Form 10-K405
period 1995-04-30
INVESTORS REAL ESTATE TRUST
filed 1995-07-27
CIK 798359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                            Annual Report Pursuant To
                             Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

          For the Fiscal Year Ended               Commission File No.
               April 30, 1995                          0-14851

                             ----------------------

                           INVESTORS REAL ESTATE TRUST
             (Exact name of Registrant as specified in its charter)

           North Dakota                                        45-0311232
(State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                           Identification No.)

 12 South Main, Minot, North Dakota                              58701
(Address of principal executive offices)                       (Zip Code)

                                  701-852-1756
              (Registrant's Telephone Number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of each exchange
         Title of each class                              on which registered
         -------------------                             ---------------------
Capital Shares of Beneficial Interest                        Not Listed

                             ----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  x       NO
                                              -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's outstanding Capital Shares of Beneficial Interest held by non-affiliates is $69,738,125 based on the last reported sale price on June 23, 1995.

     The number of shares outstanding as of June 23, 1995 was 11,565,195 Capital Shares of Beneficial Interest (no par value).

     Portions of the Trust's definitive proxy statement for the 1995 annual meeting of shareholders are incorporated by reference in Part III hereof.

- - --------------------------------------------------------------------------------

                           INVESTORS REAL ESTATE TRUST
                                  (Registrant)

                                      INDEX

Item                                                                Page
No.                                                                 No.
- - ---                                                                 ---

     Cover Page . . . . . . . . . . . . . . . . . . . . . . .         1
     Index. . . . . . . . . . . . . . . . . . . . . . . . . .         2

PART I
1.   Business . . . . . . . . . . . . . . . . . . . . . . . .         3
2.   Properties . . . . . . . . . . . . . . . . . . . . . . .         5
3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .        10
4.   Submission of Matters to a Vote of Security Holders. . .        11

PART II
5.   Market for Registrant's Common Stock and
     Related Security Holder Matters. . . . . . . . . . . . .        11
6.   Selected Financial Data. . . . . . . . . . . . . . . . .        12
7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . .        12
8.   Financial Statements and Supplementary Data. . . . . . .        19
9.   Disagreements on Accounting and Financial
     Disclosure . . . . . . . . . . . . . . . . . . . . . . .        19

PART III
10.  Directors and Executive Officers of the
     Registrant . . . . . . . . . . . . . . . . . . . . . . .        19
11.  Executive Compensation . . . . . . . . . . . . . . . . .        21
12.  Security Ownership of Certain Beneficial
     Owners and Management. . . . . . . . . . . . . . . . . .        21
13.  Certain Relationships and Related
     Transactions . . . . . . . . . . . . . . . . . . . . . .        21

PART IV
14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K. . . . . . . . . . . . . . . . . . .        21
     Exhibit Index. . . . . . . . . . . . . . . . . . . . . .        22
     Signatures . . . . . . . . . . . . . . . . . . . . . . .        24
     Report of Independent Certified Public
     Accountants. . . . . . . . . . . . . . . . . . . . . . .       F-3

                                     PART I

Item 1.  BUSINESS

Investors Real Estate Trust (hereinafter "IRET"), an unincorporated business trust, was organized under the laws of the State of North Dakota on July 31, 1970. IRET has qualified and operated as a "real estate investment trust" under Sections 856-858 of the Internal Revenue Code since its inception.

IRET, pursuant to the requirements of Sections 856-858 of the Internal Revenue Code which govern real estate investment trusts, is engaged in the business of making passive investments in real estate equities and mortgages.

IRET has its only office in Minot, North Dakota, and operates principally within the confines of the State of North Dakota, although it has some real estate investments in the states of Minnesota, South Dakota, Nebraska, Montana, Colorado, Wisconsin, Arizona and Idaho.

IRET is the general partner of seven limited partnerships which own investment real estate. IRET, as the general partner and as a creditor of said limited partnerships, has a substantial influence over the operation of the partnerships. Thus, the financial statements of IRET and the seven partnerships have been consolidated for financial reporting purposes and all material intercompany transactions and balances have been eliminated. The seven limited partnerships are:

                    Eastgate Properties, Ltd.
                    Bison Properties, Ltd.
                    First Avenue Building, Ltd.
                    Chateau Properties, Ltd.
                    Sweetwater Properties, Ltd.
                    Hill Park Properties, Ltd.
                    Colton Heights, Ltd.

IRET operates on a fiscal year ending April 30. For its past three fiscal years, its sources of operating revenue, total expenses, net real estate investment income, capital gain income, total income, and dividend distributions consolidated with said seven limited partnerships are as follows:

                             Fiscal Year Ending 4/30

                                           1995           1994           1993
                                           ----           ----           ----
     REVENUE FROM OPERATIONS
     Real Estate Rentals               $12,733,261    $10,204,670    $6,376,733
     Interest, Discount &
       Fees
                                         1,384,433      1,679,909     1,939,910
                                        ----------     ----------     ---------
                                       $14,117,694    $11,884,579    $8,316,643

     EXPENSE                           $10,549,680    $ 8,706,478    $6,085,551
                                        ----------     ----------     ---------

     NET REAL ESTATE INVESTMENT
       INCOME                          $ 3,568,014    $ 3,178,101    $2,231,092
     GAIN ON SALE OF INVESTMENTS
       (CAPITAL GAIN)                      403,094         64,962       132,610
                                        ----------     ----------     ---------

     NET INCOME                        $ 3,971,108    $ 3,243,063    $2,363,702
                                        ----------     ----------     ---------
                                        ----------     ----------     ---------

     PER SHARE
           Net Income                  $       .38    $       .35    $      .29
           Dividends Paid              $       .35    $       .33    $      .32

As indicated above, IRET has two principal sources of operating revenue: rental income from real estate properties owned by the trust and interest income from mortgages and contracts for deed secured by real estate. A minor amount of revenue is derived from interest on short-term investments in government securities, interest on savings deposits and fees derived from serving as a general partner of certain limited partnerships. In addition to operating income, the trust has received capital gain income when real estate properties have been sold at a price in excess of the depreciated cost of said properties.

IRET has no employees. Its business is conducted through the services of an independent contractor (Odell-Wentz & Associates LLC, a North Dakota Limited Liability Company, having as its members Roger R. Odell and Thomas A. Wentz) which serves as the advisor to the trust. Since the inception of the Trust and until January 1, 1986, Roger R. Odell, 12 South Main, Minot, North Dakota, served as advisor to the trust, providing office facilities, administering day-to-day operations of the trust, and advising with respect to investments and investment policy. Effective January 1, 1986, the trust entered into a revised advisory agreement with Mr. Odell and Thomas A. Wentz.

Mr. Odell is a graduate of the University of Texas, receiving his B.A. degree in 1947. He has been a resident of Minot, North Dakota since 1947. From 1947 to 1954, he was employed by Minot Federal Savings & Loan Association, serving as secretary of the association from 1952 to 1954. Since 1954, Mr. Odell has been a realtor in Minot, serving as an officer and stockholder of Watne Realty Company from 1954 to January 1, 1970, and since that time as the owner of his own realty firm.

Mr. Wentz is a graduate of Harvard College and Harvard Law School, receiving his A.B. degree in 1957 and his L.L.B. degree in 1960. He has been a resident of Minot, North Dakota, since 1962. Mr. Wentz' principal occupation is the practice of law as a partner in the law firm of Pringle & Herigstad, P.C., counsel to the trust and he provides services to Odell-Wentz & Associates on a part-time basis.

There have been no material changes in the conduct of the Trust's business since its inception and none are planned.

Item 2.  PROPERTIES

IRET is a qualified "real estate investment trust" under Section 856-858 of the Internal Revenue Code, and is in the business of making passive investments in real estate equities and mortgages. These real estate investments are managed by independent contractors on behalf of IRET.

IRET owned the following properties as of April 30, 1995:


               INVESTMENT PORTFOLIO - INVESTORS REAL ESTATE TRUST
                              AS OF APRIL 30, 1995

A.   REAL ESTATE OWNED:

                                                  FISCAL                                    MORTGAGES
                                                   1995          YEAR                        PAYABLE
     LOCATION                 SIZE/TYPE          OCCUPANCY     PURCHASED        COST         (RATE)
     --------                 ---------          ---------     ---------        ----        ---------
APARTMENTS:

   612 & 618 7th Ave.         18 & 17 Unit          97%          1974     $   352,852    $    79,761
   Mobridge, SD               Apt. Bldgs.                                                    (9.75%)

   155 High St.               24 Unit               94%          1977         399,770         33,281
   Hutchinson, MN             Apt. Bldg.                                                       (10%)

   Century Apartments         192 Unit              93%          1986       3,507,233      2,266,709
   Williston, ND              Apt. Complex                                                   (9.02%)

   Century Condos             22 Condo              83%          1983         421,683              0
   Beulah, ND                 Apt. Units                       & 1989

   Century Apts.              120 Unit              96%          1986       1,726,072      1,178,928
   Dickinson, ND              Apt. Complex                                                   (9.53%)

   201-301 17th Ave. NE       2 24-Unit             88%          1987         804,436        293,459
   Waseca, MN                 Apt. Bldgs.                                                      (10%)

   Virginia Apts.             14 Unit               92%          1988         217,083         30,592
   Minot, ND                  Apt. Bldg.                                                       (10%)

   1305 Birch St.             24 Unit               89%          1989         398,175        153,154
   Marshall, MN               Apt. Bldg.                                                      (9.0%)

   Oak Manor Apts.            27 Unit              100%          1989         267,417        243,000
   Dickinson, ND              Apt. Bldg.                                                     (10.5%)

   4301-4313 9th Ave. SW      2 18-Unit             96%          1988         995,126        583,661
   Fargo, ND                  Apt. Bldgs.                                                    (8.65%)

   Parkway Apts.              2 18-Unit             85%          1989          68,466              0
   Beulah, ND                 Apt. Bldgs.

   Scottsbluff Estates        2 24-Unit             97%          1988         693,887        311,874
   Scottsbluff, NE            Apt. Bldgs.                                                   (10.25%)

   177 10th Ave. E            41 Unit               89%          1989         360,818        238,965
   Dickinson, ND              Apt. Bldg.                                                     (8.75%)

   312 12th Ave. NW           18 Unit              100%          1989         256,750         57,673
   Mandan, ND                 Apt. Bldg.                                                     (8.75%)



   Lantern Court              12 Unit               97%          1990          55,016              0
   Minot, ND                  Apt. Bldg.

   105 Grant St.              12 Unit               75%          1990         171,885              0
   Harvey, ND                 Apt. Bldg.

   Candlelight Apts.          66 Unit               94%          1992         838,017        552,170
   Fargo, ND                  Apt. Complex                                                    (9.0%)

   Forest Park                270 Unit              98%          1993       6,515,247      4,220,518
   Grand Forks, ND            Apt. Complex                                                   (9.75%)

   Oakwood Estates            100 Unit              99%          1993       3,291,611      2,120,562
   Sioux Falls, SD            Apt. Complex                                                   (7.64%)

   Prairie Winds              48 Unit               92%          1993       1,960,108      1,426,174
   Sioux Falls, SD            Apt. Complex                                                   (7.19%)

   Crestview Apts.            152 Unit              94%          1994       4,525,031      2,996,871
   Bismarck, ND               Apt. Complex                                                   (8.97%)

   Pointe West                90 Unit               91%          1994       3,777,775      2,497,043
   Rapid City, SD             Apt. Complex                                                   (8.98%)

   Oxbow Apts.                120 Unit              90%          1994       4,898,513      3,184,364
   Sioux Falls, SD            Apt. Complex                                               (9.25 to 9.5%)

   Pine Cone                  195 Unit              N/A          1995      13,026,079     10,685,215
   Ft. Collins, CO            Apt. Complex                                                   (7.79%)

   Southview                  24 Unit               N/A          1994         653,585              0
   Minot, ND                  Apt. Complex

   North Pointe               49 Units Now          N/A          Not        1,460,150              0
   Bismarck, ND               Under Construction                 Completed

   South Pointe               196 Units Now         N/A          Not        2,062,466              0
   Minot, ND                  Under Construction                 Completed

   Stonehill                  In the Process of     N/A          Not          340,525              0
   St. Cloud, MN              Acquiring                          Completed

   Others                     In the Process of     N/A          Not           32,957              0
                              Acquiring                          Completed

COMMERCIAL:

   108 4th Ave. SE            5,000 sq. ft.        100%          1973         328,808              0
   Minot, ND                  Office Bldg.

   114 S. Main                3,500 sq. ft.        100%          1978         103,905         26,073
   Minot, ND                  Retail Bldg.                                                      (9%)

   408 1st St. SE             Rental House         100%          1986          46,873              0
   Minot, ND

   Arrowhead Center           80,000 sq. ft.        94%          1973       2,387,095        242,369
   Minot, ND                  Shopping Center                                                  (10%)

   Superpumper                Gas Station/         100%          1986         297,064              0
   Emerado, ND                Conven. Store

   Superpumper                Gas Station/         100%          1987         239,212              0
   Langdon, ND                Conven. Store



   401 South Main             9,200 sq. ft.         96%          1988         471,889              0
   Minot, ND                  Commercial Bldg.

   Lester Chiropractic        5,000 sq. ft.        100%          1988         286,917              0
    Clinic                    Clinic Bldg.
   Bismarck, ND (1/2 int.)

   Superpumper                Gas Station/         100%          1988         301,013              0
   Bottineau, ND              Conven. Store

   Superpumper                Gas Station/         100%          1988         428,778              0
   Crookston, MN              Conven. Store

   Superpumper                Gas Station/         100%          1991         485,007              0
   Grand Forks, ND            Conven. Store


   Superpumper                Gas Station/         100%          1991         250,000              0
   New Town, ND               Conven. Store

   Pioneer Hi-Bred            Office/Whse.         100%          1991         606,931        369,711
   Moorhead, MN                                                                              (7.38%)

   Lindberg                   Office/Whse.         100%          1991       1,371,409        883,344
   Eden Prairie, MN                                                                          (9.25%)

   Creekside                  Office Bldgs.         97%          1991       1,538,174        962,992
   Billings, MT                                                                               (9.5%)

   Superpumper                Gas Station/         100%          1992         120,600              0
   Sidney, MT                 Conven. Store

   Hutchinson Technology      Manufacturing        100%          1992       4,429,026      2,580,542
   Sioux Falls, SD            Plant                                                           (8.5%)

   Minot Plaza                11,200 sq. ft.       100%          1993         502,898              0
   Minot, ND                  Strip Shopping Center

   Smith's Home               70,000 sq. ft.       100%          1994       5,639,576      3,673,868
   Furnishings                Retail Warehouse                                               (9.75%)
   Boise, ID

   Midco Theatre              28,528 sq. ft.       100%          1994       2,543,237      1,731,283
   Grand Forks, ND            10-screen theatre                                              (9.40%)
                              30 Year Lease

   Pet Foods                  18,000 sq. ft.        N/A          1995       1,251,719              0
   Fargo, ND                  Retail/Whse.

   Barnes and Noble           30,000 sq. ft.        N/A          1995       3,292,012      2,046,381
   Fargo, ND                  Retail/Whse.                                                    (8.5%)

   Stone Container            Currently Under       N/A          Not          896,268              0
   Fargo, ND                  Construction                       Completed

   Barnes and Noble           Currently Under       N/A          Not           71,895              0
   Omaha, NE                  Construction                       Completed


CONSOLIDATED PARTNERSHIPS:

                              Year Partner-
Name, Location, Size          Ship Formed         Fiscal                                        Mortgages
& Type of Real                and % Owned          1995          Year                            Payable
Estate Owned                  by IRET            Occupancy     Purchased        Cost             (rate)
- - ------------------------------------------------------------------------------------------------------------------
CHATEAU PROPERTIES, LTD.
 Apartment Complex             1979                 99%          1972        $2,663,654         $1,318,597
- - - Minot, ND, 64 Units         26.7%                                                                   (7%)

SWEETWATER PROPERTIES, LTD.
 Apartment Complex             1981                 94%          1972         1,354,230            275,285
 - Devils Lake, ND               0%                                                                (9.25%)
      72 Units
- - - Grafton, ND, 42 Units

BISON PROPERTIES, LTD.
Apartment Complex             1982                  94%          1972         1,490,135            188,062
  - Jamestown, ND              20%                                                                 (8.5 to
      90 Units                                                                                        10%)
 - Carrington, ND
      18 Units
 - Cooperstown, ND
      17 Units

FIRST AVENUE BUILDING, LTD.
16,500 sq. ft. Office
      Building                 1981                 95%          1981           778,817                  0
- - - 15 First Ave. SW              20%
      Minot, ND

EASTGATE PROPERTIES, LTD.
 Apartment Complex             1983                 85%          1970         1,681,203                  0
- - - Terrace on the Green          18%
    Moorhead, MN
      116 Units

COLTON HEIGHTS, LTD.
Apartment Building             1984                 97%          1984            816,561           399,197
- - - Minot, ND, 18 Units         18.69%                                                                (8.5%)

HILL PARK PROPERTIES, LTD.
Garden Grove Apts.             1985                 92%          1985          2,820,677         1,551,775
- - - 201 Xavier Drive             7.14%                                                             (10.625%)
  Bismarck, ND, 92 Units

                                                                            -------------------------------
                                       Total Real Estate Owned               $93,556,316       $49,453,453
                                                                                               -----------
                                       Less Accumulated Depreciation         (13,084,483)
                                                                             -----------
                                       Net Carrying Value                    $80,471,833
                                                                             -----------
                                                                             -----------

- - -    TITLE.  The title to all of the above properties is in the name of IRET in fee simple (in each case, IRET has in its files an attorney's title opinion or a title insurance policy evidencing its title).

- - -    INSURANCE.  In the opinion of management, all of said properties are adequately covered by casualty and liability insurance.

- - -    PLANNED IMPROVEMENTS.  There are no plans for material improvements to any of the above properties.

- - -    CONTRACTS OR OPTIONS TO SELL.  As of April 30, 1995, IRET had not entered into any contracts or options to sell any of the above properties.

- - -    OCCUPANCY AND LEASES.  Occupancy rates shown above are for the fiscal year ended April 30, 1995.  In the case of apartment properties, lease arrangements with individual tenants vary from month-to-month to one year leases, with the normal term being six months.  Leases on commercial properties vary from one year to 20 years.


B.   MORTGAGE LOANS RECEIVABLE - UNRELATED:


                                   Real Estate              4/30/95
Location                           Security                 Balance        Rate
- - --------                           --------                 -------        ----
BILLINGS, MT
Colton Heights                     Apts.-144 Units          $  437,302        9%


AURORA, CO
Geneva Del Mar                     Apt. Complex                328,277       12%
Pier Point-Writer Corp.            Residential Lots            407,842       12%

DENVER, CO
Westminister-
  Writer Corp.                     Residential Lots            281,101       14%
Centrebrooke Homes                 Residential Lots            724,832       12%

GILBERT, AZ
NE1/4-27-2-6                       Commercial Land             700,015        8%

OTHER MORTGAGES
Over $100,000                                                  977,249 8-12 1/2%
$50,000 to $99,999                                             370,724      8-9%
$20,000 to $49,999                                             111,933     8-10%
Less than $20,000                                               27,185     7-12%
                                                            ----------
                    TOTAL                                   $4,366,460
                    Unearned Discounts                         (34,792)
                    Allowance for Losses                      (293,365)
                    Deferred Gain                             (219,861)
                                                            ----------

                                                            $3,818,442
                                                            ----------
                                                            ----------


C.   MORTGAGE LOANS RECEIVABLE - RELATED PARTIES



                                   Real Estate              4/30/95
Location                           Security                 Balance        Rate
- - --------                           --------                 -------        ----
MINOT, ND
Investors Management &
 Marketing, Inc.                   10 Unit Apt. Bldg.       $   118,137     11%
                                                            -----------
                    TOTAL                                   $   118,137
                                                            -----------
                                                            -----------

D.   SUMMARY OF REAL ESTATE INVESTMENT PORTFOLIO

REAL ESTATE INVESTMENTS:
Real Estate Owned                  $93,556,316
  Less Depreciation Reserve        (13,084,483)             $80,471,833     85%
                                   ------------
Related Mortgage Loans                 118,137
Other Mortgage Loans                 4,366,460
  Less unearned discounts
    and interest                       (34,792)
  Less allowance for losses           (293,365)
  Less deferred gain                  (219,861)               3,936,579      4%
                                   -----------              -----------
  Total Real Estate Investments                             $84,408,412
                                                            -----------
                                                            -----------

OTHER ASSETS:
Cash and marketable securities                              $ 9,602,551
Deposits and accruals                                           880,031
                                                            -----------
  Total Other Assets                                        $10,482,582     11%
                                                            -----------
                                                            -----------
TOTAL ASSETS                                                $94,890,994    100%
                                                            -----------
                                                            -----------


Item 3.  LEGAL PROCEEDINGS

On September 29, 1994, IRET brought suit against Centrebrooke Development, Inc., Daniel B. Najor and Land Title Guarantee Company to recover on a $475,232.55 loan to Centrebrooke guaranteed by Najor. Judgment against Centrebrooke for $577,131.66 (which amount includes accrued interest and costs) was ordered on June 6, 1995. However, Centrebrooke is thought to be insolvent and litigation against Najor continues to realize on his guarantee of the loan. Also, IRET is proceeding to foreclose on residential lots which are also held as security for this loan. An addition of $200,000 was made to the reserve for loan losses during Fiscal 1995.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 10, 1994 Annual Shareholders' meeting, the only matters submitted to a vote of Security holders were the election of ten Trustees and ratification of the reappointment of the independent certified public accountants.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The shares of Beneficial Interest of IRET are traded in the over-the-counter market only within the State of North Dakota by Inland Securities, Inc., 21 South Main, Minot, ND 58701, and Financial Advantage Brokerage Serices, Inc., 17 South Main, Minot, ND 58701. Set forth below, by quarter-year, are the total number of IRET shares traded, the high and low reported sales prices and the per share dividend paid for the past three years:


Calendar                         No. of           Bid                 Asked          Per Share
  Year         Months         Shares Sold    Low       High      Low       High      Dividend
  ----         ------         -----------    ---       ---       ----      ---       --------
  1992    July-September       136,882       4.84     4.93       5.50      5.60      .0795
  1992    October-December     170,497       4.93     5.02       5.60      5.70      .08
  1993    January-March        241,353       5.02     5.10       5.70      5.80      .0805
  1993    April-June           230,068       5.10     5.19       5.80      5.90      .081
  1993    July-September       140,339       5.10     5.19       5.90      5.90      .0815
  1993    October-December     181,613       5.16     5.28       5.90      6.00      .082
  1994    January-March        250,167       5.20     5.37       6.00      6.10      .0825
  1994    April-June           163,347       5.20     5.37       6.10      6.10      .083
  1994    July-September       134,529       5.37     5.63       6.10      6.25      .084
  1994    October-December     335,518       5.63     5.89       6.25      6.40      .085
  1995    January-March        210,106       5.89     5.89       6.40      6.40      .08625
  1995    April-June           137,766       5.89     6.03       6.40      6.55      .0875

As of May 31, 1995, IRET had 2,132 shareholders. No shareholder held more than 5% of the 11,231,947 shares outstanding and there were no warrants or stock options outstanding. Dividends are paid on January 5, April 1, July 1, and October 1 of each year.

IRET shares are sold on the primary market only for cash to bona fide residents of the State of North Dakota by Inland Securities, Inc., and Financial Advantage Brokerage Services, Inc., which are securities dealers registered with the State of North Dakota. IRET claims exemption from the registration of its shares of Beneficial Interest under the Securities Act of 1933 under Section 3(a)(11) of said Act.

Item 6.  SELECTED FINANCIAL DATA


                                                        Year Ended April 30
                              ----------------------------------------------------------------------
                                   1995         1994          1993          1992          1991
                              ----------------------------------------------------------------------




Consolidated Income Statement Data
     Revenue                  $ 14,117,694   $ 11,884,579  $  8,316,643   $  7,206,054  $  6,591,500
     Operating Income            3,568,014      3,178,101     2,231,092      1,628,155     1,160,634

     Gain on repossession/
       sale of investments         403,094         64,962       132,610         22,858       (10,008)

     Net Income                  3,971,108      3,243,063     2,363,702      1,651,013     1,150,626


Balance Sheet Data
     Total real estate
       investments            $ 84,408,412   $ 64,427,776  $ 50,041,059   $ 34,302,341  $ 31,722,867
     Total assets               94,890,994     72,729,848    54,658,569     38,997,080    35,757,950
     Shareholders' equity       38,094,144     30,320,401    23,745,443     18,849,635    15,770,048


Consolidated Per Share Data
     Net income               $        .38   $        .36  $        .29   $        .23  $        .18
     Gain on repossession/
       sale of investments             .04            .01           .01            .00           .00
     Dividends                         .35            .33           .32            .31           .31
     Tax status of dividend
       Capital gain                   11.0%          7.37%         4.08%           1.0%          4.9%
     Ordinary income                  89.0%         92.63%        74.04%          68.0%         53.8%
     Return of capital                 0.0%           0.0%        21.88%          31.0%         41.3%

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        GENERAL:

IRET has operated as a "real estate investment trust" under Sections 856-858 of the Internal Revenue Code since its formation in 1970. IRET is in the business of owning income producing real estate investments. No major changes in IRET's business occurred in the fiscal year which ended April 30, 1995, and none are planned at this time.

        RESULTS OF OPERATIONS:

        FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994. Net income for Fiscal 1995 increased to $3,971,108, from the $3,243,063 earned in Fiscal 1994 and the $2,363,702 of net income recorded for Fiscal 1993. On a per share basis, net income was $.38 for Fiscal 1995, an increase of 6% over the $.36 earned in the prior year and 31% more than the $.29 earned in Fiscal 1993.

Gain from the sale of real estate investments constituted $403,094 ($.04 per share) of the Fiscal 1995 net income, compared to $64,962 ($.01 per share) included in the Fiscal 1994 net income and $132,610 ($.01 per share) for Fiscal 1993.

Total revenues were $14,117,694 in Fiscal 1995, compared to $11,884,579 in Fiscal 1994 and $8,316,643 in Fiscal 1993. The revenue increase of $2,233,115 between Fiscal 1995 and the prior year consisted of:

     Rent from 4 properties acquired in Fiscal 1995    $  534,013
     Rent from 4 properties acquired in Fiscal 1994
          in excess of that received in Fiscal 1994     1,860,429
     An increase in rental rates on existing
          properties (3%)                                 213,973
     An increase in occupancy rates on existing
          properties (1/2%)                                52,171
     A decrease in rent - property sold during 1995
          (Yankton)                                      (131,995)
     A decrease in interest income                       (295,476)
                                                       ----------
       Net revenue increase (1995 over 1994)           $2,233,115
                                                       ----------
                                                       ----------

Thus, the increase in revenue resulted primarily from the addition of new real estate properties to the portfolio. Scheduled rents on existing properties increased by 3%, while occupancy increased to 95.5% from 95% in the prior year.

The $728,045 increase in net income for Fiscal 1995 over the amount earned in the prior year resulted from:

     An increase in gain from sale of investments      $  338,132
     An increase in net rental income (rents, less
          utilities, maintenance, taxes, insurance
          and management)                               1,999,032
     A decrease in interest income                       (295,476)
     An increase in interest expense                     (832,073)
     An increase in depreciation expense                 (444,163)
     A decrease in bad debt expense                        50,000
     An increase in operating expenses & other items      (87,407)
                                                       ----------
                                                       $  728,045
                                                       ----------
                                                       ----------

IRET purchased some $27,000,000 of real estate properties during Fiscal 1995 and has contracted to acquire approximately $25,000,000 of additional real estate properties in the coming year. Thus, the Trust's portfolio will shift rapidly from a significant investment in high-yielding mortgage loans to a portfolio consisting primarily of equity positions in real estate. This change in the portfolio will show a decrease in net income because of increased depreciation.

We expect earnings in Fiscal 1996 to exceed this year's level. Occupancy, rental rates and interest rates are expected to remain at present levels and the new properties that are being added to the portfolio will enhance net income.

          FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993. Net income for Fiscal 1994 increased to $3,243,000, compared to $2,363,702 for Fiscal 1993 and $1,651,013 for Fiscal 1992. On a per share basis, net income was $.35 for Fiscal 1994, an increase of 21% over the $.29 earned in the prior year and 52% more than the $.23 earned in Fiscal 1992.

Total revenues were $11,884,579 in Fiscal 1994, compared to $8,316,643 in 1993 and $7,206,054 in 1992. The Fiscal 1994 revenue increase of $3,567,936 consisted of:

     Rent from 4 properties acquired in Fiscal 1994    $  722,319
     Rent from the 6 properties acquired in Fiscal 1993
          in excess of that received in Fiscal 1993     2,568,085
     An increase in rental rates on existing
          properties (3.3%)                               336,542
     An increase in occupancy rates on existing
          properties (2%)                                 200,991
     A decrease in interest income                       (260,001)
                                                       ----------
       Net revenue increase (1994 over 1993)           $3,567,936
                                                       ----------
                                                       ----------

The continuing increase in net income resulted from:

  - The acquisition of additional real estate properties which have performed at a higher income level than the average of our portfolio.

  - A continuation of the trend of improved rental rates and occupancy in all of our rental properties. Scheduled rents were up an average of 3.3%, while occupancy increased from 93% to 95%. Rental income was $3,827,937 higher in Fiscal 1994 than in the prior year, while rental expenses (utilities, maintenance, taxes, insurance and managements) were $1,276,774 higher.

  -  A decrease in interest rates on new and existing variable rate mortgages.

During Fiscal 1994, IRET increased its allowance for bad debts by $250,000. A residential lot development loan made by IRET to Centrebrooke Homes of Denver, CO, went into default and it is likely that a portion of the $900,708 loan balance will not be collectible.

DIVIDENDS.  The following dividends were paid during Fiscal 1995:

                    Date      Per Share Dividend
                    ----      ------------------
              July 1, 1994         $.088*
              October 1, 1994      $.084
              January 5, 1995      $.085
              April 1, 1995        $.08625
                                   -------
                                   $.34325
                * Includes $.005 special dividend.

FUNDS FROM OPERATIONS. The funds derived by the Trust from its operations increased by 18% over the prior year. (IRET uses the definition of "Funds From Operations" recommended by the National Association of Real Estate Investment Trusts to mean "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures calculated on the same basis."
It is emphasized that funds from operations as so calculated and presented does not represent cash flows from operations as defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indication of operating performance or to cash flows as a measure of liquidity or ability to fund all cash needs.) (See the Consolidated Statements of Cash Flows on pages 6 and 7 of the Consolidated Financial Statements attached hereto.)

The following is a comparison of dividends paid during the past five fiscal years to Funds From Operations (as defined above):


                                Fiscal         Fiscal         Fiscal         Fiscal         Fiscal
Item                            1995           1994           1993           1992            1991
- - ----                            ----           ----           ----           ----            ----
Net Income (GAAP)             $3,971,108     $3,243,063     $2,363,702     $1,651,073     $1,150,626

Less Gains (Losses) from
  Property Sales                 403,094         64,962        132,610         22,858        (10,008)
                              ----------     ----------     ----------     ----------     ----------
Operating Income              $3,568,014     $3,178,101     $2,231,092     $1,628,155     $1,160,634
Plus Depreciation              1,845,571      1,401,408      1,051,370        824,369        789,646
Plus Amortization                 20,659         28,199         16,364         11,289         11,364
                              ----------     ----------     ----------     ----------     ----------
Funds from
  Operations                  $5,434,244     $4,607,708     $3,298,826     $2,463,813     $1,961,644
Dividends Paid                $3,660,986     $3,102,061     $2,633,799     $2,257,303     $2,020,303
                              ----------     ----------     ----------     ----------     ----------
                              $1,773,258     $1,505,647     $  665,027     $  206,510     $  (58,659)


Management expects that the Funds From Operations (as defined above) will continue to improve during Fiscal 1996 and will exceed dividends paid in the coming year. IRET plans to continue its policy of increasing its dividend with an ultimate objective of paying out approximately one-half of its depreciation deduction.

LIQUIDITY AND CAPITAL RESOURCES. IRET's financial condition during Fiscal 1995 continued at the very strong level of its prior fiscal year.

  - Equity capital increased to $38,094,144 from $30,320,401 on April 30, 1994, a gain of $7,773,743, (26%). Equity capital on April 30, 1993 was $23,745,443. These increases result primarily from the sale of shares of beneficial interest.

  - Liabilities increased to $56,796,850 from $42,409,447 on April 30, 1994, and $30,409,447 on April 30, 1993.

  - Total assets increased to $94,890,994 from $72,729,848 on April 30, 1994, and $54,658,569 on April 30, 1993.

  - Cash and marketable securities were $9,602,551 compared to the year earlier figure of $7,263,031, and $4,124,651 on April 30, 1993.

AFFILIATED PARTNERSHIPS. IRET has sponsored and serves as a general partner of seven limited partnerships. Because of IRET's position as a general partner and creditor of these partnerships and because the partnerships (with the exception of Chateau Properties) have not produced sufficient cash flow to pay debts due to IRET as scheduled, the financial statements of IRET and the seven partnerships have been consolidated for financial reporting purposes to more properly depict the financial status of IRET. It is emphasized that the consolidation of the financial reports does not change the legal relationship between IRET and the partnerships, nor the income tax reporting by IRET or the partnerships.

The seven affiliated partnerships are as follows:

                         YEAR             PROPERTY            IRET
NAME                    FORMED             OWNED            OWNERSHIP
- - ---------------------------------------------------------------------
Chateau Properties,      1979             64 Unit             26.7%
Ltd.                                      Apt. Bldg.

Sweetwater Properties,   1981             114 Units              0%
Ltd.                                      Apts.

Bison Properties,        1982             125 Units             20%
Ltd.                                      Apts.

First Avenue Building,   1981             16,500 sq. ft.        20%
Ltd.                                      Office Bldg.




Eastgate Properties,     1983             116 Units             18%
Ltd.                                      Apts.

Colton Heights, Ltd.     1984              18 Unit           18.69%
                                          Apt. Bldg.

Hill Park Properties,    1985              96 Units           7.14%
Ltd.                                      Apts.


CONSOLIDATED FINANCIAL STATEMENTS:

The financial statement included in this Form 10-K consolidates the financial statements of IRET and the above seven limited partnerships. All material inter-company transactions and balances have been eliminated on the consolidated statement. The principal impact of this consolidation on the statement of operations is to reduce reported income as a result of increased depreciation. On the balance sheet, related mortgage loans and the investment in partnerships is reduced and real estate owned is increased. Also, the deferred income account is decreased and the retained earnings account is also decreased.

PROPERTY ACQUIRED: During Fiscal 1995, the Trust made the following investments:

     EQUITIES:

     Commercial:

     -    28,300 sq.ft. 10-screen state-of-the-art
          theatre in Grand Forks, ND. Built to suit
          & net leased to MIDCO Theatre on a 30-yr.
          lease.                                       $    2,543,237

     -    30,000 sq.ft. upscale retail building in
          Fargo, ND. Built for & net leased to
          Barnes & Noble Bookstore on a 15-yr. lease.  $    3,292,012

     -    18,000 sq.ft. building in Fargo, ND. This
          new sales concept in pet care is net leased
          to Pet Food Warehouse on a 15-yr. lease.     $    1,251,719

     All of the above properties are on-line and producing income.

          Under Construction:

     -    151,850 sq.ft. manufacturing plant in Fargo,
          ND. Upon completion, will be net leased to
          Stone Container on a 15-yr. lease.           $      896,268

     -    27,500 sq.ft. retail building in Omaha, NE.
          Upon completion, will be net leased to
          Barnes & Noble Bookstore on a 15-yr lease.   $       71,895

     Apartments:

     -    195 luxury unit complex named Pine Cone
          Apartments in Fort Collins, Colorado, built
          in 1994.                                     $   13,026,079

     -    24 unit Oxbow Apartments complex in
          Sioux Falls, SD. Construction was completed
          on the 96 units started in 1994 and we added
          24 more units.                               $    1,746,707

     -    24 unit Southview complex in Minot, ND.      $      653,585

     The apartments described above are on our books and producing income.

          Under Construction/Pending Purchases:

     -    49 unit North Pointe Apartments complex in
          Bismarck, ND. Estimated completion date,
          July, 1995.                                  $    1,460,150

     -    98 unit South Pointe Apartments complex in
          Minot, ND. Estimated completion date,
          August, 1995.                                $    2,062,466

     -    313 unit West Stonehill Apartments complex
          in St. Cloud, MN. We are under contract to
          purchase these newer apartments in July,
          1995.                    Purchase Deposit -  $      340,525
                                                       --------------
     Total Real Estate Acquisitions                    $   27,344,643
                                                       --------------
                                                       --------------
     MORTGAGE LOANS RECEIVABLE:
                                             1995           1994
                                             ----           ----
     Mortgage Loans Receivable,
          Beginning of Year             $   9,853,941  $   11,546,075

     New Participations in &
          Advances on Mortgage Loans    $     653,952  $    3,135,673
                                        -------------  --------------
                                        $  10,507,893  $   14,681,748

     Collections                        $  (5,823,296) $   (4,827,807)
     Write-off Through Allowance             (200,000)
                                        -------------  --------------
     Mortgage Loans Receivable,
          End of Year                   $   4,484,597  $    9,853,941
                                        -------------  --------------
                                        -------------  --------------

PROPERTY SOLD: The Trust sold a 42-unit apartment complex in Yankton, SD, in Fiscal 1995 for a gain of $305,542. It also sold the two tri-plex apartments in Northwest Minot with a gain of $82,053. We will continue to offer our older and smaller apartment complexes for sale in Fiscal 1996.

IMPACT OF INFLATION. The costs of utilities and other rental expenses continue to increase, but in most areas, IRET has been able to increase rental income sufficiently to cover inflationary increases in rental expenses. Increases in rental income are not precluded by long-term lease obligations except for a few commercial properties subject to long-term net lease agreements. Thus, as market conditions allow, rents will be increased to cover inflationary expenses and to provide a better return to IRET.

ECONOMIC CONDITIONS. Fiscal 1995 was a very good year in the northern plains states in which the Trust operates. The economy was strong, due to adequate rainfall and higher commodity prices and a moderate improvement in energy activity. Occupancy and rent levels for Trust properties improved only slightly in Fiscal 1995.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Supplementary Data are incorporated herein by reference and filed as a part of this report.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and Trustees of IRET as of April 30, 1995, were:

Name, Age                     Business Experience During          Year Position
and Position                  Past Five Years                       Commenced
- - ------------                  --------------------------          -------------
*C. Morris Anderson           President of North Hill Bowl, Inc,;      1970
 Age 66                       Director of International Inn, Inc, and
 Trustee                      Norwest Bank - Minot, N.A. and a
                              Partner in Magic City Realty, Ltd.

*Ralph A. Christensen         Partner in Thompson-Christensen          1970
 Age 66                       Ranch, Towner, ND; Director of First
 Trustee and Chairman         Bank - Minot, N.A.; Chairman of IRET.

*John D. Decker               Investor                                 1970
 Age 78
 Trustee

*Mike F. Dolan                Investor;   Vice-Chairman of IRET.       1978
 Age 83
 Trustee & Vice Chairman

*J. Norman Ellison, Jr.       Businessman; Managing Partner of         1970
 Age 72                       Ellison Realty Co.; Former Director
 Trustee                      of First Bank - Minot, N.A.

*Daniel L. Feist              Real Estate Development; President       1985
 Age 63                       of Feist Construction & Realty, Inc.;
 Trustee                      Director of First Bank - Minot, N.A.

*Patrick G. Jones             Investor; Former President of Central    1986
 Age 47                       Venture Capital, Inc.; Former Manager
 Trustee                      and Director of the Minot Daily News

*Jeff L. Miller               Businessman; President of M&S            1985
 Age 51                       Concessions, Inc. & Former President
 Trustee & Vice Chairman      of Coca Cola Bottling Co. of Minot;
                              President and Director of Western
                              Sales and Service, Inc.; Director of
                              First Bank - Minot, N.A.

 Roger R. Odell               Realtor; President of IRET; Partner in   1970
 Age 69                       Odell-Wentz & Associates (Advisor to
 Trustee, President           IRET); Director of Investors Manage-
 and Advisor                  ment & Marketing, Inc. and Inland
                              Securities, Inc.; Partner in Magic City
                              Realty, Ltd.

 Thomas A. Wentz              Attorney, Pringle & Herigstad, P.C.;     1970
 Age 60                       Vice-President of IRET; Partner in
 Trustee & Vice President     Odell-Wentz & Associates (Advisor to
                              the Trust).

 Timothy P. Mihalick          Realtor; Operations Manager of           1988
 Age 36                       Odell-Wentz & Associates (Advisor to
 Secretary                    the Trust); Secretary of IRET.

* unaffiliated Trustees

Item 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on August 9, 1995.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 31, 1995, no person, nor any trustee or officer individually was known by the Trust to own beneficially more than 5% of the outstanding Shares of Beneficial Interest.

Collectively, the Trustees owned 6.14% of such shares on said date.

Additional information regarding security ownership is to be found in portions of the Trust's definitive proxy statement for the 1995 annual meeting of shareholders, incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held August 9, 1995.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

     1.   Financial Statements

          See the Table of Contents to Financial Statements and Supplemental
          Data.

     2.   Financial Statement Schedules

          The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in
          Item 8 of this Annual Report on Form 10-K:

                  I Marketable Securities - Other Investments
                 IV Noncurrent Indebtedness of Related Parties -
                         Mortgage Loans Receivable
                  X Supplemental Income Statement Information
                 XI Real Estate Owned and Accumulated Depreciation
                XII Investments in Mortgage Loans on Real Estate
               XIII Other Investments - Partnerships

               See the Table of Contents to Financial Statements and Supplemental Data.

     3.   Documents Incorporated by Reference

                                             Part of Form 10-K
                                             into which Document
                   Document                    is Incorporated
          --------------------------------   -------------------

          Proxy Statement to be filed              Part III
          in connection with the annual
          meeting of shareholders to be
          held August 9, 1995

     4.   Exhibits

          See the following list of exhibits.

     (b)  Reports on Form 8-K

IRET filed a Form 8-K on April 28, 1995, pursuant to the purchase of a 196-unit Pine Cone Apartment complex located in Fort Collins, Colorado.

     (c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995. The Registrant will furnish a copy of any exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

     3. Declaration of Trust, dated July 31, 1970, and First Amendment thereto dated August 26, 1970, and Second Amendment thereto dated July 11, 1974, filed as Exhibit 3 to Form 10 filed for the Registrant (File No. 0-14851) and incorporated herein by reference.

     10. Advisory Agreement between the Registrant and Odell-Wentz & Associates, filed as Exhibit 10 to said Form 10 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVESTORS REAL ESTATE TRUST

Date:  July 20, 1995                    By: /s/ Thomas A. Wentz
                                           __________________________
                                           Thomas A. Wentz
                                           Vice-President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                 Title                          Date
        ---------                 -----                          ----

     /s/ Roger R. Odell            President, Trustee and        July 20, 1995
     ________________________      Principal Executive Officer
     Roger R. Odell

     /s/ Thomas A. Wentz
     _________________________     Vice-President and Trustee    July 20, 1995
     Thomas A. Wentz

     /s/ Ralph A. Christensen
     ________________________      Trustee and Chairman          July 24, 1995
     Ralph A. Christensen

     /s/ Mike F. Dolan
     ________________________      Trustee and Vice Chairman     July 21, 1995
     Mike F. Dolan

     /s/ Jeff L. Miller
     ________________________      Trustee and Vice Chairman     July 24, 1995
     Jeff L. Miller

     /s/ C. Morris Anderson
     ________________________      Trustee                       July 21, 1995
     C. Morris Anderson

     /s/ J. Norman Ellison Jr.
     _________________________     Trustee                       July 24, 1995
     J. Norman Ellison Jr.

     /s/ Daniel L. Feist
     ________________________      Trustee                       July 21, 1995
     Daniel L. Feist

     /s/ Patrick G. Jones
     ________________________      Trustee                       July 21, 1995
     Patrick G. Jones

     /s/ John D. Decker
     ________________________      Trustee                       July 21, 1995
     John D. Decker

     /s/ Timothy P. Mihalick
     ________________________      Secretary                     July 20, 1995
     Timothy P. Mihalick

                           INVESTORS REAL ESTATE TRUST

                           AND AFFILIATED PARTNERSHIPS

                               MINOT, NORTH DAKOTA








                        CONSOLIDATED FINANCIAL STATEMENTS

                                      AS OF

                             APRIL 30, 1995 AND 1994

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                                TABLE OF CONTENTS


                                                                           Pages
                                                                           -----

INDEPENDENT AUDITOR'S REPORT                                                 F-3


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                                F-4

  Consolidated Statements of Operations                                      F-6

  Consolidated Statements of Shareholders' Equity                            F-7

  Consolidated Statements of Cash Flows                                      F-8

  Notes to Consolidated Financial Statements                                F-10


ADDITIONAL INFORMATION

  Independent Auditor's Report on Additional Information                    F-17

  Marketable Securities                                                     F-18

  Noncurrent Indebtedness of Related Parties -
   Mortgage Loans Receivable                                                F-19

  Supplemental Income Statement Information                                 F-20

  Real Estate and Accumulated Depreciation                                  F-21

  Investments in Mortgage Loans on Real Estate                              F-24

  Selected Financial Data                                                   F-27

  Gain from Property Dispositions                                           F-28

  Mortgage Loans                                                            F-29

  Significant Property Acquisitions                                         F-30

  Quarterly Results of Consolidated Operations (Unaudited)                  F-31

               OTHER SCHEDULES ARE OMITTED DUE TO INAPPLICABILITY

                          INDEPENDENT AUDITOR'S REPORT





Board of Trustees
Investors Real Estate Trust
  and Affiliated Partnerships
Minot, North Dakota


We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and Affiliated Partnerships as of April 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended April 30, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Affiliated Partnerships at April 30, 1995 and 1994, and the consolidated results of its operations and cash flows for the years ended April 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.




/s/ Brady, Martz & Associates, P.C.
- - -------------------------------------
BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota


May 19, 1995

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 1995 AND 1994


                                     ASSETS

                                                       1995           1994
                                                   ------------  ------------
REAL ESTATE INVESTMENTS
   Property owned                                  $93,556,316    $66,522,947
   Less accumulated depreciation                   (13,084,483)   (11,370,925)
                                                   -----------    -----------
                                                   $80,471,833    $55,152,022

   Mortgage loans receivable - related parties         118,137        663,391
                             - other                 4,366,460      9,190,550
   Less  - unearned discounts and deferred interest    (34,792)       (49,462)
         - deferred gain from property dispositions   (219,861)      (235,360)
         - allowance for loan losses                  (293,365)      (293,365)
                                                   -----------    -----------
   Total real estate investments                   $84,408,412    $64,427,776

OTHER ASSETS
   Cash                                              4,772,742      1,991,578
   Marketable securities                             4,829,809      5,271,453
   Accounts receivable                                  60,260           -
   Real estate deposits                                175,000        449,148
   Prepaid insurance                                   101,465         43,066
   Tax and insurance escrow                            317,520        313,917
   Deferred charges                                    225,786        232,910
                                                   -----------    -----------

TOTAL ASSETS                                       $94,890,994    $72,729,848
                                                   -----------    -----------
                                                   -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                           1995            1994
                                                       -----------  -----------

LIABILITIES
  Accounts payable and accrued expenses                $ 1,938,179  $ 1,014,211
  Mortgages payable                                     49,996,207   36,989,553
  Investment certificates issued                         4,862,464    4,405,683
                                                       -----------  -----------
  Total liabilities                                    $56,796,850  $42,409,447
                                                       -----------  -----------

SHAREHOLDERS' EQUITY
 Shares of beneficial interest (unlimited authorization,
  no par value, 11,187,786 shares outstanding in 1995
  and 9,881,643 shares outstanding in 1994)            $41,560,587  $34,096,966
  Accumulated distributions in excess of net income     (3,466,443)  (3,776,565)
                                                       -----------  -----------
   Total shareholders' equity                          $38,094,144  $30,320,401
                                                       -----------  -----------


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                 $94,890,994  $72,729,848
                                                       -----------  -----------
                                                       -----------  -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993


                                         1995           1994           1993
                                     -----------    -----------    ------------
REVENUE
  Real estate rentals                $12,733,261    $10,204,670    $  6,376,733
  Interest, discounts and fees         1,384,433      1,679,909       1,939,910
                                     -----------    -----------    ------------
  Total revenue                      $14,117,694    $11,884,579     $ 8,316,643
                                     -----------    -----------    ------------

EXPENSES
  Interest                           $ 3,483,909    $ 2,651,836     $ 1,924,662
  Depreciation                         1,845,571      1,401,408       1,051,370
  Utilities and maintenance            2,495,783      2,271,284       1,504,354
  Taxes and insurance                  1,271,049      1,103,959         787,476
  Property management expenses           779,024        641,054         447,693
  Advisory and trustee services          336,142        304,898         252,013
  Operating expenses                     117,543         53,840          58,253
  Amortization                            20,659         28,199          16,364
  Provision for loan losses              200,000        250,000          43,366
                                     -----------    -----------    ------------
  Total expenses                     $10,549,680    $ 8,706,478     $ 6,085,551
                                     -----------    -----------    ------------

OPERATING INCOME                     $ 3,568,014    $ 3,178,101     $ 2,231,092

GAIN ON SALE OF PROPERTIES               403,094         64,962         132,610
                                     -----------    -----------    ------------

NET INCOME                           $ 3,971,108    $ 3,243,063     $ 2,363,702
                                     -----------    -----------    ------------
                                     -----------    -----------    ------------

Net income per share:
  Operating income                         $ .34          $ .35           $ .28
                                           -----          -----           -----
  Gain on sale of investments                .04            .01             .01
                                           -----          -----           -----
  Net income                               $ .38          $ .36           $ .29
                                           -----          -----           -----
                                           -----          -----           -----

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993


                                                      Accumulated
                                   Shares of         Distributions           Total
                                  Beneficial          in excess of       Shareholders'
                                   Interest            Net Income            Equity
                                 ------------        -------------       ------------
BALANCE, MAY 1, 1992             $ 22,497,105        $ (3,647,470)       $ 18,849,635

Net income                               --             2,363,702           2,363,702
Dividends distributed                    --            (2,633,799)         (2,633,799)
Dividends reinvested                1,513,143                --             1,513,143
Sale of shares                      3,652,762                --             3,652,762
                                 ------------        -------------       ------------

BALANCE, APRIL 30, 1993          $ 27,663,010        $ (3,917,567)       $ 23,745,443

Net income                               --             3,243,063           3,243,063
Dividends distributed                    --            (3,102,061)         (3,102,061)
Dividends reinvested                1,853,356                --             1,853,356
Sale of shares                      4,580,600                --             4,580,600
                                 ------------        -------------       ------------

BALANCE, APRIL 30, 1994          $ 34,096,966        $ (3,776,565)       $ 30,320,401

Net income                               --             3,971,108           3,971,108
Dividends distributed                    --            (3,660,986)         (3,660,986)
Dividends reinvested                2,175,278                --             2,175,278
Sale of shares                      5,288,343                --             5,288,343
                                 ------------        -------------       ------------

BALANCE, APRIL 30, 1995          $ 41,560,587        $ (3,466,443)       $ 38,094,144
                                 ------------        -------------       ------------
                                 ------------        -------------       ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993


                                                          1995                1994                1993
                                                     ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $  3,971,108        $  3,243,063        $  2,363,702
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                        1,866,230           1,429,606           1,067,734
   Provision for loan losses                                 --               250,000              43,366
   Accretion of discount on contracts                     (14,670)           (120,485)           (139,353)
   Gain on sale of properties                            (403,094)            (64,962)           (132,610)
   Interest reinvested in investment certificates         205,491             237,415             233,088
   Changes in other assets and liabilities:
    (Increase) decrease in other assets                   138,350             (24,601)           (137,775)
    Increase (decrease) in accounts payable
      and accrued expenses                               (109,116)            165,719             282,437
                                                     ------------        ------------        ------------
  Net cash provided from operating activities        $  5,654,299        $  5,115,755        $  3,580,589
                                                     ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of investment securities    $    441,644        $    992,872        $    430,755
  Principal payments on mortgage loans receivable       4,032,090           4,808,981           3,114,315
  Proceeds from sale of other assets                         --                  --               115,000
  Payments for acquisition and
    improvement of properties                         (10,859,997)         (8,508,607)         (7,375,840)
  Purchase of investment securities                          --            (3,035,142)           (996,969)
  Investment in mortgage loans receivable                (653,952)         (3,116,847)         (2,773,125)
                                                     ------------        ------------        ------------
  Net cash used for investing activities             $ (7,040,215)       $ (8,858,743)       $ (7,485,864)
                                                     ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of shares                       $  5,288,343        $  4,580,600        $  3,652,762
  Proceeds from investment certificates issued            947,093             896,657           1,115,929
  Proceeds from mortgages payable                       2,092,266           3,453,849           1,524,642
  Loan on margin account                                     --             2,250,000                --
  Dividends paid                                       (1,485,708)         (1,248,705)         (1,120,656)
  Redemption of investment certificates                  (695,803)         (1,488,070)           (551,957)
  Principal payments on mortgage loans                 (1,979,111)         (1,355,233)         (1,480,390)
  Payments on margin account                                 --            (2,250,000)               --
                                                     ------------        ------------        ------------
  Net cash provided from financing activities        $  4,167,080        $  4,839,098        $  3,140,330
                                                     ------------        ------------        ------------

NET INCREASE (DECREASE) IN CASH                      $  2,781,164        $  1,096,110        $   (764,945)

CASH AT BEGINNING OF YEAR                               1,991,578             895,468           1,660,413
                                                     ------------        ------------        ------------

CASH AT END OF YEAR                                  $  4,772,742        $  1,991,578        $    895,468
                                                     ------------        ------------        ------------
                                                     ------------        ------------        ------------





                                                     1995                1994                1993
                                                ------------        ------------        ------------
SUPPLEMENTARY SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
  Dividends reinvested                          $  2,175,278        $  1,853,356        $  1,513,143
  Real estate investment and mortgage
    loans receivable acquired through
    assumption of mortgage loans payable
    and accrual of costs                          15,917,788           9,510,351          10,303,021
  Proceeds from sale of properties
    deposited directly with escrow agent             940,258                --                  --
  Mortgages paid directly by
    owner of contract                                543,598              18,826             661,089
  Interest reinvested directly in
    investment certificates                          205,491             237,415             233,088



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest paid on mortgages                   $  3,109,727        $  2,215,752        $  1,512,201
   Interest paid on margin account and other            --                 9,413               8,689
   Interest paid on investment certificates          157,233             183,037             141,218
                                                ------------        ------------        ------------
                                                $  3,266,960        $  2,408,202        $  1,662,108
                                                ------------        ------------        ------------
                                                ------------        ------------        ------------


                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          APRIL 30, 1995, 1994 AND 1993



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS - Investors Real Estate Trust qualifies under
          Section 856 of the Internal Revenue Code of 1954 as a real estate investment trust. The Trust has properties located throughout the Upper Midwest, with principal offices located in Minot, North Dakota.

          The company invests in real estate, real estate contracts and real estate related governmental backed securities (GNMA).

          PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of Investors Real Estate Trust and all limited partnerships in which Investors Real Estate Trust is a general partner and maintains a controlling interest in accordance with the definition provided by Statement of Position 78-9. Due to the immaterial involvement of the limited partners, the trust's general partnership interest provides it with substantial influence over operations of the partnerships. These limited partnerships are as follows:

                    Eastgate Properties, Ltd.
                    Bison Properties, Ltd.
                    First Avenue Building, Ltd.
                    Chateau Properties, Ltd.
                    Sweetwater Properties, Ltd.
                    Hill Park Properties, Ltd.
                    Colton Heights, Ltd.

          All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

          ACCOUNTING POLICIES

          PROPERTY OWNED - REAL ESTATE IS STATED AT COST. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs which do not add to the value or extend the useful life are charged to expense as incurred.

          DEPRECIATION is provided to amortize the cost of individual assets over their estimated useful lives using principally the straight-line method. Useful lives range from 15 to 40 years for buildings and improvements.

          MORTGAGE LOANS RECEIVABLE are shown at cost less unearned discount. Discounts on contracts are accreted using the straight-line method over the term of the contract. Deferred gain is recognized as income on the installment method when principal payments are received. Interest income is accrued and reflected in the related balance.

          ALLOWANCE FOR LOAN LOSSES - The Trust evaluates the need for an allowance for loan losses periodically. In performing its evaluation, management assesses the recoverability of individual real estate loans by a comparison of their carrying amount with their estimated net realizable value.

          MARKETABLE SECURITIES - The Trust's investments in securities are classified as securities to be held to maturity. These securities consist of Government National Mortgage Association securities for which the Trust has the positive intent and ability to hold to maturity. They are reported at cost, adjusted by amortization of premiums and accretion of discounts which are recognized in interest income using the straight line method over the period to maturity.

          NET INCOME PER SHARE of beneficial interest has been computed based on the weighted average number of shares outstanding during the year.

          INCOME TAXES - The Trust intends to continue to qualify as a real estate investment trust as defined by the Internal Revenue Code and, as such, will not be taxed on the portion of the income that is distributed to the shareholders, provided at least 95% of its real estate investment trust taxable income is distributed and other requirements are met. The Trust intends to distribute all of its taxable income and realized capital gains from property dispositions within the prescribed time limits and, accordingly, there is no provision or liability for income taxes shown on the financial statements.

          INCOME RECOGNITION - In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", profit shall be recognized in full when real estate is sold, provided:
               a. The profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will be collectible can be estimated.
               b. The earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit.
          Based on the economic climate and the terms of many contracts, the collectibility of the sales price is not reasonably assured as required by Statement of Financial Accounting Standards No. 66. Consequently, the Trust uses the installment method of accounting for profits on real estate sold as it more fairly reflects earned revenue.

          Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non-performing loans, income is recognized only to the extent of cash received. Rent from leases of real estate is recognized in income as it accrues on the straight-line basis. Advance rental deposits are recorded as deferred income. Gains or losses on marketable securities are recognized on the basis of specific identification.

NOTE 2 -  OFF-BALANCE-SHEET RISK

          The Trust had deposits at Norwest Bank, North Dakota, N.A., First Bank and First International Bank which exceeded Federal Deposit Insurance Corporation limits by $1,435,153, $1,255,270 and $1,427,013, respectively, at April 30, 1995.


NOTE 3 -  PROPERTY OWNED UNDER LEASE

          Property consisting principally of real estate owned under lease is stated at cost less accumulated depreciation and is summarized as follows:


                                                            April 30,            April 30,
                                                              1995                1994
                                                         -------------       -------------
              Residential                                $  64,905,196       $  46,166,682
                Less accumulated depreciation               (9,417,195)         (8,282,229)
                                                         -------------       -------------
                                                         $  55,488,001       $  37,884,453
                                                         -------------       -------------

              Commercial                                 $  28,651,120       $  20,356,265
                 Less accumulated depreciation              (3,667,288)         (3,088,696)
                                                         -------------       -------------
                                                         $  24,983,832       $  17,267,569
                                                         -------------       -------------

              Remaining cost                             $  80,471,833       $  55,152,022
                                                         -------------       -------------
                                                         -------------       -------------



          There were no repossessions during the years ended April 30, 1995 and 1994.

          Construction period interest of $94,313 has been capitalized for the year ended April 30, 1995. There was no interest capitalized for the year ended April 30, 1994.

          Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $9,528,999, $7,752,749 and $4,651,112 for the years ended
          April 30, 1995, 1994 and 1993, respectively.

          Commercial properties are leased to tenants under terms of leases expiring at various dates through 2015. Lease terms often include renewal options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rents based on a percentage of sales totaled $16,586, $22,943 and $14,107 for the years ended April 30, 1995, 1994 and 1993, respectively.

          The future minimum lease payments to be received under these operating leases for the commercial properties as of April 30, 1995, are as follows:


                 Year ending April 30,
                    1996                        $  3,243,410
                    1997                           3,074,807
                    1998                           2,830,573
                    1999                           2,757,545
                    2000                           2,684,332
                    Thereafter                    18,507,120
                                                ------------
                                                $ 33,097,787
                                                ------------
                                                ------------

NOTE 4 -  MORTGAGE LOANS RECEIVABLE

          Mortgage loans receivable consists of approximately thirty contracts which are collateralized by real estate. Discounts on the contracts, where applicable, are being accreted on the straight-line method over the term of the contract. Contract terms call for monthly payments of principal and interest. Interest rates range from 7 to 14%. Mortgage loans receivable have been evaluated for possible losses considering repayment history, market value of underlying collateral, deferred gains and economic conditions.

          Future principal payments due under the mortgage loan contracts as of April 30, 1995 are as follows:


               Year ending April 30,
                    1996                    $ 2,093,653
                    1997                        544,561
                    1998                        626,353
                    1999                        180,304
                    2000                         52,339
                    Later years                 987,387
                                            -----------
                                            $ 4,484,597
                                            -----------
                                            -----------


          Details concerning mortgage loans receivable from related parties can be found in Note 9.


NOTE 5 -  MARKETABLE SECURITIES

          Marketable securities consist of Governmental National Mortgage Association (GNMA) securities bearing interest from 6.5% to 9.5% with varying maturity dates. The details of the amortized cost and approximate market value of marketable securities at April 30, 1995 and 1994 are as follows:



                                                   1995                                 1994
                                      ------------------------------     --------------------------------
                                        Amortized            Fair          Amortized              Fair
                                           Cost              Value            Cost                Value
                                      ------------      ------------     ------------        ------------
          GNMA
          Due after 10 years          $  4,829,809      $  4,588,905     $  5,271,453        $  5,303,469
                                      ------------      ------------     ------------        ------------
                                      ------------      ------------     ------------        ------------


          The amortized cost and estimated market values with unrealized gains and losses of marketable securities at April 30, 1995 and 1994 are as follows:


    1995                                      Gross           Gross
                              Amortized     Unrealized      Unrealized        Fair
    Issuer                       Cost          Gains           Losses        Value
                            ------------    -----------     ----------   -------------

    GNMA                    $  4,829,809    $        --     $  240,904   $  4,588,905
                            ------------    -----------     ----------   -------------
                            ------------    -----------     ----------   -------------


      1994                                            Gross         Gross
    ------                          Amortized      Unrealized    Unrealized        Fair
    Issuer                            Cost            Gains        Losses         Value
    GNMA                         $  5,271,453      $  32,016     $       --   $  5,303,469
                                 ------------      ----------    ----------   ------------
                                 ------------      ----------    ----------   ------------


          There were no realized gains or losses on sales of securities for the years ended April 30, 1995, 1994 and 1993.

NOTE 6 -  MORTGAGES PAYABLE

          Mortgages payable as of April 30, 1995, included mortgages on properties owned totaling $49,453,453, and mortgages of $542,754 on property sold on contract. The carrying value of the related real estate owned was $76,151,887 and the carrying value of the related mortgage loans receivable was $1,081,118 as of April 30, 1995.

          Mortgages payable as of April 30, 1994, included mortgages on properties owned totaling $34,917,196, and mortgages of $2,072,357 on property sold on contract. The carrying value of the related real estate owned was $51,165,379 and the carrying value of the related mortgage loans receivable was $3,833,005 as of April 30, 1994.

          Monthly installments are due on the mortgages with interest rates ranging from 7.0% to 10.63% and with varying maturity dates thru May 1, 2018.

          The aggregate amount of required future principal payments on mortgages payable is as follows:


             Years ending April 30,
                    1996                        $  1,728,448
                    1997                           1,829,558
                    1998                           1,550,277
                    1999                           3,595,124
                    2000                           1,333,269
                    Later years                   39,959,531
                                                ------------
                    Total payments              $ 49,996,207
                                                ------------
                                                ------------

NOTE 7 -  INVESTMENT CERTIFICATES ISSUED

          The Trust has placed investment certificates with the public. The interest rates vary from 6% to 11% per annum, depending on the term of the security. Total securities maturing within fiscal years ending April 30 are shown below. Interest is paid annually, semiannually, or quarterly on the anniversary date of the security.



                Due in years ending April 30
                       1996                      $ 2,242,139
                       1997                          616,953
                       1998                          652,831
                       1999                          383,655
                       2000                          966,886
                                                ------------
                                                $  4,862,464
                                                ------------
                                                ------------

NOTE 8 -  DEFERRED GAIN FROM PROPERTY DISPOSITIONS

          Deferred gain represents gain from property dispositions that have been reported on the installment method. With the installment method of reporting, the proportionate share of the gain is recognized at the point cash is received. Deferred gain recognized on the installment basis was $15,499, $64,962, and $14,385 for the years ended April 30, 1995, 1994 and 1993, respectively.


NOTE 9 -  TRANSACTIONS WITH RELATED PARTIES

          Mr. Roger Odell and Mr. Tom Wentz, officers and shareholders of the Trust, are partners in Odell-Wentz & Associates, the advisor to the Trust. Under the Advisory Contract between the Trust and Odell-Wentz & Associates, the Trust pays an advisor's fee based on the net assets of the Trust and a percentage fee for investigating and negotiating the acquisition of new investments. For the year ended April 30, 1995, Odell-Wentz & Associates received total fees under said agreement of $339,128. The fees for April 30, 1994 were $350,815, and for April 30, 1993 were $272,253. For the years ended April 30, 1995, 1994 and 1993, the Trust has capitalized $49,323, $95,772 and $57,666, respectively, of these fees, with the remainder of $289,805, $255,040 and $214,587, respectively, expensed as advisory and trustee fees on the statement of operations. The advisor is obligated to provide office space, staff, office equipment and computer services and other services necessary to conduct the business affairs of the Trust.

          Investors Management and Marketing (IMM) provides property management services to the Trust. Roger Odell is a shareholder in IMM. IMM received $212,018, $170,870 and $91,639 for services rendered for years ended April 30, 1995, 1994 and 1993, respectively. In addition, IMM owed the Trust $118,137 and $119,793 at April 30, 1995 and 1994, respectively. This receivable earns interest at 11% and is due in November, 1995.

          Inland Securities is a corporation that provides underwriting services in the sale of additional shares for the Trust. Roger Odell is also a shareholder in Inland Securities. Fees for services totaled $272,615 for the year ended April 30, 1995, $507,036 for the year ended April 30, 1994, and $405,709 for the year ended April 30, 1993.

          The Trust paid fees and expense reimbursements to the law firm in which Tom Wentz is a partner totaling $4,890, $4,692 and $4,383 for the years ended April 30, 1995, 1994 and 1993, respectively.


          The Trust had a mortgage loan receivable from Jenner Properties 1978, a limited partnership in which Roger Odell and Tom Wentz are investors. This contract was paid off during the year ended April 30, 1995. The contract balance at April 30, 1994 was $543,598.

          Investment certificates issued by the Trust to officers and trustees totaled $1,179,324 at April 30, 1995 and $1,156,684 at April 30, 1994.
          In addition, Daniel Feist, a trustee, was paid $59,564 in conjunction with the brokerage of a contract receivable during the year ended April 30, 1993.


NOTE 10 - MARKET PRICE RANGE OF SHARES

          Investors Real Estate Trust shares are traded on the Over-The-Counter-Market, with sales handled by Inland Securities, Inc., 21 South Main, Minot, North Dakota. The price range is as follows:


                                             Bid                            Ask
                                    ----------------------        ----------------------
                                       Low           High            Low            High
                                    -------        -------        -------        -------
           1993                  $  4.95        $  5.22        $  5.50        $  5.80
           1994                     5.22           5.49           5.80           6.10
           1995                     5.49           5.89           6.10           6.40


                             ADDITIONAL INFORMATION

             INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION


Board of Trustees
Investors Real Estate Trust
  and Affiliated Partnerships
Minot, North Dakota


Our report on our audit of the basic consolidated financial statements of Investors Real Estate Trust and Affiliated Partnerships for the years ended April 30, 1995, 1994 and 1993, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 16 through 29 related to the 1995, 1994 and 1993 consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for information on page 29 that is marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended April 30, 1995, 1994 and 1993, taken as a whole.

We also have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Investors Real Estate Trust and Affiliated Partnerships as of April 30, 1992, and 1991, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended April 30, 1992, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 25 relating to the 1992 and 1991 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.


/s/ Brady, Martz & Associates, P.C.
- - -----------------------------------
BRADY, MARTZ & ASSOCIATES, P.C.

May 19, 1995

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                             APRIL 30, 1995 AND 1994


Schedule I
MARKETABLE SECURITIES


                                          April 30, 1995                April 30, 1994
                                  --------------------------    -------------------------
                                    Principal                     Principal
                                      Amount         Market         Amount         Market
                                  -----------    -----------    -----------    ----------
             GNMA Pools           $ 4,829,809    $ 4,588,905    $ 5,271,453    $ 5,303,469
                                  -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                             APRIL 30, 1995 AND 1994


Schedule IV
NONCURRENT INDEBTEDNESS OF RELATED PARTIES


Mortgage loans receivable
- - -------------------------

                                         Beginning                                                    Ending
Year ended April 30, 1995                 Balance           Additions          Deductions            Balance
                                        -----------         -----------       -----------           -----------
  Jenner Properties 1978, Ltd.          $  543,598          $       --         $  (543,598)         $       --
  Investors Management
   and Marketing                           119,793                  --              (1,656)            118,137
                                        ----------          ----------         -----------          ----------
                                        $  663,391          $       --         $   545,254          $  118,137
                                        ----------          ----------         -----------          ----------
                                        ----------          ----------         -----------          ----------


Year ended April 30, 1994
  Jenner Properties 1978, Ltd.          $  597,657           $  38,500          $  (92,559)         $  543,598
  Investors Management
    and Marketing                          121,270                  --              (1,477)            119,793
                                        ----------          ----------         -----------          ----------
                                        $  718,927           $  38,500          $  (94,036)         $  663,391
                                        ----------          ----------         -----------          ----------
                                        ----------          ----------         -----------          ----------


                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993


Schedule X
SUPPLEMENTAL INCOME STATEMENT INFORMATION


                                                              Charged to Costs and Expenses
                                                ----------------------------------------------------
                                                     1995                1994                1993
                                                ------------        ------------          ----------
ITEM
  Maintenance and repairs                       $  1,338,236        $  1,236,251          $  752,229
  Depreciation and amortization of
   intangible assets, preoperating
   costs and similar deferrals                        *                   *                   *
  Taxes, other than payroll and
    income taxes
    Property taxes                                 1,124,849             974,737             634,627
  Royalties                                           *                   *                   *
  Advertising costs                                   *                   *                   *

  * Less than 1 percent of total revenues


                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                                 APRIL 30, 1995


Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                         Cost Capitalized Subsequent
                                                               Initial Cost To Trust          To Acquisition
                                                               -----------------------   --------------------------
                                                                         Buildings and                     Carrying
Description                                  Encumbrances       Land      Improvements    Improvements       Costs
- - -----------                                  ------------    ---------   -------------    ------------     ---------
Apartments:
Mobridge                                      $  79,761      $  33,996     $  312,518       $  6,339      $      --
  Hutchinson                                     33,281         24,772        332,250         42,748             --
  Century - Williston                         2,266,709        200,000      3,166,750        140,483             --
  Beulah                                             --          6,360        336,589         78,734             --
  Century - Dickinson                         1,178,928        100,000      1,564,598         61,474             --
  Waseca, MN                                    293,459         40,000        634,737        129,699             --
  Virginia                                       30,592         37,600        163,036         16,447             --
  Parkway                                            --          7,000         40,738         20,728             --
  4301-4313 9th Ave.                            583,661         52,870        908,727         33,531             --
  Marshall                                      153,154         35,000        275,000         88,175             --
  Scottsbluff                                   311,874         60,000        570,000         63,887             --
  Oak Manor                                     243,000         25,000        225,000         17,417             --
  177 10th Ave. E                               238,965         40,000        318,109          2,709             --
  312 12th Ave. NW                               57,673         20,000        236,750             --             --
  105 Grant Street                                   --         13,584        157,211          1,090             --
  Lantern Court                                      --         15,000         40,000             16             --
  Sweetwater                                    275,285         90,767      1,208,847         54,616             --
  Bison                                         188,062        100,210      1,348,127         41,798             --
  Eastgate                                           --         23,917      1,490,181        167,105             --
  Chateau                                     1,318,597         60,000      2,539,381         64,273             --
  Colton Heights                                399,197         80,000        734,286          2,275             --
  Hill Park                                   1,551,775        224,750      2,562,296         33,631             --
  Candlelight Apts.                             552,170         80,040        757,977             --             --
  Forest Park                                 4,270,518        810,000      5,579,164        126,083             --
  Oakwood Estates                             2,120,562        342,800      2,783,950        164,861             --
  Prairie Winds                               1,426,174        144,097      1,816,011             --             --
  Crestview Apts.                             2,996,871        235,000      4,290,031             --             --
  Pointe West                                 2,497,043        240,000      3,537,775             --             --
  Oxbow Apts.                                 3,184,364        404,072      4,494,441             --             --
  49 units, Bismarck, ND                             --             --      1,460,150             --             --
  Prairie Green, Minot, ND                           --             --      2,062,466             --             --
  Stonehill, St. Cloud, MN                           --             --        340,525             --             --
  Pine Cone, Ft. Collins, CO                 10,685,215        904,545     12,121,534             --             --
  South View, Minot, ND                              --        185,000        468,585             --             --
  Other                                              --             --         32,957             --             --
Office Buildings:
  108 4th Ave. SE                                    --         42,195        286,588             25             --
  114 S. Main                                    26,073         27,055         76,076            774             --
  408 1st St. SE                                     --         10,000         34,836          2,037             --
  401 South Main                                     --         70,600        334,308         66,981             --
  Lester Building                                    --         25,000        243,916             --             --
  First Avenue                                       --         30,000        219,496        529,321             --
  Creekside                                     962,992        311,310      1,088,149        138,715             --
Commercial:
  Arrowhead Shopping Center                     242,369        100,359      1,063,925      1,222,811             --
  Superpumper, Emerado, ND                           --         25,000        225,564         46,500             --
  Superpumper, Langdon, ND                           --         59,674        151,500         28,038             --
  Superpumper, Bottineau, ND                         --         15,000        186,013        100,000             --
  Superpumper, Crookston, MN                         --         13,125        214,152        201,500             --
  Superpumper,
  Grand Forks, ND                                    --         80,000        405,007             --             --
  Superpumper, New Town                              --         69,900        180,100             --             --
  Pioneer Hi-Bred                               369,711         56,925        548,075          1,931             --
  Lindberg Building                             883,344        198,000      1,154,404         19,005             --
  Superpumper, Sidney, MT                            --         12,000        108,600             --             --
  Hutchinson Tech                             2,580,542        244,800      4,029,426        154,800             --
  Minot Plaza                                        --         50,000        452,898             --             --
  Smith's, Boise, ID                          3,673,868        765,000      4,874,576             --             --
  Midco Theatre, Grand Forks, ND              1,731,283        183,515      2,359,721             --             --
  Pet Foods, Fargo, ND                               --        324,148        927,570             --             --
  Barnes & Noble, Fargo, ND                   2,046,381        540,000      2,752,012             --             --
  Stone Container, Fargo, ND                         --             --        896,268             --             --
  Barnes & Noble, Omaha, NE                          --             --         71,895             --             --
                                          -------------   ------------  -------------   ------------      ---------
                                          $  49,453,453   $  7,889,986  $  81,795,773   $  3,870,557      $      --
                                          -------------   ------------  -------------   ------------      ---------
                                          -------------   ------------  -------------   ------------      ---------

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS


Schedule XI (Continued)
                                               Gross Amount at Which
                                            Carried at Close of Period
                                       ---------------------------------------
                                                                                                                   Life on Which
                                                      Buildings                                                    Latest Income
                                                          and                        Accumulated       Date          Statement
Description                                Land      Improvements       Total       Depreciation     Acquired       Is Computed
- - -----------                             ---------    ------------   -----------     ------------     --------     --------------
Apartments:
  Mobridge                              $  33,996     $  318,856     $  352,852     $  260,690        1974            25-40 years
  Hutchinson                               24,772        374,998        399,770        176,994        1977        33 1/2-40 years
  Century - Williston                     262,974      3,244,259      3,507,233        871,833        1985            35-40 years
  Beulah                                   78,327        343,356        421,683        248,173        1983            15-40 years
  Century - Dickinson                     126,738      1,599,334      1,726,072        404,654        1986            35-40 years
  Waseca, MN                               40,000        764,436        804,436        214,583        1987        27 1/2-40 years
  Virginia                                 37,600        179,483        217,083         45,481        1987        27 1/2-40 years
  Parkway                                  11,445         57,021         68,466          7,163        1988             5-40 years
  4301-4313 9th Ave.                       64,397        930,729        995,126        157,244        1988               40 years
  Marshall                                 35,360        362,815        398,175         49,082        1988               40 years
  Scottsbluff                              60,000        633,887        693,887        102,135        1988               40 years
  Oak Manor                                29,012        238,405        267,417         34,930        1989               40 years
  177 10th Ave. E                          40,159        320,659        360,818         43,995        1989               40 years
  312 12th Ave. NW                         20,000        236,750        256,750         32,553        1989               40 years
  105 Grant Street                         14,674        157,211        171,885         17,649        1991               40 years
  Lantern Court                            15,016         40,000         55,016          4,500        1991               40 years
  Sweetwater                               94,270      1,259,960      1,354,230        866,703        1972            20-33 years
  Bison                                   100,210      1,389,925      1,490,135        983,225        1972            25-33 years
  Eastgate                                 28,638      1,652,565      1,681,203      1,164,458        1970               33 years
  Chateau                                  64,316      2,599,338      2,663,654      1,351,859        1972               33 years
  Colton Heights                           80,095        736,466        816,561        280,068        1984               33 years
  Hill Park                               245,653      2,575,024      2,820,677        909,339        1985               33 years
  Candlelight Apts.                        80,040        757,977        838,017         47,374        1993               40 years
  Forest Park                             810,000      5,705,247      6,515,247        353,426        1993               40 years
  Oakwood Estates                         342,800      2,948,811      3,291,611        180,170        1993               40 years
  Prairie Winds                           144,097      1,816,011      1,960,108        113,501        1993               40 years
  Crestview Apts.                         235,000      4,290,031      4,525,031        160,876        1994               40,years
  Pointe West                             240,000      3,537,775      3,777,775        132,667        1994               40 years
  Oxbow Apts.                             404,072      4,494,441      4,898,513         56,180        1994               40 years
  49 units, Bismarck, ND                       --      1,460,150      1,460,150             --        1995               40 years
  Prairie Green, Minot, ND                     --      2,062,466      2,062,466             --        1995               40 years
  Stonehill, St. Cloud, MN                     --        340,525        340,525             --        1995               40 years
  Pine Cone, Ft. Collins, CO              904,545     12,121,534     13,026,079        151,519        1994               40 years
  South View, Minot, ND                   185,000        468,585        653,585          8,170        1994               40 years
  Other                                        --         32,957         32,957             --        1995               40 years
Office Buildings:
  108 4th Ave SE                           42,221        286,587        328,808        177,587        1972               30 years
  114 S. Main                              27,829         76,076        103,905         64,543        1978               20 years
  408 1st St. SE                           10,016         36,857         46,873         16,372        1986            19-40 years
  401 South Main                           70,722        401,167        471,889         89,338        1987        31 1/2-40 years
  Lester Building                          25,000        243,917        268,917         39,814        1988               40 years
  First Avenue                             67,711        711,106        778,817        254,168        1981               33 years
  Creekside                               311,310      1,226,864      1,538,174         99,263        1992               40 years
Commercial:
  Arrowhead Shopping Ctr.                 100,412      2,286,683      2,387,095      1,920,867        1973            15-40 years
  Superpumper, Emerado, ND                 25,000        272,064        297,064        108,293        1986            19-40 years
  Superpumper, Langdon, ND                 59,674        179,538        239,212         40,014        1987        31 1/2-40 years
  Superpumper, Bottineau, ND               15,000        286,013        301,013         36,120        1989               40 years
  Superpumper, Crookston, MN               13,125        415,653        428,778         48,682        1988               40 years
  Superpumper
    Grand Forks, ND                        80,000        405,007        485,007         45,563        1991               40 years
  Superpumper, New Town, ND                69,900        180,100        250,000         15,759        1992               40 years
  Pioneer Hi-Bred                          56,925        550,006        606,931         47,999        1992               40 years
  Lindberg Building                       198,000      1,173,409      1,371,409        101,723        1992               40 years
  Superpumper, Sidney, MT                  12,000        108,600        120,600          6,788        1993               40 years
  Hutchinson Tech                         244,800      4,184,226      4,429,026        253,801        1993               40 years
  Minot Plaza                              50,000        452,898        502,898         28,306        1993               40 years
  Smith's, Boise, ID                      765,000      4,874,576      5,639,576        182,797        1994               40 years
  Midco Theatre, Grand Forks, ND          183,516      2,359,721      2,543,237         29,497        1994               40 years
  Pet Foods, Fargo, ND                    324,148        927,571      1,251,719         11,595        1994               40 years
  Barnes & Noble, Fargo, ND               540,000      2,752,012      3,292,012         34,400        1994               40 years
  Stone Container, Fargo, ND                   --        896,268        896,268             --        1995               40 years
  Barnes & Noble, Omaha, NE                    --         71,895         71,895             --        1995               40 years
                                     ------------  -------------  -------------  -------------
                                     $  8,145,515  $  85,410,801  $  93,556,316  $  13,084,483
                                     ------------  -------------  -------------  -------------
                                     ------------  -------------  -------------  -------------


                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS


Schedule XI (Continued)

Reconciliations of total real estate carrying value for the three years ended April 30, 1995, 1994 and 1993 are as follows:


                                                     1995                1994                1993
                                               -------------       -------------        ------------
Balance at beginning of year                   $  66,522,947       $  48,953,137        $ 31,175,241
Additions during year
  - acquisitions                                  27,371,289          17,094,188          17,249,765
  - improvements                                     346,755             475,622             528,131
                                               -------------       -------------        ------------
                                               $  94,240,991       $  66,522,947        $ 48,953,137
Deductions during year
  - cost of real estate sold                        (684,675)                 --                  --
                                               -------------       -------------        ------------
Balance at close of year                       $  93,556,316       $  66,522,947        $ 48,953,137
                                               -------------       -------------        ------------
                                               -------------       -------------        ------------


Reconciliations of accumulated depreciation for the three years ended April 30, 1995, 1994 and 1993 are as follows:

                                                     1995                1994                1993
                                               -------------       -------------        ------------
Balance at beginning of year                   $  11,370,925        $  9,969,517        $  8,918,147
Additions during year
  - provisions for depreciation                    1,845,571           1,401,408           1,051,370
Deduction during year
  - accumulated depreciation
      on real estate sold                           (132,013)                 --                  --
                                               -------------       -------------        ------------
Balance at close of year                       $  13,084,483       $  11,370,925        $  9,969,517
                                               -------------       -------------        ------------
                                               -------------       -------------        ------------



                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                                 APRIL 30, 1995


Schedule XII
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE



                                               Interest    Final Maturity        Payment            Prior
                                                 Rate         Date                Terms             Liens
Residential
- - -----------                                    --------    --------------        -------
  Billings, MT - 144 units                           9%          9-1-98           Monthly            --
  Higley Heights, Phoenix, AZ                        8%         3-31-04           Monthly            --
  North Park - Writer Corp.                         14%         1-04-98           Monthly            --
  Pier Point - Writer Corp.                         12%        10-01-95         Quarterly            --
  Geneva Del Mar Apts.                              12%         6-30-95         Quarterly            --
  Centerbrooke Homes                                12%         1-14-94           Monthly            --
  Other - over $100,000                          8-12 1/2%    1-1-98 to
                                                                 7-1-08           Monthly            --
  - from $50,000 - 99,999                          8-9%      12-1-98 to
                                                                 2-1-00           Monthly            --
  - from $20,000 - 49,999                         8-10%      08-1-96 to
                                                                12-1-03           Monthly            --
  - less than $20,000                             7-12%       8-1-96 to
                                                                12-1-01           Monthly

Total

Less - Unearned discounts
     - Deferred gain from property dispositions
     - Allowance for bad debts



                                                                                                        Principal Amount
                                                             Face                   Carrying          of Loans Subject to
                                                          Amounts of               Amounts of        Delinquent Principal
Residential                                               Mortgages                Mortgages            or Interest
- - -----------                                            ------------              ------------        --------------------
  Billings, MT - 144 units                             $  1,500,000               $  437,302               $  --
  Higley Heights, Phoenix, AZ                               809,786                  700,015                  --
  North Park - Writer Corp.                               1,550,000                  281,101                  --
  Pier Point - Writer Corp.                                 887,000                  407,842                  --
  Geneva Del Mar Apts.                                      586,000                  328,277                  --
  Centerbrooke Homes                                      1,900,000                  724,832             724,832
  Other - over $100,000
                                                          1,795,483                1,095,386                  --
  - from $50,000 - 99,999
                                                            973,794                  370,724               8,660
  - from $20,000 - 49,999
                                                            383,660                  111,933                  --
  - less than $20,000
                                                            235,189                   27,185                  --
                                                      -------------             ------------          ----------
Total                                                 $  10,620,912             $  4,484,597          $  733,492
                                                      -------------                                   ----------
                                                      -------------                                   ----------
Less - Unearned discounts                                                            (34,792)
     - Deferred gain from property dispositions                                     (219,861)
     - Allowance for bad debts                                                      (293,365)
                                                                                ------------
                                                                                $  3,936,579
                                                                                ------------
                                                                                ------------



                                                1995                1994               1993
                                           ------------        ------------       -------------
MORTGAGE LOANS RECEIVABLE,
  BEGINNING OF YEAR                        $  9,853,941        $ 11,546,075       $  12,548,354

 New participations in and advances
  on mortgage loans                             653,952           3,135,673           2,773,125
                                           ------------        ------------       -------------
                                           $ 10,507,893        $ 14,681,748       $  15,321,479
Collections                                  (5,823,296)         (4,827,807)         (3,775,404)
Write-off through allowance                    (200,000)                  -                   -
                                           ------------        ------------       -------------
MORTGAGE LOANS RECEIVABLE,
  END OF YEAR                              $  4,484,597        $  9,853,941       $  11,546,075
                                           ------------        ------------       -------------
                                           ------------        ------------       -------------

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                             SELECTED FINANCIAL DATA


                                                                             Year Ended April 30
                                          -----------------------------------------------------------------------------------
                                                1995             1994           1993              1992                1991
                                          -------------    -------------   -------------     -------------       ------------

Consolidated Income Statement Data
  Revenue                                 $  14,117,694    $  11,884,579   $  8,316,643      $  7,206,054        $  6,591,500
  Operating income                            3,568,014        3,178,101      2,231,092         1,628,155           1,160,634
  Gain (loss) on repossession/
     sale of investments                        403,094           64,962        132,610            22,858             (10,008)
  Net income                                  3,971,108        3,243,063      2,363,702         1,651,013           1,150,626


Consolidated Balance Sheet Data
  Total real estate investments           $  84,408,412    $  64,427,776  $  50,041,059     $  34,302,341       $  31,722,867
  Total assets                               94,890,994       72,729,848     54,658,569        38,997,080          35,757,950
  Shareholders' equity                       38,094,144       30,320,401     23,745,443        18,849,635          15,770,048

Consolidated Per Share Data
  Operating income                               $  .34           $  .35         $  .28            $  .23              $  .18
  Gain on repossession/
     sale of investments                            .04              .01            .01               .00                 .00
  Dividends                                         .35              .34            .32               .31                 .31
Tax status of dividend
  Capital gain                                     11.0%             7.4%           4.1%              1.0%                4.9%
  Ordinary income                                  89.0%            92.6%          74.0%             67.8%               53.8%
  Return of capital                                 0.0%             0.0%          21.9%             31.2%               41.3%


                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                          APRIL 30, 1995, 1994 AND 1993


GAIN FROM PROPERTY DISPOSITIONS


                                                      Total
                                                    Original      Unrealized      Realized       Realized       Realized
Property                                              Gain          4/30/95        4/30/95        4/30/94        4/30/93
- - --------                                           ---------      ----------      --------       --------       --------
Brooklyn Addition *                                $  25,000       $  5,000       $  1,000       $  1,000       $  1,000
1411 South 20th *                                     34,696          1,177          3,292          3,039          2,806
1302 South 19 1/2 *                                   87,669         28,659          5,739          5,299          4,893
600 Maple *                                           60,025         41,253            859            766            630
406 17th Street - Mandan *                           233,522        143,772          4,609          4,131          3,702
1320 19 1/2 South*                                    74,424             --             --         50,727          1,354
419 and 404 - Minot                                   82,053             --         82,053             --             --
Yankton, SD                                          305,542             --        305,542             --             --
Other gain realized                                       --             --             --             --        118,225
                                                                 ----------     ----------      ---------     ----------
                                                                 $  219,861     $  403,094      $  64,962     $  132,610
                                                                 ----------     ----------      ---------     ----------
                                                                 ----------     ----------      ---------     ----------


  * The gain from the sale of these properties is being realized based on the installment method. The amount of deferred gain realized was $15,499, $64,962 and $14,385 for the years ended April 30, 1995, 1994 and 1993, respectively.


                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                                 APRIL 30, 1994

MORTGAGE LOANS



                                                     Final         Periodic                             Carrying         Delinquent
                                 Interest          Maturity        Payment         Face Amount          Amount of         Principal
                                   Rate              Date           Terms          of Mortgage          Mortgages       or interest
                                 --------          --------        --------       ------------         -----------      -----------
Arrowhead Shopping
  Center, Minot, ND               10.00%            10-1-97        Monthly        $  1,152,278         $  242,369          $  --
Century Apartments,
  Williston,
  196 unit complex                 9.02             10-1-15        Monthly           2,680,000          2,266,709             --
Century Apartments,
  Dickinson,
  120 unit complex                 9.53             4-20-16        Monthly           1,320,000          1,178,928             --
Colton Heights Assoc.,
  Billings, MT                     9.00              3-1-97        Monthly           1,291,000            255,911             --
Chateau Properties,
  Ltd., Minot, ND
  64 unit complex                  7.00             6-10-08        Monthly           1,400,000          1,318,597             --
Sweetwater Properties,
  Grafton, Devils                                   2003 to
  Lake, 114 units                  9.25                2004        Monthly             914,138            275,285             --
Bison Properties,
  Jamestown, Carrington,
  Cooperstown,                  8.50 to             1999 to
  125 units                       10.00                2000        Monthly           1,001,650            188,062             --
Hill Park Properties, Ltd.
  Bismarck, ND, 96 units         10.625              9-1-15        Monthly           2,225,675          1,551,775             --
Colton Heights, Ltd.
  Minot, ND, 18 units              8.50              1-1-00        Monthly             730,000            399,197             --
Residential Properties,
  Single family -               7.25 to           5-1-95 to
  36 unit complexes               10.50              3-1-03        Monthly           4,017,631          2,312,264             --
Commercial Properties,
  Retail stores                    9.00              5-1-98        Monthly              97,500             26,073             --
Pioneer Hi-Bred,
  Moorhead, MN                     7.38             11-1-01        Monthly             425,000            369,711             --
Creekside Office Complex
  Billings, MT                     9.50             12-1-16        Monthly           1,023,750            962,992             --
Hutchinson Tech
  Sioux Falls, SD                  8.50              8-1-99        Monthly           2,800,000          2,580,542             --
Candlelight Apts.                  9.00             12-1-04        Monthly             578,000            552,170             --
Oakwood Apts.                      7.64              5-1-99        Monthly           2,227,765          2,120,562             --
Prairie Winds                      7.19              5-1-18        Monthly           1,470,000          1,426,174             --
Forest Park                        9.75              5-1-03        Monthly           4,500,000          4,270,518             --
Pointe West Apts.                  8.98              1-1-14        Monthly           2,625,000          2,497,042             --
Crestview Apts.                    8.97              1-1-14        Monthly           3,150,000          2,996,871             --
Midco Theatre                      9.40              7-1-14        Monthly           1,750,000          1,731,283             --
Sioux Falls, SD                    9.25             7-15-14        Monthly           2,600,000          2,534,364             --
Smith's Home Furnishings           9.75             3-29-14        Monthly           3,750,000          3,673,868             --
Lindberg Building                  8.75              4-1-00        Monthly             950,000            883,344             --
Barnes & Noble, Fargo, ND          8.50             12-5-14        Monthly           2,062,500          2,046,381             --
24 unit additions, Sioux Falls     9.50             4-10-15        Monthly             650,000            650,000             --
Pine Cone                          7.79            11-30-99        Monthly          10,685,215         10,685,215             --
                                                                                  ------------        ------------      ----------
                                                                                  $ 58,077,102        $ 49,996,207      $     --
                                                                                  ------------        ------------      ----------
                                                                                  ------------        ------------      ----------

                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
                                 APRIL 30, 1995

SIGNIFICANT PROPERTY ACQUISITIONS


Acquisition for cash and assumptions of mortgages
 Commercial:
  Midco Theatre, Grand Forks, ND                                    $  2,543,237
  Pet Foods, Fargo, ND                                                 1,251,719
  Barnes & Noble, Fargo, ND                                            3,292,012
  Stone Container, Fargo, ND*                                            896,268
  Barnes & Noble, Omaha, NE*                                              71,895
                                                                    ------------
                                                                    $  8,055,131
                                                                    ------------

 Apartments:
  North Pointe, Bismarck, ND*                                          1,460,150
  South Pointe, Minot, ND*                                             2,062,466
  Stonehill, St. Cloud, MN*                                              340,525
  Pine Cone, Ft. Collins, CO                                          13,026,079
  South View, Minot, ND                                                  653,585
  Oxbow Apts., Sioux Falls, SD**                                       1,746,707
                                                                   -------------
                                                                   $  19,289,512
                                                                   -------------
Total                                                              $  27,344,643
                                                                   -------------
                                                                   -------------


* Property not placed in service at April 30, 1995. Additional costs are still to be incurred.

** Represents costs to complete a project started in year ending April 30, 1994.


                           INVESTORS REAL ESTATE TRUST
                           AND AFFILIATED PARTNERSHIPS
            QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                                                       QUARTER ENDED
                                           --------------------------------------------------------------------
                                               7-31-94       10-31-94             1-31-95             4-30-95
                                           ------------   ------------        ------------        ------------
Revenues                                   $  3,328,796   $  3,616,969        $  3,574,068        $  3,597,861
Income before gains on
  sale of investments                           794,755      1,066,229           1,014,011             693,019
Net gain on sale of investments                       -        305,543                   -              97,551
Net income                                      794,755      1,371,772           1,014,011             790,570

Per share
  Income before gains on
    sale of investments                             .07            .10                 .10                 .07
  Net gain on sale of
    investments                                      --            .03                  --                 .01

                                                                     QUARTER ENDED
                                           --------------------------------------------------------------------
                                               7-31-93       10-31-93             1-31-94             4-30-94
                                           ------------   ------------        ------------        ------------
Revenues                                   $  2,690,066   $  2,906,206        $  2,983,480        $  3,304,827
Income before gains on
  sale of investments                           841,939        852,618             872,875             610,669
Net gain on sale of investments                      --             --                  --              64,962
Net income                                      841,939        852,618             872,875             675,631

Per share
  Income before gains on
    sale of investments                             .10            .10                 .10                 .05
  Net gain on sale of
    investments                                      --             --                  --                 .01


                                                                     QUARTER ENDED
                                           --------------------------------------------------------------------
                                               7-31-92       10-31-92             1-31-93             4-30-93
                                           ------------   ------------        ------------        ------------
Revenues                                   $  2,007,460   $  2,008,188        $  2,013,495        $  2,287,500
Income before gains on
  sale of investments                           642,241        578,070             656,909             353,872
Net gain on sale of investments                      --             --                  --             132,610
Net income                                      642,241        578,070             656,909             486,482

Per share
  Income before gains on
    sale of investments                             .08            .07                 .08                 .05
  Net gain on sale of
   investments                                       --             --                  --                 .01
