Form 10-Q
period 1995-10-31
INVESTORS REAL ESTATE TRUST
filed 1995-12-13
CIK 798359

                          Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.
                            20549

           (Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For Quarter Ended October 31, 1995

                 Commission file number 0-14851




                 INVESTORS REAL ESTATE TRUST


     (Exact name of registrant as specified in its charter)


             North Dakota               45-0311232
    (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

       12 South Main, Minot, ND            58701
    (Address of principal executive offices) (Zip code)

          Registrant's telephone number, including area
                      code:(701)852-1756
    (Former name, former address and former fiscal year, if changed since last report.) No change

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes __X___              No ______

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a Business Trust. As of October 31, 1995, it had 12,071,256 Shares of Beneficial
   Interest outstanding.

   PART I


   Item 1.  Financial Statements.

   The following financial statements have been prepared from the records of Investors Real Estate Trust and its seven affiliated limited partnerships and have not been audited or reviewed by the Trust's independent certified public accountants. Accordingly, these statements are subject to adjustments upon audit, which audit will be conducted for the Fiscal Year ending April 30, 1996. Reference is made to the footnotes to the Statements prepared by the Trust's auditors for the Fiscal Year ended April 30, 1995, contained in the Annual Report for Fiscal 1995. In the opinion of the Trust, there have been no developments requiring footnote disclosure for the periods covered by the Financial Statements set forth below that are not adequately disclosed in the footnotes to the April 30, 1995, statements.

                       BALANCE SHEETS
         For the Periods Ended October 31, 1995 & 1994
                          (unaudited)

ASSETS:                          10-31-95         10-31-94
  Cash                         $   746,787      $ 5,320,765
  Marketable Securities          4,615,430        5,022,842
  Tax & Insurance Escrow           968,399          474,608
  Deferred Charges                 414,551          240,410
  Prepaid Insurance                159,356           99,760
  Deposits                          50,000          450,148
                               $ 6,954,523      $11,608,533

  Real Estate Investments
  Real Estate Owned           $123,515,461      $71,896,802
  Less Accumulated Deprec.     (14,088,483)     (12,221,411)
  Net Real Estate Owned        109,426,978       59,675,391
  Real Estate Mortgages (related)  117,235          620,801

  Real Estate Mortgages
    (unrelated)                  3,336,992        5,790,199
  Less Unearned Discounts          (34,792)         (49,462)
  Less Deferred Gain from
    Property Dispositions         (219,861)        (235,360)
  Less Reserve for Bad Debts      (267,096)        (293,366)
  Net Mortgages & Contracts      2,932,478        5,832,812
Total Real Estate Investments $112,359,456      $65,508,203
TOTAL ASSETS                  $119,313,979      $77,116,736

LIABILITIES:
  Accounts Payable & Other
    Liabilities                $ 4,302,183      $ 1,298,963
  Mortgages Payable             61,972,317       37,752,912
  Investment Certificates
    Payable                      5,440,733        4,676,449
  Due on Margin Account          3,981,937                0
TOTAL LIABILITIES              $75,697,170      $43,728,324

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
    Outstanding Shares of        10-31-95        10-31-94

    12,071,256 as of 10/31/95
    10,339,105 as of 10/31/94  $47,142,109      $36,649,130

  Undistributed Net Income      (3,525,300)      (3,260,718)

  Total Shareholders' Equity   $43,616,809      $33,388,412

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY        $119,313,979      $77,116,736

                       STATEMENT OF OPERATIONS
          For the Three- and Six-Month Periods Ended October 31,
                           1995 and 1994
                             (unaudited)

                              3 Months Ended               6 Months Ended
                                 October 31                   October 31

OPERATING INCOME:            1995        1994            1995         1994
 Real Estate Rentals      $4,508,952  $3,269,936       $8,051,435  $6,262,711
 Interest Income             183,034     251,840          398,212     539,660
 Mortgage Disc. & Fees        23,200      95,194           47,600     143,394
                          $4,715,186  $3,616,970       $8,497,247  $6,945,765

OPERATING EXPENSE:
 Interest                 $1,384,224  $  836,547       $2,500,412  $1,668,415
 Utilities & Maintenanc      764,719     583,968        1,260,006   1,213,904
 Property Management         357,718     214,657          521,581     391,975
 Taxes & Insurance           482,777     288,501          854,339     577,002
 Advisory & Trustees Fees    114,340      82,387          212,523     162,309
 Operating Expenses           45,272      24,682           76,782      51,176
                          $3,149,050  $2,030,742       $5,425,643  $4,064,781

OPERATING INCOME
 (before reserves):       $1,566,136  $1,586,228       $3,071,604  $2,880,984
DEPRECIATION                (508,000)   (470,000)      (1,004,000)   (920,000)

OPERATING INCOME
 (after reserves):        $1,058,136  $1,116,228       $2,067,604  $1,960,984
GAIN ON SALE OF INVEST.            0     305,543                0     305,543
NET TAXABLE INCOME        $1,058,136  $1,421,771       $2,067,604  $2,266,527

NET INCOME PER SHARE:
 Operating Income
   (after depreciation)          .09         .11              .18         .19
 Gain on Sale of Invest.           0         .03                0         .03
   Total Taxable Income/Share    .09         .14              .18         .22

DIVIDENDS PAID PER SHARE      .08875        .088            .1812       .1705

Average Number of Shares
  Outstanding             11,958,672  10,250,921       11,668,888  10,139,349


               CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE SIX-MONTH PERIODS ENDED OCTOBER 31, 1995, AND 1994
                         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES   1995        1994
  Net Income                       $ 2,067,604  $ 2,266,527
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization    1,004,000      920,000
  Interest reinvested in investment
    certificates                        55,706       57,242
Changes in other assets and liabilities:
  (Increase) decrease in other assets (358,230)    (224,884)
  Increase in accounts payable and
    accrued expenses                   185,280      284,751
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                       $ 2,954,360  $ 3,303,636

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of securities     154,190      248,611
  Principal payments on mortgage
    loan receivables                 1,586,110    2,165,994
  Payments for acquisition of
    properties                     (32,123,437)  (3,323,928)
  Investment in mortgage loan
    receivables                       (164,516)    (242,242)
NET CASH PROVIDED FROM (USED FOR)
  INVESTING ACTIVITIES            $(30,547,653) $(1,151,565)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from Line of Credit    $ 3,000,000   $         0
  Proceeds from loan refinance     12,857,569     1,447,779
  Proceeds from sale of shares      5,195,392     1,497,443
  Dividends paid                     (809,331)     (682,075)
  Proceeds from investment
    certificates issued               517,813       452,958
  Loan on margin account            6,473,437             0
  Redemption of investment
    certificates                     (221,701)     (239,149)


  Principal payments on mortgage
    loans and notes payable        (1,008,857)   (1,299,840)
  Payments on margin account        2,436,984             0
NET CASH USED FOR FINANCING
  ACTIVITIES                      $23,567,338   $ 1,177,116

NET INCREASE (DECREASE) IN CASH   $(4,025,955)  $ 3,329,187

CASH AT APRIL 30                  $ 4,772,742   $ 1,991,578

CASH AT OCTOBER 31                $   746,787   $ 5,320,765


  SUPPLEMENTARY SCHEDULE OF NON-CASH

   INVESTING AND FINANCING ACTIVITIES    1995        1994
  Dividends reinvested               $ 1,321,080 $ 1,057,045
  Real estate investment and mortgage
    loans receivable acquired through
    borrowings on margin account and
    new originations                  18,557,569   2,079,021
  Mortgages paid directly by owner of
    contract                                   0      10,140
  Interest reinvested directly in
    investment certificates               55,706      48,650

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

  Cash paid during the year for:
    Interest paid on mortgages       $ 2,351,452 $ 1,488,416
    Interest paid on margin account
      and other                           54,136           0
    Interest paid on investment
      certificates                        73,243      86,439
                                     $22,413,186 $ 4,769,711


  (The balance of this page was left blank intentionally.)

   Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.

      Results of Operations. IRET had net taxable earnings for the second quarter of Fiscal 1996 of $1,058,136, compared to $1,421,771 for the same period of the prior fiscal year,(the prior year's results included $305,543 of gain from sale of investments while no investments were sold in this year's period).

   For the first six months of Fiscal 1996, net taxable income was $2,067,604, compared to $2,266,527 for the same period last year (again, the 1995 results included the $305,543 of capital gain income).

   Funds from operations (taxable income increased by non-cash deductions of depreciation and amortization, less extraordinary income items) for the second quarter was $1,566,136, compared to the year earlier figure of $1,586,228. For the six month period, funds from operations were $3,071,604 for Fiscal 1996, compared to $2,880,984.

   These changes in net taxable earnings and Funds From
   Operations resulted from:

     - the rapid decline in the Trust's mortgage loan portfolio. The high-yield residential loans made by the Trust in the Denver area are being paid off.

     - a considerable amount of capital invested in properties under construction. No "income" can be recorded until the properties are completed and rental income received.

     - loss of two months' rent (about $100,000) from the Smith Home Furnishings property in Boise,
        Idaho. The tenant is in bankruptcy and the lease has been terminated and we are seeking a new tenant.

     - on the positive side, we continue to experience strong rental demand; the new properties being added to our portfolio are performing very well and we are on target with our program of increasing rents.

   We are pleased with the performance of our portfolio and are optimistic about the future. The proto-type apartments being constructed are being received very well. The apartments are renting up quickly and at or above projected rental rates.

   We project earnings for the balance of the year to exceed year-earlier levels. The Trust has agreed to sell several smaller properties which will result in capital gain income in an amount greater than earned last year.

   Financial Condition. IRET's liquidity and capital resources remain strong and the Trust will close on the purchase of a substantial amount of real estate investments during the balance of this fiscal year. Comparative balance sheet figures are:

                                      10/31/95       10/31/94
   Cash and Marketable Securities   $  5,362,217   $10,343,603
   Net Real Estate Owned             109,426,978    59,675,391
   Net Real Estate Mortgages           3,932,478     5,832,812
   Total Assets                      119,313,979    77,116,736
   Total Liabilities                  75,697,170    43,728,324
   Shareholder Equity                 43,616,809    33,388,412


   Consolidated Financial Reports. The Financial Statements shown in this report consolidate IRET's financial report with those of the seven limited partnerships of which IRET is the General Partner and creditor.

   Sale of Properties. During the second quarter, IRET did not sell any of its properties, but several properties will be sold during the balance of the year. The gain on these sales will be reported in the third and fourth quarters.

   The following new investments were added to our portfolio during the second quarter and are producing income:

        -  Stone Container Commercial Building, Fargo, ND
           ($4,850,000 estimated cost)
        -  Douglasville, Georgia, Retirement Center
           ($2,810,000 estimated cost)
        -  98 apartment units - Minot, ND
           ($4,500,000 estimated cost)
        -  116 apartment units - Grand Forks, ND
           ($5,225,000 estimated cost)
        -  98 apartment units - Billings, MT
           ($5,000,000 estimated cost)

   Dividends. IRET paid a regular dividend of 8.875 cents per share on October 1, 1995, to shareholders of record at the close of business on September 24, 1995. This was an increase from the 8.75 cents per share regular dividend paid on July 1, 1995, (a special dividend of .5 cents per share was also paid on July 1, 1995, for a total dividend of 9.25 cents per share) and was the 98th consecutive quarterly dividend paid by IRET.

                   PART II - OTHER INFORMATION


   Item 1. Legal Proceedings.

            None

    Item 2. Changes in Securities.

            None

   Item 3. Defaults Upon Senior Securities.

            None

   Item 4. Submission of Matters to a Vote of Security
           Holders.

            None

   Item 5. Other Information.

            None

   Item 6. Exhibits and Reports on Form 8-K.

            None

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           INVESTORS REAL ESTATE TRUST
                           (Registrant)


   Date:  December 13, 1995   By_______________________________
                               Thomas A. Wentz, Vice-President