Form 10-Q/A
period 1995-10-31
INVESTORS REAL ESTATE TRUST
filed 1995-12-19
CIK 798359

                           AMENDED

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

   Financial Condition. IRET's liquidity and capital resources remain strong and the Trust will close on the purchase of a substantial amount of real estate investments during the balance of this fiscal year. Comparative balance sheet figures are:

                                      10/31/95       10/31/94
   Cash and Marketable Securities   $  5,362,217   $10,343,603
   Net Real Estate Owned             109,426,978    59,675,391
   Net Real Estate Mortgages           2,932,478     5,832,812
   Total Assets                      119,313,979    77,116,736
   Total Liabilities                  75,697,170    43,728,324
   Shareholder Equity                 43,616,809    33,388,412


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

   The following new investments were added to our portfolio during the second quarter and are producing income:

        - South Pointe Phase 1, Minot, ND
          Cost: $4,600,000
          Units: 98

        - North Pointe, Bismarck, ND
          Cost: $2,250,000
          Units: 49

        - Southwinds, Grand Forks, ND
          Cost: $5,400,000
          Units: 164

   The following properties are under construction:

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


                           INVESTORS REAL ESTATE TRUST
                           (Registrant)


   Date:  December 14, 1995   By_______________________________
                               Thomas A. Wentz, Vice-President