Form 10-Q
period 1996-01-31
INVESTORS REAL ESTATE TRUST
filed 1996-02-28
CIK 798359

                          Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.
                            20549

           (Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934)


               For Quarter Ended January 31, 1996

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

               Yes __X___              No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a Business Trust. As of January 31, 1996, it had 12,693,198 Shares of Beneficial
Interest outstanding.

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

                       BALANCE SHEETS
         For the Periods Ended January 31, 1996 & 1995
                          (unaudited)
ASSETS:                          01-31-96         01-31-95
  Cash                         $ 3,384,400      $ 5,729,487
  Marketable Securities          4,508,382        4,906,239
  Accounts Receivable                    0                0
  Tax & Insurance Escrow         1,087,235          459,445
  Deferred Charges                 490,860          243,196
  Prepaid Insurance                153,389           87,287
  Deposits                         457,500          176,000
                               $10,081,766      $11,601,654

  Real Estate Investments
  Real Estate Owned           $128,339,454      $77,053,428
  Less Accumulated Deprec.     (14,245,319)     (12,656,411)
  Net Real Estate Owned        114,094,135       64,397,017
  Real Estate Mortgages (related)        0          122,535
  Real Estate Mortgages
    (unrelated)                  3,766,929        5,382,536
  Less Unearned Discounts          (34,792)         (49,462)
  Less Deferred Gain from
    Property Dispositions         (219,861)        (235,360)
  Less Reserve for Bad Debts      (267,096)        (293,366)
  Net Mortgages & Contracts      3,245,180        4,926,883
Total Real Estate Investments $117,339,315      $69,323,900
TOTAL ASSETS                  $127,421,081      $80,925,554

LIABILITIES:
  Accounts Payable & Other
    Liabilities                $ 1,443,831      $ 1,258,775
  Mortgages Payable             72,332,672       39,193,387
  Investment Certificates
    Payable                      5,994,973        4,512,463
  Due on Margin Account                  0                0
TOTAL LIABILITIES              $79,771,476      $44,964,625

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
    Outstanding Shares of        01-31-96        01-31-95

    12,693,198 on 01/31/96
    10,763,881 on 01/31/95     $50,727,029      $39,064,436

  Undistributed Net Income      (3,077,424)      (3,103,507)

  Total Shareholders' Equity   $47,649,605      $35,960,929

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY        $127,421,081      $80,925,554


                  STATEMENT OF OPERATIONS
    For the Three- and Nine-Month Periods Ended January 31,
                       1996 and 1995
                        (unaudited)

                                        3 Months Ended
                                          January 31
OPERATING INCOME:                      1996        1995
 Real Estate Rentals                $4,892,738  $3,245,354
 Interest Income & Fees                211,671     328,714
                                    $5,104,409  $3,574,068

OPERATING EXPENSE:
 Interest                           $1,554,110  $  865,806
 Utilities & Maintenance               782,100     622,300
 Property Management                   365,453     191,261
 Taxes & Insurance                     555,031     295,334
 Advisory & Trustees Fees              124,801      83,930
 Operating Expenses                     34,408      16,426
                                    $3,415,903  $2,075,057

OPERATING INCOME
 (before reserves):                 $1,688,506  $1,499,011
DEPRECIATION                          (606,000)   (435,000)
RESERVE FOR BAD DEBTS                        0           0

OPERATING INCOME (after reserves):  $1,082,506  $1,064,011
GAIN ON SALE OF INVESTMENTS            522,001           0
NET TAXABLE INCOME                  $1,604,507  $1,064,011

NET INCOME PER SHARE:
 Operating Income
   (after depreciation)                    .09         .10
 Gain on Sale of Investments               .04           0
   Total Taxable Income/Share              .13         .10

DIVIDENDS PAID PER SHARE                   .09        .085

Average Number of Shares
  Outstanding                       12,382,227  10,559,744


                                        9 Months Ended
                                          January 31
OPERATING INCOME:
 Real Estate Rentals               $12,944,173  $ 9,508,065
 Interest Income & Fees                657,483    1,011,768
                                    13,601,656  $10,519,833

OPERATING EXPENSE:
 Interest                          $ 4,054,522  $ 2,534,221
 Utilities & Maintenance             2,042,106    1,836,204
 Property Management                   887,034      583,236
 Taxes & Insurance                   1,409,370      872,336
 Advisory & Trustees Fees              337,324      246,239
 Operating Expenses                    111,190       67,602
                                   $ 8,841,546  $ 6,139,838

OPERATING INCOME
 (before reserves):                $ 4,760,109  $ 4,379,995
LESS DEPRECIATION RESERVE           (1,610,000)  (1,355,000)
RESERVE FOR BAD DEBTS                        0            0

NET INCOME (after reserves):       $ 3,150,109  $ 3,024,995
GAIN ON SALE OF INVESTMENTS            522,001      305,543
NET TAXABLE INCOME                 $ 3,672,110  $ 3,330,538

NET INCOME PER SHARE:
 Operating Income
  (after depreciation)                     .26          .30
 Gain on Sale of Investments               .04          .03
  Total Taxable Income/Share               .30          .33

DIVIDENDS PAID PER SHARE                .27125        .2555

Average Number of Shares
  Outstanding                       11,940,492   10,254,494

           CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 1996, AND 1995
                        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES   1996        1995
  Net Income                       $ 3,672,111  $ 3,330,538
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization    1,610,000    1,355,000
    Reserve for Bad Debts                    0            0
  Interest reinvested in investment
    certificates                       187,266      151,820
Changes in other assets and liabilities:
  (Increase) decrease in other
    assets                          (1,369,242)    (224,035)
  Increase in accounts payable and
    accrued expenses                   692,751      220,565
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                       $ 4,792,886  $ 4,833,888

CASH FLOWS FROM INVESTING ACTIVITIES

  Real Estate Deposits             $  (125,000) $         0
  Proceeds from principal payments
    on GNMA Securities                 321,427      365,214
  Principal payments on mortgage
    loan receivables                   691,399    3,071,625
  Payments for acquisition of
    properties                     (34,783,138)  (6,142,793)
  Investment in mortgage loan
    receivables                              0     (539,824)
NET CASH PROVIDED FROM (USED FOR)
  INVESTING ACTIVITIES            $(33,895,312) $(3,245,778)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from mortgage loans      20,854,211    1,447,779
  Proceeds from sale of shares       9,166,442    3,433,591
  Dividends paid                    (1,226,474)  (1,042,471)
  Proceeds from investment
    certificates issued              1,164,989      554,108
  Loan on margin account                     0            0
  Redemption of investment
    certificates                      (352,595)    (599,410)
  Principal payments on mortgage
    loans and notes payable         (1,892,489)  (1,643,798)
  Payments on margin account                 0            0
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                      $ 27,714,084  $ 2,149,799

NET INCREASE (DECREASE) IN CASH   $ (1,388,342) $ 3,737,909

CASH AT APRIL 30, 1995            $  4,772,742  $ 1,991,578

CASH AT JANUARY 31, 1996          $  3,384,400  $ 5,729,487


SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES     1996        1995
  Dividends reinvested               $ 1,388,851 $ 1,604,294
  Real estate investment and mortgage
    loans receivable acquired through
    borrowings on margin account and
    new originations                  34,783,138   4,141,521
  Mortgages paid directly by owner of
    contract                             238,359     292,071
  Interest reinvested directly in
    investment certificates              187,266     151,820

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the period for:
    Interest paid on mortgages       $ 3,805,978 $ 2,264,221
    Interest paid on margin account
      and other                                0           0
    Interest paid on investment
      certificates                       114,132     128,410
                                     $40,517,724 $ 8,582,337


  (The balance of this page was left blank intentionally.)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations. We are pleased to report the results of IRET's Third Quarter which ended on January 31, 1996.

Earnings. IRET had net taxable earnings for the Third Quarter of Fiscal 1996 of $1,604,507, compared to $1,064,011 earned in the Third Quarter of the prior fiscal year. This year's results include $522,001 of capital gain income while no capital gain income was included in the prior year's results.

For the first nine months of Fiscal 1996, net taxable income was $3,672,110, compared to $3,330,538 in the prior year.
The 1996 results include $522,001 of capital gain compared to $305,543 of capital gain income in the prior year.

On a per share basis, net income was $.13 for the Third
Quarter (compared to $.10 last year) and $.30 for the nine-month period (compared to $.33 in the prior year).

Funds from Operations. Funds from Operations (taxable income increased by non-cash deductions of depreciation and amortization, less extraordinary income items) for the Third Quarter increased to $1,688,506, from the $1,499,011 received in the prior year. For the nine-month period, funds from operations increased to $4,760,109 from $4,379,995 in the prior period. These changes in net taxable earnings and funds from operations resulted from:

  - A continuing strong rental environment in the cities in which we operate. We are experiencing a strong demand for our rental properties and have been able to increase rents at a rate greater than the inflation in our operating expenses.

  - The new properties that we have purchased and constructed are performing very well. We continue to see a rapid rent-up of our new properties at or above our projected rents.

  - A considerable amount of our capital continues to be invested in constructing new apartment buildings.
     During this construction period, our investment is not earning income and will continue to hold down our earnings for financial reporting purposes.

  - The Smith Home Furnishings property in Boise, Idaho, has not been re-rented. We do have a temporary tenant in part of the building, but we will continue to have a rent shortfall of approximately $45,000 a month until a new permanent tenant can be found.

  - We are in the process of refinancing many of our existing properties. Interest rates are declining and we expect to see lower interest expense in the months ahead.

We continue to be pleased with the performance of our portfolio. We project a continuation of our earnings at the current level.

Financial Condition. IRET's liquidity and capital resources remain strong and will enable IRET to continue its rapid expansion of real estate owned. Comparative balance sheet figures are:

                                   01/31/96       01/31/95
Cash and Marketable Securities   $  7,892,782   $10,635,726
Net Real Estate Owned             114,094,135    64,397,017
Net Real Estate Mortgages           3,245,180     4,926,883
Total Assets                      127,421,081    80,925,554
Total Liabilities                  79,771,476    44,964,625
Shareholder Equity                 47,649,605    35,960,929

Consolidated Financial Reports. The Financial Statements shown in this report consolidate IRET's financial report with those of the seven limited partnerships of which IRET is the General Partner and creditor.

Sale of Properties. During the Third Quarter, IRET sold properties from its portfolio resulting in a capital gain for financial reporting purposes of $522,001. For income tax purposes, IRET has elected to reinvest the proceeds of these sales to acquire like-kind real estate.

New Investments. Since our last report to you, IRET has finished the construction of the following property.
Construction has been completed and it is now producing rental income:

     Stone Container Commercial Building, Fargo, ND
       ($4,880,000 cost)

The following properties are under construction:

     -  Douglasville, Georgia, Retirement Center
        ($2,810,000 estimated cost)
     -  98 unit Apartment Complex - Minot, ND
        ($4,500,000 estimated cost)
     -  116 unit Apartment Complex - Grand Forks, ND
        ($5,225,000 estimated cost)
     -  98 unit Apartment Complex - Billings, MT
        ($5,000,000 estimated cost)

Dividends. IRET paid its 99th consecutive quarterly dividend on January 5, 1996, of $.09 per share. This was an increase from the $.08875 per share dividend paid on October 1, 1995.

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


                           INVESTORS REAL ESTATE TRUST
                           (Registrant)


Date:  February 27, 1996   By_______________________________
                             Thomas A. Wentz, Vice-President
