Form 10-K
period 1996-04-30
INVESTORS REAL ESTATE TRUST
filed 1996-07-26
CIK 798359

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                   ______________________

                         FORM 10-K

                 Annual Report Pursuant to
                  Section 13 or 15(d) of
            The Securities Exchange Act of 1934

   For the Fiscal Year Ended          Commission File No.
        April 30, 1996                     0-14851
                   ______________________

                INVESTORS REAL ESTATE TRUST
   (Exact name of Registrant as specified in its charter)

           North Dakota                      45-0311232
 (State or other jurisdiction of           (IRS Employer
  incorporation or organization)         Identification No.)

  12 South Main, Minot, North Dakota            58701
(Address of principal executive offices)     (Zip Code)

                        701-852-1756
     (Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                            None

Securities registered pursuant to Section 12(g) of the Act:

                                       Name of each exchange
       Title of each class              on which registered
Capital Shares of Beneficial Interest        Not Listed

                   ______________________

     Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.     YES  X       NO___


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the Registrant's outstanding Capital Shares of Beneficial Interest held by non-affiliates is $85,060,870 based on the last reported sale price on June 21, 1996.

     The number of shares outstanding as of June 21, 1996, was 13,501,725 Capital Shares of Beneficial Interest (no par value).

     Portions of the Trust's definitive proxy statement for
the 1996 annual meeting of shareholders are incorporated by
reference in Part III hereof.
____________________________________________________________

                INVESTORS REAL ESTATE TRUST
                       (Registrant)

                          INDEX

Item                                                   Page
No.                                                    No.

     Cover Page . . . . . . . . . . . . . . . . . .       1
     Index. . . . . . . . . . . . . . . . . . . . .       3

PART I
 1.  Business . . . . . . . . . . . . . . . . . . .       4
 2.  Properties . . . . . . . . . . . . . . . . . .       6
 3.  Legal Proceedings. . . . . . . . . . . . . . .      12
 4.  Submission of Matters to a Vote of Security
     Holders. . . . . . . . . . . . . . . . . . . .      12

PART II
 5.  Market for Registrant's Common Stock and
     Related Security Holder Matters. . . . . . . .      12
 6.  Selected Financial Data. . . . . . . . . . . .      13
 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.      14
 8.  Financial Statements and Supplementary Data. .      23
 9.  Disagreements on Accounting and Financial
     Disclosure . . . . . . . . . . . . . . . . . .      23

PART III
10.  Directors and Executive Officers of the
     Registrant . . . . . . . . . . . . . . . . . .      23
11.  Executive Compensation . . . . . . . . . . . .      24
12.  Security Ownership of Certain Beneficial
     Owners and Management. . . . . . . . . . . . .      24
13.  Certain Relationships and Related
     Transactions . . . . . . . . . . . . . . . . .      25

PART IV
14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K. . . . . . . . . . . . . .      25
     Exhibit Index. . . . . . . . . . . . . . . . .      26
     Signatures . . . . . . . . . . . . . . . . . .      27
     Report of Independent Certified Public
     Accountants. . . . . . . . . . . . . . . . . .     F-1

                           PART I

Item 1.  BUSINESS

Investors Real Estate Trust (hereinafter "IRET"), an unincorporated business trust, was organized under the laws of the State of North Dakota on July 31, 1970. IRET has qualified and operated as a "real estate investment trust" under Sections 856-858 of the Internal Revenue Code since its inception.

IRET, pursuant to the requirements of Sections 856-858 of Internal Revenue Code which govern real estate investment trusts, is engaged in the business of making passive investments in real estate equities and mortgages.

IRET has its only office in Minot, North Dakota, and operates principally within the confines of the State of North Dakota, although it has some real estate investments in the states of Minnesota, South Dakota, Nebraska, Montana,
Colorado, Wisconsin, Idaho and Arizona.

IRET is the general partner of seven limited partnerships which own investment real estate. IRET, as the general partner and as a creditor of said limited partnerships, has a substantial influence over the operation of the partnerships. Thus, prior to its Fiscal Year 1996, the financial statements of IRET and the seven partnerships were consolidated for financial reporting purposes and all material intercompany transactions and balances have been eliminated. During IRET's Fiscal Year ended April 30, 1996, Chateau Properties refinanced its 64 unit apartment complex resulting in the payment in full of its contract for deed obligation to IRET. IRET was not required to guarantee Chateau's new mortgage loan. Thus, under generally accepted accounting rules, Chateau's financial statement is not to be consolidated with that of IRET. Prior year's results shown in this report have been restated to reflect the removal of Chateau from the consolidated statement. (See
Note 11 to the Financial Statements.) The six limited partnerships consolidated with IRET are:

                Eastgate Properties, Ltd.
                Bison Properties, Ltd.
                First Avenue Building, Ltd.
                Sweetwater Properties, Ltd.
                Hill Park Properties, Ltd.
                Colton Heights, Ltd.

IRET operates on a fiscal year ending April 30. For its past three fiscal years, its sources of operating revenue, total expenses, net real estate investment income, capital gain income, total income, and dividend distributions consolidated with said six limited partnerships are as follows:

                  Fiscal Year Ending 4/30

                        1996     1995 Restated 1994 Restated
REVENUE FROM
OPERATIONS
Real Estate Rentals  $17,635,297  $12,280,738   $ 9,765,701
Interest, Discount &
  Fees                 1,024,368    1,520,385     1,817,307
                     $18,659,665  $13,801,123   $11,583,008

EXPENSE              $15,041,858  $10,240,805   $ 8,447,582

NET REAL ESTATE
  INVESTMENT INCOME  $ 3,617,807  $ 3,560,318   $ 3,135,426
GAIN ON SALE OF
  INVESTMENTS
  (CAPITAL GAIN)         994,163      407,512        64,962

NET INCOME           $ 4,611,970  $ 3,967,830   $ 3,200,388

PER SHARE
    Net Income       $       .38  $       .38   $       .36
    Dividends Paid   $       .36  $       .35   $       .33

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

IRET has no employees. Its business is conducted through the services of an independent contractor (Odell-Wentz & Associates, LLC, a North Dakota Limited Liability Company, having as its members Roger R. Odell and Thomas A. Wentz, Sr.) which serves as the advisor to the Trust. Since the inception of the Trust and until January 1, 1986, Roger R. Odell, 12 South Main, Minot, North Dakota, served as advisor to the trust, providing office facilities, administering day-to-day operations of the Trust, and advising with respect to investments and investment policy. Effective January 1, 1986, the Trust entered into a revised advisory agreement with Mr. Odell and Thomas A. Wentz, Sr.

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

Mr. Wentz is a graduate of Harvard College and Harvard Law
School, receiving his A.B. degree in 1957 and his L.L.B.
degree in 1960. He has been a resident of Minot, North Dakota, since 1962. Mr. Wentz' principal occupation is the practice of law as a partner in the law firm of Pringle & Herigstad, P.C., counsel to the Trust, and he provides services to Odell-Wentz & Associates on a part-time basis.

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

IRET owned the following properties as of April 30, 1996:

     INVESTMENT PORTFOLIO - INVESTORS REAL ESTATE TRUST
                    AS OF APRIL 30, 1996

REAL ESTATE OWNED:

                                     Fiscal                                     Mortgages
                                      1996         Year                          Payable
    Location          Size/Type     Occupancy    Purchased        Cost            (rate)
Apartments:

155 High St.         24 Unit           95%         1977           403,336               0
Hutchinson, MN       Apt. Bldg.

Century Apartments   192 Unit          89%         1986         3,565,505       2,700,000
Williston, ND        Apt. Complex                                                  (7.5%)

Century Condos       22 Condo          94%         1983           421,683               0
Beulah, ND           Apt. Units                   & 1989

Century Apartments   120 Unit          98%         1986         1,741,619       1,595,000
Dickinson, ND        Apt. Complex                                                  (7.5%)

201-301 17th Ave NE  2 24-Unit         92%         1987           806,694               0
Waseca, MN           Apt. Bldgs.

Virginia Apts.       14 Unit           95%         1988           217,083           2,377
Minot, ND            Apt. Bldg.                                                     (10%)

1305 Birch St.       24 Unit           94%         1989           399,278         135,871
Marshall, MN         Apt. Bldg.                                                    (9.0%)

Oak Manor Apts.      27 Unit           99%         1989           285,917         238,264
Dickinson, ND        Apt. Bdg.                                                    (9.75%)

4301-13 9th Ave SW   2 18-Unit         97%         1988           997,642         218,330
Fargo, ND            Apt. Bldgs.                                                  (8.65%)

Parkway Apts.        2 18-Unit         93%         1989            82,386               0
Beulah, ND           Apt. Bldgs.

Scottsbluff Estates  2 24-Unit         96%         1988           710,039         196,024
Scottsbluff, NE      Apt. Bldgs.                                                 (10.25%)

177 10th Ave. E      41 Unit           86%         1989           360,877         234,660
Dickinson, ND        Apt. Bldg.                                                   (8.75%)

312 12th Ave NW      18 Unit           97%         1989           256,750          45,670
Mandan, ND           Apt. Bldg.                                                   (8.75%)

405 Grant Ave        12 Unit           80%         1990           171,884               0
Harvey, ND           Apt. Bldg.

Candlelight Apts.    66 Unit           97%         1992           838,017         539,961
Fargo, ND (2/3rds)   Apt. Complex                                                 (8.25%)

Forest Park          270 Unit          97%         1993         6,596,264       4,177,577
Grand Forks, ND      Apt. Complex                                                 (9.75%)

Oakwood Estates      100 Unit          95%         1993         3,323,305       2,250,000
Sioux Falls, SD      Apt. Complex                                                  (7.5%)

Prairie Winds        48 Unit           98%         1993         1,960,108       1,388,452
Sioux Falls, SD      Apt. Complex                                                 (7.19%)

Crestview Apts.      152 Unit          92%         1994         4,572,879       2,880,049
Bismarck, ND         Apt. Complex                                                 (8.30%)

Pointe West          90 Unit           86%         1994         3,812,603       2,395,789
Rapid City, SD       Apt. Complex                                                 (8.34%)

Oxbow Apts.          120 Unit          98%         1994         4,942,650       3,565,000
Sioux Falls, SD      Apt. Complex                                                  (7.5%)

Pine Cone            195 Unit          92%         1995        13,071,638      10,645,576
Ft. Collins, CO      Apt. Complex                                                (7.125%)

Southview            24 Unit           98%         1995           653,948               0
Minot, ND            Apt. Complex

North Pointe         49 Unit           96%         1996         2,387,600       1,382,528
Bismarck, ND         Apt. Complex                                                 (8.18%)

South Pointe -       98 Unit            N/A         1996         4,789,552       2,775,212
  Phase I            Apt. Complex                  Completed                      (8.01%)
Minot, ND

Stonehill            313 Unit          96%         1995        11,106,355       8,186,235
St. Cloud, MN        Apt. Complex                                                 (9.21%)

1112 32nd Ave. SW    18 Unit           99%         1995           593,147         414,283
Minot, ND            Apt. Complex                                                  (9.0%)

South Winds          164 Unit          N/A         1995         5,433,683       3,721,568
Grand Forks, ND      Apt. Complex                                                 (7.84%)

South Pointe -       98 Unit           N/A         Not          4,290,062               0
  Phase II           Apt. Complex                  Completed
Minot, ND

Billings, MT         98 Unit           N/A         Not          3,754,088               0
                     Apt. Complex                  Completed

Columbia Park        116 Unit          N/A         Not          4,035,609               0
Grand Forks, ND      Apt. Complex                  Completed

Circle 50            49 Unit           N/A         Not            491,247               0
Billings, MT         Apt. Complex                  Completed

Commercial:

114 S. Main          3,500 sq. ft.    100%         1978           103,905          18,389
Minot, ND            Retail Bldg.                                                    (9%)

408 1st St. SE       Rental House     100%         1986            46,873               0
Minot, ND

Arrowhead Center     80,000 sq. ft.    97%         1973         2,397,414         145,277
Minot, ND            Shopping Center                                                (10%)

Superpumper          Gas Station/     100%         1986           297,064               0
Emerado, ND          Conven. Store

Superpumper          Gas Station/     100%         1987           239,212               0
Langdon, ND          Conven. Store

401 South Main       9,200 sq. ft.     96%         1988           474,686               0
Minot, ND            Commercial Bldg.

Lester Chiropractic  5,000 sq. ft.    100%         1988           268,916               0
  Clinic             Clinic Bldg.
Bismarck, ND (1/2 int.)

Superpumper          Gas Station/     100%         1988           301,013               0
Bottineau, ND        Conven. Store

Superpumper          Gas Station/     100%         1988           428,778               0
Crookston, MN        Conven. Store

Superpumper          Gas Station/     100%         1991           485,007               0
Grand Forks, ND      Conven. Store

Superpumper          Gas Station/     100%         1991           250,000               0
New Town, ND         Conven. Store

Pioneer Hi-Bred      Office/Whse.     100%         1991           653,876         350,023
Moorhead, MN                                                                     (8.625%)

Lindberg             Office/Whse.     100%         1991         1,455,789         851,838
Eden Prairie, MN                                                                   (8.5%)

Creekside            Office Bldgs.     91%         1991         1,571,135         946,482
Billings, MT                                                                      (8.35%)

Superpumper          Gas Station/     100%         1992           120,600               0
Sidney, MT           Conven. Store

Hutchinson Tech.     Manufacturing    100%         1992         4,429,026       2,470,548
Sioux Falls, SD      Plant                                                         (8.5%)

Minot Plaza          11,200 sq. ft.   100%         1993           502,898               0
Minot, ND            Strip Shopping Center

Retail Warehouse     70,000 sq. ft.    58%         1994         5,639,576       3,629,797
Boise, ID            Retail Warehouse                                             (9.75%)

Midco Theatre        28,528 sq. ft.   100%         1994         2,545,736       1,703,009
Grand Forks, ND      10-screen theatre                                            (8.65%)
                     30 Year Lease

Pet Foods            18,000 sq. ft.   100%         1995         1,276,776         834,130
Fargo, ND            Retail/Whse.                                                 (8.31%)

Barnes and Noble     30,000 sq. ft.   100%         1995         3,292,012       2,317,499
Fargo, ND            Retail/Whse.                                                 (7.98%)

Stone Container      Currently Under   N/A         1995         4,938,486       3,271,632
Fargo, ND            Construction                                                 (8.25%)

Barnes and Noble     Currently Under  100%         1995         3,699,101       2,510,624
Omaha, NE            Construction                              __________         (7.98%)

      TOTAL COMMERCIAL                                         35,417,879


Consolidated Partnerships:
Sweetwater
  Properties         114 Apt.          79%         1972         1,354,230         251,014
Devils Lake &        Units                                                        (9.75%)
  Grafton, ND

Bison Properties     125 Apt.          90%         1972         1,490,135         152,946
Jamestown,           Units                                                          (10%)
Carrington &
Cooperstown, ND

First Avenue
  Building           16,500 sq. ft.    93%         1981           779,817               0
Minot, ND            Office Bldg.

Eastgate Properties  116 Unit          81%         1970         1,693,189               0
Moorhead, MN         Apt. Complex

Colton Heights       18 Unit           97%         1984           816,561         381,682
Minot, ND            Apt. Bldg.                                                    (9.5%)

Hill Park Properties 92 Unit           86%         1985         2,822,476       1,470,000
Bismarck, ND         Apt. Complex                             ___________          (7.5%)

      TOTAL PARTNERSHIPS                                        8,956,408
                                                             ____________________________
                          Total Real Estate Owned            $131,447,734     $71,321,337
                          Less Accumulated Depreciation       (13,551,571)
                                                             ____________
                          Net Carrying Value                 $117,896,163
                          Other Properties Sold Contract
                              For Deed                                        $   377,722

                                                                              $71,699,059

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

   -  CONTRACTS OR OPTIONS TO SELL. As of April 30, 1996,
      IRET had not entered into any contracts or options to sell any of the above properties, other than an agreement to sell the 24 unit apartment complex in Hutchinson, Minnesota, for $500,000.

   - OCCUPANCY AND LEASES. Occupancy rates shown above are for the fiscal year ended April 30, 1996. In the case of apartment properties, lease arrangements with individual tenants vary from month-to-month to one-year leases, with the normal term being six months. Leases on commercial properties vary from one year to 20 years. The tenant occupying the retail warehouse in Boise, Idaho, declared bankruptcy. The lease has been terminated and the Trust is seeking a new tenant.

MORTGAGE LOANS RECEIVABLE - UNRELATED:

                     Real Estate          4/30/96
Location              Security            Balance      Rate
BILLINGS, MT
Colton Heights      Apts.-144 Units     $   320,938      9%

DENVER, CO
Westminister-
  Writer Corp.      Residential Lots        618,810     14%
Centrebrooke Homes  Residential Lots        205,517     12%

GILBERT, AZ
NE(-27-2-6          Commercial Land         681,032      8%

BISMARCK, ND
M. Knutt            Apts.                   236,880     11%

DOUGLAS, GA
Sweetwater Springs  Retirement Center     1,254,810      9%

OTHER MORTGAGES
Over $100,000                           $   978,893 8-10 1/4%
$50,000 to $99,999                          360,998   8-12%
$20,000 to $49,999                          252,315   8-12%
Less than $20,000                            21,950   7-12%
                TOTAL                   $ 4,932,138
                Unearned Discounts          (18,222)
                Allowance for Losses       (165,074)
                Deferred Gain              (267,096)

                                        $ 4,481,746

TO INVEST IN THE SECURITIES OF OTHER ISSUERS FOR THE PURPOSE OF EXERCISING CONTROL. The Trust has not invested in such securities in the past. The decision to do so is vested solely in the Board of Trustees and may be changed without a vote of the shareholders.

SUMMARY OF REAL ESTATE INVESTMENT PORTFOLIO

REAL ESTATE INVESTMENTS:
Real Estate Owned            $131,447,734
  Less Depreciation Reserve   (13,551,571) $117,896,163  90%
Mortgage Loans                  4,932,138
  Less unearned discounts
    and interest                  (18,222)
  Less allowance for losses      (165,074)
  Less deferred gain             (267,096)    4,481,746   3%
  Total Real Estate Investments            $122,377,909

OTHER ASSETS:
Cash and marketable securities             $  7,127,131
Deposits and accruals                         1,850,598
  Total Other Assets                       $  8,977,729   7%

TOTAL ASSETS                               $131,355,638 100%

Item 3.  LEGAL PROCEEDINGS

IRET is not involved in any legal proceedings or litigation other than normal collection matters that will not have a material impact on financial results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 9, 1995 Annual Shareholders' meeting, the only matters submitted to a vote of security holders were the election of ten Trustees and ratification of the re-appointment of the independent certified public accountants.


                          PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

The shares of Beneficial Interest of IRET are traded in the over-the-counter market only within the State of North Dakota by Inland National Securities, Inc., 21 South
Main, Minot, ND 58701, and Financial Advantage Brokerage
Services, Inc., 17 South Main, Minot, ND 58701. Set forth below, by quarter-year, are the total number of IRET shares traded, the high and low reported sales prices and the per share dividend paid for the past three years:


Calendar                     No. of             Bid              Asked           Per Share
  Year       Months        Shares Sold      Low     High     Low       High       Dividend
  1993   July-September     140,339        5.10     5.19    5.90       5.90        .0815
  1993   October-December   181,613        5.16     5.28    5.90       6.00        .082
  1994   January-March      250,167        5.20     5.37    6.00       6.10        .0825
  1994   April-June         163,347        5.20     5.37    6.10       6.10        .083
  1994   July-September     134,529        5.37     5.63    6.10       6.25        .084
  1994   October-December   335,518        5.63     5.89    6.25       6.40        .085
  1995   January-March      210,106        5.89     5.89    6.40       6.40        .08625
  1995   April-June         137,766        5.89     6.03    6.40       6.55        .0875
  1995   July-September     452,665        6.03     6.16    6.55       6.70        .0925
  1995   October-December   466,447        6.16     6.16    6.70       6.70        .08875
  1996   January-March      451,383        6.16     6.30    6.70       6.85        .09
  1996   April-June         551,418        6.30     6.30    6.85       6.85        .09125

As of May 31, 1996, IRET had 2,884 shareholders. No shareholder held more than 5% of the 13,365,393 shares outstanding and there were no warrants or stock options outstanding. Dividends are paid on January 5, April 1, July
1, and October 1 of each year.

IRET shares are sold on the primary market only for cash to bona fide residents of the State of North Dakota by Inland National Securities, Inc., and Financial Advantage Brokerage Services, Inc., which are securities dealers registered with the State of North Dakota. IRET claims exemption from the registration of its shares of Beneficial Interest under the Securities Act of 1933 under Section 3(a)(11) of said Act.

Item 6.  SELECTED FINANCIAL DATA

                                               Year Ended April 30
                           1996          1995           1994         1993        1992
                                      (Restated)    (Restated)
Consolidated Income Statement Data
  Revenue              $ 18,659,665  $ 13,801,123  $11,583,008  $ 8,316,643  $ 7,206,054
  Operating Income        3,617,807     3,560,318    3,135,426    2,231,092    1,628,155

  Gain on repossession/
     sale of investments    994,163       407,512       64,962      132,610       22,858

  Net Income              4,611,970     3,967,830    3,200,388    2,363,702    1,651,013


Balance Sheet Data
  Total real estate
    investments        $122,377,909  $ 84,005,635  $64,089,476  $50,041,059  $34,302,341
  Total assets          131,355,638    94,616,744   72,391,548   54,658,569   38,997,080
  Shareholders' equity   50,711,920    37,835,654   29,997,189   23,745,443   18,849,635


Consolidated Per Share Data
  Net income           $        .38  $        .38  $       .36  $       .29  $       .23
  Gain on repossession/
    sale of investments         .08           .04          .01          .01          .00
  Dividends                     .36           .35          .33          .32          .31
  Tax status of dividend
    capital gain               1.6%         11.0%        7.37%        4.08%         1.0%
  Ordinary income             98.4%         89.0%       92.63%       74.04%        68.0%
  Return of capital            0.0%          0.0%        0.00%       21.88%        31.0%

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL: IRET has operated as a "real estate investment trust" under Sections 856-858 of the Internal Revenue Code since its formation in 1970. IRET is in the business of owning income producing real estate investments. No major changes in IRET's business has occurred from the organization of the Trust in 1970 to the date of this Prospectus, and none are planned at this time.

RESULTS OF OPERATIONS:

   FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995. IRET's Fiscal Year 1996, which ended on April 30, 1996, produced very favorable results, including a substantial increase in IRET's investment portfolio and satisfactory increases in earnings and funds from operations.

     EARNINGS. IRET's net taxable earnings for Fiscal Year 1996 increased to $4,611,970, compared to $3,967,830 earned in Fiscal 1995 and $3,200,388 earned in Fiscal 1994. Fiscal 1996 taxable income includes $994,163 of capital gain income from the sale of assets from the investment portfolio, compared to $407,512 of capital gain income in Fiscal 1995 and $64,962 of capital gain income in Fiscal 1994.

     On a per share basis, net taxable income was $.38 per share for Fiscal 1996, the same as earned in Fiscal
     1995. Per share taxable income in Fiscal 1994 was $.36 per share.

     As noted in prior reports, as IRET repositions its investment portfolio by replacing high yielding mortgage loans with equity investments in real estate properties, taxable earnings are depressed.

     FUNDS FROM OPERATIONS. Funds from operations (taxable income increased by non-cash deductions of depreciation and amortization, and reduced by capital gain income and other extraordinary income items) for Fiscal 1996 increased to $5,977,431 ($.49 per share) from the $5,434,244 ($.52 per share) generated in Fiscal 1995 and the $4,607,708 ($.52 per share) generated in Fiscal 1994.

     REVENUES. Total revenues for Fiscal 1996 were
     $18,659,665, compared to $13,801,123 in Fiscal 1995
     and $11,583,008 in Fiscal 1994. The increase in revenues received during Fiscal 1996 in excess of Fiscal 1995 revenues was $4,858,542. This increase resulted from:

       Rent from 6 properties acquired in
         Fiscal 1996                         $3,272,078
       Rent from 6 properties acquired in
         Fiscal 1995 in excess of that
         received in Fiscal 1994              2,094,922
       An increase in rental rates on
         existing properties (2.5%)             259,084
       A decrease in rent on Smith Home
         Furnishing Building (bankruptcy
         of tenant)                            (348,310)
       A decrease in rent - properties sold
         during 1996                           (178,888)
       A decrease in interest income           (240,344)
                                             $4,858,542

     The increase in revenue during Fiscal Year 1996 resulted primarily from the addition of new real estate properties to the portfolio. Rents received on properties acquired prior to the beginning of Fiscal 1995 increased by 2.5%. Overall occupancy was stable at 95%. The decline in operating income per share (from $.35 per share in Fiscal 1994, to $.34 in 1995 and $.30 in 1996) reflects the continuing repositioning of the investment portfolio from a mix of real estate equities and mortgage loans to one consisting entirely of real estate equities. The income on the mortgage loans made by the Trust was immediately reflected in operating income. Many of these mortgage loans earned interest at 14% per annum and several produced additional participation income. These mortgages have now been largely paid off and have been replaced with equity investments in apartments and triple net leased commercial property. The initial operating and taxable income on the equity investments is lower than what was being earned on the mortgage loans, but management is of the opinion that these new investments will produce very satisfactory investment returns in the years ahead.

     Capital gain income, on the other hand, has been increasing ($.01 per share in Fiscal 1994 compared to $.04 per share in Fiscal 1995 and $.08 per share in Fiscal 1996). IRET is marketing its older and smaller apartment investments and will continue to reposition its portfolio into newer and larger properties.

     The $644,140 increase in net income for Fiscal 1996 over the net income earned in the prior fiscal year resulted from:

  An increase in gain from sale of investments  $   586,651
  An increase in net rental income (rents, less
    utilities, maintenance, taxes, insurance
    and management)                               3,193,087
  A decrease in interest income                    (496,017)
  An increase in interest expense                (2,063,429)
  An increase in depreciation expense              (494,430)
  A decrease in bad debt expense                    200,000
  An increase in operating expenses
    and advisory trustee services                  (204,481)
  An increase in amortization expense               (77,241)
                                                $   644,140

     PROPERTY ACQUISITIONS. IRET acquired over $40,000,000 of new properties during Fiscal 1996. They were:

     COMMERCIAL:                                   Cost
     - Barnes & Noble Superbookstore,
       Omaha, NE (15 year net lease)          $ 3,627,206**

     - Stone Container Manufacturing Plant,
       Fargo, ND                              $ 4,042,217**

     APARTMENTS:
     - 96 units, Billings, MT                 $ 3,727,440*
     - 49 units, North Pointe, Bismarck, ND   $   927,450**
     - 98 units, South Pointe, Phase I,
          Minot, ND                           $ 2,727,085**
     - 313 units, West Stonehill, St. Cloud,
          MN                                  $10,765,830**
     - 18 units, Minot, ND                    $   593,147
     - 49 units, Grand Forks, ND              $ 3,373,754*
     - 164 units, South Winds, Grand Forks,
          ND                                  $ 5,433,683
     - 98 units, South Pointe II, Minot,
          ND                                  $ 4,290,061*
     - 49 units, Circle 50, Billings, MT      $   491,247*
     - 67 units, Columbia Park II,
          Grand Forks, ND                     $   661,855*
                                              $40,660,975

     * Property not placed in service at April 30, 1996.
     Additional costs are still to be incurred.

     ** Represents costs to complete a project started in the year ending April 30, 1995.

     PROPERTY DISPOSITIONS: During Fiscal 1996, IRET sold several older and smaller apartment buildings. In addition, a contract for deed receivable from Chateau Properties, Ltd., was paid in full, resulting in the recognition of deferred capital gain. The total gain recognized from the sale of properties (both current and deferred) was $994,163 for Fiscal 1996, compared to $407,512 in Fiscal 1995, and $64,962 in Fiscal 1994.
     It is management's intention to continue to market IRET's older and smaller apartment projects.

   FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994: (This comparative report is reproduced as it was submitted for Fiscal Year 1995. The Fiscal 1995 results were restated in the Fiscal 1996 Financial Report because of the removal of Chateau Properties from the consolidated
   Financial Report resulting in small changes to the Fiscal 1995 results. See Note 11 to the attached
   Financial Report for an explanation of these changes.)
   Net income for Fiscal 1995 increased to $3,971,108, compared to $3,243,063 for Fiscal 1994 and $2,363,702 for Fiscal 1993. On a per share basis, net income was $.38 for Fiscal 1995, an increase of 6% over the $.36 earned in the prior year and 31% more than the $.29 earned in Fiscal 1993.

   Gain from the sale of real estate investments constituted $403,094 ($.04 per share) of the Fiscal 1995 net income, compared to $64,962 ($.01 per share) included in the Fiscal 1994 net income and $132,610 ($.01 per share) for Fiscal 1993.

   Total revenues were $14,117,694 in Fiscal 1995, compared to $11,884,579 in 1994 and $8,316,643 in 1993. The Fiscal
   1995 revenue increase of $2,233,115 consisted of:

     Rent from 4 properties acquired in
       Fiscal 1995                           $  534,013
     Rent from 4 properties acquired in
       Fiscal 1994 in excess of that
       received in Fiscal 1993                1,860,429
     An increase in rental rates on
       existing properties (3%)                 213,973
     An increase in occupancy rates on
       existing properties (1/2%)                52,171
     A decrease in rent - property sold
       during 1995 (Yankton)                   (131,995)
     A decrease in interest income             (260,001)
       Net revenue increase (1995 over
         (1994)                              $2,233,115

   Thus, the increase in revenue resulted primarily from the addition of new real estate properties to the portfolio. Scheduled rents on existing properties increased by 3%, while occupancy increased to 95.5% from 95% in the prior year.

   The $728,045 increase in net income for Fiscal 1995 over the amount earned in the prior year resulted from:

<CAPTIONl
      An increase in gain from sale of
        investments                          $  338,132
      An increase in net rental income
        (rents, less utilities, maintenance,
        taxes, insurance and management)      1,999,032
      A decrease in interest income            (295,476)
      An increase in interest expense          (832,073)
      An increase in depreciation expense      (441,163)
      A decrease in bad debt expense             50,000
      An increase in operating expenses &
        other items                             (87,407)
                                             $  728,045

   IRET purchased some $27,000,000 of real estate properties during Fiscal 1995 and has contracted to acquire approximately $25,000,000 of additional real estate properties in the coming year. Thus, the Trust's portfolio will shift rapidly from a significant investment in high-yielding mortgage loans to a portfolio consisting primarily of equity positions in real estate. This change in the portfolio will result in a decrease in net income because of increased depreciation.

   We expect earnings in Fiscal 1996 to exceed this year's level. Occupancy, rental rates and interest rates are expected to remain at present levels and the new properties that are being added to the portfolio will enhance net income.

DIVIDENDS. The following dividends were paid during Fiscal
1996:

               Date            Per Share Dividend
         July 1, 1995               $.09*
         October 1, 1995            $.0875
         January 5, 1996            $.09
         April 1, 1996              $.09125
                                    $.35875
        * Includes $.005 special dividend.


FUNDS FROM OPERATIONS. The funds derived during Fiscal 1996 by the Trust from its operations increased by 12% over the prior year and by 33% from the Fiscal 1994 level ($5,977,431 in Fiscal 1996, versus $5,348,271 in 1995 and $4,487,099 in
1994). (IRET uses the definition of "Funds From Operations" recommended by the National Association of Real Estate Investment Trusts to mean "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures calculated on the same basis." It is emphasized that funds from operations as so calculated and presented does not represent cash flows from operations as defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indication of operating performance or to cash flows as a measure of liquidity or ability to fund all cash needs.) (See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements attached hereto.)

The following is a comparison of dividends paid during the past five fiscal years to Funds From Operations (as defined above):

                         Fiscal        Fiscal        Fiscal        Fiscal        Fiscal
Item                      1996    1995 (Restated) 1994 (Restated)   1993          1992
Net Income (GAAP)      $4,611,970    $3,967,830    $3,200,388    $2,363,702    $1,651,073
Less Gains (Losses from
  Property Sales          994,163       407,512        64,962       132,610        22,858
Operating Income       $3,617,807    $3,560,318    $3,135,426    $2,231,092    $1,628,155
Plus Depreciation       2,261,724     1,767,294     1,323,474     1,051,370       824,369
Plus Amortization          97,900        20,659        28,199        16,364        11,289
Funds from Operations  $5,977,431    $5,348,271    $4,487,099    $3,298,826    $2,463,813
Dividends Paid         $4,439,034    $3,660,986    $3,102,061    $2,633,799    $2,257,303
                       $1,538,397    $1,687,285    $1,385,038    $  665,027    $  206,510

Management expects that the Funds From Operations (as defined above) will continue to improve during Fiscal 1997 and will exceed dividends paid in the coming year.

LIQUIDITY AND CAPITAL RESOURCES. IRET's financial condition at the end of Fiscal 1996 continued at the very strong level of its prior fiscal year.

   - Equity capital increased to $50,711,920 from $37,835,654 on April 30, 1995, a gain of
      $12,876,266 (34%). Equity capital on April 30,
      1994, was $30,320,401. These increases result from the sale of shares of beneficial interest and the reinvestment of dividends in new shares.

   - Liabilities increased to $80,643,718 from $56,781,090 on April 30, 1995, and $42,409,447 on April 30, 1994.

   - Total assets increased to $131,355,638 from $94,616,744 on April 30, 1995, and $72,729,848 on April 30, 1994.

   - Cash and marketable securities were $7,127,131 compared to the year earlier figure of $9,595,254, and $7,263,031 on April 30, 1994.

   - In addition to its cash and marketable securities, IRET has an unsecured line of credit agreement with First American Bank West, Minot, North Dakota, of $5,000,000, none of which was in use on April 30, 1996.

AFFILIATED PARTNERSHIPS. IRET has sponsored and serves as a general partner of seven limited partnerships. Because of IRET's position as a general partner and creditor of these partnerships and because the partnerships (with the exception of Chateau Properties) did not produce sufficient cash flow to pay debts due to IRET as scheduled prior to Fiscal Year 1996, the financial statements of IRET and the seven partnerships have been consolidated for financial reporting purposes to more properly depict the financial status of IRET. (It is emphasized that the consolidation of the financial reports does not change the legal relationship between IRET and the partnerships, nor the income tax reporting by IRET or the partnerships.) During Fiscal Year 1996, a new mortgage loan was negotiated by Chateau Properties, Ltd., on its 64-unit apartment building in Minot, North Dakota. As a result of this refinancing, the partnership paid the balance that it owed to IRET on the contract for deed under which the apartment building had been purchased from IRET. Further, IRET was not required to guarantee the new mortgage loan made by the partnership. Accordingly, for Fiscal 1996, IRET is accounting for its partnership interest in Chateau Properties under the equity method of accounting. Prior financial statements included in the audited financial statement and this report have been restated to reflect this change. See Note 11 in the attached financial report for a detail of the effect of this accounting change.

The seven affiliated partnerships are as follows:

                            Year               Property                 IRET
Name                       Formed               Owned                 Ownership
Chateau Properties,         1979              64 Unit                   26.7%
Ltd.                                          Apt. Bldg.

Sweetwater Properties,      1981              114 Units                    0%
Ltd.                                          Apts.

Bison Properties,           1982              125 Units                   20%
Ltd.                                          Apts.

First Avenue Building       1981              16,500 sq. ft.              20%
Ltd.                                          Office Bldg.

Eastgate Properties,        1983              116 Units                   18%
Ltd.                                          Apts.

Colton Heights, Ltd.        1984              18 Unit                  18.69%
                                              Apt. Bldg.

Hill Park Properties,       1985              96 Units                  7.14%
Ltd.                                          Apts.

CONSOLIDATED FINANCIAL STATEMENTS. The financial statement included in this Form 10-K consolidates the financial statements of IRET and six of the above seven limited partnerships. (Chateau Properties is excluded.) All material inter-company transactions and balances have been eliminated on the consolidated statement. The principal impact of this consolidation on the statement of operations is to reduce reported income as a result of increased depreciation. On the balance sheet, related mortgage loans and the investment in partnerships is reduced and real estate owned is increased. Also, the deferred income account is decreased and the retained earnings account is also decreased.

IMPACT OF INFLATION. The costs of utilities and other rental expenses continue to increase, but in most areas, IRET has been able to increase rental income sufficiently to cover inflationary increases in rental expense. Increases in rental income are not precluded by long-term lease obligations except for a few commercial properties subject to long-term net lease agreements. Thus, as market conditions allow, rents will be increased to cover inflationary expenses and to provide a better return to IRET.

ECONOMIC CONDITIONS. Fiscal 1996 saw continued good economic conditions in the northern plains states in which the Trust operates. The economy was strong, due to adequate rainfall and higher commodity prices and a moderate improvement in energy activity. Occupancy rates were stable at 95% and rent levels for Trust properties improved only slightly in Fiscal 1996 (2 1/2%).

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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

None.

                          PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and Trustees of IRET as of April 30, 1996, were:

  Name, Age                  Business Experience During           Year Position
and Position                     Past Five Years                    Commenced

*C. Morris Anderson       President of North Hill Bowl, Inc.;        1970
 Age 67                   Director of Dakota Boys Ranch (25 yrs.);
 Trustee                  Director of International Inn, Inc.
                          and Norwest Bank - Minot, N.A. and a
                          Partner in Magic City Realty, Ltd.

*Ralph A. Christensen     Retired rancher;                           1970
 Age 67                   Director of First Bank - Minot, N.A.
 Trustee and Chairman     Chairman of IRET.

*John D. Decker           Investor                                   1970
 Age 79
 Trustee

*Mike F. Dolan            Investor; Vice-Chairman of IRET.           1978
 Age 84
 Trustee & Vice-Chairman

*J. Norman Ellison, Jr.   Businessman; Managing Partner of           1970
 Age 73                   Ellison Realty Co.; Former Director
 Trustee                  of First Bank - Minot, N.A.

*Daniel L. Feist          Realtor; Broker; Real Estate Developer;    1985
 Age 64                   Builder; General Contractor; President -
 Trustee                  Owner Feist Construction & Realty;
                          Investor; Businessman, Director of
                          First Bank System - Minot, N.A.;
                          Director N.D. Holdings, Inc. - Minot.

*Patrick G. Jones         Investor; Former President of Central      1986
 Age 48                   Venture Capital, Inc.; Former Manager
 Trustee                  and Director of the Minot Daily News.

*Jeff L. Miller           Investor; Businessman; President of        1985
 Age 52                   M&S Concessions, Inc. and former
 Trustee & Vice-Chairman  president of Coca-Cola Bottling Co. of
                          Minot; Director of First Bank - Minot.

 Roger R. Odell           Realtor; President of IRET; Partner in     1970
 Age 70                   Odell-Wentz & Associates (Advisor to
 Trustee, President       IRET); Director of Investors Management
 and Advisor              & Marketing, Inc. and Inland National
                          Securities, Inc.; Partner in Magic City
                          Realty, Ltd.

 Thomas A. Wentz          Attorney, Pringle & Herigstad, P.C.;       1970
 Age 61                   Vice-President of IRET; Partner in
 Trustee & Vice-President Odell-Wentz & Associates (Advisor to
                          the Trust).

 Timothy P. Mihalick      Realtor; Operations Manager of             1988
 Age 37                   Odell-Wentz & Associates (Advisor to
 Secretary                the Trust); Secretary of IRET.


* Unaffiliated Trustees.

Item 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on August 21, 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

As of May 31, 1996, no person, nor any trustee or officer individually was known by the Trust to own beneficially more than 5% of the outstanding Shares of Beneficial Interest.

Collectively, the Trustees owned 8.38% of such shares on said date.

Additional information regarding security ownership is to be found in portions of the Trust's definitive proxy statement for the 1996 annual meeting of shareholders, incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held August 21, 1996.

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

          See the Table of Contents to Financial Statements and Supplemental Data.

     3.   Documents Incorporated by Reference

                                         Part of Form 10-K
                                         into which Document
                    Document               is Incorporated__

          Proxy Statement to be filed         Part III
          in connection with the annual
          meeting of shareholders to be
          held August 21, 1996

     4.   Exhibits

          See the following list of exhibits.

     (b)  Reports on Form 8-K - None filed.

     (c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1996. The Registrant will furnish a copy of any exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

Date:   July 24, 1996      By: /S/ Thomas A. Wentz, Sr.
                               ___________________________
                                Thomas A. Wentz, Sr.
                                Vice-President and Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                   Title                     Date


/s/ Roger R. Odell           President, Trustee and       July 24, 1996
_________________________    Principal Executive Officer
Roger R. Odell

/s/ Thomas A. Wentz, Sr.
___________________________  Vice-President and Trustee   July 24, 1996
Thomas A. Wentz, Sr.

/s/ Ralph A. Christensen
___________________________  Trustee and Chairman         July 24, 1996
Ralph A. Christensen

/s/ Mike F. Dolan
___________________________  Trustee and Vice-Chairman    July 24, 1996
Mike F. Dolan

/s/ Jeff L. Miller
___________________________  Trustee and Vice-Chairman    July 26, 1996
Jeff L. Miller

/s/ C. Morris Anderson
___________________________  Trustee                      July 24, 1996
C. Morris Anderson

/s/ J. Norman Ellison, Jr.
___________________________  Trustee                      July 24, 1996
J. Norman Ellison, Jr.

/s/ Daniel L. Feist
___________________________  Trustee                      July 24, 1996
Daniel L. Feist

/s/ Patrick G. Jones
___________________________  Trustee                      July 24, 1996
Patrick G. Jones

/s/ John D. Decker
___________________________  Trustee                      July 24, 1996
John D. Decker

/s/ Timothy P. Mihalick
___________________________  Secretary                    July 24, 1996
Timothy P. Mihalick

                INVESTORS REAL ESTATE TRUST

                AND AFFILIATED PARTNERSHIPS

                    MINOT, NORTH DAKOTA











              CONSOLIDATED FINANCIAL STATEMENTS

                           as of

                  April 30, 1996 and 1995

                            and

                INDEPENDENT AUDITOR'S REPORT

                INVESTORS REAL ESTATE TRUST
                AND AFFILIATED PARTNERSHIPS
                     TABLE OF CONTENTS


                                                      Pages

INDEPENDENT AUDITOR'S REPORT                             3


CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Balance Sheets                            4-5
 Consolidated Statements of Operations                   6
 Consolidated Statements of Shareholders' Equity        7-8
 Consolidated Statements of Cash Flows                 9-11
 Notes to Consolidated Financial Statements           12-25


ADDITIONAL INFORMATION

 Independent Auditor's Report on Additional
    Information                                          26
 Marketable Securities                                   27
 Noncurrent Indebtedness of Related Parties -
    Mortgage Loans Receivable                            28
 Supplemental Income Statement Information               29
 Real Estate and Accumulated Depreciation              30-38
 Investments in Mortgage Loans on Real Estate          39-41
 Selected Financial Data                                 42
 Gain from Property Dispositions                         43
 Mortgage Loans                                        44-47
 Significant Property Acquisitions                       48
 Quarterly Results of Consolidated Operations
    (Unaudited)                                          49

     Other schedules are omitted due to inapplicability

                INDEPENDENT AUDITOR'S REPORT




Board of Trustees
Investors Real Estate Trust
 and Affiliated Partnerships
Minot, North Dakota


We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and Affiliated Partnerships as of April 30, 1996 and 1995,and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended April 30, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Affiliated Partnerships at April 30, 1996 and 1995, and the consolidated results of its operations and cash flows for the years ended April 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.





BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota


May 20, 1996

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                 CONSOLIDATED BALANCE SHEETS
                   APRIL 30, 1996 AND 1995


                            ASSETS

                                                    1995
                                      1996       (Restated)
REAL ESTATE INVESTMENTS
 Property owned                   $131,447,734 $ 90,892,662
 Less accumulated depreciation     (13,551,571  (11,732,655)
                                  $117,896,163 $ 79,160,007
 Mortgage loans receivable
   - related parties                         -    1,449,312
   - other                           4,932,138    4,366,460
 Less - unearned discounts and
        deferred interest              (18,222)     (34,792)
      - deferred gain from property
        dispositions                  (165,074)    (641,987)
      - allowance for loan losses     (267,096)    (293,365)
 Total real estate investments    $122,377,909 $ 84,005,635

OTHER ASSETS
 Cash                             $  2,715,274 $  4,765,445
 Marketable securities               4,411,857    4,829,809
 Accounts receivable                    30,269       60,260
 Real estate deposits                        -      175,000
 Investment in partnership              85,576      166,955
 Prepaid insurance                     128,541       99,426
 Tax and insurance escrow            1,151,527      317,520
 Deferred charges                      454,685      196,694

TOTAL ASSETS                      $131,355,638 $ 94,616,744

            LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    1995
                                     1996        (Restated)
LIABILITIES
 Accounts payable and accrued
   expenses                      $  3,142,190  $  1,922,419
 Mortgages payable                 71,699,059    49,996,207
 Investment certificates issued     5,802,469     4,862,464
 Total liabilities               $ 80,643,718  $ 56,781,090


SHAREHOLDERS' EQUITY
 Shares of beneficial interest
   (unlimited authorization,
    no par value, 13,258,908
    shares outstanding in 1996
    and 11,187,786 shares
    outstanding in 1995)         $ 54,263,917  $ 41,560,587
 Accumulated distributions in
    excess of net income           (3,551,997)   (3,724,933)
 Total shareholders' equity      $ 50,711,920  $ 37,835,654


TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY            $131,355,638  $ 94,616,744









    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    FINANCIAL STATEMENTS

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
            CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                                       1995         1994
                          1996       (Restated    (Restated)
REVENUE
 Real estate rentals   $17,635,297  $12,280,738  $ 9,765,701
 Interest, discounts
   and fees              1,024,368    1,520,385    1,817,307
 Tot al revenue         $18,659,665  $13,801,123  $11,583,008

EXPENSES
 Interest              $ 5,547,739  $ 3,484,310  $ 2,652,400
 Depreciation            2,261,724    1,767,294    1,323,474
 Utilities and
   maintenance           3,167,560    2,352,968    2,146,120
 Taxes and insurance     2,065,017    1,220,434    1,054,880
 Property management
   expenses              1,281,311      779,024      641,054
 Advisory and trustee
   services                458,019      336,142      304,898
 Operating expenses        162,588       79,974       46,557
 Amortization               97,900       20,659       28,199
 Provision for loan
   losses                        -      200,000      250,000
 Total expenses        $15,041,858  $10,240,805  $ 8,447,582

OPERATING INCOME       $ 3,617,807  $ 3,560,318  $ 3,135,426

GAIN ON SALE OF
 PROPERTIES                994,163      407,512       64,962

NET INCOME             $ 4,611,970  $ 3,967,830  $ 3,200,388

Net income per share:
 Operating income         $ .30        $ .34       $ .35
 Gain on sale of
   investments              .08          .04         .01
 Net income               $ .38        $ .38       $ .36

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    FINANCIAL STATEMENTS

                INVESTORS REAL ESTATE TRUST
                AND AFFILIATED PARTNERSHIPS
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                                 Accumulated
                    Shares of    Distributions    Total
                    Beneficial   in Excess of  Shareholders'
                     Interest    Net Income       Equity

BALANCE, MAY 1,
 1993, AS
 PREVIOUSLY
 REPORTED          $27,663,010   $(3,917,567)  $23,745,443

Adjustment for the
 cumulative effect
 on prior years of
 a change in the
 reporting entity            -   $  (361,537)  $  (361,537)

BALANCE, MAY 1,
 1993, AS RESTATED $27,663,010   $(4,279,104)  $23,383,906

Net income                   -     3,200,388     3,200,388
Dividends
 distributed                 -    (3,021,061)   (3,021,061)
Dividends
 reinvested          1,853,356             -     1,853,356
Sale of shares       4,580,600             -     4,580,600

BALANCE, APRIL 30,
 1994              $34,096,966   $(4,099,777)  $29,997,189

BALANCE, MAY 1,
 1994, AS
 PREVIOUSLY
 REPORTED          $34,096,966   $(3,776,565)  $30,320,401

Adjustment for the
 cumulative effect
 on prior years of
 a change in the
 reporting entity            -   $  (323,212)  $  (323,212)

BALANCE, MAY 1,
 1994, AS RESTATED $34,096,966   $(4,099,777)  $29,997,189

Net income                   -     3,967,830     3,967,830
Dividends
 distributed                 -    (3,592,986)   (3,592,986)
Dividends
 reinvested          2,175,278             -     2,175,278
Sale of Shares       5,288,343             -     5,288,343

BALANCE, APRIL 30,
 1995              $41,560,587   $(3,724,933)  $37,835,654

BALANCE, MAY 1,
 1995, AS
 PREVIOUSLY
 REPORTED          $41,560,587   $(3,466,443)  $38,094,144

Adjustment for the
 cumulative effect
 on prior years of
 a change in the
 reporting entity            -   $  (258,490)  $  (258,490)

BALANCE, MAY 1,
 1995, AS RESTATED $41,560,587   $(3,724,933)  $37,835,654

Net income                   -     4,611,970     4,611,970
Dividends
  distributed                -    (4,439,034)   (4,439,034)
Dividends
  reinvested         3,100,988             -     3,100,988
Sale of shares       9,820,470             -     9,820,470
Shares repurchased    (218,128)            -      (218,128)

BALANCE, APRIL 30,
  1996             $54,263,917   $(3,551,997)  $50,711,920




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    FINANCIAL STATEMENTS

               INVESTORS REAL ESTATE TRUST
                AND AFFILIATED PARTNERSHIPS
           CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994

                                      1995         1994
                          1996      (Restated)   (Restated)
CASH FLOWS FROM
  OPERATING ACTIVITIES
 Net income           $  4,611,970 $  3,967,830 $ 3,200,388
  Adjustments to
  reconcile net income
  to net cash provided
  by operating activities:
   Depreciation and
     amortization        2,359,624 $  1,787,953 $ 1,351,673
   Provision for loan
     losses                      -           -      250,000
   Accretion of discount
     on contracts          (16,570)    (14,670)    (120,485)
   Gain on sale of
     properties           (994,163)   (407,512)     (64,962)
   Interest reinvested in
     investment certifi-
     cates                 161,813     205,491      237,415
   Changes in other
    assets and liabili-
    ties:
    Increase in other
     assets               (273,636)   (119,685)     (39,067)
    Increase in tax and
     insurance escrow     (834,007)     (3,603)     (49,720)
    Increase (decrease)
     in accounts payable
     & accrued expenses  1,219,771   (108,444)     163,195
 Net cash provided
  from operating
  activities          $  6,234,802 $  5,307,360 $ 4,928,437

CASH FLOWS FROM INVESTING
  ACTIVITIES
 Proceeds from
  maturity of invest-
  ment securities     $    417,952 $    441,644 $   992,872
 Principal payments
  on mortgage loans
  receivable             2,642,346 $  4,059,328 $ 4,808,981

 Proceeds from sale
  of other assets          389,784            -           -
 Payments for acqui-
  sition and improve-
  ment of properties   (32,462,846)$(10,584,694)$(8,372,346)
 Purchase of invest-
  ment securities                -            -  (3,035,142)
 Investment in mortgage
  loans receivable      (1,784,981)    (653,952) (3,159,230)
 Net cash used for in-
  vesting activities  $(30,797,745)$ (6,737,674)$(8,764,865)

CASH FLOWS FROM FINANCING
  ACTIVITIES
 Proceeds from sale
  of shares           $  9,820,470 $  5,288,343 $ 4,580,600
 Repurchase of shares     (218,128)           -           -
 Proceeds from invest-
  ment certificates
  issued                 1,695,924      947,093     896,657
 Proceeds from mort-
  gages payable         29,025,001    2,092,266   3,453,849
 Loan on margin account          -            -   2,250,000
 Dividends paid         (1,338,046)  (1,417,708) (1,167,705)
 Redemption of invest-
  ment certificates       (917,732)    (695,803) (1,488,070)
 Principal payments on
  mortgage loans       (15,554,717)  (1,979,111) (1,355,233)
 Payments on margin
  account                        -            -  (2,250,000)
 Net cash provided
  from financing
  activities          $ 22,512,772 $  4,235,080 $ 4,920,098

NET INCREASE (DECREASE)
 IN CASH              $ (2,050,171)$  2,804,766 $ 1,083,670

CASH AT BEGINNNING OF
 YEAR                    4,765,445    1,960,679     877,009

CASH AT END OF YEAR   $  2,715,274 $  4,765,445 $ 1,960,679


                          1996         1995         1994
SUPPLEMENTARY SCHEDULE
 OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
 Dividends reinvested $ 3,100,988  $ 2,175,278  $ 1,853,356
 Real estate invest-
  ment and mortgage
  loans receivable
  acquired through
  assumption of mort-
  gage loans payable
  and accrual of costs  8,232,568   15,917,788    9,510,351
 Proceeds from sale
  of properties
  deposited directly
  with escrow agent       426,352      940,258            -
 Mortgages paid
  directly by owner
  of contract                   -      543,598       18,826
 Interest reinvested
  directly in invest-
  ment certificates       161,813      205,491      237,415


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
 Cash paid during the year for:
  Interest paid on
   mortgages          $ 4,642,186  $ 3,109,727  $ 2,215,752
  Interest paid on
   investment certifi-
   cates                  292,660      157,233      192,450
                      $ 4,934,846  $ 3,266,960  $ 2,408,202






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                    FINANCIAL STATEMENTS

                INVESTORS REAL ESTATE TRUST
                AND AFFILIATED PARTNERSHIPS
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               APRIL 30, 1996, 1995 AND 1994


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

         NATURE OF OPERATIONS - Investors Real Estate Trust qualifies under Section 856 of the Internal Revenue Code of 1954 as a real estate investment trust. The Trust has properties located throughout the Upper Midwest, with principal offices located in Minot, North Dakota.

         The company invests in commercial and residential real estate, real estate contracts and real estate related governmental backed securities (GNMA).

         PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of Investors Real Estate Trust and all limited partnerships in which Investors Real Estate Trust is a general partner and maintains a controlling interest. Due to the immaterial involvement of the limited partners, the trust's general partnership interest provides it with substantial influence over operations of the partnerships. These limited partnerships are as follows:

                 Eastgate Properties, Ltd.
                 Bison Properties,Ltd.
                 First Avenue Building, Ltd.
                 Sweetwater Properties, Ltd.
                 Hill Park Properties, Ltd.
                 Colton Heights, Ltd.

         All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

         ACCOUNTING POLICIES

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         MORTGAGE LOANS RECEIVABLE are shown at cost less unearned discount. Discounts on contracts are accreted using the straight-line method over the term of the contract which approximates the effective interest method. Deferred gain is recognized as income on the installment method when principal payments are received. Interest income is accrued and reflected in the related balance.

         ALLOWANCE FOR LOAN LOSSES - The Trust evaluates the need for an allowance for loan losses periodically. In performing its evaluation, management assesses the recoverability of individual real estate loans by a comparison of their carrying amount with their estimated net realizable value.

         MARKETABLE SECURITIES - The Trust's investments in securities are classified as securities to be held to maturity. These securities consist of Government National Mortgage Association securities for which the Trust has the positive intent and ability to hold to maturity. They are reported at cost, adjusted by amortization of premiums and accretion of discounts which are recognized in interest income using the straight line method over the period to maturity which approximates the effective interest method. Gains or losses on marketable securities are recognized on the basis of specific identification.

         INVESTMENT IN PARTNERSHIP - As described in Note 11, the Trust is accounting for its investment in Chateau Properties, Ltd. under the equity method of accounting, wherein the appropriate portion of the earnings or loss is recognized currently. The Trust has a general partnership interest in the limited partnership. Chateau Properties, Ltd. has invested in real estate properties.

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

         INCOME RECOGNITION - In accordance with Statement of Financial Accounting Standards No. 66,
         "Accounting for Sales of Real Estate", profit shall

         be recognized in full when real estate is sold, provided:
           a. The profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will be collectible can be estimated.
           b. The earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit.
         Based on the economic climate and the terms of many contracts, the collectibility of the sales price is not reasonably assured as required by Statement of Financial Accounting Standards No. 66. Consequently, the Trust uses the installment method of accounting for profits on several property sales as it more fairly reflects earned revenue.

         Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non-performing loans, income is recognized in conformity with FASB Statement No. 114, as discussed in Note 4. Rent from leases of real estate is recognized in income as it accrues on the straight-line basis. Advance rental deposits are recorded as deferred income.

NOTE 2 - OFF-BALANCE-SHEET RISK

         The Trust had deposits at Norwest Bank,
         North Dakota, N.A., and First American Bank which exceeded Federal Deposit Insurance
         Corporation limits by $1,286,202 and $779,367, respectively, at April 30, 1996.

NOTE 3 - PROPERTY OWNED UNDER LEASE

         Property consisting principally of real estate owned under lease is stated at cost less accumulated depreciation and is summarized as follows:

                                              April 30, 1995
                              April 30, 1996    (Restated)
         Residential           $ 96,029,855    $ 62,241,542
          Less accumulated
           depreciation          (9,620,990)     (8,065,367)
                               $ 86,408,865    $ 54,176,175

         Commercial            $ 35,417,879    $ 28,651,120
          Less accumulated
           depreciation          (3,930,581)     (3,667,288)
                               $ 31,487,298    $ 24,983,832

         Remaining cost        $117,896,163    $ 79,160,007

         There were no repossessions during the years ended
         April 30, 1996 and 1995.

         The above cost of residential real estate owned included construction in progress of $12,544,357 and $3,863,141 as of April 30, 1996 and 1995,
         respectively. The above cost of commercial real estate owned included construction in progress of $968,163 as of April 30, 1995.

         Construction period interest of $690,665 has been capitalized for the year ended April 30, 1996.
         Construction period interest of $94,313 was capitalized for the year ended April 30, 1995.

         Residential apartment units are rented to individual tenants with lease terms up to one year.
         Gross revenues from residential rentals totaled
         $12,286,492, $9,076,477 and $7,313,780 for the
         years ended April 30, 1996, 1995 and 1994, respectively.

         Commercial properties are leased to tenants under terms of leases expiring at various dates through 2015. Lease terms often include renewal options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rents based on a percentage of sales totaled $25,054, $16,586 and $22,943 for the years ended April 30, 1996, 1995 and 1994, respectively.

         The future minimum lease payments to be received under these operating leases for the commercial properties as of April 30, 1996, are as follows:


            Year ending April 30,
                  1997                 $ 3,155,683
                  1998                   2,817,310
                  1999                   2,621,910
                  2000                   2,564,304
                  2001                   2,540,964
                  Thereafter            18,461,882
                                       $32,162,053

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

         Future principal payments due under the mortgage loan contracts as of April 30, 1996 are as follows:


           Year ending April 30,
                  1997                     $ 2,722,999
                  1998                       1,002,768
                  1999                         195,884
                  2000                         104,529
                  2001                          71,943
                  Later years                  834,015
                                           $ 4,932,138

         Details concerning mortgage loans receivable from related parties can be found in Note 9.

         Non-performing mortgage loans receivable were
         $377,464 at April 30, 1996. These loans are recognized as impaired in conformity with FASB
         Statement No. 114, ACCOUNTING BY CREDITORS FOR
         IMPAIRMENT OF A LOAN. The total allowance for credit losses related to those loans was approximately $151,800 at April 30, 1996. The average balance of impaired loans for the year ended April 30, 1996 was approximately $447,600.
         For impairment recognized in conformity with FASB Statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Additional interest income that would have been earned on these loans if they had not been non-performing amounted to approximately $31,600 in 1996. Interest income on non-performing loans recognized on a cash basis amounted to approximately $18,600 in 1996.

NOTE 5 - MARKETABLE SECURITIES

         Marketable securities consist of Governmental
         National Mortgage Association (GNMA) securities bearing interest from 6.5% to 9.5% with maturity dates ranging from May 15, 2016 to June 15, 2023.
         The details of the amortized cost and approximate market value of marketable securities at April 30, 1996 and 1995 are as follows:


                                    1996                  1995
                             Amortized     Fair    Amortized    Fair
                                Cost       Value      Cost      Value
         GNMA
         Due after 10 yrs    $4,411,857 $4,282,445 $4,829,809 $4,588,905


         The amortized cost and estimated market values with unrealized gains and losses of marketable securities at April 30, 1996 and 1995 are as follows:

            1996                      Gross         Gross
                      Amortized     Unrealized    Unrealized     Fair
           Issuer        Cost         Gains         Losses       Value
            GNMA      $4,411,857    $        -    $  129,412  $4,282,445

            1995                      Gross         Gross
                      Amortized     Unrealized    Unrealized     Fair
           Issuer        Cost         Gains         Losses       Value
            GNMA      $4,829,809    $        -    $  240,904  $4,588,905

         There were no realized gains or losses on sales of securities for the years ended April 30, 1996, 1995 and 1994.

NOTE 6 - MORTGAGES PAYABLE

         Mortgages payable as of April 30, 1996, included mortgages on properties owned totaling $71,327,918, and mortgages of $371,141 on property sold on contract. The carrying value of the related real estate owned was $106,653,490 and the carrying value of the related mortgage loans receivable was $905,752 as of April 30, 1996.

         Mortgages payable as of April 30, 1995, included mortgages on properties owned totaling $48,134,856, and mortgages of $1,861,351 on property sold on contract. The carrying value of the related real estate owned was $74,840,061 and the carrying value of the related mortgage loans receivable was $1,990,167 as of April 30, 1995.

         Monthly installments are due on the mortgages with interest rates ranging from 7.19% to 10.25% and with varying maturity dates thru November 30, 2034.

         The aggregate amount of required future principal payments on mortgages payable is as follows:

            Years ending April 30,
                   1997                     $ 2,165,211
                   1998                       2,155,476
                   1999                       2,223,016
                   2000                       2,193,352
                   2001                       2,302,104
                   Later years               60,659,900
                   Total payments           $71,699,059

NOTE 7 - INVESTMENT CERTIFICATES ISSUED

         The Trust has placed investment certificates with the public. The interest rates vary from 7% to 11% per annum, depending on the term of the security.
         Total securities maturing within fiscal years ending April 30 are shown below. Interest is paid annually, semiannually, or quarterly on the anniversary date of the security.

            Due in years ending April 30
                       1997                 $ 3,111,167
                       1998                     672,693
                       1999                     930,624
                       2000                   1,008,839
                       2001                      79,146
                                            $ 5,802,469

NOTE 8 - DEFERRED GAIN FROM PROPERTY DISPOSITIONS

         Deferred gain represents gain from property dispositions that have been reported on the installment method. With the installment method of reporting, the proportionate share of the gain is recognized at the point cash is received. Deferred gain recognized on the installment basis was

         $54,788, $15,499, and $69,380 for the years ended
         April 30, 1996, 1995 and 1994, respectively.

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

         Mr. Roger R. Odell and Mr. Thomas A. Wentz, Sr., officers and shareholders of the Trust, are partners in Odell-Wentz & Associates, the advisor to the Trust. Under the Advisory Contract between the Trust and Odell-Wentz & Associates, the Trust pays an advisor's fee based on the net assets of the Trust and a percentage fee for investigating and negotiating the acquisition of new investments. For the year ended April 30, 1996, Odell-Wentz & Associates received total fees under said agreement of $484,086. The fees for April 30, 1995 were $339,128, and for April 30, 1994 were $350,812.

         For the years ended April 30, 1996, 1995 and 1994, the Trust has capitalized $115,993, $49,323 and $95,772, respectively, of these fees, with the remainder of $368,093, $289,805 and $255,040, respectively, expensed as advisory and trustee fees on the statement of operations. The advisor is obligated to provide office space, staff, office equipment and computer services and other services necessary to conduct the business affairs of the Trust.

         Investors Management and Marketing (IMM) provides property management services to the Trust.
         Roger R. Odell is a shareholder in IMM. IMM received $281,717, $212,018 and $170,870 for services rendered for years ended April 30, 1996, 1995 and 1994, respectively. In addition, IMM owed the Trust $118,137 at April 30, 1995. This receivable was paid in November, 1995.

         Inland National Securities is a corporation that provides underwriting services in the sale of additional shares for the Trust. Roger R. Odell is also a shareholder in Inland National Securities.
         Fees for services totaled $269,656 for the year ended April 30, 1996, $272,615 for the year ended
         April 30, 1995, and $507,036 for the year ended
         April 30, 1994.

         The Trust paid fees and expense reimbursements to the law firm in which Thomas A. Wentz, Sr. is a partner totaling $23,488, $4,890 and $4,692 for the years ending April 30, 1996, 1995 and 1994, respectively.

         The Trust had a mortgage loan receivable from Jenner Properties 1978, a limited partnership in which Roger R. Odell and Thomas A. Wentz, Sr. are investors. This contract was paid off during the year ended April 30, 1995.

         The Trust had a mortgage loan receivable from Chateau Properties, Ltd., a limited partnership, in which the Trust is a general partner as described in Note 1 and Note 11. This contract was paid off during the year ended April 30, 1996. The contract balance at April 30, 1995 was $1,331,175.

         Investment certificates issued by the Trust to officers and trustees totaled $1,258,133 at April 30, 1996, and $1,179,324 at April 30, 1995.

NOTE 10 - MARKET PRICE RANGE OF SHARES

         Investors Real Estate Trust shares are traded on the Over-The-Counter-Market, with sales handled by Inland National Securities, Inc., 21 South Main,
         Minot, North Dakota and Financial Advantage
         Brokerage Services, Inc., 17 South Main, Minot
         North Dakota. The price range is as follows:

                                    Bid            Ask
                                Low    High    Low    High
              1994             $5.22  $5.49  $ 5.80 $ 6.10
              1995              5.49   5.89    6.10   6.40
              1996              5.89   6.30    6.40   6.85

NOTE 11 - CHANGE IN THE REPORTING ENTITY

         The consolidated financial statements have previously included the accounts of Investors Real Estate Trust and all limited partnerships in which the Trust was a general partner and maintained a controlling interest. Due to the control exerted by the Trust in their position as general partner and the limited liability of the other partners involved, all limited partnerships were included in the consolidated financial statements. For the current year ended April 30, 1996, the control exerted over Chateau Properties, Ltd. has been reduced to a level not requiring consolidation under current accounting guidelines. As of April 30, 1996, the Trust is accounting for its interest in Chateau Properties, Ltd. under the equity method of accounting. Prior period financial statements included in this report have been restated to properly reflect this change in the reporting entity.

         The effect of the change in the reporting entity on income previously reported is shown as follows:

                                   Increase     (Decrease)
                                     1995          1994
          Assets                 $  (274,250)  $  (338,300)
          Liabilities                (15,760)      (15,088)
          Shareholders' equity      (258,490)     (323,212)
          Income before
           extraordinary item
           and net income             (3,278)      (42,675)
          Earnings per share           -             -

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to establish the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Mortgage loans receivable - Fair values are based on the discounted value of future cash flows expected to be received for a loan using current rates at which similar loans would be made to borrowers with similar credit risk and the same remaining maturities.

          Cash - The carrying amount approximates fair value because of the short maturity of those instruments.

          Marketable securities - The fair values of these instruments are estimated based on quoted market prices for these instruments.

          Mortgages payable - For variable rate loans that reprice frequently, fair values are based on carrying values. The fair value of fixed-rate loans is estimated based on the discounted cash flows of the loans using current market rates.

          Investment certificates issued - The fair value is estimated using a discounted cash flow calculation that applies interest rates currently being offered on deposits with similar remaining maturities.

          Accrued interest payable - The carrying amount approximates fair value because of the short-term nature of when interest will be paid.

         The estimated fair values of the Company's financial instruments are as follows:

                                              1995
                                      Carrying      Fair
                                       Amount       Value
          FINANCIAL ASSETS
            Mortgage loans
             receivable              $ 4,932,138 $ 4,949,278
            Cash                       2,715,274   2,715,274
            Marketable securities      4,411,857   4,282,445


NOTE 12 - (CONTINUED)

          FINANCIAL LIABILITIES
            Mortgages payable        $71,699,059 $70,694,035
            Investment certificates
             issued                    5,802,469   5,692,317
            Accrued interest payable     656,080     656,080

                   ADDITIONAL INFORMATION

   INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION


Board of Trustees
Investors Real Estate Trust
  and Affiliated Partnerships
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Investors Real Estate Trust and Affiliated Partnerships for the years ended April 30, 1996, 1995 and 1994, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 18 through 31 related to the 1996, 1995 and 1994 consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for information on page 31 that is market "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended April 30, 1996, 1995 and 1994, taken as a whole.

We also have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Investors Real Estate Trust and Affiliated Partnerships as of April 30, 1993, and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended April 30, 1993, and 1992, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 26 relating to the 1993 and 1992 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.


BRADY, MARTZ & ASSOCIATES, P.C.

May 20, 1996

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                   APRIL 30, 1996 AND 1995


Schedule I
MARKETABLE SECURITIES


                    April 30, 1996         April 30, 1995

                Principal               Principal
                 Amount      Market      Amount      Market
GNMA Pools     $4,411,857 $4,282,445   $4,829,809 $4,588,905

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                   APRIL 30, 1996 AND 1995


Schedule IV
NONCURRENT INDEBTEDNESS OF RELATED PARTIES


Mortgage loans receivable

Year ended April 30,   Beginning                               Ending
   1996                 Balance    Additions   Deductions      Balance
 Chateau Properties,
   Ltd.               $1,331,175   $       -   $1,331,175    $        -
 Investors Management
   and Marketing         118,137           -      118,137             -
                      $1,449,312   $       -   $1,449,312    $        -


Year ended April 30,
   1995 (Restated)
 Chateau Properties,
   Ltd.               $1,358,413   $       -   $  (27,238)   $1,331,175
 Jenner Properties
   1978, Ltd.            543,598           -     (543,598)            -
 Investors Management
   and Marketing         119,793           -       (1,656)      118,137
                      $2,021,804   $           $  572,492    $1,449,312

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
       FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994


Schedule X
SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                     Charged to Costs and Expenses
                                   1996          1995         1994
Item
 Maintenance and repairs       $ 1,702,365   $ 1,338,236   $1,236,251
 Taxes, other than payroll and
   income taxes
    Property taxes               1,873,720     1,078,712      928,600
 Royalties                           *             *            *
 Advertising costs                   *             *            *

*Less than 1 percent of total revenues

                  INVESTORS REAL ESTATE TRUST
                  AND AFFILIATED PARTNERSHIPS
                         APRIL 30, 1996

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              Initial Cost to Trust
                                                          Buildings and
Description                Encumbrances        Land       Improvements
Apartments:
 Hutchinson                       6,577         24,772         332,250
 Century-Williston            2,700,000        200,000       3,166,750
 Beulah                               0          6,360         336,589
 Century-Dickinson            1,595,000        100,000       1,564,598
 Waseca, MN                           0         40,000         634,737
 Virginia                         2,378         37,600         163,036
 Parkway                              0          7,000          40,738
 4301-4313 9th Ave.             546,353         52,870         908,727
 Marshall                       135,872         35,000         275,000
 Scottsbluff                    196,024         60,000         570,000
 Oak Manor                      238,264         25,000         225,000
 177 10th Ave. E                234,661         40,000         318,109
 312 12th Ave. NW                45,670         20,000         236,750
 405 Grand Avenue                     0         13,584         157,211
 Sweetwater                     251,014         90,767       1,208,847
 Bison                          152,946        100,210       1,348,127
 Eastgate                             0         23,917       1,490,181
 Colton Heights                 381,682         80,000         734,286
 Hill Park                    1,470,000        224,750       2,562,296
 Candlelight Apts.              539,961         80,040         757,977
 Forest Park                  4,177,577        810,000       5,579,164
 Oakwood Estates              2,250,000        342,800       2,783,950
 Prairie Winds                1,388,480        144,097       1,816,011
 Crestview Apts.              2,880,049        235,000       4,290,031
 Pointe West                  2,395,789        240,000       3,537,775
 Oxbow Apts.                  3,565,000        404,072       4,494,441
 96 Units, Billings, MT               0        655,985       3,098,103
 49 units, Bismarck, ND       1,382,528        143,500       2,244,100
 South Pointe, Minot, ND              0        275,000       4,514,552
 Stonehill, St. Cloud, MN     8,186,235        939,000      10,167,355
 Pine Cone, Ft. Collins, CO  10,645,576        904,545      12,167,093
 South View, Minot, ND                0        185,000         468,585
 1112 32nd Ave. S               414,283         50,000         543,147
 South Winds                  3,721,568        400,000       5,033,683
 Columbia Park-G.F. Phase I           0        700,000       2,673,754
 South Pointe, Minot Phase II 2,775,212        275,000       4,015,062
 Circle 50-Billings, MT               0        491,247               0
 Columbia Park-G.F. Phase II          0        661,855               0
Office Buildings:
 114 S. Main                     18,389         27,055          76,076
 408 1st St. SE                       0         10,000          34,836
 401 South Main                       0         70,600         334,308
 Lester Building                      0         25,000         243,916

 First Avenue                         0         30,000         219,496
 Creekside                      946,452        311,310       1,088,149
Commercial:
 Arrowhead Shopping Center $    145,277    $   100,359    $  1,063,925
 Superpumper, Emerado, ND             0         25,000         225,564
 Superpumper, Langdon, ND             0         59,674         151,500
 Superpumper, Bottineau, ND           0         15,000         186,013
 Superpumper, Crookston, MN           0         13,125         214,152
 Superpumper,
   Grand Forks, ND                    0         80,000         405,007
 Superpumper, New Town, ND            0         69,900         180,100
 Pioneer Hi-Bred                350,023         56,925         548,075
 Lindberg Building              851,838        198,000       1,154,404
 Superpumper, Sidney, MT              0         12,000         108,600
 Hutchinson Tech              2,470,548        244,800       4,029,426
 Minot Plaza                          0         50,000         452,898
 Smith's, Boise, ID           3,629,797        765,000       4,874,576
 Midco Theatre, Grand Forks,
   ND                         1,703,010        183,515       2,359,721
 Pet Foods, Fargo, ND           834,130        324,148         927,570
 Barnes & Noble, Fargo, ND    4,828,123        540,000       2,752,012
 Stone Container, Fargo, ND   3,271,632        440,251       4,498,235
 Barnes & Noble, Omaha, NE            0        600,000       3,099,101

                           $ 71,327,918    $13,370,633    $113,685,675


                                          Cost Capitalized Subsequent
                                               To Acquisition
                                                            Carrying
Description                             Improvements          Costs
Apartments:
 Hutchinson                                   46,314                0
 Century-Williston                           198,755                0
 Beulah                                       78,734                0
 Century-Dickinson                            77,021                0
 Waseca, MN                                  131,957                0
 Virginia                                     16,447                0
 Parkway                                      34,648                0
 4301-4313 9th Ave.                           36,045                0
 Marshall                                     89,278                0
 Scottsbluff                                  80,039                0
 Oak Manor                                    35,917                0
 177 10th Ave. E                               2,768                0
 312 12th Ave. NW                                  0                0
 405 Grand Avenue                              1,089                0
 Sweetwater                                   54,616                0
 Bison                                        41,798                0
 Eastgate                                    179,091                0
 Colton Heights                                2,275                0
 Hill Park                                    35,430                0
 Candlelight Apts.                                 0                0
 Forest Park                                 207,100                0
 Oakwood Estates                             196,555                0
 Prairie Winds                                     0                0
 Crestview Apts.                              47,848                0
 Pointe West                                  34,828                0
 Oxbow Apts.                                  44,137                0
 96 units, Billings, MT                            0                0
 49 units, Bismarck, ND                            0                0
 South Pointe, Minot, ND                           0                0
 Stonehill, St. Cloud, MN                          0                0
 Pine Cone, Ft. Collins, CO                        0                0
 South View, Minot, ND                           363                0
 1112 32nd Ave. S                                  0                0
 South Winds                                       0                0
 Columbia Park-G.F. Phase I                        0                0
 South Pointe, Minot Phase II                      0                0
 Circle 50-Billings, MT                            0                0
 Columbia Park-G.F. Phase II                       0                0
Office Buildings:
 114 S. Main                                     774                0
 408 1st St. SE                                2,037                0
 401 South Main                               69,778                0
 Lester Building                                   0                0
 First Avenue                                530,321                0
 Creekside                                   171,676                0

Commercial:
 Arrowhead Shopping Center                 1,233,130                0
 Superpumper, Emerado, ND                     46,500                0
 Superpumper, Langdon, ND               $     28,038      $         0
 Superpumper, Bottineau, ND                  100,000                0
 Superpumper, Crookston, MN                  201,500                0
 Superpumper, Grand Forks, ND                      0                0
 Superpumper, New Town, ND                         0                0
 Pioneer Hi-Bred                              48,876                0
 Lindberg Building                           103,385                0
 Superpumper, Sidney, MT                           0                0
 Hutchinson Tech                             154,800                0
 Minot Plaza                                       0                0
 Smith's, Boise, ID                                0                0
 Midco Theatre, Grand Forks, ND                2,500                0
 Pet Foods, Fargo, ND                         25,058                0
 Barnes & Noble, Fargo, ND                         0                0
 Stone Container, Fargo, ND                        0                0
 Barnes & Noble, Omaha, NE                         0                0

                                        $  4,391,426      $         0

                                     Gross Amount at Which
                                   Carried at Close of Period

                                          Buildings and
Description                  Land         Improvements        Total
Apartments:
 Hutchinson                    25,551          377,785          403,336
 Century-Williston            274,970        3,290,535        3,565,505
 Beulah                        78,327          343,356          421,683
 Century-Dickinson            126,738        1,614,881        1,741,619
 Waseca, MN                    40,000          766,694          806,694
 Virginia                      37,600          179,483          217,083
 Parkway                       11,446           70,940           82,386
 4301-4313 9th Ave.            66,912          930,730          997,642
 Marshall                      35,360          363,918          399,278
 Scottsbluff                   60,000          650,039          710,039
 Oak Manor                     29,012          256,905          285,917
 177 10th Ave. E               40,218          320,659          360,877
 312 12th Ave. NW              20,000          236,750          256,750
 405 Grand Avenue              14,674          157,210          171,884
 Sweetwater                    94,270        1,259,960        1,354,230
 Bison                        100,210        1,389,925        1,490,135
 Eastgate                      28,638        1,664,551        1,693,189
 Colton Heights                80,000          736,561          816,561
 Hill Park                    245,653        2,576,823        2,822,476
 Candlelight Apts.             80,040          757,977          838,017
 Forest Park                  811,954        5,784,310        6,596,264
 Oakwood Estates              342,800        2,980,505        3,323,305
 Prairie Winds                144,097        1,816,011        1,960,108
 Crestview Apts.              235,000        4,337,879        4,572,879
 Pointe West                  240,000        3,572,603        3,812,603
 Oxbow Apts.                  404,072        4,538,578        4,942,650
 96 units, Billings, MT       655,985        3,098,103        3,754,088
 49 units, Bismarck, ND       143,500        2,244,100        2,387,600
 South Pointe, Minot, ND      275,000        4,514,552        4,789,552
 Stonehill, St. Cloud, MN     939,000       10,167,355       11,106,355
 Pine Cone, Ft. Collins, CO   904,545       12,167,093       13,071,638
 South View, Minot, ND        185,000          468,948          653,948
 1112 32nd Ave. SW             50,000          543,147          593,147
 South Winds                  400,000        5,033,683        5,433,683
 Columbia Park-G.F. Phase I   700,000        2,673,754        3,373,754
 South Pointe, Minot Phase II 275,000        4,015,062        4,290,062
 Circle 50-Billings, MT       491,247                0          491,247
 Columbia Park-G.F. Phase II  661,855                0          661,855
Office Buildings:
 114 S. Main                   27,829           76,076          103,905
 408 1st St. SE                10,016           36,857           46,873
 401 South Main                70,722          403,964          474,686
 Lester Building               25,000          243,916          268,916
 First Avenue                  67,711          712,106          779,817
 Creekside                    311,310        1,259,825        1,571,135

Commercial:
 Arrowhead Shopping Ctr.  $   100,412      $ 2,297,002      $ 2,397,414
 Superpumper, Emerado, ND      25,000          272,064          297,064
 Superpumper, Langdon, ND      59,674          179,538          239,212
 Superpumper, Bottineau, ND    15,000          286,013          301,013
 Superpumper, Crookston, MN    13,125          415,652          428,777
 Superpumper, Grand Forks,
   ND                          80,000          405,007          485,007
 Superpumper, New Town, ND     69,900          180,100          250,000
 Pioneer Hi-Bred               56,925          596,951          653,876
 Lindberg Building            198,000        1,257,789        1,455,789
 Superpumper, Sidney, MT       12,000          108,600          120,600
 Hutchinson Tech              244,800        4,184,226        4,429,026
 Minot Plaza                   50,000          452,898          502,898
 Smith's, Boise, ID           765,000        4,874,576        5,639,576
 Midco Theatre,
   Grand Forks, ND            183,515        2,362,221        2,545,736
 Pet Foods, Fargo, ND         324,148          952,628        1,276,776
 Barnes & Noble, Fargo, ND    540,000        2,752,012        3,292,012
 Stone Container, Fargo, ND   440,251        4,498,235        4,938,486
 Barnes & Noble, Omaha, NE    600,000        3,099,101        3,699,101

                          $13,639,012     $117,808,722     $131,447,734

                                                           Life on Which
                                                           Latest Income
                          Accumulated          Date         Statement
Description               Depreciation       Acquired      is Computed
Apartments:
 Hutchinson                   188,006          1977        33 1/2-40 years
 Century-Williston            964,800          1985         35-40 years
 Beulah                       269,854          1983         15-40 years
 Century-Dickinson            450,420          1986         35-40 years
 Waseca, MN                   241,601          1987        27 1/2-40 years
 Virginia                      51,821          1987        27 1/2-40 years
 Parkway                        8,762          1988          5-40 years
 4301-4313 9th Ave.           180,492          1988            40 years
 Marshall                      58,166          1988            40 years
 Scottsbluff                  118,134          1988            40 years
 Oak Manor                     41,121          1989            40 years
 177 10th Ave. E               52,012          1989            40 years
 312 12th Ave. NW              38,472          1989            40 years
 405 Grand Avenue              21,579          1991            40 years
 Sweetwater                   897,854          1972         20-33 years
 Bison                      1,029,078          1972         25-33 years
 Eastgate                   1,214,428          1970            33 years
 Colton Heights               300,453          1984            33 years
 Hill Park                    982,436          1985            33 years
 Candlelight Apts.             66,323          1993            40 years
 Forest Park                  497,045          1993            40 years
 Oakwood Estates              254,287          1993            40 years
 Prairie Winds                158,901          1993            40 years
 Crestview Apts.              268,725          1994            40 years
 Pointe West                  221,546          1994            40 years
 Oxbow Apts.                  169,094          1994            40 years
 96 units, Billings, MT             0
 49 units, Bismarck, ND        26,505          1995            40 years
 South Pointe, Minot, ND       52,943          1995            40 years
 Stonehill, St. Cloud, MN     127,092          1995            40 years
 Pine Cone, Ft. Collins, CO   304,177          1994            40 years
 South View, Minot, ND         19,889          1994            40 years
 1112 32nd Ave. SW              6,789          1996            40 years
 South Winds                   62,921          1996            40 years
 Columbia Park-G.F. Phase I         0          1996            40 years
 South Pointe, Minot Phase II       0          1996            40 years
 Circle 50 - Billings, MT           0          1996            40 years
 Columbia Park-G.F. Phase II        0          1996            40 years
Office Buildings:
 114 S. Main                   68,347          1978            20 years
 408 1st St. SE                18,256          1986         19-40 years
 401 South Main               101,657          1987        31 1/2-40 years
 Lester Building               45,912          1988            40 years
 First Avenue                 275,265          1981            33 years
 Creekside                    130,347          1992            40 years

Commercial:
 Arrowhead Shopping Ctr.  $ 1,993,595          1973         15-40 years
 Superpumper, Emerado, ND     121,328          1986         19-40 years
 Superpumper, Langdon, ND      45,527          1987        31 1/2-40 years
 Superpumper, Bottineau,
  ND                           43,271          1989            40 years
 Superpumper, Crookston,
  MN                           59,074          1988            40 years
 Superpumper, Grand Forks,
  ND                           55,688          1991            40 years
 Superpumper, New Town, ND     20,261          1992            40 years
 Pioneer Hi-Bred               62,336          1992            40 years
 Lindberg Building            132,113          1992            40 years
 Superpumper, Sidney, MT        9,502          1993            40 years
 Hutchinson Tech              358,406          1993            40 years
 Minot Plaza                   39,629          1993            40 years
 Smith's, Boise, ID           304,661          1994            40 years
 Midco Theatre, Grand Forks,
  ND                           88,521          1994            40 years
 Pet Foods, Fargo, ND          35,097          1994            40 years
 Barnes & Noble, Fargo, ND    103,200          1994            40 years
 Stone Container, Fargo, ND    55,113          1995            40 years
 Barnes & Noble, Omaha, NE     38,739          1995            40 years

                          $13,551,571

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS


Schedule XI (Continued)

Reconciliations of total real estate carrying value for the three years ended April 30, 1996, 1995 and 1994 are as follows:

                                    1996         1995           1994
Balance at beginning of year   $ 90,892,662  $ 63,861,793  $ 46,319,398
Additions during year
  - acquisitions                 40,660,975    27,371,289    17,094,188
  - improvements                    635,791       344,255       448,207
                               $132,189,428  $ 91,577,337  $ 63,861,793
Deductions during year
  - cost of real estate sold       (741,694)     (684,675)            -
Balance at close of year       $131,447,734  $ 90,892,662  $ 63,861,793


Reconciliations of accumulated depreciation for the three years ended April 30, 1996, 1995 and 1994 are as follows:

                                                 1995          1994
                                   1996       (Restated)    (Restated)
Balance at beginning of year   $11,732,655   $10,097,374   $ 8,773,900
Additions during year
  - provisions for
      depreciation               2,261,724     1,767,294     1,323,474

Deductions during year
  - accumulated depreciation
      on real estate sold         (442,808)     (132,013)            -
Balance at close of year       $13,551,571   $11,732,655   $10,097,374

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                       APRIL 30, 1996


Schedule XII
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE


                            Interest  Final Maturity   Payment   Prior
                              Rate         Date         Terms    Liens
Residential
 Billings, MT - 144 units      9%         9-01-98      Monthly     -
 Higley Heights, Phoenix,
   AZ                          8%         3-31-04      Monthly     -
 North Park - Writer Corp.    14%         1-04-98      Monthly     -
 Centrebrooke Homes           12%         1-14-94      Monthly     -
 Marcella Knutt               11%         6-01-08      Monthly     -
 Sweetwater Springs                                    Balloon
   Retirement Center           9%         7-15-96      Payment     -
 Melanie Betsinger             8%         6-01-25      Monthly     -
 Rolland Hausman               9%         2-01-16      Monthly     -
 Other-over $100,000        9-10 1/4%    5-01-96 to
                                          8-01-07      Monthly     -
      -from $50,000-99,999   8-12%       7-01-96 to
                                          1-01-00      Monthly     -
      -from $20,000-49,999   8-12%       9-01-97 to
                                         12-1-03       Monthly     -
      -less than $20,000     7-12%       9-04-97 to
                                          3-01-02      Monthly

Total

Less  - Unearned discounts
      - Deferred gain from property dispositions
      - Allowance for bad debts






                                        Principal Amount
    Face             Carrying          of Loans Subject to
 Amounts of         Amounts of         Delinquent Principal
 Mortgages          Mortgages              or Interest
$ 1,500,000        $   320,938           $      -
    809,786            681,032                  -
  1,550,000            618,810                  -
  1,900,000            205,512               141,345
    300,000            236,880                  -

  2,810,000          1,254,810                  -
    217,761            216,154                  -
    315,659            314,710                  -

    678,814            448,029                  -

  1,340,381            360,998                 3,473

    768,088            252,315                  -

    293,304             21,950                  -

$12,483,793        $ 4,932,138           $   144,818

                       (18,222)
                      (165,074)
                      (267,096)
                   $ 4,481,746

Schedule XII (Continued)


                                                1995          1994
                                   1996      (Restated)    (Restated)

MORTGAGE LOANS RECEIVABLE,
  BEGINNING OF YEAR            $ 5,815,772   $11,212,354   $12,869,463

New participations in and
  advances on mortgage loans     1,790,070       653,952     3,170,698
                               $ 7,605,842   $11,866,306   $16,040,161
Collections                     (2,647,434)   (5,850,534)   (4,827,807)
Write-off through allowance        (26,270)     (200,000)         -

MORTGAGE LOANS RECEIVABLE,
  END OF YEAR                  $ 4,932,138   $ 5,815,772   $11,212,354

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                   SELECTED FINANCIAL DATA

                                                   Year Ended April 30
                                           1995         1994         1993         1992
                             1996       (Restated)   (Restated)   (Restated)   (Restated)_
Consolidated Income
  Statement Data
 Revenue                 $ 18,659,665  $13,801,123  $11,583,008  $ 8,048,916  $ 6,955,404
 Operating income           3,617,807    3,560,318    3,135,426    2,222,313    1,612,231
 Gain on repossession/sale
  of investments              994,163      407,512       64,962      145,165       34,408
 Net income                 4,611,970    3,967,830    3,200,388    2,367,478    1,646,639


Consolidated Balance Sheet
  Data
 Total real estate
  investments            $122,377,909  $84,005,635  $63,972,042  $49,492,380  $33,707,171
 Total assets             131,355,638   94,616,744   72,391,548   54,248,011   38,555,050
 Shareholders' equity      50,711,920   37,835,654   29,997,189   23,347,449   18,420,243

Consolidated Per Share Data
 Operating income        $        .30  $       .34  $       .35  $       .28  $       .23
 Gain on repossession/
  sale of investments             .08          .04          .01          .01          .00
 Dividends                        .37          .34          .33          .31          .30
Tax status of dividend
 Capital gain                    1.6%        11.0%         7.4%         4.1%         1.0%
 Ordinary income                98.4%        89.0%        92.6%        74.0%        67.8%
 Return of capital               0.0%         0.0%         0.0%        21.9%        31.2%

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                APRIL 30, 1996, 1995 AND 1994



GAIN FROM PROPERTY DISPOSITIONS

                             Total
                           Original    Unrealized     Realized     Realized     Realized
Property                     Gain       4/30/96        4/30/96      4/30/95      4/30/94
Brooklyn Addition*        $  25,000    $   4,000      $  1,000     $  1,000     $  1,000
1411 South 20th*             34,696          -           1,177        3,292        3,039
1302 South 19 1/2*           87,669       22,444         6,215        5,739        5,299
600 Maple*                   60,025          -          41,253          859          766
406 17th Street - Mandan*   233,522      138,629         5,143        4,609        4,131
1320 19 1/2 South*           74,424          -             -            -         50,727
419 and 404 - Minot          82,053          -             -         82,053          -
Yankton, SD                 305,542          -             -        305,542          -
108 4th Avenue SE - Minot   173,211          -         173,244          -            -
Mobridge, SD                293,035          -         293,035          -            -
Lantern Court                50,971          -          50,971          -            -
Chateau                     684,914          -         422,125        4,418          -__

                                       $     -        $994,163     $407,512     $ 64,962

*  The gain from the sale of these properties is being realized based on the installment method. The amount of deferred gain realized was $476,913, $19,917 and $64,962 for the years ended April 30, 1996, 1995 and 1994, respectively.

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                       APRIL 30, 1995
MORTGAGE LOANS

                                      Final     Periodic
                        Interest    Maturity    Payment     Face Amount
                          Rate        Date       Terms      of Mortgage
Arrowhead Shopping
 Center, Minot, ND       10.00%     10-01-97    Monthly     $ 1,152,278
Century Apartments,
 Williston,
 196 unit complex         7.50       3-01-96    Monthly       2,700,000
Century Apartments,
 Dickinson,
 120 unit complex         7.50       3-01-96    Monthly       1,595,000
Colton Heights Assoc.,
 Billings, MT             9.00       3-01-97    Monthly       1,291,000
Sweetwater Properties,
 Grafton, Devils Lake,               2003 to
 114 units                9.75        2004      Monthly         914,138
Bison Properties,
 Jamestown, Carrington,
 Cooperstown,                        1999 to
 125 units               10.00        2000      Monthly       1,001,650
Hill Park Properties,
 Ltd., Bismarck, ND,
 96 units                 7.50       3-01-06    Monthly       1,470,000
Colton Heights, Ltd.
 Minot, ND, 18 units      9.50       1-01-00    Monthly         730,000
Residential Properties,
 Single family -          7.50 to    6-01-96 to
 36 unit complexes       10.50       3-01-03    Monthly       4,017,631
Commercial Properties,
 Retail stores            9.00       5-01-98    Monthly          97,500
Pioneer Hi-Bred,
 Moorhead, MN             8.625      11-01-01   Monthly         425,000
Creekside Office Complex
 Billings, MT             8.35       12-01-16   Monthly       1,023,750
Hutchinson Tech
 Sioux Falls, SD          8.50        8-01-99   Monthly       2,800,000
Candlelight Apts.         8.25       12-01-04   Monthly         578,000
Oakwood Apts.             7.50        3-01-06   Monthly       2,250,000
Prairie Winds             7.19        5-01-18   Monthly       1,470,000
Forest Park               9.75        5-01-03   Monthly       4,500,000
Pointe West Apts.         8.34        1-01-14   Monthly       2,625,000
Crestview Apts.           8.30        1-01-14   Monthly       3,150,000
Midco Theatre             8.65        7-01-14   Monthly       1,750,000
Oxbow, Sioux Falls, SD    7.50        3-01-96   Monthly       3,565,000
Smith's Home Furnishings  9.75        3-29-03   Monthly       3,750,000
Lindberg Building         8.50        4-01-00   Monthly         950,000
Barnes & Noble, Fargo, ND 7.98       11-20-10   Monthly       4,900,000
Pine Cone                 7.125      12-20-34   Monthly      10,685,215

1112 32nd Ave. SW -
  18 plex                 9.00        9-01-10   Monthly         425,000
West Stonehill,
  St. Cloud, MN           9.21      2-01-98 to
                                     1-01-00    Monthly       8,232,569
North Pointe Apts.,
  Bismarck, ND            8.18        8-01-15   Monthly       1,400,000
Southpointe Apts., I,
  Minot, ND               8.01        9-01-15   Monthly       2,800,000
Southwind Apts.,
  Grand Forks, ND         7.84       11-01-10   Monthly       3,780,000
Stone Container, Fargo,
  ND                      8.25       12-01-10   Monthly       3,300,000
Pet Food Warehouse,
  Fargo, ND               8.31       12-01-10   Monthly         840,000
                                                            $80,168,731

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                       APRIL 30, 1995
MORTGAGE LOANS

                         Carrying       Delinquent
                         Amount of      Principal
                         Mortgages      or Interest
Arrowhead Shopping
 Center, Minot, ND      $   145,277     $      -
Century Apartments,
 Williston,
 196 unit complex         2,700,000            -
Century Apartments,
 Dickinson,
 120 unit complex         1,595,000            -
Colton Heights Assoc.,
 Billings, MT               142,541            -
Sweetwater Properties,
 Grafton, Devils Lake,
 114 units                  251,014            -
Bison Properties,
 Jamestown, Carrington,
 Cooperstown,
 125 units                  152,946
Hill Park Properties,
 Ltd., Bismarck, ND,
 96 units                 1,470,000            -
Colton Heights, Ltd.,
 Minot, ND, 18 units        381,682            -
Residential Properties,
 Single family -
 36 unit complexes        1,634,398            -
Commercial Properties,
 Retail stores               18,389            -
Pioneer Hi-Bred,
 Moorhead, MN               350,023            -
Creekside Office Complex,
 Billings, MT               946,482            -
Hutchinson Tech,
 Sioux Falls, SD          2,470,548            -
Candlelight Apts.           539,961            -
Oakwood Apts.             2,250,000            -
Prairie Winds             1,388,452            -
Forest Park               4,177,577            -
Pointe West Apts.         2,395,789            -
Crestview Apts.           2,880,049            -
Midco Theatre             1,703,009            -
Oxbow, Sioux Falls, SD    3,565,000            -
Smith's Home Furnishings  3,629,797            -
Lindberg Building           851,838            -
Barnes & Noble, Fargo, ND 4,828,123            -
Pine Cone                10,645,576            -

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                       APRIL 30, 1995
MORTGAGE LOANS (Continued)

                         Carrying       Delinquent
                         Amount of      Principal
                         Mortgages      or Interest
1112 32nd Ave. SW -
  18 plex                   414,283            -
West Stonehill,
  St. Cloud, MN           8,186,235            -
North Pointe Apts.,
  Bismarck, ND            1,382,528            -
Southpointe Apts., I,
  Minot, ND               2,775,212            -
Southwind Apts.,
  Grand Forks, ND         3,721,568            -
Stone Container, Fargo
  ND                      3,271,632            -
Pet Food Warehouse,
  Fargo, ND                 834,130            -

                        $71,699,059     $      -

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
                       APRIL 30, 1996




SIGNIFICANT PROPERTY ACQUISITIONS


Acquisition for cash and assumptions of
 mortgages
  Commercial:
    Barnes & Noble, Omaha, NE **               $  3,627,206
    Stone Container, Fargo, ND **                 4,042,217
                                               $  7,669,423

  Apartments:
    96 Units, Billings, MT *                   $  3,727,440
    North Pointe, Bismarck, ND **                   927,450
    South Pointe I, Minot, ND **                  2,727,085
    West Stonehill, St. Cloud, MN **             10,765,830
    1112 32nd Avenue SW, Minot, ND                  593,147
    Columbia Park Phase I, Grand Forks, ND *      3,373,754
    Southwinds, Grand Forks, ND                   5,433,683
    South Pointe II, Minot, ND *                  4,290,061
    Circle 50, Billings, MT *                       491,247
    Columbia Park II, Grand Forks, ND *             661,855
                                               $ 32,991,552

Total                                          $ 40,660,975


*   Property not placed in service at April 30, 1996.
    Additional costs are still to be incurred.

** Represents costs to complete a project started in year ending April 30, 1995.

                 INVESTORS REAL ESTATE TRUST
                 AND AFFILIATED PARTNERSHIPS
  QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                               QUARTER ENDED
                               7-31-95      10-31-95     1-31-96      4-30-96
Revenues                     $ 3,782,061  $ 4,715,186  $ 5,104,409  $ 5,058,009
Income before gains on
 sale of investments           1,009,468    1,058,136    1,082,506      467,697
Net gain on sale of
 investments                       -            -          522,001      472,162
Net income                     1,009,468    1,058,136    1,604,507      939,859

Per share
 Income before gains on
  sale of investments               .09          .09          .09          .04
 Net gain on sale of
  investments                        -            -           .04          .04


                                               QUARTER ENDED
                               7-31-94      10-31-94     1-31-95      4-30-95

Revenues                     $ 3,247,910  $ 3,529,364  $ 3,492,941  $ 3,530,908
Income before gains on
 sale of investments             794,755    1,066,229    1,014,011      685,323
Net gain on sale of
 investments                       -          305,543        -          101,969
Net income                       794,755    1,371,772    1,014,011      787,292

Per share
 Income before gains on
  sale of investments               .07          .10          .10          .07
 Net gain on sale of
  investments                        -           .03           -           .01


                                               QUARTER ENDED
                               7-31-93      10-31-93     1-31-94      4-30-94

Revenues                     $ 2,619,795  $ 2,831,487  $ 2,898,989  $ 3,232,737
Income before gains on
 sale of investments             841,939      852,618      872,875      567,994
Net gain on sale of
 investments                       -            -            -           64,962
Net income                       841,939      852,618      872,875      632,956

Per share
 Income before gains on
  sale of investments               .10          .10          .10          .05
 Net gain on sale of
  investments                        -            -            -           .01