Form 10-Q
period 1996-07-31
INVESTORS REAL ESTATE TRUST
filed 1996-09-13
CIK 798359

                          Form 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.
                            20549

           (Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For Quarter Ended July 31, 1996

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

               Yes  ( X )              No  (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a Business Trust. As of July 31, 1996, it had 13,666,570 Shares of Beneficial Interest outstanding.

PART I


Item 1.  Financial Statements.

The following financial statements have been prepared from the records of Investors Real Estate Trust and its six affiliated limited partnerships and have not been audited or reviewed by the Trust's independent certified public accountants. Accordingly, these statements are subject to adjustments upon audit, which audit will be conducted for the Fiscal Year ending April 30, 1997. Reference is made to the footnotes to the Statements prepared by the Trust's auditors for the Fiscal Year ended April 30, 1996, contained in the Annual Report for Fiscal 1996. In the opinion of the Trust, there have been no developments requiring footnote disclosure for the periods covered by the Financial Statements set forth below that are not adequately disclosed in the footnotes to the April 30, 1996, statements.

                       BALANCE SHEETS
          For the Periods Ended July 31, 1996 & 1995
                          (unaudited)

ASSETS:                          07-31-96         07-31-95
  Cash                         $ 2,337,764      $ 1,442,979
  Marketable Securities
     -GNMA's                     4,203,355        4,712,181
     -Other REIT's                 603,119                0
  Tax & Insurance Escrow         1,529,646          906,502
  Deferred Charges               1,041,141          225,787
  Prepaid Insurance                 99,962           76,787
  Deposits                          70,000           25,000
  General Partnerships              85,576                0
                               $ 9,970,563      $ 7,389,236

  Real Estate Investments
  Real Estate Owned           $137,118,745     $112,423,263
  Less Accumulated Deprec.     (14,043,454)     (13,580,483)
  Net Real Estate Owned        123,075,291       98,842,780
  Real Estate Mortgages (related)        0          117,692
  Real Estate Mortgages
    (unrelated)                  3,282,698        3,651,972
  Less Unearned Discounts          (18,222)         (34,792)
  Less Deferred Gain from
    Property Dispositions         (165,074)        (219,861)
  Less Reserve for Bad Debts      (197,096)        (267,096)
  Net Mortgages & Contracts      2,902,306        3,247,915
Total Real Estate Investments $125,977,597     $102,090,695
TOTAL ASSETS                  $135,948,160     $109,479,931

LIABILITIES:
  Accounts Payable & Other
    Liabilities                $ 1,900,295      $ 4,890,340
  Mortgages Payable             74,106,387       58,305,787
  Investment Certificates
    Payable                      6,718,161        5,166,884
  Due on Margin Account                  0                0
TOTAL LIABILITIES              $82,724,843      $68,363,011

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
    Outstanding Shares of        07-31-96        07-31-95

    13,666,570 as of 07/31/96
    11,697,025 as of 07/31/95 $ 56,853,298     $ 44,633,712

  Undistributed Net Income      (3,629,981)      (3,516,792)

  Total Shareholders' Equity  $ 53,223,317     $ 41,116,920

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY        $135,948,160     $109,479,931

                  STATEMENT OF OPERATIONS
  For the Three-Month Periods Ended July 31, 1996 & 1995
                         (unaudited)

                                        3 Months Ended
                                           July 31
OPERATING INCOME:                      1996        1995
 Real Estate Rentals                $4,750,394  $3,542,483
 Interest Income                       214,648     215,178
 Mortgage Discount & Fees                1,433      24,400
                                    $4,966,475  $3,782,061

OPERATING EXPENSE:
 Interest                           $1,421,183  $1,116,188
 Utilities & Maintenance               774,431     495,287
 Property Management                   377,718     163,863
 Taxes & Insurance                     552,750     371,562
 Advisory & Trustees Fees              129,217      98,183
 Operating Expenses                     42,709      31,510
                                    $3,298,008  $2,276,593

OPERATING INCOME
 (before reserves):                 $1,668,467  $1,505,468
DEPRECIATION/AMORTIZATION             (690,360)   (496,000)

OPERATING INCOME (after reserves):  $  978,107  $1,009,468
GAIN ON SALE OF INVESTMENTS            254,929           0
NET TAXABLE INCOME                  $1,233,036  $1,009,468

NET INCOME PER SHARE:
 Operating Income
   (after depreciation)                    .07         .09
 Gain on Sale of Investments               .02           0
   Total Taxable Income/Share              .09         .09

DIVIDENDS PAID PER SHARE                 .0975       .0925

Average Number of Shares
  Outstanding                       13,559,802  11,500,787

           CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE-MONTH PERIODS ENDED JULY 31, 1996, AND 1995
                        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES   1996        1995
  Net Income                       $ 1,229,916  $ 1,009,469
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization      690,361      496,000
  Interest reinvested in investment
    certificates                        18,885       14,375
Changes in other assets and liabilities:
  (Increase) decrease in other assets (253,948)    (564,305)
  Increase in accounts payable and
    accrued expenses                   637,650      431,283
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                       $ 2,322,864  $ 1,386,822

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of REIT stock          $   (600,000)$          0
  Proceeds from sale of securities     208,502      120,415
  Principal payments on mortgage
    loans receivable                   706,091    1,305,458
  Payments for acquisition of
    properties                      (6,154,468) (20,443,742)
  Investment in mortgage loans
    receivable                        (324,780)     (68,395)
NET CASH PROVIDED FROM (USED FOR)
  INVESTING ACTIVITIES            $ (6,164,655)$(19,086,264)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loan refinance    $ 3,900,000  $  8,657,569
  Proceeds from sale of shares      1,701,643     2,618,862
  Dividends paid                     (473,903)     (408,420)
  Proceeds from investment
    certificates issued               769,668       212,863
  Loan on margin account                    0     3,773,437
  Redemption of investment
    certificates                     (132,961)     (142,293)
  Principal payments on mortgage
    loans and notes payable        (1,545,869)     (342,339)
  Payments on margin account                0             0
NET CASH USED FOR FINANCING
  ACTIVITIES                      $ 4,218,578  $ 14,369,679

NET INCREASE (DECREASE) IN CASH   $  (376,787)  $(3,329,763)

CASH AT APRIL 30                  $ 2,714,552   $ 4,772,742

CASH AT JULY 31                   $ 2,337,764   $ 1,442,979

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES     1996        1995
  Dividends reinvested               $   839,350 $   655,347
  Real estate investment and mortgage
    loans receivable acquired through
    borrowings on margin account and
    new originations                           0   8,657,569
  Mortgages paid directly by owner of
    contract                                   0           0
  Interest reinvested directly in
    investment certificates               18,885      14,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
    Interest paid on mortgages       $ 1,478,051 $ 1,043,164
    Interest paid on margin account
      and other                                0           0
    Interest paid on investment
      certificates                        32,815      30,477
                                     $ 2,369,101 $10,400,932


  (The balance of this page was left blank intentionally.)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations. IRET had net taxable earnings for its first quarter of Fiscal 1997 of $1,229,916, compared to $1,009,468 for the same period of the prior fiscal year, an increase of 22%. This year's first quarter earnings include
$254,929 of capital gain income. No capital gain income was recognized in the first quarter of the prior year.

Funds from operations (taxable income increased by non-cash deductions of depreciation and amortization, less extraordinary income items) increased to $1,670,748 from the year earlier figure of $1,505,468, an increase of 11%.

Operating results were negatively impacted by the continued vacancy of the large retail building in Boise, Idaho, formerly occupied by Smith Home Furnishings. Lost rent on this property is approximately $50,000 per month and we continue to seek a new tenant for this property.

Otherwise, our portfolio continues to perform satisfactorily. Rental income for the first quarter rose to $4,750,394 from $3,542,483 received in the prior year, and we project rapidly increasing rental income as IRET expands its investment portfolio. We are particularly pleased with the performance of our newly acquired investments.

Financial Condition. IRET's liquidity and capital resources remain strong and reflect the rapid growth experienced over the past year. This growth continues as the Trust has purchased a substantial amount of real estate investments which will come on line during the balance of this fiscal year. Comparative balance sheet figures are:

                                   07/31/96       07/31/95

Cash and Marketable Securities   $  7,144,238   $ 6,155,160
Net Real Estate Owned             123,075,291    98,842,780
Net Real Estate Mortgages           2,902,306     3,247,915
Total Assets                      135,948,160   109,479,931
Total Liabilities                  82,724,842    68,363,011
Shareholder Equity                 53,223,317    41,116,920

Consolidated Financial Reports. The Financial Statements shown in this report consolidate IRET's financial report with those of the six limited partnerships of which IRET is the General Partner and creditor.

Sale of Properties. During the first quarter, IRET sold the 24 unit apartment building in Hutchinson, Minnesota, for $500,000, recognizing a capital gain of $254,929.

The following apartment complexes were added to our portfolio during the first quarter and are producing income:

                                                Cost

     -  60 unit Rosewood Apartment
        complex in Sioux Falls, SD          $ 1,900,000

     -  98 unit South Pointe - Phase II
        apartment complex, Minot, ND        $ 5,180,008

The following properties are under construction:

     -  98 unit apartment complex in
        Billings, MT                        $ 5,500,000

     -  49 unit Circle 50 apartment
        complex in Billings, MT             $ 2,600,000

     -  67 unit Legacy Apartment complex
        in Grand Forks, ND                  $ 5,400,000

     -  Sweetwater Springs Retirement
        Home, Douglasville, GA              $ 4,350,000

IRET has entered into purchase agreements to acquire the following properties:

     -  360 unit Park Meadows apartment
        complex, St. Cloud, MN              $10,120,000

     -  192 unit Neighborhood apartment
        complex, Colorado Springs, CO       $10,750,000

     -  210 unit Miramont apartment
        complex, Fort Collins, CO           $14,200,000

     -  108 unit Woodridge apartment
        complex, Rochester, MN              $ 6,300,000

     -  16,000 sq. ft. Computer City
        retail commercial building,
        Grand Rapids, MI                    $ 2,100,000

Dividends. IRET paid a regular dividend of 9.25 cents, plus a special dividend of .5 cents, for a total dividend of 9.75 cents per share on July 1, 1996, to shareholders of record at the close of business on June 21, 1996. This was an increase from the 9.125 cents per share dividend paid on April 1, 1996, and was the 101st consecutive quarterly dividend paid by IRET.

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


                           INVESTORS REAL ESTATE TRUST
                           (Registrant)

                                /s/ Thomas A. Wentz, Sr.
Date: September 12, 1996   By______________________________
                             Thomas A. Wentz, Sr.,
                             Vice-President