Form 10-Q/A
period 1996-07-31
INVESTORS REAL ESTATE TRUST
filed 1996-09-30
CIK 798359

                         Form 10-Q/A

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

                  STATEMENT OF OPERATIONS
  For the Three-Month Periods Ended July 31, 1996 & 1995
                         (unaudited)

                                        3 Months Ended
                                           July 31
OPERATING INCOME:                      1996        1995
 Real Estate Rentals                $4,750,394  $3,542,483
 Interest Income                       214,648     215,178
 Mortgage Discount & Fees                1,433      24,400
                                    $4,966,475  $3,782,061

OPERATING EXPENSE:
 Interest                           $1,421,183  $1,116,188
 Utilities & Maintenance               774,431     495,287
 Property Management                   377,718     163,863
 Taxes & Insurance                     552,750     371,562
 Advisory & Trustees Fees              129,217      98,183
 Operating Expenses                     42,709      31,510
                                    $3,298,008  $2,276,593

OPERATING INCOME
 (before reserves):                 $1,668,467  $1,505,468
DEPRECIATION/AMORTIZATION             (690,360)   (496,000)

OPERATING INCOME (after reserves):  $  978,107  $1,009,468
GAIN ON SALE OF INVESTMENTS            254,929           0
NET INCOME                          $1,233,036  $1,009,468

NET INCOME PER SHARE:
 Operating Income
   (after depreciation)                    .07         .09
 Gain on Sale of Investments               .02           0
   Total Net Income/Share                  .09         .09

DIVIDENDS PAID PER SHARE                 .0975       .0925

Average Number of Shares
  Outstanding                       13,559,802  11,500,787

           CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE-MONTH PERIODS ENDED JULY 31, 1996, AND 1995
                        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES   1996        1995
  Net Income                       $ 1,233,036  $ 1,009,469
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization      690,361      496,000
  Interest reinvested in investment
    certificates                        18,885       14,375
Changes in other assets and liabilities:
  (Increase) decrease in other assets (257,068)    (564,305)
  Increase in accounts payable and
    accrued expenses                   637,650      431,283
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                       $ 2,322,864  $ 1,386,822

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of REIT stock          $   (600,000)$          0
  Proceeds from sale of securities     208,502      120,415
  Principal payments on mortgage
    loans receivable                   706,091    1,305,458
  Payments for acquisition of
    properties                      (6,154,468) (20,443,742)
  Investment in mortgage loans
    receivable                        (324,780)     (68,395)
NET CASH PROVIDED FROM (USED FOR)
  INVESTING ACTIVITIES            $ (6,164,655)$(19,086,264)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loan refinance    $ 3,900,000  $  8,657,569
  Proceeds from sale of shares      1,701,643     2,618,862
  Dividends paid                     (473,903)     (408,420)
  Proceeds from investment
    certificates issued               769,668       212,863
  Loan on margin account                    0     3,773,437
  Redemption of investment
    certificates                     (132,961)     (142,293)
  Principal payments on mortgage
    loans and notes payable        (1,545,869)     (342,339)
  Payments on margin account                0             0
NET CASH USED FOR FINANCING
  ACTIVITIES                      $ 4,218,578  $ 14,369,679

NET INCREASE (DECREASE) IN CASH   $  (376,787)  $(3,329,763)

CASH AT APRIL 30                  $ 2,714,552   $ 4,772,742

CASH AT JULY 31                   $ 2,337,764   $ 1,442,979

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES     1996        1995
  Dividends reinvested               $   839,350 $   655,347
  Real estate investment and mortgage
    loans receivable acquired through
    borrowings on margin account and
    new originations                           0   8,657,569
  Mortgages paid directly by owner of
    contract                                   0           0
  Interest reinvested directly in
    investment certificates               18,885      14,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
    Interest paid on mortgages       $ 1,478,051 $ 1,043,164
    Interest paid on margin account
      and other                                0           0
    Interest paid on investment
      certificates                        32,815      30,477
                                     $ 2,369,101 $10,400,932


  (The balance of this page was left blank intentionally.)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations. IRET had net earnings for its first quarter of Fiscal 1997 of $1,233,036, compared to $1,009,468 for the same period of the prior fiscal year, an increase of 22%. This year's first quarter earnings include
$254,929 of capital gain income. No capital gain income was recognized in the first quarter of the prior year.


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


                           INVESTORS REAL ESTATE TRUST
                           (Registrant)

                                /s/ Thomas A. Wentz, Sr.
Date: September 25, 1996   By______________________________
                             Thomas A. Wentz, Sr.,
                             Vice-President