Form 10-Q
period 1996-10-31
INVESTORS REAL ESTATE TRUST
filed 1996-12-09
CIK 798359

Form 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.
                          20549

        (Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


             For Quarter Ended October 31, 1996

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

        Registrant's telephone number, including area
                    code: (701) 852-1756
     (Former name, former address and former fiscal year, if changed since last report.) No change

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  ( X )              No  (   )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a Business Trust. As of October 31, 1996, it had 13,994,747 Shares of Beneficial Interest outstanding.

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

                       BALANCE SHEETS
        For the Periods Ended October 31, 1996 & 1995
                          (unaudited)

ASSETS:                          10-31-96         10-31-95
  Cash                         $ 1,344,519      $   747,787
  Marketable Securities
     -GNMA's                     4,157,371        4,615,430
     -Other REIT's                 596,961                0
  Tax & Insurance Escrow         1,414,320          968,399
  Deferred Charges                 748,770          414,551
  Prepaid Insurance                172,432          159,356
  Deposits                         320,000           50,000
  General Partnerships              85,576                0
                               $ 8,839,949      $ 6,955,523

  Real Estate Investments
  Real Estate Owned           $147,288,224     $123,515,461
  Less Accumulated Deprec.     (14,773,341)     (14,088,483)
  Net Real Estate Owned        132,514,883      109,426,978
  Real Estate Mortgages (related)        0          117,235
  Real Estate Mortgages
    (unrelated)                  2,791,154        3,336,992
  Less Unearned Discounts          (14,373)         (34,792)
  Less Deferred Gain from
    Property Dispositions         (165,074)        (219,861)
  Less Reserve for Bad Debts      (197,096)        (267,096)
  Net Mortgages & Contracts      2,414,610        2,932,478
Total Real Estate Investments $134,929,494     $112,359,456
TOTAL ASSETS                  $143,769,442     $119,313,979

LIABILITIES:
  Accounts Payable & Other
    Liabilities                $ 2,534,382      $ 4,302,183
  Mortgages Payable             79,214,615       61,972,317
  Investment Certificates
    Payable                      6,991,458        5,440,733
  Due on Margin Account                  0        3,981,937
TOTAL LIABILITIES              $88,740,456      $75,697,170

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
    Outstanding Shares of        10-31-96        10-31-95

    13,994,747 as of 10/31/96
    12,071,256 as of 10/31/95 $ 58,950,599     $ 47,142,109

  Undistributed Net Income      (3,921,613)      (3,525,300)

  Total Shareholders' Equity  $ 55,028,986     $ 43,616,809

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY        $143,769,442     $119,313,979

                  STATEMENT OF OPERATIONS
            For the Three- and Six-Month Periods
               Ended October 31, 1996 & 1995
                         (unaudited)

                                   3 Months Ended          6 Months Ended
                                     October 31              October 31
OPERATING INCOME:                 1996        1995         1996       1995
 Real Estate Rentals          $ 5,235,244 $ 4,508,952  $ 9,985,638 $ 8,051,435
 Interest Income                  233,448     183,034      448,096     398,212
 Mortgage Discount & Fees           5,335      23,200        6,768      47,600
                              $ 5,474,027 $ 4,715,186  $10,440,502 $ 8,497,247

OPERATING EXPENSE:
 Interest                     $ 1,633,486 $ 1,384,224  $ 3,054,669 $ 2,500,412
 Utilities & Maintenance          826,003     764,719    1,600,434   1,260,006
 Property Management              407,983     357,718      785,701     521,581
 Taxes & Insurance                638,858     482,777    1,191,608     854,339
 Advisory & Trustees Fees         138,104     114,340      267,321     212,523
 Operating Expenses                48,637      45,272       91,346      76,782
                              $ 3,693,071 $ 3,149,050  $ 6,991,079 $ 5,425,643

OPERATING INCOME
 (before reserves):           $ 1,780,956 $ 1,566,136  $ 3,449,423 $ 3,071,604
DEPRECIATION/AMORTIZATION        (732,802)   (508,000)  (1,423,162) (1,004,000)

OPERATING INCOME
   (after reserves):          $ 1,048,154 $ 1,058,136  $ 2,026,261 $ 2,067,604
GAIN ON SALE OF INVESTMENTS        (2,867)          0      252,062           0
NET INCOME                    $ 1,045,287 $ 1,058,136  $ 2,278,323 $ 2,067,604

NET INCOME PER SHARE:
 Operating Income
   (after depreciation)               .08         .09          .15         .18
 Gain on Sale of Investments          .00           0          .02           0
   Total Net Income/Share             .08         .09          .17         .18

DIVIDENDS PAID PER SHARE            .0950      .08875        .1925      .18125

Average Number of Shares
  Outstanding                  13,882,377  11,958,672   13,721,089  11,668,888

FUNDS FROM OPERATIONS*

 Net Taxable Income           $ 1,045,287 $ 1,058,136  $ 2,278,323 $ 2,067,604
 Adjustments
  - depreciation of real
      estate owned                732,802     508,000    1,423,162   1,004,000
  - gain (loss) on sale of
      investments                   2,867           0     (252,062)          0

FUNDS FROM OPERATIONS*        $ 1,780,956 $ 1,566,136  $ 3,449,423 $ 3,071,604
  per share                           .13         .13          .25         .26


* "Funds from Operations" is defined as net income
   (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures calculated on the same basis.

           CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE SIX-MONTH PERIODS ENDED OCTOBER 31, 1996, AND 1995
                        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES   1996        1995
  Net Income                       $ 2,278,323  $ 2,067,604
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization    1,423,163    1,004,000
  Interest reinvested in investment
    certificates                        61,471       55,706
Changes in other assets and liabilities:
  (Increase) decrease in other assets (903,345)    (358,230)
  Increase in accounts payable and
    accrued expenses                   824,265      185,280
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                       $ 3,329,857  $ 2,954,360

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of REIT stock          $   (596,961)$          0
  Proceeds from sale of securities     255,861      154,190
  Principal payments on mortgage
    loans receivable                 1,419,511    1,586,110
  Payments for acquisition of
    properties                     (12,565,971) (32,123,437)
  Investment in mortgage loans
    receivable                        (559,450)    (164,516)
NET CASH PROVIDED FROM (USED FOR)
  INVESTING ACTIVITIES            $(11,994,784)$(30,547,653)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from Line of Credit    $   900,000  $  3,000,000
  Proceeds from loan refinance    $ 5,835,467  $ 12,857,569
  Proceeds from sale of shares      2,960,557     5,195,392
  Dividends paid                     (934,150)     (809,331)
  Proceeds from investment
    certificates issued             1,639,602       517,813
  Loan on margin account                    0     6,473,437
  Redemption of investment
    certificates                     (506,542)     (221,701)
  Principal payments on mortgage
    loans and notes payable        (2,259,365)   (1,008,857)
  Payments on margin account                0    (2,436,984)
NET CASH USED FOR FINANCING
  ACTIVITIES                      $ 7,635,569  $ 23,567,338

NET INCREASE (DECREASE) IN CASH   $(1,003,245) $ (4,025,955)

CASH AT APRIL 30                  $ 2,337,764  $  4,772,742

CASH AT OCTOBER 31                $ 1,334,519  $    746,787

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES     1996        1995
  Dividends reinvested               $ 2,151,724 $ 1,321,080
  Real estate investment and mortgage
    loans receivable acquired through
    borrowings on margin account and
    new originations                           0  18,557,569
  Mortgages paid directly by owner of
    contract                                   0           0
  Interest reinvested directly in
    investment certificates               61,471      55,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
    Interest paid on mortgages       $ 2,996,724 $ 2,351,452
    Interest paid on margin account
      and other                                0      54,136
    Interest paid on investment
      certificates                        93,967      73,243
                                     $ 5,303,886 $22,413,186


  (The balance of this page was left blank intentionally.)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations. IRET's net taxable earnings for the second quarter of Fiscal 1997 were $1,045,287, compared to $1,058,136 for the same period of Fiscal 1996. For the first six months of Fiscal 1997, net taxable earnings were $2,278,323, compared to $2,067,604 in the prior year. The most important performance measure, Funds from Operations (taxable income increased by non-cash deductions of depreciation and amortization, less extraordinary income items) for the second quarter increased to $1,780,956 from the $1,566,136 recorded in the prior year. For the six-month period, Funds from Operations was $3,449,423, compared to $3,071,604 in Fiscal 1996.

Both taxable income and Funds from Operations were reduced by the continuing vacancy of the Smith Home Furnishings property in Boise, Idaho. We continue to seek a replacement tenant for this property. There are several prospects, but no firm rental offer is yet in hand.

On the positive side, IRET continued to experience satisfactory occupancy of its apartment properties; the program of instituting modest rental rate increases is on target and the new properties being added to the portfolio are performing well.

Overall, we continue to be pleased with the performance of our investment portfolio and look for improving financial results upon the completion of our aggressive building and buying program.

Financial Condition. IRET's liquidity and capital resources remain strong. During the past year, real estate owned by IRET has increased by 23 million dollars. This growth in real estate investments will continue as the Trust has agreed to purchase a substantial amount of real estate investments which will come on line during the balance of this fiscal year. Comparative balance sheet figures are:

                                   10/31/96       10/31/95

Cash and Marketable Securities   $  6,098,851  $  5,362,217
Net Real Estate Owned             132,514,883   109,426,978
Net Real Estate Mortgages           2,414,610     2,932,478
Total Assets                      143,769,442   119,313,979
Total Liabilities                  88,740,456    75,697,170
Shareholder Equity                 55,028,986    43,616,809

Consolidated Financial Reports. The Financial Statements shown in this report consolidate IRET's financial report with those of the six limited partnerships of which IRET is the General Partner and creditor.

Sale of Properties. During the second quarter, IRET did not sell any of its investments.

The following properties were added to our portfolio during the second quarter and are producing income:

                                                Cost

     -  Edgewood Vista 24 unit Alzheimers
        center, Missoula, MT                $   950,000

     -  16,000 sq. ft. Computer City
        retail commercial building,
        Grand Rapids, MI                    $ 2,100,000

     -  98 unit apartment complex in
        Billings, MT                        $ 6,100,000

     -  67 unit Legacy Apartment complex
        in Grand Forks, ND                  $ 6,465,000

     -  Sweetwater Springs Retirement
        Home, Phase I, Douglasville, GA     $ 2,810,000

The following properties are under construction:

     -  67 unit Circle 50 apartment
        complex in Billings, MT             $ 3,900,000

     -  Sweetwater Springs Retirement
        Home, Phase II, Douglasville, GA    $ 1,540,000

IRET has entered into purchase agreements to acquire the following properties:

     -  360 unit Park Meadows apartment
        complex, St. Cloud, MN              $10,120,000

     -  192 unit Neighborhood apartment
        complex, Colorado Springs, CO       $10,750,000

     -  210 unit Miramont apartment
        complex, Fort Collins, CO           $14,200,000

     -  108 unit Woodridge apartment
        complex, Rochester, MN              $ 6,300,000

Dividends. IRET paid a regular dividend of 9.5 cents per share on October 1, 1996, to shareholders of record at the close of business on September 20, 1996. This was an increase from the 9.25 cents per share regular dividend paid on July 1, 1996 (a special dividend of .5 cents per share was also paid with the July dividend for a total dividend of
9.75 cents), and was the 102nd consecutive quarterly dividend paid by IRET.

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


                           INVESTORS REAL ESTATE TRUST
                           (Registrant)

                                /s/ Thomas A. Wentz, Sr.
Date: December 9, 1996   By_______________________________
                           Thomas A. Wentz, Sr.,
                           Vice-President