Form 10-Q
period 1997-01-31
INVESTORS REAL ESTATE TRUST
filed 1997-03-13
CIK 798359

Form 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.
                          20549

        (Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


             For Quarter Ended January 31, 1997

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

               Yes  ( X )              No  (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a Business Trust. As of January 31, 1997, it had 14,571,628 Shares of Beneficial Interest outstanding.

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

                       BALANCE SHEETS
        For the Periods Ended January 31, 1997 & 1996
                          (unaudited)

ASSETS:                         01-31-97          01-31-96
  Cash                         $ 1,172,973      $ 3,384,400
  Marketable Securities
     -GNMA's                     4,085,621        4,508,382
     -Other REIT's                 713,192                0
     -Less Unrealized Gain
      on REIT Stock               (116,232)               0
  Tax & Insurance Escrow         1,557,236        1,087,235
  Deferred Charges                 868,688          490,860
  Prepaid Insurance                298,068          153,389
  Deposits                          75,000          457,500
  General Partnerships              70,576                0
                               $ 8,725,122      $10,081,766


  Real Estate Investments
  Real Estate Owned           $189,830,086     $128,339,454
  Less Accumulated Deprec.     (15,722,229)     (14,245,319)
  Net Real Estate Owned        174,107,857      114,094,135
 Real Estate Mortgages           1,933,017        3,766,929
  Less Unearned Discounts          (12,448)         (34,792)
  Less Deferred Gain from
    Property Dispositions          (26,445)        (219,861)
  Less Reserve for Bad Debts      (197,096)        (267,096)
  Net Mortgages & Contracts      1,697,028        3,245,180
Total Real Estate Investments $175,804,885     $117,339,315
TOTAL ASSETS                  $184,530,007     $127,421,081

LIABILITIES:
  Accounts Payable & Other
    Liabilities               $  2,876,237     $  1,443,831
  Mortgages Payable            114,157,548       72,332,672
  Investment Certificates
    Payable                      8,042,206        5,994,973
  Due on Credit Line             1,000,000                0
TOTAL LIABILITIES             $126,075,991     $ 79,771,476

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
    Outstanding Shares of        01-31-97        01-31-96

    14,571,628 as of 01/31/97
    12,693,198 as of 01/31/96 $ 62,611,138     $ 50,727,029

  Accumulated Distributions
    in Excess of Undistributed
    Net Income                  (4,157,122)      (3,077,424)

  Total Shareholders' Equity  $ 58,454,016     $ 47,649,605

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY        $184,530,007     $127,421,081

                  STATEMENT OF OPERATIONS
            For the Three- and Nine-Month Periods
               Ended January 31, 1997 & 1996
                         (unaudited)

                                 3 Months Ended           9 Months Ended
                                    January 31              January 31
OPERATING INCOME:                 1997       1996          1997       1996
 Real Estate Rentals          $ 6,171,124 $ 4,892,738  $16,156,762 $12,944,173
 Interest Income                  153,477     211,671      601,573     657,483
 Mortgage Discount & Fees          58,429           0       65,197           0
                              $ 6,383,030 $ 5,104,409  $16,823,532 $13,601,656

OPERATING EXPENSE:
 Interest                     $ 2,085,103 $ 1,554,110  $ 5,139,772 $ 4,054,522
 Utilities & Maintenance          973,831     782,100    2,574,265   2,042,106
 Property Management              470,559     365,453    1,256,260     887,034
 Taxes & Insurance                703,173     555,031    1,894,781   1,409,370
 Advisory & Trustees Fees         139,934     124,801      407,255     337,324
 Operating Expenses                21,001      34,408      112,347     111,190
                              $ 4,393,601 $ 3,415,903  $11,384,680 $ 8,841,546

OPERATING INCOME
 (before reserves):           $ 1,989,429 $ 1,688,506  $ 5,438,852 $ 4,760,109
DEPRECIATION/AMORTIZATION        (962,312)   (606,000)  (2,385,474) (1,610,000)

OPERATING INCOME
   (after reserves):          $ 1,027,117 $ 1,082,506  $ 3,053,378 $ 3,150,109
GAIN ON SALE OF INVESTMENTS       138,629     522,001      390,691     522,001
NET INCOME                    $ 1,165,746 $ 1,604,507  $ 3,444,069 $ 3,672,110

NET INCOME PER SHARE:
 Operating Income
   (after depreciation)               .07         .09          .22         .26
 Gain on Sale of Investments          .01         .04          .03         .04
   Total Net Income/Share             .08         .13          .25         .30

DIVIDENDS PAID PER SHARE            .0975         .09          .29      .27125

Average Number of Shares
  Outstanding                  14,254,582  12,382,227   13,898,920  11,940,492

FUNDS FROM OPERATIONS*

 Net Income                   $ 1,165,746 $ 1,604,507  $ 3,444,069 $ 3,672,110
 Adjustments
  + depreciation/amortization     962,312     606,000    2,385,474   1,610,000
  - (gain) loss on sale of
      investments                (138,629)   (522,001)    (390,691)   (522,001)

FUNDS FROM OPERATIONS*        $ 1,989,429 $ 1,688,506  $ 5,438,852 $ 4,760,109
  per share                           .14         .14          .39         .40

______________________________________________________________________________

* "Funds from Operations" is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures calculated on the same basis.

            CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 1997, AND 1996
                        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES   1997        1996
  Net Income                       $ 3,444,069  $ 3,672,111
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization    2,385,473    1,610,000
  Interest reinvested in investment
    certificates                       173,379      187,266
Changes in other assets and liabilities:
  (Increase) decrease in other
    assets                            (802,597)  (1,369,242)
  Increase in accounts payable and
    accrued expenses                    68,004      692,751
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                       $ 5,268,328  $ 4,792,886

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of REIT stock          $   (596,961)$         (0)
  Proceeds from sale of securities     326,237      321,427
  Principal payments on mortgage
    loans receivable                 2,466,091      691,399
  Payments for acquisition of
    properties                     (23,227,215) (34,908,138)
  Investment in mortgage loans
    receivable                        (749,630)          (0)
NET CASH PROVIDED FROM (USED FOR)
  INVESTING ACTIVITIES            $(21,781,478)$(33,895,312)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from Line of Credit    $  5,450,000 $          0
  Proceeds from loan financing    $  9,824,192 $ 20,854,211
  Proceeds from sale of shares       4,886,218    9,166,442
  Dividends paid                    (1,418,548)  (1,226,474)
  Proceeds from investment
    certificates issued              3,387,650    1,164,989
  Loan on margin account                     0            0
  Redemption of investment
    certificates                      (808,049)    (352,595)
  Principal payments on mortgage
    loans and notes payable         (6,350,614)  (1,892,489)
  Payments on margin account                 0            0
NET CASH USED FOR FINANCING
  ACTIVITIES                      $ 14,970,849 $ 27,714,084

NET INCREASE (DECREASE) IN CASH   $ (1,542,301)$ (1,388,342)

CASH AT APRIL 30                  $  2,715,274 $  4,772,742

CASH AT JANUARY 31                $  1,172,973 $  3,384,400

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES     1997        1996
  Dividends reinvested               $ 3,068,581 $ 1,388,851
  Real estate investment and mortgage
    loans receivable acquired through
    borrowings on margin account and
    new originations                  29,945,273  34,783,138
  Proceeds from Sale of Properties
    deposited directly with
    escrow agent                         456,029     426,352
  Mortgages paid directly by owner of
    contract                                   0     238,359
  Interest reinvested directly in
    investment certificates              173,379     187,266

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
    Interest paid on mortgages       $ 4,968,209 $ 3,805,978
    Interest paid on margin account
      and other                                0           0
    Interest paid on investment
      certificates                       162,405     114,132
                                     $ 5,130,614 $ 3,920,110

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The third quarter of Fiscal Year 1997 was another period of significant progress for IRET.

   - Over $35,000,000 of apartment properties, consisting of four apartment complexes with a total of 870 apartment units, were added to the IRET portfolio.

   - The 1,000,000 share offering of IRET Shares of
     Beneficial Interest at $7.00 per share was successfully completed.

   - The quarterly dividend payable April 1, 1997, was increased to $.10 per share.

Results of Operations. IRET's net operating income for the third quarter of Fiscal 1997 was $1,027,117, compared to $1,082,506 for the same period of Fiscal 1996. For the first nine months of Fiscal 1997, net operating income was $3,053,378, compared to $3,150,109 in the prior year. Gain on Sale of Investments was $138,629 for the quarter (compared to $522,000 last year) and $390,691 for the nine-month period (compared to $522,000 last year). The most important performance measure, Funds from Operations (taxable income increased by non-cash deductions of depreciation and amortization, less extraordinary income items) for the third quarter increased to $1,989,429 from the $1,688,506 recorded in the prior year. For the nine-month period, Funds from Operations was $5,438,852, compared to $4,760,109 in Fiscal 1996.

Both operating income and Funds from Operations were reduced by the continuing vacancy of the Smith Home Furnishings property in Boise, Idaho. The property is now occupied by a short-term tenant and serious negotiations with a long-term tenant are in process.

The performance of IRET's investment portfolio continues at a satisfactory level and the completion of the aggressive building and buying program should result in steadily improving financial results.


Financial Condition. IRET's liquidity and capital resources remain strong. Shareholder equity has increased nearly
$11,000,000 during the past year. In addition to cash and marketable securities on hand, IRET has unsecured lines of credit with Minot banks of $9,500,000. Comparative balance sheet figures are:

                                   01/31/97       01/31/96

Cash and Marketable Securities   $  5,971,786  $  7,892,782
Net Real Estate Owned             174,107,857   114,094,135
Net Real Estate Mortgages           1,697,028     3,245,180
Total Assets                      175,804,885   117,339,315
Total Liabilities                 126,075,991    79,771,476
Shareholder Equity                 58,454,016    47,649,605

Consolidated Financial Reports. The Financial Statements shown in this report consolidate IRET's financial report with those of the six limited partnerships of which IRET is the General Partner and creditor.

Property Dispositions. During the third quarter, IRET did not sell any of its investments.

Property Acquisitions. The following properties were added to our portfolio during the third quarter and are producing income:

                                                Cost

     -  360 unit Park Meadows apartment
        complex, St. Cloud, MN              $10,190,549

     -  192 unit Neighborhood apartment
        complex, Colorado Springs, CO       $10,811,900

     -  210 unit Miramont apartment
        complex, Fort Collins, CO           $14,231,155

     -  108 unit Woodridge apartment
        complex, Rochester, MN              $ 6,394,441

The following properties are under construction:

     -  67 unit Circle 50 apartment
        complex in Billings, MT             $ 3,900,000

     -  Sweetwater Springs Retirement
        Home, Phase II, Douglasville, GA    $ 1,540,000

IRET has entered into a purchase agreement to acquire the following property:

     -  Edgewood Vista 24 unit Alzheimer
        care facility, East Grand Forks, MN $   892,500

Dividends. IRET paid a regular dividend of 9.75 cents per share on January 8, 1997, to shareholders of record at the close of business on January 3, 1997. This was an increase from the 9.5 cents per share regular dividend paid on October 1, 1996, and was the 103rd consecutive quarterly dividend paid by IRET.

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


                         INVESTORS REAL ESTATE TRUST
                         (Registrant)

                               /s/ Thomas A. Wentz, Sr.
Date: March 11, 1997     By_______________________________
                           Thomas A. Wentz, Sr.,
                           Vice-President