Form 10-K405
period 1997-04-30
INVESTORS REAL ESTATE TRUST
filed 1997-07-30
CIK 798359

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     ______________________


                         FORM 10-K405

                   Annual Report Pursuant to
                    Section 13 or 15(d) of
              The Securities Exchange Act of 1934

  For the Fiscal Year Ended             Commission File No.
       April 30, 1997                        0-14851
                   ______________________

                  INVESTORS REAL ESTATE TRUST
     (Exact name of Registrant as specified in its charter)

           North Dakota                       45-0311232
  (State or other jurisdiction of           (IRS Employer
   incorporation or organization)         Identification No.)

  12 South Main, Minot, North Dakota            58701
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.
229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the Registrant's outstanding Capital Shares of Beneficial Interest held by non-affiliates is $99,844,111 based on the last reported sale price on June 18, 1997.

   The number of shares outstanding as of June 18, 1997, was 15,082,192 Capital Shares of Beneficial Interest (no par value).

   Portions of the Trust's definitive proxy statement
for the 1997 annual meeting of shareholders are
incorporated by reference in Part III hereof.
___________________________________________________________

                INVESTORS REAL ESTATE TRUST
                      (Registrant)
                          INDEX

Item                                                   Page
No.                                                    No.

     Cover Page . . . . . . . . . . . . . . . . . .       1
     Index. . . . . . . . . . . . . . . . . . . . .       3

PART I
 1.  Business . . . . . . . . . . . . . . . . . . .       4
 2.  Properties . . . . . . . . . . . . . . . . . .       7
 3.  Legal Proceedings. . . . . . . . . . . . . . .      14
 4.  Submission of Matters to a Vote of Security
     Holders. . . . . . . . . . . . . . . . . . . .      14

PART II
 5.  Market for Registrant's Common Stock and
     Related Security Holder Matters. . . . . . . .      15
 6.  Selected Financial Data. . . . . . . . . . . .      15
 7.  Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations . . . . . . . . . . . . . . . . . .      16
 8.  Financial Statements and Supplementary Data. .      26
 9.  Disagreements on Accounting and Financial
     Disclosure . . . . . . . . . . . . . . . . . .      26

PART III
10.  Directors and Executive Officers of the
     Registrant . . . . . . . . . . . . . . . . . .      27
11.  Executive Compensation . . . . . . . . . . . .      28
12.  Security Ownership of Certain Beneficial
     Owners and Management. . . . . . . . . . . . .      28
13.  Certain Relationships and Related
     Transactions . . . . . . . . . . . . . . . . .      28

PART IV
14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K. . . . . . . . . . . . . .      28
     Exhibit Index. . . . . . . . . . . . . . . . .      29
     Signatures . . . . . . . . . . . . . . . . . .      31
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

On February 1, 1997, the Trust reorganized its structure in order to convert to Umbrella Partnership Real Estate
Investment Trust (UPREIT) status. The Trust established an operating partnership (IRET Properties, a North
Dakota Limited Partnership) with a wholly owned corporate subsidiary acting as its sole general partner
(IRET, Inc., a North Dakota Corporation). At that date, the Trust transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units.

The general partner has full and exclusive management responsibility for the real estate investment portfolio owned by the operating partnership. The partnership must be operated in a manner that will allow IRET to continue its qualification as a real estate investment trust under the Internal Revenue Code.

All limited partners of the operating partnership will have "exchange rights" allowing them, at their option, to exchange their limited partnership units for shares of the Trust on a one for one basis. The exchange rights are subject to certain restrictions including no exchanges for at least one year following the acquisition of the limited partnership units. The operating partnership will distribute cash on a quarterly basis in the amounts determined by the Trust which will result in each limited partner receiving the same dividends as an IRET shareholder.

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

IRET is also the general partner of seven limited partnerships which own investment real estate. IRET, as the general partner and as a creditor of six of said limited partnerships, has a substantial influence over the operation of the partnerships. Thus, the financial statements of IRET and the six partnerships are consolidated for financial reporting purposes and all material intercompany transactions and balances have been eliminated. The six limited partnerships consolidated with IRET are:

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

IRET operates on a fiscal year ending April 30. For its past three fiscal years, its sources of operating revenue, total expenses, net real estate investment income, capital gain income, total income, and dividend distributions consolidated with said six limited partnerships are as follows:

                  Fiscal Year Ending 4/30
                        1997         1996          1995
REVENUE FROM
OPERATIONS
Real Estate Rentals  $22,972,369  $17,635,297   $12,280,738
Interest, Discount &
  Fees                   861,613    1,024,368     1,520,385
                     ___________  ___________   ___________
                     $23,833,982  $18,659,665   $13,801,123

EXPENSE              $20,334,539  $15,041,858   $10,240,805
                     ___________  ___________   ___________
NET REAL ESTATE
  INVESTMENT INCOME  $ 3,499,443  $ 3,617,807   $ 3,560,318
GAIN ON SALE OF
  INVESTMENTS
  (CAPITAL GAIN)         398,424      994,163       407,512

MINORITY INTEREST
  OF UNIT HOLDERS
  IN OPERATING
  PARTNERSHIP                (18)           0             0
                     ___________  ___________   ___________
NET INCOME           $ 3,897,849  $ 4,611,970   $ 3,967,830
                     ===========  ===========   ===========
PER SHARE
    Net Income       $       .28  $       .38   $       .38
    Dividends Paid   $       .39  $       .36   $       .35

As indicated above, IRET has two principal sources of operating revenue: rental income from real estate properties owned by the Trust and interest income from mortgages and contracts for deed secured by real estate.
A minor amount of revenue is derived from interest on shortterm investments in government securities, interest on savings deposits and fees derived from serving as a general partner of certain limited partnerships. In addition to operating income, the Trust has received capital gain income when real estate properties have been sold at a price in excess of the depreciated cost of said properties.

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

Mr. Wentz is a graduate of Harvard College and Harvard
Law School, receiving his A.B. degree in 1957 and his L.L.B. degree in 1960. He has been a resident of Minot, North Dakota, since 1962. Mr. Wentz' principal occupation is the practice of law as a partner in the law firm of Pringle & Herigstad, P.C., counsel to the Trust, and he provides services to Odell-Wentz &
Associates on a part time basis.

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

IRET owned the following properties as of April 30, 1997:

REAL ESTATE OWNED:                Fiscal                          Mortgage
                                  1997       Year                 Payable
                    Size/Type   Occupancy  Purchased    Cost    Interest Rate
APARTMENTS
1112 32ND AVE SW     18 Unit       96%        1996     $595,100  $395,737
Minot, ND           Apt. Bldg.                                    8.50%

1305 BIRCH ST        24 Unit       89%        1988     $402,791  $116,968
Marshall,  MN       Apt. Bldg.                                    9.00%

177 10TH AVE E       41 Unit       80%        1989     $371,977  $230,341
Dickinson,  ND      Apt. Bldg                                     8.38%

312 12TH AVE NW      18 Unit       97%        1989     $261,812   $29,892
Mandan,  ND         Apt. Bldg.                                    8.75

405 GRANT AVE        12 Unit       85%        1991     $218,199      -
Harvey,  ND         Apt. Bldg.

4301-4313 9TH AVE   2 18-unit      94%        1988   $1,006,879  $506,456
SW                  Apt. Bldgs.                                   8.67%
Fargo,  ND

BEULAH CONDOS ND     22 Condo      78%        1983     $428,635      -
Beaulah,  ND          Units

CANDLELIGHT APTS     44 Units      98%        1993     $850,323  $519,133
Fargo,  ND          Apt. Bldg                                     8.50%

CENTURY APTS         120 Unit      94%        1986   $1,816,942 $1,559,661
Dickinson,  ND     Apt Complex                                    7.69%

CENTURY APTS         192 Unit      76%        1986   $3,660,482 $2,640,305
Williston,  ND     Apt Complex                                    7.69%

CIRCLE FIFTY         49 Unit       N/A        Not    $1,426,986      -                -
Billings, MT       Apt Complex             Completed

COLUMBIA PARK        201 Unit      N/A        Not      $676,836      -
PHASE II           Apt Complex             Completed
Grand Forks,  ND

COTTONWOOD LAKE      268 Unit      N/A        Not    $1,055,862      -
Bismarck, ND       Apt Complex             Completed

CRESTVIEW APTS       152 Unit      95%        1994   $4,643,201 $2,748,588
Bismarck,  ND        Apt Bldg                                     8.38%

FOREST PARK          270 Unit      91%        1993   $6,783,548 $4,127,732
ESTATES            Apt Complex                                    7.50%
Grand Forks,  ND

JENNER PROP. -      125 Units      N/A        Not       $5,400       -
UPREIT              Apt Bldgs              Completed

LEGACY APTS          116 Unit      92%        1996   $6,946,811 $3,986,207
Grand Forks,  ND   Apt Complex                                    7.56%

MIRAMONT APT         210 Unit      96%        1996  $14,235,460 $11,566,494
Ft. Collins, CO    Apt Complex                                    8.25%

NEIGHBORHOOD APT     192 Unit      90%        1996  $10,849,561 $7,501,027
Colorado Springs,  Apt Complex                                    7.98%
CO

NORTH POINTE 49      49 Unit       99%        1995   $2,396,761 $1,345,937
Bismarck,  ND        Apt Bldg                                     8.05%

OAK MANOR APTS       27 Unit       100%       1989     $290,726  $234,590
Dickinson, ND        Apt Bldg                                     8.75%

OAKWOOD ESTATES      160 Unit      83%        1993   $5,340,464 $3,506,545
Sioux Falls, SD    Apt Complex                                    7.69%

OXBOW 120 UNITS      120 Unit      100%       1994   $4,954,453 $3,486,180
Sioux Falls,  SD   Apt Complex                                    7.69%

PARK MEADOWS APT     360 Unit      89%        1997  $10,242,747 $8,025,780
St. Cloud,  MN     Apt Complex                                    4.25%

PARK PLACE           48 Unit       90%        1988     $810,820      -
Waseca,  MN          Apt Bldg

PARKWAY APTS         36 Unit       98%        1988      $93,730      -
Beaulah,  ND         Apt Bldg

PINE CONE APTS       195 Unit      88%        1994  $13,079,584 $10,591,870
Ft. Collins,  CO   Apt Complex                                    7.13%

POINTE WEST APTS     90 Unit       93%        1994   $3,824,395 $2,284,864
Rapid City,  SD    Apt Complex                                    8.55%

PRAIRIE WINDS APTS   48 Unit       98%        1993   $1,968,277 $1,363,526
Sioux Falls,  SD     Apt Bldg                                     7.76%

ROCKY MEADOWS        98 Unit       95%        1996   $6,966,109 $2,950,765
Billings,  MT      Apt Complex                                    8.00%

SCOTTSBLUFF          48 Unit       97%        1988     $707,592      -
ESTATES              Apt Bldg
Scottsbluff,  NE

SOUTH POINTE         196 Unit      85%        1995  $10,138,043 $5,648,089
Minot,  ND         Apt Complex                                    8.36%

SOUTHVIEW APTS       24 Unit       77%        1994     $668,749      -
Minot,  ND           Apt Bldg

SOUTHWIND APTS       164 Unit      85%        1996   $5,530,214 $3,589,435
Grand Forks,  ND   Apt Complex                                    8.74%

VIRGINIA             15 Unit       88%        1987     $219,365      -
APARTMENTS           Apt Bldg
Minot,  ND

WEST STONEHILL       313 Unit      93%        1995  $11,229,629 $8,119,358
St Cloud, MN       Apt Complex                                    9.21%

WOODRIDGE APTS       108 Unit      99%        1996   $6,398,096 $4,379,282
Rochester,  MN     Apt Complex                                    7.85%
                                                   ____________
                              Total    Residential $141,096,561


COMMERCIAL
401 SOUTH MAIN      9,200 sq.      86%        1987     $475,249      -
Minot, ND              ft.
                   Commercial
                      Bldg

408 1ST STREET SE  Rental House    100%       1986     $46,873       -
Minot,  ND

CREEKSIDE OFFICE   Office Bldgs    100%       1992   $1,599,330  $912,165
BUILDING                                                          8.35%
Billings,  MT

LESTER              5,000 sq.      100%       1988     $268,917      -
CHIROPRACTIC           ft.
CLINIC             Clinic Bldg
Bismarck,  ND

WALTERS 214 SO      3,500 sq.      100%       1978     $111,049   $10,086
MAIN                   ft.                                        9.00%
Minot,  ND         Retail Bldg

ARROWHEAD SHOPPING  80,000 sq.     95%        1973   $2,438,282      -
CNTR                   ft.
Minot,  ND           Shopping
                      Center

BARNES & NOBLE      30,000 sq.     100%       1994   $3,292,012 $2,229,880
Fargo,  ND             ft.                                        7.89%
                   Retail/Wrhse.

BARNES & NOBLE      30,000 sq.     100%       1995   $3,699,101 $2,415,703
Omaha, NB              ft.                                        7.98%
                   Retail/Whse.

CARMICKE THEATRE    28,528 sq.     100%       1994   $2,545,737 $1,676,716
Grand Forks, ND        ft.                                        8.65%
                    10 screen
                    threatre

COMPUTER CITY       16,080 sq.     100%       1996   $2,113,574 $1,534,724
Kentwood, MI           ft.                                        7.75%
                      Strip
                     Shopping
                       Cntr

EDGEWOOD VISTA      10,314 sq.     10%        1997    $962,428    $647,500
Missoula, MT           ft.                                        9.75%
                     Assisted
                      Living

HUTCHINSON        Manufacturing    100%       1993   $4,429,026 $2,349,413
TECHNOLOGY            Plant                                       8.75%
Sioux Falls,  SD

LINDBERG BUILDING  Office/Whrse    100%       1992   $1,455,789   $813,700
Eden Prairie,  MN                                                 8.75%

MINOT PLAZA         11,200 sq.     100%       1993     $505,237      -
Minot, ND              ft.
                      Strip
                     Shopping
                       Cntr

PETCO WAREHOUSE     18,000 sq.     100%       1994   $1,278,934   $802,327
Fargo,  ND         Retail/Whrse                                   8.50%

PIONEER SEED       Office/Whse.    100%       1992     $653,876   $326,808
Moorhead,  MN                                                     8.38%

RETAIL WAREHOUSE    70,000 sq.     12%        1994   $5,639,576 $3,577,824
Boise,  ID         Retail/Whse.                                   9.75%

STONE CONTAINER   Manufacturing    100%       1995   $4,998,485 $3,153,155
Fargo,  ND            Plant                                       8.25%

SUPERPUMPER        Gas Station/    100%       1989     $301,013      -
Bottineau,  ND       Conven.
                      Store

SUPERPUMPER        Gas Station/    100%       1988     $428,777      -
Crookston,  MN       Conven.
                      Store

SUPERPUMPER        Gas Station/    100%       1986     $297,064      -
Emerado,  ND         Conven.
                      Store

SUPERPUMPER        Gas Station/    100%       1991     $485,007      -
Grand Forks,  ND     Conven.
                      Store

SUPERPUMPER        Gas Station/    100%       1987     $239,212      -
Langdon,  ND         Conven.
                      Store

SUPERPUMPER        Gas Station/    100%       1992     $250,000      -
New Town,  ND        Conven.
                      Store

SUPERPUMPER        Gas Station/    100%       1993     $120,600      -
Sidney, MT           Conven.
                      Store

WEDGEWOOD            Assisted      100%       1996   $2,810,000 $1,566,720
RETIREMENT         Living Cntr                                    8.38%
Sweetwater,  GA                                     ___________
                               Total    Commercial  $41,445,148

Consolidated
Partnerships:


SWEETWATER           114 Unit      85%        1972   $1,580,766   $224,267
PROPERTIES          Apt Bldgs                                     9.75%
Devils Lake &
Grafton,  ND

BISON PROPERTIES     125 Apt       88%        1972   $1,579,626   $114,153
Jamestown,            Units                                       10.00%
Carrington &
Cooperstown,  ND

1ST AVENUE          16,500 sq.     66%        1981     $795,948      -
BUILDING               ft.
Minot,  ND         Office Bldg.

EASTGATE             116 Unit      69%        1970   $1,746,072      -
PROPERTIES         Apt Complex
Moorhead,  MN

COLTON HEIGHTS       18 Unit       84%        1984     $817,040  $361,356
PROPERTIES,          Apt Bldg                                     8.75%
Minot,  ND

HILL PARK            92 Unit       90%        1985   $2,823,348  $1,427,430
PROPERTIES         Apt Complex                                    7.69%
Bismarck,  ND                                      ____________

                              Total    Partnerships  $9,342,800
                                                   __________________________

               Total Real Estate Owned             $191,884,509  $115,608,689
               Less: Accumulated Depreciation       (16,948,156)
                                                   ------------
               Net Carrying Value                  $174,936,353
                                                   ============

   - TITLE. The title to all of the above properties is in the name of either IRET Properties, a North Dakota Limited Partnership, IRET or a wholly-owned subsidiary of IRET, in fee simple (in each case, IRET has in its files an attorney's title opinion or a title insurance policy evidencing its title).

   - INSURANCE. In the opinion of management, all of said properties are adequately covered by casualty and liability insurance.

   - PLANNED IMPROVEMENTS. There are no plans for material improvements to any of the above properties.

   -  CONTRACTS OR OPTIONS TO SELL. As of April 30, 1997,
      IRET had not entered into any contracts or options to sell any of the above properties.

   - OCCUPANCY AND LEASES. Occupancy rates shown above are for the fiscal year ended April 30, 1997. In the case of apartment properties, lease arrangements with individual tenants vary from month-to-month to one year leases, with the normal term being six months. Leases on commercial properties vary from one year to 20 years. The tenant occupying the retail warehouse in Boise, Idaho, declared bankruptcy in 1996. The lease has been terminated and the Trust is seeking a new tenant.

MORTGAGE LOANS RECEIVABLE - UNRELATED:
                     Real Estate          4/30/97
Location              Security            Balance         Rate
BILLINGS, MT
Colton Heights      Apts.-144 Units     $   193,657           9%

DENVER, CO
Writer Corp.        Residential Lots         78,471          14%
Centrebrooke Homes  Residential Lots        103,127          12%

GILBERT, AZ
NE-27-2-6          Commercial Land         669,048            8%

DOUGLAS, GA
Sweetwater Springs  Retirement Center       983,737           9%

OTHER MORTGAGES
Over $100,000                           $   860,368    8-10 1/4%
$50,000 to $99,999                                0
$20,000 to $49,999                          215,322        8-12%
Less than $20,000                             5,203           7%
                                        -----------
                TOTAL                   $ 3,108,933
                Unearned Discounts          (10,524)
                Allowance for Losses       (124,881)
                Deferred Gain               (18,713)
                                        -----------
                                        $ 2,954,815
                                        ===========

SUMMARY OF REAL ESTATE INVESTMENT PORTFOLIO

REAL ESTATE INVESTMENTS:
Real Estate Owned            $191,884,509
  Less Depreciation Reserve   (16,948,156) $174,936,353     94%
Mortgage Loans                                3,108,933
  Less unearned discounts
    and interest                  (10,524)
  Less allowance for losses      (124,881)
  Less deferred gain              (18,713)    2,954,815      1%
                                           ------------
  Total Real Estate Investments            $177,891,168
                                           ============

OTHER ASSETS:
Cash and marketable securities             $  6,457,182
Deposits and accruals                         2,645,593
  Total Other Assets                       $  9,102,775      5%
                                           ------------
TOTAL ASSETS                               $186,993,943    100%
                                           ============

ITEM 3.  LEGAL PROCEEDINGS.

IRET is not involved in any legal proceedings or litigation other than normal collection matters that will not have a material impact on financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 21, 1996 Annual Shareholders' meeting, the only matters submitted to a vote of security holders were the election of ten Trustees and ratification of the re appointment of the independent certified public accountants.

                        PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

The shares of Beneficial Interest of IRET are offered for sale by Inland National Securities, Inc., 21 South Main, Minot, ND
58701, American Investment Services, Incorporated, 600 High Point
Lane, E. Peoria, IL 61611, Garry Pierce Financial Services, 2910 E.
Broadway Ave., Ste. 33, Bismarck, ND 58501, Huntingdon Securities
Corporation, 216 S. Broadway, Minot, ND 58701 and Primevest
Financial Services, Inc., 400 1st Street S., Ste. 300, St. Cloud, MN
56301. The current asked price is $7.20 per share. Shares are re-purchased by IRET at 92% of the current asked price ($6.62) subject to the following limitation: $100,000 per shareholder and a cumulative limit of $600,000, increased by the sales of shares by the selling brokers on a dollar for dollar basis. Set forth below, by quarter-year, are the total number of IRET shares traded, the high and low reported sales prices and the per share dividend paid for the past three years:


Calendar                     No. of             Bid              Asked      Per Share
  Year       Months        Shares Sold      Low     High     Low     High   Dividend
-------- --------------    -----------     -------------    -------------   ---------
  1994   July-September     134,529        5.37     5.63    6.10     6.25     .088
  1994   October-December   335,518        5.63     5.89    6.25     6.40     .084
  1995   January-March      210,106        5.89     5.89    6.40     6.40     .085
  1995   April-June         137,766        5.89     6.03    6.40     6.55     .0862
  1995   July-September     452,665        6.03     6.16    6.55     6.70     .0925
  1995   October-December   466,447        6.16     6.16    6.70     6.70     .08875
  1996   January-March      451,383        6.16     6.30    6.70     6.85     .09
  1996   April-June         551,418        6.30     6.30    6.85     6.85     .09125
  1996   July-September     254,041        6.30     6.30    6.85     7.00     .0925
  1996   October-December   259,672        6.30     6.44    7.00     7.00     .095
  1997   January-March      353,479        6.44     6.62    7.00     7.20     .0975
  1997   April-June         244,520        6.62     6.62    7.20     7.20     .10

As of May 31, 1997, IRET had 3,075 shareholders. No shareholder held more than 5% of the 14,997,591 shares outstanding and there were no warrants or stock options outstanding. Dividends are paid on January 5, April 1, July 1, and October 1 of each year.

ITEM 6.  SELECTED FINANCIAL DATA

                                               Year Ended April 30
                     --------------------------------------------------------------------
                           1997          1996          1995         1994        1993
                                                    (Restated)   (Restated)
Consolidated Income Statement Data
  Revenue              $ 23,833,982  $ 18,659,665  $13,801,123  $11,583,008  $ 8,316,643
  Operating Income        3,499,443     3,617,807    3,560,318    3,135,426    2,231,092

  Gain on repossession/
     sale of investments    398,424       994,163      407,512       64,962      132,610

  Minority interest of
     unitholders in
     operating partner-
     ship                       (18)            0            0            0             0

  Net Income              3,897,849     4,611,970    3,967,830    3,200,388    2,363,702

Balance Sheet Data
  Total real estate
    investments        $177,891,168  $122,377,909  $84,005,635  $64,089,476   $50,041,059
  Total assets          186,993,943   131,355,638   94,616,744   72,391,548    54,658,569
  Shareholders' equity   59,997,619    50,711,920   37,835,654   29,997,189    23,745,443

Consolidated Per Share Data
  Net income           $        .25  $        .38  $       .38  $       .36   $       .29
  Gain on repossession/
    sale of investments         .03           .08          .04          .01           .01
  Dividends                     .39           .36          .35          .33           .32
  Tax status of dividend
    capital gain              21.0%          1.6%        11.0%        7.37%         4.08%
  Ordinary income             79.0%         98.4%        89.0%       92.63%        74.04%
  Return of capital            0.0%          0.0%         0.0%        0.00%        21.88%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL: IRET has operated as a "real estate investment trust" under Sections 856-858 of the Internal Revenue
Code since its formation in 1970. IRET is in the business of owning income producing real estate investments. On
February 1, 1997, IRET re-structured itself as an Umbrella
Partnership Real Estate Investment Trust (UPREIT). No other major change in IRET's business has occurred from the organization of the Trust in 1970 to the date of this filing, and none are planned at this time.

RESULTS OF OPERATIONS:

  FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996. IRET's
  Fiscal Year 1997, which ended on April 30, 1997, saw a continuation of IRET's rapid growth with assets owned increasing by more than 40%. IRET's 27th year ended with total assets, revenues, funds from operations and shareholder equity all reaching record levels.

    FUNDS FROM OPERATIONS. Funds from Operations (taxable income increased by non-cash deductions of depreciation and amortization, and reduced by capital gain income and other extraordinary income items) for Fiscal 1997 increased to $7,144,622 ($.51 per share), compared to $5,977,431 ($.49 per share) generated by IRET in Fiscal 1996 and the $5,434,244 ($.52 per share) recognized in Fiscal 1995.

    EARNINGS. IRET's net taxable earnings for Fiscal Year 1997 decreased to $3,897,849 from the $4,611,970 earned in Fiscal 1996 and the $3,967,830 earned in Fiscal 1995. Approximately one-half of the decrease in earnings from the Fiscal 1996 level resulted from a decrease in capital gain income. In Fiscal 1997, $398,424 of capital gain income was recorded, as compared to $994,163 in the prior year.

    The other principle reason for the decline in taxable income is the continuing acquisition by IRET of new real estate investments which result in an increase in depreciation allowance. In Fiscal 1997, $3,584,591 of depreciation was recorded as compared to $2,261,724 in the prior year. This will result in a significant portion of IRET's dividends being sheltered from income tax by the increased depreciation allowance.

    On a per share basis, net taxable income was $.28 per share for Fiscal 1997, compared to $.38 per share recorded in both Fiscal 1996 and 1995.

    REVENUES. Total revenues for Fiscal 1997 were
    $23,833,982, compared to $18,659,665 in Fiscal 1996 (an
    increase of 28%) and $13,801,123 in Fiscal 1995. The increase in revenues received during Fiscal 1997 in excess of the prior year revenues was $5,174,317. This increase resulted from:

      Rent from 11 properties acquired in
        Fiscal 1997                         $4,451,266
      Rent from 7 properties acquired in
        Fiscal 1996 in excess of that
        received in Fiscal 1996              1,526,453
      A decrease in rental income on
        existing properties (-5.4%)           (625,949)
      An increase in rent on Smith Home
        Furnishing Building (bankruptcy of
        tenant)                                 61,892
      A decrease in rent - properties sold
        during 1996                            (76,590)
      A decrease in interest income           (162,755)
                                             ---------
                                            $5,174,317

    This increase in revenue resulted primarily from the addition of new real estate properties to the portfolio. Rents received on properties owned prior to the beginning of Fiscal Year 1996 saw an increase in scheduled rents of 2.25%, but the occupancy level for those properties decreased from approximately 95% to slightly over 90% resulting in a decrease in rental income from those properties of $625,949. However, the new properties acquired during Fiscal Years 1996 and 1997 generated nearly $6,000,000 of new revenues.

    Interest income continued to decline as IRET completes the repositioning of its investment portfolio from a mix of real estate equities and mortgage loans to one consisting entirely of real estate equities. Management is of the opinion that the long term yields from real estate equity investments will exceed that available from interest income on mortgage loans but, in the short run, the switch does result in lower immediate revenues and taxable income.

    Capital gain income for Fiscal 1997 was $398,424 resulting from the sale of two older and smaller investment properties. This compares to $994,163 of capital gain income recognized in Fiscal 1996 and the $407,512 recognized in Fiscal 1995. IRET will continue to seek to market several of its older and smaller apartment properties.

    NET TAXABLE INCOME. The $714,121 decrease in net taxable income for Fiscal 1997 over the net income earned in the prior fiscal year resulted from:

      A decrease in gain from sale of
        investments                        $  (595,739)
      An increase in net rental income
        (rents, less utilities, maintenance,
         taxes, insurance and management)    3,518,152
      A decrease in interest income           (162,755)
      An increase in interest expense       (2,091,037)
      An increase in depreciation expense   (1,322,867)
      An increase in operating expenses
        and advisory trustee services          (97,169)
      A decrease in amortization expense        37,312
      An increase in Minority interest of
        Operating Partnership Income               (18)
                                           -----------
                                           $  (714,121)

    PROPERTY ACQUISITIONS. IRET added nearly $60,000,000 of real estate to its portfolio during Fiscal 1997, including:

      COMMERCIAL:
        Computer City, Kentwood, MI        $ 2,113,574
        Edgewood Vista, Missoula, MT           962,428
        Wedgwood Retirement Inns,
          Sweetwater, GA                     2,810,000

      UNITS  APARTMENTS
        67   Circle 50, Billings, MT*      $ 1,519,855
        98   South Pointe II, Minot, ND**    1,024,234
        60   Rosewood Court, Sioux Falls,
              SD                             1,938,245
       116   Legacy Apts., Grand Forks, ND** 3,573,057
        98   Rocky Meadows, Billings, MT**   2,654,554
       210   Miramont Apts., Fort Collins,
              CO                            14,235,461
       192   Neighborhood Apts., Colorado
              Springs, CO                   10,849,561
       108   Woodridge Apts., Rochester, MN  6,398,096
        67   Cottonwood Lake, Bismarck, ND*  1,055,862
       360   Park Meadows Apts., St. Cloud,
              MN                            10,242,747
                                           -----------
                      Total                $59,377,674

     *Property not placed in service at April 30,
      1997. Additional costs are still to be incurred.
    **Represents costs to complete a project started in year ending April 30, 1996.

    PROPERTY DISPOSITIONS. During Fiscal 1997, IRET sold a
    24 plex apartment building in Hutchinson, MN, realizing a gain of $252,000. It also recognized a gain of $138,600 from the previous sale of an 18 plex apartment building in Mandan, ND. It is management's intention to continue to market IRET's older and smaller apartment projects.

  FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995. This comparative report is reproduced as it was submitted for Fiscal Year 1996. IRET's Fiscal Year 1996, which ended on April 30, 1996, produced very favorable results, including a substantial increase in IRET's investment portfolio and satisfactory increases in earnings and funds from operations.

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

    REVENUES. Total revenues for Fiscal 1996 were
    $18,659,665, compared to $13,801,123 in Fiscal 1995 and
    $11,583,008 in Fiscal 1994. The increase in revenues received during Fiscal 1996 in excess of Fiscal 1995 revenues was $4,858,542. This increase resulted from:

      Rent from 6 properties acquired in
        Fiscal 1996                         $3,272,078
      Rent from 6 properties acquired in
        Fiscal 1995 in excess of that
        received in Fiscal 1994              2,094,922
      An increase in rental rates on
        existing properties (2.5%)             259,084
      A decrease in rent on Smith Home
        Furnishing Building (bankruptcy
        of tenant)                            (348,310)
      A decrease in rent - properties sold
        during 1996                           (178,888)
      A decrease in interest income           (240,344)
                                            ----------
                                            $4,858,542

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

    The $644,140 increase in net income for Fiscal 1996 over the net income earned in the prior fiscal year resulted from:

 An increase in gain from sale of investments  $   586,651
 An increase in net rental income (rents, less
   utilities, maintenance, taxes, insurance
   and management)                               3,193,087
 A decrease in interest income                    (496,017)
 An increase in interest expense                (2,063,429)
 An increase in depreciation expense              (494,430)
 A decrease in bad debt expense                    200,000

 An increase in operating expenses
   and advisory trustee services                  (204,481)
 An increase in amortization expense               (77,241)
                                               -----------
                                               $   644,140
                                               ===========

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
     - 98 units, South Pointe II, Minot,
          ND                                 $ 4,290,061*
     - 49 units, Circle 50, Billings, MT     $   491,247*
     - 67 units, Columbia Park II,
          Grand Forks, ND                    $   661,855*
                                             -----------
                                             $40,660,975
                                             ===========
      *Property not placed in service at April 30, 1996.
       Additional costs are still to be incurred.
     **Represents costs to complete a project started in the year ending April 30, 1995.

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

DIVIDENDS. The following dividends were paid during Fiscal
1997:
               Date            Per Share Dividend
               ----            ------------------
         July 1, 1996               $.0975*
         October 1, 1996            $.095
         January 8, 1997            $.0975
         April 1, 1997              $.1000
                                    ------
                                    $.39
        * Includes $.005 special dividend.

FUNDS FROM OPERATIONS. The funds derived during Fiscal
1997 by the Trust from its operations increased by 20% over the prior year and by 34% from the Fiscal 1995 level
($7,144,622 in Fiscal 1997, versus $5,977,431 in 1996 and
$5,348,271 in 1995). (IRET uses the definition of "Funds
From Operations" recommended by the National Association of Real Estate Investment Trusts to mean "net income
(computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures calculated on the same basis." It is emphasized that funds from operations as so calculated and presented does not represent cash flows from operations as defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indication of operating performance or to cash flows as a measure of liquidity or ability to fund all cash needs.)
(See the Consolidated Statements of Cash Flows in the
Consolidated Financial Statements attached hereto.)

The following is a comparison of dividends paid during the past five fiscal years to Funds From Operations (as defined above):


                         Fiscal        Fiscal       Fiscal         Fiscal        Fiscal
Item                      1997          1996    1995(Restated) 1994(Restated)     1993
Net Income (GAAP)      $3,897,849    $4,611,970    $3,967,830    $3,200,388    $2,363,702
Adjustments
  Gain from Property
    Sales                (398,424)     (994,163)     (407,512)      (64,962)     (132,610)
  Minority Int. in
    Operating Prtnshp.         18
                       ----------    ----------    ----------    ----------    ----------
Operating Income       $3,499,443    $3,617,807    $3,560,318    $3,135,426    $2,231,092
Plus Depreciation       3,584,591     2,261,724     1,767,294     1,323,474     1,051,370
Plus Amortization          60,588        97,900        20,659        28,199        16,364
                       ----------    ----------    ----------    ----------    ----------
Funds from Operations  $7,144,622    $5,977,431    $5,348,271    $4,487,099    $3,298,826
Dividends Paid         $5,508,689    $4,439,034    $3,660,986    $3,102,061    $2,633,799
                       ----------    ----------    ----------    ----------    ----------
                       $1,635,933    $1,538,397    $1,687,285    $1,385,038    $  665,027

Management expects that the Funds From Operations (as defined above) will continue to improve during Fiscal 1998 and will continue to exceed dividends paid in the coming year.

LIQUIDITY AND CAPITAL RESOURCES. IRET's financial condition at the end of Fiscal 1997 continued at the very strong level of its prior fiscal year.

   - Equity capital increased to $59,997,619 from $50,711,920 on April 30, 1996, a gain of
      $9,285,699 (18%). Equity capital on April 30,
      1995, was $37,835,654. These increases result from the sale of shares of beneficial interest and the reinvestment of dividends in new shares.

   - Liabilities increased to $126,995,322 from $80,643,718 on April 30, 1996, and $56,781,090 on
      April 30, 1995.

   - Total assets increased to $186,993,943 from $131,355,638 on April 30, 1996, and $94,616,744 on
      April 30, 1995.

   - Cash and marketable securities were $6,457,182 compared to the year earlier figure of $7,127,131, and $9,595,254 on April 30, 1995.

   - In addition to its cash and marketable securities, IRET has unsecured line of credit agreements with First American Bank West, First International Bank & Trust and First Western Bank & Trust, all of Minot, North Dakota, of $9,500,000, none of which was in use on April 30, 1997.

AFFILIATED PARTNERSHIPS. IRET has sponsored and serves as a general partner of seven limited partnerships. Because of IRET's position as a general partner and creditor of these partnerships and because the partnerships (with the exception of Chateau Properties) did not produce sufficient cash flow to pay debts due to IRET as scheduled prior to Fiscal Year 1996, the financial statements of IRET and the seven partnerships were consolidated for financial reporting purposes to more properly depict the financial status of IRET. (It is emphasized that the consolidation of the financial reports does not change the legal relationship between IRET and the partnerships, nor the income tax reporting by IRET or the partnerships.) During
Fiscal Year 1996, a new mortgage loan was negotiated by Chateau Properties, Ltd., on its 64-unit apartment building in Minot, North Dakota. As a result of this refinancing, the partnership paid the balance that it owed to IRET on the contract for deed under which the apartment building had been purchased from IRET. Further, IRET was not required to guarantee the new mortgage loan made by the partnership. Accordingly, for Fiscal 1996 and 1997, IRET is accounting for its partnership interest in Chateau
Properties under the equity method of accounting. Prior financial statements included in the audited financial statement and this report have been restated to reflect this change.

The seven affiliated partnerships are as follows:

                            Year               Property                 IRET
Name                       Formed               Owned                 Ownership
-------------------------------------------------------------------------------
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
Ltd.                                          Apts.

CONSOLIDATED FINANCIAL STATEMENTS. The financial statement included in this Form 10-K405 consolidates the financial statements of IRET and six of the above seven limited partnerships (Chateau Properties is excluded.) All material inter-company transactions and balances have been eliminated on the consolidated statement. The principal impact of this consolidation on the statement of operations is to reduce reported income as a result of increased depreciation. On the balance sheet, related mortgage loans and the investment in partnerships is reduced and real estate owned is increased. Also, the deferred income account is decreased and the retained earnings account is also decreased.

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

ECONOMIC CONDITIONS. Fiscal 1997 saw generally normal economic conditions in the northern plains states in which IRET operates. Occupancy rates for residential properties declined to 90.5% and scheduled rent levels for Trust properties improved only slightly in Fiscal 1997 (2.25%). The severe winter of 1996-97 also impacted earnings by increasing snow removal and utility expenses and vacancy rates.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and Trustees of IRET as of April 30, 1997, were:

  Name, Age                  Business Experience During           Year Position
and Position                     Past Five Years                    Commenced
------------                     ---------------                    ---------
*C. Morris Anderson       President of North Hill Bowl, Inc.;        1970
 Age 68                   Director of Dakota Boys Ranch (25 yrs.);
 Trustee                  Director of International Inn, Inc.
                          and Norwest Bank - Minot, N.A. and a
                          Partner in Magic City Realty, Ltd.

*Ralph A. Christensen     Retired rancher; former                    1970
 Age 68                   Director of First Bank - Minot, N.A.
 Trustee and Chairman     Chairman of IRET.

*John D. Decker           Investor                                   1970
 Age 80
 Trustee

*Mike F. Dolan            Investor; Vice-Chairman of IRET.           1978
 Age 86
 Trustee & Vice-Chairman

*J. Norman Ellison, Jr.   Businessman; Managing Partner of           1970
 Age 74                   Ellison Realty Co.; Former Director
 Trustee                  of First Bank - Minot, N.A.

*Daniel L. Feist          Realtor; Broker; Real Estate Developer;    1985
 Age 65                   Builder; General Contractor; President -
 Trustee                  Owner Feist Construction & Realty;
                          Investor; Businessman, former Director
                          of First Bank System - Minot, N.A.;
                          Director N.D. Holdings, Inc. - Minot.

*Patrick G. Jones         Investor                                   1986
 Age 49
 Trustee

*Jeff L. Miller           Investor; Businessman; President of        1985
 Age 53                   M&S Concessions, Inc. and former
 Trustee & Vice-Chairman  president of Coca-Cola Bottling Co. of
                          Minot; former Director of First Bank -
                          Minot.

 Roger R. Odell           Realtor; President of IRET; Partner in     1970
 Age 71                   Odell-Wentz & Associates (Advisor to
 Trustee, President       IRET); Director of Investors Management
 and Advisor              & Marketing, Inc. and Inland National
                          Securities, Inc.; Partner in Magic City
                          Realty, Ltd.

 Thomas A. Wentz, Jr.     Attorney, Pringle & Herigstad, P.C.;       1996
 Age 31                   General Partner of WENCO, a North Dakota
 Trustee                  Limited Partnership.

 Timothy P. Mihalick      Realtor; Operations Manager of             1988
 Age 38                   Odell-Wentz & Associates (Advisor to
 Secretary                the Trust); Secretary of IRET.

* Unaffiliated Trustees.

ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on August 19, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

As of May 31, 1997, no person, nor any trustee or officer individually was known by the Trust to own beneficially more than 5% of the outstanding Shares of Beneficial
Interest.

Collectively, the Trustees owned 8.76% of such shares on said date.

Additional information regarding security ownership is to be found in portions of the Trust's definitive proxy statement for the 1997 annual meeting of shareholders, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held August 19, 1997.


                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1.   Financial Statements

          See the Table of Contents to Financial
          Statements and Supplemental Data.

     2.   Financial Statement Schedules

          The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K405:

             I Marketable Securities - Other Investments
            IV Noncurrent Indebtedness of Related Parties
                 Mortgage Loans Receivable
             X Supplemental Income Statement Information
            XI Real Estate Owned and Accumulated
                 Depreciation
           XII Investments in Mortgage Loans on Real
          Estate XIII Other Investments - Partnerships

          See the Table of Contents to Financial
          Statements and Supplemental Data.

     3.   Documents Incorporated by Reference



                                        Part of Form 10-K405
                                        into which Document
                    Document              is Incorporated
          -----------------------------  ------------------
          Proxy Statement to be filed         Part III
          in connection with the annual
          meeting of shareholders to be
          held August 19, 1997

     4.   Exhibits

          See the following list of exhibits.

     (b)  Reports on Form 8-K - None filed.

     (c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K405 for the fiscal year ended April 30, 1997. The Registrant will furnish a copy of any exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K405 or are incorporated by reference as indicated below.

     3(i) Restated Declaration of Trust of Investors Real Estate Trust, dated October 24, 1996, and filed as
            Exhibit 3(i) to Form S-11 Registration Statement effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant (File No. 0-14851) and incorporated herein by reference.

     3(ii)  IRET Properties Partnership Agreement filed as
            Exhibit 3(ii) to Form S-11 Registration Statement effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant (File No. 0-14851) and incorporated herein by reference.

    10      Advisory Agreement between the Registrant and
            Odell-Wentz & Associates, L.L.C., filed as Exhibit
            10 to said Form 10 and incorporated herein by reference.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INVESTORS REAL ESTATE TRUST

Date:   July 25, 1997     By: /S/ THOMAS A. WENTZ, SR.
                              ____________________________
                              Thomas A. Wentz, Sr.
                              Vice-President

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                   Title                     Date
         ---------                   -----                     ----
/s/ Roger R. Odell
___________________________  President, Trustee and       July 25, 1997
Roger R. Odell               Principal Executive Officer

/s/ Thomas A. Wentz, Sr.
___________________________  Vice-President               July 25, 1997
Thomas A. Wentz, Sr.


___________________________  Trustee and Chairman         July ___, 1997
Ralph A. Christensen

/s/ Mike F. Dolan
___________________________  Trustee and Vice-Chairman    July 28, 1997
Mike F. Dolan

/s/ Jeff L. Miller
___________________________  Trustee and Vice-Chairman    July 28, 1997
Jeff L. Miller

/s/ C. Morris Anderson
___________________________  Trustee                      July 28, 1997
C. Morris Anderson

/s/ J. Norman Ellison, Jr.
___________________________  Trustee                      July 29, 1997
J. Norman Ellison, Jr.

/s/ Daniel L. Feist
___________________________  Trustee                      July 28, 1997
Daniel L. Feist

/s/ Patrick G. Jones
___________________________  Trustee                      July 25, 1997
Patrick G. Jones

/s/ John D. Decker
___________________________  Trustee                      July 28, 1997
John D. Decker

/s/ Thomas A. Wentz, Jr.
___________________________  Trustee                      July 25, 1997
Thomas A. Wentz, Jr.

/s/ Timothy P. Mihalick
___________________________  Secretary                    July 29, 1997
Timothy P. Mihalick

                           INVESTORS REAL ESTATE TRUST

                                AND SUBSIDIARIES

                               MINOT, NORTH DAKOTA









                        CONSOLIDATED FINANCIAL STATEMENTS

                                      AS OF

                             APRIL 30, 1997 AND 1996

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                          INVESTORS REAL ESTATE TRUST
                              AND SUBSIDIARIES
                              TABLE OF CONTENTS

                                                             Pages
                                                             -----

INDEPENDENT AUDITOR'S REPORT                                   1


CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                2-3

  Consolidated Statements of Operations                        4

  Consolidated Statements of Shareholders' Equity              5

  Consolidated Statements of Cash Flows                      6-7

  Notes to Consolidated Financial Statements                8-18


ADDITIONAL INFORMATION

  Independent Auditor's Report on Additional Information      19

  Marketable Securities                                       20

  Noncurrent Indebtedness of Related Parties -
   Mortgage Loans Receivable                                  21

  Supplemental Income Statement Information                   22

  Real Estate and Accumulated Depreciation                 23-27

  Investments in Mortgage Loans on Real Estate             28-29

  Selected Financial Data                                     30

  Gain from Property Dispositions                             31

  Mortgage Loans                                           32-33

  Significant Property Acquisitions                           34

     Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the financial statement or notes thereon.

  Quarterly Results of Consolidated Operations (Unaudited)    35

                       INDEPENDENT AUDITOR'S REPORT




Board of Trustees
Investors Real Estate Trust
  and Subsidiaries
Minot, North Dakota


We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended April 30, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Subsidiaries as of April 30, 1997 and 1996, and the consolidated results of its operations and cash flows for the years ended April 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.





BRADY, MARTZ & ASSOCIATES, P.C.

May 23, 1997

                         INVESTORS REAL ESTATE TRUST
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           APRIL 30, 1997 AND 1996


                                    ASSETS

                                            1997           1996
                                            ----           ----
REAL ESTATE INVESTMENTS
  Property owned                        $ 191,884,509  $ 131,447,734
  Less accumulated depreciation           (16,948,156)   (13,551,571)
                                        $ 174,936,353  $ 117,896,163

  Mortgage loans receivable                 3,108,933      4,932,138
  Less- unearned discounts and deferred
         interest                             (10,524)       (18,222)
      - deferred gain from property
         dispositions                         (18,713)      (165,074)
      - allowance for loan losses            (124,881)      (267,096)
  Total real estate investments         $ 177,891,168  $ 122,377,909


OTHER ASSETS
  Cash                                      1,718,257      2,715,274
  Marketable securities - held-to-maturity 4,055,459 4,411,857 Marketable securities - available-for-
    sale                                      683,466              -
  Accounts receivable                         332,814         30,269
  Real estate deposits                        100,000              -
  Investment in partnership                    78,469         85,576
  Prepaid insurance                           248,377        128,541
  Tax and insurance escrow                  1,250,469      1,151,527
  Deferred charges                            635,464        454,685
                                        -------------  -------------
TOTAL ASSETS                            $ 186,993,943  $ 131,355,638
                                        =============  =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                             1997           1996
                                             ----           ----
LIABILITIES
  Accounts payable and accrued expenses $  3,073,071   $  3,142,190
  Mortgages payable                      115,734,946     71,699,059
  Investment certificates issued           8,187,305      5,802,469
                                        ------------   ------------
  Total liabilities                     $126,995,322   $ 80,643,718
                                        ============   ============

MINORITY INTEREST OF UNITHOLDERS IN
  OPERATING PARTNERSHIP                 $      1,002   $          -
                                        ------------   ------------


SHAREHOLDERS' EQUITY
  Shares of beneficial interest
    (unlimited authorization, no
    par value, 14,940,513 shares
    outstanding in 1997 and 13,258,908
    shares outstanding in 1996)         $ 65,073,951   $ 54,263,917
  Accumulated distributions in excess
    of net income                         (5,162,837)    (3,551,997)
  Unrealized gain on securities available-
    for-sale                                  86,505              -
                                        ------------   ------------
  Total shareholders' equity            $ 59,997,619   $ 50,711,920
                                        ------------   ------------


TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $186,993,943   $131,355,638
                                        ============   ============








 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         INVESTORS REAL ESTATE TRUST
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995



                                  1997           1996          1995
                                  ----           ----          ----
REVENUE
  Real  estate  rentals        $22,972,369    $17,635,297   $12,280,738
  Interest, discounts and fees     861,613      1,024,368     1,520,385
                               -----------    -----------   -----------
  Total   revenue              $23,833,982    $18,659,665   $13,801,123

EXPENSES
  Interest                     $ 7,638,776    $ 5,547,739   $ 3,484,310
  Depreciation                   3,584,591      2,261,724     1,767,294
  Utilities and maintenance      3,741,878      3,167,560     2,352,968
  Taxes and insurance            2,720,495      2,065,017     1,220,434
  Property management expenses   1,870,435      1,281,311       779,024
  Advisory and trustee services    559,149        458,019       336,142
  Operating expenses               158,627        162,588        79,974
  Amortization                      60,588         97,900        20,659
  Provision for loan losses              -              -       200,000
                               -----------    -----------   -----------
  Total   expenses             $20,334,539    $15,041,858   $10,240,805
                               ===========    ===========   ===========

OPERATING INCOME               $ 3,499,443    $ 3,617,807   $ 3,560,318

GAIN ON SALE OF PROPERTIES         398,424        994,163       407,512

MINORITY INTEREST PORTION OF
  OPERATING PARTNERSHIP INCOME         (18)             -             -
                               -----------    -----------   -----------

NET INCOME                     $ 3,897,849    $ 4,611,970   $ 3,967,830
                               ===========    ===========   ===========


Net income per share:
  Operating income                 $.25          $.30          $.34
  Gain on sale of investments       .03           .08           .04
                                   ----          ----          ----
  Net income                       $.28          $.38          $.38
                                   ====          ====          ====





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              INVESTORS REAL ESTATE TRUST
                                    AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995




                                            Accumulated        Unrealized
                              Shares of    Distributions          Gain            Total
                              Beneficial    in excess of      on Securities    Shareholders'
                              Interest      Net Income     Available-for-Sale     Equity
                              ----------   -------------   ------------------  -------------
BALANCE,  MAY 1, 1994        $34,096,966    $(4,099,777)      $         -      $29,997,187

Net income                             -      3,967,830                 -        3,967,830
Dividends distributed                  -     (3,592,986)                -       (3,592,986)
Dividends reinvested           2,175,278              -                 -        2,175,278
Sale of shares                 5,288,343              -                 -        5,288,343
                             -----------    -----------       -----------      -----------

BALANCE, APRIL 30, 1995      $41,560,587    $(3,724,933)      $         -      $37,835,654

Net income                             -      4,611,970                 -        4,611,970
Dividends  distributed                 -     (4,439,034)                -       (4,439,034)
Dividends reinvested           3,100,988              -                 -        3,100,988
Sale of shares                 9,820,470              -                 -        9,820,470
Shares repurchased              (218,128)             -                 -         (218,128)
                             -----------    -----------       -----------      -----------

BALANCE, APRIL 30, 1996      $54,263,917    $(3,551,997)      $         -      $50,711,920

Net income                             -      3,897,849                 -        3,897,849
Dividends  distributed                 -     (5,508,689)                -       (5,508,689)
Dividends reinvested           3,579,744              -                 -        3,579,744
Sale of shares                 9,025,706              -                 -        9,025,706
Shares repurchased            (1,795,416)             -                 -       (1,795,416)
Increase in unrealized
  gain on securities
  available-for-sale                   -              -            86,505           86,505
                             -----------    -----------      ------------      -----------

BALANCE,  APRIL 30, 1997     $65,073,951    $(5,162,837)     $     86,505      $59,997,619
                             ===========    ===========      ============      ===========





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                  INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995

                                                   1997              1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  income                                  $  3,897,849      $  4,611,970      $  3,967,830
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                3,645,179         2,359,624         1,787,953
     Minority interest portion of operating
       partnership income                                18                 -                 -
     Accretion  of  discount  on  contracts          (7,698)          (16,570)          (14,670)
     Gain  on  sale  of  properties                (398,424)         (994,163)         (407,512)
     Interest reinvested in investment
       certificates                                 288,517           161,813           205,491
     Changes in other assets and liabilities:
       Increase in real estate deposits            (100,000)                -                 -
       Increase in other assets                    (596,053)         (273,636)         (119,685)
       Increase  in  tax  and  insurance escrow     (98,942)         (834,007)           (3,603)
       Increase (decrease) in accounts payable
         and accrued expenses                       (69,119)        1,219,771          (108,444)
                                               ------------      ------------      ------------
   Net  cash  provided from operating
     activities                                $  6,561,327      $  6,234,802      $  5,307,360
                                               ============      ============      ============

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of marketable
    securities held-to-maturity                $    356,398      $    417,952      $    441,644
  Principal payments on mortgage loans
    receivable                                    1,706,202         2,642,346         4,059,328
  Proceeds from sale of property                          -           389,784                 -
  Payments for acquisition and
    improvement of properties                   (38,046,177)      (32,462,846)      (10,584,694)
  Purchase of marketable securities
    available-for-sale                             (596,961)                -                 -
  Investment in mortgage loans receivable        (2,835,212)       (1,784,981)         (653,952)
                                               ------------      ------------      ------------
  Net  cash  used for investing activities     $(39,415,750)     $(30,797,745)     $ (6,737,674)
                                               ============      ============      ============

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of shares                $  9,025,706      $  9,820,470      $  5,288,343
  Proceeds from investment certificates issued   4,225,004         1,695,924           947,093
  Proceeds  from  mortgages  payable            27,094,270        29,025,001         2,092,266
  Proceeds from short-term lines of credit       8,450,000                 -                 -
  Proceeds from sale of minority interest            1,000                 -                 -
  Repurchase of shares                          (1,795,416)         (218,128)                -
  Dividends paid                                (1,930,455)       (1,338,046)       (1,417,708)
  Redemption of investment certificates         (2,128,686)         (917,732)         (695,803)
  Principal payments on mortgage loans          (2,634,017)      (15,554,717)       (1,979,111)
  Payments on short-term lines of credit        (8,450,000)                -                 -
                                              ------------      ------------      ------------
  Net  cash  provided  from financing
    activities                                $ 31,857,406      $ 22,512,772      $  4,235,080
                                              ------------      ------------      ------------

NET  INCREASE  (DECREASE) IN CASH             $   (997,017)     $ (2,050,171)     $  2,804,766

CASH AT BEGINNING OF YEAR                        2,715,274         4,765,445         1,960,679
                                              ------------      ------------      ------------

CASH  AT  END  OF YEAR                        $  1,718,257      $  2,715,274      $  4,765,445
                                              ============      ============      ============


                                           1997          1996          1995
                                           ----          ----          ----
SUPPLEMENTARY SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES
  Dividends reinvested                 $ 3,579,744   $ 3,100,988    $ 2,175,278
  Real estate investment and mortgage
    loans receivable acquired through
    assumption of mortgage loans
    payable and accrual of costs        19,575,635     8,232,568     15,917,788
  Mortgage loan receivable transferred
    to property owned                    2,810,000             -              -
  Proceeds from sale of properties
    deposited directly with escrow agent   455,329       426,352        940,258
  Mortgages paid directly by
    owner of contract                            -             -        543,598
  Interest reinvested directly in
    investment certificates                288,517       161,813        205,491



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest paid on mortgages        $ 6,773,978   $ 4,661,065    $ 3,109,727
     Interest paid on investment
       certificates                        508,686       292,660        157,233
                                       -----------   -----------    -----------
                                       $ 7,282,664   $ 4,953,725    $ 3,266,960
                                       ===========   ===========    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          APRIL 30, 1997, 1996 AND 1995


NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF OPERATIONS - Investors Real Estate Trust qualifies under
       Section 856 of the Internal Revenue Code as a real estate investment trust. The Trust has properties located throughout the Upper Midwest, with principal offices located in Minot, North Dakota. The Company invests in commercial and residential real estate, real estate contracts, real estate related governmental backed securities (GNMA), and equity securities in other real estate investment trusts.

       Effective February 1, 1997, the Trust reorganized its structure in order to convert to Umbrella Partnership Real Estate Investment Trust (UPREIT) status. The Trust established an operating partnership (IRET Properties, a North Dakota Limited Partnership) with a wholly owned corporate subsidiary acting as its sole general partner (IRET, Inc., a North Dakota Corporation). At that date, the Trust transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units.

       The general partner has full and exclusive management responsibility for the real estate investment portfolio owned by the operating partnership. The partnership will be operated in a manner that will allow IRET to continue its qualification as a real estate investment trust under the Internal Revenue Code.

       All limited partners of the operating partnership will have "exchange rights" allowing them, at their option, to exchange their limited partnership units for shares of the Trust on a one for one basis. The exchange rights are subject to certain restrictions including no exchanges for at least one year following the acquisition of the limited partnership units. The operating partnership will distribute cash on a quarterly basis in the amounts determined by the Trust which will result in each limited partner receiving the same dividends as a Trust shareholder.

       BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Investors Real Estate Trust and all of its subsidiaries in which it maintains a controlling interest. The Trust is the sole shareholder of IRET, Inc. which is the general partner of the operating partnership, IRET Properties. IRET Properties is a general partner in six limited partnerships, and due to the immaterial involvement of the limited partners, has substantial influence over their operations. These limited partnerships are as follows:

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

       DEPRECIATION is provided to amortize the cost of individual assets over their estimated useful lives using principally the straightline method. Useful lives range from 12 years for furniture and fixtures to 20 - 40 years for buildings and improvements.

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

       MARKETABLE SECURITIES - The Trust's investments in securities are classified as securities "held-to-maturity" and securities "available-for-sale". The securities classified as held-to-maturity consist of Government National Mortgage Association securities for which the Trust has the positive intent and ability to hold to maturity. They are reported at cost, adjusted by amortization of premiums and accretion of discounts which are recognized in interest income using the straight line method over the period to maturity which approximates the effective interest method.

       The securities classified as "available-for-sale" consist of equity shares in other real estate investment trusts and are stated at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in shareholders' equity. Cost of securities sold are recognized on the basis of specific identification.

       INVESTMENT IN PARTNERSHIP - The Trust is accounting for its investment in Chateau Properties, Ltd. under the equity method of accounting, wherein the appropriate portion of the earnings or loss is recognized currently. The Operating Partnership has a general partnership interest in the limited partnership. Chateau
       Properties, Ltd. has invested in real estate properties.

       MINORITY INTEREST - Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement.

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

       UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for a partnership interest. The UPREIT concept was born when the non-recognition provisions of
       Section 721 of the Internal Revenue Code were combined with "Exchange Rights" which allow the contributing partner to exchange the limited partnership interest received in exchange for the appreciated real estate for the Trust stock. Upon conversion of the partnership units to Trust shares, a taxable event occurs for that limited partner. Income or loss of the operating partnership shall be allocated among its partners in compliance with the provisions of Internal Revenue Code Sections 701 (b) and 704 (c).

       REVENUE RECOGNITION - Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased to tenants for various terms exceeding one year. Lease terms often include renewal options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rental income is recognized as it is earned, which is not materially different than on a straight-line basis.

       Profit on sales of real estate shall be recognized in full when real estate is sold, provided:
          a. The profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will be collectible can be estimated.

          b. The earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit.

       Based on the economic climate and the terms of many contracts, the collectibility of the sales price was not reasonably assured as required by generally accepted accounting principles. Consequently, the Trust uses the installment method of accounting for profits on several property sales as it more fairly reflects earned revenue.

       Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non performing loans, income is recognized as discussed in Note 4.

       INTEREST CAPITALIZATION - Interest is capitalized on accumulated expenditures relating to the acquisition and development of certain qualifying properties.

       RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.


NOTE 2 - OFF-BALANCE-SHEET RISK

       The Trust had deposits at Norwest Bank, North Dakota, N.A., and First American Bank which exceeded Federal Deposit Insurance Corporation limits by $31,658 and $335,999, respectively, at April 30, 1997.


NOTE 3 - PROPERTY OWNED UNDER LEASE

       Property consisting principally of real estate owned under lease is stated at cost less accumulated depreciation and is summarized as follows:

                                       April 30, 1997         April 30, 1996
                                       --------------         --------------
           Residential                 $ 149,643,413          $   96,029,855
             Less accumulated
              depreciation               (11,845,692)             (9,620,990)
                                       -------------          --------------
                                       $ 137,797,721          $   86,408,865
                                       -------------          --------------

           Commercial                  $  42,241,096          $   35,417,879
             Less accumulated
              depreciation                (5,102,464)             (3,930,581)
                                       -------------          --------------
                                       $  37,138,632          $   31,487,298
                                       =============          ==============

           Remaining cost              $ 174,936,353          $  117,896,163

                                       =============          ==============

       There were no repossessions during the years ended April 30, 1997 and 1996.

       The above cost of residential real estate owned included construction in progress of $2,482,849 and $12,544,357 as of April 30, 1997 and 1996, respectively.

       Construction period interest of $269,513 has been capitalized for the year ended April 30, 1997. Construction period interest of $690,665 was capitalized for the year ended April 30, 1996.

       Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $18,935,111, $12,286,492 and $9,076,477 for the years ended April 30, 1997, 1996 and 1995, respectively.

       Gross revenues from commercial property rentals totaled
       $4,037,258, $5,348,805, and $3,204,261 for the years ended April
       30, 1997, 1996, and 1995, respectively. Commercial properties are leased to tenants under terms of leases expiring at various dates through 2015. Lease terms often include renewal options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rents based on a percentage of sales totaled $16,517, $25,054 and $16,586 for the years ended April 30, 1997, 1996 and 1995, respectively.

       The future minimum lease payments to be received under these operating leases for the commercial properties as of April 30, 1997, are as follows:

            Year ending April 30,
                  1998                 $  3,915,469
                  1999                    3,837,598
                  2000                    3,639,671
                  2001                    3,601,838
                  2002                    3,486,406
                  Thereafter             25,631,642
                                       ------------
                                       $ 44,112,624
                                       ============

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

       Future principal payments due under the mortgage loan contracts as of April 30, 1997 are as follows:

             Year ending April 30,
                  1998                 $  1,513,357
                  1999                      192,186
                  2000                      298,323
                  2001                       84,946
                  2002                       91,647
                  Later years               928,474
                                       ------------
                                       $  3,108,933
                                       ============

       Details concerning mortgage loans receivable from related parties can be found in Note 9.

       Non-performing mortgage loans receivable were $174,911 at April 30, 1997 and $377,464 at April 30, 1996. These loans are recognized as impaired in conformity with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. The total allowance for credit losses related to those loans was approximately $30,000 and $151,800, respectively. The average balance of impaired loans for the year ended April 30, 1997 was approximately $276,000. For impairment recognized in conformity with FASB Statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Additional interest income that would have been earned on these loans if they had not been nonperforming amounted to approximately $33,000 in 1997 and $31,600 in 1996. Interest income on non-performing loans recognized on a cash basis amounted to approximately $-0- in 1997 and $18,600 in 1996.

NOTE 5 - MARKETABLE SECURITIES

       The amortized cost and estimated market values of marketable securities held-to-maturity at April 30, 1997 and 1996 are as follows:

       1997
       ----                                 Gross         Gross
                            Amortized     Unrealized     Unrealized     Fair
       Issuer                 Cost          Gains         Losses        Value
       ------              -----------   -----------    -----------  -----------
          GNMA             $ 4,055,459   $         -    $   166,031  $ 3,889,428
                           ===========   ===========    ===========  ===========

       1996
       ----
          GNMA             $ 4,411,857   $         -    $   129,412  $ 4,282,445
                           ===========   ===========    ===========  ===========

       The amortized cost and estimated market values of marketable securities available-for-sale at April 30, 1997 and 1996 are as follows:

       1997
       ----                                  Gross         Gross
                            Amortized      Unrealized    Unrealized     Fair
                              Cost           Gains         Losses       Value
                           -----------    -----------   -----------  -----------
       Equity shares in
         other REIT's      $   596,961    $    90,015   $     3,510  $   683,466
                           ===========    ===========   ===========  ===========

       1996
       ----

       Equity shares in
         other REIT's      $         -    $         -   $         -  $         -
                           ===========    ===========   ===========  ===========

       There were no realized gains or losses on sales of securities for the years ended April 30, 1997, 1996 and 1995.

       Marketable securities held-to-maturity consist of Governmental National Mortgage Association (GNMA) securities bearing interest from 6.5% to 9.5% with maturity dates ranging from May 15, 2016 to June 15, 2023. The following is a summary of the maturities of securities held-to-maturity at April 30, 1997 and 1996:

                                     1997                      1996
                           ------------------------  ------------------------
                            Amortized      Fair       Amortized      Fair
                              Cost         Value        Cost         Value
                           -----------  -----------  -----------  -----------
       Due after 10 years  $ 4,055,459  $ 3,889,428  $ 4,411,857  $ 4,282,445
                           ===========  ===========  ===========  ===========


NOTE 6 - MORTGAGES PAYABLE

       Mortgages payable as of April 30, 1997, included mortgages on properties owned totaling $115,608,689, and mortgages of $126,257 on property sold on contract. The carrying value of the related real estate owned was $165,399,893 and the carrying value of the related mortgage loans receivable was $353,480 as of April 30, 1997.


NOTE 6 - (CONTINUED)

       Mortgages payable as of April 30, 1996, included mortgages on properties owned totaling $71,327,918, and mortgages of $371,141 on property sold on contract. The carrying value of the related real estate owned was $106,653,490 and the carrying value of the related mortgage loans receivable was $905,752 as of April 30, 1996.

       Monthly installments are due on the mortgages with interest rates ranging from 7.13% to 10.00% and with varying maturity dates through November 30, 2034.

       The aggregate amount of required future principal payments on mortgages payable is as follows:

           Years ending April 30,
                1998                          $  2,763,852
                1999                             2,953,508
                2000                             6,115,493
                2001                             3,258,957
                2002                             3,520,246
                Later years                     97,122,890
                                              ------------
                Total payments                $115,734,946
                                              ============

       As of April 30, 1997, the Trust had lines of credit available from two financial institutions. An unsecured line of credit was issued form First Western Bank & Trust on September 6, 1996, in the amount of $2,000,000 carrying an interest rate equal to prime and maturing September 1, 1997. A second unsecured line of credit from First International Bank & Trust was issued September
       12, 1996, in the amount of $2,500,000 carrying an interest rate equal to prime and maturing September 12, 1997. Interest payments are due monthly on both notes. As of April 30, 1997, the Trust had no upaid balances on either line of credit.


NOTE 7 - INVESTMENT CERTIFICATES ISSUED

       The Trust has placed investment certificates with the public.
       The interest rates vary from 7% to 11% per annum, depending on the term of the security. Total securities maturing within fiscal years ending April 30 are shown below. Interest is paid annually, semiannually, or quarterly on the anniversary date of the security.

           Due in years ending April 30
                  1998                        $ 4,454,245
                  1999                            837,611
                  2000                          1,502,516
                  2001                             92,082
                  2002                            849,792
                  Thereafter                      451,059
                                              -----------
                                              $ 8,187,305
                                              ===========

NOTE 8 - DEFERRED GAIN FROM PROPERTY DISPOSITIONS

       Deferred gain represents gain from property dispositions that have been reported on the installment method. With the installment method of reporting, the proportionate share of the gain is recognized at the point cash is received. Deferred gain recognized on the installment basis was $146,361, $476,913, and $19,917 for the years ended April 30, 1997, 1996 and 1995, respectively.


NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

       Mr. Roger R. Odell and Mr. Thomas A. Wentz, Sr., officers and shareholders of the Trust, are partners in Odell-Wentz &
       Associates, the advisor to the Trust. Under the Advisory Contract between the Trust and Odell-Wentz & Associates, the Trust pays an advisor's fee based on the net assets of the Trust and a percentage fee for investigating and negotiating the acquisition of new investments. For the year ended April 30, 1997, Odell-Wentz &
       Associates received total fees under said agreement of $489,533.
       The fees for April 30, 1996 were $484,086, and for April 30, 1995 were $339,128.

       For the years ended April 30, 1997, 1996 and 1995, the Trust has capitalized $177,834, $115,993 and $49,323, respectively, of these fees, with the remainder of $311,699, $368,093 and $289,805, respectively, expensed as advisory and trustee fees on the statement of operations. The advisor is obligated to provide office space, staff, office equipment and computer services and other services necessary to conduct the business affairs of the Trust.

       Investors Management and Marketing (IMM) provides property management services to the Trust. Roger R. Odell is a shareholder in IMM. IMM received $408,904, $281,717 and $212,018 for services rendered for years ended April 30, 1997, 1996 and 1995, respectively.

       Inland National Securities is a corporation that provides underwriting services in the sale of additional shares for the Trust. Roger R. Odell is also a shareholder in Inland National
       Securities. Fees for services totaled $291,143 for the year ended
       April 30, 1997, $269,656 for the year ended April 30, 1995, and
       $272,615 for the year ended April 30, 1995.

       The Trust paid fees and expense reimbursements to the law firm in which Thomas A. Wentz, Sr. is a partner totaling $36,045, $23,488 and $4,890 for the years ended April 30, 1997, 1996 and 1995, respectively.

       Investment certificates issued by the Trust to officers and trustees totaled $519,528 at April 30, 1997 and $1,258,133 at April
       30, 1996.


NOTE 10 - MARKET PRICE RANGE OF SHARES

       Investors Real Estate Trust shares are traded on the Over-The-
       Counter-Market. The price range is as follows:

                                       Bid            Ask
                                 --------------  --------------
                                   Low     High    Low     High
           1995                  $ 5.49  $ 5.89  $ 6.10  $ 6.40
           1996                    5.89    6.30    6.40    6.85
           1997                    6.44    6.62    7.00    7.20

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

          Accrued interest payable - The carrying amount approximates fair value because of the short-term nature of when interest will be paid.

       The estimated fair values of the Company's financial instruments are as follows:

NOTE 11 - (CONTINUED)

                                  1997                        1996
                         ------------------------  -------------------------
                           Carrying       Fair        Carrying     Fair
                            Amount        Value        Amount      Value
                         ------------------------  -------------------------
     FINANCIAL ASSETS
       Mortgage loan
         receivable      $  3,108,933 $  3,108,933 $  4,932,138 $  4,949,278
       Cash                 1,718,257    1,718,257    2,715,274    2,715,274
       Marketable securities
         held-to-maturity   4,055,459    3,889,428    4,411,857    4,282,445
       Marketable securities
         available-for-sale   683,466      683,466            -            -

     FINANCIAL LIABILITIES
       Mortgages payable $115,734,946 $113,007,861 $ 71,699,059 $ 70,694,035
       Investment certificates
         issued             8,187,305    8,136,971    5,802,469    5,692,317
       Accrued interest
         payable            1,012,193    1,012,193      656,080      656,080

                         ADDITIONAL INFORMATION

         INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION




Board of Trustees
Investors Real Estate Trust
  and Subsidiaries
Minot, North Dakota


Our report on our audit of the basic consolidated financial statements of Investors Real Estate Trust and Subsidiaries for the years ended April 30, 1997, 1996 and 1995, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 19 through 35 related to the 1997, 1996 and 1995 consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for information on page 35 that is marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended April 30, 1997, 1996 and 1995, taken as a whole.

We also have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Investors Real Estate Trust and Affiliated Partnerships as of April 30, 1994, and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended April 30, 1994 and 1993, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 30 relating to the 1994 and 1993 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.




BRADY, MARTZ & ASSOCIATES, P.C.

May 23, 1997

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
                          APRIL 30, 1997 AND 1996



Schedule I
MARKETABLE SECURITIES


                      April 30, 1997            April 30, 1996
                  ----------------------    ----------------------
                  Principal                 Principal
                   Amount       Market       Amount        Market
                  ----------  ----------    ----------  ----------
GNMA Pools        $4,055,459  $3,889,428    $4,411,857  $4,282,445
                  ==========  ==========    ==========  ==========


                     Cost       Market        Cost        Market
                  ----------  ----------   ----------  ----------
Equity shares in
  other REIT's    $  596,961  $  683,466   $        -  $        -
                  ==========  ==========   ==========  ==========

                       INVESTORS REAL ESTATE TRUST
                            AND SUBSIDIARIES
                         APRIL 30, 1997 AND 1996


Schedule IV
NONCURRENT INDEBTEDNESS OF RELATED PARTIES

MORTGAGE LOANS RECEIVABLE

                            Beginning                              Ending
                             Balance     Additions    Deductions   Balance
                           -----------  -----------  -----------   ----------
Year ended April 30, 1996
 Chateau  Properties, Ltd. $ 1,331,175  $         -  $ 1,331,175   $         -
 Investors Management
   and Marketing               118,137            -      118,137             -
                           $ 1,449,312  $         -  $ 1,449,312   $         -

There were no balances outstanding during the year ended April 30,    1997.

                         INVESTORS REAL ESTATE TRUST
                              AND SUBSIDIARIES
               FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995



Schedule X
SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                          Charged to Costs and Expenses
                              ---------------------------------------------------
                                  1997               1996                1995
                              ------------       ------------        ------------
Item
  Maintenance  and repairs    $  1,812,496       $  1,702,365        $  1,338,236
  Taxes, other than payroll and
    income taxes
    Property taxes               2,515,631          1,873,720           1,078,712
  Royalties                              *                  *                   *
  Advertising costs                      *                  *                   *

  * Less than 1 percent of total revenues

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                                 APRIL 30, 1997


Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                            COST CAPITALIZATION SUBSEQUENT
                                                      INITIAL COST TO TRUST         TO ACQUISITION
                                                ----------------------------------------------------------
                                                                BUILDING &                       CARRYING
                                 ENCUMBRANCES        LAND      IMPROVEMENTS    IMPROVEMENTS        COSTS
                                 ------------        ----      ------------    ------------        -----
APARTMENTS
1112 32nd Ave. SW                $    395,737   $     50,000   $    543,147    $      1,953    $   871,021
1305 Birch St., Marshall, MN          116,968         35,000        275,000          92,791              0
177 10th Ave E, Dickinson             230,341         40,000        318,109          13,868              0
312 12th Ave NW, Mandan, ND            29,892         20,000        236,750           5,062              0
405 Grant Ave, Harvey, ND                   0         13,584        157,211          47,404              0
4301-4313 9th Ave SW, Fargo           506,456         52,870        908,727          45,282              0
Beulah Condos, ND                           0          6,360        336,589          85,686              0
Bison Properties                      114,153        100,210      1,348,127         131,288              0
Candlelight Apts, Fargo, ND           519,133         80,040        757,977          12,306              0
Century Apts, Dickinson             1,559,661        100,000      1,564,598         152,344              0
Century Apts, Williston, ND         2,640,305        200,000      3,166,750         293,732              0
Circle Fifty, Billings, MT                  0        491,247      1,456,757               0         63,098
Colton Heights Properties             361,356         80,000        734,286           2,754              0
Columbia Park Phase II, GF                  0        661,855         14,981               0              0
Cottonwood Lake, Bismarck                   0      1,055,862              0               0              0
Crestview Apts, Bismarck            2,748,588        235,000      4,290,031         118,170              0
Eastgate Properties                         0         23,917      1,490,181         231,974              0
Forest Park Estates, G Forks        4,127,732        810,000      5,579,164         394,384              0
Hill Park Properties                1,437,430        224,750      2,562,296          36,302              0
Jenner Prop. - UPREIT                       0              0          5,400               0              0
Legacy Apts, Grand Forks            3,986,207        700,000      6,021,189          47,636        177,986
Miramont Apts, Ft. Collins, CO     11,566,494      1,470,000     12,765,460               0              0
Neighborhood Apt, Co Springs, CO    7,501,027      1,033,592      9,811,600           4,369              0
North Pointe 49, Bismarck           1,345,937        143,500      2,120,413           9,161        123,687
Oak Manor Apts, Dickinson             234,590         25,000        225,000          40,726              0
Oakwood Estates, S Falls, SD        2,200,254        342,800      2,783,950         275,469              0
Oxbow 120 Units, Sioux Falls        3,486,180        404,072      4,494,441          55,940              0
Park Meadows, Waite Park, MN        8,025,780      1,143,450      9,099,297               0              0
Park Place, Waseca, MN                      0         40,000        634,737         136,083              0
Parkway Apts, Beulah, ND                    0          7,000         40,738          45,992              0
Pine Cone Apts, Ft. Collins        10,591,870        904,545     12,167,093           7,946              0
Pointe West Apts, Minot             2,284,864        240,000      3,537,775          46,620              0
Prairie Winds Apts, S Falls         1,363,526        144,097      1,816,011           8,169              0
Rocky Meadows 96, Billings          2,950,765        655,985      5,588,113          34,518        103,378
Rosewood/Oakwood, S Falls           1,306,291        200,000      1,738,245               0              0
Scottsbluff, NE                             0         60,000        570,000          77,592              0
South Pointe Phase I, Minot         2,711,007        275,000      4,252,511          17,098        279,140
South Pointe Phase II, Minot        2,937,082        275,000      4,898,464          17,099        123,732
Southview Apts, Minot                       0        185,000        468,585          15,164              0
Southwind Apts, Grand Forks         3,589,435        400,000      5,033,683          96,531              0
Sweetwater Properties                 224,267         90,767      1,208,847         281,152              0
Virginia Apts, Minot                        0         37,600        163,036          18,729              0
West Stonehill, St Cloud, MN        8,119,358        939,000     10,167,355         123,274              0
Woodridge Apts, Rochester           4,379,282        370,000      6,028,096               0              0
                                 ------------   ------------   ------------    ------------    -----------
                                 $ 93,591,968   $ 14,367,103   $131,380,720    $  3,024,569    $   871,021
                                 ============   ============   ============    ============    ===========

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)


                                                                            COST CAPITALIZATION SUBSEQUENT
                                                      INITIAL COST TO TRUST         TO  ACQUISITION
                                                ----------------------------------------------------------
                                                                BUILDING &                       CARRYING
                                 ENCUMBRANCES        LAND      IMPROVEMENTS    IMPROVEMENTS        COSTS
                                 ------------        ----      ------------    ------------        -----
OFFICE BUILDINGS
1st Avenue Building              $          0   $     30,000   $    219,496    $    546,452    $         0
401 South Main                              0         70,600        334,308          70,341              0
408 1st Street SE, Minot                    0         10,000         34,836           2,037              0
Creekside Office Bldg, Billings       912,165        311,310      1,088,149         199,871              0
Lester Chiropractic Clinic                  0         25,000        243,917               0              0
Walters 214 So. Main, Minot            10,086         27,055         76,076           7,918              0
                                 ------------   ------------   ------------    ------------    -----------
                                 $    922,251   $    473,965   $  1,996,782    $    826,619    $         0
                                 ------------   ------------   ------------    ------------    -----------

COMMERCIAL
Arrowhead Shopping Center        $          0   $    100,359   $  1,063,925    $  1,273,998    $         0
Barnes & Noble, Fargo               2,229,880        540,000      2,752,012               0              0
Barnes & Noble, Omaha, NE           2,415,703        600,000      3,099,101               0              0
Carmike Theatre, Grand Forks        1,676,716        183,515      2,292,653           2,501         67,068
Computer City, Kentwood, MI         1,534,724        225,000      1,888,574               0              0
Edgewood Vista, Missoula, MT          647,500        108,900        853,528               0              0
Hutchinson Tech, S Falls, SD        2,349,413        244,800      4,029,426         154,800              0
Lindberg Bldg, Eden Prairie           813,700        198,000      1,154,404         103,385              0
Minot Plaza, Minot, ND                      0         50,000        452,898           2,339              0
Pet Food Warehouse, Fargo             802,327        324,148        900,325          27,216         27,245
Pioneer Seed, Moorhead, MN            326,808         56,925        548,075          48,876              0
Retail Warehouse, Boise, ID         3,577,824        765,000      4,874,576               0              0
Stone Container, Fargo              3,153,155        440,251      4,409,079          59,999         89,156
Superpumper, Bottineau, ND                  0         15,000        186,013         100,000              0
Superpumper, Crookston, MN                  0         13,125        214,513         201,500              0
Superpumper, Emerado, ND                    0         25,000        225,564          46,500              0
Superpumper, Grand Forks, ND                0         80,000        405,007               0              0
Superpumper, Langdon, ND                    0         59,674        151,500          28,038              0
Superpumper, New Town, ND                   0         69,900        180,100               0              0
Superpumper, Sidney, MT                     0         12,000        108,600               0              0
Wedgewood, Sweetwater, GA           1,566,720        334,346      2,475,654               0              0
                                 ------------   ------------   ------------    ------------    -----------
                                 $ 21,094,470   $  4,445,943   $ 32,265,167    $  2,049,151    $   183,469
                                 ------------   ------------   ------------    ------------    -----------
TOTALS                           $115,608,689   $ 19,287,011   $165,642,669    $  5,900,339    $ 1,054,490
                                 ============   ============   ============    ============    ===========

                                                                                                 LIFE ON WHICH
                                            BUILDINGS                                            LATEST INCOME
                                               AND                     ACCUMULATED      DATE       STATEMENT
                                 LAND      IMPROVEMENTS      TOTAL     DEPRECIATION   ACQUIRED    IS COMPUTED
                                 ----      ------------      -----     ------------   --------    -----------
APARTMENTS
1112 32nd Ave. SW            $     50,000  $    545,100  $    595,100  $    20,412      1996      12-40 years
1305 Birch St., Marshall, MN       35,360       367,431       402,791       67,353      1988      12-40 years
177 10th Ave E, Dickinson          40,278       331,699       371,977       60,338      1989      12-40 years
312 12th Ave NW, Mandan, ND        20,000       241,812       261,812       44,521      1989      12-40 years
405 Grant Ave, Harvey, ND          14,674       203,525       218,199       26,092      1991      12-40 years
4301-4313 9th Ave SW, Fargo        68,868       938,011     1,006,879      203,842      1988      12-40 years
Beulah Condos, ND                  78,339       350,296       428,635      291,695      1983      12-40 years
Bison Properties                  100,210     1,479,416     1,579,626    1,076,049      1972      25-40 years
Candlelight Apts, Fargo, ND        80,040       770,283       850,323       85,625      1993      12-40 years
Century Apts, Dickinson           126,738     1,690,204     1,816,942      497,446      1986      12-40 years
Century Apts, Williston, ND       274,971     3,385,511     3,660,482    1,059,727      1986      12-40 years
Circle Fifty, Billings, MT        491,247     1,519,855     2,011,102            0      1996         40 years
Colton Heights Properties          80,095       736,945       817,040      320,817      1984      33-40 years
Columbia Park Phase II, GF        676,836             0       676,836            0      1996         40 years
Cottonwood Lake, Bismarck       1,055,862             0     1,055,862            0      1997         40 years
Crestview Apts, Bismarck          235,000     4,408,201     4,643,201      378,360      1994      12-40 years
Eastgate Properties                28,639     1,717,433     1,746,072    1,265,208      1970      33-40 years
Forest Park Estates, G Forks      811,954     5,971,595     6,783,548      644,490      1993      12-40 years
Hill Park Properties              245,653     2,577,695     2,823,348    1,055,567      1985      33-40 years
Jenner Prop. - UPREIT                   0         5,400         5,400            0      1996         40 years
Legacy Apts, Grand Forks          700,000     6,246,811     6,946,811       78,276      1996         40 years
Miramont Apts, Ft. Collins, CO  1,470,000    12,765,460    14,235,460      159,568      1996         40 years
Neighborhood Apt, Co Sprgs, CO  1,033,592     9,815,969    10,849,561      122,700      1996         40 years
North Pointe 49, Bismarck         143,500     2,253,261     2,396,761       82,734      1995      12-40 years
Oak Manor Apts, Dickinson          29,012       261,714       290,726       47,606      1989      12-40 years
Oakwood Estates, S Falls, SD      342,800     3,059,419     3,402,219      329,988      1993      12-40 years
Oxbow 120 Units, Sioux Falls      404,072     4,550,381     4,954,453      282,784      1994      12-40 years
Park Meadows, Waite Park, MN    1,143,450     9,099,297    10,242,747      113,741      1997         40 years
Park Place, Waseca, MN             40,000       770,820       810,820      268,803      1988      12-40 years
Parkway Apts, Beulah, ND           11,816        81,914        93,730       10,673      1988      12-40 years
Pine Cone Apts, Ft. Collins       904,545    12,175,039    13,079,584      608,454      1994         40 years
Pointe West Apts, Minot           240,000     3,584,395     3,824,395      311,075      1994      12-40 years
Prairie Winds Apts, S Falls       144,097     1,824,179     1,968,277      204,428      1993      12-40 years
Rocky Meadows 96, Billings        655,984     5,726,009     6,381,994       71,575      1996         40 years
Rosewood/Oakwood, S Falls         200,000     1,738,246     1,938,246       21,728      1996         40 years
Scottsbluff, NE                    60,000       647,592       707,592      134,553      1988         40 years
South Pointe Phase I, Minot       275,000     4,548,749     4,823,749      166,362      1995      12-40 years
South Pointe Phase II, Minot      275,000     5,039,295     5,314,295       62,991      1996         40 years
Southview Apts, Minot             185,000       483,749       668,749       31,818      1994      12-40 years
Southwind Apts, Grand Forks       409,892     5,120,322     5,530,214      190,097      1996      12-40 years
Sweetwater Properties              94,270     1,486,496     1,580,766      931,837      1972      33-40 years
Virginia Apts, Minot               37,600       181,765       219,365       58,191      1987      12-40 years
West Stonehill, St Cloud, MN      939,000    10,290,629    11,229,629      382,817      1995         40 years
Woodridge Apts, Rochester         370,000     6,028,095     6,398,095       75,351      1996         40 years
                             ------------  ------------  ------------  -----------
                             $ 14,623,394  $135,020,019  $149,643,413  $11,845,692
                             ------------  ------------  ------------  -----------

                                                                                                 LIFE ON WHICH
                                            BUILDINGS                                            LATEST INCOME
                                               AND                     ACCUMULATED       DATE      STATEMENT
                                 LAND      IMPROVEMENTS      TOTAL     DEPRECIATION    ACQUIRED   IS COMPUTED
                                 ----      ------------      -----     ------------    --------   -----------
OFFICE BUILDINGS
1st Avemue Building          $     67,710  $    728,238  $    795,948  $   296,575       1981     20-40 years
401 South Main, Minot              70,722       404,527       475,249      114,020       1987     12-40 years
408 1st Street SE, Minot           10,016        36,858        46,873       20,140       1986     12-40 years
Creekside Office Bldg, Billings   311,310     1,288,020     1,599,330      162,195       1992        40 years
Lester Chiropractic Clinic         25,000       243,916       268,917       52,010       1988        40 years
Walters 214 So Main, Minot         27,829        83,220       111,049       72,240       1978     12-40 years
                             ------------  ------------  ------------  -----------
                             $    512,587  $  2,784,779  $  3,297,366  $   717,180
                             ------------  ------------  ------------  -----------

COMMERCIAL
Arrowhead Shopping Center    $    100,411  $  2,337,870  $  2,438,282  $ 2,067,593       1973   15 1/2-40 years
Barnes & Noble, Fargo             540,000     2,752,012     3,292,012      172,001       1994        40 years
Barnes & Noble, Omaha, NE         600,000     3,099,101     3,699,101      116,216       1995        40 years
Carmike Theatre, Grand Forks      183,516     2,362,221     2,545,737      147,576       1994        40 years
Computer City, Kentwood, MI       225,000     1,888,574     2,113,574       23,607       1996        40 years
Edgewood vista, Missoula, MT      108,900       853,528       962,428       10,669       1997        40 years
Hutchinson Tech, S Falls, SD      244,800     4,184,226     4,429,026      463,012       1993        40 years
Lindberg Bldg, Eden Prairie       198,000     1,257,789     1,455,789      163,558       1992        40 years
Minot Plaza, Minot, ND             50,000       455,237       505,237       50,980       1993        40 years
Pet Food Warehouse, Fargo         324,148       954,786     1,278,934       58,940       1994        40 years
Pioneer Seed, Moorhead, MN         56,925       596,951       653,876       77,259       1992        40 years
Retail Warehouse, Boise, ID       765,000     4,874,576     5,639,576      426,525       1994        40 years
Stone Container, Fargo            440,251     4,558,235     4,998,485      168,319       1995        40 years
Superpumper, Bottineau, ND         15,000       286,013       301,013       50,421       1989        40 years
Superpumper, Crookston, MN         13,125       415,652       428,777       69,465       1988        40 years
Superpumper, Emerado, ND           25,000       272,064       297,064      134,362       1986     19-40 years
Superpumper, Grand Forks, ND       80,000       405,007       485,007       65,814       1991        40 years
Superpumper, Langdon, ND           59,674       179,538       239,212       51,040       1987   31 1/2-40 years
Superpumper, New Town, ND          69,900       180,100       250,000       24,764       1992        40 years
Superpumper, Sidney, MT            12,000       108,600       120,600       12,217       1993        40 years
Wedgewood, Sweetwater, GA         334,346     2,475,654     2,810,000       30,946       1996        40 years
                             ------------  ------------  ------------  -----------
                             $  4,445,996  $ 34,497,734  $ 38,943,730  $ 4,385,284
                             ------------  ------------  ------------  -----------

TOTALS                       $ 19,581,977  $172,298,162  $191,884,509  $16,948,156
                             ============  ============  ============  ===========

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES


Schedule XI (Continued)


Reconciliations of total real estate carrying value for the three years ended April 30, 1997, 1996 and 1995 are as follows:

                                      1997             1996             1995
                                  ------------     ------------     ------------
Balance  at  beginning  of year   $131,447,734     $ 90,892,662     $ 63,861,793
Additions during year
  - acquisitions                    59,377,674       40,660,975       27,371,289
  - improvements                     1,463,878          635,791          344,255
                                  ------------     ------------     ------------
                                  $192,289,286     $132,189,428     $ 91,577,337

Deductions during year
  - cost of real estate sold          (404,777)        (741,694)        (684,675)
                                  ------------     ------------     ------------
Balance at close of year          $191,884,509     $131,447,734     $ 90,892,662
                                  ============     ============     ============

Reconciliations of accumulated depreciation for the three years ended April
30, 1997, 1996 and 1995 are as follows:


                                      1997             1996             1995
                                  ------------     ------------     ------------
Balance at beginning of year      $ 13,551,571     $ 11,732,655     $ 10,097,374
Additions during year
  - provisions for depreciation      3,584,591        2,261,724        1,767,294
Deduction during year
  - accumulated depreciation
      on real estate sold             (188,006)        (442,808)        (132,013)
                                  ------------     ------------     ------------
Balance at close of year          $ 16,948,156     $ 13,551,571     $ 11,732,655
                                  ============     ============     ============

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                                 APRIL 30, 1996


Schedule XII
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

                                                                                               Principal Amount
                                          Final                      Face        Carrying     of Loans Subject to
                               Interest  Maturity  Payment  Prior  Amounts of   Amounts of    Delinquent Principal
                                 Rate     Date      Terms   Liens  Mortgages     Mortgages        or Interest
                                 ----     ----      -----   -----  ---------     ---------        -----------
RESIDENTIAL
   Billings,  MT  - 144 units      9%   9-1-98     Monthly    -    $ 1,500,000  $   193,657        $       -
   Higley  Heights,  Phoenix, AZ   8%   3-31-04    Monthly    -        809,786      669,048                -
   Sweetwater Springs                              Balloon
     Retirement  Center            9%   7-1-97     Payment    -      1,540,239      983,737                -
   Melanie Bentsinger              8%   6-1-25     Monthly    -        217,761      214,162                -
   Rolland Hausman                 9%   2-1-16     Monthly    -        315,659      308,710                -
   Other - over $100,000         9-12%  5-1-97 to
                                         8-1-07    Monthly    -      2,336,446      439,993          102,696
         - from $50,000-99,999    14%   5-31-97    Monthly    -      1,550,000       78,471                -
         - from $20,000-49,999    8-9%  9-1-97 to
                                        5-1-00     Monthly    -      1,295,396      215,849                -
         - less  than  $20,000    7%   3-1-02     Monthly    -         16,500        5,306                -
                                                                   -----------  -----------        ---------
Total                                                              $ 9,581,787  $ 3,108,933        $ 102,696
                                                                   ===========  ===========        =========

Less     - Unearned discounts                                                       (10,524)
         - Deferred gain from property dispositions                                 (18,713)
         - Allowance for loan losses                                               (124,881)
                                                                                -----------
                                                                                $ 2,954,815
                                                                                ===========

                                 1997        1996
                             -----------  -----------
MORTGAGE LOANS RECEIVABLE,
  BEGINNING OF YEAR          $ 4,932,138  $ 5,815,772

 New participations in and
  advances on mortgage loans   2,835,212    1,790,070
                             -----------  -----------
                             $ 7,767,350  $ 7,605,842
Collections                   (4,516,202)  (2,647,434)
Write-off through allowance     (142,215)     (26,270)
                             -----------  -----------
MORTGAGE LOANS RECEIVABLE,
  END OF YEAR                $ 3,108,933  $ 4,932,138
                             ===========  ===========
<PAGE


                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA

                                                     Year Ended April 30
                            --------------------------------------------------------------------
                                 1997          1996          1995          1994          1993
                            ------------  ------------  ------------  ------------  ------------
Consolidated Income Statement Data
  Revenue                   $ 23,833,982  $ 18,659,665  $ 13,801,123  $ 11,583,008  $  8,048,916
  Operating income             3,499,443     3,617,807     3,560,318     3,135,426     2,222,313
  Gain on repossession/
    sale  of  investments        398,424       994,163       407,512        64,962       145,165
  Minority interest of
   portion of operating
   partnership income                (18)            -             -             -             -
  Net income                   3,897,849     4,611,970     3,967,830     3,200,388     2,367,478


Consolidated Balance Sheet Data
  Total real estate
    investments             $177,891,168  $122,377,909  $ 84,005,635  $ 63,972,042  $ 49,492,380
  Total assets               186,993,943   131,355,638    94,616,744    72,391,548    54,248,011
  Shareholders' equity        59,997,619    50,711,920    37,835,654    29,997,189    23,347,449

Consolidated Per Share Data
  Operating income          $        .25  $        .30  $        .34  $        .35  $        .28
  Gain on sale of
    investments                      .03           .08           .04           .01           .01
  Dividends                          .39           .37           .34           .33           .31
Tax status of dividend
  Capital gain                     21.0%          1.6%         11.0%          7.4%          4.1%
  Ordinary income                  79.0%         98.4%         89.0%         92.6%         74.0%
  Return of capital                 0.0%          0.0%          0.0%          0.0%         21.9%

                        INVESTORS REAL ESTATE TRUST
                        AND AFFILIATED PARTNERSHIPS
                       APRIL 30, 1997, 1996 AND 1995



GAIN FROM PROPERTY DISPOSITIONS

                     Total
                     Original  Unrealized  Realized   Realized   Realized
Property             Gain       4/30/97     4/30/97    4/30/96    4/30/95
--------             --------  ----------  --------   --------   --------
Brooklyn Addition *  $ 25,000   $  3,000   $  1,000   $  1,000   $  1,000
1411 South 20th *      34,696          -          -      1,177      3,292
1302 South 19 1/2 *    87,669     15,713      6,732      6,215      5,739
600 Maple *            60,025          -          -     41,253        859
406 17th Street-
  Mandan *            233,522          -    138,629      5,143      4,609
Chateau*              684,914          -          -    422,125      4,418
419 and 404-Minot      82,053          -          -          -     82,053
Yankton, SD           305,542          -          -          -    305,542
108 4th Avenue SE-
  Minot               173,244          -          -    173,244          -
Mobridge, SD          293,035          -          -    293,035          -
Lantern Court          50,971          -          -     50,971          -
Hutchinson, MN        252,063          -    252,063          -          -
                     --------   --------   --------   --------   --------
                                $ 18,713   $398,424   $994,163   $407,512
                                ========   ========   ========   ========

       * The gain from the sale of these properties is being realized based on the installment method. The amount of deferred gain realized was $146,361, $476,913 and $19,917 for the years ended April 30, 1997, 1996 and 1995, respectively.

                         INVESTORS REAL ESTATE TRUST
                               AND SUBSIDIARIES
                                APRIL 30, 1997

MORTGAGE LOANS PAYABLE

                                            Final     Periodic                  Carrying     Delinquent
                                Interest   Maturity   Payment   Face Amount     Amount of   Principal or
                                  Rate       Date      Terms    of Mortgage     Mortgage      Interest
                                  ----       ----      -----    -----------     --------      --------
1112 32nd Ave. SW, Minot, ND       8.50%  07/20/2010  Monthly  $    425,000   $    395,737       $0
177 10th Ave. E, Dickinson, ND    8.375%  11/01/2018  Monthly       250,963        230,341        0
214 South Main                     9.00%    05/01/98  Monthly        45,000         10,086        0
4301 9th Ave, Sunchase I           8.65%  09/01/2002  Monthly       364,765        187,090        0
4313 9th Ave, Sunchase II         8.069%  02/01/2014  Monthly       370,000        319,365        0
Barnes & Noble Stores              7.98%  11/01/2010  Monthly     4,900,000      4,645,582        0
Candlelight Apts                   8.50%    12/01/99  Monthly       578,000        519,133        0
Carmike - Grand Forks              8.65%  06/05/2014  Monthly     1,750,000      1,676,716        0
Century Apts - Dickinson         7.9125%  03/01/2006  Monthly     1,595,000      1,559,661        0
Century Apts - Williston         7.9125%  03/01/2006  Monthly     2,700,000      2,640,305        0
Creekside - Billings               8.35%  05/01/2013  Monthly     1,023,750        912,165        0
Crestview Apts - Bismarck          8.38%  01/01/2004  Monthly     3,150,000      2,748,588        0
Computer City                      7.75%  02/01/2001  Monthly     1,565,361      1,534,724        0
Edgewood Vista - Missoula          9.75%   4/15/2012  Monthly       647,500        647,500        0
Fairfield - Marshall               9.00%    01/01/98  Monthly       275,000        116,968        0
Forest Park Estates IDS           7.625%  05/01/2003  Monthly     4,500,000      4,127,732        0
Hutchinson Technology              8.75%  08/01/2008  Monthly     2,800,000      2,349,413        0
Legacy Apts - Grand Forks         7.773%  01/01/2004  Monthly     4,000,000      3,986,207        0
Lindberg Bldg, Eden Prairie        8.75%  12/01/2008  Monthly       950,000        813,700        0
Mandan Apts - 312 12th             8.75%    08/01/99  Monthly       134,767         29,892        0
Miramont Apts                      8.25%  08/01/2036  Monthly    11,582,472     11,566,494        0
Neighborhood Apts - Rochester      7.98%  12/20/2006  Monthly     7,525,000      7,501,027        0
North Pointe - Bismarck 49         8.05%  08/01/2015  Monthly     1,400,000      1,345,937        0
Oak Manor Apts 27 Plex-Dickinson   8.75%    02/01/99  Monthly       250,000        234,590        0
Oakwood Estates Sioux Falls      7.9125%  03/01/2006  Monthly     2,250,000      2,200,254        0
Oxbow Sioux Falls                7.9125%  03/01/2006  Monthly     3,565,000      3,486,180        0
Park Meadows Phase I               8.25%  01/10/2007  Monthly     2,600,000      2,586,527        0
Park Meadows Phase II            7.8990%  01/10/2007  Monthly     2,214,851      2,204,254        0
Park Meadows Phase III             3.84%  30 yr bond  Monthly     3,235,000      3,235,000        0
Pet Food Warehouse                 8.50%  12/01/2010  Monthly       840,000        802,327        0
Pinecone Ft Collins               7.125%  12/01/2034  Monthly    10,685,215     10,591,870        0
Pioneer Building - Fargo          8.375%  12/01/2006  Monthly       425,000        326,808        0
Pointe West Apts                   8.34%  01/01/2004  Monthly     2,625,000      2,284,864        0
Prairie Winds Apts - Sioux Falls   7.76%  05/01/2018  Monthly     1,470,000      1,363,526        0
Rocky Meadows - Billings           8.00%  08/01/2016  Monthly     3,000,000      2,950,765        0
RoseWood Ct - Sioux Falls          7.60%    09/01/96  Monthly     1,323,000      1,306,291        0
Smith's Home Furnishings           9.75%  03/29/2003  Monthly     3,750,000      3,577,824        0
South Pointe - Phase II            8.58%  06/05/2016  Monthly     3,000,000      2,937,082        0
South Pointe - Minot 98            8.14%  09/01/2015  Monthly     2,800,000      2,711,007        0
Southwind Apts                     8.74%  04/28/2010  Monthly     3,780,000      3,589,435        0
Stone Container                    8.25%  12/01/2010  Monthly     3,300,000      3,153,155        0
Wedgewood Retirement               8.38%  04/23/2017  Monthly     1,566,720      1,566,720        0
West Stonehill                     9.21%    02/01/98  Monthly     8,232,569      8,119,358        0
Woodridge - Rochester              7.85%  12/01/2016  Monthly     4,410,000      4,379,282        0
Colton Heights                     8.75%  06/01/2007  Monthly       730,000        361,356        0
Colton Heights                     9.00%    09/01/97  Monthly       437,232         25,689        0
Grafton 24 Plex                    9.75%  03/20/2003  Monthly       270,000         94,874        0
Grafton 18 Plex                    9.75%  03/20/2003  Monthly       198,000        129,393        0
Hill Park Properties             7.9125%  03/01/2006  Monthly     1,470,000      1,437,430        0
Jamestown 610                     10.00%    06/01/99  Monthly       250,000         53,757        0
Jamestown 611                     10.00%  01/01/2000  Monthly       230,000         60,396        0
Melton/Olson/Thompson              8.50%    12/01/98  Monthly       400,000         57,302        0
1516 N Bismarck                    8.00%    08/01/99  Monthly       246,000         43,266        0
                                                               ------------   ------------       --
                                                               $122,086,165   $115,734,946       $0
                                                               ============   ============       ==

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                                 APRIL 30, 1997


Acquisitions for cash and assumptions of mortgages

Commercial:
  Computer City, Kentwood, MI                 $ 2,113,574
  Edgewood Vista, Missoula, MT                    962,428
  Wedgewood Retirement Inns, Sweetwater, GA     2,810,000
                                              -----------
                                              $ 5,886,002
                                              ===========



Apartments:
  Circle 50, Billings, MT *                   $ 1,519,855
  South Pointe II, Minot, ND **                 1,024,234
  Rosewood Court, Sioux Falls, SD               1,938,245
  Columbia Park Phase I, Grand Forks, ND **     3,573,057
  Rocky Meadows, Billings, MT **                2,654,554
  Miramont Apts, Fort Collins, CO              14,235,461
  Neighborhood Apts, Colorado Springs, CO      10,849,561
  Woodridge Apts, Rochester, MN                 6,398,096
  Cottonwood Lake, Bismarck, ND *               1,055,862
  Park Meadows Apts, St Cloud, MN              10,242,747
                                              -----------
                                              $53,491,672
                                              -----------
TOTAL                                         $59,377,674
                                              ===========


* Property not placed in service at April 30, 1997. Additional costs are still to be incurred.

** Represents costs to complete a project started in year ending April 30, 1996.

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
           QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                 QUARTER ENDED
                                                 -------------
                                    7-31-96      10-31-96     1-31-97      4-30-97
                                  -----------  -----------  -----------  -----------
Revenues                          $ 4,966,475  $ 5,474,027  $ 6,383,030  $ 7,010,450
Income before gains on
  sale of investments                 978,107    1,048,154    1,027,117      446,065
Net gain on sale of investments       252,062            -      138,629        7,733
Minority interest of unitholders
  in operating partnership                  -            -            -          (18)
Net income                          1,230,169    1,048,154    1,165,746      453,780

Per share
  Income before gains on
    sale of investments                   .07          .08          .07          .03
  Net gain on sale of
    investments                           .02            -          .01            -


                                                 QUARTER ENDED
                                                 -------------
                                    7-31-95      10-31-95     1-31-96      4-30-96
                                  -----------  -----------  -----------  -----------
Revenues                          $ 3,782,061  $ 4,715,186  $ 5,104,409  $ 5,058,009
Income before gains on
  sale of investments               1,009,468    1,058,136    1,082,506      467,697
Net gain on sale of investments             -            -      522,001      472,162
Net income                          1,009,468    1,058,136    1,604,507      939,859

Per share
  Income before gains on
    sale of investments                   .09          .09          .09          .04
  Net gain on sale of
    investments                             -            -          .04          .04


                                                 QUARTER ENDED
                                                 -------------
                                    7-31-94      10-31-94     1-31-95      4-30-95
                                  -----------  -----------  -----------  -----------
Revenues                          $ 3,247,910  $ 3,529,364  $ 3,492,941  $ 3,530,908
Income before gains on
  sale of investments                 794,755    1,066,229    1,014,011      685,323
Net gain on sale of investments             -      305,543            -      101,969
Net income                            794,755    1,371,772    1,014,011      787,292
Per share
  Income before gains on
    sale of investments                   .07          .10          .10          .07
  Net gain on sale of
    investments                             -          .03            -          .01

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.