Form 10-Q
period 1997-07-31
INVESTORS REAL ESTATE TRUST
filed 1997-09-12
CIK 798359

                         Form 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.
                            20549

           (Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For Quarter Ended July 31, 1997

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

          Registrant's telephone number, including area
                      code:(701) 852-1756
    (Former name, former address and former fiscal year, if changed since last report.) No change

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  ( X )              No  (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate
Investment Trust. As of July 31, 1997, it had 15,297,234
Shares of Beneficial Interest outstanding.

PART I


Item 1.  Financial Statements.

The following financial statements have been prepared from the records of Investors Real Estate Trust and its six affiliated limited partnerships and have not been audited or reviewed by the Trust's independent certified public accountants. Accordingly, these statements are subject to adjustments upon audit, which audit will be conducted for the Fiscal Year ending April 30, 1998. Reference is made to the footnotes to the Statements prepared by the Trust's auditors for the Fiscal Year ended April 30, 1997, contained in the Annual Report for Fiscal 1997. In the opinion of the Trust, there have been no developments requiring footnote disclosure for the periods covered by the Financial Statements set forth below that are not adequately disclosed in the footnotes to the April 30, 1997, statements.

                       BALANCE SHEETS
          For the Periods Ended July 31, 1997 & 1996
                          (unaudited)

ASSETS:                          07-31-97         07-31-96
  Cash                        $  2,762,500     $  2,337,764
  Marketable Securities
     -GNMA's                     3,924,643        4,203,355
     -Other REIT's                 735,118          603,119
  Tax & Insurance Escrow           974,933        1,529,646
  Deferred Charges                 924,543        1,041,141
  Prepaid Insurance                235,516           99,962
  Real Estate Deposits             100,000           70,000
  General Partnerships              78,469           85,576
                              ------------     ------------
                              $  9,735,722     $  9,970,563
                              ============     ============

  Real Estate Investments
  Real Estate Owned           $196,009,759     $137,118,745
  Less Accumulated Deprec.     (17,989,316)     (14,043,454)
                              ------------     ------------
  Net Real Estate Owned        178,020,443      123,075,291
                              ------------     ------------
  Real Estate Mortgages
    (unrelated)                  1,940,621        3,282,698
  Less Unearned Discounts           (9,097)         (18,222)
  Less Deferred Gain from
    Property Dispositions          (18,713)        (165,074)
  Less Reserve for Bad Debts      (124,881)        (197,096)
                              ------------     ------------
  Net Mortgages & Contracts   $  1,787,930     $  2,902,306
                              ------------     ------------
Total Real Estate Investments $179,808,373     $125,977,597
                              ------------     ------------
TOTAL ASSETS                  $189,544,095     $135,948,160
                              ============     ============

LIABILITIES:
  Accounts Payable & Other
    Liabilities               $  2,602,707     $  1,900,295
  Mortgages Payable            115,618,074       74,106,387
  Investment Certificates
    Payable                      9,508,850        6,718,161
                              ------------     ------------
TOTAL LIABILITIES             $127,729,630     $ 82,724,843
                              ------------     ------------
MINORITY INTEREST IN OPERATING
  PARTNERSHIP                 $      1,002                0
                              ------------     ------------

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
    Outstanding Shares of        07-31-97        07-31-96

    15,297,234 as of 07/31/97
    13,666,570 as of 07/31/96 $ 67,444,949     $ 56,853,298

  Undistributed Net Income      (5,756,539)      (3,629,981)
  Unrealized Gain REIT Stock       125,052                0
                              ------------     ------------
  Total Shareholders' Equity  $ 61,813,462     $ 53,223,317
                              ------------     ------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY        $189,544,095     $135,948,160
                              ============     ============

                  STATEMENT OF OPERATIONS
  For the Three-Month Periods Ended July 31, 1997 & 1996
                         (unaudited)

                                        3 Months Ended
                                           July 31
                                        --------------
                                       1997         1996
OPERATING INCOME:                      ----         ----
 Real Estate Rentals               $ 7,007,297  $ 4,750,394
 Interest Income                       162,705      214,648
 Mortgage Discount & Fees               13,759        1,433
                                   -----------  -----------
                                   $ 7,183,761  $ 4,966,475
                                   -----------  -----------

OPERATING EXPENSE:
 Interest                          $ 2,441,788  $ 1,421,183
 Utilities & Maintenance             1,118,751      774,431
 Property Management                   625,147      377,718
 Taxes & Insurance                     800,886      552,750
 Advisory & Trustees Fees              150,648      129,217
 Operating Expenses                     53,466       42,709
                                   -----------  -----------
                                   $ 5,190,686  $ 3,298,008
                                   -----------  -----------

OPERATING INCOME
 (before reserves):                $ 1,993,075  $ 1,668,467
                                   -----------  -----------
DEPRECIATION/AMORTIZATION           (1,099,031)    (690,360)
                                   -----------  -----------
OPERATING INCOME (after reserves): $   894,044  $   978,107
GAIN ON SALE OF INVESTMENTS             39,069      254,929
MINORITY INTEREST PORTION OF
 OPERATING PARTNERSHIP NET INCOME           (7)           0
                                   -----------  -----------
NET TAXABLE INCOME                 $   933,106  $ 1,233,036
                                   -----------  -----------

FUNDS FROM OPERATIONS: *
 Operating Income                  $   894,044  $   978,107
 Plus Depreciation & Amortization    1,099,031      690,360
 Minus Minority Interest -
  Operating Partnership                     (7)           0
                                   -----------  -----------
FUNDS FROM OPERATIONS              $ 1,993,082  $ 1,668,467
                                   -----------  -----------

PER SHARE:
 Operating Income
   (after depreciation)                    .06          .07
 Gain on Sale of Investments               .00          .02
                                   -----------  -----------
   Total Taxable Income/Share              .06          .09
                                   -----------  -----------

FUNDS FROM OPERATIONS *                    .13          .12
                                   -----------  -----------

DIVIDENDS PAID PER SHARE                .10125        .0975
                                   -----------  -----------

Average Number of Shares
  Outstanding                       15,081,101   13,559,802
                                   -----------  -----------

   * Funds from Operations is defined as income before gains (losses) on sales of investments, minority interests of unitholders in operating partnership and extraordinary items, plus depreciation and amortization.


           CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE-MONTH PERIODS ENDED JULY 31, 1997, AND 1996
                        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES    1997          1996
                                        ----          ----
  Net Income                        $    933,106  $  1,233,036
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization      1,099,030       690,361
    Minority interest portion of
     operating partnership income              7             0
    Accretion of discount on
     contracts                            (1,427)            0
    Gain on Sale of Properties           (39,069)     (254,929)
  Interest reinvested in investment
    certificates                          32,173        18,885
  Changes in other assets and
   liabilities:
     Increase (decrease) in real
      estate deposits                          0        70,000
     (Increase) decrease in other
      assets                              56,596      (450,258)
     (Increase) decrease in tax and
      insurance escrow                   275,536       378,119
     Increase (decrease) in accounts
      payable and accrued expenses       113,750       637,650
                                    ------------  ------------
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                        $  2,469,702  $  2,322,864
                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from maturity of
   marketable securities held to
   maturity                         $    130,816  $    208,502
  Principal payments on mortgage
   loans receivable                      257,634       706,091
  Proceeds from sale of property         250,000             0
  Payments for acquisition and
   improvements of properties         (3,975,628)   (6,154,468)
  Purchase of marketable securities
   available for sale                    (13,105)     (600,000)
  Investment in mortgage loans
    receivable                           (75,959)     (324,780)
                                    ------------  ------------
NET CASH USED FOR INVESTING
  ACTIVITIES                        $ (3,426,242) $ (6,164,655)
                                    ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of shares      $  1,746,029  $  2,101,871
  Proceeds from investment
   certificates issued                 1,471,889       769,668
  Proceeds from mortgages payable        650,000     3,900,000
  Proceeds from short-term lines
   of credit                             400,000             0
  Proceeds from sale of minority
   interest                                    0             0
  Repurchase of shares                  (386,062)     (400,227)
  Dividends paid                        (531,683)     (473,903)
  Redemption of invest. certificates    (182,517)     (132,961)
  Principal payments on mortgage
   loans                                (766,873)   (1,545,869)
  Payments on short-term lines of
   credit                               (400,000)            0
                                    ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                        $  2,000,783  $  4,218,579
                                    ------------  ------------

NET INCREASE (DECREASE) IN CASH     $  1,044,243  $   (376,788)

CASH AT APRIL 30                    $  1,718,257  $  2,714,552
                                    ------------  ------------
CASH AT JULY 31                     $  2,762,500  $  2,337,764
                                    ------------  ------------

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES     1997         1996
                                         ----         ----
  Dividends reinvested               $   995,407  $   839,350
  Real estate investment and mortgage
    loans receivable acquired through
    assumption of mortgage loans
    payable and accrual of costs         650,000            0
  Mortgage loan receivable transferred
    to property owned                          0            0
  Proceeds from sale of properties
    deposited directly with escrow
    agent                                      0            0
  Mortgages paid directly by owner of
    contract                                   0            0
  Interest reinvested directly in
    investment certificates               32,173       18,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
    Interest paid on mortgages       $ 2,310,822  $ 1,478,051                                0            0
    Interest paid on investment
      certificates                        53,744       32,815
                                     -----------  -----------
                                     $ 2,364,566  $ 2,369,101
                                     -----------  -----------

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

RESULTS OF OPERATIONS. Funds from Operations for the first three months of Fiscal 1998 increased to $1,993,082, compared to $1,668,467 generated in the same period of the prior fiscal year. On a per share basis, Funds from Operations increased to 13 cents per share, compared to 12 cents for the prior year. Funds from Operations is regarded as the appropriate measure of performance for Real Estate Investment Trusts. Operating income declined slightly to $894,044 for the first quarter compared to $978,107 earned in the same period last year. The first quarter saw a spike in our vacancy rate for apartment properties. We are pleased to report that this was a temporary phenomena and that our vacancy rate has declined to a normal level during the second quarter.

We look forward to improving results for the remainder of the current fiscal year. In particular, the second quarter will see a substantial recognition of capital gain income resulting from the sale of two properties - a Superpumper convenience store in Bottineau, North Dakota (approximate $83,500 gain) and the sale of a 48-unit apartment complex in Scottsbluff, Nebraska (gain of approximately $325,000).

We continue to be optimistic about our portfolio. We are encouraged by the recent improvement in occupany rates and the acceptance of the new apartments we are constructing in Billings, Bismarck and Grand Forks.

SALE OF PROPERTIES. During the first quarter of Fiscal 1998, IRET sold the Superpumper convenience store in Newtown, North Dakota, realizing a gain of $39,000. During the second quarter of the current fiscal year, two other sales will be reported - another Superpumper convenience store in Bottineau, North Dakota (gain of $83,500) and the sale of a 48-unit apartment complex in Scottsbluff, Nebraska (gain of $325,000).

PORTFOLIO ACQUISITIONS. Construction continues on 67-unit apartment buildings in Billings, Montana, and Grand Forks and Bismarck, North Dakota. In addition, IRET has acquired the Edgewood Vista Retirement Home in Minot, North Dakota, and Sweetwater Springs Retirement Home in Douglasville, Georgia. The total investments during the second quarter in new properties total $4,375,000. We anticipate the addition of a substantial amount of additional properties during the second quarter, including a merger with Jenner Properties which will add 125 apartment units to the IRET portfolio, and the purchase of the Kirkwood Manor Apartment project in Bismarck which will add an additional 108 apartment units.

FINANCIAL CONDITION. IRET's financial condition continues to be very strong. The July 31, 1997, balance sheet shows cash and marketable securities of $7,422,261, compared to the $7,144,238 on hand a year earlier. Total assets increased to $189,544,096 from the July 31, 1996, total of $135,948,160.
Liabilities increased to $127,730,633 versus the year earlier figure of $82,724,842. Shareholder equity increased to $61,814,465, from $53,223,317 on July 31, 1996.

                                   07/31/97       07/31/96
                                   --------       --------

Cash and Marketable Securities   $  7,422,261   $  7,144,238
Net Real Estate Owned             178,020,443    123,075,291
Net Real Estate Mortgages           1,787,930      2,902,306
Total Assets                      189,544,095    135,948,160
Total Liabilities                 127,730,633     82,724,842
Shareholder Equity                 61,814,462     53,223,317

CONSOLIDATED FINANCIAL REPORTS. The Financial Statements shown in this report consolidate IRET's financial report with those of the six limited partnerships of which IRET is the General Partner and creditor.

DIVIDENDS. IRET paid a regular dividend of 10.125 cents per share on July 1, 1997, to shareholders of record at the close of business on June 18, 1997. This was an increase from the 10.0 cents per share dividend paid on April 1, 1997, and was the 105th consecutive quarterly dividend paid by IRET.

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


                           INVESTORS REAL ESTATE TRUST
                           (Registrant)

                                /s/ Thomas A. Wentz, Sr.
Date: September 12, 1997   By______________________________
                             Thomas A. Wentz, Sr.,
                             Vice-President