Form 10-Q
period 1997-10-31
INVESTORS REAL ESTATE TRUST
filed 1997-12-10
CIK 798359

10

                         Form 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.
                           20549



        (Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


             For Quarter Ended October 31, 1997

               Commission file number 0-14851




                INVESTORS REAL ESTATE TRUST


   (Exact name of registrant as specified in its charter)


                North Dakota          45-0311232
      (State or other jurisdiction of(I.R.S. Employer
        incorporation or organization)   Identification No.)

          12 South Main, Minot, ND      58701
  (Address of principal executive offices)(Zip code)

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

                     Yes  ( X )    No  (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of October 31, 1997, it had 15,806,230 Shares of Beneficial Interest outstanding.

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

                            BALANCE SHEETS
                             (unaudited)

ASSETS:                             10-31-97     10-31-96
  Cash                            $   2,425,397  $  1,344,519
  Marketable Securities
     - GNMA's                         3,862,957     4,157,371
     - Other REIT's                     610,066       596,961
  Tax & Insurance Escrow              1,170,759     1,414,320
  Deferred Charges                    1,078,765       748,770
  Prepaid Insurance                     288,887       172,432
  Sales Proceeds/Tax Deferred           229,642             0
  Real Estate Deposits                  612,800       320,000
  General Partnerships                   78,469        85,576
                                   ------------  ------------
                                   $ 10,357,742  $  8,839,949
                                   ------------  ------------

  Real Estate Investments
     Real Estate Owned             $211,087,102  $147,288,224
     Less Accumulated Depreciation  (19,121,467)  (14,773,341)
                                   ------------  ------------
     Net Real Estate Owned          191,965,635   132,514,883
                                   ------------  ------------
     Real Estate Mortgages
       (unrelated)                    1,829,591     2,791,154
     Less Unearned Discounts             (7,671)      (14,373)
     Less Deferred Gain from
       Property Dispositions            (18,713)     (165,074)
     Less Reserve for Bad Debts        (124,881)     (197,096)
                                   ------------  ------------
     Net Mortgages & Contracts        1,678,327     2,414,610
                                   ------------  ------------
     Total Real Estate Investments $193,643,962  $134,929,494
                                   ------------  ------------
TOTAL ASSETS                       $204,001,703  $143,769,442
                                   ============  ============

LIABILITIES:
  Accounts Payable & Other
    Liabilities                    $  2,897,261  $  2,534,382
  Mortgages Payable                 122,303,008    79,214,615
  Investment Certificates Payable     9,579,003     6,991,458
  Due on Credit Line                  3,245,837             0
                                   ------------  ------------
TOTAL LIABILITIES                  $138,025,109  $ 88,740,456
                                   ============  ============

Minority Interest in Operating
  Partnership                      $  1,240,368  $          0
                                   ------------  ------------
SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
     Outstanding Shares of           10-31-97      10-31-96

     15,806,230 on 10/31/97
     13,994,747 on 10/31/96        $ 70,816,091  $ 58,950,599

  Undistributed Net Income           (6,079,865)   (3,921,613)
                                   ------------  ------------
  Total Shareholders' Equity       $ 64,736,226  $ 55,028,986
                                   ------------  ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $204,001,703  $143,769,442
                                   ============  ============

                      STATEMENT OF OPERATIONS
 For the Three- and Six-Month Periods Ended October 31, 1997 & 1996
                           (unaudited)

                                3 Months Ended              6 Months Ended
                                 October 31                  October 31
OPERATING INCOME:            1997          1996           1997        1996
 Real Estate Rentals     $  7,827,686  $  5,235,244  $ 14,834,983  $  9,985,638
 Interest Income              147,614       233,448       448,396       310,319
 Mortgage Discount & Fees      20,962         5,335        34,721         6,768
                         ------------  ------------  ------------  ------------
                         $  7,996,262  $  5,474,027  $ 15,180,023  $ 10,440,502
                         ------------  ------------  ------------  ------------

OPERATING EXPENSE:
 Interest                $  2,530,549  $  1,633,486  $  4,972,337  $  3,054,669
 Utilities & Maintenance    1,242,214       826,003     2,360,965     1,600,434
 Property Management          669,818       407,893     1,294,965       785,701
 Taxes & Insurance            868,863       638,858     1,669,749     1,191,608
 Advisory & Trustees Fees     162,729       138,104       313,377       267,321
 Operating Expenses            61,705        48,637       115,171        91,346
                         ------------  ------------  ------------  ------------
                         $  5,535,878  $  3,693,071  $ 10,726,564  $  6,991,079
                         ------------  ------------  ------------  ------------
 Minority Interest            (13,140)            0       (13,140)            0
                         ------------  ------------  ------------  ------------

OPERATING INCOME:
  (before reserves)      $  2,447,244  $  1,780,956  $  4,440,312  $  3,449,423
                         ------------  ------------  ------------  ------------
DEPRECIATION/AMORTIZ.      (1,227,058)     (732,802)   (2,326,089)   (1,423,162)

OPERATING INCOME (after
  reserves)              $  1,220,186  $  1,048,154  $  2,114,223  $  2,026,261
GAIN ON SALE OF
  INVESTMENTS                  83,579        (2,867)      122,648       252,062
                         ------------  ------------  ------------  ------------
NET TAXABLE INCOME       $  1,303,765  $  1,045,287  $  2,236,871  $  2,278,323
                         ============  ============  ============  ============
NET INCOME PER SHARE:
 Operating Income
   (after depreciation)           .08           .08           .14           .15
 Gain on Sale of Investments      .00             0           .01           .02
                         ------------  ------------  ------------  ------------
   Total Net Income/Share         .08           .08           .15           .17
                         ------------  ------------  ------------  ------------
DIVIDENDS PAID PER SHARE        .1030         .0950        .20425         .1925
                         ============  ============  ============  ============
Average Number of Shares
  Outstanding              15,551,732    13,882,377    15,373,372    13,721,089

FUNDS FROM OPERATIONS: *
  Net Taxable Income     $  1,303,765  $  1,045,287  $  2,236,871  $  2,278,323
  Adjustments
   + depeciation of real estate
      owned/amortization    1,227,058       732,802     2,326,089     1,423,162
   - gain (loss) on sale of
      investments              83,759         2,867      (122,648)     (252,062)
   - minority interest -
      Operating Partnership    13,140             0       (13,147)            0
                         ------------  ------------  ------------  ------------
FUNDS  FROM OPERATIONS * $  2,433,924  $  1,780,956  $  4,427,165  $  3,449,423
 per share                        .16           .13           .28           .25
                         ------------  ------------  ------------  ------------


  * Funds from Operations is defined as income before gains (losses) on sales of investments, minority interests of unitholders in operating partnership and extraordinary items, plus depreciation and amortization.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX-MONTH PERIODS ENDED OCTOBER 31, 1997  AND 1996

                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES               1997          1996
  Net Income                                  $  2,236,871  $  2,278,324
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization               2,326,089     1,423,163
     Minority interest portion of operating
      partnership income                            13,147             0
     Accretion of discount on contracts             (2,853)            0
     Gain on Sale of Properties                   (122,648)     (252,062)
     Interest reinvested in investment
      certificates                                 105,312        61,471
  Changes in other assets and liabilities:
     Increase (decrease) in real estate
      deposits                                     512,800       320,000
     (Increase) decrease in other assets          (390,639)     (342,433)
     (Increase) decrease in tax and insurance
      escrow                                        79,710      (262,793)
     Increase (decrease) in accounts payable
      and accrued expenses                         408,304      (574,767)
                                              ------------  ------------
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                                  $  5,166,093  $  2,650,902
                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from maturity of marketable
    securities held to maturity               $    192,502  $    255,861
  Principle payments on mortgage loans
    receivable                                     512,439     1,419,511
  Proceeds from sale of property                   580,000       389,784
  Payments for acquisition and improvements
    of properties                              (19,382,971)  (12,565,971)
  Purchase of marketable securities available
    for sale                                       (13,105)     (596,961)
   Investment in mortgage loans receivable        (206,834)     (559,450)
                                              ------------  ------------
NET CASH USED FOR INVESTING ACTIVITIES        $(18,317,969) $(11,657,226)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of shares                $  4,861,457  $  2,960,557
  Proceeds from investment certificates issued   2,026,839     1,639,602
  Proceeds from mortgages payable                7,937,469     5,835,467
  Proceeds from short-term lines of credit       4,941,392       900,000
  Proceeds from sale of minority interest          122,050             0
  Repurchase of shares                          (1,193,635)            0
  Dividends Paid                                (1,076,596)     (934,150)
  Redemption of investment certificates           (740,553)     (506,542)
  Principal payments on mortgage loans          (1,369,407)   (2,259,365)
  Payments on short-term lines of credit        (1,650,000)            0
                                              ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                  $ 13,859,016  $  7,635,569
                                              ------------  ------------

NET INCREASE (DECREASE) IN CASH               $    707,140  $ (1,370,755)

CASH AT APRIL 30                              $  1,718,257  $  2,715,274
                                              ------------  ------------
CASH AT OCTOBER 31                            $  2,425,397  $  1,334,519
                                              ------------  ------------

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

                                                  1997          1996
  Dividends reinvested                        $  2,058,893  $  2,151,724
  Real estate investment and mortgage loans
     receivable acquired through assumption
     of mortgage loans payable and accrual
     of costs                                    3,691,585     1,565,361
  Mortgage loan receivable transferred to
     property owned                              1,161,878     2,810,000
  Proceeds from sale of properties deposited
     directly with escrow agent                          0       455,329
  Mortgages paid directly by owner of contract           0             0
  Interest reinvested directly in investment
     certificates                                  105,312        61,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
     Interest paid on mortgages               $  4,598,216  $  2,996,724
     Interest paid on margin account and other      16,121             0
     Interest paid on investment certificates      123,290        93,967
                                              ------------  ------------
                                              $  4,737,627  $  3,090,691
                                              ------------  ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation. Funds from Operations for the second quarter of Fiscal 1998 increased to $2,433,924 from the year earlier figure of $1,780,956. On a per share basis, Funds from Operations for the second quarter were $.16 per share, compared to $.13 per share for the same period of Fiscal 1997 (an increase of 23%). For the first six months of Fiscal 1998, Funds from Operations increased to $4,427,165 from the year earlier figure of $3,449,423 or $.28 per share versus $.25 per share (an increase of 12%). This strong increase in Funds from Operations resulted from increased rental income ($7,827,686 compared to $5,235,244 for the second quarter of Fiscal 1997). Six month rental income figures are $14,834,983 for Fiscal 1998 versus $9,985,638 for Fiscal 1997.

Taxable income for the second quarter was $1,303,765  versus
$1,045,287 in the prior year. For the first six months of Fiscal 1998, net taxable income was $2,236,871 versus
$2,278,323 for the same period of Fiscal 1997.

During the second quarter of Fiscal 1998, IRET experienced a strong demand for its apartment properties, with the vacancy rate falling to below 5%. The ongoing program of instituting modest rental rate increases continues to produce satisfactory results.

We are very pleased with the performance of the investment portfolio.

Sale of Properties. During the second quarter IRET sold the Superpumper convenience store in Bismarck, North Dakota, realizing a gain of $83,579. Also, during the second quarter, a sales agreement was signed providing for the sale of a 48-unit Scottsbluff, Nebraska apartment complex which will close during the third quarter with an approximate gain to IRET of $326,138.

Portfolio Acquisitions. The following properties were added to our portfolio during the second quarter and are producing income:

                                                 Cost
                                                 ----
  - 108 Unit Kirkwood Apartment Complex,
    Bismarck, ND                               $3,175,000

  - Edgewood Vista Assisted Living Center,
    Minot, ND                                  $4,900,000

  - 67 Unit Circle 50 Apartment Complex,
    Billings, MT                               $4,100,000

  - 125 Unit Jenner Properties Apartment
    Complexes, Grand Forks, Devils Lake and
    Dickinson, ND                              $2,297,500

  - Sweetwater Springs Retirement Home,
    Phase II, Douglasville, GA                 $1,161,878

  The following properties are under construction:

  - 67 Unit Legacy Apartment Complex,
    Grand Forks, ND                            $4,000,000

  - 2 - 67 Unit Apartment Buildings
    (Cottonwood Apartments, Bismarck, ND)      $8,000,000

  - Alzheimer's Addition and Expansion of
    Edgewood Vista Complex, Minot,ND           $1,300,000

   IRET has entered into purchase agreements to acquire the following properties:

  - 122 Unit Park East Apartment Complex,
    Fargo, ND                                  $4,900,000

  - 248 Apartment Units Magic City Realty,
    Minot, ND                                  $5,270,000

  - Office Campus for Great Plains Software,
    Fargo, ND                                 $15,000,000

Financial Condition. IRET continues to enjoy a very strong balance sheet. During the past year, real estate owned has increased to $211,087,102 from the $147,288,224 owned on October 31, 1996. Real estate mortgages owed have increased to $122,303,008 from the $79,214,615 owed one year earlier. Shareholder equity has increased to $64,736,226 from the year earlier figure of $55,028,986. Comparative balance sheet figures are:

                                      10/31/97      10/31/96

Cash and Marketable Securities     $  6,898,420  $  6,098,851
Net Real Estate Owned               191,965,635   132,514,883
Net Real Estate Mortgages             1,678,327     2,414,610
Total Assets                        204,001,703   143,769,442
Total Liabilities                   138,025,109    88,740,456
Shareholder Equity                   64,736,226    55,028,986

Consolidated Financial Reports. The Financial Statements shown in this report consolidate IRET's financial report with those of the six limited partnerships of which IRET is the General Partner and creditor.

Dividends. IRET paid a regular dividend of 10.3 cents per share on October 1, 1997, to shareholders of record at the close of business on September 17, 1997. This was an increase from the 10.125 cents per share dividend paid on July 1, 1997, and was the 106th consecutive quarterly dividend paid by IRET.

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


                           INVESTORS REAL ESTATE TRUST
                           (Registrant)


Date:  December 10, 1997
                                  /s/ Thomas A. Wentz, Sr.
                           By ___________________________________
                              Thomas A. Wentz, Sr.,Vice-President