Form 10-Q
period 1998-01-31
INVESTORS REAL ESTATE TRUST
filed 1998-03-10
CIK 798359

Form 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.
                               20549



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934


                 For Quarter Ended January 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

                       Yes  ( X )    No  (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of January 31, 1998, it had 16,037,968 Shares of Beneficial Interest outstanding.

                               PART I

ITEM 1.  FINANCIAL STATEMENTS - BASIS OF PRESENTATION.

     The accompanying condensed consolidated financial statements of Investors Real Estate Trust, and its subsidiaries and consolidated partnerships (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary (of a normal recurring nature only) to present fairly the financial position of the Company as of January 31, 1998 and results of operations and cash flows for the stated periods have been included. The Condensed Consolidated Balance Sheet at April 30, 1997, contained herein, was derived from audited financial statements, but does not include all disclosures included in the 1997 Annual Report and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the three and nine months ended January 31, 1998, are not necessarily indicative of operating results for the entire year.

                           BALANCE SHEETS
                            (unaudited)

ASSETS:                                01-31-98     04-30-97
  Cash                               $  1,861,954  $  1,718,257
  Marketable Securities
     - GNMA's                           3,694,701     4,055,459
     - Other REIT's                       736,301       683,466
  Tax & Insurance Escrow                1,593,417     1,250,469
  Deferred Charges                      1,233,494       968,278
  Prepaid Insurance                       288,543       248,377
  Sales Proceeds/Tax Deferred             585,334             0
  Real Estate Deposits                    173,000       100,000
  General Partnerships                     60,469        78,469
                                     ------------  ------------
                                     $ 10,227,213  $  9,102,775
                                     ------------  ------------

  Real Estate Investments
     Real Estate Owned               $226,253,919  $191,884,509
     Less Accumulated Depreciation    (20,211,271)  (16,948,156)
                                     ------------  ------------
     Net Real Estate Owned            206,042,648   174,936,353
                                     ------------  ------------
     Real Estate Mortgages (unrelated)  1,860,118     3,108,933
     Less Unearned Discounts               (6,244)      (10,524)
     Less Deferred Gain from Property
       Dispositions                       (18,713)      (18,713)
     Less Reserve for Bad Debts          (124,881)     (124,881)
                                     ------------  ------------
     Net Mortgages & Contracts          1,710,280     2,954,815
                                     ------------  ------------
     Total Real Estate Investments   $207,752,928  $177,891,168
                                     ------------  ------------
TOTAL ASSETS                         $217,980,141  $186,993,943
                                     ============  ============

LIABILITIES:
  Accounts Payable & Other
    Liabilities                      $  3,762,286  $  3,073,071
  Mortgages Payable                   131,907,577   115,734,946
  Investment Certificates Payable       9,918,633     8,187,305
  Due on Credit Line                      500,000             0
                                     ------------  ------------
TOTAL LIABILITIES                    $146,088,496  $126,995,322
                                     ------------  ------------

MINORITY INTERESTS IN OPERATING
  PARTNERSHIP:                       $  5,603,013  $      1,002
                                     ------------  ------------

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
     Outstanding Shares of             01-31-98      04-30-97
                                       --------      --------
     16,037,968 on 01/31/98
     14,940,513 on 04/30/97          $ 72,353,880  $ 65,073,951

  Accumulated Distributions in Excess
     of Net Income                     (6,191,483)   (5,162,837)
  Unrealized Gain on Securities
     Held for Sale                   $    126,235  $     86,505
                                     ------------  ------------
  Total Shareholders' Equity         $ 66,288,632  $ 59,997,619
                                     ------------  ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $217,980,141  $186,993,943
                                     ============  ============

                       STATEMENT OF OPERATIONS
 For the Three- and Nine-Month Periods Ended January 31, 1998 & 1997
                             (unaudited)

                               3 Months Ended             9 Months Ended
                                 January 31                 January 31
OPERATING INCOME:            1998          1997          1998          1997
                             ----          ----          ----          ----
 Real Estate Rentals     $  8,286,064  $  6,171,125  $ 23,121,047  $ 16,156,762
 Interest Income              136,893       153,477       447,214       601,573
 Mortgage Discount & Fees      17,435        58,429        52,156        65,197
                         ------------  ------------  ------------  ------------
                         $  8,440,634  $  6,383,031  $ 23,620,417  $ 16,823,532
                         ------------  ------------  ------------  ------------

OPERATING EXPENSE:
 Interest                $  2,681,092  $  2,140,655  $  7,653,429  $  5,195,324
 Utilities & Maintenance    1,307,348       973,831     3,668,313     2,574,265
 Property Management          667,387       470,559     1,962,352     1,256,260
 Taxes & Insurance            917,211       703,173     2,586,960     1,894,781
 Advisory & Trustees Fees     172,552       139,937       485,929       407,258
 Operating Expenses            52,755        21,000       167,925       112,347
                         ------------  ------------  ------------  ------------
                         $  5,798,345  $  4,449,155  $ 16,524,908  $ 11,440,235
                         ------------  ------------  ------------  ------------

MINORITY INTEREST        $    (48,438) $          0  $    (61,585) $          0

OPERATING INCOME:
 (before  reserves)      $  2,593,612  $  1,933,876  $  7,033,924  $  5,383,298
                         ------------  ------------  ------------  ------------
DEPRECIATION/AMORTIZ.      (1,283,345)     (964,281)   (3,609,434)   (2,387,443)
                         ------------  ------------  ------------  ------------
OPERATING INCOME (after
 reserves)               $  1,310,267  $    969,594  $  3,424,490  $  2,995,856
GAIN ON SALE OF
 INVESTMENTS                  326,138       138,629       448,786       390,691
                         ------------  ------------  ------------  ------------
NET TAXABLE INCOME       $  1,636,404  $  1,108,223  $  3,873,276  $  3,386,547
                         ============  ============  ============  ============

NET INCOME PER SHARE:
 Operating Income
  (after depreciation)            .08           .07           .22           .22
 Gain on Sale of Investments      .02           .01           .03           .03
                         ------------  ------------  ------------  ------------
   Total Net Income/Share         .10           .08           .25           .25
                         ------------  ------------  ------------  ------------
DIVIDENDS PAID PER SHARE        .1050         .0975        .30925           .29
                         ============  ============  ============  ============
Average Number of Shares
 Outstanding               15,878,436    14,189,624    15,552,844    13,898,920

FUNDS FROM OPERATIONS: *
  Net Taxable Income     $  1,636,404  $  1,108,223  $  3,873,276  $  3,386,547
 Adjustments
   +depeciation of real estate
      owned/amortization    1,283,345       964,281     3,609,434     2,387,443
   - gain (loss) on sale of
      investments            (326,138)     (138,629)     (448,786)     (390,691)
                         ------------  ------------  ------------  ------------
FUNDS FROM OPERATIONS *  $  2,593,611  $  1,933,875  $  7,033,924  $  5,383,299
 per share                        .16           .14           .45           .39
                         ------------  ------------  ------------  ------------

  * Funds from Operations is defined as income before gains (losses) on sales of investments, minority interests of unitholders in operating partnership and extraordinary items, plus depreciation and amortization.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 1998 AND 1997

                              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES               1998          1997
                                                   ----          ----
  Net Income                                   $  3,873,276  $  3,444,069
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                3,364,663     2,385,473
     Minority interest portion of operating
      partnership income                             61,585             0
     Accretion of discount on contracts              (4,280)            0
     Gain on Sale of Properties                    (448,786)     (390,691)
  Interest reinvested in investment certificates    244,124       173,379
  Changes in other assets and liabilities:
     (Increase) decrease in real estate deposits    (73,000)      382,500
     (Increase) decrease in other assets           (287,386)     (324,405)
     (Increase) decrease in tax and insurance
       escrow                                      (342,948)     (470,001)
     Increase (decrease) in accounts payable and
       accrued expenses                             689,215        68,004
                                               ------------  ------------
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                                   $  7,076,463  $  5,268,328
                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from maturity of marketable
    securities held to maturity                $    360,758  $    326,237
  Principle payments on mortgage loans
    receivable                                    1,696,188     2,466,091
  Proceeds from sale of property                  1,345,058       389,784
  Payments for acquisition and improvements
    of properties                               (34,552,590)  (23,616,999)
  Purchase of marketable securities available
    for sale                                              0      (596,961)
  Investment in mortgage loans receivable          (294,669)     (749,630)
                                               ------------  ------------
NET CASH USED FOR INVESTING ACTIVITIES         $(31,445,255) $(21,781,478)
                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of shares                 $  9,236,005  $  5,940,672
  Proceeds from investment certificates issued    2,430,709     3,387,650
  Proceeds from mortgages payable                18,444,138     9,824,192
  Proceeds from short-term lines of credit        8,650,000     5,450,000
  Proceeds from sale of minority interest           585,334             0
  Repurchase of shares                           (1,971,506)   (1,054,454)
  Dividends Paid                                 (1,738,751)   (1,418,548)
  Redemption of investment certificates            (940,883)     (808,049)
  Principal payments on mortgage loans           (2,032,557)   (1,900,614)
  Payments on short-term lines of credit         (8,150,000)   (4,450,000)
                                               ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                   $ 24,512,489  $ 14,970,849
                                               ------------  ------------

NET INCREASE (DECREASE) IN CASH                $    143,697  $ (1,542,301)

CASH AT APRIL 30                               $  1,718,257  $  2,715,274

                                               ------------  ------------
CASH AT JANUARY 31                             $  1,861,954  $  1,172,973
                                               ------------  ------------

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
                                                    1998         1997
                                                    ----         ----

  Dividends reinvested                         $  3,149,841  $  3,068,581
  Real estate investment and mortgage loans
     receivable acquired through assumption
     of mortgage loans payable and accrual
     of costs                                    10,609,107    29,945,273
  Mortgage loan receivable transferred to
     property owned                               1,161,878     2,810,000
  Proceeds from sale of properties deposited
     directly with escrow agent                           0       456,029
  Mortgages paid directly by owner of contract            0             0
  Interest reinvested directly in investment
     certificates                                   244,124       173,379

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
     Interest paid on mortgages                $  6,739,919  $  4,968,209
     Interest paid on margin account and other       39,045        14,696
     Interest paid on investment certificates       224,529       162,405
                                               ------------  ------------
                                               $  7,003,493  $  5,145,310
                                               ------------  ------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are pleased to report that IRET's Third Quarter was very productive. Funds from Operations, Revenues, Real Estate Owned and Dividends all reached new highs. Of particular note is the attainment of the $200,000,000 mark in real estate assets owned.

RESULTS OF OPERATION. Funds from Operations for the Third Quarter of Fiscal 1998 increased to $2,593,611 from the $1,933,875 earned for the same period of the prior year (an increase of 34%). On a per share basis, Funds from Operations increased to $.16 vs. the year eariler figure of $.14 (an increase of 14%). For the nine-month period ended January 31, 1998, Funds from Operations was $7,033,924, compared to the year earlier figure of $5,383,299 (an increase of 31%). On a per share basis, the nine-month Funds from Operations was $.45 vs. $.39 (an increase of 16%). These excellent results stem from strong occupancy rates, decreased utility expense due to the mild winter, decreased interest rates and a good performance from the new properties added to our portfolio.

Taxable income for the third quarter was $1,636,404, compared to $1,108,223 for the prior year. For the nine-month period, it was $3,873,276, compared to $3,386,547.

Occupancy rates continue to be satisfactory and we continue to adjust rents upward as market conditions allow.

SALE OF PROPERTIES. A 48-unit apartment complex in Scottsbluff, Nebraska, was sold during the Third Quarter with a capital gain of $326,138.

PORTFOLIO ACQUISITIONS. The following properties were added to our investment portfolio during the Third Quarter and are producing income:

                                                     Cost
                                                     ----

  - 122 Unit Park East Apartment Complex,
    Fargo, ND                                     $ 4,900,000

  - 248 Unit Magic City Realty Apartment
    portfolio, Minot, ND                          $ 5,270,000

  - Edgewood Vista Alzheimer's Unit, Minot, ND    $   500,000

The following properties are under construction:

  - 67 Unit Legacy Apartment Complex,
    Grand Forks, ND                               $ 4,000,000

  - 2 - 67 Unit Cottonwood Apartment Buildings,
    Bismarck, ND                                  $ 8,000,000

  - Office Campus - Great Plains Software,
    Fargo, ND                                     $15,000,000

  - Edgewood Vista Phase II expansion,
    Minot, ND                                     $   800,000

FINANCIAL CONDITION. IRET continues to enjoy a very strong balance sheet. During the first three quarters of Fiscal 1998, real estate owned has increased to $206,042,648 from the $174,936,353 owned on April 30, 1997.
Real estate mortgages owed have increased to $131,907,577 from the $115,734,946 owed on April 30, 1997. Shareholder equity has increased to $66,288,632 from the prior fiscal year end figure of $59,997,619. Comparative balance sheet figures are:

                                           01/31/98             04/30/97
                                           --------             --------
Cash and Marketable Securities           $  6,292,956         $  6,457,182
Net Real Estate Owned                     206,042,648          174,936,353
Net Mortgages and Contracts                 1,710,280            2,954,815
Total Assets                              217,980,141          186,993,943
Total Liabilities                         146,088,496          126,995,322
Shareholder Equity                         66,288,632           59,997,619

CONSOLIDATED FINANCIAL REPORTS. The Financial Statements shown in this report consolidate IRET's financial report with those of the six limited partnerships of which IRET is the General Partner and creditor.

DIVIDENDS. IRET paid a regular dividend of 10.5 cents per share on January 16, 1998, to shareholders of record at the close of business on January 2, 1998. This was an increase from the 10.3 cents per share dividend paid on October 1, 1997, and was the 107th consecutive quarterly dividend paid by IRET.

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


                                 INVESTORS REAL ESTATE TRUST
                                 (Registrant)

                                    /s/ Thomas A. Wentz, Sr.
Date:  March 10, 1998           By ___________________________________
                                   Thomas A. Wentz, Sr.,Vice-President