Form 10-K405
period 1998-04-30
INVESTORS REAL ESTATE TRUST
filed 1998-07-30
CIK 798359

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      ______________________

                          FORM 10-K405

                     Annual Report Pursuant to
                      Section 13 or 15(d) of
                The Securities Exchange Act of 1934

   For the Fiscal Year Ended               Commission File No.
        April 30, 1998                          0-14851
                      ______________________

                   INVESTORS REAL ESTATE TRUST
      (Exact name of Registrant as specified in its charter)

           North Dakota                      45-0311232
 (State or other jurisdiction of           (IRS Employer
  incorporation or organization)         Identification No.)

  12 South Main, Minot, North Dakota            58701
(Address of principal executive offices)      (Zip Code)

                          701-852-1756
      (Registrant's Telephone Number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:

                                         Name of each exchange
       Title of each class                on which registered
       -------------------                -------------------
Capital Shares of Beneficial Interest  NASDAQ - Small Cap Market


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

     The aggregate market value of the Registrant's outstanding Capital Shares of Beneficial Interest held by non-affiliates is $107,755,595 based on the last reported sale price on June 11, 1998.

     The number of shares outstanding as of June 11, 1998, was 16,416,361 Capital Shares of Beneficial Interest (no par value).

     Portions of the Trust's definitive proxy statement for the 1998 annual meeting of shareholders are incorporated by reference in Part III hereof.
      ____________________________________________________________

                  INVESTORS REAL ESTATE TRUST
                         (Registrant)

                                   INDEX

Item                                                   Page
No.                                                    No.

     Cover Page . . . . . . . . . . . . . . . . . .       1
     Index. . . . . . . . . . . . . . . . . . . . .       3

PART I
 1.  Business . . . . . . . . . . . . . . . . . . .       4
 2.  Properties . . . . . . . . . . . . . . . . . .       7
 3.  Legal Proceedings. . . . . . . . . . . . . . .      13
 4.  Submission of Matters to a Vote of Security
     Holders. . . . . . . . . . . . . . . . . . . .      13
PART II
 5.  Market for Registrant's Common Stock and
     Related Security Holder Matters. . . . . . . .      13
 6.  Selected Financial Data. . . . . . . . . . . .      14
 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.      15
 8.  Financial Statements and Supplementary Data. .      25
 9.  Disagreements on Accounting and Financial
     Disclosure . . . . . . . . . . . . . . . . . .      25
PART III
10.  Directors and Executive Officers of the
     Registrant . . . . . . . . . . . . . . . . . .      25
11.  Executive Compensation . . . . . . . . . . . .      26
12.  Security Ownership of Certain Beneficial
     Owners and Management. . . . . . . . . . . . .      26
13.  Certain Relationships and Related
     Transactions . . . . . . . . . . . . . . . . .      27

PART IV
14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K. . . . . . . . . . . . . .      27
     Exhibit Index. . . . . . . . . . . . . . . . .      28
     Signatures . . . . . . . . . . . . . . . . . .      29
     Report of Independent Certified Public
     Accountants. . . . . . . . . . . . . . . . . .     F-1

                                PART I

Item 1.  BUSINESS

Investors Real Estate Trust (hereinafter "IRET"), a North Dakota Real Estate Investment Trust, was organized under the laws of the State of North Dakota on July 31, 1970. IRET has qualified and operated as a "real estate investment trust" under Sections 856-858 of the Internal Revenue Code since its inception.

On February 1, 1997, the Trust reorganized its structure in order to convert to Umbrella Partnership Real Estate Investment Trust (UPREIT) status. The Trust established an operating partnership (IRET Properties, a North Dakota Limited Partnership) with a wholly-owned corporate subsidiary acting as its sole general partner (IRET, Inc., a North Dakota Corporation). At that date, the Trust transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units.

The general partner has full and exclusive management responsibility for the real estate investment portfolio owned by the operating partnership. The partnership must be operated in a manner that will allow IRET to continue its qualification as a real estate investment trust under the Internal Revenue Code.

All limited partners of the operating partnership have "exchange rights" allowing them, at their option, to exchange their limited partnership units for shares of the Trust on a one for one basis. The exchange rights are subject to certain restrictions including no exchanges for at least one year following the acquisition of the limited partnership units. The operating partnership distributes cash on a quarterly basis in the amounts determined by the Trust which will result in each limited partner receiving the same distributions as an IRET shareholder.

IRET, pursuant to the requirements of Sections 856-858 of Internal Revenue Code which govern real estate investment trusts, is engaged in the business of making passive investments in real estate equities and mortgages.

IRET has its only office in Minot, North Dakota, and operates principally in the northern plains states with its operating partnership owning real estate investments in the states of North Dakota, Minnesota, South Dakota, Georgia, Nebraska, Montana, Michigan, Colorado, Idaho and Arizona.

IRET is also the general partner of six limited partnerships which own investment real estate. IRET, as the general partner and as a creditor of said limited partnerships, has a substantial influence over the operation of the partnerships. Thus, the financial statements of IRET and the six partnerships are consolidated for financial reporting purposes and all material intercompany transactions and balances have been eliminated.
The six limited partnerships consolidated with IRET are:

                Eastgate Properties, Ltd.
                Bison Properties, Ltd.
                First Avenue Building, Ltd.
                Sweetwater Properties, Ltd.
                Hill Park Properties, Ltd.
                Colton Heights, Ltd.

On May 1st, 1998, all six of these partnerships were merged into IRET
Properties.

IRET operates on a fiscal year ending April 30. For its past three fiscal years, its sources of operating revenue, total expenses, net real estate investment income, capital gain income, total income, and dividend distributions consolidated with said six limited partnerships are as follows:

                    Fiscal Year Ending 4/30

                        1998         1997          1996
                        ----         ----          ----
REVENUE FROM
OPERATIONS
Real Estate Rentals  $31,694,586  $22,972,368   $17,635,297
Interest, Discount &
  Fees                   712,959      861,613     1,024,368
                     $32,407,545  $23,833,981   $18,659,665
EXPENSE              $27,716,347  $20,334,538   $15,041,858
NET REAL ESTATE
 INVESTMENT INCOME   $ 4,691,198  $ 3,499,443   $ 3,617,807
GAIN ON SALE OF
 INVESTMENTS
  (CAPITAL GAIN)         465,499      398,424       994,163

MINORITY INTEREST
 OF UNIT HOLDERS
 IN OPERATING
 PARTNERSHIP            (141,788)         (18)            0

NET INCOME           $ 5,014,909  $ 3,897,849   $ 4,611,970

PER SHARE
    Net Income       $       .32  $       .28   $       .38
    Dividends Paid   $       .42  $       .39   $       .36

As indicated above, IRET's principal source of operating revenue is rental income from real estate properties owned by the Trust. A minor amount of revenue is derived from interest income from mortgages and contracts for deed secured by real estate, interest on short-term investments in government securities, interest on savings deposits and fees derived from serving as a general partner of certain limited partnerships. In addition to operating income, the Trust receives capital gain income when real estate properties have been sold at a price in excess of the depreciated cost of said properties.

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


IRET owned the following properties as of April 30, 1998:

REAL ESTATE OWNED:                Fiscal                           Mortgage
                                   1998       Year                 Payable
                    Size/Type   Occupancy  Purchased    Cost       Interest
                                                                    Rate
                    ---------   ---------  ---------    ----       --------
APARTMENTS

DAKOTA ARMS          18 Unit       94%        1996       $601,838    $376,788
Minot, ND           Apt. Bldg.                                    8.50%

FAIRFIELD            24 Unit       94%        1988       $421,052     $96,292
Marshall,  MN        Apt Bldg                                     9.00%

41 EAST APTS.        41 Unit       87%        1989       $385,779    $226,229
Dickinson,  ND      Apt. Bldg                                      8.50

SUNCHASE APTS.      2 18-unit      99%        1988     $1,011,001    $463,021
Fargo,  ND          Apt Bldgs.                                    9.04%

BEULAH CONDOS ND     22 Condo      51%        1983       $465,780      -
Beaulah,  ND          Units

CANDLELIGHT APTS     44 Units      98%        1993       $860,784    $498,299
Fargo,  ND          Apt. Bldg                                     8.50%

CENTURY APTS         120 Unit      91%        1986     $1,876,790  $1,522,794
Dickinson,  ND     Apt Complex                                    8.00625%

CENTURY APTS         192 Unit      85%        1986     $3,773,835  $2,577,896
Williston,  ND     Apt Complex                                    8.00625%

CHATEAU APTS         64 Unit       97%        1998     $2,364,744  $1,670,895
Minot,  ND         Apt. Complex                                   8.00625%

COUNTRY MEADOWS      49 Unit    Lease - Up    1998     $4,497,893  $2,647,777
Billings, MT       Apt Complex                                    7.51%

COLUMBIA PARK      Vacant land     N/A        Not     $1,076,327       -
PHASE II                                   Completed
Grand Forks,  ND

COTTONWOOD LAKE      268 Unit   Lease - Up    1998    $6,247,996       -
Bismarck,  ND      Apt Complex


CRESTVIEW APTS.      152 Unit      94%        1994    $4,760,549   $2,609,063
Bismarck, ND         Apt Bldg                                     8.69%

FOREST PARK          270 Unit      96%        1993    $6,953,499   $3,990,430
ESTATES            Apt Complex                                    7.625%
Grand Forks, ND

JENNER PROP.        125 Units      94%        1997    $2,423,196   $1,357,209
Grand Forks, ND     Apt Bldgs                                     9.50%
Dickinson, ND
Devils Lake, ND

KIRKWOOD MANOR      108 Units      98%        1997    $3,259,951   $2,270,000
Bismarck,  ND       Apt Bldgs                                     7.07%

LEGACY APTS          132 Unit      98%        1996   $10,491,463   $3,927,506
Grand Forks,  ND   Apt Complex                                    7.07%

MAGIC CITY APTS     248 Units      87%        1997    $5,347,982   $2,728,417
Minot,  ND          Apt Bldgs                                     8.50%

MIRAMONT APT         210 Unit      98%        1996   $14,270,961  $11,525,814
Ft. Collins, CO    Apt Complex                                    8.25%

NEIGHBORHOOD APT     192 Unit      96%        1996   $10,979,462   $7,400,220
Colorado Springs,  Apt Complex                                    7.98%
CO

NORTH POINTE 49      49 Unit       99%        1995    $2,401,228   $1,695,893
Bismarck,  ND        Apt Bldg                                     7.12%

OAK MANOR APTS       27 Unit       97%        1989      $300,812     $232,111
Dickinson, ND        Apt Bldg                                     8.75%

OAKWOOD ESTATES      160 Unit      87%        1993    $5,423,103   $3,424,949
Sioux Falls, SD    Apt Complex                                    8.00625%

OXBOW APTS           120 Unit      98%        1994    $4,966,017   $3,403,778
Sioux Falls,  SD   Apt Complex                                    8.00625%

PARK EAST APTS      122 Units      99%        1997    $4,918,211   $3,500,000
Fargo,  ND         Apt. Complex                                   6.82%

PARK MEADOWS APT     360 Unit      88%        1997   $10,709,497   $7,894,811
St. Cloud,  MN     Apt Complex                                    8.07%

PARK PLACE           48 Unit       86%        1988      $849,377       -
Waseca,  MN          Apt Bldg

PINE CONE APTS       195 Unit      94%        1994   $13,170,450  $10,534,209
Ft. Collins,  CO   Apt Complex                                    7.125%


POINTE WEST APTS     90 Unit       89%        1994    $3,860,726   $2,170,254
Rapid City,  SD    Apt Complex                                    8.97%

PRAIRIE WINDS APTS   48 Unit       93%        1993    $1,973,834   $1,336,552
Sioux Falls,  SD     Apt Bldg                                     7.67%

ROCKY MEADOWS        98 Unit       91%        1996    $6,641,116   $2,876,562
Billings,  MT      Apt Complex                                    7.75%

SOUTH POINTE         196 Unit      92%        1995   $10,257,854   $6,484,298
Minot,  ND         Apt Complex                                    7.12%

SOUTHVIEW APTS       24 Unit       80%        1994      $690,893       -
Minot,  ND           Apt Bldg

SOUTHWIND APTS       164 Unit      95%        1996    $5,595,660   $4,090,096
Grand Forks,  ND   Apt Complex                                    7.12%

WEST STONEHILL       313 Unit      95%        1995   $11,356,465   $7,912,344
St Cloud, MN       Apt Complex                                    7.93%

WOODRIDGE APTS       108 Unit      99%        1996    $6,480,251   $4,282,154
Rochester,  MN     Apt Complex                                    7.85%

Other Properties     81 Units      88%     1987-1991    $842,052      $16,566
  - less than                                                     8.75%
    $300,000 cost

                            Total Residential     $172,157,297

COMMERCIAL

401 SOUTH MAIN      9,200 sq.      84%        1987      $593,675       -
Minot, ND              ft.
Minot,  ND          Commercial
                       Bldg

408 1ST STREET SE  Rental House   100%        1986       $46,907       -
Minot,  ND

CREEKSIDE OFFICE   Office Bldgs    93%        1992    $1,656,836     $876,346
BUILDING                                                          8.35%
Billings,  MT

LESTER              5,000 sq.     100%        1988      $268,917       -
CHIROPRACTIC           ft.
CLINIC             Clinic Bldg
Bismarck,  ND

WALTERS 214 SO      3,500 sq.     100%        1978      $111,915         $773
MAIN                   ft.                                        9.00%
Minot,  ND         Retail Bldg


ARROWHEAD SHOPPING  80,000 sq.     99%        1973    $2,692,552       -
CNTR                   ft.
Minot,  ND           Shopping
                      Center

BARNES & NOBLE      30,000 sq.    100%        1994    $3,292,012   $2,135,006
Fargo, ND              ft.                                        7.98%
                   Retail/Whse.

BARNES & NOBLE      30,000 sq.    100%        1995    $3,699,101   $2,312,924
Omaha, NB              ft.                                        7.98%
                   Retail/Whse.

CARMIKE THEATRE     28,528 sq.    100%        1994    $2,545,737   $1,989,425
Grand Forks, ND        ft.                                        7.75%
                    10 screen
                    threatre

COMPUTER CITY       16,080 sq.    100%        1996    $2,113,574   $1,497,191
Kentwood, MI           ft.                                        7.75%
                      Strip
                   Shopping Ctr

EDGEWOOD VISTA      10,314 sq.    100%        1997      $962,428     $641,025
Missoula, MT           ft.                                        9.75%
                     Assisted
                      Living

EDGEWOOD VISTA      10,314 sq.    100%        1997      $899,821     $630,608
East Grand Forks,      ft.                                        8.35%
MN                  Assisted
                     Living

EDGEWOOD VISTA      77,211 sq.    100%        1997    $6,275,931   $3,617,668
Minot, ND              ft.                                        8.27%
                     Assisted
                      Living

HUTCHINSON        Manufacturing   100%        1993    $4,429,026   $2,221,843
TECHNOLOGY            Plant                                       8.75%
Sioux Falls,  SD

LINDBERG BUILDING  Office/Whrse   100%        1992    $1,455,789   $1,195,951
Eden Prairie,  MN                                                 8.75%

MINOT PLAZA         11,200 sq.    100%        1993      $508,796       -
Minot, ND              ft.
                      Strip
                   Shopping Ctr

PETCO WAREHOUSE     18,000 sq.    100%        1994    $1,278,934     $770,318
Fargo, ND              ft.                                        8.50%
                   Retail/Whrse

PIONEER SEED       Office/Whse.   100%        1992      $653,876     $303,622
Moorhead,  MN                                                     8.375%

RETAIL WAREHOUSE    70,000 sq.     12%        1994    $5,646,485   $3,518,783
Boise, ID              ft.                                        9.75%
                   Retail/Whse.

STONE CONTAINER   Manufacturing   100%        1995    $4,998,485   $3,024,316
Fargo, ND             Plant                                       8.25%

SUPERPUMPER        Gas Station/   100%        1988      $428,777       -
Crookston,  MN       Conven.
                      Store

SUPERPUMPER        Gas Station/   100%        1986      $297,064       -
Emerado,  ND         Conven.
                      Store

SUPERPUMPER        Gas Station/   100%        1991      $485,007       -
Grand Forks,  ND     Conven.
                      Store

SUPERPUMPER        Gas Station/   100%        1987      $239,212       -
Langdon,  ND         Conven.
                      Store

SUPERPUMPER        Gas Station/   100%        1993      $120,600       -
Sidney, MT           Conven.
                      Store

WEDGEWOOD            Assisted     100%        1996    $3,971,879   $1,536,479
RETIREMENT            Living                                      7.795%
Sweetwater,  GA       Center

                              Total Commercial       $49,673,337


CONSOLIDATED
PARTNERSHIPS:

SWEETWATER           114 Unit      89%        1972    $1,662,855     $194,883
PROPERTIES           Apt Bldgs                                     9.75%
Devils Lake &
Grafton,  ND

BISON PROPERTIES     125 Apt       94%        1972    $1,627,361      $71,327
Jamestown,            Units                                       10.00%
Carrington &
Cooperstown,  ND

1ST AVENUE          16,500 sq.     78%        1981      $801,622       -
BUILDING               ft.
Minot,  ND         Office Bldg.

EASTGATE             116 Unit      86%        1970    $1,778,628       -
PROPERTIES         Apt Complex
Moorhead,  MN

COLTON HEIGHTS       18 Unit       72%        1984      $864,800     $338,464
PROPERTIES,          Apt Bldg                                      8.75%
Minot,  ND

HILL PARK            92 Unit       94%        1985    $2,850,422   $1,403,790
PROPERTIES         Apt Complex                                     8.00625%
Bismarck,  ND

                               Total Partnerships     $9,585,688



                         Total Real Estate Owned    $231,416,322 $134,059,974
                         Less: Accumulated
                               Depreciation          (21,516,129)

                         Net Carrying Value         $209,900,193

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

  -  CONTRACTS OR OPTIONS TO SELL. As of April 30, 1998,
     IRET had not entered into any contracts or options to sell any of the above properties.

  - OCCUPANCY AND LEASES. Occupancy rates shown above are for the fiscal year ended April 30, 1998. In the case of apartment properties, lease arrangements with individual tenants vary from month-to-month to one-year leases, with the normal term being six months. Leases on commercial properties vary from one year to 20 years.

MORTGAGE LOANS RECEIVABLE:
                     Real Estate          4/30/98
Location              Security            Balance      Rate
--------              --------            -------      ----
GILBERT, AZ
NE 1/4-27-2-6       Commercial Land     $   678,700      8%

FARGO, ND
Great Plains
  Software          Office Building     $ 1,701,308    9.5%

OTHER MORTGAGES
Over $100,000                           $   938,196    7-9%
$50,000 to $99,999                                0
$20,000 to $49,999                           78,474    8-9%
Less than $20,000                            41,630    7-9%
                                        -----------
                TOTAL                   $ 3,438,308
                Unearned Discounts           (4,818)
                Allowance for Losses       (120,314)
                Deferred Gain                (2,000)
                                        -----------
                                        $ 3,311,176
                                        ===========

SUMMARY OF REAL ESTATE INVESTMENT PORTFOLIO

REAL ESTATE INVESTMENTS:
Real Estate Owned            $231,416,322
  Less Depreciation Reserve   (21,516,129) $209,900,193  94%
                             ------------
Mortgage Loans                  3,438,308
  Less unearned discounts
    and interest                  ( 4,818)
  Less allowance for losses      (120,314)
  Less deferred gain               (2,000)    3,311,176   1%
                             ------------  ------------
  Total Real Estate Investments            $213,211,369
                                           ============

OTHER ASSETS:
Cash and marketable securities             $  6,389,446
Deposits and accruals                         5,117,699
                                           ------------
  Total Other Assets                       $ 11,507,145   5%
                                           ------------

TOTAL ASSETS                               $224,718,514 100%
                                           ============

Item 3.  LEGAL PROCEEDINGS

IRET is not involved in any legal proceedings or litigation other than normal collection matters that will not have a material impact on financial results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 19, 1997 Annual Shareholders' meeting, the only matters submitted to a vote of security holders were the election of ten Trustees and ratification of the reappointment of the independent certified public accountants.


                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

Since October 17, 1997, IRET Shares of Beneficial Interest have traded on the NASDAQ Small-Cap market under the symbol IRETS.

     Price Range
     -----------
                                          Total      Total
Fiscal Quarter Ended     High     Low     Volume     Trades
--------------------     ----     ---     ------     ------
    10-31-97 *          $7.125   $6.563    35,154      45
     1-31-98             7.313    6.625   339,857     204
     4-30-98             7.344    7.031   437,487     196

       * From 10-20-98 - First trading day

During Fiscal 1998, IRET also offered primary Shares of Beneficial Interest for sale to the public under Best Efforts offerings through various brokers registered with the National Association of Securities Dealers. Primary shares were sold at $7.20 per share from 5-01-97 and at $7.45 per share from 1-05-98 through the end of Fiscal Year 1998 (4-30-98). IRET also repurchased its shares during Fiscal 1998. Following is a summary, by quarter-year, of the sale of primary shares and repurchase of shares by IRET:

                                           Shares      Dollars
                                           ------      -------
5/01/97 Beginning Balance                14,940,513  $65,073,951

Quarter Ended 7/31/97
  - Shares sold                             356,722  $ 2,920,162
  - Commissions paid                                    (163,102)
  - Shares repurchased                      (20,393)    (386,062)
                                         ----------  -----------
                                         15,276,842  $67,444,949

Quarter Ended 10/31/97
  - Shares sold                             630,937  $ 4,422,125
  - Commissions paid                                    (243,432)
  - Shares repurchased                     (101,548)    (807,573)
                                         ----------  -----------
                                         15,806,231  $70,816,070

Quarter Ended 1/31/98
  - Shares sold                             340,640  $ 2,415,531
  - Commissions paid                                     (99,850)
  - Shares repurchased                     (108,903)    (777,871)
                                         ----------  -----------
                                         16,037,969  $72,353,880

Quarter Ended 4/30/98
  - Shares sold                             505,062  $ 3,656,419
  - Commissions paid                                    (195,456)
  - Shares repurchased                     (151,618)  (1,106,285)
                                         ----------  -----------
                                         16,391,412  $74,708,559
                                         ==========  ===========

As of May 31, 1998, IRET had 3,615 shareholder accounts, compared to 3,075 on the same date in 1997. No shareholder held 5% or more of the 16,391,412 Shares of Beneficial Interest outstanding on 4-30-98. IRET has no other classes of stock and there were no warrants, stock options or other contractual arrangements requiring the issuance of its stock.

IRET has paid quarterly dividends since July 1, 1971. Dividends Paid during the past two fiscal years were as follows:

                                         Fiscal Year
                                         -----------
                                    1997             1998
                                    ----             ----
        July 1st                   $.0925           $.10125
        October 1st                 .095             .1030
        January 8th (16th)          .0975            .105
        April 1st                   .10              .107

Item 6.  SELECTED FINANCIAL DATA

                                               Year Ended April 30
                               --------------------------------------------------------------------
                                   1998          1997          1996          1995          1994
                                                                          (Restated)    (Restated)
                               --------------------------------------------------------------------
Consolidated Income Statement Data
 Revenue                       $ 32,407,545  $ 23,833,981  $ 18,659,665   $13,801,123   $11,583,008
 Operating Income                 4,691,198     3,499,443     3,617,807     3,560,318     3,135,426
 Gain on repossession/
  sale of investments               465,499       398,424       994,163       407,512        64,962

 Minority interest of
  unitholders in
  operating partner-
  ship                             (141,788)          (18)            0             0             0

 Net Income                       5,014,909     3,897,849     4,611,970     3,967,830      3,200,388


Balance Sheet Data
 Total real estate
  investments                  $213,211,369  $177,891,168  $122,377,909   $84,005,635    $63,972,042
 Total assets                   224,718,514   186,993,943   131,355,638    94,616,744     72,391,548
 Shareholders' equity            68,152,626    59,997,619    50,711,920    37,835,654     29,997,189


Consolidated Per Share Data
 Net income                    $        .29  $        .25  $        .30   $       .34    $       .35
 Gain on repossession/
  sale of investments                   .03           .03           .08           .04            .01
 Dividends                              .42           .39           .37           .34            .33
 Tax status of dividend
  capital gain                         2.9%         21.0%          1.6%         11.0%          7.40%
 Ordinary income                      97.1%         79.0%         98.4%         89.0%         92.60%
 Return of capital                     0.0%          0.0%          0.0%          0.0%          0.00%

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL: IRET has operated as a "real estate investment trust" under Sections 856-858 of the Internal Revenue Code since its formation in 1970 and is in the business of owning income-producing real estate investments.

On February 1, 1997, IRET restructured itself as an Umbrella Partnership Real Estate Investment Trust (UPREIT). IRET, through its wholly owned subsidiary, IRET, Inc., is the general partner of IRET Properties, a North Dakota limited partnership (the "Operating Partnership"). All business operations for IRET are conducted through the Operating Partnership. No other material change in IRET's business is contemplated at this time.

This discussion and analysis should be read in conjunction with the attached audited financial statements prepared by Brady Martz & Associates, certified public accountants, who have served as the auditor for IRET since its inception.

Certain matters included in this discussion are forward-looking statements within the meaning of federal securities laws. Although IRET believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that the expectations expressed will actually be achieved. Many factors may cause actual results to differ materially from IRET's current expectations, including general economic conditions, local real estate conditions, the general level of interest rates and the availability of financing, timely completion and lease up of properties under construction, and various other economic risks inherent in the business of owning and operating investment real estate.

RESULTS OF OPERATIONS:

  Fiscal Year 1998 Compared to Fiscal Year 1997.

     OVERVIEW.

     An improvement in occupancy rates for IRET's apartment communities and good results from newly acquired properties resulted in a significant increase in Funds From Operations and earnings for IRET's 28th year, which ended April 30, 1998. Total assets and shareholder equity also increased materially and IRET Shares of Beneficial Interest were listed on the NASDAQ Small-Cap in October of 1997.

     FUNDS FROM OPERATIONS.

     Funds From Operations (taxable income increased by noncash deductions of real estate asset depreciation and amortization, and reduced by capital gain income and other extraordinary income items) for Fiscal 1998 increased to $9,447,425 ($.60 per share), compared to $7,144,622
     ($.51 per share) received in Fiscal 1997, and the $5,977,431 ($.49 per share) recognized in Fiscal 1996.

     EARNINGS.

     IRET's net taxable earnings for Fiscal Year 1998 increased to $5,014,909 from the $3,897,849 earned in Fiscal 1997 and the $4,611,970 earned in Fiscal 1996. On a per share basis, net taxable earnings increased to $.32 per share in Fiscal 1998 from $.28 in Fiscal 1997 (an increase of 14%), but a decline of $.06 per share from the $.38 earnings in Fiscal 1996.

     The increase in taxable earnings resulted from increased rental income which resulted from a higher occupancy level in apartment communities owned by the Operating Partnership.

     REVENUES.

     Total revenues of the Operating Partnership for Fiscal 1998 were $32,407,545, compared to $23,833,981 in Fiscal 1997 (an increase of 36%) and $18,659,665 in Fiscal 1996. The increase in revenues received during Fiscal 1998 in excess of the prior year revenues was $8,573,564. This increase resulted from:

       Rent from 7 properties acquired in
         Fiscal 1998                         $2,658,085
       Rent from 11 properties acquired in
         Fiscal 1997 in excess of that
         received in Fiscal 1997              5,310,670
       An increase in rental income on
         existing properties                    893,976
       An increase in rent on Smith Home
         Furnishing Building (bankruptcy of
         tenant)                                 54,021
       A decrease in rent - properties sold
         during 1997                           (194,534)
       A decrease in interest income           (148,654)
                                             ----------
                                             $8,573,564

     This increase in revenue resulted primarily from the addition of new real estate properties to the portfolio. Rents received on properties owned prior to the beginning of Fiscal Year 1998 saw an increase in scheduled rents of 2%, and the occupancy level for those properties increased from approximately 90% to slightly over 94% resulting in an increase in rental income from those properties of $893,976. The new properties acquired during Fiscal Years 1997 and 1998 generated nearly $8,000,000 of new revenues.

     Interest income continued to decline as IRET completes the repositioning of its investment portfolio from a mix of real estate equities and mortgage loans to one consisting entirely of real estate equities. Management is of the opinion that the long term yields from real estate equity investments will exceed that available from interest income on mortgage loans but, in the short run, the switch has resulted in lower immediate revenues and taxable income.

     Capital gain income for Fiscal 1998 was $465,499 resulting from the sale of three investment properties. This compares to $398,424 of capital gain income recognized in Fiscal 1997 and the $994,163 recognized in Fiscal 1996.

     IRET will continue to seek to market several of its older and smaller apartment properties.

     NET TAXABLE INCOME. The $1,117,060 increase in net taxable income for Fiscal 1998 over the net income earned in the prior fiscal year resulted from:

       An increase in gain from sale of
         investments                        $    67,075
       An increase in net rental income
         (rents, less utilities, maintenance,
          taxes, insurance and management)    5,733,442
       A decrease in interest income           (148,654)
       An increase in interest expense       (2,840,328)
       An increase in depreciation expense   (1,207,316)
       An increase in operating expenses
         and advisory trustee services         (299,869)
       An increase in amortization expense      (45,520)
       An increase in Minority interest of
       Operating Partnership Income            (141,770)
                                            -----------
                                            $ 1,117,060
                                            ===========

     PROPERTY ACQUISTIONS. The Operating Partnership added nearly
     $40,000,000 of real estate investments to its portfolio during Fiscal 1998, including:

       Commercial:
       ----------
         Edgewood Vista, East Grand Forks,
          MN                                $   892,500
         Edgewood Vista, Minot, ND            6,191,410

       Apartments:
       ----------
       Units  Description
       -----  -----------
        125   Jenner Properties-Grand Forks
               (90), Devils Lake (18) &
               Dickinson (17), ND           $ 2,350,000
        108   Kirkwood Manor-Bismarck, ND     3,175,000
        248   Magic City Realty Portfolio     5,270,000
         67   Country Meadows-Billings, MT    4,496,134
        122   Park East Apartments-Fargo, ND  4,900,000
       **67   Legacy Apartments (Phase II)-
               Grand Forks, ND                3,489,937
         67   Cottonwood Apartments-Bismarck,
               ND                             4,522,347
         64   Chateau Apartments-Minot, ND    2,364,090
        *67   Cottonwood Apartments (Phase II)
               Bismarck, ND                   1,362,804
       ----                                 -----------
        935                         Total   $39,014,222

  *Property not placed in service at April 30, 1998. Additional costs are still to be incurred.
 **Represents costs to complete a project started in year ended April 30, 1997.

     PROPERTY DISPOSITIONS. During Fiscal 1998, the Operating
     Partnership sold three real estate properties -- Superpumper Convenience Store in New Town, ND; Superpumper Convenience Store in Bottineau, ND; and a 48-unit apartment complex in Scottsbluff, NE, realizing a total capital gain of $465,499.

  FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996. IRET's Fiscal Year 1997, which ended on April 30, 1997, saw a continuation of IRET's rapid growth with assets owned increasing by more than 40%. IRET's 27th year ended with total assets, revenues, funds from operations and shareholder equity all reaching record levels.

     FUNDS FROM OPERATIONS. Funds from Operations (taxable income increased by noncash deductions of depreciation and amortization, and reduced by capital gain income and other extraordinary income items) for Fiscal 1997 increased to $7,144,622 ($.51 per share), compared to $5,977,431
     ($.49 per share) generated by IRET in Fiscal 1996 and the $5,434,244 ($.52 per share) recognized in Fiscal 1995.

     EARNINGS. IRET's net taxable earnings for Fiscal Year 1997 decreased to $3,8 97,849 from the $4,611,970 earned in Fiscal 1996 and the $3,967,830 earned in Fiscal 1995. Approximately one-half of the decrease in earnings from the Fiscal 1996 level resulted from a decrease in capital gain income. In Fiscal 1997, $398,424 of capital gain income was recorded, as compared to $994,163 in the prior year.

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

     REVENUES. Total revenues for Fiscal 1997 were $23,833,982, compared to $18,659,665 in Fiscal 1996 (an increase of 28%)and $13,801,123 in Fiscal 1995. The increase in revenues received during Fiscal 1997 in excess of the prior year revenues was $5,174,317. This increase resulted from:

       Rent from 11 properties acquired in
         Fiscal 1997                         $4,451,266
       Rent from 7 properties acquired in
         Fiscal 1996 in excess of that
         received in Fiscal 1996              1,526,453
       A decrease in rental income on
         existing properties (-5.4%)           (625,949)
       An increase in rent on Smith Home
         Furnishing Building (bankruptcy
         of tenant)                              61,892
       A decrease in rent - properties sold
         during 1996                            (76,590)
       A decrease in interest income           (162,755)
                                             ----------
                                             $5,174,317
                                             ==========

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

     NET TAXABLE INCOME. The $714,121 decrease in net taxable income for Fiscal 1997 over the net income earned in the prior fiscal year resulted from:

       A decrease in gain from sale of
         investments                           $  (595,739)
       An increase in net rental income
         (rents, less utilities, maintenance,
         taxes, insurance and management)        3,518,152
       A decrease in interest income              (162,755)
       An increase in interest expense          (2,091,037)
       An increase in depreciation expense      (1,322,867)
       An increase in operating expenses
         and advisory trustee services             (97,169)
       A decrease in amortization expense           37,312
       An increase in Minority interest of
         Operating Partnership Income                  (18)
                                               -----------
                                               $  (714,121)

     PROPERTY ACQUISITIONS. IRET added nearly $60,000,000 of real estate to its portfolio during Fiscal 1997, including:

     Commercial:                                  Cost
     ----------                                   ----
       Computer City, Kentwood, MI            $ 2,113,574
       Edgewood Vista, Missoula, MT               962,428
       Wedgwood Retirement Inns,
         Sweetwater, GA                         2,810,000

     Units  Apartments
     -----  ----------
       67   Circle 50, Billings, MT*          $ 1,519,855
       98   South Pointe II, Minot, ND**        1,024,234
       60   Rosewood Court, Sioux Falls,
             SD                                 1,938,245
      116   Legacy Apts., Grand Forks, ND**     3,573,057
       98   Rocky Meadows, Billings, MT**       2,654,554
      210   Miramont Apts., Fort Collins,
             CO                                14,235,461
      192   Neighborhood Apts., Colorado
             Springs, CO                       10,849,561
      108   Woodridge Apts., Rochester, MN      6,398,096
       67   Cottonwood Lake, Bismarck, ND*      1,055,862
      360   Park Meadows Apts., St. Cloud,
             MN                                10,242,747
                                              -----------
                                      Total   $59,377,674

      *Property not placed in service at April 30, 1997. Additional costs are still to be incurred.
     **Represents costs to complete a project started in the year ending April 30, 1996.

     PROPERTY DISPOSITIONS: During Fiscal 1997, IRET sold a 24 plex apartment building in Hutchinson, MN, realizing a gain of $252,000. It also recognized a gain of $138,600 from the previous sale of an 18 plex apartment building in Mandan, ND.

DIVIDENDS. The following dividends were paid during Fiscal 1998:

              Date            Per Share Dividend
              ----            ------------------
         July 1, 1997               $.10125
         October 1, 1997            $.103
         January 16, 1998           $.105
         April 1, 1998              $.107
                                    -------
                                    $.41625

The Fiscal 1998 pay-out represented a 6.7% increase over the dividends paid during the prior Fiscal Year of $.39 per share.

FUNDS FROM OPERATIONS. The funds derived during Fiscal 1998 by the Trust from its operations increased by 20% over the prior year and by 34% from the Fiscal 1996 level ($9,447,425 in Fiscal 1998, versus $7,144,604 in 1997 and
$5,977,431 in 1996). On a per share basis, Funds From Operations increased to $.60 per share from $.51 in Fiscal 1997 (an increase of 18%) and the $.49 generated in Fiscal 1996. (IRET uses the definition of "Funds From Operations" recommended by the National Association of Real Estate Investment Trusts to mean "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures calculated on the same basis." It is emphasized that funds from operations as so calculated and presented does not represent cash flows from operations as defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indication of operating performance or to cash flows as a measure of liquidity or ability to fund all cash needs.) (See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements attached hereto.)

The following is a comparison of dividends paid during the past five fiscal years to Funds From Operations (as defined above):

                         Fiscal        Fiscal        Fiscal         Fiscal         Fiscal
Item                      1998          1997          1996      1995(Restated)  1994(Restated)
----                      ----          ----          ----      --------------  --------------
Net Income (GAAP)      $5,014,909    $3,897,849    $4,611,970     $3,967,830     $3,200,388
Adjustments
  Gain from Property
    Sales                (465,499)     (398,424)     (994,163)      (407,512)       (64,962)
                       ----------    ----------    ----------     ----------     ----------
Operating Income       $4,549,410    $3,499,425    $3,617,807     $3,560,318     $3,135,426
Plus Depreciation       4,791,907     3,584,591     2,261,724      1,767,294      1,323,474
Plus Amortization         106,108        60,588        97,900         20,659         28,199
                       ----------    ----------    ----------     ----------     ----------
Funds from Operations  $9,447,425    $7,144,604    $5,977,431     $5,348,271     $4,487,099
Dividends Paid         $6,518,627    $5,508,689    $4,439,034     $3,660,986     $3,102,061
                       ----------    ----------    ----------     ----------     ----------

                       $2,928,798    $1,635,915    $1,538,397     $1,687,285     $1,385,038

Management expects that the Funds From Operations (as defined above) will continue to improve during Fiscal 1998 and will continue to exceed dividends paid in the coming year.

LIQUIDITY AND CAPITAL RESOURCES. Important investment and Financing events in Fiscal 1998 were:

  - The net proceeds from sale of Shares of Beneficial Interest under Best Efforts offerings were $8,421,858;
  - An additional $8,288,271 of equity capital was contributed to the Operating Partnership in UPREIT transactions;
  -  Seven property loans were refinanced. The new loans totalled
     $27,000,000, were at a lower interest rate than the old loans and generated $3,245,000 of additional cash for investment in new properties;
  - Nearly $40,000,000 of new real estate investments were acquired by the Operating Partnership.

IRET's financial condition at the end of Fiscal 1997 continued at the very strong level of its prior fiscal year.

  - IRET's shareholder equity increased to $68,152,626 from $59,997,619 on April 30, 1997, a gain of $8,155,007 (14%).
     Equity capital on April 30, 1996 was $50,711,920. These increases result from the sale of shares of beneficial interest and the reinvestment of dividends in new shares.
  - Liabilities of the Operating Partnership increased to $148,276,615 from $126,995,322 on April 30, 1997. IRET's liabilities on April 30, 1996, were $80,643,718.
  - Total assets of the Operating Partnership increased to $224,718,514 from $186,993,943 on April 30, 1997. IRET's total assets on April 30, 1996, were $131,355,638.
  - Cash and marketable securities were $6,389,446 compared to the year earlier figure of $6,457,182 and $7,127,131 on April 30, 1996.
  - In addition to its cash and marketable securities, IRET Properties has unsecured line of credit agreements with First International Bank & Trust and First Western Bank & Trust, both of Minot, North Dakota, of $6,500,000, of which $1,000,000 was in use on April 30, 1998.

AFFILIATED PARTNERSHIPS. IRET sponsored and served as a general partner of seven limited partnerships. Because of IRET's position as a general partner and creditor of these partnerships and because the partnerships (with the exception of Chateau Properties) did not produce sufficient cash flow to pay debts due to IRET as scheduled prior to Fiscal Year 1996, the financial statements of IRET and the seven partnerships were consolidated for financial reporting purposes to more properly depict the financial status of IRET. During Fiscal Year 1996, a new mortgage loan was negotiated by Chateau Properties, Ltd., on its 64-unit apartment building in Minot, North Dakota. As a result of this refinancing, the partnership paid the balance that it owed to IRET on the contract for deed under which the apartment building had been purchased from IRET. Further, IRET was not required to guarantee the new mortgage loan made by the partnership. Accordingly, for Fiscal 1996 and 1997, IRET is accounting for its partnership interest in Chateau Properties under the equity method of accounting. Prior financial statements have been restated to reflect this change. On April 1, 1998, Chateau Properties was merged into the Operating Partnership.

The six consolidated partnerships are as follows:

                            Year              Property             IRET
Name                       Formed               Owned            Ownership

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
Ltd.                                          Apts.

On May 1, 1998, all six partnerships were merged into the Operating
Partnership.


CONSOLIDATED FINANCIAL STATEMENTS. The financial statement included in this Form 10-K405 consolidates the financial statements of IRET and the above six limited partnerships. All material inter-company transactions and balances have been eliminated on the consolidated statement. The principal impact of this consolidation on the statement of operations is to reduce reported income as a result of increased depreciation. On the balance sheet, related mortgage loans and the investment in partnerships is reduced and real estate owned is increased. Also, the deferred income account is decreased and the retained earnings account is also decreased.

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

ECONOMIC CONDITIONS. Fiscal 1998 saw improved economic conditions in the northern plains states in which IRET operates. Occupancy rates for residential properties increased to 94% from the year earlier level of 90.5% and scheduled rent levels for Trust properties improved slightly in Fiscal 1998 (2%). The mild winter of 1997-98 also impacted earnings by decreasing snow removal and utility expenses and vacancy rates.

YEAR 2000 COSTS. IRET has requested its principal vendors to inform it of any anticipated problems associated with the Year 2000 issue for computer hardware and software. IRET itself does not own or operate computer systems and will have no direct costs to up-date such systems. However, IRET could be impacted by computer failures of its third-party vendors. IRET has been informed by these service providers (including its Advisor - Odell-Wentz &
Associates, LLC) that computer systems will be Year 2000 compliant by the end of 1998. IRET does not anticipate that the Year 2000 problem will have any material cost to it.


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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and Trustees of IRET as of April 30, 1998, were:

  Name, Age                  Business Experience During          Year Position
 and Position                    Past Five Years                   Commenced
 ------------                    ---------------                   ---------

*C. Morris Anderson       President of North Hill Bowl, Inc.;        1970
 Age 69                   Director of Dakota Boys Ranch (25 yrs.);
 Trustee                  Chairman of the Board, International Inn,
                          Inc. and Director, Norwest Bank - Minot,
                          N.A.

*Ralph A. Christensen     Retired rancher; former                    1970
 Age 69                   Director of First Bank - Minot, N.A.
 Trustee and Chairman     Chairman of IRET.

*John D. Decker           Investor                                   1970
 Age 81
 Trustee

*Mike F. Dolan            Investor; Vice-Chairman of IRET.           1978
 Age 87
 Trustee & Vice-Chairman

*J. Norman Ellison, Jr.   Businessman; Managing Partner of           1970
 Age 75                   Ellison Realty Co.; Former Director
 Trustee                  of First Bank - Minot, N.A.

*Daniel L. Feist          Realtor; Broker; Real Estate Developer;    1985
 Age 66                   Builder; General Contractor; President -
 Trustee                  Owner Feist Construction & Realty;
                          Investor; Businessman, former Director
                          of First Bank - Minot, N.A.; Director,
                          N.D. Holdings, Inc. - Minot.

*Patrick G. Jones         Investor                                   1986
 Age 50
 Trustee

*Jeff L. Miller           Investor; Businessman; President of        1985
 Age 54                   M&S Concessions, Inc. and former
 Trustee & Vice-Chairman  president of Coca-Cola Bottling Co. of
                          Minot; former Director of First Bank -
                          Minot.

 Roger R. Odell           Realtor; President of IRET; Member in      1970
 Age 72                   Odell-Wentz & Associates, LLC (Advisor
 Trustee, President       to IRET); Director of Investors
 and Advisor              Management & Marketing, Inc. and Inland
                          National Securities, Inc.

 Thomas A. Wentz, Sr.     Attorney, Pringle & Herigstad, P.C.;       1970
 Age 63                   Member in Odell-Wentz & Associates, LLC
 Vice-President           (Advisor to IRET).

 Thomas A. Wentz, Jr.     Attorney, Pringle & Herigstad, P.C.;       1996
 Age 32                   General Partner of WENCO, a North Dakota
 Trustee                  Limited Partnership.

 Timothy P. Mihalick      Realtor; Operations Manager of             1988
 Age 39                   Odell-Wentz & Associates, LLC (Advisor
 Vice-President           to IRET); Vice-President and Chief
                          Operating Officer of IRET.

 Diane K. Bryantt         Controller of Odell-Wentz & Associates,    1997
 Age 34                   LLC (Advisor to IRET); Secretary of
 Secretary                IRET.


* Unaffiliated Trustees.

Item 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption
"Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on August 18, 1998.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 31, 1998, no person, nor any trustee or officer individually was known by the Trust to own beneficially more than 5% of the outstanding
Shares of Beneficial Interest.

Collectively, the Trustees owned 8.23% of such shares on said date.

Additional information regarding security ownership is to be found in portions of the Trust's definitive proxy statement for the 1998 annual meeting of shareholders, incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption
"Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held August 18, 1998.

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

          See the Table of Contents to Financial Statements and
          Supplemental Data.

     3.   Documents Incorporated by Reference

                                        Part of Form 10-K405
                                        into which Document
                    Document             is Incorporated
          ----------------------------- --------------------

          Proxy Statement to be filed         Part III
          in connection with the annual
          meeting of shareholders to be
          held August 18, 1998

     4.   Exhibits

          See the following list of exhibits.

     (b)  Reports on Form 8-K - None filed.

     (c)  The following is a list of Exhibits to the Registrant's Annual
Report on Form 10-K405 for the fiscal year ended April 30, 1998. The
Registrant will furnish a copy of any exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form
10-K405 or are incorporated by reference as indicated below.

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

                             INVESTORS REAL ESTATE TRUST

                                /s/ Thomas A. Wentz, Sr.
Date:   July 23, 1998      By:____________________________
                              Thomas A. Wentz, Sr. Vice-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                   Title                     Date

/s/ Roger R. Odell
___________________________  President, Trustee and       July 23, 1998
Roger R. Odell               Principal Executive Officer

/s/ Thomas A. Wentz, Sr.
___________________________  Vice-President               July 23, 1998
Thomas A. Wentz, Sr.

___________________________  Trustee and Chairman         July ___, 1998
Ralph A. Christensen

/s/ Mike F. Dolan
___________________________  Trustee and Vice-Chairman    July 27, 1998
Mike F. Dolan

/s/ Jeff L. Miller
___________________________  Trustee and Vice-Chairman    July 28, 1998
Jeff L. Miller

/s/ C. Morris Anderson
___________________________  Trustee                      July 24, 1998
C. Morris Anderson

/s/ J. Norman Ellison, Jr.
___________________________  Trustee                      July 24, 1998
J. Norman Ellison, Jr.

/s/ Daniel L. Feist
___________________________  Trustee                      July 24, 1998
Daniel L. Feist

/s/ Patrick G. Jones
___________________________  Trustee                      July 24, 1998
Patrick G. Jones

/s/ John D. Decker
___________________________  Trustee                      July 23, 1998
John D. Decker

/s/ Thomas A. Wentz, Jr.
___________________________  Trustee                      July 24, 1998
Thomas A. Wentz, Jr.

/s/ Timothy P. Mihalick
___________________________  Vice-President               July 23, 1998
Timothy P. Mihalick

/s/ Diane K. Bryantt
___________________________  Secretary                    July 23, 1998
Diane K. Bryantt






                           INVESTORS REAL ESTATE TRUST

                                AND SUBSIDIARIES

                               Minot, North Dakota


                      Consolidated Financial Statements as of

                             April 30, 1998 and 1997

                                       and

                          Independent Auditor's Report

                   INDEPENDENT AUDITOR'S REPORT




Board of Trustees
Investors Real Estate Trust and Subsidiaries
Minot, North Dakota


We have audited the accompanying consolidated balance sheets of Investors
Real Estate Trust and Subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Subsidiaries as of April 30,
1998 and 1997, and the consolidated results of its operations and cash flows for the years ended April 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.




Brady, Martz & Associates, P.C.

May 27, 1998

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
                        Consolidated Balance Sheets
                          April 30,1998 and 1997


                                  ASSETS
                                              1998               1997
                                              ----               ----
REAL ESTATE INVESTMENTS
     Property owned                       $231,416,322       $191,884,509
     Less accumulated depreciation         (21,516,129)       (16,948,156)
                                          ------------       ------------
                                          $209,900,193       $174,936,353

     Mortgage loans receivable               3,438,308          3,108,933
     Less discounts and allowances            (127,132)          (154,118)
                                          ------------       ------------
     Total real estate investments        $213,211,369       $177,891,168
                                          ------------       ------------

OTHER ASSETS
     Cash                                 $  2,132,220       $  1,718,257
     Marketable securities - held-to-
      maturity                               3,536,538          4,055,459
     Marketable securities - available-
      for-sale                                 720,688            683,466
     Accounts receivable                        55,326            332,814
     Real estate deposits                    2,493,713            100,000
     Investment in partnership                   6,705             78,469
     Prepaid insurance                         219,871            248,377
     Tax and insurance escrow                1,254,068          1,250,469
     Deferred charges                        1,088,016            635,464
                                          ------------       ------------

TOTAL ASSETS                              $224,718,514       $186,993,943
                                          ============       ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY


                                               1998              1997
                                               ----              ----
LIABILITIES
     Accounts payable and accrued
      expenses                            $  2,847,080       $  3,073,071
     Notes payable                           1,000,000                  0
     Mortgages payable                     134,059,974        115,734,946
     Investment certificates issued         10,369,561          8,187,305
                                          ------------       ------------
     Total liabilities                    $148,276,615       $126,995,322

MINORITY INTEREST OF UNITHOLDERS IN
  OPERATING PARTNERSHIP                   $  8,289,273       $      1,002
                                          ------------       ------------

SHAREHOLDERS' EQUITY
     Shares of beneficial interest
      (unlimited authorization, no
      par value, 16,391,412 shares
      outstanding in 1998 and
      14,940,513 shares outstanding
      in 1997)                            $ 74,708,559       $ 65,073,951
     Accumulated distributions in
      excess of net income                  (6,666,555)        (5,162,837)
     Unrealized gain on securities
      available-for-sale                       110,622             86,505
                                          ------------       ------------
     Total shareholders' equity           $ 68,152,626       $ 59,997,619
                                          ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                  $224,718,514       $186,993,943
                                          ============       ============

The accompanying notes are an integral part of these financial statements.

                        INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
               for the Years Ended April 30, 1998, 1997 and 1996

                                       1998           1997          1996
                                   -----------     -----------   -----------
REVENUE
 Real estate rentals               $31,694,586     $22,972,368   $17,635,297
 Interest, discounts and fees          712,959         861,613     1,024,368
                                   -----------     -----------   -----------
 Total revenue                     $32,407,545     $23,833,981   $18,659,665

EXPENSES
 Interest                          $10,479,104     $ 7,638,776   $ 5,547,739
 Depreciation                        4,791,907       3,584,591     2,261,724
 Utilities and maintenance           5,142,459       3,741,877     3,167,560
 Taxes and insurance                 3,536,147       2,720,495     2,065,017
 Property management expenses        2,642,977       1,870,435     1,281,311
 Advisory and trustee services         745,907         559,149       458,019
 Operating expenses                    271,738         158,627       162,588
 Amortization                          106,108          60,588        97,900
                                   -----------     -----------   -----------
 Total expenses                    $27,716,347     $20,334,538   $15,041,858
                                   -----------     -----------   -----------

OPERATING INCOME                   $ 4,691,198     $ 3,499,443   $ 3,617,807

GAIN ON SALE OF PROPERTIES             465,499         398,424       994,163

MINORITY INTEREST PORTION OF
 OPERATING PARTNERSHIP INCOME         (141,788)            (18)            0
                                   -----------     -----------   -----------
NET INCOME                         $ 5,014,909     $ 3,897,849   $ 4,611,970
                                   ===========     ===========   ===========

Net income per share:
 Operating income                  $      0.29     $      0.25   $      0.30
 Gain on sale of properties               0.03            0.03          0.08
                                   -----------     -----------   -----------
 Net income                        $      0.32     $      0.28   $      0.38
                                   ===========     ===========   ===========



  The accompanying notes are an integral part of these financial statements.

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
               Consolidated Statements of Shareholders' Equity
              for the Years Ended April 30, 1998, 1997 and 1996




                                                                Unrealized
                                                Accumulated      Gain on
                                   Shares of   Distributions    Securities      Total
                       Number of  Beneficial   in excess of     Available-   Shareholders'
                        Shares     Interest     Net Income       for-Sale       Equity
                      ----------  -----------  -------------   -----------   -------------
BALANCE MAY 1, 1995   11,187,786  $41,560,587  $(3,724,933)    $         0   $37,835,654

Net income                     0            0    4,611,970               0     4,611,970
Dividends distributed          0            0   (4,439,034)              0    (4,439,034)
Dividends reinvested     502,599    3,100,988            0               0     3,100,988
Sale of shares         1,603,159    9,820,470            0               0     9,820,470
Shares repurchased       (34,636)    (218,128)           0               0      (218,128)
                      ----------  -----------  -----------     -----------   -----------

BALANCE APRIL 30,
 1996                 13,258,908  $54,263,917  $(3,551,997)    $         0   $50,711,920

Net income                     0            0    3,897,849               0     3,897,849
Dividends distributed          0            0   (5,508,689)              0    (5,508,689)
Dividends reinvested     554,681    3,579,744            0               0     3,579,744
Sale of shares         1,403,776    9,025,706            0               0     9,025,706
Shares repurchased      (276,852)  (1,795,416)           0               0    (1,795,416)
Increase in unrealized
 gain on securities
 available-for-sale            0            0            0          86,505        86,505
                      ----------  -----------  -----------     -----------   -----------

BALANCE APRIL 30,
 1997                 14,940,513  $65,073,951  $(5,162,837)    $    86,505   $59,997,619

Net income                     0            0    5,014,909               0     5,014,909
Dividends distributed          0            0   (6,518,627)              0    (6,518,627)
Dividends reinvested     636,799    4,290,541            0               0     4,290,541
Sale of shares         1,196,562    8,421,858            0               0     8,421,858
Shares repurchased      (382,462)  (3,077,791)           0               0    (3,077,791)
Increase in unrealized
 gain on securities
 available-for-sale            0            0            0          24,117        24,117
                      ----------  -----------  -----------     -----------   -----------

BALANCE APRIL 30,
 1998                 16,391,412  $74,708,559  $(6,666,555)    $   110,622   $68,152,626
                      ==========  ===========  ===========     ===========   ===========

 The accompanying notes are an integral part of these financial statements.

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
             for the Years Ended April 30, 1998, 1997 and 1996

                                             1998           1997           1996
                                             ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                             $  5,014,909  $  3,897,849   $  4,611,970
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization          4,898,015     3,645,179      2,359,624
    Minority interest portion of
     operating partnership income            141,788            18              0
    Accretion of discount on contracts        (5,706)       (7,698)       (16,570)
   Gain on sale of properties               (465,499)     (398,424)      (994,163)
   Interest reinvested in investment
    certificates                             349,791       288,517        161,813
   Changes in other assets and liabilities:
    Increase in real estate deposits        (350,000)     (100,000)             0
    (Increase) decrease in other assets      377,758      (415,274)       (15,645)
    Increase in tax and insurance escrow      (3,599)      (98,942)      (834,007)
    Increase in deferred charges            (558,660)     (180,779)      (257,991)
    Increase (decrease) in accounts payable
     and accrued expenses                   (225,991)      (69,119)     1,219,771
                                        ------------  ------------   ------------
 Net cash provided from operating
  activities                            $  9,172,806  $  6,561,327   $  6,234,802
                                        ------------  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturity of marketable
  securities held-to-maturity           $    518,921  $    356,398   $    417,952
 Principal payments on mortgage loans
  receivable                                 565,359     1,706,202      2,642,346
 Proceeds from sale of property            1,482,046             0        389,784
 Payments for acquisition and
  improvement of properties              (22,894,602)  (38,046,177)   (32,462,846)
 Purchase of marketable securities
  available-for-sale                               0      (596,961)             0
 Investment in mortgage loans receivable  (2,061,179)   (2,835,212)    (1,784,981)
                                        ------------  ------------   ------------
 Net cash used for investing
  activities                            $(22,389,455) $(39,415,750)  $(30,797,745)
                                        ------------  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of shares           $  8,421,858  $  9,025,706   $  9,820,470
 Proceeds from investment certificates
  issued                                   3,283,248     4,225,004      1,695,924
 Proceeds from mortgages payable          10,612,652    27,094,270     29,025,001
 Proceeds from short-term lines of
  credit                                  12,900,000     8,450,000              0
 Proceeds from sale of minority interest           0         1,000              0
 Repurchase of shares                     (3,077,791)   (1,795,416)      (218,128)
 Dividends paid                           (2,228,086)   (1,930,439)    (1,338,046)
 Distributions paid to minority interest
  unit holders                              (179,185)          (16)             0
 Redemption of investment certificates    (1,450,783)   (2,128,686)      (917,732)
 Principal payments on mortgage loans     (2,751,301)   (2,634,017)   (15,554,717)
 Payments on short-term lines of credit  (11,900,000)   (8,450,000)             0
                                        ------------  ------------   ------------
 Net cash provided from financing
  activities                            $ 13,630,612  $ 31,857,406   $ 22,512,772
                                        ------------  ------------   ------------

NET INCREASE (DECREASE) IN CASH         $    413,963  $   (997,017)  $ (2,050,171)

CASH AT BEGINNING OF YEAR                  1,718,257     2,715,274      4,765,445
                                        ------------  ------------   ------------

CASH AT END OF YEAR                     $  2,132,220  $  1,718,257   $  2,715,274
                                        ============  ============   ============

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                            1998           1997           1996
                                            ----           ----           ----
SUPPLEMENTARY SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
 Dividends reinvested                   $  4,290,541  $  3,579,744   $  3,100,988
 Real estate investment and mortgage
  loans receivable acquired through
  assumption of mortgage loans payable
  and accrual of costs                    10,463,677    19,575,635      8,232,568
 Mortgage loan receivable transferred
  to property owned                        1,161,878     2,810,000              0
 Proceeds from sale of properties
  deposited directly with escrow agent     2,870,387       455,329        426,352
 Properties acquired through the
  issuance of minority interest units
  in the operating partnership             8,325,652             0              0
 Interest reinvested directly in
  investment certificates                    349,791       288,517        161,813


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
 Cash paid during the year for:
  Interest paid on mortgages            $  9,613,154  $  6,773,978   $  4,661,065
  Interest paid on investment
   certificates                              657,966       508,686        292,660
                                        ------------  ------------   ------------
                                        $ 10,271,120  $  7,282,664   $  4,953,725
                                        ============  ============   ============

   The accompanying notes are an integral part of these financial statements.

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                       April 30, 1998, 1997 and 1996


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

     The general partner has full and exclusive management responsibility for the real estate investment portfolio owned by the operating partnership. The partnership is operated in a manner that allows IRET to continue its qualification as a real estate investment trust under the Internal Revenue Code.

     All limited partners of the operating partnership have "exchange rights" allowing them, at their option, to exchange their limited partnership units for shares of the Trust on a one for one basis. The exchange rights are subject to certain restrictions including no exchanges for at least one year following the acquisition of the limited partnership units. The operating partnership distributes cash on a quarterly basis in the amounts determined by the Trust which results in each limited partner receiving the same dividends as a Trust shareholder.

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

                    Eastgate Properties, Ltd.
                    Bison Properties, Ltd
                    First Avenue Building, Ltd.
                    Sweetwater Properties, Ltd.
                    Hill Park Properties, Ltd.
                    Colton Heights, Ltd.

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

     MARKETABLE SECURITIES - The Trust's investments in securities are classified as securities "held-to-maturity" and securities "available-for -sale." The securities classified as held-to-maturity consist of Government National Mortgage Association securities for which the Trust has the positive intent and ability to hold to maturity. They are reported at cost, adjusted by amortization of premiums and accretion of discounts which are recognized in interest income using the straightline method over the period to maturity which approximates the effective interest method.

     The securities classified as "available-for-sale" consist of equity shares in other real estate investment trusts and are stated at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in shareholders' equity. Cost of securities sold are recognized on the basis of specific identification.

     REAL ESTATE DEPOSITS consist of funds held by an escrow agent to be applied toward the purchase of real estate qualifying for gain deferral as a like-kind exchange of property under Section 1031 of the Internal Revenue Code. It also consists of earnest money, or "good faith deposits," to be used by the Trust toward the purchase of property or the payment of loan costs associated with loan refinancing.

     INVESTMENT IN PARTNERSHIP - The Trust accounted for its investment in Chateau Properties, Ltd. under the equity method of accounting, wherein the appropriate portion of the earnings or loss is recognized currently. The Operating Partnership had a general partnership interest in the limited partnership. Chateau Properties, Ltd. had invested in real estate properties. During 1998, the real estate in Chateau Properties, Ltd. was acquired through the issuance of operating partnership units. The remaining balance at April 30, 1998 represents interests in several partnerships.

     MINORITY INTEREST - Capital contributions, distributions and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement.

     NET INCOME PER SHARE - The Trust adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share in 1998. Restating the prior years net income per share to conform to the provisions of this statement resulted in no changes to previous amounts reported as the number of outstanding shares used to calculate basic net income per share are substantially identical to those used in the prior years. Basic net income per share is computed using the weighted average number of shares outstanding. The aggregate weighted average shares outstanding used in computing net income per share was 15,636,214 in 1998, 14,044,467 in 1997 and 12,137,123 in 1996. There is no potential for dilution of net income per share as no dilutive shares have been authorized. For this reason, a separate diluted net income per share has not been disclosed.

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

     Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non-performing loans, income is recognized as discussed in Note 4.

     INTEREST CAPITALIZATION - Interest is capitalized on accumulated expenditures relating to the acquisition and development of certain qualifying properties.

     RECLASSIFICATIONS - Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.


NOTE 2 - OFF-BALANCE-SHEET RISK

     The Trust had deposits at Norwest Bank, North Dakota, N.A., and First American Bank which exceeded Federal Deposit Insurance Corporation limits by $349,802 and $449,907, respectively, at April 30, 1998.


NOTE 3 - PROPERTY OWNED UNDER LEASE

     Property consisting principally of real estate owned under lease is stated at cost less accumulated depreciation and is summarized as follows:

                                  April 30, 1998    April 30, 1997
                                  --------------    --------------
      Residential                  $180,986,906      $149,643,413
       Less accumulated
        depreciation                (15,449,736)      (11,845,692)
                                   ------------      ------------
                                   $165,537,170      $137,797,721
                                   ------------      ------------

      Commercial                   $ 50,429,416      $ 42,241,096
       Less accumulated
        depreciation                 (6,066,393)       (5,102,464)
                                   ------------      ------------
                                   $ 44,363,023      $ 37,138,632
                                   ------------      ------------

      Remaining cost               $209,900,193      $174,936,353
                                   ============      ============

     There were no repossessions during the years ended April 30, 1998 and 1997.

     The above cost of residential real estate owned included construction in progress of $753,680 and $2,482,849 as of April 30, 1998 and 1997, respectively.

     Construction period interest of $220,573, $269,513, and $690,665 has been capitalized for the years ended April 30, 1998, 1997 and 1996, respectively.

     Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $27,231,714, $18,935,111, and $12,286,492 for the years ended April 30,
     1998, 1997 and 1996, respectively.

     Gross revenues from commercial property rentals totaled $4,462,872, $4,037,258, and $5,348,805 for the years ended April 30, 1998, 1997 and
     1996, respectively. Commercial properties are leased to tenants under terms of leases expiring at various dates through 2013. Lease terms often include renewal options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rents based on a percentage of sales totaled $28,316, $16,517, and $25,054 for the years ended April 30, 1998, 1997 and 1996, respectively.

     The future minimum lease payments to be received under these operating leases for the commercial properties as of April 30, 1998, are as follows:

          Year ending April 30,
                    1999                    $ 6,667,483
                    2000                      6,658,627
                    2001                      6,570,453
                    2002                      5,724,100
                    2003                      5,662,960
                    Thereafter               54,585,504
                                            -----------
                                            $85,869,127
                                            ===========

NOTE 4 - MORTGAGE LOANS RECEIVABLE

     Mortgage loans receivable consists of fourteen contracts which are collateralized by real estate. Contract terms call for monthly payments of principal and interest. Interest rates range from 7 to 10.25%. Mortgage loans receivable have been evaluated for possible losses considering repayment history, market value of underlying collateral, deferred gains and economic conditions.

     Future principal payments due under the mortgage loan contracts as of April 30, 1998 are as follows:

          Year ending April 30,
                    1999                    $ 2,088,754
                    2000                         88,858
                    2001                         85,035
                    2002                         92,040
                    2003                        203,390
                    Later years                 880,231
                                            -----------
                                            $ 3,438,308
                                            ===========

     Details concerning mortgage loans receivable from related parties can be found in Note 10.

     Non-performing mortgage loans receivable were $0 at April 30, 1998 and $174,911 at April 30, 1997. These loans are recognized as impaired in conformity with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. The total allowance for credit losses related to those loans was approximately $0 and $30,000, respectively. The average balance of impaired loans for the year ended April 30, 1998 was approximately $50,000. For impairment recognized in conformity with FASB Statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Additional interest income that have been earned on these loans if they had not been non-performing amounted to approximately $6,000 in 1998 and $33,000 in 1997. There was no interest income on non-performing loans recognized on a cash basis for 1998 or 1997.

NOTE 5 - MARKETABLE SECURITIES

     The amortized cost and estimated market values of marketable securities held-to-maturity at April 30, 1998 and 1997 are as follows:

     1998
     ----                          Gross        Gross
                     Amortized   Unrealized   Unrealized      Fair
     Issuer            Cost        Gains        Losses        Value
     ------         ----------  -----------  ------------  ----------
       GNMA         $3,536,538  $    22,757  $    -        $3,559,295
                    ==========  ===========  ============  ==========

     1997
     ----
       GNMA         $4,055,459  $     -      $    166,031  $3,889,428
                    ==========  ===========  ============  ==========

     The amortized cost and estimated market values of marketable securities available-for-sale at April 30, 1998 and 1997 are as follows:

     1998
     ----                                        Gross
                     Amortized   Unrealized    Unrealized      Fair
                       Cost           Gains      Losses        Value
                    ----------  -----------   -----------   -----------
     Equity Shares
      in other
      REIT's        $  610,066  $   110,622   $    -        $   720,688
                    ==========  ===========   ===========   ===========

     1997
     ----
     Equity Shares
      in other
      REIT's        $  596,961  $    90,015   $     3,510   $   683,466
                    ==========  ===========   ===========   ===========

     There were no realized gains or losses on sales of securities for the years ended April 30, 1998, 1997 and 1996.

     Marketable securities held-to-maturity consist of Governmental National Mortgage Association (GNMA) securities bearing interest from 6.5% to 9.5% with maturity dates ranging from May 15, 2016 to June 15, 2023. The following is a summary of the maturities of securities held-to-maturity at April 30, 1998 and 1997:

                                          1998                        1997
                                --------------------------    -----------------------
                                 Amortized         Fair       Amortized        Fair
                                   Cost            Value        Cost           Value
                                -----------     ----------    ----------    ----------
     Due after 10 years         $ 3,536,538     $3,559,295    $4,055,459    $3,889,428
                                ===========     ==========    ==========    ==========

NOTE 6 - NOTES PAYABLE

     As of April 30, 1998, the Trust had lines of credit available from two financial institutions. An unsecured line of credit was issued by First Western Bank & Trust in the amount of $4,000,000 carrying an interest rate equal to prime and maturing December 1, 1998. A second unsecured line of credit from First International Bank & Trust was issued in the amount of $2,500,000 carrying an interest rate equal to prime and maturing September 12, 1998. Interest payments are due monthly on both notes. As of April 30, 1998 the Trust had an unpaid balance of $1,000,000 on the First Western Bank & Trust line of credit and no unpaid balance on the First International Bank & Trust line of credit. As of April 30, 1997, the Trust had no unpaid balances on either line of credit.

NOTE 7 - MORTGAGES PAYABLE

     Mortgages payable as of April 30, 1998, included mortgages on properties owned totaling $134,012,050, and mortgages of $47,924 on property sold on contract. The carrying value of the related real estate owned was $190,827,346 and the carrying value of the related mortgage loans receivable was $209,260 as of April 30, 1998.

     Mortgages payable as of April 30, 1997, included mortgages on properties owned totaling $115,608,689, and mortgages of $126,257 on property sold on contract. The carrying value of the related real estate owned was $165,399,893 and the carrying value of the related mortgage loans receivable was $353,480 as of April 30, 1997.

     Monthly installments are due on the mortgages with interest rates ranging from 6.80% to 9.75% and with varying maturity dates through November 30, 2034.

     The aggregate amount of required future principal payments on mortgages payable is as follows:

          Years ending April 30,
                    1999                     $  3,319,048
                    2000                        6,533,758
                    2001                        3,671,496
                    2002                        3,954,021
                    2003                        4,221,911
                    Later years               112,359,740
                                             ------------
                    Total payments           $134,059,974
                                             ============

NOTE 8 - INVESTMENT CERTIFICATES ISSUED

     The Trust has placed investment certificates with the public. The interest rates vary from 6.5% to 11% per annum, depending on the term of the security. Total securities maturing within fiscal years ending April 30 are shown below. Interest is paid annually, semiannually, or quarterly on the anniversary date of the security.

     Due in years ending April 30,
                    1999                     $ 6,444,209
                    2000                       2,322,910
                    2001                         690,822
                    2002                         305,273
                    2003                         567,747
                    Thereafter                    38,600
                                             -----------
                                             $10,369,561
                                             ===========

NOTE 9 - DEFERRED GAIN FROM PROPERTY DISPOSITIONS

     Deferred gain represents gain from property dispositions that have been reported on the installment method. With the installment method of reporting, the proportionate share of the gain is recognized at the point cash is received. Deferred gain recognized on the installment basis was $16,713, $146,361, and $476,913 for the years ended April 30, 1998, 1997 and 1996, respectively.

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

     Mr. Roger R. Odell and Mr. Thomas A. Wentz, Sr., officers and shareholders of the Trust, are partners in Odell-Wentz & Associates, the advisor to the Trust. Under the Advisory Contract between the Trust and Odell-Wentz & Associates, the Trust pays an advisor's fee based on the net assets of the Trust and a percentage fee for investigating and negotiating the acquisition of new investments. For the year ended April 30, 1998, Odell-Wentz & Associates received total fees under said agreement of $740,393. The fees for April 30, 1997 were $667,367, and for April 30, 1996 were $484,086.

     For the years ended April 30, 1998, 1997 and 1996, the Trust has capitalized $141,468, $177,834, and $115,993, respectively, of these fees, with the remainder of $598,925, $489,533, and $368,093, respectively, expensed as advisory and trustee fees on the statement of operations. The advisor is obligated to provide office space, staff, office equipment, computer services and other services necessary to conduct the business affairs of the Trust.

     Investors Management and Marketing (IMM) provides property management services to the Trust. Roger R. Odell is a shareholder in IMM. IMM received $530,678, $408,904, and $281,717 for services rendered for years ended April 30, 1998, 1997 and 1996, respectively.

     Inland National Securities is a corporation that provides underwriting services in the sale of additional shares for the Trust. Roger R. Odell is also a shareholder in Inland National Securities. Fees for services totaled $171,755 for the year ended April 30, 1998, $291,143 for the year ended April 30, 1997, and $269,656 for the year ended April 30, 1996.

     The Trust paid fees and expense reimbursements to the law firm in which Thomas A. Wentz, Sr. is a partner totaling $62,293, $36,045, and $23,488 for the years ended April 30, 1998, 1997 and 1996, respectively.

     Investment certificates issued by the Trust to officers and trustees totaled $1,219,457 and $519,528, at April 30, 1998 and 1997, respectively.

     The Trust issued 334,172 limited partnership units at $7.20/unit to Roger R. Odell and C. Morris Anderson upon the completion of the UPREIT transaction with Magic City Realty. Mr. Odell and Mr. Anderson owned all of Magic City Realty. Mr. Anderson is also a trustee of the Trust

NOTE 11 - MARKET PRICE RANGE OF SHARES

     Since October 17, 1997, Investors Real Estate Trust traded shares on the NASDAQ Small Capital Market. During the period October 17, 1997 through April 30, 1998, a total of 812,498 shares were traded in 445 separate trades. The high trade price during the period was 7.406, low was 6.563, and the closing price on April 30, 1998 was 7.1888.

     Prior to October 17, 1998, Investors Real Estate Trust shares were traded on the Over-the-Counter Market. The price range is as follows:

                                   Bid                   Ask
                              --------------        --------------
                                Low     High         Low     High
                              ------   -----        ------  -----
               1996           $ 5.89   $6.30        $ 6.40  $6.85
               1997             6.44    6.62          7.00   7.20
               1998             6.62    6.85          7.20   7.45


NOTE 12 - SUBSEQUENT EVENT

     The owners of the six limited partnerships, that are consolidated in the financial statements (as described in Note 1), exchanged properties for limited partnership units in the operating partnership, effective May 1, 1998. The following summarizes the units exchanged and the dollar amount attributed to each partnership's property:

                                  Number of
                              Limited Partnership  Dollar Amount
                                 Units Issued     of Units Issued
                                 ------------     ---------------
     Eastgate Properties, Ltd.     12,450           $ 92,753
     Bison Properties, Ltd.        11,400             84,930
     First Avenue Building, Ltd.    4,200             31,290
     Sweetwater Properties, Ltd.   10,500             78,225
     Hill Park Properties, Ltd.    19,200            143,040
     Colton Heights, Ltd.           6,750             50,288


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       Notes payable - The carrying amount approximates fair value because of the short maturity of those notes.

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

       Accrued interest payable - The carrying amount approximates fair value because of the short-term nature of when interest will be paid.

     The estimated fair values of the Company's financial instruments are as follows:

                                         1998                          1997
                               --------------------------    --------------------------
                                 Carrying        Fair          Carrying        Fair
                                  Amount         Value          Amount         Value
                               --------------------------    --------------------------
Financial Assets
----------------
 Mortgage loan receivable      $  3,438,308  $  3,438,308    $  3,108,933  $  3,108,938
 Cash                             2,132,220     2,132,220       1,718,257     1,718,257
 Marketable securities
   held-to-maturity               3,536,538     3,559,295       4,055,459     3,889,428
 Marketable securities
   available-for-sale               720,688       720,688         683,466       683,466

Financial Liabilities
---------------------
 Notes payable                 $  1,000,000  $  1,000,000    $          0  $          0
 Mortgages payable              135,059,974   129,354,699     115,734,946   113,007,861
 Investment certificates
   issued                        10,369,561    10,202,603       8,187,305     8,136,971
 Accrued interest payable         1,220,177     1,220,177       1,012,193     1,012,193

                           ADDITONAL INFORMATION

          INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION




Board of Trustees
Investors Real Estate Trust
 and Subsidiaries
Minot, North Dakota


Our report on our audit of the basic consolidated financial statements of Investors Real Estate Trust and Subsidiaries for the years ended April 30, 1998, 1997 and 1996, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 20 through 35 related to the 1998, 1997 and 1996 consolidated financial statements is presented for purposes of additional anaylsis and is not a required part of the basic consolidated financial statements. Such information, except for information on page 35 that is marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended April 30, 1998, 1997 and 1996, taken as a whole.

We have also previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Investors Real
Estate Trust and Subsidiaries as of April 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended April 30, 1995 and 1994, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 30 relating to the 1995 and 1994 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.



BRADY, MARTZ & ASSOCIATES, P.C.

May 27, 1998

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
                          April 30, 1998 and 1997


Schedule I
MARKETABLE SECURITIES

                                 April 30, 1998             April 30, 1997
                            ----------------------       -----------------------
                             Principal                    Principal
                              Amount       Market          Amount        Market
                            ----------  ----------       ----------   ----------
GNMA Pools                  $3,536,538  $3,559,295       $4,055,459   $3,889,428
                            ==========  ==========       ==========   ==========


                               Cost        Market           Cost         Market
                            ----------  ----------       ----------   ----------

Equity shares in
 other REIT's               $  610,066  $  720,688       $  596,961   $  683,466
                            ==========  ==========       ==========   ==========


                        INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                For the Years Ended April 30, 1998, 1997 and 1996


Schedule X
SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                               Charged to Costs and Expenses
                                         ------------------------------------------
                                             1998            1997           1996
                                         -----------     -----------    -----------
Item
----
  Maintenance and repairs                $ 2,832,772     $ 1,812,496    $ 1,702,365
  Taxes, other than payroll and
   income taxes
     Property taxes                        3,162,656       2,515,631      1,873,720
  Royalties                                     *               *              *
  Advertising costs                             *               *              *


* Less than 1 percent of total revenues

                      INVESTORS REAL ESTATE TRUST
                          AND SUBSIDIARIES


SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                       COST
                                                                   CAPITALIZATION
                                                                   SUBSEQUENT TO
                                    INITIAL COST TO TRUST           ACQUISITION
                                  --------------------------  ------------------------
                                                 BUILDING &                  CARRYING
APARTMENTS          ENCUMBRANCES     LAND       IMPROVEMENTS  IMPROVEMENTS     COSTS
----------          ------------  ------------  ------------  ------------  ----------

32ND AVE SW         $    376,788  $     50,000  $    543,147  $      8,691  $       -

177 10TH AVE E           226,229        40,000       318,109        27,669          -
DICKINSON

405 GRANT AVE                  -        13,584       157,211        52,551          -
HARVEY, ND

4301-4313                463,021        52,870       908,727        49,404          -
9TH AVE SW FARGO

BEULAH CONDOS                  -         6,360       336,589       122,830          -
ND

BISON PROPERTIES          71,327       100,210     1,348,127       179,024          -

CANDLELIGHT APTS         498,299        80,040       757,977        22,767          -
FARGO ND

CENTURY APTS           1,522,794       100,000     1,564,598       212,192          -
DICKINSON

CENTURY APTS           2,577,896       200,000     3,166,750       407,084          -
WILLISTON ND

CHATEAU APTS           1,670,895       122,000     2,242,090           654          -
MINOT ND

COUNTRY MEADOWS        2,647,777       491,247     3,701,540       184,284     120,821
BILLINGS MT

COLUMBIA PARK,                 -       725,277             -             -           -
GRAND FORKS, ND

COLTON HEIGHTS           338,464        80,000       734,286        50,514           -
PROPERTIES

COTTONWOOD                     -     1,055,862     5,077,785             -     114,353
LAKE BISMARCK

CRESTVIEW APTS         2,609,063       235,000     4,290,031       235,518           -
BISMARCK

EASTGATE                       -        23,917     1,490,181       264,530           -
PROPERTIES

FAIRFIELD                 96,292        35,000       275,000       111,052           -
APTS,
MARSHALL MN

FOREST PARK            3,990,430       810,000     5,579,164       564,335           -
ESTS, G FORKS

HILL PARK              1,403,790       224,750     2,562,296        63,376           -
PROPERTIES

JENNER PROPERTIES      1,357,209       220,000     2,077,500       125,696           -

KIRKWOOD APTS,         2,270,000       449,290     2,729,745        80,916           -
BISMARCK ND

LEGACY APTS            3,927,506       700,000     5,843,203        46,922     177,896
GRAND FORKS

LEGACY PHASE II,               -       661,855     3,015,222             -      46,194
GRAND FORKS, ND

MAGIC CITY             2,728,417       532,000     4,738,000        77,982           -
APTS, MINOT ND

MANDAN APTS,              16,566        20,000       236,750        19,758           -
MANDAN ND

MIRAMONT APT,         11,525,814     1,470,000    12,765,460        35,501           -
FT COLLINS CO


NEIGHBORHOOD           7,400,220     1,033,592     9,811,600       134,270           -
APT, CO SPRINGS

NORTH POINTE,          1,695,893       143,500     2,120,413        13,628     123,687
BISMARCK

OAK MANOR                232,111        25,000       225,000        50,812           -
APTS, DICKINSON

OAKWOOD ESTATES        2,148,247       342,800     2,783,950       355,918           -
S FALLS SD

OXBOW, SIOUX           3,403,778       404,072     4,494,441        67,504           -
FALLS

PARK EAST              3,500,000        83,000     4,082,665       752,546           -
APTS, FARGO ND

PARK MEADOWS           7,894,811     1,143,450     9,099,297       466,750           -
WAITE PARK MN

PARK PLACE,                    -        40,000       634,737       174,640           -
WASECA MN

PARKWAY APTS,                  -         7,000        40,738        70,364           -
BEULAH ND

PINE CONE             10,534,209       904,545    12,167,093        98,812           -
APTS, FT COLLINS

POINTE WEST            2,170,254       240,000     3,537,775        82,951           -
APTS, MINOT

PRAIRIE WINDS          1,336,552       144,097     1,816,011        13,726           -
APTS, S FALLS

ROCKY MEADOWS          2,876,562       655,985     5,588,113       293,640     103,378
96, BILLINGS

ROSEWOOD/              1,276,702       200,000     1,738,245         2,190           -
OAKWOOD, S FALLS

SOUTH POINTE,          6,484,298       550,000     9,150,975       154,007     402,872
MINOT

SOUTHVIEW                      -       185,000       468,585        37,308           -
APTS, MINOT

SOUTHWIND              4,090,096       400,000     5,033,683       161,977           -
APTS,
GRAND FORKS

SWEETWATER               194,812        90,767     1,208,847       363,241           -
PROPERTIES

VIRGINIA                       -        37,600       163,036        23,460           -
APARTMENTS MINOT

WEST STONEHILL         7,912,344       939,000    10,167,355       250,110           -
ST CLOUD MN

WOODRIDGE              4,282,154       370,000     6,028,096        82,155           -
APTS, ROCHESTER MN
                    ------------  ------------  ------------  ------------  -----------
                     107,751,620    16,438,670   151,742,358    11,381,483    1,089,291
                    ------------  ------------  ------------  ------------  -----------

                                                                                     LIFE ON WHICH
                                  BUILDINGS                                          LATEST INCOME
                                     AND                   ACCUMULATED      DATE      STATEMENT
                        LAND    IMPROVEMENTS     TOTAL     DEPRECIATION   ACQUIRED   IS COMPUTED
                   ------------ ------------ ------------  ------------   --------   -------------
APARTMENTS
----------
1112 32ND AVE SW   $     50,000 $    551,838 $    601,838  $     34,521     1996      24-40 years

177 10TH                 40,278      345,501      385,778        69,977     1989      24-40 years
AVE E DICKINSON

405 GRANT                14,674      208,672      223,346        31,467     1991      24-40 years
AVE HARVEY ND

4301-4313                68,868      942,133    1,011,001       227,730     1988       5-40 years
9TH AVE SW FARGO

BEULAH CONDOS            78,339      387,441      465,780       313,947     1983      15-40 years
ND

BISON PROPERTIES        100,210    1,527,151    1,627,361     1,124,807     1972      25-40 years

CANDLELIGHT              80,040      780,744      860,800       106,039     1993      24-40 years
APTS FARGO ND

CENTURY APTS            126,738    1,750,052    1,876,790       548,710     1986      35-40 years
DICKINSON,

CENTURY APTS            274,971    3,498,864    3,773,834     1,158,993     1986      35-40 years
WILLISTON ND

CHATEAU                 122,000    2,242,744    2,364,744         2,368     1997      12-40 years
APTS,
MINOT ND

COLTON HEIGHTS           80,095      784,705      864,800       341,639     1984      33-40 years
PROPERTIES

COLUMBIA PARK           725,277            0      725,277             -     1996       40 years
PHASE II GF

COUNTRY MEADOWS         491,247    4,006,646    4,497,893        35,249     1996       40 years
BILLINGS, MT

COTTONWOOD            1,055,862    5,192,134    6,247,996        12,850     1997       40 years
LAKE, BISMARCK

CRESTVIEW               235,000    4,525,549    4,760,549       492,494     1994      24-40 years
APTS, BISMARCK

EASTGATE                 28,639    1,749,989    1,778,628     1,317,117     1970      33-40 years
PROPERTIES

FAIRFIELD                35,360      385,692      421,052        77,315     1988      24-40 years
APTS,
MARSHALL MN

FOREST PARK             811,954    6,141,545    6,953,499       800,318     1993      24-40 years
ESTS, G FORKS

HILL PARK               245,653    2,604,769    2,850,422     1,129,069     1985      33-40 years
PROPERTIES

JENNER PROP. -        1,357,209    1,065,987    2,423,196        38,925     1996       40 years
UPREIT

KIRKWOOD APTS,          449,290    2,810,661    3,259,951        50,263     1997      12-40 years
BISMARCK ND

LEGACY APTS,            700,000    6,068,111    6,768,111       236,404     1996      24-40 years
GRAND FORKS

LEGACY PHASE            661,855    3,061,416    3,723,271        17,767     1997      12-40 years
II, GRAND FORKS

MAGIC CITY              532,000    4,815,982    5,347,982        57,746     1997      12-40 years
APTS, MINOT ND

MANDAN APTS,             20,000      256,508      276,508        51,204     1989      24-40 years
MANDAN ND

MIRAMONT APTS,        1,470,000   12,800,961   14,270,961       479,779     1996       40 years
FT COLLINS CO

NEIGHBORHOOD          1,033,592    9,945,870   10,979,462       375,371     1996       40 years
APT, CO SPRINGS

NORTH POINTE            143,500    2,257,728    2,401,228       139,188     1995      24-40 years
49, BISMARCK

OAK MANOR                29,012      271,800      300,812        54,642     1989      24-40 years
APTS, DICKINSON

OAKWOOD ESTATES         342,800    3,139,868    3,482,668       410,452     1993      24-40 years
S FALLS SD

OXBOW, SIOUX            404,073    4,561,944    4,966,017       397,138     1994      24-40 years
FALLS SD

PARK EAST                83,000    4,835,211    4,918,211        38,327     1997      12-40 years
APTS, FARGO ND

PARK MEADOWS          1,143,450    9,566,047   10,709,497       362,425     1997       40 years
WAITE PARK MN

PARK PLACE,              40,000      809,377      849,377       297,433     1988       5-40 years
WASECA MN

PARKWAY APTS,            11,816      106,286      118,102        13,845     1988       5-40 years
BEULAH ND

PINE CONE               904,545   12,265,905   13,170,450       915,217     1994       40 years
APTS, FT COLLINS

POINTE WEST             240,000    3,620,726    3,860,726       401,904     1994       24-40 years
APTS, MINOT

PRAIRIE WINDS           144,097    1,829,737    1,973,834       250,359     1993       24-40 years
APTS, S FALLS

ROCKY MEADOWS           655,985    5,985,131    6,641,116       222,118     1996        40 years
96, BILLINGS

ROSEWOOD/OAKWOOD        200,000    1,740,435    1,940,435        65,223     1996        40 years
S FALLS

SOUTH POINTE,           275,000    9,982,854   10,257,854       473,332     1995       24-40 years
MINOT ND

SOUTHVIEW               185,000      505,893      690,893        45,301     1994       24-40 years
APTS, MINOT

SOUTHWIND               409,892    5,185,768    5,595,660       321,280     1996       24-40 years
APTS, GRAND FORKS

SWEETWATER               94,270    1,568,585    1,662,855       969,529     1972        5-40 years
PROPERTIES

VIRGINIA                 37,600      186,496      224,096        63,017     1987    27 1/2-40 years
APARTMENTS,
MINOT

WEST STONEHILL          939,000   10,417,465   11,356,465       646,889     1995        40 years
ST CLOUD MN

WOODRIDGE               370,000    6,110,251    6,480,251       230,048     1996        40 years
APTS, ROCHESTER
                   ------------ ------------ ------------  ------------
                     17,542,191  163,399,172  180,941,363    15,449,736
                   ------------ ------------ ------------  ------------

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                                   COST CAPITALIZATION
                                     INITIAL COST TO TRUST     SUBSEQUENT TO ACQUISITION
                                   --------------------------  -------------------------
                                                  BUILDING &                   CARRYING
                     ENCUMBRANCES      LAND      IMPROVEMENTS  IMPROVEMENTS     COSTS
                     ------------  ------------  ------------  ------------  -----------
OFFICE BUILDINGS
----------------
1ST AVENUE           $          -  $     30,000  $    219,496  $    552,126  $         -
BUILDING

401 SOUTH                       -        70,600       334,308       188,767            -
MAIN, MINOT

408 1ST STREET                  -        10,000        34,836         2,071            -
SE, MINOT

CREEKSIDE OFFICE          876,346       311,310     1,088,149       257,377            -
BLD, BILLINGS

LESTER CHIRO-                   -        25,000       243,916             1            -
PRACTIC CLINIC

WALTERS 214 S                 773        27,055        76,076         8,784            -
MAIN, MINOT
                     ------------  ------------  ------------  ------------  -----------
                     $    877,119  $    473,965  $  1,996,781  $  1,009,126  $         -
                     ------------  ------------  ------------  ------------  -----------

COMMERCIAL
----------
ARROWHEAD            $          -  $    100,359  $  1,063,925  $  1,528,268            -
SHOPPING
CENTER

BARNES &                2,135,006       540,000     2,752,012             0            -
NOBLE, FARGO

BARNES & NOBLE          2,312,924       600,000     3,099,101             0            -
OMAHA, NE

CARMIKE                 1,989,425       183,515     2,292,653         2,501       67,068
THEATRE
GRAND FORKS

COMPUTER CITY,          1,497,191       225,000     1,888,574             0            -
KENTWOOD MI

EDGEWOOD VISTA,           630,608        25,000       874,821             -            -
EAST GRAND FORKS

EDGEWOOD                3,617,668       260,000     1,835,335     4,180,596            -
VISTA, MINOT ND

EDGEWOOD                  629,178       108,900       853,528             0            -
VISTA,
MISSOULA MT

HUTCHINSON              2,221,843       244,800     4,029,426       154,800            -
TECH, S FALLS SD

LINDBERG BLDG,          1,195,951       198,000     1,154,404       103,385            -
EDEN PRAIRIE

MINOT PLAZA,                    -        50,000       452,898         5,898            -
MINOT ND

PET FOOD                  770,318       324,148       900,325        27,216       27,245
WAREHOUSE, FARGO

PIONEER SEED              303,622        56,925       548,075        48,876            -
MOORHEAD, MN

RETAIL WAREHOUSE,       3,518,783       765,000     4,874,576         6,909            -
BOISE ID

STONE CONTAINER         3,024,316       440,251     4,409,079        59,999       89,156
FARGO

SUPERPUMPER                     -        13,125       214,153       201,499            -
CROOKSTON MN

SUPERPUMPER                     -        25,000       225,564        46,500            -
EMERADO ND

SUPERPUMPER                     -        80,000       405,007             0            -
GRAND FORKS, ND

SUPERPUMPER,                    -        59,674       151,500        28,038            -
LANGDON ND

SUPERPUMPER,                    -        12,000       108,600             -            -
SIDNEY MT

WEDGEWOOD,              1,536,479       334,346     3,637,534             -            -
SWEETWATER GA
                     ------------  ------------  ------------  ------------  -----------
                     $ 25,383,312  $  4,646,043  $ 35,771,090  $  6,394,485  $   183,469
                     ------------  ------------  ------------  ------------  -----------

TOTALS               $134,012,051  $ 21,558,678  $194,588,014  $ 13,996,870    1,272,760
                     ============  ============  ============  ============  ===========


                                                                                       LIFE ON WHICH
                                 BUILDINGS                                             LATEST INCOME
                                    AND                   ACCUMULATED         DATE       STATEMENT
                        LAND    IMPROVEMENTS     TOTAL    DEPRECIATION      ACQUIRED    IS COMPUTED
                   ------------ ------------ ------------ ------------      --------   -------------
OFFICE BUILDINGS
----------------
1ST AVENUE         $     67,710 $    733,912 $    801,622 $    318,171        1981      33-40 years
BUILDING

401 SOUTH                70,722      522,953      593,675      125,147        1987      24-40 years
MAIN MINOT

408 1ST STREET           10,016       36,892       46,907       22,030        1986      19-40 years
SE MINOT

CREEKSIDE OFFICE        311,310    1,345,526    1,656,836      196,251        1992       40 years
BLD, BILLINGS

LESTER CHIRO-            25,000      243,917      268,917       58,108        1988       40 years
PRACTIC CLINIC

WALTERS 214 SO           27,829       84,086      111,915       76,233        1978      20-40 years
MAIN, MINOT
                   ------------ ------------ ------------ ------------
                   $    512,587 $  2,967,285 $  3,479,872 $    795,940
                   ------------ ------------ ------------ ------------

COMMERCIAL
----------
ARROWHEAD          $    100,411 $  2,592,141 $  2,692,552 $  2,118,570        1973    15 1/2-40 years
SHOPPING
CENTER

BARNES &                540,000    2,752,012    3,292,012      240,801        1994       40 years
NOBLE, FARGO

BARNES &                600,000    3,099,101    3,699,101      193,694        1995       40 years
NOBLE, OMAHA
NE

CARMIKE                 183,516    2,362,221    2,545,737      206,632        1994       40 years
THEATRE GRAND FORKS

COMPUTER CITY,          225,000    1,888,574    2,113,574       70,822        1996       40 years
KENTWOOD MI

EDGWOOD VISTA,          630,608      269,213      899,821       17,305        1997       40 years
EAST GRAND FORKS, MN

EDGWOOD VISTA,          260,000    6,015,931    6,275,931       77,509        1997       40 years
MINOT, ND

EDGEWOOD VISTA          108,900      853,528      962,428       32,007        1997       40 years
MISSOULA MT

HUTCHINSON              244,800    4,184,226    4,429,026      567,618        1993       40 years
TECH, S FALLS SD

LINDBERG BLDG,          198,000    1,257,789    1,455,789      195,003        1992       40 years
EDEN PRAIRIE

MINOT PLAZA,             50,000      458,796      508,796       62,494        1993       40 years
MINOT ND

PET FOOD                324,148      954,786    1,278,934       82,809        1994       40 years
WAREHOUSE
FARGO

PIONEER SEED,            56,925      596,951      653,876       92,183        1992       40 years
MOORHEAD MN

RETAIL WAREHOUSE        765,000    4,881,485    5,646,485      548,445        1994       40 years
BOISE ID

STONE CONTAINER         440,251    4,558,235    4,998,485      282,275        1995       40 years
FARGO

SUPERPUMPER,             13,125      415,652      428,777       79,856        1988       40 years
CROOKSTON MN

SUPERPUMPER,             25,000      272,064      297,064      147,396        1986      19-40 years
EMERADO ND

SUPERPUMPER              80,000      405,007      485,007       75,939        1991       40 years
GRAND FORKS ND

SUPERPUMPER              59,674      179,538      239,212       56,553        1987    31 1/2-40 years
LANGDON ND

SUPERPUMPER,             12,000      108,600      120,600       14,933        1993       40 years
SIDNEY MT

WEDGEWOOD,              334,346    3,637,533    3,971,878      108,571        1996       40 years
SWEETWATER GA
                   ------------ ------------ ------------ ------------
                   $  5,251,704 $ 41,743,382 $ 46,995,087 $  5,270,453
                   ------------ ------------ ------------ ------------

                   $ 23,306,482 $208,109,840 $231,416,322 $ 21,516,129
                   ============ ============ ============ ============

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES

Schedule XI (Continued)


Reconciliations of total real estate carrying value for the three years ended April 30, 1998, 1997 and 1996 are as follows:


                                         1998          1997         1996
                                     ------------  ------------  -----------
Balance at beginning of year         $191,884,509  $131,447,734  $90,892,662
Additions during year
 - acquisitions                        39,014,223    59,377,674   40,660,975
 - improvements                         1,788,339     1,463,878      635,791
                                     ------------  ------------  -----------
                                     $232,687,071  $192,289,286 $132,189,428
Deductions during year
 - cost of real estate sold            (1,270,749)     (404,777)    (741,694)
                                     ------------  ------------ ------------
Balance at close of year             $231,416,322  $191,884,509 $131,447,734
                                     ============  ============ ============


Reconciliations of accumulated depreciation for the three years ended April 30, 1998, 1997 and 1996 are as follows:


                                         1998          1997         1996
                                     ------------  ------------  ------------
Balance at beginning of year         $ 16,948,156  $ 13,551,571  $ 11,732,655
Additions during year
 - provisions for depreciation          4,791,907     3,584,591     2,261,724
Deduction during year
 - accumulated depreciation
     on real estate sold                 (223,934)     (188,006)     (442,808)
                                     ------------  ------------  ------------
Balance at close of year             $ 21,516,129  $ 16,948,156  $ 13,551,571
                                     ============  ============  ============

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES

April 30, 1998

Schedule XII
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

                                                                                      Princial Amount
                                                              Face      Carrying    of Loans Subject to
                   Interest Final Maturity Payment   Prior  Amounts of  Amounts of  Delinquent Principal
                     Rate       Date        Terms    Liens  Mortgages   Mortgages       or Interest
                     ----       ----        -----    -----  ----------  ----------      -----------
Residential
-----------
Higley  Heights,
 Phoenix, AZ            8%     3-31-04    Quarterly    -   $   809,786 $  678,700        $ 678,700
Great Plains
 Software, Fargo,
  ND                 9.50%      1-1-99   Balloon Pmt   -    15,000,000  1,701,308                -
Melanie Bentsinger      8%      6-1-25     Monthly     -       217,761    210,298                -
Rolland Hausman         9%      2-1-16     Monthly     -       315,659    302,147                -
Other-over $100,000   7-9%    5-1-03 to
                                2-1-16     Monthly     -       517,325    425,751                -
     -from $20,000-
        49,999        8-9%    9-1-98 to
                                1-1-00     Monthly     -     1,610,983     78,474                -
     -less than
        $20,000       7-9%    2-1-99 to
                                1-1-02     Monthly     -     1,481,559     41,630                -
                                                           ----------- ----------        ---------
Total                                                      $19,953,073 $3,438,308        $ 678,700
                                                           ===========                   =========

Less - Unearned discounts                                                  (4,818)
     - Deferred gain from property dispositions                            (2,000)
     - Allowance for loan losses                                         (120,314)
                                                                       ----------
                                                                       $3,311,176
                                                                       ==========

                                           1998             1997
                                       -----------      -----------
MORTGAGE LOANS RECEIVABLE,
 BEGINNING OF YEAR                     $ 3,108,933      $ 4,932,138

New participations in and advances
 on mortgage loans                       2,061,179        2,835,212
                                       -----------      -----------
                                       $ 5,170,112      $ 7,767,350
Collections                             (1,727,237)      (4,516,202)
Write-off through allowance                 (4,567)        (142,215)
                                       -----------      -----------

MORTGAGE LOANS RECEIVABLE,
 END OF YEAR                           $ 3,438,308      $ 3,108,933
                                       ===========      ===========

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
                          Selected Financial Data

<CAPTION
                                                   Year Ended April 30
                           ------------------------------------------------------------------
                               1998          1997          1996         1995         1994
                           ------------  ------------  ------------  -----------  -----------
Consolidated Income Statement Data
 Revenue                   $ 32,407,545  $ 23,833,981  $ 18,659,665  $13,801,123  $11,583,008
 Operating income             4,691,198     3,499,443     3,617,807    3,560,318    3,135,426
 Gain on repossession/sale
  of properties                 465,499       398,424       994,163      407,512       64,962
 Minority interest of
  portion of operating
  partnership income           (141,788)          (18)            -            -            -
 Net income                   5,014,909     3,897,849     4,611,970    3,967,830    3,200,388

Consolidated Balance Sheet Data
 Total real estate
  investments              $213,211,369  $177,891,168  $122,377,909  $84,005,635  $63,972,042
 Total assets               224,718,514   186,993,943   131,355,638   94,616,744   72,391,548
 Shareholders' equity        68,152,626    59,997,619    50,711,920   37,835,654   29,997,189

Consolidated Per Share Data
 Operating income          $        .29  $        .25  $        .30  $       .34  $       .35
 Gain on sale of properties         .03           .03           .08          .04          .01
 Dividends                          .42           .39           .37          .34          .33
Tax status of dividend
 Capital gain                      2.9%         21.0%          1.6%        11.0%         7.4%
 Ordinary income                  97.1%         79.0%         98.4%        89.0%        92.6%
 Return of capital                 0.0%          0.0%          0.0%         0.0%         0.0%

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
                       April 30, 1998, 1997 and 1996

GAIN FROM PROPERTY DISPOSITIONS

                            Total
                          Original  Unrealized  Realized   Realized   Realized
Property                    Gain     4/30/98    4/30/98    4/30/97    4/30/96
--------                 ---------  ---------  ---------  ---------   --------
Brooklyn Addition *      $ 25,000   $   2,000  $   1,000  $   1,000   $  1,000
1411 South 20th *          34,696           -          -          -      1,177
1302 South 19 1/2 *        87,669           -     15,713      6,732      6,215
600 Maple *                60,025           -          -          -     41,253
406 17th Street-Mandan *  233,522           -          -    138,629      5,143
Chateau *                 684,914           -          -          -    422,125
108 4th Avenue SE-Minot   173,244           -          -          -    173,244
Mobridge, SD              293,035           -          -          -    293,035
Lantern Court              50,971           -          -          -     50,971
Scottsbluff Estates       326,138           -    326,138
Superpumper - Bottineau    83,579           -     83,579
Superpumper - New Town     25,417           -     25,417
Other gains                13,652           -     13,652
Hutchinson, MN            252,063           -          -    252,063          -
                                    ---------  ---------  ---------   --------
                                    $   2,000  $ 465,499  $ 398,424   $994,163
                                    =========  =========  =========   ========

 * The gain from the sale of these properties is being realized based on the Installment method. The amount of deferred gain realized was $16,713, $146,361, and $476,913 for the years ended April 30, 1998, 1997 and
    1996, respectively.

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
                              April 30, 1998


MORTGAGE LOANS PAYABLE

                                 Final    Periodic                  Carrying    Delinquent
                     Interest  Maturity   Payment    Face Amount    Amount of  Principal or
                       Rate      Date      Terms     of Mortage     Mortgage     Interest
                     -------- ----------  --------  ------------  ------------  -----------
1112 32nd Ave SW  Minot 8.50%   7/20/10   Monthly   $    425,000  $    376,788  $        0
177 10th Ave E,         8.50%   11/1/18   Monthly        250,963       226,229           0
 Dickinson ND
214 South Main          9.00%    5/1/98   Monthly         45,000           773           0
4301 9th Ave            9.04%    9/1/02   Monthly        364,765       153,085           0
 Sunchase I
4313 9th Ave            9.04%    2/1/14   Monthly        370,000       309,936           0
 Sunchase II
Barnes & Noble Stores   7.98%   11/1/10   Monthly      4,900,000     4,447,930           0
Candelight Apts         8.50%   12/1/99   Monthly        578,000       498,299           0
Carmike - Grand Forks   7.75%    6/5/14   Monthly      1,750,000     1,989,425           0
Century Apts -       8.00625%    3/1/06   Monthly      1,595,000     1,522,794           0
 Dickinson
Century Apts -       8.00625%    3/1/06   Monthly      2,700,000     2,577,896           0
 Williston
Chateau - Minot      8.00625%    3/1/06   Monthly      1,674,350     1,670,895           0
Country Meadows -    7.51000%    1/1/08   Monthly      2,660,000     2,647,777           0
 Billings
Creekside - Billings    8.35%    5/1/13   Monthly      1,023,750       876,346           0
Crestview Apts. -       8.69%    1/1/04   Monthly      3,150,000     2,609,063           0
 Bismarck
Computer City           7.75%    2/1/01   Monthly      1,565,361     1,497,191           0
Edgewood Vista - East   8.35%    7/5/12   Monthly        650,000       630,608           0
 Grand Forks
Edgewood Vista - Minot  8.27%   9/20/12   Monthly      3,710,000     3,617,668           0

Edgewood Vista -        9.75%   4/15/12   Monthly        647,500       629,178           0
 Missoula
Fairfield - Marshall    9.00%    1/1/98   Monthly        275,000        96,292           0
Forest Park Estates    7.625%    5/1/03   Monthly      4,500,000     3,990,430           0
 IDS
Hutchinson Technology   8.75%    8/1/08   Monthly      2,800,000     2,221,843           0
Jenner Properties, ND   9.50%   11/1/99   Monthly      1,391,585     1,357,209           0
Kirkwood Manor -        7.07%  10/01/1998  Bond -      2,330,000     2,270,000           0
 Bismarck                                semiannual
Legacy Apts - Grand    7.070%    1/1/04   Monthly      4,000,000     3,927,506           0
 Forks
Lindberg Bldg, Eden     7.63%   12/1/08   Monthly        950,000     1,195,951           0
 Prairie

MORTGAGE LOANS PAYABLE (continued)

Magic City Apts, Minot  8.50%  10/10/10   Monthly      2,794,192     2,728,417           0
Mandan Apts - 312 12th  8.75%    8/1/99   Monthly        134,767        16,566           0
Miramont Apts           8.25%    8/1/36   Monthly     11,582,472    11,525,814           0
Neighborhood Apts -     7.98%  12/20/06   Monthly      7,525,000     7,400,220           0
 Roch
North Pointe - Bismarck 7.12%    8/1/15   Monthly      1,400,000     1,695,893           0
Oak Manor Apts 27 Plex- 8.75%    2/1/99   Monthly        250,000       232,111           0
 Dickinson
Oakwood Estates      8.00625%    3/1/06   Monthly      2,250,000     2,148,247           0
 Sioux Falls
Oxbow, Sioux Falls   8.00625%    3/1/06   Monthly      3,565,000     3,403,778           0
Park East, Fargo     6.82000%    4/6/08   Monthly      3,500,000     3,500,000           0
Park Meadows Phase I    8.50%  01/10/07   Monthly      2,600,000     2,529,016           0
Park Meadows Phase II 7.8990%  01/10/07   Monthly      2,214,851     2,170,795           0
Park Meadows Phase III  3.84%    30 yr    Monthly      3,235,000     3,195,000           0
                                 bond
Pet Food Warehouse      8.50%   12/1/10   Monthly        840,000       770,318           0
Pinecone,  Ft Collins  7.125%   12/1/34   Monthly     10,685,215    10,534,209           0
Pioneer Building -     8.375%   12/1/06   Monthly        425,000       303,622           0
 Fargo
Pointe West Apts        8.97%    1/1/04   Monthly      2,625,000     2,170,254           0
Prairie Winds Apts -    7.67%    5/1/18   Monthly      1,470,000     1,336,552           0
 Sioux Falls
Retail Warehouse, Boise 9.75%   3/29/03   Monthly      3,750,000     3,518,783           0
 ID
Rocky Meadows- Billings 7.75%    8/1/16   Monthly      3,000,000     2,876,562           0
RoseWood Ct - Sioux    7.975%    9/1/96   Monthly      1,323,000     1,276,702           0
 Falls
South Pointe, Minot ND  7.12%    6/5/16   Monthly      6,500,000     6,484,298           0
Southwind Apts          7.12%   4/28/10   Monthly      3,780,000     4,090,096           0
Stone Container         8.25%   12/1/10   Monthly      3,300,000     3,024,316           0
Wedgewood Retirement   7.975%   4/23/17   Monthly      1,566,720     1,536,479           0
West Stonehill          7.93%    2/1/98   Monthly      8,232,569     7,912,344           0
Woodridge- Rochester    7.85%   12/1/16   Monthly      4,410,000     4,282,154           0
Colton Heights          8.75%    6/1/07   Monthly        730,000       338,464           0
Grafton 24 Plex         9.75%   3/20/03   Monthly        270,000        82,412           0
Grafton 18 Plex         9.75%   3/20/03   Monthly        198,000       112,399           0
Hill Park Properties 8.00625%    3/1/06   Monthly      1,470,000     1,403,790           0
Jamestown 610          10.00%    6/1/99   Monthly        250,000        30,856           0
Jamestown 611          10.00%    1/1/00   Monthly        230,000        40,471           0
Melton/Olson/Thompson   8.50%   12/1/98   Monthly        400,000        22,196           0
1516 N Bismarck         8.00%    8/1/99   Monthly        246,000        25,728  $        0
                                                    ------------  ------------  ----------

                                  TOTALS            $141,059,060  $134,059,974           0
                                                    ============  ============  ==========


                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                                 April 30, 1998



SIGNIFICANT PROPERTY ACQUISITIONS

 Acquisition for cash and assumptions of mortgages

 Commercial:
   Edgewood Vista, East Grand Forks, MN            $   892,500
   Edgewood Vista, Minot, ND                         4,900,000
   Edgewood Vista Alzheimers, Minot, ND                491,410
   Edgewood Vista Phase II, Minot, ND                  800,000
                                                   -----------
                                                   $ 7,083,910
                                                   -----------

Apartments:
   Jenner Properties, ND                           $ 2,350,000
   Kirkwood Manor, Bismarck, ND                      3,175,000
   Magic City Apartments, Minot, ND                  5,270,000
   Country  Meadows, Billings, MT***                 4,496,134
   Park East Apartments, Fargo, ND                   4,900,000
   Legacy Phase II, Grand Forks, ND*                 3,489,937
   Cottonwood Phase I, Bismarck, ND***               4,522,347
   Chateau Apartments, Minot, ND                     2,364,090
   Cottonwood Phase II, Bismarck, ND**               1,362,805
                                                   -----------
                                                   $31,930,313
                                                   -----------

   TOTAL                                           $39,014,223
                                                   ===========

* Property is placed in service at April 30, 1998. Additional costs are still to be incurred.

** Property not placed in service at April 30, 1998. Additional costs are still to be incurred.

***  Represents costs to complete a project started in year ending April
     30, 1997.

                        INVESTORS REAL ESTATE TRUST
                             AND SUBSIDIARIES
         Quarterly Results of Consolidated Operations (Unaudited)


                                          Quarter Ended
                         --------------------------------------------------
                           7-31-97     10-31-97      1-31-98      4-30-98
                         -----------  -----------  -----------  -----------
Revenues                 $ 7,183,761  $ 7,996,262  $ 8,440,393  $ 8,787,129
Income before gains on
  sale of properties         894,045    1,233,451    1,358,752    1,204,950
Net gain on sale of
 properties                   39,069        3,579      326,138       16,713
Minority interest of unit
 holders in operating
 partnership                      (9)      (9,423)     (64,006)     (68,350)
Net income                   933,105    1,307,607    1,620,884    1,153,313

Per share
 Income before gains on
  sale of properties             .06          .08          .08          .07
 Net gain on sale of
  properties                       -          .01          .02            -


                                          Quarter Ended
                         --------------------------------------------------
                            7-31-96     10-31-96     1-31-97      4-30-97
                         -----------  -----------  -----------  -----------
Revenues                 $ 4,966,475  $ 5,474,027  $ 6,383,030  $ 7,010,450
Income before gains on
 sale of properties          978,107    1,048,154    1,027,117      446,065
Net gain on sale of
 properties                  252,062            -      138,629        7,733
Minority interest of unit
 holders in operating
 partnership                       -            -            -          (18)
Net income                 1,230,169    1,048,154    1,165,746      453,780

Per share
 Income before gains on
  sale of properties             .07          .08          .07          .03
 Net gain on sale of
  properties                     .02            -          .01            -


                                          Quarter Ended
                         --------------------------------------------------
                           7-31-95      10-31-95     1-31-96      4-30-96
                         -----------  -----------  -----------  -----------
Revenues                 $ 3,782,061  $ 4,715,186  $ 5,104,409  $ 5,058,009
Income before gains on
 sale of properties        1,009,468    1,058,136    1,082,506      467,697
Net gain on sale of
 properties                        -            -      522,001      472,162
Net income                 1,009,468    1,058,136    1,604,507      939,859

Per share
 Income before gains on
  sale of properties             .09          .09          .09          .04
 Net gain on sale of
  properties                       -            -          .04          .04

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.