Form 10-Q
period 1998-07-31
INVESTORS REAL ESTATE TRUST
filed 1998-09-01
CIK 798359

Form 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.
                                 20549


              (Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


                    For Quarter Ended July 31, 1998

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

                     Yes  ( X )    No  (   )

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of July 31, 1998, it had 16,767,369 Shares of Beneficial Interest outstanding.

                               PART I

Item 1.  Financial Statements.

     The following financial statements have been prepared from the records of Investors Real Estate Trust and its six affiliated limited partnerships and have not been audited or reviewed by the Trust's independent certified public accountants. Accordingly, these statements are subject to adjustments upon audit, which audit will be conducted for the Fiscal Year ending April 30, 1999. Reference is made to the footnotes to the Statements prepared by the Trust's auditors for the Fiscal Year ended April 30, 1998, contained in the Annual Report for Fiscal 1998. In the opinion of the Trust, there have been no developments requiring footnote disclosure for the periods covered by the Financial Statements set forth below that are not adequately disclosed in the footnotes to the April 30, 1998, statements.

                           BALANCE SHEETS
                             (unaudited)

ASSETS:                                07-31-98     04-30-98
                                    ------------  ------------
   Cash                             $  3,086,972  $  2,132,220
   Marketable Securities
      - GNMA's                         3,453,882     3,536,538
      - Other REIT's                     646,708       720,688
   Accounts Receivable                    10,808        55,326
   Tax & Insurance Escrow              1,697,758     1,254,068
   Deferred Charges                    1,210,551     1,088,016
   Prepaid Insurance                     141,967       219,871
   Real Estate Deposits                2,683,861     2,493,713
   General Partnerships                        0         6,705
                                    ------------  ------------
                                    $ 12,932,502  $ 11,507,145
                                    ------------  ------------

   Real Estate Investments
      Real Estate Owned             $240,046,889  $231,416,322
      Less Accumulated Depreciation  (22,575,451)  (21,516,129)
                                    ------------  ------------
      Net Real Estate Owned          217,471,438   209,900,193
                                    ------------  ------------
      Real Estate Mortgages            1,698,861     3,438,308
      Less Unearned Discounts &
        Allowances                      (126,212)     (127,132)
                                    ------------  ------------
      Net Mortgages & Contracts        1,572,649     3,311,176
                                    ------------  ------------
      Total Real Estate Investments $219,044,087  $213,211,369
                                    ------------  ------------
TOTAL ASSETS                        $231,976,590  $224,718,514
                                    ============  ============

LIABILITIES:
   Accounts  Payable & Accrued
     Expenses                       $  2,822,462  $  2,847,080
   Due on Credit Line                          0     1,000,000
   Mortgages Payable                 137,324,811   134,059,974
   Investment Certificates Payable    10,869,391    10,369,561
                                    ------------  ------------
TOTAL LIABILITIES                   $151,016,663  $148,276,615
                                    ------------  ------------

Minority Interest in Operating
  Partnership                       $ 10,590,410  $  8,289,273
                                    ------------  ------------

SHAREHOLDERS' EQUITY
   Shares of Beneficial Interest
    Outstanding Shares of             07-31-98      04-30-98
                                    ------------  ------------

     16,767,369 on 07/31/98
     16,391,412 on 04/30/98         $ 77,245,225  $ 74,708,559

   Undistributed Net Income           (6,912,349)   (6,666,555)
   Unrealized Gain REIT Stock             36,642       110,622
                                    ------------  ------------

   Total Shareholders' Equity       $ 70,369,518  $ 68,152,626
                                    ------------  ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $231,976,590  $224,718,514
                                    ============  ============

                       STATEMENT OF OPERATIONS
                             (unaudited)


                                         3 Months Ended July 31

OPERATING INCOME:                       1998             1997
                                        ----             ----
   Real Estate Rentals              $  8,866,408     $  7,007,297
   Interest Income                       212,150          162,705
   Mortgage Discount & Fees               23,720           13,759
                                    ------------     ------------
                                    $  9,102,278     $  7,183,761
                                    ------------     ------------

OPERATING EXPENSE:
   Interest                         $  2,816,108     $  2,441,788
   Utilities & Maintenance             1,505,146        1,118,751
   Property Management                   779,825          625,147
   Taxes & Insurance                   1,005,570          800,886
   Advisory & Trustees Fees              195,178          150,648
   Operating Expenses                     63,358           53,466
                                    ------------     ------------
                                    $  6,365,186     $  5,190,686
                                    ------------     ------------

OPERATING INCOME:
   (before reserves)                $  2,737,092     $  1,993,075
                                    ------------     ------------
DEPRECIATION/AMORTIZATION             (1,409,241)      (1,099,031)
                                    ------------     ------------
OPERATING INCOME (after reserves)      1,327,851     $    894,044
GAIN ON SALE OF INVESTMENTS              366,017           39,069
MINORITY INTEREST PORTION OF
   OPERATING PARTNERSHIP NET INCOME     (133,863)              (7)
                                    ------------     ------------
NET TAXABLE INCOME                  $  1,560,005     $    933,106
                                    ------------     ------------

FUNDS FROM OPERATIONS: *
   Operating Income                 $  1,327,851     $    894,044
   Plus Depreciation and
     Amortization                      1,409,241        1,099,031
   Minus Minority Interest -
     Operating Partnership              (133,863)              (7)
                                    ------------     ------------
FUNDS FROM OPERATIONS               $  2,603,229     $  1,993,082
                                    ------------     ------------

PER SHARE:
   Operating Income
     (after reserves)                        .08              .06
   Gain on Sale of Investments               .02              .00
                                    ------------     ------------
     Total Taxable Income/Share              .10              .06
                                    ------------     ------------

FUNDS FROM OPERATIONS *                      .16              .13
                                    ------------     ------------

DIVIDENDS PAID PER SHARE                     .11           .10125
                                    ------------     ------------

Average Number of Shares
  Outstanding                         16,579,390       15,081,101
                                    ------------     ------------

    *  Funds from Operations is defined as income before gains
       (losses) on sales of investments, less minority interest of unitholders in operating partnership and extraordinary items, plus depreciation and amortization.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE-MONTH PERIODS ENDED JULY 31, 1998  AND 1997

                              (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES               1998           1997
                                               ------------   ------------
  Net Income                                   $  1,560,006   $    933,106
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               1,409,241      1,099,030
      Minority interest portion of operating
       partnership income                           133,863              7
      Accretion of discount on contracts               (667)        (1,427)
      Gain on Sale of Properties                   (366,017)       (39,069)
  Interest reinvested in investment certificates     97,029         32,173
  Changes in other assets and liabilities:
      (Increase) decrease in real estate deposits   (71,250)             0
      (Increase) decrease in other assets           122,428        (60,002)
      (Increase) decrease in tax and insurance
        escrow                                     (443,690)       275,536
      (Increase) decrease in deferred charges      (122,535)       116,598
      Increase (decrease) in accounts payable and
        accrued expenses                            264,943        113,750
                                               ------------   ------------
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                                   $  2,583,351   $  2,469,702
                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from maturity of marketable
    securities held to maturity                $     82,656   $    130,816
  Principle payments on mortgage loans
    receivable                                       64,672        257,634
  Proceeds from sale of property                    892,349        250,000
  Payments for acquisition and improvements
    of properties                                (7,422,457)    (3,975,628)
  Purchase of marketable securities available
    for sale                                              0        (13,105)
  Investment in mortgage loans receivable                 0        (75,959)
                                               ------------   ------------

NET CASH USED FOR INVESTING ACTIVITIES         $ (6,382,780)  $ (3,426,242)
                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of shares                 $  2,721,085   $  1,746,029
  Proceeds from investment certificates issued      979,085      1,471,889
  Proceeds from mortgages payable                 3,769,936        650,000
  Proceeds from short-term lines of credit        3,000,000        400,000
  Proceeds from sale of minority interest         1,848,249              0
  Repurchase of shares                           (1,389,936)      (386,062)
  Dividends Paid                                   (600,283)      (531,683)
  Distribution paid to Minority Unitholders        (161,502)             0
  Redemption of investment certificates            (644,627)      (182,517)
  Principal payments on mortgage loans             (767,828)      (766,873)
  Payments on short-term lines of credit         (4,000,000)      (400,000)
                                               ------------   ------------

NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                   $  4,754,181   $  2,000,783
                                               ------------   ------------

NET INCREASE (DECREASE) IN CASH                $    954,752   $  1,044,243

CASH AT APRIL 30                               $  2,132,220   $  1,718,257
                                               ------------   ------------
CASH AT JULY 31                                $  3,086,972   $  2,762,500
                                               ------------   ------------

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
                                                   1998           1997
                                               ------------   ------------
  Dividends reinvested                         $  1,205,517   $    995,407
  Real estate investment and mortgage loans
    receivable acquired through assumption
    of mortgage loans payable and accrual
    of costs                                              0        650,000
  Mortgage loan receivable transferred to
    property owned                                1,701,308              0
  Proceeds from sale of properties deposited
    directly with escrow agent                            0              0
  Properties acquired through the issuance of
    minority interest units in the operating
    partnership                                     480,525              0
  Interest reinvested directly in investment
    certificates                                     97,029         32,173

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
    Interest paid on mortgages                 $  2,511,296   $  2,310,449
    Interest paid on margin account and other        15,486            373
    Interest paid on investment certificates         86,742         53,744
                                               ------------   ------------
                                               $  2,613,524   $  2,364,566
                                               ------------   ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATION. IRET had an excellent First Quarter. Improved occupancy, rent increases and lower interest rates all contributed to strong gains in revenues, Funds from Operations and net income.

  - Funds From Operations. Funds from Operations for the first three months of Fiscal 1998 increased to $2,603,229, compared to $1,993,082 generated in the same period of the prior fiscal year, an increase of 31%. On a per share basis, Funds from Operations increased to 16 cents per share, compared to 13 cents for the prior year, an increase of 23%. Funds from Operations is regarded as the appropriate measure of performance for Real Estate Investment Trusts.

  - Operating Income. Operating income increased to $1,327,423 for the first quarter compared to $894,044 earned in the same period last year. The first quarter of last year saw a temporary spike in our vacancy rate for apartment properties which did not happen this year. Last year's experience appears to have been a temporary phenomena.

  - Smith Building. The first quarter results are all the more impressive considering the continued vacancy of the former Smith furniture store in Boise, Idaho. We have been close to signing leases with two tenants and continue to work with one. Hopefully, the building can be re-rented soon.

We expect continued good results for the remainder of the current fiscal year. Occupancy rates are above normal and we expect to be able to raise rents in most communities. In particular, the new apartments built in Billings, Bismarck and Grand Forks have rented up quickly. We have additional land in those communities and plan to continue our building program. We are also negotiating to acquire other apartment complexes in Rochester, MN, Boise, ID and Vancouver, WA.

SALE OF PROPERTIES. During the first quarter of Fiscal 1999, IRET sold the 48-unit Park Place apartment complex in Waseca, MN, for $960,000, realizing a gain of $366,000.

ACQUISITIONS. The following properties were acquired by IRET during the First Quarter:

  -  Edgewood Vista Alzheimer Facility - Billings, MT     $    965,000
  -  Edgewood Vista Alzheimer Facility - Sioux  Falls, SD      965,000
  -  Corner Express Convenience Store  - Minot, ND           1,200,000
                                                          ------------
                                                          $  3,130,000
                                                          ------------

Construction of the following property was completed during the First Quarter and is in the rent-up phase:

  -  67-unit Cottonwood Apartments
         Phase I - Bismarck, ND                           $  4,590,731
                                                          ------------

Total major additions to portfolio                        $  7,720,731
                                                          ============

The following properties are under construction:

  -  67-unit Cottonwood Apartments
         Phase II - Bismarck, ND
  -  Great Plains Software home office complex - Fargo, ND

FINANCIAL CONDITION. IRET's financial condition continues to be very strong. The July 31, 1998, balance sheet shows cash and marketable securities of $7,187,562, compared to the $6,389,446 on hand three months earlier. Total assets increased to $231,976,590 from the April 30, 1998, total of $224,718,514. Liabilities increased to $151,016,663 versus the April 30, 1998, figure of $148,276,615. Shareholder equity increased to $70,369,518, from $68,152,626 on April 30, 1998.

DIVIDENDS. IRET paid a regular dividend of 11 cents per share on July 1, 1998, to shareholders of record at the close of business on June 11, 1998. This was an increase from the 10.7 cents per share dividend paid on April 1, 1998, and was the 109th consecutive quarterly dividend paid by IRET.

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



                                 INVESTORS REAL ESTATE TRUST
                                 (Registrant)


                                       /s/ Thomas A. Wentz, Sr.
Date:  September 1, 1998         By___________________________________
                                   Thomas A. Wentz, Sr.,Vice-President