Form 10-Q
period 1998-10-31
INVESTORS REAL ESTATE TRUST
filed 1998-12-07
CIK 798359

Form 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.
                           20549


        (Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


             For Quarter Ended October 31, 1998

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

                     Yes  ( X )    No  (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of October 31, 1998, it had 17,409,955 Shares of Beneficial Interest outstanding.

                           PART I

ITEM 1.  Financial Statements.

     The following financial statements have been prepared from the records of Investors Real Estate Trust and have not been audited or reviewed by the Trust's independent certified public accountants. Accordingly, these statements are subject to adjustments upon audit, which audit will be conducted for the Fiscal Year ending April 30, 1999. Reference is made to the footnotes to the Statements prepared by the Trust's auditors for the Fiscal Year ended April 30, 1998, contained in the Annual Report for Fiscal 1998. In the opinion of the Trust, there have been no developments requiring footnote disclosure for the periods covered by the Financial Statements set forth below that are not adequately disclosed in the footnotes to the April 30, 1998, statements.

                             BALANCE SHEETS
                              (unaudited)

ASSETS:                              10-31-98       04-30-98
                                   ------------    ------------
  Cash                             $  4,020,658   $  2,132,220
  Marketable Securities
     - GNMA's                         3,330,197      3,536,538
     - Other REIT's                     764,631        720,688
  Accounts Receivable                    14,528         55,326
  Tax & Insurance Escrow              1,915,782      1,254,068
  Deferred Charges                    1,309,582      1,088,016
  Prepaid Insurance                     335,865        219,871
  Real Estate Deposits                1,987,786      2,493,713
  General Partnerships                        0          6,705
                                   ------------   ------------
                                   $ 13,679,028   $ 11,507,145

  Real Estate Investments
     Real Estate Owned             $262,685,216   $231,416,322
     Less Accumulated Depreciation  (23,202,559)   (21,516,129)
                                   ------------   ------------
     Net Real Estate Owned          239,482,657    209,900,193
                                   ------------   ------------
     Real Estate Mortgages
      (unrelated)                     1,666,698      3,438,308
     Less Unearned Discounts &
      Allowances                       (125,546)      (127,132)
                                   ------------   ------------
     Net Mortgages & Contracts        1,541,153      3,311,176
                                   ------------   ------------
     Total Real Estate Investments $241,023,809   $213,211,369
                                   ------------   ------------
TOTAL ASSETS                       $254,702,837   $224,718,514
                                   ============   ============

LIABILITIES:
  Accounts Payable & Other
   Liabilities                     $  3,412,512   $  2,847,080
  Mortgages Payable                 151,472,754    134,059,974
  Investment Certificates Payable    12,289,732     10,369,561
  Credit Line                                 0      1,000,000
                                   ------------   ------------
TOTAL LIABILITIES                  $167,174,998   $148,276,615
                                   ------------   ------------

Minority Interest in Operating
  Partnership                      $ 12,004,625   $  8,289,273

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
     Outstanding Shares of           10-31-98       04-30-98
                                   ------------   ------------

     17,409,955 on 10/31/98
     16,391,412 on 04/30/98        $ 81,608,143   $ 74,708,559

  Undistributed Net Income           (6,058,245)    (6,666,555)
  Unrealized Gain (Loss) REIT
    Stock                               (26,685)       110,622
                                   ------------   ------------

  Total Shareholders' Equity       $ 87,527,839   $ 68,152,626
                                   ------------   ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $254,702,837   $224,718,514
                                   ============   ============

                        STATEMENT OF OPERATIONS
    For the Three- and Six-Month Periods Ended October 31, 1998 & 1997
                              (unaudited)

                                 3 Months Ended            6 Months Ended
                                   October 31                October 31
                                   ----------                ----------

OPERATING INCOME:                1998          1997        1998         1997
                                 ----          ----        ----         ----
   Real Estate Rentals       $ 9,562,306  $ 7,827,686  $18,428,714  $14,834,983
   Interest Income               236,198      147,614      448,348      448,396
   Mortgage Discount & Fees       37,866       20,962       61,586       34,721
                             -----------  -----------  -----------  -----------
                             $ 9,836,370  $ 7,996,262  $18,938,648  $15,180,023
                             -----------  -----------  -----------  -----------

OPERATING EXPENSE:
   Interest                  $ 2,935,609  $ 2,530,549  $ 5,751,717  $ 4,972,337
   Utilities & Maintenance     1,460,368    1,242,214    2,965,514    2,360,965
   Property Management           773,999      669,818    1,553,824    1,294,965
   Taxes & Insurance           1,111,174      868,863    2,116,744    1,669,749
   Advisory & Trustees Fees      247,087      162,729      442,265      313,377
   Operating Expenses             66,412       61,705      129,770      115,171
                             -----------  -----------  -----------  -----------
                             $ 6,594,648  $ 5,535,878  $12,959,834  $10,726,564
                             -----------  -----------  -----------  -----------

OPERATING INCOME:
   (before  reserves)        $ 3,241,722  $ 2,460,384  $ 5,978,814  $ 4,453,459
DEPRECIATION/AMORTIZATION     (1,481,655)  (1,227,058)  (2,890,896)  (2,326,089)
OPERATING  INCOME (after
   reserves)                 $ 1,760,067  $ 1,233,326  $ 3,087,918  $ 2,127,370
GAIN ON SALE OF INVESTMENTS    1,341,899       83,579    1,707,917      122,648
MINORITY INTEREST PORTION OF
   OPERATING PARTNERSHIP
    NET INCOME                  (287,579)     (13,140)    (421,442)     (13,140)
                             -----------  -----------  -----------  -----------
NET TAXABLE INCOME           $ 2,814,387  $ 1,303,765  $ 4,374,393  $ 2,236,878
                             ===========  ===========  ===========  ===========

FUNDS FROM OPERATIONS: *
   Operating  Income         $ 1,760,067  $ 1,233,326  $ 3,087,918  $ 2,127,370
   Plus Depreciation and
     Amortization              1,481,655    1,127,058    2,890,896    2,326,089
 Minus Minority Interest -
     Operating Partnership      (287,579)     (13,140)    (421,442)     (13,140)
                             -----------  -----------  -----------  -----------

FUNDS FROM OPERATIONS        $ 2,954,143  $ 2,347,244  $ 5,557,372  $ 4,440,319
                             -----------  -----------  -----------  -----------

PER SHARE:
 Operating Income
    (after reserves and minority
     interest portion)               .09          .08          .16          .14
 Gain on Sale of Investments         .08          .00          .10          .01
                             -----------  -----------  -----------  -----------
  Total Taxable Income/Share         .17          .08          .26          .15
                             -----------  -----------  -----------  -----------

FUNDS FROM OPERATIONS *              .17          .15          .33          .28
                             -----------  -----------  -----------  -----------

DIVIDENDS PAID PER SHARE            .115         .103         .225         .208
                             -----------  -----------  -----------  -----------

Average Number of Shares
  Outstanding                 17,029,159   15,551,732   16,782,964   15,373,372

  * Funds from Operations is defined as income before gains (losses) on sales of investments, minority interests of unitholders in operating partnership and extraordinary items, plus depreciation and amortization.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX-MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997

                              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES            1998             1997
                                                ----             ----

  Net Income                                $  4,374,393     $  2,236,871
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization             2,890,896        2,326,089
     Minority interest portion of operating
      partnership income                         421,442           13,147
     Accretion of discount on contracts           (1,586)          (2,853)
     Gain on Sale of Properties               (1,707,917)        (122,648)
  Interest reinvested in investment
    certificates                                 120,780          105,312
  Changes in other assets and liabilities:
     (Increase) decrease in real estate
       deposits                                 (138,514)         512,800
     (Increase) decrease in other assets         (75,195)        (281,291)
     (Increase) decrease in tax and
       insurance  escrow                        (661,714)          79,710
     (Increase) decrease in deferred charges    (232,922)        (109,348)
      Increase (decrease) in accounts payable
       & accrued expenses                        854,993          408,304
                                            ------------     ------------

NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                                $  5,844,656     $  5,166,093
                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from maturity of marketable
    securities held to maturity             $    206,341     $    192,502
  Principle payments on mortgage loans
    receivable                                    70,301          512,439
  Proceeds from sale of property               2,569,292          580,000
  Payments for acquisition and improvements
    of properties                            (25,517,947)     (19,382,971)
  Purchase of marketable securities
    available for sale                          (181,250)         (13,105)
  Investment in mortgage loans receivable              0         (206,834)
                                            ------------     ------------

NET CASH USED FOR INVESTING ACTIVITIES      $(22,853,264)    $(18,317,969)
                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of shares              $  6,668,436     $  4,861,457
  Proceeds from investment certificates
    issued                                     2,591,892        2,026,839
  Proceeds from mortgages payable             13,336,754        8,387,469
  Proceeds from short-term lines of credit     8,250,000        4,491,392
  Proceeds from sale of minority interest      3,747,132          122,050
  Repurchase of shares/minority interest      (2,433,847)      (1,193,635)
  Dividends/Distributions Paid                (1,587,364)      (1,076,596)
  Redemption of investment certificates         (828,846)        (740,553)
  Principal payments on mortgage loans        (1,597,112)      (1,369,407)
  Payments on short-term lines of credit      (9,250,000)      (1,650,000)
                                            ------------     ------------

NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                $ 18,897,045     $ 13,859,016
                                            ------------     ------------

NET INCREASE (DECREASE) IN CASH             $  1,888,437     $    707,140

CASH AT APRIL 30                            $  2,132,220     $  1,718,257
                                            ------------     ------------

CASH AT OCTOBER 31                          $  4,020,657     $  2,425,397
                                            ------------     ------------

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
                                                1998             1997
                                                ----             ----

  Dividends reinvested                      $  2,533,230     $  2,058,893
  Real estate investment and mortgage loans
     receivable acquired through assumption
     of mortgage loans payable and accrual
     of costs                                  5,366,292        3,691,585
  Mortgage loan receivable transferred to
     property owned                            1,701,308        1,161,878
  Proceeds from sale of properties deposited
     directly with escrow agent                2,568,593                0
  Properties acquired through the issuance
     of minority interest units in the
     operating partnership                     1,055,525          874,526
  Interest reinvested directly in investment
     certificates                                120,780          105,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
     Interest paid on mortgages             $  5,133,481     $  4,598,216
     Interest paid on margin account and
       other                                      41,452           16,121
     Interest paid on investment
       certificates                              171,587          123,290
                                            ------------     ------------
                                            $  5,346,520     $  4,737,627
                                            ------------     ------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATION. We are pleased to report that IRET's second quarter continued to show very strong results. Highlights include record levels of Funds from Operations and Net Income (caused by continued high occupancy rates in our apartment communities, continuation of our program of rental increases and a substantial gain from the sale of older properties) and the successful negotiation of a lease on the Smith Home Furnishings Building in Boise, Idaho.

FUNDS FROM OPERATIONS. Funds from Operations for the second quarter of Fiscal 1999 increased to $2,954,143, from the year earlier figure of $2,347,244, an increase of $606,899 or 26%. On a per share basis, Funds from Operations for the second quarter were $.17 compared to the $.15 per share earned in the same period of Fiscal 1998, an increase of 13%. For the first six months of Fiscal 1999, Funds from Operations increased to $5,557,372 from the year earlier figure of $4,440,319 or $.33 per share, versus the year earlier result of $.28 per share, an increase of 18%. This very satisfactory increase in Funds from Operations resulted from increased rental income ($18,428,714 versus $14,834,983) caused by above normal occupany rates, increased rental rates and the addition of new rental properties to our portfolio.

NET TAXABLE INCOME. Net taxable income for the second quarter more than doubled due to the recognition of a substantial gain on the sale of the 90 unit Bison apartment community in Jamestown, ND. For the second quarter, net taxable income was $2,814,387 compared to $1,303,765 in the prior year, an improvement of $1,510,622. Of this increase, most was attributable to the increase in the gain on sale of investment, which was $1,341,899 in the second quarter, compared to $83,579 in the prior year. For the six month period, net taxable income was $4,374,393, compared to $2,236,878 in the prior year.

SMITH BUILDING. We are very pleased to report that at long last we have negotiated a lease of the former Smith Home Furnishings store in Boise, ID, to America's Best Furniture Warehouse, Inc., which occupied the store in November. We will receive our first rental check by December 10 of this year.

OPERATIONS. We continue to be very pleased with the performance of our investment portfolio. Occupancy rates continue to be very strong, the new properties that we are acquiring are performing very well and we have experienced good acceptance of the new apartment communities we are building in Grand Forks, Bismarck and Billings. We continue to build in those three communities and are also building a 27 unit complex in Jamestown, ND.

SALE OF PROPERTIES. As mentioned above, during the second quarter IRET sold the 90-unit Bison apartment community in Jamestown, ND, realizing a gain of $1,341,899. We continue to negotiate for the sale of our older and smaller apartment and commercial properties and hope to report additional capital gains in the coming months.

ACQUISITIONS. We were also successful during the second quarter in acquiring a number of attractive properties to add to our investment portfolio. The following properties were purchased or completed and added to our portfolio during the second quarter and are producing income:

                                                               Cost
                                                               ----
  -  182-unit Heritage Manor apartment complex,
     Rochester, MN                                         $ 7,250,000
  -  67-unit Westwood Park apartment complex,
     Bismarck, ND                                          $ 2,025,000
  -  100-unit Van Mall Woods apartment complex,
     Vancouver, WA                                         $ 5,840,000
  -  60-unit Clearwater apartment complex,
     Boise, ID                                             $ 3,525,000
  -  67-unit Cottonwood Apartments, Phase I
     Bismarck, ND                                          $ 4,500,000

  The following properties are under construction:

  -  Great Plains Software home office complex,
     Fargo, ND                                             $15,000,000
  -  67-unit apartment building
     (Cottonwood Apartments), Bismarck, ND                 $ 4,000,000
  -  67-unit apartment complex with underground
     parking in Grand Forks, ND                            $ 4,750,000
  -  27-unit complex in Jamestown, ND                      $ 2,000,000

  IRET has entered into purchase agreements for the following properties:

  -  165-unit Castle Rock Apartment Complex,
     Billings, MT                                          $ 5,600,000
  -  48,700 sq. ft. Class A office & medical testing
     building occupied by Viromed, Inc. under a 15-year
     triple net leaseback. This building is located in
     the Opus #2 Industrial Park in Eden Prairie, MN       $ 4,800,000
  -  204-unit Ivy Club Apartments, Vancouver, WA           $11,542,000

FINANCIAL CONDITION. IRET continues to maintain a very strong balance sheet. On October 31, 1998, cash and marketable securities totalled $8,115,486, compared to the $6,389,446 on hand at the beginning of the current fiscal year. Total assets were $254,702,837, compared to $224,718,514 at the beginning of the fiscal year. During the six month period, liabilities have increased to $167,174,998, from the beginning figure of $148,276,615.

INCREASED DIVIDENDS. IRET paid a regular dividend of 11.5 cents per share on October 1, 1998, to shareholders of record at the close of business on September 14, 1998. This was an increase from the 11 cents per share dividend paid on July 1, 1998, and was the 110th consecutive quarterly dividend paid by IRET.

                      PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

           None

ITEM 2.  Changes in Securities.

           None

ITEM 3.  Defaults Upon Senior Securities.

           None

ITEM 4.  Submission of Matters to a Vote of Security Holders.

           None

ITEM 5.  Other Information.

           None

ITEM 6.  Exhibits and Reports on Form 8-K.

           Form 8-K filed October 13, 1998 to report sales of Shares of Beneficial Interest and use of proceeds under Registration then in effect.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INVESTORS REAL ESTATE TRUST
                                 (Registrant)

                                   /s/ THOMAS A. WENTZ
Date:  December 7, 1998         By________________________________
                                   Thomas A. Wentz, Sr.,Vice-President