Form 10-Q
period 1999-01-31
INVESTORS REAL ESTATE TRUST
filed 1999-03-10
CIK 798359

Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.
                              20549



            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


                For Quarter Ended January 31, 1999

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

                        Yes  ( X )    No  (   )

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of January 31, 1999, it had 18,134,700 Shares of Beneficial Interest outstanding.

                              PART I

Item 1.  Financial Statements - Basis of Presentation.

     The accompanying condensed consolidated financial statements of Investors Real Estate Trust, and its subsidiaries and consolidated partnerships (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary (of a normal recurring nature only) to present fairly the financial position of the Company as of January 31, 1999 and results of operations and cash flows for the stated periods have been included. The Condensed Consolidated Balance Sheet at April 30, 1998, contained herein, was derived from audited financial statements, but does not include all disclosures included in the 1998 Annual Report and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the three and nine months ended January 31, 1999, are not necessarily indicative of operating results for the entire year.

                            BALANCE SHEETS
                             (unaudited)

ASSETS:                              01-31-99      04-30-98
                                     --------      --------

  Cash                            $  6,585,779  $  2,132,220
  Marketable Securities
     - GNMA's                        3,169,508     3,536,538
     - Other REIT's                    722,461       720,688
  Accounts Receivable                   30,452        55,326
  Tax & Insurance Escrow             2,573,915     1,254,068
  Deferred Charges                   1,315,927     1,088,016
  Prepaid Insurance                    348,819       219,871
  Real Estate Deposits                 694,963     2,493,713
  General Partnerships                       0         6,705
                                  ------------  ------------
                                  $ 15,441,824  $ 11,507,145

  Real Estate Investments
     Real Estate Owned            $272,827,784  $231,416,322
     Less Accumulated Depreciation (24,639,537)  (21,516,129)
     Net Real Estate Owned         248,188,248   209,900,193
     Real Estate Mortgages           1,474,587     3,438,308
     Less Unearned Discounts &
       Allowances                     (124,879)     (127,132)
     Net Mortgages & Contracts       1,349,708     3,311,176
     Total Real Estate
       Investments                $249,537,955  $213,211,369
                                  ------------  ------------
TOTAL ASSETS                      $264,979,779  $224,718,514
                                  ============  ============

LIABILITIES:                         01-31-99      04-30-98
                                     --------      --------

  Accounts Payable & Other
    Liabilities                   $  4,254,406  $  2,847,080
  Mortgages Payable                155,942,643   134,059,974
  Investment Certificates Payable   12,358,251    10,369,561
  Due on Credit Line                         0     1,000,000
                                  ------------  ------------
TOTAL LIABILITIES                 $172,555,300  $148,276,615

MINORITY INTERESTS IN OPERATING
  PARTNERSHIP:                    $ 12,619,372  $  8,289,273
                                  ------------  ------------

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
     Outstanding Shares of:          01-31-99     04-30-98
                                     --------     --------
     18,134,700 on 01/31/99
     16,391,412 on 04/30/98       $ 86,426,032  $ 74,708,559

  Accumulated Distributions in
     Excess of Net Income           (6,552,068)   (6,666,555)
  Unrealized Gain(Loss) on
     Securities Held for Sale          (68,857) $    110,622
                                  ------------  ------------
  Total Shareholders' Equity      $ 79,805,107  $ 68,152,626

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $264,979,779  $224,718,514
                                  ============  ============

                       STATEMENT OF OPERATIONS
   For the Three- and Nine-Month Periods Ended January 31, 1999 & 1998
                             (unaudited)

                               3 Months Ended          9 Months Ended
                               January 31,1999         January 31,1999

OPERATING INCOME:            1999         1998         1999         1998
                             ----         ----         ----         ----
 Real Estate Rentals     $  9,930,345 $  8,286,064 $ 28,359,059 $ 23,121,047
 Interest Income              305,785      136,893      754,133      447,214
 Mortgage Discount & Fees         667       17,435       62,253       52,156
                         ------------ ------------ ------------ ------------
                         $ 10,236,797 $  8,440,634 $ 29,175,445 $ 23,620,417
                         ------------ ------------ ------------ ------------

OPERATING EXPENSE:
 Interest                $  3,095,853 $  2,681,092 $  8,847,570 $  7,653,429
 Utilities & Maintenance    1,528,599    1,307,348    4,494,113    3,668,313
 Property Management          828,598      667,387    2,382,422    1,962,352
 Taxes & Insurance          1,154,956      917,211    3,271,700    2,586,960
 Advisory & Trustees Fees     170,980      172,552      613,245      485,929
 Operating Expenses           166,722       52,755      296,492      167,925
                         ------------ ------------ ------------ ------------
                         $  6,945,708 $  5,798,345 $ 19,905,542 $ 16,524,908
                         ------------ ------------ ------------ ------------

OPERATING INCOME:
  (before reserves)      $  3,291,089 $  2,642,289 $  9,269,903 $  7,095,509
                         ------------ ------------ ------------ ------------
DEPRECIATION/AMORTIZATION  (1,558,161)  (1,283,345)  (4,449,057)  (3,609,434)
                         ------------ ------------ ------------ ------------
OPERATING  INCOME (after
  reserves)              $  1,732,928 $  1,358,944 $  4,820,846 $  3,486,075
GAIN ON SALE OF
  INVESTMENTS                  80,121      326,138    1,788,038      448,786
MINORITY INTEREST PORTION
  OF OPERATING PARTNERSHIP
  NET INCOME                 (158,821)     (48,438)    (580,263)     (61,585)
                         ------------ ------------ ------------ ------------
NET INCOME               $  1,654,228 $  1,636,644 $  6,028,621 $  3,873,276
                         ============ ============ ============ ============

NET INCOME PER SHARE:
 Operating Income
   (after depreciation)           .09          .08          .25          .22
 Gain on Sale of Investments      .00          .02          .10          .03
                         ------------  -----------  -----------  -----------
   Total Net Income/Share         .09          .10          .35          .25
                         ------------  -----------  -----------  -----------
DIVIDENDS PAID PER SHARE          .12         .105         .345       .30925
                         ============  ===========  ===========  ===========
Average Number of Shares
  Outstanding              17,772,327   15,878,436   17,263,056   15,552,844

FUNDS FROM OPERATIONS: *
  Operating Income       $  1,732,928 $  1,358,944 $  4,820,846 $  3,486,075
  Plus Depreciation and
   Amortization             1,558,161    1,283,345    4,449,057    3,609,434
  Minus Minority Interest
   - Operating Partnership   (158,821)     (48,438)    (580,263)     (61,585)

FUNDS FROM OPERATIONS *  $  3,132,268 $  2,593,851 $  8,689,640 $  7,033,924
  per share                       .18          .16          .50          .45
----------------------------------------------------------------------------

  * Funds from Operations is defined as income before gains (losses) on sales of investments, minority interests of unitholders in operating partnership and extraordinary items, plus depreciation and amortization.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 1999 AND 1998

                              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES              1999          1998
                                                  ----          ----
  Net Income                                  $  6,028,621  $  3,873,276
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization               4,336,034     3,364,663
     Minority interest portion of operating
      partnership income                           580,263        61,585
     Accretion of discount on contracts             (2,253)       (4,280)
     Gain on Sale of Properties                 (1,788,038)     (448,786)
  Interest reinvested in investment
   certificates                                   291,804       244,124
  Changes in other assets and liabilities:
    (Increase) decrease in real estate deposits  1,494,087       (73,000)
    (Increase) decrease in other assets           (104,074)     (178,038)
    (Increase) decrease in tax and insurance
      escrow                                    (1,319,847)     (342,948)
    (Increase) decrease in deferred charges       (227,911)     (109,348)
    Increase (decrease) in accounts payable and
      accrued expenses                           1,686,559       689,215
                                              ------------  ------------

NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                                  $ 10,975,245  $  7,076,463
                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from maturity of marketable
    securities held to maturity               $    367,030  $    360,758
  Principle payments on mortgage loans
    receivable                                     321,484     1,696,188
  Proceeds from sale of property                 3,045,454     1,345,058
  Payments for acquisition and improvements
    of properties                              (36,099,964)  (34,552,590)
  Purchase of marketable securities available
    for sale                                      (181,250)            0
  Investment in mortgage loans receivable          (46,500)     (294,669)
                                              ------------  ------------

NET CASH USED FOR INVESTING ACTIVITIES        $(32,593,746) $(31,445,255)
                                              ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of shares                $ 10,866,530  $  9,236,005
  Proceeds from investment certificates issued   3,064,421     2,430,709
  Proceeds from mortgages payable               18,670,909    18,444,138
  Proceeds from short-term lines of credit       8,250,000     8,650,000
  Proceeds from sale of minority interest        4,245,197       585,334
  Repurchase of shares                          (3,053,729)   (1,971,506)
  Dividends Paid                                (2,730,164)   (1,738,751)
  Redemption of investment certificates         (1,403,881)     (940,883)
  Principal payments on mortgage loans          (2,587,223)   (2,032,557)
  Payments on short-term lines of credit        (9,250,000)   (8,150,000)
                                              ------------  ------------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                                  $ 26,072,060  $ 24,512,489
                                              ------------  ------------

NET INCREASE (DECREASE) IN CASH               $  4,453,559  $    143,697

CASH AT APRIL 30                              $  2,132,220  $  1,718,257
                                              ------------  ------------
CASH AT JANUARY 31                            $  6,585,779  $  1,861,954
                                              ------------  ------------

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
                                                  1999           1998
                                                  ----           ----
  Dividends reinvested                        $  3,925,118  $  3,149,841
  Real estate investment and mortgage loans
     receivable acquired through assumption
     of mortgage loans payable and accrual
     of costs                                    5,366,292    10,609,107
  Mortgage loan receivable transferred to
     property owned                              1,701,308     1,161,878
  Proceeds from sale of properties deposited
     directly with escrow agent                  2,569,292             0
  Properties acquired through the issuance of
     minority interest units in the operating
     partnership                                 1,055,525     5,455,265
  Mortgages paid directly by owner of contract           0             0
  Interest reinvested directly in investment
     certificates                                  291,804        244,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
     Interest paid on mortgages               $  7,952,416  $  6,739,919
     Interest paid on margin account and other      41,452        39,045
     Interest paid on investment certificates      285,562       224,529
                                              ------------  ------------
                                              $  8,279,430  $  7,003,493
                                              ------------  ------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to report excellent operating results for IRET'S Fiscal 1999 Third Quarter which ended January 31, 1999. Revenues, Net Income, Funds from Operations and Real Estate Owned all reached new highs and we were successful in finding attractive properties to add to our rapidly expanding investment portfolio.

FUNDS FROM OPERATIONS. Funds from Operations for the Third Quarter of Fiscal 1999 increased to $3,132,268 from the $2,593,851 reported for the prior year, an increase of $538,417 or 21%. On a per share basis, Funds from Operations for the Third Quarter were $.18, compared to $.16 per share earned in the same period of Fiscal 1998, an increase of 13%. For the first nine months of Fiscal 1999, Funds from Operations increased to $8,689,640 from the year earlier figure of $7,033,924, an increase of $1,655,716 or 24%. On a per share basis, Funds from Operations for the nine month period were $.50 per share compared to the year earlier figure of $.45 per share, an increase of 11%.

Occupancy rates continue at a good level and we continue to experience good results from the new properties we are adding to our portfolio.

NET INCOME. Net Income for the Third Quarter rose slightly from the year earlier figure to $1,654,228 from $1,636,644. For the nine month period, Net Income was $6,028,620 compared to $3,873,276. As noted in our prior quarterly report, the change in Net Income is attributable to the increase in the Gain on Sale of Investments. In the Third Quarter, the gain was $80,121 compared to the year earlier figure of $326,138. However, for the full nine month period, capital gain income was $1,788,038 compared to $448,786, reflecting the large gain from the sale of the 90 Unit Bison Apartment Complex in Jamestown, ND, in the Second Quarter.

OPERATIONS. The Third Quarter saw a slight increase in vacancies in certain of our apartment communities. Overall, the occupancy rates for our apartments are still at or above normal levels and we continue to implement periodic rental increases as conditions allow. The new properties that we have been adding to our portfolio are perfoming very well. We continue our apartment building program in Billings, MT, Bismarck, Jamestown and Grand Forks, ND. We are also in the process of acquiring land in Rochester, MN to begin construction of apartments this summer.

SALE OF PROPERTIES. During the Third Quarter, we completed the sale of the Fairfield Apartment Community in Marshall, MN for $466,000 resulting in a gain of $80,122. We've also entered into sales agreements for our Superpumper Convenience Stores and expect to report gains from the sale of these properties in the Fourth Quarter.

PORTFOLIO ACQUISITIONS. We were successful in acquiring additional investment properties in the Third Quarter. The following properties were purchased or completed and added to our portfolio during the Third Quarter and are producing income:

                                                          Cost
                                                          ----
  - 165 Unit Castle Rock Apartment Complex,
    Billings, MT                                      $ 5,600,000

  - 67 Unit Cottonwood Apartment II,
    Bismarck, ND                                      $ 4,000,000

  The following properties are under construction:

  - 67 Unit Legacy Apartment Complex with
    underground parking, Grand Forks, ND              $ 4,750,000

  - Great Plains Software Home Office Complex,
    Fargo, ND                                         $15,000,000

  - 27 Unit The Meadows Apartments,
    Jamestown, ND                                     $ 2,000,000

  IRET has entered into purchase agreements for the following properties:

  - 48,700 sq. ft. Viromed Office Building,
    Eden Prairie, MN                                  $ 4,800,000

  - 204 Unit Ivy Club Apartment Community,
    Vancouver, WA                                     $11,542,000

  - 76,000 sq. ft. Home Office Building of
    Ameritrade Holding Corporation, Omaha, NE         $ 8,200,000


FINANCIAL CONDITION. On January 31, 1998 cash and marketable securities were $10,477,747, compared to the $6,389,446 on hand at the beginning of the current fiscal year. Total assets increased to $264,979,779 from $224,718,514 at the beginning of the current fiscal year. During that same period, liabilities increased to $172,555,299 compared to $148,276,615. IRET continues to enjoy a strong inflow of investment funds and is well positioned to continue the expansion of its investment portfolio.

DIVIDENDS. IRET paid a regular dividend of 12 cents per share on January 15, 1999, to shareholders of record at the close of business on January 4, 1998. This was an increase from the 11.5 cents per share dividend paid on October 1, 1998, and was the 111th consecutive quarterly dividend paid by IRET.

                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

           None

Item 2.  Changes in Securities.

           None

Item 3.  Defaults Upon Senior Securities.

           None

Item 4.  Submission of Matters to a Vote of Security Holders.

           None

Item 5.  Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

        Form 8-K filed 12/09/98 to report sales of Shares of Beneficial Interest under current registration.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INVESTORS REAL ESTATE TRUST
                                 (Registrant)

                                     /s/ Thomas A. Wentz, Sr.
Date:  March 10, 1999           By________________________________
                                   Thomas A. Wentz, Sr.,Vice-President