Form 10-K405
period 1999-04-30
INVESTORS REAL ESTATE TRUST
filed 1999-07-30
CIK 798359

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             --------------------

                                FORM 10-K405

                        Annual Report Pursuant to
                         Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

           For the Fiscal Year Ended          Commission File No.
                April 30, 1999                     0-14851

                             --------------------

                          INVESTORS REAL ESTATE TRUST
            (Exact name of Registrant as specified in its charter)

                  North Dakota                        45-0311232
         (State or other jurisdiction of           (IRS Employer
          incorporation or organization)         Identification No.)

            12 South Main, Minot, North Dakota           58701
         (Address of principal executive offices)      (Zip Code)

                                 701-852-1756
            (Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                     None

Securities registered pursuant to Section 12(g) of the Act:

                                             Name of each exchange
       Title of each class                    on which registered
       -------------------                   ---------------------
Capital Shares of Beneficial Interest      NASDAQ - Small Cap Market

                             --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES  X       NO
                                                      ------      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of the Registrant's outstanding Capital Shares of Beneficial Interest held by non-affiliates is $132,298,746 based on the last reported sale price on May 31, 1999.

     The number of shares outstanding as of April 30,1999 was 19,066,514 Shares of Beneficial Interest (no par value).

     Portions of the Trust's definitive proxy statement for the 1999 annual meeting of shareholders are incorporated by reference in Part III hereof.

                          INVESTORS REAL ESTATE TRUST
                                 (Registrant)

                                     INDEX

Item                                                   Page
No.                                                    No.
----                                                   ----
     Cover Page . . . . . . . . . . . . . . . . . .       1
     Index. . . . . . . . . . . . . . . . . . . . .       3

PART I
 1.  Business . . . . . . . . . . . . . . . . . . .       4
 2.  Properties . . . . . . . . . . . . . . . . . .       7
 3.  Legal Proceedings. . . . . . . . . . . . . . .      13
 4.  Submission of Matters to a Vote of Security
     Holders. . . . . . . . . . . . . . . . . . . .      13

PART II
 5.  Market for Registrant's Common Stock and
     Related Security Holder Matters. . . . . . . .      13
 6.  Selected Financial Data. . . . . . . . . . . .      15
 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations.      15
 8.  Financial Statements and Supplementary Data. .      16
 9.  Disagreements on Accounting and Financial
     Disclosure . . . . . . . . . . . . . . . . . .      23
PART III

10.  Directors and Executive Officers of the
     Registrant . . . . . . . . . . . . . . . . . .      23
11.  Executive Compensation . . . . . . . . . . . .      25
12.  Security Ownership of Certain Beneficial
     Owners and Management. . . . . . . . . . . . .      25
13.  Certain Relationships and Related
     Transactions . . . . . . . . . . . . . . . . .      25

PART IV
14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K. . . . . . . . . . . . . .      25
     Exhibit Index. . . . . . . . . . . . . . . . .      26
     Signatures . . . . . . . . . . . . . . . . . .      28
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

On February 1, 1997, the Trust reorganized its structure in order to convert to Umbrella Partnership Real Estate Investment Trust (UPREIT) status. The Trust established an operating partnership (IRET Properties, a North Dakota Limited Partnership) with a wholly owned corporate subsidiary acting as its sole general partner (IRET, Inc., a North Dakota Corporation). At that date, the Trust transferred most of its assets and liabilities to the operating partnership in exchange for general partnership units.

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

IRET has its only office in Minot, North Dakota, and operates principally in the northern plains states with its operating partnership owning real estate investments in the states of North Dakota, Minnesota, South Dakota, Georgia, Nebraska, Montana, Michigan, Colorado, Idaho, Washington and Arizona.

IRET operates on a fiscal year ending April 30. For its past three fiscal years, its sources of operating revenue, total expenses, net real estate investment income, capital gain income, total income, and dividend distributions are as follows:

                            Fiscal Year Ending 4/30

                                           1999            1998            1997
                                           ----            ----            ----
REVENUE FROM OPERATIONS
Real Estate Rentals                    $38,785,287     $31,694,586     $22,972,368
Interest, Discount & Fees                1,141,975         712,959         861,613
                                       -----------     -----------     -----------
                                       $39,927,262     $32,407,545     $23,833,981

EXPENSE                                $33,525,586     $27,716,347     $20,334,538
                                       -----------     -----------     -----------

NET REAL ESTATE INVESTMENT INCOME      $ 6,401,676     $ 4,691,198     $ 3,499,443
GAIN ON SALE OF INVESTMENTS
  (CAPITAL GAIN)                         1,947,184         465,499         398,424

MINORITY INTEREST OF UNIT HOLDERS
  IN OPERATING PARTNERSHIP                (744,725)       (141,788)            (18)
                                       -----------     -----------     -----------
NET INCOME                             $ 7,604,135     $ 5,014,909     $ 3,897,849
                                       -----------     -----------     -----------
                                       -----------     -----------     -----------
PER SHARE
    Net Income                         $       .44     $       .32     $       .28
    Dividends Paid                     $       .47     $       .42     $       .39

As indicated above, IRET's principal source of operating revenue is rental income from real estate properties owned by its operating partnership. A minor amount of revenue is derived from interest income from mortgages and contracts for deed secured by real estate, interest on investments in government securities and interest on savings deposits. In addition to operating income, the Trust recognizes capital gain income when real estate properties are sold at a price in excess of the depreciated cost of said properties.

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

Mr. Odell is the President of IRET and the Advisor and is a graduate of the University of Texas, receiving his B.A. degree in 1947. He has been a resident of Minot, North Dakota since 1947. From 1947 to 1954, he was employed by Minot Federal Savings & Loan Association, serving as secretary of the association from 1952 to 1954. Since 1954, Mr. Odell has been a realtor in Minot, serving as an officer and stockholder of Watne Realty Company from 1954 to January 1, 1970, and since that time as the owner of his own realty firm.

Mr. Wentz is Vice-President and Chief Investment Officer of IRET and the Advisor and is a graduate of Harvard College and Harvard Law School, receiving his A.B. degree in 1957 and his L.L.B. degree in 1960. He has been a resident of Minot, North Dakota, since 1962. Until August 1, 1998, Mr. Wentz' principal occupation was the practice of law as a partner in the firm of Pringle & Herigstad, P.C., counsel to the Trust.

Timothy P. Mihalick is Vice-President and Chief Operating Officer of IRET and the Advisor. Mr. Mihalick is a graduate of Minot State University receiving his B.A. degree in Business Administration in 1981. He has been employed by Odell-Wentz & Associates since 1981.

Diane K. Bryantt is Secretary and Controller of IRET and the Advisor. She graduated from Minot State University in 1986, receiving a B.A. degree in Accounting. Mrs. Bryantt was employed by Bremer Bank in Minot, ND from 1989 to 1996. She has been an employee of Odell-Wentz & Associates since June of 1996.

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

                                APRIL 30, 1999

                       SUMMARY OF INVESTMENT PORTFOLIO
                          REAL ESTATE INVESTMENTS:

                                               1999
                                               ----
    Real Estate Owned                     $295,825,839
       Less Depreciation Reserve           (26,112,399)
                                          ------------
                                          $269,713,440        92.5%

    Mortgage Loans Receivable               10,721,214
       Less unearned discounts
         And allowances                       (123,212)        3.6%
                                          ------------
    Total Real Estate Investments         $280,311,442
                                          ------------
                                          ------------


                                OTHER ASSETS:

    Cash and Marketable securities        $  7,412,236
    Deposits and Accruals                    3,769,633
                                          ------------
       Total Other Assets                 $ 11,181,869         3.9%
                                          ------------
    TOTAL ASSETS                          $291,493,311
                                          ------------
                                          ------------

                        SUMMARY OF INDIVIDUAL PROPERTIES
COMMERCIAL PROPERTIES

                                    PROPERTY                                                        FISCAL 1999
STATE & CITY                         TYPE                     SQ. FEET          INVESTMENT           OCCUPANCY
Georgia
   - Lithia Springs          Wedgewood Retirement
                             Center - Assisted Living           29,408          $ 3,971,878          100.00%
                                                               -------          -----------          -------
GEORGIA TOTALS                                                  29,408          $ 3,971,878          100.00%
                                                               -------          -----------          -------
                                                               -------          -----------          -------
Idaho
   - Boise                   America's Best Furniture
                               - Retail                        139,198          $ 5,792,182           53.62%
                                                               -------          -----------          -------
IDAHO TOTALS                                                   139,198          $ 5,792,182           53.62%
                                                               -------          -----------          -------
                                                               -------          -----------          -------
Michigan

   - Kentwood                COMP USA - Retail                  16,000          $ 2,113,574          100.00%
                                                               -------          -----------          -------
MICHIGAN TOTALS                                                 16,000          $ 2,113,574          100.00%
                                                               -------          -----------          -------
                                                               -------          -----------          -------
Minnesota
   - East Grand Forks        Edgewood Vista
                               - Assisted Living                10,778          $   899,821          100.00%
   - Eden Prairie            Lindberg Building
                               - Office/Whse                    40,941          $ 1,455,789          100.00%
                             Viromed
                               - Office/Laboratory              48,700          $ 4,863,634            N/A
   - Moorhead                Pioneer Seed Company
                               - Office/Whse                    75,900          $   653,876          100.00%
                                                               -------          -----------          -------
MINNESOTA TOTALS                                               176,319          $ 7,873,122          100.00%
                                                               -------          -----------          -------
                                                               -------          -----------          -------
Montana
   - Billings                Creekside Office Park
                               - Office                         37,318          $ 1,684,918           88.41%


                             Edgewood Vista
                               - Assisted Living                11,971          $   980,218          100.00%
   - Missoula                Edgewood Vista
                               - Assisted Living                10,314          $   962,428          100.00%
                                                               -------          -----------          -------
MONTANA TOTALS                                                  59,603          $ 3,627,565           92.05%
                                                               -------          -----------          -------
                                                               -------          -----------          -------
Nebraska
   - Omaha                   Ameritrade
                               - Office                         73,774          $ 8,283,977          100.00%
                             Barnes & Noble
                               - Retail                         27,500          $ 3,699,101          100.00%
                                                               -------          -----------          -------
NEBRASKA TOTALS                                                101,274          $11,983,078          100.00%
                                                               -------          -----------          -------
                                                               -------          -----------          -------
North Dakota
   - Bismarck                Lester Chiropractic
                               - Office                          5,400          $   268,917          100.00%
   - Fargo                   Barnes & Noble
                               - Retail                         30,000          $ 3,292,012          100.00%
                             Petco
                               - Retail                         18,000          $ 1,278,934          100.00%
                             Stone Container
                               - Office/Mfg.                   151,850          $ 4,998,485          100.00%
                             Great Plains Campus
                             Facility                          121,600          $   408,700*           N/A
                             *Additional costs to be
                              incurred.
   - Grand Forks             Carmike Theatre                    28,300          $ 2,545,737          100.00%
   - Minot                   Walter's (114 South Main St)
                               - Retail                          3,500          $   111,940          100.00%
                             1st Avenue Building
                               - Office                         15,900          $   838,837           73.61%
                             401 South Main
                               - Office                          9,200          $   609,119           62.62%
                             Arrowhead Shopping Center
                               - Retail/Office                  80,000          $ 2,831,164           98.8%
                             Corner C Store
                               - Retail                          4,674          $ 1,196,342            N/A
                             Edgewood Vista
                               - Assisted Living                97,821          $ 6,275,931          100.00%
                             408 1st St SE                       2,000          $    46,907          100.00%
                             Minot Plaza
                               - Retail                         10,020          $   509,079          100.00%
                                                               -------          -----------          -------
NORTH DAKOTA TOTALS                                            578,265          $25,212,104           97.86%
                                                               -------          -----------          -------
                                                               -------          -----------          -------


South Dakota
   - Sioux Falls             Edgewood Vista
                               - Assisted Living                11,971          $   974,739             N/A
                             Hutchinson Technology
                               - Office/Mfg.                    94,176          $ 4,429,026          100.00%
                                                               -------          -----------          -------
SOUTH DAKOTA TOTALS                                            106,147          $ 5,403,765          100.00%
                                                               -------          -----------          -------
                                                               -------          -----------          -------
Other Commercial Prop.
   Crookston, MN             Superpumper
                               - Convenience Store               6,000          $   428,777          100.00%
   Grand Forks, ND           Superpumper
                               - Convenience Store               7,000          $   485,007          100.00%
   Langdon, ND               Superpumper
                               - Convenience Store               5,500          $   239,212          100.00%
   Sidney, MT                Superpumper
                               - Convenience Store               4,000          $   120,600          100.00%
                                                               -------          -----------          -------
   OTHER COMMERCIAL PROPERTIES                                  22,500          $ 1,273,596          100.00%
                                                               -------          -----------          -------
                                                               -------          -----------          -------

                                                                                                    FISCAL 1999
                                                             SQ. FEET           INVESTMENT           OCCUPANCY
TOTAL COMMERCIAL PROPERTIES                                  1,228,714          $67,250,863           96.54%
                                                             ---------          -----------          -------
                                                             ---------          -----------          -------

APARTMENT PROPERTIES

                                  APARTMENT                                                         FISCAL 1999
STATE & CITY                      COMMUNITIES BY IRET           UNITS           INVESTMENT           OCCUPANCY
Colorado
   - Colorado Springs          - Neighborhood by IRET            192            $ 11,097,183          95.87%
   - Fort Collins              - MiraMont by IRET                210            $ 14,285,175          97.80%
                               - Pine Cone by IRET               195            $ 13,216,920          94.20%
                                                               -----            ------------         ------
              COLORADO TOTALS                                    597            $ 38,599,278          96.03%
                                                               -----            ------------         ------
                                                               -----            ------------         ------


Idaho
   - Boise                     - Clearwater                       60            $  3,822,199           N/A
                                                               -----            ------------         ------
              IDAHO TOTALS                                        60            $  3,822,199           N/A
                                                               -----            ------------         ------
                                                               -----            ------------         ------
Minnesota
   - Moorhead                  - Terrace on the Green            116            $  2,044,286          96.08%
   - Rochester                 - Woodridge                       108            $  6,534,011          99.69%
                               - Heritage Manor                  182            $  7,421,977           N/A
                               - IBM Land                         -             $     11,871           N/A
   - St. Cloud                 - West Stonehill                  313            $ 11,492,684          99.02%
   - Waite Park                - Park Meadows                    360            $ 11,141,014          95.04%
                                                               -----            ------------         ------
              MINNESOTA TOTALS                                  1079            $ 38,645,843          98.06%
                                                               -----            ------------         ------
                                                               -----            ------------         ------
Montana
   - Billings                  - Castle Rock                     165            $  5,673,197           N/A
                               - Country Meadows                  67            $  6,157,497          98.97%
                               - Rocky Meadows                    98            $  6,672,694          96.54%
                                                               -----            ------------         ------
MONTANA TOTALS                                                   330            $ 18,503,389          97.12%
                                                               -----            ------------         ------
                                                               -----            ------------         ------
North Dakota
   - Bismarck/Mandan           - Cottonwood Lake                 134            $  9,961,391          83.59%
                               - Crestview                       152            $  4,799,607          90.40%
                               - Hill Park                        92            $  3,024,159          91.85%
                               - Kirkwood Manor                  108            $  3,587,282          93.48%
                               - North Pointe 49                  49            $  2,403,175          94.41%
                               - Pleasantview (Man)               18            $    289,671          95.99%
                               - Westwood Park                    64            $  2,127,861           N/A
   - Dickinson                 - 41 East                          38            $    434,579          80.04%
                               - Century                         120            $  2,124,281          89.96%
                               - Oak Manor                        27            $    350,484          98.23%
   - Fargo                     - Candlelight                      44            $    899,092          98.77%
                               - Park East                       122            $  4,951,327          97.06%
                               - Sunchase                         36            $  1,020,291          95.23%
   - Grand Forks               - Forest Park                     270            $  7,120,900          97.16%
                               - Jenner Properties               121            $  2,513,168          90.00%
                               - Legacy                          183            $ 13,818,179          99.54%
                               - Southwinds                      164            $  5,712,354          97.18%
   - Minot                     - Chateau                          64            $  2,406,110          92.48%
                               - Colton Heights                   18            $    926,045          95.48%


                               - Dakota Arms                      18            $    614,752          97.42%
                               - Magic City                      248            $  5,428,774          94.17%
                               - South Pointe                    196            $ 10,295,666          96.95%
                               - Southview                        24            $    713,128          86.02%
                               - Virginia                         15            $    231,163          79.56%
   - Williston                 - Century                         192            $  3,909,583          78.95%
   - Other Communities         - Beulah Condominiums              26            $    471,449          49.26%
                               - Bison Properties                 35            $    569,783          93.97%
                                  -  Carrington &
                                     Cooperstown
                               - The Meadows - Jamestown          -             $  1,954,986           N/A
                               - Lonetree Manor - Harvey          12            $    225,709          86.07%
                               - Parkway - Beulah                 36            $    122,058          56.08%
                               - Sweetwater Properties
                                  -  Devils Lake & Grafton       114            $  1,838,691          84.09%
                                                               -----            ------------         ------
    NORTH DAKOTA TOTALS                                        2,740            $ 94,845,697          92.67%
                                                               -----            ------------         ------
                                                               -----            ------------         ------
South Dakota
   - Rapid City                - Pointe West                      90            $  3,957,341          90.55%
   - Sioux Falls               - Oakwood Estates                 160            $  5,493,266          93.53%
                               - Oxbow                           120            $  4,989,273          99.44%
                               - Prairie Winds                    48            $  1,987,675          96.80%
                                                               -----            ------------         ------
    SOUTH DAKOTA TOTALS                                          418            $ 16,427,555          95.07%
                                                               -----            ------------         ------
                                                               -----            ------------         ------
Washington
   - Vancouver                 - Ivy Club                        204            $ 11,696,668           N/A
                               - Van Mall Woods                  100            $  6,034,347           N/A
                                                               -----            ------------         ------
    WASHINGTON TOTALS                                            304            $ 17,731,015           N/A
                                                               -----            ------------         ------
                                                               -----            ------------         ------

                                                                                                    FISCAL 1999
                                                                UNITS           INVESTMENT           OCCUPANCY
TOTAL APARTMENTS                                               5,528            $228,574,976          94.79%
                                                               -----            ------------         ------
                                                               -----            ------------         ------


N/A = property held less than 12 months

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

   -  CONTRACTS OR OPTIONS TO SELL. As of April 30, 1999,
      IRET had not entered into any contracts or options to sell any of the above properties, except the four Superpumper convenience store locations.

   - OCCUPANCY AND LEASES. Occupancy rates shown above are for the fiscal year ended April 30, 1999. In the case of apartment properties, lease arrangements with individual tenants vary from month-to-month to one-year leases, with the normal term being six months.
      Leases on commercial properties vary from one year to 20 years.


                      SUMMARY OF REAL ESTATE INVESTMENTS BY STATE

                                                                                    PERCENT
    STATE                         TOTAL REAL ESTATE INVESTMENT                      OF TOTAL
COLORADO
    - Residential                 $38,599,278         $ 38,599,278                   13.04%
                                  -----------
GEORGIA
    - Commercial                  $ 3,971,878         $  3,971,878                    1.34%
                                  -----------
IDAHO
    - Commercial                  $ 5,792,182
    - Residential                 $ 3,822,199         $  9,614,381                    3.25%
                                  -----------
MICHIGAN
    - Commercial                  $ 2,113,574         $  2,113,574                     .71%
                                  -----------
MINNESOTA
    - Commercial                  $ 8,301,899
    - Residential                 $38,645,843         $ 46,947,742                   15.87%
                                  -----------
MONTANA
    - Commercial                  $ 3,748,165
    - Residential                 $18,503,389         $ 22,251,554                    7.52%
                                  -----------
NEBRASKA
    - Commercial                  $11,983,078         $ 11,983,078                    4.05%
                                  -----------
NORTH DAKOTA
    - Commercial                  $25,936,323
    - Residential                 $94,845,697         $120,782,020                   40.85%
                                  -----------



SOUTH DAKOTA
    - Commercial                  $ 5,403,765
    - Residential                 $16,427,555         $ 21,831,320                    7.38%
                                  -----------
WASHINGTON
    - Residential                 $17,731,015         $ 17,731,015                    5.99%
                                  -----------
TOTALS                                                $295,825,839                  100.00%
                                                      ------------                  -------
                                                      ------------                  -------


                          MORTGAGE LOANS RECEIVABLE:

                           REAL ESTATE            4/30/99
LOCATION                    SECURITY              BALANCE         RATE
GILBERT, AZ
NE 1/4-27-2-6           Commercial Land          $   742,811       7%

FARGO, ND
Great Plains
  Software              Office Building          $ 9,185,758       9.5%

OTHER MORTGAGES
Over $100,000                                    $   682,863       7-9%
$50,000 to $99,999                                    60,000       8.75%
$20,000 to $49,999                                    46,500       8-9%
Less than $20,000                                      3,282       7-9%
                                                 -----------
                        TOTAL                    $10,721,214
                        Unearned Discounts            (1,898)
                        Allowance for Losses        (120,314)
                        Deferred Gain                 (1,000)
                                                 -----------
                                                 $10,598,002

Item 3.  LEGAL PROCEEDINGS

IRET is not involved in any legal proceedings or litigation other than normal collection matters that will not have a material impact on financial results.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 18, 1998 Annual Shareholders' meeting, the only matters submitted to a vote of security holders were the election of ten Trustees and ratification of the re- appointment of the independent certified public accountants.

                                   PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

Since October 17, 1997, IRET Shares of Beneficial Interest have traded on the NASDAQ Small-Cap market under the symbol IRETS.

CLOSING PRICE RANGE

                                             TOTAL       TOTAL
FISCAL QUARTER ENDED      HIGH     LOW       VOLUME      TRADES
    10-31-97 *           $7.125   $6.563      35,154       45
     1-31-98              7.313    6.625     339,857      204
     4-30-98              7.344    7.031     437,487      196
     7-31-98              7.250    7.000     359,835      118
    10-31-98              7.500    7.000     489,586      232
     1-31-99              7.688    7.000     343,128      249
     4-30-99              8.000    7.000     445,900      313

       * From 10-20-97 - First trading day

During Fiscal 1999, IRET also offered primary Shares of Beneficial Interest for sale to the public under Best Efforts offerings through various brokers registered with the National Association of Securities Dealers. Primary shares were sold at $7.45 per share from 1-05-98 through 12-07-98 and at $7.85 per share from 12-15-98 until 4-20-99. IRET also repurchased its shares during Fiscal 1999. Following is a summary, by quarter-year, of the sale of primary shares and repurchase of shares by IRET:

                                           SHARES           DOLLARS
5/01/98 Beginning Balance                16,391,412       $74,708,559

QUARTER ENDED 7/31/98
  - Shares sold                             573,081       $ 4,075,505
  - Commissions paid                                         (148,902)
  - Shares repurchased                     (197,124)       (1,389,936)
                                         ----------       -----------
                                         16,767,369       $77,245,225

QUARTER ENDED 10/31/98
  - Shares sold                             768,922       $ 5,565,703
  - Commissions paid                                         (290,653)
  - Shares repurchased                     (126,336)         (912,133)
                                         ----------       -----------
                                         17,409,955       $81,608,143

QUARTER ENDED 1/31/99
  - Shares sold                             793,599       $ 5,689,642
  - Commissions paid                                         (356,872)
  - Shares repurchased                      (68,853)         (514,881)
                                         ----------       -----------
                                         18,134,701       $86,426,032

QUARTER ENDED 4/30/99
  - Shares sold                             994,953       $ 7,620,458
  - Commissions paid                                         (480,732)
  - Shares repurchased                      (62,700)         (469,938)
                                         ----------       -----------
                                         19,066,954       $93,095,819
                                         ----------       -----------
                                         ----------       -----------


As of May 31, 1999, IRET had 3,972 shareholder accounts, no shareholder  held
5% or more of the 18,988,803 Shares of Beneficial Interest   outstanding on
5-31-99. IRET has no other classes of stock and there   were no warrants,
stock options or other contractual arrangements requiring the issuance of its stock (other than "exchange rights" of holders of Limited Partnership Units in IRET Properties, the operating partnership of IRET).

IRET has paid quarterly dividends since July 1, 1971. Dividends Paid during the past two fiscal years were as follows:

                                         FISCAL YEAR
                                         -----------
                                    1998             1999
                                    ----             ----
        July 1st                   $.10125           $.11
        October 1st                 .1030             .115
        January 16th (15th)         .105              .12
        April 1st                   .107              .1225
                                   -------           ------
                                   $.41625           $.4675


Item 6.  SELECTED FINANCIAL DATA

                                                                YEAR ENDED APRIL 30
                                                                --------------------
                                            1999          1998          1997          1996        1995
                                       ------------  ------------  ------------  ------------  ------------
                                                                                               (Restated)
Consolidated Income Statement Data
  Revenue                              $ 39,927,262  $ 32,407,545  $ 23,833,981  $ 18,659,665  $ 13,801,123
  Operating Income                        6,401,676     4,691,198     3,499,443     3,617,807     3,560,318
  Gain on repossession/sale
    of investments                        1,947,184       465,499       398,424       994,163       407,512

  Minority interest of unitholders
    in operating partnership               (744,725)     (141,788)          (18)            0             0

  Net Income                              7,604,135     5,014,909     3,897,849     4,611,970     3,967,830

Balance Sheet Data
  Total real estate investments        $280,311,442  $213,211,369  $177,891,168  $122,377,909  $ 84,005,635
  Total assets                          291,493,311   224,718,514   186,993,943   131,355,638    94,616,744
  Shareholders' equity                   85,783,294    68,152,626    59,997,619    50,711,920    37,835,654

Consolidated Per Share Data
  Net income                                   $.33          $.29          $.25          $.30          $.34
  Gain on repossession/sale
    of investments                              .11           .03           .03           .08           .04
  Dividends                                     .47           .42           .39           .37           .34
  Tax status of dividend
    capital gain                               6.3%          2.9%         21.0%          1.6%         11.0%
  Ordinary income                             76.0%         97.1%         79.0%         98.4%         89.0%
  Return of capital                           17.7%          0.0%          0.0%          0.0%          0.0%


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

This discussion and analysis should be read in conjunction with the attached audited financial statements prepared by Brady Martz & Associates, certified public accountants, which firm has served as the auditor for IRET since its inception.

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

RESULTS OF OPERATIONS:

    FISCAL YEAR 1999 COMPARED TO FISCAL YEARS 1998 AND 1997.

    OVERVIEW.

    A continuation of stable occupancy rates for IRET's apartment communities and good results from newly acquired properties resulted in another year of significant increases in Funds From Operations and earnings for IRET's 29th year, which ended April 30, 1999. Total assets and shareholder equity also increased materially.

    FUNDS FROM OPERATIONS.

    Funds From Operations of the Operating Partnership(taxable income increased by non-cash deductions of real estate asset depreciation and amortization, and reduced by capital gain income and other extraordinary income items) for Fiscal 1999 increased to $11,778,502 ($.6753 per share), compared to $9,447,425 ($.6042 per share) for Fiscal 1998 and $7,144,622 ($.51 per share) received in Fiscal 1997. These increases in Funds From Operations resulted primarily from increased revenues from existing and newly acquired rental properties as detailed below.

    NET INCOME.

    The Operating Partnership's income for Fiscal Year 1999 increased to $7,604,135 from the $5,014,909 earned in Fiscal 1998 and the $3,897,849 earned in Fiscal 1997. On a per share basis, net income was $.33 per share in Fiscal 1999, compared to $.29 in Fiscal 1998 and $.25 in Fiscal 1997.

    These increases in net income resulted from increased capital gains and rental income, which is detailed below.

    REVENUES.

    Total revenues of the Operating Partnership for Fiscal 1999 were $39,927,262, compared to $32,407,545 in Fiscal 1998 (an increase of 23%)
    and $23,833,981 in Fiscal 1997. The increase in revenues received during Fiscal 1999 in excess of the prior year revenues was $7,519,717. This increase resulted from:

       Rent from 12 properties acquired/completed
         in Fiscal 1999                                         $3,182,170
       Rent from 7 properties acquired in Fiscal 1998
         in excess of that received in Fiscal 1998               3,245,774
       An increase in rental income on existing properties       1,081,995
       An decrease in rent on Smith Home Furnishing
         Building (bankruptcy of tenant)                           (30,877)
       A decrease in rent - properties sold during 1999           (388,091)
       A decrease in interest income                               429,016
                                                                ----------
                                                                $7,519,717

     The increase in revenues received during Fiscal 1998 in excess of that received during Fiscal 1997 was $8,573,564. This increase resulted from:

       Rent from 7 properties acquired in Fiscal 1998           $2,658,085
       Rent from 11 properties acquired in Fiscal 1997
         in excess of that received in Fiscal 1997               5,310,670
       An increase in rental income on existing properties         893,976
       A increase in rent on on Smith Home Furnishing
         Building (bankruptcy of tenant)                            54,021
       A decrease in rent - properties sold during 1997           (194,534)
       An increase in interest income                             (148,654)
                                                                ----------
                                                                $8,573,564

    As shown by the above analysis, the Fiscal 1999 and 1998 increases in revenues resulted primarily from the addition of new real estate properties to the operating partnership's portfolio. Rents received on properties owned at the beginning of Fiscal 1998 increased by $893,976 (2.2%) in Fiscal 1998 and another $1,081,995 (2.1%) in Fiscal 1999, and the occupancy level for those properties increased from 90% during Fiscal 1997 to 94% in Fiscal 1998 and to 95% in Fiscal 1999. Thus, the new properties acquired during Fiscal Fiscal Years 1998 and 1999 generated most of the new revenues during the past two years.

     CAPITAL GAINS.

     The Operating Partnership realized capital gain income for Fiscal 1999 of $1,947,184.

     This compares to $465,499 of capital gain income recognized in Fiscal 1998 and the $398,424 recognized in Fiscal 1997.

     IRET will continue to seek to market several of its older and smaller apartment properties.

     NET INCOME. The $2,589,226 increase in net taxable income for Fiscal 1999 over the net income earned in the prior fiscal year resulted from:

       An increase in gain from sale of investments             $ 1,481,685
       An increase in net rental income (rents, less utilities,
         maintenance, taxes, insurance and management)            4,357,772
       A increase in interest income                                429,016
       An increase in interest expense                           (1,622,877)
       An increase in depreciation expense                       (1,174,967)
       An increase in operating expenses and advisory
         trustee services                                          (229,897)
       An increase in amortization expense                          (48,569)
       An increase in Minority interest of
         Operating Partnership Income                              (602,937)
                                                                -----------
                                                                $ 2,589,226

    The $1,117,060 increase in net taxable income for Fiscal 1998 over the net income earned in the prior fiscal year resulted from:

    An increase in gain from sale of investments                $    67,075
    An increase in net rental income (rents, less utilities,
      maintenance, taxes, insurance and amangement)               5,733,442
    A decrease in interest income                                  (148,654)
    An increase in interest expense                              (2,840,328)
    An increase in depreciation expense                          (1,207,316)
    An increase in operating expenses and advisory
      trustee services                                             (299,869)
    An increase in amortization expense                             (45,520)
    An increase in Minority interest of
      Operating Partnership Income                                 (141,770)
                                                                -----------
                                                                $ 1,117,060

     RESULTS FROM FULLY STABILIZED PROPERTIES. IRET defines fully stabilized properties as those both owned at the beginning of the prior Fiscal Year AND having completed the rent-up phase (90% occupancy). "Same store" results of these properties for Fiscal 1999 and 1998 were as follows:

                                       Fiscal 1999          Fiscal 1998       %Increase
                                       -----------          -----------       ---------
    Scheduled Rent                     $28,777,572          $28,237,875         1.91%
    Actual Collected Rent               28,501,453           27,230,777         4.67%

    Utilities & Maintenance              4,557,793            4,254,657         7.12%
    Management                           2,361,905            2,204,936         7.12%
    Taxes & Insurance                    3,009,579            2,912,047         3.35%
                                       -----------          -----------       ---------
        Total Operating Expense        $ 9,929,277          $ 9,371,640         5.95%

    "Same Store"
    Net Operating Income               $18,572,176          $17,859,137         3.99%
                                       -----------          -----------       ---------
                                       -----------          -----------       ---------


     PROPERTY ACQUISITIONS. The Operating Partnership added
     $62,455,508 of real estate investments to its portfolio during Fiscal 1999, compared to the $39,014,222 added in the prior year, as detailed below:

                    FISCAL 1999 PROPERTY ACQUISITIONS

COMMERCIAL:

    Edgewood Vista, Sioux Falls, SD                             $   965,000
    (Assisted Living)

    Edgewood Vista, Billings, MT                                $   965,000
    (Assisted Living)

    Corner Express, Minot, ND
    (Convenience Store)                                         $ 1,190,432

    Viromed, Eden Prairie, MN
    (Office/Laboratory)                                         $ 4,826,310

    Ameritrade Headquarters, Omaha, NE
    (Office)                                                    $ 8,283,977


APARTMENTS:

    Units               Community Name
    ----                --------------
    182                 Heritage Manor, Rochester, MN           $ 7,371,208
     64                 Westwood Park, Bismarck, ND             $ 2,025,455
     67               **Country Meadows II, Billings, MT        $ 1,321,962
     60                 Clearwater, Boise, ID                   $ 3,786,463
     67               **Legacy III, Grand Forks, ND             $ 2,260,345
    100                 Van Mall Woods, Vancouver, WA           $ 6,021,312
     27               **The Meadows by IRET, Jamestown, ND      $ 1,502,301
    165                 Castle Rock, Billings, MT               $ 5,614,223
     67                 Cottonwood II, Bismarck, ND             $ 4,645,444
    204                 Ivy Club, Vancouver, WA                 $11,676,076
  -----                                                         -----------
   1003                                                         $62,455,508

** Property not in service on 4/30/99. Additional costs to be incurred

                     FISCAL 1998 PROPERTY ACQUISITIONS

COMMERCIAL:

    Edgewood Vista, East Grand Forks,
      MN (Assisted Living)                                      $   892,500

    Edgewood Vista, Minot, ND                                   $ 6,191,410
    (Assisted Living)


APARTMENTS:

    Units    Community Name
    ----     --------------
     125     Jenner Properties-Grand Forks (90),
              Devils Lake (18) & Dickinson (17), ND  $ 2,350,000
     108     Kirkwood Manor-Bismarck, ND               3,175,000
     248     Magic City Realty Portfolio               5,270,000
      67     Country Meadows-Billings, MT              4,496,134
     122     Park East Apartments-Fargo, ND            4,900,000
    **67     Legacy Apartments (Phase II)-
              Grand Forks, ND                          3,489,937
      67     Cottonwood Apartments-Bismarck, ND        4,522,347
      64     Chateau Apartments-Minot, ND              2,364,090
     *67     Cottonwood Apartments (Phase II)
              Bismarck, ND                             1,362,804
     ---                                             -----------
     935                          Total              $39,014,222

      *Property not placed in service at April 30, 1998.
       Additional costs are still to be incurred.
     **Represents costs to complete a project started in year ended April 30, 1997.

 PROPERTY DISPOSITIONS. Real estate assets sold by the Operating
 Partnership dring Fiscal 1998 and 1999 were as follows:

                                                   Book Value &
    Property Sold                 Sales Price      Sales Costs      Gain
    -------------                 -----------      -----------      ----
    (Fiscal 1999)

    Fairfield Apts.,
    Marshall, MN                  $ 466,000        $ 385,878        $  80,122

    Superpumper,
    Emerado, ND                   $ 297,000        $ 138,854        $ 158,146

    Bison Apts.,
    Jamestown, ND                 $1,760,000       $ 418,101        $1,341,899

    Park Place Apts.,
    Waseca, MN                    $ 960,000        $ 593,983        $ 366,017
                                                                    ---------
    Installment Sale                                                    1,000
                                                                    ---------
                                                                    $1,947,184
                                                                    ----------
                                                                    ----------




    (Fiscal 1998)

    Scottsbluff Apts.,
    Scottsbluff, NE               $ 940,000        $ 613,862        $ 326,138

    Superpumper
    Bottineau, ND                 $ 330,000        $ 246,421        $  83,579

    Superpumper
    New Town, ND                  $ 250,000        $ 224,486        $  25,414
                                                                    ---------

    Installment & Misc. Sales                                       $  30,365
                                                                    ---------

                                                                    $ 465,496
                                                                    ---------
                                                                    ---------

DIVIDENDS. The following dividends were paid during Fiscal Years
1997, 1998 and 1999:

               Date             1997       1998        1999
               ----             ----       ----        ----
         July 1                 $.0975     $.10125     $.11
         October 1,             $.095      $.1030      $.115
         January 15,(16th)      $.0975     $.105       $.12
         April 1, 1999          $.10       $.107       $.1225
                                -----------------------------
                                $.39       $.41625     $.4675

The Fiscal 1999 dividends increased 12.3% over the dividends paid during Fiscal Year 1998 and 19.9% over Fiscal 1997.

FUNDS FROM OPERATIONS. The funds derived during Fiscal 1999 by the Trust from its operations increased by 25% over the prior year and by 65% from the Fiscal 1997 level ($11,778,502 in Fiscal 1999, versus $9,447,425 in 1998 and $7,144,604 in
1997). On a per share basis, Funds From Operations increased to $.6753 per share from $.6042 in Fiscal 1998 (an increase of 12%) and the $.51 generated in Fiscal 1997. (IRET uses the definition of "Funds From Operations" recommended by the National Association of Real Estate Investment Trusts to mean "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures calculated on the same basis." It is emphasized that funds from operations as so calculated and presented does not represent cash flows from operations as defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indication of operating performance or to cash flows as a measure of liquidity or ability to fund all cash needs.) (See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements attached hereto.)

The following is a comparison of dividends paid during the past five fiscal years to Funds From Operations (as defined above):

                         Fiscal        Fiscal        Fiscal       Fiscal         Fiscal
Item                      1999          1998          1997         1996      1995(Restated)
----                      ----          ----          ----         ----      --------------
Net Income (GAAP)      $7,604,135    $5,014,909    $3,897,849    $4,611,970    $3,967,830
Adjustments
  Gain from Property
    Sales              (1,947,184)     (465,499)     (398,424)     (994,163)     (407,512)
                       ----------    ----------    ----------    ----------    ----------
Operating Income       $5,656,951    $4,549,410    $3,499,425    $3,617,807    $3,560,318
Plus Depreciation       5,966,874     4,791,907     3,584,591     2,261,724     1,767,294
Plus Amortization      $  154,677       106,108        60,588        97,900        20,659
                       ----------    ----------    ----------    ----------    ----------
Funds from Operations  $11,778,502   $9,447,425    $7,144,604    $5,977,431    $5,348,271
Dividends Paid         $ 8,193,538   $6,518,627    $5,508,689    $4,439,034    $3,660,986
                       ----------    ----------    ----------    ----------    ----------

                       $ 3,584,964   $2,928,798    $1,635,915    $1,538,397    $1,687,285


    Management expects that the Funds From Operations (as defined above) will continue to improve during Fiscal 2000 and will continue to exceed dividends paid in the coming year.

    LIQUIDITY AND CAPITAL RESOURCES. Important investment and Financing events in Fiscal 1999 were:


    - The net proceeds from sale of Shares of Beneficial Interest under Best Efforts offerings were $18,387,260;
    - An additional $6,485,927 of equity capital was contributed to the Operating Partnership in UPREIT transactions for a total increase of equity capital of $24,873,187;
    - Five property loans were refinanced at a lower interest rate than the old loans. The new loans totalled $11,400,000. The payoff of the old loans was $8,737,840, resulting in refinancing proceeds of $2,662,110. At 4-30-99, the weighted interest rate on the $175,071,069 of mortgage indebtedness owed by IRET was 7.12%.
    - Nearly $65,000,000 of new real estate investments were acquired by the Operating Partnership.

    IRET's financial condition at the end of Fiscal 1999 continued at the very strong level of its prior fiscal year.

    - IRET's shareholder equity increased to $85,783,294 from $68,152,626 on April 30, 1998, a gain of $17,630,668 (26%). Equity capital on April 30, 1997 was $59,997,619. These increases result from the sale of Shares of Beneficial Interest and the reinvestment of dividends in new shares.
    - Liabilities of the Operating Partnership increased to $191,229,475 from $148,276,615 on April 30, 1998. IRET's liabilities on April 30, 1997, were $126,995,322.
    - Total assets of the Operating Partnership increased to $291,493,311 from $224,718,514 on April 30, 1998. Total assets on April 30, 1997, were $186,993,943.
    - Cash and marketable securities were $7,412,236 compared to the year earlier figure of $6,389,446 and $6,457,182 on April 30, 1997.
    - In addition to its cash and marketable securities, IRET Properties has unsecured line of credit agreements with First International Bank & Trust, Bremer Bank and First Western Bank & Trust, all of Minot,

         North Dakota, of $11,500,000, none of which was in use on April 30, 1999.

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

ECONOMIC CONDITIONS. Fiscal 1999 saw continued stable economic conditions in the northern plains states in which IRET operates. Occupancy rates for residential properties increased slightly from the year earlier level. However, the current economic outlook for much of IRET's trade area is guarded due to a depressed farm economy. Continued low commodity prices and uncertain weather will impact IRET's operating results.


YEAR 2000 COSTS. IRET has requested its principal vendors to inform it of any anticipated problems associated with the Year 2000 issue for computer hardware and software. IRET itself does not own or operate computer systems and will have no direct costs to up-date such systems. However, IRET could be impacted by computer failures of its third-party vendors. IRET has been informed by these service providers (including its Advisor - Odell-Wentz & Associates, LLC) that computer systems are now Year 2000 compliant. IRET does not anticipate that the Year 2000 problem will have any material cost to it.

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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

None.

                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and Trustees of IRET as of April 30, 1999, were:

  Name, Age                  Business Experience During           Year Position
and Position                     Past Five Years                    Commenced
------------                     ---------------                    ---------
*C. Morris Anderson       President of North Hill Bowl, Inc.;        1970
 Age 70                   Director of Dakota Boys Ranch (25 yrs.);
 Trustee                  Chairman of the Board, International Inn,
                          Inc. and Director, Norwest Bank - Minot,
                          N.A.

*Ralph A. Christensen     Retired rancher; former                    1970
 Age 70                   Director of First Bank - Minot, N.A.
 Trustee and Chairman     Chairman of IRET.

*John F. Decker           Investment Advisor and                     1998
 Age 56                   Managing Director, Piper Jaffray, Inc.
 Trustee

*Mike F. Dolan            Investor; Vice-Chairman of IRET.           1978
 Age 88
 Trustee & Vice-Chairman

*J. Norman Ellison, Jr.   Businessman; Managing Partner of           1970
 Age 76                   Ellison Realty Co.; Former Director
 Trustee                  of First Bank - Minot, N.A.

*Daniel L. Feist          Realtor; Broker; Real Estate Developer;    1985
 Age 67                   Builder; General Contractor; President -
 Trustee                  Owner Feist Construction & Realty;
                          Investor; Businessman, former Director
                          of First Bank - Minot, N.A.; Director,
                          N.D. Holdings, Inc. - Minot.

*Patrick G. Jones         Investor                                   1986
 Age 51
 Trustee

*Jeff L. Miller           Investor; Businessman; President of        1985
 Age 55                   M&S Concessions, Inc. and former
 Trustee & Vice-Chairman  president of Coca-Cola Bottling Co. of
                          Minot; former Director of First Bank -
                          Minot.
 Roger R. Odell           Realtor; President of IRET; Member in      1970
 Age 73                   Odell-Wentz & Associates, LLC (Advisor
 Trustee, President       to IRET); Director of Investors
 and Advisor              Management & Marketing, Inc. and Inland
                          National Securities, Inc.

 Thomas A. Wentz, Sr.     Attorney, Pringle & Herigstad, P.C.;       1970
 Age 64                   Member in Odell-Wentz & Associates, LLC
 Vice-President           (Advisor to IRET).

 Thomas A. Wentz, Jr.     Attorney, Pringle & Herigstad, P.C.;       1996
 Age 33                   General Partner of WENCO, a North Dakota
 Trustee                  Limited Partnership.

 Timothy P. Mihalick      Realtor; Operations Manager of             1988
 Age 40                   Odell-Wentz & Associates, LLC (Advisor
 Vice-President           to IRET); Vice-President and Chief
                          Operating Officer of IRET.



 Diane K. Bryantt         Controller of Odell-Wentz & Associates,    1997
 Age 35                   LLC (Advisor to IRET); Secretary of
 Secretary                IRET.

* Unaffiliated Trustees.

Item 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on August 17, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

As of May 31, 1999, no person, nor any trustee or officer individually was known by the Trust to own beneficially more than 5% of the outstanding Shares of Beneficial Interest.

Collectively, the Trustees owned 8.23% of such shares on said date.

Additional information regarding security ownership is to be found in portions of the Trust's definitive proxy statement for the 1999 annual meeting of shareholders, incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held August 17, 1999.

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

          See the Table of Contents to Financial Statements and Supplemental Data.


     3.   Documents Incorporated by Reference

                                            Part of Form 10-K405
                                            into which Document
                    Document                  is Incorporated
          -----------------------------     --------------------
          Proxy Statement to be filed            Part III
          in connection with the annual
          meeting of shareholders to be
          held August 17, 1999

     4.   Exhibits

          See the following list of exhibits.

      (b) Reports on Form 8-K:

                 Date Filed               Subject Matter
                 ----------               --------------
                 8/07/98                  Sales Report for
                                          Best Efforts Offering
                                          Of Shares of Beneficial
                                          Interest


                 10/13/98                 Sales Report for
                                          Best Efforts Offering
                                          Of Shares of Beneficial
                                          Interest

                 12/09/98                 Sales Report for
                                          Best Efforts Offering
                                          Of Shares of Beneficial
                                          Interest

                 4/15/99                  Sales Report for
                                          Best Efforts Offering
                                          Of Shares of Beneficial
                                          Interest

     (c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K405 for the fiscal year ended April 30, 1999. The Registrant will furnish a copy of any exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K405 or are incorporated by reference as indicated below.

     3(i) Second Restated Declaration of Trust of Investors Real Estate Trust, dated February 10, 1999, and filed as
            Exhibit 3(i) to Form S-11 Registration Statement effective June 4, 1999 (SEC File No. 333-21945) filed for the Registrant (File No. 0-14851) and incorporated herein by reference.

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

                                      INVESTORS REAL ESTATE TRUST
    Date:   July 20, 1999          By: /s/ Thomas A. Wentz, Sr.
                                      -------------------------------------
                                      Thomas A. Wentz, Sr.
                                      Vice-President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                   Title                     Date
        ---------                   -----                     ----
/s/ Roger R. Odell           President, Trustee and       July 20, 1999
---------------------------  Principal Executive Officer
Roger R. Odell

/s/ Thomas A. Wentz, Sr.     Vice-President               July 20, 1999
---------------------------
Thomas A. Wentz, Sr.

/s/ Timothy P. Mihalick      Vice-President               July 20, 1999
---------------------------
Timothy P. Mihalick

/s/ Diane K. Bryantt         Secretary                    July 20, 1999
---------------------------
Diane K. Bryantt

/s/ Ralph A. Christensen     Trustee and Chairman         July 20, 1999
---------------------------
Ralph A. Christensen

/s/ Mike F. Dolan            Trustee and Vice-Chairman    July 21, 1999
---------------------------
Mike F. Dolan

/s/ Jeff L. Miller           Trustee and Vice-Chairman    July 23, 1999
---------------------------
Jeff L. Miller

                             Trustee                      July    , 1999
---------------------------                                    ---
C. Morris Anderson

                             Trustee                      July    , 1999
---------------------------                                    ---
J. Norman Ellison, Jr.

                             Trustee                      July    , 1999
---------------------------                                    ---
Daniel L. Feist

/s/ Patrick G. Jones         Trustee                      July 21, 1999
---------------------------
Patrick G. Jones

                             Trustee                      July    , 1999
---------------------------                                    ---
John F. Decker

/s/ Thomas A. Wentz, Jr.     Trustee                      July 21, 1999
---------------------------
Thomas A. Wentz, Jr.

                            INVESTORS REAL ESTATE TRUST

                                  AND SUBSIDIARIES

                                 MINOT, NORTH DAKOTA



                         CONSOLIDATED FINANCIAL STATEMENTS

                                FOR THE YEARS ENDED

                           APRIL 30, 1999, 1998 AND 1997

                                        AND

                            INDEPENDENT AUDITOR'S REPORT

                             INVESTORS REAL ESTATE TRUST
                                  AND SUBSIDIARIES
                                  TABLE OF CONTENTS

                                                                         Pages
                                                                         -----
INDEPENDENT AUDITOR'S REPORT                                               1

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                             2-3

  Consolidated Statements of Operations                                    4

  Consolidated Statements of Shareholders' Equity                          5

  Consolidated Statements of Cash Flows                                   6-7

  Notes to Consolidated Financial Statements                             8-22

ADDITIONAL INFORMATION

  Independent Auditor's Report on Additional Information                  23

  Marketable Securities                                                   24

  Supplemental Income Statement Information                               25

  Real Estate and Accumulated Depreciation                               26-30

  Investments in Mortgage Loans on Real Estate                           31-33

  Selected Financial Data                                                 34

  Gain From Property Dispositions                                         35

  Mortgage Loans Payable                                                 36-37

  Significant Property Acquisitions                                       38

     Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the financial statement or notes thereon.

  Quarterly Results of Consolidated Operations (Unaudited)                39

                            INDEPENDENT AUDITOR'S REPORT



Board of Trustees
Investor Real Estate Trust
  and Subsidiaries
Minot, North Dakota


We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Subsidiaries as of April 30, 1999 and 1998, and the consolidated results of its operations and cash flows for the years ended April 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.



/s/ Brady, Martz
BRADY, MARTZ & ASSOCIATES, P.C.

May 26, 1999

                            INVESTORS REAL ESTATE TRUST
                                  AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              APRIL 30, 1999 AND 1998

                                      ASSETS

                                                           1999                     1998
                                                       ------------             ------------
REAL ESTATE INVESTMENTS
  Property owned                                       $295,825,839             $231,416,322
  Less accumulated depreciation                         (26,112,399)             (21,516,129)
                                                       ------------             ------------
                                                       $269,713,440             $209,900,193

  Mortgage loans receivable                              10,721,214                3,438,308
  Less discounts and allowances                            (123,212)                (127,132)
                                                       ------------             ------------
  Total real estate investments                        $280,311,442             $213,211,369
                                                       ------------             ------------

OTHER ASSETS
  Cash                                                 $  3,713,053                2,132,220
  Marketable securities - held-to-maturity                2,964,434                3,536,538
  Marketable securities - available-for-sale                734,749                  720,688
  Accounts receivable                                        77,438                   55,326
  Real estate deposits                                      300,900                2,493,713
  Investment in partnership                                       0                    6,705
  Prepaid insurance                                         216,348                  219,871
  Tax and insurance escrow                                1,761,195                1,254,068
  Deferred charges                                        1,413,752                1,088,016
                                                       ------------             ------------

TOTAL ASSETS                                           $291,493,311             $224,718,514
                                                       ------------             ------------
                                                       ------------             ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           1999                      1998
                                                      --------------            -------------
LIABILITIES
  Accounts payable and accrued expenses               $    4,388,270            $   2,847,080
  Notes payable                                                    0                1,000,000
  Mortgages payable                                      175,071,069              134,059,974
  Investment certificates issued                          11,770,136               10,369,561
                                                      --------------            -------------
  Total liabilities                                   $  191,229,475            $ 148,276,615
                                                      --------------            -------------

MINORITY INTEREST OF UNITHOLDERS IN
  OPERATING PARTNERSHIP                               $   14,480,542            $   8,289,273
                                                      --------------            -------------

SHAREHOLDERS' EQUITY
  Shares of beneficial interest
   (unlimited authorization, no
    par value, 19,066,954 shares outstanding in 1999
    and 16,391,412 shares outstanding in 1998)        $   93,095,819            $  74,708,559
  Accumulated distributions in excess of net income       (7,255,958)              (6,666,555)
  Accumulated other comprehensive income (loss)              (56,567)                 110,622
                                                      --------------            -------------
    Total shareholders' equity                        $   85,783,294            $  68,152,626
                                                      --------------            -------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                               $  291,493,311            $ 224,718,514
                                                      --------------            -------------
                                                      --------------            -------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                                                1999           1998           1997
                                           -------------- -------------- --------------
REVENUE
 Real estate rentals                        $ 38,785,287   $ 31,694,586   $ 22,972,368
 Interest, discounts and fees                  1,141,975        712,959        861,613
                                           -------------- -------------- --------------
 Total revenue                              $ 39,927,262   $ 32,407,545   $ 23,833,981
                                           -------------- -------------- --------------
EXPENSES
 Interest                                   $ 12,101,981   $ 10,479,104    $ 7,638,776
 Depreciation                                  5,966,874      4,791,907      3,584,591
 Utilities and maintenance                     6,356,483      5,142,459      3,741,877
 Taxes and insurance                           4,409,762      3,536,147      2,720,495
 Property management expenses                  3,288,267      2,642,977      1,870,435
 Advisory and trustee services                   927,063        745,907        559,149
 Operating expenses                              320,479        271,738        158,627
 Amortization                                    154,677        106,108         60,588
                                           -------------- -------------- --------------
 Total expenses                             $ 33,525,586   $ 27,716,347   $ 20,334,538
                                           -------------- -------------- --------------

OPERATING INCOME                            $  6,401,676   $  4,691,198   $  3,499,443

GAIN ON SALE OF PROPERTIES                     1,947,184        465,499        398,424

MINORITY INTEREST PORTION OF
 OPERATING PARTNERSHIP INCOME                   (744,725)      (141,788)           (18)
                                           -------------- -------------- --------------

NET INCOME                                   $ 7,604,135    $ 5,014,909    $ 3,897,849
                                           -------------- -------------- --------------
                                           -------------- -------------- --------------

Net income per share (basic and diluted)
 Operating income                            $       0.33   $       0.29   $       0.25
 Gain on sale of properties                          0.11           0.03           0.03
                                           -------------- -------------- --------------
 Net income                                  $       0.44   $       0.32   $       0.28
                                           -------------- -------------- --------------
                                           -------------- -------------- --------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             INVESTORS REAL ESTATE TRUST
                                   AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                                                                                                   Accumulated
                                                                 Shares of      Distributions        Other             Total
                                              Number of          Beneficial      in excess of     Comprehensive      Shareholder's
                                               Shares             Interest       Net Income        Income (Loss)        Equity
                                           -------------        ------------    -------------     -------------     --------------
BALANCE MAY 1, 1996                           13,258,908        $ 54,263,917    $  (3,551,997)    $           0     $   50,711,920

 Comprehensive income
  Net income                                           0                   0        3,897,849                 0          3,897,849
  Unrealized gain on
   securities available for sale                       0                   0                0            86,505             86,505
                                                                                                                    --------------
 Total comprehensive income                                                                                         $    3,984,354

 Dividends distributed                                 0                   0       (5,508,689)                0         (5,508,689)
 Dividends reinvested                            554,681           3,579,744                0                 0          3,579,744
 Sale of shares                                1,403,776           9,025,706                0                 0          9,025,706
 Shares repurchased                             (276,852)         (1,795,416)               0                 0         (1,795,416)
                                           -------------        ------------    -------------     -------------     --------------

BALANCE APRIL 30, 1997                        14,940,513        $ 65,073,951     $ (5,162,837)    $      86,505     $   59,997,619

 Comprehensive income
  Net income                                           0                   0        5,014,909                 0          5,014,909
  Unrealized gain on
   securities available-for-sale                       0                   0                0            24,117             24,117
                                                                                                                    --------------
 Total comprehensive income                                                                                         $    5,039,026

 Dividends distributed                                 0                   0       (6,518,627)                0         (6,518,627)
 Dividends reinvested                            639,799           4,290,541                0                 0          4,290,541
 Sale of shares                                1,196,562           8,421,858                0                 0          8,421,858
 Shares repurchased                             (382,462)         (3,077,791)               0                 0         (3,077,791)
                                           -------------        ------------    -------------     -------------     --------------

BALANCE APRIL 30, 1998                        16,391,412        $ 74,708,559    $  (6,666,555)    $     110,622     $   68,152,626

 Comprehensive income
  Net income                                           0                   0        7,604,135                 0          7,604,135
  Unrealized loss on
   securities available-for-sale                       0                   0                0          (167,189)          (167,189)
                                                                                                                    --------------
 Total comprehensive income                                                                                         $    7,436,946

 Dividends distributed                                 0                   0       (8,193,538)                0         (8,193,538)
 Dividends reinvested                            762,051           5,389,464                0                 0          5,389,464
 Sales of shares                               2,368,504          16,284,684                0                 0         16,284,684
 Shares repurchased                             (455,013)         (3,286,888)               0                 0         (3,286,888)
                                           -------------        ------------    -------------     -------------     --------------

BALANCE APRIL 30, 1999                        19,066,954        $ 93,095,819    $  (7,255,958)    $     (56,567)    $   85,783,294
                                           -------------        ------------    -------------     -------------     --------------
                                           -------------        ------------    -------------     -------------     --------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             INVESTORS REAL ESTATE TRUST
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                                                                 1999            1998            1997
                                                          --------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $  7,604,135    $  5,014,909    $  3,897,849
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                              6,121,551       4,898,015       3,645,179
    Minority interest portion of operating
     partnership income                                          744,725         141,788              18
    Accretion of discount on contracts                            (2,920)         (5,706)         (7,698)
    Gain on sale of properties                                (1,947,184)       (465,499)       (398,424)
    Interest reinvested in investment certificates               408,097         349,791         288,517
    Changes in other assets and liabilities:
     (Increase) decrease in real estate deposits               2,192,813        (350,000)       (100,000)
     (Increase) decrease in other assets                         (11,884)        377,758        (415,274)
     Increase in tax and insurance escrow                       (507,127)         (3,599)        (98,942)
     Increase in deferred charges                               (480,413)       (558,660)       (180,779)
     Increase (decrease) in accounts payable
      and accrued expenses                                     1,541,190        (225,991)        (69,119)
                                                          --------------    -------------   -------------
 Net cash provided from operating activities                $ 15,662,983    $  9,172,806    $  6,561,327
                                                          --------------    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from maturity of marketable
  securities held-to-maturity                               $    572,104    $    518,921    $    356,398
 Principal payments on mortgage loans receivable                 372,155         565,359       1,706,202
 Proceeds from sale of property                                  435,787       1,482,046               0
 Payments for acquisition and
  improvement of properties                                  (45,325,061)    (22,894,602)    (38,046,177)
 Purchase of marketable securities available-for-sale           (181,250)              0        (596,961)
 Investment in mortgage loans receivable                      (7,655,061)     (2,061,179)     (2,835,212)
                                                          --------------    -------------   -------------
 Net cash used for investing activities                     $(51,781,326)   $(22,389,455)   $(39,415,750)
                                                          --------------    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of shares, net of issue costs           $ 16,284,684    $  8,421,858    $  9,025,706
 Proceeds from investment certificates issued                  4,591,528       3,283,248       4,225,004
 Proceeds from mortgages payable                              32,326,973      10,612,652      27,094,270
 Proceeds from short-term lines of credit                              0      12,900,000       8,450,000
 Proceeds from sale of minority interest                               0               0           1,000
 Repurchase of shares and minority interest units             (3,534,813)     (3,077,791)     (1,795,416)
 Dividends paid                                               (2,804,074)     (2,228,086)     (1,930,439)
 Distributions paid to minority interest unitholders            (791,458)       (179,185)            (16)
 Redemption of investment certificates                        (3,599,050)     (1,450,783)     (2,128,686)
 Principal payments on mortgage loans                         (3,774,614)     (2,751,301)     (2,634,017)
 Payments on short-term lines of credit                       (1,000,000)    (11,900,000)     (8,450,000)
                                                          --------------    -------------   -------------
 Net cash provided from financing activities                $ 37,699,176    $ 13,630,612    $ 31,857,406
                                                          --------------    -------------   -------------

NET INCREASE (DECREASE) IN CASH                             $  1,580,833    $    413,963    $   (977,017)


CASH AT BEGINNING OF YEAR                                      2,132,220       1,718,257       2,715,274
                                                          --------------    -------------   -------------

CASH AT END OF YEAR                                         $  3,713,053    $  2,132,220    $  1,718,257
                                                          --------------    -------------   -------------
                                                          --------------    -------------   -------------

                             INVESTORS REAL ESTATE TRUST
                                   AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997

                                                                 1999             1998            1997
                                                            --------------   --------------  --------------
SUPPLEMENTARY SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
 Dividends reinvested                                        $  5,389,464     $  4,290,541    $  3,579,744
 Real estate investment and mortgage
  loans receivable acquired through
  assumption of mortgage loans payable
  and accrual of costs                                         12,458,735       10,463,677      19,575,635
 Mortgage loan receivable transferred to
  property owned                                                        0        1,161,878       2,810,000
 Proceeds from sale of properties
  deposited directly with escrow agent                          6,863,691        2,870,387         455,329
 Properties acquired through the issuance of minority
  interest units in the operating partnership                   6,485,927        8,325,652               0
 Interest reinvested directly in
  investment certificates                                         408,097          349,791         288,517


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest paid on mortgages                                 $ 10,998,722     $  9,613,154    $  6,773,978
  Interest paid on investment certificates                        895,214          657,966         508,686
                                                            --------------   --------------  --------------
                                                             $ 11,893,936     $ 10,271,120    $  7,282,664
                                                            --------------   --------------  --------------
                                                            --------------   --------------  --------------





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                         INVESTORS REAL ESTATE TRUST
                               AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         APRIL 30, 1999, 1998 AND 1997


NOTE 1 -  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS - Investors Real Estate Trust qualifies under
          Section 856 of the Internal Revenue Code as a real estate investment trust. The Trust has properties located primarily throughout the Upper Midwest, with principal offices located in Minot, North Dakota. The Company invests in commercial and residential real estate, real estate contracts, real estate related governmental backed securities
          (GNMA), and equity securities in other real estate investment trusts. Rental revenue from residential properties represents the major source of revenues for the Trust.

          Effective February 1, 1997, the Trust reorganized its structure in order to convert to Umbrella Partnership Real Estate Investment Trust (UPREIT) status. The Trust established an operating partnership (IRET Properties, a North Dakota Limited Partnership) with a wholly owned corporate subsidiary acting as its sole general partner (IRET, Inc., a North Dakota Corporation). At that date, the Trust transferred substantially all of its assets and liabilities to the operating partnership in exchange for general partnership units.

          The general partner has full and exclusive management responsibility for the real estate investment portfolio owned by the operating partnership. The partnership is operated in a manner that allows IRET to continue its qualification as a real estate investment trust under the Internal Revenue Code.

          All limited partners of the operating partnership have "exchange rights" allowing them, at their option, to exchange their limited partnership units for shares of the Trust on a one for one basis. The exchange rights are subject to certain restrictions including no exchanges for at least one year following the acquisition of the limited partnership units. The operating partnership distributes cash on a quarterly basis in the amounts determined by the Trust which results in each limited partner receiving a distribution equivalent to the dividend received by a Trust shareholder.

          BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Investors Real Estate Trust and all of its subsidiaries in which it maintains a controlling interest. The Trust is the sole shareholder of IRET, Inc. which is the general partner of the operating partnership, IRET Properties. The trust is also the sole shareholder of Miramont - IRET Inc. and Pine Cone - IRET Inc., both of which are invested in real estate. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

          Prior to May 1, 1998, IRET Properties was also a general partner in six limited partnerships, and due to the immaterial involvement of the limited partners, had substantial influence over their operations. These limited partnership were as follows:

               Eastgate Properties, Ltd.
               Bison Properties, Ltd.
               First Avenue Building, Ltd.
               Sweetwater Properties, Ltd.
               Hill Park Properties, Ltd.
               Colton Heights, Ltd.

          The above partnerships were consolidated in prior year financial statements. Effective May 1, 1998, the related partnerships were acquired by IRET Properties through the issuance of operating partnership units as part of UPREIT transactions.

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

          PROPERTY OWNED - Real estate is stated at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Interest, real estate taxes, and other development costs relating to the acquisition and development of certain qualifying properties are also capitalized. Expenditures for maintenance and repairs which do not add to the value or extend useful lives are charged to expense as incurred.

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

          MARKETABLE SECURITIES - The Trust's investments in securities are classified as securities "held-to-maturity" and securities "available-for-sale". The securities classified as "available-for-sale" consist of equity shares in other real estate investment trusts and are stated at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in shareholders' equity. Cost of securities sold are recognized on the basis of specific identification. The securities classified as "held-to-maturity" consist of Government National Mortgage Association securities for which the Trust has positive intent and ability to hold to maturity. They are reported at cost, adjusted by amortization of premiums and accretion of discounts which are recognized in interest income using the straight line method over the period to maturity which approximates the effective interest method.

          REAL ESTATE DEPOSITS consist of funds held by an escrow agent to be applied toward the purchase of real estate qualifying for gain deferral as a like-kind exchange of property under section 1031 of the Internal Revenue Code. It also consists of earnest money, or "good faith deposits", to be used by the Trust toward the purchase of property or the payment of loan costs associated with loan refinancing.

          INVESTMENT IN PARTNERSHIP - The Trust was accounting for its investment in Chateau Properties, Ltd. under the equity method of accounting, wherein the appropriate portion of the earnings or loss was recognized annually. The Operating Partnership had a general partnership interest in the limited partnership. Chateau Properties, Ltd. had invested in real estate properties. During 1998, the real estate in Chateau Properties, Ltd. was acquired through the issuance of operating partnership units.

          MINORITY INTEREST - Interests in the operating partnerships held by limited partners are represented by operating partnership units. The operating partnerships' income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement.

          NET INCOME PER SHARE - Effective May 1, 1998, the Trust adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share. Basic net income per share is computed using the weighted average number of shares outstanding. There is potential for dilution of net income per share due to the conversion option of operating partnership units. However, basic and diluted net income per share are the same. The computation of basic and diluted net income per share can be found in Note 13.

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

          UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for a partnership interest. The UPREIT concept was born when the non-recognition provisions of Section 721 of the Internal Revenue Code were combined with "Exchange Rights" which allow the contributing partner to exchange the limited partnership interest received in exchange for the appreciated real estate for the Trust stock. Upon conversion of the partnership units to Trust shares, a taxable event occurs for that limited partner. Income or loss of the operating partnership shall be allocated among its partners in compliance with the provisions of the Internal Revenue Code Section 701(b) and 704(c).

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

          ACCOUNTING CHANGES - During the year ended April 30, 1999, the Trust adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and disclosing comprehensive income and its components. Besides net income, SFAS No. 130 requires the reporting of other comprehensive income, defined as revenues, expenses, gains, and losses that under generally accepted accounting principles are not included in net income. Unrealized gains/losses on securities available-for-sale represent the only items presented as other comprehensive income. Comprehensive income is presented in the Consolidated Statements of Shareholders' Equity.

          During the year ended April 30, 1999, the Trust adopted SFAS No 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision makers in deciding how to allocate resources and in assessing performance. Operating segments of the Trust would include commercial and residential rental operations. Generally, segmental information follows the same accounting policies utilized for consolidated reporting, except, certain expenses, such as depreciation, are not allocated to segments for management purposes. See Note 12 for the Trust's disclosure of segment information in compliance with SFAS No. 131.

          THE DIVIDEND REINVESTMENT PLAN is available to all shareholders of the Trust. Under the Dividend Reinvestment Plan, shareholders may elect for their dividends to be used by the plan administrator to acquire additional shares on the NASDAQ Small Cap Market or, if not available, directly from the Trust for approximately 95% of the market price on the date of purchase.

NOTE 2 -  OFF-BALANCE-SHEET RISK

          The Trust had deposits at First Western Bank and Bremer Bank which exceeded Federal Deposit Insurance Corporation limits by $3,128,203 and $665,255, respectively, at April 30, 1999

NOTE 3 -  PROPERTY OWNED UNDER LEASE

          Property consisting principally of real estate owned under lease is stated at cost less accumulated depreciation and is summarized as follows:

                                                  April 30, 1999      April 30, 1998
                                                  --------------      --------------
               Residential                         $228,574,976        $180,986,906
                Less accumulated depreciation       (19,002,784)        (15,449,736)
                                                   ------------        ------------
                                                   $209,572,192        $165,537,170
                                                   ------------        ------------

               Commercial                          $ 67,250 863        $ 50,429,416
                Less accumulated depreciation        (7,109,615)         (6,066,393)
                                                   ------------        ------------
                                                   $ 60,141,248        $ 44,363,023
                                                   ------------        ------------

               Remaining cost                      $269,713,440        $209,900,193
                                                   ------------        ------------
                                                   ------------        ------------

          There were no repossessions during the years ended April 30, 1999 and 1998.

          The above cost of residential real estate owned included construction in progress of $7,492,062 and $753,680 as of April 30, 1999 and 1998,
          respectively. As of April 30, 1999 the trust expects to fund approximately $5,000,000 during the upcoming year to complete these construction projects and has a commitment to purchase the Great Plains Software building for approximately $15,000,000. The Trust also has outstanding offers to purchase selected properties as part of their normal operations.

          Construction period interest of $211,882, $220,573 and $269,513 has been capitalized for the years ended April 30, 1999, 1998 and 1997, respectively.

          Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $33,010,126, $27,231,714 and $18,935,111 for the years ended
          April 20, 1999, 1998 and 1997, respectively.

          Gross revenues from commercial property rentals totaled $5,775,161, $4,462,872 and $4,037,258 for the years ended April 30, 1999, 1998 and
          1997, respectively. Commercial properties are leased to tenants under terms of leases expiring at various dates through 2013. Lease terms often include renewal options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rents based on a percentage of sales totaled $101,032, $28,316 and $16,517 for the years ended April 30, 1999, 1998 and 1997, respectively.

          The future minimum lease payments to be received under these operating leases for the commercial properties as of April 30, 1999, are as follows:

               Year ending April 30,
                    2000                          $    8,069,271
                    2001                               8,061,284
                    2002                               7,289,618
                    2003                               6,992,587
                    2004                               6,987,797
                    Thereafter                        67,613,980
                                                  --------------
                                                  $  105,014,537
                                                  --------------
                                                  --------------

NOTE 4 -  MORTGAGE LOANS RECEIVABLE

          Mortgage loans receivable consists of nine contracts which are collateralized by real estate. Contract terms call for monthly payments of principals and interest. Interest rates range from 7 to 10.25%. Mortgage loans receivable have been evaluated for possible losses considering repayment history, market value of underlying collateral, deferred gains and economic conditions.

          Future principal payments due under the mortgage loans contracts as of April 30, 1999 are as follows:

               Year ending April 30,
                    2000                          $    9,323,959
                    2001                                  85,035
                    2002                                  92,144
                    2003                                 202,017
                    2004                                 113,307
                    Later years                          904,752
                                                  --------------
                                                  $   10,721,214
                                                  --------------
                                                  --------------

          Details concerning mortgage loans receivable from related parties can be found in Note 10.

          There were no significant non-performing mortgage loans receivable as of April 30, 1999 and 1998. Non-performing loans are recognized as impaired in conformity with FASB Statement No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. The average balance of impaired loans for the year ended April 30, 1999 and 1998 was not significant. For impairment recognized in conformity with FASB Statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Additional interest income that would have been earned on loans if they had not been non-performing was not significant in 1999, 1998 or 1997. There was no interest income on non-performing loans recognized on a cash basis for 1999, 1998 and 1997.

NOTE 5 -  MARKETABLE SECURITIES

          The amortized cost and estimated market values of marketable securities held-to-maturity at April 30, 1999 and 1998 are as follows:

          1999                        Gross           Gross
          ----       Amortized     Unrealized       Unrealized      Fair
                       Cost           Gains           Losses        Value
                    -----------    ----------     -------------  ------------
          Issuer
          ------
            GNMA    $ 2,964,434    $   34,773     $    21,723    $  2,977,484
                    -----------    ----------     -----------    ------------
                    -----------    ----------     -----------    ------------

          1998
          ----

          Issuer
          ------
            GNMA    $ 3,536,538    $   22,757     $         0    $  3,559,295
                    -----------    ----------     -----------    ------------
                    -----------    ----------     -----------    ------------

          The amortized cost and estimated market values of marketable securities available-for-sale at April 30, 1999 and 1998 are as follows:


          1999                                  Gross         Gross
          ----                Amortized      Unrealized     Unrealized        Fair
                                Cost            Gains         Losses         Value
                              ---------      ----------     ----------     ---------
          Equity shares in
            other REIT's      $ 791,316      $   82,524     $  139,091     $ 734,749
                              ---------      ----------     ----------     ---------
                              ---------      ----------     ----------     ---------

          1998
          ----

          Equity shares in
            other REIT's      $ 610,666      $ 110,6227     $        0     $ 720,688
                              ---------      ----------     ----------     ---------
                              ---------      ----------     ----------     ---------

          There were no realized gains or losses on sales of securities for the years ended April 30, 1999, 1998 and 1997.

          Marketable securities held-to-maturity consists of Governmental National Mortgage Association (GNMA) securities bearing interest from 6.5% to 9.5% with maturity dates ranging from May 15, 2016 to September 15, 2023. The following is a summary of the maturities of securities held-to-maturity at April 30, 1999 and 1998:

                                                 1999                            1998
                                     ---------------------------     -----------------------------
                                      Amortized         Fair          Amortized           Fair
                                        Cost            Value            Cost             Value
                                     -----------     -----------     ------------     ------------
          Due after 10 years         $   791,316     $   734,749     $  3,536,538     $  3,559,295
                                     -----------     -----------     ------------     ------------
                                     -----------     -----------     ------------     ------------

NOTE 6 -  NOTES PAYABLE

          As of April 30, 1999, the trust had lines of credit available from three financial institutions. An unsecured line of credit was issued by First Western Bank & Trust in the amount of $4,000,000 carrying an interest rate equal to prime and maturing February 1, 2000. A second unsecured line of credit from First International Bank & Trust was issued in the amount of $2,500,000 carrying an interest rate equal to prime and maturing September 15, 1999. A third unsecured line of credit from Bremer Bank was issued in the amount of $5,000,000 carrying an interest rate equal to Bremer Financial Corp.'s reference rate and maturing September 1, 1999. Interest payments are due monthly on all three notes. As of April 30, 1999, the Trust had no unpaid balances on any of their three lines of credit. As of April 30, 1998, the Trust had an unpaid balance of $1,000,000 on the First Western Bank & Trust line of credit and no unpaid balance on the First International Bank & Trust line of credit. The Trust did not have a line of credit available from Bremer Bank as of April 30, 1998.

NOTE 7 -  MORTGAGES PAYABLE

          Mortgages payable as of April 30, 1999 included mortgages on properties owned totaling $175,064,346 and mortgages of $6,723 on property sold on contract. The carrying value of the related real estate owned was $198,076,573 and the carrying value of the related mortgage loans receivable was $159,965 as of April 30, 1999.

          Mortgages payable as of April 30, 1998 included mortgages on properties owned totaling $134,012,050 and mortgages of $47,924 on property sold on contract. The carrying value of the related real estate owned was $190,827,346 and the carrying value of the related mortgage loans receivable was $209,260 as of April 30, 1998.

          Monthly installments are due on the mortgages with interest rates ranging from 6.47% to 9.75% and with varying maturity dates through November 30, 2034.

          Of the mortgages payable, the balances of fixed rate mortgages totaled $138,616,556 and $85,899,604, and the balances of variable rate mortgages totaled $36,454,513 and $48,160,370 as of April 30, 1999 and 1998, respectively.

          The aggregate amount of required future principal payments on mortgages payable is as follows:

               Years ending April 30,
                    2000                     $    4,257,321
                    2001                          4,560,488
                    2002                          4,897,046
                    2003                          8,353,234
                    2004                          5,197,797
                    Later years                 147,805,183
                                             --------------
                    Total payments           $  175,071,069
                                             --------------
                                             --------------

NOTE 8 -  INVESTMENT CERTIFICATES ISSUED

          The Trust has placed investment certificates with the public. The interest rates vary from 6% to 11% per annum, depending on the term of the security. Total securities maturing within fiscal years ending April 30, are shown below. Interest is paid annually, semiannually, or quarterly on the anniversary date of the security.

               Due in years ending April 30
               ----------------------------
                      2000                         $    7,908,954
                      2001                                896,483
                      2002                                902,368
                      2003                                562,451
                      2004                              1,466,151
                      Thereafter                           33,729
                                                   --------------
                                                   $   11,770,136
                                                   --------------
                                                   --------------

NOTE 9 -  DEFERRED GAIN FROM PROPERTY DISPOSITIONS

          Deferred gain represents gain from property dispositions that have been reported on the installment method. With the installment method of reporting, the proportionate share of the gain is recognized at the point cash is received. Deferred gain recognized on the installment basis was $1,000, $16,713 and $146,361 for the years ended April 30, 1999, 1998 and 1997, respectively.


NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

          Mr. Roger R. Odell and Mr. Thomas A. Wentz, Sr., officers and shareholders of the Trust are partners in Odell-Wentz & Associates, the advisor to the Trust. Under the advisory Contract between the Trust and Odell-Wentz & Associates, the Trust pays an advisor's fee based on the net assets of the Trust and a percentage fee for investigating and negotiating the acquisition of new investments. For the year ended April 30, 1999, Odell-Wentz & Associates received total fees under said agreement of $951,234. The fees for April 30, 1998 were $740,393 and for April 30, 1997 were $667,367.

          For the years ended April 30, 1999, 1998 and 1997, the Trust has capitalized $195,019, $141,468 and $177,834, respectively, of these fees, with the remainder of $756,215, $598,925 and $489,533, respectively, expensed as advisory and trustee fees on the statement of operations. The advisor is obligated to provide office space, staff, office equipment, computer services and other services necessary to conduct the business affairs of the Trust.

          Investors Management and Marketing (IMM) provides property management services to the Trust. Roger R. Odell is a shareholder in IMM. IMM received $609,783, $530,678 and $408,904 for services rendered for years ended April 30, 1999, 1998 and 1997, respectively.

          Inland National Securities is a corporation that provides underwriting services in the sale of additional shares for the Trust. Roger R. Odell is also a shareholder in Inland National Securities. Fees for services totaled $157,392, $171,755 and $291,143 for the years ended April 30, 1999, 1998 and 1997, respectively.

          The Trust paid fees and expense reimbursements to the law firm in which Thomas A. Wentz, Jr. is a partner totaling $33,022, $62,293 and $36,045 for the years ended April 30, 1999, 1998 and 1997, respectively. Thomas A. Wentz, Jr. is a trustee of the Trust.

          Investment certificates issued by the Trust to officers and trustees totaled $2,138,758, $1,219,457 and $519,528, at April 30, 1999, 1998
          and 1997, respectively.

          The Trust issued 334,172 limited partnership units at $7.20/unit to Roger R. Odell and C. Morris Anderson upon the completion of the UPREIT transaction with Magic City Realty during the year ended April 30, 1998. Mr. Odell and Mr. Anderson owned all of Magic City Realty. Mr. Anderson is also a trustee of the Trust.

NOTE 11 - MARKET PRICE RANGE OF SHARES

          Since October 17, 1997, Investors Real Estate Trust traded shares on the NASDAQ Small Capital Market. For the year ended April 30, 1998 a total of 812,498 shares were traded in 445 separate trades. The high trade price during the period was 7.41, low was 6.56, and the closing price on April 30, 1998 was 7.12. For the year ended April 30, 1999, a total of 1,862,187 shares were traded in 1,017 separate trades. The high trade price during the period was 14.00, low was 6.50, and the closing price on April 30, 1999 was 7.50.

          Prior to October 17, 1997, Investors Real Estate Trust shares were traded on Over-the-Counter-Market. The price range is as follows:

                                                    Bid                   Ask
                                             -----------------    -----------------
                                               Low      High        Low       High
                                             -------    ------    --------  -------
          May 1, 1996 to April 30, 1997      $  6.44      6.62        7.00     7.20
          May 1, 1997 to October 17, 1997       6.62      6.85        7.20     7.45

NOTE 12 - SEGMENT DATA

          The following information summarizes the Trust's segment reporting for Residential and Commercial properties along with reconciliations to the consolidated financial statements:

   Year Ending April 30, 1999
   --------------------------

     Segment revenue                       Commercial      Residential        Total
                                          ------------    -------------   -------------
       Rental revenue                     $  5,775,161    $  33,010,126   $  38,785,287
                                          ------------    -------------   -------------

     Segment expenses
       Mortgage interest                  $  2,417,316    $    8,782,600  $  11,199,916
       Utilities and maintenance               113,374        6,243,109       6,356,483
       Taxes and insurance                      91,003        4,318,759       4,409,762
       Property management                      60,612        3,227,655       3,288,267
                                          ------------    -------------   -------------
                                          $  2,682,206    $  22,572,123   $  25,254,428
                                          ------------    -------------   -------------

    Segment gross profit                  $  3,092,856    $  10,438,003   $  13,530,859
                                          ------------    -------------
                                          ------------    -------------

    Reconciliation to consolidated operations:

      Interest discounts and fee revenue                                      1,141,975
      Other interest expense                                                   (902,065)
      Depreciation                                                           (5,966,874)
      Advisory and trust fees                                                  (927,063)
      Operating expenses                                                       (320,479)
      Amortization                                                             (154,677)
                                                                          -------------
   Consolidated operating income                                          $   6,401,676
                                                                          -------------
                                                                          -------------

   April 30, 1999
   --------------

     Segment Assets                          Commercial         Residential             Total
                                            -------------      --------------      --------------
       Property owned                       $ 67,250,863       $ 228,574,976       $ 295,825,839
       Less accumulated depreciation          (7,109,615)        (19,002,784)        (26,112,399)
                                            -------------      --------------      --------------
     Total consolidated property owned      $ 60,141,248       $ 209,572,192       $ 269,713,440
                                            -------------      --------------      --------------
                                            -------------      --------------      --------------

   Year Ending April 30, 1998
   --------------------------
     Segment revenue                         Commercial         Residential             Total
                                            -------------      --------------      --------------
       Rental revenue                       $  5,775,161       $  25,919,425       $  31,694,586
                                            -------------      --------------      --------------

     Segment expenses
       Mortgage interest                    $  2,048,990       $   7,665,969       $   9,714,959
       Utilities and maintenance                 113,374           5,029,085           5,142,459
       Taxes and insurance                       229,696           3,306,451           3,536,147
       Property management                        50,700           2,592,277           2,642,977
                                            -------------      --------------      --------------
                                            $  2,442,760       $  18,593,782       $  21,036,542
                                            -------------      --------------      --------------
     Segment gross profit                   $  3,332,401       $   7,325,643       $  10,658,044
                                            -------------      --------------
                                            -------------      --------------

     Reconciliation to consolidated operations:

        Interest discounts and fee revenue                                         $     712,959
        Other interest expense                                                          (764,145)
        Depreciation                                                                  (4,791,907)
        Advisory and trust fees                                                         (745,907)
        Operating expenses                                                              (271,738)
        Amortization                                                                    (106,108)
                                                                                   --------------
        Consolidate operating income                                               $   4,691,198
                                                                                   --------------
                                                                                   --------------

  April 30, 1998
  --------------

     Segment Assets                          Commercial         Residential             Total
                                            -------------      --------------      --------------
       Property owned                       $ 50,429,416       $ 180,986,906       $ 231,416,322
       Less accumulated depreciation          (6,066,393)        (15,449,736)        (21,516,129)
                                            -------------      --------------      --------------
     Total consolidated property owned      $ 44,363,023       $ 165,537,170       $ 209,900,193
                                            -------------      --------------      --------------
                                            -------------      --------------      --------------

   Year Ending April 30,1997
   -------------------------

     Segment revenue                         Commercial         Residential              Total
                                            -------------      --------------      --------------
       Rental revenue                       $  4,063,284       $  18,909,084       $  22,972,368
                                            -------------      --------------      --------------
     Segment expenses
       Mortgage interest                       1,670,216           5,406,681           7,076,897
       Utilities and maintenance                 254,248           3,487,629           3,741,877
       Taxes and insurance                       225,810           2,494,685           2,720,495
       Property management                        45,249           1,825,186           1,870,435
                                            -------------      --------------      --------------
                                            $  2,195,523       $  13,214,181       $  15,409,704
                                            -------------      --------------      --------------

      Segment gross profit                  $  1,867,761       $   5,694,903       $   7,562,664
                                            -------------      --------------
                                            -------------      --------------
      Reconciliation to consolidated operations:

        Interest discounts and fee revenue                                               861,613
        Other interest expense                                                          (561,879)
        Depreciation                                                                  (3,584,591)
        Advisory and trust fees                                                         (559,149)
        Operating expenses                                                              (158,627)
        Amortization                                                                     (60,588)
                                                                                   --------------
   Consolidated operating income                                                   $   3,499,443
                                                                                   --------------
                                                                                   --------------

April 30, 1997
--------------

     Segment Assets                          Commercial          Residential             Total
                                            -------------      --------------      --------------
       Property owned                       $ 42,241,096       $ 149,643,413       $ 191,884,509
       Less accumulated depreciation          (5,102,464)        (11,845,692)        (16,948,156)
                                            -------------      --------------      --------------
     Total consolidated property owned      $ 37,138,632       $ 137,797,721       $ 174,936,353
                                            -------------      --------------      --------------
                                            -------------      --------------      --------------

NOTE 13 - EARNINGS PER SHARE

          Basic earnings per share are computed by dividing the earnings available to stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if potential dilutive securities had been converted to shares. Operating partnership units can be exchanged for shares on a one for one basis. The following tables reconciles amounts reported in the consolidated financial statements for the years ended April 30, 1999, 1998, and 1997:


                                                            1999             1998              1997
                                                        -----------       -----------      -----------
     Numerator
       Net income applicable to shares                  $ 7,604,135       $ 5,014,909      $ 3,897,849
                                                        -----------       -----------      -----------
       Numerator for basic earnings per share             7,604,135         5,014,909        3,897,849
       Minority interest portion of operating
         partnership income                                 744,725           141,788               18
                                                        -----------       -----------      -----------
       Numerator for diluted earnings per share         $ 8,348,860       $ 5,156,697        3,897,867
                                                        -----------       -----------      -----------
     Denominator
       Denominator for basic earnings per share
        Weighted average shares                          17,441,976        15,636,214       14,044,467

       Effect of dilutive securities
        Convertible operating partnership units           1,662,489           417,445               13
                                                        -----------       -----------      -----------
       Denominator for diluted earnings per share        19,104,465        16,053,659       14,044,480
                                                        -----------       -----------      -----------
     Basic earnings per share                           $      0.44       $      0.32       $     0.28
                                                        -----------       -----------      -----------
                                                        -----------       -----------      -----------
     Diluted earnings per share                         $      0.44       $      0.32       $     0.28
                                                        -----------       -----------      -----------
                                                        -----------       -----------      -----------

NOTE 14 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

               Mortgages payable - For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed-rate loans is estimated based on the discounted cash flows of the loans using current market rates.

               Investment certificates issued - The fair value is estimated using a discounted cash flow calculation that applies interest rates currently being offered on deposits with similar remaining maturities.

               Accrued interest payable - The carrying amount approximates fair value because of the short-term nature of which interest will be paid.

          The estimated fair values of the Company's financial instruments are as follows:

                                                   1999                             1998
                                    -----------------------------  --------------------------------
                                        Carrying         Fair           Carrying           Fair
                                         Amount         Value            Amount           Value
                                    -------------   -------------     ------------    ------------
   FINANCIAL ASSETS
     Mortgage loan receivable       $  10,721,214   $  10,721,214     $  3,438,308    $  3,438,308
     Cash                               3,713,053       3,713,053        2,132,220       2,132,220
     Marketable securities
      held-to-maturity                  2,964,434       2,977,484        3,536,538       3,559,295
     Marketable securities
      available-for-sale                  734,749         734,749          720,688         720,688

   FINANCIAL LIABILITIES
     Notes payable                  $           0   $           0     $  1,000,000    $  1,000,000
     Mortgages payable                175,071,069     175,561,542      135,059,974     129,354,699
     Investment certificates issued    11,770,136      11,619,938       10,369,561      10,202,603
     Accrued interest payable           1,428,222       1,428,222        1,220,177       1,220,177

                                ADDITIONAL INFORMATION

                INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION


Board of Trustees
Investor Real Estate Trust
 and Subsidiaries
Minot, North Dakota


Our report on our audit of the basic consolidated financial statements of Investors Real Estate Trust and Subsidiaries for the years ended April 30, 1999, 1998 and 1997, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 24 through 38 related to the 1999, 1998 and 1997 consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for information on page 39 that is marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended April 30, 1999, 1998 and 1997, taken as a whole.

We also have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended April 30, 1996 and 1995, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 34 relating to the 1996 and 1995 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which is has been derived.



/s/ Brady, Martz
BRADY, MARTZ & ASSOCIATES, P.C.

May 26, 1999

                             INVESTORS REAL ESTATE TRUST
                                   AND SUBSIDIARIES
                               APRIL 30, 1999 AND 1998


Schedule I
MARKETABLE SECURITIES


                          April 30, 1999                     April 30, 1998
                     -------------------------        -----------------------------
                      Principal                        Principal
                       Amount        Market              Amount           Market
                     -----------   -----------        ------------     ------------
GNMA Pools           $ 2,964,434   $ 2,977,484        $  3,536,538     $  3,559,295
                     -----------   -----------        ------------     ------------
                     -----------   -----------        ------------     ------------

                         Cost         Market              Cost            Market
                     -----------   -----------        ------------     ------------
Equity shares in
  other REIT's      $    791,316   $   734,749        $    610,066     $    720,688
                     -----------   -----------        ------------     ------------
                     -----------   -----------        ------------     ------------

                             INVESTORS REAL ESTATE TRUST
                                   AND SUBSIDIARIES
                  FOR THE YEARS ENDED APRIL 30, 1999, 1998 AND 1997



Schedule X
SUPPLEMENTAL INCOME STATEMENT INFORMATION


                                        Charged to Costs and Expenses
                                     ------------------------------------
                                        1999         1998         1997
                                     ----------   ----------   ----------
Item
  Maintenance and repairs            $3,470,202   $2,832,772   $1,812,496
  Taxes, other than payroll and
   income taxes
     Property taxes                   4,025,560    3,162,656    2,515,631
  Royalties                               *            *            *
  Advertising costs                       *            *            *


*Less than 1 percent of total revenues

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                                 APRIL 30, 1999

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                     COST CAPITALIZATION
                                                            INITIAL COST TO TRUST                SUBSEQUENT TO ACQUISITION
                                                         -------------------------------       -------------------------------
                                                                             BUILDING &                             CARRYING
APARTMENTS                             ENCUMBRANCES         LAND            IMPROVEMENTS       IMPROVEMENTS           COSTS
                                      ------------       ------------       ------------       ------------       ------------
1112 32ND AVE SW                      $    354,903       $     50,000       $    543,147       $     21,605       $          0
177 10TH AVE E-DICKINSON, ND               221,575             40,000            318,109             76,470                  0
405 GRANT AVE-HARVEY, ND                         0             13,584            157,211             54,914                  0
4301-4313 9TH AVE SW-FARGO, ND             415,847             52,870            908,727             58,694                  0
BEULAH CONDOS ND                                 0              6,360            336,589            128,500                  0
BISON PROPERTIES                                 0             38,581            333,394            197,808                  0
CANDLELIGHT APTS-FARGO, ND                 473,605             80,040            757,977             61,075                  0
CASTLE ROCK-BILLINGS, MT                 3,946,539            736,000          4,375,683            561,514                  0
CENTURY APTS-DICKINSON, ND               1,481,672            100,000          1,564,598            459,683                  0
CENTURY APTS-WILLISTON, ND               2,508,160            200,000          3,166,750            542,834                  0
CHATEAU APTS-MINOT, ND                   1,625,659            122,000          2,242,090             42,020                  0
CLEARWATER APTS-BOISE, ID                2,652,705            585,000          3,189,463             47,736                  0
COUNTRY MEADOWS-BILLINGS, MT             2,609,222            245,624          3,638,442              9,855            120,821
COUNTRY MEADOWS PHASE II                         0            245,623          1,897,131                  0                  0
COLTON HEIGHTS-MINOT, ND                   313,877             80,000            734,286            111,759                  0
COTTONWOOD LAKE-BISMARCK, ND             2,792,497          1,055,862          8,027,224            763,951            114,353
CRESTVIEW APTS-BISMARCK, ND              3,360,790            235,000          4,290,031            274,576                  0
EASTGATE PROPERTIES                              0             23,917          1,490,181            530,188                  0
FOREST PARK ESTATES-G FORKS              3,849,741            810,000          5,579,164            731,736                  0
HERITAGE MANOR-ROCHESTER, MN             5,014,255            403,256          6,967,952             50,769                  0
HILL PARK PROPERTIES                     1,365,554            224,750          2,562,296            237,113                  0
IBM LAND-ROCHESTER, MN                           0             11,871                  0                  0                  0
IVY CLUB-VANCOUVER, WA                   7,079,422          1,274,000          9,973,755            448,913                  0
JENNER PROPERTIES                        1,298,052            220,000          2,077,500            215,668                  0
KIRKWOOD APTS-BISMARCK, ND               2,205,000            449,290          2,729,745            408,247                  0
LEGACY APTS-GRAND FORKS, ND              6,404,073          1,361,855          8,886,258            360,264            224,180
LEGACY UNDERGROUND-G FORKS                       0            725,277          2,260,345                  0                  0
MAGIC CITY APTS, MINOT, ND               2,546,829            532,000          4,738,000            158,774                  0
MANDAN APTS, MANDAN, ND                        818             20,000            236,500             32,921                  0
MEADOWS-JAMESTOWN-INS. CLAIM                     0                  0          1,334,976                  0                  0
MEADOWS-JMSTWN-NEW CONST                         0            167,325            452,685                  0                  0
MIRAMONT APTS-FT. COLLINS, CO           11,481,696          1,470,000         12,765,460             49,715                  0
NEIGHBORHOOD APTS-CO SPRINGS             7,291,069          1,033,592          9,811,600            251,991                  0
NORTH POINTE, BISMARCK, ND               1,678,718            143,500          1,996,726            139,262            123,687
OAK MANOR APTS-DICKINSON, ND                     0             25,000            225,000            100,484                  0
OAKWOOD ESTATES-SIOUX FALLS, SD          2,090,133            342,800          2,783,950            418,581                  0
OXBOW-SIOUX FALLS, SD                    3,311,700            404,072          4,494,441             90,760                  0
PARK EAST APTS-FARGO, ND                 3,466,359             83,000          4,082,665            785,662                  0
PARK MEADOWS-WAITE PARK, MN              7,753,474          1,143,450          9,099,297            898,267                  0
PARKWAY APTS-BEULAH, ND                          0              7,000             40,738             74,320                  0
PINE CONE APTS-FT. COLLINS, CO          10,472,304            904,545         12,167,093            145,282                  0
POINTE WEST APTS-MINOT, ND               2,372,322            240,000          3,537,775            179,566                  0
PRAIRIE WINDS APTS-S FALLS, SD           1,307,534            144,097          1,816,011             27,567                  0
ROCKY MEADOWS 96-BILLINGS, MT            2,788,609            655,985          5,484,735            428,596            103,378
ROSEWOOD/OAKWOOD-S. FALLS                1,243,428            200,000          1,738,245              9,690                  0
SOUTH POINTE-MINOT, ND                   6,418,627            550,000          9,151,175            191,819            402,672
SOUTHVIEW APTS-MINOT, ND                         0            185,000            468,585             59,543                  0
SOUTHWIND APTS-GRAND FORKS, ND           4,048,673            400,000          5,033,683            278,671                  0
SWEETWATER PROPERTIES                      162,315             90,767          1,208,847            539,077                  0
VAN MALL WOODS, VANCOUVER, WA            4,031,894            600,000          5,421,312             13,036                  0
VIRGINIA APTS-MINOT, ND                          0             37,600            163,036             30,527                  0
WEST STONEHILL-ST CLOUD, MN              7,799,243            939,000         10,167,355            386,329                  0
WESTWOOD PARK-BISMARCK, ND               1,254,294            161,114          1,717,304            249,443                  0
WOODRIDGE APTS-ROCHESTER, MN             4,177,096            370,000          6,028,096            135,915                  0
                                      ------------       ------------       ------------       ------------       ------------
                                      $135,670,283       $ 20,240,607       $195,173,588       $ 12,071,690       $  1,089,091
                                      ------------       ------------       ------------       ------------       ------------

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                                 APRIL 30, 1999

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                         LIFE ON WHICH
                                              BUILDINGS                                                  LATEST INCOME
                                                 AND                            ACCUMULATED      DATE      STATEMENT
APARTMENTS                      LAND         IMPROVEMENTS         TOTAL        DEPRECIATION    ACQUIRED   IS COMPUTED
----------                 --------------   --------------   --------------   --------------  ---------- --------------
1112 32ND AVE SW            $     50,000     $    564,752     $    614,752     $     49,252      1996     24-40 YEARS
177 10TH AVE E DICKINSON          40,278          394,301          434,579           82,205      1989     24-40 YEARS
405 GRANT AVE HARVEY              14,674          211,036          225,710           37,196      1991     24-40 YEARS
4301-4313 9TH AVE SW FARGO        68,868          951,423        1,020,291          252,252      1988      5-40 YEARS
BEULAH CONDOS ND                  78,339          393,110          471,449          323,402      1983     15-40 YEARS
BISON PROPERTIES                  38,581          531,202          569,783          343,202      1972     25-40 YEARS
CANDLELIGHT APTS FARGO            80,040          819,052          899,092          128,130      1993     24-40 YEARS
CASTLE ROCK BILLINGS             736,000        4,937,197        5,673,197           46,470      1999      40 YEARS
CENTURY APTS DICKINSON           126,738        1,997,543        2,124,281          607,904      1986     35-40 YEARS
CENTURY APTS WILLISTON           274,971        3,634,613        3,909,584        1,263,633      1986     35-40 YEARS
CHATEAU APTS MINOT               122,000        2,284,110        2,406,110           60,360      1997     12-40 YEARS
CLEARWATER BOISE                 585,000        3,237,199        3,822,199           50,368      1999      40 YEARS
COUNTRY MEADOWS BILLINGS         245,624        3,769,118        4,014,742          135,691      1996      40 YEARS
COUNTRY MEADOWS PHASE II         245,623        1,897,131        2,142,754                0      1999  N/A-CONST IN PROGRESS
COLTON HEIGHTS PROPERTIES         80,095          845,950          926,045          364,965      1984     33-40 YEARS
COTTONWOOD LAKE BISMARCK       1,055,862        8,905,528        9,961,390          172,173      1997      40 YEARS
CRESTVIEW APTS BISMARCK          235,000        4,564,607        4,799,607          610,281      1994     24-40 YEARS
EASTGATE PROPERTIES               28,639        2,015,647        2,044,286        1,376,073      1970     33-40 YEARS
FOREST PARK ESTS G FORKS         811,954        6,308,946        7,120,900          966,124      1993     24-40 YEARS
HERITAGE MANOR ROCHESTER         403,256        7,018,721        7,421,977          124,570      1999      40 YEARS
HILL PARK PROPERTIES             245,653        2,778,506        3,024,159        1,207,552      1985     33-40 YEARS
IBM LAND ROCHESTER                11,871                0           11,871                0      1999       N/A LAN
IVY CLUB VANCOUVER             1,274,000       10,422,668       11,696,668           54,423      1999      40 YEARS
JENNER PROPERTIES              1,357,209        1,155,959        2,513,168           98,005      1996      40 YEARS
KIRKWOOD APTS BISMARCK           449,290        3,137,992        3,587,282          130,417      1997     12-40 YEARS
LEGACY APTS GRAND FORKS        1,361,855        9,470,702       10,832,557          507,423      1996     24-40 YEARS
LEGACY UNDERGROUND G FORKS       725,277        2,260,345        2,985,622                0      1997  N/A-CONST IN PROGRESS
MAGIC CITY APTS MINOT            532,000        4,896,774        5,428,774          186,966      1997     12-40 YEARS
MANDAN APTS MANDAN                20,000          269,671          289,671           58,649      1989     24-40 YEARS
MEADOWS JMSTWN-INS CLAIM               0        1,334,976        1,334,976                0      1999  N/A-CONST IN PROGRESS
MEADOWS JMSTWN-NEW CONST         167,325          452,685          620,010                0      1999  N/A-CONST IN PROGRESS
MIRAMONT APTS FT COLLINS       1,470,000       12,815,175       14,285,175          801,792      1996      40 YEARS
NEIGHBORHOOD APTS CO SPRING    1,033,592       10,063,591       11,097,183          640,191      1996      40 YEARS
NORTH POINTE 49 BISMARCK         143,500        2,259,675        2,403,175          195,742      1995     24-40 YEARS
OAK MANOR APTS DICKINSON          29,012          321,472          350,484           63,163      1989     24-40 YEARS
OAKWOOD ESTS SIOUX FALLS         342,800        3,202,531        3,545,331          496,449      1993     24-40 YEARS
OXBOW SIOUX FALLS                404,073        4,585,200        4,989,273          512,778      1994     24-40 YEARS
PARK EAST APTS FARGO              83,000        4,868,327        4,951,327          142,292      1997     12-40 YEARS
PARK MEADOWS WAITE PARK        1,143,450        9,997,564       11,141,014          645,662      1997      40 YEARS
PARKWAY APTS BEULAH               11,816          110,242          122,058           17,555      1988     5-40 YEARS
PINE CONE APTS FT COLLINS        904,545       12,312,375       13,216,920        1,226,183      1994      40 YEARS
POINTE WEST APTS MINOT           240,000        3,717,341        3,957,341          498,446      1994     24-40 YEARS
PRAIRIE WINDS APTS S FALLS       144,097        1,843,577        1,987,674          296,874      1993     24-40 YEARS
ROCKY MEADOWS 96 BILLINGS        655,985        6,016,710        6,672,695          377,901      1996      40 YEARS
ROSEWOOD/OAKWOOD S FALLS         200,000        1,747,935        1,947,935          108,851      1996      40 YEARS
SOUTH POINTE MINOT               275,000       10,020,666       10,295,666          721,002      1995     24-40 YEARS
SOUTHVIEW APTS MINOT             185,000          528,128          713,128           60,658      1994     24-40 YEARS
SOUTHWIND APTS G FORKS           409,892        5,302,462        5,712,354          456,706      1996     24-40 YEARS
SWEETWATER PROPERTIES             94,270        1,744,421        1,838,691        1,012,925      1972      5-40 YEARS
VAN MALL WOODS VANCOUVER         600,000        5,434,347        6,034,347           73,671      1999      40 YEARS
VIRGINIA APTS MINOT               37,600          193,563          231,163           68,508      1987    27 1/2-40 YEARS
WEST STONEHILL ST. CLOUD         939,000       10,553,684       11,492,684          923,809      1995      40 YEARS
WESTWOOD PARK BISMARCK           161,114        1,966,747        2,127,861           35,926      1999      40 YEARS
WOODRIDGE APTS ROCHESTER         370,000        6,164,011        6,534,011          388,014      1996      40 YEARS
                           --------------   --------------   ---------------   ---------------
                            $ 21,343,768     $207,231,208     $ 228,574,976     $  19,002,784
                           --------------   --------------   ---------------   ---------------
                           --------------   --------------   ---------------   ---------------

                           INVESTORS REAL ESTATE TRUST
                                 AND SUBSIDIARIES
                                  APRIL 30, 1999


Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                          COST CAPITALIZATION
                                                        INITIAL COST TO TRUST         SUBSEQUENT TO ACQUISITION
                                                       ----------------------------   ----------------------------
                                                                      BUILDING &                         CARRYING
OFFICE BUILDINGS                   ENCUMBRANCES         LAND         IMPROVEMENTS     IMPROVEMENTS        COSTS
----------------                   ------------     ------------     ------------     ------------     ------------
1ST AVENUE BUILDING                $          0     $     30,000     $    219,496     $    589,341     $          0
401 SOUTH MAIN MINOT                          0           70,600          334,308          204,211                0
408 1ST ST SE MINOT                           0           10,000           34,836            2,072                0
CREEKSIDE OFFICE BLDG BILLINGS        1,210,759          311,310        1,088,149          285,459                0
LESTER CHIROPRACTIC CLINIC                    0           25,000          243,916                0                0
WALTERS 214 S MAIN MINOT                      0           27,055           76,076            8,809                0
                                   ------------     ------------     ------------     ------------     ------------
                                   $  1,210,759     $    473,965     $  1,966,781     $  1,089,892     $          0
                                   ------------     ------------     ------------     ------------     ------------


COMMERCIAL
----------
AMERICA'S BEST FURNITURE           $  3,453,722     $    765,000     $  4,874,576     $    152,606     $          0
AMERITRADE OMAHA, NE                  6,150,000          326,500        7,873,500           83,977                0
ARROWHEAD SHOPPING CENTER                     0          100,359        1,063,925        1,666,880                0
BARNES & NOBLE FARGO                  2,032,279          540,000        2,752,012                0                0
BARNES & NOBLE OMAHA                  2,201,636          600,000        3,099,101                0                0
CARMIKE THEATRE GRAND FORKS           1,945,022          183,515        2,225,585           69,569           67,068
COMPUTER CITY KENTWOOD, MI            1,456,644          225,000        1,888,574                0                0
CORNER C-STORE MINOT                    869,944          195,000          999,432            5,910                0
EDGEWOOD VISTA BILLINGS                 705,332          130,000          837,405           12,813                0
EDGEWOOD VISTA E. GRAND FORKS           605,008           25,000          874,821                0                0
EDGEWOOD VISTA MINOT                  4,248,353          260,000        1,835,335        4,180,596                0
EDGEWOOD VISTA MISSOULA                 609,135          108,900          853,528                0                0
EDGEWOOD VISTA SIOUX FALLS              707,751          130,000          838,366            6,373                0
GREAT PLAINS SOFTWARE FARGO                   0          125,501          283,199                0                0
HUTCHINSON TECH S FALLS               3,177,752          244,800        4,029,426          154,800                0
LINDBERG BLDG EDEN PRAIRIE            1,178,965          198,000        1,154,404          103,385                0
MINOT PLAZA MINOT                             0           50,000          452,898            6,181                0
PETCO FARGO                           1,058,364          324,148          873,080           54,461           27,245
PIONEER SEED MOORHEAD                   278,123           56,925          548,075           48,876                0
STONE CONTAINER FARGO                 2,884,434          440,251        4,319,924          149,155           89,156
SUPERPUMPER CROOKSTON                         0           13,125          214,153          201,499                0
SUPERPUMPER GRAND FORKS                       0           80,000          405,007                0                0
SUPERPUMPER LANGDON                           0           59,674          151,500           28,038                0
SUPERPUMPER SIDNEY                            0           12,000          108,600                0                0
VIRO-MED EDEN PRAIRIE                 3,120,000          666,000        4,160,310           37,324                0
WEDGEWOOD SWEETWATER, GA              1,500,840          334,346        2,475,655        1,161,878                0
                                   ------------     ------------     ------------     ------------     ------------
                                   $ 38,183,304     $  6,194,044     $ 49,188,391     $  8,124,321     $    183,469
                                   ------------     ------------     ------------     ------------     ------------
TOTALS                             $175,064,346     $ 26,908,616     $246,358,760     $ 21,285,903     $  1,272,560
                                   ------------     ------------     ------------     ------------     ------------
                                   ------------     ------------     ------------     ------------     ------------

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                                 APRIL 30, 1999

    Schedule XI
    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                                LIFE IN WHICH
                                           BUILDINGS                                                            LATEST INCOME
                                              and                          ACCUMULATED               DATE         STATEMENT
OFFICE BUILDINGS              LAND       IMPROVEMENTS         TOTAL        DEPRECIATION            ACQUIRED      IS COMPUTED
----------------        ------------     ------------     ------------     ------------            --------     -------------
1ST AVENUE BUILDING     $     67,710     $    771,127     $    838,837     $    340,708               1981       33-40 YEARS
401 SOUTH MAIN MINOT          70,722          538,397          609,119          138,716               1987       24-40 YEARS
408 1ST STREET SE MINOT       10,016           36,892           46,908           23,918               1986       19-40 YEARS
CREEKSIDE OFFICE BLDG        311,310        1,373,608        1,684,918          233,355               1992         40 YEARS
LESTER CHIROPRACTIC           25,000          243,917          268,917           64,206               1988         40 YEARS
WALTERS 214 S MAIN            27,829           84,110          111,939           76,556               1978       20-40 YEARS
                        ------------     ------------     ------------     ------------
                        $    512,587     $  3,048,051     $  3,560,638     $    877,459
                        ------------     ------------     ------------     ------------

COMMERCIAL
-------------
AMERICA'S BEST               765,000     $  5,027,182     $  5,792,182     $    672,263               1994         40 YEARS
AMERITRADE OMAHA             326,500        7,957,477        8,283,977            8,289               1999         40 YEARS
ARRWHD SHOPPING CTR          100,411        2,730,753        2,831,164        2,147,694               1973     15 1/2- 40 YEARS
BARNES & NOBLE FARGO         540,000        2,752,012        3,292,012          309,601               1994         40 YEARS
BARNES & NOBLE OMAHA         600,000        3,099,101        3,699,101          271,171               1995         40 YEARS
CARMICKE THEATRE             183,516        2,362,221        2,545,737          265,687               1994         40 YEARS
COMPUTER CITY                225,000        1,888,574        2,113,574          118,036               1996         40 YEARS
CORNER C-STORE               195,000        1,001,342        1,196,342           21,904               1999         40 YEARS
EDGEWD V BILLINGS            130,000          850,218          980,218           18,504               1999         40 YEARS
EDGEWD V E G FORKS           630,608          269,213          899,821           39,175               1997         40 YEARS
EDGEWD V MINOT               260,000        6,015,931        6,275,931          227,907               1997         40 YEARS
EDGEWD V MISSOULA            108,900          853,528          962,428           53,346               1997         40 YEARS
EDGEWD V SIOUX FALLS         130,000          844,739          974,739           18,437               1999         40 YEARS
GT PLAINS SOFTWARE           125,501          283,199          408,700                0               1998   N/A-CONST IN PROGRESS
HUTCHINSON TECH              244,800        4,184,226        4,429,026          672,223               1993         40 YEARS
LINDBERG BLDG EDEN           198,000        1,257,789        1,455,789          226,447               1992         40 YEARS
MINOT PLAZA                   50,000          459,079          509,079           74,132               1993         40 YEARS
PETCO FARGO                  324,148          954,786        1,278,934          106,679               1994         40 YEARS
PIONEER SEED MRHD             56,925          596,951          653,876          107,107               1992         40 YEARS
STONE CONTAINER              440,251        4,558,235        4,998,486          396,231               1995         40 YEARS
SPRPUMPER CROOKSTON           13,125          415,652          428,777           90,248               1988         40 YEARS
SPRPUMPER G FORKS             80,000          405,007          485,007           86,064               1991         40 YEARS
SPRPUMPER LANGDON             59,674          179,538          239,212           62,067               1987     31 1/2- 40 YEARS
SPRPUMPER SIDNEY              12,000          108,600          120,600           17,648               1993         40 YEARS
VIRO-MED EDEN PRAIRIE        666,000        4,197,634        4,863,634           21,787               1999         40 YEARS
WEDGEWD SWEETWATER           334,346        3,637,533        3,971,879          199,509               1996         40 YEARS
                        ------------     ------------     ------------     ------------
                        $  6,799,705     $ 56,890,520     $ 63,690,225     $  6,232,156
                        ------------     ------------     ------------     ------------
TOTALS                  $ 28,656,060     $267,169,779     $295,825,839     $ 26,112,399
                        ------------     ------------     ------------     ------------
                        ------------     ------------     ------------     ------------

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
                                 APRIL 30, 1999

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION


Reconciliations of total real estate carrying value for the three years ending April 30, 1999, 1998 and 1997 are as follows:

                                         1999            1998           1997
                                     ------------    ------------   ------------
Balance at beginning of year         $231,416,322    $191,884,509   $131,447,734
Additions during year
  - acquisitions                       62,455,508       39,014,23     59,377,674
  - improvements and other              4,780,853       1,463,878        635,791
                                     ------------    ------------   ------------
                                     $298,652,683    $232,687,071   $192,289,286
Deductions during year
  - cost of real estate sold           (2,826,844)     (1,270,749)      (404,777)
                                     ------------    ------------   ------------
Balance at close of year             $295,825,839    $231,416,322   $191,884,509
                                     ------------    ------------   ------------
                                     ------------    ------------   ------------

Reconciliations of accumulated depreciation for the three years ended April 30, 1999, 1998 and 1997 are as follows:

                                         1999            1998           1997
                                     ------------    ------------   ------------
Balance at beginning of year         $ 21,516,129    $ 16,948,156   $ 13,551,571
Additions during year
  - provisions for depreciation         5,966,874       4,791,907      3,584,591
Deduction during year
  - accumulated depreciation
      on real estate sold              (1,370,604)       (223,934)      (188,006)
                                     ------------    ------------   ------------
Balance at close of year             $ 26,112,399    $ 21,516,129   $ 16,948,156
                                     ------------    ------------   ------------
                                     ------------    ------------   ------------

                          INVESTORS REAL ESTATE TRUST
                               AND SUBSIDIARIES
                                APRIL 30, 1999


Schedule XII
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

                                                         Interest     Final Maturity     Payment        Prior
                                                           Rate            Date           Terms         Liens
                                                       ------------   --------------   ------------   ----------
Residential
  Higley Heights, Phoenix, AZ                               8%            3-31-04       Quarterly          -
  Great Plains Software, Fargo, ND                         9.50%          1-1-99       Balloon Pmt         -
  Rolland Hausman                                           9%            2-1-16         Monthly           -
  Other - over $100,000                                  8-10.25%       11-1-02 to
                                                                          6-1-07         Monthly           -
            - less than $100,000                          7-8.75%       12-1-00 to
                                                                          1-1-04         Monthly           -
Total

Less - Unearned discounts
         - Deferred gain from property dispositions
         - Allowance for loan losses

                                  Principal Amount
     Face         Carrying      of Loans Subject to
  Amounts of     Amounts of     Delinquent Principal
  Mortgages       Mortgages          or Interest
-------------   -------------   --------------------
$     809,786   $     742,811   $            742,811
   15,000,000       9,185,758                      0
      315,659         294,968                      0

      517,325         387,895                      0

      113,970         109,782                      0
-------------   -------------   --------------------

$  16,756,740   $  10,721,214   $            742,811
-------------                   --------------------
-------------                   --------------------

                       (1,898)
                       (1,000)
                     (120,314)
                -------------
                $  10,598,002
                -------------
                -------------

                                         1999             1998
                                     ------------     ------------
MORTGAGE LOANS RECEIVABLE,
  BEGINNING OF YEAR                  $  3,438,308     $  3,108,933

New participations in and advances
  on mortgage loans                     7,655,061        2,061,179
                                     ------------     ------------
                                     $ 11,093,369     $  5,170,112
Collections                              (372,155)      (1,727,237)
Write-off through allowance                     0           (4,567)
                                     ------------     ------------

MORTGAGE LOANS RECEIVABLE,
  END OF YEAR                        $ 10,721,214     $  3,438,308
                                     ------------     ------------
                                     ------------     ------------

                         INVESTORS REAL ESTATE TRUST
                              AND SUBSIDIARIES
                           SELECTED FINANCIAL DATA

                                           1999              1998              1997              1996              1995
                                      --------------    --------------    --------------    --------------    --------------
Consolidated Income Statement Data
  Revenue                             $   39,927,262    $   32,407,545    $   23,833,981    $   18,659,665    $   13,801,123
  Operating income                         6,401,676         4,691,198         3,499,443         3,617,807         3,560,318
  Gain on repossession/
    Sale of properties                     1,947,184           465,499           398,424           994,163           407,512
  Minority interest of portion of
    Operating partnership income            (744,725)         (141,788)              (18)                0                 0
  Net income                               7,604,135         5,014,909         3,897,849         4,611,970         3,967,830

Consolidated Balance Sheet Data
  Total real estate investments       $  280,311,442    $  213,211,369    $  177,891,168    $  122,377,909    $   84,005,635
  Total assets                           291,493,311       224,718,514       186,993,943       131,355,638        94,616,744
  Shareholders' equity                    85,783,294        68,152,626        59,997,619        50,711,920        37,835,654

Consolidated Per Share Data
  (basic and diluted)
  Operating income                    $          .33    $          .29    $          .25    $          .30    $          .34
  Gain on sale of properties                     .11               .03               .03               .08               .04
  Dividends                                      .47               .42               .39               .37               .34
Tax status of dividend
  Capital gain                                   6.3%              2.9%             21.0%              1.6%             11.0%
  Ordinary income                               76.0%             97.1%             79.0%             98.4%             89.0%
  Return of capital                             17.7%              0.0%              0.0%              0.0%              0.0%

                          INVESTORS REAL ESTATE TRUST
                          AND AFFILIATED PARTNERSHIPS
                         APRIL 30, 1999, 1998 AND 1997


GAIN FROM PROPERTY DISPOSITIONS

                                   Total
                                  Original    Unrealized    Realized     Realized     Realized
                                    Gain        4/30/99      4/30/99      4/30/98      4/30/97
                                 ----------   ----------   ----------   ----------   ----------
Brooklyn Addition*               $   25,000   $    1,000   $    1,000   $    1,000   $    1,000
1302 South 19 1/2*                   87,699            0            0       15,713        6,732
406 17th St. - Mandan*              233,522            0            0            0      138,629
Fairfeild Apts - Marshall            80,121            0       80,121            0            0
Superpumper - Emerado               158,146            0      158,146            0            0
Park Place Apts - Waseca            366,018            0      366,018            0            0
Bison Props. - Jamestown          1,341,899            0    1,341,899            0            0
Scottsbluff Estates                 326,138            0            0      326,138            0
Superpumper - Bottineau              83,579            0            0       83,579            0
Superpumper - New Town               25,417            0            0       25,417            0
Other gains                          13,652            0            0       13,652            0
Hutchinson, MN                      252,063            0            0            0      252,063
                                              ----------   ----------   ----------   ----------
                                              $    1,000   $1,947,184   $  465,499   $  398,424
                                              ----------   ----------   ----------   ----------
                                              ----------   ----------   ----------   ----------

* The gain from the sale of these properties is being realized based on the installment method. The amount of deferred gain realized was $1,000, $16,713 and $146,361 for the years ended April 30, 1999, 1998 and 1997, respectively.

                         INVESTORS REAL ESTATE TRUST
                               AND SUBSIDIARIES
                                APRIL 30, 1999


MORTGAGE LOANS PAYABLE

                                                      Final       Periodic                     Carrying       Delinquent
                                         Interest    Maturity     Payment     Face Amount      Amount of     Principal or
                                           Rate        Date        Terms      of Mortgage       Mortgage       Interest
                                        ----------  ----------  -----------  --------------  --------------  ------------
1112 32nd Ave SW Minot                      8.50%    07/20/10     Monthly    $      425,000  $      354,903  $          0
177 10th Ave E, Dickinson ND                8.50%    11/01/18     Monthly           250,963         221,575             0
4301 9th Ave Sunchase I                     9.04%    09/01/02     Monthly           364,765         116,019             0
4313 9th Ave Sunchase II                    9.04%    02/01/14     Monthly           370,000         299,828             0
America's Best (FKA Smiths Home)            9.75%    03/29/03     Monthly         3,750,000       3,453,722             0
Ameritrade-Omaha, NE                        7.25%    05/01/19     Monthly         6,150,000       6,150,000             0
Barnes & Noble Stores                       7.98%    12/01/10     Monthly         4,900,000       4,233,915             0
Candlelight Apts                            8.50%    12/01/99     Monthly           578,000         473,605             0
Carmike-Grand Forks                         7.75%    02/01/07     Monthly         2,000,000       1,945,022             0
Castle Rock-Billings, MT                    6.66%    03/01/09     Monthly         3,950,000       3,946,539             0
Century Apts - Dickinson                 8.00625%    03/01/06     Monthly         1,595,000       1,481,672             0
Century Apts - Williston                 8.00625%    03/01/06     Monthly         2,700,000       2,508,160             0
Chateau - Minot                          8.00625%    03/01/06     Monthly         1,674,350       1,625,659             0
Clearwater-Boise, ID                     6.47000%    01/01/09     Monthly         2,660,000       2,652,705             0
Cottonwood Phase I                       6.59000%    01/01/09     Monthly         2,800,000       2,792,497             0
Country Meadows - Billings               7.51000%    01/01/08     Monthly         2,660,000       2,609,222             0
Creekside - Billings                        8.35%    06/01/13     Monthly         1,250,000       1,210,759             0
Crestview Apts-Bismarck                     8.69%    07/01/08     Monthly         3,400,000       3,360,790             0
COMPUSA                                     7.75%    02/01/01     Monthly         1,565,361       1,456,644             0
Corner Express-Minot                        7.52%    10/01/13     Monthly           885,000         869,944             0
Edgewod Vista - Billings                    7.13%    10/01/13     Monthly           720,000         705,332             0
Edgewood Vista - E Grand Forks              8.35%    07/05/12     Monthly           650,000         605,008             0
Edgewood Vista - Minot                      8.27%    09/20/12     Monthly         4,510,000       4,248,353             0
Edgewood Vista - Missoula                   9.75%    04/15/12     Monthly           647,500         609,135             0
Edgewood Vista - Sioux Falls                7.52%    07/01/13     Monthly           720,000         707,751             0
Forest Park Estates IDS                    7.625%    05/01/03     Monthly         4,500,000       3,849,741             0
Heritage Manor-Rochester, MN               6.800%    10/01/18     Monthly         5,075,000       5,014,255             0
Hutchinson Technology                       8.75%    08/01/08     Monthly         3,250,000       3,177,752             0
Ivy Club Apts. - Vancouver, WA              7.36%    12/01/01     Monthly         7,092,443       7,079,422             0
Jenner Properties, ND                       9.50%    11/01/99     Monthly         1,391,585       1,298,052             0
Kirkwood Manor - Bismarck                   9.05%     Various   Bond - semi       2,330,000       2,205,000             0



MORTGAGE LOANS PAYABLE (CONTINUED)

                                         Interest    Maturity     Payment     Face Amount      Amount of     Principal or
                                           Rate        Date        Terms      of Mortgage       Mortgage       Interest
                                        ----------  ----------  -----------  --------------  --------------  ------------
Legacy Apts - Grand Forks - Phase I        7.070%    01/01/04     Monthly    $    4,000,000  $    3,861,356  $          0
Legacy Apts - Grand Forks - Phase II       7.070%    05/29/28     Monthly         2,575,000       2,542,717             0
Lindberg Bldg, Eden Prairie                7.625%    12/01/08     Monthly         1,200,000       1,178,965             0
Magic City Apts, Minot                      8.50%    10/10/10     Monthly         2,794,192       2,546,829             0
Mandan Apts-312 12th                        8.75%    08/01/99     Monthly           134,767             818             0
Miramont Apts                               8.25%    08/01/36     Monthly        11,582,472      11,481,696             0
Neighborhood Apts-Colorado Springs          7.98%    12/20/06     Monthly         7,525,000       7,291,069             0
North Pointe - Bismarck                     7.12%    08/01/15     Monthly         1,700,000       1,678,718             0
Oakwood Estates-Sioux Falls              8.00625%    03/01/06     Monthly         2,250,000       2,090,133             0
Oxbow Sioux Falls                        8.00625%    03/01/06     Monthly         3,565,000       3,311,700             0
Park East, Fargo                         6.82000%    04/06/08     Monthly         3,500,000       3,466,359             0
Park Meadows Phase I                        8.50%    01/10/07     Monthly         2,600,000       2,469,369             0
Park Meadows Phase II                     7.8990%    01/10/07     Monthly         2,214,851       2,134,105             0
Park Meadows Phase III                      3.84%   30 yr bond    Monthly         3,235,000       3,150,000             0
PETCO Warehouse                             8.50%    12/01/10     Monthly         1,100,000       1,058,364             0
Pinecone Ft Collins                        7.125%    12/01/34     Monthly        10,685,215      10,472,304             0
Pioneer Building - Fargo                   8.375%    12/01/06     Monthly           425,000         278,123             0
Pointe West Apts                            8.97%    01/01/04     Monthly         2,400,000       2,372,322             0
Prairie Winds Apts - Sioux Falls            7.67%    05/01/18     Monthly         1,470,000       1,307,534             0
Rocky Meadows - Billings                    7.75%    08/01/16     Monthly         3,000,000       2,788,609             0
Rosewood Ct - Sioux Falls                  7.975%    09/01/96     Monthly         1,323,000       1,243,428             0
South Pointe, Minot ND                      7.12%    06/05/16     Monthly         6,500,000       6,418,627             0
Southwind Apts                              7.12%    04/28/10     Monthly         4,100,000       4,048,673             0
Stone Container                             8.25%    12/01/10     Monthly         3,300,000       2,884,434             0
Van Mall Woods-Vancouver, WA                6.86%    12/01/03     Monthly         4,070,426       4,031,894             0
Viro-Med-Eden Prairie, MN                   6.98%    04/01/14     Monthly         3,120,000       3,120,000             0
Wedgewood Retirement                       7.975%    04/23/17     Monthly         1,566,720       1,500,840             0
West Stonehill                              7.93%    02/01/98     Monthly         8,232,569       7,799,243             0
Westwood Park                               9.25%    03/01/11     Monthly         1,295,866       1,254,294             0
Woodridge-Rochester                         7.85%    12/01/16     Monthly         4,410,000       4,177,096             0
Colton Heights                              8.75%    06/01/07     Monthly           730,000         313,877             0
Grafton 24 Plex                             9.75%    03/20/03     Monthly           270,000          68,670             0
Grafton 18 Plex                             9.75%    03/20/03     Monthly           198,000          93,645             0
Hill Park Properties                     8.00625%    03/01/06     Monthly         1,470,000       1,365,554             0
1516 N Bismarck                             8.00%    08/01/99     Monthly           246,000           6,723             0
                                                                             --------------  --------------  ------------
TOTALS                                                                       $  183,604,045  $  175,071,069  $          0
                                                                             --------------  --------------  ------------
                                                                             --------------  --------------  ------------

                          INVESTORS REAL ESTATE TRUST
                               AND SUBSIDIARIES
                                APRIL 30, 1999

SIGNIFICANT PROPERTY ACQUISITIONS

  Acquisitions for cash, assumptions of mortgages, and issuance of units in the operating partnership

  Commercial:
     Edgewood Vista - Sioux Falls, SD                      $     965,000
     Edgewood Vista - Billings, MT                               965,000
     Corner Express - Minot, ND                                1,190,432
     Viro-Med - Eden Prairie, MN                               4,826,310
     Ameritrade - Omaha, NE                                    8,283,977
                                                          --------------
                                                           $  16,230,719
                                                          --------------

  Apartments:
     Heritage Manor - Rochester, MN                        $   7,371,208
     Westwood Park Apartments - Bismarck, ND                   2,025,455
     Country Meadows Phase II - Billings, MT**                 1,321,962
     Clearwater Apts - Boise, ID                               3,786,463
     Legacy - Phase III - Grand Forks, ND**                    2,260,345
     Van Mall Woods - Vancouver, WA                            6,021,312
     Meadows - Jamestown, ND**                                 1,502,301
     Castle Rock Apartments - Billings, MT                     5,614,223
     Cottonwood Lake - Bismarck, ND***                         4,645,444
     Ivy Club Apartments - Vancouver, WA                      11,676,076
                                                          --------------
                                                           $  46,224,789
                                                          --------------

  TOTAL                                                    $  62,455,508
                                                          --------------
                                                          --------------

**Property not place in service at April 30, 1999. Additional costs are still to be incurred.
***Represents costs to complete a project started in year ending April 30, 1998.

                           INVESTORS REAL ESTATE TRUST
                                AND SUBSIDIARIES
            QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                               QUARTER ENDED
                                        ------------------------------------------------------------
                                           7-31-98        10-31-98         1-31-99         4-30-99
                                        ------------    ------------    ------------    ------------
Revenues                                $  9,102,179    $  9,836,370    $ 10,236,797    $ 10,751,916
Income before gains on sale
  of properties                            1,327,851       1,760,067       1,732,928       1,580,830
Net gain on sale of properties               366,017       1,341,899          80,122         158,146
Minority interest of unitholders
  in operating partnership                  (133,863)       (287,579)       (158,820)       (164,463)
Net income                                 1,560,005       2,814,387       1,654,228       1,575,515

Per share (basic and diluted)
  Income before gains on sale
    of properties                                .07             .09             .09             .08
  Net gain on sale of properties                 .02             .08             .00             .01

                                                               QUARTER ENDED
                                        ------------------------------------------------------------
                                           7-31-97        10-31-97         1-31-98         4-30-98
                                        ------------    ------------    ------------    ------------
Revenues                                $  7,183,761    $  7,996,262    $  8,440,393    $  8,787,129
Income before gains on sale
  of properties                              894,045       1,233,451       1,358,752       1,204,950
Net gain on sale of properties                36,096          83,579          326138          16,713
Minority interest of unitholders
  in operating partnership                        (9)         (9,423)        (64,006)        (68,350)
Net income                                   933,105       1,307,607       1,620,884       1,153,313

Per share (basic and diluted)
  Income before gains on sale
    of properties                                .06             .08             .08             .07
  Net gain on sale of properties                 .00             .01             .02             .00

                                                               QUARTER ENDED
                                        ------------------------------------------------------------
                                           7-31-96        10-31-96         1-31-97         4-30-97
                                        ------------    ------------    ------------    ------------
Revenues                                $  4,966,475    $  5,474,027    $  6,383,030    $  7,010,450
Income before gains on sale
  of properties                              978,107       1,048,154       1,027,117         446,065
Net gain on sale of properties               252,062               0         138,629           7,733
Minority interest of unitholders
  in operating partnership                         0               0               0             (18)
Net income                                 1,230,169       1,048,154       1,165,746         453,780

Per share (basic and diluted)
  Income before gains on sale
    of properties                                .07             .08             .07             .03
  Net gain on sale of properties                 .02             .00             .01             .00

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.