Form 10-Q
period 1999-07-31
INVESTORS REAL ESTATE TRUST
filed 1999-09-10
CIK 798359

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.
                                   20549


              (Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                    For Quarter Ended July 31, 1999

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

                              Yes  ( X )    No  (   )

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Registrant is a North Dakota Real Estate Investment Trust. As of July 31, 1999, it had 19,923,692 Shares of Beneficial Interest outstanding.

                                 PART I

Item 1. Financial Statements.

     The accompanying condensed consolidated financial statements have been prepared from the records of Investors Real Estate Trust and its subsidiaries (collectively, the "Company"), without audit, pursuant to the rules  and regulations of the Securities and Exchange Commission.
     In the opinion of management, all adjustments necessary (of a normal recurring nature only) to present fairly the financial position of the Company as of July 31, 1999, and results of operations and cash flows for the stated periods have been included. The Condensed Consolidated Balance Sheet at April 30, 1999, contained herein, was derived from audited financial statements, but does not include all disclosures included in the 1999 Annual Report and applicable under generally accepted accounting
     principles.   Certain  information and footnote  disclosures  normally
     included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the three months ended July 31, 1999, are not necessarily indicative of operating results for the entire year.

                                 BALANCE SHEETS
                                  (unaudited)

ASSETS:                                      07-31-99         04-30-99
                                             --------         --------
  Cash                                   $  5,071,067     $  3,713,053
  Marketable Securities
    - GNMA's - held to maturity             2,908,156        2,964,434
    - Other REIT's - available for sale       689,111          734,749
  Accounts Receivable                         248,443           77,438
  Tax & Insurance Escrow                    2,167,530        1,761,195
  Deferred Charges                          1,844,868        1,413,752
  Prepaid Insurance                           107,429          216,348
  Real Estate Deposits                        836,300          300,900
                                           ----------       ----------
                                         $ 13,872,902     $ 11,181,869
                                           ==========       ==========
  Real Estate Investments
     Real Estate Owned                   $332,384,703     $295,825,839
     Less Accumulated Depreciation        (27,593,926)     (26,112,399)
                                          -----------      -----------
     Net Real Estate Owned                304,790,777      269,713,440
                                          -----------      -----------
     Real Estate Mortgages                  1,535,783       10,721,214
     Less Unearned Discounts & Allowances    (122,836)        (123,212)
                                          -----------      -----------
     Net Mortgages & Contracts              1,412,947       10,598,002
                                          -----------      -----------
     Total Real Estate Investments       $306,203,725     $280,311,442
                                          -----------      -----------
TOTAL ASSETS                             $320,076,627     $291,493,311
                                          ===========      ===========
LIABILITIES:
  Accounts Payable & Accrued Expenses    $  3,581,428     $  4,388,270
  Due on Credit Line                                0                0
  Mortgages Payable                       191,282,163      175,071,069
  Investment Certificates Payable          12,530,595       11,770,136
                                          -----------      -----------
TOTAL LIABILITIES                        $207,394,186     $191,229,475
                                          -----------      -----------
Minority Interest in Operating Ptnrshp   $ 21,231,911     $ 14,480,542
                                          -----------      -----------

SHAREHOLDERS' EQUITY
  Shares of Beneficial Interest
     Outstanding Shares of                   07-31-99         04-30-99
                                             --------         --------

     19,923,692 on 07/31/99
     19,066,954 on 04/30/99              $ 99,396,963     $ 93,095,819

  Accumulated Distributions
     in Excess of Net Income               (7,844,229)      (7,255,958)
  Unrealized Gain REIT Stock                 (102,205)         (56,567)
                                          -----------       ----------

  Total Shareholders' Equity             $ 91,450,530     $ 85,783,294
                                          -----------      -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $320,076,627     $291,493,311
                                          ===========      ===========


          (The balance of this page was left blank intentionally.)

                            STATEMENT OF OPERATIONS
                                  (unaudited)

                                                   3 Months Ended July 31

OPERATING INCOME:                               1999           1998
                                                ----           ----
 Real Estate Rentals                     $10,808,522     $8,866,408
 Interest Income                             377,136        212,150
 Mortgage Discount & Fees                     16,255         23,720
                                          ----------      ---------
                                         $11,201,913    $ 9,102,278
                                          ==========      =========

OPERATING EXPENSE:
 Interest                                $ 3,441,156    $ 2,816,108
 Utilities & Maintenance                   1,736,997      1,505,146
 Property Management                         897,038        779,825
 Taxes & Insurance                         1,109,133      1,005,570
 Advisory & Trustees Fees                    254,442        195,178
 Operating  Expenses                         177,141         63,358
                                          ----------     ----------
                                         $ 7,615,907    $ 6,365,186
                                          ==========     ==========
OPERATING INCOME:
 (before reserves)                       $ 3,586,006    $ 2,737,092
                                          ----------     ----------
DEPRECIATION/AMORTIZATION                 (1,784,684)    (1,409,241)
                                          ----------     ----------
OPERATING INCOME (after reserves)          1,801,322    $ 1,327,851
GAIN ON SALE OF INVESTMENTS                  257,895        366,017
MINORITY INTEREST PORTION OF
 OPERATING PARTNERSHIP NET INCOME           (235,935)      (133,863)
                                          ----------     ----------
NET TAXABLE INCOME                       $ 1,823,282    $ 1,560,005
                                          ----------     ----------
FUNDS FROM OPERATIONS: *
 Operating Income                        $ 1,801,322     $ 1,327,851
 Plus Depreciation and Amortization        1,784,684       1,409,241
 Minus Minority Interest Portion
   of  Operating Partnership Net Income     (235,935)       (133,863)
                                          ----------      ----------
FUNDS FROM OPERATIONS                    $ 3,350,071     $ 2,603,229
                                          ----------      ----------

PER SHARE:
 Operating Income
   (after reserves)                              .09             .08
 Gain on Sale of Investments                     .01             .02
                                           ---------       ---------
   Total Taxable Income/Share                    .10             .10
                                           ---------       ---------

FUNDS FROM OPERATIONS *                          .17             .16
                                           ---------       ---------
DIVIDENDS PAID PER SHARE                         .12             .11
                                           ---------       ---------

Average Number of Shares
 Outstanding                              19,495,323      16,579,390
                                          ----------      ----------


  * Funds from Operations is defined as income before gains (losses) on sales of investments, less minority interest of unitholders in operating partnership and extraordinary items, plus depreciation and amortization.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE-MONTH PERIODS ENDED JULY 31, 1999 AND 1998
                                    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES            1999             1998
                                                ----             ----
  Net Income                              $1,823,282       $1,560,006
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization         1,741,018        1,409,241
     Minority interest portion of
        operating partnership income         235,935          133,863
     Accretion of discount on contracts         (376)            (667)
     Gain on Sale of Properties             (257,895)        (366,017)
  Interest reinvested in investment
     certificates                            114,313           97,029
  Changes in other assets and liabilities:
     (Increase) decrease in real estate
          deposits                          (535,400)         (71,250)
     (Increase) decrease in other assets     (62,086)         122,428
     (Increase) decrease in tax and
          insurance escrow                  (406,335)        (443,690)
     (Increase) decrease in deferred
          charges                           (431,115)        (122,535)
     Increase (decrease) in accounts
          payable and accrued expense        358,537          264,943
                                           ---------        ----------
NET CASH PROVIDED FROM OPERATING
  ACTIVITIES                              $2,579,879       $2,583,351
                                           ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturity of marketable
    securities held to maturity           $   56,278       $   82,656
  Principle payments on mortgage loans
    receivable                                11,836           64,672
  Proceeds from sale of property                   0          892,349
  Payments for acquisition and
    improvements of properties           (11,465,189)      (7,422,457)
  Purchase of marketable securities
    available for sale                             0                0
  Investment in mortgage loans
    receivable                                     0                0
                                          ----------        ---------
NET CASH USED FOR INVESTING ACTIVITIES  $(11,397,075)     $(6,382,780)
                                          ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of shares            $6,070,134       $2,721,085
  Proceeds from investment certificates
    issued                                   874,236          979,085
  Proceeds from mortgages payable          6,995,548        3,769,936
  Proceeds from short-term lines of
    credit                                 5,800,000        3,000,000
  Proceeds from sale of minority
    interest                                   1,000        1,848,249
  Repurchase of shares/minority
    interest                              (1,348,242)      (1,389,936)
  Dividends/Distributions Paid            (1,177,749)        (761,784)
  Redemption of investment certificates     (228,097)        (644,627)
  Principal payments on mortgage loans    (1,011,620)        (767,828)
  Payments on short-term lines of credit  (5,800,000)      (4,000,000)
                                           ---------        ---------
NET CASH PROVIDED FROM FINANCING
  ACTIVITIES                             $10,175,210       $4,754,181
                                          ----------        ---------
NET INCREASE (DECREASE) IN CASH          $ 1,358,013       $  954,752

CASH AT APRIL 30                         $ 3,713,053       $2,132,220
                                          ----------        ---------
CASH AT JULY 31                          $ 5,071,067       $3,086,972
                                          ----------        ---------

SUPPLEMENTARY SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
                                                1999             1998
                                                ----             ----
  Dividends reinvested                    $1,535,640       $1,205,517
  Real estate investment and
    mortgage loans receivable acquired
    through assumption of mortgage
    loans payable and accrual of costs     2,122,200                0
  Mortgage loan receivable transferred
    to property owned                              0        1,701,308
  Proceeds from sale of properties
    deposited directly with escrow agent   1,271,805                0
  Properties acquired through the
    issuance of minority interest units
    in the operating partnership           4,400,000          480,525
  Interest reinvested directly in
    investment certificates                  114,313           97,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

  Cash paid during the year for:
     Interest paid on mortgages           $3,196,773       $2,511,296
     Interest paid on margin account
       and other                              45,097           15,486
     Interest paid on investment
       certificates                           77,863           86,742
                                           ---------        ---------
                                          $3,319,733       $2,613,524
                                           ---------        ---------

            (The balance of this page was left blank intentionally.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation. IRET's First Quarter which ended on July 31, 1999, produced continued good results. Stable occupancy, rent increases, lower interest rates, and good performances by newly acquired properties contributed to satisfactory gains in revenues, operating income, and Funds from Operations.

   -Funds From Operations. Funds from Operations for the first three months of Fiscal 2000 increased to $3,350,071, from $2,603,229 for the same period of the prior fiscal year, an increase of 29%. On a per share basis, Funds from Operations increased to 17.2 cents from 15.7 cents in the prior year, an increase of nearly 10%. Funds from Operations is the generally accepted measure of performance for Real Estate Investment Trusts.

   -Operating Income.  Operating income increased to $1,801,322 for the  First
    Quarter of Fiscal 2000, compared to $1,327,851 earned in the same period of the prior fiscal year, an increase of 36%.

  -Capital  Gains.  Income from the sale of investments declined to  $257,895 from the $366,017 gain in the prior fiscal year. This year's gain resulted from the sale of four Superpumper convenience stores. We have entered into sales contracts on smaller apartment properties in Devils Lake and Mandan, ND, and a large commercial property in Sioux Falls, SD, which should close in the second quarter.

We are optimistic that the remainder of the current fiscal year will see a continuation of satisfactory operating results. Occupancy rates in our apartment communities continue to be stable. We anticipate good results from the new properties that we are adding to our portfolio.

Property Acquisitions. The following properties were acquired by IRET during the First Quarter and are producing income:

   -78-unit Rimrock West Apartment complex
       Billings, MT                                     $ 3,750,000
   -3 12-unit Alzheimer Care facilities located in
       Belgrade, MT, Columbus Island, NE, and
       Grand Island, NE                                   1,400,000
   -168-unit Valley Manor Apartment complex,
       Grand Forks, ND                                    4,430,767
   -118,397 sq. ft. Maplewood Square retail center
      (Best Buy & Rainbow Foods as anchor tenants),
      Rochester, MN                                      11,800,000
                                                         ----------
                                                        $21,380,767
                                                         ==========
Pending Acquisitions. The following are under construction or under purchase contract:

   -Great Plains Software office building, Fargo, ND $15,000,000 -67-unit apartment building - Cottonwood Lake III,
      Bismarck, ND                                        4,200,000
   -67-unit apartment building w/underground parking
      (Legacy by IRET), Grand Forks, ND                   4,600,000

   -27-unit apartment building (The Meadows by IRET),
      Jamestown, ND                                       1,700,000
   -67-unit apartment building (Country Meadows II),
      Billings, MT                                        4,200,000
   -73-unit apartment building & community center
      (Trail Ridge on 41st by IRET), Rochester, MN        4,750,000
   -Edgewood Vista Assisted Living Center, Duluth, MN 4,800,000 -East Grand Forks Convenience Store/Retail Rental
      East Grand Forks, MN                                1,200,000
   -520-unit Amli apartment portfolio in Topeka, KS 26,250,000 -270-unit apartment complex (Thomasbrook
      Apartments), Lincoln, NE                            9,500,000
   -74,500 sq. ft. office building, Eden Prairie, MN 4,900,000 -1/2 interest in Med Park Strip Center,
      Grand Forks, ND                                     2,650,000
                                                         ----------
                                                        $83,750,000
                                                         ==========

Financial Condition. IRET's financial condition continues to be very strong. The July 31, 1999, balance sheet shows cash and marketable securities of $8,668,334, compared to the $7,412,236 on hand three months earlier. Total assets increased to $320,076,627 from the April 30, 1999, total of $291,493,311. Liabilities increased to $207,394,186 versus the April 30, 1999, figure of $191,229,475. Shareholder equity increased to $91,450,530 from $85,783,294 on April 30, 1999.

Dividends. IRET paid a regular dividend of 12.4 cents per share on July 1, 1999, to shareholders of record at the close of business on June 15, 1999. This was an increase from the 12.25 cents per share dividend paid on April 1, 1999, and was the 113th consecutive quarterly dividend paid by IRET.

           (The balance of this page was left blank intentionally.)

                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

           None

Item 2. Changes in Securities.

           None

Item 3. Defaults Upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           None

Item 5. Other Information.

           None

Item 6. Exhibits and Reports on Form 8-K.

           5/25/99       Sales Report for Best Efforts
                         Offering Of Shares of Beneficial
                         Interest

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INVESTORS REAL ESTATE TRUST
                                 (Registrant)

                                    /s/ Thomas A. Wentz, Sr.
Date:  September 10, 1999       By________________________________
                                   Thomas A. Wentz, Sr.,Vice-President