Form 10-Q
period 1999-10-31
INVESTORS REAL ESTATE TRUST
filed 1999-12-14
CIK 798359

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 1999

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12 South Main, Minot, ND	58701
(Address of principal executive offices)	(Zip code)

(701) 852-1756
(Registrant's telephone number, including area code)

No Change
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

Yes ( X )           No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of October 31, 1999, it had 21,139,971 Shares of Beneficial Interest outstanding.

PART I

Item 1. Financial Statement - Second Quarter Fiscal 2000

The accompanying condensed consolidated financial statements of Investors Real Estate Trust and its subsidiaries (collectively, the "Company") included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary (of a normal recurring nature only) to present fairly the financial position of the Company as of October, 31, 1999, and results of operations and cash flows for the stated periods have been included. The Condensed Consolidated Balance Sheet at April 30, 1999, contained herein, was derived from audited financial statements, but does not include all disclosures included in the 1999 Annual Report and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the six months ended October 31, 1999, are not necessarily indicative of operating results for the entire year.

BALANCE SHEETS
(unaudited)

ASSETS	10-31-99	04-30-99
Cash	$ 12,126,731	$ 3,713,053
Marketable Securities:
GNMA's - held to maturity	2,807,115	2,964,434
Other REIT's - available for sale	622,960	734,749
Accounts Receivable	1,515,539	77,438
Tax & Insurance Escrow	2,867,700	1,761,195
Deferred Charges	2,176,395	1,413,752
Prepaid Insurance	221,437	216,348
Real Estate Deposits	2,916,358	300,900
General Partnerships	0	0
	$ 25,254,235	$ 11,181,869
Real Estate Investments:
Real Estate Owned	$373,706,213	$295,825,839
Less Accumulated Depreciation	(28,610,875)	(26,112,399)
Net Real Estate Owned	345,095,338	269,713,440
Real Estate Mortgages	1,224,740	10,721,214
Less Unearned Discounts & Allowances	(122,459)	(123,212)
Net Mortgages & Contracts	1,102,281	10,598,002
Total Real Estate Investments	$346,197,619	$280,311,442
TOTAL ASSETS	$371,451,854	$291,493,411
LIABILITIES
Accounts Payable & Accrued Expenses	$ 4,568,465	$ 4,388,270
Mortgages Payable	226,256,150	175,071,069
Investment Certificates Payable	12,241,100	11,770,136
Credit Line	0	0
TOTAL LIABILITIES	$243,065,715	$191,229,475
Minority Interest in Operating Partnership	$ 26,920,388	$ 14,480,542

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest:
Outstanding Shares of:	10-31-99	04-30-99
21,140,158 on 10/31/99
19,066,954 on 04/30/99	$108,634,401	$ 93,095,819
Undistributed Net Income	(7,000,294)	(7,255,958)
Unrealized Loss REIT Stock	(168,356)	(56,567)
Total Shareholders' Equity	$101,465,751	$ 85,783,294
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$371,451,854	$291,493,311

STATEMENT OF OPERATIONS
For the Three-Month and Six-Month Periods Ended October 31, 1999 and 1998

	3 Months Ended 10/31	3 Months Ended 10/31	6 Months Ended 10/31	6 Months Ended 10/31
OPERATING INCOME	1999	1998	1999	1998
Real Estate Rentals	$ 12,643,147	$ 9,562,306	$ 23,451,669	18,428,714
Interest Income	247,573	236,198	624,710	448,348
Mortgage Discount & Fees	9,977	37,866	26,231	61,586
	$ 12,900,697	$ 9,836,370	$ 24,102,610	$18,938,648
OPERATING EXPENSE
Interest	$ 3,859,704	$ 2,935,609	$ 7,300,859	$ 5,751,717
Utilities & Maintenance	1,829,598	1,460,367	3,566,595	2,965,514
Property Management	991,006	773,999	1,888,044	1,553,824
Taxes & Insurance	1,219,970	1,111,174	2,329,103	2,116,744
Advisory & Trustees Fees	269,390	247,087	523,832	442,265
Operating Expenses	194,437	66,412	371,605	129,770
	$ 8,364,105	$ 6,594,648	$ 15,980,038	$12,959,834
OPERATING INCOME
(before reserves)	$ 4,536,592	$ 3,241,722	$ 8,122,572	$ 5,978,814
DEPRECIATION/AMORTIZATION	(2,057,680)	(1,481,655)	(3,842,364)	(2,890,896)
OPERATING INCOME (after reserves)	$ 2,478,912	$1,760,067	$ 4,280,208	3,087,918
GAIN ON SALE OF INVESTMENTS	1,519,918	1,341,899	1,777,814	1,707,917
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP NET INCOME	(579,625)	(287,579)	(815,560)	(421,442)
NET TAXABLE INCOME	$ 3,419,205	$ 2,814,387	$ 5,242,462	$ 4,374,393
FUNDS FROM OPERATIONS *
Operating Income	$ 2,478,912	$ 1,760,067	$ 4,280,208	$ 3,087,918
Plus Depreciation and Amortization	2,057,680	1,481,655	3,842,364	2,890,896
Minus Minority Interest Portion of Operating Partnership Net Income	(579,625)	(287,579)	(815,560)	(421,442)
FUNDS FROM OPERATIONS	$ 3,956,967	$ 2,954,143	$ 7,307,012	$5,557,372
PER SHARE
Operating Income (after reserves)	.10	.09	.17	.16
Gain on Sale of Investments	.08	.08	.09	.10
Total Taxable Income/Share	.18	.17	.26	.26
FUNDS FROM OPERATIONS *	.20	.17	.37	.33
DIVIDENDS PAID PER SHARE	.126	.115	.25	.225
Average Number of Shares Outstanding	20,199,173	17,029,159	19,864,518	16,782,964
*Funds from Operations is defined as income before gains (losses) on sales of investments, less minority interest of unitholders in operating partnership and extraordinary items, plus depreciation and amortization.
	10-31-99	10-31-98
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 5,242,461	$4,374,393
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,842,364	2,890,896
Minority interest portion of operating partnership income	815,560	421,442
Accretion of discount on contracts	(752)	(1,586)
Gain on Sale of Properties	(1,777,814)	(1,707,917)
Interest reinvested in investment certificates	149,293	120,780
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	(818,390)	(138,514)
(Increase) decrease in other assets	(1,443,191)	(75,195)
(Increase) decrease in tax and insurance escrow	(1,106,506)	(661,714)
(Increase) decrease in deferred charges	(762,642)	(232,922)
Increase (decrease) in accounts payable & accrued expenses	1,345,574	854,993
Net cash provided from operating activities	$ 5,485,957	$ 5,844,656

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities held to maturity	$ 157,318	$ 206,341
Principle payments on mortgage loans receivable	322,879	70,301
Proceeds from sale of property	296,462	2,569,292
Payments from acquisition and improvements of properties	(23,010,700)	(25,517,948)
Purchase of marketable securities available for sale	0	(181,250)
Investment in mortgage loan receivable	0	0
Net Cash used from investing activities	$(22,234,041)	$(22,853,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	$13,794,942	$ 6,668,436
Proceeds from investment certificates issued	2,280,586	2,591,892
Proceeds from mortgages payable	22,051,276	13,336,754
Proceeds from short-term lines of credit	8,800,000	8,250,000
Proceeds from sale of minority interest	1,000	3,747,132
Repurchase of shares/minority interest	(1,608,613)	(2,433,847)
Dividends/Distributions Paid	(5,084,557)	(1,587,364)
Redemption of investment certificates	(1,118,518)	(828,846)
Principal payments on mortgage loans	(5,154,354)	(1,597,112)
Payments on short-term lines of credit	(8,800,000)	(9,250,000)
Net cash provided from financing activities	$25,161,762	$18,897,045
NET INCREASE (DECREASE) IN CASH	$ 8,413,678	$ 1,888,437
CASH AT BEGINNING OF YEAR	$ 3,713,053	$ 2,132,220
CASH AT END OF 2ND QUARTER	$12,126,731	$ 4,020,657

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	1999	1998
Dividends reinvested	$ 3,108,983	$ 1,205,517
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual costs	2,122,200	0
Mortgage loan receivable transferred to property owned	0	1,701,308
Proceeds from Sale of Properties deposited directly with escrow agent	3,524,781	0
Properties acquired through the issuance of minority interest units in the operating partnership	14,308,469	480,525
Interest reinvested directly in investment certificates	149,293	$97,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 6,596,212	$ 2,511,296
Interest paid on margin account and other	49,542	15,486
Interest paid on investment certificates	211,560	86,741
	$6,857,314	$2,613,523

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation. We are pleased to report that IRET's financial results for the second quarter of Fiscal 2000 exceeded expectations. The addition of new properties to our real estate portfolio, continued strong occupancy rates, rent increases and capital gains from real estate sales resulted in record levels of Funds from Operations and Net Income.

Funds from Operations. Funds from Operations for the second quarter of Fiscal 2000 increased to $3,956,967, from the year earlier figure of $2,954,143, an increase of $1,002,824 or 34%. On a per share basis, Funds from Operations for the second quarter were $.20 compared to the $.17 per share earned in the same period of Fiscal 1999, an increase of 18%. For the first six months of Fiscal 2000, Funds from Operations increased to $7,307,012 from the year earlier figure of $5,557,372, an increase of $1,749,730 (31%). Per share results were $.3678 per share, versus the year earlier amount of $.3311 per share, an increase of 10%. This increase in Funds from Operations resulted primarily from increased rental income ($23,451,669 versus $18,428,714) caused by the addition of new rental properties to our portfolio, continued strong occupancy rates and increased rents.

Net Taxable Income. For the second quarter, net taxable income was $3,419,205 compared to $2,814,387 in the prior year, an improvement of $604,818. For the six month period, net taxable income was $5,242,461, compared to $4,374,393 in the prior year.

Operations. We continue to be very pleased with the performance of our investment portfolio. Occupancy rates continue to be at high levels in most of the communities in which we operate. The new properties that we are acquiring are performing very well and we are experiencing good acceptance of the new apartment communities coming on line in Grand Forks, Jamestown and Billings. We are building another 27-unit building in Jamestown, North Dakota and have started construction on our 219-unit Trail Ridge Apartment Community in Rochester, Minnesota.

Sale of Properties. Capital gain income for the second quarter was $1,519,919, compared to $1,341,899 for the prior year. Properties sold during the second quarter were:

PROPERTY	SALES PRICE	SALES COSTS & DEPRECIATED COST	GAIN
94,176 sq. ft. Hutchinson Tech Bldg. - Sioux Falls, SD	$5,200,000	$4,090,997	$1,109,003
Sweetwater Apts. (24-units) - Devils Lake, ND	480,000	144,696	335,304
18-unit Pleasantville Apts. - Mandan, ND	325,000	249,388	75,612
			$1,519,919

Acquisitions. We were also successful during the second quarter in acquiring a number of attractive properties to add to our investment portfolio. The following properties were purchased or completed and added to our portfolio during the second quarter and are producing income:

COST
* Great Plains Software Home Office - 121,600 Sq. Ft. - Fargo, ND	$15,365,154
* 67-unit Country Meadows II Apartment Community - Billings, MT	4,273,942
* 27-unit Apartment Complex (The Meadows by IRET) - Jamestown, ND	1,540,302
* 264-unit Thomasbrook Apartment Complex - Lincoln, NE	9,484,008
* 220-unit Crown Colony Apartment Complex - Topeka, KS	10,575,761
* 300-unit Sherwood Apartment Complex - Topeka, KS	15,834,170
$57,073,337

Pending Acquisitions. The following apartment complexes are currently under construction by IRET:

COST
* 73-unit Apartment Community & Community Center (Phase I of the 219-unit Trail Ridge on 41st by IRET) - Rochester, MN	$6,000,000
* 67-unit Apartment Building (Cottonwood III Apartments) - Bismarck, ND	4,200,000
* 67-unit Apartment Complex with underground parking - Grand Forks, ND	5,750,000
* 27-unit Complex - Jamestown, ND	1,600,000
     IRET has entered into purchase agreements for the following properties:
* Edgewood Vista Assisted Living Center - Duluth, MN	$4,800,000
* East Grand Forks Convenience Store/Retail Rental - East Grand Forks, MN	1,200,000
* 74,500 Sq. Ft. Office Building - Eden Prairie, MN	4,900,000
* Med Park Strip Center - Grand Forks, ND	5,300,000
* 504-unit Jefferson Hills Apartment Community - Irving, TX	37,230,000
* OPUS Office/Warehouse Properties - Eagan & Plymouth, MN	13,150,000
Total Pending Acquisitions	$84,130,000

Financial Condition. IRET continues to maintain a very strong balance sheet. On October 31, 1999, cash and marketable securities totaled $15,556,806, compared to the $7,412,236 on hand at the beginning of the current fiscal year. Total assets were $371,451,854, compared to $291,493,311 at the beginning of the fiscal year. During the six month period, liabilities have increased to $243,065,715, from the beginning figure of $191,229,475. Shareholder's equity increased to $101,465,751 from $85,783,294 on April 30, 1999.

Increased Dividend. IRET paid a regular dividend of 12.6 cents per share on October 1, 1999, to shareholders of record at the close of business on September 15, 1999. This was an increase from the 12.4 cents per share dividend paid on July 1, 1999, and was the 114th consecutive quarterly dividend paid by IRET.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None
Item 2. Changes in Securities.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits and Reports on Form 8-K.
Form 8-K filed September 7, 1999, to report sales of Shares of Beneficial Interest and use of proceeds under Registration then in effect.
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

By: /S/ Thomas A. Wentz, Sr.
    Thomas A. Wentz, Sr.
    Vice-President

Date: December 9, 1999