Form 10-Q
period 2000-01-31
INVESTORS REAL ESTATE TRUST
filed 2000-03-07
CIK 798359

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2000

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

Yes ( X )           No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of January 31, 2000, it had 21,990,936 Shares of Beneficial Interest outstanding.

PART I

Item 1. Financial Statement - Third Quarter Fiscal 2000

The accompanying condensed consolidated financial statements of Investors Real Estate Trust and its subsidiaries (collectively, the "Company") included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary (of a normal recurring nature only) to present fairly the financial position of the Company as of January 31, 2000, and results of operations and cash flows for the stated periods have been included. The Condensed Consolidated Balance Sheet at April 30, 1999, contained herein, was derived from audited financial statements, but does not include all disclosures included in the 1999 Annual Report and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the nine months ended January 31, 2000, are not necessarily indicative of operating results for the entire year.

BALANCE SHEETS
(unaudited)

ASSETS	01-31-00	04-30-99
Cash	$ 7,793,647	$ 3,713,053
Marketable Securities:
GNMA's - held to maturity	2,695,650	2,964,434
Other REIT's - available for sale	558,550	734,749
Accounts Receivable	478,477	77,438
Tax & Insurance Escrow	3,301,568	1,761,195
Deferred Charges	2,279,938	1,413,752
Prepaid Insurance	144,285	216,348
Sales Proceed Dep/Tax Deferred	0	0
Real Estate Deposits	1,832,500	300,900
General Partnerships	0	0
	$ 19,804,615	$ 11,181,869
Real Estate Investments:
Real Estate Owned	$399,036,591	$295,825,839
Less Accumulated Depreciation	(30,830,465)	(26,112,399)
Net Real Estate Owned	368,206,126	269,713,440
Real Estate Mortgages (unrelated)	2,437,142	10,721,214
Less Discounts & Allowances	(122,083)	(123,212)
Net Mortgages & Contracts	2,315,059	10,598,002
Total Real Estate Investments	$370,521,185	$280,311,442
TOTAL ASSETS	$389,605,799	$291,493,411
LIABILITIES
Accounts Payable & Accrued Expenses	$ 5,240,658	$ 4,388,270
Mortgages Payable	235,550,997	175,071,069
Investment Certificates Payable	10,440,650	11,770,136
Credit Line	0	0
TOTAL LIABILITIES	$251,232,306	$191,229,475
Minority Interest in Operating Partnership	$ 31,043,744	$ 14,480,542

SHAREHOLDERS' EQUITY
Shares of Beneficial Interest:
Outstanding Shares of:	01-31-00	04-30-99
21,990,936 on 01/31/00
19,066,954 on 04/30/99	$115,316,384	$ 93,095,819
Undistributed Net Income	(7,753,868)	(7,255,958)
Unrealized Loss REIT Stock	(232,766)	(56,567)
Total Shareholders' Equity	$107,329,750	$ 85,783,294
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$389,605,799	$291,493,311

STATEMENT OF OPERATIONS
For the Three-Month and Nine-Month Periods Ended January 31, 2000 and 1999

	3 Months Ended 01/31	3 Months Ended 01/31	9 Months Ended 01/31	9 Months Ended 01/31
OPERATING INCOME	2000	1999	2000	1999
Real Estate Rentals	$ 13,764,781	$ 9,930,345	$ 37,216,450	$ 28,359,059
Interest Income	289,502	305,785	914,212	754,133
Mortgage Discount & Fees	377	667	26,608	62,253
Total Operating Income	$ 14,054,660	$ 10,236,797	$ 38,157,270	$ 29,175,445
OPERATING EXPENSE
Interest	$ 4,431,814	$ 3,095,853	$ 11,732,673	$ 8,847,570
Utilities & Maintenance	1,994,123	1,528 599	5,560,718	4,494,113
Property Management	1,137,537	828,598	3,025,581	2,382,422
Taxes & Insurance	1,401,401	1,154,956	3,730,504	3,271,700
Advisory & Trustees Fees	294,841	170,980	818,673	613,245
Operating Expenses	129,158	166,722	500,763	296,492
Total Expense	$ 9,388,874	$ 6,945,708	$ 25,368,912	$ 19,905,542
OPERATING INCOME
(before reserves)	$ 4,665,786	$ 3,291,089	$ 12,788,358	$ 9,269,903
DEPRECIATION/AMORTIZATION	(2,274,918)	(1,558,161)	(6,117,282)	(4,449,057)
OPERATING INCOME (after reserves)	2,390,868	1,732,928	6,671,076	4,820,846
GAIN ON SALE OF INVESTMENTS	0	80,121	1,777,814	1,788,038
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP NET INCOME	(369,028)	(158,821)	(1,184,588)	(580,263)
NET INCOME	$ 2,021,840	$ 1,654,228	$ 7,264,301	$ 6,028,621
FUNDS FROM OPERATIONS *
Net Operating Income	$ 2,390,868	$ 1,732,928	$ 6,671,076	$ 4,820,846
Plus Depreciation	2,219,591	1,558,161	5,961,808	4,449,057
Minus Minority Interest Portion of Operating Partnership Net Income	(369,028)	(158,821)	(1,184,588)	(580,263)
FUNDS FROM OPERATIONS	$ 4,421,431	$ 3,132,268	$ 11,448,296	$ 8,689,640
PER SHARE
Operating Income (after reserves)	.11	.09	.32	.25
Gain on Sale of Investments	.00	.00	.09	.10
Total Income/Share	.11	.09	.41	.35
FUNDS FROM OPERATIONS *	.20	.18	.56	.50
DIVIDENDS PAID PER SHARE	.128	.12	.378	.345
Average Number of Shares Outstanding	21,652,944	17,772,327	20,549,278	17,263,056

*Funds from Operations is defined as income before gains (losses) on sales of investments, less minority interest of unitholders in operating partnership and extraordinary items, plus depreciation.

	01-31-00	01-31-99
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 7,264,301	$ 6,028,621
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,117,282	4,336,034
Minority interest portion of operating partnership income	1,184,588	580,263
Accretion of discount on contracts	(1,129)	(2,253)
Gain on Sale of Properties	(1,777,814)	(1,788,038)
Interest reinvested in investment certificates	258,941	291,804
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	(1,531,600)	1,494,087
(Increase) decrease in other assets	(328,976)	(104,074)
(Increase) decrease in tax and insurance escrow	(1,540,373)	(1,319,847)
(Increase) decrease in deferred charges	(866,186)	(227,911)
Increase (decrease) in accounts payable & accrued expenses	2,017,767	1,686,559
Net cash provided from operating activities	$10,796,801	$10,975,245

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities held to maturity	$ 268,784	$ 367,030
Principle payments on mortgage loans receivable	496,151	321,484
Proceeds from sale of property	296,462	3,045,454
Payments from acquisition and improvements of properties	(42,537,828)	(36,099,964)
Purchase of marketable securities available for sale	0	(181,250)
Investment in mortgage loan receivable	(902,102)	(46,500)
Net Cash used from investing activities	$(42,378,533)	$(32,593,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	$19,151,372	$10,866,530
Proceeds from investment certificates issued	2,965,096	3,064,421
Proceeds from mortgages payable	30,195,762	18,670,909
Proceeds from short-term lines of credit	13,300,000	8,250,000
Proceeds from sale of minority interest	1,000	4,245,197
Repurchase of shares/minority interest	(826,306)	(3,053,729)
Dividends/Distributions Paid	(8,035,753)	(2,730,164)
Redemption of investment certificates	(4,551,878)	(1,403,881)
Principal payments on mortgage loans	(3,236,968)	(2,587,223)
Payments on short-term lines of credit	(13,300,000)	(9,250,000)
Net cash provided from financing activities	$35,662,325	$26,072,060
NET INCREASE (DECREASE) IN CASH	$ 4,080,594	$ 4,453,559
CASH AT BEGINNING OF YEAR	$ 3,713,053	$ 2,132,220
CASH AT END OF 3RD QUARTER	$ 7,793,647	$ 6,585,779

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	01/31/00	01/31/99
Dividends reinvested	$ 4,703,902	$ 3,925,117
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual costs	2,122,200	5,366,291
Mortgage loan receivable transferred to property owned	0	1,701,308
Proceeds from Sale of Properties deposited directly with escrow agent	3,524,781	2,569,292
Properties acquired through the issuance of minority interest units in the operating partnership	19,208,469	1,055,525
Interest reinvested directly in investment certificates	258,941	291,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$10,656,200	$ 7,952,415
Interest paid on margin account and other	71,652	41,452
Interest paid on investment certificates	445,499	285,562
	$11,173,351	$8,279,429

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation. IRET's operating results through the third quarter of Fiscal 2000 continued to exceed the level expected at the beginning of the year. The addition of new properties to our real estate portfolio was responsible for most of the improvement aided by stable occupancy rates, rent increases and capital gains from real estate sales which, together, resulted in record levels of Funds from Operations and Net Income.

Funds from Operations. Funds from Operations for the third quarter of Fiscal 2000 increased to $4,241,431 from the year earlier figure of $3,132,268, an increase of $1,109,163 or 35%. On a per share basis, Funds from Operations for the third quarter were $.20 compared to the $.18 per share earned in the same period of Fiscal 1999, an increase of 11%. For the first nine months of Fiscal 2000, Funds from Operations increased to $11,448,296 from the year earlier figure of $8,689,640, an increase of $2,758,656 (32%). Per share results were $.56 per share, versus the year earlier amount of $.50 per share, an increase of 12%. This increase in Funds from Operations resulted primarily from increased rental income ($37,216,450 versus $28,359,059) caused by the addition of new rental properties to our portfolio, lower utility costs due to the mild winter, acceptable occupancy rates and modest increase in rents.

Net Income. For the third quarter, net income was $2,021,840 compared to $1,654,228 in the prior year, an improvement of $367,612. For the nine month period, net income was $7,264,301, compared to $6,028,621 in the prior year.

Operations. Our investment portfolio is performing very well. We anticipate a continued strong performance from our investment portfolio during the remainder of the current fiscal year. Overall, occupancy rates continue at a satisfactory level with above-normal occupancy rates in our Minnesota apartment properties and below normal rates in Montana and Kansas. The recent increase in interest rates will not have a material impact because nearly all of our loans have 10-year fixed interest rates. The mild winter has reduced utility expenses. The new properties that we are acquiring will, in our judgment, enhance the future financial results of IRET.

Acquisitions. The following properties were purchased or completed and added to our portfolio during the third quarter and are producing income:

COST
67-unit Apartment Complex with underground parking - Grand Forks, ND	$ 6,716,963
East Grand Forks Convenience Store/Retail Rental - East Grand Forks, MN	1,385,315
74,500 sq. ft. Office Building - Eden Prairie, MN	4,921,181
OPUS Office/Warehouse Properties - Eagan & Plymouth, MN	13,905,839
$26,929,298

Pending Acquisitions. The following apartment complexes are currently under construction by IRET:

COST
73-unit Apartment Community & Community Center (Phase I of the 219-unit Trail Ridge on 41st by IRET) - Rochester, MN	$ 6,000,000
67-unit Apartment Building (Cottonwood III Apartments) - Bismarck, ND	4,200,000
27-unit Complex - Jamestown, ND (Phase II)	1,600,000

     IRET has entered into purchase agreements for the following properties:

Edgewood Vista Assisted Living Center - Duluth, MN	$ 4,800,000
Med Park Strip Center - Grand Forks, ND	5,300,000
504-unit Jefferson Hills Apartment Community - Irving, TX	37,230,000
Edgewood Vista Care Units - Norfork, NE, Kalispell, MT, Hastings, NE, and Omaha, NE	1,900,000
84-unit Lancaster Place Apartment Community - St. Cloud, MN	3,100,000
Conseco Financial Office Building - Rapid City, SD	6,850,000
100,000 sq. ft. Medical Office Buildings - Master leased by Healthcare East, Maplewood and Woodbury, MN	21,700,000
Total Pending Acquisitions	$80,880,000

Financial Condition. IRET continues in a strong financial position. On January 31, 2000, cash and marketable securities totaled $11,047,847, compared to the $7,412,236 on hand at the beginning of the current fiscal year. Total assets were $389,605,799, compared to $291,493,311 at the beginning of the fiscal year. During the nine month period, liabilities have increased to $251,232,306, from the beginning figure of $191,229,475. Shareholder's equity increased to $107,329,750 from $85,783,294 on April 30, 1999.

Increased Dividend. IRET paid a regular dividend of 12.8 cents per share on January 14, 2000, to shareholders of record at the close of business on January 3, 2000. This was an increase from the 12.6 cents per share dividend paid on October 1, 1999, and was the 115th consecutive quarterly dividend paid by IRET.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K filed December 6, 1999, to report sales of Shares of Beneficial Interest and use of proceeds under Registration then in effect.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

By: /S/ Thomas A. Wentz, Sr.
    Thomas A. Wentz, Sr.
    Vice-President

Date: March 7, 2000