Form 10-K405
period 2000-04-30
INVESTORS REAL ESTATE TRUST
filed 2000-07-27
CIK 798359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K405

Annual Report Pursuant to
Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2000	Commission File No. 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of Registrant as specified in its charter)

(State or other jurisdiction of incorporation or organization) North Dakota	(IRS Employer Identification No.) 45-0311232

(Address of principal executive offices) 12 South Main, Suite 100, Minot, North Dakota	(Zip Code) 58701

(Registrant's Telephone Number, including area code)
701-837-4738

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Capital Shares of Beneficial Interest	Name of each exchange on which registered NASDAQ - Small Cap Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES __X__	NO_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SEC. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( X )

The aggregate market value of the Registrant's outstanding Capital Shares of Beneficial Interest held by non-affiliates is $160,140,496 based on the last reported sale price on May 31, 2000.

The number of shares outstanding as of April 30, 2000, was 22,452,069 Shares of Beneficial Interest (no par value).

Portions of the Trust's definitive proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

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

IRET has its only office in Minot, North Dakota, and operates principally in the northern plains states with its operating partnership owning real estate investments in the states of North Dakota, Minnesota, South Dakota, Georgia, Nebraska, Montana, Michigan, Colorado, Idaho, Washington, Arizona, Kansas and Texas.

IRET operates on a fiscal year ending April 30. For its past three fiscal years, its sources of operating revenue, total expenses, net real estate investment income, capital gain income, total income, and dividend distributions are as follows:

Fiscal Year Ending April 30,	2000	1999	1998
Revenue from Operations
Real Estate Rentals	$54,257,881	$38,785,287	$31,694,586
Interest, Discount & Fees	1,187,312	1,141,975	712,959
	$55,445,193	$39,927,262	$32,407,545
Expense	45,577,319	33,525,586	27,716,347
Net Real Estate Investment Income	$9,867,874	$ 6,401,676	$4,691,198
Gain on Sale of Investments (Capital Gain)	1,754,496	1,947,184	465,499
Allowance for Impaired Value of Real Estate	-1,319,316	-0	-0
Minority Interest of Unit Holders in Operating Partnership	-1,495,209	-744,725	-141,788
Net Income	$8,807,845	$7,604,135	$5,014,909
Per Share
Net Income	$.42	$.44	$.32
Dividends Paid	$.50	$.47	$.42

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

On April 30, 2000, IRET had no employees. Its business was conducted through the services of an independent contractor (Odell-Wentz & Associates, LLC, a North Dakota Limited Liability Company, having as its members Roger R. Odell and Thomas A. Wentz, Sr.) which serves as the advisor to the Trust. Since the inception of the Trust and until January 1, 1986, Roger R. Odell, 12 South Main, Minot, North Dakota, served as advisor to the trust, providing office facilities, administering day to-day operations of the Trust, and advising with respect to investments and investment policy. Effective January 1, 1986, the Trust entered into a revised advisory agreement with Mr. Odell and Thomas A. Wentz, Sr.Mr. Odell is the President of the Advisor and served as President of IRET from its inception until June 30, 2000, and is a graduate of the University of Texas, receiving his B.A. degree in 1947. He has been a resident of Minot, North Dakota since 1947. From 1947 to 1954, he was employed by Minot Federal Savings & Loan Association, serving as secretary of the association from 1952 to 1954. Since 1954, Mr. Odell has been a realtor in Minot, serving as an officer and stockholder Watne Realty Company from 1954 to January 1, 1970, and since that time as the owner of his own realty firm.

Mr. Wentz is Vice President and Chief Investment Officer of the Advisor and is a graduate of Harvard College and Harvard Law School, receiving his A.B. degree in 1957 and his L.L.B. degree in 1960. He has been a resident of Minot, North Dakota, since 1962. Until August 1, 1998, Mr. Wentz' principal occupation was the practice of law as a partner in the firm of Pringle & Herigstad, P.C., counsel to the Trust. Mr. Wentz currently serves as President and Chief Executive Officer of IRET.

Timothy P. Mihalick is Vice President and Chief Operating Officer of IRET and the Advisor. Mr. Mihalick is a graduate of Minot State University, receiving his B.A. degree in Business Administration in 1981.He has been employed by Odell-Wentz & Associates since 1981.Thomas A. Wentz, Jr. is Vice President and Legal Counsel of IRET and the Advisor. Mr. Wentz is a graduate of Harvard College, receiving his A.B. degree in 1988, and of the University of North Dakota Law School, receiving his J.D. degree in 1992.

Diane K. Bryantt is Secretary and Controller of IRET and the Advisor. She graduated from Minot State University in 1986, receiving a B.A. degree in Accounting. Mrs. Bryantt was employed by Bremer Bank in Minot, ND from 1989 to 1996. She has been an employee of Odell-Wentz & Associates since June of 1996.

On July 1, 2000, the real estate and tangible and intangible assets of Odell-Wentz & Associates, L.L.C. used in connection with its business as Advisor were acquired by IRET in exchange for 255,000 of IRET Limited Partnership Units. Thus, from July 1, 2000, IRET has been self-advised and all employees of the Advisor are now employees of IRET properties.

ITEM 2. RISK FACTORS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K405. In this section, "we" or "us" refers to IRET and "you" refers to IRET's shareholders.

RISKS DUE TO INVESTMENT IN REAL ESTATE
Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend upon the amount of revenues generated and expenses incurred. If properties do not generate revenues sufficient to meet operating expenses, debt service and capital expenditures, our results of operations and ability to make distributions to you and to pay amounts due on our debt will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses. These factors consequently can have an impact on the revenues from the properties and their underlying values. The financial results of major local employers may also have an impact on the revenues and value of certain properties.

Other factors may further adversely affect revenues from properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multi-family communities and commercial properties and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms.

If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our funds from operations would, and our ability to make expected distributions to you and to pay amounts due on our debt may, be adversely affected. There is also a risk that as leases on the properties expire, tenants will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels and the availability of financing also affect revenues from properties and real estate values.

DEVELOPMENT AND CONSTRUCTION PROJECTS MAY NOT BE COMPLETED OR COMPLETED SUCCESSFULLY
IRET is constructing apartment communities in Bismarck, North Dakota, and Rochester, Minnesota. As a general matter, property development and construction projects typically have a higher, and sometimes substantially higher, level of risk than the acquisition of existing properties. There can be no assurance that we will complete development of the properties currently under development or any other development project that we may undertake. Risks associated with our development and construction activities may include the following:

*	development opportunities may be abandoned;
*	construction costs of multifamily apartment communities may exceed original estimates, possibly making the communities uneconomical;
*	occupancy rates and rents at newly completed communities may not be sufficient to make the communities profitable;
*	financing for the construction and development of projects may not be available on favorable terms or at all;
*	construction and lease-up may not be completed on schedule; and
*	expenses of operating a completed community may be higher than anticipated.

In addition, development and construction activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention. Development and construction activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations.

INVESTMENTS IN NEWLY ACQUIRED PROPERTIES MAY NOT PERFORM IN ACCORDANCE WITH EXPECTATIONS
In the normal course of business, we typically evaluate potential acquisitions, enter into non binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, no assurance can be given that we will have the financial resources to make suitable acquisitions or that properties that satisfy our investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Such risks may include construction costs exceeding original estimates, possibly making a project uneconomical. Other risks may include financing not being available on favorable terms or at all and construction and lease-up may not be completed on schedule. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. In addition, there are general real estate investment risks associated with any new real estate investment. Although we undertake an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

ILLIQUIDITY OF REAL ESTATE AND REINVESTMENT RISK MAY REDUCE ECONOMIC RETURNS TO INVESTORS
Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To effect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets which no longer meet our investment criteria. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds in commercial and multifamily properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of commercial and multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than us. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of commercial and multifamily properties which meet our investment criteria, no assurance can be given that the proceeds realized from the disposition of assets which no longer meet our investment criteria can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest proceeds from the assets which no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have a material adverse effect on us. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

We will seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the nonrecognition provisions of Section 1031 of the Code to defer income taxation on the disposition of the exchanged property. For an exchange of such properties to qualify for tax-free treatment under Section 1031 of the Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the foregoing time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

All of the properties currently owned by us are located in developed areas. There are numerous other real estate companies, many of which have greater financial and other resources than we have, within the market area of each of the properties which will compete with us for tenants and development and acquisition opportunities. The number of competitive properties and real estate companies in such areas could have a material effect on (1) our ability to rent our real estate properties and the rents charged and (2) development and acquisition opportunities. The activities of these competitors could cause us to pay a higher price for a new property than we otherwise would have paid or may prevent us from purchasing a desired property at all, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

GEOGRAPHIC CONCENTRATION OF PROPERTIES DEPENDENCE ON GREAT PLAINS REGION
Our portfolio is primarily located in the north central states of North and South Dakota, Minnesota and Montana.  IRET also has significant investments in Nebraska, Kansas, Colorado, and Texas. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other properties and alternative forms of housing. In that regard, certain of these areas have in the recent past experienced economic recessions and depressed conditions in the local real estate markets. To the extent general economic or social conditions in any of these areas deteriorate or any of these areas experiences natural disasters, the value of the portfolio, our results of operations and our ability to make distributions to you and to pay amounts due on our debt could be materially adversely affected.

INABILITY TO IMPLEMENT GROWTH STRATEGY; POTENTIAL FAILURE TO IDENTIFY, ACQUIRE OR INTEGRATE NEW ACQUISITIONS
Our future growth will be dependent upon a number of factors, including our ability to identify acceptable properties for development and acquisition, complete acquisitions and developments on favorable terms, successfully integrate acquired and newly developed properties, and obtain financing to support expansion. There can be no assurance that we will be successful in implementing our growth strategy, that growth will continue at historical levels or at all, or that any expansion will improve operating results. The failure to identify, acquire and integrate new properties effectively could have a material adverse affect on us and our ability to make distributions to you and to pay amounts due on our debt.

A substantial portion of our growth over the last several years has been attributable to acquisitions. We intend to continue to acquire both stabilized commercial and multifamily properties to the extent we identify properties that meet our investment criteria.  Acquisitions of new properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment, including unexpected maintenance problems.

RESTRICTIONS ON THE OPERATIONS OF THE OPERATING PARTNERSHIP
IRET's properties are held by IRET Properties, a North Dakota Limited Partnership, which is referred to in this Annual Report on Form 10-K405 as the "Operating Partnership." We are the sole managing member of the Operating Partnership and, as of April 30, 2000, held approximately an 83% equity interest in the Operating Partnership. The remaining equity interests in the Operating Partnership are held by third parties as non managing members.

The Operating Partnership has contracted with most of these third party Limited Partners not to sell the real estate property contributed by that Limited Partner during his or her lifetime.  Such restriction may prevent the sale of such property even though a sale would be advisable.

UNINSURED AND UNDERINSURED LOSSES; LIMITED INSURANCE COVERAGE
We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties with certain policy specifications, limits and deductibles.  No assurance can be given that such coverage will be available on acceptable terms or at an acceptable cost, or at all, in the future, or if obtained, that the limits of those policies will cover the full cost of repair or replacement of covered properties. In addition, there may be certain extraordinary losses (such as those resulting from civil unrest) that are not generally insured (or fully insured against) because they are either uninsurable or not economically insurable. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property and would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

ADVERSE CHANGES IN LAWS MAY AFFECT OUR POTENTIAL LIABILITY RELATING TO THE PROPERTIES AND OUR OPERATIONS
Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to all tenants in the form of higher rents, and may adversely affect our cash available for distribution and our ability to make distributions to you and to pay amounts due on our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.  In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenues or increase operating costs.

POTENTIAL EFFECT ON COSTS AND INVESTMENT STRATEGY FROM COMPLIANCE WITH LAWS BENEFITING DISABLED PERSONS
A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on us with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial, and limits or restrictions on construction or completion of certain renovations may limit implementation of our investment strategy in certain instances or reduce overall returns on our investments, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. We review our properties periodically to determine the level of compliance and, if necessary, take appropriate action to bring such properties into compliance. We believe, based on property reviews to date, that the costs of such compliance should not have a material adverse effect on us. Such conclusions are based upon currently available information and data, and no assurance can be given that further review and analysis of our properties, or future legal interpretations or legislative changes, will not significantly increase the costs of compliance.

LIABILITIES ASSUMED MAY EXCEED EXPECTATIONS
We acquire properties either by acquiring title to the properties and related assets (plus assumption of associated contractual obligations of the contributing parties) or by acquiring all of the ownership interests in the partnerships or limited liability companies which held such properties.  As a matter of law, we automatically assume all of the liabilities (known, unknown or contingent) of the partnerships and limited liability companies whose ownership interests were acquired by us, potentially including liabilities unrelated to the properties conveyed pursuant to such transfer. Moreover, even in cases where title to the properties and related assets (rather than ownership interests therein) were acquired by us, the legal doctrine of successor liability may give creditors of and claimants against the prior owners the right to hold us responsible for liabilities which arose with respect to such properties prior to their acquisition by us, whether or not such liabilities were expressly assumed by us.

As a result of the foregoing, there can be no assurance that we will not be subject to liabilities and claims arising from events which occurred or circumstances which existed prior to our acquisition of those properties, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

RISKS DUE TO REAL ESTATE FINANCING
We anticipate that future developments and acquisitions will be financed, in whole or in part, under various construction loans, lines of credit, other forms of secured or unsecured financing or through the issuance of additional debt or equity by us. We expect periodically to review our financing options regarding the appropriate mix of debt and equity financing. Equity, rather than debt, financing of future developments or acquisitions could have a dilutive effect on the interests of our existing shareholders. Similarly, there are certain risks involved with financing future developments and acquisitions with debt, including those described below. In addition, if new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for such properties may not be available or may be available only on disadvantageous terms or that the cash flow from new properties will be insufficient to cover debt service. If a newly developed or acquired property is unsuccessful, our losses may exceed our investment in the property. Any of the foregoing could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt.

POTENTIAL INABILITY TO RENEW, REPAY OR REFINANCE OUR DEBT FINANCING
We are subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due or that the terms of any renewal or refinancing will not be as favorable as the terms of such indebtedness. If we were unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of the properties on disadvantageous terms, which might result in losses to us. Such losses could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

INCREASE IN COST OF INDEBTEDNESS DUE TO RISING INTEREST RATES
We have incurred and expect in the future to incur indebtedness which bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on us and our ability to make distributions to you or cause us to be in default under certain debt instruments (including our debt). In addition, an increase in market interest rates may lead holders of our common shares to demand a higher yield on their shares from distributions by us, which could adversely affect the market price for IRET Shares of Beneficial Interest.

POTENTIAL INCURRENCE OF ADDITIONAL DEBT AND RELATED DEBT SERVICE
We currently fund the acquisition and development of multifamily communities partially through borrowings (including our line of credit) as well as from other sources such as sales of properties which no longer meet our investment criteria or the contribution of property to joint ventures. We could become more highly leveraged, resulting in an increase in debt service, which could have a material adverse effect on us and our ability to make distributions and to pay amounts due on our debt and in an increased risk of default on our obligations.

POTENTIAL LIABILITY UNDER ENVIRONMENTAL LAWS
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances in, on, around or under such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of, or failure to remediate properly, such substances may adversely affect the owner's or operator's ability to sell or rent the affected property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos- containing materials and other hazardous or toxic substances. The operation and subsequent removal of certain underground storage tanks are also regulated by federal and state laws. In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines, and claims for injuries to persons and property.

Our current policy is to obtain a Phase I environmental study on each property we seek to acquire and to proceed accordingly. No assurance can be given, however, that the Phase I environmental studies or other environmental studies undertaken with respect to any of our current or future properties will reveal all or the full extent of potential environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition unknown to us, that a material environmental condition does not otherwise exist as to any one or more of such properties or that environmental matters will not have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. We currently carry no insurance for environmental liabilities.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, we may have liability with respect to properties previously sold by us or our predecessors.

PROVISIONS WHICH COULD LIMIT A CHANGE IN CONTROL OR DETER A TAKEOVER
In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our shareholders, our articles of incorporation provide, among other things, that if the Board determines, in good faith, that direct or indirect ownership of IRET Shares of Beneficial Interest has or may become concentrated to an extent that would prevent us from qualifying as a REIT, the Board may prevent the transfer or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of the Board) of a number of shares sufficient in the opinion of the Board to maintain or bring the direct or indirect ownership of IRET Shares of Beneficial Interest into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of us by a third-party without consent of the Board.

TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALITY AS A REIT
Although management believes that we are organized and are operating so as to qualify as a REIT under the Code, no assurance can be given that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 90% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non qualifying sources such as income from third-party management represents more than 10% of our gross income in any taxable year, we will not satisfy the 90% income test and may fail to qualify as a REIT, unless certain relief provisions apply, and, even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Additionally, to the extent the Operating Partnership or certain other subsidiaries are determined to be taxable as a corporation, we would not qualify as a REIT, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Finally, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. In addition, unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce funds available for investment or distributions to you because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make distributions to you. To the extent that distributions to you would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax.

ITEM 3. PROPERTIES

IRET is a qualified "real estate investment trust" under Section 856-858 of the Internal Revenue Code, and is in the business of making passive investments in real estate equities and mortgages. These real estate investments are managed by independent contractors on behalf of IRET.

SUMMARY OF REAL ESTATE INVESTMENT PORTFOLIO

	April 30, 2000
Real Estate Owned	$449,919,890
Less Depreciation Reserve	-33,232,952
	$416,686,938	96.2%

Mortgage Loans Receivable	1,650,284
Less Unearned Discounts and Allowances	-120,706
	$1,529,578.4%

OTHER ASSETS

	April 30, 2000
Cash and Marketable Securities	$6,623,495
Deposits and Accruals	8,138,288
Total Other Assets	$14,761,783	3.4%
TOTAL ASSETS	$432,978,299	100.0%

The remainder of this page has been intentionally left blank.

SUMMARY OF INDIVIDUAL PROPERTIES

COMMERCIAL PROPERTIES

STATE & CITY	PROPERTY TYPE	SQUARE FEET	INVESTMENT	FISCAL 2000 OCCUPANCY

COLORADO
Evergreen
Evergreen-72	Strip Mall	40,000	$1,409,445	100.00%
Colorado Total		40,000	$1,409,445	100.00%
GEORGIA
Lithia Springs
Wedgewood	Retirement Center	29,408	$3,971,878	100.00%
Georgia Total		29,408	$3,971,878	100.00%
IDAHO
Boise
America's Best	Furniture Store	139,198	$4,788,094	100.00%
Idaho Total		139,198	$4,788,094	100.00%
MICHIGAN
Kentwood
Comp USA	Retail	16,000	$2,113,574	100.00%
Michigan Total		16,000	$2,113,574	100.00%
MINNESOTA
Duluth (Hermantown)
Edgewood Vista	Assisted Living	10,400	$4,212,400	100.00%
Eagan
Lexington Commerce	Office Building	89,840	5,489,322	100.00%
S.E. Tech Center	Office Building	58,300	6,111,371	100.00%
East Grand Forks
Corner Express	Convenience Store	14,490	1,385,315	100.00%
Edgewood Vista	Assisted Living	10,778	899,821	100.00%
Eden Prairie
Flying Cloud Drive	Office Building	61,217	4,921,181	100.00%
Lindberg Building	Office / Warehouse	40,941	1,608,535	100.00%
ViroMed	Office Building	48,700	4,863,634	100.00%
Maple Grove
Northgate II	Office Building	25,999	2,340,064	100.00%
Moorhead
Pioneer Seed Co.	Office/Warehouse	75,900	653,876	100.00%
Rochester
Maplewood Square	Strip Mall	118,397	11,898,946	97.96%
Minnesota Total		554,962	$44,384,465	99.34%
MONTANA
Belgrade
Edgewood Vista	Assisted Living	5,200	$448,896	100.00%
Billings
Creekside Office Park	Office Building	37,318	1,739,142	72.18%
Edgewood Vista	Assisted Living	11,971	980,218	100.00%
Missoula
Edgewood Vista	Assisted Living	10,314	962,428	100.00%
Montana Total		64,803	$4,130,684	82.34%

STATE & CITY	PROPERTY TYPE	SQUARE FEET	INVESTMENT	FISCAL 2000 OCCUPANCY

NEBRASKA
Columbus
Edgewood Vista	Assisted Living	5,200	$448,780	100.00%
Grand Island
Edgewood Vista	Assisted Living	5,200	448,780	100.00%
Omaha
Ameritrade	Office Building	73,774	8,306,535	100.00%
Barnes & Noble	Retail Bookstore	27,500	3,699,197	100.00%
Under Construction
Hastings, Omaha, Freemont Edgewood Vista	Assisted Living	15,600	209,587	n/a
Nebraska Total		127,274	$13,112,879	100.00%
NORTH DAKOTA
Bismarck
Lester Chiropractic	Office Building	5,400	$268,917	100.00%
Fargo
Barnes & Noble	Retail	30,000	3,292,012	100.00%
Petco	Retail	18,000	1,278,934	100.00%
Stone Container	Office/Manufacturing	151,850	4,998,485	100.00%
Great Plains Software	Campus Facility	121,600	15,375,154	100.00%
Grand Forks
Carmike Theatre	Retail	28,300	2,545,737	100.00%
MedPark Mall	Retail	45,328	5,492,362	100.00%
Minot
114 South Main Street	Retail	3,500	111,996	100.00%
1st Avenue Building	Office Building	15,900	530,462	50.97%
401 South Main & 408 1st Street SE	Office Building/Parking	11,200	660,214	87.07%
Arrowhead	Retail/Office	80,000	2,912,822	100.00%
Corner Express	Retail	4,674	1,581,260	100.00%
Edgewood Vista	Assisted Living	97,821	6,270,707	100.00%
Minot Plaza	Retail	10,020	509,954	92.50%
North Dakota Total		623,593	$45,829,016	97.81%
SOUTH DAKOTA
Sioux Falls
Edgewood Vista	Assisted Living	11,971	$974,739	100.00%
South Dakota Total		11,971	$974,739	100.00%
TOTAL COMMERCIAL		1,607,209	$ 120,714,774	97.77%

The remainder of this page has been intentionally left blank.

APARTMENT COMMUNITIES

STATE & CITY	UNITS	INVESTMENT	FISCAL 2000 OCCUPANCY

COLORADO
Colorado Springs
Neighborhood	192	$11,291,683	95.18%
Ft. Collins
MiraMont	210	14,315,599	93.92%
Pine Cone	195	13,230,150	95.35%
Colorado Total	597	$38,837,432	94.77%
IDAHO
Boise
Clearwater	60	$3,833,486	94.32%
Idaho Total	60	$3,833,486	94.32%
KANSAS
Topeka
Crown Colony	220	$10,643,038	82.65%
Sherwood	300	15,898,882	88.53%
Total Kansas	520	$26,541,920	86.10%
MINNESOTA
Moorhead
Terrace on the Green	116	$2,123,889	92.45%
Rochester
Woodridge	108	6,723,956	99.94%
Heritage Manor	182	7,598,173	99.43%
Sunset Trail	n/a	3,028,409	n/a
St. Cloud
West Stonehill	313	11,649,087	99.66%
Park Meadows	360	11,400,635	97.67%
Lancaster Place	84	3,188,120	89.28%
Total Minnesota	1,163	$45,712,269	98.47%
MONTANA
Billings
Castle Rock	165	$5,709,639	85.34%
Country Meadows I	67	4,357,240	94.16%
Rocky Meadows	98	6,715,749	91.41%
Country Meadows II	67	4,332,287	n/a
Rimrock	78	3,867,625	93.02%
Total Montana	475	$24,982,540	88.96%
NORTH DAKOTA
Bismarck
Cottonwood Lake	134	$12,106,636	85.91%
Crestview	152	4,804,503	89.43%
Garden Grove	92	3,066,138	89.31%
Kirkwood Manor	108	3,621,223	92,21%
North Pointe	49	2,418,464	98.10%
Pebble Creek	18	756,693	99.18%
Westwood Park	64	2,172,163	98.27%

STATE & CITY	UNITS	INVESTMENT	FISCAL 2000 OCCUPANCY
Dickinson
Eastwood	38	445,272	76.44%
Century	120	2,205,494	81.21%
Oak Manor	27	361,033	94.72%
Fargo
Candlelight	44	932,070	98.84%
Park East	122	5,066,651	98.54%
Sunchase	36	1,039,845	98.96%
Grand Forks
Forest Park Estates	270	7,304,715	95.71%
Landmark Estates	121	2,191,033	76.44%
Legacy	183	10,893,125	98.23%
Legacy - Underground	67	6,844,516	n/a
Southwinds	164	5,778,731	95.93%
Valley Park Manor	168	4,520,008	95.90%
Minot
Chateau	64	2,444,200	97.43%
Colton Heights	18	957,199	99.06%
Dakota Arms	18	621,189	99.10%
Magic City	248	5,549,059	96.01%
South Pointe	196	10,310,803	98.22%
Southview	24	724,212	90.68%
Williston
Century	192	3,954,445	66.43%
Other Communities
Beulah Condominiums	26	474,980	57.50%
The Meadows - Jamestown	54	3,718,609	n/a
Bison Properties - Carrington & Cooperstown	35	227,376	76.99%
Lonetree Manor - Harvey	12	227,376	86.43%
Parkway Apartments - Beulah	36	143,980	78.26%
Sweetwater Properties - D.L. & Grafton	114	1,573,838	77.40%
North Dakota Total	3,014	$107,836,564	91.68%
NEBRASKA
Lincoln
Thomasbrook	264	$9,572,130	94.62%
Nebraska Total	264	$9,572,130	94.62%
SOUTH DAKOTA
Rapid City
Pointe West	90	$3,997,816	94.37%
Sioux Falls
Oakwood Estates	160	5,548,406	97.35%
Oxbow	120	5,010,541	99.36%
Prairie Winds	48	2,002,844	99.60%
South Dakota Total	418	$16,559,607	97.56%
TEXAS
Irving
Dakota Hill at Valley Ranch	504	$37,473,258	90.13%
Texas Total	504	$37,473,258	90.13%

STATE & CITY	UNITS	INVESTMENT	FISCAL 2000 OCCUPANCY

WASHINGTON
Vancouver
Ivy Club	204	$11,737,597	91.35%
Van Mall Woods	100	6,118,313	95.60%
Washington Total	304	$17,855,910	92.81%
TOTAL APARTMENT COMMUNITIES	7,319	$329,205,117	93.24%

   n/a = Property held less than 12 months.

*	TITLE The title to all of the above properties is in the name of either IRET Properties, a North Dakota Limited Partnership, IRET or a wholly-owned subsidiary of IRET, in fee simple (in each case,IRET has in its files an attorney's title opinion or a title insurance policy evidencing its title).
*	INSURANCE In the opinion of management, all of said properties are adequately covered by casualty and liability insurance.
*	PLANNED IMPROVEMENTS There are no plans for material improvements to any of the above properties.
*	CONTRACTS OR OPTIONS TO SELL As of April 30, 2000, IRET had not entered into any contracts or options to sell any of the above properties.
*	OCCUPANCY AND LEASES Occupancy rates shown above are for the fiscal year ended April 30, 2000. In the case of apartment properties, lease arrangements with individual tenants vary from month-to-month to one-year leases, with the normal term being six months. Leases on commercial properties vary from one year to 20 years.

The remainder of this page has been intentionally left blank.

SUMMARY OF REAL ESTATE INVESTMENT BY STATE

STATE	TOTAL REAL ESTATE INVESTMENT	PERCENT OF TOTAL

COLORADO
Residential	$38,837,432
Commercial	1,409,445
Total	$40,246,877	9%
GEORGIA
Commercial	$3,971,878
Total	$3,971,878	1%
IDAHO
Commercial	$4,788,094
Residential	3,833,486
Total	$8,621,580	2%
KANSAS
Residential	$26,541,920
Total	$26,541,920	6%
MICHIGAN
Commercial	$2,113,574
Total	$2,113,574	<1%
MINNESOTA
Commercial	$44,384,465
Residential	$45,712,269
Total	$90,096,734	20%
MONTANA
Commercial	$4,130,684
Residential	24,982,540
Total	$29,113,224	6%
NORTH DAKOTA
Commercial	$45,829,016
Residential	$ 107,836,564
Total	$ 153,665,580	34%
NEBRASKA
Commercial	$13,112,879
Residential	9,572,130
Total	$22,685,009	5%
SOUTH DAKOTA
Commercial	$974,739
Residential	16,559,607
Total	$17,534,346	4%
TEXAS
Residential	$37,473,258
Total	$37,473,258	8%
WASHINGTON
Residential	$17,855,910
Total	$17,855,910	4%

TOTAL	$449,919,890	100%

MORTGAGE LOANS RECEIVABLE

LOCATION	REAL ESTATE SECURITY	04/30/00 BALANCE	RATE
Gilbert, AZ
NE 1/4-27-2-6	Commercial Land	$598,843	8%
Other Mortgages
Over $100,000		1,003,242	8-11%
$50,000 to $99,999		0	n/a
$20,000 to $49,999		45,930	8%
Less than $20,000		2,269	7%
TOTAL		1,650,284
Unearned Discounts		-392
Allowance for Losses		-120,314
		$1,529,578

ITEM 4.  LEGAL PROCEEDINGS

IRET is not involved in any legal proceedings or litigation other than normal collection matters that will not have a material impact on financial results.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the August 17, 1999, Annual Shareholders' meeting, the only matters submitted to a vote of security holders were the election of ten Trustees and ratification of the re-appointment of the independent certified public accountants.

PART II

ITEM 6.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND SECURITY HOLDER MATTERS

Since October 17, 1997, IRET Shares of Beneficial Interest have traded on the NASDAQ Small Cap market under the symbol IRETS.

Closing Price Range

Fiscal Quarter Ended	High	Low	Total Volume	Total Trades
04/30/98	.344	7.031	437,487	196
07/31/98	7.250	7.000	359,835	118
10/31/98	7.500	7.000	489,586	232
01/31/99	7.688	7.000	343,128	249
04/30/99	8.000	7.000	445,900	313
07/31/99	17.875	7.063	1,306,290	754
10/31/99	10.500	7.000	962,576	746
01/31/00	8.375	7.250	620,291	737
04/30/00	8.125	7.125	1,170,063	1,178

During Fiscal 2000, IRET also offered primary Shares of Beneficial Interest for sale to the public under Best Efforts offerings through various brokers registered with the National Association of Securities Dealers. Primary shares were sold at $8.10 per share from 06/04/99 through 07/22/99 and at $8.20 per share from 09/01/99 until 11/19/99 and at $8.40 per share from 12/14/99 through the end of Fiscal 2000. IRET also repurchased its shares during Fiscal 2000. Following is a two-year summary, by quarter-year, of the sale of primary shares and repurchase of shares by IRET:

	SHARES	DOLLARS
05/01/98 Beginning Balance	16,391,412	$74,708,559

Quarter Ended 07/31/98
Shares Sold	573,081	$4,075,505
Commissions Paid		-148,902
Shares Repurchased	-197,124	-1,389,936
	16,767,369	$77,245,225
Quarter Ended 10/31/98
Shares Sold	768,922	$5,565,703
Commissions Paid		-290,653
Shares Repurchased	-126,336	-912,133
	17,409,955	$81,608,143
Quarter Ended 01/31/99
Shares Sold	793,599	$5,689,642
Commissions Paid		-356,872
Shares Repurchased	-68,853	-514,881
	18,134,701	$86,426,032
Quarter Ended 04/30/99
Shares Sold	994,953	$7,620,458
Commissions Paid		-480,732
Shares Repurchased	-62,700	-469,938
	19,066,954	$93,095,819
Quarter Ended 07/31/99
Shares Sold	856,738	$7,172,603
Commissions Paid		-466,368
	19,923,692	$99,802,054
Quarter Ended 10/31/99
Shares Sold	1,216,465	$9,789,966
Commissions Paid		-497,488
	21,140,157	$109,094,532

	SHARES	DOLLARS

Quarter Ended 01/31/00
Shares Sold	850,779	6,881,751
Commissions Paid		-310,900
	21,990,936	$115,665,383
Quarter Ended 04/30/00
Shares Sold	461,133	$3,887,039
Commissions Paid		-319,252
	22,452,069	119,233,170

ITEM 7.  SALE OF SHARES OF BENEFICIAL INTEREST

IRET files this Report of Sales of Securities and Use of Proceeds therefrom in accordance with Rule 463 (17 CFR 230.463).

*	Effective date of the registration statement for which this form is filed:
December 14, 1999
*	SEC file number assigned to the registration statement:
333-90691
*	IRET CUSIP Number:
461730
*	The date the offering commenced:
December 14, 1999
*	All shares registered under the offering were sold.
*	The offering terminated on May 23, 2000.
*	The name(s) of the managing underwriter(s) are:
American Heartland Investments, Inc.
American Investment Services, Inc.
Berthel Fisher Financial Services, Inc.
Eagle One Investments, L.L.C.
Fintegra Financial Solutions
First Montauk Securities Corp.
Garry Pierce Financial Services, L.L.P.
Huntingdon Securities Corporation
Inland National Securities, Inc.,
Invest Financial
Investment Centers of America, Inc.
ND Capital, Inc.
Netcap Preferred Equity, Ltd.
Primevest Financial Services, Inc.
Proequities, Inc.
*	The title and code of each class of securities registered: Title of Security - (01) Shares of Beneficial Interest Code - EQ
*	The following table shows the amount and aggregate offering price of securities registered and sold for the account of the issuer:

Title of Security	Amount Registered	Aggregate Price of Offering Amount Registered	Amount Sold	Aggregate Offering Price of Amount Sold
Shares of Beneficial Interest	1,000,000	$8,400,000	1,000,000	$8,400,000

*	The following is the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Underwriting discounts and commissions	$0	$ 558,034
(02) Finders' Fees	$0	$0
(03) Expenses paid to or for underwriters	$0	$0
(04) Other expenses	$0	$30,521
(05) Total Expenses	$0	$ 588,555

*	The net offering proceeds to the issuer after the total expenses listed above. $ 7,811,445
*	The amount of net offering proceeds to the issuer used for each of the purposes listed below.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Construction of plant, building and facilities	$0	$0
(02) Purchase and installation of machinery and equipment	$0	$0
(03) Purchase of real estate	$ 0	$7,811,445
(04) Acquisition of other businesses(es)	$0	$0
(05) Total Expenses	$0	$0
(06) Working Capital	$0	$0
Temporary investment (specify) - None.
Other purposes (specify) - None.

The use of proceeds shown above does not represent a material change in the use of proceeds described in the prospectus.

As of May 31, 2000, IRET had 4,373 shareholder accounts, compared to 3,972 on the same date in 1999. No shareholder held 5% or more of the 22,452,069 Shares of Beneficial Interest outstanding on 05/31/00. IRET has no other classes of stock and there were no warrants, stock options or other contractual arrangements requiring the issuance of its stock (other than "exchange rights" of holders of Limited Partnership Units in IRET Properties, the operating partnership of IRET).

IRET has paid quarterly dividends since July 1, 1971. Dividends paid during the past three fiscal years were as follows:

Fiscal Year	2000	1999	1998
July 1st	$.124	$.1100	$.10125
October 1st	.126	.1150	.10300
January 16th (15th)	.128	.1200	.10500
April 1st	.130	.1225	.10700
	$.508	$.4675	$.41625

Item 8. Selected Financial Data

	2000	1999	1998	1997	1996
Consolidated Income Statement Data
Revenue	$55,445,193	$39,927,262	$32,407,545	$23,833,981	$18,659,665
Income before gain/loss on properties and minority interest	9,867,874	6,401,676	4,691,198	3,499,443	3,617,807
Gain on repossession/ Sale of properties	1,754,496	1,947,184	465,499	398,424	994,163
Loss on Impairment of Properties	-1,319,316	0	0	0	0
Minority interest of portion of operating partnership income	-1,495,209	-744,725	-141,788	-18	0

Net income	8,807,845	7,604,135	5,014,909	3,897,849	4,611,970
Consolidated Balance Sheet Data
Total real estate investments	$418,216,516	$280,311,442	$213,211,369	$177,891,168	$122,377,909
Total assets	432,978,299	291,493,311	224,718,514	186,993,943	131,355,638
Shareholders' equity	109,920,591	85,783,294	88,152,626	59,997,619	50,711,920
Consolidated Per Share Data (basic and diluted)
Income before gain/loss on properties and minority interest	$.47	$37	$.30	$.25	$ .30
Net Income	.42	.44	.32	.28	.38
Dividends	.51	.47	.42	.39	.37

CALENDAR YEAR	1999	1998	1997	1996	1995
Tax status of dividend
Capital gain	30.3%	6.3%	2.9%	21.0%	1.6%
Ordinary income	69.7%	76.0%	97.1%	79.0%	98.4%
Return of capital	0%	17.7%	0.0%	0.0%	0.0%

ITEM 9.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General : IRET has operated as a 'real estate investment trust' under Sections 856-858 of the Internal Revenue Code since its formation in 1970 and is in the business of owning income-producing real estate investments.

On February 1, 1997, IRET restructured itself as an Umbrella Partnership Real Estate Investment Trust (UPREIT). IRET, through its wholly owned subsidiary, IRET, Inc., is the general partner of IRET Properties, a North Dakota limited partnership (the 'Operating Partnership'). All business operations for IRET are conducted through the Operating Partnership. On July 1, 2000, IRET became 'self-advised' as a result of the acquisition of the advisory business and assets of Odell-Wentz & Associates, L.L.C. IRET Properties issued 255,000 of its Limited Partnership units to Odell-Wentz & Associates, L.L.C. in exchange for those assets. The valuation was determined by independent appraisal of the business and assets. All employees of the Advisory Company became employees of IRET Properties on July 1, 2000.

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

RESULTS FROM OPERATIONS

Fiscal Year 2000 Compared to Fiscal Years 1999 and 1998

OVERVIEW On April 30, 2000, IRET celebrated it's 30th anniversary as a Real Estate Investment Trust. In the opinion of management, this 30th year was IRET's best year ever.

The following is a summary of the major events and results of IRET's Fiscal Year 2000 which will be commented on in more detail in the balance of this discussion.

Funds from Operations increased to $16,832,777 from $11,623,825 an increase of $5,208,952 (45%). On a per share basis, FFO increased from .68¢ per share to .80¢ per share, an increase of 18% (.04¢ of this increase resulted from the straight-line rent recorded which increased rental income by $831,364 representing rents to be collected in future years on long-term commercial leases.)

Net Income increased to $8,807,845 from $7,604,135 even after a $1,319,316 provision for an impairment of value allowance on two real estate properties - America's Best furniture store - Boise, Idaho and the First Avenue Building - Minot, North Dakota.

Revenues increased to $55,445,193 from $39,927,262, an increase of $15,517,931 or 39%.

Real Estate Owned increased to $449,919,890 from $295,825,839, an increase of $154,094,051 or 52%. This increase is after establishment of a loss reserve of $1,319,316 reflecting a write-down on the Boise furniture store and the First Avenue Building in Minot. Both properties are producing rental income below that necessary to justify their carrying values. Accordingly, a loss reserve has been established for this impairment of value.

Shareholder Equity increased to $109,920,591 from $85,783,294, an increase of $24,137,297 or 28%. In addition, $20,647,039 of equity capital was contributed to the Operating Partnership in UPREIT transactions for a total increase in equity capital of $44,784,336.

Dividends increased to 50.8 cents per share from 46.75 cents, an increase of 4.05 cents (8.7%).

"Self-Advised" Status. On July 1, 2000, IRET became "self-advised" when the Advisory business assets of Odell-Wentz and Associates, L.L.C. were acquired by IRET's Operating Partnership

FUNDS FROM OPERATIONS Funds from operations of the Operating Partnership (taxable income increased by non-cash deductions of real estate asset depreciation and amortization, and reduced by capital gain income and other extraordinary income items) for Fiscal 2000 increased to $16,832,777 ($.805 per share) from the Fiscal 1999 amount of $11,623,825 ($.6753 per share), compared to $9,447,425 ($.6042 per share) for Fiscal 1998. The Fiscal 2000 computation of FFO includes $831,364 ($.0398 per share) of "straight-line rent." Due to an accounting pronouncement which impacts many of our new long-term commercial leases, we are required to recognize as income rents from commercial leases that will not be received until future years.  IRET has several commercial properties with leases that provide for periodic rent increases. This pronouncement requires that we calculate the total rents that will be received under each lease and report as income a pro-rata amount each year.  Thus, we will report more rent than actually received in the early years of the lease and less rent in the later years.  We will report each year the amount of the total difference between the cash actually received in that year and the "straight-line amount" that must be used in our financial reports. The remainder of these increases in funds from operations resulted primarily from increased revenues from existing and newly acquired rental properties as detailed below.

NET INCOME
The Operating Partnership's income for Fiscal Year 2000 increased to $8,807,845 from $7,604,135 earned in Fiscal 1999 and $5,014,909 earned in Fiscal 1998. Again, the Fiscal 2000 figure includes the extra $831,364 of "straight-line rent" explained above and also includes a deduction of $1,319,316 for an impairment loss reserve established for the Boise, Idaho furniture store and the First Avenue Building in Minot, North Dakota. On a per share basis, net income was $.42 per share in Fiscal 2000 compared to $.44 in Fiscal 1999 and $.32 in Fiscal 1998.

These increases in net income resulted primarily from increased rental income, with the exact changes in revenues and expenses detailed below.

REVENUES
Total revenues of the Operating Partnership for Fiscal 2000 were $55,445,193, compared to $39,927,262 in Fiscal 1999 (an increase of 38%) and $32,407,545 in Fiscal 1998. The increase in revenues received during Fiscal 2000 in excess of the prior year revenues was $15,517,931. This increase resulted from:

Rent from 27 properties acquired/completed in Fiscal 2000	$10,206,154
Rent from 12 properties acquired in Fiscal 1999 in excess of that received in 1999	4,419,227
An increase in rental income on existing properties	579,151
A decrease in rent on the Boise, Idaho Furniture Store (bankruptcy of tenant)	-38,622
A decrease in rent - properties sold during 1999	-524,680
An increase in interest income	45,337
An increase in rent (straight-line calculations)	831,364
$15,517,931

The increase in revenues received during Fiscal 1999 in excess of that received during Fiscal 1998 was $7,519,717.  This increase resulted from:

Rent from 12 properties acquired in Fiscal 1999	$3,182,170
Rent from 7 properties acquired in Fiscal 1998 in excess of that received in Fiscal 1998	3,245,774
An increase in rental income on existing properties	1,081,995
An increase in interest income	429,016
A decrease in rent on the Boise, Idaho Furniture Store (bankruptcy of tenant)	-30,877
A decrease in rent - properties sold during 1999	-388,091
$7,519,717

As shown by the above analysis, the Fiscal 2000 and 1999 increases in revenues resulted primarily from the addition of new real estate properties to the operating partnership's portfolio. Rents received on properties owned at the beginning of Fiscal 1999 increased by $1,081,995 in Fiscal 1999 and another $579,151 in Fiscal 2000. Thus, the new properties acquired during Fiscal Years 1999 and 2000 generated most of the new revenues during the past two years.

CAPITAL GAINS
The Operating Partnership realized capital gain income for Fiscal 2000 of $1,754,496. This compares to $1,947,184 of capital gain income recognized in Fiscal 1999 and the $465,499 recognized in Fiscal 1998. IRET will continue to seek to market several of its older and smaller apartment and commercial properties.

NET INCOME The $1,203,710 increase in net taxable income for Fiscal 2000 over the net income earned in the prior fiscal year resulted from:

An decrease in gain from sale of investments	$-192,688
An increase in net rental income
(rents, less utilities, maintenance, taxes, insurance and management)	11,432,978
An increase in interest income	45,337
An increase in interest expense	-4,912,189
An increase in depreciation expense	-2,493,238
An increase in operating expenses and advisory trustee services	-545,270
An increase in amortization expense	-61,420
An increase in minority interest of operating partnership income	-750,484
An increase in loss on impairment of properties	-1,319,316
$1,203,710

The $2,589,226 increase in net taxable income for Fiscal 1999 over the net income earned in the prior fiscal year resulted from:

An increase in gain from sale of investments	$1,481,685
An increase in net rental income
(rents, less utilities, maintenance, taxes, insurance and management)	4,357,772
A decrease in interest income	429,016
An increase in interest expense	-1,622,877
An increase in depreciation expense	-1,174,967
An increase in operating expenses and advisory trustee services	-229,897
An increase in amortization expense	-48,569
An increase in minority interest of operating partnership income	-602,937
$2,589,226

RESULTS FROM STABILIZED PROPERTIES
IRET defines fully stabilized properties as those both owned at the beginning of the prior fiscal year and having completed the rent-up phase (90% occupancy). "Same store" results of these properties for Fiscal 2000 and 1999 were as follows:

	Fiscal 2000	Fiscal 1999	% Increase
Scheduled Rent	$35,258,759	$34,583,936	1.95%
Actual Collected Rent	34,601,729	34,076,215	1.54%
Utilities & Maintenance	5,901,031	5,798,120	1.77%
Management	2,976,991	2,893,392	2.89%
Taxes & Insurance	3,537,693	3,567,326.83%
Total Operating Expense	$12,415,715	$12,258,838	1.27%
"Same Store" Net Operating Income	$22,186,014	$21,817,377	1.68%

PROPERTY ACQUISITIONS
The Operating Partnership added $155,284,745 of real estate investments to its portfolio during Fiscal 2000, compared to $62,455,508 added in the prior year, as detailed below:

Fiscal 2000 Property Acquisitions

COMMERCIAL
Maplewood Square	Retail	Rochester, MN	$11,800,000
Great Plains	Computer Software Mfg.	Fargo, ND	15,000,000
Edgewood Vista	Assisted Living	Grand Island, NE	446,000
Edgewood Vista	Assisted Living	Columbus, NE	446,000
Edgewood Vista	Assisted Living	Belgrade, MT	446,000
Corner C-Store	Convenience Store	East Grand Forks, MN	1,385,000
Flying Cloud Drive	Office Building	Eden Prairie, MN	4,900,000
Lexington Commerce Center	Office Warehouse	Eagan, MN	4,800,000
Northgate II	Office Warehouse	Maple Grove, MN	2,300,000
Southeast Tech Center	Office Warehouse	Eagan, MN	6,050,000
MedPark Mall	Retail	Grand Forks, ND	5,300,000
Edgewood Vista	Assisted Living	Hermantown, MN	4,800,000
			$57,673,000
APARTMENTS	UNITS
Rimrock West	78	Billings, MT	$3,750,000
Valley Park Manor	168	Grand Forks, ND	4,400,000
The Meadows I***	27	Jamestown, ND	247,700
Thomasbrook	264	Lincoln, NE	9,188,470
Pebble Creek	18	Bismarck, ND	720,000
Country Meadows II***	67	Billings, MT	3,010,325
Crown Colony	220	Topeka, KS	10,500,000
Sherwood	300	Topeka, KS	15,750,000
Sunset Trail**	n/a	Rochester, MN	1,500,000
Legacy IV	67	Grand Forks, ND	4,301,250
Dakota Hill	504	Irving, TX	36,500,000
The Meadows II	27	Jamestown, ND	1,845,000
Lancaster Place	84	St. Cloud, MN	3,200,000
The Meadows III**	n/a	Jamestown, ND	68,000
Cottonwood Lake III**	n/a	Bismarck, ND	2,631,000
			$97,611,745
TOTAL			$155,284,745

**Property not placed in service at April 30, 2000. Additional costs are still to be incurred.
***Represents costs to complete a project started in year ending April 30, 1999.  The remainder of this page has been intentionally left blank.

Fiscal 1999 Property Acquisitions

COMMERCIAL
Edgewood Vista	Assisted Living	Sioux Falls, SD	$965,000
Edgewood Vista	Assisted Living	Billings, MT	965,000
Corner Express	Convenience Store	Minot, ND	1,190,432
Viromed	Office/Laboratory	Eden Prairie, MN	4,826,310
Ameritrade Holdings	Office	Omaha, NE	8,283,977
			$ 16,230,719
APARTMENTS	UNITS
Heritage Manor	182	Rochester, MN	$7,371,208
Westwood Park	64	Bismarck, ND	2,025,455
Country Meadows II**	67	Billings, MT	1,321,962
Clearwater	60	Boise, ID	3,786,463
Legacy III***	67	Grand Forks, ND	2,260,345
Van Mall	100	Vancouver, WA	6,021,312
The Meadows by IRET**	27	Jamestown, ND	1,502,301
Castle Rock	165	Billings, MT	5,614,223
Cottonwood II	67	Bismarck, ND	4,645,444
Ivy Club	204	Vancouver, WA	11,676,076
	1,003		$46,244,789
TOTAL			$62,455,508

**Property not placed in service at April 30, 1998. Additional costs are still to be incurred.
***Represents costs to complete a project started in year ending April 30, 1997.

Property Dispositions
Real estate assets sold by the Operating Partnership during Fiscal 2000 and 1999 were as follows:

Property Sold	Sales Price	Book Value & Sales Costs	Gain

Fiscal 2000
Superpumper - Grand Forks, ND	$485,000	$398,521	$86,479
Superpumper - Crookston, MN	428,000	338,097	89,903
Superpumper - Langdon, ND	239,000	174,648	64,352
Superpumper - Sydney, MT	120,000	102,839	17,161
Mandan Apartments - Mandan, ND	325,000	249,388	75,612
Sweetwater Apartments - Devils Lake, ND	480,000	144,697	335,303
Hutchinson Technology - Hutchinson, MN	5,200,000	4,090,997	1,109,003
Jenner 18-Plex - Devils Lake, ND	340,000	354,009	-14,009
Virginia Apartments - Minot, ND	165,000	175,308	-10,308
Installment Sales			1,000
Total Fiscal 2000 Gain			$1,754,496

Property Sold	Sales Price	Book Value & Sales Costs	Gain

Fiscal 1999
Fairfield Apartments - Marshall, MN	$466,000	$385,878	$80,122
Superpumper - Emerado, ND	297,000	138,854	158,146
Bison Apartments - Jamestown, ND	1,760,000	418,101	1,341,899
Park Place Apartments - Waseca, MN	960,000	593,983	366,017
Installment Sales			1,000
Total Fiscal 1999 Gain			$1,947,184

DIVIDENDS
The following dividends were paid during Fiscal Years 2000, 1999 and 1998:

Date	2000	1999	1998

July 1,	$.124	$.1100	$.10125
October 1,	.126	.1150	.10300
January 15, (16th)	.128	.1200	.10500
April 1, 2000	.130	.1225	.10700
	$.508	$.4675	$.41625

The Fiscal 2000 dividends increased 8.7% over the dividends paid during Fiscal Year 1999 and 22% over Fiscal 1998.

FUNDS FROM OPERATIONS
The funds derived during Fiscal 2000 by the Trust from its operations increased by 45% over the prior year and by 80% from the Fiscal 1998 level, ($16,832,777 in Fiscal 2000, $11,623,825 in Fiscal 1999, and $9,341,317 in 1998). The Fiscal 2000 FFO results include $831,364 of additional non-cash income due to the "straight-line rent" requirement which impacts rent recognition on long-term commercial leases. On a per share basis, Funds From Operations increased to $.8053 per share from $.6753 in Fiscal 1999 (an increase of 19%) and $.6042 generated in Fiscal 1998. (IRET uses the definition of "Funds From Operations" recommended by the National Association of Real Estate Investment Trusts to mean "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures calculated on the same basis." It is emphasized that funds from operations as so calculated and presented does not represent cash flows from operations as defined under generally accepted accounting principles and should not be considered as an alternative to net income as an indication of operating performance or to cash flows as a measure of liquidity or ability to fund all cash needs.) (See the Consolidated Statements of Cash Flows in the Consolidated Financial Statements attached hereto.)

The following is a comparison of dividends paid during the past five fiscal years to Funds From Operations (as defined above):

ITEM	Fiscal 2000	Fiscal 1999	Fiscal 1998	Fiscal 1997	Fiscal 1996

Net Income (GAAP)	$ 8,807,845	$ 7,604,135	$ 5,014,909	$ 3,897,849	$ 4,611,970
Adjustments
Impairment reserve	1,319,316	0	0	0	0
Gain from property sales	-1,754,496	-1,947,184	-465,499	-398,424	-994,163
Operating income	8,372,665	$5,656,951	$4,549,410	$3,499,425	$3,617,807
Plus depreciation	8,460,112	5,966,874	4,791,907	3,584,591	2,261,724
Funds from operations	*16,832,777	11,623,825	9,341,317	7,084,016	5,893,531
Dividends paid	10,645,963	8,193,538	6,518,627	5,508,689	4,439,034
	$6,186,814	$3,430,287	$2,822,690	$1,575,327	$1,440,497

*Includes $837,364 of "straight-line rent" - see above explanation.

Management expects that the Funds From Operations (as defined above) will continue to improve during Fiscal 2001 and will continue to substantially exceed dividends paid in the coming year.

LIQUIDITY AND CAPITAL RESOURCES
Important investment and financing events in Fiscal 2000 were:

*	The net proceeds from sale of Shares of Beneficial Interest under 'best efforts' offerings were $24,137,297;
*	An additional $20,647,039 of equity capital was contributed to the Operating Partnership in UPREIT transactions for a total increase of equity capital of $44,784,336;
*	Mortgage loans increased substantially due to the acquisition of new investment properties to $265,056,767 on 04/30/00, from $175,071,069 on 04/30/99 - the weighted interest rate on these loans increased to 7.59% from 7.12% at the end of Fiscal 1999. At 4/30/99, the weighted interest rate on the $175,071,069 of mortgage indebtedness owed by IRET was 7.12%;
*	$155,284,745 of new real estate investments were made by the Operating Partnership.

IRET's financial condition at the end of Fiscal 2000 continued at a strong level.

*	IRET's shareholder equity increased to $109,920,591 from $85,783,297 on April 30, 1999, a gain of $24,137,297 (28%). Equity capital on April 30, 1998 was $68,152,626. These increases resulted from the sale of Shares of Beneficial Interest and the reinvestment of dividends in new shares.
*	Liabilities of the Operating Partnership increased to $287,940,038 from $191,229,475 as of April 30, 1999. IRET's liabilities on April 30, 1998, were $140,276,615.
*	Total assets of the Operating Partnership increased to $432,978,299 from $291,493,311 as of April 30, 1999. Total assets on April 30, 1998, were $224,718,514.
*	Cash and marketable securities were $6,623,495 on April 30, 2000, compared to the year earlier figure of $7,412,236 on April 30, 1999, and $6,389,446 on April 30, 1998.
*	In addition to its cash and marketable securities, IRET Properties has unsecured line of credit agreements with First International Bank & Trust, Bremer Bank and First Western Bank & Trust, all of Minot, North Dakota, totaling $17,500,000. On April 30, 2000, $6,452,420 was in use. Credit lines in Fiscal 1999 totaling $11,500,000 were not in use at the end of 1999.

IMPACT OF INFLATION
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

ECONOMIC CONDITIONS
Fiscal 2000 saw continued stable economic conditions in the states in which IRET operates. Occupancy rates for residential properties decreased slightly from the year earlier level.  The current economic outlook for much of IRET's trade area indicates a continuation of our current rental experiences. Higher interest rates will increase the interest expense of IRET's borrowings.  Of IRET's $265,056,767 of mortgage debt in place at 04/30/00, only $22,711,952 is variable rate debt on which the interest rates may be adjusted upward. None of the mortgages come due in Fiscal 2001 and only $9,072,618 will come due in Fiscal 2002. Thus, most of IRET's mortgage debt has fixed interest rates for the next two years.

YEAR 2000 COSTS
IRET experienced no costs or problems associated with the Year 2000 issue for computer hardware and software. As of 04/30/00, IRET itself did not own or operate computer systems and had no direct costs to update such systems. IRET was not impacted by computer costs or failures of its third-party vendors.

ITEM 9a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks inherent in IRET's business include:

Changes in market values of owned securities. On April 30, 2000, IRET owned $2,601,420 of GNMA securities which it intends to hold to maturity and $572,811 of common stock of other real estate investment trusts which it may sell.

Changes in interest rates payable by IRET on its indebtedness. As of 04/30/00, IRET owed $6,452,420 on its credit line which is tied to the New York Prime interest rate; $10,087,256 on investment certificates of which $6,115,525 will come due during Fiscal year 2001 and will either be renewed at the then prevailing interest rates or redeemed, and $265,056,767 of mortgage loans secured by individual buildings, $22,711,952 of which is subject to variable interest rate agreements and none of which will come due in Fiscal 2001 and $9,072,618 which will come due in Fiscal 2002 and the balance in later years. IRET has not entered into any interest rate hedge or other such agreements with respect to its indebtedness or business.

ITEM 10.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Supplementary Data are incorporated herein by reference and filed as a part of this report.

ITEM 11.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 12.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and Trustees of IRET as of April 30, 2000, were:

Name/Age/Position	Business Experience During Past 5 Years	Year Position Commenced
C. Morris Anderson* Age 71Trustee & Vice Chairman	Director of Dakota Boys Ranch (26 yrs.); President of North Hill Bowl, Inc.; Chairman of the Board, International Inn, Inc.; Director, Norwest Bank - Minot, N.A.	1970
John F. Decker* Age 58 Trustee	Financial Advisor/Senior Vice President, D.A. Davidson; 30 years' experience in the securities business	1998

Name/Age/Position	Business Experience During Past 5 Years	Year Position Commenced
Daniel L. Feist* Age 68 Trustee & Vice Chairman	Realtor, Real Estate Developer; General Contractor; President-Owner Feist Construction & Realty; Investor; Businessman; Former Director of First Bank - Minot, N.A.; Director ND Holdings, Inc. - Minot, ND	1985
Patrick G. Jones* Age 52 Trustee	Investor	1986
Timothy P. Mihalick Age 41 Trustee	Vice President of IRET; Vice President of Odell-Wentz.& Associates, L.L.C.	1999
Jeffrey L. Miller* Age 56 Trustee & Chairman	Investor; Businessman; President of M&S Concessions, Inc.; Former President of Coca-Cola Bottling, Co.	1985
Stephen L. Stenehjem* Age 45 Trustee	President & Chief Executive Officer of Watford City BancShares, Inc.; President & Chairman of First International Bank & Trust, Watford City, ND; Vice President & Director of First International Bank & Trust, Scottsdale, AZ	1999
Thomas A. Wentz, Jr. Age 34 Trustee	Vice President & Legal Counsel of IRET; Director of SRT Communications, Inc.; Sole General Partner of Wenco, Ltd.; Shareholder & Attorney with Pringle & Herigstad, P.C. until 12/31/99	1996

* unaffiliated Trustee

ITEM 13.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on August 15, 2000.

ITEM 14.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 31, 2000, no person, nor any trustee or officer individually was known by the Trust to own beneficially more than 5% of the outstanding Shares of Beneficial Interest.

Collectively, the Trustees owned 10.84% of such shares on said date.

Additional information regarding security ownership is to be found in portions of the Trust's definitive proxy statement for the 2000 annual meeting of shareholders, incorporated herein by reference.

ITEM 15.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held August 15, 2000.

PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)		The following documents are filed as part of this report:
	1.	Financial Statements
See the Table of Contents to Financial Statements and Supplemental Data.
	2.	Financial Statement Schedules
The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K405:

II	Marketable Securities - Other Investments
IV	Non-current Indebtedness of Related Parties - Mortgage Loans Receivable
X	Supplemental Income Statement Information
XI	Real Estate Owned and Accumulated Depreciation
XII	Investments in Mortgage Loans on Real Estate
XIII	Other Investments - Partnerships

3.	Documents Incorporated by Reference
Document	Part of Form 10-K405 into which Document is Incorporated
Proxy Statement to be filed in connection with the annual meeting of shareholders to be held August 15, 2000	Part III

	4.	Exhibits
See the following list of exhibits.
(b)		Reports on Form 8-K.
Date Filed	Subject Matter

05/25/99	Sales Report for Best Efforts Offering of Shares of Beneficial Interest

09/07/99	Sales Report for Best Efforts Offering of Shares of Beneficial Interest

12/06/99	Sales Report for Best Efforts Offering of Shares of Beneficial Interest

(c)		The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K405 for the fiscal year ended April 30, 2000. The Registrant will furnish a copy of any exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K405 or are incorporated by reference as indicated below.
	3(i)	Second Restated Declaration of Trust of Investors Real Estate Trust, dated February 10, 1999, and filed as Exhibit 3(i) to Form S-11 Registration Statement effective June 4, 1999, (SEC File No. 333 21945) filed for the Registrant (File No. 0-14851) and incorporated herein by reference.

3(ii)	IRET Properties Partnership Agreement filed as Exhibit 3(ii) to Form S-11 Registration Statement effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant (File No. 0-14851) and incorporated herein by reference.
10	Advisory Agreement between the Registrant Odell-Wentz & Associates, L.L.C., filed as Exhibit 10 to said Form 10 and incorporated herein by reference.

The remainder of this page has been intentionally left blank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:_______________________________	INVESTORS REAL ESTATE TRUST
By: /S/ Thomas A. Wentz, Sr. Thomas A. Wentz, Sr. President & Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Timothy P. Mihalick Timothy P. Mihalick	Trustee & Senior Vice President	July 26, 2000

/S/ Thomas A. Wentz, Jr. Thomas A. Wentz, Jr.	Trustee & Vice President	July 26, 2000

/S/ Diane K. Bryantt Diane K. Bryantt	Secretary	July 26, 2000

/S/ Jeffrey L. Miller Jeffrey L. Miller	Trustee & Chairman	July 26, 2000

/C/ Morris Anderson C. Morris Anderson	Trustee & Vice Chairman	July 26, 2000

/S/ Daniel L. Feist Daniel L. Feist	Trustee & Vice Chairman	July 26, 2000

/S/ Patrick G. Jones Patrick G. Jones	Trustee	July 26, 2000

/S/ John F. Decker John F. Decker	Trustee	July 26, 2000

/S/ Steven L. Stenehjem Steven L. Stenehjem	Trustee	July 26, 2000

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
April 30, 2000, 1999 and 1998

and INDEPENDENT AUDITOR'S REPORT

12 South Main Street  - Suite 100
Minot, ND 58701
701-837-4738
fax 701-838-7785
email: iret@ndak.net
www.irets.com

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
INDEPENDENT AUDITORS REPORT	1

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	2-3
Consolidated Statements of Operations	4
Consolidated Statements of Shareholders' Equity	5
Consolidated Statements of Cash Flows	6-7
Notes to Consolidated Financial Statements	8-21

ADDITIONAL INFORMATION
Independent Auditor's Report on Additional Information	22
Marketable Securities	23
Supplemental Income Statement Information	24
Real Estate Accumulated Depreciation	25 - 31
Investments in Mortgage Loans on Real Estate	32
Selected Financial Data	33
Gain From Property Dispositions	34
Mortgage Loans Payable	35 - 36
Significant Property Acquisitions	37
Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the financial statement or notes thereon.
Quarterly Results of Consolidated Operations (unaudited)	38

INDEPENDENT AUDITOR'S REPORT

Board of Trustees
Investor Real Estate Trust
and Subsidiaries
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Subsidiaries as of April 30, 2000 and 1999, and the consolidated results of its operations and cash flows for the years ended April 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

BRADY, MARTZ & ASSOCIATES, P.C.

/S/ Brady, Martz & Associates, P.C.

Minot, North Dakota

May 25, 2000

 INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2000 and 1999

ASSETS

	2000	1999
REAL ESTATE INVESTMENTS
Property owned	$ 449,919,890	$ 295,825,839
Less accumulated depreciation	-33,232,952	-26,112,399
	$ 416,686,938	$ 269,713,440

Mortgage loans receivable	1,650,284	10,721,214
Less discounts and allowances	-120,706	-123,212
Total real estate investments	$ 418,216,516	$ 280,311,442

OTHER ASSETS
Cash	$3,449,264	$ 3,713,053
Marketable securities - held-to-maturity	2,601,420	2,964,434
Marketable securities - available-for-sale	572,811	734,749
Accounts receivable	467,441	77,438
Rent receivable	1,055,922	0
Real estate deposits	768,850	300,900
Prepaid insurance	110,183	216,348
Tax and insurance escrow	3,218,603	1,761,195
Deferred charges	2,517,289	1,413,752
TOTAL ASSETS	$432,978,299	$ 291,493,311

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
April 30, 2000 and 1999

LIABILITIES AND SHAREHOLDERS' EQUITY

	2000	1999
LIABILITIES
Accounts payable and accrued expenses	$6,343,595	$ 4,388,270
Notes payable	6,452,420	0
Mortgages payable	265,056,767	175,071,069
Investment certificates issued	10,087,256	11,770,136
Total Liabilities	$ 287,940,038	$ 191,229,475

MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	$35,117,670	$14,480,542

SHAREHOLDER'S EQUITY
Shares of beneficial interest (unlimited authorization, no par value, 22,452,069 shares outstanding in 2000 and 19,066,954 shares outstanding in 1999)	$119,233,172	$93,095,819
Accumulated distributions in excess of net income	-9,094,076	-7,255,958
Accumulated other comprehensive income/loss	-218,505	-56,567
Total shareholders' equity	$109,920,591	$85,783,294
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$432,978,299	$ 291,493,311

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2000, 1999 and 1998

	2000	1999	1998
REVENUE
Real estate rentals	$54,257,881	$38,785,287	$31,694,586
Interest, discounts and fees	1,187,312	1,141,975	712,959
Total revenue	$55,445,193	$39,927,262	$32,407,545

EXPENSES
Interest	$17,014,170	$12,101,981	$10,479,104
Depreciation	8,460,112	5,966,874	4,791,907
Utilities and maintenance	8,044,530	6,356,483	5,142,459
Taxes	5,282,361	4,025,559	3,252,521
Insurance	476,962	384,203	283,626
Property management expenses	4,290,275	3,288,267	2,642,977
Advisory and trustee services	1,159,120	844,901	745,907
Operating expenses	633,692	402,641	271,738
Amortization	216,097	154,677	106,108
Total expenses	$45,577,319	$33,525,586	$27,716,347

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$9,867,874	$6,401,676	$4,691,198
GAIN ON SALE OF PROPERTIES	1,754,496	1,947,184	465,499
LOSS ON IMPAIRMENT OF PROPERTIES	-1,319,316	0	0
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	-1,495,209	-744,725	-141,788
NET INCOME	$8,807,845	$7,604,135	$5,014,909

Net income per share (basic and diluted)	$.42	$.44	$.32

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended April 30, 2000, 1999 and 1998

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER'S EQUITY
BALANCE April 30, 1997
	14,940,513	$65,073,951	$-5,162,837	$86,505	$59,997,619
Comprehensive income
Net income	0	0	5,014,909	0	5,014,909
Unrealized gain on securities available for sale	0	0	0	24,117	_____24,117
Total comprehensive income					$ 5,039,026
Dividends distributed	0	0	-6,518,627	0	-6,518,627
Dividends reinvested	636,799	4,290,541	0	0	4,290,541
Sale of shares	1,196,562	8,421,858	0	0	8,421,858
Shares repurchased	-382,462	-3,077,791	0	0	_ -3,077,791
BALANCE APRIL 30, 1998
	16,391,412	$ 74,708,559	$-6,666,555	$110,622	$68,152,626
Comprehensive Income
Net income	0	0	7,604,135	0	7,604,135
Unrealized loss on securities available for sale	0	0	0	-167,189	-167,189
Total comprehensive income					$7,436,946
Dividends distributed	0	0	-8,193,538	0	-8,193,538
Dividends reinvested	762,051	5,389,464	0	0	5,389,464
Sale of shares	2,368,504	16,284,684	0	0	16,284,684
Shares repurchased	-455,013	-3,286,888	0	0	_-3,286,888
BALANCE APRIL 30, 1999
	19,066,954	$ 93,095,819	$-7,255,958	$-56,567	$85,783,294
Comprehensive income
Net income	0	0	8,807,845	0	8,807,845
Unrealized loss on securities available for sale	0	0	0	-161,938	-161,938
Total comprehensive income					$8,645,907
Dividends distributed	0	0	-10,645,963	0	-10,645,963
Dividends reinvested	803,192	6,330,301	0	0	6,330,301
Sales of shares	3,115,789	24,022,246	0	0	24,022,246
Shares repurchased	-533,866	-4,215,194	0	0	-4,215,194
BALANCE APRIL 30, 2000	22,452,069	$119,233,172	$-9,094,076	$-218,505	$109,920,591

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2000, 1999 and 1998

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,807,845	$7,604,135	$5,014,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,676,209	6,121,551	4,898,015
Minority interest portion of operating partnership income	1,495,209	744,725	141,788
Accretion of discount on contracts	-1,506	-2,920	-5,706
Gain on sale of properties	-1,754,496	-1,947,184	-465,499
Loss on impairment of properties	1,319,316	0	0
Interest reinvested in investment certificates	363,935	408,097	349,791
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	-467,950	2,192,813	-350,000
(Increase) decrease in rent receivable	-1,055,922	0	0
(Increase) decrease in other assets	-283,838	-11,884	377,758
Increase in tax and insurance escrow	-1,457,408	-507,127	-3,599
Increase in deferred charges	-1,319,634	-480,413	-558,660
Increase (decrease) in accounts payable and accrued expenses	1,955,325	1,541,190	-225,991
Net cash provided from operating activities	$16,277,085	$15,662,983	$9,172,806
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities held-to-maturity	$363,014	$572,104	$518,921
Principal payments on mortgage loans receivable	492,547	372,155	565,359
Proceeds from sale of property	7,326,563	435,787	1,482,046
Payments for acquisitions and improvement of properties	-121,931,571	-45,325,061	-22,894,602
Purchase of marketable securities available-for-sale	0	-181,250	0
Investment in mortgage loans receivable	-6,291,617	-7,655,061	-2,061,179
Net cash used for investing activities	$ -120,041,064	$-51,781,326	$-22,389,455

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2000, 1999 and 1998

	2000	1999	1998
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares, net of issue costs	$24,022,246	$16,284,684	$8,421,858
Proceeds from investment certificates issued	3,769,003	4,591,528	3,283,248
Proceeds from mortgages payable	93,969,098	32,326,973	10,612,652
Repurchase of shares and minority interest units	-4,832,012	-3,534,813	-3,077,791
Dividends paid	-4,315,662	-2,804,074	-2,228,086
Distributions paid to minority interest unitholders	-1,846,104	-791,458	179,185
Redemption of investment certificates	-5,815,818	,599,050	-1,450,783
Principal payments on mortgage loans	-7,902,981	-3,774,614	-2,751,301
Net increase (decrease) in short-term lines of credit	6,452,420	-1,000,000	1,000,000
Net cash provided from financing activities	$103,500,190	$37,699,176	$13,630,612
NET INCREASE (DECREASE) IN CASH	$-263,789	$1,580,833	$413,963
CASH AT BEGINNING OF YEAR	3,713,053	2,132,220	1,718,257
CASH AT END OF YEAR	$3,449,264	$3,713,053	$2,132,220
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$6,330,301	$5,389,464	$4,290,541
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	4,049,568	12,458,735	10,463,677
Mortgage loan receivable transferred to property owned	15,000,000	0	1,161,878
Proceeds from sale of properties deposited directly with escrow agent	0	6,863,691	2,870,387
Properties acquired through the issuance of minority interest units in the operating partnership	21,602,841	6,485,927	8,325,652
Interest reinvested directly in investment certificates	363,935	408,097	349,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$15,670,488	$10,998,722	$9,613,154
Interest paid on investment certificates	544,977	895,214	657,966
	$16,215,465	$11,893,936	$10,271,120

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2000, 1999 and 1998

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

All limited partners of the operating partnership have "exchange rights" allowing them, at their option, to exchange their limited partnership units for shares of the Trust on a one for one basis. The exchange rights are subject to certain restrictions including no exchanges for at least one year following the acquisition of the limited partnership units. The operating partnership distributes cash on a quarterly basis in the amounts determined by the Trust, which results in each limited partner receiving a distribution equivalent to the dividend received by a Trust shareholder.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Investors Real Estate Trust and all of its subsidiaries in which it maintains a controlling interest. The Trust is the sole shareholder of IRET, Inc., which is the general partner of the operating partnership, IRET Properties. The trust is also the sole shareholder of Miramont - IRET Inc. and Pine Cone - IRET Inc., both of which are invested in real estate.

The Trust is also the sole shareholder of the following entities: Forest Park - IRET, Inc., Thomasbrook - IRET, Inc., Dakota - IRET, Inc., MedPark - IRET, Inc., and Flying Cloud - IRET, Inc. These entities are the sole general partners and IRET Properties is the sole limited partner for the following limited partnerships, respectively: Forest Park Properties, a North Dakota Limited Partnership; Thomasbrook Properties, a Nebraska Limited Partnership; Dakota Hill Properties, a Texas Limited Partnership; MedPark Properties, a North Dakota Limited Partnership; and 7901 Properties L.P. These limited partnerships are all invested in real estate.

All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

NOTE 1 - (continued)

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

The Trust assesses whether there has been an impairment in the value of its real estate by comparing its carrying amount to the aggregate undiscounted future cash flows without interest charges. Such cash flows consider factors such as expected future operating income, trends and prospects as well as the effects of demand, competition and other economic factors.  Such market factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at a significantly lower rent, the Trust may recognize a loss if the income stream is not sufficient to recover its investment.

DEPRECIATION  is provided to amortize the cost of individual assets over their estimated useful lives using principally the straight-line method. Useful lives range from 5 - 12 years for furniture and fixtures to 20 - 40 years for buildings and improvements.

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

NOTE 1 - (continued)

MARKETABLE SECURITIES  - The Trust's investments in securities are classified as securities "held-to-maturity" and securities "available-for-sale." The securities classified as "available-for sale" consist of equity shares in other real estate investment trusts and are stated at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in shareholders' equity. Cost of securities sold are recognized on the basis of specific identification. The securities classified as "held-to-maturity" consist of Government National Mortgage Association securities for which the Trust has positive intent and ability to hold to maturity. They are reported at cost, adjusted by amortization of premiums and accretion of discounts which are recognized in interest income using the straight line method over the period to maturity which approximates the effective interest method.

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

REVENUE RECOGNITION  - Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases.

NOTE 1 - (continued)

A number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. These percentage rents are recorded once the required sales level is achieved and are included in rental income at that time.

Profit on sales of real estate shall be recognized in full when real estate is sold, provided the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will be collectible can be estimated and the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit.

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

NOTE 2 - OFF-BALANCE-SHEET RISK

The Trust had deposits at First Western Bank, Bremer Bank, and First International Bank which exceeded Federal Deposit Insurance Corporation limits by $1,499,057, $593,348 and $339,405, respectively, at April 30, 2000.

NOTE 3 - PROPERTY OWNED UNDER LEASE

Property consisting principally of real estate owned under lease is stated at cost less accumulated depreciation and is summarized as follows:

	April 30, 2000	April 30, 1999
Residential	$329,205,116	$228,574,976
Less accumulated depreciation	-25,029,645	-19,002,784
	$304,175,471	$209,572,192

Commercial	$120,714,774	$ 67,250,863
Less accumulated depreciation	-8,203,307	-7,109,615
	$112,511,467	$60,141,248
Remaining Cost	$416,686,938	$269,713,440

There were no repossessions during the years ended April 30, 2000 and 1999.

NOTE 3 - (continued)

The above cost of residential real estate owned included construction in progress of $6,190,287 and $7,492,062 as of April 30, 2000 and 1999, respectively. As of April 30, 2000, the trust expects to fund approximately $6,000,000 during the upcoming year to complete these construction projects. The Trust also has outstanding offers to purchase selected properties as part of their normal operations. As of April 30, 2000, significant signed purchase commitments are estimated at $27,850,000 for the upcoming year.

Construction period interest of $404,089, $211,882 and $220,573 has been capitalized for the years ended April 30, 2000, 1999 and 1998, respectively.

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $42,379,855, $33,010,126 and $27,231,714 for the years ended April 20, 2000, 1999 and 1998, respectively.

Gross revenues from commercial property rentals totaled $11,878,026, $5,775,161 and $4,462,872 for the years ended April 30, 2000, 1999 and 1998, respectively. Commercial properties are leased to tenants under terms of leases expiring at various dates through 2024. Lease terms often include renewal options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rents based on a percentage of sales totaled $102,659, $101,032 and $28,316 for the years ended April 30, 2000, 1999 and 1998, respectively.

The future minimum lease payments to be received under these operating leases for the commercial properties as of April 30, 2000, are as follows:

Year ending April 30,
2001	$13,235,043
2002	13,041,779
2003	12,627,156
2004	12,148,862
2005	11,540,473
Thereafter	84,932,691
$147,526,004

Loss on impairment of two commercial properties totaled $1,319,316 for the year ended April 30, 2000. The carrying value of First Avenue Building, located in Minot, North Dakota, was reduced by $311,202, resulting from deficiencies in rent collections. The carrying value of a commercial building located in Boise, Idaho was reduced by $1,008,114, resulting from rent concessions allowed through the Leasee's bankruptcy proceedings. Impairment amounts were estimated based on the expected future cash flows from each property.

NOTE 4 - MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable consists of seven contracts which are collateralized by real estate. Contract terms call for monthly payments of principals and interest. Interest rates range from 7% to 11%. Mortgage loans receivable have been evaluated for possible losses considering repayment history, market value of underlying collateral, deferred gains and economic conditions.

NOTE 4 -  (continued)

Future principal payments due under the mortgage loans contracts as of April 30, 2000, are as follows:

Year ending April 30,
2001	$ 512,146
2002	37,495
2003	142,351
2004	86,532
2005	44,077
Later years	827,683
$1,650,284

There were no significant non-performing mortgage loans receivable as of April 30, 2000 and 1999. Non-performing loans are recognized as impaired in conformity with FASB Statement No. 114,  Accounting by Creditors for Impairment of a Loan. The average balance of impaired loans for the year ended April 30, 2000 and 1999 was not significant. For impairment recognized in conformity with FASB Statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Additional interest income that would have been earned on loans if they had not been non-performing was not significant in 2000, 1999 or 1998. There was no interest income on non-performing loans recognized on a cash basis for 2000, 1999 and 1998.

NOTE 5 - MARKETABLE SECURITIES

The amortized cost and estimated market values of marketable securities held-to-maturity at April 30, 2000 and 1999 are as follows:

2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ISSUER GNMA	$2,601,420	$34,608	$159,785	$2,476,243
1999
ISSUER GNMA	$2,964,434	$34,773	$21,723	$2,977,484

NOTE 5 -(continued)

The amortized cost and estimated market values of marketable securities available-for-sale at April 30, 2000 and 1999 are as follows:

2000	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity shares in other REIT's	$791,316	$65,338	$283,843	$572,811
1999
Equity shares in other REIT's	$791,316	$82,524	$139,091	$734,749

There were no realized gains or losses on sales of securities for the years ended April 30, 2000, 1999 and 1998.

Marketable securities held-to-maturity consists of Governmental National Mortgage Association (GNMA) securities bearing interest from 6.5% to 9.5% with maturity dates ranging from May 15, 2016, to September 15, 2023. The following is a summary of the maturities of securities held-to-maturity at April 30, 2000 and 1999:

2000 1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due After 10 years	$2,601,420	$2,476,243	$2,964,434	$2,977,484

NOTE 6 - NOTES PAYABLE

As of April 30, 2000, the trust had lines of credit available from three financial institutions. An unsecured line of credit was issued by First Western Bank & Trust in the amount of $4,000,000 carrying an interest rate equal to prime and maturing August 1, 2000. A second unsecured line of credit from First International Bank & Trust was issued in the amount of $3,500,000 carrying an interest rate equal to prime and maturing September 15, 2000. A third unsecured line of credit from Bremer Bank was issued in the amount of $10,000,000 carrying an interest rate equal to Bremer Financial Corp.'s reference rate and maturing August 1, 2001. Interest payments are due monthly on all three notes. As of April 30, 2000, the Trust had an unpaid balance of $6,452,420 on their line of credit at Bremer Bank. As of April 30, 1999, the Trust had no unpaid balances on any of their lines of credit.

NOTE 7 - MORTGAGES PAYABLE

Mortgages payable as of April 30, 2000, included mortgages on properties owned totaling $265,056,767. The carrying value of the related real estate owned was $410,776,553.

Mortgages payable as of April 30, 1999, included mortgages on properties owned totaling $175,064,346 and mortgages of $6,723 on property sold on contract. The carrying value of the related real estate owned was $198,076,573 and the carrying value of the related mortgage loans receivable was $159,965 as of April 30, 1999.

NOTE 7 - (continued)

Monthly installments are due on the mortgages with interest rates ranging from 6.47% to 9.75% and with varying maturity dates through November 30, 2036.

Of the mortgages payable, the balances of fixed rate mortgages totaled $232,919,354 and $138,616,556, and the balances of variable rate mortgages totaled $32,137,413 and $36,454,513 as of April 30, 2000 and 1999, respectively.

The aggregate amount of required future principal payments on mortgages payable is as follows:

Year ending April 30,
2001	$ 5,673,960
2002	14,872,886
2003	6,373,759
2004	6,821,967
2005	7,257,213
Later years	224,056,982
Total payments	$265,056,767

NOTE 8 - INVESTMENT CERTIFICATES ISSUED

The Trust has placed investment certificates with the public. The interest rates vary from 6% to 9% per annum, depending on the term of the security. Total securities maturing within fiscal years ending April 30, are shown below. Interest is paid annually, semiannually, or quarterly on the anniversary date of the security.

Year ending April 30,
2001	$ 6,115,525
2002	936,984
2003	1,308,191
2004	751,311
2005	963,941
Thereafter	11,304
$10,087,256

NOTE 9 - DEFERRED GAIN FROM PROPERTY DISPOSITIONS

Deferred gain represents gain from property dispositions that have been reported on the installment method. With the installment method of reporting, the proportionate share of the gain is recognized at the point cash is received. Deferred gain recognized on the installment basis was $1,000, $1,000 and $16,713 for the years ended April 30, 2000, 1999 and 1998, respectively.

NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

Mr. Roger R. Odell and Mr. Thomas A. Wentz, Sr., officers and shareholders of the Trust are partners in Odell-Wentz & Associates, the advisor to the Trust. Under the advisory Contract between the Trust and Odell-Wentz & Associates, the Trust pays an advisor's fee based on the net assets of the Trust and a percentage fee for investigating and negotiating the acquisition of new investments. For the year ended April 30, 2000, Odell-Wentz & Associates received total fees under said agreement of $1,400,973. The fees for April 30, 1999, were $951,234 and for April 30, 1998, were $740,393.

For the years ended April 30, 2000, 1999 and 1998, the Trust has capitalized $316,458, $195,019 and $141,468, respectively, of these fees, with the remainder of $1,084,515, $756,215 and $598,925, respectively, expensed as advisory fees on the statement of operations. The advisor is obligated to provide office space, staff, office equipment, computer services and other services necessary to conduct the business affairs of the Trust.

Investors Management and Marketing (IMM) provides property management services to the Trust. Roger R. Odell is a shareholder in IMM. IMM received $649,729, $609,783 and $530,678 for services rendered for years ended April 30, 2000, 1999 and 1998, respectively.

Inland National Securities is a corporation that provides underwriting services in the sale of additional shares for the Trust. Roger R. Odell is also a shareholder in Inland National Securities. Fees for services totaled $100,081, $157,392 and $171,755, for the years ended April 30, 2000, 1999 and 1998, respectively.

The Trust paid fees and expense reimbursements to the law firm in which Thomas A. Wentz, Jr. was, until December 31, 1999, a partner totaling $89,497, $33,022 and $62,293 for the years ended April 30, 2000, 1999 and 1998, respectively. Thomas A. Wentz, Jr. is a trustee of the Trust.

Investment certificates issued by the Trust to officers and trustees totaled $200,000, $2,138,758 and $1,219,457, at April 30, 2000, 1999 and 1998, respectively.

The Trust issued 334,172 limited partnership units at $7.20/unit to Roger R. Odell and C. Morris Anderson upon the completion of the UPREIT transaction with Magic City Realty during the year ended April 30, 1998. Mr. Odell and Mr. Anderson owned all of Magic City Realty. Mr. Anderson is also a trustee of the Trust.

NOTE 11 - MARKET PRICE RANGE OF SHARES

For the year ended April 30, 2000, a total of 4,058,018 shares were traded in 3,414 separate trades. The high trade price during the period was 17.875, low was 7.681, and the closing price on April 30, 2000 was 7.875. For the year ended April 30, 1999, a total of 1,862,187 shares were traded in 1,017 separate trades. The high trade price during the period was 14.00, low was 6.50, and the closing price on April 30, 1999 was 7.50. For the year ended April 30, 1998, a total of 812,498 shares were traded in 445 separate trades. The high trade price during the period was 7.41, low was 6.56, and the closing price on April 30, 1998, was 7.12.

NOTE 12 - OPERATING SEGMENTS

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

The following information summarizes the Trust's segment reporting for Residential and Commercial properties along with reconciliations to the consolidated financial statements:

YEAR ENDING APRIL 30, 2000

	Commercial	Residential	Total
Segment Revenue
Rental revenue	$11,878,026	$ 42,379,855	$ 54,257,881
Segment Expenses
Mortgage interest	3,980,450	12,312,038	16,292,488
Utilities and maintenance	452,229	7,592,301	8,044,530
Taxes	481,191	4,801,170	5,282,361
Insurance	52,288	424,674	476,962
Property management	132,435	4,157,840	4,290,275
Total Segment Expense	$5,098,593	$ 29,288,023	$ 34,386,616
Segment Gross Profit	$6,779,433	$ 13,091,832	$ 19,871,265
Reconciliation to consolidated operations:
Interest discounts and fee revenue	1,187,312
Other interest expense	-721,682
Depreciation	-8,460,112
Advisory and trust fees	-1,159,120
Operating expenses	-633,692
Amortization	-216,097
Consolidated income before gain/loss on properties and minority interest	$ 9,867,874

APRIL 30, 2000

	Commercial	Residential	Total
Segment Assets
Property owned	$ 120,714,774	$ 329,205,116	$ 449,919,890
Less accumulated depreciation	-8,203,307	-25,029,645	-33,232,952
Total consolidated property owned	$ 112,511,467	$ 304,175,471	$ 416,686,938

NOTE 12 - (continued)

YEAR ENDING APRIL 30, 1999

	Commercial	Residential	Total
Segment Revenue
Rental revenue	$5,775,161	$ 33,010,126	$ 38,785,287
Segment Expenses
Mortgage interest	2,417,316	8,782,600	11,199,916
Utilities and maintenance	113,374	6,243,109	6,356,483
Taxes	192,930	3,832,629	4,025,559
Insurance	30,067	354,136	384,203
Property management	60,612	3,227,655	3,288,267
Total Segment Expense	$2,814,299	$22,440,129	$ 25,254,428
Segment Gross Profit	$2,960,862	$10,569,997	$ 13,530,859
Reconciliation to consolidated operations:
Interest discounts and fee revenue	1,141,975
Other interest expense	-902,065
Depreciation	-5,966,874
Advisory and trust fees	-927,063
Operating expenses	-320,479
Amortization	-154,677
Consolidated income before gain/loss on properties and minority interest	$ 6,401,676

APRIL 30, 1999

	Commercial	Residential	Total
Segment Assets
Property owned	$67,250,863	$228,574,976	$295,825,839
Less accumulated depreciation	-7,109,615	-19,002,784	-26,112,399
Total consolidated property owned	$60,141,248	$209,572,192	$269,713,440

NOTE 12 - (continued)

 YEAR ENDING APRIL 30, 1998

	Commercial	Residential	Total
Segment Revenue
Rental revenue	$ 4,462,872	$ 27,231,714	$ 31,694,586
Segment Expenses
Mortgage interest	2,048,990	7,665,969	9,714,959
Utilities and maintenance	113,374	5,029,085	5,142,459
Taxes	174,077	3,078,444	3,252,521
Insurance	33,161	250,465	283,626
Property management	50,700	2,592,277	2,642,977
Total Segment Expense	$2,420,302	$ 18,616,240	$ 21,036,542
Segment Gross Profit	$2,042,570	$ 8,615,474	$ 10,658,044
Reconciliation to consolidated operations:
Interest discounts and fee revenue	712,959
Other interest expense	-764,145
Depreciation	-4,791,907
Advisory and trust fees	-745,907
Operating expenses	-271,738
Amortization	-106,108
Consolidated income before gain/loss on properties and minority interest	$ 4,691,198

APRIL 30, 1998

Segment Assets	Commercial	Residential	Total
Property owned	$ 50,429,416	$180,986,906	$231,416,322
Less accumulated depreciation	-6,066,393	-15,449,736	-21,516,129
Total consolidated property owned	$ 44,363,023	$165,537,170	$209,900,193

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing the earnings available to stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if potential dilutive securities had been converted to shares. Operating partnership units can be exchanged for shares on a one for one basis. The following tables reconciles amounts reported in the consolidated financial statements for the years ended April 30, 2000, 1999, and 1998:

	2000	1999	1998
NUMERATOR
Net income applicable to shares	$8,807,845	$7,604,135	$5,014,909
Numerator for basic earnings per share	8,807,845	7,604,135	5,014,909
Minority interest portion of operating partnership income	1,495,209	744,725	141,788
Numerator for diluted earnings per share	$ 10,303,054	$8,348,860	$5,156,697
DENOMINATOR
Denominator for basic earnings per share Weighted average shares	20,899,848	17,441,976	15,636,214
Effect of dilutive securities Convertible operating partnership units	3,577,136	1,662,489	417,445
Denominator for diluted earnings per share	24,476,984	19,104,465	16,053,659
Basic earnings per share	$.42	$ 0.44	$ 0.32
Diluted earnings per share	$.42	$ 0.44	$ 0.32

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

NOTE 14 - (continued)

Investment certificates issued - The fair value is estimated using a discounted cash flow calculation that applies interest rates currently being offered on deposits with similar remaining maturities.

Accrued interest payable - The carrying amount approximates fair value because of the short-term nature of which interest will be paid.

The estimated fair values of the Company's financial instruments are as follows:

2000 1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loan receivable	$1,650,284	$1,650,284	$10,721,214	$10,721,214
Cash	3,449,264	3,449,264	3,713,053	3,713,053
Marketable securities held-to-maturity	2,601,420	2,476,243	2,964,434	2,977,484
Marketable securities available-for-sale	572,811	572,811	734,749	734,749
FINANCIAL LIABILITIES
Notes payable	$6,452,420	$6,452,420	$0	$0
Mortgages payable	265,057,767	250,897,221	175,071,069	175,561,542
Investment certificates issued	10,087,256	10,810,160	11,770,136	11,619,938
Accrued interest payable	1,679,000	1,679,000	1,428,222	1,428,222

ADDITIONAL INFORMATION

 INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION

Board of Trustees
Investor Real Estate Trust
and Subsidiaries
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Investors Real Estate Trust and Subsidiaries for the years ended April 30, 2000, 1999 and 1998, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 24 through 37 related to the 2000, 1999 and 1998 consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for information on page 38 that is marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended April 30, 2000, 1999 and 1998, taken as a whole.

We also have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended April 30, 1997 and 1996, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 33 relating to the 1997 and 1996 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which is has been derived.

/S/ Brady, Martz & Associates, P.C.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota

May 25, 2000

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000 and 1999

Schedule I
MARKETABLE SECURITIES

April 30, 2000 April 30, 1999
	Principal Amount	Market	Principal Amount	Market
GNMA Pools	$2,601,420	$2,476,243	$2,964,434	$2,977,484

	Cost	Market	Cost	Market
Equity shares in other REIT's	$791,316	$572,811	$ 791,316	$734,749

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
for the years ended April 30, 2000, 1999 and 1998

Schedule X
SUPPLEMENTAL INCOME STATEMENT INFORMATION

Charges to Costs and Expenses
	2000	1999	1998
ITEM
Maintenance and repairs	$4,564,693	$ 3,470,202	$ 2,832,772
Taxes, other than payroll and income taxes	$5,282,361	$ 4,025,560	$3,162,656
Royalties	*	*	*
Advertising costs	*	*	*

*Less than 1 percent of total revenues

 INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

COST CAPITALIZATION INITIAL COST TO TRUST SUBSEQUENT TO ACQUISITION
APARTMENTS	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
BEULAH CONDOS - BEULAH, ND	$0	$6,360	$465,089	$3,531	$0
BISON PROPERTIES - CARRINGTON, ND	0	100,210	469,573	38,578	0
CANDLELIGHT APTS - FARGO, ND	444,065	80,040	819,052	32,978	0
CASTLE ROCK - BILLINGS, MT	3,903,494	736,000	4,937,197	36,441	0
CENTURY APTS. - DICKINSON, ND	1,437,073	100,000	2,024,281	81,213	0
CENTURY APTS. - WILLISTON, ND	2,432,662	200,000	3,709,583	44,862	0
CHATEAU APTS. - MINOT, ND	1,576,726	122,000	2,284,110	38,090	0
CLEARWATER - BOISE, ID	2,622,317	585,000	3,237,199	11,287	0
COLTON HEIGHTS - MINOT, ND	286,121	80,000	846,045	31,154	0
COTTONWOOD LAKE - BISMARCK, ND	5,600,619	1,055,862	8,791,175	2,145,245	114,353
COUNTRY MEADOWS PHSI - BILLINGS, MT	0	245,623	1,897,131	2,189,533	0
COUNTRY MEADOWS PHSII - BILLINGS, MT	2,567,670	245,624	3,648,297	342,498	120,821
CRESTVIEW APTS. - BISMARCK, ND	3,305,256	235,000	4,564,607	4,896	0
CROWN COLONY - TOPEKA, KS	7,322,656	620,000	10,023,038	0	0
DAKOTA ARMS - MINOT, ND	331,538	50,000	564,752	6,437	0
DAKOTA HILL AT VALLEY RANCH - IRVING, TX	25,514,754	3,650,000	33,823,258	0	0
EASTGATE PROPERTIES - MOORHEAD, MN	1,618,343	23,917	2,020,369	79,603	0
EASTWOOD - DICKINSON, ND	216,171	40,000	394,579	10,694	0
FOREST PARK ESTATES. - GRAND FORKS, ND	7,493,912	810,000	6,310,900	183,815	0
HERITAGE MANOR - ROCHESTER, MN	4,886,409	403,256	7,018,721	176,196	0
HILL PARK PROPERTIES - BISMARCK, ND	1,324,449	224,750	2,799,409	41,979	0
IVY CLUB - VANCOUVER, WA	6,997,864	1,274,000	10,422,668	40,929	0
JENNER PROPERTIES - GRAND FORKS, ND	1,155,272	220,000	1,971,034	0	0
KIRKWOOD APTS. - BISMARCK, ND	2,293,900	449,290	3,137,992	33,941	0
LANCASTER APTS. - ST. CLOUD, MN	1,765,640	289,000	2,899,120	0	0
LEGACY APTS. - GRAND FORKS, ND	6,291,732	1,361,855	9,246,522	60,567	224,180
LEGACY UNDERGROUND - GRAND FORKS, ND	0	725,277	2,260,345	3,858,894	0
LONETREE APTS. - HARVEY, ND	0	13,584	212,125	1,666	0
MAGIC CITY APTS. - MINOT, ND	2,350,016	532,000	4,896,774	120,285	0
MEADOWS - JAMESTOWN, ND	0	167,325	111,252	3,440,032	0
MIRAMONT - FORT COLLINS, CO	11,433,772	1,470,000	12,815,175	30,425	0
NEIGHBORHOOD APTS. - COLORADO SPRINGS, CO	7,172,881	1,033,592	10,063,591	194,501	0
NORTH POINTE - BISMARCK, ND	1,660,279	143,500	2,135,988	15,289	123,687
OAK MANOR APTS. - DICKINSON, ND	0	25,000	325,484	10,550	0
OAKWOOD ESTATES - SIOUX FALLS, SD	2,027,218	342,800	3,202,531	55,140	0
OXBOW - SIOUX FALLS, SD	3,212,015	404,072	4,585,201	21,268	0
PARK EAST APTS. - FARGO, ND	3,427,187	83,000	4,868,327	115,324	0
PARK MEADOWS - WAITE PARK, MN	8,205,156	1,143,450	9,997,564	259,621	0
PARKWAY APTS. - BEULAH, ND	0	7,000	115,058	21,922	0
PEBBLE CREEK - BISMARCK, ND	0	7,200	749,493	0	0
PINE CONE APTS. - FORT COLLINS, CO	10,388,494	904,545	12,312,375	13,230	0
POINTE WEST APTS. - MINOT, ND	2,333,122	240,000	3,717,341	40,475	0
PRAIRIE WINDS APTS. - SIOUX FALLS, SD	1,315,071	144,097	1,843,578	15,169	0
RIMROCK APTS. - BILLINGS, MT	2,636,747	329,708	3,537,917	0	0
ROCKY MEADOWS 96 - BILLINGS, MT	3,746,956	655,985	5,913,331	43,055	103,378
ROSEWOOD/OAKWOOD - SIOUX FALLS, SD	1,207,736	200,000	1,747,935	0	0
SHERWOOD APTS. - TOPEKA, KS	10,983,984	1,150,000	14,748,882	0	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

; COST CAPITALIZATION INITIAL COST TO TRUST SUBSEQUENT TO ACQUISITION
APARTMENTS	ENCUMBRANCES	LAND	BUILDINGS& IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
SOUTH POINTE - MINOT, ND	$6,348,125	$550,000	$9,342,994	$15,137	$ 402,672
SOUTHVIEW APTS. - MINOT, ND	0	185,000	528,128	11,084	0
SOUTHWIND APTS. - GRAND FORKS, ND	4,004,202	400,000	5,312,354	66,377	0
SUNCHASE - FARGO, ND	365,012	52,870	967,421	19,554	0
SUNSET TRAIL - ROCHESTER, MN	0	504,563	2,523,846	0	0
SWEETWATER PROPERTIES - DEVILS LAKE, ND	126,522	90,767	1,483,071	0	0
THOMASBROOK - LINCOLN, NE	6,158,734	600,000	8,972,130	0	0
VALLEY PARK MANOR - GRAND FORKS, ND	2,074,754	293,500	4,226,508	9	0
VAN MALL WOODS - VANCOUVER, WA	3,947,992	600,000	5,434,347	83,965	0
WEST STONEHILL - ST. CLOUD, MN	7,676,840	939,000	10,553,684	156,402	0
WESTWOOD PARK - BISMARCK, ND	1,195,334	161,114	1,966,747	44,302	0
WOODRIDGE APTS. - ROCHESTER, MN	4,063,458	370,000	6,164,011	189,945	0
	$199,450,248	$ 27,676,737	$ 285,961,211	$14,478,077	$1,089,091

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

APARTMENTS	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED
BEULAH CONDOS - BEULAH, ND	$6,360	$468,620	$474,980	$325,843	1983	15-40 years
BISON PROPERTIES - CARRINGTON, ND	100,210	508,151	608,361	352,336	1972	25-40 years
CANDLELIGHT APTS. - FARGO, ND	80,040	852,030	932,070	152,286	1993	24-40 years
CASTLE ROCK - BILLINGS, MT	736,000	4,973,639	5,709,639	172,269	1999	40 years
CENTURY APTS. -DICKINSON, ND	100,000	2,105,494	2,205,494	676,645	1986	35-40 years
CENTURY APTS.- WILLISTON, ND	200,000	3,754,445	3,954,445	1,371,671	1986	35-40 years
CHATEAU APTS. - MINOT, ND	122,000	2,322,200	2,444,200	122,043	1997	12-40 years
CLEARWATER - BOISE, ID	585,000	3,248,486	3,833,486	131,991	1999	40 years
COUNTRY MEADOWS PHSI - BILLINGS, MT	245,624	4,111,616	4,357,240	148,786	1996	40 years
COUNTRY MEADOWS PHSE II - BILLINGS, MT	245,623	4,086,664	4,332,287	148,786	1999	40 years
COLTON HEIGHTS - MINOT, ND,	80,000	877,199	957,199	389,021	1984	33-40 years
COTTONWOOD LAKE, BISMARCK, ND	1,055,862	11,050,773	12,106,636	394,069	1997	40 years
CRESTVIEW APTS. - BISMARCK, ND	235,000	4,569,503	4,804,503	728,776	1994	24-40 years
CROWN COLONY - TOPEKA, KS	620,000	10,023,038	10,643,038	136,409	2000	40 years
DAKOTA ARMS - MINOT, ND	50,000	571,189	621,189	64,611	1996	24-40 years
DAKOTA HILLS - IRVING, TX	3,650,000	33,823,258	37,473,258	176,361	2000	40 years
EASTGATE PROPERTIES - MOORHEAD, MN	23,917	2,099,972	2,123,889	1,441,442	1970	33-40 years
EASTWOOD - DICKINSON, ND	40,000	405,272	445,272	96,619	1989	24-40 years
FOREST PARK ESTATES - G. FORKS, ND	810,000	6,494,715	7,304,715	1,143,054	1993	24-40 years
HERITAGE MANOR - ROCHESTER, MN	403,256	7,194,917	7,598,173	303,954	1999	40 years
HILL PARK PROPERTIES - BISMARCK, ND	224,750	2,841,388	3,066,138	1,289,615	1985	33-40 years
IVY CLUB - VANCOUVER, WA	1,274,000	10,463,597	11,737,597	317,930	1999	40 years
JENNER PROPERTIES - GRAND FORKS, ND	220,000	1,971,033	2,191,033	137,010	1996	40 years
KIRKWOOD APTS. - BISMARCK, ND	449,290	3,171,933	3,621,223	215,453	1997	12-40 years
LANCASTER APTS. - ST. CLOUD, MN	289,000	2,899,120	3,188,120	3,020	2000	40 years
LEGACY APTS. - GRAND FORKS, ND	1,361,855	9,531,270	10,893,125	764,702	1996	24-40 years
LEGACY UNDERGRND - GRAND FORKS, ND	725,277	6,119,239	6,844,516	70,590	2000	40 years
LONETREE APTS. - HARVEY, ND	13,584	213,792	227,376	43,018	1991	24-40 years
MAGIC CITY APTS. - MINOT, ND	532,000	5,017,059	5,549,059	323,902	1997	12-40 years
MEADOWS - JAMESTOWN, ND	167,325	3,551,284	3,718,609	45,903	2000	40 years
MIRAMONT - FT. COLLINS, CO	1,470,000	12,845,599	14,315,599	1,125,672	1996	40 years
NEIGHBORHOOD APTS. - COLORADO SPRINGS, CO	1,033,592	10,258,092	11,291,684	916,648	1996	40 years
NORTH POINTE - BISMARCK, ND	143,500	2,274,964	2,418,464	252,569	1995	24-40 years
OAK MANOR APTS. - DICKINSON, ND	25,000	336,033	361,033	72,879	1989	24-40 years
OAKWOOD ESTATES - SIOUX FALLS, SD	342,800	3,257,671	3,600,471	586,515	1993	24-40 years
OXBOW, - SIOUX FALLS, SD	404,072	4,606,469	5,010,541	630,377	1994	24-40 years
PARK EAST APTS. - FARGO, ND	83,000	4,983,651	5,066,651	253,494	1997	12-40 years
PARK MEADOWS - WAITE PARK, MN	1,143,450	10,257,185	11,400,635	951,144	1997	40 years
PARKWAY APTS. - BEULAH, ND	7,000	136,980	143,980	21,935	1988	5-40 years
PEBBLE CREEK - BISMARCK, ND	7,200	749,493	756,693	11,700	2000	40 years
PINE CONE APTS. - FT. COLLINS, CO	904,545	12,325,605	13,230,150	1,539,847	1994	40 years
POINTE WEST APTS. - MINOT, ND	240,000	3,757,816	3,997,816	600,991	1994	24-40 years
PRAIRIE WINDS APTS. - SIOUX FALLS, SD	144,097	1,858,747	2,002,844	344,299	1993	24-40 years
RIMROCK APTS. - BILLINGS, MT	329,708	3,537,917	3,867,625	70,116	2000	40 years
ROCKY MEADOWS 96 - BILLINGS, MT	655,985	6,059,764	6,715,749	536,176	1996	40 years
ROSEWOOD/OAKWOOD - SIOUX FALLS, SD	200,000	1,747,935	1,947,935	152,549	1996	40 years
SHERWOOD APTS. - TOPEKA, KS	1,150,000	14,748,882	15,898,882	201,061	2000	40 years
SOUTH POINTE - MINOT, ND	550,000	9,760,803	10,310,803	969,368	1995	24-40 years
SOUTHVIEW APTS. -MINOT, ND	185,000	539,212	724,212	77,149	1994	24-40 years
SOUTHWIND APTS - GRAND FORKS, ND	400,000	5,378,731	5,778,731	597,118	1996	24-40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

APARTMENTS	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED
SWEETWATER PROP. - DEVILS LAKE, ND	90,767	1,483,071	1,573,838	856,879	1972	5-40 years
SUNCHASE - FARGO, ND	52,870	986,975	1,039,845	277,628	1988	5-40 years
SUNSET TRAIL - ROCHESTER, MN	504,563	2,523,846	3,028,409	0	2000	N/A - construction in progress
THOMASBROOK APTS. - LINCOLN, NE	600,000	8,972,130	9,572,130	140,944	2000	40 years
VALLEY PARK MANOR - GRAND FORKS, ND	293,500	4,226,508	4,520,008	84,648	2000	40 years
VAN MALL WOODS - VANCOUVER, WA	600,000	5,518,313	6,118,313	211,455	1999	40 years
WEST STONEHILL - ST CLOUD, MN	939,000	10,710,087	11,649,087	1,214,126	1995	40 years
WESTWOOD PARK - BISMARCK, ND	161,114	2,011,049	2,172,163	90,573	1999	40 years
WOODRIDGE APTS. -ROCHESTER, MN	370,000	6,353,956	6,723,956	553,668	1996	40 years
	$27,676,737	$301,528,379	$329,205,116	$25,029,645

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

; COST CAPITALIZATION INITIAL COST TO TRUST SUBSEQUENT TO ACQUISITION
OFFICE BUILDINGS	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
1ST AVENUE BUILDING - MINOT, ND	$0	$30,000	$497,635	$2,826	$0
401 SOUTH MAIN - MINOT, ND	0	70,600	538,519	4,188	0
408 1ST STREET SE - MINOT, ND	0	10,000	36,907	0	0
7901 FLYING CLOUD DR - EDEN PRAIRIE, MN	0	,062,000	3,859,181	0	0
CREEKSIDE OFF BLDG. - BILLINGS, MT	1,160,384	311,310	1,373,608	54,223	0
LESTER CHIROPRACTIC CLINIC - BISMARCK, ND	0	25,000	243,917	0	0
LEXINGTON COMMERCE CENTER - EAGAN, MN	3,424,614	453,400	5,035,922	0	0
NORTHGATE II - MAPLE GROVE, MN	1,573,471	357,800	1,982,264	0	0
SOUTHEAST TECH CENTER - EAGAN, MN	4,257,628	559,500	5,551,871	0	0
WALTERS 214 SO MAIN - MINOT, ND	0	27,055	84,885	56	0
	$10,416,098	$2,906,665	$19,204,709	$61,294	$0

COMMERCIAL
AMERICA'S BEST WAREHOUSE - BOISE, ID	$3,382,026	$765,000	$4,019,068	$4,026	$0
AMERITRADE - OMAHA, NE	6,007,724	326,500	7,957,477	22,559	0
ARROWHEAD SHOPPING CENTER - MINOT, ND	1,318,413	100,359	2,730,805	81,657	0
BARNES & NOBLE - FARGO, ND	1,921,048	540,000	2,752,012	0	0
BARNES & NOBLE - OMAHA, NE	2,081,135	600,000	3,099,101	96	0
CARMIKE THEATRE - GRAND FORKS, ND	1,897,054	183,515	2,295,154	0	67,068
COMPUSA - KENTWOOD, MI	1,412,841	225,000	1,888,574	0	0
CORNER EXPRESS - MINOT, ND	835,524	195,000	1,001,342	384,918	0
CORNER EXPRESS - EAST GRAND FORKS, ND	0	150,000	1,235,315	0	0
EDGEWOOD VISTA - BELGRADE, MT	0	14,300	434,596	0	0
EDGEWOOD VISTA - BILLINGS, MT	676,544	130,000	850,218	0	0
EDGEWOOD VISTA - COLUMBUS, NE	0	14,300	434,480	0	0
EDGEWOOD VISTA - DULUTH, MN	0	390,000	3,822,400	0	0
EDGEWOOD VISTA - EAST GRAND FORKS, MN	577,697	25,000	874,821	0	0
EDGEWOOD VISTA - GRAND ISLAND, NE	0	14,300	434,480	0	0
EDGEWOOD VISTA - MINOT, ND	4,040,219	260,000	6,010,707	0	0
EDGEWOOD VISTA - MISSOULA, MT	582,852	108,900	853,528	0	0
EDGEWOOD VISTA - SIOUX FALLS, SD	679,748	130,000	844,739	0	0
EDGEWOOD VISTAS - UNDER CONSTRUCTION - OMAHA, HASTINGS & FREEMONT, NE	0	42,900	166,687	0	0
EVERGREEN 72 - EVERGREEN, CO	0	200,000	1,209,445	0	0
GREAT PLAINS SOFTWARE - FARGO, ND	9,297,644	125,501	15,249,652	0	0
LINDBERG BLDG. - EDEN PRAIRIE, MN	1,160,638	198,000	1,257,789	152,746	0
MAPLEWOOD SQUARE - ROCHESTER, MN	7,470,748	3,275,000	5,348,946	3,275,000	0
MED PARK MALL - GRAND FORKS, ND	3,422,211	680,500	4,131,362	680,500	0
MINOT PLAZA - MINOT, ND	0	50,000	459,079	874	0
PETCO WAREHOUSE - FARGO, ND	982,755	324,148	927,541	0	27,245
PIONEER SEED - MOORHEAD, MN	250,962	56,925	596,951	0	0
STONE CONTAINER - FARGO, ND	2,732,568	440,251	4,469,078	0	89,156
VIRO-MED - EDEN PRAIRIE, MN	2,997,813	666,000	4,197,634	0	0
WEDGEWOOD -- SWEETWATER, GA	1,462,258	334,346	3,637,532	0	0
	$55,190,421	$10,565,745	$83,190,515	$4,602,377	$183,469

	$265,056,767	$41,149,147	$388,356,435	$19,141,748	$1,272,560

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

OFFICE BUILDINGS	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMEN IS COMPUTED
1ST AVENUE BUILDING - MINOT, ND	$30,000	$570,462	$530,462	$363,385	1981	33-40 years
401 SOUTH MAIN - MINOT, ND	70,600	542,707	613,307	152,810	1987	24-40 years
408 1ST STREET SE - MINOT, ND	10,000	36,907	46,907	25,805	1986	19-40 years
7901 FLYING CLOUD DR - EDEN PRAIRIE, MN	1,062,000	3,859,181	4,921,181	36,457	2000	40 years
CREEKSIDE OFF BLDG. - BILLINGS, MT	311,310	1,427,832	1,739,142	272,274	1992	40 years
LESTER CHIROPRACTIC CLINIC - BISMARCK, ND	25,000	243,917	268,917	70,303	1988	40 years
LEXINGTON COMMERCE CENTER - EAGAN, MN	453,400	5,035,922	5,489,322	45,801	2000	40 years
NORTHGATE II - MPLE GROVE, MN	357,800	1,982,264	2,340,064	18,490	2000	40 years
SOUTHEAST TECH CENTER - EAGAN, MN	559,500	5,551,871	6,111,371	52,044	2000	40 years
WALTERS 214 SO MAIN - MINOT, ND	27,055	84,941	111,996	76,758	1978	20-40 years
	$2,906,665	$19,266,003	$22,172,668	$1,114,126

COMMERCIAL
AMERICA'S BEST WAREHOUSE - BOISE, ID	$765,000	$4,023,094	$4,788,094	$798,268	1994	40 years
AMERITRADE - OMAHA, NE	326,500	7,980,035	8,306,535	207,719	1999	40 years
ARROWHEAD SHOPPING CENTER - MINOT, ND	100,349	2,812,463	2,912,822	2,179,674	1973	15 1/2 - 40 years
BARNES & NOBLE - FARGO, ND	540,000	2,752,012	3,292,012	378,402	1994	40 years
BARNES & NOBLE - OMAHA, NE	600,000	3,099,197	3,699,197	348,651	1995	40 years
CARMIKE THEATRE - GRAND FORKS, ND	183,515	2,362,222	2,545,737	324,743	1994	40 years
COMPUSA - KENTWOOD, MI	225,000	1,888,574	2,113,574	165,250	1996	40 years
CORNER EXPRESS, MINOT, ND	195,000	1,386,260	1,581,260	53,754	1999	40 years
CORNER EXPRESS - EAST GRAND FORKS, ND	150,000	1,235,315	1,385,315	14,155	2000	40 years
EDGEWOOD VISTA - BELGRADE, MT	14,300	434,596	448,896	8,597	2000	40 years
EDGEWOOD VISTA - BILLINGS, MT	130,000	850,218	980,218	39,759	1999	40 years
EDGEWOOD VISTA - COLUMBUS, NE	14,300	434,480	448,780	8,594	2000	40 years
EDGEWOOD VISTA - DULUTH, MN	390,000	3,822,400	4,212,400	8,367	2000	40 years
EDGEWOOD VISTA - EAST GRAND FORKS, MN	25,000	874,821	899,821	61,046	1997	40 years
EDGEWOOD VISTA - GRAND ISLAND, NE	14,300	434,480	448,780	8,594	2000	40 years
EDGEWOOD VISTA - MINOT, ND	260,000	6,010,707	6,270,707	378,175	1997	40 years
EDGEWOOD VISTA - MISSOULA, MT	108,900	853,528	962,428	74,684	1997	40 years
EDGEWOOD VISTA - SIOUX FALLS, SD	130,000	844,739	974,739	39,556	1999	40 years
EDGEWOOD VISTAS - UNDER CONSTRUCTION - OMAHA, HASTINGS & FREEMONT, NE	42,900	166,687	209,587	0	2000	N/A - construction in progress
EVERGREEN 72 - EVERGREEN, CO	200,000	1,209,445	1,409,445	1,260	2000	40 years
GREAT PLAINS SOFTWARE - FARGO, ND	125,501	15,249,652	15,375,154	269,900	2000	40 years
LINDBERG BLDG. - EDEN PRAIRIE, MN	198,000	1,410,535	1,608,535	258,369	1992	40 years
MAPLEWOOD SQUARE - ROCHESTER, MN	3,275,000	8,623,946	11,898,946	170,877	2000	40 years
MEDPARK MALL - GRAND FORKS, ND	680,500	4,811,862	5,492,362	25,044	2000	40 years
MINOT PLAZA - MINOT, ND	50,000	459,954	509,954	85,802	1993	40 years
PETCO - FARGO, ND	324,148	954,786	1,278,934	130,549	1994	40 years
PIONEER SEED - MOORHEAD, MN	56,925	596,951	653,876	122,031	1992	40 years
STONE CONTAINER - FARGO, ND	440,251	4,558,234	4,998,485	510,187	1995	40 years
VIRO-MED - EDEN PRAIRIE, MN	666,000	4,197,634	4,863,634	126,728	1999	40 years
WEDGEWOOD - SWEETWATER, GA	334,346	3,637,532	3,971,878	290,446	1996	40 years
	$10,565,745	$87,976,360	$98,542,106	$7,089,181
	$41,149,147	$408,773,743	$449,919,890	$33,232,952

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ending April 30, 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Balance at beginning of year	$295,825,839	$231,416,322	$191,884,509
Additions during year
- acquisitions	155,284,745	62,455,508	39,014,223
- improvements and other	7,041,248	4,780,853	1,788,339
	$458,151,832	$298,652,683	$232,687,071
Deduction during year
- cost of real estate sold	-6,912,626	-2,826,844	-1,270,749
- impairment valuation	-1,319,316	0	0
Balance at close of year	$449,919,890	$295,825,839	$231,416,322

Reconciliations of accumulated depreciation for the three years ended April 30, 2000, 1999 and 1998 are as follows:

	2000	1999	1998
Balance at beginning of year	$26,112,399	$21,516,129	$16,948,156
Additions during year
- provisions for depreciation	8,460,112	5,966,874	4,791,907
Deduction during year
- accumulated depreciation on real estate sold	-1,339,559	-1,370,604	-223,934
Balance at close of year	$ 33,232,952	$ 26,112,399	$ 21,516,129

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

Schedule XII
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Int.
RESIDENTIAL
Fricke	7.00%	01/01/02	Monthly	-	$7,470	$2,269	$ 0
Higley Heights - Phoenix, AZ	8.00%	03/31/12	Quarterly	-	809,756	598,843	0
Rolland Hausmann	9.00%	02/01/16	Monthly	-	315,659	287,115	0
Diamond T - Scottsbluff, NE	8.00%	11/01/02	Monthly /Balloon	-	115,000	108,752	0
K-MOX - Prior Lake, MN	8.00%	01/01/04	Monthly /Balloon	-	46,500	45,930	0
Duane Peterson	Variable	-	Quarterly	-	130,000	130,000	0
Edgewood - Norfolk, NE	11.00%	04/01/01	Balloon	-	477,375	477,375	0
LESS:					$ 1,901,760	$1,650,284	$0
Unearned discounts						-392
Allowance for loan losses						-120,314
						$ 1,529,578

	2000	1999
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$10,721,214	$3,438,308
New participations in and advances on mortgage loans	607,375	7,655,061
	$11,328,589	$11,093,369
Collections	-9,678,305	-372,155
Write-off through allowance	0	0
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$1,650,284	$10,721,214

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	2000	1999	1998	1997	1996
Consolidated Income Statement Data
Revenue	$55,445,193	$39,927,262	$ 32,407,545	$23,833,981	$18,659,665
Income before gain/loss on properties and minority interest	9,867,874	6,401,676	4,691,198	3,499,443	3,617,807
Gain on repossession/ Sale of properties	1,754,496	1,947,184	465,499	398,424	994,163
Loss on Impairment of Properties	-1,319,316	0	0	0	0
Minority interest of portion of operating partnership income	-1,495,209	-744,725	-141,788	-18	0

Net income	8,807,845	7,604,135	5,014,909	3,897,849	4,611,970
Consolidated Balance Sheet Data
Total real estate investments	$418,216,516	$280,311,442	$213,211,369	$177,891,168	$122,377,909
Total assets	432,978,299	291,493,311	224,718,514	186,993,943	131,355,638
Shareholders' equity	109,920,591	85,783,294	68,152,626	59,997,619	50,711,920
Consolidated Per Share Data (basic and diluted)
Income before gain/loss on properties and minority interest	$ .47	$ .37	$ .30	$ .25	$ .30
Net Income	.42	.44	.32	.28	.38
Dividends	.51	.47	.42	.39	.37

CALENDAR YEAR	1999	1998	1997	1996	1995
Tax status of dividend
Capital gain	30.3%	6.3%	2.9%	21.0%	1.6%
Ordinary income	69.7%	76.0%	97.1%	79.0%	98.4%
Return of capital	0%	17.7%	0.0%	0.0%	0.0%

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000, 1999 and 1998

GAIN FROM PROPERTY DISPOSITIONS

	Total Original Gain(Loss)	Unrealized 04/30/00	Realized 04/30/00	Realized 04/30/99	Realized 04/30/98
Brooklyn Addition - Minot, ND*	$25,000	$0	$1,000	$1,000	$1,000
Superpumper - Grand Forks, ND	86,479	0	86,479	0	0
Superpumper - Crookston, ND	89,903	0	89,903	0	0
Superpumper - Langdon, ND	64,352	0	64,352	0	0
Superpumper - Sidney, MT	17,161	0	17,161	0	0
Mandan Apartments - Mandan, ND	75,612	0	75,612	0	0
Sweetwater Apts., - Devils Lake, ND	335,303	0	335,303	0	0
Hutchinson Technology - Hutchinson, MN	1,109,003	0	1,109,003	0	0
Jenner 18-Plex - Devils Lake, ND	-14,009	0	-14,009	0	0
Virginia Apartments - Minot, ND	-10,308	0	-10,308	0	0
1302 South 19 ½ - Minot, ND*	87,699	0	0	0	15,713
Fairfield Apts - Marshall, MN	80,121	0	0	80,121	0
Superpumper - Emerado, ND	158,146	0	0	158,146	0
Park Place Apts - Waseca, MN	366,018	0	0	366,018	0
Bison Properties - Jamestown, ND	1,341,899	0	0	1,341,899	0
Scottsbluff Estates - Scottsbluff, NE	326,138	0	0	0	326,138
Superpumper - Bottineau, ND	83,579	0	0	0	83,579
Superpumper - New Town, ND	25,417	0	0	0	25,417
Other gains	13,652	0	0	0	13,652
		$0	$1,754,496	$1,947,184	$ 465,499

* The gain from the sale of these properties is being realized based on the installment method. The amount of deferred gain realized was $1,000, $1,000 and $16,713 for the years ended April 30, 2000, 1999 and 1998, respectively.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

MORTGAGE LOANS PAYABLE

	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest
1112 32nd Ave SW - Minot, ND	9.00%	07/20/10	Monthly	$ 425,000	$ 331,490	$ 0
177 10th Ave East - Dickinson, ND	7.50%	110/1/18	Monthly	250,963	216,192	0
4301 9th Ave Sunchase II - Fargo, ND	9.04%	09/01/02	Monthly	364,765	76,192	0
4313 9th Ave Sunchase II - Fargo, ND	7.75%	02/01/14	Monthly	370,000	288,820	0
America's Best Furniture - Boise, ID	9.75%	03/29/03	Monthly	3,750,000	3,382,026	0
Ameritrade - Omaha, NE	7.25%	050/1/19	Monthly	6,150,000	6,007,919	0
Arrowhead Shopping Center - Minot, ND	8.25%	01/01/20	Monthly	1,325,000	1,318,413	0
Barnes & Noble Stores - ND & NE	7.98%	12/01/10	Monthly	4,900,000	4,001,233	0
Candlelight Apts. - Fargo, ND	7.50%	12/01/99	Monthly	578,000	444,065	0
Carmike - Grand Forks, ND	7.75%	020/1/07	Monthly	1,750,000	1,897,054	0
Castle Rock - Billings , ND	6.66%	030/1/09	Monthly	3,950,000	3,903,474	0
Century Apts. - Dickinson, ND	8.38%	03/01/06	Monthly	1,595,000	1,437,073	0
Century Apts. - Williston , ND	8.38%	03/01/06	Monthly	2,700,000	2,432,662	0
Chateau Apts. - Minot, ND	8.38%	03/01/06	Monthly	1,674,350	1,576,726	0
Clearwater Apts. - Boise , ID	6.47%	0101/09	Monthly	2,660,000	2,622,317	0
Colton Heights - Minot, ND	8.75%	03/01/07	Monthly	730,000	286,335	0
Cottonwood-Phase I - Bismarck, ND	6.59%	01/01/09	Monthly	2,800,000	2,761,222	0
Cottonwood-Phase II - Bismarck, ND	7.55%	11/01/09	Monthly	2,850,000	2,839,397	0
Country Meadows - Billings, MT	7.51%	01/01/08	Monthly	2,660,000	2,567,670	0
Creekside - Billings, MT	7.375%	06/01/13	Monthly	1,250,000	1,160,384	0
Crestview Apts. - Bismarck , ND	6.91%	070/1/08	Monthly	3,400,000	3,305,256	0
CompUSA - Kentwood, MI	7.75%	02/01/11	Monthly	1,565,361	1,412,841	0
Corner Express - East Grand Forks, MN	7.52%	10/01/13	Monthly	885,000	835,734	0
Crown Colony Apts. - Topeka, KS	7.55%	08/01/09	Monthly	7,350,000	7,322,656	0
Dakota Hill - Irving TX	7.88%	01/01/10	Monthly	25,550,000	25,514,754	0
Eastgate - Moorhead, MN	7.19%	090/1/09	Monthly	1,627,500	1,618,343	0
Edgewood Vista - Missoula , MT	9.75%	04/15/12	Monthly	647,500	582,852	0
Edgewood Vista - East Grand Forks, MN	7.79%	07/05/12	Monthly	650,000	577,894	0
Edgewood Vista - Minot , ND	7.52%	08/01/12 & 10/01/12	Monthly	4,075,553	4,040,219	0
Edgewood Vista - Sioux Falls , SD	7.52%	070/1/13	Monthly	720,000	679,919	0
Edgewood Vista - Billings , MT	7.13%	100/1/13	Bond-Semi	720,000	676,544	0
Forest Park Estates - Grand Forks, ND	7.33%	080/1/09	Monthly	7,595,000	7,493,912	0
Great Plains Software - Fargo, ND	7.08%	1001/13	Monthly	9,500,000	9,297,644	0
Heritage Manor - Rochester , MN	6.80%	10/01/18	Monthly	5,075,000	4,886,409	0
Hill Park Properties - Bismarck, ND	8.38%	06/01/06	Monthly	1,470,000	1,324,449	0
Ivy Club Apts. - Vancouver, WA	7.355%	12/01/01	Monthly	7,092,443	6,997,864	0
Jenner Properties - Grand Forks, ND	7.75%	11/01/04	Monthly	1,391,585	1,155,242	0
Kirkwood Manor - Bismarck, ND	8.15%	05/01/10	Monthly	2,293,900	2,293,900	0
Lancaster Apts. - St. Cloud, MN	7.04%	08/01/18	Monthly	1,769,568	1,765,640	0
Legacy Apts. Phase I - Grand Forks, ND	7.07%	01/01/05	Monthly	4,000,000	3,790,344	0
Legacy Apts. Phase II - Grand Forks, ND	7.07%	05/29/08	Monthly	2,575,000	2,501,388	0
Lexington Commerce Center - Eagan, MN	8.09%	02/01/10	Monthly	3,431,750	3,424,614	0
Lindberg Bldg. - Eden Prairie, MN	7.625%	02/01/07	Monthly	950,000	1,160,638	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

MORTGAGE LOANS PAYABLE (continued)

	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest
Magic City Apts. - Minot, ND	9.00%	10/10/10	Monthly	$2,794,299	$2,350,016	$0
Maplewood Square - Rochester, MN	6.90%	08/01/09	Monthly	7,670,000	7,470,808	0
MedPark Mall - Grand Forks, ND	8.75%	02/01/10	Monthly	3,425,000	3,422,211	0
MiramontApts. - Ft. Collins, CO	8.25%	08/01/36	Monthly	11,582,472	11,433,772	0
Neighborhood Apts. - Colorado Springs, CO	7.98%	0101/07	Monthly	7,525,000	7,172,881	0
NorthGate II - Maple Grove, MN	8.09%	02/01/10	Monthly	1,576,750	1,573,471	0
North Pointe - Bismarck, ND	7.12%	020/1/07	Monthly	1,400,000	1,660,279	0
Oakwood Estates - Sioux Falls, SD	8.38%	Balloon 03/01/06	Monthly	2,250,000	2,027,218	0
Oxbow - Sioux Falls , SD	8.38%	030/1/06	Monthly	3,565,000	3,212,015	0
Park East Apts. - Fargo, ND	6.82%	050/1/08	Monthly	3,500,000	3,427,168	0
Park Meadows Phase I - Waite Park, MN	7.00%	09/01/09	Monthly	3,022,500	3,005,494	0
Park Meadows Phase II - Waite Park, MN	7.899%	10/01/05	Monthly	2,214,851	2,094,661	0
Park Meadows Phase III - Waite Park, MN	4.00%	30 yr bond	Monthly	3,235,000	3,105,000	0
PETCO Warehouse - Fargo, ND	7.28%	09/01/08	Monthly	1,100,000	982,755	0
Pinecone - Ft. Collins, CO	7.125%	12/01/33	Monthly	10,685,215	10,388,494	0
Pioneer Building - Fargo, ND	8.00%	12/01/06	Monthly	425,000	250,962	0
Pointe West Apts. - Minot, ND	6.91%	07/01/08	Monthly	2,400,000	2,333,122	0
Prairie Winds Apts. - Sioux Falls, SD	7.04%	07/01/09	Monthly	1,325,000	1,315,071	0
Rimrock Apts. - Billing, MT	7.33%	08/01/09	Monthly	2,625,000	2,636,747	0
Rocky Meadows - Billings , MT	7.33%	08/01/09	Monthly	3,780,000	3,746,956	0
RoseWood/Oakwood - Sioux Falls, SD	8.38%	09/01/96	Monthly	1,323,000	1,207,736	0
Sherwood Apts. - Topeka, KS	7.55%	08/01/09	Monthly	11,025,000	10,983,984	0
SouthEast Tech Center - Eagan, MN	8.09%	02/01/10	Monthly	4,266,500	4,257,628	0
South Pointe - Minot, ND	7.12%	02/01/07	Monthly	6,500,000	6,348,125	0
Southwind Apts. - Grand Forks, ND	7.12%	02/01/07	Monthly	3,780,000	4,004,202	0
Stone Container - Fargo, ND	8.25%	02/01/11	Monthly	3,300,000	2,732,568	0
Sweetwater 24 Plex - Grafton, ND	9.75%	02/01/03	Monthly	270,000	53,527	0
Sweetwater 18 Plex - Grafton, ND	9.75%	020/1/03	Monthly	198,000	72,995	0
Thomasbrook - Lincoln, NE	7.22%	10/01/09	Monthly	6,200,000	6,158,734	0
Valley Park Manor - Grand Forks, ND	8.375%	10/01/01	Monthly	2,122,200	2,074,754	0
Van Mall Woods - Vancouver, WA	6.86%	12/01/03	Monthly	4,070,426	3,947,992	0
VIROMED - Eden Prairie, MN	6.98%	040/1/14	Monthly	3,120,000	2,997,813	0
Wedgewood Retirement - Sweetwater, GA	8.4825%	05/01/17	Monthly	1,566,720	1,462,257	0
West Stonehill - St. Cloud, MN	7.93%	06/01/17	Monthly	8,232,569	7,676,840	0
Westwood Park - Bismarck, ND	7.88%	12/01/09	Monthly	1,200,000	1,195,334	0
Woodridge Apts. - Rochester, MN	7.85%	010/1/17	Monthly	4,410,000	4,063,458	0
TOTALS				$274,753,740	$265,056,767

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2000

SIGNIFICANT PROPERTY ACQUISITIONS

Acquisitions for cash, assumptions of mortgages, and issuance of units in the operating partnership

COMMERCIAL
Maplewood Square - Rochester, MN	$ 11,800,000
Great Plains - Fargo, ND	15,000,000
Edgewood Vista - Grand Island, NE	446,000
Edgewood Vista - Columbus, NE	446,000
Edgewood Vista - Belgrade, MT	446,000
Corner C-Store - East Grand Forks, MN	1,385,000
Flying Cloud Drive - Eden Prairie, MN	4,900,000
Lexington Commerce Center - Eagan, MN	4,800,000
Northgate II - Maple Grove, MN	2,300,000
Southeast Tech Center - Eagan, MN	6,050,000
MedPark Mall - Grand Forks, ND	5,300,000
Edgewood Vista - Hermantown, MN	4,800,000
$ 57,673,000
RESIDENTIAL
Rimrock West - Billings, MT	3,750,000
Valley Park Manor - Grand Forks, ND	4,400,000
The Meadows I - Jamestown, ND ***	247,700
Thomasbrook - Lincoln, NE	9,188,470
Pebble Creek - Bismarck, ND	720,000
Country Meadows II - Billings, MT***	3,010,325
Crown Colony - Topeka, KS	10,500,000
Sherwood - Topeka, KS	15,750,000
Sunset Trail - Rochester, MN**	1,500,000
Legacy IV - Grand Forks, ND	4,301,250
Dakota Hill - Irving, TX	36,500,000
The Meadows II - Jamestown, ND	1,845,000
Lancaster Place - St. Cloud, MN	3,200,000
The Meadows III - Jamestown, ND**	68,000
Cottonwood Lake III - Bismarck, ND**	2,631,000
$97,611,745
TOTAL	$155,284,745

**Property not placed in service at April 30, 2000. Additional costs are still to be incurred.
***Represents costs to complete a project started in year ending April 30, 1999.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

QUARTER ENDED
	7-31-99	10-31-99	01-31-00	04-30-00
Revenues	$11,201,913	$12,900,697	$14,054,660	$17,287,923
Income before gain(loss) on properties and minority interest	1,801,322	2,478,912	2,390,868	3,196,772
Net gain(loss) on sale of properties	257,895	1,519,918	0	-23,317
Loss on Impairment of Properties	0	0	0	-1,319,316
Minority interest of unitholders in operating partnership	-235,935	-579,625	-369,028	-310,621
Net Income	1,823,282	3,419,205	2,021,840	1,543,518
Per share (basic and diluted)
Income before gain/loss on properties and minority interest	.10	.12	.11	.14
Net Income	.09	.16	.11	.06
QUARTER ENDED
	7-31-98	10-31-98	01-31-99	04-30-99
Revenues	$ 9,102,179	$ 9,836,370	$10,236,797	$10,151,916
Income before gain on properties and minority interest	1,327,851	1,760,067	1,732,928	1,580,830
Net gain on sale of properties	366,017	1,341,899	80,122	158,146
Minority interest of unitholders in operating partnership	-133,863	-287,579	-158,820	-164,463
Net Income	1,560,005	2,814,387	1,654,228	1,575,515
Per share (basic and diluted)
Income before gain on properties and minority interest	.07	.09	.09	.08
Net Income	.09	.17	.09	.09
QUARTER ENDED
	7-31-97	10-31-97	01-31-98	04-30-98
Revenues	$7,183,761	$7,996,262	$8,440,393	$8,787,129
Income before gain on properties and minority interest	894,045	1,233,451	1,358,752	1,204,950
Net gain on sale of properties	36,096	83,579	326,138	16,713
Minority interest of unitholders in operating partnership	-9	-9,423	-64,006	-68,350
Net Income	933,105	1,307,607	1,620,884	1,153,313
Per share (basic and diluted)
Income before gain on properties and minority interest	.06	.08	.08	.07
Net Income	.06	.09	.10	.07

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.