Form 10-Q
period 2000-07-31
INVESTORS REAL ESTATE TRUST
filed 2000-09-13
CIK 798359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2000

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0311232 (I.R.S. Employer Identification No.)
12 South Main, Minot, ND (Address of principal executive offices)	58701 (Zip code)

(701) 837-4738
(Registrant's telephone number, including area code)

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

Yes ( X )           No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of July 31, 2000, it had 22,881,766 Shares of Beneficial Interest outstanding.

PART I

Item 1. Financial Statement - Third Quarter Fiscal 2000

The accompanying condensed consolidated financial statements of Investors Real Estate Trust, and its subsidiaries (collectively, the “Company”), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K405 for the year ended April 30, 2000, of Investors Real Estate Trust, as filed with the SEC. The Condensed Consolidated Balance Sheet at April 30, 2000, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K405 and applicable under generally accepted accounting principles. Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted.

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended July 31, 2000, are not necessarily indicative of operating results for the entire year.

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET
(unaudited)

ASSETS	07-31-00	04-30-00
Real Estate Investments
Real Estate Owned	$ 485,353,07	$ 449,919,890
Less Accumulated Depreciation	- 36,080,794	-33,232,952
	$ 449,272,28	$ 416,686,938

Mortgage Loan Receivable	$ 1,151,552	$ 1,650,28
Less Discounts and Allowances	-120,314	-120,70
Total Real Estate Investments	$ 450,303,51	$ 418,216,51

(The remainder of this page has been left blank intentionally.)

OTHER ASSETS	07-31-00	04-30-00
Cash	$ 8,930,779	$ 3,449,264
Marketable Securities – Held to Maturity	2,524,737	2,601,420
Marketable Securities – Available for Sale	640,788	572,811
Accounts Receivable	433,592	467,441
Rent Receivable	1,185,558	1,055,922
Real Estate Deposits	285,750	768,850
Prepaid Insurance	505,850	110,183
Prepaid Dividend	700,000	0
Tax and Insurance Escrow	3,776,874	3,218,603
Deferred Charges	2,617,068	2,517,289
Furniture and Fixtures	281,412	0
Goodwill	1,641,437	0
TOTAL ASSETS	$ 473,827,363	$ 432,978,299

LIABILITIES
Accounts Payable and Accrued Expenses	$ 6,941,062	$ 6,343,595
Notes Payable	0	6,452,420
Mortgages Payable	303,612,817	265,056,767
Investment Certificates Issued	10,086,411	10,087,256
TOTAL LIABILITIES	$ 320,640,290	$ 287,940,038

Minority Interest in Operating Partnership	$ 40,624,183	$ 35,117,670

SHAREHOLDERS' EQUITY Shares of Beneficial Interest 22,881,766 on 07/31/00 22,452,069 on 04/30/00	$ 122,648,884	$ 119,233,172
General Partner Investment	1,000	0
Accumulated Distribution in Excess of Net Income	-9,936,466	-9,094,076
Accumulated Other Comprehensive Income/Loss	-150,528	-218,505
Total Shareholders’ Equity	112,562,891	109,920,591
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 473,827,363	$ 432,978,299

STATEMENT OF OPERATIONS
For the Three-Month Periods Ended July 31, 2000 and 1999

	3 Months Ended 07/31/00	3 Months Ended 07/31/99
REVENUE*
Real estate rentals	$ 17,291,976	$ 10,808,522
Interest, discounts and fees	139,668	393,391
Total Revenue	$ 17,431,644	$ 11,201,913

OPERATING EXPENSE
Interest	$ 5,677,556	$ 3,441,156
Utilities and Maintenance	2,613,195	1,736,997
Taxes	1,701,654	1,020,402
Insurance	167,281	88,731
Property Management Expenses	1,410,502	897,038
Advisory and Trustee Services	463,960	254,442
Operating Expenses	80,477	177,141
Amortization	95,680	43,666
Total Expenses	$ 12,210,304	$ 7,659,573

OPERATING INCOME (before reserves)	$ 5,221,340	$ 3,542,340
DEPRECIATION	-2,656,209	-1,741,018
OPERATING INCOME (after reserves) AND MINORITY INTEREST	2,565,131	1,801,322
GAIN ON SALE OF INVESTMENT	0	257,895
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	-425,667	-235,935
NET INCOME	$ 2,139,464	$ 1,823,282

	3 Months Ended 07/31/00	3 Months Ended 07/31/99
FUNDS FROM OPERATIONS**
Operating Income	$ 2,565,131	$ 1,801,322
Plus Depreciation	2,656,209	1,741,018
Minus Minority Interest Portion of Operating Partnership Net Income	-425,667	-235,935
Funds From Operations	$ 4,795,673	$ 3,306,405

PER SHARE
Operating Income (after reserves)	$ 0.09	$ 0.09
Gain on Sale of Investments	0.00	0.01
Total Taxable Income Per Share	0.09	0.11
Funds From Operations	0.21	0.17
Dividends Paid Per Share	0.1325	0.1200
Average Number of Shares Outstanding	22,631,392	19,495,323

 *   includes $354,194 of "straight-line rents."
**  includes $354,194 of "straight-line rents" which increased per share FFO by $.015 per share. No "straight-line rents" were included in the prior year results .

(The remainder of this page has been left blank intentionally.)

OPERATING SEGMENTS

The following information summarizes the Trust's segment reporting for Residential and Commercial properties along with reconciliations to the consolidated financial statements:

QUARTER ENDING JULY 31, 2000

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 4,401,646	$ 12,890,330	$ 17,291,976
Segment Expenses
Mortgage Interest	1,746,017	3,763,147	5,509,164
Utilities and Maintenance	194,590	2,418,605	2,613,195
Taxes	259,536	1,442,118	1,701,654
Insurance	17,125	150,156	167,281
Property Management	83,271	1,327,231	1,410,502
Total Segment Expense	$ 2,300,539	$ 9,101,257	$ 11,401,796
Segment Gross Profit	$ 2,101,107	$ 3,789,073	$ 5,890,180

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	139,668
Other Interest Expense	-168,392
Depreciation	-2,656,209
Advisory and Trust Fees	-463,960
Operating Expenses	-80,477
Amortization	-95,680
Consolidated Income Before Gain/Loss on Properties and Minority Interest	$ 2,565,131

QUARTER ENDING JULY 31, 1999

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 1,662,373	$ 9,146,149	$ 10,808,522
Segment Expenses
Mortgage Interest	764,672	2,543,493	3,308,165
Utilities and Maintenance	65,415	1,671,582	1,736,997
Taxes	39,589	980,813	1,020,402
Insurance	12,502	76,230	88,731
Property Management	13,004	884,034	897,038
Total Segment Expense	$ 895,182	$ 6,156,151	$ 7,051,332
Segment Gross Profit	$ 767,191	$ 2,989,999	$ 3,757,190

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	393,391
Other Interest Expense	-132,991
Depreciation	-1,741,018
Advisory and Trust Fees	-254,442
Operating Expenses	-177,141
Amortization	-43,667
Consolidated Income Before Gain/Loss on Properties and Minority Interest	$ 1,801,322

QUARTER ENDING JULY 31, 2000

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 151,385,125	$ 333,967,950	$ 485,353,075
Less Accumulated Depreciation	- 9,131,023	- 26,949,771	- 36,080,794
Total Consolidated Property Owned	$ 142,254,102	$ 307,018,179	$ 449,272,281

YEAR ENDING APRIL 30, 2000

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 120,714,774	$ 329,205,116	$ 449,919,890
Less Accumulated Depreciation	-8,203,307	-25,029,645	-33,232,952
Total Consolidated Property Owned	$ 112,511,467	$ 304,175,471	$ 416,686,938

(The remainder of this page has been left blank intentionally.)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three-Month Periods Ended July 31, 2000 and 1999

	07-31-00	07-31-99
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 2,139,464	$ 1,823,282
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	2,751,889	1,741,018
Minority interest portion of operating partnership income	425,667	235,935
Accretion of discount on contracts	0	-376
Gain on Sale of Properties	0	-257,895
Interest reinvested in investment certificates	58,574	114,313
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	483,100	-535,400
(Increase) decrease in other assets	-361,818	-62,086
(Increase) decrease in rent receivable	-129,636	0
(Increase) decrease in tax and insurance escrow	-558,271	-406,335
(Increase) decrease in deferred charges	-195,459	-431,115
Increase (decrease) in accounts payable & accrued expenses	597,467	358,537
Net cash provided from operating activities	$ 5,210,977	$ 2,579,878

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities held to maturity	$ 76,683	$ 56,278
Principle payments on mortgage loans receivable	606,898	11,836
Proceeds from sale of property	0	0
Payments from acquisition and improvements of properties	-12,012,135	-11,465,189
Purchase of marketable securities available for sale	0	0
Investment in Mortgage loan receivable	0	0
Net Cash used for investing activities	$ -11,328,554	$ -11,397,075

	07-31-00	07-31-99
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	$ 2,258,364	$ 6,070,134
Proceeds from investment certificates issued	646,850	874,236
Proceeds from mortgages payable	20,684,504	6,995,548
Proceeds from short-term lines of credit	2,800,000	5,800,000
Proceeds from sale of minority interest	0	1,000
Repurchase of shares/minority interest	-1,289,035	-1,348,242
Dividends/Distributions Paid	-1,231,597	-1,177,749
Prepaid Advances to DRIP	-700,000	0
Redemption of investment certificates	-706,269	-228,097
Principal payments on mortgage loans	-1,611,305	-1,011,620
Payments on short-term lines of credit	-9,252,420	-5,800,000
Net cash provided from financing activities	$ 11,599,091	$ 10,175,210

NET INCREASE (DECREASE) IN CASH	$ 5,481,515	$ 1,358,013
CASH AT BEGINNING OF YEAR	$ 3,449,264	$ 3,713,053
CASH AT END OF 1 ST QUARTER	$ 8,930,779	$ 5,071,066

(The remainder of this page has been left blank intentionally.)

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES 2000 and 1999	07-31-00	07-31-99

Dividends reinvested	$ 1,746,384	$ 1,535,640
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	19,603,741	2,122,200
Mortgage loan receivable transferred to property owned	0	0
Proceeds from Sale of Properties deposited directly with escrow agent	0	1,271,805
Properties acquired through the issuance of minority interest units in the operating partnership	5,981,938	4,400,000
Interest reinvested directly in investment certificates	54,574	114,313
Goodwill attributed through the issuance of minority interest units in the operating partnership	1,641,437	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 5,004,812	$ 3,196,773
Interest paid on margin account and other	119,477	45,097
Interest paid on investment certificates	97,723	77,863
	$ 5,222,012	$ 3,319,733

(The remainder of this page has been left blank intentionally.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

IRET’s 1st Quarter which ended July 31, 2000, produced excellent results. The new investments acquired during the past year performed very well and the existing portfolio also continued to do well resulting in new highs for revenues, net operating income and Funds From Operations. We expect the rest of Fiscal 2001 will produce continued good results. We are optimistic about the new apartment community we are building in Rochester, MN which has had a good lease-up prior to completion as well as the rest of our portfolio.

Results of Operations. IRET's 1st Quarter saw above average operating results which are summarized below.

*	Revenues. Revenues for the quarter increased 56% from the prior year - $17,431,644 compared to $11,201,913 – primarily as a result of the acquisition of new investments.
*	Operating Income. Operating income before depreciation increased to $5,221,340 from $3,542,340, an increase of 47%.
*	Net Income. Net income increased to $2,132,464 from $1,828,282. No capital gain income was recorded in the first quarter, compared to $257,895 realized in the prior year.
*	Funds From Operations. Funds From Operations (net income computed for Generally Accepted Accounting Practices, less capital gain and extraordinary items, plus depreciation) increased to $4,795,673 from $3,306,405, a gain of 45%. On a per share basis, FFO was $.21 per share, compared to $.17 per share for the 1st Quarter of Fiscal 2000, a gain of 23.5%. Of this increase, $354,194 or $.015 per share was due to an accounting rule change which requires us to record as income future revenues (“straight-line rent”) from long-term commercial property leases with periodic rent increases. No straight-line rent was included in prior year FFO. Funds From Operations is the generally accepted measure of performance for Real Estate Investment Trusts.

Property Acquisitions. The following properties were acquired by IRET during the 1 st Quarter and are producing income:

COST
75,815 sq. ft. office building – Rapid City, SD – leased to Conseco Financial	$ 6,850,000
11,300 sq. ft. office building – 12 South Main, Minot, ND	385,000
6,500 sq. ft. office/apartment building – 17 South Main, Minot, ND	90,000
TOTAL ACQUISITIONS	$ 7,325,000

(The remainder of this page has been left blank intentionally.)

Pending Acquisitions . The following properties are under construction or under purchase contract:

COST
67-unit Apartment Building (Cottonwood III Apartments) - Bismarck, ND	$ 4,200,000
73-unit apartment building & community center (Sunset Trail by IRET) – Rochester, MN	5,750,000
Addition to Edgewood Vista Assisted Living Center - Duluth, MN	2,200,000
84-unit Prairiewood Meadows apartment community – Fargo, ND	2,800,000
4 Edgewood Vista Care Facilities in Hastings, Fremont and Omaha, NE and Kalispell, MT	1,900,000
274-unit Olympic Village Apartment Community – Billings, MT	11,100,000
30,000 sq. ft. Stone Container distribution warehouse – Waconea, MN	1,650,000
TOTAL PENDING ACQUISITIONS	$29,600,000

Financial Condition. During the first quarter of its Fiscal 2001 year, IRET paid off $6,452,420 of short-term borrowings and increased cash on hand by nearly $5,500,000. This improvement in liquidity resulted primarily from continued sales of shares of beneficial interest ($2,715,712) and the placement of long-term mortgage debt on properties constructed or purchased in the prior year. Thus, IRET continues to maintain a strong balance sheet which will allow the acquisition of additional real estate properties. The relevant balance sheet figures are:

	07-31-00	04-30-00
Cash on Hand	$ 8,930,779	$ 3,449,264
Real Estate Owned	$ 485,353,075	$ 449,919,890
Notes Payable	$ 0	$ 6,452,420
Mortgages Payable	$ 303,612,817	$ 265,056,767
Shareholder Equity	$ 112,562,891	$ 109,920,591

Dividends. IRET paid a regular dividend of 13.25 cents per share on July 1, 2000, to shareholders of record at the close of business on June 15, 2000. This was an increase from 13 cents per share dividend paid on April 1, 2000, and was the 117 th consecutive quarterly dividend paid by IRET.

(The remainder of this page has been left blank intentionally.)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information – SALE OF SHARES OF BENEFICIAL INTEREST

IRET files this Report of Sales of Securities and Use of Proceeds therefrom in accordance with Rule 463 (17 CFR 230.463).

*	Effective date of the registration statement for which this form is filed:
June 13, 2000
*	SEC file number assigned to the registration statement:
333-35600
*	IRET CUSIP Number:
461730
*	The date the offering commenced:
June 13, 2000
*	As of August 31, 2000, 198,907.888 shares of the 1,000,000 share offering had been sold.
*	The offering continues on the date of this report.
*	The name(s) of the managing underwriter(s) are:

American Investment Services, Inc.
Berthel Fisher Financial Services, Inc.
Eagle One Investments, L.L.C.
Fintegra Financial Solutions
Garry Pierce Financial Services, L.L.P.
Huntingdon Securities Corporation
Inland National Securities, Inc.,
Iron Street Securities, Inc.
Invest Financial
Investment Centers of America, Inc.
ND Capital, Inc.
Netcap Preferred Equity, Ltd.
Okoboji Financial Services, Inc.
Primevest Financial Services, Inc.
Proequities, Inc.
Protective Group Securities
VSR Financial Services, Inc.
*	The title and code of each class of securities registered: Title of Security – (01) Shares of Beneficial Interest Code – EQ
*	The following table shows the amount and aggregate offering price of securities registered and sold for the account of the issuer as of August 31, 2000:

Title of Security	Amount Registered	Aggregate Price of Offering Amount Registered	Amount Sold	Aggregate Offering Price of Amount Sold
Shares of Beneficial Interest	1,000,000	$8,600,000	198,907.888	$1,710,608

*	The following is the amount of expenses incurred for the issuer’s account in connection with the issuance and distribution of the securities registered for each category listed below as of August 31, 2000.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Underwriting discounts and commissions	$ 0	$117,117
(02) Finders' Fees	$ 0	$ 0
(03) Expenses paid to or for underwriters	$ 0	$ 0
(04) Other expenses	$ 0	$ 13,761
(05) Total Expenses	$ 0	$130,878

*	The net offering proceeds to the issuer after the total expenses listed above as of August 31, 2000. $1,579,730

Page 13 & 14

*	The amount of net offering proceeds to the issuer used for each of the purposes listed below as of August 31, 2000.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Construction of plant, building and facilities	$ 0	$ 0
(02) Purchase and installation of machinery and equipment	$ 0	$ 0
(03) Purchase of real estate	$ 0	$ 1,579,730
(04) Acquisition of other business(es)	$ 0	$ 0
(05) Total Expenses	$ 0	$ 0
(06) Working Capital	$ 0	$ 0
Temporary investment (specify) – None.
Other purposes (specify) – None.

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
Thomas A. Wentz, Sr., President

Date: September 13, 2000