Form 10-Q
period 2000-10-31
INVESTORS REAL ESTATE TRUST
filed 2000-12-13
CIK 798359

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2000

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0311232 (I.R.S. Employer Identification No.)
Post Office Box 1988 12 South Main, Minot, ND (Address of principal executive offices)	58702-1988 (Zip code)

(701) 837-4738
(Registrant's telephone number, including area code)

12 South Main, Minot, ND 58701
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

Yes ( X )           No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of October 31, 2000, it had 23,080,328 Shares of Beneficial Interest outstanding.

PART I

Item 1. Financial Statement - Second Quarter Fiscal 2001

The accompanying condensed consolidated financial statements of Investors Real Estate Trust, and its subsidiaries (collectively, the “Company”), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K405 for the year ended April 30, 2000, of Investors Real Estate Trust, as filed with the SEC.  The Condensed Consolidated Balance Sheet at April 30, 2000, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K405 and applicable under generally accepted accounting principles.  Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with generally accepted accounting principles have been omitted.

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (of a normal recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended October 31, 2000, are not necessarily indicative of operating results for the entire year.

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET
(unaudited)

ASSETS	10-31-00	04-30-00
Real Estate Investments
Real Estate Owned	$ 503,887,950	$ 449,919,890
Less Accumulated Depreciation	-39,122,931	-33,232,952
	$ 464,765,019	$ 416,686,938

Mortgage Loan Receivable	$ 4,023,279	$ 1,650,284
Less Discounts and Allowances	-120,314	-120,706
Total Real Estate Investments	$ 468,667,984	$ 418,216,516

(The remainder of this page has been left blank intentionally.)

OTHER ASSETS	10-31-00	04-30-00
Cash	$ 5,386,769	$ 3,449,264
Marketable Securities – Held to Maturity	2,449,904	2,601,420
Marketable Securities – Available for Sale	556,842	572,811
Accounts Receivable	315,345	467,441
Rent Receivable	1,461,825	1,055,922
Real Estate Deposits	800,300	768,850
Prepaid Insurance	334,590	110,183
Prepaid Dividend	760,000	0
Tax and Insurance Escrow	4,078,128	3,218,603
Deferred Charges	2,654,157	2,517,289
Furniture and Fixtures	304,267	0
Goodwill	1,604,961	0
TOTAL ASSETS	$ 489,375,072	$ 432,978,299

LIABILITIES
Accounts Payable and Accrued Expenses	$ 6,775,720	$ 6,343,595
Notes Payable	6,986,888	6,452,420
Mortgages Payable	307,371,648	265,056,767
Investment Certificates Issued	10,048,322	10,087,256
TOTAL LIABILITIES	$ 331,182,578	$ 287,940,038

MINORITY INTEREST IN OPERATING PARTNERSHIP Limited Partnership Units 5,830,270 on 10/31/00 4,621,618 on 04/30/00	$ 45,052,111	$ 35,117,670

SHAREHOLDERS' EQUITY Shares of Beneficial Interest 23,080,328 on 10/31/00 22,452,069 on 04/30/00	$ 124,238,215	$ 119,233,172
Accumulated Distribution in Excess of Net Income	-10,863,358	-9,094,076
Accumulated Other Comprehensive Income/Loss	-234,474	-218,505
Total Shareholders’ Equity	113,140,383	109,920,591
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 489,375,072	$ 432,978,299

STATEMENT OF OPERATIONS
For the Three-Month and Six-Month Periods Ended October 31, 2000 and 1999

	3 Months Ended 10/31/00	3 Months Ended 10/31/99	6 Months Ended 10/31/00	6 Months Ended 10/31/99
REVENUE
Real Estate Rentals*	$ 18,216,163	$ 12,643,147	$ 35,508,138	$ 23,451,669
Interest, Discounts and Fees	188,097	257,550	327,766	650,941
Total Revenue	$ 18,404,260	$ 12,900,697	$ 35,835,904	$ 24,102,610

OPERATING EXPENSE
Interest	$ 6,087,438	$ 3,859,704	$ 11,778,403	$ 7,300,859
Utilities and Maintenance	2,775,648	1,829,598	5,388,844	3,566,595
Taxes	1,712,556	1,110,173	3,400,798	2,119,484
Insurance	174,471	109,797	341,752	209,619
Property Management Expenses	1,369,059	991,006	2,779,561	1,888,044
Administrative Expense & Trustee Services	295,827	269,390	759,789	523,832
Operating Expenses	124,078	194,437	204,555	371,605
Amortization	115,235	56,481	210,914	100,147
Total Expenses	$ 12,654,312	$ 8,420,586	$ 24,864,616	$ 16,080,185

OPERATING INCOME (before reserves)	$ 5,749,948	$ 4,480,111	$ 10,971,288	$ 8,022,425
DEPRECIATION	-3,042,137	-2,001,199	-5,698,346	-3,742,217
INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	2,707,811	2,478,912	5,272,942	4,280,208
GAIN ON SALE OF INVESTMENT	0	1,519,918	0	1,777,814
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	-538,618	-579,625	-964,285	-815,560
NET INCOME	$ 2,169,193	$ 3,419,205	$ 4,308,657	$ 5,242,462

*   Includes $276,267 and $630,461 for 3 months and 6 months ended 10/31/00 respectively of “straight-line rents."     “Straight-line rents” were not significant and, therefore, not included in the prior year results.

	3 Months Ended 10/31/00	3 Months Ended 10/31/99	6 Months Ended 10/31/00	6 Months Ended 10/31/99
PER SHARE
Income before Gain(Loss) on Properties Sold and Minority Interest (after reserves)	$ 0.12	$ 0.10	$ 0.23	$ 0.17
Gain on Sale of Investments	0.00	0.08	0.00	0.09
Net Income Per Share	0.09	0.18	0.19	0.26
Dividends Paid Per Share	0.135	0.126	0.2675	0.25
Average Number of Shares Outstanding	22,972,664	20,199,173	22,790,637	19,864,518

	3 Months Ended 10/31/00	3 Months Ended 10/31/99	6 Months Ended 10/31/00	6 Months Ended 10/31/99
OPERATING PARTNERSHIP FUNDS FROM OPERATIONS
Income before Gain(Loss) on Properties Sold**	$ 2,707,811	$ 2,478,912	$ 5,272,942	$ 4,280,208
Plus Depreciation	3,042,137	2,001,199	5,698,346	3,742,217
Funds from Operations**	$ 5,749,948	$ 4,480,111	$ 10,971,288	$ 8,022,425
Average Number of Shares and Operating Partnership Units Outstanding	28,541,676	23,591,212	27,951,380	22,655,494

**  Includes $276,267 and $630,461 for 3 months and 6 months ended 10/31/00 respectively of “straight-line rents.”
      “Straight-line rents” were not significant and, therefore, not included in the prior year results.

(The remainder of this page has been left blank intentionally.)

OPERATING SEGMENTS

The following information summarizes the Trust's segment reporting for Residential and Commercial properties along with reconciliations to the consolidated financial statements:

QUARTER ENDING October 31, 2000	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 4,031,487	$ 14,184,676	$ 18,216,163
Segment Expenses
Mortgage Interest	1,970,431	3,930,180	5,900,611
Utilities and Maintenance	225,545	2,550,103	2,775,648
Taxes	240,445	1,472,111	1,712,556
Insurance	23,780	150,691	174,471
Property Management	96,614	1,272,445	1,369,059
Total Segment Expense	$ 2,556,815	$ 9,375,530	$ 11,932,345
Segment Gross Profit	$ 1,474,672	$ 4,809,146	$ 6,283,818

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 188,097
Other Interest Expense	-186,827
Depreciation	-3,042,137
Administrative Expense and Trustee Fees	-295,827
Operating Expenses	-124,078
Amortization	-115,235
Income Before Gain/Loss on Properties and Minority Interest	$ 2,707,811

QUARTER ENDING October 31, 1999	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 2,423,432	$ 10,219,715	$ 12,643,147
Segment Expenses
Mortgage Interest	962,304	2,795,953	3,758,257
Utilities and Maintenance	70,244	1,759,354	1,829,598
Taxes	95,580	1,014,593	1,110,173
Insurance	9,453	100,344	109,797
Property Management	24,238	966,768	991,006
Total Segment Expense	$ 1,161,819	$ 6,637,012	$ 7,798,831
Segment Gross Profit	$ 1,261,613	$ 3,582,703	$ 4,844,316

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 257,550
Other Interest Expense	-101,447
Depreciation	-2,001,199
Administrative Expense and Trustee Fees	-269,390
Operating Expenses	-194,437
Amortization	-56,481
Income Before Gain/Loss on Properties and Minority Interest	$ 2,478,912

Year to date as of October 31, 2000	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 8,433,133	$ 27,075,005	$ 35,508,138
Segment Expenses
Mortgage Interest	3,716,448	7,693,327	11,409,775
Utilities and Maintenance	420,135	4,968,709	5,388,844
Taxes	499,981	2,900,817	3,400,798
Insurance	40,905	300,847	341,752
Property Management	179,885	2,599,676	2,779,561
Total Segment Expense	$ 4,857,354	$ 18,463,376	$ 23,320,730
Segment Gross Profit	$ 3,575,779	$ 8,611,629	$ 12,187,408

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 327,766
Other Interest Expense	-368,628
Depreciation	-5,698,346
Administrative Expense and Trustee Fees	-759,789
Operating Expenses	-204,555
Amortization	-210,914
Income Before Gain/Loss on Properties and Minority Interest	$ 5,272,942

Year to date as of October 31, 1999	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 4,085,805	$ 19,365,864	$ 23,451,669
Segment Expenses
Mortgage Interest	1,726,976	5,339,446	7,066,422
Utilities and Maintenance	135,659	3,430,936	3,566,595
Taxes	135,169	1,984,315	2,119,484
Insurance	21,955	187,664	209,619
Property Management	37,242	1,850,802	1,888,044
Total Segment Expense	$ 2,057,001	$ 12,793,163	$ 14,850,164
Segment Gross Profit	$ 2,028,804	$ 6,572,701	$ 8,601,505

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 650,941
Other Interest Expense	-234,437
Depreciation	-3,742,217
Administrative Expense and Trustee Fees	-523,832
Operating Expenses	-371,605
Amortization	-100,147
Income Before Gain/Loss on Properties and Minority Interest	$ 4,280,208

QUARTER ENDING October 31, 2000	Commercial	Residential	Total
Segment Assets
Property Owned	$ 155,677,560	$ 348,210,390	$ 503,887,950
Less Accumulated Depreciation	- 9,828,130	- 29,294,801	- 39,122,931
Total Property Owned	$ 145,849,430	$ 318,915,589	$ 464,765,019

YEAR ENDING APRIL 30, 2000	Commercial	Residential	Total
Segment Assets
Property Owned	$ 120,714,774	$ 329,205,116	$ 449,919,890
Less Accumulated Depreciation	_ -8,203,307	-25,029,645	-33,232,952
Total Property Owned	$ 112,511,467	$ 304,175,471	$ 416,686,938

(The remainder of this page has been left blank intentionally.)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six-Month Periods Ended October 31, 2000 and 1999

	10-31-00	10-31-99
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 4,308,657	$ 5,242,461
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	5,909,260	3,842,364
Minority interest portion of operating partnership income	964,285	815,560
Accretion of discount on contracts	0	-752
Gain on Sale of Properties	0	-1,777,814
Interest reinvested in investment certificates	134,650	149,293
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	-31,450	-818,390
(Increase) decrease in other assets	-224,407	-1,443,191
(Increase) decrease in rent receivable	-405,903	0
(Increase) decrease in tax and insurance escrow	-859,525	-1,106,506
(Increase) decrease in deferred charges	-896,868	-762,642
Increase (decrease) in accounts payable & accrued expenses	432,125	1,345,574
Net cash provided from operating activities	$ 9,330,824	$ 5,485,957

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities held to maturity	$ 151,516	$ 157,318
Principle payments on mortgage loans receivable	610,464	322,879
Proceeds from sale of property	0	296,462
Payments for acquisition and improvements of properties	-20,888,179	-23,010,700
Purchase of marketable securities available for sale	0	0
Investment in Mortgage loan receivable	-2,079,264	0
Net Cash used for investing activities	$ -22,205,464	$ -22,234,041

	10-31-00	10-31-99
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	$ 3,617,279	$ 13,794,942
Proceeds from investment certificates issued	1,180,030	2,280,586
Proceeds from mortgages payable	21,571,148	22,051,276
Proceeds from short-term lines of credit	10,286,888	8,800,000
Proceeds from sale of minority interest	0	1,000
Repurchase of shares/minority interest	-2,716,868	-1,608,613
Dividends/Distributions Paid	-4,071,222	-5,084,557
Prepaid Advances to DRIP	-760,000	0
Redemption of investment certificates	-1,353,614	-1,118,518
Principal payments on mortgage loans	-3,189,077	-5,154,354
Payments on short-term lines of credit	-9,752,420	-8,800,000
Net cash provided from financing activities	$ 14,812,144	$ 25,161,762

NET INCREASE (DECREASE) IN CASH	$ 1,937,505	$ 8,413,678
CASH AT BEGINNING OF YEAR	$ 3,449,264	$ 3,713,053
CASH AT END OF 2nd QUARTER	$ 5,386,769	$ 12,126,731

(The remainder of this page has been left blank intentionally.)

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES 2000 and 1999	10-31-00	10-31-99

Dividends reinvested	$ 3,346,687	$ 3,108,983
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	22,901,205	2,122,200
Mortgage loan receivable transferred to property owned	0	0
Proceeds from Sale of Properties deposited directly with escrow agent	0	3,524,781
Properties acquired through the issuance of minority interest units in the operating partnership	10,629,518	14,308,469
Interest reinvested directly in investment certificates	134,650	149,293
Goodwill attributed through the issuance of minority interest units in the operating partnership	1,604,961	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 10,254,870	$ 6,596,212
Interest paid on margin account and other	181,565	49,542
Interest paid on investment certificates	207,039	211,560
	$ 10,643,474	$ 6,857,314

(The remainder of this page has been left blank intentionally.)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results from Operations. We are again pleased to report excellent financial results for IRET’s second quarter of Fiscal 2001, which ended on October 31, 2000.  Continuing the experience of our first quarter, revenues, operating income, and funds from operations reached new highs as a result of strong performances from newly acquired and existing properties.  Highlights include:

*	An increase in revenues of 43% for the Second Quarter and 49% for the first six months of Fiscal 2001 as compared to the prior year.
*	An increase in Funds From Operations of the Operating Partnership of 28% for the Second Quarter and 37% for the six-month period over the prior year.
*	The addition of $27,072,950 of new real estate investments to our portfolio in the Second Quarter bringing the six month acquisition total to $55,986,448.
*	Receipt of an endorsement fee of $869,505 for 5,863 of our apartment units from a telephone provider. This will be recorded as income over the next 12 years.

Revenues. Revenues for the second quarter were $18,404,260, compared to $12,900,697 received in the comparable period of Fiscal Year 2000, an increase of 43%.  For the first six months of the current fiscal year, revenues reached $35,835,904 compared to the year-earlier figure of $24,102,610, an increase of 49%.

Net Operating Income. Operating income before depreciation for the second quarter increased to $5,749,948 from the year-earlier figure of $4,480,111, an increase of 28%.  For the first six months of Fiscal 2001, operating income was $10,971,288 versus $8,022,425, an increase of 37%.

Net Taxable Income.  Net taxable income for the second quarter was $2,169,193, compared to $3,419,205 in the prior year.  For the six months, net taxable income was $4,308,657 compared to $5,242,462 in the same period for Fiscal 2000.  These decreases in net taxable income result from the fact that IRET has not sold any properties during the current fiscal year and, thus, has not recorded any capital gain income.  In the prior fiscal year, capital gain income of $1,519,918 was recorded in the second quarter of Fiscal 2000 and $1,777,814 was recorded for the first six months of that fiscal year.

Funds From Operations.  Funds From Operations of the Operating Partnership (net income computed for generally accepted accounting practices, less capital gain and extraordinary items, plus real estate depreciation) increased to $5,749,948 from the year-earlier figure of  $4,480,111, an increase of 28%.  For the six-month period, Funds From Operations of the Operating Partnership reached $10,971,288, compared to $8,022,425, an increase of 37%.  Of these increases in FFO, $276,267 of the second quarter increase and $630,461 of the six-month increase was due to the “straight-line rent” accounting rule change which requires us to record as income future revenues (“straight-line rent”) from long term commercial property leases with periodic rent increases. Funds From Operations is the generally accepted measure of performance for real estate investment trusts.

Property Acquisitions.  The following properties were acquired by IRET during the second quarter of Fiscal 2001 and are producing income:

		COST
*	274-unit Olympic Village Apartment Community - Billings, MT	$ 11,616,500
*	30,000 sq. ft. Stone Container Distribution Warehouse - Waconia, MN	1,666,500
*	84-unit Prairie Wood Meadows Apartment Community - Fargo, ND	2,811,000
*	73-unit Apartment Building and Community Center – Sunset Trail by IRET, Rochester, MN	6,493,150
*	67-unit Cottonwood III Apartment Community - Bismarck, ND	4,485,800
	TOTAL	$ 27,072,950

Pending Acquisitions.  The following properties are under construction or under purchase contract:

		COST
*	Stone Container Addition – Fargo, ND	$ 2,000,000
*	Addition to Edgewood Vista Assisted Living Center- Duluth, MN	2,200,000
*	3 Edgewood Vista Care Facilities in Hastings, Fremont and Omaha, NE	1,697,150
*	2 Edgewood Vista Care Facilities in Kalispell, MT and East Grand Forks, MN	991,700
*	73,338 sq. ft. – Dewey Hill Business Center Officer/Showroom – Edina, MN	4,450,000
*	56.2% interest in the Partnership owning the 203,000 sq. ft. six-story Southdale Medical Center office building located between Fairview Southdale Hospital and the Southdale Shopping Center - Edina, MN	17,984,000
*	134-unit Ridge Oaks Apartment Community – Sioux City, IA	4,150,000
*	73-unit Sunset Trail II Apartment Community – Rochester, MN	6,300,000
*	27-unit Meadows III Apartment Community – Jamestown, ND	1,825,000
	TOTAL	$ 41,597,850

Financial Condition.  IRET continues to maintain a strong balance sheet, which will allow the acquisition of additional real estate properties.  The relevant balance sheet figures at the end of the second quarter, compared with the beginning of this fiscal year, are:

	10-31-00	04-30-00

Cash On Hand	$ 5,386,769	$ 3,449,264
Real Estate Owned	503,887,950	449,919,890
Notes Payable	6,986,888	6,452,420
Mortgages Payable	307,371,648	265,056,767
Shareholder Equity	113,140,383	109,920,591

Increased Dividend.  IRET paid a regular dividend of 13.5 cents per share on October 1, 2000, to shareholders of record at the close of business on September 15, 2000.  This was an increase from the 13.25 cents per share paid as a dividend on July 1, 2000, and was the 118th consecutive quarterly dividend paid by IRET.  An increased dividend of 14 cents per share will be paid on January 15, 2001, to shareholders of record at the close of business on January 2, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information – SALE OF SHARES OF BENEFICIAL INTEREST

IRET files this Report of Sales of Securities and Use of Proceeds therefrom in accordance with Rule 463 (17 CFR 230.463).

*	Effective date of the registration statement for which this form is filed:
June 13, 2000
*	SEC file number assigned to the registration statement:
333-35600
*	IRET CUSIP Number:
461730
*	The date the offering commenced:
June 13, 2000
*	As of October 31, 2000, 303,660.005 shares of the 1,000,000 share offering had been sold.
*	The offering continues on the date of this report.
*	The name(s) of the managing underwriter(s) are:
American Investment Services, Inc.
Berthel Fisher Financial Services, Inc.
Eagle One Investments, L.L.C.
Fintegra Financial Solutions
Garry Pierce Financial Services, L.L.P.
Huntingdon Securities Corporation
Inland National Securities, Inc.,
Iron Street Securities, Inc.
Invest Financial
Investment Centers of America, Inc.
ND Capital, Inc.
Netcap Preferred Equity, Ltd.
Okoboji Financial Services, Inc.
Primevest Financial Services, Inc.
Proequities, Inc.
Protective Group Securities
VSR Financial Services, Inc.
*	The title and code of each class of securities registered: Title of Security – (01) Shares of Beneficial Interest Code – EQ
*	The following table shows the amount and aggregate offering price of securities registered and sold for the account of the issuer as of October 31, 2000:

Title of Security	Amount Registered	Aggregate Price of Offering Amount Registered	Amount Sold	Aggregate Offering Price of Amount Sold
Shares of Beneficial Interest	1,000,000	$8,600,000	303,660.005	$2,611,476

*	The following is the amount of expenses incurred for the issuer’s account in connection with the issuance and distribution of the securities registered for each category listed below as of August 31, 2000.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Underwriting discounts and commissions	$ 0	$180,407
(02) Finders' Fees	$ 0	$ 0
(03) Expenses paid to or for underwriters	$ 0	$ 0
(04) Other expenses	$ 0	$ 13,761
(05) Total Expenses	$ 0	$194,168

*	The net offering proceeds to the issuer after the total expenses listed above as of October 31, 2000. $2,417,308

*	The amount of net offering proceeds to the issuer used for each of the purposes listed below as of October 31, 2000.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Construction of plant, building and facilities	$ 0	$ 0
(02) Purchase and installation of machinery and equipment	$ 0	$ 0
(03) Purchase of real estate	$ 0	$ 2,417,308
(04) Acquisition of other business(es)	$ 0	$ 0
(05) Total Expenses	$ 0	$ 0
(06) Working Capital	$ 0	$ 0
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

Date: December 1, 2000