Form 10-Q
period 2001-01-31
INVESTORS REAL ESTATE TRUST
filed 2001-03-15
CIK 798359

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2001

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

N/A

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

Yes ( X )           No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of January 31, 2001, it had 23,340,448 Shares of Beneficial Interest outstanding.

PART I

Item 1. Financial Statement - Third Quarter Fiscal 2001

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

In the opinion of the company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (of a normal recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended January 31, 2001, are not necessarily indicative of operating results for the entire year.

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET
(unaudited)

ASSETS	01/31/01	04/30/00
Real Estate Investments
Real Estate Owned	$ 553,295,579	$ 449,919,890
Less Accumulated Depreciation	-42,181,649	-33,232,952
	$ 511,113,930	$ 416,686,938

Mortgage Loans Receivable	$ 1,555,043	$ 1,650,284
Less Discounts and Allowances	-120,314	-120,706
Total Real Estate Investments	$ 512,548,659	$ 418,216,516

(The remainder of this page has been left blank intentionally.)

OTHER ASSETS	01/31/01	04/30/00
Cash	$ 7,716,140	$ 3,449,264
Marketable Securities – Held to Maturity	2,419,184	2,601,420
Marketable Securities – Available for Sale	635,141	572,811
Accounts Receivable	230,878	467,441
Rent Receivable	1,713,077	1,055,922
Real Estate Deposits	2,930,970	768,850
Prepaid Insurance	180,753	110,183
Prepaid Dividend	506,527	0
Tax and Insurance Escrow	4,975,202	3,218,603
Deferred Charges	1,157,406	2,517,289
Furniture and Fixtures	331,942	0
Goodwill	1,577,604	0
TOTAL ASSETS	$ 536,923,483	$ 432,978,299

LIABILITIES
Accounts Payable and Accrued Expenses	$ 9,346,514	$ 6,343,595
Notes Payable	7,500,000	6,452,420
Mortgages Payable	343,797,275	265,056,767
Investment Certificates Issued	10,924,787	10,087,256
TOTAL LIABILITIES	$ 371,568,576	$ 287,940,038

Minority Interest in Partnerships Limited Partner – NSCM	3,278,890	0

Minority Interest in Operating Partnership Limited Partnership Units 6,194,395 on 01/31/01 4,621,618 on 04/30/00	$ 47,774,266	$ 35,117,670

SHAREHOLDERS' EQUITY Shares of Beneficial Interest 23,340,448 on 01/31/01 22,452,069 on 04/30/00	$ 126,306,769	$ 119,233,172
Accumulated Distribution in Excess of Net Income	-11,848,843	-9,094,076
Accumulated Other Comprehensive Income/Loss	-156,175	-218,505
Total Shareholders’ Equity	114,301,751	109,920,591
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 536,923,483	$ 432,978,299

STATEMENT OF OPERATIONS
For the Three-Month and Nine-Month Periods Ended January 31, 2001 and 2000

	3 Months Ended 01/31/01	3 Months Ended 01/31/00	9 Months Ended 01/31/01	9 Months Ended 01/31/00
REVENUE
Real Estate Rentals*	$ 18,619,120	$ 13,764,781	$ 54,127,259	$ 37,216,450
Interest, Discounts and Fees	385,617	289,879	713,382	940,820
Total Revenue	$ 19,004,737	$ 14,054,660	$ 54,840,641	$ 38,157,270

OPERATING EXPENSE
Interest	$ 6,301,051	$ 4,431,814	$ 18,079,455	$ 11,732,673
Utilities and Maintenance	2,845,786	1,994,123	8,234,629	5,560,718
Taxes	1,847,064	1,261,261	5,247,862	3,357,454
Insurance	187,534	140,140	529,286	373,050
Property Management Expenses	1,540,540	1,137,537	4,320,100	3,025,581
Administrative Expense & Trustee Services	273,870	294,841	1,113,520	818,673
Operating Expenses	60,899	129,158	265,454	500,763
Amortization	124,576	43,666	335,491	155,474
Total Expenses	$ 13,181,320	$ 9,432,540	$ 38,125,797	$ 25,524,386

OPERATING INCOME (before reserves)	$ 5,823,417	$ 4,622,120	$ 16,714,844	$ 12,632,884
DEPRECIATION	-3,103,738	-2,231,252	-8,802,084	-5,961,808
INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	2,719,679	2,390,868	7,912,760	6,671,076
GAIN ON SALE OF INVESTMENT	25,124	0	25,124	1,777,814
MINORITY INTEREST OTHER PARTNERSHIP
	8,775	0	8,775	0
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	-426,316	-369,028	-1,390,602	-1,184,588
NET INCOME	$ 2,327,262	$ 2,021,840	$ 6,556,057	$ 7,264,302

*	Includes $251,252 and $881,713 for 3 months and 9 months ended 01/31/01 respectively of “straight-line rents." “Straight-line rents” were not significant and, therefore, not included in the prior year’s results.

	3 Months Ended 01/31/01	3 Months Ended 01/31/00	9 Months Ended 01/31/01	9 Months Ended 01/31/00
PER SHARE
Income before Gain(Loss) on Properties Sold (after minority interest and reserves)	$ 0.10	$ 0.09	$ 0.28	$ 0.26
Gain on Sale of Investments	0.00	0.00	0.00	0.09
Net Income Per Share	0.10	0.09	0.29	0.35
Dividends Paid Per Share	0.140	0.128	0.4075	0.378
Average Number of Shares Outstanding	23,217,257	21,652,944	22,952,316	20,549,278

	3 Months Ended 01/31/01	3 Months Ended 01/31/00	9 Months Ended 01/31/01	9 Months Ended 01/31/00
OPERATING PARTNERSHIP FUNDS FROM OPERATIONS
Income before Gain(Loss) on Properties Sold**	$ 2,719,679	$ 2,390,868	$ 7,912,760	$ 6,671,076
Plus Depreciation	3,103,738	2,231,252	8,802,084	5,961,808
Funds from Operations**	$ 5,823,417	$ 4,622,120	$ 16,714,844	$ 12,632,884
Average Number of Shares and Operating Partnership Units Outstanding	29,135,078	25,386,914	28,328,616	23,541,549

**	Includes $251,252 and $881,713 for 3 months and 9 months ended 01/31/01 respectively of “straight-line rents." “Straight-line rents” were not significant and, therefore, not included in the prior year’s results.

(The remainder of this page has been left blank intentionally.)

OPERATING SEGMENTS

The following information summarizes the Trust's segment reporting for Residential and Commercial properties along with reconciliations to the consolidated financial statements:

QUARTER ENDING January 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 4,729,718	$ 13,889,402	$ 18,619,120
Segment Expenses
Mortgage Interest	2,058,715	4,071,044	6,129,759
Utilities and Maintenance	272,820	2,572,966	2,845,786
Taxes	431,115	1,415,948	1,847,063
Insurance	30,206	157,328	187,534
Property Management	87,051	1,453,489	1,540,540
Total Segment Expense	$ 2,879,907	$ 9,670,775	$ 12,550,682
Segment Gross Profit	$ 1,849,811	$ 4,218,627	$ 6,068,438

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 385,617
Other Interest Expense	-171,292
Depreciation	-3,103,738
Administrative Expense and Trustee Fees	-273,870
Operating Expenses	-60,899
Amortization	-124,576
Income Before Gain/Loss on Properties and Minority Interest	$ 2,719,680

QUARTER ENDING January 31, 2000

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 2,241,737	$ 11,523,044	$ 13,764,781
Segment Expenses
Mortgage Interest	1,050,697	3,208,359	4,259,056
Utilities and Maintenance	147,384	1,846,739	1,994,123
Taxes	203,631	1,057,630	1,261,261
Insurance	22,626	117,514	140,140
Property Management	30,200	1,107,337	1,137,537
Total Segment Expense	$ 1,454,538	$ 7,337,579	$ 8,792,117
Segment Gross Profit	$ 787,199	$ 4,185,465	$ 4,972,664

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 289,879
Other Interest Expense	-172,758
Depreciation	-2,231,252
Administrative Expense and Trustee Fees	-294,841
Operating Expenses	-129,158
Amortization	-43,666
Income Before Gain/Loss on Properties and Minority Interest	$ 2,390,868

Year to date as of January 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 13,162,852	$ 40,964,407	$ 54,127,259
Segment Expenses
Mortgage Interest	5,774,542	11,764,371	17,538,913
Utilities and Maintenance	692,954	7,541,675	8,234,629
Taxes	931,096	4,316,765	5,247,861
Insurance	71,111	458,175	529,286
Property Management	266,935	4,053,165	4,320,100
Total Segment Expense	$ 7,736,638	$ 28,134,151	$ 35,870,789
Segment Gross Profit	$ 5,426,214	$ 12,830,256	$ 18,256,470

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 713,382
Other Interest Expense	-540,543
Depreciation	-8,802,084
Administrative Expense and Trustee Fees	-1,113,520
Operating Expenses	-265,454
Amortization	-335,491
Income Before Gain/Loss on Properties and Minority Interest	$ 7,912,760

Year to date as of January 31, 2000

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 6,327,542	$ 30,888,908	$ 37,216,450
Segment Expenses
Mortgage Interest	2,867,673	8,457,805	11,325,478
Utilities and Maintenance	283,043	5,277,675	5,560,718
Taxes	315,509	3,041,945	3,357,454
Insurance	67,872	305,178	373,050
Property Management	67,442	2,958,139	3,025,581
Total Segment Expense	$ 3,601,539	$ 20,040,742	$ 23,642,281
Segment Gross Profit	$ 2,726,003	$ 10,848,166	$ 13,574,169

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 940,820
Other Interest Expense	-407,195
Depreciation	-5,961,808
Administrative Expense and Trustee Fees	-818,673
Operating Expenses	-500,763
Amortization	-155,474
Income Before Gain/Loss on Properties and Minority Interest	$ 6,671,076

QUARTER ENDING January 31, 2001

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 195,279,465	$ 358,016,114	$ 553,295,579
Less Accumulated Depreciation	-11,754,874	-30,426,775	-42,181,649
Total Property Owned	$ 183,524,591	$ 327,589,339	$ 511,113,930

YEAR ENDING APRIL 30, 2000

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 120,714,774	$ 329,205,116	$ 449,919,890
Less Accumulated Depreciation	-8,203,307	-25,029,645	-33,232,952
Total Property Owned	$ 112,511,467	$ 304,175,471	$ 416,686,938

(The remainder of this page has been left blank intentionally.)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine-Month Periods Ended January 31, 2001 and 2000

	01/31/01	01/31/00
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 6,556,057	$ 7,264,301
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	9,137,575	6,117,282
Minority interest portion of operating partnership income	1,390,602	1,184,588
Accretion of discount on contracts	-392	-1,129
Gain on Sale of Properties	-25,124	-1,777,814
Interest reinvested in investment certificates	228,247	258,941
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	-2,162,120	-1,531,600
(Increase) decrease in other assets	-1,329,630	-328,976
(Increase) decrease in rent receivable	-405,903	0
(Increase) decrease in tax and insurance escrow	-1,756,599	-1,540,373
(Increase) decrease in deferred charges	-953,980	-866,186
Increase (decrease) in accounts payable & accrued expenses	3,002,919	2,017,767
Net cash provided from operating activities	$ 13,681,652	$ 10,796,801

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities held to maturity	$ 182,236	$ 268,784
Principal payments on mortgage loans receivable	2,273,047	496,151
Proceeds from sale of property	0	296,462
Payments for acquisition and improvements of properties	-30,726,764	-42,537,828
Purchase of marketable securities available for sale	0	0
Investment in Mortgage loan receivable	-2,148,911	-902,102
Net Cash used for investing activities	$ -30,420,392	$ -42,378,533

	01/31/01	01/31/00
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	$ 5,796,595	$ 19,151,372
Proceeds from investment certificates issued	2,095,676	2,965,096
Proceeds from mortgages payable	33,033,971	30,195,762
Proceeds from short-term lines of credit	17,139,308	13,300,000
Proceeds from sale of minority interest	0	1,000
Repurchase of shares/minority interest	-939,062	-826,306
Dividends/Distributions Paid	-6,494,822	-4,330,022
Prepaid Advances to DRIP	-4,857,009	-3,705,731
Redemption of investment certificates	-1,486,192	-4,551,878
Principal payments on mortgage loans	-5,095,961	-3,236,967
Payments on short-term lines of credit	-18,186,888	-13,300,000
Net cash provided from financing activities	$ 21,005,616	$ 35,662,326

NET INCREASE (DECREASE) IN CASH	$ 4,266,876	$ 4,080,594
CASH AT BEGINNING OF YEAR	$ 3,449,264	$ 3,713,053
CASH AT END OF 3rd QUARTER	$ 7,716,140	$ 7,793,647

(The remainder of this page has been left blank intentionally.)

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES 2001 and 2000	01/31/01	01/31/00

Dividends reinvested	$ 5,011,992	$ 4,703,902
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	22,901,205	2,122,200
Mortgage loan receivable transferred to property owned	0	0
Proceeds from Sale of Properties deposited directly with escrow agent	1,733,721	3,524,781
Properties acquired through the issuance of minority interest units in the operating partnership	14,779,518	19,208,469
Interest reinvested directly in investment certificates	228,247	258,941
Goodwill attributed through the issuance of minority interest units in the operating partnership	1,577,604	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 15,812,113	$ 10,656,200
Interest paid on margin account and other	229,799	71,652
Interest paid on investment certificates	301,099	445,499
	$ 16,343,011	$ 11,173,351

(The remainder of this page has been left blank intentionally.)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results from Operations. IRET experienced strong financial results for its third quarter of Fiscal 2001, which ended on January 31, 2001.  Continuing the experience of the first two quarters, revenues, operating income, and funds from operations reached new highs on good results from newly acquired and existing properties.  Highlights include:

*	An increase in revenues of 35% for the third quarter and 44% for the first nine months of Fiscal 2001 as compared to the prior year.
*	An increase in Funds From Operations of the Operating Partnership of 26% for the third quarter and 32% for the nine-month period over the prior year.
*	Natural gas and snow removal costs for many of our apartment communities were substantially higher than last year, but the overall portfolio still provided an increased return over the prior year.
*	The addition of $44,989,063 of new real estate investments to our portfolio in the Third Quarter bringing the nine month acquisition total to $100,975,512.

Revenues. Revenues for the third quarter were $19,004,737, compared to $14,054,660 received in the comparable period of Fiscal Year 2000, an increase of 35%.  For the first nine months of the current fiscal year, revenues reached $54,840,641 compared to the year-earlier figure of $38,157,270, an increase of 44%.

Net Operating Income. Operating income before depreciation for the third quarter increased to $5,823,417 from the year-earlier figure of $4,622,120, an increase of 26%.  For the first nine months of Fiscal 2001, operating income before depreciation was $16,714,844 versus $12,632,884, an increase of 32%.

Net Income.  Net income (after depreciation, but before capital gain income) for the third quarter was $2,719,679, compared to $2,390,868 in the prior year – an increase of 14%.  For the first nine months of the current year, net income was $7,912,760, compared to the year earlier figure of $6,671,076, a 19% increase.  This year’s third quarter results were affected by higher natural gas and snow removal costs.

Capital Gains.  IRET has not made any significant sales of properties during the first three quarters of the current fiscal year with only $25,124 of capital gains income this year, compared with $1,777,814 of capital gains recorded to this point in the prior fiscal year.  Two apartment communities (one in Bismarck and one in Fargo) are under sales contract and are expected to close either in the fourth quarter or in the first quarter of Fiscal 2002.

Funds From Operations.  Funds From Operations of the Operating Partnership (net income computed for generally accepted accounting practices, less capital gain and extraordinary items, plus real estate depreciation) increased to $5,823,417 from the year-earlier figure of  $4,622,120, an increase of 26%.  For the nine-month period, Funds From Operations of the Operating Partnership reached $16,714,844, compared to $12,632,884, an increase of 32%.  Of these increases in FFO, $251,252 of the third quarter increase and $881,713 of the nine-month increase was due to the “straight-line rent” accounting rule which requires us to record as income future revenues (“straight-line rent”) from long term commercial property leases with periodic rent increases. Funds From Operations is the generally accepted measure of performance for real estate investment trusts.

Property Acquisitions.  The following properties were acquired by IRET during the third quarter of Fiscal 2001 and are producing income:

		COST
*	Dewey Hill Business Center – 73,338 sq. ft. Office/Showroom – Edina, MN	$ 4,472,895
*	3 Edgewood Vista Care Facilities in Hastings, Fremont & Omaha, NE	1,700,062
*	Addition to Edgewood Vista Assisted Living Center – Duluth, MN	2,200,000
*	134-unit Ridge Oaks apartment community – Sioux City, IA	4,195,036
*	60.31% Partnership interest in Southdale Medical Center – Edina, MN	32,421,070
	TOTAL	$ 44,989,063

Pending Acquisitions.  The following properties are under construction or under purchase contract:

		COST
*	Stone Container Addition – Fargo, ND	$ 2,000,000
*	2 Edgewood Vista Care Facilities in Kalispell, MT & East Grand Forks, MN	991,700
*	73-unit Sunset Trail Phase II Apartment Community – Rochester, MN	6,300,000
*	27-unit Meadows III Apartment Community – Jamestown, ND	1,825,000
*	Six Office Buildings (448,042 sq. ft.) – Minneapolis, MN Suburb Area	33,200,000
*	Cold Spring Center – 77,533 sq. ft. Office Building – St. Cloud, MN	8,250,000
*	Hagen Systems Building – 25,000 sq. ft. Office Building – Eden Prairie, MN	3,000,000
*	Flannery Commercial Portfolio - Minnesota	6,300,000
	TOTAL	$ 61,866,700

Financial Condition.  IRET continues to maintain a strong balance sheet, which will allow the acquisition of additional real estate properties.  The relevant balance sheet figures at the end of the third quarter, compared with the beginning of this fiscal year, are:

	01/31/01	04/30/00

Cash On Hand	$ 7,716,140	$ 3,449,264
Real Estate Owned	553,295,579	449,919,890
Notes Payable	7,500,000	6,452,420
Mortgages Payable	343,797,275	265,056,767
Shareholder Equity	114,037,956	109,920,591

Increased Dividend.  IRET paid a regular dividend of 14 cents per share on January 15, 2001, to shareholders of record at the close of business on January 2, 2001.  This was an increase from the 13.5 cents per share paid as a dividend on October 1, 2000, and was the 119th consecutive quarterly dividend paid by IRET.  An increased dividend of 14.25 cents per share will be paid on April 2, 2001, to shareholders of record at the close of business on March 16, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information – SALE OF SHARES OF BENEFICIAL INTEREST

IRET files this Report of Sales of Securities and Use of Proceeds therefrom in accordance with Rule 463 (17 CFR 230.463).
*	Effective date of the registration statement for which this form is filed:
June 13, 2000
*	SEC file number assigned to the registration statement:
333-35600
*	IRET CUSIP Number:
461730
*	The date the offering commenced:
June 13, 2000
*	As of January 31, 2001, 590,388.093 shares of the 1,000,000 share offering had been sold.
*	The offering continues on the date of this report.
*	The name(s) of the managing underwriter(s) are:
American Investment Services, Inc.
Berthel Fisher Financial Services, Inc.
Eagle One Investments, L.L.C.
Fintegra Financial Solutions
Garry Pierce Financial Services, L.L.P.
Huntingdon Securities Corporation
Inland National Securities, Inc.,
Iron Street Securities, Inc.
Invest Financial
Investment Centers of America, Inc.
ND Capital, Inc.
Netcap Preferred Equity, Ltd.
Okoboji Financial Services, Inc.
Primevest Financial Services, Inc.
Proequities, Inc.
Protective Group Securities
VSR Financial Services, Inc.
*	The title and code of each class of securities registered: Title of Security – (01) Shares of Beneficial Interest Code – EQ
*	The following table shows the amount and aggregate offering price of securities registered and sold for the account of the issuer as of January 31, 2001:

Title of Security	Amount Registered	Aggregate Price of Offering Amount Registered	Amount Sold	Aggregate Offering Price of Amount Sold
Shares of Beneficial Interest	1,000,000	$8,600,000	590,388.093	$5,077,338

*	The following is the amount of expenses incurred for the issuer’s account in connection with the issuance and distribution of the securities registered for each category listed below as of January 31, 2001.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Underwriting discounts and commissions	$ 0	$412,018
(02) Finders' Fees	$ 0	$ 0
(03) Expenses paid to or for underwriters	$ 0	$ 0
(04) Other expenses	$ 0	$ 19,765
(05) Total Expenses	$ 0	$431,783

*	The net offering proceeds to the issuer after the total expenses listed above as of January 31, 2001. $4,645,555

*	The amount of net offering proceeds to the issuer used for each of the purposes listed below as of January 31, 2001.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Construction of plant, building and facilities	$ 0	$ 0
(02) Purchase and installation of machinery and equipment	$ 0	$ 0
(03) Purchase of real estate	$ 0	$ 4,645,555
(04) Acquisition of other business(es)	$ 0	$ 0
(05) Total Expenses	$ 0	$ 0
(06) Working Capital	$ 0	$ 0
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

Date: March 14, 2001