Form 10-K405
period 2001-04-30
INVESTORS REAL ESTATE TRUST
filed 2001-07-27
CIK 798359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K405

 Annual Report Pursuant to
Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2001	Commission File No. 0-14851

 INVESTORS REAL ESTATE TRUST
(Exact name of Registrant as specified in its charter)

(State or other jurisdiction of incorporation or organization) North Dakota	(IRS Employer Identification No.) 45-0311232

(Address of principal executive offices) 12 South Main, Suite 100 Minot, North Dakota	(Zip Code) 58701

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( X )

       The aggregate market value of the Registrant's outstanding Capital Shares of Beneficial Interest held by non-affiliates is $191,466,367 based on the last reported sale price on the Nasdaq Small Cap Market on June 14, 2001.

       The number of shares outstanding as of April 30, 2001, was 24,068,346 Shares of Beneficial Interest (no par value).

       Portions of the Trust's definitive proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

 INVESTORS REAL ESTATE TRUST
(Registrant)

 INDEX

PART I

 Item 1.  Business

       Investors Real Estate Trust (hereinafter "IRET"), a North Dakota Real Estate Investment Trust, is a self-administered and externally managed equity real estate investment trust (a "REIT") and was organized under the laws of the State of North Dakota on July 31, 1970.  IRET has qualified and operated as a REIT under Sections 856-858 of the Internal Revenue Code since its inception.

       IRET, pursuant to the requirements of Sections 856-858 of Internal Revenue Code which govern real estate investment trusts, is engaged in the business of making passive equity investments in income-producing real estate properties.

       IRET is self-administered having 17 employees in its only office in Minot, North Dakota, and operates principally in the northern plains states with its operating partnership owning real estate investments in the states of North Dakota, Minnesota, South Dakota, Georgia, Nebraska, Montana, Michigan, Colorado, Idaho, Iowa, Washington, Kansas and Texas.

 The Operating Partnership

      On February 1, 1997, IRET reorganized its structure in order to convert to Umbrella Partnership Real Estate Investment Trust (an "UPREIT") status. IRET established an operating partnership (IRET Properties, a North Dakota Limited Partnership) with a wholly owned corporate subsidiary acting as its sole general partner (IRET, Inc., a North Dakota Corporation). At that date, IRET transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units.

       On April 30, 2001, IRET controlled the operating partnership as sole general partner and as the owner of 24,068,346 of the 31,595,497 (76.18%) then outstanding operating partnership units.

       IRET as the sole general partner has full and exclusive management responsibility for the real estate investment portfolio owned by the operating partnership. The partnership must be operated in a manner that will allow IRET to continue its qualification as a real estate investment trust under the Internal Revenue Code.

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

 Source of Income

      IRET operates on a fiscal year ending April 30. For its past three fiscal years, its sources of operating revenue, total expenses, net real estate investment income, capital gain income, total income, and dividend distributions are as follows:

Fiscal Year Ending April 30,	2001	2000	1999
Revenue from Operations
Real Estate Rentals	$ 74,800,722	$ 54,257,881	$ 38,785,287
Interest, Discount & Fees	966,428	1,187,312	1,141,975
	$ 75,767,150	$ 55,445,193	$ 39,927,262
Expense	65,579,338	45,577,319	33,525,586
Net Real Estate Investment Income	$ 10,187,812	$ 9,867,874	$ 6,401,676
Gain on Sale of Investments (Capital Gain)	601,605	1,754,496	1,947,184
Allowance for Impaired Value of Real Estate	0	-1,319,316	0
Minority Interest of Unit Holders in Operating Partnership	-2,095,177	-1,495,209	-744,725
Net Income	$ 8,694,240	$ 8,807,845	$ 7,604,135
Per Share
Net Income	$ .38	$ .42	$ .44
Dividends Paid	$ .55	$ .50	$ .47

       As indicated above, IRET's principal source of operating revenue is rental income from real estate properties owned by its operating partnership. A minor amount of revenue is derived from interest income from mortgages and contracts for deed secured by real estate, interest on investments in government securities and interest on savings deposits. In addition to operating income, IRET recognizes capital gain income when real estate properties are sold at a price in excess of the depreciated cost of said properties.

       As of April 30, 2001, IRET owned 63 apartment communities in eleven (11) states having a total of 7,869 apartment units and 60 commercial buildings located in 8 states and totaling 2,513,518 square feet.  IRET is externally managed employing 16 independent third-party property management firms to manage its real estate portfolio.

 Item 2.  Properties

       IRET is a qualified 'real estate investment trust" under Section 856-858 of the Internal Revenue Code, and is in the business of making passive investments in real estate equities and mortgages. These real estate investments are managed by independent contractors on behalf of IRET.

Summary of Real Estate Investment Portfolio

	April 30, 2001
Real Estate Owned	$ 591,636,468
Less Depreciation Reserve	-44,093,145
	$ 547,543,323	96.0%

Mortgage Loans Receivable	1,037,095.2%
Total Real Estate Investments	$ 548,580,418

 Other Assets

	April 30, 2001
Cash & Marketable Securities	$ 9,368,176
Furniture & Fixtures	187,313
Goodwill	1,550,246
Deposits & Accruals	10,635,971
Total Other Assets	$ 21,741,706	3.8%
Total Assets	$ 570,322,124	100.0%

 Summary of Individual Properties

 Commercial Properties

State & City	Property Type	Square Feet	Investment	Fiscal 2001Occupancy

Minnesota
Bloomington
Pillsbury Business Ctr.	Office Building	42,220	$ 1,840,970	n/a%
Burnsville
Burnsville Bluffs	Office Building	26,186	2,456,646	n/a%
Nicollet VII	Office Building	118,400	7,360,670	n/a%
Duluth
Edgewood Vista	Assisted Living	57,187	4,241,450	100.00%
Edgewood Vista II	Assisted Living	26,412	1,439,737	100.00%
Eagan
2030 Cliff Road	Office Building	13,374	980,866	n/a%
Lexington Commerce	Office Building	89,840	5,489,723	100.00%
S.E. Tech Center	Office Building	58,300	6,115,517	100.00%
East Grand Forks
Corner Express	Convenience Store	14,490	1,392,251	100.00%
Edgewood Vista	Assisted Living	10,778	899,821	100.00%
Edgewood Vista II	Assisted Living	5,100	516,700	n/a%
Eden Prairie
Flying Cloud Drive	Office Building	61,217	5,074,810	99.18%
Lindberg Building	Office / Warehouse	40,941	1,608,535	100.00%
ViroMed	Office Building	48,700	4,863,634	100.00%
Edina
Dewey Hill Business Ctr.	Office Building	73,338	4,492,381	100.00%
Southdale Medical Center	Office Building	195,983	32,421,070	100.00%
Maple Grove
Northgate II	Office Building	25,999	2,348,979	100.00%
Maplewood & Woodbury
HealthEast I & II	Office Building	114,216	21,600,999	100.00%
Minnetonka
Hospitality Associates	Office Building	4,000	400,898	n/a%
Moorhead
Pioneer Seed Co.	Office/Warehouse	13,600	653,876	100.00%
Plymouth
Plymouth Tech IV	Office Building	53,309	5,891,898	n/a%
Plymouth Tech V	Office Building	73,500	8,136,431	n/a%
Rochester
Maplewood Square	Strip Mall	118,397	11,898,946	98.31%
St. Cloud
Cold Spring Center	Office Building	77,533	8,395,539	n/a%
Waconia
Stone Container	Distribution Center	29,440	1,666,518	100.00%

State & City	Property Type	Square Feet	Investment	Fiscal 2001 Occupancy

Winsted
Stern Lighting	Manufacturing Plant	38,000	$ 1,000,789	n/a%
Minnesota Total		1,430,460	$ 143,191,654	99.73%
Montana
Belgrade
Edgewood Vista	Assisted Living	5,100	$ 453,494	100.00%
Billings
Creekside Office Park	Office Building	37,318	1,868,570	81.39%
Edgewood Vista	Assisted Living	11,971	980,218	100.00%
Kalispell
Edgewood Vista	Assisted Living	5,895	568,150	100.00%
Missoula
Edgewood Vista	Assisted Living	10,314	962,428	100.00%
Montana Total		70,598	$ 4,832,860	90.38%
Nebraska
Columbus
Edgewood Vista	Assisted Living	5,100	$ 455,626	100.00%
Freemont
Edgewood Vista	Assisted Living	5,100	546,410	100.00%
Grand Island
Edgewood Vista	Assisted Living	5,100	455,626	100.00%
Hastings
Edgewood Vista	Assisted Living	5,100	565,777	100.00%
Omaha
Ameritrade Headquarters	Office Building	73,774	8,306,535	100.00%
Barnes & Noble	Retail Bookstore	27,500	3,699,197	100.00%
Edgewood Vista	Assisted Living	5,100	611,370	100.00%
Nebraska Total		126,774	$ 14,640,541	100.00%
North Dakota
Bismarck
Lester Chiropractic Clinic	Office Building	5,400	$ 268,917	100.00%
Fargo
Barnes & Noble	Retail	30,000	3,259,893	100.00%
Great Plains Software	Campus Facility	121,600	15,375,154	100.00%
Petco	Retail	18,000	1,278,934	100.00%
Stone Container	Office/Manufacturing	193,350	7,000,364	100.00%
Grand Forks
Carmike Theatre	Retail	28,300	2,545,737	100.00%
MedPark Mall	Retail	45,328	5,642,950	97.31%
Minot
1st Avenue Building	Office Building	15,900	533,765	58.82%
12 South Main	Office Building	11,300	389,205	93.25%

Page 7 & 8

State & City	Property Type	Square Feet	Investment	Fiscal 2001 Occupancy

17 South Main	Office Building	6,500	90,000	100.00%
114 South Main Street	Retail	3,500	111,996	0.00%
401 South Main	Office Building/Parking	11,200	659,914	90.41%
Arrowhead Shopping Ctr.	Strip Mall	80,000	2,973,786	98.74%
Corner Express C-Store	Retail	4,674	1,581,260	100.00%
Edgewood Vista	Assisted Living	97,821	6,270,707	100.00%
Minot Plaza	Retail	10,020	509,954	100.00%
North Dakota Total		682,893	$ 48,492,536	98.52%
South Dakota
Rapid City
Conseco	Office Building	75,815	$ 7,044,870	100.00%
Sioux Falls
Edgewood Vista	Assisted Living	11,971	974,739	100.00%
South Dakota Total		87,786	$ 8,019,609	100.00%

Total Commercial		2,513,518	$ 230,058,846	98.59%

Apartment Communities

State & City	Units	Investment	Fiscal 2001 Occupancy

Colorado
Colorado Springs
Neighborhood	192	$ 11,422,781	96.27%
Ft. Collins
MiraMont	210	14,363,539	97.10%
Pine Cone	195	13,263,860	96.71%
Colorado Total	597	$ 39,050,180	96.88%
Idaho
Boise
Clearwater	60	$ 3,853,638	92.14%
Idaho Total	60	$ 3,853,638	92.14%
Iowa
Sioux City
Ridge Oaks	132	$ 4,281,967	n/a%
	132	$ 4,281,967	n/a%

State & City	Units	Investment	Fiscal 2001 Occupancy

Kansas
Topeka
Crown Colony	220	$ 10,817,090	83.88%
Sherwood	300	16,001,205	86.97%
Total Kansas	520	$ 26,818,295	86.98%
Minnesota
Moorhead
Eastgate	116	$ 2,425,737	90.25%
Rochester
Heritage Manor	182	7,697,780	99.41%
Woodridge	108	6,775,134	98.46%
Sunset Trail	73	7,908,091	n/a%
Sunset Trail II & III	n/a	4,006,932	n/a%
St. Cloud
Lancaster Place	84	3,226,626	95.87%
Park Meadows	360	11,673,583	97.72%
West Stonehill	313	11,771,140	99.64%
Total Minnesota	1,236	$ 55,485,023	97.10%
Montana
Billings
Castle Rock	165	$ 5,742,534	92.49%
Country Meadows I	67	4,361,135	97.34%
Country Meadows II	67	4,359,718	97.50%
Olympic Village	274	11,782,852	n/a%
Rimrock	78	3,899,680	97.12%
Rocky Meadows	98	6,737,109	96.93%
Total Montana	749	$ 36,883,028	96.30%
Nebraska
Lincoln
Thomasbrook	264	$ 9,956,873	95.91%
Nebraska Total	264	$ 9,956,873	95.91%
North Dakota
Bismarck
Cottonwood Lake I & II	134	$ 9,197,265	88.36%
Cottonwood III	67	4,535,371	n/a%
Crestview	152	4,961,835	94.30%
Kirkwood Manor	108	3,731,401	93.86%
North Pointe	49	2,446,675	97.99%
Pebble Creek	18	784,962	98.04%
Westwood Park	64	2,205,488	99.25%
Dickinson
Century	120	2,321,814	88.09%

State & City	Units	Investment	Fiscal 2001 Occupancy

Eastwood	38	472,395	79.00%
Oak Manor	27	374,730	97.23%
Fargo
Candlelight	44	977,083	97.21%
Park East	122	5,136,953	98.75%
Prairiewood Meadows	85	2,839,271	n/a%
Sunchase	36	1,042,210	99.10%
Grand Forks
Forest Park Estates	270	7,482,837	94.70%
Jenner Properties	121	2,231,184	94.10%
Legacy	183	10,997,398	95.42%
Legacy IV	67	7,031,125	90.86%
Southwinds	164	5,972,073	90.77%
Valley Park Manor	168	4,713,692	95.44%
Minot
Chateau	64	2,468,984	96.86%
Colton Heights	18	967,733	93.85%
Dakota Arms	18	625,487	97.12%
Magic City	232	5,257,208	96.62%
South Pointe	196	10,345,036	97.01%
Southview	24	728,676	93.24%
Williston
Century	192	4,125,747	71.35%
Other Communities
Beulah Condominiums - Beulah	26	483,155	55.44%
Parkway Apartments - Beulah	36	150,912	56.99%
Bison Properties - Carrington & Cooperstown	35	614,541	94.36%
Sweetwater Properties - Devils Lake & Grafton	114	1,626,298	76.79%
Lonetree Manor - Harvey	12	228,846	74.82%
The Meadows I - Jamestown	27	1,878,636	98.40%
The Meadows II - Jamestown	27	1,878,636	97.54%
The Meadows III - Jamestown	27	2,046,455	n/a%
North Dakota Total	3,085	$ 112,882,092	91.99%
South Dakota
Rapid City
Pointe West	90	$ 4,061,061	94.59%
Sioux Falls
Oakwood Estates	160	5,664,991	96.47%
Oxbow	120	5,030,689	99.53%
Prairie Winds	48	2,013,055	99.32%
South Dakota Total	418	$ 16,769,796	97.35%

State & City	Units	Investment	Fiscal 2001 Occupancy

Texas
Irving
Dakota Hill at Valley Ranch	504	$ 37,617,106	92.84%
Texas Total	504	$ 37,617,106	92.84%
Washington
Vancouver
Ivy Club	204	$ 11,827,863	94.19%
Van Mall Woods	100	6,151,761	96.31%
Washington Total	304	$ 17,979,624	94.98%

Total Apartment Communities	7,869	$ 361,577,622	93.96%

                n/a = Property held less than 12 months.

Encumbrances

      As of April 30, 2001, the above properties were encumbered with individual first mortgage liens totaling $368,956,930.  The following table shows each mortgage, the interest rate, maturity date, payment terms, original and current balance:

Mortgage Loans Payable

	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

1112 32nd Ave SW - Minot, ND	7.50%	07/20/10	Monthly	$ 425,000	$ 309,303	$ 0
177 10th Ave East - Dickinson, ND	9.00%	11/01/18	Monthly	250,963	210,961	0
2030 Cliff Road - Eagan, MN	7.40%	04/01/11	Monthly	650,000	650,000	0
4301 9th Ave Sunchase II - Fargo, ND	9.04%	09/01/02	Monthly	364,765	32,534	0
4313 9th Ave Sunchase II - Fargo, ND	8.706%	02/01/14	Monthly	370,000	277,089	0
America's Best Furniture - Boise, ID	9.75%	03/29/03	Monthly	3,750,000	3,303,018	0
Ameritrade - Omaha, NE	7.25%	050/1/19	Monthly	6,150,000	5,854,993	0
Arrowhead Shopping Ctr. - Minot, ND	8.25%	01/01/20	Monthly	1,325,000	1,290,671	0
Barnes & Noble Stores - ND & NE	7.98%	12/01/10	Monthly	4,900,000	3,751,267	0
Burnsville Bluffs - Burnsville, MN	8.25%	01/01/21	Monthly	1,644,551	1,641,798	0
Candlelight Apts. - Fargo, ND	7.50%	12/01/99	Monthly	578,000	411,529	0
Carmike - Grand Forks, ND	7.75%	020/1/07	Monthly	2,000,000	1,845,233	0
Castle Rock - Billings, ND	6.66%	030/1/09	Monthly	3,950,000	3,857,473	0
Century Apts. - Dickinson, ND	7.003%	03/01/06	Monthly	1,595,000	1,393,489	0
Century Apts. - Williston, ND	7.003%	03/01/06	Monthly	2,700,000	2,358,883	0
Chateau Apts. - Minot, ND	7.003%	03/01/06	Monthly	1,674,350	1,528,906	0
Clearwater Apts. - Boise, ID	6.47%	01/01/09	Monthly	2,660,000	2,589,905	0
Cold Springs Center -St. Cloud, MN	7.40%	04/01/11	Monthly	5,250,000	5,250,000	0
Colton Heights - Minot, ND	8.35%	03/01/07	Monthly	730,000	256,077	0
Cottonwood Phase I - Bismarck, ND	6.59%	01/01/09	Monthly	2,800,000	2,727,822	0

Mortgage Loans Payable - continued	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

Cottonwood Phase II - Bismarck, ND	7.55%	11/01/09	Monthly	$ 2,850,000	$ 2,812,552	$ 0
Country Meadows Phs I - Billings, MT	7.51%	01/01/08	Monthly	2,660,000	2,522,888	0
Country Meadows Phs II - Billings, MT	8.10%	01/01/08	Monthly	2,600,000	2,564,285	0
Creekside - Billings, MT	7.375%	06/01/13	Monthly	1,250,000	1,106,166	0
Crestview Apts. - Bismarck, ND	6.91%	070/1/08	Monthly	3,400,000	3,245,760	0
CompUSA - Kentwood, MI	7.75%	02/01/11	Monthly	1,565,361	1,365,519	0
Conseco Bldg - Rapid City, SD	8.07%	08/01/15	Monthly	4,795,000	4,682,203	0
Corner Express - East Gnd Forks, MN	7.52%	10/01/13	Monthly	885,000	798,550	0
Crown Colony Apts. - Topeka, KS	7.55%	08/01/09	Monthly	7,350,000	7,253,424	0
Dakota Hill - Irving TX	7.88%	01/01/10	Monthly	25,550,000	25,293,305	0
Dewey Hill Business Ctr. - Edina, MN	7.93%	12/01/10	Monthly	3,125,000	3,114,964	0
E. Grand Station - E. Gnd Forks, MN	8.60%	08/1/15	Monthly	970,000	948,989	0
Eastgate - Moorhead, MN	7.19%	090/1/09	Monthly	1,627,500	1,601,726	0
Edgewood Vista - Missoula, MT	8.65%	04/15/12	Monthly	945,000	917,342	0
Edgewood Vista - E. Gnd Forks, MN	8.88%	07/05/12	Monthly	650,000	549,604	0
Edgewood Vista - Minot, ND	7.52%	08/01/12	Monthly	4,510,000	3,815,498	0
Edgewood Vista - Sioux Falls, SD	7.52%	070/1/13	Monthly	720,000	649,494	0
Edgewood Vista - Billings, MT	7.13%	10/01/13	Monthly	720,000	645,737	0
Edgewood Vista - Columbus & G. I., NE	8.65%	07/01/15	Monthly	624,000	608,733	0
Edgewood Vista - Duluth, MN	8.86%	05/01/15	Monthly	3,600,000	2,719,619	0
Flying Cloud - Eden Prairie, MN	8.61%	07/01/09	Monthly	3,830,000	3,812,804	0
Forest Park Estates - Grand Forks, ND	7.33%	080/1/09	Monthly	7,560,000	7,386,895	0
Great Plains Software - Fargo, ND	7.08%	10/01/13	Monthly	9,500,000	8,870,861	0
Health Investors Business Trust	7.94%	02/01/19	Monthly	19,482,851	19,176,624	0
Heritage Manor - Rochester, MN	6.80%	10/01/18	Monthly	5,075,000	4,749,593	0
Hospitality Assoc. - Minnetonka, MN	7.50%	04/01/06	Monthly	280,000	280,000	0
Ivy Club Apts. - Vancouver, WA	7.355%	12/01/01	Monthly	7,092,443	6,910,101	0
Jenner Properties - Grand Forks, ND	9.50%	11/01/04	Monthly	1,391,585	1,103,784	0
Kirkwood Manor - Bismarck, ND	8.15%	05/01/10	Monthly	2,293,900	2,267,110	0
Lancaster Apts. - St. Cloud, MN	7.04%	08/01/18	Monthly	1,769,568	1,716,664	0
Legacy Apts. Phase I - Gnd Forks, ND	7.07%	01/01/05	Monthly	4,000,000	3,714,145	0
Legacy Apts. Phase II - Gnd Forks, ND	7.07%	05/29/08	Monthly	2,575,000	2,457,041	0
Legacy Apts. Phase IV - Gnd Forks, ND	8.10%	07/31/20	Monthly	3,000,000	2,958,788	0
Lexington Commerce Ctr. - Eagan, MN	8.09%	02/01/10	Monthly	3,431,750	3,379,724	0
Lindberg Bldg. - Eden Prairie, MN	7.625%	02/01/07	Monthly	1,200,000	1,140,863	0
Magic City Apts. - Minot, ND	7.50%	10/10/10	Monthly	2,794,299	1,879,730	0
Maplewood Square - Rochester, MN	6.90%	08/01/09	Monthly	7,670,000	7,154,199	0
Meadows I & II - Jamestown, ND	8.155%	07/01/10	Monthly	1,975,000	1,965,867	0
MedPark Mall - Grand Forks, ND	8.075%	02/01/10	Monthly	3,425,000	3,381,663	0
Miramont Apts. - Ft. Collins, CO	8.25%	08/01/36	Monthly	11,582,472	11,381,741	0
Neighborhood Apts. - Colorado Springs, CO	7.98%	0101/07	Monthly	7,525,000	7,044,910	0
Nicollet VII - Burnsville, MN	8.05%	11/29/10	Monthly	4,784,880	4,779,772	0

Mortgage Loans Payable - continued	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

NorthGate II - Maple Grove, MN	8.09%	02/01/10	Monthly	$ 1,576,750	$ 1,552,846	$ 0
North Pointe - Bismarck, ND	7.12%	02/01/07	Monthly	1,700,000	1,640,483	0
Oakwood Estates - Sioux Falls, SD	7.003%	03/01/06	Monthly	2,250,000	1,965,736	0
Olympic Village - Billings, MT	7.62%	11/01/10	Monthly	8,400,000	8,377,235	0
Oxbow - Sioux Falls, SD	7.003%	030/1/06	Monthly	3,565,000	3,114,600	0
Park East Apts. - Fargo, ND	6.82%	050/1/08	Monthly	3,500,000	3,385,258	0
Park Meadows Phs I - Waite Park, MN	7.19%	10/01/13	Monthly	3,022,500	2,974,635	0
Park Meadows Phs II - Waite Park, MN	7.899%	10/01/05	Monthly	2,214,851	2,052,288	0
Park Meadows Phs III - Waite Park, MN	4.00%	30 yr bond	Monthly	3,235,000	3,055,000	0
Pebblecreek - Bismarck, ND	8.10%	07/30/20	Monthly	455,000	448,744	0
PETCO Warehouse - Fargo, ND	7.28%	09/01/08	Monthly	1,100,000	901,454	0
Pillsbury Bus. Ctr. - Bloomington, MN	7.40%	04/01/11	Monthly	1,260,000	1,260,000	0
Pinecone - Ft. Collins, CO	7.125%	12/01/33	Monthly	10,685,215	10,315,861	0
Pioneer Building - Fargo, ND	8.00%	12/01/06	Monthly	425,000	221,367	0
Plymouth IV & V - Plymouth, MN	8.17%	01/01/11	Monthly	9,280,912	9,271,270	0
Pointe West Apts. - Minot, ND	6.91%	07/01/08	Monthly	2,400,000	2,291,125	0
Prairie Winds Apts. - Sioux Falls, SD	7.04%	07/01/09	Monthly	1,325,000	1,300,993	0
Prairiewood Meadows - Fargo, ND	7.70%	11/01/20	Monthly	2,088,973	2,059,583	0
Ridge Oaks Apts. - Sioux City, IA	7.05%	01/01/31	Monthly	2,900,000	2,895,279	0
Rimrock Apts. - Billing, MT	7.33%	08/01/09	Monthly	2,660,000	2,599,093	0
Rocky Meadows - Billings, MT	7.33%	08/01/09	Monthly	3,780,000	3,693,447	0
RoseWood/Oakwood - Sioux Falls, SD	8.85%	09/01/96	Monthly	1,323,000	1,172,698	0
Southdale Medical Center - Edina, MN	7.80%	01/01/11	Monthly	24,000,000	23,949,215	0
Sherwood Apts. - Topeka, KS	7.55%	08/01/09	Monthly	11,025,000	10,880,136	0
SouthEast Tech Center - Eagan, MN	8.09%	02/01/10	Monthly	4,266,500	4,201,819	0
South Pointe - Minot, ND	7.12%	02/01/07	Monthly	6,500,000	6,272,436	0
Southwind Apts. - Grand Forks, ND	7.12%	02/01/07	Monthly	4,100,000	3,956,460	0
Sunset Trail Phase I - Rochester, MN	7.80%	03/01/11	Monthly	4,350,000	4,346,961	0
Sterner Lighting - Winsted, MN	7.50%	04/01/06	Monthly	700,000	700,000	0
Stone Container - Fargo, ND	8.25%	02/01/11	Monthly	3,300,000	2,567,688	0
Stone Container - Waconia, MN	8.79%	10/15/06	Monthly	1,329,381	1,303,763	0
Sweetwater 24-Plex - Grafton, ND	9.75%	02/01/03	Monthly	270,000	36,840	0
Sweetwater 18-Plex - Grafton, ND	9.75%	020/1/03	Monthly	198,000	50,240	0
Thomasbrook - Lincoln, NE	7.22%	10/01/09	Monthly	6,200,000	6,070,287	0
Valley Park Manor - Grand Forks, ND	8.375%	10/01/01	Monthly	3,000,000	2,990,184	0
Van Mall Woods - Vancouver, WA	6.86%	12/01/03	Monthly	4,070,426	3,858,149	0
VIROMED - Eden Prairie, MN	6.98%	040/1/14	Monthly	3,120,000	2,866,820	0
Wedgewood Retirmnt -Sweetwater, GA	9.17%	05/01/17	Monthly	1,566,720	1,420,809	0
West Stonehill - St. Cloud, MN	7.93%	06/01/17	Monthly	8,232,569	7,544,371	0
Westwood Park - Bismarck, ND	7.88%	12/01/09	Monthly	1,200,000	1,180,304	0
Woodridge Apts. - Rochester, MN	7.85%	010/1/17	Monthly	4,410,000	3,941,271	0
TOTALS				$ 387,389,035	$ 368,956,930	$ 0

*
Title
      The title to all of the above properties is in the name of either IRET Properties, a North Dakota Limited Partnership, IRET or a wholly owned subsidiary of IRET, in fee simple (in each case, IRET has in its files an attorney's title opinion or a title insurance policy evidencing its title).

*	Insurance In the opinion of management, all of said properties are adequately covered by casualty and liability insurance.
*	Planned Improvements There are no plans for material improvements to any of the above properties.
*	Contracts or Options to Sell As of April 30, 2001, IRET had not entered into any contracts or options to sell any of the above properties.
*
Occupancy and Leases
Occupancy rates shown above are for the fiscal year ended April 30, 2001. In the case of apartment properties, lease arrangements with individual tenants vary from month-to-month to one-year leases, with the normal term being six months. Leases on commercial properties vary from one year to 20 years.

Summary of Real Estate Investment by State

State	Total Real Estate Investment	Percent of Total

Colorado
Residential	$ 39,050,180
Commercial	0
Total	$ 39,050,180	7%
Georgia
Residential	$ 0
Commercial	$ 3,971,878
Total	$ 3,971,878.5%
Idaho
Residential	$ 3,853,638
Commercial	4,788,294
Total	$ 8,641,932	1%

State	Total Real Estate Investment	Percent of Total

Iowa
Residential	$ 4,281,967
Commercial	0
Total	$ 4,281,967	1%
Kansas
Residential	$ 26,818,295
Commercial	$ 0
Total	$ 26,818,295	5%
Michigan
Residential	$ 0
Commercial	$ 2,121,474
Total	$ 2,121,474.5%
Minnesota
Residential	$ 55,485,023
Commercial	$ 143,191,654
Total	$ 198,676,677	34%
Montana
Residential	$ 36,883,028
Commercial	4,832,860
Total	$ 41,715,888	7%
Nebraska
Residential	$ 9,956,873
Commercial	14,640,541
Total	$ 24,597,414
North Dakota
Residential	$ 112,882,092
Commercial	$ 48,492,536
Total	$ 161,374,628	27%
South Dakota
Residential	$ 16,769,796
Commercial	8,019,609
Total	$ 24,789,405	4%
Texas
Residential	$ 37,617,106
Commercial	$ 0
Total	$ 37,617,106	6%
Washington
Residential	$ 17,979,624
Commercial	$ 0
Total	$ 17,979,624	3%

TOTAL	$591,636,468	100%

Mortgage Loans Receivable

Location	04/30/01 Balance	Rate
Other Mortgages
$100,000 to $500,000	$ 992,826	8-11%
$50,000 to $99,999	0	n/a
$20,000 to $49,999	43,315	8%
Less than $20,000	954	7%
TOTAL	$ 1,037,095

Item 3.  Legal Proceedings

      IRET is not involved in any legal proceedings or litigation other than normal collection matters that will not have a material impact on financial results.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

The remainder of this page has been intentionally left blank.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Holder Matters

      IRET Shares of Beneficial Interest trade on the Nasdaq Small Cap Market under the symbol IRETS.

Closing Price Range

Fiscal Quarter Ended	High	Low

04/30/99	8.000	7.000
07/31/99	17.875	7.063
10/31/99	10.500	7.000
01/31/00	8.375	7.250
04/30/00	8.125	7.125
07/31/00	8.125	7.375
10/31/00	8.25	7.59
01/31/01	8.5	7.44
04/30/01	8.98	8.06

      On April 30, 2001, IRET had 6,337 shareholders of record.

       During Fiscal 2001, IRET offered primary Shares of Beneficial Interest for sale to the public under Best Efforts offerings through various brokers registered with the National Association of Securities Dealers. Primary shares were sold at $8.40 per share until 05/15/00 and at $8.60 per share from 06/13/00 until April 6, 2001, and also issued shares pursuant to its dividend reinvestment plan.  During Fiscal 2001, IRET did not sell any unregistered securities.   IRET also repurchased shares during Fiscal 2001. Following is a two-year summary, by quarter-year, of the sale of primary shares, issuance of dividend reinvestment shares, and repurchase of shares by IRET:

	Shares	Dollars
05/01/99 Beginning Balance	19,066,954	$ 93,095,819

Quarter Ended 07/31/99
Shares Sold	856,738	$ 7,172,603
Commissions Paid	_________	-466,368
	19,923,692	$ 99,802,054
Quarter Ended 10/31/99
Shares Sold	1,216,465	$ 9,789,966
Commissions Paid	_________	-497,488
	21,140,157	$109,094,532

	Shares	Dollars

Quarter Ended 01/31/00
Shares Sold	850,779	6,881,751
Commissions Paid	_________	-310,900
	21,990,936	$115,665,383
Quarter Ended 04/30/00
Shares Sold	461,133	$ 3,887,039
Commissions Paid	_________	-319,252
	22,452,069	$119,233,170
Quarter Ended 07/31/00
Shares Sold	288,677	$2,437,091
Commissions Paid		-173,256
Dividend Reinvestment Plan	141,736	1,157,349
Shares Redeemed	-716	-5,470
	22,881,766	$122,648,884
Quarter Ended 10/31/00
Shares Sold	158,248	$1,360,601
Commissions Paid		-99,949
Dividend Reinvestment Plan	40,603	330,957
Shares Redeemed	-289	-2,277
	23,080,328	$124,238,216
Quarter Ended 01/31/01
Shares Sold	286,868	$ 2,465,230
Commissions Paid		-193,123
Dividend Reinvestment Plan	12,813	103,169
Shares Redeemed	-39,561	-306,722
	23,340,448	$126,306,770
Quarter Ended 04/30/01
Shares Sold	610,833	$5,197,960
Commissions Paid		-312,251
Dividend Reinvestment Plan	117,286	958,177
Shares Redeemed	-221	-1,888
	24,068,346	$132,148,768

     IRET files this Report of Sales of Securities and Use of Proceeds therefrom in accordance with Rule 463 (17 CFR 230.463).

*	Effective date of the registration statement for which this form is filed:
June 13, 2000
*	SEC file number assigned to the registration statement:
333-35600
*	IRET CUSIP Number:
461730
*	The date the offering commenced:
June 13, 2000
*	All shares registered under the offering were sold.
*	The offering terminated on May 23, 2001.
*	The name(s) of the managing underwriter(s) are:

American Investment Services, Inc.
Berthel Fisher Financial Services, Inc.
Eagle One Investments, L.L.C.
Fintegra Financial Solutions
Garry Pierce Financial Services, L.L.P.
Huntingdon Securities Corporation
Inland National Securities, Inc.
Front Street Securities, Inc.
Invest Financial
Investment Centers of America, Inc.
ND Capital, Inc.
Netcap Preferred Equity, Ltd.
Okoboji Financial Services, Inc.
Primevest Financial Services, Inc.
Proequities, Inc.
Protractive Group Securities
VSR Financial Services, Inc.

*	The title and code of each class of securities registered: Title of Security - (01) Shares of Beneficial Interest Code - EQ
*	The following table shows the amount and aggregate offering price of securities registered and sold for the account of the issuer:

Title of Security	Amount Registered	Aggregate Price of Offering AmountRegistered	Amount Sold	Aggregate Offering Price of Amount Sold

Shares of Beneficial Interest	1,200,000	$10,320,000	1,200,000	$10,320,000
*	The following is the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and
 to affiliates of  the issuer

Direct or indirect payments to others

(01) Underwriting discounts and commissions	$ 0	$ 778,579
(02) Finders' Fees	$ 0	$ 0
(03) Expenses paid to or for underwriters	$ 0	$ 0
(04) Other expenses	$ 0	$ 30,521
(05) Total Expenses	$ 0	$ 809,100

*	The net offering proceeds to the issuer after the total expenses listed above. $9,510,900

*	The amount of net offering proceeds to the issuer used for each of the purposes listed below.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to
affiliates of the issuer

Direct or indirect payments to others

(01) Construction of plant, building and facilities	$ 0	$ 0
(02) Purchase and installation of machinery and equipment	$ 0	$ 0
(03) Purchase of real estate	$ 0	$ 9,510,900
(04) Acquisition of other businesses (es)	$ 0	$ 0
(05) Total Expenses	$ 0	$ 0
(06) Working Capital	$ 0	$ 0
Temporary investment (specify) - None.
Other purposes (specify) - None.

      The use of proceeds shown above does not represent a material change in the use of proceeds described in the prospectus.

      IRET has paid quarterly dividends since July 1, 1971. Dividends paid during the past three fiscal years were as follows:

Fiscal Year	2001	2000	1999
July 1st	$ .1325	$ .1240	$ .1100
October 1st	.1350	.1260	.1150
January 15th	.1400	.1280	.1200
April 1st	.1425	.1300	.1225
	$ .5500	$ .5080	$ .4675

 Item 6.  Selected Financial Data

	2001	2000	1999	1998	1997
Consolidated Income Statement Data
Revenue	$ 75,767,150	$ 55,445,193	$ 39,927,262	$ 32,407,545	$ 23,833,981
Income before gain/loss on properties and minority interest	10,187,812	9,867,874	6,401,676	4,691,198	3,499,443
Gain on repossession/ Sale of properties	601,605	1,754,496	1,947,184	465,499	398,424
Loss on Impairment of Properties	0	-1,319,316	0	0	0
Minority interest of portion of operating partnership income	-2,095,177	-1,495,209	-744,725	-141,788	-18

Net income	8,694,240	8,807,845	7,604,135	5,014,909	3,897,849
Consolidated Balance Sheet Data
Total real estate investments	$548,580,418	$418,216,516	$280,311,442	$213,211,369	$177,891,168
Total assets	570,322,124	432,978,299	291,493,311	224,718,514	186,993,943
Shareholders' equity	118,945,160	109,920,591	85,783,294	68,152,626	59,997,619
Consolidated Per Share Data (basic and diluted)
Income before gain/loss on properties and minority interest	$ .44	$ .47	$ .37	$ .30	$ .25
Net Income	.38	.42	.44	.32	.28
Dividends	.55	.51	.47	.42	.39

Calendar Year	2001	2000	1999	1998	1997
Tax status of dividend
Capital gain	.72%	30.3%	6.3%	2.9%	21.0%
Ordinary income	86.76%	69.7%	76.0%	97.1%	79.0%
Return of capital	12.52%	0%	17.7%	0.0%	0.0%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

 General

      IRET has operated as a "real estate investment trust" under Sections 856-858 of the Internal Revenue Code since its formation in 1970 and is in the business of owning income-producing real estate investments, both residential and commercial.

       On February 1, 1997, IRET restructured itself as an Umbrella Partnership Real Estate Investment Trust  (UPREIT).  IRET, through its wholly owned subsidiary, IRET, Inc., is the general partner of IRET Properties, a North Dakota limited partnership (the "Operating Partnership").

       On July 1, 2000, IRET became "self-advised" as a result of the acquisition of the advisory business and assets of Odell-Wentz and Associates, L.L.C.  Prior to that date, Odell-Wentz had been the advisor to the Trust and had furnished office space, employees, and equipment to conduct all of the day-to-day operations of IRET.  The Operating Partnership issued 255,000 of its limited partnership units to Odell-Wentz and Associates, L.L.C. in exchange for the advisory business and assets.  The valuation of the advisory business and assets of $2,083,350 was determined by an independent appraisal of the business and assets by a certified public accounting firm not otherwise employed by either IRET or the advisory company.  All employees of the advisory company became employees of IRET Properties on July 1, 2000, with the exception of Roger R. Odell who retired.

       No other material change in IRET's business is contemplated at this time.

       The following discussion and analysis should be read in conjunction with the attached audited financial statements prepared by Brady, Martz & Associates, P.C. of Minot, North Dakota, certified public accountants, which firm and its predecessors have served as the auditor for IRET since its inception in 1970.

       Certain matters included in this discussion are forward-looking statements within the meaning of federal securities laws.  Although IRET believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that the expectations expressed will actually be achieved.  Many factors may cause actual results to differ materially from IRET's current expectations, including general economic conditions, local real estate conditions, the general level of interest rates and the availability of financing, timely completion and lease-up of properties under construction, and various other economic risks inherent in the business of owning and operating investment real estate.

 Results from Operations for the Fiscal Years Ended April 30, 2001, 2000, and 1999

      IRET operates on a fiscal year ending on April 30.  The following discussion and analysis is for the fiscal years ended 4/30/2001, 2000, and 1999.

Revenues

      Total revenues of the Operating Partnership for Fiscal 2001 were $75,767,150, compared to $55,445,193 in Fiscal 2000 and $39,927,262 in Fiscal 1999.  The increase in revenues received during Fiscal 2001 in excess of the prior year revenues was $20,321,957.  This increase resulted from:

Rent from 28 properties acquired/completed in Fiscal 2001	$ 6,890,585
Rent from 27 properties acquired in Fiscal 2000 in excess of that received in 2000	12,888,919
Increase in rental income on existing properties	93,420
A decrease in Boise Warehouse rent (bankruptcy of tenant)	-36,301
A decrease in rent - properties sold in 2001	-32,404
A decrease in interest income	-371,585
An increase in straight line rents	383,015
An increase in ancillary income	506,308
$ 20,321,957

      The increase in revenues received during Fiscal 2000 in excess of that received in Fiscal 1999 was $15,517,931.  This increase resulted from:

Rent from 27 properties acquired/completed in Fiscal 2000	$ 10,206,154
Rent from 12 properties acquired in Fiscal 1999 in excess of that received in 1999	4,419,227
An increase in rental income on existing properties	579,151
A decrease in rent on the Boise, Idaho Furniture Store (bankruptcy of tenant)	-38,622
A decrease in rent - properties sold during 1999	-524,680
An increase in interest income	45,337
An increase in rent (straight-line calculations)	831,364
$ 15,517,931

      As shown by the above analysis, the Fiscal 2001 and 2000 increases in revenues resulted primarily from the addition of new real estate properties to the Operating Partnership's portfolio.  Rents received on properties owned at the beginning of Fiscal 2000 increased by $579,151 in Fiscal 2000 and only $93,420 in Fiscal 2001.  Thus, new properties generated most of the new revenues during the past two years.

Capital Gain Income

      The Operating Partnership realized capital gain income for Fiscal 2001 of $601,605.  This compares to $1,754,496 of capital gain income recognized in Fiscal 2000 and the $1,947,184 recognized in Fiscal 1999.  A list of the properties sold during each of these years showing sales price, depreciated cost plus sales costs and net gain (loss) is included in a later section of this discussion.

Expenses and Net Income

      The Operating Partnership's operating income for fiscal year 2001 increased to $10,187,812 from $8,548,558 earned in Fiscal 2000 and $6,401,676 earned in Fiscal 1999.  IRET's Net Income for generally accepted accounting purposes for Fiscal 2001 was $8,694,240, compared to $8,807,845 in Fiscal 2000 and $7,604,135 in Fiscal 1999.  On a per share basis, net income was $.38 per share in Fiscal 2001 compared to $.42 in Fiscal 2000 and $.44 in Fiscal 1999.

      These changes in Operating Income and Net Income result from the changes in revenues and expenses detailed below:

      For Fiscal 2001, a decrease in net income of $113,605, resulting from:

A decrease in gain on sale of investments	$ -1,152,891
An increase in net rental income	12,572,228
A decrease in interest income	-371,585
An increase in ancillary income	506,308
An increase in interest expense	-8,217,228
An increase in depreciation expense	-3,839,420
An increase in operating expenses, administrative, advisory & trustee services	-119,274
An increase in amortization expense	-212,091
An increase in minority interest of operating partnership	-598,968
A decrease in loss on impairment	1,319,316
$ -113,605

            The $1,203,710 increase in net taxable income for Fiscal 2000 over the net income earned in the prior fiscal year resulted from:

A decrease in gain from sale of investments	$ -192,688
An increase in net rental income (rents, less utilities, maintenance, taxes, insurance and management)	11,432,978
An increase in interest income	45,337
An increase in interest expense	-4,912,189
An increase in depreciation expense	-2,493,238
An increase in operating expenses and advisory trustee services	-545,270
An increase in amortization expense	-61,420
An increase in minority interest of operating partnership income	-750,484
An increase in loss on impairment of properties	-1,319,316
$ 1,203,710

Telephone Endorsement Fee

      During Fiscal 2001, IRET received a payment of $869,505 from a major telecommunications provider for allowing marketing access by that company to residents of apartment communities owned by IRET, totaling 5,863 units.  The contract provides that IRET will allow promotional materials to be placed in its apartment communities advertising the availability of telecommunication services over a 12-year period.  Of this payment, $110,979 was recognized as income by IRET during Fiscal 2001.  The balance of $758,526 will be recognized ratably over the remaining portion of the contract period and there is a possibility of a refund of these monies if IRET should violate the contractual terms of the agreement.

Comparison of Results from Commercial and Residential Properties

      The following is an analysis of the contribution by each of the two categories of real estate owned by IRET - residential and commercial - to IRET revenues as compared to the year-end depreciated cost of each:

Fiscal Years Ended 4/30	2001	%	2000	%	1999	%

Property Cost - less depreciation
Commercial	$ 218,261,880	40%	$ 112,511,467	27%	$ 60,141,248	22%
Residential	329,281,443	60%	304,175,471	73%	209,572,192	78%
Total	$ 547,543,323	100%	$ 416,686,938	100%	$269,713,440	100%

Revenues
Commercial	$ 18,994,010	25%	$ 11,878,026	22%	$ 5,775,161	15%
Residential	55,806,712	75%	42,379,855	78%	33,010,126	85%
Total	$ 74,800,722	100%	$ 54,257,881	100%	$ 38,785,287	100%

Expenses - before depreciation - see Note 11 to Financial Statement for detail
Commercial	$ 10,649,488	21%	$ 6,417,909	18%	$ 2,814,299	11%
Residential	39,500,071	79%	29,288,023	82%	22,440,129	89%
Total	$ 50,149,559	100%	$ 35,705,932	100%	$ 25,254,428	100%

Segment Gross Profit - before depreciation
Commercial	$ 8,344,522	34%	$ 5,460,117	29%	$ 2,960,862	22%
Residential	16,306,641	66%	13,091,832	71%	10,569,997	78%
Total	$ 24,651,163	100%	$ 18,551,949	100%	$ 13,530,859	100%

Commercial Properties - Analysis of Lease Expirations and Credit Exposure

      The following table shows the annual lease expiration percentages for the commercial properties owned by IRET for Fiscal years 2001 through 2010 and the leases that will expire during Fiscal year 2011 and beyond.

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration	Percentage of Total Annualized Base Rent

2001	111,548	4.87%	$ 165,396	0.75%
2002	164,941	7.21%	1,468,440	6.64%
2003	156,327	6.83%	908,393	4.11%
2004	152,845	6.68%	1,342,386	6.07%
2005	128,214	5.60%	1,170,815	5.29%
2006	64,743	2.83%	727,858	3.29%
2007	128,827	5.63%	766,844	3.47%
2008	96,301	4.21%	1,113,073	5.03%
2009	81,016	3.54%	592,695	2.68%
2010	102,999	4.50%	1,228,872	5.55%
2011 and beyond	1,101,030	48.11%	12,642,660	57.14%
Total	2,513,518	100.00%	$ 22,127,432	100.00%

      The following table shows the percentage of commercial leases by size of leased space in 10,000 square foot increments:

Square Feet Under Lease	Percentage of Aggregate Portfolio Leased Square Feet	Annualized Base Rent	Percentage of Aggregate Portfolio Annualized Base Rent

10,000 or Less	13.93%	$ 3,245,361	14.67%
10,001 - 20,000	14.75%	3,044,041	13.76%
20,001 - 30,000	14.50%	2,987,722	13.50%
30,001 - 40,000	7.75%	1,426,070	6.44%
40,001 - 50,000	9.94%	2,191,103	9.90%
50,001 +	39.14%	9,233,134	41.73%
Total	100.00%	$ 22,127,431	100.00%

Significant Properties

      During Fiscal 2000 and 2001, IRET acquired one apartment community (Dakota Hill - Irving, Texas) and two commercial properties (HealthEast Medical in Maplewood and Woodbury, Minnesota and Southdale Medical Center in Edina, Minnesota) where the purchase price exceeded 10% of the IRET portfolio for such property type.

   The details of such acquisitions and their performance since acquisition are as follows:

	Dakota Hill	HealthEast	Southdale Medical*

Description	504-unit Class A Apartment Community	114,216 Square Feet Medical Office Buildings	195,983 Square Feet Medical Office Buildings

Address	7902 North MacArthur - Irving, TX	St. Johns Medical Office Building - 1600 Beam Ave, Maplewood, MN Woodwinds Medical Office Bldgs. - 1875 Woodwinds Dr, Woodbury, MN	6545 France Ave S, Edina, MN

Date of Acquisition	02/01/2000	05/01/2000	12/13/2000

Purchase Price	$37,473,258	$21,600,999	$32,421,070

Loan	$25,550,000	$19,482,851	$24,000,000

Interest Rate - fixed for 10 years or longer	7.88%	7.940%	7.8%

Cash Investment	$10,152,420	$ 1,775,978	$ 5,000,000

Fiscal 2001
Rental Income	$ 5,339,716	$ 1,916,636	$ 954,315
Expenses	-2,461,696	-0	-30,852
Gross Income	2,878,020	1,916,636	923,463
Mortgage Interest Paid	-2,002,678	-1,533,964	-686,068
Depreciation	-859,058	-439,868	-210,883
Net Income	16,284	-57,196	26,512
Fiscal 2000
Rental Income	$ 1,300,317	n/a	n/a
Expenses	-376,642	n/a	n/a
Gross Income	923,675	n/a	n/a
Mortgage Interest Paid	-502,988	n/a	n/a
Depreciation	-176,361	n/a	n/a
Net Income	$ 244,326	n/a	n/a

*      IRET owns a 60% interest in this property. Data shown is the full income and expense for this property.

      The following table shows the lessees of commercial property that account for five percent or more of the total scheduled rent on May 1, 2001, from all commercial properties owned by IRET:

Lessee	Monthly Rent	% of Total

Step II, Inc. DBA Edgewood Vista	$ 197,547	9.7%
HealthEast Medical	159,720	7.8%
Great Plains Software, a subsidiary of Microsoft, Inc.	156,250	7.7%
All Others	1,524,190	74.8%
Total Scheduled Rent on May 1, 2001	$ 2,037,707	100.00%

      As of this date, two tenants of commercial space have filed for bankruptcy protection under Chapter 11 of the bankruptcy code.  Carmike Theatres is the lessee of a 28,300 square foot theatre in Grand Forks, North Dakota with a monthly rent of $23,654 and Teligent Communications, Inc. is the lessee of 21,677 square feet in the Lexington Commerce Center, Eagan, Minnesota with a monthly rent of $11,182, plus common area charges of $4,571.  Both Carmike and Teligent have the right to reject their lease obligations and vacate the leased premises.  At this time, both are paying rent and remain in possession.

Results from Stabilized Properties

      IRET defines fully stabilized properties as those both owned at the beginning of the prior fiscal year and having completed the rent-up phase (90% occupancy).  "Same store" results for Fiscal 2001 and 2000 for residential and commercial were:

Same Store Residential	Fiscal 2001	Fiscal 2000	% Change

Scheduled Rent	$ 38,228,938	$ 37,471,897	2.0%

Total Receipts	$ 37,957,512	$ 36,615,535	3.7%

Utilities & Maintenance	8,020,633	6,757,467	18.7%
Management YTD	3,770,137	3,615,178	4.3%
Taxes & Insurance	4,104,636	4,021,124	2.1%
Mortgage Interest	9,250,331	10,259,450	-10.9%
Total Expenses	$ 25,145,737	$ 24,653,219	2.0%

Net Operating Income	$ 12,811,775	$ 11,962,316	7.1%

Same Store Commercial	Fiscal 2001	Fiscal 2000	% Change

Scheduled Rent	$ 6,439,820	$ 6,298,261	2.2%

Total Receipts	$ 6,318,864	$ 6,146,533	2.8%

Utilities & Maintenance	336,672	285,478	17.9%
Management YTD	73,638	58,356	26.2%
Taxes & Insurance	210,145	200,784	7.7%
Mortgage Interest	2,799,274	2,831,082	-11.2%
Total Expenses	$ 3,419,729	$ 3,375,700	1.3%

Net Operating Income	$ 2,899,135	$ 2,770,833	4.6%

Funds from Operations

      IRET considers Funds From Operations ("FFO") a useful measure of performance for an equity REIT.  FFO herein is defined as net income available to shareholders determined in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures.  IRET uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO as amended by NAREIT to be effective January 1, 2000.  FFO for any period means the net income of the company for such period, excluding gains or losses from debt restructuring and sales of property, and plus depreciation and amortization of real estate assets in IRET's investment portfolio, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP.

      FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition.

      FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of IRET's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of IRET's needs or its ability to service indebtedness or make distributions.

      Funds From Operations for the Operating Partnership increased to $22,440,463 for Fiscal 2001, compared to $18,327,986 for Fiscal 2000 and $12,368,550 for Fiscal 1999.

   Calculations of Funds From Operations for the Operating Partnership are as follows:

Item	Fiscal 2001	Fiscal 2000	Fiscal 1999

Net Income Available to IRET Shareholders and Unit Holders from operations and capital gains	$ 10,789,417	$ 11,622,370	$ 8,348,860
Less gain from property sales	-601,605	-1,754,496	-1,947,184
Operating income	$ 10,187,812	$ 9,867,874	$ 6,401,676
Plus real estate depreciation and amortization (1)	12,252,651	8,460,112	5,966,874
Funds from operations	$ 22,440,463	$ 18,327,986	$ 12,368,550
Weighted average shares and units outstanding - basic and diluted (2)	28,577,700	24,476,984	19,104,465
Distributions paid to Shareholders/Unit holders (3)	$ 15,732,399	$ 12,492,067	$ 8,984,996

(1)
Depreciation on office equipment and other assets used by the Company are excluded.  Amortization of financing and other expenses are excluded, except for amortization of leasing commissions which are included.

(2)	Limited Partnership Units of the Operating Partnership are exchangeable for Shares of Beneficial Interest of IRET only on a one-for-one basis.
(3)	Distributions made equally on shares and units.

Self-Advised Status

      On July 1, 2000, IRET Properties became self-advised.  Prior to that date, Odell-Wentz and Associates, L.L.C., pursuant to an advisory contract with IRET, provided all office space, personnel, office equipment, and other equipment and services necessary to conduct all of the day-to-day operations of IRET.  Odell-Wentz and its predecessor firms had acted as advisor to the Trust since its inception in 1970.  IRET obtained an independent appraisal of the value of the advisory business and assets from certified public accounts not otherwise employed by either IRET or the advisory company.  The purchase price for the business and assets was $2,083,350 allocated as follows:

Real Estate	$ 475,000
Furniture, Fixtures & Vehicles	193,350
Good Will	1,645,000
Less Real Estate Mortgages Assumed	-230,000
Total	$ 2,083,350

    IRET Properties issued 255,000 of its limited partnership units in exchange for the above-described assets.  Except for Roger R. Odell, who retired on July 1, 2000, all officers and employees of Odell-Wentz and Associates, L.L.C. were retained by IRET Properties.

Property Acquisitions

      The Operating Partnership added $143,042,292 of real estate investments to its portfolio during Fiscal 2001, compared to $155,284,745 added in Fiscal 2000 and $62,455,508 in Fiscal 1999.  The Fiscal 2001 and 2000 additions are detailed below:

 Fiscal 2001 Property Acquisitions - For the Period of 05/01/2000 to 04/30/2001

Commercial	Location	Property Type	Net Rentable Sq. Ft.	Purchase Price

12 South Main	Minot, ND	Office	11,300	$ 385,000
17 South Main	Minot, ND	Office/Apartments	6,500	90,000
2030 Cliff Road	Eagan, MN	Office	13,374	950,000
Burnsville Bluffs	Burnsville, MN	Office	26,186	2,400,000
Cold Springs Center	St. Cloud, MN	Office	77,533	8,250,000
Conseco Financial Building	Rapid City, SD	Office	75,815	6,850,000
Dewey Hill Business Center	Edina, MN	Office	73,338	4,472,895
Edgewood Vista Addition	Duluth, MN	Assisted Living	26,412	2,200,000
Edgewood Vista Addition	East Grand Forks, MN	Assisted Living	5,100	516,700
Edgewood Vista	Fremont, NE	Assisted Living	5,100	535,550
Edgewood Vista	Hastings, NE	Assisted Living	5,100	550,800
Edgewood Vista	Kalispell, MT	Assisted Living	5,895	560,000
Edgewood Vista	Omaha, NE	Assisted Living	5,100	610,800
HealthEast I & II	Woodbury & Maplewood, MN	Medical Office	114,216	21,588,498
Hospitality Associates	Minnetonka, MN	Office	4,000	400,000
Nicollet VII	Burnsville, MN	Office	118,400	7,200,000
Pillsbury Business Center	Bloomington, MN	Office	42,220	1,800,000
Plymouth IV & V	Plymouth, MN	Office	126,809	13,750,000
Sterner Lighting	Winsted, MN	Manufacturing	38,000	1,000,000
Stone Container Addition	Fargo, ND	Manufacturing	41,500	2,001,879
Stone Container	Waconia, MN	Warehouse	29,440	1,666,500
Southdale Medical Center (60.31% part int.)	Edina, MN	Medical Office	195,983	32,421,070
			1,047,321	$110,199,692

Residential		Units	Purchase Price

Cottonwood Phase III	Bismarck, ND***	67	1,854,800
Meadows, Phase III	Jamestown, ND***	27	1,865,182
Olympic Village	Billings, MT	274	$ 11,616,500
Prairiewood Meadows	Fargo, ND	85	2,811,000
Ridge Oaks	Sioux City, IA	132	4,195,036
Sunset Trail, Phase I	Rochester, MN	73	6,493,150
Sunset Trail, Phase II	Rochester, MN**	n/a	4,006,932
		658	$ 32,842,600
Total			$143,042,292

**           Property not placed in service at April 30, 2001.  Additional costs are still to be incurred.
***         Represents costs to complete a project started in year ending April 30, 2000.

 Fiscal 2000 Property Acquisitions - For the Period of 05/01/1999 to 04/30/2000

Commercial	Location	Property Type	Net Rentable Sq. Ft.	Purchase Price

Maplewood Square	Rochester, MN	Retail	118,397	$ 11,800,000
Great Plains	Fargo, ND	Software Mfg.	121,600	15,000,000
Edgewood Vista	Grand Island, NE	Assisted Living	5,100	446,000
Edgewood Vista	Columbus, NE	Assisted Living	5,100	446,000
Edgewood Vista	Belgrade, MT	Assisted Living	5,100	446,000
Corner C-Store	East Grand Forks, MN	Convenience Store	14,490	1,385,000
Flying Cloud Drive	Eden Prairie, MN	Office Building	61,217	4,900,000
Lexington Commerce Ctr.	Eagan, MN	Office Warehouse	89,440	4,800,000
Northgate II	Maple Grove, MN	Office Warehouse	25,999	2,300,000
Southeast Tech Ctr.	Eagan, MN	Office Warehouse	58,300	6,050,000
MedPark Mall	Grand Forks, ND	Retail	45,328	5,300,000
Edgewood Vista	Hermantown, MN	Assisted Living	57,187	4,800,000
			607,258	$ 57,673,000

Residential		Units	Purchase Price

Rimrock West	Billings, MT	78	3,750,000
Valley Park Manor	Grand Forks, ND	168	4,400,000
The Meadows I***	Jamestown, ND	27	247,700
Thomasbrook	Lincoln, NE	264	9,188,470
Pebble Creek	Bismarck, ND	18	720,000
Country Meadows II***	Billings, MT	67	3,010,325
Crown Colony	Topeka, KS	220	10,500,000
Sherwood	Topeka, KS	300	15,750,000
Sunset Trail**	Rochester, MN	n/a	1,500,000
Legacy IV	Grand Forks, ND	67	4,301,250
Dakota Hill	Irving, TX	504	36,500,000
The Meadows II	Jamestown, ND	27	1,845,000
Lancaster Place	St. Cloud, MN	84	3,200,000
The Meadows III**	Jamestown, ND	n/a	68,000
Cottonwood Lake III**	Bismarck, ND	n/a	2,631,000
		1,824	97,611,745
Total			$155,284,745
**           Property not placed in service at April 30, 2000.  Additional costs are still to be incurred.
***         Represents costs to complete a project started in year ending April 30, 1999.
 Property Dispositions
      Real Estate assets sold by the Operating Partnership during Fiscal 2001 and 2000 were as follows:

Property Sold	Sales Price	Book Value & Sales Costs	Gain

Fiscal 2001
Evergreen Shopping Center, Evergreen, CO	$ 1,450,000	$ 1,448,310	$ 1,689
Chalet Apartments, Minot, ND	390,000	366,566	23,434
Hill Park aka Garden Grove, Bismarck, ND	2,400,000	1,823,518	576,482
Total Fiscal 2001 Gain			$ 601,605

Property Sold	Sales Price	Book Value & Sales Costs	Gain

Fiscal 2000
Superpumper - Grand Forks, ND	$ 485,000	$ 398,521	$ 86,479
Superpumper - Crookston, MN	428,000	338,097	89,903
Superpumper - Langdon, ND	239,000	174,648	64,352
Superpumper - Sydney, MT	120,000	102,839	17,161
Mandan Apartments, Mandan, ND	325,000	249,388	75,612
Sweetwater Apartments, Devils Lake, ND	480,000	144,697	335,303
Hutchinson Technology - Hutchinson, MN	5,200,000	4,090,997	1,109,003
Jenner 18-Plex - Devils Lake, ND	340,000	354,009	-14,009
Virginia Apartments, Minot, ND	165,000	175,308	-10,308
Installment Sales			1,000
Total Fiscal 2000 Gain			$ 1,754,496

Dividends

      The following dividends were paid during Fiscal Years 2001, 2000 and 1999:

Date	2001	2000	1999

July 1,	$ .1325	$ .1240	$ .1100
October 1,	.1350	.1260	.1150
January 15,	.1400	.1280	.1200
April 1, 2000	.1425	.1300	.1225
	$ .5500	$ .5080	$ .4675

      The fiscal 2001 dividends increased 8.3% over the dividends paid during Fiscal Year 2000 and 17.6% over Fiscal 1999.

Liquidity and Capital Resources

      Important equity capital and financing events in Fiscal 2001 were:

*
As a result of the sale of additional Shares of Beneficial Interest, shareholder equity increased by $9,024,569 and, in addition, the equity capital of the Operating Partnership was increased by $23,885,524 as a result of contributions of real estate in exchange for Operating Units, resulting in a total increase in equity capital for the Operating Partnership of $32,910,093.

*
Mortgage loan indebtedness increased substantially due to the acquisition of new investment properties to $368,956,930 on 04/30/01 from $265,056,767 on 04/30/00, and $175,071,069 on 04/30/99.  The weighted interest rate on these loans decreased to 7.56% per annum from 7.59% on 04/30/00 compared to 7.12% at the end of Fiscal 1999.

*	Of new real estate investments, $143,042,292 was made by the Operating Partnership, compared to $155,284,745 in Fiscal 2000 and $62,455,508 in Fiscal 1999.
*	Net cash provided from operating activities increased to $22,328,745 from $16,277,085 due to the addition of new investments to our real estate portfolio.
*
Net cash used in investing activities declined to $76,165,151 from the $120,041,064 used in Fiscal 2000.  This decrease resulted from the lesser amount of cash used to acquire new investment properties.

*
Net cash provided from financing activities also declined to $56,743,205 from the year earlier figure of $103,500,190, again due to the lower activity in acquiring new properties for cash and borrowed funds.

       IRET expects that its short-term liquidity requirements will be met through the net cash provided by its operations and also expects that it will meet its long-term liquidity requirements including scheduled debt maturities, construction and development activities, and property acquisitions through long-term secured borrowings and the issuance of additional equity securities by the Operating Partnership, including Shares of Beneficial Interest of the company as well as limited partnership units of the Operating Partnership to be issued in connection with acquisitions of improved real estate properties.  IRET believes that its net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends in accordance with REIT requirements in both the short and long term.  Budgeted expenditures for ongoing maintenance and capital improvements and renovations to its real estate portfolio are expected to be funded from cash flow generated from operations of these properties.

      Of the $368,956,930 of mortgage indebtedness on April 30, 2001, $31,592,149 were variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each such loan and the balance of fixed rate mortgages was $337,364,781.  The principal payments due on all of the mortgage indebtedness are as follows:

Year Ending April 30	Mortgage Principal

2002	$ 14,474,108
2003	8,298,146
2004	8,940,912
2005	9,746,970
2006	13,133,365
Later Years	314,363, 429
Total Payments	$ 368,956,930

 Page 36 & 37

   IRET has the following properties under construction: a 73-unit apartment complex in Rochester, Minnesota and, as of April 30, 2001, the estimated cost of completing this complex is $2,500,000.  A 27-unit apartment complex in Jamestown, North Dakota with an estimated cost of completion at April 30, 2001, at $500,000.  In addition, as of April 30, 2001, IRET is committed to provide construction financing for an assisted living and Alzheimer care facility in Virginia, MN for $7,000,000.  IRET had no other commitments for the development of new real estate properties on April 30, 2001.  IRET considers its existing cash and borrowing capacities to be adequate to fund its existing development activities.

      The following is a summary of IRET's equity capital and liability conditions at the end of Fiscal 2001 as compared to prior periods:

*
IRET's shareholder equity increased to $118,945,160 from $109,920,591 on April 30, 2000, and from $85,783,297 on April 30, 1999.  These increases resulted from the sale of Shares of Beneficial Interest and the reinvestment of dividends in new shares.

*
Liabilities of the Operating Partnership increased to $389,086,105 from $287,940,038 on April 30, 2000, and $191,229,475 as of April 30, 1999.  These increases resulted from increased mortgage loans to finance the acquisition of real estate properties.

*
Total assets of the Operating Partnership increased to $570,322,124 from $432,978,299 on April 30, 2000, and $291,493,311 as of April 30, 1999, again, as a result of investments in additional real estate properties.

*	Cash and marketable securities were $9,368,176, compared to $6,623,495 on April 30, 2000, and $7,412,236 on April 30, 1999.
*
In addition to its cash and marketable securities, IRET Properties has unsecured line of credit agreements with First International Bank & Trust, Bremer Bank, and First Western Bank & Trust, all of Minot, North Dakota, totaling $17,500,000, none of which were in use on April 30, 2001.  On April 30, 2000, $6,452,420 was in use.  Credit lines in Fiscal 1999 totaling $11,500,000 were not in use at the end of 1999.

 Impact of Inflation

      In Fiscal 2001, IRET experienced a sharp increase in the cost of utilities (primarily natural gas) in its apartment communities.  Of the $3,839,420 total increase in utility and maintenance expense in Fiscal 2001 over the prior year, it is estimated that approximately $800,000 was increased natural gas and snow removal expense.  Since that time, natural gas prices have retreated, but it is possible that IRET's apartment communities will again experience a sharp increase in utility expenses which may not be recoverable in the form of increased rent.  Maintenance and other rental expenses also continue to increase at the general inflationary rate of 2-3%.  In most cases, IRET has been able to increase rental income sufficient to cover the normal inflationary increases in rental expenses, but did experience a substantial loss as a result of increased natural gas and snow removal expenses in Fiscal 2001.  With respect to IRET's commercial properties, in virtually all cases the tenant is responsible to pay utilities and most other rental expenses.  However, commercial leases tend to be of a longer term and IRET is precluded from increasing rent to compensate for inflationary changes in currency values.  In the case of residential properties, no leases are longer than one year and the majority are for six months or less and thus IRET may raise rent to cover inflationary changes in expenses and the value of its capital investment, subject to market conditions.

Competition
      All of IRET's properties, both residential and commercial, are located in developed areas that include other competing properties.  The competitive properties in a particular area could have a material effect on IRET's ability to lease its existing properties or any newly developed or acquired properties and on the rents charged.  IRET may be competing with others that have greater resources.  In addition, with respect to IRET apartment communities, other forms of properties, including single-family housing, provide housing alternatives to potential residents of IRET apartment communities.

 Americans with Disabilities Act

      All IRET properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA.  Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the IRET properties where such removal is readily achievable.  The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.  IRET believes that its properties comply with all present requirements under the ADA and applicable state laws.  Noncompliance could result in imposition of fines or an award of damages to private litigants.  If required to make material additional changes, IRET's results of operations could be adversely affected.

Environmental Regulations

      IRET is subject to Federal, state and local environmental regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of commercial and multifamily apartment communities.

       In developing properties and constructing apartments, IRET utilizes environmental consultants to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed.  If flood plains are identified, development and construction is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with Federal and local flood plain management requirements.

   Storm water discharge from a construction facility is evaluated in connection with the requirements for storm water permits under the Clean Water Act.  This is an evolving program in most states.  IRET currently anticipates it will be able to obtain storm water permits for existing or new development.

       The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. sec. 9601 et seq. ("CERCLA"), and applicable state superfund laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation.  Liability under CERCLA and applicable state superfunds laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances on the property or at the facility.  The presence of hazardous substances in amounts requiring response action or the failure to undertake remediation where it is necessary may adversely affect the owner's ability to sell real estate or borrow money using such real estate as collateral.  In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal inquiry or a claim by an adjacent property owner for property damage.

      IRET has a policy that requires an environmental investigation of each property that it considers for purchase or that it owns and plans to develop.  The environmental investigation is conducted by a qualified environmental consultant.  If there is any indication of contamination, sampling of the property is performed by the environmental consultant.  The environmental investigation report is reviewed by IRET prior to purchase of any property.  If necessary, remediation of contamination, including underground storage tanks, is undertaken prior to development.

       IRET has not been notified by any governmental authority of any noncompliance, claim, or liability in connection with any of its properties, nor of a claim for personal injury or property damage by a private party in connection with environmental conditions and is not aware of any other environmental condition with respect to any of its properties that could be considered to be material.

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

       Other factors may further adversely affect revenues from properties. These factors include the general economic climate, local conditions in the areas in which properties are located such as an oversupply of apartment units or a reduction in the demand for apartment units, the attractiveness of the properties to residents, competition from other multifamily communities and commercial properties and our ability to provide adequate facilities maintenance, services and amenities. Our revenues would also be adversely affected if residents were unable to pay rent or we were unable to rent apartments on favorable terms.

       If we were unable to promptly relet or renew the leases for a significant number of apartment units, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our funds from operations would, and our ability to make expected distributions to you and to pay amounts due on our debt may, be adversely affected. There is also a risk that as leases on the properties expire, tenants will vacate or enter into new leases on terms that are less favorable to us. Operating costs, including real estate taxes, insurance and maintenance costs, and mortgage payments, if any, do not, in general, decline when circumstances cause a reduction in income from a property. We could sustain a loss as a result of foreclosure on the property, if a property is mortgaged to secure payment of indebtedness and we were unable to meet our mortgage payments. In addition, applicable laws, including tax laws, interest rate levels, and the availability of financing also affect revenues from properties and real estate values.

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

 Investments in Newly Acquired Properties May Not Perform in Accordance with Expectations
      In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, no assurance can be given that we will have the financial resources to make suitable acquisitions or that properties that satisfy our investment policies will be available for acquisition. Acquisitions of properties entail risks that investments will fail to perform in accordance with expectations. Such risks may include construction costs exceeding original estimates, possibly making a project uneconomical. Other risks may include financing not being available on favorable terms or at all and construction and lease-up may not be completed on schedule. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property might prove inaccurate. In addition, there are general real estate investment risks associated with any new real estate investment. Although we undertake an evaluation of the physical condition of each new investment before it is acquired, certain defects or necessary repairs may not be detected until after the investment is acquired. This could significantly increase our total acquisition costs, which could have a material adverse effect on us and our ability to make distributions to you and pay amounts due on our debt.

 Illiquidity of Real Estate and Reinvestment Risk May Reduce Economic Returns to Investors
      Real estate investments are relatively illiquid and, therefore, tend to limit our ability to adjust our portfolio in response to changes in economic or other conditions. Additionally, the Code places certain limits on the number of properties a REIT may sell without adverse tax consequences. To affect our current operating strategy, we have in the past raised, and will seek to continue to raise additional funds, both through outside financing and through the orderly disposition of assets which no longer meet our investment criteria. Depending upon interest rates, current development and acquisition opportunities and other factors, generally we will reinvest the proceeds in commercial and multifamily properties, although such funds may be employed in other uses. In the markets we have targeted for future acquisition of commercial and multifamily properties, there is considerable buying competition from other real estate companies, many of whom may have greater resources, experience or expertise than us. In many cases, this competition for acquisition properties has resulted in an increase in property prices and a decrease in property yields. Due to the relatively low capitalization rates currently prevailing in the pricing of potential acquisitions of commercial and multifamily properties which meet our investment criteria, no assurance can be given that the proceeds realized from the disposition of assets which no longer meet our investment criteria can be reinvested to produce economic returns comparable to those being realized from the properties disposed of, or that we will be able to acquire properties meeting our investment criteria. To the extent that we are unable to reinvest proceeds from the assets which no longer meet our investment criteria, or if properties acquired with such proceeds produce a lower rate of return than the properties disposed of, such results may have a material adverse effect on us. In addition, a delay in reinvestment of such proceeds may have a material adverse effect on us.

       We will seek to structure future dispositions as tax-free exchanges, where appropriate, utilizing the non-recognition provisions of Section 1031 of the Code to defer income taxation on the disposition of the exchanged property. For an exchange of such properties to qualify for tax-free treatment under Section 1031 of the Code, certain technical requirements must be met. Given the competition for properties meeting our investment criteria, it may be difficult for us to identify suitable properties within the foregoing time frames in order to meet the requirements of Section 1031. Even if we can structure a suitable tax-deferred exchange, as noted above, we cannot assure that we will reinvest the proceeds of any of these dispositions to produce economic returns comparable to those currently being realized from the properties which were disposed of.

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

Geographic Concentration of Properties - Dependence On Great Plains Region
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

Restrictions on the Operations of the Operating Partnership
      IRET's properties are held by IRET Properties, a North Dakota Limited Partnership, which is referred to in this Annual Report on Form 10-K405 as the "Operating Partnership." We are the sole managing member of the Operating Partnership and, as of April 30, 2001, held approximately a 76.18% equity interest in the Operating Partnership. The remaining equity interests in the Operating Partnership are held by third parties as non-managing members.

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

 Provisions Which Could Limit a Change in Control or Deter a Takeover
      In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities). In order to protect us against risk of losing our status as a REIT due to a concentration of ownership among our shareholders, our Trust Agreement provide, among other things, that if the Board determines, in good faith, that direct or indirect ownership of IRET Shares of Beneficial Interest has or may become concentrated to an extent that would prevent us from qualifying as a REIT, the Board may prevent the transfer or call for redemption (by lot or other means affecting one or more shareholders selected in the sole discretion of the Board) of a number of shares sufficient in the opinion of the Board to maintain or bring the direct or indirect ownership of IRET Shares of Beneficial Interest into conformity with the requirements for maintaining REIT status. These limitations may have the effect of precluding acquisition of control of us by a third-party without consent of the Board.

Tax Liabilities as a Consequence of Failure to Qualify as a REIT
      Although management believes that we are organized and are operating so as to qualify as a REIT under the Code, no assurance can be given that we have in fact operated or will be able to continue to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 90% of our taxable gross income in any year must be derived from qualifying sources and we must make distributions to shareholders aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non qualifying sources such as income from third-party management represents more than 10% of our gross income in any taxable year, we will not satisfy the 90% income test and may fail to qualify as a REIT, unless certain relief provisions apply, and, even if those relief provisions apply, a tax would be imposed with respect to excess net income, any of which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Additionally, to the extent the Operating Partnership or certain other subsidiaries are determined to be taxable as a corporation, we would not qualify as a REIT, which could have a material adverse effect on us and our ability to make distributions to you and to pay amounts due on our debt. Finally, no assurance can be given that new legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      Market risks inherent in IRET's business include:

      Changes in market values of owned securities. On April 30, 2001, IRET owned $2,351,248 of GNMA securities which it intends to hold to maturity and $660,895 of common stock of other real estate investment trusts which it may sell.

      Changes in interest rates payable by IRET on its indebtedness. As of April 30, 2001, IRET owed $0 on its credit lines which are tied to the New York Prime interest rate; $11,876,417 on investment certificates of which $5,820,502 will come due during Fiscal year 2002 and will either be renewed at the then prevailing interest rates or redeemed, and $368,956,930 of mortgage loans secured by individual buildings, $31,592,149 of which is subject to variable interest rate agreements and $6,910,101 of which will come due in Fiscal 2002 and $4,370,099 which will come due in Fiscal 2003 and the balance in later years. IRET has not entered into any interest rate hedge or other such agreements with respect to its indebtedness or business.

Item 8.  Financial Statements and Supplementary Data

      The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Supplementary Data are incorporated herein by reference and filed as a part of this report.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.

The remainder of this page has been intentionally left blank.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The executive officers and Trustees of IRET as of April 30, 2001, were:

Name / Age / Position	Business Experience During Past 5 Years	Year Position Commenced

C. Morris Anderson* Age 72 Trustee & Vice Chairman	Director of Dakota Boys Ranch (26 yrs.); President of North Hill Bowl, Inc.; Chairman of the Board, International Inn, Inc.;	1970
John F. Decker* Age 59 Trustee	Financial Advisor/Senior Vice President, D.A. Davidson; 30 years' experience in the securities business	1998
Daniel L. Feist* Age 69 Trustee & Vice Chairman	Realtor, Real Estate Developer; General Contractor; President-Owner Feist Construction & Realty; Investor; Businessman; Former Director of First Bank - Minot, N.A.; Director ND Holdings, Inc. - Minot, ND	1985
Patrick G. Jones* Age 53 Trustee	Investor	1986
Timothy P. Mihalick Age 42 Trustee	Senior Vice President & Chief Operating Officer of IRET	1999
Jeffrey L. Miller* Age 57 Trustee & Chairman	Investor; Businessman; President of M&S Concessions, Inc.; Former President of Coca-Cola Bottling, Co.	1985
Stephen L. Stenehjem* Age 46 Trustee	President & Chief Executive Officer of Watford City BancShares, Inc.; President & Chairman of First International Bank & Trust, Watford City, ND; Vice President & Director of First International Bank & Trust, Scottsdale, AZ	1999

Name / Age / Position	Business Experience During Past 5 Years	Year Position Commenced

Thomas A. Wentz, Jr. Age 35 Trustee	Vice President & Legal Counsel of IRET; Director of SRT Communications, Inc.; Sole General Partner of Wenco, Ltd.; Shareholder & Attorney with Pringle & Herigstad, P.C. until 12/31/99	1996
Steven B. Hoyt* Age 49 Trustee	CEO of Hoyt Properties, Inc.; Board Member of Stonehaven Realty Trust; President of Complast, Inc.	2001
* unaffiliated Trustee
Item 11.  Executive Compensation
      There is hereby incorporated by reference the information under the caption "Executive Compensation and Other Information" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held on September 25, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
      As of April 30, 2001, no person, nor any trustee or officer individually was known by the Trust to own beneficially more than 5% of the outstanding Shares of Beneficial Interest.

      Collectively, the Trustees and officers owned 9.29% of such shares and operating units exchangeable for shares on said date.

      Additional information regarding security ownership is to be found in portions of the Trust's definitive proxy statement for the September 25, 2001 annual meeting of shareholders, incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      There is hereby incorporated by reference the information under the caption "Remuneration and Transactions with Trustees and Advisor" in the Registrant's definitive proxy statement relating to its annual meeting of shareholders to be held September 25, 2001.

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
The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on Form 10-K405:

I	Marketable Securities - Other Investments
IV	Non-current Indebtedness of Related Parties - Mortgage Loans Receivable
X	Supplemental Income Statement Information
XI	Real Estate Owned and Accumulated Depreciation
XII	Investments in Mortgage Loans on Real Estate
XIII	Other Investments - Partnerships
3.	Documents Incorporated by Reference
Document	Part of Form 10-K405 into which Document is Incorporated
Proxy Statement to be filed in connection with the annual meeting of shareholders to be held September 25, 2001.	Part III

	4.	Exhibits
See the following list of exhibits.
(b)		Reports on Form 8-K.
There have been no Form 8-K's filed during the last quarter of the period covered by this report.

(c)
      The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K405 for the fiscal year ended April 30, 2001. The Registrant will furnish a copy of any exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K405 or are incorporated by reference as indicated below.

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

Date: July 25, 2001___________________	Investors Real Estate Trust
By: /S/ Thomas A. Wentz, Sr. _____________ Thomas A. Wentz, Sr. President & Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Jeffrey L. Miller_________________ Jeffrey L. Miller	Trustee & Chairman	July 25, 2001

/S/ C. Morris Anderson_____________ C. Morris Anderson	Trustee & Vice Chairman	July 25, 2001

/S/ Daniel L. Feist__________________ Daniel L. Feist	Trustee & Vice Chairman	July 25, 2001

/S/ Thomas A. Wentz, Jr.____________ Thomas A. Wentz, Jr.	Trustee & Vice President	July 25, 2001

/S/ Timothy P. Mihalick_____________ Timothy P. Mihalick	Trustee & Senior Vice President	July 25, 2001

/S/ Diane K. Bryantt________________ Diane K. Bryantt	Secretary	July 25, 2001

/S/ Patrick G. Jones________________ Patrick G. Jones	Trustee	July 25, 2001

/S/ John F. Decker_________________ John F. Decker	Trustee	July 25, 2001

/S/ Stephen L. Stenehjem_____________ Stephen L. Stenehjem	Trustee	July 25, 2001

/S/ Steven B. Hoyt_________________ Steven B. Hoyt	Trustee	July 25, 2001

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
April 30, 2001, 2000 and 1999
and
INDEPENDENT AUDITOR'S REPORT

PO Box 1988
12 South Main Street, Suite 100
Minot, ND 58702-1988
701-837-4738

fax 701-838-7785
email: info@iret.com

www.iret.com

  INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
INDEPENDENT AUDITORS REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	2 - 3
Consolidated Statement of Operations	4
Consolidated Statements of Shareholders' Equity	5
Consolidated Statements of Cash Flows	6 - 7
Notes to Consolidated Financial Statements	8 - 23

ADDITIONAL INFORMATION
Independent Auditor's Report on Additional Information	25
Marketable Securities	26
Supplemental Income Statement Information	27
Real Estate Accumulated Depreciation	28 - 36
Investments in Mortgage Loans on Real Estate	37
Selected Financial Data	38
Gain From Property Dispositions	39
Mortgage Loans Payable	40 - 42
Significant Property Acquisitions	43
 Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the financial statement or notes thereon.

Quarterly Results of Consolidated Operations (unaudited)	44

INDEPENDENT AUDITOR'S REPORT

Board of Trustees
Investor Real Estate Trust
and Subsidiaries
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Subsidiaries as of April 30, 2001 and 2000, and the consolidated results of its operations and cash flows for the years ended April 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/S/ Brady, Martz & Associates, P.C.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA

May 23, 2001

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2001 and 2000

ASSETS

	2001	2000
REAL ESTATE INVESTMENTS
Property owned	$591,636,468	$449,919,890
Less accumulated depreciation	- 44,093,145	- 33,232,952
	$547,543,323	$416,686,938

Mortgage loans receivable	1,037,095	1,529,578
Total real estate investments	$548,580,418	$418,216,516

OTHER ASSETS
Cash	$6,356,063	$3,449,264
Marketable securities -held-to-maturity	2,351,248	2,601,420
Marketable securities -available for sale	660,865	572,811
Rent receivable	1,925,429	1,055,922
Real estate deposits	522,500	768,850
Prepaid and other assets	799,973	577,624
Tax and insurance escrow	4,323,960	3,218,603
Furniture & Fixtures	187,313	0
Goodwill	1,550,246	0
Deferred charges and Leasing Costs	3,064,109	2,517,289
TOTAL ASSETS	$570,322,124	$432,978,299

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
April 30, 2001 and 2000

LIABILITIES AND SHAREHOLDERS' EQUITY
	2001	2000
LIABILITIES
Accounts payable and accrued expenses	$8,252,758	$ 6,343,595
Notes payable	0	6,452,420
Mortgages payable	368,956,930	265,056,767
Investment certificates issued	11,876,417	10,087,256
Total Liabilities	$ 389,086,105	$ 287,940,038

MINORITY INTEREST IN PARTNERSHIPS	$ 3,287,665	$ 0
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	$ 59,003,194	$ 35,117,670

SHAREHOLDER'S EQUITY
Shares of beneficial interest (unlimited authorization, no par value, 24,068,346 shares outstanding in 2001 and 22,452,069 shares outstanding in 2000)
	$ 132,148,768	$ 119,233,172
Accumulated distributions in excess of net income	-13,073,157	-9,094,076
Accumulated other comprehensive loss	-130,451	- 218,505
Total shareholders' equity	$ 118,945,160	$ 109,920,591
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 570,322,124	$ 432,978,299

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2001, 2000 and 1999

	2001	2000	1999
REVENUE
Real estate rentals	$74,800,722	$54,257,881	$38,785,287
Interest, discounts and fees	966,428	1,187,312	1,141,975
Total revenue	$75,767,150	$55,445,193	$39,927,262

EXPENSES
Interest	$25,231,398	$17,014,170	$12,101,981
Depreciation	12,299,532	8,460,112	5,966,874
Utilities and maintenance	11,546,566	8,044,530	6,356,483
Taxes	7,545,182	5,282,361	4,025,559
Insurance	831,963	476,962	384,203
Property management expenses	5,784,423	4,290,275	3,288,267
Loss on Impairment of Properties	0	1,319,316	0
Administrative Expenses	1,057,469	0	0
Advisory and trustee services	423,227	1,159,120	844,901
Operating expenses	431,390	633,692	402,641
Amortization	428,188	216,097	154,677
Total expenses	$65,579,338	$46,896,635	$33,525,586

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$10,187,812	$8,548,558	$ 6,401,676
GAIN ON SALE OF PROPERTIES	601,605	1,754,496	1,947,184
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	-2,095,177	-1,495,209	- 744,725
NET INCOME	$8,694,240	$8,807,845	$7,604,135

Net income per share (basic and diluted)	$.38	$.42	$.44

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended April 30, 2001, 2000 and 1999

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER'S EQUITY
BALANCE APRIL 30, 1998
	16,391,412	$ 74,708,559	$ -6,666,555	$110,622	$68,152,626
Comprehensive Income
Net income	0	0	7,604,135	0	7,604,135
Unrealized loss on securities available for sale	0	0	0	-167,189	-167,189
Totalcomprehensive income					$7,436,946
Dividends distributed	0	0	-8,193,538	0	-8,193,538
Dividends reinvested	762,051	5,389,464	0	0	5,389,464
Sale of shares	2,368,504	16,284,684	0	0	16,284,684
Shares repurchased	-455,013	-3,286,888	0	0	_-3,286,888
BALANCE APRIL 30, 1999
	19,066,954	$ 93,095,819	$ -7,255,958	$- 56,567	$85,783,294
Comprehensive income
Net income	0	0	8,807,845	0	8,807,845
Unrealized loss on securities available for sale	0	0	0	-161,938	-161,938
Total comprehensive income					$8,645,907
Dividends distributed	0	0	-10,645,963	0	-10,645,963
Dividend reinvestment plan	803,192	6,330,301	0	0	6,330,301
Sales of shares	3,115,789	24,022,246	0	0	24,022,246
Shares repurchased	-533,866	-4,215,194	0	0	-4,215,194
BALANCE APRIL 30, 2000
	22,452,069	$ 119,233,172	$ -9,094,076	$-218,505	$109,920,591
Comprehensive Income
Net income	0	0	8,694,240	0	8,694,240
Unrealized gain on securities available for sale	0	0	0	88,054	88,054
Totalcomprehensive income					$8,782,294
Dividends distributed	0	0	-12,673,321	0	-12,673,321
Dividend reinvestment plan	273,155	2,230,445	0	0	2,230,445
Sale of shares	1,383,908	11,001,509	0	0	11,001,509
Fractional Shares repurchased	-40,786	-316,358	0	0	- 316,358
BALANCE APRIL 30, 2001	24,068,346	$ 132,148,768	$-13,073,157	$-130,451	$118,945,160

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2001, 2000 and 1999

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,694,240	$8,807,845	$7,604,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,727,720	8,676,209	6,121,551
Minority interest portion of operating partnership income	2,095,177	1,495,209	744,725
Accretion of discount on contracts	0	-1,506	-2,920
Gain on sale of properties	-601,605	-1,754,496	-1,947,184
Loss on impairment of properties	0	1,319,316	0
Interest reinvested in investment certificates	360,181	363,935	408,097
Effects on operating cash flows due to changes in:
Real estate deposits	246,350	-467,950	2,192,813
Rent receivable	-990,213	-1,055,922	0
Other assets	-201,547	-283,838	-11,884
Tax and insurance escrow	-1,105,357	-1,457,408	-507,127
Deferred charges	-805,364	-1,319,634	-480,413
Accounts payable and accrued expenses	1,909,163	1,955,325	1,541,190
Net cash provided from operating activities	$22,328,745	$16,277,085	$15,662,983
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities held-to-maturity	$250,172	$363,014	$ 572,104
Principal payments on mortgage loans receivable	613,934	492,547	372,155
Proceeds from sale of property	0	7,326,563	435,787
Payments for acquisitions and improvement of properties	-72,319,419	-121,931,571	-45,325,061
Purchase of marketable securities available-for-sale	0	0	-181,250
Investment in mortgage loans receivable	-4,709,838	- 6,291,617	-7,655,061
Net cash used for investing activities	$- 76,165,151	$ -120,041,064	$-51,781,326

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2001, 2000 and 1999

	2001	2000	1999
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares, net of issue costs	$11,001,509	$24,022,246	$16,284,684
Proceeds from investment certificates issued	3,257,574	3,769,003	4,591,528
Proceeds from mortgages payable	79,369,000	93,969,098	32,326,973
Repurchase of shares and minority interest units	-5,497,952	-4,832,012	-3,534,813
Dividends paid	-5,963,290	-4,315,662	-2,804,074
Distributions paid to minority interest unitholders	-3,059,078	-1,846,104	-791,458
Redemption of investment certificates	-1,828,594	-5,815,818	-3,599,050
Principal payments on mortgage loans	-14,083,544	-7,902,981	-3,774,614
Net increase (decrease) in shor-tterm lines of credit	-6,452,420	6,452,420	- 1,000,000
Net cash provided from financing activities	$56,743,205	$103,500,190	$37,699,176
NET INCREASE (DECREASE) IN CASH	$2,906,799	$-263,789	$1,580,833
CASH AT BEGINNING OF YEAR	3,449,264	3,713,053	2,132,220
CASH AT END OF YEAR	$6,356,063	$3,449,264	$3,713,053
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividend reinvestment plan	$2,230,445	$6,330,301	$5,389,464
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	38,611,547	4,049,568	12,458,735
Mortgage loan receivable transferred to property owned	4,709,838	15,000,000	0
Proceeds from sale of properties deposited directly with escrow agent	4,093,684	0	6,863,691
Properties and goodwill acquired through the issuance of Minority interest units in the operating partnership	25,543,524	21,602,841	6,485,927
Minority partner interest in Southdale Medical Center	3,287,655	0	0
Interest reinvested directly in investment certificates	360,181	363,935	408,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$23,763,584	$15,670,488	$10,998,722
Interest paid on investment certificates	745,391	544,977	895,214
	$24,508,975	$16,215,465	$11,893,936

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2001, 2000 and 1999

NOTE 1  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS  Investors Real Estate Trust qualifies under Section 856 of the Internal Revenue Code as a real estate investment trust. The Trust has properties located primarily throughout the Upper Midwest, with principal offices located in Minot, North Dakota. The Company invests in commercial and residential real estate, real estate contracts, real estate related governmental backed securities (GNMA), and equity securities in other real estate investment trusts. Rental revenue from residential properties represents the major source of revenues for the Trust.

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

Effective July 1, 2000, the Trust became self-administered as a result of the acquisition of its former advisory company, Odell-Wentz & Associates, LLC.  Virtually all officers and employees of Odell-Wentz & Associates, LLC were retained by the Trust.  Please refer to Note 9 for information concerning the impact of this acquisition on the accompanying financial statements.

BASIS OF PRESENTATION  The consolidated financial statements include the accounts of Investors Real Estate Trust and all of its subsidiaries in which it maintains a controlling interest.  The Trust is the sole shareholder of IRET, Inc., which is the general partner of the operating partnership, IRET Properties. The trust is also the sole shareholder of Miramont  IRET Inc. and Pine Cone  IRET Inc., both of which are invested in real estate.

The Trust is the sole shareholder of the following entities:  Forest Park -IRET, Inc., Thomasbrook -IRET, Inc., Dakota -IRET, Inc., MedPark -IRET, Inc., Flying Cloud -IRET, Inc.,  Meadows 2 -IRET, Inc., and IRET -Ridge Oaks, LLC.  These entities are the sole general partners and IRET Properties is the sole limited partner for the following limited partnerships, respectively:  Forest Park Properties, a North Dakota Limited Partnership; Thomasbrook Properties, a Nebraska Limited Partnership; Dakota Hill Properties, a Texas Limited Partnership; MedPark Properties, a North Dakota Limited Partnership; and 7901 Properties L.P., a Minnesota

NOTE 1 - (continued)

Limited Partnership, Meadows 2 Properties, LP, a North Dakota Limited Partnership, and Ridge Oaks, LP an Iowa Limited Partnership.  IRET Properties is also the sole owner of Health Investors Business Trust.  These entities are all invested in real estate and are primarily formed and acquired for the beneficial ownership of certain properties that may be encumbered by mortgage indebtedness.

The consolidated financial statements also include the ownership of a controlling interest in Minnesota Medical Investors LLC, SMB Operating Company LLC, and SMB MM LLC, collectively known as Southdale Medical Center.  These companies are accounted for under the consolidation method of accounting with minority interests reflecting the minority partners' share of ownership and income and expenses being recorded on a 30-day lag basis.

All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS - The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements.  The Trust's accounting policies comply with SAB 101 in all material respects.

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"  an amendment of Statement 133."  SFAS 133 has no impact as the Trust does not currently use derivatives.

USE OF ESTIMATES  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY OWNED  Real estate is stated at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Interest, real estate taxes, and other development costs relating to the acquisition and development of certain qualifying properties are also capitalized. Expenditures for maintenance and repairs which do not add to the value or extend useful lives are charged to expense as incurred.

The Trust assesses whether there has been an impairment in the value of its real estate by comparing its carrying amount to the aggregate undiscounted future cash flows without interest charges.  Such cash flows consider factors such as expected future operating income, trends and prospects as well as the effects of demand, competition and other economic factors.  Such market factors include a lessee's ability to pay rent under the terms of the lease.  If a property is leased at a significantly lower rent, the Trust may recognize a loss if the income stream is not sufficient to recover its investment.  If impairment is determined to be present, the loss is measured as the amount by which the carrying value exceeds the property's fair value.

NOTE 1 - (continued)

The fair value of the property is the amount which would be recoverable upon the disposition of the property.  Techniques used to establish fair value include present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, or appraised value.

REAL ESTATE HELD FOR SALE is stated at the lower of its carrying amount or estimated fair value less disposal costs.  Depreciation is not recorded on assets classified as held for sale.

In the normal course of business the Trust will receive offers for sale of its properties, either solicited or unsolicited.  For those offers that are accepted, the prospective buyer will usually acquire a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  As a result, real estate is not classified as "held for sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sale negotiations for such property are currently under way.  There were no properties considered "held for sale" at April 30, 2001 or 2000.

FURNITURE AND FIXTURES consists of office furniture, fixtures, and equipment located at the Trust's operational head quarters and are stated at cost net of accumulated depreciation.  Accumulated depreciation was $215,757 and $0  at April 30, 2001 and 2000, respectively.

DEPRECIATION is provided to amortize the cost of individual assets over their estimated useful lives using principally the straight-line method. Useful lives range from 5 - 12 years for furniture and fixtures to 20 - 40 years for buildings and improvements.

MORTGAGE LOANS RECEIVABLE are shown at cost.  Interest income is accrued and reflected in the related balance.

ALLOWANCE FOR DOUBTFUL ACCOUNTS  The Trust evaluates the need for an allowance for doubtful accounts periodically. In performing its evaluation, management assesses the recoverability of individual real estate mortgage loans and rent receivables by a comparison of their carrying amount with their estimated net realizable value.

MARKETABLE SECURITIES  The Trust's investments in securities are classified as securities "held-to-maturity" and securities "available-for-sale."  The securities classified as "available-for-sale" consist of equity shares in other real estate investment trusts and are stated at fair value. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in shareholders' equity. Cost of securities sold are recognized on the basis of specific identification. The securities classified as "held-to-maturity" consist of Government National Mortgage Association securities for which the Trust has positive intent and ability to hold to maturity. They are reported at cost, adjusted by amortization of premiums and accretion of discounts which are recognized in interest income using the straight-line method over the period to maturity which approximates the effective interest method.

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

NOTE 1 -(continued)

GOODWILL is amortized on a straight-line basis over a period of 15 years.  The Trust periodically reviews goodwill for impairment and if a permanent decline in value has occurred, the Trust will reduce its goodwill balance to fair value.  Accumulated amortization of goodwill was $91,191 and $0 at April 30, 2001 and 2000, respectively.

DEFERRED LEASING AND LOAN ACQUISITION COSTS -Costs and commissions incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases.  Costs incurred in obtaining long-term financing are amortized over the life of the loan and charged to amortization expense over the terms of the related debt agreements.

MINORITY INTEREST  Interests in the operating partnership held by limited partners are represented by operating partnership units. The operating partnerships' income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement.

The Trust reflects minority interests in the Southdale Medical Center on the balance sheet for the portion of properties consolidated by the Trust that are not wholly owned by the Trust.  The earnings or losses from these properties attributable to the minority interests are reflected as limited partner minority interests in the consolidated statements of operations.

NET INCOME PER SHARE  Effective May 1, 1998, the Trust adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share. Basic net income per share is computed using the weighted average number of shares outstanding. There is potential for dilution of net income per share due to the conversion option of operating partnership units. However, basic and diluted net income per share are the same. The computation of basic and diluted net income per share can be found in Note 12.

INCOME TAXES  The Trust intends to continue to qualify as a real estate investment trust as defined by the Internal Revenue Code and, as such, will not be taxed on the portion of the income that is distributed to the shareholders, provided at least 90% of its real estate investment trust taxable income is distributed and other requirements are met. The Trust intends to distribute all of its taxable income and realized capital gains from property dispositions within the prescribed time limits and, accordingly, there is no provision or liability for income taxes shown on the financial statements.

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

REVENUE RECOGNITION  Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases.  Rents recognized in advance of collection is reflected as rent receivable, net of allowance for doubtful accounts of $120,314 and $0 as of April 30, 2001 and 2000, respectively.

NOTE 1-(continued)

A number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. These percentage rents are recorded once the required sales level is achieved and are included in rental income at that time.  These leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses.

Profit on sales of real estate shall be recognized in full when real estate is sold, provided the profit is determinable, that is, the collectibility of the sales price is reasonably assured or the amount that will be collectible can be estimated and the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit.  Any gain or loss on the sale of disposition is recognized in accordance with accounting principles generally accepted in the United States of America.

Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non-performing loans, income is recognized as discussed in Note 4.

RECLASSIFICATIONS  Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

THE DIVIDEND REINVESTMENT PLAN is available to all shareholders of the Trust. Under the Dividend Reinvestment Plan, shareholders may elect for their dividends to be used by the plan administrator to acquire additional shares on the NASDAQ Small Cap Market or, if not available, directly from the Trust.  Amounts are deposited with the plan administrator in advance of the dividend date to acquire shares for dividend reinvestment.

NOTE 2  OFF-BALANCE-SHEET RISK

The Trust had deposits at First Western Bank, Bremer Bank, and First International Bank which exceeded Federal Deposit Insurance Corporation limits by $3,844,663, $785,073 and $561,155, respectively, at April 30, 2001.

NOTE 3  PROPERTY OWNED UNDER LEASE

Property consisting principally of real estate owned under lease is stated at cost less accumulated depreciation and is summarized as follows:

	April 30, 2001	April 30, 2000
Residential	$ 361,577,622	$ 329,205,116
Less accumulated depreciation	-32,296,179	-25,029,645
	$ 329,281,443	$ 304,175,471

Commercial	$ 230,058,846	$ 120,714,774
Less accumulated depreciation	-11,796,966	-8,203,307
	$ 218,261,880	$ 112,511,467

Remaining Cost	$ 547,543,323	$ 416,686,938

There were no repossessions during the years ended April 30, 2001 and 2000.

NOTE 3-(continued)

The above cost of residential real estate owned included construction in progress of $6,307,018 and $6,190,287 as of April 30, 2001 and 2000, respectively. As of April 30, 2001, the trust expects to fund approximately $3,500,000 during the upcoming year to complete these construction projects. The Trust also has outstanding offers to purchase selected properties as part of their normal operations.  As of April 30, 2001, significant signed purchase commitments are estimated at $23,400,000 for the upcoming year.

Construction period interest of $316,644, $404,089 and $211,882 has been capitalized for the years ended April 30, 2001, 2000 and 1999, respectively.

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $55,806,712, $42,379,855 and $33,010,126 for the years ended April 20, 2001, 2000 and 1999, respectively.

Gross revenues from commercial property rentals totaled $18,994,010, $11,878,026 and $5,775,161 for the years ended April 30, 2001, 2000 and 1999, respectively. Commercial properties are leased to tenants under terms of leases expiring at various dates through 2024. Lease terms often include renewal options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rents based on a percentage of sales totaled $124,092, $102,659 and $101,032 for the years ended April 30, 2001, 2000 and 1999, respectively.

The future minimum lease payments to be received under these operating leases for the commercial properties as of April 30, 2000, are as follows:

Year ending April 30,
2002	$ 20,379,372
2003	19,239,427
2004	18,626,368
2005	17,681,872
2006	16,268,305
Thereafter	126,659,158
$ 218,854,502

Loss on impairment of two commercial properties totaled $1,319,316 for the year ended April 30, 2000.  Impairment losses were determined based on present value of estimated expected future cash flows from each property.  The carrying value of First Avenue Building, located in Minot, North Dakota, was reduced by $311,202.  The carrying value of a commercial building located in Boise, Idaho was reduced by $1,008,114.  There were no losses on impairment of properties for the years ended April 30, 2001 and 1999.

NOTE 4  MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable consists of seven contracts which are collateralized by real estate. Contract terms call for monthly payments of principals and interest. Interest rates range from 7% to 11%. Mortgage loans receivable have been evaluated for possible losses considering repayment history, market value of underlying collateral, and economic conditions.

NOTE 4-(continued)

Future principal payments due under the mortgage loans contracts as of April 30, 2001, are as follows:

Year ending April 30,
2002	$ 765,530
2003	98,252
2004	43,313
2005	0
2006	0
Later years	130,000
$ 1,037,095

There were no significant non-performing mortgage loans receivable as of April 30, 2001 and 2000. Non-performing loans are recognized as impaired in conformity with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. The average balance of impaired loans for the years ended April 30, 2001 and 2000 was not significant. For impairment recognized in conformity with FASB Statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Additional interest income that would have been earned on loans if they had not been non-performing was not significant in 2001, 2000, or 1999. There was no interest income on non-performing loans recognized on a cash basis for 2001, 2000, and 1999.

NOTE 5  MARKETABLE SECURITIES

The amortized cost and estimated market values of marketable securities held-to-maturity at April 30, 2001 and 2000 are as follows:

2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
ISSUER GNMA	$ 2,351,248	$ 80,159	$ 77,389	$ 2,354,018
2000
ISSUER GNMA	$ 2,601,420	$ 34,608	$ 159,785	$ 2,476,243

 The remainder of this page has been intentionally left blank.

NOTE 5 -(continued)

The amortized cost and estimated market values of marketable securities available-for-sale at April 30, 2001 and 2000 are as follows:

2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity shares in other REIT's	$ 791,316	$ 97,209	$ 227,660	$ 660,865
2000
Equity shares in other REIT's	$ 791,316	$ 65,338	$ 283,843	$ 572,811

There were no realized gains or losses on sales of securities for the years ended April 30, 2001, 2000 and 1999.

Marketable securities held-to-maturity consists of Governmental National Mortgage Association (GNMA) securities bearing interest from 6.5% to 9.5% with maturity dates ranging from May 15, 2016, to September 15, 2023. The following is a summary of the maturities of securities held-to-maturity at April 30, 2001 and 2000:

	2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due After 10 years	$ 2,351,248	$ 2,354,018	$ 2,601,420	$ 2,476,243

NOTE 6  NOTES PAYABLE

As of April 30, 2001, the trust had lines of credit available from three financial institutions. An unsecured line of credit was issued by First Western Bank & Trust in the amount of $4,000,000 carrying an interest rate equal to prime and maturing August 15, 2002, the weighted average interest rate for year ended April 30, 2001 was 9.46%.  A second unsecured line of credit from First International Bank & Trust was issued in the amount of $3,500,000 carrying an interest rate equal to prime and maturing October 15, 2002, the weighted average interest rate for year ended April 30, 2001 was 8.15%.  A third unsecured line of credit from Bremer Bank was issued in the amount of $10,000,000 carrying an interest rate equal to Bremer Financial Corp.'s reference rate and maturing August 1, 2002, the weighted average interest rate for year ended April 30, 2001 was 8.99%. Interest payments are due monthly on all three notes. As of April 30, 2001, the Trust had no unpaid balances on any of their lines of credit. As of April 30, 2000, the trust had an unpaid balance of $6,452,420 on the line of credit at Bremer Bank.

NOTE 7  MORTGAGES PAYABLE

Mortgages payable as of April 30, 2001, included mortgages on properties owned totaling $368,956,930. The carrying value of the related real estate owned was $577,045,712.

Mortgages payable as of April 30, 2000, included mortgages on properties owned totaling $265,054,767. The carrying value of the related real estate owned was $410,776,553.

NOTE 7-(continued)

Monthly installments are due on the mortgages with interest rates ranging from 6.47% to 9.75% and with varying maturity dates through November 30, 2036.

Of the mortgages payable, the balances of fixed rate mortgages totaled $337,364,781 and $232,919,354, and the balances of variable rate mortgages totaled $31,592,149 and $32,137,413 as of April 30, 2001 and 2000, respectively.

The aggregate amount of required future principal payments on mortgages payable is as follows:

Year ending April 30,
2002	$ 14,474,108
2003	8,298,146
2004	8,940,912
2005	9,746,970
2006	13,133,365
Later years	314,363,429
Total payments	$ 368,956,930

NOTE 8  INVESTMENT CERTIFICATES ISSUED

The Trust has placed investment certificates with the public. The interest rates vary from 6% to 9% per annum, depending on the term of the security. Total securities maturing within fiscal years ending April 30, are shown below. Interest is paid annually, semiannually, or quarterly on the anniversary date of the security.

Year ending April 30,
2002	$ 5,820,502
2003	1,326,062
2004	1,932,291
2005	669,657
2006	2,116,601
Thereafter	11,304
$ 11,876,417

NOTE 9  TRANSACTIONS WITH RELATED PARTIES

Through June 30, 2000, the advisor to the Trust was Odell-Wentz & Associates, LLC.  Roger R. Odell and Thomas A. Wentz, Sr. were the owners of Odell-Wentz & Associates LLC and also officers and shareholders of the Trust.  Under the advisory contract between the Trust and Odell-Wentz & Associates, LLC, the Trust paid an advisor's fee based on the net assets of the Trust and a percentage fee for investigating and negotiating the acquisition of new investments. For the year ended April 30, 2001, Odell-Wentz & Associates, LLC received total fees under said agreement of $265,573. The fees for April 30, 2000, were $1,400,973 and for April 30, 1999, were $951,234.

NOTE 9 -(continued)

For the years ended April 30, 2001, 2000 and 1999, the Trust has capitalized $58,250, $316,458, and $195,019 respectively, of these fees, with the remainder of 207,323, $1,084,515, and $756,215, respectively, expensed as advisory fees on the statement of operations. The advisor was obligated to provide office space, staff, office equipment, computer services and other services necessary to conduct the business affairs of the Trust.

On July 1, 2000, IRET Properties acquired assets from Odell-Wentz & Associates, LLC in exchange for operating partnership units at a total purchase price of $2,083,350.  This acquisition included real estate, furniture, fixtures, equipment and other assets of approximately $675,000, goodwill of approximately $1,645,000, and the assumption of mortgages and other liabilities of approximately $236,000.  Except for Roger R. Odell who retired, all officers and employees of Odell-Wentz & Associates, LLC were retained by IRET Properties.

As part of the acquisition of Odell-Wentz & Associates, LLC, IRET Properties acquired a note receivable due from Timothy P. Mihalick of approximately $100,000.   Timothy P. Mihalick was an officer of Odell Wentz & Associates, LLC and is currently an officer of the Trust.

Investors Management and Marketing (IMM) provides property management services to the Trust. Roger R. Odell is a shareholder in IMM.  IMM received $114,421 for services rendered from May 1, 2000 through June 30, 2000,  IMM received $649,729, and $609,783 for services rendered for years ended April 30, 2000, and 1999, respectively.

Inland National Securities is a corporation that provides underwriting services in the sale of additional shares for the Trust. Roger R. Odell is also a shareholder in Inland National Securities. Fees for services from May 1, 2000 through June 30, 2000 were $6,861. Fees for services totaled $100,081, and $157,392, for the years ended April 30, 2000 and 1999, respectively.

The Trust paid fees and expense reimbursements to the law firm in which Thomas A. Wentz, Jr. was, until December 31, 1999, a partner totaling $89,497 and  $33,022 for the years ended April 30, 2000, and 1999, respectively. Thomas A. Wentz, Jr. is a trustee of the Trust.

Investment certificates issued by the Trust to officers and trustees totaled $80,000, $200,000, and $2,138,758 at April 30, 2001, 2000 and 1999, respectively.

Management believes that all activity with related parties were transacted at amounts consistent with current fair market prices.

NOTE 10  MARKET PRICE RANGE OF SHARES

For the year ended April 30, 2001, a total of 3,668,819 shares were traded in 4,692 separate trades.  The high trade price during the period was 8.980, low was 7.375, and the closing price on April 30, 2001 was 8.770. For the year ended April 30, 2000, a total of 4,058,018 shares were traded in 3,414 separate trades.  The high trade price during the period was 17.875, low was 7.681, and the closing price on April 30, 2000 was 7.875. For the year ended April 30, 1999, a total of 1,862,187 shares were traded in 1,017 separate trades. The high trade price during the period was 14.00, low was 6.50, and the closing price on April 30, 1999 was 7.50.

NOTE 11 -OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision makers in deciding how to allocate resources and in assessing performance. Operating segments of the Trust are determined to be commercial and residential rental operations. All properties falling into these categories have similar economic characteristics, as well as similar production processes, type of customers, distribution methods, and regulatory environments.  Although information is available on a property-by-property basis, including rental income and operating expenses, analysis and decisions are primarily made based on residential and commercial segments.  Generally, segmental information follows the same accounting policies utilized for consolidated reporting, except, certain expenses, such as depreciation, are not allocated to segments for management purposes.

The following information summarizes the Trust's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

YEAR ENDING APRIL 30, 2001
	Commercial	Residential	Total
Segment Revenue
Rental revenue	$ 18,994,010	$ 55,806,712	$ 74,800,722
Segment Expenses
Mortgage interest	8,043,382	16,398,046	24,441,428
Utilities and maintenance	1,012,658	10,533,905	11,546,563
Taxes	1,083,759	6,461,423	7,545,182
Insurance	161,941	670,022	831,963
Property management	347,748	5,436,675	5,784,423
Total Segment Expense	$ 10,649,488	$ 39,500,071	$ 50,149,559
Segment Gross Profit	$ 8,344,522	$ 16,306,641	$ 24,651,163
Reconciliation to consolidated operations:
Interest discounts and fee revenue	966,428
Other interest expense	-789,973
Depreciation	-12,299,532
Advisory and trust fees	-1,480,696
Operating expenses	-431,390
Amortization	-428,188
Consolidated income before gain/loss on properties and minority interest	$ 10,187,812

NOTE 11 -(continued)

APRIL 30, 2001
	Commercial	Residential	Total
Segment Assets
Property owned	$ 230,058,846	$ 361,577,622	$ 591,636,468
Less accumulated depreciation	-11,796,966	-32,296,179	-44,093,145
Total consolidated property owned	$ 218,216,880	$ 329,281,443	$ 547,543,323
YEAR ENDING APRIL 30, 2000
	Commercial	Residential	Total
Segment Revenue
Rental revenue	$ 11,878,026	$ 42,379,855	$ 54,257,881
Segment Expenses
Mortgage interest	3,980,450	12,312,038	16,292,488
Utilities and maintenance	452,229	7,592,301	8,044,530
Taxes	481,191	4,801,170	5,282,361
Insurance	52,288	424,674	476,962
Property management	132,435	4,157,840	4,290,275
Loss on impairment of properties	1,319,316	0	1,319,316
Total Segment Expense	$ 6,417,909	$ 29,288,023	$ 35,705,932
Segment Gross Profit	$ 5,460,117	$ 13,091,832	$ 18,551,949
Reconciliation to consolidated operations:
Interest discounts and fee revenue	1,187,312
Other interest expense	-721,682
Depreciation	-8,460,112
Advisory and trust fees	-1,159,120
Operating expenses	-633,692
Amortization	-216,097
Consolidated income before gain/loss on properties and minority interest	$ 8,548,558

NOTE 11 -(continued)

APRIL 30, 2000
	Commercial	Residential	Total
Segment Assets
Property owned	$ 120,714,774	$ 329,205,116	$ 449,919,890
Less accumulated depreciation	-8,203,307	-25,029,645	-33,232,952
Total consolidated property owned	$ 112,511,467	$ 304,175,471	$ 416,686,938
YEAR ENDING APRIL 30, 1999
	Commercial	Residential	Total
Segment Revenue
Rental revenue	$ 5,775,161	$ 33,010,126	$ 38,785,287
Segment Expenses
Mortgage interest	2,417,316	8,782,600	11,199,916
Utilities and maintenance	113,374	6,243,109	6,356,483
Taxes	192,930	3,832,629	4,025,559
Insurance	30,067	354,136	384,203
Property management	60,612	3,227,655	3,288,267
Total Segment Expense	$ 2,814,299	$ 22,440,129	$ 25,254,428
Segment Gross Profit	$ 2,960,862	$ 10,569,997	$ 13,530,859
Reconciliation to consolidated operations:
Interest discounts and fee revenue	1,141,975
Other interest expense	-902,065
Depreciation	-5,966,874
Advisory and trust fees	-927,063
Operating expenses	-320,479
Amortization	-154,677
Consolidated income before gain/loss on properties and minority interest	$ 6,401,676

NOTE 11 -(continued)

APRIL 30, 1999
	Commercial	Residential	Total
Segment Assets
Property owned	$ 67,250,863	$ 228,574,976	$ 295,825,839
Less accumulated depreciation	-7,109,615	-19,002,784	-26,112,399
Total consolidated property owned	$ 60,141,248	$ 209,572,192	$ 269,713,440

NOTE 12  EARNINGS PER SHARE

Basic earnings per share are computed by dividing the earnings available to stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if potential dilutive securities had been converted to shares. Operating partnership units can be exchanged for shares on a one for one basis. The following tables reconciles amounts reported in the consolidated financial statements for the years ended April 30, 2001, 2000, and 1999:

	2001	2000	1999
NUMERATOR
Net income applicable to shares	$ 8,694,240	$ 8,807,845	$ 7,604,135
Numerator for basic earnings per share	8,694,240	8,807,845	7,604,135
Minority interest portion of operating partnership income	2,095,177	1,495,209	744,725
Numerator for diluted earnings per share	$ 10,789,417	$ 10,303,054	$ 8,348,860
DENOMINATOR
Denominator for basic earnings per share Weighted average shares	23,071,500	20,899,848	17,441,976
Effect of dilutive securities Convertible operating partnership units	5,506,200	3,577,136	1,662,489
Denominator for diluted earnings per share	28,577,700	24,476,984	19,104,465
Basic earnings per share	$ .38	$ .42	$ 0.44
Diluted earnings per share	$ .38	$ .42	$ 0.44

NOTE 13 -RETIREMENT PLAN

As part of the acquisition on July 1, 2000 of Odell-Wentz & Associates, LLC, the Trust assumed a defined contribution profit sharing retirement plan and a defined contribution 401K retirement plan.  Employees over the age of 21 and after completion of one year of service are eligible to participate in the profit sharing plan.  Contributions to the profit sharing plan are at the discretion of the management. All employees are immediately eligible to participate in the 401K plan and may contribute up to 15% of their compensation subject to maximum levels.  The Trust matches up to 3% of participating employees' wages.  Pension expense of the Trust for the year ended April 30, 2001 was $45,301.

NOTE 14 -COMMITMENTS AND CONTINGENCIES

The Trust, as an owner of real estate, is subject to various environmental laws of Federal and local governments.  Compliance by the Trust with existing laws has not had a material adverse effect on the Trust's financial condition and results of operations.  However, the Trust cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

NOTE 15  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Mortgages payable - For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

Investment certificates issued - The fair value is estimated using a discounted cash flow calculation that applies interest rates currently being offered on deposits with similar remaining maturities.

Accrued interest payable - The carrying amount approximates fair value because of the short-term nature of which interest will be paid.

This remainder of this page has been intentionally left blank.

NOTE 15-(continued)

The estimated fair values of the Company's financial instruments are as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loan receivable	$ 1,037,095	$ 1,037,095	$ 1,650,284	$ 1,650,284
Cash	6,356,063	6,356,063	3,449,264	3,449,264
Marketable securities held-to-maturity	2,351,248	2,354,018	2,601,420	2,476,243
Marketable securities available-for-sale	660,865	660,865	572,811	572,811
FINANCIAL LIABILITIES
Notes payable	$ 0	$ 0	$ 6,452,420	$ 6,452,420
Mortgages payable	368,956,930	356,434,028	265,057,767	250,897,221
Investment certificates issued	11,876,417	11,804,535	10,087,256	10,810,160
Accrued interest payable	2,369,454	2,369,454	1,679,000	1,679,000

This remainder of this page has been intentionally left blank.

ADDITIONAL INFORMATION

INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION

Board of Trustees
Investor Real Estate Trust
and Subsidiaries
Minot, North Dakota

Our report on our audit of the basic consolidated financial statements of Investors Real Estate Trust and Subsidiaries for the years ended April 30, 2001, 2000 and 1999, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 26 through 43 related to the 2001, 2000 and 1999 consolidated financial statements is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for information on page 44 that is marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements for the years ended April 30, 2001, 2000 and 1999, taken as a whole.

We also have previously audited, in accordance with auditing standards generally accepted in the United State of America, the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended April 30, 1998 and 1997, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 38 relating to the 1998 and 1997 consolidated financial statements is fairly stated in all material respects in relation to the basic consolidated financial statements from which has been derived.

 /S/ Brady, Martz & Associates, P.C.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA

May 23, 2001

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001 and 2000

Schedule I
MARKETABLE SECURITIES
	April 30, 2001		April 30, 2000
	Principal Amount	Fair Value	Principal Amount	Fair Value
GNMA Pools	$ 2,351,248	$ 2,354,018	$ 2,601,420	$ 2,476,243

	Cost	Fair Value	Cost	Fair Value
Equity shares in other REIT's	$ 791,316	$ 660,865	$ 791,316	$ 572,811

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
for the years ended April 30, 2001, 2000 and 1999

Schedule X
SUPPLEMENTAL INCOME STATEMENT INFORMATION
Charges to Costs and Expenses
	2001	2000	1999
ITEM
Maintenance and repairs	$ 6,436,205	$ 4,564,693	$ 3,470,202
Taxes, other than payroll and income taxes	$ 7,545,182	$ 5,282,361	$ 4,025,560
Royalties	*	*	*
Advertising costs	*	*	*
*Less than 1 percent of total revenues

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
	INITIAL COST TO TRUST			COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
APARTMENTS	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
BEULAH CONDOS - BEULAH, ND	$ 0	$ 6,360	$ 468,620	$ 8,154	$ 0
BISON PROPERTIES - CARRINGTON, ND	0	100,210	508,151	6,180	0
CANDLELIGHT APTS - FARGO, ND	411,529	80,040	852,030	45,013	0
CASTLE ROCK - BILLINGS, MT	3,857,473	736,000	4,973,639	32,895	0
CENTURY APTS. - DICKINSON, ND	1,393,489	100,000	2,105,494	116,320	0
CENTURY APTS. - WILLISTON, ND	2,358,883	200,000	3,754,445	171,302	0
CHATEAU APTS. - MINOT, ND	1,528,906	122,000	2,322,200	24,785	0
CLEARWATER - BOISE, ID	2,589,905	585,000	3,245,486	20,151	0
COLTON HEIGHTS - MINOT, ND	256,077	80,000	877,199	10,354	0
COTTONWOOD LAKE - BISMARCK, ND	5,540,374	1,055,862	10,644,946	1,917,474	114,353
COUNTRY MEADOWS PHASE I - BILLINGS, MT	2,522,888	245,624	3,990,795	3,895	120,821
COUNTRY MEADOWS PHASE II - BILLINGS, MT	2,564,285	245,624	4,086,664	27,430	0
CRESTVIEW APTS. - BISMARCK, ND	3,245,760	235,000	4,569,503	157,332	0
CROWN COLONY - TOPEKA, KS	7,253,424	620,000	10,023,038	174,052	0
DAKOTA ARMS - MINOT, ND	309,303	50,000	571,189	4,298	0
DAKOTA HILL AT VALLEY RANCH - IRVING, TX	25,293,305	3,650,000	33,823,258	143,849	0
EASTGATE PROPERTIES - MOORHEAD, MN	1,601,726	23,917	2,099,972	301,848	0
EASTWOOD - DICKINSON, ND	210,961	40,000	405,272	27,122	0
FOREST PARK ESTATES. - GRAND FORKS, ND	7,386,895	810,000	6,494,715	178,122	0
HERITAGE MANOR - ROCHESTER, MN	4,749,593	403,256	7,194,917	99,608	0
IVY CLUB - VANCOUVER, WA	6,910,101	1,274,000	10,463,597	90,266	0
JENNER PROPERTIES - GRAND FORKS, ND	1,103,784	220,000	1,971,033	40,151	0
KIRKWOOD APTS. - BISMARCK, ND	2,267,110	449,290	3,171,933	110,178	0
LANCASTER APTS. - ST. CLOUD, MN	1,716,664	289,000	2,899,120	38,506	0
LEGACY APTS. - GRAND FORKS, ND	6,171,186	1,361,855	9,307,090	104,274	224,180
LEGACY IV - GRAND FORKS, ND	2,958,788	725,277	6,119,239	186,610	0
LONETREE APTS. - HARVEY, ND	0	13,584	213,792	1,471	0
MAGIC CITY APTS. - MINOT, ND	1,879,730	532,000	4,627,059	98,148	0
MEADOWS PHASE I & II - JAMESTOWN, ND	1,965,867	111,550	3,607,059	38,663	0
MEADOWS PHASE III - JAMESTOWN, ND	0	55,775	1,990,680	0	0
MIRAMONT - FORT COLLINS, CO	11,381,741	1,470,000	12,845,599	47,939	0
NEIGHBORHOOD APTS. - CO. SPRINGS, CO	7,044,910	1,033,592	10,258,092	131,097	0
NORTH POINTE - BISMARCK, ND	1,640,483	143,500	2,151,277	28,211	123,687
OAK MANOR APTS. - DICKINSON, ND	0	25,000	336,033	13,697	0
OAKWOOD ESTATES - SIOUX FALLS, SD	1,965,736	342,800	3,257,671	116,585	0
OLYMPIC VILLAGE - BILLINGS, MT	8,377,235	1,164,000	10,618,852	0	0
OXBOW - SIOUX FALLS, SD	3,114,600	404,072	4,606,469	20,148	0
PARK EAST APTS. - FARGO, ND	3,385,258	83,000	4,983,651	70,302	0
PARK MEADOWS - WAITE PARK, MN	8,081,923	1,143,450	10,257,185	272,948	0
PARKWAY APTS. - BEULAH, ND	0	7,000	136,980	6,932	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
	INITIAL COST TO TRUST			COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
APARTMENTS	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS
PEBBLE CREEK - BISMARCK, ND	$ 448,744	$ 7,200	$ 749,493	$ 28,269	$ 0
PINE CONE APTS. - FORT COLLINS, CO	10,315,861	904,545	12,325,605	33,711	0
POINTE WEST APTS. - MINOT, ND	2,291,125	240,000	3,757,816	63,245	0
PRAIRIE WINDS APTS. - SIOUX FALLS, SD	1,300,993	144,097	1,858,747	10,212	0
PRAIRIEWOOD MEADOWS - FARGO, ND	2,059,583	280,000	2,559,271	0	0
RIDGE OAKS APTS. - SIOUX CITY, IA	2,895,279	178,100	4,103,867	0	0
RIMROCK APTS. - BILLINGS, MT	2,599,093	329,708	3,537,917	32,055	0
ROCKY MEADOWS 96 - BILLINGS, MT	3,693,447	655,985	5,956,386	21,360	103,378
ROSEWOOD/OAKWOOD - SIOUX FALLS, SD	1,172,698	200,000	1,747,935	0	0
SHERWOOD APTS. - TOPEKA, KS	10,880,136	1,150,000	14,748,882	102,324	0
SOUTH POINTE - MINOT, ND	6,272,436	550,000	9,358,131	34,233	402,672
SOUTHVIEW APTS. - MINOT, ND	0	185,000	539,212	4,464	0
SOUTHWIND APTS. - GRAND FORKS, ND	3,956,460	400,000	5,378,731	193,342	0
SUNCHASE - FARGO, ND	309,623	52,870	986,975	2,365	0
SUNSET TRAIL PHASE I - ROCHESTER, MN	4,346,961	168,188	7,403,527	0	0
SUNSET TRAIL PHASE II & III - ROCHESTER, MN	0	336,376	4,006,932	0	0
SWEETWATER PROPERTIES - DEVILS LAKE, ND	87,079	90,767	1,183,071	52,460	0
THOMASBROOK - LINCOLN, NE	6,070,287	600,000	8,972,130	384,743	0
VALLEY PARK MANOR - GRAND FORKS, ND	2,990,184	293,500	4,226,508	193,684	0
VAN MALL WOODS - VANCOUVER, WA	3,858,149	600,000	5,518,313	33,449	0
WEST STONEHILL - ST. CLOUD, MN	7,544,370	939,000	10,710,087	122,053	0
WESTWOOD PARK - BISMARCK, ND	1,180,304	161,114	2,011,049	33,325	0
WOODRIDGE APTS. - ROCHESTER, MN	3,941,271	370,000	6,353,956	51,178	0
	$ 221,253,971	$ 29,074,087	$ 325,131,485	$ 6,282,959	$ 1,089,091

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

		INITIAL COST TO TRUST		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
OFFICE BUILDINGS	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

COMMERCIAL continued
EDGEWOOD VISTA - MINOT, ND	$ 3,815,498	$ 260,000	$ 6,010,707	$ 0	$ 0
EDGEWOOD VISTA - MISSOULA, MT	917,342	108,900	853,528	0	0
EDGEWOOD VISTA - OMAHA, NE	0	88,567	522,803	0	0
EDGEWOOD VISTA - SIOUX FALLS, SD	649,494	130,000	844,739	0	0
HEALTHEAST MED CTR -WDBRY & ST JHNS, MN	19,176,624	3,238,275	18,362,724	0	0
HOSPITALITY ASSOCIATES - MINNETONKA, MN	280,000	40,000	360,898	0	0
GREAT PLAINS SOFTWARE - FARGO, ND	8,870,861	125,501	15,249,652	0	0
LINDBERG BLDG. - EDEN PRAIRIE, MN	1,140,863	198,000	1,410,535	0	0
MAPLEWOOD SQUARE - ROCHESTER, MN	7,154,199	3,275,000	8,623,946	0	0
MED PARK MALL - GRAND FORKS, ND	3,381,663	680,500	4,811,862	150,587	0
MINOT PLAZA - MINOT, ND	0	50,000	459,079	0	0
PETCO WAREHOUSE - FARGO, ND	901,454	324,148	927,541	0	27,245
PIONEER SEED - MOORHEAD, MN	221,367	56,925	596,951	0	0
STERNER LIGHTING - WINSTED, MN	700,000	100,000	900,789
STONE CONTAINER -FARGO, ND	2,567,688	440,251	4,469,078	2,001,878	89,156
STONE CONTAINER - WACONIA, MN	1,303,763	165,000	1,501,518	0	0
VIROMED - EDEN PRAIRIE, MN	2,866,820	666,000	4,197,634	0	0
WEDGEWOOD - SWEETWATER, GA	1,420,859	334,346	3,637,532	0	0
	$ 86,847,595	$ 15,364,658	$ 119,873,108	$ 4,200,125	$ 183,469

	$ 368,956,930	$ 53,277,910	$ 526,303,391	$ 10,782,607	$ 1,272,560

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

APARTMENTS	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED
BEULAH CONDOS - BEULAH, ND	$ 6,360	$ 476,774	$ 483,134	$ 329,273	1983	15-40 years
BISON PROPERTIES - CARRINGTON, ND	100,210	514,331	614,541	364,035	1972	25-40 years
CANDLELIGHT APTS. - FARGO, ND	80,040	897,043	977,083	179,684	1993	24-40 years
CASTLE ROCK - BILLINGS, MT	736,000	5,006,534	5,742,534	304,436	1999	40 years
CENTURY APTS. - DICKINSON, ND	100,000	2,221,814	2,321,814	757,085	1986	35-40 years
CENTURY APTS. - WILLISTON, ND	200,000	3,295,747	4,125,747	1,488,381	1986	35-40 years
CHATEAU APTS. - MINOT, ND	122,000	2,346,984	2,468,984	187,074	1997	12-40 years
CLEARWATER - BOISE, ID	585,000	3,268,838	3,853,638	217,307	1999	40 years
COUNTRY MEADOWS PHASE I - BILLINGS, MT	245,624	4,115,511	4,361,135	249,483	1996	40 years
COUNTRY MEADOWS PHASE II - BILLINGS, MT	245,623	4,114,095	4,359,718	249,483	1999	40 years
COLTON HEIGHTS - MINOT, ND	80,000	887,773	967,733	415,053	1984	33-40 years
COTTONWOOD LAKE - BISMARCK, ND	1,055,862	12,676,773	13,732,636	696,954	1997	40 years
CRESTVIEW APTS. - BISMARCK, ND	235,000	4,726,835	4,961,835	853,823	1994	24-40 years
CROWN COLONY - TOPEKA, KS	620,000	10,197,090	10,817,090	402,287	2000	40 years
DAKOTA ARMS - MINOT, ND	50,000	575,487	625,487	80,729	1996	24-40 years
DAKOTA HILLS - IRVING, TX	3,650,000	33,967,106	37,617,106	1,035,419	2000	40 years
EASTGATE PROPERTIES - MOORHEAD, MN	23,917	2,401,820	2,425,737	1,529,752	1970	33-40 years
EASTWOOD - DICKINSON, ND	40,000	432,394	472,394	112,860	1989	24-40 years
FOREST PARK ESTATES - GRAND FORKS, ND	810,000	6,672,837	7,482,837	1,341,702	1993	24-40 years
HERITAGE MANOR - ROCHESTER, MN	403,256	7,294,524	7,697,780	499,892	1999	40 years
IVY CLUB - VANCOUVER, WA	1,274,000	10,553,863	11,827,863	591,803	1999	40 years
JENNER PROPERTIES - GRAND FORKS, ND	220,000	2,011,184	2,231,184	193,431	1996	40 years
KIRKWOOD APTS. - BISMARCK, ND	449,290	3,282,111	3,731,401	311,091	1997	12-40 years
LANCASTER APTS. - ST. CLOUD, MN	289,000	2,937,626	3,226,626	80,316	2000	40 years
LEGACY APTS. - GRAND FORKS, ND	1,361,855	9,635,543	10,997,398	1,031,588	1996	24-40 years
LEGACY IV - GRAND FORKS, ND	725,277	6,305,848	7,031,125	228,341	2000	40 years
LONETREE APTS. - HARVEY, ND	13,584	215,262	228,846	49,155	1991	24-40 years
MAGIC CITY APTS. - MINOT, ND	532,000	4,725,208	5,257,208	442,011	1997	12-40 years
MEADOWS PHASE I & II - JAMESTOWN, ND	111,550	3,645,722	3,757,272	136,508	2000	40 years
MEADOWS PHASE III - JAMESTOWN, ND	55,775	1,990,680	2,046,455	1,595	2001	N/A -construction in progress
MIRAMONT - FT. COLLINS, CO	1,470,000	12,893,539	14,363,529	1,457,970	1996	40 years
NEIGHBORHOOD APTS. - COLORADO SPRINGS, CO	1,033,592	10,389,189	11,422,781	1,206,581	1996	40 years
NORTH POINTE - BISMARCK, ND	143,500	2,303,175	2,446,675	310,289	1995	24-40 years
OAK MANOR APTS. - DICKINSON, ND	25,000	349,730	374,730	84,069	1989	24-40 years
OAKWOOD ESTATES - SIOUX FALLS, SD	342,800	3,374,256	3,717,056	688,361	1993	24-40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION(continued)

APARTMENTS	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED
OLYMPIC VILLAGE - BILLINGS, MT	$ 1,164,000	$ 10,618,852	$ 11,782,852	$ 175,258	2001	40 years
OXBOW - SIOUX FALLS, SD	404,072	4,626,617	5,030,689	750,715	1994	24-40 years
PARK EAST APTS. - FARGO, ND	83,000	5,053,953	5,136,953	381,418	1997	12-40 years
PARK MEADOWS - WAITE PARK, MN	1,143,450	10,530,133	11,673,583	1,293,868	1997	40 years
PARKWAY APTS. - BEULAH, ND	7,000	143,912	150,912	27,623	1988	540 years
PEBBLE CREEK - BISMARCK, ND	7,200	777,792	784,962	31,282	2000	40 years
PINE CONE APTS. - FT. COLLINS, CO	904,545	12,359,315	1,860,234	1,539,847	1994	40 years
POINTE WEST APTS. - MINOT, ND	240,000	3,821,061	4,061,061	714,954	1994	24-40 years
PRAIRIE WINDS APTS. - SIOUX FALLS, SD	144,097	1,868,958	2,013,055	393,585	1993	24-40 years
PRAIRIEWOOD MEADOWS - FARGO, ND	280,000	2,559,271	2,839,271	47,763	2001	40 years
RIDGE OAKS APTS. - SIOUX CITY, IA	178,100	4,103,867	4,281,967	105,045	2001	40 years
RIMROCK APTS. - BILLINGS, MT	329,708	3,569,972	3,899,680	162,211	2000	40 years
ROCKY MEADOWS 96 - BILLINGS, MT	655,985	6,081,124	6,737,109	697,830	1996	40 years
ROSEWOOD/OAKWOOD - SIOUX FALLS, SD	200,000	1,747,935	1,947,935	196,245	1996	40 years
SHERWOOD APTS. - TOPEKA, KS	1,150,000	14,851,205	16,001,205	587,097	2000	40 years
SOUTH POINTE - MINOT, ND	550,000	9,795,036	10,345,036	1,220,817	1995	24-40 years
SOUTHVIEW APTS. - MINOT, ND	185,000	543,676	728,676	94,340	1994	24-40 years
SOUTHWIND APTS - GRAND FORKS, ND	400,000	5,572,073	5,972,073	749,522	1996	24-40 years
SUNCHASE - FARGO, ND	52,870	989,340	1,042,210	304,382	1988	5-40 years
SUNSET TRAIL PHS I - ROCHESTER, MN	168,188	7,403,527	7,571,715	106,602	2001	40 years
SUNSET TRAIL - PHS II & III ROCHESTER, MN	336,376	4,006,932	4,343,308	0	N/a	N/A -construction in progress
SWEETWATER PROP. - DEVILS LAKE, ND	90,767	1,535,531	1,626,298	907,394	1972	5-40 years
THOMASBROOK APTS. - LINCOLN, NE	600,000	9,356,873	9,956,873	411,582	2000	40 years
VALLEY PARK MANOR - GRAND FORKS, ND	293,500	4,420,192	4,713,692	210,317	2000	40 years
VAN MALL WOODS - VANCOUVER -WA	600,000	5,551,761	6,151,761	354,296	1999	40 years
WEST STONEHILL - ST CLOUD, MN	939,000	10,832,140	11,771,140	1,523,900	1995	40 years
WESTWOOD PARK - BISMARCK, ND	161,114	2,044,374	2,205,488	151,269	1999	40 years
WOODRIDGE APTS. - ROCHESTER, MN	370,000	6,405,134	6,775,134	728,810	1996	40 years
	$ 29,074,087	$ 332,503,535	$ 361,577,622	$ 32,296,179

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

OFFICE BUILDINGS	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

1ST AVENUE BUILDING - MINOT, ND	$ 30,000	$ 503,765	$ 533,765	$ 386,191	1981	33-40 years
12 SOUTH MAIN - MINOT, ND	29,000	360,205	389,205	7,618	2001	40 years
17 SOUTH MAIN - MINOT, ND	15,000	75,000	90,000	1,484	2001	40 years
401 SOUTH MAIN - MINOT, ND	70,600	542,707	613,307	167,206	1987	24-40 years
2030 CLIFF ROAD - EAGAN, MN	145,900	834,966	980,866	870	2001	40 years
408 1ST STREET SE - MINOT, ND	10,000	36,907	46,907	27,691	1986	19-40 years
7901 FLYING CLOUD DR - EDEN PRAIRIE, MN	1,062,000	4,012,810	5,074,810	140,051	2000	40 years
BURNSVILLE BLUFFS - BURNSVILLE, MN	300,300	2,156,346	2,456,646	2,246	2001	40 years
COLD SPRINGS CENTER - ST. CLOUD, MN	588,000	7,807,539	8,395,539	8,133	2001	40 years
CREEKSIDE OFF BLDG. - BILLINGS, MT	311,310	1,557,260	1,868,570	319,016	1992	40 years
LESTER CHIROPRACTIC CLINIC - BISMARCK, ND	25,000	243,917	268,617	76,401	1988	40 years
LEXINGTON COMMERCE CENTER - EAGAN, MN	453,400	5,036,323	5,489,723	171,926	2000	40 years
NICOLLETT VII - BURNSVILLE, MN	429,400	6,931,270	7,360,670	7,220	2001	40 years
NORTHGATE II - MAPLE GROVE, MN	357,800	1,991,179	2,348,979	68,024	2000	40 years
PILLSBURY BUSINESS CENTER - EDINA, MN	284,400	1,558,570	1,842,970	1,624	2001	40 years
PLYMOUTH IV & V - PLYMOUTH, MN	640,500	13,387,829	14,028,329	13,221	2001	40 years
SOUTHDALE MEDICAL CENTER - EDINA, MN	3,500,000	28,921,070	32,421,070	191,582	2001	40 years
SOUTHEAST TECH CENTER - EAGAN, MN	559,500	5,556,017	6,115,517	191,582	2000	40 years
WALTERS 214 SO MAIN - MINOT, ND	27,055	84,941	111,996	76,960	1978	20-40 years
	$ 8,839,165	$ 81,598,321	$ 90,437,486	$ 1,878,349

COMMERCIAL
AMERICA'S BEST WAREHOUSE - BOISE, ID	$ 765,000	$ 4,023,294	$ 4,788,294	$ 924,442	1994	40 years
AMERITRADE - OMAHA, NE	326,500	7,980,035	8,306,535	407,220	1999	40 years
ARROWHEAD SHOPPING CENTER - MINOT, ND	100,359	2,873,427	2,973,786	2,216,168	1973	15 1/2-40 years
BARNES & NOBLE - FARGO, ND	540,000	2,719,893	3,259,893	447,202	1994	40 years
BARNES & NOBLE - OMAHA, NE	600,000	3,099,197	3,699,197	426,131	1995	40 years
CARMIKE THEATRE - GRAND FORKS, ND	183,515	2,362,222	2,545,737	383,798	1994	40 years
COMPUSA - KENTWOOD, MI	225,000	1,896,474	2,121,474	212,473	1996	40 years
CONSECO - RAPID CITY, SD	285,000	6,759,870	7,044,870	133,740	2001	40 years
CORNER EXPRESS - MINOT, ND	195,000	1,386,260	1,581,260	88,411	1999	40 years
DEWEY HILL BUSINESS CENTER - EDINA, MN	985,000	3,507,381	4,492,381	32,882	2001	40 years
EAST GRAND STATION - EAST GRAND FORKS, ND	150,000	1,242,251	1,392,251	45,160	2000	40 years
EDGEWOOD VISTA - BELGRADE, MT	14,300	439,194	453,494	19,462	2000	40 years
EDGEWOOD VISTA - BILLINGS, MT	130,000	850,218	980,218	61,015	1999	40 years
EDGEWOOD VISTA - COLUMBUS, NE	14,300	441,326	455,626	19,456	2000	40 years
EDGEWOOD VISTA - DULUTH, MN	390,000	5,291,187	5,681,187	115,553	2000	40 years
EDGEWOOD VISTA - EAST GRAND FORKS, MN	25,000	1,391,521	1,416,521	85,608	1997	40 years
EDGEWOOD VISTA - FREMONT, NE	56,000	490,410	546,410	4,598	2001	40 years
EDGEWOOD VISTA - GRAND ISLAND, NE	14,300	441,326	455,626	19,456	2000	40 years
EDGEWOOD VISTA - HASTINGS, NE	13,971	551,805	565,777	5,677	2001	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION(continued)

OFFICE BUILDINGS	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

COMMERCIAL continued
EDGEWOOD VISTA - KALISPELL, MT	$ 70,000	$ 498,150	$ 568,150	$ 2,578	2001	40 years
EDGEWOOD VISTA - MINOT, ND	260,000	6,010,707	6,270,707	528,442	1997	40 years
EDGEWOOD VISTA - MISSOULA, MT	108,900	853,528	962,428	96,022	1997	40 years
EDGEWOOD VISTA - OMAHA, NE	88,567	522,803	611,370	3,812	2001	40 years
EDGEWOOD VISTA - SIOUX FALLS, SD	130,000	844,739	974,739	60,674	1999	40 years
HEALTHEAST MED CNTR - WDBRY & ST. JHNS, MN	3,238,275	18,362,724	21,600,999	439,868	2001	40 years
HOSPITALITY ASSOCIATES - MINNETONKA, MN	40,000	360,898	400,898	1,671	2001	40 years
GREAT PLAINS SOFTWARE - FARGO, ND	125,501	15,249,652	15,375,154	651,141	2000	40 years
LINDBERG BLDG. - EDEN PRAIRIE, MN	198,000	1,410,535	1,608,535	293,633	1992	40 years
MAPLEWOOD SQUARE - ROCHESTER, MN	3,275,000	8,623,946	11,898,946	386,937	2000	40 years
MEDPARK MALL - GRAND FORKS, ND	680,500	4,962,450	5,642,950	149,361	2000	40 years
MINOT PLAZA - MINOT, ND	50,000	459,954	509,954	97,496	1993	40 years
PETCO - FARGO, ND	324,148	954,786	1,278,934	154,418	1994	40 years
PIONEER SEED - MOORHEAD, MN	56,925	596,951	653,876	136,955	1992	40 years
STERNER LIGHTING - WINSTED, MN	100,000	900,789	1,000,789	3,208	2001	40 years
STONE CONTAINER - FARGO, ND	440,251	6,560,113	7,000,364	624,306	1995	40 years
STONE CONTAINER - WACONIA, MN	165,000	1,501,518	1,666,518	26,589	2001	40 years
VIROMED - EDEN PRAIRIE, MN	666,000	4,197,634	4,863,634	231,669	1999	40 years
WEDGEWOOD - SWEETWATER, GA	334,346	3,637,532	3,971,878	381,386	1996	40 years
	$15,364,658	$ 4,256,702	$139,621,360	$ 9,918,617

	$ 53,277,910	$ 538,358,558	$591,636,468	$ 44,093,145

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ending April 30, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Balance at beginning of year	$ 449,919,890	$ 295,825,839	$ 231,416,322
Additions during year
acquisitions	141,040,413	155,284,745	62,455,508
improvements and other	5,583,148	7,041,248	4,780,853
	$ 596,543,451	$ 458,151,832	$ 298,652,683
Deduction during year
cost of real estate sold	-4,906,983	-6,912,626	-2,826,844
impairment valuation	0	-1,319,316	0
Balance at close of year	$ 591,636,468	$ 449,919,890	$ 295,825,839

Reconciliations of accumulated depreciation for the three years ended April 30, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Balance at beginning of year	$ 33,232,952	$ 26,112,399	$ 21,516,129
Additions during year
provisions for depreciation	12,299,532	8,460,112	5,966,874
Deduction during year
accumulated depreciation on real estate sold	-1,439,339	-1,339,559	-1,370,604
Balance at close of year	$ 44,093,145	$ 33,232,952	$ 26,112,399

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

Schedule XII
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Int.
RESIDENTIAL
Fricke	7.00%	01/01/02	Monthly		$ 7,470	$ 954	$ 0
Rolland Hausmann	9.00%	02/01/16	Monthly		315,659	278,527	0
Diamond T -Scottsbluff, NE	8.00%	11/01/02	Monthly /Balloon		115,000	106,926	0
KMOX -Prior Lake, MN	8.00%	01/01/04	Monthly /Balloon		46,500	43,313	0
Duane Peterson	Variable		Quarterly		130,000	130,000	0
Edgewood Norfolk, NE	11.00%	04/01/01	Balloon		477,375	477,375	0
					$ 1,092,004	$ 1,037,095	$ 0

	2001	2000
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$ 1,650,284	$ 10,721,214
New participations in and advances on mortgage loans	0	607 ,375
	$ 1,650,284	$ 11,328,589
Collections	-613,189	-9,678,305
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$ 1,037,095	$ 1,650,284

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	2001	2000	1999	1998	1997
Consolidated Income Statement Data
Revenue	$ 75,767,150	$ 55,445,193	$ 39,927,262	$ 32,407,545	$ 23,833,981
Income before gain/loss on properties and minority interest	10,187,812	9,867,874	6,401,676	4,691,198	3,499,443
Gain on repossession/ Sale of properties	601,605	1,754,496	1,947,184	465,499	398,424
Loss on Impairment of Properties	0	1,319,316	0	0	0
Minority interest of portion of operating partnership income	-2,095,177	-1,495,209	-744,725	-141,788	-18

Net income	8,694,240	8,807,845	7,604,135	5,014,909	3,897,849
Consolidated Balance Sheet Data
Total real estate investments	$ 548,580,418	$ 418,216,516	$ 280,311,442	$ 213,211,369	$ 177,891,168
Total assets	570,322,124	432,978,299	291,493,311	224,718,514	186,993,943
Shareholders' equity	118,945,160	109,920,591	85,783,294	68,152,626	59,997,619
Consolidated Per Share Data (basic and diluted)
Income before gain/loss on properties and minority interest	$ .44	$ .47	$ .37	$ .30	$ .25
Net Income	.38	.42	.44	.32	.28
Dividends	.55	.51	.47	.42	.39

CALENDAR YEAR	2001	2000	1999	1998	1997
Tax status of dividend
Capital gain	.72%	30.3%	6.3%	2.9%	21.0%
Ordinary income	86.76%	69.7%	76.0%	97.1%	79.0%
Return of capital	12.52%	0%	17.7%	0.0%	0.0%

 INVESTORS REAL ESTATE TRUST AND AFFILIATED PARTNERSHIPS
April 30, 2001, 2000 and 1999

GAIN FROM PROPERTY DISPOSITIONS

	Total Original Gain(Loss)	Unrealized 04/30/01	Realized 04/30/01	Realized 04/30/00	Realized 04/30/99

Brooklyn Addition - Minot, ND	$ 25,000	$ 0	$ 0	$ 1,000	$ 1,000
Superpumper - Grand Forks, ND	86,479	0	0	86,479	0
Superpumper - Crookston, ND	89,903	0	0	89,903	0
Superpumper - Langdon, ND	64,352	0	0	64,352	0
Superpumper - Sidney, MT	17,161	0	0	17,161	0
Mandan Apartments - Mandan, ND	75,612	0	0	75,612	0
Sweetwater Apts. - Devils Lake, ND	335,303	0	0	335,303	0
Hutchinson Technology - Hutchinson, MN	1,109,003	0	0	1,109,003	0
Jenner 18-Plex - Devils Lake, ND	14,009	0	0	14,009	0
Virginia Apartments - Minot, ND	10,308	0	0	10,308	0
Fairfield Apts - Marshall, MN	80,121	0	0	0	80,121
Superpumper - Emerado, ND	158,146	0	0	0	158,146
Park Place Apts - Waseca, MN	366,018	0	0	0	366,018
Bison Properties - Jamestown, ND	1,341,899	0	0	0	1,341,899
Evergreen Shopping Center - Evergreen, CO	1,690	0	1,690	0	0
Chalet Apartments - Minot, ND	23,434	0	23,434	0	0
Hill Park Apts - Bismarck, ND	576,482	0	576,482	0	0
		$ 0	$ 601,605	$ 1,754,496	$ 1,947,184

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

MORTGAGE LOANS PAYABLE

	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

1112 32nd Ave SW - Minot, ND	7.50%	07/20/10	Monthly	$ 425,000	$ 309,303	$ 0
177 10th Ave East - Dickinson, ND	9.00%	11/01/18	Monthly	250,963	210,961	0
2030 Cliff Road - Eagan, MN	7.40%	04/01/11	Monthly	650,000	650,000	0
4301 9th Ave Sunchase II - Fargo, ND	9.04%	09/01/02	Monthly	364,765	32,534	0
4313 9th Ave Sunchase II - Fargo, ND	8.706%	02/01/14	Monthly	370,000	277,089	0
America's Best Furniture - Boise, ID	9.75%	03/29/03	Monthly	3,750,000	3,303,018	0
Ameritrade - Omaha, NE	7.25%	050/1/19	Monthly	6,150,000	5,854,993	0
Arrowhead Shopping Center - Minot, ND	8.25%	01/01/20	Monthly	1,325,000	1,290,671	0
Barnes & Noble Stores - ND & NE	7.98%	12/01/10	Monthly	4,900,000	3,751,267	0
Burnsville Bluffs - Burnsville, MN	8.25%	01/01/21	Monthly	1,644,551	1,641,798	0
Candlelight Apts. - Fargo, ND	7.50%	12/01/99	Monthly	578,000	411,529	0
Carmike - Grand Forks, ND	7.75%	020/1/07	Monthly	2,000,000	1,845,233	0
Castle Rock - Billings, ND	6.66%	030/1/09	Monthly	3,950,000	3,857,473	0
Century Apts. - Dickinson, ND	7.003%	03/01/06	Monthly	1,595,000	1,393,489	0
Century Apts. - Williston, ND	7.003%	03/01/06	Monthly	2,700,000	2,358,883	0
Chateau Apts. - Minot, ND	7.003%	03/01/06	Monthly	1,674,350	1,528,906	0
Clearwater Apts. - Boise, ID	6.47%	01/01/09	Monthly	2,660,000	2,589,905	0
Cold Springs Center -St. Cloud, MN	7.40%	04/01/11	Monthly	5,250,000	5,250,000	0
Colton Heights - Minot, ND	8.35%	03/01/07	Monthly	730,000	256,077	0
Cottonwood Phase I - Bismarck, ND	6.59%	01/01/09	Monthly	2,800,000	2,727,822	0
Cottonwood Phase II - Bismarck, ND	7.55%	11/01/09	Monthly	2,850,000	2,812,552	0
Country Meadows Phase I - Billings, MT	7.51%	01/01/08	Monthly	2,660,000	2,522,888	0
Country Meadows Phase II - Billings, MT	8.10%	01/01/08	Monthly	2,600,000	2,564,285	0
Creekside - Billings, MT	7.375%	06/01/13	Monthly	1,250,000	1,106,166	0
Crestview Apts. - Bismarck, ND	6.91%	070/1/08	Monthly	3,400,000	3,245,760	0
CompUSA - Kentwood, MI	7.75%	02/01/11	Monthly	1,565,361	1,365,519	0
Conseco Bldg - Rapid City, SD	8.07%	08/01/15	Monthly	4,795,000	4,682,203	0
Corner Express - East Grand Forks, MN	7.52%	10/01/13	Monthly	885,000	798,550	0
Crown Colony Apts. - Topeka, KS	7.55%	08/01/09	Monthly	7,350,000	7,253,424	0
Dakota Hill - Irving TX	7.88%	01/01/10	Monthly	25,550,000	25,293,305	0
Dewey Hill Business Center - Edina, MN	7.93%	12/01/10	Monthly	3,125,000	3,114,964	0
East Grand Station - East Grand Forks, ND	8.60%	08/1/15	Monthly	970,000	948,989	0
Eastgate - Moorhead, MN	7.19%	090/1/09	Monthly	1,627,500	1,601,726	0
Edgewood Vista - Missoula, MT	8.65%	04/15/12	Monthly	945,000	917,342	0
Edgewood Vista - East Grand Forks, MN	8.88%	07/05/12	Monthly	650,000	549,604	0
Edgewood Vista - Minot, ND	7.52%	08/01/12	Monthly	4,510,000	3,815,498	0
Edgewood Vista - Sioux Falls, SD	7.52%	070/1/13	Monthly	720,000	649,494	0
Edgewood Vista - Billings, MT	7.13%	10/01/13	Monthly	720,000	645,737	0
Edgewood Vista - Columbus & G. I., NE	8.65%	07/01/15	Monthly	624,000	608,733	0
Edgewood Vista - Duluth, MN	8.86%	05/01/15	Monthly	3,600,000	2,719,619	0
Flying Cloud - Eden Prairie, MN	8.61%	07/01/09	Monthly	3,830,000	3,812,804	0
Forest Park Estates - Grand Forks, ND	7.33%	080/1/09	Monthly	7,560,000	7,386,895	0

 INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

MORTGAGE LOANS PAYABLE (continued)

	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

Great Plains Software - Fargo, ND	7.08%	10/01/13	Monthly	9,500,000	8,870,861	0
Health Investors Business Trust	7.94%	02/01/19	Monthly	19,482,851	19,176,624	0
Heritage Manor - Rochester, MN	6.80%	10/01/18	Monthly	5,075,000	4,749,593	0
Hospitality Associates - Minnetonka, MN	7.50%	04/01/06	Monthly	280,000	280,000	0
Ivy Club Apts. - Vancouver, WA	7.355%	12/01/01	Monthly	7,092,443	6,910,101	0
Jenner Properties - Grand Forks, ND	9.50%	11/01/04	Monthly	1,391,585	1,103,784	0
Kirkwood Manor - Bismarck, ND	8.15%	05/01/10	Monthly	2,293,900	2,267,110	0
Lancaster Apts. - St. Cloud, MN	7.04%	08/01/18	Monthly	1,769,568	1,716,664	0
Legacy Apts. Phase I - Grand Forks, ND	7.07%	01/01/05	Monthly	4,000,000	3,714,145	0
Legacy Apts. Phase II - Grand Forks, ND	7.07%	05/29/08	Monthly	2,575,000	2,457,041	0
Legacy Apts. Phase IV - Grand Forks, ND	8.10%	07/31/20	Monthly	3,000,000	2,958,788	0
Lexington Commerce Center - Eagan, MN	8.09%	02/01/10	Monthly	3,431,750	3,379,724	0
Lindberg Bldg. - Eden Prairie, MN	7.625%	02/01/07	Monthly	1,200,000	1,140,863	0
Magic City Apts. - Minot, ND	7.50%	10/10/10	Monthly	2,794,299	1,879,730	0
Maplewood Square - Rochester, MN	6.90%	08/01/09	Monthly	7,670,000	7,154,199	0
Meadows I & II - Jamestown, ND	8.155%	07/01/10	Monthly	1,975,000	1,965,867	0
MedPark Mall - Grand Forks, ND	8.075%	02/01/10	Monthly	3,425,000	3,381,663	0
Miramont Apts. - Ft. Collins, CO	8.25%	08/01/36	Monthly	11,582,472	11,381,741	0
Neighborhood Apts. - Colorado Springs, CO	7.98%	0101/07	Monthly	7,525,000	7,044,910	0
Nicollett VII - Burnsville, MN	8.05%	11/29/10	Monthly	4,784,880	4,779,772	0
NorthGate II - Maple Grove, MN	8.09%	02/01/10	Monthly	1,576,750	1,552,846	0
North Pointe - Bismarck, ND	7.12%	02/01/07	Monthly	1,700,000	1,640,483	0
Oakwood Estates - Sioux Falls, SD	7.003%	03/01/06	Monthly	2,250,000	1,965,736	0
Olympic Village - Billings, MT	7.62%	11/01/10	Monthly	8,400,000	8,377,235	0
Oxbow - Sioux Falls, SD	7.003%	030/1/06	Monthly	3,565,000	3,114,600	0
Park East Apts. - Fargo, ND	6.82%	050/1/08	Monthly	3,500,000	3,385,258	0
Park Meadows Phase I - Waite Park, MN	7.19%	10/01/13	Monthly	3,022,500	2,974,635	0
Park Meadows Phase II - Waite Park, MN	7.899%	10/01/05	Monthly	2,214,851	2,052,288	0
Park Meadows Phase III - Waite Park, MN	4.00%	30 yr bond	Monthly	3,235,000	3,055,000	0
Pebblecreek - Bismarck, ND	8.10%	07/30/20	Monthly	455,000	448,744	0
PETCO Warehouse - Fargo, ND	7.28%	09/01/08	Monthly	1,100,000	901,454	0
Pillsbury Business Center - Bloomington, MN	7.40%	04/01/11	Monthly	1,260,000	1,260,000	0
Pinecone - Ft. Collins, CO	7.125%	12/01/33	Monthly	10,685,215	10,315,861	0
Pioneer Building - Fargo, ND	8.00%	12/01/06	Monthly	425,000	221,367	0
Plymouth IV & V - Plymouth, MN	8.17%	01/01/11	Monthly	9,280,912	9,271,270	0
Pointe West Apts. - Minot, ND	6.91%	07/01/08	Monthly	2,400,000	2,291,125	0
Prairie Winds Apts. - Sioux Falls, SD	7.04%	07/01/09	Monthly	1,325,000	1,300,993	0
Prairiewood Meadows - Fargo, ND	7.70%	11/01/20	Monthly	2,088,973	2,059,583	0
Ridge Oaks Apts. - Sioux City, IA	7.05%	01/01/31	Monthly	2,900,000	2,895,279	0
Rimrock Apts. - Billing, MT	7.33%	08/01/09	Monthly	2,660,000	2,599,093	0
Rocky Meadows - Billings, MT	7.33%	08/01/09	Monthly	3,780,000	3,693,447	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

MORTGAGE LOANS PAYABLE (continued)

	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

RoseWood/Oakwood - Sioux Falls, SD	8.85%	09/01/96	Monthly	1,323,000	1,172,698	0
Southdale Medical Center - Edina, MN	7.80%	01/01/11	Monthly	24,000,000	23,949,215	0
Sherwood Apts. - Topeka, KS	7.55%	08/01/09	Monthly	11,025,000	10,880,136	0
SouthEast Tech Center - Eagan, MN	8.09%	02/01/10	Monthly	4,266,500	4,201,819	0
South Pointe - Minot, ND	7.12%	02/01/07	Monthly	6,500,000	6,272,436	0
Southwind Apts. - Grand Forks, ND	7.12%	02/01/07	Monthly	4,100,000	3,956,460	0
Sunset Trail Phase I - Rochester, MN	7.80%	03/01/11	Monthly	4,350,000	4,346,961	0
Sterner Lighting - Winsted, MN	7.50%	04/01/06	Monthly	700,000	700,000	0
Stone Container - Fargo, ND	8.25%	02/01/11	Monthly	3,300,000	2,567,688	0
Stone Container - Waconia, MN	8.79%	10/15/06	Monthly	1,329,381	1,303,763	0
Sweetwater 24-Plex - Grafton, ND	9.75%	02/01/03	Monthly	270,000	36,840	0
Sweetwater 18-Plex - Grafton, ND	9.75%	020/1/03	Monthly	198,000	50,240	0
Thomasbrook - Lincoln, NE	7.22%	10/01/09	Monthly	6,200,000	6,070,287	0
Valley Park Manor - Grand Forks, ND	8.375%	10/01/01	Monthly	3,000,000	2,990,184	0
Van Mall Woods - Vancouver, WA	6.86%	12/01/03	Monthly	4,070,426	3,858,149	0
VIROMED - Eden Prairie, MN	6.98%	040/1/14	Monthly	3,120,000	2,866,820	0
Wedgewood Retirement -Sweetwater, GA	9.17%	05/01/17	Monthly	1,566,720	1,420,809	0
West Stonehill - St. Cloud, MN	7.93%	06/01/17	Monthly	8,232,569	7,544,371	0
Westwood Park - Bismarck, ND	7.88%	12/01/09	Monthly	1,200,000	1,180,304	0
Woodridge Apts. - Rochester, MN	7.85%	010/1/17	Monthly	4,410,000	3,941,271	0
TOTALS				$ 387,389,035	$ 368,956,930	$ 0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2001

SIGNIFICANT PROPERTY ACQUISITIONS

Acquisitions for cash, assumptions of mortgages, and issuance of units in the operating partnership

COMMERCIAL
Healtheast Medical Center - Woodbury & St. Johns, MN	$ 21,588,498
Conseco Financial Bldg. - Rapid City, SD	6,850,000
12 South Main - Minot, ND	385,000
17 South Main - Minot, ND	90,000
Stone Container - Waconia, MN	1,666,500
Dewey Hill Business Center - Edina, MN	4,472,895
Edgewood Vista - Fremont, NE	535,550
Edgewood Vista - Hastings, NE	550,800
Edgewood Vista Omaha, NE	610,800
Edgewood Vista Alzheimer Addition - East Grand Forks, MN	516,700
Edgewood Vista Addition - Duluth, MN	2,200,000
Edgewood Vista - Kalispell, MT	560,000
Southdale Medical Center (60.31% partnership interest) - Edina, MN	32,421,070
Hospitality Associates - Minnetonka, MN	400,000
Sterner Lighting - Winsted, MN	1,000,000
2030 Cliff Road - Eagan, MN	950,000
Burnsville Bluffs - Burnsville, MN	2,400,000
Cold Springs Center - St. Cloud, MN	8,250,000
Nicollett VII - Burnsville, MN	7,200,000
Pillsbury Business Center - Bloomington, MN	1,800,000
Plymouth IV & V - Plymouth, MN	13,750,000

$ 108,197,813
RESIDENTIAL
Olympic Village - Billings, MT	11,616,500
Prairiewood Meadows - Fargo, ND	2,811,000
Sunset Trail, Phase I - Rochester, MN	6,493,150
Cottonwood Phase III - Bismarck, ND***	1,854,800
Ridge Oaks - Sioux City, IA	4,195,036
Meadows Phase III - Jamestown, ND***	1,865,182
Sunset Trail, Phase II - Rochester, MN**	4,006,932
$ 32,842,600

TOTAL	$ 141,040,413

 **Property not placed in service at April 30, 2001. Additional costs are still to be incurred.
***Represents costs to complete a project started in year ending April 30, 2000.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

QUARTER ENDED
	07-31-00	10-31-00	01-31-01	04-30-01
Revenues	$ 17,431,644	$ 18,404,260	$ 19,004,737	$ 20,926,509
Income before gain on properties and minority interest	2,565,131	2,707,811	2,719,679	2,195,191
Net gain on sale of properties	0	0	25,124	576,481
Minority interest of unitholders in operating partnership	-425,667	-538,618	-426,316	-704,576
Net Income	2,139,464	2,169,193	2,327,262	2,058,321
Per share
Income before gain/loss on properties and minority interest	.11	.12	.12	.09
Net Income	.09	.10	.10	.09
QUARTER ENDED
	07-31-99	10-31-99	01-31-00	04-30-00
Revenues	$ 11,201,913	$ 12,900,697	$ 14,054,660	$ 17,287,923
Income before gain(loss) on properties and minority interest	1,801,322	2,478,912	2,390,868	3,196,772
Net gain(loss) on sale of properties	257,895	1,519,918	0	-23,317
Loss on Impairment of Properties	0	0	0	-1,319,316
Minority interest of unitholders in operating partnership	-235,935	-579,625	-369,028	-310,621
Net Income	1,823,282	3,419,205	2,021,840	1,543,518
Per share
Income before gain/loss on properties and minority interest	.10	.12	.11	.14
Net Income	.09	.16	.11	.06

QUARTER ENDED
	7-31-98	10-31-98	01-31-99	04-30-99
Revenues	$ 9,102,179	$ 9,836,370	$10,236,797	$10,151,916
Income before gain on properties and minority interest	1,327,851	1,760,067	1,732,928	1,580,830
Net gain on sale of properties	366,017	1,341,899	80,122	158,146
Minority interest of unitholders in operating partnership	-133,863	-287,579	-158,820	-164,463
Net Income	1,560,005	2,814,387	1,654,228	1,575,515
Per share
Income before gain/loss on properties and minority interest	.07	.09	.09	.08
Net Income	.09	.17	.09	.09
The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.