Form 10-K405/A
period 2001-04-30
INVESTORS REAL ESTATE TRUST
filed 2001-08-03
CIK 798359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K405/A

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
April 30, 2001

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

INITIAL COST TO TRUST	COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
1ST AVENUE BUILDING - MINOT, ND	$ 0	$ 30,000	$ 500,462	$ 3,303	$ 0
12 SOUTH MAIN - MINOT, ND	0	29,000	360,205	0	0
17 SOUTH MAIN - MINOT, ND	0	15,000	75,000	0	0
401 SOUTH MAIN - MINOT, ND	0	70,600	542,707	0	0
408 1ST STREET SE - MINOT, ND	0	10,000	36,907	0	0
2030 CLIFF ROAD - EAGAN, MN	650,000	145,900	834,966	0	0
7901 FLYING CLOUD DR - EDEN PRAIRIE, MN	3,812,804	1,062,000	3,859,181	153,629	0
BURNSVILLE BLUFFS - BURNSVILLE, MN	1,641,798	300,300	2,156,349	0	0
COLD SPRING CENTER - ST. CLOUD, MN	5,250,000	588,000	7,807,539	0	0
CREEKSIDE OFF BLDG. - BILLINGS, MT	1,106,166	311,310	1,427,832	129,428	0
LESTER CHIROPRACTIC CLINIC - BISMARCK, ND	0	25,000	243,917	300	0
LEXINGTON COMMERCE CENTER - EAGAN, MN	3,379,724	453,400	5,035,922	401	0
NICOLLETT VII - BURNSVILLE, MN	4,779,722	429,400	6,931,270	0	0
NORTHGATE II - MAPLE GROVE, MN	1,552,846	357,800	1,982,264	8,915	0
PILLSBURY BUSINESS CENTER - EDINA, MN	1,260,000	284,400	1,558,570	0	0
PLYMOUTH IV & V - PLYMOUTH, MN	9,271,270	640,500	13,387,829	0	0
SOUTHDALE MEDICAL CENTER - EDINA, MN	23,949,215	3,500,000	28,921,070	0	0
SOUTHEAST TECH CENTER - EAGAN, MN	4,201,819	559,500	5,551,871	4,146	0
WALTERS 214 SO MAIN - MINOT, ND	0	27,055	84,941	0	0
	$ 60,855,364	$ 8,839,165	$ 81,298,798	$ 299,523	$ 0

COMMERCIAL
AMERICA'S BEST WAREHOUSE - BOISE, ID	$ 3,303,018	$ 765,000	$ 4,023,094	$ 200	$ 0
AMERITRADE - OMAHA, NE	5,854,994	326,500	7,980,035	0	0
ARROWHEAD SHOPPING CENTER - MINOT, ND	1,290,671	100,359	2,812,463	60,965	0
BARNES & NOBLE - FARGO, ND	1,800,608	540,000	2,752,012	32,119	0
BARNES & NOBLE - OMAHA, NE	1,950,659	600,000	3,099,197	0	0
CARMIKE THEATRE - GRAND FORKS, ND	1,845,233	183,515	2,295,154	0	67,068
COMPUSA - KENTWOOD, MI	1,365,519	225,000	1,888,574	7,900	0
CONSECO BLDG - RAPID CITY, SD	4,682,203	285,000	6,759,870	0	0
CORNER EXPRESS - MINOT, ND	798,550	195,000	1,386,260	0	0
DEWEY HILL BUSINESS CENTER - EDINA, MN	3,114,964	985,000	3,507,381	0	0
EAST GRAND STATION - EAST GRAND FORKS, ND	948,989	150,000	1,235,315	6,936	0
EDGEWOOD VISTA - BELGRADE, MT	0	14,300	434,596	4,598	0
EDGEWOOD VISTA - BILLINGS, MT	645,737	130,000	850,218	0	0
EDGEWOOD VISTA - COLUMBUS, NE	304,367	14,300	434,480	6,846	0
EDGEWOOD VISTA - DULUTH, MN	2,719,619	390,000	3,822,400	1,468,787	0
EDGEWOOD VISTA - EAST GRAND FORKS, MN	549,604	25,000	874,821	516,700	0
EDGEWOOD VISTA - FREMONT, ND	0	56,000	490,410	0	0
EDGEWOOD VISTA - GRAND ISLAND, NE	304,367	14,300	434,480	6,846	0
EDGEWOOD VISTA - HASTINGS, NE	0	13,971	551,805	0	0
EDGEWOOD VISTA - KALISPELL, MT	0	70,000	498,150	0	0

F-32

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2001	Investors Real Estate Trust
By: /S/ Thomas A. Wentz, Sr. Thomas A. Wentz, Sr. President & Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Jeffrey L. Miller_______________ Jeffrey L. Miller	Trustee & Chairman	August 3, 2001

/S/ C. Morris Anderson____________ C. Morris Anderson	Trustee & Vice Chairman	August 3, 2001

/S/ Daniel L. Feist________________ Daniel L. Feist	Trustee & Vice Chairman	August 3, 2001

/S/ Thomas A. Wentz, Jr.___________ Thomas A. Wentz, Jr.	Trustee & Vice President	August 3, 2001

/S/ Timothy P. Mihalick____________ Timothy P. Mihalick	Trustee & Senior Vice President	August 3, 2001

/S/ Diane K. Bryantt_______________ Diane K. Bryantt	Secretary	August 3, 2001

/S/ Patrick G. Jones_______________ Patrick G. Jones	Trustee	August 3, 2001

/S/ John F. Decker_______________ John F. Decker	Trustee	August 3, 2001

/S/ Stephen L. Stenehjem___________ Stephen L. Stenehjem	Trustee	August 3, 2001

/S/ Steven B. Hoyt Steven B. Hoyt	Trustee	August 3, 2001