Form 10-Q
period 2001-07-31
INVESTORS REAL ESTATE TRUST
filed 2001-09-14
CIK 798359

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2001
Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0311232 (I.R.S. Employer Identification No.)
Post Office Box 1988 12 South Main – Suite 100 Minot, ND (Address of principal executive offices)	58702-1988 (Zip code)

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

Yes ( X )           No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Applicant is a North Dakota Real Estate Investment Trust. As of July 31, 2001, it had 24,321,325 shares of beneficial interest outstanding.

PART I

Item 1.Financial Statement - First Quarter Fiscal 2002 The accompanying condensed consolidated financial statements of Investors Real Estate Trust, and its subsidiaries (collectively, the "Company"), included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-K405 for the year ended April 30, 2001, of Investors Real Estate Trust, as filed with the SEC.The Condensed Consolidated Balance Sheet at April 30, 2001, contained herein, was derived from audited financial statements, but does not include all disclosures included in the Form 10-K405 and applicable under accounting principles generally accepted in the United States.Certain information and footnote disclosures normally included in interim financial statements prepared in accordance with accounting principals generally accepted in the United States have been omitted. In the opinion of the company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (of a normal recurring nature) necessary for a fair presentation of the financial statements.The results of operations for the three months ended July 31, 2001, are not necessarily indicative of operating results for the entire year.

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET
(unaudited)

	07/31/01	04/30/01
ASSETS
Real Estate Investments	$ 596,714,969	$ 591,636,468
Less Accumulated Depreciation	$ -47,423,588	$ -44,093,145
	$ 549,291,381	$ 547,543,323

Mortgage Loans Receivable	$ 4,633,400	$ 1,037,095
Total Real Estate Investments	$ 553,924,781	$ 548,580,418

The remainder of this page has been left blank intentionally.

OTHER ASSETS	07/31/01	04/30/01
Cash	$ 13,309,576	$ 6,356,063
Marketable Securities - Held to Maturity	0	2,351,248
Marketable Securities - Available for Sale	696,609	660,865
Rent Receivable	1,941,673	1,925,429
Real Estate Deposits	1,569,277	522,500
Prepaid and Other Assets	1,773,188	799,973
Tax and Insurance Escrow	4,177,213	4,323,960
Deferred Charges and Leasing Costs	3,250,821	3,064,109
Furniture & Fixtures	170,376	187,313
Goodwill	$ 1,522,889	$ 1,550,246
TOTAL ASSETS	$ 582,336,403	$ 570,322,124

LIABILITIES
Accounts Payable and Accrued Expenses	$ 8,472,456	$ 8,252,758
Notes Payable	0	0
Mortgages Payable	372,402,308	368,956,930
Investment Certificates Issued	$ 18,505,565	$ 11,876,417
TOTAL LIABILITIES	$ 399,380,329	$ 389,086,105

Minority Interest in Partnerships Limited Partner - NSCM	3,344,532	3,287,665
Minority Interest in Operating Partnership Limited Partnership Units 7,638,970 on 07/31/01 7,527,151 on 04/30/01	$ 59,514,168	$ 59,003,194
SHAREHOLDERS' EQUITY Shares of Beneficial Interest 24,261,217 on 07/31/01 24,068,346 on 04/30/01	$ 133,885,966	$ 132,148,768
Accumulated Distributions in Excess of Net Income	-13,693,885	-13,073,157
Accumulated Other Comprehensive Income/Loss	$ -94,707	$ -130,451
Total Shareholders’ Equity	$ 120,097,374	$ 118,945,160
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 582,336,403	$ 570,322,124

STATEMENT OF OPERATIONS
For the Three-Month Period Ended July 31, 2001 and 2000

	3 Months Ended 07/31/01	3 Months Ended 07/31/00
REVENUE
Real Estate Rentals*	$ 21,568,381	$ 17,291,976
Interest, Discounts and Fees	$ 211,713	$ 139,668
Total Revenue	$ 21,780,094	$ 17,431,644

OPERATING EXPENSE
Interest	$ 7,198,378	$ 5,677,556
Depreciation	3,656,762	2,656,209
Utilities and Maintenance	2,971,809	2,613,195
Taxes	2,115,630	1,701,654
Insurance	314,685	167,280
Property Management Expenses	1,630,079	1,410,502
Administrative Expense & Trustee Services	386,307	463,960
Operating Expenses	126,622	80,477
Amortization	$ 128,956	$ 95,680
Total Expenses	$ 18,529,228	$ 14,866,513

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	3,250,866	2,565,131
GAIN ON SALE OF INVESTMENT	307,934	0
MINORITY INTEREST OTHER PARTNERSHIP
	-56,755	0
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	$ -726,318	$ -425,667
NET INCOME	$ 2,775,727	$ 2,139,464

*

Includes $333,295 and $354,194 for 3 months ended 07/31/01 and 07/31/00 respectively of “straight-line rents.”Straight-line rents are the amounts to be collected in future years from tenants occupying commercial properties under leases which provide for periodic increases in rents.It is determined by dividing the total rent payable for the lease term by the total rental periods and allocating the resulting average rent to the period covered by the report.

SELECTED FINANCIAL DATA

	3 Months Ended 07/31/01	3 Months Ended 07/31/00
PER SHARE
Income before Gain(Loss) on Properties Sold (after minority interest and reserves)	$ 0.10	$ 0.09
Gain on Sale of Investments	0.01	0.00
Net Income Per Share	0.11	0.09
Dividends Paid Per Share	0.1450	0.1325
Average Number of Shares Outstanding	23,873,777	22,631,392

	3 Months Ended 07/31/01	3 Months Ended 07/31/00
OPERATING PARTNERSHIP FUNDS FROM OPERATIONS
Income before Gain(Loss) on Properties Sold	$ 3,250,866	$ 2,565,131
Plus Real Estate Depreciation and Amortization	$ 3,648,193	$ 2,656,209
Funds from Operations	$ 6,899,059	$ 5,221,340
Average Number of Shares and Operating Partnership Units Outstanding	31,466,261	27,166,617

The remainder of this page has been left blank intentionally.

OPERATING SEGMENTS

The following information summarizes the Trust's segment reporting for Residential and Commercial properties along with reconciliations to the consolidated financial statements:

QUARTER ENDING July 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 7,439,531	$ 14,128,850	$ 21,568,381
Segment Expenses
Mortgage Interest	2,649,704	4,371,013	7,020,717
Utilities and Maintenance	411,066	2,560,743	2,971,809
Real Estate Taxes	533,699	1,581,931	2,115,630
Insurance	46,253	268,432	314,685
Property Management	$ 185,825	$ 1,444,254	$ 1,630,079
Total Segment Expense	$ 3,826,547	$ 10,226,373	$ 14,052,920
Segment Gross Profit	$ 3,612,984	$ 3,902,477	$ 7,515,461

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 211,713
Other Interest Expense	-177,661
Depreciation	- 3,656,762
Administrative Expense and Trustee Fees	-386,307
Operating Expenses	-126,622
Amortization	$ -128,956
Income Before Gain/Loss on Properties and Minority Interest	$ 3,250,866

QUARTER ENDING July 31, 2000

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 4,401,646	$ 12,890,330	$ 17,291,976
Segment Expenses
Mortgage Interest	1,746,017	3,763,147	5,509,164
Utilities and Maintenance	194,590	2,418,605	2,613,195
Taxes	259,536	1,442,118	1,701,654
Insurance	17,125	150,156	167,281
Property Management	$ 83,271	$ 1,327,231	$ 410,502
Total Segment Expense	$ 2,300,539	$ 9,101,257	$ 11,401,796
Segment Gross Profit	$ 2,101,107	$ 3,789,073	$ 5,890,180

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 139,668
Other Interest Expense	-168,392
Depreciation	-2,656,209
Advisory and Trust Fees	-463,960
Operating Expenses	-80,476
Amortization	$ -95,680
Income Before Gain/Loss on Properties and Minority Interest	$ 2,565,131

QUARTER ENDING July 31, 2001

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 232,097,480	$ 364,617,489	$ 596,714,969
Less Accumulated Depreciation	$ - 13,074,868	$ - 34,348,720	$ - 47,423,588
Total Property Owned	$ 219,022,612	$ 330,268,769	$ 549,291,381

YEAR ENDING APRIL 30, 2001

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 230,058,846	$ 361,577,6229	$ 591,636,468
Less Accumulated Depreciation	$ - 11,796,966	$ - 32,296,179	$ - 44,093,145
Total Property Owned	$ 218,216,880	$ 329,281,443	$ 547,543,323

The remainder of this page has been left blank intentionally.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three-Month Periods Ended July 31, 2001 and 2000

	07/31/01	07/31/00
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 2,775,727	$ 2,139,464
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	3,785,718	2,751,889
Minority interest portion of operating partnership income	783,073	425,667
Gain on Sale of Properties	-307,934	0
Interest reinvested in investment certificates	110,495	58,574
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	-1,046,777	483,100
(Increase) decrease in other assets	-1,010,776	-361,818
(Increase) decrease in rent receivable	-16,244	-129,636
(Increase) decrease in tax and insurance escrow	146,747	-558,271
(Increase) decrease in deferred charges	-186,712	-195,459
Increase (decrease) in accounts payable & accrued expenses	$ -386,189	$ 597,467
Net cash provided from operating activities	$ 4,647,128	$ 5,210,977

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities held to maturity	$ 2,351,248	$ 76,683
Principal payments on mortgage loans receivable	164,924	606,898
Payments for acquisition and improvements of properties	-4,462,109	-12,012,135
Investment in Mortgage loan receivable	$ -3,200,000	$ 0
Net Cash used for investing activities	$ -5,145,937	$ -11,328,554

	0731/01	07/31/00
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	$ 0	$ 2,258,364
Proceeds from investment certificates issued	6,688,447	646,850
Proceeds from mortgages payable	9,734,544	20,684,504
Proceeds from short-term lines of credit	1,000,000	2,800,000
Repurchase of shares/minority interest	-17,821	-1,289,035
Dividends/Distributions Paid	-2,935,317	-1,231,597
Prepaid Advances to DRIP	0	-700,000
Redemption of investment certificates	-170,085	-706,269
Principal payments on mortgage loans	-5,847,446	-1,611,305
Payments on short-term lines of credit	$ -1,000,000	$ -9,252,420
Net cash provided from financing activities	$ 7,452,322	$ 11,599,092

NET INCREASE (DECREASE) IN CASH	$ 6,953,513	$ 5,481,515
CASH AT BEGINNING OF YEAR	$ 6,356,063	$ 3,449,264
CASH AT END OF 1st PERIOD	$ 13,309,576	$ 8,930,779

The remainder of this page has been left blank intentionally.

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES 2001 and 2000	07/31/01	07/31/00

Dividends reinvested	$ 1,744,586	$ 1,746,384
Real estate investment and mortgage loans receivableacquired through assumption of mortgage loans payable and accrual of costs	0	19,603,741
Mortgage loan receivable transferred to property owned	0	0
Proceeds from Sale of Properties deposited directly with escrow agent	712,477	0
Properties acquired through the issuance of minority interest units in the operating partnership	1,100,000	5,981,938
Interest reinvested directly in investment certificates	110,495	54,574
Goodwill acquired	0	1,641,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 6,557,770	$ 5,004,812
Interest paid on margin account and other	1,438	119,477
Interest paid on investment certificates	$ 79,519	$ 97,723
	$ 6,638,727	$ 5,222,012

The remainder of this page has been left blank intentionally.

Proforma Condensed Financial Information (unaudited)

IRET acquired the following real estate investment during the three-month period ended July 31, 2001:

Property Description	Date of Acquisition	Total Purchase Price (Including all closing costs)

Cottage Grove Center - 15,217 Square Feet - Strip Mall, Cottage Grove, Minnesota	07/06/01	$1,101,550

The following unaudited pro forma information was prepared as if the above transactions had occurred on May 1, 2001, the beginning of IRET’s current fiscal year.The proforma financial information is based upon the rent rolls and expected expenses for this property on the date of its actual acquisition.This proforma information is not necessarily indicative of the consolidated results which would have occurred if all of the transactions had been consummated on May 1, 2001, nor do they purport to represent the results of operations for future periods.

Pro Forma Consolidated Statement of Operations
First Quarter Acquisitions
(unaudited)

The pro forma consolidated statement of operations (unaudited) for the three-month period ended July 31, 2001, is presented as if the real estate acquisition had been completed at the beginning of the period May 1, 2001, rather than on the actual acquisition or closing date.

	Three months ended 07/31/01	First Quarter Acquisitions Pro Forma Adjustments	Total Consolidated Pro Forma
REVENUE
Real Estate Rentals	$ 21,568,381	$ 40,804	$ 21,609,185
Interest, Discounts and Fees	$ 211,713	$ 0	$ 211,713
Total Revenue	$ 21,780,094	$ 40,804	$ 21,820,898

EXPENSES
Interest	$ 7,198,378	$ 15,400	$ 7,213,778
Depreciation	3,656,762	4,868	3,661,630
Utilities and Maintenance	2,971,809	1,755	2,973,564
Taxes	2,115,630	11,427	2,127,057
Insurance	314,685	533	315,218
Property Management Expenses	1,630,079	1,064	1,631,143
Loss on Impairment of Properties	0	0	0
Administrative Expenses	386,307	0	386,307

Pro Forma - continued

	Three months ended 07/31/01	First Quarter Acquisitions Pro Forma Adjustments	Total Consolidated Pro Forma

Operating Expenses	126,622	0	126,622
Amortization	$ 128,956	$ 0	$ 128,956
Total Expenses	$ 18,529,228	$ 35,047	$ 18,564,275

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$ 3,250,866	$ 5,757	$ 3,256,623

GAIN ON SALE OF PROPERTIES	307,934	0	307,934

MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	$ -783,073	$ -1,267	$ - 784,340

NET INCOME	$ 2,775,727	$ 4,490	$ 2,780,217

Net income per share(basic and diluted)	$ .11	$ .00	$ .11

The remainder of this page has been intentionally left blank.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report as well as the audited financial statements prepared by Brady Martz & Associates, P.C. of Minot, North Dakota, certified public accountants for the period ending April 30, 2001, which financial statements were attached to the Form 10-K405 on file for the Company.

Certain matters included in this discussion are forward looking statements within the meaning of federal securities laws.Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that the expectations expressed will actually be achieved.Many factors may cause actual results to differ materially from the Company's current expectations, including general economic conditions, local real estate conditions, the general level of interest rates, and the availability of financing, timely completion and lease-up of properties under construction and various other economic risks inherent in the business of owning and operating investment real estate.

Results of Operations - Three-Month Periods Ended July 31, 2001 and July 31, 2000

Revenues. Total revenues of the Operating Partnership for the first quarter of Fiscal 2002 were $21,780,094, compared to $17,431,644 received in the first quarter of the prior fiscal year.This is an increase of $4,348,450 or 25%.This increase is attributable to the addition of new properties to IRET's investment portfolio.

Capital Gain Income. The Operating Partnership realized capital gain income of $307,934 during the first quarter of Fiscal 2002.This resulted from the sale of the 36-unit Sunchase Apartment property in Fargo, North Dakota and the sale of the GNMA investment portfolio, resulting in realized gains of $296,408 and $11,526 respectively.No capital gain income was realized in the first quarter of the prior fiscal year.

Expenses and Net Income. The following shows the changes in revenues, operating expenses, interest, and depreciation for the three-month period ending July 31, 2001 as compared to the three-month period ended July 31, 2000:

Three Months Ended	7/31/01	7/31/00	Percent Change

Real Estate Rental Income	$ 21,568,381	$ 17,291,976	24.7%

Real Estate Operating Expenses
Utilities and Maintenance	$ -2,971,809	$ -2,613,195	13.7%
Real Estate Taxes	-2,115,630	-1,701,654	24.3%
Insurance	-314,685	-167,281	88.1%
Property Management Expenses	-1,630,079	-1,410,502	15.6%
Interest on Mortgage Indebtedness	$ -7,020,717	$ -5,509,164	27.4%
Total Property Expenses	$ 14,052,920	$ 11,401,796	19.3%

Three Months Ended	7/31/01	7/31/00	Percent Change

Net Real Estate Operating Income	$ 7,515,461	$ 5,890,180	27.6%
Interest Discount and Fee Income	211,713	139,668	51.6%
Other Interest Expense	-177,661	-168,392	-5.5%
Depreciation	-3,656,762	-2,656,209	37.7%
Administrative Trustee & Operating	-512,929	-544,434	-5.6%
Amortization Expense	-128,956	-95,680	3.5%
Gain on Sale of Investments	307,934	0	100.0%
Minority Interest in Other Partnerships	-56,755	0	-100.0%
Minority Interest Portion of Operating Partnership Income	$ -726,318	$ -425,667	70.6%
Net Income for Generally Accepted Accounting Purposes	$ 2,775,727	$ 2,139,466	29.7%

The above described changes result primarily from the addition of new real estate assets to IRET’s portfolio.The increase in insurance costs also resulted from an increase in the general level of premiums for property casualty insurance.The decline in administrative expenses also resulted from the acquisition of the advisory company by IRET on July 1, 2001, because the direct expenses for employee salaries and other operating costs proved to be less than the previous percentage fee payable under the advisory contract.

Comparison of Residential and Commercial Properties.The following is a comparison of the net operating income from the two types of real estate investments owned by IRET - residential and commercial - for the three-month periods ending July 31, 2001 and 2000:

Net Real Estate Operating Income

Three Months Ended

	7/31/01	7/31/00	Percent Change

Segment
Residential	$ 3,902,477	$ 3,789,073	2.9%
Commercial	$ 3,612,984	$ 2,101,107	71.9%

Total

	$ 7,515,461	$ 5,890,180	27.5%

The growth in the two operating segments resulted from the acquisition of properties during Fiscal 2002.The increase in net operating income for commercial properties resulted from the investment of $110,199,692 to acquire new commercial properties during the prior fiscal year.

Occupancy Rates.The following is a comparison of occupancy rates for stabilized properties (actual rent as a percentage of scheduled rent) for the three-month periods ended July 31, 2001 and 2000:

Three Months Ended

	7/31/01	7/31/00	Percent Change
Segment
Residential	94.70%	93.59%	1.1%
Commercial	98.77%	98.48%	.2%

Property Acquisitions and Dispositions. During the three-month period ended July 31, 2001, the Operating Partnership acquired one commercial investment:

Property

Acquisition Cost

15,217 sq ft Cottage Grove Retail Strip Center, Cottage Grove, MN	$ 1,101,550

The 36-Unit Sunchase apartment complex in Fargo, North Dakota was sold during the first quarter of Fiscal 2001 at a gain of $296,409.

On July 31, 2001, the Operating Partnership owned 56 apartment communities with a total of 7,832 apartment units and 60 commercial properties totaling 2,729,052 square feet.

FUNDS FROM OPERATIONS

IRET considers Funds From Operations (“FFO”) a useful measure of performance for an equity REIT.FFO is defined as net income available to shareholders determined in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures.IRET uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO as amended by NAREIT to be effective January 1, 2000.FFO for any period means the net income of the company for such period, excluding gains or losses from debt restructuring and sales of property, and plus depreciation and amortization of real estate assets in IRET’s investment portfolio, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition.

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as a measure of IRET’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of IRET’s needs or its ability to service indebtedness or make distributions.

Funds From Operations for the Operating Partnership for the three-month period ended 7/31/01 increased to $6,899,059, compared to $5,221,340 for the first quarter of Fiscal 2000, an increase of 32.1%.

Calculations of Funds From Operations for the Operating Partnership are as follows:

Three Months Ended	7/31/01	7/31/00	Percent Change

Net Income available to IRET shareholders and unitholders from operations and capital gains	$ 3,558,800	$ 2,565,131	38.7%
Less gain from property sales	$ 307,934	0	--%

     Operating Income

	$ 3,250,866	$ 2,565,131	26.7%
Plus real estate depreciation and amortization (1)	$ 3,648,193	$ 2,656,209	37.7%
Funds From Operations	$ 6,899,059	$ 5,221,340	32.1%

Weighted average shares and units outstanding -basic and diluted (2)	31,466,261	27,166,617	15.8%
Distributions paid to Shareholders/Unitholders (3)	$ 4,577,961	$ 3,602,278	27.1%

(1)

Depreciation on office equipment and other assets used by the Company are excluded.Amortization of financing and other expenses are excluded, except for amortization of leasing commissions which are included.

(2)	Limited Partnership Units of the Operating Partnership are exchangeable for Shares of Beneficial Interest of IRET only on a one-for-one basis.
(3)	Distributions made equally on shares and units.

Dividends.The following dividends were paid during the first quarters of Fiscal Years 2001 and 2000:

Date	2001	2000	Percent Change

July 1	$.145	$.1325	9.4%

The Board of Trustees of IRET have declared a dividend of $.1475 per share payable October 1, 2001 to shareholders of record at the close of business on September 14, 2001.

Liquidity and Capital Resources.The important changes in IRET’s balance sheet during the first quarter of Fiscal 2002 were:

*

Increase in Real Estate Owned. Real estate owned increased to $596,714,969 from the April 30, 2001 figure of $591,636,468.This increase resulted from the acquisition of the Cottage Grove Retail Strip Center for $1,101,550 and the ongoing costs of construction of the 73-unit Sunset Trail II apartment building in Rochester, MN and the final construction costs for the 27-unit Meadows III apartment building in Jamestown, ND.

*

Increase in Mortgage Loans Receivable.  Mortgage loans receivable increased to $4,633,400 from $1,037,095 at the beginning of the quarter.This increase resulted primarily from the $3,200,000 short-term loan to Mankato Plaza Associates.

*

Increase in Cash and Marketable Securities. Cash on hand on July 31, 2001 was $13,309,576 compared to $6,356,063 at the beginning of the three-month period.This increase resulted from the proceeds of refinancing existing mortgages as well as the sale of investment certificates.Marketable securities declined to $696,609 at the end of the quarter from the $3,012,113 carrying value of marketable securities on April 30, 2001.This decline resulted from the sale of the GNMA securities during the first quarter.

*

Increase in Mortgages Payable. Mortgages payable on 7/31/01 totaled $372,402,308 compared to $368,956,930 at 4/30/01.This increase resulted from refinancing of maturing mortgages and the placement of new mortgages.The average weighted interest rate payable on the outstanding indebtedness at 7/31/01 was 7.58%.

*

Increase in Investment Certificates. Investment Certificates outstanding on 7/31/01 totaled $18,505,565, compared to $11,876,417.This increase resulted from the sale of new investment certificates to North Dakota residents as well as the reinvestment of accruing interest on outstanding investment certificates.

*

Increase in Operating Partnership Units. Outstanding Limited Partnership Units in the Operating Partnership increased to 7,638,970 Partnership Units on 7/31/01 as compared to the 7,527,151 Units outstanding on April 30, 2001.This increase resulted from the issuance of additional Partnership Units to acquire the Cottage Grove Retail Center.

*

Increase in Shares of Beneficial Interest. Shares of Beneficial Interest outstanding on 7/31/01 totaled 24,261,217 as compared to the 24,068,346 shares outstanding on April 30, 2001.This increase resulted from the issuance of additional shares pursuant to IRET’s dividend reinvestment plan.

The remainder of this page has been intentionally left blank.

As of the date of this report, IRET has entered into contracts to acquire the following real estate investments:

Property	Total Cost	Loan or UPREIT Contribution	Cash Required

107-Unit Canyon Lake Estates Apartment Complex, Rapid City, SD	$ 4,200,000	$ 4,200,000	$ 0
234-Unit Applewood on the Green Apartment Complex, Omaha, NE	10,080,000	7,056,000	3,024,000
Interlachen Corporate Center – 105 sq. ft. Office Building, Edina, MN	$ 16,500,000	$ 11,500,000	$ 5,000,000

Total

	$ 30,780,000	$ 22,756,000	$ 8,024,000

In addition to the above acquisitions, IRET is committed to provide construction financing for an assisted living and Alzheimer care facility in Virginia, MN for $7,000,000, which $301,960 was advanced as of July 31, 2001.

In addition to cash on hand of $13,309,576 on July 31, 2001, IRET has unsecured line of credit agreements with First International Bank & Trust, Bremer Bank, and First Western Bank & Trust, all of Minot, ND totaling $17,500,000, none of which were in use on July 31, 2001, nor on April 30, 2001.

IRET believes that its existing cash and borrowing capacities are adequate to fund all of its acquisition and development obligations and all of its other short and long-term liquidity requirements.IRET believes that its net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends in accordance with Internal Revenue Code provisions pertaining to real estate investment trusts in both the short and long term. Budgeted expenditures for ongoing maintenance, capital improvements and renovations to its real estate portfolio are expected to be funded from the cash flow generated from the operation of these properties.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

The market risks to which IRET is exposed are:

*

Changes in Market Values of Owned Securities.On April 30, 2001, IRET owned GNMA securities with a carrying value of $2,351,248 and common stocks of other real estate investment trusts with a carrying value of $660,895.All of these securities have now been disposed of by IRET.The GNMA securities were sold during the first quarter of IRET’s current Fiscal Year for $2,362,774 resulting in a gain of $11,526.All of the common stock of other real estate investment trusts was sold on August 27, 2001 for $722,434, with a resulting loss of $68,881.

*

Interest Rates Payable by IRET on its Indebtedness.As of July 31, 2001, as well as April 30, 2001, IRET owed zero dollars on its $17,500,000 of credit lines with local Minot, North Dakota banks, which lines are tied to the New York prime interest rates.

*

As of July 31, 2001, IRET had issued and outstanding $18,505,565 of its investment certificates of which $11,658,087 will come due during its Fiscal Year 2002, $3,354,130 during its Fiscal Year 2003, and the balance in later years.These investment certificates require IRET to pay interest to the holder of 6.5% for certificates of 6 months’ duration, 7% for one-year certificates, 7½% for three-year certificates, and 8% for five-year maturities.

The balance of IRET’s indebtedness is individual mortgage loans secured by individual commercial and residential properties which totaled $372,402,308 as of July 31, 2001.Of this amount, $23,008,489 is subject to variable interest rate agreements and $11,630,265 will come due during Fiscal 2002, $4,925,762 during Fiscal 2003, $3,694,240 during Fiscal 2004 and the remaining balance in later years.

IRET has not entered into any interest rate hedge or other such agreements with respect to any of its indebtedness or business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information - Sale of Shares of Beneficial Interest

IRET files this Report of Sales of Securities and Use of Proceeds therefrom in accordance with Rule 463 (17 CFR 230.463).

*	Effective date of the registration statement for which this form is filed:
June 13, 2000
*	SEC file number assigned to the registration statement:
333-35600
*	IRET CUSIP Number:
461730
*	The date the offering commenced:
June 13, 2000
*	The offering was terminated by the Issuer with all registered shares sold as of April 16, 2001.

*	The name(s) of the managing underwriter(s) are:

American Investment Services, Inc.
Berthel Fisher Financial Services, Inc.
Eagle One Investments, L.L.C.
Fintegra Financial Solutions
Garry Pierce Financial Services, L.L.P.
Huntingdon Securities Corporation
Inland National Securities, Inc.,
Iron Street Securities, Inc.
Invest Financial
Investment Centers of America, Inc.
ND Capital, Inc.
Netcap Preferred Equity, Ltd.
Okoboji Financial Services, Inc.
Primevest Financial Services, Inc.
Proequities, Inc.
Protective Group Securities
VSR Financial Services, Inc.

*	The title and code of each class of securities registered: Title of Security – (01) Shares of Beneficial Interest Code – EQ
*	The following table shows the amount and aggregate offering price of securities registered and sold for the account of the Issuer as of April 16, 2001:

Title of Security	Amount Registered	Aggregate Price of Offering Amount Registered	Amount Sold	Aggregate Offering Price of Amount Sold
Shares of Beneficial Interest	1,200,000	$10,320,000	1,199,998.933	$10,319,990

*

The following is the amount of expenses incurred for the issuer’s account in connection with the issuance and distribution of the securities registered for each category listed below as of July 31, 2001.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Underwriting discounts and commissions	$ 0	$ 684,564
(02) Finders' Fees	0	0
(03) Expenses paid to or for underwriters	0	0
(04) Other expenses	$ 0	$ 19,765
(05) Total Expenses	$ 0	$ 704,329

*	The net offering proceeds to the issuer after the total expenses listed above as of July 31, 2001. $9,615,661
*	The amount of net offering proceeds to the issuer used for each of the purposes listed below as of July 31, 2001.

This page has been intentionally left blank.

Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer

Direct or indirect payments to others

(01) Construction of plant, building and facilities	$ 0	$ 0
(02) Purchase and installation of machinery and equipment	$ 0	$ 0
(03) Purchase of real estate	$ 0	$ 9,615,661
(04) Acquisition of other business(es)	$ 0	$ 0
(05) Total Expenses	$ 0	$ 0
(06) Working Capital	$ 0	$ 0
Temporary investment (specify) - None.	$ 0	$ 0
Other purposes (specify) - None.	$ 0	$ 0

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
    President

Date: September 14, 2001