Form 10-Q
period 2001-10-31
INVESTORS REAL ESTATE TRUST
filed 2001-12-13
CIK 798359

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2001

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0311232 (I.R.S. Employer Identification No.)
Post Office Box 1988 12 South Main - Suite 100 Minot, ND (Address of principal executive offices)	58702-1988 (Zip code)

(701) 837-4738
(Registrant's telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )           No (   )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Applicant is a North Dakota Real Estate Investment Trust.  As of November 30, 2001, it had 24,571,349 shares of beneficial interest outstanding.

PART I

Item 1.  Financial Statements - Second Quarter  - Fiscal 2002 (unaudited)

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet
(unaudited)

ASSETS	10/31/01	04/30/01
Real Estate Investments
Real Estate Owned	$ 637,805,923	$ 591,636,468
Less Accumulated Depreciation	$ -51,047,799	$ -44,093,145
	$ 586,758,124	$ 547,543,323
Mortgage Loans Receivable	$ 5,942,897	$ 1,037,095
Total Real Estate Investments	$ 592,701,021	$ 548,580,418

OTHER ASSETS
Cash	$ 19,994,239	$ 6,356,063
Marketable Securities – Held to Maturity	0	2,351,248
Marketable Securities – Available for Sale	0	660,865
Rent Receivable	2,583,619	1,925,429
Real Estate Deposits	184,000	522,500
Prepaid and Other Assets	1,111,081	799,973
Tax and Insurance Escrow	4,568,060	4,323,960
Deferred Charges and Leasing Costs	3,398,461	3,064,109
Furniture & Fixtures, Net	204,211	187,313
Goodwill, Net	$ 1,495,532	$ 1,550,246
TOTAL ASSETS	$ 626,240,224	$ 570,322,124

LIABILITIES
Accounts Payable and Accrued Expenses	$ 8,486,962	$ 8,252,758
Mortgages Payable	401,345,146	368,956,930
Investment Certificates Issued	$ 25,875,441	$ 11,876,417
TOTAL LIABILITIES	$ 435,707,549	$ 389,086,105

Minority Interest in Partnerships Limited Partner - NSCM	3,430,974	3,287,665
Minority Interest in Operating Partnership Limited Partnership Units 8,433,295 on 10/31/01 7,527,151 on 04/30/01	$ 65,523,274	$ 59,003,194
SHAREHOLDERS' EQUITY Shares of Beneficial Interest 24,530,009 on 10/31/01 24,068,346 on 04/30/01	$ 136,002,301	$ 132,148,768
Accumulated Distributions in Excess of Net Income	-14,423,874	-13,073,157
Accumulated Other Comprehensive Income/Loss	$ 0	$ -130,451
Total Shareholders’ Equity	$ 121,578,427	$ 118,945,160
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 626,240,224	$ 570,322,124

Statement of Operations
For Three Months and Six Months Ended October 31, 2001 and 2000
(unaudited)

	3 Months Ended 10/31/01	3 Months Ended 10/31/00	6 Months Ended 10/31/01	6 Months Ended 10/31/00
REVENUE
Real Estate Rentals	$ 22,877,520	$ 18,216,163	$ 44,445,900	$ 35,508,138
Interest, Discounts and Fees	$ 297,521	$ 188,097	$ 509,235	$ 327,766
Total Revenue	$ 23,175,041	$ 18,404,260	$ 44,955,135	$ 35,835,904

OPERATING EXPENSE
Interest	$ 7,597,039	$ 6,087,438	$ 14,795,417	$ 11,778,403
Depreciation	3,718,328	3,042,137	7,375,090	5,698,346
Utilities and Maintenance	3,190,626	2,775,648	6,162,434	5,388,844
Taxes	2,234,148	1,712,556	4,349,779	3,400,798
Insurance	313,713	174,471	628,398	341,752
Property Management Expenses	1,730,144	1,369,059	3,360,223	2,779,561
Administrative Expense & Trustee Services	394,240	295,827	780,546	759,789
Operating Expenses	118,672	124,078	245,295	204,555
Amortization	$ 134,716	$ 115,235	$ 263,672	$ 210,914
Total Expenses	$ 19,431,626	$ 15,696,449	$ 37,960,854	$ 30,562,962
INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	3,743,415	2,707,811	6,994,281	5,272,942
GAIN ON SALE OF INVESTMENT	16,398	0	324,332	0
MINORITY INTEREST OTHER         PARTNERSHIP
	-86,554	0	-143,309	0
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	$ -727,344	$ -538,618	$ -1,453,661	$ -964,285
NET INCOME	$ 2,945,915	$ 2,169,193	$ 5,721,643	$ 4,308,657
PER SHARE
Net Income Per Share	$ 0.1200	$ 0.0900	$ 0.2400	$ 0.1900
Dividends Paid Per Share	$ 0.1475	$ 0.1350	$ 0.2925	$ 0.2675
Average Number of Shares Outstanding	24,362,151	22,972,664	24,252,467	22,790,637

Consolidated Statement of Cash Flows
For the Six Months Ended October 31, 2001 and 2000
(unaudited)

	10/31/01	10/31/00
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 5,721,643	$ 4,308,657
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and Amortization	7,638,762	5,909,260
Minority interest portion of operating partnership income	1,596,970	964,285
Gain on Sale of Properties	-324,332	0
Interest reinvested in investment certificates	164,654	134,650
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	346,000	-31,450
(Increase) decrease in other assets	-448,096	-224,407
(Increase) decrease in rent receivable	-658,190	-405,903
(Increase) decrease in tax and insurance escrow	-244,100	-859,525
(Increase) decrease in deferred charges	-543,309	-896,868
Increase (decrease) in accounts payable & accrued expenses	$ 244,321	$ 432,125
Net cash provided from operating activities	$ 13,494,323	$ 9,330,824

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities held to maturity	$ 3,085,209	$ 151,516
Proceeds from sale of property	269,501	0
Principal payments on mortgage loans receivable	7,505	610,464
Payments for acquisition and improvements of properties	-31,575,245	-20,888,179
Investment in Mortgage loan receivable	$ -4,913,307	$ -2,079,264
Net Cash used for investing activities	$ -33,126,337	$ -22,205,463

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	$ 0	$ 3,617,279
Proceeds from sale of minority interest units	345,603	0
Proceeds from investment certificates issued	14,257,866	1,180,030
Proceeds from mortgages payable	27,513,766	21,571,148
Proceeds from short-term lines of credit	1,000,000	10,286,888
Repurchase of shares/minority interest	-20,107	-2,716,868
Dividends/Distributions Paid	-5,866,380	-4,071,222
Prepaid Advances to DRIP	0	-760,000
Redemption of investment certificates	-423,497	-1,353,614
Principal payments on mortgage loans	-2,537,061	-3,189,077
Payments on short-term lines of credit	$ -1,000,000	$ -9,752,420
Net cash provided from financing activities	$ 33,270,190	$ 14,812,144

NET INCREASE (DECREASE) IN CASH	$ 13,638,176	$ 1,937,505
CASH AT BEGINNING OF YEAR	$ 6,356,063	$ 3,449,264
CASH AT END OF 2nd PERIOD	$ 19,994,239	$ 5,386,769

 Consolidated Statement of Cash Flows - continued

	10/31/01	10/31/00
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES 2001 and 2000

Dividends reinvested	$ 3,481,394	$ 3,346,687
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	7,721,134	22,901,205
Proceeds from Sale of Properties deposited directly with escrow agent	711,777	0
Properties acquired through the issuance of minority interest units in the operating partnership	7,523,461	10,629,518
Interest reinvested directly in investment certificates	164,654	134,650
Goodwill acquired	0	1,604,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 13,417,626	$ 10,254,870
Interest paid on margin account and other	1,438	181,565
Interest paid on investment certificates	207,805	207,039

Consolidated Statements of Shareholders’ Equity
For the Periods Ended October 31, 2001 and  April 30, 2001
(unaudited)

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER’S EQUITY

Balance April 30, 2000	22,452,069	$119,233,172	$ -9,094,076	$ -218,505	$ 109,920,591
Comprehensive Income
Net income	0	0	8,694,240	0	8,694,294
Unrealized loss on securities available for sale	0	0	0	-88,054	-88,054
Total comprehensive income					$ 8,782,294
Dividends distributed	0	0	-12,673,321		-12,673,321
Dividend reinvested	273,155	2,230,445	0	0	2,230,445
Sale of shares	1,383,908	11,001,509	0	0	11,001,509
Fractional Shares repurchased	-40,786	-316,358	0	0	-316,358
Balance April 30, 2001	24,068,346	$132,148,768	$ -13,073,157	$ -130,451	$ 118,945,160

Balance April 30, 2001	24,068,346	$132,148,768	$ -13,073,157	$ -130,451	$ 118,945,160
Comprehensive Income
Net income	0	0	5,721,643	0	5,721,643
Unrealized gain on securities available for sale	0	0	0	130,451	130,451
Totalcomprehensive income					$ 5,852,094
Dividends distributed	0	0	-7,072,360	0	-7,072,358
Dividend reinvestment plan	462,779	3,863,207	0	0	3,863,207
Sale of shares	0	0	0	0	0
Fractional Shares repurchased	-1,116	-9,674	0	0	-9,675
Balance October 31, 2001	24,530,009	$136,002,301	$ -14,423,874	$ 0	$ 121,578,427

Notes to Consolidated Financial Statements
Six Months Ended October 31, 2001 and 2000

Note 1  - Organization
     Investors Real Estate Trust ("IRET") elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended April 30, 1971.  REITs are subject to a number of organization and operational requirements, including a requirement to contribute 90% of ordinary taxable income and, generally, are not subject to Federal income tax on net income.  IRET is engaged in the acquisition and ownership of residential apartment communities and commercial properties located mainly in the state of North Dakota and Minnesota but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, and Washington.  As of October 31, 2001, IRET owned 59 apartment communities with 8,248 apartments and 62 commercial buildings totaling 2,928,338 square feet.  IRET conducts a majority of its business activities through its operating partnership, IRET Properties, a North Dakota Limited Partnership, as well as through a number of other subsidiary entities.

Note 2 – Basis of Presentation and Significant Account Policies

Basis of Presentation
     The consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest.  The financial statements have been prepared on the basis of accounting principles that are in effect as of the financial statement date.  IRET operates on a fiscal year commencing May 1 and ending April 30.

     The accompanying consolidated financial statements include the accounts of IRET and its 74.4% (76.2% at April 30,2001) partnership interest in the operating partnership.  Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and operating partnership units ("UPREIT Units") outstanding.  The remaining 25.6% (23.8% at April 30, 2001) is reflected as minority interest in these consolidated financial statements.

      IRET's investment in the NSCM Partnership is a controlling interest and IRET has financial and operating control and accounted for using the equity method.  All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

 Unaudited Interim Financial Statements
     The interim consolidated financial statements of IRET have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission.  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the consolidated financial statements for the interim periods have been included.

Note 2 – continued

The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.  The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the company's form 10-K405 for the year ended April 30, 2001.

Significant Accounting Policies
     IRET has not made any significant changes in accounting policy and practices since the most recent audited financial statements.

Recent Accounting Pronouncements
     In June, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations.  This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No., 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  The provisions of this Statement provide that all business combinations under the scope of this Statement are to be accounted for using one method – the purchase method.  The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.  The Trust has not entered into any business combinations since June 30, 2001, and therefore the provisions of this statement do not yet impact the Trust’s financial position, results of operations and cash flows.  The Trust will be adopting this Statement for any future business combinations.

      In June, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisitions.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.  Although the Statement allows for early adoption by entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued, the Trust has no plans to adopt the provisions of SFAS No. 142 prior to the effective date.  Therefore, this Statement is will be adopted by the Trust at the beginning of fiscal year May 1, 2002.  The provisions of SFAS No. 142 will be applied to all goodwill and other intangible assets reflected on its financial statements at that date.

      SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized as in the past, but will instead be tested at least annually for impairment.  SFAS No. 142 adopts a more aggressive view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated (referred to as reporting units).  This statement provides specific guidance for testing goodwill for impairment.  The Trust will follow this guidance and goodwill will be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit.

Note 2 – continued

The first step is a screen for potential impairment, and the second step measures the amount of impairment, if any.  If certain criteria are met, the requirement to test goodwill for annual impairment can be satisfied without remeasurement of the fair value of a reporting entity.

     Impairment losses for goodwill and indefinite–lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.  As of October 31, 2001, the impact of adopting the provisions of SFAS No. 142 on the Trust’s financial position, results of operations and cash flows would not be material since as of this date the Trust’s goodwill and indefinite intangibles are not determined to be impaired.  The impact of adopting this Statement on its effective date is not yet estimable since fact and circumstances that could impact the impairment estimation will need to be evaluated as of that date.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.  The provisions of this statement address the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The provisions of this Statement become effective for fiscal years beginning after June 15, 2002.  Although the Statement allows for early adoption prior to becoming effective, the Trust has no plans for to adopt the provision of SFAS No. 143 prior to the effective date.  Therefore, this Statement will be adopted by the Trust at the beginning of fiscal year May 1, 2003.  As of October 31, 2001 the impact of adopting the provisions of this Statement on the Trust’s financial position, results of operations and cash flow would not be material as the Trust did not currently retire any tangible long-lived assets.  The impact of adopting this Statement on its effective date is not yet estimable since fact and circumstances that could impact retirement costs and obligations will depend on future retirements of long-lived assets.

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB No. 121, Accounting for the Impairment of Long-LivedAssets and for Long-Lived Assets to be disposed of, and the accounting and reporting provision of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in the Opinion).  This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of this statement become effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  Although the statement provides for early adoption prior to becoming effective, the Trust has no plans to adopt this Statement prior to the effective date.  Therefore, this Statement is will be adopted by the Trust at the beginning of fiscal year May 1, 2002.

Note 2 – continued

      This statement does not materially change the measurement of impairment for long-lived assets to “be held or used”.  Instead, it provides guidance on measuring impairment of long-lived assets to “be held and used”.  As of October 31, 2001, the Trust did have long-lived assets that are being “held and used” (primarily real estate) as part of its normal business operations of a REIT.  The Trust has implemented its measuring of impairment for assets “held and used” in accordance with the implementation guidance in SFAS No. 144 which is consistent with SFAS No. 121 and therefore this Statement has no material impact on the Trust’s financial position, results of operations and cash flows.

      SFAS No. 144 also has some provisions, primarily guidance, on implementation of the provisions of SFAS No. 122, that apply to long-lived assets to be disposed of “other than by sale” and long-lived assets to be disposed of “by sale”.  As of October 31, 2001, the Trust did not have any long-lived assets within these categories and therefore the application as of that date does not have any material impact on the financial position, results of operations, and cash flows.  The impact of adopting the provisions of  this Statement for long-lived assets to be disposed of “other than by sale” or “by sale” on its effective date is not yet estimable since facts and circumstances have not yet occurred that would cause the Trust to classify properties in either of these categories.

 Note 3 - Earnings Per Share
     Earnings per share  ("EPS") is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period.  The company has no outstanding warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings.

      The exchange of outstanding operation partnership units for common shares will have no effect on EPS as unitholders and shareholders presently share equally in the net income of the operating partnership.  Thus, diluted EPS is not shown because there is no potential dilution.

      The weighted average shares and operating partnership units outstanding for the three months and six months ended October 31, 2001, and 2000 are as follows:

Three Months Ended	10/31/01	10/31/00

Weighted average shares outstanding	24,362,151	22,972,664
Weighted average operating partnership units outstanding	8,148,596	5,569,012
Total	32,510,747	28,541,676

Six Months Ended	10/31/01	10/31/00

Weighted average shares outstanding	24,252,467	22,790,637
Weighted average operating partnership units outstanding	7,870,182	5,160,743
Total	32,122,649	27,951,380

 Note 4 - Mortgage Loan Receivable
     Mortgage loans receivable consist of eight contracts, which are collateralized by real estate.  Contract terms call for monthly payments of principals and interest.  Interest rates range from 7% to 11%.  Mortgage loans receivable have been evaluated for possible losses considering repayment history, market value of underlying collateral, and economic conditions.

      Future principal payments due under the mortgage loan contracts as of October 31, 2001, are as follows:

Year Ended April 30,
2002	$ 5,671,332
2003	$ 98,252
2004	$ 43,313
2005	$ 0
2006	$ 0
Later years	$ 130,000
$ 5,942,897

      There were no significant non-performing mortgage loans receivable as of October 31, 2001.  Non-performing loans are recognized as impaired in conformity with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. The average balance of impaired loans for the period ended October 31, 2001, was not significant.  For impairment recognized in conformity with FASB statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.  Additional interest income that would have been earned on loans if they had not been non-performing was not significant in this period.  There was not interest income on non-performing loans recognized on a cash basis for the period ended October 31, 2001.

Note 5 – Investment Certificates Issued
     The trust has placed investment certificates with the public.  The interest rates vary from 6% to 9% per annum, depending on the term of the security.  Total securities maturing within fiscal years ended April 30, are shown below.  Interest is paid annually, semiannually, or quarterly on the anniversary date of the security.

Year Ended April 30,
2002	$ 14,294,281
2003	$ 4,606,210
2004	$ 1,922,323
2005	$ 1,296,574
2006	$ 3,421,758
Later years	$ 334,295
$ 25,875,441

Note 6 - Segment Reporting
     The following information summarizes IRET's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

Three Months Ended October 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 7,554,280	$ 15,323,240	$ 22,877,520
Segment Expenses
Mortgage Interest	3,341,519	3,776,404	7,117,923
Utilities and Maintenance	410,110	2,780,516	3,190,626
Real Estate Taxes	553,805	1,680,343	2,234,148
Insurance	40,205	273,508	313,713
Property Management	$ 219,244	$ 1,510,900	$ 1,730,144
Total Segment Expense	$ 4,564,883	$ 10,021,671	$ 14,586,554
Segment Gross Profit	$ 2,989,397	$ 5,301,569	$ 8,290,966

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 297,521
Other Interest Expense	-479,116
Depreciation	-3,718,328
Administrative Expense and Trustee Fees	-394,240
Operating Expenses	-118,672
Amortization	$ -134,716
Income Before Gain/Loss on Properties and Minority Interest	$ 3,743,415

 Three Months Ended October 31, 2000

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 4,031,487	$ 14,184,676	$ 18,216,163
Segment Expenses
Mortgage Interest	1,970,431	3,930,180	5,900,611
Utilities and Maintenance	225,545	2,550,103	2,775,648
Taxes	240,445	1,472,111	1,712,556
Insurance	23,780	150,691	174,471
Property Management	$ 96,614	$ 1,272,445	$ 1,369,059
Total Segment Expense	$ 2,556,815	$ 9,375,530	$ 11,932,345
Segment Gross Profit	$ 1,474,672	$ 4,809,146	$ 6,283,818

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$ 188,097
Other Interest Expense			-186,827
Depreciation			-3,042,137
Advisory and Trust Fees			-295,827
Operating Expenses			-124,078
Amortization			$ -115,235
Income Before Gain/Loss on Properties and Minority Interest			$ 2,707,811

Note 6 - continued

Six Months Ended October 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 14,993,811	$ 29,452,089	$ 44,445,900
Segment Expenses
Mortgage Interest	5,991,223	8,147,417	14,138,640
Utilities and Maintenance	821,176	5,341,258	6,162,434
Real Estate Taxes	1,087,504	3,262,275	4,349,779
Insurance	86,458	541,940	628,398
Property Management	$ 405,069	$ 2,955,154	$ 3,360,223
Total Segment Expense	$ 8,391,430	$ 20,248,044	$ 28,639,474
Segment Gross Profit	$ 6,602,381	$ 9,204,045	$ 15,806,426

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 509,235
Other Interest Expense	-656,777
Depreciation	-7,375,090
Administrative Expense and Trustee Fees	-780,546
Operating Expenses	-245,295
Amortization	$ -263,672
Income Before Gain/Loss on Properties and Minority Interest	$ 6,994,281

Six Months Ended October 31, 2000

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 8,433,133	$ 27,075,005	$ 35,508,138
Segment Expenses
Mortgage Interest	3,716,448	7,693,327	11,409,775
Utilities and Maintenance	420,135	4,968,709	5,388,844
Taxes	499,981	2,900,817	3,400,798
Insurance	40,905	300,847	341,752
Property Management	$ 179,885	$ 2,599,676	$ 2,779,561
Total Segment Expense	$ 4,857,354	$ 18,463,376	$ 23,320,730
Segment Gross Profit	$ 3,575,779	$ 8,611,629	$ 12,187,408

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$ 327,766
Other Interest Expense			-368,628
Depreciation			-5,698,346
Advisory and Trust Fees			-759,789
Operating Expenses			-204,555
Amortization			$ -210,914
Income Before Gain/Loss on Properties and Minority Interest			$ 5,272,942

Segment Assets and Accumulated Depreciation

Quarter Ended October 31, 2001

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 257,124,967	$ 380,680,956	$ 637,805,923
Less Accumulated Depreciation	$ - 14,423,580	$ - 36,624,219	$ - 51,047,799
Total Property Owned	$ 242,701,387	$ 344,056,737	$ 586,758,124

Year Ended April 30, 2001

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 230,058,846	$ 361,577,6229	$ 591,636,468
Less Accumulated Depreciation	$ - 11,796,966	$ - 32,296,179	$ - 44,093,145
Total Property Owned	$ 218,216,880	$ 329,281,443	$ 547,543,323

 Note 7 - Pro Forma Condensed Financial Information - Newly Acquired Properties   (unaudited)

    IRET acquired the following real estate during the six months ended October 31, 2001:

Property Description	Date of Acquisition	Total Purchase Price (Including all closing costs)

Cottage Grove Center - 15,217 sq. ft. - Strip Mall, Cottage Grove, MN	07/06/01	$ 1,101,550
Interlachen Corporation Center – 105,084 sq. ft. – Multi-tenant Office Building - Edina, MN	08/10/01	$ 16,691,307
Canyon Lake Plaza Apartments – 78,701 sq. ft. – 109-unit Apartment Community - Rapid City, SD	09/27/01	$ 4,270,607
Bloomington Business Plaza – 114,819 sq. ft. – Multi-tenant Office Building - Bloomington, MN	10/01/01	$ 7,405,669
Applewood on the Green – 87,200 sq. ft. – 234-unit Apartment Community - Omaha, NE	10/31/01	$ 10,364,745
Total		$ 39,833,878

     The following unaudited pro forma information was prepared as if the above transactions had occurred on May 1, 2001, the beginning of IRET’s current fiscal year.  The pro forma financial information is based upon the rent rolls and expected expenses for each property on the date of its actual acquisition.  This pro forma information is not necessarily indicative of the consolidated results which would have occurred if all of the transactions had been consummated on May 1, 2001, nor do they purport to represent the results of operations for future periods.

Pro Forma Consolidated Statement of Operations
First Quarter Acquisitions
(unaudited)

     The pro forma consolidated statement of operations (unaudited) for the six months ended October 31, 2001, is presented as if the real estate acquisition had been completed at the beginning of the period May 1, 2001, rather than on the actual acquisition or closing date.

	Six Months Ended 10/31/01	Six Months Ended Acquisitions Pro Forma Adjustments	Total Consolidated Pro Forma
REVENUE
Real Estate Rentals	$ 44,445,900	$ 2,135,490	$ 46,581,390
Interest, Discounts and Fees	$ 509,235	$ 0	$ 509,235
Total Revenue	$ 44,955,135	$ 2,135,490	$ 47,090,625
EXPENSES
Interest	$ 14,795,417	$ 681,666	$ 15,477,083
Depreciation	7,375,090	316,002	7,691,092
Utilities and Maintenance	6,162,434	406,517	6,568,951
Taxes	4,349,779	248,027	4,597,806
Insurance	628,398	22,984	651,382
Property Management Expenses	3,360,223	133,599	3,493,822
Administrative Expenses and Trustee Services	780,546	0	780,546
Operating Expenses	245,295	0	245,295
Amortization	$ 263,672	$ 0	$ 263,672
Total Expenses	$ 37,960,854	$ 1,808,795	$ 39,769,649

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$ 6,994,281	$ 326,695	$ 7,320,976
GAIN ON SALE OF PROPERTIES	324,332	0	324,332
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	$ -1,596,970	$ -84,941	$ - 1,681,911

NET INCOME	$ 5,721,643	$ 241,755	$ 5,963,398

Net income per share (basic and diluted)	$ .24	$ .01	$ .25

Note 8 - Subsequent Events

1.)	On November 14, 2001, the Board of Trustees of IRET declared a dividend of $0.15 per share, payable January 17, 2002, to shareholders of record at the close of business on January 2, 2002.

2.)	IRET's Form S-11/A Registration Statement for 2,500,000 of its shares of beneficial interest became effective on December 3, 2001, under which statement said shares will be offered for sale to the public for $8.75 per share by broker/dealers on a best-efforts basis.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report as well as the audited financial statements prepared by Brady Martz & Associates, P.C. of Minot, North Dakota, certified public accountants for the period ended April 30, 2001, which financial statements were attached to the Form 10-K405 on file for Investors Real Estate Trust.

   Certain matters included in this discussion are forward looking statements within the meaning of federal securities laws. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, it can give no assurance that the expectations expressed will actually be achieved.  Many factors may cause actual results to differ materially from the Company’s current expectations, including general economic conditions, local real estate conditions, the general level of interest rates, and the availability of financing, timely completion and lease-up of properties under construction and various other economic risks inherent in the business of owning and operating investment real estate.

Results of Operation
Three Months and Six Months Ended October 31, 2001 and October 31, 2000

Revenues
   Total IRET revenues for the second quarter of Fiscal 2002 ended October 31, 2001, were $23,175,041 compared to $18,404,260 received in the second quarter of the prior fiscal year ended October 31, 2000.  This is an increase of $4,770,781 or 25.9%.

   Total revenues for the first six months of Fiscal 2002 ended October 31, 2001, were $44,955,135 compared to $35,835,904, an increase of 25.4% for the first six months of the prior fiscal year ended October 31, 2000.  These increases are primarily attributable to the addition of new properties to IRET’s investment portfolio.

Capital Gain Income
    IRET realized capital gain income of $16,398 during the second quarter of Fiscal 2002 ended October 31, 2001.  This resulted from the sale of the Lester Chiropractic building in Bismarck, North Dakota, at a gain of $85,279, and the sale of marketable securities available for sale at a loss of $68,881.

     Total capital gain income for the first six months of Fiscal 2002 ended October 31, 2001, was $324,332.  In addition to the two items listed in the previous paragraph, capital gain income for the first six months for Fiscal 2002 included a gain of $296,409 from the sale of the Sunchase Apartments, a 36-unit apartment complex in Fargo, North Dakota, and a gain of $11,525 from the sale of marketable securities held to maturity.  Both events occurred in the first quarter of Fiscal 2002.  No capital gain income was realized in the first six months of the prior fiscal year ended October 31, 2000.

Expenses and Net Income
     The following table shows the changes in revenues, operating expenses, interest, and depreciation for the three months and six months ended October 31, 2001, as compared to the three months and six months ended October 31, 2000:

Three Months Ended	10/31/01	10/31/00	Percent Change

Real Estate Rental Income	$ 22,877,520	$ 18,216,163	25.6%

Real Estate Operating Expenses
Utilities and Maintenance	$ 3,190,626	$ 2,775,648	15.0%
Real Estate Taxes	2,234,148	1,712,556	30.5%
Insurance	313,713	174,471	79.8%
Property Management	1,730,144	1,369,059	26.4%
Interest on Mortgage Indebtedness	$ 7,117,923	$ 5,900,611	20.7%
Total Property Expenses	$ 14,586,554	$ 11,932,345	22.3%

Net Real Estate Operating Income	$ 8,290,966	$ 6,283,818	32.0%
Interest Discount and Fee Income	297,521	188,097	58.2%
Other Interest Expense	-479,116	-186,827	156.5%
Depreciation	-3,718,328	-3,042,137	22.3%
Administrative Trustee & Operating	-512,912	-419,905	22.2%
Amortization Expense	-134,716	-115,235	16.9%
Gain on Sale of Investments	16,398	0	100.0%
Minority Interest in Other Partnerships	-86,554	0	N/A
Minority Interest Portion of Operating Partnership Income	$ -727,344	$ -538,618	35.1%
Net Income for Generally Accepted Accounting Purposes	$ 2,945,915	$ 2,169,193	35.8%

Expenses and Net Income - continued

Six Months Ended	10/31/01	10/31/00	Percent Change

Real Estate Rental Income	$ 44,445,900	$ 35,508,138	25.2%

Real Estate Operating Expenses
Utilities and Maintenance	$ 6,162,434	$ 5,388,844	14.4%
Real Estate Taxes	4,349,779	3,400,798	27.9%
Insurance	628,398	341,752	83.9%
Property Management Expenses	3,360,223	2,779,561	20.9%
Interest on Mortgage Indebtedness	$ 14,138,640	$ 11,409,775	24.0%
Total Property Expenses	$ 28,639,474	$ 23,320,730	22.8%

Net Real Estate Operating Income	$ 15,806,426	$ 12,187,408	29.7%
Interest Discount and Fee Income	509,235	327,766	55.4%
Other Interest Expense	-656,777	-368,628	78.2%
Depreciation	-7,375,090	-5,698,346	29.5%
Administrative Trustee & Operating	-1,025,841	-964,344	6.4%
Amortization Expense	-263,672	-210,914	25.1%
Gain on Sale of Investments	324,332	0	100.0%
Minority Interest in Other Partnerships	-143,309	0	N/A
Minority Interest Portion of Operating Partnership Income	$ -1,453,661	$ -964,285	50.8%
Net Income for Generally Accepted Accounting Purposes	$ 5,721,643	$ 4,308,657	32.8%

     The above described changes result primarily from the addition of new real estate assets to IRET’s portfolio.  The increase in insurance costs resulted from an increase in the general level of premiums for property casualty insurance.

Anticipated Increase in Insurance Expense
     IRET's blanket casualty and liability insurance policy, which covers all of its residential properties and most of its commercial properties, will expire April 30, 2002.  Because of the September 11, 2001, terrorist attacks, IRET expects a substantial increase in its insurance premiums beginning with fiscal year 2003 which commences May 1, 2002, but is not able to quantify the amount of the expected increase at this time.

Comparison of Residential and Commercial Properties
     The following is a comparison of the net operating income from the two types of real estate investments owned by IRET - residential and commercial - for the three months and six months ended October 31, 2001 and 2000:

Net Real Estate Operating Income

Three Months Ended	10/31/01	10/31/00	Percent Change

Segment
Residential	$ 5,301,569	$ 4,809,146	10.3%

Commercial	$ 2,989,397	$ 1,474,672	102.8%

Total	$ 8,290,966	$ 6,283,818	32.0%

Six Months Ended	10/31/01	10/31/00	Percent Change

Segment
Residential	$ 9,204,045	$ 8,611,629	6.9%

Commercial	$ 6,602,381	$ 3,575,779	84.7%

Total	$ 15,806,426	$ 12,187,408	29.7%

     The growth in the two operating segments resulted primarily from the acquisition of real estate properties during the prior and current fiscal years.

Occupancy Rates
     Occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented.  The following tables compare occupancy rates for stabilized properties for the three months and six months ended October 31, 2001 and 2000:

Three Months Ended	10/31/01	10/31/00	Percent Change

Segment
Residential	96.12%	94.72%	1.4%
Commercial	98.82%	98.55%	.3%

Six Months Ended	10/31/01	10/31/00	Percent Change

Segment
Residential	95.42%	94.12%	1.3%
Commercial	99.07%	98.50%	.6%

Property Acquisitions and Dispositions
     During the six months ended October 31, 2001, IRET acquired three commercial properties and two apartment complexes:

Acquisition Cost
Commercial Property
15,217 sq. ft. – Cottage Grove Retail Strip Center – Cottage Grove, MN	$ 1,101,550
105,084 sq. ft. – Interlachen Corporation Center - Edina, MN	$ 16,691,307
114,819 sq. ft. – Bloomington Business Plaza - Bloomington, MN	$ 7,405,669

Apartments
109 units – Canyon Lake Plaza Apartments - Rapid City, SD	$ 4,270,607
284 units – Applewood on the Green - Omaha, NE	$ 10,364,745

      The 36-unit Sunchase apartment complex in Fargo, North Dakota, was sold during the first quarter of Fiscal 2001 at a gain of $296,409.

     The Lester Chiropractic Building in Bismarck, North Dakota, was sold during the second quarter of Fiscal 2001 at a gain of $85,279.

Funds from Operations
    IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT  FFO is defined as net income available to shareholders determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures.  IRET uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO as amended by NAREIT to be effective January 1, 2000.  FFO for any period means the net income of the company for such period, excluding gains or losses from debt restructuring and sales of property, and plus depreciation and amortization of real estate assets in IRET’s investment portfolio, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with GAAP.

     FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition.

     FFO should not be considered as an alternative to net income as determined in accordance with accounting principles generally accepted in the United States of America as a measure of IRET’s liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of IRET’s needs or its ability to service indebtedness or make distributions.

     Funds from Operations for IRET for the three months ended October 31, 2001, increased to $7,436,176 compared to $5,749,948 for the three months ended October 31, 2000, an increase of 29.4%.

     Funds from Operations for IRET for the six months ended October 31, 2001, increased to $14,335,235 compared to $10,971,288 for the six months ended Fiscal 2000, an increase of 30.7%.

    Calculations of Funds from Operations for IRET are as follows:

Three Months Ended	10/31/01	10/31/00	Percent Change

Net Income available to IRET shareholders and unitholders from operations and capital gains	$ 3,759,813	$ 2,707,811	38.9%
Less gain from property sales	$ 16,398	0	100.0%
Operating Income	$ 3,743,415	$ 2,707,811	38.3%
Plus real estate depreciation and amortization (1)	$ 3,692,761	$ 3,042,137	21.4%
Funds From Operations	$ 7,436,176	$ 5,749,948	29.4%

Weighted average shares and units outstanding - diluted (2)	32,510,747	28,541,676	13.9%
Distributions paid to Shareholders Unitholders (3)	$ 4,758,010	$ 3,800,495	25.2%

Six Months Ended	10/31/01	10/31/00	Percent Change

Net Income available to IRET shareholders and unitholders from operations and capital gains	$ 7,318,613	$ 5,272,942	38.8%
Less gain from property sales	$ 324,332	$ 0	100.0%
Operating Income	$ 6,994,281	$ 5,272,942	32.7%
Plus real estate depreciation and amortization (1)	$ 7,340,954	$ 5,698,346	28.9%
Funds From Operations	$ 14,335,235	$ 10,971,288	30.7%

Weighted average shares and units outstanding - diluted (2)	32,122,649	27,951,380	14.9%
Dividends and Distributions paid to Shareholders/Unitholders (3)	$ 9,335,971	$ 7,402,773	26.2%

(1)	Depreciation on office equipment and other assets used by IRET are excluded. Amortization of financing and other expenses are excluded, except for amortization of leasing commissions that are included.
(2)	Limited Partnership Units of the operating partnership, IRET Properties, a North Dakota Limited Partnership, are exchangeable for shares of beneficial interest of Investors Real Estate Trust only on a one-for-one basis.
(3)	Distributions made equally on shares and units.

Dividends
     The following dividends were paid during the first six months ended October 31, of fiscal years 2001 and 2000:

Date	2001	2000	Percent Change

July 1	$ .1450	$ .1325	9.4%
October 1	$ .1475	$ .1350	9.3%

     The Board of Trustees of IRET has declared a dividend of $.15 per share payable January 17, 2002, to shareholders of record at the close of business on January 2, 2002.  The ex-dividend date will be December 28, 2001.

Liquidity and Capital Resources
     The important changes in IRET’s balance sheet during the first six months of Fiscal 2002 ended October 31, 2001, were:

*	Real Estate Owned
Real estate owned increased to $637,805,923 from the April 30, 2001, figure of $591,636,468. The increase primarily resulted from the acquisition of additional investment properties net of dispositions as described below:

Acquired
Cottage Grove Retail Strip Center	$ 1,101,550
Interlachen Corporation Center	$ 16,691,307
Canyon Lake Plaza Apartments	$ 4,270,607
Bloomington Business Plaza	$ 7,405,669
Applewood on the Green	$ 10,364,745

Disposed
Sunchase Apartments	$ -1,042,210
Lester Chiropractic Center	$ - 268,917

*	Mortgage Loans Receivable
Mortgage loans receivable increased to $5,942,897 from $1,037,095 from April 30, 2001. This increase resulted from the $3,200,000 short-term loan to Mankato Plaza Associates and the $1,713,307 advance of short-term construction loan to Edgewood Vista, net of receipts.
*	Cash
Cash on hand on October 31, 2001, was $19,994,239 compared to $6,356,063 on April 30, 2001. This increase resulted from the proceeds of the sale of marketable securities, new mortgages on existing properties, as well as the sale of investment certificates.
*	Marketable Securities
During the second quarter ended October 31, 2001, IRET sold its marketable securities classified as held-to-maturity. IRET sold its investment in marketable securities classified as available-for-sale in the first quarter ended July 31, 2001.

*	Mortgages Payable
Mortgages payable on October 31, 2001, totaled $401,345,146 compared to $368,956,930 at April 30, 2001. This increase resulted from refinancing of maturing mortgages and the placement of new mortgages. The average weighted interest rate payable on the outstanding indebtedness on October 31, 2001, was 7.78%.
*	Investment Certificates
Investment Certificates outstanding on October 31, 2001, totaled $25,875,441, compared to $11,876,417. This increase resulted from the sale of new investment certificates to North Dakota residents as well as the reinvestment of accruing interest on outstanding investment certificates.
*	Operating Partnership Units
Outstanding Limited Partnership Units in the Operating Partnership increased to 8,433,295 Partnership Units on October 31, 2001, as compared to the 7,527,151 Units outstanding on April 30, 2001. The increase resulted from the issuance of additional Partnership units to acquire the Cottage Grove Retail Center, Bloomington Business Center, and the Canyon Lake Plaza Apartments.
*	Shares of Beneficial Interest
Shares of Beneficial Interest outstanding on October 31, 2001, totaled 24,530,009 as compared to the 24,068,346 shares outstanding on April 30, 2001. This increase resulted from the issuance of additional shares pursuant to IRET’s dividend reinvestment plan.

     As of the date of this report, IRET has entered into contracts to acquire the following real estate investments:

Property	Total Cost	Loan or UPREIT Contribution	Cash Required

113,736 sq. ft. Thresher East & West Office Building - Minneapolis, MN	$ 11,350,000	$ 10,950,000	$ 400,000
23 Unit Pinehurst Apartment Complex - Billings, MT	715,000	715,000	0
Total	$ 12,065,000	$ 11,665,000	$ 400,000

     In addition to the above acquisitions, IRET is committed to provide construction financing for an assisted living and Alzheimer care facility in Virginia, MN for $7,000,000, of which $1,713,307 was advanced as of October 31, 2001.

     In addition to cash on hand of $19,994,239 on October 31, 2001, IRET has unsecured line of credit agreements with First International Bank & Trust, Bremer Bank, and First Western Bank & Trust, all of Minot, North Dakota, totaling $17,500,000, none of which were in use on October 31, 2001, nor on April 30, 2001.

     IRET believes that its existing cash and borrowing capacities are adequate to fund all of its acquisition and development obligations and all of its other short and long-term liquidity requirements.  IRET believes that its net cash provided by operations will continue to be adequate to meet both operating requirements and the payment of dividends in accordance with Internal Revenue Code provisions pertaining to real estate investment trusts in both the short and long term.  Budgeted expenditures for ongoing maintenance, capital improvements and renovations to its real estate portfolio are expected to be funded from the cash flow generated from the operation of these properties.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The market risk to which IRET is exposed is a change in the interest rates payable on its indebtedness:

*	Credit Line Interest
As of October 31, 2001, as well as April 30, 2001, IRET owed zero dollars on its $17,500,000 of credit lines with local Minot, North Dakota banks, which lines are tied to the New York prime interest rates.
*	Investment Certificates
As of October 31, 2001, IRET had issued and outstanding $25,875,441 of its investment certificates of which $14,294,281 will come due during the balance of its Fiscal Year 2002, $4,606,210 during its Fiscal Year 2003, and the balance in later years. These investment certificates require 6% per annum for certificates of 6 months’ duration, 6½% for one-year certificates, 7% for three-year certificates, and 7½% for five-year maturities. Effective November 19, 2001, newly issued certificates will bear interest of 5% for 6 months, 5½ % for one-year, 6% for three-years and 6 ½% for five-years or longer.
*	Mortgage Loans
The balance of IRET’s indebtedness in individual mortgage loans secured by individual commercial and residential properties which totaled $401,345,146 as of October 31, 2001. Of this amount, $24,539,567 is subject to variable interest rate agreements and none will come due during the balance of Fiscal 2002, $4,925,762 during Fiscal 2003, $3,694,240 during Fiscal 2004, and the remaining balance in later years.
*	No Hedge Agreements IRET has not entered into any interest rate hedge or other such agreements with respect to any of its indebtedness or business.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders held on September 25, 2001, the following proposals were adopted by the margins indicated:

1.       To elect a Board of Trustees to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	# of Votes Cast "FOR"		# of Votes Cast "FOR"
C. Morris Anderson	16,243,463.344	Timothy P. Mihalick	16,197,159.441
John F. Decker	16,206,587.102	Jeffrey L. Miller	16,230,606.932
Daniel L. Feist	16,239,182.014	Stephen L. Stenehjem	16,230,604.992
Patrick G. Jones	16,228,670.489	Thomas A. Wentz, Jr.	16,228,355.708
Steven B. Hoyt	16,241,716.774

2.       To approve appointment of Brady Martz & Associates, P.C. as independent auditor IRET for the fiscal year ended April 30, 2002.

Item 5. Exhibits and Reports on Form 8-K.

None

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

By: /S/ Diane K. Bryantt
Diane K. Bryantt, Chief Financial Officer and Secretary

By: /S/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr., President

Date:  December 13, 2001