Form 10-Q
period 2002-01-31
INVESTORS REAL ESTATE TRUST
filed 2002-03-15
CIK 798359

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2002

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

Yes ( X )           No (   )

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Applicant is a North Dakota Real Estate Investment Trust.  As of February 28, 2002, it had 27,627,570 shares of beneficial interest outstanding.

PART I

Item 1.  Financial Statements - Third Quarter  - Fiscal 2002 (unaudited)

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet

ASSETS	(unaudited) 01/31/02	04/30/01
Real Estate Investments
Real Estate Owned	$ 659,621,538	$ 591,636,468
Less Accumulated Depreciation	-54,999,875	-44,093,145
	$ 604,621,663	$ 547,543,323
Mortgage Loans Receivable	7,976,590	1,037,095
Total Real Estate Investments	$ 612,598,253	$ 548,580,418

OTHER ASSETS
Cash	$ 22,944,965	$ 6,356,063
Marketable Securities – Held to Maturity	0	2,351,248
Marketable Securities – Available for Sale	0	660,865
Rent Receivable	2,879,045	1,925,429
Real Estate Deposits	1,906,000	522,500
Notes Receivable	3,500,000	0
Prepaid and Other Assets	950,652	799,973
Tax and Insurance Escrow	5,958,288	4,323,960
Deferred Charges and Leasing Costs	3,403,205	3,064,109
Furniture & Fixtures, Net	217,745	187,313
Goodwill, Net	1,468,174	1,550,246
TOTAL ASSETS	$ 655,826,327	$ 570,322,124

LIABILITIES
Accounts Payable and Accrued Expenses	$ 9,199,170	$ 8,252,758
Mortgages Payable	403,949,096	368,956,930
Investment Certificates Issued	21,581,463	11,876,417
TOTAL LIABILITIES	$ 434,729,729	$ 389,086,105

Minority Interest in Partnerships Limited Partner - NSCM	3,352,546	3,287,665
Minority Interest in Operating Partnership Limited Partnership Units 9,277,836 on 01/31/02 7,527,151 on 04/30/01	$ 73,464,380	$ 59,003,194
SHAREHOLDERS' EQUITY Shares of Beneficial Interest 27,539,584 on 01/31/02 24,068,346 on 04/30/01	$ 160,516,937	$ 132,148,768
Accumulated Distributions in Excess of Net Income	-16,237,265	-13,073,157
Accumulated Other Comprehensive Income/Loss	$ 0	$ -130,451
Total Shareholders’ Equity	144,279,672	118,945,160
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 655,826,327	$ 570,322,124

Consolidated Statement of Operations
For the Three Months and Nine Months Ended January 31, 2002, and 2001
(unaudited)

	3 Months Ended 01/31/02	3 Months Ended 01/31/01	9 Months Ended 01/31/02	9 Months Ended 01/31/01
REVENUE
Real Estate Rentals *	$ 23,297,019	$ 18,619,120	$ 67,742,920	$ 54,127,259
Interest, Discounts and Fees	308,753	385,617	817,987	713,382
Total Revenue	$ 23,605,772	$ 19,004,737	$ 68,560,907	$ 54,840,641

OPERATING EXPENSE
Interest	$ 7,823,742	$ 6,301,051	$ 22,619,159	$ 18,079,455
Depreciation	3,997,718	3,103,738	11,372,808	8,802,084
Utilities and Maintenance	3,000,459	2,845,786	9,162,893	8,234,629
Taxes	2,287,696	1,847,064	6,637,475	5,247,862
Insurance	377,166	187,534	1,005,564	529,286
Property Management Expenses	1,807,921	1,540,540	5,168,144	4,320,100
Administrative Expense & Trustee Services	413,391	273,870	1,138,337	1,113,520
Operating Expenses	115,049	60,899	415,944	265,454
Amortization	139,941	124,576	$ 403,613	335,491
Total Expenses	$ 19,963,083	$ 16,285,058	$ 57,923,937	$ 46,927,881
INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	3,642,689	2,719,679	10,636,970	7,912,760
GAIN ON SALE OF INVESTMENT	3,346	25,124	327,678	25,124
MINORITY INTEREST OTHER PARTNERSHIP	-71,655	8,775	-214,964	8,775
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	-1,334,128	-426,316	-2,787,789	-1,390,602
NET INCOME	$ 2,240,252	$ 2,327,262	$ 7,961,895	$ 6,556,057
PER SHARE
Net Income Per Share	$ 0.09	$ 0.10	$ 0.32	$ 0.29
Dividends Paid Per Share	$ 0.1500	$ 0.1400	$ 0.4425	$ 0.4075
Average Number of Shares Outstanding	25,910,587	23,217,257	24,875,028	22,932,316

  *          Includes $295,426 and $251,252 for 3 months ended 01/31/02 and 01/31/01 and $953,616 and $881,713 for 9 months ended 01/31/02 and 01/31/01 respectively of “straight-line rents.”  Straight-line rents are the amounts to be collected in future years from tenants occupying commercial properties under leases which provide for periodic increases in rents.  It is determined bydividing the total rent payable for the lease term by the total rental periods and allocating the resulting average rent to the period covered by the report.

Consolidated Statement of Cash Flows
For the Nine Months Ended January 31, 2002, and 2001
(unaudited)

	01/31/02	01/31/01
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 7,961,895	$ 6,556,057
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,776,421	9,137,575
Minority interest portion of operating partnership income	3,002,753	1,390,602
Accretion of discount on contracts	0	-392
Gain on sale of properties	-327,678	-25,124
Interest reinvested in investment certificates	325,063	228,247
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	-1,376,000	-2,162,120
(Increase) decrease in notes receivable	-3,500,000	0
(Increase) decrease in other assets	-287,668	-1,329,630
(Increase) decrease in rent receivable	-953,616	-405,903
(Increase) decrease in tax and insurance escrow	-1,634,328	-1,756,599
(Increase) decrease in deferred charges	-660,636	-953,980
Increase (decrease) in accounts payable & accrued expenses	961,946	3,002,919
Net cash provided from operating activities	$ 15,288,152	$ 13,681,652

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities held to maturity	$ 3,085,208	$ 182,236
Proceeds from sale of property	269,501	0
Principal payments on mortgage loans receivable	282,898	2,273,047
Payments for acquisition and improvements of properties	-38,973,863	-30,726,764
Investment in mortgage loan receivable	-7,222,393	-2,148,911
Net Cash used for investing activities	$ -42,558,649	$ -30,420,392

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares	$ 12,981,239	$ 5,796,595
Proceeds from sale of minority interest units	345,603	0
Proceeds from investment certificates issued	20,031,446	2,095,676
Proceeds from mortgages payable	29,550,783	33,033,971
Proceeds from short-term lines of credit	1,000,000	17,139,308
Repurchase of shares/minority interest	-28,138	-939,062
Dividends/Distributions paid	-9,234,668	-6,494,822
Dividends paid to Minority Partner	-150,083	0
Prepaid advances to DRIP	0	-4,857,009
Redemption of investment certificates	-1,561,656	-1,486,192
Principal payments on mortgage loans	-8,075,128	-5,095,961
Payments on short-term lines of credit	-1,000,000	-18,186,888
Net cash provided from financing activities	$ 43,859,398	$ 21,005,616

NET INCREASE IN CASH	$ 16,588,901	$ 4,266,876
CASH AT BEGINNING OF YEAR	$ 6,356,064	$ 3,449,264
CASH AT END OF 3rd PERIOD	$ 22,944,965	$ 7,716,140

 Consolidated Statement of Cash Flows - continued

	01/31/02	01/31/01
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES 2002 and 2001

Dividends reinvested	$ 5,427,679	$ 5,011,992
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	13,956,134	22,901,205
Direct transfer of investment certificates to shares	9,880,225	0
Proceeds from Sale of Properties deposited directly with escrow agent	856,411	1,733,721
Proceeds from Sale of Properties paid directly to mortgage holder	439,623	0
Properties acquired through the issuance of minority interest units in the operating partnership	15,896,705	14,779,518
Interest reinvested directly in investment certificates	325,063	228,247
Goodwill acquired	0	1,577,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 20,439,343	$ 15,812,113
Interest paid on margin account and other	1,438	229,799
Interest paid on investment certificates	505,864	301,099
	$ 20,946,645	$ 16,343,011

Consolidated Statements of Shareholders’ Equity
For the Periods Ended January 31, 2002, and April 30, 2001
(unaudited)

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME LOSS)	TOTAL SHARE- HOLDER’s EQUITY

Balance April 30, 2000	22,452,069	$ 119,233,172	$ -9,094,076	$ -218,505	$ 109,920,591
Comprehensive Income
Net income	0	0	8,694,240	0	8,694,294
Unrealized loss on securities available for sale	0	0	0	-88,054	-88,054
Total comprehensive income					$ 8,782,294
Dividends distributed	0	0	-12,673,321		-12,673,321
Dividend reinvested	273,155	2,230,445	0	0	2,230,445
Sale of shares	1,383,908	11,001,509	0	0	11,001,509
Fractional Shares repurchased	-40,786	-316,358	_ 0	_ 0	-316,358
Balance April 30, 2001	24,068,346	$ 132,148,768	$ -13,073,157	$ -130,451	$ 118,945,160

Balance April 30,2001	24,068,346	$ 132,148,768	$ -13,073,157	$ -130,451	$ 118,945,160
ComprehensiveIncome
Net income	0	0	7,961,895	0	7,961,895
Unrealized gain on securities available for sale	0	0	0	130,451	130,451
Totalcomprehensive income					$ 8,092,346
Dividends distributed	0	0	-11,126,003	0	-11,126,003
Dividend reinvestment plan	623,636	5,809,494	0	0	5,809,494
Sale of shares	2,849,388	22,576,381	0	0	22,576,381
Fractional Shares repurchased	-1,786	-17,706	_ 0	0	_ -17,706
Balance January 31, 2002	27,539,584	$ 160,516,937	$ -16,237,265	$ 0	$ 144,279,672

Notes to Consolidated Financial Statements
For the Nine Months Ended January 31, 2002, and 2001

Note 1  - Organization
      Investors Real Estate Trust ("IRET") elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended April 30, 1971.  REITs are subject to a number of organization and operational requirements, including a requirement to distribute 90% of ordinary taxable income to its shareholders and, generally, are not subject to Federal income tax on net income.  IRET is engaged in the acquisition and ownership of residential apartment communities and commercial properties located mainly in the states of North Dakota and Minnesota but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Washington.  As of January 31, 2002, IRET owned 59 apartment communities with 8,236 apartments and 64 commercial buildings totaling 3,123,849 square feet.  IRET conducts a majority of its business activities through its operating partnership, IRET Properties, a North Dakota Limited Partnership, as well as through a number of other subsidiary entities.

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

      The accompanying consolidated financial statements include the accounts of IRET and its 74.8% (76.2% at April 30,2001) partnership interest in the operating partnership.  Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and operating partnership units ("UPREIT Units") outstanding.  The remaining 25.2% (23.8% at April 30, 2001) is reflected as Minority Interest in operating partnership in these consolidated financial statements.

      IRET's investment in the NSCM Partnership is a controlling interest and IRET has financial and operating control and accounts for this investment using the consolidated method.

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

Note 2 – continued

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

Note 2 – continued

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

      Impairment losses for goodwill and indefinite –lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.  As of January 31, 2002, the impact of adopting the provisions of SFAS No. 142 on the Trust’s financial position, results of operations and cash flows would not be material since as of this date the Trust’s goodwill and indefinite intangibles are not determined to be impaired.  The impact of adopting this Statement on its effective date is not yet estimable since fact and circumstances that could impact the impairment estimation will need to be evaluated as of that date.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.  The provisions of this statement address the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The provisions of this Statement become effective for fiscal years beginning after June 15, 2002.  Although the Statement allows for early adoption prior to becoming effective, the Trust has no plans for to adopt the provision of SFAS No. 143 prior to the effective date.  Therefore, this Statement will be adopted by the Trust at the beginning of fiscal year May 1, 2003.  As of January 31, 2002 the impact of adopting the provisions of this Statement on the Trust’s financial position, results of operations and cash flow would not be material as the Trust did not currently retire any tangible long-lived assets.  The impact of adopting this Statement on its effective date is not yet estimable since fact and circumstances that could impact retirement costs and obligations will depend on future retirements of long-lived assets.

      In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, and the accounting and reporting provision of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in the Opinion).  This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of this statement become effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim

Note 2 – continued

periods within those fiscal years.  Although the statement provides for early adoption prior to becoming effective, the Trust has no plans to adopt this Statement prior to the effective date.  Therefore, this Statement is will be adopted by the Trust at the beginning of fiscal year May 1, 2002.

      This statement does not materially change the measurement of impairment for long-lived assets to “be held or used”.  Instead, it provides guidance on measuring impairment of long-lived assets to “be held and used”.  As of January 31, 2002, the Trust did have long-lived assets that are being “held and used” (primarily real estate) as part of its normal business operations of a REIT.  The Trust has implemented its measuring of impairment for assets “held and used” in accordance with the implementation guidance in SFAS No. 144 which is consistent with SFAS No. 121 and therefore this Statement has no material impact on the Trust’s financial position, results of operations and cash flows.

      SFAS No. 144 also has some provisions, primarily guidance, on implementation of the provisions of SFAS No. 122, that apply to long-lived assets to be disposed of “other than by sale” and long-lived assets to be disposed of “by sale”.  As of January 31, 2002, the Trust did not have any long-lived assets within these categories and therefore the application as of that date does not have any material impact on the financial position, results of operations, and cash flows.  The impact of adopting the provisions of  this Statement for long-lived assets to be disposed of “other than by sale” or “by sale” on its effective date is not yet estimable since facts and circumstances have not yet occurred that would cause the Trust to classify properties in either of these categories.

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

      The following table reconciles amounts reported in the consolidated financial statements for the three and nine months ended January 31, 2002 and 2001.

Three Months Ended                                    Nine Months Ended
	01/31/02	01/31/01	01/31/02	01/31/01
NUMERATOR Net income applicable to shares	$ 2,240,252	$ 2,327,262	$ 7,961,895	$ 6,556,057
Numerator for basic earnings per share	2,240,252	2,327,262	7,961,895	6,556,057
Minority interest portion of operating partnership income	1,334,128	426,316	2,787,789	1,390,602
Numerator for diluted earnings per share	3,574,380	2,753,578	10,749,684	7,946,659
DENOMINATOR Denominator for basic earnings per share Weighted average shares	25,910,587	23,217,257	24,875,028	22,932,316
Effect of dilutive securities Convertible operating partnership units	8,718,315	5,917,821	8,118,521	5,396,300
Denominator for diluted earnings per share	34,628,902	29,135,079	32,993,549	28,328,617

Basic earnings per share	$ .09	$ .09	$ .32	$ .28
Diluted earnings per share	$ .10	$ .09	$ .33	$ .28

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

Note 4 - continued

      Future principal payments due under the mortgage loan contracts as of January 31, 2002, are as follows:

Year Ended April 30,
2002	$ 7,699,771
2003	106,346
2004	40,473
2005	0
2006
Later years	130,000
$ 7,976,590

     There were no significant non-performing mortgage loans receivable as of January 31, 2002.  Non-performing loans are recognized as impaired in conformity with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan.  The average balance of impaired loans for the period ended January 31, 2002, was not significant.  For impairment recognized in conformity with FASB statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.  Additional interest income that would have been earned on loans if they had not been non-performing was not significant in this period.  There was not interest income on non-performing loans recognized on a cash basis for the period ended January 31, 2002.

Note 5 – Investment Certificates Issued
      The trust has placed investment certificates with the public.  The interest rates vary from 5% to 9% per annum, depending on the term of the security.  Total securities maturing within fiscal years ended April 30, are shown below.  Interest is paid annually, semiannually, or quarterly on the anniversary date of the security.

Year Ended April 30,
2002	$ 2,903,359
2003	10,381,817
2004	1,977,468
2005	1,930,497
2006	2,149,234
Later years	2,239,088
$ 21,581,463

Note 6 – UPREIT Loan Program – Loan to Trustee
      On January 16, 2002, IRET’s Board authorized an UPREIT unit loan program available to holders of $1,000,000 or more of limited partnership units in IRET’s operating partnership.  IRET will lend up to 50% of the value of the units based on the closing price of IRET shares on the NASDAQ market for a term of two years or less, secured by the borrower's limited partnership units in IRET Properties, at a variable interest rate 1.5% over the interest rate charged IRET by its participating lender.  The interest rate adjusts on the first of each month.  IRET charges a .5% loan fee.

            On January 30, 2002, a $3,500,000.00 loan, pursuant to the UPREIT Loan Program, was made to Steven B. Hoyt, a member of IRET’s Board of Trustees.  The IRET Board of Trustees approved the loan.

Note 6 - continued

            The terms of the loan require Mr. Hoyt to make quarterly interest payments, beginning April 1, 2002, with the full balance of the principle sum due on or before January 31, 2004.  The initial interest rate is equal to the Wall Street Journal Prime Rate plus one and one-half percent (1.5%), as of January 31, 2002 for an interest rate of 6.25%. The agreement also required the borrower to pay an origination fee of one-half percent (.5%), of the principle balance.  The borrower paid a fee of $17,500.00 on the date of the loan.

Note 7 - Segment Reporting
      The following information summarizes IRET's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

Three Months Ended January 31, 2002

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 8,379,919	$ 14,917,100	$ 23,297,019
Segment Expenses
Mortgage Interest	3,125,718	4,299,440	7,425,158
Utilities and Maintenance	516,617	2,483,842	3,000,459
Real Estate Taxes	726,420	1,561,276	2,287,696
Insurance	64,844	312,322	377,166
Property Management	303,578	1,504,343	1,807,921
Total Segment Expense	$ 4,737,177	$ 10,161,223	$ 14,898,400
Segment Gross Profit	$ 3,642,742	$ 4,755,877	$ 8,398,619

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 308,753
Other Interest Expense	-398,584
Depreciation	-3,997,718
Administrative Expense and Trustee Fees	-413,391
Operating Expenses	-115,049
Amortization	-139,941
Income Before Gain/Loss on Properties and Minority Interest	$ 3,642,689

Three Months Ended January 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 4,729,718	$ 13,889,402	$ 18,619,120
Segment Expenses
Mortgage Interest	2,058,715	4,071,044	6,129,759
Utilities and Maintenance	272,820	2,572,966	2,845,786
Taxes	431,115	1,415,949	1,847,064
Insurance	30,206	157,328	187,534
Property Management	87,051	1,453,489	1,540,540
Total Segment Expense	$ 2,879,907	$ 9,670,776	$ 12,550,683
Segment Gross Profit	$ 1,849,811	$ 4,218,626	$ 6,068,437

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 385,617
Other Interest Expense	-171,292
Depreciation	-3,103,738
Advisory and Trust Fees	-273,870
Operating Expenses	-60,899
Amortization	-124,576
Income Before Gain/Loss on Properties and Minority Interest	$ 2,719,679

Note 7 - continued

Nine Months Ended January 31, 2002

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 23,618,154	$ 44,124,766	$ 67,742,920
Segment Expenses
Mortgage Interest	9,116,941	12,446,858	21,563,799
Utilities and Maintenance	1,337,793	7,825,100	9,162,893
Real Estate Taxes	1,813,924	4,823,551	6,637,475
Insurance	151,302	854,262	1,005,564
Property Management	708,647	4,459,497	5,168,144
Total Segment Expense	$ 13,128,607	$ 30,409,268	$ 43,537,875
Segment Gross Profit	$ 10,489,547	$ 13,715,498	$ 24,205,045

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 817,987
Other Interest Expense	-1,055,360
Depreciation	-11,372,808
Administrative Expense and Trustee Fees	-1,138,337
Operating Expenses	-415,944
Amortization	-403,613
Income Before Gain/Loss on Properties and Minority Interest	$ 10,636,970

Nine Months Ended January 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 13,162,852	$ 40,964,407	$ 54,127,259
Segment Expenses
Mortgage Interest	5,774,542	11,764,370	17,538,912
Utilities and Maintenance	692,954	7,541,675	8,234,629
Taxes	931,096	4,316,766	5,247,862
Insurance	71,111	458,175	529,286
Property Management	266,935	4,053,165	4,320,100
Total Segment Expense	$ 7,736,638	$ 28,134,151	$ 35,870,789
Segment Gross Profit	$ 5,426,214	$ 12,830,256	$ 18,256,470

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 713,382
Other Interest Expense	-540,543
Depreciation	-8,802,084
Advisory and Trust Fees	-1,113,520
Operating Expenses	-265,454
Amortization	-335,491
Income Before Gain/Loss on Propertiesand Minority Interest	$ 7,912,760

Segment Assets and Accumulated Depreciation

Quarter Ended January 31, 2002

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 277,091,920	$ 382,529,618	$ 659,621,538
Less Accumulated Depreciation	- 15,876,795	- 39,123,080	- 54,999,875
Total Property Owned	$ 261,215,125	$ 343,406,538	$ 604,621,663

Year Ended April 30, 2001

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 230,058,846	$ 361,577,622	$ 591,636,468
Less Accumulated Depreciation	- 11,796,966	- 32,296,179	- 44,093,145
Total Property Owned	$ 218,216,880	$ 329,281,443	$ 547,543,323

Note 8 – Pro Forma Condensed Financial Information – Newly Acquired Properties
              (unaudited)

      IRET acquired the following real estate during the nine months ended January 31, 2002:

Property Description	Date of Acquisition	Total PurchasePrice (Including all closing costs)

Cottage Grove Center – 15,217 sq. ft. – Strip Mall, Cottage Grove, MN	07/06/01	$ 1,101,550
Interlachen Corporation Center – 105,084 sq. ft. – Multi-tenant Office Building – Edina, MN	08/10/01	16,691,307
Canyon Lake Plaza Apartments – 78,701 sq. ft. – 109-unit Apartment Community – Rapid City, SD	09/27/01	4,270,607
Bloomington Business Plaza – 114,819 sq. ft. – Multi-tenant Office Building – Bloomington, MN	10/01/01	7,405,669
Applewood on the Green – 87,200 sq. ft. – 234-unit Apartment Community – Omaha, NE	10/31/01	10,364,745
Stone Container – 229,072 sq. ft. – Industrial Building – Roseville, MN	12/20/01	8,229,182
Thresher Square – 113,736 sq. ft. – Multi-tenant Office Building – Minneapolis, MN	01/02/02	11,119,958
Total		$ 59,183,018

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

Pro Forma Consolidated Statement of Operations
Nine Months Ended January 31, 2002
(unaudited)

      The pro forma consolidated statement of operations (unaudited) for the nine months ended January 31, 2002, is presented as if the real estate acquisition had been completed at the beginning of the period May 1, 2001, rather than on the actual acquisition or closing date.

	Nine Months Ended 01/31/02	Nine Months Ended Acquisitions Pro Forma Adjustments	Total Consolidated Pro Forma
REVENUE
Real Estate Rentals	$ 67,742,920	$ 4,590,325	$ 71,722,485
Interest, Discounts and Fees	817,987	0	817,987
Total Revenue	$ 68,560,907	$ 4,590,325	$ 72,540,472
EXPENSES
Interest	$ 22,619,159	$ 1,296,052	$ 23,915,211
Depreciation	11,372,808	603,852	11,976,660
Utilities and Maintenance	9,162,893	770,023	9,932,916
Taxes	6,637,475	460,408	7,097,883
Insurance	1,005,564	30,315	1,035,879
Property Management Expenses	5,168,144	167,881	5,336,025
Administrative Expenses and Trustee Services	1,138,337	0	1,138,337
Operating Expenses	415,944	0	415,944
Amortization	403,613	0	403,613
Total Expenses	$ 57,923,937	$ 3,328,531	$ 61,252,468

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$ 10,636,970	$ 1,261,793	$ 11,288,004
GAIN ON SALE OF PROPERTIES	327,678	0	327,678
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	-3,002,753	-317,972	- 3,166,813

NET INCOME	$ 7,961,895	$ 943,821	$ 8,448,869

Net income per share (basic and diluted)	$ .32	$ .04	$ .36

 Note 9 – Market Price Range of Shares

            For the nine months ended January 31, 2002, a total of 5,095,292 shares were traded in 8,494 separate trades.  The high trade price during the period was $10.49, the low was $8.25, and the closing price on January 1, 2002, was $9.63.  For the nine months ended January 31, 2001, a total of 3,049,647 shares were traded in 3,788 separate trades.  The high trade price during the period was $8.50, the low was $7.37, and the closing price on January 1, 2001, was $8.094.

Note 10 – Subsequent Events

1.

Dividend Declaration - On February 13, 2002, the Board of Trustees of IRET declared a dividend of $0.152 per share, payable April 1, 2002, to shareholders of record at the close of business on March 15, 2002.

2.

Disposal of Vacant Building – IRET’s Board, at its January 16, 2002 meeting, authorized the donation to a Minot charity of the vacant retail building at 114 South Main Street.  The undepreciated investment in this building of approximately $35,000 will be charged to net income in the 4th Quarter.

3.

Application to list IRET Shares of Beneficial Interest on National NASDAQ Market
IRET has filed an application with NASDAQ and paid the $100,000 fee to have its shares of Beneficial Interest trade on the National NASDAQ market instead of the NASDAQ small-cap market where they have traded since October of 1997.  We expect this listing change to occur during the 4th quarter of fiscal 2002.

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

 Results of Operation
Three Months and Nine Months Ended January 31, 2002 and January 31, 2001

 Revenues
      Total IRET revenues for the third quarter of Fiscal 2002 ended January 31, 2002, were $23,605,772 compared to $19,004,737 received in the third quarter of the prior fiscal year ended January 31, 2001.  This is an increase of $4,601,035 or 24.2%.

      Total revenues for the first nine months of Fiscal 2002 ended January 31, 2002, were $68,560,907 compared to $54,840,641, an increase of 25.0% from the first nine months of the prior fiscal year ended January 31, 2001.  These increases are primarily attributable to the addition of new properties to IRET’s investment portfolio.

Capital Gain Income
      IRET realized capital gain income of $3,346 during the third quarter of Fiscal 2002 ended January 31, 2002.  This resulted from the sale of the Carmen Court Apartment building in Minot, North Dakota.

       Total capital gain income for the first nine months of Fiscal 2002 ended January 31, 2002, was $327,678.  In addition to the item listed in the previous paragraph, capital gain income for the first nine months for Fiscal 2002 included a gain of $296,409 from the sale of the Sunchase Apartments, a 36-unit apartment complex in Fargo, North Dakota, a gain of $85,279 for the sale of the Lester Chiropractic building in Bismarck, North Dakota and a loss of $57,356 from the sale of marketable securities held to maturity.  Capital gain income of $25,124 was realized in the first nine months of the prior fiscal year ended January 31, 2001.

Expenses and Net Income
      The following table shows the changes in revenues, operating expenses, interest, and depreciation for the three months and nine months ended January 31, 2002, as compared to the three months and nine months ended January 31, 2001:

Three Months Ended	01/31/02	01/31/01	Percent Change

Real Estate Rental Income	$ 23,297,019	$ 18,619,120	25.1%

Real Estate Operating Expenses
Utilities and Maintenance	$ 3,000,459	$ 2,845,786	5.4%
Real Estate Taxes	2,287,696	1,847,064	23.9%
Insurance	377,166	187,534	101.1%
Property Management	1,807,921	1,540,540	17.4%
Interest on Mortgage Indebtedness	7,425,158	6,129,759	21.1%
Total Property Expenses	$ 14,898,400	$ 12,550,683	18.7%

Net Real Estate Operating Income	$ 8,398,619	$ 6,068,437	38.4%
Interest Discount and Fee Income	308,753	385,617	-19.9%
Other Interest Expense	-398,584	-171,292	132.7%
Depreciation	-3,997,718	-3,103,738	28.8%
Administrative Trustee & Operating	-528,440	-334,769	57.9%
Amortization Expense	-139,941	-124,576	12.3%
Gain on Sale of Investments	3,346	25,124	-86.7%
Minority Interest in Other Partnerships	-71,655	8,775	N/A
Minority Interest Portion of Operating Partnership Income	-1,334,128	-426,316	212.9%
Net Income for Generally Accepted Accounting Purposes	$ 2,240,252	$ 2,327,262	-3.7%

Expenses and Net Income - continued

Nine Months Ended	01/31/02	01/31/01	Percent Change

Real Estate Rental Income	$ 67,742,920	$ 54,127,259	25.2%

Real Estate Operating Expenses
Utilities and Maintenance	$ 9,162,893	$ 8,234,629	11.3%
Real Estate Taxes	6,637,475	5,247,862	26.5%
Insurance	1,005,564	529,286	90.0%
Property Management Expenses	5,168,144	4,320,100	19.6%
Interest on Mortgage Indebtedness	21,563,799	17,538,912	22.9%
Total Property Expenses	$ 43,537,875	$ 35,870,789	21.4%

Net Real Estate Operating Income	$ 24,205,045	$ 18,256,470	32.6%
Interest Discount and Fee Income	817,987	713,382	14.7%
Other Interest Expense	-1,055,360	-540,543	95.2%
Depreciation	-11,372,808	-8,802,084	29.2%
Administrative Trustee & Operating	-1,554,281	-1,378,974	12.7%
Amortization Expense	-403,613	-335,491	20.3%
Gain on Sale of Investments	327,678	25,124	1204.2%
Minority Interest in Other Partnerships	-214,964	8,775	N/A
Minority Interest Portion of Operating Partnership Income	-2,787,789	-1,390,602	100.5%
Net Income for Generally Accepted Accounting Purposes	$ 7,961,895	$ 6,556,057	21.4%

      The above described changes result primarily from the addition of new real estate assets to IRET’s portfolio.  Utility expense, while higher over all because of the additional properties acquired, was significantly lower as a percentage of rental income due to an unusually mild winter and lower natural gas prices.  The increase in insurance costs resulted from an increase in the general level of premiums for property casualty insurance.

      The net income included in this report shows a 3.7% decline for the three months ended January 31, 2002, to $2,240,252 from $2,327,262 for the second quarter of fiscal 2002 ending October 31, 2001. This decline from the second quarter to the third quarter of fiscal 2002 was due to the allocation of an additional $378,000 of net income from the first and second quarters of fiscal 2001 to the limited partners of IRET's operating partnership, IRET Properties, a North Dakota Limited Partnership, during the third quarter of fiscal 2002. Pursuant to IRET's organizational documents, each limited partnership unit is entitled to receive the same share of net income as each share of beneficial interest. The allocations for the second and the third quarter of fiscal 2002 were both made during the third quarter of fiscal 2002, thus resulting in the decline. This allocation will have no negative impact on IRET's full year net income.

Anticipated Increase in Insurance Expense
      IRET's blanket casualty and liability insurance policy, which covers all of its residential properties and most of its commercial properties, will expire April 30, 2002. Because of the September 11, 2001, terrorist attacks, IRET expects a substantial increase in its insurance premiums beginning with fiscal year 2003 which commences May 1, 2002. IRET is not able to quantify the amount of the expected increase at this time. For most of IRET's Commercial properties, the insurance premium increases will be payable by the tenant. However, for our apartment communities, IRET will pay the increased premium which will reduce net income to the extent we are not able to increase rental rates.

Comparison of Residential and Commercial Properties
      The following is a comparison of the net operating income from the two types of real estate investments owned by IRET - residential and commercial - for the three months and nine months ended January 31, 2002 and 2001:

Net Real Estate Operating Income

Three Months Ended	01/31/02	01/31/01	Percent Change

Segment
Residential	$ 4,755,877	$ 4,218,626	12.7%

Commercial	3,642,742	1,849,811	96.9%

Total

	$ 8,398,619	$ 6,068,437	38.4%

Nine Months Ended	01/31/02	01/31/01	Percent Change

Segment
Residential	$ 13,715,498	$ 12,830,256	6.9%

Commercial	10,489,547	5,426,214	93.3%

Total	$ 24,205,045	$ 18,256,470	32.6%

       The growth in the two operating segments resulted primarily from the acquisition of real estate properties during the prior and current fiscal years.

Occupancy Rates
      Occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented.  The following tables compare occupancy rates for stabilized properties for the three months and nine months ended January 31, 2002 and 2001:

Three Months Ended	01/31/02	01/31/01	Percent Change

Segment
Residential	93.67%	94.05%	(.40%)
Commercial	98.41%	98.47%	(.06%)

Nine Months Ended	01/31/02	01/31/01	Percent Change

Segment
Residential	94.83%	94.09%	(.79%)
Commercial	98.85%	98.49%	(.37%)

Property Acquisitions and Dispositions
      During the nine months ended January 31, 2002, IRET acquired five commercial properties and two apartment complexes:

Acquisition Cost
Commercial Property
15,217 sq. ft. – Cottage Grove Retail Strip Center – Cottage Grove, MN	$ 1,101,550
105,084 sq. ft. – Interlachen Corporation Center - Edina, MN	$ 16,691,307
114,819 sq. ft. – Bloomington Business Plaza - Bloomington, MN	$ 7,405,669
229,072 sq. ft. – Stone Container – Roseville, MN	$ 8,229,182
113,736 sq. ft. – Thresher Square – Minneapolis, MN	$ 11,119,958

Apartments
109 units – Canyon Lake Plaza Apartments - Rapid City, SD	$ 4,270,607
234 units – Applewood on the Green - Omaha, NE	$ 10,364,745

       The 36-unit Sunchase apartment complex in Fargo, North Dakota, was sold during the first quarter of Fiscal 2001 at a gain of $296,409.

      The Lester Chiropractic Building in Bismarck, North Dakota, was sold during the second quarter of Fiscal 2001 at a gain of $85,279.

      The Carmen Court Apartment Complex in Minot, North Dakota, was sold during the third quarter of Fiscal 2002 at a gain of $3,346.

Funds from Operations
      IRET considers Funds from Operations ("FFO") a useful measure of performance for an equity REIT. FFO is defined as net income available to shareholders determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. IRET uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO as amended by NAREIT to be effective January 1, 2000. FFO for any period means the net income of the company for such period, excluding gains or losses from debt restructuring and sales of property, and plus depreciation and amortization of real estate assets in IRET's investment portfolio, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with accounting principles generally accepted in the United States of America.

FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition.

FFO should not be considered as an alternative to net income as determined in accordance with accounting principles generally accepted in the United States of America as a measure of IRET's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of IRET's needs or its ability to service indebtedness or make distributions.

Funds from Operations for IRET for the three months ended January 31, 2002, increased to $7,526,448 compared to $5,832,192 for the three months ended January 31, 2001, an increase of 29.1%.

Funds from Operations for the nine month period ended January 31, 2002, increased 29.9% to $21,718,374, from $16,723,619 for the same period during the prior year.

      Calculations of Funds from Operations for IRET are as follows:

Three Months Ended	01/31/02	01/31/01	Percent Change

Net Income available to IRET shareholders and unitholders from operations and capital gains *	$ 3,642,689	$ 2,719,679	33.9%
Less minority interest in other partnership	-71,655	8,775	N/A
Operating Income	$ 3,571,034	$ 2,728,454	30.9%
Plus real estate depreciation and amortization (1)	3,955,414	3,103,738	27.4%
Funds From Operations	$ 7,526,448	$ 5,832,192	29.1%

Weighted average shares and units outstanding - diluted (2)	34,628,902	29,135,078	18.9%
Distributions paid to Shareholders/ Unitholders (3)	$ 5,312,850	$ 4,087,246	30.0%

Nine Months Ended	01/31/02	01/31/01	Percent Change

Net Income available to IRET shareholders and unitholders from operations and capital gains*	$ 10,636,970	$ 7,912,760	34.4%
Less minority interest in other partnership	-214,964	8,775	N/A
Operating Income	$ 10,422,006	$ 7,921,535	31.6%
Plus real estate depreciation and amortization (1)	11,296,368	8,802,084	28.3%
Funds From Operations	$ 21,718,374	$ 16,723,619	29.9%

Weighted average shares and units outstanding - diluted (2)	32,993,549	28,328,617	16.5%
Dividends and Distributions paid to Shareholders/Unitholders (3)	$ 14,648,821	$ 11,490,019	27.5%

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

(3)	Distributions made equally on shares and units.
*	Includes $295,426 and $251,252 for 3 months ended 01/31/02 and 01/31/01 and $953,616 and $881,713 for 9 months ended 01/31/02 and 01/31/01 respectively of “straight-line rents.”

Dividends
      The following dividends were paid during the first nine months ended January 31, of fiscal years 2002 and 2001:

Date	2001	2000	Percent Change

July 1	$ .1450	$ .1325	9.4%
October 1	$ .1475	$ .1350	9.3%
January 2	$ .1500	$ .1400	7.1%

       The Board of Trustees of IRET has declared a dividend of $.152 per share payable April 1, 2002, to shareholders of record at the close of business on March 15, 2002.

Liquidity and Capital Resources
      The important changes in IRET’s balance sheet during the first nine months of Fiscal 2002 ended January 31, 2002, were:

*

Real Estate Owned
Real estate owned increased to $659,621,538 from the April 30, 2001, figure of $591,636,468.  The increase primarily resulted from the acquisition of additional investment properties net of dispositions as described below:

Acquired
Cottage Grove Retail Strip Center	$ 1,101,550
Interlachen Corporation Center	$ 16,691,307
Canyon Lake Plaza Apartments	$ 4,270,607
Bloomington Business Plaza	$ 7,405,669
Applewood on the Green	$ 10,364,745
Stone Container	$ 8,229,182
Thresher Square	$ 11,119,958

Sold
Sunchase Apartments	$ -1,042,210
Lester Chiropractic Center	$ - 268,917
Carmen Court Apartments	$ -301,322

*

Mortgage Loans Receivable
Mortgage loans receivable increased to $7,976,590 from $1,037,095 from April 30, 2001.  This increase resulted from the $3,200,000 short-term loan to Mankato Plaza Associates and the $4,022,393 advance of short-term construction loan to Edgewood Vista, net of receipts.

*	Notes Receivable Notes receivable increased to $3,500,000 from $0 from April 30, 2001. This increase resulted from a note receivable to Steven B. Hoyt. See Note 6.
*

Cash
Cash on hand on January 31, 2002, was $22,944,965 compared to $6,356,063 on April 30, 2001.  This increase resulted from the proceeds of the sale of marketable securities, new mortgages on existing properties, the sale of investment certificates, as well as the sale of shares.

*

Marketable Securities
During the second quarter ended October 31, 2001, IRET sold its marketable securities classified as held-to-maturity.  IRET sold its investment in marketable securities classified as available-for-sale in the first quarter ended July 31, 2001.

*

Mortgages Payable
Mortgages payable on January 31, 2002, totaled $403,949,096 compared to $368,956,930 at April 30, 2001.  This increase resulted from refinancing of maturing mortgages and the placement of new mortgages.  The average weighted interest rate payable on the outstanding indebtedness on January 31, 2002, was 7.42%.

*

Investment Certificates
Investment Certificates outstanding on January 31, 2002, totaled $21,581,463, compared to $11,876,417.  This increase resulted from the sale of new investment certificates to North Dakota residents as well as the reinvestment of accruing interest on outstanding investment certificates.

*

Operating Partnership Units
Outstanding Limited Partnership Units in the Operating Partnership increased to 9,277,836 Partnership Units on January 31, 2002, as compared to the 7,527,151 Units outstanding on April 30, 2001.  The increase resulted from the issuance of additional Partnership units to acquire the Cottage Grove Retail Center, Bloomington Business Center, the Canyon Lake Plaza Apartments, and Stone Container.

*

Shares of Beneficial Interest
Shares of Beneficial Interest outstanding on January 31, 2002, totaled 27,539,584 as compared to the 24,068,346 shares outstanding on April 30, 2001.  This increase resulted from the issuance of additional shares pursuant to IRET’s dividend reinvestment plan and the share offering of December 3, 2001 and January 25, 2002.

       As of the date of this report, IRET has entered into contracts to acquire the following real estate investments:

Property	Total Cost	Loan or UPREIT Contribution	Cash Required
23-Unit Pinehurst Apartment Complex - Billings, MT	715,000	715,000	0
Wirth Corporate Center (89,384 sq ft with 75,216 sq ft rentable) Golden Valley, MN	8,600,000	6,020,000	2,580,000
Morgan Chemical Building (49,620 sq ft industrial building), New Brighton, MN	2,425,000	1,675,000	750,000
Oakmont Estate Apartment Community (80 Units) Sioux Falls, SD	5,230,000	4,100,000	1,130,000
Total	$ 16,970,000	$ 12,510,000	$ 4,460,000

      In addition to the above acquisitions, IRET is committed to provide construction financing for an assisted living and Alzheimer care facility in Virginia, MN for $7,000,000, of which $4,022,393 was advanced as of January 31, 2002.

      IRET had cash on hand of $22,944,965 on January 31, 2002.  As of January 31, 2002, IRET’s unsecured credit lines with First International Bank & Trust, Bremer Bank, and First Western Bank & Trust, all of Minot, North Dakota, totaled $13,000,000 and $1,000,000 with Associated Bank of Minneapolis, MN.  None of said credit lines were in use on January 31, 2002.

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

The remainder of this page has been intentionally left blank.

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       The market risk to which IRET is exposed is a change in the interest rates payable on its indebtedness:

*

Credit Line Interest
As of January 31, 2002, as well as April 30, 2001, IRET owed zero dollars on its credit lines with local Minot, North Dakota, and Minneapolis, MN banks, which lines are tied to the New York prime interest rates.

*

Investment Certificates
As of January 31, 2002, IRET had issued an outstanding $21,581,463 of its investment certificates of which $2,903,359 will come due during  the balance of its Fiscal Year 2002, $10,381,817 during its Fiscal Year 2003, and the balance in later years.  Effective November 19, 2001, newly issued certificates will bear interest of 5% for 6 months, 5½ % for one-year, 6% for three-years and 6 ½% for five-years or longer.

*

Mortgage Loans
The balance of IRET’s indebtedness in individual mortgage loans secured by individual commercial and residential properties which totaled $403,949,096 as of January 31, 2002.  Of this amount, $22,208,301 is subject to variable interest rate agreements and $381,740,795 are fixed rates mortgages.  Of the outstanding mortgages, both fixed and variable, none will come due during the balance of Fiscal 2002, $7,412,767 comes due during Fiscal 2003, $4,643,886 comes due during Fiscal 2004, and the remaining balance comes due in later years.

*	No Hedge Agreements IRET has not entered into any interest rate hedge or other such agreements with respect to any of its indebtedness or business.

The remainder of this page has been intentionally left blank.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                None

Item 2.  Changes in Securities

                None

Item 3.  Defaults upon Senior Securities

                None

Item 4.  Submission of Matters to a Vote of Security Holders

                None

Item 5.  Other Information – Sale of Shares of Beneficial Interest

                 None

Item 6.  Exhibits and Reports on Form 8-K.

      The company filed an 8-K on January 17, 2002, disclosing the following material events:

     During the period from May 1, 2001, to January 2, 2002, Investors Real Estate Trust (“IRET”) purchased seven real estate properties at a total cost of $58,411,389.  Individually, the seven real estate properties are insignificant as defined by Regulation S-X, but in the aggregate, constitute a “significant amount of assets" as defined in Regulation S-X.  When acquisitions are individually insignificant but significant in the aggregate, Regulation S-X requires the presentation of audited financial statements for assets comprising a substantial majority of the individually insignificant properties.  IRET’s fiscal year 2002 real estate asset purchases first exceeded the minimum level of significance on January 2, 2002, with the purchase of a commercial office building located in Minneapolis, Minnesota.  The real estate assets acquired by IRET which constitute a “substantial majority” of the real estate assets acquired by IRET during fiscal year 2002 as measured by cost pursuant to Regulation S-X are detailed in the 8-K filed on January 17, 2002.  The required financial statements for the acquired property detailed in the 8-K will be filed by amendment hereto no later than sixty days after the date of the original filing.  The required pro forma financial information will be filed by amendment to the 8-K filed January 17, 2002, no later than sixty days after the date of the original filing.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS REAL ESTATE TRUST (Registrant)
By /s/ Diane K. Bryantt__________________      Diane K. Bryantt, Chief Financial Officer and Secretary

By: /s/ Thomas A. Wentz, Sr.______________       Thomas A. Wentz, Sr., President

Date: March 15, 2002