Form 10-Q/A
period 2002-01-31
INVESTORS REAL ESTATE TRUST
filed 2002-03-21
CIK 798359

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

	Nine Months Ended 01/31/02	Nine Months Ended Acquisitions Pro Forma Adjustments	Total Consolidated Pro Forma
REVENUE
Real Estate Rentals	$ 67,742,920	$ 4,590,325	$ 72,333,245
Interest, Discounts and Fees	817,987	0	817,987
Total Revenue	$ 68,560,907	$ 4,590,325	$ 73,151,232
EXPENSES
Interest	$ 22,619,159	$ 1,296,052	$ 23,915,211
Depreciation	11,372,808	603,852	11,976,660
Utilities and Maintenance	9,162,893	770,023	9,932,916
Taxes	6,637,475	460,408	7,097,883
Insurance	1,005,564	30,315	1,035,879
Property Management Expenses	5,168,144	167,881	5,336,025
Administrative Expenses and Trustee Services	1,138,337	0	1,138,337
Operating Expenses	415,944	0	415,944
Amortization	403,613	0	403,613
Total Expenses	$ 57,923,937	$ 3,328,531	$ 61,252,468

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$ 10,636,970	$ 1,261,793	$ 11,898,764
GAIN ON SALE OF PROPERTIES	327,678	0	327,678
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP INCOME	-3,002,753	-317,972	- 3,320,725

NET INCOME	$ 7,961,895	$ 943,821	$ 8,905,717

Net income per share (basic and diluted)	$ .32	$ .04	$ .36

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

      The net income included in this report shows a 3.7% decline for the three months ended January 31, 2002, to $2,240,252 from $2,327,262 for the third quarter of fiscal 2001 ending January 31, 2001. This decline was due to the allocation of an additional $378,000 of net income from the first and second quarters of fiscal 2002 to the limited partners of IRET's operating partnership, IRET Properties, a North Dakota Limited Partnership, during the third quarter of fiscal 2002. Pursuant to IRET's organizational documents, each limited partnership unit is entitled to receive the same share of net income as each share of beneficial interest. The additional allocations for the first and second quarter of fiscal 2002 were both made during the third quarter of fiscal 2002, thus resulting in the decline. This allocation will have no negative impact on IRET's full year net income.

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