Form 10-K
period 2002-04-30
INVESTORS REAL ESTATE TRUST
filed 2002-07-29
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
_________________________

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2002

Commission File Number  000-14851

INVESTORS REAL ESTATE TRUST
(Exact name of Registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0311232 (IRS Employer Identification No.)

12 South Main, Suite 100
Minot, North Dakota 58701
(Address of principal executive offices)

701-837-4738
(Registrant's telephone number, including area code)
_______________________

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Shares of Beneficial Interest (no par value)	Name of each exchange on which registered: The NASDAQ National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]  Yes  [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the Registrant's outstanding capital shares of beneficial interest held by non-affiliates was $278,847,079 based on the last reported sale price on the Nasdaq National Market on July 15, 2002.

The number of shares of beneficial interest outstanding as of April 30, 2002, was 27,847,079.

Documents Incorporated by Reference: Portions of IRET's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.

INVESTORS REAL ESTATE TRUST
(Registrant)

INDEX

PART I	PAGE
1. Business........................................................................................................	1
2. Properties.....................................................................................................	18
3. Legal Proceedings.........................................................................................	30
4. Submission of Matters to a Vote of Security Holders......................................	30

PART II
5. Market for Registrant's Common Stock and Related Security Holder Matters......................................................................................................	31
6. Selected Financial Data.................................................................................	33
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.................................................................................	34
7a. Quantitative and Qualitative Disclosures about Market Risk............................	53
8. Financial Statements and Supplementary Data................................................	53
9. Changes in and Disagreements on Accounting and Financial Disclosure...........	53

PART III
10. Directors and Executive Officers of the Registrant..........................................	54
11. Executive Compensation................................................................................	54
12. Security Ownership of Certain Beneficial Owners and Management................	54
13. Certain Relationships and Related Transactions..............................................	54

PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................	55
Exhibit Index..........................................................................................................	55
Signatures..............................................................................................................	57
Report of Independent Certified Public Accountants................................................	F-1 - F-47

PART 1

Certain statements included in this discussion and the documents incorporated into this Form 10K405 by reference are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include statements about our intention to invest in properties that we believe will increase in income and value; our belief that the real estate markets in which we invest will continue to perform well; our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long term growth; and other statements preceded by, followed by or otherwise including words such as "believe," "expect," "intend," "project," "anticipate," "potential," "may," "will," "designed," "estimate," "should," "continue" and other similar expressions. These statements indicate that we have used assumptions that are subject to a number of risks and uncertainties that could cause our actual results or performance to differ materially from those projected.

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

  the economic health of the markets in which we hold investments, specifically the states of Minnesota and North Dakota, or other markets in which we may invest in the future;
  the economic health of our commercial tenants;
  our ability to identify and secure additional multi-family residential and commercial properties that meet our criteria for investment;
  the level and volatility of prevailing market interest rates and the pricing of our shares;
  financing risks, such as the inability to obtain debt or equity financing on favorable terms, or at all;
  timely completion and lease-up of properties under construction;
  competition;
  compliance with applicable laws, including those concerning the environment and access by persons with disabilities; and
  other risks identified in this Form 10-K and from time to time in the reports that we file with the Securities and Exchange Commission or otherwise publicly disseminate.

  our inability to secure casualty insurance for losses caused by terrorist acts.
In light of these uncertainties, the events anticipated by our forward-looking statements might not occur. IRET undertakes no obligation to publicity update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements included in this Form 10-K should not be construed as exhaustive.

Item 1.  Business

Overview
We are a self-administered, externally managed equity Real Estate Investment Trust or REIT and our business consists of owning and operating income-producing real properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations though our operating partnership, IRET Properties, a North Dakota limited partnership. We have fundamental strategies of focusing our real estate investments in the upper Midwest, primarily in Minnesota, North Dakota, South Dakota, Montana and Nebraska, and of diversifying our investments between multi-family residential and commercial properties. For the twelve months ended April 30, 2002, our real estate investments in the states listed above accounted for 79% of our total gross revenue.

Our objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, adhering to targeted returns by acquiring properties in an attempt to create value for our investors.  We have increased our cash distributions every year since our inception 32 years ago and every quarter since 1988.

We seek to diversify our investments between multi-family residential and commercial properties. As of April 30, 2002, our real estate portfolio consisted of:

  66 multi-family residential properties, containing 8,296 apartment units and having a total investment (less accumulated depreciation) of $348 million; and
  67 commercial properties, containing 3,796,480 square feet of leasable space and having a total investment (less accumulated depreciation) of $333 million.
Typically, we attempt to concentrate our multi-family residential properties in communities with populations of approximately 35,000 to 500,000 and we attempt to concentrate our commercial holdings in metropolitan areas with populations of approximately 100,000 to three million. Our multi-family residential properties include apartment buildings, complexes, and communities. Our commercial properties include office buildings, warehouse and industrial facilities, medical office and health care facilities, and retail stores and centers. As of April 30, 2002, no single tenant accounted for more than 10% of our total commercial rental revenues. At April 30, 2002, the economic occupancy rates for our multi-family residential properties and our commercial properties were 94.4% and 97.2%, respectively. Our average economic occupancy rates for stabilized properties for the twelve-month period ended April 30, 2002, were 95.2% for multi-family residential properties and 96.6% for commercial properties. Economic occupancy rates are calculated by dividing the rent collected by the rent scheduled.

We generally use available cash or short-term floating rate debt to acquire real estate. We then replace such cash or short-term floating rate debt with fixed-rate secured debt, typically in an amount equal to 70% of the acquisition cost. In appropriate circumstances, we also may acquire one or more properties in exchange for limited partnership units of IRET Properties, which are convertible into IRET Shares of Beneficial Interest ("Shares") on a one-to-one basis after the expiration of a minimum holding period of one-year or longer. Subject to our continued ability to raise equity capital and exchange limited partnership units, we anticipate acquiring $100 million to $200 million of real estate assets on an annual basis.

We contract with locally based third-party management companies to handle all onsite management duties necessary for the proper operation of our properties.  Substantially, all of our management contracts provide for compensation ranging from 2.8% to five percent of gross rent collections and may be terminated by us in 60 days or less by providing written notice of termination. The use of locally-based management companies allows us to enjoy the benefits of local knowledge of the applicable real estate market, while avoiding the cost and difficulty associated with maintaining management personnel in every city in which we operate.

Business Developments Since May 1, 2001

Investments.  During the past fiscal year we acquired 10 commercial properties consisting of 1,276,603 leasable square feet for $119,329,418.  We also acquired five residential apartment communities containing 517 units for $23,950,924.  In order to complete these acquisitions, we used $33,249,171 of our own cash, issued 2,269,642 operating units in our operating partnership with a value of $20,138,748 and borrowed the balance of $89,892,423 from various lenders.

In December 2001, we issued 3,100,000 shares of beneficial interest for a sales price of $8.75 per share, raising net proceeds of $24,955,000.

In April 2002, we issued 3,600,000 shares of beneficial interest for a sales price of $9.50 per share, raising net proceeds of $31,806,000.

In April of 2002, we discontinued the issuance of investment certificates and the outstanding certificates will be redeemed as they mature.  The amount of certificates to be redeemed in fiscal 2003 and succeeding years is as follows:

Year Ending April 30,
2003	$ 16,484,256
2004	1,995,822
2005	2,221,533
2006	2,177,886
2007	2,307,085
$ 25,186,582

Other Developments During the Past Year
Property Dispositions. During the past fiscal year, we sold three commercial properties for a total of $2,032,213 and two residential apartment communities for a total $1,395,000 resulting in a total gain of $604,282 for fiscal 2002.

Employees
As of April 30, 2002, we had 18 full time employees.

Environmental Matters
Under various federal, state and local laws, ordinances and regulations, owners as well as tenants and operators of real estate may be required to investigate and clean up hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination.  In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination.  We have reviewed some preliminary environmental surveys of the facilities we own.  Based upon that review we do not believe that any of these properties are subject to any material environmental contamination.  However, no assurances can be given that:

  a prior owner, operator or occupant of our facilities or the properties we intend to acquire did not create a material environmental condition not known to us which might have been revealed by more in-depth study of the properties; and
  future uses or conditions  (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us.
Structure
We were organized as a REIT under the laws of the State of North Dakota on July 31, 1970. We will continue in existence until the expiration of 20 years after the death of the last survivor of the seven original members of our Board of Trustees, unless sooner terminated or extended by a vote of shareholders holding a majority of the issued and outstanding Shares. Five of the seven original members of our Board of Trustees are still living, the youngest being 67 years of age. Our existence may be extended indefinitely by an action of the members of the Board of Trustees, which is approved by the vote of shareholders holding fifty per cent or more of the outstanding Shares.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code, and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted all of our daily business operations through IRET Properties. IRET Properties is organized under the laws of the State of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family apartment buildings and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified

REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties, which is held by IRET, Inc. As of April 30, 2002, IRET, Inc. owned a 74% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners, none of whom own more than ten percent of the outstanding limited partnership units.

Competition
Investing in and operating real estate is a very competitive business.  We compete against other REITs, numerous financial institutions and numerous individuals and public and private companies who are actively engaged in this business.  We do not believe we have a dominant position in any of the geographic markets in which we operate but some of our competitors are dominant in selected markets.  Many of our competitors have greater financial and management resources than we have. We believe the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages which have and will allow us to operate our business successfully despite the competitive nature of our business.

Investment Strategy and Policies
Our investment strategy is to invest in multi-family apartment communities and certain commercial properties, such as warehouses, retirement homes, manufacturing plants, offices and retail properties, that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we do have real estate investments in South Dakota, Montana and Nebraska, as well as, Colorado, Georgia, Idaho, Iowa, Kansas, Michigan, Washington and Texas. We generally seek to leverage all of the property that we acquire so that the debt on such property is approximately 70% of the property's value.

In order to implement our investment strategy we have certain investment policies. Our significant investment policies are as follows:

   Investments in Real Estate or Interests in Real Estate.  We currently own multi-family residential real estate properties and/or commercial real estate properties in 13 states. We may invest in real estate, or interests in real estate, located anywhere in the United States, however, we currently plan to focus our investments in those states in which we already have property, with specific concentration in Minnesota, North Dakota, Nebraska, Montana, and South Dakota. Similarly, we may invest in any type of real estate or interest in real estate including, but not limited to, office buildings, apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage, except we may not invest more than ten percent of our total assets in unimproved real estate, excluding property being developed or property where development will be commenced within one year.e operation of our real estate, as it pertains to the day-to-day management, is delegated to third-party professional real estate management companies. All major operating decisions concerning the operation of our real estate are made by the Board of Trustees.

The method of financing the purchase of real estate investments is primarily from borrowed funds and the sale of Shares.

We intend to distribute all of the net income generated from rental income and interest income to our shareholders and limited partners in quarterly cash distributions in January, April, July, and October.

There is no limitation on the number or amount of mortgages that may be placed on any one piece of property, unless we seek to borrow an amount in excess of 300% of our total net assets, in which case our Second Restated Declaration of Trust requires that such amount be approved by a majority of the independent members of the Board of Trustees and disclosed to the shareholders in the next quarterly report, along with justification for such excess. In addition to the 300% limitation on total indebtedness, it is our policy that we will not exceed a 70% debt level on our real estate assets. As of April 30, 2002, our ratio of total real estate mortgages to total real estate assets was 67%, while our ratio of total indebtedness as compared to our net assets was 223%. This policy may be changed at anytime, or from time to time, without notice to, or approval of, our shareholders.

It is not our policy to acquire assets primarily for capital gain through sale in the short term. Rather, it is our policy to acquire assets with an intention to hold such assets for at least a 10-year period. During the holding period, it is our policy to seek current income and capital appreciation through an increase in the price of our Shares as a result of the increase in value of the underlying real estate portfolio, as well as increased revenue as a result of higher rents.

Any policy as it relates to investments in real estate or interests in real estate may be changed by the trustees at anytime without notice to or a vote of the shareholders.

  Investments in Real Estate Mortgages.  While not our primary business focus, we do make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. Over the last three years, we have made a number of mortgage loans, most of which are still outstanding. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the underlying property.

  Unless otherwise approved by the Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85% of the property's appraised value.

  We can invest in second mortgages without notice to, or the approval of, our shareholders. As of April 30, 2002, we only had two second mortgages with a principal balance of $145,387.  We do not currently plan to invest in any other second mortgages.

Our policies relating to mortgage loans, including second mortgages, may be changed by the Board of Trustees at any time, or from time to time, without notice to, or a vote of, the shareholders.
  Investments in the Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Securities.  We are permitted to invest in the securities of other entities engaged in the ownership and operation of real estate. Over the past three years, we have purchased United States guaranteed obligations and common shares of five other publicly traded REITs. These purchases were made solely for the purpose of holding cash until future real estate investments were identified.

  In no event were the purchases of the shares of publicly traded REITs made for the purpose of exercising control over such issuer. No further such investments are currently planned.

  We have a number of wholly owned limited partnerships and companies that were organized for the sole purpose of conducting our real estate business activities.

  Any policy, as it relates to investments in other securities, may be changed by the members of the Board of Trustees at anytime, or from time to time, without notice to, or a vote of, the shareholders.

Total Real Estate Rental Revenue
As of April 30, 2002, our real estate portfolio consisted 53% of multi-family apartment complexes, based on the dollar amount of our original investment plus capital improvements through April 30, 2002, and 47% of commercial buildings, and based on the dollar amount of our original investment plus capital improvements through April 30, 2002. The dollar amounts and percentages of total real estate rental revenue by property group for each of the three most recent fiscal years ended April 30, were as follows:

	Apartment Gross Revenue	%	Commercial Gross Revenue	%	Total Revenue

2002	$ 59,052,950	64%	$ 32,685,652	36%	$ 91,738,602
2001	55,806,712	75%	18,994,010	25%	74,800,722
2000	42,379,855	78%	11,878,026	22%	54,257,881

Increase of Commercial Property Investments
Historically, the assets in our portfolio consisted predominantly of multi-family residential properties, as compared to commercial properties. More recently, our investment activities have caused this balance to shift so that the percentage of commercial properties held in our portfolio has increased significantly. Specifically, approximately 85% of our property acquisitions made in within the past 24 months have been commercial properties. This change is predominantly due to the greater availability of commercial properties on terms that meet our financial and strategic objectives. If current market conditions continue, we anticipate that the percentage of commercial properties could equal or exceed the percentage of multi-family residential properties during fiscal 2003. This may not, however, be a long-term trend as in future periods we may purchase a greater percentage of multi-family residential properties depending on market conditions.

Recent Acquisitions, Dispositions and Tenants
During the three most recent fiscal years ending April 30, we acquired 15 apartment communities, consisting of 2,401 units, for a total cost of $163 million, and 48 commercial properties, containing 2.8 million square feet of space, for a total cost of $273 million. During the most recent fiscal year ended April 30, 2002, we sold 5 properties, realizing a net gain of $600,000. No single tenant accounted for more than ten percent of revenues during any of the past three fiscal years. As of April 30, 2002, our three largest commercial tenants as a percentage of total commercial rents were: Step II, INc. DBA Edgewood Vista 9%, HealthEast Medical 6% and Great Plains Software, a subsidiary of Microsoft, Inc. 6%.

Economic Occupancy Rates
Economic occupancy rates are shown below for each property group in each of the three most recent fiscal years ending April 30. Economic occupancy rates are calculated by dividing the rent collected by the rent scheduled. In the case of apartment properties, lease arrangements with individual tenants vary from month-to-month to one-year leases, with the normal term being six months. Leases on commercial properties vary from one to 20 years.

	2002	2001	2000
Apartment Occupancy	94.40%	93.96%	93.24%
Commercial Occupancy	97.90%	97.20%	97.80%

Material Lease Terms
     Residential.  Our typical residential lease terms are as follows:

          (i)         Terms of three to twelve months.

          (ii)        Month-to-month occupancy is generally not permitted.

          (iii)       Water, sewer and garbage are included in the monthly rent, and all other utilities and services are the direct  responsibility of  the tenant.

          (iv)       Tenants are not required to carry renter's insurance.

     Commercial.  Our typical commercial least terms are as follows:

          (i)         Terms from one to 20 years plus guaranteed renewal terms.

          (ii)        Renewal term rents will be equal to current market rents at time of renewal, and in no event less than the most  recent rental rate.

          (iii)       Tenant pays all expenses associated with taxes, insurance, repairs, daily operations and maintenance.

          (iv)       Rent is payable in fixed monthly amounts (less than five percent of rental income is based on our commercial tenant's sales).

          (v)       Tenants are prohibited from assigning their lease or subleasing without our written approval.

          (vi)       We may sell the property and assign the lease at any time without the approval of the tenant.

          (vii)      We do not grant tenants an option to purchase the property.

Certain Lending Requirements
In certain instances, in connection with the acquisition of investment properties, the lender financing such properties may require, as a condition of the loan, that the properties be owned by a "single asset entity." Accordingly, we have organized two wholly-owned subsidiary corporations, and IRET Properties has organized several limited partnerships, for the purpose of holding title in an entity that complies with such lending conditions. All financial statements of these subsidiaries are consolidated into our financial statements.

Selection, Management and Custody of Our Real Estate Assets
The day to day management of our real estate assets is handled by third-party professional real estate management companies. Day-to-day management activities include, the negotiation of potential leases, the preparation of proposed operating budgets and the supervision of routine maintenance and capital improvements that have been authorized by us. All activities relating to the purchase, sale, insurance coverage, capital improvements, approval of commercial leases and annual operating budgets and major renovations are made exclusively by our employees and are then implemented by the third-party property management companies.

As of April 30, 2002, we had property management contracts with the following companies:

Firm	Address

Bayport Properties	300 S. Hwy. 169, Suite 120, Minneapolis, MN 55426
Builder's Management & Investment Co.	1445 1st Avenue North, Fargo, ND 58102
Coast Management	PO Box 2066, Boise, ID 83701-2066; 2610 Wetmore Avenue, Everett, WA 98206
Coldwell Banker First Realty	PO Box 9379, Fargo, ND 58106-9379
ConAm	2301 Ohio Dr., Suite 285, Plano, TX 75093; 10800 E. Bethany Dr., Aurora, CO 80014
Dakota Commercial	1197 B S. Columbia Rd., Grand Forks, ND 58201
Fischer & Erwin Property Management	730 Main Street, Suite 204, Billings, MT 59107
Hoyt Properties, Inc	5700 Smetana Dr., Minnetonka, MN 55343
Investors Management and Marketing, Inc	PO Box 2064, Minot, ND 58702-2064
Illies Nohave Heinen Property Mgmt.	300 E. Germain St., St. Cloud, MN 56304
Kahler Property Management	2020 W. Omaha, Rapid City, SD 57702
Opus Northwest Management, L.L.C.	10350 Bren Rd. W., Minnetonka, MN 55343; PO Box 59110, Minneapolis, MN 55459-0110
Remada	12400 Whitewater Dr, Suite 140, Minnetonka, MN 55343
Sand Companies, Inc.	PO Box 727, Waite Park, MN 56387-0727
United Properties	3500 West 80th Street, Minneapolis, MN 55431
Weis Management	2227 7th St. NW, Rochester, MN 55901

All management contracts may be terminated by us without cause or penalty upon no more than 60-days written notice. It is our understanding that each of the property management companies listed above are properly licensed, insured and bonded to the extent required for their particular duties.

With the exception of Hoyt Properties, Inc., none of the firms engaged to provide property management services are affiliated with IRET, its officers or members of its Board of Trustees. Hoyt Properties, Inc. is owned 100% by Steven B. Hoyt, a member of our Board of Trustees, and his wife.  Hoyt Properties manages the commercial buildings we acquired from him pursuant to written management contracts.

With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, most brokers receive a commission of up to seven percent of the total rent to be paid over the term of the lease. This commission rate is the industry standard and, in our opinion, commercially reasonable.

Policies With Respect to Certain of Our Activities
The following information is a statement of our current policies as they pertain to the described activities.

  Cash Distributions to Shareholders and Unitholders.  We intend to continue our policy of making cash distributions to our shareholders and unitholders of approximately 70% of our funds from operations and to use the remaining 30% for capital improvements or the purchase of additional properties.  This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders.

  Issuing Senior Securities.  We have issued and outstanding investment certificates, which are issued for a definite term and annual interest rate. In the event of our dissolution, the investment certificates would be paid in preference to our Shares.

  We do not plan to issue other senior securities in the future.  Our Second Restated Declaration of Trust does not, however, prohibit us from issuing additional senior securities with liquidation preferences superior to our Shares.  The decision regarding whether to issue additional senior securities may be made by the members of the Board of Trustees at any time, or from time to time without notice to, or approval of our shareholders.
  Borrowing Money.  We rely on borrowed funds in pursuing our investment objectives and goals. It is our policy to seek to borrow up to 70% of the cost of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with the Board of Trustees and can be changed by the Board of Trustees at any time, or from time to time, without notice to, or a vote of, the shareholders. Such policy is subject, however, to the limitation in our Second Restated Declaration of Trust, which provides that unless justified and approved by a majority of the independent members of the Board of Trustees and disclosed to shareholders in the next quarterly report along with justification for such excess, we may not borrow more than 300% of the value of our total portfolio of assets. Our Second Restated Declaration of Trust does not impose any limitation on the amount that we may borrow against any one particular property.
For the three most recent fiscal years ended April 30, we have borrowed funds on new property acquisitions and developments as follows:
	2002	2001	2000

Cost of property acquired or developed	$143,280,342	$143,042,292	$ 154,094,051
Net increase in borrowings	$ 90,611,975	$ 93,794,047	$ 89,985,698
Borrowing as a percentage of cost	63%	65%	58%

   Underwriting Securities of Other Issuers.  We have not, for the past three years, engaged in, and we are not currently engaging in, the underwriting of securities of other issuers. Our Second Restated Declaration of Trust does not impose any limitation on our ability to underwrite the securities of other issuers. Any decision to do so is vested solely in the Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, the shareholders.

  Engaging in the Purchase and Sale or Turnover of Investments.  We have not, for the past three years, engaged in, and we are not currently engaging in the purchase and sale or turnover of investments. It is our policy to acquire or develop real estate that will be held for a period of at least ten years. Even though we have not engaged, and we are not currently engaging in this practice, our Second Restated Declaration of Trust does not impose any limitation on our ability to do so. Any decision to do so is vested solely in the Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, the shareholders.

  Offering Securities in Exchange for Property.  Our organizational structure allows us to offer IRET Properties limited partnership units in exchange for real estate, and we plan to do such on a continuous and ongoing basis. The IRET Properties limited partnership units are convertible into shares on a one-for-one basis after a minimum one-year holding period. All IRET Properties limited partnership units receive the same cash distributions as those paid on shares. Limited partners of IRET Properties are not entitled to vote on any matters affecting us until they convert their IRET Properties limited partnership units to shares. All exchanges of IRET Properties limited partnership units to shares are subject to approval by the Board of Trustees, on such terms and conditions that are deemed reasonable by the Board.

  Our Second Restated Declaration of Trust does not contain any restrictions on our ability to offer IRET Properties limited partnership units in exchange for property. As a result, any decision to do so is vested solely in the Board of Trustees. This policy may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders. For the three most recent fiscal years ending April 30, we have issued the following IRET Properties limited partnership units in exchange for properties:

	2002	2001	2000

Limited partnership units issued	2,269,643	2,968,030	2,709,253
Dollar value	$20,138,748	$25,344,059	$ 21,602,838
  Acquiring or Repurchasing Shares.  As a REIT, it is our intention to only invest in real estate assets. Our Second Restated Declaration of Trust does not prohibit the acquisition or repurchase of our shares or other securities so long as such activity does not prohibit us from operating as a REIT under the Code. Any policy regarding the acquisition or repurchase of our shares or other securities is vested solely in the Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, the shareholders.

Over the past three years, we have repurchased shares under the terms of our distribution reinvestment plan for allocation to those shareholders that elect to reinvest their distributions in additional shares. For the three most recent fiscal years ended April 30, we have repurchased the following number and amount of shares:

For the Period Ending April 30
	2002	2001	2000

Number of shares	16,200	555,785	372,500
Total price paid by IRET	$ 134,986	$ 4,478,401	$ 2,97,0675
Average price per share	$ 8.332	$ 8.057	$ 7.97

IRET Properties Agreement of Limited Partnership
The material terms of the IRET Properties Agreement of Limited Partnership are as follows:

  Authority of the Sole General Partner.  As the sole general partner, IRET, Inc. has full, exclusive and complete authority, responsibility and discretion in the management and control of IRET Properties, and the limited partners have no authority in their capacity as limited partners to transact business for, or participate in, the management activities or decisions of IRET Properties, except as required by applicable law.

  Amendment of the Agreement of Limited Partnership.  Any amendment to the Agreement of Limited Partnership that would (i) adversely affect the exchange rights, as described below, (ii) adversely affect the limited partners' rights to receive cash distributions, or (iii) alter the limited partnership's allocations of capital, requires the consent of more than 50% of the limited partnership units.

  Transferability of General Partnership and Limited Partnership Interests and Certain Transactions. IRET, Inc. may not (i) voluntarily withdraw as the sole general partner of IRET Properties, or (ii) transfer or assign its general partnership units, unless the transaction in which such withdrawal or transfer occurs results in the limited partners receiving property in an amount equal to the amount they would have received had they exercised their exchange rights, as discussed below, immediately prior to such transaction, or unless the successor to IRET, Inc. contributes substantially all of its assets to the IRET Properties in return for an interest in IRET Properties. With certain limited exceptions, the limited partners may not transfer their limited partnership units, in whole or in part, without the written consent of IRET, Inc., which may be withheld in its sole discretion. IRET, Inc. may not consent to any transfer that would cause IRET Properties to be treated as a corporation for federal income tax purposes.
IRET Properties may not engage in any transaction that would result in a change of control transaction unless, in  connection with the transaction, the limited partners receive or have the right to receive cash or other property equal to the product of the number of our shares into which each limited partnership unit is then exchangeable and the greatest amount of cash, securities or other property paid in the transaction to the holder of one of our shares in consideration of one such share. If, in connection with the transaction, a purchase, tender or exchange offer has been made to, and accepted by, the holders of more than fifty percent (50%) of our outstanding shares, each holder of limited partnership units will receive, or will have the right to elect to receive, the greatest amount of cash, securities or other property that such holder would have received had he or she exercised his or her right to redemption and received shares in exchange for his or her limited partnership units immediately prior to the expiration of such purchase, tender or exchange offer and had accepted such purchase, tender or exchange offer.
Despite the foregoing paragraph, we may merge, or otherwise combine our assets, with another entity if, immediately after such merger or other combination, substantially all of the assets of the surviving entity, other than our ownership in IRET Properties, are contributed to IRET Properties as a capital contribution in exchange for general partnership units of IRET  Properties with a fair market value, as reasonable determined by us, equal to the agreed value of the assets so contributed.    In connection with any transaction described in this or the preceding paragraph, we are required to use our commercially reasonable efforts to structure such transaction to avoid causing the limited partners to recognize gain for federal income tax purposes by virtue of the occurrence of, or their participation in, such transaction; provided that such efforts are consistent with the exercise of the fiduciary duties of the members of the Board of Trustees under applicable law.
  Capital Contributions to IRET Properties.  All of our assets were contributed to, and are now held, by IRET Properties or a subsidiary of IRET Properties. Under the Agreement of Limited Partnership, IRET, Inc. is obligated to contribute, or cause us to contribute, the proceeds of any offering of Shares as additional capital to IRET Properties. As such, any proceeds that we receive from future stock offerings will be contributed to IRET Properties and will be deemed to be a capital contribution to IRET Properties in the amount of the gross proceeds of the offering.  IRET Properties will simultaneously be deemed to have paid the expenses incurred in connection with any such offering.

  Upon the contribution of the proceeds from offerings of Shares or other capital contributions, we or IRET, Inc., as applicable, will receive additional general partnership units and our or IRET, Inc.'s percentage interest, as applicable, in IRET Properties will be increased on a proportionate basis based upon the amount of such contributions. Conversely, the percentage interests of the limited partners will be decreased on a proportionate basis. In the event that a capital contribution in the form of property is made by us or IRET, Inc., as applicable, to IRET Properties, IRET, Inc. will revalue the property of IRET Properties to its fair market value as determined by IRET, Inc. and the capital accounts of the partners will be adjusted to reflect the manner in which the unrealized gain or loss inherent in such property, which has not been reflected in the capital accounts previously, would be allocated among the partners under the terms of the Agreement of Limited Partnership if there were a taxable disposition of such property at fair market value on the date of the revaluation.

The Agreement of Limited Partnership further provides that if at any time, or from time to time, IRET Properties requires additional funds in excess of funds available to IRET Properties from borrowing or capital contributions, either we or IRET, Inc. may borrow such funds from a financial institution or other lender and lend such funds to IRET Properties on the same terms and conditions as are applicable to us or IRET, Inc., as applicable, in connection with the borrowing of such funds.

Furthermore, IRET, Inc. is authorized to cause IRET Properties to issue partnership units for less than fair market value if we (i) have concluded in good faith that such issuance is in the best interest of us and IRET Properties and (ii) IRET, Inc. makes a capital contribution in an amount equal to the proceeds of such issuance.

  Exchange Rights of Limited Partners.  Pursuant to the Agreement of Limited Partnership of IRET Properties, the limited partners have exchange rights that enable them to cause IRET Properties to exchange their limited partnership units for cash, or at the option of IRET, Inc., our shares, on a one-for-one basis. The exchange price will be paid in cash in the event that the issuance of our shares to the exchanging limited partner would:

  (i)      result in any person owning, directly or indirectly, shares in excess of the ownership limitation of 50% of the outstanding shares;

  (ii)     result in our shares being owned by fewer than 100 persons;

  (iii)    result in us being "closely held" within the meaning of Section 856(h) of the Code;

  (iv)    cause us to own, actually or constructively, ten percent or more of the ownership interest in on our or IRET Properties' tenants' real estate, within the meaning of Section 856(d)(2)(D) of the Code; or

  (v)     cause the acquisition of our shares by such redeeming limited partner to be "integrated" with any other distribution of our shares for purposes of complying with the Securities Act of 1933.

The exchange may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the limited partnership units; provided, however, that not more than two exchanges may occur during  each calendar year, and each limited partner may not exercise the exchange for less than 1,000 units or, if such limited partner holds less than 1,000 units, all of the units held by such limited partner. The number of our shares issuable upon an exchange will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our shareholders.

  Operation of IRET Properties and Payment of Expenses.  The Agreement of Limited Partnership of IRET Properties requires that the partnership be operated in a manner that will enable us to satisfy the requirements for being classified as a REIT for federal tax purposes, to avoid any federal income or excise tax liability imposed by the Code and to ensure that IRET Properties will not be classified as a publicly traded partnership for purposes of Section 7704 of the Code. In addition to the administrative and operating costs and expenses incurred by IRET Properties, IRET Properties will pay all of the administrative costs and expenses for us and IRET, Inc. All of our expenses will be considered expenses of IRET Properties. Our expenses generally include:

  (i)      all expenses relating to the operation and continuity of existence of both us and IRET, Inc.;

  (ii)     all of our expenses relating to the public offering and registration of our securities;

  (iii)    all expenses incurred by us that are associated with the preparation and filing of any periodic reports required under federal, state or local laws or regulations;

  (iv)    all expenses incurred by us or IRET, Inc. that are associated with the compliance with laws, rules and regulations promulgated by any regulatory body; and

  (v)     all other operating or administrative costs of IRET, Inc. incurred in the ordinary course of its business on behalf of IRET Properties.

  Distributions and Liquidation.  The Agreement of Limited Partnership of IRET Properties provides that it will distribute cash from operations on a quarterly basis, in amounts determined by IRET, Inc. in its sole discretion, to the partners in accordance with their respective percentage interests in IRET Properties. Upon the liquidation of IRET Properties, and after payment of, or adequate provision for, debts and obligations of IRET Properties, any remaining assets will be distributed to all partners with positive capital accounts in accordance with their respective positive capital account balances. In the event that we have a negative balance in our capital account following a liquidation, we will be obligated to contribute cash equal to the negative balance in our capital account.

  Allocations.  Income, gain and loss of IRET Properties for each fiscal year is allocated among the partners in accordance with their respective interests, subject to compliance with the provisions of Code Sections 704(b) and 704(c) regulations issued thereunder.

  Term.  IRET Properties will continue until April 30, 2050, or until sooner dissolved upon:

  (i)      the bankruptcy, dissolution or withdrawal of IRET, Inc.;

  (ii)     the sale or other disposition of all or substantially all of its assets;

(iii)    the redemption of all limited partnership interests; or

(iv)    the election by IRET, Inc.
  Fiduciary Duty.  Before becoming a limited partner, each limited partner must agree that in the event of any conflict in the fiduciary duties owed by us to our shareholders and by IRET, Inc. to such limited partners, IRET, Inc. will fulfill its fiduciary duties to such limited partnership by acting in the best interests of our shareholders.

  Tax Matters.  IRET, Inc. is the tax matters partner of IRET Properties and, as such, has authority to handle tax audits and to make tax elections under the Code on behalf of IRET Properties and the limited partners.

Item 2.  Properties

IRET is a qualified "real estate investment trust" under Section 856-858 of the Internal Revenue Code, and is in the business of making passive investments in real estate equities and mortgages. These real estate investments are managed by third-party professional real estate management companies on behalf of IRET.
Summary of Real Estate Investment Portfolio
	April 30, 2002		April 30, 2001

Real Estate Investments

Real Estate Owned	$ 740,319,436		$ 591,636,468
Less Depreciation Reserve	-58,925,517		-44,093,145
	$ 681,393,919	93.3%	$ 547,543,323	96.0%

Mortgage Loans Receivable	3,952,762	..5%	1,037,095	..2%
Total Real Estate Investments	$ 685,346,681		$ 548,580,418

Other Assets

	April 2002		April 2001
Cash & Marketable Securities	$ 22,833,426		$ 9,368,176
Furniture & Fixtures	209,121		187,313
Goodwill	1,440,817		1,550,246
Deposits & Accruals	20,378,973		10,635,971
Total Other Assets	$ 44,862,337	6.2%	$ 21,741,706	3.8%
Total Assets	$ 730,209,018	100.0%	$ 570,322,124	100.0%

Summary of Individual Properties Owned as of April 30, 2002

Commercial Properties

State & City	Property Type	Square Feet	Investment	Fiscal 2002 Economic Occupancy

Georgia
Lithia Springs
Wedgewood	Retirement Center	29,408	$ 3,971,878	100.00%
Georgia Total		29,408	$ 3,971,878	100.00%
Idaho
Boise
America's Best	Furniture Store	69,599	$ 4,788,294	0.00%
Idaho Total		69,599	$ 4,788,294	0.00%
Michigan
Kentwood
Comp USA	Retail	16,080	$ 2,121,474	100.00%
Michigan Total		16,080	$ 2,121,474	100.00%
Minnesota
Bloomington
Bloomington Bus. Ctr.	Office Building	121,064	$ 7,445,108	n/a
Pillsbury Business Ctr.	Office Building	42,220	1,842,601	67.09%
Burnsville
Burnsville Bluffs	Office Building	45,158	2,453,911	100.00%
Nicollet VII	Office Building	125,385	7,360,670	100.00%
Cottage Grove
Cottage Grove Center	Strip Mall	15,217	1,116,089	n/a
Duluth
Edgewood Vista I & II	Assisted Living	74,984	7,183,519	100.00%
Eagan
2030 Cliff Road	Office Building	13,374	982,763	100.00%
Lexington Commerce	Office Building	89,840	5,486,349	76.66%
S.E. Tech Center	Office Building	58,300	6,115,854	100.00%
East Grand Forks
East Grand Station	Convenience Store	16,103	1,392,251	100.00%
Edgewood Vista I & II	Assisted Living	16,392	1,430,136	100.00%
Eden Prairie
Flying Cloud Drive	Office Building	62,585	5,160,600	93.97%
Lindberg Building	Office / Warehouse	41,880	1,608,535	100.00%
ViroMed	Office Building	48,700	4,863,634	100.00%
Edina
Dewey Hill Business Ctr.	Office Building	73,338	4,869,054	100.00%
Interlachen	Office Building	105,084	16,691,307	n/a
Southdale Medical Center	Office Building	195,983	32,588,538	100.00%

State & City	Property Type	Square Feet	Investment	Fiscal 2002 Economic Occupancy

Minnesota - continued
Golden Valley
Wirth Corporate Center	Commercial Office	75,216	8,629,281	n/a
Maple Grove
Northgate II	Office Building	25,999	2,357,893	100.00%
Maplewood & Woodbury
HealthEast I & II	Office Building	114,316	21,600,999	100.00%
Mendota Heights
Mendota Center I	Office Building	59,852	10,196,443	n/a
Mendota Center II	Office Building	88,398	8,014,563	n/a
Mendota Center III	Office Building	60,776	6,853,818	n/a
Mendota Center IV	Office Building	72,231	8,604,537	n/a
Mendota Northland	Office Building	146,808	17,610,899	n/a
Minnetonka
Hospitality Associates	Office Building	4,000	405,548	100.00%
Wayroad	Commercial Office	62,383	5,394,985	n/a
Minneapolis
Thresher Square East	Office Building	57,891	6,560,775	n/a
Thresher Square West	Office Building	54,945	4,559,183	n/a
Moorhead
Pioneer Seed Co.	Office/Warehouse	13,600	653,876	0.00%
New Brighton
Morgan Chemical	Industrial Building	49,620	2,428,810	n/a
Plymouth
Plymouth Tech IV	Office Building	53,309	5,901,898	100.00%
Plymouth Tech V	Office Building	73,500	8,445,892	100.00%
Rochester
Maplewood Square	Strip Mall	118,398	11,906,217	94.08%
Roseville
Stone Container	Distribution Center	229,072	8,265,239	n/a
St. Cloud
Cold Spring Center	Office Building	77,533	8,397,336	100.00%
Virginia
Edgewood Vista	Assisted Living	70,313	6,958,383	n/a%
Waconia
Stone Container	Distribution Center	29,440	1,666,518	100.00%
Winsted
Sterner Lighting	Manufacturing Plant	38,000	$ 1,000,789	100.00%
Minnesota Total		2,721,207	$ 265,004,801	97.44%

State & City	Property Type	Square Feet	Investment	Fiscal 2002 Economic Occupancy

Montana
Belgrade
Edgewood Vista	Assisted Living	5,100	$ 453,494	100.00%
Billings
Creekside Office Park	Office Building	34,603	2,045,789	100.00%
Edgewood Vista	Assisted Living	11,800	980,218	100.00%
Kalispell
Edgewood Vista	Assisted Living	5,895	588,113	100.00%
Missoula
Edgewood Vista	Assisted Living	10,150	962,429	100.00%
Montana Total		67,548	5,030,043	100.00%
Nebraska
Columbus
Edgewood Vista	Assisted Living	5,100	$ 455,626	100.00%
Fremont
Edgewood Vista	Assisted Living	6,042	552,172	100.00%
Grand Island
Edgewood Vista	Assisted Living	5,100	455,626	100.00%
Hastings
Edgewood Vista	Assisted Living	6,042	571,538	100.00%
Omaha
Ameritrade Headquarters	Office Building	73,742	8,348,798	100.00%
Barnes & Noble	Retail Bookstore	27,500	3,699,197	100.00%
Edgewood Vista	Assisted Living	6,042	641,252	100.00%
Nebraska Total		129,568	$ 14,724,209	100.00%
North Dakota
Fargo
Barnes & Noble	Retail	30,000	3,274,996	100.00%
Great Plains Software	Campus Facility	122,040	15,375,154	100.00%
Petco	Retail	18,040	1,278,934	100.00%
Stone Container	Office/Manufacturing	195,075	7,105,566	100.00%
Grand Forks
Carmike Theatre	Retail	28,528	2,545,737	100.00%
MedPark Mall	Retail	59,177	5,696,588	100.00%
Minot
1st Avenue Building	Office Building	15,357	537,189	52.70%
12 South Main	Office Building	10,126	411,487	93.50%
17 South Main	Office Building	3,250	90,000	100.00%
401 South Main	Office Building/Parking	8,597	617,282	83.04%
Arrowhead Shopping Ctr.	Strip Mall	76,424	3,005,419	95.94%

State & City	Property Type	Square Feet	Investment	Fiscal 2002 Economic Occupancy

North Dakota - continued
Minot
Edgewood Vista	Assisted Living	97,821	6,270,707	100.00%
Minot Plaza	Retail	11,020	519,615	100.00%
North Dakota Total		675,455	$ 46,728,674	98.32%
South Dakota
Rapid City
Conseco	Office Building	75,815	$ 7,044,870	100.00%
Sioux Falls
Edgewood Vista	Assisted Living	11,800	974,739	100.00%
South Dakota Total		87,615	$ 8,019,609	100.00%

Total Commercial		3,796,480	$ 350,388,982	96.84%

Apartment Communities

State & City	Units	Investment	Fiscal 2002 Occupancy

Colorado
Colorado Springs
Neighborhood	192	$ 11,556,236	94.35%
Ft. Collins
MiraMont	210	14,458,518	94.90%
Pine Cone	195	13,322,465	92.14%
Colorado Total	597	$ 39,337,219	93.17%
Idaho
Boise
Clearwater	60	$ 3,873,512	90.75%
Idaho Total	60	$ 3,873,512	90.75%
Iowa
Sioux City
Ridge Oaks	132	$ 4,595,627	92.70%
Iowa Total	132	$ 4,595,627	92.70%
Kansas
Topeka
Crown Colony	220	$ 10,881,547	93.31%
Sherwood	300	16,268,055	93.64%
Kansas Total	520	$ 27,149,602	93.50%

State & City	Units	Investment	Fiscal 2002 Economic Occupancy

Minnesota
Moorhead
Eastgate	116	$ 2,521,483	95.99%
Rochester
Heritage Manor	182	7,897,920	93.51%
Woodridge	108	6,849,155	97.56%
Sunset Trail	73	7,772,834	87.24%
Sunset Trail II	73	6,858,532	73.01%
Sunset Trail III	n/a	329,227	n/a
St. Cloud
Lancaster Place	84	3,260,739	92.74%
Park Meadows	360	12,010,183	96.47%
West Stonehill	313	11,970,748	98.47%
Minnesota Total	1,309	$ 59,470,821	95.60%
Montana
Billings
Castle Rock	165	$ 5,828,773	92.38%
Country Meadows I	67	4,371,416	96.42%
Country Meadows II	67	4,364,972	93.65%
Olympic Village	274	11,983,207	96.34%
Pinehurst	21	751,310	n/a
Rimrock West	78	3,987,318	99.13%
Rocky Meadows	98	6,772,511	97.40%
Montana Total	770	$ 38,059,507	95.57%
Nebraska
Lincoln
Thomasbrook	264	$ 10,155,696	95.91%
Omaha
Applewood on the Green	234	10,810,426	n/a
Nebraska Total	498	$ 20,966,122	95.91%
North Dakota
Bismarck
Cottonwood Lake I	67	$ 4,706,021	92.55%
Cottonwood Lake II	67	4,276,777	91.34%
Cottonwood Lake III	67	4,604,910	93.20%
Cottonwood Lake IV	n/a	263,966	n/a
Crestview	152	5,075,589	99.04%
Kirkwood Manor	108	3,790,492	94.24%
North Pointe	49	2,449,895	98.96%
Pebble Springs	16	796,799	99.08%

State & City	Units	Investment	Fiscal 2002 Economic Occupancy

North Dakota - continued
Bismarck
Westwood Park	64	2,253,752	99.79%
Dickinson
Century	120	2,448,472	96.28%
Eastwood	37	539,559	88.14%
Oak Manor	27	404,129	96.58%
Fargo
Candlelight	44	1,031,859	96.08%
Park East	122	5,196,596	99.19%
Prairiewood Meadows	85	2,896,253	95.37%
Grand Forks
Forest Park Estates	270	7,640,288	96.51%
Jenner Properties	107	2,266,932	95.40%
Legacy I	116	7,236,236	97.87%
Legacy II	67	3,859,538	98.19%
Legacy IV	67	7,084,888	98.27%
Southwinds	164	6,088,737	97.04%
Valley Park Manor	168	5,171,931	95.53%
Minot
Chateau	64	2,522,589	83.84%
Colton Heights	18	971,797	96.03%
Dakota Arms	18	633,823	99.21%
Magic City	220	5,040,460	96.86%
South Pointe	195	10,381,859	95.03%
Southview	24	733,498	95.18%
Williston
Century	192	4,230,209	86.39%
Other Communities
408 1st Street SE - Minot	--	46,907	---------
Beulah Condominiums - Beulah	26	488,324	74.64%
Parkway Apartments - Beulah	36	181,421	82.48%
Bison Properties - Carrington & Cooperstown	35	624,590	79.74%
Sweetwater Properties - Devils Lake & Grafton	90	1,705,184	81.92%
Lonetree Manor - Harvey	12	237,579	68.91%
The Meadows I - Jamestown	27	1,836,114	98.13%
The Meadows II - Jamestown	27	1,923,199	98.08%
The Meadows III - Jamestown	27	2,198,016	89.98%
North Dakota Total	2,995	$ 113,839,188	95.27%

State & City	Units	Investment	Fiscal 2002 Economic Occupancy

South Dakota
Rapid City
Canyon Lake	109	$ 4,280,120	n/a
Pointe West	90	4,314,422	93.10%
Sioux Falls
Oakmont	80	5,257,468	n/a
Oakwood Estates	160	5,794,377	93.32%
Oxbow	120	5,063,044	95.39%
Prairie Winds	48	2,027,036	93.96%
South Dakota Total	607	$ 26,736,467	94.00%
Texas
Irving
Dakota Hill at Valley Ranch	504	$ 37,814,473	91.30%
Texas Total	504	$ 37,814,473	91.30%
Washington
Vancouver
Ivy Club	204	$ 11,896,204	90.14%
Van Mall Woods	100	6,191,712	96.81%
Washington Total	304	$ 18,087,916	92.40%

Total Apartment Communities	8,296	$ 389,930,454	94.40%

Total Real Estate Owned		$ 740,319,436

               n/a = Property held less than 12 months.

Mortgage Loans Payable
As of April 30, 2002, the above properties were encumbered with individual first mortgage liens totaling $459,568,905.  The following table shows each mortgage, the interest rate, maturity date, payment terms, original and current balance:

	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

1112 32nd Avenue SW - Minot, ND	4.75%	7/20/2010	Monthly	$ 425,000	$ 275,671	$ 0
2030 Cliff Road - Eagan, MN	7.40%	4/1/2011	Monthly	650,000	635,246	0
America's Best Furniture - Boise, ID	9.75%	3/29/2003	Monthly	3,750,000	3,215,954	0
Ameritrade - Omaha, NE	7.25%	05/1/2019	Monthly	6,150,000	5,690,814	0
Applewood on the Green - Omaha, NE	6.55%	10/10/2008	Monthly	8,000,000	7,666,696	0
Arrowhead Shopping CTR - Minot, ND	8.25%	1/1/2020	Monthly	1,325,000	1,260,551	0
Barnes & Noble Stores - ND & NE	7.98%	12/1/2010	Monthly	4,900,000	3,479,579	0
Bloomington Bus Plaza - Blgtn, MN	7.05%	12/1/2011	Monthly	5,000,000	4,975,289	0
Burnsville Bluffs - Burnsville, MN	8.25%	1/1/2021	Monthly	1,644,551	1,607,250	0

	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest
Mortgage Loans Payable - continued

Candlelight Apts - Fargo, ND	7.50%	12/1/2004	Monthly	$ 578,000	$ 376,467	$ 0
Canyon Lake Apts - Rapid City, SD	6.82%	10/1/2011	Monthly	3,000,000	2,984,495	0
Carmike - Grand Forks, ND	7.75%	2/1/2007	Monthly	2,000,000	1,789,250	0
Castle Rock - Billings, ND	6.66%	3/1/2009	Monthly	3,950,000	3,808,271	0
Century Apts - Dickinson, ND	7.11%	8/1/2011	Monthly	1,750,000	1,737,077	0
Century Apts - Williston, ND	4.01%	3/1/2006	Monthly	2,700,000	2,253,325	0
Chateau Apts - Minot, ND	7.11%	8/1/2011	Monthly	2,000,000	1,985,231	0
Clearwater Apts - Boise, ID	6.47%	1/1/2009	Monthly	2,660,000	2,555,331	0
Cold Springs Center - St. Cloud, MN	7.40%	4/1/2011	Monthly	5,250,000	5,151,199	0
Colton Heights - Minot, ND	8.35%	3/1/2007	Monthly	730,000	222,762	0
CompUSA - Kentwood, MI	7.75%	2/1/2011	Monthly	1,565,361	1,314,397	0
Conseco Bldg - Rapid City, SD	8.07%	8/1/2015	Monthly	4,795,000	4,501,251	0
Cottonwood Phase I - Bismarck, ND	6.59%	1/1/2009	Monthly	2,800,000	2,692,153	0
Cottonwood Phase II - Bismarck, ND	7.55%	11/1/2009	Monthly	2,850,000	2,783,608	0
Cottonwood Phase III - Bismarck, ND	6.66%	1/1/2009	Monthly	2,600,000	2,600,000	0
Country Meadows PHS I - Billings, MT	7.51%	1/1/2008	Monthly	2,660,000	2,474,624	0
CTRY Meadows PHS II - Billings, MT	8.10%	1/1/2008	Monthly	2,600,000	2,506,975	0
Creekside - Billings, MT	7.38%	6/1/2013	Monthly	1,250,000	1,047,811	0
Crestview Apts - Bismarck, ND	6.91%	7/1/2008	Monthly	3,400,000	3,182,021	0
Crown Colony APTS - Topeka, KS	7.55%	8/1/2009	Monthly	7,350,000	7,178,779	0
Dakota Hill - Irving, TX	7.88%	1/1/2010	Monthly	25,550,000	25,053,761	0
Dewey Hill Business CTR - Edina, MN	7.93%	12/1/2010	Monthly	3,125,000	3,072,774	0
East Grand Station - East G. F., MN	6.85%	8/1/2015	Monthly	970,000	896,618	0
Eastgate - Moorhead, MN	7.19%	9/1/2009	Monthly	1,627,500	1,583,875	0
Edgewood Vista - Billings, MT	7.13%	10/1/2013	Monthly	720,000	608,676	0
Edgewood Vista - Columbus & G. I., NE	6.15%	7/1/2015	Monthly	624,000	582,369	0
Edgewood Vista - Duluth, MN	7.24%	5/1/2011	Monthly	4,821,000	4,636,535	0
Edgewood Vista - East GF, MN	6.85%	8/1/2011	Monthly	980,000	954,846	0
Edgewood Vista - Fremont, NE	6.75%	9/5/2011	Monthly	365,645	357,092	0
Edgewood Vista - Hastings, NE	6.75%	9/5/2011	Monthly	368,611	368,611	0
Edgewood Vista - Kalispell, MT	5.98%	10/1/2011	Monthly	383,000	375,117	0
Edgewood Vista - Minot, ND	7.52%	8/1/2012	Monthly	4,510,000	3,574,461	0
Edgewood Vista - Missoula & Belgrade, MT	6.17%	4/15/2012	Monthly	945,000	867,741	0
Edgewood Vista - Omaha, NE	6.75%	9/1/2011	Monthly	436,415	426,206	0
Edgewood Vista - Sioux Falls, SD	7.52%	7/1/2013	Monthly	720,000	614,742	0
Edgewood Vista - Virginia, MN	6.95%	5/1/2012	Monthly	4,900,000	4,900,000	0
Flying Cloud - Eden Prairie, MN	8.61%	7/1/2009	Monthly	3,830,000	3,787,713	0
Forest Park Estates - G Forks, ND	7.33%	8/1/2009	Monthly	7,560,000	7,263,862	0
Great Plains Software - Fargo, ND	7.08%	10/1/2013	Monthly	9,500,000	8,412,862	0
Health Investors Business Trust	7.94%	2/1/2019	Monthly	19,482,851	18,845,934	0
Heritage Manor - Rochester, MN	6.80%	10/1/2018	Monthly	5,075,000	4,603,177	0
Interlachen Corp Ctr - Edina, MN	7.09%	10/11/2011	Monthly	11,550,000	11,464,408	0
Ivy Club APTS - Vancouver, WA	6.98%	9/1/2011	Monthly	8,050,000	8,004,379	0
Jenner Properties - G Forks, ND	5.00%	11/1/2004	Monthly	1,391,585	971,066	0
Kirkwood Manor - Bismarck, ND	8.15%	5/1/2010	Monthly	2,293,900	2,235,518	0
Lancaster APTS - St. Cloud, MN	7.04%	8/1/2018	Monthly	1,769,568	1,664,127	0

	InterestRate	Final Maturity Date	PeriodicPaymentTerms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest
Mortgage Loans Payable - continued

Legacy APTS PHS I - Grand Forks, ND	7.07%	1/1/2005	Monthly	$ 4,000,000	$ 3,632,380	$ 0
Legacy APTS PHS II - Grand Forks, ND	7.07%	5/29/2008	Monthly	2,575,000	2,409,455	0
Legacy APTS PHS IV - G Forks, ND	8.10%	7/31/2020	Monthly	3,000,000	2,892,659	0
Lexington Commerce CTR - Eagan, MN	8.09%	2/1/2010	Monthly	3,431,750	3,331,065	0
Lindberg Bldg. - Eden Prairie, MN	7.63%	2/1/2007	Monthly	1,200,000	1,119,526	0
Magic City APTS - Minot, ND	4.75%	10/10/2010	Monthly	2,794,299	1,548,360	0
Maplewood Square - Rochester, MN	6.90%	8/1/2009	Monthly	7,670,000	6,815,104	0
Meadows I & II - Jamestown, ND	8.16%	7/1/2010	Monthly	1,975,000	1,949,096	0
Meadows Phase III - Jamestown, ND	7.19%	11/1/2011	Monthly	1,150,000	1,143,030	0
MedPark Mall - Grand Forks, ND	8.08%	2/1/2010	Monthly	3,425,000	3,333,723	0
Mendota I, II, & Northland - Mendota Heights, MN	7.90%	11/1/2009	Monthly	18,000,000	17,397,810	0
Mendota I, II, & Northland - Mendota Heights, MN	5.50%	11/1/2009	Monthly	7,200,000	5,799,270	0
Mendota III - Mendota Heights, MN	3.74%	Construction Loan	Balloon	3,813,000	3,813,000	0
Mendota IV - Mendota Heights, MN	3.60%	Construction Loan	Balloon	5,487,000	5,487,000	0
Miramont APTS - Ft. Collins, CO	8.25%	8/1/2036	Monthly	11,582,472	11,325,252	0
Neighborhood APTS - C. Springs, CO	7.98%	1/1/2007	Monthly	7,525,000	6,906,344	0
Nicollet VII - Burnsville, MN	8.05%	11/29/2010	Monthly	4,784,880	4,715,739	0
NorthGate II - Maple Grove, MN	8.09%	2/1/2010	Monthly	1,576,750	1,530,489	0
North Pointe - Bismarck, ND	7.12%	2/1/2007	Monthly	1,700,000	1,619,231	0
Oakmont Apts - Sioux Falls, SD	7.00%	9/1/2011	Monthly	4,100,000	4,070,001	0
Olympic Village - Billings, MT	7.62%	11/1/2010	Monthly	8,400,000	8,309,021	0
Oxbow - Sioux Falls, SD	6.67%	6/1/2011	Monthly	4,250,000	4,211,888	0
Park East APTS - Fargo, ND	6.82%	5/1/2008	Monthly	3,500,000	3,340,379	0
Park Meadows PHS I - Waite Park,MN	7.19%	10/1/2013	Monthly	3,022,500	2,941,482	0
Park Meadows PHS II - Waite Park,MN	7.90%	10/1/2005	Monthly	2,214,851	2,005,967	0
Park Meadows PHS III-Waite Park,MN	4.00%	30 yr bond	Monthly	3,235,000	2,995,000	0
Pebble Springs - Bismarck, ND	8.10%	7/30/2020	Monthly	455,000	438,705	0
PETCO Warehouse - Fargo, ND	7.28%	9/1/2008	Monthly	1,100,000	814,033	0
Pillsbury Business CTR - BLMGTN,MN	7.40%	4/1/2011	Monthly	1,260,000	1,231,400	0
Pinecone - Fort Collins, CO	7.13%	12/1/33	Monthly	10,685,215	10,237,879	0
Plymouth IV & V - Plymouth, MN	8.17%	1/1/2011	Monthly	9,280,912	9,150,597	0
Pointe West APTS - Minot, ND	6.91%	7/1/2008	Monthly	2,400,000	2,246,132	0
Prairie Winds APTS - Sioux Falls, SD	7.04%	7/1/2009	Monthly	1,325,000	1,285,892	0
Prairiewood Meadows - Fargo, ND	7.70%	11/1/2020	Monthly	2,088,973	2,012,579	0
Ridge Oaks APTS - Sioux City, IA	7.05%	1/1/2031	Monthly	2,900,000	2,865,759	0
Rimrock APTS - Billing, MT	7.33%	8/1/2009	Monthly	2,660,000	2,555,803	0
Rocky Meadows - Billings, MT	7.33%	8/1/2009	Monthly	3,780,000	3,631,931	0
RoseWood/Oakwood - S. Falls, SD	6.67%	6/1/2011	Monthly	3,900,000	3,865,026	0
Sherwood APTS - Topeka, KS	7.55%	8/1/2009	Monthly	11,025,000	10,768,169	0
South Pointe - Minot, ND	7.12%	2/1/2007	Monthly	6,500,000	6,191,178	0
Southdale Medical CTR - Edina, MN	7.80%	1/1/2011	Monthly	24,000,000	23,735,922	0
SouthEast Tech Center - Eagan, MN	8.09%	2/1/2010	Monthly	4,266,500	4,141,324	0
Southwind APTS - Grand Forks, ND	7.12%	2/1/2007	Monthly	4,100,000	3,905,205	0
Sunset Trail Phase I - Rochester, MN	7.80%	3/1/2011	Monthly	4,350,000	4,308,910	0
Stone Container - Fargo, ND	8.25%	2/1/2011	Monthly	3,300,000	2,388,678	0
Stone Container - Roseville, MN	7.05%	2/1/2012	Monthly	5,300,000	5,279,715	0

	InterestDate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest
Mortgage Loans Payable - continued

Stone Container - Waconia, MN	8.79%	10/15/2006	Monthly	$ 1,329,381	$ 1,262,420	$ 0
Thomasbrook - Lincoln, NE	7.22%	10/1/2009	Monthly	6,200,000	5,968,856	0
Thresher Square East - MPLS, MN	6.75%	5/1/2015	Monthly	4,335,000	3,655,000	0
Thresher Square West - MPLS, MN	7.60%	6/1/2010	Monthly	3,805,000	2,580,000	0
Valley Park Manor - G. Forks, ND	8.38%	10/1/2001	Monthly	3,000,000	2,965,218	0
Van Mall Woods - Vancouver, WA	6.86%	12/1/2003	Monthly	4,070,426	3,760,821	0
VIROMED - Eden Prairie, MN	6.98%	4/1/2014	Monthly	3,120,000	2,726,385	0
Wayroad Corp - Minnetonka, MN	6.99%	2/1/2012	Monthly	3,700,000	3,626,993	0
Wedgewood RETIRE - l. Springs, GA	4.18%	5/1/2017	Monthly	1,566,720	1,375,218	0
West Stonehill - St. Cloud, MN	7.93%	6/1/2017	Monthly	8,232,569	7,401,005	0
Westwood Park - Bismarck, ND	7.88%	12/1/2009	Monthly	1,200,000	1,163,738	0
Wirth Corp Center - Gldn Valley, MN	6.90%	3/1/2012	Monthly	5,500,000	5,500,000	0
Woodridge APTS - Rochester, MN	7.85%	1/1/2017	Monthly	4,410,000	3,807,589	_ 0
TOTAL				$486,640,185	$459,568,905	$ 0
  Title

  The title to the interest owned by IRET in all of the above properties is in the name of either IRET Properties, a North Dakota Limited Partnership, IRET or a wholly owned subsidiary of IRET, in fee simple (in each case, IRET has in its files an attorney's title opinion or a title insurance policy evidencing its title).
  Insurance

  In the opinion of management, all of said properties are adequately covered by casualty and liability insurance.
  Planned Improvements

  There are no plans for material improvements to any of the above properties other than in the ordinary course of IRET's business, except for the planned expansion of the Southdale Medical Center at a cost of approximately $13,000,000.
  Contracts or Options to Sell

  As of April 30, 2002, IRET had not entered into any contracts or options to sell any of the above properties.
  Occupancy and Leases

  Occupancy rates shown above are for the fiscal year ended April 30, 2002. In the case of apartment properties, lease arrangements with individual tenants vary from month-to-month to one-year leases, with the normal term being six months. Leases on commercial properties vary from one year to 20 years.

Summary of Real Estate Investment by State

State	Total Real Estate Investment	Percent of Total

Colorado
Residential	$ 39,337,219
Commercial	0
Total	$ 39,337,219	5.3%
Georgia
Residential	$ 0
Commercial	3,971,878
Total	$ 3,971,878.5%
Idaho
Residential	$ 3,873,512
Commercial	4,788,294
Total	$ 8,661,806	1.2%
Iowa
Residential	$ 4,595,627
Commercial	0
Total	$ 4,595,627.6%
Kansas
Residential	$ 27,149,602
Commercial	0
Total	$ 27,149,602	3.7%
Michigan
Residential	$ 0
Commercial	2,121,474
Total	$ 2,121,474.3%
Minnesota
Residential	$ 59,470,821
Commercial	265,004,801
Total	$ 324,475,622	43.7%
Montana
Residential	$ 38,059,507
Commercial	5,030,043
Total	$ 43,089,550	5.8%
Nebraska
Residential	$ 20,966,122
Commercial	14,724,209
Total	$ 35,690,331	4.8%
North Dakota
Residential	$ 113,839,188
Commercial	46,728,674
Total	$ 160,567,862	21.9%

State	Total Real Estate Investment	Percent of Total

South Dakota
Residential	$ 26,736,467
Commercial	8,019,609
Total	$ 34,756,076	4.7%
Texas
Residential	$ 37,814,473
Commercial	0
Total	$ 37,814,473	5.1%
Washington
Residential	$ 18,087,916
Commercial	0
Total	$ 18,087,916	2.4%

Total	$ 40,319,436	100%

Mortgage Loans Receivable

Location	April 30, 2002 Balance	Rate
Other Mortgages
$501,000 and higher	$ 3,200,000	10%
$100,000 to $500,000	713,212	8-11%
$50,000 to $99,999	0	n/a
$20,000 to $49,999	39,550	8%
Less than $20,000	0	n/a
Total	$ 3,952,762

Item 3.  Legal Proceedings

In the course of our operations, we become involved in litigation.  At this time, we know of no pending or threatened proceedings that would have a material impact upon us.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Securityholder Matters

Quarterly Share Data

Since April 9, 2002, IRET's shares of beneficial interest have traded on the Nasdaq National Market under the symbol IRETS. Prior to April 9, 2002, and from October of 1997, IRET's shares of beneficial interest traded on the Nasdaq SmallCap Market. The following table reflects the range of high and low prices of IRET's shares of beneficial interest of each full quarterly period within the two most recent years. This information is based on selling prices as report on the Nasdaq National Market and Nasdaq SmallCap Market, as applicable.

Fiscal Quarter Ended	High

Low

07/31/00	8.125	7.375
10/31/00	8.25	7.59
01/31/01	8.5	7.44
04/30/01	8.98	8.06
07/31/01	10.39	8.26
10/31/01	9.42	8.80
01/31/02	9.99	9.00
04/30/02	10.44	9.52

Holders
On April 30, 2002, IRET had 4,235 shareholders of record.

Registered Sale of Shares and Repurchase of Shares
During fiscal 2002, IRET offered primary shares of beneficial interest for sale to the public under Best Efforts offerings through various brokers registered with the National Association of Securities Dealers. Primary shares were sold at $8.75 per share and at $9.50 per share and IRET also issued shares pursuant to its distribution reinvestment plan.  During fiscal 2002, IRET did not sell any unregistered securities.   IRET also repurchased its shares during fiscal 2002. Following is a two-year summary, by quarter-year, of the sale of primary shares, issuance of distribution reinvestment shares, and repurchase of shares by IRET:

	Shares	Dollars
05/01/00 Beginning Balance	22,452,069	$ 119,233,170

Quarter Ended 07/31/00
Shares Sold	288,677	$ 2,437,091
Commissions Paid		-173,256
Distribution Reinvestment Plan	141,736	1,157,349
Shares Redeemed	-716	-5,470
	22,881,766	$ 122,648,884

	Shares	Dollars
Quarter Ended 10/31/00
Shares Sold	158,248	$ 1,360,601
Commissions Paid		-99,949
Distribution Reinvestment Plan	40,603	330,957
Shares Redeemed	-289	-2,277
	23,080,328	$ 124,238,216
Quarter Ended 01/31/01
Shares Sold	286,868	$ 2,465,230
Commissions Paid		-193,123
DistributionReinvestment Plan	12,813	103,169
Shares Redeemed	-39,561	-306,722
	23,340,448	$ 126,306,770
Quarter Ended 04/30/01
Shares Sold	610,833	$ 5,197,960
Commissions Paid		-312,251
Distribution Reinvestment Plan	117,286	958,177
Shares Redeemed	-221	-1,888
	24,068,346	$ 132,148,768
Quarter Ended 07/31/01
Shares Sold	0	$ 0
Distribution Reinvestment Plan	193,687	1,609,600
Shares Redeemed	-816	-7,101
	24,261,217	$ 133,751,267
Quarter Ended 10/31/01
Shares Sold	60,140	$ 516,800
Distribution Reinvestment Plan	208,952	1,736,807
Shares Redeemed	-300	-2,573
	24,530,009	$ 136,002,301
Quarter Ended 01/31/02
Shares Sold	2,789,249	$ 23,367,681
Commissions Paid		-1,308,100
Distribution Reinvestment Plan	221,169	2,463,087
Shares Redeemed	-843	-8,032
	27,539,584	$ 160,516,937
Quarter Ended 04/30/02
Shares Sold	98,598	$ 857,626
Commissions Paid		-1,285
Distribution Reinvestment Plan	209,072	2,005,001
Shares Redeemed	-175	-1,730
	27,847,079	$163,376,549

Distributions
IRET has paid quarterly cash distributions since July 1, 1971. Cash distributions paid during the past three fiscal years were as follows:

Fiscal Year	2002	2001	2000
July 1st	$ .1450	$ .1325	$ .1240
October 1st	.1475	.1350	.1260
January 15th	.1500	.1400	.1280
April 1st	.1520	.1425	.1300
	$ .5945	$ .5500	$ .5080

Item 6.  Selected Financial Data for Fiscal Years Ended April 30

Set forth below is selected financial data for the periods and dates indicated.  This information should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes included in this report on Form 10-K.

	2002	2001	2000	1999	1998
Consolidated Income Statement Data
Revenue	$ 93,016,069	$ 75,767,150	$ 55,445,193	$ 39,927,262	$ 32,407,545
Income before gain/loss on properties and minority interest	13,865,934	10,187,812	8,548,558	6,401,676	4,691,198
Gain on repossession/ sale of properties	546,927	601,605	1,754,496	1,947,184	465,499
Minority interest of portion of operating partnership income	-3,812,732	-2,095,177	-1,495,209	-744,725	-141,788

Net income	10,600,129	8,694,240	8,807,845	7,604,135	5,014,909
Consolidated Balance Sheet Data
Total real estate investments	$685,346,681	$548,580,418	$418,216,516	$280,311,442	$213,211,369
Total assets	730,209,018	570,322,124	432,978,299	291,493,311	224,718,514
Shareholders' equity	145,578,131	118,945,160	109,920,591	85,783,294	68,152,626
Consolidated Per Share Data (basic and diluted)
Net Income	.42	.38	.42	.44	.32
Distributions	.59	.55	.51	.47	.42

CALENDAR YEAR	2001	2000	1999	1998	1997
Tax status of distribution
Capital gain	0%	.72%	30.3%	6.3%	2.9%
Ordinary income	65.98%	86.76%	69.7%	76.0%	97.1%
Return of capital	34.02%	12.52%	0%	17.7%	0.0%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this annual report on Form 10-K.

Results from Operations for the Fiscal Years Ended April 30, 2002, 2001, and 2000
IRET operates on a fiscal year ending on April 30.  The following discussion and analysis is for the fiscal years ended April 2002, 2001, and 2000.

Revenues
Total revenues of the operating partnership for fiscal 2002 were $93,016,069, compared to $75,767,150 in fiscal 2001 and $55,445,193 in fiscal 2000.  The increase in revenues received during fiscal 2002 in excess of the prior year revenues was $17,248,919.  This increase resulted from:

Rent from 28 properties acquired in fiscal 2001 in excess of that received in 2001	$ 11,236,492
Rent from 14 properties in excess of fiscal 2002	4,737,866
Increase in rental income on existing properties	1,086,695
An increase in interest income	309,122
An increase in straight-line rents	96,726
An increase in ancillary income	1,917
A decrease in rent - properties sold	-219,899
$ 17,248,919

The increase in revenues received during fiscal 2001 in excess of that received in fiscal 2000 was $20,321,957.  This increase resulted from:

Rent from 27 properties acquired in fiscal 2000 in excess of that received in 2000	$ 12,888,919
Rent from 28 properties acquired/completed in fiscal 2001	6,890,585
An increase in ancillary income	506,308
An increase in rents	383,015
An increase in rental income on existing properties	93,420
An increase in interest income	-371,585
A decrease in Boise Warehouse rent (bankruptcy of tenant)	-36,301
A decrease in rent - properties sold during 2001	-32,404
$ 20,321,957

As shown by the above analysis, the fiscal 2002 and 2001 increases in revenues resulted primarily from the addition of new real estate properties to the operating partnership's portfolio.  Rents received on properties owned at the beginning of fiscal 2001 increased by $11,236,492 in fiscal 2002 and $12,888,919 in fiscal 2001.  Thus, new properties generated most of the new revenues during the past two years.

Straight-Line Rents
Beginning with our fiscal year 2000, an accounting rule required us to record as revenue "straight-line rents" on our commercial property leases that contain future rental increases.  This rule requires us to calculate the total rents that the tenant has contracted to pay us for the entire term of the lease and to divide that total by the number of months of the lease and to record as revenue each month the resulting average monthly rent.  The result is that, in the beginning years of a lease, we must record as revenue an amount that exceeds the actual cash rent we have collected.  In the later years of such leases, we, of course, will record as revenue an amount less than the actual cash then being received.

The amount of "straight-line rents" (that is, the amount that the recorded rent is greater than the actual cash rent we have collected) we have recorded in the past three years is:

	2002	2001	2000

Straight-line Rents	$ 1,311,105	$ 1,214,379	$ 831,364

Our revenues, net income and funds from operations shown in this report are increased by the above described "straight-line rents."

Capital Gain Income
The operating partnership realized capital gain income for fiscal 2002 of $546,927.  This compares to $601,605 of capital gain income recognized in fiscal 2001 and the $1,754,496 recognized in fiscal 2000.  A list of the properties sold during each of these years showing sales price, depreciated cost plus sales costs and net gain (loss) is included in a later section of this discussion.

Expenses and Net Income
The operating partnership's operating income for fiscal year 2002 increased to $13,865,934 from $10,187,812 earned in fiscal 2001 and $8,548,558 earned in fiscal 2000.  IRET's net income for generally accepted accounting purposes for fiscal 2002 were $10,600,129, compared to $8,694,240 in fiscal 2001 and $8,807,845 in fiscal 2000.  On a per share basis, net income was $.42 per share in fiscal 2002 compared to $.38 in fiscal 2001 and $.42 in fiscal 2000.

These changes in operating income and net income result from the changes in revenues and expenses detailed below:

For fiscal 2002, an increase in net income of $1,905,889, resulting from:

An increase in net rental income (rents, less utilities, maintenance, taxes, insurance and management)	$ 12,413,637
A increase in interest income	309,122
An increase in ancillary income	1,917
An increase in interest expense	-5,373,448
An increase in depreciation expense	-3,215,636
An increase in minority interest of operating partnership income	-1,518,991
An increase in operating expenses, administrative, advisory & trustee services	-336,458
An increase in minority interest of other partnership	-198,564
An increase in amortization expense	-121,012
A decrease in gain on sale of investments	-54,678
$ 1,905,889

For fiscal 2001, a decrease in net income of $113,605, resulting  from:

An increase in net rental income	$ 12,572,228
A decrease in loss on impairment	1,319,316
An increase in ancillary income	506,308
An increase in interest expense	-8,217,228
An increase in depreciation expense	-3,839,420
A decrease in gain from sale of investments	-1,152,891
An increase in minority interest of operating partnership	-598,968
A decrease in interest income	-371,585
An increase in amortization expense	-212,091
An increase in operating expenses, administrative, advisory & trustee services	-119,274
$ -113,605

 Telephone Endorsement Fee
During fiscal 2001, IRET received a payment of $869,505 from a major telecommunications provider for allowing marketing access by that company to residents of apartment communities owned by IRET, totaling 5,863 units.  The contract provides that IRET will allow promotional materials to be placed in its apartment communities advertising the availability of tele-communication services over a 12-year period.  Of this payment, $110,979 was recognized as income by IRET during fiscal 2001 and $65,959 in fiscal 2002.  The balance of $692,567 will be recognized ratably over the remaining portion of the contract period and there is a possibility of a refund of these monies if IRET should violate the contractual terms of the agreement.

Comparison of Results from Commercial and Residential Properties
The following is an analysis of the contribution by each of the two categories of real estate owned by IRET - residential and commercial:

Fiscal Years Ended 4/30	2002	%	2001	%	2000	%

Real Estate Investments - net of accumulated depreciation
Commercial	$ 333,092,927	49%	$ 218,261,880	40%	$ 112,511,467	27%
Residential	348,300,992	51%	329,281,443	60%	304,175,471	73%
Total	$ 681,393,919	100%	$ 547,543,323	100%	$ 416,686,938	100%

Gross Real Estate Rental Revenues
Commercial	$ 32,685,652	37%	$ 18,994,010	25%	$ 11,878,026	22%
Residential	59,052,950	63%	55,806,712	75%	42,379,855	78%
Total	$ 91,738,602	100%	$ 74,800,722	100%	$ 54,257,881	100%

Expenses - cbefore depreciation - see Note 11 to Financial Statement for detail
Commercial	$ 18,456,441	31%	$ 10,649,488	21%	$ 6,417,909	18%
Residential	40,939,389	69%	39,500,071	79%	29,288,023	82%
Total	$ 59,395,830	100%	$ 50,149,559	100%	$ 35,705,932	100%

Segment Gross Profit - before depreciation
Commercial	$ 14,229,211	44%	$ 8,344,522	34%	$ 5,460,117	29%
Residential	18,113,561	56%	16,306,641	66%	13,091,832	71%
Total	$ 32,342,772	100%	$ 24,651,163	100%	$ 18,551,949	100%

Commercial Properties - Analysis of Lease Expirations and Credit Exposure
The following table shows the annual lease expiration percentages for the commercial properties owned by IRET as of April 30, 2002, for fiscal years 2003 through 2012 and the leases that will expire during fiscal year 2013 and beyond.

Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration	Percentage of Total Annualized Base Rent

2003	377,198	11.80%	$ 1,317,369	4.55%
2004	215,934	6.76%	1,420,605	4.91%
2005	158,690	4.96%	1,390,429	4.80%
2006	265,262	8.30%	2,400,751	8.29%
2007	99,393	3.11%	1,132,872	3.91%
2008	244,985	7.66%	1,849,752	6.39%
2009	196,973	6.16%	2,511,946	8.68%
2010	171,752	5.37%	1,470,944	5.08%
2011	98,325	3.08%	1,056,612	3.65%
2012	371,182	11.61%	2,419,949	8.36%
2013 and beyond	996,481	31.19%	11,984,253	41.38%
Total	3,196,175	100.00%	$ 28,955,481	100.00%

The following table shows the percentage of commercial leases by size of leased space in 10,000 square foot increments as of April 30, 2002:

Square Feet Under Lease	Percentage of Aggregate Portfolio Leased Square Feet	Annualized Base Rent	Percentage of Aggregate Portfolio Annualized Base Rent

10,000 or Less	16.16%	$ 6,746,536	23.30%
10,001 - 20,000	13.76%	3,896,629	13.46%
20,001 - 30,000	11.82%	3,422,639	11.82%
30,001 - 40,000	7.50%	2,161,604	7.47%
40,001 - 50,000	5.79%	1,608,402	5.55%
50,001 +	44.97%	11,119,671	38.40%
Total	100.00%	$ 28,955,481	100.00%

Significant Property Acquisitions
The significant property acquisitions made by IRET during fiscal 2001 and fiscal 2002, including details of such acquisitions and their performance since acquisition are as follows:

	HealthEast	Southdale Medical*	Oakmont Apartments	Canyon Lake Apartments	Morgan hemical

Description	114,216 Sq. Ft. Medical Office Buildings	195,983 Sq. Ft. Medical Office Buildings	83,117 Sq. Ft. 80-unit Apartment Community	78,701 Sq. Ft. 109-unit Apartment Community	49,620 Sq. Ft. Industrial Office

Address	St. Johns Medical Office Building - 1600 Beam Ave, Maplewood, MN Woodwinds Medical Office Bldgs. - 1875 Woodwinds Dr, Woodbury, MN	6545 France Ave South, Edina, MN	1301, 1305,1309, 1313 North Star Lane, Sioux Falls, SD	3741 Canyon Lake Drive, Rapid City, SD	2172 Old Highway 8, New Brighton, MN

Date of Acquisition		12/13/2000	04/30/02	09/27/01	04/30/02

Purchase Price	$ 21,600,999	$ 32,421,070	$ 5,230,000	$ 4,200,000	$ 2,425,000
Loan	$ 19,482,851	$ 24,000,000	$ 4,077,688	$ 3,000,000	n/a
Interest Rate - fixed for 10 years or longer	7.940%	7.8%	7.0%	6.82%	n/a
Limited Partnership Units Issued	n/a	n/a	n/a	719,190	n/a
Cash Investment	$ 1,775,978	$ 5,000,000	$ 700,192	$ 442,728	$ 2,341,695

Fiscal 2002
Rental Income	$ 2,107,256	$ 3,390,878	$ 0	$ 471,427	n/a
Expenses	- 0	- 279,668	0	-190,107	n/a
Gross Income	2,107,256	3,111,210	0	281,320	n/a
Mortgage Interest Paid	-1,509,384	-1,860,521	0	-119,131	n/a
Depreciation	-459,047	-723,027	-5,036	-63,109	n/a
Net Income	138,825	527,662	-5,036	99,080	n/a
Fiscal 2001
Rental Income	$ 1,916,636	$ 954,315	n/a	n/a	n/a
Expenses	- 0	- 30,852	n/a	n/a	n/a
Gross Income	1,916,636	923,463	n/a	n/a	n/a
Mortgage Interest Paid	-1,533,964	-686,068	n/a	n/a	n/a
Depreciation	-439,868	-210,883	n/a	n/a	n/a
Net Income	-57,196	26,512	n/a	n/a	n/a

*     IRET owns a 60% interest in this property. Data shown is the full income and expense for this property.

Significant Property Acquisitions - continued

	Mendota ** Heights Office Complex	Interlachen	Thresher Square East & West	Applewood on the Green	Wirth Corporate Center

Description	428,065 Sq. Ft. Multi-tenant Office Building	105,084 Sq. Ft. Multi-tenant Office Building	113,736 Sq. Ft. Multi-tenant Office Building	87,200 Sq. Ft. 234-unit Apartment Community	75,216 Sq. Ft. Commercial Office

Address	1210, 1230, 1250, 1270, 1285 & 1295 Northland Drive, Mendota Heights, MN	5050 Lincoln Drive, Edina, MN	700/708 South 3rd Street, Minneapolis, MN	9670 Suffold Plaza & South 96th Court, Omaha, NE	4101 Dahlberg Drive, Golden Valley, MN

Date of Acquisition	04/20/02	08/10/01	01/02/02	10/31/01	04/01/02

Purchase Price	$ 52,644,251	$ 16,500,000	$ 10,943,414	$ 10,200,000	$ 8,600,000
Loan	$ 32,497,080	$ 11,550,000	$ 6,235,000	$ 7,721,134	$ 6,500,000
Interest Rate - fixed for 10 years or longer	3.6% to 7.9%	7.09%	7.715%	6.55%	6.90%
Limited Partnership Units Issued	n/a	3,587,127	4,365,801	n/a	n/a
Cash Investment	$ 9,869,989	$ 926,039	$ 1,007,376	$ 2,444,737	$ 1,074,809

Fiscal 2002
Rental Income	$ 0	$ 1,784,682	$ 748,218	$ 496,825	$ 128,960
Expenses	0	- 594,180	-339,980	-276,777	-47,466
Gross Income	0	1,190,502	408,238	220,048	81,494
Mortgage Interest Paid	0	-544,528	-147,250	-264,623	-30,938
Depreciation	-46,269	-272,918	-73,103	-110,378	-7,978
Net Income	-46,269	373,056	187,885	-154,953	42,578
Fiscal 2001
Rental Income	n/a	n/a	n/a	n/a	n/a
Expenses	n/a	n/a	n/a	n/a	n/a
Gross Income	n/a	n/a	n/a	n/a	n/a
Mortgage Interest Paid	n/a	n/a	n/a	n/a	n/a
Depreciation	n/a	n/a	n/a	n/a	n/a
Net Income	n/a	n/a	n/a	n/a	n/a

*IRET owns a 51% interest in this property.  Data shown is the full income and expense for this property.

Significant Property Acquisitions - continued

	Stone Container	Bloomington Business Plaza	Edgewood Vista	Wayroad	Cottage Grove Center

Description	229,072 Sq. Ft. Industrial Building	114,819 Sq. Ft. Multi-tenant Office Building	70,313 Sq. Ft. Assisted Living Center	62,383 Sq. Ft. Commercial Office	15,217 Sq. Ft. Strip Mall

Address	3075 Long Lake Road, Roseville, MN	9201 East Bloomington Freeway, Bloomington, MN	605 17th Street North, Virginia, MN	12400 Whitewater Drive, Minnetonka, MN	7150 80th Street, Cottage Grove, MN

Date of Acquisition	12/20/01	10/01/01	04/30/02	04/01/02	07/06/01

Purchase Price	$ 8,100,000	$ 7,201,680	$ 6,900,000	$ 5,375,000	$ 1,100,000
Loan	$ 5,300,000	$ 4,010,074	$ 4,900,000	$ 3,634,489	$ 800,000
Interest Rate - fixed for 10 years or longer	7.05%	7.05%	6.94%*	6.99%	6.75%**
Limited Partnership Units Issued	n/a	2,953,425	n/a	n/a	276,594
Cash Investment	$ 2,800,000	$ 318,989	$ 2,000,000	$ 433,015	$ 15,209

Fiscal 2002
Rental Income	$ 338,678	$ 651,464	n/a	$ 80,251	$ 153,751
Expenses	-4,846	- 218,449	n/a	-18,341	51,019
Gross Income	333,832	433,015	n/a	61,910	102,732
Mortgage Interest Paid	-62,216	-170,671	n/a	-21,171	-17,946
Depreciation	-69,742	-83,131	n/a	-5,223	-15,832
Net Income	201,874	179,213	n/a	35,516	68,954
Fiscal 2001
Rental Income	n/a	n/a	n/a	n/a	n/a
Expenses	n/a	n/a	n/a	n/a	n/a
Gross Income	n/a	n/a	n/a	n/a	n/a
Mortgage Interest Paid	n/a	n/a	n/a	n/a	n/a
Depreciation	n/a	n/a	n/a	n/a	n/a
Net Income	n/a	n/a	n/a	n/a	n/a
* Fixed for three years. ** Tied to Prime.

Significant Property Acquisitions - continued

Pinehurst Apartments

Description	17,150 Sq. Ft. 21-unit Apartment Community

Address	608 North 30th Street, Billings, MT

Date of Acquisition	02/28/02

Purchase Price	$ 715,000
Loan	n/a
Interest Rate - fixed for 10 years or longer	n/a
Limited Partnership Unites Issued	290,000
Cash Investment	$ 450,023

Fiscal 2002
Rental Income	$ 17,618
Expenses	-7,571
Gross Income	10,047
Mortgage Interest Paid	0
Depreciation	-3,541
Net Income	6,506
Fiscal 2001
Rental Income	n/a
Expenses	n/a
Gross Income	n/a
Mortgage Interest Paid	n/a
Depreciation	n/a
Net Income	n/a

The following table shows the lessees of commercial property that account for five percent or more of the total scheduled rent on May 1, 2002, from all commercial properties owned by IRET:

Lessee	Monthly Rent	% of Total

Step II, Inc. DBA Edgewood Vista	$ 258,668	9%
HealthEast Medical	159,720	5%
Great Plains Software, a subsidiary of Microsoft, Inc.	156,250	5%
All Others	2,451,626	81%
Total Scheduled Rent on May 1, 2002	$ 3,026,264	100%

Results from Stabilized Properties
IRET defines fully stabilized properties as those both owned at the beginning of the prior fiscal year and having completed the rent-up phase (90% occupancy).  "Same-store" results for fiscal 2002 and 2001 for residential and commercial were:

Same-Store Residential	2002	2001	% Change

Scheduled Rent	$ 54,486,817	$ 53,613,453	1.6%

Total Receipts	$ 52,910,814	$ 52,451,090	..9%

Utilities & Maintenance	9,464,313	10,450,515	-9.4%
Management YTD	5,357,847	5,309,518.9%
Taxes & Insurance	6,862,813	6,113,675	12.3%
Mortgage Interest	14,441,214	14,170,529	1.9%
Total Expenses	$ 36,126,187	$ 36,044,237	..2%

Net Operating Income	$ 16,784,627	$ 16,406,853	2.3%

Same-Store Commercial	2002	2001	% Change

Scheduled Rent	$ 6,439,820	$ 6,298,261	2.2%

Total Receipts	$ 6,318,864	$ 6,146,533	2.8%

Utilities & Maintenance	336,672	285,478	17.9%
Management YTD	73,638	58,356	26.2%
Taxes & Insurance	210,145	200,784	7.7%
Mortgage Interest	2,799,274	2,831,082	-11.2%
Total Expenses	$ 3,419,729	$ 3,375,700	1.3%

Net Operating Income	$ 2,899,135	$ 2,770,833	4.6%

Funds from Operations
IRET considers funds from operations ("FFO") a useful measure of performance for an equity REIT.  FFO herein is defined as net income available to shareholders determined in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures.  IRET uses the National Association of Real Estate Investment Trust's ("NAREIT") definition of FFO as amended by NAREIT to be effective January 1, 2000.

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

FFO for the operating partnership increased to $29,143,549 for fiscal 2002, compared to $22,440,463 for fiscal 2001, and $18,327,986 for fiscal 2000.

Calculations of funds from operations for the operating partnership are as follows:

Item	2002	2001	2000

Net income available to IRET shareholders and unitholders from operations and capital gains	$ 14,412,861	$ 10,789,417	$ 11,622,370
Less gain from property sales	-546,927	-601,605	-1,754,496
Operating income	$ 13,865,934	$ 10,187,812	$ 9,867,874
Less minority interest portion - other partnerships	-198,564	0	0
Net operating income	$ 13,667,370	$ 10,187,812	$ 9,867,874
Plus real estate depreciation and amortization (1)	15,476,179	12,252,651	8,460,112
Funds from operations	$ 29,143,549	$ 22,440,463	$ 18,327,986
Weighted average shares and units outstanding - basic and diluted (2)	33,781,369	28,577,700	24,476,984
Cash distributions paid to shareholders/unitholders (3)	$ 20,272,212	$ 15,732,399	$ 12,492,067
(1)         Depreciation on office equipment and other assets used by IRET are excluded. Amortization of financing and other expenses are excluded, except for amortization of leasing commissions which are included.
(2)         Limited partnership units of the operating partnership are exchangeable for shares of beneficial interest of IRET only on a one-for-one basis.
(3)         Cash distributions are paid equally on shares and units.  It is our intent to distribute approximately 70% of FFO to our shareholders and unitholders.

Self-Advised Status
On July 1, 2000, IRET Properties became self-advised.  Prior to that date, Odell-Wentz and Associates, L.L.C., pursuant to an advisory contract with IRET, provided all office space, personnel, office equipment, and other equipment and services necessary to conduct all of the day-to-day operations of IRET.  Odell-Wentz and its predecessor firms had acted as advisor to IRET since its inception in 1970.  IRET obtained an independent appraisal of the value of the advisory business and assets from certified public accountants not otherwise employed by either IRET or the advisory company.  The purchase price for the business and assets was $2,083,350 allocated as follows:

Real Estate	$ 475,000
Furniture, Fixtures & Vehicles	193,350
Goodwill	1,645,000
Less Real Estate Mortgages Assumed	-230,000
$ 2,083,350

IRET Properties issued 255,000 of its limited partnership units in exchange for the above-described assets.  Except for Roger R. Odell, who retired on July 1, 2000, all officers and employees of Odell-Wentz and Associates, L.L.C. were retained by IRET Properties.

Property Acquisitions
The operating partnership added $143,280,342 of real estate investments to its portfolio during fiscal 2002, compared to $143,042,292 added in fiscal 2001 and $155,284,745 in fiscal 2000.  The fiscal 2002 and 2001 additions are detailed below:

Fiscal 2002 Property Acquisitions - For the Period of May 1, 2001 to April 30, 2002

Commercial	Location	Property Type	Net Rentable Sq. Ft.	Purchase Price

Mendota Hghts. Office Complex	Mendota Heights, MN	Multi-tenant Office Building	428,065	$ 51,280,260
Interlachen	Edina, MN	Multi-tenant Office Building	105,084	16,691,306
Thresher Square E & W	Minneapolis, MN	Multi-tenant Office Building	113,736	11,119,958
Wirth Corporate Center	Golden Valley, MN	Commercial Office	75,216	8,629,281
Stone Container	Roseville, MN	Industrial Building	229,072	8,265,238
Bloomington Bus. Plaza	Bloomington, MN	Multi-tenant Office Building	114,819	7,445,108
Edgewood Vista	Virginia, MN	Assisted Living Center	70,313	6,958,383
Wayroad	Minnetonka, MN	Commercial Office	62,383	5,394,985
Morgan Chemical	New Brighton, MN	Industrial Building	49,620	2,428,810
Cottage Grove Center	Cottage Grove, MN	Strip Mall	15,217	1,116,089
Total Commercial			1,263,525	$119,329,418
Residential	Location	Property Type	Units	Purchase Price

Applewood on the Green	Omaha, NE	Apt. Community	234	$ 10,810,426
Oakmont Apartments	Sioux Falls, SD	Apt. Community	80	5,257,468
Canyon Lake Apartments	Rapid City, SD	Apt. Community	109	4,280,120
Pinehurst Apartments	Billings, MT	Apt. Community	21	751,310
Sunset Trail Phase II*	Rochester, MN	Apt. Community	73	2,851,600
Total Residential			517	$ 23,950,924
				$143,280,342

*  Represents costs to complete a project started in year ending April 30, 2001.

Fiscal 2001 Property Acquisitions - For the Period of May 1, 2000 to April 30, 2001

Commercial	Location	Property Type	Net Rentable Sq. Ft.	Purchase Price

12 South Main	Minot, ND	Office	11,300	$ 385,000
17 South Main	Minot, ND	Office/Apartments	6,500	90,000
2030 Cliff Road	Eagan, MN	Office	13,374	950,000
Burnsville Bluffs	Burnsville, MN	Office	26,186	2,400,000
Cold Springs Center	St. Cloud, MN	Office	77,533	8,250,000
Conseco Financial Bldg.	Rapid City, SD	Office	75,815	6,850,000
Dewey Hill Business Ctr.	Edina, MN	Office	73,338	4,472,895
Edgewood Vista Addition	Duluth, MN	Assisted Living	26,412	2,200,000
Edgewood Vista Addition	East Grand Forks, MN	Assisted Living	5,100	516,700
Edgewood Vista	Fremont, NE	Assisted Living	5,100	535,550
Edgewood Vista	Hastings, NE	Assisted Living	5,100	550,800
Edgewood Vista	Kalispell, MT	Assisted Living	5,895	560,000
Edgewood Vista	Omaha, NE	Assisted Living	5,100	610,800
HealthEast I & II	Woodbury & Maplewood, MN	Medical Office	114,216	21,588,498
Hospitality Associates	Minnetonka, MN	Office	4,000	400,000
Nicollet VII	Burnsville, MN	Office	118,400	7,200,000
Pillsbury Business Center	Bloomington, MN	Office	42,220	1,800,000
Plymouth IV & V	Plymouth, MN	Office	126,809	13,750,000
Sterner Lighting	Winsted, MN	Manufacturing	38,000	1,000,000
Stone Container Addition	Fargo, ND	Manufacturing	41,500	2,001,879
Stone Container	Waconia, MN	Warehouse	29,440	1,666,500
Southdale Medical Center (60.31% part int.)	Edina, MN	Medical Office	195,983	32,421,070
			1,047,321	$ 110,199,692

Residential			Units	Purchase Price

Cottonwood Phase III	Bismarck, ND***		67	$ 1,854,800
Meadows, Phase III	Jamestown, ND***		27	1,865,182
Olympic Village	Billings, MT		274	11,616,500
Prairiewood Meadows	Fargo, ND		85	2,811,000
Ridge Oaks	Sioux City, IA		132	4,195,036
Sunset Trail, Phase I	Rochester, MN		73	6,493,150
Sunset Trail, Phase II	Rochester, MN**		n/a	4,006,932
			658	$ 32,842,600
Total				$143,042,292

**           Property not placed in service at April 30, 2001.  Additional costs are still to be incurred.
***         Represents costs to complete a project started in year ending April 30, 2000.

Property Dispositions
Real Estate assets sold by the operating partnership during fiscal 2002 and 2001 were as follows:

Property Sold	Sales Price	Book Value & Sales Costs	Gain

2002
Sunchase Apartments	$ 1,100,000	$ 803,591	$ 296,409
Lester Chiropractic Clinic	317,500	232,221	85,279
Carmen Court - Magic City Apartments	295,000	291,654	3,346
Walter's Building	0	35,062	-35,062
Corner Express	1,714,713	1,460,403	254,310
Total Fiscal 2002 Gain			$ 604,282

2001
Evergreen Shopping Center	$ 1,450,000	$ 1,448,310	$ 1,689
Chalet Apartments	390,000	366,566	23,434
Hill Park aka Garden Grove	2,400,000	1,823,518	576,482
Total Fiscal 2001 Gain			$ 601,605

Cash Distributions
The following cash distributions were paid to IRET shareholders and IRET Properties limited partners during fiscal years 2002, 2001, and 2000:

Date	2002	2001	2000

July 1,	$ ..1450	$ ..1325	$ ..1240
October 1,	.1475	.1350	.1260
January 15,	.1500	.1400	.1280
April 1,	..1520	..1425	.1300
	$ ..5945	$ ..5500	$ ..5080

The fiscal 2002 cash distributions increased 8.1% over the cash distributions paid during fiscal year 2001 and 17.0% over fiscal 2000.

Liquidity and Capital Resources
Important equity capital and financing events in fiscal 2002 were:

  As a result of the sale of additional shares of beneficial interest, shareholder equity increased during fiscal 2002 by $31,227,781 and, in addition, the equity capital of the operating partnership was increased by $17,456,852 as a result of contributions of real estate in exchange for operating units, resulting in a total increase in equity capital for the operating partnership of $48,684,633.

  Cash and marketable securities on April 30, 2002, totaled $22,833,426 compared to $9,368,176 on the same date in 2001 and $6,623,495 in 2000.
  Mortgage loan indebtedness increased due to the acquisition of new investment properties to $459,568,905 on April 30, 2002, from $368,956,930 on April 30, 2001, and $265,056,767 on April 30, 2000.  The weighted interest rate on these loans decreased to 7.41% per annum from 7.56% on April 30, 2001, and compared to 7.59% at the end of fiscal 2000.
  The issuance of investment certificates was discontinued in April of 2002 and the $25,186,582 of certificates outstanding on April 30, 2002, will be redeemed upon maturity as follows:
Certificates Maturing	Face Amount

Fiscal 2003	$ 16,484,256
Fiscal 2004	1,995,822
Fiscal 2005	2,221,533
Fiscal 2006	2,177,886
Fiscal 2007	2,307,085
Total	$ 25,186,582
  New real estate investments of $143,280,342 were made by the operating partnership in fiscal 2002, compared to $143,042,292 in fiscal 2001 and $155,284,745 in fiscal 2000.
  Net cash provided from operating activities increased to $26,918,213 from $22,328,745 due to the addition of new investments to our real estate portfolio.
  Net cash used in investing activities decreased to $75,862,027 from the $76,165,151 used in fiscal 2001.  This decrease resulted because less cash was needed to acquire new investment properties.
  Net cash provided from financing activities also decreased to $54,921,177 from the year earlier figure of $56,743,205 because of a small decrease in our activity in acquiring new properties using borrowed funds.
IRET expects that its short-term liquidity requirements will be met through the net cash provided by its operations and also expects that it will meet its long-term liquidity requirements including scheduled debt maturities maturing investment certificates, construction and development activities, and property acquisitions through long-term secured borrowings and the issuance of additional equity securities including shares of beneficial interest of the company as well as limited partnership units of the operating partnership to be issued in connection with acquisitions of improved real estate properties.

IRET believes that its net cash provided by operations will continue to be adequate to meet both operating requirements and cash distribution to its shareholders in accordance with REIT requirements in both the short and long term.  Budgeted expenditures for ongoing maintenance and capital improvements and renovations to its real estate portfolio are expected to be funded from cash flow generated from operations of these properties.

Of the $459,568,905 of mortgage indebtedness on April 30, 2002, $31,003,091 is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan and the balance of fixed rate mortgages was $428,565,814.  The principal payments due on all of the mortgage indebtedness are as follows:

Year Ending April 30	Mortgage Principal

2003	$ 19,162,590
2004	10,630,799
2005	11,517,237
2006	12,356,777
2007	13,260,789
Later Years	392,640,713
Total
$ 459,568,905

In addition to its cash and marketable securities, IRET Properties has unsecured line of credit agreements with First International Bank & Trust, Bremer Bank, and First Western Bank & Trust, all of Minot, North Dakota, totaling $19,000,000, none of which were in use on April 30, 2002 and 2001.  On April 30, 2000, $6,452,420 was in use.

Increased Costs and Economic Slowdown
In fiscal 2001, IRET experienced a sharp increase in the cost of utilities (primarily natural gas) in its apartment communities.  Since that time, natural gas prices have retreated, but it is possible that IRET's apartment communities will again experience a sharp increase in utility expenses which may not be recoverable in the form of increased rent.  Maintenance and other rental expenses also continue to increase at the general inflationary rate of 2-3%.  In most cases, IRET has been able to increase rental income sufficient to cover the normal inflationary increases in rental expenses, but did experience a substantial loss as a result of increased natural gas and snow removal expenses in fiscal 2001.  With respect to IRET's commercial properties, in virtually all cases, the tenant is responsible to pay utilities and most other rental expenses.  However, commercial leases tend to be of a longer term and IRET is precluded from increasing rent to compensate for inflationary changes in currency values.  In the case of residential properties, no leases are longer than one year and the majority are for six months or less and thus IRET may raise rent to cover inflationary changes in expenses and the value of its capital investment, subject to market conditions.

IRET's insurance costs will increase substantially during the coming year.  This increase in insurance costs, prior to September 2001, was not anticipated by management.  Given the weakened economic state, it is unlikely IRET will be able to increase rents sufficiently to fully offset its increased costs.  As a result, our expectation is that net income and FFO will still increase over the prior year, but at a lower rate than the 10% FFO growth of fiscal 2002.

Increasing Ownership of Commercial Properties
Historically, the assets in our investment portfolio consisted predominantly of multi-family residential properties, as compared to commercial properties. More recently, our investment activities have caused this balance to shift so that the percentage of commercial properties held in our portfolio has increased significantly. Within the past two years, approximately 80% of our property acquisitions have been commercial properties due to the greater availability of these properties on terms that meet our financial and strategic objectives. If current market conditions continue, we anticipate that the percentage of commercial properties could equal or exceed the percentage of multi-family residential properties during fiscal 2003. This may not, however, be a long-term trend as in future periods we may purchase a greater percentage of multi-family residential properties depending on market conditions.

Our historical experience in acquiring multi-family residential properties may not be directly applicable to the acquisition of a greater percentage of commercial properties. Commercial properties involve different risks than multi-family residential properties, including: direct exposure to business and economic downturns; exposure to tenant lease terminations or bankruptcies; and competition from real estate investors with greater experience in developing and owning commercial properties.

Current and Future Vacancies
In the twelve months subsequent to April 30, 2002, leases covering approximately 11.80% of our total commercial square footage will expire. At April 30, 2002, approximately 2.1% of our total commercial square footage was vacant. Of that vacancy, approximately 54.04% is represented by the warehouse in Boise, Idaho, which has been vacant for the last 24 months. At April 30, 2002, approximately 6.96% of the units in our multi-family stabilized residential properties were vacant.  Due to the overall general economic slowdown, we are expecting that our vacancy rates will increase over the next 12 to 18 months.  Additionally, rent rates for commercial property in the Minneapolis area have stagnated at current levels with little possibility for increases in the next 12 to 18 months.

Geographic Concentration in North Dakota and Minnesota
The majority of our assets are presently invested in real estate properties in North Dakota and Minnesota. For the year ended April 30, 2002, we received 68% of our commercial gross revenue from commercial properties in Minnesota and 20% of our commercial gross revenue from commercial properties in North Dakota. Minnesota accounts for 72% of our commercial real estate portfolio by square footage, while North Dakota accounts for 18%.

For the year ended April 30, 2002, we received 17% of our apartment gross revenue from multi-family residential properties in Minnesota and 32% of our apartment gross revenue from multi-family properties in North Dakota. As of that same date, we owned 1,309 apartment units, 16% of our total number of apartment units, in Minnesota, and 2,995 apartment units, 36% of our total number of apartment units, in North Dakota.  We intend to continue focusing on real estate activities in the state of Minnesota which will result in an increase to our current concentration in the upper Midwest.

Critical Accounting Policies
Revenue Recognition.  Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases.  Rents recognized in advance of collection are reflected as rent receivable, net of allowance for doubtful accounts.  IRET evaluates the need for an allowance for doubtful accounts periodically. In performing its evaluation, management assesses the recoverability of individual real estate mortgage loans and rent receivables by a comparison of their carrying amount with their estimated net realizable value.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.  IRET receives payments for these reimbursements from substantially all its multi-tenant commercial tenants throughout the year based on estimates.  Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.

A number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. These percentage rents are recorded once the required sales level is achieved and are included in rental income at that time.

Profit on sales of real estate shall be recognized in full when the real estate is sold, provided the collectibility of the sales price is reasonably assured or the amount that will be collectible can be estimated and the seller is not obliged to perform significant activities after the sale to earn the profit.  Any gain or loss on a sale or disposition is recognized in accordance with accounting principles generally accepted in the United States of America.

Accounting for Property Owned.  Real estate is stated at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Refurbishment type costs such as property-wide painting, carpeting, wallpaper, tiling, replacement of worn out appliances, replacement of worn out bathroom fixtures, replacement of worn out windows, siding, roofs, walkways, parking lots or landscaping, and any other type of refurbishment activity is capitalized.  Interest, real estate taxes, and other development costs relating to the acquisition and development of certain qualifying properties are also capitalized. Expenditures for routine maintenance and repairs, such as individual apartment painting, wallpapering, cleaning, and appliance repair, which do not add to the value or extend useful lives, are charged to expense as incurred.

IRET assesses whether there has been impairment in the value of its real estate by comparing its carrying amount to the aggregate undiscounted future cash flows without interest charges.  Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  Such market factors include a lessee's ability to pay rent under the terms of the lease.  If a property is leased at a significantly lower rent, IRET may recognize a loss if the income stream is not sufficient to recover its investment.  If impairment is determined to be present, the loss is measured as the amount by which the carrying value exceeds the property's fair value.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited to fluctuations in the general level of interest rates on its current and future fixed and variable rate debt obligations. Even though our philosophy is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on its variable rate debt, on any future repricing or refinancing of its fixed rate debt and on future debt.

We primarily use long-term (more than ten years) and medium-term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our costs of capital. As of April 30, 2001, we had the following amount of future principal payments on mortgages secured by our real estate:

Long Term Debt	2002	2003	2004	2005	2006	Thereafter	Total
Fixed Rate	$3,209,699	$6,949,388	$7,482,220	$8,183,905	$10,998,715	$291,141,854	$337,364,781
Variable Rate	$1,265,409	$1,348,758	$1,458,692	$1,563,065	$ 2,734,650	$ 23,221,575	$ 31,592,149
							$368,956,930
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)

(1) The weighted average interest rate as of April 30, 2001, was 7.56%. Any fluctuations on the variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $31,592,149 of variable rate indebtedness would increase our annual interest expense by $315,921.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Supplementary Data are filed as a part of this report and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in IRET's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in IRET's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in IRET's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be contained in IRET's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders and such information is incorporated herein by reference.

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
The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report on   Form 10-K:

      I           Marketable Securities - Other Investments
      IV         Non-current Indebtedness of Related Parties - Mortgage Loans Receivable
      X          Supplemental Income Statement Information
      XI         Real Estate Owned and Accumulated Depreciation
      XII        Investments in Mortgage Loans on Real Estate
XIII Other Investments - Partnerships
	3.	Exhibits
See the list of exhibits set forth in part (c) below.
(b)
On March 15, 2002, IRET filed a Form 8-K/A reporting items under Item 7-Financial Statements, Pro Forma Financial Information and Exhibits.
 On January 2, 2002, IRET filed a Form 8-K announcing that it had purchased seven properties that individually were insignificant, as defined in Regulation S-X, but in the aggregate constituted a significant amount of assets, as defined in Regulation S-X.  This Form 8-K/A includes the financial statements relating to the assets that comprise a substantial majority of the individually insignificant assets as measured by cost.

(c)
The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2002. The Registrant will furnish a copy of any exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3(i)
Second Restated Declaration of Trust of Investors Real Estate Trust, dated February 10, 1999, and filed as Exhibit 3(i) to Form S-11 Registration Statement effective June 4, 1999, (SEC File No. 333 21945) filed for the Registrant (File No. 0-14851) and incorporated herein by reference.

3(ii)	Governing Provisions (Bylaws) of IRET, Inc. as adopted on January 15, 1997, amended on July 15,1998, amended on June 20, 2001, and filed herewith.
10(i)
Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated January 31, 1997, filed as Exhibit 3(ii) to Form S-11 Registration Statement effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant (File No. 0-14851) and incorporated herein by reference.

21	Subsidiaries of Investors Real Estate Trust

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investors Real Estate Trust
Date: July 29, 2002	By: /S/ Thomas A. Wentz, Sr. Thomas A. Wentz, Sr. President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ Jeffrey L. Miller Jeffrey L. Miller	Trustee & Chairman	July 29, 2002

/S/ C. Morris Anderson C. Morris Anderson	Trustee & Vice Chairman	July 29, 2002

/S/ Daniel L. Feist Daniel L. Feist	Trustee & Vice Chairman	July 29, 2002

/S/ Thomas A. Wentz, Jr. Thomas A. Wentz, Jr.	Trustee,Vice President & General Counsel	July 29, 2002

/S/ Timothy P. Mihalick Timothy P. Mihalick	Trustee, Senior Vice President & Chief Operating Officer	July 29, 2002

/S/ Diane K. Bryantt Diane K. Bryantt	Secretary & Chief Financial Officer	July 29, 2002

/S/ John F. Decker John F. Decker	Trustee	July 29, 2002

/S/ Steven B. Hoyt Steven B. Hoyt	Trustee	July 29, 2002

/S/ Patrick G. Jones Patrick G. Jones	Trustee	July 29, 2002

/S/ Stephen L. Stenehjem Stephen L. Stenehjem	Trustee	July 29, 2002

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
April 30, 2002, 2001 and 2000
and
INDEPENDENT AUDITOR'S REPORT

PO Box 1988
12 South Main Street - Suite 100
Minot, ND  58702-1988
701-837-4738
fax: 701-838-7785
email: info@iret.com
www.iret.com

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
INDEPENDENT AUDITORS REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	2 - 3
Consolidated Statements of Operations	4
Consolidated Statements of Shareholders' Equity	5
Consolidated Statements of Cash Flows	6 - 7
Notes to Consolidated Financial Statements	8 - 26

ADDITIONAL INFORMATION
Independent Auditor's Report on Additional Information	28
Marketable Securities	29
Supplemental Income Statement Information	30
Real Estate Accumulated Depreciation	31 - 39
Investments in Mortgage Loans on Real Estate	40
Selected Financial Data	41
Gain From Property Dispositions	42
Mortgage Loans Payable	43 - 45
Significant Property Acquisitions	46

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the financial statement on notes thereon.

Quarterly Results of Consolidated Operations (unaudited)	47

INDEPENDENT AUDITOR'S REPORT

Board of Trustees
Investor Real Estate Trust
and Subsidiaries
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2002, and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 2002, 2001, and 2000.  These consolidated financial statements are the responsibility of the Trust's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Subsidiaries as of April 30, 2002, and 2001, and the consolidated results of its operations and cash flows for the years ended April 30, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

/S/ Brady Martz and Associates, P.C.
BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA

May 22, 2002

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2002 and 2001

ASSETS	2002	2001
REAL ESTATE INVESTMENTS
Property owned	$ 740,319,436	$ 591,636,468
Less accumulated depreciation	- 58,925,517	- 44,093,145
	$ 681,393,919	$ 547,543,323

Mortgage loans receivable	3,952,762	1,037,095
Total real estate investments	$ 685,346,681	$ 548,580,418

OTHER ASSETS
Cash	$ 12,333,426	$ 6,356,063
Marketable securities - held-to-maturity	0	2,351,248
Marketable securities - available-for-sale	10,500,000	660,865
Rent receivable	3,233,765	1,925,429
Real estate deposits	422,045	522,500
Notes Receivable	3,500,000	0
Prepaid and other assets	3,513,791	799,973
Tax, insurance, and other escrow	6,210,450	4,323,960
Furniture & fixtures	209,121	187,313
Goodwill	1,440,817	1,550,246
Deferred charges and leasing costs	3,498,922	3,064,109
TOTAL ASSETS	$ 730,209,018	$ 570,322,124

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
April 30, 2002 and 2001

LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001
LIABILITIES
Accounts payable and accrued expenses	$ 10,596,277	$ 8,252,758
Mortgages payable	459,568,905	368,956,930
Investment certificates issued	25,186,582	11,876,417
Total Liabilities	$ 495,351,764	$ 389,086,105

COMMITMENTS AND CONTINGENCIES (NOTE 14)

MINORITY INTEREST IN PARTNERSHIPS	$ 12,819,077	$ 3,287,665

MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	$ 76,460,046	$ 59,003,194

SHAREHOLDER'S EQUITY
Shares of beneficial interest (unlimited authorization, no par value, 27,847,079 shares outstanding in 2002 and 24,068,346 shares outstanding in 2001)	$ 163,376,549	$ 132,148,768
Accumulated distributions in excess of net income	-17,798,418	-13,073,157
Accumulated other comprehensive loss	0	-130,451
Total shareholders' equity	$ 145,578,131	$ 118,945,160
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 730,209,018	$ 570,322,124

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2002, 2001, and 2000

	2002	2001	2000
REVENUE
Real estate rentals	$ 91,738,602	$ 74,800,722	$ 54,257,881
Interest, discounts and fees	1,277,467	966,428	1,187,312
Total revenue	$ 93,016,069	$ 75,767,150	$ 55,445,193

EXPENSES
Interest	$ 30,604,846	$ 25,231,398	$ 17,014,170
Depreciation	15,515,168	12,299,532	8,460,112
Utilities and maintenance	12,709,614	11,546,566	8,044,530
Taxes	9,184,599	7,545,182	5,282,361
Insurance	1,352,622	831,963	476,962
Property management expenses	6,985,542	5,784,423	4,290,275
Loss on impairment of properties	0	0	1,319,316
Administrative expenses	1,569,853	1,057,469	0
Advisory and trustee services	112,889	423,227	1,159,120
Operating expenses	565,802	431,390	633,692
Amortization	549,200	428,188	216,097
Total expenses	$ 79,150,135	$ 65,579,338	$ 46,896,635

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$ 13,865,934	$ 10,187,812	$ 8,548,558
GAIN ON SALE OF PROPERTIES	546,927	601,605	1,754,496
MINORITY INTEREST PORTION - OTHER PARTNERSHIPS	-198,564	0	0
MINORITY INTEREST PORTION - OPERATING PARTNERSHIP	-3,614,168	-2,095,177	-1,495,209
NET INCOME	$ 10,600,129	$ 8,694,240	$ 8,807,845

Net income per share (basic and diluted)	$ 42	$ ..38	$ ..42

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUSTAND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
for the years ended April 30, 2002, 2001, and 2000

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER'S EQUITY
BALANCE MAY 1, 1999
	19,066,954	$ 93,095,819	$ -7,255,958	$ - 56,567	$ 85,783,294
Comprehensive income
Net income	0	0	8,807,845	0	8,807,845
Unrealized loss on securities available-for-sale	0	0	0	-161,938	-161,938
Total comprehensive income					$8,645,907
Distributions	0	0	-10,645,963	0	-10,645,963
Distribution reinvestment plan	803,192	6,330,301	0	0	6,330,301
Sale of shares	3,115,789	24,022,246	0	0	24,022,246
Shares repurchased	-533,866	-4,215,194	0	0	-4,215,194
BALANCE APRIL 30, 2000
	22,452,069	$ 119,233,172	$ -9,094,076	$ -218,505	$ 109,920,591
Comprehensive Income
Net income	0	0	8,694,240	0	8,694,240
Unrealized gain on securities available-for-sale	0	0	0	88,054	88,054
Totalcomprehensive income					$ 8,782,294
Distributions	0	0	-12,673,321	0	-12,673,321
Distribution reinvestment plan	273,155	2,230,445	0	0	2,230,445
Sale of shares	1,383,908	11,001,509	0	0	11,001,509
Fractional shares repurchased	-40,786	-316,358	0	0	- 316,358
BALANCE APRIL 30, 2001	24,068,346	$ 132,148,768	$ -13,073,157	$ -130,451	$ 118,945,160
Comprehensive Income
Net income			10,600,129		10,600,129
Unrealized gain on securities available-for-sale				130,451	____130,451
Totalcomprehensive income					$ 10,730,580
Distributions			-15,325,390		-15,325,390
Distribution reinvestment plan	832,708	7,297,694			7,297,694
Sale of shares	2,947,986	23,949,523			23,949,523
Fractional shares repurchased	-1,961	-19,436	__________	__________	____-19,436
BALANCE APRIL 30, 2002	27,847,079	$163,376,549	$ -17,798,418	$ 0	$ 145,578,131

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2002, 2001, and 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 10,600,129	$ 8,694,240	$ 8,807,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,064,368	12,727,720	8,676,209
Minority interest portion of operating partnership income	3,812,732	2,095,177	1,495,209
Accretion of discount on contracts	0	0	-1,506
Gain on sale of properties	-546,927	-601,605	-1,754,496
Loss on impairment of properties	0	0	1,319,316
Interest reinvested in investment certificates	486,198	360,181	363,935
Effects on operating cash flows due to changes in:
Real estate deposits	1,062,876	246,350	-467,950
Rent receivable	-1,308,336	-990,213	-1,055,922
Other assets	-2,850,807	-201,547	-283,838
Tax, insurance and other escrow	-1,886,489	-1,105,357	-1,457,408
Deferred charges	-874,584	-805,364	-1,319,634
Accounts payable and accrued expenses	__ _2,359,053	1,909,163	1,955,325
Net cash provided from operating activities	$ 26,918,213	$ 22,328,745	$ 16,277,085

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities held-to-maturity	$ 3,085,208	$ 250,172	$ 363,014
Principal payments on mortgage loans receivable	5,591,429	613,934	492,547
Proceeds from sale of property	269,501	0	7,326,563
Payments for acquisitions and improvement of properties	-62,301,069	-72,319,419	-121,931,571
Purchase of marketable securities available-for-sale	-10,500,000	0	0
Investment in mortgage loans receivable	-8,507,096	-4,709,838	- 6,291,617
Investment in Notes Receivable	_ _-3,500,000	__________0	__________0
Net cash used for investing activities	$ -75,862,027	$ - 76,165,151	$ -120,041,064

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2002, 2001, and 2000

	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares, net of issue costs	$ 13,520,867	$ 11,001,509	$ 24,022,246
Proceeds from investment certificates issued	24,109,305	3,257,574	3,769,003
Proceeds from mortgages payable	43,093,345	79,369,000	93,969,098
Proceeds from sale of minority interest units	345,603	0	0
Repurchase of shares and minority interest units	-29,868	-5,497,952	-4,832,012
Distributions paid	-8,362,657	-5,963,290	-4,315,662
Distributions paid to minority interest unitholders	-4,476,875	-3,059,078	-1,846,104
Distributions paid to other minority partners	-150,082	0	0
Redemption of investment certificates	-2,195,531	-1,828,594	-5,815,818
Principal payments on mortgage loans	-10,932,930	-14,083,544	-7,902,981
Net increase (decrease) in short-term lines of credit	__________0	-6,452,420	6,452,420
Net cash provided from financing activities	$ 54,921,177	$ 56,743,205	$ 103,500,190
NET INCREASE (DECREASE) IN CASH	$ 5,977,363	$ 2,906,799	$ -263,789
CASH AT BEGINNING OF YEAR	6,356,063	3,449,264	3,713,053
CASH AT END OF YEAR	$ 12,333,426	$ 6,356,063	$ 3,449,264

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$ 7,297,694	$ 2,230,445	$ 6,330,301
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	59,650,208	38,611,547	4,049,568
Mortgage loan receivable transferred to property owned	0	4,709,838	15,000,000
Proceeds from sale of properties deposited directly with escrow agent	856,411	4,093,684	0
Properties and goodwill acquired through the issuance of minority interest units in the operating partnership	19,793,183	25,543,524	21,602,841
Minority partner interest in Southdale Medical Center	0	3,287,655	0
Minority partner interest in Mendota Properties	9,482,931	0	0
Interest reinvested directly in investment certificates	486,198	360,181	363,935
Investment certificates transferred to shares	9,089,807	0	0
UPREIT units converted to shares	1,338,849	0	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 27,318,816	$ 23,763,584	$ 15,670,488
Interest paid on investment certificates	663,774	745,391	544,977
Interest paid on margin account and other	__ ___1,438	___________0	__________0
	$ 27,984,028	$ 24,508,975	$ 16,215,465

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002, 2001, and 2000

NOTE 1 - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS  Investors Real Estate Trust ("IRET") qualifies under Section 856 of the Internal Revenue Code as a real estate investment trust. IRET has real estate properties located primarily throughout the upper Midwest, with its principal office located in Minot, North Dakota. IRET invests in commercial and residential real estate, real estate mortgages, governmental backed securities and equity securities in other real estate investment trusts.  Gross rental revenues were derived 64% from residential property assets and 36% from commercial property assets.

Effective February 1, 1997, IRET reorganized its structure in order to convert to Umbrella Partnership Real Estate Investment Trust (UPREIT) status. IRET established an operating partnership (IRET Properties, a North Dakota Limited Partnership) with a wholly owned corporate subsidiary acting as its sole general partner (IRET, Inc., a North Dakota corporation). IRET transferred substantially all of its assets and liabilities to the operating partnership in exchange for general partnership units.

The general partner has full and exclusive management responsibility for the real estate investment portfolio owned by the operating partnership. The partnership is operated in a manner that allows IRET to continue its qualification as a real estate investment trust under the Internal Revenue Code.

All limited partners of IRET Properties have certain exchange rights allowing the exchange of limited partnership units for IRET shares on a one-for-one basis. The exchange rights are subject to certain restrictions including no exchanges for at least one year following the acquisition of the limited partnership units.  Each limited partnership unit is entitled to receive a cash distribution equal to any distribution paid on a share of IRET stock.

Effective July 1, 2000, IRET became self-administered as a result of the acquisition of its former advisory company, Odell-Wentz & Associates, LLC.  Virtually all officers and employees of Odell-Wentz & Associates, LLC were retained by IRET.  Please refer to Note 9 for information concerning the impact of this acquisition on the accompanying financial statements.

BASIS OF PRESENTATION  The consolidated financial statements include the accounts of IRET and all of its subsidiaries in which it maintains a controlling interest.  IRET is the sole shareholder of IRET, Inc., which is the general partner of the operating partnership, IRET Properties. IRET is also the sole shareholder of Miramont IRET Inc. and Pine Cone IRET Inc., both Colorado business corporations.

IRET is the sole shareholder of the following entities:  Forest Park - IRET, Inc., Thomasbrook - IRET, Inc., Dakota - IRET, Inc., MedPark - IRET, Inc., Flying Cloud - IRET, Inc.,  Meadows II - IRET, Inc., IRET - Ridge Oaks, LLC, and Applewood - IRET, Inc.  The entities in the preceding sentence are the sole general partners and IRET Properties is the sole limited partner for the following limited partnerships, respectively:  Forest Park Properties, a North Dakota limited partnership; Thomasbrook Properties, a Nebraska limited partnership; Dakota Hill Properties, a Texas limited partnership; MedPark Properties, a North Dakota limited partnership; and 7901 Properties, LP, a Minnesota limited partnership, Meadows 2 Properties, LP, a North Dakota limited partnership, Ridge Oaks, LP, an Iowa limited partnership, and Applewood - IRET Properties, a Nebraska limited partnership.  IRET Properties is also the sole owner of Health Investors Business Trust, a Delaware business trust and IRET - Oakmont, LLC.  These entities are all invested in real estate and are formed and acquired solely so the underlying real estate may be encumbered by mortgage indebtedness.

NOTE 1 - (continued)

The consolidated financial statements also include the ownership by IRET Properties of a  60.31% in Minnesota Medical Investors LLC, SMB Operating Company LLC, and SMB MM LLC, collectively known as Southdale Medical Center and a 51% ownership interest in Mendota Properties, LLC, a Minnesota limited liability company.  Mendota Properties,  LLC, is the holder of all of the issued and outstanding membership interests in Mendota Office Holding LLC, a Minnesota limited liability company and Mendota Office Three and Four, LLC, a Minnesota limited liability company.  The three Mendota LLCs are the owner of five multi-tenant commercial real estate properties in Dakota County, Minnesota.  These companies are consolidated into the IRET's other operations with minority interests reflecting the minority partners' share of ownership and income and expenses.

All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS  Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Certain provisions of SFAS 133 were amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" an amendment of Statement 133.  The impact of SFAS 133 is not significant.

In 2001 the FASB issued SFAS No. 141 "Business Combinations" ("SFAS 141") which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method, SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which provides new guidance in accounting for goodwill and intangible assets and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of SFAS 141 had no effect of IRET's financial position or results of operations.  IRET is required to adopt SFAS 142 and SFAS 144 on May 1, 2002.  The impact of the adoption of SFAS 142 and SFAS 144 is not expected to have a significant impact.

USE OF ESTIMATES  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY OWNED  Real estate is stated at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Refurbishment type costs such as property-wide painting, carpeting, wallpaper, tiling, replacement of worn out appliances, replacement of worn out bathroom fixtures, replacement of worn out windows, siding, roofs, walkways, parking lots or landscaping, and any other type of refurbishment activity is capitalized.  Interest, real estate taxes, and other development costs relating to the acquisition and development of certain qualifying properties are also capitalized. Expenditures for routine maintenance and repairs, such as individual apartment painting, wallpapering, cleaning, and appliance repair, which do not add to the value or extend useful lives are charged to expense as incurred.

NOTE 1 - (continued)

IRET assesses whether there has been impairment in the value of its real estate by comparing its carrying amount to the aggregate undiscounted future cash flows without interest charges.  Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.  Such market factors include a lessee's ability to pay rent under the terms of the lease.  If a property is leased at a significantly lower rent, IRET may recognize a loss if the income stream is not sufficient to recover its investment.  If impairment is determined to be present, the loss is measured as the amount by which the carrying value exceeds the property's fair value.

The fair value of the property is the amount which would be recoverable upon the disposition of the property.  Techniques used to establish fair value include: present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, the appraised value, and recent sales of comparable assets in close proximity to IRET's property.

IRET's acquisitions for the fiscal year 2002 in order of size:

Property	Location	Type	Cost	Date Acquired
Mendota Heights Office Complex	Mendota Heights, MN	Multi-tenant Office Building	$ 51,280,260	04/30/02
Interlachen	Edina, MN	Multi-tenant Office Building	16,691,306	08/10/01
Thresher Square - East & West	Minneapolis, MN	Multi-tenant Office Building	11,119,958	01/02/02
Applewood on the Green	Omaha, NE	234-unit Apt Community	10,810,426	10/31/01
Wirth Corporate Center	Golden Valley, MN	Commercial Office	8,629,281	04/01/02
Stone Container	Roseville, MN	Industrial Building	8,265,238	12/20/01
Bloomington Business Plaza	Bloomington, MN	Multi-tenant Office Building	7,445,108	10/01/01
Edgewood Vista	Virginia, MN	Assisted Living Center	6,958,383	04/30/02
Wayroad	Minnetonka, MN	Commercial Office	5,394,985	04/01/02
Oakmont Apartments	Sioux Falls, SD	80-unit Apt Community	5,257,468	04/30/02
Canyon Lake Apartments	Rapid City, SD	109-unit Apt Community	4,280,120	09/27/01
Sunset Trail Phase II*	Rochester, MN	73-unit Apt Community	2,851,600	04/01/02
Morgan Chemical	New Brighton, MN	Industrial Building	2,428,810	04/30/02
Cottage Grove Center	Cottage Grove, MN	Strip Mall	1,116,089	07/06/01
Pinehurst Apartments	Billings, MT	21-unit Apt Community	751,310	02/28/02
	TOTAL		$143,280,342

*  Represents costs to complete a project started in year ending April 30, 2001.

REAL ESTATE HELD FOR SALE is stated at the lower of its carrying amount or estimated fair value less disposal costs.  Depreciation is not recorded on assets classified as held for sale.

In the normal course of business IRET will receive offers for sale of its properties, either solicited or unsolicited.  For those offers that are accepted, the prospective buyer will usually acquire a due diligence period before completion of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  As a result, real estate is not classified

NOTE 1 - (continued)

as "held-for-sale" until it is likely, in the opinion of management, that a property will be disposed of in the near term, even if sale negotiations for such property are currently under way.

FURNITURE AND FIXTURES consists of office furniture, fixtures, and equipment located at IRET's operational headquarters and is stated at cost net of accumulated depreciation.   Accumulated depreciation was $289,089 and $215,757 as of April 30, 2002, and 2001, respectively.

DEPRECIATION is provided to amortize the cost of individual assets over their estimated useful lives using principally the straight-line method. Useful lives range from 5 - 12 years for furniture and fixtures and 20 - 40 years for buildings and improvements.

MORTGAGE LOANS RECEIVABLE are shown at cost.  Interest income is accrued and reflected in the related balance.

MARKETABLE SECURITIES  IRET's investments in securities are classified as securities "held-to-maturity" and securities "available-for-sale."  The securities classified as "available-for-sale" as of April 30, 2002, represents an investment in a Merrill Lynch money market mutual fund and is stated at fair value. As of April 30, 2001, the "available-for-sale" investments consisted of equity shares in other real estate investment trusts which were also stated at fair value.  Unrealized gains and losses on securities "available-for-sale" are recognized as direct increases or decreases in shareholders' equity.  The securities classified as "held-to-maturity" consist of Government National Mortgage Association securities. In June 2001, IRET sold these GNMA securities.  They are reported at cost, adjusted by amortization of premiums and accretion of discounts which are recognized in interest income using the straight-line method over the period to maturity which approximates the effective interest method.  Cost of securities sold is recognized on the basis of specific identification.

TAX, INSURANCE, AND OTHER ESCROW   includes reserve for replacement funds to be used for replacement of structural elements and mechanical equipment of certain projects.  The funds are under the control of the lender.  Disbursements are made after supplying written documentation to the lender.

REAL ESTATE DEPOSITS consist of funds held by an escrow agent to be applied toward the purchase of real estate qualifying for gain deferral as a like-kind exchange of property under Section 1031 of the Internal Revenue Code. It also consists of earnest money, or "good faith deposits," to be used by IRET toward the purchase of property or the payment of loan costs associated with loan placement or refinancing.

GOODWILL has been amortized on a straight-line basis over a period of 15 years.  IRET periodically reviews goodwill for impairment and if a permanent decline in value has occurred, IRET will reduce its goodwill balance to fair value.  Accumulated amortization of goodwill was $200,620 and $91,191 as of April 30, 2002, and 2001, respectively.  See previous note for the impact of the new accounting pronouncement SFAS No. 142 "Goodwill and Other Intangible Assets."

DEFERRED LEASING AND LOAN ACQUISITION COSTS  Costs and commissions incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases.  Costs incurred in obtaining long-term financing are amortized over the life of the loan and charged to amortization expense over the terms of the related debt agreements.

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

IRET reflects minority interests in the Southdale Medical Center and Mendota Heights Office Complex on the balance sheet for the portion of properties consolidated by IRET that are not wholly

NOTE 1- (continued)

owned by IRET.  The earnings or losses from these properties attributable to the minority interests are reflected as limited partner minority interests in the consolidated statements of operations.

NET INCOME PER SHARE  IRET adopted Statement of Financial Accounting Standard No. 128 - Earnings Per Share. Basic net income per share is computed using the weighted average number of shares outstanding over the earnings period. There is potential for dilution of net income per share due to the conversion option of operating partnership units. However, basic and diluted net income per share are the same. The computation of basic and diluted net income per share can be found in Note 12.

INCOME TAXES   IRET intends to continue to qualify as a real estate investment trust as defined by the Internal Revenue Code and, as such, will not be taxed on the portion of the income that is distributed to the shareholders, provided at least 90% of its real estate investment trust taxable income is distributed and other requirements are met. IRET intends to distribute all of its taxable income and realized capital gains from property dispositions within the prescribed time limits and, accordingly, there is no provision or liability for income taxes shown on the financial statements.

IRET conducts all of its business activity as an umbrella real estate investment trust through its operating partnership, IRET Properties.  This UPREIT status allows IRET to accept the contribution of real estate in exchange for limited partnership units.  Generally, such a contribution to a limited partnership allows for the non-recognition of gain by an owner of appreciated real estate.  The UPREIT concept is based on the combination of  the non-recognition provisions of Section 721 of the Internal Revenue Code and the limited partnership conversion rights which allow the contributing partner to exchange the limited partnership interest received in exchange for the appreciated real estate for IRET's stock. Upon conversion of the partnership units to IRET shares, a taxable event occurs for that limited partner.

Income or loss of the operating partnership shall be allocated among its partners in compliance with the provisions of the Internal Revenue Code Section 701(b) and 704(c).

REVENUE RECOGNITION  Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases.  Rents recognized in advance of collection is reflected as rent receivable, net of allowance for doubtful accounts.  IRET evaluates the need for an allowance for doubtful accounts periodically. In performing its evaluation, management assesses the recoverability of individual real estate mortgage loans and rent receivables by a comparison of their carrying amount with their estimated net realizable value. A summary of the changes in the allowance for doubtful accounts for the years ended April 30, 2002, and 2001, are as follows:

	2002	2001
Balance at beginning of year	$ 120,315	$ 0
Provision for doubtful accounts	30,000	120,315
Write-offs	-9,530	0
Balance at close of year	$ 140,785	$ 120,315

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.  IRET receives payments for these reimbursements from substantially all its multi-tenant commercial tenants throughout the year based on estimates.  Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.

NOTE 1- (continued)

A number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. These percentage rents are recorded once the required sales level is achieved and are included in rental income at that time.

Profit on sales of real estate shall be recognized in full when the real estate is sold, provided the collectibility of the sales price is reasonably assured or the amount that will be collectible can be estimated and the seller is not obliged to perform significant activities after the sale to earn the profit.  Any gain or loss on a sale or disposition is recognized in accordance with accounting principles generally accepted in the United States of America.

Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non-performing loans, income is recognized as discussed in Note 4.

RECLASSIFICATIONS  Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

THE DISTRIBUTION REINVESTMENT PLAN is available to all shareholders of IRET and all limited partners of IRET Properties. Under the Distribution Reinvestment Plan, shareholders or limited partners may elect to have all or a portion of their distribution used to purchase additional IRET shares.

NOTE 2 - OFF-BALANCE-SHEET RISK

IRET had deposits at First Western Bank, Bremer Bank, First International Bank, Associated Bank and Washington County Bank which exceeded Federal Deposit Insurance Corporation limits by $8,517,162, $454,088, $2,748,210, $934,773 and $150,383, respectively, as of April 30, 2002.

As of April 30, 2002, IRET has agreements whereby First Western Bank provides additional coverage through repurchase agreements totaling $15,075,000.  First Western Bank has pledged U.S. Government Securities or U.S. Government Agency Securities under the repurchase agreements.  The repurchase agreements have no impact on the fair market value of the underlying bank account balances since IRET is entitled to recover only up to the par value of their accounts, subject to the above maximum threshold.

NOTE 3 - PROPERTY OWNED UNDER LEASE

Property consisting principally of real estate owned under lease is stated at cost less accumulated depreciation and is summarized as follows:

	April 30, 2002	April 30, 2001

Residential	$ 389,930,454	$ 361,577,622
Less accumulated depreciation	-41,629,462	-32,296,179
	$ 348,300,992	$ 329,281,443

Commercial	$ 350,388,982	$ 230,058,846
Less accumulated depreciation	-17,296,055	-11,796,966
	$ 333,092,927	$ 218,261,880

Remaining Cost	$ 681,393,919	$ 547,543,323

            There were no repossessions during the years ended April 30, 2002, and 2001.

NOTE 3- (continued)

The above cost of residential real estate owned included construction in progress of $0 and $6,307,018 as of April 30, 2002, and 2001, respectively. As of April 30, 2002, IRET had no plans to fund any construction projects other than an expansion of the Southdale Medical Center in Edina, Minnesota, at an estimated cost of $13,000,000 and to finance a $5,000,000 addition to the existing facility of Edgewood Vista, in Hermantown, Minnesota.  As of year-end April 30, 2002, IRET committed to purchase the Three Paramont office building in Bloomington, Minnesota, for $7,350,000.  In addition, as of April 30, 2002, IRET has outstanding offers to purchase selected properties as part of their normal operations.

IRET committed to sell Oak Manor Apartments in Dickinson, North Dakota for $420,000 (book value of $306,856), Oak Park Apartments in Dickinson, North Dakota for $275,000 (book value of $257,715), and Eastwood Apartments in Dickinson, North Dakota for $620,000 (book value of $406,512).

Construction period interest of $99,668, $316,644, and $404,089 has been capitalized for the year ended April 30, 2002, 2001, and 2000, respectively.

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $59,052,950, $55,806,712, and $42,379,855 for the year ended April 30, 2002, 2001, and 2000, respectively.

Gross revenues from commercial property rentals totaled $32,685,652, $18,994,010 and $11,878,026 for the year ended April 30, 2002, 2001, and 2000, respectively. Commercial properties are leased to tenants under terms  expiring at various dates through 2024. Lease terms often include renewal options and, in limited instances, buyout options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rents based on a percentage of sales totaled $116,239, $124,092, and $102,659 for the years ended April 30, 2002, 2001, and 2000, respectively.

The future minimum lease payments to be received under leases for commercial properties as of April 30, 2002, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year ending April 30,
2003	$ 27,628,991
2004	26,707,051
2005	25,120,322
2006	23,093,777
2007	21,511,722
Thereafter	133,182,414
$ 257,244,277

Loss on impairment of two commercial properties totaled $1,319,316 for the year ended April 30, 2000.  Impairment losses were determined based on present value of estimated expected future cash flows from each property.  The carrying value of the First Avenue Building, located in Minot, North Dakota, was reduced by $311,202.  The carrying value of a commercial building located in Boise, Idaho was reduced by $1,008,114.  There were no losses on impairment of properties for the years ended April 30, 2002, and 2001.

NOTE 4 - MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable consists of five separate loans which are secured by real estate. Contract terms call for monthly payments of principals and interest. Interest rates range from 7% to 11%. Mortgage loans receivable have been evaluated for possible losses considering repayment history, market value of underlying collateral, and economic conditions.

Future principal payments due under the mortgage loans contracts as of April 30, 2002, are as follows:

Year ending April 30,
2003	$ 3,783,217
2004	39,545
Later years	130,000
$ 3,952,762

There were no significant non-performing mortgage loans receivable as of April 30, 2002, or 2001. Non-performing loans are recognized as impaired in conformity with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. The average balance of impaired loans for the years ended April 30, 2002, and 2001, was not significant. For impairment recognized in conformity with FASB Statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.

Additional interest income that would have been earned on loans if they had not been non-performing was not significant in fiscal 2002, 2001, or 2000. There was no interest income on non-performing loans recognized on a cash basis for fiscal 2002, 2001, and 2000.

NOTE 5 - MARKETABLE SECURITIES

The amortized cost and estimated market values of marketable securities held-to-maturity at April 30, 2001, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2001
ISSUER GNMA	$ 2,351,248	$ 80,159	$ 77,389	$ 2,354,018
Marketable securities held-to-maturity consists of Governmental National Mortgage Association (GNMA) securities.  During the first quarter ended July 31, 2001, IRET sold its GNMA  securities to use these proceeds to acquire real estate properties.  IRET held no marketable securities as of April 30, 2002, that were classified as held-to-maturity.
There was a realized gain on sales of securities held-to-maturity at the year ended April 30, 2002, of $11,525.  There were no realized gains or losses for the years ended April 30, 2001, and 2000.

NOTE 5- (continued)

The amortized cost and estimated market values of marketable securities available-for-sale at April 30, 2002, and 2001, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2002
ISSUER Merrill Lynch	$ 10,500,000	$ 0	$ 0	$ 10,500,000
2001
Equity shares in other REIT's	$ 791,316	$ 97,209	$ 227,660	$ 660,865

There was a $68,881 realized loss on sales of securities available-for-sale for the year ended April 30, 2002. There were no realized gains or losses for the years ended April 30, 2001, and 2000.

NOTE 6 - NOTES PAYABLE

As of April 30, 2002, IRET had lines of credit available from three financial institutions. The first unsecured line of credit is with First Western Bank & Trust in the amount of $5,000,000 carrying a variable interest rate equal to prime and maturing August 15, 2002.   The weighted average interest rate for the year ended April 30, 2002, was 6.46%.  The second unsecured line of credit is with First International Bank & Trust in the amount of $4,000,000 with a variable interest rate equal to prime and maturing October 15, 2002.  The weighted average interest rate for year ended April 30, 2002, was 6.46%.  The third unsecured line of credit is with Bremer Bank in the amount of $10,000,000 with a variable interest rate equal to Bremer's reference rate and maturing September 30, 2002.  The weighted average interest rate for the year ended April 30, 2002, was 6.50%.  Interest payments are due monthly on all three notes. As of April 30, 2002, and April 30, 2001, IRET had no unpaid balances on any of their lines of credit.

NOTE 7 - MORTGAGES PAYABLE

Mortgages payable as of April 30, 2002, included mortgages on properties owned totaling $459,568,905. The carrying value of the related real estate owned was $716,964,492.

Mortgages payable as of April 30, 2001, included mortgages on properties owned totaling $368,956,930. The carrying value of the related real estate owned was $577,045,712.

Monthly installments are due on the mortgages with interest rates ranging from 5.80% to 9.8854% and with varying maturity dates through November 30, 2036.

Of the mortgages payable, the balances of fixed rate mortgages totaled $428,565,814 and $337,364,781, and the balances of variable rate mortgages totaled $31,003,091 and $31,592,149 as of April 30, 2002, and 2001, respectively.

NOTE 7- (continued)

Most of the fixed rate mortgages have substantial pre-payment penalties.  As of April 30, 2002, IRET did not plan to prepay any of its mortgage obligations.  The aggregate amount of required future principal payments on mortgages payable as of April 30, 2002, is as follows:

Year ending April 30,
2003	$ 19,162,590
2004	10,630,799
2005	11,517,237
2006	12,356,777
2007	13,260,789
Later years	392,640,713
Total payments	$ 459,568,905

NOTE 8 - INVESTMENT CERTIFICATES ISSUED

IRET has sold investment certificates to the public. The interest rates vary from 6% to 9% per annum, depending on the term of the security.  Interest is paid annually, semiannually, or quarterly on the anniversary date of issuance.   In April of 2002, IRET discontinued the sale of investment certificates and the outstanding certificates will be redeemed at maturity as follows:
Year ending April 30,
2003	$ 16,484,256
2004	1,995,822
2005	2,221,533
2006	2,177,886
2007	2,307,085
$ 25,186,582

NOTE 9 - TRANSACTIONS WITH RELATED PARTIES

Acquisition of Odell-Wentz & Associates, L.L.C. On July 1, 2000, IRET Properties acquired assets from Odell-Wentz & Associates, L.L.C. in exchange for limited partnership units having a value of $2.1 million.  The acquired assets included real estate, furniture, fixtures, equipment and other assets valued at $675,000, goodwill of approximately $1.6 million, and the assumption of mortgages and other liabilities of approximately $236,000.  Included in such transactions was the assumption of a note receivable from Timothy Mihalick, an executive officer, in the amount of $101,002.  The proceeds of such note were used to purchase shares.  The note bears interest at New York Prime less 1% and is payable upon demand.  The note is current.  With the exception of Roger R. Odell, who retired, all officers and employees of Odell-Wentz and Associates, L.L.C. were retained by IRET.

Odell-Wentz & Associates, L.L.C. was owned equally by Thomas A. Wentz, Sr., IRET's current President and Chief Executive Officer, and Roger R. Odell, who, as of the acquisition date of July 1, 2000, was the President.  Mr. Odell retired in July 2000, and he did not seek re-election to the Board of Trustees in August 2000.  Currently, Mr. Odell has no relationship with the company as an employee, officer or trustee.

Prior to the acquisition, Odell-Wentz & Associates, L.L.C. acted as the sole advisor to IRET.  Pursuant to an advisory contract, IRET paid an advisor's fee based on its net assets and a percentage fee for investigating and negotiating the acquisition of new investments.  No fees were paid for fiscal year ended April 30, 2002.  For the fiscal year ended April 30, 2001, IRET paid $265,573 to Odell-Wentz & Associates L.L.C. under such contract.  For the fiscal year ended April 30, 2000, IRET paid $1,400,973 under such contract.

NOTE 9- (continued)

PROPERTY MANAGEMENT SERVICES  Investors Management and Marketing, Inc. ("IMM") provides property management services to IRET Properties and IRET.  Roger R. Odell is a shareholder in IMM.  From May 1, 2000, through June 30, 2000, (the last full month in which Mr. Odell served as President and as a member of the Board of Trustees), IRET paid $114,421 to IMM for services rendered.  For the fiscal year ended April 30, 2000, IRET paid $649,729 to IMM for management services.

With the exception of Hoyt Properties, Inc., none of the firms engaged to provide property management services are affiliated with IRET, its officers, or members of its Board of Trustees.  Hoyt Properties, Inc. is owned 100% by Steven B. Hoyt, a member of the Board of Trustees, and by his wife, Michelle E. Hoyt. As of April 30, 2002, Hoyt Properties, Inc. managed the following commercial buildings pursuant to written management contracts:

Cold Spring Center..........................................................	St. Cloud, MN
2030 Cliff Road...............................................................	Eagan, MN
Plymouth IV & V............................................................	Plymouth, MN
Nicollet VII.....................................................................	Burnsville, MN
Burnsville Bluffs..............................................................	Burnsville, MN
Pillsbury Business Center...............................................	Bloomington, MN
Bloomington Business Plaza...........................................	Bloomington, MN
Thresher Square.............................................................	Minneapolis, MN
Wirth Corporate Center...................................................	Golden Valley, MN
As compensation for its services, Hoyt Properties, Inc. receives a monthly fee of 5% of the gross rental income, provided that such management fee is reimbursable by the building's tenants pursuant to the tenant's lease agreement.  In the event IRET is not reimbursed for such fee by a tenant and must pay such fee from rent proceeds, the management fee declines to 3.5% of the gross rental proceeds.
Each of the written management contracts with Hoyt Properties, Inc. commenced on April 1, 2001, with the exception of the contracts for Bloomington Business Plaza, which commenced on October 1, 2001, Thresher Square, which commenced on January 2, 2002, and Wirth Corporate Center, which commenced on April 1, 2002.  All such management contracts may be terminated by either party on 30 days written notice for any reason and without penalty.  For the year ending April 30, 2002, IRET paid management fees to Hoyt Properties in the amount of $321,348, 100% of which has been reimbursed by IRET tenants.
Additionally, during the same period, IRET paid leasing commissions to Hoyt Properties in the amount of $27,324.  It is management's opinion that all of the terms of the management contracts are commercially reasonable and are on terms no less favorable than what could be obtained from unrelated property management firms.
Acquisition of Bloomington Business Plaza, Thresher Square and Wirth Corporate Center -During the year ended April 30, 2002, IRET acquired two commercial buildings from affiliates of Steven B. Hoyt, a member of the Board of Trustees.  In October 2001, IRET acquired the Bloomington Business Plaza, a 121,063 square foot multi-tenant, office/warehouse from a general partnership owned by Mr. Hoyt.  In January 2002, IRET acquired Thresher Square, a 113,736 square foot, seven-story office building from WPT I, LLC, a limited liability company that is 78% owned by Mr. Hoyt.  Although the purchase agreements for the acquisition of each of these properties were negotiated and executed prior to the time that Mr. Hoyt became a member of the Board of Trustees, such acquisitions were closed after Mr. Hoyt had become a member of the Board.

NOTE 9- (continued)

The acquisition of the Bloomington Business Plaza was approved by  the Board of Trustees, based on an independent appraisal of the property and the determination that such acquisition was fair and reasonable to IRET.  The acquisition of Thresher Square was approved by the Board, other than Mr. Hoyt, who abstained from such vote, based on the determination by such members of the Board that the acquisition was fair and reasonable to IRET.  Such members of the Board further determined, based on an internal current appraisal of such property, that substantial justification existed to pay a value greater than the cost of the property.

On April 1, 2002, IRET acquired Wirth Corporate Center, an 89,384 square foot, four-story office building from Mr. Hoyt.  The Board of Trustees, other than Mr. Hoyt who abstained from the vote, approved the transaction as being fair and reasonable to IRET.  The purchase price was based on an appraisal from an independent third-party who determined the value of the property to be $8.6 million.

In addition to these acquisitions, on April 1, 2001, prior to the time that Mr. Hoyt was elected to the Board of Trustees, IRET acquired a group of six commercial properties from Mr. Hoyt, or affiliates of Mr. Hoyt.  Such properties included 2030 Cliff Road, a 13,374 square foot, multi-tenant office building located in Eagan, Minnesota; Burnsville Bluffs, a 26,186 square foot, multi-tenant office building located in Burnsville, Minnesota; Cold Spring Center, a 77,533 square foot, multi-tenant office building located in St. Cloud, Minnesota; Nicollet VII, a 118,400 square foot, multi-tenant office building located in Burnsville, Minnesota; Pillsbury Business Center, a 42,220 square foot, multi-tenant office building located in Bloomington, Minnesota; and Plymouth IV and V, two multi-tenant office buildings having an aggregate of 126,809 square feet and located in Plymouth, Minnesota.  The aggregate purchase price for these commercial properties was $34.4 million.  The acquisition of these commercial properties was approved by the Board of Trustees.

UPREIT UNIT LOAN PROGRAM  On January 16, 2002, the Board of Trustees authorized an UPREIT unit loan program that is available to persons that hold $1.0 million or more of IRET Properties limited partnership units.  Under such loan program, IRET may lend up to 50% of the value of the borrower's limited partnership units, with such value to be based on the closing price of IRET shares on the NASDAQ National Market on the date of the loan.   Such loans will be for terms of two years or less, they will be secured by the borrower's limited partnership units in IRET Properties and they will be at a variable interest rate of 1.5% over the interest rate charged to us by a participating lender.  The interest rate will adjust on the first of each month.  In connection with such loans, IRET will charge a .5% loan fee.

On January 30, 2002, a loan in the amount of $3.5 million was made to Steven B. Hoyt, a member of the Board of Trustees.  The Board of Trustees approved such loan.  The terms of the loan require Mr. Hoyt to make quarterly interest payments beginning April 1, 2002, with the full balance of the principal sum due on or before January 31, 2004.  The initial interest rate is equal to the Wall Street Journal Prime Rate as of January 31, 2002, plus 1.5%, which is equal to 6.25%.  Mr. Hoyt paid a $17,500 loan fee on the date of the loan.

UPREIT CONTRIBUTION   On April 30, 2002, Edgeview Estate I, Ltd., a North Dakota limited partnership contributed the proceeds from the sale of real estate pursuant to IRET Properties UPREIT Contribution Program.   The total amount contributed to IRET Properties by Edgeview in exchange for limited partnership units was $386,168.17.  A total of 38,908.632 units were allocated to the partnership at a price of $9.925 per unit.  The unit price of $9.925 was determined using the average NASDAQ closing price for the 14 trading days prior to April 30, 2002, excluding the highest close and the lowest close during the 14-day period.  No commissions, fees or other costs were paid or incurred by IRET Properties.

NOTE 9 - (continued)

Edgeview Estates I, Ltd is owned by current officers as well as current trustees and past trustees of IRET as follows:  Thomas A. Wentz Sr.,  6.67% - President, Investors Real Estate Trust; Thomas A. Wentz Jr., 26.67% - Vice President and Trustee of Investors Real Estate Trust;  Roger R. Odell, 33.33%, Past President and former Trustee of Investors Real Estate Trust until July 1, 2000, and Mike F. Dolan, 33.33%, former Trustee of Investors Real Estate Trust until August, 1999.

SECURITY SALES AND SERVICE  Inland National Securities is a corporation that provides underwriting services in connection with the sale of IRET shares.  Roger R. Odell is a shareholder in Inland National Securities.  From May 1, 2000, through June 30, 2000, (the last full month in which Mr. Odell served as President and as a member of the Board of Trustees), IRET paid $6,861 in fees to Inland National Securities for security sales services.  For the fiscal year ended April 30, 2000, IRET paid $100,081 for such services.

D.A. Davidson & Co. is a corporation that has, and may in the future, on a best-efforts basis, participate in offerings of IRET securities.  John F. Decker, a member of the Board of Trustees, is an employee of D.A. Davidson.  D.A. Davidson participated in IRET's share offering and sold a total of 700,000 shares.  During the year ended April 30, 2002, IRET paid D.A. Davidson commissions in the amount of $490,000, and reimbursed them for legal and travel expenses in the amount of $4,814.  Of this amount, Mr. Decker personally received $26,117 in compensation from D.A. Davidson in connection with such offerings.  During the fiscal year ended April 30, 2001, IRET paid D.A. Davidson $50,000 for certain investment banking services.  For IRET's most recent offering on April 25, 2002, D.A. Davidson sold 600,000 shares and received $402,000 in commission and $13,761 for legal and travel expenses paid in May, 2002.

LEGAL SERVICES  In the past, IRET paid fees and expense reimbursements to Pringle & Herigstad, P.C., the law firm in which Thomas A. Wentz, Jr., IRET's Vice President and General Counsel, was a partner until December 31, 1999.  For the year ended, April 30, 2000, such fees and expense reimbursements totaled $89,497.  Thomas A. Wentz, Jr. has been a member of the Board of Trustees since 1996 and Vice President and General Counsel since June 2000.

NOTE 10 - MARKET PRICE RANGE OF SHARES

For the year ended April 30, 2002, a total of 7,644,522 shares were traded on the NASDAQ in 12,798 separate trades. The high was $10.49, low $8.25 and closing price on April 30, 2002, was $10.03.  For the year ended April 30, 2001, a total of 3,668,819 shares were traded in 4,692 separate trades.  The high trade price during the period was $8.980, the low was  $7.375, and the closing price on April 30, 2001, was $8.770. For the year ended April 30, 2000, a total of 4,058,018 shares were traded in 3,414 separate trades.  The high trade price during the period was $17.875, the low was $7.681, and the closing price on April 30, 2000, was $7.875.

NOTE 11 - OPERATING SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief decision makers in deciding how to allocate resources and in assessing performance. Operating segments of IRET are determined to be commercial and residential rental operations. All properties falling into these categories have similar economic characteristics, as well as similar production processes, type of customers, distribution methods, and regulatory environments.  Although information is available on a property-by-property basis, including rental income and operating expenses, most analysis and decisions are primarily made based on residential and commercial segments.  Generally, segmental information follows the same accounting policies utilized for consolidated reporting except certain expenses such as depreciation are not allocated to segments for reporting purposes.

NOTE 11- (continued)

The following information summarizes IRET's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

YEAR ENDING APRIL 30, 2002	Commercial	Residential	Total
Segment Revenue
Rental revenue	$ 32,685,652	$ 59,052,950	$ 91,738,602
Segment Expenses
Mortgage interest	12,475,652	16,687,801	29,163,453
Utilities and maintenance	2,117,993	10,591,621	12,709,614
Taxes	2,685,880	6,498,719	9,184,599
Insurance	236,814	1,115,808	1,352,622
Property management	940,102	6,045,440	6,985,542
Total Segment Expense	$ 18,456,441	$ 40,939,389	$ 59,395,830
Segment Gross Profit	$ 14, 229,211	$ 18,113,561	$ 32,342,772
Reconciliation to consolidated operations:
Interest discounts and fee revenue	$ 1,277,467
Other interest expense	-1,441,393
Depreciation	-15,515,168
Administration, advisory, and trust fees	-1,682,742
Operating expenses	-565,802
Amortization	-549,200
Consolidated income before gain/loss on properties and minority interest	$ 13,865,934

APRIL 30, 2002	Commercial	Residential	Total
Segment Assets
Property owned	$ 350,388,982	$ 389,930,454	$ 740,319,436
Less accumulated depreciation	-17,296,055	-41,629,462	-58,925,517
Total consolidated property owned	$ 333,092,927	$ 348,300,992	$ 681,393,919

 NOTE 11 - (continued)

YEAR ENDING APRIL 30, 2001	Commercial	Residential	Total
Segment Revenue
Rental revenue	$ 18,994,010	$ 55,806,712	$ 74,800,722
Segment Expenses
Mortgage interest	8,043,382	16,398,046	24,441,428
Utilities and maintenance	1,012,658	10,533,905	11,546,563
Taxes	1,083,759	6,461,423	7,545,182
Insurance	161,941	670,022	831,963
Property management	347,748	5,436,675	5,784,423
Total Segment Expense	$ 10,649,488	$ 39,500,071	$ 50,149,559
Segment Gross Profit	$ 8,344,522	$ 16,306,641	$ 24,651,163
Reconciliation to consolidated operations:
Interest discounts and fee revenue	$ 966,428
Other interest expense	-789,973
Depreciation	-12,299,532
Administration, advisory, and trust fees	-1,480,696
Operating expenses	-431,390
Amortization	-428,188
Consolidated income before gain/loss on properties and minority interest	$ 10,187,812
APRIL 30, 2001	Commercial	Residential	Total
Segment Assets
Property owned	$ 230,058,846	$ 361,577,622	$ 591,636,468
Less accumulated depreciation	-11,796,966	-32,296,179	-44,093,145
Total consolidated property owned	$ 218,216,880	$ 329,281,443	$ 547,543,323

NOTE 11 - (continued)

YEAR ENDING APRIL 30, 2000	Commercial	Residential	Total
Segment Revenue
Rental revenue	$ 11,878,026	$ 42,379,855	$ 54,257,881
Segment Expenses
Mortgage interest	3,980,450	12,312,038	16,292,488
Utilities and maintenance	452,229	7,592,301	8,044,530
Taxes	481,191	4,801,170	5,282,361
Insurance	52,288	424,674	476,962
Property management	132,435	4,157,840	4,290,275
Loss on impairment of properties	1,319,316	0	1,319,316
Total Segment Expense	$ 6,417,909	$ 29,288,023	$ 35,705,932
Segment Gross Profit	$ 5,460,117	$ 13,091,832	$ 18,551,949
Reconciliation to consolidated operations:
Interest discounts and fee revenue	$ 1,187,312
Other interest expense	-721,682
Depreciation	-8,460,112
Administration, advisory and trust fees	-1,159,120
Operating expenses	-633,692
Amortization	-216,097
Consolidated income before gain/loss on properties and minority interest	$ 8,548,558

APRIL 30, 2000	Commercial	Residential	Total
Segment Assets
Property owned	$ 120,714,774	$ 329,205,116	$ 449,919,890
Less accumulated depreciation	-8,203,307	-25,029,645	-33,232,952
Total consolidated property owned	$ 112,511,467	$ 304,175,471	$ 416,686,938

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing the earnings available to stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if potential dilutive securities had been converted to shares. Operating partnership units can be exchanged for shares on a one-for-one basis after a holding period of one to two years. The following table reconciles amounts reported in the consolidated financial statements for the years ended April 30, 2002, 2001, and 2000:

	2002	2001	2000
NUMERATOR
Net income applicable to shares	$ 10,600,129	$ 8,694,240	$ 8,807,845
Numerator for basic earnings per share	10,600,129	8,694,240	8,807,845
Minority interest portion of operating partnership income	3,614,168	2,095,177	1,495,209
Numerator for diluted earnings per share	$ 14,214,297	$ 10,789,417	$ 10,303,054
DENOMINATOR
Denominator for basic earnings per share Weighted average shares	25,492,282	23,071,500	20,899,848
Effect of dilutive securities Convertible operating partnership units	8,289,087	5,506,200	3,577,136
Denominator for diluted earnings per share	33,781,369	28,577,700	24,476,984
Basic earnings per share	$ 0.42	$ ..38	$ ..42
Diluted earnings per share	$ 0.42	$ ..38	$ ..42

NOTE 13 - RETIREMENT PLAN

As part of the acquisition on July 1, 2000, of Odell-Wentz & Associates, LLC, IRET assumed a defined contribution profit sharing retirement plan and a defined contribution 401K retirement plan.  Employees over the age of 21 and after completion of one year of service are eligible to participate in the profit sharing plan.  Contributions to the profit sharing plan are at the discretion of the management. All employees are immediately eligible to participate in the 401K plan and may contribute up to 15% of their compensation subject to maximum levels.  IRET matches up to 3% of participating employees' wages.  Plan expenses to IRET for the years ended April 30, 2002, and 2001, were $90,455 and $45,301, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

INSURANCE IRET's portfolio-wide general liability and property insurance policies expired on April 30, 2002.  IRET renewed these policies at similar coverage levels, but at a price of $495,268 or 44.29% higher than the prior fiscal year's cost due to the addition of more property to IRET's portfolio as well as the general price increases for insurance coverage implemented by the insurance industry.  A portion of IRET's insurance costs are passed through to certain commercial tenants pursuant to the terms of the applicable lease agreement.  Of IRET's total insurance costs of  $1,613,552, $281,737 or 17.46% will be billed back to IRET's commercial tenants.  For fiscal 2002, all of IRET's real estate properties are insured against the customary casualty and liability claims except for acts of terrorism, which are excluded under IRET's new insurance policy. Management believes that IRET is in compliance with all insurance provisions of its debt agreements with the exception of one loan pertaining to an apartment complex in Rochester, Minnesota, held by Jefferson Pilot Financial in the

NOTE 14 - (continued)

amount of $3,807,590 as of April 30, 2002.  IRET has requested a waiver from the terror insurance requirement.  This waiver request is pending with the lender.  If the waiver is not granted, the increased cost to IRET for terrorism coverage on the apartment complex is expected to be $100,000.

ENVIRONMENTAL MATTERS   Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under property.  Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate any property containing such substances, may adversely affect the owner's or operator's ability to sell or rent the affected property or to borrow using such property as collateral.  Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal of, or remediation of, such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person.  Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials, as well as other hazardous or toxic substances.  The operation and subsequent removal of certain underground storage tanks are also regulated by federal and state laws.  In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, IRET may be considered to be an owner or operator of such properties, or to have arranged for the disposal or treatment of hazardous or toxic substances.  As such, IRET may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and claims for injuries to persons and property.

It is currently IRET's policy to obtain a Phase I environmental study on each property that IRET seeks to acquire.  If the Phase I indicated any possible environmental problems, IRET's policy is to order a Phase II study, which involves testing the soil and ground water for actual hazardous substances.  No assurance can be given that the Phase I or Phase II environmental studies, or any other environmental studies undertaken with respect to any of IRET's current or future properties, will reveal the full extent of potential environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition unknown to IRET, that a material environmental condition does not otherwise exist as to any one or more of such properties or that environmental matters will not have a material adverse effect on IRET, IRET's ability to make distributions to shareholders and IRET's ability to pay amounts due on debt.  IRET currently does not carry insurance for environmental liabilities.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period.  A transfer of the property does not relieve an owner of such liability.  As a result, in addition to any liability that IRET may have with respect to current properties, IRET may also have liability with respect to properties previously sold by IRET's predecessors or by IRET.  To management's knowledge, as of April 30, 2002, IRET does not own and has not sold any properties that contain known material environmental liabilities.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate value:

Mortgage loans receivable - Fair values are based on the discounted value of future cash flows expected to be received for a loan using current rates at which similar loans would be made to borrowers with similar credit risk and the same remaining maturities.

Cash - The carrying amount approximates fair value because of the short maturity.

NOTE 15 - (continued)

Marketable securities - The fair values of these instruments are estimated based on quoted market prices for the security.

Notes payable - The carrying amount approximates fair value because of the short maturity of such notes.

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

Accrued interest payable - The carrying amount approximates fair value because of the short-term.

The estimated fair values of the company's financial instruments are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loan receivable	$ 3,952,762	$ 3,952,762	$ 1,037,095	$ 1,037,095
Cash	12,333,426	12,333,426	6,356,063	6,356,063
Marketable securities held-to-maturity	0	0	2,351,248	2,354,018
Marketable securities available-for-sale	10,500,000	10,500,000	660,865	660,865
FINANCIAL LIABILITIES
Notes payable	$ 0	$ 0	$ 0	$ 0
Mortgages payable	459,568,905	446,861,536	368,956,930	356,434,028
Investment certificates issued	25,186,582	24,880,390	11,876,417	11,804,535
Accrued interest payable	3,380,046	3,380,046	2,714,412	2,714,412

ADDITIONAL INFORMATION

INDEPENDENT AUDITOR'S REPORT ON ADDITIONAL INFORMATION

Board of Trustees
Investor Real Estate Trust
and Subsidiaries
Minot, North Dakota

Our report on our audit of the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2002, and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 2002, 2001, and 2000, appears on page 1.  Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole.  The information on pages 29 through 46 related to the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2002, and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 2002, 2001, and 2000 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  Such information, except for information on page 47 that is marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2002, and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended April 30, 2002, 2001, and 2000 taken as a whole.

We also have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2000, 1999, and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended April 30, 1999, and 1998, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements.  In our opinion, the information on page 41 relating to the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2000, 1999, and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended April 30, 1999, and 1998, is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

/S/ Brady, Martz & Associates, P.C.
BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA

May 22, 2002

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002 and 2001

Schedule I
MARKETABLE SECURITIES

	April 30, 2002		April 30, 2001
	Principal Amount	Fair Value	Principal Amount	Fair Value
Merrill Lynch	$ 10,500,000	$ 10,500,000	$ 0	$ 0

GNMA Pools	$ 0	$ 0	$ 2,351,248	$ 2,354,018

			Cost	Fair Value
Equity shares in other REIT's	$ 0	$ 0	$ 791,316	$ 660,865

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
for the years ended April 30, 2002, 2001 and 2000

Schedule X
SUPPLEMENTAL INCOME STATEMENT INFORMATION

Charges to Costs and Expenses
	2002	2001	2000
ITEM
Maintenance and repairs	$ 7,453,193	$ 6,436,205	$ 4,564,693
Taxes, other than payroll and income taxes	$ 9,184,599	$ 7,545,182	$ 5,282,361
Royalties	*	*	*
Advertising costs	*	*	*

                  *Less than 1 percent of total revenues

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

	INITIAL COST TO TRUST			COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
APARTMENTS	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

408 1ST STREET SE - MINOT, ND	$ 0	$ 10,000	$ 36,907	$ 0	$ 0
APPLEWOOD ON THE GREEN - OMAHA, NE	7,666,696	706,200	9,493,800	515,770	94,656
BEULAH CONDOS - BEULAH, ND		6,360	476,774	5,190	0
BISON PROPERTIES - CARRINGTON, ND		100,210	514,331	10,049	0
CANDLELIGHT APTS - FARGO, ND	376,467	80,040	897,043	54,776	0
CASTLE ROCK - BILLINGS, MT	3,808,271	736,000	5,006,534	86,239	0
CANYON LAKE APTS - RAPID CITY, SD	2,984,495	304,500	3,895,500	7,439	72,681
CENTURY APTS - DICKINSON, ND	1,737,077	100,000	2,221,814	126,658	0
CENTURY APTS - WILLISTON, ND	2,253,326	200,000	3,925,747	104,462	0
CHATEAU APTS - MINOT, ND	1,985,231	122,000	2,346,985	53,604	0
CLEARWATER - BOISE, ID	2,555,331	585,000	3,265,637	22,875	0
COLTON HEIGHTS - MINOT, ND	222,762	80,000	887,553	4,244	0
COTTONWOOD LAKE - BISMARCK, ND	8,075,762	1,055,862	12,562,420	119,039	114,353
COUNTRY MEADOWS PHASE I - BILLINGS, MT	2,474,624	245,624	3,994,690	10,281	120,821
COUNTRY MEADOWS PHASE II - BILLINGS, MT	2,506,975	245,624	4,114,094	5,254	0
CRESTVIEW APTS - BISMARCK, ND	3,182,021	235,000	4,726,835	113,754	0
CROWN COLONY - TOPEKA, KS	7,178,779	620,000	10,197,090	64,457	0
DAKOTA ARMS - MINOT, ND	275,671	50,000	575,487	8,336	0
DAKOTA HILL AT VALLEY RANCH - IRVING, TX	25,053,761	3,650,000	33,967,107	197,366	0
EASTGATE PROPERTIES - MOORHEAD, MN	1,583,875	23,917	2,401,820	95,746	0
EASTWOOD - DICKINSON, ND		40,000	432,394	67,165	0
FOREST PARK ESTATES - GRAND FORKS, ND	7,263,862	810,000	6,672,837	157,451	0
HERITAGE MANOR - ROCHESTER, MN	4,603,178	403,256	7,294,525	200,139	0
IVY CLUB - VANCOUVER, WA	8,004,379	1,274,000	10,553,863	68,341	0
JENNER PROPERTIES - GRAND FORKS, ND	971,067	220,000	2,011,184	35,748	0
KIRKWOOD APTS - BISMARCK, ND	2,235,518	449,290	3,282,111	59,091	0
LANCASTER APTS - ST. CLOUD, MN	1,664,127	289,000	2,937,626	34,113	0
LEGACY APTS - GRAND FORKS, ND	6,041,835	1,361,855	9,411,364	98,375	224,180
LEGACY IV - GRAND FORKS, ND	2,892,659	725,277	6,305,849	53,762	0
LONETREE APTS - HARVEY, ND		13,584	215,263	8,732	0
MAGIC CITY APTS - MINOT, ND	1,548,360	462,000	4,578,460	0	0
MEADOWS PHASE I & II - JAMESTOWN, ND	1,949,096	111,550	3,645,722	2,041	0
MEADOWS PHASE III - JAMESTOWN, ND	1,143,030	55,775	1,990,680	151,561	0
MIRAMONT - FORT COLLINS, CO	11,325,252	1,470,000	12,893,538	94,980	0
NEIGHBORHOOD APTS - C. SPRINGS, CO	6,906,344	1,033,592	10,389,189	133,455	0
NORTH POINTE - BISMARCK, ND	1,619,231	143,500	2,179,488	3,220	123,687
OAK MANOR APTS - DICKINSON, ND		25,000	349,730	29,399	0
OAKMONT APTS - SIOUX FALLS, SD	4,070,001	422,915	4,807,085	0	27,468
OLYMPIC VILLAGE - BILLINGS, MT	8,309,021	1,164,000	10,618,852	200,355	0
OXBOW - SIOUX FALLS, SD	4,211,888	404,072	4,626,617	32,355	0
PARK EAST APTS - FARGO, ND	3,340,379	83,000	5,053,953	59,643	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

INITIAL COST TO TRUST			COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
APARTMENTS - CONTINUED	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

PARK MEADOWS - WAITE PARK, MN	$ 7,942,449	$ 1,143,450	$ 10,530,133	$ 336,600	$ 0
PARKWAY APTS - BEULAH, ND	0	7,000	143,912	30,509	0
PEBBLE SPRINGS - BISMARCK, ND	438,705	7,200	777,762	11,837	0
PINE CONE APTS - FORT COLLINS, CO	10,237,880	904,545	12,359,316	58,604	0
PINEHURST APTS - BILLINGS, MT	0	71,500	674,302	0	5,508
POINTE WEST APTS - MINOT, ND	2,246,132	240,000	3,821,061	253,361	0
PRAIRIE WINDS APTS - SIOUX FALLS, SD	1,285,892	144,097	1,868,959	13,980	0
PRAIRIEWOOD MEADOWS - FARGO, ND	2,012,579	280,000	2,559,271	56,982	0
RIDGE OAKS APTS - SIOUX CITY, IA	2,865,759	178,100	4,103,867	313,660	0
RIMROCK APTS - BILLINGS, MT	2,555,803	329,708	3,569,972	87,638	0
ROCKY MEADOWS 96 - BILLINGS, MT	3,631,931	655,985	5,977,746	35,402	103,378
ROSEWOOD/OAKWOOD - SIOUX FALLS, SD	3,865,026	542,800	5,122,191	129,386	0
SHERWOOD APTS - TOPEKA, KS	10,768,169	1,150,000	14,851,206	266,849	0
SOUTH POINTE - MINOT, ND	6,191,178	550,000	9,392,364	36,823	402,672
SOUTHVIEW APTS - MINOT, ND	0	185,000	543,676	4,822	0
SOUTHWIND APTS - GRAND FORKS, ND	3,905,205	400,000	5,572,073	116,664	0
SUNSET TRAIL PHASE I - ROCHESTER, MN	4,308,910	168,188	7,403,527	201,119	0
SUNSET TRAIL PHS II & III - ROCHESTER, MN	0	336,376	4,006,932	2,844,451	0
SWEETWATER PROP - DEVILS LAKE, ND	0	90,767	1,235,531	378,886	0
THOMASBROOK - LINCOLN, NE	5,968,856	600,000	9,356,873	198,823	0
VALLEY PARK MANOR - GRAND FORKS, ND	2,965,218	293,500	4,420,192	458,239	0
VAN MALL WOODS - VANCOUVER, WA	3,760,821	600,000	5,551,762	39,950	0
WEST STONEHILL - ST. CLOUD, MN	7,401,005	939,000	10,832,140	199,608	0
WESTWOOD PARK - BISMARCK, ND	1,163,738	161,114	2,044,374	48,264	0
WOODRIDGE APTS - ROCHESTER, MN	3,807,589	370,000	6,405,134	74,021	0
TOTAL	$ 239,343,197	$ 30,466,333	$ 348,882,774	$ 9,291,944	$ 1,289,403

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

	INITIAL COST TO TRUST			COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
OFFICE BUILDINGS	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

1ST AVENUE BUILDING - MINOT, ND	$ 0	$ 30,000	$ 503,765	$ 3,424	$ 0
12 SOUTH MAIN - MINOT, ND	0	29,000	360,205	22,282	0
17 SOUTH MAIN - MINOT, ND	0	15,000	75,000	0	0
401 SOUTH MAIN - MINOT, ND	0	70,600	542,707	3,975	0
2030 CLIFF ROAD - EAGAN, MN	635,246	145,900	834,966	1,897	0
7901 FLYING CLOUD DR - EDEN PR, MN	3,787,713	1,062,000	4,012,810	85,790	0
BLOOMINGTON BUS PLAZA - BLMGTN, MN	4,975,289	1,300,000	6,105,668	0	39,440
BURNSVILLE BLUFFS - BURNSVILLE, MN	1,607,250	300,300	2,156,349	0	0
COLD SPRING CENTER - ST. CLOUD, MN	5,151,199	588,000	7,807,539	1,797	0
CREEKSIDE OFF BLDG - BILLINGS, MT	1,047,811	311,310	1,557,260	177,219	0
INTERLACHEN CORP CTR - EDINA, MN	11,464,408	1,650,000	14,850,000	0	191,306
LEXINGTON COMMERCE CTR - EAGAN, MN	3,331,065	453,400	5,036,323	0	0
MENDOTA CTR I - MENDOTA HGTS, MN	4,705,581	1,570,253	8,626,190	0	0
MENDOTA CTR II - MENDOTA HGTS, MN	6,949,826	1,073,951	6,940,612	0	0
MENDOTA CTR III - MENDOTA HGTS, MN	3,813,000	1,500,986	5,352,832	0	0
MENDOTA CTR IV - MENDOTA HGTS, MN	5,487,000	1,385,330	7,219,207	0	0
MENDOTA N. CTR - MENDOTA HGTS, MN	11,541,673	1,331,383	16,279,516	0	0
NICOLLET VII - BURNSVILLE, MN	4,715,739	429,400	6,931,270	0	0
NORTHGATE II - MAPLE GROVE, MN	1,530,489	357,800	1,991,179	8,914	0
PILLSBURY BUSINESS CENTER - EDINA, MN	1,231,400	284,400	1,558,570	0	0
PLYMOUTH IV & V - PLYMOUTH, MN	9,150,597	640,500	13,387,829	319,461	0
SOUTHDALE MEDICAL CENTER - EDINA, MN	23,735,922	3,500,000	28,921,070	167,468	0
SOUTHEAST TECH CENTER - EAGAN, MN	4,141,324	559,500	5,556,017	337	0
THRESHER SQUARE EAST - MPLS, MN	3,655,000	645,661	5,910,771	0	4,343
THRESHER SQUARE WEST - MPLS, MN	2,580,000	448,680	4,106,877	0	3,626
WAYROAD - MINNETONKA, MN	3,626,993	530,000	4,845,000	0	19,985
WIRTH CORP CTR - GLDN VALLEY, MN	5,500,000	970,000	7,630,000	0	29,281
TOTAL	$ 124,364,526	$ 21,183,354	$ 169,099,532	$ 792,564	$ 287,981

COMMERCIAL
AMERICA'S BEST WAREHOUSE - BOISE, ID	$ 3,215,954	$ 765,000	$ 4,023,294	$ 1	$ 0
AMERITRADE - OMAHA, NE	5,690,814	326,500	7,980,035	42,263	0
ARROWHEAD SHOPPING CTR - MINOT, ND	1,260,551	100,359	2,873,428	31,632	0
BARNES & NOBLE - FARGO, ND	1,670,198	540,000	2,784,131	0	0
BARNES & NOBLE - OMAHA, NE	1,809,381	600,000	3,099,197	0	0
CARMIKE THEATRE - GRAND FORKS, ND	1,789,250	183,515	2,295,154	0	67,068
COMPUSA - KENTWOOD, MI	1,314,397	225,000	1,896,474	0	0
CONSECO BLDG - RAPID CITY, SD	4,501,251	285,000	6,759,870	0	0
COTTAGE GROVE STRIP - C. GROVE, MN	0	321,078	780,470	0	14,540
DEWEY HILL BUSINESS CTR - EDINA, MN	3,072,774	985,000	3,507,381	376,673	0
EAST GRAND STATION - EAST GF, MN	896,618	150,000	1,242,251	0	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

	INITIAL COST TO TRUST			COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
COMMERCIAL - CONTINUED	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

EDGEWOOD VISTA - BELGRADE, MT	$ 277,677	$ 14,300	$ 439,194	$ 0	$ 0
EDGEWOOD VISTA - BILLINGS, MT	608,676	130,000	850,218	0	0
EDGEWOOD VISTA - COLUMBUS, NE	291,184	14,300	441,326	0	0
EDGEWOOD VISTA - DULUTH, MN	4,636,535	390,000	5,291,187	1,446,716	0
EDGEWOOD VISTA - EAST G. FORKS, MN	954,846	25,000	1,391,521	13,615	0
EDGEWOOD VISTA - FREMONT, NE	357,092	56,000	490,410	5,762	0
EDGEWOOD VISTA - GRAND ISLAND, NE	291,184	14,300	441,326	0	0
EDGEWOOD VISTA - HASTINGS, NE	368,611	13,971	551,805	5,763	0
EDGEWOOD VISTA - KALISPELL, MT	375,117	70,000	498,150	19,963	0
EDGEWOOD VISTA - MINOT, ND	3,574,461	260,000	6,010,707	0	0
EDGEWOOD VISTA - MISSOULA, MT	590,064	108,900	853,528	0	0
EDGEWOOD VISTA - OMAHA, NE	426,206	88,567	522,803	29,882	0
EDGEWOOD VISTA - SIOUX FALLS, SD	614,742	130,000	844,739	0	0
EDGEWOOD VISTA - VIRGINIA, MN	4,900,000	246,370	6,653,630	0	58,383
HEALTHEAST MED CTR - WDBRY & ST JHNS, MN	18,845,934	3,238,275	18,362,724	0	0
HOSPITALITY ASSOC - MINNETONKA, MN	0	40,000	360,898	4,650	0
GREAT PLAINS SOFTWARE - FARGO, ND	8,412,862	125,501	15,249,652	1	0
LINDBERG BLDG - EDEN PRAIRIE, MN	1,119,526	198,000	1,410,535	0	0
MAPLEWOOD SQUARE - ROCHESTER, MN	6,815,104	3,275,000	8,623,946	7,271	0
MED PARK MALL - GRAND FORKS, ND	3,333,723	680,500	4,962,449	53,639	0
MINOT PLAZA - MINOT, ND	0	50,000	459,079	10,536	0
MORGAN CHEMICAL - NEW BRIGHTON, MN	0	240,000	2,185,000	0	3,810
PETCO WAREHOUSE - FARGO, ND	814,033	324,148	927,541	0	27,245
PIONEER SEED - MOORHEAD, MN	0	56,925	596,951	0	0
STERNER LIGHTING - WINSTED, MN	0	100,000	900,789	0
STONE CONTAINER - FARGO, ND	2,388,678	440,251	6,470,956	105,203	89,156
STONE CONTAINER - ROSEVILLE, MN	5,279,715	810,000	7,290,000	0	165,238
STONE CONTAINER - WACONIA, MN	1,262,420	165,000	1,501,518	0	0
VIROMED - EDEN PRAIRIE, MN	2,726,385	666,000	4,197,634	0	0
WEDGEWOOD - LITHIA SPRINGS, GA	1,375,218	334,346	3,637,532	0	0
TOTAL	$ 95,861,182	$16,787,106	$ 139,659,435	$ 2,153,569	$ 425,441

TOTAL REAL ESTATE & ACCUMULATED DEPRECIATION	$ 459,568,905	$68,436,793	$ 657,641,741	$ 12,238,077	$ 2,002,825

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

APARTMENTS	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

408 1ST STREET SE - MINOT, ND	$ 10,000	$ 36,907	$ 46,907	$ 29,578	2001	40 years
APPLEWOOD ON THE GREEN - OMAHA, NE	706,200	10,104,226	10,810,426	113,881	2001	40 years
BEULAH CONDOS - BEULAH, ND	6,360	481,964	488,324	333,979	1983	15-40 years
BISON PROPERTIES - CARRINGTON, ND	100,210	524,380	624,590	377,266	1972	25-40 years
CANDLELIGHT APTS - FARGO, ND	80,040	951,819	1,031,859	211,793	1993	24-40 years
CASTLE ROCK - BILLINGS, MT	736,000	5,092,773	5,828,773	451,498	1999	40 years
CANYON LAKE APTS - RAPID CITY, SD	304,500	3,975,620	4,280,120	63,109	2001	40 years
CENTURY APTS - DICKINSON, ND	100,000	2,348,472	2,448,472	846,896	1986	35-40 years
CENTURY APTS - WILLISTON, ND	200,000	4,030,209	4,230,209	1,616,146	1986	35-40 years
CHATEAU APTS - MINOT, ND	122,000	2,400,589	2,522,589	256,509	1997	12-40 years
CLEARWATER - BOISE, ID	585,000	3,288,512	3,873,512	306,772	1999	40 years
COLTON HEIGHTS - MINOT, ND	80,000	891,797	971,797	442,446	1996	40 years
COTTONWOOD LAKE - BISMARCK, ND	1,055,862	12,795,812	13,851,674	1,040,649	1999	40 years
COUNTRY MEADOWS PHS I - BILLINGS,MT	245,624	4,125,792	4,371,416	351,098	1984	33-40 years
COUNTRY MEADOWS PHS II - BILLINGS, MT	245,624	4,119,348	4,364,972	351,098	1997	40 years
CRESTVIEW APTS - BISMARCK, ND	235,000	4,840,589	5,075,589	989,283	1994	24-40 years
CROWN COLONY - TOPEKA, KS	620,000	10,261,547	10,881,547	679,784	2000	40 years
DAKOTA ARMS - MINOT, ND	50,000	583,823	633,823	97,647	1996	24-40 years
DAKOTA HILL - IRVING, TX	3,650,000	34,164,473	37,814,473	1,909,459	2000	40 years
EASTGATE PROPERTIES - MOORHEAD, MN	23,917	2,497,566	2,521,483	1,640,081	1970	33-40 years
EASTWOOD - DICKINSON, ND	40,000	499,559	539,559	132,095	1989	24-40 years
FOREST PARK ESTATES - G. FORKS, ND	810,000	6,830,288	7,640,288	1,553,687	1993	24-40 years
HERITAGE MANOR - ROCHESTER, MN	403,256	7,494,664	7,897,920	715,012	1999	40 years
IVY CLUB - VANCOUVER, WA	1,274,000	10,622,204	11,896,204	879,430	1999	40 years
JENNER PROPERTIES - GRAND FORKS, ND	220,000	2,046,932	2,266,932	253,570	1996	40 years
KIRKWOOD APTS - BISMARCK, ND	449,290	3,341,202	3,790,492	417,532	1997	12-40 years
LANCASTER APTS - ST. CLOUD, MN	289,000	2,971,739	3,260,739	163,637	2000	40 years
LEGACY APTS - GRAND FORKS, ND	1,361,855	9,733,919	11,095,774	1,306,492	1996	24-40 years
LEGACY IV - GRAND FORKS, ND	725,277	6,359,611	7,084,888	388,908	2000	40 years
LONETREE APTS - HARVEY, ND	13,584	223,995	237,579	56,512	1991	24-40 years
MAGIC CITY APTS - MINOT, ND	462,000	4,578,460	5,040,460	561,412	1997	12-40 years
MEADOWS PHASE I & II - JAMESTOWN, ND	111,550	3,647,763	3,759,313	227,895	2000	40 years
MEADOWS PHASE III - JAMESTOWN, ND	55,775	2,142,241	2,198,016	43,715	2002	40 years
MIRAMONT - FORT COLLINS, CO	1,470,000	12,988,518	14,458,518	1,806,144	1996	40 years
NEIGHBORHOOD APTS - C. SPRINGS, CO	1,033,592	10,522,644	11,556,236	1,511,756	1996	40 years
NORTH POINTE - BISMARCK, ND	143,500	2,306,395	2,449,895	368,757	1995	24-40 years
OAK MANOR APTS - DICKINSON, ND	25,000	379,129	404,129	99,068	1989	24-40 years
OAKMONT APTS - SIOUX FALLS, SD	422,915	4,834,553	5,257,468	5,036	2002	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION(continued)

APARTMENTS - CONTINUED	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

OLYMPIC VILLAGE - BILLINGS, MT	$ 1,164,000	$ 10,819,207	$ 11,983,207	$ 471,658	2001	40 years
OXBOW - SIOUX FALLS, SD	404,072	4,658,972	5,063,044	875,125	1994	24-40 years
PARK EAST APTS - FARGO, ND	83,000	5,113,596	5,196,596	522,759	1997	12-40 years
PARK MEADOWS - WAITE PARK, MN	1,143,450	10,866,733	12,010,183	1,684,752	1997	40 years
PARKWAY APTS - BEULAH, ND	7,000	174,421	181,421	34,851	1988	5-40 years
PEBBLE SPRINGS - BISMARCK, ND	7,200	789,599	796,799	51,938	2000	40 years
PINE CONE APTS - FORT COLLINS, CO	904,545	12,417,920	13,322,465	2,189,659	1994	40 years
PINEHURST APTS - BILLINGS, MT	71,500	679,810	751,310	3,541	2002	40 years
POINTE WEST APTS - MINOT, ND	240,000	4,074,422	4,314,422	838,182	1994	24-40 years
PRAIRIE WINDS APTS - SIOUX FALLS, SD	144,097	1,882,939	2,027,036	445,239	1993	24-40 years
PRAIRIEWOOD MEADOWS - FARGO, ND	280,000	2,616,253	2,896,253	121,315	2001	40 years
RIDGE OAKS APTS - SIOUX CITY, IA	178,100	4,417,527	4,595,627	222,845	2001	40 years
RIMROCK APTS - BILLINGS, MT	329,708	3,657,610	3,987,318	257,800	2000	40 years
ROCKY MEADOWS 96 - BILLINGS, MT	655,985	6,116,526	6,772,511	860,379	1996	40 years
ROSEWOOD/OAKWOOD - SIOUX FALLS, SD	542,800	5,251,577	5,794,377	1,044,188	1996	40 years
SHERWOOD APTS - TOPEKA, KS	1,150,000	15,118,055	16,268,055	994,218	2000	40 years
SOUTH POINTE - MINOT, ND	550,000	9,831,859	10,381,859	1,477,321	1995	24-40 years
SOUTHVIEW APTS - MINOT, ND	185,000	548,498	733,498	111,848	1994	24-40 years
SOUTHWIND APTS - GRAND FORKS,ND	400,000	5,688,737	6,088,737	914,243	1996	24-40 years
SUNSET TRAIL I - ROCHESTER, MN	168,188	7,604,646	7,772,834	297,318	2001	40 years
SUNSET TRL II & III-ROCHESTER, MN	336,376	6,851,383	7,187,759	105,991	2002	40 years
SWEETWATER PROP-DEVILS LAKE,ND	90,767	1,614,417	1,705,184	963,270	1972	5-40 years
THOMASBROOK - LINCOLN, NE	600,000	9,555,696	10,155,696	716,299	2000	40 years
VALLEY PARK MANOR - GRAND FORKS, ND	293,500	4,878,431	5,171,931	358,424	2000	40 years
VAN MALL WOODS - VANCOUVER, WA	600,000	5,591,712	6,191,712	504,122	1999	40 years
WEST STONEHILL - ST. CLOUD, MN	939,000	11,031,748	11,970,748	1,857,746	1995	40 years
WESTWOOD PARK - BISMARCK, ND	161,114	2,092,638	2,253,752	218,759	1999	40 years
WOODRIDGE APTS - ROCHESTER, MN	370,000	6,479,155	6,849,155	915,623	1996	40 years
TOTAL	$30,466,333	$ 359,464,121	$389,930,454	$ 41,659,040

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION(continued)

OFFICE BUILDINGS	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

1ST AVENUE BUILDING - MINOT, ND	$ 30,000	$ 507,189	$ 537,189	$ 409,196	1981	33-40 years
12 SOUTH MAIN - MINOT, ND	29,000	382,487	411,487	17,998	2001	40 years
17 SOUTH MAIN - MINOT, ND	15,000	75,000	90,000	3,359	2001	40 years
401 SOUTH MAIN - MINOT, ND	70,600	546,682	617,282	181,908	1987	24-40 years
2030 CLIFF ROAD - EAGAN, MN	145,900	836,863	982,763	21,789	1986	19-40 years
7901 FLYING CLOUD DR - EDEN PRAIRIE, MN	1,062,000	4,098,600	5,160,600	252,715	2000	40 years
BLOOMINGTON BUS PLAZA - BLMGTN, MN	1,300,000	6,145,108	7,445,108	83,131	2001	40 years
BURNSVILLE BLUFFS - BURNSVILLE, MN	300,300	2,156,349	2,456,649	56,084	2001	40 years
COLD SPRING CENTER - ST. CLOUD, MN	588,000	7,809,336	8,397,336	203,364	2001	40 years
CREEKSIDE OFF BLDG - BILLINGS, MT	311,310	1,734,479	2,045,789	379,292	1992	40 years
INTERLACHEN CORP CTR - EDINA, MN	1,650,000	15,041,306	16,691,306	272,918	2001	40 years
LEXINGTON COMMERCE CTR - EAGAN, MN	453,400	5,036,323	5,489,723	297,976	2000	40 years
MENDOTA CTR I - MENDOTA HGTS, MN	1,570,253	8,626,190	10,196,443	8,986	2002	40 years
MENDOTA CTR II - MENDOTA HGTS, MN	1,073,951	6,940,612	8,014,563	7,230	2002	40 years
MENDOTA CTR III - MENDOTA HGTS, MN	1,500,986	5,352,832	6,853,818	5,576	2002	40 years
MENDOTA CTR IV - MENDOTA HGTS, MN	1,385,330	7,219,207	8,604,537	7,520	2002	40 years
MENDOTA N. CTR - MENDOTA HGTS, MN	1,331,383	16,279,516	17,610,899	16,958	2002	40 years
NICOLLET VII - BURNSVILLE, MN	429,400	6,931,270	7,360,670	180,502	2001	40 years
NORTHGATE II - MAPLE GROVE, MN	357,800	2,000,093	2,357,893	117,558	2000	40 years
PILLSBURY BUSINESS CENTER - EDINA, MN	284,400	1,558,570	1,842,970	40,574	2001	40 years
PLYMOUTH IV & V - PLYMOUTH, MN	640,500	13,707,290	14,347,790	335,881	2001	40 years
SOUTHDALE MEDICAL CENTER - EDINA, MN	3,500,000	29,088,538	32,588,538	933,910	2001	40 years
SOUTHEAST TECH CENTER - EAGAN, MN	559,500	5,556,354	6,115,854	331,121	2000	40 years
THRESHER SQUARE EAST - MPLS, MN	645,661	5,915,114	6,560,775	43,131	2002	40 years
THRESHER SQUARE WEST - MPLS, MN	448,680	4,110,503	4,559,183	29,972	2002	40 years
WAYROAD - MINNETONKA, MN	530,000	4,864,985	5,394,985	5,223	2002	40 years
WIRTH CORP CTR - GLDN VALLEY, MN	970,000	7,659,281	8,629,281	7,978	2002	40 years
TOTAL	$21,183,354	$ 170,180,077	$191,363,431	$ 4,251,851

COMMERCIAL
AMERICA'S BEST WAREHOUSE - BOISE, ID	$ 765,000	$ 4,023,295	$ 4,788,295	$ 1,050,581	1994	40 years
AMERITRADE - OMAHA, NE	326,500	8,022,298	8,348,798	607,382	1999	40 years
ARROWHEAD SHOPPING CTR - MINOT, ND	100,359	2,905,060	3,005,419	2,255,939	1973	15 1/2-40 years
BARNES & NOBLE - FARGO, ND	540,000	2,784,131	3,324,131	516,411	1994	40 years
BARNES & NOBLE - OMAHA, NE	600,000	3,099,197	3,699,197	503,611	1995	40 years
CARMIKE THEATRE - GRAND FORKS, ND	183,515	2,362,222	2,545,737	442,854	1994	40 years
COMPUSA - KENTWOOD, MI	225,000	1,896,474	2,121,474	259,885	1996	40 years
CONSECO BLDG - RAPID CITY, SD	285,000	6,759,870	7,044,870	302,737	2001	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION(continued)

COMMERCIAL - CONTINUED	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

COTTAGE GROVE STRIP CTR - C. GROVE, MN	$ 321,078	$ 795,010	$ 1,116,088	$ 15,832	2001	40 years
DEWEY HILL BUSINESS CENTER - EDINA, MN	985,000	3,884,054	4,869,054	126,734	2001	40 years
EAST GRAND STATION - EAST G. FORKS, MN	150,000	1,242,251	1,392,251	76,217	2000	40 years
EDGEWOOD VISTA - BELGRADE, MT	14,300	439,194	453,494	30,327	2000	40 years
EDGEWOOD VISTA - BILLINGS, MT	130,000	850,218	980,218	82,270	1999	40 years
EDGEWOOD VISTA - COLUMBUS, NE	14,300	441,326	455,626	30,318	2000	40 years
EDGEWOOD VISTA - DULUTH, MN	390,000	6,737,903	7,127,903	269,675	2000	40 years
EDGEWOOD VISTA - EAST GRAND FORKS, MN	25,000	1,405,136	1,430,136	120,631	1997	40 years
EDGEWOOD VISTA - FREMONT, NE	56,000	496,172	552,172	16,948	2001	40 years
EDGEWOOD VISTA - GRAND ISLAND, NE	14,300	441,326	455,626	30,318	2000	40 years
EDGEWOOD VISTA - HASTINGS, NE	13,971	557,568	571,539	18,687	2001	40 years
EDGEWOOD VISTA - KALISPELL, MT	70,000	518,113	588,113	15,501	2001	40 years
EDGEWOOD VISTA - MINOT, ND	260,000	6,010,707	6,270,707	678,710	1997	40 years
EDGEWOOD VISTA - MISSOULA, MT	108,900	853,528	962,428	117,360	1997	40 years
EDGEWOOD VISTA - OMAHA, NE	88,567	552,685	641,252	16,972	2001	40 years
EDGEWOOD VISTA - SIOUX FALLS, SD	130,000	844,739	974,739	81,793	1999	40 years
EDGEWOOD VISTA - VIRGINIA, MN	246,370	6,712,013	6,958,383	6,992	2002	40 years
HEALTHEAST MED CTR - WDBRY & ST JHNS, MN	3,238,275	18,362,724	21,600,999	898,916	2001	40 years
HOSPITALITY ASSOC - MINNETONKA, MN	40,000	365,548	405,548	21,721	2001	40 years
GREAT PLAINS SOFTWARE - FARGO, ND	125,501	15,249,653	15,375,154	1,032,383	2000	40 years
LINDBERG BLDG - EDEN PRAIRIE, MN	198,000	1,410,535	1,608,535	328,896	1992	40 years
MAPLEWOOD SQUARE - ROCHESTER, MN	3,275,000	8,631,217	11,906,217	604,014	2000	40 years
MED PARK MALL - GRAND FORKS, ND	680,500	5,016,088	5,696,588	280,912	2000	40 years
MINOT PLAZA - MINOT, ND	50,000	469,615	519,615	110,117	1993	40 years
MORGAN CHEMICAL - NEW BRIGHTON, MN	240,000	2,188,810	2,428,810	2,284	2002	40 years
PETCO WAREHOUSE - FARGO, ND	324,148	954,786	1,278,934	178,288	1994	40 years
PIONEER SEED - MOORHEAD, MN	56,925	596,951	653,876	151,878	1992	40 years
STERNER LIGHTING - WINSTED, MN	100,000	900,789	1,000,789	28,869	2001	40 years
STONE CONTAINER - FARGO, ND	440,251	6,665,315	7,105,566	766,890	1995	40 years
STONE CONTAINER - ROSEVILLE, MN	810,000	7,455,238	8,265,238	69,742	2001	40 years
STONE CONTAINER - WACONIA, MN	165,000	1,501,518	1,666,518	64,127	2001	40 years
VIROMED - EDEN PRAIRIE, MN	666,000	4,197,634	4,863,634	336,610	1999	40 years
WEDGEWOOD - LITHIA SPRINGS, GA	334,346	3,637,532	3,971,878	464,296	1996	40 years
TOTAL	$16,787,106	$ 142,238,445	$159,025,551	$ 13,014,626

TOTAL REAL ESTATE AND ACCUMULATED DEPRECIATION	$68,436,793	$ 671,882,643	$740,319,436	$ 58,925,517

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XI
REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ending April 30, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Balance at beginning of year	$ 591,636,468	$ 449,919,890	$ 295,825,839
Additions during year
acquisitions	143,280,342	141,040,413	155,284,745
improvements and other	8,708,331	5,583,148	7,041,248
	$ 743,625,141	$ 596,543,451	$ 458,151,832
Deduction during year
cost of real estate sold	-3,305,705	-4,906,983	-6,912,626
impairment valuation	0	0	-1,319,316
Balance at close of year	$ 740,319,436	$ 591,636,468	$ 449,919,890

Reconciliations of accumulated depreciation for the three years ended April 30, 2002, 2001, and 2000, are as follows:

	2002	2001	2000
Balance at beginning of year	$ 44,093,145	$ 33,232,952	$ 26,112,399
Additions during year
provisions for depreciation	15,515,168	12,299,532	8,460,112
Deduction during year
accumulated depreciation on real estate sold	-682,796	-1,439,339	-1,339,559
Balance at close of year	$ 58,925,517	$ 44,093,145	$ 33,232,952

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

Schedule XII
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Interest
RESIDENTIAL
Diamond T -Scottsbluff, NE	8.00%	11/01/02	Monthly /Balloon		$ 115,000	$ 105,837	$ 0
KMOX -Prior Lake, MN	8.00%	01/01/04	Monthly /Balloon		46,500	39,550	0
Duane Peterson	Variable		Quarterly		130,000	130,000	0
Edgewood Norfolk, NE	11.00%	04/01/01	Balloon		477,375	477,375	0
COMMERCIAL
Mankato Heights Plaza	10.00%	3/01/03	Balloon		3,200,000	3,200,000	0
					$ 3,968,875	$ 3,952,762	$ 0
	2002	2001
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$ 1,037,095	$ 1,650,284
New participations in and advances on mortgage loans	3,200,000	0
	$ 4,237,095	$ 1,650,284
Collections	-284,333	-613,189
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$ 3,952,762	$ 1,037,095

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	2002	2001	2000	1999	1998
Consolidated Income Statement Data
Revenue	$ 93,016,069	$ 75,767,150	$ 55,445,193	$ 39,927,262	$ 32,407,545
Income before gain/loss on properties and minority interest	13,865,934	10,187,812	8,548,558	6,401,676	4,691,198
Gain on repossession/ Sale of properties	546,927	601,605	1,754,496	1,947,184	465,499
Minority interest portion of operating partnership income	-3,812,732	-2,095,177	-1,495,209	-744,725	-141,788

Net income	10,600,129	8,694,240	8,807,845	7,604,135	5,014,909
Consolidated Balance Sheet Data
Total real estate investments	$ 685,346,681	$ 548,580,418	$ 418,216,516	$ 280,311,442	$213,211,369
Total assets	730,209,018	570,322,124	432,978,299	291,493,311	224,718,514
Shareholders' equity	145,578,131	118,945,160	109,920,591	85,783,294	68,152,626
Consolidated Per Share Data (basic and diluted)
Net Income	.42	.38	.42	.44	.32
Distributions	.60	.55	.51	.47	.42

CALENDAR YEAR	2002	2001	2000	1999	1998
Tax status of distribution
Capital gain	0%	.72%	30.3%	6.3%	2.9%
Ordinary income	65.98%	86.76%	69.7%	76.0%	97.1%
Return of capital	34.02%	12.52%	0%	17.7%	0.0%

INVESTORS REAL ESTATE TRUST AND AFFILIATED PARTNERSHIPS
April 30, 2002, 2001 and 2000

GAIN FROM PROPERTY DISPOSITIONS	Total Original Gain(Loss)	Realized 04/30/02	Realized 04/30/01	Realized 04/30/00

Brooklyn Addition - Minot, ND	$ 25,000	$ 0	$ 0	$ 1,000
Superpumper - Grand Forks, ND	86,479	0	0	86,479
Superpumper - Crookston, ND	89,903	0	0	89,903
Superpumper - Langdon, ND	64,352	0	0	64,352
Superpumper - Sidney, MT	17,161	0	0	17,161
Mandan Apartments - Mandan, ND	75,612	0	0	75,612
Sweetwater Apts - Devils Lake, ND	335,303	0	0	335,303
Hutchinson Technology - Hutchinson, MN	1,109,003	0	0	1,109,003
Jenner 18-Plex - Devils Lake, ND	14,009	0	0	14,009
Virginia Apartments - Minot, ND	10,308	0	0	10,308
Evergreen Shopping Center - Evergreen, CO	1,690	0	1,690	0
Chalet Apartments - Minot, ND	23,434	0	23,434	0
Hill Park Apts - Bismarck, ND	576,482	0	576,482	0
Sunchase Apts - Fargo, ND	296,409	296,409	0	0
Lester Chiropractic Bldg - Bismarck, ND	85,279	85,279	0	0
Carmen Court - Minot, ND	3,346	3,346	0	0
Walters - Minot, ND	-35,062	-35,062	0	0
Corner Express - Minot, ND	254,310	254,310	0	0
		$ 604,282	$ 601,605	$ 1,754,496

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

MORTGAGE LOANS PAYABLE	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

1112 32nd Ave SW - Minot, ND	4.75%	7/20/2010	Monthly	$ 425,000	$ 275,671	$0
2030 Cliff Road - Eagan, MN	7.40%	4/1/2011	Monthly	650,000	635,246	0
America's Best Furniture - Boise, ID	9.75%	3/29/2003	Monthly	3,750,000	3,215,954	0
Ameritrade - Omaha, NE	7.25%	05/1/2019	Monthly	6,150,000	5,690,814	0
Applewood on the Green - Omaha, NE	6.55%	10/10/2008	Monthly	8,000,000	7,666,696	0
Arrowhead Shopping CTR - Minot, ND	8.25%	1/1/2020	Monthly	1,325,000	1,260,551	0
Barnes & Noble Stores - ND & NE	7.98%	12/1/2010	Monthly	4,900,000	3,479,579	0
Bloomington Bus Plaza - Blgtn, MN	7.05%	12/1/2011	Monthly	5,000,000	4,975,289	0
Burnsville Bluffs - Burnsville, MN	8.25%	1/1/2021	Monthly	1,644,551	1,607,250	0
Candlelight Apts - Fargo, ND	7.50%	12/1/2004	Monthly	578,000	376,467	0
Canyon Lake Apts - Rapid City, SD	6.82%	10/1/2011	Monthly	3,000,000	2,984,495	0
Carmike - Grand Forks, ND	7.75%	2/1/2007	Monthly	2,000,000	1,789,250	0
Castle Rock - Billings, ND	6.66%	3/1/2009	Monthly	3,950,000	3,808,271	0
Century Apts - Dickinson, ND	7.11%	8/1/2011	Monthly	1,750,000	1,737,077	0
Century Apts - Williston, ND	4.01%	3/1/2006	Monthly	2,700,000	2,253,325	0
Chateau AptS - Minot, ND	7.11%	8/1/2011	Monthly	2,000,000	1,985,231	0
Clearwater APTS - Boise, ID	6.47%	1/1/2009	Monthly	2,660,000	2,555,331	0
Cold Springs Center - St. Cloud, MN	7.40%	4/1/2011	Monthly	5,250,000	5,151,199	0
Colton Heights - Minot, ND	8.35%	3/1/2007	Monthly	730,000	222,762	0
CompUSA - Kentwood, MI	7.75%	2/1/2011	Monthly	1,565,361	1,314,397	0
Conseco Bldg - Rapid City, SD	8.07%	8/1/2015	Monthly	4,795,000	4,501,251	0
Cottonwood Phase I - Bismarck, ND	6.59%	1/1/2009	Monthly	2,800,000	2,692,153	0
Cottonwood Phase II - Bismarck, ND	7.55%	11/1/2009	Monthly	2,850,000	2,783,608	0
Cottonwood Phase III - Bismarck, ND	6.66%	1/1/2009	Monthly	2,600,000	2,600,000	0
Country Meadows PHS I - Billings, MT	7.51%	1/1/2008	Monthly	2,660,000	2,474,624	0
CTRY Meadows PHS II - Billings, MT	8.10%	1/1/2008	Monthly	2,600,000	2,506,975	0
Creekside - Billings, MT	7.38%	6/1/2013	Monthly	1,250,000	1,047,811	0
Crestview Apts - Bismarck, ND	6.91%	7/1/2008	Monthly	3,400,000	3,182,021	0
Crown Colony APTS - Topeka, KS	7.55%	8/1/2009	Monthly	7,350,000	7,178,779	0
Dakota Hill - Irving, TX	7.88%	1/1/2010	Monthly	25,550,000	25,053,761	0
Dewey Hill Business CTR - Edina, MN	7.93%	12/1/2010	Monthly	3,125,000	3,072,774	0
East Grand Station - East G. F., MN	6.85%	8/1/2015	Monthly	970,000	896,618	0
Eastgate - Moorhead, MN	7.19%	9/1/2009	Monthly	1,627,500	1,583,875	0
Edgewood Vista - Billings, MT	7.13%	10/1/2013	Monthly	720,000	608,676	0
Edgewood Vista - Columbus & G. I., NE	6.15%	7/1/2015	Monthly	624,000	582,369	0
Edgewood Vista - Duluth, MN	7.24%	5/1/2011	Monthly	4,821,000	4,636,535	0
Edgewood Vista - East GF, MN	6.85%	8/1/2011	Monthly	980,000	954,846	0
Edgewood Vista - Fremont, NE	6.75%	9/5/2011	Monthly	365,645	357,092	0

 INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

MORTGAGE LOANS PAYABLE (continued)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

Edgewood Vista - Hastings, NE	6.75%	9/5/2011	Monthly	$ 368,611	$ 368,611	$ 0
Edgewood Vista - Kalispell, MT	5.98%	10/1/2011	Monthly	383,000	375,117	0
Edgewood Vista - Minot, ND	7.52%	8/1/2012	Monthly	4,510,000	3,574,461	0
Edgewood Vista - Missoula & Belgrade, MT	6.17%	4/15/2012	Monthly	945,000	867,741	0
Edgewood Vista - Omaha, NE	6.75%	9/1/2011	Monthly	436,415	426,206	0
Edgewood Vista - Sioux Falls, SD	7.52%	7/1/2013	Monthly	720,000	614,742	0
Edgewood Vista - Virginia, MN	6.95%	5/1/2012	Monthly	4,900,000	4,900,000	0
Flying Cloud - Eden Prairie, MN	8.61%	7/1/2009	Monthly	3,830,000	3,787,713	0
Forest Park Estates - G Forks, ND	7.33%	8/1/2009	Monthly	7,560,000	7,263,862	0
Great Plains Software - Fargo, ND	7.08%	10/1/2013	Monthly	9,500,000	8,412,862	0
Health Investors Business Trust	7.94%	2/1/2019	Monthly	19,482,851	18,845,934	0
Heritage Manor - Rochester, MN	6.80%	10/1/2018	Monthly	5,075,000	4,603,177	0
Interlachen Corp Ctr - edina, mn	7.09%	10/11/2011	Monthly	11,550,000	11,464,408	0
Ivy Club APTS - Vancouver, WA	6.98%	9/1/2011	Monthly	8,050,000	8,004,379	0
Jenner Properties - G Forks, ND	5.00%	11/1/2004	Monthly	1,391,585	971,066	0
Kirkwood Manor - Bismarck, ND	8.15%	5/1/2010	Monthly	2,293,900	2,235,518	0
Lancaster APTS - St. Cloud, MN	7.04%	8/1/2018	Monthly	1,769,568	1,664,127	0
Legacy APTS PHS I - Grand Forks, ND	7.07%	1/1/2005	Monthly	4,000,000	3,632,380	0
Legacy APTS PHS II - Grand Forks, ND	7.07%	5/29/2008	Monthly	2,575,000	2,409,455	0
Legacy APTS PHS IV - G Forks, ND	8.10%	7/31/2020	Monthly	3,000,000	2,892,659	0
Lexington Commerce CTR - Eagan, MN	8.09%	2/1/2010	Monthly	3,431,750	3,331,065	0
Lindberg Bldg. - Eden Prairie, MN	7.63%	2/1/2007	Monthly	1,200,000	1,119,526	0
Magic City APTS - Minot, ND	4.75%	10/10/2010	Monthly	2,794,299	1,548,360	0
Maplewood Square - Rochester, MN	6.90%	8/1/2009	Monthly	7,670,000	6,815,104	0
Meadows I & II - Jamestown, ND	8.16%	7/1/2010	Monthly	1,975,000	1,949,096	0
Meadows Phase III - Jamestown, ND	7.19%	11/1/2011	Monthly	1,150,000	1,143,030	0
MedPark Mall - Grand Forks, ND	8.08%	2/1/2010	Monthly	3,425,000	3,333,723	0
Mendota I, II, & Northland - Mendota Heights, MN	7.90%	11/1/2009	Monthly	18,000,000	17,397,810	0
Mendota I, II, & Northland - Mendota Heights, MN	5.50%	11/1/2009	Monthly	7,200,000	5,799,270	0
Mendota III - Mendota Heights, MN	3.74%	Construction Loan	Balloon	3,813,000	3,813,000	0
Mendota IV - Mendota Heights, MN	3.60%	Construction Loan	Balloon	5,487,000	5,487,000	0
Miramont APTS - Ft. Collins, CO	8.25%	8/1/2036	Monthly	11,582,472	11,325,252	0
Neighborhood APTS - C. Springs, CO	7.98%	1/1/2007	Monthly	7,525,000	6,906,344	0
Nicollet VII - Burnsville, MN	8.05%	11/29/2010	Monthly	4,784,880	4,715,739	0
NorthGate II - Maple Grove, MN	8.09%	2/1/2010	Monthly	1,576,750	1,530,489	0
North Pointe - Bismarck, ND	7.12%	2/1/2007	Monthly	1,700,000	1,619,231	0
Oakmont Apts - Sioux Falls, SD	7.00%	9/1/2011	Monthly	4,100,000	4,070,001	0
Olympic Village - Billings, MT	7.62%	11/1/2010	Monthly	8,400,000	8,309,021	0
Oxbow - Sioux Falls, SD	6.67%	6/1/2011	Monthly	4,250,000	4,211,888	0

 INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

MORTGAGE LOANS PAYABLE (continued)	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgage	Carrying Amount of Mortgage	Delinquent Principal or Interest

Park East Apts. - Fargo, ND	6.82%	5/1/2008	Monthly	$ 3,500,000	$ 3,340,379	$ 0
Park Meadows PHS I - Waite Park, MN	7.19%	10/1/2013	Monthly	3,022,500	2,941,482	0
Park Meadows PHS II - Waite Park, MN	7.90%	10/1/2005	Monthly	2,214,851	2,005,967	0
Park Meadows PHS III - Waite Park, MN	4.00%	30 yr bond	Monthly	3,235,000	2,995,000	0
Pebble Springs - Bismarck, ND	8.10%	7/30/2020	Monthly	455,000	438,705	0
PETCO Warehouse - Fargo, ND	7.28%	9/1/2008	Monthly	1,100,000	814,033	0
Pillsbury Business Ctr - BLMGTN, MN	7.40%	4/1/2011	Monthly	1,260,000	1,231,400	0
Pinecone - Fort Collins, CO	7.13%	12/1/33	Monthly	10,685,215	10,237,879	0
Plymouth IV & V - Plymouth, MN	8.17%	1/1/2011	Monthly	9,280,912	9,150,597	0
Pointe West Apts - Minot, ND	6.91%	7/1/2008	Monthly	2,400,000	2,246,132	0
Prairie Winds Apts - Sioux Falls, SD	7.04%	7/1/2009	Monthly	1,325,000	1,285,892	0
Prairiewood Meadows - Fargo, ND	7.70%	11/1/2020	Monthly	2,088,973	2,012,579	0
Ridge Oaks Apts. - Sioux City, IA	7.05%	1/1/2031	Monthly	2,900,000	2,865,759	0
Rimrock APTS - Billing, MT	7.33%	8/1/2009	Monthly	2,660,000	2,555,803	0
Rocky Meadows - Billings, MT	7.33%	8/1/2009	Monthly	3,780,000	3,631,931	0
RoseWood/Oakwood - S. Falls, SD	6.67%	6/1/2011	Monthly	3,900,000	3,865,026	0
Sherwood Apts - Topeka, KS	7.55%	8/1/2009	Monthly	11,025,000	10,768,169	0
South Pointe - Minot, ND	7.12%	2/1/2007	Monthly	6,500,000	6,191,178	0
Southdale Medical Ctr - Edina, MN	7.80%	1/1/2011	Monthly	24,000,000	23,735,922	0
SouthEast Tech Center - Eagan, MN	8.09%	2/1/2010	Monthly	4,266,500	4,141,324	0
Southwind APTS - Grand Forks, ND	7.12%	2/1/2007	Monthly	4,100,000	3,905,205	0
Sunset Trail Phase I - Rochester, MN	7.80%	3/1/2011	Monthly	4,350,000	4,308,910	0
Stone Container - Fargo, ND	8.25%	2/1/2011	Monthly	3,300,000	2,388,678	0
Stone Container - Roseville, MN	7.05%	2/1/2012	Monthly	5,300,000	5,279,715	0
Stone Container - Waconia, MN	8.79%	10/15/2006	Monthly	1,329,381	1,262,420	0
Thomasbrook - Lincoln, NE	7.22%	10/1/2009	Monthly	6,200,000	5,968,856	0
Thresher Square East - MPLS, MN	6.75%	5/1/2015	Monthly	4,335,000	3,655,000	0
Thresher Square West - MPLS, MN	7.60%	6/1/2010	Monthly	3,805,000	2,580,000	0
Valley Park Manor - G. Forks, ND	8.38%	10/1/2001	Monthly	3,000,000	2,965,218	0
Van Mall Woods - Vancouver, WA	6.86%	12/1/2003	Monthly	4,070,426	3,760,821	0
Viromed - Eden Prairie, MN	6.98%	4/1/2014	Monthly	3,120,000	2,726,385	0
Wayroad Corp - Minnetonka, MN	6.99%	2/1/2012	Monthly	3,700,000	3,626,993	0
Wedgewood Retire - l. Springs, GA	4.18%	5/1/2017	Monthly	1,566,720	1,375,218	0
West Stonehill - St. Cloud, MN	7.93%	6/1/2017	Monthly	8,232,569	7,401,005	0
Westwood Park - Bismarck, ND	7.88%	12/1/2009	Monthly	1,200,000	1,163,738	0
Wirth Corp Center - Gldn Valley, MN	6.90%	3/1/2012	Monthly	5,500,000	5,500,000	0
Woodridge Apts - Rochester, MN	7.85%	1/1/2017	Monthly	4,410,000	3,807,589	_ 0
TOTAL				$ 486,640,185	$ 459,568,905	$ 0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2002

PROPERTY ACQUISITIONS
Acquisitions for cash, assumptions of mortgages, and issuance of units in the operating partnership.

COMMERCIAL
Mendota Heights Office Complex - Mendota Heights, MN	$ 51,280,260
Interlachen - Edina, MN	16,691,306
Thresher Square East & West - Minneapolis, MN	11,119,958
Wirth Corporate Center - Golden Valley, MN	8,629,281
Stone Container - Roseville, MN	8,265,238
Bloomington Business Plaza - Bloomington, MN	7,445,108
Edgewood Vista - Virginia, MN	6,958,383
Wayroad - Minnetonka, MN	5,394,985
Morgan Chemical - New Brighton, MN	2,428,810
Cottage Grove Center - Cottage Grove, MN	1,116,089
$ 119,329,418

RESIDENTIAL
Applewood on the Green - Omaha, NE	$ 10,810,426
Oakmont Apartments - Sioux Falls, SD	5,257,468
Canyon Lake Apartments - Rapid City, SD	4,280,120
Sunset Trail Phase II - Rochester, MN *	2,851,600
Pinehurst Apartments - Billings, MT	751,310
$ 21,099,324

TOTAL	$ 143,280,342

       *  Represents costs to complete a project started in year ending April 30, 2001.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

QUARTER ENDED
	07-31-01	10-31-01	01-31-02	04-30-02
Revenues	$21,780,094	$23,175,041	$23,605,772	$24,455,162
Income before gain on properties and minority interest	3,250,866	3,743,415	3,642,689	3,228,964
Net gain on sale of properties	307,934	16,398	3,346	219,241
Minority interest portion of operating partnership income	-783,073	-813,898	-1,405,783	-809,976
Net Income	2,775,727	2,945,915	2,240,252	2,638,235
Per share
Net Income	.11	.12	.09	.10
QUARTER ENDED
	07-31-00	10-31-00	01-31-01	04-30-01
Revenues	$17,431,644	$18,404,260	$19,004,737	$20,926,509
Income before gain(loss) on properties and minority interest	2,565,131	2,707,811	2,719,679	2,195,191
Net gain(loss) on sale of properties	0	0	25,124	576,481
Minority interest portion of operating partnership income	-425,667	-538,618	-426,316	-704,576
Net Income	2,139,464	2,169,193	2,318,487	2,067,096
Per share
Net Income	.09	.10	.10	.09
QUARTER ENDED
	07-31-99	10-31-99	01-31-00	04-30-00
Revenues	$ 11,201,913	$12,900,697	$14,054,660	$17,287,923
Income before gain on properties and minority interest	1,801,322	2,478,912	2,390,868	1,877,456
Net gain on sale of properties	257,895	1,519,918	0	-23,317
Minority interest portion of operating partnership income	-235,935	-579,625	-369,028	-310,621
Net Income	1,823,282	3,419,205	2,021,840	1,543,518
Per share
Net Income	.09	.16	.11	.06

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

Exhibit 3(ii)

GOVERNING PROVISIONS

 (BYLAWS)

 OF

 IRET, INC.
(As Adopted on January 15, 1997)

 ARTICLE I.    STATUTORY PROVISIONS

          Section A. The provisions of the North Dakota Business Corporations Act (NDCC Sections 10-19. 1 - I0 and 26) govern this corporation as If set forth in full herein.

          Section B. The power to adopt, amend, or repeal governing provisions (bylaws) is vested in the board as provided herein.

          Section C. The affirmative vote of a majority of directors present is required for an action of the board.

          Section D.  A written action by the board taken without a meeting must be signed by all directors.

          Section E. The affirmative vote of the holders of a majority of the voting power of the shares present and entitled to vote at a duly held meeting Is required for an action of the shareholders, except where the affirmative vote of a majority of the voting power of all shares entitled to vote Is required by law, the articles of Incorporation, or these governing provisions.

          Section F. A director may call a board meeting, and the notice of the meeting shall state the purpose of the meeting.

          Section H. Regular meetings of shareholders need not be held, unless demanded by a shareholder under certain conditions as provided in Article IV D.2.

          Section G.  A majority of the board is a quorum for a board meeting.

          Section I.  The number of shares required for a quorum at a shareholders' meeting is a majority of the voting power of the shares entitled to vote at the meeting.

          Section J. The corporation may, but need not, have a corporate seal. The use or nonuse of a corporate seal does not affect the validity of a document or act.

Ex 3(ii)-1

If the corporation has a corporate seal, the use of the seal by the corporation on a document is not necessary.

 ARTICLE II. BOARD OF DIRECTORS

          Section A. The Board.

1.         The business and affairs of the corporation must be managed by or under the direction of the board, subject to subsection 2. The members of the first board may be elected by the Incorporators or by the shareholders.

2.         The holders of the shares entitled to vote for directors of the corporation may, by unanimous affirmative vote, take any action that law, the articles of incorporation or other governing provisions require or permit the board to take or the shareholders to take after action or approval of the board. As to an action taken by the shareholders in that manner:

 a.         The directors have no duties, liabilities, or responsibilities as directors with respect to or arising from the action.

b.         The shareholders collectively and individually have all of the duties, liabilities, and responsibilities of directors with respect to and arising from the action.

c.         If the action relates to a matter required or permitted to be approved or adopted by the board, either with or without approval or adoption by the shareholders, the action is deemed to have been approved or adopted by the board.

         Section B. Number. The board must consist of I0 directors. The number of directors may be increased or, subject to Section H, decreased at any time by amendment in the manner provided in Article VIII.

         Section C. Qualifications.  Directors must be individuals.

         Section D. Terms.  A director serves for an indefinite term that expires at the next regular meeting of the shareholders. A fixed term of a director may not exceed five years. A director holds office until a successor is elected and has qualified, or until the earlier death, resignation, removal, or disqualification of the director.

Section E.  Compensation.  The board may fix the compensation of the directors.

Section  F.  (Intentionally Omitted)

Section G.  Resignation. A director may resign at any time by giving written notice to the corporation. The resignation is effective without acceptance when the notice is given to the corporation, unless a later effective time is specified in the notice.

Ex 3(ii)-2

Section H.  Removal of directors.

 1.         A director may be removed at any time, with or without cause, if:

             a.         The director was named by the board to fill a vacancy;

             b.         The shareholders have not elected directors in the interval between the time of the appointment to fill a vacancy and the time of the removal; and

          c.         A majority of the remaining directors present affirmatively vote to remove the director.

2.         Any one or all of the directors may be removed at any time, with or without cause, by the affirmative vote  of the holders of the proportion or number of the voting power of the shares of the classes or series the director represents sufficient to elect them. If less than the entire board is to be removed, no one of the directors may be removed if the votes of a sufficient number of shares are cast against the director's             removal which, if then cumulatively voted at an election of the entire board of directors, would be sufficient to elect the director.

3.         New directors may be elected at a meeting at which directors are removed.

Section 1.  Vacancies.

1.         Vacancies on the board resulting from the death, resignation, removal, or disqualification of a director may be filled by the affirmative vote of a majority of the remaining directors, even though the remaining directors constitute less than a quorum; and

2.         Vacancies on the board resulting from newly created directorships may be filled by the affirmative vote of a majority of the directors serving at the time of the increase.

3.         Each director elected under this section to fill a vacancy holds office until a qualified successor is elected by the shareholders at the next regular or special meeting of the shareholders.

Section J.  Board Meetings.

1.         Meetings of the board may be held from time to time as provided by board resolution at any place within or without the state that the board may select or by any means described in subsection 2. If the board fails to select a place for a meeting, the meeting must be held at the principal executive office.

Ex 3(ii)-3

2.         A board meeting may be conducted by:

            a.         A conference among directors using any means of communication through which the directors may simultaneously hear each other during the conference constitutes a board meeting, if the same notice is given of the conference as would be required by subsection 3 for a meeting, and if  the number of directors participating in the conference would be sufficient to constitute a quorum at a meeting. Participation in a meeting by that means constitutes presence in person at the meeting; or

            b.         Any means of communication through which the director, other directors so participating, and all directors physically present at the meeting may simultaneously hear each other during the meeting. Participation in a meeting by that means constitutes presence in person at the meeting.

3.         A director may call a board meeting by giving ten days' notice to all directors of the date, time, and place of the meeting. The notice shall state the purpose of the meeting unless the director calling the meeting is chairman of the board or president of the corporation.

4.         If the day or date, time, and place of a board meeting have been announced at a previous meeting of the board, no notice is required. Notice of an adjourned meeting need not be given other than by announcement at the meeting at which adjournment is taken.

5.         A director may waive notice of a meeting of the board. A waiver of notice by a director entitled to notice is effective whether given before, at, or after a meeting, and whether given in writing or by attendance.  Attendance by a director at a meeting is a waiver of notice of that meeting, except where the director objects at the beginning of the meeting to the transaction of business because the meeting is not lawfully called or convened and does not participate thereafter in the meeting.

         Section K. Absent Directors. A director may give advance written consent or opposition to a proposal to be acted on at a board meeting. If the director is not present at the meeting, consent or opposition to a proposal does not constitute presence for purposes of determining the existence of a quorum, but consent or opposition must be counted as a vote in favor of or against the proposal and must be entered in the minutes or other record of action at the meeting, if the proposal acted on at the meeting is substantially the same or has substantially the same effect as the proposal to which the director has consented or objected.

Ex 3(ii)-4

            Section L. Act of the Board. The board shall take action by the affirmative vote of a majority of the directors present at a duly held meeting, except where law or the articles of Incorporation require the affirmative vote of a larger proportion or number. If the articles of incorporation require a larger proportion or number than is required by law for a particular action, the articles control.

         Section M.  Action without meeting.

            1.         An action required or permitted to be taken at a board meeting may be taken by written action signed by all of the directors.

            2.         The written action is effective when signed by the required number of directors, unless a different effective time is provided in the written action.

ARTICLE Ill. OFFICERS

            Section A. Officers. The officers of the corporation must consist of a president and a secretary, each of which must be elected by the board at such time and in such manner as may be provided in the bylaws. Any other officers, assistant officers, and agents, as necessary, may be elected or appointed by the board or chosen in such other manner as may be prescribed by the board.

Section B. Duties of Officers and Agents. All officers and agents of the corporation, as between themselves and the corporation, have such authority and must perform such duties in the management of the corporation as may be provided in the bylaws, or as may be determined by resolution of the board not inconsistent with the bylaws.

            Section C.  Multiple offices.  Any number of offices or functions of those offices may be held or exercised by the same person. If a document must be signed by persons holding different offices or functions and a person holds or exercises more than one of those offices or functions, that person may sign the document in more than one capacity, but only if the document indicates each capacity in which the person signs.

         Section D.  Contract rights.  The election or appointment of a person as an officer or agent does not, of itself, create contract rights. However, a corporation may enter into a contract with an officer or agent. The resignation or removal of an officer or agent is without prejudice to any contractual rights or obligations.

         Section E.  Resignation, Removal, and Vacancies.

1.         An officer may resign at any time by giving written notice to the corporation. The resignation is effective without acceptance when the notice is given to the corporation, unless a later effective date is specified in the notice.

Ex 3(ii)-5

2.         An officer may be removed at any time, with or without cause, by a resolution approved by the affirmative vote of a majority of the entire board of directors, subject to the provisions of a shareholder control agreement.

3.         A vacancy in an office because of death, resignation, removal, disqualification, or other cause may be filled for the unexpired portion of the term in the manner determined by the board.

            Section F.  Delegation.  Unless prohibited by a resolution approved by the affirmative vote of a majority of the entire board of directors, an officer elected or appointed by the board may, without the approval of the board, delegate some or all of the duties and powers of an office to other persons. An officer who delegates the duties or powers of an office remains subject to the standard of conduct for an officer with respect to the discharge of all duties and powers so delegated.

ARTICLE IV.  SHARES AND SHAREHOLDERS

         Section A.  Share certificates.  The shares of the corporation must be represented by certificates signed by the president or by a vice president, and by the secretary or by an assistant secretary of the corporation. A certificate signed as provided herein is prima facie evidence of the ownership of the shares referred to in the certificate.

            A new share certificate may be issued pursuant to NDCC section 41-08-41 in place of one that is alleged to have been lost, stolen or destroyed.

         Section B.  Regular meetings of shareholders.  A regular meeting of shareholders will be held on the third Wednesday in August of each year beginning in 1997.

         Section C. Election of directors. At each regular meeting of shareholders there must be an election of qualified successors for directors who serve for an indefinite term or whose terms have expired or are due to expire within six months after the date of the meeting.  No other particular business is required to be transacted at a regular meeting.  Any business appropriate for action by the shareholders may be transacted at a regular meeting.

         Section D.  Notice.

1.         Notice of all meetings of shareholders must be given to every holder of shares entitled to vote, except where the meeting is an adjourned meeting and the date, time, and place of the meeting were announced at the time of adjournment.

2.         The notice must be given at least ten days before the date of the meeting, and not more than fifty days before the date of the meeting.

Ex 3(ii)-6

3.         The notice must contain the date, time, and place of the meeting, and any other Information required by law. In the case of a special meeting, the notice must contain a statement of the purposes of the meeting. The notice may also contain any other Information required by the bylaws or deemed necessary or desirable by the board or by any other person or persons calling the meeting.

4.         A shareholder may waive notice of a meeting of shareholders. A waiver of notice by a shareholder entitled to notice is effective whether given before, at, or after the meeting, and whether given in writing,  or by attendance. Attendance by a shareholder at a meeting is a waiver of notice of that meeting, except where the shareholder objects at the beginning of the meeting to the transaction of business because the             meeting is not lawfully called or convened, or objects before a vote on an item of business because the item may not lawfully be considered at that meeting and does not participate in the consideration of the item at that meeting.

         Section E. Act of the shareholders. The shareholders shall take action by the affirmative vote of the holders of a majority of the voting power of the shares present and entitled to vote, except where law or the articles of incorporation require a larger proportion or number. If the articles of incorporation require a larger proportion or number than is required by law for a particular action, the articles control.

            Section F. Action without a meeting.  An action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting by written action signed by all of the shareholders entitled to vote on that action.  The written action is effective when it has been signed by all of those shareholders, unless a different effective time is provided in the written action.

ARTICLE V. OFFICE

            The corporation's principal office shall be in the City of Minot, North Dakota.

ARTICLE VI.  AMENDMENTS

            The power to amend or repeal any of the foregoing governing provisions or to adopt additional governing provisions is vested in the board, provided that any board action to amend, repeal or adopt governing provisions shall be reported to the Shareholders and may be countermanded by the vote of the holders of a majority of the voting power of the shares entitled to vote, and provided that provisions affecting quorum requirements for shareholder meetings and shareholder voting rights may be amended only by the vote of the holders of a majority of the voting power of the shares entitled to vote.

            These Bylaws were duly adopted by the Board of Directors of IRET, INC., at its organizational meeting held on January 15, 1997.

                                                                      /S/ Timothy P. Mihalick
                                                                        Timothy P. Mihalick, Secretary

ATTEST:

/S/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr., Director

 Ex 3(ii)-7

IRET, INC.

First Amendment to Bylaws
 (Adopted on July 15, 1998)

            Pursuant to Article VI of the Bylaws of IRET, Inc., a North Dakota corporation, which Bylaws were adopted on January 15, 1997, the following Amendment is adopted by the Board of Directors at its regular meeting, a quorum being present, by majority of Directors present:

            Article II, Section C, is hereby amended to read:

            "Section C.  Qualifications.  Effective with the 1999 annual shareholder meeting, Directors must be individuals at least 18 years of age and less than 72 years of age upon the date of the annual shareholder meeting at which such individual is elected as a director."

            Dated this 15th day of July, 1998.

                                                                                    IRET, INC.

                                                                                    By   /S/ Roger R. Odell
                                                                                          Roger R. Odell, President

ATTEST:

/S/ Diane K. Bryantt
Diane K. Bryantt, Secretary

 Ex 3(ii)-8

IRET, INC.

 Second Amendment to Bylaws
Adopted on June 20, 2001

             Pursuant to Article VI of the Bylaws of IRET, Inc., a North Dakota corporation, which Bylaws were adopted on January 15, 1997, the following Amendment is adopted by the Board of Directors at its regular meeting, a quorum being present, by majority of Directors present:

             Article II , Section C, is hereby amended to read:

            "Section C.  Qualifications. Effective with the September 2001 annual shareholder meeting, Directors must be individuals at least 18 years of age and less than 74 years of age upon the date of the annual shareholder meeting at which such individual is elected as a director."

            Dated this 20th day of June, 2001

                                                                                     IRET, INC.

                                                                                     By  /S/ Thomas A. Wentz, Sr.
                                                                                         Thomas A. Wentz, Sr., President

ATTEST:

/S/ Diane K. Bryantt
Diane K. Bryantt, Secretary

Ex 3(ii)-9

Exhibit 21
Subsidiaries of Investors Real Estate Trust

Subsidiary	State of Organization

Pinecone IRET, Inc.	North Dakota
Miramont IRET, Inc.	Colorado
IRET, Inc.	North Dakota
Forest Park - IRET, Inc.	North Dakota
Thomasbrook - IRET, Inc.	Nebraska
Dakota - IRET, Inc.	Texas
MedPark - IRET, Inc.	North Dakota
Flying Cloud - IRET, Inc.	Minnesota
Meadow 2 - IRET, Inc.	North Dakota
IRET - Ridge Oaks, LLC	Iowa
Applewood - IRET, Inc.	Nebraska
IRET Properties, a North Dakota Limited Partnership	North Dakota
Forest Park Properties, a North Dakota Limited Partnership	North Dakota
Thomasbrook Properties, a Nebraska Limited Partnership	Nebraska
Dakota Hill Properties, a Texas Limited Partnership	Texas
Medpark Properties Limited Partnership, a North Dakota Limited Partnership	North Dakota
7901 Properties, LP, a Minnesota Limited Partnership	Minnesota
Health Investors Business Trust	Delaware
Meadow 2 Properties, LP, a North Dakota Limited Partnership	North Dakota
Ridge Oaks, LP, an Iowa Limited Partnership	Iowa
Minnesota Medical Investors LLC	Minnesota
SMB Operating Company LLC	Minnesota
SMB MM LLC	Minnesota
Applewood - IRET Properties, a Nebraska Limited Partnership	Nebraska
IRET - Oakmont, LLC	South Dakota
Mendota Properties, LLC, a Minnesota Limited Liability Company	Minnesota
Mendota Office Holdings LLC	Minnesota
Mendota Office Three & Four LLC	Minnesota

Ex 21-1