Form 10-Q
period 2002-07-31
INVESTORS REAL ESTATE TRUST
filed 2002-09-12
CIK 798359

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2002

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

Yes ( X )           No (   )

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Applicant is a North Dakota Real Estate Investment Trust.  As of August 31, 2002, it had 31,786,071 shares of beneficial interest outstanding.

PART I

Item 1.  Financial Statements - First Quarter  - Fiscal 2003 (unaudited)

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet

ASSETS	(unaudited) 07/31/02	04/30/02
Real Estate Investments
Property Owned	$ 766,339,144	$ 740,319,436
Less Accumulated Depreciation	-63,029,682	-58,925,517
	$ 703,309,462	$ 681,393,919
Mortgage Loans Receivable	3,636,662	3,952,762
Total Real Estate Investments	$ 706,946,124	$ 685,346,681

OTHER ASSETS
Cash	$ 13,659,352	$ 12,333,426
Marketable Securities – Available for Sale	19,088,266	10,500,000
Rent Receivable	3,638,144	3,233,765
Real Estate Deposits	469,000	422,045
Notes Receivable	3,500,000	3,500,000
Prepaid and Other Assets	2,869,317	3,513,791
Tax, Insurance and Other Escrow	5,452,942	6,210,450
Deferred Charges and Leasing Costs	3,867,201	3,498,922
Furniture & Fixtures, Net	579,101	209,121
Goodwill	1,440,817	1,440,817
TOTAL ASSETS	$ 761,510,264	$ 730,209,018

LIABILITIES
Accounts Payable and Accrued Expenses	$ 10,628,533	$ 10,596,277
Mortgages Payable	462,620,396	459,568,905
Investment Certificates Issued	17,972,369	25,186,582
TOTAL LIABILITIES	$ 491,221,298	$ 495,351,764
Commitments and Contingencies (Note 10)

Minority Interest in Partnerships	12,759,454	12,819,077
Minority Interest of Unit Holders in Operating Partnership 9,882,883 on 07/31/02 9,636,247 on 04/30/02	$ 78,771,521	$ 76,460,046
SHAREHOLDERS' EQUITY Shares of Beneficial Interest 31,785,979 on 07/31/02 27,847,079 on 04/30/02	$ 198,451,609	$ 163,376,549
Accumulated Distributions in Excess of Net Income	-19,693,618	-17,798,418
Total Shareholders’ Equity	$ 178,757,991	$ 145,578,131
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 761,510,264	$ 730,209,018

Statements of Operations
For the Three Months Ended July 31, 2002, and 2001
(unaudited)

	3 Months Ended 07/31/02	3 Months Ended 07/31/01
REVENUE
Real Estate Rentals *	$ 27,176,943	$ 21,568,381
Interest, Discounts and Fees	362,698	211,713
Total Revenue	$ 27,539,641	$ 21,780,094

OPERATING EXPENSE
Interest	$ 8,796,063	$ 7,198,378
Depreciation	4,417,768	3,656,762
Utilities and Maintenance	4,053,543	2,971,809
Taxes	2,949,623	2,115,630
Insurance	484,052	314,685
Property Management Expenses	2,025,960	1,630,079
Administrative Expense & Trustee Services	474,732	386,307
Operating Expenses	244,581	126,622
Amortization	128,269	128,956
Total Expenses	$ 23,574,591	$ 18,529,228
INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$ 3,965,050	$ 3,250,866
GAIN ON SALE OF PROPERTIES	262,568	307,934
MINORITY INTEREST PORTION OTHER PARTNERSHIP	-282,486	-56,755
MINORITY INTEREST PORTION OPERATING PARTNERSHIP	-999,681	-726,318
NET INCOME	$ 2,945,451	$ 2,775,727
PER SHARE
Net Income Per Share	$ .10	$ 0.11
Dividends Paid Per Share	$ .1540	$ 0.1450
Average Number of Shares Outstanding	30,070,096	23,873,777

*          Includes $404,379 and $333,295 for 3 months ended July 31, 2002, and July 31, 2001, of “straight-line rents.”  Straight-line rents are the amounts to be collected in future years from tenants occupying commercial properties under leases which provide for periodic increases in rents.  It is determined by dividing the total rent payable for the lease term by the total rental periods and allocating the resulting average rent to the period covered by the report.

Consolidated Statements of Cash Flows
For the Three Months Ended July 31, 2002, and 2001
(unaudited)

	07/31/02	07/31/01
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 2,945,451	$ 2,775,727
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,546,037	3,785,718
Minority interest portion of operating partnership income	1,282,167	783,073
Gain on sale of properties	-262,568	-307,934
Interest reinvested in investment certificates	112,607	110,495
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	-46,955	-1,046,777
(Increase) decrease in other assets	644,473	-1,010,776
(Increase) decrease in rent receivable	-404,379	-16,244
(Increase) decrease in tax, insurance and other escrow	757,507	146,747
(Increase) decrease in deferred charges	-496,548	-186,712
Increase (decrease) in accounts payable & accrued expenses	40,923	-386,189
Net cash provided from operating activities	$ 9,118,715	$ 4,647,128

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	$ 8,000,000	$ 2,351,248
Proceeds from sale of property	979,982	0
Principal payments on mortgage loans receivable	316,101	164,924
Payments for acquisition and improvements of properties	-23,538,972	-4,462,109
Purchase of Marketable Securities	-16,588,266	0
Investment in mortgage loan receivable	0	-3,200,000
Net cash used for investing activities	$ -30,831,155	$ -5,145,937

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares, net of issue costs	$ 31,653,946	$ 0
Proceeds from investment certificates issued	0	6,688,447
Proceeds from mortgages payable	5,700,000	9,734,544
Repurchase of shares and minority interest units	-5,658	-17,821
Distributions paid to shareholders	-2,646,779	-1,844,275
Distributions paid to unitholders of operating partnership	-1,345,706	-1,091,042
Distributions paid to other minority partners	-342,110	0
Redemption of investment certificates	-7,326,819	-170,085
Principal payments on mortgage loans	-2,648,508	-5,847,446
Net cash provided from financing activities	$ 23,038,366	$ 7,452,322
NET INCREASE IN CASH	$ 1,325,926	$ 6,953,513
CASH AT BEGINNING OF YEAR	$ 12,333,426	$ 6,356,063
CASH AT END OF 1st PERIOD	$ 13,659,352	$ 13,309,576

Consolidated Statements of Cash Flows – continued

	07/31/02	07/31/01
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES 2002 and 2001
Distribution reinvestment plan	$ 2,352,587	$ 1,744,586
Proceeds from sale of properties deposited directly with escrow agent	258,941	712,477
Properties acquired through the issuance of minority interest units in the operating partnership	3,890,401	1,100,000
Interest reinvested directly in investment certificates	112,607	110,495
UPREIT units converted to shares	1,074,185	0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 8,370,684	$ 6,557,770
Interest paid on investment certificates	289,223	79,519
Interest paid on margin account and other	0	1,438
	$ 8,659,907	$ 6,638,727

Consolidated Statements of Shareholders’ Equity
For the Three Months Ended July 31, 2002, and April 30, 2002
(unaudited)

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHARE- HOLDER’S EQUITY

Balance May 1, 2001	24,068,346	$ 132,148,768	$ -13,073,157	$ -130,451	$ 118,945,160
Comprehensive Income
Net income			10,600,129		10,600,129
Unrealized gain on securities available-for-sale				130,451	130,451
Total comprehensive income					$ 10,730,580
Distributions			-15,325,390		-15,325,390
Distribution reinvestment plan	832,708	7,297,694			7,297,694
Sale of shares	2,947,986	23,949,523			23,949,523
Fractional shares repurchased	-1,961	-19,436			-19,436
Balance April 30, 2002	27,847,079	$ 163,376,549	$ -17,798,418	$ 0	$ 145,578,131

Comprehensive Income
Net income			2,945,451		2,945,451
Unrealized gain on securities available-for-sale				0	0
Total comprehensive income					$ 2,945,451
Distributions			-4,840,651		-4,840,651
Distribution reinvestment plan	229,520	2,193,872			2,193,872
Sale of shares	3,709,948	32,886,846			32,886,846
Fractional shares repurchased	-568	-5,658		_____________	-5,658
Balance July 31, 2002	31,785,979	$ 198,451,609	$ -19,693,618	$ 0	$ 178,757,991

Notes to Consolidated Financial Statements
For the Three Months Ended July 31, 2002, and 2001

Note 1  - Organization
      Investors Real Estate Trust ("IRET") elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended April 30, 1971.  REITs are subject to a number of organization and operational requirements, including a requirement to distribute 90% of ordinary taxable income to its shareholders and, generally, are not subject to Federal income tax on net income.  IRET is engaged in the acquisition and ownership of residential apartment communities and commercial properties located mainly in the states of North Dakota and Minnesota but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Washington.  As of July 31, 2002, IRET owned 65 apartment communities with 8,347 apartments and 69 commercial buildings totaling 4,225,055 square feet.  IRET conducts a majority of its business activities through its operating partnership, IRET Properties, a North Dakota Limited Partnership, as well as through a number of other subsidiary entities.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest.  The financial statements have been prepared on the basis of accounting principles that are in effect as of the financial statement date.  IRET operates on a fiscal year commencing May 1 and ending April 30.

       The accompanying consolidated financial statements include the accounts of IRET and its 76.3% (74.3% at April 30, 2002) partnership interest in the operating partnership.  Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and operating partnership units ("UPREIT Units") outstanding.  The remaining 23.7% (25.7% at April 30, 2002) is reflected as Minority Interest of Unit Holders in Operating Partnership in these consolidated financial statements.

      The consolidated financial statements also include the ownership by IRET Properties of a  60.31% in Minnesota Medical Investors LLC, SMB Operating Company LLC, and SMB MM LLC, collectively known as Southdale Medical Center and a 51% ownership interest in Mendota Properties, LLC, a Minnesota limited liability company.  Mendota Properties, LLC, is the holder of all of the issued and outstanding membership interests in Mendota Office Holding LLC, a Minnesota limited liability company and Mendota Office Three and Four, LLC, a Minnesota limited liability company.  The three Mendota LLCs are the owner of five multi-tenant commercial real estate properties in Dakota County, Minnesota.  These companies are consolidated into the IRET's other operations with minority interests reflecting the minority partners’ share of ownership and income and expenses.

     All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

 Note 2 – continued

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

       The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.  The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the company's form 10-K405 for the year ended April 30, 2002.

Significant Accounting Policies
      IRET has not made any significant changes in accounting policy and practices since the most recent audited financial statements.

Recent Accounting Pronouncements
      Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Certain provisions of SFAS 133 were amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” an amendment of Statement 133.  The impact of SFAS 133 is not significant.

       In 2001 the FASB issued SFAS No. 141 “Business Combinations” (“SFAS 141”) which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method, SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which provides new guidance in accounting for goodwill and intangible assets and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of SFAS 141 had no effect of IRET’s financial position or results of operations.  SFAS 142 and SFAS 144 were adopted May 1, 2002 with no significant impact.

Note 3 – Goodwill
      There was no change in the carrying amount of goodwill for the three months ended July 31, 2002.  Goodwill is tested on an annual basis and any impairment adjustments are reflected at that time.  The impact of the adoption of SFAS No. 142 has no significant impact on net income or earnings per share when comparing the three months ended July 31, 2002, to July 31, 2001.

Note 4 - Earnings Per Share
      Earnings per share  ("EPS") is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period.  The company has no outstanding warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings.

      The exchange of outstanding operating partnership units for common shares will have no effect on EPS as unitholders and shareholders presently share equally in the net income of the operating partnership.

       The following table reconciles amounts reported in the consolidated financial statements for the three months ended July 31, 2002, and 2001.

Three Months Ended
	07/31/02	07/31/01
NUMERATOR Net income applicable to shares	$ 2,945,451	$ 2,775,727
Minority interest portion of operating partnership income	999,681	726,318
Numerator for diluted earnings per share	3,945,132	3,502,045
DENOMINATOR Weighted average shares	30,070,096	23,873,777
Effect of dilutive securities Weighted Average Convertible operating partnership units	9,764,271	7,592,484
Denominator for diluted earnings per share	39,834,367	31,466,261
Earnings per share	$ .10	$ .11
Diluted earnings per share	$ .10	$ .11

Note 5 – Investment Certificates Issued
      IRET has sold investment certificates to the public.  The interest rates vary from 5% to 9% per annum, depending on the term of the security.  Interest is paid annually, semiannually, or quarterly on the anniversary date of issuance.  In April of 2002, IRET discontinued the sale of investment certificates and outstanding certificates will be redeemed at maturity as follows:

Ending April 30,
Nine Months remaining 2003	$ 9,246,920
2004	1,986,692
2005	2,235,926
2006	2,179,467
2007	2,323,364
$ 17,972,369

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

       On January 30, 2002, a $3,500,000.00 loan, pursuant to the UPREIT Loan Program, was made to Steven B. Hoyt, a member of IRET’s Board of Trustees.  The IRET Board of Trustees approved the loan; Mr. Hoyt abstaining.

       The terms of the loan require Mr. Hoyt to make quarterly interest payments, beginning April 1, 2002, with the full balance of the principle sum due on or before January 31, 2004.  The interest rate is equal to the Wall Street Journal Prime Rate plus one and one-half percent (1.5%), as of July 31, 2002 for an interest rate of 6.25%. The agreement also required the borrower to pay an origination fee of one-half percent (.5%), of the principle balance.  The borrower paid a fee of $17,500.00 on the date of the loan.

Note 7 - Segment Reporting
      The following information summarizes IRET's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

Three Months Ended July 31, 2002

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 12,182,678	$ 14,994,265	$ 27,176,943
Segment Expenses
Mortgage Interest	$ 4,082,717	$ 4,384,787	$ 8,467,504
Utilities and Maintenance	1,267,646	2,785,897	4,053,543
Real Estate Taxes	1,259,217	1,690,406	2,949,623
Insurance	99,779	384,273	484,052
Property Management	567,255	1,458,705	2,025,960
Total Segment Expense	$ 7,276,614	$ 10,704,068	$ 17,980,682
Segment Gross Profit	$ 4,906,064	$ 4,290,197	$ 9,196,261

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 362,698
Other Interest Expense	-328,559
Depreciation	-4,417,768
Administrative Expense and Trustee Fees	-474,732
Operating Expenses	-244,581
Amortization	-128,269
Income Before Gain/Loss on Properties and Minority Interest	$ 3,965,050

Three Months Ended July 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 7,439,531	$ 14,128,850	$ 21,568,381
Segment Expenses
Mortgage Interest	$ 2,649,704	$ 4,371,013	$ 7,020,717
Utilities and Maintenance	411,066	2,560,743	2,971,809
Taxes	533,699	1,581,931	2,115,630
Insurance	46,253	268,432	314,685
Property Management	185,825	1,444,254	1,630,079
Total Segment Expense	$ 3,826,547	$ 10,226,373	$ 14,052,920
Segment Gross Profit	$ 3,612,984	$ 3,902,477	$ 7,515,461

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 211,713
Other Interest Expense	-177,661
Depreciation	-3,656,762
Advisory and Trust Fees	-386,307
Operating Expenses	-126,622
Amortization	-128,956
Income Before Gain/Loss on Properties and Minority Interest	$ 3,250,866

Segment Assets and Accumulated Depreciation

July 31, 2002

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 370,820,359	$ 395,518,785	$ 766,339,144
Less Accumulated Depreciation	- 19,233,013	- 43,796,669	- 63,029,682
Total Property Owned	$ 351,587,346	$ 351,722,116	$ 703,309,462

April 30, 2002

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 350,388,982	$ 389,930,454	$ 740,319,436
Less Accumulated Depreciation	- 17,296,055	- 41,629,462	- 58,925,517
Total Property Owned	$ 333,092,927	$ 348,300,992	$ 681,393,919

Note 8 – Pro Forma Condensed Financial Information – Newly Acquired Properties (unaudited)

      IRET acquired the following real estate during the three months ended July 31, 2002:

Property Description	Date of Acquisition	Total Purchase Price (Including all closing costs)
Three Paramont Plaza – 75,526 sq. ft.
Multi-tenant Office Building – Bloomington, MN	05/20/02	$ 7,367,227
Wilson’s Leather – 353,049 sq. ft.
Office/Industrial Building, Brooklyn Park, MN	06/12/02	13,010,645
East Park Apartments – 59,520 sq. ft.
84-unit Apartment Community, Sioux Falls, SD	07/15/02	2,520,354
Sycamore Village Apartments – 34,950 sq. ft.
48-unit Apartment Community, Sioux Falls, SD	07/15/02	1,417,699
Total		$ 24,315,925

        The following unaudited pro forma information was prepared as if the above transactions had occurred on May 1, 2002, the beginning of IRET’s current fiscal year.  The pro forma financial information is based upon the rent rolls and expected expenses for each property on the date of its actual acquisition.  This pro forma information is not necessarily indicative of the consolidated results which would have occurred if all of the transactions had been consummated on May 1, 2002, nor do they purport to represent the results of operations for future periods.

Pro Forma Consolidated Statement of Operations
Three Months Ended July 31, 2002
(unaudited)

      The pro forma consolidated statement of operations (unaudited) for the three months ended July 31, 2002, is presented as if the real estate acquisition had been completed at the beginning of the period May 1, 2002, rather than on the actual acquisition or closing date.

	Three Months Ended 07/31/02	Three Months Ended Acquisitions Pro Forma Adjustments	Total Consolidated Pro Forma
REVENUE
Real Estate Rentals	$ 27,176,943	$ 464,221	$ 27,641,164
Interest, Discounts and Fees	362,698	0	362,698
Total Revenue	$ 27,539,641	$ 464,221	$ 28,003,862
EXPENSES
Interest	$ 8,796,063	$ 149,148	$ 8,945,211
Depreciation	4,417,768	69,799	4,487,567
Utilities and Maintenance	4,053,543	65,705	4,119,248
Taxes	2,949,623	40,033	2,989,656
Insurance	484,052	6,035	490,087
Property Management Expenses	2,025,960	21,311	2,047,271
Administrative Expenses and Trustee Services	474,732	0	474,732
Operating Expenses	244,581	0	244,581
Amortization	128,269	0	128,269
Total Expenses	$ 23,574,591	$ 352,030	$ 23,926,621

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$ 3,965,050	$ 112,191	$ 4,077,241
GAIN ON SALE OF PROPERTIES	262,568	0	262,568
MINORITY INTEREST PORTION – OTHER PARTNERSHIP	-282,486	0	-282,486
MINORITY INTEREST PORTION - OPERATING PARTNERSHIP	$ -999,681	$ -26,589	$ -1,026,270

NET INCOME	$ 2,945,451	$ 85,602	$ 3,031,053

Net income per share	$ .10	$ .00	$ .10

AVERAGE WEIGHTED SHARES	30,070,096	30,070,096	30,070,096

Note 9 – Market Price Range of Shares

      IRET Shares of Beneficial Interest trade on the NASDAQ National Market under the symbol “IRETS”.  For the three months ended July 31, 2002, a total of 3,127,513 shares were traded in 6,387 separate trades.  The high trade price during the period was $11.900, the low was $8.550, and the closing price on July 31, 2002, was $9.240.  For the three months ended July 31, 2001, a total of 2,516,122 shares were traded in 4,434 separate trades on the NASDAQ small-cap market.  The high trade price during the period was $10.490, the low was $8.250, and the closing price on July 1, 2001, was $8.950.  On April 9, 2002, IRET moved its listing from the Nasdaq small-cap to the Nasdaq National Market.

Note 10 - Commitments and Contingencies

      Insurance   IRET’s portfolio-wide general liability and property insurance policies expired on April 30, 2002.  IRET renewed its policies at similar coverage levels for the first quarter ending July 31, 2002, but at a price of $169,367 or 53.8% higher than the prior fiscal year's cost due to the addition of more property to IRET's portfolio as well as the general price increases for insurance coverage implemented by the insurance industry.  A portion of IRET’s insurance costs are passed through to certain commercial tenants pursuant to the terms of the applicable lease agreement.  Of IRET’s total insurance costs of  $1,613,552, $281,737 or 17.46% will be billed back to IRET’s commercial tenants.  For Fiscal 2002, all of IRET's real estate properties are insured against the customary casualty and liability claims except for acts of terrorism, which are excluded under IRET’s new insurance policy. Management believes that IRET is in compliance with all insurance provisions of its debt agreements with the exception of one loan pertaining to an apartment complex in Rochester, Minnesota, held by Jefferson Pilot Financial in the amount of $3,772,688 as of July 31, 2002.  IRET has requested a waiver from the terror insurance requirement.  This waiver request is pending with the lender.  If the waiver is not granted, the increased cost to IRET for terrorism coverage on the apartment complex as of July 31, 2002, is expected to be at a minimum of $25,000.

      Environmental Matters   Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under property.  Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate any property containing such substances, may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using such property as collateral.  Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal of, or remediation of, such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person.  Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials, as well as other hazardous or toxic substances.  The operation and subsequent removal of certain underground storage tanks are also regulated by federal and state laws.  In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, IRET may be considered to be an owner or operator of such properties, or to have arranged for the disposal or treatment of hazardous or toxic substances.  As such, IRET may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and claims for injuries to persons and property.

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

Note 11 – Subsequent Events

      Dividend Declaration   On August 21, 2002, the Board of Trustees of IRET declared a dividend of $0.156 per share, payable October 1, 2002, to shareholders of record at the close of business on September 13, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report as well as the financial statements audited by Brady Martz & Associates, P.C. of Minot, North Dakota, certified public accountants for the period ended April 30, 2002, which financial statements were attached to the Form 10-K405 on file for Investors Real Estate Trust.

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

 Results of Operations
Three Months Ended July 31, 2002 and July 31, 2001

Revenues
      Total IRET revenues for the first quarter of Fiscal 2003 ended July 31, 2002, were $27,539,641 compared to $21,780,094 received in the first quarter of the prior fiscal year ended July 31, 2001.  This is an increase of $5,759,547 or 26.4%.  This increase resulted primarily from the additional real estate investments acquired by IRET as shown by the following analysis:

Rent from 19 properties acquired in 2002 in excess of that received in 2002	$ 5,227,909
Rent from 4 properties acquired in Fiscal 2003	500,470
Decrease in rental receipts on existing properties	-104,709
An increase in interest income	161,463
An increase in straight-line rents	71,084
A decrease in ancillary income	-10,478
A decrease in rent - properties sold	-86,192
$ 5,759,547

 Straight-Line Rents
      Accounting rules requires us to record as revenue "straight-line rents" on our commercial property leases that contain future rental increases.  This rule requires us to calculate the total rents that the tenant has contracted to pay us for the entire term of the lease and to divide that total by the number of months of the lease and to record as revenue each month the resulting average monthly rent.  The result is that, in the beginning years of a lease, we must record as revenue an amount that exceeds the actual cash rent we have collected.  In the later years of such leases, we, of course, will record as revenue an amount less than the actual cash then being received.

      The amount of "straight-line rents" (that is, the amount that the recorded rent is greater than the actual cash rent we have collected) included in rental revenues in the above figures are:

1st Quarter Fiscal 2003	$ 404,379
1st Quarter Fiscal 2002	$ 333,295

Capital Gain Income
      IRET realized capital gain income of $262,568 during the first quarter of Fiscal 2003 ended July 31, 2002.  This resulted from the sale of the Eastwood, Oak Manor, and Jenner Apartments in Dickinson, North Dakota.

Expenses and Net Income
      The following table shows the changes in revenues, operating expenses, interest, and depreciation for the three months ended July 31, 2002, as compared to the three months ended July 31, 2001:

Three Months Ended	07/31/02	07/31/01	Percent Change

Real Estate Rental Income	$ 27,176,943	$ 21,568,381	26.0%

Real Estate Operating Expenses
Utilities and Maintenance	$ 4,053,543	$ 2,971,809	36.4%
Real Estate Taxes	2,949,623	2,115,630	39.4%
Insurance	484,052	314,685	53.8%
Property Management	2,025,960	1,630,079	24.3%
Interest on Mortgage Indebtedness	8,467,504	7,020,717	20.6%
Total Property Expenses	$ 17,980,682	$ 14,052,920	27.9%

Net Real Estate Operating Income	$ 9,196,261	$ 7,515,461	22.4%

Interest Discount and Fee Income	362,698	211,713	71.3%
Other Interest Expense	-328,559	-177,661	84.9%
Depreciation	-4,417,768	-3,656,762	20.8%
Administrative Trustee & Operating	-719,313	-512,929	40.2%
Amortization Expense	-128,269	-128,956	-0.5%
Gain on Sale of Investments	262,568	307,934	-14.7%
Minority Interest Portion-Other Partnerships	-282,486	-56,755	397.7%
Minority Interest Portion-Operating Partnership	-999,681	-726,318	37.6%
Net Income for Generally Accepted Accounting Purposes	$ 2,945,451	$ 2,775,727	6.1%

      As discussed above under “Revenues” the primary reason for the changes in revenues, operating expenses, interest expense and depreciation was the acquisition of additional real estate properties.  Other courses of change were:

  Increased Insurance Premiums  Insurance expense increased by 53.8%, compared to an increase in revenues of 26.0% as a result of an increase in our insurance premiums.  We expect the higher level of insurance expense to continue.

  Increased Maintenance Expense  The utility and maintenance expense category increased by 36.4%, again a greater percentage than the increase in revenues.  This was caused by an increase in maintenance expense with utility rates remaining at their year earlier level.  We do not expect maintenance expense to continue at this higher level for the full year.

  Increased Real Estate Taxes  Taxes imposed on our real estate properties increased by 39.4%, again higher than the increase in revenues.  Most of our new property acquisitions during the past year were in Minnesota, a jurisdiction with higher property taxes than North Dakota and the other states in which we own property.

  Lower Interest Expense   Interest rates on new mortgages placed on newly acquired properties during the past year were at lower rates than prior borrowings resulting in interest expense for the quarter increasing by 20.6%, as compared to the 26.0% revenue increase.

  Increased Administrative and Operating Expense  Administrative and operating expenses increased at a 40.2% rate in the first quarter, a result of increased professional fees and costs associated with our most recent stock offering in April and May of 2002.

  Increased Minority Partnership Interests  One major reason for the variance between revenue increase for the quarter (26.0% caused primarily by the purchase of new properties), and the increase in net income of only 6.1% is found in the change in the minority interests of the operating and other partnerships.  If capital gain income and the minority interests are excluded (to show how the new properties actually affected net operating income of our total portfolio), net income is closely related to the increase in revenue:

	7/31/02	7/31/01	% Change

Net Income	$ 2,945,451	$ 2,775,727	6.1%
Add back portion allocated to:
minority interests – other partnerships	282,486	56,755
minority interests – operating partnerships	999,681	726,318
Subtract capital gain income	-262,568	-307,934
Total Portfolio Net Income	$ 3,965,050	$ 3,250,866	21.9%

  Uninvested Cash  The final major reason for the variance between this year’s first quarter net income and last is the increase in cash and marketable securities on hand this year ($22,833,426 on 4/30/2002 and $32,747,618 on 7/31/2002, compared to $7,016,922 on April 30, 2001 and $13,309,576 on July 31, 2001).  This extra-uninvested cash and marketable securities is earning 2% per annum or less.  For the first quarter ending July 31, 2002, the effect of this dilution reduces annualized F.F.O. approximately 4.62 cents per share.  We expect to invest most of this cash in real estate properties in the second quarter, but can give no assurance that we will be able to do so.

Results from Stabilized Properties
      IRET defines fully stabilized properties, as those both owned at the beginning of the prior fiscal year and having completed the rent-up phase (90% occupancy).  "Same-store" results for the first quarter of Fiscal 2003 and 2002 for residential and commercial were:

Same-Store Residential	2003	2002	% Change

Total Receipts	$ 14,326,675	$ 14,203,446	.87%
Expenses:
Utilities & Maintenance	2,628,176	2,541,708	3.40%
Property Management	1,377,062	1,441,131	-4.45%
Taxes	1,611,972	1,597,304.92%
Insurance	355,087	227,265	56.24%
Mortgage Interest	4,111,134	4,087,772.57%
Total Expenses	10,083,431	9,895,180	1.90%
Net Operating Income	$ 4,243,244	$ 4,308,266	-1.51%

Same-Store Commercial	2003	2002	% Change

Total Receipts	$ 7,000,165	$ 7,205,831	-2.85%
Expenses:
Utilities & Maintenance	367,005	380,950	-3.66%
Property Management	192,407	166,965	15.24%
Taxes	579,125	514,369	12.59%
Insurance	53,604	40,987	30.78%
Mortgage Interest	2,796,636	2,884,422	-3.04%
Total Expenses	$ 3,988,777	$ 3,987,693	0.0%

Net Operating Income	$ 3,011,388	$ 3,218,138	-6.42%

 Comparison of Residential and Commercial Properties
      The following is a comparison of the net operating income from the two types of real estate investments owned by IRET - residential and commercial - for the three ended July 31, 2002 and 2001:

Net Real Estate Operating Income

Three Months Ended	07/31/02	07/31/01	Percent Change
Segment
Residential	$ 4,290,197	$ 3,902,477	9.9%
Commercial	4,906,064	3,612,984	35.8%
Total	$ 9,196,261	$ 7,515,461	22.4%

       The growth in the two operating segments resulted primarily from the acquisition of real estate properties during the prior and current fiscal years.

Occupancy Rates and Credit Risk
      Occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented.  The following tables compare occupancy rates for stabilized properties for the three months ended July 31, 2002 and 2001:

Three Months Ended	07/31/02	07/31/01	Percent Change
Segment
Residential	92.68%	94.70%	-2.13%
Commercial	94.79%	98.77%	-4.03%

      The following table shows our tenants in commercial property that account for three percent or more of the total scheduled rent on August 1, 2002, from all commercial properties owned by IRET:

Lessee	Monthly Rent	% of Total
Step II, Inc. DBA Edgewood Vista	$ 257,751	8%
HealthEast Medical	159,720	5%
Great Plains Software, a subsidiary of Microsoft, Inc.	156,250	5%
Wilson’s Leather	113,750	3%
All Others	2,587,968	79%
Total Scheduled Rent on August 1, 2002	$ 3,275,439	100%

Property Acquisitions and Dispositions
      During the three months ended July 31, 2002, IRET acquired 2 commercial properties and 2 apartment complexes:

Acquisition Cost
Commercial Property
75,526 sq. ft. – Three Paramont Plaza – Bloomington, MN	$ 7,367,227
353,049 sq. ft. – Wilson’s Leather – Brooklyn Park, MN	$ 13,010,645

Apartments
84 units – East Park Apartments – Sioux Falls, SD	$ 2,520,354
48 units – Sycamore Village Apartments – Sioux Falls, SD	$ 1,417,699

     These two apartment complexes were acquired by the issuance of 227,826 Partnership Units in exchange for $2,412,681 of equity and $1,512,372 cash and debt assumption.

Dispositions
     The 37-unit Eastwood, 27-unit Oak Manor, and 17-unit Jenner apartment complexes in Dickinson, North Dakota, were sold during the first quarter of Fiscal 2003 at a gain of $262,568.

Funds From Operations
      IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT.  FFO is defined as net income available to shareholders determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures.  IRET uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO as amended by NAREIT to be effective January 1, 2000.

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

      Funds from Operations for IRET for the three months ended July 31, 2002, increased to $8,160,230 compared to $6,842,284 for the three months ended July 31, 2001, an increase of 19.3%.

Funds from Operations continued

Three Months Ended	07/31/02	07/31/01	Percent Change

Net Income Available to IRET Shareholders and Unit Holders from operations and capital gains*	$ 4,227,618	$ 3,558,800	18.8%
Less gain from property sales	-262,568	-307,934	-14.7%
Operating income	$ 3,965,050	$ 3,250,866	22.0%
Less minority interest portion - other partnerships	-282,486	-56,775	397.6%
Net Operating Income	$ 3,682,564	$ 3,194,091	15.3%
Plus real estate depreciation and amortization (1)	4,477,666	3,648,193	22.7%
Funds from operations	$ 8,160,230	$ 6,842,284	19.3%
Weighted average shares and units outstanding(2)	39,834,367	31,466,261	26.6%
Distributions paid to Shareholders/Unitholders (3)	$ 6,344,535	$ 4,589,764	38.2%

(1)          Depreciation on office equipment and other assets used by IRET are excluded.  Amortization of  financing and other expenses are excluded, except for amortization of leasing commissions which are included.
(2)          Limited partnership units of the operating partnership are exchangeable for shares of beneficial interest of IRET only on a one-for-one basis.
(3)          Distributions are paid equally on shares and units.  It is our intent to distribute approximately 70% of FFO to our shareholders and unitholders.
*         Includes $404,379 and $333,295 for 3 months ended 07/31/02 and 07/31/01 of “straight-line rents.”

Dividends
      The following dividends were paid during the first three months ended July 31, of fiscal years 2003 and 2002:

Date	2003	2002	Percent Change

July 1	$ .1540	$ .1450	6.2%

      The Board of Trustees of IRET has declared a dividend of $.1560 per share payable October 1, 2002, to shareholders of record at the close of business on September 13, 2002.

Liquidity and Capital Resources
      The important changes in IRET’s balance sheet during the first three months of Fiscal 2003 ended July 31, 2002, were:

  Real Estate Owned
  Real estate owned increased to $766,339,144 from the April 30, 2002, figure of $740,319,436.  The increase resulted from the acquisition of additional investment properties net of dispositions as described below:

Acquired
Three Paramont Plaza	$ 7,367,227
Wilson’s Leather	$ 13,010,645
East Park Apartments	$ 2,520,354
Sycamore Village Apartments	$ 1,417,699

Sold
Eastwood Apartments	$ -540,120
Oak Manor Apartments	$ -421,001
Jenner Apartments	$ -292,238

  Mortgage Loans Receivable
  Mortgage loans receivable decreased to $3,636,662 from $3,952,762 from April 30, 2002.  This decrease resulted from scheduled payments received.
  Cash
  Cash on hand on July 31, 2002, was $13,659,352 compared to $12,333,426 on April 30, 2002.  This increase resulted from the net of proceeds from sale of shares less purchase of property acquisitions and marketable securities.
  Marketable Securities
  During the first quarter ended July 31, 2002, IRET increased its investment in marketable securities classified as available-for-sale to $19,088,266 from $10,500,000 on April 30, 2002, using proceeds from the sale of additional shares.
  Mortgages Payable
  Mortgages payable on July 31, 2002, totaled $462,620,396 compared to $459,568,905 at April 30, 2002.  This increase resulted from refinancing of maturing mortgages and the placement of new mortgages.  The average weighted interest rate payable on the outstanding indebtedness on July 31, 2002, was 7.36%.
  Investment Certificates
  Investment Certificates outstanding on July 31, 2002, totaled $17,972,369, compared to $25,186,582 on April 30, 2002.  This decrease resulted from payments made on maturing investment certificates.

  Operating Partnership Units
  Outstanding Limited Partnership Units in the Operating Partnership increased to 9,882,883 Partnership Units on July 31, 2002, as compared to the 9,636,247 Units outstanding on April 30, 2002.  The increase resulted from the issuance of additional Partnership units to acquire the Three Paramont Plaza, East Park Apartments, and Sycamore Village Apartments.
  Shares of Beneficial Interest
  Shares of Beneficial Interest outstanding on July 31, 2002, totaled 31,785,979 as compared to the 27,847,079 shares outstanding on April 30, 2002.  This increase resulted from the issuance of additional shares pursuant to IRET’s dividend reinvestment plan and the share offering of April 25, 2002.

      As of the date of this report, IRET has entered into contracts to acquire the following real estate investments:

Property	Total Cost	Loan or UPREIT Contribution	Cash Required
UH Medical, St. Paul, MN	$ 7,300,000	$ 5,105,022	$ 2,194,978
Abbott Northwestern, Sartell, MN	12,700,000	12,662,525	37,475
Airport Medical, Bloomington, MN	4,600,000	3,287,297	1,312,703
Brooklyn Center Park Dental, Bloomington, MN	2,900,000	1,185,361	1,714,639
Total	$ 27,500,000	$ 22,240,205	$ 5,259,795

      IRET also plans to provide equity capital of approximately $5,000,000 to the NCSM Partnership (in which IRET holds a majority interest) for the purpose of constructing a 70,000 square foot addition to the Southdale Medical Center in Edina, Minnesota for an estimated total cost of $13,200,000.  IRET is expecting to finance the balance of the construction cost.

     IRET had cash on hand of $13,659,352 and marketable securities of $19,088,266 on July 31, 2002.  As of July 31, 2002, IRET’s unsecured credit lines with First International Bank & Trust, Bremer Bank, and First Western Bank & Trust, all of Minot, North Dakota, totaled $19,000,000.  None of said credit lines were in use on July 31, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk is limited to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. Even though our philosophy is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of fixed rate debt and on future debt.

     We primarily use long-term (more than nine years) and medium-term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our costs of capital. As of July 31, 2002, we had the following amount of future principal payments on mortgages secured by our real estate:

Long Term Debt	Bal. of 2003	2004	2005	2006	2007	Thereafter	Total
Fixed Rate	$15,396,032	$9,099,425	$9,888,783	$10,624,611	$11,417,812	$375,548,244	$431,974,907
Variable Rate	1,231,799	1,708,761	1,818,687	1,936,176	2,061,761	21,888,305	30,645,489

							(1) 462,620,396

          (1)   The weighted average interest rate as of July 31, 2002, was 7.36%. Any fluctuations on the variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $30,645,489 of variable rate indebtedness would increase our annual interest expense by $306,455.

     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      In the course of our operations, we become involved in litigation.  At this time, we know of no pending or threatened proceedings that would have a material impact upon us.

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      Steven B. Hoyt was a member of the Audit Committee for Fiscal 2002.  Due to changes by the Nasdaq and SEC of the definition of an “independent trustee,” Mr. Hoyt has voluntarily resigned from the Audit committee for Fiscal 2003.  The resignation is effective as of May 1, 2002.

Item 6. Exhibits and Reports on Form 8-K

      None

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

By: _/s/ Diane K. Bryantt         _______________
       Diane K. Bryantt, Chief Financial Officer
       and Secretary

By: _/s/Thomas A. Wentz, Sr.________________
       Thomas A. Wentz, Sr., President

Date: __September 11, 2002________________

I, Thomas A. Wentz, Sr., certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Investors Real Estate Trust;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date __September 11, 2002_________

By _/s/Thomas A. Wentz, Sr     ______
           Thomas A. Wentz, Sr.
           President

I, Diane K. Bryantt, certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Investors Real Estate Trust;

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date _ September 11, 2002_________

By _/s/Diane K. Bryantt____________
           Diane K. Bryantt
           Chief Financial Officer and Secretary