Form 10-Q
period 2002-10-31
INVESTORS REAL ESTATE TRUST
filed 2002-12-16
CIK 798359

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2002

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

                                                          Yes ( X )           No (   )

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                          Yes ( X )           No (   )

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Applicant is a North Dakota Real Estate Investment Trust.  As of November 30, 2002, it had 32,119,762 shares of beneficial interest outstanding.

PART I

Item 1.  Financial Statements - Second Quarter  - Fiscal 2003 (unaudited)

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet

ASSETS	(unaudited) 10/31/02	04/30/02
Real Estate Investments
Property Owned	$ 825,032,048	$ 740,319,436
Less Accumulated Depreciation	-67,798,198	-58,925,517
	$ 757,233,850	$ 681,393,919
Mortgage Loans Receivable	3,788,087	3,952,762
Total Real Estate Investments	$ 761,021,937	$ 685,346,681
OTHER ASSETS
Cash	$ 14,742,760	$ 12,333,426
Marketable Securities – Available for Sale	2,652,269	10,500,000
Rent Receivable	4,080,347	3,233,765
Real Estate Deposits	1,391,297	422,045
Notes Receivable	0	3,500,000
Prepaid and Other Assets	1,533,482	3,513,791
Tax, Insurance and Other Escrow	7,110,997	6,210,450
Deferred Charges and Leasing Costs	4,665,319	3,498,922
Furniture & Fixtures, Net	648,640	209,121
Goodwill	1,440,817	1,440,817
TOTAL ASSETS	$ 799,287,865	$ 730,209,018
LIABILITIES
Accounts Payable and Accrued Expenses	$ 10,654,055	$ 10,596,277
Mortgages Payable	498,501,196	459,568,905
Investment Certificates Issued	14,409,069	25,186,582
TOTAL LIABILITIES	$ 523,564,320	$ 495,351,764
Commitments and Contingencies (Note 10)

Minority Interest in Partnerships	14,245,583	12,819,077
Minority Interest of Unit Holders in Operating Partnership 10,308,178 on 10/31/02 9,636,247 on 04/30/02	$ 82,291,013	$ 76,460,046
SHAREHOLDERS' EQUITY Shares of Beneficial Interest 32,023,980 on 10/31/02 27,847,079 on 04/30/02	$ 200,788,459	$ 163,376,549
Accumulated Distributions in Excess of Net Income	-21,601,510	-17,798,418
Total Shareholders’ Equity	$ 179,186,949	$ 145,578,131
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 799,287,865	$ 730,209,018

Statements of Operations
For the Three Months and Six Months Ended October 31, 2002, and 2001
(unaudited)

	3 Months Ended 10/31/02	3 Months Ended 10/31/01	6 Months Ended 10/31/02	6 Months Ended 10/31/01
REVENUE
Real Estate Rentals *	$ 30,133,757	$ 22,877,520	$ 57,310,700	$ 44,445,900
Interest, Discounts and Fees	298,936	297,521	661,634	509,235
Total Revenue	$ 30,432,693	$ 23,175,041	$ 57,972,334	$ 44,955,135
OPERATING EXPENSE
Interest	$ 9,088,034	$ 7,597,039	$ 17,884,096	$ 14,795,417
Depreciation	4,818,174	3,718,328	9,235,942	7,375,090
Utilities and Maintenance	5,273,851	3,190,626	9,327,394	6,162,434
Taxes	3,521,606	2,234,148	6,471,230	4,349,779
Insurance	549,431	313,713	1,033,484	628,398
Property Management Expenses	2,101,019	1,730,144	4,144,428	3,360,223
Administrative Expense & Trustee Services	480,487	394,240	955,219	780,546
Operating Expenses	245,267	118,672	489,848	245,295
Amortization	167,528	134,716	295,797	263,672
Total Expenses	$ 26,245,397	$ 19,431,626	$ 49,837,438	$ 37,960,854
INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$ 4,187,296	$ 3,743,415	$ 8,134,896	$ 6,994,281
GAIN ON SALE OF PROPERTIES	52,774	16,398	315,342	324,332
MINORITY INTEREST PORTION OTHER PARTNERSHIP	-180,291	-86,554	-462,777	-143,309
MINORITY INTEREST PORTION OPERATING PARTNERSHIP	-991,557	-727,344	-1,991,238	-1,453,661
NET INCOME	$ 3,068,222	$ 2,945,915	$ 5,996,223	$ 5,721,643
PER SHARE
Net Income Per Share	$ .10	$ 0.12	$ .19	$ 0.24
Dividends Paid Per Share	$ .1560	$ 0.1475	$ .3100	$ 0.2925
Average Number of Shares Outstanding	31,885,130	24,362,151	31,141,311	24,252,467

*  Includes $442,204 for the 3 months ended October 31, 2002, and $324,895 for the 3 months ended October 31, 2001, and $846,583 for the 6 months ended October 31, 2002, and $658,190 for the 6 months ended October 31, 2001, of “straight-line rents.”  Straight-line rents are the amounts to be collected in future years from tenants occupying commercial properties under leases which provide for periodic increases in rents.  It is determined by dividing the total rent payable for the lease term by the total rental period and allocating the  resulting average rent to the period covered by the report.

Consolidated Statements of Cash Flows
For the Six Months Ended October 31, 2002, and 2001
(unaudited)

	10/31/02	10/31/01
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 5,996,223	$ 5,721,643
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,531,739	7,638,762
Minority interest portion of operating partnership income	2,454,015	1,596,970
Gain on sale of properties	-315,342	-324,332
Interest reinvested in investment certificates	185,021	164,654
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	-2,590	346,000
(Increase) decrease in other assets	1,980,309	-448,096
(Increase) decrease in rent receivable	-846,583	-658,190
(Increase) decrease in tax, insurance and other escrow	-900,547	-244,100
(Increase) decrease in deferred charges	-1,462,194	-543,309
Increase (decrease) in accounts payable & accrued expenses	83,196	244,321
Net cash provided from operating activities	$ 16,703,247	$ 13,494,323

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	$ 33,500,000	$ 0
held-to-maturity	0	3,085,209
Proceeds from sale of property	1,003,004	269,501
Proceeds from notes receivable	3,500,000	0
Principal payments on mortgage loans receivable	372,631	7,505
Payments for acquisition and improvements of properties	-50,206,255	-31,575,245
Purchase of Marketable Securities – available-for-sale	-25,652,269	0
Investment in mortgage loan receivable	-32,956	-4,913,307
Net cash used for investing activities	$ -37,515,845	$ -33,126,337

The remainder of this page has been intentionally left blank.

Consolidated Statements of Cash Flows – continued

CASH FLOWS FROM FINANCING ACTIVITIES	10/31/02	10/31/01
Proceeds from sale of shares, net of issue costs	$ 31,663,100	$ 0
Proceeds from sale of minority interest units	0	345,603
Proceeds from investment certificates issued	0	14,257,866
Proceeds from mortgages payable	16,300,000	27,513,766
Repurchase of shares and minority interest units	-9,527	-20,107
Distributions paid to shareholders	-5,516,228	-3,794,716
Distributions paid to unitholders of operating partnership	-2,734,138	-2,071,664
Distributions paid to other minority partners	-522,379	0
Redemption of investment certificates	-10,962,534	-423,497
Principal payments on mortgage loans	-4,996,362	-2,537,061
Net cash provided from financing activities	$ 23,221,932	$ 33,270,190
NET INCREASE IN CASH	$ 2,409,334	$ 13,638,176

CASH AT BEGINNING OF YEAR	$ 12,333,426	$ 6,356,063
CASH AT END OF 2nd PERIOD	$ 14,742,760	$ 19,994,239

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES 2002 and 2001
Distribution reinvestment plan	$ 4,595,130	$ 3,481,394
Proceeds from sale of properties deposited directly with escrow agent	1,208,988	711,777
Properties acquired through the issuance of minority interest units in the operating partnership	8,049,117	7,523,461
Interest reinvested directly in investment certificates	185,020	164,654
UPREIT units converted to shares	1,163,206	0
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	27,803,654	7,721,134
Minority partner interest in IRET-BD	1,486,108	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 17,007,664	$ 13,417,626
Interest paid on investment certificates	568,508	207,805
Interest paid on margin account and other	0	1,438
	$ 17,576,172	$ 13,626,869

Consolidated Statements of Shareholders’ Equity
For the Periods Ended October 31, 2002, and April 30, 2002
(unaudited)

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER’S EQUITY
Balance May 1, 2001	24,068,346	$ 132,148,768	$ -13,073,157	$ -130,451	$ 118,945,160
Comprehensive Income
Net income			10,600,129		10,600,129
Unrealized gain on securities available-for-sale				130,451	130,451
Total comprehensive income					$ 10,730,580
Distributions			-15,325,390		-15,325,390
Distribution reinvestment plan	832,708	7,297,694			7,297,694
Sale of shares	2,947,986	23,949,523			23,949,523
Fractional shares repurchased	-1,961	-19,436			-19,436
Balance April 30, 2002	27,847,079	$ 163,376,549	$ -17,798,418	$ 0	$ 145,578,131

Comprehensive Income
Net income			5,996,223		5,996,223
Unrealized gain on securities available-for-sale				0	0
Total comprehensive income					$ 5,996,223
Distributions			-9,799,315		-9,799,315
Distribution reinvestment plan	454,337	4,595,130			4,595,130
Sale of shares	3,723,528	32,826,307			32,826,307
Fractional shares repurchased	-964	-9,527		_________ ________	-9,527
Balance October 31, 2002	32,023,980	$ 200,788,459	$ -21,601,510	$ 0	$ 179,186,949

The remainder of this page has been intentionally left blank.

Notes to Consolidated Financial Statements
For the Six Months Ended October 31, 2002, and 2001

Note 1  - Organization
      Investors Real Estate Trust ("IRET") elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended April 30, 1971.  REITs are subject to a number of organization and operational requirements, including a requirement to distribute 90% of ordinary taxable income to its shareholders and, generally, are not subject to Federal income tax on net income.  IRET is engaged in the acquisition and ownership of residential apartment communities and commercial properties located mainly in the states of North Dakota and Minnesota but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Washington.  As of October 31, 2002, IRET owned 65 apartment communities with 8,347 apartments and 74 commercial buildings totaling 5,128,833 net rentable square feet.  IRET conducts a majority of its business activities through its operating partnership, IRET Properties, a North Dakota Limited Partnership, as well as through a number of other subsidiary entities.

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

      The accompanying consolidated financial statements include the accounts of IRET and its 75.6% general partnership interest in the operating partnership.  Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and operating partnership units ("UPREIT Units") outstanding.  The remaining 24.4% is reflected as Minority Interest of Unit Holders in Operating Partnership in these consolidated financial statements.  On April 30, 2002, IRET owned a 74.3% general partnership interest in the operating partnership with the remaining 25.7% owned by others.

     The consolidated financial statements also include the ownership by IRET Properties of:  (1) a 60.31% ownership interest in Minnesota Medical Investors LLC, SMB Operating Company LLC, and SMB MM LLC, collectively known as Southdale Medical Center; (2) a 51% ownership interest in Mendota Properties, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in Mendota Office Holding LLC, a Minnesota limited liability company and Mendota Office Three and Four, LLC, a Minnesota limited liability company which are the owners of five multi-tenant commercial real estate properties in Dakota County, Minnesota, and (3) a 51% ownership interest in IRET-BD, LLC, a Minnesota limited liability company.  These companies are consolidated into the IRET's other operations with minority interests reflecting the minority partners’ share of ownership and income and expenses.

Note 2 – continued

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

Recent Accounting Pronouncements
      Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Certain provisions of SFAS 133 were amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” an amendment of Statement 133.  The impact of SFAS 133 on IRET is not financially significant.

      In 2001 the FASB issued SFAS No. 141 “Business Combinations” (“SFAS 141”) which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method, SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which provides new guidance in accounting for goodwill and intangible assets and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of SFAS 141 had no effect of IRET’s financial position or results of operations.  SFAS 142 and SFAS 144 were adopted by IRET May 1, 2002 with no significant financial impact.

Note 3 – Goodwill
      There was no change in the carrying amount of goodwill for the six months ended October 31, 2002.  Goodwill is tested on an annual basis and any impairment adjustments are reflected at that time.  SFAS No. 142 has no significant impact on IRET’s net income or earnings per share when comparing the six months ended October 31, 2002, to October 31, 2001.

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

      The following table reconciles amounts reported in the consolidated financial statements for the three months and six months ended October 31, 2002, and 2001.

	Three Months Ended		Six Months Ended
	10/31/02	10/31/01	10/31/02	10/31/01
NUMERATOR Net income applicable to shares	$ 3,068,222	$ 2,945,915	$ 5,996,223	$ 5,721,643
Minority interest portion of operating partnership income	991,557	727,344	1,991,238	1,453,661
Numerator for diluted earnings per share	4,059,779	3,673,259	7,987,461	7,175,304
DENOMINATOR Weighted average shares	31,885,130	24,362,151	31,141,311	24,252,467
Effect of dilutive securities Weighted Average Convertible operating partnership units	10,562,792	8,148,596	9,901,272	7,870,182
Denominator for diluted earnings per share	42,447,922	32,510,747	41,042,583	32,122,649
Earnings per share	$ .10	$ .12	$ .19	$ .24
Diluted earnings per share	$ .10	$ .12	$ .19	$ .24

Note 5 – Investment Certificates Issued
      IRET has sold investment certificates to the public.  The interest rates vary from 5% to 9% per annum, depending on the term of the security.  Interest is paid annually, semiannually, or quarterly on the anniversary date of issuance.  In April of 2002, IRET discontinued the sale of investment certificates and outstanding certificates will be redeemed at maturity as follows:

Ending April 30,
Six Months remaining Fiscal 2003	$ 5,683,620
2004	1,986,692
2005	2,235,926
2006	2,179,467
2007	2,323,364
$ 14,409,069

Note 6 – UPREIT Loan Program
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

      At this time, no UPREIT loans are outstanding.

The remainder of this page has been intentionally left blank.

Note 7 - Segment Reporting
      The following information summarizes IRET's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

Three Months Ended October 31, 2002

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 14,710,224	$ 15,423,533	$ 30,133,757
Segment Expenses
Mortgage Interest	$ 4,486,084	$ 4,347,788	$ 8,833,872
Utilities and Maintenance	2,297,964	2,975,887	5,273,851
Real Estate Taxes	1,814,221	1,707,386	3,521,607
Insurance	153,969	395,462	549,431
Property Management	552,444	1,548,574	2,101,018
Total Segment Expense	$ 9,304,682	$ 10,975,097	$ 20,279,779
Segment Gross Profit	$ 5,405,542	$ 4,448,436	$ 9,853,978

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 298,936
Other Interest Expense	-254,162
Depreciation	-4,818,174
Administrative Expense and Trustee Fees	-480,487
Operating Expenses	-245,267
Amortization	-167,528
Income Before Gain/Loss on Properties and Minority Interest	$ 4,187,296

Three Months Ended October 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 7,554,280	$ 15,323,240	$ 22,877,520
Segment Expenses
Mortgage Interest	$ 3,341,519	$ 3,776,404	$ 7,117,923
Utilities and Maintenance	410,110	2,780,516	3,190,626
Taxes	553,805	1,680,343	2,234,148
Insurance	40,205	273,508	313,713
Property Management	219,244	1,510,900	1,730,144
Total Segment Expense	$ 4,564,883	$ 10,021,671	$ 14,586,554
Segment Gross Profit	$ 2,989,397	$ 5,301,569	$ 8,290,966

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 297,521
Other Interest Expense	-479,116
Depreciation	-3,718,328
Advisory and Trust Fees	-394,240
Operating Expenses	-118,672
Amortization	-134,716
Income Before Gain/Loss on Properties and Minority Interest	$ 3,743,415

Note 7 - Segment Reporting - continued
      The following information summarizes IRET's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

Six Months Ended October 31, 2002

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 26,892,902	$ 30,417,798	$ 57,310,700
Segment Expenses
Mortgage Interest	$ 8,568,800	$ 8,732,576	$ 17,301,376
Utilities and Maintenance	3,565,609	5,761,785	9,327,394
Real Estate Taxes	3,073,438	3,397,792	6,471,230
Insurance	253,748	779,736	1,033,484
Property Management	1,137,150	3,007,278	4,144,428
Total Segment Expense	$ 16,598,745	$ 21,679,167	$ 38,277,912
Segment Gross Profit	$ 10,294,157	$ 8,738,631	$ 19,032,788

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 661,634
Other Interest Expense	-582,720
Depreciation	-9,235,942
Administrative Expense and Trustee Fees	-955,219
Operating Expenses	-489,848
Amortization	-295,797
Income Before Gain/Loss on Properties and Minority Interest	$ 8,134,896

Six Months Ended October 31, 2001

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 14,993,811	$ 29,452,089	$ 44,445,900
Segment Expenses
Mortgage Interest	$ 5,991,223	$ 8,147,417	$ 14,138,640
Utilities and Maintenance	821,176	5,341,258	6,162,434
Taxes	1,087,504	3,262,275	4,349,779
Insurance	86,458	541,940	628,398
Property Management	405,069	2,955,154	3,360,223
Total Segment Expense	$ 8,391,430	$ 20,248,044	$ 28,639,474
Segment Gross Profit	$ 6,602,381	$ 9,204,045	$ 15,806,426

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 509,235
Other Interest Expense	-656,777
Depreciation	-7,375,090
Advisory and Trust Fees	-780,546
Operating Expenses	-245,295
Amortization	-263,672
Income Before Gain/Loss on Properties and Minority Interest	$ 6,994,281

Segment Assets and Accumulated Depreciation

October 31, 2002

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 426,482,041	$ 398,550,007	$ 825,032,048
Less Accumulated Depreciation	-21,459,950	-46,338,248	-67,798,198
Total Property Owned	$ 405,022,091	$ 352,211,759	$ 757,233,850

April 30, 2002

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 350,388,982	$ 389,930,454	$ 740,319,436
Less Accumulated Depreciation	- 17,296,055	- 41,629,462	-58,925,517
Total Property Owned	$ 333,092,927	$ 348,300,992	$ 681,393,919

The remainder of this page has been intentionally left blank.

Note 8 – Pro Forma Condensed Financial Information – Newly Acquired Properties (unaudited)

      IRET acquired the following real estate during the six months ended October 31, 2002:

Property Description	Date of Acquisition	Total Purchase Price (Including all closing costs)

Three Paramont Plaza – 75,526 sq. ft.
Multi-tenant Office Building – Bloomington, MN	05/20/02	$ 7,367,227
Wilson’s Leather – 353,049 sq. ft.
Office/Industrial Building, Brooklyn Park, MN	06/12/02	13,010,645
East Park Apartments – 59,520 sq. ft.
84-unit Apartment Community, Sioux Falls, SD	07/15/02	2,520,354
Sycamore Village Apartments – 34,950 sq. ft.
48-unit Apartment Community, Sioux Falls, SD	07/15/02	1,417,699
UH Medical – 43,046 sq. ft.
Medical Office Building, St. Paul, MN	09/17/02	7,407,752
Park Dental – 10,008 sq. ft.
Dental Office, Brooklyn Center, MN	09/17/02	2,952,053
Park Nicollet Clinic – 24,218 sq. ft.
Medical Office Building, Bloomington, MN	09/17/02	4,678,418
Abbott Northwestern Specialty Care Ctr. – 60,095 sq. ft.
Medical Office Building, Sartell, MN	09/07/02	12,993,496
Brenwood Office Park – 176,917 sq. ft.
Office Building, Minnetonka, MN	10/01/02	14,014,085
Dixon Avenue Industrial Park – 604,711 sq. ft.
Office/Industrial Building, Des Moines, IA	10/01/02	11,872,351

Total Properties Acquired		$ 78,234,080

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

The remainder of this page has been intentionally left blank.

Pro Forma Consolidated Statement of Operations
Six Months Ended October 31, 2002
(unaudited)

      The pro forma consolidated statement of operations (unaudited) for the six months ended October 31, 2002, is presented as if the real estate acquisition had been completed at the beginning of the period May 1, 2002, rather than on the actual acquisition or closing date.

	Six Months Ended 10/31/02	Six Months Ended Acquisitions Pro Forma Adjustments	Total Consolidated Pro Forma
REVENUE
Real Estate Rentals	$ 57,310,700	$ 4,052,163	$ 61,362,863
Interest, Discounts and Fees	661,634	0	661,634
Total Revenue	$ 57,972,334	$ 4,052,163	$ 62,024,497
EXPENSES
Interest	$ 17,884,096	$ 1,276,729	$ 19,160,825
Depreciation	9,235,942	532,416	9,768,358
Utilities and Maintenance	9,327,394	633,055	9,960,449
Taxes	6,471,230	579,212	7,050,442
Insurance	1,033,484	76,054	1,109,538
Property Management Expenses	4,144,428	113,849	4,258,277
Administrative Expenses and Trustee Services	955,219	0	955,219
Operating Expenses	489,848	0	489,848
Amortization	295,797	0	295,797
Total Expenses	$ 49,837,438	$ 3,211,315	$ 53,048,753

INCOME BEFORE GAIN/LOSS ON PROPERTIES AND MINORITY INTEREST	$ 8,134,896	$ 840,848	$ 8,975,744
GAIN ON SALE OF PROPERTIES	315,342	0	315,342
MINORITY INTEREST PORTION - OTHER PARTNERSHIP	-462,777	0	-462,777
MINORITY INTEREST PORTION - OPERATING PARTNERSHIP	$ -1,991,238	$ -205,167	$ -2,196,405

NET INCOME	$ 5,996,223	$ 635,681	$ 6,631,904

Net income per share	$ .19	$ .02	$ .21

AVERAGE WEIGHTED SHARES	31,141,311	31,141,311	31,141,311

Note 9 – Market Price Range of Shares

      IRET Shares of Beneficial Interest trade on the NASDAQ National Market under the symbol “IRETS.”  For the three months ended October 31, 2002, a total of 2,390,541 shares were traded in 4,712 separate trades.  The high trade price during the period was $11.00, the low was $9.05, and the closing price on October 31, 2002, was $10.55.  For the three months ended October 31, 2001, a total of 1,102,933 shares were traded in 2,008 separate trades on the NASDAQ small-cap market.  The high trade price during the period was $9.43, the low was $8.80, and the closing price on October 31, 2001, was $9.07.  For the six months ended October 31, 2002, a total of 5,518,054 shares were traded in 11,099 separate trades.  The high trade price during the period was $11.90, the low was $8.55, and the closing price on October 31, 2002, was $10.55.  For the six months ended October 31, 2001, a total of 3,619,055 shares were traded in 6,442 separate trades on the NASDAQ small-cap market.  The high trade price during the period was $10.49, the low was $8.25, and the closing price on October 31, 2001, was $9.07.  On April 9, 2002, IRET moved its listing from the Nasdaq SmallCap Market to the Nasdaq National Market.

Note 10 - Commitments and Contingencies

      Insurance   IRET’s portfolio-wide general liability and property insurance policies expired on April 30, 2002.  IRET renewed its policies at similar coverage levels for the first quarter ending July 31, 2002, but at a price that was $169,367 or 53.8% higher than the prior fiscal year's cost due to the addition of more property to IRET's portfolio as well as the general price increases for insurance coverage implemented by the insurance industry.  A portion of IRET’s insurance costs are passed through to certain commercial tenants pursuant to the terms of the applicable lease agreement.  Of IRET’s total insurance costs of  $1,613,552, $281,737 or 17.46% will be billed back to IRET’s commercial tenants.  For Fiscal 2003, all of IRET's real estate properties are insured against customary casualties and liability claims except for acts of terrorism, which are excluded under IRET’s current insurance policy.  IRET is currently evaluating the financial impact of the recently signed Federal Terrorism Insurance legislation.  Under the new law, insurers must revoke terrorism act exclusions in exchange for an additional premium.  As of the date of this report, IRET has not received notice as to what, if any, the increased premium will be for the reinstatement of terrorism coverage.

      Real Estate Expansions   IRET is committed to provide equity capital of approximately $5,000,000 to the NCSM Partnership (in which IRET holds a majority interest) for the purpose of constructing a 70,000 square foot addition to the Southdale Medical Center in Edina, Minnesota, for an estimated total cost of $13,200,000.  IRET is expecting to finance the balance of the construction cost.  As of October 31, 2002, IRET has advanced $250,000 for the expansion project.

      IRET is also committed to provide equity capital of approximately $5,000,000 to Edgewood Vista Senior Living, Inc. for the purpose of constructing a 68-unit addition consisting of a 15-unit Alzheimer facility, a 53-unit assisted living facility, and an additional formal dining facility to Edgewood Vista Hermantown in Hermantown, Minnesota.  As of October 31, 2002, IRET has advanced $250,000 for the expansion project.

Note 10 - continued

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

      It is currently IRET's policy to obtain a Phase I environmental study on each property that IRET seeks to acquire.  If the Phase I indicates any possible environmental problems, IRET's policy is to order a Phase II study, which involves testing the soil and ground water for actual hazardous substances.  No assurance can be given that the Phase I or Phase II environmental studies, or any other environmental studies undertaken with respect to any of IRET's current or future properties, will reveal the full extent of potential environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition unknown to IRET, that a material environmental condition does not otherwise exist as to any one or more of such properties or that environmental matters will not have a material adverse effect on IRET, IRET's ability to make distributions to shareholders and IRET's ability to pay amounts due on debt.  IRET currently does not carry insurance for environmental liabilities.

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

Note 11 – Subsequent Events

      Dividend Declaration   On November 13, 2002, the Board of Trustees of IRET declared a dividend of $0.157 per share, payable January 17, 2003, to shareholders of record at the close of business on January 2, 2003.

      Boise Building Sale  On November 19, 2002, we entered into a purchase agreement that in part provides for the disposition of the “America’s Best Warehouse” facility we own in Boise, Idaho.  The disposition value will be $3,350,000 assuming this transaction is completed.  It will result in a loss of $315,226 to IRET since we are disposing of the “America’s Best Warehouse” at a value below our purchase cost less deprecation and previous impairments.

     Edgewood Vista -Virginia  On November 13, 2002, the Board of Trustees of IRET approved a $5,000,000 expansion to the Edgewood Vista property located in Virginia, Minnesota.  The expansion will include 43 assisted living apartments, 19 independent living apartments, and an underground parking/storage shed.  Upon completion, the expansion facility will be leased to a third-party operator for a lease term of twenty years, with an initial annual rental payment amount of $550,000, plus all costs for insurance, taxes, maintenance and repairs.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

      Forward Looking Statements    Certain matters included in this discussion are forward looking statements within the meaning of federal securities laws.  Although we believe that the expectations reflected in the following statements are based on reasonable assumptions, we can give no assurance that the expectations expressed will actually be achieved.  Many factors may cause actual results to differ materially from our current expectations, including general economic conditions, local real estate conditions, the general level of interest rates, and the availability of financing, timely completion and lease-up of properties under construction and various other economic risks inherent in the business of owning and operating investment real estate.

The remainder of this page has been intentionally left blank.

Results of Operations
Three Months and Six Months Ended October 31, 2002 and October 31, 2001

Revenues
      Total IRET revenues for the second quarter of Fiscal 2003 ended October 31, 2002, were $30,432,693 compared to $23,175,041 received in the second quarter of the prior fiscal year ended October 31, 2001.  This is an increase of $7,257,652 or 31%.  Total revenues for the first six months of Fiscal 2003 ended October 31, 2002, were $57,972,334 compared to $44,955,135 for the same period of the prior year, an increase of $13,017,199 or 29% for the first six months of the prior fiscal year ended October 31, 2001.  These increases resulted primarily from the additional investments in real estate made by IRET as well as other factors shown by the following analysis for the first two quarters of Fiscal 2003:

	Increase in Total Revenue

	3 months Ended 10/31/02	6 months Ended 10/31/02
Rent from 19 properties acquired in 2002 in excess of that received in 2002	$ 4,578,012	$ 9,766,047
Rent from 6 properties acquired in Fiscal 2003	1,662,527	2,162,997
Increase in rental receipts on existing properties due to increased vacancy	1,016,584	911,876
Increase (decrease) in interest income	-12,149	149,313
An increase in straight-line rents	117,309	188,393
A decrease in ancillary income	13,564	3,086
A decrease in rental receipts due to the sale of properties	-118,195	-164,513
	$ 7,257,652	$ 13,017,199

Straight-Line Rents
      Generally Accepted Accounting Principles require us to record as revenue "straight-line rents" on our commercial property leases that contain future rental increases.  This rule requires us to record on monthly income an amount equal to the total rent a tenant has contracted to pay during the term of the lease divided by the number of months of the lease.  This results in recording as revenue an amount that exceeds the actual cash rent collected.  In the later years of such leases, revenue recorded is an amount less than the actual cash being received.

      As a result of “straight-line rents,” the amount of revenue we have included in our financial statements that is in excess of the amount of cash we have actually collected is:

3 Months Ended 10/31/02	$ 442,204	6 Months Ended 10/31/02	$ 846,583
3 Months Ended 10/31/01	$ 324,895	6 Months Ended 10/31/01	$ 658,190

IRET has a reserve set aside for default for straight-line rents, $10,000 per month, which has a balance of $200,785 at October 31, 2002.

Capital Gain Income
      IRET realized capital gain income of  $52,774 during the second quarter, compared to $16,398 realized during the second quarter of the prior year.  For the six-month periods ended October 31, 2002 and October 31, 2001, capital gain income was $315,342 and $324,332 respectively.

Expenses and Net Income
      The following table shows the changes in revenues, operating expenses, interest, and depreciation for the three months and six months ended October 31, 2002, as compared to the three months and six months ended October 31, 2001:

Three Months Ended	10/31/02	10/31/01	Change	Percent Change

Real Estate Rental Income	$ 30,133,757	$ 22,877,520	$ 7,256,237	31.7%

Real Estate Operating Expenses
Utilities	$ 2,091,602	$ 1,186,121	$ 905,481	76.3%
Maintenance	3,182,249	2,004,505	1,177,744	58.8%
Real Estate Taxes	3,521,606	2,234,148	1,287,458	57.6%
Insurance	549,431	313,713	235,718	75.1%
Property Management	2,101,019	1,730,144	370,875	21.4%
Interest on Mortgage Indebtedness	8,833,872	7,117,923	1,715,949	24.1%
Total Property Expenses	$ 20,279,779	$ 14,586,554	$ 5,693,225	39.0%

Net Real Estate Operating Income	$ 9,853,978	$ 8,290,966	$ 1,563,012	18.9%

Interest Discount and Fee Income	298,936	297,521	1,415	0.5%
Other Interest Expense	-254,162	-479,116	224,954	- 47.0%
Depreciation	-4,818,174	-3,718,328	-1,099,846	29.6%
Administrative Trustee & Operating	-725,754	-512,912	-212,842	41.5%
Amortization Expense	-167,528	-134,716	-32,812	24.4%
Gain on Sale of Investments	52,774	16,398	36,376	221.8%
Minority Interest Portion-Other Partnerships	-180,291	-86,554	-93,737	108.3%
Minority Interest Portion- Operating Partnership	-991,557	-727,344	-264,213	36.3%
Net Income for Generally Accepted Accounting Purposes	$ 3,068,222	$ 2,945,915	$ 122,307	4.2%

Expenses and Net Income - continued

Six Months Ended	10/31/02	10/31/01	Change	Percent Change

Real Estate Rental Income	$ 57,310,700	$ 44,445,900	$ 12,864,800	28.9%

Real Estate Operating Expenses
Utilities	$ 3,566,697	$ 2,379,032	$ 1,187,665	49.9%
Maintenance	5,760,697	3,783,402	1,977,295	52.3%
Real Estate Taxes	6,471,230	4,349,779	2,121,451	48.8%
Insurance	1,033,484	628,398	405,086	64.5%
Property Management	4,144,428	3,360,223	784,205	23.3%
Interest on Mortgage Indebtedness	17,301,376	14,138,640	3,162,736	22.4%
Total Property Expenses	$ 38,277,912	$ 28,639,474	$ 9,638,438	33.7%

Net Real Estate Operating Income	$ 19,032,788	$ 15,806,426	$ 3,226,362	20.4%

Interest Discount and Fee Income	661,634	509,235	152,399	29.9%
Other Interest Expense	-582,720	-656,777	74,057	-11.3%
Depreciation	-9,235,942	-7,375,090	-1,860,852	25.2%
Administrative Trustee & Operating	-1,445,067	-1,025,841	-419,226	40.9%
Amortization Expense	-295,797	-263,672	-32,125	12.2%
Gain on Sale of Investments	315,342	324,332	-8,990	-2.8%
Minority Interest Portion - Other Partnerships	-462,777	-143,309	-319,468	222.9%
Minority Interest Portion - Operating Partnership	-1,991,238	-1,453,661	-537,577	37.0%
Net Income for Generally Accepted Accounting Purposes	$ 5,996,223	$ 5,721,643	$ 274,580	4.8%

The remainder of this page has been left blank intentionally.

Factors Impacting Net Income

      During the first and second quarters of Fiscal 2003 ended October 31, 2002, there were a number of factors that combined to limit the growth of our total revenue and ultimately negatively impacted our net income per share.  While a number of these negative influences show no signs of lessening in the next twelve months, the most significant negative factor is somewhat within our control.  As a result, assuming we are able to locate suitable investment real estate, we are optimistic that we will invest a majority of our uninvested cash, thus eliminating the dilutive impact on our earning per share.

  Uninvested Cash   The most significant reason for the decline in net income per share during the first and second quarter of Fiscal 2003 ended October 31, 2002, as compared to the corresponding year earlier periods is the large balance of cash and marketable securities.  While this money was invested in short term income producing investments, we ordinarily seek to invest in income producing real estate.  As of October 31, 2002, cash and marketable securities was $17,395,029 compared to $22,833,426 as of April 30, 2002. For the three and six months ended October 31, 2002, cash and marketable securities earned $91,629 or approximately 1.5% and $221,147 or approximately 1.5% respectively.  During the second quarter, we were unable to fully invest the proceeds from the new equity raised during first quarter 2003 into income producing real estate.  This failure to timely invest the stock sale proceeds we raised in May 2002 resulted in a reduction in earnings per share for the three and six month periods ended October 31, 2002.  While we expect to invest a majority of this remaining cash in real estate properties over the next six months, given the current market conditions, we can give no assurance that we will be able to do so.

  Increased Real Estate Taxes   Taxes imposed on our real estate properties increased by $1,287,458 or 57.6% for the three months ended October 31, 2002, and $2,121,451 or 48.8% for the six months ended October 31, 2002, as compared to the corresponding periods of Fiscal 2002.  Of the increased real estate taxes for the three months ended October 31, 2002, $817,125 or 63.5% is attributable to the addition of new real estate, while $470,333 or 36.5% is due to increased costs for real estate taxes on existing real estate assets.  For the six months ended October 31, 2002, increased real estate taxes of $1,572,000 or 74.1% is attributable to the addition of new real estate, while $549,451 or 25.9% is due to increased costs for real estate taxes on existing real estate assets.  Most of our new property acquisitions during the past year were in Minnesota, a jurisdiction with higher property taxes than North Dakota and the other states in which we own property. Under the terms of most of our commercial leases, the full cost of real estate tax is paid by the tenant as additional rent.  One commercial property, Southdale Medical located in Edina, Minnesota, accounts for $443,742 or 20.9% of the increase in real estate tax costs for the six months ended October 31, 2002.  Due to increased vacancy at Southdale during the first and second quarter of Fiscal 2003 ending October 31, 2002, we were unable to fully recover the real estate tax cost from the tenants.  We expect that the increased vacancy at Southdale will persist for the remaining six months of the fiscal year.  For our noncommercial real estate properties, any increase in our real estate tax costs must be collected from tenants in the form of a general rent increase.  While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased real estate tax costs.

  Increased Maintenance Expense   The maintenance expense category increased by $1,177,744 or 58.8% for the three months ended October 31, 2002, and $1,977,295 or 52.3% for the six months ended October 31, 2002, as compared to the corresponding periods of Fiscal 2002.  Of the increased maintenance costs for the three months ended October 31, 2002, $806,500 or 68.4% is attributable to the addition of new real estate, while $371,244 or 31.6% is due to increased costs for maintenance on existing real estate assets.  For the six months ended October 31, 2002, increased maintenance costs of $1,484,755 or 75.1% is attributable to the addition of new real estate, while $492,540 or 24.9% is due to increased costs for maintenance on existing real estate assets.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  One commercial property, Southdale Medical located in Edina, Minnesota, accounts for $343,821 or 17.4% of the increase in maintenance costs for the six months ended October 31, 2002.  Due to increased vacancy at Southdale during the first and second quarter of Fiscal 2003 ending October 31, 2002, we were unable to fully recover the maintenance cost from the tenants.  We expect that the increased vacancy at Southdale will persist for the remaining six months of the fiscal year.  For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase.  While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

  Increased Utility Expense   The utility expense category increased by $905,481 or 76.3% for the three months ended October 31, 2002, and $1,187,665 or 49.9% for the six months ended October 31, 2002, as compared to the corresponding periods of Fiscal 2002.  Of the increased utility costs for the three months ended October 31, 2002, $488,328 or 53.9% is attributable to the addition of new real estate, while $417,153 or 46.1% is due to increased costs for utilities on existing real estate assets.  For the six months ended October 31, 2002, increased utility costs of $850,184 or 71.6% is attributable to the addition of new real estate, while utility costs on our existing portfolio increased $337,481 or 28.4%.  Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent.  One commercial property, Southdale Medical located in Edina, Minnesota, accounts for $353,664 or 29.8% of the increase in utility costs for the six months ended October 31, 2002.  Due to increased vacancy at Southdale during the first and second quarter of Fiscal 2003 ending October 31, 2002, we were unable to fully recover the utility cost from the tenants.  We expect that the increased vacancy at Southdale will persist for the remaining six months of the fiscal year.  For our other noncommercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase.  While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased utility costs. Since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters will have a large impact on our utility costs.

  Increased Administrative and Operating Expense   Administrative and operating expenses increased by $212,842 or 41.5% for the three months ended October 31, 2002, and $419,226 or 40.9% for the six months ended October 31, 2002, as compared to the corresponding periods of Fiscal 2002.  Of this increase in administrative and operating expense for the six months ended October 31, 2002, $139,000 or 33.2% was due to professional fees and costs associated with our most recent stock offering in the first quarter of this fiscal year.  In prior years, the work associated with offerings of company stock to the public was largely done by our employees in-house.  Over the past 6 months we have hired 3 new employees.  These new employees as well as increases in the wages and benefits paid to existing employees account for $150,810 or 35.9% of the increase in administrative and operating costs for the six months ended October 31, 2002, and $70,799 or 33.3% of the increase for three month period ending October 31, 2002.

  Increased Insurance Premiums   Insurance expense increased by $235,718 or 75.1% for the three months ended October 31, 2002, and $405,086 or 64.5% for the six months ended October 31, 2002, compared to an increase in revenues of  $7,256,237 or 31.7% for the three months ended October 31, 2001, and $12,864,800 or 28.9% for the six months ended October 31, 2001.  Of the increased insurance costs for the three months ended October 31, 2002,  $80,273 or 34.1% is attributable to the addition of new real estate, while $155,445 or 65.9% is due to increased premium costs for coverage on existing real estate assets. For the six months ended October 31, 2002, increased insurance costs of $140,780 or 34.8% is attributable to the addition of new real estate, while $264,306 or 65.2% is due to increased premium costs for coverage on existing real estate assets. Under the terms of most of our commercial leases, the full cost of insurance is paid by the tenant as additional rent. For our other real estate properties, any increase in our insurance costs must be collected from tenants in the form of a general rent increase.  While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased insurance costs. We expect our insurance expense to continue at its current level for the remaining six months of this fiscal year as well as for the next fiscal year.

  Increased Vacancy   During the second quarter of Fiscal 2003, vacancy levels continued to increase throughout our entire portfolio. Our same store apartment vacancy increased to 6.4% from 3.9% for the three months ended October 31, 2002.  For the six months ended October 31, 2002, our same store apartment vacancy increased to 6.9% from 4.6%.  Likewise, vacancy levels at our same store commercial properties increased from 1.2% to 4.6% for the three months ended October 31, 2001.  For six months ended October 31, 2001, same store commercial vacancy increased from 0.9% to 4.9%.  A majority of the markets that we operate in continue to experience overall poor economic conditions. The poor economic climate has translated directly into increased vacancy at most of our properties.

Our commercial vacancy is primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease. For the first half of Fiscal 2003 we did not lose any commercial tenants due to bankruptcy or insolvency of the tenant. While not necessarily indicative of future business cycles, in past economic downturns, a recovery in occupancy levels generally trails the pick up in economic activity by twelve months or more. As a result, we do not expect our occupancy levels to improve during the remaining six months of Fiscal 2003.

  Slower Increase of Interest Expense   Our mortgage debt increased $35,880,800 or 7.8% for the three months ending October 31, 2002, and $38,932,292 or 8.5% for the six months ending October 31, 2002.  Due to the fact that interest rates on new mortgages incurred during those periods were at lower rates than mortgages in prior periods, our interest expense increased by only $1,715,949 or 24.1% for the three months ended October 31, 2002, and $3,162,736 or 22.4% for the six months ended October 31, 2002, as compared to the corresponding periods of Fiscal 2002.  Of the increased interest expense for the three months ended October 31, 2002, $1,781,017 or 103.8% is attributable to the addition of new real estate, while interest expenses on existing real estate assets actually declined by $65,068 or 3.8%.  For the six months ended October 31, 2002, increased interest expense of $3,246,229 or 102.6% is attributable to the addition of new real estate, while interest expenses on existing real estate assets actually declined by $83,493 or 2.6%.

The remainder of this page has been left blank intentionally.

  Increased Minority Partnership Interests   In addition to the factors discussed above that have negatively impacted our earnings per share despite an overall increase in gross revenue, the increase in the number of limited partnership units in our operating partnership has also contributed to the fact that even though our revenue increased by $7,256,237 or 31.7% for the quarter ending October 31, 2002, our net income only increased $122,307 or 4.2%. During the three months and six months ending October 31, 2002, outstanding limited partnership units in our operating partnership increased by 425,295 and 671,931 respectively. Under the terms of our operating partnership, each limited partner is entitled to an equal allocation of net income or net loss. Limited partnership units are issued by us in exchange for the contribution of an interest in real estate.  If capital gain income and the limited partnership ownership interest reflected as minority interests on the financial statements are excluded, the increase in net income is more closely related to the increase in revenue:

For the Three Months Ended	10/31/02	10/31/01	% Change

Net Income	$ 3,068,222	$ 2,945,915	4.2%
Add back portion allocated to:
minority interests – other partnerships	180,291	86,554
minority interests – operating partnerships	991,557	727,344
Subtract capital gain income	-52,774	-16,398
Total Portfolio Net Income	$ 4,187,296	$ 3,743,415	11.9%

For the Six Months Ended	10/31/02	10/31/01	% Change

Net Income	$ 5,996,223	$ 5,721,643	4.8%
Add back portion allocated to:
minority interests – other partnerships	462,777	143,309
minority interests – operating partnerships	1,991,238	1,453,661
Subtract capital gain income	-315,342	-324,332
Total Portfolio Net Income	$ 8,134,896	$ 6,994,281	16.3%

The remainder of this page has been left blank intentionally.

Results from Stabilized Properties
      IRET defines fully stabilized properties, as those both owned at the beginning of the prior fiscal year and having completed the rent-up phase (90% occupancy).  "Same-store" results for the three months and six months ended October 31, 2002 and 2001 for residential and commercial were:

Same-Store Residential	Three Months Ended			Six Months Ended

	10/31/02	10/31/01	% Change	10/31/02	10/31/01	% Change
Total Receipts	$ 14,626,677	$ 14,769,855	-1.0%	$ 28,953,352	$ 28,973,301	-0.1%
Expenses:
Utilities & Maintenance	2,757,161	2,729,729	1.0%	5,385,338	5,271,437	2.2%
Property Management	1,429,363	1,478,855	-3.3%	2,806,425	2,919,986	-3.9%
Taxes	1,614,253	1,599,663.9%		3,226,508	3,197,243	0.9%
Insurance	354,557	275,805	28.6%	709,644	503,095	41.1%
Mortgage Interest	4,091,972	4,104,057	-0.3%	8,203,106	8,191,829	0.1%
Total Expenses	10,247,306	10,188,109	0.6%	20,331,021	20,083,590	1.2%
Net Operating Income	$ 4,379,371	$ 4,581,746	-4.4%	$ 8,622,331	$ 8,889,711	-3.0%

Same-Store Commercial	Three Months Ended			Six Months Ended

	10/31/02	10/31/01	% Change	10/31/02	10/31/01	% Change
Total Receipts	$ 8,407,610	$ 7,254,778	15.9%	$ 15,407,775	$ 14,460,609	6.5%
Expenses:
Utilities & Maintenance	1,139,413	378,401	201.1%	1,506,418	759,351	98.4%
Property Management	303,139	228,648	32.6%	663,671	395,613	67.8%
Taxes	1,026,303	518,474	97.9%	1,605,428	1,032,844	55.4%
Insurance	89,039	35,238	152.7%	142,642	76,225	87.1%
Mortgage Interest	2,803,011	2,896,869	-3.2%	5,599,648	5,781,291	-3.1%
Total Expenses	5,360,905	4,057,630	32.1%	9,517,807	8,045,324	18.3%
Net Operating Income	$ 3,046,705	$ 3,197,148	-4.7%	$ 5,889,968	$ 6,415,285	-8.2%

 Comparison of Residential and Commercial Properties
      The following is a comparison of the net operating income from the two types of real estate investments owned by IRET - residential and commercial - for the three months and six months ended October 31, 2002 and 2001:

 Net Real Estate Operating Income

Three Months Ended	10/31/02	10/31/01	Percent Change

Segment
Residential	$ 4,448,436	$ 5,301,569	-16.1%
Commercial	5,405,542	2,989,397	80.8%

Total	$ 9,853,978	$ 8,290,966	18.9%

Six Months Ended	10/31/02	10/31/01	Percent Change

Segment
Residential	$ 8,738,632	$ 9,204,045	-5.1%
Commercial	10,294,157	6,602,381	55.9%

Total	$ 19,032,789	$ 15,806,426	20.4%

       The growth in the two operating segments resulted primarily from the acquisition of real estate properties during the prior and current fiscal years.

The remainder of this page has been intentionally left blank.

Occupancy Rates and Credit Risk
      Occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented.  The following tables compare occupancy rates for stabilized properties for the three months and six months ended October 31, 2002 and 2001:

Three Months Ended	10/31/02	10/31/01	Percent Change

Segment
Residential	93.59%	96.12%	-2.6%
Commercial	95.43%	98.82%	-3.4%

Six Months Ended	10/31/02	10/31/01	Percent Change

Segment
Residential	93.13%	95.42%	-2.4%
Commercial	95.11%	99.07%	-4.0%

       The following table shows our tenants in commercial property that account for three percent or more of the total scheduled rent on November 1, 2002, from all commercial properties owned by IRET:

Lessee	Monthly Rent	% of Total
Step II, Inc. DBA Edgewood Vista	$ 264,489	7%
Health East Medical	159,720	4%
Great Plains Software, a subsidiary of Microsoft, Inc.	156,250	4%
Wilson’s Leather	113,750	3%
All Others	3,051,887	82%
Total Scheduled Rent on November 1, 2002	$ 3,746,096	100%

 We currently own a 75,815 square foot commercial office facility located in Rapid City, South Dakota. The facility is fully leased to Conseco Finance Service Corp.  The lease term runs through June 30, 2015. The tenant pays $771,214 per year in rent as well as all taxes, insurance and repairs.  There is a possibility that Conseco may not continue as a going concern.  Should Conseco default on its obligation to us, we estimate the financial impact to be $1,185,700 per year.  Such an event would decrease our future earnings by $1,185,700 or approximately 3.8 cents per share assuming all other operational activities remain unchanged.

 Property Acquisitions and Dispositions
      During the six months ended October 31, 2002, IRET acquired 8 commercial properties and 2 apartment complexes:

Acquisition Cost
Commercial Property
75,526 sq. ft. – Three Paramont Plaza – Bloomington, MN	$ 7,367,227
353,049 sq. ft. – Wilson’s Leather – Brooklyn Park, MN	$ 13,010,645
43,046 sq. ft. – UH Medical – St. Paul, MN	$ 7,407,752
10,008 sq. ft. – Park Dental – Brooklyn Center, MN	$ 2,952,053
24,218 sq. ft. – Park Nicollet Clinic – Bloomington, MN	$ 4,678,418
60,095 sq. ft. – Abbott Northwestern Specialty Care Center, Sartell, MN	$ 12,993,496
176,917 sq. ft. – Brenwood Office Park – Minnetonka, MN	$ 14,014,085
604,711 sq. ft. – Dixon Avenue Industrial Park, Des Moines, IA	$ 11,872,351

Apartments
84 units – East Park Apartments – Sioux Falls, SD	$ 2,520,354
48 units – Sycamore Village Apartments – Sioux Falls, SD	$ 1,417,699

      These two apartment complexes were acquired by the issuance of 227,826 partnership units in exchange for $2,412,681 of equity and $1,512,372 cash and debt assumption.

 Dispositions
     The 37-unit Eastwood, 27-unit Oak Manor, and 17-unit Jenner apartment complexes in Dickinson, North Dakota, were sold during the first quarter of Fiscal 2003 at a gain of $262,568. In the second quarter ended October 31, 2002, the 15,217 square foot Cottage Grove Strip Center in Cottage Grove, Minnesota, was sold at a gain of $52,774.

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

      Funds from Operations for IRET for the three months ended October 31, 2002, increased to $8,826,234 compared to $7,349,622 for the three months ended October 31, 2001, an increase of 20.1%.

       Funds from Operations for IRET for the six months ended October 31, 2002, increased to $16,899,096, compared to $14,191,926 for the six months ended October 31, 2001, an increase of 19.1%.

Three Months Ended	10/31/02	10/31/01	Percent Change

Net Income Available to IRET Shareholders and Unitholders from operations and capital gains*	$ 4,240,070	$ 3,759,813	12.8%
Less gain from property sales	-52,774	-16,398	221.8%
Operating income	$ 4,187,296	$ 3,743,415	11.9%
Less minority interest portion - other partnerships	-180,291	-86,554	108.3%
Net Operating Income	$ 4,007,005	$ 3,656,861	9.6%
Plus real estate depreciation and amortization (1)	4,819,229	3,692,761	30.5%
Funds from operations	$ 8,826,234	$ 7,349,622	20.1%
Weighted average shares and units outstanding (2)	42,447,922	32,510,747	30.6%
Distributions paid to Shareholders/Unitholders (3)	$ 6,347,079	$ 4,758,010	33.4%

Six Months Ended	10/31/02	10/31/01	Percent Change

Net Income Available to IRET Shareholders and Unit Holders from operations and capital gains*	$ 8,450,238	$ 7,318,613	15.5%
Less gain from property sales	-315,342	-324,332	-2.8%
Operating income	$ 8,134,896	$ 6,994,281	16.3%
Less minority interest portion - other partnerships	-462,777	-143,309	222.9%
Net Operating Income	$ 7,672,119	$ 6,850,972	12.0%
Plus real estate depreciation and amortization (1)	9,226,977	7,340,954	25.7%
Funds from operations	$ 16,899,096	$ 14,191,926	19.1%
Weighted average shares and units outstanding (2)	41,042,583	32,122,649	27.8%
Distributions paid to Shareholders/Unitholders (3)	$ 12,692,151	$ 9,335,971	35.9%

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

 *         Includes $442,204 and $324,895 for 3 months ended October 31, 2002 and October 31, 2001, and $846,583 and $658,190 for the 6 months ended October 31, 2002 and October 31, 2001, of “straight-line rents.”

Distributions
      The following distributions were paid during the six months ended October 31st of Fiscal years 2003 and 2002:

Date	2003	2002	Percent Change

July 1	$ .1540	$ .1450	6.2%
October 1	$ .1560	$ .1475	5.8%

          The Board of Trustees of IRET has declared a distribution of $.157 per share, payable January 17, 2003 to shareholders of record at the close of business on January 2, 2003.

Liquidity and Capital Resources
      The important changes in IRET’s balance sheet during the first six months of Fiscal 2003 ended October 31, 2002, were:

  Real Estate Owned
  Real estate owned increased to $825,032,048 from the April 30, 2002, figure of $740,319,436.  The increase resulted from the acquisition of additional investment properties net of dispositions as described below:

Acquired
Three Paramont Plaza	$ 7,367,227
Wilson’s Leather	$ 13,010,645
East Park Apartments	$ 2,520,354
Sycamore Village Apartments	$ 1,417,699
UH Medical	$ 7,407,752
Park Dental	$ 2,952,053
Park Nicollet Clinic	$ 4,678,418
Abbott Northwestern Specialty Care Center	$ 12,993,496
Brenwood Office Park	$ 14,014,085
Dixon Avenue Industrial Park	$ 11,872,351

Sold
Eastwood Apartments	$ -540,120
Oak Manor Apartments	$ -421,001
Jenner Apartments	$ -292,238
Cottage Grove Strip Center	$ -1,131,693

  Mortgage Loans Receivable
  Mortgage loans receivable decreased to $3,788,087 from $3,952,762 from April 30, 2002.  This decrease resulted from scheduled payments received.

  Cash
  Cash on hand on October 31, 2002, was $14,742,760 compared to $12,333,426 on April 30, 2002.  This increase resulted from the net of proceeds from sale of shares less purchase of property acquisitions and marketable securities.

  Marketable Securities
  During the first six months ended October 31, 2002, IRET decreased its investment in marketable securities classified as available-for-sale to $2,652,269 from $10,500,000 on April 30, 2002, using proceeds to purchase real estate.

  Mortgages Payable
  Mortgages payable on October 31, 2002, totaled $498,501,196, compared to $459,568,905 at April 30, 2002.  This increase resulted from refinancing of maturing mortgages and the placement of new mortgages.  The average weighted interest rate payable on the outstanding indebtedness on October 31, 2002, was 7.41%.

  Investment Certificates
  Investment Certificates outstanding on October 31, 2002, totaled $14,409,069, compared to $25,186,582 on April 30, 2002.  This decrease resulted from payments made on maturing investment certificates.

  Operating Partnership Units
  Outstanding Limited Partnership units in the Operating Partnership increased to 10,308,178 partnership units on October 31, 2002, as compared to the 9,636,247 units outstanding on April 30, 2002.  The increase resulted from the issuance of additional partnership units to acquire the Three Paramont Plaza, East Park Apartments, Sycamore Village Apartments and Abbott Northwestern Specialty Care Center.

  Shares of Beneficial Interest
  Shares of beneficial interest outstanding on October 31, 2002, totaled 32,023,980, as compared to 27,847,079 shares outstanding on April 30, 2002.  This increase in shares outstanding is due to the sale of 3.6 million shares of stock on April 25, 2002, to the general public at $9.50 per share resulting in gross proceeds of $31,663,100, as well as shares issued pursuant to the distribution reinvestment plan on July 1, 2002, of 229,521 shares and on October 1, 2002, of 224,816 shares to existing shareholders resulting in net proceeds of $4,595,130.

The remainder of this page has been intentionally left blank.

  Pending Acquisitions and Dispositions
  As of the date of this report, IRET has entered into contracts to acquire and dispose the following real estate investments:

Property Acquisitions	Total Cost	Loan or UPREIT Contribution	Cash Required
NCSM Partnership (Southdale) – Edina, MN	$ 13,200,000	$ 8,200,000	$ 5,000,000
Edgewood Vista – Hermantown, MN	5,000,000	3,250,000	1,750,000
Westgate Center – Boise, ID	11,500,000	Pending	11,500,000
Plaza 7 Office Center – Boise, ID	3,350,000	Pending	3,350,000
Total	$ 33,050,000	$ 11,450,000	$ 21,600,000

Property Dispositions	Sales Price	Loan Payoff	Cash Proceeds
America’s Best Furniture – Boise, ID	$ 3,350,000	$ 3,177,107	$ 172,893
Creekside – Billings, MT	1,950,000	1,022,146	927,854
Total	$ 5,300,000	$ 4,199,253	$ 1,100,747

      IRET had cash on hand of $14,742,760 and marketable securities of $2,652,269 on October 31, 2002.  As of October 31, 2002, IRET’s unsecured credit lines with First International Bank & Trust, Bremer Bank, and First Western Bank & Trust, all of Minot, North Dakota, totaled $19,000,000.  None of the credit lines were in use on October 31, 2002.

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

     We primarily use long-term (more than nine years) and medium-term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our costs of capital. As of October 31, 2002, we had the following amount of future principal payments on mortgages secured by our real estate.

Long Term Debt	2003	2004	2005	2006	2007	Thereafter	Total
Fixed Rate	$14,025,478	$10,353,470	$11,241,271	$12,083,320	$12,991,140	$407,545,949	$468,240,628
Variable Rate	846,878	1,708,761	1,818,687	1,936,176	2,061,761	21,888,305	30,260,568

							(1)$498,501,196

 (1)   The weighted average interest rate as of October 31, 2002, was 7.41%. Any fluctuations on the variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $30,260,568 of variable rate indebtedness would increase our annual interest expense by $302,606.

 Item 4.  Control and Procedures

      The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report on Form 10-Q, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

       There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      In the course of our operations, we become involved in litigation.  At this time, we know of no pending or threatened proceedings that would have a material impact upon us.

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Shareholders held on September 24, 2002, the following proposals were adopted by the margins indicated:

1.         To elect a Board of Trustees to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	# of Votes Cast "FOR"		# of Votes Cast "FOR"
C. Morris Anderson	22,040,425.209	Timothy P. Mihalick	22,043,207.846
John F. Decker	22,031,553.060	Jeffrey L. Miller	2,044,468.595
Daniel L. Feist	22,035,716.531	Stephen L. Stenehjem	2,040,487.568
Steven B. Hoyt	22,040,940.125	Thomas A. Wentz, Jr.	2,043,207.846
Patrick G. Jones	22,041,648.922

2.         To approve appointment of Brady Martz & Associates, P.C. as independent auditor for IRET for the fiscal year ended April 30, 2003:

            For:      21,954,666.391                        Against:           205,021.646

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      IRET filed an 8-K on October 15, 2002, as amended by an 8-K/A filed on December 16, 2002, SEC File #000-14851.

  Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

By: /s/ Thomas A. Wentz, Sr.________________
     Thomas A. Wentz, Sr., President & Chief
     Executive Officer

By:  /s/ Diane K. Bryantt___________________
       Diane K. Bryantt, Senior Vice President &
       Chief Financial Officer

Date:  December 16, 2002

Certifications

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

 3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this quarterly report is being prepared;

   b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6.         The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 16, 2002

By:       /s/ Thomas A. Wentz, Sr.______________
            Thomas A. Wentz, Sr., President & CEO

I, Diane K. Bryantt certify that:

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

 3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)        evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6.         The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material  weaknesses.

Date:    December 16, 2002

By:       /s/ Diane K. Bryantt_____________________
            Diane K. Bryantt, Senor Vice President & CFO