Form 10-Q
period 2003-01-31
INVESTORS REAL ESTATE TRUST
filed 2003-03-14
CIK 798359

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2003

Commission File Number 0-14851

 INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0311232 (I.R.S. Employer Identification No.)
Post Office Box 1988 12 South Main Suite 100 Minot, ND (Address of principal executive offices)	58702-1988 (Zip code)

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

                                                            Yes ( X )            No (   )

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  Applicant is a North Dakota Real Estate Investment Trust.  As of February 28, 2003, it had 35,885,337 shares of beneficial interest outstanding.

  PART I
Item 1.  Financial Statements - Third Quarter  - Fiscal 2003 (unaudited)

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet

ASSETS	(unaudited) 01/31/03	04/30/02
Real Estate Investments
Property Owned	$ 838,880,283	$ 740,319,436
Less Accumulated Depreciation	-71,192,670	-58,925,517
	$ 767,687,613	$ 681,393,919
Mortgage Loans Receivable	5,279,735	3,952,762
Total Real Estate Investments	$ 772,967,348	$ 685,346,681
OTHER ASSETS
Cash	$ 17,930,052	$ 12,333,426
Marketable Securities Available for Sale	3,070,897	10,500,000
Rent Receivable	4,440,528	3,233,765
Real Estate Deposits	214,100	422,045
Notes Receivable	0	3,500,000
Prepaid and Other Assets	790,034	3,513,791
Tax, Insurance and Other Escrow	7,985,040	6,210,450
Deferred Charges and Leasing Costs	4,687,548	3,498,922
Furniture & Fixtures, Net	639,338	209,121
Goodwill	1,440,817	1,440,817
TOTAL ASSETS	$ 814,165,702	$ 730,209,018
LIABILITIES
Accounts Payable and Accrued Expenses	$ 22,054,937	$ 10,596,277
Mortgages Payable	504,879,656	459,568,905
Investment Certificates Issued	11,798,340	25,186,582
TOTAL LIABILITIES	$ 538,732,933	$ 495,351,764
Commitments and Contingencies (Note 9)

Minority Interest in Partnerships	14,248,864	12,819,077
Minority Interest of Unit Holders in Operating Partnership 10,155,540 on 01/31/03 9,636,247 on 04/30/02	$ 81,035,331	$ 76,460,046
SHAREHOLDERS' EQUITY Shares of Beneficial Interest 32,415,937 on 01/31/03 27,847,079 on 04/30/02	$ 204,350,743	$ 163,376,549
Accumulated Distributions in Excess of Net Income	-24,202,169	-17,798,418
Total Shareholders Equity	$ 180,148,574	$ 145,578,131
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 814,165,702	$ 730,209,018

Statements of Operations
For the Three Months and Nine Months Ended January 31, 2003, and 2002
(unaudited)

	3 Months Ended 01/31/03	3 Months Ended 01/31/02	9 Months Ended 01/31/03	9 Months Ended 01/31/02
REVENUE
Real Estate Rentals *	$ 30,225,594	$ 23,199,390	$ 87,301,502	$ 67,454,869
Interest, Discounts and Fees	192,161	308,753	853,795	817,987
Total Revenue	$ 30,417,755	$ 23,508,143	$ 88,155,297	$ 68,272,856
OPERATING EXPENSE
Interest	$ 9,444,445	$ 7,724,668	$ 27,134,538	$ 22,319,564
Depreciation	4,933,482	3,951,008	14,081,207	11,232,678
Utilities and Maintenance	5,065,774	2,954,140	14,312,632	9,025,753
Taxes	3,495,919	2,259,141	9,918,486	6,551,332
Insurance	548,699	359,638	1,573,435	975,407
Property Management Expenses	2,130,873	1,803,803	6,266,132	5,147,017
Administrative Expense & Trustee Services	489,297	445,095	1,444,515	1,236,727
Operating Expenses	257,258	83,345	747,107	317,553
Amortization	198,364	139,941	494,161	403,613
Total Expenses	$ 26,564,111	$ 19,720,779	$ 75,972,213	$ 57,209,644
INCOME BEFORE PROPERTY DISPOSITIONS AND MINORITY INTEREST	$ 3,853,644	$ 3,787,364	$ 12,183,084	$ 11,063,212
GAIN ON SALE OF PROPERTIES	0	3,346	315,342	327,678
MINORITY INTEREST PORTION OTHER PARTNERSHIP	-210,773	-71,655	-673,550	-214,964
MINORITY INTEREST PORTION OPERATING PARTNERSHIP	-888,900	-1,372,109	-2,928,754	-2,896,025
INCOME FROM CONTINUING OPERATIONS	2,753,971	2,346,946	8,896,122	8,279,901
Discontinued operations net of minority interest (including net loss on property dispositions of $151,173 for the three and nine months ended January 31, 2003)	-302,648	-106,694	-448,577	-318,006
NET INCOME	$ 2,451,323	$ 2,240,252	$ 8,447,545	$ 7,961,895

Statements of Operations - continued
PER SHARE
Net Income Per Share	$ .08	$ 0.09	$ .27	$ 0.32
Dividends Paid Per Share	$ .1570	$ 0.1500	$ .4670	$ 0.4425
Average Number of Shares Outstanding	32,186,651	25,910,587	31,489,758	24,875,028

*    Includes $360,181 for the 3 months ended January 31, 2003, and $295,426 for the 3 months ended January 31, 2002, and $1,206,764 for the 9 months ended January 31, 2003, and $953,616 for the 9 months ended January 31, 2002, of straight-line rents.  Straight-line rents are the amounts to be collected in future years from tenants occupying commercial properties under leases which provide for periodic increases in rents.  It is determined by dividing the total rent payable for the lease term by the total rental period and allocating the resulting average rent to the period covered by the report.

The remainder of this page has been left blank intentionally.

Consolidated Statements of Cash Flows

For the Nine Months Ended January 31, 2003, and 2002
(unaudited)

	01/31/03	01/31/02
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 8,447,545	$ 7,961,895
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,703,500	11,776,421
Minority interest portion	3,456,177	3,002,753
Gain on sale of properties	-164,169	-327,678
Interest reinvested in investment certificates	311,812	325,063
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	224,560	-1,376,000
(Increase) decrease in notes receivable	0	-3,500,000
(Increase) decrease in other assets	2,723,757	-287,668
(Increase) decrease in rent receivable	-1,206,764	-953,616
(Increase) decrease in tax, insurance and other escrow	-1,774,591	-1,634,328
(Increase) decrease in deferred charges	-1,682,786	-660,636
Increase (decrease) in accounts payable & accrued expenses	11,507,849	961,946
Net cash provided from operating activities	$ 36,546,890	$ 15,288,152

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	$ 43,100,000	$ 0
held-to-maturity	0	3,085,209
Proceeds from sale of property	1,766,637	269,501
Proceeds from notes receivable	3,500,000	0
Principal payments on mortgage loans receivable	959,797	282,898
Payments for acquisition and improvements of properties	-65,807,793	-38,973,863
Purchase of Marketable Securities available-for-sale	-35,670,897	0
Investment in mortgage loan receivable	-2,111,769	-7,222,393
Net cash used for investing activities	$ -54,264,025	$ -42,558,649

The remainder of this page has been left blank intentionally.

Consolidated Statements of Cash Flows continued

CASH FLOWS FROM FINANCING ACTIVITIES	01/31/03	01/31/02
Proceeds from sale of shares, net of issue costs	$ 31,678,318	$ 12,981,239
Proceeds from sale of minority interest units	0	345,603
Proceeds from investment certificates issued	0	20,031,446
Proceeds from mortgages payable	35,825,000	29,550,783
Repurchase of shares and minority interest units	-20,923	-28,138
Distributions paid to shareholders	-8,505,976	-6,025,889
Distributions paid to unitholders of operating partnership	-4,096,283	-3,208,779
Distributions paid to other minority partners	-729,872	-150,083
Redemption of investment certificates	-13,700,055	-1,561,656
Principal payments on mortgage loans	-17,136,448	-8,075,128
Net cash provided from financing activities	$ 23,313,761	$ 43,859,398
NET INCREASE IN CASH	$ 5,596,626	$ 16,588,901

CASH AT BEGINNING OF YEAR	$ 12,333,426	$ 6,356,063
CASH AT END OF 3rd PERIOD	$ 17,930,052	$ 22,944,965

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES 2003 and 2002
Distribution reinvestment plan	$ 6,889,638	$ 5,427,679
Proceeds from sale of properties deposited directly with escrow agent	4,562,915	856,411
Properties acquired through the issuance of minority interest units in the operating partnership	8,860,420	15,896,705
Interest reinvested directly in investment certificates	311,812	325,063
UPREIT units converted to shares	2,427,160	0
Real estate investment and mortgage loans receivable acquired through assumption of mortgage loans payable and accrual of costs	27,803,654	13,956,134
Minority partner interest in IRET-BD	1,486,108	0
Direct transfer of investment certificates to shares	0	9,880,225
Proceeds from Sale of Properties paid directly to mortgage holder or assumption of debt	1,006,454	439,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$ 26,314,320	$ 20,439,343
Interest paid on investment certificates	782,334	505,864
Interest paid on margin account and other	0	1,438
	$ 27,096,654	$ 20,946,645

Consolidated Statements of Shareholders Equity
For the Periods Ended January 31, 2003, and April 30, 2002
(unaudited)

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHARE- HOLDERS EQUITY

Balance May 1, 2002	24,068,346	$ 132,148,768	$ -13,073,157	$ -130,451	$ 118,945,160
Comprehensive Income
Net income			10,600,129		10,600,129
Unrealized gain on securities available-for-sale				130,451	130,451
Total comprehensive income					$ 10,730,580
Distributions			-15,325,390		-15,325,390
Distribution reinvestment plan	832,708	7,297,694			7,297,694
Sale of shares	2,947,986	23,949,523			23,949,523
Fractional shares repurchased	-1,961	-19,436			-19,436
Balance April 30, 2002	27,847,079	$ 163,376,549	$ -17,798,418	$ 0	$ 145,578,131

Comprehensive Income
Net income			8,447,545		8,447,545
Unrealized gain on securities available-for-sale				0	0
Total comprehensive income					$ 8,447,545
Distributions			-14,851,296		-14,851,296
Distribution reinvestment plan	693,100	6,889,638			6,889,638
Sale of shares	3,877,852	34,105,479			34,105,479
Fractional shares repurchased	-2,094	-20,923		________ _________	-20,923
Balance January 31, 2003	32,415,937	$ 204,350,743	$ -24,202,169	$ 0	$ 180,148,574

The remainder of this page has been left blank intentionally.

Notes to Consolidated Financial Statements
For the Nine Months Ended January 31, 2003, and 2002

Note 1  - Organization
      Investors Real Estate Trust ("IRET") elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended April 30, 1971.  REITs are subject to a number of organization and operational requirements, including a requirement to distribute 90% of ordinary taxable income to its shareholders and, generally, are not subject to Federal income tax on net income.  IRET is engaged in the acquisition and ownership of residential apartment communities and commercial properties located mainly in the states of North Dakota and Minnesota but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Washington.  As of January 31, 2003, IRET owned 65 apartment communities with 8,347 apartments 74 commercial buildings totaling 5,155,260 net rentable square feet.  IRET conducts a majority of its business activities through its operating partnership, IRET Properties, a North Dakota Limited Partnership, as well as through a number of other subsidiary entities.

Note 2 Basis of Presentation and Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest.  The financial statements have been prepared on the basis of accounting principles that are in effect as of the financial statement date.  IRET operates on a fiscal year commencing May 1 and ending April 30.

    The accompanying consolidated financial statements include the accounts of IRET and its 76.1% general partnership interest in the operating partnership.  Such interest has been calculated as the percentage of outstanding common shares divided by the total outstanding common shares and operating partnership units ("UPREIT Units") outstanding.  The remaining 23.9% is reflected as Minority Interest of Unit Holders in Operating Partnership in these consolidated financial statements.  On April 30, 2002, IRET owned a 74.3% general partnership interest in the operating partnership with the remaining 25.7% owned by others.

     The consolidated financial statements also include the ownership by IRET Properties of:  (1) a 60.31% ownership interest in Minnesota Medical Investors LLC, SMB Operating Company LLC, and SMB MM LLC, collectively known as Southdale Medical Center; (2) a 51% ownership interest in Mendota Properties, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in Mendota Office Holding LLC, a Minnesota limited liability company and Mendota Office Three and Four, LLC, a Minnesota limited liability company which are the owners of five multi-tenant commercial real estate properties in Dakota County, Minnesota, and (3) a 51% ownership interest in IRET-BD, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in IRET DMS, LLC and IRET Brenwood, LLC, which are the owners of a warehouse facility in Des Moines, Iowa and a four building office complex in Minnetonka, MN, respectively.   These companies are consolidated into IRET's other operations with minority interests reflecting the minority partners share of ownership and income and expenses.

Note 2 continued

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

Recent Accounting Pronouncements
      The Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” (“SFAS 141”) which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method, SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which provides new guidance in accounting for goodwill and intangible assets, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and SFAS No. 146 "Accounting For Costs Associated with Exit or Disposal Activities" addresses the recognition of liabilities for costs associated with exit or disposal activities.  The adoption of SFAS 141 had no effect of IRET’s financial position or results of operations.  SFAS 144 was adopted by IRET on May 1, 2002, the impact of which is reflected as "discontinued operations" on the Statements of Operations.  SFAS No. 146 was adopted December 31, 2002, with no significant financial impact.

Note 3 Goodwill
      There was no change in the carrying amount of goodwill for the nine months ended January 31, 2003.  Goodwill is tested on an annual basis and any impairment adjustments are reflected at that time.  SFAS No. 142 has no significant impact on IRETs net income or earnings per share when comparing the nine months ended January 31, 2003, to January 31, 2002.

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

      The following table reconciles amounts reported in the consolidated financial statements for the three months and nine months ended January 31, 2003, and 2002.

	Three Months Ended		Nine Months Ended
	01/31/03	01/31/02	01/31/03	01/31/02
NUMERATOR Net income applicable to shares	$ 2,451,323	$ 2,240,252	$ 8,447,545	$ 7,961,895
Minority interest portion of operating partnership income	852,166	1,334,128	2,892,020	2,787,789
Numerator for diluted earnings per share	$ 3,303,489	$ 3,574,380	$ 11,339,565	$ 10,749,684
DENOMINATOR Weighted average shares	32,186,651	25,910,587	31,489,758	24,875,028
Weighted Average Convertible operating partnership units	10,690,233	8,718,315	10,037,426	8,118,521
Denominator for diluted earnings per share	42,876,884	34,628,902	41,527,184	32,993,549
Earnings per share	$ .08	$ .09	$ .27	$ .32
Diluted earnings per share	$ .08	$ .10	$ .27	$ .32

Note 5 Investment Certificates Issued
      IRET has sold investment certificates to the public.  The interest rates vary from 5% to 9% per annum, depending on the term of the security.  Interest is paid annually, semiannually, or quarterly on the anniversary date of issuance.  In April of 2002, IRET discontinued the sale of investment certificates and outstanding certificates will be redeemed at maturity as follows:

Ending April 30,
Three Months remaining Fiscal 2003	$ 2,778,779
2004	1,942,833
2005	2,286,599
2006	2,243,648
2007	2,546,481
$ 11,798,340

Note 6 UPREIT Loan Program
      On January 16, 2002, IRETs Board authorized an UPREIT unit loan program available to holders of $1,000,000 or more of limited partnership units in IRETs operating partnership.  IRET will lend, for a term of two years or less, up to 50% of the value of the units based on the closing price of IRET shares on the NASDAQ market secured by the borrower's limited partnership units in IRET Properties, at a variable interest rate 1.5% over the interest rate charged IRET by its participating lender.  The interest rate adjusts on the first of each month.  IRET charges a .5% loan fee.

      At this time, no UPREIT loans are outstanding.

The remainder of this page has been intentionally left blank.

Note 7 - Segment Reporting
      The following information summarizes IRET's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

Three Months Ended January 31, 2003

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 15,130,851	$ 15,094,743	$ 30,225,594
Segment Expenses
Mortgage Interest	$ 4,824,534	$ 4,381,859	$ 9,206,393
Utilities and Maintenance	2,231,891	2,833,883	5,065,774
Real Estate Taxes	1,794,303	1,701,616	3,495,919
Insurance	151,742	396,957	548,699
Property Management	583,890	1,546,983	2,130,873
Total Segment Expense	$ 9,586,360	$ 10,861,298	$ 20,447,658
Segment Gross Profit	$ 5,544,491	$ 4,233,445	$ 9,777,936

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 192,161
Other Interest Expense	-238,052
Depreciation	-4,933,482
Administrative Expense and Trustee Fees	-489,297
Operating Expenses	-257,258
Amortization	-198,364
Income Before Gain/Loss on Properties and Minority Interest	$ 3,853,644

Three Months Ended January 31, 2002

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 8,282,290	$ 14,917,100	$ 23,199,390
Segment Expenses
Mortgage Interest	$ 3,026,644	$ 4,299,440	$ 7,326,084
Utilities and Maintenance	470,298	2,483,842	2,954,140
Taxes	697,865	1,561,276	2,259,141
Insurance	47,316	312,322	359,638
Property Management	299,460	1,504,343	1,803,803
Total Segment Expense	$ 4,541,583	$ 10,161,223	$ 14,702,806
Segment Gross Profit	$ 3,740,707	$ 4,755,877	$ 8,496,584

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 308,753
Other Interest Expense	-398,584
Depreciation	-3,951,008
Advisory and Trust Fees	-445,095
Operating Expenses	-83,345
Amortization	-139,941
Income Before Gain/Loss on Properties and Minority Interest	$ 3,787,364

Note 7 - Segment Reporting - continued
      The following information summarizes IRET's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

Nine Months Ended January 31, 2003

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 41,788,961	$ 45,512,541	$ 87,301,502
Segment Expenses
Mortgage Interest	$ 13,199,330	$ 13,114,435	$ 26,313,765
Utilities and Maintenance	5,716,964	8,595,668	14,312,632
Real Estate Taxes	4,819,078	5,099,408	9,918,486
Insurance	394,029	1,179,406	1,573,435
Property Management	1,711,870	4,554,262	6,266,132
Total Segment Expense	$ 25,841,271	$ 32,543,179	$ 58,384,450
Segment Gross Profit	$ 15,947,690	$ 12,969,362	$ 28,917,052

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 853,795
Other Interest Expense	-820,773
Depreciation	-14,081,207
Administrative Expense and Trustee Fees	-1,444,515
Operating Expenses	-747,107
Amortization	-494,161
Income Before Gain/Loss on Properties and Minority Interest	$ 12,183,084

Nine Months Ended January 31, 2002

	Commercial	Residential	Total
Segment Revenue
Rental Revenue	$ 23,330,103	$ 44,124,766	$ 67,454,869
Segment Expenses
Mortgage Interest	$ 8,817,346	$ 12,446,858	$ 21,264,204
Utilities and Maintenance	1,200,653	7,825,100	9,025,753
Taxes	1,727,781	4,823,551	6,551,332
Insurance	121,145	854,262	975,407
Property Management	687,520	4,459,497	5,147,017
Total Segment Expense	$ 12,554,445	$ 30,409,268	$ 42,963,713
Segment Gross Profit	$ 10,775,658	$ 13,715,498	$ 24,491,156

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 817,987
Other Interest Expense	-1,055,360
Depreciation	-11,232,678
Advisory and Trust Fees	-1,236,727
Operating Expenses	-317,553
Amortization	-403,613
Income Before Gain/Loss on Properties and Minority Interest	$ 11,063,212

Segment Assets and Accumulated Depreciation

January 31, 2003

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 438,506,652	$ 400,373,631	$ 838,880,283
Less Accumulated Depreciation	-22,302,371	-48,890,299	-71,192,670
Total Property Owned	$ 416,204,281	$ 351,483,332	$ 767,687,613

April 30, 2002

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 350,388,982	$ 389,930,454	$ 740,319,436
Less Accumulated Depreciation	- 17,296,055	- 41,629,462	-58,925,517
Total Property Owned	$ 333,092,927	$ 348,300,992	$ 681,393,919

The remainder of this page has been intentionally left blank.

Note 8 Market Price Range of Shares

      IRET Shares of Beneficial Interest trade on the NASDAQ National Market under the symbol IRETS.  On April 9, 2002, IRET moved it's listing from the Nasdaq SmallCap Market to the Nasdaq National Market.  For the three months ended January 31, 2003, a total of 2,137,008 shares were traded in 4,863 separate trades.  The high trade price during the period was $11.00, the low was $9.66, and the closing price on January 31, 2003, was $9.88.  For the three months ended January 31, 2002, a total of 1,476,237 shares were traded in 2,052 separate trades on the NASDAQ National Market.  The high trade price during the period was $10.00, the low was $9.00, and the closing price on January 31, 2002, was $9.63.  For the nine months ended January 31, 2003, a total of 7,655,062 shares were traded in 15,962 separate trades.  The high trade price during the period was $11.90, the low was $8.55, and the closing price on January 31, 2003, was $9.88.  For the nine months ended January 31, 2002, a total of 5,095,292 shares were traded in 8,494 separate trades on the NASDAQ.  The high trade price during the period was $10.49, the low was $8.25, and the closing price on January 31, 2002, was $9.63.

Note 9 - Commitments and Contingencies

      Insurance   IRETs portfolio-wide general liability and property insurance policies expired on April 30, 2002.  IRET renewed its policies at similar coverage levels in the first quarter ending July 31, 2002, but at a price that was $464,992 or 41% higher than the prior fiscal year's cost.  The addition of more property to IRET's portfolio accounted for $90,745 while $374,247 was the general price increase for insurance coverage implemented by the insurance industry on stabilized properties.  A portion of IRETs insurance costs are passed through to certain commercial tenants pursuant to the terms of the applicable lease agreement.  Of IRETs total insurance costs from May 2002, of  $1,613,552, $281,737 or 17.46% will be billed back to IRETs commercial tenants.  For Fiscal 2003, all of IRET's real estate properties are insured against customary casualties and liability claims except for acts of terrorism, which are excluded under IRETs current insurance policy.  IRET has elected not to pay the additional premium of $88,090 for six months of coverage under the Federal Terrorism Insurance Act.  As a result, a majority of IRETs assets are not covered by insurance for an act of terrorism.

      Real Estate Expansions   IRET is committed to provide equity capital of approximately $5,000,000 to the NCSM Partnership (in which IRET holds a majority interest) for the purpose of constructing a 70,000 square foot addition to the Southdale Medical Center in Edina, Minnesota, for an estimated total cost of $13,200,000.  IRET is expecting to finance the balance of the construction cost.  As of January 31, 2003, IRET has advanced $2,473,164 for the expansion project.

      IRET is also committed to provide equity capital of approximately $5,000,000 to Edgewood Vista Senior Living, Inc. for the purpose of constructing a 68-unit addition consisting of a 15-unit Alzheimer facility, a 53-unit assisted living facility, and an additional formal dining facility to Edgewood Vista Hermantown in Hermantown, Minnesota.  As of January 31, 2003, IRET has advanced $2,078,812 for the expansion project.

Note 9 continued

      On November 13, 2002, the Board of Trustees of IRET approved a $5,000,000 expansion to the Edgewood Vista property located in Virginia, Minnesota.  The expansion will include 43 assisted living apartments, 19 independent living apartments, and an underground parking/storage shed.  Upon completion, the expansion facility will be leased to a third-party operator for a lease term of twenty years, with an initial annual rental payment amount of $550,000, plus all costs for insurance, taxes, maintenance and repairs.  As of January 31, 2003, IRET has not advanced any monies for the expansion project.

      Environmental Matters   Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under property.  Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate any property containing such substances, may adversely affect the owners or operators ability to sell or rent the affected property or to borrow using such property as collateral.  Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal of, or remediation of, such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person.  Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials, as well as other hazardous or toxic substances.  The operation and subsequent removal of certain underground storage tanks are also regulated by federal and state laws.  In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, IRET may be considered to be an owner or operator of such properties, or to have arranged for the disposal or treatment of hazardous or toxic substances.  As such, IRET may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and claims for injuries to persons and property.

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

Note 9 continued

      Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period.  A transfer of the property does not relieve an owner of such liability.  As a result, in addition to any liability that IRET may have with respect to current properties, IRET may also have liability with respect to properties previously sold by IRET's predecessors or by IRET.  To management's knowledge, as of January 31, 2003, IRET does not own and has not sold any properties that contain known material environmental liabilities.

Note 10 Discontinued Operations

      In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) on disposition of real estate for properties sold subsequent to May 1, 2002, are reflected in the consolidated statements of operations as discontinued operations.  The proceeds from dispositions of properties for the three and nine months ended January 31, 2003, were $763,633 and $1,766,637 respectively.  Below is a summary of the results of operations of the properties disposed of through their respective disposition dates:

	Three Months Ended January 31		Nine Months Ended January 31
	2003	2002	2003	2002
REVENUE
Real Estate Rentals	$ 29,618	$ 97,629	$ 264,411	$ 288,050
Total Revenue	29,618	97,629	264,411	288,050
OPERATING EXPENSE
Interest	196,225	99,075	390,229	299,595
Depreciation	39,914	46,710	128,132	140,130
Utilities and Maintenance	29,236	46,320	109,771	137,140
Taxes	6,805	28,554	55,467	86,143
Insurance	3,938	17,528	12,687	30,157
Property Management Expenses	2,486	4,118	11,656	21,127
	$ 278,604	$ 242,305	$ 707,942	$ 714,292
INCOME BEFORE GAIN/(LOSS) ON PROPERTIES AND MINORITY INTEREST	$ -248,986	$ -144,676	$ -443,531	$ -426,242
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP LOSS	97,511	37,982	146,127	108,236
Loss from operations	-151,475	-106,694	-297,404	-318,006
LOSS ON SALE OF DISCONTINUED OPERATIONS	-151,173		-151,173
Discontinued Operations, Net	$ -302,648	$ -106,694	$ -448,577	$ -318,006

Note 10 continued

Prior periods (three months and 9 months ended January 31, 2002) have been restated to classify operations of these two properties as discontinued.  This reclassification has no impact on net income of IRET as previously reported.

Note 11 Subsequent Events

      Distribution Declaration.   On February 12, 2003, the Board of Trustees of IRET declared a distribution of $0.158 per share, payable April 1, 2003, to shareholders of record at the close of business on March 14, 2003.

       Rapid City Commercial Building; Conseco Finance Services Corporation.   On January 29, 2003, the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division) entered an order approving Conseco Finance Services Corporations motion to reject the lease dated December 12, 1999, under which Conseco Finance Services Corporation leased the building owned by IRET at 900 Concourse Drive, Rapid City, South Dakota.  As a result of the lease rejection, IRET did not receive January rent in the amount of $53,386.  Until such time as the building is sold or re-leased, gross rental income on an annual basis will decline by $640,632 and annual expenses that were paid by the tenant in the approximate amount of $105,550 will now be IRETs responsibility.  Additionally, as a result of the lease rejection, IRET wrote off $304,679 in straight-line rent that had previously been included in reserve but not actually received from the tenant.  However, after application of IRET's straight-line rent reserve of $240,785, only $63,894 of this $304,679 sum was reflected on IRET's Statements of Operations.

      TF James Merger.  On February 1, 2003, Investors Real Estate Trust  entered into a merger agreement with the T. F. James Company, a privately held Iowa corporation primarily engaged in the development and ownership of retail and commercial real estate in Minnesota and surrounding states.  Under the terms of the Agreement and Plan of Reorganization all of the assets and liabilities of the T. F. James Company, including the company office located at 21500 Highway 7, Greenwood, Minnesota, will be merged into IRET, Inc., the wholly-owned subsidiary of Investors Real Estate Trust. As a result of the merger, IRET will acquire approximately 52 retail and commercial real estate properties containing approximately 807,154 square feet of rentable space as well as eight underdeveloped or primarily vacant parcels of real estate.  Once completed, the merger will increase IRETs real estate portfolio by $70,197,945, and is expected to increase gross rental revenues by $6,356,000 on an annual basis.  As part of the merger, IRET will also be acquiring all of the outstanding debt and liabilities of the T. F. James Company in the amount of $37,732,004 at closing.

The remainder of this page has been intentionally left blank.

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

Results of Operations
Three Months and Nine Months Ended January 31, 2003 and January 31, 2002

Revenues
      Total IRET revenues for the third quarter of Fiscal 2003 ended January 31, 2003, were $30,417,755 compared to $23,508,143 received in the third quarter of the prior fiscal year ended January 31, 2002.  This is an increase of $6,909,612 or 29%.  Total revenues for the first nine months of Fiscal 2003 ended January 31, 2003, were $88,155,297 compared to $68,272,856 for the same period of the prior year, an increase of $19,882,441 or 29% for the first nine months of the prior fiscal year ended January 31, 2002.  These increases in revenue resulted primarily from the additional investments in real estate made by IRET as well as other factors shown by the following analysis for the first three quarters of Fiscal 2003:

	Increase in Total Revenue
	3 months Ended 01/31/03	9 Months Ended 01/31/03
Rent from 19 properties acquired in 2002 in excess of that received in 2002	$ 3,646,740	$ 13,412,787
Rent from 6 properties acquired in Fiscal 2003	3,126,967	5,289,965
Increase in rental receipts on existing properties due to increased occupancy	391,965	1,259,470
Increase (decrease) in interest income	-101,815	47,498
An increase in straight-line rents	64,756	253,149
A decrease in ancillary income	-14,777	-11,691
A decrease in rental receipts due to the sale of properties for properties not classified as discontinued operations	-150,837	-315,350
A decrease in rental receipts due to the Conseco bankruptcy and the rejection of the lease in Rapid City, South Dakota	-53,387	-53,387
	$ 6,909,612	$ 19,882,441

Straight-Line Rents
      Generally Accepted Accounting Principles require us to record as revenue "straight-line rents" on our commercial property leases that contain future rental increases.  This rule requires us to include in monthly income an amount equal to the total rent a tenant has contracted to pay during the term of the lease divided by the number of months of the lease.  This results in recording as revenue an amount that exceeds the actual cash rent collected.  In the later years of such leases, revenue recorded is an amount less than the actual cash being received.

      As a result of straight-line rents, the amount of revenue we have included in our financial statements that is in excess of the amount of cash we have actually collected is:

3 Months Ended 01/31/03	$ 360,181	9 Months Ended 01/31/03	$ 1,206,764
3 Months Ended 01/31/02	$ 295,426	9 Months Ended 01/31/02	$ 953,616

      An allowance for loss account was established to provide for a reserve in event of default of lease where straight-line rents apply.  Due to the rejection by Conseco of their lease agreement, IRET needed to write off $304,679 against the allowance account of prepaid rent due to straight-line rents.  The balance in the allowance account at the time of default was $240,785, thus the net effect was an additional $63,894 loss in the third quarter.  IRET will accrue $30,000 per month to this allowance account to establish a reserve balance sufficient to cover our exposure in the event of lease default.

Capital Gain Income
      IRET realized capital gain loss of  $151,173 during the third quarter, compared to $3,346 realized during the third quarter of the prior year.  For the nine-month periods ended January 31, 2003 and January 31, 2002, capital gain income was $164,169 and $327,678 respectively.

Expenses and Net Income
      The following table shows the changes in revenues, operating expenses, interest, and depreciation for the three months and nine months ended January 31, 2003, as compared to the three months and nine months ended January 31, 2002:

Three Months Ended	01/31/03	01/31/02	Change	Percent Change
Real Estate Rental Income	$ 30,225,594	$ 23,199,390	$ 7,026,204	30.3%

Real Estate Operating Expenses
Utilities	$ 1,909,203	$ 1,257,810	$ 651,393	51.8%
Maintenance	3,156,571	1,696,330	1,460,241	86.1%
Real Estate Taxes	3,495,919	2,259,141	1,236,778	54.7%
Insurance	548,699	359,638	189,061	52.6%
Property Management	2,130,873	1,803,803	327,070	18.1%
Interest on Mortgage Indebtedness	9,206,393	7,326,084	1,880,309	25.7%
Total Property Expenses	$ 20,447,658	$ 14,702,806	$ 5,744,852	39.1%

Net Real Estate Operating Income	$ 9,777,936	$ 8,496,584	$ 1,281,352	15.1%

Interest Discount and Fee Income	192,161	308,753	-116,592	-37.8%
Other Interest Expense	-238,052	-398,584	160,532	40.3%
Depreciation	-4,933,482	-3,951,008	-982,474	-24.9%
Administrative Trustee & Operating	-746,555	-528,440	-218,115	-41.3%
Amortization Expense	-198,364	-139,941	-58,423	-41.7%
Gain on Sale of Investments	0	3,346	-3,346	N/A
Minority Interest Portion- Other Partnerships	-210,773	-71,655	-139,118	-194.1%
Minority Interest Portion-Operating Partnership	-888,900	-1,372,109	483,209	35.2%

Expenses and Net Income continued

Income from Continuing Operations	2,753,971	2,346,946	407,025	17.3%
Discontinued Operations net of Minority Interest (including net loss on property dispositions of $151,173 for the three months ended January 31, 2003)	-302,648	-106,694	-195,954	-183.7%
Net Income for Generally Accepted Accounting Purposes	$ 2,451,323	$ 2,240,252	$ 211,071	9.4%

Nine Months Ended	01/31/03	01/31/02	Change	Percent Change

Real Estate Rental Income	$ 87,301,502	$ 67,454,869	$ 19,846,633	29.4%

Real Estate Operating Expenses
Utilities	$ 5,440,077	$ 3,605,828	$ 1,834,249	50.9%
Maintenance	8,872,555	5,419,925	3,452,630	63.7%
Real Estate Taxes	9,918,486	6,551,332	3,367,154	51.4%
Insurance	1,573,435	975,407	598,028	61.3%
Property Management	6,266,132	5,147,017	1,119,115	21.7%
Interest on Mortgage Indebtedness	26,313,765	21,363,871	4,949,894	23.2%
Total Property Expenses	$ 58,384,450	$ 43,063,380	$ 15,321,070	35.6%

Net Real Estate Operating Income	$ 28,917,052	$ 24,391,489	$ 4,525,563	18.6%

Interest Discount and Fee Income	853,795	817,987	35,808	4.4%
Other Interest Expense	-820,773	-955,693	134,920	14.1%
Depreciation	-14,081,207	-11,232,678	-2,848,529	-25.4%
Administrative Trustee & Operating	-2,191,622	-1,554,280	-637,342	-41.0%
Amortization Expense	-494,161	-403,613	-90,548	-22.4%
Gain on Sale of Investments	315,342	327,678	-12,336	-3.8%
Minority Interest Portion-Other Partnerships	-673,550	-214,964	-458,586	-213.3%
Minority Interest Portion- Operating Partnership	-2,928,754	-2,896,025	-32,729	-1.1%

Expenses and Net Income continued

Income from Continuing Operations	8,896,122	8,279,901	616,221	7.4%
Discontinued Operations net of Minority Interest (including net loss of property dispositions of $151,173 for the nine months ended January 31, 2003)	-448,577	-318,006	-130,571	-41.1%
Net Income for Generally Accepted Accounting Purposes	$ 8,447,545	$ 7,961,895	$ 485,650	6.1%

Factors Impacting Net Income

     During the first nine months of Fiscal 2003 ended January 31, 2003, there were a number of continuing factors as well as one new factor that continued to limit the growth of our total revenue and ultimately negatively impacted our net income per share.  While most of these negative influences show no signs of lessening in the next twelve months, the most significant negative factor, our uninvested cash, was solved during the 2nd quarter.  Despite the positive development pertaining to our uninvested cash, the same factor reduced our earnings in the prior two quarters.

•         Increased Vacancy    During the third quarter of Fiscal 2003, vacancy levels continued to increase throughout our entire portfolio. Our same store apartment vacancy increased to 8.0% from 6.3% for the three months ended January 31, 2003.  For the nine months ended January 31, 2003, our same store apartment vacancy increased to 7.3% from 5.2%.  Likewise, vacancy levels at our same store commercial properties increased from 2.6% to 5.6% for the three months ended January 31, 2002.  For nine months ended January 31, 2002, same store commercial vacancy increased from 2.2% to 5.2%.  A majority of the markets that we operate in continue to experience overall poor economic conditions. The poor economic climate has translated directly into increased vacancy at most of our properties.

Our commercial vacancy is primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease.  While not necessarily indicative of future business cycles, in past economic downturns, a recovery in occupancy levels generally trails the pick up in economic activity by twelve months or more.  Despite some positive economic developments, we have yet to see an increase in demand for apartments or for commercial space.  As a result, we do not expect our occupancy levels to improve during the remaining three months of Fiscal 2003 ending in April 30, 2003.  Our expectation is that demand in IRETs markets for both apartments and commercial space will remain weak through the balance of 2003.

•         Uninvested Cash    The most significant reason for the decline in net income per share during the first nine months of Fiscal 2003 ended January 31, 2003, as compared to the corresponding year earlier periods is the large balance of cash and marketable securities.  While this money was invested in short-term income producing investments, we ordinarily seek to invest in income producing real estate.   During the first and second quarters, we were able to fully invest the proceeds from the new equity raised during first quarter 2003 into income producing real estate.  This delay in investing the stock sale proceeds we raised in May 2002 resulted in a reduction in earnings per share for the  nine-month period ended January 31, 2003.

•         Increased Real Estate Taxes   Taxes imposed on our real estate properties increased by $1,236,778 or 54.7% for the three months ended January 31, 2003, and $3,367,154 or 51.4% for the nine months ended January 31, 2003, as compared to the corresponding periods of Fiscal 2002.  Of the increased real estate taxes for the three months ended January 31, 2003, $848,357 or 68.6% is attributable to the addition of new real estate, while $388,420 or 31.4% is due to increased costs for real estate taxes on existing real estate assets.  For the nine months ended January 31, 2003, increased real estate taxes of $2,420,357 or 71.9% is attributable to the addition of new real estate, while $946,797 or 28.1% is due to increased costs for real estate taxes on existing real estate assets.  Most of our new property acquisitions during the past year were in Minnesota, a jurisdiction with higher property taxes than North Dakota and the other states in which we own property.

Under the terms of most of our commercial leases, the full cost of real estate tax is paid by the tenant as additional rent.  One commercial property, Southdale Medical located in Edina, Minnesota, accounts for $680,072 or 20.2% of the increase in real estate tax costs for the nine months ended January 31, 2003.  Due to increased vacancy at Southdale during the first nine months of Fiscal 2003 ending January 31, 2003, we were unable to fully recover the real estate tax cost from the tenants.  We expect that the increased vacancy at Southdale will persist for the remaining three months of this fiscal year and for at least the first three months of our next fiscal year.  For our noncommercial real estate properties, any increase in our real estate tax costs must be collected from tenants in the form of a general rent increase.  While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased real estate tax costs.  To further compound the problem, a number of states in which IRET operates are facing record state budget shortfalls.  Our past experience is such shortfalls translate into local governments raising property taxes.

•         Increased Maintenance Expense   The maintenance expense category increased by $1,460,241 or 86.1% for the three months ended January 31, 2003, and $3,452,630 or 63.7% for the nine months ended January 31, 2003, as compared to the corresponding periods of Fiscal 2002.  Of the increased maintenance costs for the three months ended January 31, 2003, $1,022,950 or 70.1% is attributable to the addition of new real estate, while $437,291 or 29.9% is due to increased costs for maintenance on existing real estate assets.  For the nine months ended January 31, 2003, increased maintenance costs of $2,490,950 or 72.1% is attributable to the addition of new real estate, while $961,680 or 27.9% is due to increased costs for maintenance on existing real estate assets.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  One commercial property, Southdale Medical located in Edina, Minnesota, accounts for $622,271 or 18.0%

of the increase in maintenance costs for the nine months ended January 31, 2003.  Due to increased vacancy at Southdale during the first nine months of Fiscal 2003 ending January 31, 2003, we were unable to fully recover the maintenance cost from the tenants.  We expect that the increased vacancy at Southdale will persist for the remaining three months of the fiscal year.  For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase.  While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•         Increased Utility Expense   The utility expense category increased by $651,393 or 51.8% for the three months ended January 31, 2003, and $1,834,249 or 50.9% for the nine months ended January 31, 2003, as compared to the corresponding periods of Fiscal 2002.  Of the increased utility costs for the three months ended January 31, 2003, $416,955 or 64.0% is attributable to the addition of new real estate, while $234,438 or 36.0% is due to increased costs for utilities on existing real estate assets.  For the nine months ended January 31, 2003, increased utility costs of $1,252,948 or 68.3% is attributable to the addition of new real estate, while utility costs on our existing portfolio increased $581,301 or 31.7%.  Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent.  One commercial property, Southdale Medical located in Edina, Minnesota, accounts for $495,904 or 27.0% of the increase in utility costs for the nine months ended January 31, 2003.  Due to increased vacancy at Southdale during the first nine months of Fiscal 2003 ending January 31, 2003, we were unable to fully recover the utility cost from the tenants.  We expect that the increased vacancy at Southdale will persist for the remaining three months of the fiscal year.  For our other noncommercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase.  While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased utility costs. Since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters will have a large impact on our utility costs.

•         Increased Administrative and Operating Expense   Administrative and operating expenses increased by $218,115 or 41.3% for the three months ended January 31, 2003, and $637,342 or 41.0% for the nine months ended January 31, 2003, as compared to the corresponding periods of Fiscal 2002.  Of this increase in administrative and operating expense for the nine months ended January 31, 2003, $139,000 or 21.8% was due to professional fees and costs associated with our most recent stock offering in the first quarter of this fiscal year.  In prior years, the work associated with offerings of company stock to the public was largely done by our employees in-house.  Over the past nine months we have hired three new employees.  These new employees as well as increases in the wages and benefits paid to existing employees account for $213,756 or 33.5% of the increase in administrative and operating costs for the nine months ended January 31, 2003, and $62,946 or 28.9% of the increase for three month period ending January 31, 2003.

•         Increased Insurance Premiums   Insurance expense increased by $189,061 or 52.6% for the three months ended January 31, 2003, and $598,028 or 61.3% for the nine months ended January 31, 2003, compared to an increase in revenues of  $7,026,204 or 30.3% for the three months ended January 31, 2002, and $19,846,633 or 29.3% for the nine months ended January 31, 2002.  Of the increased insurance costs for the three months ended January 31, 2003,  $83,685 or 44.3% is attributable to the addition of new real estate, while $105,376 or 55.7% is due to increased premium costs for coverage on existing real estate assets. For the nine months ended January 31, 2003, increased insurance costs of $226,212 or 37.8% is attributable to the addition of new real estate, while $371,816 or 62.2% is due to increased premium costs for coverage on existing real estate assets. Under the terms of most of our commercial leases, the full cost of insurance is paid by the tenant as additional rent. For our other real estate properties, any increase in our insurance costs must be collected from tenants in the form of a general rent increase.  While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased insurance costs. We expect our insurance expense to continue at its current level for the remaining three months of this fiscal year as well as for the next fiscal year.

•         Slower Increase of Interest Expense   Our mortgage debt increased $6,378,460 or 1.3% for the three months ending January 31, 2003, and $45,310,752 or 9.9% for the nine months ending January 31, 2003.  Due to the fact that interest rates on new mortgages incurred during those periods were at lower rates than mortgages in prior periods, our interest expense increased by only $1,880,309 or 25.7% for the three months ended January 31, 2003, and $4,949,894 or 23.2% for the nine months ended January 31, 2003, as compared to the corresponding periods of Fiscal 2002.  Of the increased interest expense for the three months ended January 31, 2003, $2,155,974 or 114.7% is attributable to the addition of new real estate, while interest expenses on existing real estate assets actually declined by $275,665 or 14.7%.  For the nine months ended January 31, 2003, increased interest expense of $5,402,203 or 109.1% is attributable to the addition of new real estate, while interest expenses on existing real estate assets actually declined by $452,309 or 9.1%.

The remainder of this page has been left blank intentionally.

•         Increased Minority Partnership Interests   In addition to the factors discussed above that have negatively impacted our earnings per share despite an overall increase in gross revenue, the increase in the number of limited partnership units issued by our operating partnership has also impacted our revenue per share.   Even though our revenue increased by $7,026,204 or 30.3% for the quarter ending January 31, 2003, our net income only increased $211,071 or 9.4%. During the three months ending January 31, 2003, outstanding limited partnership units in our operating partnership decreased by 152,638 units converted to shares.  However, for the nine months ending January 31, 2003, outstanding limited partnership units in our operating partnership actually increased by 519,293. Under the terms of our operating partnership, each limited partner is entitled to an equal allocation of net income or net loss. Limited partnership units are issued by us in exchange for the contribution of an interest in real estate.  If capital gain income and the limited partnership ownership interest reflected as minority interests on the financial statements are excluded, the increase in net income is more closely related to the increase in revenue:

For the Three Months Ended	01/31/03	01/31/02	% Change

Net Income	$ 2,451,323	$ 2,240,252	9.4%
Add back portion allocated to:
minority interests other partnerships	210,773	71,655
minority interests operating partnerships	888,900	1,372,109
Add back Discontinued Operations	302,648	106,694
Subtract capital gain income	-0	-3,346
Total Portfolio Net Income	$ 3,853,644	$ 3,787,364	1.8%

For the Nine Months Ended	01/31/03	01/31/02	% Change

Net Income	$ 8,447,545	$ 7,961,895	6.1%
Add back portion allocated to:
minority interests other partnerships	673,550	214,964
minority interests operating partnerships	2,928,754	2,896,025
Add back Discontinued Operations	448,577	318,006
Subtract capital gain income	-315,342	-327,678
Total Portfolio Net Income	$ 12,183,084	$ 11,063,212	10.1%

The remainder of this page has been left blank intentionally.

Results from Stabilized Properties
      IRET defines fully stabilized properties, as those both owned at the beginning of the prior fiscal year and having completed the rent-up phase (90% occupancy).  "Same-store" results for the three months and nine months ended January 31, 2003 and 2002 for residential and commercial were:

Same-Store Residential	Three Months Ended			Nine Months Ended
	01/31/03	01/31/02	% Change	01/31/03	01/31/02	% Change
Total Receipts	$ 14,264,346	$ 14,409,956	-1.0%	$ 43,217,699	$ 43,383,257	-0.4%
Expenses:
Utilities & Maintenance	2,624,630	2,385,014	10.0%	8,009,968	7,656,451	4.6%
Property Management	1,436,613	1,435,231	N/A	4,243,038	4,355,217	-2.6%
Taxes	1,608,104	1,591,815	1.0%	4,834,613	4,789,058	1.0%
Insurance	354,613	289,789	22.4%	1,064,257	792,884	34.2%
Mortgage Interest	4,068,540	4,106,668	-0.9%	12,271,646	12,298,497	-0.2%
Total Expenses	10,092,500	9,808,517	2.9%	30,423,522	29,892,107	1.8%
Net Operating Income	$ 4,171,846	$ 4,601,439	-9.3%	$ 12,794,177	$ 13,491,150	-5.2%

Same-Store Commercial	Three Months Ended			Nine Months Ended
	01/31/03	01/31/02	% Change	01/31/03	01/31/02	% Change
Total Receipts	$ 7,229,986	$ 7,076,683	2.2%	$ 22,402,969	$ 21,346,870	4.9%
Expenses:
Utilities & Maintenance	756,735	324,623	133.1%	2,182,617	993,153	119.8%
Property Management	274,557	263,360	4.3%	929,058	641,963	44.7%
Taxes	794,453	506,777	56.8%	2,351,219	1,482,033	58.6%
Insurance	67,184	31,798	111.3%	201,078	95,394	110.8%
Mortgage Interest	2,635,747	2,733,970	-3.6%	8,041,391	8,314,740	-3.3%
Total Expenses	4,528,676	3,860,528	17.3%	13,705,363	11,527,283	18.9%
Net Operating Income	$ 2,701,310	$ 3,216,155	-16.0%	$ 8,697,606	$ 9,819,587	-11.4%

Comparison of Residential and Commercial Properties
      The following is a comparison of the net operating income from the two types of real estate investments owned by IRET - residential and commercial - for the three months and nine months ended January 31, 2003 and 2002:

Net Real Estate Operating Income

Three Months Ended	01/31/03	01/31/02	Percent Change

Segment
Residential	$ 4,233,445	$ 4,755,877	-11.0%
Commercial	5,544,491	3,740,707	48.2%

Total	$ 9,777,936	$ 8,496,584	15.1%

Nine Months Ended	01/31/03	01/31/02	Percent Change

Segment
Residential	$ 12,969,362	$ 13,715,498	-5.4%
Commercial	15,947,690	10,775,658	48.0%

Total	$ 28,917,052	$ 24,491,156	18.1%

      The growth in the two operating segments resulted primarily from the acquisition of real estate properties during the prior and current fiscal years.

The remainder of this page has been intentionally left blank.

Occupancy Rates and Credit Risk
      Occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented.  The following tables compare occupancy rates for stabilized properties for the three months and nine months ended January 31, 2003 and 2002:

Three Months Ended	01/31/03	01/31/02	Percent Change

Segment
Residential	91.97%	93.67%	-1.7%
Commercial	94.45%	97.39%	-3.0%

Nine Months Ended	01/31/03	01/31/02	Percent Change

Segment
Residential	92.74%	94.83%	-2.1%
Commercial	94.83%	97.83%	-3.0%

      The following table shows our tenants in commercial property that account for three percent or more of the total scheduled rent on February 1, 2003, from all commercial properties owned by IRET:

Lessee	Monthly Rent	% of Total
Step II, Inc. DBA Edgewood Vista	$ 264,489	6%
Health East Medical	159,720	4%
Great Plains Software, a subsidiary of Microsoft, Inc.	156,250	4%
Wilsons Leather	113,750	3%
All Others	3,768,293	83%
Total Scheduled Rent on February 1, 2003	$ 4,462,502	100%

On January 15, 2003, Conseco Finance Service Corp rejected its lease for our 75,815 square foot commercial office facility in Rapid City, South Dakota.  The lease term extended through June 30, 2015.  The lease required Conseco to pay $640,632 per year in rent as well as all taxes, insurance and repairs.  The estimated annual financial impact is $746,182, or approximately 3.8 cents per share assuming all of our other business activities remain unchanged.

Property Acquisitions and Dispositions
      During the nine months ended January 31, 2003, IRET acquired 10 commercial properties and 2 apartment complexes:

Acquisition Cost
Commercial Property
75,526 sq. ft. Three Paramont Plaza - Bloomington, MN	$ 7,367,227
353,049 sq. ft. Wilsons Leather - Brooklyn Park, MN	13,010,645
43,046 sq. ft. UH Medical St. Paul, MN	7,407,752
10,008 sq. ft. Park Dental Brooklyn Center, MN	2,952,053
24,218 sq. ft. Park Nicollet Clinic Bloomington, MN	4,678,418
60,095 sq. ft. Abbott Northwestern Specialty Care Center - Sartell, MN	12,993,496
176,917 sq. ft. Brenwood Office Park Minnetonka, MN	14,014,085
604,711 sq. ft. Dixon Avenue Industrial Park - Des Moines, IA	11,872,351
27,297 sq. ft. Plaza VII - Boise, ID	3,357,662
73,403 sq. ft. Westgate Boise, ID	11,509,091
$ 89,162,780
Apartments
84 units East Park Apartments Sioux Falls, SD	$ 2,520,354
48 units Sycamore Village Apartments Sioux Falls, SD	1,417,699
$ 3,938,053

Total Property Acquisitions and Dispositions	$ 93,100,833

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

         In the third quarter ended January 31, 2003, the 34,603 square foot Creekside Office Building in Billings, Montana, was sold at a gain of $154,584.  Americas Best, a 69,599 square foot retail building located in Boise, Idaho was sold at a loss of $305,757.

Funds From Operations
      IRET considers Funds from Operations (FFO) a useful measure of performance for an equity REIT.  FFO is defined as net income available to shareholders determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures.  IRET uses the National Association of Real Estate Investment Trusts (NAREIT) definition of FFO as amended by NAREIT effective January 1, 2000, and as amended as of April 2002.

      FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition.

      FFO should not be considered as an alternative to net income as determined in accordance with accounting principles generally accepted in the United States of America as a measure of IRETs liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of IRETs needs or its ability to service indebtedness or make distributions.

      Funds from Operations for IRET for the three months ended January 31, 2003, increased to $8,454,805 compared to $7,564,429 for the three months ended January 31, 2002, an increase of 11.8%.

      Funds from Operations for IRET for the nine months ended January 31, 2003, increased to $25,405,094, compared to $21,826,610 for the nine months ended January 31, 2002, an increase of 16.4%.

Three Months Ended	01/31/03	01/31/02	Percent Change

Net Income Available to IRET Shareholders	$ 2,451,323	$ 2,240,252	9.4%
Net Income Allocation to Minority Interests Operating Partnership	852,166	1,372,109	-37.9%
Adjustments:
Depreciation/Amortization (1)	5,000,143	3,955,414	26.4%
Net (gain) loss on sales of discontinued operations	151,173	0	N/A
(Gain) loss on sale of properties	$ 0	$ -3,346	N/A
Funds from operations	$ 8,454,805	$ 7,564,429	11.8%
Weighted average shares and units outstanding (2)	42,876,884	34,628,902	23.8%
Distributions paid to Shareholders/Unitholders (3)	$ 6,646,401	$ 5,312,850	25.2%

Nine Months Ended	01/31/03	01/31/02	Percent Change

Net Income Available to IRET Shareholders	$ 8,447,545	$ 7,961,895	6.1%
Net Income Allocation to Minority Interests Operating Partnership	2,892,020	2,896,025	-0.1%
Adjustments:
Depreciation/Amortization (1)	14,229,698	11,296,368	26.0%
Net (gain) loss on sales of discontinued operations	151,173	0	N/A
(Gain) loss on sale of properties	$ -315,342	$ -327,678	-3.8%
Funds from operations	$ 25,405,094	$ 21,826,610	16.4%
Weighted average shares and units outstanding (2)	41,527,184	32,993,549	25.9%
Distributions paid to Shareholders/Unitholders (3)	$ 19,941,898	$ 14,648,821	32.0%

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

*         Includes $360,181 and $295,426 for 3 months ended January 31, 2003 and October 31, 2002, and $1,206,764 and $953,616 for the nine months ended January 31, 2003 and January 31, 2002, of straight-line rents.

The remainder of this page has been intentionally left blank.

Distributions
      The following distributions were paid during the Nine months ended October 31st of Fiscal years 2003 and 2002:

Date	2003	2002	Percent Change

July 1	$ .1540	$ .1450	6.2%
October 1	$ .1560	$ .1475	5.8%
January 1	$ .1570	$ .1500	4.7%

          The Board of Trustees of IRET has declared a distribution of $0.158 per share, payable April 1, 2003 to shareholders of record at the close of business on March 14, 2003.

Liquidity and Capital Resources
      The important changes in IRETs balance sheet during the first nine months of Fiscal 2003 ended January 31, 2003, were:

•        Real Estate Owned
Real estate owned increased to $838,880,283 from the April 30, 2002, figure of $740,319,436.  The increase resulted from the acquisition of additional investment properties net of dispositions as described below:

Acquired
Three Paramont Plaza, Bloomington, MN	$ 7,367,227
Wilsons Leather, Brooklyn Park, MN	$ 13,010,645
East Park Apartments, Sioux Falls, SD	$ 2,520,354
Sycamore Village Apartments, Sioux Falls, SD	$ 1,417,699
UH Medical, St. Paul, MN	$ 7,407,752
Park Dental, Brooklyn Center, MN	$ 2,952,053
Park Nicollet Clinic, Burnsville, MN	$ 4,678,418
Abbott Northwestern Specialty Care Center, Sartell, MN	$ 12,993,496
Brenwood Office Park, Minnetonka, MN	$ 14,014,085
Dixon Avenue Industrial Park, Des Moines, IA	$ 11,872,351
Plaza VII, Boise, ID	$ 3,357,662
Westgate, Boise, ID	$ 11,509,091

Sold
Eastwood Apartments, Dickinson, ND	$ -540,120
Oak Manor Apartments, Dickinson, ND	$ -421,001
Jenner Apartments, Grand Forks, ND	$ -292,238
Cottage Grove Strip Center, Cottage Grove, MN	$ -1,131,693
Creekside Office Building, Billings, MT	$ -2,071,336
Americas Best, Boise, ID	$ -4,789,365

  Mortgage Loans Receivable
  Mortgage loans receivable increased to $5,279,735 from $3,952,762 from April 30, 2002.  This increase resulted from construction loan to the developer for an addition to Edgewood Vista facility in, Hermantown, MN, net of scheduled payments received.
  Cash
  Cash on hand on January 31, 2003, was $17,930,052 compared to $12,333,426 on April 30, 2002.  This increase was due primarily to transfer of marketable securities to cash.
  Marketable Securities
  During the first nine months ended January 31, 2003, IRET decreased its investment in marketable securities classified as available-for-sale to $3,070,897 from $10,500,000 on April 30, 2002.  This decrease was primarily due to the transfer of marketable securities to cash.
  Mortgages Payable
  Mortgages payable on January 31, 2003, totaled $504,879,656, compared to $459,568,905 at April 30, 2002.  This increase resulted from refinancing of maturing mortgages and the placement of new mortgages.  The average weighted interest rate payable on the outstanding indebtedness on January 31, 2003, was 7.49%.
  Investment Certificates
  Investment Certificates outstanding on January 31, 2003, totaled $11,798,340, compared to $25,186,582 on April 30, 2002.  This decrease resulted from the redemption of maturing investment certificates.
  Operating Partnership Units
  Outstanding Limited Partnership units in the Operating Partnership increased to 10,155,540 partnership units on January 31, 2003, as compared to the 9,636,247 units outstanding on April 30, 2002.  The increase resulted from the issuance of additional partnership units to acquire the Three Paramont Plaza, East Park Apartments, Sycamore Village Apartments and Abbott Northwestern Specialty Care Center.
  Shares of Beneficial Interest
  Shares of beneficial interest outstanding on January 31, 2003, totaled 32,415,937, as compared to 27,847,079 shares outstanding on April 30, 2002.  This increase in shares outstanding is due to the sale of 3.6 million shares of stock on April 25, 2002, to the general public at $9.50 per share resulting in gross proceeds of $31,663,100, as well as shares issued pursuant to our distribution reinvestment plan in the total amount of $6,889,638 as follows:

July 1, 2002	229,521 shares
October 1, 2002	224,816 shares
January 2, 2003	238,763 shares

Pending Acquisitions and Dispositions
          As of January 31, 2003, IRET had entered into contracts to acquire certain real estate assets:

Property Acquisitions	Total Cost	Loan or Equity Contribution	Cash Required
NCSM Partnership (Southdale) Edina, MN	$ 13,200,000	$ 8,200,000	$ 5,000,000
Expansion of Edgewood Vista Hermantown, MN	5,000,000	3,250,000	1,750,000
Expansion of Edgewood Vista Virginia, MN	5,000,000	3,250,000	1,750,000
TF James Properties, MN	70,197,945	70,197,945	0

Total	$ 93,397,945	$ 84,897,945	$ 8,500,000

 Property Dispositions
       We are currently negotiating the potential sale of the Century Apartments in Dickinson, ND.

     IRET had cash on hand of $17,930,052 and marketable securities of $3,070,897 on January 31, 2003.  As of January 31, 2003, IRETs unsecured credit lines with First International Bank & Trust, Bremer Bank, and First Western Bank & Trust, all of Minot, North Dakota, totaled $19,000,000.  None of the credit lines were in use on January 31, 2003.

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

    We primarily use long-term (more than nine years) and medium-term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our costs of capital. As of January 31, 2003, we had the following amount of future principal payments on mortgages secured by our real estate:

Long Term Debt	2003	2004	2005	2006	2007	Thereafter	Total
Fixed Rate	$11,652,937	$10,497,625	$11,387,817	$12,231,366	$13,140,123	$422,297,971	$481,207,839
Variable Rate	368,762	1,541,419	1,642,722	1,750,895	1,866,416	16,501,603	23,671,817

							(1) $504,879,656

(1)   The weighted average interest rate as of January 31, 2003, was 7.49%. Any fluctuations on the variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $23,671,817 of variable rate indebtedness would increase our annual interest expense by $236,718.

Item 4.  Control and Procedures

       The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report on Form 10-Q, that the Companys controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Companys management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Companys internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

      None

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

99.1  Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K

Filing Date	Form Filed	File No.	Date of Earliest Event

02-27-03	8-K - Option Agreement dated January 31, 2003, between Thomas F. James Properties, LLC, an Arkansas limited liability corporation and IRET Properties, a North Dakota Limited Partnership.	0-14851	02-12-03
02-18-03	8-K - Acquisitions - Plaza VII Office Building, Westgate Plaza Dispositions - America's Best Warehouse Other Events - T.F. James Merger	0-14851	02-01-03
01-31-03	8-K - Other Events - T.F. James Merger	0-14851	01-31-03
01-07-03	8-K - Certification of CEO & CFO for October 31, 2002, 10-Q	0-14851	12-16-02
12-16-02	8-K/A Financial Statements, Pro-Forma & Exhibits	0-14851	10-01-02

Filing Date	Form Filed	File No.	Date of Earliest Event

10-15-02	8-K - Acquisitions - Three Paramount Plaza, Bermans East Park Apts, Sycamore Village, Park Dental, Park Nicollet Clinic, GardenView Medical, Abbott Northwestern Specialty Care, Brenwood Office Complex	0-14851	10-01-02
10-04-02	8-K - Other Events - UPREIT Unit Loan Program	0-14851	10-01-02

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

By:       _/s/Thomas A. Wentz _________________
            Thomas A. Wentz, Sr., President & Chief
            Executive Officer

By:       _/s/Diane K. Bryantt __________________
            Diane K. Bryantt, Senior Vice President &
            Chief Financial Officer

Date:  March 12, 2003

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

Date:    March 12, 2003

By:       _/s/Thomas A. Wentz, Sr. _____________
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

Date:    March 12, 2003

By:       _/s/Diane K. Bryantt_____________    _____
            Diane K. Bryantt, Senor Vice President & CFO