Form 10-K
period 2003-04-30
INVESTORS REAL ESTATE TRUST
filed 2003-07-29
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2003

Commission File Number 000-14851

INVESTORS REAL ESTATE TRUST

(Exact name of Registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0311232 (IRS Employer Identification No.)

12 South Main Street
Minot, North Dakota 58701
(Address of principal executive offices)

701-837-4738
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Shares of Beneficial Interest (no par value)	The NASDAQ National Market

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). ☑ Yes ☐ No

     The aggregate market value of the Registrant’s outstanding capital shares of beneficial interest held by non-affiliates was $312,262,733, based on the last reported sale price on the NASDAQ National Market on October 31, 2002.

     The number of shares of beneficial interest outstanding as of June 30, 2003, was 36,215,919.

     References in this Annual Report or Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

     Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13) hereof.

INVESTORS REAL ESTATE TRUST

Special Note Regarding Forward Looking Statements

     Certain statements included in this Annual Report on Form 10-K and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our intention to invest in properties that we believe will increase in income and value; our belief that the real estate markets in which we invest will continue to perform well; our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long term growth; and other statements preceded by, followed by or otherwise including words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “potential,” “may,” “will,” “designed,” “estimate,” “should,” “continue” and other similar expressions. These statements indicate that we have used assumptions that are subject to a number of risks and uncertainties that could cause our actual results or performance to differ materially from those projected.

     Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	the economic health of the markets in which we hold investments, specifically the states of Minnesota and North Dakota, or other markets in which we may invest in the future;

•	the economic health of our commercial tenants;

•	our ability to identify and secure additional multi-family residential and commercial properties that meet our criteria for investment;

•	the level and volatility of prevailing market interest rates and the pricing of our shares of beneficial interest;

•	financing risks, such as the inability to obtain debt or equity financing on favorable terms, or at all;

•	timely completion and lease-up of properties under construction;

•	compliance with applicable laws, including those concerning the environment and access by persons with disabilities; and

•	our inability to secure casualty insurance for losses caused by terrorist acts.

     In light of these uncertainties, the events anticipated by our forward-looking statements might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements included in this Annual Report on Form 10-K should not be construed as exhaustive.

PART I

Item 1. Business

Internet Website

     Our internet address is www.iret.com. We make available, free of charge, through the “SEC filings” tab under the Investor Relations section of our internet website, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Information on our internet website does not constitute part of this Annual Report on Form 10-K.

Overview

     We are a self-administered, externally managed equity Real Estate Investment Trust or REIT and our business consists of owning and operating income-producing real properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations though our operating partnership, IRET Properties, a North Dakota Limited Partnership. We have fundamental strategies of focusing our real estate investments in the upper Midwest, primarily in Minnesota, North Dakota, South Dakota, Montana and Nebraska, and of diversifying our investments between multi-family residential and commercial properties. For the twelve months ended April 30, 2003, our real estate investments in the states listed above accounted for 82.5% of our total gross revenue.

     Our objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, adhering to targeted returns by acquiring properties in an attempt to create value for our investors. We have increased our cash distributions every year since our inception 33 years ago and every quarter since 1988.

     We seek to diversify our investments between multi-family residential and commercial properties. As of April 30, 2003, our real estate portfolio consisted of:

•	64 multi-family residential properties, containing 8,227 apartment units and having a total investment (less accumulated depreciation) of $348.3 million; and

•	125 commercial properties, containing 6.1 million square feet of leasable space and having a total investment (less accumulated depreciation) of $495.8 million.

     Typically, we attempt to concentrate our multi-family residential properties in communities with populations of approximately 35,000 to 500,000 and we attempt to concentrate our commercial holdings in metropolitan areas with populations of approximately 100,000 to 3.0 million. Our multi-family residential properties include apartment buildings, complexes and communities. Our commercial properties include office buildings, warehouse and industrial facilities, medical office and health care facilities, and retail stores and centers. As of April 30, 2003, no single tenant accounted for more than 10.0% of our total rental revenues. At April 30, 2003, the economic occupancy rates for our multi-family residential properties and our commercial properties were 91.2% and 95.4% respectively. Our average economic occupancy rates for those properties we have owned for at least the past 12 months or what we label as stabilized properties for the twelve-month period ended April 30, 2003, were 92.2% for multi-family residential properties and 95.3% for commercial properties. Economic occupancy rates are calculated by dividing the rent collected by the rent scheduled.

     We generally use available cash or short-term floating rate debt to acquire real estate. We then replace such cash or short-term floating rate debt with fixed-rate secured debt, typically in an amount equal to 65.0% to 70.0% of the acquisition cost. In appropriate circumstances, we also may acquire one or more properties in exchange for limited partnership units of IRET Properties, which are convertible, after the expiration of a minimum holding period of one-year, into cash or, at our sole discretion, into our Shares of Beneficial Interest (“Shares”) on a one-to-one basis. Subject to our continued ability to raise equity capital and exchange limited partnership units, we anticipate acquiring $100.0 million to $200.0 million of real estate assets on an annual basis.

     We generally contract with locally based third-party management companies to handle all onsite management duties necessary for the proper operation of our properties. Generally, all of our management contracts provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, in all but two contracts, we may terminate these contracts in 60 days or less. The two management contracts that may not be terminated in 60 days or less may be terminated if the manager fails to meet certain financial performance goals. The use of locally-based management companies allows us to enjoy the benefits of local knowledge of the applicable real estate market, while avoiding the cost and difficulty associated with maintaining management personnel in every city in which we operate.

Investments Since May 1, 2002

     During the past fiscal year we acquired 62 commercial properties consisting of 2.4 million leasable square feet for $163.5 million and invested $7.1 million in expanding our Southdale Medical Center. We also acquired two residential apartment communities containing 132 units for $3.9 million. In addition, eight undeveloped or vacant properties were acquired for $2.8 million. In order to complete these acquisitions, we used $22.2 million of our own cash, issued 894,085 limited partnership units of IRET Properties with a value of $8.9 million, issued 7,350,918 Shares with a value net of issue costs of $61.3 million, borrowed or assumed debt of $83.4 million from various lenders, and had a minority partner investment of equity in the amount of $1.5 million. The majority of the commercial properties we acquired during the past year were part of our merger with the T.F. James Company located in Minneapolis, Minnesota. As a result of the merger, we opened an office in Minneapolis, which is located at 21500 Highway 7, Greenwood, Minnesota.

Other Developments

     Property dispositions. During the past fiscal year, we sold three commercial properties for a total of $6.6 million, four residential apartment communities for a total $4.6 million, and land for $102,000, resulting in a total gain of $1.6 million on gross sale proceeds of $11.2 million for fiscal 2003.

     Investment certificates. In April 2002, we discontinued the issuance of investment certificates. All outstanding certificates will be redeemed as they mature. During the past year, we redeemed $16.2 million of investment certificates. The amount of investment certificates to be redeemed in fiscal 2004 and succeeding years is as follows:

Year Ending April 30,	Principal Balance

2004	$1,908,958
2005	2,305,138
2006	2,271,037
2007	2,407,958
2008	141,605

$9,034,696

     Third Restated Declaration of Trust. At our Annual Meeting of Shareholders to be held on September 23, 2003, our shareholders may approve Articles of Amendment and a Third Restated Declaration of Trust. Our Board of Trustees has already unanimously approved the Third Restated Declaration of Trust. If approved, the Third Restated Declaration of Trust will, among other things, remove all references to a “sponsor” or “advisor;” simplify our corporate governance by removing provisions regarding our investment policies, borrowing and other limitations and compensation and fees; modifying provisions regarding transfer restrictions and ownership limitations of Shares; and modifying provisions regarding our capital structure by allowing our Board of Trustees to establish by resolution more than one class or series of Shares and to fix the relative rights and preferences of such different class or series of shares without the prior approval of our shareholders. For a more complete summary of the material differences between our Second Restated Declaration of Trust and our proposed Third Restated Declaration of Trust , please see our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders to be filed with the SEC on or about August 11, 2003.

Our Executive Officers

     Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 15, 2003.

Name	Age	Title

Thomas A. Wentz, Sr.	68	President and Chief Executive Officer
Charles Wm. James	55	Senior Vice President
Timothy P. Mihalick	44	Senior Vice President and Chief Operating Officer
Thomas A. Wentz, Jr.	37	Senior Vice President & General Counsel
Diane K. Bryantt	39	Senior Vice President and Chief Financial Officer
Michael A. Bosh	32	Secretary and Associate General Counsel

     Thomas A. Wentz, Sr. has been associated with us since our formation on July 31, 1970. Mr. Wentz, Sr. was a member of our Board of Trustees from 1970 to 1998, Secretary from 1970 to 1987, and Vice President from 1987 to July 2000. Mr. Wentz, Sr. has served as our President and Chief Executive Officer since July 2000. Previously, from 1985 to 1991, Mr. Wentz, Sr. was a Vice President of our advisor, Odell-Wentz & Associates, L.L.C., and, until August 1, 1998, was a partner in the law firm of Pringle & Herigstad, P.C.

     Charles Wm. James was appointed as a Senior Vice President in February, 2003. Prior to becoming a Senior Vice President, Mr. James served in several officer positions from 1976 to February 2003, including the officer of President, with the T.F. James Company, an Iowa corporation that was merged into IRET, Inc. in February 2003. Mr. James is currently a managing member of Thomas F. James Properties, L.L.C., an Arkansas commercial development company; a partner of Peak Properties Development, a Montana commercial development partnership; a partner of James Family Properties, a Minnesota commercial development partnership; and a limited partner of Thomas F. James Realty Limited Partnership, L.L.L.P., a commercial property management company;

     Timothy P. Mihalick joined us as a financial officer in May 1981, after graduating from Minot State University. He has served in various capacities with us over the years and was named Vice President in 1992. Mr. Mihalick has served as the Chief Operating Officer since 1997, as a Senior Vice President since 2002, and as a member of our Board of Trustees since 1999.

     Thomas A. Wentz, Jr. joined us as General Counsel and Vice President in January 2000. He has served as a Senior Vice President since 2002 and as a member of our Board of Trustees since 1996. Prior to 2000, Mr. Wentz, Jr. was a shareholder in the law firm of Pringle & Herigstad, P.C. from 1992 to 1999. Mr. Wentz, Jr. is a member of the North Dakota Bar Association and a Director of SRT Communications, Inc. Mr. Wentz, Jr. is the son of Mr. Wentz, Sr.

     Diane K. Bryantt joined us in June 1996 and served as our Controller and Corporate Secretary before being appointed to the positions of Senior Vice President and Chief Financial Officer in 2002. Prior to joining us, Ms. Bryantt was employed by First American Bank, Minot, North Dakota.

     Michael A. Bosh joined us as Associate General Counsel and Secretary in September 2002. Prior to 2002, Mr. Bosh was a shareholder in the law firm of Pringle & Herigstad, P.C. Mr. Bosh graduated from Jamestown College in 1992 and from Washington & Lee University School of Law in 1995. Mr. Bosh is a member of the American Bar Association and the North Dakota Bar Association.

Employees

     As of April 30, 2003, we had 28 full time employees.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, owners, as well as tenants and operators, of real estate, may be required to investigate and clean up hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. We have done an environmental review for all properties that we own. Based upon that review we do not believe that any of these properties are subject to any material environmental contamination. However, no assurances can be given that:

•	a prior owner, operator or occupant of the properties we own or the properties we intend to acquire did not create a material environmental condition not known to us, which might have been revealed by more in-depth study of the properties; and

•	future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us.

Structure

     We were organized as a REIT under the laws of the State of North Dakota on July 31, 1970. Our Second Restated Declaration of Trust provides that we will continue in existence until the expiration of 20 years after the death of the last survivor of the seven original members of our Board of Trustees, unless sooner terminated or extended by a vote of shareholders holding a majority of the issued and outstanding Shares. Five of the seven original members of our Board of Trustees are still living, the youngest being 68 years of age. Our existence may be extended indefinitely by an action of the members of our Board of Trustees, which is approved by the vote of shareholders holding 50.0% or more of the outstanding Shares.

     Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code, as amended (the “Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted all of our daily business operations through IRET Properties. IRET Properties is organized under the laws of the State of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties, which is held by IRET, Inc. As of April 30, 2003, IRET, Inc. owned a 78.0% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners, none of who own more than 10.0% of the outstanding limited partnership units.

Competition

     Investing in and operating real estate is a very competitive business. We compete against other REITs, financial institutions, individuals and public and private companies who are actively engaged in this business. We do not believe we have a dominant position in any of the geographic markets in which we operate but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe, however, that the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages that have in the past and will in the future allow us to operate our business successfully despite the competitive nature of our business. During the past year, we witnessed an unprecedented demand for quality investment real estate. This demand caused an escalation in price for all types of real estate. As a result, we were unable to purchase properties that will generate rates of return similar to those we acquired in previous years. We expect that the levels of return to be achieved through the investment in existing and stabilized real estate will remain lower than in previous periods as long as interest rates remain at historically low levels.

Investment Strategy and Policies

     Our investment strategy is to invest in multi-family residential properties and certain commercial properties, such as warehouses, retirement homes, manufacturing plants, offices and retail properties, that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we do have real estate investments in South Dakota, Montana, Nebraska, Colorado, Georgia, Idaho, Iowa, Kansas, Michigan, Washington, Texas and Wisconsin. We generally seek to leverage all of the property that we acquire so that the debt on such property is approximately 65.0% to 70.0% of the property’s value.

     In order to implement our investment strategy we have certain investment policies. Our significant investment policies are as follows:

•	Investments in the securities of, or interests in, persons primarily engaged in real estate activities and other securities. While we are permitted to invest in the securities of other entities engaged in the ownership and operation of real estate, as well as other securities, we currently have no plans to make any investments in other securities. Over the past three years, we have purchased United States guaranteed obligations and common shares of five other publicly traded REITs. These purchases were made solely for the purpose of holding cash until future real estate investments were identified.

In no event were the purchases of the shares of publicly traded REITs made for the purpose of exercising control over such issuer. As of the date of this report, we have no investments in the securities of, or interests in, persons primarily engaged in real estate, except we do own interests in a number of limited partnerships and companies that were organized for the sole purpose of conducting our real estate business activities.

Any policy, as it relates to investments in other securities, may be changed by a majority of the members of our Board of Trustees at anytime, or from time to time, without notice to, or a vote of, our shareholders.

•	Investments in real estate or interests in real estate. We currently own multi-family residential properties and/or commercial properties in 13 states. We may invest in real estate, or interests in real estate, that is located anywhere in the United States, however, we currently plan to focus our investments in those states in which we already have property, with specific concentration in Minnesota, North Dakota, Nebraska, Montana, and South Dakota. Similarly, we may invest in any type of real estate or interest in real estate including, but not limited to, office buildings, apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. We may not, however, invest more than 10.0% of our total assets in unimproved real estate, excluding property being developed or property where development will be commenced within one year.

The operation of our real estate, as it pertains to the day-to-day management, is delegated to third-party professional real estate management companies. All major operating decisions concerning the operation of our real estate are, however, made by our Board of Trustees. The method of financing the purchase of real estate investments is primarily from borrowed funds and from the sale of Shares.

We intend to distribute all of the net income generated from rental income and interest income to our shareholders and limited partners in quarterly cash distributions in January, April, July, and October of each year.

There is no limitation on the number or amount of mortgages that may be placed on any one piece of property, unless we seek to borrow an amount in excess of 300% of our total net assets, in which case our Second Restated Declaration of Trust requires that such amount be approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in the next quarterly report, along with justification for such excess. In addition to the 300% limitation on total indebtedness, it is our policy that we will not exceed a 65.0% to 70.0% debt level on our real estate assets. As of April 30, 2003, our ratio of total real estate mortgages to total real estate assets was 58.6% while our ratio of total indebtedness as compared to our net assets was 186.3%. This policy may be changed at anytime, or from time to time, without notice to, or approval of, our shareholders.

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

Any policy as it relates to investments in real estate or interests in real estate may be changed by our Board of Trustees at anytime without notice to or a vote of our shareholders.

•	Investments in real estate mortgages. While not our primary business focus, we do make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. Over the last three years, we have made a number of mortgage loans. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.

Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85% of the property’s appraised value.

We can invest in second mortgages without notice to, or the approval of, our shareholders. As of April 30, 2003, we only had five second mortgages with a principal balance net of allowance of $1.2 million. We do not currently plan to invest in any other second mortgages.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Total Real Estate Rental Revenue

     As of April 30, 2003, our real estate portfolio consisted of 43.4% multi-family residential properties, based on the dollar amount of our original investment plus capital improvements through April 30, 2003, and 56.6% commercial properties, based on the dollar amount of our original investment plus capital improvements through April 30, 2003. The dollar amounts and percentages of total real estate rental revenue by property group for each of the three most recent fiscal years ended April 30, were as follows:

	Apartment		Commercial
	Gross Revenue	%	Gross Revenue	%	Total Revenue

2003	$59,734,691	50.2%	$59,166,328	49.8%	$118,901,019
2002	58,429,394	64.4%	32,298,473	35.6%	90,727,867
2001	55,244,032	74.7%	18,672,410	25.3%	73,916,442

Increase of Commercial Property Investments

     Historically, the assets in our portfolio consisted predominantly of multi-family residential properties, as compared to commercial properties. More recently, our investment activities have caused this balance to shift so that the percentage of commercial properties held in our portfolio has increased significantly. Specifically, approximately 90.4% of our property acquisitions made during the past 24 months have been commercial properties. This change is predominantly due to the greater availability of commercial properties on terms that meet our financial and strategic objectives. Based on current market conditions, we anticipate that the percentage of commercial properties that we may acquire will continue to significantly exceed the number of multi-family residential properties that we may acquire during fiscal 2004. This may not, however, be a long-term trend as in future periods we may purchase a greater percentage of multi-family residential properties depending on market conditions.

Major Tenants

     No single tenant accounted for more than 10.0% of revenues during the past fiscal year. As of April 30, 2003, our ten largest commercial tenants, as a percentage of total real estate rental income, were:

			% of
Tenant Name	Stock Symbol	Exchange	Total

Edgewood Living Communities, Inc.	N/A	N/A	2.7%
Healtheast - Woodbury & Maplewood	N/A	N/A	1.6%
Microsoft - Great Plains	MSFT	NASDAQ	1.6%
Northland Insurance Company	N/A	N/A	1.5%
Smurfit - Stone Container Corp.	SSCC	NASDAQ	1.4%
Alliant Techsystems, Inc.	ATK	NYSE	1.0%
Wilsons The Leather Experts Inc.	WLSN	NASDAQ	1.0%
Miracle-Ear, Inc.	N/A	N/A	1.9%
Agere Systems, Inc.	AGRA	NYSE	1.8%
Barnes & Noble, Inc.	BKS	NASDAQ	1.7%

Economic Occupancy Rates

     Economic occupancy rates are shown below for each property group in each of the three most recent fiscal years ending April 30. Economic occupancy rates are calculated by dividing the rent collected by the rent scheduled. In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases, with the normal term being six months. Leases on commercial properties vary from month-to-month to 20 years.

	2003	2002	2001

Multi-Family Residential Occupancy	91.2%	94.4%	94.0%
Commercial Occupancy	95.4%	97.9%	97.2%

Material Lease Terms

     Multi-family residential. Our typical residential lease terms are as follows:

(i)	Terms of three to twelve months.

(ii)	Month-to-month occupancy may be, but is generally not, permitted.

(iii)	Water, sewer and garbage are included in the monthly rent, and all other utilities and services are the direct responsibility of the tenant.

(iv)	Tenants are not required to carry renter’s insurance.

     Commercial. Our typical commercial lease terms are as follows:

(i)	Terms from one to 20 years, plus guaranteed renewal terms.

(ii)	Renewal term rents are generally equal to current market rents at the time of renewal, and in no event are less than the most recent rental rate.

(iii)	Tenant pays all expenses associated with taxes, insurance, repairs, daily operations and maintenance.

(iv)	Rent is payable in fixed monthly amounts (less than five percent of rental income is based on our commercial tenant’s sales).

(v)	Tenants are prohibited from assigning their lease or subleasing without our written approval.

(vi)	We may sell the property and assign the lease at any time without the approval of the tenant.

(vii)	We rarely grant tenants an option to purchase the property.

Certain Lending Requirements

     In certain instances, in connection with the acquisition of investment properties, the lender financing such properties may require, as a condition of the loan, that the properties be owned by a “single asset entity.” Accordingly, we have organized two wholly-owned subsidiary corporations, and IRET Properties has organized several limited partnerships, for the purpose of holding title in an entity that complies with such lending conditions. All financial statements of these subsidiaries are consolidated into our financial statements.

Selection, Management and Custody of Our Real Estate Assets

     The day-to-day management of our real estate assets is handled by third-party professional real estate management companies. Day-to-day management activities include: the negotiation of potential leases, the preparation of proposed operating budgets, and the supervision of routine maintenance and capital improvements that have been authorized by us. All activities relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and are then implemented by the third-party property management companies.

     As of April 30, 2003, we had property management contracts with the following companies:

Firm	Address

Bayport Properties	300 S. Hwy. 169, Suite 120, Minneapolis, MN 55426

Builder’s Management & Investment Co.	1445 1st Avenue North, Fargo, ND 58102

Coast Management	PO Box 2066, Boise, ID 83701-2066; 2610 Wetmore Avenue, Everett, WA 98206

Coldwell Banker First Realty	PO Box 9379, Fargo, ND 58106-9379

ConAm	2301 Ohio Dr., Suite 285, Plano, TX 75093; 10800 E. Bethany Dr., Aurora, CO 80014

Dakota Commercial	1197 B S. Columbia Rd., Grand Forks, ND 58201

Fischer & Erwin Property Management	730 Main Street, Suite 204, Billings, MT 59107

Hoyt Properties, Inc.	5700 Smetana Dr., Minnetonka, MN 55343

Investors Management and Marketing, Inc.	PO Box 2064, Minot, ND 58702-2064

Illies Nohave Heinen Property Mgmt	300 E. Germain St., St. Cloud, MN 56304

Kahler Property Management	2020 W. Omaha, Rapid City, SD 57702

Opus Northwest Management, L.L.C.	10350 Bren Rd. W., Minnetonka, MN 55343; PO Box 59110, Minneapolis, MN 55459-0110

Remada Companies	12400 Whitewater Dr, Suite 140, Minnetonka, MN 55343

United Properties	3500 West 80th Street, Minneapolis, MN 55431

Weis Management	2227 7th St. NW, Rochester, MN 55901

     Generally, all of our management contracts provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, in all but two contracts, we may terminate these contracts in 60 days or less. The two management contracts that may not be terminated in 60 days or less may be terminated if the manager fails to meet certain financial performance goals. It is our understanding that each of the property management companies listed above are properly licensed, insured and bonded to the extent required for their particular duties.

     With the exception of Hoyt Properties, Inc., none of the firms engaged to provide property management services are affiliated with us, our officers or members of our Board of Trustees. Hoyt Properties, Inc. is owned 100.0% by Steven B. Hoyt, a member of our Board of Trustees, and his wife. Hoyt Properties, Inc. manages the commercial buildings that we acquired from him pursuant to written management contracts.

     With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, brokers may receive a commission of up to 7.0% of the total rent to be paid over the term of the lease. This commission rate is the industry standard, which we believe is commercially reasonable.

Policies With Respect to Certain of Our Activities

     Our current policies as they pertain to certain of our activities are described below.

•	Cash distributions to shareholders and holders of limited partnership units. We intend to continue our policy of making cash distributions to our shareholders and the holders of limited partnership units of approximately 65.0% to 80.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders.

•	Issuing senior securities. We have issued and outstanding investment certificates, which are issued for a definite term and annual interest rate. In the event of our dissolution, the investment certificates would be paid in preference to our Shares. In April 2002, we discontinued the issuance of investment certificates.

•	Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is our policy to seek to borrow up to 65.0% to 70.0% of the cost of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Second Restated Declaration of Trust, which provides that unless justified and approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in the next quarterly report along with justification for such excess, we may not borrow more than 300% of the value of our total portfolio of assets. Our Second Restated

Declaration of Trust does not impose any limitation on the amount that we may borrow against any one particular property.

For the three most recent fiscal years ended April 30, we have borrowed funds on new property acquisitions and developments as follows:

	2003	2002	2001

Cost of property acquired or developed	$177,206,783	$143,280,342	$143,042,292
Net increase in borrowings	$79,828,297	$90,611,975	$93,794,047
Borrowing as a percentage of cost	45.0%	63.2%	65.6%

•	Underwriting securities of other issuers. We have not, for the past three years, engaged in, and we are not currently engaging in, the underwriting of securities of other issuers. Our Second Restated Declaration of Trust does not impose any limitation on our ability to underwrite the securities of other issuers. Any decision to do so is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

•	Engaging in the purchase and sale or turnover of investments. We have not, for the past three years, engaged in, and we are not currently engaging in the purchase and sale or turnover of investments. It is our policy to acquire or develop real estate that will be held for a period of at least ten years. Even though we have not engaged, and we are not currently engaging in this practice, our Second Restated Declaration of Trust does not impose any limitation on our ability to do so. Any decision to do so is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

•	Offering securities in exchange for property. Our organizational structure allows us to offer limited partnership units of IRET Properties in exchange for real estate, and we plan to do such on a continuous and ongoing basis. The limited partnership units are convertible into Shares on a one-for-one basis after a minimum one-year holding period. All limited partnership units receive the same cash distributions as those paid on Shares. Limited partners are not entitled to vote on any matters affecting us until they convert their limited partnership units to Shares. All exchanges of limited partnership units to Shares are subject to approval by our Board of Trustees, on such terms and conditions that are deemed reasonable by our Board.

Our Second Restated Declaration of Trust does not contain any restrictions on our ability to offer the limited partnership units of IRET Properties in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees. This policy may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders. For the three most recent fiscal years ending April 30, we have issued the following limited partnership units of IRET Properties in exchange for properties:

	2003	2002	2001

Limited partnership units issued	894,085	2,269,643	2,968,030
Dollar value	$8,860,420	$20,138,748	$25,344,059

•	Acquiring or repurchasing Shares. As a REIT, it is our intention to only invest in real estate assets. Our Second Restated Declaration of Trust does not prohibit the acquisition or repurchase of Shares or other securities so long as such activity does not prohibit us from operating as a REIT under the Code. Any policy regarding the acquisition or repurchase of Shares or other securities is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

During the past three years, we have repurchased Shares under the terms of our distribution reinvestment plan for allocation to those shareholders that elect to reinvest their distributions in additional Shares. For the three most recent fiscal years ended April 30, we have repurchased the following number and amount of Shares:

For the Period Ending April 30	2003	2002	2001

Number of Shares	0	16,200	555,785
Total price paid by IRET	$0	$134,986	$4,478,401
Average price per share	$0	$8.33	$8.06

•	To make loans to other persons. Our organizational structure does allow us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Over the past three fiscal years, our mortgage loan receivables were as follows:

	Mortgage Loan Receivables

	2003	2002	2001

Fricke	$0	$0	$954
Hausman	0	0	278,527
Diamond T. Enterprises LLC	0	105,837	106,926
K-Mox, Inc.	35,515	39,550	43,313
D. Duane Peterson	130,000	130,000	130,000
Edgewood Vista, LLC	816,570	477,375	477,375
Mankato Heights Plaza	0	3,200,000	0
C. Grueber – Cottage Grove	198,101	0	0
Abbott Northwestern	27,754	0	0

	$1,207,940	$3,952,762	$1,037,095

•	To invest in the securities of other issuers for the purpose of exercising control. We have not, for the past three years, engaged in, and we are not currently engaging in, the investment in the securities of other issuers for the purpose of exercising control. Our Second Restated Declaration of Trust does not impose any limitation on our ability to invest in the securities of other issuers for the purpose of exercising control.

Any decision to do so is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to , or a vote of, our shareholders.

•	To make annual or other reports available to security holders and the nature and scope of such report. Our organizational documents require that an annual report be provided to shareholders at least once a year. The report must be provided no later than 120 days from the end of our most recent fiscal year ending April 30. The annual reports are generally mailed during the second week of August. The annual report contains a financial statement certified by an independent public accountant. The requirement to provide an annual report to shareholders may only be changed by a vote of a majority of our shareholders.

We also have a policy of providing quarterly reports to our shareholders during January, April, July, and October of each year. The quarterly reports do not contain financial statements certified by an independent public accountant. The provision of a quarterly report to our shareholders is not required by our organizations documents and may be changed by a majority of our Board of Trustees at any time without notice to or a vote of our shareholders.

Additionally, throughout the year, we disclose material information in reports filed with the Securities and Exchange Commission (the “SEC”). While we do not mail these reports to our shareholders, these reports are available at our internet website, www.iret.com, and at the SEC internet website, www.sec.gov. You may also obtain a copy of these reports by contacting Mike Hale by mail at 12 South Main Street, P.O. Box 1988, Minot, North Dakota, 58702-1988, by telephone at (701) 837-4738, or by fax at (701) 838-7785.

IRET Properties Agreement of Limited Partnership

     We conduct our day-to-day business activities through our operating partnership, IRET Properties, a North Dakota Limited Partnership. The material terms of the Agreement of Limited Partnership of IRET Properties are as follows:

•	Authority of the sole general partner. As the sole general partner, IRET, Inc. has full, exclusive and complete authority, responsibility and discretion in the management and control of IRET Properties, and the limited partners have no authority in their capacity as limited partners to transact business for, or participate in, the management activities or decisions of IRET Properties, except as required by applicable law.

•	Amendment of the agreement of limited partnership. Any amendment to the Agreement of Limited Partnership that would (i) adversely affect the exchange rights, as described below, (ii) adversely affect the limited partners’ rights to receive cash distributions, or (iii) alter the limited partnership’s allocations of capital, requires the consent of more than 50.0% of the limited partnership units.

•	Transferability of general partnership and limited partnership interests and certain transactions. IRET, Inc. may not (i) voluntarily withdraw as the sole general partner of IRET Properties, or (ii) transfer or assign its general partnership units, unless the transaction in which such withdrawal or transfer occurs results in the limited partners receiving property in an amount equal to the amount they would have received had they exercised their exchange rights, as discussed below, immediately prior to such transaction, or unless the successor to IRET, Inc. contributes substantially all of its assets to the IRET Properties in return for an interest in IRET Properties. With certain limited exceptions, the limited partners may not transfer their limited partnership units, in whole or in part, without the written consent of IRET, Inc., which may be withheld in its sole discretion. IRET, Inc. may not consent to any transfer that would cause IRET Properties to be treated as a corporation for federal income tax purposes.

IRET Properties may not engage in any transaction that would result in a change of control transaction unless, in connection with the transaction, the limited partners receive or have the right to receive cash or other property equal to the product of the number of Shares into which each limited partnership unit is then exchangeable and the greatest amount of cash, securities or other property paid in the transaction to the holder of one Share in consideration of one such Share. If, in connection with the transaction, a purchase, tender or exchange offer has been made to, and accepted by, the holders of more than 50.0% of our outstanding Shares, each holder of limited partnership units will receive, or will have the right to elect to receive, the greatest amount of cash, securities or other property that such holder would have received had he or she exercised his or her right to redemption and received Shares in exchange for his or her limited partnership units immediately prior to the expiration of such purchase, tender or exchange offer and had accepted such purchase, tender or exchange offer.

Despite the foregoing paragraph, we may merge, or otherwise combine our assets, with another entity if, immediately after such merger or other combination, substantially all of the assets of the surviving entity, other than our ownership in IRET Properties, are contributed to IRET Properties as a capital contribution in exchange for general partnership units of IRET Properties with a fair market value, as reasonable determined by us, equal to the agreed value of the assets so contributed. In connection with any transaction described in this or the preceding paragraph, we are required to use our commercially reasonable efforts to structure such transaction to avoid causing the limited partners to recognize gain for federal income tax purposes by virtue of the occurrence of, or their participation in, such transaction; provided that such efforts are consistent with the exercise of the fiduciary duties of the members of our Board of Trustees under applicable law.

•	Capital contributions to IRET Properties. All of our assets were contributed to, and are now held, by IRET Properties or a subsidiary of IRET Properties. Under the

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

Upon the contribution of the proceeds from offerings of Shares or other capital contributions, we or IRET, Inc., as applicable, will receive additional general partnership units and our or IRET, Inc.’s percentage interest, as applicable, in IRET Properties will be increased on a proportionate basis based upon the amount of such contributions. Conversely, the percentage interests of the limited partners will be decreased on a proportionate basis. In the event that a capital contribution in the form of property is made by us or IRET, Inc., as applicable, to IRET Properties, IRET, Inc. will revalue the property of IRET Properties to its fair market value as determined by IRET, Inc. and the capital accounts of the partners will be adjusted to reflect the manner in which the unrealized gain or loss inherent in such property, which has not been reflected in the capital accounts previously, would be allocated among the partners under the terms of the Agreement of Limited Partnership if there were a taxable disposition of such property at fair market value on the date of the revaluation. The Agreement of Limited Partnership further provides that if at any time, or from time to time, IRET Properties requires additional funds in excess of funds available to IRET Properties from borrowing or capital contributions, either we or IRET, Inc. may borrow such funds from a financial institution or other lender and lend such funds to IRET Properties on the same terms and conditions as are applicable to us or IRET, Inc., as applicable, in connection with the borrowing of such funds.

Furthermore, IRET, Inc. is authorized to cause IRET Properties to issue partnership units for less than fair market value if we (i) have concluded in good faith that such issuance is in the best interest of us and IRET Properties and (ii) IRET, Inc. makes a capital contribution in an amount equal to the proceeds of such issuance.

•	Exchange rights of limited partners. Pursuant to the Agreement of Limited Partnership of IRET Properties, the limited partners have exchange rights that enable them to cause IRET Properties to exchange their limited partnership units for cash, or at the option of IRET, Inc., Shares, on a one-for-one basis. The exchange price will be paid in cash in the event that the issuance of Shares to the exchanging limited partner would:

(i)	result in any person owning, directly or indirectly, Shares in excess of the ownership limitation of 50% of the outstanding Shares;

(ii)	result in our Shares being owned by fewer than 100 persons;

(iii)	result in us being “closely held” within the meaning of Section 856(h) of the Code;

(iv)	cause us to own, actually or constructively, ten percent or more of the ownership interest in our or IRET Properties’ tenants’ real estate, within the meaning of Section 856(d)(2)(D) of the Code; or

(v)	cause the acquisition of Shares by such redeeming limited partner to be “integrated” with any other distribution of Shares for purposes of complying with the Securities Act.

The exchange may, generally, be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the limited partnership units; provided, however, that not more than two exchanges may occur during each calendar year, and each limited partner may not exercise the exchange for less than 1,000 units or, if such limited partner holds less than 1,000 units, all of the units held by such limited partner. Some limited partners have contractually agreed to a holding period of greater than one year. The number of Shares issuable upon an exchange will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our shareholders.

•	Operation of IRET Properties and payment of expenses. The Agreement of Limited Partnership of IRET Properties requires that the partnership be operated in a manner that will enable us to satisfy the requirements for being classified as a REIT for federal tax purposes, to avoid any federal income or excise tax liability imposed by the Code and to ensure that IRET Properties will not be classified as a publicly traded partnership for purposes of Section 704 of the Code. In addition to the administrative and operating costs and expenses incurred by IRET Properties, IRET Properties will pay all of the administrative costs and expenses for us and IRET, Inc. All of our expenses will be considered expenses of IRET Properties. Our expenses generally include:

(i)	all expenses relating to the operation and continuity of existence of both us and IRET, Inc.;

(ii)	all of our expenses relating to the public offering and registration of our securities;

(iii)	all expenses incurred by us that are associated with the preparation and filing of any periodic reports required under federal, state or local laws or regulations;

(iv)	all expenses incurred by us or IRET, Inc. that are associated with the compliance with laws, rules and regulations promulgated by any regulatory body; and

(v)	all other operating or administrative costs of IRET, Inc. incurred in the ordinary course of its business on behalf of IRET Properties.

•	Distributions and liquidation. The Agreement of Limited Partnership of IRET Properties provides that it will distribute cash from operations on a quarterly basis, in amounts determined by IRET, Inc. in its sole discretion, to the partners in accordance with their respective percentage interests in IRET Properties. Upon the liquidation of IRET Properties, and after payment of, or adequate provision for, debts and obligations of IRET Properties, any remaining assets will be distributed to all partners with positive capital accounts in accordance with their respective positive capital account balances. In the event that we have a negative balance in our capital account following a liquidation, we will be obligated to contribute cash equal to the negative balance in our capital account.

•	Allocations. Income, gain and loss of IRET Properties for each fiscal year is allocated among the partners in accordance with their respective interests, subject to compliance with the provisions of Code Sections 704(b) and 704(c) regulations issued thereunder.

•	Term. IRET Properties will continue until April 30, 2050, or until sooner dissolved upon:

(i)	the bankruptcy, dissolution or withdrawal of IRET, Inc.;

(ii)	the sale or other disposition of all or substantially all of its assets;

(iii)	the redemption of all limited partnership interests; or

(iv)	the election by IRET, Inc.

•	Fiduciary duty. Before becoming a limited partner, each limited partner must agree that in the event of any conflict in the fiduciary duties owed by us to our shareholders and by IRET, Inc. to such limited partners, IRET, Inc. will fulfill its fiduciary duties to such limited partnership by acting in the best interests of our shareholders.

•	Tax matters. IRET, Inc. is the tax matters partner of IRET Properties and, as such, has authority to handle tax audits and to make tax elections under the Code on behalf of IRET Properties and the limited partners.

Risk Factors

     Like all businesses, we are faced with certain general risks that could negatively impact our operations. Additionally, due to the specific nature of our activities in real estate and the locations in which we operate, we are faced with certain specific risk factors which may negatively affect our business during the upcoming fiscal year. While not intended to be an exhaustive list, some of the more significant risks are:

•	Our increasing ownership of commercial properties subjects us to different risks than our traditional base of multi-family residential properties. Historically, the assets in our investment portfolio consisted predominantly of multi-family residential properties, as compared to commercial properties. More recently, our investment activities have caused this balance to shift so that the percentage of commercial properties held in our portfolio has increased significantly. Within the past 24 months, approximately 90.4% of our property acquisitions have been commercial properties due to the greater availability of these properties on terms that meet our financial and strategic objectives. Commercial properties now comprise a majority of our real estate assets with the majority of our commercial assets being located in the Minneapolis, Minnesota area. Based on current market conditions, we anticipate that the percentage of commercial properties that we may acquire will continue to significantly exceed the number of multi-family residential properties that we may acquire during fiscal 2004. This may not, however, be a long-term trend as in future periods we may purchase a greater percentage of multi-family residential properties depending on market conditions.

Our historical experience in acquiring multi-family residential properties may not be directly applicable to the acquisition of a greater percentage of commercial properties. Commercial properties involve different risks than multi-family residential properties, including: direct exposure to business and economic downturns; exposure to tenant lease terminations or bankruptcies; and competition from real estate investors with greater experience in developing and owning commercial properties. Our earnings may be negatively affected if we are not successful in acquiring or managing commercial properties.

•	Current and future physical vacancies may negatively impact earnings. In the twelve months subsequent to April 30, 2003, leases covering approximately 16.1% of our total commercial square footage will expire. At April 30, 2003, approximately 7.6% of our total commercial square footage was vacant. Of that vacancy, approximately 16.4% is represented by a building in Rapid City, SD, formerly occupied by Conseco, which has been vacant since February 2003. As a result, in the event we are unable to rent or sell those properties that are vacant or affected by expiring leases, approximately 23.7% of our total commercial square footage will be vacant within the next 12 months. Even greater vacancies will be created to the extent that a number of tenants, or any one significant tenant, files for bankruptcy protection and rejects our lease. Such vacancies may negatively impact our earnings, may result in lower distributions to our shareholders and may cause a decline in the value of our real estate portfolio.

While it is difficult to clearly identify those specific properties that may not produce sufficient returns, we currently have three commercial properties that potentially fall into such category. All three locations are currently leased to Fleming Companies, Inc. (“Fleming”) (NYSE FLM). Fleming filed a Chapter 11 Bankruptcy Petition on April 1, 2003. Fleming has until September 30, 2003, to either accept or reject the current leases. The three locations include a 48,244 square foot grocery store at the Maplewood Square Mall in Rochester, Minnesota, with seven years left on the lease at an annual net rent of $361,824, a 47,621 square foot grocery store at the West Lake Center Mall in Forest Lake, Minnesota, with five years left on the lease at an annual net rent of $183,000, and a 21,184 square foot grocery store at the Pine City Center Mall in Pine City, Minnesota, with six years left on the lease at an annual net rent of $118,958. Fleming is still paying rent and its share of operating costs at all three locations and, with the exception of the Rochester location, the locations are open for business. The Forest Lake location has been purchased by Roundy’s Inc., a Wisconsin-based grocery company, and the lease at this location was assumed by Roundy’s.

At April 30, 2003, approximately 6.5% of the units in our multi-family residential properties were physically vacant. Multi-family residential vacancies could increase from current levels due to general economic conditions, local economic or competitive conditions, unsatisfactory property management, the physical condition of our properties or other factors. An increase in vacancies in our multi-family residential properties may negatively impact our earnings, may result in lower distributions to our shareholders and may cause a decline in the value of our real estate portfolio.

•	Our inability to effectively manage our rapid growth may adversely affect our operating results. Our total assets have increased from $570.3 million at April 30, 2001, to $885.7 million at April 30, 2003, principally through the acquisition of additional real estate properties. Subject to our continued ability to raise equity capital and exchange limited partnership units, we anticipate acquiring $100.0 million to $200.0 million of real estate assets on an annual basis. Effective management of growth presents various challenges, including: the expansion of our management team and staff, diverted management attention, the enhancement of internal operating systems and controls, increased reliance on outside advisors and property managers and the ability to consistently achieve targeted returns. If we are unable to effectively manage our growth, our operating results may be adversely affected.

•	Our geographic concentration in North Dakota and Minnesota may result in losses. For the fiscal year ended April 30, 2003, we received 81.5% of our commercial gross revenue from commercial properties in Minnesota and 10.2% of our commercial gross revenue from commercial properties in North Dakota. Minnesota accounts for 66.9% of our commercial real estate portfolio by square footage, while North Dakota accounts for 13.1%. As a result of this concentration, we may be subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, changes in local conditions, such as building by competitors or a decrease in employment, may adversely affect the performance of our investments much more severely.

For the fiscal year ended April 30, 2003, we received 16.7% of our apartment gross revenue from multi-family residential properties in Minnesota and 30.2% of our apartment gross revenue from multi-family properties in North Dakota. As of that same date, we owned 1,309 apartment units, 15.9% of our total number of apartment units, in Minnesota, and 2,794 apartment units, 34.0% of our total number of apartment units, in North Dakota.

The economic climate in Minnesota is highly dependent on the service, manufacturing and high technology industries. Economic weakening in any of these industries may adversely affect the performance of our real estate portfolio by decreasing demand for rental space. In contrast, the North Dakota economy is dependent on the agricultural and mineral development industries. Both of these industries have been depressed for most of the past decade and, in our opinion, there appears little prospect for improvement.

Unlike Minnesota, 69.5% of our assets in North Dakota are multi-family residential properties, which are dependent on a stable or growing population. If North Dakota’s population declines, we may experience difficulty in renting our properties at acceptable rates. This would result in a decrease in net income and a corresponding decline in the level of distributions to our shareholders.

•	Competition may negatively impact our earnings. We compete with many kinds of institutions, including other REITs, private partnerships, individuals, pension funds and banks, for tenants and investment opportunities. Many of these institutions are active in the markets in which we invest, and have greater financial and other resources that may be used to compete against us. With respect to tenants, such competition may affect our ability to lease our properties, the price at which we are able to lease our properties and the cost of required renovations or build-outs. With respect to acquisition and development investment opportunities, this competition may cause us to pay higher prices for new properties than we otherwise would have paid, or may prevent us from purchasing a desired property at all. Such events may have a material adverse effect on us, our ability to make distributions to our shareholders and our ability to pay amounts due on our debt.

There are also thousands of private limited partnerships organized to invest in real estate. As such, we must compete with these entities for investments. The yields available on mortgage and other real estate investments depend upon many factors, including, the supply of money available for such investments and the demand for mortgage money. The presence of these competitors increases the price for real estate assets and the available supply of funds to our prospective borrowers. All these factors, in turn, vary in relation to many other factors, such as: general and local economic conditions; conditions in the construction industry; opportunities for other types of investments; and international, national and local political affairs, legislation, governmental regulation, tax laws and other factors. We cannot predict the effect that such factors will have on our operations.

•	Our inability to continue to make accretive property acquisitions may adversely affect our ability to increase our operating income. From fiscal 2001 to fiscal 2003, we increased our operating income from $10.8 million to $15.9 million. Most of this growth was attributable to the acquisition of additional real estate properties. If we are unable to continue to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment, or unavailability of capital, our ability to increase our operating income may be materially and adversely affected.

•	High leverage on individual properties or our overall portfolio may result in losses. We seek to borrow approximately 65.0% to 70.0% of the cost of real estate purchased or constructed. The 70.0% per property borrowing limitation is a policy that has been established by management and approved by our Board of Trustees and may be changed at any time, or from time to time, without notice to, or the approval of, our shareholders. For the past three years ended April 30, our total mortgage indebtedness, as it relates to our total real estate assets at book value before depreciation, has been as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001

Real Estate Assets	$919,780,802	$740,319,436	$591,636,468
Mortgages Payable	$539,397,202	$459,568,905	$368,956,930
Leverage Percentage	58.6%	62.1%	62.4%

In addition to the policy of not exceeding an overall 70.0% debt ratio on all real estate, our Second Restated Declaration of Trust provides that our total borrowings, secured and unsecured, must be reasonable in relation to our total net assets and reviewed by our Board of Trustees at least quarterly. The maximum borrowings in relation to the net assets, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, may not exceed 300.0% of net assets before depreciation in the aggregate. Currently, our ratio of total indebtedness, as it relates to our total net assets, is 186.3%. As a result, we may, without any additional approval, increase our total indebtedness, as compared to total net assets, by 113.7% or $351.8 million. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in the next quarterly report, along with justification for such excess. In no event are we required to obtain the approval of our shareholders to increase our debt level.

For the past three years ended April 30, our total indebtedness, as it relates to our total net assets, has been as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001

Total indebtedness	$576,317,935	$495,351,764	$389,086,105
Total net assets	$309,362,586	$234,857,254	$181,236,019
Leverage percentage	186.3%	210.9%	214.7%

This amount of leverage may expose us to cash flow problems in the event rental income decreases. Such a scenario may have an adverse effect on us to the extent that we must sell properties at a loss, we are unable to make distributions to our shareholders or we are unable to pay amounts due, which may result in a default on our obligations and the loss of the property through foreclosure.

•	The cost of our indebtedness may increase and the market value of our Shares may decrease due to rising interest rates. We have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. Accordingly, increases in interest rates will increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to our shareholders and our ability to pay amounts due on our debt.

As of April 30, 2003, $23.2 million, or 4.3%, of the total mortgage indebtedness was subject to variable interest rate agreements. The range of interest rates on the variable rate mortgages are from 3.5% to 7.5%. An increase of one percent in our variable interest rate would collectively increase our interest payments by $2.3 million annually.

In addition, an increase in market interest rates may cause shareholders to demand a higher yield on their Shares from distributions by us, which could adversely affect the market price for our Shares.

•	We may not be able to renew, repay or refinance our debt. We are subject to the normal risks associated with debt financing, including: the risk that our cash flow will be insufficient to meet required payments of principal and interest; the risk that indebtedness on our properties, or unsecured indebtedness, will not be able to be renewed, repaid or refinanced when due; or that the terms of any renewal or refinancing will not be available on terms as favorable as the terms of our current indebtedness. In the event that we are unable to refinance our indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more of the properties on disadvantageous terms, which may result in losses to us. Such losses could have a material adverse effect on us, our ability to make distributions to our shareholders and our ability to pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code.

The balance of our indebtedness in individual mortgage loans secured by individual commercial and residential properties totaled $539.4 million as of April 30, 2003. Of this amount, $23.2 million is subject to variable interest rate agreements and $516.2 million is in fixed rates mortgages. Of the outstanding mortgages, both fixed and variable, $15.1 million will come due during fiscal 2004, $18.5 million will come due during fiscal 2005 and the remaining balance will come due in later years.

•	Our mortgage lending activities may result in losses. For the three years ended April 30, 2003, 2002 and 2001, we had mortgages outstanding, less unearned discounts, deferred gain from property dispositions and allowance for losses, in the aggregate amounts of $1.2 million, $3.9 million and $1.0 million, respectively. As of April 30, 2003, all of our mortgage loans were current and none of the loans were in default.

All real estate investments are subject to some degree of risk that, in certain cases, vary according to the size of the investment as a percentage of the value of the real property. In the event of a default by a borrower on a mortgage loan, it may be necessary for us to foreclose our mortgage or engage in negotiations that may involve further outlays to protect our investment.

The mortgages securing our loans may, in certain instances, be subordinate to mechanics’ liens, materialmen’s liens or government liens. In connection with junior mortgages, we may be required to make payments in order to maintain the status of the prior lien or to discharge it entirely. We may lose first priority of our lien to mechanics’ or materialmen’s liens due to wrongful acts of the borrower. It is possible that the total amount that may be recovered by us in such cases may be less than our total investment, which may result in losses to us. The loans that we make may, in certain cases, be subject to statutory restrictions that limit the maximum interest charges and impose penalties, which including the restitution of excess interest. Such statutory restrictions may also, in certain cases, affect enforceability of the debt. There can be no assurance that all, or a portion of, the charges and fees that we receive on our loans will not be held to exceed the statutory maximum, in which case we may be subjected to the penalties imposed by the statutes.

We may change our policies relating to our mortgage lending at any time, and from time to time, without prior notice to, or the approval of, our shareholders.

•	We do not carry insurance against all possible losses. We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties. No assurance can be given that such coverage will be available in the future or, if available, that such coverage will be at an acceptable cost or with acceptable terms. Furthermore, no assurance can be given that current or future policies will have limits that will cover the full cost of repair or replacement of covered properties.

Additionally, there may be certain extraordinary losses, such as those resulting from civil unrest, terrorism or environmental contamination, that are not generally, or fully, insured against because they are either uninsurable or not economically insurable. We do not currently carry environmental insurance. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property. In any event, we would continue to be obligated on any mortgage indebtedness on the property. Any such loss could have a material adverse effect on us, our ability to make distributions to our shareholders and our ability to pay amounts due on our debt.

•	Adverse changes in applicable laws may affect our potential liabilities relating to our properties and operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to all tenants in the form of higher rents. As a result, any such increases may adversely affect our cash available for distribution, our ability to make distributions to our shareholders and our ability to pay amounts due on our debt. Similarly, changes in laws that increase the potential liability for environmental conditions existing on properties, that increase the restrictions on discharges or other conditions or that affect development, construction and safety requirements may result in significant unanticipated expenditures that could have a material adverse effect on us, our ability to make distributions to our shareholders and our ability to pay amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family residential properties may reduce rental revenues or increase operating costs.

•	Complying with laws benefiting disabled persons may affect our costs and investment strategies. Certain federal, state and local laws and regulations, including the Americans with Disabilities Act, may require certain modifications to, or restrict certain renovations of, existing buildings to improve access to, or use of, such buildings by disabled persons. Additionally, such laws and regulations may require that certain structural features be added to buildings under construction, which may add to the cost of such buildings. Any legislation or regulations that may be adopted in the future may impose further burdens or restrictions on us with respect to improved access to, and use of such buildings by, disabled persons. The costs of complying with these laws and regulations may be substantial and limits or restrictions on construction, or the completion of required renovations, may limit the implementation of our investment strategy, in certain instances, or reduce overall returns on our investments. This could have a material adverse effect on us, our ability to make distributions to our shareholders and our ability to pay amounts due on our debt.

We review our properties periodically to determine the level of compliance and, if necessary, take appropriate action to bring such properties into compliance. We believe, based on property reviews to date, that the costs of such compliance would not have a material adverse effect on us. Such conclusions are based upon currently available information and data and no assurance can be given that further review and analysis of our properties, or future legal interpretations or legislative changes, will not significantly increase the costs of compliance.

•	We may be responsible for potential liabilities under certain environmental laws. Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate any property containing such substances, may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal of, or remediation of, such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials, as well as other hazardous or toxic substances. The operation and subsequent removal of certain underground storage tanks are also regulated by federal and state laws. In connection with the current or former ownership (direct or indirect), operation, management, development and/or control of real properties, we may be considered to be an owner or operator of such properties, or to have arranged for the disposal or treatment of hazardous or toxic substances. As such, we may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and claims for injuries to persons and property.

It is currently our policy to obtain a Phase I environmental study on each property that we seek to acquire. If the Phase I indicates any possible environmental problems, it is our policy is to order a Phase II study, which involves testing the soil and ground water for actual hazardous substances. No assurance can be given that the Phase I or Phase II environmental studies, or any other environmental studies undertaken with respect to any of our current or future properties, will reveal the full extent of potential environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition unknown to us, that a material environmental condition does not otherwise exist as to any one or more of such properties or that environmental matters will not have a material adverse effect on us, our ability to make distributions to our shareholders and our ability to pay amounts due on our debt. We currently do not carry insurance for environmental liabilities.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. As a result, in addition to any liability that we may have with respect to our current properties, we may also have liability with respect to properties previously sold by our predecessors or by us. To our knowledge, as of the date of this prospectus, we do not own and we have not sold any properties that contain known material environmental liabilities.

•	We may be unable to retain or attract qualified management. We are dependent upon our officers for essentially all aspects of our business operations. Our officers have experience in the specialized business segments in which we operate and, therefore, the loss of any of our officers would likely have a material adverse effect on our operations. Our officers may terminate their relationship with us at any time, without providing advance notice. We currently rely on our senior officers, including Thomas A. Wentz, Sr., Timothy P. Mihalick, Thomas A. Wentz, Jr., Charles Wm. James, Diane K. Bryantt and Michael A. Bosh.

We do not have employment contracts or agreements with any of our officers, members of our Board of Trustees or other employees. We would incur significant expense in order to recruit and relocate officers to our Minot, North Dakota location.

•	Conflicts of interest may negatively impact our financial performance. The members of our Board of Trustees and our management are subject to certain conflicts of interest that could adversely impact our future performance. Potential conflicts of interest include competition by, or the purchase of services or goods from, members of our Board of Trustees or management.

Certain of the members of our Board of Trustees and certain of our officers either directly, or though entities controlled by them, are currently engaged, and may engage in the future, in other real estate ownership, management or development activities for their own personal accounts that may compete with our activities. Accordingly, certain conflicts of interest may arise with respect to the activities of such entities and persons and our activities that may, in turn, adversely effect our financial performance.

As of April 30, 2003, other than ownership of both our Shares and limited partnership units of IRET Properties, no employee or member of our Board of Trustees has any ownership interest in any of our subsidiaries, real estate projects or business activities.

However, without notice to, or the approval of, our shareholders, we may enter into joint ventures with any member of our Board of Trustees or our officers.

We are not precluded from purchasing assets or services from members of our Board of Trustees or our management, and such purchases do not require notice to, or the approval of, our shareholders, provided that all relationships are on terms no more favorable than those that could be obtained from third-party providers.

Item 2. Properties

     IRET is a qualified REIT under Section 856-858 of the Code, and is in the business of making passive investments in real estate properties and mortgages. These real estate investments are managed by third-party professional real estate management companies on our behalf.

Summary of Real Estate Investment Portfolio

	April 30, 2003		April 30, 2002

Real Estate Investments
Real Estate Owned	$919,780,802		$740,319,436
Less Depreciation Reserve	(75,638,772)		(58,925,517)

	$844,142,030	95.3%	$681,393,919	93.3%

Mortgage Loans Receivable	1,182,940	.1%	3,952,762	0.5%

Total Real Estate Investments	$845,324,970		$685,346,681

Other Assets
Cash & Marketable Securities	$18,641,974		$22,833,426
Furniture & Fixtures	2,088,074		209,121
Goodwill	1,440,817		1,440,817
Deposits & Accruals	18,184,686		20,378,973

Total Other Assets	$40,355,551	4.6%	$44,862,337	6.2%

Total Assets	$885,680,521	100.0%	$730,209,018	100.0%

The remainder of this page has been intentionally left blank.

Summary of Individual Properties Owned as of April 30, 2003
(N/A = Property held less than 12 months)

Commercial Properties

				Fiscal 2003
				Economic
State & City	Property Type	Square Feet	Investment	Occupancy

Georgia
Lithia Springs	Retirement Center	29,408	$3,971,878	100.0%

Georgia Total		29,408	$3,971,878	100.0%
Idaho
Boise
Plaza VII	Office Building	27,297	$3,393,162	N/A
Westgate	Office Building	103,332	11,648,328	N/A

Idaho Total		130,629	$15,041,490	64.0%
Iowa
Des Moines
Dixon Industrial Park	Commercial Industrial	604,711	$12,900,879	N/A

Iowa Total		604,711	$12,900,879	N/A
Michigan
Kentwood
Thomasville Furniture	Retail	16,080	$2,121,474	100.0%

Michigan Total		16,080	$2,121,474	100.0%
Minnesota
Andover
Tom Thumb	Retail	3,000	$280,000	N/A
Anoka
Anoka Strip Center	Retail	10,625	725,000	N/A
Bethel
Tom Thumb	Retail	4,800	510,000	N/A
Blaine
Tom Thumb	Retail	8,750	520,000	N/A
Bloomington
Airport Medical	Medical Office	24,218	4,678,418	N/A
Bloomington Bus. Ctr.	Office Building	121,064	7,587,358	96.6%
Pillsbury Business Ctr.	Office Building	42,220	1,842,601	78.9%
Three Paramont Plaza	Office Building	75,526	7,879,527	N/A
Brooklyn Center
Park Dental	Medical/Office	10,008	2,952,052	N/A
Brooklyn Park
Wilson’s Leather	Office Building	353,049	13,053,614	N/A
Buffalo
Tom Thumb	Retail	7,700	460,000	N/A
Burnsville
Burnsville Bluffs	Office/Warehouse	45,158	2,453,911	100.0%
Burnsville Strip Center I	Retail	8,526	983,424	N/A
Burnsville Strip Center II	Retail	8,400	760,000	N/A
Nicollet VII	Office/Warehouse	125,385	7,380,670	100.0%

				Fiscal 2003
				Economic
State & City	Property Type	Square Feet	Investment	Occupancy

Centerville
Tom Thumb	Retail	3,000	$330,000	N/A
Chanhassen
West Village Center	Retail	135,969	20,868,446	N/A
Duluth
Edgewood Vista I & II	Assisted Living	74,984	7,081,519	100.0%
Edgewood Vista III	Assisted Living	44,365	4,623,938	N/A
Eagan
2030 Cliff Road	Office Building	13,374	982,763	100.0%
Eagan — PDQ	Retail	3,886	782,896	N/A
Eagan Retail Center I	Retail	5,400	510,405	N/A
Eagan Retail Center II	Retail	13,901	1,348,714	N/A
Lexington Commerce	Office Building	89,840	5,824,078	90.3%
S.E. Tech Center	Office Building	58,300	6,115,854	100.0%
East Grand Forks
East Grand Station	Convenience Store	16,103	1,392,251	100.0%
Edgewood Vista I & II	Assisted Living	16,392	1,430,136	100.0%
Eden Prairie
Central Bank Office	Office Building	39,525	4,600,000	N/A
Flying Cloud Drive	Office Building	62,585	5,750,837	94.4%
Lindberg Building	Office/Warehouse	41,880	2,151,601	100.0%
ViroMed	Office Building	48,700	4,863,634	100.0%
Edina
Dewey Hill Business Ctr	Office Building	73,338	4,890,177	98.4%
Interlachen	Office Building	105,084	16,691,307	100.0%
Paul Larson Clinic	Medical Office	12,140	1,012,962	N/A
Southdale Medical Center	Medical Office	195,983	33,096,379	89.6%
Southdale Medical Center Expansion	Medical Office	N/A	7,223,906	N/A
Excelsior
Excelsior Retail Center	Retail	7,993	900,000	N/A
Faribault
Checkers Auto	Retail	5,600	340,000	N/A
Forest Lake
Champion Auto Center	Retail	6,836	496,000	N/A
West Lake Center	Retail	100,656	8,007,107	N/A
Glencoe
Tom Thumb	Retail	4,800	530,000	N/A
Golden Valley
Wirth Corporate Center	Commercial Office	75,216	8,643,238	100.0%
Greenwood
Chiropractic Office Bldg	Office Building	1,600	330,000	N/A
Ham Lake
Tom Thumb	Retail	4,800	535,000	N/A
Howard Lake
Tom Thumb	Retail	3,571	380,000	N/A

				Fiscal 2003
				Economic
State & City	Property Type	Square Feet	Investment	Occupancy

Inver Grove
PDQ	Retail	8,400	$940,000	N/A
Lakeland
Tom Thumb	Retail	3,650	440,000	N/A
Lakeville
Tom Thumb	Retail	9,500	1,361,008	N/A
Lindstrom
Tom Thumb	Retail	4,000	320,000	N/A
Lino Lakes
Tom Thumb	Retail	6,325	440,000	N/A
Long Prairie
Tom Thumb	Retail	5,216	700,000	N/A
Maple Grove
Northgate II	Office Building	25,999	2,357,893	100.0%
Maplewood & Woodbury
HealthEast I & II	Medical Office	114,316	21,600,999	100.00%
Mendota Heights
Mendota Center I	Office Building	59,852	7,004,133	100.0%
Mendota Center II	Office Building	88,398	11,538,729	98.8%
Mendota Center III	Office Building	60,776	6,703,956	99.5%
Mendota Center IV	Office Building	72,231	8,705,137	100.0%
Mendota Northland	Office Building	146,808	17,660,421	100.0%
Minnetonka
Brenwood Office Park	Office Building	176,917	14,206,423	N/A
Hospitality Associates	Office Building	4,000	400,898	100.0%
Wayroad	Office Building	62,383	5,445,195	98.7%
Minneapolis
Thresher Square East	Office Building	57,891	6,562,525	96.9%
Thresher Square West	Office Building	54,945	4,560,933	73.1%
Monticello
Tom Thumb	Retail	3,575	855,000	N/A
Moorhead
Pioneer Seed Co.	Office/Warehouse	13,600	653,876	49.3%
Mora
Tom Thumb	Retail	3,571	300,000	N/A
Mound
PDQ Center	Retail	3,864	360,000	N/A
Mounds View
Interstate Bakery	Retail	4,560	290,000	N/A
New Brighton
Metal Improvement Co.	Industrial Building	49,620	2,449,056	100.0%
Oakdale
Tom Thumb	Retail	6,266	731,155	N/A
Paynesville
Tom Thumb	Retail	4,800	365,000	N/A

				Fiscal 2003
				Economic
State & City	Property Type	Square Feet	Investment	Occupancy

Pine City
Evergreen Shopping Ctr	Retail	63,225	$2,802,229	N/A
Tom Thumb	Retail	4,800	440,000	N/A
Plymouth
Plymouth Tech IV	Office Building	53,309	5,901,898	100.0%
Plymouth Tech V	Office Building	73,500	8,445,892	100.0%
Prior Lake
PDQ Center	Retail	6,800	970,746	N/A
Prior Lake Peak	Retail	4,200	478,800	N/A
Rochester
Checkers Auto	Retail	6,225	440,000	N/A
Maplewood Square	Strip Mall	118,398	11,906,217	92.5%
Roseville
Stone Container	Distribution Center	229,072	8,250,115	100.0%
St. Cloud
Cold Spring Center	Office Building	77,533	8,494,269	90.3%
St. Louis
Dilly Lily	Retail	3,444	340,000	N/A
St. Paul
Interstate Bakery	Retail	6,225	320,000	N/A
UH Medical	Medical Office	43,046	7,407,752	N/A
Sartell
Abbott Northwestern	Medical Office	60,095	13,636,966	N/A
Sauk Rapids
Tom Thumb	Retail	3,575	250,000	N/A
Shoreview
Tom Thumb	Retail	3,000	330,000	N/A
Virginia
Edgewood Vista	Assisted Living	70,313	7,070,369	100.0%
Waconia
Stone Container	Distribution Center	29,440	1,666,518	100.0%
Willmar
Sam Goody/Musicland	Retail	6,225	400,000	N/A
Winsted
Sterner Lighting	Manufacturing Plant	38,000	1,000,789	66.7%
Tom Thumb	Retail	3,571	410,000	N/A

Minnesota Total		4,069,709	$401,714,620	96.2%
Montana
Belgrade
Edgewood Vista	Assisted Living	5,100	$453,494	100.0%
Billings
Edgewood Vista	Assisted Living	11,800	980,218	100.0%
Kalispell
Edgewood Vista	Assisted Living	5,895	588,113	100.0%
Ernst Home Center	Retail	52,000	2,500,000	N/A

				Fiscal 2003
				Economic
State & City	Property Type	Square Feet	Investment	Occupancy

Livingston
Pamida	Retail	41,200	$1,800,000	N/A
Missoula
Edgewood Vista	Assisted Living	10,150	962,428	100.0%

Montana Total		126,145	$7,284,253	100.0%
Nebraska
Columbus
Edgewood Vista	Assisted Living	5,100	$455,626	100.0%
Fremont
Edgewood Vista	Assisted Living	6,042	552,172	100.0%
Grand Island
Edgewood Vista	Assisted Living	5,100	455,626	100.0%
Hastings
Edgewood Vista	Assisted Living	6,042	571,539	100.0%
Omaha
Ameritrade Headquarters	Office Building	73,742	8,348,798	100.0%
Barnes & Noble	Retail Bookstore	27,500	3,699,197	100.0%
Edgewood Vista	Assisted Living	6,042	641,252	100.0%

Nebraska Total		129,568	$14,724,210	100.0%
North Dakota
Fargo
Barnes & Noble	Retail	30,000	$3,274,996	100.0%
Express Shopping Center	Retail	30,227	1,425,000	N/A
Microsoft — Great Plains Software	Campus Facility	122,040	15,375,154	100.0%
Petco	Retail	18,040	1,278,934	100.0%
Stone Container	Office/Manufacturing	195,075	7,105,566	100.0%
Grand Forks
Carmike Theatre	Retail	28,528	2,545,737	100.0%
MedPark Mall	Retail	59,177	5,648,599	98.7%
Jamestown
Jamestown Mall	Retail	99,403	1,321,021	N/A
Minot
1st Avenue Building	Office Building	15,357	539,940	39.5%
17 South Main	Office Building	3,250	90,717	91.9%
401 South Main	Office Building/Parking	8,597	622,135	48.0%
Arrowhead Shopping Ctr	Strip Mall	76,424	3,053,961	94.0%
Minot
Edgewood Vista	Assisted Living	97,821	6,270,707	100.0%
Minot Plaza	Retail	11,020	521,350	100.0%

North Dakota Total		794,959	$49,073,817	96.7%
South Dakota
Rapid City
900 Concourse Drive	Office Building	75,815	$7,046,826	66.7%

				Fiscal 2003
				Economic
State & City	Property Type	Square Feet	Investment	Occupancy

Sioux Falls
Edgewood Vista	Assisted Living	11,800	$974,739	100.0%

South Dakota Total		87,615	$8,021,565	71.4%
Wisconsin
Ladysmith
Pamida	Retail	41,000	$1,500,000	N/A
Schofield
Plaza Shopping Center	Retail	53,764	1,750,000	N/A

Wisconsin Total		94,764	$3,250,000	N/A

Total Commercial		6,083,588	$518,104,186	95.4%

Apartment Communities

			Fiscal 2003
State & City	Units	Investment	Occupancy

Colorado
Colorado Springs
Neighborhood	192	$11,698,838	89.5%
Ft. Collins
MiraMont	210	14,561,890	90.9%
Pine Cone	195	13,497,339	87.9%

Colorado Total	597	$39,758,067	89.5%
Idaho
Boise
Clearwater	60	$3,894,385	92.5%

Idaho Total	60	$3,894,385	92.5%
Iowa
Sioux City
Ridge Oaks	132	$4,765,404	91.6%

Iowa Total	132	$4,765,404	91.6%
Kansas
Topeka
Crown Colony	220	$11,107,714	93.5%
Sherwood	300	16,418,339	93.4%

Kansas Total	520	$27,526,053	93.4%
Minnesota
Moorhead
Eastgate	116	$2,606,528	93.8%
Rochester
Heritage Manor	182	7,988,139	91.1%
Woodridge	108	6,981,477	92.5%

			Fiscal 2003
State & City	Units	Investment	Occupancy

Sunset Trail	73	$7,788,452	88.6%
Sunset Trail II	73	6,836,316	88.6%
Sunset Trail III	N/A	337,155	N/A
St. Cloud
Lancaster Place	84	3,287,489	77.8%
Park Meadows	360	12,458,003	87.9%
West Stonehill	313	12,826,835	93.5%

Minnesota Total	1,309	$61,110,394	90.0%
Montana
Billings
Castle Rock	165	$6,090,294	82.9%
Country Meadows I	67	4,377,663	95.4%
Country Meadows II	67	4,370,007	94.7%
Olympic Village	274	12,090,811	97.0%
Pinehurst	21	766,794	99.5%
Rimrock West	78	4,003,670	99.0%
Rocky Meadows	98	6,783,595	95.5%

Montana Total	770	$38,482,834	93.3%
Nebraska
Lincoln
Thomasbrook	264	$10,303,237	96.8%
Omaha
Applewood on the Green	234	11,829,230	58.2%

Nebraska Total	498	$22,132,467	78.1%
North Dakota
Bismarck
Cottonwood Lake I	67	$4,697,270	87.8%
Cottonwood Lake II	67	4,300,213	82.7%
Cottonwood Lake III	67	4,623,605	90.6%
Cottonwood Lake IV	N/A	263,966	N/A
Crestview	152	5,296,570	97.5%
Kirkwood Manor	108	3,846,558	95.6%
North Pointe	49	2,458,772	93.9%
Pebble Springs	16	805,268	94.6%
Bismarck
Westwood Park	64	2,369,187	97.5%
Fargo
Candlelight	44	1,082,504	96.0%
Park East	122	5,275,861	97.8%
Prairiewood Meadows	85	3,016,210	94.1%
Grand Forks
Forest Park Estates	270	7,872,524	97.5%
Jenner Properties	90	1,993,372	97.6%
Legacy I	116	7,265,194	99.4%
Legacy II	67	3,874,336	99.8%

			Fiscal 2003
State & City	Units	Investment	Occupancy

Legacy IV	67	$7,117,046	99.6%
Southwinds	164	6,232,703	98.4%
Valley Park Manor	168	5,293,011	96.5%
Minot
Chateau	64	2,640,773	97.3%
Colton Heights	18	981,775	98.5%
Dakota Arms	18	647,669	97.5%
Magic City	220	5,170,162	95.2%
South Pointe	195	10,418,770	98.2%
Southview	24	751,895	97.1%
Williston
Century	192	4,424,030	92.4%
Other Locations N.D.
408 1st Street SE — Minot	1	46,907	100.0%
Beulah Condominiums — Beulah	26	489,861	54.1%
Parkway Apartments — Beulah	36	199,730	57.1%
Bison Properties — Carrington & Cooperstown	35	659,595	62.2%
Sweetwater Properties — Devils Lake & Grafton	90	1,747,280	78.1%
Lonetree Manor — Harvey	12	259,034	69.9%
The Meadows I — Jamestown	27	1,838,469	99.2%
The Meadows II — Jamestown	27	1,925,559	99.0%
The Meadows III — Jamestown	27	2,198,696	99.3%

North Dakota Total	2,794	$112,084,375	95.2%
South Dakota
Rapid City
Canyon Lake	109	$4,296,410	92.2%
Pointe West	90	4,565,174	92.4%
Sioux Falls
East Park	84	2,601,604	N/A
Oakmont	80	5,441,069	84.9%
Oakwood Estates	160	5,905,338	75.9%
Oxbow	120	5,180,718	95.6%
Prairie Winds	48	2,054,540	77.0%
Sycamore	48	1,456,020	N/A

South Dakota Total	739	$31,500,873	87.1%
Texas
Irving
Dakota Hill at Valley Ranch	504	$38,097,248	90.9%

Texas Total	504	$38,097,248	90.9%
Washington
Vancouver
Ivy Club	204	$13,290,832	86.8%
Van Mall Woods	100	6,273,684	95.4%

Washington Total	304	$19,564,516	89.7%

Total Apartment Communities	8,227	$398,916,616	91.2%

Undeveloped and Vacant Land
(N/A = Owned less than 12 months)

State & City	Property Type	Square Feet	Investment

Minnesota
Andover	Vacant Land	152,896	$150,000
Centerville	Vacant Land	40,000	100,000
Inver Grove	Vacant Land	177,635	560,000
Long Prairie	Vacant Land	281,833	150,000
Prior Lake	Vacant Land	35,697	50,000

Minnesota Total		688,061	$1,010,000
Montana
Libby	Vacant Land	205,347	$150,000
Kalispell	Vacant Land	368,430	1,400,000

Montana Total		583,810	$1,550,000
Wisconsin
River Falls	Vacant Land	80,958	$200,000

Wisconsin Total		80,958	200,000
Total Undeveloped Land		1,352,829	$2,760,000

Total Real Estate Owned			$919,780,802

Occupancy and Leases

     Occupancy rates shown above are for the fiscal year ended April 30, 2003. In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases, with the normal term being six months. Leases on commercial properties vary from month-to-month to 20 years.

Mortgage Loans Payable

     As of April 30, 2003, the above properties were encumbered with individual first mortgage liens totaling $539.4 million. The original principal balance was $572.8 million. Of the $539.4 million of mortgage indebtedness on April 30, 2003, $23.2 million is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan and the balance of fixed rate mortgages was $516.2 million. The principal payments due on all of the mortgage indebtedness are as follows:

Year Ending April 30	Mortgage Principal

2003	$15,118,657
2004	18,476,246
2005	17,736,455
2006	18,457,557
2007	38,261,152
Later Years	431,347,135

Total	$539,397,202

•	Title

The title to the interest owned by us in all of the above properties is in our name, the name of either IRET Properties or the name of one of our wholly-owned subsidiaries, in fee simple (in each case, we have in our files an attorney’s title opinion or a title insurance policy evidencing its title).

•	Insurance

In the opinion of management, all of said properties are adequately covered by casualty and liability insurance.

•	Planned Improvements and Acquisitions

We currently have plans to complete the expansion of the Southdale Medical Center in Edina, Minnesota, at an estimated cost of $13.7 million and to finance a $5.1 million addition to the existing Edgewood Vista facility in Virginia, Minnesota. Each year we carefully review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2003, we spent $13.9 million on capital improvements.

•	Contracts or Options to Sell

As of April 30, 2003, there were no contracts to sell any of our properties. We have, however, granted options to purchase certain assets to various third parties, with the exception of the Excelsior Retail Center option which is held by Charles Wm. James. Mr. James is currently an officer and member of our Board of Trustees. The option was granted prior to Mr. James becoming an officer and Board member. The option price is equal to the price paid by us plus an annual consumer price index (“CPI”) increase. Each option grants the right to purchase certain Trust assets at the greater of its appraised value or an annual compounded increase of 2.0% to 2.5% of the initial cost to us, with the exception of the Excelsior Retail Center which is an annual CPI increase in the purchase price. The property cost and gross rental revenue on these properties are as follows:

		Gross Rental Receipts

	Property Cost	2003	2002	2001

East Grand Station - EGF, MN	$1,392,251	$152,352	$152,352	$161,825
Edgewood Vista - Belgrade, MT	453,494	49,060	49,060	49,063
Edgewood Vista - Billings, MT	980,218	106,150	106,150	106,150
Edgewood Vista - Columbus, NE	455,626	49,060	49,060	49,063
Edgewood Vista - Duluth, MN	7,081,519	1,245,619	770,004	588,501
Edgewood Vista - EGF, MN	1,430,136	155,012	155,012	98,175
Edgewood Vista - Fremont, NE	552,172	58,911	58,911	19,637
Edgewood Vista - Grand Island, NE	455,626	49,060	49,060	49,063
Edgewood Vista - Hastings, NE	571,539	60,588	60,588	20,196
Edgewood Vista - Kalispell, MT	588,113	61,600	61,600	10,267
Edgewood Vista - Minot, ND	6,270,707	761,905	681,055	681,055
Edgewood Vista - Missoula, MT	962,428	120,175	113,644	104,500
Edgewood Vista - Omaha, NE	641,252	67,188	67,188	16,797
Edgewood Vista - Sioux Falls, SD	974,739	106,150	106,150	106,150
Edgewood Vista - Virginia, MN	7,070,369	759,000	0	0
Excelsior Retail Ctr - Excelsior, MN	900,000	22,346	0	0
Great Plains Software - Fargo, ND	15,375,154	1,875,000	1,875,000	1,875,000
HealthEast - Woodbury & Maplewood, MN	21,600,999	1,916,636	1,916,636	1,916,636

TOTAL	$67,756,342	$8,529,407	$6,271,469	$5,852,079

Summary of Real Estate Investment by State

	Total Real Estate
State	Investment	Percent of Total

Colorado
Residential	$39,758,067
Commercial	0

Total	$39,758,067	4.3%
Georgia
Residential	$0
Commercial	3,971,878

Total	$3,971,878	0.4%
Idaho
Residential	$3,894,385
Commercial	15,041,490

Total	$18,935,875	2.1%
Iowa
Residential	$4,765,404
Commercial	12,900,879

Total	$17,666,283	1.9%

	Total Real Estate
State	Investment	Percent of Total

Kansas
Residential	$27,526,053
Commercial	0

Total	$27,526,053	3.0%
Michigan
Residential	$0
Commercial	2,121,474

Total	$2,121,474	0.2%
Minnesota
Residential	$61,110,394
Commercial	401,714,620
Undeveloped	1,010,000

Total	$463,835,014	50.4%
Montana
Residential	$38,482,834
Commercial	7,284,253
Undeveloped	1,550,000

Total	$47,317,087	5.2%
Nebraska
Residential	$22,132,467
Commercial	14,724,210

Total	$36,856,677	4.0%
North Dakota
Residential	$112,084,375
Commercial	49,073,817

Total	$161,158,192	17.5%
South Dakota
Residential	$31,500,873
Commercial	8,021,565

Total	$39,522,438	4.3%
Texas
Residential	$38,097,248
Commercial	0

Total	$38,097,248	4.2%
Washington
Residential	$19,564,516
Commercial	0

Total	$19,564,516	2.1%
Wisconsin
Residential	$0
Commercial	3,250,000
Undeveloped	200,000

Total	$3,450,000	0.4%

Total	$919,780,802	100.0%

Mortgage Loans Receivable

Location	April 30, 2003 Balance	Rate

Other Mortgages
$501,000 and higher	$816,570	9%
$100,000 to $500,000	328,101	6.5-7.5%
$50,000 to $99,999	0	N/A
$20,000 to $49,999	63,269	8-10.9%
Less than $20,000	0	N/A

Total	$1,207,940

Less Allowance for doubtful accounts	25,000

	$1,182,940

Item 3. Legal Proceedings

     In the ordinary course of our operations we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that would have a material impact upon us.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to our shareholders during the fourth quarter of the fiscal year ended April 30, 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

Quarterly Share Data

     Since April 9, 2002, our Shares have traded on the NASDAQ National Market under the symbol IRETS. Prior to April 9, 2002, and from October of 1997, our Shares traded on the NASDAQ SmallCap Market. The following table reflects the range of high and low prices of our Shares for each full quarterly period within the two most recent years. This information is based on selling prices as reported on the NASDAQ National Market and NASDAQ SmallCap Market, as applicable.

Fiscal Quarter Ended	High	Low

07/31/01	10.49	8.25
10/31/01	9.43	8.80
01/31/02	10.00	9.00
04/30/02	10.45	9.51
07/31/02	11.90	8.55
10/31/02	11.00	9.05
01/31/03	11.00	9.66
04/30/03	10.00	8.98

Holders

     On June 30, 2003, we had 10,697 shareholders of record.

Unregistered Sale of Shares

     On February 1, 2003, the T.F. James Company was merged into IRET, Inc. As consideration for the merger, we issued 3,422,022 Shares and assumed outstanding debt and liabilities in the amount of $37.7 million. The issuance of these Shares was not registered under the Securities Act of 1933 and such Shares were issued in reliance upon Section 4(2) of the Securities Act. As a result of the merger, we acquired approximately 52 retail and commercial real estate properties containing approximately 807,154 square feet of rentable space, as well as eight underdeveloped or primarily vacant parcels of real estate. The merger increased our real estate portfolio by $70.2 million and is expected to increase gross rental revenues by $6.4 million on an annual basis.

Registered Sale of Shares and Repurchase of Shares

     During fiscal 2003, we sold 3,928,896 Shares under best efforts offerings through various brokers registered with the National Association of Securities Dealers. These Shares were sold at $9.50 per Share. We also issued 971,292 Shares pursuant to our distribution reinvestment plan. We repurchased fractional units of Shares during fiscal 2003 and 2002. Following is a two-year summary, by quarter, of the issuance of Shares in offerings, the issuance of distribution reinvestment Shares and the repurchase of fractional Shares:

	Shares	Dollars

05/01/01 Beginning Balance	24,068,346	$132,148,768
Quarter Ended 07/31/01
Distribution Reinvestment Plan	193,687	$1,609,600
Shares Redeemed	(816)	(7,101)

	24,261,217	$133,751,267
Quarter Ended 10/31/01
Shares Sold	60,140	$516,800
Distribution Reinvestment Plan	208,952	1,736,807
Shares Redeemed	(300)	(2,573)

	24,530,009	$136,002,301
Quarter Ended 01/31/02
Shares Sold	2,789,249	$23,367,681
Commissions Paid	N/A	(1,308,100)
Distribution Reinvestment Plan	221,169	2,463,087
Shares Redeemed	(843)	(8,032)

	27,539,584	$160,516,937

	Shares	Dollars

Quarter Ended 04/30/02
Shares Sold	98,598	$857,626
Commissions Paid	N/A	(1,285)
Distribution Reinvestment Plan	209,072	2,005,001
Shares Redeemed	(175)	(1,730)

	27,847,079	$163,376,549
Quarter Ended 07/31/02
Shares Sold	3,709,948	$32,886,846
Distribution Reinvestment Plan	229,520	2,193,872
Shares Redeemed	(568)	(5,658)

	31,785,979	$198,451,609
Quarter Ended 10/31/02
Shares Sold	13,580	$(60,539)
Distribution Reinvestment Plan	224,817	2,401,258
Shares Redeemed	(396)	(3,869)

	32,023,980	$200,788,459
Quarter Ended 01/31/03
Shares Sold	154,324	$1,279,172
Distribution Reinvestment Plan	238,763	2,294,508
Shares Redeemed	(1,130)	(11,396)

	32,415,937	$204,350,743
Quarter Ended 04/30/03
Shares Sold	3,473,066	$33,729,087
Distribution Reinvestment Plan	278,192	2,573,282
Shares Redeemed	(844)	(7,905)

	36,166,351	$240,645,207

Distributions

     We have paid quarterly cash distributions since July 1, 1971. Cash distributions paid during the past three fiscal years were as follows:

Fiscal Year	2003	2002	2001

July 1st	$.1540	$.1450	$.1325
October 1st	.1560	.1475	.1350
January 15th	.1570	.1500	.1400
April 1st	.1580	.1520	.1425

	$.6250	$.5945	$.5500

Item 6. Selected Financial Data for Fiscal Years Ended April 30, Including Discontinued Operations.

     Set forth below is selected financial data for the periods and dates indicated. This information should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and notes included in this Annual Report on Form 10-K.

	2003	2002	2001	2000	1999

Consolidated Income Statement Data
Revenue	$120,766,665	$93,016,069	$75,767,150	$55,445,193	$39,927,262
Income before gain/loss on properties and minority interest	15,486,435	13,865,934	10,187,812	8,548,558	6,401,676
Gain on repossession/ sale of properties	1,594,798	546,927	601,605	1,754,496	1,947,184
Minority interest of portion operating partnership income	(4,833,072)	(3,812,732)	(2,095,177)	(1,495,209)	(744,725)
Net income	12,248,161	10,600,129	8,694,240	8,807,845	7,604,135
Consolidated Balance Sheet Data
Total real estate investments	$845,324,970	$685,346,681	$548,580,418	$418,216,516	$280,311,442
Total assets	885,680,521	730,209,018	570,322,124	432,978,299	291,493,311
Shareholders’ equity	214,761,105	145,578,131	118,945,160	109,920,591	85,783,294
Consolidated Per Share (basic and diluted)
Net Income	.38	.42	.38	.42	.44
Distributions	.63	.59	.55	.51	.47

CALENDAR YEAR	2002	2001	2000	1999	1998

Tax status of distribution
Capital gain	0.0%	0.0%	0.7%	30.3%	6.3%
Ordinary income	68.3%	66.0%	86.8%	69.8%	76.0%
Return of capital	31.7%	34.2%	12.5%	0.0%	17.7%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 2003.

Revenues

     Total revenues of IRET Properties, our operating partnership, for fiscal 2003 were $119.1 million, compared to $90.9 million in fiscal 2002 and $74.1 million in fiscal 2001. The increase in revenues received during fiscal 2003 was $28.2 million greater than fiscal 2002 and $45.0 million greater than fiscal 2001. This increase resulted from:

Rent from 14 properties acquired in fiscal 2002 in excess of that received in 2002 from the same 14 properties	$16,427,325
Rent from 64 properties acquired in Fiscal 2003	10,643,595
Increase in rental income on existing properties	1,695,313
A decrease in straight-line rents	80,122
A decrease in ancillary income	19,311
A decrease in rent from properties sold	(673,203)

$28,192,463

Rent from 28 properties acquired in fiscal 2001 in excess of that received in 2001 from the same 28 properties	$11,236,492
Rent from 14 properties acquired in fiscal 2002	4,737,866
Increase in rental income on existing properties	960,240
An increase in straight-line rents	96,726
An increase in ancillary income	1,533
A decrease in rent from properties sold	(219,899)

$16,812,958

     As illustrated above, the substantial majority of the increase in our gross revenue for fiscal 2003 and 2002, respectively, resulted from the addition of new real estate properties to the IRET Properties’ portfolio rather than rental increases on existing properties. For the next 12 to 18 months, we expect acquisitions to be the most significant factor to increase our revenues and ultimately our net income. While acceptable real estate assets are still available for purchase, the slow economy combined with a widespread demand for real estate from traditional and non-traditional investors has resulted in a significant reduction in the investment returns from all types of real estate. This reduction in the rates of return has been offset to some extent by the dramatic drop in borrowing costs to historically low levels. While we were able to take advantage of those lower borrowing costs for most of our recent acquisitions, the majority of our debt is fixed and not prepayable without significant prepayment costs and fees.

Capital Gain Income

     IRET Properties realized capital gain income for fiscal 2003 of $1.6 million. This compares to $0.5 million of capital gain income recognized in fiscal 2002 and $0.6 million recognized in fiscal 2001. A list of the properties sold during each of these years showing sales price, depreciated cost plus sales costs and net gain (loss) is included below under the caption “Property Dispositions.” We anticipate that we will continue to sell our older and smaller locations as opportunities arise. We do not believe that this is inconsistent with our strategy of acquiring properties that we intend to retain for at least ten years.

Expenses and Net Income

     The operating income of IRET Properties for fiscal 2003 increased to $15.9 million from $14.3 million in fiscal 2002 and $10.8 million in fiscal 2001. Our net income for generally accepted accounting purposes for fiscal 2003 was $12.2 million, compared to $10.6 million in fiscal 2002 and $8.7 million in fiscal 2001. On a per share basis, net income was $.38 per share in fiscal 2003 compared to $.42 in fiscal 2002 and $.38 in fiscal 2001.

     These changes in operating income and net income result from the changes in revenues and expenses detailed below:

     For fiscal 2003, an increase in net income of $1.6 million, resulting from:

An increase in net rental income (rents, less utilities, maintenance, taxes, insurance and management)	$13,924,558
A decrease in interest income	(232,004)
An increase in ancillary income	19,311
An increase in interest expense	(6,984,293)
An increase in depreciation expense	(4,175,882)
A decrease in minority interest of operating partnership income	35,208
An increase in operating expenses, administrative, advisory & trustee services	(801,027)
An increase in minority interest of other partnership	(735,550)
An increase in amortization expense	(151,484)
A decrease in gain on sale of investments	(231,585)
An increase in discontinued operations, net	980,780

$1,648,032

     For fiscal 2002, an increase in net income of $1.9 million, resulting from:

An increase in net rental income (rents, less utilities, maintenance, taxes, insurance and management)	$12,239,178
A increase in interest income	309,122
An increase in ancillary income	1,533
An increase in interest expense	(5,394,980)
An increase in depreciation expense	(3,192,345)
An increase in minority interest of operating partnership income	(1,503,993)
An increase in operating expenses, administrative, advisory & trustee services	(336,458)
An increase in minority interest of other partnership	(198,564)
An increase in amortization expense	(121,012)
A decrease in gain on sale of investments	(54,678)
An increase in discontinued operations, net	158,086

$1,905,889

Factors Impacting Net Income During Fiscal 2003 as Compared to 2002 and 2001

     Compared to the prior two fiscal years, there were a number of factors that continued to limit the growth of our total revenue and ultimately negatively impacted our net income per share. A discussion of the factors having the greatest impact on our business compared to the prior two fiscal years is set forth below. While most of these negative influences show no signs of lessening in the next twelve months, the most significant negative factor, our uninvested cash that was raised in June, 2002, by our offering of additional Shares, was resolved during our second quarter of fiscal 2003 by the investment of such cash. Despite the positive development pertaining to our uninvested cash, the same factor reduced our full earnings for fiscal 2003.

•	Increased economic vacancy. During fiscal 2003, vacancy levels at our stabilized multi-family residential properties continued to increase throughout our entire portfolio from 5.9% at the end of 2002 to 7.8% at the end of fiscal 2003. Likewise, vacancy levels at our stabilized commercial properties increased from 0.9% at the end of fiscal 2002 to 4.7% at the end of fiscal 2003. A majority of the markets in which we operate continue to experience overall poor economic conditions as it pertains to job creation. The poor economic climate has translated directly into increased vacancy at many of our properties.

Our commercial vacancy is primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease. While not necessarily indicative of future business cycles, in past economic downturns, a recovery in occupancy levels generally trails the pick up in economic activity by twelve months or more. Despite some positive economic developments, we have yet to see an increase in demand for multi-family residential or commercial space. We continue to expect that demand in our markets for both apartments and commercial space will remain weak through the balance of 2003.

•	Uninvested cash. The most significant reason for the decline in net income per share during fiscal 2003, as compared to fiscal 2002 and fiscal 2001 is the large balance of cash and marketable securities. While this money was invested in short-term income producing investments, we ordinarily seek to invest in income producing real estate. During the first and second quarters of fiscal 2003, we were able to fully invest the proceeds from the equity raised during first quarter 2003 into income producing real estate. This delay in investing such proceeds resulted in a reduction in earnings per share for the fiscal year ending April 30, 2003.

•	Increased real estate taxes. Taxes imposed on our real estate properties increased by $4.5 million or 49.8% for the fiscal year ending April 30, 2003, as compared to the corresponding period of fiscal 2002. Of the increased real estate taxes, $3.4 million or 76.3% is attributable to the addition of new real estate acquired in fiscal 2002 and 2003, while $1.1 million or 23.7% is due to increased costs for real estate taxes on existing real estate assets. Most of our new property acquisitions during the past year were in Minnesota, a jurisdiction with higher property taxes than North Dakota and the other states in which we own property.

Under the terms of most of our commercial leases, the full cost of real estate tax is paid by the tenant as additional rent. One commercial property, Southdale Medical Center, which is located in Edina, Minnesota, accounts for $0.9 million or 20.0% of the increase in real estate tax costs for the fiscal year ending April 30, 2003. Due to increased vacancy at Southdale Medical Center during fiscal 2003 we were unable to fully recover the real estate tax cost from the tenants. We expect that the increased vacancy at Southdale Medical Center will persist for at least the first three months of fiscal 2004. For our noncommercial real estate properties, any increase in our real estate tax costs must be collected from tenants in the form of a general rent increase. While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased real estate tax costs. To further compound the problem, a number of states in which we operate are facing record state budget shortfalls. Our past experience is such shortfalls translate into local governments raising property taxes.

•	Increased maintenance expense. The maintenance expense category increased by $4.7 million or 64.3% for the fiscal year ending April 30, 2003, as compared to the corresponding period of fiscal 2002. Of the increased maintenance costs for the fiscal year ending April 30, 2003, $3.5 million or 74.9% is attributable to the addition of new real estate acquired in fiscal 2002 and 2003, while $1.2 million or 25.1% is due to increased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. Southdale Medical Center accounts for $0.8 million or 17.9% of the increase in maintenance costs for the fiscal year ending April 30, 2003. Due to increased vacancy at Southdale Medical Center during the fiscal year ending April 30, 2003, we were unable to fully recover the maintenance cost from the tenants. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase. While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•	Increased utility expense. The utility expense category increased by $2.8 million or 54.3% for the fiscal year ending April 30, 2003, as compared to the corresponding period of fiscal 2002. Of the increased utility costs, $1.8 million or 64.4% is attributable to the addition of new real estate acquired in fiscal 2002 and 2003, while $1.0 million or 35.6% is due to increased costs for utilities on existing real estate assets. Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent. Southdale Medical Center accounts for $0.7 million or 25.7% of the increase in utility costs for the fiscal year ending April 30,

2003. Due to increased vacancy at Southdale Medical Center during the fiscal year ending April 30, 2003, we were unable to fully recover the utility cost from the tenants. For our other noncommercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase. While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased utility costs. Since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters will have a large impact on our utility costs.

•	Increased administrative and operating expense. Administrative and operating expenses increased by $0.8 million or 37.5% for the fiscal year ending April 30, 2003, as compared to the corresponding period of fiscal 2002. Of this increase in administrative and operating expense for the fiscal year ending April 30, 2003, $139,000 or 17.4% was due to professional fees and costs associated with our offering of Shares in the first quarter of fiscal 2003. In prior years, the work associated with offerings of Shares to the public was largely done by our employees. Over the past year we have hired ten new employees. The addition of these new employees, together with increases in the wages and benefits paid to existing employees, account for $428,044 or 53.4% of the increase in administrative and operating costs for the fiscal year ending April 30, 2003.

•	Increased insurance premiums. Insurance expense increased by $0.9 million or 66.4% for the fiscal year ending April 30, 2003, compared to the prior fiscal year. Of the increased insurance costs, $331,286 or 38.4% is attributable to the addition of new real estate, while $0.5 million or 61.6% is due to increased premium costs for coverage on existing real estate assets. Under the terms of most of our commercial leases, the full cost of insurance is paid by the tenant as additional rent. For our other real estate properties, any increase in our insurance costs must be collected from tenants in the form of a general rent increase. While we have implemented portfolio wide rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased insurance costs. We do not expect our insurance costs to decline during fiscal 2004.

•	Slower increase of interest expense. Our mortgage debt increased $79.8 million or 17.4% for the fiscal year ending April 30, 2003. Due to the fact that interest rates on new mortgages incurred during those periods were at lower rates than mortgages in prior periods, our interest expense increased by only $7.3 million or 25.4% for the fiscal year ending April 30, 2003, as compared to the corresponding periods of fiscal 2002. Of the increased interest expense for the fiscal year ending April 30, 2003, $8.0 million or 110.3% is attributable to the addition of new real estate, while interest expenses on existing real estate assets declined by $0.7 million or 10.3%, due primarily to the decline in interest rates on our adjustable rate mortgages.

•	Increased minority partnership interests. In addition to the factors discussed above that have negatively impacted our earnings per share despite an overall increase in gross revenue, the increase in the number of limited partnership units issued by IRET Properties has also had an impact on our revenue per share. Even though our revenue increased by $28.2 million or 31.0% for the fiscal year ending April 30, 2003, our net income only increased $1.6 million or 15.5%. For the fiscal year ending April 30, 2003, outstanding limited partnership units increased by 569,789. Under the terms of the Agreement of Limited Partnership of IRET Properties, each limited partner is entitled to an equal allocation of net income or net loss. Limited partnership units are issued in exchange for the contribution of an interest in real estate. If capital gain income and the limited partnership ownership interest reflected as minority interests on the financial statements are excluded, the increase in net income is more closely related to the increase in revenue:

For the Fiscal Year Ending	04/30/03	04/30/02	% Change

Net Income	$12,248,161	$10,600,129	15.5%
Add back portion allocated to:
minority interests – other partnerships	934,114	198,564
minority interests – operating partnerships	3,679,239	3,714,447
Add back Discontinued Operations	686,750	(294,030)
Subtract capital gain income	(315,342)	(546,927)

Total Portfolio Net Income	$17,232,922	$13,672,183	26.0%

Telephone Endorsement Fee

     During fiscal 2001, we received a payment of $0.9 million from a major telecommunications provider for allowing marketing access by that provider to residents of the apartment communities owned by us, totaling 5,863 units. The contract provides that we will allow promotional materials to be placed in our apartment communities advertising the availability of tele-communication services over a 12-year period. Of this payment, $110,979 was recognized as income by us during fiscal 2001, $65,959 in fiscal 2002, and $65,959 in fiscal 2003. The balance of $0.6 million will be recognized ratably over the remaining portion of the contract period and there is a possibility of a refund of these monies if we should violate the contractual terms of the agreement.

The remainder of this page has been intentionally left blank.

Comparison of Results from Commercial and Residential Properties

     The following is an analysis of the contribution by each of the two categories of real estate owned by us - multi-family residential and commercial:

Fiscal Years Ended 4/30	2003	%	2002	%	2001	%

Real Estate Investments - net of accumulated depreciation
Commercial	$495,777,967	59%	$333,092,927	49%	$218,261,880	40%
Residential	348,364,063	41%	348,300,992	51%	329,281,443	60%

Total	$844,142,030	100%	$681,393,919	100%	$547,543,323	100%
Gross Real Estate Rental Revenues
Commercial	$59,166,328	50%	$32,298,473	36%	$18,672,410	25%
Residential	59,734,691	50%	58,429,394	64%	55,244,032	75%

Total	$118,901,019	100%	$90,727,867	100%	$73,916,442	100%
Expenses - before depreciation - see Note 11 to Financial Statement for detail
Commercial	$36,645,248	46%	$17,705,181	30%	$9,851,021	20%
Residential	43,252,081	54%	40,561,869	70%	39,100,225	80%

Total	$79,897,329	100%	$58,267,050	100%	$48,951,246	100%
Segment Gross Profit - before depreciation
Commercial	$22,521,080	58%	$14,593,292	45%	$8,821,389	35%
Residential	16,482,610	42%	17,867,525	55%	16,143,807	65%

Total	$39,003,690	100%	$32,460,817	100%	$24,965,196	100%

Commercial Properties - Analysis of Lease Expirations and Credit Exposure

     The following table shows the annual lease expiration percentages for the commercial properties owned by us as of April 30, 2003, for fiscal years 2004 through 2013 and the leases that will expire during fiscal year 2014 and beyond.

			Annualized Base	Percentage
		Percentage of	Rent of Expiring	of Total
Year of Lease	Square Footage of	Total Leased	Leases at	Annualized
Expiration	Expiring Leases	Square Footage	Expiration	Base Rent

2004	979,937	16.1%	$3,064,411	11.1%
2005	636,434	10.5%	2,561,956	9.3%
2006	221,361	3.6%	1,357,818	4.9%
2007	500,520	8.2%	2,007,415	7.3%
2008	344,586	5.7%	2,196,470	8.0%
2009	248,550	4.1%	1,148,447	4.2%
2010	218,343	3.6%	731,238	2.7%
2011	605,642	10.0%	2,536,823	9.2%
2012	102,156	1.7%	1,172,397	4.3%

		Percentage of Total	Annualized Base Rent of Expiring	Percentage
Year of Lease	Square Footage of	Leased Square	Leases at	of Total Annualized
Expiration	Expiring Leases	Footage	Expiration	Base Rent

2013	97,821	1.6%	$392,109	1.4%
2014 and beyond	2,128,238	35.0%	10,402,079	37.7%

Total	6,083,588	100.0%	$27,571,165	100.0%

     The following table shows the percentage of commercial leases by size of leased space in 10,000 square foot increments as of April 30, 2003:

			Percentage of
	Percentage of		Aggregate Portfolio
	Aggregate Portfolio	Annualized	Annualized
Square Feet Under Lease	Leased Square Feet	Base Rent	Base Rent

10,000 or Less	19.9%	$16,677,964	30.5%
10,001 - 20,000	10.3%	5,563,520	10.2%
20,001 - 30,000	12.0%	6,212,521	11.4%
30,001 - 40,000	5.6%	2,926,213	5.4%
40,001 - 50,000	6.2%	2,428,473	4.4%
50,001 +	46.0%	20,814,261	38.1%

Total	100.0%	$54,622,952	100.0%

     The following table lists our top ten commercial tenants on April 30, 2003, for all commercial properties owned by us:

		% of Total
Lessee	Monthly Rent	Commercial Rent

Edgewood Living Communities, Inc.	$269,968.53	5.5%
HealthEast - Woodbury & Maplewood	159,719.68	3.2%
Microsoft - Great Plain	156,250.00	3.2%
Northland Insurance Company	146,749.00	3.0%
Smurfit - Stone Container Corp.	141,704.51	2.9%
Alliant Techsystems, Inc.	101,098.00	2.1%
Wilsons The Leather Experts Inc.	94,791.67	1.9%
Miracle-Ear, Inc.	86,842.00	1.8%
Agere Systems, Inc.	79,755.00	1.6%
Barnes & Noble, Inc.	68,615.24	1.4%
All Others	3,625,033.67	73.4%

Total Monthly Rent as of April 30, 2003	$4,930,527.30	100.0%

Results from Stabilized Properties

     We define fully stabilized properties as those both owned at the beginning of the prior fiscal year and having completed the rent-up phase (90% occupancy). “Same-store” results for fiscal 2003 and 2002 for residential and commercial were:

Same-Store Residential	2003	2002	% Change

Scheduled Rent	$60,155,653	$59,282,878	1.5%

Total Receipts	$56,626,760	$57,166,149	(0.9)%

Utilities & Maintenance	10,731,423	10,125,196	6.0%
Management	5,961,333	6,783,170	(12.1%)
Taxes	6,411,780	6,380,233	.5%
Insurance	1,390,900	1,016,735	36.8%
Mortgage Interest	16,226,409	16,126,887	.6%

Total Expenses	$40,721,845	$40,432,221	.7%

Net Operating Income	$15,904,915	$16,733,928	(5.0)%

Same-Store Commercial	2003	2002	% Change

Scheduled Rent	$24,024,468	$23,692,181	1.4%

Total Receipts	$29,706,330	$28,207,331	5.3%

Utilities & Maintenance	2,948,228	1,322,153	123.0%
Management	1,182,231	802,206	47.4%
Taxes	3,070,276	2,043,417	50.3%
Insurance	287,125	137,075	109.5%
Mortgage Interest	10,673,321	11,026,743	(3.2%)

Total Expenses	$18,161,181	$15,331,594	18.5%

Net Operating Income	$11,545,149	$12,875,737	(10.3%)

Property Acquisitions

     IRET Properties added $177.2 million of real estate investments to its portfolio during fiscal 2003, compared to $143.3 million added in fiscal 2002 and $143.0 million in fiscal 2001. The fiscal 2003 and 2002 additions are detailed below.

Fiscal 2003 (May 1, 2002 to April 30, 2003)

				Purchase
Residential	Location	Property Type	Units	Price

East Park Apartments	Sioux Falls, SD	Apartment Community	84	$2,520,354
Sycamore Village	Sioux Falls, SD	Apartment Community	48	1,417,699

Total Residential			132	$3,938,053

			Square	Purchase
Commercial	Location	Property Type	Foot	Price

Abbott Northwestern	Sartell, MN	Commercial Medical	60,095	$12,993,496
Airport Medical	Bloomington, MN	Commercial Medical	24,218	4,678,418
Anoka Strip Center	Anoka, MN	Commercial Retail	10,625	725,000
Brenwood Office Park	Minnetonka, MN	Commercial Office	176,917	14,014,085
Burnsville Strip Center	Burnsville, MN	Commercial Retail	8,400	760,000
Central Bank	Eden Prairie, MN	Commercial Office	39,525	4,600,000
Champion Auto Center	Forest Lake, MN	Commercial Retail	6,836	496,000
Chanhassen Retail Center	Chanhassen, MN	Commercial Retail	135,969	20,850,000
Checkers Auto	Rochester, MN	Commercial Retail	6,225	440,000
Checkers Auto	Faribault, MN	Commercial Retail	5,600	340,000
Chiropractic Office Bldg	Greenwood, MN	Commercial Office	1,600	330,000
Dilly Lily	St. Louis Park, MN	Commercial Retail	3,444	340,000
Dixon Industrial Park	Des Moines, IA	Commercial Industrial	604,711	11,872,351
Eagan Strip Center I	Eagan, MN	Commercial Retail	5,400	510,405
Eagan Strip Center II	Eagan, MN	Commercial Retail	13,901	1,348,714
Edgewood Vista	Hermantown, MN	Assisted Living	44,365	4,623,938
Evergreen Center	Pine City, MN	Commercial Retail	63,225	2,800,000
Excelsior Strip Center	Excelsior, MN	Commercial Retail	7,993	900,000
Express Center	Fargo, ND	Commercial Retail	30,227	1,425,000
Forest Lake Retail Center	Forest Lake, MN	Commercial Retail	100,656	8,007,107
Gas Plus More	Paynesville, MN	Commercial Retail	4,800	365,000
Interstate Bakery	St. Paul, MN	Commercial Retail	6,225	320,000
Interstate Bakery	Mounds View, MN	Commercial Retail	4,560	290,000
Inver Grove Center PDQ	Inver Grove, MN	Commercial Retail	8,400	940,000
Jamestown Mall	Jamestown, ND	Commercial Retail	99,403	1,320,000
Pamida	Kalispell, MT	Commercial Retail	52,000	2,500,000
Pamida	Livingston, MT	Commercial Retail	41,200	1,800,000
Pamida	Ladysmith, WI	Commercial Retail	41,000	1,500,000
Park Dental	Brooklyn Center, MN	Commercial Medical	10,008	2,952,052
Paul Larson Clinic	Edina, MN	Commercial Medical	12,140	1,012,962
PDQ	Burnsville, MN	Commercial Retail	8,526	980,000
PDQ	Prior Lake, MN	Commercial Retail	6,800	970,746
PDQ	Eagan, MN	Commercial Retail	3,886	782,896
PDQ	Mound, MN	Commercial Retail	3,864	360,000
Plaza VII	Boise, ID	Commercial Office	27,297	3,357,662
Prior Lake Peak	Prior Lake, MN	Commercial Retail	4,200	478,800
Sam Goody	Willmar, MN	Commercial Retail	6,225	400,000
Schofield Plaza	Schofield, MN	Commercial Retail	53,764	1,750,000
Southdale Expansion	Edina, MN	Commercial Medical		7,056,438
Three Paramount Plaza	Edina, MN	Commercial Office	75,526	7,367,227
Tom Thumb	Lakeville, MN	Commercial Retail	9,500	1,262,945
Tom Thumb	Monticello, MN	Commercial Retail	3,575	855,000
Tom Thumb	Oakdale, MN	Commercial Retail	6,266	730,000
Tom Thumb	Long Prairie, MN	Commercial Retail	5,216	700,000
Tom Thumb	Ham Lake, MN	Commercial Retail	4,800	535,000

			Square	Purchase
Commercial	Location	Property Type	Foot	Price

Tom Thumb	Glencoe, MN	Commercial Retail	4,800	$530,000
Tom Thumb	Blaine, MN	Commercial Retail	8,750	520,000
Tom Thumb	Bethel, MN	Commercial Retail	4,800	510,000
Tom Thumb	Buffalo, MN	Commercial Retail	7,700	460,000
Tom Thumb	Lakeland, MN	Commercial Retail	3,650	440,000
Tom Thumb	Lino Lakes, MN	Commercial Retail	6,325	440,000
Tom Thumb	Pine City, MN	Commercial Retail	4,800	440,000
Tom Thumb	Winsted, MN	Commercial Retail	3,571	410,000
Tom Thumb	Howard Lake, MN	Commercial Retail	3,571	380,000
Tom Thumb	Centerville, MN	Commercial Retail	3,000	330,000
Tom Thumb	Shoreview, MN	Commercial Retail	3,000	330,000
Tom Thumb	Lindstrom, MN	Commercial Retail	4,000	320,000
Tom Thumb	Mora, MN	Commercial Retail	3,571	300,000
Tom Thumb	Andover, MN	Commercial Retail	3,000	280,000
Tom Thumb	Sauk Rapids, MN	Commercial Retail	3,575	250,000
UH Medical	St. Paul, MN	Commercial Medical	43,046	7,407,752
Westgate Office Ctr North	Boise, ID	Commercial Office	103,332	11,509,091
Wilson’s Leather	Brooklyn Park, MN	Commercial Industrial	353,049	13,010,645

Total Commercial			2,416,653	$170,508,730

Undeveloped Land
Andover, MN		Undeveloped Land		$150,000
Centerville, MN		Undeveloped Land		100,000
Inver Grove, MN		Undeveloped Land		560,000
Kalispell, MT		Undeveloped Land		1,400,000
Libby, MT		Undeveloped Land		150,000
Long Prairie, MN		Undeveloped Land		150,000
Prior Lake, MN		Undeveloped Land		50,000
River Falls, MN		Undeveloped Land		200,000

Total Undeveloped Land				$2,760,000

Total Fiscal 2003 Acquisitions				$177,206,783

Fiscal 2002 (May 1, 2001 to April 30, 2002)

				Purchase
Residential	Location	Property Type	Units	Price

Applewood on the Green	Omaha, NE	Apartment Community	234	$10,810,426
Canyon Lake Apartments	Rapid City, SD	Apartment Community	109	4,280,120
Oakmont Apartments	Sioux Falls, SD	Apartment Community	80	5,257,468
Pinehurst Apartments	Billings, MT	Apartment Community	21	751,310
Sunset Trail Phase II	Rochester, MN	Apartment Community	73	2,851,600

Total Residential			517	$23,950,924

			Square	Purchase
Commercial	Location	Property Type	Foot	Price

Bloomington Bus. Plaza	Bloomington, MN	Multi-tenant Office	114,819	$7,445,108
Cottage Grove Center	Cottage Grove, MN	Strip Mall	15,217	1,116,089
Edgewood Vista	Virginia, MN	Assisted Living	70,313	6,958,383
Interlachen	Edina, MN	Multi-tenant Office	105,084	16,691,306
Mendota Hghts. Office	Mendota Heights, MN	Multi-tenant Office	428,065	51,280,260
Morgan Chemical	New Brighton, MN	Industrial Building	49,620	2,428,810
Stone Container	Roseville, MN	Industrial Building	229,072	8,265,238
Thresher Square E & W	Minneapolis, MN	Multi-tenant Office	113,736	11,119,958
Wayroad	Minnetonka, MN	Commercial Office	62,383	5,394,985
Wirth Corporate Center	Golden Valley, MN	Commercial Office	75,216	8,629,281
Total Commercial			1,263,525	$119,329,418

Total Fiscal 2002 Acquisitions				$143,280,342

Property Dispositions

     Real estate assets sold by IRET Properties during fiscal 2003 and 2002 were as follows:

		Book Value
Property Sold	Sales Price	Sales Costs	Gain/Loss

2003
Eastwood Apartments	$620,000	$438,188	$181,812
Oak Manor Apartments	420,000	342,377	77,623
Jenner Apartments	275,000	271,867	3,133
Cottage Grove Strip Center	1,275,000	1,222,226	52,774
Creekside Office Building	1,950,000	1,795,416	154,584
America’s Best	3,350,000	3,655,757	(305,757)
Century Apartments	3,250,000	1,819,371	1,430,629
Edgewood Vista – Duluth Land	102,000	102,000	0

Total Fiscal 2003 Gain			$1,594,798

		Book Value
Property Sold	Sales Price	Sales Costs	Gain/Loss

2002
Sunchase Apartments	$1,100,000	$803,591	$296,409
Lester Chiropractic Clinic	317,500	232,221	85,279
Carmen Court – Magic City Apartments	295,000	291,654	3,346
Walter’s Building	0	35,062	(35,062)
Corner Express	1,714,713	1,460,403	254,310

Total Fiscal 2002 Gain			$604,282

Funds from Operations

     Funds from operations (“FFO”) for the operating partnership increased to $34,178,597 for fiscal 2003, compared to $29,143,549 for fiscal 2002, and $22,440,463 for fiscal 2001. We consider FFO a useful measure of performance for an equity REIT. FFO is a supplemental non-GAAP financial measurement used as a standard in the real estate industry to measure and compare the operating performance of real estate companies. We adhere to the NAREIT definition of FFO. NAREIT defines FFO as net income or loss, excluding gains on losses from sales of depreciated property, plus operating property depreciation and amortization and adjustments for minority interest and unconsolidated companies on the same basis. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition.

     FFO should not be considered as an alternative to net income determined in accordance with GAAP as a measure of our liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of our needs or our ability to service indebtedness or make distributions. A reconciliation of FFO to GAAP net income is as follows:

Reconciliation of Net Income to Funds From Operations (unaudited)
For the Twelve-Month Periods ended April 30, 2003 and 2002 and 2001

	12 MONTHS ENDED

	04-30-03			04-30-02			04-30-01

		Weighted			Weighted			Weighted
		Avg	Per		Avg	Per		Avg	Per
	Amount	Shares(2)	Share	Amount	Shares(2)	Share	Amount	Shares(2)	Share

NET INCOME AVAILABLE FOR COMMON SHARES	$12,248,161	32,574,429	$0.38	$10,600,129	25,492,282	$0.42	$8,694,240	23,071,500	$0.38
Add Back:
Minority interest in earnings of unitholders	$3,898,958	10,040,669		$3,614,168	8,289,087		$2,095,177	5,506,200

FULLY DILUTED NET INCOME	$16,147,119	42,615,098	$0.38	$14,214,297	33,781,369	$0.42	$10,789,417	28,577,700	$0.38

Adjustments:
Depreciation and Amortization(1)	$19,626,276			$15,476,179			$12,252,651
(Earnings) loss from depreciable property sales	(1,594,798)			(546,927)			(601,605)

FULLY DILUTED FUNDS FROM OPERATIONS	$34,178,597	42,615,098	$0.80	$29,143,549	33,781,369	$0.86	$22,440,463	28,577,700	$0.79

Cash distributions paid to shareholders/unitholders (3)	$26,586,680			$20,272,212			$15,732,399

(1)	Depreciation on office equipment and other assets used by us are excluded. Amortization of financing and other expenses are excluded, except for amortization of leasing commissions which are included.

(2)	Limited partnership units of IRET Properties are exchangeable for Shares on a one-for-one basis.

(3)	Cash distributions are paid equally on Shares and limited partnership units. It is our intent to distribute approximately 65.0% to 80.0% of FFO to our shareholders and the holders of limited partnership units of IRET Properties.

Self-Advised Status

     On July 1, 2000, IRET Properties became self-advised. Prior to that date, Odell-Wentz and Associates, L.L.C., pursuant to an advisory contract with us, provided all office space, personnel, office equipment, and other equipment and services necessary to conduct all of our day-to-day operations. Odell-Wentz and its predecessor firms had acted as our advisor since our inception in 1970. We obtained an independent appraisal of the value of the advisory business and assets from certified public accountants not otherwise employed by either us or the advisory company. The purchase price for the business and assets was $2.1 million allocated as follows:

Real Estate	$475,000
Furniture, Fixtures & Vehicles	193,350
Goodwill	1,645,000
Less Real Estate Mortgages Assumed	(230,000)

$2,083,350

     IRET Properties issued 255,000 limited partnership units in exchange for the above-described assets. Except for Roger R. Odell, who retired on July 1, 2000, all officers and employees of Odell-Wentz and Associates, L.L.C. were retained by IRET Properties.

Cash Distributions

     The following cash distributions were paid to our shareholders and holders of limited partners units during fiscal years 2003, 2002, and 2001:

Date	2003	2002	2001

July 1,	$.1540	$.1450	$.1325
October 1,	.1560	.1475	.1350
January 15,	.1570	.1500	.1400
April 1,	.1580	.1520	.1425

	$.6250	$.5945	$.5500

     The fiscal 2003 cash distributions increased 5.1% over the cash distributions paid during fiscal year 2002 and 13.6% over fiscal 2001.

Liquidity and Capital Resources

     Important equity capital and financing events in fiscal 2003 were:

•	As a result of the sale of additional Shares, shareholder equity increased during fiscal 2003 by $77.3 million. Additionally, the equity capital of IRET Properties was increased by $3.9 million as a result of contributions of real estate in exchange for limited partnership units and the minority interest in other partnerships controlled by us increased by $1.4 million, resulting in a total increase in equity capital for IRET Properties of $82.6 million.

•	Cash and marketable securities on April 30, 2003, totaled $18.6 million compared to $22.8 million on the same date in 2002 and $9.4 million in 2001.

•	Mortgage loan indebtedness increased due to the acquisition of new investment properties to $539.4 million on April 30, 2003, from $459.6 million on April 30, 2002, and $369.0 million on April 30, 2001. The weighted interest rate on these loans increased to 7.4% per annum from 7.4% on April 30, 2002, and compared to 7.6% at the end of fiscal 2001.

•	The issuance of investment certificates was discontinued in April 2002, and the $9.0 million of certificates outstanding on April 30, 2003, will be redeemed upon maturity as follows:

Certificates Maturing	Face Amount

Fiscal 2003	$1,908,958
Fiscal 2004	2,305,138
Fiscal 2005	2,271,037
Fiscal 2006	2,407,958
Fiscal 2007	141,605

Total	$9,034,696

•	New real estate investments of $177.2 million were made by IRET Properties in fiscal 2003, compared to $143.3 million in fiscal 2002 and $143.0 million in fiscal 2001.

•	Net cash provided from operating activities increased to $38.5 million from $26.9 million due to the addition of new investments to our real estate portfolio.

•	Net cash used in investing activities decreased to $59.3 million from the $75.9 million used in fiscal 2002. This decrease resulted because less cash was needed to acquire new investment properties.

•	Net cash provided from financing activities also decreased to $24.0 million from the year earlier figure of $54.9 million because of a small decrease in our activity in acquiring new properties using borrowed funds.

•	We currently have plans to complete the expansion of the Southdale Medical Center at an estimated cost of $13.7 million and to finance a $5.1 million addition to the existing facility of Edgewood Vista, in Virginia, Minnesota.

•	As of year-end April 30, 2003, we had entered into agreements to purchase the following:

Property	Address	Purchase Price

Benton Business Park	940 Industrial Drive South - Sauk Rapids, MN	$1,600,000
West River Business Park	416 Great Oak Drive - Waite Park, MN	1,500,000
Nebraska Orthopedic Hospital	Omaha, NE	19,400,000

Total Pending		$22,500,000

All pending acquisitions are subject to certain conditions and contingencies and, therefore, no assurance can be given that these transactions will be consummated. On July 1, 2003, we did, however, complete the acquisition of Benton Business Park and West River Business Park.

     We expect that our short-term liquidity requirements will be met through the net cash provided by our operations and also expect that we will meet our long-term liquidity requirements, including scheduled debt maturities, maturing investment certificates, construction and development activities, and property acquisitions through long-term secured borrowings and the issuance of additional equity securities, including Shares, as well as limited partnership units of IRET Properties.

     We believe that our net cash provided by operations will continue to be adequate to meet both operating requirements and cash distributions to our shareholders in accordance with REIT requirements in both the short and long term. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are expected to be funded from cash flow generated from operations of current properties.

     In addition to our cash and marketable securities, IRET Properties has unsecured line of credit agreements with First International Bank & Trust, Bremer Bank, and First Western Bank & Trust, all of Minot, North Dakota, totaling $19.4 million. On April 30, 2003, there were $10.6 million of borrowings outstanding. On April 30, 2002 and 2001, there were no borrowings outstanding.

Certain Relationships and Related Transactions

Property Management Services

     Hoyt Properties, Inc., a provider of property management services (“Hoyt Properties”), is owned by Steven B. Hoyt, a member of our Board. During the fiscal year ended April 30, 2003, Hoyt Properties managed the following commercial buildings pursuant to written management contracts:

Cold Spring Center	4150 2nd Street South, St. Cloud, MN

2030 Cliff Road	2030 Cliff Road, Eagan, MN

Plymouth IV & V	5000 & 5010 Cheshire Lane, Plymouth, MN

Nicollet VII	12109-12139 Nicollet Avenue South, Burnsville, MN

Burnsville Bluffs	11351 Rupp Drive, Burnsville, MN

Pillsbury Business Center	8300-8324 Pillsbury Avenue South, Bloomington, MN

Bloomington Business Plaza	9201 East Bloomington Freeway, Bloomington, MN

Thresher Square	700 & 708 South 3rd Street, Minneapolis, MN

Wirth Corporate Center	4101 Dahlberg Drive, Golden Valley, MN

Brenwood Office Complex 1, 2, 3 & 4	5620, 5640, 5700, 5720 Smetana Drive, Minnetonka, MN

     Effective July 1, 2003, Hoyt Properties, Inc. no longer manages 2030 Cliff Road. The Company assumed management of such property directly.

     As compensation for its services, Hoyt Properties receives a monthly fee of 5% percent of the gross rental income, provided that such management fee is reimbursable by the building’s tenants pursuant to the tenant’s lease agreement. In the event that the Company is not reimbursed for such fee by a tenant and must pay such fee from our rent proceeds, the annual fee is 3.5% of the gross rental proceeds. In addition to such management fee, Hoyt Properties is paid a separate fee for leasing space to tenants at each location. Any leasing commissions earned by Hoyt Properties are not reimbursed by the building’s tenants. The leasing commission rates are set forth in a written contract between the Company and Hoyt Properties.

     Each of the written management and leasing contracts with Hoyt Properties commenced on April 1, 2001, with the exception of the contracts for Bloomington Business Plaza, which commenced on October 1, 2001, Thresher Square, which commenced on January 2, 2002, Wirth Corporate Center, which commenced on April 1, 2002, and Brenwood Office Complex, which commenced on October 1, 2002. All such contracts may be terminated by either party on 30 days written notice for any reason and without penalty. In fiscal 2003, the Company paid management fees to Hoyt Properties in the amount of $503,976, 99.9% of which has been reimbursed by the tenants. Additionally, during that same period, the Company paid leasing commissions to Hoyt Properties in the amount of $179,553. The Company believes that all of the terms of the management contracts are commercially reasonable and are on terms no less favorable than we could have obtained from unrelated property management firms.

     We currently have a management contract with Investors Management and Marketing, Inc. (“IMM”). Until July 2000, there was a relationship between IMM, Odell-Wentz and IRET because of the affiliation of Mr. Roger Odell with each entity. Specifically, Mr. Odell was a majority owner of IMM; a 50% owner of Odell-Wentz, our advisor; and an officer of IRET.

Mr. Odell retired from all positions with IRET in July 2000, and since that time has had no relationship with us. In July 2000, we purchased Odell-Wentz and converted to self-advised status. IMM still manages a number of our apartment complexes. All management contracts with IMM are at fees ranging from 3.0% to 5.0% of gross rents and may be terminated on a 30-day written notice without penalty.

Bloomington Business Plaza

     On October 1, 2001, we acquired the Bloomington Business Plaza from a general partnership controlled by Steven B. Hoyt. The property was acquired pursuant to the terms of a contract dated January 8, 2001, as amended by an agreement dated September 27, 2001. At the time of acquisition, Mr. Hoyt was a member of our Board of Trustees. At the time the original acquisition contract was signed, however, Mr. Hoyt was not a member of our Board of Trustees.

     The property was purchased for an agreed value of $7.2 million, of which $215,000 was paid in cash and the balance of $7.0 million of which was paid with 812,405 limited partnership units of IRET Properties having a value of $8.60 per unit. The limited partnership units are convertible on a one-to-one basis to Shares. The units must be held for a two-year period before they may be converted to Shares and sold. In addition to the purchase price of $7.2 million, we incurred acquisition costs of $203,989 for commissions, loan costs and legal costs. The acquisition was approved by all of the members of our Board of Trustees. A subsequent independent appraisal of the property as part of the loan process determined the value of the property to be $7.0 million.

     Bloomington Business Plaza is a multi-tenant office/warehouse building constructed in 1985. It consists of 121,064 square feet of leasable space. As of June 1, 2003, the property was 100.0% leased to 22 tenants with remaining lease terms ranging from four months to 54 months. All rents paid by the current tenants are at market rates. No one tenant occupies more than 18.0% of the leasable space.

Acquisition of Thresher Square East and West

     On January 2, 2002, we acquired a seven-story office building containing 112,836 square feet located at 700 and 708 South Third Street, Minneapolis, Minnesota, from WPT I, L.L.C. WPT I, L.L.C. is an affiliate of Steven B. Hoyt, a member of our Board of Trustees, in that Mr. Hoyt owns 78% of WPT I, L.L.C.

     The property was purchased for an agreed value of $10.9 million, which was paid by the assumption of existing debt with unpaid principal balances of $3.7 million and $2.6 million, respectively, as of January 1, 2002. The assumed debt bears interest at the rates of 7.0% and 7.4%, respectively, payable in monthly installments of $34,582 and $33,270, respectively, amortized over remaining terms of 14 years and nine years, respectively. The balance of $4.4 million was paid by the distribution of 507,651 limited partnership units of IRET Properties to the seller with an agreed value of $8.60 per unit. The limited partnership units are convertible on a one-to-one basis to shares of beneficial interest of IRET. The units must be held for a two-year period before they may be converted to shares of IRET and sold. In addition to the purchase price, IRET incurred acquisition costs of $168,574.56 for commission and legal costs.

     All of the members of our Board of Trustees approved the transaction as being fair and reasonable to us and determined that substantial justification existed for us to pay a price greater than the cost of the property to WPT I, L.L.C. Mr. Hoyt abstained from the vote. We did not obtain an independent appraisal of the property, however, we did prepare an internal current appraisal of the property that determined the value to be $10.9 million.

     As of June 1, 2003, the property was 71.0% leased to seven different tenants with remaining lease terms of six months to six years. No one tenant leases more than 52.6% of the property.

Acquisition of Brenwood Office Complex from Steven B. Hoyt, Marisa Moe and Natalie Hoyt

     During fiscal 2003, the Company acquired four commercial buildings from affiliates of Steven B. Hoyt, a member of our Board. On October 1, 2002, the Company acquired a 51.0% ownership interest in IRET-BD, LLC, a Minnesota limited liability company, for $13.1 million with the total joint venture project having an independent third-party appraised value of $25.7 million. The joint venture partners are Steven B. Hoyt, Marisa Moe and Natalie Hoyt, who own 29.4%, 9.8% and 9.8% respectively. Marisa Moe and Natalie Hoyt are the adult daughters of Steven B. Hoyt. Steven B. Hoyt, Natalie Hoyt and Marisa Moe acquired their respective interest in the joint venture by contributing a parcel of real estate known as Brenwood Office Complex located at 5620 in Minnetonka, Minnesota, which was previously acquired on February 1, 2002, by Steven Hoyt, Natalie Hoyt and Marisa Moe for a purchase price of $12.5 million. This transaction required the approval of a majority of our Board and a majority of the independent members of our Board. Such approval was obtained on August 21, 2003. The office complex was appraised by an independent third-party MAI appraiser on September 13, 2002, at $13.9 million. In addition to the purchase price, the joint venture incurred acquisition costs of $186,436.

     The project consists of the four office buildings contributed by Steven B. Hoyt, Marisa Moe and Natalie Hoyt, as well as three industrial/warehouse buildings purchased by the joint venture on October 1, 2002, for $11.8 million. The individual properties are as follows:

			Leasable
Property	Address	Year Built	Square Footage	Floors

Brenwood I	5720 Smetana Drive, Minnetonka, MN	1979/80	50,150	4
Brenwood II	5700 Smetana Drive, Minnetonka, MN	1979/80	51,077	4
Brenwood III	5640 Smetana Drive, Minnetonka, MN	1979/80	38,065	3
Brenwood IV	5620 Smetana Drive, Minnetonka, MN	1979/80	37,625	3
4121 Dixon Avenue	Des Moines, IA	1977	177,431	1
4141 Dixon Avenue	Des Moines, IA	1977	263,196	1
4161 Dixon Avenue	Des Moines, IA	1979	164,084	1

     The Company’s 51.0% interest in the joint venture was acquired by contributing cash in the amount of $1.5 million, with the balance paid by the assumption, joint and severally with the joint venture partners, of existing debt with an unpaid principal balance of $22.7 million as of April 30, 2003. The assumed debt consists of a loan from Allstate Life Insurance Company secured by a first mortgage on the Brenwood Office Complex, with an unpaid principal balance $8.8 million as of April 30, 2003, bearing interest at a fixed rate of 8.1%, and amortized over 25 years with monthly installment payments of $70,061, with a final payment of all outstanding principal due on October 1, 2010, and a loan from Aegon secured by a first mortgage on the Dixon property with an unpaid principal balance of $9.0 million as of April 30, 2003, bearing interest at a fixed rate of 5.8% and amortized over ten years with monthly installment payments of $56,620 with a final payment of all outstanding principal due January 1, 2013.

     The balance of the assumed debt of $5.3 million on April 30, 2003, currently consists of two short-term unsecured promissory notes from us as the managing member. Both notes bear interest at a variable rate equal to the Prime Rate plus 150 basis points or 1.5%. The rate is currently 6.0% with a provision that the rate may never be below 6.0%.

     As of April 30, 2003, the Brenwood Office Complex is 81.0% leased to approximately 25 different tenants, with remaining lease terms of one month to five years. No one tenant occupies more than 22.0% of the total leasable space. As of April 30, 2003, the three Dixon Avenue buildings are 93.0% leased to nine different tenants, with remaining lease terms of one month to five years. No one tenant occupies more than 32.0% of the total leasable space.

Charles Wm. James - Ripley and Excelsior Options

     On February 1, 2003, the Company entered into a merger agreement with the T.F. James Company. As part of the merger agreement, two affiliated entities of the T.F. James Company, Thomas F. James Realty Limited Partnership, L.L.L.P. and Thomas F. James Properties, LLC, were granted the right to purchase certain real property acquired by the Company as a result of the merger. Charles Wm. James, a member of our Board, has an ownership interest in each of Thomas F. James Realty Limited Partnership, L.L.L.P. and Thomas F. James Properties, LLC, of less than 10.0%. Both agreements required the approval of a majority of our Board and a majority of the independent members of our Board. Such approval was obtained on February 12, 2003. Under the terms of the agreement, the Thomas F. James Realty Limited Partnership, L.L.L.P. purchased a parcel of property located in Ripley, Tennessee for $250,000. The purchase price was equal to the amount paid by us to T.F. James two months earlier. The agreement further provides that Thomas F. James Properties, LLC has the option, but not the obligation, to purchase a commercial strip mall located in Excelsior, Minnesota, for the sum of $900,000, plus an annual CPI increase from February 2003 until the date the option is exercised. The option purchase price is equal to the price the Company paid at closing on February 1, 2003. The purchase price is equal to the value set by an independent appraisal. Until such time as the option is exercised, the Company will continue to operate the property and collect all rents from the tenants.

Director and Executive Officer Loans

     As a result of the acquisition of Odell-Wentz & Associates, L.L.C., the entity that acted as our advisor prior to July 1, 2000, the Company assumed a note receivable from Mr. Mihalick in the amount of $101,002. Proceeds of said note were used to purchase Shares. The note bears interest at New York Prime less 1.0% and is payable on demand. The note was paid in full by Mr. Mihalick on October 4, 2002, including principal and interest in the amount of $92,769.

     On January 16, 2002, our Board authorized an UPREIT unit loan program that was available to persons holding $1.0 million or more of IRET Properties limited partnership units. Under such loan program, the Company could lend up to 50.0% of the value of the borrower’s limited partnership units, with such value to be based on the closing price of the Shares on the NASDAQ National Market on the date of the loan. Such loans were to be for terms of two years or less, secured by the borrower’s limited partnership units in IRET Properties and at a variable interest rate of 1.5% over the interest rate charged to us by a participating lender. The interest rate adjusted on the first of each month. In connection with such loans, the Company charged a .5% loan fee.

     On January 30, 2002, a loan in the amount of $3.5 million was made to Steven B. Hoyt, a member of our Board. Our Board approved such loan. The terms of the loan required Mr. Hoyt to make quarterly interest payments beginning April 1, 2002, with the full balance of the principal sum due on or before January 31, 2004. The initial interest rate was equal to the Wall Street Journal Prime Rate as of January 31, 2002, plus 1.5%, which equaled 6.25%. Mr. Hoyt paid a $17,500 loan fee to the Company at the loan closing on January 30, 2002. On March 31, 2002, Mr. Hoyt made his first required interest payment of $35,959. On June 30, 2002, Mr. Hoyt made his second required quarterly interest payment of $54,538. On October 1, 2002, Mr. Hoyt repaid the loan in full in the amount of $3.5 million plus accrued interest in the amount of $55,137.

Security Sale Services

     D.A. Davidson & Co. is a corporation that has, and may in the future, on a best-efforts basis, participated in offerings of the Company’s Shares. John F. Decker, a member of our Board, is an employee of D.A. Davidson. In the Company’s two most recent offerings, D.A. Davidson & Co. participated as a member of the selling syndicate and sold 600,000 and 700,000 Shares, respectively. In connection with such offerings during the fiscal year ended April 30, 2002, the Company authorized and paid D.A. Davidson commissions in the amount of $490,000, and reimbursed it for legal and travel expenses in the amount of $4,814. Of these amounts, Mr. Decker personally received $37,370 in compensation from D.A. Davidson in connection with such offerings. The Company did not pay any commissions or expenses to D.A. Davidson during the fiscal year ended April 30, 2003.

Critical Accounting Policies

     Our most critical accounting policies involve our investments in real property. These policies affect the following:

•	Straight-line rents. An accounting rule requires us to record as revenue “straight-line rents” on our commercial property leases that contain future rental increases. This rule requires us to calculate the total rents that the tenant has contracted to pay us for the entire term of the lease and to divide that total by the number of months of the lease and to record as revenue each month the resulting average monthly rent. The result is that, in the beginning years of a lease, we must record as revenue an amount that exceeds the actual cash rent we have collected. In the later years of such leases, we will record as revenue an amount less than the actual cash then being received. The amount of “straight-line rents” (that is, the amount that the recorded rent is greater than the actual cash rent we have collected) we have recorded in the past three years is:

	2003	2002	2001

Straight-line Rents	$1,391,226	$1,311,105	$1,214,379

Our revenues, net income and FFO shown in this report are increased by the above described “straight-line rents.” We have established an allowance for loss to provide for a reserve in the event of default of lease where straight-line rents apply. A summary of that reserve is as follows:

	2003	2002

Balance at beginning of year	$140,785	$120,315
Provision for doubtful accounts	190,000	30,000
Write-offs	(240,785)	(9,530)

Balance at close of year	$90,000	$140,785

•	Revenue recognition. Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases. Rents recognized in advance of collection are reflected as rent receivable, net of allowance for doubtful accounts. We evaluate the need for an allowance for doubtful accounts periodically. In performing our evaluation, our management assesses the recoverability of individual real estate mortgage loans and rent receivables by a comparison of their carrying amount with their estimated net realizable value.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred. We receive payments for these reimbursements from substantially all its multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.

A number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. These percentage rents are recorded once the required sales level is achieved and are included in rental income at that time.

Profit on sales of real estate shall be recognized in full when the real estate is sold, provided the collectibility of the sales price is reasonably assured or the amount that will be collectible can be estimated and the seller is not obliged to perform significant activities after the sale to earn the profit. Any gain or loss on a sale or disposition is recognized in accordance with GAAP.

•	Accounting for property owned. Real estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if land is acquired separately or based on market research if acquired in a merger or in a single or portfolio acquisition.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. We use a 20-40 year estimated life for buildings and improvements and a 5-12 year estimated life for furniture, fixtures and equipment.

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by us. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with GAAP. We periodically evaluate our long-lived assets, including our investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

The fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to establish fair value include present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, the appraised value, and recent sales of comparable assets in close proximity to the Trust’s property.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Certain provisions of SFAS 133 were amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” an amendment of Statement 133. The impact of SFAS 133 is not significant.

     We adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, for any guarantees issued or modified after December 31, 2002. FASB Interpretation No 45 requires a liability to be recognized upon issuance of certain guarantees, whether or not payment under the guarantee is probable. It also requires the disclosure of certain information related to new and previously existing guarantees. We do not believe that we have entered into any guarantees that fall within the guidance of FASB Interpretation No. 45 and, thus, such Interpretation has no impact on our financial statements.

     We have adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities. These consolidation requirements apply to variable interest entities created after January 31, 2003, and to existing variable interest entities beginning August 1, 2003. FASB Interpretation No. 46 requires that a variable interest entity be consolidated if we are subject to a majority of the risk of loss from its activities or are entitled to receive a majority of the entities’ returns. We do believe that we have interests in any variable interest entities, and thus, this Interpretation has no impact on the our financial statements.

     Effective May 1, 2003, SFAS No. 143, Accounting for Asset Retirement Obligations, requires us to recognize obligations incurred in conjunction with the retirement of tangible long-lived assets. It is anticipated that the adoption of this standard will not have a material impact on our financial statements.

     We adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for activities initiated after December 31, 2002. This standard establishes the need for recognition of liabilities for costs associated with exit or disposal activities. The adoption of SFAS No. 146 has not materially impacted the our financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on its current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investment in certain products issued by various financial institutions.

•	Variable interest rates. Even though our philosophy is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on our variable rate debt, on any future repricing or refinancing of our fixed rate debt and on future debt.

We primarily use long-term (more than ten years) and medium-term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our costs of capital. As of April 30, 2003, we had the following amount of future principal payments on mortgages secured by our real estate:

Long Term Debt	2004	2005	2006	2007	2008	Thereafter	Total

Fixed Rate	$13,493,670	$16,761,777	$14,209,389	$16,681,363	$36,441,796	$418,629,619	$516,217,614
Variable Rate	$1,624,987	$1,714,469	$3,527,066	$1,776,194	$1,819,356	$12,717,516	$23,179,588

							$539,397,202

Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)

(1)	The weighted average interest rate as of April 30, 2003, was 7.4%. Any fluctuations on the variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $23,179,588 of variable rate indebtedness would increase our annual interest expense by $231,796.

•	Investments with certain financial institutions. As of April 30, 2003, we had a $3.1 million investment in certain securities classified as “available-for-sale” represent an investment in a Merrill Lynch Money Market Mutual Fund (the “Fund”) and is stated at fair value. The Fund is a money market mutual fund that is subject to all of the requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended. The Fund invests in a diversified portfolio of U.S. dollars denominated money market securities. These securities consist primarily of short-term U.S. Government securities, U.S. Government agency securities, bank obligations, commercial paper and repurchase agreements. The Fund may also invest in domestic bank obligations and foreign bank obligations and other short-term debt securities issued by U.S. and foreign entities. These securities will have remaining maturities of up to 762 days (25 months) in the case of U.S. Government securities and 397 days (13 months) in the case of all other securities. The Fund’s dollar-weighted average portfolio maturity will not exceed 90 days. An investment in the Fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.

Unrealized gains and losses on securities “available-for-sale” are recognized as direct increases or decreases in shareholders’ equity. Cost of securities sold is recognized on the basis of specific identification. During fiscal 2003, our investment in this security ranged from a low of $2.5 million to a high of $28.0 million. We had no securities “held-to-maturity” as of April 30, 2003 or 2002.

We have entered into a standard cash management arrangement with First Western Bank with respect to deposit accounts with First Western Bank that exceed FDIC Insurance coverage. Pursuant to sweep account and repurchase agreements between us and First Western Bank, on a daily basis such excess amounts, up to a maximum amount of $15.1 million as of April 30, 2003 and 2002, are invested in U.S. government securities sold to us by First Western Bank. We can require First Western Bank to repurchase such obligations at any time, at a purchase price equal to what we paid for the obligations plus interest.

•	Deposits exceeding FDIC insurance. We had deposits at First Western Bank, Bremer Bank, First International Bank, and US Bank that exceeded Federal Deposit Insurance Corporation limits by $10.3 million, $218,263, $2.4 million, and $4.7 million, respectively, as of April 30, 2003.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data listed in the accompanying Index to Financial Statements and Supplementary Data are filed as a part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosure

     Subsequent to the end of fiscal 2003, on July 23, 2003, our Board of Trustees, upon recommendation of our Audit Committee, terminated the engagement of Brady, Martz & Associates, P.C. (“Brady Martz”) as our independent public accountants and engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as our independent public accountants for our fiscal year ending April 30, 2004. We anticipate that we will, in the future, retain Brady Martz from time to time for tax and other advising issues.

     On July 23, 2003, our management informed Brady Martz that it would no longer be engaged as our principal independent accountants. The reports of Brady Martz on our consolidated financial statements for each of the fiscal years ended April 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were such financial statements qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended April 30, 2003 and 2002, and through July 23, 2003, there were (i) no disagreements with Brady Martz on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure which, if not resolved, to the satisfaction of Brady Martz, would have caused Brady Martz to make reference to the subject matter in connection with its report on our consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     During the fiscal years ended April 30, 2003 and 2002, and through July 23, 2003, we did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth Items 304(a)(2)(i) and (ii) of Regulation S-K.

     We provided Brady Martz with a copy of the foregoing disclosures. By copy of a letter dated July 23, 2003, Brady Martz stated its agreement with such statements.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and such information is incorporated herein by reference. We do not have any equity compensation plans and, as such, have omitted the disclosure required by Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item will be contained in our definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and such information is incorporated herein by reference. The information required by this Item is also contained in Part II, Item 7 of this Annual Report on Form 10-K.

Item 14. Internal Controls and Procedures

     Within the 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of the President, the Chief Operating Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our evaluation of these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

See the table of contents to Financial Statements and Supplemental Data.

2.	Financial Statement Schedules

The following financial statement schedules should be read in conjunction with the financial statements incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K:

III Real Estate Owned and Accumulated Depreciation IV Investments in Mortgage Loans on Real Estate

3.	Exhibits

See the list of exhibits set forth in part (c) below.

(b)	Reports on Form 8-K.

On February 18, 2003, we filed a Current Report on Form 8-K reporting under Item 2 - Acquisition or Disposition of Assets, that we had completed three transactions that individually were insignificant, as defined by Regulation S-X, but in the aggregate constituted a significant amount of assets, as defined in Regulation S-X.

On February 27, 2003, we filed a Current Report on Form 8-K reporting under Item 5 - Other Events, that Thomas F. James Realty Limited Partnership, LLLP, will purchase a parcel of property located in Ripley, Tennessee, and that Thomas F. James Properties, LLC, has the option, but not the obligation, to purchase a commercial strip mall located in Excelsior, Minnesota.

On April 15, 2003, we filed a Current Report on Form 8-K-A reporting under Item 7 - Financial Statements and Exhibits, the financial statements and pro forma financial information regarding the three transactions that in the aggregate constituted a significant amount of assets, as defined in Regulation S-X. This filing was an amendment to our previously filed Current Report on Form 8-K filed on February 18, 2003.

(c)	The following is a list of Exhibits to this Annual Report on Form 10-K. We will furnish a copy of any exhibit listed below to any security holder who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3(i)	Second Restated Declaration of Trust of Investors Real Estate Trust, dated February 10, 1999, filed as Exhibit 3(i) to the Registration Statement on Form S-11, effective June 4, 1999, (SEC File No. 333 21945) filed for the Registrant (File No. 0-14851) and incorporated herein by reference.

3(ii)	Governing Provisions (Bylaws) of IRET, Inc., as adopted on January 15, 1997, amended on July 15, 1998, amended on June 20, 2001, filed as Exhibit 3(ii) to the Annual Report on Form 10-K for the fiscal year ended April 30, 2002 and incorporated herein by reference.

10(i)	Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated January 31, 1997, filed as Exhibit 3(ii) to the Registration Statement on Form S-11, effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant (File No. 0-14851) and incorporated herein by reference.

21(i)	Subsidiaries of Investors Real Estate Trust, filed herewith.

99(i)	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

99(ii)	Section 906 Certification of the Senior Vice President and Chief Financial Officer, filed herewith.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investors Real Estate Trust

Date: July 23, 2003	By:	/s/ Thomas A. Wentz, Sr.

Thomas A. Wentz, Sr. President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Jeffrey L. Miller Jeffrey L. Miller	Trustee & Chairman	July 23, 2003

/S/ C. Morris Anderson C. Morris Anderson	Trustee & Vice Chairman	July 23, 2003

/S/ Daniel L. Feist Daniel L. Feist	Trustee & Vice Chairman	July 23, 2003

/S/ Thomas A. Wentz, Sr. Thomas A. Wentz, Sr.	President & Chief Executive Officer	July 23, 2003

/S/ Timothy P. Mihalick Timothy P. Mihalick	Trustee, Senior Vice President & Chief Operating Officer	July 23, 2003

/S/ Thomas A. Wentz, Jr. Thomas A. Wentz, Jr.	Trustee, Senior Vice President & General Counsel	July 23, 2003

/S/ Diane K. Bryantt Diane K. Bryantt	Senior Vice President & Chief Financial Officer	July 23, 2003

/S/ Charles Wm. James Charles Wm. James	Trustee & Senior Vice President	July 23, 2003

/S/ John F. Decker John F. Decker	Trustee	July 23, 2003

Signature	Title	Date

/S/ Steven B. Hoyt Steven B. Hoyt	Trustee	July 23, 2003

/S/ Patrick G. Jones Patrick G. Jones	Trustee	July 23, 2003

/S/ Stephen L. Stenehjem Stephen L. Stenehjem	Trustee	July 23, 2003

/S/ Michael A. Bosh Michael A. Bosh	Secretary and Associate General Counsel	July 23, 2003

Certifications

I, Thomas A. Wentz, Sr., certify that:

1.	I have reviewed this annual report on Form 10-K of Investors Real Estate Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 23, 2003

By:	/S/ Thomas A. Wentz, Sr.

Thomas A. Wentz, Sr., President & CEO

I, Diane K. Bryantt certify that:

1.	I have reviewed this annual report on Form 10-K of Investors Real Estate Trust;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 23, 2003

By:	/S/ Diane K. Bryantt

Diane K. Bryantt, Senor Vice President & CFO

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
April 30, 2003, 2002 and 2001

and

INDEPENDENT AUDITOR’S REPORT

PO Box 1988
12 South Main Street
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
email: info@iret.com
www.iret.com

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

PAGE
INDEPENDENT AUDITORS REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	2 - 3
Consolidated Statements of Operations	4
Consolidated Statements of Shareholders’ Equity	5
Consolidated Statements of Cash Flows	6 - 7
Notes to Consolidated Financial Statements	8 - 32
ADDITIONAL INFORMATION
Independent Auditor’s Report on Additional Information	34
Real Estate Accumulated Depreciation	35 - 47
Investments in Mortgage Loans on Real Estate	48
Selected Financial Data	49
Gain (Loss) From Property Dispositions	50
Mortgage Loans Payable	51 - 55
Significant Property Acquisitions	56 - 57
Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the financial statement or notes thereon.
Quarterly Results of Consolidated Operations (unaudited)	58

INDEPENDENT AUDITOR’S REPORT

Board of Trustees
Investor Real Estate Trust
and Subsidiaries
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended April 30, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and 2002, and the consolidated results of its operations and cash flows for the years ended April 30, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

/S/ Brady Martz and Associates, P.C.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA

May 22, 2003

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
April 30, 2003 and 2002

	2003	2002

ASSETS
Real estate investments	$919,780,802	$740,319,436
Less accumulated depreciation	(75,638,772)	(58,925,517)

	$844,142,030	$681,393,919
Mortgage loans receivable, net of allowance	1,182,940	3,952,762

Total real estate investments	$845,324,970	$685,346,681
Cash and cash equivalents	$15,564,714	$12,333,426
Marketable securities - available-for-sale	3,077,260	10,500,000
Rent receivable, net of allowance	4,604,150	3,233,765
Real estate deposits	353,600	422,045
Notes Receivable	0	3,500,000
Prepaid and other assets	1,086,620	3,513,791
Tax, insurance, and other escrow	7,433,923	6,210,450
Property and Equipment, net	2,088,074	209,121
Goodwill	1,440,817	1,440,817
Deferred charges and leasing costs	4,706,393	3,498,922

TOTAL ASSETS	$885,680,521	$730,209,018

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)
April 30, 2003 and 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY

	2003	2002

LIABILITIES
Accounts payable and accrued expenses	$16,638,506	$10,596,277
Notes Payable	11,247,531	0
Mortgages payable	539,397,202	459,568,905
Investment certificates issued	9,034,696	25,186,582

Total Liabilities	$576,317,935	$495,351,764

COMMITMENTS AND CONTINGENCIES (NOTE 17)
MINORITY INTEREST IN PARTNERSHIPS	$14,224,628	$12,819,077

MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	$80,376,853	$76,460,046

SHAREHOLDER’S EQUITY
Shares of beneficial interest (unlimited authorization, no par value, 36,166,351 shares outstanding in 2003 and 27,847,079 shares outstanding in 2002)	$240,645,207	$163,376,549
Accumulated distributions in excess of net income	(25,884,102)	(17,798,418)

Total shareholders’ equity	$214,761,105	$145,578,131

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$885,680,521	$730,209,018

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2003, 2002, and 2001

	2003	2002	2001

REVENUE
Real Estate Rentals	$118,901,019	$90,727,867	$73,916,442
Discounts and Fees	234,271	214,960	213,427

Total Revenue	$119,135,290	$90,942,827	$74,129,869

OPERATING EXPENSE
Interest	$37,072,908	$30,088,615	$24,693,635
Depreciation	19,414,402	15,238,520	12,046,175
Utilities and Maintenance	19,820,585	12,374,017	11,175,146
Taxes	13,568,355	9,056,481	7,393,165
Insurance	2,159,270	1,297,420	788,386
Property Management Expenses	7,816,236	6,570,562	5,576,463
Property Management Related Party	503,976	321,348	114,421
Administrative Expense	2,051,212	1,569,853	1,057,469
Advisory and Trustee Services	112,956	112,889	423,227
Operating Expenses	885,403	565,802	431,390
Amortization	662,818	542,667	428,188
Amortization of Related Party Costs	37,866	6,533	0

Total Operating Expense	$104,105,987	$77,744,707	$64,127,665

Non-Operating Income	$830,119	$1,062,123	$753,001

Income Before Gain/Loss on Properties and Minority Interest	$15,859,422	$14,260,243	$10,755,205
Gain on Sale of Investment	315,342	546,927	601,605
Minority Interest Portion of Other Partnerships’ Income	(934,114)	(198,564)	0
Minority Interest Portion of Operating Partnership Income	(3,679,239)	(3,714,447)	(2,210,454)

Income From Continuing Operations	$11,561,411	$10,894,159	$9,146,356
Discontinued Operations, net	686,750	(294,030)	(452,116)

Net Income	$12,248,161	$10,600,129	$8,694,240

Net Income Per Share (basic and diluted)	$.38	$.42	$.38

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended April 30, 2003, 2002, and 2001

				ACCUMULATED
		SHARES OF	DISTRIBUTIONS	OTHER	TOTAL
	NUMBER	BENEFICIAL	IN EXCESS OF	COMPREHENSIVE	SHAREHOLDER’S
	OF SHARES	INTEREST	NET INCOME	INCOME (LOSS)	EQUITY

BALANCE MAY 1, 2000	22,452,069	$119,233,172	$(9,094,076)	$(218,505)	$109,920,591
Comprehensive Income
Net income	0	0	8,694,240	0	8,694,240
Unrealized gain on securities available-for-sale	0	0	0	88,054	88,054

Total comprehensive income					$8,782,294
Distributions	0	0	(12,673,321)	0	(12,673,321)
Distribution reinvestment plan	273,155	2,230,445	0	0	2,230,445
Sale of shares	1,383,908	11,001,509	0	0	11,001,509
Fractional shares repurchased	(40,786)	(316,358)	0	0	(316,358)

BALANCE APRIL 30, 2001	24,068,346	$132,148,768	$(13,073,157)	$(130,451)	$118,945,160
Comprehensive Income
Net income	0	0	10,600,129	0	10,600,129
Unrealized gain on securities available-for-sale	0	0	0	130,451	130,451

Total comprehensive income					$10,730,580
Distributions	0	0	(15,325,390)	0	(15,325,390)
Distribution reinvestment plan	832,708	7,297,694	0	0	7,297,694
Sale of shares	2,947,986	23,949,523	0	0	23,949,523
Fractional shares repurchased	(1,961)	(19,436)	0	0	(19,436)

BALANCE APRIL 30, 2002	27,847,079	$163,376,549	$(17,798,418)	$0	$145,578,131
Comprehensive Income
Net income	0	0	12,248,161	0	12,248,161

Total comprehensive income					$12,248,161
Distributions	0	0	(20,333,845)	0	(20,333,845)
Distribution reinvestment plan	971,292	9,462,920	0	0	9,462,920
Sale of shares	7,350,918	67,834,566	0	0	67,834,566
Fractional shares repurchased	(2,938)	(28,828)	0	0	(28,828)

BALANCE APRIL 30, 2003	36,166,351	$240,645,207	$(25,884,102)	$0	$214,761,105

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2003, 2002, and 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,248,161	$10,600,129	$8,694,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,306,618	16,064,368	12,727,720
Minority interest portion of operating partnership income	4,833,072	3,812,732	2,095,177
Gain on sale of properties	(1,594,798)	(546,927)	(601,605)
Interest reinvested in investment certificates	374,946	486,198	360,181
Effects on operating cash flows due to changes in:
Real estate deposits	85,060	1,062,876	246,350
Rent receivable	(1,370,385)	(1,308,336)	(990,213)
Other assets	3,174,743	(2,850,807)	(201,547)
Tax, insurance and other escrow	(1,020,333)	(1,886,489)	(1,105,357)
Deferred charges	(1,728,602)	(847,260)	(805,364)
Related Party Capitalized Leasing Commissions	(179,553)	(27,324)	0
Accounts payable and accrued expenses	3,386,226	2,359,053	1,909,163

Net cash provided from operating activities	$38,515,155	$26,918,213	$22,328,745

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of marketable securities available for sale	$43,100,000	$3,085,208	$250,172
Principal payments on mortgage loans receivable	5,888,830	5,591,429	613,934
Proceeds from sale of property	4,957,564	269,501	0
Payments for acquisitions and improvement of properties	(78,100,677)	(62,301,069)	(72,319,419)
Purchase of marketable securities available-for-sale	(35,677,260)	(10,500,000)	0
Investment in mortgage loans receivable	(2,944,008)	(8,507,096)	(4,709,838)
Proceeds from notes receivable	3,500,000	0	0
Investment in notes receivable	0	(3,500,000)	0

Net cash used for investing activities	$(59,275,551)	$(75,862,027)	$(76,165,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares, net of issue costs	$31,912,977	$13,520,867	$11,001,509
Proceeds from investment certificates issued	0	24,109,305	3,257,574
Proceeds from mortgages payable	43,925,000	43,093,345	79,369,000
Proceeds from notes payable	14,100,000	0	0
Proceeds from sale of minority interest units	0	345,603	0
Repurchase of shares and minority interest units	(28,827)	(29,868)	(5,497,952)
Distributions paid	(11,663,416)	(8,362,657)	(5,963,290)
Distributions paid to minority interest unitholders	(5,461,170)	(4,476,875)	(3,059,078)
Distributions paid to other minority partners	(1,014,672)	(150,082)	0
Redemption of investment certificates	(16,526,833)	(2,195,531)	(1,828,594)
Principal payments on mortgage loans	(24,348,340)	(10,932,930)	(14,083,544)
Principal payments on notes payable	(6,903,035)
Net increase (decrease) in short-term lines of credit	0	0	(6,452,420)

Net cash provided from financing activities	$23,991,684	$54,921,177	$56,743,205

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,231,288	$5,977,363	$2,906,799
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	$12,333,426	6,356,063	3,449,264

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,564,714	$12,333,426	$6,356,063

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2003, 2002, and 2001

	2003	2002	2001

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$9,462,920	$7,297,694	$2,230,445
Property acquired through issue of shares	33,332,680	0	0
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	61,258,092	59,650,208	38,611,547
Real estate investment acquired through assumption of notes payable	4,050,566	0	0
Mortgage loan receivable transferred to property owned	0	0	4,709,838
Mortgage loan receivable acquired through assumption of mortgage loans payable and accrual of costs	175,000	0	0
Proceeds from sale of properties deposited directly with escrow agent	4,562,915	856,411	4,093,684
Proceeds from sale of property to pay off mortgage or assumption of debt	1,006,454	0	0
Properties and goodwill acquired through the issuance of minority interest units in the operating partnership	8,860,420	19,793,183	25,543,524
Minority partner interest in IRET-BD	1,486,108	0	0
Minority partner interest in Southdale Medical Center	0	0	3,287,655
Minority partner interest in Mendota Properties	0	9,482,931	0
Interest reinvested directly in investment certificates	374,946	486,198	360,181
Investment certificates transferred to shares	0	9,089,807	0
UPREIT units converted to shares	2,588,908	1,338,849	0
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest paid on mortgages	$35,949,777	$27,318,816	$23,763,584
Interest paid on investment certificates	989,413	663,774	745,391
Interest paid on margin account and other	103,799	1,438	0

	$37,042,989	$27,984,028	$24,508,975

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003, 2002, and 2001

NOTE 1 - ORGANIZATION

Investors Real Estate Trust (“IRET”) elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended April 30, 1971. REITs are subject to a number of organization and operational requirements, including a requirement to distribute 90% of ordinary taxable income to its shareholders and, generally, are not subject to Federal income tax on net income. IRET is engaged in the acquisition and ownership of residential apartment communities and commercial properties located mainly in the states of North Dakota and Minnesota but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan, Washington and Wisconsin. As of April 30, 2003, IRET owned 64 apartment communities with 8,227 apartments and 125 commercial properties totaling 6,083,588 net rentable square feet. IRET conducts a majority of its business activities through its operating partnership, IRET Properties, a North Dakota Limited Partnership, as well as through a number of other subsidiary entities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION The consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest. The financial statements have been prepared on the basis of accounting principles that are in effect as of the financial statement date. IRET operates on a fiscal year commencing May 1 and ending April 30.

The Trust merged with T. F. James Company on February 1, 2003. The assets and liabilities were reflected at fair value in accordance with the purchase method of accounting required under SFAS 141, Business Combinations. The merger included assets totaling $71,641,725, liabilities totaling $38,082,004, and stockholders’ equity of $33,559,721 represented by the issuance of 3,442,022 shares.

The accompanying consolidated financial statements include the accounts of IRET and its 78% general partnership interest, (as of April 30, 2003), in the operating partnership. Such interest has been calculated as the percentage of units owned by the Trust divided by the total operating partnership units (“UPREIT Units”) outstanding. The remaining 22% is reflected as Minority Interest of Unit Holders in Operating Partnership in these consolidated financial statements.

The consolidated financial statements also include the ownership by IRET Properties of: (1) a 60.31% ownership interest in Minnesota Medical Investors LLC, SMB Operating Company LLC, and SMB MM LLC, collectively known as Southdale Medical Center; (2) a 51% ownership interest in Mendota Properties, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in Mendota Office Holding LLC, a Minnesota limited liability company and Mendota Office Three and Four, LLC, a Minnesota limited liability company which are the owners of five multi-tenant commercial real estate properties in Dakota County, Minnesota, known as Mendota Heights, and (3) a 51% ownership interest in IRET-BD, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in IRET – DMS, LLC and IRET – Brenwood, LLC, which are the owners of a warehouse facility in Des Moines, Iowa, known as Dixon Avenue, and a four building office complex in Minnetonka, MN, known as Brenwood Office, respectively. These companies are consolidated into IRET’s other operations with minority interests reflecting the minority partners’ share of ownership and income and expenses.

NOTE 2 - (continued)

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

The Trust adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, for any guarantees issued or modified after December 31, 2002. This Interpretation requires a liability to be recognized upon issuance of certain guarantees, whether or not payment under the guarantee is probable. It also requires the disclosure of certain information related to new and previously existing guarantees. The Trust does not believe it has entered into any guarantees that fall within the guidance of this Interpretation and thus, this Interpretation has no impact on the Trust’s financial statements.

The Trust adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities. These consolidation requirements apply to variable interest entities created after January 31, 2003, and to existing variable interest entities beginning August 1, 2003. The Interpretation requires that a variable interest entity be consolidated if the Trust is subject to a majority of the risk of loss from its activities or is entitled to receive a majority of the entities’ returns. The Trust does not believe it has interests in any variable interest entities, and thus, this Interpretation has no impact on the Trust’s financial statements.

Effective May 1, 2003, Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, requires the Trust to recognize obligations incurred in conjunction with the retirement of tangible long-lived assets. It is anticipated that the adoption of this standard will not have a material impact on the Trust’s financial statements.

The Trust adopted SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for activities initiated after December 31, 2002. This standard establishes the need for recognition of liabilities for costs associated with exit or disposal activities. The adoption of SFAS 146 has not materially impacted the Trust’s financial statements.

USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

REAL ESTATE ASSETS AND DEPRECIATION OF INVESTMENT IN REAL ESTATE Real estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. A land value is assigned based on the purchase price if land is acquired separately or based on market research if acquired in a merger or in a single or portfolio acquisition.

NOTE 2 - (continued)

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Trust uses a 20-40 year estimated life for buildings and improvements and a 5-12 year estimated life for furniture, fixtures and equipment.

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Trust. Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States of America. The Trust periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Trust to conclude that impairment indicators exist and an impairment loss is warranted. If indicators exist, the Trust compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

The fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to establish fair value include present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, the appraised value, and recent sales of comparable assets in close proximity to the Trust’s property.

REAL ESTATE HELD FOR SALE is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In the normal course of business IRET will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually acquire a due diligence period before completion of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held-for-sale” until it is likely, in the opinion of management that a property will be disposed of in the near term, even if sale negotiations for such property are currently under way.

The Trust reports in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale unless certain conditions are met. Any gains or losses from the sale of a property are reported in discontinued operations also, unless certain conditions are met.

GOODWILL In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and requires that goodwill be reviewed for impairment at least annually. The Trust adopted this standard effective May 1, 2002.

The Goodwill asset represents the difference between the purchase price of $2,083,350 paid by the Trust for Odell-Wentz, and the actual value of the real property acquired by the Trust as part of the acquisition. Prior to the adoption of FASB 142, the Trust elected to amortize the Goodwill over a 15-year period. The parties agreed to a purchase price that would result in the Trust receiving a return on its purchase price going forward in the form of reduced operating costs. The agreed rate of return was approximately 12% or reduced expenses of approximately $280,000 for the fiscal year ending April 30, 2002.

NOTE 2 - (continued)

On May 1st of each year, and periodically throughout the year if a material event occurs that may reduce the value of the Goodwill, the Trust compares its administrative expenses against what would have been paid as an external advisory fee to Odell-Wentz under the advisory fee agreement in place prior to the acquisition of Odell-Wentz by the Trust. If the comparison of costs shows a return on investment or reduced operating costs of less than 12%, the Trust will impair the Goodwill accordingly.

PROPERTY AND EQUIPMENT consists of the administrative office buildings and equipment contained at IRET’s headquarters in Minot, North Dakota and the office location in Excelsior, Minnesota. The balance sheet reflects these assets stated at cost net of accumulated depreciation. As of April 30, 2003 and 2002, the cost accordingly was $2,513,768 and $498,210. Accumulated depreciation was $425,694 and $289,089 as of April 30, 2003 & 2002, respectively.

MORTGAGE LOANS RECEIVABLE is shown at cost. Interest income is accrued and reflected in the related balance.

MARKETABLE SECURITIES IRET’s investments in securities are classified as securities “held-to-maturity” and securities “available-for-sale.” The securities classified as “available-for-sale” represent an investment in a Merrill Lynch money market mutual fund and is stated at fair value. The Fund is a money market mutual fund that is subject to all of the requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended. The Fund invests in a diversified portfolio of U.S. dollars denominated money market securities. These securities consist primarily of short-term U.S. Government securities, U.S. Government agency securities, bank obligations, commercial paper and repurchase agreements. The Fund may also invest in domestic bank obligations and foreign bank obligations and other short-term debt securities issued by U.S. and foreign entities. These securities will have remaining maturities of up to 762 days (25 months) in the case of U.S. Government securities and 397 days (13 months) in the case of all other securities. The Fund’s dollar-weighted average portfolio maturity will not exceed 90 days. An investment in the Fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Unrealized gains and losses on securities “available-for-sale” are recognized as direct increases or decreases in shareholders’ equity. Cost of securities sold is recognized on the basis of specific identification. IRET has no securities “held-to-maturity” as of April 30, 2003 or 2002.

TAX, INSURANCE, AND OTHER ESCROW includes funds deposited with the lender for payment of real estate tax and insurance. Other escrow includes reserve for replacement funds to be used for replacement of structural elements and mechanical equipment of certain projects. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.

REAL ESTATE DEPOSITS consist of funds held by an escrow agent to be applied toward the purchase of real estate qualifying for gain deferral as a like-kind exchange of property under Section 1031 of the Internal Revenue Code. It also consists of earnest money, or “good faith deposits,” to be used by IRET toward the purchase of property or the payment of loan costs associated with loan placement or refinancing.

DEFERRED LEASING AND LOAN ACQUISITION COSTS Costs and commissions incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining long-term financing are amortized over the life of the loan and charged to amortization expense over the terms of the related debt agreements.

NOTE 2 - (continued)

CASH AND CASH EQUIVALENTS consists of bank deposits and short-term investment securities acquired subject to repurchase agreements.

MINORITY INTEREST Interests in the operating partnership held by limited partners are represented by operating partnership units. The operating partnerships’ income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the operating partnership agreement. IRET reflects minority interests in the Southdale Medical Center, Mendota Heights Office Complex, and Brenwood and Dixon properties on the balance sheet for the portion of properties consolidated by IRET that are not wholly owned by IRET. The earnings or losses from these properties attributable to the minority interests are reflected as limited partner minority interests in the consolidated statements of operations.

NET INCOME PER SHARE Basic net income per share is computed using the weighted average number of shares outstanding over the earnings period. There is potential for dilution of net income per share due to the conversion option of operating partnership units. However, basic and diluted net income per share are the same.

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

IRET conducts all of its business activity as an umbrella real estate investment trust through its operating partnership, IRET Properties. This UPREIT status allows IRET to accept the contribution of real estate in exchange for limited partnership units. Generally, such a contribution to a limited partnership allows for the non-recognition of gain by an owner of appreciated real estate. The UPREIT concept is based on the combination of the non-recognition provisions of Section 721 of the Internal Revenue Code and the limited partnership conversion rights which allow the contributing partner to exchange the limited partnership interest received in exchange for the appreciated real estate for IRET’s stock. Upon conversion of the partnership units to IRET shares, a taxable event occurs for that limited partner. Income or loss of the operating partnership shall be allocated among its partners in compliance with the provisions of the Internal Revenue Code Section 701(b) and 704(c).

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

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables by a comparison of their carrying amount with their estimated realizable value. Management also considers the tenant financial condition, credit history and current economic conditions.

NOTE 2 - (continued)

Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for the years ended April 30, 2003 and 2002, are as follows:

	2003	2002

Balance at beginning of year	$140,785	$120,315
Provision for doubtful accounts	215,000	30,000
Write-offs	(240,785)	(9,530)

Balance at close of year	$115,000	$140,785

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

Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non-performing loans, income is recognized as discussed in Note 5.

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

NOTE 3 - OFF-BALANCE-SHEET RISK

IRET had deposits at First Western Bank, Bremer Bank, First International Bank, and US Bank that exceeded Federal Deposit Insurance Corporation limits by $10,265,313, $218,263, $2,425,467, and $4,710,666, respectively, as of April 30, 2003.

IRET has entered into a standard cash management arrangement with First Western Bank with respect to deposit accounts with First Western Bank that exceed FDIC Insurance coverage. Pursuant to sweep account and repurchase agreements between IRET and First Western Bank, on a daily basis such excess amounts, up to a maximum amount of $15,075,000 as of April 30, 2003 and 2002, are invested in United States government securities sold to IRET by First Western Bank. IRET can require First Western Bank to repurchase such obligations at any time, at a purchase price equal to what IRET paid for the obligations plus interest.

NOTE 3 - (continued)

First Western Bank automatically repurchases obligations when collected amounts on deposit in IRET’s deposit accounts fall below the maximum insurance amount, with the proceeds of such repurchases being transferred to IRET’s deposit accounts to bring the amount on deposit back up to the threshold amount. The amounts invested by IRET pursuant to the repurchase agreement are not insured by FDIC. The repurchase agreements have no impact on the fair market value of the underlying bank accounts since IRET is entitled to recover only up to the par value of their accounts, subject to the above maximum threshold. Therefore, IRET has considered the repurchase investments to be cash equivalents, with no differences between the book value and the fair market value.

NOTE 4 - PROPERTY OWNED UNDER LEASE

Property consisting principally of real estate owned under lease is stated at cost less accumulated depreciation and is summarized as follows:

	April 30, 2003	April 30, 2002

Residential	$398,916,616	$389,930,454
Less accumulated depreciation	(50,552,553)	(41,629,462)

	$348,364,063	$348,300,992

Commercial	$520,864,186	$350,388,982
Less accumulated depreciation	(25,086,219)	(17,296,055)

	$495,777,967	$333,092,927

Remaining Cost	$844,142,030	$681,393,919

There were no repossessions during the years ended April 30, 2003, and 2002.

The above cost of commercial real estate owned included construction in progress of $7,223,906 and $167,468 as of April 30, 2003, and 2002, respectively. As of April 30, 2003, IRET has plans to complete the expansion of the Southdale Medical Center in Edina, Minnesota, at an estimated cost of $13,706,425 and to finance a $5,100,000 addition to the existing facility of Edgewood Vista, in Virginia, Minnesota. As of year-end April 30, 2003, IRET has entered into agreements to purchase the following:

Property	Address	Purchase Price

Benton Business Park	940 Industrial Drive South - Sauk Rapids, MN	$1,600,000
West River Business Park	416 Great Oak Dr - Waite Park, MN	1,500,000
Nebraska Orthopaedic Hospital	Omaha, NE	19,400,000

Total Pending		$22,500,000

All pending acquisitions are subject to certain conditions and contingencies; therefore no assurance can be given that these transactions will be consummated.

Construction period interest of $90,939, $99,668, and $316,644 has been capitalized for the year ended April 30, 2003, 2002, and 2001, respectively.

NOTE 4 - (continued)

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $59,734,691, $58,429,394, and $55,244,032 for the year ended April 30, 2003, 2002, and 2001, respectively.

Gross revenues from commercial property rentals totaled $59,166,328, $32,298,473 and $18,672,410 for the year ended April 30, 2003, 2002, and 2001, respectively. Commercial properties are leased to tenants under terms expiring at various dates through 2024. Lease terms often include renewal options and, in limited instances, buyout options. In addition, a number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. Rents based on a percentage of sales totaled $102,894, $116,239, and $124,092 for the years ended April 30, 2003, 2002, and 2001, respectively.

The future minimum lease payments to be received under leases for commercial properties as of April 30, 2003, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year ending April 30,

2004	$46,851,658
2005	42,503,338
2006	38,531,996
2007	34,926,711
2008	31,104,216
Thereafter	181,149,783

$375,067,702

IRET evaluates impairment losses based on present value of estimated expected future cash flows from each property. For the years ended April 30, 2003, 2002, and 2001, the Trust did not record any losses due to impairment charges.

NOTE 5 - MORTGAGE LOANS RECEIVABLE - NET

Mortgage loans receivable consists of five separate loans that are secured by real estate. Contract terms vary in their payments of principals and interest. Interest rates range from 7% to 11%. Mortgage loans receivable have been evaluated for possible losses considering repayment history, market value of underlying collateral, and economic conditions.

Future principal payments due under the mortgage loans contracts as of April 30, 2003, are as follows:

Year ending April 30,

2004	$865,122
2005	14,366
2006	14,904
2007	5,622
2008	177,926
Later Years	130,000

$1,207,940
Less allowance for doubtful accounts	(25,000)

$1,182,940

NOTE 5 - (continued)

There were no significant non-performing mortgage loans receivable as of April 30, 2003, or 2002. Non-performing loans are recognized as impaired in conformity with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan. The average balance of impaired loans for the years ended April 30, 2003, and 2002, was not significant. For impairment recognized in conformity with FASB Statement No. 114, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Additional interest income that would have been earned on loans if they had not been non-performing was not significant in fiscal 2003, 2002, or 2001. There was no interest income on non-performing loans recognized on a cash basis for fiscal 2003, 2002, and 2001.

NOTE 6 - MARKETABLE SECURITIES

The amortized cost and estimated market values of marketable securities available-for-sale at April 30, 2003, and 2002, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2003
ISSUER Merrill Lynch	$3,077,260	$0	$0	$3,077,260

2002
ISSUER Merrill Lynch	$10,500,000	$0	$0	$10,500,000

There was a $68,881 realized loss on sales of securities available-for-sale for the year ended April 30, 2002. There were no realized gains or losses for the years ended April 30, 2003, and 2001.

NOTE 7 - NOTES PAYABLE

As of April 30, 2003, IRET had lines of credit available from three financial institutions. The first unsecured line of credit is with First Western Bank & Trust in the amount of $5,000,000 carrying a variable interest rate equal to prime and maturing August 15, 2003. The weighted average interest rate for the year ended April 30, 2003, was 4.26%. The second unsecured line of credit is with First International Bank & Trust in the amount of $4,400,000 with a variable interest rate equal to prime and maturing December 12, 2003. The weighted average interest rate for year ended April 30, 2003, was 4.25%. The third unsecured line of credit is with Bremer Bank in the amount of $10,000,000 with a variable interest rate equal to Bremer’s reference rate and maturing September 15, 2004. The weighted average interest rate for the year ended April 30, 2003, was 5.40%. Interest payments are due monthly on all three notes. As of April 30, 2002, IRET had no unpaid balances on any of their lines of credit. As of April 30, 2003, IRET had unpaid balances of $4,700,000, $2,700,000, and $3,169,588 at First Western Bank & Trust, First International Bank, and Bremer Bank, respectively.

NOTE 7 - (continued)

The balance remaining of $677,943 relates to a mortgage note with Marshall and Ilsley Bank for the Greenwood, Minnesota office. The interest rate is 8.125% and the maturity date is April 22, 2009. Future minimum payments are as follows:

Year ending April 30,

2004	$25,139
2005	23,123
2006	25,075
2007	27,191
2008	29,485
Later years	547,930

Total payments	$677,943

NOTE 8 - MORTGAGES PAYABLE

Mortgages payable as of April 30, 2003, included mortgages on properties owned totaling $539,397,202. The carrying value of the related real estate owned was $881,402,976.

Mortgages payable as of April 30, 2002, included mortgages on properties owned totaling $459,568,905. The carrying value of the related real estate owned was $716,964,492.

Monthly installments are due on the mortgages with interest rates ranging from 3.39% to 10.50% and with varying maturity dates through November 30, 2036.

Of the mortgages payable, the balances of fixed rate mortgages totaled $516,217,614 and $428,565,814, and the balances of variable rate mortgages totaled $23,179,588 and $31,003,091 as of April 30, 2003, and 2002, respectively. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2003, mortgages payable with prepayment penalties totaling $2,788,000 are expected to be refinanced at more favorable interest rates. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2003, is as follows:

Year ending April 30,

2004	$15,118,657
2005	18,476,246
2006	17,736,455
2007	18,457,557
2008	38,261,152
Later years	431,347,135

Total payments	$539,397,202

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

NOTE 9 - GOODWILL

As of May 1, 2002, the Trust adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer amortized, but is tested on an annual basis for impairment. No impairment was present at April 30, 2003. The following reflects net income and earnings per share for the years ended April 30, 2003, 2002 and 2001 as if SFAS 142 had been applied to those periods.

	2003	2002	2001

Reported net income	$12,248,161	$10,600,129	$8,694,240
Add back goodwill amortization	0	109,429	91,191

Adjusted net income	$12,248,161	$10,709,558	$8,785,431

Reported earnings per share	$.38	$.42	$.38
Add back goodwill amortization per	.00	.00	.00

Adjusted earnings per share	$.38	$.42	$.38

NOTE 10 - INVESTMENT CERTIFICATES ISSUED

IRET has sold investment certificates to the public. The interest rates vary from 6% to 8% per annum, depending on the term of the security. Interest is paid annually, semiannually, or quarterly on the anniversary date of issuance. In April of 2002, IRET discontinued the sale of investment certificates and the outstanding certificates will be redeemed at maturity as follows:

Year ending April 30,

2004	$1,908,958
2005	2,305,138
2006	2,271,037
2007	2,407,958
2008	141,605

$9,034,696

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

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

Odell-Wentz & Associates, L.L.C. was owned equally by Thomas A. Wentz, Sr., IRET’s current President and Chief Executive Officer, and Roger R. Odell, who, as of the acquisition date of July 1, 2000, was the President. Mr. Odell retired in July 2000, and he did not seek re-election to the Board of Trustees in August 2000. Currently, Mr. Odell has no relationship with the company as an employee, officer or trustee.

Prior to the acquisition, Odell-Wentz & Associates, L.L.C. acted as the sole advisor to IRET. Pursuant to an advisory contract, IRET paid an advisor’s fee based on its net assets and a percentage fee for investigating and negotiating the acquisition of new investments. No fees were paid for fiscal years ended April 30, 2003 and 2002. For the fiscal year ended April 30, 2001, IRET paid $265,573 to Odell-Wentz & Associates L.L.C. under such contract.

PROPERTY MANAGEMENT SERVICES Investors Management and Marketing, Inc. (“IMM”) provides property management services to IRET Properties and IRET. Roger R. Odell is a shareholder in IMM. From May 1, 2000, through June 30, 2000, (the last full month in which Mr. Odell served as President and as a member of the Board of Trustees), IRET paid $114,421 to IMM for services rendered.

Hoyt Properties, Inc., a provider of property management services (“Hoyt Properties”), is owned by Steven B. Hoyt, a member of the Board of Trustees. During the fiscal year ended April 30, 2003, Hoyt Properties managed the following commercial buildings pursuant to written management contracts:

Cold Spring Center	4150 2nd Street South - St. Cloud, MN
2030 Cliff Road	2030 Cliff Road - Eagan, MN
Plymouth IV & V	5000 & 5010 Cheshire Lane - Plymouth, MN
Nicollet VII	12109-12139 Nicollet Avenue South - Burnsville, MN
Burnsville Bluffs	11351 Rupp Drive - Burnsville, MN
Pillsbury Business Center	8300-8324 Pillsbury Avenue South - Bloomington, MN
Bloomington Business Plaza	9201 East Bloomington Freeway - Bloomington, MN
Thresher Square	700 & 708 South 3rd Street - Minneapolis, MN
Wirth Corporate Center	4101 Dahlberg Drive - Golden Valley, MN
Brenwood Office Complex 1, 2, 3 & 4	5620, 5640, 5700, 5720 Smetana Drive - Minnetonka, MN

As compensation for its services, Hoyt Properties receives a monthly fee of 5% percent of the gross rental income, provided that such management fee is reimbursable by the building’s tenants pursuant to the tenant’s lease agreement.

NOTE 11 - (continued)

In the event that the Trust is not reimbursed for such fee by a tenant and must pay such fee from our rent proceeds, the annual fee is 3.5% of the gross rental proceeds. In addition to such management fee, Hoyt Properties is paid a separate fee for leasing space to tenants at each location. Any leasing commissions earned by Hoyt Properties are not reimbursed by the building’s tenants. The leasing commission rates are set forth in a written contract between the Trust and Hoyt Properties.

Each of the written management and leasing contracts with Hoyt Properties commenced on April 1, 2001, with the exception of the contracts for Bloomington Business Plaza, which commenced on October 1, 2001, Thresher Square, which commenced on January 2, 2002, Wirth Corporate Center, which commenced on April 1, 2002, and Brenwood Office Complex, which commenced on October 1, 2002. All such contracts may be terminated by either party on 30 days written notice for any reason and without penalty. In Fiscal 2003 and 2002, the Trust paid management fees to Hoyt Properties in the amount of $503,976 and $321,348, respectively. Of this amount, 98% and 99% was reimbursed by tenants renting space at the respective properties.

Additionally, during that same period, the Trust paid leasing commissions to Hoyt Properties in the amount of $179,553 and $27,324, respectively. The Trust believes that all of the terms of the management contracts are commercially reasonable and are on terms no less favorable than we could have obtained from unrelated property management firms.

ACQUISITION OF BRENWOOD OFFICE COMPLEX FROM STEVEN B. HOYT, MARISA MOE AND NATALIE HOYT During Fiscal 2003, the Trust acquired four commercial buildings from affiliates of Steven B. Hoyt, a member of the Board. On October 1, 2002, the Trust acquired a 51% ownership interest in IRET-BD, LLC, a Minnesota limited liability company, for $13,107,000, with the total joint venture project having an independent third-party appraised value of $25,700,000. The joint venture partners are Steven B. Hoyt, Marisa Moe and Natalie Hoyt, who own 29.44%, 9.8% and 9.8% respectively. Marisa Moe and Natalie Hoyt are the adult daughters of Steven B. Hoyt. Steven B. Hoyt, Natalie Hoyt and Marisa Moe acquired their respective interest in the joint venture by contributing a parcel of real estate known as Brenwood Office Complex located at 5620 in Minnetonka, Minnesota, which was previously acquired on February 1, 2002, by Steven Hoyt, Natalie Hoyt and Marisa Moe for a purchase price of $12,500,000. This transaction required the approval of a majority of the Board and a majority of the independent members of the Board. Such approval was obtained on August 21, 2003.

The office complex was appraised by an independent third-party MAI appraiser on September 13, 2002, at $13,900,000. In addition to the purchase price, the joint venture incurred acquisition costs of $132,886. The project consists of the four office buildings contributed by Steven B. Hoyt, Marisa Moe and Natalie Hoyt, as well as three industrial/warehouse buildings purchased by the joint venture on October 1, 2002, for $11,800,000. The individual properties are as follows:

			Leasable
			Footage
Property	Address	Year Built	Square	Floors

Brenwood I	5720 Smetana Drive - Minnetonka, MN	1979/80	50,150	4
Brenwood II	5700 Smetana Drive - Minnetonka, MN	1979/80	51,077	4
Brenwood III	5640 Smetana Drive - Minnetonka, MN	1979/80	38,065	3
Brenwood IV	5620 Smetana Drive - Minnetonka, MN	1979/80	37,625	3
4121 Dixon Ave	Des Moines, IA	1977	177,431	1
4141 Dixon Ave	Des Moines, IA	1977	263,196	1
4161 Dixon Ave	Des Moines, IA	1979	164,084	1

NOTE 11 - (continued)

The Trust’s 51% interest in the joint venture was acquired by contributing cash in the amount of $1,546,765, with the balance paid by the assumption, joint and severally with the joint venture partners, of existing debt as well as the placement of new debt with an unpaid principal balance of $22,729,238 as of October 1, 2002. The assumed debt consists of a loan from Allstate Life Insurance Company secured by a first mortgage on the Brenwood Office Complex, with an unpaid principal balance $8,691,536 as of April 30, 2003, bearing interest at a fixed rate of 8.1%, and amortized over 25 years with monthly installment payments of $70,061, with a final payment of all outstanding principal due on October 1, 2010. The new debt consists of a loan from Transamerica Life Insurance Company secured by a first mortgage on the Dixon Avenue property, with an unpaid principal balance of $8,959,322 as of April 30, 2003, bearing interest at a fixed rate of 5.75%, and amortized over 25 years with monthly installment payments of $56,620 and a final payment of all outstanding principal due on December 1, 2002.

The balance of the assumed debt of $5,254,037 on April 30, 2003, currently consists of two short-term unsecured promissory notes from us as the managing member. Both notes bear interest at a variable rate equal to the Prime Rate plus 150 basis points or 1.5%. The rate is currently 6% with a provision that the rate may never be below 6%. These promissory notes are eliminated in the presentation of consolidated financial statements.

THRESHER SQUARE EAST AND WEST On January 2, 2002, IRET acquired a seven-story office building containing 113,736 square feet located at 700 and 708 South Third Street, Minneapolis, Minnesota. The property was purchased for an agreed value of $10,943,414, which was paid by the assumption by IRET of existing debt with unpaid principal balances of $3,655,000 for loan one and $2,580,000 for loan two as of January 1, 2002. The assumed debt bears interest at the rate of 7.03% for loan one and 7.37% for loan two payable in monthly installments of $34,582 for loan one and $33,270 for loan two amortized over a remaining term of 14 years for loan one and 9 years for loan two. The balance of $4,365,802 was paid by the distribution of 507,651 limited partnership units of IRET Properties to the seller with an agreed value of $8.60 per unit. The limited partnership units are convertible on a one-to-one basis to shares of beneficial interest of IRET. The units must be held for a two-year period before they may be converted to shares of IRET and sold. In addition to the purchase price, IRET incurred acquisition costs of $168,574.56 for commission and legal costs.

The property was acquired from WPT I, L.L.C. The seller is an affiliate of Steven B. Hoyt. Mr. Hoyt owns 78% of the seller. At the time of the acquisition, Mr. Hoyt was a member of the Board of Trustees of IRET. All of the trustees of IRET approved the transaction as being fair and reasonable to IRET and that substantial justification existed for IRET to pay a price greater than the cost of the property to the seller. Mr. Hoyt abstained from the vote. IRET did not obtain an independent appraisal of the property, but did prepare an internal current appraisal of the property which determined the value to be $10,943,414. The property is 100% leased to eight different tenants with remaining lease terms of less than one month to seven years. No one tenant leases more than 53% of the property.

BLOOMINGTON BUSINESS PLAZA On October 1, 2001, IRET acquired the Bloomington Business Plaza from a general partnership controlled by Steven B. Hoyt. The property was acquired pursuant to the terms of a contract dated January 8, 2001, as amended by an agreement dated September 27, 2001. At the time of acquisition, Mr. Hoyt was a member of the Board of Trustees for IRET. At the time the original acquisition contract was signed, Mr. Hoyt was not a member of the Board of Trustees for IRET.

NOTE 11 - (continued)

The property was purchased for an agreed value of $7,201,680 of which $215,000 was paid in cash and the balance of $6,986,680 with 812,404.65 limited partnership units of IRET Properties with a value of $8.60 per unit. The limited partnership units are convertible on a one-to-one basis to shares of beneficial interest of IRET. The units must be held for a two-year period before they may be converted to shares of IRET and sold. In addition to the purchase price of $7,201,680, IRET incurred acquisition costs of $203,989 for commissions, loan costs and legal costs. The acquisition was approved by all members of the Board of Trustees of IRET. A subsequent independent appraisal of the property as part of the loan process determined the value to be $6,975,000.

Bloomington Business Plaza is a multi-tenant office/warehouse building constructed in 1985. It consists of 121,063 square feet of leasable space and is currently 100% leased to 21 tenants with remaining lease terms ranging from five months to four years and 10 months. All rents paid by the current tenants are at market rates. No one tenant occupies more than 17.08% of the leasable space.

WIRTH CORPORATE CENTER On April 1, 2002, IRET acquired Wirth Corporate Center, an 89,384 square foot, four-story office building from Mr. Hoyt. The Board of Trustees, other than Mr. Hoyt who abstained from the vote, approved the transaction as being fair and reasonable to IRET. The purchase price was based on an appraisal from an independent third-party who determined the value of the property to be $8.6 million.

In addition to these acquisitions, on April 1, 2001, prior to the time that Mr. Hoyt was elected to the Board of Trustees, IRET acquired a group of six commercial properties from Mr. Hoyt, or affiliates of Mr. Hoyt. Such properties included 2030 Cliff Road, a 13,374 square foot, multi-tenant office building located in Eagan, Minnesota; Burnsville Bluffs, a 26,186 square foot, multi-tenant office building located in Burnsville, Minnesota; Cold Spring Center, a 77,533 square foot, multi-tenant office building located in St. Cloud, Minnesota; Nicollet VII, a 118,400 square foot, multi-tenant office building located in Burnsville, Minnesota; Pillsbury Business Center, a 42,220 square foot, multi-tenant office building located in Bloomington, Minnesota; and Plymouth IV and V, two multi-tenant office buildings have an aggregate of 126,809 square feet and located in Plymouth, Minnesota. The aggregate purchase price for these commercial properties was $34.4 million. The acquisition of these commercial properties was approved by the Board of Trustees.

CHARLES WM. JAMES - RIPLEY AND EXCELSIOR OPTIONS On February 1, 2003, the Trust entered into a merger agreement with the T. F. James Company. As part of the merger agreement, two affiliated entities of the T. F. James Company, Thomas F. James Realty Limited Partnership, L.L.L.P. and Thomas F. James Properties, LLC, were granted the right to purchase certain real property acquired by the Trust as a result of the merger. Charles Wm. James, a member of the Board, has an ownership interest in each of Thomas F. James Realty Limited Partnership, L.L.L.P., and Thomas F. James Properties, LLC, of less than ten percent. Both agreements required the approval of a majority of the Board and a majority of the independent members of the Board. Such approval was obtained on February 12, 2003.

Under the terms of the agreement, the Thomas F. James Realty Limited Partnership, L.L.L.P. purchased a parcel of property located in Ripley, Tennessee for $250,000. Under the terms of the agreement, Thomas F. James Properties, LLC has the option, but not the obligation, to purchase a commercial strip mall located in Excelsior, Minnesota, for the sum of $900,000, plus an annual Consumer Price Index increase from February 2003 until the date the option is exercised. The option purchase price is equal to the price the Trust paid to acquire the property at closing on February 1, 2003, and is equal to the value set by an independent appraisal. Until such time as the option is exercised, the Trust will continue to operate the property and collect all rents from the tenants.

NOTE 11 - (continued)

DIRECTOR AND EXECUTIVE OFFICER LOANS As a result of the acquisition of Odell-Wentz & Associates, L.L.C., the company that acted as advisor prior to July 1, 2000, the Trust assumed a note receivable from Mr. Mihalick in the amount of $101,001.80. Proceeds of said note were used to purchase Shares. The note bears interest at New York Prime less 1% and is payable on demand. The note was paid in full by Mr. Mihalick on October 4, 2002, including principal and interest in the amount of $92,769.

On January 16, 2002, the Board authorized an UPREIT unit loan program that was available to persons holding $1.0 million or more of IRET Properties limited partnership units. Under such loan program, the Trust could lend up to 50% of the value of the borrower’s limited partnership units, with such value to be based on the closing price of the Shares on the NASDAQ National Market on the date of the loan. Such loans were to be for terms of two years or less, secured by the borrower’s limited partnership units in IRET Properties and at a variable interest rate of 1.5% over the interest rate charged to the Trust by a participating lender. The interest rate adjusted on the first of each month. In connection with such loans, the Trust charges a .5% loan fee.

On January 30, 2002, a loan in the amount of $3.5 million was made to Steven B. Hoyt, a member of the Board. The Board approved such loan. The terms of the loan required Mr. Hoyt to make quarterly interest payments beginning April 1, 2002, with the full balance of the principal sum due on or before January 31, 2004. The initial interest rate was equal to the Wall Street Journal Prime Rate as of January 31, 2002, plus 1.5%, which equaled 6.25%. Mr. Hoyt paid a $17,500 loan fee to the Trust at the loan closing on January 30, 2002. On March 31, 2002, Mr. Hoyt made his first required interest payment of $35,958.90. On June 30, 2002, Mr. Hoyt made his second required quarterly interest payment of $54,537.67. On October 1, 2002, Mr. Hoyt repaid the loan in full in the amount of $3,500,000 plus accrued interest in the amount of $55,136.99.

SECURITY SALE SERVICES D.A. Davidson & Co. is a corporation that has, and may in the future, on a best-efforts basis, participated in offerings of the Trust’s shares. John F. Decker, a member of the Board, is an employee of D.A. Davidson. In connection with the Trust’s two most recent offerings, D. A. Davidson & Co. participated as a member of the selling syndicate and sold 600,000 and 700,000 Shares, respectively. In connection with offerings during the fiscal year ended April 30, 2002, the Trust authorized and paid D. A. Davidson commissions in the amount of $490,000, and reimbursed it for legal and travel expenses in the amount of $4,814. Of these amounts, Mr. Decker personally received $37,370 in compensation from D.A. Davidson in connection with such offerings. The Trust did not pay any commissions or expenses to D. A. Davidson during the fiscal year ended April 30, 2003.

UPREIT CONTRIBUTION On April 30, 2002, Edgeview Estates I, Ltd., a North Dakota limited partnership contributed the proceeds from the sale of real estate pursuant to IRET Properties UPREIT Contribution Program. The total amount contributed to IRET Properties by Edgeview in exchange for limited partnership units was $386,168.17. A total of 38,908.632 units were allocated to the partnership at a price of $9.925 per unit. The unit price of $9.925 was determined using the average NASDAQ closing price for the 14 trading days prior to April 30, 2002, excluding the highest close and the lowest close during the 14-day period. No commissions, fees or other costs were paid or incurred by IRET Properties.

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

NOTE 12 - MARKET PRICE RANGE OF SHARES

For the year ended April 30, 2003, a total of 10,805,213 shares were traded on the NASDAQ in 22,283 separate trades. The high trade price during this period was $11.900, the low was $8.550, and the closing price on April 30, 2003, was $9.800.

For the year ended April 30, 2002, a total of 7,644,522 shares were traded in 12,798 separate trades. The high was $10.49, low $8.25 and closing price on April 30, 2002, was $10.03.

For the year ended April 30, 2001, a total of 3,668,819 shares were traded in 4,692 separate trades. The high trade price during the period was $8.980, the low was $7.375, and the closing price on April 30, 2001, was $8.770.

NOTE 13 - OPERATING SEGMENTS

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

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

NOTE 13 - (continued)

The following information summarizes IRET’s segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

YEAR ENDING APRIL 30, 2003

	Commercial	Residential	Total

Segment Revenue
Rental revenue	$59,166,328	$59,734,691	$118,901,019

Segment Expenses
Mortgage interest	18,673,126	17,355,781	36,028,907
Utilities and maintenance	8,254,825	11,565,760	19,820,585
Taxes	6,799,658	6,768,697	13,568,355
Insurance	614,029	1,545,241	2,159,270
Property management	2,303,610	6,016,602	8,320,212

Total Segment Expense	$36,645,248	$43,252,081	$79,897,329

Segment Gross Profit	$22,521,080	$16,482,610	$39,003,690

Reconciliation to consolidated operations:
Interest discounts and fee revenue			$1,064,390
Other interest expense			(1,044,001)
Depreciation			(19,414,402)
Administration, advisory, and trust fees			(2,164,168)
Operating expenses			(885,403)
Amortization			(700,684)

Consolidated income before gain/loss on properties and minority interest			$15,859,422

	Commercial	Residential	Total

Segment Assets
Property owned	$520,864,186	$398,916,616	$919,780,802
Less accumulated depreciation	(25,086,219)	(50,552,553)	(75,638,772)

Total consolidated property owned	$495,777,967	$348,364,063	$844,142,030

NOTE 13 - (continued)

YEAR ENDING APRIL 30, 2002

	Commercial	Residential	Total

Segment Revenue
Rental revenue	$32,298,473	$58,429,394	$90,727,867

Segment Expenses
Mortgage interest	12,077,797	16,569,425	28,647,222
Utilities and maintenance	1,935,285	10,438,732	12,374,017
Taxes	2,593,370	6,463,111	9,056,481
Insurance	189,219	1,108,201	1,297,420
Property management	909,510	5,982,400	6,891,910

Total Segment Expense	$17,705,181	$40,561,869	$58,267,050

Segment Gross Profit	$14,593,292	$17,867,525	$32,460,817

Reconciliation to consolidated operations:
Interest discounts and fee revenue			$1,277,083
Other interest expense			(1,441,393)
Depreciation			(15,238,520)
Administration, advisory, and trust fees			(1,682,742)
Operating expenses			(565,802)
Amortization			(549,200)

Consolidated income before gain/loss on properties and minority interest			$14,260,243

	Commercial	Residential	Total

Segment Assets
Property owned	$350,388,982	$389,930,454	$740,319,436
Less accumulated depreciation	(17,296,055)	(41,629,462)	(58,925,517)

Total consolidated property owned	$333,092,927	$348,300,992	$681,393,919

NOTE 13 - (continued)

YEAR ENDING APRIL 30, 2001

	Commercial	Residential	Total

Segment Revenue
Rental revenue	$18,672,410	$55,244,032	$73,916,442

Segment Expenses
Mortgage interest	7,621,780	16,281,885	23,903,665
Utilities and maintenance	831,705	10,343,441	11,175,146
Taxes	968,583	6,424,582	7,393,165
Insurance	121,233	667,153	788,386
Property management	307,720	5,383,164	5,690,884

Total Segment Expense	$9,851,021	$39,100,225	$48,951,246

Segment Gross Profit	$8,821,389	$16,143,807	$24,965,196

Reconciliation to consolidated operations:
Interest discounts and fee revenue			$966,428
Other interest expense			(789,970)
Depreciation			(12,046,175)
Administration, advisory, and trust fees			(1,480,696)
Operating expenses			(431,390)
Amortization			(428,188)

Consolidated income before gain/loss on properties and minority interest			$10,755,205

	Commercial	Residential	Total

Segment Assets
Property owned	$230,058,846	$361,577,622	$591,636,468
Less accumulated depreciation	(11,796,966)	(32,296,179)	(44,093,145)

Total consolidated property owned	$218,216,880	$329,281,443	$547,543,323

NOTE 14 - DISCONTINUED OPERATIONS

The Trust adopted SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, on May 1, 2003. SFAS 144 requires the Trust to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale unless certain conditions are met. It also requires that any gains or losses from the sale of a property be reported in discontinued operations, unless certain conditions are met. There were no properties held for sale as of April 30, 2003 or 2002. The following information reflects details of the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the years ended April 30, 2003, 2002 and 2001.

	2003	2002	2001

REVENUE
Real Estate Rentals	$800,967	$1,010,735	$884,280
Discounts and Fees	289	384	0

Total Revenue	$801,256	$1,011,119	$884,280
OPERATING EXPENSE
Interest	$502,573	$516,231	$537,763
Depreciation	191,532	276,648	253,357
Utilities and Maintenance	263,526	335,597	371,420
Taxes	123,925	128,118	152,017
Insurance	26,850	55,202	43,577
Property Management Expenses	65,837	93,632	93,539

Total operating expenses	$1,174,243	$1,405,428	$1,451,673

Loss Before Gain on Properties and Minority Interest	(372,987)	(394,309)	(567,393)
Minority Interest Portion of Operating Partnership Income	(219,719)	100,279	115,277

Gain on sale of operations	1,279,456	0	0

Net Income(Loss)	$686,750	$(294,030)	$(452,116)

Residential	1,135,328	116,605	65,652
Commercial	(448,578)	(410,635)	(517,768)

Total	$686,750	$(294,030)	$(452,116)

Property sale data
Sales Price	$8,550,000	N/A	N/A
Net cost of property sold	7,270,544	N/A	N/A

Gain(loss)	$1,279,456	N/A	N/A

NOTE 15 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing the earnings available to stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if potential dilutive securities had been converted to shares. Operating partnership units can be exchanged for shares on a one-for-one basis after a holding period of one to two years. The following table reconciles amounts reported in the consolidated financial statements for the years ended April 30, 2003, 2002, and 2001:

	2003	2002	2001

NUMERATOR
Net income applicable to shares	$12,248,161	$10,600,129	$8,694,240

Numerator for basic earnings per share	12,248,161	10,600,129	8,694,240
Minority interest portion of operating partnership income	3,898,958	3,614,168	2,095,177

Numerator for diluted earnings per share	$16,147,119	$14,214,297	$10,789,417

DENOMINATOR
Denominator for basic earnings per share
Weighted average shares	32,574,429	25,492,282	23,071,500
Effect of dilutive securities
Convertible operating partnership units	10,040,669	8,289,087	5,506,200

Denominator for diluted earnings per share	$42,615,098	$33,781,369	$28,577,700

Basic earnings per share	$0.38	$0.42	$.38

Diluted earnings per share	$0.38	$0.42	$.38

NOTE 16 - RETIREMENT PLAN

As part of the acquisition on July 1, 2000, of Odell-Wentz & Associates, LLC, IRET assumed a defined contribution profit sharing retirement plan and a defined contribution 401K retirement plan. Employees over the age of 21 and after completion of one year of service are eligible to participate in the profit sharing plan. Contributions to the profit sharing plan are at the discretion of the management. All employees are immediately eligible to participate in the 401K plan and may contribute up to 15% of their compensation subject to maximum levels. IRET matches up to 3% of participating employees’ wages. Plan expenses to IRET for the years ended April 30, 2003, 2002, and 2001, were $46,875, $90,455, and $45,301, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

INSURANCE IRET’s portfolio-wide general liability and property insurance policies renewed on May 1, 2002. Fiscal 2003 premium was $1,992,668 for both commercial and residential properties. A portion of IRET’s insurance costs is passed through to certain commercial tenants pursuant to the terms of the applicable lease agreement. Of IRET’s total insurance costs, $622,643 or 32.24% was billed back to IRET’s commercial tenants. For Fiscal 2004, all of IRET’s real estate properties are insured against the customary casualty and liability claims, including acts of terrorism. The additional cost for terrorism coverage will be $79,224. IRET also carries Directors’ and Officers’ liability insurance. For Fiscal 2003 and 2002, this premium amount was $79,584 and $72,681, respectively. This amount will be $99,875 for Fiscal 2004.

NOTE 17 - (continued)

PURCHASE OPTIONS The Trust has granted options to purchase certain Trust assets to various parties. The options grant the parties the right to purchase certain Trust assets at the greater of its appraised value or an annual compounded increase of 2% to 2.5% of the initial cost to the Trust. The property cost and gross rental revenue on these properties are as follows:

		Gross Rental Receipts

	Property Cost	2003	2002	2001

East Grand Station - EGF, MN	$1,392,251	$152,352	$152,352	$161,825
Edgewood Vista - Belgrade, MT	453,494	49,060	49,060	49,063
Edgewood Vista - Billings, MT	980,218	106,150	106,150	106,150
Edgewood Vista - Columbus, NE	455,626	49,060	49,060	49,063
Edgewood Vista - Duluth, MN	7,081,519	1,245,619	770,004	588,501
Edgewood Vista - EGF, MN	1,430,136	155,012	155,012	98,175
Edgewood Vista - Fremont, NE	552,172	58,911	58,911	19,637
Edgewood Vista - Grand Island, NE	455,626	49,060	49,060	49,063
Edgewood Vista - Hastings, NE	571,539	60,588	60,588	20,196
Edgewood Vista - Kalispell, MT	588,113	61,600	61,600	10,267
Edgewood Vista - Minot, ND	6,270,707	761,905	681,055	681,055
Edgewood Vista - Missoula, MT	962,428	120,175	113,644	104,500
Edgewood Vista - Omaha, NE	641,252	67,188	67,188	16,797
Edgewood Vista - Sioux Falls, SD	974,739	106,150	106,150	106,150
Edgewood Vista - Virginia, MN	7,070,369	759,000	0	0
Excelsior Retail Ctr - Excelsior, MN	900,000	22,346	0	0
Great Plains Software - Fargo, ND	15,375,154	1,875,000	1,875,000	1,875,000
HealthEast - Woodbury & Maplewood, MN	21,600,999	1,916,636	1,916,636	1,916,636

TOTAL	$67,756,342	$8,529,407	$6,271,469	$5,852,079

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

NOTE 17 - (continued)

It is currently IRET’s policy to obtain a Phase I environmental study on each property that IRET seeks to acquire. If the Phase I indicated any possible environmental problems, IRET’s policy is to order a Phase II study, which involves testing the soil and ground water for actual hazardous substances. No assurance can be given that the Phase I or Phase II environmental studies, or any other environmental studies undertaken with respect to any of IRET’s current or future properties, will reveal the full extent of potential environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition unknown to IRET, that a material environmental condition does not otherwise exist as to any one or more of such properties or that environmental matters will not have a material adverse effect on IRET, IRET’s ability to make distributions to shareholders and IRET’s ability to pay amounts due on debt. IRET currently does not carry insurance for environmental liabilities.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. As a result, in addition to any liability that IRET may have with respect to current properties, IRET may also have liability with respect to properties previously sold by IRET’s predecessors or by IRET. To management’s knowledge, as of April 30, 2003, IRET does not own and has not sold any properties that contain known material environmental liabilities.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Accrued interest payable - The carrying amount approximates fair value because of the short-term.

NOTE 18 - (continued)

The estimated fair values of the Trust’s financial instruments are as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

FINANCIAL ASSETS
Mortgage loan receivable	$1,182,940	$1,182,940	$3,952,762	$3,952,762
Cash	15,564,714	15,564,714	12,333,426	12,333,426
Marketable securities available-for-sale	3,077,260	3,077,260	10,500,000	10,500,000
FINANCIAL LIABILITIES
Notes payable	$11,247,531	$11,247,531	$0	$0
Mortgages payable	539,397,202	567,146,224	459,568,905	446,861,536
Investment certificates issued	9,034,696	9,034,696	25,186,582	24,880,390
Accrued interest payable	3,333,029	3,333,029	3,380,046	3,380,046

NOTE 19 – ADVERTISING COSTS

Advertising costs, which were expensed as incurred, total $956,852 for the year ended April 30, 2003.

THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.

ADDITIONAL INFORMATION

INDEPENDENT AUDITOR’S REPORT ON ADDITIONAL INFORMATION

Board of Trustees
Investor Real Estate Trust
and Subsidiaries
Minot, North Dakota

Our report on our audit of the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended April 30, 2003, 2002, and 2001, appears on page 1. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information on pages 35 through 57 related to the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended April 30, 2003, 2002, and 2001 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information, except for information on page 58 that is marked “unaudited” on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended April 30, 2003, 2002, and 2001 taken as a whole.

We also have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2001, 2000, and 1999, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years ended April 30, 2000, and 1999, none of which is presented herein, and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information on page 49 relating to the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2001, 2000, and 1999, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years ended April 30, 2000, and 1999, is fairly stated in all material respects in relation to the basic consolidated financial statements from which it has been derived.

/S/ Brady, Martz & Associates, P.C.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA

May 22, 2003

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION

				COST CAPITALIZATION
		INITIAL COST TO TRUST		SUBSEQUENT TO ACQUISITION

			BUILDINGS &		CARRYING
APARTMENTS	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS

408 1ST STREET SE - MINOT, ND	$0	$10,000	$36,907	$0	$0
APPLEWOOD ON THE GREEN - OMAHA, NE	7,558,068	706,200	10,009,570	1,018,804	94,656
BEULAH CONDOS - BEULAH, ND	0	6,360	481,964	1,537	0
BISON PROPERTIES - CARRINGTON, ND	0	100,210	524,380	35,005	0
CANDLELIGHT APTS - FARGO, ND	338,683	80,040	951,819	50,645	0
CANYON LAKE APTS - RAPID CITY, SD	2,951,857	304,500	3,902,939	16,290	72,681
CASTLE ROCK - BILLINGS, MT	3,755,711	736,000	5,092,773	261,521	0
CENTURY APTS - WILLISTON, ND	2,129,563	200,000	4,030,209	193,821	0
CHATEAU APTS - MINOT, ND	1,964,256	122,000	2,400,589	118,184	0
CLEARWATER - BOISE, ID	2,518,454	585,000	3,288,512	20,873	0
COLTON HEIGHTS - MINOT, ND	186,248	80,000	891,797	9,978	0
COTTONWOOD LAKE - BISMARCK, ND	7,980,695	1,055,862	12,681,459	33,381	114,352
COUNTRY MEADOWS PHASE I - BILLINGS, MT	2,422,608	245,624	4,004,971	6,247	120,821
COUNTRY MEADOWS PHASE II - BILLINGS, MT	2,444,847	245,624	4,119,348	5,035	0
CRESTVIEW APTS - BISMARCK, ND	3,113,735	235,000	4,840,589	220,981	0
CROWN COLONY - TOPEKA, KS	7,098,300	620,000	10,261,547	226,167	0
DAKOTA ARMS - MINOT, ND	235,721	50,000	583,823	13,846	0
DAKOTA HILL AT VALLEY RANCH - IRVING, TX	24,794,645	3,650,000	34,164,473	282,775	0
EAST PARK APARTMENTS - SIOUX FALLS, SD	1,737,103	115,200	2,405,154	81,250	0
EASTGATE PROPERTIES - MOORHEAD, MN	1,564,697	23,917	2,497,566	85,045	0
FOREST PARK ESTATES - GRAND FORKS, ND	7,141,333	810,000	6,830,288	232,236	0
HERITAGE MANOR - ROCHESTER, MN	4,446,490	403,256	7,494,664	90,219	0
IVY CLUB - VANCOUVER, WA	7,928,730	1,274,000	10,622,204	1,394,628	0
JENNER PROPERTIES - GRAND FORKS, ND	888,541	201,000	2,046,932	(254,560)	0
KIRKWOOD APTS - BISMARCK, ND	2,201,253	449,290	3,341,202	56,066	0
LANCASTER APTS - ST CLOUD, MN	1,607,769	289,000	2,971,739	26,750	0
LEGACY APTS - GRAND FORKS, ND	5,903,037	1,361,855	9,509,739	43,756	224,180
LEGACY IV - GRAND FORKS, ND	2,820,969	725,277	6,359,611	32,158	0
LONETREE APTS - HARVEY, ND	0	13,584	223,995	21,455	0
MAGIC CITY APTS - MINOT, ND	1,307,689	462,000	4,578,460	129,702	0
MEADOWS PHASE I & II - JAMESTOWN, ND	1,933,833	111,550	3,647,763	4,715	0
MEADOWS PHASE III - JAMESTOWN, ND	1,125,426	55,775	2,142,241	680	0
MIRAMONT - FORT COLLINS, CO	11,263,923	1,470,000	12,988,518	103,372	0
NEIGHBORHOOD APTS - CO. SPRINGS, CO	6,756,308	1,033,592	10,522,644	142,602	0
NORTH POINTE - BISMARCK, ND	1,596,416	143,500	2,182,708	8,877	123,687
OAKMONT APTS - SIOUX FALLS, SD	4,038,533	422,915	4,807,085	183,601	27,468
OLYMPIC VILLAGE - BILLINGS, MT	8,235,347	1,164,000	10,819,207	107,604	0
OXBOW - SIOUX FALLS, SD	4,163,275	404,072	4,658,972	117,674	0
PARK EAST APTS - FARGO, ND	3,292,341	83,000	5,113,596	79,265	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

				COST CAPITALIZATION
		INITIAL COST TO TRUST		SUBSEQUENT TO ACQUISITION

			BUILDINGS &		CARRYING
APARTMENTS - CONTINUED	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS

PARK MEADOWS - WAITE PARK, MN	$10,677,633	$1,143,450	$10,866,733	$447,820	$0
PARKWAY APTS - BEULAH, ND	0	7,000	174,421	18,309	0
PEBBLE SPRINGS - BISMARCK, ND	427,822	7,200	789,599	8,469	0
PINE CONE APTS - FORT COLLINS, CO	10,154,157	904,545	12,417,920	174,874	0
PINEHURST APTS - BILLINGS, MT	485,343	71,500	674,302	15,484	5,508
POINTE WEST APTS - MINOT, ND	2,197,931	240,000	4,074,422	250,752	0
PRAIRIE WINDS APTS - SIOUX FALLS, SD	1,269,692	144,097	1,882,939	27,504	0
PRAIRIEWOOD MEADOWS - FARGO, ND	1,961,826	280,000	2,616,253	119,957	0
RIDGE OAKS APTS - SIOUX CITY, IA	2,837,112	178,100	4,417,527	169,777	0
RIMROCK APTS - BILLINGS, MT	2,512,691	329,708	3,657,610	16,352	0
ROCKY MEADOWS 96 - BILLINGS, MT	3,570,667	655,985	6,013,148	11,084	103,378
ROSEWOOD/OAKWOOD - SIOUX FALLS, SD	3,820,417	542,800	5,251,577	110,961	0
SHERWOOD APTS - TOPEKA, KS	10,647,451	1,150,000	15,118,055	150,284	0
SOUTH POINTE - MINOT, ND	6,103,943	550,000	9,429,187	36,911	402,672
SOUTHVIEW APTS - MINOT, ND	0	185,000	548,498	18,397	0
SOUTHWIND APTS - GRAND FORKS, ND	3,850,179	400,000	5,688,737	143,966	0
SUNSET TRAIL PHASE I - ROCHESTER, MN	4,267,783	168,188	7,604,646	15,618	0
SUNSET TRAIL PHSE II & III - ROCHESTER, MN	0	336,376	6,851,383	(14,288)	0
SWEETWATER PROP - DEVILS LAKE, ND	0	90,767	1,614,417	42,096	0
SYCAMORE VILLAGE APTS - SIOUX FALLS, SD	977,120	100,800	1,316,899	38,321	0
THOMASBROOK - LINCOLN, NE	5,867,741	600,000	9,555,696	147,541	0
VALLEY PARK MANOR - GRAND FORKS, ND	2,938,128	293,500	4,878,431	121,080	0
VAN MALL WOODS - VANCOUVER, WA	3,654,490	600,000	5,591,712	81,972	0
WEST STONEHILL - ST. CLOUD, MN	7,245,849	939,000	11,031,748	856,087	0
WESTWOOD PARK - BISMARCK, ND	1,144,680	161,114	2,092,638	115,435	0
WOODRIDGE APTS - ROCHESTER, MN	3,663,780	370,000	6,479,155	132,322	0

TOTAL APARTMENTS	$239,722,839	$30,498,333	$358,669,610	$8,459,270	$1,289,403

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

				COST CAPITALIZATION
		INITIAL COST TO TRUST		SUBSEQUENT TO ACQUISITION

			BUILDINGS &		CARRYING
OFFICE BUILDINGS	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS

17 SOUTH MAIN - MINOT, ND	$0	$15,000	$75,000	$717	$0
1ST AVENUE BUILDING - MINOT, ND	0	30,000	507,189	2,751	0
2030 CLIFF ROAD - EAGAN, MN	619,363	145,900	836,863	0	0
401 SOUTH MAIN - MINOT, ND	0	70,600	546,682	4,853	0
7901 FLYING CLOUD DR - EDEN PRAIRIE, MN	3,760,343	1,062,000	4,098,600	590,237	0
BLMNGTON BUS PLAZA - BLOOMINGTON, MN	4,897,585	1,300,000	6,105,669	142,249	39,440
BRENWOOD - MINNETONKA, MN	8,691,536	1,762,100	12,251,985	192,338	0
BURNSVILLE BLUFFS - BURNSVILLE, MN	1,569,742	300,300	2,156,349	(2,738)	0
CENTRAL BANK OFFICE - EDEN PRAIRIE, MN	2,545,000	531,000	4,069,000	0	0
CHIROPRACTOR OFF BLDG - GRNWOOD, MN	230,533	189,000	141,000	0	0
COLD SPRING CENTER - ST. CLOUD, MN	5,044,833	588,000	7,809,336	96,933	0
INTERLACHEN CORP CENTER - EAGAN, MN	11,283,875	1,650,000	14,850,000	0	191,307
LEXINGTON COMMERCE CTR - EAGAN, MN	3,278,320	453,400	5,036,323	334,355	0
MENDOTA CTR I - MENDOTA HEIGHTS, MN	4,451,469	1,570,253	5,433,880	0	0
MENDOTA CTR II - MENDOTA HEIGHTS, MN	7,122,241	1,073,951	10,132,661	332,117	0
MENDOTA CTR III - MENDOTA HEIGHTS, MN	4,011,183	1,500,986	5,202,970	0	0
MENDOTA CTR IV - MENDOTA HEIGHTS, MN	5,208,551	1,385,330	7,319,807	0	0
MENDOTA NORTHLAND CTR - M. HGHTS, MN	11,223,715	1,331,383	16,329,038	0	0
NICOLLET VII - BURNSVILLE, MN	4,646,355	429,400	6,931,270	20,000	0
NORTHGATE II - MAPLE GROVE, MN	1,506,255	357,800	2,000,093	0	0
PAUL LARSON CLINIC - EDINA, MN	0	351,282	661,680	0	0
PILLSBURY BUSINESS CENTER - EDINA, MN	1,200,610	284,400	1,558,570	(369)	0
PLAZA VII - BOISE, ID	0	300,000	3,057,662	35,500	0
PLYMOUTH IV & V - PLYMOUTH, MN	9,020,272	640,500	13,707,290	0	0
SOUTHDALE EXPANSION - EDINA, MN	0	0	7,223,906	0	0
SOUTHDALE MEDICAL CENTER - EDINA, MN	23,577,208	3,500,000	29,088,538	507,841	0
SOUTHEAST TECH CENTER - EAGAN, MN	4,075,750	559,500	5,556,354	0	0
THREE PARAMOUNT PLAZA - BLMNGTN, MN	5,100,907	1,260,712	6,106,515	512,300	0
THRESHER SQUARE E - MINNEAPOLIS, MN	3,490,000	645,661	5,910,771	1,750	4,343
THRESHER SQUARE W - MINNEAPOLIS, MN	2,365,000	448,680	4,106,877	1,750	3,626
WAYROAD - MINNETONKA, MN	3,533,599	530,000	4,845,000	50,210	19,985
WESTGATE - BOISE, ID	8,100,000	1,000,000	10,509,091	139,237	0
WIRTH CORP CENTER - GOLDEN VALLEY, MN	5,369,308	970,000	7,630,000	13,958	29,281

TOTAL OFFICE BUILDINGS	$145,923,553	$26,237,138	$211,795,969	$2,975,988	$287,982

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

				COST CAPITALIZATION
		INITIAL COST TO TRUST		SUBSEQUENT TO ACQUISITION

			BUILDINGS &		CARRYING
COMMERCIAL	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS

ABBOTT NORTHWEST - SARTELL, MN	$8,644,277	$0	$12,993,496	$643,470	$0
AIRPORT MEDICAL - BLOOMINGTON, MN	3,166,159	0	4,678,418	0	0
AMERITRADE - OMAHA, NE	5,514,329	326,500	8,022,298	0	0
ANOKA STRIP CENTER - ANOKA, MN	252,518	123,200	601,800	0	0
ARROWHEAD SHOPPING CENTER - MINOT, ND	1,227,849	100,359	2,905,060	48,542	0
BARNES & NOBLE - FARGO, ND	1,528,992	540,000	2,784,131	(49,135)	0
BARNES & NOBLE - OMAHA, NE	1,656,408	600,000	3,099,197	0	0
CARMIKE THEATRE - GRAND FORKS, ND	1,728,771	183,515	2,295,154	0	67,068
CHAMPION AUTO - FOREST LAKE, MN	56,354	49,600	446,400	0	0
CHECKERS AUTO - FARIBAULT, MN	120,246	83,400	256,600	0	0
CHECKERS AUTO - ROCHESTER, MN	156,323	76,200	363,800	0	0
CONSECO BLDG - RAPID CITY, SD	4,305,143	285,000	6,759,870	1,956	0
DEWEY HILL BUSINESS CENTER - EDINA, MN	3,027,115	985,000	3,884,054	21,123	0
DILLY LILY - ST. LOUIS PARK, MN	120,246	168,000	172,000	0	0
DIXON AVE INDUST PARK - DES MOINES, IA	8,959,322	1,438,780	10,433,571	1,028,528	0
EAGAN PDQ - EAGAN, MN	563,379	214,400	568,496	0	0
EAGAN RETAIL CENTER I - EAGAN, MN	379,097	196,000	314,405	0	0
EAGAN RETAIL CENTER II - EAGAN, MN	971,904	291,300	1,057,414	0	0
EAST GRAND STATION - E GRAND FORKS, ND	823,935	150,000	1,242,251	0	0
EDGEWOOD VISTA - BILLINGS, MT	564,576	130,000	850,218	0	0
EDGEWOOD VISTA - DULUTH, MN	4,366,614	390,000	6,737,903	(46,384)	0
EDGEWOOD VISTA PHSE III - DULUTH, MN	0	0	4,623,938	0	0
EDGEWOOD VISTA - SIOUX FALLS, SD	575,028	130,000	844,739	0	0
EDGEWOOD VISTA - BELGRADE, MT	255,421	14,300	439,194	0	0
EDGEWOOD VISTA - COLUMBUS, NE	274,121	14,300	441,326	0	0
EDGEWOOD VISTA - EAST GRAND FORKS, MN	914,215	25,000	1,405,136	0	0
EDGEWOOD VISTA - FREMONT, ND	341,908	56,000	496,172	0	0
EDGEWOOD VISTA - GRAND ISLAND, NE	274,121	14,300	441,326	0	0
EDGEWOOD VISTA - MISSOULA, MT	542,770	108,900	853,528	0	0
EDGEWOOD VISTA - OMAHA, NE	408,083	88,567	552,685	0	0
EDGEWOOD VISTA - HASTINGS, NE	352,937	13,971	557,568	0	0
EDGEWOOD VISTA - KALISPELL, MT	358,342	70,000	518,113	0	0
EDGEWOOD VISTA - MINOT, ND	3,317,040	260,000	6,010,707	0	0
EDGEWOOD VISTA - VIRGINIA, MN	4,723,662	246,370	6,653,630	111,986	58,383
ERNST HOME CENTER - KALISPELL, MT	1,091,815	250,000	2,250,000	0	0
EVERGREEN SHOPPING CTR - PINE CITY, MN	1,639,522	154,200	2,645,800	2,229	0
EXCELSIOR RETAIL CENTER - EXCELSIOR, MN	0	274,500	625,500	0	0
EXPRESS SHOPPING CENTER - FARGO, ND	1,106,959	305,000	1,120,000	0	0
GREAT PLAINS SOFTWARE - FARGO, ND	7,921,363	125,501	15,249,653	0	0
HEALTHEAST MED CTR - WOODBURY & ST. JOHNS, MN	18,488,202	3,238,275	18,362,724	0	0
HOSPITALITY ASSOCIATES - MINNETONKA, MN	0	40,000	365,548	(4,650)	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

				COST CAPITALIZATION
		INITIAL COST TO TRUST		SUBSEQUENT TO ACQUISITION

			BUILDINGS &		CARRYING
COMMERCIAL - CONTINUED	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS

INTERSTATE BAKERY - MOUNDS VIEW, MN	$108,162	$47,100	$242,900	$0	$0
INTERSTATE BAKERY - ST. PAUL, MN	53,310	70,400	249,600	0	0
INVER GROVE CENTER - PDQ - INVER GROVE HEIGHTS, MN	207,839	220,700	719,300	0	0
JAMESTOWN MALL - JAMESTOWN, ND	774,174	297,000	1,023,000	1,021	0
LINDBERG BLDG - EDEN PRAIRIE, MN	1,096,504	198,000	1,410,535	543,066	0
MAPLEWOOD SQUARE - ROCHESTER, MN	6,451,857	3,275,000	8,631,217	0	0
MED PARK MALL - GRAND FORKS, ND	3,286,735	680,500	5,016,088	(47,989)	0
METAL IMPROVEMENT CO - N. BRIGHTON, MN	1,482,490	240,000	2,185,000	20,246	3,810
MINOT PLAZA - MINOT, ND	0	50,000	469,615	1,735	0
PAMIDA - LADYSMITH, WI	664,894	89,100	1,410,900	0	0
PAMIDA - LIVINGSTON, MT	594,242	226,950	1,573,050	0	0
PARK DENTAL - BROOKLYN, MN	1,815,885	185,000	2,767,052	0	0
PDQ CENTER - MOUND, MN	0	100,000	260,000	0	0
PDQ CENTER - PRIOR LAKE, MN	966,400	202,120	768,626	0	0
PETCO WAREHOUSE - FARGO, ND	720,031	324,148	927,541	0	27,245
PIONEER SEED - MOORHEAD, MN	0	56,925	596,951	0	0
PLAZA SHOPPING CENTER - SCHOFIELD, WI	0	175,000	1,575,000	0	0
PRIOR LAKE PEAK - PRIOR LAKE, MN	0	47,880	430,920	0	0
SAM GOODY/MUSICLAND - WILLMAR, MN	0	170,400	229,600	0	0
STERNER LIGHTING - WINSTED, MN	0	100,000	900,789	0	0
STONE CONTAINER - ROSEVILLE, MN	5,152,889	810,000	7,290,000	(15,124)	165,239
STONE CONTAINER - WACONIA, MN	0	165,000	1,501,518	0	0
STONE CONTAINER - FARGO, ND	2,194,329	440,251	6,576,159	0	89,156
STRIP CENTER I - BURNSVILLE, MN	372,084	207,500	772,500	3,424	0
STRIP CENTER II - BURNSVILLE, MN	261,372	291,300	468,700	0	0
THOMASVILLE - KENTWOOD, MI	1,232,635	225,000	1,896,474	0	0
TOM THUMB - ANDOVER, MN	0	103,700	176,300	0	0
TOM THUMB - BETHEL, MN	0	32,000	478,000	0	0
TOM THUMB - BLAINE, MN	0	120,800	399,200	0	0
TOM THUMB - BUFFALO, MN	127,842	130,700	329,300	0	0
TOM THUMB - CENTERVILLE, MN	191,466	78,000	252,000	0	0
TOM THUMB - GLENCOE, MN	0	52,300	477,700	0	0
TOM THUMB - HAM LAKE, MN	0	143,400	391,600	0	0
TOM THUMB - HOWARD LAKE, MN	144,296	22,000	358,000	0	0
TOM THUMB - LAKELAND, MN	264,406	85,900	354,100	0	0
TOM THUMB - LAKEVILLE, MN	102,339	121,000	1,141,945	98,063	0
TOM THUMB - LINDSTROM, MN	0	66,500	253,500	0	0
TOM THUMB - LINO LAKES, MN	114,634	120,800	319,200	0	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

				COST CAPITALIZATION
		INITIAL COST TO TRUST		SUBSEQUENT TO ACQUISITION

			BUILDINGS &		CARRYING
COMMERCIAL - CONTINUED	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS

TOM THUMB - LONG PRAIRIE, MN	$458,122	$38,900	$661,100	$0	$0
TOM THUMB - MONTICELLO, MN	0	85,500	769,500	0	0
TOM THUMB - MORA, MN	0	55,000	245,000	0	0
TOM THUMB - OAKDALE, MN	187,635	351,000	379,000	1,155	0
TOM THUMB - PAYNESVILLE, MN	0	30,800	334,200	0	0
TOM THUMB - PINE CITY, MN	0	82,800	357,200	0	0
TOM THUMB - SAUK RAPIDS, MN	0	25,000	225,000	0	0
TOM THUMB - SHOREVIEW, MN	0	63,300	266,700	0	0
TOM THUMB - WINSTED, MN	143,404	35,200	374,800	0	0
U.H. MEDICAL - ST. PAUL, MN	4,849,584	0	7,407,752	0	0
VIROMED - EDEN PRAIRIE, MN	2,575,827	666,000	4,197,634	0	0
WEDGEWOOD - SWEETWATER, GA	1,326,222	334,346	3,637,532	0	0
WEST LAKE CENTER - FOREST LAKE, MN	3,975,973	2,396,600	5,610,507	0	0
WEST VILLAGE CENTER - CHANHASSEN, MN	12,047,805	5,035,000	15,815,000	18,446	0
WILSON’S LEATHER - BROOKLYN PARK, MN	8,986,343	1,368,000	11,642,645	42,969	0

TOTAL COMMERCIAL	$153,650,796	$32,300,258	$241,671,273	$2,424,677	$410,901

UNDEVELOPED LAND
ANDOVER, MN	$0	$150,000	$0	$0	$0
CENTERVILLE, MN	0	100,000	0	0	0
INVER GROVE, MN	100,014	560,000	0	0	0
KALISPELL, MT	0	1,400,000	0	0	0
LIBBY, MT	0	150,000	0	0	0
LONG PRAIRIE, MN	0	150,000	0	0	0
PRIOR LAKE, MN	0	50,000	0	0	0
RIVER FALLS, WI	0	200,000	0	0	0

TOTAL UNDEVELOPED LAND	$100,014	$2,760,000	$0	$0	$0

TOTALS	$539,397,202	$91,795,729	$812,136,852	$13,859,935	$1,988,286

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION

						LIFE ON WHICH
						LATEST INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT IS
APARTMENTS	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	COMPUTED

408 1ST STREET SE - MINOT, ND	$10,000	$36,907	$46,907	$31,465	2001	40 years
APPLEWOOD ON THE GREEN - OMAHA, NE	706,200	11,123,030	11,829,230	362,511	2001	40 years
BEULAH CONDOS - BEULAH, ND	6,360	483,501	489,861	338,077	1983	15-40 years
BISON PROPERTIES - CARRINGTON, ND	100,210	559,385	659,595	390,487	1972	25-40 years
CANDLELIGHT APTS - FARGO, ND	80,040	1,002,464	1,082,504	244,007	1993	24-40 years
CANYON LAKE APTS - RAPID CITY, SD	304,500	3,991,910	4,296,410	163,846	2001	40 years
CASTLE ROCK - BILLINGS, MT	736,000	5,354,294	6,090,294	600,455	1999	40 years
CENTURY APTS - WILLISTON, ND	200,000	4,224,030	4,424,030	1,745,952	1986	35-40 years
CHATEAU APTS - MINOT, ND	122,000	2,518,773	2,640,773	328,693	1997	12-40 years
CLEARWATER - BOISE, ID	585,000	3,309,385	3,894,385	394,883	1999	40 years
COLTON HEIGHTS - MINOT, ND	80,000	901,775	981,775	469,256	1996	40 years
COTTONWOOD LAKE - BISMARCK, ND	1,055,862	12,829,192	13,885,054	1,384,242	1999	40 years
COUNTRY MEADOWS PHS I - BILLINGS, MT	245,624	4,132,039	4,377,663	452,798	1984	33-40 years
COUNTRY MEADOWS PHS II - BILLINGS, MT	245,624	4,124,383	4,370,007	452,798	1997	40 years
CRESTVIEW APTS - BISMARCK, ND	235,000	5,061,570	5,296,570	1,126,379	1994	24-40 years
CROWN COLONY - TOPEKA, KS	620,000	10,487,714	11,107,714	956,063	2000	40 years
DAKOTA ARMS - MINOT, ND	50,000	597,669	647,669	114,633	1996	24-40 years
DAKOTA HILL AT VALLEY RCH - IRVING, TX	3,650,000	34,447,248	38,097,248	2,796,712	2000	40 years
EAST PARK APTS - SIOUX FALLS, SD	115,200	2,486,404	2,601,604	50,426	2002	40 years
EASTGATE PROPERTIES - MOORHEAD, MN	23,917	2,582,611	2,606,528	1,743,936	1970	33-40 years
FOREST PARK ESTATES - G. FORKS, ND	810,000	7,062,524	7,872,524	1,768,291	1993	24-40 years
HERITAGE MANOR - ROCHESTER, MN	403,256	7,584,883	7,988,139	927,649	1999	40 years
IVY CLUB - VANCOUVER, WA	1,274,000	12,016,832	13,290,832	1,191,887	1999	40 years
JENNER PROPERTIES - GRAND FORKS, ND	201,000	1,792,372	1,993,372	270,995	1996	40 years
KIRKWOOD APTS - BISMARCK, ND	449,290	3,397,268	3,846,558	520,899	1997	12-40 years
LANCASTER APTS - ST CLOUD, MN	289,000	2,998,489	3,287,489	245,363	2000	40 years
LEGACY APTS - GRAND FORKS, ND	1,361,855	9,777,675	11,139,530	1,577,904	1996	24-40 years
LEGACY IV - GRAND FORKS, ND	725,277	6,391,769	7,117,046	549,681	2000	40 years
LONETREE APTS - HARVEY, ND	13,584	245,450	259,034	63,904	1991	24-40 years
MAGIC CITY APTS - MINOT, ND	462,000	4,708,162	5,170,162	701,329	1997	12-40 years
MEADOWS PHASE I & II - JAMESTOWN, ND	111,550	3,652,478	3,764,028	319,414	2000	40 years
MEADOWS PHASE III - JAMESTOWN, ND	55,775	2,142,921	2,198,696	86,970	2002	40 years
MIRAMONT - FORT COLLINS, CO	1,470,000	13,091,890	14,561,890	2,153,583	1996	40 years
NEIGHBORHOOD APTS - CO. SPRINGS, CO	1,033,592	10,665,246	11,698,838	1,813,819	1996	40 years
NORTH POINTE - BISMARCK, ND	143,500	2,315,272	2,458,772	427,488	1995	24-40 years
OAKMONT APTS - SIOUX FALLS, SD	422,915	5,018,154	5,441,069	130,021	2002	40 years
OLYMPIC VILLAGE - BILLINGS, MT	1,164,000	10,926,811	12,090,811	765,069	2001	40 years
OXBOW - SIOUX FALLS, SD	404,072	4,776,646	5,180,718	1,001,025	1994	24-40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

						LIFE ON WHICH
						LATEST INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT IS
APARTMENTS - CONTINUED	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	COMPUTED

PARK EAST APTS - FARGO, ND	$83,000	$5,192,861	$5,275,861	$660,354	1997	12-40 years
PARK MEADOWS - WAITE PARK, MN	1,143,450	11,314,553	12,458,003	2,063,587	1997	40 years
PARKWAY APTS - BEULAH, ND	7,000	192,730	199,730	42,074	1988	5-40 years
PEBBLE SPRINGS - BISMARCK, ND	7,200	798,068	805,268	72,613	2000	40 years
PINE CONE APTS - FORT COLLINS, CO	904,545	12,592,794	13,497,339	2,520,279	1994	40 years
PINEHURST APTS - BILLINGS, MT	71,500	695,294	766,794	21,123	2002	40 years
POINTE WEST APTS - MINOT, ND	240,000	4,325,174	4,565,174	965,125	1994	24-40 years
PRAIRIE WINDS APTS - SIOUX FALLS, SD	144,097	1,910,443	2,054,540	496,987	1993	24-40 years
PRAIRIEWOOD MEADOWS - FARGO, ND	280,000	2,736,210	3,016,210	195,895	2001	40 years
RIDGE OAKS APTS - SIOUX CITY, IA	178,100	4,587,304	4,765,404	355,867	2001	40 years
RIMROCK APTS - BILLINGS, MT	329,708	3,673,962	4,003,670	354,098	2000	40 years
ROCKY MEADOWS 96 - BILLINGS, MT	655,985	6,127,610	6,783,595	1,023,304	1996	40 years
ROSEWOOD/OAKWOOD - SIOUX FALLS, SD	542,800	5,362,538	5,905,338	1,202,790	1996	40 years
SHERWOOD APTS - TOPEKA, KS	1,150,000	15,268,339	16,418,339	1,400,878	2000	40 years
SOUTH POINTE - MINOT, ND	550,000	9,868,770	10,418,770	1,733,096	1995	24-40 years
SOUTHVIEW APTS - MINOT, ND	185,000	566,895	751,895	129,218	1994	24-40 years
SOUTHWIND APTS - GRAND FORKS, ND	400,000	5,832,703	6,232,703	1,077,782	1996	24-40 years
SUNSET TRAIL PHS I - ROCHESTER, MN	168,188	7,620,264	7,788,452	489,616	2001	40 years
SUNSET TRAIL PHS II & III - ROCHESTER, MN	336,376	6,837,095	7,173,471	274,573	2002	40 years
SWEETWATER PROP - DEVILS LAKE, ND	90,767	1,656,513	1,747,280	1,018,723	1972	5-40 years
SYCAMORE VILLAGE APTS - SIOUX FALLS, SD	100,800	1,355,220	1,456,020	27,603	2002	40 years
THOMASBROOK - LINCOLN, NE	600,000	9,703,237	10,303,237	1,017,672	2000	40 years
VALLEY PARK MANOR - GRAND FORKS, ND	293,500	4,999,511	5,293,011	506,962	2000	40 years
VAN MALL WOODS - VANCOUVER, WA	600,000	5,673,684	6,273,684	654,354	1999	40 years
WEST STONEHILL - ST. CLOUD, MN	939,000	11,887,835	12,826,835	2,198,480	1995	40 years
WESTWOOD PARK - BISMARCK, ND	161,114	2,208,073	2,369,187	286,435	1999	40 years
WOODRIDGE APTS - ROCHESTER, MN	370,000	6,611,477	6,981,477	1,100,155	1996	40 years

TOTAL APARTMENTS	$30,498,333	$368,418,283	$398,916,616	$50,552,553

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

						LIFE ON WHICH
						LATEST INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT IS
OFFICE BUILDINGS	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	COMPUTED

17 SOUTH MAIN - MINOT, ND	$15,000	$75,717	$90,717	$5,274	2001	40 years
1ST AVENUE BUILDING - MINOT, ND	30,000	509,940	539,940	432,438	1981	33-40 years
2030 CLIFF ROAD - EAGAN, MN	145,900	836,863	982,763	42,711	1986	19-40 years
401 SOUTH MAIN - MINOT, ND	70,600	551,535	622,135	196,598	1987	24-40 years
7901 FLYING CLOUD DR - EDEN PRAIRIE, MN	1,062,000	4,688,837	5,750,837	381,060	2000	40 years
BLMNGTN BUS PLAZA - BLOOMINGTON, MN	1,300,000	6,287,358	7,587,358	243,351	2001	40 years
BRENWOOD - MINNETONKA, MN	1,762,100	12,444,323	14,206,423	177,474	2002	40 years
BURNSVILLE BLUFFS - BURNSVILLE, MN	300,300	2,153,611	2,453,911	109,924	2001	40 years
CENTRAL BANK OFFICE - EDEN PRAIRIE, MN	531,000	4,069,000	4,600,000	21,193	2003	40 years
CHIROPRACTOR OFF BLDG - GRNWD, MN	189,000	141,000	330,000	734	2003	40 years
COLD SPRING CENTER - ST. CLOUD, MN	588,000	7,906,269	8,494,269	403,208	2001	40 years
INTERLACHEN CORP CENTER - EAGAN, MN	1,650,000	15,041,307	16,691,307	658,555	2001	40 years
LEXINGTON COMMERCE CTR - EAGAN, MN	453,400	5,370,678	5,824,078	425,082	2000	40 years
MENDOTA CTR I - MENDOTA HEIGHTS, MN	1,570,253	5,433,880	7,004,133	167,176	2002	40 years
MENDOTA CTR II - MENDOTA HEIGHTS, MN	1,073,951	10,464,778	11,538,729	295,190	2002	40 years
MENDOTA CTR III - MENDOTA HEIGHTS, MN	1,500,986	5,202,970	6,703,956	153,307	2002	40 years
MENDOTA CTR IV - MENDOTA HEIGHTS, MN	1,385,330	7,319,807	8,705,137	204,220	2002	40 years
MENDOTA NORTHLAND CTR - M. HGHTS, MN	1,331,383	16,329,038	17,660,421	446,899	2002	40 years
NICOLLET VII - BURNSVILLE, MN	429,400	6,951,270	7,380,670	354,895	2001	40 years
NORTHGATE II - MAPLE GROVE, MN	357,800	2,000,093	2,357,893	167,092	2000	40 years
PAUL LARSON CLINIC - EDINA, MN	351,282	661,680	1,012,962	8,400	2002	40 years
PILLSBURY BUSINESS CENTER - EDINA, MN	284,400	1,558,201	1,842,601	79,529	2001	40 years
PLAZA VII - BOISE, ID	300,000	3,093,162	3,393,162	22,480	2003	40 years
PLYMOUTH IV & V - PLYMOUTH, MN	640,500	13,707,290	14,347,790	661,181	2001	40 years
SOUTHDALE EXPANSION - EDINA, MN	0	7,223,906	7,223,906	0	2003	40 years
SOUTHDALE MEDICAL CENTER - EDINA, MN	3,500,000	29,596,379	33,096,379	1,569,405	2001	40 years
SOUTHEAST TECH CENTER - EAGAN, MN	559,500	5,556,354	6,115,854	470,660	2000	40 years
THREE PARAMOUNT PLAZA - BLMNGTN, MN	1,260,712	6,618,815	7,879,527	158,790	2002	40 years
THRESHER SQUARE EAST - MPLS, MN	645,661	5,916,864	6,562,525	191,106	2002	40 years
THRESHER SQUARE WEST - MPLS, MN	448,680	4,112,253	4,560,933	132,832	2002	40 years
WAYROAD - MINNETONKA, MN	530,000	4,915,195	5,445,195	128,291	2002	40 years
WESTGATE - BOISE, ID	1,000,000	10,648,328	11,648,328	77,290	2003	40 years
WIRTH CORP CENTER - GOLDEN VALLEY, MN	970,000	7,673,238	8,643,238	202,200	2002	40 years

TOTAL OFFICE BUILDINGS	$26,237,138	$215,059,939	$241,297,077	$8,588,545

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

						LIFE ON WHICH
						LATEST
						INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT IS
COMMERCIAL - CONTINUED	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	COMPUTED

ABBOTT NORTHWEST - SARTELL, MN	$0	$13,636,966	$13,636,966	$210,396	2002	40 years
AIRPORT MEDICAL - BLOOMINGTON, MN	0	4,678,418	4,678,418	73,100	2002	40 years
AMERITRADE - OMAHA, NE	326,500	8,022,298	8,348,798	807,939	1999	40 years
ANOKA STRIP CENTER - ANOKA, MN	123,200	601,800	725,000	3,134	2003	40 years
ARROWHEAD SHOPPING CTR - MINOT, ND	100,359	2,953,602	3,053,961	2,293,192	1973	15 1/2-40 years
BARNES & NOBLE - FARGO, ND	540,000	2,734,996	3,274,996	585,589	1994	40 years
BARNES & NOBLE - OMAHA, NE	600,000	3,099,197	3,699,197	581,091	1995	40 years
CARMIKE THEATRE - GRAND FORKS, ND	183,515	2,362,222	2,545,737	501,909	1994	40 years
CHAMPION AUTO - FOREST LAKE, MN	49,600	446,400	496,000	2,320	2003	40 years
CHECKERS AUTO - FARIBAULT, MN	83,400	256,600	340,000	1,336	2003	40 years
CHECKERS AUTO - ROCHESTER, MN	76,200	363,800	440,000	1,895	2003	40 years
CONSECO BUILDING - RAPID CITY, SD	285,000	6,761,826	7,046,826	471,768	2001	40 years
DEWEY HILL BUSINESS CENTER - EDINA, MN	985,000	3,905,177	4,890,177	225,632	2001	40 years
DILLY LILY - ST. LOUIS PARK, MN	168,000	172,000	340,000	896	2003	40 years
DIXON AVE INDUST PARK - DES MOINES, IA	1,438,780	11,462,099	12,900,879	153,794	2002	40 years
EAGAN PDQ - EAGAN, MN	214,400	568,496	782,896	2,425	2003	40 years
EAGAN RETAIL CENTER I - EAGAN, MN	196,000	314,405	510,405	1,271	2003	40 years
EAGAN RETAIL CENTER II - EAGAN, MN	291,300	1,057,414	1,348,714	4,577	2003	40 years
EAST GRAND STATION - E GRND FORKS, ND	150,000	1,242,251	1,392,251	107,273	2000	40 years
EDGEWOOD VISTA - BILLINGS, MT	130,000	850,218	980,218	103,526	1999	40 years
EDGEWOOD VISTA - DULUTH, MN	390,000	6,691,519	7,081,519	454,395	2000	40 years
EDGEWOOD VISTA PHSE III - DULUTH, MN	0	4,623,938	4,623,938	0	2003	40 years
EDGEWOOD VISTA - SIOUX FALLS, SD	130,000	844,739	974,739	102,912	1999	40 years
EDGEWOOD VISTA - BELGRADE, MT	14,300	439,194	453,494	41,191	2000	40 years
EDGEWOOD VISTA - COLUMBUS, NE	14,300	441,326	455,626	41,180	2000	40 years
EDGEWOOD VISTA - E GRAND FORKS, MN	25,000	1,405,136	1,430,136	155,760	1997	40 years
EDGEWOOD VISTA - FREMONT, ND	56,000	496,172	552,172	29,352	2001	40 years
EDGEWOOD VISTA - GRAND ISLAND, NE	14,300	441,326	455,626	41,180	2000	40 years
EDGEWOOD VISTA - MISSOULA, MT	108,900	853,528	962,428	138,698	1997	40 years
EDGEWOOD VISTA - OMAHA, NE	88,567	552,685	641,252	30,186	2001	40 years
EDGEWOOD VISTA - HASTINGS, NE	13,971	557,568	571,539	31,751	2001	40 years
EDGEWOOD VISTA - KALISPELL, MT	70,000	518,113	588,113	28,454	2001	40 years
EDGEWOOD VISTA - MINOT, ND	260,000	6,010,707	6,270,707	828,978	1997	40 years
EDGEWOOD VISTA - VIRGINIA, MN	246,370	6,823,999	7,070,369	177,475	2002	40 years
ERNST HOME CENTER - KALISPELL, MT	250,000	2,250,000	2,500,000	11,719	2003	40 years
EVERGREEN SHOPPING CTR - PINE CITY, MN	154,200	2,648,029	2,802,229	13,787	2003	40 years
EXCELSIOR RETAIL CTR - EXCELSIOR, MN	274,500	625,500	900,000	3,258	2003	40 years
EXPRESS SHOPPING CENTER - FARGO, ND	305,000	1,120,000	1,425,000	5,833	2003	40 years
GREAT PLAINS SOFTWARE - FARGO, ND	125,501	15,249,653	15,375,154	1,413,624	2000	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

						LIFE ON WHICH
						LATEST
						INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT IS
COMMERCIAL - CONTINUED	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	COMPUTED

HEALTHEAST MED CTR - WOODBURY & ST. JOHNS, MN	$3,238,275	$18,362,724	$21,600,999	$1,357,963	2001	40 years
HOSPITALITY ASSOC - MINNETONKA, MN	40,000	360,898	400,898	41,770	2001	40 years
INTERSTATE BAKERY - MOUNDS VIEW, MN	47,100	242,900	290,000	1,265	2003	40 years
INTERSTATE BAKERY - ST. PAUL, MN	70,400	249,600	320,000	1,300	2003	40 years
INVER GROVE CTR - PDQ - INVER GROVE HEIGHTS, MN	220,700	719,300	940,000	3,746	2003	40 years
JAMESTOWN MALL - JAMESTOWN, ND	297,000	1,024,021	1,321,021	5,385	2003	40 years
LINDBERG BUILDING - EDEN PRAIRIE, MN	198,000	1,953,601	2,151,601	369,251	1992	40 years
MAPLEWOOD SQUARE - ROCHESTER, MN	3,275,000	8,631,217	11,906,217	820,744	2000	40 years
MED PARK MALL - GRAND FORKS, ND	680,500	4,968,099	5,648,599	406,063	2000	40 years
METAL IMPROVEMENT CO - N. BRIGHTON, MN	240,000	2,209,056	2,449,056	57,338	2002	40 years
MINOT PLAZA - MINOT, ND	50,000	471,350	521,350	122,574	1993	40 years
PAMIDA - LADYSMITH, WI	89,100	1,410,900	1,500,000	7,349	2003	40 years
PAMIDA - LIVINGSTON, MT	226,950	1,573,050	1,800,000	8,193	2003	40 years
PARK DENTAL - BROOKLYN, MN	185,000	2,767,052	2,952,052	43,235	2002	40 years
PDQ CENTER - MOUND, MN	100,000	260,000	360,000	1,354	2003	40 years
PDQ CENTER - PRIOR LAKE, MN	202,120	768,626	970,746	3,998	2003	40 years
PETCO WAREHOUSE - FARGO, ND	324,148	954,786	1,278,934	202,158	1994	40 years
PIONEER SEED - MOORHEAD, MN	56,925	596,951	653,876	166,802	1992	40 years
PLAZA SHOPPING CENTER - SCHOFIELD, WI	175,000	1,575,000	1,750,000	8,203	2003	40 years
PRIOR LAKE PEAK - PRIOR LAKE, MN	47,880	430,920	478,800	1,262	2003	40 years
SAM GOODY/MUSICLAND - WILLMAR, MN	170,400	229,600	400,000	1,196	2003	40 years
STERNER LIGHTING - WINSTED, MN	100,000	900,789	1,000,789	54,530	2001	40 years
STONE CONTAINER - ROSEVILLE, MN	810,000	7,440,115	8,250,115	255,745	2001	40 years
STONE CONTAINER - WACONIA, MN	165,000	1,501,518	1,666,518	101,665	2001	40 years
STONE CONTAINER - FARGO, ND	440,251	6,665,315	7,105,566	933,522	1995	40 years
STRIP CENTER I - BURNSVILLE, MN	207,500	775,924	983,424	4,169	2003	40 years
STRIP CENTER II - BURNSVILLE, MN	291,300	468,700	760,000	2,441	2003	40 years
THOMASVILLE - KENTWOOD, MI	225,000	1,896,474	2,121,474	307,297	1996	40 years
TOM THUMB - ANDOVER, MN	103,700	176,300	280,000	918	2003	40 years
TOM THUMB - BETHEL, MN	32,000	478,000	510,000	2,490	2003	40 years
TOM THUMB - BLAINE, MN	120,800	399,200	520,000	2,079	2003	40 years
TOM THUMB - BUFFALO, MN	130,700	329,300	460,000	1,715	2003	40 years
TOM THUMB - CENTERVILLE, MN	78,000	252,000	330,000	1,313	2003	40 years
TOM THUMB - GLENCOE, MN	52,300	477,700	530,000	2,488	2003	40 years
TOM THUMB - HAM LAKE, MN	143,400	391,600	535,000	2,040	2003	40 years
TOM THUMB - HOWARD LAKE, MN	22,000	358,000	380,000	1,865	2003	40 years
TOM THUMB - LAKELAND, MN	85,900	354,100	440,000	1,844	2003	40 years
TOM THUMB - LAKEVILLE, MN	121,000	1,240,008	1,361,008	7,184	2003	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION - (continued)

						LIFE ON WHICH
						LATEST
						INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT IS
COMMERCIAL - CONTINUED	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	COMPUTED

TOM THUMB - LINDSTROM, MN	$66,500	$253,500	$320,000	$1,320	2003	40 years
TOM THUMB - LINO LAKES, MN	120,800	319,200	440,000	1,663	2003	40 years
TOM THUMB - LONG PRAIRIE, MN	38,900	661,100	700,000	3,443	2003	40 years
TOM THUMB - MONTICELLO, MN	85,500	769,500	855,000	4,008	2003	40 years
TOM THUMB - MORA, MN	55,000	245,000	300,000	1,276	2003	40 years
TOM THUMB - OAKDALE, MN	351,000	380,155	731,155	1,978	2003	40 years
TOM THUMB - PAYNESVILLE, MN	30,800	334,200	365,000	1,741	2003	40 years
TOM THUMB - PINE CITY, MN	82,800	357,200	440,000	1,860	2003	40 years
TOM THUMB - SAUK RAPIDS, MN	25,000	225,000	250,000	1,172	2003	40 years
TOM THUMB - SHOREVIEW, MN	63,300	266,700	330,000	1,389	2003	40 years
TOM THUMB - WINSTED, MN	35,200	374,800	410,000	1,952	2003	40 years
UH MEDICAL - ST. PAUL, MN	0	7,407,752	7,407,752	115,746	2002	40 years
VIROMED - EDEN PRAIRIE, MN	666,000	4,197,634	4,863,634	441,551	1999	40 years
WEDGEWOOD - SWEETWATER, GA	334,346	3,637,532	3,971,878	563,262	1996	40 years
WEST LAKE CENTER - FOREST LAKE, MN	2,396,600	5,610,507	8,007,107	25,304	2003	40 years
WEST VILLAGE CENTER - CHANHASSEN, MN	5,035,000	15,833,446	20,868,446	77,405	2003	40 years
WILSON’S LEATHER - BROOKLYN PARK, MN	1,368,000	11,685,614	13,053,614	255,354	2002	40 years

TOTAL COMMERCIAL	$32,300,258	$244,506,851	$276,807,109	$16,497,674

UNDEVELOPED LAND
ANDOVER, MN	$150,000	$0	$150,000	$0	2003	40 years
CENTERVILLE, MN	100,000	0	100,000	0	2003	40 years
INVER GROVE, MN	560,000	0	560,000	0	2003	40 years
KALISPELL, MT	1,400,000	0	1,400,000	0	2003	40 years
LIBBY, MT	150,000	0	150,000	0	2003	40 years
LONG PRAIRIE, MN	150,000	0	150,000	0	2003	40 years
PRIOR LAKE, MN	50,000	0	50,000	0	2003	40 years
RIVER FALLS, WI	200,000	0	200,000	0	2003	40 years

TOTAL UNDEVELOPED LAND	$2,760,000	$0	$2,760,000	$0

TOTALS	$91,795,729	$827,985,073	$919,780,802	$75,638,772

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule III REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ending April 30, 2003, 2002, and 2001 are as follows:

	2003	2002	2001

Balance at beginning of year	$740,319,436	$591,636,468	$449,919,890
Additions during year
Commercial Real Estate	170,508,730	119,329,418	110,199,692
Residential Real Estate	3,938,053	23,950,924	32,842,600
Undeveloped Land	2,760,000	0	0
Improvements and Other	14,573,743	8,708,331	3,581,269

	$932,099,962	$743,625,141	$596,543,451
Deduction during year
Cost of Real Estate Sold	(11,907,657)	(3,305,705)	(4,906,983)
Reclassification	(411,503)	0	0
Impairment Value	0	0	0

Balance at close of year	$919,780,802	$740,319,436	$591,636,468

Reconciliations of accumulated depreciation for the three years ended April 30, 2003, 2002, and 2001, are as follows:

	2003	2002	2001

Balance at beginning of year	$58,925,517	$44,093,145	$33,232,952
Additions during year provisions for depreciation	19,605,934	15,515,168	12,299,532
Deduction during year accumulated depreciation on real estate sold	(2,892,679)	(682,796)	(1,439,339)

Balance at close of year	$75,638,772	$58,925,517	$44,093,145

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

Schedule IV INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

							Prin. Amt of
					Face	Carrying Amt.	Loans Subject
	Interest	Final	Payment	Prior	Amt. of	of	to Delinquent
	Rate	Maturity Date	Terms	Liens	Mortgages	Mortgages	Prin. or Int.

K-MOX	8.00%	1/1/2004	Monthly/Balloon	—	$46,500	$35,515	—
Abbott Northwestern	10.90%	5/1/2006	Monthly	—	$36,022	$27,754	—
C. Grueber - Cottage Grove	7.50%	4/1/2001	Monthly/Balloon	—	$475,000	$198,101	—
D. Peterson - Med Park Mall	6.50%	—	Quarterly	—	$130,000	$130,000	—
Edgewood Vista - Virginia, MN	9.00%	8/1/2003	Balloon	—	$5,100,000	$816,570	—

					$5,787,522	$1,207,940	—

Less:
Unearned discounts						$0
Deferred gain from property dispositions						$0
Allowance for loan losses						$(25,000)

						$1,182,940

	2003	2002	2001

MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$3,952,762	$1,037,095	$1,650,284
New participations in and advances on mortgage loans	1,024,526	3,200,000	0

	$4,977,288	$4,237,095	$1,650,284
Collections	(3,794,348)	(284,333)	(613,189)

MORTGAGE LOANS RECEIVABLE, END OF YEAR	$1,182,940	$3,952,762	$1,037,095

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

SELECTED FINANCIAL DATA
INCLUDING DISCONTINUED OPERATIONS

	2003	2002	2001	2000	1999

Consolidated Income Statement Data
Revenue	$120,766,665	$93,016,069	$75,767,150	$55,445,193	$39,927,262
Income before gain/loss on property and minority interest	15,486,435	13,865,934	10,187,812	8,548,558	6,401,676
Gain on repossession/ Sale of properties	1,594,798	546,927	601,605	1,754,496	1,947,184
Minority interest portion of operating partnership income	(4,833,072)	(3,812,732)	(2,095,177)	(1,495,209)	(744,725)
Net income	12,248,161	10,600,129	8,694,240	8,807,845	7,604,135
Consolidated Balance Sheet Data
Total real estate investments	$845,324,970	$685,346,681	$548,580,418	$418,216,516	$280,311,442
Total assets	885,680,521	730,209,018	570,322,124	432,978,299	291,493,311
Shareholders’ equity	214,761,105	145,578,131	118,945,160	109,920,591	85,783,294
Consolidated Per Share Data (basic and diluted)
Net Income	.38	.42	.38	.42	.44
Distributions	.63	.59	.55	.51	.47

CALENDAR YEAR	2002	2001	2000	1999	1998

Tax status of distribution
Capital gain	0.00%	0.00%	.72%	30.30%	6.30%
Ordinary income	68.29%	65.98%	86.76%	69.70%	76.00%
Return of capital	31.71%	34.02%	12.52%	0.00%	17.70%

INVESTORS REAL ESTATE TRUST AND AFFILIATED
PARTNERSHIPS
April 30, 2003, 2002 and 2001

GAIN(LOSS) FROM PROPERTY DISPOSITIONS

	Total
	Original	Realized	Realized	Realized
	Gain(Loss)	04/30/03	04/30/02	04/30/01

EVERGREEN SHOPPING CENTER - EVERGREEN, CO	$1,690	$0	$0	$1,690
CHALET APARTMENTS - MINOT, ND	23,434	0	0	23,434
HILL PARK APTS - BISMARCK, ND	576,482	0	0	576,482
SUNCHASE APTS - FARGO, ND	296,409	0	296,409	0
LESTER CHIROPRACTIC BUILDING - BISMARCK, ND	85,279	0	85,279	0
CARMEN COURT - MINOT, ND	3,346	0	3,346	0
WALTERS - MINOT, ND	(35,062)	0	(35,062)	0
CORNER EXPRESS - MINOT, ND	254,310	0	254,310	0
EASTWOOD APTS - DICKINSON, ND	181,812	181,812	0	0
OAK MANOR APTS - DICKINSON, ND	77,623	77,623	0	0
JENNER APTS - DICKINSON, ND	3,133	3,133	0	0
COTTAGE GROVE STRIP CTR - CTGE GROVE, MN	52,774	52,774	0	0
CREEKSIDE OFFICE BUILDING - BILLINGS, MT	154,584	154,584	0	0
AMERICA’S BEST - BOISE, ID	(305,757)	(305,757)	0	0
CENTURY APTS - DICKINSON, ND	1,430,629	1,430,629	0	0
EDGEWOOD VISTA - DULUTH, MN	0	0	0	0

		$1,594,798	$604,282	$601,605

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

MORTGAGE LOANS PAYABLE

		Final	Periodic		Carrying	Delinquent
	Interest	Maturity	Payment	Face Amount	Amount of	Principal or
	Rate	Date	Terms	of Mortgage	Mortgage	Interest

1112 32ND AVE SW - MINOT, ND	4.25%	07/01/10	Monthly	$425,000	$235,721	$0
2030 CLIFF ROAD - EAGAN, MN	7.40%	04/01/11	Monthly	650,000	619,363	0
ABBOTT NORTHWESTERN - SARTELL, MN	7.64%	10/01/17	Monthly	9,100,000	8,644,277	0
AIRPORT MEDICAL - BLOOMINGTON, MN	7.90%	10/01/17	Monthly	3,233,317	3,166,159	0
AMERITRADE - OMAHA, NE	7.25%	05/01/19	Monthly	6,150,000	5,514,329	0
ANOKA STRIP CENTER - ANOKA, MN	4.375%	07/02/03	Monthly	255,063	252,518	0
APPLEWOOD ON THE GREEN - OMAHA, NE	6.55%	10/10/08	Monthly	7,713,349	7,558,068	0
ARROWHEAD SHOPPING CNTR - MINOT, ND	8.25%	01/01/20	Monthly	1,325,000	1,227,849	0
BARNES & NOBLE - FARGO, ND/OMAHA, NE	7.98%	12/01/10	Monthly	4,900,000	3,185,400	0
BLOOMINGTON BUS PLAZA - BLMNGTN, MN	7.05%	12/01/11	Monthly	5,000,000	4,897,585	0
BRENWOOD - MINNETONKA, MN	8.10%	10/01/10	Monthly	8,758,307	8,691,536	0
BURNSVILLE BLUFFS - BURNSVILLE, MN	8.25%	12/01/20	Monthly	1,644,551	1,569,742	0
CANDLELIGHT APTS - FARGO, ND	7.50%	12/05/04	Monthly	578,000	338,683	0
CANYON LAKE APTS - RAPID CITY, SD	6.82%	10/01/11	Monthly	3,000,000	2,951,857	0
CARMIKE - GRAND FORKS, ND	7.75%	02/01/07	Monthly	2,000,000	1,728,771	0
CASTLE ROCK - BILLINGS, MT	6.66%	03/01/09	Monthly	3,950,000	3,755,711	0
CENTRAL BANK OFFICE - EDEN PRAIRIE, MN	5.010%	05/01/14	Monthly	2,575,000	2,545,000	0
CENTURY APTS - WILLISTON, ND	3.39%	04/01/06	Monthly	2,700,000	2,129,563	0
CHAMPION AUTO - FOREST LAKE, MN	9.250%	10/17/03	Monthly	65,036	56,354	0
CHATEAU APTS - MINOT, ND	7.11%	07/01/11	Monthly	2,000,000	1,964,256	0
CHECKERS AUTO - FARIBAULT, MN	4.375%	07/02/03	Monthly	121,459	120,246	0
CHECKERS AUTO - ROCHESTER, MN	4.375%	07/02/03	Monthly	157,896	156,323	0
CHIROPRACTOR OFFICE BLDG - GRNWD, MN	8.750%	09/02/09	Monthly	229,645	230,533	0
CLEARWATER APTS - BOISE, ID	6.47%	01/01/09	Monthly	2,660,000	2,518,454	0
COLD SPRINGS CENTER - ST. CLOUD, MN	7.40%	04/01/11	Monthly	5,250,000	5,044,833	0
COLTON HEIGHTS - MINOT, ND	8.35%	06/01/07	Monthly	730,000	186,248	0
CONSECO - RAPID CITY, SD	8.07%	08/01/15	Monthly	4,795,000	4,305,143	0
COTTONWOOD -PHASE I - BISMARCK, ND	6.59%	01/01/09	Monthly	2,800,000	2,654,062	0
COTTONWOOD -PHASE II - BISMARCK, ND	7.55%	11/01/09	Monthly	2,850,000	2,752,402	0
COTTONWOOD -PHASE III - BISMARCK, ND	6.66%	01/01/09	Monthly	2,600,000	2,574,231	0
COUNTRY MEADOWS I - BILLINGS, MT	7.51%	12/01/07	Monthly	2,660,000	2,422,608	0
COUNTRY MEADOWS II - BILLINGS, MT	8.10%	07/31/20	Monthly	2,600,000	2,444,847	0
CRESTVIEW APTS - BISMARCK, ND	6.91%	07/01/08	Monthly	3,400,000	3,113,735	0
DAKOTA HILL - IRVING TX	7.88%	01/01/10	Monthly	25,550,000	24,794,645	0
DEWEY HILL - EDINA , MN	7.93%	12/01/10	Monthly	3,125,000	3,027,115	0
DILLY LILY - ST. LOUIS PARK, MN	4.375%	07/02/03	Monthly	121,459	120,246	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

MORTGAGE LOANS PAYABLE - (continued)

		Final	Periodic		Carrying	Delinquent
	Interest	Maturity	Payment	Face Amount	Amount of	Principal or
	Rate	Date	Terms	of Mortgage	Mortgage	Interest

DIXON AVE INDUST PARK - DES MOINES, IA	5.75%	01/01/13	Monthly	$9,000,000	$8,959,322	$0
EAGAN PDQ - EAGAN, MN	8.870%	09/01/15	Monthly	553,048	563,379	0
EAGAN RETAIL CENTER I - EAGAN, MN	8.870%	09/01/15	Monthly	368,699	379,097	0
EAGAN RETAIL CENTER II - EAGAN, MN	8.870%	09/01/15	Monthly	952,472	971,904	0
EAST GRND STATION - E GRND FORKS, MN	4.28%	08/01/15	Monthly	970,000	823,935	0
EAST PARK APTS - SIOUX FALLS, SD	5.86%	12/01/12	Monthly	1,744,000	1,737,103	0
EASTGATE - MOORHEAD, MN	7.19%	09/01/09	Monthly	1,627,500	1,564,697	0
EDGEWOOD VISTA - BILLINGS, MT	5.80%	10/01/13	Monthly	720,000	564,576	0
EDGEWOOD VISTA - COLUMBUS/G. ISLAND, NE	4.710%	07/01/15	Monthly	624,000	548,242	0
EDGEWOOD VISTA - DULUTH, MN	7.24%	05/01/15	Monthly	4,821,000	4,366,614	0
EDGEWOOD VISTA - EAST GRAND FORKS, MN	6.850%	08/01/11	Monthly	980,000	914,215	0
EDGEWOOD VISTA - FREEMONT, NE	6.750%	09/05/11	Monthly	365,645	341,908	0
EDGEWOOD VISTA - HASTINGS, MT	6.750%	09/05/11	Monthly	377,440	352,937	0
EDGEWOOD VISTA - KALISPELL, MT	5.98%	10/01/11	Monthly	383,000	358,342	0
EDGEWOOD VISTA - MINOT, ND	6.342%	08/01/12	Monthly	4,510,000	3,317,040	0
EDGEWOOD VISTA - MISSOULA/BELGRADE, MT	4.550%	07/18/15	Monthly	945,000	798,191	0
EDGEWOOD VISTA - OMAHA, NE	6.75%	09/05/11	Monthly	436,415	408,083	0
EDGEWOOD VISTA - SIOUX FALLS, SD	6.02%	10/01/13	Monthly	720,000	575,028	0
EDGEWOOD VISTA - VIRGINIA, MN	6.94%	05/01/12	Monthly	4,900,000	4,723,662	0
ERNST HOME CENTER - KALISPELL, MT	4.75%	06/30/03	Monthly	1,119,460	1,091,815	0
EVERGREEN SHOPPING CNTR - PINE CITY, MN	8.130%	01/01/10	Monthly	1,665,841	1,639,522	0
EXPRESS SHOPPING CENTER - FARGO, ND	7.500%	09/01/14	Monthly	1,122,169	1,106,959	0
FLYING CLOUD - EDEN PRAIRIE, MN	8.61%	07/01/09	Monthly	3,830,000	3,760,343	0
FOREST PARK ESTATES - GRAND FORKS, ND	7.33%	08/01/09	Monthly	7,560,000	7,141,333	0
GREAT PLAINS SOFTWARE - FARGO, ND	7.08%	10/01/13	Monthly	9,500,000	7,921,363	0
HEALTH INVESTORS TRUST - WOODBURY & ST. JOHN’S, MN	7.94%	02/01/19	Monthly	19,482,851	18,488,202	0
HERITAGE MANOR - ROCHESTER, MN	6.80%	10/01/18	Monthly	5,075,000	4,446,490	0
INTERLACHEN CORP CENTER - EDINA, MN	7.09%	10/11/11	Monthly	11,550,000	11,283,875	0
INTERSTATE BAKERY - MOUNDS VIEW, MN	6.50%	08/15/05	Monthly	131,720	108,162	0
INTERSTATE BAKERY - ST. PAUL, MN	8.750%	01/14/04	Monthly	54,593	53,310	0
INVER GROVE CNTR - PDQ - INVER GROVE HEIGHTS, MN	8.750%	02/10/09	Monthly	215,978	207,839	0
INVER GROVE UNDEVELOPED LAND - INVER GROVE HEIGHTS, MN	5.25%	06/01/06	Monthly	110,368	100,014	0
IVY CLUB APTS - VANCOUVER, WA	6.980%	09/01/11	Monthly	8,050,000	7,928,730	0
JAMESTOWN MALL - JAMESTOWN, ND	8.000%	04/05/08	Monthly	807,725	774,174	0
JENNER PROPERTIES - GRAND FORKS, ND	4.25%	11/01/04	Monthly	1,391,585	888,541	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

MORTGAGE LOANS PAYABLE - (continued)

		Final	Periodic		Carrying	Delinquent
	Interest	Maturity	Payment	Face Amount	Amount of	Principal or
	Rate	Date	Terms	of Mortgage	Mortgage	Interest

KIRKWOOD MANOR - BISMARCK, ND	8.15%	05/01/10	Monthly	$2,293,900	$2,201,253	$0
LANCASTER APTS - ST. CLOUD, MN	7.04%	08/01/18	Monthly	1,769,568	1,607,769	0
LEGACY APTS PHSE I - GRAND FORKS, ND	7.07%	01/01/05	Monthly	4,000,000	3,544,644	0
LEGACY APTS PHSE II - GRAND FORKS, ND	7.07%	05/29/08	Monthly	2,575,000	2,358,393	0
LEGACY IV - GRAND FORKS, ND	8.10%	07/31/20	Monthly	3,000,000	2,820,969	0
LEXINGTON COMMERCE CENTER - EAGAN, MN	8.09%	02/01/10	Monthly	3,431,750	3,278,320	0
LINDBERG BUILDING - EDEN PRAIRIE, MN	7.625%	02/01/07	Monthly	1,200,000	1,096,504	0
MAGIC CITY APARTMENTS - MINOT, ND	4.25%	10/10/10	Monthly	2,794,299	1,307,689	0
MAPLEWOOD SQUARE - ROCHESTER, MN	6.90%	08/01/09	Monthly	7,670,000	6,451,857	0
MEADOW I & II - JAMESTOWN, ND	8.155%	07/01/10	Monthly	1,975,000	1,933,833	0
MEADOWS PHASE III - JAMESTOWN, ND	7.190%	11/01/11	Monthly	1,150,000	1,125,426	0
MEDPARK MALL - GRAND FORKS, ND	8.075%	02/01/10	Monthly	3,425,000	3,286,735	0
MENDOTA I, II, & NORTHLAND - M. HEIGHTS, MN	7.900%	11/01/09	Monthly	18,000,000	17,097,640	0
MENDOTA I, II, & NORTHLAND - M. HEIGHTS, MN	5.370%	11/01/09	Monthly	5,746,096	5,699,785	0
MENDOTA III & IV - MENDOTA HEIGHTS, MN	7.120%	11/01/09	Monthly	9,300,000	9,219,734	0
METAL IMPROVEMENT CO - N. BRIGHTON, MN	7.01%	10/01/09	Monthly	1,500,000	1,482,490	0
MIRAMONT APTS - FT. COLLINS, CO	8.25%	08/01/36	Monthly	11,582,472	11,263,923	0
NEIGHBORHOOD APTS - FT. COLLINS, CO	7.98%	01/01/07	Monthly	7,525,000	6,756,308	0
NICOLLET VII - BURNSVILLE, MN	8.05%	11/29/10	Monthly	4,784,880	4,646,355	0
NORTH POINTE - BISMARCK, ND	7.12%	01/01/08	Monthly	1,700,000	1,596,416	0
NORTHGATE II - MAPLE GROVE, MN	8.09%	02/01/10	Monthly	1,576,750	1,506,255	0
OAKMONT APTS - SIOUX FALLS, SD	7.00%	09/01/11	Monthly	4,070,001	4,038,533	0
OAKWOOD ESTATES - SIOUX FALLS, SD	6.67%	06/01/11	Monthly	3,900,000	3,820,417	0
OLYMPIC VILLAGE - BILLINGS, MT	7.62%	11/01/10	Monthly	8,400,000	8,235,347	0
OXBOW - SIOUX FALLS, SD	6.67%	06/01/11	Monthly	4,250,000	4,163,275	0
PAMIDA - LADYSMITH, WI	8.750%	10/01/11	Monthly	684,357	664,894	0
PAMIDA - LIVINGSTON, MT	7.500%	12/10/08	Monthly	613,368	594,242	0
PARK DENTAL - BROOKLYN, MN	7.90%	10/01/17	Monthly	1,950,000	1,815,885	0
PARK EAST - FARGO, ND	6.82%	05/01/08	Monthly	3,500,000	3,292,341	0
PARK MEADOWS II AND III - WAITE PARK, MN	5.00%	09/01/09	Monthly	7,800,000	7,771,767	0
PARK MEADOWS I - WAITE PARK, MN	7.19%	09/01/09	Monthly	3,022,500	2,905,866	0
PDQ CENTER - PRIOR LAKE, MN	8.870%	09/01/15	Monthly	1,013,922	966,400	0
PEBBLE SPRINGS - BISMARCK, ND	8.10%	07/31/20	Monthly	455,000	427,822	0
PETCO WAREHOUSE - FARGO, ND	7.28%	09/01/08	Monthly	1,100,000	720,031	0
PILLSBURY BUS CENTER - BLOOMINGTON, MN	7.40%	04/01/11	Monthly	1,260,000	1,200,610	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

MORTGAGE LOANS PAYABLE - (continued)

		Final	Periodic		Carrying	Delinquent
	Interest	Maturity	Payment	Face Amount	Amount of	Principal or
	Rate	Date	Terms	of Mortgage	Mortgage	Interest

PINECONE - FT. COLLINS, CO	7.125%	12/01/33	Monthly	$10,685,215	$10,154,157	$0
PINEHURST APTS - BILLINGS, MT	7.500%	05/24/17	Monthly	500,000	485,343	0
PLYMOUTH IV & V - PLYMOUTH, MN	8.17%	01/01/11	Monthly	9,280,912	9,020,272	0
POINTE WEST APTS - MINOT, ND	6.91%	07/01/08	Monthly	2,400,000	2,197,931	0
PRAIRIE WINDS APTS - SIOUX FALLS, SD	7.04%	07/01/09	Monthly	1,325,000	1,269,692	0
PRAIRIEWOOD MEADOWS - FARGO, ND	7.70%	11/01/20	Monthly	2,088,973	1,961,826	0
RIDGE OAKS APTS - SIOUX FALLS, SD	7.05%	01/01/11	Monthly	2,900,000	2,837,112	0
RIMROCK APTS - BILLINGS, MT	7.33%	08/01/09	Monthly	2,660,000	2,512,691	0
ROCKY MEADOWS - BILLINGS, MT	7.33%	08/01/09	Monthly	3,780,000	3,570,667	0
SOUTH POINTE - MINOT, ND	7.12%	01/01/08	Monthly	6,500,000	6,103,943	0
SOUTHDALE MEDICAL CENTER - EDINA, MN	7.80%	01/01/11	Monthly	24,000,000	23,577,208	0
SOUTHEAST TECH CENTER - EAGAN, MN	8.09%	02/01/10	Monthly	4,266,500	4,075,750	0
SOUTHWIND APTS - GRAND FORKS, ND	7.12%	01/01/08	Monthly	4,100,000	3,850,179	0
STONE CONTAINER - FARGO, ND	8.25%	02/01/11	Monthly	3,300,000	2,194,329	0
STONE CONTAINER - ROSEVILLE, MN	7.05%	02/01/12	Monthly	5,300,000	5,152,889	0
STRIP CENTER I - BURNSVILLE, MN	8.79%	07/02/03	Monthly	380,664	372,084	0
STRIP CENTER II - BURNSVILLE, MN	4.375%	07/02/03	Monthly	267,209	261,372	0
SUNSET TRAIL I - ROCHESTER, MN	7.80%	03/01/11	Monthly	4,350,000	4,267,783	0
SYCAMORE VILLAGE APT - SIOUX FALLS, SD	5.86%	12/01/12	Monthly	981,000	977,120	0
THOMASBROOK - LINCOLN, NE	7.215%	10/01/09	Monthly	6,200,000	5,867,741	0
THOMASVILLE - KENTWOOD, MI	7.75%	02/01/11	Monthly	1,565,361	1,232,635	0
THREE PARAMOUNT PLAZA - BLMNGTON, MN	6.95%	08/01/09	Monthly	5,200,000	5,100,907	0
THRESHER SQUARE EAST - MINNEAPOLIS, MN	6.750%	05/01/15	Monthly	4,335,000	3,490,000	0
THRESHER SQUARE WEST - MINNEAPOLIS, MN	7.600%	06/01/10	Monthly	3,805,000	2,365,000	0
TOM THUMB - BUFFALO, MN	9.870%	09/10/05	Monthly	134,556	127,842	0
TOM THUMB - CENTERVILLE, MN	5.25%	10/10/03	Monthly	191,466	191,466	0
TOM THUMB - HOWARD LAKE, MN	4.375%	07/02/03	Monthly	145,750	144,296	0
TOM THUMB - LAKELAND, MN	5.25%	10/10/03	Monthly	264,406	264,406	0
TOM THUMB - LAKEVILLE, MN	7.490%	11/01/06	Monthly	108,782	102,339	0
TOM THUMB - LINO LAKES, MN	8.250%	07/02/03	Monthly	119,516	114,634	0
TOM THUMB - LONG PRAIRIE, MN	7.500%	09/01/07	Monthly	463,054	458,122	0
TOM THUMB - OAKDALE, MN	8.000%	08/01/11	Monthly	186,403	187,635	0
TOM THUMB - WINSTED, MN	4.375%	07/02/03	Monthly	145,750	143,404	0
SHERWOOD/CROWN COLONY - TOPEKA, KS	7.55%	11/01/09	Monthly	18,375,000	17,745,751	0
U.H. MEDICAL - ST. PAUL, MN	8.10%	08/01/15	Monthly	4,962,009	4,849,584	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

MORTGAGE LOANS PAYABLE - (continued)

		Final	Periodic		Carrying	Delinquent
	Interest	Maturity	Payment	Face Amount	Amount of	Principal or
	Rate	Date	Terms	of Mortgage	Mortgage	Interest

VALLEY PARK MANOR - GRAND FORKS, ND	8.190%	11/01/10	Monthly	$3,000,000	$2,938,128	$0
VAN MALL WOODS - VANCOUVER, WA	6.56%	12/01/04	Monthly	4,070,426	3,654,490	0
VIRO-MED - EDEN PRAIRIE, MN	6.98%	04/01/14	Monthly	3,120,000	2,575,827	0
WAYROAD CORP CENTER - MINNETONKA, MN	6.99%	05/01/11	Monthly	3,626,993	3,533,599	0
WEDGEWD RETIREMENT - SWEETWATER, GA	3.6575%	04/23/17	Monthly	1,566,720	1,326,222	0
WEST LAKE CENTER I - FOREST LAKE, MN	10.500%	05/01/09	Monthly	2,546,597	3,154,385	0
WEST LAKE CENTER II - FOREST LAKE, MN	8.500%	05/01/09	Monthly	712,611	821,588	0
WEST STONEHILL - ST. CLOUD, MN	7.93%	06/01/07	Monthly	8,232,569	7,245,849	0
WEST VILLAGE CENTER I - CHANHASSEN, MN	8.750%	09/01/05	Monthly	7,972,382	9,074,490	0
WEST VILLAGE CENTER II - CHANHASSEN, MN	7.000%	01/27/06	Monthly	3,000,907	2,973,315	0
WESTGATE - BOISE, ID	5.85%	04/01/08	Monthly	8,100,000	8,100,000	0
WESTWOOD PARK - BISMARCK, ND	7.88%	12/01/09	Monthly	1,200,000	1,144,680	0
WILSON’S LEATHER - BROOKLYN PARK, MN	6.44%	08/31/22	Monthly	9,100,000	8,986,343	0
WIRTH CORP CNTR - GOLDEN VALLEY, MN	6.90%	02/01/12	Monthly	5,500,000	5,369,308	0
WOODRIDGE APTS - ROCHESTER, MN	7.875%	12/01/16	Monthly	4,410,000	3,663,780	0

TOTAL				$572,784,184	$539,397,202	$0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

PROPERTY ACQUISITIONS

Acquisitions for cash, assumptions of mortgages, and issuance of units in the operating partnership.

PURCHASE PRICE

RESIDENTIAL
East Park Apts - Sioux Falls, SD	$2,520,354
Sycamore Village - Sioux Falls, SD	1,417,699

TOTAL RESIDENTIAL	$3,938,053

COMMERCIAL
Chanhassen Retail Center - Chanhassen, MN	$20,850,000
Brenwood Office Park - Minnetonka, MN	14,014,085
Wilson’s Leather - Brooklyn Park, MN	13,010,645
Abbott Northwestern - Sartell, MN	12,993,496
Dixon Industrial Park - Des Moines, IA	11,872,351
Westgate Office Center North - Boise, ID	11,509,091
Forest Lake Retail Center - Forest Lake, MN	8,007,107
U.H. Medical - St. Paul, MN	7,407,752
Three Paramount Plaza - Edina, MN	7,367,227
Southdale Expansion - Edina, MN	7,056,438
Airport Medical - Bloomington, MN	4,678,418
Edgewood Vista - Hermantown, MN	4,623,938
Central Bank - Eden Prairie, MN	4,600,000
Plaza VII - Boise, ID	3,357,662
Park Dental - Brooklyn Center, MN	2,952,052
Evergreen Center - Pine City, MN	2,800,000
Pamida - Kalispell, MT	2,500,000
Pamida - Livingston, MT	1,800,000
Schofield Plaza - Schofield, MN	1,750,000
Pamida - Ladysmith, WI	1,500,000
Express Center - Fargo, ND	1,425,000
Eagan Strip Center II - Eagan, MN	1,348,714
Jamestown Mall - Jamestown, ND	1,320,000
Tom Thumb - Lakeville, MN	1,262,945
Paul Larson Clinic - Edina, MN	1,012,962
PDQ - Burnsville, MN	980,000
PDQ - Prior Lake, MN	970,746
Inver Grove Center PDQ - Inver Grove, MN	940,000
Excelsior Strip Center - Excelsior, MN	900,000
Tom Thumb - Monticello, MN	855,000
PDQ - Eagan, MN	782,896
Burnsville Strip Center - Burnsville, MN	760,000
Tom Thumb - Oakdale, MN	730,000
Anoka Strip Center - Anoka, MN	725,000
Tom Thumb - Long Prairie, MN	700,000
Tom Thumb - Ham Lake, MN	535,000

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2003

PROPERTY ACQUISITIONS - (continued)

PURCHASE PRICE

COMMERCIAL - (continued)
Tom Thumb - Glencoe, MN	$530,000
Tom Thumb - Blaine, MN	520,000
Eagan Strip Center I - Eagan, MN	510,405
Tom Thumb - Bethel, MN	510,000
Champion Auto Center - Forest Lake, MN	496,000
Prior Lake Peak - Prior Lake, MN	478,800
Tom Thumb - Buffalo, MN	460,000
Tom Thumb - Lakeland, MN	440,000
Tom Thumb - Lino Lakes, MN	440,000
Tom Thumb - Pine City, MN	440,000
Checkers Auto - Rochester, MN	440,000
Tom Thumb - Winsted, MN	410,000
Sam Goody - Willmar, MN	400,000
Tom Thumb - Howard Lake, MN	380,000
Gas Plus More - Paynesville, MN	365,000
PDQ - Mound, MN	360,000
Checkers Auto - Faribault, MN	340,000
Dily Lily - St. Louis Park, MN	340,000
Tom Thumb - Centerville, MN	330,000
Chiropractic Office Building - Greenwood, MN	330,000
Tom Thumb - Shoreview, MN	330,000
Tom Thumb - Lindstrom, MN	320,000
Interstate Bakery - St. Paul, MN	320,000
Tom Thumb - Mora, MN	300,000
Interstate Bakery - Mounds View, MN	290,000
Tom Thumb - Andover, MN	280,000
Tom Thumb - Sauk Rapids, MN	250,000

TOTAL COMMERCIAL	$170,508,730

UNDEVELOPED LAND
Kalispell, MT	$1,400,000
Inver Grove, MN	560,000
River Falls, MN	200,000
Andover, MN	150,000
Libby, MT	150,000
Long Prairie, MN	150,000
Centerville, MN	100,000
Prior Lake, MN	50,000

TOTAL UNDEVELOPED LAND	$2,760,000

TOTAL	$177,206,783

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS
INCLUDING DISCONTINUED OPERATIONS (unaudited)

	QUARTER ENDED
	07-31-02	10-31-02	01-31-03	04-30-03

Revenues	$27,539,641	$30,432,693	$30,447,373	$32,346,958
Income before gain on properties and minority interest	3,947,600	4,187,296	3,604,658	3,746,881
Net gain on sale of properties	262,568	52,774	(151,173)	1,430,629
Minority interest portion of operating partnership income	(1,282,167)	(1,171,848)	(1,002,162)	(1,376,895)
Net Income	2,928,000	3,068,222	2,451,323	3,800,616
Per share
Net Income	.10	.10	.08	.10

	QUARTER ENDED
	07-31-01	10-31-01	01-31-02	04-30-02

Revenues	$21,780,094	$23,175,041	$23,605,772	$24,455,162
Income before gain on properties and minority interest	3,250,866	3,743,415	3,642,689	3,228,964
Net gain on sale of properties	307,934	16,398	3,346	219,241
Minority interest portion of operating partnership income	(783,073)	(813,898)	(1,405,783)	(809,976)
Net Income	2,775,727	2,945,915	2,240,252	2,638,235
Per share
Net Income	.11	.12	.09	.10

	QUARTER ENDED
	07-31-00	10-31-00	01-31-01	04-30-01

Revenues	$17,431,644	$18,404,260	$19,004,737	$20,926,509
Income before gain(loss) on properties and minority interest	2,565,131	2,707,811	2,719,679	2,195,191
Net gain(loss) on sale of properties	0	0	25,124	576,481
Minority interest portion of operating partnership income	(425,667)	(538,618)	(426,316)	(704,576)
Net Income	2,139,464	2,169,193	2,318,487	2,067,096
Per share
Net Income	.09	.10	.10	.09

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.