Form 10-Q
period 2003-07-31
INVESTORS REAL ESTATE TRUST
filed 2003-09-15
CIK 798359

As filed with the Securities and Exchange Commission on September 15, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2003

Commission File Number 0-14851

 INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0311232 (I.R.S. Employer Identification No.)
Post Office Box 1988 12 South Main Minot, ND (Address of principal executive offices)	58702-1988 (Zip code)

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

Yes ☒          No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒           No ☐

     Registrant is a North Dakota Real Estate Investment Trust.  As of September 9, 2003, it had 37,111,972 shares of beneficial interest outstanding.

PART I

Item 1.  Financial Statements - First Quarter  - Fiscal 2004

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS  (unaudited)

ASSETS	07/31/03	04/30/03
Real Estate Investments
Property Owned	$ 956,306,565	$ 919,780,802
Less Accumulated Depreciation	(81,178,456)	(75,638,772)
	875,128,109	844,142,030
Mortgage Loans Receivable	1,552,719	1,182,940
Total Real Estate Investments	876,680,828	845,324,970
OTHER ASSETS
Cash	19,198,089	15,564,714
Marketable Securities – Available for Sale	3,047,204	3,077,260
Rent Receivable, Net of Allowance	5,068,749	4,604,150
Real Estate Deposits	860,830	353,600
Prepaid Expenses and Other Assets	3,234,964	1,086,620
Tax, Insurance and Other Escrow	6,516,410	7,433,923
Deferred Charges and Leasing Costs	5,329,377	4,706,393
Property & Equipment, Net	2,206,953	2,088,074
Goodwill	1 ,440,817	1,440,817
TOTAL ASSETS	$ 923,584,221	$ 885,680,521

LIABILITIES
Accounts Payable and Accrued Expenses	$ 17,509,745	$ 16,638,506
Notes Payable	11,253,213	11,247,531
Mortgages Payable	564,637,020	539,397,202
Investment Certificates Issued	8,565,430	9,034,696
Total Liabilities	601,965,408	576,317,935
COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST IN PARTNERSHIPS	14,271,744	14,224,628

MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP 11,481,485 on 07/31/03 10,206,036 on 04/30/03	92,280,874	80,376,853
SHAREHOLDERS' EQUITY Shares of Beneficial Interest 36,502,960 on 07/31/03 36,166,351 on 04/30/03	243,769,733	240,645,207
Accumulated Distributions in Excess of Net Income	(28,703,538)	(25,884,102)
Total Shareholders’ Equity	215,066,195	214,761,105
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 923,584,221	$ 885,680,521

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended July 31, 2003 and 2002 (unaudited)

REVENUE	3 Months Ended 07/31/03	3 Months Ended 07/31/02
Real Estate Rentals	$ 28,166,860	$ 24,367,671
Tenant Reimbursements	4,767,579	3,167,553
Discounts and Fees	57,379	63,834
Total Revenue	32,991,818	27,599,058

OPERATING EXPENSE
Interest	10,150,426	8,667,785
Depreciation	5,577,393	4,354,639
Utilities	1,956,125	1,609,803
Maintenance	3,493,179	2,704,558
Taxes	4,007,118	3,123,832
Insurance	672,737	493,476
Property Management Expenses	2,074,016	1,955,052
Property Management Related Party	129,015	125,149
Administrative Expense	629,192	446,132
Advisory and Trustee Services	27,600	28,600
Operating Expenses	148,328	244,581
Amortization	185,494	122,824
Amortization of Related Party Costs	14,110	5,445
Total Operating Expense	29,064,733	23,881,876

Operating Income	3,927,085	3,717,182

Non-Operating Income	92,606	298,757

Income Before Gain/Loss on Properties and Minority Interest	4,019,691	4,015,939
Gain on Sale of Investment	0	262,568
Minority Interest Portion of Other Partnerships’ Income	(257,012)	(282,486)
Minority Interest Portion of Operating Partnership Income	(842,495)	(1,017,022)

Income From Continuing Operations	2,920, 184	2,978,999
Discontinued Operations, net	0	(50,998)

Net Income	$ 2,920,184	$ 2,928,001

Net Income Per Share (basic and diluted)	$ .08	$ .10

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months ended July 31, 2003 and 2002 (unaudited)

	3 Months Ended 07/31/03	3 Months Ended 07/31/02
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$ 2,920,184	$ 2,928,001
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,776,997	4,546,037
Minority interest portion of income	1,099,507	1,282,167
(Gain)loss on sale of investments	0	(262,568)
Interest reinvested in investment certificates	98,437	112,6 07
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	(829,153)	(46,955)
(Increase) decrease in other assets	(1,990,590)	644,473
(Increase) decrease in rent receivable	(464,599)	(386,929)
(Increase) decrease in tax, insurance and other escrow	917,513	757,507
(Increase) decrease in deferred charges	(822,587)	(496,548)
Increase (decrease) in accounts payable & accrued expenses	(106,824)	40,923
Net cash provided from operating activities	$ 6,598,885	$ 9,118,715

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	$ 30,056	$ 8,000,000
Proceeds from sale of property	0	979,982
Principal payments on mortgage loans receivable	3,708	316,101
Payments for acquisition and improvements of properties	(22,233,528)	(23,538,972)
Purchase of marketable securities – available-for-sale	0	(16,588,266)
Investment in mortgage loan receivable	(531,241)	0
Net cash used for investing activities	$ (22,731,005)	$ (30,831,155)

continued

The remainder of this page has been left blank intentionally.

CONSOLIDATED STATEMENT OF CASH FLOWS  – continued

CASH FLOWS FROM FINANCING ACTIVITIES	3 Months Ended 07/31/03	3 Months Ended 07/31/02
Proceeds from sale of shares, net of issue costs	$ 57,406	$ 31,653,946
Proceeds from mortgages payable	31,287,220	5,700,000
Proceeds from notes payable	10,851	0
Repurchase of shares and minority interest units	(1,856)	(5,658)
Distributions paid to shareholders	(3,351,103)	(2,646,779)
Distributions paid to unitholders of operating partnership	(1,406,854)	(1,345,706)
Distributions paid to other minority partners	(209,895)	(342,110)
Redemption of investment certificates	(567,702)	(7,326,819)
Principal payments on mortgages payable	(6,047,403)	(2,648,508)
Principal payments on notes payable	(5,169)	0
Net cash provided from financing activities	19,765,495	23,038,366
NET INCREASE (DECREASE) IN CASH	3,633,375	1,325,926

CASH AT BEGINNING OF PERIOD	15,564,714	12,333,426
CASH AT END OF PERIOD	$ 19,198,089	$ 13,659,352

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$ 2,592,497	$ 2,352,587
Proceeds from sale of properties deposited directly with escrow agent	0	258,941
Properties acquired through the issuance of minority interest units in the operating partnership	13,148,838	3,890,401
Interest reinvested directly in investment certificates	98,437	112,607
Operating Partnership units converted to shares	476,479	1,074,185

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid on mortgages	$ 9,910,044	$ 8,370,684
Interest paid on investment certificates	95,468	289,223
Interest paid on margin account and other	87,925	0
	$ 10,093,437	$ 8,659 ,907

The accompanying notes are an integral part of these consolidated financial statements.

The remainder of this page has been left blank intentionally.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Period ended July 31, 2003 (unaudited)

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHARE- HOLDER’S EQUITY

Balance May 1, 2003	36,166,351	$ 240,645,207	$ (25,884,102)	$ --	$ 214,761,105
Comprehensive Income
Net income			2,920,184		,920,184
Total comprehensive income					$ 2,920,184
Distributions			(5,739,620)		(5,739,620)
Distribution reinvestment plan	272,035	2,592,497			2,592,497
Sale of shares	64,756	533,885			533,885
Fractional shares repurchased	(182)	(1,856)	--	--	(1,856)
Balance July 31, 2003	36,502,960	$ 243,769,733	$ (28,703,538)	$ --	$ 215,066,195

The accompanying notes are an integral part of these consolidated financial statements.

The remainder of this page has been left blank intentionally.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended July 31, 2003 and 2002
(unaudited)

 Note 1  - Organization
     Investors Real Estate Trust ("IRET") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate.  IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income.  IRET’s residential apartment communities and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Washington.  IRET conducts a majority of its business activities through its operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other subsidiary entities.

     All references to IRET or the Company refer to Investors Real Estate Trust and its consolidated subsidiaries.

 Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation
     The accompanying consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest.

      The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership as of July 31, 2003, and April 30, 2003.  The Company’s interest in the Operating Partnership was 76.1% and 78.0%, respectively, as of July 31, 2003, and April 30, 2003.  Such interest has been calculated as the percentage of outstanding common shares of beneficial interest of IRET divided by the total outstanding common shares of beneficial interest and Operating Partnership units ("UPREIT Units") outstanding.  The remaining ownership percentage is reflected as Minority Interest of Unit Holders in Operating Partnership in these consolidated financial statements.  The limited partners have exchange rights that enable them to cause the Operating Partnership to exchange their UPREIT Units for cash, or, at the option of the Company, for shares of beneficial interest, on a one-for-one basis.  The exchange may, generally, be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the UPREIT Units (provided, however, that not more than two exchanges may occur during each calendar year, and each limited partner may not exercise the exchange for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units for all of the Units held by such limited partner).  Some limited partners have contractually agreed to a holding period of greater than one year.

Note 2 – continued

     The consolidated financial statements also include the ownership by the Operating Partnership of:  (1) a 60.31% ownership interest in Minnesota Medical Investors LLC, SMB Operating Company LLC, and SMB MM LLC, collectively known as Southdale Medical Center; (2) a 51% ownership interest in Mendota Properties, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in Mendota Office Holding LLC, a Minnesota limited liability company and Mendota Office Three and Four, LLC, a Minnesota limited liability company which are the owners of five multi-tenant commercial real estate properties in Dakota County, Minnesota, and (3) a 51% ownership interest in IRET-BD, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in IRET – DMS, LLC and IRET – Brenwood, LLC, which are the owners of a warehouse facility in Des Moines, Iowa and a four building office complex in Minnetonka, N, respectively.   These companies are consolidated into IRET's financial statement with minority interests reflecting the minority partners’ share of ownership and net income.

    All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

Unaudited Interim Financial Statements
     The interim consolidated financial statements of IRET have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC").  Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted.  The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods have been included.

      The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year.  The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003, filed with the SEC.

Significant Accounting Policies
     IRET has not made any significant changes in accounting policy and practices since the most recent audited financial statements.

Reclassifications
     Certain reclassifications have been made to the consolidated financial statements for the three months ended July 31, 2002, to conform to the classifications used in the three months ended July 31, 2003.  The reclassifications had no effect on net income, retained earnings, or cash flows as previously reported.

Note 2 – continued

Recent Accounting Pronouncements
     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".  FIN No. 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.  The initial recognition and the initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods after December 15, 2002.  The adoption of FIN No. 45 did not have a significant impact on the Company’s financial statements.

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51".  FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The Interpretation applies in the first fiscal quarter beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company adopted FIN No. 46 on August 1, 2003.  The adoption of FIN No. 46 did not have a significant impact on the Company's financial statements.

      In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 on August 1, 2003 and the adoption did not have a significant impact on the Company’s financial statements.

Note 3 – Goodwill
     There was no change in the carrying amount of goodwill for the three months ended July 31, 2003.  Goodwill is tested on an annual basis the first day of each fiscal year, and any impairment adjustments are reflected at that time.  SFAS No. 142 has no significant impact on IRET’s net income or earnings per share when comparing the three months ended July 31, 2003, to July 31, 2002.

Note 4 - Earnings Per Share
     Earnings per share  ("EPS") is computed as net income available to common shareholders divided by the weighted average number of common shares of beneficial interest outstanding for the period.  The Company has no outstanding warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares of beneficial interest that would result in a dilution of earnings.

Note 4 – continued

      The exchange of outstanding UPREIT Units for common shares of beneficial interest would have no effect on EPS as unitholders and shareholders presently share equally in the net income of the Operating Partnership.

      The following table reconciles amounts reported in the consolidated financial statements for the three months ended July 31, 2003, and 2002.

	Three Months Ended
	07/31/03	07/31/02
NUMERATOR Net income from continuing operations	$ 2,920,184	$ 2,978,999
Net loss from discontinued operations	0	(50,998)
Net Income	$ 2,920,184	$ 2,928,001
DENOMINATOR Weighted average shares	36,358,016	30,070,096

Earnings per share from continuing operations	.08	.10
Earnings per share from discontinued operations	--	--
Net income earnings per share (basic and diluted)	$ .08	$ .10

Note 5 - Segment Reporting
     The following information summarizes IRET's segment reporting for residential and commercial properties along with reconciliations to the consolidated financial statements:

Three Months Ended July 31, 2003

	Commercial	Residential	Total

Real Estate Revenue	$ 18,159,400	$ 14,775,039	$ 32,934,439
Expenses
Mortgage Interest	5,463,731	4,403,442	9,867,173
Depreciation	2,977,501	2,562,183	5,539,684
Utilities and Maintenance	2,553,613	2,895,691	5,449,304
Real Estate Taxes	2,347,758	1,659,360	4,007,118
Insurance	178,890	493,847	672,737
Property Management	635,351	1,567,680	2,203,031
Total Segment Expense	14,156,844	13,582,203	27,739,047
Segment Operating Profit	$ 4,002,556	$ 1,192,836	$ 5,195,392

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 149,985
Other Interest Expense	(283,253)
Depreciation – Furniture and Fixtures	(37,709)
Administrative Expense and Trustee Fees	(656,792)
Operating Expenses	(148,328)
Amortization	(199,604)
Income Before Gain/Loss on Properties and Minority Interest	$ 4,019,691

Note 5 – continued

Three Months Ended July 31, 2002

	Commercial	Residential	Total

Real Estate Revenue	$ 12,697,941	$ 14,837,283	$ 27,535,224
Expenses
Mortgage Interest	3,985,289	4,353,937	8,339,226
Depreciation	1,892,849	2,435,382	4,328,231
Utilities and Maintenance	1,569,242	2,745,119	4,314,361
Taxes	1,442,405	1,681,427	3,123,832
Insurance	113,359	380,117	493,476
Property Management	636,018	1,444,183	2,080,201
Total Segment Expense	9,639,162	13,040,165	22,679,327
Segment Operating Profit	$ 3,058,779	$ 1,797,118	$ 4,855,897

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue	$ 362,591
Other Interest Expense	(328,559)
Depreciation – Furniture and Fixtures	(26,408)
Advisory and Trust Fees	(474,732)
Operating Expenses	(244,581)
Amortization	(128,269)
Income Before Gain/Loss on Properties and Minority Interest	$ 4,015,939

Segment Assets and Accumulated Depreciation

July 31, 2003

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 526,917,899	$ 429,388,666	$ 956,306,565
Less Accumulated Depreciation	(28,063,720)	(53,114,736)	(81,178,456)
Total Property Owned	$ 498,854,179	$ 376,273,930	$ 875,128,109

April 30, 2003

	Commercial	Residential	Total
Segment Assets
Property Owned	$ 520,864,186	$ 398,916,616	$ 919,780,802
Less Accumulated Depreciation	(25,086,219)	(50,552,553)	(75,638,772)
Total Property Owned	$ 495,777,967	$ 348,364,063	$ 844,142,030

Note 6 - Commitments and Contingencies

     Insurance   IRET’s portfolio-wide general liability and property insurance policies renewed on May 1, 2003.  Fiscal 2004 premium was $2,690,000 for both commercial and residential properties.  A portion of IRET’s insurance costs is passed through to certain commercial tenants pursuant to the terms of the applicable lease agreement.  Of IRET’s total insurance costs, it is estimated that approximately $870,000 or 32% will be billed back to IRET’s commercial tenants.

Note 6 – continued

All of IRET’s real estate properties are insured against the customary casualty and liability claims, including acts of terrorism.  The additional cost for terrorism coverage is $79,224.  IRET also carries Directors’ and Officers’ liability insurance.  This amount is $99,875 for Fiscal 2004.

     Purchase Options  - The Company has granted options to purchase certain Company assets to various parties.  The options grant the parties the right to purchase certain Company assets at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost to the Company.  The property cost of the eighteen properties with purchase options is $67,756,342.  The option cost will be determined at the time it is exercised.

     Real Estate Expansions  - The Company is expanding the Southdale Medical Center at an estimated cost of $13.7 million and is financing a $5.1 million addition to the existing facility of Edgewood Vista, in Virginia, Minnesota.

     Environmental Matters  - Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under property.  IRET has no knowledge of any violations of environmental laws, ordinances or regulations at any of its property locations.

Note 7 – Discontinued Operations

     In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after May 1, 2002, net income and gain/(loss) on disposition of real estate for properties sold subsequent to December 31, 2001, are reflected in the consolidated statements of operations as discontinued operations.  Below is a summary of the results of operations of the properties disposed of through their respective disposition dates:

The remainder of this page has been left blank intentionally.

Note 7 – continued

	Three Months Ended July 31
	2003	2002
REVENUE
Real Estate Rentals	$ 0	$ 262,637
Discounts and Fees	0	106
Total Revenue	0	262,743
OPERATING EXPENSE
Interest	0	128,277
Depreciation	0	63,129
Utilities and Maintenance	0	79,344
Taxes	0	33,204
Insurance	0	8,531
Property Management Expenses	0	18,598
	$ 0	$ 331,083
INCOME BEFORE GAIN/(LOSS) ON PROPERTIES AND MINORITY INTEREST	$ 0	$ (68,340)
MINORITY INTEREST PORTION OF OPERATING PARTNERSHIP LOSS	0	17,341
Loss from operations		(50,999)
LOSS ON SALE OF DISCONTINUED OPERATIONS	0	0
Discontinued Operations, Net	$ 0	$ (50,998)

Note 8 – Subsequent Events

     Distribution Declaration  - On July 23, 2003, the Board of Trustees of IRET declared a distribution of $0.159 per share, payable October 1, 2003, to shareholders of record at the close of business on August 28, 2003.

     Sale of Shares  - In September 2003, pursuant to a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, IRET offered for sale to the public on a "best efforts" basis up to 4,500,000 of its shares of beneficial interest (the "Shares") at a price of $10 per share (the "Offering").  The Registration Statement was declared effective by the SEC on September 3, 2003.  As discussed in the Registration Statement, the Company plans to use the net proceeds from the Offering for general business purposes, including the acquisition, development, renovation, expansion or improvement of income-producing properties.  As of September 9, 2003, IRET had issued approximately 563,000 Shares for aggregate net proceeds, after offering costs and selling commissions, of approximately $5,300,000.  The Offering will end when all of the Shares have been sold or September 22, 2003, whichever occurs first.

Note 9 – Acquisitions

     During the three months ended July 31, 2003, IRET acquired two commercial properties and three apartment complexes:

Acquisition Cost
Commercial Property
30,464 sq. ft. – Benton Business Park – Sauk Rapids, MN	$ 1,610,730
24,000 sq. ft. – West River Business Park – Waite Park, MN	1,509,276
$ 3,120,006
Apartments
240 units – Connelly Estates – Burnsville, MN	$ 13,855,790
115 units – Remada Court Apartments – Eagan, MN	6,602,890
151 units – Winchester/Village Townhouses – Rochester, MN	8,903,810
$ 29,362,490
Total Property Acquisitions	$ 32,482,496

     The two commercial properties were acquired in exchange for the issuance of 85,472 UPREIT Units with an agreed value of $580,437 plus $2,539,569 of cash and cash equivalents.

     These three apartment complexes were acquired in exchange for the issuance of 1,248,568 UPREIT Units with an agreed value of $12,298,391 plus  $17,064,099 cash and cash equivalents.

The remainder of this page has been left blank intentionally.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report, as well as the Company’s audited financial statements for the year ended April 30, 2003, which financial statements were attached to the Company’s Form 10-K filed with the Securities and Exchange Commission.

     Forward Looking Statements  - Certain matters included in this discussion are forward looking statements within the meaning of federal securities laws.  Although we believe that the expectations reflected in the following statements are based on reasonable assumptions, we can give no assurance that the expectations expressed will actually be achieved.  Many factors may cause actual results to differ materially from our current expectations, including general economic conditions, local real estate conditions, the general level of interest rates and the availability of financing, timely completion and lease-up of properties under construction and various other economic risks inherent in the business of owning and operating investment real estate.

Critical Accounting Policies - In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, on file with the Securities and Exchange Commission.

     Real Estate  - Real estate is carried at cost, net of accumulated depreciation and amortization. As of July 31, 2003, the Company's carrying amount of its real estate, net of accumulated depreciation is $876 million. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

     Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets (including land, buildings, and tenant improvements) and considers whether there was significant intangible assets acquired (above and below market leases, the value of acquired in-place leases, and tenant relationships in accordance with SFAS No. 141) and acquired liabilities, and allocate purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The Company's properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.

If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of the Company's estimates in connection with acquisitions and future impairment analysis could be material to the Company's financial statements.

     Mortgage Loans Receivable  - The Company evaluates the collectibility of both interest and principal of each of its mortgage loans receivable ($1.5 million as of July 31, 2003) if circumstances warrant to determine whether it is impaired. If the Company fails to identify that the borrower is unable to perform, the Company's bad debt expense may be different.

      Allowance for Doubtful Accounts  - The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreement. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

      Revenue Recognition  - The Company has the following revenue sources and revenue recognition policies:

•   Base Rents  - income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and free rent abatements under the leases.

•   Percentage Rents - income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized on after the contingency has been removed (i.e. sales thresholds have been achieved)

•   Expense Reimbursement Income - income arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred.

    Before the Company recognizes revenue, it assesses among other things, its collectibility. If the Company incorrectly determines the collectibility of its revenue, its net income and assets could be overstated.

    Income Taxes  - The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to its shareholders 100% of its taxable income. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to its shareholders, it would fail to qualify as a REIT and substantial adverse tax consequences may result.

Results of Operations
For the Three Months ended July 31, 2003 and 2002

Revenues
     Total IRET revenues for the first quarter of Fiscal 2004 ended July 31, 2003, were $32,991,818 compared to $27,599,058 received in the first quarter of the prior fiscal year ended July 31, 2002.  This is an increase of $5,392,760 or 20%.  These increases in revenue resulted primarily from the additional investments in real estate made by IRET as well as other factors shown by the following analysis for the first quarter of Fiscal 2004:

Increase in Total Revenue 3 months ended 07/31/03
Rent from 64 properties acquired in Fiscal 2003 in excess of that received in 2003 from the same 64 properties	$ 5,203,681
Rent from five properties acquired in Fiscal 2004	34,259
Increase in rental receipts and accruals on existing properties due to changes in scheduled rent and lease renewals/termination	161 ,275
Decrease in ancillary income	(6,455)
Net increase in total revenue	$ 5,392,760

The remainder of this page has been left blank intentionally.

Expenses and Net Income
     The following table shows the changes in revenues, operating expenses, interest, and depreciation for the three months ended July 31, 2003, as compared to the three months ended July 31, 2002:

Three Months Ended	07/31/03	07/31/02	Change	Percent Change
Real Estate Rental Revenue	$ 32,934,439	$ 27,535,224	$ 5,399,215	19.6%

Real Estate Operating Expenses
Utilities	1,956,125	1,609,803	346,322	21.5%
Maintenance	3,493,179	2,704,558	788,621	29.2%
Real Estate Taxes	4,007,118	3,123,832	883,286	28.3%
Insurance	672 ,737	493,476	179,261	36.3%
Property Management	2,203,031	2,080,201	122,830	5.9%
Depreciation	5,539,684	4,328,231	1,211,453	28.0%
Operating Interest on Mortgage Indebtedness	9,867,173	8,339,226	1,527,947	18.3%
Total Property Expenses	$ 27,739,047	$ 22,679,327	$ 5,059,720	22.3%

Net Real Estate Operating Income	$ 5,195,392	$ 4,855,897	$ 339,495	7.0%

Interest Discount and Fee Income	149, 985	362,591	(212,606)	(58.6%)
Other Interest Expense	(283,253)	(328,559)	45, 306	13.8%
Other depreciation	(37,709)	(26,408)	(11,301)	(42.8%)
Administrative Trustee & Operating	(805,120)	(719,313)	(85,807)	(11.9%)
Amortization Expense	(199,604)	(128,269)	(71,335)	(55.6%)
Gain on Sale of Investments	0	262,568	(262,568)	N/A
Minority Interest Portion - Other Partnerships	(257,012)	(282,486)	25,474	9.0%
Minority Interest Portion - Operating Partnership	(842,495)	(1,017,022)	174,527	17.2%
Income from Continuing Operations	2,920,184	2,978,999	(58,815)	(2.0%)
Discontinued Operations net of Minority Interest	0	(50,998)	50,998	N/A
Net Income for Generally Accepted Accounting Purposes	$ 2,920,184	$ 2,928,001	$ (7,817)	(0.3%)

 The remainder of this page has been left blank intentionally.

Factors Impacting Net Income
     During the first three months of Fiscal 2004 ended July 31, 2003, the same factors that have combined to reduce our net income per share during the previous fiscal year continue to limit the growth of our total revenue and ultimately negatively impacted our net income per share.

  Increased Economic Vacancy - During the first quarter of Fiscal 2004, vacancy levels continued to increase throughout our entire portfolio. Our “stabilized” apartment vacancy increased to 9.7% from 8.5% for the three months ended July 31, 2003.  Likewise, vacancy levels at our “stabilized” commercial properties increased to 5.5% from 2.9% for the three months ended July 31, 2003 and 2002, respectively.  A majority of the markets that we operate in continue to experience overall poor economic conditions. The poor economic climate has translated directly into increased vacancy rates at most of our properties.

  Our commercial vacancy levels are primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease.  As we previously reported to our shareholders, despite some positive economic developments, we have yet to see an increase in demand for apartments or for commercial space.  For the balance of fiscal 2004, demand for both commercial space and apartments will be further reduced by a general decline in overall rental activity due to winter.  Our expectation is that demand in IRET’s markets for both apartments and commercial space will continue to remain weak through the balance of fiscal 2004.  As a result, we do not expect our occupancy levels to improve during fiscal 2004 ending April 30, 2004.

  Increased Maintenance Expense - The maintenance expense category increased by $788,621, or 29.2% for the three months ended July 31, 2003, as compared to the corresponding period of Fiscal 2003.  Of the increased maintenance costs for the three months ended July 31, 2003, $515,034, or 65.3% is attributable to the addition of new real estate, of this amount $463,802 or 90% is recoverable by commercial tenants.  The remaining $273,587, or 34.7% is due to increased costs for maintenance on existing real estate assets.  Our Thresher Square and Southdale properties in Minneapolis, Minnesota, accounted for, respectively, $49,620, or 18.2%, and $36,381, or 13.3%, of this $273,587 in increased costs for maintenance on existing real estate assets, and these amounts are not recoverable due to vacancies at these two buildings.  Approximately $187,586, or 68.6%, of such increased costs for maintenance on existing real estate assets is recoverable by us as tenant reimbursement under the terms of our commercial leases.

  Increased Utility Expense - The utility expense category increased by $346,322, or 21.5%, for the three months ended July 31, 2003, as compared to the corresponding period of Fiscal 2003.  Of the increased utility costs for the three months ended July 31, 2003, $233,979, or 67.6%, is attributable to the addition of new real estate, while $112,343, or 32.4%, is due to increased costs for utilities on existing real estate assets.  Our Park Meadows and West Stonehill properties in St. Paul, Minnesota, account for, respectively, $20,124, or 18%, and $26,600, or 24%, of these increased costs for utilities on existing real estate assets, because of significant water, sewer and garbage disposal rate increases imposed by the City of St. Paul.

  Increased Administrative and Operating Expense  - Administrative and operating expenses increased by $86,807, or 12.6%, for the three months ended July 31, 2003, as compared to the corresponding period of Fiscal 2003, primarily because of increased salary and other expense resulting from our merger with the T. F. James Company located in Minneapolis, Minnesota.  As a result of the merger, we opened an office in Minneapolis and acquired six additional employees.

  Increased Insurance Premiums - Insurance expense increased by $179,261 or 36.3% for the three months ended July 31, 2003, as compared to the corresponding period of Fiscal 2003, and as compared to an increase in revenues of  $5,399,215 or 19.6% for the three months ended July 31, 2003.  Of the increased insurance costs for the three months ended July 31, 2003,  $68,153 or 38.0% is attributable to the addition of new real estate, while $111,108 or 62.0% is due to increased premium costs for coverage on existing real estate assets. Under the terms of most of our commercial leases, the full cost of insurance is paid by the tenant as additional rent. For our other real estate properties, any increase in our insurance costs must be collected from tenants in the form of a general rent increase.  While we continue to implement portfolio wide rent increases wherever possible, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased insurance costs. We expect our insurance expense to continue at its current level for the remaining nine months of this fiscal year as well as for the next fiscal year.

  Decreased Interest Rates  - Our mortgage debt increased $25,239,818 or 4.7% to $564,637,020 as of July 31, 2003, as compared to April 30, 2003.  Our interest expense increased by $1,527,947 or 18.3% for the three months ended July 31, 2003.  Of the increased interest expense for the three months ended July 31, 2003, $1,808,980 is attributable to the addition of new real estate, while interest expenses on existing real estate assets declined by $281,033.  Our overall weighted average interest rate on all outstanding mortgage debt is 7.40% as of July 31, 2003.

  Increased Minority Partnership Interests - In addition to the factors discussed above that have negatively impacted our earnings despite an overall increase in gross revenue, the increase in the number of limited partnership units (“UPREIT Units”) issued by the Operating Partnership has also impacted our revenue.   Even though our real estate revenue increased by $5,399,215 or 19.6% for the quarter ending July 31, 2003, our net income decreased $7,817 or 0.3%. During the three months ending July 31, 2003, outstanding UPREIT Units in the Operating Partnership increased by 1,275,449 units. Under the terms of the Operating Partnership, each limited partner is entitled to an equal allocation of net income or net loss. UPREIT Units are issued by us in exchange for the contribution of an interest in real estate.  If capital gain income and the limited partnership ownership interest reflected as minority interests on the financial statements are excluded, the increase in net income is more closely related to the increase in revenue, as shown in the following chart.

For the Three Months Ended	07/31/03	07/31/02	% Change

Net Income	$ 2,920,184	$ 2,928,001	(0.3%)
Add back portion allocated to:
minority interests - other partnerships	257,012	282,486
minority interests - operating partnerships	842,495	1,017,022
Add back Discontinued Operations	0	50,998
Subtract capital gain income	0	(262,568)
Total Portfolio Net Income	$ 4,019,691	$ 4,015,939	N/A

     The Net Income amounts given above, which exclude capital gain income and the limited partnership ownership interest reflected as minority interests on the financial statements, are non-GAAP measures that management considers useful as an illustration of the dilution of net income resulting from an increase in outstanding UPREIT Units.

The remainder of this page has been left blank intentionally.

Results from Stabilized Properties
     IRET defines fully stabilized properties as those both owned at the beginning of the prior fiscal year and having completed the rent-up phase (90% occupancy).  Results from stabilized properties for the three months ended July 31, 2003, for multi-family residential and commercial were:

Stabilized Multi-Family Residential	Three Months Ended
	07/31/03	07/31/02	% Change
Total Receipts	$ 14,605,638	$ 14,788,859	(1.2%)
Expenses:
Utilities & Maintenance	2,848,860	2,731,719	4.3%
Property Management	1,543,964	1,439,080	7. 3%
Taxes	1,640,039	1,673,711	(2.0%)
Insurance	462,491	365,579	26.5%
Mortgage Interest	4,326,677	4,322,333	0.1%
Total Expenses	10,822,031	10,532,422	2.8%
Net Operating Income	$ 3,783,607	$ 4,256,437	(11.1%)

Stabilized Commercial	Three Months Ended
	07/31/03	07/31/02	% Change
Total Receipts	$ 12,567,062	$ 12,167,535	3.3%
Expenses:
Utilities & Maintenance	1,786,166	1,525,776	17.1%
Property Management	489,108	623,600	(21.6%)
Taxes	1,432,222	1,373,722	4.3%
Insurance	120,695	106,616	13.2%
Mortgage Interest	3,907,963	3,938,627	(0.8%)
Total Expenses	7,736,154	7,568,341	(2.2%)
Net Operating Income	$ 4,830,908	$ 4,599,194	5.0%

Comparison of Multi-Family Residential and Commercial Properties
     The following is a comparison of the net operating income from the two types of real estate investments owned by IRET - multi-family residential and commercial - for the three months ended July 31, 2003 and 2002:

Net Real Estate Operating Income

                                        Three Months Ended
	07/31/03	07/31/02	Percent Change
Residential	$ 1,192,836	$ 1,797,118	(33.6%)
Commercial	,002,556	,058,779	30.9%
Total	$ 5,195,392	$ 4,855,897	7.0%

     The growth in the two operating segments resulted primarily from the acquisition of real estate properties during the prior and current fiscal years.

Economic Occupancy Rates
     Economic occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented.  The following tables compare economic occupancy rates for stabilized properties for the three months ended July 31, 2003 and 2002:

	Three Months Ended
	07/31/03	07/31/02	Percent Change
Residential	90.33%	91.54%	(1.2%)
Commercial	93.28%	95.93%	(2.7%)

Credit Risk
     The following table lists our top ten commercial tenants on July 31, 2003, for all commercial properties owned by us.  No single tenant accounted for more than 10% of revenues during the first quarter of Fiscal 2004.

Lessee	Monthly Rent	% of Total Rental Income from Commercial Properties
Edgewood Living Communities, Inc.	$ 326,282	7.2%
Health East - Woodbury & Maplewood	159,720	3.5%
Microsoft - Great Plains	156,250	3.5%
Smurfit - Stone Container Corp.	152,698	3.4%
Northland Insurance Company	146,749	3.2%
Wilson’s the Leather Experts, Inc.	116,594	2.6%
Alliant Techsystems, Inc.	101,098	2.2%
Miracle Ear, Inc. & Miracle Ear Manufacturing Services, Inc.	97,163	2.1%
Agere Systems, Inc.	81,260	1.9%
Barnes & Noble, Inc.	68,615	1.5%
All Others	119,889	68.9%
Total Monthly Rent as of July 31, 2003	$ 4,526,318	100.0%

Property Acquisitions
     During the three months ended July 31, 2003, IRET acquired two commercial properties and three apartment complexes:

Acquisition Cost
Commercial Property
30,464 sq. ft. - Benton Business Park - Sauk Rapids, MN	$ 1,610,730
24,000 sq. ft. - West River Business Park - Waite Park, MN	1,509,276
3,120,006
Apartments
240 units - Connelly Estates - Burnsville, MN	13,855,790
115 units - Remada Court Apartments - Eagan, MN	6,602,890
151 units - Winchester/Village Townhouses - Rochester, MN	8,903,810
29,362,490
Total Property Acquisitions	$ 32,482,496

     The two commercial properties were acquired in exchange for the issuance of 85,472 UPREIT Units with an agreed value of $580,437 plus $2,539,569 of cash and cash equivalents.

     These three apartment complexes were acquired in exchange for the issuance of 1,248,568 UPREIT Units with an agreed value of $12,298,391 plus $17,064,099 cash and cash equivalents.

Funds From Operations
     IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT.  FFO is defined as net income determined in accordance with accounting principles generally accepted in the United States of America ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures.  IRET uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO as amended by NAREIT effective January 1, 2000, and as amended as of April 2002.

     FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition.

     FFO should not be considered as an alternative to net income as determined in accordance with GAAP as a measure of IRET’s performance, nor is it necessarily indicative of sufficient cash flow to fund all of IRET’s needs or its ability to service indebtedness or make distributions.

     Funds from Operations for IRET for the three months ended July 31, 2003, increased to $9,340,535 compared to $8,142,780 for the three months ended July 31, 2002, an increase of 14.7%.

     A reconciliation of FFO to GAAP net income is as follows:

     For the Three Months ended July 1, 2003 and 2002

	3 Months Ended
	7/31/03			7/31/02
	Amount	Weighted Avg Shares(2)	Per Share	Amount	Weighted Avg Shares(2)	Per Share

Net income	$ 2,920,184	36,358,016	$ .08	$ 2,928,001	30,070,096	$ .10

Adjustments:
Minority interest in earnings of unitholders	842,495	10,149,166		999,681	9,764,271
Depreciation and Amortization(1)	5,577,856			4,477,666
(Earnings)loss from depreciable property sales	0			(262,568)

Funds from operations	$ 9,340,535	46,507,182	$ .20	$ 8,142,780	39,834,367	$ .20

Total distributions paid to shareholders/ unitholders(3)	$ 7,350,454			$ 6,344,535

 (1) Depreciation on office equipment and other assets used by us are excluded.  Amortization of financing and other expenses are excluded, except for amortization of leasing commissions which is included.

 (2)  UPREIT Units of the Operating Partnership are exchangeable for shares of beneficial interest on a one-for-one basis.

 (3)  Cash distributions are paid equally on shares of beneficial interest and UPREIT Units.  It is our intent to distribute approximately 65.0% to 80.0% of FFO to our shareholders and the holders of UPREIT Units of the Operating Partnership.

  The remainder of this page has been intentionally left blank.

Distributions
     The following distributions per share were paid during the three months ended July 31st of Fiscal year 2004 and 2003:

Date	2004	2003	Percent Change

July 1	$ .1585	$ .1540	2.9%

           The Board of Trustees of IRET has declared a distribution of $0.159 per share, payable October 1, 2003 to shareholders of record at the close of business on August 28, 2003.

 Liquidity and Capital Resources

 Three Months Ended July 31, 2003
      Cash flows provided by operating activities of $6,598,885 were comprised of (i) income of $2,920,184, and (ii) adjustments for non-cash items of $6,974,941 partially offset by (iii) the net change in operating assets and liabilities of $3,296,240.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $5,776,997, and (ii) minority interest of $1,099,507.

      Net cash used in investing activities of  $22,731,005 was primarily comprised of acquisition and improvements of properties of $22,233,528, and investment in loan receivable of $531,241.

      Net cash provided by financing activities of $19,765,495 was primarily comprised of (i) proceeds from borrowings of $31,287,200, partially offset by (ii) repayments of borrowings of $6,047,403, (iii) distributions paid to shareholders/unit holders of $4,757,957, (iv) redemption of investment certificates of $567,702, and (v) distributions to minority partners of $209,895.

 Three Months Ended July 31, 2002
      Cash flow provided by operating activities of $9,118,715 was comprised of (i) income of $2,928,001, (ii) adjustments for non-cash items of $5,678,243, and (iii) the net change in operating assets and liabilities of $512,471.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $4,546,037, and (ii) minority interest of $1,282,167, partially offset by the loss on sale of properties of $262,568.

      Net cash used in investing activities of $30,831,155 was comprised of (i) acquisition and improvements on properties of $23,538,972, and (ii) purchase of marketable securities of $16,588,266, partially offset by (iii) proceeds from sale of marketable securities of $8,000,000, (iv) proceeds from sale of property of $979,982, and (v) repayments on mortgage loans receivable of $316,101.

      Net cash provided by financing activities of $23,038,366 was primarily comprised of (i) the issuance of common shares of $31,653,946, (ii) notes and mortgages payable of $5,700,000, partially offset by (iii) redemption of investment certificates of $7,326,819, (iv) distributions paid to holders/unit holders of $3,992,485, (v) repayments of borrowings of $2,648,508, and (vi) distributions to minority partners of $342,110.

Financial Condition
     The important changes in IRET’s balance sheet during the first three months of Fiscal 2004 ended July 31, 2003, were:

  Real Estate Owned
  Real estate owned increased to $956,306,565 at July 31, 2003, from the April 30, 2003 figure of $919,780,802.  The increase resulted primarily from the acquisition of additional investment properties net of dispositions as described below:

Acquired
Benton Business Park - Sauk Rapids, MN	$ 1,610,730
West River Business Park - Waite Park, MN	$ 1,509,276
Connelly Estates - Burnsville, MN	$ 13,855,790
Remada Court Apartments - Eagan, MN	$ 6,602,890
Winchester/Village Townhouses - Rochester, MN	$ 8,903,810

  Mortgage Loans Receivable - Mortgage loans receivable increased to $1,552,719 at July 31, 2003, from $1,182,940 at April 30, 2003.  This increase resulted from a construction loan to a developer for an addition to Edgewood Vista facility in Virginia, MN, net of scheduled payments received, and a reclassification of an amount to other assets.

  Cash - Cash on hand on July 31, 2003, was $19,198,089 compared to $15,564,714 on April 30, 2002.  This increase was due primarily to cash flows from operations, refinancing, and new mortgage loans.

  Marketable Securities - During the three months ended July 31, 2003, IRET decreased its investment in marketable securities classified as available-for-sale to $3,047,204 from $3,077,260 on April 30, 2003.  This decrease was primarily due to the sale of marketable securities.

  Mortgages Payable - Mortgages payable on July 31, 2003, totaled $564,637,020, compared to $539,397,202 at April 30, 2003.  This increase resulted from refinancing of maturing mortgages and the placement of new mortgages.  The weighted average interest rate payable on the outstanding indebtedness on July 31, 2003, was 7.4%.

  Investment Certificates - Investment Certificates outstanding on July 31, 2003, totaled $8,565,430, compared to $9,034,696 on April 30, 2003.  This decrease resulted from the redemption of maturing investment certificates during the three months ended July 31, 2003.

  Operating Partnership Units - Outstanding UPREIT Units in the Operating Partnership increased to 11,481,485 Units on July 31, 2003, as compared to the 10,206,036 Units outstanding on April 30, 2003.  The increase resulted primarily from the issuance of additional UPREIT Units to acquire  the Benton Business Park, West River Business Park, Connelly Estates, Remada Court Apartments, Winchester and Village Townhouses.

  Shares of Beneficial Interest
  Shares of beneficial interest outstanding on July 31, 2003, totaled 36,502,960, as compared to 36,166,351 shares outstanding on April 30, 2002.  This increase in shares outstanding is due to 272,035 shares issued on July 1, 2003, pursuant to our distribution reinvestment plan in the total amount of $2,592,497.

Pending Acquisitions and Dispositions
     As of July 31, 2003, IRET is considering the following potential property acquisitions and divestitures:

Property Acquisitions	Type	Total Cost	Loan	Cash Required
7800 West Brown Deer Road - Milwaukee, WI	90,000 sq. ft. multi-tenant commercial retail complex	$ 6,300,000	$ 4,095,000	$ 2,205,000
Golden Hills Office Center - Golden Valley, MN	190,758 sq. ft. 6-story Class A multi-tenant office complex	$ 27,500,000	$ 17,875,000	$ 9,625,000
Brookfield Apartments - Topeka, KS	160 unit apartment complex	$ 7,350,000	$ 4,777,500	$ 2,572,500
Nebraska Orthopaedic Hospital - Omaha, NE	Medical complex	$ 19,632,092	$ 12,760,860	$ 6,871,232

Total		$ 67,782,092	$ 39,508,360	$ 21,273,732

Property Dispositions	Type	Original Acquisition Cost	IRET Basis
Tom Thumb - Sauk Rapids, MN - Pending	Commercial Retail	$ 320,000	$ 317,140

     Each of the above-listed potential acquisitions and divestitures is subject to the satisfactory negotiation of terms and the satisfaction of certain conditions, such as board approval; the receipt of a satisfactory environmental survey and property appraisal; and/or the receipt of sufficient financing; and there can be no assurance that any or all of the conditions will be satisfied and these potential acquisitions and divestitures will be consummated.

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

We primarily use long-term (more than nine years) and medium-term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our costs of capital. As of July 31, 2003, we had the following amount of future principal payments on mortgages secured by our real estate:

Long Term Debt	2004	2005	2006	2007	2008	Thereafter	Total
Fixed Rate	$11,987,956	$17,336,556	$14,814,285	$17,317,872	$37,112,610	$439,915,459	$538,484,738
Variable Rate	1,347,286	1,881,037	3,701,286	1,958,418	2,009,634	15,254,621	26,152,282
							(1)$564,637,020

(1)  The weighted average interest rate as of July 31, 2003, was 7.4%. Any fluctuations on the variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $26,152,282 of variable rate indebtedness would increase our annual interest expense by $261,523.

Item 4.  Controls and Procedures

     IRET carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of IRET’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that IRET’s disclosure controls and procedures are effective in timely alerting them to material  information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.

     There were no changes in IRET’s internal control over financial reporting that occurred during IRET’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The remainder of this page has been intentionally left blank.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the course of our operations, we become involved in litigation.  At this time, we know of no pending or threatened proceedings that would have a material impact upon us.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K during the quarter ended July 31, 2003:

A Form 8-K was filed on July 24, 2003, reporting under Items 4 and 7 a change in the Company’s independent public accountants from Brady, Martz & Associates to Deloitte & Touche LLP.

A Form 8-K was filed on June 27, 2003, reporting under Items 7, 9 and 12 the Company’s results of operations and financial condition for the three and twelve months ended April 30, 2003, with the information presented under Item 9 being furnished pursuant to and in satisfaction of Item 12, “Disclosure of Results of Operations and Financial Condition” as permitted by the Securities and Exchange Commission.

The remainder of this page has been intentionally left blank.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

By:      /S/ Thomas A. Wentz, Sr.
           Thomas A. Wentz, Sr., President & Chief
           Executive Officer

By:     /S/ Diane K. Bryantt
          Diane K. Bryantt, Senior Vice President &
          Chief Financial Officer

Date:  September 15, 2003