Form 10-Q
period 2003-10-31
INVESTORS REAL ESTATE TRUST
filed 2003-12-15
CIK 798359

As filed with the Securities and Exchange Commission on December 15, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2003

Commission File Number 0-14851

 INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	45-0311232 (I.R.S. Employer Identification No.)
Post Office Box 1988 12 South Main Street Minot, ND (Address of principal executive offices)	58702-1988 (Zip code)

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

Yes ☒       No ☐

      Registrant is a North Dakota Real Estate Investment Trust.  As of December 8, 2003, it had 40,677,880 shares of beneficial interest outstanding.

                        PART I

Item 1.  Financial Statements - Second Quarter  - Fiscal 2004

INVESTORS REAL ESTATE TRUST
CONSOLIDATED FINANCIAL STATEMENTS
BALANCE SHEETS

ASSETS	(unaudited) October 31, 2003	April 20, 2003
Real Estate Investments
Property Owned	999,792,737	919,780,802
Less Accumulated Depreciation	(86,912,556	(75,638,772
	912,880,181	844,142,030
Mortgage Loans Receivable	2,054,660	1,182,940
Total Real Estate Investments	914,934,841	845,324,970
OTHER ASSETS
Cash	21,843,527	15,564,714
Marketable Securities - Available for Sale	2,703,032	3,077,260
Rent Receivable, Net of Allowance	5,366,473	4,604,150
Real Estate Deposits	1,004,207	353,600
Prepaid Expenses and Other Assets	2,410,420	1,086,620
Tax, Insurance and Other Escrow	7,936,942	7,433,923
Deferred Charges and Leasing Costs	5,633,714	4,706,393
Property & Equipment, Net	2,272,652	2,088,074
Goodwill	1,440,817	1,440,817
TOTAL ASSETS	965,546,625	885,680,521

LIABILITIES
Accounts Payable and Accrued Expenses	16,231,954	16,638,506
Notes Payable	0	11,247,531
Mortgages Payable	583,159,585	539,397,202
Investment Certificates Issued	8,263,005	9,034,696
Total Liabilities	607,654,544	576,317,935
COMMITMENTS AND CONTINGENCIES (NOTE 7)

MINORITY INTEREST IN PARTNERSHIPS	15,579,794	14,224,628

MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP 11,549,252 on 10/31/03 10,206,036 on 04/30/03	92,057,621	80,376,853
SHAREHOLDERS' EQUITY Shares of Beneficial Interest 40,595,779 on 10/31/03 36,166,351 on 04/30/03	282,157,776	240,645,207
Accumulated Distributions in Excess of Net Income	(31,903,110	(25,884,102
Total Shareholders’ Equity	250,254,666	214,761,105
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	965,546,625	885,680,521

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
For the Three Months and Six Months ended October 31, 2003 and 2002

	Three Months Ended October 31		Six Months Ended October 31
	2003	2002	2003	2002
REVENUE
Real Estate Rentals	$29,095,171	$25,742,486	$57,253,031	$50,110,157
Tenant Reimbursements	4,832,420	3,477,477	9,599,999	6,645,030
Discounts and Fees	55,505	59,136	112,884	122,970
Total Revenue	33,983,096	29,279,099	66,965,914	56,878,157

OPERATING EXPENSE
Interest	10,407,764	8,960,688	20,557,048	17,628,473
Depreciation	5,775,693	4,755,045	11,351,721	9,109,684
Utilities	2,300,003	1,883,244	4,256,128	3,493,047
Maintenance	3,524,623	2,966,086	7,017,802	5,670,644
Taxes	4,183,825	3,280,777	8,190,943	6,404,609
Insurance	724,319	522,946	1,396,962	1,016,422
Property Management Expenses	2,219,118	1,904,743	4,293,134	3,859,795
Property Management Related Party	200,629	120,291	329,644	245,440
Administrative Expense	586,672	452,031	1,215,864	898,163
Advisory and Trustee Services	29,375	28,456	56,975	57,056
Operating Expenses	383,065	245,267	531,393	489,848
Amortization	187,138	160,386	372,632	283,210
Amortization of Related Party Costs	19,353	7,142	33,463	12,587
Total Operating Expense	30,541,577	25,287,102	59,603,709	49,168,978

Operating Income	3,441,519	3,991,997	7,362,205	7,709,179

Non-Operating Income	92,867	239,723	185,473	38,480

Income Before Gain/Loss on Properties and Minority Interest	3,534,386	4,231,720	7,547,678	8,247,659
Gain on Sale of Investment	0	52,774	0	315,342
Minority Interest Portion of Other Partnerships’ Income	(212,217)	(180,291)	(469,229)	(462,777)
Minority Interest Portion of Operating Partnership Income	(811,241)	(1,002,392)	(1,652,291)	(2,019,414)

Income From Continuing Operations	2,510,928	3,101,811	5,426,158	6,080,810
Discontinued Operations, net	104,124	(33,589)	109,078	(84,587)

Net Income	$2,615,052	$3,068,222	$5,535,236	$5,996,223

Net Income Per Share (basic and diluted)	$.07	$.10	$.15	$.19

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
For the Six Months ended October 31, 2003 and 2002

	Six Months Ended October 31
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$5,535,236	$5,996,223
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,759,636	9,531,739
Minority interest portion of income	2,123,303	2,454,016
Gain on sale of investments and discontinued operations	(103,045)	(315,342)
Capitalized Interest Income	(66,417)	(1,295)
Interest reinvested in investment certificates	169,148	185,021
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	(1,672,530)	(2,590)
(Increase) decrease in other assets	(1,141,046)	1,981,603
(Increase) decrease in rent receivable	(762,323)	(846,583)
(Increase) decrease in tax, insurance and other escrow	(411,066)	(900,547)
(Increase) decrease in deferred charges	(1,159,309)	(1,462,194)
Increase (decrease) in accounts payable & accrued expenses	(1,541,905)	83,196
Net cash provided by operating activities	$12,729,682	$16,703,247

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	$15,374,228	$33,500,000
Proceeds from notes receivable	0	3,500,000
Proceeds from sale of property	50,847	1,003,004
Principal payments on mortgage loans receivable	37,669	372,631
Payments for acquisition and improvements of properties	(47,678,715)	(50,206,255)
Purchase of marketable securities - available-for-sale	(15,000,000)	(25,652,269)
Investment in mortgage loan receivable	(1,000,000)	(32,956)
Net cash used for investing activities	$(48,215,971)	$(37,515,845)

 continued

The remainder of this page has been left blank intentionally.

CONSOLIDATED STATEMENT OF CASH FLOWS  - continued

	Six Months Ended October 31
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares, net of issue costs	$35,416,358	$31,663,100
Proceeds from mortgages payable	54,887,261	16,300,000
Proceeds from notes payable	10,851	0
Repurchase of shares and minority interest units	(2,963)	(9,527)
Distributions paid to shareholders	(6,771,746)	(5,516,228)
Distributions paid to unit-holders of operating partnership	(3,042,856)	(2,734,138)
Distributions paid to other minority partners	(407,704)	(522,379)
Redemption of investment certificates	(940,838)	(10,962,534)
Principal payments on mortgages payable	(26,124,878)	(4,996,362)
Principal payments on notes payable	(11,258,383)	0
Net cash provided by financing activities	41,765,102	23,221,932

NET INCREASE (DECREASE) IN CASH	6,278,813	2,409,334

CASH AT BEGINNING OF PERIOD	15,564,714	12,333,426
CASH AT END OF PERIOD	$21,843,527	$14,742,760

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$5,169,275	$4,595,130
Proceeds from sale of properties deposited directly with escrow agent	368,353	1,208,988
Properties acquired through the issuance of minority interest units in the operating partnership	14,386,226	8,049,117
Interest reinvested directly in investment certificates	169,148	185,021
Operating Partnership units converted to shares	929,899	1,163,206
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	15,000,000	27,803,654
Minority partner interest in IRET-BD	0	1,486,108
Minority partner interest in Golden Hills	1,293,640	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest paid on mortgages	$19,856,018	$17,007,664
Interest paid on investment certificates	197,494	568,508
Interest paid on margin account and other	299,279	0
	$20,352,791	$17,576,172

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders’ Equity
For the Six Months ended October 31, 2003 (unaudited)

	NUMBER OF SHARES	BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY

Balance May 1, 2003	36,166,351	$240,645,207	$(25,884,102)	$--	$214,761,105
Comprehensive Income
Net income			5,535,236		5,535,236
Total comprehensive income					$5,535,236
Distributions			(11,554,244)		(11,554,244)
Distribution reinvestment plan	548,810	5,169,275			5,169,275
Sale of shares	3,880,911	36,346,257			36,346,257
Fractional shares repurchased	(293)	(2,963)	--	--	(2,963)
Balance October 31, 2003	40,595,779	$282,157,776	$(31,903,110)	$--	$250,254,666

 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended October 31, 2003 and 2002 (unaudited)

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

Note 2 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest.

      The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership as of October 31, 2003, and April 30, 2003.  The Company’s interest in the Operating Partnership was 77.9% and 78.0%, respectively, as of October 31, 2003, and April 30, 2003.  Such interest has been calculated as the percentage of outstanding common shares of beneficial interest of IRET divided by the total outstanding common shares of beneficial interest and Operating Partnership units ("UPREIT Units") outstanding.  The remaining ownership percentage is reflected as Minority Interest of Unit Holders in Operating Partnership in these consolidated financial statements.  The limited partners have exchange rights that enable them to cause the Operating Partnership to exchange their UPREIT Units for cash, or, at the option of the Company, for shares of beneficial interest, on a one-for-one basis.  The exchange may, generally, be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the UPREIT Units (provided, however, that not more than two exchanges may occur during each calendar year, and each limited partner may not exercise the exchange for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner).  Some limited partners have contractually agreed to a holding period of greater than one year.

 Note 2 - continued

       The consolidated financial statements also include the ownership by the Operating Partnership of:  (1) a 60.31% ownership interest in Minnesota Medical Investors LLC, SMB Operating Company LLC, and SMB MM LLC, collectively known as Southdale Medical Center; (2) a 51% ownership interest in Mendota Properties, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in Mendota Office Holding LLC, a Minnesota limited liability company, and Mendota Office Three and Four, LLC, a Minnesota limited liability company, which are the owners of five multi-tenant commercial real estate properties in Dakota County, Minnesota, (3) a 51% ownership interest in IRET-BD, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in IRET - DMS, LLC and IRET - Brenwood, LLC, which are the owners of a warehouse facility in Des Moines, Iowa and a four-building office complex in Minnetonka, Minnesota, respectively, and (4) a 90% ownership in IRET-Golden Jack, LLC, a Delaware limited liability company, which owns a 190,758 square foot multi-tenant commercial office building in Golden Valley, MN, known as Golden Hills Office Center.   These companies are consolidated into IRET's financial statement with minority interests reflecting the minority partners’ share of ownership and net income.

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

      The current period's results of operations are not necessarily indicative of results, which ultimately may be achieved for the year.  The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2003, filed with the SEC.

Note 2 - continued

 Reclassifications
      Certain reclassifications have been made to the consolidated financial statements for the six months ended October 31, 2002, to conform to the classifications used in the six months ended October 31, 2003.  The reclassifications had no effect on net income, retained earnings, or cash flows as previously reported.

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

      In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51".  FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  In October, 2003, the FASB deferred the effective date of FIN No. 46 to the first interim or annual period ending after December 15, 2003, for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Management believes the adoption of FIN No. 46 will not have a significant impact on the Company's financial statements.

      In May, 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity".  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 on August 1, 2003 and the adoption did not have a significant impact on the Company’s financial statements.

Note 3 - Goodwill
      There was no change in the carrying amount of goodwill for the six months ended October 31, 2003.  Goodwill is tested on an annual basis the first day of each fiscal year, and any impairment adjustments are reflected at that time.  SFAS No. 142 has no significant impact on IRET’s net income or earnings per share when comparing the six months ended October 31, 2003, to October 31, 2002.

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

      The exchange of outstanding UPREIT Units for common shares of beneficial interest would have no effect on EPS as unit-holders and shareholders presently share equally in the net income of the Operating Partnership.

      The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three months and six months ended October 31, 2003, and 2002, as required by SFAS No. 128, "Earnings per Share."

	Three Months Ended October 31		Six Months Ended October 31
	2003	2002	2003	2002
NUMERATOR Income from continuing operations	$2,510,928	$3,101,811	$5,426,158	$6,080,810
Gain (Loss) from discontinued Operations	104,124	(33,589)	109,078	(84,587)
Net Income	$2,615,052	$3,068,222	$5,535,236	$5,996,223
DENOMINATOR Weighted average shares	38,326,708	31,885,130	37,342,362	31,141,311

Earnings per share from continuing operations	$.07	$.10	$.15	$.19
Earnings per share from discontinued operations	--	--	--	--
Net income per share (basic and diluted)	$.07	$.10	$.15	$.19

Note 5 - Shareholders' Equity
      During the three months ended October 31, 2003, we issued 3,758,793 shares of beneficial interest at $10.00 per share, for gross proceeds of $35,416,358.  Offering costs and selling commissions were approximately $2,096,358.  IRET plans to use the net proceeds from the offering for general business purposes, including the acquisition, development, renovation, expansion or improvement of income-producing properties.  We also issued 272,035 shares on July 1, 2003, and 276,775 shares on October 1, 2003, pursuant to our distribution reinvestment plan, for total proceeds of $5,169,275.  In addition, as of October 31, 2003, 114,439 UPREIT units have been converted to shares during fiscal year 2004, with a total value of $929,899 included in shareholders' equity.

Note 6 - Segment Reporting
      IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate.  Each property is considered a separate operating segment.  Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the majority of the aggregation criteria under SFAS 131.  IRET’s operating segments are aggregated and classified as multi-family residential and commercial properties for purposes of producing reportable segments.  The revenues, profit (loss) and assets for both of these reportable segments are summarized as follows as of and for the six and three-month periods ended October 31, 2003 and 2002, along with reconciliations to the consolidated financial statements:

Three Months Ended October 31, 2003

	Commercial	Residential	Total

Real Estate Revenue	$17,889,706	$16,037,885	$33,927,591
Expenses
Mortgage Interest	5,516,029	4,521,329	10,037,358
Depreciation	2,949,003	2,787,762	5,736,765
Utilities and Maintenance	2,732,781	3,091,845	5,824,626
Real Estate Taxes	2,402,069	1,781,756	4,183,825
Insurance	194,561	529,758	724,319
Property Management	717,792	1,701,955	2,419,747
Total Segment Expense	14,512,235	14,414,405	28,926,640
Segment Operating Profit	3,377,471	$1,623,480	$5,000,951
Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$148,372
Other Interest Expense			(370,406)
Depreciation - Furniture and Fixtures			(38,928)
Administrative, Advisory and Trustee Fees			(616,047)
Operating Expenses			(383,065)
Amortization			(206,491)
Income Before Gain/Loss on Properties and Minority Interest			$3,534,386

The remainder of this page has been intentionally left blank.

Note 6 - continued

Three Months Ended October 31, 2002

	Commercial	Residential	Total

Real Estate Revenue	$13,960,169	$15,259,794	$29,219,963
Expenses
Mortgage Interest	4,389,507	4,317,019	8,706,526
Depreciation	2,182,828	2,550,331	4,733,159
Utilities and Maintenance	1,915,832	2,933,498	4,849,330
Real Estate Taxes	1,582,371	1,698,406	3,280,777
Insurance	131,641	391,305	522,946
Property Management	491,961	1,533,073	2,025,034
Total Segment Expense	10,694,140	13,423,632	24,117,772
Segment Operating Profit	$3,266,029	$1,836,162	$5,102,191
Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$298,859
Other Interest Expense			(254,162)
Depreciation - Furniture and Fixtures			(21,886)
Administrative, Advisory and Trustee Fees			(480,487)
Operating Expenses			(245,267)
Amortization			(167,528
Income Before Gain/Loss on Properties and Minority Interest			$4,231,720

Six Months Ended October 31, 2003

	Commercial	Residential	Total

Real Estate Revenue	$36,040,106	$30,812,924	$66,853,030
Expenses
Mortgage Interest	10,978,618	8,924,771	19,903,389
Depreciation	5,925,139	5,349,945	11,275,084
Utilities and Maintenance	5,286,394	5,987,536	11,273,930
Real Estate Taxes	4,749,827	3,441,116	8,190,943
Insurance	373,357	1,023,605	1,396,962
Property Management	1,353,143	3,269,635	4,622,778
Total Segment Expense	28,666,478	27,996,608	56,663,086
Segment Operating Profit	$7,373,628	$2,816,316	$10,189,944
Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$298,357
Other Interest Expense			(653,659)
Depreciation - Furniture and Fixtures			(76,637)
Administrative, Advisory and Trustee Fees			(1,272,839)
Operating Expenses			(531,393)
Amortization			(406,095)
Income Before Gain/Loss on Properties and Minority Interest			$7,547,678

Note 6 - continued

Six Months Ended October 31, 2002

	Commercial	Residential	Total

Real Estate Revenue	$26,658,110	$30,097,077	$56,755,187
Expenses
Mortgage Interest	8,374,796	8,670,956	17,045,752
Depreciation	4,075,677	4,985,713	9,061,390
Utilities and Maintenance	3,485,074	5,678,617	9,163,691
Real Estate Taxes	3,024,776	3,379,833	6,404,609
Insurance	245,000	771,422	1,016,422
Property Management	1,127,979	2,977,256	4,105,235
Total Segment Expense	20,333,302	26,463,797	46,797,099
Segment Operating Profit	$6,324,808	$3,633,280	$9,958,088
Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$661,450
Other Interest Expense			(582,721)
Depreciation - Furniture and Fixtures			(48,294)
Administrative, Advisory and Trustee Fees			(955,219)
Operating Expenses			(489,848)
Amortization			(295,797)
Income Before Gain/Loss on Properties and Minority Interest			$8,247,659

Segment Assets and Accumulated Depreciation

October 31, 2003

	Commercial	Residential	Total
Segment Assets
Property Owned	$561,306,322	$438,486,415	$999,792,737
Less Accumulated Depreciation	(31,011,498)	(55,901,058)	(86,912,556)
Total Property Owned	$530,294,824	$ 382,585,357	$912,880,181

April 30, 2003

	Commercial	Residential	Total
Segment Assets
Property Owned	$520,864,186	$398,916,616	$919,780,802
Less Accumulated Depreciation	(25,086,219)	(50,552,553)	(75,638,772)
Total Property Owned	$495,777,967	$ 348,364,063	$844,142,030

Note 7 - Commitments and Contingencies

      Litigation - IRET is involved in various lawsuits arising in the normal course of business.  Management believes that such matters will not have a material effect on the Company’s financial condition or results of operations.

      Insurance - IRET carries insurance coverage on its properties of types and in amounts that the Company believes are customarily obtained by owners of similar properties.

      Purchase Options - The Company has granted options to purchase certain Company properties to various parties.  The options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company.  The total property cost of the eighteen properties subject to purchase options is $67,756,342.  The cost to the option holder to purchase a property will be determined at the time the option is exercised.

      Real Estate Expansions and Development; Tenant Improvements - IRET is financing a $5.1 million addition to its existing Edgewood Vista facility in Virginia, Minnesota.  IRET has paid approximately $1.8 million in respect of this addition as of October 31, 2003.  IRET is committed to loan up to $3.6 million to fund construction of the Nebraska Orthopedic Facility in Omaha, Nebraska.  IRET had outstanding contractual construction commitments of $7.9 million relating to property expansions, development and tenant improvements in progress as of October 31, 2003 (including the Edgewood Vista expansion and the Nebraska Orthopedic Facility specified above).

      Environmental Matters - Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under property.  IRET has no knowledge of any violation of environmental laws, ordinances or regulations at any of its properties.

The remainder of this page has been intentionally left blank.

Note 8 - Discontinued Operations

      Below is a summary of the results of operations of the properties disposed of through their respective disposition dates:

	Three Months Ended October 31		Six Months Ended October 31
	2003	2002	2003	2002
REVENUE
Real Estate Rentals	$2,032	$292,539	$11,032	$551,413
Tenant Reimbursements	0	337	0	4,101
Discounts and Fees	--	78	--	184
Total Revenue	2,032	292,954	11,032	555,698

OPERATING EXPENSE
Interest	129	127,347	1,270	255,624
Depreciation	455	63,129	1,820	126,258
Utilities & Maintenance	0	84,359	0	163,703
Taxes	0	33,417	0	66,621
Insurance	31	8,530	126	17,061
Property Management Expenses	0	20,595	0	39,193
Total Operating Expense	615	337,377	3,216	668,460

Income Before Gain/Loss on Properties and Minority Interest	$1,417	(44,423)	7,816	(112,762)
Minority Interest Portion of Operating Partnership Loss	(338)	10,8 34	(1,783)	28,175

Gain (Loss) from Operations
	1,079	(33,589)	6,033	(84,587)

Gain (Loss) on Sale of Discontinued Operations	103,045	0	103,045	0

Discontinued Operations, Net	$104,124	$(33,589)	$109,078	$(84,587)

The remainder of this page has been intentionally left blank.

Note 9 - Acquisitions and Dispositions
      During the three months ended October 31, 2003, IRET acquired two commercial properties and one apartment complex.  For the six months ended October 31, 2003, IRET has acquired in total four commercial properties and four apartment complexes, and has sold one commercial property:

 Acquisitions

Acquisition Cost

Commercial Property

30,464 sq. ft. - Benton Business Park - Sauk Rapids, MN	$1,610,730
24,000 sq. ft. - West River Business Park - Waite Park, MN	1,509,276
213,271 sq. ft. - Buffalo Mall - Jamestown, ND	4,275,150
190,758 sq. ft. - Golden Hills Office Center - Golden Valley, MN	27,500,000
34,895,156
Apartments
240 units - Connelly Estates - Burnsville, MN	13,855,790
115 units - Remada Court Apartments - Eagan, MN	6,602,890
151 units - Winchester/Village Townhouses - Rochester, MN	8,903,810
160 units - Brookfield Village - Topeka, KS	7,252,607
36,615,097
Total Property Acquisitions	$71,510,253

      The four commercial properties were acquired in exchange for the issuance of 85,472 UPREIT Units with an agreed value of $580,437, plus $34,314,719 of cash and cash equivalents.

     The four apartment complexes were acquired in exchange for the issuance of 1,372,183 UPREIT Units with an agreed value of $13,535,779 plus $23,079,318 cash and cash equivalents.

Disposition

      On August 22, 2003, IRET sold a 6,225 square foot commercial building, known as Interstate Bakery, in St. Paul, MN.  The sales price was $420,000, with an approximate gain on sale of $103,000.

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

       Forward Looking Statements - Certain matters included in this discussion are forward looking statements within the meaning of the federal securities laws.  Although we believe that the expectations reflected in the following statements are based on reasonable assumptions, we can give no assurance that the expectations expressed will actually be achieved.  Many factors may cause actual results to differ materially from our current expectations, including general economic conditions, local real estate conditions, the general level of interest rates and the availability of financing, timely completion and lease-up of properties under construction and various other economic risks inherent in the business of owning and operating investment real estate.

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

       Real Estate - Real estate is carried at cost, net of accumulated depreciation and amortization. As of October 31, 2003, the Company's carrying amount of its real estate, net of accumulated depreciation, is $913 million. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

       Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets (including land, buildings, and tenant improvements) and considers whether there were significant intangible assets acquired (for example, above- and below-market leases, the value of acquired in-place leases, and tenant relationships, in accordance with SFAS No. 141) and acquired liabilities, and allocates the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The Company's properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable.  If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of the Company's estimates in connection with acquisitions and future impairment analysis could be material to the Company's financial statements.

       Mortgage Loans Receivable - The Company evaluates the collectibility of both interest and principal of each of its mortgage loans receivable ($2 million as of October 31, 2003) if circumstances warrant to determine whether it is impaired. If the Company fails to identify that the borrower is unable to perform, the Company's bad debt expense may be different.

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

       Revenue Recognition - The Company has the following revenue sources and revenue recognition policies:

  Base Rents - income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases.
  Percentage Rents - income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized on after the contingency has been removed (i.e. sales thresholds have been achieved).
  Expense Reimbursement Income - income arising from tenant leases, which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred.

       Before the Company recognizes revenue, it assesses, among other things, its collectibility. If the Company incorrectly determines the collectibility of its revenue, its net income and assets could be overstated.

       Income Taxes - The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to its shareholders 100% of its taxable income. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to its shareholders, it would fail to qualify as a REIT and substantial adverse tax consequences may result.

Results of Operations
For the Three Months and Six Months ended October 31, 2003 and 2002

       Throughout this section, we have provided certain information on a "stabilized property" basis.  Information provided on a stabilized property basis is provided only for those properties owned for the entirety of both periods being compared, and includes properties, which were redeveloped or expanded during the periods being compared.  Properties purchased or sold, and properties under development during the periods being compared are excluded from our stabilized property analysis.

Revenues
       Total IRET revenues for the second quarter of Fiscal 2004 ended October 31, 2003, were $33,983,096 compared to $29,279,099 received in the second quarter of the prior fiscal year ended October 31, 2002.  This is an increase of $4,703,997, or 16%.  Total revenues for the first six months of Fiscal 2004 ended October 31, 2003, were $66,965,914 compared to $56,878,157 for the same period of the prior year, an increase of $10,087,757, or 18%.  These increases in revenue resulted primarily from the additional investments in real estate made by IRET as well as other factors shown by the following analysis for the first two quarters of Fiscal 2004:

	Increase in Total Revenue Three months ended October 31, 2003	Increase in Total Revenue Six months ended October 31, 2003
Rent from 64 properties acquired in Fiscal 2003 in excess of that received in 2003 from the same 64 properties	$4,241,177	$9,435,858
Rent from eight properties acquired in Fiscal 2004	1,142,222	1,176,481
Decrease in rental receipts and accruals on existing properties due to changes in scheduled rent and lease renewals/termination	(675),771	(514,496)
Decrease in ancillary income	(3,631)	(10,086)
Net increase in total revenue	$4,703,997	$10,0 87,757

The remainder of this page has been left blank intentionally.

Segment Expenses and Operating Profit
      The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the six months and three months ended October 31, 2003, as compared to the six months and three months ended October 31, 2002:

 Three Months Ended October 31

Commercial:	2003	2002	Change	%
Real Estate Revenue	$17,889,706	$13,960,169	$3,929,537	28.1
Expenses
Mortgage Interest	5,516,029	4,389,507	1,126,522	25.7
Depreciation	2,949,003	2,182,828	766,175	35.1
Utilities and Maintenance	2,732,781	1,915,832	816,949	42.6
Real Estate Taxes	2,402,069	1,582,371	819,698	51.8
Insurance	194,561	131,641	62,920	47.8
Property Management	717,792	491,961	225,831	45.9
Total Segment Expense	14,512,235	10,694,140	3,818,095	35.7
Segment Operating Profit	$3,377,471	$3,266,029	$111,442	3.4

Residential:	2003	2002	Change	%
Real Estate Revenue	$16,037,885	$15,259,794	$778,091	5.1
Expenses
Mortgage Interest	4,521,329	4,317,019	204,310	4.7
Depreciation	2,787,762	2,550,331	237,431	9.3
Utilities and Maintenance	3,091,845	2,933,498	158,347	5.4
Real Estate Taxes	1,781,756	1,698,406	83,350	4.9
Insurance	529,758	391,305	138,453	35.4
Property Management	1,701,955	1,533,073	168,882	11.0
Total Segment Expense	14,414,405	13,423,632	990,773	7.4
Segment Operating Profit	$1,623,480	$1,836,162	$(212,682)	(11.6)

 Six Months Ended October 31

Commercial:	2003	2002	Change	%
Real Estate Revenue	$36,040,106	$26,658,110	$9,381,996	35.2
Expenses
Mortgage Interest	10,978,618	8,374,796	2,603,822	31.1
Depreciation	5,925,139	4,075,677	1,849,462	45.4
Utilities and Maintenance	5,286,394	3,485,074	1,801,320	51.7
Real Estate Taxes	4,749,827	3,024,776	1,725,051	57.0
Insurance	373,357	245,000	128,357	52.4
Property Management	1,353,143	1,127,979	225,164	20.0
Total Segment Expense	28,666,478	20,333,302	8,333,176	41.0
Segment Operating Profit	$7,373,628	$6,324,808	$1,048,820	16.6

 Segment Expenses and Operating Profit - continued

 Six Months Ended October 31

Residential:	2003	2002	Change	%
Real Estate Revenue	$30,812,924	$30,097,077	$715,847	2.4
Expenses
Mortgage Interest	8,924,771	8,670,956	253,815	2.9
Depreciation	5,349,945	4,985,713	364,232	7.3
Utilities and Maintenance	5,987,536	5,678,617	308,919	5.4
Real Estate Taxes	3,441,116	3,379,833	61,283	1.8
Insurance	1,023,605	771,422	252,183	32.7
Property Management	3,269,635	2,977,256	292,379	9.8
Total Segment Expense	27,996,608	26,463,797	1,532,811	5.8
Segment Operating Profit	$2,816,316	$3,633,280	$(816,964)	(22.5)

Factors Impacting Net Income
      During the first three months and six months of Fiscal 2004 ended October 31, 2003, the same factors that combined to reduce our net income per share during the previous fiscal year continue to limit the growth of our total revenue and ultimately negatively impacted our net income per share:

  Increased Economic Vacancy & Concessions - During the second quarter of Fiscal 2004, vacancy levels continued to increase throughout our entire portfolio. Our stabilized apartment vacancy increased to 8.2% from 7.6% for the three months ended October 31, 2003 and 2002, respectively.  Likewise, vacancy levels at our stabilized commercial properties increased to 5.6% from 2.9% for the three months ended October 31, 2003 and 2002, respectively.  Our stabilized apartment vacancy increased to 8.9% from 8.0% for the six months ended October 31, 2003 and 2002, respectively.  Likewise, vacancy levels at our stabilized commercial properties increased to 5.5% from 2.9% for the six months ended October 31, 2003 and 2002, respectively.

Our residential vacancy increase on stabilized properties does not reflect the concessions, such as free rent, that have been granted to attract new tenants to our residential properties.  Our stabilized apartment concessions were $651,439 and $278,393 for the three months ended October 31, 2003 and 2002, respectively, an increase of 134%.  For the six months ended October 31, 2003 and 2002, respectively, our concessions were $1,208,264 compared to $589,939 for the same period in the prior years, an increase of 105%.

Our commercial vacancy levels are primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease.  As we previously reported to our shareholders, despite some positive economic developments, we have yet to see an increase in demand for apartments or for commercial space.  For the balance of fiscal 2004, we consider that demand for both commercial space and apartments will be further reduced by a general decline in overall rental activity due to winter.  Our expectation is that demand in IRET’s markets for both apartments and commercial space will continue to remain weak through the balance of fiscal 2004.  As a result, we do not expect our occupancy levels to improve or a reduction in the level of rent concessions during our fiscal 2004, which ends April 30, 2004.

  Increased Maintenance Expense - The maintenance expense category increased by $558,537, or 18.8% for the three months ended October 31, 2003, and $1,347,158, or 23.8%, for the six months ended October 31, 2003, as compared to the corresponding periods of Fiscal 2003.  Of the increased maintenance costs for the three months ended October 31, 2003, $669,693, or 119.9%, is attributable to the addition of new real estate.   Of this amount $413,211, or 61.7%, is recoverable from commercial tenants.  Existing real estate assets saw a decrease in maintenance costs of $111,156, or 19.9%.  Of the increased maintenance costs for the six months ended October 31, 2003, $1,196,722, or 88.8%, is attributable to the addition of new real estate.   Of  this amount, $874,352, or 73.1%, is recoverable from commercial tenants.  The remaining $150,436, or 11.2%, is due to increased costs for maintenance on existing real estate assets.
  Increased Utility Expense - The utility expense category increased by $416,759, or 22.1%, for the three months ended October 31, 2003, and $763,081, or 21.8%, for the six months ended October 31, 2003, as compared to the corresponding period of Fiscal 2003.  Of the increased utility costs for the three months ended October 31, 2003, $347,237, or 83.3%, is attributable to the addition of new real estate, while $69,522, or 16.7%, is due to increased costs for utilities on existing real estate assets.  Our Park Meadows and West Stonehill properties in St. Cloud, Minnesota, account for, respectively, $22,210, or 32%, and $31,145, or 45%, of the three months ended October 31, 2003, increased costs for utilities on existing real estate assets, because of significant water, sewer and garbage disposal rate increases imposed by the City of Cloud.  Of the increased utility costs for the six months ended October 31, 2003, $589,640, or 77.3%, is attributable to the addition of new real estate, while $173,441, or 22.7%, is due to increased costs for utilities on existing real estate assets.
  Increased Administrative and Operating Expense - Administrative and operating expenses increased by $272,439, or 28.1%, for the three months ended October 31, 2003, and $359,246, or 20.6%, for the six months ended October 31, 2003, as compared to the corresponding period of Fiscal 2003, primarily because of increased salary and other expense resulting from our merger with the T. F. James Company located in Minneapolis, Minnesota.  As a result of the merger, we opened an office in Minneapolis and acquired six additional employees.  In addition, the increase includes costs related to the 3.7 million shares issued during the three months ended October 31, 2003, and the Annual Meeting of the Shareholders in September, 2003.
  Increased Insurance Premiums - Insurance expense increased by $201,373, or 38.5%, for the three months ended October 31, 2003, and $380,540, or 37.4%, for the six months ended October 31, 2003, as compared to the corresponding period of Fiscal 2003.  Of the increased insurance costs for the three months ended October 31, 2003, $85,594, or 42.5%, is attributable to the addition of new real estate, while $115,779, or 57.5%, is due to increased premium costs for coverage on existing real estate assets. Of the increased insurance costs for the six months ended October 31, 2003, $150,809, or 39.6%, is attributable to the addition of new real estate while $229,731, or 60.4%, is due to increased costs for insurance on existing real estate assets.  Under the terms of most of our commercial leases, the full costs of insurance are paid by the tenant as additional rent. For our other real estate properties, any increase in our insurance costs must be collected from tenants in the form of a general rent increase.  While we continue to implement portfolio wide rent increases wherever possible, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased insurance costs. We expect our insurance expense to continue at its current level for the remaining six months of this fiscal year as well as for the next fiscal year.

  Increased Mortgage Interest Expense - Our mortgage debt increased $43,762,383, or 8.1%, to $583,159,585 as of October 31, 2003, as compared to April 30, 2003.  Our mortgage interest expense increased by $1,003,606, or 21.2%, for the three months ended October 31, 2003, and $2,857,637, or 16.8%, for the six months ended October 31, 2003.  Of the increased mortgage interest expense for the three months ended October 31, 2003, $1,609,992 is attributable to the addition of new real estate, while mortgage interest expenses on existing real estate assets declined by $279,160.  Of the increased mortgage interest expense for the six months ended October 31, 2003, $3,340,783 is attributable to the addition of new real estate, while mortgage interest expenses on existing real estate assets declined by $483,146.  Our overall weighted average interest rate on all outstanding mortgage debt is 7.44% as of October 31, 2003.
  Increased Minority Partnership Interests - In addition to the factors discussed above that have negatively impacted our earnings despite an overall increase in gross revenue, the increase in the number of limited partnership units (“UPREIT Units”) issued by the Operating Partnership has also impacted our net income.  Even though our real estate revenue increased by $4,707,628, or 16.1%, for the quarter ending October 31, 2003, and increased $10,097,843, or 17.8%, for the six months ending October 31, 2003, our net income decreased $453,170, or 14.8%, and $460,987, or 7.7%, respectively.  During the six months ending October 31, 2003, outstanding UPREIT Units in the Operating Partnership increased by 1,343,216 units. Under the terms of the Operating Partnership, each limited partner is entitled to an equal allocation of net income or net loss. We issue UPREIT Units in exchange for the contribution of an interest in real estate.  If capital gain income and the limited partnership ownership interest reflected as minority interests on the financial statements are excluded, the increase in net income is more closely related to the increase in revenue, as shown in the following chart.

For the Three Months Ended October 31	2003	2002	% Change

Net Income	$2,615,052	$3,068,222	(14.8%)
Add back portion allocated to:
Minority interests - other partnerships	12,217	180,291
Minority interests - operating partnerships	811,241	1,002,392
Add back Discontinued Operations	(104,124)	33,589
Subtract capital gain income	0	(52,774)	--
Income before gain (loss) on properties, minority interest and discontinued operations	$3,534,386	$4,231,720	(16.5%)

For the Six Months Ended October 31	2003	2002	% Change

Net Income	$5,535,236	$5,996,223	(7.7%)
Add back portion allocated to:
Minority interests - other partnerships	469,229	462,777
Minority interests - operating partnerships	1,652,291	2,019,414
Add back Discontinued Operations	(109,078)	84,587
Subtract capital gain income	0	(315,342)	--
Income before gain (loss) on properties, minority interest and discontinued operations	$7,547,678	$8,247,659	(8.5%)

Results on a "Stabilized Property" Basis
The following table presents results on a stabilized property basis for the three months and six months ended October 31, 2003, for multi-family residential and commercial properties. Property Segment Operating Profit should not be considered as an alternative to operating net income as determined in accordance with GAAP as a measure of IRET's performance.

For the Three Months Ended October 31	2003	2002	% Change

Multi-Family Residential
Real Estate Revenue	$14,860,130	$15,093,512	(1.5%	)
Expenses:
Utilities & Maintenance	2,865,791	2,897,446	(1.1%	)
Property Management	1,565,617	1,883,643	(16.9%	)
Real Estate Taxes	1,670,456	1,675,708	(0.3%	)
Insurance	463,586	365,049	27.0%
Mortgage Interest	4,333,696	4,310,997	0.5%
Total Expenses	10,899,146	11,132,843	(2.1%	)
Property Segment Operating Profit	$3,960,984	$3,960,669	0.0%

The remainder of this page has been intentionally left blank.

Results on a "Stabilized Property" Basis - continued

For the Three Months Ended October 31	2003	2002	% Change

Commercial
Real Estate Revenue	$12,126,300	$12,380,969	(2.1%	)
Expenses:
Utilities & Maintenance	1,685,353	1,678,639	0.4%
Property Management	463,863	436,925	6.2%
Real Estate Taxes	1,436,462	1,405,861	2.2%
Insurance	124,954	109,848	13.8%
Mortgage Interest	3,912,469	4,031,735	(0.5%	)
Total Expenses	$7,623,101	$7,663,008	(2.1%	)
Property Segment Operating Profit	4,503,199	4,717,961	(4.6%	)
Total Stabilized Segment Operating Profit	8,464,183	8,678,630
Reconciliation to Segment Operating Profit
Real Estate Revenue - Non-Stabilized	6,941,161	1,745,482
Expenses - Non-Stabilized
Utilities & Maintenance	(1,273,482)	(273,245)
Property Management	(390,267)	295,534
Real Estate Taxes	(1,076,907)	(199,208)
Insurance	(135,779)	(48,049)
Depreciation	(5,736,765)	(4,733,159)
Mortgage Interest	(1,791,193)	(363,794)
Total Segment Operating Profit	5,000,951	5,102,191

For the Six Months Ended October 31	2003	2002	% Change

Multi-Family Residential
Total Receipts	$29,465,768	$29,882,371	(1.4%	)
Expenses:
Utilities & Maintenance	5,714,837	5,629,165	1.5%
Property Management	3,109,582	3,322,723	(6.4%	)
Taxes	3,310,496	3,349,418	(1.2%	)
Insurance	927,171	730,628	26.9%
Mortgage Interest	8,660,373	8,633,330	0.3%
Total Expenses	21,722,459	21,665,264	0.3%
Property Segment Operating Profit	$7,743,309	$8,217,107	(5.8%	)

Results on a "Stabilized Property" Basis - continued

For the Six Months Ended October 31	2003	2002	% Change

Commercial
Total Receipts	$24,693,363	$24,548,504	0.6%
Expenses:
Utilities & Maintenance	3,471,519	3,204,415	8.3%
Property Management	952,971	1,060,525	(10.1%	)
Taxes	2,868,684	2,779,583	3.2%
Insurance	245,648	216,465	13.5%
Mortgage Interest	7,834,647	7,970,362	(1.7%	)
Total Expenses	$15,373,469	$15,231,350	0.9%
Property Segment Operating Profit	9,319,894	9,317,154	--
Total Stabilized Segment Operating Profit	17,063,203	17,534,261
Reconciliation to Segment Operating Profit
Real Estate Revenue - Non-Stabilized	12,693,899	2,324,312
Expenses - Non-Stabilized
Utilities & Maintenance	(2,087,574)	(330,111)
Property Management	(560,225)	278,013
Real Estate Taxes	(2,011,763)	(275,608)
Insurance	(224,143)	(69,329)
Depreciation	(11,275,084)	(9,061,390)
Mortgage Interest	(3,408,369)	(442,060)
Total Segment Operating Profit	10,189,944	9,958,088

Economic Occupancy Rates
      IRET monitors both physical vacancy rates and economic vacancy rates at each of its properties.  Physical vacancy for multi-family residential properties is calculated as the number of total habitable units that are vacant divided by the total number of units in the property.  Physical vacancy for commercial buildings is calculated as the total number of vacant square feet in a particular building, divided by the total number of square feet (vacant and occupied) in the building.  Economic vacancy is defined as total possible revenue less vacancy loss as a percentage of total possible revenue.  Total possible revenue is determined by valuing occupied units or square footage at contract rates, and vacant units or square footage at market rates.

The remainder of this page has been intentionally left blank.

      Economic occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented.  The following tables compare economic occupancy rates on a "stabilized property" basis for the three months and six months ended October 31, 2003 and 2002:

	Three Months Ended October 31			Six Months Ended October 31
	2003	2002	Percent Change	2003	2002	Percent Change
Residential	91.81%	92.42%	(0.6%)	91.07%	91.98%	(0.9%)
Commercial	94.40%	97.12%	(2.7%)	94.46%	97.12%	(2.7%)

 Credit Risk
      The following table lists our top ten commercial tenants on October 31, 2003, for all commercial properties owned by us.  No single tenant accounted for more than 10% of revenues from commercial properties during the second quarter of Fiscal 2004.

Lessee	Monthly Rent	% of Total Rental Income from Commercial Properties
Edgewood Living Communities, Inc.	$312,513	6.5%
Health East - Woodbury & Maplewood	159,720	3.3%
Microsoft - Great Plains	156,250	3.3%
Allina Health	155,970	3.3%
Northland Insurance Company	146,749	3.1%
Smurfit - Stone Container Corp.	128,305	2.7%
State of Idaho - Department of Health & Welfare	118,925	2.5%
Wilson’s the Leather Experts, Inc.	116,594	2.4%
Alliant Techsystems, Inc.	101,098	2.1%
Miracle Ear, Inc. & Miracle Ear Manufacturing Services, Inc.	97,163	2.0%
All Others	3,283,264	68.8%
Total Monthly Rent as of October 31, 2003	$4,776,551	100.0%

The remainder of this page has been intentionally left blank.

Property Acquisitions
      During the six months ended October 31, 2003, IRET acquired four commercial properties and four apartment complexes:

Commercial Property	Acquisition Cost
30,464 sq. ft. - Benton Business Park - Sauk Rapids, MN	$1,610,730
24,000 sq. ft. - West River Business Park - Waite Park, MN	1,509,276
213,271 sq. ft. - Buffalo Mall - Jamestown, ND	4,275,150
190,758 sq. ft. - Golden Hills Office Center - Golden Valley, MN	27,500,000
34,895,156
Apartments
240 units - Connelly Estates - Burnsville, MN	13,855,790
115 units - Remada Court Apartments - Eagan, MN	6,602,890
151 units - Winchester/Village Townhouses - Rochester, MN	8,903,810
160 units - Brookfield Village - Topeka, KS	7,252,607
36,615,097

Total Property Acquisitions	$71,510,253

      The four commercial properties were acquired in exchange for the issuance of 85,472 UPREIT Units with an agreed value of $580,437 plus $34,314,719 of cash and cash equivalents.

      These four apartment complexes were acquired in exchange for the issuance of 1,372,183 UPREIT Units with an agreed value of $13,535,779 plus $23,079,318 cash and cash equivalents.

 Funds From Operations
      IRET considers Funds from Operations ("FFO") a useful measure of performance for an equity REIT.  IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") in 1991, as clarified in 1995, 1999 and 2002.  NAREIT defines FFO to mean "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis."

       While IRET uses the NAREIT definition of FFO, the components of that definition in many cases require interpretation, and IRET accordingly has made certain interpretations in applying the definition.  In particular, in calculating FFO per share, IRET "adds back" to net income computed in accordance with GAAP the allocations made to limited partners, and divides this amount by the total number of IRET shares of beneficial interest and UPREIT Units outstanding.

       The NAREIT definition of FFO per share calculates FFO per common shareholder by dividing GAAP net income by the total number of common shares of beneficial interest outstanding, ignoring the UPREIT Units.  However, IRET considers that it is a more accurate measure of IRET’s performance to divide the net income amount by the sum of all outstanding shares of beneficial interest and UPREIT Units.  Under the partnership agreement pursuant to which IRET’s UPREIT Units are issued, UPREIT Unit-holders effectively have the same claim on the earnings and assets of IRET as do IRET’s shares of beneficial interest shareholders, and therefore IRET considers that the UPREIT Units also should be included with the shares of beneficial interest in calculating FFO per share.  To omit the UPREIT units in calculating FFO per share would, in IRET’s view, result in the net income amount being allocated across a misleadingly small number of shares, and could accordingly result in a misleadingly high FFO per share number.  IRET believes that, while this particular adjustment made by IRET in calculating FFO is not specifically provided for in the NAREIT definition, it is consistent with the definition.

      While FFO is widely used by REITs as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO in the same way.  Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies.

      FFO should not be considered as an alternative to net income as determined in accordance with GAAP as a measure of IRET’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report.   FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and is not necessarily indicative of sufficient cash flow to fund all of IRET’s needs or its ability to service indebtedness or make distributions.

      FFO for IRET for the three and six months ended October 31, 2003 increased to $9,118,445 and $18,458,979, respectively, compared to $8,826,235 and $16,899,097 for the comparable periods ended October 31, 2002, an increase of 3.3% and 9.2%, respectively.

      The calculation of FFO and reconciliation to GAAP net income available to common shareholders for the three and six months ended October 31, 2003 and 2002 are presented below:

	Three Months Ended October 31, 2003			Three Months Ended October 31, 2002

	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(4)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(4)

Net income	$2,615,052	38,326,707	$.07	$3,068,222	31,885,130	$.10

Adjustments:
Minority interest in earnings of Unit-holders	811,579	11,547,107		991,558	10,562,792
Depreciation and Amortization(1)	5,794,859			4,819,229
(Earnings)loss from depreciable property sales	(103,045)			(52,774)
Funds from operations applicable to all shareholders and unit-holders	$9,118,445	49,873,814	$.18	$8,826,235	42,447,922	$.21
Total distributions paid to shareholders/ unit-holders(3)	$7,633,423			$6,347,079

	Six Months Ended October 31, 2003			Six Months Ended October 31, 2002

	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(4)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(4)

Net income	$5,535,236	37,342,362	$.15	$5,996,223	31,141,311	$.19

Adjustments:
Minority interest in earnings of Unit-holders	1,654,074	10,848,136		1,991,239	9,901,272
Depreciation and Amortization(1)	11,372,714			9,226,977
(Earnings)loss from depreciable property sales	(103,045)			(315,342)
Funds from operations applicable to all shareholders and unit-holders	$18,458,979	48,190,498	$.38	$16,899,097	41,042,583	$.41
Total distributions paid to shareholders/ unit-holders(3)	$14,983,877			$12,692,151

(1) Depreciation on office equipment and other assets used by us are excluded.  Amortization of financing and other expenses are excluded, except for amortization of leasing commissions which is included.

(2)  UPREIT Units of the Operating Partnership are exchangeable for shares of beneficial interest on a one-for-one basis.

(3)  Cash distributions are paid equally on shares of beneficial interest and UPREIT Units.  It is our intent to distribute approximately 65.0% to 80.0% of FFO to our shareholders and the holders of UPREIT Units of the Operating Partnership

(4)  Net income is calculated on a per share basis.  Funds From Operations is calculated on a per share and unit basis.

 Distributions
      The following distributions per share and unit were paid during the six months ended October 31st of Fiscal year 2004 and 2003:

Date	2004	2003	Percent Change

July 1	$.1585	$.1540	2.9%
October 1.1590		.1560	1.9%
Total	$.3175	$.3100	$2.4%

Liquidity and Capital Resources
      The Company’s principal liquidity demands are distributions to the holders of the Company’s shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance for the properties, redemption of outstanding investment certificates, acquisition of additional properties, property development and debt repayments.

      The Company expects to meet its short-term liquidity requirements through net cash flows provided by its operating activities, and through draws from time to time on its unsecured lines of credit.  The Company considers its ability to generate cash to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the provisions of the Internal Revenue Code, as amended, applicable to REITs.

      As of October 31, 2003, the Company had three unsecured lines of credit in the amounts of $10 million dollars, $10 million dollars, and $4.4 million dollars from (1) Bremer Bank, (2) First Western Bank and Trust, and (3) First International Bank and Trust, respectively.  The Company had no outstanding balances under these lines of credit as of October 31, 2003.  Borrowings under the lines of credit bear interest currently at 4.00% which is (1) Bremer Financial Corporation Reference Rate, (2) highest New York Prime as published in the Wall Street Journal, and (3) highest New York Prime as published in the Wall Street Journal, respectively.  Accordingly, increases in interest rates will increase the Company’s interest expense on its lines of credit and as a result will affect the Company’s results of operations and financial condition.  The lines of credit expire on September 15, 2004, September 1, 2004, and December 12, 2003, respectively.

      To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company’s long-term debt, development and redevelopment costs and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, it intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of UPREIT Units, additional equity, proceeds from the Company’s Distribution Reinvestment Plan, proceeds from the sale of properties, and additional long-term secured or unsecured indebtedness.

      As of October 31, 2003, the Company has issued 3,758,793 shares of beneficial interest at $10.00 per share, for aggregate net proceeds, after offering costs and selling commissions, of approximately $33,320,000.  IRET plans to use the net proceeds from the offering for general business purposes, including the acquisition, development, renovation, expansion or improvement of income-producing properties.

      The Company’s sources and uses of cash for the six months ended October 31, 2003, compared to the six months ended October 31, 2002, are as follows:

Six Months Ended October 31, 2003
      Cash flows provided by operating activities of $12,729,682 were comprised of (i) income of $5,535,236, and (ii) adjustments for non-cash items of $13,882,625 partially offset by (iii) the net change in operating assets and liabilities of $6,688,179.  The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $11,759,636, and (ii) minority interest of $2,123,303.

      Net cash used in investing activities of $48,215,971 was primarily comprised of acquisition and improvements of properties of $47,678,715, and investment in loan receivable of $1,000,000.

      Net cash provided by financing activities of $41,765,102 was primarily comprised of (i) proceeds from borrowings of $54,887,261, (ii) proceeds from sale of shares $35,416,358,

partially offset by (iii) repayments of borrowings of $37,383,261, (iv) distributions paid to shareholders/unit holders of $9,814,602, (v) redemption of investment certificates of $940,838, and (vi) distributions to minority partners of $407,704.

Six Months Ended October 31, 2002
      Cash flow provided by operating activities of $16,703,247 was comprised of (i) income of $5,996,223, (ii) adjustments for non-cash items of $11,855,433, partially offset by (iii) the net change in operating assets and liabilities of $1,148,409.  The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $9,531,739, and (ii) minority interest of $2,454,016, partially offset by the loss on sale of properties of $315,342.

      Net cash used in investing activities of $37,515,845 was comprised of (i) acquisition and improvements on properties of $50,206,255, and (ii) purchase of marketable securities of $25,652,269, partially offset by (iii) proceeds from sale of marketable securities of $33,500,000, (iv) proceeds from notes receivable $3,500,000, (v) proceeds from sale of property of $1,003,004, and (vi) repayments on mortgage loans receivable of $372,631.

      Net cash provided by financing activities of $23,221,932 was primarily comprised of (i) the issuance of common shares of $31,663,100, (ii) notes and mortgages payable of $16,300,000, partially offset by (iii) redemption of investment certificates of $10,962,534, (iv) distributions paid to holders/unit holders of $8,250,366, (v) repayments of borrowings of $4,996,362, and (vi) distributions to minority partners of $522,379.

Financial Condition
      The important changes in IRET’s balance sheet during the six months of Fiscal 2004 ended October 31, 2003, were:

  Real Estate Owned  - Real estate owned increased to $999,792,737 at October 31, 2003, from the April 30, 2003 figure of $919,780,802.  The increase resulted primarily from the acquisition of additional investment properties net of dispositions as described below:

Acquired
Benton Business Park - Sauk Rapids, MN	$1,610,730
West River Business Park - Waite Park, MN	1,509,276
Connelly Estates - Burnsville, MN	13,855,790
Remada Court Apartments - Eagan, MN	6,602,890
Winchester/Village Townhouses - Rochester, MN	8,903,810
Brookfield Village - Topeka, KS	7,252,607
Buffalo Mall - Jamestown, ND	4,275,150
Golden Hills Office Center - Golden Valley, MN	27,500,000

Disposed
Interstate Bakery - St. Paul, MN	(320,000)

  Mortgage Loans Receivable - Mortgage loans receivable increased to $2,054,660 at October 31, 2003, from $1,182,940 at April 30, 2003.  This increase resulted from a construction loan to the tenant for an addition to Edgewood Vista facility in Virginia, MN, net of scheduled payments received, and a reclassification of an amount to other assets.
  Cash - Cash on hand on October 31, 2003, was $21,843,527 compared to $15,564,714 on April 30, 2002.  This increase was due primarily to cash flows from operations, refinancing, sale of shares, and new mortgage loans.

  Marketable Securities - During the six months ended October 31, 2003, IRET decreased its investment in marketable securities classified as available-for-sale to $2,703,032 from $3,077,260 on April 30, 2003.  This decrease was primarily due to the sale of marketable securities.

  Mortgages Payable - Mortgages payable on October 31, 2003, totaled $583,159,585, compared to $539,397,202 at April 30, 2003.  This increase resulted from refinancing of mortgages and the placement of new mortgages.  The weighted average interest rate payable on the outstanding indebtedness on October 31, 2003, was 7.44%.

  Investment Certificates - Investment Certificates outstanding on October 31, 2003, totaled $8,263,005, compared to $9,034,696 on April 30, 2003.  This decrease resulted from the redemption of maturing investment certificates during the six months ended October 31, 2003.

  Operating Partnership Units - Outstanding UPREIT Units in the Operating Partnership increased to 11,549,252 Units on October 31, 2003, as compared to the 10,206,036 Units outstanding on April 30, 2003.  The increase resulted primarily from the issuance of additional UPREIT Units to acquire the Benton Business Park, West River Business Park, Connelly Estates, Remada Court Apartments, Winchester and Village Townhouses, and Brookfield Village.
  Shares of Beneficial Interest - Shares of beneficial interest outstanding on October 31, 2003, totaled 40,595,779, as compared to 36,166,351 shares outstanding on April 30, 2003.  This increase in shares outstanding was primarily due to the issuance of 3,758,793 shares of beneficial interest gross proceeds of $35,416,358, and the issuance of shares pursuant to our distribution reinvestment plan consisting of 272,035 shares issued on July 1, 2003, and 276,775 on October 1, 2003, for total proceeds of $5,169,275, and UPREIT conversions of 114,439 for $929,899 in shareholder' equity.

Pending Acquisitions and Dispositions
      As of October 31, 2003, IRET was a party to purchase agreements to acquire two commercial properties for purchase prices totaling approximately $25,932,000.  The Company will finance approximately $16,855,000 of the total purchase price for these two properties with bank or other financial institution loans, and will require approximately $9,076,000 in cash to close these acquisitions. Also as of October 31, 2003, IRET was a party to contracts to sell four properties and a parcel of vacant land, for sale prices totaling $3,286,420.  The Company expects to complete these pending acquisitions and dispositions over the next several months; however, the purchase or sale of each of these properties is subject to the Company’s or the buyer’s completion of due diligence and the satisfaction of other customary closing conditions, and there can be no assurance that any or all of these pending acquisitions and dispositions will be completed.

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

We primarily use long-term (more than nine years) and medium-term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of October 31, 2003, we had the following amount of future principal payments on mortgages secured by our real estate:

Long Term Debt	2004	2005	2006	2007	2008	Thereafter	Total
Fixed Rate	$12,434,124	$16,944,122	$14,453,093	$17,097,194	$36,571,938	$458,354,753	$555,855,224
Variable Rate	938,911	1,970,673	3,785,189	2,016,727	2,070,661	16,522,200	27,304,361
							$583,159,585	(1)

(1)   The weighted average interest rate as of October 31, 2003, was 7.44%. Any fluctuations on the variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $27,304,361  of variable rate indebtedness would increase our annual interest expense by $273,044.

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

The remainder of this page has been left blank intentionally.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      In the course of our operations, we become involved in litigation.  At this time, we know of no pending or threatened proceedings that would have a material impact upon us.

Item 2.  Changes in Securities and Use of Proceeds.

      At the Company’s Annual Meeting of Shareholders on September 23, 2003, the Company’s shareholders approved the adoption of the Articles of Amendment and Third Restated Declaration of Trust, which, among other things, incorporates modified provisions regarding the capitalization of the Company and regarding transfer restrictions and ownership limitations on the Company’s shares of beneficial interest.  The Articles of Amendment and Third Restated Declaration of Trust were filed with the SEC on August 13, 2003, with the Company’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders.

Items 3 and 5 are not applicable and have been omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Company’s Annual Meeting of Shareholders, held on September 23, 2003, the following action was taken:

      The shareholders elected the nine individuals nominated to serve as trustees of the Company until the 2004 Annual Meeting or until the election and qualification of their successors, as set forth in Proxy Item No. 1 in the Company’s Notice of the Annual Meeting and the Proxy Statement relating to the Annual Meeting.  The nine individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

Trustees	For	Withheld
John F. Decker	29,062,235	909,367
Daniel L. Feist	29,644,484	327,118
Steven B. Hoyt	27,988,900	1,982,702
Charles Wm. James	27,959,996	1,998,791
Patrick G. Jones	29,673,566	298,036
Timothy P. Mihalick	28,036,721	1,933,830
Jeffrey L. Miller	29,677,811	293,791
Stephen L. Stenehjem	29,656,256	315,347
Thomas A. Wentz, Jr.	27,866,576	2,105,026

      The shareholders approved the proposal to adopt the Articles of Amendment and Third Restated Declaration of Trust, as set forth in Proxy Item No. 2 in the Company’s Notice of the Annual Meeting and the Proxy Statement relating to the Annual Meeting.  The shareholders approved the proposal with 19,886,136 votes for, 3,309,705 votes against and 356,302 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit No.	Description
3(ii)	Second Restated Trustees’ Regulations (Bylaws), as adopted on September 24, 2003.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K during the quarter ended October 31, 2003:  During the quarter ended October 31, 2003, the Company did not file any current reports on Form 8-K.

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

 Date:  December 15, 2003