Form 10-Q
period 2004-01-31
INVESTORS REAL ESTATE TRUST
filed 2004-03-15
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2004

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of	45-0311232 (I.R.S. Employer
incorporation or organization)	Identification No.)

Post Office Box 1988
12 South Main Street
Minot, ND	58702-1988
(Address of principal executive offices)	(Zip code)

(701) 837-4738
(Registrant’s telephone number, including area code)

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

Yes  |X|    No  |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  |X|    No  |_|

        Registrant is a North Dakota Real Estate Investment Trust. As of March 8, 2004, it had 41,128,623 shares of beneficial interest outstanding.

PART I

Item 1. Financial Statements — Third Quarter – Fiscal 2004

INVESTORS REAL ESTATE TRUST CONSOLIDATED FINANCIAL STATEMENTS BALANCE SHEETS

	(unaudited)
ASSETS	January 31, 2004	April 30, 2003
Real Estate Investments
Property Owned	$ 1,025,911,398	$ 919,780,802
Less Accumulated Depreciation/Amortization	(92,900,256)	(75,638,772)

	933,011,142	844,142,030
Mortgage Loans Receivable	3,696,495	1,182,940

Total Real Estate Investments	936,707,637	845,324,970

OTHER ASSETS
Cash	22,426,344	15,564,714
Marketable Securities - Available for Sale	2,710,111	3,077,260
Rent Receivable, Net of Allowance	5,510,035	4,604,150
Real Estate Deposits	2,637,543	353,600
Prepaid Expenses and Other Assets	2,627,967	1,086,620
Tax, Insurance and Other Escrow	11,460,302	7,433,923
Deferred Charges and Leasing Costs	6,151,524	4,706,393
Property & Equipment, Net	2,265,159	2,088,074
Goodwill	1,440,817	1,440,817

TOTAL ASSETS	$ 993,937,439	$ 885,680,521

LIABILITIES
Accounts Payable, Accrued Expenses and Other Liabilities	$ 18,923,487	$ 16,638,506
Notes Payable	0	11,247,531
Mortgages Payable	610,895,274	539,397,202
Investment Certificates Issued	7,592,163	9,034,696

Total Liabilities	637,410,924	576,317,935
COMMITMENTS AND CONTINGENCIES (NOTE 7)

MINORITY INTEREST IN PARTNERSHIPS	16,734,108	14,224,628

MINORITY INTEREST OF UNIT HOLDERS IN
OPERATING PARTNERSHIP
11,382,713 units on 1/31/04
10,206,036 units on 04/30/03	89,524,443	80,376,853
SHAREHOLDERS’ EQUITY
Shares of Beneficial Interest
41,026,126 on 1/31/04
36,166,351 on 04/30/03	286,185,826	240,645,207
Accumulated Distributions in Excess of Net Income	(35,917,862)	(25,884,102)

Total Shareholders’ Equity	250,267,964	214,761,105

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 993,937,439	$ 885,680,521

The accompanying notes are an integral part of these consolidated financial statements. 3
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) For the Three Months and Nine Months ended January 31, 2004 and 2003

	Three Months Ended January 31		Nine Months Ended January 31
	2004	2003	2004	2003

REVENUE
Real Estate Rentals	$30,154,558	$26,020,138	$87,242,357	$75,963,679
Tenant Reimbursements	5,379,127	3,963,481	14,979,125	10,608,511
Discounts and Fees	65,909	42,446	178,794	165,416

Total Revenue	35,599,594	30,026,065	102,400,276	86,737,606

OPERATING EXPENSE
Interest	11,275,324	9,393,811	31,794,065	26,981,472
Depreciation	6,149,690	4,901,409	17,472,487	13,984,986
Utilities	2,456,830	1,887,884	6,707,386	5,375,762
Maintenance	3,695,713	3,136,737	10,707,549	8,802,444
Taxes	4,451,662	3,485,002	12,635,321	9,885,736
Insurance	759,959	544,016	2,155,265	1,559,386
Property Management Expenses	2,320,556	1,988,820	6,612,037	5,847,158
Property Management Related Party	248,027	126,194	577,672	371,634
Administrative Expense	726,396	461,197	1,942,260	1,359,360
Advisory and Trustee Services	22,825	28,100	79,800	85,156
Operating Expenses	278,619	257,258	810,013	747,107
Amortization	385,338	188,036	757,970	471,245
Amortization of Related Party Costs	17,762	10,329	51,225	22,916

Total Operating Expense	32,788,701	26,408,793	92,303,050	75,494,362

Operating Income	2,810,893	3,617,272	10,097,226	11,243,244

Non-Operating Income	104,924	149,647	290,396	688,127

Income Before Gain/Loss on
Investment and Minority Interest	2,915,817	3,766,919	10,387,622	11,931,371
Gain on Sale of Investment	13,194	0	13,194	315,342
Minority Interest Portion of Other
Partnerships’ Income	(129,062)	(210,773)	(598,292)	(673,551)
Minority Interest Portion of Operating
Partnership Income	(701,603)	(867,727)	(2,336,646)	(2,866,381)

Income From Continuing Operations	2,098,346	2,688,419	7,465,878	8,706,781
Discontinued Operations, net	390,845	(237,096)	558,549	(259,236)

Net Income	$2,489,191	$2,451,323	$8,024,427	$8,447,545

Net Income Per Share (basic and diluted)	$.06	$.08	$.21	$.27

The accompanying notes are an integral part of these consolidated financial statements. 4
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) For the Nine Months ended January 31, 2004 and 2003

	Nine Months Ended January 31
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,024,427	$8,447,545
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	18,315,967	14,703,500
Minority interest portion of income	2,951,589	3,456,178
Gain on sale of investments	(515,504)	(164,169)

Capitalized Interest Income	(122,656)	(28,812)
Interest reinvested in investment certificates	253,666	311,812
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	(3,674,217)	224,560
(Increase) decrease in other assets	(1,358,593)	2,723,757
(Increase) decrease in rent receivable	(905,885)	(1,206,764)
(Increase) decrease in tax, insurance and other escrow	(3,934,426)	(1,774,591)
(Increase) decrease in deferred charges	(1,928,726)	(1,682,786)
Increase (decrease) in accounts payable & accrued expenses	780,839	11,507,848

Net cash provided by operating activities	$17,886,481	$36,518,078

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	$15,367,149	$43,100,000
Proceeds from notes receivable	0	3,500,000
Proceeds from sale of property	3,210,962	1,766,637
Principal payments on mortgage loans receivable	38,779	959,797
Payments for acquisition and improvements of properties	(68,376,954)	(65,807,793)
Purchase of marketable securities - available-for-sale	(15,000,000)	(35,670,897)
Investment in mortgage loan receivable	(2,587,432)	(2,082,957)

Net cash used for investing activities	$(67,347,496)	$(54,235,213)

continued The remainder of this page has been left blank intentionally. 5
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Nine Months Ended January 31
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of shares, net of issue costs	$35,563,069	$31,678,318
Proceeds from mortgages payable	93,044,396	35,825,000
Proceeds from notes payable	10,851	0
Repurchase of shares and minority interest units	(11,687)	(20,923)
Distributions paid to shareholders	(10,968,116)	(8,505,976)
Distributions paid to unit-holders of operating partnership	(4,692,767)	(4,096,283)
Distributions paid to other minority partners	(789,846)	(729,872)
Redemption of investment certificates	(1,696,199)	(13,700,055)
Principal payments on mortgages payable	(42,878,674)	(17,136,448)
Principal payments on notes payable	(11,258,382)	0

Net cash provided by financing activities	56,322,645	23,313,761

NET INCREASE (DECREASE) IN CASH	6,861,630	5,596,626

CASH AT BEGINNING OF PERIOD	15,564,714	12,333,426

CASH AT END OF PERIOD	$22,426,344	$17,930,052

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD

Distribution reinvestment plan	$7,642,480	$6,889,638
Assumption of debt of sold property by the buyer	0	1,006,454
Properties acquired through the issuance of minority
interest units in the operating partnership	14,386,226	8,860,420
Interest reinvested directly in investment certificates	253,666	311,812
Operating Partnership units converted to shares	2,346,757	2,427,160
Real estate investment acquired through assumption of
mortgage loans payable and accrual of costs	21,332,350	27,803,654
Minority partner interest in IRET-BD	0	1,486,108
Minority partner interest in Golden Hills	1,293,640	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest paid on mortgages	$30,075,737	$26,314,320
Interest paid on investment certificates	311,470	782,334
Interest paid on margin account and other	902,445	0

	$31,289,652	$27,096,654

The accompanying notes are an integral part of these consolidated financial statements. 6
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY For the Nine Months ended January 31, 2004 (unaudited)

	NUMBER OF SHARES	SHARES OF BENEFICIAL INTEREST	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY

Balance May 1, 2003	36,166,351	$240,645,207	$(25,884,102)	$—	$214,761,105
Comprehensive Income
Net income			8,024,427		8,024,427

Total comprehensive income					$8,024,427
Distributions			(18,058,187)		(18,058,187)
Distribution reinvestment plan	797,874	7,642,480	7,642,480
Sale of shares	4,063,037	37,909,826			37,909,826
Fractional shares repurchased	(1,136)	(11,687)	—	—	(11,687)

Balance January 31, 2004	41,026,126	$286,185,826	$(35,917,862)	$—	$250,267,964

The accompanying notes are an integral part of these consolidated financial statements. The remainder of this page has been left blank intentionally. 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended January 31, 2004 and 2003 (unaudited)

Note 1 — Organization

        Investors Real Estate Trust (“IRET”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s residential apartment communities and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan, Washington and Wisconsin. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

        All references to IRET or the Company refer to Investors Real Estate Trust and its consolidated subsidiaries.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest.

        The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 78.3% and 78.0%, respectively, as of January 31, 2004, and April 30, 2003. Such interest has been calculated as the percentage of outstanding common shares of beneficial interest of IRET divided by the total outstanding common shares of beneficial interest and Operating Partnership units (“UPREIT Units”) outstanding. The remaining ownership percentage is reflected as Minority Interest of Unit Holders in Operating Partnership in these consolidated financial statements. The limited partners have exchange rights that enable them to cause the Operating Partnership to exchange their UPREIT Units for cash, or, at the option of the Company, for shares of beneficial interest, on a one-for-one basis. The exchange may, generally, be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the UPREIT Units (provided, however, that not more than two exchanges may occur during each calendar year, and each limited partner may not exercise the exchange for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

Note 2 — continued

        The consolidated financial statements also include the ownership by the Operating Partnership of: (1) a 60.31% ownership interest in Minnesota Medical Investors LLC, SMB Operating Company LLC, and SMB MM LLC, collectively known as Southdale Medical Center; (2) a 51% ownership interest in Mendota Properties, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in Mendota Office Holding LLC, a Minnesota limited liability company, and Mendota Office Three and Four, LLC, a Minnesota limited liability company, which are the owners of five multi-tenant commercial real estate properties in Dakota County, Minnesota, (3) a 51% ownership interest in IRET-BD, LLC, a Minnesota limited liability company, the holder of all of the issued and outstanding membership interests in IRET — DMS, LLC and IRET — Brenwood, LLC, which are the owners of a warehouse facility in Des Moines, Iowa and a four-building office complex in Minnetonka, Minnesota, respectively, (4) a 90% ownership in IRET-Golden Jack, LLC, a Delaware limited liability company, which owns a 190,758 square foot multi-tenant commercial office building in Golden Valley, MN, known as Golden Hills Office Center, and (5) a 51% ownership interest in IRET-1715 YDR, LLC, a Minnesota Limited Liability Corporation, which owns a 106,207 square foot multi-tenant commercial office building in Eagan, MN, known as TCA Office Building. These companies are consolidated into IRET’s financial statement with minority interests reflecting the minority partners’ share of ownership and net income.

        All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

Unaudited Interim Financial Statements

        The interim consolidated financial statements of IRET have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods have been included.

        The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003, filed with the SEC.

Note 2 — continued

Reclassifications

        Certain reclassifications have been made to the consolidated financial statements for the nine months ended January 31, 2003, to conform to the classifications used in the nine months ended January 31, 2004. The reclassifications had no effect on net income, retained earnings, or cash flows as previously reported.

Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and the initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company’s financial statements.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN 46 was effective immediately for variable interest entities created after January 31, 2003. The adoption of FIN No. 46 did not have a material effect on the financial statements.  On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46(R)”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of  FIN No. 46(R) will be applied on March 31, 2004. The Company does not anticipate that the adoption of FIN No. 46(R) will result in the Company consolidating variable interest entities or providing disclosures on variable interest entities.

        In May, 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on August 1, 2003 and the adoption did not have a significant impact on the Company’s financial statements.

Note 3 — Goodwill

        There was no change in the carrying amount of goodwill for the nine months ended January 31, 2004. Goodwill is tested on an annual basis the first day of each fiscal year, and any impairment adjustments are reflected at that time. SFAS No. 142 has no significant impact on IRET’s net income or earnings per share when comparing the nine months ended January 31, 2004, to January 31, 2003.

Note 4 — Earnings Per Share

        Earnings per share (“EPS”) is computed as net income available to common shareholders divided by the weighted average number of common shares of beneficial interest outstanding for the period. The Company has no outstanding warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares of beneficial interest that would result in a dilution of earnings.

        The exchange of outstanding UPREIT Units for common shares of beneficial interest would have no effect on EPS as unit-holders and shareholders presently share equally in the net income of the Operating Partnership.

        The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three months and nine months ended January 31, 2004, and 2003, as required by SFAS No. 128, “Earnings per Share.”

	Three Months Ended January 31		Nine Months Ended January 31
	2004	2003	2004	2003

NUMERATOR
Income from continuing operations	$2,098,346	$2,688,419	$7,465,878	$8,706,781
Gain (Loss) from discontinued
Operations	390,845	(237,096)	558,549	(259,236)

Net Income	$2,489,191	$2,451,323	$8,024,427	$8,447,545

DENOMINATOR
Weighted average shares	40,734,571	32,186,651	38,473,098	31,489,758

Earnings per share from continuing operations	$.05	$.08	$.19	$.28
Earnings per share from discontinued operations	.01	.00	.02	(.01)

Net income per share (basic and diluted)	$.06	$.08	$.21	$.27

Note 5 — Shareholders’ Equity

        During the three months ended January 31, 2004, we issued 249,064 shares pursuant to our distribution reinvestment plan, for total proceeds of $2,473,205. In addition, as of January 31, 2004, 280,978 UPREIT units have been converted to shares during fiscal year 2004, with a total value of $2,346,757 included in shareholders’ equity.

Note 6 — Segment Reporting

        IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment. Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the majority of the aggregation criteria under SFAS 131. IRET’s operating segments are aggregated and classified as multi-family residential and commercial properties for purposes of producing reportable segments. The revenues, profit (loss) and assets for both of these reportable segments are summarized as follows as of and for the three and nine-month periods ended January 31, 2004 and 2003, along with reconciliations to the consolidated financial statements:

Three Months Ended January 31, 2004

	Commercial	Multi-Family Residential	Total

Real Estate Revenue	$19,571,513	$15,962,172	$35,533,685

Expenses
Mortgage Interest	5,797,411	4,700,209	10,497,620
Depreciation and Amortization	3,476,401	2,785,325	6,261,726
Utilities and Maintenance	3,050,560	3,101,983	6,152,543
Real Estate Taxes	2,655,238	1,796,424	4,451,662
Insurance	224,712	535,247	759,959
Property Management	856,618	1,711,965	2,568,583

Total Segment Expense	16,060,940	14,631,153	30,692,093

Segment Operating Profit	3,510,573	$1,331,019	$4,841,592

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$170,833
Other Interest Expense			(777,704)
Depreciation - Furniture and Fixtures			(39,457)
Administrative, Advisory and Trustee Fees			(749,221)
Operating Expenses			(278,619)
Amortization			(251,607)

Income Before Gain/Loss on Investment
and Minority Interest			$2,915,817

The remainder of this page has been intentionally left blank. 12
Note 6 — continued

Three Months Ended January 31, 2003

	Commercial	Multi-Family Residential	Total

Real Estate Revenue	$15,068,193	$14,915,426	$29,983,619

Expenses
Mortgage Interest	4,807,178	4,348,581	9,155,759
Depreciation and Amortization	2,349,921	2,530,570	4,880,491
Utilities and Maintenance	2,231,890	2,792,731	5,024,621
Real Estate Taxes	1,794,304	1,690,698	3,485,002
Insurance	148,335	395,681	544,016
Property Management	583,890	1,531,124	2,115,014

Total Segment Expense	11,915,518	13,289,385	25,204,903

Segment Operating Profit	$3,152,675	$1,626,041	$4,778,716

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$192,093
Other Interest Expense			(238,052)
Depreciation - Furniture and Fixtures			(20,918)
Administrative, Advisory and Trustee Fees			(489,297)
Operating Expenses			(257,258)
Amortization			(198,365)

Income Before Gain/Loss on Investment
and Minority Interest			$3,766,919

Nine Months Ended January 31, 2004

	Commercial	Multi-Family Residential	Total

Real Estate Revenue	$55,489,524	$46,731,958	$102,221,482

Expenses
Mortgage Interest	16,915,578	13,619,802	30,535,380
Depreciation and Amortization	9,377,541	8,130,345	17,507,886
Utilities and Maintenance	8,335,789	9,079,146	17,414,935
Real Estate Taxes	7,401,656	5,233,665	12,635,321
Insurance	597,466	1,557,799	2,155,265
Property Management	2,209,762	4,979,947	7,189,709

Total Segment Expense	44,837,792	42,600,704	87,438,496

Segment Operating Profit	$10,651,732	$4,131,254	$14,782,986

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$469,190
Other Interest Expense			(1,258,685)
Depreciation - Furniture and Fixtures			(116,094)
Administrative, Advisory and Trustee Fees			(2,022,060)
Operating Expenses			(810,013)
Amortization			(657,702)

Income Before Gain/Loss on Investment
and Minority Interest			$10,387,622

13
Note 6 — continued

Nine Months Ended January 31, 2003

	Commercial	Multi-Family Residential	Total

Real Estate Revenue	$41,600,984	$44,971,206	$86,572,190

Expenses
Mortgage Interest	13,146,340	13,014,359	26,160,699
Depreciation and Amortization	6,404,412	7,511,363	13,915,775
Utilities and Maintenance	5,716,964	8,461,242	14,178,206
Taxes	4,819,078	5,066,658	9,885,736
Insurance	393,335	1,166,051	1,559,386
Property Management	1,711,870	4,506,922	6,218,792

Total Segment Expense	32,191,999	39,726,595	71,918,594

Segment Operating Profit	$9,408,985	$5,244,611	$14,653,596

Reconciliation to consolidated operations:
Interest Discounts and Fee Revenue			$853,543
Other Interest Expense			(820,773)
Depreciation - Furniture and Fixtures			(69,211)
Administrative, Advisory and Trustee Fees			(1,444,516)
Operating Expenses			(747,107)
Amortization			(494,161)

Income Before Gain/Loss on Investment
and Minority Interest			$11,931,371

Segment Assets and Accumulated Depreciation

January 31, 2004

	Commercial	Multi-Family Residential	Total

Segment Assets
Property Owned	$586,297,607	$439,613,791	$1,025,911,398
Less Accumulated Depreciation/Amortization	(34,271,209)	(58,629,047)	(92,900,256)

Total Property Owned	$552,026,398	$380,984,744	$933,011,142

April 30, 2003

	Commercial	Multi-Family Residential	Total

Segment Assets
Property Owned	$520,864,186	$398,916,616	$919,780,802
Less Accumulated Depreciation/Amortization	(25,086,219)	(50,552,553)	(75,638,772)

Total Property Owned	$495,777,967	$348,364,063	$844,142,030

14

Note 7 — Commitments and Contingencies

        Litigation — IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s financial statements.

        Insurance — IRET carries insurance coverage on its properties of types and in amounts that the Company believes are customarily obtained by owners of similar properties.

        Purchase Options — The Company has granted options to purchase certain Company properties to various parties. The options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. The total property cost of the eighteen properties subject to purchase options is $72,856,342. The cost to the option holder to purchase a property will be determined at the time the option is exercised.

        Real Estate Expansions and Development; Tenant Improvements — As of January 31, 2004, IRET has three material commitments to provide funds for the expansion and development of property. These commitments include: a $5.1 million expansion to the Edgewood Vista facility in Virginia, MN (as of January 31, 2004, $3.2 million of this commitment has been funded); a construction loan in the amount of $3.6 million to complete the construction of the Nebraska Orthopaedic Facility in Omaha, NE (as of January 31, 2004, $335,000 has been funded); and construction of three thirty-six unit apartment buildings in Grand Forks, ND, for a total cost of $8.4 million, with $200,000 funded as of January 31, 2004.

        IRET had outstanding total contractual commitments of $14.0 million relating to property expansion, developments and tenant improvements in progress as of January 31, 2004 (inclusive of the three commitments listed above).

        Environmental Matters — Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under property. IRET has no knowledge of any violation of environmental laws, ordinances or regulations at any of its properties.

The remainder of this page has been intentionally left blank.

Note 8 — Discontinued Operations

Below is a summary of the results of operations of properties disposed of through their respective disposition dates:

	Three Months Ended January 31		Nine Months Ended January 31
	2004	2003	2004	2003

REVENUE
Real Estate Rentals	$7,206	$270,812	$183,470	$988,841
Tenant Reimbursements	0	782	0	4,883
Discounts and Fees	0	67	0	251

Total Revenue	7,206	271,661	183,470	993,975

OPERATING EXPENSE
Interest	7,048	246,859	46,624	543,294
Depreciation	3,541	71,988	34,285	224,353
Utilities & Maintenance	5,521	70,388	17,058	244,197
Taxes	1,459	17,722	8,743	88,217
Insurance	171	8,621	1,952	26,735
Property Management Expenses	265	18,345	1,918	58,996

Total Operating Expense	18,005	433,923	110,580	1,185,792

Income (Loss) Before Gain (Loss) on
Investment and Minority Interest	$(10,799)	(162,262)	72,890	(191,817)
Minority Interest Portion of
Operating Partnership Income (Loss)	2,379	76,339	(16,651)	83,754

Gain (Loss) from Operations	(8,420)	(85,923)	56,239	(108,063)
Gain (Loss) on Sale of Discontinued
Operations	399,265	(151,173)	502,310	(151,173)

Discontinued Operations, Net	$390,845	$(237,096)	$558,549	$(259,236)

The remainder of this page has been intentionally left blank. 16

Note 9 — Acquisitions and Dispositions

        During the three months ended January 31, 2004, IRET acquired two commercial properties, and sold three commercial properties and one apartment complex. For the nine months ended January 31, 2004, IRET has acquired in total six commercial properties and four apartment complexes, and has sold in total four commercial properties and one apartment property:

Acquisitions

Acquisition Cost
Commercial Property
30,464 sq. ft. - Benton Business Park - Sauk Rapids, MN	$1,610,730
24,000 sq. ft. - West River Business Park - Waite Park, MN	1,509,276
213,271 sq. ft. - Buffalo Mall - Jamestown, ND	4,275,150
190,758 sq. ft. - Golden Hills Office Center - Golden Valley, MN	27,500,000
106,207 sq. ft. - Transport Corporation of America Office Building - Eagan, MN	13,000,000
175,610 sq. ft. - Brown Deer Road Office Building - Milwaukee, WI	13,500,000

61,395,156
Apartments
240 units - Connelly Estates - Burnsville, MN	13,855,790
115 units - Remada Court Apartments - Eagan, MN	6,602,890
151 units - Winchester/Village Townhouses - Rochester, MN	8,903,810
160 units - Brookfield Village - Topeka, KS	7,252,607

36,615,097

Total Property Acquisitions	$98,010,253

        The six commercial properties were acquired in exchange for the issuance of 85,472 UPREIT Units with an agreed value of $850,447, plus $60,544,709 of cash and cash equivalents.

        The four apartment complexes were acquired in exchange for the issuance of 1,372,183 UPREIT Units with an agreed value of $13,535,779 plus $23,079,318 cash and cash equivalents.

Dispositions

        On August 22, 2003, IRET sold a 6,225 square foot commercial building, known as Interstate Bakery, in St. Paul, MN. The sales price was $420,000, with an approximate gain on sale of $103,000. On November 6, 2003, IRET sold an 11,800 square foot commercial building known as Edgewood Vista, in Billings, MT. The sales price was $1,100,710 with an approximate gain on sale of $160,000. Also on November 6, 2003, IRET sold an 11,800 square foot commercial building known as Edgewood Vista, in Sioux Falls, SD. The sales price was $1,100,710, with an approximate gain on sale of $165,000. On November 12, 2003, IRET sold a 20 unit apartment complex known as Royal Suites, one of the Magic City Apartment complexes, in Minot, ND. The sales price was $410,000, with an approximate gain on sale of $45,600. On December 31, 2003, IRET sold a 3,575 square foot Tom Thumb grocery store in Sauk Rapids, MN. The sales price was $275,000, with an approximate gain on sale of $28,000. All of these dispositions were cash sales. IRET used the proceeds to participate in a deferred exchange transaction under Section 1031 of the Internal Revenue Code.

Note 10 — Subsequent Events

Pending Acquisition

        In February 2004 we signed a purchase agreement to acquire a portfolio of 15 commercial and medical properties located primarily in Duluth, Minnesota and the surrounding area. We agreed to pay approximately $66,950,000 for this portfolio. We expect to finance approximately $43,517,500 of the total purchase price for these properties with bank or other financial institution loans, and will require approximately $23,432,500 in cash to close this acquisition. While we expect to close this acquisition in the next several months, the purchase of these properties is subject to the satisfactory completion of due diligence and the satisfaction of other customary closing conditions, and there can be no assurance that this acquisition will be completed.

Tom Thumb Bankruptcy

        On March 9, 2004, Tom Thumb Food Markets Inc. filed a Chapter 7 bankruptcy petition with the U.S. Bankruptcy Court in Minneapolis. We currently own 18 properties in Minnesota that were operated as Tom Thumb convenience stores, in which we had invested a gross total of $8,465,000. Monthly rents payable to us under the leases in place in respect of these 18 properties are approximately $42,000, or $503,000 on an annualized basis. Rental revenues from these 18 properties comprised 0.9% of our total rental income from commercial properties during the third quarter of Fiscal 2004. In addition, as of March 5, 2004, we were owed approximately $156,000 in delinquent rent and real estate taxes in respect of these 18 properties. We are monitoring this situation closely and will take appropriate steps available to us to protect our interests.

The remainder of this page has been left blank intentionally.

Item 2. Management’s Discussion and Analysis of Financial Condition andResults
             of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report, as well as the Company’s audited financial statements for the year ended April 30, 2003, which financial statements were attached to the Company’s Form 10-K filed with the Securities and Exchange Commission.

        Forward Looking Statements — Certain matters included in this discussion are forward looking statements within the meaning of the federal securities laws. Although we believe that the expectations reflected in the following statements are based on reasonable assumptions, we can give no assurance that the expectations expressed will actually be achieved. Many factors may cause actual results to differ materially from our current expectations, including general economic conditions, local real estate conditions, the general level of interest rates and the availability of financing, timely completion and lease-up of properties under construction and various other economic risks inherent in the business of owning and operating investment real estate.

        Critical Accounting Policies — In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 2 to the consolidated financial statements in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, on file with the Securities and Exchange Commission.

        Real Estate — Real estate is carried at cost, net of accumulated depreciation and amortization. As of January 31, 2004, the Company’s carrying amount of its real estate, net of accumulated depreciation, is $933 million. Maintenance and repairs are charged to operations as incurred. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated.

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

        The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property as if it were vacant and available to lease at the purchase date and (ii) the present value of the amortized in-place tenants improvement allowances over the remaining term of each lease. Management’s estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements and equipment. The contributory value of tenant improvements is separately estimated due to the different depreciable lives.

        The aggregate value of intangible assets acquired is measured based on the difference between (i) the purchase price and (ii) the value of the tangible assets acquired as defined above. This value is then allocated among above-market and below-market in-place lease values, costs to execute similar leases (including leasing commissions, legal expenses and other related expenses), in-place lease values and customer relationship values.

        Above-market and below-market in-place lease values for acquired properties are calculated based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the below-market fixed rate renewal option, if any, for below-market leases. The Company performs this analysis on a lease-by-lease basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the below-market fixed rate renewal option, if any, of the respective leases.

        The Company’s properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of the Company’s estimates in connection with acquisitions and future impairment analysis could be material to the Company’s financial statements.

        Mortgage Loans Receivable — The Company evaluates the collectibility of both interest and principal of each of its mortgage loans receivable (which total $4 million as of January 31, 2004) if circumstances warrant to determine whether it is impaired. However, if the Company fails to identify that a borrower is unable to perform, the Company’s bad debt expense may be different than estimated.

        Allowance for Doubtful Accounts — The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

Revenue Recognition — The Company has the following revenue sources and revenue recognition policies:

•	Base Rents — income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases.

•	Percentage Rents — income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SAB 101, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

•	Expense Reimbursement Income — income arising from tenant leases, which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred.

        Before the Company recognizes revenue, it assesses, among other things, its collectibility. If the Company incorrectly determines the collectibility of its revenue, its net income and assets could be overstated.

        Income Taxes — The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to its shareholders 100% of its taxable income. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to its shareholders, it would fail to qualify as a REIT and substantial adverse tax consequences may result.

Results of Operations
For the Three Months and Nine Months ended January 31, 2004 and 2003

        Throughout this section, we have provided certain information on a “stabilized property” basis. Information provided on a stabilized property basis is provided only for those properties owned for the entirety of both periods being compared, and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold, and properties under development during the periods being compared, are excluded from our stabilized property analysis.

Revenues

        Total IRET revenues for the third quarter of Fiscal 2004 ended January 31, 2004, were $35,599,594 compared to $30,026,065 received in the third quarter of the prior fiscal year ended January 31, 2003. This is an increase of $5,573,529, or 18.6%. Total revenues for the first nine months of Fiscal 2004 ended January 31, 2004, were $102,400,276 compared to $86,737,606 for the same period of the prior year, an increase of $15,662,670, or 18.1%. These increases in revenue resulted primarily from the additional investments in real estate made by IRET as well as other factors shown by the following analysis:

	Increase in Total Revenue Three months ended January 31, 2004	Increase in Total Revenue Nine months ended January 31, 2004

Rent from 64 properties acquired in Fiscal 2003 in excess	$2,617,526	$12,053,384
of that received in 2003 from the same 64 properties
Rent from ten properties acquired in Fiscal 2004	3,533,712	4,710,192
Decrease in rental receipts and accruals on existing
properties due to changes in scheduled rent and lease
renewals/termination	(601,172)	(1,114,284)
Increase in ancillary income	23,463	13,378

Net increase in total revenue	$5,573,529	$15,662,670

The remainder of this page has been left blank intentionally. 22

Segment Expenses and Operating Profit

        The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the three months and nine months ended January 31, 2004, as compared to the three months and nine months ended January 31, 2003:

Three Months Ended January 31

Commercial:	2004	2003	Change	%

Real Estate Revenue	$19,571,513	$15,068,193	$4,503,320	29.9

Expenses
Mortgage Interest	5,797,411	4,807,178	990,233	20.6
Depreciation and Amortization	3,476,401	2,349,921	1,126,480	47.9
Utilities and Maintenance	3,050,560	2,231,890	818,670	36.7
Real Estate Taxes	2,655,238	1,794,304	860,934	48.0
Insurance	224,712	148,335	76,377	51.5
Property Management	856,618	583,890	272,728	46.7

Total Segment Expense	16,060,940	11,915,518	4,145,422	34.8

Segment Operating Profit	$3,510,573	$3,152,675	$357,898	11.4

Residential:	2004	2003	Change	%

Real Estate Revenue	$15,962,172	$14,915,426	$1,046,746	7.0

Expenses
Mortgage Interest	4,700,209	4,348,581	351,628	8.1
Depreciation and Amortization	2,785,325	2,530,570	254,755	10.1
Utilities and Maintenance	3,101,983	2,792,731	309,252	11.1
Real Estate Taxes	1,796,424	1,690,698	105,726	6.3
Insurance	535,247	395,681	139,566	35.3
Property Management	1,711,965	1,531,124	180,841	11.8

Total Segment Expense	14,631,153	13,289,385	1,341,768	10.1

Segment Operating Profit	$1,331,019	$1,626,041	$(295,022)	(18.1)

Nine Months Ended January 31

Commercial:	2004	2003	Change	%

Real Estate Revenue	$55,489,524	$41,600,984	$13,888,540	33.4

Expenses
Mortgage Interest	16,915,578	13,146,340	3,769,238	28.7
Depreciation and Amortization	9,377,541	6,404,412	2,973,129	46.4
Utilities and Maintenance	8,335,789	5,716,964	2,618,825	45.8
Real Estate Taxes	7,401,656	4,819,078	2,582,578	53.6
Insurance	597,466	393,335	204,131	51.9
Property Management	2,209,762	1,711,870	497,892	29.1

Total Segment Expense	44,837,792	32,191,999	12,645,793	39.3

Segment Operating Profit	$10,651,732	$9,408,985	$1,242,747	13.2

23
Segment Expenses and Operating Profit — continued

Nine Months Ended January 31

Residential:	2004	2003	Change	%

Real Estate Revenue	$46,731,958	$44,971,206	$1,760,752	3.9

Expenses
Mortgage Interest	13,619,802	13,014,359	605,443	4.7
Depreciation and Amortization	8,130,345	7,511,363	618,982	8.2
Utilities and Maintenance	9,079,146	8,461,242	617,904	7.3
Real Estate Taxes	5,233,665	5,066,658	167,007	3.3
Insurance	1,557,799	1,166,051	391,748	33.6
Property Management	4,979,947	4,506,922	473,025	10.5

Total Segment Expense	42,600,704	39,726,595	2,874,109	7.2

Segment Operating Profit	$4,131,254	$5,244,611	$(1,113,357)	(21.2)

Factors Impacting Net Income

        During the nine months of Fiscal 2004 ended January 31, 2004, the same factors that combined to reduce our net income per share during the previous fiscal year continue to limit the growth of our total revenue and ultimately negatively impacted our net income per share:

•	Increased Economic Vacancy & Concessions — During the third quarter of Fiscal 2004, vacancy levels continued to increase throughout our entire portfolio. Our stabilized apartment vacancy increased to 10.1% from 9.0% for the three months ended January 31, 2004 and 2003, respectively. Likewise, vacancy levels at our stabilized commercial properties increased to 7.7% from 3.5% for the three months ended January 31, 2004 and 2003, respectively. Our stabilized apartment vacancy increased to 9.3% from 8.3% for the nine months ended January 31, 2004 and 2003, respectively. Likewise, vacancy levels at our stabilized commercial properties increased to 6.3% from 3.1% for the nine months ended January 31, 2004 and 2003, respectively.

Our residential vacancy increase on stabilized properties does not reflect the concessions, such as free rent, that have been granted to attract new tenants to our residential properties. Our stabilized apartment concessions were $622,637 and $339,659 for the three months ended January 31, 2004 and 2003, respectively, an increase of 83.3%. For the nine months ended January 31, 2004 and 2003, respectively, our concessions were $1,830,901 compared to $933,580 for the same period in the prior year, an increase of 96.1%.

Our commercial vacancy levels are primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease. As we previously reported to our shareholders, despite some positive economic developments, we have yet to see an increase in demand for apartments or for commercial space. Our expectation is that demand in IRET’s markets for both apartments and commercial space will continue to remain weak through the balance of Fiscal 2004 and into Fiscal 2005. As a result, we do not expect our occupancy levels to improve or a reduction in the level of rent concessions during our Fiscal 2004, which ends April 30, 2004.

24

•	Increased Maintenance Expense —The maintenance expense category increased by $558,976, or 17.8% for the three months ended January 31, 2004, and $1,905,105, or 21.6%, for the nine months ended January 31, 2004, as compared to the corresponding periods of Fiscal 2003. Of the increased maintenance costs for the three months ended January 31, 2004, $719,277, or 128.7%, is attributable to the addition of new real estate. Of this amount $494,002, or 68.7%, is recoverable from commercial tenants. Existing real estate assets saw a decrease in maintenance costs of $160,301, or 28.7%. Of the increased maintenance costs for the nine months ended January 31, 2004, $1,915,544, or 100.5%, is attributable to the addition of new real estate. Of this amount, $1,472,790, or 76.9%, is recoverable from commercial tenants. The remaining $10,439, or 0.5%, is due to decreased costs for maintenance on existing real estate assets.

•	Increased Utility Expense —The utility expense category increased by $568,946, or 30.1%, for the three months ended January 31, 2004, and $1,331,624, or 24.8%, for the nine months ended January 31, 2004, as compared to the corresponding period of Fiscal 2003. Of the increased utility costs for the three months ended January 31, 2004, $383,757, or 67.5%, is attributable to the addition of new real estate, while $185,189, or 32.5%, is due to increased costs for utilities on existing real estate assets. For the three months ended January 31, 2004, no one property accounts for a significant portion of this increase, as we have seen a general increase for natural gas, water, sewer and garbage disposal in the communities where our properties are located. Of the increased utility costs for the nine months ended January 31, 2004, $972,687, or 73.0%, is attributable to the addition of new real estate, while $358,937, or 27.0%, is due to increased costs for utilities on existing real estate assets. For the nine months ended January 31, 2004, the most significant increase on existing real estate is attributable to our Park Meadows and West Stonehill properties in St. Cloud, MN, and Conseco property in Rapid City, SD. The St. Cloud properties account for $51,677 or 14.4% due to significant water, sewer and garbage disposal rate increases imposed by the City of St. Cloud. The Conseco property in Rapid City accounts for $28,066 or 7.9% of the increase. The building became vacant in December 2003 and, prior to that date, the tenant was responsible for these costs.

•	Increased Administrative and Operating Expense — Administrative and operating expenses increased by $286,560, or 39.9%, for the three months ended January 31, 2004, and $645,806, or 30.7%, for the nine months ended January 31, 2004, as compared to the corresponding period of Fiscal 2003, primarily because of increased salary and other expense resulting from our merger on February 1, 2003, with the T. F. James Company located in Minneapolis, Minnesota. As a result of the merger, we opened an office in Minneapolis and acquired six additional employees. In addition, the increase includes $64,388 in costs related to the 3.7 million shares issued during the second quarter of our Fiscal 2004, and $125,644 for the Annual Meeting and Proxy Solicitation of the Shareholders in September, 2003.

25

•	Increased Insurance Premiums —Insurance expense increased by $215,943, or 39.7%, for the three months ended January 31, 2004, and $595,879, or 38.2%, for the nine months ended January 31, 2004, as compared to the corresponding periods of Fiscal 2003. Of the increased insurance costs for the three months ended January 31, 2004, $93,171, or 43.1%, is attributable to the addition of new real estate, while $122,772, or 56.9%, is due to increased premium costs for coverage on existing real estate assets. Of the increased insurance costs for the nine months ended January 31, 2004, $243,378, or 40.8%, is attributable to the addition of new real estate while $352,501, or 59.2%, is due to increased costs for insurance on existing real estate assets. Under the terms of most of our commercial leases, the full costs of insurance are paid by the tenant as additional rent. For our other real estate properties, any increase in our insurance costs must be collected from tenants in the form of a general rent increase. While we continue to implement portfolio wide rent increases wherever possible, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased insurance costs. We expect our insurance expense to continue at its current level for the rest of this fiscal year as well as for the next fiscal year.

•	Increased Mortgage Interest Expense —Our mortgage debt increased $71,498,072, or 13.3%, to $610,895,274 as of January 31, 2004, as compared to April 30, 2003. Our mortgage interest expense increased by $1,341,861, or 14.7%, for the three months ended January 31, 2004, and $4,374,681, or 16.7%, for the nine months ended January 31, 2004. Of the increased mortgage interest expense for the three months ended January 31, 2004, $1,444,258 is attributable to the addition of new real estate, while mortgage interest expenses on existing real estate assets declined by $102,397. Of the increased mortgage interest expense for the nine months ended January 31, 2004, $4,785,042 is attributable to the addition of new real estate, while mortgage interest expenses on existing real estate assets declined by $410,361. Our overall weighted average interest rate on all outstanding mortgage debt is 7.24% as of January 31, 2004.

Results on a “Stabilized Property” Basis

        The following table presents results on a stabilized property basis for the three months and nine months ended January 31, 2004, for multi-family residential and commercial properties. Property Segment Operating Profit should not be considered as an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of both periods being compared. This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

        Management believes that measuring performance on a stabilized property basis is useful because it enables evaluation of how the Company’s properties are performing year over year. Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements. If management is not successful in these areas, the Company’s performance will decline as compared to the previous year.

Results on a “Stabilized Property” Basis — continued

For the Three Months Ended January 31	2004	2003	% Change

Multi-Family Residential
Real Estate Revenue	$14,679,038	$14,766,473	(0.6%)
Expenses:
Utilities & Maintenance	2,812,589	2,750,258	2.3%
Property Management	1,526,935	1,510,638	1.1%
Real Estate Taxes	1,670,188	1,669,938	0.0%
Insurance	465,454	365,105	27.5%
Mortgage Interest	4,374,044	4,297,530	1.8%

Total Expenses	10,849,210	10,593,469	2.4%

Property Segment Operating Profit	$3,829,828	$4,173,004	(8.2%)

For the Three Months Ended January 31	2004	2003	% Change

Commercial
Real Estate Revenue	$11,800,095	$11,814,765	(0.1%)
Expenses:
Utilities & Maintenance	1,679,778	1,719,664	(2.3%)
Property Management	432,307	475,942	(9.2%)
Real Estate Taxes	1,456,401	1,441,838	1.0%
Insurance	127,007	107,524	18.1%
Mortgage Interest	3,836,429	3,960,034	(3.1%)

Total Expenses	$7,531,922	$7,705,002	(2.2%)

Property Segment Operating Profit	4,268,173	4,109,763	3.9%

Total Stabilized Segment Operating Profit	8,098,001	8,282,767
Reconciliation to Segment Operating Profit
Real Estate Revenue - Non-Stabilized	9,054,552	3,402,381
Expenses - Non-Stabilized
Utilities & Maintenance	(1,660,176)	(554,699)
Property Management	(609,341)	(128,434)
Real Estate Taxes	(1,325,073)	(373,226)
Insurance	(167,498)	(71,387)
Depreciation and Amortization	(6,261,726)	(4,880,491)
Mortgage Interest	(2,287,147)	(898,195)

Total Segment Operating Profit	4,841,592	4,778,716

The remainder of this page has been left blank intentionally. 27
Results on a “Stabilized Property” Basis — continued

For the Nine Months Ended January 31	2004	2003	% Change

Multi-Family Residential
Total Receipts	$44,101,669	$44,648,844	(1.2%)
Expenses:
Utilities & Maintenance	8,517,053	8,379,424	1.6%
Property Management	4,634,864	4,833,361	(4.1%)
Taxes	4,976,809	5,019,357	(0.8%)
Insurance	1,391,572	1,095,733	27.0%
Mortgage Interest	13,029,238	12,930,860	0.8%

Total Expenses	32,549,536	32,258,735	0.9%

Property Segment Operating Profit	$11,552,133	$12,390,109	(6.8%)

For the Nine Months Ended January 31	2004	2003	% Change

Commercial
Total Receipts	$36,371,363	$36,237,951	0.4%
Expenses:
Utilities & Maintenance	5,151,297	4,924,079	4.6%
Property Management	1,385,278	1,536,467	(9.8%)
Taxes	4,325,085	4,221,420	2.5%
Insurance	372,655	323,989	15.0%
Mortgage Interest	11,609,815	11,894,762	(2.4%)

Total Expenses	$22,844,130	$22,900,717	(0.2%)

Property Segment Operating Profit	13,527,233	13,337,234	1.4%

Total Stabilized Segment Operating Profit	25,079,366	25,727,343

Reconciliation to Segment Operating Profit
Real Estate Revenue - Non-Stabilized	21,748,450	5,685,395
Expenses - Non-Stabilized
Utilities & Maintenance	(3,746,585)	(874,703)
Property Management	(1,169,567)	151,036
Real Estate Taxes	(3,333,427)	(644,959)
Insurance	(391,038)	(139,664)
Depreciation and Amortization	(17,507,886)	(13,915,775)
Mortgage Interest	(5,896,327)	(1,335,077)

Total Segment Operating Profit	14,782,986	14,653,596

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

        Economic occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented. The following tables compare economic occupancy rates on a “stabilized property” basis for the three months and nine months ended January 31, 2004 and 2003:

	Three Months Ended January 31			Nine Months Ended January 31
	2004	2003	Percent Change	2004	2003	Percent Change

Residential	89.93%	91.03%	(1.1%)	90.68%	91.66%	(1.0%)
Commercial	92.31%	96.48%	(4.2%)	93.72%	96.90%	(3.2%)

Credit Risk

        The following table lists our top ten commercial tenants on January 31, 2004, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the third quarter of Fiscal 2004.

Lessee	Monthly Rent	% of Total Rental Income from Commercial Properties
Edgewood Living Communities, Inc.	$312,513	6.1%
Health East - Woodbury & Maplewood	159,720	3.2%
Microsoft - Great Plains	156,250	3.1%
Allina Health	155,970	3.1%
Northland Insurance Company	146,749	2.9%
Smurfit - Stone Container Corp.	128,305	2.5%
State of Idaho - Department of Health & Welfare	118,924	2.3%
Wilson’s the Leather Experts, Inc.	116,594	2.3%
Alliant Techsystems, Inc.	101,098	2.0%
Miracle Ear, Inc. & Miracle Ear Manufacturing Services, Inc.	97,162	1.9%
All Others	3,588,296	70.6%

Total Monthly Rent as of January 31, 2004	$5,081,581	100.0%

The remainder of this page has been intentionally left blank. 29

Property Acquisitions

During the nine months ended January 31, 2004, IRET acquired six commercial properties and four apartment complexes:

Commercial Property	Acquisition Cost
30,464 sq. ft. - Benton Business Park - Sauk Rapids, MN	$1,610,730
24,000 sq. ft. - West River Business Park - Waite Park, MN	1,509,276
213,271 sq. ft. - Buffalo Mall - Jamestown, ND	4,275,150
190,758 sq. ft. - Golden Hills Office Center - Golden Valley, MN	27,500,000
106,207 sq. ft. - Transport Corporation of America Office Building - Eagan, MN	13,000,000
175,610 sq. ft. - Brown Deer Road Office Building - Milwaukee, WI	13,500,000

61,395,156

Apartments
240 units - Connelly Estates - Burnsville, MN	13,855,790
115 units - Remada Court Apartments - Eagan, MN	6,602,890
151 units - Winchester/Village Townhouses - Rochester, MN	8,903,810
160 units - Brookfield Village - Topeka, KS	7,252,607

36,615,097

Total Property Acquisitions	$98,010,253

        The six commercial properties were acquired in exchange for the issuance of 85,472 UPREIT Units with an agreed value of $850,447 plus $60,544,709 of cash and cash equivalents.

        These four apartment complexes were acquired in exchange for the issuance of 1,372,183 UPREIT Units with an agreed value of $13,535,779 plus $23,079,318 cash and cash equivalents.

Funds From Operations

        IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) in 1991, as clarified in 1995, 1999 and 2002. NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”

        While IRET uses the NAREIT definition of FFO, the components of that definition in many cases require interpretation, and IRET accordingly has made certain interpretations in applying the definition. In particular, in calculating FFO per share, IRET “adds back” to net income computed in accordance with GAAP the allocations made to limited partners, and divides this amount by the total number of IRET shares of beneficial interest and UPREIT Units outstanding.

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

        FFO for IRET for the three and nine months ended January 31, 2004, increased to $9,086,438 and $27,545,416, respectively, compared to $8,394,028 and $25,295,701 for the comparable periods ended January 31, 2003, an increase of 8.2% and 8.9%, respectively.

        The calculation of FFO and reconciliation to GAAP net income for the three and nine months ended January 31, 2004 and 2003 are presented below:

	Three Months Ended January 31, 2004			Three Months Ended January 31, 2003
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(4)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(4)
Net income	$2,489,191	40,734,571	$.06	$2,451,323	32,186,651	$.08

Adjustments:
Minority interest in earnings
of Unit-holders	699,224	11,583,860		791,389	10,690,233
Depreciation and Amortization(1)	6,310,482			5,000,143
(Earnings)loss from depreciable
property sales	(412,459)			151,173

Funds from operations applicable to
all shareholders and unit-holders	$9,086,438	52,318,431	$.17	$8,394,028	42,876,884	$.20

Total distributions paid to
shareholders/unit-holders(3)	$8,257,832			$6,646,401

The remainder of this page has been intentionally left blank. 31

	Nine Months Ended January 31, 2004			Nine Months Ended January 31, 2003
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(4)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(4)
Net income	$8,024,427	38,473,098	$.21	$8,447,545	31,489,758	$.27

Adjustments:
Minority interest in earnings of
Unit-holders	2,353,297	11,093,378		2,782,627	10,037,426
Depreciation and Amortization(1)	17,683,196			14,229,698
(Earnings)loss from depreciable
property sales	(515,504)			(164,169)

Funds from operations applicable to
all shareholders and unit-holders	$27,545,416	49,566,476	$.56	$25,295,701	41,527,184	$.61

Total distributions paid to
shareholders/unit-holders(3)	$23,241,708			$19,491,882

(1)	Depreciation on office equipment and other assets used by us are excluded. Amortization of leasing commissions and intangible assets are included, however, the amortization of financing and other expenses are excluded.

(2)	UPREIT Units of the Operating Partnership are exchangeable for shares of beneficial interest on a one-for-one basis.

(3)	Cash distributions are paid equally on shares of beneficial interest and UPREIT Units.

(4)	Net income is calculated on a per share basis. Funds From Operations is calculated on a per share and unit basis.

Distributions

The following distributions per share and unit were paid during the nine months ended January 31st of fiscal year 2004 and 2003:

Date	Fiscal Year 2004	Fiscal Year 2003	Percent Change

July 1	$.1585	$.1540	2.9%
October 1.1590		.1560	1.9%
January 26.1595		.1570	1.6%

Total	$.4770	$.467	2.1%

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

        As of January 31, 2004, the Company had three unsecured lines of credit in the amounts of $10 million dollars, $10 million dollars, and $4.4 million dollars from (1) Bremer Bank, (2) First Western Bank and Trust, and (3) First International Bank and Trust, respectively. The Company had no outstanding balances under these lines of credit as of January 31, 2004. Borrowings under the lines of credit bear interest currently at 4.00% which is based on the following for each of the line of credit described above (1) Bremer Financial Corporation Reference Rate, (2) highest New York Prime as published in the Wall Street Journal, and (3) highest New York Prime as published in the Wall Street Journal. Accordingly, increases in interest rates will increase the Company’s interest expense on its lines of credit and as a result will affect the Company’s results of operations and cash flows. The lines of credit expire on September 15, 2004, September 1, 2004, and December 12, 2004, respectively.

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

        The Company’s sources and uses of cash for the nine months ended January 31, 2004, compared to the nine months ended January 31, 2003, are as follows:

Nine Months Ended January 31, 2004

        Net cash provided by operating activities of $17,886,481 were comprised of (i) income of $8,024,427, and (ii) adjustments for non-cash items of $20,883,062 partially offset by (iii) the net change in operating assets and liabilities of $11,021,008. The adjustments for non-cash items are primarily comprised of (i) depreciation and amortization of $18,322,845, and (ii) minority interest of $2,951,589.

        Net cash used in investing activities of $67,347,496 was primarily comprised of acquisition and improvements of properties of $68,376,954, and investment in loan receivable of $2,587,432 offset by proceeds from sale of properties of $3,210,962.

        Net cash provided by financing activities of $56,322,645 was primarily comprised of (i) proceeds from borrowings of $93,044,396, (ii) gross proceeds from sale of shares of $35,563,069, partially offset by (iii) repayments of borrowings of $42,878,674, (iv) distributions paid to shareholders/unit holders of $15,660,883, (v) redemption of investment certificates of $1,696,199, and (vi) distributions to minority partners of $789,846.

Nine Months Ended January 31, 2003

        Net cash provided by operating activities of $36,518,078 was comprised of (i) income of $8,447,545, (ii) adjustments for non-cash items of $18,278,509, (iii) the net change in operating assets and liabilities of $9,792,025. The adjustments for non-cash items were primarily comprised of (i) depreciation and amortization of $14,703,500, and (ii) minority interest of $3,456,178, partially offset by the gain on sale of properties of $164,169.

        Net cash used in investing activities of $54,235,213 was comprised of (i) acquisition and improvements on properties of $65,807,793, and (ii) purchase of marketable securities of $35,670,897, (iii) investment in mortgage loan receivable of $2,082,957 partially offset by (iv) proceeds from sale of marketable securities of $43,100,000, (v) proceeds from notes receivable $3,500,000, (vi) proceeds from sale of property of $1,766,637, and (vii) repayments on mortgage loans receivable of $959,797.

        Net cash provided by financing activities of $23,313,761 was primarily comprised of (i) the issuance of common shares for net proceeds of $31,678,318, (ii) notes and mortgages payable of $35,825,000, partially offset by (iii) redemption of investment certificates of $13,700,055, (iv) distributions paid to holders/unit holders of $12,602,259, (v) repayments of borrowings of $17,136,448, and (vi) distributions to minority partners of $729,872.

Financial Condition

        The important changes in IRET’s balance sheet during the nine months of Fiscal 2004 ended January 31, 2004, were:

•	Real Estate Owned —Real estate owned increased to $1,025,911,398 at January 31, 2004, from the April 30, 2003 figure of $919,780,802. The increase resulted primarily from the acquisition of additional investment properties net of dispositions as described below:

Acquired

	Benton Business Park - Sauk Rapids, MN	$1,610,730
	West River Business Park - Waite Park, MN	1,509,276
	Connelly Estates - Burnsville, MN	13,855,790
	Remada Court Apartments - Eagan, MN	6,602,890
	Winchester/Village Townhouses - Rochester, MN	8,903,810
	Brookfield Village – Topeka, KS	7,252,607
	Buffalo Mall – Jamestown, ND	4,275,150
	Golden Hills Office Center – Golden Valley, MN	27,500,000
	Transport Corporation of America Office Building – Eagan, MN	13,000,000
	Brown Deer Road Office Building – Milwaukee, WI	13,500,000

Disposed

	Interstate Bakery - St. Paul, MN	$(320,000)
	Tom Thumb - Sauk Rapids, MN	(250,604)
	Edgewood Vista - Sioux Falls, SD	(974,739)
	Edgewood Vista - Billings, MT	(980,218)
	Royal Suites Apartments - Minot, ND	(406,695)

34

•	Mortgage Loans Receivable — Mortgage loans receivable increased to $3,696,495 at January 31, 2004, from $1,182,940 at April 30, 2003. This increase resulted from a construction loan to the tenant for an addition to Edgewood Vista facility in Virginia, MN, net of scheduled payments received, and a reclassification of an amount to other assets.

•	Cash — Cash on hand on January 31, 2004, was $22,426,344 compared to $15,564,714 on April 30, 2002. This increase was due primarily to cash flows from operations, refinancing, sale of shares, and new mortgage loans.

•	Marketable Securities — During the nine months ended January 31, 2004, IRET decreased its investment in marketable securities classified as available-for-sale to $2,710,111 from $3,077,260 on April 30, 2003. The Marketable Securities are held available for sale and, from time to time, the Company places excess funds or uses these funds for operational purposes.

•	Mortgages Payable — Mortgages payable on January 31, 2004, totaled $610,895,274, compared to $539,397,202 at April 30, 2003. This increase resulted from refinancing of mortgages and the placement of new mortgages. The weighted average interest rate payable on the outstanding indebtedness on January 31, 2004, was 7.24%.

•	Investment Certificates — Investment Certificates outstanding on January 31, 2004, totaled $7,592,163, compared to $9,034,696 on April 30, 2003. This decrease resulted from the redemption of maturing investment certificates during the nine months ended January 31, 2004. On January 31, 2004, and April 30, 2003, the weighted average rate was 7.92% and 7.95%, respectively.

•	Operating Partnership Units — Outstanding UPREIT Units in the Operating Partnership increased to 11,382,713 Units on January 31, 2004, as compared to the 10,206,036 Units outstanding on April 30, 2003. The increase resulted primarily from the issuance of additional UPREIT Units to acquire the Benton Business Park, West River Business Park, Connelly Estates, Remada Court Apartments, Winchester and Village Townhouses, and Brookfield Village, net of units converted to shares.

•	Shares of Beneficial Interest — Shares of beneficial interest outstanding on January 31, 2004, totaled 41,026,126, as compared to 36,166,351 shares outstanding on April 30, 2003. This increase in shares outstanding was primarily due to the issuance of 3,782,060 shares of beneficial interest for gross proceeds of $35,563,069, and the issuance of shares pursuant to our distribution reinvestment plan consisting of 272,035 shares issued on July 1, 2003, 276,775 on October 1, 2003, and 249,064 on January 26, 2004, for total proceeds of $7,642,480, and UPREIT unit conversions of 280,978 for $2,346,757 in shareholders’ equity.

35

Pending Acquisitions and Dispositions

        As of January 31, 2004, IRET was a party to purchase agreements to acquire an orthopedic hospital property, a multi-family residential complex, and a retail shopping center for purchase prices totaling approximately $34,500,000, including the assumption of debt associated with the retail shopping center. Also as of January 31, 2004, IRET was a party to a contract to sell a parcel of vacant land for $400,000. Since the end of the quarter, the Company has closed on the acquisition of the apartment complex and the sale of the parcel of vacant land. The Company expects to complete the pending acquisitions of the orthopedic hospital property and the retail shopping center property in the next several months, and will require approximately $11,100,000 in cash to close these acquisitions; however, the purchase of each of these properties is subject to the Company’s completion of due diligence and the satisfaction of other customary closing conditions, and there can be no assurance that either of these pending acquisitions will be completed.

Recent Developments

Pending Acquisition

        In February 2004 we signed a purchase agreement to acquire a portfolio of 15 commercial and medical properties located primarily in Duluth, Minnesota and the surrounding area. We agreed to pay approximately $66,950,000 for this portfolio. We expect to finance approximately $43,517,500 of the total purchase price for these properties with bank or other financial institution loans, and will require approximately $23,432,500 in cash to close this acquisition. While we expect to close this acquisition in the next several months, the purchase of these properties is subject to the satisfactory completion of due diligence and the satisfaction of other customary closing conditions, and there can be no assurance that this acquisition will be completed.

Tom Thumb Bankruptcy

        On March 9, 2004, Tom Thumb Food Markets Inc. filed a Chapter 7 bankruptcy petition with the U.S. Bankruptcy Court in Minneapolis. We currently own 18 properties in Minnesota that were operated as Tom Thumb convenience stores, in which we had invested a gross total of $8,465,000. Monthly rents payable to us under the leases in place in respect of these 18 properties are approximately $42,000, or $503,000 on an annualized basis. Rental revenues from these 18 properties comprised 0.9% of our total rental income from commercial properties during the third quarter of Fiscal 2004. In addition, as of March 5, 2004, we were owed approximately $156,000 in delinquent rent and real estate taxes in respect of these 18 properties. We are monitoring this situation closely and will take appropriate steps available to us to protect our interests.

The remainder of this page has been intentionally left blank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risk is limited to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. Even though our goal is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of fixed rate debt and on future debt.

        We primarily use long-term (more than nine years) and medium-term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of January 31, 2004, we had the following amount of future principal payments on mortgages secured by our real estate:

Long Term Debt	2004	2005	2006	2007	2008	Thereafter	Total

Fixed Rate	$10,982,460	$16,904,066	$14,398,510	$17,026,007	$37,406,637	$474,506,342	$571,224,022
Variable Rate	10,807,094	1,802,613	3,611,430	1,749,842	1,663,925	20,036,348	39,671,252

							$610,895,274	(1)

(1)	The weighted average interest rate on our debt as of January 31, 2004, was 7.24%. Any fluctuations on the variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $39,671,252 of variable rate indebtedness would increase our annual interest expense by $396,713.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        In the course of our operations, we become involved in litigation. At this time, we know of no pending or threatened proceedings that would have a material impact upon us.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the quarter ended January 31, 2004: On January 7, 2004, the Company filed a report on Form 8-K to report, under Item 2 of such form, the acquisition of a “significant amount of assets” within the meaning of the instructions to Form 8-K.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

By:	/s/ Thomas A. Wentz _______________________________________ Thomas A. Wentz, Sr., President & Chief Executive Officer

By:	/s/ Diane K. Bryantt _______________________________________ Diane K. Bryantt, Senior Vice President & Chief Financial Officer

Date: March 11, 2004 38