Form 10-K
period 2004-04-30
INVESTORS REAL ESTATE TRUST
filed 2004-07-20
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2004

Commission File Number 000-14851

Investors Real Estate Trust

(Exact name of Registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12 South Main Street
Minot, North Dakota 58701
(Address of principal executive offices)

701.837.4738
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares of Beneficial Interest (no par value)
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (no par value)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☑ Yes ☐ No

The aggregate market value of the registrant’s outstanding common shares of beneficial interest held by non-affiliates was $365,193,386 based on the last reported sale price on the NASDAQ National Market on October 31, 2003.

The number of common shares of beneficial interest outstanding as of July 7, 2004, was 42,279,703.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

INVESTORS REAL ESTATE TRUST

i

Special Note Regarding Forward Looking Statements

Certain statements included in this Annual Report on Form 10-K and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long term growth; and other statements preceded by, followed by or otherwise including words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “potential,” “may,” “will,” “designed,” “estimate,” “should,” “continue” and other similar expressions. These statements indicate that we have used assumptions that are subject to a number of risks and uncertainties that could cause our actual results or performance to differ materially from those projected.

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•	the economic health of the markets in which we own and operate multi-family and commercial properties, in particular the states of Minnesota and North Dakota, or other markets in which we may invest in the future;

•	the economic health of our commercial tenants;

•	market rental conditions, including occupancy levels and rental rates, for multi-family residential and commercial properties;

•	our ability to identify and secure additional multi-family residential and commercial properties that meet our criteria for investment;

•	the level and volatility of prevailing market interest rates and the pricing of our shares of beneficial interest;

•	financing risks, such as our inability to obtain debt or equity financing on favorable terms, or at all;

•	our ability to timely complete and lease properties under construction;

•	compliance with applicable laws, including those concerning the environment and access by persons with disabilities; and

•	the availability and cost of casualty insurance for losses caused by terrorist acts.

Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in Item 1 of this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission.

In light of these uncertainties, the events anticipated by our forward-looking statements might not occur. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements included in this Annual Report on Form 10-K should not be construed as exhaustive.

PART I

Item 1. Business

Overview

Investors Real Estate Trust is a self-advised equity Real Estate Investment Trust (REIT) organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations though our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the twelve months ended April 30, 2004, our real estate investments in these two states accounted for 70.7% of our total gross revenue. Our principal executive offices are located in Minot, North Dakota. We also have an office in Minneapolis, Minnesota.

We seek to diversify our investments between multi-family residential and commercial properties with further diversification within our commercial property category. As of April 30, 2004, our real estate portfolio consisted of:

•	69 multi-family residential properties, containing 8,955 apartment units and having a total investment (less accumulated depreciation) of $385 million; and

•	142 commercial properties, containing 7.4 million square feet of leasable space and having a total investment (less accumulated depreciation) of $618 million.

Our multi-family residential properties include apartment buildings, complexes and communities. Our commercial properties include office buildings, retail stores and centers, industrial facilities and health care properties, such as clinics and assisted living centers.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2004, no single tenant accounted for more than 4.9% of our total annual commercial rental revenues.

Except for certain commercial properties managed by our Minneapolis office, we generally contract with locally-based third-party professional management companies to handle the day-to-day management of our properties. These management activities include the negotiation of potential leases, the preparation of proposed operating budgets, the collection and remittance of lease or rental payments and the supervision of routine maintenance and capital improvements that have been authorized by us. All decisions relating to the purchase or sale of property, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and then implemented by the third-party management companies. Generally, all of our management contracts provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less, or upon the property manager’s failure to meet specified financial performance goals. We believe that the use of locally-based management companies allows us to enjoy the benefits of local knowledge of the applicable real estate market, while avoiding the cost and difficulty associated with maintaining management personnel in every city in which we operate.

Structure

We were organized as a REIT under the laws of the State of North Dakota on July 31, 1970.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code, as amended (the “Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted all of our daily business operations through IRET Properties. IRET Properties is organized under the laws of the State of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties, which is held by IRET, Inc. As of April 30, 2004, IRET, Inc. owned a 78% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

Investment Strategy and Policies

Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We have increased our cash distributions every year since our inception 34 years ago and every quarter since 1988.

We generally use available cash or short-term floating rate debt to acquire real estate. We then replace such cash or short-term floating rate debt with fixed-rate secured debt, typically in an amount equal to 65.0% to 75.0% of a property’s appraised value. In appropriate circumstances, we also may acquire one or more properties in exchange for our common shares of beneficial interest (“common shares”) or for limited partnership units of IRET Properties (“limited partnership units” or “UPREIT Units”), which are convertible, after the expiration of a minimum holding period of one year, into cash or, at our sole discretion, into our common shares on a one-to-one basis.

Our investment strategy is to invest in multi-family residential properties and office, industrial, retail and medical commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Georgia, Idaho, Iowa, Kansas, Michigan, Washington, Texas and Wisconsin.

In order to implement our investment strategy we have certain investment policies. Our significant investment policies are as follows:

Investments in the securities of, or interests in, entities primarily engaged in real estate activities and other securities. While we are permitted to invest in the securities of other entities engaged in the ownership and operation of real estate, as well as other securities, we currently have no plans to make any investments in other securities.

Any policy, as it relates to investments in other securities, may be changed by a majority of the members of our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Investments in real estate or interests in real estate. We currently own multi-family residential properties and/or commercial properties in 14 states. We may invest in real estate, or interests in real estate, that is located anywhere in the United States; however, we currently plan to focus our investments in those states in which we already have property, with specific concentration in Minnesota, North Dakota, Nebraska, Montana, and South Dakota. Similarly, we may invest in any type of real estate or interest in real estate including, but not limited to, office buildings, apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. Under our Second Restated Trustees’ Regulations (Bylaws), however, we may not invest more than 10.0% of our total assets in unimproved real estate, excluding property being developed or property where development will be commenced within one year.

The operation of our real estate, as it pertains to the day-to-day management, is generally delegated to third-party professional real estate management companies. All major operating decisions concerning the operation of our real estate are, however, made by our Board of Trustees. The method of financing the purchase of real estate investments is primarily from borrowed funds and from the sale of shares and the issuance of limited partnership units.

There is no limitation on the number or amount of mortgages that may be placed on any one property, unless we seek to borrow an amount in excess of 300% of our total net assets, in which case our Bylaws require that such amount be approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in the next quarterly report, along with justification for such excess. In addition to the 300% limitation on total indebtedness, it is generally our policy that we will not exceed a 65.0% to 75.0% debt level on our real estate assets. As of April 30, 2004, our ratio of total real estate mortgages to total real estate assets was 63% while our ratio of total indebtedness as compared to our net assets was 178%. This policy may be changed at any time, or from time to time, without notice to, or approval of, our shareholders.

It is not our policy to acquire assets primarily for capital gain through sale in the short term. Rather, it is our policy to acquire assets with an intention to hold such assets for at least a 10-year period. During the holding period, it is our policy to seek current income and capital appreciation through an increase in value of our real estate portfolio, as well as increased revenue as a result of higher rents.

Any policy as it relates to investments in real estate or interests in real estate may be changed by our Board of Trustees at any time without notice to or a vote of our shareholders.

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. Over the last three years, we have made a number of mortgage loans. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.

Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85% of the property’s appraised value.

We can invest in junior mortgages without notice to, or the approval of, our shareholders. As of April 30, 2004, we had one junior mortgage with a principal balance net of allowance of $194,000. We do not currently plan to invest in any other junior mortgages.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Policies With Respect to Certain of Our Activities

Our current policies as they pertain to certain of our activities are described as follows:

Cash distributions to shareholders and holders of limited partnership units. We intend to continue our policy of making cash distributions to our shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. We have increased our cash distributions every year since our inception 34 years ago and every quarter since 1988.

Issuing senior securities. As of April 30, 2004, we have issued and outstanding $7,074,000 in investment certificates, which were issued for a definite term and annual interest rate, and which will be redeemed as they mature. In the event of our dissolution, the investment certificates would be paid in preference to our common shares. IRET has discontinued the sale of investment certificates and outstanding certificates will be redeemed as they mature. Additionally, on April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300% of our total net assets. Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.

Offering securities in exchange for property. Our organizational structure allows us to issue shares and to offer limited partnership units of IRET Properties in exchange for real estate. The limited partnership units are convertible into cash, or, at our option, common shares on a one-for-one basis after a minimum one-year holding period. All limited partnership units receive the same cash distributions as those paid on common shares. Limited partners are not entitled to vote on any matters affecting us until they convert their limited partnership units to common shares.

Our Articles of Amendment and Third Restated Declaration of Trust does not contain any restrictions on our ability to offer limited partnership units of IRET Properties in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees. This policy may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders. For the three most recent fiscal years ended April 30, we have issued the following limited partnership units of IRET Properties in exchange for properties:

	(in thousands)
	2004	2003	2002
Limited partnership units issued	2,006	894	2,270
Dollar value	$19,851	$8,860	$19,793

Acquiring or repurchasing Shares. As a REIT, it is our intention to only invest in real estate assets. Our Articles of Amendment and Third Restated Declaration of Trust does not prohibit the acquisition or repurchase of our common or preferred shares or other securities so long as such activity does not prohibit us from operating as a REIT under the Code. Any policy regarding the acquisition or repurchase of shares or other securities is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

During fiscal year 2004, we did not repurchase any of our outstanding common shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders, upon request.

To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Our mortgage loan receivables as of April 30, 2004, totaled $4.9 million, and $1.2 million as of April 30, 2003.

To invest in the securities of other issuers for the purpose of exercising control. We have not, for the past three years, engaged in, and we are not currently engaging in, investment in the securities of other issuers for the purpose of exercising control. Our Articles of Amendment and Third Restated Declaration of Trust does not impose any limitation on our ability to invest in the securities of other issuers for the purpose of exercising control. Any decision to do so is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

To provide summary reports to our shareholders. We also have a policy of mailing summary quarterly reports to our shareholders in January, April, July, and October of each year. The quarterly reports do not contain financial statements audited by an independent registered public accounting firm. This policy of providing a summary quarterly report to our shareholders is not required by our organizational documents and may be changed by a majority of our Board of Trustees at any time without notice to or a vote of our shareholders.

Information about Segments

We currently operate in two reportable segments: multi-family residential properties, and commercial properties. For further information on these segments and other related information, see Note 13 of our consolidated financial statements, and Management’s Discussion and Analysis in Item 7 of this Annual Report on Form 10-K.

Our Executive Officers

Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2004.

Name	Age	Title
Thomas A. Wentz, Sr.	68	President and Chief Executive Officer
Charles Wm. James	56	Senior Vice President
Timothy P. Mihalick	45	Senior Vice President and Chief Operating Officer
Thomas A. Wentz, Jr.	38	Senior Vice President
Diane K. Bryantt	40	Senior Vice President and Chief Financial Officer
Michael A. Bosh	33	Secretary and General Counsel

Thomas A. Wentz, Sr. is a graduate of Harvard College and Harvard Law School, and has been associated with us since our formation on July 31, 1970. Mr. Wentz was a member of our Board of Trustees from 1970 to 1998, Secretary from 1970 to 1987, Vice President from 1987 to July 2000, and has been President and Chief Executive Officer since July 2000. Previously, from 1985 to 1991, Mr. Wentz was a Vice President of our former advisor, Odell-Wentz & Associates, L.L.C., and, until August 1, 1998, was a partner in the law firm of Pringle & Herigstad, P.C.

Charles Wm. James was appointed as a Senior Vice President in February, 2003. Prior to becoming a Senior Vice President, Mr. James served in several officer positions from 1976 to February 2003, including the office of Vice President with the T.F. James Company, an Iowa corporation that was merged into IRET, Inc. in February 2003. Mr. James is currently a managing member of Thomas F. James Properties, L.L.C., an Arkansas commercial development company; a partner of Peak Properties Development, a Montana commercial development partnership; a partner of James Family Properties, a Minnesota commercial development partnership; and a limited partner of Thomas F. James Realty Limited Partnership, L.L.L.P., a commercial property management company.

Timothy P. Mihalick joined us as a financial officer in May 1981, after graduating from Minot State University. He has served in various capacities with us over the years and was named Vice President in 1992. Mr. Mihalick has served as the Chief Operating Officer since 1997, as a Senior Vice President since 2002, and as a member of our Board of Trustees since 1999.

Thomas A. Wentz, Jr. is a graduate of Harvard College and the University of North Dakota Law School, and joined us as General Counsel and Vice President in January 2000. He has served as a Senior Vice President since 2002 and as a member of our Board of Trustees since 1996. Prior to 2000, Mr. Wentz was a shareholder in the law firm of Pringle & Herigstad, P.C. from 1992 to 1999. Mr. Wentz is a member of the North Dakota Bar Association and a Director of SRT Communications, Inc. Mr. Wentz is the son of Thomas A. Wentz, Sr.

Diane K. Bryantt joined us in June 1996 and served as our Controller and Corporate Secretary before being appointed to the positions of Senior Vice President and Chief Financial Officer in 2002. Prior to joining us, Ms. Bryantt was employed by First American Bank, Minot, North Dakota.

Michael A. Bosh joined us as Associate General Counsel and Secretary in September 2002, and was named General Counsel in September 2003. Prior to 2002, Mr. Bosh was a shareholder in the law firm of Pringle & Herigstad, P.C. Mr. Bosh graduated from Jamestown College in 1992 and from Washington & Lee University School of Law in 1995. Mr. Bosh is a member of the American Bar Association and the North Dakota Bar Association.

Employees

As of April 30, 2004, we had 34 full time employees.

Environmental Matters and Government Regulation

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the current owner was responsible for, or even knew of, the presence of such substances. It is our policy to obtain from independent environmental consultants a “Phase I” environmental audit (which involves visual inspection but not soil or groundwater analysis) on all properties that we seek to acquire. We do not believe that any of our properties are subject to any material environmental contamination. However, no assurances can be given that:

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

In addition to laws and regulations relating to the protection of the environment, many other laws and governmental regulations are applicable to our properties, and changes in the laws and regulations, or in their interpretation by agencies and the courts, occur frequently. Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. In addition, the Fair Housing Amendments Act of 1988 (the “FHAA”) requires apartment communities first occupied after March 13, 1990, to be accessible to the handicapped. Non-compliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants. We believe that those of our properties to which the ADA and/or FHAA apply are substantially in compliance with present ADA and FHAA requirements.

Competition

Investing in and operating real estate is a very competitive business. We compete with other owners and developers of multi-family and commercial properties to attract tenants to our properties. Ownership of competing properties is diversified among other REITs, financial institutions, individuals and public and private companies who are actively engaged in this business. Our multi-family properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the areas in which our properties are located. Our commercial properties compete with other commercial properties for tenants. Additionally, we compete with other real estate investors, including other REITs, pension and investment funds, partnerships and investment companies, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price we pay in acquisitions. During the past two years, we have witnessed an unprecedented demand for quality investment real estate. This demand caused an escalation in price for all types of real estate. As a result, we were unable to purchase properties that will generate rates of return similar to those generated by properties we acquired in previous years. We expect that the levels of return to be achieved through our investment in existing and stabilized real estate will remain lower than in previous periods as long as interest rates remain at historically low levels. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe, however, that the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages that have in the past and will in the future allow us to operate our business successfully despite the competitive nature of our business.

Corporate Governance Initiatives

During fiscal year 2004, the Company’s Board of Trustees adopted several new policies and initiatives to further strengthen the Company’s corporate governance and increase the transparency of financial reporting. In response to the requirements of the Sarbanes-Oxley Act of 2002 and revised NASDAQ listing standards, the Board of Trustees took the following actions:

•	adopted or revised Charters for the Board’s Audit, Compensation, Executive and Nominating Committees;

•	adopted a Code of Conduct applicable to trustees, officers and employees, and a Code of Ethics for Senior Financial Officers;

•	established processes for shareholder communications with the Board of Trustees; and

•	established regular meetings of the independent trustees in executive sessions at which only the independent trustees are present.

Additionally, the Company’s Audit Committee established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by Company employees of concerns regarding accounting or auditing matters. The Audit Committee also adopted a policy requiring Audit Committee approval of all audit and non-audit services provided to the Company by the Company’s independent registered public accounting firm.

The Company will disclose any amendment to its Code of Ethics for Senior Financial officers on its website. In addition, in the event the Company waives compliance by any of the senior financial officers subject to the Code of ethics, the Company will post on its website within five business days the nature of the waiver, in satisfaction of its disclosure requirement under Item 10 of Form 8-K.

Website and Available Information

Our internet address is www.iret.com. We make available, free of charge, through the “SEC filings” tab under the Investor Relations section of our internet website, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Current copies of our Code of Conduct, Code of Ethics for Senior Financial Officers, and Charters for the Audit, Compensation, Executive and Nominating Committee of our Board of Trustees are also available on our website under the heading “Corporate Governance” in the Investor Relations section of our website. Copies of these documents are also available to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58701. Information on our internet website does not constitute part of this Annual Report on Form 10-K.

RISK FACTORS

Risks Related to Our Properties and Business

Our increasing ownership of commercial properties subjects us to different risks than our traditional base of multi-family residential properties. Historically, the assets in our investment portfolio consisted predominantly of multi-family residential properties. More recently, our investment activities have caused this balance to shift so that the percentage of commercial properties held in our portfolio has increased significantly. Within the past 24 months, approximately 86% of our property acquisitions, on a total asset value basis, have been commercial properties, due to the greater availability of these properties on terms that meet our financial and strategic objectives. Based on total asset value, commercial properties now comprise a majority of our real estate assets, with the majority of our commercial properties being located in the Minneapolis, Minnesota area. Based on current market conditions, we anticipate that the percentage of commercial properties that we may acquire will continue to significantly exceed the number of multi-family residential properties that we may acquire during the next twelve months.

Our historical experience in acquiring and operating multi-family residential properties may not be directly applicable to the acquisition and operation of commercial properties. Commercial properties involve different risks than multi-family residential properties, including:

•	direct exposure to business and economic downturns;

•	exposure to tenant lease terminations or bankruptcies; and

•	competition from real estate investors with greater experience in developing and owning commercial properties.

Our earnings may be negatively affected if we are not successful in our acquisition and operation of commercial properties.

Our geographic concentration in Minnesota and North Dakota may result in losses. For the fiscal year ended April 30, 2004, we received approximately 80% of our commercial gross revenue from commercial properties in Minnesota and approximately 9% of our commercial gross revenue from commercial properties in North Dakota. For that same period, we received approximately 20% of our multi-family residential gross revenue from multi-family residential properties in Minnesota and 29% of our multi-family gross revenue from multi-family properties in North Dakota. As of April 30, 2004, Minnesota accounted for approximately 79% of our commercial real estate portfolio and 22% of our multi-family residential real estate portfolio, as determined by total asset value, while North Dakota accounted for approximately 8% of our commercial real estate portfolio and 26% of our multi-family residential real estate portfolio.

As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.

The economic climate in Minnesota is highly dependent on the service, manufacturing and high technology industries. The North Dakota economy is dependent on the agricultural, government, business and personal services and wholesale and retail industries. Economic weakening, or lack of recovery from the recent weakness, in any of these industries may adversely affect the performance of our real estate portfolio by decreasing demand for rental space.

Approximately 68% of our assets in North Dakota, based on total asset value, are multi-family residential properties, which are dependent on a stable or growing population. During the past ten years, North Dakota’s population and total personal income have grown at slower rates than surrounding states and the nation as a whole. If this trend continues, we may experience difficulty in renting our properties at acceptable rates, which may result in a decrease in our net income and adversely affect our ability to make distributions to the holders of our shares of beneficial interest.

Increasing physical and economic vacancy rates and declining rental rates will negatively impact earnings. In the twelve months subsequent to April 30, 2004, leases covering approximately 10% of our annualized base rents will expire. At April 30, 2004, the economic occupancy of our commercial properties, on a stabilized property basis, was approximately 93%. “Economic Occupancy” is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing occupied units or square footage at contract rates, and vacant units or square footage at market rates. “Stabilized properties” are those properties that we have owned for the entirety of the periods being compared, and include properties that were redeveloped or expanded during the periods being compared. Properties purchased or sold during the periods being compared are excluded from our stabilized property analysis. If we are unable to rent or sell those properties that are vacant or affected by expiring leases, properties producing approximately 11% of our total commercial annualized base rents will be vacant within the next 12 months. Even greater vacancies will be created to the extent that a number of tenants, or any one significant tenant, file for bankruptcy protection and reject our leases. At April 30, 2004, the economic occupancy of our multi-family residential properties, on a stabilized property basis, was approximately 91%. Multi-family residential vacancies could increase from current levels due to general economic conditions, local economic or competitive conditions, the trend toward home ownership facilitated by low interest rates, unsatisfactory property management, the physical condition of our properties or other factors. Increased vacancies in both our commercial and multi-family residential properties will negatively impact our earnings, will cause a decline in the value of our real estate portfolio and may adversely affect our ability to make distributions to the holders of our shares of beneficial interest.

Economic occupancy levels for our stabilized commercial and multi-family residential properties have decreased over the past twelve months. Multi-family property economic occupancy rates (on a stabilized property basis) decreased to 91% for the twelve months April 30, 2004, from 91% for the twelve months ended April 30, 2003. Commercial property economic occupancy rates (on a stabilized property basis) decreased to 93% for the twelve months ended April 30, 2004 from 96% for the twelve months ended April 30, 2003. The decrease in economic occupancy rates of our multi-family residential properties does not reflect the concessions, such as free rent, that have been granted to attract new tenants to our multi-family residential properties. Concessions, on a multi-family residential stabilized property basis, were $2.58 million and $1.37 million for the twelve months ended April 30, 2004 and 2003, respectively, an increase of 88%.

Inability to manage our rapid growth effectively may adversely affect our operating results. Our total assets have increased from $570.3 million at April 30, 2001, to $1.08 billion at April 30, 2004, principally through the acquisition of additional real estate properties. Subject to our continued ability to raise equity capital and issue LP units of IRET Properties and identify suitable investment properties, we intend to continue our acquisition of real estate properties. Effective management of this level of growth will present challenges, including:

•	the need to expand our management team and staff;

•	the need to enhance internal operating systems and controls;

•	increased reliance on outside advisors and property managers; and

•	the ability to consistently achieve targeted returns.

If we are unable to effectively manage our growth, our operating results will be adversely affected.

Competition may negatively impact our earnings. We compete with many kinds of institutions, including other REITs, private partnerships, individuals, pension funds and banks, for tenants and investment opportunities. Many of these institutions are active in the markets in which we invest and have greater financial and other resources that may be used to compete against us. With respect to tenants, this competition may affect our ability to lease our properties, the price at which we are able to lease our properties and the cost of required renovations or build-outs. With respect to acquisition and development investment opportunities, this competition may cause us to pay higher prices for new properties than we otherwise would have paid, or may prevent us from purchasing a desired property at all.

An inability to continue to make accretive property acquisitions may adversely affect our ability to increase our operating income. From our fiscal year ended April 30, 2002, to our fiscal year ended April 30, 2004, our operating income decreased from $13.0 million to $11.9 million. Our basic and diluted net income per common share was $.24 as of April 30, 2004, compared to $.38 and $.42, respectively, as of April 30, 2003 and 2002. If we are unable to continue to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment or unavailability of capital, our ability to increase our operating income may be materially and adversely affected.

High leverage on our overall portfolio may result in losses. As of April 30, 2004, our ratio of total indebtedness to total net assets was approximately 178%. As of April 30, 2003 and 2002, our percentage of total indebtedness to total net assets was approximately 186% and 211%, respectively. Under our Second Restated Trustees’ Regulations (Bylaws) we may increase our total indebtedness up to 300% of net assets, or by an additional approximately $475 million. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our board of trustees and disclosed to the holders of our shares of beneficial interest in the next quarterly report, along with justification for any excess.

This amount of leverage may expose us to cash flow problems if rental income decreases. Under those circumstances, in order to pay our debt obligations we might be required to sell properties at a loss or be unable to make distributions to the holders of our shares of beneficial interest. A failure to pay amounts due may result in a default on our obligations and the loss of the property through foreclosure.

Our inability to renew, repay or refinance our debt may result in losses. We are subject to the normal risks associated with debt financing, including the risk that:

•	our cash flow will be insufficient to meet required payments of principal and interest;

•	we will not be able to renew, refinance or repay our indebtedness when due; and

•	the terms of any renewal or refinancing will be less favorable than the terms of our current indebtedness.

If we are unable to refinance our indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more of the properties on disadvantageous terms, which may result in losses to us. These losses could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The principal balance of our indebtedness in mortgage loans secured by individual commercial and residential properties totaled $633 million as of April 30, 2004. Of the outstanding mortgages, both fixed and variable, $15.1 million in principal amount came due during fiscal year 2004, $15.8 million in principal amount will come due during fiscal year 2005 and the remaining balance will come due in later fiscal years.

The cost of our indebtedness may increase. We have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2004, $42 million, or approximately 7%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements. The interest rates on our variable rate mortgages range from approximately 4% to approximately 8%. An increase of one percent in our variable interest rate would collectively increase our interest payments by $419,000 annually. In addition, portions of our fixed-rate indebtedness incurred for historical property acquisitions will come due on a periodic basis. For example, in each of our fiscal years ended April 30, 2005, 2006 and 2007, approximately $14.0 to $17.0 million of our fixed-rate debt will come due. Accordingly, increases in interest rates will increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.

Our current or future insurance may not protect us against possible losses. We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties at levels that we believe to be adequate. However, the coverage limits of our current or future policies may be insufficient to cover the full cost of repair or replacement of all potential losses. Moreover, this level of coverage may not continue to be available in the future or, if available, may be available only at unacceptable cost or with unacceptable terms.

Additionally, there may be certain extraordinary losses, such as those resulting from civil unrest, terrorism or environmental contamination, that are not generally, or fully, insured against because they are either uninsurable or not economically insurable. For example, we do not currently carry insurance against losses as a result of environmental contamination. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property. In any event, we would continue to be obligated on any mortgage indebtedness on the property. Any loss could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.

We have significant investments in medical properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty medical properties (including assisted living facilities) and may acquire more in the future. As of April 30, 2004, our real estate portfolio consisted of 28 medical properties, having a total asset value of $171 million, or approximately 16% of the total asset value of our entire real estate portfolio based on the dollar amount of our original investment plus capital improvements. The healthcare industry is currently experiencing changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our medical property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. These factors may adversely affect the economic performance of some or all of our medical services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

Adverse changes in applicable laws may affect our potential liabilities relating to our properties and operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to all tenants in the form of higher rents. As a result, any increase may adversely affect our cash available for distribution, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Similarly, changes in laws that increase the potential liability for environmental conditions existing on properties, that increase the restrictions on discharges or other conditions or that affect development, construction and safety requirements may result in significant unanticipated expenditures that could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family residential properties may reduce rental revenues or increase operating costs.

Complying with laws benefiting disabled persons may affect our costs and investment strategies. Federal, state and local laws and regulations designed to improve disabled person’s access to and use of buildings, including the Americans with Disabilities Act, may require modifications to, or restrict renovations of, existing buildings. Additionally, these laws and regulations may require that structural features be added to buildings under construction. Any legislation or regulations that may be adopted in the future may impose further burdens or restrictions on us with respect to improved access to, and use of these buildings by, disabled persons. The costs of complying with these laws and regulations may be substantial and limits or restrictions on construction, or the completion of required renovations, may limit the implementation of our investment strategy or reduce overall returns on our investments. This could have an adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.

We may be responsible for potential liabilities under environmental laws. Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, hazardous or toxic substances in, on, around or under that property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of these substances, or the failure to properly remediate any property containing these substances, may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow funds using the property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal of, or remediation of, these substances at that disposal or treatment facility, whether or not the facility is owned or operated by that person. In connection with our current or former ownership (direct or indirect), operation, management, development and/or control of real properties, we may be potentially liable for removal or remediation costs with respect to hazardous or toxic substances as those properties, as well as certain other costs, including governmental fines and claims for injuries to persons and property. A finding of liability for an environmental condition as to any one or more properties could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.

It is currently our policy to obtain a Phase I environmental study on each property that we seek to acquire. If the Phase I indicates any possible environmental problems, it is our policy is to order a Phase II study, which involves testing the soil and ground water for actual hazardous substances. However, Phase I and Phase II environmental studies, or any other environmental studies undertaken with respect to any of our current or future properties, may not reveal the full extent of potential environmental liabilities. We currently do not carry insurance for environmental liabilities.

We may be unable to retain or attract qualified management. We are dependent upon our senior officers for essentially all aspects of our business operations. Our senior officers have experience in the specialized business segments in which we operate and the loss of them would likely have a material adverse effect on our operations. We do not have employment contracts with any of our senior officers. As a result, any senior officer may terminate his or her relationship with us at any time, without providing advance notice. The location of our corporate headquarters in Minot, North Dakota, may make it more difficult and expensive to attract, relocate and retain current and future officers and employees.

Risks Related to Our Structure and Organization

We may incur tax liabilities as a consequence of failing to qualify as a REIT. Although our management believes that we are organized and have operated and are operating in such a manner to qualify as a “real estate investment trust,” as that term is defined under the Internal Revenue Code, we may not in fact have operated, or may not be able to continue to operate, in a manner to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and further involves the determination of factual matters and circumstances not entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to the holders of our shares of beneficial interest aggregating annually at least 90% of our REIT taxable income (excluding net capital gains). Thus, to the extent revenues from non-qualifying sources, such as income from third-party management, represents more than five percent of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions contained in the Internal Revenue Code apply. Even if relief provisions apply, however, a tax would be imposed with respect to excess net income. Additionally, if IRET Properties, our operating partnership or one or more of our subsidiaries is determined to be taxable as a corporation, we may fail to qualify as a REIT. Either our failure to qualify as a REIT, for any reason, or the imposition of taxes on excess net income from non-qualifying sources, could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Furthermore, new legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.

If we failed to qualify as a REIT, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, unless entitled to relief under applicable statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification. This treatment would reduce funds available for investment or distributions to the holders of our shares of beneficial interest because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make distributions to holders of our common shares. To the extent that distributions to the holders of our shares of beneficial interest would have been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax.

Certain provisions of our Third Restated Declaration of Trust may limit a change in control and deter a takeover. In order to maintain our qualification as a REIT, our Third Restated Declaration of Trust provides that any transaction, other than a transaction entered into through the NASDAQ National Market or other similar exchange, that would result in our disqualification as a REIT under Section 856 of the Internal Revenue Code, including any transaction that would result in (i) a person owning in excess of the ownership limit, which as of the date of this annual report is 9.8%, in number or value, of our outstanding shares of beneficial interest, (ii) less than 100 people owning our shares of beneficial interest, (iii) our being “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, or (iv) 50% or more of the fair market value of our shares of beneficial interest being held by persons other than “United States persons,” as defined in Section 7701(a)(30) of the Internal Revenue Code, will be void ab initio. If the transaction is not void ab initio, then the shares of beneficial interest in excess of the ownership limit, that would cause us to be closely held, that would result in 50% or more of the fair market value of our shares of beneficial interest to be held by persons other than United States persons or that otherwise would result in our disqualification as a REIT, will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our board of trustees. These limitations may have the effect of preventing a change in control or takeover of us by a third party, even if the change in control or takeover would be in the best interests of the holders of our shares of beneficial interest.

Our board of trustees may make changes to our major policies without approval of the holders of our shares of beneficial interest. Our major policies, including policies relating to development, acquisitions, financing, growth, debt capitalization and distributions, are determined by our board of trustees. Our board of trustees may amend or revoke those policies, and other policies, without advance notice to, or the approval of, the holders of our shares of beneficial interest.

Item 2. Properties

IRET is a qualified REIT under Section 856-858 of the Code, and is in the business of owning, leasing, developing and acquiring real estate properties. Except for certain commercial properties managed by our Minneapolis office, these real estate investments are generally managed by third-party professional real estate management companies on our behalf.

Total Real Estate Rental Revenue

As of April 30, 2004, our real estate portfolio consisted of 69 multi-family residential properties and 142 commercial properties, comprising 40% and 60%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements through April 30, 2004. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

	Multi-Family
	Residential		Commercial
(in thousands)	Gross Revenue	%	Gross Revenue	%	Total Revenue
2004	$62,964	45%	$77,260	55%	$140,224
2003	$59,653	50%	$58,878	50%	$118,531
2002	$58,347	65%	$32,008	35%	$90,355

Economic Occupancy Rates

Economic occupancy rates are shown below for each property type in each of the three most recent fiscal years ended April 30. We define “economic occupancy” as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing occupied units or square footage at contract rates and vacant units or square footage at market rates. In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases. Leases on commercial properties vary from month-to-month to 20 years.

	2004	2003	2002
Multi-Family Residential Economic Occupancy	90.1%	91.2%	94.4%
Commercial Economic Occupancy	92.9%	95.4%	97.9%

Certain Lending Requirements

In certain instances, in connection with the acquisition of investment properties, the lender financing such properties may require, as a condition of the loan, that the properties be owned by a “single asset entity.” Accordingly, we have organized eleven wholly-owned subsidiary corporations, and IRET Properties has organized several limited partnerships, for the purpose of holding title in an entity that complies with such lending conditions. All financial statements of these subsidiaries are consolidated into our financial statements.

Management of Our Real Estate Assets

The day-to-day management of our real estate assets is handled by third-party professional real estate management companies. Day-to-day management activities include the negotiation of potential leases, the preparation of proposed operating budgets, and the supervision of routine maintenance and capital improvements that have been authorized by us. All activities relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and are then implemented by the third-party property management companies.

As of April 30, 2004, we had property management contracts with the following companies:

A & L Properties, Inc., Duluth, MN
Bayport Properties, Minneapolis, MN
Builder’s Management & Investment Co., Fargo, ND
Colliers Turley Martin Tucker, Inc., Minneapolis, MN and Jamestown, ND
Coast Management, Boise, ID, and Everett, WA
Coldwell Banker First Realty, Fargo, ND
ConAm, Plano, TX and Aurora, CO
Dakota Commercial, Grand Forks, ND
Ferguson Commercial Real Estate Services, Des Moines, IA
Frauenshuh Companies, Inc., St. Paul, MN
Hoyt Properties, Inc., Minnetonka, MN
Inland Companies, Milwaukee, MN
Investors Management & Marketing, Inc., Minot, ND
Illies Nohave Heinen Property Management, St. Cloud, MN
Kahler Property Management, Rapid City, SD
Northco, Inc., Minneapolis, MN
Opus Northwest Management, L.L.C., Minnetonka, MN and Minneapolis, MN
R.A. Morton & Associates, St. Cloud, MN and Sauk Rapids, MN
Remada Companies, Minnetonka, MN
Sundance Company, Boise, ID
United Properties, Minneapolis, MN
Weis Management, Rochester, MN

With the exception of Hoyt Properties, Inc., none of the companies engaged to provide property management services is affiliated with us, our officers or members of our Board of Trustees. Hoyt Properties, Inc. is owned 100.0% by Steven B. Hoyt, a member of our Board of Trustees, and his wife. Hoyt Properties, Inc. manages, pursuant to written management contracts, the commercial buildings that we acquired from Mr. Hoyt.

In July 2004, a former principal of Bayport Properties joined us as a Vice President, Asset Management, with responsibility for the management of certain of our commercial properties, primarily located in the Minneapolis area.

Generally, all of our management contracts provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less or upon the property manager’s failure to meet certain specified financial performance goals.

With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, brokers may receive a commission of up to 7.0% of the total rent to be paid over the term of the lease. This commission rate is the industry standard, which we believe is commercially reasonable.

Summary of Real Estate Investment Portfolio

As of April 30, (in thousands)	2004	%	2003	%
Real Estate Investments
Real Estate Owned	$1,103,428		$919,781
Less Accumulated Depreciation	(100,250)		(75,639)

	$1,003,178	99.5%	$844,142	99.9%
Mortgage Loans Receivable	4,893	.5%	1,183	.1%

Total Real Estate Investments	$1,008,071	100%	$845,325	100%

Summary of Individual Properties Owned as of April 30, 2004

The following table presents information regarding our 211 properties owned as of April 30, 2004. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Occupancy rates given are the average economic occupancy rates for the fiscal year ended April 30, 2004:

(N/A = Property held less than 12 months)

(* = Real estate not owned in fee; leased under a ground lease)

			Fiscal 2004
		(in thousands)	Economic
Property Name and Location	Units	Investment	Occupancy
MULTI-FAMILY RESIDENTIAL
408 1st Street SE — Minot, ND	0	$47	100.0%
Applewood on the Green — Omaha, NE	234	12,024	76.9%
Beulah Condos — Beulah, ND	26	434	52.3%
Bison Properties — Carrington, ND	35	666	72.1%
Brookfield Village — Topeka, KS	160	7,434	N/A
Candlelight Apartments — Fargo, ND	66	1,670	99.1%
Canyon Lake Apartments — Rapid City, SD	109	4,304	88.7%
Castle Rock — Billings, MT	165	6,163	85.8%
Century Apartments — Williston, ND	192	4,536	94.0%
Chateau Apartments — Minot, ND	64	2,734	97.3%
Clearwater — Boise, ID	60	3,924	92.0%
Colton Heights — Minot, ND	18	992	97.1%
Connelly Estates — Burnsville, MN	240	14,200	N/A
Cottonwood Lake I — Bismarck, ND	67	4,572	86.3%
Cottonwood Lake II — Bismarck, ND	67	4,326	88.4%
Cottonwood Lake III — Bismarck, ND	67	4,787	90.7%
Country Meadows Phase I — Billings, MT	67	4,311	94.1%
Country Meadows Phase II — Billings, MT	67	4,465	93.2%
Crestview Apts — Bismarck, ND	152	5,251	89.1%
Crown Colony — Topeka, KS	220	11,190	92.5%
Dakota Arms — Minot, ND	18	658	98.2%
Dakota Hill at Valley Ranch — Irving, TX	504	38,435	93.9%
East Park Apartments — Sioux Falls, SD	84	2,659	89.3%
Eastgate Properties — Moorhead, MN	116	2,732	92.4%
Forest Park Estates — Grand Forks, ND	270	8,146	98.3%
Heritage Manor — Rochester, MN	182	8,061	80.3%
Ivy Club — Vancouver, WA	204	13,430	87.2%
Jenner Properties — Grand Forks, ND	90	2,015	97.8%
Kirkwood Apartments — Bismarck, ND	108	3,914	92.5%
Lancaster Apartments — St. Cloud, MN	84	3,407	73.4%
Legacy Apartments I — Grand Forks, ND	116	7,312	99.4%
Legacy Apartments II & III — Grand Forks, ND	67	3,894	99.5%

			Fiscal 2004
		(in thousands)	Economic
Property Name and Location	Units	Investment	Occupancy
Legacy IV — Grand Forks, ND	67	6,743	99.3%
Legacy V — Grand Forks, ND	**	351	N/A
Legacy VI — Grand Forks, ND	**	230	N/A
Legacy VII — Grand Forks, ND	**	230	N/A
Lonetree Apartments — Harvey, ND	12	260	64.1%
Magic City Apartments — Minot, ND	200	4,916	95.9%
Meadows Phase I — Jamestown, ND	27	1,841	99.7%
Meadows Phase II — Jamestown, ND	27	1,930	98.0%
Meadows Phase III — Jamestown, ND	27	2,201	99.6%
Miramont — Fort Collins, CO	210	14,881	94.2%
Monticello Apartments — Monticello, MN	60	4,265	N/A
Neighborhood Apartments — Co. Springs, CO	192	12,148	91.1%
North Pointe — Bismarck, ND	49	2,413	91.2%
Oakmont Apartments — Sioux Falls, SD	80	5,317	76.7%
Olympic Village — Billings, MT	274	12,314	97.9%
Oxbow — Sioux Falls, SD	120	5,215	89.8%
Park East Apartments — Fargo, ND	122	5,357	96.6%
Park Meadows I — Waite Park, MN	120	6,040	75.0%
Park Meadows II & III — Waite Park, MN	240	6,919	73.0%
Parkway Apartments — Beulah, ND	36	215	49.9%
Pebble Springs — Bismarck, ND	16	789	97.9%
Pine Cone Apartments — Fort Collins, CO	195	13,805	91.1%
Pinehurst Apartments — Billings, MT	21	775	99.2%
Pointe West Apartments — Rapid City, SD	90	4,616	96.3%
Prairie Winds Apartments — Sioux Falls, SD	48	2,099	86.7%
Prairiewood Meadows — Fargo, ND	85	3,068	89.1%
Remada Court Apartments — Eagan, MN	115	6,758	N/A
Ridge Oaks Apartments — Sioux City, IA	132	4,852	86.6%
Rimrock Apartments — Billings, MT	78	4,026	97.5%
Rocky Meadows 96 - Billings, MT	98	6,829	94.4%
Rosewood/Oakwood — Sioux Falls, SD	160	6,013	82.6%
Sherwood Apartments — Topeka, KS	300	16,597	90.2%
South Pointe — Minot, ND	195	10,486	96.0%
Southview Apartments — Minot, ND	24	771	97.4%
Southwind Apartments — Grand Forks, ND	164	6,340	98.2%
Sunset Trail Phase I — Rochester, MN	73	7,103	82.0%
Sunset Trail Phase II — Rochester, MN	73	7,593	78.5%
Sweetwater Properties — Devils Lake, ND	90	1,774	82.1%
Sycamore Village Apartments — Sioux Falls, SD	48	1,508	78.5%
Thomasbrook — Lincoln, NE	264	10,393	92.7%
Valley Park Manor — Grand Forks, ND	168	5,428	97.4%
Van Mall Woods — Vancouver, WA	100	6,336	95.5%
West Stonehill — St. Cloud, MN	313	13,218	90.3%
Westwood Park — Bismarck, ND	64	2,433	93.2%
Winchester/Village Green — Rochester, MN	151	9,067	N/A
Woodridge Apartments — Rochester, MN	108	7,016	93.4%

TOTAL MULTI-FAMILY RESIDENTIAL	8,955	$446,172

** Property not placed in service at April 30, 2004. Additional costs are still to be incurred.

	Approximate	(in	Fiscal 2004
	Net Rentable	thousands)	Economic
Property Name and Location	Square Footage	Investment	Occupancy
OFFICE BUILDINGS
1st Avenue Building — Minot, ND	15,357	$548	40.6%
17 South Main — Minot, ND	3,250	102	50.7%
401 South Main — Minot, ND	8,597	628	49.8%
2030 Cliff Road — Eagan, MN	13,374	983	100.0%
Ameritrade — Omaha, NE	73,742	8,349	100.0%
Benton Business Park — Sauk Rapids, MN	30,464	1,613	N/A
Bloomington Business Plaza — Bloomington, MN	121,064	7,589	97.6%
Brenwood — Minnetonka, MN	176,917	14,419	82.8%
Brown Deer Road — Milwaukee, WI	175,610	13,911	N/A
Burnsville Bluffs — Burnsville, MN	45,158	2,799	100.0%
Central Bank Office — Eden Prairie, MN	39,525	4,660	92.8%
Chiropractor Office Building — Greenwood, MN	1,600	334	100.0%
Cold Spring Center — St. Cloud, MN	77,533	8,610	97.8%
Conseco Building — Rapid City, SD	75,815	7,047	0.0%
Dewey Hill Business Center — Edina, MN	73,338	4,939	94.4%
Flying Cloud Drive — Eden Prairie, MN	62,585	5,773	93.5%

	Approximate		Fiscal 2004
	Net Rentable	(in thousands)	Economic
Property Name and Location	Square Footage	Investment	Occupancy
OFFICE BUILDINGS — continued
Golden Hills Office Center — Golden Valley, MN	190,758	$27,588	N/A
Great Plains Software — Fargo, ND	122,040	15,376	100.0%
Interlachen Corp Center — Eagan, MN	105,084	16,724	100.0%
Mendota Center I — Mendota Heights, MN	59,852	7,040	87.8%
Mendota Center II — Mendota Heights, MN	88,398	11,556	95.5%
Mendota Center III — Mendota Heights, MN	60,776	6,750	99.7%
Mendota Center IV — Mendota Heights, MN	72,231	8,705	100.0%
Mendota Northland Ctr. — Mendota Hts., MN	146,808	17,660	N/A
Metris – Duluth, MN	20,000	2,951	N/A
Minnesota National Bank — Duluth, MN	27,000	2,107	100.0%
Hospitality Associates — Minnetonka, MN	4,000	401	100.0%
Nicollett VII — Burnsville, MN	125,385	7,382	100.0%
Northgate II — Maple Grove, MN	25,999	2,365	100.0%
Pillsbury Business Center — Edina, MN	42,220	1,842	73.2%
Plaza VII — Boise, ID	27,297	3,400	83.5%
Plymouth IV & V — Plymouth, MN	126,809	14,888	100.0%
Southeast Tech Center — Eagan, MN	58,300	6,117	100.0%
TCA Building — Eagan, MN	106,207	12,552	N/A
Three Paramount Plaza — Bloomington, MN	75,526	7,869	83.6%
Thresher Square East — Minneapolis, MN	57,891	6,565	86.5%
Thresher Square West — Minneapolis, MN	54,945	4,562	58.7%
UHC Office — International Falls, MN	30,000	2,502	N/A
Viromed — Eden Prairie, MN	48,700	4,864	100.0%
Wayroad — Minnetonka, MN	62,383	5,503	100.0%
West River Business Park — Waite Park, MN	24,000	1,517	N/A
Westgate — Boise, ID	103,332	11,668	100.0%
Wirth Corp Center — Golden Valley, MN	75,216	8,644	100.0%

TOTAL OFFICE BUILDINGS	2,935,086	$301,402

INDUSTRIAL
API Building — Duluth, MN	35,000	$2,002	N/A
Dixon Avenue Industrial Park — Des Moines, IA	604,711	12,904	85.2%
Lexington Commerce Center — Eagan, MN	89,840	5,831	85.8%
Lighthouse — Duluth, MN	59,600	2,117	N/A
Lindberg/Bodycote — Eden Prairie, MN	41,880	2,152	100.0%
Metal Improvement Co. — New Brighton, MN	49,620	2,449	100.0%
Stone Container — Fargo, ND	195,075	7,141	100.0%
Stone Container — Roseville, MN	229,072	8,250	100.0%
Stone Container — Waconia, MN	29,440	1,667	68.6%
Wilson’s Leather — Brooklyn Park, MN	353,049	13,053	100.0%
Winsted/Sterner Lighting — Winsted, MN	38,000	1,007	91.7%

TOTAL INDUSTRIAL	1,725,287	$58,573

	Approximate		Fiscal 2004
	Net Rentable	(in thousands)	Economic
Property Name and Location	Square Footage	Investment	Occupancy
RETAIL
Anoka Strip Center — Anoka, MN	10,625	$731	100.0%
Arrowhead Shopping Center — Minot, ND	76,424	3,097	95.5%
Barnes & Noble — Fargo, ND	30,000	3,275	100.0%
Barnes & Noble — Omaha, NE	27,500	3,699	100.0%
Buffalo Mall — Jamestown, ND	213,271	4,625	N/A
Carmike Theatre — Grand Forks, ND	28,528	2,546	100.0%
Champion Auto — Forest Lake, MN	6,836	498	100.0%
Checkers Auto — Faribault, MN	5,600	340	100.0%
Checkers Auto — Rochester, MN	6,225	440	100.0%
Denfeld Retail Center — Duluth, MN	36,542	5,184	N/A
Dilly Lily — St. Louis Park, MN	3,444	345	100.0%
Eagan PDQ — Eagan, MN	3,886	782	100.0%
Eagan Retail Center I — Eagan, MN	5,400	515	100.0%
Eagan Retail Center II — Eagan, MN	13,901	1,358	100.0%
East Grand Station — East Grand Forks, MN	16,103	1,392	100.0%
Ernst Home Center — Kalispell, MT	52,000	2,500	100.0%
Evergreen Shopping Center — Pine City, MN	63,225	2,937	95.6%
Excelsior Retail Center — Excelsior, MN	7,993	918	95.1%
Express Shopping Center — Fargo, ND	30,227	1,427	100.0%
Interstate Bakery — Mounds View, MN	4,560	290	100.0%
Inver Grove Center — PDQ — I. Grove Hgts., MN	8,400	947	100.0%
Jamestown Mall — Jamestown, ND	99,403	1,396	65.9%
Lakeville Retail Center — Lakeville, MN	9,500	1,964	49.8%
Maplewood Square — Rochester, MN	118,398	11,907	75.8%
MedPark Mall — Grand Forks, ND	59,177	5,663	96.8%
Minot Plaza — Minot, ND	11,020	522	100.0%
Pamida — Ladysmith, WI	41,000	1,500	100.0%
Pamida — Livingston, MT	41,200	1,800	100.0%
PDQ Center — Mound, MN	3,864	360	100.0%
Petco Warehouse — Fargo, ND	18,040	1,279	100.0%
Plaza Shopping Center — Schofield, WI	53,764	1,775	80.9%
PDQ Center — Prior Lake, MN	6,800	976	100.0%
Prior Lake Peak — Prior Lake, MN	4,200	482	100.0%
Sam Goody/Musicland — Willmar, MN	6,225	408	100.0%
South Pond Retail Center — Champlin, MN	25,400	3,725	N/A
Strip Center I — Burnsville, MN	8,526	996	89.2%
Strip Center II — Burnsville, MN	8,400	777	58.7%
Thomasville — Kentwood, MI	16,080	2,121	100.0%
Former Tom Thumb — Andover, MN	3,000	280	100.0%
Former Tom Thumb — Bethel, MN	4,800	510	100.0%
Former Tom Thumb — Blaine, MN	8,750	534	69.3%
Former Tom Thumb — Buffalo, MN	7,700	471	100.0%
Former Tom Thumb — Centerville, MN	3,000	330	100.0%

	Approximate		Fiscal 2004
	Net Rentable	(in thousands)	Economic
Property Name and Location	Square Footage	Investment	Occupancy
RETAIL – continued
Former Tom Thumb — Glencoe, MN	4,800	$530	91.7%
Former Tom Thumb — Ham Lake, MN	4,800	535	100.0%
Former Tom Thumb — Howard Lake, MN	3,571	380	100.0%
Former Tom Thumb — Lakeland, MN	3,650	443	100.0%
Former Tom Thumb — Lindstrom, MN	4,000	321	100.0%
Former Tom Thumb — Lino Lakes, MN	6,325	452	100.0%
Former Tom Thumb — Long Prairie, MN	5,216	700	100.0%
Former Tom Thumb — Monticello, MN	3,575	856	100.0%
Former Tom Thumb — Mora, MN	3,571	300	100.0%
Former Tom Thumb — Oakdale, MN	6,266	739	100.0%
Former Tom Thumb — Paynesville, MN	4,800	365	100.0%
Former Tom Thumb — Pine City, MN	4,800	440	100.0%
Former Tom Thumb — Shoreview, MN	3,000	330	100.0%
Former Tom Thumb — Winsted, MN	3,571	411	50.0%
Tool Crib — Duluth, MN	15,597	2,016	N/A
West Lake Center — Forest Lake, MN	100,656	8,097	100.0%
West Village Center — Chanhassen, MN	135,969	20,774	96.3%
Westgate Shopping Center — St. Cloud, MN	104,928	7,800	N/A

TOTAL RETAIL	1,628,032	$123,111

MEDICAL
Abbott Northwest — Sartell, MN	60,095	$13,866	95.7%
Airport Medical — Bloomington, MN*	24,218	4,678	100.0%
Denfeld Clinic — Duluth, MN	20,512	3,337	N/A
Edgewood Vista — Belgrade, MT	5,100	453	100.0%
Edgewood Vista — Columbus, NE	5,100	455	100.0%
Edgewood Vista — Phase III — Duluth, MN	119,349	11,709	100.0%
Edgewood Vista — East Grand Forks, MN	16,392	1,430	100.0%
Edgewood Vista — Fremont, NE	6,042	552	100.0%
Edgewood Vista — Grand Island, NE	5,100	455	100.0%
Edgewood Vista — Hastings, NE	6,042	572	100.0%
Edgewood Vista — Kalispell, MT	5,895	588	100.0%
Edgewood Vista — Minot, ND	97,821	6,271	100.0%
Edgewood Vista — Missoula, MT	10,150	963	100.0%
Edgewood Vista — Omaha, NE	6,042	642	100.0%
Edgewood Vista — Virginia, MN	70,313	7,070	100.0%
Edgewood Vista — Phase II — Virginia, MN	76,870	5,111	N/A
Fresenius — Duluth, MN	9,052	1,803	N/A
Gateway Clinic — Sandstone, MN*	12,444	1,900	N/A
Healtheast Med Ctr. — Woodbury & St. Johns, MN	114,316	21,601	100.0%
Mariner Clinic — Superior, WI*	28,928	4,101	N/A

	Approximate		Fiscal 2004
	Net Rentable	(in thousands)	Economic
Property Name and Location	Square Footage	Investment	Occupancy
MEDICAL — continued
Park Dental — Brooklyn, MN	10,008	2,952	100.0%
Pavilion II — Duluth, MN	74,800	19,517	N/A
Paul Larson Clinic — Edina, MN	12,140	1,013	46.6%
Southdale Expansion — Edina, MN*	0	12,733	88.5%
Southdale Medical Center — Edina, MN*	195,983	32,924	83.0%
UH Medical — St. Paul, MN	43,046	7,605	100.0%
Wedgwood Sweetwater – Lithia Springs, GA	29,408	3,972	100.0%
Wells Clinic — Hibbing, MN	18,810	2,903	N/A

TOTAL MEDICAL	1,083,976	$171,176

UNDEVELOPED LAND
Andover, MN	$0	$150
Centerville, MN	0	102
Cottonwood Lake IV — Bismarck, ND	0	264
Inver Grove, MN	0	563
Kalispell, MT	0	1,412
Libby, MT	0	151
Long Prairie, MN	0	150
River Falls, WI	0	202

TOTAL UNDEVELOPED LAND	0	$2,994
TOTAL UNITS	8,955

TOTAL SQUARE FOOTAGE	7,372,381

TOTAL INVESTMENTS		$1,103,428

Mortgages Payable

As of April 30, 2004, individual first mortgage liens on the above properties totaled $633 million. Of the $633 million of mortgage indebtedness on April 30, 2004, $42 million is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. The balance of fixed rate mortgages totaled $591 million. Principal payments due on our mortgage indebtedness are as follows:

Mortgage
Year Ended April 30, (in thousands)	Principal
2005	$15,789
2006	17,098
2007	19,194
2008	44,829
2009	42,744
Later Years	493,470

Total	$633,124

Future Minimum Lease Payments

The future minimum lease payments to be received under leases for commercial properties as of April 30, 2004, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30, (in thousands)	Lease Payments
2005	$57,602
2006	52,402
2007	46,465
2008	39,273
2009	33,749
Thereafter	207,093

$436,584

Capital Expenditures

Each year we carefully review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2004, we spent approximately $20.2 million on capital improvements.

Contracts or Options to Sell

As of April 30, 2004, we had signed an agreement for the sale of our Fargo, North Dakota, Petco and Barnes & Noble store locations, for a total sales price of approximately $6.75 million. This sale closed on July 2, 2004. We have, in addition, granted options to purchase certain of our properties to various third parties. In general, these options grant the right to purchase certain IRET assets at the greater of such asset’s appraised value or an annual compounded increase of 2.0% to 2.5% of the initial cost to us. In addition to options granted to third parties, we have also granted an option to Charles Wm. James to purchase our Excelsior Retail Center. Mr. James is currently an officer and member of our Board of Trustees. The option exercise price is equal to the price paid by us for the property, plus an annual consumer price index increase. Our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

	(in thousands)	(in thousands) Gross Rental Revenue
Property	Property Cost	2004	2003	2002
East Grand Station — EGF, MN	$1,392	$152	$152	$152
Edgewood Vista — Belgrade, MT	453	49	49	49
Edgewood Vista — Columbus, NE	456	49	49	49
Edgewood Vista — Duluth, MN	11,709	1,278	1,246	770
Edgewood Vista — EGF, MN	1,430	181	155	155
Edgewood Vista — Fremont, NE	552	59	59	59
Edgewood Vista — Grand Island, NE	456	49	49	49
Edgewood Vista — Hastings, NE	572	61	61	60
Edgewood Vista — Kalispell, MT	588	62	62	62
Edgewood Vista — Minot, ND	6,271	783	762	681
Edgewood Vista — Missoula, MT	963	120	120	114
Edgewood Vista — Omaha, NE	641	67	67	67
Edgewood Vista — Virginia, MN	12,182	893	759	0
Excelsior Retail Center - Excelsior, MN	917	129	22	0
Great Plains Software — Fargo, ND	15,375	1,875	1,875	1,875
Healtheast — Woodbury & Maplwd, MN	21,601	1,948	1,917	1,917
Wedgwd Sweetwater — L. Springs, GA	3,972	502	475	436

TOTAL	$79,530	$8,257	$7,879	$6,495

Commercial and Multi-Family Residential Properties by State

The following table presents, as of April 30, 2004, an analysis by state of each of the two major categories of properties owned by us — multi-family residential and commercial:

Total Real Estate Investment By Type and Location

	(in thousands)
	Multi-Family
State	Residential	Commercial	Total	% of Total
Minnesota	$96,379	$517,904	$614,283	55.7%
North Dakota	113,991	53,896	167,887	15.2%
Montana	38,882	7,867	46,749	4.2%
Colorado	40,834	—	40,834	3.7%
South Dakota	31,731	7,047	38,778	3.5%
Texas	38,436	—	38,436	3.5%
Nebraska	22,418	14,724	37,142	3.4%
Kansas	35,222	—	35,222	3.2%
All Other States	28,542	55,555	84,097	7.6%

Total	$446,435	$656,993	$1,103,428	100.0%

Item 3. Legal Proceedings

In the ordinary course of our operations we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that would have a material impact upon us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter of the fiscal year ended April 30, 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Quarterly Share and Distribution Data

Since April 9, 2002, our common shares of beneficial interest (“Shares”) have traded on the NASDAQ National Market under the symbol IRETS. Prior to April 9, 2002, and from October of 1997, our Shares traded on the NASDAQ SmallCap Market. On July 7, 2004, the last reported sales price per share of our Shares on the NASDAQ National Market was $10.05. The following table sets forth the quarterly high and low closing sales prices per share of our Shares as reported on the NASDAQ National Market, and the distributions per share and limited partnership unit declared with respect to each period.

			Distributions
			Declared
			(per share
Quarter Ended	High	Low	and unit)
2004
April 30, 2004	$10.5	$9.36	$0.1600
January 31, 2004	10.7	9.88	0.1595
October 31, 2003	10.48	9.69	0.1590
July 31, 2003	10.805	9.28	0.1585

			Distributions
			Declared
			(per share
Quarter Ended	High	Low	and unit)
2003
April 30, 2003	$10.00	$8.98	$0.1580
January 31, 2003	11.00	9.66	0.1570
October 31, 2002	11.00	9.05	0.1560
July 31, 2002	11.90	8.55	0.1540

It is IRET’s policy to pay quarterly distributions to our common shareholders, at the discretion of our Board of Trustees, based on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deems relevant. Since July 1, 1971, IRET has paid quarterly cash distributions in the months of January, April, July and October.

Shareholders

As of July 7, 2004, the Company had approximately 4,743 shareholders of record, and 42,279,703 common shares of beneficial interest (plus 12,251,159 limited partnership units convertible into 12,251,159 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal year ended April 30, 2004, we issued an aggregate of 357,478 common shares to holders of LP Units of IRET Properties upon redemption and conversion of an aggregate of 357,478 LP Units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2004, except for repurchases of nominal amounts of fractional shares, at shareholder request.

Item 6. Selected Financial Data for Fiscal Years Ended April 30

Set forth below is selected financial data on a historical basis for the Company. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Form 10-K.

	(in thousands, except per share data)
	2004	2003	2002	2001	2000
Consolidated Income Statement Data
Revenue	$140,505	$118,765	$90,570	$75,767	$55,445
Income before gain/loss on property and minority interest	$12,253	$15,699	$14,108	$10,188	$8,549
Gain on sale of land, properties and other investments	$662	$1,595	$547	$602	$1,754
Minority interest portion of operating partnership income	$(2,744)	$(3,640)	$(3,675)	$(2,095)	$(1,495)
Net income	$9,440	$12,248	$10,600	$8,694	$8,808
Consolidated Balance Sheet Data
Total real estate investments	$1,008,071	$845,325	$685,347	$548,580	$418,216
Total assets	1,076,317	885,681	730,209	570,322	432,978
Mortgages payable	633,124	539,397	459,569	368,957	265,057
Shareholders’ equity	278,629	214,761	145,578	118,945	109,921
Consolidated Per Common Share Data (basic and diluted)
Net Income	$.24	$.38	$.42	$.38	$.42
Distributions	$.64	$.63	$.59	$.55	$.51

CALENDAR YEAR	2003	2002	2001	2000	1999
Tax status of distribution
Capital gain	3.88%	0.00%	0.00%	.72%	30.30%
Ordinary income	58.45%	68.29%	65.98%	86.76%	69.70%
Return of capital	37.67%	31.71%	34.02%	12.52%	0.00%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2004.

Overview

We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2004, our real estate portfolio consisted of 69 multi-family residential properties containing 8,955 apartment units and having a total carrying amount (net of accumulated depreciation) of $385 million, and 142 commercial properties containing approximately 7.4 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $618 million. Our primary source of income and cash is rents associated with multi-family residential and commercial leases.

During fiscal year 2004, IRET continued to operate in a difficult economic environment. Unemployment rates in our core markets, job growth at a pace slower than anticipated, continued low interest rates and an abundant supply of housing and commercial property alternatives all contributed to increased vacancy levels at our multi-family and commercial properties, lower rental income and increased costs for tenant concessions. In addition, identifying potential acquisition properties that met our investment criteria continued to be a challenge during fiscal year 2004. The slow economy, combined with a widespread demand for real estate from traditional and non-traditional investors, resulted in a significant reduction in the investment returns from all types of real estate. In response to these operating conditions, during fiscal year 2004 IRET was able to implement only modest rental rate increases at certain of our multi-family and commercial properties, and relied on a greater use of rent and other tenant concessions in order to improve occupancy rates.

During fiscal year 2004, vacancy levels in our stabilized multi-family residential and commercial properties continued to increase, to 9.5% compared to 8.8% at the end of fiscal year 2003 in the case of our multi-family portfolio, and to 6.7% from 3.6% at the end of fiscal year 2003 in the case of our commercial portfolio. Total revenues of IRET Properties, our operating partnership, increased by $21.7 million to $140.5 million, compared to $118.8 million in fiscal year 2003. This increase was primarily attributable to the addition of new real estate properties. Operating income declined in fiscal year 2004, to $11.9 million from $14.9 million in fiscal year 2003. Our cost for tenant concessions, such as free rent, offered to attract new tenants to our multi-family residential properties, increased to $2.9 million for the twelve months ended April 30, 2004, compared to $1.4 million for fiscal year 2003. Other expenses increased during fiscal year 2004 as well, with real estate taxes, maintenance, utility, administrative and operating expense and insurance costs all increasing from year-earlier levels. While some of this increase was due to the addition of new real estate to our portfolio, the majority was due to increased costs at our existing real estate assets.

During fiscal year 2004, the Company added five multi-family residential properties with a total of 748 apartment units, and 22 commercial properties with a total of approximately 1.3 million rentable square feet, to our investment portfolio, for an aggregate purchase price of $170.3 million. The Company disposed of seven properties, for sale prices totaling $3.8 million.

Additional information and more detailed discussions of our fiscal year 2004 operating results are found in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this Annual Report on Form 10-K.

Real Estate. Real estate is carried at cost, net of accumulated depreciation, less an adjustment, if any, for impairment. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 20-40 year estimated life for buildings and improvements. Maintenance and repairs are charged to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years.

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and considers whether there were significant intangible assets acquired (for example, above-and below-market leases, the value of acquired in-place leases, and tenant relationships, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141) and acquired liabilities, and allocates the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair value of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis, independent appraisals, and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately, or based on estimated market value if acquired in a merger or in a portfolio acquisition.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company performs this analysis on a lease-by-lease basis. The capitalized above-market and below-market lease values are amortized and included in operating expenses as depreciation/ amortization related to real estate investments and amortized over the remaining non-cancelable terms of the respective leases.

Other intangible assets acquired include amounts for in-place lease values that are based upon the Company’s evaluation of the specific characteristics of the leases. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. The Company also considers information about each property obtained during its pre-acquisition due diligence and marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

Property sales or dispositions are recorded when title transfers and sufficient consideration is received by the Company. The Company’s properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of the Company’s estimates in connection with acquisitions and future impairment analysis could be material to the Company’s financial statements.

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

Mortgage Loans Receivable. The Company evaluates the collectibility of both interest and principal of each of its mortgage loans receivable (which total $4.9 million as of April 30, 2004) if circumstances warrant to determine whether it is impaired. However, if the Company fails to identify that a borrower is unable to perform, the Company’s bad debt expense may be different than estimated.

Revenue Recognition — The Company has the following revenue sources and revenue recognitions policies:

•	Base Rents — income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases.

•	Percentage Rents - income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SEC Staff Accounting Bulletin 101, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

•	Expense Reimbursement Income - income arising from tenant leases, which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This income is accrued in the same periods as the expenses are incurred.

Income Taxes. The Company operates in a manner intended to enable it to continue to qualify as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to its shareholders 100% of its taxable income. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to its shareholders, it would fail to qualify as a REIT and substantial adverse tax consequences may result.

Recent Accounting Pronouncements

There are no accounting standards or interpretations that have been issued, but which have not yet been adopted, that we believe will have a material impact on our financial statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for fiscal year 2004 were $140.5 million, compared to $118.8 million in fiscal year 2003 and $90.6 million in fiscal year 2002. Revenues during fiscal year 2004 were $21.7 million greater than revenues in fiscal year 2003 and revenues during fiscal year 2003 were $28.2 million greater than in fiscal year 2002.

For fiscal 2004, the increase in revenue of $21.7 million resulted from:

(in thousands)
Rent from 64 properties acquired in fiscal year 2003 in excess of that received in 2003 from the same 64 properties	$12,099
Rent from 28 properties acquired in fiscal year 2004	9,482
Increase in rental income on existing properties, net of declining occupancy levels	152
An increase in straight-line rents	72
An increase in discount and fee revenue	47
A decrease in rent from properties sold	(112)

$21,740

For fiscal 2003, the increase in revenue of $28.2 million resulted from:

(in thousands)
Rent from 14 properties acquired in fiscal year 2002 in excess of that received in 2002 from the same 14 properties	$16,427
Rent from 64 properties acquired in fiscal year 2003	10,636
Increase in rental income on existing properties, net of declining occupancy levels	1,699
An increase in straight-line rents	87
An increase in discount and fee revenue	19
A decrease in rent from properties sold	(673)

$28,195

As illustrated above, the substantial majority of the increase in our gross revenue for fiscal 2004 and 2003 resulted from the addition of new real estate properties to the IRET Properties’ portfolio, rather than from rental increases on existing properties. For the next 12 to 18 months, we expect acquisitions to continue to be the most significant factor in any increases in our revenues and ultimately our net income. While acceptable real estate assets are still available for purchase, the slow economy combined with a widespread demand for real estate from traditional and non-traditional investors has resulted in a significant reduction in the investment returns from all types of real estate. This reduction in the rates of return has been offset to some extent by the dramatic drop in borrowing costs to historically low levels. While we were able to take advantage of those lower borrowing costs for most of our recent acquisitions, the majority of our debt is fixed and not prepayable without significant prepayment costs and fees.

Gain on Sale of Real Estate

The Company realized a gain on sale of real estate for fiscal 2004 of $.6 million. This compares to $1.6 million of gain on sale of real estate recognized in fiscal 2003 and $.5 million recognized in fiscal 2002. A list of the properties sold during fiscal year 2004, showing sales price, depreciated cost plus sales costs and net gain (loss) is included below under the caption “Property Dispositions.” We anticipate that we will continue to sell our older and smaller locations as opportunities arise.

Segment Expenses and Operating Profit

The following tables show the changes in revenues, operating expenses, interest and depreciation by reportable operating segment for fiscal year 2004 compared to fiscal year 2003, and for fiscal year 2003 compared to fiscal year 2002:

Fiscal year ended April 30, 2004, compared to fiscal year ended April 30, 2003.

	(in thousands)
	2004	2003	Change	%
COMMERCIAL
Real Estate Revenue	$77,260	$58,878	$18,382	31.2

Expenses
Mortgage Interest	23,041	18,662	4,379	23.5
Depreciation/amortization related to real estate investments	13,835	9,224	4,611	50.0
Utilities and Maintenance	12,575	8,249	4,326	52.4
Real Estate Taxes	10,137	6,789	3,348	49.3
Insurance	848	616	232	37.7
Property Management	2,990	2,302	688	29.9

Total Segment Expense	63,426	45,842	17,584	38.4

Segment Operating Profit	$13,834	$13,036	$798	6.1

	(in thousands)
	2004	2003	Change	%
RESIDENTIAL
Real Estate Revenue	$62,964	$59,653	$3,311	5.6

Expenses
Mortgage Interest	18,588	17,292	1,296	7.5
Depreciation/amortization related to real estate investments.	10,982	10,029	953	9.5
Utilities and Maintenance	13,236	11,541	1,695	14.7
Real Estate Taxes	7,022	6,761	261	3.9
Insurance	2,099	1,538	561	36.5
Property Management	6,745	6,013	732	12.2

Total Segment Expense	58,672	53,174	5,498	10.3

Segment Operating Profit	$4,292	$6,479	$(2,187)	(33.8)

Fiscal year ended April 30, 2003, compared to fiscal year ended April 30, 2002.

	(in thousands)
	2003	2002	Change	%
COMMERCIAL
Real Estate Revenue	$58,878	$32,008	$26,870	83.9

Expenses
Mortgage Interest	18,662	12,000	6,662	55.5
Depreciation/amortization related to real estate investments	9,224	5,533	3,691	66.7
Utilities and Maintenance	8,249	1,933	6,316	326.7
Real Estate Taxes	6,789	2,589	4,200	162.2
Insurance	616	185	431	233.0
Property Management	2,302	909	1,393	153.2

Total Segment Expense	45,842	23,149	22,693	98.0

Segment Operating Profit	$13,036	$8,859	$4,177	47.1

	(in thousands)
	2003	2002	Change	%
RESIDENTIAL
Real Estate Revenue	$59,653	$58,347	$1,306	2.2

Expenses
Mortgage Interest	17,292	16,640	652	3.9
Depreciation/amortization related to real estate investments	10,029	9,562	467	4.9
Utilities and Maintenance	11,541	10,416	1,125	10.8
Real Estate Taxes	6,761	6,455	306	4.7
Insurance	1,538	1,106	432	39.1
Property Management	6,013	5,979	34	.6

Total Segment Expense	53,174	50,158	3,016	6.0

Segment Operating Profit	$6,479	$8,189	$(1,710)	(20.9)

Changes in Expenses and Net Income

Operating income for fiscal 2004 decreased to $11.9 million from $14.9 million in fiscal year 2003, and was $13.0 million in fiscal 2002. Our net income for fiscal 2004 was $9.4 million, compared to $12.2 million in fiscal year 2003 and $10.6 million in fiscal 2002. On a per common share basis, net income was $.24 per common share in fiscal year 2004, compared to $.38 per common share in fiscal 2003 and $.42 in fiscal 2002.

These changes in operating income and net income result from the changes in revenues and expenses detailed below:

Changes in net income for fiscal year 2004 resulted from:

(in thousands)
An increase in net rental income
(rents, less utilities, maintenance, taxes, insurance and management)	$9,850
A decrease in non-operating income	(457)
An increase in discount and fee revenue	47
An increase in interest expense	(6,125)
An increase in depreciation/amortization expense related to real estate investments	(5,635)
A decrease in minority interest of operating partnership income	896
An increase in operating expenses, administrative, advisory & trustee services	(759)
A decrease in minority interest of other partnerships’ income	177
An increase in amortization expense	(305)
A decrease in gain on sale of investments	(157)
An increase in loss on impairment of real estate investments	(62)
A decrease in discontinued operations, net	(278)

Total decrease in fiscal 2004 net income	$(2,808)

Changes in net income for fiscal year 2003 resulted from:

(in thousands)
An increase in net rental income
(rents, less utilities, maintenance, taxes, insurance and management)	$13,939
A decrease in non-operating income	(232)
An increase in discount and fee revenue	19
An increase in interest expense	(7,010)
An increase in depreciation/amortization expense related to real estate investments	(4,174)
A decrease in minority interest of operating partnership income	35
An increase in operating expenses, administrative, advisory & trustee services	(800)
An increase in minority interest of other partnerships’ income	(736)
An increase in amortization expense	(151)
A decrease in gain on sale of investments	(232)
An increase in discontinued operations, net	990

Total increase in fiscal 2003 net income	$1,648

Factors Impacting Net Income During Fiscal 2004 as Compared to 2003

Compared to the prior two fiscal years, there were a number of factors that continued to limit the growth of our total revenue and ultimately negatively impacted our net income. A discussion of the factors having the greatest impact on our business compared to the prior two fiscal years is set forth below. In management’s opinion, most of these negative influences show only slight signs of lessening in the next twelve months.

•	Increased economic vacancy. During fiscal 2004, vacancy levels at our stabilized multi-family residential properties continued to increase throughout our entire portfolio to 9.5% compared to 8.8% at the end of fiscal year 2003, for economic occupancy levels of approximately 90.5% in fiscal year 2004 compared to approximately 91% in fiscal year 2003. “Economic Occupancy” is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing occupied units or square footage at contract rates, and vacant units or square footage at market rates. “Stabilized properties” are those properties that we have owned for the entirety of the periods being compared, and include properties that were redeveloped or expanded during the periods being compared. Likewise, vacancy levels at our stabilized commercial properties increased to 6.7%, from 3.6% at the end of fiscal year 2003, for economic occupancy levels of approximately 93% in fiscal year 2004 compared to approximately 96% in fiscal year 2003. A majority of the markets in which we operate continue to experience overall poor economic conditions, in respect to job creation. The poor economic climate has translated directly into increased vacancy at many of our properties.

Our commercial vacancy is primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease. While not necessarily indicative of future business cycles, in past economic downturns, a recovery in occupancy levels generally trails the pick up in economic activity by twelve months or more. Despite some positive economic developments, we have yet to see a significant increase in demand for multi-family residential or commercial space. We continue to expect that demand in our markets for both apartments and commercial space will remain weak through the remainder of our current fiscal year.

•	Increased real estate taxes. Taxes imposed on our real estate properties increased by $3.6 million, or 26.6% for the fiscal year ended April 30, 2004. Of the increased real estate taxes, $1.0 million or 27.8% is attributable to the addition of new real estate acquired in fiscal 2004, while $2.6 million or 72.2% is due to increased costs for real estate taxes on existing real estate assets. Most of our new property acquisitions during the past year were in Minnesota, a jurisdiction with higher property taxes than North Dakota and the other states in which we own property.

Under the terms of most of our commercial leases, the full cost of real estate tax is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our real estate tax costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased real estate tax costs. To further compound the problem, a number of states in which we operate continue to face state budget shortfalls. Our experience is that such shortfalls translate into local governments raising property taxes.

•	Increased maintenance expense. The maintenance expense category increased by $3.6 million or 30.5% for the fiscal year ended April 30, 2004, as compared to the corresponding period of fiscal 2003. Of the increased maintenance costs for the fiscal year ended April 30, 2004, $1.1 million or 30.5% is attributable to the addition of new real estate acquired in fiscal 2004 and 2003, while $2.5 million or 69.5% is due to increased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•	Increased utility expense. The utility expense category increased by $2.4 million or 30.4% for the fiscal year ended April 30, 2004, as compared to fiscal 2003. Of the increased utility costs, $.8 million or 33.3% is attributable to the addition of new real estate acquired in fiscal 2003 and 2004, while $1.6 million or 66.7% is due to increased costs for utilities on existing real estate assets. Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent. For our other noncommercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased utility costs. Since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters has a large impact on our utility costs.

•	Increased administrative and operating expense. Administrative and operating expenses increased by $.8 million or 26.2% for the fiscal year ended April 30, 2004, as compared to fiscal 2003. Of this increase in administrative and operating expense for the fiscal year ended April 30, 2004, $.7 million or 87.5% was due to employee related costs. Over the past year, we have hired six new employees. The addition of these new employees, together with increases in the wages and benefits paid to existing employees, account for the increase in administrative and operating costs for the fiscal year ended April 30, 2004.

•	Increased insurance premiums. Insurance expense increased by $.8 million or 36.8% for the fiscal year ended April 30, 2004, compared to the prior fiscal year. Of the increased insurance costs, $.2 million or 25% is attributable to the addition of new real estate during fiscal years 2003 and 2004, while $.6 million or 75% is due to increased premium costs for coverage on existing real estate assets. Under the terms of most of our commercial leases, the full cost of insurance is paid by the tenant as additional rent. For our other real estate properties, any increase in our insurance costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased insurance costs. We do not expect our insurance costs to decline during fiscal 2005.

•	Increase in interest expense. Our mortgage debt increased $94 million or 17.4% for the fiscal year ended April 30, 2004. Our mortgage interest expense increased by $5.7 million or 16% for the fiscal year ended April 30, 2004, as compared to fiscal year 2003, due to the fact that interest rates on new mortgages incurred during 2004 were lower than rates on mortgages in prior periods. Of the increased interest expense for the fiscal year ended April 30, 2004, $2.3 million or 41.1% is attributable to the addition of new real estate, while interest expenses on existing real estate assets increased by $3.3 million or 58.9%, due primarily to increased borrowing on existing mortgages.

Factors Impacting Net Income During Fiscal 2003 as Compared to 2002

•	Increased economic vacancy. During fiscal 2003, vacancy levels at our stabilized multi-family residential properties increased throughout our entire portfolio, from 5.9% at the end of 2002 to 7.8% at the end of fiscal 2003. Likewise, vacancy levels at our stabilized commercial properties increased from 0.9% at the end of fiscal 2002 to 4.7% at the end of fiscal 2003. A majority of the markets in which we operate continued to experience overall poor economic conditions, particularly in respect of job creation. The poor economic climate translated directly into increased vacancy at many of our properties.

•	Uninvested cash. The most significant reason for the decline in net income per common share during fiscal 2003, as compared to fiscal 2002, was our large balance of cash and marketable securities. While this money was invested in short-term income-producing investments, we ordinarily seek to invest in income-producing real estate. It was not until the second quarter of fiscal 2003 that we were able fully to invest the proceeds from the equity raised during first quarter 2003 into income-producing real estate. This delay in investing such proceeds resulted in a reduction in net income for the fiscal year ended April 30, 2003 as compared to 2002.

•	Increased real estate taxes. Taxes imposed on our real estate properties increased by $4.5 million or 49.8% for the fiscal year ended April 30, 2003, as compared to the corresponding period of fiscal 2002. Of the increased real estate taxes, $3.4 million or 75.6% was attributable to the addition of new real estate acquired in fiscal 2002 and 2003, while $1.1 million or 24.4% was due to increased costs for real estate taxes on existing real estate assets. Most of our new property acquisitions during 2003 were in Minnesota, a jurisdiction with higher property taxes than North Dakota and the other states in which we own property.

Under the terms of most of our commercial leases, the full cost of real estate tax is paid by the tenant as additional rent. One commercial property, Southdale Medical Center, which is located in Edina, Minnesota, accounted for $0.9 million or 20.0% of the increase in real estate tax costs for the fiscal year ended April 30, 2003. Due to increased vacancy at Southdale Medical Center during fiscal 2003 we were unable to fully recover the real estate tax cost from the tenants. For our noncommercial real estate properties, any increase in our real estate tax costs must be collected from tenants in the form of a general rent increase. While we implemented portfolio wide rent increases, economic conditions and increased vacancy levels prevented us from raising rents in the amount necessary to fully recover our increased real estate tax costs.

•	Increased maintenance expense. The maintenance expense category increased by $4.7 million or 64.4% for the fiscal year ended April 30, 2003, as compared to the corresponding period of fiscal 2002. Of the increased maintenance costs for the fiscal year ended April 30, 2003, $3.5 million or 74.5% was attributable to the addition of new real estate acquired in fiscal 2002 and 2003, while $1.2 million or 25.5% is due to increased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. Southdale Medical Center accounted for $0.8 million or 17.0% of the increase in maintenance costs for the fiscal year ended April 30, 2003. Due to increased vacancy at Southdale Medical Center during the fiscal year ended April 30, 2003, we were unable to fully recover the maintenance cost from the tenants. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase.

•	Increased utility expense. The utility expense category increased by $2.8 million or 54.4% for the fiscal year ended April 30, 2003, as compared to the corresponding period of fiscal 2002. Of the increased utility costs, $1.8 million or 64.3% was attributable to the addition of new real estate acquired in fiscal 2002 and 2003, while $1.0 million or 35.7% was due to increased costs for utilities on existing real estate assets. Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent. Southdale Medical Center accounted for $0.7 million or 25.0% of the increase in utility costs for the fiscal year ended April 30, 2003. Due to increased vacancy at Southdale Medical Center during the fiscal year ended April 30, 2003, we were unable to fully recover the utility cost from the tenants. For our other noncommercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase. Since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters will have a large impact on our utility costs.

•	Increased administrative and operating expense. Administrative and operating expenses increased by $0.8 million or 37.5% for the fiscal year ended April 30, 2003, as compared to the corresponding period of fiscal 2002. Of this increase in administrative and operating expense for the fiscal year ended April 30, 2003, $139,000 or 17.4% was due to professional fees and costs associated with our offering of common shares in the first quarter of fiscal 2003. In prior years, the work associated with offerings of common shares to the public was largely done by our employees. In addition, during fiscal year 2003 we hired ten new employees. The addition of these new employees, together with increases in the wages and benefits paid to existing employees, accounted for $428,044 or 53.5% of the increase in administrative and operating costs for the fiscal year ended April 30, 2003.

•	Increased insurance premiums. Insurance expense increased by $0.9 million or 66.8% for the fiscal year ended April 30, 2003, compared to the prior fiscal year. Of the increased insurance costs, $0.6 million or 55.6% was attributable to the addition of new real estate, while $0.3 million or 33.4% was due to increased premium costs for coverage on existing real estate assets. Under the terms of most of our commercial leases, the full cost of insurance is paid by the tenant as additional rent. For our other real estate properties, any increase in our insurance costs must be collected from tenants in the form of a general rent increase.

•	Increase of interest expense. Our mortgage debt increased $79.8 million or 17.4% for the fiscal year ended April 30, 2003. Our mortgage interest expense increased by $7.3 million or 25.4% for the fiscal year ended April 30, 2003, as compared to fiscal 2002. Of the increased interest expense for the fiscal year ended April 30, 2003, $8.0 million was attributable to the addition of new real estate, while interest expenses on existing real estate assets declined by $0.7 million due primarily to the decline in interest rates on our adjustable rate mortgages.

Comparison of Results from Commercial and Residential Properties

The following table presents an analysis of the relative investment in, and financial contribution of, our commercial and multi-family residential properties over the past three fiscal years:

	(in		(in		(in
	thousands)		thousands)		thousands)
Fiscal Years Ended April 30	2004	%	2003	%	2002	%
Real Estate Investments – net of accumulated depreciation
Commercial	$618,354	62%	$495,778	59%	$333,093	49%
Residential	384,824	38%	348,364	41%	348,301	51%

Total	$1,003,178	100%	$844,142	100%	$681,394	100%

Gross Real Estate Rental Revenues
Commercial	$77,260	55%	$58,878	50%	$32,008	35%
Residential	62,964	45%	59,653	50%	58,347	65%

Total	$140,224	100%	$118,531	100%	$90,355	100%

Commercial Properties — Analysis of Lease Expirations and Credit Risk

The following table shows the annual lease expiration percentages for commercial properties owned by us as of April 30, 2004, for fiscal years 2005 through 2014 and the leases that will expire during fiscal year 2015 and beyond.

			(in thousands)
			Annualized Base
	Square Footage	Percentage of	Rent of Expiring
Year of Lease	of Expiring	Total Leased	Leases at	% of Total
Expiration	Leases	Square Footage	Expiration	Commercial Rent
2005	1,602	21.72%	$5,505	10.42%
2006	604	8.20%	4,195	7.94%
2007	853	11.57%	6,226	11.78%
2008	685	9.30%	7,045	13.33%
2009	551	7.48%	3,500	6.63%
2010	252	3.41%	1,825	3.45%
2011	629	8.53%	4,212	7.97%
2012	138	1.87%	1,562	2.96%
2013	159	2.17%	860	1.63%
2014	236	3.20%	2,733	5.17%
2015 and beyond	1,663	22.55%	15,168	28.72%

Total	7,372	100.0%	$52,831	100.0%

The following table lists our top ten commercial tenants on April 30, 2004, for all commercial properties owned by us as of April 30, 2004:

	(in thousands)
		% of Total
		Commercial
Lessee	Monthly Rent	Revenue
Edgewood Living Communities, Inc.	$307	4.89%
St. Luke’s Hospital	254	4.04%
Healtheast — Woodbury & Maplewood	161	2.57%
Microsoft — Great Plain	156	2.49%
Northland Insurance Company	147	2.34%
Smurfit — Stone Container Corp.	129	2.05%
Allina Health	125	1.99%
Wilson’s The Leather Experts Inc.	116	1.85%
State of Idaho – Department of Health & Welfare	114	1.82%
Alliant Techsystems, Inc.	101	1.61%
All Others	4,667	74.35%

Total Monthly Rent as of April 30, 2004	$6,277	100.0%

Results on a “Stabilized Property” Basis

The following tables present results on a stabilized property basis for fiscal year 2004 compared to fiscal year 2003, and for fiscal year 2003 compared to fiscal year 2002. The fiscal year 2003 results presented in the first table below are not identical to the fiscal year 2003 results presented in the second table, because the properties comprising our stabilized property portfolio vary from year to year, due to our ongoing acquisition and disposition activity. The Company analyzes and compares results of operations on properties that we have owned for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

Measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year. Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements.

Fiscal year 2004 compared to fiscal year 2003:

	(in thousands)
Fiscal Years Ended April 30	2004	2003	% Change
Multi-Family Residential
Real Estate Revenue	$58,511	$59,100	(1.0%)
Expenses
Utilities & Maintenance	12,299	11,380	8.1%
Property Management	6,208	5,951	4.3%
Real Estate Taxes	6,643	6,697	(0.8%)
Insurance	1,958	1,527	28.2%
Mortgage Interest	17,490	17,276	1.2%
Loss on impairment of real estate	62	0	0%

Total Expenses	44,660	42,831	4.1%

Property Stabilized Segment Operating Profit	13,851	16,269	(14.5%)

Commercial
Real Estate Revenue	48,961	48,356	1.3%
Expenses
Utilities & Maintenance	7,771	6,742	15.3%
Property Management	1,816	2,010	(9.7%)
Real Estate Taxes	5,730	5,594	2.4%
Insurance	506	463	9.3%
Mortgage Interest	15,522	15,875	(2.2%)

Total Expenses	31,467	30,684	2.2%

Property Stabilized Segment Operating Profit	17,616	17,672	(0.3%)

Total Stabilized Segment Operating Profit	31,529	33,941	(7.1%)
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	32,752	11,075
Expenses – Non-Stabilized
Utilities & Maintenance	(5,741)	(1,668)
Property Management	(1,711)	(354)
Real Estate Taxes	(4,786)	(1,259)
Insurance	(483)	(164)
Depreciation and Amortization	(24,817)	(19,253)
Mortgage Interest	(8,617)	(2,803)

Total Segment Operating Profit	$18,064	$19,515

Fiscal year 2003 compared to fiscal year 2002:

	(in thousands)
Fiscal Years Ended April 30	2003	2002	% Change
Multi-Family Residential
Real Estate Revenue	$56,627	$57,166	(0.9)
Expenses
Utilities & Maintenance	10,731	10,125	6.0%
Property Management	5,961	6,783	(12.1%)
Real Estate Taxes	6,412	6,380	0.5%
Insurance	1,391	1,017	36.8%
Mortgage Interest	16,226	16,127	0.6%

Total Expenses	40,721	40,432	0.7%

Property Stabilized Segment Operating Profit	15,906	16,734	(5.0%)

Commercial
Real Estate Revenue	29,706	28,207	5.3%
Expenses
Utilities & Maintenance	2,948	1,322	123.0%
Property Management	1,182	802	47.4%
Real Estate Taxes	3,070	2,043	50.3%
Insurance	287	137	109.5%
Mortgage Interest	10,673	11,027	(3.2%)

Total Expenses	18,160	15,331	18.5%

Property Stabilized Segment Operating Profit	11,546	12,876	(10.3%)

Total Stabilized Segment Operating Profit	27,452	29,610	(7.3%
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	32,568	5,355
Expenses – Non-Stabilized
Utilities & Maintenance	(6,142)	(927)
Property Management	(1,177)	692
Real Estate Taxes	(4,086)	(633)
Insurance	(481)	(143)
Mortgage Interest	(9,130)	(1,493)

Total Segment Operating Profit	$39,004	$32,461

Property Acquisitions

IRET Properties added $170.3 million of real estate investments to its portfolio during fiscal 2004, compared to $177.2 million added in fiscal 2003 and $143.3 million added in fiscal 2002. The fiscal 2004 and 2003 additions are detailed below.

Fiscal 2004 (May 1, 2003 to April 30, 2004)

		(in thousands)
		Purchase
	Units	Price
MULTI-FAMILY RESIDENTIAL
Connelly Estates — Burnsville, MN	240	$13,850
Remada Court Apartments — Eagan, MN	115	6,600
Winchester/Village Green Townhouses — Rochester, MN	151	8,900
Brookfield Village — Topeka, KS	160	7,250
Monticello Village Apartments — Monticello, MN	60	4,200
Legacy V — Grand Forks, ND	N/A	214
Legacy VI — Grand Forks, ND	N/A	93
Legacy VII — Grand Forks, ND	N/A	93

TOTAL RESIDENTIAL	726	$41,200

N/A= Property not placed in service at April 30, 2004. Additional costs are still to be incurred.

	Square
	Footage
COMMERCIAL
Benton Business Park — Sauk Rapids, MN	30,464	$1,600
West River Business Park — Waite Park, MN	24,000	1,500
Buffalo Mall — Jamestown, ND	213,271	4,275
Golden Hills Office Center — Golden Valley, MN	190,758	27,500
Brown Deer Road — Milwaukee, WI	175,610	13,500
TCA Building — Eagan, MN	106,207	13,000
Edgewood Vista Phase II — Virginia, MN	76,870	5,100
Westgate Shopping Center — St Cloud, MN	104,928	6,575
API Building — Duluth, MN	35,000	2,000
Denfeld Retail Center — Duluth, MN	36,542	5,164
Fresenius — Duluth, MN	9,052	1,800
Lighthouse — Duluth, MN	59,600	2,100
Metris — Duluth, MN	20,000	2,950
Minnesota National Bank — Duluth, MN	27,000	2,100
South Pond Retail Center — Champlin, MN	25,400	3,700
Tool Crib — Duluth, MN	15,597	2,000
UHC Office — International Falls, MN	30,000	2,500
Mariner Clinic — Superior, WI	28,928	4,100
Denfeld Clinic — Duluth, MN	20,512	3,336
Wells Clinic — Hibbing, MN	18,810	2,900
Pavilion II — Duluth, MN	74,800	19,500
Gateway Clinic — Sandstone, MN	12,444	1,900

TOTAL COMMERCIAL	1,335,793	$129,100

TOTAL FISCAL 2004 PROPERTY ACQUISITIONS		$170,300

		(in thousands)
		Purchase
Fiscal 2003 (May 1, 2002 to April 30, 2003)	Units	Price
MULTI—FAMILY RESIDENTIAL
East Park Apartments — Sioux Falls, SD	84	$2,520
Sycamore Village — Sioux Falls, SD	48	1,418

TOTAL RESIDENTIAL	132	$3,938

	Square
COMMERCIAL	Footage
Abbott Northwestern — Sartell, MN	60,095	$12,994
Airport Medical — Bloomington, MN	24,218	4,678
Anoka Strip Center — Anoka, MN	10,625	725
Brenwood Office Park — Minnetonka, MN	176,917	14,014
Burnsville Strip Center — Burnsville, MN	8,400	760
Central Bank — Eden Prairie, MN	39,525	4,600
Champion Auto Center — Forest Lake, MN	6,836	496
Chanhassen Retail Center — Chanhassen, MN	135,969	20,850
Checkers Auto — Rochester, MN	6,225	440
Checkers Auto — Faribault, MN	5,600	340
Chiropractic Office Bldg — Greenwood, MN	1,600	330
Dilly Lily — St. Louis Park, MN	3,444	340
Dixon Industrial Park — Des Moines, IA	604,711	11,872
Eagan Strip Center I — Eagan, MN	5,400	510
Eagan Strip Center II — Eagan, MN	13,901	1,349
Edgewood Vista — Hermantown, MN	44,365	4,624
Evergreen Center — Pine City, MN	63,225	2,800
Excelsior Strip Center — Excelsior, MN	7,993	900
Express Center — Fargo, ND	30,227	1,425
Forest Lake Retail Center — Forest Lake, MN	100,656	8,007
Gas Plus More — Paynesville, MN	4,800	365
Interstate Bakery — St. Paul, MN	6,225	320
Interstate Bakery — Mounds View, MN	4,560	290
Inver Grove Center PDQ — Inver Grove, MN	8,400	940
Jamestown Mall — Jamestown, ND	99,403	1,320
Pamida — Kalispell, MT	52,000	2,500
Pamida — Livingston, MT	41,200	1,800
Pamida — Ladysmith, WI	41,000	1,500
Park Dental — Brooklyn Center, MN	10,008	2,952
Paul Larson Clinic — Edina, MN	12,140	1,013
PDQ — Burnsville, MN	8,526	980
PDQ — Prior Lake, MN	6,800	971
PDQ — Eagan, MN	3,886	783
PDQ — Mound, MN	3,864	360
Plaza VII — Boise, ID	27,297	3,358
Prior Lake Peak — Prior Lake, MN	4,200	479
Sam Goody — Willmar, MN	6,225	400
Schofield Plaza — Schofield, MN	53,764	1,750

		(in thousands)
	Square	Purchase
COMMERCIAL	Footage	Price
Southdale Expansion — Edina, MN		7,056
Three Paramount Plaza — Edina, MN	75,526	7,367
Tom Thumb — Lakeville, MN	9,500	1,263
Tom Thumb — Monticello, MN	3,575	855
Tom Thumb — Oakdale, MN	6,266	730
Tom Thumb — Long Prairie, MN	5,216	700
Tom Thumb — Ham Lake, MN	4,800	535
Tom Thumb — Glencoe, MN	4,800	530
Tom Thumb — Blaine, MN	8,750	520
Tom Thumb — Bethel, MN	4,800	510
Tom Thumb — Buffalo, MN	7,700	460
Tom Thumb — Lakeland, MN	3,650	440
Tom Thumb — Lino Lakes, MN	6,325	440
Tom Thumb — Pine City, MN	4,800	440
Tom Thumb — Winsted, MN	3,571	410
Tom Thumb — Howard Lake, MN	3,571	380
Tom Thumb — Centerville, MN	3,000	330
Tom Thumb — Shoreview, MN	3,000	330
Tom Thumb — Lindstrom, MN	4,000	320
Tom Thumb — Mora, MN	3,571	300
Tom Thumb — Andover, MN	3,000	280
Tom Thumb — Sauk Rapids, MN	3,575	250
UH Medical — St. Paul, MN	43,046	7,408
Westgate Office Center North — Boise, ID	103,332	11,509
Wilson’s Leather — Brooklyn Park, MN	353,049	13,011

TOTAL COMMERCIAL	2,416,653	$170,509

UNDEVELOPED LAND
Andover, MN		$150
Centerville, MN		100
Inver Grove, MN		560
Kalispell, MT		1,400
Libby, MT		150
Long Prairie, MN		150
Prior Lake, MN		50
River Falls, MN		200

TOTAL UNDEVELOPED LAND		$2,760

TOTAL FISCAL 2003 PROPERTY ACQUISITIONS		$177,207

Property Dispositions

During fiscal year 2004, IRET Properties disposed of six properties and two undeveloped properties for an aggregate sale price of $3.8 million, compared to six properties and one undeveloped property sold for $11.2 million in total during fiscal year 2003. Real estate assets sold by IRET Properties during fiscal 2004 were as follows:

	(in thousands)
		Book Value Plus
Property Sold	Sales Price	Sales Costs	Gain/Loss
MCA Royal Suites — Minot, ND	$410	$364	$46
Interstate Bakery — St. Paul, MN	420	317	103
Edgewood Vista — Billings, MT	1,101	941	160
Edgewood Vista — Sioux Falls, SD	1,101	936	165
Tom Thumb — Sauk Rapids, MN	275	247	28
Pioneer Seed — Moorhead, MN	500	498	2
Sunset Trail III — Rochester, MN (vacant land)	400	364	36
Prior Lake II — Prior Lake, MN (vacant land)	160	52	108

TOTAL FISCAL 2004 GAIN	$4,367	$3,719	$648

Real estate assets sold by IRET Properties during fiscal 2003 were as follows:

	(in thousands)
		Book Value Plus
Property Sold	Sales Price	Sales Costs	Gain/Loss
Eastwood Apartments — Dickinson, ND	$620	$438	$182
Oak Manor Apartments — Dickinson, ND	420	342	78
Jenner Apartments — Dickinson, ND	275	272	3
Cottage Grove Strip Ctr. — C. Grove, MN	1,275	1,222	53
Creekside Office Building — Billings, MT	1,950	1,796	154
America’s Best — Boise, ID	3,350	3,656	(306)
Century Apartments — Dickinson, ND	3,250	1,819	1,431
Edgewood Vista — Land — Duluth, MN	102	102	0

TOTAL FISCAL 2003 GAIN	$11,242	$9,647	$1,595

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

While IRET uses the NAREIT definition of FFO, the components of that definition in many cases require interpretation, and IRET accordingly has made certain interpretations in applying the definition. In particular, in calculating FFO per share, IRET “adds back” to net income computed in accordance with GAAP the allocations made to limited partners, and divides this amount by the total number of IRET common shares of beneficial interest and UPREIT Units outstanding.

Under the partnership agreement pursuant to which IRET’s UPREIT Units are issued, UPREIT Unitholders effectively have the same claim on the earnings and assets of IRET as do IRET’s shares of beneficial interest shareholders, and therefore IRET considers that the UPREIT Units also should be included with the shares of beneficial interest in calculating FFO per share. IRET believes that, while this particular adjustment made by IRET in calculating FFO is not specifically provided for in the NAREIT definition, it is consistent with the definition.

While FFO is widely used by REITs as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO in the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies.

FFO should not be considered as an alternative to net income as determined in accordance with GAAP as a measure of IRET’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. Management believes that FFO is helpful to investors as a measure of our performance because it excludes various items included in net income that do not relate to or are not indicative of our performance, such as gains and losses on sales of real estate and real estate-related depreciation and amortization, which can make periodic analyses of operating performance more difficult to compare. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and is not necessarily indicative of sufficient cash flow to fund all of IRET’s needs or its ability to service indebtedness or make distributions.

FFO applicable to common shares and Units for the fiscal year ended April 30, 2004, increased to $36.6 million, compared to $34.2 million and $33.8 million for the fiscal years ended April 30, 2003 and 2002, respectively.

Reconciliation of Net Income Available to Common Shareholders to Funds From Operations

For the years ended April 30, 2004, 2003 and 2002:

	(in thousands, except per share amounts)
Fiscal Years Ended
April 30,	2004			2003			2002
					Weighted			Weighted
		Weighted Avg	Per		Avg	Per		Avg
		Shares	Share		Shares	Share		Shares	Per Share
	Amount	and Units (2)	and Unit (4)	Amount	and Units (2)	and Unit (4)	Amount	and Units (2)	and Unit (4)
Net income available to common shareholders	$9,407	39,257	$.24	$12,248	32,574	$.38	$10,600	25,492	$.42
Adjustments:
Minority interest in earnings of unitholders	2,752	11,176		3,899	10,041		3,614	8,289
Depreciation and Amortization(1)	$25,079			$19,626			$15,476
Gains on depreciable property sales	(600)			(1,595)			(547)

Funds from operations applicable to common shares and Units	36,638	50,433	.73	34,178	42,615	.80	29,143	33,781	.86

(1)	Depreciation on office equipment and other assets used by us is excluded. Amortization of leasing commissions and property-related intangible assets is included, however, the amortization of financing and other expenses is excluded.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)	Cash distributions are paid equally on common shares of beneficial interest and UPREIT Units.

(4)	Net income is calculated on a per share basis. Funds From Operations is calculated on a per share and unit basis.

Cash Distributions

The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2004, 2003, and 2002:

Date	2004	2003	2002
July 1,	$.1585	$.1540	$.1450
October 1,	.1590	.1560	.1475
January 15,	.1595	.1570	.1500
April 1,	.1600	.1580	.1520

	$.6370	$.6250	$.5945

The fiscal 2004 cash distributions increased 2% over the cash distributions paid during fiscal year 2003 and 7% over fiscal 2002 distributions.

Liquidity and Capital Resources

Overview

Management expects that the Company’s principal liquidity demands will continue to be distributions to holders of the Company’s preferred and common shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance to the Company’s properties, acquisition of additional properties, redemption of outstanding investment certificates, property development, debt repayments and tenant improvements.

The Company expects to meet its short-term liquidity requirements through net cash flows provided by its operating activities, and through draws from time to time on its unsecured lines of credit. Management considers the Company’s ability to generate cash to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are expected to be funded from cash flow generated from operations of current properties.

To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company’s long-term debt, maturing investment certificates, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, the Company intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of UPREIT Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or unsecured indebtedness.

Sources And Uses Of Cash

As of April 30, 2004, the Company had three unsecured lines of credit in the amounts of $10 million, $10 million and $4.4 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of April, 30, 2004. Borrowings under the lines of credit bear interest based on the following for each of the lines of credit described above: (1) Bremer Financial Corporation Reference Rate, (2) the highest New York Prime rate as published in the Wall Street Journal, and (3) the highest new York Prime rate as published in the Wall Street Journal. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The lines of credit expire on September 15, 2004, September 1, 2004 and December 12, 2004, respectively. The Company will seek to renew each of these three lines of credit prior to their expiration.

In addition to the above-described three unsecured lines of credit, the Company’s operating partnership, IRET Properties, in April 2004 entered into a $25 million unsecured bridge loan in connection with the Company’s acquisition of 15 commercial and medical properties located primarily in Duluth, Minnesota and the surrounding area (“Duluth Portfolio”). The bridge loan from Wells Fargo Bank, National Association, as of July 1, 2004, bears interest at a rate of 3.375% per annum. The Company plans to repay the bridge loan by July 22, 2004, the date on which the interest rate applicable to the loan would otherwise increase. The bridge loan will be repaid with the proceeds of mortgage loans, which have already been obtained in July, 2004, placed against the properties in the Duluth Portfolio.

In September 2003, the Company completed the sale of 4,500,000 of its common shares of beneficial interest, at a price of $10.00 per share, resulting in net proceeds to the Company of approximately $35.4 million.

In February 2004 the Company filed a shelf registration statement on Form S-3 to offer for sale from time to time common shares and preferred shares. This registration statement was declared effective in April 2004. We may sell any combination of common shares and preferred shares up to aggregate initial offering price of $150 million during the period that the registration statement remains effective. During fiscal year 2004, the Company issued preferred shares with an aggregate initial offering price of $28,750,000 under this registration statement. In a public offering commenced in April 2004 and closed in May 2004, the Company issued common shares with an aggregate initial offering price of $5,480,270, under this registration statement. As of July 1, 2004, the Company has available securities under this registration statement in the aggregate amount of approximately $115.8 million.

On April 26, 2004, the Company issued 1.15 million shares of its 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A preferred shares”), with a $25.00 liquidation preference per share. This offering generated net proceeds to the Company of approximately $27.3 million to fund property acquisitions, development, and improvements. The Series A preferred shares are redeemable by the Company at any time on or after April 26, 2009 at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid distributions. Each Series A preferred share will receive an annual distribution equivalent to 8.25% of the liquidation preference per share (equivalent to a fixed annual amount of $2.06 per share).

In May 2004, the Company completed the sale of .5 million of its common shares of beneficial interest, at a price of $10.10 per share, resulting in net proceeds to the Company of approximately $5.2 million.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. Two million units were issued in connection with property acquisitions during fiscal year 2004, and .9 million units were issued in connection with property acquisitions during fiscal year 2003.

As a result of the sales of common and preferred shares described above, shareholder equity increased during fiscal 2004 by $63.9 million. Additionally, the equity capital of the Company was increased by $12.2 million as a result of contributions of real estate in exchange for limited partnership units, as summarized above, and the minority interest in other partnerships controlled by us increased by $2.2 million, resulting in a total increase in equity capital for the Company of $78.2 million.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. During fiscal year 2004, 1.067 million common shares were issued under this plan, with an additional .971 million common shares issued during fiscal year 2003.

Cash and cash equivalents on April 30, 2004 totaled $31.7 million, compared to $18.0 million and $22.8 million on the same date in 2003 and 2002, respectively. Net cash provided from operating activities decreased to $28.7 million in fiscal year 2004 from $37.9 million in fiscal year 2003, due primarily to increased vacancies and higher expenses at our properties. Net cash provided from operating activities in fiscal year 2002 was $26.9 million.

Net cash used in investing activities increased to $137.7 million in fiscal year 2004, from $66.7 million in fiscal year 2003 and $65.4 million in fiscal year 2002. This increase resulted because more cash was needed to acquire new investment properties. Net cash provided from financing activities also increased to $122.7 million during fiscal year 2004, from $24.0 million during fiscal year 2003, due to a significant increase in our activity in acquiring new properties using borrowed funds and the refinancing of mortgage payables. Net cash provided from financing activities was $54.9 million during fiscal year 2002.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $633 million on April 30, 2004, due to the acquisition of new investment properties from $539 million on April 30, 2003. Ninety-three per cent of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2004, the weighted average rate of interest on the Company’s mortgage debt was 7.17%, compared to 7.4% on April 30, 2003.

Mortgage Loans Receivable. Mortgage loans receivable increased to $4.9 million at April 30, 2004, from $1.2 million at April 30, 2003.

Real Estate Owned. Real estate owned increased to $1,103 million at April 30, 2004, from $920 million at April 30, 2003. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described in the “Property Acquisitions” and “Property Dispositions” subsections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Certificates. We discontinued the issuance of investment certificates in April 2002. As of April 30, 2004, $7.074 million of such certificates was outstanding.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2004 was $31.7 million, compared to $18.0 million on April 30, 2003. The increase in cash on hand from April 30, 2004 as compared to April 30, 2003 was due primarily to the sale of preferred and common shares in April, 2004.

Marketable Securities. During fiscal year 2004, IRET increased its investment in marketable securities classified as available-for-sale to $2.3 million on April 30, 2004 from $0 on April 30, 2003. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership increased to 11.8 million units on April 30, 2004, compared to 10.2 million units outstanding on April 30, 2003. The increase in units outstanding at April 30, 2004 as compared to April 30, 2003 resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of units converted to shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2004 totaled 41.7 million compared to 36.2 million common shares outstanding on April 30, 2003. This increase in common shares outstanding from April 30, 2003 to April 30, 2004 was primarily due to the public offerings of common shares completed during fiscal year 2004, and to the issuance of common shares pursuant to our distribution reinvestment plan. Preferred shares of beneficial interest outstanding on April 30, 2004 totaled 1.15 million. The Company had no preferred shares outstanding on April 30, 2003.

Contractual Obligations and other Commitments

The primary contractual obligations of the Company relate to its borrowings under its three lines of credit and mortgage notes payable. The Company’s lines of credit had no amounts outstanding at April 30, 2004. The Company had $25 million outstanding as of April 30, 2004 under a bridge loan that the Company expects to repay in July 2004. The approximately $633 million in mortgage notes payable have varying maturities ranging from .7 to 19 years. The principal payments on the mortgage notes payable for the years subsequent to April 30, 2004 are included in the table below as “long-term debt.” The other debt category consists of a mortgage note payable on our Minneapolis, Minnesota office.

The Company has sold investment certificates to the public, with interest rates varying from 6% to 8% per annum. The sales of these investment certificates has been discontinued and the outstanding certificates will be redeemed at they mature. Amounts due in respect of these investment certificates are reflected in the “Investment Certificates” category below.

As of April 30, 2004, the Company is a tenant under operating ground leases on four of its properties. The Company pays a total of approximately $82,000 per year in rent under these ground leases, which have terms ranging from 15 to 30 years, and expiration dates ranging from October 2005 to February 2031.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant contractual obligations as of April 30, 2004 are summarized in the following table. The significant components in this category are costs for construction and expansion projects and capital improvements at the Company’s properties. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt	$633,124	$15,789	$36,292	$87,573	$493,470
Note Payable	25,000	25,000	—	—	—
Other Debt	586	24	53	509	—
Investment Certificates	7,074	2,231	4,701	142	—
Operating Lease Obligations	1,410	82	163	171	994
Purchase Obligations	11,000	2,000	8,000	1,000	—

As of April 30, 2004, the Company had signed a purchase agreement to acquire a commercial property in the Minneapolis, Minnesota area for a purchase price of approximately $13.05 million. This pending acquisition is subject to certain closing conditions and contingencies, and, accordingly, this potential acquisition is not included in the above table of the Company’s contractual obligations. No assurance can be given that this transaction will be consummated.

Off-Balance-Sheet Arrangements

As of April 30, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 30, 2004, the Company paid a distribution of 37.24 cents per share on the Company’s newly-issued Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2004. The distribution was pro-rated from the date of initial issuance of the preferred shares (65 days versus 90 days in a regular quarter). On July 1, 2004, the Company paid a distribution of 16.05 cents per share on the Company’s common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 18, 2004. This distribution represented an increase of .05 cents or .3% over the previous regular quarterly distribution of 16.00 cents per common share/unit paid April 1, 2004.

Duluth Acquisition. In the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal year 2004, the Company announced that it had signed a purchase agreement to acquire a portfolio of 15 commercial and medical properties located primarily in Duluth, Minnesota. The Company closed on the acquisition of 14 of these 15 properties in April 2004. The remaining property, a 61,094 square foot clinic property in Duluth, was acquired in May 2004. The Company paid approximately $66,950,000 for this portfolio of 15 properties.

Tom Thumb Bankruptcy. On March 9, 2004, Tom Thumb Food Markets, Inc. filed a Chapter 7 bankruptcy petition with the U.S. Bankruptcy Court in Minneapolis. At the time of the filing, the Company owned 18 properties in Minnesota that were operated as Tom Thumb convenience stores.

As of July 2, 2004, leases for nine of these 18 stores have been assigned by the bankruptcy trustee to new tenants. Monthly rents payable to the Company under the leases now in place in respect of these nine properties total $17,281, and the lease terms range from one to ten years. The Company is engaged in discussions with the bankruptcy trustee regarding cure amounts due to the Company in respect of delinquent rent and real estate taxes for these nine properties. The amount claimed due by the Company is $143,830. In early July, the trustee paid $107,953 of this amount and has requested additional documentation with respect to certain of the remaining amounts claimed.

The bankruptcy trustee, on behalf of the bankruptcy estate, rejected the leases on five of the remaining nine properties. Of these five properties, two are currently vacant, and three are being operated as convenience stores by subtenants under the original leases with Tom Thumb. The Company is receiving monthly rents from these three stores totaling $7,851. Cure amounts totaling $21,915 for delinquent rent and real estate taxes for these three stores have been asserted by the Company as due from the bankruptcy estate.

The remaining four properties of the 18 are currently vacant, and the Company is engaged in discussions with the trustee as to their assumption or rejection. The Company is in discussions with a potential tenant for one of these four vacant properties, and is actively pursuing tenants for all remaining vacant locations.

Related Party Transaction. On June 30, 2004, IRET Properties purchased four commercial properties from affiliates of Steven B. Hoyt, a member of IRET’s Board of Trustees. IRET Properties acquired three office buildings, each containing 26,186 square feet of rentable area, and one office building containing 79,287 square feet of rentable area, in this transaction, for a total purchase price for the four properties of $14 million. Three of the properties are located in Plymouth, Minnesota, and the fourth is located in Maple Grove, Minnesota.

Additional Acquisitions and Dispositions.

In addition to the acquisitions described in the paragraphs above, the Company closed on the following acquisitions and dispositions subsequent to its fiscal year ended April 30, 2004:

Acquisitions

Nebraska Orthopaedic Hospital Expansion Project. The Company purchased a 99% interest in a limited liability company that owns expansion premises constructed at the Company’s Nebraska Orthopaedic Hospital facility in Omaha, Nebraska. The Company paid approximately $4.6 million for this interest. The acquisition closed May 1, 2004.

Sleep Inn. The Company paid approximately $3.6 million to purchase a “Sleep Inn” hotel in Brooklyn Park, MN, and a warehouse building located near the hotel. This acquisition closed in June 2004. The hotel tenant subsequently exercised an option to purchase the warehouse building for $450,000.

Dispositions

Barnes & Noble and Petco Stores. In July 2004 the Company sold its Barnes & Noble and Petco store locations in Fargo, ND for approximately $6.75 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates. Even though our goal is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of our fixed rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2004, we had the following amount of future principal payments due on mortgages secured by our real estate.

	(in thousands)
Long Term Debt	2005	2006	2007	2008	2009	Thereafter	Total
Fixed Rate	$14,277	$15,412	$16,691	$43,045	$40,650	$461,101	$591,176
Variable Rate	1,512	1,686	2,503	1,784	2,094	32,369	41,948

							$633,124

Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)	The weighted average interest rate on our debt as of April 30, 2004, was 7.17%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $41.9 million of variable rate indebtedness would increase our annual interest expense by $419,000.

Marketable Securities. IRET’s investments in securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. As of April 30, 2004, IRET had approximately $2.3 million of marketable securities classified as “available-for-sale,” consisting of securities of various issuers, primarily U.S. Government, U.S. agency and corporate bonds and bank certificates of deposit, held in IRET Properties’ security deposit account with Merrill Lynch. IRET had no securities classified as “available-for-sale” as of April 30, 2003. The values of these securities will fluctuate with changes in market interest rates.

Investments with Certain Financial Institutions. IRET has entered into a cash management arrangement with First Western Bank with respect to deposit accounts with First Western Bank that exceed FDIC Insurance coverage. On a daily basis, account balances are invested in U.S. Government securities sold to IRET by First Western Bank. IRET can require First Western Bank to repurchase such securities at any time, at a purchase price equal to what IRET paid for the securities, plus interest. First Western Bank automatically repurchases obligations when collected amounts on deposit in IRET’s deposit accounts fall below the maximum insurance amount, with the proceeds of such repurchases being transferred to IRET’s deposit accounts to bring the amount on deposit back up to the threshold amount. The amounts invested by IRET pursuant to the repurchase agreement are not insured by FDIC.

IRET has entered into a cash management arrangement with US Bank with respect to IRET depository accounts at multiple US Bank locations. Account balances are swept daily to an IRET master account. Amounts in the master account in excess of $4 million are invested overnight in short-term U.S. Government securities and repurchase agreements secured by U.S. Government securities. Amounts invested were $7.5 million as of April 30, 2004 and $3.5 million as of April 30, 2003.

Deposits exceeding FDIC insurance. The Company is potentially exposed to off-balance-sheet risk in respect of cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Item 8. Financial Statements and Supplementary Data

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters

Subsequent to the end of fiscal 2003, on July 23, 2003, our Board of Trustees, upon recommendation of our Audit Committee, terminated the engagement of Brady, Martz & Associates, P.C. (“Brady Martz”) as our independent public accountants and engaged Deloitte & Touche LLP to serve as our independent public accountants for our fiscal year ended April 30, 2004. This termination was not related to the quality of services provided by Brady Martz. We have retained Brady Martz in fiscal 2004 for tax and other advising issues, and we expect that we will, in the future, continue to engage Brady Martz for tax and other professional advice. Other than this change in accountants, which was previously reported in a Form 8-K, filed with the SEC on July 26, 2003, there were no changes in or disagreements with accountants on accounting and financial disclosure during the fiscal year ended April 30, 2004.

Item 9A. Controls and Procedures

As of April 30, 2004, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the President, the Chief Operating Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the President, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

There have been no significant changes in our internal controls over financial reporting or identified in connection with the above-referenced evaluation that has materially affected, or is likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Trustees and Executive Officers of the Registrant

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and such information is incorporated herein by reference. We do not have any equity compensation plans and, as such, are not required to include the disclosure required by Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The response to this portion of Item 15 is submitted as a separate section of this report. See the table of contents to Financial Statements and Supplemental Data.

2.	Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report. The following financial statement schedules should be read in conjunction with the financial statements referenced in Part II, Item 8 of this Annual Report on Form 10-K:

III Real Estate Owned and Accumulated Depreciation

IV Investments in Mortgage Loans on Real Estate

3.	Exhibits

See the list of exhibits set forth in part (c) below.

(b)	Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Amendment No. 1 to Current Report on Form 8-K filed March 8, 2004 to provide, under Item 7, the financial statements and pro forma financial information required in respect of our acquisition of property which in the aggregate constituted a significant amount of assets; this filing amended our previously-filed Current Report on Form 8-K filed on January 7, 2004.

Current Report on Form 8-K filed April 14, 2004 to report, under Item 5, the issuance of a press release announcing an underwritten public offering of Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, and the offering of common shares of beneficial interest of the Company in a separate best efforts offering.

Current Report on Form 8-K filed April 22, 2004 to file, under Items 5 and 7, the Underwriting Agreement and a legal opinion in respect of our public offering of Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, and to file a press release announcing the pricing of the shares.

(c)	The following is a list of Exhibits to this Annual Report on Form 10-K. We will furnish a copy of any exhibit listed below to any security holder who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3.1	Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust, dated September 23, 2003 and incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders, filed with the SEC on August 13, 2003.

3.2	Second Restated Trustees’ Regulations (Bylaws), dated September 24, 2003 and incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003, filed with the SEC on December 15, 2003.

3.3	Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated January 31, 1997, filed as Exhibit 3(ii) to the Registration Statement on Form S-11, effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant on February 18, 1997 (File No. 0-14851) and incorporated herein by reference.

3.4	Articles Supplementary classifying and designating 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, filed as Exhibit 3.2 to the Company’s Form 8-A filed on April 22, 2004 and incorporated herein by reference.

10.1	Member Control and Operating Agreement dated September 30, 2002 filed as Exhibit 10 to the Company’s Form 8-K filed October 15, 2003 and incorporated herein by reference.

10.2	Letter Agreement dated January 31, 2003 filed as Exhibit 10(i) to the Company’s Form 8-K filed February 27, 2003 and incorporated herein by reference.

10.3	Option Agreement dated January 31, 2003 filed as Exhibit 10(ii) to the Company’s Form 8-K filed February 27, 2003 and incorporated herein by reference.

10.4	Financial Statements of T.F. James Company filed as Exhibit 10 to the Company’s Form 8-K filed January 31, 2003 and incorporated herein by reference.

10.5	Agreement for Purchase and Sale of Property dated February 13, 2004, by and between IRET Properties and the Sellers specified therein, filed herewith.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.

23	Consent of Deloitte & Touche LLP, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Senior Vice President and Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

32.2	Section 906 Certification of the Senior Vice President and Chief Financial Officer, filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 13, 2004	Investors Real Estate Trust
	By:	/s/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jeffrey L. Miller Jeffrey L. Miller	Trustee & Chairman	July 13, 2004
/s/ Daniel L. Feist Daniel L. Feist	Trustee & Vice Chairman	July 13, 2004
/s/ Thomas A. Wentz. Sr. Thomas A. Wentz, Sr.	President & Chief Executive Officer (Principal Executive Officer)	July 13, 2004
/s/ Timothy P. Mihalick Timothy P. Mihalick	Trustee, Senior Vice President & Chief Operating Officer	July 13, 2004
/s/ Thomas A. Wentz, Jr. Thomas A. Wentz, Jr.	Trustee & Senior Vice President	July 13, 2004
/s/ Diane K. Bryantt Diane K. Bryantt	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	July 13, 2004
/s/ Charles Wm. James Charles Wm. James	Trustee & Senior Vice President	July 13, 2004
/s/ John F. Decker John F. Decker	Trustee	July 13, 2004
/s/ Steven B. Hoyt Steven B. Hoyt	Trustee	July 13, 2004
/s/ Patrick G. Jones Patrick G. Jones	Trustee	July 13, 2004
/s/ Stephen L. Stenehjem Stephen L. Stenehjem	Trustee	July 13, 2004

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
April 30, 2004, 2003 and 2002

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2004

and

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS

PO Box 1988
12 South Main Street
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1 – F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-3 – F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Shareholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7 – F-8
Notes to Consolidated Financial Statements	F-9 – F-32
ADDITIONAL INFORMATION
Reports of Independent Registered Public Accounting Firms on Additional Information	F-33 – F-34
Real Estate and Accumulated Depreciation	F-35 – F-48
Investments in Mortgage Loans on Real Estate	F-49

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheet of Investors Real Estate Trust and subsidiaries (the “Company”) as of April 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
July 16, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees
Investors Real Estate Trust
and Subsidiaries
Minot, North Dakota

We have audited the accompanying consolidated balance sheet of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended April 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and the consolidated results of its operations and cash flows for the years ended April 30, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements, taken as a whole. The additional information contained in Note 20, which is marked “unaudited”, has not been subjected to the auditing procedures applied in the audit of the basic financial statements and, accordingly, we express no opinion on it.

/s/ Brady, Martz & Associates, P.C.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA
May 22, 2003

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2004 and 2003

	(in thousands)
	2004	2003
ASSETS
Real estate investments
Property owned	$1,103,428	$919,781
Less accumulated depreciation/amortization	(100,250)	(75,639)

	1,003,178	844,142
Mortgage loans receivable, net of allowance	4,893	1,183

Total real estate investments	1,008,071	845,325
Other Assets
Cash and cash equivalents	31,704	17,964
Marketable securities — available-for-sale	2,336	0
Receivable arising from straight-lining of rents, net of allowance	5,976	4,604
Accounts receivable	2,155	789
Real estate deposits	1,567	354
Prepaid and other assets	3,044	298
Tax, insurance, and other escrow	11,301	8,112
Property and equipment, net	2,292	2,088
Goodwill	1,441	1,441
Deferred charges and leasing costs	6,430	4,706

TOTAL ASSETS	$1,076,317	$885,681

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
April 30, 2004 and 2003

	(in thousands)
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$22,896	$16,638
Notes payable	25,000	10,570
Mortgages payable	633,124	539,397
Investment certificates issued	7,074	9,035
Other debt	586	678

TOTAL LIABILITIES	688,680	576,318

COMMITMENTS AND CONTINGENCIES (NOTE 17)
MINORITY INTEREST IN PARTNERSHIPS	16,386	14,225

MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	92,622	80,377

(11,819,350 units on April 30, 2004 and 10,206,036 units on April 30, 2003)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2004)	27,343	0
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 41,693,256 shares at April 30, 2004, and 36,166,351 shares outstanding at April 30, 2003)	292,400	240,645
Accumulated distributions in excess of net income	(41,083)	(25,884)
Accumulated other comprehensive loss	(31)	0

Total shareholders’ equity	278,629	214,761

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,076,317	$885,681

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2004, 2003, and 2002

	(in thousands, except per share data)
	2004	2003	2002
REVENUE
Real estate rentals	$118,695	$103,433	$85,687
Tenant reimbursement	21,529	15,098	4,668
Discounts and fees	281	234	215

TOTAL REVENUE	140,505	118,765	90,570

OPERATING EXPENSE
Interest	43,117	36,992	29,982
Depreciation/amortization related to real estate investments	24,980	19,345	15,171
Utilities	10,239	7,855	5,088
Maintenance	15,572	11,935	7,261
Real Estate taxes	17,159	13,550	9,044
Insurance	2,947	2,154	1,291
Property management expenses	8,992	7,811	6,567
Property management related party	743	504	321
Administrative expense	2,747	2,051	1,570
Advisory and trustee services	104	113	113
Other operating expenses	957	885	566
Amortization	935	663	543
Amortization of related party costs	71	38	7
Loss on impairment of real estate investment	62	0	0

TOTAL OPERATING EXPENSE	128,625	103,896	77,524

Operating income	11,880	14,869	13,046
Non-operating income	373	830	1,062

Income before gain/loss on properties and minority interest	12,253	15,699	14,108
Gain on sale of land and other investments	158	315	547
Minority interest portion of other partnerships’ income	(757)	(934)	(198)
Minority interest portion of operating partnership income	(2,744)	(3,640)	(3,675)

Income from continuing operations	8,910	11,440	10,782
Discontinued operations, net	530	808	(182)

NET INCOME	9,440	12,248	10,600
Dividends to preferred shareholders	(33)	(0)	(0)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$9,407	$12,248	$10,600

Earnings per common share from continuing operations	$.23	$.35	$.42
Earnings per share common from discontinued operations	.01	.03	.00

NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.24	$.38	$.42

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended April 30, 2004, 2003, and 2002

	(in thousands)
			NUMBER			ACCUMULATED	TOTAL
	NUMBER OF		OF		DISTRIBUTIONS	OTHER COMPRE-	SHARE-
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	HENSIVE	HOLDERS’
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INCOME (LOSS)	EQUITY
BALANCE MAY 1, 2001	0	$0	24,068	$132,148	$(13,073)	$(130)	$118,945
Comprehensive Income
Net income			0	0	10,600	0	10,600
Unrealized gain on securities available-for-sale			0	0	0	130	130

Total comprehensive income							10,730
Distributions			0	0	(15,325)	0	(15,325)
Distribution reinvestment plan			833	7,298	0	0	7,298
Sale of shares			2,789	22,611	0	0	22,611
Redemption of units for common shares			159	1,339			1,339
Fractional shares repurchased			(2)	(19)	0	0	(19)

BALANCE APRIL 30, 2002	0	0	27,847	163,377	(17,798)	0	145,579
Comprehensive Income
Net income			0	0	12,248	0	12,248

Total comprehensive income							$12,248
Distributions			0	0	(20,334)	0	(20,334)
Distribution reinvestment plan			971	9,463	0	0	9,463
Sale of shares			7,027	65,245	0	0	65,245
Redemption of units for common shares			324	2,589			2,589
Fractional shares repurchased			(3)	(29)	0	0	(29)

BALANCE APRIL 30, 2003	0	0	36,166	240,645	(25,884)	0	214,761

Comprehensive Income
Net income			0	0	9,440	0	9,440
Unrealized loss on securities available- for-sale			0	0	0	(31)	(31)

Total comprehensive income							$9,409
Distributions			0	0	(24,639)	0	(24,639)
Distribution reinvestment plan			1,067	10,157	0	0	10,157
Sale of shares	1,150	27,343	4,068	38,307	0	0	65,650
Redemption of units for common shares			393	3,303			3,303
Fractional shares repurchased			(1)	(12)	0	0	(12)

BALANCE APRIL 30, 2004	1,150	$27,343	41,693	$292,400	$(41,083)	$(31)	$278,629

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2004, 2003, and 2002

	(in thousands)
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,440	$12,248	$10,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,034	20,307	16,064
Minority interest portion of income	3,509	4,833	3,813
Gain on sale of real estate, land and other investments	(662)	(1,595)	(547)
Interest reinvested in investment certificates	303	375	486
Loss on impairment of real estate investment	62	0	0
Bad debt expense	360	215	30
Changes in other assets and liabilities:
(Increase)decrease in real estate deposits	(2,604)	85	1,063
Receivable arising from straight-lining of rents	(1,731)	(1,560)	(1,338)
(Increase)decrease in accounts receivable	(1,183)	1,967	(2,319)
(Increase)decrease in prepaid and other assets	(2,746)	(1,208)	(532)
Increase in tax, insurance and other escrow	(3,098)	(1,698)	(1,887)
Increase in deferred charges and leasing costs	(2,334)	(1,729)	(847)
Increase in related party capitalized leasing commissions	(92)	(180)	(27)
Increase in accounts payable, accrued expenses and other liabilities	3,469	3,386	2,359

Net cash provided by operating activities	28,727	37,862	26,918

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	2,500	0	3,085
Principal payments on mortgage loans receivable	3,232	5,889	5,591
Investment in mortgage loans receivable	(6,625)	(2,969)	(8,507)
Purchase of marketable securities - available-for-sale	(4,867)	0	0
Proceeds from sale of property	3,743	10,527	1,126
Payments for acquisitions and improvement of properties	(135,658)	(82,664)	(63,157)
Proceeds from notes receivable	0	3,500	0
Investment in notes receivable	0	0	(3,500)

Net cash used by investing activities	(137,675)	(66,717)	(65,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	38,307	31,913	13,521
Proceeds from sale of preferred shares, net of issue costs	27,343	0	0
Proceeds from investment certificates issued	0	0	24,109
Proceeds from mortgages payable	130,191	43,925	43,093
Proceeds from notes payable	49,988	14,100	0
Proceeds from sale of minority interest units	0	0	346
Repurchase of shares and minority interest units	(12)	(29)	(30)
Distributions paid to shareholders, net of reinvestment	(15,206)	(11,663)	(8,363)
Distributions paid to unitholders of operating partnership	(6,330)	(5,461)	(4,477)
Distributions paid to other minority partners	(1,555)	(1,015)	(150)
Redemption of investment certificates	(2,264)	(16,527)	(2,195)
Principal payments on mortgages payable	(62,125)	(25,354)	(10,933)
Principal payments on notes payable	(35,649)	(6,903)	0

Net cash provided by financing activities	122,688	23,986	54,921

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	13,740	(4,869)	16,477
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,964	22,833	6,356

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,704	$17,964	$22,833

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2004, 2003, and 2002

	(in thousands)
	2004	2003	2002
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$10,157	$9,463	$7,298
Property acquired through issue of shares	0	33,333	0
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	25,660	61,258	59,650
Real estate investment acquired through assumption of notes payable	0	4,051	0
Mortgage loan receivable transferred to other assets	158	0	0
Mortgage loan receivable from sale of property	475	0	0
Mortgage loan receivable acquired through assumption of mortgage loans payable and accrual of costs	0	175	0
Assets acquired through the issuance of minority interest units in the operating partnership	19,851	8,860	19,793
Minority partner interest	2,701	1,486	9,483
Investment certificates transferred to shares	0	0	9,090
Operating partnership units converted to shares	3,303	2,589	1,339
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on mortgages	$41,197	$35,950	$27,319
Interest on investment certificates	376	989	664
Interest on margin account and other	991	104	1

	$42,564	$37,043	$27,984

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004, 2003, and 2002

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan, Washington and Wisconsin. As of April 30, 2004, IRET owned 69 multi-family residential properties with 8,955 apartment units and 142 commercial properties totaling 7.4 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

All references to IRET or the Company refer to Investors Real Estate Trust and its consolidated subsidiaries.

NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of IRET and all subsidiaries in which it maintains a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. The Company’s fiscal year ends April 30th.

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 78% as of April 30, 2004, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations with minority interests reflecting the minority partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”. FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do

NOTE 2 • continued

not effectively disperse risks among parties involved. FIN No. 46 was scheduled to be effective for variable interest entities created after January 31, 2003. On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46(R)”). FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements. For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) were applied in April 2004. The adoption of FIN No. 46 and FIN No. 46(R) did not have a significant impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 on August 1, 2003, and the adoption did not have a significant impact on the Company’s consolidated financial statements.

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

REAL ESTATE ASSETS AND DEPRECIATION OF INVESTMENT IN REAL ESTATE

Real estate is recorded at cost less accumulated depreciation less an adjustment, if any, for impairment. Asset acquisitions are recorded based upon preliminary allocations of the purchase price which are subject to adjustment as additional information is obtained, but in no case more than one year after the date of acquisition. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building, and personal property) which are determined by valuing the property as if it were vacant and to fair value of the intangible assets (which include in-place leases.) The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis, independent appraisals, and reference to recent sales of comparables. A land value is assigned based on the purchase price if land is acquired separately or based on estimated market value if acquired in a merger or in a single or portfolio acquisition.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market and below-market lease values are amoritized over the remaining non-cancelable terms of the respective leases as depreciation/amortization related to real estate investments.

Other intangible assets acquired include amounts for in-place lease values that are based upon the Company’s evaluation of the specific characteristics of the leases. Factors considered in these analyses include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. The Company also considers information about each property obtained during its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

NOTE 2 • continued

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 20-40 year estimated life for buildings and improvements and a 5-12 year estimated life for furniture, fixtures and equipment.

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Company. The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.

REAL ESTATE HELD FOR SALE

Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

In the normal course of business IRET will receive offers to purchase its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before completion of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, real estate is not classified as “held-for-sale” until it is probable, in the opinion of management, that a property will be disposed of in the near term, even if sale negotiations for such property are currently under way.

The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses.

GOODWILL

Goodwill of $1,645,000 was recorded by the Company in July 2000 from the purchase of the Company’s former advisor, Odell-Wentz & Associates LLC. Prior to its adoption of SFAS No. 142, the Company elected to amortize the goodwill over a fifteen-year period. Following adoption of SFAS No. 142 on May 1, 2002, the Company ceased amortization and annually reviews the fair market value of the asset for impairment. The annual reviews for years ended April 30, 2004 and 2003 indicated no impairment.

PROPERTY AND EQUIPMENT

Property and equipment consists of the administrative office buildings and equipment contained at IRET’s headquarters in Minot, North Dakota and the office location in Minneapolis, Minnesota. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2004 and 2003, the cost was $2.9 million and $2.5 million, respectively. Accumulated depreciation was $.6 million and $.4 million as of April 30, 2004 and 2003, respectively.

MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable is stated at the outstanding principal balance. Interest income is accrued and reflected in the balance. Non-performing loans are recognized as impaired in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether the loan is impaired. A loan is considered to be impaired when, based on current information and

NOTE 2 • continued

events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. An allowance is recorded to reduce impaired loans to their estimated fair value. Interest on impaired loans is recognized on a cash basis.

The average balance of impaired loans for fiscal years ended April 30, 2004, 2003, and 2002, was not significant. Additional interest income that would have been earned on loans if they had not been non-performing was not significant in fiscal 2004, 2003, or 2002. There was no interest income on non-performing loans recognized on a cash basis for fiscal 2004, 2003, and 2002.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of the Company’s bank deposits and short-term investment certificates acquired subject to repurchase agreements, and the Company’s deposits in a money market mutual fund.

MARKETABLE SECURITIES

IRET’s investments in securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. These securities are valued at current market value with the resulting unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

All securities with unrealized losses are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be other-than-temporarily impaired. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors in making this assessment. Those factors include, but are not limited to, the length and severity of the decline in value and changes in the credit quality of the issuer or underlying assets. The Company does not engage in trading activities.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2004 and 2003 is as follows:

	(in thousands)
	2004	2003	2002
Balance at beginning of year	$115	$141	$120
Provision for straight-line rents	360	215	30
Provision for mortgage loan receivable	0	25	0
Write-offs	0	(241)	(9)

Balance at close of year	$475	$115	$141

NOTE 2 • continued

TAX, INSURANCE, AND OTHER ESCROW

Tax, insurance, and other escrow includes funds deposited with a lender for payment of real estate tax and insurance, and reserves for funds to be used for replacement of structural elements and mechanical equipment of certain projects. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.

REAL ESTATE DEPOSITS

Real estate deposits include funds held by escrow agents to be applied toward the purchase of real estate or the payment of loan costs associated with loan placement or refinancing.

DEFERRED LEASING AND LOAN ACQUISITION COSTS

Costs and commissions incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining long-term financing are amortized over the life of the loan and charged to amortization expense over the terms of the related debt agreements.

MINORITY INTERESTS

Interests in the Operating Partnership held by limited partners are represented by operating partnership Units. The Operating Partnership’s income is allocated to holders of Units based upon the ratio of their holdings to the total Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement.

IRET reflects minority interests in Minnesota Medical Investors LLC, Mendota Properties LLC, IRET–BD LLC, IRET-Candlelight LLC, IRET-Golden Jack LLC, and IRET-1715 YDR LLC on the balance sheet for the portion of properties consolidated by IRET that are not wholly owned by IRET. The earnings or losses from these properties attributable to the minority interests are reflected as minority interest portion of other partnerships’ income in the consolidated statements of operations.

INCOME TAXES

IRET intends to continue to qualify as a REIT and, as a result, IRET generally will not be taxed on the portion of the income that is distributed to the shareholders, provided at least 90% of its real estate investment trust taxable income is distributed and other requirements are met. IRET intends to distribute all of its taxable income and realized capital gains from property dispositions within the prescribed time limits and, accordingly, there is no provision or liability for income taxes shown on the accompanying consolidated financial statements.

IRET conducts all of its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership. UPREIT status allows IRET to accept the contribution of real estate in exchange for Operating Partnership limited partnership units. Generally, such a contribution to a limited partnership allows for the non-recognition of gain by an owner of appreciated real estate.

REVENUE RECOGNITION

Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases. Rents recognized in advance of collection are reflected as receivable arising from straight-lining of rents, net of allowance for doubtful accounts.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred. IRET receives payments for these reimbursements from substantially all of its multi-tenant commercial tenants throughout the year.

NOTE 2 • continued

A number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. These percentage rents are recorded once the required sales level is achieved and are included in rental income at that time.

Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non-performing loans, income is recognized as discussed in above in the Mortgage Loans Receivable section of this Note 2.

NET INCOME PER SHARE

Basic net income per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. The potential exchange of Units for common shares will have no effect on diluted net income per share as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

NOTE 3 • CREDIT RISK

The Company is potentially exposed to credit risk in respect of cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

IRET has entered into a cash management arrangement with First Western Bank with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis account balances are invested in United States government securities sold to IRET by First Western Bank. IRET can require First Western Bank to repurchase such securities at any time, at a purchase price equal to what IRET paid for the securities plus interest. First Western Bank automatically repurchases securities when collected amounts on deposit in IRET’s deposit accounts fall below the maximum insurance amount, with the proceeds of such repurchases being transferred to IRET’s deposit accounts to bring the amount on deposit back up to the threshold amount. The amounts invested by IRET pursuant to the repurchase agreement are not insured by FDIC.

IRET has entered into a cash management arrangement with US Bank with respect to IRET depository accounts at multiple US Bank locations. Account balances are swept daily to an IRET master account. Amounts in the master account in excess of $4 million are invested overnight in short term U.S. Government securities and repurchase agreements secured by U.S. Government securities. Amounts invested were $7.5 million as of April 30, 2004 and $3.5 million as of April 30, 2003.

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation and is summarized as follows:

	April 30,
	(in thousands)
	2004	2003
Multi-family residential(1)	$446,435	$398,917
Less accumulated depreciation	(61,611)	(50,553)

	384,824	348,364

Commercial(2)	656,993	520,864
Less accumulated depreciation	(38,639)	(25,086)

	618,354	495,778

Property owned, net	$1,003,178	$844,142

(1)	Includes underdeveloped land stated at cost in the amount of $264,000 classified as mutli-family residential.

(2)	Includes underdeveloped land stated at cost in the amount of $2,730,000 classified as commercial.

In addition, as of April 30, 2004, the Company had signed a purchase agreement to acquire a commercial property in the Minneapolis, Minnesota area for a purchase price of approximately $13.05 million. This pending acquisition is subject to certain closing conditions and contingencies; therefore, no assurance can be given that this transaction will be consummated.

Construction period interest of $148,922, $90,939 and $99,668, has been capitalized for the years ended April 30, 2004, 2003, and 2002, respectively.

The future minimum lease payments to be received under leases for commercial properties as of April 30, 2004, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2005	$57,602
2006	52,402
2007	46,465
2008	39,273
2009	33,749
Thereafter	207,093

$436,584

During fiscal 2004, the Company incurred a loss of $62,000 due to impairment on one property. For the years ended April 30, 2003, and 2002, the Company did not record any losses due to impairment.

NOTE 5 • MORTGAGE LOANS RECEIVABLE — NET

Mortgage loans receivable consists of three separate loans that are collateralized by real estate. Contract terms vary in regard to payment of principal and interest. Interest rates range from 7% to 11%. Future principal payments due under these mortgage loans as of April 30, 2004, are as follows:

Year Ended April 30,	(in thousands)
2005	$4,274
2006	27
2007	28
2008	202
2009	25
Later Years	362

4,918
Less allowance for doubtful accounts	(25)

$4,893

There were no non-performing mortgage loans receivable as of April 30, 2004, or 2003.

NOTE 6 • MARKETABLE SECURITIES

The amortized cost and fair value (estimated market values) of marketable securities available-for-sale at April 30, 2004 are as follows. These marketable securities are securities of various issuers, primarily U.S. government, U.S. agency and corporate bonds, held in IRET Properties’ security deposit account with Merrill Lynch:

	(in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2004
US Government & Agency Debt Securities	1,173	—	26	1,147
Corporate Bonds	292	—	5	287
Bank Certificates of Deposit	852	—	—	852
Other	$50	$—	$—	$50

	$2,367	$0	$31	$2,336

The Company had no available-for-sale securities at April 30, 2003. There were no realized losses on sales of securities available-for-sale for the fiscal years ended April 30, 2004, 2003 and 2002. None of the securities with an unrealized loss at April 30, 2004 have been in such a position for more than one year, and are not considered to be other-than-temporarily impaired.

NOTE 7 • NOTES PAYABLE AND OTHER DEBT

IRET has lines of credit with three financial institutions, and one unsecured bridge loan outstanding with a fourth financial institution, as of April 30, 2004. Interest payments on outstanding borrowings are due monthly. These credit facilities and bridge loan are summarized in the following table:

	(in thousands)
						Weighted
				Applicable		Average
		Amount	Amount	Interest		Int. Rate on
		Outstanding	Outstanding	Rate as of		Borrowings
	Amount	as of	as of	April 30,	Maturity	during fiscal
Financial Institution	Available	April 30, 2004	April 30, 2003	2004	Date	year 2004
Lines of Credit
First Western Bank & Trust	$10,000	$0	$4,700	4.00%	09/01/04	4.02%
First Int’l Bank & Trust	4,400	0	2,700	4.00%	12/12/04	4.13%
Bremer Bank	10,000	0	3,170	4.00%	09/15/04	4.05%
Unsecured Bridge Loan
Wells Fargo Bank	25,000	25,000	0	3.125%	07/22/04	3.125%

Total	$49,400	$25,000	$10,570

The three lines of credit bear interest at a variable interest rate tied to the prime lending rate as published in the Wall Street Journal (in the case of the First Western Bank & Trust and First International Bank & Trust credit facilities) and the Bremer Financial Corporation Reference Rate (in respect of the Bremer Bank credit facility). The promissory note in respect of the Wells Fargo bridge loan bears interest based upon the thirty-day LIBOR rate plus two percent.

NOTE 7 • continued

The other debt balance of $586,000 at April 30, 2004, relates to a mortgage note with Main Street Bank collateralized by the IRET Minneapolis office. The interest rate is fixed at 6.450% and the maturity date is February 1, 2009. Future minimum payments are as follows:

Year Ended April 30,	(in thousands)
2005	$24
2006	26
2007	27
2008	29
2009	480

Total payments	$586

NOTE 8 • MORTGAGES PAYABLE

The Company's mortgages payable are collateralized by substantially all of its properties owned. Interest rates on mortgages payable range from 3.45% to 8.61%, and the mortgages have varying maturity dates from December 1, 2004, through August 1, 2036.

Of the mortgages payable, the balances of fixed rate mortgages totaled $591,176,000 and $516,218,000, and the balances of variable rate mortgages totaled $41,948,000 and $23,180,000 as of April 30, 2004, and 2003, respectively. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2004, the weighted average rate of interest on the Company’s mortgage debt was 7.17%, compared to 7.4% on April 30, 2003. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2004, is as follows:

Year Ended April 30,	(in thousands)
2005	$15,789
2006	17,098
2007	19,194
2008	44,829
2009	42,744
Later Years	493,470

Total payments	$633,124

NOTE 9 • GOODWILL

As of May 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer amortized, but is tested on at least an annual basis for impairment. No impairment was present on April 30, 2004, or April 30, 2003. The following reflects net income and earnings per share for the fiscal year ended April 30, 2002 as if SFAS 142 had been applied to that period.

NOTE 9 • continued

(in thousands, except per share data)
2002
Reported net income	$10,600
Add back goodwill amortization	109

Adjusted net income	$10,709

Reported earnings per share	$.42
Add back goodwill amortization per share	.00

Adjusted earnings per share	$.42

NOTE 10 • INVESTMENT CERTIFICATES ISSUED

IRET has sold unsecured investment certificates to the public. The fixed interest rates vary from 6% to 8% per annum, depending on the term of the security. Interest is paid annually, semiannually, or quarterly on the anniversary date of issuance. IRET has discontinued the sale of investment certificates and the outstanding certificates will be redeemed at maturity as follows:

Year Ended April 30,	(in thousands)
2005	$2,231
2006	2,174
2007	2,527
2008	142

$7,074

NOTE 11 • TRANSACTIONS WITH RELATED PARTIES

PROPERTY MANAGEMENT SERVICES

Hoyt Properties, Inc., (“Hoyt Properties”), a provider of property management services to the Company, is owned by Steven B. Hoyt, currently a member of the Company’s Board of Trustees. During the fiscal year ended April 30, 2004, Hoyt Properties managed ten office properties or complexes for the Company pursuant to written management contracts.

NOTE 11 • continued

As compensation for its services, Hoyt Properties receives a monthly fee of 5% percent of the gross rental income, provided that such management fee is reimbursable by the building’s tenants pursuant to the tenant’s lease agreement. In the event that the Company is not reimbursed for such fee by a tenant and must pay such fee from rent proceeds, the annual fee is 3.5% of the gross rental proceeds. In addition to such management fee, Hoyt Properties is paid a separate fee for leasing space to tenants at each location. Any leasing commissions earned by Hoyt Properties are not reimbursed by the building’s tenants. The leasing commission rates are set forth in a written contract between the Company and Hoyt Properties.

All of the Company’s management contracts with Hoyt Properties may be terminated by either party on 30 days written notice for any reason and without penalty. In Fiscal 2004, the Company paid management fees to Hoyt Properties in the amount of $743 ,000, a portion of which was reimbursed by the tenants. Additionally, during that same period, the Company paid leasing commissions to Hoyt Properties in the amount of $93,000.

In Fiscal 2003 and 2002, the Company paid management fees to Hoyt Properties in the amount of $503,976 and $321,348, respectively, a portion of which was reimbursed by tenants. Additionally, during that same period, the Company paid leasing commissions to Hoyt Properties in the amount of $179,553 and $27,324, respectively.

PROPERTY ACQUISITIONS

Brenwood Office Complex. During fiscal year 2003, the Company acquired four commercial buildings from affiliates of Steven B. Hoyt. On October 1, 2002, the Company acquired a 51% ownership interest in IRET-BD, LLC, a Minnesota limited liability company, for $13,107,000. The Brenwood Office project consists of the four office buildings contributed as well as three industrial/warehouse buildings purchased by IRET-BD, LLC on October 1, 2002, for $11,800,000.

Thresher Square East and West. On January 2, 2002, IRET acquired a seven-story office building containing 113,736 square feet located at 700 and 708 South Third Street, Minneapolis, Minnesota. The property was purchased for an agreed value of $10,943,414, which was paid by the assumption by IRET of existing debt. The seller is an affiliate of Steven B. Hoyt.

Wirth Corporate Center. On April 1, 2002, IRET acquired Wirth Corporate Center, an 89,384 square foot, four-story office building from Mr. Hoyt. The purchase price was approximately $8.6 million.

Independent appraisals were obtained by the Company for each of the above three property acquisitions, and the purchase prices were based on the results of these appraisals.

SECURITY SALE SERVICES

D.A. Davidson & Co. is an investment banking firm that has participated in offerings of the Company’s shares of beneficial interest, and may in the future continue to participate in sales of the Company’s shares and provide investment banking services to the Company. John F. Decker, currently a member of the Company’s Board of Trustees, is an employee of D.A. Davidson. In the first of the Company’s two offerings of common shares of beneficial interest during fiscal year 2004, conducted in September 2003, D.A. Davidson participated, on a best-efforts basis, as a member of the selling syndicate, and sold 250,000 shares. In connection with this offering, the Company authorized and paid D.A. Davidson commissions in the amount of $150,000. D.A. Davidson did not participate in the Company’s second offering of common shares of beneficial interest in April 2004.

NOTE 11 • continued

D.A. Davidson served as book-running manager and representative of the underwriters for the Company’s April 2004 offering of Series A cumulative redeemable preferred shares of beneficial interest. In connection with this offering, the Company paid D.A. Davidson a fee of $1,078,125 and reimbursed D.A. Davidson for legal and other expenses in the amount of $100,000.

In October 2003 and April 2004, the Company paid D.A. Davidson fees of $19,500 and $77,849, respectively, for the services of Mr. Decker’s son as a broker-dealer in representing certain clients who contributed real property in exchange for Units.

In connection with two offerings of the Company’s common shares in fiscal year 2002, the Company authorized and paid D. A. Davidson commissions in the amount of $490,000. The Company did not pay any commissions or expenses to D. A. Davidson during the fiscal year ended April 30, 2003.

PURCHASE OPTIONS

On February 1, 2003, the Company entered into a merger agreement with the T. F. James Company. As part of the merger agreement, two affiliated entities of the T. F. James Company, Thomas F. James Realty Limited Partnership, L.L.L.P. and Thomas F. James Properties, LLC, were granted the right to purchase certain real property acquired by the Company as a result of the merger. Charles Wm. James, a member of the Company’s Board of Trustees, has an ownership interest in each of Thomas F. James Realty Limited Partnership, L.L.L.P., and Thomas F. James Properties, LLC, of less than ten percent.

Under the terms of the Purchase Option Agreement, the Thomas F. James Realty Limited Partnership, L.L.L.P. purchased a parcel of property located in Ripley, Tennessee for $250,000. Under the terms of the agreement, Thomas F. James Properties, LLC has the option, but not the obligation, to purchase a commercial strip mall located in Excelsior, Minnesota, for the sum of $900,000, plus an annual Consumer Price Index increase from February 2003 until the date the option is exercised. The option purchase price is equal to the price the Company paid to acquire the property at closing on February 1, 2003, and is equal to the value set by an independent appraisal. Until such time as the option is exercised, the Company will continue to operate the property and collect all rents from the tenants.

TRUSTEE AND OFFICER LOANS

In July 2000, the Company assumed a note receivable from Timothy Mihalick, currently a member of the Company’s Board of Trustees and the Company’s Chief Operating Officer, in the amount of $101,002. Proceeds of the note were used to purchase common shares of the Company. The note bore interest at New York Prime less 1% and was payable on demand. The note was paid in full by Mr. Mihalick on October 4, 2002, including principal and interest in the amount of $92,769.

On January 16, 2002, the Board authorized an UPREIT unit loan program that was available to persons holding $1.0 million or more of Units. Under such loan program, the Company could lend up to 50% of the value of the borrower’s Units, with such value to be based on the closing price of the Shares on the NASDAQ National Market on the date of the loan. Such loans were to be for terms of two years or less, collateralized by the borrower’s Units and at a variable interest rate of 1.5% over the interest rate charged to the Company by a participating lender. On January 30, 2002, a loan in the amount of $3.5 million was made to Steven B. Hoyt. On October 1, 2002, Mr. Hoyt repaid the loan in full in the amount of $3,500,000 plus accrued interest in the amount of $55,137.

UPREIT CONTRIBUTION

In April 2002, Edgeview Estates I, Ltd., (“Edgeview”), contributed the proceeds from the sale of real estate to IRET Properties. The total amount contributed to IRET Properties by Edgeview in exchange for Units was $386,168. A total of 38,909 Units were allocated to the partnership at a price of $9.925 per Unit. Edgeview was owned by several

NOTE 11 • continued

officers and current and past trustees of IRET.

NOTE 12 • ACQUISITIONS AND DISPOSITIONS IN FISCAL YEARS 2004 AND 2003

PROPERTY ACQUISITIONS

IRET Properties added $170.3 million of real estate investments to its portfolio during fiscal 2004, compared to $177.2 million added in fiscal 2003. The fiscal 2004 and 2003 additions are detailed below.

Fiscal 2004 (May 1, 2003 to April 30, 2004)

		(in thousands)
		Purchase
	Units	Price
MULTI-FAMILY RESIDENTIAL
Connelly Estates — Burnsville, MN	240	$13,850
Remada Court Apartments — Eagan, MN	115	6,600
Winchester/Village Green Townhouses — Rochester, MN	151	8,900
Brookfield Village — Topeka, KS	160	7,250
Monticello Village Apartments — Monticello, MN	60	4,200
Legacy V — Grand Forks, ND	**	214
Legacy VI — Grand Forks, ND	**	93
Legacy VII — Grand Forks, ND	**	93

TOTAL RESIDENTIAL	726	41,200

** Property not placed in service at April 30, 2004. Additional costs are still to be incurred.

	Square
	Footage
COMMERCIAL
Benton Business Park — Sauk Rapids, MN	30,464	1,600
West River Business Park — Waite Park, MN	24,000	1,500
Buffalo Mall — Jamestown, ND	213,271	4,275
Golden Hills Office Center — Golden Valley, MN	190,758	27,500
Brown Deer Road — Milwaukee, WI	175,610	13,500
TCA Building — Eagan, MN	106,207	13,000
Edgewood Vista Phase II — Virginia, MN	76,870	5,100
Westgate Shopping Center — St Cloud, MN	104,928	6,575
API Building — Duluth, MN	35,000	2,000
Denfeld Retail Center — Duluth, MN	36,542	5,164
Fresenius — Duluth, MN	9,052	1,800
Lighthouse — Duluth, MN	59,600	2,100
Metris — Duluth, MN	20,000	2,950
Minnesota National Bank — Duluth, MN	27,000	2,100
South Pond Retail Center — Champlin, MN	25,400	3,700
Tool Crib — Duluth, MN	15,597	2,000
UHC Office — International Falls, MN	30,000	2,500
Mariner Clinic — Superior, WI	28,928	4,100
Denfeld Clinic — Duluth, MN	20,512	3,336

NOTE 12 • continued

		(in thousands)
	Square	Purchase
	Footage	Price
COMMERCIAL — continued
Wells Clinic — Hibbing, MN	18,810	2,900
Pavilion II — Duluth, MN	74,800	19,500
Gateway Clinic — Sandstone, MN	12,444	1,900

TOTAL COMMERCIAL	1,335,793	129,100

TOTAL FISCAL 2004 PROPERTY ACQUISITIONS		$170,300

Fiscal 2003 (May 1, 2002 to April 30, 2003)

		(in thousands)
		Purchase
	Units	Price
MULTI-FAMILY RESIDENTIAL
East Park Apartments — Sioux Falls, SD	84	$2,520
Sycamore Village — Sioux Falls, SD	48	1,418

TOTAL RESIDENTIAL	132	3,938

COMMERCIAL
	Square
	Footage
Abbott Northwestern — Sartell, MN	60,095	12,994
Airport Medical — Bloomington, MN	24,218	4,678
Anoka Strip Center — Anoka, MN	10,625	725
Brenwood Office Park — Minnetonka, MN	176,917	14,014
Burnsville Strip Center — Burnsville, MN	8,400	760
Central Bank — Eden Prairie, MN	39,525	4,600
Champion Auto Center — Forest Lake, MN	6,836	496
Chanhassen Retail Center — Chanhassen, MN	135,969	20,850
Checkers Auto — Rochester, MN	6,225	440
Checkers Auto — Faribault, MN	5,600	340
Chiropractic Office Building — Greenwood, MN	1,600	330
Dilly Lily — St. Louis Park, MN	3,444	340
Dixon Industrial Park — Des Moines, IA	604,711	11,872
Eagan Strip Center I — Eagan, MN	5,400	510
Eagan Strip Center II — Eagan, MN	13,901	1,349
Edgewood Vista — Hermantown, MN	44,365	4,624
Evergreen Center — Pine City, MN	63,225	2,800
Excelsior Strip Center — Excelsior, MN	7,993	900
Express Center — Fargo, ND	30,227	1,425
Forest Lake Retail Center — Forest Lake, MN	100,656	8,007
Gas Plus More — Paynesville, MN	4,800	365
Interstate Bakery — St. Paul, MN	6,225	320
Interstate Bakery — Mounds View, MN	4,560	290
Inver Grove Center PDQ — Inver Grove, MN	8,400	940
Jamestown Mall — Jamestown, ND	99,403	1,320

NOTE 12 • continued

		(in thousands)
	Square	Purchase
	Footage	Price
COMMERCIAL — continued
Pamida — Kalispell, MT	52,000	2,500
Pamida — Livingston, MT	41,200	1,800
Pamida — Ladysmith, WI	41,000	1,500
Park Dental — Brooklyn Center, MN	10,008	2,952
Paul Larson Clinic — Edina, MN	12,140	1,013
PDQ — Burnsville, MN	8,526	980
PDQ — Prior Lake, MN	6,800	971
PDQ — Eagan, MN	3,886	783
PDQ — Mound, MN	3,864	360
Plaza VII — Boise, ID	27,297	3,358
Prior Lake Peak — Prior Lake, MN	4,200	479
Sam Goody — Willmar, MN	6,225	400
Schofield Plaza — Schofield, MN	53,764	1,750
Southdale Expansion — Edina, MN		7,056
Three Paramount Plaza — Edina, MN	75,526	7,367
Tom Thumb — Lakeville, MN	9,500	1,263
Tom Thumb — Monticello, MN	3,575	855
Tom Thumb — Oakdale, MN	6,266	730
Tom Thumb — Long Prairie, MN	5,216	700
Tom Thumb — Ham Lake, MN	4,800	535
Tom Thumb — Glencoe, MN	4,800	530
Tom Thumb — Blaine, MN	8,750	520
Tom Thumb — Bethel, MN	4,800	510
Tom Thumb — Buffalo, MN	7,700	460
Tom Thumb — Lakeland, MN	3,650	440
Tom Thumb — Lino Lakes, MN	6,325	440
Tom Thumb — Pine City, MN	4,800	440
Tom Thumb — Winsted, MN	3,571	410
Tom Thumb — Howard Lake, MN	3,571	380
Tom Thumb — Centerville, MN	3,000	330
Tom Thumb — Shoreview, MN	3,000	330
Tom Thumb — Lindstrom, MN	4,000	320
Tom Thumb — Mora, MN	3,571	300
Tom Thumb — Andover, MN	3,000	280
Tom Thumb — Sauk Rapids, MN	3,575	250
UH Medical — St. Paul, MN	43,046	7,408
Westgate Office Center North — Boise, ID	103,332	11,509
Wilson’s Leather — Brooklyn Park, MN	353,049	13,011

TOTAL COMMERCIAL	2,416,653	170,509

NOTE 12 • continued

(in thousands)
Purchase
Price
UNDEVELOPED LAND
Andover, MN	150
Centerville, MN	100
Inver Grove, MN	560
Kalispell, MT	1,400
Libby, MT	150
Long Prairie, MN	150
Prior Lake, MN	50
River Falls, MN	200

TOTAL UNDEVELOPED LAND	2,760

TOTAL FISCAL 2003 PROPERTY ACQUISITIONS	$177,207

PROPERTY DISPOSITIONS

During fiscal year 2004, the Company disposed of six properties and two undeveloped properties for an aggregate sale price of $4.4 million, compared to six properties and one undeveloped property sold for $11.2 million in total during fiscal year 2003. Real estate assets sold by the Company during fiscal 2004 and 2003 were as follows:

	(in thousands)
		Book Value and
Fiscal 2004 Property Sold	Sales Price	Sales Costs	Gain/Loss
MCA Royal Suites — Minot, ND	$410	$364	$46
Interstate Bakery — St. Paul, MN	420	317	103
Edgewood Vista — Billings, MT	1.101	941	160
Edgewood Vista — Sioux Falls, SD	1.101	936	165
Tom Thumb — Sauk Rapids, MN	275	247	28
Pioneer Seed — Moorhead, MN	500	498	2
Sunset Trail III — Rochester, MN (vacant land)	400	364	36
Prior Lake II — Prior Lake, MN (vacant land)	160	52	108

TOTAL FISCAL 2004	$4,367	$3,719	$648

	(in thousands)
		Book Value and
Fiscal 2003 Property Sold	Sales Price	Sales Costs	Gain/Loss
Eastwood Apartments — Dickinson, ND	$620	$438	$182
Oak Manor Apartments — Dickinson, ND	420	342	78
Jenner Apartments — Dickinson, ND	275	272	3
Cottage Grove Strip Ctr. — C. Grove, MN	1,275	1,222	53
Creekside Office Building — Billings, MT	1,950	1,796	154
America’s Best — Boise, ID	3,350	3,656	(306)
Century Apartments — Dickinson, ND	3,250	1,819	1,431
Edgewood Vista — Land — Duluth, MN	102	102	0

TOTAL FISCAL 2003	$11,242	$9,647	$1,595

NOTE 13 • OPERATING SEGMENTS

Each of IRET’s multi-family residential and commercial properties is considered a separate operating segment. Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss and assets of the combined reported operating segments, and meets the majority of the aggregation criteria under SFAS No. 131. IRET’s operating segments are aggregated and classified as multi-family residential and commercial properties for purposes of producing reportable segments. The revenues, profit (loss) and assets for these reportable segments are summarized as follows, along with reconciliations to the consolidated financial statements:

	(in thousands)
Year Ended April 30, 2004	Commercial	Multi-Family Residential	Total
Real Estate Revenue	$77,260	$62,964	$140,224

Expenses
Mortgage Interest	23,041	18,588	41,629
Depreciation and Amortization	13,835	10,982	24,817
Utilities and Maintenance	12,575	13,236	25,811
Real Estate Taxes	10,137	7,022	17,159
Insurance	848	2,099	2,947
Property Management	2,990	6,745	9,735
Loss on impairment of real estate investment	0	62	62

Total Segment Expense	63,426	58,734	122,160

Segment Operating Profit	$13,834	$4,230	18,064

Reconciliation to Consolidated Operations:
Discounts and Fee Revenue			281
Other Interest Expense			(1,488)
Depreciation — Furniture and Fixtures			(163)
Administrative, Advisory and Trustee Fees			(2,851)
Operating Expenses			(957)
Amortization			(1,006)

Operating Income			$11,880

	(in thousands)
		Multi-Family
	Commercial	Residential	Total
Segment Assets
Property Owned	$656,993	$446,435	$1,103,428
Less Accumulated Depreciation	(38,639)	(61,611)	(100,250)

Net Property Owned	$618,354	$384,824	$1,003,178

NOTE 13 • continued

	(in thousands)
Year Ended April 30, 2003	Commercial	Multi-Family Residential	Total
Real Estate Revenue	$58,878	$59,653	$118,531

Expenses
Mortgage Interest	18,662	17,292	35,954
Depreciation and Amortization	9,224	10,029	19,253
Utilities and Maintenance	8,249	11,541	19,790
Real Estate Taxes	6,789	6,761	13,550
Insurance	616	1,538	2,154
Property Management	2,302	6,013	8,315

Total Segment Expense	45,842	53,174	99,016

Segment Operating Profit	$13,036	$6,479	19,515

Reconciliation to Consolidated Operations:
Discounts and Fee Revenue			234
Other Interest Expense			(1,038)
Depreciation — Furniture and Fixtures			(92)
Administrative, Advisory and Trustee Fees			(2,164)
Operating Expenses			(885)
Amortization			(701)

Operating Income			$14,869

	(in thousands)
		Multi-Family
	Commercial	Residential	Total
Segment Assets
Property Owned	$520,864	$398,917	$919,781
Less Accumulated Depreciation	(25,086)	(50,553)	(75,639)

Net Property Owned	$495,778	$348,364	$844,142

	(in thousands)
Year Ended April 30, 2002	Commercial	Multi-Family Residential	Total
Real Estate Revenue	$32,008	$58,347	$90,355

Expenses
Mortgage Interest	12,000	16,640	28,640
Depreciation and Amortization	5,533	9,562	15,095
Utilities and Maintenance	1,933	10,416	12,349
Real Estate Taxes	2,589	6,455	9,044
Insurance	185	1,106	1,291
Property Management	909	5,979	6,888

Total Segment Expense	23,149	50,158	73,307

Segment Operating Profit	$8,859	$8,189	17,048

Reconciliation to Consolidated Operations:
Discounts and Fee Revenue			$215
Other Interest Expense			(1,342)
Depreciation — Furniture and Fixtures			(76)
Administrative, Advisory and Trustee Fees			(1,683)
Operating Expenses			(566)
Amortization			(550)

Operating Income			$13,046

NOTE 14 • DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of April 30, 2004 or 2003. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2004, 2003 and 2002.

	(in thousands)
	2004	2003	2002
REVENUE
Real Estate Rentals	$183	$1,167		$1,383
Tenant Reimbursements	0	5		0
Discounts and Fees	0	0		0

Total Revenue	183	1,172		1,383
OPERATING EXPENSE
Interest	47	584		623
Depreciation/Amortization	48	261		344
Utilities and Maintenance	28	293		360
Real Estate Taxes	20	143		140
Insurance	3	32		62
Property Management Expenses	3	71		97

Total Operating Expenses	149	1,384		1,626

Operating Income (loss)	34	(212)		(243)
Minority Interest	(8)	(259)		61

Income(Loss) from Discontinued Operations	26	(471)		(182)
Gain(Loss) on Sale of Discontinued Operations	504	1,279		0

Discontinued Operations, Net	$530	$808		$(182)

Segment Data
Residential	$55	$1,154		$135
Commercial	475	(346)		(317)

Total	$530	$808		$(182)

Property Sale Data
Sales Price	$3,807	$8,550	$	N/A
Net Cost of Property Sold	3,303	7,271		N/A

Gain(loss)	$504	$1,279	$	N/A

NOTE 15 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on diluted earnings per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to

NOTE 15 • continued

calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2004, 2003, and 2002:

	For Years Ended April 30,
	(in thousands, except per share data)
	2004	2003	2002
NUMERATOR
Income from continuing operations	$8,910	$11,440	$10,782
Discontinued operations	530	808	(182)

Net income	9,440	12,248	10,600
Dividends to preferred shareholders	(33)	0	0

Numerator for basic earnings per share – net income available to common shareholders	9,407	12,248	10,600
Minority interest portion of operating partnership income	2,752	3,899	3,614

Numerator for diluted earnings per share	$12,159	$16,147	$14,214

DENOMINATOR
Denominator for basic earnings per share weighted average shares	39,257	32,574	25,492
Effect of dilutive securities Convertible operating partnership units	11,176	10,041	8,289

Denominator for diluted earnings per share	50,433	42,615	33,781

Earnings per common share from continuing operations – basic and diluted	$.23	$.35	$.42
Earnings per common share from discontinued operations – basic and diluted	.01	.03	.00

NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.24	$.38	$.42

NOTE 16 • RETIREMENT PLANS

IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401K plan. IRET’s defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed one year of service. Contributions to the profit sharing plan are at the discretion of the Company's management. All employees over the age of 21 are immediately eligible to participate in IRET’s defined contribution 401K plan and may contribute up to maximum levels established by the I.R.S. IRET matches up to 3% of participating employees’ wages. Plan expenses to IRET for the years ended April 30, 2004, 2003, and 2002, were $133,800, $46,875, and $90,455, respectively.

NOTE 17 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2004, the Company was a tenant under operating ground leases on four of its properties. The Company pays a total of approximately $81,585 per year in rent under these ground leases, which have terms ranging from 15 to 30 years, and expiration dates ranging from October 2005 to February 2031. The Company has renewal options for three of the four ground leases.

Legal Proceedings. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s financial statements.

NOTE 17 • continued

Purchase Options. The Company has granted options to purchase certain IRET properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to IRET. In addition to options granted to third parties, we have also granted an option to Charles Wm. James to purchase our Excelsior Retail Center. Mr. James is an officer and member of our Board of Trustees. The option exercise price is equal to the price paid by us for the property, plus an annual consumer price index increase. The property cost and gross rental revenue of these properties are as follows:

	(in thousands)	(in thousands) Gross Rental Revenue
Property	Property Cost	2004	2003	2002
East Grand Station — EGF, MN	$1,392	$152	$152	$152
Edgewood Vista — Belgrade, MT	453	49	49	49
Edgewood Vista — Columbus, NE	456	49	49	49
Edgewood Vista — Duluth, MN	11,709	1,278	1,246	770
Edgewood Vista — EGF, MN	1,430	181	155	155
Edgewood Vista — Fremont, NE	552	59	59	59
Edgewood Vista — Grand Island, NE	456	49	49	49
Edgewood Vista — Hastings, NE	572	61	61	60
Edgewood Vista — Kalispell, MT	588	62	62	62
Edgewood Vista — Minot, ND	6,271	783	762	681
Edgewood Vista — Missoula, MT	963	120	120	114
Edgewood Vista — Omaha, NE	641	67	67	67
Edgewood Vista — Virginia, MN	12,182	893	759	0
Excelsior Retail Center — Excelsior, MN	917	129	22	0
Great Plains Software — Fargo, ND	15,375	1,875	1,875	1,875
Healtheast — Woodbury & Maplwd, MN	21,601	1,948	1,917	1,917
Wedgwd Sweetwater – L. Springs, GA	3,972	502	475	436

TOTAL	$79,530	$8,257	$7,879	$6,495

Real Estate Expansion and Development. The Company has certain funding commitments under contracts for property development and expansion projects. As of April 30, 2004, the Company had the following contractual obligations:

•	Grand Forks Apartment Construction — The Company is obligated under a construction contract and an excavating contract in respect of the construction of a multi-family residential property in Grand Forks, ND. The Company is obligated to pay approximately $7.5 million, subject to additions and deductions as provided in the contract, under the construction contract, and approximately $300,000 under the excavating contract, for this development project.

•	Lithia Springs, Georgia Expansion Project — The Company is obligated to pay up to $500,000 to construct expansion premises at its Lithia Springs, Georgia assisted living facility.

Pending Acquisition. As of April 30, 2004, the Company had signed a purchase agreement to acquire a commercial property in the Minneapolis, Minnesota area for a purchase price of approximately $13.05 million. This pending acquisition is subject to certain closing conditions and contingencies, and no assurances can be given that this transaction will be consummated.

NOTE 18 • FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Mortgage Loans Receivable. Fair values are based on the discounted value of future cash flows expected to be received for a loan using current rates at which similar loans would be made to borrowers with similar credit risk and the same remaining maturities. Terms are short term in nature and carrying value approximates the estimated market value.

Cash and Cash Equivalents. The carrying amount approximates fair value because of the short maturity.

Marketable Securities. The fair values of these instruments are estimated based on quoted market prices for the security.

Notes Payable. The carrying amount approximates fair value because of the short maturity of such notes.

Other Debt. The fair value of other debt is estimated based on the discounted cash flows of the loan using current market rates.

Mortgages payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

Investment Certificates Issued. The fair value is estimated using a discounted cash flow calculation that applies interest rates currently being offered on deposits at financial institutions with similar remaining maturities.

The estimated fair values of the Company’s financial instruments as of April 30, 2004 and 2003 are as follows:

	(in thousands)
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
FINANCIAL ASSETS
Mortgage loans receivable	$4,893	$4,893	$1,183	$1,183
Cash and cash equivalents	31,704	31,704	17,964	17,964
Marketable securities - available-for-sale	2,336	2,336	0	0
FINANCIAL LIABILITIES
Notes payable	$25,000	$25,000	$10,570	$10,570
Other debt	586	604	0	0
Mortgages payable	633,124	643,673	539,397	567,146
Investment certificates issued	7,074	7,021	9,035	9,035

NOTE 19 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND SHAREHOLDERS’ EQUITY

During fiscal year 2004, IRET issued 1.1 million common shares pursuant to its distribution reinvestment plan, at a total value at issuance of $10.2 million. In addition, .4 million Units were converted to common shares during fiscal year 2004, with a total value of $3.3 million included in shareholders’ equity. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares.

NOTE 19 • continued

Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. On April 26, 2004, the Company issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest for total proceeds of $27.3 million, net of selling costs. Holders of the Company’s Series A Cumulative Redeemable Preferred Shares of Beneficial Interest are entitled to receive dividends at an annual rate of 8.25% of the liquidation preference of $25 per share, or $2.0625 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, on or after April 26, 2009 (or sooner, under limited circumstances), the Company, at its option may redeem the shares at a redemption price of $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. The shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

NOTE 20 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
	July 31,	October 31,	January 31,	April 30,
QUARTER ENDED	2003	2003	2004	2004
Revenues	$32,992	$33,983	$35,600	$37,930
Net Income available to common shareholders	$2,920	$2,615	$2,489	$1,383
Net Income per common share — basic & diluted	$.08	$.07	$.06	$.03

	July 31,	October 31,	January 31,	April 30,
QUARTER ENDED	2002	2002	2003	2003
Revenues	$27,599	$29,279	$30,026	$31,861
Net Income available to common shareholders	$2,928	$3,068	$2,451	$3,801
Net Income per common share — basic & diluted	$.10	$.10	$.08	$.10

	July 31,	October 31,	January 31,	April 30,
QUARTER ENDED	2001	2001	2002	2002
Revenues	$21,780	$23,175	$23,606	$22,009
Net Income available to common shareholders	$2,776	$2,946	$2,240	$2,638
Net Income per common share — basic & diluted	$.11	$.12	$.09	$.10

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 21 • SUBSEQUENT EVENTS

Common Share Offering. In May 2004 the Company completed the sale of .5 million of its common shares of beneficial interest, at a price of $10.10 per share, resulting in net proceeds to the Company of approximately $5.2 million.

Common and Preferred Share Distributions. On June 30, 2004, the Company paid a distribution of 37.24 cents per share on the Company’s newly-issued Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2004. The distribution was pro-rated from the date of initial issuance of the preferred shares (65 days versus 90 days in a regular quarter). On July 1, 2004, the Company paid a distribution of 16.05 cents per share on the Company’s common shares, to common shareholders and Unitholders of record on June 18, 2004. This distribution represented an increase of .05 cents or .3% over the previous regular quarterly distribution of 16.00 cents per common share/unit paid April 1, 2004.

Duluth Acquisition. In the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal year 2004, the Company announced that it had signed a purchase agreement to acquire a portfolio of 15 commercial properties located primarily in Duluth, Minnesota. The Company closed on the acquisition of 14 of these 15 properties in April 2004. The remaining property, a 60,194 square foot clinic property in Duluth, was acquired in May 2004. The Company paid approximately $67 million for this portfolio of 15 properties.

Related Party Transaction. On June 30, 2004, IRET Properties purchased four commercial properties from affiliates of Steven B. Hoyt. IRET Properties acquired three office buildings, each containing 26,186 square feet of rentable area, and one office building containing 79,287 square feet of rentable area, in this transaction, for a total purchase price of $14 million. Three of the properties are located in Plymouth, Minnesota, and the fourth is located in Maple Grove, Minnesota.

Additional Acquisitions and Dispositions. In addition to the acquisitions described in the paragraphs above, the Company closed on the following acquisitions and dispositions subsequent to its fiscal year ended April 30, 2004:

Acquisitions

Nebraska Orthopaedic Hospital Expansion Project. The Company purchased a 99% interest in a limited liability company that owns expansion premises constructed at the Company’s Nebraska Orthopaedic Hospital facility in Omaha, Nebraska. The Company paid approximately $4.6 million for this interest. The acquisition closed May 1, 2004.

Sleep Inn. The Company paid approximately $3.6 million to purchase a “Sleep Inn” hotel in Brooklyn Park, MN, and a warehouse building located near the hotel. This acquisition closed in June 2004. The hotel tenant subsequently exercised an option to purchase the warehouse building for $450,000.

Dispositions

Barnes & Noble and Petco Stores. In July 2004, the Company sold its Barnes & Noble and Petco store locations in Fargo, ND for approximately $6.75 million. The carrying amount of these properties was approximately $3.67 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the consolidated financial statements of Investors Real Estate Trust and subsidiaries as of April 30, 2004 and for the year then ended and have issued our report thereon dated July 16, 2004; such report is included elsewhere in this Form 10-K. Our audit also included the information included in the consolidated financial statement schedules as of and for the year ended April 30, 2004 listed in the table of contents to the consolidated financial statements. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the information included in such financial statement schedules as of and for the year ended April 30, 2004, when considered in relation to the basic 2004 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 16, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON ADDITIONAL INFORMATION

Board of Trustees
Investors Real Estate Trust
and Subsidiaries
Minot, North Dakota

Our report on our audit of the consolidated balance sheet of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and the related consolidated statements of operations, shareholders equity, and cash flows for the years ended April 30, 2003 and 2002, appears on page F-2. Those audits were made for the purpose of forming an opinion on such consolidated financial statements taken as a whole. The information as listed in the table of contents related to the consolidated balance sheets of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended April 30, 2003 and 2002 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the consolidated balance sheet of Investors Real Estate Trust and Subsidiaries as of April 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended April 30, 2003 and 2002, taken as a whole.

/s/ Brady, Martz & Associates, P.C.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA
May 22, 2003

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

				COST CAPITALIZATION
		INITIAL COST TO COMPANY		SUBSEQUENT TO ACQUISITION
			BUILDINGS &		CARRYING
MULTI-FAMILY RESIDENTIAL	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS
408 1st Street SE — Minot, ND	$0	$10	$37	$0	$0
Applewood On The Green — Omaha, NE	7,442	706	11,028	195	95
Beulah Condos — Beulah, ND	0	6	484	(56)	0
Bison Properties — Carrington, ND	219	100	559	7	0
Brookfield Village — Topeka, KS	5,286	624	6,680	130	0
Candlelight Apartments — Fargo, ND	1,548	80	1,002	588	0
Canyon Lake Apartments — Rapid City, SD	2,917	305	3,919	7	73
Castle Rock — Billings, MT	3,700	736	5,354	73	0
Century Apartments — Williston, ND	3,227	200	4,224	112	0
Chateau Apartments — Minot, ND	1,942	122	2,519	93	0
Clearwater — Boise, ID	2,479	585	3,309	30	0
Colton Heights — Minot, ND	639	80	902	10	0
Connelly Estates — Burnsville, MN	9,810	2,401	11,515	284	0
Cottonwood Lake I — Bismarck, ND	2,613	264	4,233	37	38
Cottonwood Lake II — Bismarck, ND	2,719	264	4,012	13	37
Cottonwood Lake III — Bismarck, ND	2,544	264	4,470	13	40
Country Meadows Phase I — Billings, MT	2,367	246	4,011	15	39
Country Meadows Phase II — Billings, MT	2,377	246	4,124	14	81
Crestview Apartments — Bismarck, ND	3,539	235	5,062	(46)	0
Crown Colony — Topeka, KS	7,012	620	10,488	82	0
Dakota Arms — Minot, ND	459	50	598	10	0
Dakota Hill At Valley Ranch — Irving, TX	24,514	3,650	34,447	338	0
East Park Apartments — Sioux Falls, SD	1,716	115	2,486	58	0
Eastgate Properties — Moorhead, MN	1,544	24	2,583	125	0
Forest Park Estates — Grand Forks, ND	7,015	810	7,063	273	0
Heritage Manor — Rochester, MN	4,279	403	7,585	73	0
I vy Club — Vancouver, WA	7,847	1,274	12,017	139	0
Jenner Properties — Grand Forks, ND	1,793	201	1,792	22	0
Kirkwood Apartments — Bismarck, ND	2,164	449	3,397	68	0
Lancaster Apartments — St. Cloud, MN	1,547	289	2,998	120	0
Legacy Apartments I — Grand Forks, ND	3,451	908	6,235	57	112
Legacy Apts II & III — Grand Forks, ND	2,304	454	3,318	10	112
Legacy IV — Grand Forks, ND	2,743	252	6,392	99	0
Legacy V — Grand Forks, ND	0	137	214	0	0
Legacy VI — Grand Forks, ND	0	137	93	0	0
Legacy VII — Grand Forks, ND	0	137	93	0	0
Lonetree Apartments — Harvey, ND	111	14	245	1	0
Magic City Apartments — Minot, ND	3,156	412	4,383	121	0
Meadows Phase I — Jamestown, ND	960	57	1,781	3	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

				COST CAPITALIZATION
		INITIAL COST TO COMPANY		SUBSEQUENT TO ACQUISITION
			BUILDINGS &		CARRYING
MULTI-FAMILY RESIDENTIAL — continued	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS
Meadows Phase II — Jamestown, ND	$960	$55	$3	$1,872	$0
Meadows Phase III — Jamestown, ND	1,109	56	2,143	2	0
Miramont — Fort Collins, CO	11,197	1,470	13,092	319	0
Monticello Apartments — Monticello, MN	3,397	490	3,755	20	0
Neighborhood Apts. — Co. Springs, CO	6,594	1,034	10,665	449	0
North Pointe — Bismarck, ND	1,572	144	2,192	(47)	124
Oakmont Apartments — Sioux Falls, SD	3,997	423	4,991	(124)	27
Olympic Village — Billings, MT	8,158	1,164	10,927	223	0
Oxbow — Sioux Falls, SD	4,111	404	4,777	34	0
Park East Apartments — Fargo, ND	3,938	83	5,193	81	0
Park Meadows I — Waite Park, MN	2,868	572	5,286	182	0
Park Meadows II & III — Waite Park, MN	7,655	572	6,028	319	0
Parkway Apartments — Beulah, ND	0	7	193	15	0
Pebble Springs — Bismarck, ND	416	7	798	(16)	0
Pine Cone Apartments — Fort Collins, CO	10,064	905	12,593	307	0
Pinehurst Apartments — Billings, MT	466	72	690	7	6
Pointe West Apartments — Rapid City, SD	2,146	240	4,325	51	0
Prairie Winds Apartments — Sioux Falls, SD	1,252	144	1,910	45	0
Prairiewood Meadows — Fargo, ND	1,907	280	2,736	52	0
Remada Court Apartments — Eagan, MN	4,905	1,067	5,571	120	0
Ridge Oaks Apartments — Sioux City, IA	2,809	178	4,587	87	0
Rimrock Apartments — Billings, MT	2,468	330	3,674	22	0
Rocky Meadows 96 - Billings, MT	3,508	656	6,024	46	103
Rosewood/Oakwood — Sioux Falls, SD	3,773	543	5,363	107	0
Sherwood Apartments — Topeka, KS	10,517	1,150	15,268	179	0
South Pointe — Minot, ND	7,006	550	9,466	67	403
Southview Apartments — Minot, ND	0	185	567	19	0
Southwind Apartments — Grand Forks, ND	3,791	400	5,833	107	0
Sunset Trail Phase I — Rochester, MN	4,223	168	6,930	5	0
Sunset Trail Phase II — Rochester, MN	4,154	168	7,357	68	0
Sweetwater Properties — Carrington & Cooperstown, ND	851	90	1,657	27	0
Sycamore Village Apts. — Sioux Falls, SD	965	100	1,355	53	0
Thomasbrook — Lincoln, NE	5,764	600	9,703	90	0
Valley Park Manor — Grand Forks, ND	3,807	293	5,000	135	0
Van Mall Woods — Vancouver, WA	3,542	600	5,674	62	0
West Stonehill — St. Cloud, MN	7,078	938	11,888	392	0
Westwood Park — Bismarck, ND	1,128	161	2,208	64	0
Winchester/Village Green — Rochester, MN	6,475	982	7,918	167	0
Woodridge Apartments — Rochester, MN	3,508	370	6,611	35	0

TOTAL MULTI-FAMILY RESIDENTIAL	$280,062	$35,518	$400,603	$8,761	$1,290

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

				COST CAPITALIZATION
		INITIAL COST TO COMPANY		SUBSEQUENT TO ACQUISITION
			BUILDINGS &		CARRYING
OFFICE BUILDINGS	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS
1st Avenue Building — Minot, ND	$0	$30	$510	$8	$0
17 South Main — Minot, ND	0	15	76	11	0
401 South Main — Minot, ND	0	71	552	5	0
2030 Cliff Road — Eagan, MN	602	146	837	0	0
Ameritrade — Omaha, NE	5,325	327	8,022	0	0
Benton Business Park — Sauk Rapids, MN	0	188	1,421	4	0
Bloomington Bus. Plaza — Bloomington, MN	4,814	1,300	6,248	2	39
Brenwood — Minnetonka, MN	8,550	1,762	12,444	213	0
Brown Deer Road — Milwaukee, WI	6,304	1,455	11,942	514	0
Burnsville Bluffs — Burnsville, MN	1,529	300	2,154	345	0
Central Bank Office — Eden Prairie, MN	2,408	531	4,069	60	0
Chiropractor Office Bldg. — Greenwood, MN	230	189	141	4	0
Cold Spring Center — St. Cloud, MN	4,930	588	7,906	116	0
Conseco Bldg. — Rapid City, SD	4,093	285	6,762	0	0
Dewey Hill Business Center — Edina, MN	2,978	985	3,905	49	0
Flying Cloud Dr — Eden Prairie, MN	3,731	1,062	4,689	22	0
Golden Hills Off. Ctr. — Golden Valley, MN	15,000	3,018	24,534	36	0
Great Plains Software — Fargo, ND	9,500	126	15,250	0	0
Interlachen Corp Center — Eagan, MN	11,090	1,650	14,850	33	191
Mendota Center I — Mendota Heights, MN	4,361	1,570	5,434	36	0
Mendota Center II — Mendota Heights, MN	6,983	1,074	10,465	17	0
Mendota Center III — Mendota Heights, MN	3,948	1,501	5,203	46	0
Mendota Center IV — Mendota Heights, MN	5,126	1,385	7,320	0	0
Mendota Northland Ctr.- Mendota Hts., MN	10,997	1,331	16,329	0	0
Metris — Duluth, MN	0	336	2,614	1	0
Minnesota National Bank — Duluth, MN	0	287	1,819	1	0
Hospitality Associates — Minnetonka, MN	0	40	361	0	0
Nicollett VII — Burnsville, MN	4,571	429	6,951	2	0
Northgate II — Maple Grove, MN	1,480	358	2,000	7	0
Pillsbury Business Center — Edina, MN	1,167	284	1,558	0	0
Plaza VII — Boise, ID	0	300	3,093	7	0
Plymouth IV & V — Plymouth, MN	8,877	641	13,707	540	0
Southeast Tech Center — Eagan, MN	4,005	560	5,556	1	0
TCA Building — Eagan, MN	10,400	627	11,589	336	0
Three Paramount Plaza — Bloomington, MN	4,943	1,261	6,619	(11)	0
Thresher Square East — Minneapolis, MN	3,316	646	5,913	1	5
Thresher Square West — Minneapolis, MN	2,136	449	4,108	1	4
UHC Office — International Falls, MN	0	119	2,382	1	0
Viromed — Eden Prairie, MN	2,414	666	4,198	0	0
Wayroad — Minnetonka, MN	3,433	530	4,895	58	20

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

				COST CAPITALIZATION
		INITIAL COST TO COMPANY		SUBSEQUENT TO ACQUISITION
			BUILDINGS &		CARRYING
OFFICE BUILDINGS — continued	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS
West River Business Pk. — Waite Park, MN	$0	$234	$1,279	$4	$0
Westgate — Boise, ID	7,888	1,000	10,648	20	0
Wirth Corp Center — Golden Valley, MN	5,230	970	7,644	1	29

TOTAL OFFICE BUILDINGS	$172,359	$30,626	$267,997	$2,491	$288

INDUSTRIAL
API Building — Duluth, MN	$0	$115	$1,886	$1	$0
Dixon Ave. Industrial Park — Des Moines, IA	8,791	1,439	11,462	3	0
Lexington Commerce Center — Eagan, MN	3,221	453	5,371	7	0
Lighthouse — Duluth, MN	0	90	2,026	1	0
Lindberg/Bodycote — Eden Prairie, MN	1,574	198	1,954	0	0
Metal Improvement Co. — N. Brighton, MN	1,446	240	2,205	0	4
Stone Container — Fargo, ND	4,683	440	6,576	36	89
Stone Container — Roseville, MN	5,017	810	7,275	0	165
Stone Container — Waconia, MN	0	165	1,502	0	0
Wilson’s Leather — Brooklyn Park, MN	8,748	1,368	11,685	0	0
Winsted/Sterner Lighting — Winsted, MN	0	100	901	6	0

TOTAL INDUSTRIAL	$33,480	$5,418	$52,843	$54	$258

RETAIL
Anoka Strip Center — Anoka, MN	$492	$123	$602	$6	$0
Arrowhead Shopping Center — Minot, ND	1,192	100	2,954	43	0
Barnes & Noble — Fargo, ND	1,376	540	2,735	0	0
Barnes & Noble — Omaha, NE	1,491	600	3,099	0	0
Buffalo Mall — Jamestown, ND	0	575	3,886	164	0
Carmike Theatre — Grand Forks, ND	1,663	184	2,295	0	67
Champion Auto — Forest Lake, MN	0	50	446	2	0
Checkers Auto — Faribault, MN	224	83	257	0	0
Checkers Auto — Rochester, MN	290	76	364	0	0
Denfeld Retail Center — Duluth, MN	0	276	4,908	0	0
Dilly Lily — St. Louis Park, MN	231	168	172	5	0
Eagan PDQ — Eagan, MN	0	214	568	0	0
Eagan Retail Center I — Eagan, MN	1,711	196	314	5	0
Eagan Retail Center II — Eagan, MN	0	291	1,057	10	0
East Grand Station — E. Grand Forks, MN	733	150	1,242	0	0
Ernst Home Center — Kalispell, MT	0	250	2,250	0	0
Evergreen Shopping Ctr. — Pine City, MN	2,313	154	2,648	135	0
Excelsior Retail Center — Excelsior, MN	0	275	626	17	0
Express Shopping Center — Fargo, ND	1,043	305	1,120	2	0
Interstate Bakery — Mounds View, MN	0	47	243	0	0
Inver Grove Ctr. — PDQ — I. Grove Hts., MN	653	221	719	7	0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

				COST CAPITALIZATION
		INITIAL COST TO COMPANY		SUBSEQUENT TO ACQUISITION
			BUILDINGS &		CARRYING
RETAIL — continued	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS
Jamestown Mall — Jamestown, ND	$920	$297	$1,024	$75	$0
Lakeville Retail Center — Lakeview, MN	0	121	1,240	603	0
Maplewood Square — Rochester, MN	6,063	3,275	8,631	1	0
MedPark Mall — Grand Forks, ND	3,239	681	4,968	14	0
Minot Plaza — Minot, ND	0	50	471	1	0
Pamida — Ladysmith, WI	1,231	89	1,411	0	0
Pamida — Livingston, MT	1,462	227	1,573	0	0
PDQ Center — Mound, MN	0	100	260	0	0
Petco Warehouse — Fargo, ND	619	324	928	0	27
Plaza Shopping Center — Schofield, WI	0	175	1,575	25	0
PDQ Center — Prior Lake, MN	925	202	769	5	0
Prior Lake Peak — Prior Lake, MN	0	48	431	3	0
Sam Goody/Musicland — Willmar, MN	0	170	230	8	0
South Pond Retail Center — Champlin, MN	0	842	2,883	0	0
Strip Center I — Burnsville, MN	665	208	776	12	0
Strip Center II — Burnsville, MN	529	291	469	17	0
Thomasville — Kentwood, MI	1,154	225	1,896	0	0
Former Tom Thumb — Andover, MN	199	104	176	0	0
Former Tom Thumb — Bethel, MN	363	32	478	0	0
Former Tom Thumb — Blaine, MN	382	121	399	14	0
Former Tom Thumb — Buffalo, MN	315	131	329	11	0
Former Tom Thumb — Centerville, MN	228	78	252	0	0
Former Tom Thumb — Glencoe, MN	0	52	478	0	0
Former Tom Thumb — Ham Lake, MN	0	143	392	0	0
Former Tom Thumb — Howard Lake, MN	250	22	358	0	0
Former Tom Thumb — Lakeland, MN	307	86	354	3	0
Former Tom Thumb — Lindstrom, MN	222	67	254	0	0
Former Tom Thumb — Lino Lakes, MN	297	121	319	12	0
Former Tom Thumb — Long Prairie, MN	0	39	661	0	0
Former Tom Thumb — Monticello, MN	0	86	770	0	0
Former Tom Thumb — Mora, MN	0	55	245	0	0
Former Tom Thumb — Oakdale, MN	498	351	380	8	0
Former Tom Thumb — Paynesville, MN	0	31	334	0	0
Former Tom Thumb — Pine City, MN	377	83	357	0	0
Former Tom Thumb — Shoreview, MN	0	63	267	0	0
Former Tom Thumb — Winsted, MN	271	35	375	1	0
Tool Crib — Duluth, MN	0	130	1,886	0	0
West Lake Center — Forest Lake, MN	5,472	2,397	5,611	89	0
West Village Center — Chanhassen, MN	15,575	5,035	15,833	(94)	0
Westgate Shopping Center — St. Cloud, MN	4,318	1,232	6,490	78	0

TOTAL RETAIL	$59,293	$22,697	$99,038	$1,282	$94

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION - (in thousands)

				COST CAPITALIZATION
		INITIAL COST TO COMPANY		SUBSEQUENT TO ACQUISITION
			BUILDINGS &		CARRYING
MEDICAL	ENCUMBRANCES	LAND	IMPROVEMENTS	IMPROVEMENTS	COSTS
Abbott Northwest — Sartell, MN	$8,271	$0	$13,637	$229	$0
Airport Medical — Bloomington, MN	3,024	0	4,678	0	0
Denfeld Clinic — Duluth, MN	0	541	2,796	0	0
Edgewood Vista — Belgrade, MT	226	14	439	0	0
Edgewood Vista — Columbus, NE	249	14	441	0	0
Edgewood Vista — Duluth, MN	4,130	390	11,315	4	0
Edgewood Vista — East Grand Forks, MN	867	25	1,405	0	0
Edgewood Vista — Fremont, NE	324	56	496	0	0
Edgewood Vista — Grand Island, NE	249	14	441	0	0
Edgewood Vista — Hastings, NE	335	14	558	0	0
Edgewood Vista — Kalispell, MT	339	70	518	0	0
Edgewood Vista — Minot, ND	3,018	260	6,011	0	0
Edgewood Vista — Missoula, MT	481	109	854	0	0
Edgewood Vista — Omaha, NE	387	89	553	0	0
Edgewood Vista — Virginia, MN	4,836	246	6,766	0	58
Edgewood Vista — Phase II — Virginia, MN	3,502	0	5,111	0	0
Fresenius — Duluth, MN	0	50	1,753	0	0
Gateway Clinic — Sandstone, MN	0	71	1,829	0	0
Healtheast Medical Center — Woodbury & St. Johns, MN	18,066	3,238	18,363	0	0
Mariner Clinic — Superior, WI	0	397	3,704	0	0
Park Dental — Brooklyn, MN	1,734	185	2,767	0	0
Pavilion II — Duluth, MN	0	2,735	14,941	1,841	0
Paul Larson Clinic — Edina, MN	0	351	662	0	0
Southdale Expansion — Edina, MN	8,577	0	7,224	5,509	0
Southdale Medical Center — Edina, MN	23,366	3,500	29,596	(172)	0
UH Medical — St. Paul, MN	4,611	0	7,407	198	0
Wedgwood — Sweetwater, GA	1,273	334	3,638	0	0
Wells Clinic — Hibbing, MN	0	177	2,726	0	0

TOTAL MEDICAL	$87,865	$12,880	$150,629	$7,609	$58

UNDEVELOPED LAND
Andover, MN	$0	$150	$0	$0	$0
Centerville, MN	0	100	0	2	0
Cottonwood Lake IV — Bismarck, ND	0	264	0	0	0
Inver Grove, MN	65	560	0	3	0
Kalispell, MT	0	1,400	0	12	0
Libby, MT	0	150	0	1	0
Long Prairie, MN	0	150	0	0	0
River Falls, WI	0	200	0	2	0

TOTAL UNDEVELOPED LAND	$65	$2,974	$0	$20	$0

TOTAL	$633,124	$110,113	$971,110	$20,217	$1,988

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

						LIFE ON
						WHICH
						LATEST
						INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT
MULTI-FAMILY RESIDENTIAL	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	IS COMPUTED
408 1st Street SE — Minot, ND	$10	$37	$47	$33	2001	40 years
Applewood On The Green — Omaha, NE	706	11,318	12,024	690	2001	40 years
Beulah Condos — Beulah, ND	6	428	434	342	1983	15-40 years
Bison Properties — Carrington, ND	100	566	666	404	1972	25-40 years
Brookfield Village — Topeka, KS	624	6,810	7,434	93	2003	40 years
Candlelight Apartments — Fargo, ND	80	1,590	1,670	412	1993	24-40 years
Canyon Lake Apartments — Rapid City, SD	305	3,999	4,304	266	2001	40 years
Castle Rock — Billings, MT	736	5,427	6,163	756	1999	40 years
Century Apartments — Williston, ND	200	4,336	4,536	1,883	1986	35-40 years
Chateau Apartments — Minot, ND	122	2,612	2,734	405	1997	12-40 years
Clearwater — Boise, ID	585	3,339	3,924	484	1999	40 years
Colton Heights — Minot, ND	80	912	992	496	1996	40 years
Connelly Estates — Burnsville, MN	2,401	11,799	14,200	231	2003	40 years
Cottonwood Lake I — Bismarck, ND	264	4,308	4,572	669	1999	40 years
Cottonwood Lake II — Bismarck, ND	264	4,062	4,326	626	1999	40 years
Cottonwood Lake III — Bismarck, ND	264	4,523	4,787	432	1999	40 years
Country Meadows Phase I — Billings, MT	246	4,065	4,311	648	1984	33-40 years
Country Meadows Phase II — Billings, MT	246	4,219	4,465	463	1997	40 years
Crestview Apartments — Bismarck, ND	235	5,016	5,251	1,267	1994	24-40 years
Crown Colony — Topeka, KS	620	10,570	11,190	1,239	2000	40 years
Dakota Arms — Minot, ND	50	608	658	132	1996	24-40 years
Dakota Hill At Valley Ranch — Irving, TX	3,650	34,785	38,435	3,698	2000	40 years
East Park Apartments — Sioux Falls, SD	115	2,544	2,659	118	2002	40 years
Eastgate Properties — Moorhead, MN	24	2,708	2,732	1,811	1970	33-40 years
Forest Park Estates — Grand Forks, ND	810	7,336	8,146	1,993	1993	24-40 years
Heritage Manor — Rochester, MN	403	7,658	8,061	1,145	1999	40 years
Ivy Club — Vancouver, WA	1,274	12,156	13,430	1,530	1999	40 years
Jenner Properties — Grand Forks, ND	201	1,814	2,015	323	1996	40 years
Kirkwood Apartments — Bismarck, ND	449	3,465	3,914	628	1997	12-40 years
Lancaster Apartments — St. Cloud, MN	289	3,118	3,407	333	2000	40 years
Legacy Apartments I — Grand Forks, ND	908	6,404	7,312	1,293	1996	24-40 years
Legacy Apts II & III — Grand Forks, ND	454	3,440	3,894	557	1996	24-40 years
Legacy IV — Grand Forks, ND	252	6,491	6,743	711	2000	40 years
Legacy V — Grand Forks, ND	137	214	351	0	2000	40 years
Legacy VI — Grand Forks, ND	137	93	230	0	2000	40 years
Legacy VII — Grand Forks, ND	137	93	230	0	2000	40 years
Lonetree Apartments — Harvey, ND	14	246	260	72	1991	24-40 years
Magic City Apartments — Minot, ND	412	4,504	4,916	785	1997	12-40 years
Meadows Phase I — Jamestown, ND	57	1,784	1,841	211	2000	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

						LIFE ON
						WHICH
						LATEST
						INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT
MULTI-FAMILY RESIDENTIAL	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	IS COMPUTED
Meadows Phase II — Jamestown, ND	$55	$1,875	$1,930	$200	2000	40 years
Meadows Phase III — Jamestown, ND	56	2,145	2,201	130	2002	40 years
Miramont — Fort Collins, CO	1,470	13,411	14,881	2,512	1996	40 years
Monticello Apartments — Monticello, MN	490	3,975	4,265	20	2004	40 years
Neighborhood Apts. — Co. Springs, CO	1,034	11,114	12,148	2,128	1996	40 years
North Pointe — Bismarck, ND	144	2,269	2,413	486	1995	24-40 years
Oakmont Apartments — Sioux Falls, SD	423	4,894	5,317	256	2002	40 years
Olympic Village — Billings, MT	1,164	11,150	12,314	1,065	2001	40 years
Oxbow — Sioux Falls, SD	404	4,811	5,215	1,130	1994	24-40 years
Park East Apartments — Fargo, ND	83	5,274	5,357	803	1997	12-40 years
Park Meadows I — Waite Park, MN	572	5,468	6,040	1,148	1997	40 years
Park Meadows II & III — Waite Park, MN	572	6,347	6,919	1,320	1997	40 years
Parkway Apartments — Beulah, ND	7	208	215	50	1988	5-40 years
Pebble Springs — Bismarck, ND	7	782	789	93	2000	40 years
Pine Cone Apartments — Fort Collins, CO	905	12,900	13,805	2,860	1994	40 years
Pinehurst Apartments — Billings, MT	72	703	775	39	2002	40 years
Pointe West Apartments — Rapid City, SD	240	4,376	4,616	1,095	1994	24-40 years
Prairie Winds Apartments — Sioux Falls, SD	144	1,955	2,099	552	1993	24-40 years
Prairiewood Meadows — Fargo, ND	280	2,788	3,068	275	2001	40 years
Remada Court Apartments — Eagan, MN	1,067	5,691	6,758	111	2003	40 years
Ridge Oaks Apartments — Sioux City, IA	178	4,674	4,852	497	2001	40 years
Rimrock Apartments — Billings, MT	330	3,696	4,026	452	2000	40 years
Rocky Meadows 96 — Billings, MT	656	6,173	6,829	1,188	1996	40 years
Rosewood/Oakwood — Sioux Falls, SD	543	5,470	6,013	1,369	1996	40 years
Sherwood Apartments — Topeka, KS	1,150	15,447	16,597	1,814	2000	40 years
South Pointe — Minot, ND	550	9,936	10,486	1,992	1995	24-40 years
Southview Apartments — Minot, ND	185	586	771	147	1994	24-40 years
Southwind Apartments — Grand Forks, ND	400	5,940	6,340	1,247	1996	24-40 years
Sunset Trail Phase I — Rochester, MN	168	6,935	7,103	627	2001	40 years
Sunset Trail Phase II — Rochester, MN	168	7,425	7,593	501	2002	40 years
Sweetwater Properties — Carrington & Cooperstown, ND	90	1,684	1,774	1,076	1972	5-40 years
Sycamore Village Apts. — Sioux Falls, SD	100	1,408	1,508	65	2002	40 years
Thomasbrook — Lincoln, NE	600	9,793	10,393	1,325	2000	40 years
Valley Park Manor — Grand Forks, ND	293	5,135	5,428	666	2000	40 years
Van Mall Woods — Vancouver, WA	600	5,736	6,336	809	1999	40 years
West Stonehill — St. Cloud, MN	938	12,280	13,218	2,570	1995	40 years
Westwood Park — Bismarck, ND	161	2,272	2,433	359	1999	40 years
Winchester/Village Green — Rochester, MN	982	8,085	9,067	159	2003	40 years
Woodridge Apartments — Rochester, MN	370	6,646	7,016	1,295	1996	40 years

TOTAL MULTI-FAMILY RESIDENTIAL	$35,518	$410,654	$446,172	$61,610

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

						LIFE ON
						WHICH
						LATEST
						INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT
OFFICE BUILDINGS	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	IS COMPUTED
1st Avenue Building - Minot, ND	$30	$518	$548	$456	1981	33-40 years
17 South Main - Minot, ND	15	87	102	7	2001	40 years
401 South Main - Minot, ND	71	557	628	212	1987	24-40 years
2030 Cliff Road - Eagan, MN	146	837	983	64	1986	19-40 years
Ameritrade - Omaha, NE	327	8,022	8,349	1,008	1999	40 years
Benton Business Park - Sauk Rapids, MN	188	1,425	1,613	50	2003	40 years
Bloomington Bus. Plaza - Bloomington, MN	1,300	6,289	7,589	409	2001	40 years
Brenwood - Minnetonka, MN	1,762	12,657	14,419	526	2002	40 years
Brown Deer Road - Milwaukee, WI	1,455	12,456	13,911	432	2003	40 years
Burnsville Bluffs - Burnsville, MN	300	2,499	2,799	172	2001	40 years
Central Bank Office - Eden Prairie, MN	531	4,129	4,660	124	2003	40 years
Chiropractor Office Bldg. - Greenwood, MN	189	145	334	4	2003	40 years
Cold Spring Center - St. Cloud, MN	588	8,022	8,610	617	2001	40 years
Conseco Bldg - Rapid City, SD	285	6,762	7,047	641	2001	40 years
Dewey Hill Business Center - Edina, MN	985	3,954	4,939	331	2001	40 years
Flying Cloud Drive - Eden Prairie, MN	1,062	4,711	5,773	527	2000	40 years
Golden Hills Office Ctr. - Golden Valley, MN	3,018	24,570	27,588	993	2003	40 years
Great Plains Software - Fargo, ND	126	15,250	15,376	1,795	2000	40 years
Interlachen Corp Center - Eagan, MN	1,650	15,074	16,724	1,036	2001	40 years
Mendota Center I - Mendota Heights, MN	1,570	5,470	7,040	326	2002	40 years
Mendota Center II - Mendota Heights, MN	1,074	10,482	11,556	621	2002	40 years
Mendota Center III - Mendota Heights, MN	1,501	5,249	6,750	297	2002	40 years
Mendota Center IV - Mendota Heights, MN	1,385	7,320	8,705	392	2002	40 years
Mendota Northland Ctr. - Mendota Hts., MN	1,331	16,329	17,660	860	2002	40 years
Metris - Duluth, MN	336	2,615	2,951	9	2004	40 years
Minnesota National Bank - Duluth, MN	287	1,820	2,107	4	2004	40 years
Hospitality Associates - Minnetonka, MN	40	361	401	62	2001	40 years
Nicollett VII - Burnsville, MN	429	6,953	7,382	530	2001	40 years
Northgate II - Maple Grove, MN	358	2,007	2,365	217	2000	40 years
Pillsbury Business Center - Edina, MN	284	1,558	1,842	118	2001	40 years
Plaza VII - Boise, ID	300	3,100	3,400	101	2003	40 years
Plymouth IV & V - Plymouth, MN	641	14,247	14,888	1,024	2001	40 years
Southeast Tech Center - Eagan, MN	560	5,557	6,117	610	2000	40 years
TCA Building - Eagan, MN	627	11,925	12,552	181	2003	40 years
Three Paramount Plaza - Bloomington, MN	1,261	6,608	7,869	339	2002	40 years
Thresher Square East - Minneapolis, MN	646	5,919	6,565	339	2002	40 years
Thresher Square West - Minneapolis, MN	449	4,113	4,562	236	2002	40 years
UHC Office - International Falls, MN	119	2,383	2,502	4	2004	40 years
Viromed - Eden Prairie, MN	666	4,198	4,864	546	1999	40 years
Wayroad - Minnetonka, MN	530	4,973	5,503	258	2002	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

						LIFE ON
						WHICH
						LATEST
						INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT
OFFICE BUILDINGS - continued	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	IS COMPUTED
West River Business Pk. - Waite Park, MN	$234	$1,283	$1,517	$53	2003	40 years
Westgate - Boise, ID	1,000	10,668	11,668	367	2003	40 years
Wirth Corp Center - Golden Valley, MN	970	7,674	8,644	406	2002	40 years

TOTAL OFFICE BUILDINGS	$30,626	$270,776	$301,402	$17,304	1981	33-40 years

INDUSTRIAL
API Building - Duluth, MN	$115	$1,887	$2,002	$4	2004	40 years
Dixon Ave. Industrial Park - Des Moines, IA	1,439	11,465	12,904	449	2002	40 years
Lexington Commerce Center - Eagan, MN	453	5,378	5,831	560	2000	40 years
Lighthouse - Duluth, MN	90	2,027	2,117	8	2004	40 years
Lindberg/Bodycote - Eden Prairie, MN	198	1,954	2,152	418	1992	40 years
Metal Improvement Co. - N. Brighton, MN	240	2,209	2,449	113	2002	40 years
Stone Container - Fargo, ND	440	6,701	7,141	1,100	1995	40 years
Stone Container - Roseville, MN	810	7,440	8,250	442	2001	40 years
Stone Container - Waconia, MN	165	1,502	1,667	139	2001	40 years
Wilson’s Leather - Brooklyn Park, MN	1,368	11,685	13,053	547	2002	40 years
Winsted/Sterner Lighting - Winsted, MN	100	907	1,007	81	2001	40 years

TOTAL INDUSTRIAL	$5,418	$53,155	$58,573	$3,861	2004	40 years

RETAIL
Anoka Strip Center - Anoka, MN	$123	$608	$731	$18	2003	40 years
Arrowhead Shopping Center - Minot, ND	100	2,997	3,097	2,331	1973	15 1/2-40 years
Barnes & Noble - Fargo, ND	540	2,735	3,275	655	1994	40 years
Barnes & Noble - Omaha, NE	600	3,099	3,699	659	1995	40 years
Buffalo Mall - Jamestown, ND	575	4,050	4,625	139	2003	40 years
Carmike Theatre - Grand Forks, ND	184	2,362	2,546	561	1994	40 years
Champion Auto - Forest Lake, MN	50	448	498	11	2003	40 years
Checkers Auto - Faribault, MN	83	257	340	8	2003	40 years
Checkers Auto - Rochester, MN	76	364	440	11	2003	40 years
Denfeld Retail Center - Duluth, MN	276	4,908	5,184	9	2004	40 years
Dilly Lily - St. Louis Park, MN	168	177	345	5	2003	40 years
Eagan PDQ - Eagan, MN	214	568	782	17	2003	40 years
Eagan Retail Center I - Eagan, MN	196	319	515	9	2003	40 years
Eagan Retail Center II - Eagan, MN	291	1,067	1,358	31	2003	40 years
East Grand Station - E. Grand Forks, MN	150	1,242	1,392	138	2000	40 years
Ernst Home Center - Kalispell, MT	250	2,250	2,500	68	2003	40 years
Evergreen Shopping Ctr. - Pine City, MN	154	2,783	2,937	82	2003	40 years
Excelsior Retail Center - Excelsior, MN	275	643	918	19	2003	40 years
Express Shopping Center - Fargo, ND	305	1,122	1,427	34	2003	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

						LIFE ON
						WHICH
						LATEST
						INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT
RETAIL - continued	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	IS COMPUTED
Interstate Bakery - Mounds View, MN	$47	$243	$290	$7	2003	40 years
Inver Grove Ctr. - PDQ - I. Grove Hts., MN	221	726	947	22	2003	40 years
Jamestown Mall - Jamestown, ND	297	1,099	1,396	32	2003	40 years
Lakeville Retail Center - Lakeview, MN	121	1,843	1,964	50	2003	40 years
Maplewood Square - Rochester, MN	3,275	8,632	11,907	1,038	2000	40 years
MedPark Mall - Grand Forks, ND	681	4,982	5,663	535	2000	40 years
Minot Plaza - Minot, ND	50	472	522	135	1993	40 years
Pamida - Ladysmith, WI	89	1,411	1,500	43	2003	40 years
Pamida - Livingston, MT	227	1,573	1,800	48	2003	40 years
PDQ Center - Mound, MN	100	260	360	8	2003	40 years
Petco Warehouse - Fargo, ND	324	955	1,279	226	1994	40 years
Plaza Shopping Center - Schofield, WI	175	1,600	1,775	48	2003	40 years
PDQ Center - Prior Lake, MN	202	774	976	24	2003	40 years
Prior Lake Peak - Prior Lake, MN	48	434	482	10	2003	40 years
Sam Goody/Musicland - Willmar, MN	170	238	408	7	2003	40 years
South Pond Retail Center - Champlin, MN	842	2,883	3,725	6	2004	40 years
Strip Center I - Burnsville, MN	208	788	996	24	2003	40 years
Strip Center II - Burnsville, MN	291	486	777	14	2003	40 years
Thomasville - Kentwood, MI	225	1,896	2,121	355	1996	40 years
Former Tom Thumb - Andover, MN	104	176	280	5	2003	40 years
Former Tom Thumb - Bethel, MN	32	478	510	14	2003	40 years
Former Tom Thumb - Blaine, MN	121	413	534	13	2003	40 years
Former Tom Thumb - Buffalo, MN	131	340	471	10	2003	40 years
Former Tom Thumb - Centerville, MN	78	252	330	8	2003	40 years
Former Tom Thumb - Glencoe, MN	52	478	530	14	2003	40 years
Former Tom Thumb - Ham Lake, MN	143	392	535	12	2003	40 years
Former Tom Thumb - Howard Lake, MN	22	358	380	11	2003	40 years
Former Tom Thumb - Lakeland, MN	86	357	443	11	2003	40 years
Former Tom Thumb - Lindstrom, MN	67	254	321	8	2003	40 years
Former Tom Thumb - Lino Lakes, MN	121	331	452	10	2003	40 years
Former Tom Thumb - Long Prairie, MN	39	661	700	20	2003	40 years
Former Tom Thumb - Monticello, MN	86	770	856	23	2003	40 years
Former Tom Thumb - Mora, MN	55	245	300	7	2003	40 years
Former Tom Thumb - Oakdale, MN	351	388	739	12	2003	40 years
Former Tom Thumb - Paynesville, MN	31	334	365	10	2003	40 years
Former Tom Thumb - Pine City, MN	83	357	440	11	2003	40 years
Former Tom Thumb - Shoreview, MN	63	267	330	8	2003	40 years
Former Tom Thumb - Winsted, MN	35	376	411	11	2003	40 years
Tool Crib - Duluth, MN	130	1,886	2,016	4	2004	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

						LIFE ON
						WHICH
						LATEST
						INCOME
		BUILDING &		ACCUMULATED	DATE	STATEMENT
RETAIL - continued	LAND	IMPROVEMENTS	TOTAL	DEPRECIATION	ACQUIRED	IS COMPUTED
West Lake Center - Forest Lake, MN	$2,397	$5,700	$8,097	$168	2003	40 years
West Village Center - Chanhassen, MN	5,035	15,739	20,774	475	2003	40 years
Westgate Shopping Center - St. Cloud, MN	1,232	6,568	7,800	41	2004	40 years

TOTAL RETAIL	$22,697	$100,414	$123,111	$8,343	2003	40 years

MEDICAL
Abbott Northwest - Sartell, MN	$0	$13,866	$13,866	$552	2002	40 years
Airport Medical - Bloomington, MN	0	4,678	4,678	190	2002	40 years
Denfeld Clinic - Duluth, MN	541	2,796	3,337	5	2004	40 years
Edgewood Vista - Belgrade, MT	14	439	453	52	2000	40 years
Edgewood Vista - Columbus, NE	14	441	455	52	2000	40 years
Edgewood Vista - Duluth, MN	390	11,319	11,709	740	2000	40 years
Edgewood Vista - East Grand Forks, MN	25	1,405	1,430	191	1997	40 years
Edgewood Vista - Fremont, NE	56	496	552	42	2001	40 years
Edgewood Vista - Grand Island, NE	14	441	455	52	2000	40 years
Edgewood Vista - Hastings, NE	14	558	572	45	2001	40 years
Edgewood Vista - Kalispell, MT	70	518	588	41	2001	40 years
Edgewood Vista - Minot, ND	260	6,011	6,271	979	1997	40 years
Edgewood Vista - Missoula, MT	109	854	963	160	1997	40 years
Edgewood Vista - Omaha, NE	89	553	642	43	2001	40 years
Edgewood Vista - Virginia, MN	246	6,824	7,070	348	2002	40 years
Edgewood Vista - Phase II - Virginia, MN	0	5,111	5,111	27	2004	40 years
Fresenius - Duluth, MN	50	1,753	1,803	2	2004	40 years
Gateway Clinic - Sandstone, MN	71	1,829	1,900	2	2004	40 years
Healtheast Med. Center - Woodbury & St. Johns, MN	3,238	18,363	21,601	1,817	2001	40 years
Mariner Clinic - Superior, WI	397	3,704	4,101	5	2004	40 years
Park Dental - Brooklyn, MN	185	2,767	2,952	112	2002	40 years
Pavilion II - Duluth, MN	2,735	16,782	19,517	22	2004	40 years
Paul Larson Clinic - Edina, MN	351	662	1,013	26	2002	40 years
Southdale Expansion - Edina, MN	0	12,733	12,733	200	2003	40 years
Southdale Medical Center - Edina, MN	3,500	29,424	32,924	2,456	2001	40 years
UH Medical - St. Paul, MN	0	7,605	7,605	314	2002	40 years
Wedgwood - Sweetwater, GA	334	3,638	3,972	654	1996	40 years
Wells Clinic - Hibbing, MN	177	2,726	2,903	3	2004	40 years

TOTAL MEDICAL	$12,880	$158,296	$171,176	$9,132

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

							LIFE ON
							WHICH
							LATEST
							INCOME
		BUILDING &			ACCUMULATED	DATE	STATEMENT
UNDEVELOPED LAND	LAND	IMPROVEMENTS	TOTAL		DEPRECIATION	ACQUIRED	IS COMPUTED
Andover, MN	$150	$0	$150		$0	2003	40 years
Centerville, MN	100	2	102		0	1999	40 years
Cottonwood Lake IV - Bismarck, ND	264	0	264		0	2003	40 years
Inver Grove, MN	560	3	563		0	2003	40 years
Kalispell, MT	1,400	12	1,412		0	2003	40 years
Libby, MT	150	1	151		0	2003	40 years
Long Prairie, MN	150	0	150		0
River Falls, WI	200	2	202		0	2003	40 years

TOTAL UNDEVELOPED LAND	$2,974	$20	$2,994		$0

TOTAL	$110,113	$993,315	$1,103,428	(1)	$100,250

(1)     The aggregate cost of land, building and improvements for federal income tax purposes is approximately $925 million.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ended April 30, 2004, 2003, and 2002 are as follows:

	(in thousands)
	2004	2003	2002
Balance at beginning of year	$919,781	$740,319	$591,637
Additions during year
Commercial Real Estate	129,100	170,509	119,329
Residential Real Estate	41,200	3,938	23,951
Undeveloped Land	0	2,760	0
Improvements and Other	17,384	14,574	8,708

	$1,107,465	$932,100	$743,625
Deductions during year
Cost of Real Estate Sold	(3,975)	(11,908)	(3,306)
Reclassification	0	(411)	0
Impairment charge	(62)	0	0

Balance at close of year	$1,103,428	$919,781	$740,319

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2004, 2003, and 2002, are as follows:

	(in thousands)
	2004	2003	2002
Balance at beginning of year	$75,639	$58,926	$44,093
Additions during year
Provisions for depreciation	25,088	19,606	15,515
Deductions during year
Accumulated depreciation/amortization on real estate sold	(477)	(2,893)	(682)

Balance at close of year	$100,250	$75,639	$58,926

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2004

Schedule IV
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

				(in thousands)
							Prin. Amt
							of Loans
		Final			Face	Carrying	Subject
	Interest	Maturity	Payment	Prior	Amt. of	Amt. of	to Delinquent
	Rate	Date	Terms	Liens	Mortgages	Mortgages	Prin. or Int.
First Mortgage
Martin Property – Pioneer Seed			Monthly/
	6.00%	05/01/09	Balloon	—	$475	$475	—
			Monthly/
Nebraska Orthopaedic	4.75%	09/30/04	Balloon	—	4,249	4,249	—

					$4,724	$4,724
Junior Mortgage
			Monthly/
C. Grueber - Cottage Grove	7.50%	10/04/07	Balloon	—	$200	$194	—

					$4,924	$4,918

Less:
Unearned Discounts						$0
Deferred Gain from Property Dispositions						0
Allowance for Loan Losses						(25)

						$4,893

	(in thousands)
	2004	2003	2002
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$1,183	$3,953	$1,037
New participations in and advances on mortgage loans	7,100	1,024	3,200

	$8,283	$4,977	$4,237
Collections	(3,232)	(3,794)	(284)
Transferred to other assets	(158)	0	0

MORTGAGE LOANS RECEIVABLE, END OF YEAR	$4,893	$1,183	$3,953