Form 10-Q
period 2004-07-31
INVESTORS REAL ESTATE TRUST
filed 2004-09-09
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2004

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST

(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization) Post Office Box 1988 12 South Main Street	45-0311232 (I.R.S. Employer Identification No.)
Minot, ND (Address of principal executive offices)	58702-1988 (Zip code)

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

     Yes  ☒     No  ☐

     Registrant is a North Dakota Real Estate Investment Trust. As of August 26, 2004, it had 42,357,297 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS – FIRST QUARTER — FISCAL 2005

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	(unaudited)
	July 31, 2004	April 30, 2004
ASSETS
Real estate investments
Property owned	$1,146,795	$1,100,434
Less accumulated depreciation/amortization	(105,376)	(100,250)

	1,041,419	1,000,184
Undeveloped land	2,847	2,994
Mortgage loans receivable, net of allowance	638	4,893

Total real estate investments	1,044,904	1,008,071

Other assets
Cash and cash equivalents	35,596	31,704
Marketable securities – available-for-sale	2,335	2,336
Receivable arising from straight-lining of rents, net of allowance	6,175	5,976
Accounts receivable – net of allowance	2,278	2,155
Real estate deposits	748	1,567
Prepaid and other assets	2,028	2,677
Tax, insurance, and other escrow	10,394	11,301
Property and equipment, net	2,338	2,292
Goodwill	1,441	1,441
Deferred charges and leasing costs — net	7,663	6,797

TOTAL ASSETS	$1,115,900	$1,076,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$20,951	$22,639
Notes payable	—	25,000
Mortgages payable	690,444	633,124
Investment certificates issued	6,633	7,074
Other debt	826	843

TOTAL LIABILITIES	718,854	688,680

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	16,249	16,386
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP
(12,436,312 units on July 31, 2004 and 11,819,350 units on April 30, 2004)	98,597	92,622
SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2004 and April 30, 2004)	27,343	27,343
Common shares of beneficial interest (Unlimited authorization, no par value, 42,279,418 shares issued and outstanding at July 31, 2004 and 41,693,256 shares issued and outstanding at April 30, 2004)	297,858	292,400
Accumulated distributions in excess of net income	(42,973)	(41,083)
Accumulated other comprehensive loss	(28)	(31)

TOTAL SHAREHOLDERS’ EQUITY	282,200	278,629

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,115,900	$1,076,317

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2004 and 2003

	(in thousands, except per share data)
	2004	2003
REVENUE
Real estate rentals	$33,103	$27,465
Tenant reimbursement	6,372	4,766

TOTAL REVENUE	39,475	32,231

OPERATING EXPENSE
Interest	11,671	9,945
Depreciation/amortization related to real estate investments	8,005	5,443
Utilities	2,667	1,852
Maintenance	4,359	3,436
Real estate taxes	4,595	3,941
Insurance	685	673
Property management expenses	2,458	2,041
Property management related party	150	129
Administrative expense	745	629
Advisory and trustee services	24	28
Other operating expenses	140	171
Amortization	276	185
Amortization of related party costs	20	14

TOTAL OPERATING EXPENSE	35,795	28,487
Operating income	3,680	3,744
Non-operating income	211	150
Income before minority interest and discontinued operations	3,891	3,894
Minority interest portion of other partnerships’ income	(89)	(257)
Minority interest portion of operating partnership income	(1,457)	(814)

Income from continuing operations	2,345	2,823
Discontinued operations, net	3,125	97

NET INCOME	5,470	2,920

Dividends to preferred shareholders	(593)	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,877	$2,920

BASIC
Earnings per common share from continuing operations	$.04	$.08
Earnings per common share from discontinued operations	.08	.00

NET INCOME PER COMMON SHARE	$.12	$.08

DILUTED
Earnings per common share from continuing operations	$.06	$.08
Earnings per common share from discontinued operations	.06	.00

NET INCOME PER COMMON SHARE	$.12	$.08

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the three months ended July 31, 2004

	(in thousands)
	NUMBER					ACCUMULATED
	OF		NUMBER		DISTRIBUTIONS	OTHER	TOTAL
	PREFERRED	PREFERRED	OF COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	SHAREHOLDERS’
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INCOME (LOSS)	EQUITY
Balance May 1, 2004	1,150	$27,343	41,693	$292,400	$(41,083)	$(31)	$278,629
Comprehensive Income
Net income					5,470		5,470
Unrealized gain on securities available-for- sale						3	3

Total comprehensive income							5,473
Distributions					(7,360)		(7,360)
Distribution reinvestment plan			259	2,509			2,509
Sale of shares			266	2,550			2,550
Redemption of units for common shares			64	424			424
Fractional shares repurchased			(3)	(25)			(25)

Balance July 31, 2004	1,150	$27,343	42,279	$297,858	$(42,973)	$(28)	$282,200

The accompanying notes are an integral part of these consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2004 and 2003

	(in thousands)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,470	$2,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,408	5,777
Minority interest portion of income	1,563	1,100
Gain on sale of real estate, land and other investments	(3,064)	0
Interest reinvested in investment certificates	86	98
Bad debt expense:
Straight-line allowance	50	90
Past due rent	158	0
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	819	(829)
Increase in receivable arising from straight-lining of rents	(250)	(554)
Increase in accounts receivable	(281)	(10)
(Increase) decrease in prepaid and other assets	649	(1,616)
Decrease in tax, insurance and other escrow	907	495
Increase in deferred charges and leasing costs	(1,150)	(1,196)
(Increase) decrease in related party capitalized leasing commissions	(11)	9
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,411)	(107)

Net cash provided by operating activities	11,943	6,177

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage loans receivable	4,255	4
Investment in mortgage loans receivable	0	(531)
Purchase of marketable securities – available-for-sale	4	0
Proceeds from sale of property	19,545	0
Payments for acquisitions and improvements of properties	(38,261)	(22,234)

Net cash used by investing activities	(14,457)	(22,761)

continued

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited continued)
for the three months ended July 31, 2004 and 2003

	(in thousands)
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	$2,518	$57
Proceeds from mortgages payable	53,232	31,287
Proceeds from notes payable		11
Repurchase of shares and minority interest units	(25)	(2)
Distributions paid to shareholders, net of reinvestment	(4,825)	(3,351)
Distributions paid to unitholders of operating partnership	(1,741)	(1,407)
Distributions paid to other minority partners	(226)	(210)
Redemption of investment certificates	(527)	(568)
Principal payments on mortgages payable	(16,983)	(6,047)
Principal payments on notes payable and other debt	(25,017)	(5)

Net cash provided by financing activities	6,406	19,765
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,892	3,181
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,704	18,642

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,596	$21,823

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$2,337	$2,592
UPREIT distribution reinvestment plan	172	204
Preferred dividends payable	198	0
Property acquired through issue of shares	32	0
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	21,071	0
Assets acquired through the issuance of minority interest units in the operating partnership	6,838	13,149
Operating partnership units converted to shares	424	476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	11,136	9,910
Interest on investment certificates	61	95
Interest on margin account and other	291	88

	$11,488	$10,093

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2004 and 2003

NOTE 1 • ORGANIZATION

     Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan, Washington and Wisconsin. As of July 31, 2004, IRET owned 65 multi-family residential properties with 8,671 apartment units and 148 commercial properties totaling 7.7 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

     The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 77.3% and 78.0%, respectively, as of July 31, 2004, and April 30, 2004, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

NOTE 2 • continued

     The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations, with minority interests reflecting the minority partners’ share of ownership and income and expenses.

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

     The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, filed with the SEC.

RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

NOTE 3 • EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the three months ended July 31, 2004 and 2003:

NOTE 3 • continued

	(in thousands, except per share data)
	2004	2003
NUMERATOR
Income from continuing operations	$2,345	$2,823
Discontinued operations	3,125	97

Net income	5,470	2,920
Dividends to preferred shareholders	(593)	0

Numerator for basic earnings per share – net income available to common shareholders	4,877	2,920
Minority interest portion of operating partnership income	1,474	843

Numerator for diluted earnings per share	$6,351	$3,763

DENOMINATOR
Denominator for basic earnings per share — weighted average shares	41,981	36,358
Effect of dilutive securities — convertible operating partnership units	11,987	10,149

Denominator for diluted earnings per share	53,968	46,507

BASIC
Earnings per common share from continuing operations	$.04	$.08
Earnings per common share from discontinued operations	.08	.00

NET INCOME PER COMMON SHARE	$.12	$.08

DILUTED
Earnings per common share from continuing operations	$.06	$.08
Earnings per common share from discontinued operations	.06	.00

NET INCOME PER COMMON SHARE	$.12	$.08

NOTE 4 • SHAREHOLDERS’ EQUITY

     During the three months ended July 31, 2004, we issued 259,000 shares pursuant to our distribution reinvestment plan, for total proceeds of $2.5 million. In addition, as of July 31, 2004, 64,000 Units have been converted to shares during fiscal year 2005, with a total value of $424,000 included in shareholders’ equity.

NOTE 5 • SEGMENT REPORTING

     IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment. Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the majority of the aggregation criteria under SFAS 131. Previously, IRET’s operating segments were aggregated and classified as multi-family residential and commercial properties, producing two reportable segments. Beginning with this first quarter of IRET’s current fiscal year, IRET is reporting its results in five segments: multi-family residential properties, office, industrial (including miscellaneous commercial properties), retail, and medical (including assisted living facilities) properties.

NOTE 5 • continued

We have expanded our number of reportable segments in response to our growth and to the increased diversity of our properties, in particular the increase in the number of retail and medical properties we own. In April and May 2004 we acquired a significant number of medical properties located in the Duluth, Minnesota area. This growth and increased diversity of property type prompted us to reorganize our asset management group, effective July 2004, in order to permit greater management specialization by property type. It also provides a basis for aggregating properties with similar economic characteristics. While we will continue to separately evaluate the performance of each of our properties, our management will also assess our performance in each of our five segments.

     The revenues, profit (loss) and assets for these reportable segments are summarized as follows as of and for the three-month periods ended July 31, 2004 and 2003, along with reconciliations to the consolidated financial statements:

Three Months Ended July 31, 2004

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$11,401	$6,247	$1,691	$4,644	$15,492	$39,475

Expenses
Mortgage interest	3,079	1,950	564	953	4,717	11,263
Depreciation/amortization related to real estate investments	2,817	1,291	377	695	2,781	7,961
Utilities and maintenance	2,251	910	79	545	3,241	7,026
Real estate taxes	1,744	437	233	484	1,697	4,595
Insurance	130	70	21	50	414	685
Property management	482	267	21	76	1,762	2,608

Total segment expense	10,503	4,925	1,295	2,803	14,612	34,138

Segment operating profit	$898	$1,322	$396	$1,841	$880	5,337

Reconciliation to consolidated operations
Interest discounts and fee revenue						211
Other interest expense						(408)
Depreciation — furniture and fixtures						(44)
Administrative, advisory and trustee fees						(769)
Operating expenses						(140)
Amortization						(296)

Income before minority interest and discontinued operations						$3,891

NOTE 5 • continued

Three Months Ended July 31, 2003

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$9,138	$4,205	$1,718	$2,874	$14,296	$32,231

Expenses
Mortgage interest	2,670	1,469	521	833	4,259	9,752
Depreciation/amortization related to real estate investments	1,380	784	310	463	2,469	5,406
Utilities and maintenance	1,731	505	39	207	2,806	5,288
Real estate taxes	1,347	310	186	487	1,611	3,941
Insurance	104	31	16	40	482	673
Property management	316	328	23	13	1,490	2,170

Total segment expense	7,548	3,427	1,095	2,043	13,117	27,230

Segment operating profit	$1,590	$778	$623	$831	$1,179	5,001

Reconciliation to consolidated operations:
Interest discounts and fee revenue						150
Other interest expense						(193)
Depreciation — furniture and fixtures						(37)
Administrative, advisory and trustee fees						(657)
Operating expenses						(171)
Amortization						(199)
Income before minority interest and discontinued operations						$3,894

Segment Assets and Accumulated Depreciation

July 31, 2004

	(in thousands)
					Multi-
	Commercial-	Commercial-	Commercial-	Commercial-	Family
	Office	Medical	Industrial	Retail	Residential	Total
Segment assets
Property owned	$316,014	$216,103	$58,573	$121,289	$434,816	$1,146,795
Less accumulated depreciation/ amortization	(20,154)	(10,426)	(4,240)	(8,217)	(62,339)	(105,376)

Total property owned	$295,860	$205,677	$54,333	$113,072	$372,477	$1,041,419

April 30, 2004

	(in thousands)
					Multi-
	Commercial-	Commercial-	Commercial-	Commercial-	Family
	Office	Medical	Industrial	Retail	Residential	Total
Segment assets
Property owned	$301,401	$171,180	$58,573	$123,108	$446,172	$1,100,434
Less accumulated depreciation/ amortization	(17,307)	(9,135)	(3,860)	(8,338)	(61,610)	(100,250)

Total property owned	$284,094	$162,045	$54,713	$114,770	$384,562	$1,000,184

NOTE 6 • COMMITMENTS AND CONTINGENCIES

     Litigation. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s financial statements.

     Insurance. IRET carries insurance coverage on its properties in amounts and types that the Company believes are customarily obtained by owners of similar properties.

     Purchase Options. The Company has granted options to purchase certain Company properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. The total property cost of the 18 properties subject to purchase options is approximately $82.3 million, and the gross rental revenue from these properties was approximately $2.0 million for the three months ended July 31, 2004.

     Real Estate Expansions and Development. The Company has certain funding commitments under contracts for property development and expansion projects. As of July 31, 2004, IRET’s funding commitments included the following:

     Grand Forks Apartment Construction. The Company is obligated under a construction contract and an excavating contract for the construction of a multi-family residential property in Grand Forks, ND. The Company is obligated to pay approximately $7.5 million under the construction contract, subject to additions and deductions as provided in the contract, and approximately $300,000 under the excavating contract, for this development project. As of July 31, 2004, approximately $2.1 million and $118,000 have been paid under the construction contract and the excavating contract, respectively.

     Lithia Springs, Georgia Expansion Project. The Company is obligated to pay up to $500,000 to construct expansion premises at its Lithia Springs, Georgia assisted living facility. As of July 31, 2004, the Company has not paid any amounts under this obligation.

     Kalispell Retail Center, Kalispell, MT. The Company has entered into a ten-year lease agreement with Conlin’s Furniture, Inc. The Company is obligated to pay approximately $620,000 for tenant improvements and leasing commissions under the lease agreement. As of July 31, 2004, the Company has not paid any amounts under this obligation.

     Environmental Matters. Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under the property. While IRET currently has no knowledge of any violation of environmental laws, ordinances or regulations at any of its properties, there can be no assurance that areas of contamination will not be identified at any of the Company’s properties, or that changes in environmental laws, regulations or cleanup requirements would not result in significant costs to the Company.

NOTE 6 • continued

     Pending Acquisitions and Dispositions. As of July 31, 2004, the Company had signed an agreement for the purchase of an approximately 185,000 sq. ft. office building in the Minneapolis, MN area, for a purchase price of approximately $22.0 million. In connection with this transaction, the seller of this office property would purchase from the Company an approximately 62,000 sq. ft. office building in Eden Prairie, MN, for a price of approximately $5.8 million. This pending acquisition and disposition is subject to customary closing conditions, and no assurance can be given that this pending transaction will be consummated.

NOTE 7 • DISCONTINUED OPERATIONS

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of July 31, 2004 or 2003. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months ended July 31, 2004 and 2003:

	(in thousands)
	2004	2003
REVENUE
Real estate rentals	$573	$701
Tenant reimbursements	—	2

Total revenue	573	703

OPERATING EXPENSE
Interest	181	206
Depreciation/amortization	107	134
Utilities and maintenance	77	93
Real estate taxes	45	52
Insurance	9	13
Property management expenses	69	78
Administrative expense	—	1
Loss on impairment of real estate	7	—

Total operating expense	495	577

Operating income	78	126
Income before minority interest and discontinued operations	78	126
Minority interest	(17)	(29)
Gain on sale of discontinued operations	3,064	0

Discontinued operations, net	$3,125	$97

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

     During the three months ended July 31, 2004, IRET acquired eight commercial properties, and sold three commercial properties and four apartment complexes.

NOTE 8 • continued

ACQUISITIONS

(in thousands)
Acquisition Cost
Commercial Property — Medical
52,300 sq. ft. Nebraska Orthopedic Hospital Project — Omaha, NE	$20,597
45,081 sq. ft. Pavilion I Clinic — Duluth, MN	10,900
60,294 sq. ft. High Pointe Health Campus Phase I (East Metro Medical Building) - Lake Elmo, MN	13,050

44,547

Commercial Property — Industrial (miscellaneous commercial property)
46,720 sq. ft. Sleep Inn Hotel — Brooklyn Park, MN	2,750

2,750

Commercial Property — Office
26,186 sq. ft. Plymouth I Office Building — Plymouth, MN	1,864
26,186 sq. ft. Plymouth II Office Building — Plymouth, MN	1,748
26,186 sq. ft. Plymouth III Office Building — Plymouth, MN	2,214
79,377 sq. ft. Northgate I Office Building — Maple Grove, MN	8,175

14,001

Total Property Acquisitions	$61,298

     The eight commercial properties were acquired in exchange for the issuance of 3,301 shares of common stock with a value of $32,000 and for 681,189 Units with a value of $6.8 million, plus $54.5 million of cash and cash equivalents.

DISPOSITIONS

	(in thousands)
		Book Value
	Sales Price	and Sales Cost	Gain/Loss
Multi-Family Residential
204-unit Ivy Club Apartments — Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums — Beulah, ND	96	96	0
36-unit Parkway Apartments — Beulah, ND	159	159	0
18-unit Dakota Arms Apartments — Minot, ND	825	566	259

Commercial — Retail
30,000 sq. ft. Barnes & Noble Store — Fargo, ND	4,590	2,916	1,674
18,040 sq. ft. Petco Store — Fargo, ND	2,160	1,209	951

Vacant Land
205,347 sq. ft. parcel of vacant land — Libby, MT	151	151	0

Total Property Dispositions	$20,231	$17,167	$3,064

NOTE 9 • SUBSEQUENT EVENTS

     Van Mall Woods, Vancouver, WA Disposition. On September 1, 2004, the Company closed on the disposition of the 100-unit apartment complex in Vancouver, Washington. The sales price was $6.9 million, which resulted in a gain of approximately $1.3 million.

COMMON AND PREFERRED SHARE DISTRIBUTIONS

     On August 18, 2004, the Company’s Board of Trustees declared a regular quarterly distribution of 16.10 cents per share on the Company’s common shares and Units, payable October 1, 2004, to common shareholders and Unitholders of record on September 17, 2004. The Company’s Board of Trustees also declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable September 30, 2004 to preferred shareholders of record on September 15, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2004, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Forward Looking Statements. Certain matters included in this discussion are forward looking statements within the meaning of the federal securities laws. Although we believe that the expectations reflected in the following statements are based on reasonable assumptions, we can give no assurance that the expectations expressed will actually be achieved. Many factors may cause actual results to differ materially from our current expectations, including general economic conditions, local real estate conditions, the general level of interest rates and the availability of financing, timely completion and lease-up of properties under construction and various other economic risks inherent in the business of owning and operating investment real estate.

     Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2004, our real estate portfolio consisted of 65 multi-family residential properties containing 8,671 apartment units and having a total carrying amount (net of accumulated depreciation) of $372 million, and 148 commercial properties containing approximately 7.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $669 million. Our commercial properties consist of:

•	47 office properties containing approximately 3,093,021 square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $296 million;

•	11 industrial properties (including miscellaneous commercial properties) containing approximately 1,725,287 square feet of leasable space and having a total carrying amount (net of accumulated deprecation) of 54 million;

•	60 retail properties containing approximately 1,626,712 square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $113 million; and

•	30 medical properties (including assisted living facilities) containing approximately 1,241,651 square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $206 million.

     Our primary source of income and cash is rents associated with multi-family residential and commercial leases. Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We intend to continue to achieve our business objective by investing in multi-family residential properties and in office, industrial, retail and medical commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Georgia, Idaho, Iowa, Kansas, Michigan, Washington, Texas and Wisconsin.

     We compete with other owners and developers of multi-family and commercial properties to attract tenants to our properties, and we compete with other real estate investors to acquire properties. Principal areas of competition for tenants are in respect of rents charged and the attractiveness of location and quality of our properties. Competition for investment properties affects our ability to acquire properties we want to add to our portfolio, and the price we pay for acquisitions.

     Critical Accounting Policies. In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the footnotes to the consolidated financial statements, Note 2 — Basis of Presentation and Significant Accounting Policies. There have been no significant changes to those policies during the first quarter of fiscal year 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

     There are no accounting standards or interpretations that have been issued, but which have not yet been adopted, that we believe will have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

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

REVENUES

     Total IRET revenues for the first quarter of fiscal year 2005, were $39.5 million, compared to $32.2 million received in the first quarter of the prior fiscal year. This is an increase of $7.2 million or 22.5%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during the first quarter of fiscal year 2005, as well as other factors shown by the following analysis:

(in thousands)
Increase in Total Revenue
Three Months ended
July 31, 2004
Rent from 28 properties acquired in Fiscal 2004 in excess of that received in 2004 from the same 28 properties	$6,252
Rent from 7 properties acquired in Fiscal 2005	863
Increase in rental receipts and accruals on existing properties due to changes in scheduled rent and lease renewals/termination	129

Net increase in total revenue	$7,244

SEGMENT EXPENSES AND OPERATING PROFIT

     The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the three months ended July 31, 2004, as compared to the three months ended July 31, 2003:

Three Months Ended July 31

	(in thousands)
	2004	2003	Change	%
Commercial-Office
Real estate revenue	$11,401	9,138	$2,263	24.8%

Expenses
Mortgage interest	3,079	2,670	409	15.3%
Depreciation and amortization	2,817	1,380	1,437	104.1%
Utilities and maintenance	2,251	1,731	520	30.0%
Real estate taxes	1,744	1,347	397	29.5%
Insurance	130	104	26	25.0%
Property management	482	316	166	52.5%

Total segment expense	10,503	7,548	2,955	39.1%

Segment operating profit	$898	1,590	$(692)	(43.5%)

	(in thousands)
	2004	2003	Change	%
Commercial-Medical
Real estate revenue	$6,247	4,205	$2,042	48.6%

Expenses
Mortgage interest	1,950	1,469	481	32.7%
Depreciation and amortization	1,291	784	507	64.7%
Utilities and maintenance	910	505	405	80.2%
Real estate taxes	437	310	127	41.0%
Insurance	70	31	39	125.8%
Property management	267	328	(61)	(18.6%)

Total segment expense	4,925	3,427	1,498	43.7%

Segment operating profit	$1,322	778	$544	69.9%

	(in thousands)
	2004	2003	Change	%
Commercial-Industrial
Real estate revenue	$1,691	1,718	$(27)	(1.6%)

Expenses
Mortgage interest	564	521	43	8.3%
Depreciation and amortization	377	310	67	21.6%
Utilities and maintenance	79	39	40	102.6%
Real estate taxes	233	186	47	25.3%
Insurance	21	16	5	31.3%
Property management	21	23	(2)	(8.7%)

Total segment expense	1,295	1,095	200	18.3%

Segment operating profit	$396	623	$(227)	(36.4%)

	(in thousands)
	2004	2003	Change	%
Commercial-Retail
Real estate revenue	$4,644	$2,874	$1,770	61.6%

Expenses
Mortgage interest	953	833	120	14.4%
Depreciation and amortization	695	463	232	50.1%
Utilities and maintenance	545	207	338	163.3%
Real estate taxes	484	487	(3)	(0.6%)
Insurance	50	40	10	25.0%
Property management	76	13	63	484.6%

Total segment expense	2,803	2,043	760	37.2%

Segment operating profit	$1,841	$831	$1,010	121.5%

	(in thousands)
	2004	2003	Change	%
Multi-Family Residential
Real estate revenue	$15,492	$14,296	$1,196	8.4%

Expenses
Mortgage interest	4,717	4,259	458	10.8%
Depreciation and amortization	2,781	2,469	312	12.6%
Utilities and maintenance	3,241	2,806	435	15.5%
Real estate taxes	1,697	1,611	86	5.3%
Insurance	414	482	(68)	(14.1%)
Property management	1,762	1,490	272	18.3%

Total segment expense	14,612	13,117	1,495	11.4%

Segment operating profit	$880	$1,179	$(299)	(25.4%)

FACTORS IMPACTING NET INCOME:

     During the first three months of fiscal year 2005, the following factors were the most significant causes of the limited growth of our total revenue. These factors ultimately also negatively impacted our net income per share:

•	Increased Economic Vacancy & Concessions. While our stabilized apartment vacancy decreased to 9.2% from 9.5% for the three months ended July 31, 2004 and 2003, respectively, our vacancy levels at our stabilized commercial properties increased to 9.4% from 5.6% for the three months ended July 31, 2004 and 2003, respectively.

Our residential vacancy decrease on stabilized properties does not reflect the concessions, such as free rent, that have been granted to attract new tenants to our residential properties. Our stabilized apartment concessions were $877,000 and $549,000 for the three months ended July 31, 2004 and 2003, respectively, an increase of 59.7%.

Our commercial vacancy levels are primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease. As we previously reported to our shareholders, despite some positive economic developments, we have yet to see a significant increase in demand for apartments or for commercial space. Our expectation is that demand in IRET’s markets for both apartments and commercial space will continue to remain weak through the second quarter of fiscal year 2005. As a result, we do not expect our occupancy levels to improve significantly, or a reduction in the level of rent concessions during our fiscal year 2005, which ends April 30, 2005.

•	Increased maintenance expense. The maintenance expense category increased by $923,000 or 26.9% for the three months ended July 31, 2004, as compared to the corresponding period in fiscal 2004. Of the increased maintenance costs for the three months ended July 31, 2004, $688,000 or 74.5% is attributable to the addition of new real estate acquired in fiscal 2005, while $235,000 or 25.5% is due to increased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•	Increased Utility Expense. The utility expense category increased by $815,000, or 44%, for the three months ended July 31, 2004, as compared to the corresponding period of fiscal year 2004. Of the increased utility costs for the three months ended July 31, 2004, $427,000, or 52.4%, is attributable to the addition of new real estate, while $388,000, or 47.6%, is due to increased costs for utilities on existing real estate assets. For the three months ended July 31, 2004, no one property accounts for a significant portion of this increase, as we have seen a general increase for natural gas, water, sewer and garbage disposal in the communities where our properties are located.

•	Increased Administrative. Administrative and operating expenses increased by $116,000, or 18.9%, for the three months ended July 31, 2004, as compared to the corresponding period of fiscal year 2004, primarily because of increased salary and other expense resulting from our hiring of additional employees. We added a total of six additional employees during fiscal year 2004 and two additional employees in the first quarter of fiscal year 2005.

•	Increased Mortgage Interest Expense. Our mortgage debt increased $57.3 million, or 9.1%, to $690 million as of July 31, 2004, as compared to $633 million on April 30, 2003. Our mortgage interest expense increased by $1.5 million, or 15.5%, for the three months ended July 31, 2004. All of the increased mortgage interest expense for the three months ended July 31, 2004, is attributable to the addition of new real estate, as mortgage interest expenses on existing real estate assets declined by $39,000. Our overall weighted average interest rate on all outstanding mortgage debt is 6.71% as of July 31, 2004.

•	Increased Amortization Expense. In accordance with SFAS No. 141, “Business Combinations,” which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets. The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements. The Company accordingly records additional amortization expense due to this shorter amortization period, which has the effect of decreasing the Company’s net income available to common shareholders.

RESULTS ON A “STABILIZED PROPERTY” BASIS

     The following table presents results on a stabilized property basis for the three months ended July 31, 2004 and 2003, for our multi-family residential and commercial properties. Property Segment Operating Profit should not be considered as an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

     Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year. Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements.

	(in thousands)
	For the Three Months
	Ended July 31,
	2004	2003	% Change
Multi-family residential
Real Estate Revenue	$14,094	$14,296	(1.4%)
Expenses:
Utilities & maintenance	2,968	2,805	5.8%
Property management	1,576	1,490	5.8%
Real estate taxes	1,593	1,611	(1.1%)
Insurance	382	482	(20.7%)
Depreciation and amortization	2,551	2,469	3.3%
Mortgage interest	4,325	4,223	2.4%

Total expenses	13,395	13,080	2.4%

Property segment operating profit	$699	$1,216	(42.5%)

Commercial — office
Real estate revenue	$8,633	$9,104	(5.2%)
Expenses:
Utilities & maintenance	1,695	1,730	(2.0%)
Property management	379	316	19.9%
Real estate taxes	1,337	1,341	(0.3%)
Insurance	98	103	(4.9%)
Depreciation and amortization	1,426	1,380	3.3%
Mortgage interest	2,543	2,670	(4.8%)

Total expenses	7,478	7,540	(0.8%)

Property segment operating profit	$1,155	$1,564	(26.2%)

Commercial — medical
Real estate revenue	$4,244	$4,205	0.9%
Expenses:
Utilities & maintenance	787	505	55.8%
Property management	204	299	(31.8%)
Real estate taxes	363	310	17.1%
Insurance	36	31	16.1%
Depreciation and amortization	738	784	(5.9%)
Mortgage interest	1,405	1,470	(4.4%)

Total expenses	3,533	3,399	3.9%

Property segment operating profit	$711	$806	(11.8%)

	(in thousands)
	For the Three Months Ended July 31,
	2004	2003	% Change
Commercial — Industrial
Real Estate Revenue	$1,571	$1,718	(8.6%)
Expenses:
Utilities & maintenance	77	39	97.4%
Property management	19	23	(17.4%)
Real estate taxes	212	186	14.0%
Insurance	18	16	12.5%
Depreciation and amortization	311	310	0.3%
Mortgage interest	548	522	5.0%

Total expenses	1,185	1,096	8.1%

Property Segment Operating Profit	$386	$622	(37.9%)

Commercial — Retail
Real Estate Revenue	$3,784	$2,874	31.7%
Expenses:
Utilities & maintenance	382	207	84.5%
Property management	22	13	69.2%
Real estate taxes	402	487	(17.5%)
Insurance	35	40	(12.5%)
Depreciation and amortization	472	463	1.9%
Mortgage interest	835	833	0.2%

Total expenses	2,148	2,043	5.1%

Property segment operating profit	$1,636	$831	96.9%

Total Stabilized Segment Operating Profit	$4,587	$5,039	(9.0%)
Reconciliation to Segment Operating Profit
Real Estate Revenue — Non-Stabilized	7,149	34
Expenses — Non-Stabilized
Utilities & Maintenance	(1,117)	(2)
Property Management	(408)	(29)
Real Estate Taxes	(688)	(6)
Insurance	(116)	(1)
Depreciation and Amortization	(2,463)	—
Mortgage Interest	(1,607)	(34)

Total Segment Operating Profit	$5,337	$5,001

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

     Economic occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented. The following tables compare economic occupancy rates on a “stabilized property” basis for the three months ended July 31, 2004 and 2003:

	(in thousands)
	2004	2003	Percent Change
Commercial-Office	90.68%	92.93%	(2.25%)
Commercial-Medical	92.12%	95.73%	(3.62%)
Commercial-Industrial	89.66%	96.63%	(6.97%)
Commercial-Retail	89.33%	95.47%	(6.14%)
Multi-Family Residential	90.77%	90.54%	.22%

CREDIT RISK

     The following table lists our top ten commercial tenants on July 31, 2004, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the first quarter of fiscal year 2005.

		% of Total Rental
		Income from
Lessee	Monthly Rent	Commercial Properties
Edgewood Living Communities, Inc.	$341,629.22	5.60%
St. Lukes	300,365.71	4.92%
Healtheast — Woodbury & Maplewood	169,302.85	2.78%
Allina Health	156,428.11	2.56%
Microsoft Great Plains	156,250.00	2.56%
Northland Insurance Company	146,748.53	2.41%
Nebraska Orthopaedic Hospital	141,431.70	2.32%
Smurfit — Stone Container Corp.	130,849.87	2.15%
Wilson’s the Leather Experts, Inc.	119,022.78	1.95%
State of Idaho — Department of Health & Welfare	114,089.39	1.87%
All Others	4,322,989.84	70.88%

Total Monthly Rent as of July 31, 2004	$6,099,108.00	100.00%

PROPERTY ACQUISITIONS AND DISPOSITIONS

     During the three months ended July 31, 2004, IRET acquired and disposed of the following properties:

ACQUISITIONS

(in thousands)
Acquisition Cost
Commercial Property — Medical
52,300 sq. ft. Nebraska Orthopedic Hospital Project – Omaha, NE	$20,597
45,081 sq. ft. Pavilion I Clinic—Duluth, MN	10,900
60, 294 sq. ft. High Pointe Health Campus Phase I (East Metro Medical Building) – Lake Elmo, MN	13,050

44,547
Commercial Property – Industrial (miscellaneous commercial property)
46,720 sq. ft. Sleep Inn Hotel – Brooklyn Park, MN	2,750

2,750
Commercial Property — Office
26,186 sq. ft. Plymouth I Office Building – Plymouth, MN	1,864
26,186 sq. ft. Plymouth II Office Building – Plymouth, MN	1,748
26,186 sq. ft. Plymouth III Office Building – Plymouth, MN	2,214
79,377 sq. ft. Northgate I Office Building –Maple Grove, MN	8,175

14,001

Total Property Acquisitions	$61,298

     The eight commercial properties were acquired in exchange for the issuance of 3,301 shares of common stock with a value of $32,000 and for 681,189 Units with a value of $6.8 million, plus $54.5 million of cash and cash equivalents.

DISPOSITIONS

	(in thousands)
		Book Value
	Sales Price	and Sales Cost	Gain/Loss
Multi-Family Residential
204-unit Ivy Club Apartments – Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums – Beulah, ND	96	96	0
36-unit Parkway Apartments – Beulah, ND	159	159	0
18-Unit Dakota Arms Apartments – Minot, ND	825	566	259

Commercial – Retail
30,000 sq. ft. Barnes & Noble Store – Fargo, ND	4,590	2,916	1,674
8,040 sq. ft. Petco Store – Fargo, ND	2,160	1,209	951

Vacant Land
205,347 sq. ft. parcel of vacant land – Libby, MT	151	151	0

Total Property Dispositions	$20,231	$17,167	$3,064

FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003

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

     Under the partnership agreement pursuant to which IRET’s UPREIT Units are issued, UPREIT Unitholders effectively have the same claim on the earnings and assets of IRET as do IRET’s common shares of beneficial interest shareholders, and therefore IRET considers that the UPREIT Units also should be included with the common shares of beneficial interest in calculating FFO per share. IRET believes that, while this particular adjustment made by IRET in calculating FFO is not specifically provided for in the NAREIT definition, it is consistent with the definition.

     While FFO is widely used by REITs as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO in the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies.

     FFO should not be considered as an alternative to net income as determined in accordance with GAAP as a measure of IRET’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. Management believes that FFO is helpful to investors as a measure of IRET’s performance because it excludes various items included in net income that do not relate to or are not indicative of our performance, such as gains and losses on sales of real estate and real estate-related depreciation and amortization, which can make periodic analyses of operating performance more difficult to compare. FFO does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of sufficient cash flow to fund all of IRET’s needs or its ability to service indebtedness or make distributions.

     FFO applicable to common shares and Units for the first quarter of fiscal year 2005 ended July 31, 2004 increased to $12.0 million, compared to $9.3 million for the first quarter of fiscal year 2004 ended July 31, 2003, an increase of 28.7%.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
	2004			2003
						Per
		Weighted	Per		Weighted	Share
		Avg Shares	Share and		Avg Shares	and
Three Months Ended July 31,	Amount	and Units(2)	Unit(3)	Amount	and Units(2)	Unit(3)
Net income available to common shareholders	$5,470	41,981	$.13	$2,920	36,358	$.08
Adjustments:
Minority interest in earnings of Unitholders	1,474	11,987		842	10,149
Depreciation and Amortization(1)	8,139			5,578
Gains on depreciable property sales	(3,064)			0

Funds from operations applicable to common shares and Units	$12,019	53,968	$.22	$9,340	46,507	$.20

(1)	Depreciation on office equipment and other assets used by us is excluded. Amortization of leasing commissions and property-related intangible assets is included, however, the amortization of financing and other expenses is excluded.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)	Net income is calculated on a per share basis. Funds from Operations is calculated on a per share and unit basis.

DISTRIBUTIONS

     The following distributions per common share and unit were paid during the three months ended July 31 of fiscal year 2005 and 2004:

Three months ended	July 31, 2004	July 31, 2003
	$.1605	$.1585

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

     The Company’s principal liquidity demands are distributions to the holders of the Company’s common and preferred shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance for the properties, redemption of outstanding investment certificates, acquisition of additional properties, property development, tenant improvements and debt repayments.

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

SOURCES AND USES OF CASH

     As of July 31, 2004, the Company had three unsecured lines of credit in the amounts of $10 million dollars, $10 million dollars, and $4.4 million dollars from (1) Bremer Bank, (2) First Western Bank and Trust, and (3) First International Bank and Trust, respectively. The Company had no outstanding balances under these lines of credit as of July 31, 2004. Borrowings under the lines of credit bear interest based on the following for each of the line of credit described above (1) Bremer Financial Corporation Reference Rate, (2) highest New York Prime as published in the Wall Street Journal, and (3) highest New York Prime as published in the Wall Street Journal. Accordingly, increases in interest rates will increase the Company’s interest expense on its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company renewed its line of credit with First Western Bank and Trust prior to its scheduled expiration on September 1, 2004, and this line now expires October 15, 2004. The other two lines of credit, with Bremer Bank and First International Bank and Trust, expire on September 15, 2004, and December 12, 2004, respectively. The Company expects to renew both of these lines prior to their expiration.

     In addition to the above-described three unsecured lines of credit, in April 2004 the Company’s operating partnership, IRET Properties, entered into a $25 million unsecured bridge loan with Wells Fargo Bank, National Association, in connection with the Company’s acquisition of 15 commercial and medical properties located primarily in Duluth, Minnesota and the surrounding area. This bridge loan was repaid in July 2004 with the proceeds of mortgage loans placed against these properties.

     In May 2004, the Company completed the sale of .5 million of its common shares of beneficial interest, at a price of $10.10 per share, resulting in net proceeds to the Company of approximately $5.2 million.

     The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. In the first quarter of fiscal year 2005, 681,189 Units were issued in connection with property acquisitions compared to 1,334,040 Units issued in connection with property acquisitions during the first quarter of fiscal year 2004.

     The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 258,661 common shares during the first quarter of fiscal year 2005.

     Cash and cash equivalents on July 31, 2004 totaled $35.6 million, compared to $31.7 million on the same date in 2003. Net cash provided from operating activities increased to $11.9 million in the first quarter of fiscal year 2005 from $6.2 million in the first quarter of fiscal year 2004, due primarily to cash provided from the operations of new and existing properties.

     Cash used for acquisitions increased by $16.0 million in the first quarter of fiscal year 2005, to $38.3 million from $22.2 million in the first quarter of fiscal year 2004. Cash and other proceeds received from other investing activities (including proceeds from the sale of property and principal payments on mortgage loans receivable) increased by $24.3 million in the first quarter of fiscal year 2004, to $23.8 million from ($527,000) in the first quarter of fiscal year 2004, resulting in a decrease in net cash used in investing activities, to $14.5 million in the first quarter of fiscal year 2005 from $22.8 million in the first quarter of fiscal year 2004.

     Net cash provided from financing activities also decreased to $6.4 million during the first quarter of fiscal year 2005 from $19.8 million during the first quarter of fiscal year 2004, primarily due to the repayment of the Wells Fargo bridge loan in July 2004.

FINANCIAL CONDITION

     Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $690 million on July 31, 2004, due to new debt placed on new and existing properties, from $633 million on April 30, 2004. Ninety-four per cent of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of July 31, 2004, the weighted average rate of interest on the Company’s mortgage debt was 6.71%, compared to 7.17% on April 30, 2004.

     Mortgage Loans Receivable. Mortgage loans receivable decreased to $638,000 at July 31, 2004 from $4.9 million at April 30, 2004. This decrease resulted from repayment of the Nebraska Orthopedic mortgage loan receivable.

     Real Estate Owned. Real estate owned increased to $1,044.9 million at July 31, 2004 from $1,008.0 million at April 30, 2004. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Investment Certificates. The Company discontinued the issuance of investment certificates in April 2002. As of July 31, 2004, investment certificates outstanding totaled $6.6 million, compared to $7.1 million of such certificates outstanding on April 30, 2004. This decrease resulted from the redemption of maturing investment certificates during the three months ended July 31, 2004.

     Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2004 was $35.6 million, compared to $31.7 million on April 30, 2004. The increase in cash on hand on July 31, 2004, as compared to April 30, 2004, was due primarily to proceeds from mortgage debt placed on the Duluth, Minnesota portfolio.

     Marketable Securities.The Company investment in marketable securities classified as available-for-sale was $2.3 million on July 31, 2004, and April 30, 2004. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

     Operating Partnership Units. Outstanding units in the Operating Partnership increased to 12.4 million Units on July 31, 2004, compared to 11.8 million Units outstanding on April 30, 2004. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

     Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2004 totaled 42.3 million compared to 41.7 million outstanding on April 30, 2004. This increase in common shares outstanding was primarily due to the public offering of common shares completed in May 2004, and to the issuance of common shares pursuant to our Distribution Reinvestment Plan. Preferred shares of beneficial interest outstanding on July 31, 2004 and April 30, 2004 totaled 1.15 million.

PENDING ACQUISITIONS AND DISPOSITIONS

     As of July 31, 2004, the Company had signed an agreement for the purchase of an approximately 185,000 sq. ft. office building in the Minneapolis, Minnesota area, for a purchase price of approximately $22.0 million. In connection with this transaction, the seller of this office property would purchase from the Company an approximately 62,000 sq. ft. office building in Eden Prairie, Minnesota, for a price of approximately $5.8 million. These pending acquisitions and dispositions are subject to customary closing conditions, and no assurance can be given that any of these pending transactions will be consummated.

RECENT DEVELOPMENTS

     Common and Preferred Share Distributions. On August 18, 2004, the Company’s Board of Trustees declared a regular quarterly distribution of 16.10 cents per share on the Company’s common shares and Units, payable October 1, 2004 to common shareholders and Unitholders of record on September 17, 2004. The Company’s Board of Trustees also declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable September 30, 2004 to preferred shareholders of record on September 15, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

     Variable interest rates. Even though our goal is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of our fixed rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of July 31, 2004, we had the following amounts of future principal payments due on mortgages secured by our real estate:

	(in thousands)
Long Term Debt	2005	2006	2007	2008	2009	Thereafter	Total
Fixed Rate	$12,153	$17,198	$18,576	$45,032	$42,760	$513,548	$649,267
Variable Rate	1,184	1,670	2,487	1,767	2,077	31,992	41,177

							$690,444	(1)

Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)	The weighted average interest rate on our debt as of July 31, 2004, was 6.71%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $41.2 million of variable rate indebtedness would increase our annual interest expense by $412,000.

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

Item 2. Changes in Securities and Use of Proceeds; Unregistered Sales of Equity Securities

     During the first quarter of fiscal year 2005, the Company issued an aggregate of 64,227.33 common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Items 3, 4, and 5 are not applicable and have been omitted.

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

     (b) Reports on Form 8-K during the quarter ended July 31, 2004: On July 1, 2004, the Company filed a report on Form 8-K to furnish, under Items 7 and 12 of such form, the press release announcing the Company’s results of operations and financial condition for the three and 12 months ended April 30, 2004.

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

Date: September 9, 2004

EXHIBIT INDEX

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