Form 10-Q/A
period 2004-07-31
INVESTORS REAL ESTATE TRUST
filed 2004-09-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

Form 10-Q/A

Amendment No. 1

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

Investors Real Estate Trust

Form 10-Q/A

Amendment No. 1

For the Quarterly Period Ended July 31, 2004

Explanatory Note:

     This Amendment No. 1 to the Quarterly Report on Form 10-Q of Investors Real Estate Trust for the quarterly period ended July 31, 2004 is being filed solely to amend and revise the subsection of our Quarterly Report entitled “Funds From Operations for the Three Months Ended July 31, 2004 and 2003” included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This subsection is amended and revised to correct an error that resulted in incorrect numbers being reported for Funds From Operations (“FFO”) applicable to common shares and Units for the first quarter of fiscal year 2005, and also resulted in an incorrect number being reported for the increase in FFO applicable to common shares and Units in comparison to the first quarter of fiscal year 2004.

     No other items or disclosures in our original report are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2004, filed with the Securities and Exchange Commission on September 9, 2004. While not amended, the remaining items of the Form 10-Q are included with this Amendment No. 1 for convenience.

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

     FFO applicable to common shares and Units for the first quarter of fiscal year 2005 ended July 31, 2004 increased to $11.4 million, compared to $9.3 million for the first quarter of fiscal year 2004 ended July 31, 2003, an increase of 22.3%.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended July 31,	2004			2003
		Weighted	Per		Weighted	Per
		Avg Shares	Share and		Avg Shares	Share and
	Amount	and Units(2)	Unit(3)	Amount	and Units(2)	Unit(3)
Net income available to common shareholders	$4,877	41,981	$.12	$2,920	36,358	$.08
Adjustments:
Minority interest in earnings of Unitholders	1,474	11,987		842	10,149
Depreciation and Amortization(1)	8,139			5,578
Gains on depreciable property sales	(3,064)			0

Funds from operations applicable to common shares and Units	$11,426	53,968	$.21	$9,340	46,507	$.20

(1)	Depreciation on office equipment and other assets used by us is excluded. Amortization of leasing commissions and property-related intangible assets is included, however, the amortization of financing and other expenses is excluded.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)	Net income is calculated on a per share basis. Funds from Operations is calculated on a per share and unit basis.

DISTRIBUTIONS

     The following distributions per common share and unit were paid during the three months ended July 31 of fiscal year 2005 and 2004:

Three months ended	July 31, 2004	July 31, 2003
	$.1605	$.1585

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

Date: September 10, 2004

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