Form 10-Q
period 2004-10-31
INVESTORS REAL ESTATE TRUST
filed 2004-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2004

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST

(Exact name of registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization) Post Office Box 1988 12 South Main Street Minot, ND (Address of principal executive offices)	45-0311232 (I.R.S. Employer Identification No.) 58702-1988 (Zip code)

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

     Yes ☒ No ☐

     Registrant is a North Dakota Real Estate Investment Trust. As of December 7, 2004, it had 44,009,823.139 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS – SECOND QUARTER — FISCAL 2005

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	(unaudited)
	October 31, 2004	April 30, 2004
ASSETS
Real estate investments
Property owned	$1,153,547	$1,100,434
Less accumulated depreciation/amortization	(111,115)	(100,250)

	1,042,432	1,000,184
Undeveloped land	5,117	2,994
Mortgage loans receivable, net of allowance	631	4,893

Total real estate investments	1,048,180	1,008,071

Other assets
Cash and cash equivalents	28,218	31,704
Marketable securities – available-for-sale	2,373	2,336
Receivable arising from straight-lining of rents, net of allowance	6,265	5,976
Accounts receivable – net of allowance	2,304	2,155
Real estate deposits	620	1,567
Prepaid and other assets	1,524	2,677
Tax, insurance, and other escrow	7,901	11,301
Property and equipment, net	2,379	2,292
Goodwill	1,441	1,441
Deferred charges and leasing costs — net	7,887	6,797

TOTAL ASSETS	$1,109,092	$1,076,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$19,262	$22,639
Notes payable	—	25,000
Mortgages payable	681,898	633,124
Investment certificates issued	5,429	7,074
Other debt	824	843

TOTAL LIABILITIES	707,413	688,680
COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	16,291	16,386
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP
(12,839,295 units on October 31, 2004 and 11,819,350 units On April 30, 2004)	102,161	92,622
SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2004 and April 30, 2004, aggregate liquidation preference of $28,750,000)	27,317	27,343
Common shares of beneficial interest (Unlimited authorization, no par value, 42,761,092 shares issued and outstanding at October 31, 2004 and 41,693,256 shares issued and outstanding at April 30, 2004)	302,352	292,400
Accumulated distributions in excess of net income	(46,437)	(41,083)
Accumulated other comprehensive loss	(5)	(31)

TOTAL SHAREHOLDERS’ EQUITY	283,227	278,629

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,109,092	$1,076,317

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and six months ended October 31, 2004 and 2003

	Three Months Ended		Six Months Ended
	October 31		October 31
	(in thousands, except per share data)
	2004	2003	2004	2003
REVENUE
Real estate rentals	$32,919	$27,806	$65,461	$54,685
Tenant reimbursement	6,249	4,707	12,496	9,342

TOTAL REVENUE	39,168	32,513	77,957	64,027

OPERATING EXPENSE
Interest	11,707	10,012	23,192	19,764
Depreciation/amortization related to real estate investments	8,119	5,531	16,010	10,863
Utilities	2,355	2,148	4,982	3,962
Maintenance	4,212	3,405	8,505	6,732
Real estate taxes	4,647	4,055	9,186	7,934
Insurance	662	698	1,339	1,361
Property management expenses	2,881	2,155	5,285	4,145
Property management related party	134	201	284	330
Administrative expense	908	604	1,653	1,233
Advisory and trustee services	21	29	45	57
Other operating expenses	422	392	562	563
Amortization	283	183	558	360
Amortization of related party costs	15	12	29	17

TOTAL OPERATING EXPENSE	36,366	29,425	71,630	57,321
Operating income	2,802	3,088	6,327	6,706
Non-operating income	235	148	445	294
Income before minority interest and discontinued operations	3,037	3,236	6,772	7,000
Minority interest portion of other partnerships’ income	(116)	(212)	(205)	(469)
Minority interest portion of operating partnership income	(1,401)	(743)	(2,823)	(1,528)

Income from continuing operations	1,520	2,281	3,744	5,003
Discontinued operations, net	2,433	334	5,679	532

NET INCOME	3,953	2,615	9,423	5,535

Dividends to preferred shareholders	(593)	0	(1,186)	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,360	$2,615	$8,237	$5,535

BASIC
Earnings per common share from continuing operations	$.02	$.06	$.06	$.13
Earnings per common share from discontinued operations	.06	.01	.14	.02

NET INCOME PER COMMON SHARE	$.08	$.07	$.20	$.15

DILUTED
Earnings per common share from continuing operations	$.04	$.06	$.10	$.14
Earnings per common share from discontinued operations	.04	.01	.10	.01

NET INCOME PER COMMON SHARE	$.08	$.07	$.20	$.15

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the six months ended October 31, 2004

	(in thousands)
	NUMBER		NUMBER			ACCUMULATED
	OF		OF		DISTRIBUTIONS	OTHER	TOTAL
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INCOME (LOSS)	EQUITY
Balance May 1, 2004	1,150	$27,343	41,693	$292,400	$(41,083)	$(31)	$278,629
Comprehensive Income
Net income					9,423		9,423
Unrealized gain on securities available-for- sale						26	26

Total comprehensive income							9,449
Distributions					(14,777)		(14,777)
Distribution reinvestment plan			539	5,198			5,198
Sale of shares		(26)	343	3,281			3,255
Redemption of units for common shares			189	1,499			1,499
Fractional shares repurchased			(3)	(26)			(26)

Balance October 31, 2004	1,150	$27,317	42,761	$302,352	$(46,437)	$(5)	$283,227

The accompanying notes are an integral part of these consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2004 and 2003

	(in thousands)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,423	$5,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,885	11,760
Minority interest portion of income	2,967	2,123
Gain on sale of real estate, land and other investments	(5,873)	(103)
Interest reinvested in investment certificates	155	169
Bad debt expense:
Straight-line allowance	50	180
Past due rent	218	0
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	947	(2,041)
Increase in receivable arising from straight-lining of rents	(339)	(942)
(Increase) decrease in accounts receivable	(368)	429
(Increase) decrease in prepaid and other assets	1,153	(1,205)
(Increase) decrease in tax, insurance and other escrow	3,400	(1,115)
Increase in deferred charges and leasing costs	(1,695)	(1,493)
(Increase) decrease in related party capitalized leasing commissions	7	(31)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,003)	(1,542)

Net cash provided by operating activities	23,927	11,724

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage loans receivable	4,262	38
Investment in mortgage loans receivable	0	(1,067)
Purchase of marketable securities – available-for-sale	(11)	0
Proceeds from sale of real estate, land and investments	39,319	420
Payments for acquisitions and improvements of properties	(61,485)	(47,679)

Net cash used by investing activities	(17,915)	(48,288)

continued

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2004 and 2003

	(in thousands)
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	$3,249	$35,416
Issue costs for preferred shares	(26)	0
Proceeds from mortgages payable	60,236	54,888
Proceeds from minority partner Brenwood/Dixon	161	0
Proceeds from notes payable	13	11
Repurchase of shares and minority interest units	(26)	(3)
Distributions paid to shareholders, net of reinvestment	(9,751)	(6,772)
Distributions paid to unitholders of operating partnership	(3,529)	(3,043)
Distributions paid to other minority partners	(460)	(408)
Redemption of investment certificates	(1,800)	(941)
Principal payments on mortgages payable	(32,533)	(26,125)
Principal payments on notes payable	(25,032)	(11,258)

Net cash (used) provided by financing activities	(9,498)	41,765
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,486)	5,201
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,704	18,642

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,218	$23,843

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$4,829	$5,169
UPREIT distribution reinvestment plan	369	387
Preferred dividends payable	198	0
Property acquired through issue of shares	32	0
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	21,071	15,000
Real estate investments acquired through the issuance of minority interest units in the operating partnership	12,174	14,386
Operating partnership units converted to shares	1,499	930
Minority partner interest	0	1,294
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	22,547	19,856
Interest on investment certificates	153	198
Interest on margin account and other	337	299

	$23,037	$20,353

The accompanying notes are an integral part of these consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2004 and 2003

NOTE 1 • ORGANIZATION

     Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of October 31, 2004, IRET owned 64 multi-family residential properties with 8,571 apartment units and 147 commercial properties, consisting of office, medical, industrial and retail properties, totaling 7.7 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

     The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 76.9% and 78.0%, respectively, as of October 31, 2004, and April 30, 2004, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

     The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 8-K dated October 5, 2004, for the fiscal year ended April 30, 2004, filed with the SEC.

RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

NOTE 3 • EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the three and six months ended October 31, 2004 and 2003:

NOTE 3 • continued

	Three Months		Six Months
	Ended October 31		Ended October 31
	(in thousands, except per share data)
	2004	2003	2004	2003
NUMERATOR
Income from continuing operations	$1,520	$2,281	$3,744	$5,003
Discontinued operations	2,433	334	5,679	532

Net income	3,953	2,615	9,423	5,535
Dividends to preferred shareholders	(593)	0	(1,186)	0

Numerator for basic earnings per share – net income available to common shareholders	3,360	2,615	8,237	5,535
Minority interest portion of operating partnership income	1,287	811	2,762	1,654

Numerator for diluted earnings per share	$4,647	$3,426	$10,999	$7,189

DENOMINATOR
Denominator for basic earnings per share – weighted average shares	$42,475	$38,327	$42,228	$37,342
Effect of dilutive securities – convertible operating partnership units	12,477	11,547	12,299	10,848

Denominator for diluted earnings per share	$54,952	$49,874	$54,527	$48,190

BASIC
Earnings per common share from continuing operations	$.02	$.06	$.06	$.13
Earnings per common share from discontinued operations	.06	.01	.14	.02

NET INCOME PER COMMON SHARE	$.08	$.07	$.20	$.15

DILUTED
Earnings per common share from continuing operations	$.04	$.06	$.10	$.14
Earnings per common share from discontinued operations	.04	.01	.10	.01

NET INCOME PER COMMON SHARE	$.08	$.07	$.20	$.15

NOTE 4 • SHAREHOLDERS’ EQUITY

     On July 1, 2004 and October 1, 2004 we issued approximately 259,000 shares and approximately 280,000 shares, respectively, pursuant to our distribution reinvestment plan, for total value of $5.2 million. In addition, as of October 31, 2004, approximately 190,000 Units have been converted to shares during fiscal year 2005, with a total value of $1.5 million included in shareholders’ equity. As of October 31, 2004, the Company had issued 74,000 common shares of beneficial interest at $10.15 per share under a “best efforts” offering of up to 1.5 million common shares, for gross proceeds to the Company of $753,000, before payment of commissions of six percent per share to the broker-dealers selling the shares, and before payment of other expenses of the offering.

NOTE 5 • SEGMENT REPORTING

     IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment. Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the majority of the aggregation criteria under SFAS 131. Previously, IRET’s operating segments were aggregated and classified as multi-family residential and commercial properties, producing two reportable segments. Beginning with the first quarter of IRET’s current fiscal year, IRET is reporting its results in five segments: multi-family residential properties, office, industrial (including miscellaneous commercial properties), retail, and medical (including assisted living facilities) properties.

     IRET expanded its number of reportable segments in response to its growth and to the increased diversity of its properties, in particular the increase in the number of retail and medical properties IRET owns. This growth and increased diversity of property type prompted IRET to reorganize its asset management group, effective July 2004, in order to permit greater management specialization by property type. It also provides a basis for aggregating properties with similar economic characteristics. While IRET will continue to separately evaluate the performance of each of its properties, management will also assess IRET’s performance in each of its five segments.

     The revenues, profit and assets for these reportable segments are summarized as follows as of and for the three and six-month periods ended October 31, 2004 and 2003, along with reconciliations to the consolidated financial statements:

Three Months Ended October 31, 2004

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$12,366	$6,409	$1,533	$3,434	$15,426	$39,168

Expenses
Mortgage interest	3,023	2,321	589	1,040	4,640	11,613
Depreciation/amortization related to real estate investments	2,884	1,338	379	698	2,775	8,074
Utilities and maintenance	2,423	505	44	152	3,443	6,567
Real estate taxes	1,760	491	223	486	1,687	4,647
Insurance	118	60	20	50	414	662
Property management	562	377	26	67	1,983	3,015

Total segment expense	10,770	5,092	1,281	2,493	14,942	34,578

Segment operating profit	$1,596	$1,317	$252	$941	$484	4,590

Reconciliation to consolidated operations
Interest discounts and fee revenue						235
Other interest expense						(94)
Depreciation – furniture and fixtures						(45)
Administrative, advisory and trustee fees						(929)
Operating expenses						(422)
Amortization						(298)

Income before minority interest and discontinued operations						$3,037

NOTE 5 • continued

Three Months Ended October 31, 2003

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$8,636	$3,950	$1,675	$2,921	$15,331	$32,513

Expenses
Mortgage interest	2,556	1,412	527	896	4,316	9,707
Depreciation/amortization related to real estate investments	1,381	673	310	472	2,656	5,492
Utilities and maintenance	1,771	520	36	262	2,964	5,553
Real estate taxes	1,287	381	186	487	1,714	4,055
Insurance	99	34	16	37	512	698
Property management	447	275	27	12	1,595	2,356

Total segment expense	7,541	3,295	1,102	2,166	13,757	27,861

Segment operating profit	$1,095	$655	$573	$755	$1,574	4,652

Reconciliation to consolidated operations:
Interest discounts and fee revenue						148
Other interest expense						(305)
Depreciation – furniture and fixtures						(39)
Administrative, advisory and trustee fees						(633)
Operating expenses						(392)
Amortization						(195)

Income before minority interest and discontinued operations						$3,236

Six Months Ended October 31, 2004

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$23,496	$12,457	$3,224	$8,078	$30,702	$77,957

Expenses
Mortgage interest	6,020	4,225	1,153	1,993	9,299	22,690
Depreciation/amortization related to real estate investments	5,664	2,591	757	1,393	5,516	15,921
Utilities and maintenance	4,605	1,415	123	697	6,647	13,487
Real estate taxes	3,466	928	456	970	3,366	9,186
Insurance	245	129	41	101	823	1,339
Property management	1,026	644	47	142	3,710	5,569

Total segment expense	21,026	9,932	2,577	5,296	29,361	68,192

Segment operating profit	$2,470	$2,525	$647	$2,782	$1,341	9,765

Reconciliation to consolidated operations:
Interest discounts and fee revenue						445
Other interest expense						(502)
Depreciation – furniture and fixtures						(89)
Administrative, advisory and trustee fees						(1,698)
Operating expenses						(562)
Amortization						(587)

Income before minority interest and discontinued operations						$6,772

NOTE 5 • continued

Six Months Ended October 31, 2003

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$17,476	$7,954	$3,392	$5,795	$29,410	$64,027

Expenses
Mortgage interest	5,144	2,831	1,048	1,729	8,515	19,267
Depreciation/amortization related to real estate investments	2,725	1,419	621	936	5,086	10,787
Utilities and maintenance	3,392	1,025	75	469	5,733	10,694
Real estate taxes	2,591	691	372	974	3,306	7,934
Insurance	199	65	32	77	988	1,361
Property management	747	603	50	25	3,050	4,475

Total segment expense	14,798	6,634	2,198	4,210	26,678	54,518

Segment operating profit	$2,678	$1,320	$1,194	$1,585	$2,732	9,509

Reconciliation to consolidated operations:
Interest discounts and fee revenue						294
Other interest expense						(497)
Depreciation – furniture and fixtures						(76)
Administrative, advisory and trustee fees						(1,290)
Operating expenses						(563)
Amortization						(377)

Income before minority interest and discontinued operations						$7,000

Segment Assets and Accumulated Depreciation

October 31, 2004

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Segment assets
Property owned	$332,916	$210,362	$58,657	$121,615	$429,997	$1,153,547
Less accumulated depreciation/ amortization	(22,503)	(10,747)	(4,622)	(8,979)	(64,264)	(111,115)

Total property owned	$310,413	$199,615	$54,035	$112,636	$365,733	$1,042,432

April 30, 2004

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Segment assets
Property owned	$301,401	$171,180	$58,573	$123,108	$446,172	$1,100,434
Less accumulated depreciation/ amortization	(17,307)	(9,135)	(3,860)	(8,338)	(61,610)	(100,250)

Total property owned	$284,094	$162,045	$54,713	$114,770	$384,562	$1,000,184

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

     Purchase Options. The Company has granted options to purchase certain Company properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of October 31, 2004, the total property cost of the 17 properties subject to purchase options was approximately $76.1 million, and the gross rental revenue from these properties was approximately $2.0 million for the three months ended October 31, 2004.

     During the quarter ended October 31, 2004, we sold one property under option, an Edgewood Vista assisted living facility located in Minot, North Dakota. See Note 8, Acquisitions and Dispositions, for further information on this sale. In addition, in November 2004, the tenant of four of our Edgewood Vista assisted living facilities exercised the purchase option contained in the leases for these properties. See Note 9, Subsequent Events, for further information on these pending transactions.

     Real Estate Expansions and Development. The Company has certain funding commitments under contracts for property development and expansion projects. As of October 31, 2004, IRET’s funding commitments included the following:

     Grand Forks Apartment Construction. The Company is obligated under a construction contract and an excavating contract for the construction of a multi-family residential property in Grand Forks, ND. The Company is obligated to pay approximately $7.5 million under the construction contract, subject to additions and deductions as provided in the contract, and approximately $340,000 under the excavating contract, for this development project. As of October 31, 2004, approximately $4.5 million and $305,000 have been paid under the construction contract and the excavating contract, respectively.

     Lithia Springs, Georgia Expansion Project. The Company is obligated to pay up to $575,000 to construct expansion premises at its Lithia Springs, Georgia assisted living facility. As of October 31, 2004, the Company had paid approximately $96,000 of this obligation.

     Kalispell Retail Center, Kalispell, MT. The Company has entered into a ten-year lease agreement with Conlin’s Furniture, Inc. The Company is obligated to pay approximately $620,000 for tenant improvements and leasing commissions under the lease agreement. As of October 31, 2004, the Company has paid approximately $169,000 of this obligation.

     Crosstown Circle Office Building, Eden Prairie, MN. The Company’s Crosstown Circle Office Building in Eden Prairie, Minnesota was acquired in October 2004 from Best Buy Company, which is leasing all but 7,500 square feet of the 185,000 square foot building under a master lease expiring September 30, 2010. Under the terms of the financing obtained by the

NOTE 6 • continued

Company for this building, the Company is obligated to fund a leasing reserve account in the event that a specified occupancy level is not met at the time the Best Buy master lease expires. The amount to be deposited in the leasing reserve account would be calculated by multiplying a specified amount per square foot by the difference between the specified occupancy level and the building’s actual occupied square feet. The maximum amount the Company would be required to deposit in such leasing reserve account is $4,625,000. Funds in the leasing reserve account would be released as leases for vacant space in the building are executed.

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

     Pending Acquisitions and Dispositions. As of October 31, 2004, the Company was a party to purchase agreements to acquire a residential townhome complex and a commercial property, for purchase prices totaling approximately $5.9 million. Also as of October 31, 2004, the Company was a party to contracts to sell one multi-family residential property, one parcel of vacant land, and one retail property, for sale prices totaling approximately $6.0 million and an estimated gain on sale of approximately $2.3 million. The Company expects to complete these pending acquisitions and dispositions over the next several months; however, the purchase or sale of each of these properties is subject to the Company’s or the buyer’s completion of due diligence and the satisfaction of other customary closing conditions, and there can be no assurance that any or all of these pending transactions will be consummated.

NOTE 7 • DISCONTINUED OPERATIONS

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as held for sale as of October 31, 2004 or 2003. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three and six months ended October 31, 2004 and 2003:

The remainder of this page has been left blank intentionally.

NOTE 7 • continued

	Three Months Ended		Six Months Ended
	October 31		October 31
	(in thousands)
	2004	2003	2004	2003
REVENUE
Real Estate Rentals	$274	$1,291	$1,408	$2,579
Tenant Reimbursements	90	125	215	258

Total Revenue	364	1,416	1,623	2,837

OPERATING EXPENSE
Interest	117	396	484	794
Depreciation/amortization	57	245	277	490
Utilities and maintenance	68	203	253	445
Real estate taxes	30	115	130	229
Insurance	4	22	22	44
Property management expenses	8	124	130	252
Administrative expense	0	1	0	2
Operating expense	1	0	1	1
Amortization	4	12	11	29
Loss on impairment of real estate	564	0	571	0

Total operating expense	853	1,118	1,879	2,286

Operating income (loss)	(489)	298	(256)	551
Non-operating income	0	1	1	4
Income (loss) before minority interest and discontinued operations	(489)	299	(255)	555
Minority interest	114	(68)	61	(126)
Gain on sale of discontinued operations	2,808	103	5,873	103

Discontinued operations, net	$2,433	$334	$5,679	$532

The remainder of this page has been left blank intentionally

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

     During the three months ended October 31, 2004, IRET acquired one office property, and sold one multi-family residential property, one medical property (an assisted living facility), and one office property, as follows:

Acquisitions and Dispositions During Three Months Ended October 31, 2004:

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property — Office
177,500 sq. ft. — Crosstown Circle Office Building – Eden Prairie, MN	$22,000

     This office property was acquired from Best Buy Company for a purchase price of $22,000,000. Of this amount, the Company paid $16,250,000 in cash and cash equivalents, with the remaining $5,750,000 of the purchase price consisting of the value of the Company’s Flying Cloud Office Building in Eden Prairie, MN, which was acquired by Best Buy Company as part of the transaction. Best Buy Company is leasing all but 7,500 square feet of the 177,500 square foot Crosstown Circle building under a master lease expiring September 30, 2010.

Dispositions

	(in thousands)
		Book Value and
	Sales Price	Sales Cost	Gain/Loss
Multi-Family Residential
100 - unit Van Mall Woods Apartments – Vancouver, WA	$6,900	$5,626	$1,274
Commercial Property – Medical (assisted living facility)
97,821 sq. ft. Edgewood Vista – Minot, ND	7,210	5,676	1,534
Commercial Property — Office
62,585 sq. ft. Flying Cloud Drive Office Building – Eden Prairie, MN	5,750	5,750	—

Total Property Dispositions	$19,860	$17,051	$2,808

     During the six months ended October 31, 2004, IRET has acquired and disposed of the following properties:

The remainder of this page has been left blank intentionally.

NOTE 8 • continued

Acquisitions and Dispositions During Six Months Ended October 31, 2004:

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property — Medical
52,300 sq. ft. Nebraska Orthopedic Hospital Expansion Project – Omaha, NE	$20,597
45,081 sq. ft. Pavilion I Clinic — Duluth, MN	10,900
60, 294 sq. ft. High Pointe Health Campus Phase I (East Metro Medical Building) – Lake Elmo, MN	13,050
Commercial Property – Industrial (miscellaneous commercial property)
46,720 sq. ft. Sleep Inn Hotel – Brooklyn Park, MN	2,750
Commercial Property — Office
26,186 sq. ft. Plymouth I Office Building – Plymouth, MN	1,864
26,186 sq. ft. Plymouth II Office Building – Plymouth, MN	1,748
26,186 sq. ft. Plymouth III Office Building – Plymouth, MN	2,214
79,377 sq. ft. Northgate I Office Building –Maple Grove, MN	8,175
177,500 sq. ft. Crosstown Circle Office Building – Eden Prairie, MN	22,000

Total Property Acquisitions	$83,298

Dispositions

	(in thousands)
		Book Value
	Sales Price	and Sales Cost	Gain/Loss
Multi-Family Residential
204-unit Ivy Club Apartments – Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums – Beulah, ND	96	96	0
36-unit Parkway Apartments – Beulah, ND	159	159	0
18-Unit Dakota Arms Apartments – Minot, ND	825	566	259
100-Unit Van Mall Woods Apartments – Vancouver, WA	6,900	5,625	1,275
Commercial – Retail
30,000 sq. ft. Barnes & Noble Store – Fargo, ND	4,590	2,916	1,674
8,040 sq. ft. Petco Store – Fargo, ND and Petco	2,160	1,209	951
Commercial — Medical (assisted living facility)
97,821 sq. ft. Edgewood Vista – Minot, ND	7,210	5,676	1,534
Commercial – Office
62,585 sq. ft. Flying Cloud – Eden Prairie, MN	5,750	5,750	0
Vacant Land
205,347 sq. ft. parcel of vacant land – Libby, MT	151	151	0

Total Property Dispositions	$40,091	$34,218	$5,873

NOTE 9 • SUBSEQUENT EVENTS

     Common Share Offering. In November 2004, the Company concluded its best efforts offering, commenced in October 2004, of up to 1.5 million of its common shares of beneficial interest. In this offering the Company sold approximately 1.4 million common shares at $10.15 per share, for total gross proceeds of approximately $14.3 million. Commissions to the broker-dealers selling the shares totaled approximately $860,000.

     Edgewood Vista Purchase Options. In November 2004, the tenant in four of our Edgewood Vista assisted living facilities, located in, respectively, Belgrade, Montana; Columbus, Nebraska; Grand Island, Nebraska and East Grand Forks, Minnesota, exercised the purchase options contained in the leases for these properties. The sales of these four properties, which would be separate transactions, are scheduled to close from the end of December 2004 through mid-January 2005. The proceeds to the Company from the sales of these four properties, after commissions and debt repayment, would total approximately $3.1 million. These pending dispositions are subject to customary closing conditions, and no assurance can be given that any or all of them will be completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2004, which are included in the Company’s Form 8-K dated October 5, 2004 filed with the Securities and Exchange Commission.

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

     Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2004, our real estate portfolio consisted of 64 multi-family residential properties containing 8,571 apartment units and having a total carrying amount (net of accumulated depreciation) of $366 million, and 147 commercial properties containing approximately 7.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $677 million. Our commercial properties consist of:

•	47 office properties containing approximately 3.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $310 million;

•	11 industrial properties (including miscellaneous commercial properties) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated deprecation) of $54 million;

•	60 retail properties containing approximately 1.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $113 million; and

•	29 medical properties (including assisted living facilities) containing approximately 1.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $200 million.

     Our primary source of income and cash is rents associated with multi-family residential and commercial leases. Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We intend to continue to achieve our business objective by investing in multi-family residential properties and in office, industrial, retail and medical commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Georgia, Idaho, Iowa, Kansas, Michigan, Texas and Wisconsin.

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

     Critical Accounting Policies. In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Company’s Form 8-K dated October 5, 2004 for the fiscal year ended April 30, 2004, in the footnotes to the consolidated financial statements, Note 2 — Basis of Presentation and Significant Accounting Policies. There have been no significant changes to those policies during fiscal year 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

     There are no accounting standards or interpretations that have been issued, but which have not yet been adopted, that we believe will have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

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

REVENUES

     Total IRET revenues for the second quarter of fiscal year 2005 were $39.2 million, compared to $32.5 million received in the second quarter of the prior fiscal year. This is an increase of $6.7 million or 20.6%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during the second quarter of fiscal year 2005, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue	Increase in Total Revenue
	Three Months ended	Six Months ended October
	October 31, 2004	31, 2004
Rent from 28 properties acquired in Fiscal 2004 in excess of that received in 2004 from the same 28 properties	$5,401	$11,653
Rent from 10 properties acquired in Fiscal 2005	2,126	2,989
Decrease in rental receipts and accruals on existing properties due to changes in scheduled rent and lease renewals/termination	(872)	(712)

Net increase in total revenue	$6,655	$13,930

SEGMENT EXPENSES AND OPERATING PROFIT

     The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the three and six months ended October 31, 2004, as compared to the three and six months ended October 31, 2003. For a reconciliation of segment revenues, profit (loss) and assets to the consolidated financial statements, see Note 5 of the Notes to Consolidated Financial Statements beginning on page 6 of this report.

Three Months Ended October 31

	(in thousands)
Commercial-Office	2004	2003	Change	%
Real estate revenue	$12,366	$8,636	$3,730	43.2%

Expenses
Mortgage interest	3,023	2,556	467	18.3%
Depreciation and amortization	2,884	1,381	1,503	108.8%
Utilities and maintenance	2,423	1,771	652	36.8%
Real estate taxes	1,760	1,287	473	36.8%
Insurance	118	99	19	19.2%
Property management	562	447	115	25.7%

Total segment expense	10,770	7,541	3,229	42.8%

Segment operating profit	$1,596	$1,095	$501	45.8%

	(in thousands)
Commercial-Medical	2004	2003	Change	%
Real estate revenue	$6,409	$3,950	$2,459	62.3%

Expenses
Mortgage interest	2,321	1,412	909	64.4%
Depreciation and amortization	1,338	673	665	98.8%
Utilities and maintenance	505	520	(15)	(2.9%)
Real estate taxes	491	381	110	28.9%
Insurance	60	34	26	76.5%
Property management	377	275	102	37.1%

Total segment expense	5,092	3,295	1,797	54.5%

Segment operating profit	$1,317	$655	$662	101.1%

	(in thousands)
Commercial-Industrial	2004	2003	Change	%
Real estate revenue	$1,533	$1,675	$(142)	(8.5%)

Expenses
Mortgage interest	589	527	62	11.8%
Depreciation and amortization	379	310	69	22.3%
Utilities and maintenance	44	36	8	22.2%
Real estate taxes	223	186	37	19.9%
Insurance	20	16	4	25.0%
Property management	26	27	(1)	(3.7%)

Total segment expense	1,281	1,102	179	16.2%

Segment operating profit	$252	$573	$(321)	(56.0%)

	(in thousands)
Commercial-Retail	2004	2003	Change	%
Real estate revenue	$3,434	$2,921	$513	17.6%

Expenses
Mortgage interest	1,040	896	144	16.1%
Depreciation and amortization	698	472	226	47.9%
Utilities and maintenance	152	262	(110)	(42.0%)
Real estate taxes	486	487	(1)	(0.2%)
Insurance	50	37	13	35.1%
Property management	67	12	55	458.3%

Total segment expense	2,493	2,166	327	15.1%

Segment operating profit	$941	$755	$186	24.6%

	(in thousands)
Multi-Family Residential	2004	2003	Change	%
Real estate revenue	$15,426	$15,331	$95	0.6%

Expenses
Mortgage interest	4,640	4,316	324	7.5%
Depreciation and amortization	2,775	2,656	119	4.5%
Utilities and maintenance	3,443	2,964	479	16.2%
Real estate taxes	1,687	1,714	(27)	(1.6%)
Insurance	414	512	(98)	(19.1%)
Property management	1,983	1,595	388	24.3%

Total segment expense	14,942	13,757	1,185	8.6%

Segment operating profit	$484	$1,574	$(1,090)	(69.3%)

Six Months Ended October 31

	(in thousands)
Commercial-Office	2004	2003	Change	%
Real estate revenue	$23,496	$17,476	$6,020	34.4%

Expenses
Mortgage interest	6,020	5,144	876	17.0%
Depreciation and amortization	5,664	2,725	2,939	107.9%
Utilities and maintenance	4,605	3,392	1,213	35.8%
Real estate taxes	3,466	2,591	875	33.8%
Insurance	245	199	46	23.1%
Property management	1,026	747	279	37.3%

Total segment expense	21,026	14,798	6,228	42.1%

Segment operating profit	$2,470	$2,678	$(208)	(7.8%)

	(in thousands)
Commercial-Medical	2004	2003	Change	%
Real estate revenue	$12,457	$7,954	$4,503	56.6%

Expenses
Mortgage interest	4,225	2,831	1,394	49.2%
Depreciation and amortization	2,591	1,419	1,172	82.6%
Utilities and maintenance	1,415	1,025	390	38.0%
Real estate taxes	928	691	237	34.3%
Insurance	129	65	64	98.5%
Property management	644	603	41	6.8%

Total segment expense	9,932	6,634	3,298	49.7%

Segment operating profit	$2,525	$1,320	$1,205	91.3%

	(in thousands)
Commercial-Industrial	2004	2003	Change	%
Real estate revenue	$3,224	$3,392	$(168)	(5.0%)

Expenses
Mortgage interest	1,153	1,048	105	10.0%
Depreciation and amortization	757	621	136	21.9%
Utilities and maintenance	123	75	48	64.0%
Real estate taxes	456	372	84	22.6%
Insurance	41	32	9	28.1%
Property management	47	50	(3)	(6.0%)

Total segment expense	2,577	2,198	379	17.2%

Segment operating profit	$647	$1,194	$(547)	(45.8%)

	(in thousands)
Commercial-Retail	2004	2003	Change	%
Real estate revenue	$8,078	$5,795	$2,283	39.4%

Expenses
Mortgage interest	1,993	1,729	264	15.3%
Depreciation and amortization	1,393	936	457	48.8%
Utilities and maintenance	697	469	228	48.6%
Real estate taxes	970	974	(4)	(0.4%)
Insurance	101	77	24	31.2%
Property management	142	25	117	468.0%

Total segment expense	5,296	4,210	1,086	25.8%

Segment operating profit	$2,782	$1,585	$1,197	75.5%

	(in thousands)
Multi-Family Residential	2004	2003	Change	%
Real estate revenue	$30,702	$29,410	$1,292	4.4%

Expenses
Mortgage interest	9,299	8,515	784	9.2%
Depreciation and amortization	5,516	5,086	430	8.5%
Utilities and maintenance	6,647	5,733	914	15.9%
Real estate taxes	3,366	3,306	60	1.8%
Insurance	823	988	(165)	(16.7%)
Property management	3,710	3,050	660	21.6%

Total segment expense	29,361	26,678	2,683	10.1%

Segment operating profit	$1,341	$2,732	$(1,391)	(50.9%)

FACTORS IMPACTING NET INCOME:

     During the first three months and six months of fiscal year 2005, the following factors were the most significant causes of the limited growth of our total revenue. These factors ultimately also negatively impacted our net income per share:

•	Increased Economic Vacancy & Concessions. Our stabilized apartment vacancy increased to 8.6% from 8.2% for the three months ended October 31, 2004 and 2003, respectively. Vacancy levels at our stabilized commercial properties increased to 10.9% from 6.1% for the three months ended October 31, 2004 and 2003, respectively. Our stabilized apartment vacancy for the six months ended October 31, 2004 and 2003 was 8.9% for both periods. Vacancy levels at our stabilized commercial properties increased to 10.2% from 5.9% for the six months ended October 31, 2004 and 2003, respectively.

To maintain physical occupancy levels at our multi-family residential properties, we may offer tenants incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties. We estimate that rent concessions offered during the three and six months ended October 31, 2004 lowered our operating revenues by approximately $0.9 million and $1.9 million, respectively, as compared to an estimated approximately $0.7 million and $1.2 million reduction in operating revenues attributable to rent concessions offered in the three and six months ended October 31, 2003.

Our commercial vacancy levels are primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease. As we previously reported to our shareholders, despite some positive economic developments, we have yet to see a significant increase in demand for apartments or for commercial space. Our expectation is that demand in IRET’s markets for both apartments and commercial space will continue to remain weak through the third quarter of fiscal year 2005. Additionally, we generally see a seasonal reduction in demand for both commercial space and apartments during winter. As a result, we do not expect our occupancy levels to improve significantly, or a reduction in the level of rent concessions offered, during our fiscal year 2005, which ends April 30, 2005.

•	Increased maintenance expense. The maintenance expense category increased by $807,000 or 24% for the three months ended October 31, 2004, and $1,773,000 or 26% for the six months ended October 31, 2004, as compared to the corresponding periods in fiscal 2004. Of the increased maintenance costs for the three months ended October 31, 2004, $672,000 or 83% is attributable to the addition of new real estate acquired in fiscal 2005, while $135,000 or 17% is due to increased costs for maintenance on existing real estate assets. Of the increased maintenance costs for the six months ended October 31, 2004, $1,359,000 or 77% is attributable to the addition of new real estate acquired in fiscal 2005, while $414,000 or 23% is due to increased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•	Increased Utility Expense. The utility expense category increased by $207,000, or 10%, for the three months ended October 31, 2004, and by $1,020,000 or 26% for the six months ended October 31, 2004, as compared to the corresponding periods of fiscal year 2004. Of the increased utility costs for the three months ended October 31, 2004, $393,000, or 190%, is attributable to the addition of new real estate, while $(186,000), or (90)%, is due to decreased costs for utilities on existing real estate assets. Of the increased utility costs for the six months ended October 31, 2004, $820,000 or 80% is attributable to the addition of new real estate, while $200,000, or 20% is due to increased costs for utilities on existing real estate assets. For the three and six months ended October 31, 2004, no one property accounts for a significant portion of this increase, as we have seen a general increase for natural gas, water, sewer and garbage disposal in the communities where our properties are located.

•	Increased Administrative and Operating Expenses. Administrative and operating expenses increased by $334,000, or 34%, for the three months ended October 31, 2004, and by $419,000 or 23% for the six months ended October 31, 2004, as compared to the corresponding periods of fiscal year 2004, primarily because of increased salary and other expense resulting from our hiring of additional employees. We added a total of six additional employees during fiscal year 2004 and six additional employees through the second quarter of fiscal year 2005. The increase in administrative and operating expenses also includes costs related to our 2004 Annual Meeting of Shareholders held in September 2004. Additionally, in common with other public companies, we have seen a significant increase in accounting fees and other costs, primarily as a result of certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), in particular the internal controls report and attestation requirements of Section 404 of Sarbanes-Oxley.

•	Increased Mortgage Interest Expense. Our mortgage debt increased $48.8 million, or 8%, to $681.9 million as of October 31, 2004, as compared to $633.1 million on April 30, 2004. Our mortgage interest expense increased by $1.9 million, or 20%, for the three months ended October 31, 2004 and by $3.4 million, or 18%, for the six months ended October 31, 2004. Of the increased mortgage interest expense for the three months ended October 31, 2004, $1.9 million is attributable to the addition of new real estate. Of the increased mortgage interest expense for the six months ended October 31, 2004, $3.5 million is attributable to the addition of new real estate, while mortgage interest expense on existing real estate assets declined by $0.1 million. Our overall weighted average interest rate on all outstanding mortgage debt is 6.68% as of October 31, 2004.

•	Increased Amortization Expense. In accordance with SFAS No. 141, “Business Combinations,” which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets. The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements. The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders.

RESULTS ON A “STABILIZED PROPERTY” BASIS

     The following table presents results on a stabilized property basis for the three months and six months ended October 31, 2004 and 2003, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties. Property Segment Operating Profit should not be considered as an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

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

	(in thousands)
	For the Three Months
	Ended October 31,
	2004	2003	% Change
Multi-family residential
Real Estate Revenue	$14,167	$14,321	(1.1%)
Expenses:
Utilities & maintenance	3,057	2,771	10.3%
Property management	1,739	1,479	17.6%
Real estate taxes	1,576	1,622	(2.8%)
Insurance	376	476	(21.0%)
Depreciation and amortization	2,535	2,446	3.6%
Mortgage interest	4,250	4,063	4.6%

Total expenses	13,533	12,857	5.3%

Property segment operating profit	$634	$1,464	(56.7%)

Commercial — office
Real estate revenue	$8,617	$8,529	1.0%
Expenses:
Utilities & maintenance	1,742	1,760	(1.0%)
Property management	411	441	(6.8%)
Real estate taxes	1,296	1,269	2.1%
Insurance	78	98	(20.4%)
Depreciation and amortization	1,393	1,358	2.6%
Mortgage interest	2,446	2,556	(4.3%)

Total expenses	7,366	7,482	(1.6%)

Property segment operating profit	$1,251	$1,047	19.5%

Commercial — medical
Real estate revenue	$3,660	$3,950	(7.3%)
Expenses:
Utilities & maintenance	319	520	(38.7%)
Property management	211	268	(21.3%)
Real estate taxes	363	379	(4.2%)
Insurance	35	31	12.9%
Depreciation and amortization	685	673	1.8%
Mortgage interest	1,341	1,413	(5.1%)

Total expenses	2,954	3,284	(10.0%)

Property segment operating profit	$706	$666	6.0%

	(in thousands)
	For the Three Months
	Ended October 31,
	2004	2003	% Change
Commercial – Industrial
Real Estate Revenue	$1,403	$1,675	(16.2%)
Expenses:
Utilities & maintenance	40	36	11.1%
Property management	22	26	(15.4%)
Real estate taxes	202	186	8.6%
Insurance	18	16	12.5%
Depreciation and amortization	312	311	0.3%
Mortgage interest	550	527	4.4%

Total expenses	1,144	1,102	3.8%

Property Segment Operating Profit	$259	$573	(54.8%)

Commercial – Retail
Real Estate Revenue	$2,650	$2,896	(8.5%)
Expenses:
Utilities & maintenance	139	259	(46.3%)
Property management	4	12	(66.7%)
Real estate taxes	406	487	(16.6%)
Insurance	35	37	(5.4%)
Depreciation and amortization	478	465	2.8%
Mortgage interest	835	896	(6.8%)

Total expenses	1,897	2,156	(12.0%)

Property segment operating profit	$753	$740	1.8%

Total Stabilized Segment Operating Profit	$3,603	$4,490	(19.8%)
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	8,671	1,142
Expenses – Non-Stabilized
Utilities & Maintenance	1,270	207
Property Management	628	130
Real Estate Taxes	804	112
Insurance	120	40
Depreciation and Amortization	2,671	239
Mortgage Interest	2,191	252

Total Segment Operating Profit	$4,590	$4,652

	(in thousands)
	For the Six Months Ended October 31,
	2004	2003	% Change
Multi-family residential
Real Estate Revenue	$28,046	$28,400	(1.2%)
Expenses:
Utilities & maintenance	5,988	5,540	8.1%
Property management	3,279	2,934	11.8%
Real estate taxes	3,150	3,214	(2.0%)
Insurance	753	952	(20.9%)
Depreciation and amortization	5,047	4,877	3.5%
Mortgage interest	8,517	8,226	3.5%

Total expenses	26,734	25,743	3.8%

Property segment operating profit	$1,312	$2,657	(50.6%)

Commercial — office
Real estate revenue	$16,979	$17,334	(2.0%)
Expenses:
Utilities & maintenance	3,368	3,379	(0.3%)
Property management	773	741	4.3%
Real estate taxes	2,596	2,568	1.1%
Insurance	173	197	(12.2%)
Depreciation and amortization	2,782	2,703	2.9%
Mortgage interest	4,907	5,144	(4.6%)

Total expenses	14,599	14,732	(0.9%)

Property segment operating profit	$2,380	$2,602	(8.5%)

Commercial — medical
Real estate revenue	$7,705	$7,954	(3.1%)
Expenses:
Utilities & maintenance	1,106	1,025	7.9%
Property management	415	567	(26.8%)
Real estate taxes	726	689	5.4%
Insurance	71	63	12.7%
Depreciation and amortization	1,386	1,419	(2.3%)
Mortgage interest	2,699	2,831	(4.7%)

Total expenses	6,403	6,594	(2.9%)

Property segment operating profit	$1,302	$1,360	(4.3%)

	(in thousands)
	For the Six Months Ended October 31,
	2004	2003	% Change
Commercial – Industrial
Real Estate Revenue	$2,974	$3,392	(12.3%)
Expenses:
Utilities & maintenance	117	75	56.0%
Property management	41	49	(16.3%)
Real estate taxes	413	372	11.0%
Insurance	37	32	15.6%
Depreciation and amortization	623	621	0.3%
Mortgage interest	1,098	1,048	4.8%

Total expenses	2,329	2,197	6.0%

Property Segment Operating Profit	$645	$1,195	(46.0%)

Commercial – Retail
Real Estate Revenue	$6,434	$5,770	11.5%
Expenses:
Utilities & maintenance	522	466	12.0%
Property management	26	25	4.0%
Real estate taxes	807	974	(17.1%)
Insurance	70	77	(9.1%)
Depreciation and amortization	950	928	2.4%
Mortgage interest	1,670	1,729	(3.4%)

Total expenses	4,045	4,199	(3.7%)

Property segment operating profit	$2,389	$1,571	52.1%

Total Stabilized Segment Operating Profit	$8,028	$9,385	(14.5%)
Reconciliation to Segment Operating Profit Real Estate Revenue – Non-Stabilized	15,819	1,177
Expenses – Non-Stabilized Utilities & Maintenance	2,386	209
Property Management	1,035	159
Real Estate Taxes	1,494	117
Insurance	235	40
Depreciation and Amortization	5,133	239
Mortgage Interest	3,799	289

Total Segment Operating Profit	$9,765	$9,509

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

     Economic occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented. The following tables compare economic occupancy rates on a “stabilized property” basis for the three and six months ended October 31, 2004 and 2003:

Three Months Ended October 31

	2004	2003	Percent Change
Commercial-Office	89.94%	93.00%	(3.06%)
Commercial-Medical	92.88%	95.12%	(2.24%)
Commercial-Industrial	82.26%	94.57%	(12.31%)
Commercial-Retail	86.90%	94.25%	(7.35%)
Multi-Family Residential	91.40%	91.84%	(0.44%)

Six Months Ended October 31

	2004	2003	Percent Change
Commercial-Office	90.30%	92.94%	(2.64%)
Commercial-Medical	92.24%	95.28%	(3.04%)
Commercial-Industrial	85.95%	95.60%	(9.65%)
Commercial-Retail	88.11%	94.85%	(6.74%)
Multi-Family Residential	91.06%	91.15%	(0.09%)

The remainder of this page has been intentionally left blank.

CREDIT RISK

     The following table lists our top ten commercial tenants on October 31, 2004, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the second quarter of fiscal year 2005.

		% of Total Rental
		Income from
Lessee	Monthly Rent	Commercial Properties
St. Lukes
Edgewood Living Communities, Inc.
Best Buy
Healtheast – Woodbury & Maplewood
Allina Health
Microsoft Great Plains
Northland Insurance Company
Nebraska Orthopaedic Hospital
Smurfit – Stone Container Corp.
Wilson’s the Leather Experts, Inc.
All Others
	$297,000 276,000 207,000 169,000 156,000 156,000 147,000 141,000 131,000 119,000 4,646,000	4.61 4.28 3.21 2.62 2.42 2.42 2.28 2.19 2.03 1.85 72.09	% % % % % % % % % % %

Total Monthly Rent as of October 31, 2004	$6,445,000	100.00%

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the six months ended October 31, 2004, IRET acquired and disposed of the following properties:

Acquisitions and Dispositions During Six Months Ended October 31, 2004:

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property — Medical
52,300 sq. ft. Nebraska Orthopedic Hospital Expansion Project – Omaha, NE	$20,597
45,081 sq. ft. Pavilion I Clinic—Duluth, MN	10,900
60, 294 sq. ft. High Pointe Health Campus Phase I (East Metro Medical Building) – Lake Elmo, MN	13,050
Commercial Property – Industrial (miscellaneous commercial property)
46,720 sq. ft. Sleep Inn Hotel – Brooklyn Park, MN	2,750
Commercial Property — Office
26,186 sq. ft. Plymouth I Office Building – Plymouth, MN	1,864
26,186 sq. ft. Plymouth II Office Building – Plymouth, MN	1,748
26,186 sq. ft. Plymouth III Office Building – Plymouth, MN	2,214
79,377 sq. ft. Northgate I Office Building –Maple Grove, MN	8,175
177,500. Crosstown Circle Office Building – Eden Prairie, MN	22,000

Total Property Acquisitions	$83,298

Dispositions

	(in thousands)
		Book Value
	Sales Price	and Sales Cost	Gain/Loss
Multi-Family Residential
204-unit Ivy Club Apartments – Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums – Beulah, ND	96	96	0
36-unit Parkway Apartments – Beulah, ND	159	159	0
18-Unit Dakota Arms Apartments – Minot, ND	825	566	259
100-Unit Van Mall Woods Apartments – Vancouver, WA	6,900	5,625	1,275
Commercial – Retail
30,000 sq. ft. Barnes & Noble Store – Fargo, ND	4,590	2,916	1,674
8,040 sq. ft. Petco Store – Fargo, ND and Petco	2,160	1,209	951
Commercial — Medical (assisted living facility)
97,821 sq. ft. Edgewood Vista – Minot, ND	7,210	5,676	1,534
Commercial – Office
62,585 sq. ft. Flying Cloud – Eden Prairie, MN	5,750	5,750	0
Vacant Land
205,347 sq. ft. parcel of vacant land – Libby, MT	151	151	0

Total Property Dispositions	$40,091	$34,218	$5,873

FUNDS FROM OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003

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

     IRET management considers that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, provides an additional perspective on IRET’s operating results. Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time. However, real estate asset values have historically risen or fallen with market conditions. NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by GAAP may not reflect underlying economic realities. Additionally, the exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets, allows IRET management and investors better to identify the operating results of the long-term assets that form the core of IRET’s investments, and assists in comparing those operating results between periods. IRET management uses FFO to identify trends in occupancy rates, rental rates and operating costs. FFO is used by investors to compare IRET’s performance to that of other REITs.

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

     FFO applicable to common shares and Units for the three and six months ended October 31, 2004 increased to $10.1 million and $21.5 million, respectively, compared to $9.1 million and $18.5 million for the comparable periods ended October 31, 2003, an increase of 11.0% and 16.2%, respectively.

The remainder of this page has been intentionally left blank.

RECONCILIATION OF NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
	2004			2003
						Per
		Weighted	Per		Weighted	Share
Three Months Ended		Avg Shares	Share and		Avg Shares	and
October 31,	Amount	and Units(2)	Unit(3)	Amount	and Units(2)	Unit(3)
Net income	$3,953		$	$2,615		$
Less dividends to preferred shareholders	(593)			—

Net income available to common shareholders	3,360	42,475	.08	2,615	38,327	.07
Adjustments:
Real estate depreciation and amortization(1)	8,218			5,795
Minority interest in earnings of Unitholders	1,287	12,477		811	11,547
Gains on depreciable property sales	(2,808)			(103)

Funds from operations applicable to common shares and Units	$10,057	54,952	$.18	$9,118	49,874	$.18

(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Consolidated Statements of Operations, totaling $8,417 and $5,726, and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $60 and $255, less corporate-related depreciation and amortization on office equipment and other assets of $45 and $38 and less amortization of financing costs of $214 and $148, for the three months ended October 31, 2004 and 2003, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)	Net income is calculated on a per share basis. Funds from Operations is calculated on a per share and unit basis.

The remainder of this page has been intentionally left blank.

	(in thousands, except per share amounts)
	2004			2003
						Per
		Weighted	Per		Weighted	Share
Six Months Ended		Avg Shares	Share and		Avg Shares	and
October 31,	Amount	and Units(2)	Unit(3)	Amount	and Units(2)	Unit(3)
Net income	$9,423		$	$5,535		$
Less dividends to preferred shareholders	(1,186)			—

Net income available to common shareholders	8,237	42,228	.20	5,535	37,342	.15
Adjustments:

Real estate depreciation and amortization(1)	16,356			11,373
Minority interest in earnings of Unitholders	2,762	12,299		1,654	10,848
Gains on depreciable property sales	(5,873)			(103)

Funds from operations applicable to common shares and Units	$21,482	54,527	$.39	$18,459	48,190	$.38

(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Consolidated Statements of Operations, totaling $16,597 and $11,240, and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $286 and $517, less corporate-related depreciation and amortization on office equipment and other assets of $89 and $75 and less amortization of financing costs of $438 and $309, for the six months ended October 31, 2004 and 2003, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)	Net income is calculated on a per share basis. Funds from Operations is calculated on a per share and unit basis.

DISTRIBUTIONS

     The following distributions per common share and unit were paid during the six months ended October 31 of fiscal year 2005 and 2004:

	Fiscal Year	Fiscal Year	Percent
Date	2005	2004	Change
July 1	$.1605	$.1585	1.3%
October 1.1610		.1590	1.3%

Total	$.3215	$.3175	1.3%

     In addition, during the six months ended October 31, 2004, the Company paid, on each of June 30, 2004 and September 30, 2004, a distribution of 51.56 cents per share on the Company’s

1,150,000 preferred shares of beneficial interest, to preferred shareholders of record on, respectively, June 15, 2004 and September 15, 2004.

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

SOURCES AND USES OF CASH

     As of October 31, 2004, the Company had three unsecured lines of credit in the amounts of $10 million dollars, $10 million dollars, and $4.4 million dollars from (1) Bremer Bank, (2) First Western Bank and Trust, and (3) First International Bank and Trust, respectively. The Company had no outstanding balances under these lines of credit as of October 31, 2004. Borrowings under the lines of credit bear interest based on the following for each of the line of credit described above (1) Bremer Financial Corporation Reference Rate, (2) highest New York Prime as published in the Wall Street Journal, and (3) highest New York Prime as published in the Wall Street Journal. Accordingly, increases in interest rates will increase the Company’s interest expense on its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with First Western Bank and Bremer Bank expire September 1, 2005, and September 14, 2005, respectively. The Company’s line of credit with First International Bank and Trust expires on December 12, 2004. The Company expects to renew this line prior to its expiration.

     The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. In the second quarter of fiscal year 2005, 528,290 Units were issued in connection with property acquisitions, compared to 123,615 Units issued in connection with property acquisitions during the second quarter of fiscal year 2004.

     In October 2004, the Company commenced a best efforts offering of up to 1.5 million of its common shares of beneficial interest at a price of $10.15 per share. This offering terminated in November 2004 with approximately 1.4 million common shares sold, for aggregate proceeds to the Company of approximately $13.4 million, after selling commissions of six percent paid to the broker-dealers who sold the shares but before other expenses of the offering.

     The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of five percent from the market price. The Company issued 258,661 common shares under its DRIP during the first quarter of fiscal year 2005, and 279,980 common shares during the second quarter of fiscal year 2005.

     Cash and cash equivalents on October 31, 2004 totaled $28.2 million, compared to $23.8 million on the same date in 2003. Net cash provided from operating activities increased to $23.9 million in the second quarter of fiscal year 2005 from $11.7 million in the second quarter of fiscal year 2004, due primarily to an increase in cash provided from the operations of new and existing properties.

     Cash used for real estate acquisitions increased by $13.8 million in the second quarter of fiscal year 2005, to $61.5 million from $47.7 million in the second quarter of fiscal year 2004. The Company used proceeds received from the sale of real estate, land and investments to fund investing activities, and accordingly, despite this increase in cash used for real estate acquisitions, net cash used in investing activities decreased to $17.9 million in the second quarter of fiscal year 2005 from $48.3 million in the second quarter of fiscal year 2004. Proceeds from the sale of real estate, land and investments in the second quarter of fiscal year 2005 increased $38.9 million, to $39.3 million from $420,000 in the second quarter of fiscal year 2004.

     Net cash from financing activities decreased during the second quarter of fiscal year 2005, compared to the same period of the prior fiscal year. Cash used during the second quarter of fiscal year 2005 was $9.5 million, compared to cash provided from financing activities of $41.8 million during the second quarter of fiscal year 2004. Net cash provided from financing activities was higher during the second quarter of fiscal year 2004 because of an offering of common shares carried out by the Company during that quarter.

FINANCIAL CONDITION

     Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $682 million on October 31, 2004, due to new debt placed on new and existing properties, from $633 million on April 30, 2004. Ninety-four percent of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of October 31, 2004, the weighted average rate of interest on the Company’s mortgage debt was 6.68%, compared to 7.17% on April 30, 2004.

     Mortgage Loans Receivable. Mortgage loans receivable decreased to $631,000 at October 31, 2004 from $4.9 million at April 30, 2004. This decrease resulted from repayment of a mortgage loan receivable in respect of the Company’s Nebraska Orthopedic property.

     Real Estate Owned. Real estate owned increased to $1,047.6 million at October 31, 2004 from $1,008.0 million at April 30, 2004. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Investment Certificates. The Company discontinued the issuance of investment certificates in April 2002. As of October 31, 2004, investment certificates outstanding totaled $5.4 million, compared to $7.1 million of such certificates outstanding on April 30, 2004. This decrease resulted from the redemption of maturing investment certificates during the six months ended October 31, 2004.

     Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2004 were $28.2 million, compared to $31.7 million on April 30, 2004. The decrease in cash on hand on October 31, 2004, as compared to April 30, 2004, was due primarily to the acquisition of real estate.

     Marketable Securities. The Company investment in marketable securities classified as available-for-sale was $2.4 million on October 31, 2004, and $2.3 million on April 30, 2004. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

     Operating Partnership Units. Outstanding units in the Operating Partnership increased to 12.8 million Units on October 31, 2004, compared to 11.8 million Units outstanding on April 30, 2004. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

     Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2004 totaled 42.8 million, compared to 41.7 million outstanding on April 30, 2004. This increase in common shares outstanding was primarily due to the issuance of common shares pursuant to our Distribution Reinvestment Plan, consisting of 259,000 shares issued on July 1, 2004 and 280,000 shares issued on October 1, 2004, for total value of $5.2 million, and conversions of 190,000 UPREIT Units to common shares, for a total of $1.5 million in shareholders’ equity. Preferred shares of beneficial interest outstanding on October 31, 2004 and April 30, 2004 totaled 1.15 million.

PENDING ACQUISITIONS AND DISPOSITIONS

     As of October 31, 2004, the Company was a party to purchase agreements to acquire a residential townhome complex and a commercial property, for purchase prices totaling approximately $5.9 million. Also as of October 31, 2004, the Company was a party to contracts to sell one multi-family residential property, one parcel of vacant land, and one retail property, for sale prices totaling approximately $6.0 million and an estimated gain on sale of approximately $2.3 million. In November 2004, the tenant in four of our Edgewood Vista assisted living facilities, located in, respectively, Belgrade, Montana; Columbus, Nebraska, Grand Island, Nebraska and East Grand Forks, Minnesota, exercised the purchase options contained in the leases for these properties. The proceeds to the Company from the sales of these four properties, after commissions and debt repayment, would total approximately $3.1 million. Also in November 2004, the Company signed agreements to purchase two commercial properties, an office/warehouse building and a multi-tenant office building, for purchase prices totaling approximately $18.8 million. The Company expects to close these pending transactions over the next several months; however, these pending acquisitions and dispositions are subject to customary closing conditions, and no assurance can be given that any of these pending transactions will be consummated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

     Variable interest rates. Even though our goal is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of our fixed rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of October 31, 2004, we had the following amounts of future principal payments due on mortgages secured by our real estate:

	Fiscal Years Ending April 30th (in thousands)
Long Term	Remaining
Debt	2005	2006	2007	2008	2009	Thereafter	Total
Fixed Rate	$8,398	$17,323	$18,646	$45,103	$42,829	$511,764	$644,063
Variable Rate	620	1,333	2,158	1,418	1,705	30,601	37,835

							$681,898	(1)

Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)	The weighted average interest rate on our debt as of October 31, 2004, was 6.68%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $37.8 million of variable rate indebtedness would increase our annual interest expense by $378,000.

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

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the second quarter of fiscal year 2005, the Company issued an aggregate of 126,000 common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3 is not applicable and has been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Shareholders, held on September 21, 2004, the following action was taken:

     The shareholders elected the eight individuals nominated to serve as trustees of the Company until the 2005 Annual Meeting of Shareholders or until the election and qualification of their successors, as set forth in Proxy Item No. 1 in the Company’s Notice of the Annual Meeting and the Proxy Statement relating to the Annual Meeting. The eight individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

Nominee	Votes For	Votes Withheld
Daniel L. Feist	30,886,439	310,319
Charles Wm. James	30,903,338	293,421
Patrick G. Jones	31,054,104	142,655
Timothy P. Mihalick	31,051,168	145,591
Jeffrey L. Miller	31,052,177	144,581
Stephen L. Stenehjem	31,055,114	141,645
John D. Stewart	31,020,053	176,705
Thomas A. Wentz, Jr.	30,926,854	269,905

     The proposal to approve the appointment of Deloitte & Touche LLP as independent auditors for fiscal year 2005 received the following votes:

30,415,762 Votes for Approval 545,362 Votes Against 235,634 Abstentions

     There were no broker non-votes for this item.

Item 5 is not applicable and has been omitted.

Item 6. Exhibits

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
Date: December 10, 2004