Form 10-Q
period 2005-01-31
INVESTORS REAL ESTATE TRUST
filed 2005-03-11
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2005

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST

(Exact name of registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Post Office Box 1988
12 South Main Street
Minot, ND	58702-1988
(Address of principal executive offices)	(Zip code)

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

     Yes ☑                 No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☑                 No ☐

     Registrant is a North Dakota Real Estate Investment Trust. As of March 9, 2005, it had 44,521,703 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS – THIRD QUARTER — FISCAL 2005

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	January 31, 2005	April 30, 2004
ASSETS
Real estate investments
Property owned	$1,172,070	$1,100,434
Less accumulated depreciation/amortization	(117,392)	(100,250)

	1,054,678	1,000,184
Undeveloped land	4,435	2,994
Mortgage loans receivable, net of allowance	625	4,893

Total real estate investments	1,059,738	1,008,071

Other assets
Cash and cash equivalents	36,374	31,704
Marketable securities – available-for-sale	2,377	2,336
Receivable arising from straight-lining of rents, net of allowance	6,671	5,976
Accounts receivable – net of allowance	1,947	2,155
Real estate deposits	3,100	1,567
Prepaid and other assets	735	2,677
Tax, insurance, and other escrow	8,923	11,301
Property and equipment, net	2,410	2,292
Goodwill	1,441	1,441
Deferred charges and leasing costs – net	8,099	6,797

TOTAL ASSETS	$1,131,815	$1,076,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$20,904	$22,639
Notes payable	—	25,000
Mortgages payable	691,304	633,124
Investment certificates issued	5,053	7,074
Other debt	810	843

TOTAL LIABILITIES	718,071	688,680

COMMITMENTS AND CONTINGENCIES (NOTE 6)

MINORITY INTEREST IN PARTNERSHIPS	16,070	16,386
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP
(13,075,167 units on January 31, 2005 and 11,819,350 units on April 30, 2004)	103,610	92,622
SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2005 and April 30, 2004, aggregate liquidation preference of $28,750,000)	27,317	27,343
Common shares of beneficial interest (Unlimited authorization, no par value, 44,371,535 shares issued and outstanding at January 31, 2005 and 41,693,256 shares issued and outstanding at April 30, 2004)	317,674	292,400
Accumulated distributions in excess of net income	(50,914)	(41,083)
Accumulated other comprehensive loss	(13)	(31)

TOTAL SHAREHOLDERS’ EQUITY	294,064	278,629

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,131,815	$1,076,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and nine months ended January 31, 2005 and 2004

	Three Months Ended		Nine Months Ended
	January 31		January 31
	(in thousands, except per share data)
	2005	2004	2005	2004
REVENUE
Real estate rentals	$32,349	$28,697	$97,257	$82,857
Tenant reimbursement	6,129	5,252	18,614	14,594

TOTAL REVENUE	38,478	33,949	115,871	97,451

OPERATING EXPENSE
Interest	11,806	10,856	34,882	30,568
Depreciation/amortization related to real estate investments	8,370	6,024	24,287	16,799
Utilities	2,806	2,292	7,741	6,209
Maintenance	3,916	3,560	12,349	10,226
Real estate taxes	4,507	4,308	13,643	12,201
Insurance	671	728	2,001	2,078
Property management expenses	2,709	2,231	7,937	6,327
Property management related party	0	248	284	578
Administrative expense	1,158	747	2,811	1,979
Advisory and trustee services	17	23	61	80
Other operating expenses	331	291	892	854
Amortization	304	232	861	592
Amortization of related party costs	14	13	44	30

TOTAL OPERATING EXPENSE	36,609	31,553	107,793	88,521

Operating income	1,869	2,396	8,078	8,930
Non-operating income	151	170	596	464

Income before minority interest and discontinued operations and gain on sale of other investments	2,020	2,566	8,674	9,394
Gain on sale of other investments	3	13	3	13
Minority interest portion of other partnerships’ income	(28)	(129)	(233)	(598)
Minority interest portion of operating partnership income	(558)	(625)	(2,025)	(2,114)

Income from continuing operations	1,437	1,825	6,419	6,695
Discontinued operations, net	1,799	664	6,241	1,329

NET INCOME	3,236	2,489	12,660	8,024

Dividends to preferred shareholders	(593)	0	(1,779)	0

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,643	$2,489	$10,881	$8,024

Earnings per common share from continuing operations	$.02	$.04	$.11	$.17
Earnings per common share from discontinued operations	.04	.02	.15	.04

NET INCOME PER COMMON SHARE - BASIC	$.06	$.06	$.26	$.21

DILUTED
Earnings per common share from continuing operations	$.02	$.05	$.11	$.18
Earnings per common share from discontinued operations	.04	.01	.15	.03

NET INCOME PER COMMON SHARE	$.06	$.06	$.26	$.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the nine months ended January 31, 2005

	(in thousands)
	NUMBER					ACCUMULATED
	OF		NUMBER		DISTRIBUTIONS	OTHER	TOTAL
	PREFERRED	PREFERRED	OF COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	SHAREHOLDERS’
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INCOME (LOSS)	EQUITY
Balance May 1, 2004	1,150	$27,343	41,693	$292,400	$(41,083)	$(31)	$278,629

Comprehensive Income

Net income					12,660		12,660
Unrealized gain on securities available-for- sale						18	18

Total comprehensive income							12,678

Distributions					(22,491)		(22,491)
Distribution reinvestment plan			820	7,863			7,863

Sale of shares		(26)	1,649	15,753			15,727
Redemption of units for common shares			213	1,693			1,693
Fractional shares repurchased			(4)	(35)			(35)

Balance January 31, 2005	1,150	$27,317	44,371	$317,674	$(50,914)	$(13)	$294,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2005 and 2004

	(in thousands)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,660	$8,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,595	18,316
Minority interest portion of income	4,087	2,952
Gain on sale of real estate, land and other investments	(8,174)	(515)
Interest reinvested in investment certificates	210	254
Bad debt expense:
Straight-line allowance	50	270
Past due rent	218	0
Changes in other assets and liabilities:
(Increase) decrease in real estate deposits	(1,533)	(3,674)
Increase in receivable arising from straight-lining of rents	(745)	(1,176)
(Increase) decrease in accounts receivable	(12)	(479)
(Increase) decrease in prepaid and other assets	1,942	(518)
(Increase) decrease in tax, insurance and other escrow	2,378	(4,380)
Increase in deferred charges and leasing costs	(2,238)	(2,259)
(Increase) decrease in related party capitalized leasing commissions	21	(32)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,291)	781

Net cash provided by operating activities	33,168	17,564

CASH FLOWS FROM INVESTING ACTIVITIES
Principal payments on mortgage loans receivable	4,268	39
Investment in mortgage loans receivable	0	(2,710)
Purchase of marketable securities – available-for-sale	(23)	(1,500)
Proceeds from sale of real estate, land and other investments	45,974	3,211
Payments for acquisitions and improvements of properties	(83,269)	(68,377)

Net cash used by investing activities	(33,050)	(69,337)

continued

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2005 and 2004

	(in thousands)
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	$15,721	$35,563
Issue costs for preferred shares	(26)	0
Proceeds from mortgages payable	93,510	93,044
Proceeds from minority partner Brenwood/Dixon	161	0
Proceeds from notes payable	13	11
Repurchase of shares and minority interest units	(35)	(12)
Distributions paid to shareholders, net of reinvestment	(14,989)	(10,968)
Distributions paid to unitholders of operating partnership	(5,416)	(4,693)
Distributions paid to other minority partners	(709)	(790)
Redemption of investment certificates	(2,231)	(1,696)
Principal payments on mortgages payable	(56,401)	(42,879)
Principal payments on notes payable	(25,046)	(11,258)

Net cash provided by financing activities	4,552	56,322
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,670	4,549

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,704	18,642

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,374	$23,191

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD

Distribution reinvestment plan	$7,304	$7,642
UPREIT distribution reinvestment plan	559	552
Preferred dividends payable	198	0
Property acquired through issue of shares	32	0
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	21,071	21,332
Assets acquired through the issuance of minority interest units in the operating partnership	14,802	14,386
Operating partnership units converted to shares	1,693	2,347
Minority partner interest in Golden Hills	0	1,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	34,388	30,076
Interest on investment certificates	207	312
Interest on margin account and other	354	902

	$34,949	$31,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2005 and 2004

NOTE 1 • ORGANIZATION

     Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of January 31, 2005, IRET owned 66 multi-family residential properties with 8,505 apartment units and 145 commercial properties, consisting of office, medical, industrial and retail properties, totaling 7.8 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

     All references to IRET or the Company refer to Investors Real Estate Trust and its consolidated subsidiaries.

NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. The Company’s fiscal year ends April 30th.

     The accompanying condensed consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 77.2% and 78.0%, respectively, as of January 31, 2005, and April 30, 2004, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

     The condensed consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations, with minority interests reflecting the minority partners’ share of ownership and income and expenses.

UNAUDITED INTERIM FINANCIAL STATEMENTS

     The interim condensed consolidated financial statements of IRET have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods have been included.

     The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 8-K dated January 21, 2005 for the fiscal year ended April 30, 2004, filed with the SEC.

RECLASSIFICATIONS

     Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

NOTE 3 • EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the three and nine months ended January 31, 2005 and 2004:

	Three Months		Nine Months
	Ended January 31		Ended January 31
	(in thousands, except per share data)
	2005	2004	2005	2004
NUMERATOR
Income from continuing operations	$1,437	$1,825	$6,419	$6,695
Discontinued operations	1,799	664	6,241	1,329

Net income	3,236	2,489	12,660	8,024
Dividends to preferred shareholders	(593)	0	(1,779)	0

Numerator for basic earnings per share – net income available to common shareholders	2,643	2,489	10,881	8,024
Minority interest portion of operating partnership income	1,092	699	3,854	2,353

Numerator for diluted earnings per share	$3,735	$3,188	$14,735	$10,377

DENOMINATOR
Denominator for basic earnings per share - weighted average shares	43,786	40,735	42,747	38,473
Effect of dilutive securities – convertible operating partnership units	13,023	11,583	12,540	11,093

Denominator for diluted earnings per share	56,809	52,318	55,287	49,566

BASIC
Earnings per common share from continuing operations	$.02	$.04	$.11	$.17
Earnings per common share from discontinued operations	.04	.02	.15	.04

NET INCOME PER COMMON SHARE	$.06	$.06	$.26	$.21

DILUTED
Earnings per common share from continuing operations	$.02	$.05	$.11	$.18
Earnings per common share from discontinued operations	.04	.01	.15	.03

NET INCOME PER COMMON SHARE	$.06	$.06	$.26	$.21

NOTE 4 • SHAREHOLDERS’ EQUITY

     On July 1, 2004, October 1, 2004 and January 27, 2005, we issued approximately 259,000 common shares, 280,000 common shares and 281,000 common shares, respectively, pursuant to our distribution reinvestment plan, for total value of $7.9 million. In addition, as of January 31, 2005, approximately 213,000 Units have been converted to common shares during fiscal year 2005, with a total value of $1.7 million included in shareholders’ equity. In November 2004, the Company concluded a “best efforts” offering of up to 1.5 million common shares at $10.15 per share. In this offering, 1.4 million common shares were sold, for gross proceeds to the Company of approximately $14.3 million, before payment of commissions of six percent per share to the broker-dealers selling the shares, and before payment of other expenses of the offering.

NOTE 5 • SEGMENT REPORTING

     IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment. Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the aggregation criteria under SFAS 131. Previously, IRET’s operating segments were aggregated and classified as multi-family residential and commercial properties, producing two reportable segments. Beginning with the first quarter of IRET’s current fiscal year, IRET is reporting its results in five segments: multi-family residential properties, and office, industrial (including miscellaneous commercial properties), retail, and medical (including assisted living facilities) properties.

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

     The revenues, profit (loss) and assets for these reportable segments are summarized as follows as of and for the three and nine-month periods ended January 31, 2005 and 2004, along with reconciliations to the consolidated financial statements:

Three Months Ended January 31, 2005

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$12,378	$6,269	$1,544	$3,566	$14,721	$38,478

Expenses
Mortgage interest	3,312	2,264	577	1,054	4,513	11,720
Depreciation/amortization related to real estate investments	3,147	1,320	380	692	2,784	8,323
Utilities and maintenance	2,296	674	88	333	3,331	6,722
Real estate taxes	1,784	332	214	470	1,707	4,507
Insurance	126	70	20	50	405	671
Property management	520	295	25	52	1,817	2,709

Total segment expense	11,185	4,955	1,304	2,651	14,557	34,652

Segment operating profit	$1,193	$1,314	$240	$915	$164	3,826

Reconciliation to consolidated operations
Interest discounts and fee revenue						151
Other interest expense						(86)
Depreciation – furniture and fixtures						(47)
Administrative, advisory and trustee fees						(1,175)
Operating expenses						(331)
Amortization						(318)

Income before minority interest and discontinued operations and gain on sale of other investments						$2,020

     Three Months Ended January 31, 2004

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$10,255	$3,969	$1,629	$3,026	$15,070	$33,949

Expenses
Mortgage interest	2,838	1,545	515	719	4,456	10,073
Depreciation/amortization related to real estate investments	1,792	769	310	493	2,620	5,984
Utilities and maintenance	1,958	607	90	264	2,933	5,852
Real estate taxes	1,568	362	198	465	1,715	4,308
Insurance	120	37	17	42	512	728
Property management	520	304	23	45	1,587	2,479

Total segment expense	8,796	3,624	1,153	2,028	13,823	29,424

Segment operating profit	$1,459	$345	$476	$998	$1,247	4,525

Reconciliation to consolidated operations:
Interest discounts and fee revenue						170
Other interest expense						(783)
Depreciation – furniture and fixtures						(40)
Administrative, advisory and trustee fees						(770)
Operating expenses						(291)
Amortization						(245)

Income before minority interest and discontinued operations and gain on sale of other investments						$2,566

     Nine Months Ended January 31, 2005

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$35,873	$18,644	$4,768	$11,613	$44,973	$115,871

Expenses
Mortgage interest	9,332	6,475	1,730	3,047	13,710	34,294
Depreciation/amortization related to real estate investments	8,812	3,895	1,136	2,080	8,228	24,151
Utilities and maintenance	6,901	2,090	210	1,030	9,859	20,090
Real estate taxes	5,250	1,259	671	1,431	5,032	13,643
Insurance	371	199	62	150	1,219	2,001
Property management	1,545	938	72	196	5,470	8,221

Total segment expense	32,211	14,856	3,881	7,934	43,518	102,400

Segment operating profit	$3,662	$3,788	$887	$3,679	$1,455	13,471

Reconciliation to consolidated operations:
Interest discounts and fee revenue						596
Other interest expense						(588)
Depreciation – furniture and fixtures						(136)
Administrative, advisory and trustee fees						(2,872)
Operating expenses						(892)
Amortization						(905)

Income before minority interest and discontinued operations and gain on sale of other investments						$8,674

     Nine Months Ended January 31, 2004

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Real Estate Revenue	$27,730	$11,838	$5,021	$8,807	$44,055	$97,451

Expenses
Mortgage interest	7,981	4,359	1,564	2,447	12,937	29,288
Depreciation/amortization related to real estate investments	4,516	2,172	931	1,424	7,639	16,682
Utilities and maintenance	5,349	1,632	165	733	8,556	16,435
Real estate taxes	4,159	1,054	569	1,439	4,980	12,201
Insurance	320	102	49	119	1,488	2,078
Property management	1,268	907	73	70	4,587	6,905

Total segment expense	23,593	10,226	3,351	6,232	40,187	83,589

Segment operating profit	$4,137	$1,612	$1,670	$2,575	$3,868	13,862

Reconciliation to consolidated operations:
Interest discounts and fee revenue						464
Other interest expense						(1,280)
Depreciation – furniture and fixtures						(117)
Administrative, advisory and trustee fees						(2,059)
Operating expenses						(854)
Amortization						(622)

Income before minority interest and discontinued operations and gain on sale of other investments						$9,394

     Segment Assets and Accumulated Depreciation

     January 31, 2005

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Segment assets
Property owned	$347,064	$209,641	$58,677	$122,466	$434,222	$1,172,070
Less accumulated depreciation/ amortization	(25,684)	(11,895)	(5,004)	(9,716)	(65,093)	(117,392)

Total property owned	$321,380	$197,746	$53,673	$112,750	$369,129	$1,054,678

     April 30, 2004

	(in thousands)
	Commercial-	Commercial-	Commercial-	Commercial-	Multi-Family
	Office	Medical	Industrial	Retail	Residential	Total
Segment assets
Property owned	$301,401	$171,180	$58,573	$123,108	$446,172	$1,100,434
Less accumulated depreciation/ amortization	(17,307)	(9,135)	(3,860)	(8,338)	(61,610)	(100,250)

Total property owned	$284,094	$162,045	$54,713	$114,770	$384,562	$1,000,184

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

     Purchase Options. The Company has granted options to purchase certain Company properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of January 31, 2005, the total property cost of the 14 properties subject to purchase options was approximately $74.7 million, and the gross rental revenue from these properties was approximately $1.9 million for the three months ended January 31, 2005.

     During the quarter ended January 31, 2005, the tenant in four of IRET’s Edgewood Vista assisted living facilities exercised the purchase options contained in the leases for these properties. The sales of three of these properties under option, Edgewood Vista facilities located in Belgrade, Montana, Columbus, Nebraska and Grand Island, Nebraska, closed in December 2004. See Note 8, Acquisitions and Dispositions, for further information on these sales. The sale of the fourth Edgewood Vista facility, located in East Grand Forks, Minnesota, is pending.

     Real Estate Expansions and Development. The Company has certain funding commitments under contracts for property development and expansion projects. As of January 31, 2005, IRET’s funding commitments included the following:

     Grand Forks Apartment Construction. The Company is obligated under a construction contract and an excavating contract for the construction of a multi-family residential property in Grand Forks, ND. The Company is obligated to pay approximately $7.5 million under the construction contract, subject to additions and deductions as provided in the contract, and approximately $340,000 under the excavating contract, for this development project. As of January 31, 2005, approximately $6.9 million and $305,000 have been paid under the construction contract and the excavating contract, respectively.

     Lithia Springs, Georgia Expansion Project. The Company is obligated to pay up to $575,000 to construct expansion premises at its Lithia Springs, Georgia assisted living facility. As of January 31, 2005, the Company had paid approximately $311,000 of this obligation.

     Crosstown Circle Office Building, Eden Prairie, MN. The Company’s Crosstown Circle Office Building in Eden Prairie, Minnesota was acquired in October 2004 from Best Buy Company, which is leasing all but 7,500 square feet of the 185,000 square foot building under a master lease expiring September 30, 2010. Under the terms of the financing obtained by the Company for this building, the Company is obligated to fund a leasing reserve account in the event that a specified occupancy level is not met at the time the Best Buy master lease expires. The amount to be deposited in the leasing reserve account would be calculated by multiplying a specified amount per square foot by the difference between the specified occupancy level and the building’s actual occupied square feet. The maximum amount the Company would be required to deposit in such leasing reserve account is $4,625,000. Funds in the leasing reserve account would be released as leases for vacant space in the building are executed.

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

     Pending Acquisitions and Dispositions. As of January 31, 2005, the Company was a party to purchase agreements to acquire a residential apartment complex and a multi-tenant office property, for purchase prices totaling approximately $17.9 million. The Company was also a party to a contract to purchase a parcel of vacant land in Minot, North Dakota, for approximately $440,000. The Company completed the purchase of the apartment complex in March 2005; see Note 9, Subsequent Events, for more details of this transaction. The acquisitions of the office property and the parcel of vacant land are still pending. Also as of January 31, 2005, the Company was a party to contracts to sell an assisted living facility, a parcel of vacant land, and two multi-family residential properties, for sale prices totaling approximately $2.6 million and an estimated gain on sale of approximately $1.2 million. In February, 2005, the Company signed a purchase agreement to acquire a multi-tenant office property located in the Minneapolis, Minnesota metropolitan area, for a purchase price of approximately $20.3 million. The Company expects to complete these pending transactions over the next several months; however, the purchase or sale of each of these properties is subject to the satisfaction of various closing conditions, and there can be no assurance that any or all of these pending transactions will be consummated.

NOTE 7 • DISCONTINUED OPERATIONS

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of January 31, 2005 or 2004. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three and nine months ended January 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	January 31		January 31
	(in thousands)
	2005	2004	2005	2004
REVENUE
Real Estate Rentals	$179	$1,465	$2,140	$4,568
Tenant Reimbursements	(1)	127	225	385

Total Revenue	178	1,592	2,365	4,953

	Three Months Ended		Nine Months Ended
	January 31		January 31
	(in thousands)
	2005	2004	2005	2004
OPERATING EXPENSE
Interest	37	426	637	1,272
Depreciation/amortization	23	280	392	859
Utilities and maintenance	51	242	422	796
Real estate taxes	16	128	196	399
Insurance	4	27	36	83
Property management expenses	13	141	201	442
Administrative expense	0	2	0	3
Operating expense	0	1	1	2
Amortization	0	7	11	35
Loss on impairment of real estate	0	0	571	0

Total operating expense	144	1,254	2,467	3,891

Operating income (loss)	34	338	(102)	1,062
Non-operating income	0	1	1	5

Income (loss) before minority interest and gain on sale	34	339	(101)	1,067
Minority interest	(534)	(74)	(1,829)	(240)
Gain on sale of discontinued operations	2,299	399	8,171	502

Discontinued operations, net	$1,799	$664	$6,241	$1,329

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

     During the three months ended January 31, 2005, IRET acquired one apartment complex, one office property and a single-tenant retail property, and completed construction on two apartment buildings. During the quarter, IRET sold three medical properties (assisted living facilities), one multi-family residential property and one single-tenant retail property, as follows:

Acquisitions and Dispositions During Three Months Ended January 31, 2005:
Acquisitions

(in thousands)
Acquisition Cost
Multi-Family Residential
54-Unit Southbrook Court and Mariposa Lane Townhomes – Topeka, KS	$5,500
36-Unit Legacy 6 – Grand Forks, ND	2,607

Commercial Property – Office
81,173 sq. ft. Highlands Ranch II Office Building – Highlands Ranch, CO	$12,800

Commercial Property – Retail
4,000 sq. ft. single tenant retail building (former Payless building) – Fargo, ND	$375

Total Property Acquisitions	$21,282

Dispositions

	(in thousands)
		Book Value and
	Sales Price	Sales Cost	Gain/Loss
Multi-Family Residential
192-unit Century Apartments – Williston, ND	$4,600	$2,658	$1,941

Commercial Property – Medical (assisted living facilities)
5,100 sq. ft. Edgewood Vista – Belgrade, MT	509	433	76
5,100 sq. ft. Edgewood Vista – Columbus, NE	509	435	74
5,100 sq. ft. Edgewood Vista – Grand Island, NE	509	434	75

Commercial Property — Retail
4,800 sq. ft. single tenant retail building (former Tom Thumb store) – Ham Lake, MN	650	518	132

Total Property Dispositions	$6,777	$4,478	$2,298

     During the nine months ended January 31, 2005, IRET has acquired and disposed of the following properties:

Acquisitions and Dispositions During Nine Months Ended January 31, 2005:
Acquisitions

(in thousands)
Acquisition Cost
Commercial Property – Medical
52,300 sq. ft. Nebraska Orthopedic Hospital Expansion Project – Omaha, NE	$20,597
45,081 sq. ft. Pavilion I Clinic—Duluth, MN	10,900
60, 294 sq. ft. High Pointe Health Campus Phase I (East Metro Medical Building) – Lake Elmo, MN	13,050

44,547
Commercial Property – Industrial (miscellaneous commercial property)
46,720 sq. ft. Sleep Inn Hotel – Brooklyn Park, MN	2,750

2,750

Commercial Property – Office
26,186 sq. ft. Plymouth I Office Building – Plymouth, MN	1,864
26,186 sq. ft. Plymouth II Office Building – Plymouth, MN	1,748
26,186 sq. ft. Plymouth III Office Building – Plymouth, MN	2,214
79,377 sq. ft. Northgate I Office Building –Maple Grove, MN	8,175
185,000 sq. ft. Crosstown Circle Office Building – Eden Prairie, MN	22,000
81,173 sq. ft. Highlands Ranch II Office Building – Highlands Ranch, CO	12,800

48,801

Commercial Property — Retail

(in thousands)
Acquisition Cost
4,000 sq. ft. single tenant retail building (former Payless building) – Fargo, ND	375

375

Multi-Family Residential
54 unit- Southbrook Court and Mariposa Lane Townhomes – Topeka, KS	5,500
36-Unit Legacy 5 – Grand Forks, ND	2,738
36-Unit Legacy 6 – Grand Forks, ND	2,607

10,845
Total Property Acquisitions	$107,318

Dispositions

	(in thousands)
		Book Value
	Sales Price	and Sales Cost	Gain/Loss
Multi-Family Residential
204-unit Ivy Club Apartments – Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums – Beulah, ND	96	96	0
36-unit Parkway Apartments – Beulah, ND	159	159	0
18-Unit Dakota Arms Apartments – Minot, ND	825	566	259
100-Unit Van Mall Woods Apartments – Vancouver, WA	6,900	5,625	1,275
192-unit Century Apartments – Williston, ND	4,600	2,658	1,941
Commercial – Retail
30,000 sq. ft. Barnes & Noble Store – Fargo, ND	4,590	2,916	1,674
18,040 sq. ft. Petco Store – Fargo, ND	2,160	1,209	951
4,800 sq. ft. single tenant retail building (former Tom Thumb store) – Ham Lake, MN	650	518	132
Commercial – Medical (assisted living facility)
97,821 sq. ft. Edgewood Vista – Minot, ND	7,210	5,676	1,534
5,100 sq. ft. Edgewood Vista – Belgrade, MT	509	433	76
5,100 sq. ft. Edgewood Vista – Columbus, NE	509	435	74
5,100 sq. ft. Edgewood Vista – Grand Island, NE	509	434	75
Commercial – Office
62,585 sq. ft. Flying Cloud Building – Eden Prairie, MN	5,750	5,750	0
Vacant Land
205,347 sq. ft. parcel of vacant land – Libby, MT	151	151	0

Total Property Dispositions	$46,868	$38,696	$8,171

NOTE 9 • SUBSEQUENT EVENTS

     Acquisition. Subsequent to the end of the third quarter of its fiscal year 2005, the Company closed on the following acquisition:

     Olympik Village Apartments: On March 1, 2005, the Company closed on the purchase of the 140-unit Olympik Village Apartment complex in Rochester, Minnesota. The Company paid approximately $7.1 million for this property, excluding transaction costs, of which $5.6 million was paid in cash, with the remainder of the purchase price paid through the issuance to the sellers of UPREIT Units valued at $10.00 per Unit.

     Common and Preferred Share Distributions. On February 16, 2005, the Company’s Board of Trustees declared a regular quarterly distribution of 16.20 cents per share on the Company’s common shares and Units, payable April 1, 2005, to common shareholders and Unitholders of record on March 18, 2005. The Company’s Board of Trustees also declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable March 31, 2005, to preferred shareholders of record on March 15, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2004, which are included in the Company’s Form 8-K dated January 21, 2005 filed with the Securities and Exchange Commission.

     Forward Looking Statements. Certain matters included in this discussion are forward looking statements within the meaning of the federal securities laws. Although we believe that the expectations reflected in the following statements are based on reasonable assumptions, we can give no assurance that the expectations expressed will actually be achieved. Many factors may cause actual results to differ materially from our current expectations, including general economic conditions, local real estate conditions, the general level of interest rates and the availability of financing and various other economic risks inherent in the business of owning and operating investment real estate.

     Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2005, our real estate portfolio consisted of 66 multi-family residential properties containing 8,505 apartment units and having a total carrying amount (net of accumulated depreciation) of $369 million, and 145 commercial properties containing approximately 7.8 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $686 million. Our commercial properties consist of:

•	48 office properties containing approximately 3.3 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $321 million;

•	11 industrial properties (including miscellaneous commercial properties) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated deprecation) of $54 million;

•	60 retail properties containing approximately 1.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $113 million; and

•	26 medical properties (including assisted living facilities) containing approximately 1.1 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $198 million.

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

     Critical Accounting Policies. In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during fiscal year 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

     There are no accounting standards or interpretations that have been issued, but which have not yet been adopted, that we believe will have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

     Throughout this section, we have provided certain information on a “stabilized property” basis. Information provided on a stabilized property basis is provided only for those properties owned for the entirety of both periods being compared, and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold, and properties under development during the periods being compared, are excluded from our stabilized property analysis. Results presented on a stabilized property basis are not determined in accordance with GAAP; see the section of this report entitled “Results on a ‘Stabilized Property’ Basis” beginning on page 24 for a statement of the reasons management believes that presenting certain information on a stabilized property basis is useful to investors.

REVENUES

     Total IRET revenues for the third quarter of fiscal year 2005 were $38.4 million, compared to $33.9 million received in the third quarter of the prior fiscal year. This is an increase of $4.5 million or 13.6%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal year 2005, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue	Increase in Total Revenue
	Three Months ended	Nine Months ended
	January 31, 2005	January 31, 2005
Rent from 28 properties acquired in Fiscal 2004 in excess of that received in 2004 from the same 28 properties	$2,193	$13,846
Rent from 14 properties acquired in Fiscal 2005	2,881	5,870
Increase in rental receipts and accruals on existing properties due to changes in scheduled rent and lease renewals/termination	(545)	(1,296)

Net increase in total revenue	$4,529	$18,420

SEGMENT EXPENSES AND OPERATING PROFIT

     The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the three and nine months ended January 31, 2005, as compared to the three and nine months ended January 31, 2004. For a reconciliation of segment revenues, profit (loss) and assets to the consolidated financial statements, see Note 5 of the Notes to Consolidated Financial Statements beginning on page 9 of this report.

Three Months Ended January 31

	(in thousands)
	2005	2004	Change	%
Commercial-Office
Real estate revenue	$12,378	$10,255	$2,123	20.7%

Expenses
Mortgage interest	3,312	2,838	474	16.7%
Depreciation and amortization	3,147	1,792	1,355	75.6%
Utilities and maintenance	2,296	1,958	338	17.3%
Real estate taxes	1,784	1,568	216	13.8%
Insurance	126	120	6	5.0%
Property management	520	520	0	0.0%

Total segment expense	11,185	8,796	2,389	27.2%

Segment operating profit	$1,193	$1,459	$(266)	(18.2%)

	(in thousands)
	2005	2004	Change	%
Commercial-Medical
Real estate revenue	$6,269	$3,969	$2,300	57.9%

Expenses
Mortgage interest	2,264	1,545	719	46.5%
Depreciation and amortization	1,320	769	551	71.7%
Utilities and maintenance	674	607	67	11.0%
Real estate taxes	332	362	(30)	(8.3%)
Insurance	70	37	33	89.2%
Property management	295	304	(9)	(3.0%)

Total segment expense	4,955	3,624	1,331	36.7%

Segment operating profit	$1,314	$345	$969	280.9%

	(in thousands)
	2005	2004	Change	%
Commercial-Industrial
Real estate revenue	$1,544	$1,629	$(85)	(5.2%)

Expenses
Mortgage interest	577	515	62	12.0%
Depreciation and amortization	380	310	70	22.6%
Utilities and maintenance	88	90	(2)	(2.2%)
Real estate taxes	214	198	16	8.1%
Insurance	20	17	3	17.6%
Property management	25	23	2	8.7%

Total segment expense	1,304	1,153	151	13.1%

Segment operating profit	$240	$476	$(236)	(49.6%)

	(in thousands)
	2005	2004	Change	%
Commercial-Retail
Real estate revenue	$3,566	$3,026	$540	17.8%

Expenses
Mortgage interest	1,054	719	335	46.6%
Depreciation and amortization	692	493	199	40.4%
Utilities and maintenance	333	264	69	26.1%
Real estate taxes	470	465	5	1.1%
Insurance	50	42	8	19.0%
Property management	52	45	7	15.6%

Total segment expense	2,651	2,028	623	30.7%

Segment operating profit	$915	$998	$(83)	(8.3%)

	(in thousands)
	2005	2004	Change	%
Multi-Family Residential
Real estate revenue	$14,721	$15,070	$(349)	(2.3%)

Expenses
Mortgage interest	4,513	4,456	57	1.3%
Depreciation and amortization	2,784	2,620	164	6.3%
Utilities and maintenance	3,331	2,933	398	13.6%
Real estate taxes	1,707	1,715	(8)	(0.5%)
Insurance	405	512	(107)	(20.9%)
Property management	1,817	1,587	230	14.5%

Total segment expense	14,557	13,823	734	5.3%

Segment operating profit	$164	$1,247	$(1,083)	(86.8%)

Nine Months Ended January 31

	(in thousands)
	2005	2004	Change	%
Commercial-Office
Real estate revenue	$35,873	$27,730	$8,143	29.4%

Expenses
Mortgage interest	9,332	7,981	1,351	16.9%
Depreciation and amortization	8,812	4,516	4,296	95.1%
Utilities and maintenance	6,901	5,349	1,552	29.0%
Real estate taxes	5,250	4,159	1,091	26.2%
Insurance	371	320	51	15.9%
Property management	1,545	1,268	277	21.8%

Total segment expense	32,211	23,593	8,618	36.5%

Segment operating profit	$3,662	$4,137	$(475)	(11.5%)

	(in thousands)
	2005	2004	Change	%
Commercial-Medical
Real estate revenue	$18,644	$11,838	$6,806	57.5%

Expenses
Mortgage interest	6,475	4,359	2,116	48.5%
Depreciation and amortization	3,895	2,172	1,723	79.3%
Utilities and maintenance	2,090	1,632	458	28.1%
Real estate taxes	1,259	1,054	205	19.4%
Insurance	199	102	97	95.1%
Property management	938	907	31	3.4%

Total segment expense	14,856	10,226	4,630	45.3%

Segment operating profit	$3,788	$1,612	2,176	135.0%

	(in thousands)
	2005	2004	Change	%
Commercial-Industrial
Real estate revenue	$4,768	$5,021	$(253)	(5.0%)

Expenses
Mortgage interest	1,730	1,564	166	10.6%
Depreciation and amortization	1,136	931	205	22.0%
Utilities and maintenance	210	165	45	27.3%
Real estate taxes	671	569	102	17.9%
Insurance	62	49	13	26.5%
Property management	72	73	(1)	(1.4%)

Total segment expense	3,881	3,351	530	15.8%

Segment operating profit	$887	$1,670	$(783)	(46.9%)

	(in thousands)
	2005	2004	Change	%
Commercial-Retail
Real estate revenue	$11,613	$8,807	$2,806	31.9%

Expenses
Mortgage interest	3,047	2,447	600	24.5%
Depreciation and amortization	2,080	1,424	656	46.1%
Utilities and maintenance	1,030	733	297	40.5%
Real estate taxes	1,431	1,439	(8)	(0.6%)
Insurance	150	119	31	26.1%
Property management	196	70	126	180.0%

Total segment expense	7,934	6,232	1,702	27.3%

Segment operating profit	$3,679	$2,575	$1,104	42.9%

	(in thousands)
	2005	2004	Change	%
Multi-Family Residential
Real estate revenue	$44,973	$44,055	$918	2.1%

Expenses
Mortgage interest	13,710	12,937	773	6.0%
Depreciation and amortization	8,228	7,639	589	7.7%
Utilities and maintenance	9,859	8,556	1,303	15.2%
Real estate taxes	5,032	4,980	52	1.0%
Insurance	1,219	1,488	(269)	(18.1%)
Property management	5,470	4,587	883	19.3%

Total segment expense	43,518	40,187	3,331	8.3%

Segment operating profit	$1,455	$3,868	$(2,413)	(62.4%)

FACTORS IMPACTING NET INCOME:

     During the first three months and nine months of fiscal year 2005, the following factors were the most significant causes of the limited growth of our total revenue. These factors ultimately also negatively impacted our net income per share:

•	Economic Vacancy & Concessions. Our stabilized apartment vacancy decreased to 9.60% from 10.14% for the three months ended January 31, 2005 and 2004, respectively. Vacancy levels at our stabilized commercial properties increased to 11.46% from 8.32% for the three months ended January 31, 2005 and 2004, respectively. Our stabilized apartment vacancy decreased to 9.21% from 9.30% for the nine months ended January 31, 2005 and 2004, respectively. Vacancy levels at our stabilized commercial properties increased to 10.64% from 6.70% for the nine months ended January 31, 2005 and 2004, respectively.

While occupancy levels at our multi-family residential properties showed signs of improvement this quarter, our level of tenant concessions continues to increase, and results at our multi-family residential properties continue to be negatively influenced by the availability of low-interest mortgages to prospective home buyers. To maintain physical occupancy levels at our multi-family residential properties, we may offer tenant incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties. We estimate that rent concessions offered during the three and nine months ended January 31, 2005 lowered our operating revenues by approximately $0.8 million and $2.8 million, respectively, as compared to an estimated approximately $0.7 million and $2.0 million reduction in operating revenues attributable to rent concessions offered in the three and nine months ended January 31, 2004.

Our commercial vacancy levels are primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease. As we previously reported to our shareholders, despite some positive economic developments, we have yet to see a significant increase in demand for commercial space. Our expectation is that demand in IRET’s markets for both apartments and commercial space will continue to remain weak through the fourth quarter of fiscal year 2005. Additionally, we generally see a seasonal reduction in demand for both commercial space and apartments during winter. As a result, we do not expect our occupancy levels to improve significantly, or a reduction in the level of rent concessions offered, during our fiscal year 2005, which ends April 30, 2005.

•	Increased maintenance expense. The maintenance expense category increased by $356,000 or 10% for the three months ended January 31, 2005, and $2,123,000 or 21% for the nine months ended January 31, 2005, as compared to the corresponding periods in fiscal 2004. Of the increased maintenance costs for the three months ended January 31, 2005, $383,000 or 108% is attributable to the addition of new real estate acquired in fiscal 2005, while $27,000 or 8% is due to decreased costs for maintenance on existing real estate assets. Of the increased maintenance costs for the nine months ended January

31, 2005, $1,743,000 or 82% is attributable to the addition of new real estate acquired in fiscal 2005, while $380,000 or 18% is due to increased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•	Increased Utility Expense. The utility expense category increased by $514,000, or 22%, for the three months ended January 31, 2005, and by $1,532,000 or 25% for the nine months ended January 31, 2005, as compared to the corresponding periods of fiscal year 2004. Of the increased utility costs for the three months ended January 31, 2005, $209,000, or 41%, is attributable to the addition of new real estate, while $305,000, or 59%, is due to increased costs for utilities on existing real estate assets. Of the increased utility costs for the nine months ended January 31, 2005, $1,029,000 or 67% is attributable to the addition of new real estate, while $503,000, or 33% is due to increased costs for utilities on existing real estate assets. For the three and nine months ended January 31, 2005, no one property accounts for a significant portion of this increase, as we have seen a general increase for natural gas, water, sewer and garbage disposal in the communities where our properties are located.

•	Increased Administrative and Operating Expenses. Administrative and operating expenses increased by $451,000, or 43%, for the three months ended January 31, 2005, and by $870,000 or 31% for the nine months ended January 31, 2005, as compared to the corresponding periods of fiscal year 2004, primarily because of increased salary and other expense resulting from our hiring of additional employees. We added a total of 7 additional employees through the third quarter of fiscal year 2005. Additionally, in common with other public companies, we have experienced a significant increase in accounting fees and other costs, primarily as a result of certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), in particular the internal controls report and attestation requirements of Section 404 of Sarbanes-Oxley.

•	Increased Mortgage Interest Expense. Our mortgage debt increased $58.2 million, or 9%, to $691.3 million as of January 31, 2005, as compared to $633.1 million on April 30, 2004. Our mortgage interest expense increased by $1.6 million, or 16%, for the three months ended January 31, 2005 and by $5.0 million, or 17%, for the nine months ended January 31, 2005. Of the increased mortgage interest expense for the three months ended January 31, 2005, $1.7 million is attributable to the addition of new real estate. Of the increased mortgage interest expense for the nine months ended January 31, 2005, $5.3 million is attributable to the addition of new real estate, while mortgage interest expense on existing real estate assets declined by $0.3 million. Our overall weighted average interest rate on all outstanding mortgage debt is 6.09% as of January 31, 2005.

•	Increased Amortization Expense. In accordance with SFAS No. 141, “Business Combinations,” which establishes standards for valuing in-place leases in purchase

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

RESULTS ON A “STABILIZED PROPERTY” BASIS

     The following table presents results on a stabilized property basis for the three months and nine months ended January 31, 2005 and 2004, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties. Property Segment Operating Profit should not be considered as an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

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

	(in thousands)
	For the Three Months Ended January 31,
	2005	2004	% Change
Multi-family residential
Real Estate Revenue	$13,847	$13,713	1.0%
Expenses:
Utilities & maintenance	3,014	2,690	12.0%
Property management	1,614	1,422	13.5%
Real estate taxes	1,580	1,608	(1.7%)
Insurance	373	472	(21.0%)
Depreciation and amortization	2,516	2,432	3.5%
Mortgage interest	4,125	4,168	(1.0%)

Total expenses	13,222	12,792	3.4%

Property segment operating profit	$625	$921	(32.1%)

Commercial – office
Real estate revenue	$8,225	$8,486	(3.1%)
Expenses:
Utilities & maintenance	1,606	1,686	(4.7%)

	(in thousands)
	For the Three Months Ended January 31,
	2005	2004	% Change
Property management	358	452	(20.8%)
Real estate taxes	1,295	1,304	(0.7%)
Insurance	90	102	(11.8%)
Depreciation and amortization	1,420	1,390	2.2%
Mortgage interest	2,403	2,496	(3.7%)

Total expenses	7,172	7,430	(3.5%)

Property segment operating profit	$1,053	$1,056	(0.3%)

Commercial – medical
Real estate revenue	$3,670	$3,795	(3.3%)
Expenses:
Utilities & maintenance	495	490	1.0%
Property management	174	231	(24.7%)
Real estate taxes	362	346	4.6%
Insurance	35	34	2.9%
Depreciation and amortization	677	670	1.0%
Mortgage interest	1,282	1,392	(7.9%)

Total expenses	3,025	3,163	(4.4%)

Property segment operating profit	$645	$632	2.1%

	(in thousands)
	For the Three Months Ended January 31,
	2005	2004	% Change
Commercial – Industrial
Real Estate Revenue	$1,426	$1,629	(12.5%)
Expenses:
Utilities & maintenance	86	90	(4.4%)
Property management	22	23	(4.3%)
Real estate taxes	192	198	(3.0%)
Insurance	18	17	5.9%
Depreciation and amortization	313	310	1.0%
Mortgage interest	538	515	4.5%

Total expenses	1,169	1,153	1.4%

Property Segment Operating Profit	$257	$476	(46.0%)

Commercial – Retail
Real Estate Revenue	$2,702	$2,792	(3.2%)
Expenses:
Utilities & maintenance	250	217	15.2%
Property management	10	12	(16.7%)
Real estate taxes	403	449	(10.2%)
Insurance	34	36	(5.6%)
Depreciation and amortization	480	471	1.9%
Mortgage interest	842	719	17.1%

	(in thousands)
	For the Three Months Ended January 31,
	2005	2004	% Change
Total expenses	2,019	1,904	6.0%

Property segment operating profit	$683	$888	(23.1%)

Total Stabilized Segment Operating Profit	$3,263	$3,973	(17.9%)
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	8,608	3,534
Expenses – Non-Stabilized
Utilities & Maintenance	1,271	679
Property Management	531	339
Real Estate Taxes	675	403
Insurance	121	67
Depreciation and Amortization	2,917	711
Mortgage Interest	2,530	783

Total Segment Operating Profit	$3,826	$4,525

	(in thousands)
	For the Three Months Ended January 31,
	2005	2004	% Change
Multi-family residential
Real Estate Revenue	$41,443	$41,688	(0.6%)
Expenses:
Utilities & maintenance	8,883	8,120	9.4%
Property management	4,835	4,307	12.3%
Real estate taxes	4,688	4,780	(1.9%)
Insurance	1,117	1,413	(20.9%)
Depreciation and amortization	7,492	7,242	3.5%
Mortgage interest	12,540	12,360	1.5%

Total expenses	39,555	38,222	3.5%

Property segment operating profit	$1,888	$3,466	(45.5%)

Commercial – office
Real estate revenue	$25,204	$25,820	(2.4%)
Expenses:
Utilities & maintenance	4,974	5,065	(1.8%)
Property management	1,131	1,193	(5.2%)
Real estate taxes	3,891	3,872	0.5%
Insurance	263	299	(12.0%)
Depreciation and amortization	4,202	4,093	2.7%
Mortgage interest	7,310	7,640	(4.3%)

Total expenses	21,771	22,162	(1.8%)

Property segment operating profit	$3,433	$3,658	(6.2%)

Commercial – medical
Real estate revenue	$11,292	$11,664	(3.2%)

	(in thousands)
	For the Three Months Ended January 31,
	2005	2004	% Change
Expenses:
Utilities & maintenance	1,601	1,515	5.7%
Property management	589	798	(26.2%)
Real estate taxes	1,088	1,036	5.0%
Insurance	106	97	9.3%
Depreciation and amortization	2,046	2,072	(1.3%)
Mortgage interest	3,967	4,207	(5.7%)

Total expenses	9,397	9,725	(3.4%)

Property segment operating profit	$1,895	$1,939	(2.3%)

	(in thousands)
	For the Three Months Ended January 31,
	2005	2004	% Change
Commercial – Industrial
Real Estate Revenue	$4,400	$5,021	(12.4%)
Expenses:
Utilities & maintenance	202	165	22.4%
Property management	63	73	(13.7%)
Real estate taxes	606	569	6.5%
Insurance	55	49	12.2%
Depreciation and amortization	936	931	0.5%
Mortgage interest	1,636	1,564	4.6%

Total expenses	3,498	3,351	4.4%

Property Segment Operating Profit	$902	$1,670	(46.0%)

Commercial – Retail
Real Estate Revenue	$9,104	$8,548	6.5%
Expenses:
Utilities & maintenance	771	683	12.9%
Property management	36	38	(5.3%)
Real estate taxes	1,202	1,423	(15.5%)
Insurance	103	113	(8.8%)
Depreciation and amortization	1,426	1,394	2.3%
Mortgage interest	2,512	2,448	2.6%

Total expenses	6,050	6,099	(0.8%)

Property segment operating profit	$3,054	$2,449	24.7%

Total Stabilized Segment Operating Profit	$11,172	$13,182	(15.2%)
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	24,428	4,710
Expenses – Non-Stabilized
Utilities & Maintenance	3,659	887
Property Management	1,567	496
Real Estate Taxes	2,168	521
Insurance	357	107
Depreciation and Amortization	8,049	950
Mortgage Interest	6,329	1,069

Total Segment Operating Profit	$13,471	$13,862

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

     Economic occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented. The following tables compare economic occupancy rates on a “stabilized property” basis for the three and nine months ended January 31, 2005 and 2004:

Three Months Ended January 31:

	(in thousands)
	2005	2004	Change
Commercial-Office	88.07%	91.99%	(3.92%)
Commercial-Medical	91.78%	92.79%	(1.01%)
Commercial-Industrial	84.10%	92.74%	(8.64%)
Commercial-Retail	88.63%	88.94%	(0.31%)
Multi-Family Residential	90.40%	89.86%	0.54%

Nine Months Ended January 31:

	(in thousands)
	2005	2004	Change
Commercial-Office	89.56%	92.63%	(3.07%)
Commercial-Medical	92.01%	94.40%	(2.39%)
Commercial-Industrial	85.33%	94.66%	(9.33%)
Commercial-Retail	88.26%	92.85%	(4.59%)
Multi-Family Residential	90.79%	90.70%	0.09%

CREDIT RISK

     The following table lists our top ten commercial tenants on January 31, 2005, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the third quarter of fiscal year 2005.

		% of Total Rental
		Income from
Lessee	Monthly Rent	Commercial Properties
St. Lukes	$342,000	5.38%
Edgewood Living Communities, Inc.	263,000	4.13%
Best Buy	207,000	3.25%
Healtheast – Woodbury & Maplewood	169,000	2.66%
Allina Health	156,000	2.46%
Microsoft Great Plains	156,000	2.46%
Northland Insurance Company	147,000	2.31%
Nebraska Orthopaedic Hospital	141,000	2.22%
Smurfit – Stone Container Corp.	131,000	2.06%
Wilson’s the Leather Experts, Inc.	119,000	1.87%
All Others	4,527,000	71.20%

Total Monthly Rent as of January 31, 2005	$6,358,000	100.00%

PROPERTY ACQUISITIONS AND DISPOSITIONS

     During the nine months ended January 31, 2005, IRET acquired and disposed of the following properties:

Acquisitions and Dispositions During Nine Months Ended January 31, 2005:

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property – Medical
52,300 sq. ft. Nebraska Orthopedic Hospital Expansion Project – Omaha, NE	$20,597
45,081 sq. ft. Pavilion I Clinic—Duluth, MN	10,900
60, 294 sq. ft. High Pointe Health Campus Phase I (East Metro Medical Building) – Lake Elmo, MN	13,050

44,547

Commercial Property – Industrial (miscellaneous commercial property)
46,720 sq. ft. Sleep Inn Hotel – Brooklyn Park, MN	2,750

2,750

Commercial Property – Office
26,186 sq. ft. Plymouth I Office Building – Plymouth, MN	1,864
26,186 sq. ft. Plymouth II Office Building – Plymouth, MN	1,748
26,186 sq. ft. Plymouth III Office Building – Plymouth, MN	2,214
79,377 sq. ft. Northgate I Office Building –Maple Grove, MN	8,175
185,000 sq. ft. Crosstown Circle Office Building – Eden Prairie, MN	22,000
81,173 sq. ft. Highlands Ranch II Office Building – Highlands Ranch, CO	12,800

48,801

(in thousands)
Acquisition Cost
Commercial Property — Retail
4,000 sq. ft. single tenant retail building (former Payless building) – Fargo, ND	375

375

Multi-Family Residential
54 unit- Southbrook Court and Mariposa Lane Townhomes – Topeka, KS	5,500
36-Unit Legacy 5 – Grand Forks, ND	2,738
36-Unit Legacy 6 – Grand Forks, ND	2,607

10,845
Total Property Acquisitions	$107,318

Dispositions

	(in thousands)
		Book Value
	Sales Price	and Sales Cost	Gain/Loss
Multi-Family Residential
204-unit Ivy Club Apartments – Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums – Beulah, ND	96	96	0
36-unit Parkway Apartments – Beulah, ND	159	159	0
18-Unit Dakota Arms Apartments – Minot, ND	825	566	259
100-Unit Van Mall Woods Apartments – Vancouver, WA	6,900	5,625	1,275
192-unit Century Apartments – Williston, ND	4,600	2,658	1,941
Commercial – Retail
30,000 sq. ft. Barnes & Noble Store – Fargo, ND	4,590	2,916	1,674
18,040 sq. ft. Petco Store – Fargo, ND	2,160	1,209	951
4,800 sq. ft. single tenant retail building (former Tom Thumb store) – Ham Lake, MN	650	518	132
Commercial – Medical (assisted living facility)
97,821 sq. ft. Edgewood Vista – Minot, ND	7,210	5,676	1,534
5,100 sq. ft. Edgewood Vista – Belgrade, MT	509	433	76
5,100 sq. ft. Edgewood Vista – Columbus, NE	509	435	74
5,100 sq. ft. Edgewood Vista – Grand Island, NE	509	434	75
Commercial – Office
62,585 sq. ft. Flying Cloud Building – Eden Prairie, MN	5,750	5,750	0
Vacant Land
205,347 sq. ft. parcel of vacant land – Libby, MT	151	151	0

Total Property Dispositions	$46,868	$38,696	$8,171

FUNDS FROM OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2005 AND 2004

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

     IRET management considers that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, is useful to investors in providing an additional perspective on IRET’s operating results. Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time. However, real estate asset values have historically risen or fallen with market conditions. NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by GAAP may not reflect underlying economic realities. Additionally, the exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets, allows IRET management and investors better to identify the operating results of the long-term assets that form the core of IRET’s investments, and assists in comparing those operating results between periods. IRET management uses FFO to identify trends in occupancy rates, rental rates and operating costs. FFO is used by investors to compare IRET’s performance to that of other REITs.

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

     FFO applicable to common shares and Units for the three and nine months ended January 31, 2005 increased to $9.9 million and $31.4 million, respectively, compared to $9.1 million and $27.5 million for the comparable periods ended January 31, 2004, an increase of 9% and 14%, respectively.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended January
31,	2005			2004
						Per
		Weighted	Per		Weighted	Share
		Avg Shares	Share and		Avg Shares	and
	Amount	and Units(2)	Unit(3)	Amount	and Units(2)	Unit(3)
Net income	$3,236		$	$2,489		$
Less dividends to preferred shareholders	(593)			—

Net income available to common shareholders	2,643	43,786	.06	2,489	40,735	.06
Adjustments:
Minority interest in earnings of Unitholders	1,092	13,023		699	11,583
Depreciation and Amortization (1)	8,457			6,308
Gains on depreciable property sales	(2,302)			(412)

Funds from operations applicable to common shares and Units	$9,890	56,809	$.17	$9,084	52,318	$.17

(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Condensed Consolidated Statements of Operations, totaling $8,688 and $6,269, and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $23 and $285, less corporate-related depreciation and amortization on office equipment and other assets of $47 and $40 and less amortization of financing costs of $207 and $206, for the three months ended January 31, 2005 and 2004, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)	Net income is calculated on a per share basis. Funds from Operations is calculated on a per share and unit basis.

	(in thousands, except per share amounts)
Nine Months Ended January
31,	2005			2004
						Per
		Weighted	Per		Weighted	Share
		Avg Shares	Share and		Avg Shares	and
	Amount	and Units(2)	Unit(3)	Amount	and Units(2)	Unit(3)
Net income	$12,660		$	$8,024		$
Less dividends to preferred shareholders	1,779			—

Net income available to common shareholders	10,881	42,747	.26	8,024	38,473	.21
Adjustments:
Minority interest in earnings of Unitholders	3,854	12,540		2,354	11,093
Depreciation and Amortization (1)	24,821			17,678
Gains on depreciable property sales	(8,174)			(515)

Funds from operations applicable to common shares and Units	$31,382	55,287	$.57	$27,541	49,566	$.56

(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Condensed Consolidated Statements of Operations, totaling $25,192 and $17,421 and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $402 and $891, less corporate-related depreciation and amortization on office equipment and other assets of $136 and $117 and less amortization of financing costs of $646 and $517, for the nine months ended January 31, 2005 and 2004, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)	Net income is calculated on a per share basis. Funds from Operations is calculated on a per share and unit basis.

DISTRIBUTIONS

     The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2005 and 2004:

Date	Fiscal Year 2005	Fiscal Year 2004	Percent Change
July 1.1605		.1585	1.3%
October 1.1610		.1590	1.3%
January 27 & 26, respectively	.1615	.1595	1.3%

Total	$.4830	$.4770	1.3%

In addition, during the nine months ended January 31, 2005, the Company paid, on June 30, 2004, an initial distribution of 37.24 cents per share on the Company’s 1,150,000 preferred shares of beneficial interest (issued April 26, 2004), to preferred shareholders of record on June 15, 2004, and the Company paid, on each of September 30, 2004 and December 31, 2004, a distribution of 51.56 cents per share on such preferred shares, to preferred shareholders of record on, respectively, September 15, 2004 and December 15, 2004.

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

SOURCES AND USES OF CASH

     As of January 31, 2005, the Company had three unsecured lines of credit in the amounts of $10 million dollars, $10 million dollars, and $4.4 million dollars from (1) Bremer Bank, (2) First Western Bank and Trust, and (3) First International Bank and Trust, respectively. The Company had no outstanding balances under these lines of credit as of January 31, 2005. Borrowings under the lines of credit bear interest based on the following for each of the lines of credit described above (1) Bremer Financial Corporation Reference Rate, (2) highest New York Prime as published in the Wall Street Journal, and (3) highest New York Prime as published in the Wall Street Journal. Increases in interest rates will increase the Company’s interest expense on its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with First Western Bank and Bremer Bank expire September 1, 2005, and September 14, 2005, respectively. The Company’s line of credit with First International Bank and Trust expires on December 7, 2005.

     The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. In the third quarter of fiscal year 2005, 258,930 Units were issued in connection with property acquisitions, compared to 0 Units issued in connection with property acquisitions during the third quarter of fiscal year 2004.

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

     The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 258,661 common shares under its DRIP during the first quarter of fiscal year 2005, 279,795 common shares during the second quarter of fiscal year 2005, and 281,405 common shares during the third quarter of fiscal year 2005.

     Cash and cash equivalents on January 31, 2005 totaled $36.4 million, compared to $23.2 million on the same date in 2004. Net cash provided from operating activities increased to $33.2 million through nine months of fiscal year 2005 from $17.6 million through nine months of fiscal year 2004, due primarily to an increase in cash provided from the operations of new properties.

     Cash used for acquisitions increased by $14.9 million through nine months of fiscal year 2005, to $83.3 million from $68.4 million through nine months of fiscal year 2004. Cash and other proceeds received from other investing activities (including proceeds from the sale of property and principal payments on mortgage loans receivable) increased by $51.2 million through nine months of fiscal year 2005, to $50.2 million, from $(1) million through nine months of fiscal year 2004. Net cash used in investing activities decreased to $33.0 million through nine months of fiscal year 2005 from $69.3 million through nine months of fiscal year 2004.

     Net cash provided from financing activities decreased, to $4.6 million through nine months of fiscal year 2005 from $56.3 million through nine months of fiscal year 2004. Net cash provided from financing activities was higher through nine months of fiscal year 2004 due to offerings of common shares carried out by the Company during this period. Also through nine months of fiscal year 2005, the Company paid down mortgage loans due to refinancing activity and payoff of credit lines with permanent financing.

FINANCIAL CONDITION

     Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $691 million on January 31, 2005, due to new debt placed on new and existing properties, from $633 million on April 30, 2004. Ninety-five per cent of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of January 31, 2005, the weighted average rate of interest on the Company’s mortgage debt was 6.09%, compared to 7.17% on April 30, 2004.

     Mortgage Loans Receivable. Mortgage loans receivable decreased to $625,000 at January 31, 2005 from $4.9 million at April 30, 2004. This decrease resulted from repayment of a mortgage loan receivable in respect of the Company’s Nebraska Orthopedic property.

     Real Estate Owned. Real estate owned increased to $1,059.7 million at January 31, 2005 from $1,008.1 million at April 30, 2004. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Investment Certificates. The Company discontinued the issuance of investment certificates in April 2002. As of January 31, 2005, investment certificates outstanding totaled $5.1 million, compared to $7.1 million of such certificates outstanding on April 30, 2004. This decrease resulted from the redemption of maturing investment certificates during the nine months ended January 31, 2005.

     Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2005 were $36.4 million, compared to $31.7 million on April 30, 2004. The increase in cash on hand on January 31, 2005, as compared to April 30, 2004, was due primarily to the refinancing of mortgage debt.

     Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $2.4 million on January 31, 2005, and $2.3 million on April 30, 2004. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

     Operating Partnership Units. Outstanding units in the Operating Partnership increased to 13.1 million Units on January 31, 2005, compared to 11.8 million Units outstanding on April 30, 2004. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

     Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2005 totaled 44.4 million, compared to 41.7 million outstanding on April 30, 2004. This increase in common shares outstanding was primarily due to the issuance of approximately 1.4 million common shares in a best efforts offering that terminated in November 2004, and to the issuance of common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 259,000 common shares issued on July 1, 2004, approximately 280,000 common shares issued on October 1, 2004 and approximately 281,000 common shares issued on January 27, 2005, for total value of $7.9 million. Conversions of 213,000 UPREIT Units to common shares, for a total of $1.7 million in shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the nine months ended January 31, 2005. Preferred shares of beneficial interest outstanding on January 31, 2005 and April 30, 2004 totaled 1.15 million.

PENDING ACQUISITIONS AND DISPOSITIONS

     As of January 31, 2005, the Company was a party to purchase agreements to acquire a residential apartment complex and a multi-tenant office property, for purchase prices totaling approximately $17.9 million. The Company was also a party to a contract to purchase a parcel of vacant land in Minot, North Dakota, for approximately $440,000. The Company completed the purchase of the apartment complex in March 2005; see Note 9, Subsequent Events, for more details of this transaction. The acquisitions of the office property and the parcel of vacant land are still pending. Also as of January 31, 2005, the Company was a party to contracts to sell an assisted living facility, a parcel of vacant land, and two multi-family residential properties, for sale prices totaling approximately $2.6 million and an estimated gain on sale of approximately $1.2 million. In February, 2005, the Company signed a purchase agreement to acquire a multi-tenant office property located in the Minneapolis, Minnesota metropolitan area, for a purchase price of approximately $20.3 million. The Company expects to complete these pending transactions over the next several months; however, the purchase or sale of each of these properties is subject to the satisfaction of various closing conditions, and there can be no assurance that any or all of these pending transactions will be consummated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

     Variable interest rates. Even though our goal is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of our fixed rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of January 31, 2005, we had the following amounts of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	2005	2006	2007	2008	2009	Thereafter	Total
Fixed Rate	$4,314	$17,400	$18,718	$44,798	$42,917	$527,155	$655,302
Variable Rate	146	1,217	2,036	1,290	1,570	29,743	36,002

							$691,304	(1)

Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	2005	2006	2007	2008	2009	Thereafter	Total
Fixed Rate	$10,838	$42,804	$42,349	$41,105	$37,631	$172,022	$346,749
Variable Rate	397	1,550	1,473	1,362	1,157	4,011	9,950

							$356,699	(1)

Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)	The weighted average interest rate on our debt as of January 31, 2005, was 6.09%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $36.0 million of variable rate indebtedness would increase our annual interest expense by $360,000.

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

     Section 404 of the Sarbanes Oxley Act requires the Company to include an internal control report from management in its Annual Report on Form 10-K for its fiscal year ended April 30, 2005, and in subsequent Annual Reports. In preparation for providing this report, the Company has been carrying out a process to document and evaluate its internal controls over financial reporting since fiscal year 2004. In support of this process, the Company has dedicated internal resources, hired additional staff, engaged outside consultants and adopted a detailed work plan.

     While there were no changes in the Company’s internal controls during the most recent fiscal quarter that Management considers to have materially affected, or to be likely to materially affect, the Company’s internal control over financial reporting, the Company has, during the third quarter of fiscal year 2005, identified and initiated a number of measures to improve the operating effectiveness of its internal controls over financial reporting. In general, these measures included improved documentation, improved information technology system access controls, additional segregation of duties, additional required approvals for business and financial transactions, and documented reviews and approvals of work performed or procedures executed. The Company’s documentation, evaluation and testing of its internal controls to date have identified certain deficiencies and gaps in the documentation, design and operating effectiveness of internal controls that the Company has either remediated or is in the process of remediating. Such documentation and testing is continuing, and accordingly there is a risk that during the course of these efforts the Company may identify deficiencies that it may not be able to remediate in time to meet the April 30, 2005 deadline for compliance with the requirements of Section 404 of the Sarbanes Oxley Act. The Company likewise can provide no assurances as to management’s, or the Company’s independent registered public accounting firm’s, conclusions at April 30, 2005 with respect to the effectiveness of the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In the course of our operations, we become involved in litigation. At this time, we know of no pending or threatened proceedings that would have a material impact upon us.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the third quarter of fiscal year 2005, the Company issued an aggregate of 13,429 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3 is not applicable and has been omitted.

Item 4 is not applicable and has been omitted.

Item 5. Other Information

On November 17, 2004, the Compensation Committee of the Board of Trustees of the Company approved the annual base salaries, effective as of January 1, 2005, of the Company’s executive officers, after a review of performance, market data and salary information for executives of comparable companies. A table setting forth the annual base salary levels of the Company’s Named Executive Officers (which officers were determined by reference to the Company’s proxy statement, dated August 6, 2004) for calendar years 2005 and 2004, is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10	Base Salaries of Named Executive Officers for 2005 and 2004

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 11, 2005