Form 10-K
period 2005-04-30
INVESTORS REAL ESTATE TRUST
filed 2005-07-14
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2005

Commission File Number 000-14851

Investors Real Estate Trust
(Exact name of Registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
☑ Yes ☐ No

The aggregate market value of the registrant’s outstanding common shares of beneficial interest held by non-affiliates (i.e., by persons other than officers and trustees of the registrant as reflected in the table in Item 12 of this Form 10-K, incorporated by reference from the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders) was $405,548,619 based on the last reported sale price on the NASDAQ National Market on October 29, 2004.

The number of common shares of beneficial interest outstanding as of June 30, 2005, was 45,217,241.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2005 Annual Report

INVESTORS REAL ESTATE TRUST

 2005 Annual Report 2

Special Note Regarding Forward Looking Statements

Certain statements included in this Annual Report on Form 10-K and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long term growth; and other statements preceded by, followed by or otherwise including words such as “believe,” “expect,” “intend,” “project,” “plan,” “anticipate,” “potential,” “may,” “will,” “designed,” “estimate,” “should,” “continue” and other similar expressions. These statements indicate that we have used assumptions that are subject to a number of risks and uncertainties that could cause our actual results or performance to differ materially from those projected.

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

•   the level and volatility of prevailing market interest rates and the pricing of our common shares of beneficial interest;

•   financing risks, such as our inability to obtain debt or equity financing on favorable terms, or at all; and

•   compliance with applicable laws, including those concerning the environment and access by persons with disabilities.

Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in Item 1 of this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

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

2005 Annual Report 3

PART I

Item 1. Business

Overview

Investors Real Estate Trust is a self-advised equity Real Estate Investment Trust (“REIT”) organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations though our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial office, medical, industrial and retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the twelve months ended April 30, 2005, our real estate investments in these two states accounted for 73.2% of our total gross revenue. Our principal executive offices are located in Minot, North Dakota. We also have an office in Minneapolis, Minnesota.

We seek to diversify our investments among multi-family residential and office, medical, industrial and retail properties. As of April 30, 2005, our real estate portfolio consisted of:

•   65 multi-family residential properties, containing 8,610 apartment units and having a total carrying amount (net of accumulated depreciation) of $374.6 million;

•   50 office properties containing approximately 3.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $330.3 million;

•   25 medical properties (including assisted living facilities) containing approximately 1.1 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $192.5 million;

•   11 industrial properties (including miscellaneous commercial properties) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $53.0 million; and

•   60 retail properties containing approximately 1.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $110.9 million.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2005, no single tenant accounted for more than 5% of our total annual commercial segments rental revenues.

Except for certain commercial properties managed by our Minneapolis office, we generally contract with locally-based third-party professional management companies to handle the day-to-day management of our properties. These management activities include the negotiation of potential leases, the preparation of proposed operating budgets, the collection and remittance of lease or rental payments and the supervision of routine maintenance and capital improvements that have been authorized by us. All decisions relating to the purchase or sale of property, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and then implemented by the third-party management companies. Generally, our management contracts provide for compensation ranging from 1.0% to 5.5% of gross rent collections and, typically, we may terminate these contracts in 60 days or less, or upon the property manager’s failure to meet specified financial performance goals. We believe that the use of locally-based management companies allows us to enjoy the benefits of local knowledge of the applicable real estate market, while avoiding the cost and difficulty associated with maintaining management personnel in every city in which we operate.

2005 Annual Report 4

Structure

We were organized as a REIT under the laws of North Dakota on July 31, 1970.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted all of our daily business operations through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2005, IRET, Inc. owned a 77.5% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

Investment Strategy and Policies

Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We have increased our cash distributions every year since our inception 35 years ago and every quarter since 1988.

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

Our investment strategy is to invest in multi-family residential properties and office, medical, industrial and retail commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Georgia, Idaho, Iowa, Kansas, Michigan, Texas and Wisconsin.

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

Any policy, as it relates to investments in other securities, may be changed by a majority of the members of our Board of Trustees at any time without notice to or a vote of our shareholders.

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

2005 Annual Report 5

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

Any policy, as it relates to investments in real estate or interests in real estate may be changed by our Board of Trustees at any time without notice to or a vote of our shareholders.

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders. As of April 30, 2005, we had one junior mortgage with a principal balance net of allowance of $189,000. We do not currently plan to invest in any other junior mortgages.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Policies With Respect to Certain of Our Activities

Our current policies as they pertain to certain of our activities are described as follows:

Cash distributions to shareholders and holders of limited partnership units. We intend to continue our policy of making cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. We have increased our cash distributions every year since our inception 35 years ago and every quarter since 1988.

Issuing senior securities. As of April 30, 2005, we have issued and outstanding $4,635,721 in investment certificates, which were issued for a definite term and annual interest rate, and which will be redeemed as they mature. In the event of our dissolution, the investment certificates would be paid in preference to our common shares. IRET has discontinued the sale of investment certificates and outstanding certificates will be redeemed as they mature. Additionally, on April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2005, our ratio of total real estate mortgages to total real estate assets was 66.4% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 133.9%.

2005 Annual Report 6

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

	(in thousands)
	2005	2004	2003
Limited partnership units issued	1,996	2,006	894
Dollar value	$20,071	$19,851	$8,860

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

During fiscal year 2005, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders, upon request.

To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Our mortgage loan receivables as of April 30, 2005, totaled $0.6 million, and $4.9 million as of April 30, 2004.

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

Information about Segments

We currently operate in five reportable segments: multi-family residential properties, and office, medical (including assisted living facilities), industrial (including miscellaneous properties) and retail properties. For further information on these segments and other related information, see Note 12 of our consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

2005 Annual Report 7

Our Executive Officers

Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2005.

Name	Age	Title
Thomas A. Wentz, Sr.	69	President and Chief Executive Officer
Charles Wm. James	57	Senior Vice President
Timothy P. Mihalick	46	Senior Vice President and Chief Operating Officer
Thomas A. Wentz, Jr.	39	Senior Vice President
Diane K. Bryantt	41	Senior Vice President and Chief Financial Officer
Michael A. Bosh	34	Secretary and General Counsel

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

Charles Wm. James was appointed as a Senior Vice President in February 2003. Prior to becoming a Senior Vice President, from 1976 to February 2003, Mr. James served in several officer positions with companies unrelated to IRET, including the office of Vice President with the T.F. James Company, an Iowa corporation that was merged into IRET, Inc. in February 2003. Mr. James, who devotes three-quarters of his time to the Company, is currently also a managing member of Thomas F. James Properties, L.L.C., an Arkansas commercial development company; a partner of Peak Properties Development, a Montana commercial development partnership; a partner of James Family Properties, a Minnesota commercial development partnership; and a limited partner of Thomas F. James Realty Limited Partnership, L.L.L.P., a commercial property management company.

Timothy P. Mihalick joined us as a financial officer in May 1981, after graduating from Minot State University. He has served in various capacities with us over the years and was named Vice President in 1992. Mr. Mihalick has served as the Chief Operating Officer since 1997, as a Senior Vice President since 2002, and as a member of our Board of Trustees since 1999.

Thomas A. Wentz, Jr. is a graduate of Harvard College and the University of North Dakota School of Law, and joined us as General Counsel and Vice President in January 2000. He has served as a Senior Vice President since 2002 and as a member of our Board of Trustees since 1996. Prior to 2000, Mr. Wentz was a shareholder in the law firm of Pringle & Herigstad, P.C. from 1992 to 1999. Mr. Wentz is a member of the American Bar Association and the North Dakota Bar Association, and he is a Director of SRT Communications, Inc. Mr. Wentz is the son of Thomas A. Wentz, Sr.

Diane K. Bryantt is a graduate of Minot State University, joined us in June 1996, and served as our Controller and Corporate Secretary before being appointed to the positions of Senior Vice President and Chief Financial Officer in 2002. Prior to joining us, Ms. Bryantt was employed by First American Bank, Minot, North Dakota.

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

Employees

As of April 30, 2005, we had 42 employees.

Environmental Matters and Government Regulation

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third

2005 Annual Report 8

parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the current owner was responsible for, or even knew of, the presence of such substances. It is generally our policy to obtain from independent environmental consultants a “Phase I” environmental audit (which involves visual inspection but not soil or groundwater analysis) on all properties that we seek to acquire. We do not believe that any of our properties are subject to any material environmental contamination. However, no assurances can be given that:

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

Competition

Investing in and operating real estate is a very competitive business. We compete with other owners and developers of multi-family and commercial properties to attract tenants to our properties. Ownership of competing properties is diversified among other REITs, financial institutions, individuals and public and private companies who are actively engaged in this business. Our multi-family properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the areas in which our properties are located. Our commercial properties compete with other commercial properties for tenants. Additionally, we compete with other real estate investors, including other REITs, pension and investment funds, partnerships and investment companies, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price we pay in acquisitions. During the past year, we have continued to witness an unprecedented demand for quality investment real estate. This demand caused an escalation in price for all types of real estate. As a result, we were unable to purchase properties that will generate rates of return similar to those generated by properties we acquired in previous years. We expect that the levels of return to be achieved through our investment in existing and stabilized real estate will remain lower than in previous periods as long as interest rates remain at historically low levels. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe, however, that the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages that have in the past and will in the future allow us to operate our business successfully despite the competitive nature of our business.

Corporate Governance

The Company’s Board of Trustees has adopted various policies and initiatives to strengthen the Company’s corporate governance and increase the transparency of financial reporting.  Each of the committees of the Company’s Board of Trustees operates under written charters, and the Company’s independent trustees meet regularly in executive sessions at which only the independent trustees are present.  The Board of Trustees has also adopted a Code of Conduct applicable to trustees, officers and employees, and a Code of Ethics for Senior Financial Officers, and has established processes for shareholder communications with the Board of Trustees.

2005 Annual Report 9

Additionally, the Company’s Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by Company employees of concerns regarding accounting or auditing matters. The Audit Committee also maintains a policy requiring Audit Committee approval of all audit and non-audit services provided to the Company by the Company’s independent registered public accounting firm.

The Company will disclose any amendment to its Code of Ethics for Senior Financial officers on its website. In the event the Company waives compliance by any of its trustees or officers subject to the Code of Ethics or Code of Conduct, the Company will disclose such waiver in a Form 8-K filed within four business days.

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

RISK FACTORS

Risks Related to Our Properties and Business

Our increasing ownership of commercial properties subjects us to different risks than our traditional base of multi-family residential properties. Historically, the assets in our investment portfolio consisted predominantly of multi-family residential properties. More recently, our investment activities have caused this balance to shift so that the percentage of commercial properties held in our portfolio has increased significantly. Within the past 24 months, approximately 81.5% of our property acquisitions, on a total carrying amount basis, have been commercial properties, due to the greater availability of these properties on terms that meet our financial and strategic objectives. “Total carrying amount” is the amount we have invested in our properties (original investment plus improvements, if any) less accumulated depreciation.  Based on total carrying amount, commercial properties now comprise a majority of our real estate assets, with the majority of our commercial properties being located in the Minneapolis/St. Paul, Minnesota metropolitan area. Based on current market conditions, we anticipate that the percentage of commercial properties that we may acquire will continue to significantly exceed the number of multi-family residential properties that we may acquire during the next 12 months.

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

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2005, we

2005 Annual Report 10

received approximately 80.9% of our combined commercial segments gross revenue from commercial properties in Minnesota and approximately 6.4% of our combined commercial segments gross revenue from commercial properties in North Dakota. For that same period, we received approximately 21.6% of our multi-family residential gross revenue from multi-family residential properties in Minnesota and 28.9% of our multi-family gross revenue from multi-family properties in North Dakota. As of April 30, 2005, Minnesota accounted for approximately 79.6% of our combined commercial segments real estate portfolio and 24.2% of our multi-family residential real estate portfolio, each as determined by total carrying amount, while North Dakota accounted for approximately 5.1% of our combined commercial segments real estate portfolio and 24.6% of our multi-family residential real estate portfolio.

As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.

The economic climate in Minnesota is highly dependent on the service, manufacturing and high technology industries. The North Dakota economy is dependent on the agricultural, energy, government, business and personal services and wholesale and retail industries. Economic weakening, or lack of recovery from the recent weakness, in any of these industries may adversely affect the performance of our real estate portfolio by decreasing demand for rental space.

Increasing physical and economic vacancy rates and declining rental rates will negatively impact earnings. As of April 30, 2005, approximately 0.9 million square feet, or 11.5% of our total commercial property square footage, was vacant.  In addition, leases covering approximately 2.3% of our total combined commercial segments annualized base rents will expire during fiscal year 2006.  At April 30, 2005, the economic occupancy of our total commercial properties, on a stabilized property basis, was approximately 89.3%.  We define “economic occupancy” as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing occupied units or square footage at contract rates, and vacant units or square footage at market rates. “Stabilized properties” are those properties that we have owned for the entirety of the periods being compared, and include properties that were redeveloped or expanded during the periods being compared. Properties purchased or sold during the periods being compared are excluded from our stabilized property analysis. If we are unable to rent or sell those properties that are vacant or affected by expiring leases, properties producing approximately 2.3% of our total combined commercial segments annualized base rents will be vacant by April 30, 2006. Even greater vacancies will be created to the extent that a number of tenants, or any one significant tenant, file for bankruptcy protection and reject our leases. At April 30, 2005, the economic occupancy of our multi-family residential properties, on a stabilized property basis, was approximately 90.8%. Multi-family residential vacancies could increase from current levels due to general economic conditions, local economic or competitive conditions, the trend toward home ownership facilitated by low interest rates, unsatisfactory property management, and the physical condition of our properties or other factors. Increased vacancies in both our commercial and multi-family residential properties will negatively impact our earnings, will cause a decline in the value of our real estate portfolio and may adversely affect our ability to make distributions to the holders of our shares of beneficial interest.

Our multi-family residential property economic occupancy rate, on a stabilized property basis, was 90.8% for the twelve months ended April 30, 2005, compared to 90.6% for the twelve months ended April 30, 2004.  Commercial property economic occupancy rates, on a stabilized property basis, were 89.3% and 92.6% for the twelve months ended April 30, 2005 and 2004, respectively.  To maintain our physical occupancy levels, we may offer tenants incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties.  We estimate that rent concessions offered during the twelve months ended April 30, 2005, lowered our operating revenues by approximately $4.5 million, as compared to an estimated $2.9 million reduction in operating revenues attributable to rent concessions offered in the twelve months ended April 30, 2004.

Inability to manage our rapid growth effectively may adversely affect our operating results. Our total assets have increased from $885.7 million at April 30, 2003, to $1,151.2 million at April 30, 2005, principally through the acquisition of additional real estate properties. Subject to our continued ability to raise equity capital and issue limited partnership units of IRET Properties and identify suitable investment properties, we intend to continue our acquisition of real estate properties. Effective management of this level of growth will present challenges, including:

2005 Annual Report 11

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

An inability to continue to make accretive property acquisitions may adversely affect our ability to increase our operating income. From our fiscal year ended April 30, 2003, to our fiscal year ended April 30, 2005, our operating income decreased from $13.3 million to $9.7 million. Our basic and diluted net income per common share was $.30 as of April 30, 2005, compared to $.24 and $.38, respectively, as of April 30, 2004 and 2003. If we are unable to continue to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment or unavailability of capital, our ability to increase our operating income may be materially and adversely affected.

High leverage on our overall portfolio may result in losses. As of April 30, 2005, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 133.9%. As of April 30, 2004 and 2003, our percentage of total indebtedness to total Net Assets was approximately 136.8% and 145.3%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $886.3 million. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our board of trustees and disclosed to the holders of our shares of beneficial interest in the next quarterly report, along with justification for any excess.

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

2005 Annual Report 12

of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The principal balance of our indebtedness in mortgage loans secured by individual commercial and residential properties totaled $708.6 million as of April 30, 2005. Of the outstanding mortgages, both fixed and variable, $15.8 million in principal amount came due during fiscal year 2005, $18.9 million in principal amount will come due during fiscal year 2006, $21.2 million in principal amount will come due during fiscal year 2007, and the remaining balance will come due in later fiscal years.

The cost of our indebtedness may increase. We have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2005, $27.0 million, or approximately 3.8%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements. The interest rates on our variable rate mortgages range from approximately 4.5% to approximately 6.6%. An increase of one percent in our variable interest rate would collectively increase our interest payments by $270,000 annually. In addition, portions of our fixed-rate indebtedness incurred for historical property acquisitions will come due on a periodic basis. For example, in each of our fiscal years ended April 30, 2006, 2007 and 2008, approximately $17.7, $19.1 and $38.9 million, respectively, of our fixed-rate debt will come due. Accordingly, increases in interest rates will increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.

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

We have significant investments in medical properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty medical properties (including assisted living facilities) and may acquire more in the future. As of April 30, 2005, our real estate portfolio consisted of 25 medical properties, having a total carrying amount of $192.5 million, or approximately 18.1% of the total carrying amount of our entire real estate portfolio. The healthcare industry is currently experiencing changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our medical property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. These factors may adversely affect the economic performance of some or all of our medical services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

Adverse changes in applicable laws may affect our potential liabilities relating to our properties and operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to all tenants in

2005 Annual Report 13

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

It is generally our policy to obtain a Phase I environmental study on each property that we seek to acquire. If the Phase I indicates any possible environmental problems, it is our policy is to order a Phase II study, which involves testing the soil and ground water for actual hazardous substances. However, Phase I and Phase II environmental studies, or any other environmental studies undertaken with respect to any of our current or future properties, may not reveal the full extent of potential environmental liabilities. We currently do not carry insurance for environmental liabilities.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, operating results and stock price, and continuing compliance will result in additional expenses.  If we fail to maintain the adequacy of our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as such, standards may be modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.  Failure to maintain an effective internal control environment could have a material adverse

2005 Annual Report 14

effect on our business, operating results, and stock price.  Additionally, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations have required, and we believe will continue to require, the commitment of significant financial and managerial resources.

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

Certain provisions of our Articles of Amendment and Third Restated Declaration of Trust may limit a change in control and deter a takeover. In order to maintain our qualification as a REIT, our Third Restated Declaration of Trust provides that any transaction, other than a transaction entered into through the NASDAQ National Market or other similar exchange, that would result in our disqualification as a REIT under Section 856 of the Internal Revenue Code, including any transaction that would result in (i) a person owning in excess of the ownership limit, which as of the date of this Annual Report on Form 10-K is 9.8%, in number or value, of our outstanding shares of beneficial interest, (ii) less than 100 people owning our shares of beneficial interest, (iii) our being “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, or (iv) 50% or more of the fair market value of our shares of beneficial interest being held by persons other than “United States persons,” as defined in Section 7701(a)(30) of the Internal Revenue Code, will be void ab initio. If the transaction is not void ab initio, then the shares of beneficial interest in excess of the ownership limit, that would cause us to be closely held, that would result in 50% or more of the fair market value of our shares of beneficial interest to be held by persons other than United States persons or that otherwise would result in our disqualification as a REIT, will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our board of trustees. These limitations may have the effect of preventing a change in control or takeover of us by a third party, even if the change in control or takeover would be in the best interests of the holders of our shares of beneficial interest.

Our board of trustees may make changes to our major policies without approval of the holders of our shares of beneficial interest. Our major policies, including policies relating to development, acquisitions, financing, growth,

2005 Annual Report 15

debt capitalization and distributions, are determined by our board of trustees. Our board of trustees may amend or revoke those policies, and other policies, without advance notice to, or the approval of, the holders of our shares of beneficial interest.

Item 2. Properties

IRET is organized as a REIT under Section 856-858 of the Code, and is in the business of owning, leasing, developing and acquiring real estate properties. Except for certain commercial properties managed by our Minneapolis office, these real estate investments are generally managed by third-party professional real estate management companies on our behalf.

Total Real Estate Rental Revenue

As of April 30, 2005, our real estate portfolio consisted of 65 multi-family residential properties and 146 commercial properties, consisting of office, medical, industrial and retail properties, comprising 37.5%, 30.0%, 17.4%, 4.9%, and 10.2%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements through April 30, 2005. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

Fiscal Year Ended April 30, (in thousands)	Multi-Family Residential Gross Revenue	%	Commercial Office Gross Revenue	%	Commercial Medical Gross Revenue	%	Commercial Industrial Gross Revenue	%	Commercial Retail Gross Revenue	%	Total Revenue
2005	$60,207	38.5%	$48,648	31.1%	$25,794	16.5%	$6,459	4.1%	$15,339	9.8%	$156,447
2004	$59,294	44.3%	$39,919	29.9%	$15,876	11.9%	$6,634	5.0%	$11,873	8.9%	$133,596
2003	$56,036	50.0%	$31,159	27.8%	$13,168	11.8%	$5,846	5.2%	$5,862	5.2%	$112,071

Economic Occupancy Rates

Economic occupancy rates are shown below for each property type in each of the three most recent fiscal years ended April 30. We define “economic occupancy” as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing occupied units or square footage at contract rates and vacant units or square footage at market rates. In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases. Leases on commercial properties generally vary from month-to-month to 20 years.

	Fiscal Year Ended April 30,
	2005	2004	2003
Multi-Family Residential Economic Occupancy	90.1%	90.2%	91.2%
Commercial - Office Economic Occupancy	90.8%	92.2%	95.7%
Commercial - Medical Economic Occupancy	92.7%	93.6%	96.3%
Commercial - Industrial Economic Occupancy	86.8%	93.6%	96.3%
Commercial - Retail Economic Occupancy	89.4%	92.2%	96.2%

Certain Lending Requirements

In certain instances, in connection with the acquisition of investment properties, the lender financing such properties may require, as a condition of the loan, that the properties be owned by a “single asset entity.” Accordingly, we have organized 38 wholly-owned subsidiary corporations, and IRET Properties has organized several limited partnerships, for the purpose of holding title in an entity that complies with such lending conditions. All financial statements of these subsidiaries are consolidated into our financial statements.

Management and Leasing of Our Real Estate Assets

The day-to-day management and leasing of our real estate assets is, with the exception of certain properties managed by our Minneapolis office, generally handled by third-party professional real estate management companies. Day-to-day management activities include the negotiation of potential leases, the preparation of proposed operating budgets, and the supervision of routine maintenance and capital improvements that have been authorized by us. All activities

2005 Annual Report 16

relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and are then implemented by the third-party property management companies.

As of April 30, 2005, we had property management contracts with the following companies:

Residential Management	Commercial Management and Leasing

· Builder’s Management & Investment Co., Inc.	· A & L Management Services, LLC
· Coldwell Banker First Realty – Encore	· AJB, Inc. dba Points West Realty Management
· ConAm, Inc.	· Bayport Properties US, Inc.
· Hoban & Associates, Inc. dba Coast Management Company, Inc.	· CB Richard Ellis
· Investors Management & Marketing, Inc.	· Colliers Turley Martin Tucker Company
· Illies Nohava Heinen Property Management, Inc.	· Dakota Commercial and Development Co.
· Kahler Property Management	· Equity Commercial Services, Inc.
· Weis Management Corp.	· Frauenshuh Companies
· Ferguson Property Management Services, L.C.
· Hoyt Properties, Inc.
· Inland Companies, Inc.
· Northco Management Services, LP
· Opus Northwest Management, LLC
· Paramount Real Estate Corporation
· R.A. Morton & Associates, Inc.
· The Remada Company
· Thornton Oliver Keller, LLC
· United Properties, LLC
· Vector Property Services, LLC

With the exception of Hoyt Properties, Inc., none of the companies engaged to provide property management services is affiliated with us, our officers or members of our Board of Trustees. Hoyt Properties, Inc. is owned 100.0% by Steven B. Hoyt, a former member of our Board of Trustees, and his wife. Mr. Hoyt resigned from our Board of Trustees on September 21, 2004, at the expiration of his term of office.  Hoyt Properties, Inc. manages, pursuant to written management contracts, the commercial buildings that we acquired from Mr. Hoyt, and certain other of our properties.

In July 2004, a former principal of Bayport Properties joined us as a Vice President, Asset Management, with responsibility for the management of certain of our commercial properties, primarily located in the Minneapolis metropolitan area.

Generally, our management contracts provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less or upon the property manager’s failure to meet certain specified financial performance goals.

With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, brokers may receive a commission that is generally calculated as a percentage of the net rent to be paid over the term of the lease. We believe that the broker commissions paid by us conform to market and industry standards, and accordingly are commercially reasonable.

2005 Annual Report 17

Summary of Real Estate Investment Portfolio

As of April 30, (in thousands)	2005	%	2004	%	2003	%
Real Estate Investments
Real Estate Owned	$1,179,856		$1,082,773		$916,757
Less Accumulated Depreciation	(118,512)		(98,923)		(75,639)
	$1,061,344	99.4%	$983,850	99.2%	$841,118	99.5%
Undeveloped Land	5,382	0.5%	3,180	0.3%	3,024	0.4%
Mortgage Loans Receivable	619	0.1%	4,893	0.5%	1,183	0.1%
Total Real Estate Investments	$1,067,345	100.0%	$991,923	100.0%	$845,325	100.0%

Summary of Individual Properties Owned as of April 30, 2005

The following table presents information regarding our 211 properties owned as of April 30, 2005. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Occupancy rates given are the average economic occupancy rates for the fiscal year ended April 30, 2005:

(N/A = Property held less than 12 months)

(* = Real estate not owned in fee; all or a portion is leased under a ground lease)
(** = Primarily Parking Lot Rental)

Property Name and Location	Units	(in thousands) Investment	Fiscal 2005 Economic Occupancy

MULTI-FAMILY RESIDENTIAL
405 Grant Ave - Harvey, ND	12	$262	74.9%
408 1st Street SE - Minot, ND	**	47	100.0%
Applewood On The Green - Omaha, NE	234	12,185	84.0%
Boulder Court - Eagan, MN	115	6,744	92.1%
Brookfield Village - Topeka , KS	160	7,613	96.0%
Candlelight Apts. - Fargo, ND	66	1,706	96.8%
Canyon Lake Apts. - Rapid City, SD	109	4,324	81.9%
Castle Rock - Billings, MT	165	6,289	81.8%
Chateau Apts. - Minot, ND	64	2,760	99.2%
Clearwater - Boise, ID	60	3,954	96.7%
Colonial Villa - Burnsville, MN	240	14,440	80.5%
Colton Heights - Minot, ND	18	1,011	99.6%
Cottonwood Lake I - Bismarck, ND	67	4,605	85.3%
Cottonwood Lake II - Bismarck, ND	67	4,353	87.6%
Cottonwood Lake III - Bismarck, ND	67	4,797	91.2%
Country Meadows I - Billings, MT	67	4,318	91.4%
Country Meadows II - Billings, MT	67	4,475	89.0%
Crestview Apts. - Bismarck, ND	152	5,272	91.5%
Crown Colony - Topeka, KS	220	11,288	93.2%
Dakota Hill at Valley Ranch - Irving, TX	504	38,626	93.0%
East Park Apartments - Sioux Falls, SD	84	2,695	93.7%
Forest Park Estates - Grand Forks, ND	270	8,309	94.3%
Heritage Manor - Rochester, MN	182	8,146	83.3%
Jenner Properties - Grand Forks, ND	90	2,069	98.2%
Kirkwood Apts. - Bismarck, ND	108	3,965	91.6%
Lancaster Apts. - St. Cloud, MN	84	3,498	85.1%
Legacy Apts. I & II - Grand Forks, ND	116	7,377	96.8%
Legacy Apts. III - Grand Forks, ND	67	3,925	98.4%
Legacy IV- Grand Forks, ND	67	6,771	96.1%
Legacy V - Grand Forks, ND	36	2,771	N/A

2005 Annual Report 18

Property Name and Location	Units	(in thousands) Investment	Fiscal 2005 Economic Occupancy

Legacy VI - Grand Forks, ND	36	$2,846	N/A
Magic City Apts. - Minot, ND	200	5,041	95.1%
Meadows Phase I - Jamestown, ND	27	1,844	99.6%
Meadows Phase II - Jamestown, ND	27	1,931	98.2%
Meadows Phase III - Jamestown, ND	27	2,203	99.8%
Miramont - Fort Collins , CO	210	14,988	92.1%
Monticello Apts. - Monticello, MN	60	4,293	85.9%
Neighborhood Apts. - Colorado Springs, CO	192	12,417	89.2%
North Pointe - Bismarck, ND	49	2,425	89.2%
Oakmont Apts. - Sioux Falls, SD	80	5,339	84.6%
Oakwood - Sioux Falls, SD	160	6,159	91.4%
Olympic Village - Billings, MT	274	12,441	97.9%
Olympik Village - Rochester, MN	140	7,160	N/A
Oxbow - Sioux Falls, SD	120	5,274	92.7%
Park East Apts. - Fargo, ND	122	5,426	97.3%
Park Meadows I - Waite Park, MN	120	4,391	86.0%
Park Meadows II & III - Waite Park, MN	240	8,810	80.1%
Pebble Springs - Bismarck, ND	16	801	93.0%
Pine Cone Apts. - Fort Collins , CO	195	13,941	88.9%
Pinehurst Apts. - Billings, MT	21	782	98.9%
Pointe West Apts. - Rapid City, SD	90	4,653	87.2%
Prairie Winds Apts. - Sioux Falls, SD	48	2,130	87.8%
Prairiewood Meadows - Fargo, ND	85	3,198	85.3%
Ridge Oaks Apts. - Sioux City, IA	132	4,935	78.0%
Rimrock Apts. - Billings, MT	78	4,044	95.3%
Rocky Meadows - Billings, MT	98	6,872	95.7%
Sherwood Apts. - Topeka, KS	300	16,736	91.6%
Southbrook & Mariposa - Topeka, KS	54	5,548	N/A
South Pointe - Minot, ND	195	10,611	98.3%
Southview Apts. - Minot, ND	24	804	95.0%
Southwind Apts. - Grand Forks, ND	164	6,464	97.4%
Sunset Trail Phase I - Rochester, MN	73	7,118	95.3%
Sunset Trail Phase II - Rochester, MN	73	7,602	93.4%
Sweetwater Properties - Devils Lake and Grafton, ND	90	1,802	88.5%
Sycamore Village Apts. - Sioux Falls, SD	48	1,572	79.5%
Terrace On The Green - Moorhead, MN	116	2,826	82.8%
Thomasbrook - Lincoln, NE	264	10,653	86.6%
Valley Park Manor - Grand Forks, ND	168	5,570	97.5%
West Stonehill - St. Cloud, MN	313	13,408	84.5%
Westwood Park - Bismarck, ND	64	2,507	93.1%
Winchester/Village Green - Rochester, MN	151	8,808	72.5%
Woodridge Apts. - Rochester, MN	108	7,141	92.5%
TOTAL MULTI-FAMILY RESIDENTIAL	8,610	$442,109

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment	Fiscal 2005 Economic Occupancy
OFFICE
1st Avenue Building - Minot, ND	15,357	$555	50.1%
17 South Main - Minot, ND	3,250	110	0.0%
401 South Main - Minot, ND	8,597	630	54.0%
2030 Cliff Road - Eagan, MN	13,374	983	100.0%
Ameritrade - Omaha, NE	73,742	8,349	100.0%

2005 Annual Report 19

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment	Fiscal 2005 Economic Occupancy

Benton Business Park - Sauk Rapids, MN	30,464	$1,475	95.6%
Bloomington Business Plaza - Bloomington., MN	121,064	7,777	79.7%
Brenwood - Minnetonka, MN	176,917	14,624	72.3%
Brown Deer Road - Milwaukee, WI	175,610	11,022	100.0%
Burnsville Bluffs - Burnsville, MN	45,158	2,960	78.4%
Cold Spring Center - St. Cloud, MN	75,745	8,610	98.7%
Crosstown Centre - Eden Prairie , MN	185,000	17,695	N/A
Dewey Hill Business Center - Edina, MN	73,338	5,158	94.3%
Eden Prairie Central Bank Office - Eden Prairie, MN	39,525	4,705	88.1%
Golden Hills Office Center - Golden Valley, MN	190,758	22,074	94.9%
Great Plains Software - Fargo, ND	122,040	15,375	100.0%
Greenwood Chiropractic - Greenwood, MN	1,600	334	100.0%
Highlands Ranch - Highlands Ranch, CO	81,173	11,240	N/A
Interlachen Corp Center - Eagan, MN	105,084	16,726	93.2%
Mendota Center I - Mendota Heights, MN	59,852	7,076	80.6%
Mendota Center II - Mendota Heights, MN	88,398	11,632	90.3%
Mendota Center III - Mendota Heights, MN	60,776	6,748	100.0%
Mendota Center IV - Mendota Heights, MN	72,231	8,705	100.0%
Mendota Northland Center - M. Heights, MN	146,808	17,660	100.0%
Metris - Duluth, MN	20,000	2,539	100.0%
Minnesota National Bank - Duluth, MN	27,000	1,743	86.0%
Minnetonka Office Bldg. - Minnetonka, MN	4,000	401	100.0%
Nicollett VII - Burnsville, MN	125,385	7,384	100.0%
Northgate I - Maple Grove, MN	79,377	7,455	N/A
Northgate II - Maple Grove, MN	25,999	2,372	100.0%
Pillsbury Business Center - Edina, MN	42,220	1,894	100.0%
Plaza VII - Boise, ID	27,297	3,445	86.9%
Plymouth I - Plymouth, MN	26,186	1,672	N/A
Plymouth II - Plymouth, MN	26,186	1,640	N/A
Plymouth III - Plymouth, MN	26,186	2,012	N/A
Plymouth IV & V - Plymouth, MN	126,809	14,889	100.0%
900 Concourse Drive - Rapid City, SD	75,815	7,047	0.0%
Southeast Tech Center - Eagan, MN	58,300	6,336	100.0%
TCA Building - Eagan , MN	104,426	9,885	83.5%
Three Paramount Plaza - Bloomington, MN	75,526	7,908	87.4%
Thresher Square East - Minneapolis, MN	57,891	6,696	65.5%
Thresher Square West - Minneapolis, MN	54,945	4,712	59.6%
UHC Office - International Falls, MN	30,000	2,497	100.0%
US Bank Financial Center - Bloomington, MN	153,947	17,007	N/A
Viromed - Eden Prairie , MN	48,700	4,863	100.0%
Wayroad - Minnetonka, MN	62,383	5,542	88.8%
Wells Fargo Center - St Cloud, MN	86,428	9,389	N/A
West River Business Park - Waite Park, MN	24,000	1,453	85.9%
Westgate - Boise, ID	103,332	11,738	100.0%
Wirth Corporate Center - Golden Valley, MN	75,216	8,794	94.1%
TOTAL OFFICE	3,533,415	$353,536

MEDICAL
Abbott Northwest - Sartell, MN	60,095	$13,866	95.8%
Airport Medical - Bloomington, MN*	24,218	4,678	100.0%
Denfeld Clinic – Duluth, MN	20,512	3,115	100.0%
Edgewood Vista - Duluth, MN	119,349	11,709	100.0%
Edgewood Vista - Fremont, NE	6,042	552	100.0%

2005 Annual Report 20

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment	Fiscal 2005 Economic Occupancy

Edgewood Vista - Hastings, NE	6,042	$572	100.0%
Edgewood Vista - Kalispell, MT	5,895	588	100.0%
Edgewood Vista - Missoula, MT	10,150	962	100.0%
Edgewood Vista - Omaha, NE	6,042	641	100.0%
Edgewood Vista - Virginia, MN	70,313	7,070	100.0%
Edgewood Vista Phase II - Virginia, MN	76,870	5,111	100.0%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN	43,046	7,698	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,765	100.0%
Healtheast Med Center - Wdbry. & St. Johns, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,294	12,028	N/A
Mariner Clinic - Superior, WI *	28,928	3,820	100.0%
Nebraska Orthopaedic - Omaha, NE*	52,300	20,512	N/A
Park Dental - Brooklyn, MN	10,008	2,952	100.0%
Pavilion I - Duluth, MN*	45,081	10,144	N/A
Pavilion II - Duluth, MN	74,800	19,325	100.0%
Paul Larson Clinic - Edina, MN	12,140	1,013	0.0%
Southdale Expansion - Edina, MN	0	13,047	64.6%
Southdale Medical Center - Edina, MN*	195,983	33,709	80.2%
Wedgewood - Sweetwater, GA	29,408	4,622	100.0%
Wells Clinic - Hibbing, MN	18,810	2,661	100.0%
TOTAL MEDICAL	1,112,138	$205,333

INDUSTRIAL
API Building - Duluth, MN	35,000	$1,723	100.0%
Bodycote Industrial Building - Eden Prairie, MN	41,880	2,152	100.0%
Dixon Avenue Industrial Park - Des Moines, IA	604,711	12,980	68.1%
Lexington Commerce Center - Eagan, MN	89,840	5,912	67.3%
Lighthouse - Duluth, MN	59,600	1,884	100.0%
Metal Improvement Company - New Brighton, MN	49,620	2,449	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Stone Container - Roseville, MN	229,072	8,250	100.0%
Waconia Industrial Building - Waconia, MN	29,440	1,667	0.0%
Wilson's Leather - Brooklyn Park, MN	353,049	13,068	100.0%
Winsted Industrial Building - Winsted, MN	38,000	1,007	100.0%
TOTAL INDUSTRIAL	1,725,287	$58,233

RETAIL
Andover C Store - Andover, MN	3,000	$281	100.0%
Anoka Strip Center - Anoka, MN	10,625	733	100.0%
Blaine Strip Center - Blaine, MN	8,750	537	100.0%
Buffalo Strip Center - Buffalo, MN	7,700	476	83.5%
Burnsville 1 Strip Center - Burnsville, MN	8,526	996	100.0%
Burnsville 2 Strip Center - Burnsville, MN	8,400	789	75.7%
Centerville C Store - Centerville, MN	3,000	333	100.0%
Champlin South Pond - Champlin, MN	25,400	3,547	71.2%
Chan West Village - Chanhassen, MN	135,969	20,804	97.5%
Duluth Denfeld Retail - Duluth, MN	36,542	4,984	97.3%
Duluth Tool Crib - Duluth, MN	15,597	1,933	100.0%
E Bethel C Store - Bethel, MN	4,800	510	100.0%
Eagan 1 Retail Center - Eagan, MN	5,400	515	100.0%
Eagan 2 Retail Center - Eagan, MN	13,901	1,359	100.0%
Eagan 3 C Store - Eagan, MN	3,886	783	100.0%

2005 Annual Report 21

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment	Fiscal 2005 Economic Occupancy

East Grand Station - East Grand Forks, MN	16,103	$1,392	100.0%
Excelsior Strip Center - Excelsior, MN	7,993	929	97.6%
Fargo Express Center - Fargo, ND	30,227	1,434	100.0%
Fargo Express SC Pad 1 - Fargo, ND	4,000	368	N/A
Faribault Checker Auto - Faribault, MN	5,600	341	100.0%
Forest Lake Auto - Forest Lake, MN	6,836	498	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,656	8,126	100.0%
Glencoe C Store - Glencoe, MN	4,800	530	100.0%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,177	5,689	94.9%
Howard Lake C Store - Howard Lake, MN	3,571	381	100.0%
IGH Strip Center - Inver Grove Heights, MN	8,400	947	100.0%
Jamestown Buffalo Mall - Jamestown, ND	213,271	4,223	92.5%
Jamestown Business Center - Jamestown, ND	99,403	1,447	77.0%
Kalispell Retail Center - Kalispell, MT	52,000	3,417	65.4%
Kentwood Thomasville Furniture - Kentwood., MI	16,080	2,121	100.0%
Ladysmith Pamida - Ladysmith, WI	41,000	1,500	100.0%
Lakeland C Store - Lakeland, MN	3,650	443	100.0%
Lakeville Strip Center – Lakeville, MN	9,500	2,029	70.8%
Lindstrom C Store - Lindstrom, MN	4,000	322	100.0%
Lino Lake Strip Center - Lino Lakes, MN	6,325	454	93.1%
Livingston Pamida - Livingston, MT	41,200	1,800	100.0%
Long Prairie C Store - Long Prairie, MN	5,216	701	0.0%
Minot Arrowhead SC - Minot, ND	76,424	3,195	93.7%
Minot Plaza - Minot, ND	11,020	574	100.0%
Monticello C Store - Monticello, MN	3,575	863	100.0%
Mora C Store - Mora, MN	3,571	301	100.0%
Mound Strip Center - Mound, MN	3,864	360	100.0%
Moundsview Bakery - Mounds View, MN	4,560	292	100.0%
Oakdale Strip Center - Oakdale, MN	6,266	739	100.0%
Omaha Barnes & Noble - Omaha, NE	27,500	3,699	100.0%
Paynesville C Store - Paynesville, MN	4,800	367	0.0%
Pine City C Store – Pine City, MN	4,800	442	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	2,974	94.2%
Prior Lake 1 Strip Center - Prior Lake, MN	6,800	979	75.6%
Prior Lake 3 Strip Center - Prior Lake, MN	4,200	483	88.0%
Rochester Auto - Rochester, MN	6,225	440	100.0%
Rochester Maplewood Square – Rochester, MN	118,398	11,914	59.8%
Schofield Plaza SC – Schofield, WI	53,764	1,776	65.9%
Shoreview C Store – Shoreview, MN	3,000	332	100.0%
Sleep Inn – Brooklyn Park , MN	46,720	2,750	N/A
St. Cloud Westgate SC – St. Cloud, MN	104,928	6,779	100.0%
St. Louise Park Retail – St. Louis Park, MN	3,444	347	100.0%
Wilmar Sam Goody – Willmar, MN	6,225	410	100.0%
Winsted C Store - Winsted, MN	3,571	411	0.0%
TOTAL RETAIL	1,625,912	$120,645
SUBTOTAL		$1,179,856

2005 Annual Report 22

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment

UNDEVELOPED LAND AND UNIMPROVED PROPERTY
17 S Main 2nd Floor - Minot, ND	0	$12
Andover, MN	0	150
Centerville, MN	0	104
Cottonwood Lake IV - Bismarck, ND	0	265
IGH Land, MN	0	564
Jamestown Buffalo Mall Theater - Jamestown., ND	0	67
Kalispell, MT	0	1,415
Legacy VII - Grand Forks, ND	0	2,444
Long Prairie, MN	0	156
River Falls, WI	0	205
TOTAL UNDEVELOPED LAND AND UNIMPROVED PROPERTY	0	$5,382

TOTAL UNITS	8,610
TOTAL SQUARE FOOTAGE	7,996,752
TOTAL INVESTMENTS		$1,185,238

Mortgages Payable

As of April 30, 2005, individual first mortgage liens on the above properties totaled $708.6 million. Of the $708.6 million of mortgage indebtedness on April 30, 2005, $27.0 million is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. The balance of fixed rate mortgages totaled $681.6 million. Principal payments due on our mortgage indebtedness are as follows:

Year Ended April 30, (in thousands)	Mortgage Principal
2006	$18,893
2007	21,150
2008	40,130
2009	45,710
2010	106,034
Later Years	476,641
Total	$708,558

Future Minimum Lease Payments

The future minimum lease payments to be received under leases for commercial properties in place as of April 30, 2005, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30, (in thousands)	Lease Payments
2006	$64,075
2007	59,556
2008	52,111
2009	44,847
2010	39,854
Thereafter	215,881
Total	$476,324

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2005, we spent approximately $18.0 million on capital improvements.

2005 Annual Report 23

Contracts or Options to Sell

We have granted options to purchase certain of our properties to various third parties. In general, these options grant the right to purchase certain IRET assets at the greater of such asset’s appraised value or an annual compounded increase of 2.0% to 2.5% of the initial cost to us. During the fiscal year ended April 30, 2005, the tenant in five of IRET’s Edgewood Vista assisted living facilities exercised the purchase options contained in the leases for these properties. These sales closed in fiscal year 2005. See the discussion of Property Dispositions in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K for further information on these sales. In addition to options granted to third parties, we have also granted an option to Charles Wm. James to purchase our Excelsior Retail Center. Mr. James is currently an officer and member of our Board of Trustees. The option exercise price is equal to the price paid by us for the property, plus an annual consumer price index increase. As of April 30, 2005, our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

Property	(in thousands) Property Cost	(in thousands) Gross Rental Revenue
		2005	2004	2003
East Grand Station - East Grand F orks, MN	$1,392	$152	$152	$152
Edgewood Vista - Duluth, MN	11,709	1,406	1,278	1,246
Edgewood Vista - Fremont, NE	552	59	59	59
Edgewood Vista - Hastings, NE	572	61	61	61
Edgewood Vista - Kalispell, MT	588	62	62	62
Edgewood Vista - Missoula, MT	962	120	120	120
Edgewood Vista - Omaha, NE	641	67	67	67
Edgewood Vista - Virginia, MN	12,181	1,320	893	759
Excelsior Retail Center - Excelsior, MN	929	82	129	22
Great Plains Software - Fargo, ND	15,375	1,876	1,875	1,875
Healtheast - Woodbury & Maplewood, MN	21,601	2,032	1,948	1,917
Wedgewood Sweetwater - Lithia Springs, GA	4,622	509	502	475
Sleep Inn - Brooklyn Park, MN	2,750	247	0	0
Total	$73,874	$7,993	$7,146	$6,815

Properties by State

The following table presents, as of April 30, 2005, an analysis by state of each of the five major categories of properties owned by us - multi-family residential, office, medical, industrial and retail:

Total Real Estate Investment by Type and Location

	(in thousands)
State	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total	% of Total
Minnesota	$104,385	$284,025	$173,064	$38,112	$86,856	$686,442	58.2%
North Dakota	113,473	16,670	0	7,141	19,476	156,760	13.3%
Nebraska	22,838	8,349	22,277	0	3,699	57,163	4.8%
Colorado	41,346	11,240	0	0	0	52,586	4.4%
Montana	39,221	0	1,550	0	5,217	45,988	3.9%
Kansas	41,185	0	0	0	0	41,185	3.5%
South Dakota	32,146	7,047	0	0	0	39,193	3.3%
Texas	38,626	0	0	0	0	38,626	3.3%
All Other States	8,889	26,205	8,442	12,980	5,397	61,913	5.3%
Total	$442,109	$353,536	$205,333	$58,233	$120,645	$1,179,856	100.0%

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that would have a material impact upon us.

2005 Annual Report 24

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter of the fiscal year ended April 30, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Our common shares of beneficial interest trade on the NASDAQ National Market under the symbol IRETS. On June 30, 2005, the last reported sales price per share of our common shares on the NASDAQ National Market was $9.66. The following table sets forth the quarterly high and low closing sales prices per share of our common shares as reported on the NASDAQ National Market, and the distributions per common share and limited partnership unit declared with respect to each period.

Quarter Ended	High	Low	Distributions Declared (per share and unit)
2005
April 30, 2005	$10.26	$8.90	$0.1620
January 31, 2005	10.72	9.78	0.1615
October 31, 2004	10.30	9.51	0.1610
July 31, 2004	10.47	9.39	0.1605

Quarter Ended	High	Low	Distributions Declared (per share and unit)
2004
April 30, 2004	$10.50	$9.36	$0.1600
January 31, 2004	10.70	9.88	0.1595
October 31, 2003	10.48	9.69	0.1590
July 31, 2003	10.81	9.28	0.1585

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

Shareholders

As of June 30, 2005, the Company had approximately 4,791 common shareholders of record, and 45,217,241 common shares of beneficial interest (plus 13,199,342 limited partnership units convertible into 13,199,342 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal years ended April 30, 2005 and 2004, respectively, we issued an aggregate of 595,810 and 357,478 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 595,810 and 357,478 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2005, except for repurchases of nominal amounts of fractional shares, at shareholder request.

2005 Annual Report 25

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	2005	2004	2003	2002	2001
Consolidated Income Statement Data
Revenue	$156,447	$133,596	$112,071	$84,120	$67,473
Income before minority interest and discontinued operations and gain on sale of other investments	$10,709	$10,858	$14,337	$12,664	$9,840
Gain on sale of real estate, land, and other investments	$8,605	$662	$1,595	$547	$602
Minority interest portion of operating partnership income	$(1,918)	$(2,320)	$(3,341)	$(3,304)	$(1,894)
Income from continuing operations	$8,415	$7,939	$10,377	$9,708	$8,135
Income from discontinued operations	$6,661	$1,501	$1,871	$892	$559
Net income	$15,076	$9,440	$12,248	$10,600	$8,694
Consolidated Balance Sheet Data
Total real estate investments	$1,067,345	$991,923	$845,325	$685,347	$548,580
Total assets	$1,151,158	$1,076,317	$885,681	$730,209	$570,322
Mortgages payable	$708,558	$633,124	$539,397	$459,569	$368,957
Shareholders’ equity	$295,172	$278,629	$214,761	$145,578	$118,945
Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations	$.14	$.20	$.32	$.38	$.35
Income from discontinued operations	$.16	$.04	$.06	$.04	$.03
Net Income	$.30	$.24	$.38	$.42	$.38
Distributions	$.65	$.64	$.63	$.59	$.55

CALENDAR YEAR	2004	2003	2002	2001	2000
Tax status of distribution
Capital gain	0.00%	3.88%	0.00%	0.00%	0.72%
Ordinary income	44.65%	58.45%	68.29%	65.98%	86.76%
Return of capital	55.35%	37.67%	31.71%	34.02%	12.52%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2005.

Overview

We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2005, our real estate portfolio consisted of 65 multi-family residential properties containing 8,610 apartment units and having a total carrying amount (net of accumulated depreciation) of $374.6 million, and 146 commercial properties containing approximately 8.0 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $686.7 million. Our commercial properties consist of:

  50 office properties containing approximately 3.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $330.3 million;
  25 medical properties (including assisted living facilities) containing approximately 1.1 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $192.5 million;

2005 Annual Report 26

  11 industrial properties (including miscellaneous commercial properties) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $53.0 million; and
  60 retail properties containing approximately 1.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $110.9 million.

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

During fiscal year 2005, IRET continued to operate in a difficult economic environment.  Unemployment rates in our markets, job growth at a pace slower than anticipated, continued low interest rates and an abundant supply of housing, lower rental income and increased costs for tenant concessions and commercial property alternatives all contributed to continued pressure on occupancy levels at our multi-family and commercial properties.  While we are seeing some slight improvement in vacancy levels, our operating environment in fiscal year 2005 continued to be challenging.  In addition, identifying potential acquisition properties that met our investment criteria remained a challenge during fiscal year 2005. A widespread demand for real estate from traditional and non-traditional investors combined with lower tenant demand for commercial space and apartments resulted in a significant reduction in the investment returns from all types of real estate. In response to these operating conditions, during fiscal year 2005 IRET was able to implement only modest rental rate increases at certain of our multi-family and commercial properties, and continued to rely on rent and other tenant concessions in order to improve occupancy rates.

During fiscal year 2005, vacancy levels in our total commercial segment properties continued to increase, to 9.2% from 7.8% at the end of fiscal year 2004 in the case of our commercial office portfolio, to 7.3% from 6.4% at the end of fiscal year 2004 in the case of our commercial medical portfolio, to 13.2% from 6.4% at the end of fiscal year 2004 in the case of our commercial industrial portfolio, and to 10.6% from 7.8% at the end of fiscal year 2004 in the case of our commercial retail portfolio. Vacancy levels also increased slightly at our total multi-family residential properties, to 9.9% compared to 9.8% at the end of fiscal year 2004. Total revenues of IRET Properties, our operating partnership, increased by $22.8 million to $156.4 million, compared to $133.6 million in fiscal year 2004. This increase was primarily attributable to the addition of new real estate properties. Operating income declined in fiscal year 2005, to $9.7 million from $10.2 million in fiscal year 2004. We estimate that rent concessions offered to tenants during the twelve months ended April 30, 2005, lowered our operating revenues by approximately $4.5 million, compared to $2.9 million for fiscal year 2004. Expenses increased during fiscal year 2005 as well, with real estate taxes, maintenance, utility, administrative and operating expense all increasing from year-earlier levels. While some of this increase was due to existing real estate, the majority was due to the addition of new real estate to our portfolio.

During fiscal year 2005, the Company added four multi-family residential properties with a total of 266 apartment units, three medical properties with a total of 157,675 leasable square feet, eight office properties with a total of 664,483 leasable square feet, and two retail properties consisting of 50,720 leasable square feet to our investment portfolio, for an aggregate purchase price of $146.4 million. The Company disposed of 18 properties, consisting of eight apartment complexes, five medical properties (assisted living facilities), one office property, three retail properties and one parcel of undeveloped land, for sale prices totaling $48.9 million.

Additional information and more detailed discussions of our fiscal year 2005 operating results are found in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this Annual Report on Form 10-K.

Real Estate. Real estate is carried at cost, net of accumulated depreciation, less an adjustment for impairment, if any. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the

2005 Annual Report 27

costs associated with a property to its various components. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 20-40 year estimated life for buildings and improvements. Maintenance and repairs are charged to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years.

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

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts ($200,000 as of April 30, 2005) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents ($500,000 as of April 30, 2005). This receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

Revenue Recognition - The Company has the following revenue sources and revenue recognition policies:

•   Base Rents - income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent steps and free rent abatements under the leases.  Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Rental revenue is recorded for the full

2005 Annual Report 28

    term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for rents that it expects to collect over the remaining lease term as deferred rents receivable. When the Company acquires a property, the term of the existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the realizability of such deferred rents receivable involves management's assumptions relating to such tenant's viability.

•   Percentage Rents - income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized in accordance with SEC Staff Accounting Bulletin 104: Revenue Recognition, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

•   Expense Reimbursement Income – revenue arising from tenant leases, which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

Income Taxes. The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to its shareholders 100% of its taxable income. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to its shareholders, it would fail to qualify as a REIT and substantial adverse tax consequences may result.

The Company’s taxable income is affected by a number of factors, including, but not limited to, the following:  that the Company’s tenants perform their obligations under their leases with the Company; that the Company’s tax and accounting positions do not change; and that the number of issued and outstanding shares of the Company’s common stock remain relatively unchanged.  These factors, which impact the Company’s taxable income, are subject to change, and many are outside the control of the Company.  If actual results vary, the Company’s taxable income may change.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - Amendment of APB Opinion No. 29”.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.”  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not believe the adoption of SFAS No. 153 will have a material effect on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for fiscal year 2005 were $156.4 million, compared to $133.6 million in fiscal year 2004 and $112.1 million in fiscal year 2003. Revenues during fiscal year 2005 were $22.8 million greater than revenues in fiscal year 2004 and revenues during fiscal year 2004 were $21.5 million greater than in fiscal year 2003.

2005 Annual Report 29

For fiscal 2005, the increase in revenue of $22.8 million resulted from:

(in thousands)
Rent from 28 properties acquired in fiscal year 2004 in excess of that received in 2004 from the same 28 properties	$14,813
Rent from 17 properties acquired in fiscal year 2005	9,745
Decrease in rental income on existing properties, net of declining occupancy levels	(2,431)
An increase in straight-line rents	724
$22,851

For fiscal 2004, the increase in revenue of $21.5 million resulted from:

(in thousands)
Rent from 64 properties acquired in fiscal year 2003 in excess of that received in 2003 from the same 64 properties	$12,099
Rent from 28 properties acquired in fiscal year 2004	9,482
Increase in rental income on existing properties, net of declining occupancy levels	152
An increase in straight-line rents	72
A decrease in rent from properties sold	(280)
$21,525

As illustrated above, the substantial majority of the increase in our gross revenue for fiscal years 2005 and 2004 resulted from the addition of new real estate properties to the IRET Properties’ portfolio, rather than from rental increases on existing properties. For the next 12 months, we expect acquisitions to continue to be the most significant factor in any increases in our revenues and ultimately our net income. While acceptable real estate assets are still available for purchase, declining tenant demand combined with a continued widespread demand for real estate from traditional and non-traditional investors has resulted in a significant reduction in the investment returns from all types of real estate. This reduction in the rates of return has been offset to some extent by the decline in borrowing costs to historically low levels. While we were able to take advantage of those lower borrowing costs for most of our recent acquisitions, the majority of our debt is fixed and not prepayable without significant prepayment costs and fees.

Gain on Sale of Real Estate

The Company realized a gain on sale of real estate for fiscal year 2005 of $8.6 million. This compares to $0.7 million of gain on sale of real estate recognized in fiscal 2004 and $1.6 million recognized in fiscal 2003. A list of the properties sold during fiscal year 2005, showing sales price, depreciated cost plus sales costs and net gain (loss) is included below on page 43 under the caption “Property Dispositions.”

Segment Expenses and Operating Profit

The following tables show the changes in revenues, operating expenses, interest and depreciation by reportable operating segment for fiscal year 2005 compared to fiscal year 2004, and for fiscal year 2004 compared to fiscal year 2003.  For a reconciliation of segment revenues, profit (loss) and assets to the consolidated financial statements, see Note 12 of the Notes to Consolidated Financial Statements in this report.

Fiscal year ended April 30, 2005, compared to fiscal year ended April 30, 2004.

	(in thousands)
	2005	2004	Change	% Change
COMMERCIAL OFFICE
Real Estate Revenue	$48,648	$39,919	$8,729	21.9%
Expenses
Mortgage Interest	12,730	11,030	1,700	15.4
Depreciation/amortization related to real estate investments	12,783	7,132	5,651	79.2
Utilities and Maintenance	9,701	8,416	1,285	15.3
Real Estate Taxes	7,165	5,757	1,408	24.5
Insurance	538	451	87	19.3
Property Management	2,100	1,764	336	19.0
Total Segment Expense	45,017	34,550	10,467	30.3
Segment Operating Profit	$3,631	$5,369	$(1,738)	(32.4%)

2005 Annual Report 30

	(in thousands)
	2005	2004	Change	% Change
COMMERCIAL MEDICAL
Real Estate Revenue	$25,794	$15,876	$9,918	62.5%
Expenses
Mortgage Interest	8,923	5,841	3,082	52.8
Depreciation/amortization related to real estate investments	5,305	2,977	2,328	78.2
Utilities and Maintenance	3,012	2,226	786	35.3
Real Estate Taxes	1,616	1,491	125	8.4
Insurance	277	149	128	85.9
Property Management	1,273	1,156	117	10.1
Total Segment Expense	20,406	13,840	6,566	47.4
Segment Operating Profit	$5,388	$2,036	$3,352	164.6%

	(in thousands)
	2005	2004	Change	% Change
COMMERCIAL INDUSTRIAL
Real Estate Revenue	$6,459	$6,634	$(175)	(2.6%)
Expenses
Mortgage Interest	2,302	2,092	210	10.0
Depreciation/amortization related to real estate investments	1,523	1,253	270	21.5
Utilities and Maintenance	245	251	(6)	(2.4)
Real Estate Taxes	797	768	29	3.8
Insurance	78	66	12	18.2
Property Management	104	98	6	6.1
Total Segment Expense	5,049	4,528	521	11.5
Segment Operating Profit	$1,410	$2,106	$(696)	(33.0%)

	(in thousands)
	2005	2004	Change	% Change
COMMERCIAL RETAIL
Real Estate Revenue	$15,339	$11,873	$3,466	29.2%
Expenses
Mortgage Interest	4,125	3,275	850	26.0
Depreciation/amortization related to real estate investments	2,788	2,007	781	38.9
Utilities and Maintenance	1,471	1,104	367	33.2
Real Estate Taxes	1,983	1,888	95	5.0
Insurance	200	167	33	19.8
Property Management	289	118	171	144.9
Total Segment Expense	10,856	8,559	2,297	26.8
Segment Operating Profit	$4,483	$3,314	$1,169	35.3%

	(in thousands)
	2005	2004	Change	% Change
MULTI-FAMILY RESIDENTIAL
Real Estate Revenue	$60,207	$59,294	$913	1.5%
Expenses
Mortgage Interest	18,247	17,647	600	3.4
Depreciation/amortization related to real estate investments.	11,075	10,310	765	7.4
Utilities and Maintenance	12,760	12,496	264	2.1
Real Estate Taxes	7,057	6,675	382	5.7
Insurance	1,521	2,001	(480)	(24.0)
Property Management	6,805	6,225	580	9.3
Total Segment Expense	57,465	55,354	2,111	3.8
Segment Operating Profit	$2,742	$3,940	$(1,198)	(30.4%)

2005 Annual Report 31

Fiscal year ended April 30, 2004, compared to fiscal year ended April 30, 2003.

	(in thousands)
	2004	2003	Change	% Change
COMMERCIAL OFFICE
Real Estate Revenue	$39,919	$31,159	$8,760	28.1%
Expenses
Mortgage Interest	11,030	9,343	1,687	18.1
Depreciation/amortization related to real estate investments	7,132	2,222	4,910	221.0
Utilities and Maintenance	8,416	5,401	3,015	55.8
Real Estate Taxes	5,757	4,543	1,214	26.7
Insurance	451	356	95	26.7
Property Management	1,764	1,286	478	37.2
Total Segment Expense	34,550	23,151	11,399	49.2
Segment Operating Profit	$5,369	$8,008	$(2,639)	(33.0%)

	(in thousands)
	2004	2003	Change	% Change
COMMERCIAL MEDICAL
Real Estate Revenue	$15,876	$13,168	$2,708	20.6%
Expenses
Mortgage Interest	5,841	5,126	715	13.9
Depreciation/amortization related to real estate investments	2,977	3,477	(500)	(14.4)
Utilities and Maintenance	2,226	2,039	187	9.2
Real Estate Taxes	1,491	1,112	379	34.1
Insurance	149	108	41	38.0
Property Management	1,156	801	355	44.3
Total Segment Expense	13,840	12,663	1,177	9.3
Segment Operating Profit	$2,036	$505	$1,531	303.2%

	(in thousands)
	2004	2003	Change	% Change
COMMERCIAL INDUSTRIAL
Real Estate Revenue	$6,634	$5,846	$788	13.5%
Expenses
Mortgage Interest	2,092	1,542	550	35.7
Depreciation/amortization related to real estate investments	1,253	1,047	206	19.7
Utilities and Maintenance	251	124	127	102.4
Real Estate Taxes	768	491	277	56.4
Insurance	66	44	22	50.0
Property Management	98	55	43	78.2
Total Segment Expense	4,528	3,303	1,225	37.1
Segment Operating Profit	$2,106	$2,543	$(437)	(17.2%)

	(in thousands)
	2004	2003	Change	% Change
COMMERCIAL RETAIL
Real Estate Revenue	$11,873	$5,862	$6,011	102.5%
Expenses
Mortgage Interest	3,275	1,815	1,460	80.4
Depreciation/amortization related to real estate investments	2,007	2,035	(28)	(1.4)
Utilities and Maintenance	1,104	395	709	179.5
Real Estate Taxes	1,888	461	1,427	309.5
Insurance	167	92	75	81.5
Property Management	118	99	19	19.2
Total Segment Expense	8,559	4,897	3,662	74.8
Segment Operating Profit	$3,314	$965	$2,349	243.4%

2005 Annual Report 32

	(in thousands)
	2004	2003	Change	% Change
MULTI-FAMILY RESIDENTIAL
Real Estate Revenue	$59,294	$56,036	$3,258	5.8%
Expenses
Mortgage Interest	17,647	16,387	1,260	7.7
Depreciation/amortization related to real estate investments	10,310	9,390	920	9.8
Utilities and Maintenance	12,496	10,805	1,691	15.7
Real Estate Taxes	6,675	6,386	289	4.5
Insurance	2,001	1,460	541	37.1
Property Management	6,225	5,495	730	13.3
Total Segment Expense	55,354	49,923	5,431	10.9
Segment Operating Profit	$3,940	$6,113	$(2,173)	(35.5%)

Factors Impacting Segment Expenses and Operating Profit

Depreciation/amortization related to real estate investments.  Depreciation/amortization related to real estate investments increased significantly in our Commercial Office and Commercial Medical segments in fiscal year 2005 compared to fiscal year 2004 (increasing 79.2% and 78.2%, respectively), and in our Commercial Office segment in fiscal year 2004 compared to fiscal year 2003 (increasing 221.0%).  These increases were a result of the implementation of SFAS No. 141, which establishes standards for valuing in-place leases in purchase transactions.  The Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the building and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period.

Changes in Expenses and Net Income

Operating income for fiscal year 2005 decreased to $9.7 million from $10.2 million in fiscal year 2004, and was $13.3 million in fiscal year 2003. Our net income available to common shareholders for fiscal year 2005 was $12.7 million, compared to $9.4 million in fiscal year 2004 and $12.2 million in fiscal year 2003. On a per common share basis, net income was $0.30 per common share in fiscal year 2005, compared to $0.24 per common share in fiscal year 2004 and $0.38 in fiscal year 2003.

These changes in operating income and net income result from the changes in revenues and expenses detailed below:

Changes in net income for fiscal year 2005 resulted from:

(in thousands)
An increase in net rental income primarily due to new acquisitions (rents, less utilities, maintenance, taxes, insurance and management)	$17,126
An increase in income from discontinued operations, net	5,160
An increase in non-operating income	338
A decrease in minority interest of operating partnership income	402
A decrease in minority interest of other partnership’s income	378

These increases were partially offset by:

An increase in interest expense primarily due to debt placed on new acquisitions	(5,594)
An increase in depreciation/amortization expense related to real estate investments	(9,833)
An increase in operating expenses, administrative, advisory & trustee services	(1,469)
An increase in amortization expense	(717)
A decrease in gain on sale of other investments	(155)
An increase in dividends to preferred shareholders	(2,339)
Total increase in fiscal 2005 net income available to common shareholders	$3,297

2005 Annual Report 33

Changes in net income for fiscal year 2004 resulted from:

(in thousands)
An increase in net rental income (rents, less utilities, maintenance, taxes, insurance and management)	$9,811
A decrease in minority interest of operating partnership income	1,021
A decrease in minority interest of other partnerships’ income	177

These increases were partially offset by:

A decrease in income from discontinued operations, net	(370)
A decrease in non-operating income	(414)
An increase in interest expense	(6,149)
An increase in depreciation/amortization expense related to real estate investments	(5,579)
An increase in operating expenses, administrative, advisory & trustee services	(873)
An increase in amortization expense	(275)
A decrease in gain on sale of other investments	(157)
An increase in dividends to preferred shareholders	(33)
Total decrease in fiscal 2004 net income available to common shareholders	$(2,841)

Factors Impacting Net Income During Fiscal Year 2005 as Compared to Fiscal Year 2004

Compared to the prior two fiscal years, there were a number of factors that continued to limit the growth of our total revenue and ultimately negatively impacted our net income. A discussion of the factors having the greatest impact on our business compared to the prior two fiscal years is set forth below. In management’s opinion, most of these negative influences show signs of lessening in the next twelve months.

•   Increased economic vacancy and concessions. During fiscal year 2005, vacancy levels at our stabilized multi-family residential properties decreased slightly throughout our entire portfolio to 9.2% compared to 9.4% at the end of fiscal year 2004, for economic occupancy levels of approximately 90.8% in fiscal year 2005 compared to approximately 90.6% in fiscal year 2004. “Economic Occupancy” is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing occupied units or square footage at contract rates, and vacant units or square footage at market rates. “Stabilized properties” are those properties that we have owned for the entirety of the periods being compared, and include properties that were redeveloped or expanded during the periods being compared. However, vacancy levels at our stabilized total commercial segment properties increased to 10.7%, from 7.4% at the end of fiscal year 2004, for economic occupancy levels of approximately 89.3% in fiscal year 2005 compared to approximately 92.6% in fiscal year 2004. A majority of the markets in which we operate continue to experience overall poor economic conditions in respect to job creation. The poor economic climate has translated into increased vacancy at many of our properties.

While occupancy levels at our multi-family residential properties showed signs of improvement during the last half of fiscal year 2005, our level of tenant concessions has not declined significantly, and results at our multi-family residential properties continue to be negatively influenced by the availability of low-interest mortgages to prospective home buyers.  To maintain physical occupancy levels at our multi-family residential properties, we may offer tenant incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties.  We estimate that rent concessions offered during fiscal year 2005 lowered our operating revenues by approximately $4.5 million, as compared to an estimated approximately $2.9 million reduction in operating revenues attributable to rent concessions offered in fiscal year 2004.

Our commercial vacancy is primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease. While not necessarily indicative of future business cycles, in past economic downturns, a recovery in occupancy levels generally trails the pick up in economic activity by twelve months or more. Despite some positive economic developments, we have yet to see a significant increase in demand for multi-family residential or commercial space. We continue to expect that demand in our markets for both apartments and commercial space will remain weak through the remainder of our current fiscal year 2006.

2005 Annual Report 34

•   Increased real estate taxes. Taxes imposed on our real estate properties increased by $2.0 million, or 12.3% for the fiscal year ended April 30, 2005. Of the increased real estate taxes, $2.4 million or 118.4% is attributable to the addition of new real estate acquired in fiscal 2005 and 2004, while ($0.4) million or (18.4)% is due to decreased costs for real estate taxes on existing real estate assets.

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

•   Increased maintenance expense. The maintenance expense category increased by $1.4 million or 9.4% for the fiscal year ended April 30, 2005, as compared to the corresponding period of fiscal year 2004. Of the increased maintenance costs for the fiscal year ended April 30, 2005, $2.2 million or 157.4% is attributable to the addition of new real estate acquired in fiscal 2005 and 2004, while $(0.8) million or (57.4)% is due to decreased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•   Increased utility expense. The utility expense category increased by $1.3 million or 13.6% for the fiscal year ended April 30, 2005, as compared to fiscal year 2004. Of the increased utility costs, $1.3 million or 102.1% is attributable to the addition of new real estate acquired in fiscal 2005 and 2004, while $(0.03) million or (2.1)% is due to decreased costs for utilities on existing real estate assets. Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent. For our other noncommercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased utility costs. Since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters has a large impact on our utility costs.

•   Increased administrative and operating expense. Administrative and operating expenses increased by $1.5 million or 38.6% for the fiscal year ended April 30, 2005, as compared to fiscal year 2004. Of this increase in administrative and operating expense for the fiscal year ended April 30, 2005, $1.0 million or 70.1% was due to employee related costs. Over the past year, we have hired seven new employees. The addition of these new employees, together with increases in the wages and benefits paid to existing employees, account for a significant portion of the increase in administrative and operating costs for the fiscal year ended April 30, 2005.  In addition, in common with other public companies, we have experienced a significant increase in accounting fees and other costs, primarily as a result of certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), in particular the internal controls report and attestation requirements of Section 404 of Sarbanes-Oxley.

•   Increase in mortgage  interest expense. Our mortgage debt increased $75.4 million or 11.9% for the fiscal year ended April 30, 2005. Our mortgage interest expense increased by $6.4 million or 16.2% for the fiscal year ended April 30, 2005, as compared to fiscal year 2004. Of the increased interest expense for the fiscal year ended April 30, 2005, $6.9 million or 106.3% is attributable to the addition of new real estate, while interest expenses on existing real estate assets decreased by $(0.4) million or (6.3)%, due primarily to lower interest rates on mortgages.

•   Increase in amortization expense. In accordance with SFAS No. 141, “Business Combinations,” which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the building and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization

2005 Annual Report 35

period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders.

Factors Impacting Net Income During Fiscal Year 2004 as Compared to Fiscal Year 2003

•   Increased economic vacancy. During fiscal year 2004, vacancy levels at our stabilized multi-family residential properties continued to increase throughout our entire portfolio to 9.5% compared to 8.8% at the end of fiscal year 2003, for economic occupancy levels of approximately 90.5% in fiscal year 2004 compared to approximately 91.2% in fiscal year 2003. “Economic Occupancy” is defined as total possible revenue less vacancy loss as a percentage of total possible revenue. Total possible revenue is determined by valuing occupied units or square footage at contract rates, and vacant units or square footage at market rates. “Stabilized properties” are those properties that we have owned for the entirety of the periods being compared, and include properties that were redeveloped or expanded during the periods being compared. Likewise, vacancy levels at our stabilized commercial properties increased to 6.7%, from 3.6% at the end of fiscal year 2003, for economic occupancy levels of approximately 93.3% in fiscal year 2004 compared to approximately 96.4% in fiscal year 2003. A majority of the markets in which we operate continued to experience overall poor economic conditions, in respect of job creation. The poor economic climate translated into increased vacancy at many of our properties. Our commercial vacancy was primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease.

•   Increased real estate taxes. Taxes imposed on our real estate properties increased by $3.6 million, or 27.6% for the fiscal year ended April 30, 2004. Of the increased real estate taxes, $1.0 million or 27.8% was attributable to the addition of new real estate acquired in fiscal 2004, while $2.6 million or 72.2% was due to increased costs for real estate taxes on existing real estate assets. Most of our new property acquisitions in fiscal year 2004 were in Minnesota, a jurisdiction with higher property taxes than North Dakota and the other states in which we own property.

Under the terms of most of our commercial leases, the full cost of real estate tax is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our real estate tax costs must be collected from tenants in the form of a general rent increase. While we implemented selected rent increases, economic conditions and increased vacancy levels prevented us from raising rents in the amount necessary to fully recover our increased real estate tax costs. To further compound the problem, a number of states in which we operate continued to face state budget shortfalls. Our experience is that such shortfalls translate into local governments raising property taxes.

•   Increased maintenance expense. The maintenance expense category increased by $3.6 million or 32.0% for the fiscal year ended April 30, 2004, as compared to the corresponding period of fiscal year 2003. Of the increased maintenance costs for the fiscal year ended April 30, 2004, $1.1 million or 30.5% was attributable to the addition of new real estate acquired in fiscal years 2004 and 2003, while $2.5 million or 69.5% was due to increased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase. While we implemented selected rent increases, economic conditions and increased vacancy levels prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•   Increased utility expense. The utility expense category increased by $2.1 million or 28.3% for the fiscal year ended April 30, 2004, as compared to fiscal year 2003. Of the increased utility costs, $0.8 million or 38.1% was attributable to the addition of new real estate acquired in fiscal years 2003 and 2004, while $1.6 million or 76.2% was due to increased costs for utilities on existing real estate assets and $(.3) related to 2005 discontinued operations.  Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent. For our other noncommercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase. While we implemented selected rent increases, economic conditions and increased vacancy levels prevented us from raising rents in the amount necessary to fully recover our increased utility costs. Since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters has a large impact on our utility costs.

2005 Annual Report 36

•   Increased administrative and operating expense. Administrative and operating expenses increased by $0.9 million or 30.1% for the fiscal year ended April 30, 2004, as compared to fiscal year 2003. Of this increase in administrative and operating expense for the fiscal year ended April 30, 2004, $0.7 million or 77.8% was due to employee related costs. In fiscal year 2004, we hired six new employees. The addition of these new employees, together with increases in the wages and benefits paid to existing employees, account for the increase in administrative and operating costs for the fiscal year ended April 30, 2004.

•   Increased insurance premiums. Insurance expense increased by $0.8 million or 37.6% for the fiscal year ended April 30, 2004, compared to the prior fiscal year. Of the increased insurance costs, $0.2 million or 25% was attributable to the addition of new real estate during fiscal years 2003 and 2004, while $0.6 million or 75% was due to increased premium costs for coverage on existing real estate assets. Under the terms of most of our commercial leases, the full cost of insurance is paid by the tenant as additional rent. For our other real estate properties, any increase in our insurance costs must be collected from tenants in the form of a general rent increase. While we implemented selected rent increases, economic conditions and increased vacancy levels prevented us from raising rents in the amount necessary to fully recover our increased insurance costs.

•   Increase in interest expense. Our mortgage debt increased $94 million or 17.4% for the fiscal year ended April 30, 2004. Our mortgage interest expense increased by $5.7 million or 16.6% for the fiscal year ended April 30, 2004, as compared to fiscal year 2003, due to the fact that interest rates on new mortgages incurred during 2004 were lower than rates on mortgages in prior periods. Of the increased interest expense for the fiscal year ended April 30, 2004, $2.3 million or 41.1% was attributable to the addition of new real estate, while interest expenses on existing real estate assets increased by $3.3 million or 58.9%, due primarily to increased borrowing on existing real estate assets.

Comparison of Results from Commercial and Residential Properties

The following table presents an analysis of the relative investment in, and financial contribution of, our commercial and multi-family residential properties over the past three fiscal years:

	(in thousands)		(in thousands)		(in thousands)
Fiscal Years Ended April 30	2005	%	2004	%	2003	%
Real Estate Investments – net of accumulated depreciation
Commercial Office	$330,338	31.1%	$271,823	27.6%	$225,076	26.7%
Commercial Medical	192,478	18.1%	160,662	16.3%	122,547	14.6%
Commercial Industrial	53,040	5.0%	54,201	5.5%	52,283	6.2%
Commercial Retail	110,913	10.5%	112,790	11.5%	93,112	11.1%
Multi-Family Residential	374,575	35.3%	384,374	39.1%	348,100	41.4%
Total	$1,061,344	100.0%	$983,850	100.0%	$841,118	100.0%
Gross Real Estate Rental Revenues
Commercial Office	$48,648	31.1%	$39,919	29.9%	$31,159	27.8%
Commercial Medical	25,794	16.5%	15,876	11.9%	13,168	11.7%
Commercial Industrial	6,459	4.1%	6,634	5.0%	5,846	5.2%
Commercial Retail	15,339	9.8%	11,873	8.9%	5,862	5.3%
Multi-Family Residential	60,207	38.5%	59,294	44.3%	56,036	50.0%
Total	$156,447	100.0%	$133,596	100.0%	$112,071	100.0%

2005 Annual Report 37

Total Commercial Segments Properties - Analysis of Lease Expirations and Credit Risk

The following table shows the annual lease expiration percentages for the total commercial segments properties owned by us as of April 30, 2005, for fiscal years 2006 through 2015 and the leases that will expire during fiscal year 2016 and beyond.

Fiscal Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Commercial Segments Leased Square Footage	(in thousands) Annualized Base Rent of Expiring Leases at Expiration
2006	503	6.3%	$2,220
2007	891	11.1%	3,930
2008	834	10.4%	5,192
2009	721	9.0%	3,614
2010	479	6.0%	2,682
2011	986	12.3%	3,956
2012	320	4.0%	2,035
2013	138	1.7%	1,674
2014	236	2.9%	1,461
2015	88	1.1%	1,114
2016 and beyond	1,454	18.2%	86,993

The following table lists our top ten commercial tenants on April 30, 2005, for the total commercial segments properties owned by us as of April 30, 2005, based upon minimum rents in place as of April 30, 2005:

(in thousands)
Lessee	% of Total Commercial Segments Minimum Rents as of April 30, 2005
St. Luke’s Hospital	5.0%
Edgewood Living Communities, Inc.	3.7%
Best Buy	3.1%
Healtheast - Woodbury & Maplewood	2.5%
Allina Health	2.3%
Microsoft - Great Plain	2.3%
St. Paul Companies	2.2%
Nebraska Orthopaedic Hospital	2.1%
Smurfit - Stone Container Corp.	1.9%
Wilson’s The Leather Experts Inc.	1.8%
All Others	73.1%
Total Monthly Rent as of April 30, 2005	100.0%

Results on a “Stabilized Property” Basis

The following tables present results on a stabilized property basis for fiscal year 2005 compared to fiscal year 2004, and for fiscal year 2004 compared to fiscal year 2003, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties.  Property Segment Operating Profit should not be considered an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance.  For a reconciliation of segment operating profit to the consolidated financial statements, see Note 12 of the Notes to Consolidated Financial Statements in this report.  We analyze and compare results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded form this analysis).  This comparison allows us to evaluate the performance of existing properties and their contribution to net income.  The fiscal year 2004 results presented in the first table below are not identical to the fiscal year 2004 results presented in the second table, because the properties comprising our stabilized property portfolio vary from year to year, due to our ongoing acquisition and disposition activity.

Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how our properties are performing year over year. Management uses this measure to assess

2005 Annual Report 38

whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements.

Fiscal year 2005 compared to fiscal year 2004:

	(in thousands)
Fiscal Years Ended April 30	2005	2004	% Change
Multi-Family Residential
Real Estate Revenue	$55,092	$55,504	(0.7%)
Expenses
Utilities & Maintenance	11,444	11,745	(2.6%)
Property Management	5,989	5,774	3.7%
Real Estate Taxes	6,514	6,373	2.2%
Insurance	1,375	1,882	(26.9%)
Depreciation and Amortization	10,019	9,695	3.3%
Mortgage Interest	16,657	16,711	(0.3%)
Total Expenses	$51,998	$52,180	(0.3%)
Property Segment Operating Profit	$3,094	$3,324	(6.9%)
Commercial Office
Real Estate Revenue	$32,930	$35,584	(7.5%)
Expenses
Utilities & Maintenance	6,771	7,607	(11.0%)
Property Management	1,507	1,589	(5.2%)
Real Estate Taxes	4,989	5,122	(2.6%)
Insurance	353	403	(12.4%)
Depreciation and Amortization	5,662	5,448	3.9%
Mortgage Interest	9,630	10,202	(5.6%)
Total Expenses	$28,912	$30,371	(4.8%)
Property Segment Operating Profit	$4,018	$5,213	(22.9%)
Commercial Medical
Real Estate Revenue	$15,491	$15,171	2.1%
Expenses
Utilities & Maintenance	2,292	2,046	12.0%
Property Management	760	1,005	(24.4%)
Real Estate Taxes	1,293	1,449	(10.8%)
Insurance	149	133	12.0%
Depreciation and Amortization	2,811	2,710	3.7%
Mortgage Interest	5,383	5,521	(2.5%)
Total Expenses	$12,688	$12,864	(1.4%)
Property Segment Operating Profit	$2,803	$2,307	21.5%
Commercial Industrial
Real Estate Revenue	$5,961	$6,614	(9.9%)
Expenses
Utilities & Maintenance	229	251	(8.8%)
Property Management	91	98	(7.1%)
Real Estate Taxes	709	764	(7.2%)
Insurance	72	65	10.8%
Depreciation and Amortization	1,256	1,242	1.1%
Mortgage Interest	2,171	2,092	3.8%
Total Expenses	$4,528	$4,512	0.4%
Property Segment Operating Profit	$1,433	$2,102	(31.8%)
Commercial Retail
Real Estate Revenue	$12,022	$11,169	7.6%
Expenses
Utilities & Maintenance	1,085	1,004	8.1%
Property Management	68	50	36.0%
Real Estate Taxes	1,650	1,821	(9.4%)
Insurance	139	151	(7.9%)

2005 Annual Report 39

	(in thousands)
Commercial Retail, continued	2005	2004	% Change
Depreciation and Amortization	$1,913	$1,861	2.8%
Mortgage Interest	3,383	3,229	4.8%
Total Expenses	$8,238	$8,116	1.5%
Property Segment Operating Profit	$3,784	$3,053	23.9%
Total Stabilized Segment Operating Profit	$15,132	$15,999	(5.4%)
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$34,951	$9,554
Expenses – Non-Stabilized
Utilities & Maintenance	$5,368	$1,840
Property Management	2,156	845
Real Estate Taxes	3,463	1,050
Insurance	526	200
Depreciation and Amortization	11,813	2,723
Mortgage Interest	9,103	2,130
Total Segment Operating Profit	$17,654	$16,765

Fiscal year 2004 compared to fiscal year 2003:

	(in thousands)
Fiscal Years Ended April 30	2004	2003	% Change
Multi-Family Residential
Real Estate Revenue	$58,511	$59,100	(1.0%)
Expenses
Utilities & Maintenance	12,299	11,380	8.1%
Property Management	6,208	5,951	4.3%
Real Estate Taxes	6,643	6,697	(0.8%)
Insurance	1,958	1,527	28.2%
Mortgage Interest	17,490	17,276	1.2%
Loss on Impairment of Real Estate	62	0	0.0%
Total Expenses	$44,660	$42,831	4.3%
Property Segment Operating Profit	$13,851	$16,269	(14.9%)
Commercial Office
Real Estate Revenue	$29,941	$28,616	4.6%
Expenses
Utilities & Maintenance	6,007	4,869	23.4%
Property Management	1,233	1,255	(1.8%)
Real Estate Taxes	4,298	4,131	4.0%
Insurance	346	310	11.6%
Mortgage Interest	8,833	8,822	0.1%
Total Expenses	$20,717	$19,387	6.9%
Property Segment Operating Profit	$9,224	$9,229	(0.1%)
Commercial Medical
Real Estate Revenue	$11,720	$11,641	0.7%
Expenses
Utilities & Maintenance	1,424	1,552	(8.2%)
Property Management	503	634	(20.7%)
Real Estate Taxes	850	904	(6.0%)
Insurance	89	73	21.9%
Mortgage Interest	4,331	4,583	(5.5%)
Total Expenses	$7,197	$7,746	(7.1%)
Property Segment Operating Profit	$4,523	$3,895	16.1%
Commercial Industrial
Real Estate Revenue	$3,118	$3,300	(5.5%)
Expenses
Utilities & Maintenance	56	78	(28.2%)
Property Management	30	23	30.4%
Real Estate Taxes	184	161	14.3%

2005 Annual Report 40

	(in thousands)
Commercial Industrial, continued	2004	2003	% Change
Insurance	$19	$15	26.7%
Mortgage Interest	1,010	1,034	(2.3%)
Total Expenses	$1,299	$1,311	(0.9%)
Property Segment Operating Profit	$1,819	$1,989	(8.5%)
Commercial Retail
Real Estate Revenue	$4,182	$4,799	(12.9%)
Expenses
Utilities & Maintenance	284	243	16.9%
Property Management	50	98	(49.0%)
Real Estate Taxes	398	398	0.0%
Insurance	52	65	(20.0%)
Mortgage Interest	1,348	1,436	(6.1%)
Total Expenses	$2,132	$2,240	(4.8%)
Property Segment Operating Profit	$2,050	$2,559	(19.9%)
Total Stabilized Segment Operating Profit	$31,467	$33,941	(7.3%)
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$32,752	$11,075
Expenses – Non-Stabilized
Utilities & Maintenance	$5,741	$1,668
Property Management	1,711	354
Real Estate Taxes	4,786	1,259
Insurance	483	164
Depreciation and Amortization	24,817	19,253
Mortgage Interest	8,617	2,803
Total Segment Operating Profit	$18,064	$19,515

Property Acquisitions

IRET Properties added $146.4 million of real estate investments to its portfolio during fiscal year 2005, compared to $170.3 million added in fiscal year 2004. The fiscal year 2005 and 2004 additions are detailed below.

Fiscal 2005 (May 1, 2004 to April 30, 2005)

(in thousands)
Fiscal 2005 Acquisitions	Purchase Price
Multi-Family Residential
54-unit Southbrook Court and Mariposa Lane Townhomes - Topeka, KS	$5,500
36-unit Legacy 5 - Grand Forks, ND	2,738
36-unit Legacy 6 - Grand Forks, ND	2,607
140-unit Olympik Village - Rochester, MN	7,100
$17,945
Commercial Property - Office
26,186 sq. ft. Plymouth I Office Building - Plymouth, MN	$1,864
26,186 sq. ft. Plymouth II Office Building - Plymouth, MN	1,748
26,186 sq. ft. Plymouth III Office Building - Plymouth, MN	2,214
79,377 sq. ft. Northgate I Office Building - Maple Grove, MN	8,175
185,000 sq. ft. Crosstown Circle Office Building - Eden Prairie, MN	22,000
81,173 sq. ft. Highlands Ranch II Office Building - Highlands Ranch, CO	12,800
86,428 sq. ft. Wells Fargo Center - St. Cloud, MN	9,201
153,947 sq. ft. US Bank - Bloomington, MN	20,300
$78,302
Commercial Property - Medical
52,300 sq. ft. Nebraska Orthopaedic Hospital Expansion Project - Omaha, NE	$20,597
45,081 sq. ft. Pavilion I Clinic - Duluth, MN	10,900
60,294 sq. ft. High Pointe Health Campus Phase I (East Metro Medical Building) - Lake Elmo, MN	13,050
$44,547

2005 Annual Report 41

(in thousands)
Fiscal 2005 Acquisitions, continued	Purchase Price
Commercial Property - Retail
46,720 sq. ft. Sleep Inn Hotel - Brooklyn Park, MN	$2,750
4,000 sq. ft. single tenant retail building (former Payless building) - Fargo, ND	375
$3,125
Unimproved Property
* Legacy VII - Grand Forks, ND	$2,443
$2,443
Total Fiscal 2005 Property Acquisitions	$146,362

* = Property not placed in service at April 30, 2005. Additional costs were still to be incurred.

Fiscal 2004 (May 1, 2003 to April 30, 2004)

(in thousands)
Fiscal 2004 Acquisitions	Purchase Price
Multi-Family Residential
240-unit Colonial Villa - Burnsville, MN	$13,850
115-unit Boulder Court Apartments - Eagan, MN	6,600
151-unit Winchester/Village Green Townhouses - Rochester, MN	8,900
160-unit Brookfield Village - Topeka , KS	7,250
60-unit Monticello Village Apartments - Monticello, MN	4,200
$40,800
Commercial Property - Office
30,464 sq. ft. Benton Business Park - Sauk Rapids, MN	$1,600
24,000 sq. ft. West River Business Park - Waite Park, MN	1,500
190,758 sq. ft. Golden Hills Office Center - Golden Valley, MN	27,500
175,610 sq. ft. Brown Deer Road - Milwaukee, WI	13,500
106,207 sq. ft. TCA Building - Eagan, MN	13,000
20,000 sq. ft. Metris - Duluth, MN	2,950
27,000 sq. ft. Minnesota National Bank - Duluth, MN	2,100
30,000 sq. ft. UHC Office - International Falls, MN	2,500
$64,650
Commercial Property - Medical
76,870 sq. ft. Edgewood Vista Phase II - Virginia, MN	$5,100
9,052 sq. ft. Fresenius - Duluth, MN	1,800
28,928 sq. ft. Mariner Clinic - Superior, WI	4,100
20,512 sq. ft. Denfeld Clinic - Duluth, MN	3,336
18,810 sq. ft. Wells Clinic - Hibbing, MN	2,900
74,800 sq. ft. Pavilion II - Duluth, MN	19,500
12,444 sq. ft. Gateway Clinic - Sandstone, MN	1,900
$38,636
Commercial Property - Industrial (miscellaneous commercial property)
35,000 sq. ft. API Building - Duluth, MN	$2,000
59,600 sq. ft. Lighthouse - Duluth, MN	2,100
$4,100
Commercial Property – Retail
213,271 sq. ft. Buffalo Mall - Jamestown, ND	$4,275
104,928 sq. ft. Westgate Shopping Center - St. Cloud, MN	6,575
36,542 sq. ft. Denfeld Retail Center - Duluth, MN	5,164
25,400 sq. ft. South Pond Retail Center - Champlin, MN	3,700
15,597 sq. ft. Tool Crib - Duluth, MN	2,000
$21,714
Unimproved Property
** Legacy V - Grand Forks, ND	$214
** Legacy VI - Grand Forks, ND	93
** Legacy VII - Grand Forks, ND	93
$400
Total Fiscal 2004 Property Acquisitions	$170,300

** = Property not placed in service at April 30, 2004. Additional costs were still to be incurred.

2005 Annual Report 42

Property Dispositions

During fiscal year 2005, IRET Properties disposed of 17 properties and one undeveloped property for an aggregate sale price of $48.9 million, compared to six properties and two parcels of undeveloped land sold for $4.4 million in total during fiscal year 2004. Real estate assets sold by IRET during fiscal year 2005 were as follows:

	(in thousands)
Fiscal 2005 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
204-unit Ivy Club Apartments - Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums - Beulah, ND	96	96	0
36-unit Parkway Apartments - Beulah, ND	159	159	0
18-unit Dakota Arms Apartments - Minot, ND	825	566	259
100-unit Van Mall Woods Apartments - Vancouver, WA	6,900	5,625	1,275
192-unit Century Apartments - Williston, ND	4,599	2,658	1,941
18-unit Bison Apartments - Carrington, ND	215	161	54
17-unit Bison Apartments - Cooperstown, ND	185	135	50
Commercial - Office
62,585 sq. ft. Flying Cloud Building - Eden Prairie, MN	5,750	5,750	0
Commercial - Medical (assisted living facility)
97,821 sq. ft. Edgewood Vista - Minot, ND	7,210	5,676	1,534
5,100 sq. ft. Edgewood Vista - Belgrade, MT	509	433	76
5,100 sq. ft. Edgewood Vista - Columbus, NE	509	435	74
5,100 sq. ft. Edgewood Vista - Grand Island, NE	509	434	75
16,392 sq. ft. Edgewood Vista - East Grand Forks, MN	1,639	1,312	327
Commercial – Retail
30,000 sq. ft. Barnes & Noble Store - Fargo, ND	4,590	2,916	1,674
18,040 sq. ft. Petco Store - Fargo, ND	2,160	1,209	951
4,800 sq. ft. single tenant retail building (former Tom Thumb store) - Ham Lake, MN	650	518	132
Undeveloped Property
205,347 sq. ft. parcel of vacant land - Libby, MT	151	151	0
Total Fiscal 2005 Property Dispositions	$48,906	$40,304	$8,602

2005 Annual Report 43

Properties sold by IRET during fiscal 2004 were as follows:

	(in thousands)
Fiscal 2004 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
20-unit MCA Royal Suites - Minot, ND	$410	$364	$46
Commercial - Medical (assisted living facility)
11,800 sq. ft. Edgewood Vista - Billings, MT	1,101	941	160
11,800 sq. ft. Edgewood Vista - Sioux Falls, SD	1,101	936	165
Commercial – Industrial
13,600 sq. ft. Pioneer Seed - Moorhead, MN	500	498	2
Commercial – Retail
6,225 sq. ft. Interstate Bakery - St. Paul, MN	420	317	103
3,575 sq. ft. Tom Thumb - Sauk Rapids, MN	275	247	28
Undeveloped Property
159,866 sq. ft. Sunset Trail III - Rochester, MN	400	364	36
35,697 sq. ft. Prior Lake II - Prior Lake, MN	160	52	108
Total Fiscal 2004 Property Dispositions	$4,367	$3,719	$648

Funds From Operations

IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) in 1991, as clarified in 1995, 1999 and 2002. NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”  Because of limitations of the FFO definition adopted by NAREIT, IRET has made certain interpretations in applying the definition.  IRET believes all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.

IRET management considers that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, is useful to investors in providing an additional perspective on IRET’s operating results.   Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time.  However, real estate asset values have historically risen or fallen with market conditions.  NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by GAAP may not reflect underlying economic realities.  Additionally, the exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets, allows IRET management and investors better to identify the operating results of the long-term assets that form the core of IRET’s investments, and assists in comparing those operating results between periods.  FFO is used by IRET’s management and investors to identify trends in occupancy rates, rental rates and operating costs.

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

2005 Annual Report 44

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2005 increased to $42.3 million, compared to $36.6 million and $34.2 million for the fiscal years ended April 30, 2004 and 2003, respectively.

Reconciliation of Net Income to Funds From Operations

For the years ended April 30, 2005, 2004 and 2003:

	(in thousands, except per share amounts)
Fiscal Years Ended April 30,	2005				2004				2003
	Amount	Weighted Avg Shares and Units (2)		Per Share and Unit (3)	Amount	Weighted Avg Shares and Units (2)		Per Share and Unit (3)	Amount	Weighted Avg Shares and Units (2)	Per Share and Unit (3)

Net income	$15,076		$		$9,440		$		$12,248		$
Less dividends to preferred shareholders	(2,372)				(33)				0
Net income available to common shareholders	12,704	43,214.30			9,407	39,257.24			12,248	32,574.38
Adjustments:
Minority interest in earnings of unitholders	3,873	12,621			2,752	11,176			3,899	10,041
Depreciation and Amortization(1)	34,342				25,079				19,626
Gains on depreciable property sales	(8,605)				(600)				(1,595)
Funds from operations applicable to common shares and Units	$42,314	55,835		$.76	$36,638	50,433		$.73	$34,178	42,615	$	. 80

(1) Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Consolidated Statements of Operations, totaling $35,356, $24,806 and $18,952, and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $441, $1,228 and $1,355, less corporate-related depreciation and amortization on office equipment and other assets of $200, $160 and $92 and less amortization of financing costs of $1,255, $795 and $589, for the fiscal years ended April 30, 2005, 2004 and 2003, respectively.

(2)  UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)  Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Cash Distributions

The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2005, 2004, and 2003:

Date	2005	2004	2003
July 1,	$.1605	$.1585	$.1540
October 1,	.1610	.1590	.1560
January 15,	.1615	.1595	.1570
April 1,	.1620	.1600	.1580
	$.6450	$.6370	$.6250

The fiscal year 2005 cash distributions increased 1% over the cash distributions paid during fiscal year 2004 and 3% over fiscal year 2003 distributions.

2005 Annual Report 45

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

Sources and Uses of Cash

As of April 30, 2005, the Company had three unsecured lines of credit in the amounts of $10.0 million, $10.0 million and $4.4 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of April 30, 2005. Borrowings under the lines of credit bear interest based on the following for each of the lines of credit described above: (1) Bremer Financial Corporation Reference Rate, (2) the highest New York Prime rate as published in the Wall Street Journal, and (3) the highest New York Prime rate as published in the Wall Street Journal. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank and First Western Bank expire September 14, 2005, and September 1, 2005, respectively.  The Company’s line of credit with First International Bank and Trust expires on December 7, 2005. The Company will seek to renew each of these three lines of credit prior to their expiration.

In addition to the above-described three unsecured lines of credit, the Company’s operating partnership, IRET Properties, in April 2004 entered into a $25.0 million unsecured bridge loan in connection with the Company’s acquisition of 15 commercial and medical properties located primarily in Duluth, Minnesota and the surrounding area (“Duluth Portfolio”). The bridge loan from Wells Fargo Bank, National Association was repaid on July 22, 2004, with the proceeds of mortgage loans placed against the properties in the Duluth Portfolio.

In February 2004, the Company filed a shelf registration statement on Form S-3 to offer for sale from time to time common shares and preferred shares. This registration statement was declared effective in April 2004. We may sell any combination of common shares and preferred shares up to aggregate initial offering price of $150 million during the period that the registration statement remains effective. On April 26, 2004, the Company issued 1.15 million shares of its 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A preferred shares”), with a $25.00 liquidation preference per share, under this registration statement. This offering generated net proceeds to the Company of approximately $27.3 million to fund property acquisitions, development, and improvements. The Series A preferred shares are redeemable by the Company at any time on or after April 26, 2009, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid distributions. Each Series A preferred share will receive an annual distribution equivalent to 8.25% of the liquidation preference per share (equivalent to a fixed annual amount of $2.06 per share).  In May 2004, the Company completed the sale of 0.5 million of its common shares of beneficial interest in a public offering under this registration statement, at a price of $10.10 per share, resulting in net proceeds to the Company of approximately $5.2 million. In a public offering commenced in October 2004 and closed in November 2004, the Company issued approximately 1.4 million common shares under this registration statement, at a price of $10.15 per share, resulting in net proceeds to the

2005 Annual Report 46

Company of approximately $13.4 million. As of April 30, 2005, the Company had available securities under this registration statement in the aggregate amount of approximately $101.5 million.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  Approximately 2.0 million units were issued in connection with property acquisitions during fiscal year 2005, and approximately 2.0 million units were issued in connection with property acquisitions during fiscal year 2004.

As a result of the sales of common shares described above and the conversion of UPREIT units, shareholder equity increased during fiscal 2005 by $15.8 million. Additionally, the equity capital of the Company was increased by $20.1 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital for the Company of $35.9 million.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. During fiscal year 2005, 1.1 million common shares were issued under this plan, with an additional 1.1 million common shares issued during fiscal year 2004.

Cash and cash equivalents on April 30, 2005 totaled $23.5 million, compared to $31.7 million and $18.0 million on the same date in 2004 and 2003, respectively. Net cash provided from operating activities increased to $46.7 million in fiscal year 2005 from $28.7 million in fiscal year 2004, due primarily to increased net income and increase for non-cash item of depreciation and amortization. Net cash provided from operating activities in fiscal year 2003 was $37.9 million.

Net cash used in investing activities decreased to $68.9 million in fiscal year 2005, from $137.7 million in fiscal year 2004. Net cash used in investing activities was $65.7 million in fiscal year 2003. This decrease resulted because of a lower level of property investment activity during the year. Net cash provided from financing activities also decreased to $14.0 million during fiscal year 2005, from $122.7 million during fiscal year 2004, due to fewer offerings of equity securities compared to the previous year. Net cash provided from financing activities was $23.0 million during fiscal year 2003.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $708.6 million on April 30, 2005, due to the acquisition of new investment properties, from $633.1 million on April 30, 2004. Approximately 96.2% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2005, the weighted average rate of interest on the Company’s mortgage debt was 6.08%, compared to 7.17% on April 30, 2004.

Mortgage Loans Receivable. Mortgage loans receivable decreased to $0.6 million at April 30, 2005, from $4.9 million at April 30, 2004.

Real Estate Owned. Real estate owned increased to $1,179.9 million at April 30, 2005, from $1,082.8 million at April 30, 2004. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described in the “Property Acquisitions” and “Property Dispositions” subsections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Certificates. We discontinued the issuance of investment certificates in April 2002. As of April 30, 2005, $4.6 million of such certificates was outstanding.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2005, totaled $23.5 million, compared to $31.7 million on April 30, 2004. The increase in cash on hand from April 30, 2005, as compared to April 30, 2004, was due primarily to the sale of common shares in October and November 2004.

Marketable Securities. During fiscal year 2005, IRET increased its investment in marketable securities classified as available-for-sale to $2.5 million on April 30, 2005, from $2.3 million on April 30, 2004. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

2005 Annual Report 47

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership increased to 13.1 million units on April 30, 2005, compared to 11.8 million units outstanding on April 30, 2004. The increase in units outstanding at April 30, 2005 as compared to April 30, 2004, resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of units converted to shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2005 totaled 45.2 million compared to 41.7 million common shares outstanding on April 30, 2004. This increase in common shares outstanding from April 30, 2004, to April 30, 2005, was primarily due to the public offerings of common shares completed during fiscal year 2005, and to the issuance of common shares pursuant to our distribution reinvestment plan. Preferred shares of beneficial interest outstanding on April 30, 2005 and 2004 totaled 1.15 million.

Contractual Obligations and Other Commitments

The primary contractual obligations of the Company relate to its borrowings under its three lines of credit and mortgage notes payable. The Company’s lines of credit had no amounts outstanding at April 30, 2005. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2005, are included in the table below as “long-term debt.” The other debt category consists of a mortgage note payable on our Minneapolis, Minnesota office.

The Company has sold investment certificates to the public, with interest rates varying from 6.5% to 9.0% per annum. The sales of these investment certificates has been discontinued and the outstanding certificates will be redeemed at they mature. Amounts due in respect of these investment certificates are reflected in the “Investment Certificates” category below.

As of April 30, 2005, the Company is a tenant under operating ground leases on six of its properties. The Company pays a total of approximately $292,222 per year in rent under these ground leases, which have terms ranging from 7 to 90 years, and expiration dates ranging from July 2012 to April 2095.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant contractual obligations as of April 30, 2005, are summarized in the following table. The significant components in this category are costs for construction and expansion projects and capital improvements at the Company’s properties. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,068,300	$64,942	$150,924	$228,734	$623,700
Other Debt	$847	$275	$92	$480	$0
Investment Certificates	$4,636	$2,253	$2,383	$0	$0
Operating Lease Obligations	$19,044	$292	$601	$601	$17,500
Purchase Obligations	$1,369	$551	$818	$0	$0

Not included in the above table are the following completed and pending property acquisitions: as of April 30, 2005, the Company had signed purchase agreements to acquire two medical office buildings in St. Paul and Minneapolis, Minnesota, respectively, for purchase prices totaling $19.8 million.  These purchases closed on June 7, 2005.  See “Recent Developments” below, and Note 20, Subsequent Events, for further information on these purchases. Additionally, as of April 30, 2005, the Company had signed purchase agreements to acquire five office/industrial properties located in or near Omaha, Nebraska, for purchase prices totaling $7.25 million. These pending acquisitions are subject to certain closing conditions and contingencies, and no assurances can be given that these transactions will be completed.

2005 Annual Report 48

Off-Balance-Sheet Arrangements

As of April 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 30, 2005, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2005. On July 1, 2005, the Company paid a distribution of 16.25 cents per share on the Company’s common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 17, 2005. This distribution represented an increase of .05 cents or .3% over the previous regular quarterly distribution of 16.20 cents per common share/unit paid April 1, 2005.

Acquisitions. The Company closed on the following acquisitions subsequent to its April 30, 2005 fiscal year end:

Ritchie Medical Plaza and 2800 Medical Building.  On June 7, 2005, the Company closed on its acquisition of two medical office buildings in St. Paul and Minneapolis, Minnesota, respectively.  The Company paid approximately $10.8 million to acquire seven condominium units totaling 50,409 square feet in Ritchie Medical Plaza in St. Paul, and approximately $9.0 million to acquire the 2800 Medical Building in Minneapolis, an approximately 54,971 square foot building.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates. Even though our goal is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of our fixed rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2005, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.

	Future Principal Payments (in thousands)
Long Term Debt	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate	$17,724	$19,125	$38,877	$41,793	$104,776	$459,222	$681,517
Variable Rate	1,169	2,025	1,253	3,917	1,258	17,419	27,041
							$708,558
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate	$43,867	$43,396	$42,140	$38,946	$34,578	$143,380	$346,307
Variable Rate	2,182	2,108	2,000	1,782	1,684	3,679	13,435
							$359,742
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)  The weighted average interest rate on our debt as of April 30, 2005, was 6.08%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $27.0 million of variable rate indebtedness would increase our annual interest expense by $270,000.

2005 Annual Report 49

Marketable Securities. IRET’s investments in securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. As of April 30, 2005 and 2004, IRET had approximately $2.5 million and $2.3 million, respectively, of marketable securities classified as “available for sale,” consisting of securities of various issuers, primarily U.S. Government, U.S. agency and corporate bonds and bank certificates of deposit, held in IRET Properties’ security deposit account with Merrill Lynch. IRET had no securities classified as “available-for-sale” as of April 30, 2003. The values of these securities will fluctuate with changes in market interest rates.

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

IRET has entered into a cash management arrangement with US Bank with respect to IRET depository accounts at multiple US Bank locations. Account balances are swept daily to an IRET master account. Amounts in the master account are invested overnight in short-term U.S. Government securities and repurchase agreements secured by U.S. Government securities. Amounts invested were $2.0 million as of April 30, 2005, $7.5 million as of April 30, 2004, and $3.5 million as of April 30, 2003.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures:  As of April 30, 2005, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended).  Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Internal Control Over Financial Reporting:  There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

2005 Annual Report 50

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Investors Real Estate Trust (together with its consolidated subsidiaries, the “Company’), is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

As of April 30, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2005, is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the trustees of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005.

(The remainder of this page has been intentionally left blank.)

2005 Annual Report 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Investors Real Estate Trust and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements  as of and for the year ended April 30, 2005, of the Company and our report dated June 28, 2005, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
June 28, 2005

2005 Annual Report 52

Item 9B.  Other Information

None.

PART III

Item 10. Trustees and Executive Officers of the Registrant

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference. We do not have any equity compensation plans and, accordingly, are not required to include the disclosure required by Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference.

2005 Annual Report 53

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

III Real Estate Owned and Accumulated Depreciation

IV Investments in Mortgage Loans on Real Estate

3. Exhibits

See the list of exhibits set forth in part (b) below.

(b)         The following is a list of Exhibits to this Annual Report on Form 10-K. We will furnish a copy of any exhibit listed below to any security holder who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3.1         Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust, dated September 23, 2003, and incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders, filed with the SEC on August 13, 2003.

3.2         Second Restated Trustees’ Regulations (Bylaws), dated September 24, 2003, and incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2003, filed with the SEC on December 15, 2003.

3.3         Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated January 31, 1997, filed as Exhibit 3(ii) to the Registration Statement on Form S-11, effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant on February 18, 1997, (File No. 0-14851) and incorporated herein by reference.

3.4         Articles Supplementary classifying and designating 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, filed as Exhibit 3.2 to the Company’s Form 8-A filed on April 22, 2004, and incorporated herein by reference.

10.1       Member Control and Operating Agreement dated September 30, 2002, filed as Exhibit 10 to the Company’s Form 8-K filed October 15, 2003, and incorporated herein by reference.

10.2       Letter Agreement dated January 31, 2003, filed as Exhibit 10(i) to the Company’s Form 8-K filed February 27, 2003, and incorporated herein by reference.

10.3       Option Agreement dated January 31, 2003, filed as Exhibit 10(ii) to the Company’s Form 8-K filed February 27, 2003, and incorporated herein by reference.

2005 Annual Report 54

10.4       Financial Statements of T.F. James Company filed as Exhibit 10 to the Company’s Form 8-K filed January 31, 2003, and incorporated herein by reference.

10.5       Agreement for Purchase and Sale of Property dated February 13, 2004, by and between IRET Properties and the Sellers specified therein, filed as Exhibit 10.5 to the Company’s Form 10-K filed July 20, 2004, and incorporated herein by reference.

10.6       Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2005, and incorporated herein by reference.

21.1       Subsidiaries of Investors Real Estate Trust, filed herewith.

23.1       Consent of Deloitte & Touche LLP, filed herewith.

23.2       Consent of Brady, Martz & Associates P.C., filed herewith.

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

2005 Annual Report 55

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 13, 2005	Investors Real Estate Trust

	By:	/s/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller Jeffrey L. Miller	Trustee & Chairman	July 13, 2005

/s/ Daniel L. Feist Daniel L. Feist	Trustee & Vice Chairman	July 13, 2005

/s/ Thomas A. Wentz. Sr. Thomas A. Wentz, Sr.	President & Chief Executive Officer (Principal Executive Officer)	July 13, 2005

/s/ Timothy P. Mihalick Timothy P. Mihalick	Trustee, Senior Vice President & Chief Operating Officer	July 13, 2005

/s/ Thomas A. Wentz, Jr. Thomas A. Wentz, Jr.	Trustee & Senior Vice President	July 13, 2005

/s/ Diane K. Bryantt Diane K. Bryantt	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	July 13, 2005

/s/ Charles Wm. James Charles Wm. James	Trustee & Senior Vice President	July 13, 2005

/s/ John D. Stewart John D. Stewart	Trustee	July 13, 2005

/s/ Patrick G. Jones Patrick G. Jones	Trustee	July 13, 2005

/s/ Stephen L. Stenehjem Stephen L. Stenehjem	Trustee	July 13, 2005

2005 Annual Report 26

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
April 30, 2005, 2004 and 2003

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2005

and

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS

PO Box 1988
12 South Main Street
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

2005 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2005 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and subsidiaries (the “Company”) as of April 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries  as of April 30, 2005 and 2004, and the results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of April 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
June 28, 2005

2005 Annual Report F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees
Investors Real Estate Trust
and Subsidiaries
Minot, North Dakota

We have audited the consolidated statements of operations, shareholders’ equity, and cash flows of Investors Real Estate Trust and Subsidiaries for the fiscal year ended April 30, 2003.  These consolidated financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Investors Real Estate Trust and Subsidiaries for the year ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA
May 22, 2003 (June 23, 2005, as to the effects of discontinued operations in Note 12 and Note 13)

2005 Annual Report F-3

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2005 and 2004

	(in thousands)
	2005	2004
ASSETS
Real estate investments
Property owned	$1,179,856	$1,082,773
Less accumulated depreciation	(118,512)	(98,923)
	1,061,344	983,850
Undeveloped land	5,382	3,180
Mortgage loans receivable, net of allowance	619	4,893
Total real estate investments	1,067,345	991,923
Other Assets
Cash and cash equivalents	23,538	31,704
Marketable securities - available-for-sale	2,459	2,336
Receivable arising from straight-lining of rents, net of allowance	7,213	5,976
Accounts receivable – net of allowance	1,390	2,155
Real estate deposits	2,542	1,567
Prepaid and other assets, net of accumulated amortization	25,677	18,825
Tax, insurance, and other escrow	9,068	11,301
Property and equipment, net	2,462	2,292
Goodwill	1,441	1,441
Deferred charges and leasing costs – net	8,023	6,797
TOTAL ASSETS	$1,151,158	$1,076,317

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2005 Annual Report F-4

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
April 30, 2005 and 2004

	(in thousands)
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$22,914	$22,639
Notes payable	0	25,000
Mortgages payable	708,558	633,124
Investment certificates issued	4,636	7,074
Other debt	847	843
TOTAL LIABILITIES	736,955	688,680
COMMITMENTS AND CONTINGENCIES (NOTE 16)
MINORITY INTEREST IN OTHER PARTNERSHIPS	15,860	16,386
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	103,171	92,622
(13,114,460 units at April 30, 2005 and 11,819,350 units at April 30, 2004)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2005 and 2004, aggregate liquidation preference of $28,750,000)	27,317	27,343
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 45,187,676 shares at April 30, 2005, and 41,693,256 shares outstanding at April 30, 2004)	324,180	292,400
Accumulated distributions in excess of net income	(56,303)	(41,083)
Accumulated other comprehensive loss	(22)	(31)
Total shareholders’ equity	295,172	278,629
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,151,158	$1,076,317

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2005 Annual Report F-5

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2005, 2004, and 2003

	(in thousands, except per share data)
	2005	2004	2003
REVENUE
Real estate rentals	$130,906	$112,575	$97,463
Tenant reimbursement	25,541	21,021	14,608
TOTAL REVENUE	156,447	133,596	112,071
OPERATING EXPENSE
Interest	46,994	41,400	35,251
Depreciation/amortization related to real estate investments	33,675	23,842	18,263
Utilities	10,845	9,550	7,445
Maintenance	16,344	14,943	11,319
Real estate taxes	18,618	16,579	12,993
Insurance	2,614	2,834	2,060
Property management expenses	10,287	8,618	7,232
Property management related party	284	743	504
Administrative expense	3,845	2,673	2,051
Advisory and trustee services	103	104	113
Other operating expenses	1,434	1,136	876
Amortization	1,623	919	667
Amortization of related party costs	58	45	22
TOTAL OPERATING EXPENSE	146,724	123,386	98,796
Operating income	9,723	10,210	13,275
Non-operating income	986	648	1,062
Income before minority interest and discontinued operations and gain on sale of other investments	10,709	10,858	14,337
Gain on sale of other investments	3	158	315
Minority interest portion of operating partnership income	(1,918)	(2,320)	(3,341)
Minority interest portion of other partnerships’ income	(379)	(757)	(934)
Income from continuing operations	8,415	7,939	10,377
Discontinued operations, net	6,661	1,501	1,871
NET INCOME	15,076	9,440	12,248
Dividends to preferred shareholders	(2,372)	(33)	0
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,704	$9,407	$12,248
Earnings per common share from continuing operations	$.14	$.20	$.32
Earnings per share common from discontinued operations	.16	.04	.06
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.30	$.24	$.38

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2005 Annual Report F-6

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended April 30, 2005, 2004, and 2003

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPRE- HENSIVE (LOSS)	TOTAL SHARE- HOLDERS’ EQUITY
BALANCE MAY 1, 2002	0	$0	27,847	$163,377	$(17,798)	$0	$145,579
Comprehensive Income
Net income			0	0	12,248	0	12,248
Total comprehensive income							$12,248
Distributions			0	0	(20,334)	0	(20,334)
Distribution reinvestment plan			971	9,463	0	0	9,463
Sale of shares			7,027	65,245	0	0	65,245
Redemption of units for common shares			324	2,589			2,589
Fractional shares repurchased			(3)	(29)	0	0	(29)
BALANCE APRIL 30, 2003	0	0	36,166	240,645	(25,884)	0	214,761
Comprehensive Income
Net income			0	0	9,440	0	9,440
Unrealized loss for the period on securities available-for-sale			0	0	0	(31)	(31)
Total comprehensive income							$9,409
Distributions - common shares			0	0	(24,606)	0	(24,606)
Distributions – preferred shares			0	0	(33)	0	(33)
Distribution reinvestment plan			1,067	10,157	0	0	10,157
Sale of shares	1,150	27,343	4,068	38,307	0	0	65,650
Redemption of units for common shares			393	3,303			3,303
Fractional shares repurchased			(1)	(12)	0	0	(12)
BALANCE APRIL 30, 2004	1,150	27,343	41,693	292,400	(41,083)	(31)	278,629
Comprehensive Income
Net income			0	0	15,076	0	15,076
Unrealized gain for the period on securities available- for-sale			0	0	0	9	9
Total comprehensive income							$15,085
Distributions – common shares			0	0	(27,892)	0	(27,892)
Distributions – preferred shares			0	0	(2,404)	0	(2,404)
Distribution reinvestment plan			1,146	10,738	0	0	10,738
Sale of shares		(26)	1,652	15,774	0	0	15,748
Redemption of units for common shares			701	5,306			5,306
Fractional shares repurchased			(4)	(38)	0	0	(38)
BALANCE APRIL 30, 2005	1,150	$27,317	45,188	$324,180	$(56,303)	$(22)	$295,172

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2005 Annual Report F-7

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2005, 2004, and 2003

	(in thousands)
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$15,076	$9,440	$12,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,803	26,034	20,307
Minority interest portion of income	4,252	3,509	4,833
Gain on sale of real estate, land and other investments	(8,605)	(662)	(1,595)
Interest reinvested in investment certificates	243	303	375
Mortgage interest income	(79)	0	0
Loss on impairment of real estate investment	570	62	0
Bad debt expense	438	360	215
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,314)	(1,731)	(1,560)
(Increase)decrease in accounts receivable	457	(1,183)	1,967
(Increase)decrease in prepaid and other assets	1,517	(2,746)	1,208
(Increase)decrease in tax, insurance and other escrow	2,233	(3,098)	(1,698)
Increase in deferred charges and leasing costs	(2,921)	(2,426)	(1,909)
Increase in accounts payable, accrued expenses and other liabilities	611	3,469	3,386
Net cash provided by operating activities	48,281	28,727	37,862
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	0	2,500	0
Proceeds/payments of real estate deposits	(975)	(2,604)	85
Principal payments on mortgage loans receivable	4,274	3,232	5,889
Investment in mortgage loans receivable	0	(6,625)	(2,969)
Purchase of marketable securities - available-for-sale	(35)	(4,867)	0
Proceeds from sale of real estate, land and investments	47,877	3,743	10,527
Payments for acquisitions and improvement of properties	(121,544)	(135,658)	(82,664)
Proceeds from notes receivable	0	0	3,500
Net cash used by investing activities	(70,403)	(137,675)	(65,717)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issuance costs	15,742	38,307	31,913
Proceeds from sale of preferred shares, net of issuance costs	(26)	27,343	0
Proceeds from mortgages payable	115,460	130,191	43,925
Proceeds from minority partner Brenwood/Dixon	161	0	0
Proceeds from notes payable	13	49,988	14,100
Repurchase of shares and minority interest units	(38)	(12)	(29)
Distributions paid to common shareholders, net of reinvestment	(17,923)	(15,173)	(11,663)
Distributions paid to preferred shareholders	(2,207)	(33)	0
Distributions paid to unitholders of operating partnership	(7,318)	(6,330)	(5,461)
Distributions paid to other minority partners	(1,064)	(1,555)	(1,015)
Redemption of investment certificates	(2,682)	(2,264)	(16,527)
Principal payments on mortgages payable	(61,097)	(62,125)	(25,354)
Principal payments on notes payable and other debt	(25,065)	(35,649)	(6,903)
Net cash provided by financing activities	13,956	122,688	22,986
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(8,166)	13,740	(4,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,704	17,964	22,833
CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,538	$31,704	$17,964

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2005 Annual Report F-8

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2005, 2004, and 2003

	(in thousands)
	2005	2004	2003
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$9,969	$9,433	$8,678
UPREIT distribution reinvestment plan	769	724	785
Preferred dividends payable	197	33	0
Property acquired through issue of shares	32	0	33,333
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	21,071	25,660	61,258
Real estate investment acquired through assumption of notes payable	0	0	4,051
Mortgage loan receivable transferred to other assets	0	158	0
Mortgage loan receivable from sale of property	0	475	0
Mortgage loan receivable acquired through assumption of mortgage loans payable and accrual of costs	0	0	175
Other assets acquired	134	0	0
Assets acquired through the issuance of minority interest units in the operating partnership	20,071	19,851	8,860
Minority partner interest	0	2,701	1,486
Operating partnership units converted to shares	5,306	3,303	2,589
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on mortgages	$46,647	$41,197	$35,950
Interest on investment certificates	254	376	989
Interest on margin account and other	370	991	104
	$47,271	$42,564	$37,043

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2005 Annual Report F-9

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005, 2004, and 2003

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of April 30, 2005, IRET owned 65 multi-family residential properties with approximately 8,610 apartment units and 146 commercial properties, consisting of office, medical, industrial and retail properties, totaling approximately 8.0 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 77.5% as of April 30, 2005, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations with minority interests reflecting the minority partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets - Amendment of APB Opinion No. 29”.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.”  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company does not believe the adoption of SFAS No. 153 will have a material effect on the Company’s consolidated financial statements.

2005 Annual Report F-10

NOTE 2 • continued

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

REAL ESTATE ASSETS AND DEPRECIATION OF INVESTMENT IN REAL ESTATE

Real estate is recorded at cost less accumulated depreciation less an adjustment for impairment, if any. Asset acquisitions are recorded based upon preliminary allocations of the purchase price which are subject to adjustment as additional information is obtained, but in no case more than one year after the date of acquisition. The Company allocates the purchase price to the fair value of the tangible assets of an acquired property (which includes the land, building, and personal property) which are determined by valuing the property as if it were vacant and to fair value of the intangible assets (which include in-place leases.) The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis, independent appraisals, and reference to recent sales of comparables. A land value is assigned based on the purchase price if land is acquired separately or based on estimated market value if acquired in a merger or in a single or portfolio acquisition.

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

2005 Annual Report F-11

NOTE 2 • continued

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

IDENTIFIED INTANGIBLE ASSETS AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets that are determined to have finite lives based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the real estate property acquired (generally the life of the lease).  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

As of April 30, 2005 and 2004, respectively, the net carrying amounts of the Company’s identified intangible assets, which are included in prepaids and other assets, were $24,517,000 (this amount is net of accumulated depreciation and amortization totaling $7,617,000) and $16,147,000 (net of accumulated depreciation and amortization totaling $1,328,000).

As of April 30, 2005 and 2004, respectively, the net carrying amounts of the Company’s identified intangible liabilities were $1,119,000 (this amount is net of accumulated depreciation and amortization totaling $503,000) and $1,653,000 (net of accumulated depreciation and amortization totaling $94,000).

Goodwill of $1,645,000 was recorded by the Company in July 2000 from the purchase of the Company’s former advisor, Odell-Wentz & Associates LLC. Prior to its adoption of SFAS No. 142, the Company elected to amortize the goodwill over a fifteen-year period. Following adoption of SFAS No. 142 on May 1, 2002, the Company ceased amortization and annually reviews the fair market value of the asset, the carrying amount of which was $1,441,000 as of April 30, 2005, for impairment. The annual reviews for years ended April 30, 2005 and 2004 indicated no impairment.

PROPERTY AND EQUIPMENT

Property and equipment consists of the administrative office buildings and equipment contained at IRET’s headquarters in Minot, North Dakota, and the office and other locations in Minneapolis, Minnesota. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2005 and 2004, the cost was $3.2 million and $2.9 million, respectively. Accumulated depreciation was $0.7 million and $.6 million as of April 30, 2005 and 2004, respectively.

2005 Annual Report F-12

NOTE 2 • continued

MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable is stated at the outstanding principal balance, net of an allowance for uncollectibility. Interest income is accrued and reflected in the balance. Non-performing loans are recognized as impaired in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether the loan is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. An allowance is recorded to reduce impaired loans to their estimated fair value. Interest on impaired loans is recognized on a cash basis.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of the Company’s bank deposits and short-term investment certificates acquired subject to repurchase agreements, and the Company’s deposits in a money market mutual fund.

MARKETABLE SECURITIES

IRET’s investments in marketable securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. These securities are valued at current market value with the resulting unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2005, 2004 and 2003 is as follows:

	(in thousands)
	2005	2004	2003
Balance at beginning of year	$475	$115	$141
Provision	438	360	215
Write-off	(188)	0	(241)
Balance at close of year	$725	$475	$115

TAX, INSURANCE, AND OTHER ESCROW

Tax, insurance, and other escrow includes funds deposited with a lender for payment of real estate tax and insurance, and reserves for funds to be used for replacement of structural elements and mechanical equipment of certain projects. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.

2005 Annual Report F-13

NOTE 2 • continued

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

MINORITY INTERESTS

Interests in the Operating Partnership held by limited partners are represented by Units. The Operating Partnership’s income is allocated to holders of Units based upon the ratio of their holdings to the total Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to minority interests in accordance with the terms of the Operating Partnership agreement.

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

INCOME TAXES

IRET operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. The Company intends to distribute all of its taxable income and realized capital gains from property dispositions within the prescribed time limits and, accordingly, there is no provision or liability for income taxes shown on the accompanying consolidated financial statements.

IRET conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership. UPREIT status allows IRET to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.

REVENUE RECOGNITION

Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases. Rents recognized in advance of collection are reflected as receivable arising from straight-lining of rents, net of allowance for doubtful accounts.  Rent concessions, including free rent, are amortized on a straight-line basis over the terms of the related leases.

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

2005 Annual Report F-14

NOTE 2 • continued

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

IRET has entered into a cash management arrangement with First Western Bank with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis, account balances are invested in United States government securities sold to IRET by First Western Bank. IRET can require First Western Bank to repurchase such securities at any time, at a purchase price equal to what IRET paid for the securities plus interest. First Western Bank automatically repurchases securities when collected amounts on deposit in IRET’s deposit accounts fall below the maximum insurance amount, with the proceeds of such repurchases being transferred to IRET’s deposit accounts to bring the amount on deposit back up to the threshold amount. The amounts invested by IRET pursuant to the repurchase agreement are not insured by FDIC.

IRET has entered into a cash management arrangement with US Bank with respect to IRET depository accounts at multiple US Bank locations. Amounts in the master account are invested in short-term U.S. Government securities and repurchase agreements secured by U.S. Government securities. Amounts invested were $2.0 million as of April 30, 2005, and $7.5 million as of April 30, 2004.

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation of $1,061.3 million and 983.9 million as of April 30, 2005, and April 30, 2004, respectively.

In addition, as of April 30, 2005, the Company had signed purchase agreements to acquire two medical office buildings in St. Paul and Minneapolis, Minnesota, respectively, for purchase prices totaling $19,750,000.  These purchases closed on June 7, 2005.  See Note 20, Subsequent Events, for further information.

Construction period interest of $137,591, $148,922, and $90,939, has been capitalized for the years ended April 30, 2005, 2004, and 2003, respectively.

2005 Annual Report F-15

NOTE 4 • continued

The future minimum lease payments to be received under leases for commercial properties as of April 30, 2005, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2006	$64,075
2007	59,556
2008	52,111
2009	44,847
2010	39,854
Thereafter	215,881
$476,324

During fiscal 2005, the Company incurred a loss of $570,000 due to impairment of two properties. For the year ended April 30, 2004, the Company incurred a loss of $62,000 due to impairment on one property.  For the year ended April 20, 2003, the Company did not record any losses due to impairment.

NOTE 5 • MORTGAGE LOANS RECEIVABLE - NET

Mortgage loans receivable consists of two separate loans that are collateralized by real estate. Contract terms vary in regard to payment of principal and interest. Interest rates range from 6.0% to 7.5%. Future principal payments due under these mortgage loans as of April 30, 2005, are as follows:

Year Ended April 30,	(in thousands)
2006	$27
2007	28
2008	202
2009	25
2010	362
Later Years	0
644
Less allowance for doubtful accounts	(25)
$619

There were no non-performing mortgage loans receivable as of April 30, 2005, or 2004.

NOTE 6 • MARKETABLE SECURITIES

The amortized cost and fair value (estimated market values) of marketable securities available-for-sale at April 30, 2005 and 2004 are as follows. These marketable securities are securities of various issuers, primarily U.S. government, U.S. agency and corporate bonds, held in IRET Properties’ security deposit account with Merrill Lynch:

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2005
US Government & Agency Debt Securities	$159	$0	$4	$155
Agency MBS	777	0	13	764
Corporate Bonds	570	0	5	565
Bank Certificates of Deposit	869	0	0	869
Other	106	0	0	106
	$2,481	$0	$22	$2,459

2005 Annual Report F-16

NOTE 6 • continued

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2004
US Government & Agency Debt Securities	$237	$0	$5	$232
Agency MBS	936	0	21	915
Corporate Bonds	292	0	5	287
Bank Certificates of Deposit	852	0	0	852
Other	50	0	0	50
	$2,367	$0	$31	$2,336

There were no realized losses on sales of securities available-for-sale for the fiscal years ended April 30, 2005, 2004 and 2003. None of the securities with an unrealized loss at April 30, 2005, have been in such a position for more than one year, and are not considered to be other-than-temporarily impaired.

NOTE 7 • NOTES PAYABLE AND OTHER DEBT

IRET has lines of credit with three financial institutions as of April 30, 2005, and had one unsecured bridge loan with a fourth financial institution that matured in July 2004. Interest payments on outstanding borrowings are due monthly. These credit facilities and bridge loan are summarized in the following table:

	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2005	Amount Outstanding as of April 30, 2004	Applicable Interest Rate as of April 30, 2005	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2005

Lines of Credit
First Western Bank & Trust	$10,000	$0	$0	5.75%	09/01/05	0.00%
First Int’l Bank & Trust	5,000	0	0	5.75%	12/07/05	0.00%
Bremer Bank	10,000	0	0	5.75%	09/15/05	3.75%
Unsecured Bridge Loan
Wells Fargo Bank	0	0	25,000	N/A	Matured	3.35%

Total	$25,000	$0	$25,000

The three lines of credit bear interest at a variable interest rate tied to the prime lending rate as published in the Wall Street Journal (in the case of the First Western Bank & Trust and First International Bank & Trust credit facilities) and the Bremer Financial Corporation Reference Rate (in respect of the Bremer Bank credit facility).  The promissory note in respect to Wells Fargo bridge loan interest was based upon the thirty-day LIBOR rate plus two percent.

The other debt balance of $847 at April 30, 2005, primarily relates to a $562 mortgage note collateralized by the IRET Minneapolis office. The interest rate is fixed at 6.5%, and the maturity date is February 1, 2009.  Two other debt balances of $230 and $55 relate to unsecured promissory notes for leasehold improvements at Southdale Medical Center located at Edina, Minnesota and Wells Fargo located at St. Cloud, Minnesota, respectively. The Southdale elevator note current variable interest rate is 5.3%, and the maturity date is April 17, 2006. The Wells Fargo boiler loan interest rate is fixed at 5.69%, and the maturity date is July 10, 2007.

Future minimum payments are as follows:

Year Ended April 30,	(in thousands)
2006	$275
2007	56
2008	36
2009	480
Total payments	$847

2005 Annual Report F-17

NOTE 8 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. Interest rates on mortgages payable range from 4.46% to 8.25%, and the mortgages have varying maturity dates from January 1, 2007, through August 1, 2036.

Of the mortgages payable, the balances of fixed rate mortgages totaled $681,517,000 and $591,176,000, and the balances of variable rate mortgages totaled $27,041,000 and $41,948,000 as of April 30, 2005, and 2004, respectively. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2005, the weighted average rate of interest on the Company’s mortgage debt was 6.08%, compared to 7.17% on April 30, 2004. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2005, is as follows:

Year Ended April 30,	(in thousands)
2006	$18,893
2007	21,150
2008	40,130
2009	45,710
2010	106,034
Later Years	476,641
Total payments	$708,558

NOTE 9 • INVESTMENT CERTIFICATES ISSUED

IRET has sold unsecured investment certificates to the public. The fixed interest rates vary from 6.5% to 9.0% per annum, depending on the term of the security. Interest is paid annually, semiannually, or quarterly on the anniversary date of issuance. IRET has discontinued the sale of investment certificates and the outstanding certificates will be redeemed at maturity as follows:

Year Ended April 30,	(in thousands)
2006	$2,253
2007	2,372
2008	11
$4,636

NOTE 10 • TRANSACTIONS WITH RELATED PARTIES

PROPERTY MANAGEMENT SERVICES

Hoyt Properties, Inc., (“Hoyt Properties”), a provider of property management services to the Company, is owned by Steven B. Hoyt, formerly a member of the Company’s Board of Trustees. Mr. Hoyt resigned from the Company’s Board of Trustees on September 21, 2004 at the expiration of his term of office.  During the fiscal year ended April 30, 2005, Hoyt Properties managed 18 office properties or complexes for the Company pursuant to written management contracts.

In Fiscal 2005, the Company paid management fees to Hoyt Properties in the amount of $682,286. A portion of these fees were reimbursed by the tenants. Additionally, during that same period, the Company paid leasing commissions to Hoyt Properties in the amount of $49,309.

In Fiscal 2004 and 2003, the Company paid management fees to Hoyt Properties in the amount of $743,000 and $503,976, respectively, a portion of which was reimbursed by tenants. Additionally, during those same periods, the Company paid leasing commissions to Hoyt Properties in the amount of $93,000 and $179,553, respectively.

PROPERTY ACQUISITIONS

Plymouth and Northgate Office/Warehouse Buildings.  During fiscal year 2005, the Company acquired four office/warehouse buildings from a limited liability company in which Steven B. Hoyt was a member.  The Company closed on its purchase of these buildings, the Plymouth I, II and III office buildings in Plymouth, Minnesota, and the

2005 Annual Report F-18

NOTE 10 • continued

Northgate I office building in Maple Grove, Minnesota, on June 30, 2004.  At the time of the transaction, Mr. Hoyt was a trustee of the Company.  The buildings together contain approximately 157,935 square feet.  The Company paid approximately $14,000,000 for these properties, excluding closing costs.  Of the $14,000,000 purchase price, $13,900,000 was paid in cash, and the remainder was paid through the issuance to the sellers of 10,000 Units valued at $10 per Unit.

Brenwood Office Complex. During fiscal year 2003, the Company acquired four office buildings from affiliates of Steven B. Hoyt. On October 1, 2002, the Company acquired a 51% ownership interest in IRET-BD, LLC, a Minnesota limited liability company, for $13,107,000. The Brenwood Office project consists of the four office buildings contributed as well as three industrial/warehouse buildings purchased by IRET-BD, LLC on October 1, 2002, for $11,800,000.

Independent appraisals were obtained by the Company for each of the above property acquisitions, and the purchase prices were based on the results of these appraisals.

SECURITY SALE SERVICES

D.A. Davidson & Co. is an investment banking firm that has participated in offerings of the Company’s shares of beneficial interest, and may in the future continue to participate in sales of the Company’s shares and provide investment banking services to the Company. John F. Decker, formerly a member of the Company’s Board of Trustees, is an employee of D.A. Davidson. Mr. Decker resigned from the Company’s Board of Trustees on September 21, 2004, at the expiration of his term of office.

During fiscal year 2005, D.A. Davidson did not participate in either of the Company’s two offerings of common shares.  The Company paid no fees to Mr. Decker or to D.A. Davidson during fiscal year 2005.

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

PURCHASE OPTIONS

On February 1, 2003, the Company entered into a merger agreement with the T. F. James Company. As part of the merger agreement, two affiliated entities of the T. F. James Company were granted the right to purchase certain real property acquired by the Company as a result of the merger. Charles Wm. James, a member of the Company’s Board of Trustees, has an ownership interest in these entities.  Under the terms of the agreement, one of the entities , has the option, but not the obligation, to purchase a commercial strip mall located in Excelsior, Minnesota, for the price the Company paid to acquire the property, plus an annual Consumer Price Index increase.  Until such time as the option is exercised, the Company will continue to operate the property and collect all rents from the tenants.

2005 Annual Report F-19

NOTE 10 • continued

VEHICLE PURCHASES

During fiscal year 2005, the Company purchased four vehicles from Fisher Motors, Inc., an automobile dealership wholly-owned by John D. Stewart, a member of the Company’s Board of Trustees.  The Company paid approximately $100,000 for these four vehicles, which were purchased for the use of Company employees, including the Company’s Chief Operating Officer.

NOTE 11 • ACQUISITIONS AND DISPOSITIONS IN FISCAL YEARS 2005 AND 2004

PROPERTY ACQUISITIONS

IRET Properties added $146.4 million of real estate investments to its portfolio during fiscal 2005, compared to $170.3 million added in fiscal 2004. The fiscal 2005 and 2004 additions are detailed below.

Fiscal 2005 (May 1, 2004 to April 30, 2005)

(in thousands)
Fiscal 2005 Acquisitions	Purchase Price
Multi-Family Residential
54-unit Southbrook Court and Mariposa Lane Townhomes - Topeka, KS	$5,500
36-unit Legacy 5 - Grand Forks, ND	2,738
36-unit Legacy 6 - Grand Forks, ND	2,607
140-unit Olympik Village - Rochester, MN	7,100
17,945
Commercial Property – Office
26,186 sq. ft. Plymouth I Office Building - Plymouth, MN	1,864
26,186 sq. ft. Plymouth II Office Building - Plymouth, MN	1,748
26,186 sq. ft. Plymouth III Office Building - Plymouth, MN	2,214
79,377 sq. ft. Northgate I Office Building - Maple Grove, MN	8,175
185,000 sq. ft. Crosstown Circle Office Building - Eden Prairie, MN	22,000
81,173 sq. ft. Highlands Ranch II Office Building - Highlands Ranch, CO	12,800
86,428 sq. ft. Wells Fargo Center - Bloomington, MN	9,201
153,947 sq. ft. US Bank - Bloomington, MN	20,300
78,302
Commercial Property – Medical
52,300 sq. ft. Nebraska Orthopaedic Hospital Expansion Project - Omaha, NE	20,597
45,081 sq. ft. Pavilion I Clinic - Duluth, MN	10,900
60,294 sq. ft. High Pointe Health Campus Phase I (East Metro Medical Building) - Lake Elmo, MN	13,050
44,547
Commercial Property – Retail
46,720 sq. ft. Sleep Inn Hotel - Brooklyn Park, MN	2,750
4,000 sq. ft. single tenant retail building (former Payless building) - Fargo, ND	375
3,125
Undeveloped Property
* Legacy VII - Grand Forks, ND	2,443
2,443
Total Fiscal 2005 Property Acquisitions	$146,362

* = Property not placed in service at April 30, 2005. Additional costs were still to be incurred.

2005 Annual Report F-20

NOTE 11 • continued

Fiscal 2004 (May 1, 2003 to April 30, 2004)

(in thousands)
Fiscal 2004 Acquisitions	Purchase Price
Multi-Family Residential
240-unit Colonial Villa - Burnsville, MN	$13,850
115-unit Boulder Court Apartments - Eagan, MN	6,600
151-unit Winchester/Village Green Townhouses - Rochester, MN	8,900
160-unit Brookfield Village - Topeka , KS	7,250
60-unit Monticello Village Apartments - Monticello, MN	4,200
40,800
Commercial Property – Office
30,464 sq. ft. Benton Business Park - Sauk Rapids, MN	1,600
24,000 sq. ft. West River Business Park - Waite Park, MN	1,500
190,758 sq. ft. Golden Hills Office Center - Golden Valley, MN	27,500
175,610 sq. ft. Brown Deer Road - Milwaukee, WI	13,500
106,207 sq. ft. TCA Building - Eagan, MN	13,000
20,000 sq. ft. Metris - Duluth, MN	2,950
27,000 sq. ft. Minnesota National Bank - Duluth, MN	2,100
30,000 sq. ft. UHC Office - International Falls, MN	2,500
64,650
Commercial Property – Medical
76,870 sq. ft. Edgewood Vista Phase II - Virginia, MN	5,100
9,052 sq. ft. Fresenius - Duluth, MN	1,800
28,928 sq. ft. Mariner Clinic - Superior, WI	4,100
20,512 sq. ft. Denfeld Clinic - Duluth, MN	3,336
18,810 sq. ft. Wells Clinic - Hibbing, MN	2,900
74,800 sq. ft. Pavilion II - Duluth, MN	19,500
12,444 sq. ft. Gateway Clinic - Sandstone, MN	1,900
38,636
Commercial Property - Industrial (miscellaneous commercial property)
35,000 sq. ft. API Building - Duluth, MN	2,000
59,600 sq. ft. Lighthouse - Duluth, MN	2,100
4,100
Commercial Property – Retail
213,271 sq. ft. Buffalo Mall - Jamestown, ND	4,275
104,928 sq. ft. Westgate Shopping Center - St. Cloud, MN	6,575
36,542 sq. ft. Denfeld Retail Center – Duluth, MN	5,164
25,400 sq. ft. South Pond Retail Center - Champlin, MN	3,700
15,597 sq. ft. Tool Crib - Duluth, MN	2,000
21,714
Undeveloped Property
** Legacy V - Grand Forks, ND	214
** Legacy VI - Grand Forks, ND	93
** Legacy VII - Grand Forks, ND	93
400
Total Fiscal 2004 Property Acquisitions	$170,300

** = Property not placed in service at April 30, 2004. Additional costs were still to be incurred.

PROPERTY DISPOSITIONS

During fiscal year 2005, IRET Properties disposed of 17 properties and one undeveloped property for an aggregate sale price of $48.9 million, compared to six properties and two parcels of undeveloped land sold for $4.4 million in total during fiscal year 2004. Real estate assets sold by IRET during fiscal 2005 were as follows:

2005 Annual Report F-21

	(in thousands)
2005 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
204-unit Ivy Club Apartments – Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums - Beulah, ND	96	96	0
36-unit Parkway Apartments - Beulah, ND	159	159	0
18-unit Dakota Arms Apartments - Minot, ND	825	566	259
100-unit Van Mall Woods Apartments - Vancouver, WA	6,900	5,625	1,275
192-unit Century Apartments - Williston, ND	4,599	2,658	1,941
18-unit Bison Apartments - Carrington, ND	215	161	54
17-unit Bison Apartments - Cooperstown, ND	185	135	50
Commercial – Office
62,585 sq. ft. Flying Cloud Building – Eden Prairie, MN	5,750	5,750	0
Commercial - Medical (assisted living facility)
97,821 sq. ft. Edgewood Vista - Minot, ND	7,210	5,676	1,534
5,100 sq. ft. Edgewood Vista - Belgrade, MT	509	433	76
5,100 sq. ft. Edgewood Vista - Columbus, NE	509	435	74
5,100 sq. ft. Edgewood Vista - Grand Island, NE	509	434	75
16,392 sq. ft. Edgewood Vista - East Grand Forks, MN	1,639	1,312	327
Commercial – Retail
30,000 sq. ft. Barnes & Noble Store – Fargo, ND	4,590	2,916	1,674
18,040 sq. ft. Petco Store - Fargo, ND	2,160	1,209	951
4,800 sq. ft. single tenant retail building (former Tom Thumb store) - Ham Lake, MN	650	518	132
Undeveloped Property
205,347 sq. ft. parcel of vacant land - Libby, MT	151	151	0
Total Fiscal 2005 Property Dispositions	$48,906	$40,304	$8,602

Properties sold by IRET during fiscal 2004 were as follows:

	(in thousands)
2004 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
20-unit MCA Royal Suites - Minot, ND	$410	$364	$46
Commercial - Medical (assisted living facility)
11,800 sq. ft. Edgewood Vista - Billings, MT	1,101	941	160
11,800 sq. ft. Edgewood Vista - Sioux Falls, SD	1,101	936	165
Commercial – Industrial
13,600 sq. ft. Pioneer Seed - Moorhead, MN	500	498	2
Commercial – Retail
6,225 sq. ft. Interstate Bakery - St. Paul, MN	420	317	103
3,575 sq. ft. Tom Thumb - Sauk Rapids, MN	275	247	28
Undeveloped Property
159,866 sq. ft. Sunset Trail III - Rochester, MN	400	364	36
35,697 sq. ft. Prior Lake II - Prior Lake, MN	160	52	108
Total Fiscal 2004 Property Dispositions	$4,367	$3,719	$648

NOTE 12 • OPERATING SEGMENTS

IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment.  Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the aggregation criteria under SFAS No. 131. Previously, IRET’s operating segments were aggregated and classified as multi-family residential and commercial properties, producing two reportable segments.  Beginning with the first quarter of IRET’s fiscal year 2005, IRET is reporting its results in five segments: multi-family residential properties, and

2005 Annual Report F-22

NOTE 12 • continued

commercial office, medical (including assisted living facilities), industrial (including miscellaneous commercial properties) and retail properties.  The revenues, profit (loss) and assets for these reportable segments are summarized as follows, as of and for the fiscal years ended April 30, 2005, 2004 and 2003, along with reconciliations to the consolidated financial statements:

Year Ended April 30, 2005

	(in thousands)
	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Multi-Family Residential	Total

Real Estate Revenue	$48,648	$25,794	$6,459	$15,339	$60,207	$156,447
Expenses
Mortgage interest	12,730	8,923	2,302	4,125	18,247	46,327
Depreciation related to real estate investments	12,783	5,305	1,523	2,788	11,075	33,474
Utilities and maintenance	9,701	3,012	245	1,471	12,760	27,189
Real estate taxes	7,165	1,616	797	1,983	7,057	18,618
Insurance	538	277	78	200	1,521	2,614
Property management	2,100	1,273	104	289	6,805	10,571
Total segment expense	45,017	20,406	5,049	10,856	57,465	138,793
Segment operating profit	$3,631	$5,388	$1,410	$4,483	$2,742	17,654
Reconciliation to consolidated operations:
Interest discounts and fee revenue						986
Other interest expense						(667)
Depreciation – furniture and fixtures						(201)
Administrative, advisory and trustee fees						(3,948)
Operating expenses						(1,434)
Amortization						(1,681)
Income before minority interest and discontinued operations and gain on sale of other investments						$10,709

Year Ended April 30, 2004

	(in thousands)
	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Multi-Family Residential	Total

Real Estate Revenue	$39,919	$15,876	$6,634	$11,873	$59,294	$133,596
Expenses
Mortgage interest	11,030	5,841	2,092	3,275	17,647	39,885
Depreciation related to real estate investments	7,132	2,977	1,253	2,007	10,310	23,679
Utilities and maintenance	8,416	2,226	251	1,104	12,496	24,493
Real estate taxes	5,757	1,491	768	1,888	6,675	16,579
Insurance	451	149	66	167	2,001	2,834
Property management	1,764	1,156	98	118	6,225	9,361
Total segment expense	34,550	13,840	4,528	8,559	55,354	116,831
Segment operating profit	$5,369	$2,036	$2,106	$3,314	$3,940	16,765
Reconciliation to consolidated operations:
Interest discounts and fee revenue						648
Other interest expense						(1,515)
Depreciation – furniture and fixtures						(163)
Administrative, advisory and trustee fees						(2,777)
Operating expenses						(1,136)
Amortization						(964)
Income before minority interest and discontinued operations and gain on sale of other investments						$10,858

2005 Annual Report F-23

NOTE 12 • continued

Year Ended April 30, 2003

	(in thousands)
	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Multi-Family Residential	Total

Real Estate Revenue	$31,159	$13,168	$5,846	$5,862	$56,036	$112,071
Expenses
Mortgage interest	9,343	5,126	1,542	1,815	16,387	34,213
Depreciation/amortization related to real estate investments	2,222	3,477	1,047	2,035	9,390	18,171
Utilities and maintenance	5,401	2,039	124	395	10,805	18,764
Real estate taxes	4,543	1,112	491	461	6,386	12,993
Insurance	356	108	44	92	1,460	2,060
Property management	1,286	801	55	99	5,495	7,736
Total segment expense	23,151	12,663	3,303	4,897	49,923	93,937
Segment operating profit	$8,008	$505	$2,543	$965	$6,113	18,134
Reconciliation to consolidated operations:
Interest discounts and fee revenue						1,062
Other interest expense						(1,038)
Depreciation – furniture and fixtures						(92)
Administrative, advisory and trustee fees						(2,164)
Operating expenses						(876)
Amortization						(689)
Income before minority interest and discontinued operations and gain on sale of other investments						$14,337

Segment Assets and Accumulated Depreciation

Year Ended April 30, 2005

	(in thousands)
	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Multi-Family Residential	Total

Segment assets
Property owned	$353,536	$205,333	$58,233	$120,645	$442,109	$1,179,856
Less accumulated depreciation/amortization	(23,198)	(12,855)	(5,193)	(9,732)	(67,534)	(118,512)
Total property owned	$330,338	$192,478	$53,040	$110,913	$374,575	$1,061,344
Cash						23,538
Marketable securities						2,459
Receivables and other assets						57,816
Undeveloped land						5,382
Mortgage receivables						619
Total Assets						$1,151,158

2005 Annual Report F-24

NOTE 12 • continued

Year Ended April 30, 2004

	(in thousands)
	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Multi-Family Residential	Total

Segment assets
Property owned	$287,943	$169,791	$58,053	$121,001	$445,985	$1,082,773
Less accumulated depreciation/amortization	(16,120)	(9,129)	(3,852)	(8,211)	(61,611)	(98,923)
Total property owned	$271,823	$160,662	$54,201	$112,790	$384,374	$983,850
Cash						31,704
Marketable securities						2,336
Receivables and other assets						50,354
Undeveloped land						3,180
Mortgage receivables						4,893
Total Assets						$1,076,317

Year Ended April 30, 2003

	(in thousands)
	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Multi-Family Residential	Total

Segment assets
Property owned	$235,065	$128,693	$55,056	$99,290	$398,653	$916,757
Less accumulated depreciation/amortization	(9,989)	(6,146)	(2,773)	(6,178)	(50,553)	(75,639)
Total property owned	$225,076	$122,547	$52,283	$93,112	$348,100	$841,118
Cash						18,642
Receivables and other assets						21,714
Undeveloped land						3,024
Mortgage receivables						1,183
Total Assets						$885,681

NOTE 13 • DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of April 30, 2005 or 2004. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2005, 2004 and 2003.

2005 Annual Report F-25

NOTE 13 • continued

	(in thousands)
	2005	2004	2003
REVENUE
Real Estate Rentals	$2,400	$6,303	$7,142
Tenant Reimbursements	226	508	490
Total Revenue	2,626	6,811	7,632
OPERATING EXPENSE
Interest	678	1,764	2,325
Depreciation/Amortization	434	1,186	1,343
Utilities and Maintenance	460	1,086	1,319
Real Estate Taxes	206	542	700
Insurance	39	115	126
Property Management Expenses	212	585	650
Operating Expense	1	6	9
Amortization	5	16	(4)
Amortization of Related Party Costs	8	26	16
Loss on Impairment of Real Estate	570	62	0
Total Operating Expenses	2,613	5,388	6,484
Operating Income (Loss)	13	1,423	1,148
Non-Operating Income	1	6	2
Income (Loss) Before Minority Interest and Gain on Sale	14	1,429	1,150
Minority Interest	(1,955)	(432)	(558)
Gain (Loss) on Sale of Discontinued Operations	8,602	504	1,279
Discontinued Operations, Net	$6,661	$1,501	$1,871
Segment Data
Multi-Family Residential	$2,997	$270	$1,442
Commercial - Office	(403)	60	65
Commercial – Medical	1,883	818	546
Commercial – Industrial	0	(26)	2
Commercial - Retail	2,184	382	(184)
Undeveloped Land	0	(3)	0
Total	$6,661	$1,501	$1,871
Property Sale Data
Sales Price	$48,906	$4,367	$11,242
Net Book Value and Sales Costs	40,304	3,719	9,647
Gain (loss)	$8,602	$648	$1,595

2005 Annual Report F-26

NOTE 14 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on diluted earnings per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2005, 2004, and 2003:

	For Years Ended April 30,
	(in thousands, except per share data)
	2005	2004	2003
NUMERATOR
Income from continuing operations	$8,415	$7,939	$10,377
Discontinued operations	6,661	1,501	1,871
Net income	15,076	9,440	12,248
Dividends to preferred shareholders	(2,372)	(33)	0
Numerator for basic earnings per share – net income available to common shareholders	12,704	9,407	12,248
Minority interest portion of operating partnership income	3,873	2,752	3,899
Numerator for diluted earnings per share	$16,577	$12,159	$16,147
DENOMINATOR
Denominator for basic earnings per share weighted average shares	43,214	39,257	32,574
Effect of dilutive securities convertible operating partnership units	12,621	11,176	10,041
Denominator for diluted earnings per share	55,835	50,433	42,615
Earnings per common share from continuing operations – basic and diluted	$.14	$.20	$.32
Earnings per common share from discontinued operations – basic and diluted	.16	.04	.06
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.30	$.24	$.38

NOTE 15 • RETIREMENT PLANS

IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401K plan. IRET’s defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed one year of service. Contributions to the profit sharing plan are at the discretion of the Company’s management. All employees over the age of 21 are immediately eligible to participate in IRET’s defined contribution 401K plan and may contribute up to maximum levels established by the I.R.S. IRET matches up to 3% of participating employees’ wages. Plan expenses to IRET for the years ended April 30, 2005, 2004, and 2003, were $204,141, $133,800, and $46,875.

NOTE 16 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2005, the Company is a tenant under operating ground leases on six of its properties. The Company pays a total of approximately $292,222 per year in rent under these ground leases, which have terms ranging from 7 to 90 years, and expiration dates ranging from July 2012 to April 2095. The Company has renewal options for three of the six ground leases, and rights of first offer or first refusal for the remainder.

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

Purchase Options. The Company has granted options to purchase certain IRET properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to IRET. The property cost and gross rental revenue of these properties are as follows:

2005 Annual Report F-27

NOTE 16 • continued

	(in thousands)	(in thousands) Gross Rental Revenue
Property	Property Cost	2005	2004	2003
East Grand Station - East Grand Forks, MN	$1,392	$152	$152	$152
Edgewood Vista - Duluth, MN	11,709	1,406	1,278	1,246
Edgewood Vista - Fremont, NE	552	59	59	59
Edgewood Vista - Hastings, NE	572	61	61	61
Edgewood Vista - Kalispell, MT	588	62	62	62
Edgewood Vista - Missoula, MT	962	120	120	120
Edgewood Vista - Omaha, NE	641	67	67	67
Edgewood Vista - Virginia, MN	12,181	1,320	893	759
Excelsior Retail Center - Excelsior, MN	929	82	129	22
Great Plains Software - Fargo, ND	15,375	1,876	1,875	1,875
Healtheast - Woodbury & Maplewood, MN	21,601	2,032	1,948	1,917
Wedgewood Sweetwater - Lithia Springs, GA	4,622	509	502	475
Sleep Inn - Brooklyn Park, MN	2,750	247	0	0
TOTAL	$73,874	$7,993	$7,146	$6,815

Income Guarantees. In connection with its acquisition in April 2004 of a portfolio of properties located in and near Duluth, Minnesota, the Company received from the seller of the properties a guarantee, for five years from the closing date of the acquisition, of a specified minimum amount of annual net operating income, before debt service, from two of the properties included in the portfolio.  As of April 30, 2005, the Company has recorded a receivable for payment of $157,373 under this guarantee.  Separately, in connection with its acquisition of Olympik Village Apartments, a multi-family resident property in Rochester, Minnesota, the Company received from the seller of the property a guarantee of 12.5% return on IRET’s equity or $150,000 per year whichever is greater, for a period of 24 months ending March 1, 2007. As of April 30, 2005, no amounts were due under the Olympik Village income guarantee.

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

Pending Acquisitions at the year end. Ritchie Medical Plaza and 2800 Medical Building.  On June 7, 2005, the Company closed on its acquisition of two medical office buildings in St. Paul and Minneapolis, Minnesota, respectively.  The Company paid $10,750,000 to acquire seven condominium units totaling 50,409 square feet in Ritchie Medical Plaza in St. Paul and $9,000,000 to acquire the 2800 Medical Building in Minneapolis, an approximately 54,971 square foot building.  Additionally, as of April 30, 2005, the Company had signed purchase agreements to acquire five office/industrial properties located in or near Omaha, Nebraska, for purchase prices totaling $7,250,000. These pending acquisitions are subject to certain closing conditions and contingencies, and no assurances can be given that these transactions will be completed.

NOTE 17 • FAIR VALUE OF FINANCIAL INSTRUMENTS

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

2005 Annual Report F-28

NOTE 17 • continued

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

The estimated fair values of the Company’s financial instruments as of April 30, 2005 and 2004, are as follows:

	(in thousands)
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$619	$619	$4,893	$4,893
Cash and cash equivalents	23,538	23,538	31,704	31,704
Marketable securities - available-for-sale	2,459	2,459	2,336	2,336
FINANCIAL LIABILITIES
Notes payable	$0	$0	$25,000	$25,000
Other debt	847	869	843	861
Mortgages payable	708,558	763,591	633,124	643,673
Investment certificates issued	4,636	4,609	7,074	7,021

NOTE 18 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND SHAREHOLDERS’ EQUITY

Distribution Reinvestment Plan.  During fiscal years 2005 and 2004, IRET issued 1.2 million and 1.1 million common shares, respectively, pursuant to its distribution reinvestment plan, at a total value at issuance of $10.7 million and $10.2 million, respectively. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares.

Conversion of Units to Common Shares.  During fiscal years 2005 and 2004, respectively, 0.7 million and 0.4 million Units were converted to common shares, with a total value of $5.3 million and $3.3 million included in shareholders’ equity.

Issuance of Common Shares.  In November 2004, the Company concluded a “best efforts” offering of up to 1.5 million common shares at $10.15 per share.  In this offering, 1.4 million common shares were sold, for gross proceeds to the Company of approximately $14.3 million, before payment of commissions of six percent per share to the broker-dealers selling the shares, and before payment of other expenses of the offering.  In May 2004, the Company concluded a “best efforts” offering under which approximately .2 million common shares were sold, at $10.10 per share., for gross proceeds to the Company of approximately $2.6 million, before payment of commissions of six percent per share to the broker-dealers selling the shares, and before payment of other expenses of the offering.

Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. During fiscal year 2004, the Company issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest for total proceeds of $27.3 million, net of selling costs. Holders of the Company’s Series A Cumulative Redeemable Preferred Shares of Beneficial Interest are entitled to receive dividends at an annual rate of 8.25% of the liquidation

2005 Annual Report F-29

preference of $25 per share, or $2.0625 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, on or after April 26, 2009, (or sooner, under limited circumstances), the Company, at its option may redeem the shares at a redemption price of $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. The shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

NOTE 19 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005
Revenues	$39,475	$39,168	$38,478	$39,326
Net Income available to common shareholders	$4,877	$3,360	$2,643	$1,824
Net Income per common share - basic & diluted	$.12	$.08	$.06	$.04

QUARTER ENDED	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004
Revenues	$32,231	$32,513	$33,949	$34,903
Net Income available to common shareholders	$2,920	$2,615	$2,489	$1,383
Net Income per common share - basic & diluted	$.08	$.07	$.06	$.03

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 20 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On June 30, 2005, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2005. On July 1, 2005, the Company paid a distribution of 16.25 cents per share on the Company’s common shares, to common shareholders and Unitholders of record on June 17, 2005. This distribution represented an increase of .05 cents or 0.3% over the previous regular quarterly distribution of 16.20 cents per common share/unit paid April 1, 2005.

Acquisitions.  The Company closed on the following acquisitions subsequent to its fiscal year ended April 30, 2005:

Ritchie Medical Plaza and 2800 Medical Building.  On June 7, 2005, the Company closed on its acquisition of two medical office buildings in St. Paul and Minneapolis, Minnesota, respectively.  The Company paid approximately $10.8 million to acquire seven condominium units totaling 50,409 square feet in Ritchie Medical Plaza in St. Paul, and approximately $9.0 million to acquire the 2800 Medical Building in Minneapolis, an approximately 54,971 square foot building.

2005 Annual Report F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULES

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the consolidated financial statements of Investors Real Estate Trust and subsidiaries as of April 30, 2005 and 2004, and for the years then ended and have issued our report thereon dated June 28, 2005; such report is included elsewhere in this Form 10-K. Our audits also included the fiscal 2005 and 2004 information included in the consolidated financial statement schedules listed in the table of contents to the consolidated financial statements. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the information included in such financial statement schedules, when considered in relation to the basic 2005 and 2004 consolidated financial statements taken as a whole, presents fairly, in all material respects, the fiscal 2005 and 2004 information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
June 28, 2005

2005 Annual Report F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON ADDITIONAL INFORMATION

Board of Trustees
Investors Real Estate Trust
and Subsidiaries
Minot, North Dakota

We have audited the consolidated statements of operations, shareholders' equity, and cash flows of  Investors Real Estate Trust and subsidiaries for the year ended April 30, 2003, and have issued our report thereon dated May 22, 2003, (June 23, 2005, as to the effects of discontinued operations in Note 12 and Note 13); such report is included elsewhere in this Form 10-K.  Those audits were made for the purpose of  forming an opinion on such consolidated financial statements taken as a whole. The information as listed in the table of contents related to the consolidated statements of operations, shareholders' equity, and cash flows for the year ended April 30, 2003, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements, and, in our opinion, the information is fairly stated in all material respects in relation to the consolidated statements of operations, shareholders' equity, and cash flows of Investors Real Estate Trust for the year ended April 30, 2003, taken as a whole.

BRADY, MARTZ & ASSOCIATES, P.C.
Minot, North Dakota, USA
May 22, 2003

2005 Annual Report F-32

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

MULTI-FAMILY RESIDENTIAL		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

405 Grant Ave - Harvey, ND	$106	$14	$246	$2	$0
408 1st Street SE - Minot, ND	0	10	37	0	0
Applewood On The Green - Omaha, NE	7,316	706	11,223	161	95
Boulder Court - Eagan, MN	4,756	1,067	5,691	(14)	0
Brookfield Village - Topeka, KS	5,205	509	6,915	189	0
Candlelight Apts. - Fargo, ND	1,520	80	1,590	36	0
Canyon Lake Apts. - Rapid City, SD	2,880	305	3,926	20	73
Castle Rock - Billings, MT	3,640	736	5,427	126	0
Chateau Apts. - Minot, ND	1,918	122	2,612	26	0
Clearwater - Boise, ID	2,437	585	3,339	30	0
Colonial Villa - Burnsville, MN	9,512	2,401	11,799	240	0
Colton Heights - Minot, ND	623	80	912	19	0
Cottonwood Lake I - Bismarck, ND	2,570	264	4,270	33	38
Cottonwood Lake II - Bismarck, ND	2,682	264	4,025	27	37
Cottonwood Lake III - Bismarck, ND	2,512	264	4,483	10	40
Country Meadows I - Billings, MT	2,306	246	4,026	7	39
Country Meadows II - Billings, MT	2,304	246	4,138	10	81
Crestview Apts. - Bismarck, ND	3,453	235	5,016	21	0
Crown Colony - Topeka, KS	6,918	620	10,570	98	0
Dakota Hill at Valley Ranch - Irving, TX	24,211	3,650	34,785	191	0
East Park Apartments - Sioux Falls, SD	1,694	115	2,544	36	0
Forest Park Estates - Grand Forks, ND	6,872	810	7,336	163	0
Heritage Manor - Rochester, MN	4,099	403	7,658	85	0
Jenner Properties - Grand Forks, ND	1,763	201	1,814	54	0
Kirkwood Apts. - Bismarck, ND	2,124	449	3,465	51	0
Lancaster Apts. - St. Cloud, MN	1,482	289	3,118	91	0
Legacy Apts. I & II - Grand Forks, ND	3,349	908	6,292	65	112
Legacy Apts. III - Grand Forks, ND	2,245	454	3,328	31	112
Legacy IV- Grand Forks, ND	2,659	252	6,491	28	0
Legacy V - Grand Forks, ND	0	137	214	2,420	0
Legacy VI - Grand Forks, ND	0	137	93	2,616	0
Magic City Apts. - Minot, ND	3,078	412	4,504	125	0
Meadows Phase I - Jamestown, ND	950	57	1,784	3	0
Meadows Phase II - Jamestown, ND	950	55	1,875	1	0
Meadows Phase III - Jamestown, ND	1,090	56	2,145	2	0
Miramont - Fort Collins, CO	11,125	1,470	13,411	107	0
Monticello Apts. - Monticello, MN	3,351	490	3,775	28	0
Neighborhood Apts. - Co. Springs, CO	6,418	1,034	11,114	269	0
North Pointe - Bismarck, ND	1,546	144	2,145	12	124
Oakmont Apts. - Sioux Falls, SD	3,952	423	4,867	22	27
Oakwood - Sioux Falls, SD	3,722	543	5,470	146	0
Olympic Village - Billings, MT	8,072	1,164	11,150	127	0
Olympik Village - Rochester, MN	0	1,034	6,109	17	0
Oxbow - Sioux Falls, SD	4,056	404	4,811	59	0
Park East Apts. - Fargo, ND	3,872	83	5,274	69	0
Park Meadows I - Waite Park, MN	2,826	572	3,761	58	0
Park Meadows II & III - Waite Park, MN	7,533	572	8,054	184	0
Pebble Springs - Bismarck, ND	403	7	782	12	0
Pine Cone Apts. - Fort Collins, CO	10,390	905	12,900	136	0
Pinehurst Apts. - Billings, MT	492	72	697	7	6
Pointe West Apts. - Rapid City, SD	2,091	240	4,376	37	0
Prairie Winds Apts. - Sioux Falls, SD	1,234	144	1,955	31	0
Prairiewood Meadows - Fargo, ND	1,848	280	2,788	130	0
Ridge Oaks Apts. - Sioux City, IA	2,776	178	4,674	83	0
Rimrock Apts. - Billings, MT	2,418	330	3,696	18	0
Rocky Meadows - Billings, MT	3,436	656	6,070	43	103

2005 Annual Report F-33

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

MULTI-FAMILY RESIDENTIAL - continued		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

Sherwood Apts. - Topeka, KS	$10,377	$1,150	$15,447	$139	$0
Southbrook & Mariposa - Topeka, KS	3,391	399	5,101	48	0
South Pointe - Minot, ND	6,890	550	9,533	125	403
Southview Apts. - Minot, ND	0	185	586	33	0
Southwind Apts. - Grand Forks, ND	3,728	400	5,940	124	0
Sunset Trail Phase I - Rochester, MN	4,175	168	6,935	15	0
Sunset Trail Phase II - Rochester, MN	4,095	168	7,425	9	0
Sweetwater Properties – Devils Lake and Grafton, ND	819	90	1,684	28	0
Sycamore Village Apts. - Sioux Falls, SD	953	100	1,408	64	0
Terrace On The Green - Moorhead, MN	1,522	24	2,708	94	0
Thomasbrook - Lincoln, NE	5,646	600	9,793	260	0
Valley Park Manor - Grand Forks, ND	3,761	293	5,135	142	0
West Stonehill - St. Cloud, MN	6,896	938	12,280	190	0
Westwood Park - Bismarck, ND	1,107	161	2,272	74	0
Winchester/Village Green - Rochester, MN	6,278	982	8,085	(259)	0
Woodridge Apts. - Rochester, MN	3,340	370	6,646	125	0
TOTAL MULTI-FAMILY RESIDENTIAL	$263,763	$34,462	$396,548	$9,809	$1,290

OFFICE BUILDINGS
1st Avenue Building - Minot, ND	$0	$30	$518	$7	$0
17 South Main - Minot, ND	0	15	87	8	0
401 South Main - Minot, ND	0	71	557	2	0
2030 Cliff Road - Eagan, MN	584	146	837	0	0
Ameritrade - Omaha, NE	5,121	327	8,022	0	0
Benton Business Park - Sauk Rapids, MN	990	188	1,265	22	0
Bloomington Business Plaza – Blmngtn., MN	4,725	1,300	6,250	188	39
Brenwood - Minnetonka, MN	8,396	1,762	12,657	205	0
Brown Deer Road - Milwaukee, WI	6,215	1,455	9,268	299	0
Burnsville Bluffs - Burnsville, MN	1,485	300	2,499	161	0
Cold Spring Center - St. Cloud, MN	4,807	588	8,022	0	0
Crosstown Centre - Eden Prairie, MN	16,395	2,884	14,569	242	0
Dewey Hill Business Center - Edina, MN	2,924	985	3,954	219	0
Eden Prairie Ctrl Bank Office - E. Prairie, MN	2,410	531	4,129	45	0
Golden Hills Office Ctr. - Golden Valley, MN	15,000	3,018	18,361	695	0
Great Plains Software - Fargo, ND	8,819	126	15,250	(1)	0
Greenwood Chiropractic - Greenwood, MN	221	189	145	0	0
Highlands Ranch - Highlands Ranch, CO	9,784	1,437	9,549	254	0
Interlachen Corp Center - Eagan, MN	10,882	1,650	14,883	2	191
Mendota Center I - Mendota Heights, MN	4,265	1,570	5,470	36	0
Mendota Center II - Mendota Heights, MN	6,829	1,074	10,482	76	0
Mendota Center III - Mendota Heights, MN	3,880	1,501	5,249	(2)	0
Mendota Center IV - Mendota Heights, MN	5,038	1,385	7,320	0	0
Mendota Northland Ctr. - M. Heights, MN	10,755	1,331	16,329	0	0
Metris - Duluth, MN	1,867	336	2,200	3	0
Minnesota National Bank - Duluth, MN	1,242	287	1,454	2	0
Minnetonka Office Bldg. - Minnetonka, MN	0	40	361	0	0
Nicollett VII - Burnsville, MN	4,490	429	6,953	2	0
Northgate I - Maple Grove, MN	6,314	1,063	6,352	40	0
Northgate II - Maple Grove, MN	1,452	358	2,007	7	0
Pillsbury Business Center - Edina, MN	1,132	284	1,558	52	0
Plaza VII - Boise, ID	1,378	300	3,100	45	0
Plymouth I - Plymouth, MN	1,415	530	1,128	14	0
Plymouth II - Plymouth, MN	1,415	367	1,260	13	0
Plymouth III - Plymouth, MN	1,742	507	1,490	15	0
Plymouth IV & V - Plymouth, MN	8,722	641	14,247	1	0
900 Concourse Drive - Rapid City, SD	3,862	285	6,762	0	0

2005 Annual Report F-34

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

OFFICE BUILDINGS - continued		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

Southeast Tech Center - Eagan, MN	$3,928	$560	$5,557	$219	$0
TCA Building - Eagan , MN	10,127	627	8,907	351	0
Three Paramount Plaza - Bloomington, MN	4,775	1,261	6,608	39	0
Thresher Square East - Minneapolis, MN	0	646	5,914	131	5
Thresher Square West - Minneapolis, MN	0	449	4,109	150	4
UHC Office - International Falls, MN	1,583	119	2,366	12	0
US Bank Financial Ctr. - Bloomington, MN	0	2,960	14,047	0	0
Viromed - Eden Prairie , MN	2,241	666	4,198	(1)	0
Wayroad - Minnetonka, MN	3,311	530	4,953	39	20
Wells Fargo Ctr. - St Cloud, MN	0	1,016	8,373	0	0
West River Business Park - Waite Park, MN	990	235	1,198	20	0
Westgate - Boise, ID	7,647	1,000	10,668	70	0
Wirth Corp Center - Golden Valley, MN	5,057	970	7,645	150	29
TOTAL OFFICE BUILDINGS	$204,215	$40,329	$309,087	$3,832	$288

MEDICAL
Abbott Northwest - Sartell, MN	$7,868	$0	$13,866	$0	$0
Airport Medical - Bloomington, MN	2,869	0	4,678	0	0
Denfeld Clinic - Duluth, MN	2,354	501	2,613	1	0
Edgewood Vista - Duluth, MN	3,857	390	11,319	0	0
Edgewood Vista - Fremont, NE	306	56	496	0	0
Edgewood Vista - Hastings, NE	316	14	558	0	0
Edgewood Vista - Kalispell, MT	320	70	518	0	0
Edgewood Vista - Missoula, MT	564	109	854	(1)	0
Edgewood Vista - Omaha, NE	365	89	553	(1)	0
Edgewood Vista - Virginia, MN	4,719	246	6,766	0	58
Edgewood Vista Phase II - Virginia, MN	3,417	0	5,111	0	0
Fresenius - Duluth, MN	1,139	50	1,520	2	0
Garden View - St. Paul, MN	4,352	0	7,605	93	0
Gateway Clinic - Sandstone, MN	1,363	66	1,699	0	0
Healtheast Med Ctr. - Wdbry. & St. Johns, MN	17,497	3,238	18,363	0	0
High Pointe Health Campus - Lake Elmo, MN	5,782	1,305	10,528	195	0
Mariner Clinic - Superior, WI	2,982	0	3,813	7	0
Nebraska Orthopaedic - Omaha, NE	14,695	0	20,272	240	0
Park Dental - Brooklyn, MN	1,646	185	2,767	0	0
Pavilion I - Duluth, MN	7,857	1,245	8,895	4	0
Pavilion II - Duluth, MN	14,458	2,715	16,559	51	0
Paul Larson Clinic - Edina, MN	0	351	662	0	0
Southdale Expansion - Edina, MN	9,500	0	12,733	314	0
Southdale Medical Center - Edina, MN	23,116	3,500	29,424	785	0
Wedgewood - Sweetwater, GA	1,216	334	3,638	650	0
Wells Clinic - Hibbing, MN	2,079	162	2,497	2	0
TOTAL MEDICAL	$134,637	$14,626	$188,307	$2,342	$58

INDUSTRIAL
API Building - Duluth, MN	$1,266	$115	$1,605	$3	$0
Bodycote Industrial Bldg. - Eden Prairie, MN	1,527	198	1,954	0	0
Dixon Avenue Industrial Park - Des Moines, IA	8,612	1,439	11,465	76	0
Lexington Commerce Center - Eagan, MN	3,159	453	5,378	81	0
Lighthouse - Duluth, MN	1,329	90	1,788	6	0
Metal Improvement Co. - New Brighton, MN	1,406	240	2,205	0	4
Stone Container - Fargo, ND	4,413	440	6,612	0	89
Stone Container - Roseville, MN	4,871	810	7,275	0	165
Waconia Industrial Bldg. - Waconia, MN	0	165	1,502	0	0
Wilson's Leather - Brooklyn Park, MN	8,493	1,368	11,685	15	0
Winsted Industrial Bldg. - Winsted, MN	0	100	907	0	0
TOTAL INDUSTRIAL	$35,076	$5,418	$52,376	$181	$258

2005 Annual Report F-35

 INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
RETAIL	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

Andover C Store - Andover, MN	$187	$104	$176	$1	$0
Anoka Strip Center - Anoka, MN	469	123	608	2	0
Blaine Strip Center - Blaine, MN	364	121	413	3	0
Buffalo Strip Center - Buffalo , MN	301	131	340	5	0
Burnsville 1 Strip Center - Burnsville, MN	637	208	788	0	0
Burnsville 2 Strip Center - Burnsville, MN	506	291	486	12	0
Centerville C Store - Centerville, MN	219	78	252	3	0
Champlin South Pond - Champlin, MN	2,342	842	2,703	2	0
Chan West Village - Chanhassen, MN	15,350	5,035	15,739	30	0
Duluth Denfeld Retail - Duluth, MN	3,555	276	4,699	9	0
Duluth Tool Crib - Duluth, MN	1,076	130	1,800	3	0
E Bethel C Store - Bethel, MN	338	32	478	0	0
Eagan 1 Retail Center - Eagan, MN	1,674	196	319	0	0
Eagan 2 Retail Center - Eagan, MN	0	291	1,067	1	0
Eagan 3 C Store - Eagan, MN	0	214	568	1	0
East Grand Station - East Grand Forks, MN	655	150	1,242	0	0
Excelsior Strip Center - Excelsior, MN	0	275	643	11	0
Fargo Express Center - Fargo, ND	1,283	305	1,122	7	0
Fargo Express SC Pad 1 - Fargo, ND	0	69	300	(1)	0
Faribault Checker Auto - Faribault, MN	214	83	257	1	0
Forest Lake Auto - Forest Lake, MN	0	50	448	0	0
Forest Lake Westlake Center - Forest Lake, MN	5,354	2,397	5,700	29	0
Glencoe C Store - Glencoe, MN	0	52	478	0	0
Grand Forks Carmike - Grand Forks, ND	2,266	184	2,295	0	67
Grand Forks Medpark Mall - Grand Forks, ND	3,183	681	4,982	26	0
Howard Lake C Store - Howard Lake, MN	239	22	358	1	0
IGH Strip Center - Inver Grove Heights, MN	626	221	726	0	0
Jamestown Buffalo Mall - Jamestown, ND	2,507	566	3,229	428	0
Jamestown Business Center - Jamestown, ND	881	297	1,099	51	0
Kalispell Retail Center - Kalispell, MT	1,750	250	2,250	917	0
Kentwood Thomasville Furniture - Kntwd., MI	1,072	225	1,896	0	0
Ladysmith Pamida - Ladysmith, WI	1,204	89	1,411	0	0
Lakeland C Store - Lakeland, MN	294	86	357	0	0
Lakeville Strip Center – Lakeville, MN	1,283	121	1,843	65	0
Lindstrom C Store - Lindstrom, MN	212	67	254	1	0
Lino Lake Strip Center - Lino Lakes, MN	283	121	331	2	0
Livingston Pamida - Livingston, MT	1,431	227	1,573	0	0
Long Prairie C Store - Long Prairie, MN	0	39	661	1	0
Minot Arrowhead SC - Minot, ND	1,154	100	2,997	98	0
Minot Plaza - Minot, ND	0	50	472	52	0
Monticello C Store - Monticello, MN	0	86	770	7	0
Mora C Store - Mora, MN	0	55	245	1	0
Mound Strip Center - Mound, MN	0	100	260	0	0
Moundsview Bakery - Mounds View, MN	0	47	243	2	0
Oakdale Strip Center - Oakdale , MN	475	351	388	0	0
Omaha Barnes & Noble - Omaha, NE	3,325	600	3,099	0	0
Paynesville C Store - Paynesville, MN	0	31	334	2	0
Pine City C Store - Pine City, MN	369	83	357	2	0
Pine City Evergreen Square - Pine City, MN	2,269	154	2,783	37	0
Prior Lake 1 Strip Center - Prior Lake, MN	905	202	774	3	0
Prior Lake 3 Strip Center - Prior Lake, MN	0	48	434	1	0
Rochester Auto - Rochester, MN	280	76	364	0	0
Rochester Maplewood Square – Rochester, MN	5,646	3,275	8,632	7	0
Schofield Plaza SC – Schofield, WI	0	175	1,600	1	0
Shoreview C Store – Shoreview, MN	0	63	267	2	0
Sleep Inn – Brooklyn Park , MN	0	633	2,118	(1)	0
St. Cloud Westgate SC – St. Cloud, MN	4,210	1,219	5,559	1	0
St. Louise Park Retail – St. Louis Park, MN	221	168	177	2	0
Wilmar Sam Goody – Willmar, MN	0	170	238	2	0
Winsted C Store - Winsted, MN	258	35	376	0	0
TOTAL RETAIL	$70,867	$22,370	$96,378	$1,830	$67
SUBTOTAL	$708,558	$117,205	$1,042,696	$17,994	$1,961

2005 Annual Report F-36

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION - (in thousands)

		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
UNDEVELOPED LAND	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

17 S Main 2nd Floor - Minot, ND	$0	$0	$0	$12	$0
Andover, MN	0	150	0	0	0
Centerville, MN	0	100	2	2	0
Cottonwood Lake IV - Bismarck, ND	0	264	0	1	0
IGH Land, MN	0	560	3	1	0
Jamestown Buffalo Mall Theater - Jmstwn., ND	0	0	0	67	0
Kalispell, MT	0	1,400	12	3	0
Legacy VII - Grand Forks, ND	0	137	93	2,214	0
Long Prairie, MN	0	150	0	6	0
River Falls, WI	0	200	2	3	0
TOTAL UNDEVELOPED LAND	$0	$2,961	$112	$2,309	$0

TOTAL	$708,558	$120,166	$1,042,808	$20,303	$1,961

2005 Annual Report F-37

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

MULTI-FAMILY RESIDENTIAL	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

405 Grant Ave - Harvey, ND	$14	$248	$262	$79	1991	24-40 years
408 1st Street SE - Minot, ND	10	37	47	35	2001	40 years
Applewood On The Green - Omaha, NE	706	11,479	12,185	1,032	2001	40 years
Boulder Court - Eagan, MN	1,067	5,677	6,744	256	2003	40 years
Brookfield Village - Topeka, KS	509	7,104	7,613	273	2003	40 years
Candlelight Apts. - Fargo, ND	80	1,626	1,706	461	1993	24-40 years
Canyon Lake Apts. - Rapid City, SD	305	4,019	4,324	369	2001	40 years
Castle Rock - Billings, MT	736	5,553	6,289	918	1999	40 years
Chateau Apts. - Minot, ND	122	2,638	2,760	484	1997	12-40 years
Clearwater - Boise, ID	585	3,369	3,954	574	1999	40 years
Colonial Villa - Burnsville, MN	2,401	12,039	14,440	538	2003	40 years
Colton Heights - Minot, ND	80	931	1,011	525	1996	40 years
Cottonwood Lake I - Bismarck, ND	264	4,341	4,605	783	1999	40 years
Cottonwood Lake II - Bismarck, ND	264	4,089	4,353	746	1999	40 years
Cottonwood Lake III - Bismarck, ND	264	4,533	4,797	547	1999	40 years
Country Meadows I - Billings, MT	246	4,072	4,318	752	1995	33-40 years
Country Meadows II - Billings, MT	246	4,229	4,475	565	1997	40 years
Crestview Apts. - Bismarck, ND	235	5,037	5,272	1,411	1994	24-40 years
Crown Colony - Topeka, KS	620	10,668	11,288	1,529	2000	40 years
Dakota Hill at Valley Ranch - Irving, TX	3,650	34,976	38,626	4,612	2000	40 years
East Park Apartments - Sioux Falls, SD	115	2,580	2,695	190	2002	40 years
Forest Park Estates - Grand Forks, ND	810	7,499	8,309	2,227	1993	24-40 years
Heritage Manor - Rochester, MN	403	7,743	8,146	1,369	1999	40 years
Jenner Properties - Grand Forks, ND	201	1,868	2,069	377	1996	40 years
Kirkwood Apts. - Bismarck, ND	449	3,516	3,965	737	1997	12-40 years
Lancaster Apts. - St. Cloud, MN	289	3,209	3,498	429	2000	40 years
Legacy Apts. I & II - Grand Forks, ND	908	6,469	7,377	1,476	1996	24-40 years
Legacy Apts. III - Grand Forks, ND	454	3,471	3,925	650	1996	24-40 years
Legacy IV- Grand Forks, ND	252	6,519	6,771	874	2000	40 years
Legacy V - Grand Forks, ND	137	2,634	2,771	39	2000	40 years
Legacy VI - Grand Forks, ND	137	2,709	2,846	19	2000	40 years
Magic City Apts. - Minot, ND	412	4,629	5,041	928	1997	12-40 years
Meadows Phase I - Jamestown, ND	57	1,787	1,844	256	2000	40 years
Meadows Phase II - Jamestown, ND	55	1,876	1,931	247	2000	40 years
Meadows Phase III - Jamestown, ND	56	2,147	2,203	174	2002	40 years
Miramont - Fort Collins, CO	1,470	13,518	14,988	2,881	1996	40 years
Monticello Apts. - Monticello, MN	490	3,803	4,293	115	2004	40 years
Neighborhood Apts. - Co. Springs, CO	1,034	11,383	12,417	2,457	1996	40 years
North Pointe - Bismarck, ND	144	2,281	2,425	545	1995	24-40 years
Oakmont Apts. - Sioux Falls, SD	423	4,916	5,339	383	2002	40 years
Oakwood - Sioux Falls, SD	543	5,616	6,159	1,544	1996	40 years
Olympic Village - Billings, MT	1,164	11,277	12,441	1,375	2001	40 years
Olympik Village - Rochester, MN	1,034	6,126	7,160	20	2005	40 years
Oxbow - Sioux Falls, SD	404	4,870	5,274	1,263	1994	24-40 years
Park East Apts. - Fargo, ND	83	5,343	5,426	951	1997	12-40 years
Park Meadows I - Waite Park, MN	572	3,819	4,391	1,295	1997	40 years
Park Meadows II & III - Waite Park, MN	572	8,238	8,810	1,604	1997	40 years
Pebble Springs - Bismarck, ND	7	794	801	115	2000	40 years
Pine Cone Apts. - Fort Collins, CO	905	13,036	13,941	3,211	1994	40 years
Pinehurst Apts. - Billings, MT	72	710	782	58	2002	40 years
Pointe West Apts. - Rapid City, SD	240	4,413	4,653	1,227	1994	24-40 years
Prairie Winds Apts. - Sioux Falls, SD	144	1,986	2,130	609	1993	24-40 years
Prairiewood Meadows - Fargo, ND	280	2,918	3,198	360	2001	40 years
Ridge Oaks Apts. - Sioux City, IA	178	4,757	4,935	646	2001	40 years
Rimrock Apts. - Billings, MT	330	3,714	4,044	551	2000	40 years
Rocky Meadows - Billings, MT	656	6,216	6,872	1,355	1996	40 years
Sherwood Apts. - Topeka, KS	1,150	15,586	16,736	2,236	2000	40 years

2005 Annual Report F-38

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

MULTI-FAMILY RES. - continued	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

Southbrook & Mariposa - Topeka, KS	$399	$5,149	$5,548	$48	2004	40 years
South Pointe - Minot, ND	550	10,061	10,611	2,259	1995	24-40 years
Southview Apts. - Minot, ND	185	619	804	166	1994	24-40 years
Southwind Apts. - Grand Forks, ND	400	6,064	6,464	1,422	1996	24-40 years
Sunset Trail Phase I - Rochester, MN	168	6,950	7,118	803	2001	40 years
Sunset Trail Phase II - Rochester, MN	168	7,434	7,602	690	2002	40 years
Sweetwater Properties – Devils Lake and Grafton, ND	90	1,712	1,802	1,136	1972	5-40 years
Sycamore Village Apts. - Sioux Falls, SD	100	1,472	1,572	105	2002	40 years
Terrace On The Green - Moorhead, MN	24	2,802	2,826	1,881	1970	33-40 years
Thomasbrook - Lincoln, NE	600	10,053	10,653	1,645	2000	40 years
Valley Park Manor - Grand Forks, ND	293	5,277	5,570	834	2000	40 years
West Stonehill - St. Cloud, MN	938	12,470	13,408	2,968	1995	40 years
Westwood Park - Bismarck, ND	161	2,346	2,507	437	1999	40 years
Winchester/Village Green - Rochester, MN	982	7,826	8,808	361	2003	40 years
Woodridge Apts. - Rochester, MN	370	6,771	7,141	1,497	1996	40 years
TOTAL MULTI-FAMILY RESIDENTIAL	$34,462	$407,647	$442,109	$67,534

OFFICE BUILDINGS
1st Avenue Building - Minot , ND	$30	$525	$555	$480	1981	33-40 years
17 South Main - Minot, ND	15	95	110	10	2001	40 years
401 South Main - Minot, ND	71	559	630	227	1987	24-40 years
2030 Cliff Road - Eagan, MN	146	837	983	85	1986	19-40 years
Ameritrade - Omaha, NE	327	8,022	8,349	1,209	1999	40 years
Benton Business Park - Sauk Rapids, MN	188	1,287	1,475	57	2003	40 years
Bloomington Bus. Plaza – Blmngtn., MN	1,300	6,477	7,777	590	2001	40 years
Brenwood - Minnetonka, MN	1,762	12,862	14,624	902	2002	40 years
Brown Deer Road - Milwaukee, WI	1,455	9,567	11,022	498	2003	40 years
Burnsville Bluffs - Burnsville, MN	300	2,660	2,960	249	2001	40 years
Cold Spring Center - St. Cloud, MN	588	8,022	8,610	843	2001	40 years
Crosstown Centre - Eden Prairie , MN	2,884	14,811	17,695	206	2004	40 years
Dewey Hill Business Center - Edina, MN	985	4,173	5,158	463	2001	40 years
Eden Prairie Ctrl Bank Office - E. Prairie, MN	531	4,174	4,705	228	2003	40 years
Golden Hills Office Ctr. - Golden Valley, MN	3,018	19,056	22,074	766	2003	40 years
Great Plains Software - Fargo, ND	126	15,249	15,375	2,176	2000	40 years
Greenwood Chiropractic - Greenwood, MN	189	145	334	8	2003	40 years
Highlands Ranch - Highlands Ranch, CO	1,437	9,803	11,240	92	2004	40 years
Interlachen Corp Center - Eagan, MN	1,650	15,076	16,726	1,413	2001	40 years
Mendota Center I - Mendota Heights, MN	1,570	5,506	7,076	498	2002	40 years
Mendota Center II - Mendota Heights, MN	1,074	10,558	11,632	960	2002	40 years
Mendota Center III - Mendota Heights, MN	1,501	5,247	6,748	451	2002	40 years
Mendota Center IV - Mendota Heights, MN	1,385	7,320	8,705	587	2002	40 years
Mendota Northland Ctr. - M. Heights, MN	1,331	16,329	17,660	1,290	2002	40 years
Metris - Duluth, MN	336	2,203	2,539	57	2004	40 years
Minnesota National Bank - Duluth, MN	287	1,456	1,743	38	2004	40 years
Minnetonka Office Bldg. - Minnetonka, MN	40	361	401	82	2001	40 years
Nicollett VII - Burnsville, MN	429	6,955	7,384	706	2001	40 years
Northgate I - Maple Grove, MN	1,063	6,392	7,455	139	2004	40 years
Northgate II - Maple Grove, MN	358	2,014	2,372	266	2000	40 years
Pillsbury Business Center - Edina, MN	284	1,610	1,894	159	2001	40 years
Plaza VII - Boise, ID	300	3,145	3,445	182	2003	40 years
Plymouth I - Plymouth, MN	530	1,142	1,672	25	2004	40 years

2005 Annual Report F-39

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

OFFICE BUILDINGS - continued	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

Plymouth II - Plymouth, MN	$367	$1,273	$1,640	$28	2004	40 years
Plymouth III - Plymouth, MN	507	1,505	2,012	33	2004	40 years
Plymouth IV & V - Plymouth, MN	641	14,248	14,889	1,419	2001	40 years
Rapid City, SD - 900 Concourse Drive	285	6,762	7,047	810	2001	40 years
Southeast Tech Center - Eagan, MN	560	5,776	6,336	771	2000	40 years
TCA Building - Eagan, MN	627	9,258	9,885	357	2003	40 years
Three Paramount Plaza - Bloomington, MN	1,261	6,647	7,908	527	2002	40 years
Thresher Square East - Minneapolis, MN	646	6,050	6,696	489	2002	40 years
Thresher Square West - Minneapolis, MN	449	4,263	4,712	341	2002	40 years
UHC Office - International Falls, MN	119	2,378	2,497	63	2004	40 years
US Bank Financial Ctr. - Bloomington, MN	2,960	14,047	17,007	44	2005	40 years
Viromed - Eden Prairie, MN	666	4,197	4,863	651	1999	40 years
Wayroad - Minnetonka, MN	530	5,012	5,542	394	2002	40 years
Wells Fargo Ctr. - St Cloud, MN	1,016	8,373	9,389	26	2005	40 years
West River Bus. Park - Waite Park, MN	235	1,218	1,453	54	2003	40 years
Westgate - Boise, ID	1,000	10,738	11,738	635	2003	40 years
Wirth Corp Center - Golden Valley, MN	970	7,824	8,794	614	2002	40 years
TOTAL OFFICE BUILDINGS	$40,329	$313,207	$353,536	$23,198

MEDICAL
Abbott Northwest - Sartell, MN	$0	$13,866	$13,866	$898	2002	40 years
Airport Medical - Bloomington, MN	0	4,678	4,678	307	2002	40 years
Denfeld Clinic - Duluth, MN	501	2,614	3,115	68	2004	40 years
Edgewood Vista - Duluth, MN	390	11,319	11,709	1,026	2000	40 years
Edgewood Vista - Fremont, NE	56	496	552	54	2001	40 years
Edgewood Vista - Hastings, NE	14	558	572	58	2001	40 years
Edgewood Vista - Kalispell, MT	70	518	588	54	2001	40 years
Edgewood Vista - Missoula, MT	109	853	962	181	1997	40 years
Edgewood Vista - Omaha, NE	89	552	641	57	2001	40 years
Edgewood Vista - Virginia, MN	246	6,824	7,070	519	2002	40 years
Edgewood Vista Phase II - Virginia, MN	0	5,111	5,111	154	2004	40 years
Fresenius - Duluth, MN	50	1,522	1,572	40	2004	40 years
Garden View - St. Paul, MN	0	7,698	7,698	526	2002	40 years
Gateway Clinic - Sandstone, MN	66	1,699	1,765	44	2004	40 years
Healtheast Med Ctr. - Wdbry. & St. Johns, MN	3,238	18,363	21,601	2,276	2001	40 years
High Pt. Health Campus - Lake Elmo, MN	1,305	10,723	12,028	212	2004	40 years
Mariner Clinic - Superior, WI	0	3,820	3,820	99	2004	40 years
Nebraska Orthopaedic - Omaha, NE	0	20,512	20,512	491	2004	40 years
Park Dental - Brooklyn, MN	185	2,767	2,952	182	2002	40 years
Pavilion I - Duluth, MN	1,245	8,899	10,144	195	2004	40 years
Pavilion II - Duluth, MN	2,715	16,610	19,325	545	2004	40 years
Paul Larson Clinic - Edina, MN	351	662	1,013	44	2002	40 years
Southdale Expansion - Edina, MN	0	13,047	13,047	590	2003	40 years
Southdale Medical Center - Edina, MN	3,500	30,209	33,709	3,425	2001	40 years
Wedgewood - Sweetwater, GA	334	4,288	4,622	745	1996	40 years
Wells Clinic - Hibbing, MN	162	2,499	2,661	65	2004	40 years
TOTAL MEDICAL	$14,626	$190,707	$205,333	$12,855

INDUSTRIAL
API Building - Duluth, MN	$115	$1,608	$1,723	$42	2004	40 years
Bodycote Indus. Bldg. - Eden Prairie, MN	198	1,954	2,152	467	1992	40 years
Dixon Ave. Indus. Park - Des Moines, IA	1,439	11,541	12,980	749	2002	40 years
Lexington Commerce Center - Eagan, MN	453	5,459	5,912	701	2000	40 years
Lighthouse - Duluth, MN	90	1,794	1,884	47	2004	40 years
Metal Improvement Co. – N. Brighton, MN	240	2,209	2,449	168	2002	40 years
Stone Container - Fargo, ND	440	6,701	7,141	1,268	1995	40 years
Stone Container - Roseville, MN	810	7,440	8,250	628	2001	40 years
Waconia Industrial Bldg. - Waconia, MN	165	1,502	1,667	177	2001	40 years

2005 Annual Report F-40

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

INDUSTRIAL – continued	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

Wilson's Leather - Brooklyn Park, MN	$1,368	$11,700	$13,068	$839	2002	40 years
Winsted Industrial Bldg. - Winsted, MN	100	907	1,007	107	2001	40 years
TOTAL INDUSTRIAL	$5,418	$52,815	$58,233	$5,193

RETAIL
Andover C Store - Andover, MN	$104	$177	$281	$10	2003	40 years
Anoka Strip Center - Anoka, MN	123	610	733	34	2003	40 years
Blaine Strip Center - Blaine, MN	121	416	537	23	2003	40 years
Buffalo Strip Center - Buffalo, MN	131	345	476	19	2003	40 years
Burnsville 1 Strip Center - Burnsville, MN	208	788	996	45	2003	40 years
Burnsville 2 Strip Center - Burnsville, MN	291	498	789	30	2003	40 years
Centerville C Store - Centerville, MN	78	255	333	14	2003	40 years
Champlin South Pond - Champlin, MN	842	2,705	3,547	70	2004	40 years
Chan West Village - Chanhassen, MN	5,035	15,769	20,804	873	2003	40 years
Duluth Denfeld Retail - Duluth, MN	276	4,708	4,984	123	2004	40 years
Duluth Tool Crib - Duluth, MN	130	1,803	1,933	47	2004	40 years
E Bethel C Store - Bethel, MN	32	478	510	26	2003	40 years
Eagan 1 Retail Center - Eagan, MN	196	319	515	17	2003	40 years
Eagan 2 Retail Center - Eagan, MN	291	1,068	1,359	58	2003	40 years
Eagan 3 C Store - Eagan, MN	214	569	783	31	2003	40 years
East Grand Station - East Grand Forks, MN	150	1,242	1,392	169	2000	40 years
Excelsior Strip Center - Excelsior, MN	275	654	929	35	2003	40 years
Fargo Express Center - Fargo, ND	305	1,129	1,434	62	2003	40 years
Fargo Express SC Pad 1 - Fargo, ND	69	299	368	2	2005	40 years
Faribault Checker Auto - Faribault, MN	83	258	341	14	2003	40 years
Forest Lake Auto - Forest Lake, MN	50	448	498	22	2003	40 years
Forest Lake Westlake Ctr. – Forest Lake, MN	2,397	5,729	8,126	310	2003	40 years
Glencoe C Store - Glencoe, MN	52	478	530	26	2003	40 years
Grand Forks Carmike - Grand Forks, ND	184	2,362	2,546	620	1994	40 years
Grand Forks Medpk. Mall - Grand Forks, ND	681	5,008	5,689	664	2000	40 years
Howard Lake C Store - Howard Lake, MN	22	359	381	20	2003	40 years
IGH Strip Ctr - Inver Grove Heights, MN	221	726	947	40	2003	40 years
Jamestown Buffalo Mall - Jamestown, ND	566	3,657	4,223	125	2003	40 years
Jamestown Business Ctr. - Jamestown, ND	297	1,150	1,447	68	2003	40 years
Kalispell Retail Center - Kalispell, MT	250	3,167	3,417	131	2003	40 years
Kntwood Thomasville Furn. - Kentwood., MI	225	1,896	2,121	402	1996	40 years
Ladysmith Pamida - Ladysmith, WI	89	1,411	1,500	78	2003	40 years
Lakeland C Store - Lakeland, MN	86	357	443	20	2003	40 years
Lakeville Strip Center – Lakeville, MN	121	1,908	2,029	110	2003	40 years
Lindstrom C Store - Lindstrom, MN	67	255	322	14	2003	40 years
Lino Lake Strip Center - Lino Lakes, MN	121	333	454	18	2003	40 years
Livingston Pamida - Livingston, MT	227	1,573	1,800	87	2003	40 years
Long Prairie C Store - Long Prairie, MN	39	662	701	36	2003	40 years
Minot Arrowhead SC - Minot, ND	100	3,095	3,195	2,368	1973	15 1/2-40 years
Minot Plaza - Minot, ND	50	524	574	149	1993	40 years
Monticello C Store - Monticello, MN	86	777	863	42	2003	40 years
Mora C Store - Mora, MN	55	246	301	14	2003	40 years
Mound Strip Center - Mound, MN	100	260	360	14	2003	40 years
Moundsview Bakery - Mounds View, MN	47	245	292	13	2003	40 years
Oakdale Strip Center - Oakdale, MN	351	388	739	21	2003	40 years
Omaha Barnes & Noble - Omaha, NE	600	3,099	3,699	736	1995	40 years
Paynesville C Store - Paynesville, MN	31	336	367	18	2003	40 years
Pine City C Store - Pine City, MN	83	359	442	20	2003	40 years
Pine City Evergreen Square – P. City, MN	154	2,820	2,974	156	2003	40 years
Prior Lake 1 Strip Center - Prior Lake, MN	202	777	979	42	2003	40 years
Prior Lake 3 Strip Center - Prior Lake, MN	48	435	483	21	2003	40 years

2005 Annual Report F-41

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

RETAIL - continued	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	LIFE ON WHICH LATEST INCOME STATEMENT IS COMPUTED

Rochester Auto - Rochester, MN	$76	$364	$440	$20	2003	40 years
Rochester Maplewood Square – Rochester, MN	3,275	8,639	11,914	1,255	2000	40 years
Schofield Plaza SC – Schofield, WI	175	1,601	1,776	88	2003	40 years
Shoreview C Store – Shoreview, MN	63	269	332	15	2003	40 years
Sleep Inn – Brooklyn Park , MN	633	2,117	2,750	46	2004	40 years
St. Cloud Westgate SC – St. Cloud, MN	1,219	5,560	6,779	157	2004	40 years
St. Louise Park Retail – St. Louis Park, MN	168	179	347	10	2003	40 years
Wilmar Sam Goody – Willmar, MN	170	240	410	13	2003	40 years
Winsted C Store - Winsted, MN	35	376	411	21	2003	40 years
TOTAL RETAIL	$22,370	$98,275	$120,645	$9,732

SUBTOTAL	$117,205	$1,062,651	$1,179,856	$118,512

UNDEVELOPED LAND
17 S Main 2nd Floor - Minot, ND	$0	$12	$12	$0	2001	40 years
Andover, MN	150	0	150	0	2003	40 years
Centerville, MN	100	4	104	0	2003	40 years
Cottonwood Lake IV - Bismarck, ND	264	1	265	0	1999	40 years
IGH Land, MN	560	4	564	0	2003	40 years
Jamestown Buffalo Mall Theatre - Jmstwn., ND	0	67	67	0	2003	40 years
Kalispell, MT	1,400	15	1,415	0	2003	40 years
Legacy VII - Grand Forks, ND	137	2,307	2,444	0	2000	40 years
Long Prairie, MN	150	6	156	0	2003	40 years
River Falls, WI	200	5	205	0	2003	40 years
TOTAL UNDEVELOPED LAND	$2,961	$2,421	$5,382	$0

TOTAL	$120,166	$1,065,072	$1,185,238	$118,512

2005 Annual Report F-42

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ended April 30, 2005, 2004, and 2003 are as follows:

	(in thousands)
	2005	2004	2003

Balance at beginning of year	$1,082,773	$916,757	$740,055
Additions during year
Residential Real Estate	12,643	40,993	3,938
Commercial Office Real Estate	67,532	50,387	41,178
Commercial Medical Real Estate	42,245	35,465	40,725
Commercial Industrial Real Estate	0	3,596	24,883
Commercial Retail Real Estate	3,120	20,781	63,723
Improvements and Other	17,118	18,442	14,574
	$1,225,431	$1,086,421	$929,076
Deductions during year
Cost of Real Estate Sold	(45,575)	(3,586)	(11,908)
Reclassification	0	0	(411)
Impairment charge	0	(62)	0
Balance at close of year	$1,179,856	$1,082,773	$916,757

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2005, 2004, and 2003, are as follows:

	(in thousands)
	2005	2004	2003

Balance at beginning of year	$98,923	$75,639	$58,926
Additions during year
Provisions for depreciation	27,605	23,758	19,606
Deductions during year
Accumulated depreciation on real estate sold	(8,016)	(474)	(2,893)
Balance at close of year	$118,512	$98,923	$75,639

2005 Annual Report F-43

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2005

Schedule IV

INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

				(in thousands)
	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Int.
First Mortgage
Martin Property – Pioneer Seed	6.00%	05/01/09	Monthly/ Balloon	0	$475	$455	0
					$475	$455
Junior Mortgage
C. Grueber - Cottage Grove	7.50%	10/04/07	Monthly/ Balloon	0	$200	$189	0
					$675	$644
Less:
Unearned Discounts						$0
Deferred Gain from Property Dispositions						0
Allowance for Loan Losses						(25)
						$619

	(in thousands)
	2005	2004	2003
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$4,893	$1,183	$3,953
New participations in and advances on mortgage loans	0	7,100	1,024
	$4,893	$8,283	$4,977
Collections	(4,274)	(3,232)	(3,794)
Transferred to other assets	0	(158)	0
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$619	$4,893	$1,183

2005 Annual Report F-44