Form 10-Q
period 2005-07-31
INVESTORS REAL ESTATE TRUST
filed 2005-09-09
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2005

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

Yes ☑                            No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of August 26, 2005, it had 45,576,419 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS – FIRST QUARTER — FISCAL 2006

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	July 31, 2005	April 30, 2005
ASSETS
Real estate investments
Property owned	$1,202,658	$1,179,856
Less accumulated depreciation/amortization	(125,874)	(118,512)
	1,076,784	1,061,344
Undeveloped land	2,945	5,382
Mortgage loans receivable, net of allowance	425	619
Total real estate investments	1,080,154	1,067,345
Other assets
Cash and cash equivalents	28,010	23,538
Marketable securities – available-for-sale	2,383	2,459
Receivable arising from straight-lining of rents, net of allowance	7,607	7,213
Accounts receivable – net of allowance	2,462	1,390
Real estate deposits	978	2,542
Prepaid and other assets, net of accumulated amortization	28,464	25,677
Tax, insurance, and other escrow	7,408	9,068
Property and equipment, net	2,504	2,462
Goodwill	1,441	1,441
Deferred charges and leasing costs – net	8,219	8,023
TOTAL ASSETS	$1,169,630	$1,151,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$20,642	$22,914
Mortgages payable	734,037	708,558
Investment certificates issued	3,991	4,636
Other debt	827	847
TOTAL LIABILITIES	759,497	736,955

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	15,939	15,860
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	102,263	103,171
(13,195,602 units at July 31, 2005 and 13,114,460 units at April 30, 2005)
SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2005 and April 30, 2005, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common shares of beneficial interest (Unlimited authorization, no par value, 45,521,957 shares issued and outstanding at July 31, 2005 and 45,187,676 shares issued and outstanding at April 30, 2005)	327,210	324,180
Accumulated distributions in excess of net income	(62,573)	(56,303)
Accumulated other comprehensive loss	(23)	(22)
Total shareholders’ equity	291,931	295,172
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,169,630	$1,151,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2005 and 2004

	Three Months Ended July 31
	(in thousands, except per share data)
	2005	2004
REVENUE
Real estate rentals	$34,305	$32,195
Tenant reimbursement	7,448	6,240
TOTAL REVENUE	41,753	38,435
OPERATING EXPENSE
Interest	12,223	11,410
Depreciation/amortization related to real estate investments	9,244	7,833
Utilities	2,879	2,599
Maintenance	5,095	4,253
Real estate taxes	5,002	4,512
Insurance	669	672
Property management expenses	3,139	2,374
Property management related party	0	150
Administrative expense	916	693
Advisory and trustee services	48	27
Other operating expenses	293	188
Amortization	365	274
Amortization of related party costs	15	15
TOTAL OPERATING EXPENSE	39,888	35,000
Operating income	1,865	3,435
Non-operating income	202	210
Income before minority interest and discontinued operations and gain on sale of other investments	2,067	3,645
Gain on sale of other investments	1	0
Minority interest portion of other partnerships’ income	(78)	(89)
Minority interest portion of operating partnership income	(318)	(705)
Income from continuing operations	1,672	2,851
Discontinued operations, net	0	2,619
NET INCOME	1,672	5,470
Dividends to preferred shareholders	(593)	(593)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,079	$4,877
Earnings per common share from continuing operations	$.02	$.06
Earnings per common share from discontinued operations	.00	.06
NET INCOME PER COMMON SHARE - BASIC	$.02	$.12
DILUTED
Earnings per common share from continuing operations	$.02	$.06
Earnings per common share from discontinued operations	.00	.06
NET INCOME PER COMMON SHARE	$.02	$.12
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.1625	$0.1605

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ Equity (unaudited)
for the three months ended July 31, 2005

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY

Balance May 1, 2005	1,150	$27,317	45,188	$324,180	$(56,303)	$(22)	$295,172
Comprehensive Income
Net income					1,672		1,672
Unrealized loss on securities available-for- sale						(1)	(1)
Total comprehensive income							1,671
Distribution – common shares					(7,349)		(7,349)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			301	2,788			2,788
Sale of shares			7	67			67
Redemption of units for common shares			26	176			176
Fractional shares repurchased				(1)			(1)
Balance July 31, 2005	1,150	$27,317	45,522	$327,210	$(62,573)	$(23)	$291,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2005 and 2004

	(in thousands)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,672	$5,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,624	8,408
Minority interest portion of income	396	1,563
Gain on sale of real estate, land and other investments	(1)	(3,064)
Interest reinvested in investment certificates	42	86
Bad debt expense	13	208
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(394)	(250)
Increase in accounts receivable	(1,085)	(281)
(Increase) decrease in prepaid and other assets	(1,005)	649
Decrease in tax, insurance and other escrow	1,660	907
Increase in deferred charges and leasing costs	(592)	(1,150)
Decrease (increase) in related party capitalized leasing commissions	15	(11)
Decrease in accounts payable, accrued expenses and other liabilities	(2,446)	(1,411)
Net cash provided by operating activities	7,899	11,124
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	88	4
Proceeds/payments of real estate deposits	1,564	819
Principal payments on mortgage loans receivable	194	4,255
Purchase of marketable securities – available-for-sale	(12)	0
Proceeds from sale of real estate, land and other investments	0	19,545
Payments for acquisitions and improvements of properties	(23,032)	(38,261)
Net cash used by investing activities	(21,198)	(13,638)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	67	2,518
Proceeds from mortgages payable	30,200	53,232
Repurchase of shares and minority interest units	(1)	(25)
Distributions paid to shareholders, net of reinvestment	(5,158)	(4,825)
Distributions paid to unitholders of operating partnership	(1,909)	(1,741)
Distributions paid to other minority partners	0	(226)
Redemption of investment certificates	(687)	(527)
Principal payments on mortgages payable	(4,721)	(16,983)
Principal payments on notes payable	(20)	(25,017)
Net cash provided by financing activities	17,771	6,406
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,472	3,892
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,538	31,704
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,010	$35,596

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2005 and 2004

	(in thousands)
	2005	2004
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$2,586	$2,337
UPREIT distribution reinvestment plan	223	172
Preferred dividends payable	198	198
Property acquired through issue of shares	0	32
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	0	21,071
Assets acquired through the issuance of minority interest units in the operating partnership	1,083	6,838
Operating partnership units converted to shares	176	424
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	12,046	11,136
Interest on investment certificates	74	61
Interest on margin account and other	54	291
	$12,174	$11,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2005 and 2004

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of July 31, 2005, IRET owned 66 multi-family residential properties with 8,646 apartment units and 150 commercial properties, consisting of office, medical, industrial and retail properties, totaling 8.2 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 77.5% as of July 31, 2005, and April 30, 2005, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed with the SEC.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the three months ended July 31, 2005 and 2004:

	Three Months Ended July 31
	(in thousands, except per share data)
	2005	2004
NUMERATOR
Income from continuing operations	$1,672	$2,851
Discontinued operations	0	2,619
Net income	1,672	5,470
Dividends to preferred shareholders	(593)	(593)
Numerator for basic earnings per share – net income available to common shareholders	1,079	4,877
Minority interest portion of operating partnership income	318	1,474
Numerator for diluted earnings per share	$1,397	6,351
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	45,224	41,981
Effect of dilutive securities – convertible operating partnership units	13,250	11,987
Denominator for diluted earnings per share	58,474	53,968
BASIC
Earnings per common share from continuing operations	$.02	$.06
Earnings per common share from discontinued operations	.00	.06
NET INCOME PER COMMON SHARE	$.02	$.12
DILUTED
Earnings per common share from continuing operations	$.02	$.06
Earnings per common share from discontinued operations	.00	.06
NET INCOME PER COMMON SHARE	$.02	$.12

NOTE 4 • SHAREHOLDERS’ EQUITY

During the three months ended July 31, 2005, the Company issued approximately 301,054 common shares, pursuant to the Company’s distribution reinvestment plan, for total value of $2.8 million. In addition, as of July 31, 2005, approximately 25,551 Units have been converted to common shares during fiscal year 2006, with a total value of $176,297 included in shareholders’ equity.

NOTE 5 • SEGMENT REPORTING

IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment. Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the aggregation criteria under SFAS 131. IRET now reports its results in five segments: multi-family residential properties, and office, industrial (including miscellaneous commercial properties), retail, and medical (including assisted living facilities) properties.

The revenues, expenses and profit (loss) for these reportable segments are summarized as follows as of and for the three-month periods ended July 31, 2005 and 2004, along with reconciliations to the consolidated financial statements:

Three Months Ended July 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$15,409	$13,968	$6,983	$1,565	$3,828	$41,753
Expenses
Mortgage interest	4,591	3,568	2,269	566	1,085	12,079
Depreciation/amortization related to real estate investments	2,889	3,627	1,565	387	717	9,185
Utilities and maintenance	3,823	2,860	766	48	477	7,974
Real estate taxes	1,829	1,950	540	202	481	5,002
Insurance	363	168	68	20	50	669
Property management	1,954	590	408	34	153	3,139
Total segment expense	15,449	12,763	5,616	1,257	2,963	38,048
Segment operating profit	$(40)	$1,205	$1,367	$308	$865	3,705
Reconciliation to consolidated operations
Interest discounts and fee revenue						202
Other interest expense						(144)
Depreciation – furniture and fixtures						(59)
Administrative, advisory and trustee fees						(964)
Operating expenses						(293)
Amortization						(380)
Income before minority interest and discontinued operations and gain on sale of other investments						$2,067

Three Months Ended July 31, 2004

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$15,026	$11,130	$5,964	$1,691	$4,624	$38,435
Expenses
Mortgage interest	4,606	2,998	1,882	564	953	11,003
Depreciation/amortization related to real estate investments	2,702	2,780	1,237	378	692	7,789
Utilities and maintenance	3,136	2,182	910	79	545	6,852
Real estate taxes	1,656	1,706	437	233	480	4,512
Insurance	404	127	70	21	50	672
Property management	1,697	464	266	21	76	2,524
Total segment expense	14,201	10,257	4,802	1,296	2,796	33,352
Segment operating profit	$825	$873	$1,162	$395	$1,828	5,083
Reconciliation to consolidated operations
Interest discounts and fee revenue						210
Other interest expense						(407)
Depreciation – furniture and fixtures						(44)
Administrative, advisory and trustee fees						(720)
Operating expenses						(188)
Amortization						(289)
Income before minority interest and discontinued operations and gain on sale of other investments						$3,645

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of and for the three month period ended July 31, 2005, and for the fiscal year ended April 30, 2005, along with reconciliations to the consolidated financial statements:

July 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$446,996	$353,836	$222,261	$58,806	$120,759	$1,202,658
Less accumulated depreciation/ amortization	(70,424)	(25,372)	(14,198)	(5,532)	(10,348)	(125,874)
Total property owned	$376,572	$328,464	$208,063	$53,274	$110,411	1,076,784
Reconciliation to consolidated balance sheets
Cash						28,010
Marketable Securities						2,383
Receivable & Other Assets						59,083
Undeveloped Land						2,945
Mortgage receivables						425
Total Assets						$1,169,630

April 30, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$442,109	$353,536	$205,333	$58,233	$120,645	$1,179,856
Less accumulated depreciation/ amortization	(67,534)	(23,198)	(12,855)	(5,193)	(9,732)	(118,512)
Total property owned	$374,575	$330,338	$192,478	$53,040	$110,913	1,061,344
Reconciliation to consolidated balance sheets
Cash						23,538
Marketable Securities						2,459
Receivable & Other Assets						57,816
Undeveloped Land						5,382
Mortgage receivables						619
Total Assets						$1,151,158

NOTE 6 • COMMITMENTS AND CONTINGENCIES

Litigation. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s financial statements.

Insurance. IRET carries insurance coverage on its properties in amounts and types that the Company believes are customarily obtained by owners of similar properties and are sufficient to achieve IRET’s risk management objective.

Purchase Options. The Company has granted options to purchase certain Company properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of July 31, 2005, the total property cost of the 13 properties subject to purchase options was approximately $73.9 million, and the gross rental revenue from these properties was approximately $2.0 million for the three months ended July 31, 2005.

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

Pending Acquisitions and Dispositions. As of July 31, 2005, the Company had signed purchase agreements to acquire five office/industrial properties located in and near Omaha, Nebraska, for purchase prices totaling $7,250,000. The Company closed on these acquisitions on September 7, 2005. On August 8, 2005, the Company signed a purchase agreement to acquire four assisted living facilities in Bismarck, North Dakota, Spearfish, South Dakota, Brainerd, Minnesota and Hermantown, Minnesota, respectively, for a total purchase price of approximately $40,377,000, excluding closing costs. The Company closed on these acquisitions on September 1, 2005. See Note 9, Subsequent Events, for additional information.  During the first quarter of fiscal year 2006,  the Company signed an agreement for the sale of a single-tenant retail property located in Minnesota for a sale price of approximately $450,000. The sale is targeted to close in October 2005. However, this pending disposition is subject to certain closing conditions and contingencies, and no assurances can be given that this transaction will be consummated.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of July 31, 2005 or April 30, 2005. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months ended July 31, 2004:

Three Months
Ended July 31
(in thousands)
2004
REVENUE
Real Estate Rentals	$1,482
Tenant Reimbursements	132
Total Revenue	1,614
OPERATING EXPENSE
Interest	442
Depreciation/amortization	279
Utilities and maintenance	252
Real estate taxes	128
Insurance	23
Property management expenses	153
Operating expense	1
Amortization	6
Loss on impairment of real estate investments	7
Total operating expense	1,291
Operating income (loss)	323
Non-operating income	1
Income (loss) before minority interest and gain on sale	324
Minority interest	(769)
Gain on sale of discontinued operations	3,064
Discontinued operations, net	$2,619

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During Three Months Ended July 31, 2005:

During the three months ended July 31, 2005, IRET acquired two medical office properties for a total purchase price of $19,750,000, excluding closing costs, and completed construction on one apartment building. The Company did not dispose of any properties during the first quarter of fiscal year 2006.

Acquisitions

(in thousands)
Acquisition Cost
Multi-Family Residential
36 – Unit Legacy 7 – Grand Forks, ND	$2,445

Commercial Property - Medical
54,971 sq. ft. 2800 Medical Building – Minneapolis, MN	9,000
50,409 sq. ft. Ritchie Medical Plaza – St. Paul, MN	10,750

Total Property Acquisitions	$22,195

NOTE 9 • SUBSEQUENT EVENTS

Acquisitions. The company closed on the following acquisitions subsequent to the end of its first quarter of fiscal 2006:

The Company purchased the Spring Valley IV, V, X and XI office/industrial properties in Omaha, Nebraska, totaling approximately 90,112 square feet, and the approximately 30,000 square foot Brook Valley I office/industrial property located in LaVista, Nebraska, on September 7, 2005, for purchase prices totaling $7,250,000, excluding closing costs. With the exception of the Spring Valley IV office building, which is occupied by a single tenant, these properties are multi-tenant office/industrial properties.

On September 1, 2005, the Company closed on its acquisition of four assisted living facilities in Bismarck, North Dakota, Spearfish, South Dakota, Brainerd, Minnesota and Hermantown, Minnesota, respectively, for a total purchase price of approximately $40,377,000, excluding closing costs, of which approximately $1,600,000 was paid through the issuance of approximately 157,635 Units, valued at $10.15 per Unit. All properties are single-tenant medical/assisted living facilities.

Common and Preferred Share Distributions. On August 17, 2005, the Company’s Board of Trustees declared a regular quarterly distribution of 16.30 cents per share on the Company’s common shares and Units, payable October 3, 2005, to common shareholders and Unitholders of record on September 19, 2005. The Company’s Board of Trustees also declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable September 30, 2005, to preferred shareholders of record on September 15, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2005, our real estate portfolio consisted of 66 multi-family residential properties containing 8,646 apartment units and having a total carrying amount (net of accumulated depreciation) of $376.6 million, and 150 commercial properties containing approximately 8.2 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $700.2 million. Our commercial properties consist of:

•   50 office properties containing approximately 3.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $328.5 million;

•   28 medical properties (including assisted living facilities) containing approximately 1.3 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $208.0 million;

•   11 industrial properties (including miscellaneous commercial properties) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated deprecation) of $53.3 million; and

•   61 retail properties containing approximately 1.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation) of $110.4 million.

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

Critical Accounting Policies. In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first quarter of fiscal year 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no accounting standards or interpretations that have been issued, but which have not yet been adopted, that we believe will have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

Throughout this section, we have provided certain information on a “stabilized property” basis. Information provided on a stabilized property basis is provided only for those properties owned for the entirety of both periods being compared, and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold, and properties under development during the periods being compared, are excluded from our stabilized property analysis. Results presented on a stabilized property basis are not determined in accordance with GAAP; see the section of this report entitled “Results on a ‘Stabilized Property’ Basis” beginning on page 17 for a statement of the reasons management believes that presenting certain information on a stabilized property basis is useful to investors.

REVENUES

Total IRET revenues for the first quarter of fiscal year 2006 were $41.75 million, compared to $38.44 million received in the first quarter of the prior fiscal year. This is an increase of $3.31 million or 8.6%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during the fiscal year 2005, as well as other factors shown by the following analysis:

(in thousands)
Increase in Total Revenue Three Months
ended July 31, 2005
Rent from 17 properties acquired in Fiscal 2005 in excess of that received in 2005 from the same 17 properties	$4,004
Rent from 3 properties acquired in Fiscal 2006	583
Decrease in rental receipts and accruals on existing properties due to changes in scheduled rent and lease renewals/termination	(1,265)
A decrease in straight-line rents	(4)
Net increase in total revenue	$3,318

SEGMENT EXPENSES AND OPERATING PROFIT

The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the three months ended July 31, 2005, as compared to the three months ended July 31, 2004. For a reconciliation of segment revenues, profit (loss) and assets to the consolidated financial statements, see Note 5 of the Notes to Condensed Consolidated Financial Statements beginning on page 9 of this report.

Three Months Ended July 31

	(in thousands)
	2005	2004	Change	%Change
Multi-Family Residential
Real estate revenue	$15,409	$15,026	$383	2.5%
Expenses
Mortgage interest	4,591	4,606	(15)	(0.3%)
Depreciation and amortization	2,889	2,702	187	6.9%
Utilities and maintenance	3,823	3,136	687	21.9%
Real estate taxes	1,829	1,656	173	10.4%
Insurance	363	404	(41)	(10.1%)
Property management	1,954	1,697	257	15.1%
Total segment expense	$15,449	$14,201	$1,248	8.8%
Segment operating profit	$(40)	$825	$(865)	(104.8%)

	(in thousands)
	2005	2004	Change	%Change
Commercial-Office
Real estate revenue	$13,968	$11,130	$2,838	25.5%
Expenses
Mortgage interest	3,568	2,998	570	19.0%
Depreciation and amortization	3,627	2,780	847	30.5%
Utilities and maintenance	2,860	2,182	678	31.1%
Real estate taxes	1,950	1,706	244	14.3%
Insurance	168	127	41	32.3%
Property management	590	464	126	27.2%
Total segment expense	$12,763	$10,257	$2,506	24.4%
Segment operating profit	$1,205	$873	$332	38.0%

	(in thousands)
	2005	2004	Change	%Change
Commercial-Medical
Real estate revenue	$6,983	$5,964	$1,019	17.1%
Expenses
Mortgage interest	2,269	1,882	387	20.6%
Depreciation and amortization	1,565	1,237	328	26.5%
Utilities and maintenance	766	910	(144)	(15.8%)
Real estate taxes	540	437	103	23.6%
Insurance	68	70	(2)	(2.9%)
Property management	408	266	142	53.4%
Total segment expense	$5,616	$4,802	$814	17.0%
Segment operating profit	$1,367	$1,162	$205	17.6%

	(in thousands)
	2005	2004	Change	%Change
Commercial-Industrial
Real estate revenue	$1,565	$1,691	$(126)	(7.5%)
Expenses
Mortgage interest	566	564	2	0.4%
Depreciation and amortization	387	378	9	2.4%
Utilities and maintenance	48	79	(31)	(39.2%)
Real estate taxes	202	233	(31)	(13.3%)
Insurance	20	21	(1)	(4.8%)
Property management	34	21	13	61.9%
Total segment expense	$1,257	$1,296	$(39)	(3.0%)
Segment operating profit	$308	$395	$(87)	(22.0%)

	(in thousands)
	2005	2004	Change	%Change
Commercial-Retail
Real estate revenue	$3,828	$4,624	$(796)	(17.2%)
Expenses
Mortgage interest	1,085	953	132	13.9%
Depreciation and amortization	717	692	25	3.6%
Utilities and maintenance	477	545	(68)	(12.5%)
Real estate taxes	481	480	1	0.2%
Insurance	50	50	0	0.0%
Property management	153	76	77	101.3%
Total segment expense	$2,963	$2,796	$167	6.0%
Segment operating profit	$865	$1,828	$(963)	(52.7%)

FACTORS IMPACTING NET INCOME:

During the first three months of fiscal year 2006, the following factors were the most significant causes of the continued limited growth of our total revenue. These factors ultimately also negatively impacted our net income per share. Net income was lower during the first quarter of fiscal year 2006 compared to the same period in fiscal year 2005 due primarily to gains from property sales of approximately $2,620,000 and a  one-time lease termination payment of approximately $850,000 received during the first quarter of fiscal year 2005.  There were no property sales during the first quarter of fiscal year 2006, and no similarly significant lease termination payments.

•   Economic Vacancy & Concessions. Our stabilized apartment vacancy decreased to 9.1% from 9.8% for the three months ended July 31, 2005 and 2004, respectively. Vacancy levels at our stabilized commercial office, industrial and retail properties increased to 9.5%, 13.4% and 11.4%, respectively, from 8.6%, 9.6% and 9.8%, for the three months ended July 31, 2005 and 2004, respectively. Our stabilized commercial medical vacancy levels decreased to 6.7% from 9.1% for the three months ended July 31, 2005 and 2004, respectively.

    While occupancy levels at our multi-family residential and commercial medical properties showed signs of improvement this quarter, our level of tenant concessions continues to increase, and results at our multi-family residential properties continue to be negatively influenced by the availability of low-interest mortgages to prospective home buyers. To maintain physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties. We estimate that rent concessions offered during the three months ended July 31, 2005 lowered our operating revenues by approximately $1.3 million, as compared to an estimated approximately $1.1 million reduction in operating revenues attributable to rent concessions offered in the three months ended July 31, 2004.

Our commercial vacancy levels are primarily due to our inability to either renew existing leases or to re-lease space being vacated by tenants at the expiration of their lease. As we previously reported to our shareholders, despite some positive economic developments, we have yet to see a significant increase in demand for commercial space. Our expectation is that demand in IRET’s markets for both apartments and commercial space will improve only slightly through the second quarter of fiscal year 2006. As a result, we do not expect our occupancy levels to improve significantly, or a reduction in the level of rent concessions offered, during our fiscal year 2006, which ends April 30, 2006.

•   Increased maintenance expense. The maintenance expense category increased by $842,000 or 19.8% for the three months ended July 31, 2005, as compared to the corresponding period in fiscal 2005. Of the increased maintenance costs for the three months ended July 31, 2005, $584,000 or 69.4% is attributable to the addition of new real estate acquired in fiscal 2005 and 2006, while $258,000 or 30.6% is due to increased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase. While we have implemented selected rent increases, the current economic conditions and increased vacancy levels have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•   Increased Utility Expense. Utility expenses at properties newly acquired in fiscal 2005 and 2006 added $390,000 to the utility expenses category, while utility expenses at existing properties decreased by $110,000, resulting in a net increase in utility expenses of $280,000 in the first quarter of fiscal year 2006, a 10.8% increase over utility expenses in the first quarter of fiscal year 2005.  The Company expect utility expenses to increase further during the remainder of fiscal year 2006, due to the effects of Hurricane Katrina and other factors causing a rise in energy prices. The United States Energy Department is forecasting a sharp rise in natural gas and heating oil prices during the winter heating season.

•   Increased Administrative and Operating Expenses. Administrative and operating expenses increased by $328,000, or 37.2%, for the three months ended July 31, 2005, as compared to the corresponding period of fiscal year 2005, primarily because of increased salary and other expense resulting from our hiring of additional employees. We added a total of nine additional employees in fiscal year 2005 and one additional employee in the first quarter of fiscal year 2006. Additionally, in common with other public companies, we have experienced a significant increase in accounting fees and other costs, primarily as a result of certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), in particular the internal controls report and attestation requirements of Section 404 of Sarbanes-Oxley.

•   Increased Mortgage Interest Expense. Our mortgage debt increased $25.4 million, or 3.6%, to $734.0 million as of July 31, 2005, as compared to $708.6 million on April 30, 2005. Our mortgage interest expense increased by $1.1 million, or 9.8%, for the three months ended July 31, 2005. Of the increased mortgage interest expense for the three months ended July 31, 2005, $0.9 million is attributable to the addition of new real estate acquired in fiscal 2005 and 2006. Our overall weighted average interest rate on all outstanding mortgage debt is 6.04% as of July 31, 2005.

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

RESULTS ON A “STABILIZED PROPERTY” BASIS

The following table presents results on a stabilized property basis for the three months ended July 31, 2005 and 2004, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties. Property Segment Operating Profit should not be considered as an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

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

	(in thousands)
	For the Three Months
	Ended July 31,
	2005	2004	% Change
Multi-family residential
Real Estate Revenue	$14,914	$15,026	(0.7%)
Expenses:
Mortgage interest	4,491	4,606	(2.5%)
Depreciation and amortization	2,769	2,702	2.5%
Utilities & maintenance	3,682	3,136	17.4%
Real estate taxes	1,744	1,656	5.3%
Insurance	348	404	(13.9%)
Property management	1,885	1,697	11.1%
Total expenses	$14,919	$14,201	5.1%
Property segment operating profit	$(5)	$825	(100.6%)
Commercial – office
Real Estate Revenue	$10,866	$10,973	(1.0%)
Expenses:
Mortgage interest	2,916	2,998	(2.7%)
Depreciation and amortization	2,591	2,701	(4.1%)
Utilities & maintenance	2,196	2,166	1.4%
Real estate taxes	1,533	1,678	(8.6%)
Insurance	127	125	1.6%
Property management	487	463	5.2%
Total expenses	$9,850	$10,131	(2.8%)
Property segment operating profit	$1,016	$842	20.7%
Commercial – medical
Real Estate Revenue	$5,221	$5,299	(1.5%)
Expenses:
Mortgage interest	1,827	1,620	12.8%
Depreciation and amortization	1,066	1,048	1.7%
Utilities & maintenance	581	910	(36.2%)
Real estate taxes	402	437	(8.0%)
Insurance	56	57	(1.8%)
Property management	302	265	14.0%
Total expenses	$4,234	$4,337	(2.4%)
Property segment operating profit	$987	$962	2.6%
Commercial - Industrial
Real Estate Revenue	$1,565	$1,691	(7.5%)
Expenses:
Mortgage interest	566	564	0.4%
Depreciation and amortization	387	378	2.4%
Utilities & maintenance	48	79	(39.2%)
Real estate taxes	202	233	(13.3%)

	(in thousands)
	For the Three Months
	Ended July 31,
	2005	2004	% Change
Commercial – Industrial - continued
Insurance	20	21	(4.8%)
Property management	34	21	61.9%
Total expenses	$1,257	$1,296	(3.0%)
Property segment operating profit	$308	$395	(22.0%)
Commercial – Retail
Real Estate Revenue	$3,756	$4,583	(18.0%)
Expenses:
Mortgage interest	1,085	953	13.9%
Depreciation and amortization	702	684	2.6%
Utilities & maintenance	476	545	(12.7%)
Real estate taxes	480	480	0.0%
Insurance	50	50	0.0%
Property management	153	76	101.3%
Total expenses	$2,946	$2,788	5.7%
Property segment operating profit	$810	$1,795	(54.9%)
Total Stabilized Segment Operating Profit	$3,116	$4,819	(35.3%)
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$5,431	$863
Expenses – Non-Stabilized
Mortgage interest	1,194	262
Depreciation and amortization	1,670	276
Utilities & maintenance	991	16
Real estate taxes	641	28
Insurance	68	15
Property management	278	2
Total Segment Operating Profit	$3,705	$5,083
Reconciliation to consolidated operations
Interest discounts and fee revenue	202	210
Other interest expense	(144)	(407)
Depreciation – furniture and fixtures	(59)	(44)
Administrative, advisory and trustee fees	(964)	(720)
Operating expenses	(293)	(188)
Amortization	(380)	(289)
Income before minority interest and discontinued operations and gain on sale of other investments	$2,067	$3,645

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

Economic occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented. The following tables compare economic occupancy rates on a “stabilized property” basis for the three months ended July 31, 2005 and 2004:

Three Months Ended July 31:

	(in thousands)
	2005	2004	Change
Multi-Family Residential	90.9%	90.2%	0.7%
Commercial-Office	90.5%	91.4%	(0.9%)
Commercial-Medical	93.4%	90.9%	2.5%
Commercial-Industrial	86.6%	90.4%	(3.8%)
Commercial-Retail	88.6%	90.2%	(1.6%)

CREDIT RISK

The following table lists our top ten commercial tenants on July 31, 2005, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the first quarter of fiscal year 2006.

% of Total Commercial
Segment Minimum Rents
Lessee	as of July 31, 2005
St. Lukes	5.2%
Edgewood Living Communities, Inc.	4.0%
Best Buy	3.1%
Healtheast – Woodbury & Maplewood	2.5%
Allina Health	2.3%
Microsoft Great Plains	2.3%
Northland Insurance Company	2.2%
Nebraska Orthopaedic Hospital	2.1%
Smurfit – Stone Container Corp.	2.0%
Wilson’s the Leather Experts, Inc.	1.8%
All Others	72.5%
Total Monthly Rent as of July 31, 2005	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the three months ended July 31, 2005, IRET acquired two medical properties and completed construction on one apartment building. The Company did not dispose of any properties during the first quarter of fiscal year 2006.

Acquisitions and Dispositions During Three Months Ended July 31, 2005:

Acquisitions

(in thousands)
Acquisition Cost
Multi-Family Residential
36 – Unit Legacy 7 – Grand Forks, ND	$2,445

Commercial Property - Medical
54,971 sq. ft. 2800 Medical Building – Minneapolis, MN	9,000
50,409 sq. ft. Ritchie Medical Plaza – St. Paul, MN	10,750
Total Property Acquisitions	$22,195

FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) in 1991, as clarified in 1995, 1999 and 2002. NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and mortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” Because of limitations of the FFO definition adopted by NAREIT, IRET has made certain interpretations in applying the definition. IRET believes all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.

IRET management considers that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, is useful to investors in providing an additional perspective on IRET’s operating results. Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time. However, real estate asset values have historically risen or fallen with market conditions. NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by GAAP may not reflect underlying economic realities. Additionally, the exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets, allows IRET management and investors better to identify the operating results of the long-term assets that form the core of IRET’s investments, and assists in comparing those operating results between periods. FFO is used by IRET management and investors to identify trends in occupancy rates, rental rates and operating costs.

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

FFO applicable to common shares and Units for the three months ended July 31, 2005 decreased to $10.7 million, compared to $11.4 million for the comparable period ended July 31, 2004, a decrease of 6.1%.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended July 31,	2005				2004
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$1,672		$		$5,470		$
Less dividends to preferred shareholders	(593)				(593)
Net income available to common shareholders	1,079	45,224.02			4,877	41,981.12
Adjustments:
Minority interest in earnings of Unitholders	318	13,250			1,474	11,987
Depreciation and Amortization (1)	9,332				8,139
Gains on depreciable property sales	(1)				(3,064)
Funds from operations applicable to common shares and Units	$10,728	58,474		$.18	$11,426	53,968		$.21

(1) Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Condensed Consolidated Statements of Operations, totaling $9,624 and $8,122, and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $0 and $286, less corporate-related depreciation and amortization on office equipment and other assets of $59 and $44 and less amortization of financing costs of $233 and $225, for the three months ended July 31, 2005 and 2004, respectively.

(2) UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3) Net income is calculated on a per share basis. Funds from Operations is calculated on a per share and unit basis.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the three months ended July 31 of fiscal years 2005 and 2004:

Three months ended	July 31, 2005	July 31, 2004
	.1625	.1605

In addition, during the three months ended July 31, 2005, the Company paid, on June 30, 2005, a distribution of 51.56 cents per share on the Company’s 1,150,000 preferred shares of beneficial interest (issued April 26, 2004), to preferred shareholders of record on June 15, 2005.

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

SOURCES AND USES OF CASH

As of July 31, 2005, the Company had three unsecured lines of credit in the amounts of $10.0 million, $10.0 million and $4.4 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of April 30, 2005. Borrowings under the lines of credit bear interest based on the following for each of the lines of credit described above: (1) Bremer Financial Corporation Reference Rate, (2) the highest New York Prime rate as published in the Wall Street Journal, and (3) the highest New York Prime rate as published in the Wall Street Journal. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank and First Western Bank expire in September 2005.  The Company’s line of credit with First International Bank and Trust expires on December 7, 2005. The Company will seek to renew each of these three lines of credit.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. In the first quarter of fiscal year 2006, 106,693 Units were issued in connection with property acquisitions, compared to 681,189 Units issued in connection with property acquisitions during the first quarter of fiscal year 2005.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 301,054 common shares under its DRIP during the first quarter of fiscal year 2006.

Cash and cash equivalents on July 31, 2005 totaled $28.0 million, compared to $35.6 million on the same date in 2004.  Net cash provided from operating activities decreased to $7.9 million in the first quarter of fiscal year 2006, from $11.1 million in the first quarter of fiscal year 2005.  Cash and cash equivalents decreased from the year-earlier period primarily due to an increase in past due rent amounts and pre-paid insurance, and because of a sizeable lease termination payment received in the first quarter of fiscal year 2005.  No similarly significant lease termination payments were received in the first quarter of fiscal year 2006.

Cash used for acquisitions decreased by $15.3 million in the first quarter of fiscal year 2006, to $23.0 million from $38.3 million in the first quarter of fiscal year 2005. Cash and other proceeds received from other investing activities (including proceeds from the sale of property and principal payments on mortgage loans receivable) decreased by $3.3 million in the first quarter of fiscal year 2006, to $1.8 million, from $5.1 million in the first quarter of fiscal year 2005. Net cash used in investing activities increased to $21.2 million in the first quarter of fiscal year 2006, from $13.6 million in the first quarter of fiscal year 2005.

Net cash provided from financing activities increased, to $17.8 million during the first quarter of fiscal year 2006 from $6.4 million in the first quarter of fiscal year 2005. Net cash provided from financing activities was higher in the first three months of fiscal year 2006 due primarily to the payoff of a note payable in first quarter of fiscal year 2005.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $734.0 million on July 31, 2005, due to new debt placed on new and existing properties, from $708.6 million on April 30, 2005. Approximately 96 per cent of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of July 31, 2005, the weighted average rate of interest on the Company’s mortgage debt was 6.04%, compared to 6.08% on April 30, 2005.

Real Estate Owned. Real estate owned increased to $1,076.8 million at July 31, 2005 from $1,061.3 million at April 30, 2005. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Certificates. The Company discontinued the issuance of investment certificates in April 2002. As of July 31, 2005, investment certificates outstanding totaled $4.0 million, compared to $4.6 million of such certificates outstanding on April 30, 2005. This decrease resulted from the redemption of maturing investment certificates during the three months ended July 31, 2005.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2005 were $28.0 million, compared to $23.5 million on April 30, 2005. The increase in cash on hand on July 31, 2005, as compared to April 30, 2005, was due primarily to the refinancing of mortgage debt.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $2.4 million on July 31, 2005, and $2.5 million on April 30, 2005. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 13.2 million Units on July 31, 2005, compared to 13.1 million Units outstanding on April 30, 2005. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2005 totaled 45.5 million, compared to 45.2 million outstanding on April 30, 2005. This increase in common shares outstanding was primarily due to the issuance of common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 279,307 common shares issued on July 1, 2005, for total value of $2.6 million. Conversions of 25,551 UPREIT Units to common shares, for a total of $176,000 in shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the three months ended July 31, 2005. Preferred shares of beneficial interest outstanding on July 31, 2005 and April 30, 2005 totaled 1.15 million.

PENDING ACQUISITIONS AND DISPOSITIONS

As of July 31, 2005, the Company had signed purchase agreements to acquire five office/industrial properties located in and near Omaha, Nebraska, for purchase prices totaling $7,250,000. The Company closed on these acquisitions on September 7, 2005. On August 8, 2005, the Company signed a purchase agreement to acquire four assisted living facilities in Bismarck, North Dakota, Spearfish, South Dakota, Brainerd, Minnesota and Hermantown, Minnesota, respectively, for a total purchase price of approximately

$40,377,000, excluding closing costs. The Company closed on these acquisitions on September 1, 2005. See Note 9, Subsequent Events, for additional information.  During the first quarter of fiscal year 2006,  the Company signed agreement for the sale of a single-tenant retail property located in Minnesota for a sale price of approximately $450,000. The sale is targeted to close in October 2005. However, this pending disposition is subject to certain closing conditions and contingencies, and no assurances can be given that this transaction will be consummated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Even though our goal is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of our fixed rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of July 31, 2005, we had the following amounts of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate	$13,697	$19,688	$39,471	$42,657	$105,732	$486,036	$707,281
Variable Rate	885	2,025	1,253	3,916	1,258	17,419	26,756
							$734,037(1)
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Principal Payments (in thousands)
Long Term Debt	2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate	$33,586	$45,009	$43,723	$40,473	$36,056	$151,760	$350,607
Variable Rate	1,639	2,108	2,000	1,782	1,684	3,679	12,892
							$363,499(1)
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1) The weighted average interest rate on our debt as of July 31, 2005, was 6.04%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $26.8 million of variable rate indebtedness would increase our annual interest expense by $268,000.

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

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2006, the Company issued an aggregate of 25,551 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

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

INVESTORS REAL ESTATE TRUST

(Registrant)

/s/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr.
President and Chief Executive Officer

/s/ Diane K. Bryantt
Diane K. Bryantt
Senior Vice President and Chief Financial Officer

Date: September 9, 2005