Form 10-Q
period 2005-10-31
INVESTORS REAL ESTATE TRUST
filed 2005-12-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes ☑                            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑                            No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of December 5, 2005, it had 46,065,887.346 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS – SECOND QUARTER — FISCAL 2006

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	October 31, 2005	April 30, 2005
ASSETS
Real estate investments
Property owned	$1,250,601	$1,179,856
Less accumulated depreciation/amortization	(133,535)	(118,512)
	1,117,066	1,061,344
Undeveloped land	2,895	5,382
Mortgage loans receivable, net of allowance	419	619
Total real estate investments	1,120,380	1,067,345
Other assets
Cash and cash equivalents	27,361	23,538
Marketable securities – available-for-sale	2,426	2,459
Receivable arising from straight-lining of rents, net of allowance	8,303	7,213
Accounts receivable – net of allowance	1,976	1,390
Real estate deposits	337	2,542
Prepaid and other assets, net of accumulated amortization	30,243	25,677
Tax, insurance, and other escrow	6,690	9,068
Property and equipment, net	1,566	2,462
Goodwill	1,441	1,441
Deferred charges and leasing costs – net	9,160	8,023
TOTAL ASSETS	$1,209,883	$1,151,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$19,742	$22,914
Mortgages payable	773,657	708,558
Investment certificates issued	3,728	4,636
Other debt	807	847
TOTAL LIABILITIES	797,934	736,955

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	16,257	15,860
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	104,673	103,171
(13,547,098 units at October 31, 2005 and 13,114,460 units at April 30, 2005)
SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2005 and April 30, 2005, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common shares of beneficial interest (Unlimited authorization, no par value, 46,030,950 shares issued and outstanding at October 31, 2005, and 45,187,676 shares issued and outstanding at April 30, 2005)	331,784	324,180
Accumulated distributions in excess of net income	(68,044)	(56,303)
Accumulated other comprehensive loss	(38)	(22)
Total shareholders’ equity	291,019	295,172
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,209,883	$1,151,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months and six months ended October 31, 2005 and 2004

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2005	2004	2005	2004
REVENUE
Real estate rentals	$36,450	$32,561	$70,748	$64,740
Tenant reimbursement	7,300	6,240	14,744	12,472
TOTAL REVENUE	43,750	38,801	85,492	77,212
OPERATING EXPENSE
Interest	12,804	11,629	25,024	23,036
Depreciation/amortization related to real estate investments	9,409	8,058	18,652	15,889
Utilities	3,433	2,325	6,312	4,923
Maintenance	4,741	4,176	9,835	8,428
Real estate taxes	5,070	4,617	10,069	9,125
Insurance	670	656	1,339	1,327
Property management expenses	2,998	2,847	6,137	5,221
Property management related party	0	134	0	284
Administrative expense	914	858	1,830	1,552
Advisory and trustee services	58	27	106	55
Other operating expenses	271	464	563	652
Amortization	367	283	731	557
Amortization of related party costs	14	15	30	29
TOTAL OPERATING EXPENSE	40,749	36,089	80,628	71,078
Operating income	3,001	2,712	4,864	6,134
Non-operating income	251	235	453	445
Income before minority interest and discontinued operations and gain on sale of other investments	3,252	2,947	5,317	6,579
Gain on sale of other investments	0	0	1	0
Minority interest portion of other partnerships’ income	(105)	(116)	(183)	(205)
Minority interest portion of operating partnership income	(589)	(748)	(907)	(1,450)
Income from continuing operations	2,558	2,083	4,228	4,924
Discontinued operations, net	15	1,870	17	4,499
NET INCOME	2,573	3,953	4,245	9,423
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,980	$3,360	$3,059	$8,237
Earnings per common share from continuing operations – basic and diluted	$.04	$.04	$.07	$.10
Earnings per common share from discontinued operations – basic and diluted	.00	.04	.00	.10
NET INCOME PER COMMON SHARE - BASIC	$.04	$.08	$.07	$.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ Equity (unaudited)
for the six months ended October 31, 2005

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY

Balance May 1, 2005	1,150	$27,317	45,188	$324,180	$(56,303)	$(22)	$295,172
Comprehensive Income
Net income					4,245		4,245
Unrealized loss on securities available-for- sale						(16)	(16)
Total comprehensive income							4,229
Distribution – common shares					(14,800)		(14,800)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment plan			608	5,589			5,589
Sale of shares			10	90			90
Redemption of units for common shares			225	1,927			1,927
Fractional shares repurchased				(2)			(2)
Balance October 31, 2005	1,150	$27,317	46,031	$331,784	$(68,044)	$(38)	$291,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2005 and 2004

	(in thousands)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,245	$9,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,417	16,885
Minority interest portion of income	1,095	2,967
Gain on sale of real estate, land and other investments	(22)	(5,873)
Interest reinvested in investment certificates	97	155
Bad debt expense, net of recoveries	(25)	268
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,090)	(339)
Increase in accounts receivable	(546)	(368)
(Increase) decrease in prepaid and other assets	(600)	1,153
Decrease in tax, insurance and other escrow	2,378	3,400
Increase in deferred charges and leasing costs	(1,929)	(1,695)
Decrease (increase) in related party capitalized leasing commissions	30	7
Decrease in accounts payable, accrued expenses and other liabilities	(3,000)	(3,003)
Net cash provided by operating activities	20,050	22,980
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	89	0
Proceeds/payments of real estate deposits	2,205	947
Principal payments on mortgage loans receivable	200	4,262
Purchase of marketable securities – available-for-sale	(21)	(11)
Proceeds from sale of real estate, land and other investments	444	39,319
Payments for acquisitions and improvements of properties	(68,858)	(61,485)
Net cash used by investing activities	(65,941)	(16,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	90	3,249
Issue costs for preferred shares	0	(26)
Proceeds from notes payable	0	13
Proceeds from minority partner Brenwood/Dixon	248	161
Proceeds from mortgages payable	74,876	60,236
Repurchase of shares and minority interest units	(2)	(26)
Distributions paid to shareholders, net of reinvestment	(10,788)	(9,751)
Distributions paid to unitholders of operating partnership	(3,854)	(3,529)
Distributions paid to other minority partners	(34)	(460)
Redemption of investment certificates	(1,005)	(1,800)
Principal payments on mortgages payable	(9,777)	(32,533)
Principal payments on notes payable	(40)	(25,032)
Net cash provided (used) by financing activities	49,714	(9,498)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,823	(3,486)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,538	31,704
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,361	$28,218

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2005 and 2004

	(in thousands)
	2005	2004
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$5,198	$4,829
UPREIT distribution reinvestment plan	391	369
Preferred dividends payable	0	198
Receivable settled through receipt of available-for-sale securities in lieu of cash	50	0
Property acquired through issue of shares	0	32
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	0	21,071
Assets acquired through the issuance of minority interest units in the operating partnership	6,762	12,174
Operating partnership units converted to shares	1,927	1,499
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	24,352	22,547
Interest on investment certificates	119	153
Interest on margin account and other	72	337
	$24,543	$23,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2005 and 2004

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of October 31, 2005, IRET owned 66 multi-family residential properties with 8,648 apartment units and 159 commercial properties, consisting of office, medical, industrial and retail properties, totaling 8.5 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 77.3% and 77.5%, respectively, as of October 31, 2005, and April 30, 2005, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, filed with the SEC.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months and six months ended October 31, 2005 and 2004:

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2005	2004	2005	2004
NUMERATOR
Income from continuing operations	$2,558	$2,083	$4,228	$4,924
Discontinued operations	15	1,870	17	4,499
Net income	2,573	3,953	4,245	9,423
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
Numerator for basic earnings per share – net income available to common shareholders	1,980	3,360	3,059	8,237
Minority interest portion of operating partnership income	595	1,287	912	2,762
Numerator for diluted earnings per share	$2,575	$4,647	$3,971	$10,999
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	45,762	42,475	45,493	42,228
Effect of dilutive securities – convertible operating partnership units	13,454	12,477	13,352	12,299
Denominator for diluted earnings per share	59,216	54,952	58,845	54,527
BASIC
Earnings per common share from continuing operations – basic and diluted	$.04	$.04	$.07	$.10
Earnings per common share from discontinued operations – basic and diluted	.00	.04	.00	.10
NET INCOME PER COMMON SHARE	$.04	$.08	$.07	$.20

NOTE 4 • SHAREHOLDERS’ EQUITY

During the six months ended October 31, 2005, the Company issued approximately 608,000 common shares, pursuant to the Company’s distribution reinvestment plan, for total value of $5.6 million. In addition, as of October 31, 2005, approximately 225,000 Units have been converted to common shares during fiscal year 2006, with a total value of $1.9 million included in shareholders’ equity.

NOTE 5 • SEGMENT REPORTING

IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment. Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the aggregation criteria under SFAS 131. IRET reports its results in five segments: multi-family residential properties, and office, industrial (including miscellaneous commercial properties), retail, and medical (including assisted living facilities) properties.

The revenues, expenses and profit (loss) for these reportable segments are summarized as follows as of and for the three and six-month periods ended October 31, 2005 and 2004, along with reconciliations to the condensed consolidated financial statements:

Three Months Ended October 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$16,109	$14,253	$8,026	$1,593	$3,769	$43,750
Expenses
Mortgage interest	4,637	3,727	2,683	563	1,101	12,711
Depreciation/amortization related to real estate investments	2,924	3,524	1,810	382	713	9,353
Utilities and maintenance	3,718	3,005	1,137	52	262	8,174
Real estate taxes	1,848	1,999	557	177	489	5,070
Insurance	355	165	79	20	51	670
Property management	1,814	628	392	23	141	2,998
Total segment expense	15,296	13,048	6,658	1,217	2,757	38,976
Segment operating profit	$813	$1,205	$1,368	$376	$1,012	4,774
Reconciliation to consolidated operations
Interest discounts and fee revenue						251
Other interest expense						(93)
Depreciation – furniture and fixtures						(56)
Administrative, advisory and trustee fees						(972)
Operating expenses						(271)
Amortization						(381)
Income before minority interest and discontinued operations and gain on sale of other investments						$3,252

Three Months Ended October 31, 2004

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$15,172	$12,366	$6,319	$1,533	$3,411	$38,801
Expenses
Mortgage interest	4,587	3,023	2,300	589	1,036	11,535
Depreciation/amortization related to real estate investments	2,735	2,884	1,321	379	694	8,013
Utilities and maintenance	3,377	2,424	505	43	152	6,501
Real estate taxes	1,664	1,760	491	223	479	4,617
Insurance	408	118	59	21	50	656
Property management	1,949	562	377	26	67	2,981
Total segment expense	14,720	10,771	5,053	1,281	2,478	34,303
Segment operating profit	$452	$1,595	$1,266	$252	$933	4,498
Reconciliation to consolidated operations
Interest discounts and fee revenue						235
Other interest expense						(94)
Depreciation – furniture and fixtures						(45)
Administrative, advisory and trustee fees						(885)
Operating expenses						(464)
Amortization						(298)
Income before minority interest and discontinued operations and gain on sale of other investments						$2,947

Six Months Ended October 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$31,517	$28,221	$15,009	$3,159	$7,586	$85,492
Expenses
Mortgage interest	9,227	7,295	4,952	1,130	2,183	24,787
Depreciation/amortization related to real estate investments	5,813	7,151	3,375	769	1,429	18,537
Utilities and maintenance	7,541	5,864	1,904	100	738	16,147
Real estate taxes	3,677	3,949	1,097	379	967	10,069
Insurance	719	333	146	41	100	1,339
Property management	3,768	1,217	801	57	294	6,137
Total segment expense	30,745	25,809	12,275	2,476	5,711	77,016
Segment operating profit	$772	$2,412	$2,734	$683	$1,875	8,476
Reconciliation to consolidated operations
Interest discounts and fee revenue						453
Other interest expense						(237)
Depreciation – furniture and fixtures						(115)
Administrative, advisory and trustee fees						(1,936)
Operating expenses						(563)
Amortization						(761)
Income before minority interest and discontinued operations and gain on sale of other investments						$5,317

Six Months Ended October 31, 2004

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$30,198	$23,495	$12,284	$3,224	$8,011	$77,212
Expenses
Mortgage interest	9,193	6,021	4,182	1,153	1,986	22,535
Depreciation/amortization related to real estate investments	5,438	5,664	2,557	757	1,385	15,801
Utilities and maintenance	6,512	4,605	1,415	123	696	13,351
Real estate taxes	3,319	3,466	928	456	956	9,125
Insurance	812	244	130	41	100	1,327
Property management	3,646	1,026	644	47	142	5,505
Total segment expense	28,920	21,026	9,856	2,577	5,265	67,644
Segment operating profit	$1,278	$2,469	$2,428	$647	$2,746	9,568
Reconciliation to consolidated operations
Interest discounts and fee revenue						445
Other interest expense						(501)
Depreciation – furniture and fixtures						(88)
Administrative, advisory and trustee fees						(1,607)
Operating expenses						(652)
Amortization						(586)
Income before minority interest and discontinued operations and gain on sale of other investments						$6,579

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of October 31, 2005, and April 30, 2005, along with reconciliations to the condensed consolidated financial statements:

October 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$449,557	$363,238	$257,924	$59,126	$120,756	$1,250,601
Less accumulated depreciation/ amortization	(73,348)	(27,658)	(15,703)	(5,876)	(10,950)	(133,535)
Total property owned	$376,209	$335,580	$242,221	$53,250	$109,806	1,117,066
Reconciliation to condensed consolidated balance sheets
Cash						27,361
Marketable Securities						2,426
Receivable & Other Assets						59,716
Undeveloped Land						2,895
Mortgage receivables						419
Total Assets						$1,209,883

April 30, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$442,109	$353,536	$205,333	$58,233	$120,645	$1,179,856
Less accumulated depreciation/ amortization	(67,534)	(23,198)	(12,855)	(5,193)	(9,732)	(118,512)
Total property owned	$374,575	$330,338	$192,478	$53,040	$110,913	1,061,344
Reconciliation to condensed consolidated balance sheets
Cash						23,538
Marketable Securities						2,459
Receivable & Other Assets						57,816
Undeveloped Land						5,382
Mortgage receivables						619
Total Assets						$1,151,158

NOTE 6 • COMMITMENTS AND CONTINGENCIES

Litigation. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s financial statements.

Insurance. IRET carries insurance coverage on its properties in amounts and types that the Company believes are customarily obtained by owners of similar properties and are sufficient to achieve IRET’s risk management objectives.

Purchase Options. The Company has granted options to purchase certain Company properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of October 31, 2005, the total property cost of the 17 properties subject to purchase options was approximately $114.5 million, and the gross rental revenue from these properties was approximately $2.6 million for the three months ended October 31, 2005.

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

Restrictions on Taxable Dispositions.  Approximately 132 of our properties, consisting of approximately 4 million square feet of our combined commercial segments properties and 3,957 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The carrying amount of these properties (net of accumulated depreciation and intangibles) was approximately $506.7 million at October 31, 2005.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale.  Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Joint Venture Buy/Sell Options.  Certain of our joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that we buy our partners’ interests.  We have one joint venture which allows our unaffiliated partner, at its election, to require that we buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.  In accordance with Statement of Accounting Standards No. 5, Accounting for Contingencies, we have not recorded a liability or the related asset that would result from the acquisition in connection with the above potential obligation because the probability of our unaffiliated partner requiring us to buy their interest is not currently determinable, and we are unable to estimate the amount of the payment required for that purpose.

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of October 31, 2005, IRET’s funding commitments included the following:

Walgreen Construction:  The Company is obligated under a lease agreement signed during the second quarter of fiscal year 2006 to construct a new, free-standing retail store for Walgreen Co. in Weston, Wisconsin, which Walgreen would then lease from the Company.  The Company currently estimates construction costs for this project of approximately $2.4 million, with completion planned for the fourth quarter of fiscal year 2006.

Pending Acquisitions and Dispositions.  As of October 31, 2005, the Company had signed an agreement to acquire a small parcel of land for approximately $75,000, as part of a development of existing adjacent retail properties owned by the Company.  This pending transaction is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be consummated.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of October 31, 2005 or 2004. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months and six months ended October 31, 2005 and 2004:

	Three Months	Three Months	Six Months	Six Months
	Ended October 31	Ended October 31	Ended October 31	Ended October 31
	(in thousands)
	2005	2004	2005	2004
REVENUE
Real Estate Rentals	$5	$632	$13	$2,129
Tenant Reimbursements	3	99	6	240
Total Revenue	8	731	19	2,369
OPERATING EXPENSE
Interest	3	194	6	640
Depreciation/amortization	1	116	3	396
Utilities and maintenance	0	137	0	389
Real estate taxes	3	60	6	191
Insurance	0	10	0	34
Property management expenses	0	41	0	194
Operating expense	1	2	2	4
Amortization	0	5	1	12
Loss on impairment of real estate investments	0	564	0	571
Total operating expense	8	1,129	18	2,431
Operating income (loss)	0	(398)	1	(62)
Non-operating income	0	0	0	1
Income (loss) before minority interest and gain on sale	0	(398)	1	(61)
Minority interest	(6)	(540)	(5)	(1,313)
Gain on sale of discontinued operations	21	2,808	21	5,873
Discontinued operations, net	$15	$1,870	$17	$4,499

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During the Six Months Ended October 31, 2005:

During the six months ended October 31, 2005, IRET acquired four assisted living facilities, five office properties and two medical office buildings for a total purchase price of approximately $67,377,000, excluding closing costs.  The Company also completed construction of one apartment complex.  The Company sold one retail property along with undeveloped land for approximately $450,000 during the six months ended October 31, 2005.

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property—Medical (including assisted living)
44,521 sq. ft. Edgewood Vista – Bismarck, ND	$10,750
32,606 sq. ft. Edgewood Vista – Spearfish, SD	6,687
43,146 sq. ft. Edgewood Vista – Brainerd, MN	10,625
81,785 sq. ft. Edgewood Vista – Hermantown, MN	12,315
50,409 sq. ft. Ritchie Medical Plaza – St. Paul, MN	10,750
54,971 sq. ft. 2800 Medical Building – Minneapolis, MN	9,000

Commercial Property—Office
15,594 sq. ft. Spring Valley IV Office Building – Omaha, NE	1,250
23,913 sq. ft. Spring Valley V Office Building – Omaha, NE	1,375
24,000 sq. ft. Spring Valley X Office Building – Omaha, NE	1,275
24,000 sq. ft. Spring Valley XI Office Building – Omaha, NE	1,250
30,000 sq. ft. Brook Valley I Office Building – La Vista, NE	2,100

Multi-Family Residential
36-unit Legacy 7 – Grand Forks, ND	2,445

Total Property Acquisitions	$69,822

Dispositions

	(in thousands)
	Sales Price	Book Value and Sales Cost	Gain/Loss
Commercial Property – Retail
3,000 sq. ft. Centerville Convenience Store – Centerville, MN	$340	$324	$16

Undeveloped Property
40,000 sq. ft. Centerville Undeveloped Land – Centerville, MN	110	105	5

Total Property Dispositions	$450	$429	$21

NOTE 9 • SUBSEQUENT EVENTS

Preferred Share Distribution.  On November 16, 2005, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable January 2, 2006, to preferred shareholders of record on December 15, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2005, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2005, our real estate portfolio consisted of 66 multi-family residential properties containing 8,648 apartment units and having a total carrying amount (net of accumulated depreciation and intangibles) of $376.2 million, and 159 commercial properties containing approximately 8.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $740.9 million. Our commercial properties consist of:

•     56 office properties containing approximately 3.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $335.6 million;

•     32 medical properties (including assisted living facilities) containing approximately 1.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $242.2 million;

•     11 industrial properties (including miscellaneous commercial properties) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated deprecation and intangibles) of $53.3 million; and

•     60 retail properties containing approximately 1.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $109.8 million.

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

Critical Accounting Policies. In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first and second quarters of fiscal year 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no accounting standards or interpretations that have been issued, but which have not yet been adopted, that we believe will have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

Throughout this section, we have provided certain information on a “stabilized property” basis. Information provided on a stabilized property basis is provided only for those properties owned for the entirety of both periods being compared, and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold, and properties under development during the periods being compared, are excluded from our stabilized property analysis. Results presented on a stabilized property basis are not determined in accordance with GAAP; see the section of this report entitled “Results on a ‘Stabilized Property’ Basis” beginning on page 20 for a statement of the reasons management believes that presenting certain information on a stabilized property basis is useful to investors.

REVENUES

Total IRET revenues for the second quarter of fiscal year 2006 were $43.8 million, compared to $38.8 million received in the second quarter of the prior fiscal year. This is an increase of $5.0 million or 12.9%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during the fiscal year 2006, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue Three Months ended October 31, 2005	Increase in Total Revenue Six Months ended October 31, 2005

Rent from 17 properties acquired in Fiscal 2005 in excess of that received in 2005 from the same 17 properties	$2,732	$6,736
Rent from 12 properties acquired in Fiscal 2006	1,721	2,304
Increase (decrease) in rental receipts and accruals on existing properties due to changes in scheduled rent and lease renewals/termination	320	(933)
An increase in straight-line rents	176	173
Net increase in total revenue	$4,949	$8,280

SEGMENT EXPENSES AND OPERATING PROFIT

The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the three months and six months ended October 31, 2005, as compared to the three months and six months ended October 31, 2004. For a reconciliation of segment revenues, profit (loss) and assets to the consolidated financial statements, see Note 5 of the Notes to Condensed Consolidated Financial Statements beginning on page 9 of this report.

The Company generally contracts with locally-based third-party professional management companies to handle the day-to-day management of Company properties. Certain commercial properties, however, primarily in the Company’s commercial retail segment, are managed directly by employees in the Company’s Minneapolis Office. The Company has begun to allocate a portion of those employees’ salaries to property management expense. Accordingly, property management expense has increased in the three and six months ended October 31, 2005, compared to the same periods in fiscal year 2005.

Three Months Ended October 31:

	(in thousands)
	2005	2004	Change	% Change
Multi-Family Residential
Real estate revenue	$16,109	$15,172	$937	6.2%
Expenses
Mortgage interest	4,637	4,587	50	1.1%
Depreciation and amortization	2,924	2,735	189	6.9%
Utilities and maintenance	3,718	3,377	341	10.1%
Real estate taxes	1,848	1,664	184	11.1%
Insurance	355	408	(53)	(13.0%)
Property management	1,814	1,949	(135)	(6.9%)
Total segment expense	$15,296	$14,720	$576	3.9%
Segment operating profit	$813	$452	$361	79.9%

	(in thousands)
	2005	2004	Change	% Change
Commercial-Office
Real estate revenue	$14,253	$12,366	$1,887	15.3%
Expenses
Mortgage interest	3,727	3,023	704	23.3%
Depreciation and amortization	3,524	2,884	640	22.2%
Utilities and maintenance	3,005	2,424	581	24.0%
Real estate taxes	1,999	1,760	239	13.6%
Insurance	165	118	47	39.8%
Property management	628	562	66	11.7%
Total segment expense	$13,048	$10,771	$2,277	21.1%
Segment operating profit	$1,205	$1,595	$(390)	(24.5%)

	(in thousands)
	2005	2004	Change	% Change
Commercial-Medical
Real estate revenue	$8,026	$6,319	$1,707	27.0%
Expenses
Mortgage interest	2,683	2,300	383	16.7%
Depreciation and amortization	1,810	1,321	489	37.0%
Utilities and maintenance	1,137	505	632	125.1%
Real estate taxes	557	491	66	13.4%
Insurance	79	59	20	33.9%
Property management	392	377	15	4.0%
Total segment expense	$6,658	$5,053	$1,605	31.8%
Segment operating profit	$1,368	$1,266	$102	8.1%

	(in thousands)
	2005	2004	Change	% Change
Commercial-Industrial
Real estate revenue	$1,593	$1,533	$60	3.9%
Expenses
Mortgage interest	563	589	(26)	(4.4%)
Depreciation and amortization	382	379	3	0.8%
Utilities and maintenance	52	43	9	20.9%
Real estate taxes	177	223	(46)	(20.6%)
Insurance	20	21	(1)	(4.8%)
Property management	23	26	(3)	(11.5%)
Total segment expense	$1,217	$1,281	$(64)	(5.0%)
Segment operating profit	$376	$252	$124	49.2%

	(in thousands)
	2005	2004	Change	% Change
Commercial-Retail
Real estate revenue	$3,769	$3,411	$358	10.5%
Expenses
Mortgage interest	1,101	1,036	65	6.3%
Depreciation and amortization	713	694	19	2.7%
Utilities and maintenance	262	152	110	72.4%
Real estate taxes	489	479	10	2.1%
Insurance	51	50	1	2.0%
Property management	141	67	74	110.4%
Total segment expense	$2,757	$2,478	$279	11.3%
Segment operating profit	$1,012	$933	$79	8.5%

Six Months Ended October 31:

	(in thousands)
	2005	2004	Change	% Change
Multi-Family Residential
Real estate revenue	$31,517	$30,198	$1,319	4.4%
Expenses
Mortgage interest	9,227	9,193	34	0.4%
Depreciation and amortization	5,813	5,438	375	6.9%
Utilities and maintenance	7,541	6,512	1,029	15.8%
Real estate taxes	3,677	3,319	358	10.8%
Insurance	719	812	(93)	(11.5%)
Property management	3,768	3,646	122	3.3%
Total segment expense	$30,745	$28,920	$1,825	6.3%
Segment operating profit	$772	$1,278	$(506)	(39.6%)

	(in thousands)
	2005	2004	Change	% Change
Commercial-Office
Real estate revenue	$28,221	$23,495	$4,726	20.1%
Expenses
Mortgage interest	7,295	6,021	1,274	21.2%
Depreciation and amortization	7,151	5,664	1,487	26.3%
Utilities and maintenance	5,864	4,605	1,259	27.3%
Real estate taxes	3,949	3,466	483	13.9%
Insurance	333	244	89	36.5%
Property management	1,217	1,026	191	18.6%
Total segment expense	$25,809	$21,026	$4,783	22.8%
Segment operating profit	$2,412	$2,469	$(57)	(2.3%)

	(in thousands)
	2005	2004	Change	% Change
Commercial-Medical
Real estate revenue	$15,009	$12,284	$2,725	22.2%
Expenses
Mortgage interest	4,952	4,182	770	18.4%
Depreciation and amortization	3,375	2,557	818	32.0%
Utilities and maintenance	1,904	1,415	489	34.6%
Real estate taxes	1,097	928	169	18.2%
Insurance	146	130	16	12.3%
Property management	801	644	157	24.4%
Total segment expense	$12,275	$9,856	$2,419	24.5%
Segment operating profit	$2,734	$2,428	$306	12.6%

	(in thousands)
	2005	2004	Change	% Change
Commercial-Industrial
Real estate revenue	$3,159	$3,224	$(65)	(2.0%)
Expenses
Mortgage interest	1,130	1,153	(23)	(2.0%)
Depreciation and amortization	769	757	12	1.6%
Utilities and maintenance	100	123	(23)	(18.7%)
Real estate taxes	379	456	(77)	(16.9%)
Insurance	41	41	0	0%
Property management	57	47	10	21.3%
Total segment expense	$2,476	$2,577	$(101)	(3.9%)
Segment operating profit	$683	$647	$36	5.6%

	(in thousands)
	2005	2004	Change	% Change
Commercial-Retail
Real estate revenue	$7,586	$8,011	$(425)	(5.3%)
Expenses
Mortgage interest	2,183	1,986	197	9.9%
Depreciation and amortization	1,429	1,385	44	3.2%
Utilities and maintenance	738	696	42	6.0%
Real estate taxes	967	956	11	1.2%
Insurance	100	100	0	0%
Property management	294	142	152	107.0%
Total segment expense	$5,711	$5,265	$446	8.5%
Segment operating profit	$1,875	$2,746	$(871)	(31.7%)

FACTORS IMPACTING NET INCOME:

During the first three months and six months of fiscal year 2006, the following factors were the most significant causes of the continued limited growth of our total revenue.  These factors ultimately also negatively impacted our net income per share.

  Economic Vacancy and Concessions.   Our stabilized apartment vacancy decreased to 6.9% from 9.4% for the three months ended October 31, 2005 and 2004, respectively.  Vacancy levels at our stabilized commercial office, medical industrial and retail properties decreased to 8.5%, 5.9%, 13.4% and 11.6%, respectively, from 9.5%, 8.0%, 16.7% and 11.7% for the three months ended October 31, 2005 and 2004, respectively.  For the six months ended October 31, 2005 and 2004, respectively, our stabilized apartment vacancy decreased to 8.0% from 9.6%, and our commercial medical and retail vacancy levels decreased to 6.3% and 11.5%, respectively, from 8.6% and 10.7%.  Our commercial office vacancy level was 9.0% for the six months ended October 31, 2005 and 2004, and our commercial industrial vacancy level increased slightly to 13.4% from 13.1% for the six months ended October 31, 2005 and 2004.

While occupancy levels at our multi-family residential and commercial properties improved during the second quarter of fiscal year 2006, our level of tenant concessions continued to increase, and results at our multi-family residential properties continued to be negatively influenced by the availability of low-interest mortgages to prospective home buyers.  To maintain physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties.  We estimate that rent concessions offered during the three and six months ended October 31, 2005, lowered our operating revenues by approximately $1.4 million and $2.6 million, respectively, compared to $1.1 million and $2.2 million during the three and six months ended October 31, 2004.

  Increased Maintenance Expense.  Maintenance expenses at properties newly acquired in fiscal years 2005 and 2006 added $702,000 to the maintenance expenses category, while maintenance expenses at existing properties decreased by $137,000, resulting in a net increase in maintenance expenses of $565,000, or 13.5% for the three months ended October 31, 2005, as compared to the corresponding period in fiscal year 2005.  For the six months ended October 31, 2005, the maintenance expense category increased by $1,407,000, or 16.7%, as compared to the corresponding period in fiscal year 2005.  Of the increased maintenance costs for the six months ended October 31, 2005, $121,000 or 8.6% is attributable to the addition of new real estate acquired in fiscal years 2005 and 2006, while $1,286,000 or 91.4% is due to increased costs for maintenance on existing real estate assets.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase.  While we have implemented selected rent increases, the current economic conditions and vacancy levels at our properties have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.
  Increased Utility Expense.  Utility expenses at properties newly acquired in fiscal years 2005 and 2006 added $449,000 to the utility expenses category, while utility expenses at existing properties increased by $659,000, resulting in an increase in utility expenses of $1,108,000 in the second quarter of fiscal year 2006, a 47.7% increase over utility expenses in the second quarter of fiscal year 2005.  For the six months ended October 31, 2005, utility expenses increased $1,389,000, or 28.2%, over utility expenses in the six months ended October 31, 2004.  Of this increase, $839,000 or 60.4% is due to increases in utility expenses at properties newly acquired in fiscal years 2005 and 2006, and $550,000, or 39.6%, is due to increases in utility expenses at existing properties.  The Company continues to expect utility expenses to increase further during the remainder of fiscal year 2006, due to the general rise in energy prices.  The United States Energy Department is forecasting a sharp rise in natural gas and heating oil prices during the winter heating season.
  Increased Administrative and Operating Expenses.  Administrative and operating expenses decreased by $137,000, or 10.4%, for the three months ended October 31, 2005, as compared to the corresponding period of fiscal year 2005.  For the six months ended October 31, 2005, administrative and operating expenses increased by $189,000 or 8.6%, compared to the corresponding period of fiscal year 2005, primarily due to increased salary expense.
  Increased Mortgage Interest Expense.  Our mortgage debt increased approximately $65.1 million, or 9.2%, to $773.7 million as of October 31, 2005, compared to $708.6 million on April 30, 2005.  Mortgage interest expense for properties newly acquired in fiscal 2005 and 2006 added $1.3 million to our total mortgage interest expense for the three months ended October 31, 2005 and $2.3 million for the six months ended October 31, 2005, while mortgage interest expense on existing properties decreased $162,000 for the three months ended October 31, 2005 and $18,000 for the six months ended October 31, 2005, resulting in a net increase in mortgage interest expense of $1.2 million, or 10.2%, for the three months ended October 31, 2005, and $2.3 million, or 8.9% for the six months ended October 31, 2005, compared to the three and six months ended October 31, 2004.  Our overall weighted average interest rate on all outstanding mortgage debt is 6.03% as of October 31, 2005.
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

RESULTS ON A “STABILIZED PROPERTY” BASIS

The following table presents results on a stabilized property basis for the three months and six months ended October 31, 2005 and 2004, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties. Property Segment Operating Profit should not be considered as an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

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

Three Months Ended October 31:

	(in thousands)
	For the Three Months
	Ended October 31,
	2005	2004	% Change
Multi-family residential
Real Estate Revenue	$15,569	$15,149	2.8%
Expenses:
Mortgage interest	4,525	4,587	(1.4%)
Depreciation and amortization	2,800	2,727	2.7%
Utilities & maintenance	3,583	3,372	6.3%
Real estate taxes	1,763	1,657	6.4%
Insurance	341	403	(15.4%)
Property management	1,748	1,946	(10.2%)
Total expenses	$14,760	$14,692	0.5%
Property segment operating profit	$809	$457	77.0%
Commercial – office
Real Estate Revenue	$11,075	$11,649	(4.9%)
Expenses:
Mortgage interest	2,906	3,023	(3.9%)
Depreciation and amortization	2,441	2,695	(9.4%)
Utilities & maintenance	2,253	2,365	(4.7%)
Real estate taxes	1,561	1,675	(6.8%)
Insurance	118	108	9.3%
Property management	491	527	(6.8%)
Total expenses	$9,770	$10,393	(6.0%)
Property segment operating profit	$1,305	$1,256	3.9%
Commercial – medical
Real Estate Revenue	$5,221	$5,001	4.4%
Expenses:
Mortgage interest	1,824	1,846	(1.2%)
Depreciation and amortization	1,064	1,033	3.0%
Utilities & maintenance	721	416	73.3%
Real estate taxes	375	436	(14.0%)
Insurance	60	59	1.7%
Property management	262	287	(8.7%)
Total expenses	$4,306	$4,077	5.6%
Property segment operating profit	$915	$924	(1.0%)
Commercial - industrial
Real Estate Revenue	$1,594	$1,533	4.0%
Expenses:
Mortgage interest	563	589	(4.4%)
Depreciation and amortization	382	379	0.8%

	(in thousands)
	For the Three Months
	Ended October 31,
Commercial – industrial – continued	2005	2004	% Change
Utilities & maintenance	53	44	20.5%
Real estate taxes	177	223	(20.6%)
Insurance	20	20	0.0%
Property management	23	26	(11.5%)
Total expenses	$1,218	$1,281	(4.9%)
Property segment operating profit	$376	$252	49.2%
Commercial – retail
Real Estate Revenue	$3,698	$3,343	10.6%
Expenses:
Mortgage interest	1,101	1,036	6.3%
Depreciation and amortization	699	682	2.5%
Utilities & maintenance	262	152	72.4%
Real estate taxes	488	479	1.9%
Insurance	50	50	0.0%
Property management	141	67	110.4%
Total expenses	$2,741	$2,466	11.2%
Property segment operating profit	$957	$877	9.1%
Total Stabilized Segment Operating Profit	$4,362	$3,766	15.8%
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$6,593	$2,126
Expenses – Non-Stabilized
Mortgage interest	1,792	454
Depreciation and amortization	1,967	497
Utilities & maintenance	1,302	152
Real estate taxes	706	147
Insurance	81	16
Property management	333	128
Total Segment Operating Profit	$4,774	$4,498
Reconciliation to consolidated operations
Interest discounts and fee revenue	251	235
Other interest expense	(93)	(94)
Depreciation – furniture and fixtures	(56)	(45)
Administrative, advisory and trustee fees	(972)	(885)
Operating expenses	(271)	(464)
Amortization	(381)	(298)
Income before minority interest and discontinued operations and gain on sale of other investments	$3,252	$2,947

Six Months Ended October 31:

	(in thousands)
	For the Six Months
	Ended October 31,
	2005	2004	% Change
Multi-family residential
Real Estate Revenue	$30,483	$30,175	1.0%
Expenses:
Mortgage interest	9,015	9,192	(1.9%)
Depreciation and amortization	5,569	5,430	2.6%
Utilities & maintenance	7,266	6,508	11.6%
Real estate taxes	3,507	3,313	5.9%
Insurance	690	807	(14.5%)
Property management	3,632	3,643	(0.3%)
Total expenses	$29,679	$28,893	2.7%
Property segment operating profit	$804	$1,282	(37.3%)

	(in thousands)
	For the Six Months
	Ended October 31,
	2005	2004	% Change
Commercial – office
Real Estate Revenue	$21,941	$22,622	(3.0%)
Expenses:
Mortgage interest	5,822	6,021	(3.3%)
Depreciation and amortization	5,032	5,396	(6.7%)
Utilities & maintenance	4,449	4,531	(1.8%)
Real estate taxes	3,094	3,348	(7.6%)
Insurance	245	231	6.1%
Property management	978	990	(1.2%)
Total expenses	$19,620	$20,517	(4.4%)
Property segment operating profit	$2,321	$2,105	10.3%
Commercial – medical
Real Estate Revenue	$10,442	$10,300	1.4%
Expenses:
Mortgage interest	3,651	3,466	5.3%
Depreciation and amortization	2,130	2,082	2.3%
Utilities & maintenance	1,301	1,326	(1.9%)
Real estate taxes	777	872	(10.9%)
Insurance	116	116	0.0%
Property management	565	552	2.4%
Total expenses	$8,540	$8,414	1.5%
Property segment operating profit	$1,902	$1,886	0.8%
Commercial - industrial
Real Estate Revenue	$3,159	$3,224	(2.0%)
Expenses:
Mortgage interest	1,129	1,153	(2.1%)
Depreciation and amortization	769	756	1.7%
Utilities & maintenance	101	123	(17.9%)
Real estate taxes	379	456	(16.9%)
Insurance	41	42	(2.4%)
Property management	57	47	21.3%
Total expenses	$2,476	$2,577	(3.9%)
Property segment operating profit	$683	$647	5.6%
Commercial – retail
Real Estate Revenue	$7,442	$7,901	(5.8%)
Expenses:
Mortgage interest	2,183	1,986	9.9%
Depreciation and amortization	1,399	1,364	2.6%
Utilities & maintenance	738	696	6.0%
Real estate taxes	965	955	1.0%
Insurance	99	100	(1.0%)
Property management	293	143	104.9%
Total expenses	$5,677	$5,244	8.3%
Property segment operating profit	$1,765	$2,657	(33.6%)
Total Stabilized Segment Operating Profit	$7,475	$8,577	(12.8%)
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$12,025	$2,990

	(in thousands)
	For the Six Months
	Ended October 31,
continued	2005	2004	% Change
Expenses – Non-Stabilized
Mortgage interest	2,987	717
Depreciation and amortization	3,638	773
Utilities & maintenance	2,292	167
Real estate taxes	1,347	181
Insurance	148	31
Property management	612	130
Total Segment Operating Profit	$8,476	$9,568
Reconciliation to consolidated operations
Interest discounts and fee revenue	453	445
Other interest expense	(237)	(501)
Depreciation – furniture and fixtures	(115)	(88)
Administrative, advisory and trustee fees	(1,936)	(1,607)
Operating expenses	(563)	(652)
Amortization	(761)	(586)
Income before minority interest and discontinued operations and gain on sale of other investments	$5,317	$6,579

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

Economic occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented. The following tables compare economic occupancy rates on a “stabilized property” basis for the three months and six months ended October 31, 2005 and 2004:

Three Months Ended October 31:

	(in thousands)
	2005	2004	% Change
Multi-Family Residential	93.1%	90.6%	2.8%
Commercial-Office	91.5%	90.6%	1.0%
Commercial-Medical	94.2%	92.0%	2.4%
Commercial-Industrial	86.6%	83.4%	3.8%
Commercial-Retail	88.4%	88.3%	0.1%

Six Months Ended October 31:

	(in thousands)
	2005	2004	% Change
Multi-Family Residential	92.0%	90.4%	1.8%
Commercial-Office	91.0%	91.0%	0.0%
Commercial-Medical	93.8%	91.5%	2.5%
Commercial-Industrial	86.6%	86.9%	(0.3%)
Commercial-Retail	88.5%	89.3%	(0.9%)

CREDIT RISK

The following table lists our top ten commercial tenants on October 31, 2005, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the second quarter of fiscal year 2006.

% of Total Commercial
Segment’s Minimum Rents
Lessee	as of October 31, 2005
Edgewood Living Communities, Inc.	7.9%
St. Lukes	4.8%
Best Buy	2.9%
Healtheast – Woodbury & Maplewood	2.3%
St. Paul Companies (f/k/a Northland Insurance)	2.2%
Allina Health	2.2%
Microsoft Great Plains	2.1%
Nebraska Orthopaedic Hospital	2.0%
Smurfit – Stone Container Corp.	1.9%
Wilson’s the Leather Experts, Inc.	1.7%
All Others	70.0%
Total Monthly Rent as of October 31, 2005	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the six months ended October 31, 2005, IRET acquired four assisted living facilities, five office properties and two medical office buildings for a total purchase price of approximately $67,377,000, excluding closing costs.  The Company also completed construction of one apartment complex.  The Company sold one retail property along with undeveloped land for approximately $450,000 during the six months ended October 31, 2005.

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property—Medical (including assisted living)
44,521 sq. ft. Edgewood Vista – Bismarck, ND	$10,750
32,606 sq. ft. Edgewood Vista – Spearfish, SD	6,687
43,146 sq. ft. Edgewood Vista – Brainerd, MN	10,625
81,785 sq. ft. Edgewood Vista – Hermantown, MN	12,315
50,409 sq. ft. Ritchie Medical Plaza – St. Paul, MN	10,750
54,971 sq. ft. 2800 Medical Building – Minneapolis, MN	9,000

Commercial Property—Office
15,594 sq. ft. Spring Valley IV Office Building – Omaha, NE	1,250
23,913 sq. ft. Spring Valley V Office Building – Omaha, NE	1,375
24,000 sq. ft. Spring Valley X Office Building – Omaha, NE	1,275
24,000 sq. ft. Spring Valley XI Office Building – Omaha, NE	1,250
30,000 sq. ft. Brook Valley I Office Building – La Vista, NE	2,100

Multi-Family Residential
36-unit Legacy 7 – Grand Forks, ND	2,445

Total Property Acquisitions	$69,822

Dispositions

	(in thousands)
	Sales Price	Book Value and Sales Cost	Gain/Loss
Commercial Property – Retail
3,000 sq. ft. Centerville Convenience Store – Centerville, MN	$340	$324	$16

Undeveloped Property
40,000 sq. ft. Centerville Undeveloped Land – Centerville, MN	110	105	5

Total Property Dispositions	$450	$429	$21

FUNDS FROM OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004

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

FFO applicable to common shares and Units for the three months and six months ended October 31, 2005 increased to $12.1 million and $22.8 million, compared to $10.1 million and $21.5 million for the comparable periods ended October 31, 2004, an increase of 20.0% and 6.1%, respectively.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended October 31,	2005				2004
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$2,573		$		$3,953		$
Less dividends to preferred shareholders	(593)				(593)
Net income available to common shareholders	1,980	45,762.04			3,360	42,475.08
Adjustments:
Minority interest in earnings of Unitholders	595	13,454			1,287	12,477
Depreciation and Amortization (1)	9,519				8,218
Gains on depreciable property sales	(21)				(2,808)
Funds from operations applicable to common shares and Units	$12,073	59,216		$.20	$10,057	54,952		$.18

	(in thousands, except per share amounts)
Six Months Ended October 31,	2005				2004
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$4,245		$		$9,423		$
Less dividends to preferred shareholders	(1,186)				(1,186)
Net income available to common shareholders	3,059	45,493.07			8,237	42,228.20
Adjustments:
Minority interest in earnings of Unitholders	912	13,352			2,762	12,299
Depreciation and Amortization (4)	18,851				16,356
Gains on depreciable property sales	(23)				(5,873)
Funds from operations applicable to common shares and Units	$22,799	58,845		$.39	$21,482	54,527		$.39

(1) Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Condensed Consolidated Statements of Operations, totaling $9,790 and $8,356, and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $1 and $121, less corporate-related depreciation and amortization on office equipment and other assets of $56 and $45 and less amortization of financing costs of $216 and $214, for the three months ended October 31, 2005 and 2004, respectively.

(2) UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3) Net income is calculated on a per share basis. Funds from Operations is calculated on a per share and unit basis.

(4) Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Condensed Consolidated Statements of Operations, totaling $19,413 and $16,475, and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $4 and $408, less corporate-related depreciation and amortization on office equipment and other assets of $115 and $89 and less amortization of financing costs of $451 and 438, for the six months ended October 31, 2005 and 2004, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2005 and 2004:

Date	Fiscal Year 2006	Fiscal Year 2005	% Change
July 1	$.1625	$.1605	1.2%
October 1.1630		.1610	1.2%
Total	$.3255	$.3215	1.2%

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

SOURCES AND USES OF CASH

As of October 31, 2005, the Company had three unsecured lines of credit in the amounts of $10.0 million, $10.0 million and $4.4 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of October 31, 2005. Borrowings under the lines of credit bear interest based on the following for each of the lines of credit described above: (1) Bremer Financial Corporation Reference Rate, (2) the highest New York Prime rate as published in the Wall Street Journal, and (3) the highest New York Prime rate as published in the Wall Street Journal. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank and First Western Bank were renewed in September 2005.  The Company’s line of credit with First International Bank and Trust was renewed in December 2005.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. In the second quarter of fiscal year 2006, 683,393 Units were issued in connection with property acquisitions, compared to 528,290 Units issued in connection with property acquisitions during the second quarter of fiscal year 2005.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 301,054 common shares under its DRIP during the first quarter of fiscal year 2006, and 307,140 common shares during the second quarter of fiscal year 2006.

Cash and cash equivalents on October 31, 2005 totaled $27.4 million, compared to $28.2 million on the same date in 2004.  Net cash provided from operating activities decreased to $20.1 million for the first six months of fiscal year 2006, from $23.0 million for the first six months of fiscal year 2005.  Cash and cash equivalents decreased from the year-earlier period primarily due to an increase in past due rent amounts and pre-paid insurance, and because of a sizeable lease termination payment received for the first six months of fiscal year 2005.  No similarly significant lease termination payments were received for the first six months of fiscal year 2006.

Cash used for acquisitions increased by $7.4 million for the first six months of fiscal year 2006, to $68.9 million from $61.5 million for the first six months of fiscal year 2005. Cash and other proceeds received from other investing activities (including proceeds from the sale of property and principal payments on mortgage loans receivable) decreased by $41.6 million for the first six months of fiscal year 2006, to $3.0 million, from $44.5 million for the first six months of fiscal year 2005. Net cash used in investing activities increased to $65.9 million for the first six months of fiscal year 2006, from $17.0 million for the first six months of fiscal year 2005.

Net cash provided from financing activities increased, to $49.7 million during the first six months of fiscal year 2006 from $9.5 million for the first six months of fiscal year 2005. Net cash provided from financing activities was higher in the first six months of fiscal year 2006 due primarily to the payoff of a note payable in second quarter of fiscal year 2005.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $773.7 million on October 31, 2005, due to new debt placed on new and existing properties, from $708.6 million on April 30, 2005. Approximately 97 per cent of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of October 31, 2005, the weighted average rate of interest on the Company’s mortgage debt was 6.03%, compared to 6.08% on April 30, 2005.

Real Estate Owned. Real estate owned increased to $1,117.1 million at October 31, 2005 from $1,061.3 million at April 30, 2005. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Certificates. The Company discontinued the issuance of investment certificates in April 2002. As of October 31, 2005, investment certificates outstanding totaled $3.7 million, compared to $4.6 million of such certificates outstanding on April 30, 2005. This decrease resulted from the redemption of maturing investment certificates during the first two quarters of fiscal year 2006.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2005 were $27.4 million, compared to $23.5 million on April 30, 2005. The increase in cash on hand on October 31, 2005, as compared to April 30, 2005, was due primarily to the refinancing of mortgage debt.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $2.4 million on October 31, 2005, and $2.5 million on April 30, 2005. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 13.5 million Units on October 31, 2005, compared to 13.1 million Units outstanding on April 30, 2005. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2005 totaled 46.0 million, compared to 45.2 million outstanding on April 30, 2005. This increase in common shares outstanding was primarily due to the issuance of common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 301,054 common shares issued on July 1, 2005 and approximately 307,140 shares issued on October 3, 2005, for total value of $5.6 million. Conversions of 225,152 UPREIT Units to common shares, for a total of $1,927,000 in shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the six months ended October 31, 2005. Preferred shares of beneficial interest outstanding on October 31, 2005 and April 30, 2005 totaled 1.15 million.

PENDING ACQUISITIONS AND DISPOSITIONS

As of October 31, 2005, the Company had signed an agreement to acquire a small parcel of land in Monticello, MN for approximately $75,000, as part of a development of existing adjacent retail properties. This pending transaction is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be consummated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Even though our goal is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of our fixed rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of October 31, 2005, we had the following amounts of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate	$9,817	$20,911	$40,760	$43,849	$107,188	$524,652	$747,177
Variable Rate	609	2,025	1,253	3,916	1,258	17,419	26,480
							$773,657
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate	$22,820	$47,398	$46,046	$42,723	$38,236	$166,938	$364,161
Variable Rate	1,079	2,108	2,000	1,782	1,684	3,679	12,332
							$376,493
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1) The weighted average interest rate on our debt as of October 31, 2005, was 6.03%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $26.5 million of variable rate indebtedness would increase our annual interest expense by $265,000.

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

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2006, the Company issued an aggregate of 109,129 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3 is not applicable and has been omitted.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on September 20, 2005, the following action was taken:

The shareholders elected the eight individuals nominated to serve as trustees of the Company until the 2006 Annual Meeting of Shareholders or until the election and qualification of their successors, as set forth in Proxy Item No. 1 in the Company’s notice of the Annual Meeting and the Proxy Statement relating to the Annual Meeting.  The eight individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

Nominee	Votes For	Votes Withheld

Daniel L. Feist	31,011,844	707,491
Charles Wm. James	30,573,020	1,146,316
Patrick G. Jones	31,055,448	663,888
Timothy P. Mihalick	30,961,309	758,026
Jeffrey L. Miller	31,055,911	663,425
Stephen L. Stenehjem	31,075,737	643,599
John D. Stewart	30,576,668	1,142,668
Thomas A. Wentz, Jr.	30,941,624	777,711

The proposal to approve the appointment of Deloitte & Touche LLP as the independent auditors for fiscal year 2006 received the following votes:

  31,329,200 Votes for Approval
  183,518 Votes Against
  206,615 Abstentions

There were no broker non-votes for this item.

Item 5. Other Information.

On November 16, 2005, the Compensation Committee of the Board of Trustees of the Company approved the annual base salaries, effective as of January 1, 2006, of the Company’s executive officers, after a review of performance, market data and salary information for executives of comparable companies. A table setting forth the annual base salary levels of the Company’s executive officers for calendar years 2006 and 2005, is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

At a meeting on September 21, 2005, the Compensation Committee approved payment in cash of the fiscal year 2005 bonuses awarded in June 2005 to the Company’s executive officers.  The bonuses were subsequently paid to the executive officers in

September 2005.  The amounts of these bonuses were reported in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

Also at its September 21, 2005 meeting, the Compensation Committee approved a recommendation to the Company’s Board of Trustees to increase the compensation paid to the Company’s independent trustees, retroactive to the start of fiscal year 2006.  The Board of Trustees subsequently approved the following compensation schedule for the independent trustees for fiscal year 2006:  Chairman of the Board:  $22,000 per year; Vice-Chairman:  $20,000 per year; all other independent trustees:  $18,000 per year; Audit Committee Chairman: $2,000 per year, in addition to the base payment of $18,000 per year; payment for Board and/or Committee meeting attendance:  $200 per meeting, plus travel expenses.  Trustees who are Company employees receive no additional compensation for their Board service.

Item 6. Exhibits

Exhibit No.	Description

10	Material Contracts
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: December 9, 2005