Form 10-Q
period 2006-01-31
INVESTORS REAL ESTATE TRUST
filed 2006-03-13
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

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

Yes ☑                            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐                         Accelerated filer ☑                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of March 6, 2006, it had 46,561,650.851 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS – THIRD QUARTER — FISCAL 2006

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	January 31, 2006	April 30, 2005
ASSETS
Real estate investments
Property owned	$1,255,078	$1,179,856
Less accumulated depreciation/amortization	(141,156)	(118,512)
	1,113,922	1,061,344
Undeveloped land	3,505	5,382
Mortgage loans receivable, net of allowance	414	619
Total real estate investments	1,117,841	1,067,345
Other assets
Cash and cash equivalents	28,910	23,538
Marketable securities – available-for-sale	2,479	2,459
Receivable arising from straight-lining of rents, net of allowance	8,999	7,213
Accounts receivable – net of allowance	1,357	1,390
Real estate deposits	273	2,542
Prepaid and other assets, net of accumulated amortization	27,026	25,677
Tax, insurance, and other escrow	8,428	9,068
Property and equipment, net	1,517	2,462
Goodwill	1,441	1,441
Deferred charges and leasing costs – net	9,110	8,023
TOTAL ASSETS	$1,207,381	$1,151,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable, accrued expenses and other liabilities	$22,187	$22,914
Mortgages payable	773,966	708,558
Investment certificates issued	3,211	4,636
Other debt	787	847
TOTAL LIABILITIES	800,151	736,955

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	16,292	15,860
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	101,478	103,171
(13,371,245 units at January 31, 2006 and 13,114,460 units at April 30, 2005)
SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2006 and April 30, 2005, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common shares of beneficial interest (Unlimited authorization, no par value, 46,502,027 shares issued and outstanding at January 31, 2006, and 45,187,676 shares issued and outstanding at April 30, 2005)	336,028	324,180
Accumulated distributions in excess of net income	(73,865)	(56,303)
Accumulated other comprehensive loss	(20)	(22)
Total shareholders’ equity	289,460	295,172
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,207,381	$1,151,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months and nine months ended January 31, 2006 and 2005

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2006	2005	2006	2005
REVENUE
Real estate rentals	$36,887	$32,268	$107,635	$97,008
Tenant reimbursement	6,470	6,125	21,214	18,597
TOTAL REVENUE	43,357	38,393	128,849	115,605
OPERATING EXPENSE
Interest	12,928	11,796	37,952	34,832
Depreciation/amortization related to real estate investments	9,330	8,357	27,982	24,246
Utilities	3,333	2,797	9,645	7,720
Maintenance	4,976	3,914	14,811	12,342
Real estate taxes	4,837	4,501	14,906	13,626
Insurance	704	670	2,043	1,997
Property management expenses	2,912	2,706	9,049	7,927
Property management related party	0	0	0	284
Administrative expense	957	1,173	2,787	2,725
Advisory and trustee services	57	23	163	78
Other operating expenses	405	307	968	959
Amortization	406	302	1,137	859
Amortization of related party costs	13	14	43	43
TOTAL OPERATING EXPENSE	40,858	36,560	121,486	107,638
Operating income	2,499	1,833	7,363	7,967
Non-operating income	404	151	857	596
Income before minority interest and discontinued operations and gain on sale of other investments	2,903	1,984	8,220	8,563
Gain on sale of other investments	0	3	1	3
Minority interest portion of other partnerships’ income	(73)	(28)	(256)	(233)
Minority interest portion of operating partnership income	(509)	(550)	(1,416)	(2,000)
Income from continuing operations	2,321	1,409	6,549	6,333
Discontinued operations, net	0	1,827	17	6,327
NET INCOME	2,321	3,236	6,566	12,660
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,728	$2,643	$4,787	$10,881
Earnings per common share from continuing operations – basic and diluted	$.04	$.02	$.10	$.11
Earnings per common share from discontinued operations – basic and diluted	.00	.04	.00	.15
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.04	$.06	$.10	$.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ Equity (unaudited)
for the nine months ended January 31, 2006

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY

Balance May 1, 2005	1,150	$27,317	45,188	$324,180	$(56,303)	$(22)	$295,172
Comprehensive Income
Net income					6,566		6,566
Unrealized loss on securities available-for- sale						2	2
Total comprehensive income							6,568
Distribution – common shares					(22,349)		(22,349)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment plan			902	8,306			8,306
Sale of shares			13	116			116
Redemption of units for common shares			401	3,439			3,439
Fractional shares repurchased			(2)	(13)			(13)
Balance January 31, 2006	1,150	$27,317	46,502	$336,028	$(73,865)	$(20)	$289,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2006 and 2005

	(in thousands)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,566	$12,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,166	25,595
Minority interest portion of income	1,677	4,087
Gain on sale of real estate, land and other investments	(22)	(8,174)
Interest reinvested in investment certificates	124	210
Bad debt expense, net of recoveries	47	268
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,786)	(745)
Increase in accounts receivable	(11)	(12)
Decrease in prepaid and other assets	301	1,963
Decrease in tax, insurance and other escrow	640	2,378
Increase in deferred charges and leasing costs	(2,311)	(2,238)
Decrease in accounts payable, accrued expenses and other liabilities	(234)	(1,291)
Net cash provided by operating activities	34,157	34,701
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	89	0
Purchase of marketable securities – available-for-sale	(43)	(23)
Proceeds/payments of real estate deposits	2,269	(1,533)
Principal payments on mortgage loans receivable	205	4,268
Proceeds from sale of real estate, land and other investments	448	45,974
Payments for acquisitions and improvements of properties	(73,572)	(83,269)
Net cash used by investing activities	(70,604)	(34,583)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	116	15,721
Issue costs for preferred shares	0	(26)
Proceeds from notes payable	0	13
Proceeds from minority partner Brenwood/Dixon	248	161
Proceeds from mortgages payable	80,276	93,510
Repurchase of shares and minority interest units	(13)	(35)
Distributions paid to shareholders, net of reinvestment	(16,390)	(14,989)
Distributions paid to unitholders of operating partnership	(5,869)	(5,416)
Distributions paid to other minority partners	(73)	(709)
Redemption of investment certificates	(1,549)	(2,231)
Principal payments on mortgages payable	(14,867)	(56,401)
Principal payments on notes payable	(60)	(25,046)
Net cash provided by financing activities	41,819	4,552
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,372	4,670
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,538	31,704
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,910	$36,374

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2006 and 2005

	(in thousands)
	2006	2005
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$7,738	$7,304
UPREIT distribution reinvestment plan	568	559
Preferred dividends payable	0	198
Receivable settled through receipt of available-for-sale securities in lieu of cash	63	0
Property acquired through issue of shares	0	32
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	0	21,071
Assets acquired through the issuance of minority interest units in the operating partnership	6,762	14,802
Operating partnership units converted to shares	3,439	1,693
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	37,179	34,388
Interest on investment certificates	179	207
Interest on margin account and other	89	354
	$37,447	$34,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2006 and 2005

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of January 31, 2006, IRET owned 66 multi-family residential properties with 8,648 apartment units and 159 commercial properties, consisting of office, medical, industrial and retail properties, totaling 8.6 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 76.2% and 77.5%, respectively, as of January 31, 2006, and April 30, 2005, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 8-K dated February 16, 2006, for the fiscal year ended April 30, 2005, filed with the SEC.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months and nine months ended January 31, 2006 and 2005:

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2006	2005	2006	2005
NUMERATOR
Income from continuing operations	$2,321	$1,409	$6,549	$6,333
Discontinued operations	0	1,827	17	6,327
Net income	2,321	3,236	6,566	12,660
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
Numerator for basic earnings per share – net income available to common shareholders	1,728	2,643	4,787	10,881
Minority interest portion of operating partnership income	509	1,092	1,421	3,854
Numerator for diluted earnings per share	$2,237	$3,735	$6,208	$14,735
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	46,166	43,786	45,717	42,747
Effect of dilutive securities – convertible operating partnership units	13,607	13,023	13,437	12,540
Denominator for diluted earnings per share	59,773	56,809	59,154	55,287
Earnings per common share from continuing operations – basic and diluted	$.04	$.02	$.10	$.11
Earnings per common share from discontinued operations – basic and diluted	.00	.04	.00	.15
NET INCOME PER COMMON SHARE	$.04	$.06	$.10	$.26

NOTE 4 • SHAREHOLDERS’ EQUITY

During the nine months ended January 31, 2006, the Company issued approximately 901,700 common shares, pursuant to the Company’s distribution reinvestment plan, for total value of approximately $8.3 million. In addition, as of January 31, 2006, approximately 401,000 Units have been converted to common shares during fiscal year 2006, with a total value of $3.4 million included in shareholders’ equity.

NOTE 5 • SEGMENT REPORTING

IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment. Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the aggregation criteria under Statement of Financial Accounting Standards (“SFAS”) 131. IRET reports its results in five segments: multi-family residential properties, and office, industrial (including miscellaneous commercial properties), retail, and medical (including assisted living facilities) properties.

The revenues, expenses and profit (loss) for these reportable segments are summarized as follows as of and for the three and nine-month periods ended January 31, 2006 and 2005, along with reconciliations to the condensed consolidated financial statements:

Three Months Ended January 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$15,961	$14,165	$8,276	$1,545	$3,410	$43,357
Expenses
Mortgage interest	4,589	3,755	2,853	559	1,097	12,853
Depreciation/amortization related to real estate investments	2,874	3,525	1,825	384	665	9,273
Utilities and maintenance	3,518	3,223	991	104	473	8,309
Real estate taxes	1,691	1,997	544	193	412	4,837
Insurance	356	201	77	20	50	704
Property management	1,685	631	418	30	148	2,912
Total segment expense	14,713	13,332	6,708	1,290	2,845	38,888
Segment operating profit	$1,248	$833	$1,568	$255	$565	4,469
Reconciliation to consolidated operations
Interest discounts and fee revenue						404
Other interest expense						(75)
Depreciation – furniture and fixtures						(57)
Administrative, advisory and trustee fees						(1,014)
Operating expenses						(405)
Amortization						(419)
Income before minority interest and discontinued operations and gain on sale of other investments						$2,903

Three Months Ended January 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$14,693	$12,378	$6,223	$1,544	$3,555	$38,393
Expenses
Mortgage interest	4,510	3,311	2,261	577	1,050	11,709
Depreciation/amortization related to real estate investments	2,780	3,148	1,312	379	690	8,309
Utilities and maintenance	3,319	2,296	675	88	333	6,711
Real estate taxes	1,705	1,784	331	214	467	4,501
Insurance	404	127	69	20	50	670
Property management	1,814	519	294	25	54	2,706
Total segment expense	14,532	11,185	4,942	1,303	2,644	34,606
Segment operating profit	$161	$1,193	$1,281	$241	$911	3,787
Reconciliation to consolidated operations
Interest discounts and fee revenue						151
Other interest expense						(87)
Depreciation – furniture and fixtures						(48)
Administrative, advisory and trustee fees						(1,196)
Operating expenses						(307)
Amortization						(316)
Income before minority interest and discontinued operations and gain on sale of other investments						$1,984

Nine Months Ended January 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$47,478	$42,386	$23,285	$4,704	$10,996	$128,849
Expenses
Mortgage interest	13,816	11,050	7,805	1,689	3,280	37,640
Depreciation/amortization related to real estate investments	8,687	10,676	5,200	1,153	2,094	27,810
Utilities and maintenance	11,059	9,087	2,895	204	1,211	24,456
Real estate taxes	5,368	5,946	1,641	572	1,379	14,906
Insurance	1,075	534	223	61	150	2,043
Property management	5,453	1,848	1,219	87	442	9,049
Total segment expense	45,458	39,141	18,983	3,766	8,556	115,904
Segment operating profit	$2,020	$3,245	$4,302	$938	$2,440	12,945
Reconciliation to consolidated operations
Interest discounts and fee revenue						857
Other interest expense						(312)
Depreciation – furniture and fixtures						(172)
Administrative, advisory and trustee fees						(2,950)
Operating expenses						(968)
Amortization						(1,180)
Income before minority interest and discontinued operations and gain on sale of other investments						$8,220

Nine Months Ended January 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$44,891	$35,873	$18,507	$4,768	$11,566	$115,605
Expenses
Mortgage interest	13,703	9,332	6,443	1,730	3,036	34,244
Depreciation/amortization related to real estate investments	8,218	8,812	3,869	1,136	2,075	24,110
Utilities and maintenance	9,831	6,901	2,090	211	1,029	20,062
Real estate taxes	5,024	5,250	1,259	670	1,423	13,626
Insurance	1,216	371	199	61	150	1,997
Property management	5,460	1,545	938	72	196	8,211
Total segment expense	43,452	32,211	14,798	3,880	7,909	102,250
Segment operating profit	$1,439	$3,662	$3,709	$888	$3,657	13,355
Reconciliation to consolidated operations
Interest discounts and fee revenue						596
Other interest expense						(588)
Depreciation – furniture and fixtures						(136)
Administrative, advisory and trustee fees						(2,803)
Operating expenses						(959)
Amortization						(902)
Income before minority interest and discontinued operations and gain on sale of other investments						$8,563

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of January 31, 2006, and April 30, 2005, along with reconciliations to the condensed consolidated financial statements:

January 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$450,941	$364,617	$259,115	$59,346	$121,059	$1,255,078
Less accumulated depreciation/ amortization	(76,222)	(29,794)	(17,336)	(6,243)	(11,561)	(141,156)
Total property owned	$374,719	$334,823	$241,779	$53,103	$109,498	1,113,922
Reconciliation to condensed consolidated balance sheets
Cash						28,910
Marketable Securities						2,479
Receivable & Other Assets						58,151
Undeveloped Land						3,505
Mortgage receivables						414
Total Assets						$1,207,381

April 30, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$442,109	$353,536	$205,333	$58,233	$120,645	$1,179,856
Less accumulated depreciation/ amortization	(67,534)	(23,198)	(12,855)	(5,193)	(9,732)	(118,512)
Total property owned	$374,575	$330,338	$192,478	$53,040	$110,913	1,061,344
Reconciliation to condensed consolidated balance sheets
Cash						23,538
Marketable Securities						2,459
Receivable & Other Assets						57,816
Undeveloped Land						5,382
Mortgage receivables						619
Total Assets						$1,151,158

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

Purchase Options. The Company has granted options to purchase certain Company properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of January 31, 2006, the total property cost of the 17 properties subject to purchase options was approximately $114.5 million, and the gross rental revenue from these properties was approximately $2.9 million for the three months ended January 31, 2006.

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

Restrictions on Taxable Dispositions.  Approximately 136 of our properties, consisting of approximately 4.4 million square feet of our combined commercial segments properties and 3,957 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The carrying amount of these properties (net of accumulated depreciation and intangibles) was approximately $542.1 million at January 31, 2006.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale.  Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of January 31, 2006, IRET’s funding commitments included the following:

Walgreen Construction:  The Company is obligated under a lease agreement signed during the third quarter of fiscal year 2006 to construct a new, free-standing retail store for Walgreen Co. in Weston, Wisconsin, which Walgreen would then lease from the Company.  The Company currently estimates construction costs for this project of approximately $2.4 million, with completion planned for the fourth quarter of fiscal year 2006.

Pending Acquisitions and Dispositions. As of January 31, 2006, the Company had signed an agreement to acquire a small parcel of land for approximately $75,000, as part of a development of existing adjacent retail properties owned by the Company.  Also as of January 31, 2006, the Company had signed separate agreements to sell seven small retail properties and one parcel of undeveloped land, for sale prices ranging from $229,500 to $1.28 million, and totaling approximately $5 million.  These properties are among approximately 30 small retail properties, primarily convenience store and gas station properties, which the Company has identified as possible candidates for sale.  These pending acquisition and disposition transactions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be consummated. The Company accordingly considers that these pending dispositions do not qualify as assets held for sale, or for classification as discontinued operations.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of January 31, 2006 or 2005. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months and nine months ended January 31, 2006 and 2005:

	Three Months	Three Months	Nine Months	Nine Months
	Ended January 31	Ended January 31	Ended January 31	Ended January 31
	(in thousands)
	2006	2005	2006	2005
REVENUE
Real Estate Rentals	$0	$260	$13	$2,389
Tenant Reimbursements	0	2	6	242
Total Revenue	0	262	19	2,631
OPERATING EXPENSE
Interest	0	47	6	687
Depreciation/amortization	0	38	3	434
Utilities and maintenance	0	62	0	451
Real estate taxes	0	21	6	212
Insurance	0	5	0	39
Property management expenses	0	17	0	211
Operating expense	0	0	2	4
Amortization	0	1	1	13
Loss on impairment of real estate investments	0	0	0	571
Total operating expense	0	191	18	2,622
Operating income (loss)	0	71	1	9
Non-operating income	0	0	0	1
Income (loss) before minority interest and gain on sale	0	71	1	10
Minority interest	0	(542)	(5)	(1,854)
Gain on sale of discontinued operations	0	2,298	21	8,171
Discontinued operations, net	$0	$1,827	$17	$6,327

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During the Nine Months Ended January 31, 2006:

During the nine months ended January 31, 2006, IRET acquired four assisted living facilities, five office properties and two medical office buildings for a total purchase price of approximately $67,377,000, excluding closing costs.  The Company also completed construction of one apartment complex at a cost of approximately $2,445,000.  The Company sold one retail property along with undeveloped land for approximately $450,000 during the nine months ended January 31, 2006.

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property—Medical (including assisted living)
74,112 sq. ft. Edgewood Vista – Bismarck, ND	$10,750
60,161 sq. ft. Edgewood Vista – Spearfish, SD	6,687
82,535 sq. ft. Edgewood Vista – Brainerd, MN	10,625
160,485 sq. ft. Edgewood Vista – Hermantown, MN	12,315
50,409 sq. ft. Ritchie Medical Plaza – St. Paul, MN	10,750
54,971 sq. ft. 2800 Medical Building – Minneapolis, MN	9,000

Commercial Property—Office
15,594 sq. ft. Spring Valley IV Office Building – Omaha, NE	1,250
23,913 sq. ft. Spring Valley V Office Building – Omaha, NE	1,375
24,000 sq. ft. Spring Valley X Office Building – Omaha, NE	1,275
24,000 sq. ft. Spring Valley XI Office Building – Omaha, NE	1,250
30,000 sq. ft. Brook Valley I Office Building – La Vista, NE	2,100

Multi-Family Residential
36-unit Legacy 7 – Grand Forks, ND	2,445

Total Property Acquisitions	$69,822

Dispositions

	(in thousands)
	Sales Price	Book Value and Sales Cost	Gain/Loss
Commercial Property – Retail
3,000 sq. ft. Centerville Convenience Store – Centerville, MN	$340	$324	$16

Undeveloped Property
40,000 sq. ft. Centerville Undeveloped Land – Centerville, MN	110	105	5

Total Property Dispositions	$450	$429	$21

NOTE 9 • SUBSEQUENT EVENTS

Acquisition.  On February 1, 2006, the Company closed on its acquisition of a 56 unit senior housing complex and an adjoining vacant parcel of land in Stevens Point, Wisconsin, for a purchase price of $4,525,000.  Over the course of the next 9-15 months, the tenant will remodel the existing senior housing facility into an assisted living complex, and will construct an expansion on the vacant parcel.  The Company will fund the construction of the expansion project.  The Company’s construction funding commitment is capped at approximately $10.5 million.

Common and Preferred Share Distributions.  On February 15, 2006, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable March 31, 2006, to preferred shareholders of record on March 15, 2006.  On the same date, the Board of Trustees declared a distribution of 16.40 cents per share/unit on the Company’s common shares of beneficial interest and Units, payable April 3, 2006, to common shareholders and unit holders of record on March 17, 2006.

Pending Acquisitions and Dispositions.  In February 2006, the Company signed purchase agreements to acquire an approximately 146,000 square foot office complex in Arden Hills, Minnesota, for a purchase price of approximately $18.8 million; a parcel of vacant land adjacent to an existing Company-owned property in Eagan, Minnesota, for a purchase price of approximately $400,000; and a commercial retail property in Minot, North Dakota for a purchase price of approximately $625,000.  Also in February 2006, the Company signed agreements for the sale of five small commercial retail properties in various locations in Minnesota for a total sales price of approximately $2.3 million, and for the sale of a commercial retail property in Brooklyn Park, Minnesota for a price of approximately $3.35 million.  These pending transactions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be consummated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2005, which are included in the Company’s Form 8-K dated February 16, 2006, filed with the Securities and Exchange Commission.

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

Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2006, our real estate portfolio consisted of 66 multi-family residential properties containing 8,648 apartment units and having a total carrying amount (net of accumulated depreciation and intangibles) of $374.7 million, and 159 commercial properties containing approximately 8.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $739.2 million. Our commercial properties consist of:

•     56 office properties containing approximately 3.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $334.8 million;

•     32 medical properties (including assisted living facilities) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $241.8 million;

•     11 industrial properties (including miscellaneous commercial properties) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated deprecation and intangibles) of $53.1 million; and

•     60 retail properties containing approximately 1.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $109.5 million.

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

Critical Accounting Policies. In preparing the consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the Company’s Form 8-K dated February 16, 2006, for the fiscal year ended April 30, 2005, in the footnotes to the consolidated financial statements, Note 2 – Basis for Presentation and Significant Accounting Policies. There have been no significant changes to those policies during the first three quarters of fiscal year 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) - Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first annual reporting period beginning after December 31, 2005.  The Company currently has no share-based compensation plans, and accordingly the provisions of SFAS No. 123R are currently not applicable to the Company.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations”, refers to an unconditional obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon future events that may or may not be within the entity’s control.  FIN 47 indicates that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated, and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We are reviewing the provisions of FIN 47 and assessing the impact it will have on us upon adoption.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2006 AND 2005

Throughout this section, we have provided certain information on a “stabilized property” basis. Information provided on a stabilized property basis is provided only for those properties owned for the entirety of both periods being compared, and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold, and properties under development during the periods being compared, are excluded from our stabilized property analysis. Results presented on a stabilized property basis are not determined in accordance with GAAP; see the section of this report entitled “Results on a ‘Stabilized Property’ Basis” beginning on page 21 for a statement of the reasons management believes that presenting certain information on a stabilized property basis is useful to investors.

REVENUES

Total IRET revenues for the third quarter of fiscal year 2006 were $43.4 million, compared to $38.4 million received in the third quarter of the prior fiscal year. This is an increase of approximately $5.0 million, or 13.0%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal year 2006, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue Three Months ended January 31, 2006	Increase in Total Revenue Nine Months ended January 31, 2006

Rent from 17 properties acquired in Fiscal 2005 in excess of that received in 2005 from the same 17 properties	$1,888	$8,625
Rent from 13 properties acquired in Fiscal 2006	2,028	4,332
Increase (decrease) in rental receipts and accruals on existing properties due to changes in scheduled rent and lease renewals/termination	864	(70)
An increase in straight-line rents	184	357
Net increase in total revenue	$4,964	$13,244

SEGMENT EXPENSES AND OPERATING PROFIT

The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the three months and nine months ended January 31, 2006, as compared to the three months and nine months ended January 31, 2005. For a reconciliation of segment revenues, profit (loss) and assets to the consolidated financial statements, see Note 5 of the Notes to Condensed Consolidated Financial Statements beginning on page 9 of this report.

 The Company generally contracts with locally-based third-party professional management companies to handle the day-to-day management of Company properties. However, certain commercial properties, primarily in the Company’s commercial retail segment, are managed directly by employees in the Company’s Minneapolis office. The Company has begun to allocate a portion of those employees’ salaries to property management expense. Accordingly, property management expense has increased in the three and nine months ended January 31, 2006, compared to the same periods in fiscal year 2005.

Three Months Ended January 31:

	(in thousands)
	2006	2005	Change	% Change
Multi-Family Residential
Real estate revenue	$15,961	$14,693	$1,268	8.6%
Expenses
Mortgage interest	4,589	4,510	79	1.8%
Depreciation and amortization	2,874	2,780	94	3.4%
Utilities and maintenance	3,518	3,319	199	6.0%
Real estate taxes	1,691	1,705	(14)	(0.8%)
Insurance	356	404	(48)	(11.9%)
Property management	1,685	1,814	(129)	(7.1%)
Total segment expense	$14,713	$14,532	$181	1.2%
Segment operating profit	$1,248	$161	$1,087	675.2%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Office
Real estate revenue	$14,165	$12,378	$1,787	14.4%
Expenses
Mortgage interest	3,755	3,311	444	13.4%
Depreciation and amortization	3,525	3,148	377	12.0%
Utilities and maintenance	3,223	2,296	927	40.4%
Real estate taxes	1,997	1,784	213	11.9%
Insurance	201	127	74	58.3%
Property management	631	519	112	21.6%
Total segment expense	$13,332	$11,185	$2,147	19.2%
Segment operating profit	$833	$1,193	$(360)	(30.2%)

	(in thousands)
	2006	2005	Change	% Change
Commercial-Medical
Real estate revenue	$8,276	$6,223	$2,053	33.0%
Expenses
Mortgage interest	2,853	2,261	592	26.2%
Depreciation and amortization	1,825	1,312	513	39.1%
Utilities and maintenance	991	675	316	46.8%
Real estate taxes	544	331	213	64.4%
Insurance	77	69	8	11.6%
Property management	418	294	124	42.2%
Total segment expense	$6,708	$4,942	$1,766	35.7%
Segment operating profit	$1,568	$1,281	$287	22.4%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Industrial
Real estate revenue	$1,545	$1,544	$1	0.1%
Expenses
Mortgage interest	559	577	(18)	(3.1%)
Depreciation and amortization	384	379	5	1.3%
Utilities and maintenance	104	88	16	18.2%
Real estate taxes	193	214	(21)	(9.8%)
Insurance	20	20	0	0.0%
Property management	30	25	5	20.0%
Total segment expense	$1,290	$1,303	$(13)	(1.0%)
Segment operating profit	$255	$241	$14	5.8%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Retail
Real estate revenue	$3,410	$3,555	$(145)	(4.1%)
Expenses
Mortgage interest	1,097	1,050	47	4.5%
Depreciation and amortization	665	690	(25)	(3.6%)
Utilities and maintenance	473	333	140	42.0%
Real estate taxes	412	467	(55)	(11.8%)
Insurance	50	50	0	0.0%
Property management	148	54	94	174.1%
Total segment expense	$2,845	$2,644	$201	7.6%
Segment operating profit	$565	$911	$(346)	(38.0%)

Nine Months Ended January 31:

	(in thousands)
	2006	2005	Change	% Change
Multi-Family Residential
Real estate revenue	$47,478	$44,891	$2,587	5.8%
Expenses
Mortgage interest	13,816	13,703	113	0.8%
Depreciation and amortization	8,687	8,218	469	5.7%
Utilities and maintenance	11,059	9,831	1,228	12.5%
Real estate taxes	5,368	5,024	344	6.8%
Insurance	1,075	1,216	(141)	(11.6%)
Property management	5,453	5,460	(7)	(0.1%)
Total segment expense	$45,458	$43,452	$2,006	4.6%
Segment operating profit	$2,020	$1,439	$581	40.4%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Office
Real estate revenue	$42,386	$35,873	$6,513	18.2%
Expenses
Mortgage interest	11,050	9,332	1,718	18.4%
Depreciation and amortization	10,676	8,812	1,864	21.2%
Utilities and maintenance	9,087	6,901	2,186	31.7%
Real estate taxes	5,946	5,250	696	13.3%
Insurance	534	371	163	43.9%
Property management	1,848	1,545	303	19.6%
Total segment expense	$39,141	$32,211	$6,930	21.5%
Segment operating profit	$3,245	$3,662	$(417)	(11.4%)

	(in thousands)
	2006	2005	Change	% Change
Commercial-Medical
Real estate revenue	$23,285	$18,507	$4,778	25.8%
Expenses
Mortgage interest	7,805	6,443	1,362	21.1%
Depreciation and amortization	5,200	3,869	1,331	34.4%
Utilities and maintenance	2,895	2,090	805	38.5%
Real estate taxes	1,641	1,259	382	30.3%
Insurance	223	199	24	12.1%
Property management	1,219	938	281	30.0%
Total segment expense	$18,983	$14,798	$4,185	28.3%
Segment operating profit	$4,302	$3,709	$593	16.0%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Industrial
Real estate revenue	$4,704	$4,768	$(64)	(1.3%)
Expenses
Mortgage interest	1,689	1,730	(41)	(2.4%)
Depreciation and amortization	1,153	1,136	17	1.5%
Utilities and maintenance	204	211	(7)	(3.3%)
Real estate taxes	572	670	(98)	(14.6%)
Insurance	61	61	0	0.0%
Property management	87	72	15	20.8%
Total segment expense	$3,766	$3,880	$(114)	(2.9%)
Segment operating profit	$938	$888	$50	5.6%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Retail
Real estate revenue	$10,996	$11,566	$(570)	(4.9%)
Expenses
Mortgage interest	3,280	3,036	244	8.0%
Depreciation and amortization	2,094	2,075	19	0.9%
Utilities and maintenance	1,211	1,029	182	17.7%
Real estate taxes	1,379	1,423	(44)	(3.1%)
Insurance	150	150	0	0.0%
Property management	442	196	246	125.5%
Total segment expense	$8,556	$7,909	$647	8.2%
Segment operating profit	$2,440	$3,657	$(1,217)	(33.3%)

FACTORS IMPACTING NET INCOME:

During the three and nine months ended January 31, 2006, the following factors were the most significant causes of the continued limited growth of our total revenue.  These factors ultimately also constrained our net income per share.

  Economic Vacancy and Concessions.  Our stabilized apartment vacancy decreased to 7.7% from 10.2% for the three months ended January 31, 2006 and 2005, respectively.  Vacancy levels at our stabilized commercial office, medical and industrial properties decreased to 8.3%, 5.3% and 13.3%, respectively, from 10.7%, 8.9%, and 14.9% for the three months ended January 31, 2006 and 2005, respectively.  Vacancy levels at our stabilized commercial retail properties increased slightly to 11.3% from 10.4% for the three months ended January 31, 2006 and 2005.  For the nine months ended January 31, 2006 and 2005, respectively, our stabilized apartment vacancy decreased to 7.9% from 9.8%, and our commercial office, medical and industrial vacancy levels decreased to 8.7%, 5.9% and 13.4%, respectively, from 9.6%, 8.7% and 13.7%.  Our commercial retail vacancy level increased slightly to 11.5% from 10.6% for the nine months ended January 31, 2006 and 2005.

While occupancy levels at our multi-family residential and commercial properties generally improved during the third quarter of fiscal year 2006, our level of tenant concessions increased from the year earlier periods.  To maintain physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties.  We estimate that rent concessions offered during the three and nine months ended January 31, 2006, lowered our operating revenues by approximately $1.2 million and $3.8 million, respectively, compared to $979,000 and $3.2 million during the three and nine months ended January 31, 2005.

  Increased Maintenance Expense.  Maintenance expenses at properties newly acquired in fiscal years 2005 and 2006 added $558,000 to the maintenance expenses category, while maintenance expenses at existing properties increased by $504,000, resulting in an increase in maintenance expenses of $1.06 million, or 27.1%, for the three months ended January 31, 2006, as compared to the corresponding period in fiscal year 2005.  For the nine months ended January 31, 2006, the maintenance expense category increased by $2.5 million, or 20%, as compared to the corresponding period in fiscal year 2005.  Of the increased maintenance costs for the nine months ended January 31, 2006, $1.8 million or 74.7% is attributable to the addition of new real estate acquired in fiscal years 2005 and 2006, while $624,000 or 25.3% is due to increased costs for maintenance on existing real estate assets.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase.  While we have implemented selected rent increases, the current economic conditions and vacancy levels at our properties have prevented us from raising rents in the amounts necessary to fully recover our increased maintenance costs.
  Increased Utility Expense.  Utility expenses at properties newly acquired in fiscal years 2005 and 2006 added $353,000 to the utility expenses category, while utility expenses at existing properties increased by $183,000, resulting in an increase in utility expenses of $536,000 in the third quarter of fiscal year 2006, a 19.2% increase over utility expenses in the third quarter of fiscal year 2005.  For the nine months ended January 31, 2006, utility expenses increased $1.9 million, or 24.9%, over utility expenses in the nine months ended January 31, 2005.  Of this increase, $1.2 million, or 61.9%, is due to increases in utility expenses from properties newly acquired in fiscal years 2005 and 2006, and $733,000, or 38.1%, is due to increases in utility expenses at existing properties.  The Company experienced sharp rises in natural gas and heating oil prices during the winter heating season.

  Increased Administrative and Operating Expenses.  Administrative and operating expenses decreased by $118,000, or 8%, for the three months ended January 31, 2006, as compared to the corresponding period of fiscal year 2005.  For the nine months ended January 31, 2006, administrative and operating expenses increased by $71,000, or 1.9%, compared to the corresponding period of fiscal year 2005, primarily due to increased fees for professional services.
  Increased Mortgage Interest Expense.  The Company’s mortgage debt increased approximately $65.4 million, or 9.2%, to $774 million as of January 31, 2006, compared to $708.6 million on April 30, 2005.  Mortgage interest expense for properties newly acquired in fiscal years 2005 and 2006 added $1.3 million to our total mortgage interest expense for the three months ended January 31, 2006, and $3.5 million for the nine months ended January 31, 2006, while mortgage interest expense on existing properties decreased $106,000 for the three months ended January 31, 2006 and $123,000 for the nine months ended January 31, 2006, resulting in a net increase in mortgage interest expenses of $1.1 million, or 9.8%, for the three months ended January 31, 2006, and $3.4 million, or 9.9%, for the nine months ended January 31, 2006, compared to the three and nine months ended January 31, 2005.  Our overall weighted average interest rate on all outstanding mortgage debt is 6.04% as of January 31, 2006.
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

RESULTS ON A “STABILIZED PROPERTY” BASIS

The following table presents results on a stabilized property basis for the three months and nine months ended January 31, 2006 and 2005, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties. Property Segment Operating Profit should not be considered as an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

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

Three Months Ended January 31:

	(in thousands)
	For the Three Months
	Ended January 31,
	2006	2005	% Change
Multi-family residential
Real Estate Revenue	$15,361	$14,543	5.6%
Expenses:
Mortgage interest	4,478	4,510	(0.7%)
Depreciation and amortization	2,749	2,745	0.1%
Utilities & maintenance	3,383	3,304	2.4%
Real estate taxes	1,635	1,682	(2.8%)
Insurance	341	405	(15.8%)
Property management	1,622	1,807	(10.2%)
Total expenses	$14,208	$14,453	(1.7%)
Property segment operating profit	$1,153	$90	1,181.1%

21 Table of Contents
	(in thousands)
	For the Three Months
	Ended January 31,
	2006	2005	% Change
Commercial – office
Real Estate Revenue	$11,038	$10,934	1.0%
Expenses:
Mortgage interest	2,890	2,997	(3.6%)
Depreciation and amortization	2,369	2,721	(12.9%)
Utilities & maintenance	2,483	2,144	15.8%
Real estate taxes	1,547	1,673	(7.5%)
Insurance	152	120	26.7%
Property management	479	474	1.1%
Total expenses	$9,920	$10,129	(2.1%)
Property segment operating profit	$1,118	$805	38.9%

Commercial – medical
Real Estate Revenue	$5,258	$5,005	5.1%
Expenses:
Mortgage interest	1,815	1,811	0.2%
Depreciation and amortization	1,111	1,033	7.6%
Utilities & maintenance	687	574	19.7%
Real estate taxes	364	277	31.4%
Insurance	59	59	0.0%
Property management	289	230	25.7%
Total expenses	$4,325	$3,984	8.6%
Property segment operating profit	$933	$1,021	(8.6%)

Commercial - industrial
Real Estate Revenue	$1,545	$1,544	0.1%
Expenses:
Mortgage interest	560	577	(2.9%)
Depreciation and amortization	384	380	1.1%
Utilities & maintenance	103	88	17.0%
Real estate taxes	193	214	(9.8%)
Insurance	20	19	5.3%
Property management	30	25	20.0%
Total expenses	$1,290	$1,303	(1.0%)
Property segment operating profit	$255	$241	5.8%

Commercial – retail
Real Estate Revenue	$3,339	$3,487	(4.2%)
Expenses:
Mortgage interest	1,097	1,050	4.5%
Depreciation and amortization	650	677	(4.0%)
Utilities & maintenance	473	333	42.0%
Real estate taxes	411	468	(12.2%)
Insurance	50	50	0.0%
Property management	148	53	179.2%
Total expenses	$2,829	$2,631	7.5%
Property segment operating profit	$510	$856	(40.4%)
Total Stabilized Segment Operating Profit	$3,969	$3,013	31.7%

Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$6,816	$2,880
Expenses – Non-Stabilized
Mortgage interest	2,013	764
Depreciation and amortization	2,010	753
Utilities & maintenance	1,180	268
22 Table of Contents
	(in thousands)
	For the Three Months
	Ended January 31,
	2006	2005	% Change
Real estate taxes	687	187
Insurance	82	17
Property management	344	117
Total Segment Operating Profit	$4,469	$3,787

Reconciliation to consolidated operations
Interest discounts and fee revenue	404	151
Other interest expense	(75)	(87)
Depreciation – furniture and fixtures	(57)	(48)
Administrative, advisory and trustee fees	(1,014)	(1,196)
Operating expenses	(405)	(307)
Amortization	(419)	(316)
Income before minority interest and discontinued operations and gain on sale of other investments	$2,903	$1,984

Nine Months Ended January 31:

	(in thousands)
	For the Nine Months
	Ended January 31,
	2006	2005	% Change
Multi-family residential
Real Estate Revenue	$45,844	$44,718	2.5%
Expenses:
Mortgage interest	13,493	13,702	(1.5%)
Depreciation and amortization	8,318	8,175	1.7%
Utilities & maintenance	10,649	9,812	8.5%
Real estate taxes	5,142	4,995	2.9%
Insurance	1,031	1,212	(14.9%)
Property management	5,254	5,450	(3.6%)
Total expenses	$43,887	$43,346	1.2%
Property segment operating profit	$1,957	$1,372	42.6%

Commercial – office
Real Estate Revenue	$32,979	$33,556	(1.7%)
Expenses:
Mortgage interest	8,712	9,018	(3.4%)
Depreciation and amortization	7,401	8,117	(8.8%)
Utilities & maintenance	6,932	6,675	3.9%
Real estate taxes	4,641	5,021	(7.6%)
Insurance	397	351	13.1%
Property management	1,457	1,464	(0.5%)
Total expenses	$29,540	$30,646	(3.6%)
Property segment operating profit	$3,439	$2,910	18.2%

Commercial – medical
Real Estate Revenue	$15,700	$15,305	2.6%
Expenses:
Mortgage interest	5,466	5,277	3.6%
Depreciation and amortization	3,241	3,115	4.0%
Utilities & maintenance	1,988	1,900	4.6%
Real estate taxes	1,141	1,149	(0.7%)
Insurance	175	175	0.0%
Property management	854	782	9.2%
Total expenses	$12,865	$12,398	3.8%
Property segment operating profit	$2,835	$2,907	(2.5%)

23 Table of Contents
	(in thousands)
	For the Nine Months
	Ended January 31,
	2006	2005	% Change
Commercial - industrial
Real Estate Revenue	$4,704	$4,768	(1.3%)
Expenses:
Mortgage interest	1,689	1,730	(2.4%)
Depreciation and amortization	1,153	1,136	1.5%
Utilities & maintenance	204	211	(3.3%)
Real estate taxes	572	670	(14.6%)
Insurance	61	61	0.0%
Property management	87	72	20.8%
Total expenses	$3,766	$3,880	(2.9%)
Property segment operating profit	$938	$888	5.6%

Commercial – retail
Real Estate Revenue	$10,781	$11,388	(5.3%)
Expenses:
Mortgage interest	3,280	3,036	8.0%
Depreciation and amortization	2,049	2,041	0.4%
Utilities & maintenance	1,211	1,029	17.7%
Real estate taxes	1,376	1,423	(3.3%)
Insurance	149	150	(0.7%)
Property management	441	196	125.0%
Total expenses	$8,506	$7,875	8.0%
Property segment operating profit	$2,275	$3,513	(35.2%)
Total Stabilized Segment Operating Profit	$11,444	$11,590	(1.3%)

Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$18,841	$5,870
Expenses – Non-Stabilized
Mortgage interest	5,000	1,481
Depreciation and amortization	5,648	1,526
Utilities & maintenance	3,472	435
Real estate taxes	2,034	368
Insurance	230	48
Property management	956	247
Total Segment Operating Profit	$12,945	$13,355

Reconciliation to consolidated operations
Interest discounts and fee revenue	857	596
Other interest expense	(312)	(588)
Depreciation – furniture and fixtures	(172)	(136)
Administrative, advisory and trustee fees	(2,950)	(2,803)
Operating expenses	(968)	(959)
Amortization	(1,180)	(902)
Income before minority interest and discontinued operations and gain on sale of other investments	$8,220	$8,563

ECONOMIC OCCUPANCY RATES

IRET monitors both physical vacancy rates and economic occupancy rates at each of its properties. Physical vacancy for multi-family residential properties is calculated as the number of total habitable units that are vacant divided by the total number of units in the property. Physical vacancy for commercial buildings is calculated as the total number of vacant square feet in a particular building, divided by the total number of square feet (vacant and occupied) in the building. Economic occupancy rates are calculated as a percentage of the actual rent paid to IRET versus the scheduled rent charged by IRET for the period of time presented. The following tables compare economic occupancy rates on a “stabilized property” basis for the three months and nine months ended January 31, 2006 and 2005:

Three Months Ended January 31:

	(in thousands)
	2006	2005	% Change
Multi-Family Residential	92.3%	89.8%	2.5%
Commercial-Office	91.7%	89.3%	2.4%
Commercial-Medical	94.7%	91.1%	3.6%
Commercial-Industrial	86.7%	85.1%	1.6%
Commercial-Retail	88.7%	89.6%	(0.9%)

Nine Months Ended January 31:

	(in thousands)
	2006	2005	% Change
Multi-Family Residential	92.1%	90.2%	1.9%
Commercial-Office	91.3%	90.4%	0.9%
Commercial-Medical	94.1%	91.3%	2.8%
Commercial-Industrial	86.6%	86.3%	0.3%
Commercial-Retail	88.5%	89.4%	(0.9%)

CREDIT RISK

The following table lists our top ten commercial tenants on January 31, 2006, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the third quarter of fiscal year 2006.

% of Total Commercial
Segment’s Minimum Rents
Lessee	as of January 31, 2006
Edgewood Living Communities, Inc.	7.9%
St. Lukes	4.9%
Best Buy	2.9%
Healtheast – Woodbury & Maplewood	2.3%
St. Paul Companies (f/k/a Northland Insurance)	2.2%
Allina Health	2.2%
Microsoft Great Plains	2.2%
Nebraska Orthopaedic Hospital	2.0%
Smurfit – Stone Container Corp.	1.9%
Wilson’s the Leather Experts, Inc.	1.7%
All Others	69.8%
Total Monthly Rent as of January 31, 2006	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the nine months ended January 31, 2006, IRET acquired four assisted living facilities, five office properties and two medical office buildings for a total purchase price of approximately $67,377,000, excluding closing costs.  The Company also completed construction of one apartment complex at a cost of approximately $2,445,000.  The Company sold one retail property along with undeveloped land for approximately $450,000 during the nine months ended January 31, 2006.

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property—Medical (including assisted living)
74,112 sq. ft. Edgewood Vista – Bismarck, ND	$10,750
60,161 sq. ft. Edgewood Vista – Spearfish, SD	6,687
82,535 sq. ft. Edgewood Vista – Brainerd, MN	10,625
160,485 sq. ft. Edgewood Vista – Hermantown, MN	12,315
50,409 sq. ft. Ritchie Medical Plaza – St. Paul, MN	10,750
54,971 sq. ft. 2800 Medical Building – Minneapolis, MN	9,000

(in thousands)
Acquisition Cost
Commercial Property—Office
15,594 sq. ft. Spring Valley IV Office Building – Omaha, NE	1,250
23,913 sq. ft. Spring Valley V Office Building – Omaha, NE	1,375
24,000 sq. ft. Spring Valley X Office Building – Omaha, NE	1,275
24,000 sq. ft. Spring Valley XI Office Building – Omaha, NE	1,250
30,000 sq. ft. Brook Valley I Office Building – La Vista, NE	2,100

Multi-Family Residential
36-unit Legacy 7 – Grand Forks, ND	2,445

Total Property Acquisitions	$69,822

Dispositions

	(in thousands)
	Sales Price	Book Value and Sales Cost	Gain/Loss
Commercial Property – Retail
3,000 sq. ft. Centerville Convenience Store – Centerville, MN	$340	$324	$16

Undeveloped Property
40,000 sq. ft. Centerville Undeveloped Land – Centerville, MN	110	105	5

Total Property Dispositions	$450	$429	$21

FUNDS FROM OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2006 AND 2005

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

FFO applicable to common shares and Units for the three months and nine months ended January 31, 2006 increased to $11.7 million and $34.5 million, compared to $9.9 million and $31.4 million for the comparable periods ended January 31, 2005, an increase of 18.2% and 9.9%, respectively.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended January 31,	2006				2005
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$2,321		$		$3,236		$
Less dividends to preferred shareholders	(593)				(593)
Net income available to common shareholders	1,728	46,166.04			2,643	43,786.06
Adjustments:
Minority interest in earnings of Unitholders	509	13,607			1,092	13,023
Depreciation and Amortization (1)	9,475				8,457
Gains on depreciable property sales	0				(2,302)
Funds from operations applicable to common shares and Units	$11,712	59,773		$.20	$9,890	56,809		$.17

	(in thousands, except per share amounts)
Nine Months Ended January 31,	2006				2005
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$6,566		$		$12,660		$
Less dividends to preferred shareholders	(1,779)				(1,779)
Net income available to common shareholders	4,787	45,717.10			10,881	42,747.25
Adjustments:
Minority interest in earnings of Unit holders	1,421	13,437			3,854	12,540
Depreciation and Amortization (4)	28,325				24,821
Gains on depreciable property sales	(22)				(8,174)
Funds from operations applicable to common shares and Units	$34,511	59,154		$.58	$31,382	55,287		$.57

(1) Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Condensed Consolidated Statements of Operations, totaling $9,749 and $8,673, and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $0 and $38, less corporate-related depreciation and amortization on office equipment and other assets of $57 and $47 and less amortization of financing costs of $217 and $207, for the three months ended January 31, 2006 and 2005, respectively.

(2) UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3) Net income is calculated on a per share basis. Funds from Operations is calculated on a per share and unit basis.

 (4) Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Condensed Consolidated Statements of Operations, totaling $29,162 and $25,148, and depreciation and amortization from Discontinued Operations (excluding amortization of financing charges) of $3 and $443, less corporate-related depreciation and amortization on office equipment and other assets of $172 and $136 and less amortization of financing costs of $668 and $634, for the nine months ended January 31, 2006 and 2005, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2006 and 2005:

Date	Fiscal Year 2006	Fiscal Year 2005	% Change
July 1	$.1625	$.1605	1.2%
October 3 and 1, respectively	.1630	.1610	1.2%
January 13 and 27, respectively	.1635	.1615	1.2%
Total	$.4890	$.4830	1.2%

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

SOURCES AND USES OF CASH

As of January 31, 2006, the Company had three unsecured lines of credit in the amounts of $10.0 million, $10.0 million and $4.4 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of January 31, 2006. Borrowings under the lines of credit bear interest based on the following for each of the lines of credit described above: (1) Bremer Financial Corporation Reference Rate, (2) the highest New York Prime rate as published in the Wall Street Journal, and (3) the highest New York Prime rate as published in the Wall Street Journal. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank and First Western Bank were renewed in September 2005.  The Company’s line of credit with First International Bank and Trust was renewed in December 2005.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. For the nine months ended January 31, 2006, approximately 657,790 Units were issued in connection with property acquisitions, compared to 1,468,409 Units issued in connection with property acquisitions during the nine months ended January 31, 2005.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 301,054 common shares under its DRIP during the first quarter of fiscal year 2006, 307,140 common shares during the second quarter of fiscal year 2006, and 293,473 common shares during the third quarter of fiscal year 2006.

Cash and cash equivalents on January 31, 2006 totaled $28.9 million, compared to $36.4 million on the same date in 2005.  Net cash provided from operating activities decreased to $34.2 million for the first nine months of fiscal year 2006, from $34.7 million for the first nine months of fiscal year 2005. Cash and cash equivalents decreased from the year-earlier period primarily due to an increase in past due rent amounts and pre-paid insurance, and because of a sizeable lease termination payment received for the first nine months of fiscal year 2005. No similarly significant lease termination payments were received for the first nine months of fiscal year 2006.

Cash used for acquisitions decreased by $9.7 million for the first nine months of fiscal year 2006, to $73.6 million from $83.3 million for the first nine months of fiscal year 2005. Cash and other proceeds received from other investing activities (including proceeds from the sale of property and principal payments on mortgage loans receivable) decreased by $47.2 million for the first nine months of fiscal year 2006, to $3.0 million, from $50.2 million for the first nine months of fiscal year 2005. Net cash used in investing activities increased to $70.6 million for the first nine months of fiscal year 2006, from $34.6 million for the first nine months of fiscal year 2005.

Net cash provided from financing activities increased, to $41.8 million during the first nine months of fiscal year 2006 from $4.6 million for the first nine months of fiscal year 2005. Net cash provided from financing activities was higher in the first nine months of fiscal year 2006 due primarily to the payoff of a note payable in third quarter of fiscal year 2005.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $774.0 million on January 31, 2006, due to new debt placed on new and existing properties, from $708.6 million on April 30, 2005. Approximately 97 per cent of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of January 31, 2006, the weighted average rate of interest on the Company’s mortgage debt was 6.04%, compared to 6.08% on April 30, 2005.

Real Estate Owned. Real estate owned increased to $1,113.9 million at January 31, 2006 from $1,061.3 million at April 30, 2005. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Certificates. The Company discontinued the issuance of investment certificates in April 2002. As of January 31, 2006, investment certificates outstanding totaled $3.2 million, compared to $4.6 million of such certificates outstanding on April 30, 2005. This decrease resulted from the redemption of maturing investment certificates during the first three quarters of fiscal year 2006.

Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2006 were $28.9 million, compared to $23.5 million on April 30, 2005. The increase in cash on hand on January 31, 2006, as compared to April 30, 2005, was due primarily to the refinancing of mortgage debt.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $2.5 million on January 31, 2006, and $2.5 million on April 30, 2005. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 13.4 million Units on January 31, 2006, compared to 13.1 million Units outstanding on April 30, 2005. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2006 totaled 46.5 million, compared to 45.2 million outstanding on April 30, 2005. This increase in common shares outstanding was primarily due to the issuance of common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 301,054 common shares issued on July 1, 2005, approximately 307,140 shares issued on October 3, 2005, and approximately 293,473 shares issued on January 3, 2006, for total value of approximately $8.3 million. Conversions of 401,005 UPREIT Units to common shares, for a total of $3.4 million in shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the nine months ended January 31, 2006. Preferred shares of beneficial interest outstanding on January 31, 2006 and April 30, 2005 totaled 1.15 million.

PENDING ACQUISITIONS AND DISPOSITIONS

As of January 31, 2006, the Company had signed an agreement to acquire a small parcel of land for approximately $75,000, as part of a development of existing adjacent retail properties owned by the Company.  Also as of January 31, 2006, the Company had signed separate agreements to sell seven small retail properties and one parcel of undeveloped land, for sale prices ranging from $229,500 to $1.28 million, and totaling approximately $5 million.  These properties are among approximately 30 small retail properties, primarily convenience store and gas station properties, which the Company has identified as possible candidates for sale.  These pending acquisition and disposition transactions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be consummated. The Company accordingly considers that these pending dispositions do not qualify as assets held for sale, or for classification as discontinued operations.

In February 2006, the Company signed purchase agreements to acquire an approximately 146,000 square foot office complex in Arden Hills, Minnesota, for a purchase price of approximately $18.8 million; a parcel of vacant land adjacent to an existing Company-owned property in Eagan, Minnesota, for a purchase price of approximately $400,000; and a commercial retail property in Minot, North Dakota for a purchase price of approximately $625,000.  Also in February 2006, the Company signed agreements for the sale of five small commercial retail properties in various locations in Minnesota for a total sales price of approximately $2.3 million, and for the sale of a commercial retail property in Brooklyn Park, Minnesota for a price of approximately $3.35 million.  These pending transactions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be consummated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Even though our goal is to maintain a fairly low exposure to interest rate fluctuation risk, we are still vulnerable to significant fluctuations in interest rates on variable rate debt, on any future repricing or refinancing of our fixed rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of January 31, 2006, we had the following amounts of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate	$5,031	$21,018	$40,872	$43,967	$107,313	$529,564	$747,765
Variable Rate	330	2,025	1,253	3,916	1,258	17,419	26,201
							$773,966
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
Fixed Rate	$10,614	$47,686	$46,328	$42,998	$38,506	$168,337	$354,469
Variable Rate	504	2,108	2,000	1,782	1,684	3,679	11,757
							$366,226
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1) The weighted average interest rate on our debt as of January 31, 2006, was 6.04%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $26.2 million of variable rate indebtedness would increase our annual interest expense by $262,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of IRET’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief

Financial Officer concluded that IRET’s disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.\

There were no changes in IRET’s internal control over financial reporting that occurred during IRET’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the course of our operations, we become involved in litigation. At this time, we know of no pending or threatened proceedings that would have a material impact upon us.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal year 2006, the Company issued an aggregate of 112,904 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. is not applicable and has been omitted.

Item 4. is not applicable and has been omitted.

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

Date: March 10, 2006