Form 10-K
period 2006-04-30
INVESTORS REAL ESTATE TRUST
filed 2006-07-14
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2006

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

________________________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes  ☑ No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, or accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

 2006 Annual Report

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates (i.e., by persons other than officers and trustees of the Registrant as reflected in the table in Item 12 of this Form 10-K, incorporated by reference from the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders) was $401,600,311 based on the last reported sale price on the NASDAQ National Market on October 31, 2005.

The number of common shares of beneficial interest outstanding as of June 30, 2006, was 46,986,206.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on September 19, 2006 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

 2006 Annual Report 2

INVESTORS REAL ESTATE TRUST

INDEX

PAGE
PART I
Item 1. Business.....................................................................................................................................................	5
Item 1A. Risk Factors...............................................................................................................................................	11
Item 1B. Unresolved Staff Comments....................................................................................................................	20
Item 2. Properties...................................................................................................................................................	20
Item 3. Legal Proceedings.....................................................................................................................................	29
Item 4. Submission of Matters to a Vote of Security Holders.........................................................................	29
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 6. Selected Financial Data	30
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.....	31
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................................................	53
Item 8. Financial Statements and Supplementary Data....................................................................................	54
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....	54
Item 9A. Controls and Procedures.........................................................................................................................	54
Item 9B. Other Information......................................................................................................................................	57
PART III
Item 10. Trustees and Executive Officers of the Registrant..............................................................................	57
Item 11. Executive Compensation..........................................................................................................................	57
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13. Certain Relationships and Related Transactions.................................................................................	57
Item 14. Principal Accountant Fees and Services...............................................................................................	57
PART IV
Item 15. Exhibits, Financial Statement Schedules...............................................................................................	58
Exhibit Index..............................................................................................................................................................	58
Signatures..................................................................................................................................................................	60
Report of Independent Registered Public Accounting Firm and Financial Statements................................	F-1 to F-43

2006 Annual Report 3

Index

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

Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in Item 1A of this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

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

2006 Annual Report 4

Index

PART I

Item 1. Business

Overview

Investors Real Estate Trust is a self-advised equity Real Estate Investment Trust (“REIT”) organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations though our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial office, medical, industrial and retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the twelve months ended April 30, 2006, our real estate investments in these two states accounted for 73.4% of our total gross revenue. Our principal executive offices are located in Minot, North Dakota. We also have an office in Minneapolis, Minnesota.

We seek to diversify our investments among multi-family residential and office, medical, industrial and retail properties. As of April 30, 2006, our real estate portfolio consisted of:

•   66 multi-family residential properties, containing 8,648 apartment units and having a total real estate investment amount net of accumulated depreciation of $373.1 million;

•   56 office properties containing approximately 3.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $351.1 million;

•   33 medical properties (including assisted living facilities) containing approximately 1.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $244.3 million;

•   11 industrial properties (including miscellaneous commercial properties) containing approximately 1.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $53.0 million; and

•   45 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.3 million.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2006, no single tenant accounted for more than 10% of our total rental revenues.

2006 Annual Report 5

Index

Structure

We were organized as a REIT under the laws of North Dakota on July 31, 1970.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted all of our daily business operations through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2006, IRET, Inc. owned a 77.4% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

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

2006 Annual Report 6

Index

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

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders.  As of April 30, 2006, we had no junior mortgages outstanding.  We had one contract for deed outstanding as of April 30, 2006, with a balance of $434,000 due to us.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Policies With Respect to Certain of Our Activities

Our current policies as they pertain to certain of our activities are described as follows:

Cash distributions to shareholders and holders of limited partnership units. We intend to continue our policy of making cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. We have increased our cash distributions every year since our inception 36 years ago and every quarter since 1988.

Issuing senior securities. As of April 30, 2006, we have issued and outstanding $2,450,638 in investment certificates, which were issued for a definite term and annual interest rate, and which will be redeemed as they mature. In the event of our dissolution, the investment certificates would be paid in preference to our common shares. IRET has discontinued the sale of investment certificates and outstanding certificates will be redeemed as they mature. Additionally, on April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2006, our ratio of total real estate mortgages to total real estate assets was 63.5% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 138.0%.

2006 Annual Report 7

Index

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

	(in thousands)
	2006	2005	2004
Limited partnership units issued	1,072	1,996	2,006
Value at issuance	$10,964	$20,071	$19,851

Acquiring or repurchasing shares. As a REIT, it is our intention to invest only in real estate assets. Our Articles of Amendment and Third Restated Declaration of Trust does not prohibit the acquisition or repurchase of our common or preferred shares or other securities so long as such activity does not prohibit us from operating as a REIT under the Code. Any policy regarding the acquisition or repurchase of shares or other securities is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

During fiscal year 2006, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders, upon request.

To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Our mortgage loan receivables as of April 30, 2006, totaled $0.4 million, and $0.6 million as of April 30, 2005.

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

2006 Annual Report 8

Index

Our Executive Officers

Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2006.

Name	Age	Title
Thomas A. Wentz, Sr.	70	President and Chief Executive Officer
Timothy P. Mihalick	47	Senior Vice President and Chief Operating Officer
Thomas A. Wentz, Jr.	40	Senior Vice President
Diane K. Bryantt	42	Senior Vice President and Chief Financial Officer
Michael A. Bosh	35	Secretary and General Counsel

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

Employees

As of April 30, 2006, we had 42 employees.

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

2006 Annual Report 9

Index

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

Competition

Investing in and operating real estate is a very competitive business. We compete with other owners and developers of multi-family and commercial properties to attract tenants to our properties. Ownership of competing properties is diversified among other REITs, financial institutions, individuals and public and private companies who are actively engaged in this business. Our multi-family properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the areas in which our properties are located. Our commercial properties compete with other commercial properties for tenants. Additionally, we compete with other real estate investors, including other REITs, pension and investment funds, partnerships and investment companies, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price we pay in acquisitions. During the past year, we have continued to witness a strong demand for quality investment real estate. This demand caused continued high prices for all types of real estate. As a result, we were unable to purchase properties that will generate rates of return similar to those generated by properties we acquired in previous years. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe, however, that the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages that have in the past and will in the future allow us to operate our business successfully despite the competitive nature of our business.

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

2006 Annual Report 10

Index

Website and Available Information

Our internet address is www.iret.com. We make available, free of charge, through the “SEC filings” tab under the Investor Relations section of our internet website, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Current copies of our Code of Conduct, Code of Ethics for Senior Financial Officers, and Charters for the Audit, Compensation, Executive and Nominating Committees of our Board of Trustees are also available on our website under the heading “Corporate Governance” in the Investor Relations section of our website. Copies of these documents are also available to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58701. Information on our internet website does not constitute part of this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Risks Related to Our Properties and Business

Our performance and share value are subject to risks associated with the real estate industry.  Our results of operations and financial condition, the value of our real estate assets, and the value of an investment in us are subject to the risks normally associated with the ownership and operation of real estate properties.  These risks include, but are not limited to, the following factors which, among others, may adversely affect the income generated by our properties:

•   downturns in national, regional and local economic conditions (particularly increases in unemployment);

•   competition from other commercial and multi-family residential properties;

•   local real estate market conditions, such as oversupply or reduction in demand for commercial and multi-family residential space;

•   changes in interest rates and availability of attractive financing;

•   declines in the economic health and financial condition of our tenants and our ability to collect rents from our tenants;

•   vacancies, changes in market rental rates and the need periodically to repair, renovate and re-lease space;

•   increased operating costs, including real estate taxes, state and local taxes, insurance expense, utilities, and security costs;

•   significant expenditures associated with each investment, such as debt service payments, real estate taxes and insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property;

•   weather conditions, civil disturbances, natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;  and

•   decreases in the underlying value of our real estate.

Our property acquisition activities subject us to various risks which could adversely affect our operating results. We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios that could increase our size and result in alterations to our capital structure.  Our acquisition activities and their success are subject to numerous risks, including, but not limited to:

•   even if we enter into an acquisition agreement for a property, it is subject to customary closing conditions, including completion of due diligence investigations, and we may be unable to complete that acquisition after making a non-refundable deposit and incurring other acquisition-related costs;

2006 Annual Report 11

Index

•   we may be unable to obtain financing for acquisitions on favorable terms or at all;

•   acquired properties may fail to perform as expected;

•   the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates; and

•   we may be unable quickly and efficiently to integrate new acquisitions into our existing operations.

These risks could have an adverse effect on our results of operations and financial condition.

Acquired properties may subject us to unknown liabilities which could adversely affect our operating results. We may acquire properties subject to liabilities and without any recourse, or with only limited recourse against prior owners or other third parties, with respect to unknown liabilities.  As a result, if liability were asserted against us based upon ownership of these properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flows.  Unknown liabilities with respect to acquired properties might include liabilities for clean-up of undisclosed environmental contamination; claims by tenants, vendors or other persons against the former owners of the properties; liabilities incurred in the ordinary course of business; and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2006, we received approximately 73.4% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.  We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2006, approximately 0.78 million square feet, or 9.0% of our total commercial property square footage, was vacant.  Approximately 583 of our 8,648 apartment units, or 6.7%, were vacant. As of April 30, 2006, leases on approximately 10.1% of our total commercial segments leased net rentable square footage will expire in fiscal year 2007, 9.8% in fiscal year 2008, 10.0% in fiscal year 2009, 9.7% in fiscal year 2010, and 13.2% in fiscal year 2011.

We face potential adverse effects from commercial tenant bankruptcies or insolvencies.  The bankruptcy or insolvency of our commercial tenants may adversely affect the income produced by our properties.  If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord.  If a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy.  A court, however, may authorize the tenant to reject and terminate its lease with us.  In such a case, our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under a lease.  This shortfall could adversely affect our cash flow and results of operations.  If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments.  Under some circumstances, we

2006 Annual Report 12

Index

may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is less than the agreed rental amount.  Additionally, without regard to the manner in which a lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant, as well as possibly lower rental rates reflective of declines in market rents.

Because real estate investments are generally illiquid, and various factors limit our ability to dispose of assets, we may not be able to sell properties when appropriate.  Real estate investments are relatively illiquid and, therefore, we have limited ability to vary our portfolio quickly in response to changes in economic or other conditions.  In addition, the prohibitions under the federal income tax laws on REITs holding property for sale and related regulations may affect our ability to sell properties.  Our ability to dispose of assets may also be limited by constraints on our ability to utilize disposition proceeds to make acquisitions on financially attractive terms, and the requirement that we take additional impairment charges on certain assets.  More specifically, we are required to distribute or pay tax on all capital gains generated from the sale of assets, and, in addition, a significant number of our properties were acquired using limited partnership units of IRET Properties, our operating partnership, and are subject to certain agreements which restrict our ability to sell such properties in transactions that would create current taxable income to the former owners.  As a result, we are motivated to structure the sale of these assets as tax-free exchanges.  To accomplish this we must identify attractive re-investment opportunities.  Recently, while capital market conditions have been favorable for dispositions, investment yields on acquisitions have been less attractive due to the abundant capital inflows into the real estate sector.  These considerations impact our decisions on whether or not to dispose of certain of our assets.

Inability to manage our rapid growth effectively may adversely affect our operating results. We have experienced significant growth in recent years, increasing our total assets from approximately $885.7 million at April 30, 2003, to $1,207.3 million at April 30, 2006, principally through the acquisition of additional real estate properties. Subject to our continued ability to raise equity capital and issue limited partnership units of IRET Properties and identify suitable investment properties, we intend to continue our acquisition of real estate properties. Effective management of this level of growth presents challenges, including:

•   the need to expand our management team and staff;

•   the need to enhance internal operating systems and controls;

•   increased reliance on outside advisors and property managers; and

•   the ability to consistently achieve targeted returns on individual properties.

We may not be able to maintain similar rates of growth in the future, or manage our growth effectively.  Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to make distributions to the holders of our shares of beneficial interest.

Competition may negatively impact our earnings. We compete with many kinds of institutions, including other REITs, private partnerships, individuals, pension funds and banks, for tenants and investment opportunities. Many of these institutions are active in the markets in which we invest and have greater financial and other resources that may be used to compete against us. With respect to tenants, this competition may affect our ability to lease our properties, the price at which we are able to lease our properties and the cost of required renovations or tenant improvements. With respect to acquisition and development investment opportunities, this competition may cause us to pay higher prices for new properties than we otherwise would have paid, or may prevent us from purchasing a desired property at all.

An inability to make accretive property acquisitions may adversely affect our ability to increase our operating income. From our fiscal year ended April 30, 2004, to our fiscal year ended April 30, 2006, our operating income decreased from $10.0 million to $9.8 million. Our basic and diluted net income per common share was $.20 as of April 30, 2006, compared to $.30 and $.24, respectively, as of April 30, 2005 and 2004.  The acquisition of additional real estate properties is critical to our ability to increase our operating income.  If we are unable to continue to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to

2006 Annual Report 13

Index

market conditions, a changed competitive environment or unavailability of capital, our ability to increase our operating income may be materially and adversely affected.

High leverage on our overall portfolio may result in losses. As of April 30, 2006, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 138.0%. As of April 30, 2005 and 2004, our percentage of total indebtedness to total Net Assets was approximately 133.9% and 136.8%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $906 million. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our board of trustees and disclosed to the holders of our shares of beneficial interest in the next quarterly report, along with justification for any excess.

This amount of leverage may expose us to cash flow problems if rental income decreases. Under those circumstances, in order to pay our debt obligations we might be required to sell properties at a loss or be unable to make distributions to the holders of our shares of beneficial interest. A failure to pay amounts due may result in a default on our obligations and the loss of the property through foreclosure.  Additionally, our degree of leverage could adversely affect our ability to obtain additional financing and may have an adverse effect on the market price of our common shares.

Our inability to renew, repay or refinance our debt may result in losses. We incur a significant amount of debt in the ordinary course of our business and in connection with acquisitions of real properties. In addition, because we are unable to retain earnings as a result of the REIT distribution requirements, we will generally be required to refinance debt that matures with additional debt or equity.  We are subject to the normal risks associated with debt financing, including the risk that:

•   our cash flow will be insufficient to meet required payments of principal and interest;

•   we will not be able to renew, refinance or repay our indebtedness when due; and

•   the terms of any renewal or refinancing will be less favorable than the terms of our current indebtedness.

We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity.  Therefore, we are likely to need to refinance at least a portion of our outstanding debt as it matures.  We cannot guarantee that any refinancing of debt with other debt will be possible on terms that are favorable or acceptable to us.  If we cannot refinance, extend or pay principal payments due at maturity with the proceeds of other capital transactions, such as new equity capital, our cash flows may not be sufficient in all years to repay debt as it matures.  Additionally, if we are unable to refinance our indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more of our properties on disadvantageous terms, which may result in losses to us. These losses could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

The cost of our indebtedness may increase. We have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2006, $24.3 million, or approximately 3.2%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements.  If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.  In addition, portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis.  Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.

We depend on distributions and other payments from our subsidiaries that they may be prohibited from making to us, which could impair our ability to make distributions to holders of our shares of beneficial interest.  Substantially

2006 Annual Report 14

Index

all of our assets are held through IRET Properties, our operating partnership, and other of our subsidiaries. As a result, we depend on distributions and other payments from our subsidiaries in order to satisfy our financial obligations and make distributions to the holders of our shares of beneficial interest.  The ability of our subsidiaries to make such distributions and other payments depends on their earnings, and may be subject to statutory or contractual limitations.  As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization effectively will be subordinated to the claims of their creditors.  To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.

Our current or future insurance may not protect us against possible losses. We carry comprehensive liability, fire, extended coverage and rental loss insurance with respect to our properties at levels that we believe to be adequate and comparable to coverage customarily obtained by owners of similar properties. However, the coverage limits of our current or future policies may be insufficient to cover the full cost of repair or replacement of all potential losses. Moreover, this level of coverage may not continue to be available in the future or, if available, may be available only at unacceptable cost or with unacceptable terms.  Additionally, there may be certain extraordinary losses, such as those resulting from civil unrest, terrorism or environmental contamination, that are not generally, or fully, insured against because they are either uninsurable or not economically insurable. For example, we do not currently carry insurance against losses as a result of environmental contamination. Should an uninsured or underinsured loss occur to a property, we could be required to use our own funds for restoration or lose all or part of our investment in, and anticipated revenues from, the property. In any event, we would continue to be obligated on any mortgage indebtedness on the property. Any loss could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.  In addition, in most cases we have to renew our insurance policies on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases.  Any material increase in insurance rates or decrease in available coverage in the future could adversely affect our business and financial condition and results of operations, which could cause a decline in the market value of our securities.

We have significant investments in medical properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty medical properties (including assisted living facilities) and may acquire more in the future. As of April 30, 2006, our real estate portfolio consisted of 33 medical properties, with a total real estate investment amount, net of accumulated depreciation, of $244.3 million, or approximately 21.8% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio.  The healthcare industry is currently experiencing changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our medical property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants.  These factors may adversely affect the economic performance of some or all of our medical services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

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

2006 Annual Report 15

Index

amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multi-family residential properties may reduce rental revenues or increase operating costs.

Complying with laws benefiting disabled persons or other safety regulations and requirements may affect our costs and investment strategies. Federal, state and local laws and regulations designed to improve disabled persons’ access to and use of buildings, including the Americans with Disabilities Act of 1990, may require modifications to, or restrict renovations of, existing buildings. Additionally, these laws and regulations may require that structural features be added to buildings under construction.  Legislation or regulations that may be adopted in the future may impose further burdens or restrictions on us with respect to improved access to, and use of these buildings by, disabled persons. Noncompliance could result in the imposition of fines by government authorities or the award of damages to private litigants.  The costs of complying with these laws and regulations may be substantial, and limits or restrictions on construction, or the completion of required renovations, may limit the implementation of our investment strategy or reduce overall returns on our investments. This could have an adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.  Our properties are also subject to various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If we fail to comply with these requirements, we could incur fines or private damage awards.  Additionally, in the event that existing requirements change, compliance with future requirements may require significant unanticipated expenditures that may adversely affect our cash flow and results of operations.

We may be responsible for potential liabilities under environmental laws. Under various federal, state and local laws, ordinances and regulations, we, as a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, hazardous or toxic substances in, on, around or under that property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of these substances, or the failure to properly remediate any property containing these substances, may adversely affect our ability to sell or rent the affected property or to borrow funds using the property as collateral. In arranging for the disposal or treatment of hazardous or toxic substances, we may also be liable for the costs of removal of, or remediation of, these substances at that disposal or treatment facility, whether or not we own or operate the facility. In connection with our current or former ownership (direct or indirect), operation, management, development and/or control of real properties, we may be potentially liable for removal or remediation costs with respect to hazardous or toxic substances at those properties, as well as certain other costs, including governmental fines and claims for injuries to persons and property. A finding of liability for an environmental condition as to any one or more properties could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.

Environmental laws also govern the presence, maintenance and removal of asbestos, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos; notify and train those who may come into contact with asbestos; and undertake special precautions if asbestos would be disturbed during renovation or demolition of a building.  Indoor air quality issues may also necessitate special investigation and remediation.  These air quality issues can result from inadequate ventilation, chemical contaminants from indoor or outdoor sources, or biological contaminants such as molds, pollen, viruses and bacteria.  Such asbestos or air quality remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of an affected property.

It is generally our policy to obtain a Phase I environmental study on each property that we seek to acquire.  A Phase I environmental study generally includes a visual inspection of the property and the surrounding areas, an examination of current and historical uses of the property and the surrounding areas and a review of relevant state and federal documents, but does not involve invasive techniques such as soil and ground water sampling. If the Phase I indicates any possible environmental problems, our policy is to order a Phase II study, which involves testing the soil and ground water for actual hazardous substances. However, Phase I and Phase II environmental studies, or any other environmental studies undertaken with respect to any of our current or future properties, may not reveal the full extent of potential environmental liabilities. We currently do not carry insurance for environmental liabilities.

We may be unable to retain or attract qualified management. We are dependent upon our senior officers for essentially all aspects of our business operations. Our senior officers have experience in the specialized business

2006 Annual Report 16

Index

segments in which we operate, and the loss of them would likely have a material adverse effect on our operations, and could adversely impact our relationships with lenders, industry personnel and potential tenants.  We do not have employment contracts with any of our senior officers. As a result, any senior officer may terminate his or her relationship with us at any time, without providing advance notice.  If we fail to manage effectively a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, our business and prospects could be harmed.  The location of our company headquarters in Minot, North Dakota, may make it more difficult and expensive to attract, relocate and retain current and future officers and employees.

Failure to comply with changing regulation of corporate governance and public disclosure could have a material adverse effect on our business, operating results and stock price, and continuing compliance will result in additional expenses.  The Sarbanes-Oxley Act of 2002, as well as new rules and standards subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in some of our corporate governance and accounting practices, and are creating uncertainty for us and many other public companies, due to varying interpretations of the rules and their evolving application in practice.  We expect these laws, rules and regulations to increase our legal and financial compliance costs, and to subject us to additional risks.  In particular, if we fail to maintain the adequacy of our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as such standards may be modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.  Failure to maintain an effective internal control environment could have a material adverse effect on our business, operating results, and stock price.  Additionally, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations have required, and we believe will continue to require, the commitment of significant financial and managerial resources.

Risks Related to Our Structure and Organization

We may incur tax liabilities as a consequence of failing to qualify as a REIT. Although our management believes that we are organized and have operated and are operating in such a manner to qualify as a “real estate investment trust,” as that term is defined under the Internal Revenue Code, we may not in fact have operated, or may not be able to continue to operate, in a manner to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations.  Even a technical or inadvertent mistake could endanger our REIT status.  The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must come from qualifying sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers.  Thus, to the extent revenues from non-qualifying sources, such as income from third-party management services, represent more than five percent of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions contained in the Internal Revenue Code apply. Even if relief provisions apply, however, a tax would be imposed with respect to excess net income. We are also required to make distributions to the holders of our shares of beneficial interest of at least 90% of our REIT taxable income, excluding net capital gains.  The fact that we hold substantially all of our assets (except for qualified REIT subsidiaries) through IRET Properties, our operating partnership, and its subsidiaries, and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicates the application of the REIT requirements for us.  Additionally, if IRET Properties, our operating partnership, or one or more of our subsidiaries is determined to be taxable as a corporation, we may fail to qualify as a REIT. Either our failure to qualify as a REIT, for any reason, or the imposition of taxes on excess net income from non-qualifying sources, could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Furthermore, new legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.

If we failed to qualify as a REIT, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, which would likely have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, we could be subject to increased state and local taxes, and, unless entitled to relief under applicable statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification. This treatment would reduce funds available for

2006 Annual Report 17

Index

investment or distributions to the holders of our shares of beneficial interest because of the additional tax liability to us for the year or years involved. In addition, we would no longer be able to deduct, and would not be required to make, distributions to holders of our common shares. To the extent that distributions to the holders of our shares of beneficial interest had been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax.

Failure of our operating partnership to qualify as a partnership would have a material adverse effect on us.  We believe that IRET Properties, our operating partnership, qualifies as a partnership for federal income tax purposes.  No assurance can be given, however, that the Internal Revenue Service will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge.  If the Internal Revenue Service were to be successful in treating IRET Properties as an entity that is taxable as a corporation, we would cease to qualify as a REIT because the value of our ownership interest in IRET Properties would exceed 5% of our assets, and because we would be considered to hold more than 10% of the voting securities of another corporation.  Also, the imposition of a corporate tax on IRET Properties would reduce significantly the amount of cash available for distribution by it.

Certain provisions of our Articles of Amendment and Third Restated Declaration of Trust may limit a change in control and deter a takeover. In order to maintain our qualification as a REIT, our Third Restated Declaration of Trust provides that any transaction, other than a transaction entered into through the NASDAQ National Market, (recently renamed the NASDAQ Global Market), or other similar exchange, that would result in our disqualification as a REIT under Section 856 of the Internal Revenue Code, including any transaction that would result in (i) a person owning in excess of the ownership limit of 9.8%, in number or value, of our outstanding shares of beneficial interest, (ii) less than 100 people owning our shares of beneficial interest, (iii) our being “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, or (iv) 50% or more of the fair market value of our shares of beneficial interest being held by persons other than “United States persons,” as defined in Section 7701(a)(30) of the Internal Revenue Code, will be void ab initio. If the transaction is not void ab initio, then the shares of beneficial interest in excess of the ownership limit, that would cause us to be closely held, that would result in 50% or more of the fair market value of our shares of beneficial interest to be held by persons other than United States persons or that otherwise would result in our disqualification as a REIT, will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our board of trustees. These limitations may have the effect of preventing a change in control or takeover of us by a third party, even if the change in control or takeover would be in the best interests of the holders of our shares of beneficial interest.

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.  In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings.  To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our net taxable income each year, excluding net capital gains.  In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income for that year, and any undistributed taxable income from prior periods.  We intend to make distributions to our shareholders to comply with the 90% distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from our operating partnership.  However, we may need short-term debt or long-term debt or proceeds from asset sales or sales of common shares to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.  The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status.

Our board of trustees may make changes to our major policies without approval of the holders of our shares of beneficial interest. Our operating and financial policies, including policies relating to development and acquisition of real estate, financing, growth, operations, indebtedness, capitalization and distributions, are exclusively determined by our board of trustees. Our board of trustees may amend or revoke those policies, and other policies, without advance notice to, or the approval of, the holders of our shares of beneficial interest.  Accordingly, our shareholders do not control these policies, and policy changes could adversely affect our financial condition and results of operations.

2006 Annual Report 18

Index

Risks Related to the Purchase of our Shares of Beneficial Interest

Our future growth depends, in part, on our ability to raise additional equity capital, which will have the effect of diluting the interests of the holders of our common shares. Our future growth depends upon, among other things, our ability to raise equity capital and issue limited partnership units of IRET Properties. The issuance of additional common shares, and of limited partnership units for which we subsequently issue common shares upon the redemption of the limited partnership units, will dilute the interests of the current holders of our common shares.  Additionally, sales of substantial amounts of our common shares or preferred shares in the public market, or issuances of our common shares upon redemption of limited partnership units in our operating partnership, or the perception that such sales or issuances might occur, could adversely affect the market price of our common shares.

We may issue additional classes or series of our shares of beneficial interest with rights and preferences that are superior to the rights and preferences of our common shares. Without the approval of the holders of our common shares, our board of trustees may establish additional classes or series of our shares of beneficial interest, and such classes or series may have dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights and preferences that are superior to the rights of the holders of our common shares.

Payment of distributions on our shares of beneficial interest is not guaranteed. Our board of trustees must approve our payment of distributions and may elect at any time, or from time to time, and for an indefinite duration, to reduce the distributions payable on our shares of beneficial interest or to not pay distributions on our shares of beneficial interest. Our board of trustees may reduce distributions for a variety of reasons, including, but not limited to, the following:

•    operating and financial results below expectations that cannot support the current distribution payment;

•    unanticipated costs or cash requirements; or

•    a conclusion that the payment of distributions would cause us to breach the terms of certain agreements or contracts, such as financial ratio covenants.

Our distributions are not eligible for the lower tax rate on dividends except in limited situations.  The tax rate applicable to qualifying corporate dividends received by individuals prior to 2009 has been reduced to a maximum rate of 15%.  This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself had been taxed. As a result, distributions (other than capital gain distributions) paid by us to individual investors will generally be subject to the tax rates that are otherwise applicable to ordinary income which, currently, are as high as 35%.  This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other entities which pay dividends but are not formed as REITs.

Changes in market conditions could adversely affect the price of our shares of beneficial interest. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our common shares, Series A preferred shares and any other classes or series of preferred shares of beneficial interest to be issued in the future. These conditions include, but are not limited to:

•     market perception of REITs in general;

•     market perception of REITs relative to other investment opportunities;

•     market perception of our financial condition, performance, distributions and growth potential;

•     prevailing interest rates;

•     general economic and business conditions;

•     government action or regulation, including changes in the tax laws; and

2006 Annual Report 19

Index

•     relatively low trading volumes in securities of REITS.

Higher market interest rates may adversely affect the market price of our common shares, and low trading volume on the NASDAQ Global Select Market may prevent the timely resale of our common shares. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the NASDAQ Global Select Market, the daily trading volume of our shares may be lower than the trading volume for other companies and industries.  The average daily trading volume for the period of May 1, 2005, through April 30, 2006, was 63,094 shares and the average monthly trading volume for the period of May 1, 2005 through April 30, 2006 was 1,319,871 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

IRET is organized as a REIT under Section 856-858 of the Code, and is in the business of owning, leasing, developing and acquiring real estate properties. Except for certain commercial properties managed by our Minneapolis and Minot offices, these real estate investments are generally managed by third-party professional real estate management companies on our behalf.

Certain financial information from fiscal 2005 and 2004 was adjusted to reflect the effects of discontinued operations. See property disposition discussion within Item 7.

Total Real Estate Rental Revenue

As of April 30, 2006, our real estate portfolio consisted of 66 multi-family residential properties and 145 commercial properties, consisting of office, medical, industrial and retail properties, comprising 33.3%, 31.3%, 21.8%, 4.7%, and 8.9%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2006. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

Fiscal Year Ended April 30, (in thousands)	Multi-Family Residential Gross Revenue	%	Commercial Office Gross Revenue	%	Commercial Medical Gross Revenue	%	Commercial Industrial Gross Revenue	%	Commercial Retail Gross Revenue	%	Total Revenue
2006	$63,363	36.7%	$57,523	33.3%	$32,184	18.6%	$6,372	3.7%	$13,357	7.7%	$172,799
2005	$60,207	38.8%	$48,604	31.3%	$25,794	16.6%	$6,459	4.2%	$14,152	9.1%	$155,216
2004	$59,294	44.6%	$39,874	30.0%	$15,876	12.0%	$6,634	5.0%	$11,152	8.4%	$132,830

2006 Annual Report 20

Index

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

	Fiscal Year Ended April 30,
	2006	2005	2004
Multi-Family Residential Economic Occupancy	91.6%	90.1%	90.2%
Commercial - Office Economic Occupancy	92.5%	90.8%	92.2%
Commercial - Medical Economic Occupancy	96.2%	92.7%	93.6%
Commercial - Industrial Economic Occupancy	87.2%	86.8%	93.6%
Commercial - Retail Economic Occupancy	87.7%	88.6%	92.2%

Certain Lending Requirements

In certain instances, in connection with the acquisition of investment properties, the lender financing such properties may require, as a condition of the loan, that the properties be owned by a “single asset entity.” Accordingly, we have organized a number of wholly-owned subsidiary corporations, and IRET Properties has organized several limited partnerships, for the purpose of holding title in an entity that complies with such lending conditions. All financial statements of these subsidiaries are consolidated into our financial statements.

Management and Leasing of Our Real Estate Assets

The day-to-day management and leasing of our real estate assets is, with the exception of certain properties managed by our Minneapolis and Minot offices, generally handled by locally-based third-party professional real estate management companies. Day-to-day management activities include the negotiation of potential leases, the preparation of proposed operating budgets, and the supervision of routine maintenance and capital improvements that have been authorized by us. All activities relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and are then implemented by the third-party property management companies.  We believe that under most circumstances the use of locally-based management companies allows us to enjoy the benefits of local knowledge of the applicable real estate market while avoiding the cost and difficulty associated with maintaining management personnel in every city in which we operate.

As of April 30, 2006, we had property management contracts with the following companies:

Residential Management	Commercial Management and Leasing

• Builder’s Management & Investment Co., Inc.	• A & L Management Services, LLC
• ConAm, Inc.	• AJB, Inc. dba Points West Realty Management
• Hoban & Associates, Inc. dba Coast Management Company, Inc.	• Bayport Properties US, Inc.
• Investors Management & Marketing, Inc.	• CB Richard Ellis
• Illies Nohava Heinen Property Management, Inc.	• Colliers Turley Martin Tucker Company
• Kahler Property Management	• Dakota Commercial and Development Co.
• Weis Management Corp.	• Equity Commercial Services, Inc.
• Frauenshuh Companies
• Ferguson Property Management Services, L.C.
• Hoyt Properties, Inc.
• Illies Nohava Heinen Property Management, Inc.
• Inland Companies, Inc.
• Nath Management, Inc.
• Northco Management Services, LP
• Opus Northwest Management, LLC
• Paramount Real Estate Corporation
• R.A. Morton & Associates, Inc.

2006 Annual Report 21

Index
Commercial Management and Leasing – continued

• Results Unlimited, Inc.
• The Remada Company
• Thornton Oliver Keller, LLC
• United Properties, LLC
• Vector Property Services, LLC

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

Summary of Real Estate Investment Portfolio

As of April 30, (in thousands)	2006	%	2005	%	2004	%
Real Estate Investments
Real Estate Owned	$1,269,423		$1,179,856		$1,082,773
Less Accumulated Depreciation	(148,607)		(118,512)		(98,923)
	$1,120,816	99.5%	$1,061,344	99.4%	$983,850	99.2%
Undeveloped Land	5,175	0.5%	5,382	0.5%	3,180	0.3%
Mortgage Loans Receivable	409	0.0%	619	0.1%	4,893	0.5%
Total Real Estate Investments	$1,126,400	100.0%	$1,067,345	100.0%	$991,923	100.0%

Summary of Individual Properties Owned as of April 30, 2006

The following table presents information regarding our 211 properties owned as of April 30, 2006. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Occupancy rates given are the average economic occupancy rates for the fiscal year ended April 30, 2006:

(N/A = Property held less than 12 months)

(* = Real estate not owned in fee; all or a portion is leased under a ground lease)

(** = Primarily Parking Lot Rental)

Property Name and Location	Units	(in thousands) Investment	Fiscal 2006 Economic Occupancy

MULTI-FAMILY RESIDENTIAL
405 Grant Avenue (Lonetree) - Harvey, ND	12	$267	89.8%
408 1st Street SE - Minot, ND	**	48	100.0%
Applewood On The Green - Omaha, NE	234	12,319	85.1%
Boulder Court - Eagan, MN	115	6,958	88.5%
Brookfield Village Apartments - Topeka, KS	160	7,723	95.1%
Candlelight Apartments - Fargo, ND	66	1,746	95.9%
Canyon Lake Apartments - Rapid City, SD	109	4,346	84.5%
Castle Rock - Billings, MT	165	6,454	84.9%
Chateau Apartments - Minot, ND	64	2,844	98.9%
Clearwater Apartments- Boise, ID	60	3,986	94.0%
Colonial Villa - Burnsville, MN	240	14,999	82.8%
Colton Heights Properties - Minot, ND	18	1,028	98.3%
Cottonwood Lake I - Bismarck, ND	67	4,633	94.8%
Cottonwood Lake II - Bismarck, ND	67	4,375	95.6%

2006 Annual Report 22

Index

Property Name and Location	Units	(in thousands) Investment	Fiscal 2006 Economic Occupancy

Cottonwood Lake III - Bismarck, ND	67	$4,816	96.5%
Country Meadows I - Billings, MT	67	4,336	93.2%
Country Meadows II - Billings, MT	67	4,488	94.2%
Crestview Apartments - Bismarck, ND	152	5,362	99.0%
Crown Colony Apartments - Topeka, KS	220	11,383	93.8%
Dakota Hill At Valley Ranch - Irving, TX	504	38,882	93.7%
East Park Apartments - Sioux Falls, SD	84	2,738	95.6%
Forest Park Estates - Grand Forks, ND	270	8,684	91.2%
Heritage Manor - Rochester, MN	182	8,241	97.8%
Jenner Properties - Grand Forks, ND	90	2,107	95.1%
Kirkwood Manor - Bismarck, ND	108	4,034	95.4%
Lancaster Place - St. Cloud, MN	84	3,679	84.0%
Legacy Buildings I & II - Grand Forks, ND	116	7,446	94.6%
Legacy Building III - Grand Forks, ND	67	3,953	95.4%
Legacy Building IV- Grand Forks, ND	67	6,803	94.2%
Legacy Building V - Grand Forks, ND	36	2,827	67.7%
Legacy Building VI - Grand Forks, ND	36	2,969	62.0%
Legacy Building VII - Grand Forks, ND	36	2,851	61.2%
Magic City Apartments - Minot, ND	200	5,223	93.6%
Meadows Phase I - Jamestown, ND	27	1,864	99.2%
Meadows Phase II - Jamestown, ND	27	1,942	99.5%
Meadows Phase III - Jamestown, ND	27	2,209	99.8%
Miramont Apartments - Fort Collins , CO	210	15,111	91.7%
Monticello Apartments - Monticello, MN	60	4,376	96.4%
Neighborhood Apartments - Colorado Springs, CO	192	12,709	94.5%
North Pointe - Bismarck, ND	49	2,487	97.4%
Oakmont Apartments - Sioux Falls, SD	80	5,350	95.5%
Oakwood - Sioux Falls, SD	160	6,282	91.6%
Olympic Village - Billings, MT	274	12,596	98.4%
Olympik Village Apartments - Rochester, MN	140	7,296	90.5%
Oxbow - Sioux Falls, SD	120	5,365	95.8%
Park East Apartments - Fargo, ND	122	5,509	92.1%
Park Meadows I - Waite Park, MN	120	4,517	87.2%
Park Meadows II & III - Waite Park, MN	240	9,031	83.1%
Pebble Springs - Bismarck, ND	16	811	98.2%
Pinecone Apartments - Fort Collins , CO	195	14,050	90.4%
Pinehurst Apartments - Billings, MT	21	794	98.9%
Pointe West - Rapid City, SD	90	4,687	88.1%
Prairie Winds Apartments - Sioux Falls, SD	48	2,190	93.2%
Prairiewood Meadows - Fargo, ND	85	3,332	88.7%
Ridge Oaks - Sioux City, IA	132	5,000	92.1%
Rimrock Apartments - Billings, MT	78	4,086	96.7%
Rocky Meadows - Billings, MT	98	6,913	98.3%
Sherwood Apartments - Topeka, KS	300	16,914	94.9%
Southbrook & Mariposa - Topeka, KS	54	5,595	93.1%
South Pointe - Minot, ND	195	10,734	98.3%
Southview Apartments - Minot, ND	24	822	94.4%
Southwind Apartments - Grand Forks, ND	164	6,586	93.2%
Sunset Trail Phase I - Rochester, MN	73	7,127	82.8%
Sunset Trail Phase II - Rochester, MN	73	7,610	87.8%
Sweetwater Properties - Devils Lake & Grafton, ND	90	1,846	88.4%
Sycamore Village Apartments - Sioux Falls, SD	48	1,601	78.6%
Terrace On The Green - Moorhead, MN	116	2,905	96.0%

2006 Annual Report 23

Index

Property Name and Location	Units	(in thousands) Investment	Fiscal 2006 Economic Occupancy

Thomasbrook Apartments - Lincoln, NE	264	$10,935	90.4%
Valley Park Manor - Grand Forks, ND	168	5,789	94.9%
Village Green - Rochester, MN	36	2,569	91.5%
West Stonehill - Waite Park, MN	313	13,685	86.9%
Westwood Park - Bismarck, ND	64	2,591	94.4%
Winchester - Rochester, MN	115	6,664	86.6%
Woodridge Apartments - Rochester, MN	110	7,223	89.9%
TOTAL MULTI-FAMILY RESIDENTIAL	8,648	$452,251	91.6%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment	Fiscal 2006 Economic Occupancy

OFFICE
1st Avenue Building - Minot, ND	15,357	$576	86.0%
17 South Main - Minot, ND	3,250	110	0.0%
401 South Main - Minot, ND	8,597	636	54.7%
2030 Cliff Road - Eagan, MN	13,374	983	100.0%
7800 W Brown Deer Road - Milwaukee, WI	175,610	11,022	100.0%
American Corporate Center - Mendota Heights, MN	146,808	19,083	100.0%
Ameritrade - Omaha, NE	73,742	8,349	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,478	100.0%
Bloomington Business Plaza - Bloomington, MN	121,064	7,999	79.8%
Brenwood - Minnetonka, MN	177,145	15,040	73.5%
Brook Valley I - La Vista, NE	30,000	2,044	N/A
Burnsville Bluffs II - Burnsville, MN	45,158	3,213	54.0%
Cold Spring Center - St. Cloud, MN	75,745	8,635	97.4%
Crosstown Centre - Eden Prairie , MN	185,000	17,860	100.0%
Dewey Hill Business Center - Edina, MN	73,338	5,197	94.0%
Golden Hills Office Center - Golden Valley, MN	190,758	22,347	96.1%
Great Plains - Fargo, ND	122,040	15,375	100.0%
Greenwood Office - Greenwood, MN	5,640	981	0.0%
Highlands Ranch - Highlands Ranch, CO	81,173	11,519	98.2%
Interlachen Corporate Center - Eagan, MN	105,084	16,726	96.1%
Mendota Office Center I - Mendota Heights, MN	59,852	7,146	88.0%
Mendota Office Center II - Mendota Heights, MN	88,398	11,723	88.5%
Mendota Office Center III - Mendota Heights, MN	60,776	6,775	96.8%
Mendota Office Center IV - Mendota Heights, MN	72,231	8,705	100.0%
Metris - Duluth, MN	20,000	2,539	100.0%
Minnesota National Bank - Duluth, MN	27,000	1,745	44.9%
Minnetonka Office Building - Minnetonka, MN	4,000	401	100.0%
Nicollett VII - Burnsville, MN	125,385	7,387	100.0%
Northgate I - Maple Grove, MN	79,377	7,458	100.0%
Northgate II - Maple Grove, MN	25,999	2,425	100.0%
Northpark Corporate Center - Arden Hills, MN	146,087	17,151	N/A
Pillsbury Business Center - Bloomington, MN	42,220	1,894	100.0%
Plaza VII - Boise, ID	27,297	3,491	84.6%
Plymouth I - Plymouth, MN	26,186	1,672	100.0%
Plymouth II - Plymouth, MN	26,186	1,640	47.3%
Plymouth III - Plymouth, MN	26,186	2,012	100.0%
Plymouth IV & V - Plymouth, MN	126,809	14,889	100.0%
Prairie Oak Business Center - Eden Prairie, MN	36,018	5,250	40.8%
Rapid City, SD - 900 Concourse Drive - Rapid City, SD	75,815	7,088	91.5%

2006 Annual Report 24

Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment	Fiscal 2006 Economic Occupancy

Southeast Tech Center - Eagan, MN	58,300	$6,338	100.0%
Spring Valley IV - Omaha, NE	15,594	1,113	N/A
Spring Valley V - Omaha, NE	23,913	1,364	N/A
Spring Valley X - Omaha, NE	24,000	1,226	N/A
Spring Valley XI - Omaha, NE	24,000	1,259	N/A
TCA Building - Eagan , MN	102,854	9,903	85.8%
Three Paramount Plaza - Bloomington, MN	75,526	8,044	90.4%
Thresher Square - Minneapolis, MN	112,836	11,553	57.5%
UHC Office - International Falls, MN	30,000	2,505	100.0%
US Bank Financial Center - Bloomington, MN	153,947	16,598	96.6%
Viromed - Eden Prairie , MN	48,700	4,864	100.0%
Wayroad Corporate - Minnetonka, MN	62,383	5,567	81.3%
Wells Fargo Center - St Cloud, MN	86,428	9,711	96.6%
West River Business Park - Waite Park, MN	24,000	1,454	85.8%
Westgate - Boise, ID	103,332	12,231	100.0%
Wirth Corporate Center - Golden Valley, MN	75,216	8,986	99.2%
TOTAL OFFICE	3,796,198	$383,280	92.5%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment	Fiscal 2006 Economic Occupancy

MEDICAL
2800 Medical Building - Minneapolis, MN	54,971	$8,073	N/A
6517 Drew Avenue South - Edina, MN	12,140	1,038	0.0%
Abbott Northwest - Sartell, MN*	60,095	12,653	95.7%
Airport Medical - Bloomington, MN	24,218	4,678	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,705	N/A
Edgewood Vista - Brainerd, MN	82,535	9,586	N/A
Edgewood Vista - Duluth, MN	119,349	11,709	100.0%
Edgewood Vista - Fremont, NE	6,042	552	100.0%
Edgewood Vista - Hastings, NE	6,042	572	100.0%
Edgewood Vista - Hermantown, MN	160,485	11,236	N/A
Edgewood Vista - Kalispell, MT	5,895	588	100.0%
Edgewood Vista - Missoula, MT	10,150	962	100.0%
Edgewood Vista - Omaha, NE	6,042	641	100.0%
Edgewood Vista - Spearfish, SD	60,161	6,121	N/A
Edgewood Vista - Virginia, MN	70,313	7,070	100.0%
Edgewood Vista Phase II - Virginia, MN	76,870	5,111	100.0%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN *	43,046	7,588	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,765	100.0%
Health East St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,294	12,031	100.0%
Mariner Clinic - Superior, WI *	28,928	3,788	100.0%
Nebraska Orthopaedic Hospital - Omaha, NE*	52,300	20,512	100.0%
Park Dental - Brooklyn Center, MN	10,008	2,952	100.0%
Pavilion I - Duluth, MN*	45,081	10,144	100.0%
Pavilion II - Duluth, MN	74,800	19,325	100.0%
Ritchie Medical Plaza - St Paul, MN	50,409	9,500	N/A
Southdale 6525 France - Edina, MN	67,409	13,746	80.3%
Southdale 6545 France - Edina, MN*	195,983	34,014	84.7%
Stevens Point - Stevens Point, WI	47,950	4,021	N/A

2006 Annual Report 25

Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment	Fiscal 2006 Economic Occupancy

Wedgewood Sweetwater - Lithia Springs, GA	29,408	$4,686	100.0%
Wells Clinic - Hibbing, MN	18,810	2,661	100.0%
TOTAL MEDICAL	1,710,170	$263,300	96.2%

INDUSTRIAL
API Building - Duluth, MN	35,000	$1,723	100.0%
Bodycote Industrial Building - Eden Prairie, MN	41,880	2,152	100.0%
Dixon Avenue Industrial Park - Des Moines, IA	604,711	13,091	69.1%
Lexington Commerce Center - Eagan, MN	89,840	6,175	78.8%
Lighthouse - Duluth, MN	59,600	1,884	52.8%
Metal Improvement Company - New Brighton, MN	49,620	2,450	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Stone Container - Roseville, MN	229,072	8,250	100.0%
Waconia Industrial Building - Waconia, MN	29,440	1,905	31.3%
Wilson’s Leather - Brooklyn Park, MN	353,049	13,805	100.0%
Winsted Industrial Building - Winsted, MN	38,000	1,007	91.5%
TOTAL INDUSTRIAL	1,725,287	$59,583	87.2%

RETAIL
Anoka Strip Center - Anoka, MN	10,625	$733	100.0%
Buffalo Strip Center - Buffalo, MN	7,700	521	57.0%
Burnsville 1 Strip Center - Burnsville, MN	8,526	997	100.0%
Burnsville 2 Strip Center - Burnsville, MN	8,400	804	79.6%
Champlin South Pond - Champlin, MN	25,400	3,571	58.4%
Chan West Village - Chanhassen, MN	135,969	20,818	95.4%
Duluth Denfeld Retail - Duluth, MN	36,542	4,984	92.9%
Duluth Tool Crib - Duluth, MN	15,597	1,933	100.0%
Eagan 1 Retail Center - Eagan, MN	5,400	515	100.0%
Eagan 2 Retail Center - Eagan, MN	13,901	1,361	100.0%
Eagan 3 C Store - Eagan, MN	3,886	784	100.0%
East Grand Station - East Grand Forks, MN	16,103	1,392	100.0%
Fargo Express Center - Fargo, ND	30,227	1,438	100.0%
Fargo Express SC Pad 1 - Fargo, ND	4,000	368	100.0%
Faribault Checker Auto - Faribault, MN	5,600	341	100.0%
Forest Lake Auto - Forest Lake, MN	6,836	501	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,656	8,137	100.0%
Glencoe C Store - Glencoe, MN	4,800	532	100.0%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,177	5,697	97.8%
Howard Lake C Store - Howard Lake, MN	3,571	384	100.0%
Jamestown Buffalo Mall - Jamestown, ND	213,271	4,555	90.4%
Jamestown Business Center - Jamestown, ND	99,403	1,512	79.7%
Kalispell Retail Center - Kalispell, MT	52,000	3,470	100.0%
Kentwood Thomasville Furniture - Kentwood, MI	16,080	2,121	100.0%
Ladysmith Pamida - Ladysmith, WI	41,000	1,500	100.0%
Lakeville Strip Center - Lakeville, MN	9,500	1,893	72.0%
Livingston Pamida - Livingston, MT	41,200	1,800	100.0%
Long Prairie C Store - Long Prairie, MN	5,216	502	0.0%
Minot Arrowhead SC - Minot, ND	76,424	3,587	83.4%
Minot Plaza - Minot, ND	11,020	585	100.0%
Monticello C Store - Monticello, MN	3,575	863	100.0%
Moundsview Bakery - Mounds View, MN	4,560	292	100.0%

2006 Annual Report 26

Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment	Fiscal 2006 Economic Occupancy

Omaha Barnes & Noble - Omaha, NE	27,500	$3,699	100.0%
Paynesville C Store - Paynesville, MN	4,800	369	0.0%
Pine City C Store - Pine City, MN	4,800	442	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	2,976	96.4%
Prior Lake 1 Strip Center - Prior Lake, MN	6,800	979	44.0%
Prior Lake 3 Strip Center - Prior Lake, MN	4,200	484	65.3%
Rochester Maplewood Square - Rochester, MN	118,398	11,923	62.8%
Schofield Plaza SC - Schofield, WI	25,644	1,698	58.1%
St. Cloud Westgate SC - St. Cloud, MN	104,928	6,787	91.4%
Wilmar Sam Goody - Willmar, MN	6,225	411	100.0%
Winsted C Store - Winsted, MN	3,571	204	8.3%
TOTAL RETAIL	1,474,784	$111,009	87.7%
SUBTOTAL		$1,269,423

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment

UNDEVELOPED LAND AND UNIMPROVED PROPERTY
17 S Main 2nd Floor - Minot, ND	0	$12
Cottonwood Lake IV - Bismarck, ND	0	267
Eagan Vacant Land - Eagan, MN	0	423
IGH Vacant Land - Inver Grove Heights, MN	0	564
Kalispell Vacant Land - Kalispell, MT	0	1,421
Long Prairie Vacant Land - Long Prairie, MN	0	162
River Falls Vacant Land - River Falls, WI	0	205
Schofield Plaza Undeveloped - Schofield, WI	0	1,638
Stevens Point Undeveloped - Stevens Point, WI	0	483
TOTAL UNDEVELOPED LAND AND UNIMPROVED PROPERTY	0	$5,175

TOTAL UNITS – RESIDENTIAL SEGMENT	8,648
TOTAL SQUARE FOOTAGE – COMMERCIAL SEGMENTS	8,706,439
TOTAL INVESTMENTS		$1,274,598

Mortgages Payable

As of April 30, 2006, individual first mortgage liens on the above properties totaled $765.9 million. Of the $765.9 million of mortgage indebtedness on April 30, 2006, $24.3 million is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. The balance of fixed rate mortgages totaled $741.6 million. Principal payments due on our mortgage indebtedness are as follows:

Year Ended April 30, (in thousands)	Mortgage Principal
2007	$24,168
2008	41,796
2009	45,823
2010	108,288
2011	100,472
Later Years	445,343
Total	$765,890

2006 Annual Report 27

Index

Future Minimum Lease Payments

The future minimum lease payments to be received under leases for commercial properties in place as of April 30, 2006, assuming that no options to renew or buy out the leases are exercised, are as follows:

Year Ended April 30, (in thousands)	Lease Payments
2007	$67,325
2008	60,714
2009	52,840
2010	46,354
2011	36,095
Thereafter	179,057
Total	$442,385

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2006, we spent approximately $16.2 million on capital improvements.

Contracts or Options to Sell

We have granted options to purchase certain of our properties to various third parties. In general, these options grant the right to purchase certain IRET assets at the greater of such asset’s appraised value or an annual compounded increase of 2.0% to 2.5% of the initial cost to us. In addition to options granted to third parties, we also granted an option to Charles Wm. James to purchase our Excelsior Retail Center.  Mr. James was formerly an officer and trustee of the company.  The option exercise price was equal to the price paid by us for the property, plus an annual consumer price index increase.  Mr. James exercised the purchase option and closed on the purchase of this property in the fourth quarter of fiscal year 2006.  See the discussion of Property Dispositions in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K for further information. As of April 30, 2006, our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

	(in thousands)
Property	Property Cost	Gross Rental Revenue
		2006	2005	2004
East Grand Station - East Grand Forks, MN	$1,392	$152	$152	$152
Edgewood Vista - Bismarck, ND	10,868	653	0	0
Edgewood Vista - Brainerd, MN	10,634	645	0	0
Edgewood Vista - Duluth, MN	11,709	1,472	1,406	1,278
Edgewood Vista - Fremont, NE	552	62	59	59
Edgewood Vista - Hastings, NE	572	63	61	61
Edgewood Vista - Hermantown, MN	12,325	749	0	0
Edgewood Vista - Kalispell, MT	588	62	62	62
Edgewood Vista - Missoula, MT	962	120	120	120
Edgewood Vista - Omaha, NE	641	70	67	67
Edgewood Vista - Spearfish, SD	6,757	406	0	0
Edgewood Vista - Virginia, MN	12,182	1,320	1,320	893
Great Plains Software - Fargo, ND	15,375	1,876	1,876	1,875
Healtheast - Woodbury & Maplewood, MN	21,601	2,032	2,032	1,948
Stevens Point - Stevens Point, WI	4,215	102	0	0
Wedgewood Sweetwater - Lithia Springs, GA	4,686	512	509	502
Total	$115,059	$10,296	$7,664	$7,017

Properties by State

The following table presents, as of April 30, 2006, an analysis by state of each of the five major categories of properties owned by us - multi-family residential, office, medical, industrial and retail:

2006 Annual Report 28

Index

Total Real Estate Investment by Type and Location

	(in thousands)
State	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total	% of Total
Minnesota	$106,880	$305,877	$211,152	$39,351	$76,433	$739,693	58.3%
North Dakota	118,538	16,697	9,705	7,141	20,288	172,369	13.6%
Nebraska	23,254	15,355	22,277	0	3,699	64,585	5.1%
Colorado	41,870	11,519	0	0	0	53,389	4.2%
Montana	39,667	0	1,550	0	5,270	46,487	3.7%
South Dakota	32,559	7,088	6,121	0	0	45,768	3.6%
Kansas	41,615	0	0	0	0	41,615	3.3%
Texas	38,882	0	0	0	0	38,882	3.0%
All Other States	8,986	26,744	12,495	13,091	5,319	66,635	5.2%
Total	$452,251	$383,280	$263,300	$59,583	$111,009	$1,269,423	100.0%

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that would have a material impact upon us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter of the fiscal year ended April 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Effective July 1, 2006, NASDAQ renamed its existing NASDAQ National Market as the NASDAQ Global Market, and created a new market tier, the “NASDAQ Global Select Market”. Our common shares of beneficial interest trade on the NASDAQ Global Select Market under the symbol IRETS. On June 30, 2006, the last reported sales price per share of our common shares on the NASDAQ National Market was $9.03. The following table sets forth the quarterly high and low closing sales prices per share of our common shares as reported on the NASDAQ National Market, and the distributions per common share and limited partnership unit declared with respect to each period.

Quarter Ended	High	Low	Distributions Declared (per share and unit)
2006
April 30, 2006	$9.67	$9.11	$0.1640
January 31, 2006	9.79	9.20	0.1635
October 31, 2005	10.16	8.85	0.1630
July 31, 2005	10.24	9.04	0.1625

Quarter Ended	High	Low	Distributions Declared (per share and unit)
2005
April 30, 2005	$10.26	$8.90	$0.1620
January 31, 2005	10.72	9.78	0.1615
October 31, 2004	10.30	9.51	0.1610
July 31, 2004	10.47	9.39	0.1605

It is IRET’s policy to pay quarterly distributions to our common shareholders, at the discretion of our Board of Trustees, based on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of

2006 Annual Report 29

Index

Trustees deems relevant. Since July 1, 1971, IRET has paid quarterly cash distributions in the months of January, April, July and October.

Shareholders

As of June 30, 2006, the Company had approximately 4,488 common shareholders of record, and 46,986,206 common shares of beneficial interest (plus 13,578,669 limited partnership units convertible into 13,578,669 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal years ended April 30, 2006, 2005 and 2004, respectively, we issued an aggregate of 342,242, 595,810 and 357,478 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 342,242, 595,810 and 357,478 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2006, except for repurchases of nominal amounts of fractional shares, at shareholder request.

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	2006	2005	2004	2003	2002
Consolidated Income Statement Data
Revenue	$172,799	$155,216	$132,830	$111,907	$84,120
Income before minority interest and discontinued operations and gain on sale of other investments	$10,995	$10,198	$10,650	$14,252	$12,664
Gain on sale of real estate, land, and other investments	$3,293	$8,605	$662	$1,595	$547
Minority interest portion of operating partnership income	$(1,863)	$(1,801)	$(2,274)	$(3,322)	$(3,304)
Income from continuing operations	$8,671	$8,021	$7,777	$10,311	$9,708
Income from discontinued operations	$2,896	$7,055	$1,663	$1,937	$892
Net income	$11,567	$15,076	$9,440	$12,248	$10,600
Consolidated Balance Sheet Data
Total real estate investments	$1,126,400	$1,067,345	$991,923	$845,325	$685,347
Total assets	$1,207,315	$1,151,158	$1,076,317	$885,681	$730,209
Mortgages payable	$765,890	$708,558	$633,124	$539,397	$459,569
Shareholders’ equity	$289,560	$295,172	$278,629	$214,761	$145,578
Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations	$.14	$.13	$.20	$.32	$.38
Income from discontinued operations	$.06	$.17	$.04	$.06	$.04
Net Income	$.20	$.30	$.24	$.38	$.42
Distributions	$.65	$.65	$.64	$.63	$.59

2006 Annual Report 30

Index

CALENDAR YEAR	2005	2004	2003	2002	2001
Tax status of distribution
Capital gain	16.05%	0.00%	3.88%	0.00%	0.00%
Ordinary income	41.48%	44.65%	58.45%	68.29%	65.98%
Return of capital	42.47%	55.35%	37.67%	31.71%	34.02%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2006.

Overview

We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2006, our real estate portfolio consisted of 66 multi-family residential properties containing 8,648 apartment units and having a total real estate investment amount net of accumulated depreciation of $373.1 million, and 145 commercial properties containing approximately 8.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $747.7 million. Our commercial properties consist of:

•    56 office properties containing approximately 3.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $351.1 million;

•    33 medical properties (including assisted living facilities) containing approximately 1.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $244.3 million;

•    11 industrial properties (including miscellaneous commercial properties) containing approximately 1.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $53.0 million; and

•    45 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.3 million.

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

During fiscal year 2006, IRET continued to operate in a challenging economic environment.  Job growth at a pace slower than anticipated, abundant commercial property alternatives, continued lower rental income and increased costs for tenant concessions all contributed to continued pressure on revenues at our commercial and multi-family properties.  While we saw improvement in vacancy levels in all of our operating segments other than retail, during fiscal year 2006, IRET was able to implement only modest rental rate increases at certain of our multi-family and commercial properties, and continued to rely on rent and other tenant concessions in order to improve occupancy rates.  Identifying potential acquisition properties that met our investment criteria also remained difficult during fiscal year 2006.   Widespread demand for real estate from traditional and non-traditional investors combined with continued lower tenant demand for commercial space and apartments resulted in lower investment returns from all types of real estate.

During fiscal year 2006, economic vacancy levels at IRET’s commercial segment properties decreased in all segments except retail to 7.5% vacancy at the end of fiscal year 2006 from 9.2% vacancy at the end of fiscal year 2005 in the case of our commercial office portfolio; to 3.8% in fiscal year 2006 from 7.3% in the case of our commercial medical portfolio; and to 12.8% from 13.2% in the case of our commercial industrial portfolio.

2006 Annual Report 31

Index

Vacancies in our commercial retail portfolio increased to 12.3% at the end of fiscal year 2006 from 11.4% at the end of fiscal year 2005.  Vacancy levels decreased at our total multi-family residential properties, to 8.4% compared to 9.9% at the end of fiscal year 2005.  Total revenues of IRET Properties, our operating partnership, increased by $17.6 million to $172.8 million, compared to $155.2 million in fiscal year 2005.  This increase was primarily attributable to the addition of new real estate properties.  Operating income increased in fiscal year 2006, to $9.8 million from $9.2 in fiscal year 2005, and our rent concessions to tenants increased.  We estimate that rent concessions offered to tenants during the twelve months ended April 30, 2006 lowered our operating revenues by approximately $5.2 million, compared to $4.5 million for fiscal year 2005.  Expenses increased during fiscal year 2006 as well, with real estate taxes, maintenance, utility, and operating expense all increasing from year-earlier levels.  While some of this increase was due to existing real estate, the majority was due to the addition of new real estate to our portfolio.

During fiscal year 2006, the Company added seven medical properties (including five assisted living senior housing facilities) with a total of 530,623 leasable square feet, six office properties with a total of 263,594 leasable square feet, and two small parcels of vacant land adjoining existing Company properties to our investment portfolio, for an aggregate purchase price of approximately $93.4 million. During fiscal year 2006, the Company disposed of 17 properties, consisting of one office property and sixteen retail properties, and two undeveloped properties, for sale prices totaling approximately $14.2 million.

Additional information and more detailed discussions of our fiscal year 2006 operating results are found in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2006 Annual Report 32

Index

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

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts ($200,000 as of April 30, 2006) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents ($500,000 as of April 30, 2006) and from mortgage loans ($25,000 as of April 30, 2006). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

Revenue Recognition - The Company has the following revenue sources and revenue recognition policies:

•   Base Rents - income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent increases and abated rent under the leases.  Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Rental revenue is recorded for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for rents that it expects to collect over the remaining lease term as deferred rents receivable. When the Company acquires a property, the term of the existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the realizability of such deferred rents receivable involves management's assumptions relating to such tenant's viability.

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

2006 Annual Report 33

Index

subject to change, and many are outside the control of the Company.  If actual results vary, the Company’s taxable income may change.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets - Amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.”  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations. FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective in the Company’s fiscal quarter ended April 30, 2006. Certain of the Company’s real estate assets contain asbestos, lead and/or underground fuel tanks.  Although these materials are appropriately contained, in accordance with current environmental regulations, the Company’s practice is to remediate asbestos and lead upon the renovation or redevelopment of its properties, if such renovation or redevelopment would disturb the contained materials, and to remove underground fuel tanks if they are no longer in use. The majority of the Company’s real estate assets containing asbestos, lead and/or underground fuel tanks are not currently slated for renovation, redevelopment or fuel tank removal and, accordingly, the Company has determined that at this time there is not sufficient information available to reasonably estimate the fair value of the liability.  The costs associated with asbestos, lead and/or underground fuel tank abatement or removal for those few properties which IRET does have current plans to renovate, demolish or sell have been estimated by IRET and are immaterial, individually and in the aggregate.  Accordingly, the adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Company believes that the adoption of this standard will not have a material effect on its consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for fiscal year 2006 were $172.8 million, compared to $155.2 million in fiscal year 2005 and $132.8 million in fiscal year 2004. Revenues during fiscal year 2006 were $17.6 million greater than revenues in fiscal year 2005 and revenues during fiscal year 2005 were $22.4 million greater than in fiscal year 2004.

For fiscal 2006, the increase in revenue of $17.6 million resulted from:

(in thousands)
Rent from 16 properties acquired in fiscal year 2005 in excess of that received in 2005 from the same 16 properties	$9,816
Rent from 15 properties acquired in fiscal year 2006	6,704
Increase in rental income on existing properties	860
An increase in straight-line rents	203
$17,583

2006 Annual Report 34

Index

For fiscal 2005, the increase in revenue of $22.4 million resulted from:

(in thousands)
Rent from 28 properties acquired in fiscal year 2004 in excess of that received in 2004 from the same 28 properties	$14,813
Rent from 17 properties acquired in fiscal year 2005	9,745
Decrease in rental income on existing properties, net of declining occupancy levels	(2,431)
An increase in straight-line rents	724
A decrease in rent from properties sold in Fiscal 2006	(465)
$22,386

As illustrated above, the substantial majority of the increase in our gross revenue for fiscal years 2006 and 2005 resulted from the addition of new real estate properties to the IRET Properties’ portfolio, rather than from rental increases on existing properties. For the next 12 months, we expect acquisitions to continue to be the most significant factor in any increases in our revenues and ultimately our net income. While acceptable real estate assets are still available for purchase, stable to declining tenant demand combined with a continued widespread demand for real estate from traditional and non-traditional investors has resulted in a reduction in the investment returns from all types of real estate. This reduction in the rates of return has been offset to some extent by the decline in borrowing costs. While we were able to take advantage of those lower borrowing costs for most of our recent acquisitions, our borrowing costs are rising, and the majority of our debt is fixed and not prepayable without significant prepayment costs and fees.

Gain on Sale of Real Estate

The Company realized a gain on sale of real estate, land and other investments for fiscal year 2006 of $3.3 million. This compares to $8.6 million of gain on sale of real estate recognized in fiscal 2005 and $0.7 million recognized in fiscal 2004. A list of the properties sold during fiscal year 2006, showing sales price, depreciated cost plus sales costs and net gain is included in this Item 7 under the caption “Property Dispositions.”

Segment Expenses and Operating Profit

The following tables show the changes in revenues, operating expenses, interest and depreciation by reportable operating segment for fiscal year 2006 compared to fiscal year 2005, and for fiscal year 2005 compared to fiscal year 2004.  For a reconciliation of segment revenues, profit (loss) and assets to the consolidated financial statements, see Note 12 of the Notes to Consolidated Financial Statements in this report.

Fiscal year ended April 30, 2006, compared to fiscal year ended April 30, 2005.

	(in thousands)
	2006	2005	Change	% Change
MULTI-FAMILY RESIDENTIAL
Real Estate Revenue	$63,363	$60,207	$3,156	5.2%
Expenses
Mortgage Interest	18,373	18,247	126	0.7%
Depreciation/amortization related to real estate investments.	11,614	11,075	539	4.9%
Utilities	6,757	5,832	925	15.9%
Maintenance	8,069	6,928	1,141	16.5%
Real Estate Taxes	7,142	7,057	85	1.2%
Insurance	1,432	1,521	(89)	(5.9%)
Property Management	7,185	6,805	380	5.6%
Total Segment Expense	60,572	57,465	3,107	5.4%
Segment Operating Profit	$2,791	$2,742	$49	1.8%

2006 Annual Report 35

Index

	(in thousands)
	2006	2005	Change	% Change
COMMERCIAL OFFICE
Real Estate Revenue	$57,523	$48,604	$8,919	18.4%
Expenses
Mortgage Interest	14,777	12,715	2,062	16.2%
Depreciation/amortization related to real estate investments	14,319	12,780	1,539	12.0%
Utilities	4,812	3,386	1,426	42.1%
Maintenance	7,590	6,312	1,278	20.2%
Real Estate Taxes	8,028	7,153	875	12.2%
Insurance	707	537	170	31.7%
Property Management	2,489	2,100	389	18.5%
Total Segment Expense	52,722	44,983	7,739	17.2%
Segment Operating Profit	$4,801	$3,621	$1,180	32.6%

	(in thousands)
	2006	2005	Change	% Change
COMMERCIAL MEDICAL
Real Estate Revenue	$32,184	$25,794	$6,390	24.8%
Expenses
Mortgage Interest	10,608	8,923	1,685	18.9%
Depreciation/amortization related to real estate investments	7,065	5,305	1,760	33.2%
Utilities	1,600	1,142	458	40.1%
Maintenance	2,471	1,870	601	32.1%
Real Estate Taxes	2,283	1,616	667	41.3%
Insurance	298	277	21	7.6%
Property Management	1,662	1,273	389	30.6%
Total Segment Expense	25,987	20,406	5,581	27.3%
Segment Operating Profit	$6,197	$5,388	$809	15.0%

	(in thousands)
	2006	2005	Change	% Change
COMMERCIAL INDUSTRIAL
Real Estate Revenue	$6,372	$6,459	$(87)	(1.3%)
Expenses
Mortgage Interest	2,240	2,302	(62)	(2.7%)
Depreciation/amortization related to real estate investments	1,551	1,523	28	1.8%
Utilities	91	60	31	51.7%
Maintenance	201	185	16	8.6%
Real Estate Taxes	771	797	(26)	(3.3%)
Insurance	81	78	3	3.8%
Property Management	108	104	4	3.8%
Total Segment Expense	5,043	5,049	(6)	(0.1%)
Segment Operating Profit	$1,329	$1,410	$(81)	(5.7%)

	(in thousands)
	2006	2005	Change	% Change
COMMERCIAL RETAIL
Real Estate Revenue	$13,357	$14,152	$(795)	(5.6%)
Expenses
Mortgage Interest	4,155	3,917	238	6.1%
Depreciation/amortization related to real estate investments	2,634	2,608	26	1.0%
Utilities	415	400	15	3.8%
Maintenance	1,161	988	173	17.5%
Real Estate Taxes	1,799	1,793	6	0.3%
Insurance	189	190	(1)	(0.5%)
Property Management	560	288	272	94.4%
Total Segment Expense	10,913	10,184	729	7.2%
Segment Operating Profit	$2,444	$3,968	$(1,524)	(38.4%)

2006 Annual Report 36

Index

Fiscal year ended April 30, 2005, compared to fiscal year ended April 30, 2004.

	(in thousands)
	2005	2004	Change	% Change
MULTI-FAMILY RESIDENTIAL
Real Estate Revenue	$60,207	$59,294	$913	1.5%
Expenses
Mortgage Interest	18,247	17,647	600	3.4%
Depreciation/amortization related to real estate investments.	11,075	10,310	765	7.4%
Utilities	5,832	5,667	165	2.9%
Maintenance	6,928	6,829	99	1.4%
Real Estate Taxes	7,057	6,675	382	5.7%
Insurance	1,521	2,001	(480)	(24.0%)
Property Management	6,805	6,225	580	9.3%
Total Segment Expense	57,465	55,354	2,111	3.8%
Segment Operating Profit	$2,742	$3,940	$(1,198)	(30.4%)

	(in thousands)
	2005	2004	Change	% Change
COMMERCIAL OFFICE
Real Estate Revenue	$48,604	$39,874	$8,730	21.9%
Expenses
Mortgage Interest	12,715	11,001	1,714	15.6%
Depreciation/amortization related to real estate investments	12,780	7,129	5,651	79.3%
Utilities	3,386	2,768	618	22.3%
Maintenance	6,312	5,646	666	11.8%
Real Estate Taxes	7,153	5,745	1,408	24.5%
Insurance	537	450	87	19.3%
Property Management	2,100	1,764	336	19.0%
Total Segment Expense	44,983	34,503	10,480	30.4%
Segment Operating Profit	$3,621	$5,371	$(1,750)	(32.6%)

	(in thousands)
	2005	2004	Change	% Change
COMMERCIAL MEDICAL
Real Estate Revenue	$25,794	$15,876	$9,918	62.5%
Expenses
Mortgage Interest	8,923	5,841	3,082	52.8%
Depreciation/amortization related to real estate investments	5,305	2,977	2,328	78.2%
Utilities	1,142	775	367	47.4%
Maintenance	1,870	1,451	419	28.9%
Real Estate Taxes	1,616	1,491	125	8.4%
Insurance	277	149	128	85.9%
Property Management	1,273	1,156	117	10.1%
Total Segment Expense	20,406	13,840	6,566	47.4%
Segment Operating Profit	$5,388	$2,036	$3,352	164.6%

2006 Annual Report 37

Index

	(in thousands)
	2005	2004	Change	% Change
COMMERCIAL INDUSTRIAL
Real Estate Revenue	$6,459	$6,634	$(175)	(2.6%)
Expenses
Mortgage Interest	2,302	2,092	210	10.0%
Depreciation/amortization related to real estate investments	1,523	1,253	270	21.5%
Utilities	60	49	11	22.4%
Maintenance	185	202	(17)	(8.4%)
Real Estate Taxes	797	768	29	3.8%
Insurance	78	66	12	18.2%
Property Management	104	98	6	6.1%
Total Segment Expense	5,049	4,528	521	11.5%
Segment Operating Profit	$1,410	$2,106	$(696)	(33.0%)

	(in thousands)
	2005	2004	Change	% Change
COMMERCIAL RETAIL
Real Estate Revenue	$14,152	$11,152	$3,000	26.9%
Expenses
Mortgage Interest	3,917	3,164	753	23.8%
Depreciation/amortization related to real estate investments	2,608	1,874	734	39.2%
Utilities	400	275	125	45.5%
Maintenance	988	735	253	34.4%
Real Estate Taxes	1,793	1,733	60	3.5%
Insurance	190	157	33	21.0%
Property Management	288	118	170	144.1%
Total Segment Expense	10,184	8,056	2,128	26.4%
Segment Operating Profit	$3,968	$3,096	$872	28.2%

Changes in Expenses and Net Income

Operating income for fiscal year 2006 increased to $9.8 million from $9.2 million in fiscal year 2005, and was $10.0 million in fiscal year 2004. Our net income available to common shareholders for fiscal year 2006 was $9.2 million, compared to $12.7 million in fiscal year 2005 and $9.4 million in fiscal year 2004. On a per common share basis, net income was $0.20 per common share in fiscal year 2006, compared to $0.30 per common share in fiscal year 2005 and $0.24 in fiscal year 2004.

These changes in operating income and net income result from the changes in revenues and expenses detailed below:

Changes in net income available to common shareholders for fiscal year 2006 resulted from:

(in thousands)
An increase in net rental income primarily due to new acquisitions (rents, less utilities, maintenance, taxes, insurance and management)	$8,374
An increase in non-operating income	255
An increase in gain on sale of other investments	20
A decrease in operating expenses, administrative, advisory & trustee services	191

These increases were offset by:
An increase in depreciation/amortization expense related to real estate investments	(3,922)
An increase in interest expense primarily due to debt placed on new acquisitions	(3,377)
An increase in amortization expense	(315)
An increase in minority interest of other partnership’s income	(105)
An increase in minority interest of operating partnership income	(62)
A decrease in income from discontinued operations, net	(4,159)
Loss on impairment of real estate investment	(409)
Total decrease in fiscal 2006 net income available to common shareholders	$(3,509)

2006 Annual Report 38

Index

Changes in net income available to common shareholders for fiscal year 2005 resulted from:

(in thousands)
An increase in net rental income primarily due to new acquisitions (rents, less utilities, maintenance, taxes, insurance and management)	$16,687
An increase in income from discontinued operations, net	5,392
An increase in non-operating income	338
A decrease in minority interest of operating partnership income	473
A decrease in minority interest of other partnership’s income	378

These increases were partially offset by:
An increase in interest expense primarily due to debt placed on new acquisitions	(5,960)
An increase in depreciation/amortization expense related to real estate investments	(9,785)
An increase in dividends to preferred shareholders	(2,339)
An increase in operating expenses, administrative, advisory & trustee services	(1,469)
An increase in amortization expense	(263)
A decrease in gain on sale of other investments	(155)
Total increase in fiscal 2005 net income available to common shareholders	$3,297

Factors Impacting Net Income During Fiscal Year 2006 as Compared to Fiscal Year 2005

Compared to the prior two fiscal years, there were a number of factors that continued to limit the growth of our total revenue and ultimately negatively impacted our net income. A discussion of the factors having the greatest impact on our business compared to the prior two fiscal years is set forth below. In management’s opinion, most of these negative influences show signs of continuing to lessen in the next twelve months.

•   Increased concessions and limited ability to raise rents.  During fiscal year 2006, economic occupancy levels at our multi-family residential and commercial properties improved.  “Economic Occupancy” is defined as total possible revenue less vacancy loss as a percentage of total possible revenue.  Total possible revenue is determined by valuing occupied units or square footage at contract rates, and vacant units or square footage at market rates.  However, our level of tenant concessions continued to rise, and, despite some positive developments in the general economy, a majority of the markets in which we operate continue to experience lower-than-expected levels of job creation and demand for multi-family residential and commercial space.  Accordingly, we were unable to raise rents significantly at the majority of our properties.  Economic vacancy levels at our stabilized multi-family residential properties decreased throughout our entire portfolio during fiscal year 2006, to 8.0% compared to 9.7% at the end of fiscal year 2005, for economic occupancy levels of approximately 92.0% in fiscal year 2006 compared to approximately 90.3% in fiscal year 2005.  “Stabilized properties” are those properties that we have owned for the entirety of the periods being compared, and include properties that were redeveloped or expanded during the periods being compared.

     Economic vacancy levels at our stabilized total commercial segment properties decreased to 8.9% during fiscal year 2006, from 10.1% at the end of fiscal year 2005, for economic occupancy levels of approximately 91.1% in fiscal year 2006 compared to approximately 89.9% in fiscal year 2005. On an individual commercial segment basis, economic vacancy levels at our stabilized commercial office, medical and industrial properties decreased to 8.5%, 5.7% and 12.8%, respectively, during fiscal year 2006, from 9.8%, 8.8% and 13.2%, respectively, during fiscal year 2005.  Economic vacancy levels at our stabilized commercial retail properties increased to 12.3% during fiscal year 2006, compared to 11.3% during fiscal year 2005.

     To maintain physical occupancy levels at our multi-family residential properties, we may offer tenant incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties.  We estimate that rent concessions offered during fiscal year 2006 lowered our operating revenues by approximately $5.2 million, compared to an estimated approximately $4.5 million reduction in operating revenues attributable to rent concessions offered in fiscal year 2005.

•   Increased real estate taxes.  Real estate taxes on properties newly acquired in fiscal years 2005 and 2006 added $2 million to the real estate taxes category, while real estate taxes on existing properties decreased by

2006 Annual Report 39

Index

$393,000, resulting in a net increase in real estate tax expense of $1.6 million, or 8.7%, for fiscal year 2006, as compared to fiscal year 2005.

•   Increased maintenance expense.  Maintenance expenses at our properties increased by $3.2 million, or 19.7% for the fiscal year ended April 30, 2006, as compared to fiscal year 2005.  Of the increased maintenance costs for the fiscal year ended April 30, 2006, $2.4 million, or 74.5%, is attributable to the addition of new real estate acquired in fiscal 2006 and 2005, while $817,000, or 25.5%, is due to increased costs for maintenance on existing real estate assets.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  For our non-commercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase.  While we have implemented selected rent increases, the current economic conditions and vacancy levels have prevented us from raising rents in the amounts necessary to fully recover our increased maintenance costs.

•   Increased utility expense.  The utility expense category increased by $2.9 million, or 26.4%, for the fiscal year ended April 30, 2006, compared to fiscal year 2005.  Of the increased utility costs, $1.6 million, or 56.5%, is attributable to the addition of new real estate acquired in fiscal years 2006 and 2005, while $1.2 million, or 43.5%, is due to increased costs for utilities on existing real estate assets.  Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent.  For our other non-commercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase.  While we have implemented selected rent increases, the current economic conditions, and vacancy levels at our properties, have prevented us from raising rents in the amounts necessary to fully recover our increased utility costs.  Additionally, since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters has a large impact on our utility costs.

•   Increased mortgage interest expense.  Our mortgage debt increased $57.3 million, or 8.1%, for the fiscal year ended April 30, 2006 compared to fiscal year 2005, to approximately $765.9 million from approximately $708.6 million.  Mortgage interest expense at properties newly acquired in fiscal years 2005 and 2006 added $4.6 million to the mortgage interest expense category, while mortgage interest expense at existing properties decreased by $522,000, resulting in a net increase of $4.0 million or 8.8% in mortgage interest expense in fiscal year 2006 compared to fiscal year 2005.

Factors Impacting Net Income During Fiscal Year 2005 as Compared to Fiscal Year 2004

•   Increased economic vacancy and concessions. During fiscal year 2005, economic vacancy levels at our stabilized multi-family residential properties decreased slightly throughout our entire portfolio to 9.2% compared to 9.4% at the end of fiscal year 2004, for economic occupancy levels of approximately 90.8% in fiscal year 2005 compared to approximately 90.6% in fiscal year 2004. However, economic vacancy levels at our stabilized total commercial segment properties increased to 10.7%, from 7.4% at the end of fiscal year 2004, for economic occupancy levels of approximately 89.3% in fiscal year 2005 compared to approximately 92.6% in fiscal year 2004. A majority of the markets in which we operate continued to experience overall poor economic conditions in respect to job creation. The poor economic climate translated into increased vacancy at many of our properties.

While economic occupancy levels at our multi-family residential properties showed signs of improvement during the last half of fiscal year 2005, our level of tenant concessions did not decline significantly, and results at our multi-family residential properties continued to be negatively influenced by the availability of low-interest mortgages to prospective home buyers.  To maintain physical occupancy levels at our multi-family residential properties, we offered tenant incentives, generally in the form of lower rents, which resulted in decreased revenues and income from operations at our stabilized properties.  We estimate that rent concessions offered during fiscal year 2005 lowered our operating revenues by approximately $4.5 million, as compared to an estimated approximately $2.9 million reduction in operating revenues attributable to rent concessions offered in fiscal year 2004.

•   Increased real estate taxes. Taxes imposed on our real estate properties increased by $2.0 million, or 12.3% for the fiscal year ended April 30, 2005. Of the increased real estate taxes, $2.4 million or 118.4% was attributable to the addition of new real estate acquired in fiscal 2005 and 2004, while ($0.4) million or (18.4)% was due to decreased costs for real estate taxes on existing real estate assets.

2006 Annual Report 40

Index

Under the terms of most of our commercial leases, the full cost of real estate tax is paid by the tenant as additional rent. For our non-commercial real estate properties, any increase in our real estate tax costs must be collected from tenants in the form of a general rent increase. While we implemented selected rent increases, economic conditions and increased vacancy levels prevented us from raising rents in the amount necessary to fully recover our increased real estate tax costs.

•   Increased maintenance expense. The maintenance expense category increased by $1.4 million or 9.4% for the fiscal year ended April 30, 2005, as compared to the corresponding period of fiscal year 2004. Of the increased maintenance costs for the fiscal year ended April 30, 2005, $2.2 million or 157.4% was attributable to the addition of new real estate acquired in fiscal 2005 and 2004, while $(0.8) million or (57.4)% was due to decreased costs for maintenance on existing real estate assets. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our non-commercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase. While we implemented selected rent increases, economic conditions and increased vacancy levels prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•   Increased utility expense. The utility expense category increased by $1.3 million or 13.6% for the fiscal year ended April 30, 2005, as compared to fiscal year 2004. Of the increased utility costs, $1.3 million or 102.1% was attributable to the addition of new real estate acquired in fiscal 2005 and 2004, while $(0.03) million or (2.1)% was due to decreased costs for utilities on existing real estate assets. Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent. For our other non-commercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase. While we implemented selected rent increases, economic conditions and increased vacancy levels prevented us from raising rents in the amount necessary to fully recover our increased utility costs. Since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters has a large impact on our utility costs.

•   Increased administrative and operating expense. Administrative and operating expenses increased by $1.5 million or 38.6% for the fiscal year ended April 30, 2005, as compared to fiscal year 2004. Of this increase in administrative and operating expense for the fiscal year ended April 30, 2005, $1.0 million or 70.1% was due to employee related costs. During fiscal year 2005, we hired seven new employees. The addition of these new employees, together with increases in the wages and benefits paid to existing employees, accounted for a significant portion of the increase in administrative and operating costs for the fiscal year ended April 30, 2005.  In addition, in common with other public companies, we experienced a significant increase in accounting fees and other costs, primarily as a result of certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), in particular the internal controls report and attestation requirements of Section 404 of Sarbanes-Oxley.

•   Increase in mortgage interest expense. Our mortgage debt increased $75.4 million or 11.9% for the fiscal year ended April 30, 2005. Our mortgage interest expense increased by $6.4 million or 16.2% for the fiscal year ended April 30, 2005, as compared to fiscal year 2004. Of the increased interest expense for the fiscal year ended April 30, 2005, $6.9 million or 106.3% was attributable to the addition of new real estate, while interest expenses on existing real estate assets decreased by $(0.4) million or (6.3)%, due primarily to lower interest rates on mortgages.

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

2006 Annual Report 41

Index

Comparison of Results from Commercial and Residential Properties

The following table presents an analysis of the relative investment in, and financial contribution of, our commercial and multi-family residential properties over the past three fiscal years:

	(in thousands)		(in thousands)		(in thousands)
Fiscal Years Ended April 30	2006	%	2005	%	2004	%
Real Estate Investments - net of accumulated depreciation
Multi-Family Residential	$373,101	33.3%	$374,575	35.3%	$384,374	39.1%
Commercial Office	351,087	31.3%	330,338	31.1%	271,823	27.6%
Commercial Medical	244,346	21.8%	192,478	18.1%	160,662	16.3%
Commercial Industrial	52,958	4.7%	53,040	5.0%	54,201	5.5%
Commercial Retail	99,324	8.9%	110,913	10.5%	112,790	11.5%
Total	$1,120,816	100.0%	$1,061,344	100.0%	$983,850	100.0%
Gross Real Estate Rental Revenues
Multi-Family Residential	$63,363	36.7%	$60,207	38.8%	$59,294	44.6%
Commercial Office	57,523	33.3%	48,604	31.3%	39,874	30.0%
Commercial Medical	32,184	18.6%	25,794	16.6%	15,876	12.0%
Commercial Industrial	6,372	3.7%	6,459	4.2%	6,634	5.0%
Commercial Retail	13,357	7.7%	14,152	9.1%	11,152	8.4%
Total	$172,799	100.0%	$155,216	100.0%	$132,830	100.0%

Total Commercial Segments Properties - Analysis of Lease Expirations and Credit Risk

The following table shows the annual lease expiration percentages for the total commercial segments properties owned by us as of April 30, 2006, for fiscal years 2007 through 2016 and the leases that will expire during fiscal year 2017 and beyond.

Fiscal Year of Lease Expiration	(in thousands) Square Footage of Expiring Leases	Percentage of Total Commercial Segments Leased Square Footage	(in thousands) Annualized Base Rent of Expiring Leases at Expiration
2007	873	10.1%	$4,126
2008	848	9.8%	5,839
2009	868	10.0%	4,011
2010	842	9.7%	4,487
2011	1,142	13.2%	4,929
2012	745	8.6%	5,548
2013	131	1.5%	1,238
2014	191	2.2%	1,293
2015	134	1.5%	1,578
2016	70	0.8%	708
2017 and beyond	951	11.0%	85,088

2006 Annual Report 42

Index

The following table lists our top ten commercial tenants on April 30, 2006, for the total commercial segments properties owned by us as of April 30, 2006, based upon minimum rents in place as of April 30, 2006:

(in thousands)
Lessee	% of Total Commercial Segments Minimum Rents as of April 30, 2006
Edgewood Living Communities, Inc.	8.4%
St. Luke’s Hospital	4.8%
Best Buy	2.9%
Healtheast - Woodbury & Maplewood	2.3%
Microsoft Great Plains	2.1%
Smurfit - Stone Container Corporation	2.1%
Allina Health	2.0%
Nebraska Orthopaedic Hospital	1.9%
Wilson’s The Leather Experts Inc.	1.7%
Department of Health & Welfare (State of Idaho)	1.6%
All Others	70.2%
Total Monthly Rent as of April 30, 2006	100.0%

Results on a “Stabilized Property” Basis

The following tables present results on a stabilized property basis for fiscal year 2006 compared to fiscal year 2005, and for fiscal year 2005 compared to fiscal year 2004, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties.  Property Segment Operating Profit should not be considered an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance.  For a reconciliation of segment operating profit to the consolidated financial statements, see Note 12 of the Notes to Consolidated Financial Statements in this report.  We analyze and compare results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis).  This comparison allows us to evaluate the performance of existing properties and their contribution to net income.  The fiscal year 2005 results presented in the first table below are not identical to the fiscal year 2005 results presented in the second table, because the properties comprising our stabilized property portfolio vary from year to year, due to our ongoing acquisition and disposition activity.

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

Fiscal year 2006 compared to fiscal year 2005:

	(in thousands)
Fiscal Years Ended April 30	2006	2005	% Change
Multi-Family Residential
Real Estate Revenue	$61,107	$59,657	2.4%
Expenses
Mortgage Interest	17,939	18,208	(1.5%)
Depreciation and Amortization	11,120	10,948	1.6%
Utilities	6,496	5,788	12.2%
Maintenance	7,759	6,887	12.7%
Real Estate Taxes	6,841	6,965	(1.8%)
Insurance	1,374	1,506	(8.8%)
Property Management	6,938	6,752	2.8%
Total Expenses	58,467	57,054	2.5%
Property Segment Operating Profit	$2,640	$2,603	1.4%

2006 Annual Report 43 Index

Commercial Office
Real Estate Revenue	$44,338	$43,931	0.9%
Expenses
Mortgage Interest	11,553	11,920	(3.1%)
Depreciation and Amortization	9,962	10,921	(8.8%)
Utilities	3,650	3,209	13.7%
Maintenance	5,651	5,911	(4.4%)
Real Estate Taxes	6,146	6,547	(6.1%)
Insurance	522	473	10.4%
Property Management	1,955	1,945	0.5%
Total Expenses	39,439	40,926	(3.6%)
Property Segment Operating Profit	$4,899	$3,005	63.0%

Commercial Medical
Real Estate Revenue	$21,296	$21,203	0.4%
Expenses
Mortgage Interest	7,250	7,312	(0.8%)
Depreciation and Amortization	4,325	4,274	1.2%
Utilities	1,088	1,041	4.5%
Maintenance	1,688	1,672	1.0%
Real Estate Taxes	1,568	1,418	10.6%
Insurance	231	242	(4.5%)
Property Management	1,166	1,032	13.0%
Total Expenses	17,316	16,991	1.9%
Property Segment Operating Profit	$3,980	$4,212	(5.5%)

Commercial Industrial
Real Estate Revenue	$6,372	$6,459	(1.3%)
Expenses
Mortgage Interest	2,240	2,302	(2.7%)
Depreciation and Amortization	1,551	1,523	1.8%
Utilities	91	60	51.7%
Maintenance	201	185	8.6%
Real Estate Taxes	771	797	(3.3%)
Insurance	81	78	3.8%
Property Management	108	104	3.8%
Total Expenses	5,043	5,049	(0.1%)
Property Segment Operating Profit	$1,329	$1,410	(5.7%)

Commercial Retail
Real Estate Revenue	$13,343	$14,149	(5.7%)
Expenses
Mortgage Interest	4,155	3,917	6.1%
Depreciation and Amortization	2,627	2,590	1.4%
Utilities	415	400	3.8%
Maintenance	1,161	988	17.5%
Real Estate Taxes	1,800	1,792	0.4%
Insurance	189	190	(0.5%)
Property Management	559	287	94.8%
Total Expenses	10,906	10,164	7.3%
Property Segment Operating Profit	$2,437	$3,985	(38.8%)
Total Stabilized Segment Operating Profit	$15,285	$15,215	0.5%
Reconciliation to Segment Operating Profit
Real Estate Revenue - Non-Stabilized	$26,343	$9,817
Expenses - Non-Stabilized
Mortgage Interest	$7,016	$2,445
Depreciation and Amortization	7,598	3,035
Utilities	1,935	322
Maintenance	3,032	640
Real Estate Taxes	2,897	897
2006 Annual Report 44 Index
Insurance	310	114
Property Management	1,278	450
Total Segment Operating Profit	$17,562	$17,129

Fiscal year 2005 compared to fiscal year 2004:

	(in thousands)
Fiscal Years Ended April 30	2005	2004	% Change
Multi-Family Residential
Real Estate Revenue	$55,092	$55,504	(0.7%)
Expenses
Mortgage Interest	16,657	16,711	(0.3%)
Depreciation and Amortization	10,019	9,695	3.3%
Utilities	5,192	5,298	(2.0%)
Maintenance	6,252	6,447	(3.0%)
Real Estate Taxes	6,514	6,373	2.2%
Insurance	1,375	1,882	(26.9%)
Property Management	5,989	5,774	3.7%
Total Expenses	51,998	52,180	(0.3%)
Property Segment Operating Profit	$3,094	$3,324	(6.9%)

Commercial Office
Real Estate Revenue	$32,930	$35,584	(7.5%)
Expenses
Mortgage Interest	9,630	10,202	(5.6%)
Depreciation and Amortization	5,662	5,448	3.9%
Utilities	2,278	2,459	(7.4%)
Maintenance	4,493	5,148	(12.7%)
Real Estate Taxes	4,989	5,122	(2.6%)
Insurance	353	403	(12.4%)
Property Management	1,507	1,589	(5.2%)
Total Expenses	28,912	30,371	(4.8%)
Property Segment Operating Profit	$4,018	$5,213	(22.9%)

Commercial Medical
Real Estate Revenue	$15,491	$15,171	2.1%
Expenses
Mortgage Interest	5,383	5,521	(2.5%)
Depreciation and Amortization	2,811	2,710	3.7%
Commercial Medical - continued
Utilities	876	708	23.7%
Maintenance	1,416	1,338	5.8%
Real Estate Taxes	1,293	1,449	(10.8%)
Insurance	149	133	12.0%
Property Management	760	1,005	(24.4%)
Total Expenses	12,688	12,864	(1.4%)
Property Segment Operating Profit	$2,803	$2,307	21.5%

Commercial Industrial
Real Estate Revenue	$5,961	$6,614	(9.9%)
Expenses
Mortgage Interest	2,171	2,092	3.8%
Depreciation and Amortization	1,256	1,242	1.1%
Utilities	60	49	22.4%
Maintenance	169	202	(16.3%)
Real Estate Taxes	709	764	(7.2%)
Insurance	72	65	10.8%
Property Management	91	98	(7.1%)
Total Expenses	4,528	4,512	0.4%
Property Segment Operating Profit	$1,433	$2,102	(31.8%)
2006 Annual Report 45 Index
Commercial Retail
Real Estate Revenue	$12,022	$11,169	7.6%
Expenses
Mortgage Interest	3,383	3,229	4.8%
Depreciation and Amortization	1,913	1,861	2.8%
Utilities	351	271	29.5%
Maintenance	734	733	0.1%
Real Estate Taxes	1,650	1,821	(9.4%)
Insurance	139	151	(7.9%)
Property Management	68	50	36.0%
Total Expenses	8,238	8,116	1.5%
Property Segment Operating Profit	$3,784	$3,053	23.9%
Total Stabilized Segment Operating Profit	$15,132	$15,999	(5.4%)
Reconciliation to Segment Operating Profit
Real Estate Revenue - Non-Stabilized	$34,951	$9,554
Expenses - Non-Stabilized
Mortgage Interest	9,103	2,130
Depreciation and Amortization	11,813	2,723
Utilities	2,088	765
Maintenance	3,280	1,075
Real Estate Taxes	3,463	1,050
Insurance	526	200
Property Management	2,156	845
Total Segment Operating Profit	$17,654	$16,765

Property Acquisitions

IRET Properties paid approximately $93.4 million for real estate properties added to its portfolio during fiscal year 2006, compared to $146.4 million in fiscal year 2005. The fiscal year 2006 and 2005 additions are detailed below.

Fiscal 2006 (May 1, 2005 to April 30, 2006)

(in thousands)
Fiscal 2006 Acquisitions	Purchase Price
Multi-Family Residential
36-unit Legacy 7 - Grand Forks, ND	$2,445
2,445

Commercial Property—Office
15,594 sq. ft. Spring Valley IV Office Building - Omaha, NE	1,250
23,913 sq. ft. Spring Valley V Office Building - Omaha, NE	1,375
24,000 sq. ft. Spring Valley X Office Building - Omaha, NE	1,275
24,000 sq. ft. Spring Valley XI Office Building - Omaha, NE	1,250
30,000 sq. ft. Brook Valley I Office Building - La Vista, NE	2,100
146,087 sq. ft. Northpark Corporate Center - Arden Hills, MN	18,597
25,847
Commercial Property—Medical (including assisted living)
74,112 sq. ft. Edgewood Vista - Bismarck, ND	10,750
60,161 sq. ft. Edgewood Vista - Spearfish, SD	6,687
82,535 sq. ft. Edgewood Vista - Brainerd, MN	10,625
160,485 sq. ft. Edgewood Vista - Hermantown, MN	12,315
50,409 sq. ft. Ritchie Medical Plaza - St. Paul, MN	10,750
54,971 sq. ft. 2800 Medical Building - Minneapolis, MN	9,000
47,950 sq. ft. Stevens Point - Stevens Point, WI	4,215
64,342
Undeveloped Property
Stevens Point Undeveloped - Stevens Point, WI	310
Eagan Vacant Land - Eagan, MN	423
733
Total Fiscal 2006 Property Acquisitions	$93,367

2006 Annual Report 46

Index

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

Property Dispositions

During fiscal year 2006, IRET Properties disposed of 17 properties and two undeveloped properties for an aggregate sale price of $14.2 million, compared to 17 properties and one parcel of undeveloped land sold for $48.9 million in total during fiscal year 2005. Real estate assets sold by IRET during fiscal year 2006 were as follows:

	(in thousands)
Fiscal 2006 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Commercial - Office
1,600 sq. ft. Greenwood Chiropractic - Greenwood, MN	$490	$345	$145

Commercial – Retail
3,000 sq. ft. Centerville Convenience Store - Centerville, MN	340	324	16
4,800 sq. ft. East Bethel C-Store - East Bethel, MN	660	498	162
6,325 sq. ft. Lino Lake Strip Center - Lino Lakes, MN	650	462	188
8,400 sq. ft. IGH Strip Center - Inver Grove Heights, MN	1,280	940	340
46,720 sq. ft. Sleep Inn - Brooklyn Park, MN	3,350	2,990	360
7,993 sq. ft. Excelsior Strip Center - Excelsior, MN	965	891	74
3,000 sq. ft. Andover C-Store - Andover, MN	383	308	75
6,266 sq. ft. Oakdale Strip Center - Oakdale, MN	1,050	745	305
6,225 sq. ft. Rochester Auto - Rochester, MN	465	431	34
3,650 sq. ft. Lakeland C-Store - Lakeland, MN	610	436	174
2006 Annual Report 47 Index
Commercial – Retail – continue
4,000 sq. ft. Lindstrom C-Store - Lindstrom, MN	450	345	105
3,571 sq. ft. Mora C-Store - Mora, MN	380	296	84
3,000 sq. ft. Shoreview C-Store - Shoreview, MN	400	326	74
8,750 sq. ft. Blaine Strip Center - Blaine, MN	990	599	391
3,444 sq. ft. St. Louis Park Retail - St. Louis Park, MN	845	365	480
3,864 sq. ft. Mound Strip Center - Mound, MN	550	358	192

Undeveloped Property
40,000 sq. ft. Centerville Undeveloped Land - Centerville, MN	110	105	5
Andover Vacant Land - Andover, MN	230	164	66
Total Fiscal 2006 Property Dispositions	$14,198	$10,928	$3,270

Properties sold by IRET during fiscal 2005 were as follows:

	(in thousands)
Fiscal 2005 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
204-unit Ivy Club Apartments - Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums - Beulah, ND	96	96	0
36-unit Parkway Apartments - Beulah, ND	159	159	0
18-unit Dakota Arms Apartments - Minot, ND	825	566	259
100-unit Van Mall Woods Apartments - Vancouver, WA	6,900	5,625	1,275
192-unit Century Apartments - Williston, ND	4,599	2,658	1,941
18-unit Bison Apartments - Carrington, ND	215	161	54
17-unit Bison Apartments - Cooperstown, ND	185	135	50

Commercial - Office
62,585 sq. ft. Flying Cloud Building - Eden Prairie, MN	5,750	5,750	0

Commercial - Medical (assisted living facility)
97,821 sq. ft. Edgewood Vista - Minot, ND	7,210	5,676	1,534
5,100 sq. ft. Edgewood Vista - Belgrade, MT	509	433	76
5,100 sq. ft. Edgewood Vista - Columbus, NE	509	435	74
5,100 sq. ft. Edgewood Vista - Grand Island, NE	509	434	75
16,392 sq. ft. Edgewood Vista - East Grand Forks, MN	1,639	1,312	327

Commercial – Retail
30,000 sq. ft. Barnes & Noble Store - Fargo, ND	4,590	2,916	1,674
18,040 sq. ft. Petco Store - Fargo, ND	2,160	1,209	951
4,800 sq. ft. single tenant retail building (former Tom Thumb store) - Ham Lake, MN	650	518	132
Undeveloped Property
205,347 sq. ft. parcel of vacant land - Libby, MT	151	151	0
Total Fiscal 2005 Property Dispositions	$48,906	$40,304	$8,602

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

2006 Annual Report 48

Index

IRET management considers that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, is useful to investors in providing an additional perspective on IRET’s operating results.   Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time.  However, real estate asset values have historically risen or fallen with market conditions.  NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by GAAP may not reflect underlying economic realities.  Additionally, the exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets, allows IRET management and investors to better identify the operating results of the long-term assets that form the core of IRET’s investments, and assists in comparing those operating results between periods.  FFO is used by IRET’s management and investors to identify trends in occupancy rates, rental rates and operating costs.

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

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2006 increased to $46.7 million, compared to $42.3 million and $36.6 million for the fiscal years ended April 30, 2005 and 2004, respectively.

Reconciliation of Net Income to Funds From Operations

For the years ended April 30, 2006, 2005 and 2004:

	(in thousands, except per share amounts)
Fiscal Years Ended April 30,	2006				2005				2004
	Amount	Weighted Avg Shares and Units (2)		Per Share and Unit (3)	Amount	Weighted Avg Shares and Units (2)		Per Share and Unit (3)	Amount	Weighted Avg Shares and Units (2)	Per Share and Unit (3)

Net income	$11,567		$		$15,076		$		$9,440		$
Less dividends to preferred shareholders	(2,372)				(2,372)				(33)
Net income available to common shareholders	9,195	45,717.20			12,704	43,214.30			9,407	39,257.24
Adjustments:
Minority interest in earnings of unitholders	2,705	13,329			3,873	12,621			2,752	11,176
Depreciation and Amortization(1)	38,104				34,342				25,079
Gains on depreciable property sales	(3,293)				(8,605)				(600)
Funds from operations applicable to common shares and Units(4)	$46,711	59,046		$.79	$42,314	55,835		$.76	$36,638	50,433		$.73

(1) Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments; amortization; and amortization of related party costs from the Consolidated Statements of Operations, totaling $39,030, and depreciation and amortization from Discontinued Operations of $189,  less corporate-related depreciation and amortization on office equipment and other assets of $230, and less amortization of financing costs of $885, for the fiscal year ended April 30, 2006.

(2) UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3) Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

(4) In accordance with SEC and NAREIT guidance, IRET does not exclude impairment write-downs from FFO (that is, impairment charges are not added back to GAAP net income in calculating FFO). IRET recorded impairment charges of $409, $570 and $62 for the fiscal years ended April 30, 2006, 2005 and 2004, respectively. If these impairment charges are excluded from the Company's calculation of FFO, the Company's FFO per share and unit would be $.80 and $.77 for fiscal years 2006 and 2005, respectively.  FFO per share and unit for fiscal year 2004 would be unchanged.

2006 Annual Report 49

Index

Cash Distributions

The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2006, 2005, and 2004:
	Fiscal Years
Quarters	2006	2005	2004
First	$.1625	$.1605	$.1585
Second	.1630	.1610	.1590
Third	.1635	.1615	.1595
Fourth	.1640	.1620	.1600
	$.6530	$.6450	$.6370

The fiscal year 2006 cash distributions increased 1% and 3% over the cash distributions paid during fiscal year 2005 and fiscal year 2004, respectively.

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

Sources and Uses of Cash

As of April 30, 2006, the Company had three unsecured lines of credit, each in the amount of $10.0 million, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had $3.5 million outstanding under the First Western Bank credit line as of April 30, 2006, and had no outstanding borrowings on the other two lines as of April 30, 2006. Borrowings under the lines of credit bear interest based on the following for each of the lines of credit described above, respectively: (1) Wall Street Journal prime rate, or Libor plus 2.50% for periods of 90 days or more, (2) the Wall Street Journal prime rate, and (3) the Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank and First Western Bank expire September 14, 2006, and October 15, 2006, respectively.  The Company’s line of credit with First International Bank and Trust expires on December 13, 2006. The Company will seek to renew each of these three lines of credit prior to their expiration.

In February 2004, the Company filed a shelf registration statement on Form S-3 to offer for sale from time to time common shares and preferred shares. This registration statement was declared effective in April 2004. We may sell any combination of common shares and preferred shares up to an aggregate initial offering price of $150 million during the period that the registration statement remains effective. The Company did not issue any common or

2006 Annual Report 50

Index

preferred shares under this registration statement in fiscal year 2006. The Company issued 1,652 common shares under this registration statement in fiscal year 2005, for net proceeds of $15.8 million. As of April 30, 2006, the Company had available securities under this registration statement in the aggregate amount of approximately $101.5 million.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. During fiscal year 2006, 1.2 million common shares were issued under this plan, with an additional 1.1 million common shares issued during fiscal year 2005.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  Approximately 1.1 million units were issued in connection with property acquisitions during fiscal year 2006, and approximately 2.0 million units were issued in connection with property acquisitions during fiscal year 2005.

Primarily as a result of the conversion of UPREIT units and the issuance of common shares pursuant to our distribution reinvestment plan, net of fractional shares repurchased, the Company’s equity capital increased during fiscal 2006 by $15.2 million. Additionally, the equity capital of the Company was increased by $11.0 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital for the Company during fiscal year 2006 of $26.2 million.

Cash and cash equivalents on April 30, 2006 totaled $17.5 million, compared to $23.5 million and $31.7 million on the same date in 2005 and 2004, respectively. Net cash provided from operating activities increased to $48.4 million in fiscal year 2006 from $48.3 million in fiscal year 2005, due primarily to increased net income as a result of higher occupancy rates at Company properties. Net cash provided from operating activities increased to $46.7 million in fiscal year 2005 from $28.7 million in fiscal year 2004, due primarily to increased net income and increase in the non-cash item depreciation and amortization.

Net cash used in investing activities increased to $82.6 million in fiscal year 2006, from $70.4 million in fiscal year 2005. Net cash used in investing activities was $140.3 million in fiscal year 2004. The increase in net cash used in investing activities in fiscal year 2006 compared to fiscal year 2005 was primarily a result of fewer proceeds from sales of properties. Net cash provided from financing activities also increased to $28.2 million during fiscal year 2006, from $14.0 million during fiscal year 2005, due primarily to an increase in proceeds received from mortgage borrowings and refinancings. Net cash provided from financing activities also decreased to $14.0 million during fiscal year 2005 from $122.7 million during fiscal year 2004 due to fewer offerings of equity securities compared to the previous year.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $765.9 million on April 30, 2006, due to the acquisition of new investment properties, from $708.6 million on April 30, 2005. Approximately 96.8% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2006, the weighted average rate of interest on the Company’s mortgage debt was 6.03%, compared to 6.08% on April 30, 2005.

Notes Payable. As of April 30, 2006, the Company had $3.5 million outstanding under its unsecured credit line with First Western Bank and Trust, Minot, N.D.  The Company had no amounts outstanding under its credit lines as of April 30, 2005.

Mortgage Loans Receivable. Mortgage loans receivable decreased to $0.4 million at April 30, 2006, from $0.6 million at April 30, 2005.

Real Estate Owned. Real estate owned increased to $1,269.4 million at April 30, 2006, from $1,179.9 million at April 30, 2005. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described in the “Property Acquisitions” and “Property Dispositions” subsections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2006 Annual Report 51

Index

Investment Certificates. We discontinued the issuance of investment certificates in April 2002. As of April 30, 2006, $2.5 million of such certificates were outstanding.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2006, totaled $17.5 million, compared to $23.5 million on April 30, 2005. The decrease in cash on hand on April 30, 2006, as compared to April 30, 2005, was due primarily to fewer proceeds from the issuance of common stock.

Marketable Securities. During fiscal year 2006, IRET decreased its investment in marketable securities classified as available-for-sale to $2.4 million on April 30, 2006, from $2.5 million on April 30, 2005. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership increased to 13.7 million units on April 30, 2006, compared to 13.1 million units outstanding on April 30, 2005. The increase in units outstanding at April 30, 2006 as compared to April 30, 2005, resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of units converted to shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2006 totaled 46.9 million compared to 45.2 million common shares outstanding on April 30, 2005. This increase in common shares outstanding from April 30, 2005, to April 30, 2006, was primarily due to the issuance of common shares pursuant to our distribution reinvestment plan. Preferred shares of beneficial interest outstanding on April 30, 2006 and 2005 totaled 1.15 million.

Contractual Obligations and Other Commitments

The primary contractual obligations of the Company relate to its borrowings under its three lines of credit and mortgage notes payable. The Company had $3.5 million outstanding under its lines of credit at April 30, 2006. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2006, are included in the table below as “long-term debt.” The other debt category consists of two unsecured promissory notes for leasehold improvements at two of our properties, Southdale Medical Center in Edina, Minnesota, and the Wells Fargo Building in St. Cloud, Minnesota.

The Company has sold investment certificates to the public, with interest rates varying from 6.5% to 9.0% per annum. The sales of these investment certificates has been discontinued and the outstanding certificates will be redeemed as they mature. Amounts due with respect to these investment certificates are reflected in the “Investment Certificates” category below.

As of April 30, 2006, the Company is a tenant under operating ground leases on seven of its properties. The Company pays a total of approximately $309,000 per year in rent under these ground leases, which have terms ranging from 7 to 90 years, and expiration dates ranging from July 2012 to April 2095.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant contractual obligations as of April 30, 2006, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in this category are costs for construction and expansion projects and capital improvements at the Company’s properties. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

2006 Annual Report 52

Index

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,120,952	$74,116	$180,587	$281,513	$584,736
Investment Certificates	$2,451	$2,440	$11	$0	$0
Operating Lease Obligations	$19,247	$309	$618	$618	$17,702
Purchase Obligations	$11,918	$11,100	$818	$0	$0

Off-Balance-Sheet Arrangements

As of April 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 30, 2006, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2006. On July 3, 2006, the Company paid a distribution of 16.45 cents per share on the Company’s common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 16, 2006. This distribution represented an increase of .05 cents or .3% over the previous regular quarterly distribution of 16.40 cents per common share/unit paid April 3, 2006.

Closed and Pending Acquisitions.  Subsequent to its April 30, 2006 fiscal year end, the Company closed on its acquisition of a small retail property in Minot, North Dakota, for a purchase price of approximately $625,000.  Additionally, subsequent to its April 30, 2006 fiscal year end, the Company announced that it has signed an agreement to acquire an office portfolio comprised of nine properties, consisting of 15 buildings totaling 936,320 rentable square feet, for $140.8 million (including the assumption of existing debt on the portfolio) from subsidiaries of Omaha-based Magnum Resources, Inc., a real estate services and investment firm founded by W. David Scott. The acquisition price will be funded with the issuance of up to approximately $60 million of limited partnership units in the Company’s operating partnership, IRET Properties. The closing of this portfolio acquisition is expected to occur on or before September 1, 2006.  However, the closing of this transaction is subject to the satisfaction of certain closing conditions, and, accordingly, no assurances can be given that the acquisition will be completed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates. Because approximately 97% of our debt, as of April 30, 2006 (96% as of April 30, 2005), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate increases during fiscal year 2006 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2006, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.

	Future Principal Payments (in thousands)
Long Term Debt	2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate	$23,027	$40,590	$42,694	$107,076	$99,186	$429,002	$741,575
Variable Rate	1,141	1,206	3,129	1,212	1,286	16,341	24,315
							$765,890
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

2006 Annual Report 53

Index

	Future Interest Payments (in thousands)
Long Term Debt	2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate	$47,874	$46,270	$42,850	$38,227	$31,129	$137,160	$343,510
Variable Rate	2,074	2,010	1,838	1,736	1,661	2,233	11,552
							$355,062
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)The weighted average interest rate on our debt as of April 30, 2006, was 6.03%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $24.3 million of variable rate indebtedness would increase our annual interest expense by $243,000.

Marketable Securities. IRET’s investments in securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. As of April 30, 2006 and 2005, IRET had approximately $2.4 million and $2.5 million, respectively, of marketable securities classified as “available-for-sale,” consisting of securities of various issuers, primarily U.S. Government, U.S. agency and corporate bonds and bank certificates of deposit, held in IRET Properties’ security deposit account with Merrill Lynch. IRET had approximately $2.3 million of securities classified as “available-for-sale” as of April 30, 2004. The values of these securities will fluctuate with changes in market interest rates.  As of April 30, 2006 and 2005 the unrealized loss recorded in other comprehensive income on these securities was $48,000 and $22,000, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures:  As of April 30, 2006, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended).  Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

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

2006 Annual Report 54

Index

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

As of April 30, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2006, is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006.

(The remainder of this page has been intentionally left blank.)

2006 Annual Report 55

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Investors Real Estate Trust and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements  as of and for the year ended April 30, 2006, of the Company and our report dated July 6, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
July 6, 2006

2006 Annual Report 56

Index

Item 9B.  Other Information

None.

PART III

Item 10. Trustees and Executive Officers of the Registrant

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference. We do not have any equity compensation plans and, accordingly, are not required to include the disclosure required by Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions

The information required by this Item will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference.

2006 Annual Report 57

Index

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

2006 Annual Report 58

Index

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

10.7    Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 12, 2005, and incorporated herein by reference.

10.8    Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

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

2006 Annual Report 59

Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 12, 2006	Investors Real Estate Trust

	By:	/s/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	July 12, 2006

/s/ Daniel L. Feist
Daniel L. Feist	Trustee & Vice Chairman	July 12, 2006

/s/ Thomas A. Wentz. Sr.
Thomas A. Wentz, Sr.	President & Chief Executive Officer (Principal Executive Officer)	July 12, 2006

/s/ Timothy P. Mihalick
Timothy P. Mihalick	Trustee, Senior Vice President & Chief Operating Officer	July 12, 2006

/s/ Thomas A. Wentz, Jr.
Thomas A. Wentz, Jr.	Trustee & Senior Vice President	July 12, 2006

/s/ Diane K. Bryantt
Diane K. Bryantt	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	July 12, 2006

/s/ John D. Stewart
John D. Stewart	Trustee	July 12, 2006

/s/ Patrick G. Jones
Patrick G. Jones	Trustee	July 12, 2006

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee	July 12, 2006

2006 Annual Report 60

Index

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
April 30, 2006, 2005 and 2004

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2006

and

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

PO Box 1988
12 South Main Street
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

2006 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................................................	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets...................................................................................................................................	F-3 – F-4
Consolidated Statements of Operations.................................................................................................................	F-5
Consolidated Statements of Shareholders’ Equity................................................................................................	F-6
Consolidated Statements of Cash Flows................................................................................................................	F-7 – F-8
Notes to Consolidated Financial Statements.........................................................................................................	F-9 – F-30
ADDITIONAL INFORMATION
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules...................	F-31
Real Estate and Accumulated Depreciation...........................................................................................................	F-32 – F-42
Investments in Mortgage Loans on Real Estate....................................................................................................	F-43

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2006 Annual Report F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Turstees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and subsidiaries (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended April 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2006 and 2005, and the results of its operations, and its cash flows for each of the three fiscal years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of April 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 6, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
July 6, 2006

2006 Annual Report F-2

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2006 and 2005

	(in thousands)
	2006	2005
ASSETS
Real estate investments
Property owned	$1,269,423	$1,179,856
Less accumulated depreciation	(148,607)	(118,512)
	1,120,816	1,061,344
Undeveloped land	5,175	5,382
Mortgage loans receivable, net of allowance	409	619
Total real estate investments	1,126,400	1,067,345
Other Assets
Cash and cash equivalents	17,485	23,538
Marketable securities - available-for-sale	2,402	2,459
Receivable arising from straight-lining of rents, net of allowance	9,474	7,213
Accounts receivable – net of allowance	2,364	1,390
Real estate deposits	1,177	2,542
Prepaid and other assets	436	1,160
Intangible assets, net of accumulated amortization	26,449	24,517
Tax, insurance, and other escrow	8,893	9,068
Property and equipment, net	1,506	2,462
Goodwill	1,441	1,441
Deferred charges and leasing costs – net	9,288	8,023
TOTAL ASSETS	$1,207,315	$1,151,158

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2006 Annual Report F-3

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
April 30, 2006 and 2005

	(in thousands)
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$24,223	$21,795
Notes payable	3,500	0
Mortgages payable	765,890	708,558
Investment certificates issued	2,451	4,636
Other	1,075	1,966
TOTAL LIABILITIES	797,139	736,955
COMMITMENTS AND CONTINGENCIES (NOTE 16)
MINORITY INTEREST IN OTHER PARTNERSHIPS	16,403	15,860
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	104,213	103,171
(13,685,522 units at April 30, 2006 and 13,114,460 units at April 30, 2005)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value,1,150,000 shares issued and outstanding at April 30, 2006 and 2005, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 46,915,352 shares outstanding at April 30, 2006, and 45,187,676 shares outstanding at April 30, 2005)	339,384	324,180
Accumulated distributions in excess of net income	(77,093)	(56,303)
Accumulated other comprehensive loss	(48)	(22)
Total shareholders’ equity	289,560	295,172
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,207,315	$1,151,158

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2006 Annual Report F-4

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2006, 2005, and 2004

	(in thousands, except per share data)
	2006	2005	2004
REVENUE
Real estate rentals	$144,349	$130,023	$111,809
Tenant reimbursement	28,450	25,193	21,021
TOTAL REVENUE	172,799	155,216	132,830
OPERATING EXPENSE
Interest	51,390	48,013	42,053
Depreciation/amortization related to real estate investments	37,413	33,491	23,706
Utilities	13,675	10,820	9,534
Maintenance	19,492	16,283	14,863
Real estate taxes	20,023	18,416	16,412
Insurance	2,707	2,603	2,823
Property management expenses	12,004	10,286	8,618
Property management expenses - related party	0	284	743
Administrative expense	3,674	3,845	2,673
Advisory and trustee services	221	103	104
Other operating expenses	1,292	1,430	1,132
Amortization related to non-real estate investments	689	372	122
Amortization of related party costs	56	58	45
Loss on impairment of real estate investment	409	0	0
TOTAL OPERATING EXPENSE	163,045	146,004	122,828
Operating income	9,754	9,212	10,002
Non-operating income	1,241	986	648
Income before minority interest and discontinued operations and gain on sale of other investments	10,995	10,198	10,650
Gain on sale of other investments	23	3	158
Minority interest portion of operating partnership income	(1,863)	(1,801)	(2,274)
Minority interest portion of other partnerships’ income	(484)	(379)	(757)
Income from continuing operations	8,671	8,021	7,777
Discontinued operations, net	2,896	7,055	1,663
NET INCOME	11,567	15,076	9,440
Dividends to preferred shareholders	(2,372)	(2,372)	(33)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$9,195	$12,704	$9,407
Earnings per common share from continuing operations	$.14	$.13	$.20
Earnings per common share from discontinued operations	.06	.17	.04
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.20	$.30	$.24

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2006 Annual Report F-5

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended April 30, 2006, 2005, and 2004

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPRE- HENSIVE (LOSS)	TOTAL SHARE- HOLDERS’ EQUITY
BALANCE May 1, 2003	0	$0	36,166	$240,645	$(25,884)	$0	$214,761
Comprehensive Income
Net income					9,440		9,440
Unrealized loss for the period on securities available-for-sale						(31)	(31)
Total comprehensive income							$9,409
Distributions - common shares					(24,606)		(24,606)
Distributions - preferred shares					(33)		(33)
Distribution reinvestment plan			1,067	10,157			10,157
Sale of shares	1,150	27,343	4,068	38,307			65,650
Redemption of units for common shares			393	3,303			3,303
Fractional shares repurchased			(1)	(12)			(12)
BALANCE APRIL 30, 2004	1,150	27,343	41,693	292,400	(41,083)	(31)	278,629
Comprehensive Income
Net income					15,076		15,076
Unrealized gain for the period on securities available- for-sale						9	9
Total comprehensive income							$15,085
Distributions - common shares					(27,892)		(27,892)
Distributions - preferred shares					(2,404)		(2,404)
Distribution reinvestment plan			1,146	10,738			10,738
Sale of shares		(26)	1,652	15,774			15,748
Redemption of units for common shares			701	5,306			5,306
Fractional shares repurchased			(4)	(38)			(38)
BALANCE APRIL 30, 2005	1,150	27,317	45,188	324,180	(56,303)	(22)	295,172
Comprehensive Income
Net income					11,567		11,567
Unrealized gain for the period on securities available- for-sale						(26)	(26)
Total comprehensive income							$11,541
Distributions - common shares					(29,985)		(29,985)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,213	11,076			11,076
Sale of shares			15	139			139
Redemption of units for common shares			501	4,006			4,006
Fractional shares repurchased			(2)	(17)			(17)
BALANCE APRIL 30, 2006	1,150	$27,317	46,915	$339,384	$(77,093)	$(48)	$289,560

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2006 Annual Report F-6

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2006, 2005, and 2004

	(in thousands)
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,567	$15,076	$9,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,219	35,803	26,034
Minority interest portion of income	3,189	4,252	3,509
Gain on sale of real estate, land and other investments	(3,293)	(8,605)	(662)
Interest reinvested in investment certificates	127	243	303
Loss on impairment of real estate investment	409	570	62
Bad debt expense, net of recoveries	167	359	360
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(2,261)	(1,314)	(1,731)
(Increase) decrease in accounts receivable	(1,137)	457	(1,183)
Decrease (increase) in prepaid and other assets	724	1,517	(2,746)
Decrease (increase) in tax, insurance and other escrow	175	2,233	(3,098)
Increase in deferred charges and leasing costs	(2,914)	(2,921)	(2,426)
Increase in accounts payable, accrued expenses and other liabilities	2,428	611	3,469
Net cash provided by operating activities	48,400	48,281	31,331
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	174	0	2,500
Proceeds/payments of real estate deposits	1,365	(975)	(2,604)
Principal proceeds on mortgage loans receivable	210	4,274	3,232
Investment in mortgage loans receivable	0	0	(6,625)
Purchase of marketable securities - available-for-sale	(57)	(35)	(4,867)
Proceeds from sale of real estate, land and investments	13,480	47,877	3,743
Payments for acquisitions and improvement of real estate investments	(97,810)	(121,544)	(135,658)
Net cash used by investing activities	(82,638)	(70,403)	(140,279)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issuance costs	139	15,742	38,307
Proceeds from sale of preferred shares, net of issuance costs	0	(26)	27,343
Proceeds from mortgages payable	80,276	115,460	130,191
Proceeds from minority partner Brenwood/Dixon	248	161	0
Proceeds from notes payable	3,500	13	49,988
Repurchase of fractional shares and minority interest units	(17)	(38)	(12)
Distributions paid to common shareholders, net of reinvestment	(19,649)	(17,923)	(15,173)
Distributions paid to preferred shareholders	(2,372)	(2,207)	(33)
Distributions paid to unitholders of operating partnership	(7,881)	(7,318)	(6,330)
Distributions paid to other minority partners	(189)	(1,064)	(1,555)
Redemption of investment certificates	(2,312)	(2,682)	(2,264)
Principal payments on mortgages payable	(23,482)	(61,097)	(62,125)
Principal payments on notes payable and other debt	(76)	(25,065)	(35,649)
Net cash provided by financing activities	28,185	13,956	122,688
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(6,053)	(8,166)	13,740
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	23,538	31,704	17,964
CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,485	$23,538	$31,704

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2006 Annual Report F-7

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2006, 2005, and 2004

	(in thousands)
	2006	2005	2004
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$10,336	$9,969	$9,433
UPREIT distribution reinvestment plan	741	769	724
Preferred dividends payable	0	197	33
Property acquired through issue of shares	0	32	0
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	0	21,071	25,660
Mortgage loan receivable transferred to other assets	0	0	158
Mortgage loan receivable from sale of property	0	0	475
Other assets acquired	129	134	0
Other debt reclassified to mortgage payable	539	0	0
Assets acquired through the issuance of minority interest units in the operating partnership	10,898	20,071	19,851
Minority partner interest	0	0	2,701
Operating partnership units converted to shares	4,006	5,306	3,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on mortgages	$49,900	$46,647	$41,197
Interest on investment certificates	231	254	376
Interest on margin account and other	100	370	991
	$50,231	$47,271	$42,564

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2006 Annual Report F-8

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006, 2005, and 2004

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Georgia, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of April 30, 2006, IRET owned 66 multi-family residential properties with approximately 8,648 apartment units and 145 commercial properties, consisting of office, medical, industrial and retail properties, totaling approximately 8.7 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 77.4% as of April 30, 2006, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations with minority interests reflecting the minority partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, Exchanges of Nonmonetary Assets - Amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.”  SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.

2006 Annual Report F-9

NOTE 2 • continued

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Asset Retirement Obligations. FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 became effective in the Company’s fiscal quarter ended April 30, 2006. Certain of the Company’s real estate assets contain asbestos, lead and/or underground fuel tanks.  Although these materials are appropriately contained, in accordance with current environmental regulations, the Company’s practice is to remediate asbestos and lead upon the renovation or redevelopment of its properties, if such renovation or redevelopment would disturb the contained materials, and to remove underground fuel tanks if they are no longer in use. The majority of the Company’s real estate assets containing asbestos, lead and/or underground fuel tanks are not currently slated for renovation, redevelopment or fuel tank removal and, accordingly, the Company has determined that at this time there is not sufficient information available to reasonably estimate the fair value of the liability  The costs associated with asbestos, lead and/or underground fuel tank abatement or removal for those few properties which IRET does have current plans to renovate, demolish or sell have been estimated by IRET and are immaterial, individually and in the aggregate.  Accordingly, the adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Company believes that the adoption of this standard will not have a material effect on its consolidated financial statements.

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

REAL ESTATE INVESTMENTS

Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Acquisitions of real estate investments are recorded based upon preliminary allocations of the purchase price which are subject to adjustment as additional information is obtained, but in no case more than one year after the date of acquisition. The Company allocates the purchase price to the fair value of the tangible and intangible assets of an acquired property (which includes the land, building, and personal property) which are determined by valuing the property as if it were vacant and to fair value of the intangible assets (which include in-place leases.) The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis, independent appraisals, and reference to recent sales of comparables. A land value is assigned based on the purchase price if land is acquired separately or based on estimated market value if acquired in a merger or in a single or portfolio acquisition.

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

2006 Annual Report F-10

NOTE 2 • continued

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset.

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

The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, retroactive reclassifications that change prior year numbers have been made.

IDENTIFIED INTANGIBLE ASSETS AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets that are determined to have finite lives based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the real estate property acquired (generally the life of the lease).  In fiscal years 2006 and 2005, the Company added $6,898,000 and $15,779,000 of new intangible assets, respectively (net of amortization expense of $1,366,000 and $3,503,000) all of which were classified as in-place leases. The weighted average life of these intangibles are 6.1 years for fiscal 2006 and 5.5 years for fiscal year 2005.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

2006 Annual Report F-11

NOTE 2 • continued

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

As of April 30, 2006 and 2005, respectively, the net carrying amounts of the Company’s identified intangible assets, were $26,449,000 and $24,517,000 (net of accumulated amortization of $14,718,000 and $7,724,000), respectively. The estimated annual amortization of the Company’s identified intangible assets for each of the five succeeding years is as follows:

Year Ended April 30,	(in thousands)
2007	$6,950
2008	5,536
2009	3,418
2010	2,578
2011	1,839

Goodwill of $1,645,000 was recorded by the Company in July 2000 from the purchase of the Company’s former advisor, Odell-Wentz & Associates LLC. Prior to its adoption of SFAS No. 142, the Company elected to amortize the goodwill over a fifteen-year period. Following adoption of SFAS No. 142 on May 1, 2002, the Company ceased amortization and annually reviews the fair market value of the asset, the carrying amount of which was $1,441,000 as of April 30, 2006 and 2005, for impairment. The annual reviews for years ended April 30, 2006 and 2005 indicated no impairment.

PROPERTY AND EQUIPMENT

Property and equipment consists of the administrative office buildings and equipment contained at IRET’s headquarters in Minot, North Dakota, and other locations in Minneapolis, Minnesota. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2006 and 2005, the cost was $1.5 million and $2.5 million, respectively. Accumulated depreciation was $0.9 million and $0.7 million as of April 30, 2006 and 2005, respectively.

MORTGAGE LOANS RECEIVABLE

The mortgage loan receivable is stated at the outstanding principal balance, net of an allowance for uncollectibility. Interest income is accrued and reflected in the balance. Non-performing loans are recognized as impaired in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether the loan is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. An allowance is recorded to reduce impaired loans to their estimated fair value. Interest on impaired loans is recognized on a cash basis.

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

2006 Annual Report F-12

NOTE 2 • continued

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2006, 2005 and 2004 is as follows:

	(in thousands)
	2006	2005	2004
Balance at beginning of year	$725	$475	$115
Provision	230	438	360
Write-off	(230)	(188)	0
Balance at close of year	$725	$725	$475

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

DEFERRED LEASING AND LOAN ACQUISITION COSTS

Costs and commissions incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining long-term financing are amortized over the life of the loan and charged to interest expense over the terms of the related debt agreements.

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

2006 Annual Report F-13

NOTE 2 • continued

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, retroactive reclassifications that change prior year numbers have been made.

NOTE 3 • CREDIT RISK

The Company is potentially exposed to credit risk in respect of cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

2006 Annual Report F-14

NOTE 3 • continued

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

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation of $1,120.8 million and $1,061.3 million as of April 30, 2006, and April 30, 2005, respectively.

Construction period interest of $21,058, $137,591, and $148,922, has been capitalized for the years ended April 30, 2006, 2005, and 2004, respectively.

The future minimum lease proceeds to be received under leases for commercial properties as of April 30, 2006, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2007	$67,325
2008	60,714
2009	52,840
2010	46,354
2011	36,095
Thereafter	179,057
$442,385

During fiscal 2006, the Company incurred a loss of $409,000 due to impairment of two properties. For the year ended April 30, 2005, the Company incurred a loss of $570,000 due to impairment on one property.  For the year ended April 20, 2004, the Company incurred a loss of $62,000 due to impairment on one property. The 2005 and 2004 impairment losses were related to properties held for sale; accordingly such losses are included in discontinued operations (Note 13).

NOTE 5 • MORTGAGE LOAN RECEIVABLE - NET

The mortgage loan receivable consists of one loan that is collateralized by real estate. The interest rate on this loan is 6.0% and this mortgage loan receivable matures in 2010. Future principal payments due under this mortgage loan as of April 30, 2006, are as follows:

Year Ended April 30,	(in thousands)
2007	$23
2008	24
2009	25
2010	362

Less allowance for doubtful accounts	(25)
$409

There were no non-performing mortgage loan receivables as of April 30, 2006, and 2005.

2006 Annual Report F-15

NOTE 6 • MARKETABLE SECURITIES

The amortized cost and fair value (estimated market values) of marketable securities available-for-sale at April 30, 2006 and 2005 are as follows. These marketable securities are securities of various issuers, primarily U.S. government, U.S. agency and corporate bonds, held in IRET Properties’ security deposit account with Merrill Lynch:

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2006
US Government & Agency Debt Securities	$196	$0	$6	$190
Agency MBS	779	0	30	749
Corporate Bonds	553	0	12	541
Bank Certificates of Deposit	875	0	0	875
Other	47	0	0	47
	$2,450	$0	$48	$2,402

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2005
US Government & Agency Debt Securities	$159	$0	$4	$155
Agency MBS	777	0	13	764
Corporate Bonds	570	0	5	565
Bank Certificates of Deposit	869	0	0	869
Other	106	0	0	106
	$2,481	$0	$22	$2,459

As of April 30, 2006, the investment in Marketable Securities, at cost, will mature as follows:

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
US Government & Agency Debt Securities	$196	$0	$77	$80	$39
Agency MBS	779	0	126	75	578
Corporate Bonds	553	51	414	88	0
Bank Certificates of Deposit	875	875	0	0	0
Other	47	0	0	0	0
Total	$2,450	$973	$617	$243	$617

There were no realized gains or losses on sales of securities available-for-sale for the fiscal years ended April 30, 2006, 2005 and 2004. None of the securities with an unrealized loss at April 30, 2006 are considered to be other-than-temporarily impaired.

2006 Annual Report F-16

NOTE 7 • NOTES PAYABLE AND OTHER DEBT

IRET has lines of credit with three financial institutions as of April 30, 2006. Interest payments on outstanding borrowings are due monthly. These credit facilities are summarized in the following table:

	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2006	Amount Outstanding as of April 30, 2005	Applicable Interest Rate as of April 30, 2006	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2006

Lines of Credit
First Western Bank & Trust	$10,000	$3,500	$0	7.75%	10/15/06	5.29%
First Int’l Bank & Trust	10,000	0	0	7.75%	12/13/06	5.75%
Bremer Bank	10,000	0	0	7.75%	9/14/06	5.67%

Total	$30,000	$3,500	$0

The three lines of credit bear interest at a variable interest rate tied to the prime lending rate as published in the Wall Street Journal (in the case of the First Western Bank & Trust and First International Bank & Trust credit facilities) and the New York Prime as published in the Wall Street Journal, or Libor plus 2.5% for periods of 90 days or more (in respect of the Bremer Bank credit facility).

NOTE 8 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. Interest rates on mortgages payable range from 4.46% to 8.25%, and the mortgages have varying maturity dates from January 1, 2007, through August 1, 2036.

Of the mortgages payable, the balances of fixed rate mortgages totaled $741.6 million and $681.5 million, and the balances of variable rate mortgages totaled $24.3 million and $27.0 million as of April 30, 2006, and 2005, respectively. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2006, the weighted average rate of interest on the Company’s mortgage debt was 6.03%, compared to 6.08% on April 30, 2005. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2006, is as follows:

Year Ended April 30,	(in thousands)
2007	$24,168
2008	41,796
2009	45,823
2010	108,288
2011	100,472
Later Years	445,343
Total payments	$765,890

NOTE 9 • INVESTMENT CERTIFICATES ISSUED

IRET has sold unsecured investment certificates to the public. The fixed interest rates vary from 6.5% to 9.0% per annum, depending on the term of the security. Interest is paid annually, semiannually, or quarterly on the anniversary date of issuance. IRET has discontinued the sale of investment certificates and the outstanding certificates will be redeemed at maturity as follows:

Year Ended April 30,	(in thousands)
2007	$2,440
2008	0
2009	11
$2,451

2006 Annual Report F-17

NOTE 10 • TRANSACTIONS WITH RELATED PARTIES

PROPERTY MANAGEMENT SERVICES

In fiscal 2006 and 2005, the Company paid management fees to Hoyt Properties in the amount of $641,046 and $682,286, respectively, a portion of which was reimbursed by tenants. Additionally, during those same periods, the Company paid leasing commissions to Hoyt Properties in the amount of $172,875 and $49,309, respectively.  Hoyt Properties is owned by Steven B. Hoyt, a former member of the Company’s Board of Trustees.  Mr. Hoyt resigned from the Company’s Board of Trustees on September 21, 2004 at the expiration of his term of office.

PROPERTY ACQUISITIONS

During fiscal year 2005, the Company acquired four office/warehouse buildings from a limited liability company in which Steven Hoyt was a member.  The Company closed on its purchase of these buildings, the Plymouth I, II and III office buildings in Plymouth, Minnesota, and the Northgate I office building in Maple Grove, Minnesota, on June 30, 2004.  At the time of the transaction, Mr. Hoyt was a trustee of the Company.  The buildings together contain approximately 157,935 square feet.  The Company paid approximately $14,000,000 for these properties, excluding closing costs.  Of the $14,000,000 purchase price, $13,900,000 was paid in cash, and the remainder was paid through the issuance to the sellers of 10,000 Units valued at $10 per Unit. Independent appraisals were obtained by the Company for this property acquisition, and the purchase price was based on the results of these appraisals.

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

The Company paid no fees to Mr. Decker or to D.A. Davidson during fiscal years 2006 and 2005.

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

PURCHASE OPTION

On February 1, 2003, the Company entered into a merger agreement with the T. F. James Company. As part of the merger agreement, two affiliated entities of the T. F. James Company were granted the right to purchase certain real property acquired by the Company as a result of the merger. Charles Wm. James, a former executive officer of the Company and a former member of the Company’s Board of Trustees, has an ownership interest in these entities.  Under the terms of the agreement, one of the entities had the option, but not the obligation, to purchase a commercial strip mall located in Excelsior, Minnesota, for the price the Company paid to acquire the property, plus an annual Consumer Price Index increase.  This option was exercised during the fourth quarter of fiscal year 2006, and Mr. James resigned from the Company’s Board of Trustees.

2006 Annual Report F-18

NOTE 10 • continued

VEHICLE PURCHASES

During fiscal year 2005, the Company purchased four vehicles from Fisher Motors, Inc., an automobile dealership wholly-owned by John D. Stewart, a member of the Company’s Board of Trustees.  The Company paid approximately $100,000 for these four vehicles, which were purchased for the use of Company employees, including the Company’s Chief Operating Officer. The Company purchased no vehicles from Fisher Motors during fiscal years 2006 and 2004.

BANKING SERVICES

The Company maintains an unsecured line of credit with First International Bank and Trust, Watford City, N.D.  In December 2005, the amount available to be borrowed under this line of credit was increased to $10 million from $5 million.  During fiscal year 2006, IRET's interest charges were $14,167 for borrowings under the First International line of credit.  In addition, IRET maintains a number of checking accounts with First International.  During fiscal year 2006, IRET paid less than $500 in total in various wire transfer and other fees charged on these checking accounts.  Interest and fees paid on the First International line of credit and checking accounts totaled $543 in fiscal year 2005, and $48,793 in fiscal year 2004.  Steven L. Stenehjem, a member of the Company’s Board of Trustees and the Chairman of the Company’s Audit Committee, is the President and Chief Executive Officer of First International, and the bank is owned by Mr. Stenehjem and members of his family.

NOTE 11 • ACQUISITIONS AND DISPOSITIONS IN FISCAL YEARS 2006 AND 2005

PROPERTY ACQUISITIONS

IRET Properties paid approximately $93.4 million for real estate properties added to its portfolio during fiscal 2006, compared to $146.4 million paid in fiscal 2005. The fiscal 2006 and 2005 additions are detailed below.

Fiscal 2006 (May 1, 2005 to April 30, 2006)

(in thousands)
Fiscal 2006 Acquisitions	Purchase Price
Multi-Family Residential
36-unit Legacy 7 - Grand Forks, ND	$2,445
2,445
Commercial Property—Office
15,594 sq. ft. Spring Valley IV Office Building - Omaha, NE	1,250
23,913 sq. ft. Spring Valley V Office Building - Omaha, NE	1,375
24,000 sq. ft. Spring Valley X Office Building - Omaha, NE	1,275
24,000 sq. ft. Spring Valley XI Office Building - Omaha, NE	1,250
30,000 sq. ft. Brook Valley I Office Building - La Vista, NE	2,100
146,087 sq. ft. Northpark Corporate Center - Arden Hills, MN	18,597
25,847
Commercial Property—Medical (including assisted living)
74,112 sq. ft. Edgewood Vista - Bismarck, ND	10,750
60,161 sq. ft. Edgewood Vista - Spearfish, SD	6,687
82,535 sq. ft. Edgewood Vista - Brainerd, MN	10,625
160,485 sq. ft. Edgewood Vista - Hermantown, MN	12,315
50,409 sq. ft. Ritchie Medical Plaza - St. Paul, MN	10,750
54,971 sq. ft. 2800 Medical Building - Minneapolis, MN	9,000
47,950 sq. ft. Stevens Point - Stevens Point, WI	4,215
64,342
Undeveloped Property
Stevens Point Undeveloped - Stevens Point, WI	310
Eagan Vacant Land - Eagan, MN	423
733
Total Fiscal 2006 Property Acquisitions	$93,367

2006 Annual Report F-19

NOTE 11 • continued

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

PROPERTY DISPOSITIONS

During fiscal year 2006, IRET Properties disposed of 17 properties and two undeveloped properties for an aggregate sale price of $14.2 million, compared to 17 properties and one parcel of undeveloped land sold for $48.9 million in total during fiscal year 2005. Real estate assets sold by IRET during fiscal 2006 were as follows:

	(in thousands)
Fiscal 2006 Dispositions	Sales Price	Book Value and Sales Cost	Gain
Commercial - Office
1,600 sq. ft. Greenwood Chiropractic - Greenwood, MN	$490	$345	$145

Commercial – Retail
3,000 sq. ft. Centerville Convenience Store - Centerville, MN	340	324	16
4,800 sq. ft. East Bethel C-Store - East Bethel, MN	660	498	162
6,325 sq. ft. Lino Lake Strip Center - Lino Lakes, MN	650	462	188
8,400 sq. ft. IGH Strip Center - Inver Grove Heights, MN	1,280	940	340
46,720 sq. ft. Sleep Inn - Brooklyn Park, MN	3,350	2,990	360
7,993 sq. ft. Excelsior Strip Center - Excelsior, MN	965	891	74
3,000 sq. ft. Andover C-Store Andover, MN	383	308	75
6,266 sq. ft. Oakdale Strip Center - Oakdale, MN	1,050	745	305
2006 Annual Report F-20 Table of Contents
Commercial – Retail - continued
6,225 sq. ft. Rochester Auto - Rochester, MN	465	431	34
3,650 sq. ft. Lakeland C-Store - Lakeland, MN	610	436	174
4,000 sq. ft. Lindstrom C-Store - Lindstrom, MN	450	345	105
3,571 sq. ft. Mora C-Store - Mora, MN	380	296	84
3,000 sq. ft. Shoreview C-Store - Shoreview, MN	400	326	74
8,750 sq. ft. Blaine Strip Center - - Blaine, MN	990	599	391
3,444 sq. ft. St. Louis Park Retail - St. Louis Park, MN	845	365	480
3,864 sq. ft. Mound Strip Center - Mound, MN	550	358	192

Undeveloped Property
40,000 sq. ft. Centerville Undeveloped Land - Centerville, MN	110	105	5
Andover Vacant Land - Andover, MN	230	164	66
Total Fiscal 2006 Property Dispositions	$14,198	$10,928	$3,270

Properties sold by IRET during fiscal 2005 were as follows:

	(in thousands)
2005 Dispositions	Sales Price	Book Value and Sales Cost	Gain
Multi-Family Residential
204-unit Ivy Club Apartments - Vancouver, WA	$12,250	$12,070	$180
26-unit Beulah Condominiums - Beulah, ND	96	96	0
36-unit Parkway Apartments - Beulah, ND	159	159	0
18-unit Dakota Arms Apartments - Minot, ND	825	566	259
100-unit Van Mall Woods Apartments - Vancouver, WA	6,900	5,625	1,275
192-unit Century Apartments - Williston, ND	4,599	2,658	1,941
18-unit Bison Apartments - Carrington, ND	215	161	54
17-unit Bison Apartments - Cooperstown, ND	185	135	50

Commercial – Office
62,585 sq. ft. Flying Cloud Building – Eden Prairie, MN	5,750	5,750	0

Commercial - Medical (assisted living facility)
97,821 sq. ft. Edgewood Vista - Minot, ND	7,210	5,676	1,534
5,100 sq. ft. Edgewood Vista - Belgrade, MT	509	433	76
5,100 sq. ft. Edgewood Vista - Columbus, NE	509	435	74
5,100 sq. ft. Edgewood Vista - Grand Island, NE	509	434	75
16,392 sq. ft. Edgewood Vista - East Grand Forks, MN	1,639	1,312	327

Commercial – Retail
30,000 sq. ft. Barnes & Noble Store - Fargo, ND	4,590	2,916	1,674
18,040 sq. ft. Petco Store - Fargo, ND	2,160	1,209	951
4,800 sq. ft. single tenant retail building (former Tom Thumb store) - Ham Lake, MN	650	518	132

Undeveloped Property
205,347 sq. ft. parcel of vacant land - Libby, MT	151	151	0
Total Fiscal 2005 Property Dispositions	$48,906	$40,304	$8,602

2006 Annual Report F-21

NOTE 12 • OPERATING SEGMENTS

IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment.  Each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments, and meets the aggregation criteria under SFAS No. 131. IRET reports its results in five segments: multi-family residential properties, and commercial office, medical (including assisted living facilities), industrial (including miscellaneous commercial properties) and retail properties.  The revenues, profit (loss) and assets for these reportable segments are summarized as follows, as of and for the fiscal years ended April 30, 2006, 2005 and 2004, along with reconciliations to the consolidated financial statements:

Year Ended April 30, 2006

(in thousands)
Multi-Family Residential		Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real Estate Revenue	$63,363	$57,523	$32,184	$6,372	$13,357	$172,799
Expenses
Mortgage interest	18,373	14,777	10,608	2,240	4,155	50,153
Depreciation related to real estate investments	11,614	14,319	7,065	1,551	2,634	37,183
Utilities	6,757	4,812	1,600	91	415	13,675
Maintenance	8,069	7,590	2,471	201	1,161	19,492
Real estate taxes	7,142	8,028	2,283	771	1,799	20,023
Insurance	1,432	707	298	81	189	2,707
Property management	7,185	2,489	1,662	108	560	12,004
Total segment expense	60,572	52,722	25,987	5,043	10,913	155,237
Segment operating profit	$2,791	$4,801	$6,197	$1,329	$2,444	17,562
Reconciliation to consolidated operations:
Interest discounts and fee revenue						1,241
Amortization and other interest expense						(1,237)
Depreciation – furniture and fixtures						(230)
Administrative, advisory and trustee fees						(3,895)
Operating expenses						(1,292)
Amortization related to non-real estate investments and related party costs						(745)
Loss on impairment (commercial-retail segment)						(409)
Income before minority interest and discontinued operations and gain on sale of other investments						$10,995

2006 Annual Report F-22

NOTE 12 • continued

Year Ended April 30, 2005

(in thousands)
Multi-Family Residential		Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real Estate Revenue	$60,207	$48,604	$25,794	$6,459	$14,152	$155,216
Expenses
Mortgage interest	18,247	12,715	8,923	2,302	3,917	46,104
Depreciation related to real estate investments	11,075	12,780	5,305	1,523	2,608	33,291
Utilities	5,832	3,386	1,142	60	400	10,820
Maintenance	6,928	6,312	1,870	185	988	16,283
Real estate taxes	7,057	7,153	1,616	797	1,793	18,416
Insurance	1,521	537	277	78	190	2,603
Property management	6,805	2,100	1,273	104	288	10,570
Total segment expense	57,465	44,983	20,406	5,049	10,184	138,087
Segment operating profit	$2,742	$3,621	$5,388	$1,410	$3,968	17,129
Reconciliation to consolidated operations:
Interest discounts and fee revenue						986
Amortization and other interest expense						(1,909)
Depreciation – furniture and fixtures						(200)
Administrative, advisory and trustee fees						(3,948)
Operating expenses						(1,430)
Amortization related to non-real estate investments and related party costs						(430)
Income before minority interest and discontinued operations and gain on sale of other investments						$10,198

Year Ended April 30, 2004

(in thousands)
Multi-Family Residential		Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real Estate Revenue	$59,294	$39,874	$15,876	$6,634	$11,152	$132,830
Expenses
Mortgage interest	17,647	11,001	5,841	2,092	3,164	39,745
Depreciation related to real estate investments	10,310	7,129	2,977	1,253	1,874	23,543
Utilities	5,667	2,768	775	49	275	9,534
Maintenance	6,829	5,646	1,451	202	735	14,863
Real estate taxes	6,675	5,745	1,491	768	1,733	16,412
Insurance	2,001	450	149	66	157	2,823
Property management	6,225	1,764	1,156	98	118	9,361
Total segment expense	55,354	34,503	13,840	4,528	8,056	116,281
Segment operating profit	$3,940	$5,371	$2,036	$2,106	$3,096	16,549
Reconciliation to consolidated operations:
Interest discounts and fee revenue						648
Amortization and other interest expense						(2,308)
Depreciation – furniture and fixtures						(163)
Administrative, advisory and trustee fees						(2,777)
Operating expenses						(1,132)
Amortization related to non-real estate investments and related party costs						(167)
Income before minority interest and discontinued operations and gain on sale of other investments						$10,650

2006 Annual Report F-23

NOTE 12 • continued

Segment Assets and Accumulated Depreciation

As of April 30, 2006

	(in thousands)
	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Segment assets
Property owned	$452,251	$383,280	$263,300	$59,583	$111,009	$1,269,423
Less accumulated depreciation/amortization	(79,150)	(32,193)	(18,954)	(6,625)	(11,685)	(148,607)
Total property owned	$373,101	$351,087	$244,346	$52,958	$99,324	$1,120,816
Cash						17,485
Marketable securities						2,402
Receivables and other assets						61,028
Undeveloped land						5,175
Mortgage receivables						409
Total Assets						$1,207,315

As of April 30, 2005

	(in thousands)
	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Segment assets
Property owned	$442,109	$353,536	$205,333	$58,233	$120,645	$1,179,856
Less accumulated depreciation/amortization	(67,534)	(23,198)	(12,855)	(5,193)	(9,732)	(118,512)
Total property owned	$374,575	$330,338	$192,478	$53,040	$110,913	$1,061,344
Cash						23,538
Marketable securities						2,459
Receivables and other assets						57,816
Undeveloped land						5,382
Mortgage receivables						619
Total Assets						$1,151,158

2006 Annual Report F-24

NOTE 13 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of April 30, 2006 or 2005. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2006, 2005 and 2004.

	(in thousands)
	2006	2005	2004
REVENUE
Real Estate Rentals	$961	$3,283	$7,069
Tenant Reimbursements	226	574	508
Total Revenue	1,187	3,857	7,577
OPERATING EXPENSE
Interest	237	915	1,924
Depreciation/Amortization	175	618	1,322
Utilities	16	236	1,102
Maintenance	77	310	80
Real Estate Taxes	179	408	709
Insurance	15	50	126
Property Management Expenses	18	213	585
Operating Expense	2	5	10
Amortization of Related Party Costs	0	8	26
Loss on Impairment of Real Estate	0	570	62
Total Operating Expenses	719	3,333	5,946
Operating Income	468	524	1,631
Non-Operating Income	0	1	6
Income Before Minority Interest and Gain on Sale	468	525	1,637
Minority Interest	(842)	(2,072)	(478)
Gain on Sale of Discontinued Operations	3,270	8,602	504
Discontinued Operations, Net	$2,896	$7,055	$1,663
Segment Data
Multi-Family Residential	$0	$2,997	$270
Commercial - Office	120	(397)	58
Commercial - Medical	0	1,883	818
Commercial - Industrial	0	0	(26)
Commercial - Retail	2,725	2,572	546
Undeveloped Land	51	0	(3)
Total	$2,896	$7,055	$1,663
Property Sale Data
Sales Price	$14,197	$48,906	$3,807
Net Book Value and Sales Costs	10,927	40,304	3,303
Gain	$3,270	$8,602	$504

2006 Annual Report F-25

NOTE 14 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on diluted earnings per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2006, 2005, and 2004:

	For Years Ended April 30,
	(in thousands, except per share data)
	2006	2005	2004
NUMERATOR
Income from continuing operations	$8,671	$8,021	$7,777
Discontinued operations	2,896	7,055	1,663
Net income	11,567	15,076	9,440
Dividends to preferred shareholders	(2,372)	(2,372)	(33)
Numerator for basic earnings per share – net income available to common shareholders	9,195	12,704	9,407
Minority interest portion of operating partnership income	2,705	3,873	2,752
Numerator for diluted earnings per share	$11,900	$16,577	$12,159
DENOMINATOR
Denominator for basic earnings per share weighted average shares	45,717	43,214	39,257
Effect of dilutive securities convertible operating partnership units	13,329	12,621	11,176
Denominator for diluted earnings per share	59,046	55,835	50,433
Earnings per common share from continuing operations – basic and diluted	$.14	$.13	$.20
Earnings per common share from discontinued operations – basic and diluted	.06	.17	.04
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.20	$.30	$.24

NOTE 15 • RETIREMENT PLANS

IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401K plan. IRET’s defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed one year of service. Contributions to the profit sharing plan are at the discretion of the Company’s management. All employees over the age of 21 are immediately eligible to participate in IRET’s defined contribution 401K plan and may contribute up to maximum levels established by the I.R.S. IRET matches up to 3% of participating employees’ wages. Plan expenses to IRET for the years ended April 30, 2006, 2005, and 2004, were $217,599, $204,141, and $133,800.

NOTE 16 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2005, the Company is a tenant under operating ground leases on seven of its properties. The Company pays a total of approximately $309,000 per year in rent under these ground leases, which have terms ranging from 7 to 90 years, and expiration dates ranging from July 2012 to April 2095. The Company has renewal options for three of the seven ground leases, and rights of first offer or first refusal for the remainder.

The expected timing of Ground Lease payments as of April 30, 2006 is as follows:

Year Ended April 30, (in thousands)	Lease Payments
2007	$309
2008	309
2009	309
2010	309
2011	309
Thereafter	17,702
Total	$19,247

2006 Annual Report F-26

NOTE 16 • continued

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

Purchase Options. The Company has granted options to purchase certain IRET properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to IRET. The property cost and gross rental revenue of these properties are as follows:

	(in thousands)
Property	Property Cost	Gross Rental Revenue
		2006	2005	2004
East Grand Station - East Grand Forks, MN	$1,392	$152	$152	$152
Edgewood Vista - Bismarck, ND	10,868	653	0	0
Edgewood Vista - Brainerd, MN	10,634	645	0	0
Edgewood Vista - Duluth, MN	11,709	1,472	1,406	1,278
Edgewood Vista - Fremont, NE	552	62	59	59
Edgewood Vista - Hastings, NE	572	63	61	61
Edgewood Vista - Hermantown, MN	12,325	749	0	0
Edgewood Vista - Kalispell, MT	588	62	62	62
Edgewood Vista - Missoula, MT	962	120	120	120
Edgewood Vista - Omaha, NE	641	70	67	67
Edgewood Vista - Spearfish, SD	6,757	406	0	0
Edgewood Vista - Virginia, MN	12,182	1,320	1,320	893
Great Plains Software - Fargo, ND	15,375	1,876	1,876	1,875
Healtheast - Woodbury & Maplewood, MN	21,601	2,032	2,032	1,948
Stevens Point - Stevens Point, WI	4,215	102	0	0
Wedgewood Sweetwater - Lithia Springs, GA	4,686	512	509	502
Total	$115,059	$10,296	$7,664	$7,017

Income Guarantees. In connection with its acquisition in April 2004 of a portfolio of properties located in and near Duluth, Minnesota, the Company received from the seller of the properties a guarantee, for five years from the closing date of the acquisition, of a specified minimum amount of annual net operating income, before debt service (principal and interest payments), from two of the properties included in the portfolio.  As of April 30, 2006, the Company has recorded a receivable for payment of $340,323 under this guarantee.  Separately, in connection with its acquisition of Olympik Village Apartments, a multi-family resident property in Rochester, Minnesota, the Company received from the seller of the property a guarantee of 12.5% return on IRET’s equity or $150,000 per year whichever is greater, for a period of 24 months ending March 1, 2007. As of April 30, 2006, $145,000 was due under the Olympik Village income guarantee.

Restrictions on Taxable Dispositions.  Approximately 122 of our properties, consisting of approximately 4.4 million square feet of our combined commercial segments properties and 3,957 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $550 million at April 30, 2006.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale.  Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

2006 Annual Report F-27

NOTE 16 • continued

from the acquisition in connection with the above potential obligation because the probability of our unaffiliated partner requiring us to buy their interest is not currently determinable, and we are unable to estimate the amount of the payment required for that purpose.

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects. As of April 30, 2006, IRET’s funding commitments included the following:

Walgreen Construction:  The Company is obligated under a lease agreement signed during the second quarter of fiscal year 2006 to construct a new, free-standing retail store for Walgreen Co. in Weston, Wisconsin, which Walgreen will then lease from the Company.  Construction of this building is substantially complete, with approximately $775,000 of the total project cost of $2,200,000 remaining to be paid.

Stevens Point Assisted Living:  During fiscal year 2006 IRET purchased an existing senior housing complex and adjoining vacant parcel of land in Stevens Point, Wisconsin.  IRET is committed to fund construction of an expansion to the existing facility on the adjoining parcel of land, to be leased to the tenant of the existing senior housing complex.  The construction costs to be paid by IRET are capped at approximately $10.5 million.  IRET expects construction on this project to begin in the first quarter of IRET’s fiscal year 2007.

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

Pending Dispositions. As of or subsequent to April 30, 2006, the Company signed separate agreements to sell five small retail properties and one single-tenant office building for sale prices ranging from $190,000 to $1.5 million, and totaling approximately $2.9 million.  These properties are among approximately 30 small retail properties, primarily convenience store and gas station properties, that the Company identified as possible candidates for sale.  The sales of 14 of these 30 properties closed during fiscal year 2006.  These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be consummated.  The Company accordingly considers that these pending dispositions do not qualify as assets held for sale, or for classification as discontinued operations.

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

2006 Annual Report F-28

NOTE 17 • continued

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

The estimated fair values of the Company’s financial instruments as of April 30, 2006 and 2005, are as follows:

	(in thousands)
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$409	$409	$619	$619
Cash and cash equivalents	17,485	17,485	23,538	23,538
Marketable securities - available-for-sale	2,402	2,402	2,459	2,459
FINANCIAL LIABILITIES
Notes payable	$3,500	$3,500	$0	$0
Other debt	233	234	847	869
Mortgages payable	765,890	761,831	708,558	763,591
Investment certificates issued	2,451	2,444	4,636	4,609

NOTE 18 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND SHAREHOLDERS’ EQUITY

Distribution Reinvestment Plan.  During fiscal years 2006 and 2005, IRET issued 1.2 million and 1.1 million common shares, respectively, pursuant to its distribution reinvestment plan, at a total value at issuance of $11.1 million and $10.7 million, respectively. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares.

Conversion of Units to Common Shares.  During fiscal years 2006 and 2005, respectively, 0.5 million and 0.7 million Units were converted to common shares, with a total value of $4.0 million and $5.3 million included in shareholders’ equity.

Issuance of Common Shares.  In November 2004, the Company concluded a “best efforts” offering of up to 1.5 million common shares at $10.15 per share.  In this offering, 1.4 million common shares were sold, for gross proceeds to the Company of approximately $14.3 million, before payment of commissions of six percent per share to the broker-dealers selling the shares, and before payment of other expenses of the offering.  In May 2004, the Company concluded a “best efforts” offering under which approximately .2 million common shares were sold, at $10.10 per share, for gross proceeds to the Company of approximately $2.6 million, before payment of commissions of six percent per share to the broker-dealers selling the shares, and before payment of other expenses of the offering.

Series A Cumulative Redeemable Preferred Shares of Beneficial Interest. During fiscal year 2004, the Company issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest for total proceeds of $27.3 million, net of selling costs. Holders of the Company’s Series A Cumulative Redeemable Preferred Shares of Beneficial Interest are entitled to receive dividends at an annual rate of 8.25% of the liquidation preference of $25 per share, or $2.0625 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, on or after April 26, 2009 (or sooner, under limited circumstances), the Company, at its option, may redeem the shares at a redemption price of $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. The shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

2006 Annual Report F-29

NOTE 19 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006
Revenues	$41,753	$43,750	$43,357	$43,939
Operating Income	$1,865	$3,001	$2,499	$2,389
Net Income available to common shareholders	$1,079	$1,980	$1,728	$4,408
Net Income per common share - basic & diluted	$.02	$.04	$.04	$.10

QUARTER ENDED	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005
Revenues	$39,451	$39,156	$38,467	$38,142
Operating Income	$3,435	$2,712	$1,833	$1,232
Net Income available to common shareholders	$4,877	$3,360	$2,643	$1,824
Net Income per common share - basic & diluted	$.12	$.08	$.06	$.04

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 20 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On June 30, 2006, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2006. On July 3, 2006, the Company paid a distribution of 16.45 cents per share on the Company’s common shares, to common shareholders and Unitholders of record on June 16, 2006. This distribution represented an increase of .05 cents or 0.3% over the previous regular quarterly distribution of 16.40 cents per common share/unit paid April 3, 2006.

Closed and Pending Acquisitions.  Subsequent to its April 30, 2006 fiscal year end, the Company closed on its acquisition of a small retail property in Minot, North Dakota, for a purchase price of approximately $625,000.  Additionally, subsequent to its April 30, 2006 fiscal year end, the Company announced that it has signed an agreement to acquire an office portfolio comprised of nine properties, consisting of 15 buildings totaling 936,320 rentable square feet, for $140.8 million (including the assumption of existing debt on the portfolio) from subsidiaries of Omaha-based Magnum Resources, Inc., a real estate services and investment firm founded by W. David Scott.  The closing of this portfolio acquisition is expected to occur on or before September 1, 2006.  However, the closing of this transaction is subject to the satisfaction of certain closing conditions, and, accordingly, no assurances can be given that the acquisition will be completed.

2006 Annual Report F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the consolidated financial statements of Investors Real Estate Trust and subsidiaries (the “Company”) as of April 30, 2006 and 2005, and for each of the three fiscal years in the period ended April 30, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2006, and the effectiveness of the Company's internal control over financial reporting as of April 30, 2006, and have issued our reports thereon dated July 6, 2006; such reports are included elsewhere in the Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the table of contents to the consolidated financial statements. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 6, 2006

2006 Annual Report F-31

 INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

MULTI-FAMILY RESIDENTIAL		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

405 Grant Avenue (Lonetree) - Harvey, ND	$105	$14	$248	$5	$0
408 1st Street SE - Minot, ND	0	10	37	1	0
Applewood On The Green - Omaha, NE	7,182	706	11,384	134	95
Boulder Court - Eagan, MN	4,599	1,067	5,677	214	0
Brookfield Village Apartments - Topeka, KS	5,119	509	7,104	110	0
Candlelight Apartments - Fargo, ND	1,491	80	1,626	40	0
Canyon Lake Apartments - Rapid City, SD	2,839	305	3,946	22	73
Castle Rock - Billings, MT	3,575	736	5,553	165	0
Chateau Apartments - Minot, ND	1,892	122	2,638	84	0
Clearwater Apartments - Boise, ID	2,392	585	3,369	32	0
Colonial Villa - Burnsville, MN	9,198	2,401	12,039	559	0
Colton Heights Properties - Minot, ND	606	80	931	17	0
Cottonwood Lake I - Bismarck, ND	2,524	264	4,303	28	38
Cottonwood Lake II - Bismarck, ND	2,643	264	4,052	22	37
Cottonwood Lake III - Bismarck, ND	2,478	264	4,493	19	40
Country Meadows I - Billings, MT	2,241	246	4,033	18	39
Country Meadows II - Billings, MT	2,225	246	4,148	13	81
Crestview Apartments - Bismarck, ND	3,361	235	5,037	90	0
Crown Colony Apartments - Topeka, KS	6,817	620	10,668	95	0
Dakota Hill At Valley Ranch - Irving, TX	23,883	3,650	34,976	256	0
East Park Apartments - Sioux Falls, SD	1,671	115	2,580	43	0
Forest Park Estates - Grand Forks, ND	6,717	810	7,499	375	0
Heritage Manor - Rochester, MN	5,034	403	7,743	95	0
Jenner Properties - Grand Forks, ND	1,731	201	1,868	38	0
Kirkwood Manor - Bismarck, ND	2,080	449	3,516	69	0
Lancaster Place - St. Cloud, MN	1,413	289	3,209	181	0
Legacy Buildings I & II - Grand Forks, ND	3,241	908	6,357	69	112
Legacy Building III - Grand Forks, ND	2,182	454	3,359	28	112
Legacy Building IV - Grand Forks, ND	2,568	252	6,519	32	0
Legacy Building V - Grand Forks, ND	0	137	2,634	56	0
Legacy Building VI - Grand Forks, ND	0	137	2,709	123	0
Legacy Building VII - Grand Forks, ND	0	137	2,307	407	0
Magic City Apartments - Minot, ND	2,994	412	4,629	182	0
Meadows Phase I - Jamestown, ND	940	57	1,787	20	0
Meadows Phase II - Jamestown, ND	940	55	1,876	11	0
Meadows Phase III - Jamestown, ND	1,070	56	2,147	6	0
Miramont Apartments - Fort Collins , CO	11,047	1,470	13,518	123	0
Monticello Apartments - Monticello, MN	3,304	490	3,803	83	0
Neighborhood Apartments - Colorado Springs, CO	6,227	1,034	11,383	292	0
North Pointe - Bismarck, ND	1,517	144	2,157	62	124
Oakmont Apartments - Sioux Falls, SD	3,904	423	4,889	11	27
Oakwood - Sioux Falls, SD	3,667	543	5,616	123	0
Olympic Village - Billings, MT	7,979	1,164	11,277	155	0
Olympik Village Apartments - Rochester, MN	5,240	1,034	6,126	136	0
Oxbow - Sioux Falls, SD	3,996	404	4,870	91	0
Park East Apartments - Fargo, ND	3,802	83	5,343	83	0
Park Meadows I - Waite Park, MN	2,782	572	3,819	126	0
Park Meadows II & III - Waite Park, MN	7,404	572	8,238	221	0
Pebble Springs - Bismarck, ND	389	7	794	10	0
Pinecone Apartments - Fort Collins , CO	10,255	905	13,036	109	0
Pinehurst Apartments - Billings, MT	472	72	704	12	6
Pointe West - Rapid City, SD	2,032	240	4,413	34	0
Prairie Winds Apartments - Sioux Falls, SD	1,214	144	1,986	60	0
Prairiewood Meadows - Fargo, ND	1,784	280	2,918	134	0
Ridge Oaks - Sioux City, IA	2,741	178	4,757	65	0
Rimrock Apartments - Billings, MT	2,363	330	3,714	42	0

2006 Annual Report F-32

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

MULTI-FAMILY RESIDENTIAL - continued		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

Rocky Meadows - Billings, MT	$3,358	$656	$6,113	$41	$103
Sherwood Apartments - Topeka, KS	10,226	1,150	15,586	178	0
Southbrook & Mariposa - Topeka, KS	3,339	399	5,149	47	0
South Pointe - Minot, ND	6,765	550	9,658	123	403
Southview Apartments - Minot, ND	802	185	619	18	0
Southwind Apartments - Grand Forks, ND	3,660	400	6,064	122	0
Sunset Trail Phase I - Rochester, MN	4,123	168	6,950	9	0
Sunset Trail Phase II - Rochester, MN	4,033	168	7,434	8	0
Sweetwater Properties - Devils Lake & Grafton, ND	810	90	1,712	44	0
Sycamore Village Apartments - Sioux Falls, SD	940	100	1,472	29	0
Terrace On The Green - Moorhead, MN	1,498	24	2,802	79	0
Thomasbrook Apartments - Lincoln, NE	5,518	600	10,053	282	0
Valley Park Manor - Grand Forks, ND	3,713	293	5,277	219	0
Village Green - Rochester, MN	1,761	234	2,236	99	0
West Stonehill - Waite Park, MN	6,700	938	12,470	277	0
Westwood Park - Bismarck, ND	1,085	161	2,346	84	0
Winchester - Rochester, MN	4,310	748	5,590	326	0
Woodridge Apartments - Rochester, MN	3,158	370	6,771	82	0
TOTAL MULTI-FAMILY RESIDENTIAL	$265,669	$34,599	$408,664	$7,698	$1,290

OFFICE BUILDINGS
1st Avenue Building - Minot , ND	$0	$30	$525	$21	$0
17 South Main - Minot, ND	0	15	95	0	0
401 South Main - Minot, ND	0	71	559	6	0
2030 Cliff Road - Eagan, MN	564	146	837	0	0
7800 W Brown Deer Road - Milwaukee, WI	6,119	1,455	9,567	0	0
American Corporate Center - Mendota Heights, MN	10,496	1,331	16,329	1,423	0
Ameritrade - Omaha, NE	4,902	327	8,022	0	0
Benton Business Park - Sauk Rapids, MN	946	188	1,287	3	0
Bloomington Business Plaza - Bloomington, MN	4,629	1,300	6,438	222	39
Brenwood - Minnetonka, MN	8,229	1,762	12,862	416	0
Brook Valley I - La Vista, NE	1,557	347	1,671	26	0
Burnsville Bluffs II - Burnsville, MN	1,437	300	2,660	253	0
Cold Spring Center - St. Cloud, MN	4,674	588	8,022	25	0
Crosstown Centre - Eden Prairie , MN	16,068	2,884	14,811	165	0
Dewey Hill Business Center - Edina, MN	2,866	985	4,173	39	0
Golden Hills Office Center - Golden Valley, MN	15,000	3,018	19,056	273	0
Great Plains - Fargo, ND	8,025	126	15,249	0	0
Greenwood Office - Greenwood, MN	537	148	832	1	0
Highlands Ranch - Highlands Ranch, CO	9,590	1,437	9,803	279	0
Interlachen Corporate Center - Edina, MN	10,659	1,650	14,885	0	191
Mendota Office Center I - Mendota Heights, MN	4,162	1,570	5,506	70	0
Mendota Office Center II - Mendota Heights, MN	6,665	1,074	10,558	91	0
Mendota Office Center III - Mendota Heights, MN	3,807	1,501	5,247	27	0
Mendota Office Center IV - Mendota Heights, MN	4,943	1,385	7,320	0	0
Metris - Duluth, MN	1,797	336	2,203	0	0
Minnesota National Bank - Duluth, MN	1,195	287	1,456	2	0
Minnetonka Office Building - Minnetonka, MN	0	40	361	0	0
Nicollett VII - Burnsville, MN	4,401	429	6,955	3	0
Northgate I - Maple Grove, MN	6,198	1,063	6,392	3	0
Northgate II - Maple Grove, MN	1,421	358	2,014	53	0
Northpark Corporate Center - Arden Hills, MN	0	2,567	14,584	0	0

2006 Annual Report F-33

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

OFFICE BUILDINGS - continued		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

Pillsbury Business Center - Bloomington, MN	$1,093	$284	$1,610	$0	$0
Plaza VII - Boise, ID	1,340	300	3,145	46	0
Plymouth I - Plymouth, MN	1,389	530	1,142	0	0
Plymouth II - Plymouth, MN	1,389	367	1,273	0	0
Plymouth III - Plymouth, MN	1,710	507	1,505	0	0
Plymouth IV & V - Plymouth, MN	8,555	641	14,248	0	0
Prairie Oak Business Center - Eden Prairie, MN	2,265	531	4,174	545	0
Rapid City, SD - 900 Concourse Drive - Rapid City, SD	3,613	285	6,762	41	0
Southeast Tech Center - Eagan, MN	3,844	560	5,776	2	0
Spring Valley IV - Omaha, NE	927	178	916	19	0
Spring Valley V - Omaha, NE	1,019	212	1,123	29	0
Spring Valley X - Omaha, NE	945	180	1,024	22	0
Spring Valley XI - Omaha, NE	927	143	1,094	22	0
TCA Building - Eagan, MN	9,814	627	9,258	18	0
Three Paramount Plaza - Bloomington, MN	4,594	1,261	6,647	136	0
Thresher Square - Minneapolis, MN	0	1,095	10,304	145	9
UHC Office - International Falls, MN	1,523	119	2,378	8	0
US Bank Financial Center - Bloomington, MN	15,243	3,117	13,350	131	0
Viromed - Eden Prairie, MN	2,056	666	4,197	1	0
Wayroad Corporate - Minnetonka, MN	4,165	530	4,992	25	20
Wells Fargo Center - St Cloud, MN	7,634	869	8,414	428	0
West River Business Park - Waite Park, MN	946	235	1,218	1	0
Westgate - Boise, ID	7,400	1,000	10,738	493	0
Wirth Corporate Center - Golden Valley, MN	4,873	970	7,795	192	29
TOTAL OFFICE BUILDINGS	$228,151	$43,925	$333,362	$5,705	$288

MEDICAL
2800 Medical Building - Minneapolis, MN	$6,523	$930	$7,135	$8	$0
6517 Drew Avenue South - Edina, MN	0	351	662	25	0
Abbott Northwest - Sartell, MN	7,433	0	12,653	0	0
Airport Medical - Bloomington, MN	2,703	0	4,678	0	0
Denfeld Clinic - Duluth, MN	2,282	501	2,614	(16)	0
Edgewood Vista - Bismarck, ND	7,382	511	9,193	1	0
Edgewood Vista - Brainerd, MN	7,296	587	8,999	0	0
Edgewood Vista - Duluth, MN	3,537	390	11,319	0	0
Edgewood Vista - Fremont, NE	283	56	496	0	0
Edgewood Vista - Hastings, NE	292	14	558	0	0
Edgewood Vista - Hermantown, MN	8,455	719	10,517	0	0
Edgewood Vista - Kalispell, MT	298	70	518	0	0
Edgewood Vista - Missoula, MT	527	109	853	0	0
Edgewood Vista - Omaha, NE	338	89	552	0	0
Edgewood Vista - Spearfish, SD	4,596	315	5,806	0	0
Edgewood Vista - Virginia, MN	4,583	246	6,766	0	58
Edgewood Vista Phase II - Virginia, MN	3,319	0	5,111	0	0
Fresenius - Duluth, MN	1,097	50	1,522	0	0
Garden View - St. Paul, MN	4,071	0	7,588	0	0
Gateway Clinic - Sandstone, MN	1,322	66	1,699	0	0
Health East St John & Woodwinds - Maplewood & Woodbury, MN	16,894	3,238	18,363	0	0
High Pointe Health Campus - Lake Elmo, MN	5,297	1,305	10,723	3	0
Mariner Clinic - Superior, WI	2,890	0	3,820	(32)	0
Nebraska Orthopaedic Hospital - Omaha, NE	14,424	0	20,512	0	0
Park Dental - Brooklyn Center, MN	1,550	185	2,767	0	0
Pavilion I - Duluth, MN	7,616	1,245	8,899	0	0
Pavilion II - Duluth, MN	14,014	2,715	16,610	0	0
Ritchie Medical Plaza - St Paul, MN	7,808	1,615	7,851	34	0
Southdale 6525 France - Edina, MN	9,500	0	13,047	699	0
Southdale 6545 France - Edina, MN	22,862	3,500	30,209	305	0
Stevens Point - Stevens Point, WI	0	133	3,888	0	0

2006 Annual Report F-34

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
MEDICAL - continued	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

Wedgewood Sweetwater - Lithia Springs, GA	$1,153	$334	$4,288	$64	0
Wells Clinic - Hibbing, MN	2,016	162	2,499	0	0
TOTAL MEDICAL	$172,361	$19,436	$242,715	$1,091	$58

INDUSTRIAL
API Building - Duluth, MN	$1,218	$115	$1,608	$0	$0
Bodycote Industrial Building - Eden Prairie, MN	1,478	198	1,954	0	0
Dixon Avenue Industrial Park - Des Moines, IA	8,423	1,439	11,541	111	0
Lexington Commerce Center - Eagan, MN	3,092	453	5,459	263	0
Lighthouse - Duluth, MN	1,279	90	1,794	0	0
Metal Improvement Company - New Brighton, MN	1,364	240	2,205	1	4
Stone Container - Fargo, ND	4,123	440	6,612	0	89
Stone Container - Roseville, MN	4,714	810	7,275	0	165
Waconia Industrial Building - Waconia, MN	0	165	1,502	238	0
Wilson's Leather - Brooklyn Park, MN	8,222	1,368	11,700	737	0
Winsted Industrial Building - Winsted, MN	0	100	907	0	0
TOTAL INDUSTRIAL	$33,913	$5,418	$52,557	$1,350	$258

RETAIL
Anoka Strip Center - Anoka, MN	$453	$123	610	$0	$0
Buffalo Strip Center - Buffalo, MN	293	131	345	45	0
Burnsville 1 Strip Center - Burnsville, MN	615	208	788	1	0
Burnsville 2 Strip Center - Burnsville, MN	489	291	498	15	0
Champlin South Pond - Champlin, MN	2,254	842	2,705	24	0
Chan West Village - Chanhassen, MN	15,114	5,035	15,769	14	0
Duluth Denfeld Retail - Duluth, MN	3,421	276	4,708	0	0
Duluth Tool Crib - Duluth, MN	1,036	130	1,803	0	0
Eagan 1 Retail Center - Eagan, MN	1,635	196	319	0	0
Eagan 2 Retail Center - Eagan, MN	0	291	1,068	2	0
Eagan 3 C Store - Eagan, MN	0	214	569	1	0
East Grand Station - East Grand Forks, MN	575	150	1,242	0	0
Fargo Express Center - Fargo, ND	1,249	305	1,129	4	0
Fargo Express SC Pad 1 - Fargo, ND	0	69	299	0	0
Faribault Checker Auto - Faribault, MN	206	83	258	0	0
Forest Lake Auto - Forest Lake, MN	0	50	448	3	0
Forest Lake Westlake Center - Forest Lake, MN	5,229	2,397	5,729	11	0
Glencoe C Store - Glencoe, MN	0	52	478	2	0
Grand Forks Carmike - Grand Forks, ND	2,192	184	2,295	0	67
Grand Forks Medpark Mall - Grand Forks, ND	3,122	681	5,008	8	0
Howard Lake C Store - Howard Lake, MN	231	22	359	3	0
Jamestown Buffalo Mall - Jamestown, ND	2,297	566	3,657	332	0
Jamestown Business Center - Jamestown, ND	840	297	1,150	65	0
Kalispell Retail Center - Kalispell, MT	1,703	250	3,167	53	0
Kentwood Thomasville Furniture - Kentwood, MI	977	225	1,896	0	0
Ladysmith Pamida - Ladysmith, WI	1,176	89	1,411	0	0
Lakeville Strip Center - Lakeville, MN	1,248	121	1,908	(136)	0
Livingston Pamida - Livingston, MT	1,398	227	1,573	0	0
Long Prairie C Store - Long Prairie, MN	0	39	662	(199)	0
Minot Arrowhead SC - Minot, ND	1,112	100	3,095	392	0
Minot Plaza - Minot, ND	691	50	524	11	0
Monticello C Store - Monticello, MN	0	86	777	0	0
Moundsview Bakery - Mounds View, MN	0	47	245	0	0
Omaha Barnes & Noble - Omaha, NE	3,236	600	3,099	0	0
Paynesville C Store - Paynesville, MN	0	31	336	2	0
Pine City C Store - Pine City, MN	361	83	359	0	0
Pine City Evergreen Square - Pine City, MN	2,218	154	2,820	2	0
Prior Lake 1 Strip Center - Prior Lake, MN	884	202	777	0	0
Prior Lake 3 Strip Center - Prior Lake, MN	0	48	435	1	0

2006 Annual Report F-35

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		INITIAL COST TO COMPANY		COST CAPITALIZATION SUBSEQUENT TO ACQUISITION
RETAIL - continued	ENCUMBRANCES	LAND	BUILDINGS & IMPROVEMENTS	IMPROVEMENTS	CARRYING COSTS

Rochester Maplewood Square - Rochester, MN	$5,199	$3,275	$8,639	$9	$0
Schofield Plaza SC - Schofield, WI	0	175	1,601	(78)	0
St. Cloud Westgate SC - St. Cloud, MN	4,093	1,219	5,560	8	0
Wilmar Sam Goody - Willmar, MN	0	170	240	1	0
Winsted C Store - Winsted, MN	249	35	376	(207)	0
TOTAL RETAIL	$65,796	$19,819	$90,734	$389	$67
SUBTOTAL	$765,890	$123,197	$1,128,032	$16,233	$1,961

UNDEVELOPED LAND
17 S Main 2nd Floor - Minot, ND	$0	$0	$12	$0	$0
Cottonwood Lake IV - Bismarck, ND	0	264	1	2	0
Eagan Vacant Land - Eagan, MN	0	423	0	0	0
IGH Vacant Land - Inver Grove Heights, MN	0	560	4	0	0
Kalispell Vacant Land - Kalispell, MT	0	1,400	15	6	0
Long Prairie Vacant Land - Long Prairie, MN	0	150	6	6	0
River Falls Vacant Land - River Falls, WI	0	200	5	0	0
Schofield Plaza Undeveloped - Schofield, WI	0	79	0	1,559	0
Stevens Point Undeveloped - Stevens Point, WI	0	310	0	173	0
TOTAL UNDEVELOPED LAND	$0	$3,386	$43	$1,746	$0

TOTAL	$765,890	$126,583	$1,128,075	$17,979	$1,961

2006 Annual Report F-36

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

	GROSS AMOUNT CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH LATEST INCOME
MULTI-FAMILY RESIDENTIAL	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	STATEMENT IS COMPUTED

405 Grant Avenue (Lonetree) - Harvey, ND	$14	$253	$267	$(87)	1991	24-40 years
408 1st Street SE - Minot, ND	10	38	48	(36)	2001	40 years
Applewood On The Green - Omaha, NE	706	11,613	12,319	(1,385)	2001	40 years
Boulder Court - Eagan, MN	1,067	5,891	6,958	(408)	2003	40 years
Brookfield Village Apartments - Topeka, KS	509	7,214	7,723	(464)	2003	40 years
Candlelight Apartments - Fargo, ND	80	1,666	1,746	(510)	1993	24-40 years
Canyon Lake Apartments - Rapid City, SD	305	4,041	4,346	(474)	2001	40 years
Castle Rock - Billings, MT	736	5,718	6,454	(1,085)	1999	40 years
Chateau Apartments - Minot, ND	122	2,722	2,844	(565)	1997	12-40 years
Clearwater Apartments - Boise, ID	585	3,401	3,986	(664)	1999	40 years
Colonial Villa - Burnsville, MN	2,401	12,598	14,999	(868)	2003	40 years
Colton Heights Properties - Minot, ND	80	948	1,028	(553)	1996	40 years
Cottonwood Lake I - Bismarck, ND	264	4,369	4,633	(898)	1999	40 years
Cottonwood Lake II - Bismarck, ND	264	4,111	4,375	(867)	1999	40 years
Cottonwood Lake III - Bismarck, ND	264	4,552	4,816	(663)	1999	40 years
Country Meadows I - Billings, MT	246	4,090	4,336	(857)	1984	33-40 years
Country Meadows II - Billings, MT	246	4,242	4,488	(667)	1997	40 years
Crestview Apartments - Bismarck, ND	235	5,127	5,362	(1,558)	1994	24-40 years
Crown Colony Apartments - Topeka, KS	620	10,763	11,383	(1,817)	2000	40 years
Dakota Hill At Valley Ranch - Irving, TX	3,650	35,232	38,882	(5,530)	2000	40 years
East Park Apartments - Sioux Falls, SD	115	2,623	2,738	(266)	2002	40 years
Forest Park Estates - Grand Forks, ND	810	7,874	8,684	(2,463)	1993	24-40 years
Heritage Manor - Rochester, MN	403	7,838	8,241	(1,593)	1999	40 years
Jenner Properties - Grand Forks, ND	201	1,906	2,107	(433)	1996	40 years
Kirkwood Manor - Bismarck, ND	449	3,585	4,034	(844)	1997	12-40 years
Lancaster Place - St. Cloud, MN	289	3,390	3,679	(533)	2000	40 years
Legacy Buildings I & II - Grand Forks, ND	908	6,538	7,446	(1,659)	1996	24-40 years
Legacy Building III - Grand Forks, ND	454	3,499	3,953	(744)	1996	24-40 years
Legacy Building IV - Grand Forks, ND	252	6,551	6,803	(1,039)	2000	40 years
Legacy Building V - Grand Forks, ND	137	2,690	2,827	(107)	2000	40 years
Legacy Building VI - Grand Forks, ND	137	2,832	2,969	(90)	2000	40 years
Legacy Building VII - Grand Forks, ND	137	2,714	2,851	(65)	2000	40 years
Magic City Apartments - Minot, ND	412	4,811	5,223	(1,079)	1997	12-40 years
Meadows Phase I - Jamestown, ND	57	1,807	1,864	(301)	2000	40 years
Meadows Phase II - Jamestown, ND	55	1,887	1,942	(295)	2000	40 years
Meadows Phase III - Jamestown, ND	56	2,153	2,209	(217)	2002	40 years
Miramont Apartments - Fort Collins , CO	1,470	13,641	15,111	(3,254)	1996	40 years
Monticello Apartments - Monticello, MN	490	3,886	4,376	(214)	2004	40 years
Neighborhood Apartments - Colorado Springs, CO	1,034	11,675	12,709	(2,794)	1996	40 years
North Pointe - Bismarck, ND	144	2,343	2,487	(608)	1995	24-40 years
Oakmont Apartments - Sioux Falls, SD	423	4,927	5,350	(512)	2002	40 years
Oakwood - Sioux Falls, SD	543	5,739	6,282	(1,721)	1996	40 years
Olympic Village - Billings, MT	1,164	11,432	12,596	(1,690)	2001	40 years
Olympik Village Apartments - Rochester, MN	1,034	6,262	7,296	(181)	2005	40 years
Oxbow - Sioux Falls, SD	404	4,961	5,365	(1,399)	1994	24-40 years
Park East Apartments - Fargo, ND	83	5,426	5,509	(1,094)	1997	12-40 years
Park Meadows I - Waite Park, MN	572	3,945	4,517	(1,440)	1997	40 years
Park Meadows II & III - Waite Park, MN	572	8,459	9,031	(1,888)	1997	40 years
Pebble Springs - Bismarck, ND	7	804	811	(137)	2000	40 years
Pinecone Apartments - Fort Collins , CO	905	13,145	14,050	(3,568)	1994	40 years
Pinehurst Apartments - Billings, MT	72	722	794	(77)	2002	40 years
Pointe West - Rapid City, SD	240	4,447	4,687	(1,354)	1994	24-40 years
Prairie Winds Apartments - Sioux Falls, SD	144	2,046	2,190	(669)	1993	24-40 years
Prairiewood Meadows - Fargo, ND	280	3,052	3,332	(451)	2001	40 years
Ridge Oaks - Sioux City, IA	178	4,822	5,000	(800)	2001	40 years

2006 Annual Report F-37

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

	GROSS AMOUNT CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH LATEST INCOME
MULTI-FAMILY RES. - continued	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	STATEMENT IS COMPUTED

Rimrock Apartments - Billings, MT	$330	$3,756	$4,086	$(651)	2000	40 years
Rocky Meadows - Billings, MT	656	6,257	6,913	(1,524)	1996	40 years
Sherwood Apartments - Topeka, KS	1,150	15,764	16,914	(2,655)	2000	40 years
Southbrook & Mariposa - Topeka, KS	399	5,196	5,595	(179)	2004	40 years
South Pointe - Minot, ND	550	10,184	10,734	(2,535)	1995	24-40 years
Southview Apartments - Minot, ND	185	637	822	(186)	1994	24-40 years
Southwind Apartments - Grand Forks, ND	400	6,186	6,586	(1,599)	1996	24-40 years
Sunset Trail Phase I - Rochester, MN	168	6,959	7,127	(980)	2001	40 years
Sunset Trail Phase II - Rochester, MN	168	7,442	7,610	(880)	2002	40 years
Sweetwater Properties - Devils Lake & Grafton, ND	90	1,756	1,846	(1,184)	1972	5-40 years
Sycamore Village Apartments - Sioux Falls, SD	100	1,501	1,601	(151)	2002	40 years
Terrace On The Green - Moorhead, MN	24	2,881	2,905	(1,947)	1970	33-40 years
Thomasbrook Apartments - Lincoln, NE	600	10,335	10,935	(1,962)	2000	40 years
Valley Park Manor - Grand Forks, ND	293	5,496	5,789	(1,006)	2000	40 years
Village Green - Rochester, MN	234	2,335	2,569	(164)	2003	40 years
West Stonehill - Waite Park, MN	938	12,747	13,685	(3,378)	1995	40 years
Westwood Park - Bismarck, ND	161	2,430	2,591	(517)	1999	40 years
Winchester - Rochester, MN	748	5,916	6,664	(413)	2003	40 years
Woodridge Apartments - Rochester, MN	370	6,853	7,223	(1,704)	1996	40 years
TOTAL MULTI-FAMILY RESIDENTIAL	$34,599	$417,652	$452,251	$(79,150)

OFFICE BUILDINGS
1st Avenue Building - Minot , ND	$30	$546	$576	$(369)	1981	33-40 years
17 South Main - Minot, ND	15	95	110	(12)	2001	40 years
401 South Main - Minot, ND	71	565	636	(242)	1987	24-40 years
2030 Cliff Road - Eagan, MN	146	837	983	(105)	2001	19-40 years
7800 W Brown Deer Road - Milwaukee, WI	1,455	9,567	11,022	(867)	2003	40 years
American Corporate Center - Mendota Heights, MN	1,331	17,752	19,083	(1,780)	2002	40 years
Ameritrade - Omaha, NE	327	8,022	8,349	(1,410)	1999	40 years
Benton Business Park - Sauk Rapids, MN	188	1,290	1,478	(91)	2003	40 years
Bloomington Business Plaza - Bloomington, MN	1,300	6,699	7,999	(804)	2001	40 years
Brenwood - Minnetonka, MN	1,762	13,278	15,040	(1,327)	2002	40 years
Brook Valley I - La Vista, NE	347	1,697	2,044	(26)	2005	45 years
Burnsville Bluffs II - Burnsville, MN	300	2,913	3,213	(358)	2001	40 years
Cold Spring Center - St. Cloud, MN	588	8,047	8,635	(1,070)	2001	40 years
Crosstown Centre - Eden Prairie , MN	2,884	14,976	17,860	(585)	2004	40 years
Dewey Hill Business Center - Edina, MN	985	4,212	5,197	(614)	2001	40 years
Golden Hills Office Center - Golden Valley, MN	3,018	19,329	22,347	(1,371)	2003	40 years
Great Plains - Fargo, ND	126	15,249	15,375	(2,557)	2000	40 years
Greenwood Office - Greenwood, MN	148	833	981	(67)	2005	40 years
Highlands Ranch - Highlands Ranch, CO	1,437	10,082	11,519	(367)	2004	40 years
Interlachen Corporate Center - Edina, MN	1,650	15,076	16,726	(1,791)	2001	40 years
Mendota Office Center I - Mendota Heights, MN	1,570	5,576	7,146	(684)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	1,074	10,649	11,723	(1,318)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	1,501	5,274	6,775	(606)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	1,385	7,320	8,705	(783)	2002	40 years

2006 Annual Report F-38

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

	GROSS AMOUNT CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH LATEST INCOME
OFFICE BUILDINGS - continued	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	STATEMENT IS COMPUTED

Metris - Duluth, MN	$336	$2,203	$2,539	$(112)	2004	40 years
Minnesota National Bank - Duluth, MN	287	1,458	1,745	(74)	2004	40 years
Minnetonka Office Building - Minnetonka, MN	40	361	401	(102)	2001	40 years
Nicollett VII - Burnsville, MN	429	6,958	7,387	(881)	2001	40 years
Northgate I - Maple Grove, MN	1,063	6,395	7,458	(299)	2004	40 years
Northgate II - Maple Grove, MN	358	2,067	2,425	(323)	2000	40 years
Northpark Corporate Center - Arden Hills, MN	2,567	14,584	17,151	(15)	2006	40 years
Pillsbury Business Center - Bloomington, MN	284	1,610	1,894	(202)	2001	40 years
Plaza VII - Boise, ID	300	3,191	3,491	(264)	2003	40 years
Plymouth I - Plymouth, MN	530	1,142	1,672	(53)	2004	40 years
Plymouth II - Plymouth, MN	367	1,273	1,640	(60)	2004	40 years
Plymouth III - Plymouth, MN	507	1,505	2,012	(70)	2004	40 years
Plymouth IV & V - Plymouth, MN	641	14,248	14,889	(1,815)	2001	40 years
Prairie Oak Business Center - Eden Prairie, MN	531	4,719	5,250	(368)	2003	40 years
Rapid City, SD - 900 Concourse Drive - Rapid City, SD	285	6,803	7,088	(980)	2001	40 years
Southeast Tech Center - Eagan, MN	560	5,778	6,338	(954)	2000	40 years
Spring Valley IV - Omaha, NE	178	935	1,113	(14)	2005	41 years
Spring Valley V - Omaha, NE	212	1,152	1,364	(18)	2005	42 years
Spring Valley X - Omaha, NE	180	1,046	1,226	(16)	2005	43 years
Spring Valley XI - Omaha, NE	143	1,116	1,259	(17)	2005	44 years
TCA Building - Eagan, MN	627	9,276	9,903	(641)	2003	40 years
Three Paramount Plaza - Bloomington, MN	1,261	6,783	8,044	(727)	2002	40 years
Thresher Square - Minneapolis, MN	1,095	10,458	11,553	(1,100)	2002	40 years
UHC Office - International Falls, MN	119	2,386	2,505	(124)	2004	40 years
US Bank Financial Center - Bloomington, MN	3,117	13,481	16,598	(380)	2005	40 years
Viromed - Eden Prairie, MN	666	4,198	4,864	(756)	1999	40 years
Wayroad Corporate - Minnetonka, MN	530	5,037	5,567	(532)	2002	40 years
Wells Fargo Center - St Cloud, MN	869	8,842	9,711	(241)	2005	40 years
West River Business Park - Waite Park, MN	235	1,219	1,454	(84)	2003	40 years
Westgate - Boise, ID	1,000	11,231	12,231	(918)	2003	40 years
Wirth Corporate Center - Golden Valley, MN	970	8,016	8,986	(849)	2002	40 years
TOTAL OFFICE BUILDINGS	$43,925	$339,355	$383,280	$(32,193)

MEDICAL
2800 Medical Building - Minneapolis, MN	$930	$7,143	$8,073	$(156)	2002	40 years
6517 Drew Avenue South - Edina, MN	351	687	1,038	(61)	2002	40 years
Abbott Northwest - Sartell, MN	0	12,653	12,653	(1,228)	2002	40 years
Airport Medical - Bloomington, MN	0	4,678	4,678	(424)	2002	40 years
Denfeld Clinic - Duluth, MN	501	2,598	3,099	(133)	2004	40 years
Edgewood Vista - Bismarck, ND	511	9,194	9,705	(144)	2005	40 years
Edgewood Vista - Brainerd, MN	587	8,999	9,586	(141)	2005	40 years
Edgewood Vista - Duluth, MN	390	11,319	11,709	(1,312)	2000	40 years
Edgewood Vista - Fremont, NE	56	496	552	(67)	2001	40 years
Edgewood Vista - Hastings, NE	14	558	572	(71)	2001	40 years
Edgewood Vista - Hermantown, MN	719	10,517	11,236	(164)	2005	40 years
Edgewood Vista - Kalispell, MT	70	518	588	(67)	2001	40 years
Edgewood Vista - Missoula, MT	109	853	962	(203)	1997	40 years
Edgewood Vista - Omaha, NE	89	552	641	(70)	2001	40 years
Edgewood Vista - Spearfish, SD	315	5,806	6,121	(91)	2005	40 years
Edgewood Vista - Virginia, MN	246	6,824	7,070	(689)	2002	40 years
Edgewood Vista Phase II - Virginia, MN	0	5,111	5,111	(282)	2004	40 years

2006 Annual Report F-39

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

	GROSS AMOUNT CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH LATEST INCOME
MEDICAL – continued	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	STATEMENT IS COMPUTED

Fresenius - Duluth, MN	$50	$1,522	$1,572	$(78)	2004	40 years
Garden View - St. Paul, MN	0	7,588	7,588	(738)	2002	40 years
Gateway Clinic - Sandstone, MN	66	1,699	1,765	(87)	2004	40 years
Health East St John & Woodwinds - Maplewood & Woodbury, MN	3,238	18,363	21,601	(2,735)	2001	40 years
High Pointe Health Campus - Lake Elmo, MN	1,305	10,726	12,031	(480)	2004	40 years
Mariner Clinic - Superior, WI	0	3,788	3,788	(194)	2004	40 years
Nebraska Orthopaedic Hospital - Omaha, NE	0	20,512	20,512	(1,003)	2004	40 years
Park Dental - Brooklyn Center, MN	185	2,767	2,952	(251)	2002	40 years
Pavilion I - Duluth, MN	1,245	8,899	10,144	(417)	2004	40 years
Pavilion II - Duluth, MN	2,715	16,610	19,325	(1,069)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	1,615	7,885	9,500	(172)	2005	40 years
Southdale 6525 France - Edina, MN	0	13,746	13,746	(1,059)	2003	40 years
Southdale 6545 France- Edina, MN	3,500	30,514	34,014	(4,371)	2001	40 years
Stevens Point - Stevens Point, WI	133	3,888	4,021	(20)	2006	40 years
Wedgewood Sweetwater - Lithia Springs, GA	334	4,352	4,686	(849)	1996	40 years
Wells Clinic - Hibbing, MN	162	2,499	2,661	(128)	2004	40 years
TOTAL MEDICAL	$19,436	$243,864	$263,300	$(18,954)

INDUSTRIAL
API Building - Duluth, MN	$115	$1,608	$1,723	$(82)	2004	40 years
Bodycote Industrial Building - Eden Prairie, MN	198	1,954	2,152	(516)	1992	40 years
Dixon Avenue Industrial Park - Des Moines, IA	1,439	11,652	13,091	(1,067)	2002	40 years
Lexington Commerce Center - Eagan, MN	453	5,722	6,175	(882)	2000	40 years
Lighthouse - Duluth, MN	90	1,794	1,884	(92)	2004	40 years
Metal Improvement Company - New Brighton, MN	240	2,210	2,450	(223)	2002	40 years
Stone Container - Fargo, ND	440	6,701	7,141	(1,435)	1995	40 years
Stone Container - Roseville, MN	810	7,440	8,250	(814)	2001	40 years
Waconia Industrial Building - Waconia, MN	165	1,740	1,905	(231)	2001	40 years
Wilson's Leather - Brooklyn Park, MN	1,368	12,437	13,805	(1,150)	2002	40 years
Winsted Industrial Building - Winsted, MN	100	907	1,007	(133)	2001	40 years
TOTAL INDUSTRIAL	$5,418	$54,165	$59,583	$(6,625)

RETAIL
Anoka Strip Center - Anoka, MN	$123	$610	$733	$(49)	2003	40 years
Buffalo Strip Center - Buffalo, MN	131	390	521	(28)	2003	40 years
Burnsville 1 Strip Center - Burnsville, MN	208	789	997	(66)	2003	40 years
Burnsville 2 Strip Center - Burnsville, MN	291	513	804	(49)	2003	40 years
Champlin South Pond - Champlin, MN	842	2,729	3,571	(139)	2004	40 years
Chan West Village - Chanhassen, MN	5,035	15,783	20,818	(1,273)	2003	40 years
Duluth Denfeld Retail - Duluth, MN	276	4,708	4,984	(242)	2004	40 years
Duluth Tool Crib - Duluth, MN	130	1,803	1,933	(92)	2004	40 years
Eagan 1 Retail Center - Eagan, MN	196	319	515	(25)	2003	40 years
Eagan 2 Retail Center - Eagan, MN	291	1,070	1,361	(84)	2003	40 years
Eagan 3 C Store - Eagan, MN	214	570	784	(45)	2003	40 years
East Grand Station - East Grand Forks, MN	150	1,242	1,392	(200)	2000	40 years
Fargo Express Center - Fargo, ND	305	1,133	1,438	(90)	2003	40 years
Fargo Express SC Pad 1 - Fargo, ND	69	299	368	(10)	2005	40 years
Faribault Checker Auto - Faribault, MN	83	258	341	(21)	2003	40 years
Forest Lake Auto - Forest Lake, MN	50	451	501	(33)	2003	40 years
Forest Lake Westlake Center - Forest Lake, MN	2,397	5,740	8,137	(454)	2003	40 years

2006 Annual Report F-40

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

	GROSS AMOUNT CARRIED AT CLOSE OF PERIOD					LIFE ON WHICH LATEST INCOME
RETAIL – continued	LAND	BUILDING & IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE ACQUIRED	STATEMENT IS COMPUTED

Glencoe C Store - Glencoe, MN	$52	$480	$532	$(38)	2003	40 years
Grand Forks Carmike - Grand Forks, ND	184	2,362	2,546	(679)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	681	5,016	5,697	(794)	2000	40 years
Howard Lake C Store - Howard Lake, MN	22	362	384	(29)	2003	40 years
Jamestown Buffalo Mall - Jamestown, ND	566	3,989	4,555	(218)	2003	40 years
Jamestown Business Center - Jamestown, ND	297	1,215	1,512	(99)	2003	40 years
Kalispell Retail Center - Kalispell, MT	250	3,220	3,470	(210)	2003	40 years
Kentwood Thomasville Furniture - Kentwood, MI	225	1,896	2,121	(450)	1996	40 years
Ladysmith Pamida - Ladysmith, WI	89	1,411	1,500	(113)	2003	40 years
Lakeville Strip Center - Lakeville, MN	121	1,772	1,893	(155)	2003	40 years
Livingston Pamida - Livingston, MT	227	1,573	1,800	(126)	2003	40 years
Long Prairie C Store - Long Prairie, MN	39	463	502	(50)	2003	40 years
Minot Arrowhead SC - Minot, ND	100	3,487	3,587	(2,444)	1973	15 1/2-40 years
Minot Plaza - Minot, ND	50	535	585	(165)	1993	40 years
Monticello C Store - Monticello, MN	86	777	863	(62)	2003	40 years
Moundsview Bakery - Mounds View, MN	47	245	292	(20)	2003	40 years
Omaha Barnes & Noble - Omaha, NE	600	3,099	3,699	(813)	1995	40 years
Paynesville C Store - Paynesville, MN	31	338	369	(27)	2003	40 years
Pine City C Store - Pine City, MN	83	359	442	(29)	2003	40 years
Pine City Evergreen Square - Pine City, MN	154	2,822	2,976	(234)	2003	40 years
Prior Lake 1 Strip Center - Prior Lake, MN	202	777	979	(60)	2003	40 years
Prior Lake 3 Strip Center - Prior Lake, MN	48	436	484	(32)	2003	40 years
Rochester Maplewood Square - Rochester, MN	3,275	8,648	11,923	(1,472)	2000	40 years
Schofield Plaza SC - Schofield, WI	175	1,523	1,698	(128)	2003	40 years
St. Cloud Westgate SC - St. Cloud, MN	1,219	5,568	6,787	(296)	2004	40 years
Wilmar Sam Goody - Willmar, MN	170	241	411	(19)	2003	40 years
Winsted C Store - Winsted, MN	35	169	204	(23)	2003	40 years
TOTAL RETAIL	$19,819	$91,190	$111,009	$(11,685)

SUBTOTAL	$123,197	$1,146,226	$1,269,423	$(148,607)

UNDEVELOPED LAND
17 S Main 2nd Floor - Minot, ND	$0	$12	$12	$0	2001	40 years
Cottonwood Lake IV - Bismarck, ND	264	3	267	0	1999	40 years
Eagan Vacant Land - Eagan, MN	423	0	423	0	2006	40 years
IGH Vacant Land - Inver Grove Heights, MN	560	4	564	0	2003	40 years
Kalispell Vacant Land - Kalispell, MT	1,400	21	1,421	0	2003	40 years
Long Prairie Vacant Land - Long Prairie, MN	150	12	162	0	2003	40 years
River Falls Vacant Land - River Falls, WI	200	5	205	0	2003	40 years
Schofield Plaza Undeveloped - Schofield, WI	79	1,559	1,638	0	2005	40 years
Stevens Point Undeveloped - Stevens Point, WI	310	173	483	0	2006	40 years
TOTAL UNDEVELOPED LAND	$3,386	$1,789	$5,175	$0

TOTAL	$126,583	$1,148,015	$1,274,598	$(148,607)

2006 Annual Report F-41

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ended April 30, 2006, 2005, and 2004 are as follows:

	(in thousands)
	2006	2005	2004

Balance at beginning of year	$1,179,856	$1,082,773	$916,757
Additions during year
Residential Real Estate	2,445	12,643	40,993
Commercial Office Real Estate	25,034	67,532	50,387
Commercial Medical Real Estate	58,200	42,245	35,465
Commercial Industrial Real Estate	0	0	3,596
Commercial Retail Real Estate	0	3,120	20,781
Improvements and Other	14,771	17,688	18,442
	1,280,306	1,226,001	1,086,421
Deductions during year
Cost of Real Estate Sold	(10,474)	(45,575)	(3,586)
Reclassification	0	0	0
Impairment charge	(409)	(570)	(62)
Balance at close of year(1)	$1,269,423	$1,179,856	$1,082,773

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2006, 2005, and 2004, are as follows:

	(in thousands)
	2006	2005	2004

Balance at beginning of year	$118,512	$98,923	$75,639
Additions during year
Provisions for depreciation	30,585	27,605	23,758
Deductions during year
Accumulated depreciation on real estate sold	(490)	(8,016)	(474)
Balance at close of year	$148,607	$118,512	$98,923

(1)   The net basis of the Company’s real estate investments for Federal Income Tax purposes is approximately $879 million.

2006 Annual Report F-42

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2006

Schedule IV
INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

				(in thousands)
	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Int.
First Mortgage
Martin Property – Pioneer Seed	6.00%	05/01/09	Monthly/ Balloon	0	$475	$434	0
					$475	$434
Less:
Unearned Discounts						$0
Deferred Gain from Property Dispositions						0
Allowance for Loan Losses						(25)
						$409

	(in thousands)
	2006	2005	2004
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$619	$4,893	$1,183
New participations in and advances on mortgage loans		0	7,100
	619	4,893	8,283
Collections	(210)	(4,274)	(3,232)
Transferred to other assets		0	(158)
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$409	$619	$4,893

2006 Annual Report F-43