Form 10-Q
period 2006-07-31
INVESTORS REAL ESTATE TRUST
filed 2006-09-11
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2006

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter

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

Yes ☑                            No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, or accelerated filer, or a non-accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of August 31, 2006, it had 47,320,892.936 common shares of beneficial interest outstanding.

Page
Part I Financial Information
Item 1. Financial Statements - First Quarter - Fiscal 2007:..............................................................................................................................	3
Condensed Consolidated Balance Sheets (unaudited)
July 31, 2006 and April 30, 2006..............................................................................................................................................................	3
Condensed Consolidated Statements of Operations (unaudited)
For the Three Months ended July 31, 2006 and 2005..........................................................................................................................	4
Condensed Consolidated Statement of Shareholders’ Equity (unaudited)
For the Three Months ended July 31, 2006..........................................................................................................................................	5
Condensed Consolidated Statements of Cash Flows (unaudited)
For the Three Months ended July 31, 2006 and 2005..........................................................................................................................	6
Notes to Condensed Consolidated Financial Statements (unaudited)...............................................................................................	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations....................................................	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................................................................................	25
Item 4. Controls and Procedures........................................................................................................................................................................	26

Part II Other Information
Item 1. Legal Proceedings..............................................................................................................................................................................	27
Item 1A. Risk Factors.........................................................................................................................................................................................	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....................................................................................................	27
Item 3. Defaults Upon Senior Securities - None.........................................................................................................................................	27
Item 4. Submission of Matters to a Vote of Security Holders-None.......................................................................................................	27
Item 5. Other Information...............................................................................................................................................................................	27
Item 6. Exhibits.................................................................................................................................................................................................	27
Signatures.....................................................................................................................................................................................................	28

PART I

ITEM 1. FINANCIAL STATEMENTS – FIRST QUARTER – FISCAL 2007

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	July 31, 2006	April 30, 2006
ASSETS
Real estate investments
Property owned	$1,282,157	$1,269,423
Less accumulated depreciation	(155,779)	(148,607)
	1,126,378	1,120,816
Undeveloped land	4,031	5,175
Mortgage loans receivable, net of allowance	416	409
Total real estate investments	1,130,825	1,126,400
Other assets
Cash and cash equivalents	19,956	17,485
Marketable securities – available-for-sale	1,549	2,402
Receivable arising from straight-lining of rents, net of allowance	9,701	9,474
Accounts receivable, net of allowance	2,810	2,364
Real estate deposits	1,646	1,177
Prepaid and other assets	1,875	436
Intangible assets, net of accumulated amortization	24,972	26,449
Tax, insurance, and other escrow	7,169	8,893
Property and equipment, net	1,485	1,506
Goodwill	1,441	1,441
Deferred charges and leasing costs, net	9,859	9,288
TOTAL ASSETS	$1,213,288	$1,207,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$21,225	$24,223
Notes payable	6,500	3,500
Mortgages payable	776,305	765,890
Investment certificates issued	1,764	2,451
Other	1,010	1,075
TOTAL LIABILITIES	806,804	797,139

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	16,342	16,403
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	102,258	104,213
(13,631,659 units at July 31, 2006 and 13,685,522 units at April 30, 2006)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2006 and April 30, 2006, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 47,319,709 shares issued and outstanding at July 31, 2006 and 46,915,352 shares issued and outstanding at April 30, 2006)	342,912	339,384
Accumulated distributions in excess of net income	(82,302)	(77,093)
Accumulated other comprehensive loss	(43)	(48)
Total shareholders’ equity	287,884	289,560
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,213,288	$1,207,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2006 and 2005

	Three Months Ended July 31
	(in thousands, except per share data)
	2006	2005
REVENUE
Real estate rentals	$36,779	$33,908
Tenant reimbursement	8,006	7,375
TOTAL REVENUE	44,785	41,283
OPERATING EXPENSE
Interest	13,077	12,378
Depreciation/amortization related to real estate investments	10,024	9,172
Utilities	2,915	2,875
Maintenance	5,043	5,044
Real estate taxes	5,379	4,961
Insurance	579	667
Property management expenses	3,296	3,134
Administrative expense	908	916
Advisory and trustee services	72	48
Other operating expenses	285	292
Amortization related to non-real estate investments	218	146
Loss on impairment of real estate investments	330	0
TOTAL OPERATING EXPENSE	42,126	39,633
Operating income	2,659	1,650
Non-operating income	279	202
Income before minority interest and discontinued operations and gain on sale of other investments	2,938	1,852
Gain on sale of other investments	0	1
Minority interest portion of operating partnership income	(533)	(270)
Minority interest portion of other partnerships’ income (loss)	12	(78)
Income from continuing operations	2,417	1,505
Discontinued operations, net	696	167
NET INCOME	3,113	1,672
Dividends to preferred shareholders	(593)	(593)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,520	$1,079
Earnings per common share from continuing operations	$.04	$.02
Earnings per common share from discontinued operations	.01	.00
NET INCOME PER COMMON SHARE – BASIC and DILUTED	$.05	$.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the three months ended July 31, 2006

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY

Balance May 1, 2006	1,150	$27,317	46,915	$339,384	$(77,093)	$(48)	$289,560
Comprehensive Income
Net income					3,113		3,113
Unrealized gain on securities available-for- sale						5	5
Total comprehensive income							3,118
Distributions – common shares					(7,729)		(7,729)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			334	2,914			2,914
Sale of shares			17	155			155
Redemption of units for common shares			54	464			464
Fractional shares repurchased				(5)			(5)
Balance July 31, 2006	1,150	$27,317	47,320	$342,912	$(82,302)	$(43)	$287,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2006 and 2005

	(in thousands)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,113	$1,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,443	9,624
Minority interest portion of income	721	396
Gain on sale of real estate, land and other investments	(820)	(1)
Interest reinvested in investment certificates	0	42
Loss on impairment of real estate investments	330	0
Bad debt expense, net of recoveries	65	13
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(237)	(394)
Increase in accounts receivable	(513)	(1,085)
Increase in prepaid and other assets	(1,439)	(1,005)
Decrease in tax, insurance and other escrow	1,724	1,660
Increase in deferred charges and leasing costs	(1,020)	(577)
Decrease in accounts payable, accrued expenses and other liabilities	(2,998)	(2,446)
Net cash provided by operating activities	9,367	7,899
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities – available-for-sale	875	88
Proceeds/payments of real estate deposits	(469)	1,564
Principal proceeds on mortgage loans receivable	6	194
Purchase of marketable securities – available-for-sale	(16)	(12)
Proceeds from sale of real estate and other investments	4,915	0
Payments for acquisitions and improvements of real estate investments	(17,387)	(23,032)
Net cash used by investing activities	(12,076)	(21,198)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	155	67
Proceeds from mortgages payable	30,200	30,200
Proceeds from notes payable	15,500	0
Repurchase of fractional shares and minority interest units	(5)	(1)
Distributions paid to common shareholders, net of reinvestment	(4,999)	(4,565)
Distributions paid to preferred shareholders	(593)	(593)
Distributions paid to unitholders of operating partnership	(2,039)	(1,909)
Distributions paid to other minority partners	(49)	0
Redemption of investment certificates	(686)	(687)
Principal payments on mortgages payable	(19,786)	(4,721)
Principal payments on notes payable and other debt	(12,518)	(20)
Net cash provided by financing activities	5,180	17,771
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,471	4,472
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,485	23,538
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,956	$28,010

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2006 and 2005

	(in thousands)
	2006	2005
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$2,730	$2,586
UPREIT distribution reinvestment plan	184	223
Assets acquired through the issuance of minority interest units in the operating partnership	0	1,083
Operating partnership units converted to shares	464	176
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	13,039	12,046
Interest on investment certificates	56	74
Interest on margin account and other	102	54
	$13,197	$12,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2006 and 2005

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of July 31, 2006, IRET owned 67 multi-family residential properties with 8,840 apartment units and 146 commercial properties, consisting of office, medical, industrial and retail properties, totaling 8.8 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 77.6% as of July 31, 2006, and 77.4% as of April 30, 2006, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, filed with the SEC.

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

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2006 and 2005:

	Three Months Ended July 31
	(in thousands, except per share data)
	2006	2005
NUMERATOR
Income from continuing operations	$2,417	$1,505
Discontinued operations, net	696	167
Net income	3,113	1,672
Dividends to preferred shareholders	(593)	(593)
Numerator for basic earnings per share – net income available to common shareholders	2,520	1,079
Minority interest portion of operating partnership income	733	318
Numerator for diluted earnings per share	$3,253	$1,397
DENOMINATOR
Denominator for basic earnings per share weighted average shares	47,043	45,224
Effect of dilutive securities – convertible operating partnership units	13,762	13,250
Denominator for diluted earnings per share	60,805	58,474

Earnings per common share from continuing operations – basic and diluted	$.04	$.02
Earnings per common share from discontinued operations – basic and diluted	.01	.00
NET INCOME PER COMMON SHARE – BASIC and DILUTED	$.05	$.02

NOTE 4 • SHAREHOLDERS’ EQUITY

During the three months ended July 31, 2006, the Company issued approximately 333,788 common shares, pursuant to the Company’s distribution reinvestment plan, for total value of approximately $2.9 million. In addition, as of July 31, 2006, approximately 53,866 Units have been converted to common shares during fiscal year 2007, with a total value of $463,838 included in shareholders’ equity.

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

The revenues, expenses and profit (loss) for these reportable segments are summarized as follows as of and for the three-month periods ended July 31, 2006 and 2005, along with reconciliations to the condensed consolidated financial statements:

Three Months Ended July 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$16,344	$14,828	$8,450	$1,735	$3,428	$44,785
Expenses
Mortgage interest	4,508	3,830	2,799	559	1,011	12,707
Depreciation related to real estate investments	2,957	3,884	2,036	395	692	9,964
Utilities	1,360	1,069	397	7	82	2,915
Maintenance	2,367	1,758	608	55	255	5,043
Real estate taxes	1,814	2,237	601	198	529	5,379
Insurance	285	162	70	18	44	579
Property management	1,920	745	434	28	169	3,296
Total segment expense	15,211	13,685	6,945	1,260	2,782	39,883
Segment operating profit	$1,133	$1,143	$1,505	$475	$646	4,902
Reconciliation to consolidated operations
Interest discounts and fee revenue						279
Amortization and other interest expense						(370)
Depreciation – furniture and fixtures						(60)
Administrative, advisory and trustee fees						(980)
Operating expenses						(285)
Amortization related to non-real estate investments and related party costs						(218)
Loss on impairment (commercial-retail segment) *						(330)
Income before minority interest and discontinued operations and gain on sale of other investments						$2,938

*      During the first quarter ended July 31, 2006, impairment testing indicated that the fair market value of two of the Company’s commercial retail properties was less than net book value. Accordingly, the Company recorded a loss of $330,000 due to the impairment of these two properties.

Three Months Ended July 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$15,409	$13,957	$6,856	$1,565	$3,496	$41,283
Expenses
Mortgage interest	4,591	3,564	2,252	566	1,031	12,004
Depreciation related to real estate investments	2,890	3,626	1,542	387	669	9,114
Utilities	1,423	1,086	264	11	91	2,875
Maintenance	2,400	1,773	503	36	332	5,044
Real estate taxes	1,829	1,947	540	202	443	4,961
Insurance	363	168	68	20	48	667
Property management	1,955	589	408	34	148	3,134
Total segment expense	15,451	12,753	5,577	1,256	2,762	37,799
Segment operating profit	$(42)	$1,204	$1,279	$309	$734	3,484
Reconciliation to consolidated operations
Interest discounts and fee revenue						202
Amortization and other interest expense						(374)
Depreciation – furniture and fixtures						(58)
Administrative, advisory and trustee fees						(964)
Operating expenses						(292)
Amortization related to non-real estate investments and related party costs						(146)
Income before minority interest and discontinued operations and gain on sale of other investments						$1,852

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of and for the three month period ended July 31, 2006, and for the fiscal year ended April 30, 2006, along with reconciliations to the condensed consolidated financial statements:

July 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$462,196	$384,523	$261,977	$59,681	$113,780	$1,282,157
Less accumulated depreciation	(82,107)	(34,656)	(19,730)	(7,004)	(12,282)	(155,779)
Total property owned	$380,089	$349,867	$242,247	$52,677	$101,498	1,126,378
Cash and cash equivalents						19,956
Marketable securities						1,549
Receivables and other assets						60,958
Undeveloped land						4,031
Mortgage receivables						416
Total Assets						$1,213,288

April 30, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$452,251	$383,280	$263,300	$59,583	$111,009	$1,269,423
Less accumulated depreciation	(79,150)	(32,193)	(18,954)	(6,625)	(11,685)	(148,607)
Total property owned	$373,101	$351,087	$244,346	$52,958	$99,324	1,120,816
Cash and cash equivalents						17,485
Marketable securities						2,402
Receivables and other assets						61,028
Undeveloped land						5,175
Mortgage receivables						409
Total Assets						$1,207,315

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

Purchase Options. The Company has granted options to purchase certain Company properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of July 31, 2006, the total property cost of the 17 properties subject to purchase options was approximately $113.9 million, and the gross rental revenue from these properties was approximately $2.8 million for the three months ended July 31, 2006.

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

Pending Acquisitions and Dispositions.  As of July 31, 2006, the Company had signed purchase agreements to acquire two small parcels of vacant land in Minnesota and Wisconsin, respectively, for purchase prices totaling $875,000; an apartment complex in Rochester, Minnesota, for a purchase price of approximately $15.5 million; and an office portfolio comprised of nine properties consisting of fifteen buildings located in Omaha, Nebraska; Maryland Heights, Missouri; Leawood, Kansas; Eden Prairie, Minnesota and Woodbury, Minnesota, for a purchase price of approximately $140.8 million (the “Magnum Portfolio”).  The Company closed on its purchase of the vacant land in Wisconsin in August 2006.  See Note 9, Subsequent Events, for additional information.  The Company expects to close on its purchase of the Magnum Portfolio on or about September 15, 2006, and on its purchase of the apartment complex in Rochester, Minnesota, and the parcel of vacant land in Minnesota, in September 2006.  However, these pending acquisitions are subject to certain closing conditions and contingencies, and no assurances can be given that these transactions will be consummated.  During the first quarter of fiscal year 2007, the Company signed a lease agreement with Allina Health Systems obligating the Company to construct an approximately 10,800 square foot, build-to-suit medical facility to be leased by Allina.  The facility will be built on a parcel of vacant land in St. Michael, Minnesota acquired by the Company during the quarter.  The Company expects construction of this facility to be completed during the fourth quarter of fiscal year 2007, for total project costs of approximately $3,000,000.

During the first quarter of fiscal year 2007, the Company signed agreements for the sale of one office property located in Greenwood, Minnesota; two apartment complexes, located in Boise, Idaho and Fargo, North Dakota, respectively, and  five small retail properties and a small parcel of vacant land located in Minnesota, for sale prices totaling approximately $15.5 million.  The Company closed on its sales of three of these properties in August 2006.   See Note 9, Subsequent Events, for additional information.  The Company expects to close on the remaining sales in the second and third quarters of the Company’s fiscal year 2007.  However, these pending dispositions are subject to certain closing conditions and contingencies, and no assurances can be given that these transactions will be consummated.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of July 31, 2006 or April 30, 2006. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months ended July 31, 2006 and 2005:

	Three Months	Three Months
	Ended July 31	Ended July 31
	(in thousands)	(in thousands)
	2006	2005
REVENUE
Real estate rentals	$118	$397
Tenant reimbursements	0	73
Total Revenue	118	470
OPERATING EXPENSE
Interest	18	79
Depreciation/amortization	24	72
Utilities	0	4
Maintenance	0	51
Real estate taxes	0	41
Insurance	0	2
Property management expense	0	5
Operating expenses	0	1
Total operating expense	42	255
Operating income (loss)	76	215
Non-operating income	0	0
Income (loss) before minority interest and gain on sale	76	215
Minority interest	(200)	(48)
Gain on sale of discontinued operations	820	0
Discontinued operations, net	$696	$167

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During Three Months Ended July 31, 2006:

During the three months ended July 31, 2006, IRET acquired a small retail property and also completed construction on an additional commercial retail property. The Company also acquired two parcels of vacant land, an apartment complex and a senior housing complex with adjoining land for a total purchase price of $13,294,000, excluding closing costs.  The Company disposed of an assisted living facility and a small retail property during the first quarter of fiscal year 2007.

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property-Retail
Dakota West Plaza – Minot, ND	$625
*Weston Walgreens – Weston, WI	2,144

Multi-Family Residential
Arbors Apartments – Sioux City, NE	7,000

Commercial Property-Medical (Assisted Living)
Fox River Cottages – Grand Chute, WI	3,200

Vacant Land
Monticello Parcel – Monticello, MN	5
St. Michaels Undeveloped – St. Michael, MN	320

Total Property Acquisitions	$13,294

Dispositions

	(in thousands)
	Sale Price	Book Value and Sales Cost	Gain/Loss
Commercial Property-Medical (Assisted Living)
Wedgewood Sweetwater – Lithia Springs, GA	$4,550	$3,823	$727

Commercial Property-Retail
Moundsview Bakery – Mounds View, MN	380	287	93

Total Property Dispositions	$4,930	$4,110	$820

*      Development property placed in service May 1, 2006.

NOTE 9 • SUBSEQUENT EVENTS

Acquisitions and Dispositions.  The Company closed on its acquisition of a small parcel of vacant land in Weston, Wisconsin in August 2006, for a purchase price of $800,000.  Also in August 2006, the Company closed on its sale of a small office building in Greenwood, Minnesota, a convenience store in Howard Lake, Minnesota and an apartment complex in Boise, Idaho for sale prices totaling approximately $6 million.

Common and Preferred Share Distributions. On August 22, 2006, the Company’s Board of Trustees declared a regular quarterly distribution of 16.50 cents per share on the Company’s common shares and Units, payable October 2, 2006, to common shareholders and Unitholders of record on September 15, 2006. The Company’s Board of Trustees also declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable October 2, 2006, to preferred shareholders of record on September 15, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2006, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2006, our real estate portfolio consisted of 67 multi-family residential properties containing 8,840 apartment units and having a total real estate investment amount (net of accumulated depreciation) of $380.1 million, and 146 commercial properties containing approximately 8.8 million square feet of leasable space and having a total real estate investment amount (net of accumulated depreciation) of $746.3 million. Our commercial properties consist of:

•   56 office properties containing approximately 3.8 million square feet of leasable space and having a total real estate investment amount (net of accumulated depreciation) of $349.9 million;

•   33 medical properties (including assisted living facilities) containing approximately 1.7 million square feet of leasable space and having a total real estate investment amount (net of accumulated depreciation) of $242.2 million;

•   11 industrial properties (including miscellaneous commercial properties) containing approximately 1.8 million square feet of leasable space and having a total real estate investment amount (net of accumulated deprecation) of $52.7 million; and

•   46 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount (net of accumulated depreciation) of $101.5 million.

Our primary source of income and cash is rents associated with multi-family residential and commercial leases. Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We intend to continue to achieve our business objective by investing in multi-family residential properties and in office, industrial, retail and medical commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Idaho, Iowa, Kansas, Michigan, Texas and Wisconsin.

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

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first quarter of fiscal year 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly will be effective for the Company on May 1, 2007.  We are currently evaluating the impact of adopting this Interpretation, but we do not believe it will have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005

Throughout this section, we have provided certain information on a “stabilized property” basis. Information provided on a stabilized property basis is provided only for those properties owned for the entirety of both periods being compared, and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold, and properties under development during the periods being compared, are excluded from our stabilized property analysis. Results presented on a stabilized property basis are not determined in accordance with GAAP; see the section of this report entitled “Results on a ‘Stabilized Property’ Basis” below for a statement of the reasons management believes that presenting certain information on a stabilized property basis is useful to investors.

REVENUES

Total IRET revenues for the first quarter of fiscal year 2007 were $44.8 million, compared to $41.3 million received in the first quarter of the prior fiscal year. This is an increase of $3.5 million or 8.5%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during the fiscal year 2006, as well as other factors shown by the following analysis:

(in thousands)
Increase in Total Revenue Three Months ended
July 31, 2006
Rent in Fiscal 2007 from 15 properties acquired in Fiscal 2006 in excess of that received in Fiscal 2006 from the same 15 properties	$2,375
Rent from 4 properties acquired in Fiscal 2007	113
Increase in rental income on existing properties	1,179
Decrease in straight-line rents	(165)
Net increase in total revenue	$3,502

SEGMENT EXPENSES AND OPERATING PROFIT

The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the three months ended July 31, 2006, as compared to the three months ended July 31, 2005. For a reconciliation of segment revenues, profit (loss) and assets to the condensed consolidated financial statements, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

Three Months Ended July 31

	(in thousands)
	2006	2005	Change	%Change
Multi-Family Residential
Real estate revenue	$16,344	$15,409	$935	6.1%
Expenses
Mortgage interest	4,508	4,591	(83)	(1.8%)
Depreciation and amortization	2,957	2,890	67	2.3%
Utilities	1,360	1,423	(63)	(4.4%)
Maintenance	2,367	2,400	(33)	(1.4%)
Real estate taxes	1,814	1,829	(15)	(0.8%)
Insurance	285	363	(78)	(21.5%)
Property management	1,920	1,955	(35)	(1.8%)
Total expenses	15,211	15,451	(240)	(1.6%)
Property Segment operating profit	$1,133	$(42)	$1,175	2,797.6%

	(in thousands)
	2006	2005	Change	%Change
Commercial-Office
Real estate revenue	$14,828	$13,957	$871	6.2%
Expenses
Mortgage interest	3,830	3,564	266	7.5%
Depreciation and amortization	3,884	3,626	258	7.1%
Utilities	1,069	1,086	(17)	(1.6%)
Maintenance	1,758	1,773	(15)	(0.8%)
Real estate taxes	2,237	1,947	290	14.9%
Insurance	162	168	(6)	(3.6%)
Property management	745	589	156	26.5%
Total expenses	13,685	12,753	932	7.3%
Property Segment operating profit	$1,143	$1,204	$(61)	(5.1%)

	(in thousands)
	2006	2005	Change	%Change
Commercial-Medical
Real estate revenue	$8,450	$6,856	$1,594	23.2%
Expenses
Mortgage interest	2,799	2,252	547	24.3%
Depreciation and amortization	2,036	1,542	494	32.0%
Utilities	397	264	133	50.4%
Maintenance	608	503	105	20.9%
Real estate taxes	601	540	61	11.3%
Insurance	70	68	2	2.9%
Property management	434	408	26	6.4%
Total expenses	6,945	5,577	1,368	24.5%
Property Segment operating profit	$1,505	$1,279	$226	17.7%

	(in thousands)
	2006	2005	Change	%Change
Commercial-Industrial
Real estate revenue	$1,735	$1,565	$170	10.9%
Expenses
Mortgage interest	559	566	(7)	(1.2%)
Depreciation and amortization	395	387	8	2.1%
Utilities	7	11	(4)	(36.4%)
Maintenance	55	36	19	52.8%
Real estate taxes	198	202	(4)	(2.0%)
Insurance	18	20	(2)	(10.0%)
Property management	28	34	(6)	(17.6%)
Total expenses	1,260	1,256	4	0.3%
Property Segment operating profit	$475	$309	$166	53.7%

	(in thousands)
	2006	2005	Change	%Change
Commercial-Retail
Real estate revenue	$3,428	$3,496	$(68)	(1.9%)
Expenses
Mortgage interest	1,011	1,031	(20)	(1.9%)
Depreciation and amortization	692	669	23	3.4%
Utilities	82	91	(9)	(9.9%)
Maintenance	255	332	(77)	(23.2%)
Real estate taxes	529	443	86	19.4%
Insurance	44	48	(4)	(8.3%)
Property management	169	148	21	14.2%
Total expenses	2,782	2,762	20	0.7%
Property Segment operating profit	$646	$734	$(88)	(12.0%)

FACTORS IMPACTING NET INCOME:

Our results during the first three months of fiscal year 2007 compared to the first quarter of fiscal year 2006 show continued overall improvement in both occupancy levels and rental revenues.  Economic occupancy rates in each of our five segments increased or were stable compared to the year-earlier period, and real estate revenue increased in the first three months of fiscal year 2007 compared to the year-earlier period in all of our reportable segments except for commercial retail. Our maintenance and administrative expenses decreased slightly during the first quarter of fiscal year 2007 compared to the same period in fiscal year 2006.  Net income increased to $3,113,000 during the first three months of fiscal year 2007 compared to $1,672,000 in the first three months of fiscal year 2006, an increase of 86.2%.  Revenue increases in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006 were offset somewhat by increases in utility and mortgage interest expense, and by a continued increase in the level of tenant concessions.

•     Economic Occupancy and Concessions.  Economic occupancy rates on a stabilized property basis improved or remained stable in each of our five reportable segments in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006:

	Three Months Ended July 31:
	2006	2005	Change
Multi-Family Residential	92.9%	90.4%	2.5%
Commercial Office	91.7%	91.7%	0.0%
Commercial Medical	96.3%	94.5%	1.8%
Commercial Industrial	91.7%	86.6%	5.1%
Commercial Retail	88.1%	88.0%	0.1%

While economic occupancy levels in our five reportable segments improved or remained stable this quarter, our level of tenant concessions continued to increase.  To maintain physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties.  We estimate that rent concessions offered during the three months ended July 31, 2006 lowered our operating revenues by approximately $1.5 million, as compared to an estimated approximately $1.3 million reduction in operating revenues attributable to rent concessions offered in the three months ended July 31, 2005.

During the first quarter of fiscal year 2007, we have seen an improvement in results at our multi-family residential properties as interest rates on home mortgage loans have risen, slowing demand for single-family homes among prospective home buyers.  We have also seen during this period an increase in demand for industrial space and medical office space.  Despite some positive economic developments during the quarter, however, we have yet to see a significant increase in demand for commercial office or retail space, and our expectation is that demand in IRET’s markets for our office and retail locations will improve only slightly through the second quarter of fiscal year 2007.

•     Decreased Maintenance Expense.  The maintenance expense category decreased by approximately $1,000 or .1% for the three months ended July 31, 2006, compared to the corresponding period in fiscal year 2006, to $5.043 million from $5.044 million.   Of the maintenance costs for the three months ended July 31, 2006, $239,000 or 4.7% is attributable to new real estate acquired in fiscal year 2006 and 2007.  Maintenance costs at our existing real estate assets decreased by $240,000, or 4.8%, in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006.

•     Increased Utility Expense.  Utility expenses at properties newly acquired in fiscal year 2006 and 2007 added $144,000 to the utility expenses category, while utility expenses at existing properties decreased by $104,000, resulting in a net increase in utility expenses of $40,000 in the first quarter of fiscal year 2007, a 1.4% increase over utility expenses in the first quarter of fiscal year 2006.

•     Decreased Administrative and Operating Expense.  Administrative and operating expenses decreased by $15,000, or 1.2%, for the three months ended July 31, 2006, as compared to the corresponding period of fiscal year 2006, primarily because of a decrease in expenditures for Sarbanes-Oxley Act compliance.  We added two employees in the first quarter of fiscal year 2007.

•     Increased Mortgage Interest Expense.  Our mortgage debt increased $10.4 million, or 1.4%, to $776.3 million as of July 31, 2006, compared to $765.9 million on April 30, 2006.  Our mortgage interest expense increased by $703,000, or 5.9%, for the three months ended July 31, 2006.  Of the increased mortgage interest expense for the three months ended July 31, 2006, $840,000 or 7.0% is attributable to the addition of new real estate acquired in fiscal years 2006 and 2007, while mortgage interest expense declined $137,000, or 1.1%, at our existing real estate assets.  Our overall weighted average interest rate on all outstanding mortgage debt is 6.57% as of July 31, 2006, compared to 6.04% as of July 31, 2005.

RESULTS ON A “STABILIZED PROPERTY” BASIS

The following table presents results on a stabilized property basis for the three months ended July 31, 2006 and 2005, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties. Property Segment Operating Profit should not be considered as an alternative to operating net income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

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

	(in thousands)
	For the Three Months
	Ended July 31,
	2006	2005	% Change
Multi-family residential
Real Estate Revenue	$16,206	$15,371	5.4%
Expenses:
Mortgage interest	4,507	4,591	(1.8%)
Depreciation and amortization	2,927	2,874	1.8%
Utilities	1,353	1,420	(4.7%)
Maintenance	2,358	2,398	(1.7%)
Real estate taxes	1,795	1,814	(1.0%)
Insurance	283	362	(21.8%)
Property management	1,913	1,951	(1.9%)
Total expenses	15,136	15,410	(1.8%)
Property segment operating profit	$1,070	$(39)	2,843.6%

Commercial – office
Real Estate Revenue	$13,823	$13,957	(1.0%)
Expenses:
Mortgage interest	3,609	3,564	1.3%
Depreciation and amortization	3,528	3,626	(2.7%)
Utilities	1,016	1,086	(6.4%)
Maintenance	1,620	1,772	(8.6%)
Real estate taxes	2,076	1,947	6.6%
Insurance	150	167	(10.2%)
Property management	687	589	16.6%
Total expenses	12,686	12,751	(0.5%)
Property segment operating profit	$1,137	$1,206	(5.7%)

Commercial – medical
Real Estate Revenue	$6,541	$6,310	3.7%
Expenses:
Mortgage interest	2,184	2,252	(3.0%)
Depreciation and amortization	1,379	1,361	1.3%
Utilities	300	253	18.6%
Maintenance	453	441	2.7%
Real estate taxes	471	458	2.8%
Insurance	64	65	(1.5%)
Property management	380	374	1.6%
Total expenses	5,231	5,204	0.5%
Property segment operating profit	$1,310	$1,106	18.4%

Commercial – Industrial
Real Estate Revenue	$1,736	$1,565	10.9%
Expenses:
Mortgage interest	559	566	(1.2%)
Depreciation and amortization	395	387	2.1%
Utilities	7	11	(36.4%)
Maintenance	55	36	52.8%
Real estate taxes	198	202	(2.0%)
Insurance	18	20	(10.0%)
Property management	28	34	(17.6%)
Total expenses	1,260	1,256	0.3%
Property segment operating profit	$476	$309	54.0%

Commercial – Retail
Real Estate Revenue	$3,381	$3,496	(3.3%)

	(in thousands)
	For the Three Months
	Ended July 31,
	2006	2005	% Change
Commercial – Retail – continued
Expenses:
Mortgage interest	1,009	1,031	(2.1%)
Depreciation and amortization	665	669	(0.6%)
Utilities	82	91	(9.9%)
Maintenance	253	332	(23.8%)
Real estate taxes	522	443	17.8%
Insurance	44	48	(8.3%)
Property management	168	148	13.5%
Total expenses	2,743	2,762	(0.7%)
Property segment operating profit	$638	$734	(13.1%)
Total Stabilized Segment Operating Profit	$4,631	$3,316	39.7%

Reconciliation to Segment Operating Profit
Real Estate Revenue - Non-Stabilized	$3,098	$584
Expenses - Non-Stabilized
Mortgage interest	$839	$0
Depreciation and amortization	1,070	197
Utilities	157	14
Maintenance	304	65
Real estate taxes	317	97
Insurance	20	5
Property management	120	38
Total Segment Operating Profit	$4,902	$3,484

Reconciliation to consolidated operations
Interest discounts and fee revenue	$279	$202
Other interest expense	(370)	(374)
Depreciation - furniture and fixtures	(60)	(58)
Administrative, advisory and trustee fees	(980)	(964)
Operating expenses	(285)	(292)
Amortization	(218)	(146)
Loss on impairment	(330)	0
Income before minority interest and discontinued operations and gain on sale of other investments	$2,938	$1,852

ECONOMIC OCCUPANCY RATES

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period.  Percentage rents and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues. The following tables compare economic occupancy rates on a “stabilized property” basis for the three months ended July 31, 2006 and 2005:

Three Months Ended July 31:

	(in thousands)
	2006	2005	Change
Multi-Family Residential	92.9%	90.4%	2.5%
Commercial-Office	91.7%	91.7%	0.0%
Commercial-Medical	96.3%	94.5%	1.8%
Commercial-Industrial	91.7%	86.6%	5.1%
Commercial-Retail	88.1%	88.0%	0.1%

CREDIT RISK

The following table lists our top ten commercial tenants on July 31, 2006, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the first quarter of fiscal year 2007.

% of Total Commercial
Segment Minimum Rents
Lessee	as of July 31, 2006
Edgewood Living Communities, Inc.	7.8%
St. Lukes	4.8%
Best Buy	2.9%
Healtheast - Woodbury & Maplewood	2.3%
Allina Health	2.3%
Microsoft Great Plains	2.1%
Smurfit - Stone Container Corporation	2.0%
Nebraska Orthopaedic Hospital	1.9%
Wilson's The Leather Experts, Inc.	1.7%
Alliant Techsystems	1.7%
All Others	70.5%
Total Monthly Rent as of July 31, 2006	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the three months ended July 31, 2006, IRET acquired a small retail property and also completed construction on an additional commercial retail property. The Company also acquired two parcels of vacant land, an apartment complex and a senior housing complex with adjoining land for a total purchase price of $13,294,000, excluding closing costs.  The Company disposed of an assisted living facility and a small retail property during the first quarter of fiscal year 2007.

Acquisitions and Dispositions During Three Months Ended July 31, 2006:

Acquisitions

(in thousands)
Acquisition Cost
Commercial Property-Retail
Dakota West Plaza - Minot, ND	$625
*Weston Walgreens – Weston, WI	2,144

Multi-Family Residential
Arbors Apartments - Sioux City, NE	7,000

Commercial Property-Medical (Assisted Living)
Fox River Cottages - Grand Chute, WI	3,200

Vacant Land
Monticello Parcel - Monticello, MN	5
St. Michaels Undeveloped – St. Michael, MN	320

Total Property Acquisitions	$13,294

Dispositions

	(in thousands)
	Sale Price	Book Value and Sales Cost	Gain/Loss
Commercial Property-Medical (Assisted Living)
Wedgewood Sweetwater - Lithia Springs, GA	$4,550	$3,823	$727

Commercial Property-Retail
Moundsview Bakery - Mounds View, MN	380	287	93

Total Property Dispositions	$4,930	$4,110	$820

*      Development property placed in service May 1, 2006.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005

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

FFO applicable to common shares and Units for the three months ended July 31, 2006 increased to $12.6 million, compared to $10.7 million for the comparable period ended July 31, 2005, an increase of 17.8%.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended July 31,	2006				2005
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$3,113		$		$1,672		$
Less dividends to preferred shareholders	(593)				(593)
Net income available to common shareholders	2,520	47,043.05			1,079	45,224.02
Adjustments:
Minority interest in earnings of Unitholders	733	13,762			318	13,250
Depreciation and Amortization (1)	10,205				9,332
Gains on depreciable property sales	(820)				(1)
Funds from operations applicable to common shares and Units	$12,638	60,805		$.21	$10,728	58,474		$.18

(1)   Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investment and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $10,242 and $9,318, and depreciation/amortization from Discontinued Operations of $24 and $72,  less corporate-related depreciation and amortization on office equipment and other assets of $61 and $58, for the three months ended July 31, 2006 and July 31, 2005, respectively.

(2)   UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)   Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

DISTRIBUTIONS

The following distribution per common share and unit were paid during the three months ended July 31 of fiscal years 2007 and 2006:

Three months ended	July 31, 2006	July 31, 2005
	$.1645	$.1625

In addition, during the three months ended July 31, 2006, the Company paid, on June 30, 2006, a distribution of 51.56 cents per share on the Company’s 1,150,000 preferred shares of beneficial interest (issued April 26, 2004), to preferred shareholders of record on June 15, 2006.

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

SOURCES AND USES OF CASH

As of July 31, 2006, the Company had three unsecured lines of credit, each in the amount of $10.0 million, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had $6.5 million borrowed on the First International Bank and Trust line of credit as of July 31, 2006. Borrowings under the lines of credit bear interest based on the following for each of the lines of credit described above: (1) Wall Street Journal prime rate, or Libor plus 2.30% for periods of 90 days or more, (2) Wall Street Journal prime rate, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank and First Western Bank expire in September 2006 and October 2006, respectively.  The Company’s line of credit with First International Bank and Trust expires in December 2006. The Company will seek to renew each of these three lines of credit prior to their expiration.

The issuance of UPREIT Units for property acquisitions continues to be a potential source of capital for the Company. In the first quarter of fiscal year 2007, no Units were issued in connection with property acquisitions, compared to 106,693 Units issued in connection with property acquisitions during the first quarter of fiscal year 2006.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 333,788 common shares under its DRIP during the first quarter of fiscal year 2007.

Cash and cash equivalents on July 31, 2006 totaled $20.0 million, compared to $28.0 million on July 31, 2005. The decrease of $8.0 million in cash and cash equivalents was due to the following: net cash provided by operating activities increased to $9.4 million in the first quarter of fiscal year 2007, from $7.9 million in the first quarter of fiscal year 2006; net cash used for investing activities decreased by $9.1 million, primarily due to proceeds from sales of properties and less cash used for acquisitions compared to the first quarter of fiscal year 2007; and net cash provided by financing activities decreased to $5.2 million during the first quarter of fiscal year 2007 from $17.8 million in the first quarter of fiscal year 2006. Net cash provided by financing activities was lower in the first three months of fiscal year 2007 due primarily to increased principal payments on mortgage payable, note payable and other debt.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $776.3 million on July 31, 2006, due to new debt placed on new and existing properties, from $765.9 million on April 30, 2006. Approximately 97% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of July 31, 2006, the weighted average rate of interest on the Company’s mortgage debt was 6.57%, compared to 6.03% on April 30, 2006.

Real Estate Owned. Real estate owned increased to $1,282.2 million at July 31, 2006 from $1,269.4 million at April 30, 2006. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Certificates. The Company discontinued the issuance of investment certificates in April 2002. As of July 31, 2006, investment certificates outstanding totaled $1.8 million, compared to $2.5 million of such certificates outstanding on April 30, 2006. This decrease resulted from the redemption of maturing investment certificates during the three months ended July 31, 2006.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2006 were $20.0 million, compared to $17.5 million on April 30, 2006. The increase in cash on hand on July 31, 2006, as compared to April 30, 2006, was due primarily to the refinancing of mortgage debt.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $1.5 million on July 31, 2006 and 2.4 million on April 30, 2006. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership decreased to 13.6 million Units on July 31, 2006, compared to 13.7 million Units outstanding on April 30, 2006. This decrease resulted primarily from Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2006 totaled 47.3 million, compared to 46.9 million outstanding on April 30, 2006. This increase in common shares outstanding was primarily due to the issuance of common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 333,788 common shares issued on July 1, 2006, for total value of $2.9 million. Conversions of 53,866 UPREIT Units to common shares, for a total of $463,838 in shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the three months ended July 31, 2006. Preferred shares of beneficial interest outstanding on July 31, 2006 and April 30, 2006 totaled 1.15 million.

PENDING ACQUISITIONS AND DISPOSITIONS

As of July 31, 2006, the Company had signed purchase agreements to acquire two small parcels of vacant land in Minnesota and Wisconsin, respectively, for purchase prices totaling $875,000; an apartment complex in Rochester, Minnesota, for a purchase price of approximately $15.5 million; and an office portfolio comprised of nine properties consisting of fifteen buildings located in Omaha, Nebraska; Maryland Heights, Missouri; Leawood, Kansas; Eden Prairie, Minnesota and Woodbury, Minnesota, for a purchase price of approximately $140.8 million (the “Magnum Portfolio”).  The Company closed on its purchase of the vacant land in Wisconsin in August 2006.  See Note 9, Subsequent Events, for additional information.  The Company expects to close on its purchase of the Magnum Portfolio on or about September 15, 2006, and on its purchase of the apartment complex in Rochester, Minnesota, and the parcel of vacant land in Minnesota, in September 2006.  However, these pending acquisitions are subject to certain closing conditions and contingencies, and no assurances can be given that these transactions will be consummated. During the first quarter of fiscal year 2007, the Company signed a lease agreement with Allina Health Systems obligating the Company to construct an approximately 10,800 square foot, build-to-suit medical facility to be leased by Allina.  The facility will be built on a parcel of vacant land in St. Michael Minnesota acquired by the Company during the quarter.  The Company expects construction of this facility to be completed during the fourth quarter of fiscal year 2007, for total project costs of approximately $3,000,000.

During the first quarter of fiscal year 2007, the Company signed agreements for the sale of one office property located in Greenwood, Minnesota; two apartment complexes, located in Boise, Idaho and Fargo, North Dakota, respectively, and  five small retail properties and a small parcel of vacant land located in Minnesota, for sale prices totaling approximately $15.5 million.  The Company closed on its sales of three of these properties in August 2006.   See Note 9, Subsequent Events, for additional information.  The Company expects to close on the remaining sales in the second and third quarters of the Company’s fiscal year 2007.  However, these pending dispositions are subject to certain closing conditions and contingencies, and no assurances can be given that these transactions will be consummated.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 97% of our debt, as of July 31, 2006 (96% as of July 31, 2005), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate increases during the first quarter of fiscal year 2007 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as source of capital.  We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2006, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate	$16,045	$41,081	$43,213	$107,623	$99,763	$444,333	$752,058
Variable Rate	839	1,177	3,098	1,179	1,250	16,704	24,247
							$776,305(1)
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate	$32,023	$44,122	$42,839	$39,617	$35,220	$138,158	$331,979
Variable Rate	1,829	2,128	2,021	1,807	1,712	4,102	13,599
							$345,578(1)
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1) The weighted average interest rate on our debt as of July 31, 2006, was 6.57%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $24.2 million of variable rate indebtedness would increase our annual interest expense by $242,000.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2006.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2007, the Company issued an aggregate of 11,897 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3 is not applicable and has been omitted.

Item 4 is not applicable and has been omitted.

Item 5. Other Information.

On July 12, 2006, the Board of Trustees approved a recommendation of the Compensation Committee to increase the compensation paid to the Company’s independent trustees, retroactive to the start of fiscal year 2007.   A table setting forth the compensation levels approved by the Board of Trustees for the Company’s independent trustees for fiscal year 2007 is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Date: September 11, 2006