Form 10-Q
period 2006-10-31
INVESTORS REAL ESTATE TRUST
filed 2006-12-11
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2006

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

Yes ☑                            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐                         Accelerated filer ☑                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of December 4, 2006, it had 47,876,904 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS – SECOND QUARTER — FISCAL 2007

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	October 31, 2006	April 30, 2006
ASSETS
Real estate investments
Property owned	$1,434,922	$1,269,423
Less accumulated depreciation	(163,583)	(148,607)
	1,271,339	1,120,816
Undeveloped land	5,219	5,175
Mortgage loans receivable, net of allowance	410	409
Total real estate investments	1,276,968	1,126,400
Other assets
Cash and cash equivalents	67,872	17,485
Marketable securities – available-for-sale	1,584	2,402
Receivable arising from straight-lining of rents, net of allowance	10,844	9,474
Accounts receivable, net of allowance	3,013	2,364
Real estate deposits	4,881	1,177
Prepaid and other assets	1,592	436
Intangible assets, net of accumulated amortization	35,155	26,449
Tax, insurance, and other escrow	6,084	8,893
Property and equipment, net	1,448	1,506
Goodwill	1,441	1,441
Deferred charges and leasing costs, net	11,347	9,288
TOTAL ASSETS	$1,422,229	$1,207,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$24,547	$24,223
Revolving lines of credit	0	3,500
Mortgages payable	935,809	765,890
Investment certificates issued	791	2,451
Other	1,078	1,075
TOTAL LIABILITIES	962,225	797,139

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	16,433	16,403
MINORITY INTEREST OF UNIT HOLDERS IN OPERATING PARTNERSHIP	156,840	104,213
(19,530,120 units at October 31, 2006 and 13,685,522 units at April 30, 2006)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2006 and April 30, 2006, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 47,707,267 shares issued and outstanding at October 31, 2006, and 46,915,352 shares issued and outstanding at April 30, 2006)	346,632	339,384
Accumulated distributions in excess of net income	(87,196)	(77,093)
Accumulated other comprehensive loss	(22)	(48)
Total shareholders’ equity	286,731	289,560
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,422,229	$1,207,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months and six months ended October 31, 2006 and 2005

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2006	2005	2006	2005
REVENUE
Real estate rentals	$40,493	$35,916	$77,123	$69,678
Tenant reimbursement	8,469	7,229	16,472	14,597
TOTAL REVENUE	48,962	43,145	93,595	84,275
OPERATING EXPENSE
Interest	15,057	12,879	28,071	25,195
Depreciation/amortization related to real estate investments	11,068	9,314	21,051	18,434
Utilities	3,786	3,419	6,693	6,289
Maintenance	5,496	4,721	10,507	9,745
Real estate taxes	5,534	5,005	10,886	9,946
Insurance	585	663	1,162	1,326
Property management expenses	3,501	2,972	6,778	6,089
Administrative expense	990	912	1,897	1,829
Advisory and trustee services	68	58	140	106
Other operating expenses	335	266	615	553
Amortization related to non-real estate investments	241	164	458	311
Loss on impairment of real estate investments	190	0	520	0
TOTAL OPERATING EXPENSE	46,851	40,373	88,778	79,823
Operating income	2,111	2,772	4,817	4,452
Non-operating income	684	251	963	453
Income before minority interest and discontinued operations and gain on sale of other investments	2,795	3,023	5,780	4,905
(Loss) gain on sale of other investments	(36)	0	(36)	1
Minority interest portion of operating partnership income	(594)	(517)	(1,137)	(793)
Minority interest portion of other partnerships’ loss (income)	(37)	(105)	(25)	(183)
Income from continuing operations	2,128	2,401	4,582	3,930
Discontinued operations, net of minority interest	1,380	172	2,039	315
NET INCOME	3,508	2,573	6,621	4,245
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,915	$1,980	$5,435	$3,059
Earnings per common share from continuing operations	$.03	$.04	$.07	$.06
Earnings per common share from discontinued operations	.03	.00	.04	.01
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.06	$.04	$.11	$.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the six months ended October 31, 2006

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY

Balance May 1, 2006	1,150	$27,317	46,915	$339,384	$(77,093)	$(48)	$289,560
Comprehensive Income
Net income					6,621		6,621
Unrealized gain on securities available-for- sale						26	26
Total comprehensive income							6,647
Distributions – common shares					(15,538)		(15,538)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment plan			646	5,785			5,785
Sale of shares			19	175			175
Redemption of units for common shares			128	1,294			1,294
Fractional shares repurchased			(1)	(6)			(6)
Balance October 31, 2006	1,150	$27,317	47,707	$346,632	$(87,196)	$(22)	$286,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2006 and 2005

	(in thousands)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,621	$4,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,058	19,417
Minority interest portion of income	1,796	1,095
Gain on sale of real estate, land and other investments	(2,637)	(22)
Interest reinvested in investment certificates	0	97
Loss on impairment of real estate investments	520	0
Bad debt expense, net of recoveries	145	(25)
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,380)	(1,090)
Increase in accounts receivable	(798)	(546)
Increase in prepaid and other assets	(1,156)	(600)
Decrease in tax, insurance and other escrow	2,809	2,378
Increase in deferred charges and leasing costs	(3,100)	(1,899)
Increase (decrease) in accounts payable and accrued expenses	324	(3,000)
Net cash provided by operating activities	25,202	20,050
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities – available-for-sale	845	89
(Proceeds) payments of real estate deposits	(3,704)	2,205
Principal proceeds on mortgage loans receivable	11	200
Purchase of marketable securities – available-for-sale	0	(21)
Proceeds from sale of real estate and other investments	13,174	444
Payments for acquisitions and improvements of real estate investments	(121,287)	(68,858)
Net cash used by investing activities	(110,961)	(65,941)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	175	90
Proceeds from mortgages payable	229,014	74,876
Proceeds from revolving line of credit	15,500	0
Proceeds from minority partner	53	248
Repurchase of fractional shares and minority interest units	(6)	(2)
Distributions paid to common shareholders, net of reinvestment	(10,157)	(9,602)
Distributions paid to preferred shareholders	(1,186)	(1,186)
Distributions paid to unitholders of operating partnership	(4,237)	(3,854)
Distributions paid to other minority partners	(49)	(34)
Redemption of investment certificates	(1,660)	(1,005)
Principal payments on mortgages payable	(72,261)	(9,777)
Principal payments on revolving line of credit and other debt	(19,040)	(40)
Net cash provided by financing activities	136,146	49,714
NET INCREASE IN CASH AND CASH EQUIVALENTS	50,387	3,823
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,485	23,538
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,872	$27,361

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2006 and 2005

	(in thousands)
	2006	2005
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$5,381	$5,198
UPREIT distribution reinvestment plan	404	391
Other assets acquired	0	50
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	13,166	0
Assets acquired through the issuance of minority interest units in the operating partnership	56,791	6,762
Operating partnership units converted to shares	1,294	1,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	26,546	24,352
Interest on investment certificates	122	119
Interest other	770	72
	$27,438	$24,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2006 and 2005

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of October 31, 2006, IRET owned 67 multi-family residential properties with 8,934 apartment units and 150 commercial properties, consisting of office, medical, industrial and retail properties, totaling 9.7 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

All references to IRET or the Company refer to Investors Real Estate Trust and its consolidated subsidiaries.

NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest. All intercompany balances and transactions are eliminated in consolidation. The Company’s fiscal year ends April 30th.

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 71.0% and 77.4%, respectively, as of October 31, 2006, and April 30, 2006. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 8-K dated September 29, 2006, for the fiscal year ended April 30, 2006, filed with the SEC.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the guidance in this Bulletin.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly will be effective for the Company on May 1, 2007.  We are currently evaluating the impact of adopting this Interpretation.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months and six months ended October 31, 2006 and 2005:

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2006	2005	2006	2005
NUMERATOR
Income from continuing operations	$2,128	$2,401	$4,582	$3,930
Discontinued operations, net	1,380	172	2,039	315
Net income	3,508	2,573	6,621	4,245
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
Numerator for basic earnings per share – net income available to common shareholders	2,915	1,980	5,435	3,059
Minority interest portion of operating partnership income	1,038	595	1,771	912
Numerator for diluted earnings per share	$3,953	$2,575	$7,206	$3,971
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	47,408	45,762	47,225	45,493
Effect of dilutive securities – convertible operating partnership units	15,757	13,454	14,760	13,352
Denominator for diluted earnings per share	63,165	59,216	61,985	58,845
BASIC
Earnings per common share from continuing operations – basic and diluted	$.03	$.04	$.07	$.06
Earnings per common share from discontinued operations – basic and diluted	.03	.00	.04	.01
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.06	$.04	$.11	$.07

NOTE 4 • SHAREHOLDERS’ EQUITY

During the six months ended October 31, 2006, the Company issued approximately 645,493 common shares, pursuant to the Company’s distribution reinvestment plan, for total value of approximately $5.8 million. In addition, as of October 31, 2006, approximately 127,576 Units have been converted to common shares during fiscal year 2007, with a total value of $1.3 million included in shareholders’ equity.

NOTE 5 • SEGMENT REPORTING

IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment. Each operating segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reportable segments, and meets the aggregation criteria under SFAS 131. IRET reports its results in five segments: multi-family residential properties, and office, industrial (including miscellaneous commercial properties), retail, and medical (including assisted living facilities) properties.

The revenues, expenses and profit (loss) for these reportable segments are summarized as follows for the three and six-month periods ended October 31, 2006 and 2005, along with reconciliations to the condensed consolidated financial statements:

Three Months Ended October 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$17,140	$17,796	$8,638	$1,844	$3,544	$48,962
Expenses
Mortgage interest	4,683	4,921	2,821	561	1,047	14,033
Depreciation/amortization related to real estate investments	3,042	4,836	2,069	395	669	11,011
Utilities	1,426	1,719	519	16	106	3,786
Maintenance	2,376	2,221	645	36	218	5,496
Real estate taxes	1,790	2,582	540	95	527	5,534
Insurance	276	183	67	17	42	585
Property management	2,013	842	407	31	208	3,501
Total segment expense	15,606	17,304	7,068	1,151	2,817	43,946
Segment operating profit (loss)	$1,534	$492	$1,570	$693	$727	5,016
Reconciliation to consolidated operations
Interest, discounts and fee revenue						684
Amortization and other interest expense						(1,024)
Depreciation – furniture and fixtures						(57)
Administrative, advisory and trustee fees						(1,058)
Operating expenses						(335)
Amortization related to non-real estate investments and related party costs						(241)
Loss on impairment (commercial - retail segment)*						(190)
Income before minority interest and discontinued operations and gain on sale of other investments						$2,795

* During the second quarter ended October 31, 2006, impairment of two of the Company’s commercial retail properties occurred. Accordingly, the Company recorded a loss of $190,000 to reduce the carrying value of these properties to fair market value.

Three Months Ended October 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$15,985	$14,241	$7,899	$1,594	$3,426	$43,145
Expenses
Mortgage interest	4,597	3,724	2,665	563	1,035	12,584
Depreciation/amortization related to real estate investments	2,901	3,520	1,783	382	658	9,244
Utilities	1,614	1,251	460	15	79	3,419
Maintenance	2,078	1,745	678	38	182	4,721
Real estate taxes	1,834	1,993	557	177	444	5,005
Insurance	353	164	79	20	47	663
Property management	1,794	628	392	23	135	2,972
Total segment expense	15,171	13,025	6,614	1,218	2,580	38,608
Segment operating profit	$814	$1,216	$1,285	$376	$846	4,537
Reconciliation to consolidated operations
Interest, discounts and fee revenue						251
Amortization and other interest expense						(295)
Depreciation – furniture and fixtures						(70)
Administrative, advisory and trustee fees						(970)
Operating expenses						(266)
Amortization related to non-real estate investments and related party costs						(164)
Income before minority interest and discontinued operations and gain on sale of other investments						$3,023

Six Months Ended October 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$33,366	$32,624	$17,088	$3,579	$6,938	$93,595
Expenses
Mortgage interest	9,152	8,743	5,620	1,120	2,045	26,680
Depreciation/amortization related to real estate investments	5,977	8,714	4,104	790	1,348	20,933
Utilities	2,780	2,786	916	23	188	6,693
Maintenance	4,717	3,977	1,253	91	469	10,507
Real estate taxes	3,589	4,812	1,140	293	1,052	10,886
Insurance	559	345	137	35	86	1,162
Property management	3,917	1,586	840	60	375	6,778
Total segment expense	30,691	30,963	14,010	2,412	5,563	83,639
Segment operating profit	$2,675	$1,661	$3,078	$1,167	$1,375	9,956
Reconciliation to consolidated operations
Interest, discounts and fee revenue						963
Amortization and other interest expense						(1,391)
Depreciation – furniture and fixtures						(118)
Administrative, advisory and trustee fees						(2,037)
Operating expenses						(615)
Amortization related to non-real estate investments and related party costs						(458)
Loss on impairment (commercial - retail segment)*						(520)
Income before minority interest and discontinued operations and gain on sale of other investments						$5,780

* During the six months ended October 31, 2006, impairment of four of the Company’s commercial retail properties occurred. Accordingly, the Company recorded a loss of $520,000 to reduce the carrying value of these properties to fair market value.

Six Months Ended October 31, 2005

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$31,275	$28,199	$14,755	$3,159	$6,887	$84,275
Expenses
Mortgage interest	9,149	7,288	4,917	1,129	2,054	24,537
Depreciation/amortization related to real estate investments	5,769	7,146	3,325	769	1,318	18,327
Utilities	3,031	2,338	723	27	170	6,289
Maintenance	4,472	3,517	1,181	74	501	9,745
Real estate taxes	3,648	3,939	1,098	379	882	9,946
Insurance	714	331	146	41	94	1,326
Property management	3,734	1,217	801	57	280	6,089
Total segment expense	30,517	25,776	12,191	2,476	5,299	76,259
Segment operating profit	$758	$2,423	$2,564	$683	$1,588	8,016
Reconciliation to consolidated operations
Interest, discounts and fee revenue						453
Amortization and other interest expense						(658)
Depreciation – furniture and fixtures						(107)
Administrative, advisory and trustee fees						(1,935)
Operating expenses						(553)
Amortization related to non-real estate investments and related party costs						(311)
Income before minority interest and discontinued operations and gain on sale of other investments						$4,905

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of October 31, 2006, and April 30, 2006, along with reconciliations to the condensed consolidated financial statements:

October 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$475,455	$521,448	$264,998	$59,706	$113,315	$1,434,922
Less accumulated depreciation	(84,462)	(37,562)	(21,399)	(7,384)	(12,776)	(163,583)
Total property owned	$390,993	$483,886	$243,599	$52,322	$100,539	1,271,339

Cash and cash equivalents						67,872
Marketable securities						1,584
Receivable and other assets						75,805
Undeveloped land						5,219
Mortgage receivables						410
Total Assets						$1,422,229

April 30, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$452,251	$383,280	$263,300	$59,583	$111,009	$1,269,423
Less accumulated depreciation	(79,150)	(32,193)	(18,954)	(6,625)	(11,685)	(148,607)
Total property owned	$373,101	$351,087	$244,346	$52,958	$99,324	1,120,816

Cash and cash equivalents						17,485
Marketable securities						2,402
Receivable and other assets						61,028
Undeveloped land						5,175
Mortgage receivables						409
Total Assets						$1,207,315

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

Purchase Options. The Company has granted options to purchase certain Company properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of October 31, 2006, the total investment in the 17 properties subject to purchase options was approximately $116.5 million, and the gross rental revenue from these properties was approximately $2.9 million for the three months ended October 31, 2006 and $5.8 million for the six months ended October 31, 2006.

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

Restrictions on Taxable Dispositions.  Approximately 126 of our properties, consisting of approximately 5.4 million square feet of our combined commercial segments’ properties and 3,897 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $681 million at October 31, 2006.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale.  Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Joint Venture Buy/Sell Options.  Certain of our joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that we buy our partners’ interests.  We have one joint venture which allows our unaffiliated partner, at its election, to require that we buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.  We are not aware of any intent of the partners to exercise these options.

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of October 31, 2006, IRET’s funding commitments include the following:

 Stevens Point Assisted Living:  During fiscal year 2006 IRET purchased an existing senior housing complex and adjoining vacant parcel of land in Stevens Point, Wisconsin.  IRET is committed to fund construction of an expansion to the existing facility on the adjoining parcel of land, to be leased to the tenant of the existing senior housing complex.  The construction costs to be paid by IRET are capped at approximately $10.5 million.  Construction on this project began in May 2006 and as of October 31, 2006 IRET has funded approximately $2 million of the construction cost.

Fox River Senior Living Project:  During fiscal year 2006 IRET purchased a partially-completed senior housing project and adjoining vacant land located in Grand Chute, Wisconsin.  IRET has committed to fund the completion of eight senior living villas and the construction of ten new senior living cottages.  The construction costs to be paid by IRET are capped at approximately $2.2 million.  Construction on this project began in August 2006 and as of October 31, 2006 IRET has funded approximately $29,000 of the construction cost.

 St. Michael Medical Clinic: In July 2006 construction commenced on a medical clinic located on land owned by IRET in St. Michael, Minnesota. IRET has committed to fund $2.8 million in project costs. Approximately $1 million has been funded as of October 31, 2006. The clinic has a targeted completion date of February 1, 2007.

Pending Acquisitions and Dispositions.  As of October 31, 2006, the Company had signed an agreement to acquire an approximately 71,000 rentable square foot office building in Highlands Ranch, Colorado, for a purchase price of approximately $12,250,000. The Company closed on this purchase in November 2006. See Note 9, Subsequent Events, for additional information. As of October 31, 2006, the Company had signed agreements to sell a small retail property in Faribault, Minnesota and an apartment complex in Fargo, North Dakota, for sales prices totaling approximately $6,775,000. These pending dispositions are subject to various closing conditions and contingencies, and no assurance can be given that these dispositions will be completed.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties held for sale as of October 31, 2006 or 2005. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months and six months ended October 31, 2006 and 2005:

	Three Months	Three Months	Six Months	Six Months
	Ended October 31	Ended October 31	Ended October 31	Ended October 31
	(in thousands)
	2006	2005	2006	2005
REVENUE
Real estate rentals	$58	$539	$326	$1,083
Tenant reimbursements	4	74	8	153
TOTAL REVENUE	62	613	334	1,236
OPERATING EXPENSE
Interest	21	145	102	286
Depreciation/amortization related to real estate investments	10	96	75	221
Utilities	3	14	11	23
Maintenance	35	20	67	90
Real estate taxes	12	68	39	129
Insurance	1	7	4	13
Property management expenses	5	26	25	48
Administrative expense	1	2	2	1
Other operating expenses	3	6	9	12
TOTAL OPERATING EXPENSE	91	384	334	823
Operating (loss) income	(29)	229	0	413
Non-operating income	0	0	0	0
(Loss) income before minority interest and gain on sale of other investments	(29)	229	0	413
Minority interest portion of operating partnership income	(444)	(78)	(634)	(119)
Gain on sale of discontinued operations	1,853	21	2,673	21
Discontinued operations, net of minority interest	$1,380	$172	$2,039	$315

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During the Six Months Ended October 31, 2006:

During the second quarter of fiscal year 2007, IRET acquired three parcels of vacant land adjacent to existing IRET properties; an apartment complex; and a portfolio of nine office properties consisting of 15 buildings, for a total purchase price of approximately $157.2 million, excluding closing costs.  The Company sold a parcel of vacant land; a small office building; an apartment complex; and four small retail properties, for a total sale price of approximately $8.4 million during the three months ended October 31, 2006.

During the first quarter of fiscal year 2007, the Company acquired a small retail property, two parcels of vacant land, an apartment complex, and a senior housing complex with adjoining land for a total purchase price of approximately $11.2 million, excluding closing costs.  The Company also completed construction on a commercial retail property for a total cost of approximately $2.1 million.  The Company disposed of an assisted living facility and a small retail property during the first quarter of fiscal year 2007, for a total sales price of approximately $4.9 million.

The following table details the Company’s acquisitions and dispositions during the six months ended October 31, 2006:

Acquisitions	(in thousands)
Acquisition Cost
Multi-Family Residential
Arbors Apartments – Sioux City, NE	$7,000
Quarry Ridge Apartments – Rochester, MN	14,570

Commercial Property – Office
Pacific Hills – Omaha, NE	21,906
Corporate Center West – Omaha, NE	21,497
Farnam Executive Center – Omaha, NE	12,853
Miracle Hills One – Omaha, NE	11,950
Woodlands Plaza IV – Maryland Heights, MO	16,502
Riverport – Maryland Heights, MO	14,546
Timberlands – Leawood, KS	5,840
Flagship – Eden Prairie, MN	26,094
Gateway Corporate Center – Woodbury, MN	9,612

Commercial Property – Medical (including assisted living)
Fox River Cottages – Grand Chute, WI	3,200

Commercial Property – Retail
Dakota West Plaza – Minot, ND	625
Weston Walgreens – Weston, WI*	2,144

Undeveloped Property
Monticello Undeveloped Parcel (City) – Monticello, MN	5
St. Michaels Undeveloped – St. Michael, MN	320
Monticello Undeveloped Parcel (Other) – Monticello, MN	78
Weston Undeveloped – Weston, WI	810
Quarry Ridge Undeveloped – Rochester MN	930

Total Property Acquisitions	$170,482

* Development property placed in service May 1, 2006.

Dispositions	(in thousands)
	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
Clearwater Apartments – Boise, ID	$4,000	$3,369	$631

Commercial Property – Office
Greenwood Office – Greenwood, MN	1,500	961	539

Commercial Property – Medical (Assisted Living)
Wedgewood Sweetwater – Lithia Springs, GA	4,550	3,823	727

Commercial Property – Retail
Moundsview Bakery – Mounds View, MN	380	287	93
Howard Lake C-Store – Winsted, MN	550	374	176
Wilmar Sam Goody – Wilmar, MN	450	409	41
Winsted C-Store – Winsted, MN	190	214	(24)
Buffalo Strip Center – Buffalo, MN	800	567	233

Undeveloped Property
IGH Land – Inver Grove Heights, MN	900	613	287

Total Property Dispositions	$13,320	$10,617	$2,703

NOTE 9 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On November 15, 2006, the Company’s Board of Trustees declared a distribution of 16.55 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable January 12, 2007, to common shareholders and unitholders of record on January 2, 2007. Also on November 15, 2006, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable January 2, 2007, to preferred shareholders of record on December 15, 2006.

Completed Acquisition. On November 27, 2006, the Company closed on its acquisition of the approximately 71,000 rentable square foot, 12-story single-tenant Highlands Ranch I office building located in Highland Ranch, Colorado. The Company paid a purchase price of $12,250,000 for this property.

Pending Acquisitions and Dispositions.  Subsequent to the end of the second quarter of fiscal year 2007, the Company entered into agreements to acquire a single-story industrial building located in Bloomington, Minnesota; a single story office/warehouse building located in Roseville, Minnesota; and an eight-building apartment complex located in St. Cloud, Minnesota, for purchase prices totaling approximately $24.8 million. These acquisitions are expected to close in the third and fourth quarters of fiscal year 2007, but they are subject to various closing conditions and contingencies, and no assurance can be given that these acquisitions will be completed.

Subsequent to the end of the second quarter of fiscal year 2007, the tenant in three of the Company’s Edgewood Vista assisted living facilities, located in, respectively, Fremont, Nebraska; Hastings, Nebraska; and Kalispell, Montana, exercised its options to purchase these properties.  These pending dispositions are subject to various closing conditions and contingencies, and no assurance can be given that these transactions will be completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2006, which are included in the Company’s Form 8-K dated September 29, 2006, filed with the Securities and Exchange Commission.

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

Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2006, our real estate portfolio consisted of 67 multi-family residential properties containing 8,934 apartment units and having a total carrying amount (net of accumulated depreciation and intangibles) of $391.0 million, and 150 commercial properties containing approximately 9.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $880.3 million. Our commercial properties consist of:

•   64 office properties containing approximately 4.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $483.9 million;

•   33 medical properties (including assisted living facilities) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $243.6 million;

•   11 industrial properties (including miscellaneous commercial properties) containing approximately 1.8 million square feet of leasable space and having a total carrying amount (net of accumulated deprecation and intangibles) of $52.3 million; and

•   42 retail properties containing approximately 1.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $100.5 million.

Our primary source of income and cash is rents associated with multi-family residential and commercial leases. Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We intend to continue to achieve our business objective by investing in multi-family residential properties and in office, industrial, retail and medical commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Texas and Wisconsin.

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

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first and second quarters of fiscal year 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the guidance in this Bulletin.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006, and accordingly will be effective for the Company on May 1, 2007.  We are currently evaluating the impact of adopting this Interpretation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005

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

REVENUES

Total IRET revenues for the second quarter of fiscal year 2007 were $49.0 million, compared to $43.2 million recorded in the second quarter of the prior fiscal year. This is an increase of $5.8 million or 13.4%. Revenues for the six months ended October 31, 2006, were $94.0 million compared $84.3 million in the six months ended October 31, 2005. This is an increase of $9.7 million or 11.5%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal year 2007, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue Three Months ended October 31, 2006	Increase in Total Revenue Six Months ended October 31, 2006

Rent in Fiscal 2007 from 15 properties acquired in Fiscal 2006 in excess of that received in Fiscal 2006 from the same 15 properties	$1,399	$3,802
Rent from 14 properties acquired in Fiscal 2007	3,226	3,339
Increase in rental income on stabilized properties due to increased occupancy	1,192	2,179
Net increase in total revenue	$5,817	$9,320

SEGMENT EXPENSES AND OPERATING PROFIT

The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for the three months and six months ended October 31, 2006, as compared to the three months and six months ended October 31, 2005. For a reconciliation of segment revenues, profit (loss) and assets to the condensed consolidated financial statements, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

Three Months Ended October 31:

	(in thousands)
	2006	2005	Change	% Change
Multi-Family Residential
Real estate revenue	$17,140	$15,985	$1,155	7.2%
Expenses
Mortgage interest	4,683	4,597	86	1.9%
Depreciation and amortization	3,042	2,901	141	4.9%
Utilities	1,426	1,614	(188)	(11.6%)
Maintenance	2,376	2,078	298	14.3%
Real estate taxes	1,790	1,834	(44)	(2.4%)
Insurance	276	353	(77)	(21.8%)
Property management	2,013	1,794	219	12.2%
Total segment expense	$15,606	$15,171	$435	2.9%
Segment operating profit	$1,534	$814	$720	88.5%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Office
Real estate revenue	$17,796	$14,241	$3,555	25.0%
Expenses
Mortgage interest	4,921	3,724	1,197	32.1%
Depreciation and amortization	4,836	3,520	1,316	37.4%
Utilities	1,719	1,251	468	37.4%
Maintenance	2,221	1,745	476	27.3%
Real estate taxes	2,582	1,993	589	29.6%
Insurance	183	164	19	11.6%
Property management	842	628	214	34.1%
Total segment expense	$17,304	$13,025	$4,279	32.9%
Segment operating profit	$492	$1,216	$(724)	(59.5%)

	(in thousands)
	2006	2005	Change	% Change
Commercial-Medical
Real estate revenue	$8,638	$7,899	$739	9.4%
Expenses
Mortgage interest	2,821	2,665	156	5.9%
Depreciation and amortization	2,069	1,783	286	16.0%
Utilities	519	460	59	12.8%
Maintenance	645	678	(33)	(4.9%)
Real estate taxes	540	557	(17)	(3.1%)
Insurance	67	79	(12)	(15.2%)
Property management	407	392	15	3.8%
Total segment expense	$7,068	$6,614	$454	6.9%
Segment operating profit	$1,570	$1,285	$285	22.2%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Industrial
Real estate revenue	$1,844	$1,594	$250	15.7%
Expenses
Mortgage interest	561	563	(2)	(0.4%)
Depreciation and amortization	395	382	13	3.4%
Utilities	16	15	1	6.7%
Maintenance	36	38	(2)	(5.3%)
Real estate taxes	95	177	(82)	(46.3%)
Insurance	17	20	(3)	(15.0%)
Property management	31	23	8	34.8%
Total segment expense	$1,151	$1,218	$(67)	(5.5%)
Segment operating profit	$693	$376	$317	84.3%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Retail
Real estate revenue	$3,544	$3,426	$118	3.4%
Expenses
Mortgage interest	1,047	1,035	12	1.2%
Depreciation and amortization	669	658	11	1.7%
Utilities	106	79	27	34.2%
Maintenance	218	182	36	19.8%
Real estate taxes	527	444	83	18.7%
Insurance	42	47	(5)	(10.6%)
Property management	208	135	73	54.1%
Total segment expense	$2,817	$2,580	$237	9.2%
Segment operating profit	$727	$846	$(119)	(14.1%)

Six Months Ended October 31:

	(in thousands)
	2006	2005	Change	% Change
Multi-Family Residential
Real estate revenue	$33,366	$31,275	$2,091	6.7%
Expenses
Mortgage interest	9,152	9,149	3	0.0%
Depreciation and amortization	5,977	5,769	208	3.6%
Utilities	2,780	3,031	(251)	(8.3%)
Maintenance	4,717	4,472	245	5.5%
Real estate taxes	3,589	3,648	(59)	(1.6%)
Insurance	559	714	(155)	(21.7%)
Property management	3,917	3,734	183	4.9%
Total segment expense	$30,691	$30,517	$174	0.6%
Segment operating profit	$2,675	$758	$1,917	252.9%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Office
Real estate revenue	$32,624	$28,199	$4,425	15.7%
Expenses
Mortgage interest	8,743	7,288	1,455	20.0%
Depreciation and amortization	8,714	7,146	1,568	21.9%
Utilities	2,786	2,338	448	19.2%
Maintenance	3,977	3,517	460	13.1%
Real estate taxes	4,812	3,939	873	22.2%
Insurance	345	331	14	4.2%
Property management	1,586	1,217	369	30.3%
Total segment expense	$30,963	$25,776	$5,187	20.1%
Segment operating profit	$1,661	$2,423	$(762)	(31.4%)

	(in thousands)
	2006	2005	Change	% Change
Commercial-Medical
Real estate revenue	$17,088	$14,755	$2,333	15.8%
Expenses
Mortgage interest	5,620	4,917	703	14.3%
Depreciation and amortization	4,104	3,325	779	23.4%
Utilities	916	723	193	26.7%
Maintenance	1,253	1,181	72	6.1%
Real estate taxes	1,140	1,098	42	3.8%
Insurance	137	146	(9)	(6.2%)
Property management	840	801	39	4.9%
Total segment expense	$14,010	$12,191	$1,819	14.9%
Segment operating profit	$3,078	$2,564	$514	20.0%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Industrial
Real estate revenue	$3,579	$3,159	$420	13.3%
Expenses
Mortgage interest	1,120	1,129	(9)	(0.8%)
Depreciation and amortization	790	769	21	2.7%
Utilities	23	27	(4)	(14.8%)
Maintenance	91	74	17	23.0%
Real estate taxes	293	379	(86)	(22.7%)
Insurance	35	41	(6)	(14.6%)
Property management	60	57	3	5.3%
Total segment expense	$2,412	$2,476	$(64)	(2.6%)
Segment operating profit	$1,167	$683	$484	70.9%

	(in thousands)
	2006	2005	Change	% Change
Commercial-Retail
Real estate revenue	$6,938	$6,887	$51	0.7%
Expenses
Mortgage interest	2,045	2,054	(9)	(0.4%)
Depreciation and amortization	1,348	1,318	30	2.3%
Utilities	188	170	18	10.6%
Maintenance	469	501	(32)	(6.4%)
Real estate taxes	1,052	882	170	19.3%
Insurance	86	94	(8)	(8.5%)
Property management	375	280	95	33.9%
Total segment expense	$5,563	$5,299	$264	5.0%
Segment operating profit	$1,375	$1,588	$(213)	(13.4%)

FACTORS IMPACTING NET INCOME:

Our results during the three and six months ended October 31, 2006, compared to the three and six months ended October 31, 2005, show continued overall improvement in occupancy levels and rental revenues.  Economic occupancy rates in four of our five segments increased compared to the year-earlier periods, and real estate revenue increased in the three and six months ended October 31, 2006, compared to the year-earlier periods in all of our reportable segments.  Net income available to common shareholders increased to $2,915,000 and $5,435,000, respectively, for the three and six months ended October 31, 2006, compared to $1,980,000 and $3,059,000 for the three and six months ended October 31, 2005.  Revenue increases in the first and second quarters of fiscal year 2007 compared to the first and second quarters of fiscal year 2006 were offset somewhat by increases in maintenance, utility, administrative and operating expenses and mortgage interest expense, and by a continued increase in the level of tenant concessions.

•     Economic Occupancy.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period.  Percentage rents and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.  Economic occupancy rates on a stabilized property basis improved in four of our five reportable segments during the three and six months ended October 31, 2006, compared to the three and six months ended October 31, 2005.  Economic occupancy rates on a stabilized property basis declined in our Commercial Office segment compared to the year-earlier periods:

	Three Months Ended October 31:
	2006	2005	Change
Multi-Family Residential	94.4%	92.7%	1.7%
Commercial Office	90.1%	92.6%	(2.5%)
Commercial Medical	96.9%	95.2%	1.7%
Commercial Industrial	93.5%	86.6%	6.9%
Commercial Retail	88.2%	88.1%	0.1%

	Six Months Ended October 31:
	2006	2005	Change
Multi-Family Residential	93.7%	91.5%	2.2%
Commercial Office	90.9%	92.2%	(1.3%)
Commercial Medical	96.6%	94.8%	1.8%
Commercial Industrial	92.7%	86.6%	6.1%
Commercial Retail	88.3%	88.2%	0.1%

During the second quarter of fiscal year 2007, we have seen continued improvement in results at our multi-family residential properties.  While we have had limited success in increasing scheduled rental rates at our apartment communities, the construction of competing apartment units, single-family homes and condominium units has abated in most of our markets.  Combined with positive absorption of previously-constructed housing, this reduction in construction of competing product has allowed us to reduce our levels of vacancy and tenant concessions in our multi-family residential segment.  We have also seen during this period an increase in demand for industrial space, although rental rates in this segment generally remain at levels lower than in prior fiscal years.  Despite some positive economic developments during the quarter, however, we have not seen any meaningful sustained demand for commercial office space or for existing smaller retail developments, which comprise a majority of IRET’s retail portfolio.  Our expectation is that demand in IRET’s markets for our office and retail locations will improve only slightly through the third quarter of fiscal year 2007.

•     Concessions.  While economic occupancy levels in four of our five reportable segments improved this quarter, our overall level of tenant concessions continued to increase, despite continuation of the trend of declining concessions in our multi-family residential markets.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three and six months ended October 31, 2006 lowered our operating revenues by approximately $1.5 million and $3.0 million, respectively, as compared to an approximately $1.4 million and $2.8 million reduction in operating revenues attributable to rent concessions offered in the three and six months ended October 31, 2005.

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the three and six months ended October 31, 2006 and 2005:

	(in thousands)
	Three Months Ended October 31:
	2006	2005	Change
Multi-Family Residential	$870	$1,119	(22.3%)
Commercial Office	554	260	113.1%
Commercial Medical	47	36	30.6%
Commercial Industrial	0	6	(100.0%)
Commercial Retail	10	4	150.0%
	$1,481	$1,425	3.9%

	(in thousands)
	Six Months Ended October 31:
	2006	2005	Change
Multi-Family Residential	$1,756	$2,186	(19.7%)
Commercial Office	1,161	471	147.1%
Commercial Medical	59	75	(22.7%)
Commercial Industrial	0	12	(100.0%)
Commercial Retail	14	9	55.6%
	$2,990	$2,753	8.6%

•     Increased Maintenance Expense.  Maintenance expense totaled $5,496,000 and $10,507,000, respectively, for the three and six months ended October 31, 2006, compared to $4,721,000 and $9,745,000 for the three and six months ended October 31, 2005.  Maintenance expenses at properties newly acquired in fiscal years 2006 and 2007 added $465,000 to the maintenance expenses category, while maintenance expenses at existing properties increased by $310,000, resulting in an increase in maintenance expenses of $775,000, or 16.4% for the three months ended October 31, 2006, as compared to the corresponding period in fiscal year 2006.  For the six months ended October 31, 2006, the maintenance expense category increased by $762,000, or 7.8%, as compared to the corresponding period in fiscal year 2006.  Of the increased maintenance costs for the six months ended October 31, 2006, $704,000 or 92.4% is attributable to the addition of new real estate acquired in fiscal years 2006 and 2007, while $58,000 or 7.6% is due to increased costs for maintenance on existing real estate assets.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase.  While we have implemented selected rent increases, the current economic conditions and vacancy levels at our properties have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•     Increased Utility Expense.  Utility expense totaled $3,786,000 and $6,693,000, respectively, for the three and six months ended October 31, 2006, compared to $3,419,000 and $6,289,000 for the three and six months ended October 31, 2005.  Utility expenses at properties newly acquired in fiscal years 2006 and 2007 added $328,000 to the utility expenses category, while utility expenses at existing properties increased by $39,000, resulting in an increase in utility expenses of $367,000 in the second quarter of fiscal year 2007, a 10.7% increase over utility expenses in the second quarter of fiscal year 2006.  For the six months ended October 31, 2006, utility expenses at properties newly acquired in fiscal year 2006 and 2007 added $471,000 to the utility expenses category, while utility expenses at existing properties decreased by $67,000, resulting in a net increase in utility expenses of $404,000, or 6.4%, over utility expenses in the six months ended October 31, 2005.

•     Increased Administrative and Operating Expense.  Administrative and operating expenses increased to $1,325,000 and $2,512,000, respectively, for the three and six months ended October 31, 2006, compared to $1,178,000 and $2,382,000 for the three and six months ended October 31, 2005, increases of  $147,000 and $130,000, or 12.5% and 5.5%, respectively.  The Company has added 13 new employees during fiscal year 2007.

•     Increased Mortgage Interest Expense.  Our mortgage debt increased approximately $169.9 million, or 22.2%, to approximately $935.8 million as of October 31, 2006, compared to $765.9 million on April 30, 2006.  Mortgage interest expense for properties newly acquired in fiscal 2006 and 2007 added $1.7 million to our total mortgage interest expense for the three months ended October 31, 2006 and $2.5 million for the six months ended October 31, 2006, while mortgage interest expense on existing properties decreased $240,000 for the three months ended October 31, 2006 and decreased $377,000 for the six months ended October 31, 2006, resulting in a net increase in mortgage interest expense of $1.4 million, or 11.5%, for the three months ended October 31, 2006, and $2.1 million, or 8.7% for the six months ended October 31, 2006, compared to the three and six months ended October 31, 2005.  Our overall weighted average interest rate on all outstanding mortgage debt is 6.43% as of October 31, 2006.

•     Increased Amortization Expense.  In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.

RESULTS ON A “STABILIZED PROPERTY” BASIS

The following table presents results on a stabilized property basis for the three months and six months ended October 31, 2006 and 2005, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties. Property Segment Operating Profit should not be considered as an alternative to operating income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

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

Three Months Ended October 31:

	(in thousands)
	For the Three Months
	Ended October 31,
	2006	2005	% Change
Multi-family residential
Real Estate Revenue	$16,594	$15,930	4.2%
Expenses:
Mortgage interest	4,584	4,597	(0.3%)
Depreciation and amortization	2,934	2,884	1.7%
Utilities	1,389	1,604	(13.4%)
Maintenance	2,279	2,073	9.9%
Real estate taxes	1,724	1,820	(5.3%)
Insurance	268	352	(23.9%)
Property management	1,945	1,789	8.7%
Total expenses	$15,123	$15,119	0.0%
Property segment operating profit	$1,471	$811	81.4%

Commercial – office
Real Estate Revenue	$14,136	$14,107	0.2%
Expenses:
Mortgage interest	3,586	3,724	(3.7%)
Depreciation and amortization	3,459	3,489	(0.9%)
Utilities	1,398	1,248	12.0%
Maintenance	1,809	1,737	4.1%
Real estate taxes	2,086	1,974	5.7%
Insurance	147	161	(8.7%)
Property management	728	625	16.5%
Total expenses	$13,213	$12,958	2.0%
Property segment operating profit	$923	$1,149	(19.7%)

Commercial – medical
Real Estate Revenue	$6,606	$6,365	3.8%
Expenses:
Mortgage interest	2,189	2,243	(2.4%)
Depreciation and amortization	1,389	1,355	2.5%
Utilities	413	337	22.6%
Maintenance	490	490	0.0%
Real estate taxes	410	430	(4.7%)
Insurance	63	70	(10.0%)
Property management	356	339	5.0%
Total expenses	$5,310	$5,264	0.9%
Property segment operating profit	$1,296	$1,101	17.7%

Commercial - industrial
Real Estate Revenue	$1,844	$1,594	15.7%
Expenses:
Mortgage interest	561	563	(0.4%)
Depreciation and amortization	395	382	3.4%
Utilities	16	15	6.7%
Maintenance	36	38	(5.3%)
Real estate taxes	95	177	(46.3%)
Insurance	17	20	(15.0%)
Property management	31	23	34.8%
Total expenses	$1,151	$1,218	(5.5%)
Property segment operating profit	$693	$376	84.3%

	(in thousands)
	For the Three Months
	Ended October 31,
	2006	2005	% Change
Commercial – retail
Real Estate Revenue	$3,434	$3,426	0.2%
Expenses:
Mortgage interest	1,002	1,035	(3.2%)
Depreciation and amortization	644	658	(2.1%)
Utilities	105	79	32.9%
Maintenance	216	182	18.7%
Real estate taxes	519	444	16.9%
Insurance	42	47	(10.6%)
Property management	208	135	54.1%
Total expenses	$2,736	$2,580	6.0%
Property segment operating profit	$698	$846	(17.5%)
Total Stabilized Segment Operating Profit	$5,081	$4,283	18.6%

Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$6,348	$1,723
Expenses – Non-Stabilized
Mortgage interest	2,111	422
Depreciation and amortization	2,190	476
Utilities	465	136
Maintenance	666	201
Real estate taxes	700	160
Insurance	48	13
Property management	233	61
Total Segment Operating Profit	$5,016	$4,537

Reconciliation to consolidated operations
Interest discounts and fee revenue	684	251
Other interest expense	(1,024)	(295)
Depreciation – furniture and fixtures	(57)	(70)
Administrative, advisory and trustee fees	(1,058)	(970)
Operating expenses	(335)	(266)
Amortization	(241)	(164)
Loss on impairment	(190)	0
Income before minority interest and discontinued operations and gain on sale of other investments	$2,795	$3,023

Six Months Ended October 31:

	(in thousands)
	For the Six Months
	Ended October 31,
	2006	2005	% Change
Multi-family residential
Real Estate Revenue	$32,681	$31,184	4.8%
Expenses:
Mortgage interest	9,053	9,149	(1.0%)
Depreciation and amortization	5,839	5,736	1.8%
Utilities	2,737	3,020	(9.4%)
Maintenance	4,610	4,464	3.3%
Real estate taxes	3,503	3,620	(3.2%)
Insurance	549	711	(22.8%)
Property management	3,840	3,727	3.0%
Total expenses	$30,131	$30,427	(1.0%)
Property segment operating profit	$2,550	$757	236.9%

	(in thousands)
	For the Six Months
	Ended October 31,
	2006	2005	% Change
Commercial – office
Real Estate Revenue	$27,959	$28,064	(0.4%)
Expenses:
Mortgage interest	7,195	7,288	(1.3%)
Depreciation and amortization	6,986	7,115	(1.8%)
Utilities	2,414	2,334	3.4%
Maintenance	3,429	3,509	(2.3%)
Real estate taxes	4,162	3,921	6.1%
Insurance	297	329	(9.7%)
Property management	1,415	1,213	16.7%
Total expenses	$25,898	$25,709	0.7%
Property segment operating profit	$2,061	$2,355	(12.5%)

Commercial – medical
Real Estate Revenue	$13,148	$12,675	3.7%
Expenses:
Mortgage interest	4,373	4,496	(2.7%)
Depreciation and amortization	2,768	2,717	1.9%
Utilities	713	590	20.8%
Maintenance	943	931	1.3%
Real estate taxes	881	888	(0.8%)
Insurance	127	135	(5.9%)
Property management	736	713	3.2%
Total expenses	$10,541	$10,470	0.7%
Property segment operating profit	$2,607	$2,205	18.2%

Commercial - industrial
Real Estate Revenue	$3,579	$3,159	13.3%
Expenses:
Mortgage interest	1,120	1,129	(0.8%)
Depreciation and amortization	790	769	2.7%
Utilities	23	27	(14.8%)
Maintenance	91	74	23.0%
Real estate taxes	293	379	(22.7%)
Insurance	35	41	(14.6%)
Property management	60	57	5.3%
Total expenses	$2,412	$2,476	(2.6%)
Property segment operating profit	$1,167	$683	70.9%

Commercial – retail
Real Estate Revenue	$6,781	$6,887	(1.5%)
Expenses:
Mortgage interest	1,997	2,054	(2.8%)
Depreciation and amortization	1,295	1,318	(1.7%)
Utilities	186	170	9.4%
Maintenance	465	501	(7.2%)
Real estate taxes	1,036	882	17.5%
Insurance	85	94	(9.6%)
Property management	374	280	33.6%
Total expenses	$5,438	$5,299	2.6%
Property segment operating profit	$1,343	$1,588	15.4%
Total Stabilized Segment Operating Profit	$9,728	$7,588	28.2%

	(in thousands)
	For the Six Months
	Ended October 31,
	2006	2005
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$9,447	$2,306
Expenses – Non-Stabilized
Mortgage interest	2,942	421
Depreciation and amortization	3,255	671
Utilities	620	149
Maintenance	969	266
Real estate taxes	1,011	256
Insurance	69	16
Property management	353	99
Total Segment Operating Profit	$9,956	$8,016

Reconciliation to consolidated operations
Interest discounts and fee revenue	963	453
Other interest expense	(1,391)	(658)
Depreciation – furniture and fixtures	(118)	(107)
Administrative, advisory and trustee fees	(2,037)	(1,935)
Operating expenses	(615)	(553)
Amortization	(458)	(311)
Loss on impairment	(520)	0
Income before minority interest and discontinued operations and gain on sale of other investments	$5,780	$4,905

ECONOMIC OCCUPANCY RATES

Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period.  Percentage rents and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues. The following tables compare economic occupancy rates on a “stabilized property” basis for the three and six months ended October 31, 2006 and 2005:

Three Months Ended October 31:

	(in thousands)
	2006	2005	% Change
Multi-Family Residential	94.4%	92.7%	1.7%
Commercial-Office	90.1%	92.6%	(2.5%)
Commercial-Medical	96.9%	95.2%	1.7%
Commercial-Industrial	93.5%	86.6%	6.9%
Commercial-Retail	88.2%	88.1%	0.1%

Six Months Ended October 31:

	(in thousands)
	2006	2005	% Change
Multi-Family Residential	93.7%	91.5%	2.2%
Commercial-Office	90.9%	92.2%	(1.3%)
Commercial-Medical	96.6%	94.8%	1.8%
Commercial-Industrial	92.7%	86.6%	6.1%
Commercial-Retail	88.3%	88.2%	0.1%

CREDIT RISK

The following table lists our top ten commercial tenants on October 31, 2006, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the second quarter of fiscal year 2007.

% of Total Commercial
Segment’s Minimum Rents
Lessee	as of October 31, 2006
Edgewood Living Communities, Inc.	6.6%
St. Lukes	4.0%
Applied Underwriters, Inc.	2.6%
Best Buy	2.4%
Healtheast - Woodbury & Maplewood	2.0%
Microsoft Great Plains	1.8%
Smurfit - Stone Container Corp.	1.7%
Nebraska Orthopaedic Hospital	1.6%
Wilson's The Leather Experts, Inc.	1.5%
Allina Health	1.5%
All Others	74.3%
Total Monthly Rent as of October 31, 2006	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During the Six Months Ended October 31, 2006:

During the second quarter of fiscal year 2007, IRET acquired three parcels of vacant land adjacent to existing IRET properties; an apartment complex; and a portfolio of nine office properties consisting of 15 buildings, for a total purchase price of approximately $157.2 million, excluding closing costs.  The Company sold a parcel of vacant land; a small office building; an apartment complex; and three small retail properties, for a total sale price of approximately $8.4 million during the three months ended October 31, 2006.

During the first quarter of fiscal year 2007, the Company acquired a small retail property, two parcels of vacant land, an apartment complex, and a senior housing complex with adjoining land for a total purchase price of approximately $11.2 million, excluding closing costs.  The Company also completed construction on a commercial retail property for a total cost of approximately $2.1 million.  The Company disposed of an assisted living facility and a small retail property during the first quarter of fiscal year 2007, for a total sales price of approximately $4.9 million.

The following table details the Company’s acquisitions and dispositions during the six months ended October 31, 2006:

Acquisitions	(in thousands)
Acquisition Cost
Multi-Family Residential
Arbors Apartments – Sioux City, NE	$7,000
Quarry Ridge Apartments – Rochester, MN	14,570

Commercial Property – Office
Pacific Hills – Omaha, NE	21,906
Corporate Center West – Omaha, NE	21,497
Farnam Executive Center – Omaha, NE	12,853
Miracle Hills One – Omaha, NE	11,950
Woodlands Plaza IV – Maryland Heights, MO	16,502
Riverport – Maryland Heights, MO	14,546
Timberlands – Leawood, KS	5,840
Flagship – Eden Prairie, MN	26,094
Gateway Corporate Center – Woodbury, MN	9,612

Commercial Property – Medical (including assisted living)
Fox River Cottages – Grand Chute, WI	3,200

Commercial Property – Retail
Dakota West Plaza – Minot, ND	625
Weston Walgreens – Weston, WI*	2,144

29
Undeveloped Property
Monticello Undeveloped Parcel (City) – Monticello, MN	5
St. Michaels Undeveloped – St. Michael, MN	320
Monticello Undeveloped Parcel (Other) – Monticello, MN	78
Weston Undeveloped – Weston, WI	810
Quarry Ridge Undeveloped – Rochester MN	930

Total Property Acquisitions	$170,482

* Development property placed in service May 1, 2006.

Dispositions	(in thousands)
	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
Clearwater Apartments – Boise, ID	$4,000	$3,369	$631

Commercial Property – Office
Greenwood Office – Greenwood, MN	1,500	961	539

Commercial Property – Medical (Assisted Living)
Wedgewood Sweetwater – Lithia Springs, GA	4,550	3,823	727

Commercial Property – Retail
Moundsview Bakery – Mounds View, MN	380	287	93
Howard Lake C-Store – Winsted, MN	550	374	176
Wilmar Sam Goody – Wilmar, MN	450	409	41
Winsted C-Store – Winsted, MN	190	214	(24)
Buffalo Strip Center – Buffalo, MN	800	567	233

Undeveloped Property
IGH Land – Inver Grove Heights, MN	900	613	287

Total Property Dispositions	$13,320	$10,617	$2,703

FUNDS FROM OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005

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

FFO applicable to common shares and Units for the three months and six months ended October 31, 2006 increased to $13.4 million and $26.0 million, compared to $12.1 million and $22.8 million for the comparable periods ended October 31, 2005, an increase of 10.7% and 14.0%, respectively.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended October 31,	2006				2005
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$3,508		$		$2,573		$
Less dividends to preferred shareholders	(593)				(593)
Net income available to common shareholders	2,915	47,408.06			1,980	45,762.04
Adjustments:
Minority interest in earnings of Unitholders	1,038	15,757			595	13,454
Depreciation and amortization (1)	11,262				9,519
Gains on depreciable property sales	(1,817)				(21)
Funds from operations applicable to common shares and Units	$13,398	63,165		$.21	$12,073	59,216		$.20

	(in thousands, except per share amounts)
Six Months Ended October 31,	2006				2005
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$6,621		$		$4,245		$
Less dividends to preferred shareholders	(1,186)				(1,186)
Net income available to common shareholders	5,435	47,225.11			3,059	45,493.07
Adjustments:
Minority interest in earnings of Unitholders	1,771	14,760			912	13,352
Depreciation and amortization (4)	21,467				18,851
Gains on depreciable property sales	(2,637)				(23)
Funds from operations applicable to common shares and Units	$26,036	61,985		$.42	$22,799	58,845		$.39

(1)  Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $11,309 and $9,478, and depreciation/amortization from Discontinued Operations of $10 and $96, less corporate-related depreciation and amortization on office equipment and other assets of $57 and $55, for the three months ended October 31, 2006 and 2005, respectively.

(2)  UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)  Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

(4)  Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments  and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $21,509 and $18,745, and depreciation/amortization from Discontinued Operations of $75 and $221, less corporate-related depreciation and amortization on office equipment and other assets of $117 and $115, for the six months ended October 31, 2006 and 2005, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2006 and 2005:

Date	Fiscal Year 2007	Fiscal Year 2006
July 1	$.1645	$.1625
October 1.1650		.1630
Total	$.3295	$.3255

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company’s principal liquidity demands are distributions to the holders of the Company’s common and preferred shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development, tenant improvements and debt repayments.

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

SOURCES AND USES OF CASH

As of October 31, 2006, the Company had three unsecured lines of credit, each in the amounts of $10.0 million, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of October 31, 2006. Borrowings under the lines of credit bear interest based on the following for each of the lines of credit described above: (1) Wall Street Journal prime rate, or Libor plus 2.30% for periods of 90 days or more, (2) Wall Street Journal prime rate, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank and First International Bank and Trust expire in September 2007 and December 2006, respectively.  The Company will seek to renew these lines of credit prior to their expiration. The Company is currently in discussions with First Western Bank regarding renewal of the First Western line of credit, which expired in October 2006. The Company expects to renew this credit line.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. In the second quarter of fiscal year 2007, 5,972,171 Units were issued in connection with property acquisitions, compared to 683,393 Units issued in connection with property acquisitions during the second quarter of fiscal year 2006.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 333,788 common shares under its DRIP during the first quarter of fiscal year 2007, and 311,705 common shares during the second quarter of fiscal year 2007.

Cash and cash equivalents on October 31, 2006 totaled $67.9 million, compared to $27.4 million on October 31, 2005. The net increase in cash and cash equivalents during this period was $46.5 million. Net cash provided by operating activities increased by $5.2 million primarily due to increase in net income. Net cash used for investing activities increased by $45.1 million, primarily due to proceeds from sales of properties and less cash used for acquisitions compared to the second quarter of fiscal year 2006; and net cash provided by financing activities increased by $86.4 million primarily due to proceeds from mortgage loan payables.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $935.8 million on October 31, 2006, due to new debt placed on new and existing properties, from $765.9 million on April 30, 2006. Approximately 98% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of October 31, 2006, the weighted average rate of interest on the Company’s mortgage debt was 6.43%, compared to 6.63% on April 30, 2006.

Real Estate Owned. Real estate owned increased to $1,434.9 million at October 31, 2006 from $1,269.4 million at April 30, 2006. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Certificates. The Company discontinued the issuance of investment certificates in April 2002. As of October 31, 2006, investment certificates outstanding totaled $0.8 million, compared to $2.5 million of such certificates outstanding on April 30, 2006. This decrease resulted from the redemption of maturing investment certificates during the first two quarters of fiscal year 2007.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2006 were $67.9 million, compared to $17.5 million on April 30, 2006. The increase in cash on hand on October 31, 2006, as compared to April 30, 2006, was due primarily to the refinancing of mortgage debt and to cash proceeds received under a loan from Citigroup Global Markets Realty Corp. in connection with the Company’s acquisition of a portfolio of properties from Magnum Resources, Inc.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $1.6 million on October 31, 2006, and $2.4 million on April 30, 2006. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 19.5 million Units on October 31, 2006, compared to 13.7 million Units outstanding on April 30, 2006. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2006 totaled 47.7 million, compared to 46.9 million outstanding on April 30, 2006. This increase in common shares outstanding was primarily due to the issuance of common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 333,788 common shares issued on July 1, 2006 and approximately 311,705 shares issued on October 3, 2006, for total value of $5.8 million. Conversions of 127,576 UPREIT Units to common shares, for a total of $1,294,000 in shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the six months ended October 31, 2006. Preferred shares of beneficial interest outstanding on October 31, 2006 and April 30, 2006 totaled 1.15 million.

PENDING ACQUISTIONS AND DISPOSITIONS

As of October 31, 2006, the Company had signed an agreement to acquire an approximately 71,000 rentable square foot office building in Highlands Ranch, Colorado, for a purchase price of approximately $12,250,000. The Company closed on this acquisition in November 2006. See Note 9, Subsequent Events, for additional information. As of October 31, 2006, the Company had signed agreements to sell a small retail property in Faribault, Minnesota and an apartment complex in Fargo, North Dakota, for sales prices totaling approximately $6,775,000. These pending dispositions are subject to various closing conditions and contingencies, and no assurance can be given that these dispositions will be completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 98% of our debt, as of October 31, 2006 (97% as of April 30, 2006), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate increases during the second quarter of fiscal year 2007 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as source of capital.  We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2006, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining 2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate	$11,187	$29,349	$42,447	$107,791	$99,920	$622,774	$913,468
Variable Rate	543	1,142	2,709	1,170	1,240	15,537	22,341
							$935,809
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	Remaining 2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate	$22,790	$53,716	$53,045	$49,862	$45,477	$200,813	$425,703
Variable Rate (2)	1,372	1,992	1,908	1,700	1,606	3,753	12,331
							$438,034
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)  The weighted average interest rate on our debt as of October 31, 2006, was 6.43%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $22.3 million of variable rate indebtedness would increase our annual interest expense by $223,000.

(2)  Based on rates in effect at October 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2006, such disclosure controls and procedures were effective.

Internal Control Over Financial Reporting: There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the course of our operations, we become involved in litigation. At this time, we know of no pending or threatened proceedings that would have a material impact upon us.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ending April 30, 2006.

Items 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2007, the Company issued an aggregate of 43,998 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3 is not applicable and has been omitted.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on September 19, 2006, the following action was taken:

The shareholders elected the eight individuals nominated to serve as trustees of the Company until the 2007 Annual Meeting of Shareholders or until the election and qualification of their successors, as set forth in Proxy Item No. 1 in the Company’s notice of the Annual Meeting and the Proxy Statement relating to the Annual Meeting.  The eight individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

Nominee	Votes For	Votes Withheld

Patrick G. Jones	31,470,965	968,275
Timothy P. Mihalick	31,471,649	967,591
Jeffrey L. Miller	31,473,343	965,897
C. W. “Chip” Morgan	31,430,139	1,009,100
Edward T. Schafer	31,328,048	1,111,192
Stephen L. Stenehjem	31,310,035	1,129,205
John D. Stewart	31,303,662	1,135,578
Thomas A. Wentz, Jr.	29,807,458	2,631,782

The proposal to approve the appointment of Deloitte & Touche LLP as the independent auditors for fiscal year 2007 received the following votes:

  31,436,012 Votes for Approval
  855,451 Votes Against
  147,773 Abstentions

There were no broker non-votes for this item.

Item 5. Other Information.

None

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

Date: December 11, 2006