Form 10-Q
period 2007-01-31
INVESTORS REAL ESTATE TRUST
filed 2007-03-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2007

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

Yes ☐                            No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of March 2, 2007, it had 48,231,199.436 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS – THIRD QUARTER — FISCAL 2007

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	January 31, 2007	April 30, 2006
ASSETS
Real estate investments
Property owned	$1,467,074	$1,269,423
Less accumulated depreciation	(172,474)	(148,607)
	1,294,600	1,120,816
Undeveloped land	6,742	5,175
Mortgage loan receivable, net of allowance	404	409
Total real estate investments	1,301,746	1,126,400
Other assets
Cash and cash equivalents	43,603	17,485
Marketable securities – available-for-sale	1,592	2,402
Receivable arising from straight-lining of rents, net of allowance	11,357	9,474
Accounts receivable, net of allowance	2,592	2,364
Real estate deposits	1,305	1,177
Prepaid and other assets	683	436
Intangible assets, net of accumulated amortization	35,589	26,449
Tax, insurance, and other escrow	6,943	8,893
Property and equipment, net	1,445	1,506
Goodwill	1,414	1,441
Deferred charges and leasing costs, net	11,362	9,288
TOTAL ASSETS	$1,419,631	$1,207,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$26,942	$24,223
Revolving lines of credit	0	3,500
Mortgages payable	936,043	765,890
Investment certificates issued	101	2,451
Other	965	1,075
TOTAL LIABILITIES	964,051	797,139

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	16,317	16,403
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	153,156	104,213
(19,308,449 units at January 31, 2007 and 13,685,522 units at April 30, 2006)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2007 and April 30, 2006, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 48,222,126 shares issued and outstanding at January 31, 2007, and 46,915,352 shares issued and outstanding at April 30, 2006)	351,084	339,384
Accumulated distributions in excess of net income	(92,264)	(77,093)
Accumulated other comprehensive loss	(30)	(48)
Total shareholders’ equity	286,107	289,560
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,419,631	$1,207,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months and nine months ended January 31, 2007 and 2006

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2007	2006	2007	2006
REVENUE
Real estate rentals	$42,560	$36,332	$119,611	$105,935
Tenant reimbursement	8,812	6,403	25,261	20,975
TOTAL REVENUE	51,372	42,735	144,872	126,910
OPERATING EXPENSE
Interest	15,283	12,984	43,317	38,142
Depreciation/amortization related to real estate investments	11,756	9,204	32,778	27,608
Utilities	4,044	3,316	10,730	9,598
Maintenance	5,000	4,927	15,482	14,649
Real estate taxes	6,174	4,755	17,038	14,682
Insurance	620	697	1,780	2,021
Property management expenses	3,338	2,884	10,111	8,968
Administrative expenses	1,169	957	3,066	2,786
Advisory and trustee services	68	57	208	163
Other operating expenses	319	399	933	951
Amortization related to non-real estate investments	261	202	720	512
Loss on impairment of real estate investments	0	0	150	0
TOTAL OPERATING EXPENSE	48,032	40,382	136,313	120,080
Operating income	3,340	2,353	8,559	6,830
Non-operating income	1,008	404	1,970	857
Income before minority interest and discontinued operations and (loss) gain on sale of other investments	4,348	2,757	10,529	7,687
(Loss) gain on sale of other investments	0	0	(36)	1
Minority interest portion of operating partnership income	(1,071)	(476)	(2,310)	(1,271)
Minority interest portion of other partnerships’ loss (income)	12	(73)	(13)	(256)
Income from continuing operations	3,289	2,208	8,170	6,161
Discontinued operations, net of minority interest	165	113	1,905	405
NET INCOME	3,454	2,321	10,075	6,566
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,861	$1,728	$8,296	$4,787
Earnings per common share from continuing operations	$.06	$.04	$.13	$.09
Earnings per common share from discontinued operations	.00	.00	.04	.01
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.06	$.04	$.17	$.10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the nine months ended January 31, 2007

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY

Balance May 1, 2006	1,150	$27,317	46,915	$339,384	$(77,093)	$(48)	$289,560
Comprehensive Income
Net income					10,075		10,075
Unrealized gain on securities available-for- sale						18	18
Total comprehensive income							10,093
Distributions – common shares					(23,467)		(23,467)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment plan			936	8,592			8,592
Sale of shares			23	205			205
Redemption of units for common shares			349	2,917			2,917
Fractional shares repurchased			(1)	(14)			(14)
Balance January 31, 2007	1,150	$27,317	48,222	$351,084	$(92,264)	$(30)	$286,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2007 and 2006

	(in thousands)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,075	$6,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,289	29,166
Minority interest portion of income	2,922	1,677
Gain on sale of real estate, land and other investments	(2,986)	(22)
Interest reinvested in investment certificates	0	124
Loss on impairment of real estate investments	640	0
Bad debt expense, net of recoveries	335	47
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,981)	(1,786)
Increase in accounts receivable	(476)	(11)
(Increase) decrease in prepaid and other assets	(247)	301
Decrease in tax, insurance and other escrow	1,950	640
Increase in deferred charges and leasing costs	(3,608)	(2,311)
Increase (decrease) in accounts payable and accrued expenses	2,719	(234)
Net cash provided by operating activities	43,632	34,157
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities – available-for-sale	828	89
(Proceeds) payments of real estate deposits	(128)	2,269
Principal proceeds on mortgage loans receivable	17	205
Purchase of marketable securities – available-for-sale	0	(43)
Proceeds from sale of real estate and other investments	15,678	448
Payments for acquisitions and improvements of real estate investments	(160,580)	(73,572)
Net cash used by investing activities	(144,185)	(70,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	205	116
Proceeds from mortgages payable	235,814	80,276
Proceeds from revolving lines of credit	15,500	0
Proceeds from minority partner	53	248
Repurchase of fractional shares and minority interest units	(14)	(13)
Distributions paid to common shareholders, net of reinvestment	(15,475)	(14,611)
Distributions paid to preferred shareholders	(1,779)	(1,779)
Distributions paid to unitholders of operating partnership	(7,239)	(5,869)
Distributions paid to other minority partners	(153)	(73)
Redemption of investment certificates	(2,350)	(1,549)
Principal payments on mortgages payable	(78,828)	(14,867)
Principal payments on revolving lines of credit and other debt	(19,063)	(60)
Net cash provided by financing activities	126,671	41,819
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,118	5,372
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,485	23,538
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,603	$28,910

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2007 and 2006

	(in thousands)
	2007	2006
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$7,992	$7,738
UPREIT distribution reinvestment plan	600	568
Receivable settled through receipt of available-for-sale securities in lieu of cash	0	63
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	13,167	0
Assets acquired through the issuance of minority interest units in the operating partnership	56,791	6,762
Operating partnership units converted to shares	2,917	3,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	41,721	37,179
Interest on investment certificates	160	179
Interest other	777	89
	$42,658	$37,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2007 and 2006

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of January 31, 2007, IRET owned 68 multi-family residential properties with 8,938 apartment units and 148 commercial properties, consisting of office, medical, industrial and retail properties, totaling 10.0 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 71.4% and 77.4%, respectively, as of January 31, 2007, and April 30, 2006. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 8-K dated January 24, 2007, for the fiscal year ended April 30, 2006, filed with the SEC.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS 159 is effective for the Company on May 1, 2008.  We are currently assessing the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on May 1, 2008. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006. We are currently evaluating the guidance in this Bulletin.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 will be effective for the Company on May 1, 2007.  We are currently evaluating the impact of adopting this Interpretation.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months and nine months ended January 31, 2007 and 2006:

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2007	2006	2007	2006
NUMERATOR
Income from continuing operations	$3,289	$2,208	$8,170	$6,161
Discontinued operations, net	165	113	1,905	405
Net income	3,454	2,321	10,075	6,566
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
Numerator for basic earnings per share – net income available to common shareholders	2,861	1,728	8,296	4,787
Minority interest portion of operating partnership income	1,139	509	2,909	1,421
Numerator for diluted earnings per share	$4,000	$2,237	$11,205	$6,208
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	47,895	46,166	47,466	45,717
Effect of dilutive securities – convertible operating partnership units	19,576	13,607	16,366	13,437
Denominator for diluted earnings per share	67,471	59,773	63,832	59,154

Earnings per common share from continuing operations – basic and diluted	$.06	$.04	$.13	$.09
Earnings per common share from discontinued operations – basic and diluted	.00	.00	.04	.01
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.06	$.04	$.17	$.10

NOTE 4 • SHAREHOLDERS’ EQUITY

During the nine months ended January 31, 2007, the Company issued 936,357 common shares, pursuant to the Company’s distribution reinvestment plan, for total value of approximately $8.6 million. In addition, as of January 31, 2007, 349,246 Units have been converted to common shares during fiscal year 2007, with a total value of $2.9 million included in shareholders’ equity.

NOTE 5 • SEGMENT REPORTING

IRET is engaged in acquiring, owning and leasing multi-family residential and commercial real estate. Each property is considered a separate operating segment. Each operating segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reportable segments, and meets the aggregation criteria under SFAS No.131. IRET reports its results in five segments: multi-family residential properties, and office, industrial (including miscellaneous commercial properties), retail, and medical (including assisted living facilities) properties.

The revenues, expenses and profit (loss) for these reportable segments are summarized as follows for the three and nine-month periods ended January 31, 2007 and 2006, along with reconciliations to the condensed consolidated financial statements:

Three Months Ended January 31, 2007

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$17,222	$19,950	$8,729	$2,058	$3,413	$51,372
Expenses
Mortgage interest	4,922	5,697	2,853	557	1,043	15,072
Depreciation/amortization related to real estate investments	3,103	5,408	2,052	480	655	11,698
Utilities	1,889	1,631	387	24	113	4,044
Maintenance	1,862	2,299	582	23	234	5,000
Real estate taxes	1,931	2,959	543	197	544	6,174
Insurance	283	209	67	19	42	620
Property management expenses	1,859	842	430	34	173	3,338
Total segment expense	15,849	19,045	6,914	1,334	2,804	45,946
Segment operating profit	$1,373	$905	$1,815	$724	$609	5,426
Reconciliation to consolidated operations
Interest, discounts and fee revenue						1,008
Amortization and other interest expense						(211)
Depreciation – furniture and fixtures						(58)
Administrative, advisory and trustee fees						(1,237)
Other operating expenses						(319)
Amortization related to non-real estate investments and related party costs						(261)
Income before minority interest and discontinued operations and gain (loss) on sale of other investments						$4,348

Three Months Ended January 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$15,835	$14,156	$8,147	$1,545	$3,052	$42,735
Expenses
Mortgage interest	4,550	3,751	2,834	560	1,013	12,708
Depreciation/amortization related to real estate investments	2,852	3,519	1,798	383	595	9,147
Utilities	1,769	1,023	407	26	91	3,316
Maintenance	1,719	2,195	585	77	351	4,927
Real estate taxes	1,670	1,990	543	194	358	4,755
Insurance	353	201	77	20	46	697
Property management expenses	1,668	630	419	29	138	2,884
Total segment expense	14,581	13,309	6,663	1,289	2,592	38,434
Segment operating profit	$1,254	$847	$1,484	$256	$460	4,301
Reconciliation to consolidated operations
Interest, discounts and fee revenue						404
Amortization and other interest expense						(276)
Depreciation – furniture and fixtures						(57)
Administrative, advisory and trustee fees						(1,014)
Other operating expenses						(399)
Amortization related to non-real estate investments and related party costs						(202)
Income before minority interest and discontinued operations and gain (loss) on sale of other investments						$2,757

Nine Months Ended January 31, 2007

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$50,587	$52,574	$25,817	$5,637	$10,257	$144,872
Expenses
Mortgage interest	14,073	14,439	8,474	1,676	3,053	41,715
Depreciation/amortization related to real estate investments	9,080	14,123	6,156	1,270	1,974	32,603
Utilities	4,667	4,417	1,304	47	295	10,730
Maintenance	6,578	6,276	1,835	114	679	15,482
Real estate taxes	5,521	7,770	1,683	491	1,573	17,038
Insurance	840	555	204	55	126	1,780
Property management expenses	5,775	2,428	1,271	93	544	10,111
Total segment expense	46,534	50,008	20,927	3,746	8,244	129,459
Segment operating profit	$4,053	$2,566	$4,890	$1,891	$2,013	15,413
Reconciliation to consolidated operations
Interest, discounts and fee revenue						1,970
Amortization and other interest expense						(1,602)
Depreciation – furniture and fixtures						(175)
Administrative, advisory and trustee fees						(3,274)
Other operating expenses						(933)
Amortization related to non-real estate investments and related party costs						(720)
Loss on impairment (commercial - retail segment)*						(150)
Income before minority interest and discontinued operations and gain (loss) on sale of other investments						$10,529

* During the nine months ended January 31, 2007, impairment of one of the Company’s commercial retail properties occurred. Accordingly, the Company recorded a loss of $150,000 to reduce the carrying value of this property to fair market value.

Nine Months Ended January 31, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Real Estate Revenue	$47,112	$42,354	$22,902	$4,704	$9,838	$126,910
Expenses
Mortgage interest	13,699	11,039	7,751	1,689	3,032	37,210
Depreciation/amortization related to real estate investments	8,620	10,665	5,123	1,153	1,883	27,444
Utilities	4,802	3,360	1,130	53	253	9,598
Maintenance	6,191	5,712	1,765	151	830	14,649
Real estate taxes	5,318	5,929	1,641	573	1,221	14,682
Insurance	1,068	532	223	61	137	2,021
Property management expenses	5,402	1,848	1,219	86	413	8,968
Total segment expense	45,100	39,085	18,852	3,766	7,769	114,572
Segment operating profit	$2,012	$3,269	$4,050	$938	$2,069	12,338
Reconciliation to consolidated operations
Interest, discounts and fee revenue						857
Amortization and other interest expense						(932)
Depreciation – furniture and fixtures						(164)
Administrative, advisory and trustee fees						(2,949)
Other operating expenses						(951)
Amortization related to non-real estate investments and related party costs						(512)
Income before minority interest and discontinued operations and gain (loss) on sale of other investments						$7,687

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of January 31, 2007, and April 30, 2006, along with reconciliations to the condensed consolidated financial statements:

January 31, 2007

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$477,312	$533,677	$268,352	$75,440	$112,293	$1,467,074
Less accumulated depreciation	(87,566)	(40,857)	(23,081)	(7,815)	(13,155)	(172,474)
Total property owned	$389,746	$492,820	$245,271	$67,625	$99,138	1,294,600

Cash and cash equivalents						43,603
Marketable securities						1,592
Receivables and other assets						72,690
Undeveloped land						6,742
Mortgage loan receivable						404
Total Assets						$1,419,631

April 30, 2006

	(in thousands)
	Multi-Family	Commercial-	Commercial-	Commercial-	Commercial-
	Residential	Office	Medical	Industrial	Retail	Total
Segment Assets
Property owned	$452,251	$383,280	$263,300	$59,583	$111,009	$1,269,423
Less accumulated depreciation	(79,150)	(32,193)	(18,954)	(6,625)	(11,685)	(148,607)
Total property owned	$373,101	$351,087	$244,346	$52,958	$99,324	1,120,816

Cash and cash equivalents						17,485
Marketable securities						2,402
Receivables and other assets						61,028
Undeveloped land						5,175
Mortgage loan receivable						409
Total Assets						$1,207,315

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

Purchase Options. The Company has granted options to purchase certain Company properties to various parties. In general, the options grant the parties the right to purchase these properties at the greater of their appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of January 31, 2007, the total investment in the 16 properties subject to purchase options was approximately $119.5 million, and the gross rental revenue from these properties was approximately $3.0 million for the three months ended January 31, 2007 and $8.7 million for the nine months ended January 31, 2007.

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

Restrictions on Taxable Dispositions.  Approximately 123 of IRET’s properties, consisting of approximately 5.6 million square feet of the Company’s combined commercial segments’ properties and 3,897 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $714.6 million at January 31, 2007.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Joint Venture Buy/Sell Options.  Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners’ interests.  IRET has one joint venture which allows IRET’s unaffiliated partner, at its election, to require that IRET buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.  The Company is not aware of any intent of the partners to exercise these options.

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of January 31, 2007, IRET’s funding commitments include the following:

Stevens Point Assisted Living: During fiscal year 2006, IRET purchased an existing senior housing complex and adjoining vacant parcel of land in Stevens Point, Wisconsin. IRET is committed to fund construction of an expansion to the existing facility on the adjoining parcel of land, to be leased to the tenant of the existing senior housing complex.  The construction costs to be paid by IRET are capped at approximately $10.7 million. Construction on this project began in May 2006.  As of January 31, 2007, IRET has funded approximately $4.6 million of the construction cost.

Fox River Senior Living: During fiscal year 2006, IRET purchased a partially-completed senior housing project and adjoining vacant land located in Grand Chute, Wisconsin.  IRET has committed to fund the completion of eight senior living villas and the construction of ten new senior living cottages.  The construction costs to be paid by IRET are capped at approximately $2.2 million.  Construction on this project began in August 2006, and as of January 31, 2007, IRET has funded approximately $406,000 of the construction cost.

St. Michael Medical Clinic: In July 2006, construction commenced on a medical clinic located on land owned by IRET in St. Michael, Minnesota.  IRET committed to fund approximately $2.8 million in project costs to construct this clinic.  The clinic was completed as scheduled in February 2007.  As of January 31, 2007, approximately $823,000 in project costs remained to be paid, with total costs to IRET expected to be approximately $2,830,000.  IRET has also committed to construct an expansion to the clinic if requested to do so by the clinic’s tenant; the cost for the expansion project is capped at approximately $1.1 million.

Construction interest capitalized for the nine month periods ended January 31, 2007 and 2006, respectively, was $52,913 and $4,874 for construction projects completed and in progress.

Pending Acquisitions and Dispositions.  As of January 31, 2007, the Company had signed agreements to acquire a parcel of vacant land in Minot, North Dakota; a 110-unit, eight-building apartment portfolio in St. Cloud, Minnesota; and a 120-unit apartment complex in Sioux City, Iowa, for purchase prices totaling approximately $12.7 million.  The Company closed on its purchases of all three of these pending acquisitions in February and March, 2007.  See Note 9, Subsequent Events, for additional information.  As of January 31, 2007, the Company had signed an agreement to sell an apartment complex in Fargo, North Dakota for a sales price of approximately $6.25 million.  This sale closed in March, 2007; see Note 9, Subsequent Events, for additional information. During the third quarter of fiscal year 2007, the tenant in three of the Company’s Edgewood Vista assisted living facilities, located in, respectively, Fremont, NE; Hastings, NE; and Kalispell, Montana, exercised its options to purchase these properties.  These pending dispositions are subject to various closing conditions and contingencies, and no assurance can be given that these transactions will be completed.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as held for sale as of January 31, 2007 or 2006. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months and nine months ended January 31, 2007 and 2006:

	Three Months	Three Months	Nine Months	Nine Months
	Ended January 31	Ended January 31	Ended January 31	Ended January 31
	(in thousands)
	2007	2006	2007	2006
REVENUE
Real estate rentals	$37	$555	$433	$1,713
Tenant reimbursements	12	67	43	245
TOTAL REVENUE	49	622	476	1,958
OPERATING EXPENSE
Interest	16	161	155	485
Depreciation/amortization related to real estate investments	12	126	116	377
Utilities	4	17	21	47
Maintenance	1	49	93	162
Real estate taxes	10	82	70	230
Insurance	0	7	6	22
Property management expenses	2	28	32	81
Administrative expense	0	0	2	1
Other operating expenses	0	6	9	19
Loss on impairment of real estate	120	0	490	0
TOTAL OPERATING EXPENSE	165	476	994	1,424
Operating (loss) income	(116)	146	(518)	534
(Loss) income before minority interest and gain on sale of other investments	(116)	146	(518)	534
Minority interest portion of operating partnership income	(68)	(33)	(599)	(150)
Gain on sale of discontinued operations	349	0	3,022	21
Discontinued operations, net of minority interest	$165	$113	$1,905	$405

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During the Nine Months Ended January 31, 2007:

During the third quarter of fiscal year 2007, IRET acquired an office property and two industrial properties for a total purchase price of approximately $29.3 million, excluding closing costs.  The Company sold a parcel of vacant land and five small retail properties for a total sale price of approximately $2.7 million during the three months ended January 31, 2007.

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

The following table details the Company’s acquisitions and dispositions during the nine months ended January 31, 2007:

Acquisitions	(in thousands)
Acquisition Cost
Multi-Family Residential
Arbors Apartments – Sioux City, NE	$7,000
Quarry Ridge Apartments – Rochester, MN	14,570

Commercial Property – Office
Pacific Hills – Omaha, NE	16,502
Corporate Center West – Omaha, NE	21,497
Farnam Executive Center – Omaha, NE	12,853
Miracle Hills One – Omaha, NE	11,950
Woodlands Plaza IV – Maryland Heights, MO	5,840
Riverport – Maryland Heights, MO	21,906
Timberlands – Leawood, KS	14,546
Flagship – Eden Prairie, MN	26,094
Gateway Corporate Center – Woodbury, MN	9,612
Highlands Ranch I – Highlands Ranch, CO	12,250

Commercial Property – Medical (including assisted living)
Fox River Cottages – Grand Chute, WI	3,200

Commercial Property – Industrial
Bloomington 2000 – Bloomington, MN	6,750
Roseville 2929 – Roseville, MN	10,300

Commercial Property – Retail
Dakota West Plaza – Minot, ND	625
Weston Walgreens – Weston, WI*	2,144

Undeveloped Property
Monticello Undeveloped Parcel (City) – Monticello, MN	5
St. Michaels Undeveloped – St. Michael, MN	320
Monticello Undeveloped Parcel (Other) – Monticello, MN	75
Weston Undeveloped – Weston, WI	800
Quarry Ridge Undeveloped – Rochester MN	930

Total Property Acquisitions	$199,769

* Development property placed in service May 1, 2006.

Dispositions	(in thousands)
	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
Clearwater Apartments – Boise, ID	$4,000	$3,382	$618

Commercial Property – Office
Greenwood Office – Greenwood, MN	1,500	961	539

Commercial Property – Medical (Assisted Living)
Wedgewood Sweetwater – Lithia Springs, GA	4,550	3,836	714

Commercial Property – Retail
Moundsview Bakery – Mounds View, MN	380	287	93
Howard Lake C-Store – Winsted, MN	550	374	176
Wilmar Sam Goody – Wilmar, MN	450	409	41
Winsted C-Store – Winsted, MN	190	214	(24)
Buffalo Strip Center – Buffalo, MN	800	567	233
16 Table of Contents

Commercial Property – Retail - continued
Long Prairie C-Store – Long Prairie, MN	302	304	(2)
Faribault Checkers Auto – Faribault, MN	525	337	188
Paynesville C-Store – Paynesville, MN	149	150	(1)
Prior Lake Strip Center I – Prior Lake, MN	1,105	993	112
Prior Lake Strip Center III – Prior Lake, MN	545	465	80

Undeveloped Property
IGH Land – Inver Grove Heights, MN	900	613	287
Long Prairie Vacant Land – Long Prairie, MN	59	60	(1)

Total Property Dispositions	$16,005	$12,952	$3,053

NOTE 9 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On February 21, 2007, the Company’s Board of Trustees declared a distribution of 16.60 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable April 2, 2007, to common shareholders and unitholders of record on March 15, 2007.  Also on February 21, 2007, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable April 2, 2007, to preferred shareholders of record on March 15, 2007.

Completed Acquisitions and Dispositions. On February 7, 2007, the Company closed on its acquisition of approximately 7.33 acres of vacant, undeveloped land in Minot, North Dakota.  The Company paid a purchase price of $1,750,000 for this property, and plans to construct retail premises for lease, multi-family residential units for lease, and office premises for use by the Company, at this location.  Also in February 2007, the Company closed on its purchase of a 110-unit, eight building apartment portfolio in St. Cloud, Minnesota.  The purchase price for this property was $7,800,000, including the issuance of limited partnership units of IRET Properties valued at approximately $1 million.  On March 5, 2007, the Company closed on its acquisition of a 120-unit, 12-building apartment complex in Sioux City, Iowa, for a purchase price of $3,120,000.  Subsequent to the end of the third quarter of fiscal year 2007, on March 7, 2007, the Company closed on its sale of its Park East Apartment complex in Fargo, North Dakota, for a sales price of approximately $6,250,000.

Pending Acquisition.  Subsequent to the end of the third quarter of fiscal year 2007, the Company entered into an agreement to acquire a 72-unit, two-building apartment complex in Isanti, Minnesota, for a purchase price of approximately $5,650,000.  This acquisition is expected to close in the fourth quarter of fiscal year 2007 but is subject to various closing conditions and contingencies, and no assurance can be given that this proposed transaction will be completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2006, which are included in the Company’s Form 8-K dated January 24, 2007, filed with the Securities and Exchange Commission.

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

Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2007, our real estate portfolio consisted of 68 multi-family residential properties containing 8,938 apartment units and having a total carrying amount (net of accumulated depreciation and intangibles) of $389.8 million, and 148 commercial properties containing approximately 10.0 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $904.8 million. Our commercial properties consist of:

•     65 office properties containing approximately 4.8 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $492.8 million;

•     33 medical properties (including assisted living facilities) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $245.3 million;

•     13 industrial properties (including miscellaneous commercial properties) containing approximately 2.0 million square feet of leasable space and having a total carrying amount (net of accumulated deprecation and intangibles) of $67.6 million; and

•     37 retail properties containing approximately 1.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $99.1 million.

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

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first, second and third quarters of fiscal year 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS 159 is effective for the Company on May 1, 2008.  We are currently assessing the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on May 1, 2008. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the SEC’s staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 must be applied to financial reports covering the first fiscal year ending after November 15, 2006. We are currently evaluating the guidance in this Bulletin.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 will be effective for the Company on May 1, 2007.  We are currently evaluating the impact of adopting this Interpretation.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2007 AND 2006

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

REVENUES

Total IRET revenues for the third quarter of fiscal year 2007 were $51.4 million, compared to $42.7 million recorded in the third quarter of the prior fiscal year. This is an increase of $8.7 million or 20.4%. Revenues for the nine months ended January 31, 2007, were $144.9 million compared $126.9 million in the nine months ended January 31, 2006. This is an increase of $18.0 million or 14.2%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal year 2007, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue Three Months ended January 31, 2007	Increase in Total Revenue Nine Months ended January 31, 2007

Rent in Fiscal 2007 from 15 properties acquired in Fiscal 2006 in excess of that received in Fiscal 2006 from the same 15 properties	$1,068	$4,869
Rent from 17 properties acquired in Fiscal 2007	6,415	9,754
Increase in rental income on stabilized properties due to increased occupancy	1,574	3,759
Decrease in lease termination fees	(420)	(420)
Net increase in total revenue	$8,637	$17,962

SEGMENT EXPENSES AND OPERATING PROFIT

The following table shows the changes in revenues, operating expenses, interest, and depreciation by reportable operating segment for all Company properties, stabilized and non-stabilized, for the three months and nine months ended January 31, 2007, as compared to the three months and nine months ended January 31, 2006. For a reconciliation of segment revenues, operating profit and assets to the condensed consolidated financial statements, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

Three Months Ended January 31:

	(in thousands)
	2007	2006	Change	% Change
Multi-Family Residential
Real estate revenue	$17,222	$15,835	$1,387	8.8%
Expenses
Mortgage interest	4,922	4,550	372	8.2%
Depreciation and amortization	3,103	2,852	251	8.8%
Utilities	1,889	1,769	120	6.8%
Maintenance	1,862	1,719	143	8.3%
Real estate taxes	1,931	1,670	261	15.6%
Insurance	283	353	(70)	(19.8%)
Property management	1,859	1,668	191	11.5%
Total segment expense	15,849	14,581	1,268	8.7%
Segment operating profit	$1,373	$1,254	$119	9.5%

	(in thousands)
	2007	2006	Change	% Change
Commercial-Office
Real estate revenue	$19,950	$14,156	$5,794	40.9%
Expenses
Mortgage interest	5,697	3,751	1,946	51.9%
Depreciation and amortization	5,408	3,519	1,889	53.7%
Utilities	1,631	1,023	608	59.4%
Maintenance	2,299	2,195	104	4.7%
Real estate taxes	2,959	1,990	969	48.7%
Insurance	209	201	8	4.0%
Property management	842	630	212	33.7%
Total segment expense	19,045	13,309	5,736	43.1%
Segment operating profit	$905	$847	$58	6.8%

	(in thousands)
	2007	2006	Change	% Change
Commercial-Medical
Real estate revenue	$8,729	$8,147	$582	7.1%
Expenses
Mortgage interest	2,853	2,834	19	0.7%
Depreciation and amortization	2,052	1,798	254	14.1%
Utilities	387	407	(20)	(4.9%)
Maintenance	582	585	(3)	(0.5%)
Real estate taxes	543	543	0	0.0%
Insurance	67	77	(10)	(13.0%)
Property management	430	419	11	2.6%
Total segment expense	6,914	6,663	251	3.8%
Segment operating profit	$1,815	$1,484	$331	22.3%

	(in thousands)
	2007	2006	Change	% Change
Commercial-Industrial
Real estate revenue	$2,058	$1,545	$513	33.2%
Expenses
Mortgage interest	557	560	(3)	(0.5%)
Depreciation and amortization	480	383	97	25.3%
Utilities	24	26	(2)	(7.7%)
Maintenance	23	77	(54)	(70.1%)
Real estate taxes	197	194	3	1.5%
Insurance	19	20	(1)	(5.0%)
Property management	34	29	5	17.2%
Total segment expense	1,334	1,289	45	3.5%
Segment operating profit	$724	$256	$468	182.8%

	(in thousands)
	2007	2006	Change	% Change
Commercial-Retail
Real estate revenue	$3,413	$3,052	$361	11.8%
Expenses
Mortgage interest	1,043	1,013	30	3.0%
Depreciation and amortization	655	595	60	10.1%
Utilities	113	91	22	24.2%
Maintenance	234	351	(117)	(33.3%)
Real estate taxes	544	358	186	52.0%
Insurance	42	46	(4)	(8.7%)
Property management	173	138	35	25.4%
Total segment expense	2,804	2,592	212	8.2%
Segment operating profit	$609	$460	$149	32.4%

Nine Months Ended January 31:

	(in thousands)
	2007	2006	Change	% Change
Multi-Family Residential
Real estate revenue	$50,587	$47,112	$3,475	7.4%
Expenses
Mortgage interest	14,073	13,699	374	2.7%
Depreciation and amortization	9,080	8,620	460	5.3%
Utilities	4,667	4,802	(135)	(2.8%)
Maintenance	6,578	6,191	387	6.3%
Real estate taxes	5,521	5,318	203	3.8%
Insurance	840	1,068	(228)	(21.3%)
Property management	5,775	5,402	373	6.9%
Total segment expense	46,534	45,100	1,434	3.2%
Segment operating profit	$4,053	$2,012	$2,041	101.4%

	(in thousands)
	2007	2006	Change	% Change
Commercial-Office
Real estate revenue	$52,574	$42,354	$10,220	24.1%
Expenses
Mortgage interest	14,439	11,039	3,400	30.8%
Depreciation and amortization	14,123	10,665	3,458	32.4%
Utilities	4,417	3,360	1,057	31.5%
Maintenance	6,276	5,712	564	9.9%
Real estate taxes	7,770	5,929	1,841	31.1%
Insurance	555	532	23	4.3%
Property management	2,428	1,848	580	31.4%
Total segment expense	50,008	39,085	10,923	27.9%
Segment operating profit	$2,566	$3,269	$(703)	(21.5%)

	(in thousands)
	2007	2006	Change	% Change
Commercial-Medical
Real estate revenue	$25,817	$22,902	$2,915	12.7%
Expenses
Mortgage interest	8,474	7,751	723	9.3%
Depreciation and amortization	6,156	5,123	1,033	20.2%
Utilities	1,304	1,130	174	15.4%
Maintenance	1,835	1,765	70	4.0%
Real estate taxes	1,683	1,641	42	2.6%
Insurance	204	223	(19)	(8.5%)
Property management	1,271	1,219	52	4.3%
Total segment expense	20,927	18,852	2,075	11.0%
Segment operating profit	$4,890	$4,050	$840	20.7%

	(in thousands)
	2007	2006	Change	% Change
Commercial-Industrial
Real estate revenue	$5,637	$4,704	$933	19.8%
Expenses
Mortgage interest	1,676	1,689	(13)	(0.8%)
Depreciation and amortization	1,270	1,153	117	10.1%
Utilities	47	53	(6)	(11.3%)
Maintenance	114	151	(37)	(24.5%)
Real estate taxes	491	573	(82)	(14.3%)
Insurance	55	61	(6)	(9.8%)
Property management	93	86	7	8.1%
Total segment expense	3,746	3,766	(20)	(0.5%)
Segment operating profit	$1,891	$938	$953	101.6%

	(in thousands)
	2007	2006	Change	% Change
Commercial-Retail
Real estate revenue	$10,257	$9,838	$419	4.3%
Expenses
Mortgage interest	3,053	3,032	21	0.7%
Depreciation and amortization	1,974	1,883	91	4.8%
Utilities	295	253	42	16.6%
Maintenance	679	830	(151)	(18.2%)
Real estate taxes	1,573	1,221	352	28.8%
Insurance	126	137	(11)	(8.0%)
Property management	544	413	131	31.7%
Total segment expense	8,244	7,769	475	6.1%
Segment operating profit	$2,013	$2,069	$(56)	(2.7%)

FACTORS IMPACTING NET INCOME:

Our results during the three and nine months ended January 31, 2007, compared to the three and nine months ended January 31, 2006, show continued overall improvement in occupancy levels and rental revenues.  Economic occupancy rates in three of our five segments increased compared to the year-earlier periods, and real estate revenue increased in the three and nine months ended January 31, 2007, compared to the year-earlier periods in all of our reportable segments.  Net income available to common shareholders increased to $2,861,000 and $8,296,000, respectively, for the three and nine months ended January 31, 2007, compared to $1,728,000 and $4,787,000 for the three and nine months ended January 31, 2006.  Revenue increases in the first, second and third quarters of fiscal year 2007 compared to the first, second and third quarters of fiscal year 2006 were offset somewhat by increases in maintenance, utility, administrative and operating expenses and mortgage interest expense.

	Three Months Ended January 31:
	2007	2006	Change
Multi-Family Residential	93.3%	92.1%	1.2%
Commercial Office	89.9%	92.8%	(2.9%)
Commercial Medical	97.0%	95.7%	1.3%
Commercial Industrial	96.4%	86.7%	9.7%
Commercial Retail	89.4%	89.6%	(0.2%)

	Nine Months Ended January 31:
	2007	2006	Change
Multi-Family Residential	93.6%	91.7%	1.9%
Commercial Office	90.6%	92.4%	(1.8%)
Commercial Medical	96.8%	95.1%	1.7%
Commercial Industrial	93.9%	86.6%	7.3%
Commercial Retail	89.4%	89.5%	(0.1%)

During the third quarter of fiscal year 2007, we have experienced continued improvement in results at our multi-family residential properties.  While we have had limited success in increasing scheduled rental rates at our apartment communities, the construction of competing apartment units, single-family homes and condominium units has abated in most of our markets.  Combined with positive absorption of previously-constructed housing, this reduction in construction of competing product has allowed us to reduce our levels of vacancy and tenant concessions in our multi-family residential segment.  We have also seen during this period an accelerating demand for industrial space, although as in past periods rental rates in this segment continue to remain at levels lower than in prior fiscal years.  We have yet to see any consistent sustained demand for commercial office space or for existing smaller retail developments, which comprise a majority of IRET’s retail portfolio.  Our expectation is that demand in IRET’s markets for our office and retail locations will strengthen through the fourth quarter of fiscal year 2007.

•    Concessions.  Our overall level of tenant concessions remained stable for the nine months ended January 31, 2007, compared to the year-earlier period, and declined slightly for the three months ended January 31, 2007, compared to the three months ended January 31, 2006. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three and nine months ended January 31, 2007 lowered our operating revenues by approximately $1.0 million and $4.0 million, respectively, as compared to an approximately $1.2 million and $4.0 million reduction in operating revenues attributable to rent concessions offered in the three and nine months ended January 31, 2006.

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the three and nine months ended January 31, 2007 and 2006:

	Three Months Ended January 31:
	2007			2006
	Revenues	Concessions/ Allowances	% of Revenues	Revenues	Concessions/ Allowances	% of Revenues
Multi-Family Residential	$17,222	$713	4.1%	$15,835	$846	5.3%
Commercial Office	19,950	306	1.5%	14,156	332	2.3%
Commercial Medical	8,729	8	0.1%	8,147	1	0.0%
Commercial Industrial	2,058	5	0.2%	1,545	34	2.2%
Commercial Retail	3,413	7	0.2%	3,052	10	0.3%
	$51,372	$1,039	2.0%	$42,735	$1,223	2.9%
	Nine Months Ended January 31:
	2007			2006
	Revenues	Concessions/ Allowances	% of Revenues	Revenues	Concessions/ Allowances	% of Revenues
Multi-Family Residential	$50,587	$2,469	4.9%	$47,112	$3,032	6.4%
Commercial Office	52,574	1,468	2.8%	42,354	803	1.9%
Commercial Medical	25,817	66	0.3%	22,902	76	0.3%
Commercial Industrial	5,637	5	0.1%	4,704	47	1.0%
Commercial Retail	10,257	21	0.2%	9,838	19	0.2%
	$144,872	$4,029	2.8%	$126,910	$3,977	3.1%

•    Increased Maintenance Expense.  Maintenance expense totaled $5,000,000 and $15,482,000, respectively, for the three and nine months ended January 31, 2007, compared to $4,927,000 and $14,649,000 for the three and nine months ended January 31, 2006.  Maintenance expenses at properties newly acquired in fiscal years 2006 and 2007 added $750,000 to the maintenance expenses category, while maintenance expenses at existing properties decreased by $677,000, resulting in a net increase in maintenance expenses of $73,000, or 1.5% for the three months ended January 31, 2007, as compared to the corresponding period in fiscal year 2006.  For the nine months ended January 31, 2007, maintenance costs at properties newly acquired in fiscal years 2006 and 2007 added $1,454,000 to the maintenance expenses category, while maintenance on existing real estate assets decreased by $621,000, resulting in a net increase in maintenance costs of $833,000 or 5.7% for the nine months ended January 31, 2007, compared to the corresponding period in fiscal year 2006.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase.  While we have implemented selected rent increases, the current economic conditions and vacancy levels at our properties have prevented us from raising rents in the amount necessary to fully recover our increased maintenance costs.

•    Increased Utility Expense.  Utility expense totaled $4,044,000 and $10,730,000, respectively, for the three and nine months ended January 31, 2007, compared to $3,316,000 and $9,598,000 for the three and nine months ended January 31, 2006.  Utility expenses at properties newly acquired in fiscal years 2006 and 2007 added $474,000 to the utility expenses category, while utility expenses at existing properties increased by $254,000, resulting in an increase in utility expenses of $728,000 in the third quarter of fiscal year 2007, a 22.0% increase over utility expenses in the third quarter of fiscal year 2006.  For the nine months ended January 31, 2007, utility expenses at properties newly acquired in fiscal year 2006 and 2007 added $944,000 to the utility expenses category, while utility expenses at existing properties increased by $188,000, resulting in an increase in utility expenses of $1,132,000, or 11.8%, over utility expenses in the nine months ended January 31, 2006.

•    Increased Administrative and Operating Expense.  Administrative and operating expenses increased to $1,488,000 and $3,999,000, respectively, for the three and nine months ended January 31, 2007, compared to $1,356,000 and $3,737,000 for the three and nine months ended January 31, 2006, increases of  $132,000 and $262,000, or 9.7% and 7.0%, respectively.  These increases were primarily due to the addition of 15 new employees during fiscal year 2007.

•    Increased Mortgage Interest Expense.  Our mortgage debt increased approximately $170.2 million, or 22.2%, to approximately $936.0 million as of January 31, 2007, compared to $765.9 million on April 30, 2006.  Mortgage interest expense for properties newly acquired in fiscal 2006 and 2007 added $2.5 million to our total mortgage interest expense for the three months ended January 31, 2007 and $5.0 million for the nine months ended January 31, 2007, while mortgage interest expense on existing properties decreased $112,000 for the three months ended January 31, 2007 and decreased $489,000 for the nine months ended January 31, 2007, resulting in a net increase in mortgage interest expense of $2.4 million, or 18.6%, for the three months ended January 31, 2007, and $4.5 million, or 12.1% for the nine months ended January 31, 2007, compared to the three and nine months ended January 31, 2006.  Our overall weighted average interest rate on all outstanding mortgage debt is 6.45% as of January 31, 2007.

•    Increased Amortization Expense.  In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP. Amortization expense related to in-place leases totaled $2,588,000 and $6,808,000, respectively, for the three and nine months ended January 31, 2007, compared to $1,577,000 and $5,131,000 for the three and nine months ended January 31, 2006.  The increase in amortization expense in fiscal year 2007 compared to fiscal year 2006 was primarily due to a significant acquisition completed by the Company in the second quarter of fiscal year 2007, of a portfolio of properties from Magnum Resources, Inc.

RESULTS ON A “STABILIZED PROPERTY” BASIS

The following table presents results on a stabilized property basis for the three months and nine months ended January 31, 2007 and 2006, for our multi-family residential and commercial properties, consisting of office, medical, industrial and retail properties. Property Segment Operating Profit should not be considered as an alternative to operating income as determined in accordance with GAAP as a measure of IRET’s performance. The Company analyzes and compares results of operations on properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared being excluded from this analysis). This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.

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

Three Months Ended January 31:

	(in thousands)
	For the Three Months
	Ended January 31,
	2007	2006	% Change
Multi-family Residential
Real Estate Revenue	$16,427	$15,767	4.2%
Expenses:
Mortgage interest	4,667	4,550	2.6%
Depreciation and amortization	2,963	2,835	4.5%
Utilities	1,799	1,756	2.4%
Maintenance	1,764	1,716	2.8%
Real estate taxes	1,829	1,658	10.3%
Insurance	270	352	(23.3%)
Property management	1,773	1,662	6.7%
Total expenses	$15,065	$14,529	3.7%
Property segment operating profit	$1,362	$1,238	10.0%

Commercial – Office
Real Estate Revenue	$13,589	$13,947	(2.6%)
Expenses:
Mortgage interest	3,561	3,706	(3.9%)
Depreciation and amortization	3,453	3,343	3.3%
Utilities	1,210	1,013	19.4%
Maintenance	1,655	2,137	(22.6%)
Real estate taxes	2,049	1,959	4.6%
Insurance	143	197	(27.4%)
Property management	666	622	7.1%
Total expenses	$12,737	$12,977	(1.8%)
Property segment operating profit	$852	$970	(12.2%)

Commercial – Medical
Real Estate Revenue	$6,684	$6,394	4.5%
Expenses:
Mortgage interest	2,182	2,230	(2.2%)
Depreciation and amortization	1,399	1,402	(0.2%)
Utilities	287	291	(1.4%)
Maintenance	428	491	(12.8%)
Real estate taxes	413	420	(1.7%)
Insurance	63	68	(7.4%)
Property management	382	363	5.2%
Total expenses	$5,154	$5,265	(2.1%)
Property segment operating profit	$1,530	$1,129	35.5%

Commercial - Industrial
Real Estate Revenue	$1,859	$1,545	20.3%
Expenses:
Mortgage interest	557	560	(0.5%)
Depreciation and amortization	396	383	3.4%
Utilities	24	26	(7.7%)
Maintenance	18	77	(76.6%)
Real estate taxes	163	194	(16.0%)
Insurance	17	20	(15.0%)
Property management	34	29	17.2%
Total expenses	$1,209	$1,289	(6.2%)
Property segment operating profit	$650	$256	153.9%

	(in thousands)
	For the Three Months
	Ended January 31,
	2007	2006	% Change
Commercial – Retail
Real Estate Revenue	$3,300	$3,052	8.1%
Expenses:
Mortgage interest	979	1,013	(3.4%)
Depreciation and amortization	634	595	6.6%
Utilities	112	91	23.1%
Maintenance	230	351	(34.5%)
Real estate taxes	543	358	51.7%
Insurance	42	46	(8.7%)
Property management	173	138	25.4%
Total expenses	$2,713	$2,592	4.7%
Property segment operating profit	$587	$460	27.6%
Total Stabilized Segment Operating Profit	$4,981	$4,053	22.9%

Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$9,513	$2,030
Expenses – Non-Stabilized
Mortgage interest	3,126	649
Depreciation and amortization	2,853	589
Utilities	612	139
Maintenance	905	155
Real estate taxes	1,177	166
Insurance	85	14
Property management	310	70
Total expenses - Non-Stabilized	$9,068	$1,782
Property segment operating profit - Non-Stabilized	$445	$248
Total Segment Operating Profit	$5,426	$4,301

Reconciliation to consolidated operations
Interest discounts and fee revenue	1,008	404
Other interest expense	(211)	(276)
Depreciation – furniture and fixtures	(58)	(57)
Administrative, advisory and trustee fees	(1,237)	(1,014)
Operating expenses	(319)	(399)
Amortization	(261)	(202)
Income before minority interest and discontinued operations and gain on sale of other investments	$4,348	$2,757

Nine Months Ended January 31:

	(in thousands)
	For the Nine Months
	Ended January 31,
	2007	2006	% Change
Multi-family Residential
Real Estate Revenue	$49,107	$46,952	4.6%
Expenses:
Mortgage interest	13,721	13,699	0.2%
Depreciation and amortization	8,802	8,571	2.7%
Utilities	4,536	4,776	(5.0%)
Maintenance	6,373	6,180	3.1%
Real estate taxes	5,332	5,278	1.0%
Insurance	820	1,064	(22.9%)
Property management	5,613	5,388	4.2%
Total expenses	$45,197	$44,956	0.5%
Property segment operating profit	$3,910	$1,996	95.9%

	(in thousands)
	For the Nine Months
	Ended January 31,
	2007	2006	% Change
Commercial – Office
Real Estate Revenue	$41,548	$42,011	(1.1%)
Expenses:
Mortgage interest	10,756	10,993	(2.2%)
Depreciation and amortization	10,440	10,459	(0.2%)
Utilities	3,624	3,347	8.3%
Maintenance	5,084	5,646	(10.0%)
Real estate taxes	6,211	5,881	5.6%
Insurance	440	526	(16.3%)
Property management	2,081	1,837	13.3%
Total expenses	$38,636	$38,689	(0.1%)
Property segment operating profit	$2,912	$3,322	(12.3%)

Commercial – Medical
Real Estate Revenue	$19,832	$19,069	4.0%
Expenses:
Mortgage interest	6,554	6,726	(2.6%)
Depreciation and amortization	4,167	4,118	1.2%
Utilities	1,000	881	13.5%
Maintenance	1,371	1,422	(3.6%)
Real estate taxes	1,294	1,309	(1.1%)
Insurance	190	203	(6.4%)
Property management	1,118	1,077	3.8%
Total expenses	$15,694	$15,736	(0.3%)
Property segment operating profit	$4,138	$3,333	24.2%

Commercial - Industrial
Real Estate Revenue	$5,439	$4,704	15.6%
Expenses:
Mortgage interest	1,676	1,689	(0.8%)
Depreciation and amortization	1,186	1,153	2.9%
Utilities	47	53	(11.3%)
Maintenance	109	151	(27.8%)
Real estate taxes	457	573	(20.2%)
Insurance	52	61	(14.8%)
Property management	93	86	8.1%
Total expenses	$3,620	$3,766	(3.9%)
Property segment operating profit	$1,819	$938	93.9%

Commercial – Retail
Real Estate Revenue	$9,987	$9,838	1.5%
Expenses:
Mortgage interest	2,942	3,032	(3.0%)
Depreciation and amortization	1,900	1,883	0.9%
Utilities	291	253	15.0%
Maintenance	671	830	(19.2%)
Real estate taxes	1,557	1,221	27.5%
Insurance	125	137	(8.8%)
Property management	543	413	31.5%
Total expenses	$8,029	$7,769	3.3%
Property segment operating profit	$1,958	$2,069	(5.4%)
Total Stabilized Segment Operating Profit	$14,737	$11,658	26.4%

	(in thousands)
	For the Nine Months
	Ended January 31,
	2007	2006
Reconciliation to Segment Operating Profit
Real Estate Revenue – Non-Stabilized	$18,959	$4,336
Expenses – Non-Stabilized
Mortgage interest	6,066	1,071
Depreciation and amortization	6,108	1,260
Utilities	1,232	288
Maintenance	1,874	420
Real estate taxes	2,187	420
Insurance	153	30
Property management	663	167
Total expenses - Non-Stabilized	$18,283	$3,656
Property segment operating profit - Non-Stabilized	$676	$680
Total Segment Operating Profit	$15,413	$12,338

Reconciliation to consolidated operations
Interest discounts and fee revenue	1,970	857
Other interest expense	(1,602)	(932)
Depreciation – furniture and fixtures	(175)	(164)
Administrative, advisory and trustee fees	(3,274)	(2,949)
Operating expenses	(933)	(951)
Amortization	(720)	(512)
Loss on impairment	(150)	0
Income before minority interest and discontinued operations and gain on sale of other investments	$10,529	$7,687

CREDIT RISK

The following table lists our top ten commercial tenants on January 31, 2007, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the third quarter of fiscal year 2007.

% of Total Commercial
Segment’s Minimum Rents
Lessee	as of January 31, 2007
Edgewood Vista Senior Living, Inc.	6.5%
St. Lukes Hospital of Duluth, Inc.	4.0%
Applied Underwriters	2.5%
Best Buy Co., Inc. (NYSE: BBY)	2.4%
HealthEast Care System	1.9%
Microsoft (Nasdaq “MSFT”)	1.8%
Smurfit - Stone Container (Nasdaq: SSCC)	1.7%
Nebraska Orthopaedic Hospital	1.6%
Allina Health System	1.6%
Arcadis Corporate Services, Inc. (Nasdaq: ARCAF)	1.6%
All Others	74.4%
Total Monthly Rent as of January 31, 2007	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During the Nine Months Ended January 31, 2007:

During the third quarter of fiscal year 2007, IRET acquired an office property and two industrial properties for a total purchase price of approximately $29.3 million, excluding closing costs.  The Company sold a parcel of vacant land and five small retail properties for a total sale price of approximately $2.7 million during the three months ended January 31, 2007.

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

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions and dispositions during the nine months ended January 31, 2007.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2007 AND 2006

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

FFO applicable to common shares and Units for the three months and nine months ended January 31, 2007 increased to $15.6 million and $41.7 million, compared to $11.7 million and $34.5 million for the comparable periods ended January 31, 2006, an increase of 33.3% and 20.9%, respectively.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended January 31,	2007				2006
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$3,454		$		$2,321		$
Less dividends to preferred shareholders	(593)				(593)
Net income available to common shareholders	2,861	47,895.06			1,728	46,166.04
Adjustments:
Minority interest in earnings of Unitholders	1,139	19,576			509	13,607
Depreciation and amortization (1)	11,971				9,475
Gains on depreciable property sales	(349)				0
Funds from operations applicable to common shares and Units	$15,622	67,471		$.23	$11,712	59,773		$.20

	(in thousands, except per share amounts)
Nine Months Ended January 31,	2007				2006
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$10,075		$		$6,566		$
Less dividends to preferred shareholders	(1,779)				(1,779)
Net income available to common shareholders	8,296	47,466.17			4,787	45,717.10
Adjustments:
Minority interest in earnings of Unitholders	2,909	16,366			1,421	13,437
Depreciation and amortization (4)	33,439				28,325
Gains on depreciable property sales	(2,986)				(22)
Funds from operations applicable to common shares and Units	$41,658	63,832		$.65	$34,511	59,154		$.58

(1)  Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $12,017 and $9,406, and depreciation/amortization from Discontinued Operations of $12 and $126, less corporate-related depreciation and amortization on office equipment and other assets of $58 and $57, for the three months ended January 31, 2007 and 2006, respectively.

(2)  UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)  Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

(4)  Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments  and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $33,498 and $28,120, and depreciation/amortization from Discontinued Operations of $116 and $377, less corporate-related depreciation and amortization on office equipment and other assets of $175 and $172, for the nine months ended January 31, 2007 and 2006, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2007 and 2006:

Month	Fiscal Year 2007	Fiscal Year 2006
July	$.1645	$.1625
October	.1650	.1630
January	.1655	.1635
Total	$.4950	$.4890

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

SOURCES AND USES OF CASH

As of January 31, 2007, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $10.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of January 31, 2007. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate, (2) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in September 2007, December 2011 and December 2007, respectively.  The Company will seek to renew these lines of credit prior to their expiration.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company, although in the third quarter of fiscal year 2007 and 2006 there were no Units issued in connection with property acquisitions. For the nine months ended January 31, 2006, 5,972,171 Units were issued in connection with property acquisitions, compared to 657,790 Units in connection with property acquisitions during the nine months ended January 31, 2006.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 333,788 common shares under its DRIP during the first quarter of fiscal year 2007, and 311,705 common shares during the second quarter of fiscal year 2007, and 290,864 common shares during the third quarter of fiscal year 2007.

Cash and cash equivalents on January 31, 2007 totaled $43.6 million, compared to $28.9 million on January 31, 2006. The net increase in cash and cash equivalents during this period was $14.7 million. Net cash provided by operating activities increased by $9.5 million primarily due to increase in net income. Net cash used for investing activities increased by $73.6 million, primarily due to proceeds from sales of properties and less cash used for acquisitions compared to the third quarter of fiscal year 2006; and net cash provided by financing activities increased by $84.9 million primarily due to proceeds from mortgage loan payables.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $936.0 million on January 31, 2007, due to new debt placed on new and existing properties, from $765.9 million on April 30, 2006. Approximately 97.7% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of January 31, 2007, the weighted average rate of interest on the Company’s mortgage debt was 6.45%, compared to 6.63% on April 30, 2006.

Real Estate Owned. Real estate owned increased to $1,467.1 million at January 31, 2007 from $1,269.4 million at April 30, 2006. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Certificates. The Company discontinued the issuance of investment certificates in April 2002. As of January 31, 2007, investment certificates outstanding totaled $101,000, compared to $2.5 million of such certificates outstanding on April 30, 2006. This decrease resulted from the redemption of maturing investment certificates during the first three quarters of fiscal year 2007. The remaining investment certificates will be redeemed in August 2008.

Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2007 were $43.6 million, compared to $17.5 million on April 30, 2006. The increase in cash on hand on January 31, 2007, as compared to April 30, 2006, was due primarily to the refinancing of mortgage debt and to cash proceeds received under a loan from Citigroup Global Markets Realty Corp. in connection with the Company’s acquisition of a portfolio of properties from Magnum Resources, Inc.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $1.6 million on January 31, 2007, and $2.4 million on April 30, 2006. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 19.3 million Units on January 31, 2007, compared to 13.7 million Units outstanding on April 30, 2006. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2007 totaled 48.2 million, compared to 46.9 million outstanding on April 30, 2006. This increase in common shares outstanding was primarily due to the issuance of common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 333,788 common shares issued on July 1, 2006, approximately 311,705 shares issued on October 3, 2006 and approximately 290,864 shares issued on January 12, 2007, for total value of $8.6 million. Conversions of 349,246 UPREIT Units to common shares, for a total of $2.9 million in shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the nine months ended January 31, 2007. Preferred shares of beneficial interest outstanding on January 31, 2007 and April 30, 2006 totaled 1.15 million.

PENDING ACQUISTIONS AND DISPOSITIONS

As of January 31, 2007, the Company had signed agreements to acquire a parcel of vacant land in Minot, North Dakota; a 110-unit, eight-building apartment portfolio in St. Cloud, Minnesota; and a 120-unit apartment complex in Sioux City, Iowa, for purchase prices totaling approximately $12.7 million.  The Company closed on its purchases of all three of these pending acquisitions in February and March, 2007.  See Note 9, Subsequent Events, for additional information.  As of January 31, 2007, the Company had signed an agreement to sell an apartment complex in Fargo, North Dakota for a sales price of approximately $6.25 million.  This sale closed in March, 2007; see Note 9, Subsequent Events, for additional information. During the third quarter of fiscal year 2007, the tenant in three of the Company’s Edgewood Vista assisted living facilities, located in, respectively, Fremont, NE; Hastings, NE; and Kalispell, Montana, exercised its options to purchase these properties.  These pending dispositions are subject to various closing conditions and contingencies, and no assurance can be given that these transactions will be completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 98% of our debt, as of January 31, 2007 (97% as of April 30, 2006), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate increases during the third quarter of fiscal year 2007 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as source of capital.  We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2007, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining 2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate	$5,920	$29,416	$42,519	$107,868	$100,002	$628,382	$914,107
Variable Rate	266	1,131	2,592	1,170	1,240	15,537	21,936
							$936,043
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	Remaining 2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate	$8,174	$54,083	$53,407	$50,220	$45,830	$202,936	$414,650
Variable Rate (2)	1,014	1,980	1,905	1,700	1,606	3,753	11,958
							$426,608
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)     The weighted average interest rate on our debt as of January 31, 2007, was 6.45%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $21.9 million of variable rate indebtedness would increase our annual interest expense by $219,000.

(2)     Based on rates in effect at January 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2007, such disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal year 2007, the Company issued an aggregate of 133,611 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3 is not applicable and has been omitted.

Item 4. is not applicable and has been omitted.

Item 5. Other Information.

On December 20, 2006, the Compensation Committee of the Board of Trustees of the Company approved the annual base salaries, effective as of January 1, 2007, of the Company’s executive officers, after a review of performance, market data and salary information for executives of comparable companies. A table setting forth the annual base salary levels of the Company’s executive officers for calendar years 2007 and 2006 is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Date: March 12, 2007