Form 10-K
period 2007-04-30
INVESTORS REAL ESTATE TRUST
filed 2007-07-16
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2007

Commission File Number 000-14851

Investors Real Estate Trust
(Exact name of Registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12 Main Street South
Minot, North Dakota 58701
(Address of principal executive offices)

701-837-4738
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares of Beneficial Interest (no par value) - NASDAQ Global Select Market
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (no par value) -
NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☑ No

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates (i.e., by persons other than officers and trustees of the Registrant as reflected in the table in Item 12 of this Form 10-K, incorporated by reference from the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders) was $463,628,772 based on the last reported sale price on the NASDAQ Global Select Market on October 31, 2006.

The number of common shares of beneficial interest outstanding as of June 29, 2007, was 48,581,306.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on September 18, 2007 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2007 Annual Report 2

INVESTORS REAL ESTATE TRUST

INDEX

PAGE
PART I
Item 1. Business....................................................................................................................................................	5
Item 1A. Risk Factors..............................................................................................................................................	11
Item 1B. Unresolved Staff Comments................................................................................................................	20
Item 2. Properties..................................................................................................................................................	20
Item 3. Legal Proceedings....................................................................................................................................	30
Item 4. Submission of Matters to a Vote of Security Holders......................................................................	30
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...................................................................................................................................................	30
Item 6. Selected Financial Data.........................................................................................................................	32
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations...	32
Item 7A. Quantitative and Qualitative Disclosures about Market Risk........................................................	52
Item 8. Financial Statements and Supplementary Data...............................................................................	53
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....	53
Item 9A. Controls and Procedures........................................................................................................................	53
Item 9B. Other Information...................................................................................................................................	56
PART III
Item 10. Trustees, Executive Officers and Corporate Governance...............................................................	56
Item 11. Executive Compensation......................................................................................................................	56
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13. Certain Relationships and Related Transactions, and Trustee Independence............................	56
Item 14. Principal Accountant Fees and Services.............................................................................................	56
PART IV
Item 15. Exhibits, Financial Statement Schedules............................................................................................	57
Exhibit Index............................................................................................................................................................	57
Signatures..................................................................................................................................................................	59
Report of Independent Registered Public Accounting Firm and Financial Statements..............................	F-1 to F-41

2007 Annual Report 3

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

2007 Annual Report 4

PART I

Item 1. Business

Overview

Investors Real Estate Trust is a self-advised equity Real Estate Investment Trust (“REIT”) organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations though our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial office, medical, industrial and retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the twelve months ended April 30, 2007, our real estate investments in these two states accounted for 69.8% of our total gross revenue. Our principal executive offices are located in Minot, North Dakota. We also have offices in Minneapolis, Minnesota and Omaha, Nebraska, and property management offices in Kansas City, Kansas and St. Louis, Missouri.

We seek to diversify our investments among multi-family residential and office, medical, industrial and retail properties. As of April 30, 2007, our real estate portfolio consisted of:

•    69 multi-family residential properties, containing 9,397 apartment units and having a total real estate investment amount net of accumulated depreciation of $400.1 million;

•    64 office properties containing approximately 4.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $492.2 million;

•    34 medical properties (including senior housing/assisted living facilities) containing approximately 1.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $250.0 million;

•    13 industrial properties (including miscellaneous commercial properties) containing approximately 2.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $67.0 million; and

•    37 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.4 million.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2007, no single tenant accounted for more than 10% of our total rental revenues.

2007 Annual Report 5

Structure

We were organized as a REIT under the laws of North Dakota on July 31, 1970.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted all of our daily business operations through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2007, IRET, Inc. owned a 70.9% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

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

Investments in real estate or interests in real estate. We currently own multi-family residential properties and/or commercial properties in 13 states. We may invest in real estate, or interests in real estate, located anywhere in the United States; however, we currently plan to focus our investments in those states in which we already have property, with specific concentration in Minnesota, North Dakota, Nebraska, Iowa, Colorado, Montana, South Dakota, and Kansas. Similarly, we may invest in any type of real estate or interest in real estate including, but not limited to, office buildings, apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. Under our Third Restated Trustees’ Regulations (Bylaws), however, we may not invest more than 10.0% of our total assets in unimproved real estate, excluding property being developed or property where development will be commenced within one year.

2007 Annual Report 6

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

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders.  As of April 30, 2007, we had no junior mortgages outstanding.  We had one contract for deed outstanding as of April 30, 2007, with a balance of $411,000 due to us.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Policies With Respect to Certain of Our Activities

Our current policies as they pertain to certain of our activities are described as follows:

Cash distributions to shareholders and holders of limited partnership units. We intend to continue our policy of making cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. We have increased our cash distributions every year since our inception 37 years ago and every quarter since 1988.

Issuing senior securities. On April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2007, our ratio of total real estate mortgages to total real estate assets was 72.2% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 149.6%.

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

2007 Annual Report 7

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

	(in thousands)
	2007	2006	2005
Limited partnership units issued	6,705	1,072	1,996
Value at issuance	$51,365	$10,964	$20,071

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

During fiscal year 2007, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders, upon request.

To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Our mortgage loan receivables, net of reserves, totaled $399,000 as of April 30, 2007, and $409,000 as of April 30, 2006.

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

Information about Segments

We currently operate in five reportable real estate segments: multi-family residential, office, medical (including senior housing/assisted living facilities), industrial (including miscellaneous properties) and retail. For further information on these segments and other related information, see Note 11 of our consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

2007 Annual Report 8

Our Executive Officers

Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2007.

Name	Age	Title
Thomas A. Wentz, Sr.	71	President and Chief Executive Officer
Timothy P. Mihalick	48	Senior Vice President and Chief Operating Officer
Thomas A. Wentz, Jr.	41	Senior Vice President
Diane K. Bryantt	43	Senior Vice President and Chief Financial Officer
Michael A. Bosh	36	Secretary and General Counsel
Kelly A. Walters	46	Vice President

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

Thomas A. Wentz, Jr. is a graduate of Harvard College and the University of North Dakota School of Law, and joined us as General Counsel and Vice President in January 2000. He has served as a Senior Vice President of Asset Management and Finance since 2002 and as a member of our Board of Trustees since 1996. Prior to 2000, Mr. Wentz was a shareholder in the law firm of Pringle & Herigstad, P.C. from 1992 to 1999. Mr. Wentz is a member of the American Bar Association and the North Dakota Bar Association, and he is a Director of SRT Communications, Inc. Mr. Wentz is the son of Thomas A. Wentz, Sr.

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

Kelly A Walters joined IRET in October of 2006 as Vice President of Capital Markets and New Business Development. Prior to joining IRET, Mr. Walters spent ten years as Senior Vice President of Magnum Resources, Inc., a privately held real estate investment and operating firm, based in Omaha, NE, and from 1993 through 1996, he was a senior portfolio manager with Brown Brothers Harriman & Co. in Chicago, IL. Prior to 1993, Mr. Walters spent five years as the Investment Manager at Peter Kiewit and Sons, Inc. in Omaha, NE.  Mr. Walters earned his undergraduate degree in finance at the University of Nebraska at Omaha, and received his MBA from the University of Nebraska.

Employees

As of April 30, 2007, we had 59 employees.

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

2007 Annual Report 9

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

Competition

Investing in and operating real estate is a very competitive business. We compete with other owners and developers of multi-family and commercial properties to attract tenants to our properties. Ownership of competing properties is diversified among other REITs, financial institutions, individuals and public and private companies who are actively engaged in this business. Our multi-family properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the areas in which our properties are located. Our commercial properties compete with other commercial properties for tenants. Additionally, we compete with other real estate investors, including other REITs, pension and investment funds, partnerships and investment companies, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price we pay in acquisitions. During the past year, the demand for quality real estate of all types has continued to increase. This demand caused continued high prices for all types of real estate. As a result, we were unable to purchase properties that will generate rates of return similar to those generated by properties we acquired in previous years. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe, however, that the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages that have in the past and will in the future allow us to operate our business successfully despite the competitive nature of our business.

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

2007 Annual Report 10

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

2007 Annual Report 11

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

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2007, we received approximately 69.8% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.  We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2007, approximately 722,000 square feet, or 7.2% of our total commercial property square footage, was vacant. Approximately 741 of our 9,397 apartment units, or 7.9%, were vacant. As of April 30, 2007, leases covering approximately 10.5% of our total commercial segments net rentable square footage will expire in fiscal year 2008, 9.1% in fiscal year 2009, 14.0% in fiscal year 2010, 14.4% in fiscal year 2011, and 14.2% in fiscal year 2012.

2007 Annual Report 12

We face potential adverse effects from commercial tenant bankruptcies or insolvencies.  The bankruptcy or insolvency of our commercial tenants may adversely affect the income produced by our properties.  If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord.  If a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy.  A court, however, may authorize the tenant to reject and terminate its lease with us.  In such a case, our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant would pay in full amounts it owes us under a lease.  This shortfall could adversely affect our cash flow and results of operations.  If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments.  Under some circumstances, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is less than the agreed rental amount.  Additionally, without regard to the manner in which a lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant, as well as possibly lower rental rates reflective of declines in market rents.

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

Inability to manage our rapid growth effectively may adversely affect our operating results. We have experienced significant growth in recent years, increasing our total assets from approximately $1,151.2 million at April 30, 2005, to $1,435.4 million at April 30, 2007, principally through the acquisition of additional real estate properties. Subject to our continued ability to raise equity capital and issue limited partnership units of IRET Properties and identify suitable investment properties, we intend to continue our acquisition of real estate properties. Effective management of this level of growth presents challenges, including:

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

2007 Annual Report 13

to pay higher prices for new properties than we otherwise would have paid, or may prevent us from purchasing a desired property at all.

An inability to make accretive property acquisitions may adversely affect our ability to increase our operating income. From our fiscal year ended April 30, 2005, to our fiscal year ended April 30, 2007, our operating income increased from $9.9 million to $11.6 million.  The acquisition of additional real estate properties is critical to our ability to increase our operating income.  If we are unable to continue to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment or unavailability of capital, our ability to increase our operating income may be materially and adversely affected.

High leverage on our overall portfolio may result in losses. As of April 30, 2007, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 149.6%. As of April 30, 2006 and 2005, our percentage of total indebtedness to total Net Assets was approximately 138.0% and 133.9%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $956 million. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our board of trustees and disclosed to the holders of our shares of beneficial interest in the next quarterly report, along with justification for any excess.

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

The cost of our indebtedness may increase. We have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2007, $21.7 million, or approximately 2.3%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements.  If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.  In addition, portions of our fixed-rate

2007 Annual Report 14

indebtedness incurred for past property acquisitions come due on a periodic basis.  Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.

We depend on distributions and other payments from our subsidiaries that they may be prohibited from making to us, which could impair our ability to make distributions to holders of our shares of beneficial interest.  Substantially all of our assets are held through IRET Properties, our operating partnership, and other of our subsidiaries. As a result, we depend on distributions and other payments from our subsidiaries in order to satisfy our financial obligations and make distributions to the holders of our shares of beneficial interest.  The ability of our subsidiaries to make such distributions and other payments depends on their earnings, and may be subject to statutory or contractual limitations.  As an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization effectively will be subordinated to the claims of their creditors.  To the extent that we are recognized as a creditor of such subsidiaries, our claims may still be subordinate to any security interest in or other lien on their assets and to any of their debt or other obligations that are senior to our claims.

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

We have significant investments in medical properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty medical properties (including senior housing/assisted living facilities) and may acquire more in the future. As of April 30, 2007, our real estate portfolio consisted of 34 medical properties, with a total real estate investment amount, net of accumulated depreciation, of $250.0 million, or approximately 19.1% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio.  The healthcare industry is currently experiencing changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our medical property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants.  These factors may adversely affect the economic performance of some or all of our medical services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

Adverse changes in applicable laws may affect our potential liabilities relating to our properties and operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to all tenants in

2007 Annual Report 15

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

2007 Annual Report 16

studies, or any other environmental studies undertaken with respect to any of our current or future properties, may not reveal the full extent of potential environmental liabilities. We currently do not carry insurance for environmental liabilities.

We may be unable to retain or attract qualified management. We are dependent upon our senior officers for essentially all aspects of our business operations. Our senior officers have experience in the specialized business segments in which we operate, and the loss of them would likely have a material adverse effect on our operations, and could adversely impact our relationships with lenders, industry personnel and potential tenants.  We do not have employment contracts with any of our senior officers. As a result, any senior officer may terminate his or her relationship with us at any time, without providing advance notice.  If we fail to manage effectively a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, our business and prospects could be harmed.  The location of our company headquarters in Minot, North Dakota, may make it more difficult and expensive to attract, relocate and retain current and future officers and employees.

Failure to comply with changing regulation of corporate governance and public disclosure could have a material adverse effect on our business, operating results and stock price, and continuing compliance will result in additional expenses.  The Sarbanes-Oxley Act of 2002, as well as new rules and standards subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in some of our corporate governance and accounting practices, and are creating uncertainty for us and many other public companies, due to varying interpretations of the rules and their evolving application in practice.  We expect these laws, rules and regulations to increase our legal and financial compliance costs, and to subject us to additional risks.  In particular, if we fail to maintain the adequacy of our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as such standards may be modified, supplemented or amended from time to time, a material misstatement could go undetected, and we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting.  Failure to maintain an effective internal control environment could have a material adverse effect on our business, operating results, and stock price.  Additionally, our efforts to comply with Section 404 of the Sarbanes-Oxley Act and the related regulations have required, and we believe will continue to require, the commitment of significant financial and managerial resources.

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

2007 Annual Report 17

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

2007 Annual Report 18

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

2007 Annual Report 19

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

Higher market interest rates may adversely affect the market price of our common shares, and low trading volume on the NASDAQ Global Select Market may prevent the timely resale of our common shares. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the NASDAQ Global Select Market, the daily trading volume of our shares may be lower than the trading volume for other companies and industries.  The average daily trading volume for the period of May 1, 2006, through April 30, 2007, was 93,365 shares and the average monthly trading volume for the period of May 1, 2006 through April 30, 2007 was 2,111,026 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

IRET is organized as a REIT under Section 856-858 of the Code, and is in the business of owning, leasing, developing and acquiring real estate properties. Except for certain commercial properties managed by our Minneapolis, Omaha and Minot offices, these real estate investments are generally managed by third-party professional real estate management companies on our behalf.

Certain financial information from fiscal 2006 and 2005 was adjusted to reflect the effects of discontinued operations. See the Property Dispositions section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the discussion in Note 12 to our Consolidated Financial Statements.

Total Real Estate Rental Revenue

As of April 30, 2007, our real estate portfolio consisted of 69 multi-family residential properties and 148 commercial properties, consisting of office, medical, industrial and retail properties, comprising 30.6%, 37.6%, 19.1%, 5.1%, and 7.6%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2007. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

2007 Annual Report 20

Fiscal Year Ended April 30, (in thousands)	Multi-Family Residential Gross Revenue	%	Commercial Office Gross Revenue	%	Commercial Medical Gross Revenue	%	Commercial Industrial Gross Revenue	%	Commercial Retail Gross Revenue	%	Total Revenue
2007	$67,214	34.0%	$73,640	37.2%	$34,783	17.6%	$8,091	4.1%	$14,089	7.1%	$197,817
2006	$61,906	36.3%	$57,523	33.8%	$31,670	18.6%	$6,372	3.7%	$12,977	7.6%	$170,448
2005	$58,702	38.4%	$48,604	31.8%	$25,424	16.6%	$6,459	4.2%	$13,748	9.0%	$152,937

Economic Occupancy Rates

Economic occupancy rates are shown below for each property type in each of the three most recent fiscal years ended April 30. Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period.  Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.  Scheduled rent revenue is determined by valuing occupied units or square footage at contract rates and vacant units or square footage at market rates. In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases. Leases on commercial properties generally vary from month-to-month to 20 years.

	Fiscal Year Ended April 30,
	2007	2006	2005
Multi-Family Residential	93.2%	91.6%	89.9%
Commercial - Office	91.9%	92.6%	90.8%
Commercial - Medical	96.7%	96.1%	92.6%
Commercial - Industrial	95.1%	87.2%	86.8%
Commercial - Retail	89.6%	89.2%	90.3%

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

Management and Leasing of Our Real Estate Assets

The day-to-day management and leasing of our real estate assets has, with the exception of certain properties managed by our Minneapolis, Omaha and Minot offices, generally been handled by locally-based third-party professional real estate management companies.  Day-to-day management activities include the negotiation of leases, the preparation of proposed operating budgets, and the supervision of routine maintenance and capital improvements that have been authorized by us.  All decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and then implemented by the third-party management companies.

In adopting this model of third-party management of our real estate assets, we considered that under most circumstances the use of locally-based management companies would allow us to benefit from local knowledge of the applicable real estate market, while avoiding the cost and difficulty associated with maintaining management personnel in every city in which we own properties.  However, following our September 2006 acquisition from Magnum Resources, Inc. of a portfolio of office properties, we opened an office in Omaha, Nebraska, and property management offices in St. Louis and Kansas City, and hired property management personnel previously with Magnum Resources to continue managing these properties for us, as our employees.  During fiscal year 2007, we have added additional property management personnel in our Minneapolis office, and have brought in-house the management of certain of our properties that we considered suitable for internal management.  As of April 30, 2007, we have under internal management 74 properties.  We believe that in certain of the locations in which we own properties, economies of scale and our own knowledge of the applicable market may make internal management more efficient and cost effective than retaining third-party management companies, and accordingly we plan

2007 Annual Report 21

to continue evaluating our portfolio to identify other properties that may be candidates for management by our own employees.

As of April 30, 2007, we had property management contracts and/or leasing agreements with the following companies:

Residential Management	Commercial Management and Leasing

• Builder’s Management & Investment Co., Inc.	• A & L Management Services, LLC
• ConAm Management Corporation	• AJB, Inc. dba Points West Realty Management
• Investors Management & Marketing, Inc.	• Bayport Properties US, Inc.
• Illies Nohava Heinen Property Management, Inc.	• CB Richard Ellis
• Kahler Property Management	• Colliers Turley Martin Tucker Company
• Paramark Corp.	• Dakota Commercial and Development Co.
• Frauenshuh Companies
• Ferguson Property Management Services, L.C.
• Illies Nohava Heinen Property Management, Inc.
• Inland Companies, Inc.
• Mega Corporation, dba CB Richard Ellis/Mega
• Nath Management, Inc.
• Northco Real Estate Services, LLC
• Paramount Real Estate Corporation
• Results Unlimited, Inc.
• The Remada Company
• Thornton Oliver Keller, Commercial, LLC
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

Summary of Real Estate Investment Portfolio

As of April 30, (in thousands)	2007	%	2006	%	2005	%
Real Estate Investments
Real Estate Owned	$1,489,287		$1,269,423		$1,179,856
Less Accumulated Depreciation	(180,544)		(148,607)		(118,512)
	$1,308,743	99.4%	$1,120,816	99.5%	$1,061,344	99.4%
Unimproved Land	7,392	0.6%	5,175	0.5%	5,382	0.5%
Mortgage Loans Receivable	399	0.0%	409	0.0%	619	0.1%
Total Real Estate Investments	$1,316,534	100.0%	$1,126,400	100.0%	$1,067,345	100.0%

Summary of Individual Properties Owned as of April 30, 2007

The following table presents information regarding our 217 properties owned as of April 30, 2007. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Occupancy rates given are the average economic occupancy rates for the fiscal year ended April 30, 2007:

2007 Annual Report 22

(* = Real estate not owned in fee; all or a portion is leased under a ground lease)

(** = Primarily Parking Lot Rental)

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Fiscal 2007 Economic Occupancy

MULTI-FAMILY RESIDENTIAL
17 South Main Apartments - Minot, ND	4	$216	94.8%
405 Grant Avenue (Lonetree) - Harvey, ND	12	273	90.2%
408 1st Street SE - Minot, ND	**	48	100.0%
Applewood On The Green - Omaha, NE	234	12,584	90.0%
Arbors Apartments - S. Sioux City, NE	192	7,316	92.5%
Boulder Court - Eagan, MN	115	7,175	93.3%
Brookfield Village Apartments - Topeka, KS	160	7,804	95.0%
Candlelight Apartments - Fargo, ND	66	1,796	95.4%
Canyon Lake Apartments - Rapid City, SD	109	4,371	87.1%
Castle Rock - Billings, MT	165	6,579	82.1%
Chateau Apartments - Minot, ND	64	3,117	99.3%
Colonial Villa - Burnsville, MN	240	15,456	85.1%
Colton Heights Properties - Minot, ND	18	1,042	100.0%
Cottonwood Lake I - Bismarck, ND	67	4,652	98.3%
Cottonwood Lake II - Bismarck, ND	67	4,407	98.4%
Cottonwood Lake III - Bismarck, ND	67	4,841	98.9%
Country Meadows I - Billings, MT	67	4,360	91.1%
Country Meadows II - Billings, MT	67	4,502	92.5%
Crestview Apartments - Bismarck, ND	152	5,174	98.9%
Crown Colony Apartments - Topeka, KS	220	11,546	93.5%
Dakota Hill At Valley Ranch - Irving, TX	504	39,261	92.3%
East Park Apartments - Sioux Falls, SD	84	2,804	97.5%
Forest Park Estates - Grand Forks, ND	270	9,248	91.9%
Heritage Manor - Rochester, MN	182	8,352	97.3%
Indian Hills Apartments - Sioux City, IA	120	3,232	92.6%
Jenner Properties - Grand Forks, ND	90	2,161	92.3%
Kirkwood Manor - Bismarck, ND	108	4,118	98.2%
Lancaster Place - St. Cloud, MN	84	3,724	87.3%
Legacy Buildings I & II - Grand Forks, ND	116	7,521	92.8%
Legacy Building III - Grand Forks, ND	67	4,001	95.9%
Legacy Building IV- Grand Forks, ND	67	6,879	94.2%
Legacy Building V - Grand Forks, ND	36	2,878	92.0%
Legacy Building VI - Grand Forks, ND	36	3,020	90.6%
Legacy Building VII - Grand Forks, ND	36	2,897	90.0%
Magic City Apartments - Minot, ND	200	5,597	97.7%
Meadows Phase I - Jamestown, ND	27	1,875	99.3%
Meadows Phase II - Jamestown, ND	27	1,957	100.0%
Meadows Phase III - Jamestown, ND	27	2,216	99.7%
Miramont Apartments - Fort Collins , CO	210	15,245	97.4%
Monticello Apartments - Monticello, MN	60	4,425	95.2%
Neighborhood Apartments - Colorado Springs, CO	192	12,993	91.3%
North Pointe - Bismarck, ND	49	2,492	99.3%
Oakmont Apartments - Sioux Falls, SD	80	5,373	94.4%
Oakwood - Sioux Falls, SD	160	6,412	91.9%
Olympic Village - Billings, MT	274	12,802	98.3%
Olympik Village Apartments - Rochester, MN	140	7,426	93.4%
Oxbow - Sioux Falls, SD	120	5,471	94.5%
Park Meadows I - Waite Park, MN	120	4,645	90.0%
Park Meadows II & III - Waite Park, MN	240	9,184	89.6%
2007 Annual Report 23

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Fiscal 2007 Economic Occupancy

MULTI-FAMILY RESIDENTIAL - continue
Pebble Springs - Bismarck, ND	16	$821	99.5%
Pinecone Apartments - Fort Collins , CO	195	14,183	95.8%
Pinehurst Apartments - Billings, MT	21	812	98.1%
Pointe West - Rapid City, SD	90	4,723	91.8%
Prairie Winds Apartments - Sioux Falls, SD	48	2,232	93.7%
Prairiewood Meadows - Fargo, ND	85	3,498	96.6%
Quarry Ridge Apartments - Rochester, MN	154	14,688	96.2%
Ridge Oaks - Sioux City, IA	132	5,122	87.9%
Rimrock Apartments - Billings, MT	78	4,136	97.4%
Rocky Meadows - Billings, MT	98	7,001	97.2%
Rum River Apartments - Isanti, MN	72	5,666	100.0%
St. Cloud Student Housing - St. Cloud, MN	389	7,859	87.9%
Sherwood Apartments - Topeka, KS	300	17,206	93.9%
Southbrook & Mariposa - Topeka, KS	54	5,640	94.3%
South Pointe - Minot, ND	195	10,879	99.6%
Southview Apartments - Minot, ND	24	844	96.9%
Southwind Apartments - Grand Forks, ND	164	6,818	95.0%
Sunset Trail Phase I - Rochester, MN	73	7,166	89.0%
Sunset Trail Phase II - Rochester, MN	73	7,650	90.8%
Sweetwater Properties - Devils Lake & Grafton, ND	90	1,884	79.4%
Sycamore Village Apartments - Sioux Falls, SD	48	1,634	91.8%
Terrace On The Green - Moorhead, MN	116	3,003	87.3%
Thomasbrook Apartments - Lincoln, NE	264	11,254	90.6%
Valley Park Manor - Grand Forks, ND	168	5,910	94.0%
Village Green - Rochester, MN	36	2,608	94.1%
West Stonehill - Waite Park, MN	313	13,993	92.4%
Westwood Park - Bismarck, ND	64	2,672	97.9%
Winchester - Rochester, MN	115	6,938	93.3%
Woodridge Apartments - Rochester, MN	110	7,336	89.8%
TOTAL MULTI-FAMILY RESIDENTIAL	9,397	$489,644	93.2%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2007 Economic Occupancy

OFFICE
1st Avenue Building - Minot, ND	15,443	$690	84.4%
401 South Main - Minot, ND	8,443	643	41.0%
2030 Cliff Road - Eagan, MN	13,374	982	100.0%
7800 W Brown Deer Road - Milwaukee, WI	175,610	11,042	100.0%
American Corporate Center - Mendota Heights, MN	137,180	20,264	93.3%
Ameritrade - Omaha, NE	73,742	8,348	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,479	100.0%
Bloomington Business Plaza - Bloomington, MN	121,064	8,041	77.5%
Brenwood - Minnetonka, MN	176,587	16,104	55.2%
Brook Valley I - La Vista, NE	30,000	2,045	100.0%
Burnsville Bluffs II - Burnsville, MN	45,158	3,213	75.5%
Cold Spring Center - St. Cloud, MN	75,745	8,861	93.4%
Corporate Center West - Omaha, NE	141,724	21,389	100.0%
Crosstown Centre - Eden Prairie , MN	185,000	17,933	100.0%
Dewey Hill Business Center - Edina, MN	73,338	5,335	61.8%
Farnam Executive Center - Omaha, NE	94,832	13,592	100.0%
2007 Annual Report 24
Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2007 Economic Occupancy

OFFICE - continue
Flagship - Eden Prairie , MN	138,825	$23,571	94.8%
Gateway Corporate Center - Woodbury, MN	59,827	9,419	100.0%
Golden Hills Office Center - Golden Valley, MN	190,758	23,482	89.9%
Great Plains - Fargo, ND	122,040	15,375	100.0%
Highlands Ranch I - Highlands Ranch, CO	71,430	10,629	100.0%
Highlands Ranch II - Highlands Ranch, CO	81,173	11,520	100.0%
Interlachen Corporate Center - Eagan, MN	105,084	16,726	96.3%
Mendota Office Center I - Mendota Heights, MN	59,852	7,203	77.4%
Mendota Office Center II - Mendota Heights, MN	88,398	11,738	90.8%
Mendota Office Center III - Mendota Heights, MN	60,776	6,788	97.9%
Mendota Office Center IV - Mendota Heights, MN	72,231	8,705	100.0%
Minnesota National Bank - Duluth, MN	16,937	1,745	62.3%
Minnetonka Office Building - Minnetonka, MN	4,000	411	70.7%
Miracle Hills One - Omaha, NE	84,475	12,347	86.2%
Nicollett VII - Burnsville, MN	120,752	7,387	93.2%
Northgate I - Maple Grove, MN	79,297	7,789	100.0%
Northgate II - Maple Grove, MN	26,000	2,445	100.0%
Northpark Corporate Center - Arden Hills, MN	146,087	17,352	95.4%
Pacific Hills - Omaha, NE	143,061	16,276	97.0%
Pillsbury Business Center - Bloomington, MN	42,220	1,904	94.5%
Plaza VII - Boise, ID	28,994	3,536	76.9%
Plymouth I - Plymouth, MN	26,186	1,672	100.0%
Plymouth II - Plymouth, MN	26,186	1,643	65.6%
Plymouth III - Plymouth, MN	26,186	2,012	100.0%
Plymouth IV - Plymouth, MN	53,298	6,386	100.0%
Plymouth V - Plymouth, MN	73,632	8,503	94.5%
Prairie Oak Business Center - Eden Prairie, MN	36,481	5,756	72.3%
Rapid City, SD - 900 Concourse Drive - Rapid City, SD	75,815	7,088	100.0%
Riverport - Maryland Heights, MO	122,567	20,873	100.0%
Southeast Tech Center - Eagan, MN	58,300	6,338	100.0%
Spring Valley IV - Omaha, NE	15,700	1,138	100.0%
Spring Valley V - Omaha, NE	24,171	1,364	61.6%
Spring Valley X - Omaha, NE	24,000	1,228	91.0%
Spring Valley XI - Omaha, NE	24,000	1,265	100.0%
Superior Office Building - Duluth, MN	20,000	2,539	95.5%
TCA Building - Eagan , MN	103,640	9,903	85.9%
Three Paramount Plaza - Bloomington, MN	75,526	8,044	92.4%
Thresher Square - Minneapolis, MN	117,144	12,074	57.8%
Timberlands – Leawood, KS	90,315	14,676	98.6%
UHC Office - International Falls, MN	30,000	2,505	100.0%
US Bank Financial Center - Bloomington, MN	153,947	16,689	96.4%
Viromed - Eden Prairie , MN	48,700	4,864	100.0%
Wayroad Corporate - Minnetonka, MN	62,383	5,631	61.1%
Wells Fargo Center - St Cloud, MN	86,428	9,791	96.6%
West River Business Park - Waite Park, MN	24,000	1,476	69.2%
Westgate - Boise, ID	103,342	12,231	100.0%
Wirth Corporate Center - Golden Valley, MN	74,568	8,991	97.5%
Woodlands Plaza IV - Maryland Heights, MO	60,942	5,442	83.4%
TOTAL OFFICE	4,777,378	$536,431	91.9%
2007 Annual Report 25

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2007 Economic Occupancy

MEDICAL
2800 Medical Building - Minneapolis, MN	54,490	$8,751	81.6%
6517 Drew Avenue South - Edina, MN	12,140	1,515	75.0%
Abbott Northwest - Sartell, MN*	60,095	12,653	96.8%
Airport Medical - Bloomington, MN*	24,218	4,678	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,704	100.0%
Edgewood Vista - Brainerd, MN	82,535	9,586	100.0%
Edgewood Vista - Duluth, MN	119,349	11,709	100.0%
Edgewood Vista - Fremont, NE	6,042	552	100.0%
Edgewood Vista - Hastings, NE	6,042	572	100.0%
Edgewood Vista - Hermantown, MN	160,485	11,235	100.0%
Edgewood Vista - Kalispell, MT	5,895	589	100.0%
Edgewood Vista - Missoula, MT	10,150	962	100.0%
Edgewood Vista - Omaha, NE	6,042	641	100.0%
Edgewood Vista - Spearfish, SD	60,161	6,121	100.0%
Edgewood Vista - Virginia, MN	70,313	7,070	100.0%
Edgewood Vista Phase II - Virginia, MN	76,870	5,111	100.0%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Fox River Cottages - Grand Chute, WI	26,336	3,712	100.0%
Garden View - St. Paul, MN *	43,404	7,588	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,765	100.0%
Health East St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,294	12,038	100.0%
Mariner Clinic - Superior, WI *	28,928	3,788	100.0%
Nebraska Orthopaedic Hospital - Omaha, NE*	61,758	20,512	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,952	100.0%
Pavilion I - Duluth, MN*	45,081	10,144	100.0%
Pavilion II - Duluth, MN	73,000	19,325	100.0%
Ritchie Medical Plaza - St Paul, MN	50,409	9,547	91.8%
St. Michael Clinic - St. Michael, MN	10,796	2,587	100.0%
Southdale FM - Edina, MN	67,409	13,999	92.2%
Southdale SMB - Edina, MN*	195,983	34,131	86.6%
Stevens Point - Stevens Point, WI	47,950	12,309	100.0%
Wells Clinic - Hibbing, MN	18,810	2,661	100.0%
TOTAL MEDICAL	1,725,419	$274,779	96.7%

INDUSTRIAL
API Building - Duluth, MN	35,000	$1,723	100.0%
Bloomington 2000 - Bloomington, MN	100,850	6,229	100.0%
Bodycote Industrial Building - Eden Prairie, MN	41,880	2,152	100.0%
Dixon Avenue Industrial Park - Des Moines, IA	657,142	13,143	93.3%
Lexington Commerce Center - Eagan, MN	90,260	6,175	90.7%
Lighthouse - Duluth, MN	59,145	1,884	19.6%
Metal Improvement Company - New Brighton, MN	49,620	2,507	100.0%
Roseville 2929 - Roseville, MN	172,057	9,237	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Stone Container - Roseville, MN	229,072	8,250	100.0%
Waconia Industrial Building - Waconia, MN	29,440	2,004	100.0%
Wilson’s Leather - Brooklyn Park, MN	353,049	13,805	100.0%
Winsted Industrial Building - Winsted, MN	41,685	1,007	100.0%
TOTAL INDUSTRIAL	2,054,275	$75,257	95.1%

2007 Annual Report 26

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2007 Economic Occupancy

RETAIL
17 South Main - Minot, ND	2,454	$279	86.1%
Anoka Strip Center - Anoka, MN	10,625	733	63.9%
Burnsville 1 Strip Center - Burnsville, MN	8,526	1,001	90.8%
Burnsville 2 Strip Center - Burnsville, MN	8,400	804	85.9%
Champlin South Pond - Champlin, MN	26,315	3,635	76.8%
Chan West Village - Chanhassen, MN	137,572	20,899	97.9%
Dakota West Plaza - Minot, ND	16,921	602	91.1%
Duluth Denfeld Retail - Duluth, MN	36,546	4,985	94.2%
Duluth NAPA - Duluth, MN	15,597	1,933	86.6%
Eagan 1 Retail Center - Eagan, MN	5,400	518	100.0%
Eagan 2 Retail Center - Eagan, MN	13,901	1,371	100.0%
Eagan 3 C Store - Eagan, MN	3,886	784	100.0%
East Grand Station - East Grand Forks, MN	16,103	1,392	100.0%
Fargo Express Center - Fargo, ND	30,227	1,441	100.0%
Fargo Express SC Pad 1 - Fargo, ND	4,000	368	100.0%
Forest Lake Auto - Forest Lake, MN	6,836	501	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,570	8,187	100.0%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,117	5,697	99.8%
Jamestown Buffalo Mall - Jamestown, ND	212,671	5,009	84.6%
Jamestown Business Center - Jamestown, ND	100,864	1,935	89.2%
Kalispell Retail Center - Kalispell, MT	52,000	3,470	100.0%
Kentwood Thomasville Furniture - Kentwood, MI	16,080	2,122	100.0%
Ladysmith Pamida - Ladysmith, WI	41,000	1,501	100.0%
Lakeville Strip Center - Lakeville, MN	9,488	1,971	75.1%
Livingston Pamida - Livingston, MT	41,200	1,800	100.0%
Minot Arrowhead SC - Minot, ND	76,133	6,086	94.4%
Minot Plaza - Minot, ND	10,843	595	100.0%
Monticello C Store - Monticello, MN	3,575	889	76.7%
Omaha Barnes & Noble - Omaha, NE	27,500	3,699	100.0%
Pine City C Store - Pine City, MN	4,800	442	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	3,028	100.0%
Rochester Maplewood Square - Rochester, MN	118,398	11,976	62.6%
St. Cloud Westgate SC - St. Cloud, MN	104,928	6,841	64.8%
Weston Retail - Weston, WI	25,644	1,681	100.0%
Weston Walgreens - Weston, WI	14,820	2,455	100.0%
TOTAL RETAIL	1,454,693	$113,176	89.6%
SUBTOTAL		$1,489,287
2007 Annual Report 27

Property Name and Location		(in thousands) Investment (initial cost plus improvements)

UNIMPROVED LAND
2828 Chicago Avenue - Minneapolis, MN		$254
Cottonwood Lake IV - Bismarck, ND		1,366
Eagan Unimproved Land - Eagan, MN		423
Kalispell Unimproved Land - Kalispell, MT		1,424
Minot Unimproved Land - Minot, ND		1,767
Monticello Unimproved Land - Monticello, MN		89
Quarry Ridge Unimproved Land - Rochester, MN		942
River Falls Unimproved Land - River Falls, WI		205
St. Michael Unimproved Property - St. Michael, MN		111
Weston Unimproved Land - Weston, WI		811
TOTAL UNIMPROVED LAND		$7,392

TOTAL UNITS – RESIDENTIAL SEGMENT	9,397
TOTAL SQUARE FOOTAGE – COMMERCIAL SEGMENTS	10,011,765
TOTAL INVESTMENTS		$1,496,679

Mortgages Payable

As of April 30, 2007, individual first mortgage loans on the above properties totaled $951.1 million. Of the $951.1 million of mortgage indebtedness on April 30, 2007, $21.7 million is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. The balance of fixed rate mortgages totaled $929.4 million. Principal payments due on our mortgage indebtedness are as follows:

Year Ended April 30,	Mortgage Principal (in thousands)
2008	$30,831
2009	47,701
2010	127,747
2011	101,282
2012	85,713
Later Years	557,865
Total	$951,139

Future Minimum Lease Payments

The future minimum lease payments to be received under leases for commercial properties in place as of April 30, 2007, assuming that no options to renew or buy out the leases are exercised, are as follows:

Year Ended April 30,	Lease Payments (in thousands)
2008	$91,368
2009	82,328
2010	74,402
2011	61,703
2012	47,268
Later Years	241,836
Total	$598,905

2007 Annual Report 28

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2007, we spent approximately $30.9 million on capital improvements.

Contracts or Options to Sell

We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements with the tenant. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of 2.0% to 2.5% of the initial cost to us. As of April 30, 2007, our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

	(in thousands)
Property	Property Cost	Gross Rental Revenue
		2007	2006	2005
Edgewood Vista - Bismarck, ND	10,868	980	653	0
Edgewood Vista - Brainerd, MN	10,634	968	645	0
Edgewood Vista - Duluth, MN	11,709	1,472	1,472	1,406
Edgewood Vista - Fremont, NE	552	68	62	59
Edgewood Vista - Hastings, NE	572	68	63	61
Edgewood Vista - Hermantown, MN	12,325	1,124	749	0
Edgewood Vista - Kalispell, MT	588	72	62	62
Edgewood Vista - Missoula, MT	962	132	120	120
Edgewood Vista - Omaha, NE	641	76	70	67
Edgewood Vista - Spearfish, SD	6,757	608	406	0
Edgewood Vista - Virginia, MN	12,182	1,320	1,320	1,320
Fox River Cottage - Grand Chute, WI	3,860	260	0	0
Great Plains Software - Fargo, ND	15,375	1,876	1,876	1,876
Healtheast - Woodbury & Maplewood, MN	21,601	2,032	2,032	2,032
Minnesota National Bank - Duluth, MN	2,104	135	100	189
St. Michael Clinic - St. Michael, MN	2,587	35	0	0
Stevens Point - Stevens Point, WI	12,504	630	102	0
Total	$125,821	$11,856	$9,732	$7,192

Properties by State

The following table presents, as of April 30, 2007, an analysis by state of each of the five major segments of properties owned by us - multi-family residential, office, medical, industrial and retail:

	(in thousands)
State	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total	% of Total
Minnesota	$137,294	$343,694	$215,317	$54,973	$71,890	$823,168	55.3%
North Dakota	115,752	16,708	9,704	7,141	24,558	173,863	11.7%
Nebraska	31,154	78,992	22,277	0	3,699	136,122	9.1%
Colorado	42,421	22,149	0	0	0	64,570	4.3%
Kansas	42,196	14,676	0	0	0	56,872	3.8%
Montana	40,192	0	1,551	0	5,270	47,013	3.2%
South Dakota	33,020	7,088	6,121	0	0	46,229	3.1%
Texas	39,261	0	0	0	0	39,261	2.6%
Wisconsin	0	11,042	19,809	0	5,637	36,488	2.5%
All Other States	8,354	42,082	0	13,143	2,122	65,701	4.4%
Total	$489,644	$536,431	$274,779	$75,257	$113,176	$1,489,287	100.0%
2007 Annual Report 29

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter of the fiscal year ended April 30, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Our common shares of beneficial interest trade on the NASDAQ Global Select Market under the symbol IRETS. On June 29, 2007, the last reported sales price per share of our common shares on the NASDAQ National Market was $10.33. The following table sets forth the quarterly high and low closing sales prices per share of our common shares as reported on the NASDAQ Global Select Market, and the distributions per common share and limited partnership unit declared with respect to each period.

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2007
April 30, 2007	$11.00	$9.66	$0.1660
January 31, 2007	10.68	9.65	0.1655
October 31, 2006	10.15	9.22	0.1650
July 31, 2006	9.50	8.85	0.1645

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2006
April 30, 2006	$9.67	$9.11	$0.1640
January 31, 2006	9.79	9.20	0.1635
October 31, 2005	10.16	8.85	0.1630
July 31, 2005	10.24	9.04	0.1625

It is IRET’s policy to pay quarterly distributions to our common shareholders and unitholders, at the discretion of our Board of Trustees, based on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deems relevant. Since July 1, 1971, IRET has paid quarterly cash distributions in the months of January, April, July and October.

Shareholders

As of June 29, 2007, the Company had approximately 4,196 common shareholders of record, and 48,581,306 common shares of beneficial interest (plus 20,388,754 limited partnership units potentially convertible into 20,388,754 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal years ended April 30, 2007, 2006 and 2005, respectively, we issued an aggregate of 219,587, 342,242 and 595,810 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 219,587, 342,242 and 595,810 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

2007 Annual Report 30

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2007, except for repurchases of nominal amounts of fractional shares, at shareholder request.

Comparative Stock Performance

The information contained in this Comparative Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2002, and ending April 30, 2007, the cumulative total returns for the Company’s common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”), and the NAREIT Equity Index, which is an index prepared by the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Market.

The performance graph assumes that at the close of trading on April 30, 2002, the last trading day of fiscal year 2002, $100 was invested in the Company’s common shares and in each of the indexes.  The comparison assumes the reinvestment of all distributions.  Cumulative total shareholder returns for the Company’s common shares, the S&P 500 and the NAREIT Equity Index are based on the Company’s fiscal year ending April 30.

	FY02	FY03	FY04	FY05	FY06	FY07
Investors Real Estate Trust	100.00	103.92	108.41	109.07	120.14	143.08
NAREIT Equity	100.00	99.94	124.78	167.97	212.62	268.88
S&P 500	100.00	86.69	106.52	113.28	130.74	150.66

Source:  Research Data Group, Inc.

2007 Annual Report 31

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	2007	2006	2005	2004	2003
Consolidated Income Statement Data
Revenue	$197,817	$170,448	$152,937	$130,458	$109,780
Income before minority interest and discontinued operations and gain on sale of other investments	$14,300	$11,138	$9,920	$10,190	$13,655
Gain on sale of real estate, land, and other investments	$4,602	$3,293	$8,605	$662	$1,595
Minority interest portion of operating partnership income	$(3,229)	$(1,896)	$(1,738)	$(2,173)	$(3,190)
Income from continuing operations	$11,059	$8,781	$7,806	$7,418	$9,841
Income from discontinued operations	$3,051	$2,786	$7,270	$2,022	$2,407
Net income	$14,110	$11,567	$15,076	$9,440	$12,248
Consolidated Balance Sheet Data
Total real estate investments	$1,316,534	$1,126,400	$1,067,345	$991,923	$845,325
Total assets	$1,435,389	$1,207,315	$1,151,158	$1,076,317	$885,681
Mortgages payable	$951,139	$765,890	$708,558	$633,124	$539,397
Shareholders’ equity	$284,969	$289,560	$295,172	$278,629	$214,761

Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations	$.18	$.14	$.13	$.19	$.31
Income from discontinued operations	$.06	$.06	$.17	$.05	$.07
Net income	$.24	$.20	$.30	$.24	$.38
Distributions	$.66	$.65	$.65	$.64	$.63

CALENDAR YEAR	2006	2005	2004	2003	2002
Tax status of distributions
Capital gain	1.22%	16.05%	0.00%	3.88%	0.00%
Ordinary income	42.01%	41.48%	44.65%	58.45%	68.29%
Return of capital	56.77%	42.47%	55.35%	37.67%	31.71%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2007.

Overview

We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2007, our real estate portfolio consisted of 69 multi-family residential properties containing 9,397 apartment units and having a total real estate investment amount net of accumulated depreciation of $400.1 million, and 148 commercial properties containing approximately 10.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $908.6 million. Our commercial properties consist of:

•    64 office properties containing approximately 4.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $492.2 million;

2007 Annual Report 32

•    34 medical properties (including senior housing/assisted living facilities) containing approximately 1.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $250.0 million;

•    13 industrial properties (including miscellaneous commercial properties) containing approximately 2.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $67.0 million; and

•    37 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.4 million.

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

During fiscal year 2007, IRET continued to operate in a challenging acquisition environment.  Liquidity levels in the Company’s markets remained high, and much of the abundant investment capital available continued to seek commercial real estate.  Accordingly, identifying potential acquisition properties that met IRET’s investment criteria remained difficult during fiscal year 2007, although deal flow continued to be robust.  Despite these challenges, during fiscal year 2007 the Company closed on the largest acquisition in its history, when it purchased from subsidiaries of Omaha-based Magnum Resources, Inc. a portfolio of nine office complexes, consisting of 15 buildings totaling approximately 936,568 rentable square feet, for aggregate consideration of approximately $140.8 million (the “Magnum Portfolio). As of the closing date of the acquisition, the Magnum Portfolio was approximately 94% leased to multiple tenants.  The acquisition increased the leasable space of IRET’s office portfolio by approximately 25%.

In addition to the Magnum Portfolio, the Company during fiscal year 2007 added five apartment properties, one office property, two medical properties (excluding the acquisition of the remaining ownership interest in a medical office building previously partially owned by the Company), two industrial properties, two retail properties (including the construction of a retail drug store property to replace an existing older retail property owned by the Company) and six parcels of unimproved land to its investment portfolio, for an aggregate purchase price and construction cost  (including the Magnum properties) of approximately $220.7 million.  During fiscal year 2007, the Company disposed of two apartment complexes, one office property, one medical (assisted living) property, 11 small retail properties and two parcels of unimproved land, for sale prices totaling approximately $22.5 million.

Total revenues of IRET Properties, our operating partnership, increased by $27.4 million to $197.8 million in fiscal year 2007, compared to $170.4 million in fiscal year 2006.  This increase was primarily attributable to the addition of new real estate properties.  Operating income increased in fiscal year 2007, to $11.6 million from $9.9 million in fiscal year 2006. We estimate that rent concessions offered to tenants during the twelve months ended April 30, 2007 lowered our operating revenues by approximately $5.0 million, compared to $5.2 million for fiscal year 2006.  Expenses increased during fiscal year 2007 as well, with real estate taxes, maintenance, utilities and property management expense all increasing from year-earlier levels.  While some of this increase was due to existing real estate, the majority was due to the addition of new real estate properties to our portfolio.

Economic occupancy levels in our total commercial property segments increased slightly to 93.2% in fiscal year 2007 from 92.8% in fiscal year 2006.  Economic occupancy rates in our commercial medical, industrial and retail segments increased; the economic occupancy rate in our commercial office segment decreased.  Economic occupancy in our multi-family residential segment increased to 93.2% in fiscal year 2007, from 91.6% in fiscal year 2006.

Additional information and more detailed discussions of our fiscal year 2007 operating results are found in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2007 Annual Report 33

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

Above-market and below-market in-place lease values for acquired properties are estimated based on the present value of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company performs this analysis on a lease-by-lease basis. The capitalized above-market or below-market intangible is amortized to rental income over the remaining non-cancelable terms of the respective leases.

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

Property sales or dispositions are recorded when title transfers and sufficient consideration is received by the Company and the Company has no significant continuing involvement with the property sold. The Company’s properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of the Company’s estimates in connection with acquisitions and future impairment analysis could be material to the Company’s financial statements.

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts ($238,000 as of April 30, 2007) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents ($660,000 as of April 30, 2007) and from mortgage loans ($12,500 as of April 30, 2007). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises

2007 Annual Report 34

judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

Revenue Recognition - The Company has the following revenue sources and revenue recognition policies:

•   Base Rents - income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent increases and abated rent under the leases.  Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Rental revenue is recorded for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for rents that it expects to collect over the remaining lease term as deferred rents receivable. When the Company acquires a property, the term of the existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the reliability of such deferred rents receivable involves management's assumptions relating to such tenant's viability.

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

Recent Accounting Pronouncements

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for fiscal year 2007 were $197.8 million, compared to $170.4 million in fiscal year 2006 and $152.9 million in fiscal year 2005. Revenues during fiscal year 2007 were $27.4 million greater than revenues in fiscal year 2006 and revenues during fiscal year 2006 were $17.5 million greater than in fiscal year 2005.

2007 Annual Report 35

For fiscal 2007, the increase in revenue of $27.4 million resulted from:

(in thousands)
Rent from 15 properties acquired in fiscal year 2006 in excess of that received in 2006 from the same 15 properties	$5,443
Rent from 21 properties acquired in fiscal year 2007	16,948
Increase in rental income on existing properties	5,609
Decrease in lease termination fees	(631)
$27,369

For fiscal 2006, the increase in revenue of $17.5 million resulted from:

(in thousands)
Rent from 16 properties acquired in fiscal year 2005 in excess of that received in 2005 from the same 16 properties	$9,816
Rent from 15 properties acquired in fiscal year 2006	6,704
Increase in rental income on existing properties	860
An increase in straight-line rents	203
A decrease in rent from properties sold in fiscal year 2007	(72)
$17,511

As illustrated above, the substantial majority (81.8% in fiscal year 2007 and 94.3% in fiscal year 2006) of the increase in our gross revenue for fiscal years 2007 and 2006 resulted from the addition of new real estate properties to the IRET Properties’ portfolio, with 20.5%  and 1.2%, respectively, resulting from rental increases on existing properties.. For the next 12 months, we expect acquisitions to continue to be the most significant factor in any increases in our revenues and ultimately our net income. While acceptable real estate assets are still available for purchase, continued widespread demand for real estate from traditional and non-traditional investors has resulted in a reduction in the investment returns from all types of real estate. This reduction in rates of return will be further exacerbated to the extent that rises in interest rates increase borrowing costs. While we were able to take advantage of lower borrowing costs for most of our recent acquisitions, our borrowing costs are rising. The majority of our debt is fixed and not prepayable without significant prepayment costs and fees.

Gain on Sale of Real Estate

The Company realized a gain on sale of real estate, land and other investments for fiscal year 2007 of $4.6 million. This compares to $3.3 million of gain on sale of real estate recognized in fiscal 2006 and $8.6 million recognized in fiscal 2005. A list of the properties sold during fiscal year 2007, showing sales price, depreciated cost plus sales costs and net gain is included in this Item 7 under the caption “Property Dispositions.”

Net Operating Income

The following tables report segment financial information.  We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenues less property operating expenses and real estate taxes.  We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The following tables show revenues, operating expenses and NOI by reportable operating segment for fiscal years 2007, 2006 and 2005.  For a reconciliation of net operating income of reportable segments to operating income as reported, see Note 11 of the Notes to Consolidated Financial Statements in this report.

The tables also show net operating income by reportable operating segment on a stabilized property and non-stabilized property basis.  Stabilized properties are properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from the stabilized property category).  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.  Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year.  Management uses

2007 Annual Report 36

this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements.

	(in thousands)
Year Ended April 30, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$67,214	$73,640	$34,783	$8,091	$14,089	$197,817
Real estate expenses
Utilities	6,711	6,290	1,771	57	377	15,206
Maintenance	8,640	9,245	2,611	218	1,000	21,714
Real estate taxes	7,322	10,844	2,322	755	2,079	23,322
Insurance	1,094	773	274	75	166	2,382
Property management	7,808	3,348	1,697	148	853	13,854
Total expenses	$31,575	$30,500	$8,675	$1,253	$4,475	$76,478
Net operating income	$35,639	$43,140	$26,108	$6,838	$9,614	$121,339

Stabilized net operating income	34,245	32,428	19,795	6,317	9,229	102,014
Non-stabilized net operating income	1,394	10,712	6,313	521	385	19,325
Total net operating income	$35,639	$43,140	$26,108	$6,838	$9,614	$121,339

	(in thousands)
Year Ended April 30, 2006	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$61,906	$57,523	$31,670	$6,372	$12,977	$170,448
Real estate expenses
Utilities	6,587	4,805	1,600	91	390	13,473
Maintenance	7,872	7,582	2,471	201	1,107	19,233
Real estate taxes	6,982	8,022	2,283	771	1,727	19,785
Insurance	1,399	705	298	81	179	2,662
Property management	7,010	2,488	1,662	108	541	11,809
Total expenses	$29,850	$23,602	$8,314	$1,252	$3,944	$66,962
Net operating income	$32,056	$33,921	$23,356	$5,120	$9,033	$103,486

Stabilized net operating income	31,948	33,451	19,101	5,120	9,033	98,653
Non-stabilized net operating income	108	470	4,255	0	0	4,833
Total net operating income	$32,056	$33,921	$23,356	$5,120	$9,033	$103,486

	(in thousands)
Year Ended April 30, 2005	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$58,702	$48,604	$25,424	$6,459	$13,748	$152,937
Real estate expenses
Utilities	5,663	3,386	1,142	60	372	10,623
Maintenance	6,755	6,312	1,870	185	953	16,075
Real estate taxes	6,903	7,147	1,616	797	1,728	18,191
Insurance	1,490	536	277	78	182	2,563
Property management	6,638	2,100	1,273	104	286	10,401
Total expenses	$27,449	$19,481	$6,178	$1,224	$3,521	$57,853
Net operating income	$31,253	$29,123	$19,246	$5,235	$10,227	$95,084

Stabilized net operating income	30,948	25,845	15,427	5,235	10,227	87,682
Non-stabilized net operating income	305	3,278	3,819	0	0	7,402
Total net operating income	$31,253	$29,123	$19,246	$5,235	$10,227	$95,084

2007 Annual Report 37

Changes in Expenses and Net Income

Operating income for fiscal year 2007 increased to $11.6 million from $9.9 million in fiscal year 2006, and from $8.9 million in fiscal year 2005. Our net income available to common shareholders for fiscal year 2007 was $11.7 million, compared to $9.2 million in fiscal year 2006 and $12.7 million in fiscal year 2005. On a per common share basis, net income was $.24 per common share in fiscal year 2007, compared to $.20 per common share in fiscal year 2006 and $.30 in fiscal year 2005.

These changes in operating income and net income result from the changes in revenues and expenses detailed below:

Changes in net income available to common shareholders for fiscal year 2007 resulted from:

(in thousands)
An increase in net operating income primarily due to new acquisitions	$17,853
An increase in interest income	1,128
An increase in non-operating income	297
An increase in income from discontinued operations, net	265
A decrease in minority interest of other partnership’s income	510

These increases were offset by:
An increase in depreciation/amortization expense related to real estate investments	(7,528)
An increase in interest expense primarily due to debt placed on new acquisitions	(7,723)
An increase in minority interest of operating partnership income	(1,333)
An increase in operating expenses, administrative, advisory & trustee services	(528)
An increase in amortization related to non-real estate investments	(337)
A decrease in gain on sale of other investments	(61)
Total increase in fiscal 2007 net income available to common shareholders	$2,543

Changes in net income available to common shareholders for fiscal year 2006 resulted from:

(in thousands)
An increase in net operating income primarily due to new acquisitions	$8,402
An increase in interest income	238
An increase in gain on sale of other investments	20
An increase in non-operating income	16
A decrease in operating expenses, administrative, advisory & trustee services	191

These increases were offset by:
An increase in depreciation/amortization expense related to real estate investments	(3,980)
An increase in interest expense primarily due to debt placed on new acquisitions	(3,334)
An increase in amortization related to non-real estate investments	(315)
An increase in minority interest of operating partnership income	(158)
An increase in minority interest of other partnership’s income	(105)
A decrease in income from discontinued operations, net	(4,484)
Total decrease in fiscal 2006 net income available to common shareholders	$(3,509)

Factors Impacting Net Income During Fiscal Year 2007 as Compared to Fiscal Year 2006

Our results during the fiscal year ended April 30, 2007, compared to the fiscal year ended April 30, 2006, show continued overall improvement in occupancy levels and rental revenues.  Economic occupancy rates in four of our five segments increased compared to the year-earlier period, and real estate revenue increased in fiscal year 2007 compared to fiscal year 2006 in all of our reportable segments.  Net income available to common shareholders increased to $11.7 million in fiscal year 2007, compared to $9.2 million in fiscal year 2006.  Revenue increases during fiscal year 2007 were offset somewhat by increases in maintenance, utilities, mortgage interest due to increased borrowing, real estate taxes, property management and amortization expense.  Insurance expense decreased in fiscal year 2007.

2007 Annual Report 38

•   Economic Occupancy.  During fiscal year 2007, economic occupancy levels at our properties improved over year-earlier levels in each of our reportable segments other than commercial office.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.   Economic occupancy rates on a stabilized property basis for the fiscal year ended April 30, 2007 compared to the fiscal year ended April 30, 2006 are shown below:

	Fiscal Year Ended April 30,
	2007	2006	% Change
Multi-Family Residential	93.2%	91.7%	1.5%
Commercial Office	90.5%	92.6%	(2.1%)
Commercial Medical	96.8%	95.3%	1.5%
Commercial Industrial	94.8%	87.2%	7.6%
Commercial Retail	89.3%	89.2%	0.1%

During fiscal year 2007, results continued to improve at our multi-family residential properties.  While we had limited success in increasing scheduled rental rates at our apartment communities, the construction of competing apartment units, single-family homes and condominium units has abated in most of our markets.  Combined with positive absorption of previously-constructed housing, this reduction in construction of competing product has allowed us to reduce vacancy and tenant concessions in our multi-family residential segment.  We also saw during fiscal year 2007 an accelerating demand for industrial space, although as in past periods rental rates in this segment continue to remain at levels lower than in prior fiscal years.  We did not see in fiscal year 2007 any consistent sustained demand for commercial office space or for existing smaller retail developments, which comprise a majority of IRET’s retail portfolio.  However, our expectation is that demand in IRET’s markets for our multi-family, medical, office and industrial locations will strengthen in fiscal year 2008.

•   Concessions.  Our overall level of tenant concessions declined slightly for the fiscal year ended April 30, 2007 compared to the year-earlier period.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the fiscal year ended April 30, 2007 lowered our operating revenues by approximately $5.0 million, as compared to an approximately $5.2 million reduction in operating revenues attributable to rent concessions offered in fiscal year 2006.

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the fiscal years ended April 30, 2007 and 2006:

	(in thousands)
	Fiscal Year Ended April 30,
	2007	2006	%Change
Multi-Family Residential	$3,147	$3,848	(18.2%)
Commercial Office	$1,769	$1,213	45.8%
Commercial Medical	$70	$74	(5.4%)
Commercial Industrial	$14	$53	(73.6%)
Commercial Retail	$22	$23	(4.3%)
Total	$5,022	$5,211	(3.6%)

•   Increased Maintenance Expense.  Maintenance expenses totaled $21.7 million in fiscal year 2007, compared to $19.2 million in fiscal year 2006.  Maintenance expenses at properties newly acquired in fiscal years 2007 and 2006 added $2.5 million to the maintenance expense category during fiscal year 2007, while maintenance expenses at existing properties decreased by $31,000, resulting in a net increase of $2.5 million or 13.0% in maintenance expenses in fiscal year 2007 compared to fiscal year 2006.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

2007 Annual Report 39

Maintenance expenses by reportable segment for the fiscal years ended April 30, 2007 and 2006 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail

2007	$8,640	$9,245	$2,611	$218	$1,000
2006	$7,872	$7,582	$2,471	$201	$1,107
% change (2007 vs. 2006)	9.8%	21.9%	5.7%	8.5%	(9.7%)

•   Increased Utility Expense.  Utility expense totaled $15.2 million in fiscal year 2007, compared to $13.5 million in fiscal year 2006.  Utility expenses at properties newly acquired in fiscal years 2007 and 2006 added $1.6 million to the utility expense category during fiscal year 2007, while utility expenses at existing properties increased by $88,000, for a total increase of $1.7 million or 12.6% in utility expenses in fiscal year 2007 compared to fiscal year 2006.

Utility expenses by reportable segment for the fiscal years ended April 30, 2007 and 2006 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail

2007	$6,711	$6,290	$1,771	$57	$377
2006	$6,587	$4,805	$1,600	$91	$390
% change (2007 vs. 2006)	1.9%	30.9%	10.7%	(37.4%)	(3.3%)

•   Increased Mortgage Interest Expense.  Our mortgage interest expense increased approximately $7.1 million, or 14.3%, to approximately $56.6 million during fiscal year 2007, compared to $49.5 million in fiscal year 2006. Mortgage interest expense for properties newly acquired in fiscal years 2007 and 2006 added $7.7 million to our total mortgage interest expense in fiscal year 2007, while mortgage interest expense on existing properties decreased $627,000.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.43% as of April 30, 2007, compared to 6.63% as of April 30, 2006.  Our mortgage debt increased approximately $185.2 million, or 24.2%, to approximately $951.1 million as of April 30, 2007, compared to $765.9 million on April 30, 2006.

Mortgage interest expense by reportable segment for the fiscal years ended April 30, 2007 and 2006 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail

2007	$18,745	$20,157	$11,291	$2,325	$4,070
2006	$17,969	$14,774	$10,534	$2,240	$4,029
% change (2007 vs. 2006)	4.3%	36.4%	7.2%	3.8%	1.0%

•     Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $9.2 million in fiscal year 2007, compared to $6.7 million in fiscal year 2006. The increase in amortization expense in fiscal year 2007 compared to fiscal year 2006 was primarily due to a significant acquisition completed by the Company in the second quarter of fiscal year 2007, of a portfolio of properties from Magnum Resources, Inc.

2007 Annual Report 40

•   Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2007 and 2006 added $2.9 million to real estate tax expense, while real estate taxes on existing properties increased by $638,000, for a total increase of $3.5 million or 17.7% in real estate tax expense in fiscal year 2007 compared to fiscal year 2006, from $19.8 million to $23.3 million.

Real estate tax expense by reportable segment for the fiscal years ended April 30, 2007 and 2006 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail

2007	$7,322	$10,844	$2,322	$755	$2,079
2006	$6,982	$8,022	$2,283	$771	$1,727
% change (2007 vs. 2006)	4.9%	35.2%	1.7%	(2.1%)	20.4%

•   Decreased Insurance Expense.  Insurance expense decreased in fiscal year 2007 compared to fiscal year 2006, from $2.7 million to $2.4 million, a decrease of approximately 11.1%.  Insurance expense at properties newly-acquired in fiscal years 2007 and 2006 totaled $208,000, while insurance expense at existing properties decreased $488,000, for a net decrease of $280,000 in insurance expense in fiscal year 2007 compared to fiscal year 2006.

Insurance expense by reportable segment for the fiscal years ended April 30, 2007 and 2006 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail

2007	$1,094	$773	$274	$75	$166
2006	$1,399	$705	$298	$81	$179
% change (2007 vs. 2006)	(21.8%)	9.6%	(8.1%)	(7.4%)	(7.3%)

•   Increased Property Management Expense.  Property management expense increased in fiscal year 2007 compared to fiscal year 2006, from $11.8 million to $13.9 million, an increase of $2.1 million or approximately 17.8%.  Of this increase, $1.3 million is attributable to existing properties, while $829,000 is due to properties acquired in fiscal years 2007 and 2006.  The increase at existing properties is primarily due to an increase in property revenue resulting in higher management fees payable (management fees are generally a percentage of rents received).

Property management expense by reportable segment for the fiscal years ended April 30, 2007 and 2006 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail

2007	$7,808	$3,348	$1,697	$148	$853
2006	$7,010	$2,488	$1,662	$108	$541
% change (2007 vs. 2006)	11.4%	34.6%	2.1%	37.0%	57.7%

Factors Impacting Net Income During Fiscal Year 2006 as Compared to Fiscal Year 2005

A discussion of the factors having the greatest impact on our operational results in fiscal year 2006 compared to fiscal year 2005 is set forth below.

•   Increased concessions and limited ability to raise rents.  During fiscal year 2006, economic occupancy levels at our multi-family residential and commercial properties improved.  However, our level of tenant concessions continued to rise, and, despite some positive developments in the general economy, a majority of the markets in which we operated continued to experience lower-than-expected levels of job creation and demand for multi-family residential and commercial space.  Accordingly, we were unable to raise rents

2007 Annual Report 41

significantly at the majority of our properties.  Economic occupancy levels at our stabilized multi-family residential properties increased throughout our entire portfolio during fiscal year 2006, to 92.0% compared to 90.1% at the end of fiscal year 2005. “Stabilized properties” are those properties that we have owned for the entirety of the periods being compared, and include properties that were redeveloped or expanded during the periods being compared.

      Economic occupancy levels at our stabilized total commercial segment properties increased to 91.1% during fiscal year 2006, from 89.9% at the end of fiscal year 2005. On an individual commercial segment basis, economic occupancy levels at our stabilized commercial office, medical and industrial properties increased to 91.5%, 94.1% and 87.2%, respectively, during fiscal year 2006, from 90.2%, 90.9% and 86.8%, respectively, during fiscal year 2005.  Economic vacancy levels at our stabilized commercial retail properties decreased to 89.3% during fiscal year 2006, compared to 89.8% during fiscal year 2005.

      To maintain physical occupancy levels at our multi-family residential properties, we may offer tenant incentives, generally in the form of lower rents, which results in decreased revenues and income from operations at our stabilized properties.  We estimate that rent concessions offered during fiscal year 2006 lowered our operating revenues by approximately $5.2 million, compared to an estimated approximately $4.4 million reduction in operating revenues attributable to rent concessions offered in fiscal year 2005.

•   Increased real estate taxes.  Real estate taxes on properties newly acquired in fiscal years 2005 and 2006 added $2.0 million to the real estate taxes category, while real estate taxes on existing properties decreased by $406,000, resulting in a net increase in real estate tax expense of $1.6 million, or 8.1%, for fiscal year 2006, as compared to fiscal year 2005.

•   Increased maintenance expense.  Maintenance expenses at our properties increased by $3.2 million, or 19.7% for the fiscal year ended April 30, 2006, as compared to fiscal year 2005.  Of the increased maintenance costs for the fiscal year ended April 30, 2006, $2.4 million, or 74.5%, was attributable to the addition of new real estate acquired in fiscal 2006 and 2005, while $774,000, or 25.5%, was due to increased costs for maintenance on existing real estate assets.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  For our non-commercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of a general rent increase.

•   Increased utility expense.  The utility expense category increased by $2.9 million, or 26.4%, for the fiscal year ended April 30, 2006, compared to fiscal year 2005.  Of the increased utility costs, $1.6 million, or 56.5%, was attributable to the addition of new real estate acquired in fiscal years 2006 and 2005, while $1.2 million, or 43.5%, was due to increased costs for utilities on existing real estate assets.  Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent.  For our other non-commercial real estate properties, any increase in our utility costs must be collected from tenants in the form of a general rent increase.  Additionally, since our real estate portfolio is primarily located in Minnesota and North Dakota, the severity of winters has a large impact on our utility costs.

•   Increased mortgage interest expense.  Our mortgage debt increased $57.3 million, or 8.1%, for the fiscal year ended April 30, 2006 compared to fiscal year 2005, to approximately $765.9 million from approximately $708.6 million.  Mortgage interest expense at properties newly acquired in fiscal years 2005 and 2006 added $4.6 million to the mortgage interest expense category, while mortgage interest expense at existing properties decreased by $549,000, resulting in a net increase of $4.0 million or 8.8% in mortgage interest expense in fiscal year 2006 compared to fiscal year 2005.

2007 Annual Report 42

Comparison of Results from Commercial and Residential Properties

The following table presents an analysis of the relative investment in (corresponding to “Property owned” on the balance sheet, i.e., cost), and net operating income of, our commercial and multi-family residential properties over the past three fiscal years:

	(in thousands)		(in thousands)		(in thousands)
Fiscal Years Ended April 30	2007	%	2006	%	2005	%
Real Estate Investments – (cost)
Multi-Family Residential	$489,644	32.9%	$452,251	35.6%	$442,109	37.5%
Commercial Office	536,431	36.0%	383,280	30.2%	353,536	30.0%
Commercial Medical	274,779	18.4%	263,300	20.7%	205,333	17.4%
Commercial Industrial	75,257	5.1%	59,583	4.7%	58,233	4.9%
Commercial Retail	113,176	7.6%	111,009	8.8%	120,645	10.2%
Total	$1,489,287	100.0%	$1,269,423	100.0%	$1,179,856	100.0%
Net Operating Income
Multi-Family Residential	$35,639	29.4%	$32,056	31.0%	$31,253	32.9%
Commercial Office	43,140	35.6%	33,921	32.8%	29,123	30.6%
Commercial Medical	26,108	21.5%	23,356	22.6%	19,246	20.2%
Commercial Industrial	6,838	5.6%	5,120	4.9%	5,235	5.5%
Commercial Retail	9,614	7.9%	9,033	8.7%	10,227	10.8%
Total	$121,339	100.0%	$103,486	100.0%	$95,084	100.0%

Analysis of Lease Expirations and Credit Risk

The following table shows the annual lease expiration percentages and base rent of expiring leases for the total commercial segments properties owned by us as of April 30, 2007, for fiscal years 2008 through 2017, and the leases that will expire during fiscal year 2018 and beyond. Our multi-family residential properties are excluded from this table, since residential leases are generally for a one-year term.

Fiscal Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration	Percentage of Total Commercial Segments Annualized Base Rent
2008(1)	1,144,829	12.3%	$10,288,847	10.5%
2009	981,320	10.6%	8,905,984	9.1%
2010	1,263,332	13.6%	13,797,728	14.0%
2011	1,271,698	13.7%	14,147,317	14.4%
2012	1,354,986	14.6%	13,905,217	14.2%
2013	663,706	7.1%	6,450,824	6.6%
2014	351,009	3.8%	4,378,351	4.5%
2015	172,080	1.9%	2,682,858	2.7%
2016	330,083	3.5%	2,809,501	2.8%
2017	221,267	2.4%	4,039,499	4.1%
2018 and beyond	1,535,816	16.5%	16,757,407	17.1%
Totals	9,290,126	100.0%	$98,163,533	100.0%

(1)  Includes month-to-month leases for approximately 189,900 square feet, with annualized base rent totaling approximately $1,102,662.

2007 Annual Report 43

The following table lists our top ten commercial tenants on April 30, 2007, for the total commercial segments properties owned by us as of April 30, 2007, based upon minimum rents in place as of April 30, 2007:

(in thousands)
Lessee	% of Total Commercial Segments Minimum Rents as of April 30, 2007
Edgewood Vista Senior Living, Inc.	6.4%
St. Lukes Hospital of Duluth, Inc.	4.0%
Applied Underwriters	2.5%
Best Buy Co., Inc. (NYSE: BBY)	2.4%
UGS Corp.	1.9%
HealthEast Care System	1.9%
Microsoft (Nasdaq: MSFT)	1.7%
Smurfit - Stone Container (Nasdaq: SSCC)	1.7%
Allina Health System	1.7%
Nebraska Orthopaedic Hospital	1.6%
All Others	74.2%
Total Monthly Rent as of April 30, 2007	100.0%

Property Acquisitions

IRET Properties paid approximately $220.7 million for real estate properties added to its portfolio during fiscal year 2007, compared to $93.4 million in fiscal year 2006. The fiscal year 2007 and 2006 additions are detailed below.

Fiscal 2007 (May 1, 2006 to April 30, 2007)

Fiscal 2007 Acquisitions	(in thousands)
Acquisition Cost
Multi-Family Residential
192-unit Arbors Apartments – Sioux City, NE	$7,000
154-unit Quarry Ridge Apartments – Rochester, MN	14,570
389-unit St. Cloud Apartments—St. Cloud, MN	7,800
120-unit Indian Hills Apartments—Sioux City, IA	3,120
72-unit Rum River Apartments—Isanti, MN	5,650
38,140
Commercial Property – Office
143,061 sq. ft. Pacific Hills – Omaha, NE	16,502
141,724 sq. ft. Corporate Center West – Omaha, NE	21,497
94,832 sq. ft. Farnam Executive Center – Omaha, NE	12,853
84,475 sq. ft. Miracle Hills One – Omaha, NE	11,950
60,942 sq. ft. Woodlands Plaza IV – Maryland Heights, MO	5,840
122,567 sq. ft. Riverport – Maryland Heights, MO	21,906
90,315 sq. ft. Timberlands – Leawood, KS	14,546
138,825 sq. ft. Flagship – Eden Prairie , MN	26,094
59,827 sq. ft. Gateway Corporate Center – Woodbury, MN	9,612
71,430 sq. ft. Highlands Ranch I – Highlands Ranch, CO	12,250
153,050
Commercial Property – Medical (including senior housing/assisted living)
26,336 sq. ft. Fox River Cottages – Grand Chute, WI	3,200
10,796 sq. ft. St. Michael Clinic – St. Michael, MN*	2,587
5,787
Commercial Property – Industrial
100,850 sq. ft. Bloomington 2000 – Bloomington, MN	6,750
172,057 sq. ft. Roseville 2929 – Roseville, MN	10,300
17,050
Commercial Property – Retail
16,921 sq. ft. Dakota West Plaza – Minot, ND	625
14,820 sq. ft. Weston Walgreens – Weston, WI**	2,144
2,769
2007 Annual Report 44
Unimproved Land
Monticello Unimproved Parcel (City) – Monticello, MN	5
St. Michaels Unimproved – St. Michael, MN	320
Monticello Unimproved Parcel (Other) – Monticello, MN	75
Weston Unimproved – Weston, WI	800
Quarry Ridge Unimproved – Rochester MN	930
Minot Prairie Green—Minot, ND	1,750
3,880
Total Fiscal 2007 Property Acquisitions	$220,676

* Development property placed in service March 1, 2007.

** Development property placed in service May 1, 2006.

In addition to the above property acquisitions, in the fourth quarter of fiscal year 2007 IRET Properties issued limited partnership units with a value at issuance of approximately $5.25 million to purchase an approximately 29% ownership interest in a limited liability company in which IRET already owned a 71% interest.  This entity owns the Southdale Medical Building in Edina, Minnesota, and with its acquisition of this remaining ownership interest, IRET now is the sole owner of this property.

Fiscal 2006 (May 1, 2005 to April 30, 2006)

(in thousands)
Fiscal 2006 Acquisitions	Acquisition Cost
Multi-Family Residential
36-unit Legacy 7 - Grand Forks, ND	$2,445
2,445
Commercial Property—Office
15,594 sq. ft. Spring Valley IV Office Building - Omaha, NE	1,250
23,913 sq. ft. Spring Valley V Office Building - Omaha, NE	1,375
24,000 sq. ft. Spring Valley X Office Building - Omaha, NE	1,275
24,000 sq. ft. Spring Valley XI Office Building - Omaha, NE	1,250
30,000 sq. ft. Brook Valley I Office Building - La Vista, NE	2,100
146,087 sq. ft. Northpark Corporate Center - Arden Hills, MN	18,597
25,847
Commercial Property—Medical (including assisted living)
74,112 sq. ft. Edgewood Vista - Bismarck, ND	10,750
60,161 sq. ft. Edgewood Vista - Spearfish, SD	6,687
82,535 sq. ft. Edgewood Vista - Brainerd, MN	10,625
160,485 sq. ft. Edgewood Vista - Hermantown, MN	12,315
50,409 sq. ft. Ritchie Medical Plaza - St. Paul, MN	10,750
54,971 sq. ft. 2800 Medical Building - Minneapolis, MN	9,000
47,950 sq. ft. Stevens Point - Stevens Point, WI	4,215
64,342
Unimproved Land
Stevens Point Unimproved - Stevens Point, WI	310
Eagan Unimproved Land - Eagan, MN	423
733
Total Fiscal 2006 Property Acquisitions	$93,367

Property Dispositions

During fiscal year 2007, IRET Properties disposed of 14 properties and two parcels of unimproved land for an aggregate sale price of $22.5 million, compared to 17 properties and two unimproved parcels sold for an aggregate sale price of $14.2 million in total during fiscal year 2006. Real estate assets sold by IRET during fiscal years 2007 and 2006 were as follows:

2007 Annual Report 45

	(in thousands)
Fiscal 2007 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
60-unit Clearwater Apartments – Boise, ID	$4,000	$3,413	$587
122-unit Park East Apartments—Fargo, ND	6,188	4,476	1,712
	10,188	7,889	2,299
Commercial Property – Office
5,640 sq. ft. Greenwood Office – Greenwood, MN	1,500	961	539
	1,500	961	539
Commercial Property – Medical (Assisted Living)
29,408 sq. ft. Wedgewood Sweetwater – Lithia Springs, GA	4,550	3,836	714
	4,550	3,836	714
Commercial Property – Retail
4,560 sq. ft. Moundsview Bakery – Mounds View, MN	380	287	93
3,571 sq. ft. Howard Lake C-Store – Winsted, MN	550	374	176
6,225 sq. ft. Wilmar Sam Goody – Wilmar, MN	450	409	41
3,571 sq. ft. Winsted C-Store – Winsted, MN	190	214	(24)
7,700 sq. ft. Buffalo Strip Center – Buffalo, MN	800	667	133
4,800 sq. ft. Glencoe C-Store—Glencoe, MN	350	344	6
5,216 sq. ft. Long Prairie C-Store – Long Prairie, MN	302	304	(2)
5,600 sq. ft. Faribault Checkers Auto – Faribault, MN	525	337	188
4,800 sq. ft. Paynesville C-Store – Paynesville, MN	149	150	(1)
6,800 sq. ft. Prior Lake Strip Center I – Prior Lake, MN	1,105	993	112
4,200 sq. ft. Prior Lake Strip Center III – Prior Lake, MN	545	465	80
	5,346	4,544	802
Unimproved Land
IGH Land – Inver Grove Heights, MN	900	613	287
Long Prairie Unimproved Land – Long Prairie, MN	59	60	(1)
	959	673	286
Total Fiscal 2007 Property Dispositions	$22,543	$17,903	$4,640

	(in thousands)
Fiscal 2006 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Commercial - Office
1,600 sq. ft. Greenwood Chiropractic - Greenwood, MN	$490	$345	$145

Commercial – Retail
3,000 sq. ft. Centerville Convenience Store - Centerville, MN	340	324	16
4,800 sq. ft. East Bethel C-Store - East Bethel, MN	660	498	162
6,325 sq. ft. Lino Lake Strip Center - Lino Lakes, MN	650	462	188
8,400 sq. ft. IGH Strip Center - Inver Grove Heights, MN	1,280	940	340
46,720 sq. ft. Sleep Inn - Brooklyn Park, MN	3,350	2,990	360
7,993 sq. ft. Excelsior Strip Center - Excelsior, MN	965	891	74
3,000 sq. ft. Andover C-Store - Andover, MN	383	308	75
6,266 sq. ft. Oakdale Strip Center - Oakdale, MN	1,050	745	305
6,225 sq. ft. Rochester Auto - Rochester, MN	465	431	34
3,650 sq. ft. Lakeland C-Store - Lakeland, MN	610	436	174
4,000 sq. ft. Lindstrom C-Store - Lindstrom, MN	450	345	105
3,571 sq. ft. Mora C-Store - Mora, MN	380	296	84
3,000 sq. ft. Shoreview C-Store - Shoreview, MN	400	326	74
8,750 sq. ft. Blaine Strip Center - Blaine, MN	990	599	391
3,444 sq. ft. St. Louis Park Retail - St. Louis Park, MN	845	365	480
3,864 sq. ft. Mound Strip Center - Mound, MN	550	358	192
2007 Annual Report 46

Unimproved Land
40,000 sq. ft. Centerville Unimproved Land - Centerville, MN	110	105	5
Andover Unimproved Land - Andover, MN	230	164	66
Total Fiscal 2006 Property Dispositions	$14,198	$10,928	$3,270

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

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2007 increased to $57.0 million, compared to $46.7 million and $42.3 million for the fiscal years ended April 30, 2006 and 2005, respectively.

2007 Annual Report 47

Reconciliation of Net Income to Funds From Operations

For the years ended April 30, 2007, 2006 and 2005:

	(in thousands, except per share amounts)
Fiscal Years Ended April 30,	2007				2006				2005
	Amount	Weighted Avg Shares and Units (2)	Per Share and Unit (3)		Amount	Weighted Avg Shares and Units (2)	Per Share and Unit (3)		Amount	Weighted Avg Shares and Units (2)	Per Share and Unit (3)

Net income	$14,110		$		$11,567		$		$15,076		$
Less dividends to preferred shareholders	(2,372)				(2,372)				(2,372)
Net income available to common shareholders	11,738	47,672.25			9,195	45,717.20			12,704	43,214.30
Adjustments:
Minority interest in earnings of unitholders	4,299	17,017			2,705	13,329			3,873	12,621
Depreciation and Amortization(1)	45,568				38,104				34,342
Gains on depreciable property sales	(4,602)				(3,293)				(8,605)
Funds from operations applicable to common shares and Units(4)	$57,003	64,689		$.88	$46,711	59,046		$.79	$42,314	55,835		$.76

(1)   Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Consolidated Statements of Operations, totaling $45,563, and depreciation/amortization from Discontinued Operations of $246, less corporate-related depreciation and amortization on office equipment and other assets of $241, for the fiscal year ended April 30, 2007.

(2)   UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)   Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

(4)   In accordance with SEC and NAREIT guidance, IRET does not exclude impairment write-downs from FFO (that is, impairment charges are not added back to GAAP net income in calculating FFO). IRET recorded impairment charges of $640, $409 and $570 for the fiscal years ended April 30, 2007, 2006 and 2005, respectively. If these impairment charges are excluded from the Company's calculation of FFO, the Company's FFO per share and unit would be $.89, $.80 and $.77 for fiscal years 2007, 2006 and 2005, respectively

Cash Distributions

The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2007, 2006, and 2005:

	Fiscal Years
Quarters	2007	2006	2005
First	$.1645	$.1625	$.1605
Second	.1650	.1630	.1610
Third	.1655	.1635	.1615
Fourth	.1660	.1640	.1620
	$.6610	$.6530	$.6450

The fiscal year 2007 cash distributions increased 1% over the cash distributions paid during fiscal year 2006 and fiscal year 2005, respectively.

Liquidity and Capital Resources

Overview

Management expects that the Company’s principal liquidity demands will continue to be distributions to holders of the Company’s preferred and common shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance to the Company’s properties, acquisition of additional properties, property development, debt repayments and tenant improvements.

2007 Annual Report 48

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

To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company’s long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, the Company intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of UPREIT Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or unsecured indebtedness.

Sources and Uses of Cash

As of April 30, 2007, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $10.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of April 30, 2007. Borrowings under the lines of credit bear interest based on the following, respectively: (1) Bremer Financial Corporation Reference Rate, (2) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit, and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in September 2007, December 2011 and December 2007, respectively.  The Company will seek to renew these lines of credit prior to their expiration.

In February 2004, the Company filed a shelf registration statement on Form S-3 to offer for sale from time to time common shares and preferred shares. This registration statement was declared effective in April 2004. We may sell any combination of common shares and preferred shares up to an aggregate initial offering price of $150 million during the period that the registration statement remains effective. The Company did not issue any common or preferred shares under this registration statement in fiscal years 2007 and 2006. The Company issued 1,652,000 common shares under this registration statement in fiscal year 2005, for net proceeds of $15.8 million. As of April 30, 2007, the Company had available securities under this registration statement in the aggregate amount of approximately $101.5 million.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. During fiscal year 2007, approximately 1.2 million common shares were issued under this plan, with an additional 1.2 million common shares issued during fiscal year 2006, and 1.1 million common shares issued during fiscal year 2005.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  Approximately 6.7 million units were issued in connection with property acquisitions during fiscal year 2007, and approximately 1.1 million units and 2.0 million units, respectively, were issued in connection with property acquisitions during fiscal years 2006 and 2005.

Primarily as a result of the conversion of UPREIT units and the issuance of common shares pursuant to our distribution reinvestment plan, net of fractional shares repurchased, the Company’s equity capital increased during fiscal 2007 by $15.1 million. Additionally, the equity capital of the Company was increased by $51.4 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital for the Company during fiscal year 2007 of $66.5 million. The Company’s equity capital increased by $26.2 million and $35.9 million in fiscal years 2006 and 2005, respectively.

Cash and cash equivalents on April 30, 2007 totaled $44.5 million, compared to $17.5 million and $23.5 million on the same date in 2006 and 2005, respectively. Net cash provided from operating activities increased to $58.4 million

2007 Annual Report 49

in fiscal year 2007 from $48.4 million in fiscal year 2006, due primarily to increased net income as a result of higher occupancy rates at Company properties. Net cash provided from operating activities increased to $48.4 million in fiscal year 2006 from $48.3 million in fiscal year 2005, also due primarily to increased net income as a result of higher occupancy rates at Company properties.

Net cash used in investing activities increased to $161.4 million in fiscal year 2007, from $82.6 million in fiscal year 2006. Net cash used in investing activities was $70.4 million in fiscal year 2005. The increase in net cash used in investing activities in fiscal year 2007 compared to fiscal year 2006 was primarily a result of fewer proceeds from sales of properties. Net cash provided from financing activities also increased to $130.0 million during fiscal year 2007, from $28.2 million during fiscal year 2006, due primarily to an increase in proceeds received from mortgage borrowings and refinancings. Net cash provided from financing activities increased to $28.2 million during fiscal year 2006, from $14.0 million during fiscal year 2005, also due primarily to an increase in proceeds received from mortgage borrowings and refinancings.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $951.1 million on April 30, 2007, due to the acquisition of new investment properties, from $765.9 million on April 30, 2006 and $708.6 million on April 30, 2005. Approximately 97.7% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2007, the weighted average rate of interest on the Company’s mortgage debt was 6.43%, compared to 6.63% on April 30, 2006 and 6.75% on April 30, 2005.

Revolving lines of credit. As of April 30, 2007, the Company had no amounts outstanding under its unsecured credit lines with Bremer Bank, First Western Bank and Trust, and First International Bank and Trust. As of April 30, 2006, the Company had $3.5 million outstanding under its unsecured credit line with First Western Bank and Trust.  The Company had no amounts outstanding under these credit lines as of April 30, 2005.

Mortgage Loans Receivable. Mortgage loans receivable decreased to $399,000 at April 30, 2007, from $409,000 at April 30, 2006 and $619,000 at April 30, 2005.

Real Estate Owned. Real estate owned increased to $1,489.3 million at April 30, 2007, from $1,269.4 million at April 30, 2006. The increases resulted primarily from the acquisition of the additional investment properties net of dispositions as described in the “Property Acquisitions” and “Property Dispositions” subsections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2007, totaled $44.5 million, compared to $17.5 million on April 30, 2006 and $23.5 million on April 30, 2005. The increase in cash on hand on April 30, 2007, as compared to April 30, 2006, was due primarily to proceeds from an increase in mortgage loan borrowings.

Marketable Securities. During fiscal year 2007, IRET decreased its investment in marketable securities classified as available-for-sale to $2.0 million on April 30, 2007, from $2.4 million on April 30, 2006 and $2.5 million on April 30, 2005. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership increased to 20.0 million units on April 30, 2007, compared to 13.7 million units on April 30, 2006 and 13.1 million units on April 30, 2005. The increase in units outstanding at April 30, 2007 as compared to April 30, 2006 and 2005, resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of units converted to shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2007 totaled 48.6 million compared to 46.9 million common shares outstanding on April 30, 2006 and 45.2 million common shares outstanding on April 30, 2005. This increase in common shares outstanding from April 30, 2006 and 2005, to April 30, 2007, was primarily due to the issuance of common shares pursuant to our distribution reinvestment plan. Preferred shares of beneficial interest outstanding on April 30, 2007, 2006 and 2005 totaled 1.15 million.

2007 Annual Report 50

Contractual Obligations and Other Commitments

The primary contractual obligations of the Company relate to its borrowings under its three lines of credit and mortgage notes payable. The Company had no amounts outstanding under its lines of credit at April 30, 2007. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2007, are included in the table below as “Long-term debt.” The other debt category consists of two unsecured promissory notes for leasehold improvements at two of our properties, Southdale Medical Center in Edina, Minnesota, and the Wells Fargo Building in St. Cloud, Minnesota.

The Company has sold investment certificates to the public, with interest rates varying from 6.5% to 9.0% per annum. The sales of these investment certificates has been discontinued and the outstanding certificates will be redeemed as they mature. Amounts due with respect to these investment certificates are reflected in the “Investment Certificates” category below.

As of April 30, 2007, the Company is a tenant under operating ground leases on eight of its properties. The Company pays a total of approximately $283,000 per year in rent under these ground leases, which have terms ranging from 7 to 90 years, and expiration dates ranging from July 2012 to April 2095.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant contractual obligations as of April 30, 2007, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in this category are costs for construction and expansion projects and capital improvements at the Company’s properties. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,364,206	$91,016	$284,893	$268,557	$719,740
Investment Certificates	$11	$0	$11	$0	$0
Other Debt	$146	$72	$74	$0	$0
Operating Lease Obligations	$18,085	$283	$566	$566	$16,670
Purchase Obligations	$25,697	$25,697	$0	$0	$0

Off-Balance-Sheet Arrangements

As of April 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On July 2, 2007, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 15, 2007. Also on July 2, 2007, the Company paid a distribution of 16.65 cents per share on the Company’s common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 15, 2007. This distribution represented an increase of .05 cents or .3% over the previous regular quarterly distribution of 16.60 cents per common share/unit paid April 2, 2007.

Closed and Pending Acquisitions; Pending Dispositions.  Subsequent to its April 30, 2007 fiscal year end in May 2007, the Company closed on its purchase of the two-story, approximately 18,500 square foot Barry Pointe medical office building in Kansas City, Missouri.  The Company paid approximately $3.2 million for this property, excluding closing costs.  In June 2007, the Company closed on the two-story, approximately 50,400 square foot Cedar Lake Business Center in St. Louis Park, Minnesota.  The Company paid approximately $4.04 million, excluding closing costs, for this office/warehouse property.  Also in June 2007, the Company completed its

2007 Annual Report 51

acquisition of a one-story office/warehouse property located in Urbandale, Iowa.  The Company paid approximately $14 million, excluding closing costs (approximately $4.25 million of which purchase price consisted of the issuance of UPREIT Units), for this approximately 519,813 square foot building.

As of April 30, 2007, the Company had signed a purchase agreement for the acquisition of an additional two office/warehouse properties, located in Minnesota, for a total purchase price of approximately $6 million, excluding closing costs.  The buildings have, respectively, approximately 70,000 and 20,000 square feet of rentable space.  These pending acquisitions are subject to various closing conditions and contingencies, and no assurance can be given that these transactions will be completed.  Subsequent to its April 30, 2007 fiscal year end, in June 2007, the Company signed a lease with an anchor tenant committing the Company to construct an approximately 26,000 square foot addition to the Company’s existing Southdale Medical Building located in Edina, Minnesota.  The estimated cost of this expansion project is approximately $6.4 million, with an additional approximately $2 million in relocation, tenant improvement and leasing costs expected to be incurred to relocate tenants in the existing facility.  This proposed construction project is subject to various conditions and contingencies, and no assurance can be given that this project will be completed.

During the third quarter of fiscal year 2007, the tenant in four of the Company’s Edgewood Vista assisted living facilities, located in, respectively, Fremont, Nebraska; Hastings, Nebraska; Omaha, Nebraska and Kalispell, Montana, exercised its options to purchase these properties. Under the terms of the options, the specified purchase price for each of these assisted living properties is the higher of the fair market value of the property as determined by an independent appraisal, or an annual compounded increase at 2.5% per year based on the purchase price paid by the Company for the property.  Also subsequent to its April 30, 2007 fiscal year end, the Company signed an agreement for the sale of an office building located in Minnetonka, Minnesota, for a sale price of approximately $345,000.  These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be completed.

Development Project.  During fiscal year 2007, the Company purchased an unimproved parcel of land in Minot, North Dakota for approximately $1.75 million.  The Company is in the preliminary stages of planning the construction of a mixed-use project for this site, to consist of apartments and office and retail space.  The Company currently expects that it will move its Minot, North Dakota offices to this location, occupying approximately half of the proposed office/retail space.   Current estimates are that the project would be completed in the second quarter of the Company’s fiscal year 2009.  No firm cost estimates have yet been developed for this project, and no assurances can be given that this project will be undertaken as currently proposed, or completed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates. Because approximately 97.7% of our debt, as of April 30, 2007 (96.8% and 96.2% respectively, as of April 30, 2006 and 2005), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate increases during fiscal year 2007 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2007, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.

	Future Principal Payments (in thousands)
Long Term Debt	2008	2009	2010	2011	2012	Thereafter	Total
Fixed Rate	$29,740	$45,176	$126,620	$100,082	$82,416	$545,440	$929,474
Variable Rate	1,091	2,525	1,127	1,200	3,297	12,425	21,665
							$951,139
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

2007 Annual Report 52

	Future Interest Payments (in thousands)
Long Term Debt	2008	2009	2010	2011	2012	Thereafter	Total
Fixed Rate	$58,803	$56,206	$50,852	$42,934	$36,649	$160,341	$405,785
Variable Rate	1,382	1,239	1,148	1,076	903	1,534	7,282
							$413,067
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)  The weighted average interest rate on our debt as of April 30, 2007, was 6.43%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $21.7 million of variable rate indebtedness would increase our annual interest expense by $217,000.

Marketable Securities. IRET’s investments in securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. As of April 30, 2007 and 2006, IRET had approximately $2.0 million and $2.4 million, respectively, of marketable securities classified as “available-for-sale,” consisting of securities of various issuers, primarily U.S. Government, U.S. agency and corporate bonds and bank certificates of deposit, held in IRET Properties’ security deposit account with Merrill Lynch. IRET had approximately $2.5 million of securities classified as “available-for-sale” as of April 30, 2005. The values of these securities will fluctuate with changes in market interest rates.  As of April 30, 2007 and 2006 the unrealized loss recorded in other comprehensive income on these securities was $16,000 and $48,000, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures:  As of April 30, 2007, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended).  Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

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

2007 Annual Report 53

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

As of April 30, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2007, is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007.

(The remainder of this page has been intentionally left blank.)

2007 Annual Report 54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Investors Real Estate Trust and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements  as of and for the year ended April 30, 2007, of the Company and our report dated July 13, 2007, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
July 13, 2007

2007 Annual Report 55

Item 9B.  Other Information

None.

PART III

Item 10. Trustees and Executive Officers of the Registrant

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and such information is incorporated herein by reference. We do not have any equity compensation plans and, accordingly, are not required to include the disclosure required by Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and such information is incorporated herein by reference.

2007 Annual Report 56

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

3.2        Third Restated Trustees’ Regulations (Bylaws), dated May 16, 2007, and incorporated herein by reference to the Company’s Current Report on Form 8-K , filed with the SEC on May 16, 2007.

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

2007 Annual Report 57

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

10.8      Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

10.09    Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed September 11, 2006, and incorporated herein by reference.

10.10    Loan and Security Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.

10.11    Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2007, and incorporated herein by reference.

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

2007 Annual Report 58

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 11, 2007	Investors Real Estate Trust

	By:	/s/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	July 11, 2007

Stephen L. Stenehjem	Trustee & Vice Chairman

/s/ Thomas A. Wentz. Sr.
Thomas A. Wentz, Sr.	President & Chief Executive Officer (Principal Executive Officer)	July 11, 2007

/s/ Timothy P. Mihalick
Timothy P. Mihalick	Trustee, Senior Vice President & Chief Operating Officer	July 11, 2007

/s/ Thomas A. Wentz, Jr.
Thomas A. Wentz, Jr.	Trustee & Senior Vice President	July 11, 2007

/s/ Diane K. Bryantt
Diane K. Bryantt	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	July 11, 2007

/s/ John D. Stewart
John D. Stewart	Trustee	July 11, 2007

/s/ Patrick G. Jones
Patrick G. Jones	Trustee	July 11, 2007

/s/ C.W. “Chip” Morgan
C.W. “Chip” Morgan	Trustee	July 11, 2007

/s/ Edward T. Schafer
Edward T. Schafer	Trustee	July 11, 2007

/s/ W. David Scott
W. David Scott	Trustee	July 11, 2007
2007 Annual Report 59

(This page has been intentionally left blank.)

2007 Annual Report

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
April 30, 2007, 2006 and 2005

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2007

and

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

PO Box 1988
12 Main Street South
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

2007 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..............................................	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets..................................................................................................................................	F-3 – F-4
Consolidated Statements of Operations................................................................................................................	F-5
Consolidated Statements of Shareholders’ Equity..............................................................................................	F-6
Consolidated Statements of Cash Flows...............................................................................................................	F-7 – F-8
Notes to Consolidated Financial Statements........................................................................................................	F-9 – F-29
ADDITIONAL INFORMATION
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules.................	F-30
Schedule II - Valuation and Qualifying Accounts...............................................................................................	F-31
Schedule III - Real Estate and Accumulated Depreciation...............................................................................	F-32-40
Schedule IV - Investments in Mortgage Loans on Real Estate.........................................................................	F-41

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2007 Annual Report F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and subsidiaries (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended April 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Investors Real Estate Trust as of April 30, 2007 and 2006, and the results of its operations, and its cash flows for each of the three fiscal years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of April 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 13, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, MN
July 13, 2007

2007 Annual Report F-2

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2007 and 2006

	(in thousands)
	2007	2006
ASSETS
Real estate investments
Property owned	$1,489,287	$1,269,423
Less accumulated depreciation	(180,544)	(148,607)
	1,308,743	1,120,816
Unimproved land	7,392	5,175
Mortgage loan receivable, net of allowance	399	409
Total real estate investments	1,316,534	1,126,400
Other assets
Cash and cash equivalents	44,516	17,485
Marketable securities - available-for-sale	2,048	2,402
Receivable arising from straight-lining of rents, net of allowance	12,558	9,474
Accounts receivable, net of allowance	3,171	2,364
Real estate deposits	735	1,177
Prepaid and other assets	568	436
Intangible assets, net of accumulated amortization	33,240	26,449
Tax, insurance, and other escrow	7,222	8,893
Property and equipment, net	1,458	1,506
Goodwill	1,397	1,441
Deferred charges and leasing costs – net	11,942	9,288
TOTAL ASSETS	$1,435,389	$1,207,315

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2007 Annual Report F-3

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
April 30, 2007 and 2006

	(in thousands)
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$28,995	$24,223
Revolving lines of credit	0	3,500
Mortgages payable	951,139	765,890
Investment certificates issued	11	2,451
Other	885	1,075
TOTAL LIABILITIES	981,030	797,139
COMMITMENTS AND CONTINGENCIES (NOTE 15)
MINORITY INTEREST IN PARTNERSHIPS	12,925	16,403
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	156,465	104,213
(19,981,259 units at April 30, 2007 and 13,685,522 units at April 30, 2006)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value,1,150,000 shares issued and outstanding at April 30, 2007 and 2006, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 48,570,461 shares outstanding at April 30, 2007, and 46,915,352 shares outstanding at April 30, 2006)	354,495	339,384
Accumulated distributions in excess of net income	(96,827)	(77,093)
Accumulated other comprehensive loss	(16)	(48)
Total shareholders’ equity	284,969	289,560
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,435,389	$1,207,315

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2007 Annual Report F-4

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2007, 2006, and 2005

	(in thousands, except per share data)
	2007	2006	2005
REVENUE
Real estate rentals	$162,680	$142,059	$127,809
Tenant reimbursement	35,137	28,389	25,128
TOTAL REVENUE	197,817	170,448	152,937
OPERATING EXPENSE
Interest	58,450	50,727	47,393
Depreciation/amortization related to real estate investments	44,481	36,953	32,973
Utilities	15,206	13,473	10,623
Maintenance	21,714	19,233	16,075
Real estate taxes	23,322	19,785	18,191
Insurance	2,382	2,662	2,563
Property management expenses	13,854	11,809	10,401
Administrative expenses	4,162	3,673	3,844
Advisory and trustee services	289	221	103
Other operating expenses	1,240	1,269	1,407
Amortization related to non-real estate investments	1,082	745	430
TOTAL OPERATING EXPENSE	186,182	160,550	144,003
Operating income	11,635	9,898	8,934
Interest income	1,944	816	578
Other non-operating income	721	424	408
Income before minority interest and discontinued operations and (loss) gain on sale of other investments	14,300	11,138	9,920
(Loss) gain on sale of other investments	(38)	23	3
Minority interest portion of operating partnership income	(3,229)	(1,896)	(1,738)
Minority interest portion of other partnerships’ loss (income)	26	(484)	(379)
Income from continuing operations	11,059	8,781	7,806
Discontinued operations, net of minority interest	3,051	2,786	7,270
NET INCOME	14,110	11,567	15,076
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,738	$9,195	$12,704
Earnings per common share from continuing operations	$.18	$.14	$.13
Earnings per common share from discontinued operations	.06	.06	.17
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.24	$.20	$.30

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2007 Annual Report F-5

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended April 30, 2007, 2006, and 2005

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPRE- HENSIVE (LOSS)	TOTAL SHARE- HOLDERS’ EQUITY
BALANCE APRIL 30, 2004	1,150	$27,343	41,693	$292,400	$(41,083)	$(31)	$278,629
Comprehensive Income
Net income					15,076		15,076
Unrealized gain for the period on securities available- for-sale						9	9
Total comprehensive income							$15,085
Distributions - common shares					(27,892)		(27,892)
Distributions - preferred shares					(2,404)		(2,404)
Distribution reinvestment plan			1,146	10,738			10,738
Sale of shares		(26)	1,652	15,774			15,748
Redemption of units for common shares			701	5,306			5,306
Fractional shares repurchased			(4)	(38)			(38)
BALANCE APRIL 30, 2005	1,150	27,317	45,188	324,180	(56,303)	(22)	295,172
Comprehensive Income
Net income					11,567		11,567
Unrealized loss for the period on securities available- for-sale						(26)	(26)
Total comprehensive income							$11,541
Distributions - common shares					(29,985)		(29,985)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,213	11,076			11,076
Sale of shares			15	139			139
Redemption of units for common shares			501	4,006			4,006
Fractional shares repurchased			(2)	(17)			(17)
BALANCE APRIL 30, 2006	1,150	27,317	46,915	339,384	(77,093)	(48)	289,560
Comprehensive Income
Net income					14,110		14,110
Unrealized gain for the period on securities available- for-sale						32	32
Total comprehensive income							$14,142
Distributions - common shares					(31,472)		(31,472)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,215	11,412			11,412
Sale of shares			32	303			303
Redemption of units for common shares			410	3,411			3,411
Fractional shares repurchased			(2)	(15)			(15)
BALANCE APRIL 30, 2007	1,150	$27,317	48,570	$354,495	$(96,827)	$(16)	$284,969

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2007 Annual Report F-6

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2007, 2006, and 2005

	(in thousands)
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$14,110	$11,567	$15,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,695	39,219	35,803
Minority interest portion of income	4,273	3,189	4,252
Gain on sale of real estate, land and other investments	(4,602)	(3,293)	(8,605)
Interest reinvested in investment certificates	0	127	243
Loss on impairment of real estate investments	640	409	570
Bad debt expense	507	167	359
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(3,247)	(2,261)	(1,314)
(Increase) decrease in accounts receivable	(1,007)	(1,137)	457
(Increase) decrease in prepaid and other assets	(132)	724	1,517
Decrease in tax, insurance and other escrow	1,671	175	2,233
Increase in deferred charges and leasing costs	(4,801)	(2,914)	(2,921)
Increase in accounts payable, accrued expenses and other liabilities	4,334	2,428	611
Net cash provided by operating activities	58,441	48,400	48,281
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	525	174	0
(Proceeds) payments of real estate deposits	442	1,365	(975)
Principal proceeds on mortgage loans receivable	23	210	4,274
Purchase of marketable securities - available-for-sale	(132)	(57)	(35)
Proceeds from sale of real estate and other investments	22,375	13,480	47,877
Payments for acquisitions and improvements of real estate investments	(184,613)	(97,810)	(121,544)
Net cash used by investing activities	(161,380)	(82,638)	(70,403)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	303	139	15,742
Proceeds from sale of preferred shares, net of issue costs	0	0	(26)
Proceeds from mortgages payable	257,664	80,276	115,460
Proceeds from minority partner	54	248	161
Proceeds from revolving lines of credit	20,500	3,500	13
Repurchase of fractional shares and minority interest units	(15)	(17)	(38)
Distributions paid to common shareholders, net of reinvestment	(20,865)	(19,649)	(17,923)
Distributions paid to preferred shareholders	(2,372)	(2,372)	(2,207)
Distributions paid to unitholders of operating partnership	(10,258)	(7,881)	(7,318)
Distributions paid to other minority partners	(170)	(189)	(1,064)
Redemption of investment certificates	(2,440)	(2,312)	(2,682)
Principal payments on mortgages payable	(88,345)	(23,482)	(61,097)
Principal payments on revolving lines of credit and other debt	(24,086)	(76)	(25,065)
Net cash provided by financing activities	129,970	28,185	13,956
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	27,031	(6,053)	(8,166)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,485	23,538	31,704
CASH AND CASH EQUIVALENTS AT END OF YEAR	$44,516	$17,485	$23,538

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2007 Annual Report F-7

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2007, 2006, and 2005

	(in thousands)
	2007	2006	2005
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$10,607	$10,336	$9,969
Operating partnership distribution reinvestment plan	805	741	769
Preferred dividends payable	0	0	197
Property acquired through issue of shares	0	0	32
Real estate investment acquired through assumption of indebtedness and accrued costs	16,838	0	21,071
Other assets acquired in lieu of cash	6	129	134
Other debt reclassified to mortgage payable	0	539	0
Assets acquired through the issuance of minority interest units in the operating partnership	62,427	10,898	20,071
Operating partnership units converted to shares	3,411	4,006	5,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on mortgages	$56,918	$49,900	$46,647
Interest on investment certificates	164	231	254
Interest on margin account and other	812	100	370
	$57,894	$50,231	$47,271

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2007 Annual Report F-8

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2006, and 2005

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of April 30, 2007, IRET owned 69 multi-family residential properties with approximately 9,397 apartment units and 148 commercial properties, consisting of office, medical, industrial and retail properties, totaling approximately 10.0 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 70.9% and 77.4% as of April 30, 2007 and 2006, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations with minority interests reflecting the minority partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS 159 is effective for the Company on May 1, 2008.  We are currently assessing the impact of adopting SFAS 159.

2007 Annual Report F-9

NOTE 2 • continued

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on May 1, 2008. We are currently evaluating the impact of adopting SFAS 157.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for the Company on May 1, 2007.  We are currently evaluating the impact of adopting FIN 48.

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

REAL ESTATE INVESTMENTS

Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Acquisitions of real estate investments are recorded based upon preliminary allocations of the purchase price which are subject to adjustment as additional information is obtained, but in no case more than one year after the date of acquisition. The Company allocates the purchase price to the fair value of the tangible and intangible assets of an acquired property (which includes the land, building, and personal property) which are determined by valuing the property as if it were vacant and to fair value of the intangible assets (which include in-place leases.) The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis, independent appraisals, and reference to recent sales of comparables. A land value is assigned based on the purchase price if land is acquired separately or based on estimated fair value if acquired in a merger or in a single or portfolio acquisition.

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

Other intangible assets acquired include amounts for in-place lease values that are based upon the Company’s evaluation of the specific characteristics of the leases. Factors considered in these analyses include an estimate of carrying costs and foregone rental income during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. The Company also considers information about each property obtained during its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 20-40 year estimated life for buildings and improvements and a 5-12 year estimated life for furniture, fixtures and equipment.

2007 Annual Report F-10

NOTE 2 • continued

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life, generally five to ten years. Property sales or dispositions are recorded when title transfers and sufficient consideration has been received by the Company and the Company has no significant involvement with the property sold.

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

The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, reclassifications of prior year revenues and expenses have been made.

IDENTIFIED INTANGIBLE ASSETS AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets that are determined to have finite lives based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the real estate property acquired (generally the life of the lease).  In fiscal years 2007 and 2006, the Company added $15,976,000 and $8,486,000 of new intangible assets, respectively, all of which were classified as in-place leases. The weighted average lives of these intangibles are 3.8 years for fiscal 2007 and 4.6 years for fiscal year 2006.  Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

As of April 30, 2007 and 2006, respectively, the net carrying amounts of the Company’s identified intangible assets, were $33,240,000 and $26,449,000 (net of accumulated amortization of $24,149,000 and $14,718,000), respectively. The estimated annual amortization of the Company’s identified intangible assets for each of the five succeeding years is as follows:

Year Ended April 30,	(in thousands)
2008	$8,831
2009	6,684
2010	5,558
2011	4,009
2012	2,203
2007 Annual Report F-11

NOTE 2 • continued

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of April 30, 2007 and 2006 were $1,397,000 and $1,441,000. The annual reviews for these same periods indicated no impairment. In fiscal 2007 the Company disposed of three properties that had goodwill assigned, and as a result, $44,000 of goodwill was derecognized.

PROPERTY AND EQUIPMENT

Property and equipment consists of the administrative office buildings and equipment contained at IRET’s headquarters in Minot, North Dakota, and other locations in Minneapolis, Minnesota and Omaha, Nebraska. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2007 and 2006, the cost was $1.5 million, respectively. Accumulated depreciation was $1.1 million and $.9 million as of April 30, 2007 and 2006, respectively.

MORTGAGE LOAN RECEIVABLE

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

MARKETABLE SECURITIES

IRET’s investments in marketable securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. These securities are valued at current fair value with the resulting unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity until realized. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

All securities with unrealized losses are subjected to the Company’s process for identifying other-than-temporary impairments. The Company records a charge to earnings to write down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be other-than-temporarily impaired. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors in making this assessment. Those factors include, but are not limited to, the length and severity of the decline in value and changes in the credit quality of the issuer or underlying assets. The Company does not engage in trading activities.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed

2007 Annual Report F-12

NOTE 2 • continued

uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2007, 2006 and 2005 is as follows:

	(in thousands)
	2007	2006	2005
Balance at beginning of year	$725	$725	$475
Provision	507	230	438
Write-off	(322)	(230)	(188)
Balance at close of year	$910	$725	$725

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

DEFERRED LEASING AND LOAN ACQUISITION COSTS

Costs and commissions incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining long-term financing are amortized to interest expense over the life of the loan.

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

IRET reflects minority interests in Mendota Properties LLC, IRET–BD LLC, IRET-Candlelight LLC, IRET-Golden Jack LLC, and IRET-1715 YDR LLC on the balance sheet for the portion of properties consolidated by IRET that are not wholly owned by IRET. The earnings or losses from these properties attributable to the minority interests are reflected as minority interest portion of other partnerships’ income in the consolidated statements of operations.

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

2007 Annual Report F-13

NOTE 2 • continued

REVENUE RECOGNITION

Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms generally exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases. Rents recognized in advance of collection are reflected as receivable arising from straight-lining of rents, net of allowance for doubtful accounts.  Rent concessions, including free rent, are amortized on a straight-line basis over the terms of the related leases.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred. IRET receives payments for these reimbursements from substantially all of its multi-tenant commercial tenants throughout the year.

A number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. These percentage rents are recorded once the required sales level is achieved.

Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non-performing loans, income is recognized as discussed in above in the Mortgage Loans Receivable section of this Note 2.

NET INCOME PER SHARE

Basic net income per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. The Company has no potentially dilutive financial interests; the potential exchange of Units for common shares will have no effect on net income per share because Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership.

NOTE 3 • CREDIT RISK

The Company is potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation of $1,308.7 million and $1,120.8 million as of April 30, 2007, and April 30, 2006, respectively.

Construction period interest of $69,256, $21,058, and $137,591, has been capitalized for the years ended April 30, 2007, 2006, and 2005, respectively.

2007 Annual Report F-14

NOTE 4 • continued

The future minimum lease proceeds to be received under non-cancellable leases for commercial properties as of April 30, 2007, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2008	$91,368
2009	82,328
2010	74,402
2011	61,703
2012	47,268
Thereafter	241,836
$598,905

During fiscal 2007, the Company incurred a loss of $640,000 due to impairment of three properties and one parcel of unimproved land. For the year ended April 30, 2006, the Company incurred a loss of $409,000 due to impairment on one property.  For the year ended April 30, 2005, the Company incurred a loss of $570,000 due to impairment on one property.  The 2007, 2006 and 2005 impairment losses were related to properties which were subsequently sold; accordingly such losses are included in discontinued operations (Note 12).

NOTE 5 • MORTGAGE LOAN RECEIVABLE - NET

The mortgage loan receivable consists of one loan that is collateralized by real estate. The interest rate on this loan is 6.0% and it matures in fiscal 2010. Future principal payments due under this mortgage loan as of April 30, 2007, are as follows:

Year Ended April 30,	(in thousands)
2008	$24
2009	25
2010	362

Less allowance for doubtful accounts	(12)
$399

There were no non-performing mortgage loan receivables as of April 30, 2007, and 2006.

NOTE 6 • MARKETABLE SECURITIES

The amortized cost and fair value of marketable securities available-for-sale at April 30, 2007 and 2006 are as follows. These marketable securities are securities of various issuers, primarily U.S. government, U.S. agency and corporate bonds, held in IRET Properties’ security deposit account with Merrill Lynch:

	(in thousands)
2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US government & agency debt securities	$369	$1	$0	$370
Agency MBS	871	0	14	857
Corporate bonds	328	0	3	325
Bank certificates of deposit	422	0	0	422
Other	74	0	0	74
	$2,064	$1	$17	$2,048

2007 Annual Report F-15

NOTE 6 • continued

	(in thousands)
2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US government & agency debt securities	$196	$0	$6	$190
Agency MBS	779	0	30	749
Corporate bonds	553	0	12	541
Bank certificates of deposit	875	0	0	875
Other	47	0	0	47
	$2,450	$0	$48	$2,402

As of April 30, 2007, the investment in Marketable Securities, at cost, will mature as follows:

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
US government & agency debt securities	369	62	182	39	86
Agency MBS	871	0	179	0	692
Corporate bonds	328	92	176	60	0
Bank certificates of deposit	422	422	0	0	0
Other	74	74	0	0	0
Total	$2,064	$650	$537	$99	$778

There were no realized gains or losses on sales of securities available-for-sale for the fiscal years ended April 30, 2007, 2006 and 2005. None of the securities with an unrealized loss at April 30, 2007 are considered to be other-than-temporarily impaired.

NOTE 7 • REVOLVING LINES OF CREDIT

IRET has lines of credit with three financial institutions as of April 30, 2007. Interest payments on outstanding borrowings are due monthly. These credit facilities are summarized in the following table:

	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2007	Amount Outstanding as of April 30, 2006	Applicable Interest Rate as of April 30, 2007	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2007

Lines of Credit
(1) First Western Bank & Trust	$12,000	$0	$3,500	6.50%	12/26/11	8.09%
(2) First Int’l Bank & Trust	10,000	0	0	8.25%	12/13/07	7.91%
(3) Bremer Bank	10,000	0	0	8.25%	9/13/07	8.00%

Total	$32,000	$0	$3,500

Borrowings under the lines of credit bear interest based on the following: (1) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, (2) Wall Street Journal prime rate, and (3) Bremer Financial Corporation Reference Rate.

NOTE 8 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 4.67% to 8.25%, and the mortgages have varying maturity dates from June 8, 2007, through May 31, 2035.

2007 Annual Report F-16

NOTE 8 • continued

Of the mortgages payable, the balances of fixed rate mortgages totaled $929.5 million and $741.6 million, and the balances of variable rate mortgages totaled $21.7 million and $24.3 million as of April 30, 2007, and 2006, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2007, the weighted average rate of interest on the Company’s mortgage debt was 6.43%, compared to 6.63% on April 30, 2006. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2007, is as follows:

Year Ended April 30,	(in thousands)
2008	$30,831
2009	47,701
2010	127,747
2011	101,282
2012	85,713
Later Years	557,865
Total payments	$951,139

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES

PROPERTY MANAGEMENT SERVICES

In fiscal years 2007, 2006 and 2005, Hoyt Properties, Inc. earned management fees from the Company in the amounts of $8,436, $641,046 and $682,286, respectively, a portion of which was reimbursed by tenants. Additionally, during those same periods, the Company paid leasing commissions to Hoyt Properties in the amounts of $14,450, $172,875 and $49,309, respectively.  Hoyt Properties, Inc. is owned by Steven B. Hoyt, a former member of the Company’s Board of Trustees.  Mr. Hoyt resigned from the Company’s Board of Trustees on September 21, 2004 at the expiration of his term of office.

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

PURCHASE OPTION

On February 1, 2003, the Company entered into a merger agreement with the T. F. James Company. As part of the merger agreement, two affiliated entities of the T. F. James Company were granted the right to purchase certain real property acquired by the Company as a result of the merger. Charles Wm. James, a former executive officer of the Company and a former member of the Company’s Board of Trustees, has an ownership interest in these entities.  Under the terms of the agreement, one of the entities had the option, but not the obligation, to purchase a commercial strip mall located in Excelsior, Minnesota, for the price the Company paid to acquire the property, plus an annual Consumer Price Index increase.  This option was exercised during the fourth quarter of fiscal year 2006 at a purchase price of approximately $965,000, and Mr. James resigned from the Company’s Board of Trustees.

2007 Annual Report F-17

NOTE 9 • continued

VEHICLE PURCHASES

During fiscal year 2005, the Company purchased four vehicles from Fisher Motors, Inc., an automobile dealership wholly-owned by John D. Stewart, a member of the Company’s Board of Trustees.  The Company paid approximately $100,000 for these four vehicles, which were purchased for the use of Company employees, including the Company’s Chief Operating Officer. The Company purchased no vehicles from Fisher Motors during fiscal years 2007 and 2006.

BANKING SERVICES

The Company maintains an unsecured line of credit with First International Bank and Trust, Watford City, North Dakota.  During fiscal year 2006, the amount available to be borrowed under this line of credit was increased to $10 million from $5 million.  During fiscal years 2007, 2006 and 2005, respectively, the Company’s interest charges were $71,128, $14,167, and less than $500 for borrowings under the First International line of credit.  During fiscal year 2007, the Company entered into two mortgage loans with First International in the amounts of $450,000 and $2,400,000, respectively, paying a total of $34,287 in origination fees and loan closing costs for these two loans, and paying interest on the loans of $24,545 and $69,328, respectively, during fiscal year 2007.  The Company also maintains a number of checking accounts with First International.  In each of fiscal years 2007, 2006 and 2005, respectively, IRET paid less than $500 in total in various wire transfer and other fees charged on these checking accounts.  Steven L. Stenehjem, a member of the Company’s Board of Trustees and Audit Committee, is the President and Chief Executive Officer of First International, and the bank is owned by Mr. Stenehjem and members of his family.

NOTE 10 • ACQUISITIONS AND DISPOSITIONS IN FISCAL YEARS 2007 AND 2006

PROPERTY ACQUISITIONS

IRET Properties paid approximately $220.7 million for real estate properties added to its portfolio during fiscal 2007, compared to $93.4 million paid in fiscal 2006. The fiscal 2007 and 2006 additions are detailed below.

Fiscal 2007 (May 1, 2006 to April 30, 2007)

Fiscal 2007 Acquisitions	(in thousands)
Acquisition Cost
Multi-Family Residential
192-unit Arbors Apartments – Sioux City, NE	$7,000
154-unit Quarry Ridge Apartments – Rochester, MN	14,570
389-unit St. Cloud Apartments—St. Cloud, MN	7,800
120-unit Indian Hills Apartments—Sioux City, IA	3,120
72-unit Rum River Apartments—Isanti, MN	5,650
38,140
Commercial Property – Office
143,061 sq. ft. Pacific Hills – Omaha, NE	16,502
141,724 sq. ft. Corporate Center West – Omaha, NE	21,497
94,832 sq. ft. Farnam Executive Center – Omaha, NE	12,853
84,475 sq. ft. Miracle Hills One – Omaha, NE	11,950
60,942 sq. ft. Woodlands Plaza IV – Maryland Heights, MO	5,840
122,567 sq. ft. Riverport – Maryland Heights, MO	21,906
90,315 sq. ft. Timberlands – Leawood, KS	14,546
138,825 sq. ft. Flagship – Eden Prairie , MN	26,094
59,827 sq. ft. Gateway Corporate Center – Woodbury, MN	9,612
71,430 sq. ft. Highlands Ranch I – Highlands Ranch, CO	12,250
153,050
Commercial Property – Medical (including assisted living)
26,336 sq. ft. Fox River Cottages – Grand Chute, WI	3,200
10,796 sq. ft. St. Michael Clinic – St. Michael, MN*	2,587
5,787
2007 Annual Report F-18
Commercial Property – Industrial
100,850 sq. ft. Bloomington 2000 – Bloomington, MN	6,750
172,057 sq. ft. Roseville 2929 – Roseville, MN	10,300
17,050
Commercial Property – Retail
16,921 sq. ft. Dakota West Plaza – Minot, ND	625
14,820 sq. ft. Weston Walgreens – Weston, WI**	2,144
2,769
Unimproved Land
Monticello Unimproved Parcel (City) – Monticello, MN	5
St. Michaels Unimproved – St. Michael, MN	320
Monticello Unimproved Parcel (Other) – Monticello, MN	75
Weston Unimproved – Weston, WI	800
Quarry Ridge Unimproved – Rochester MN	930
Minot Prairie Green—Minot, ND	1,750
3,880
Total Fiscal 2007 Property Acquisitions	$220,676

* Development property placed in service March 1, 2007.

** Development property placed in service May 1, 2006.

In addition to the above property acquisitions, in the fourth quarter of fiscal year 2007 IRET Properties issued limited partnership units with a value at issuance of approximately $5.25 million to purchase an approximately 29% ownership interest in a limited liability company in which IRET already owned a 71% interest.  This entity owns the Southdale Medical Building in Edina, Minnesota, and with its acquisition of this remaining ownership interest, IRET now is the sole owner of this property.

Fiscal 2006 (May 1, 2005 to April 30, 2006)

(in thousands)
Fiscal 2006 Acquisitions	Acquisition Cost
Multi-Family Residential
36-unit Legacy 7 - Grand Forks, ND	$2,445
2,445
Commercial Property—Office
15,594 sq. ft. Spring Valley IV Office Building - Omaha, NE	1,250
23,913 sq. ft. Spring Valley V Office Building - Omaha, NE	1,375
24,000 sq. ft. Spring Valley X Office Building - Omaha, NE	1,275
24,000 sq. ft. Spring Valley XI Office Building - Omaha, NE	1,250
30,000 sq. ft. Brook Valley I Office Building - La Vista, NE	2,100
146,087 sq. ft. Northpark Corporate Center - Arden Hills, MN	18,597
25,847
Commercial Property—Medical (including assisted living)
74,112 sq. ft. Edgewood Vista - Bismarck, ND	10,750
60,161 sq. ft. Edgewood Vista - Spearfish, SD	6,687
82,535 sq. ft. Edgewood Vista - Brainerd, MN	10,625
160,485 sq. ft. Edgewood Vista - Hermantown, MN	12,315
50,409 sq. ft. Ritchie Medical Plaza - St. Paul, MN	10,750
54,971 sq. ft. 2800 Medical Building - Minneapolis, MN	9,000
47,950 sq. ft. Stevens Point - Stevens Point, WI	4,215
64,342
Unimproved Land
Stevens Point Unimproved - Stevens Point, WI	310
Eagan Unimproved Land - Eagan, MN	423
733
Total Fiscal 2006 Property Acquisitions	$93,367

2007 Annual Report F-19

NOTE 10 • continued

Property Dispositions

During fiscal year 2007, IRET Properties disposed of 14 properties and two parcels of unimproved land for an aggregate sale price of $22.5 million, compared to 17 properties and two unimproved parcels sold for an aggregate sale price of $14.2 million in total during fiscal year 2006. Real estate assets sold by IRET during fiscal years 2007 and 2006 were as follows:

	(in thousands)
Fiscal 2007 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Multi-Family Residential
60-unit Clearwater Apartments – Boise, ID	$4,000	$3,413	$587
122-unit Park East Apartments—Fargo, ND	6,188	4,476	1,712
	10,188	7,889	2,299
Commercial Property – Office
5,640 sq. ft. Greenwood Office – Greenwood, MN	1,500	961	539
	1,500	961	539
Commercial Property – Medical (Assisted Living)
29,408 sq. ft. Wedgewood Sweetwater – Lithia Springs, GA	4,550	3,836	714
	4,550	3,836	714
Commercial Property – Retail
4,560 sq. ft. Moundsview Bakery – Mounds View, MN	380	287	93
3,571 sq. ft. Howard Lake C-Store – Winsted, MN	550	374	176
6,225 sq. ft. Wilmar Sam Goody – Wilmar, MN	450	409	41
3,571 sq. ft. Winsted C-Store – Winsted, MN	190	214	(24)
7,700 sq. ft. Buffalo Strip Center – Buffalo, MN	800	667	133
4,800 sq. ft. Glencoe C-Store—Glencoe, MN	350	344	6
5,216 sq. ft. Long Prairie C-Store – Long Prairie, MN	302	304	(2)
5,600 sq. ft. Faribault Checkers Auto – Faribault, MN	525	337	188
4,800 sq. ft. Paynesville C-Store – Paynesville, MN	149	150	(1)
6,800 sq. ft. Prior Lake Strip Center I – Prior Lake, MN	1,105	993	112
4,200 sq. ft. Prior Lake Strip Center III – Prior Lake, MN	545	465	80
	5,346	4,544	802
Unimproved Land
IGH Land – Inver Grove Heights, MN	900	613	287
Long Prairie Unimproved Land – Long Prairie, MN	59	60	(1)
	959	673	286
Total Fiscal 2007 Property Dispositions	$22,543	$17,903	$4,640

	(in thousands)
Fiscal 2006 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss
Commercial - Office
1,600 sq. ft. Greenwood Chiropractic - Greenwood, MN	$490	$345	$145

Commercial – Retail
3,000 sq. ft. Centerville Convenience Store - Centerville, MN	340	324	16
4,800 sq. ft. East Bethel C-Store - East Bethel, MN	660	498	162
6,325 sq. ft. Lino Lake Strip Center - Lino Lakes, MN	650	462	188
8,400 sq. ft. IGH Strip Center - Inver Grove Heights, MN	1,280	940	340
46,720 sq. ft. Sleep Inn - Brooklyn Park, MN	3,350	2,990	360
7,993 sq. ft. Excelsior Strip Center - Excelsior, MN	965	891	74
3,000 sq. ft. Andover C-Store - Andover, MN	383	308	75
6,266 sq. ft. Oakdale Strip Center - Oakdale, MN	1,050	745	305
6,225 sq. ft. Rochester Auto - Rochester, MN	465	431	34
3,650 sq. ft. Lakeland C-Store - Lakeland, MN	610	436	174
2007 Annual Report F-20
Commercial – Retail - continue
4,000 sq. ft. Lindstrom C-Store - Lindstrom, MN	450	345	105
3,571 sq. ft. Mora C-Store - Mora, MN	380	296	84
3,000 sq. ft. Shoreview C-Store - Shoreview, MN	400	326	74
8,750 sq. ft. Blaine Strip Center - Blaine, MN	990	599	391
3,444 sq. ft. St. Louis Park Retail - St. Louis Park, MN	845	365	480
3,864 sq. ft. Mound Strip Center - Mound, MN	550	358	192

Unimproved Land
40,000 sq. ft. Centerville Unimproved Land - Centerville, MN	110	105	5
Andover Unimproved Land - Andover, MN	230	164	66
Total Fiscal 2006 Property Dispositions	$14,198	$10,928	$3,270

NOTE 11 • OPERATING SEGMENTS

IRET reports its results in five reportable segments: multi-family residential properties, and commercial office, medical (including assisted living facilities), industrial (including miscellaneous commercial properties) and retail properties.  Our reportable segments are aggregations of similar properties.  The accounting policies of each of these segments are the same as those described in Note 2. We disclose segment information in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Disclosures (“SFAS 131”).  SFAS 131 requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segment performance.

IRET’s internal reporting system produces reports in which business activities are presented in a variety of ways.  Based on these reports, IRET management and our Board of Trustees evaluate the performance of our segments using a number of different metrics.  IRET has previously disclosed segment information using a measure we called “Segment Operating Profit,” which we defined as total revenues less property operating expenses and real estate taxes, with mortgage interest and depreciation/amortization related to real estate investments included in property operating expenses.  However, our management and Board also evaluate segment performance based upon operating income from the combined properties in each segment.  Net operating income is a key measurement of our segment profit and loss, and, beginning in the fourth quarter of fiscal year 2007, we now consider it our primary measurement of segment performance.  Accordingly, segment information in this report is presented based on net operating income, which we define as total revenues less property operating expenses and real estate taxes.  Prior year segment information has been revised for presentation based on net operating income.

The following tables present revenues and net operating income for the fiscal years ended April 30, 2007, 2006 and 2005 from our five reportable segments, and reconcile net operating income of reportable segments to operating income as reported. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$67,214	$73,640	$34,783	$8,091	$14,089	$197,817
Real estate expenses	31,575	30,500	8,675	1,253	4,475	76,478
Net operating income	$35,639	$43,140	$26,108	$6,838	$9,614	$121,339
Interest						(58,450)
Depreciation/amortization						(45,563)
Administrative, advisory and trustee fees						(4,451)
Operating expenses						(1,240)
Non-operating income						2,665
Income before minority interest and discontinued operations and gain on sale of other investments						$14,300

2007 Annual Report F-21

NOTE 11 • continued

	(in thousands)
Year Ended April 30, 2006	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$61,906	$57,523	$31,670	$6,372	$12,977	$170,448
Real estate expenses	29,850	23,602	8,314	1,252	3,944	66,962
Net operating income	$32,056	$33,921	$23,356	$5,120	$9,033	$103,486
Interest						(50,727)
Depreciation/amortization						(37,698)
Administrative, advisory and trustee fees						(3,894)
Operating expenses						(1,269)
Non-operating income						1,240
Income before minority interest and discontinued operations and gain on sale of other investments						$11,138

	(in thousands)
Year Ended April 30, 2005	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$58,702	$48,604	$25,424	$6,459	$13,748	$152,937
Real estate expenses	27,449	19,481	6,178	1,224	3,521	57,853
Net operating income	$31,253	$29,123	$19,246	$5,235	$10,227	$95,084
Interest						(47,393)
Depreciation/amortization						(33,403)
Administrative, advisory and trustee fees						(3,947)
Operating expenses						(1,407)
Non-operating income						986
Income before minority interest and discontinued operations and gain on sale of other investments						$9,920

Segment Assets and Accumulated Depreciation

	(in thousands)
As of April 30, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Segment assets
Property owned	$489,644	$536,431	$274,779	$75,257	$113,176	$1,489,287
Less accumulated depreciation/amortization	(89,541)	(44,204)	(24,787)	(8,257)	(13,755)	(180,544)
Total property owned	$400,103	$492,227	$249,992	$67,000	$99,421	$1,308,743
Cash						44,516
Marketable securities						2,048
Receivables and other assets						72,261
Unimproved land						7,392
Mortgage receivables						399
Total Assets						$1,435,359

2007 Annual Report F-22

NOTE 11 • continued

	(in thousands)
As of April 30, 2006	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Segment assets
Property owned	$452,251	$383,280	$263,300	$59,583	$111,009	$1,269,423
Less accumulated depreciation/amortization	(79,150)	(32,193)	(18,954)	(6,625)	(11,685)	(148,607)
Total property owned	$373,101	$351,087	$244,346	$52,958	$99,324	$1,120,816
Cash						17,485
Marketable securities						2,402
Receivables and other assets						61,028
Unimproved land						5,175
Mortgage receivables						409
Total Assets						$1,207,315

NOTE 12 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as held for sale as of April 30, 2007, 2006 or 2005. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2007, 2006 and 2005.

	(in thousands)
	2007	2006	2005
REVENUE
Real estate rentals	$1,339	$3,251	$5,497
Tenant reimbursement	57	287	639
TOTAL REVENUE	1,396	3,538	6,136
OPERATING EXPENSE
Interest	389	900	1,535
Depreciation/amortization related to real estate investments	237	635	1,136
Utilities	156	218	433
Maintenance	191	336	518
Real estate taxes	161	417	633
Insurance	26	60	90
Property management expenses	104	213	382
Administrative expenses	2	1	1
Other operating expenses	9	25	28
Amortization related to non-real estate investments	0	0	8
Loss on impairment of real estate	640	409	570
TOTAL OPERATING EXPENSE	1,915	3,214	5,334
Operating (loss) income	(519)	324	802
Non-operating income	0	1	1
Income before minority interest and gain on sale	(519)	325	803
Minority interest	(1,070)	(809)	(2,135)
Gain on sale of discontinued operations	4,640	3,270	8,602
DISCONTINUED OPERATIONS, NET	$3,051	$2,786	$7,270
Segment Data
Multi-Family Residential	$1,745	$57	$3,122
Commercial - Office	397	55	(493)
Commercial - Medical	605	259	2,059
Commercial - Industrial	0	0	0
Commercial - Retail	170	2,383	2,601
Unimproved Land	134	32	(19)
Total	$3,051	$2,786	$7,270
2007 Annual Report F-23
Property Sale Data
Sales price	$22,543	$14,198	$48,906
Net book value and sales costs	17,903	10,928	40,304
Gain	$4,640	$3,270	$8,602

NOTE 13 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on diluted earnings per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2007, 2006, and 2005:

	For Years Ended April 30,
	(in thousands, except per share data)
	2007	2006	2005
NUMERATOR
Income from continuing operations	$11,059	$8,781	$7,806
Discontinued operations	3,051	2,786	7,270
Net income	14,110	11,567	15,076
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
Numerator for basic earnings per share – net income available to common shareholders	11,738	9,195	12,704
Minority interest portion of operating partnership income	4,299	2,705	3,873
Numerator for diluted earnings per share	$16,037	$11,900	$16,577
DENOMINATOR
Denominator for basic earnings per share weighted average shares	47,672	45,717	43,214
Effect of dilutive securities convertible operating partnership units	17,017	13,329	12,621
Denominator for diluted earnings per share	64,689	59,046	55,835
Earnings per common share from continuing operations – basic and diluted	$.18	$.14	$.13
Earnings per common share from discontinued operations – basic and diluted	.06	.06	.17
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.24	$.20	$.30

NOTE 14 • RETIREMENT PLANS

IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401(k) plan.  IRET’s defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed one year of service.  Participation in IRET’s defined contribution 401(k) plan is available to all employees over the age of 21 immediately upon their employment with the Company, and employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS.  Employer contributions to the profit sharing and 401(k) plans are at the discretion of the Company’s management.  IRET currently contributes 4.5% of the salary of each employee participating in the profit sharing plan, and 3% of the salary of each employee participating in the 401(k) plan, for a total contribution of 7.5% of the salary of each of the employees participating in both plans. Contributions by IRET to these plans on behalf of employees totaled $257,783 in fiscal year 2007, $217,599 in fiscal year 2006 and $204,141 in fiscal year 2005.

NOTE 15 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2007, the Company is a tenant under operating ground leases on eight of its properties. The Company pays a total of approximately $283,000 per year in rent under these ground leases, which have terms ranging from 7 to 90 years, and expiration dates ranging from July 2012 to April 2095. The Company has renewal options for three of the eight ground leases, and rights of first offer or first refusal for the remainder.

2007 Annual Report F-24

NOTE 15 • continued

The expected timing of Ground Lease payments as of April 30, 2007 is as follows:

Year Ended April 30, (in thousands)	Lease Payments
2008	$283
2009	283
2010	283
2011	283
2012	283
Thereafter	16,670
Total	$18,085

Legal Proceedings. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s financial statements.

Environmental Matters. It is generally IRET’s policy to obtain a Phase I environmental assessment of each property that the Company seeks to acquire.  Such assessments have not revealed, nor is the Company aware of, any environmental liabilities that IRET believes would have a material adverse effect on IRET’s financial position or results of operations. IRET owns properties that contain or potentially contain (based on the age of the property) asbestos or lead, or have underground fuel storage tanks. For certain of these properties, the Company estimated the fair value of the conditional asset retirement obligation in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN 47, and chose not to book a liability, because the amounts involved were immaterial. With respect to certain other properties, the Company has not recorded any related asset retirement obligation, as the fair value of the liability cannot be reasonably estimated, due to uncertainties in the timing and manner of settlement of these obligations.

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements.  In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to IRET. The property cost and gross rental revenue of these properties are as follows:

	(in thousands)
Property	Property Cost	Gross Rental Revenue
		2007	2006	2005
Edgewood Vista - Bismarck, ND	$10,868	$980	$653	$0
Edgewood Vista - Brainerd, MN	10,634	968	645	0
Edgewood Vista - Duluth, MN	11,709	1,472	1,472	1,406
Edgewood Vista - Fremont, NE	552	68	62	59
Edgewood Vista - Hastings, NE	572	68	63	61
Edgewood Vista - Hermantown, MN	12,325	1,124	749	0
Edgewood Vista - Kalispell, MT	588	72	62	62
Edgewood Vista - Missoula, MT	962	132	120	120
Edgewood Vista - Omaha, NE	641	76	70	67
Edgewood Vista - Spearfish, SD	6,757	608	406	0
Edgewood Vista - Virginia, MN	12,182	1,320	1,320	1,320
Fox River Cottage - Grand Chute, WI	3,860	260	0	0
Great Plains Software - Fargo, ND	15,375	1,876	1,876	1,876
Healtheast - Woodbury & Maplewood, MN	21,601	2,032	2,032	2,032
Minnesota National Bank - Duluth, MN	2,104	135	100	189
St. Michael Clinic - St. Michael, MN	2,587	35	0	0
Stevens Point - Stevens Point, WI	12,504	630	102	0
Total	$125,821	$11,856	$9,732	$7,192

Income Guarantees. In connection with its acquisition in April 2004 of a portfolio of properties located in and near Duluth, Minnesota, the Company received from the seller of the properties a guarantee, for five years from the closing date of the acquisition, of a specified minimum amount of annual net operating income, before debt service (principal and interest payments), from two of the properties included in the portfolio.  As of April 30, 2007, the Company has recorded a receivable for payment of $233,344 under this guarantee.  Separately, in connection with

2007 Annual Report F-25

NOTE 15 • continued

its acquisition of Olympik Village Apartments, a multi-family residential property in Rochester, Minnesota, the Company received from the seller of the property a guarantee of 12.5% return on IRET’s equity or $150,000 per year whichever is greater, for a period of 24 months ending March 1, 2007. As of April 30, 2007, $192,131 was due under the Olympik Village income guarantee.

Restrictions on Taxable Dispositions.  Approximately 129 of our properties, consisting of approximately 5.9 million square feet of our combined commercial segment’s properties and 4,008 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $765.5 million at April 30, 2007.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale.  Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects. As of April 30, 2007, IRET’s funding commitments included the following:

Stevens Point Assisted Living:  During fiscal year 2006, IRET purchased an existing senior housing complex and adjoining vacant parcel of land in Stevens Point, Wisconsin.  IRET is committed to fund construction of an expansion to the existing facility on the adjoining parcel of land, to be leased to the tenant of the existing senior housing complex.  The construction costs to be paid by IRET were capped at approximately $10.7 million.  Construction on this project began in May 2006 and was completed in June 2007.  As of April 30, 2007, IRET had funded approximately $7.7 million of the construction cost.

Fox River Senior Living:  During fiscal year 2006, IRET purchased a partially-completed senior housing project and adjoining vacant land located in Grand Chute, Wisconsin.  IRET has committed to fund the completion of eight senior living villas and the construction of ten new senior living cottages.  The construction costs to be paid by IRET are capped at approximately $2.2 million.  Construction on this project began in August 2006 and is expected to be completed in the fall of 2007.  As of April 30, 2007, IRET had funded approximately $1.5 million of the construction cost.

St. Michael Medical Clinic:  In July 2006, construction commenced on a medical clinic located on land owned by IRET in St. Michael, Minnesota.  IRET committed to fund approximately $2.8 million in project costs to construct this clinic.  The clinic was completed as scheduled in February 2007, with total costs to IRET of approximately $2.3 million.  IRET has also committed to construct an expansion to the clinic if requested to do so by the clinic’s tenant; the cost for the expansion project is capped at approximately $1.1 million.

2828 Chicago Avenue Medical Building:  In fiscal year 2006, IRET purchased an approximately 55,000 square foot, five-story medical office building located in Minneapolis, Minnesota.  During fiscal year 2007, IRET committed to construct an approximately 56,000 square foot medical office building adjacent to the existing structure, and an adjoining parking ramp, with a planned project completion date of August 2008 and an

2007 Annual Report F-26

NOTE 15 • continued

estimated total project cost of $15.7 million.  Approximately 60% of this new medical office building has been pre-leased to an anchor tenant.

Cottonwood Apartments:  During fiscal year 2007, the Company began construction of a multi-family residential property adjacent to three existing apartment buildings owned by the Company in Bismarck, North Dakota.  The 67-unit Cottonwood IV apartment complex is expected to cost approximately $6.1 million to construct, and is targeted for completion in the third quarter of fiscal year 2008.

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

Pending Acquisitions and Dispositions. As of April 30, 2007, the Company has signed a purchase agreement for the acquisition of two office/warehouse properties, located in Minnesota, with, respectively, approximately 70,000 and 20,000 square feet of rentable space.  The Company has agreed to pay approximately $6 million for these properties, excluding closing costs.  These pending acquisitions are subject to various closing conditions and contingencies, and no assurance can be given that these transactions will be completed.  Subsequent to its April 30, 2007 fiscal year end, in June 2007, the Company signed a lease with an anchor tenant committing the Company to construct an approximately 26,000 square foot addition to the Company’s existing Southdale Medical Building located in Edina, Minnesota.  The estimated cost of this expansion project is approximately $6.4 million, with an additional approximately $2 million in relocation, tenant improvement and leasing costs expected to be incurred to relocate tenants in the existing facility.  This proposed construction project is subject to various conditions and contingencies, and no assurance can be given that this project will be completed.  During the third quarter of fiscal year 2007, the tenant in four of the Company’s Edgewood Vista assisted living facilities, located in, respectively, Fremont, Nebraska; Hastings, Nebraska; Omaha, Nebraska and Kalispell, Montana, exercised its options to purchase these properties.  Under the terms of the options, the specified purchase price for each of these assisted living properties is the higher of the fair market value of the property as determined by an independent appraisal, or an annual compounded increase at 2.5% per year based on the purchase price paid by the Company for the property.  Also subsequent to its April 30, 2007 fiscal year end, the Company signed an agreement for the sale of an office building located in Minnetonka, Minnesota, for a sale price of approximately $345,000.  These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be completed.

NOTE 16 • FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Mortgage Loan Receivable. Fair values are based on the discounted value of future cash flows expected to be received for a loan using current rates at which similar loans would be made to borrowers with similar credit risk and the same remaining maturities. Terms are short term in nature and carrying value approximates the estimated fair value.

Cash and Cash Equivalents. The carrying amount approximates fair value because of the short maturity.

Marketable Securities. The fair values of these instruments are estimated based on quoted market prices for the security.

Notes Payable. The carrying amount approximates fair value because of the short maturity of such notes.

2007 Annual Report F-27

NOTE 16 • continued

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

The estimated fair values of the Company’s financial instruments as of April 30, 2007 and 2006, are as follows:

	(in thousands)
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$399	$399	$409	$409
Cash and cash equivalents	44,516	44,516	17,485	17,485
Marketable securities - available-for-sale	2,048	2,048	2,402	2,402
FINANCIAL LIABILITIES
Notes payable	$0	$0	$3,500	$3,500
Other debt	146	148	233	234
Mortgages payable	951,139	944,843	765,890	761,831
Investment certificates issued	11	11	2,451	2,444

NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND SHAREHOLDERS’ EQUITY

Distribution Reinvestment Plan.  During fiscal years 2007 and 2006, IRET issued 1.2 million common shares, respectively, pursuant to its distribution reinvestment plan, at a total value at issuance of $11.4 million and $11.1 million, respectively. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares.

Conversion of Units to Common Shares.  During fiscal years 2007 and 2006, respectively, 0.4 million and 0.5 million Units were converted to common shares, with a total value of $3.4 million and $4.0 million included in shareholders’ equity.

Issuance of Common Shares.  During fiscal year 2005, in May 2004, the Company concluded a “best efforts” offering under which approximately .2 million common shares were sold, at $10.10 per share, for gross proceeds to the Company of approximately $2.6 million, before payment of commissions of six percent per share to the broker-dealers selling the shares, and before payment of other expenses of the offering.

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

2007 Annual Report F-28

NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2006	October 31, 2006	January 31, 2007	April 30, 2007
Revenues	$44,785	$48,962	$51,372	$52,698
Operating Income	$2,659	$2,111	$3,340	$3,525
Net Income available to common shareholders	$2,520	$2,915	$2,861	$3,442
Net Income per common share - basic & diluted	$.05	$.06	$.06	$.07

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006
Revenues	$41,177	$43,153	$42,772	$43,346
Operating Income	$1,819	$2,908	$2,445	$2,726
Net Income available to common shareholders	$1,079	$1,980	$1,728	$4,408
Net Income per common share - basic & diluted	$.02	$.04	$.04	$.10

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 19 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On July 2, 2007, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2007, and a distribution of 16.65 cents per share on the Company’s common shares and units, to common shareholders and Unitholders of record on June 15, 2007. This common share/unit distribution represented an increase of .05 cents or 0.3% over the previous regular quarterly distribution of 16.60 cents per common share/unit paid April 2, 2007.

Closed Acquisitions.  Subsequent to its April 30, 2007 fiscal year end, in May 2007, the Company closed on its purchase of the two-story, approximately 18,500 square foot Barry Pointe medical office building in Kansas City, Missouri.  The Company paid approximately $3.2 million for this property, excluding closing costs.  In June 2007, the Company closed on its acquisition of the two-story, approximately 50,400 square foot Cedar Lake Business Center in St. Louis Park, Minnesota.  The Company paid approximately $4.04 million, excluding closing costs, for this office/warehouse property.  Also in June 2007, the Company completed its acquisition of a one-story office/warehouse property located in Urbandale, Iowa. The Company paid approximately $14 million excluding closing costs (approximately $4.25 million of which purchase price consisted of the issuance of UPREIT Units), for this approximately 519,813 square foot building.

2007 Annual Report F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the consolidated financial statements of Investors Real Estate Trust and subsidiaries (the “Company”) as of April 30, 2007 and 2006, and for each of the three fiscal years in the period ended April 30, 2007, management's assessment of the effectiveness of the Company's internal control over financial reporting as of April 30, 2007, and the effectiveness of the Company's internal control over financial reporting as of April 30, 2007, and have issued our reports thereon dated July 13, 2007; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the table of contents to the consolidated financial statements. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 13, 2007

2007 Annual Report F-30

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	(in thousands)
	Column A	Column B	Column C	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Fiscal Year Ended April 30, 2007 Allowance for doubtful accounts	$725	$507	$(322)	$910
Fiscal Year Ended April 30, 2006 Allowance for doubtful accounts	$725	$230	$(230)	$725
Fiscal Year Ended April 30, 2005 Allowance for doubtful accounts	$475	$438	$(188)	$725

2007 Annual Report F-31

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Multi-Family Residential
17 S Main Apartments - Minot, ND	$0	$0	$0	$216	$0	$216	$216	$(3)	2006	40 years
405 Grant Avenue (Lonetree) - Harvey, ND	0	14	156	103	20	253	273	(95)	1990	24-40 years
408 1st Street SE - Minot, ND	0	10	35	3	12	36	48	(36)	1986	40 years
Applewood On The Green - Omaha, NE	7,039	706	9,588	2,290	889	11,695	12,584	(1,754)	2001	40 years
Arbors Apts - S Sioux City, NE	4,386	350	6,625	341	360	6,956	7,316	(149)	2006	40 years
Boulder Court - Eagan, MN	4,434	1,067	5,498	610	1,227	5,948	7,175	(581)	2003	40 years
Brookfield Village Apartments - Topeka, KS	5,034	509	6,698	597	569	7,235	7,804	(661)	2003	40 years
Candlelight Apartments - Fargo, ND	1,459	80	758	958	210	1,586	1,796	(561)	1992	24-40 years
Canyon Lake Apartments - Rapid City, SD	2,797	305	3,958	108	324	4,047	4,371	(582)	2001	40 years
Castle Rock - Billings, MT	3,507	736	4,864	979	816	5,763	6,579	(1,256)	1998	40 years
Chateau Apartments - Minot, ND	1,864	122	2,224	771	167	2,950	3,117	(650)	1998	12-40 years
Colonial Villa - Burnsville, MN	8,867	2,401	11,515	1,540	2,603	12,853	15,456	(1,233)	2003	40 years
Colton Heights Properties - Minot, ND	588	80	734	228	108	934	1,042	(582)	1984	40 years
Cottonwood Lake I - Bismarck, ND	2,474	264	3,982	406	291	4,361	4,652	(1,014)	1997	40 years
Cottonwood Lake II - Bismarck, ND	2,601	264	3,341	802	313	4,094	4,407	(990)	1997	40 years
Cottonwood Lake III - Bismarck, ND	2,441	264	4,125	452	300	4,541	4,841	(781)	1997	40 years
Country Meadows I - Billings, MT	3,481	246	4,005	109	259	4,101	4,360	(964)	1995	33-40 years
Country Meadows II - Billings, MT	2,140	246	3,804	452	260	4,242	4,502	(771)	1995	40 years
Crestview Apartments - Bismarck, ND	4,343	235	4,290	649	435	4,739	5,174	(1,708)	1994	24-40 years
Crown Colony Apartments - Topeka, KS	6,708	620	9,956	970	708	10,838	11,546	(2,109)	1999	40 years
Dakota Hill At Valley Ranch - Irving, TX	23,528	3,650	33,810	1,801	3,844	35,417	39,261	(6,458)	2000	40 years
East Park Apartments - Sioux Falls, SD	1,646	115	2,405	284	152	2,652	2,804	(347)	2002	40 years
Forest Park Estates - Grand Forks, ND	6,550	810	5,579	2,859	1,054	8,194	9,248	(2,715)	1993	24-40 years
Heritage Manor - Rochester, MN	4,933	403	6,968	981	411	7,941	8,352	(1,820)	1998	40 years
Indian Hills Apartments - Sioux City, IA	0	294	2,921	17	294	2,938	3,232	(9)	2007	40 years
Jenner Properties - Grand Forks, ND	1,698	184	1,514	463	263	1,898	2,161	(491)	1997	40 years
Kirkwood Manor - Bismarck, ND	2,033	449	2,725	944	517	3,601	4,118	(953)	1997	12-40 years
Lancaster Place - St. Cloud, MN	1,338	289	2,899	536	383	3,341	3,724	(643)	2000	40 years
Legacy Buildings I & II - Grand Forks, ND	5,002	467	6,219	835	709	6,812	7,521	(1,842)	1995	24-40 years
Legacy Building III - Grand Forks, ND	2,660	233	3,263	505	311	3,690	4,001	(841)	1995	24-40 years
Legacy Building IV - Grand Forks, ND	4,374	252	5,102	1,525	427	6,452	6,879	(1,206)	1996	40 years
Legacy Building V - Grand Forks, ND	1,914	137	1,973	768	144	2,734	2,878	(177)	2004	40 years
Legacy Building VI - Grand Forks, ND	2,006	137	2,463	420	144	2,876	3,020	(163)	2005	40 years
2007 Annual Report F-32

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Multi-Family Residential - continued
Legacy Building VII - Grand Forks, ND	$1,930	$137	$2,707	$53	$141	$2,756	$2,897	$(134)	2005	40 years
Magic City Apartments - Minot, ND	2,904	370	3,875	1,352	504	5,093	5,597	(1,242)	1997	12-40 years
Meadows Phase I - Jamestown, ND	929	56	1,635	184	78	1,797	1,875	(347)	1998	40 years
Meadows Phase II - Jamestown, ND	929	56	1,429	472	61	1,896	1,957	(343)	1998	40 years
Meadows Phase III - Jamestown, ND	1,048	478	1,454	284	484	1,732	2,216	(261)	2000	40 years
Miramont Apartments - Fort Collins, CO	11,445	1,470	12,765	1,010	1,533	13,712	15,245	(3,633)	1996	40 years
Monticello Apartments - Monticello, MN	3,253	490	3,756	179	575	3,850	4,425	(317)	2004	40 years
Neighborhood Apartments - Colorado Springs, CO	10,314	1,034	9,812	2,147	1,136	11,857	12,993	(3,139)	1997	40 years
North Pointe - Bismarck, ND	2,158	144	2,244	104	155	2,337	2,492	(675)	1995	24-40 years
Oakmont Apartments - Sioux Falls, SD	3,852	423	4,838	112	429	4,944	5,373	(642)	2002	40 years
Oakwood - Sioux Falls, SD	3,609	543	2,784	3,085	744	5,668	6,412	(1,902)	1993	40 years
Olympic Village - Billings, MT	7,879	1,164	10,441	1,197	1,384	11,418	12,802	(2,013)	2000	40 years
Olympik Village Apartments - Rochester, MN	5,164	1,034	6,109	283	1,051	6,375	7,426	(351)	2005	40 years
Oxbow - Sioux Falls, SD	3,933	404	3,152	1,915	466	5,005	5,471	(1,542)	1994	24-40 years
Park Meadows I - Waite Park, MN	2,735	381	3,033	1,231	480	4,165	4,645	(1,590)	1997	40 years
Park Meadows II - Waite Park, MN	7,269	762	6,066	2,356	941	8,243	9,184	(2,172)	1997	40 years
Pebble Springs - Bismarck, ND	374	7	748	66	34	787	821	(159)	1999	40 years
Pinecone Apartments - Fort Collins, CO	10,112	905	12,105	1,173	1,001	13,182	14,183	(3,932)	1995	40 years
Pinehurst Apartments - Billings, MT	450	72	687	53	74	738	812	(98)	2002	40 years
Pointe West - Rapid City, SD	2,985	240	3,538	945	301	4,422	4,723	(1,479)	1994	24-40 years
Prairie Winds Apartments - Sioux Falls, SD	1,590	144	1,816	272	207	2,025	2,232	(733)	1993	24-40 years
Prairiewood Meadows - Fargo, ND	2,625	280	2,531	687	334	3,164	3,498	(548)	2000	40 years
Quarry Ridge Apartments - Rochester, MN	13,047	1,312	13,362	14	1,313	13,375	14,688	(209)	2006	40 years
Ridge Oaks - Sioux City, IA	2,703	178	4,073	871	243	4,879	5,122	(959)	2001	40 years
Rimrock Apartments - Billings, MT	2,305	330	3,489	317	337	3,799	4,136	(754)	1999	40 years
Rocky Meadows - Billings, MT	3,275	656	5,726	619	741	6,260	7,001	(1,698)	1995	40 years
Rum River Apartments - Isanti, MN	0	848	4,818	0	848	4,818	5,666	(5)	2007	40 years
St. Cloud Student Housing - St. Cloud, MN	2,748	1,170	6,688	1	1,170	6,689	7,859	(35)	2007	40 years
Sherwood Apartments - Topeka, KS	10,063	1,150	14,684	1,372	1,386	15,820	17,206	(3,083)	1999	40 years
Southbrook & Mariposa - Topeka, KS	3,286	399	5,110	131	415	5,225	5,640	(314)	2004	40 years
South Pointe - Minot, ND	9,755	550	9,548	781	686	10,193	10,879	(2,822)	1995	24-40 years
Southview Apartments - Minot, ND	782	185	469	190	215	629	844	(208)	1994	24-40 years
2007 Annual Report F-33

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Multi-Family Residential - continued
Southwind Apartments - Grand Forks, ND	$6,227	$400	$5,034	$1,384	$639	$6,179	$6,818	$(1,784)	1995	24-40 years
Sunset Trail Phase I - Rochester, MN	4,067	168	5,935	1,063	208	6,958	7,166	(1,159)	1999	40 years
Sunset Trail Phase II - Rochester, MN	3,968	168	6,879	603	215	7,435	7,650	(1,071)	1999	40 years
Sweetwater Properties - Devils Lake & Grafton, ND	0	72	998	814	161	1,723	1,884	(1,234)	1974	5-40 years
Sycamore Village Apartments - Sioux Falls, SD	926	101	1,317	216	141	1,493	1,634	(199)	2002	40 years
Terrace On The Green - Moorhead, MN	1,473	24	1,490	1,489	128	2,875	3,003	(2,009)	1970	33-40 years
Valley Park Manor - Grand Forks, ND	3,662	294	4,137	1,479	379	5,531	5,910	(1,181)	1999	40 years
Village Green - Rochester, MN	1,697	234	2,296	78	262	2,346	2,608	(228)	2003	40 years
West Stonehill - Waite Park, MN	9,568	939	10,167	2,887	1,143	12,850	13,993	(3,810)	1995	40 years
Westwood Park - Bismarck, ND	1,060	116	1,909	647	228	2,444	2,672	(601)	1998	40 years
Winchester - Rochester, MN	4,155	748	5,622	568	871	6,067	6,938	(583)	2003	40 years
Woodridge Apartments - Rochester, MN	2,961	370	6,028	938	409	6,927	7,336	(1,915)	1997	40 years
Total Multi-Family Residential	$302,441	$37,545	$390,168	$61,931	$43,513	$446,131	$489,644	$(89,541)

Office
1st Avenue Building - Minot, ND	$0	$30	$80	$580	$32	$658	$690	$(360)	1981	33-40 years
401 South Main - Minot, ND	0	71	334	238	77	566	643	(257)	1987	24-40 years
2030 Cliff Road - Eagan, MN	543	146	835	1	146	836	982	(126)	2001	19-40 years
7800 W Brown Deer Road - Milwaukee, WI	6,016	1,455	9,267	320	1,475	9,567	11,042	(1,236)	2003	40 years
American Corporate Center - Mendota Heights, MN	10,217	893	16,768	2,603	893	19,371	20,264	(2,507)	2002	40 years
Ameritrade - Omaha, NE	4,666	327	7,957	64	327	8,021	8,348	(1,610)	1999	40 years
Benton Business Park - Sauk Rapids, MN	901	188	1,261	30	188	1,291	1,479	(127)	2003	40 years
Bloomington Business Plaza - Bloomington, MN	4,526	1,300	6,106	635	1,305	6,736	8,041	(1,042)	2001	40 years
Brenwood - Minnetonka, MN	8,048	1,762	12,138	2,204	1,771	14,333	16,104	(1,825)	2002	40 years
Brook Valley I - La Vista, NE	1,526	347	1,671	27	347	1,698	2,045	(69)	2005	45 years
Burnsville Bluffs II - Burnsville, MN	1,385	300	2,154	759	301	2,912	3,213	(486)	2001	40 years
Cold Spring Center - St. Cloud, MN	4,531	588	7,808	465	592	8,269	8,861	(1,261)	2001	40 years
Corporate Center West - Omaha, NE	17,315	3,880	17,509	0	3,880	17,509	21,389	(274)	2006	40 years
Crosstown Centre - Eden Prairie, MN	15,722	2,884	14,569	480	2,887	15,046	17,933	(970)	2004	40 years
Dewey Hill Business Center - Edina, MN	2,804	985	3,507	843	995	4,340	5,335	(776)	2000	40 years
Farnam Executive Center - Omaha, NE	12,160	2,188	11,404	0	2,188	11,404	13,592	(178)	2006	40 years
Flagship - Eden Prairie, MN	21,565	1,899	21,638	34	1,899	21,672	23,571	(340)	2006	40 years
2007 Annual Report F-34

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Office - continued
Gateway Corporate Center, Woodbury, MN	$8,700	$1,637	$7,763	$19	$1,637	$7,782	$9,419	$(121)	2006	40 years
Golden Hills Office Center - Golden Valley, MN	14,882	3,018	24,482	(4,018)	3,018	20,464	23,482	(2,092)	2003	40 years
Great Plains - Fargo, ND	7,176	126	15,240	9	126	15,249	15,375	(2,939)	1997	40 years
Highlands Ranch I- Highlands Ranch, CO	9,200	2,268	8,362	(1)	2,268	8,361	10,629	(96)	2006	40 years
Highlands Ranch II - Highlands Ranch, CO	9,385	1,437	9,549	534	1,437	10,083	11,520	(669)	2004	40 years
Interlachen Corporate Center - Edina, MN	10,419	1,650	14,983	93	1,652	15,074	16,726	(2,168)	2001	40 years
Mendota Office Center I - Mendota Heights, MN	4,052	835	6,169	199	835	6,368	7,203	(871)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	6,488	1,121	10,085	532	1,121	10,617	11,738	(1,692)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	3,728	970	5,734	84	970	5,818	6,788	(765)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	4,841	1,070	7,635	0	1,070	7,635	8,705	(979)	2002	40 years
Minnesota National Bank - Duluth, MN	1,145	287	1,454	4	288	1,457	1,745	(111)	2004	40 years
Minnetonka Office Building - Minnetonka, MN	0	40	361	10	40	371	411	(122)	2001	40 years
Miracle Hills One - Omaha, NE	8,895	1,974	10,117	256	1,974	10,373	12,347	(179)	2006	40 years
Nicollett VII - Burnsville, MN	4,306	429	6,931	27	436	6,951	7,387	(1,057)	2001	40 years
Northgate I - Maple Grove, MN	6,076	1,062	6,358	369	1,067	6,722	7,789	(461)	2004	40 years
Northgate II - Maple Grove, MN	1,387	359	1,944	142	403	2,042	2,445	(392)	1999	40 years
Northpark Corporate Center - Arden Hills, MN	14,279	2,034	14,584	734	2,034	15,318	17,352	(401)	2006	40 years
Pacific Hills - Omaha, NE	16,770	4,220	11,988	68	4,220	12,056	16,276	(195)	2006	40 years
Pillsbury Business Center - Bloomington, MN	1,052	284	1,556	64	284	1,620	1,904	(246)	2001	40 years
Plaza VII - Boise, ID	1,299	300	3,058	178	351	3,185	3,536	(351)	2003	40 years
Plymouth I - Plymouth, MN	1,362	530	1,133	9	530	1,142	1,672	(82)	2004	40 years
Plymouth II - Plymouth, MN	1,362	367	1,264	12	367	1,276	1,643	(92)	2004	40 years
Plymouth III - Plymouth, MN	1,676	507	1,495	10	507	1,505	2,012	(108)	2004	40 years
Plymouth IV - Plymouth, MN	3,433	641	5,251	494	641	5,745	6,386	(988)	2001	40 years
Plymouth V - Plymouth, MN	4,940	695	7,441	367	696	7,807	8,503	(1,223)	2001	40 years
Prairie Oak Business Center - Eden Prairie, MN	0	531	4,069	1,156	563	5,193	5,756	(569)	2003	40 years
Rapid City, SD - 900 Concourse Drive - Rapid City, SD	3,342	285	6,600	203	321	6,767	7,088	(1,151)	2000	40 years
Riverport - Maryland Heights, MO	19,690	1,891	18,982	0	1,891	18,982	20,873	(297)	2006	40 years
Southeast Tech Center - Eagan, MN	3,754	560	5,496	282	569	5,769	6,338	(1,136)	1999	40 years
Spring Valley IV - Omaha, NE	908	178	916	44	178	960	1,138	(40)	2005	41 years
Spring Valley V - Omaha, NE	999	212	1,123	29	212	1,152	1,364	(46)	2005	42 years
Spring Valley X - Omaha, NE	926	180	1,024	24	180	1,048	1,228	(42)	2005	43 years
2007 Annual Report F-35

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Office - continued
Spring Valley XI - Omaha, NE	$908	$143	$1,094	$28	$143	$1,122	$1,265	$(45)	2005	44 years
Superior Office Building - Duluth, MN	1,723	336	2,200	3	336	2,203	2,539	(167)	2004	40 years
TCA Building - Eagan, MN	9,483	627	8,571	705	684	9,219	9,903	(925)	2003	40 years
Three Paramount Plaza - Bloomington, MN	4,400	1,261	6,149	634	1,298	6,746	8,044	(933)	2002	40 years
Thresher Square - Minneapolis, MN	0	1,094	10,026	954	1,104	10,970	12,074	(1,375)	2002	40 years
Timberlands - Leawood, KS	13,155	2,375	12,218	83	2,375	12,301	14,676	(213)	2006	40 years
UHC Office - International Falls, MN	1,460	119	2,366	20	119	2,386	2,505	(185)	2004	40 years
US Bank Financial Center - Bloomington, MN	15,023	3,117	13,350	222	3,119	13,570	16,689	(717)	2005	40 years
Viromed - Eden Prairie, MN	1,857	666	4,197	1	666	4,198	4,864	(861)	1999	40 years
Wayroad Corporate - Minnetonka, MN	4,008	530	4,860	241	577	5,054	5,631	(681)	2002	40 years
Wells Fargo Center - St Cloud, MN	7,401	869	8,373	549	869	8,922	9,791	(469)	2005	40 years
West River Business Park - Waite Park, MN	901	235	1,195	46	235	1,241	1,476	(117)	2003	40 years
Westgate - Boise, ID	7,138	1,000	10,618	613	1,000	11,231	12,231	(1,213)	2003	40 years
Wirth Corporate Center - Golden Valley, MN	4,680	970	7,659	362	971	8,020	8,991	(1,102)	2002	40 years
Woodlands Plaza IV-Maryland Heights, MO	4,360	771	4,609	62	771	4,671	5,442	(76)	2006	40 years
Total Office	$364,894	$65,054	$455,638	$15,739	$65,456	$470,975	$536,431	$(44,204)

Medical
2800 Medical Building - Minneapolis, MN	$6,387	$930	$7,135	$686	$930	$7,821	$8,751	$(364)	2005	40 years
6517 Drew Avenue South - Edina, MN	1,289	353	660	502	353	1,162	1,515	(106)	2002	40 years
Abbott Northwest - Sartell, MN	6,963	0	11,781	872	0	12,653	12,653	(1,542)	2002	40 years
Airport Medical - Bloomington, MN	2,522	0	4,678	0	0	4,678	4,678	(541)	2002	40 years
Denfeld Clinic - Duluth, MN	2,206	501	2,597	1	501	2,598	3,099	(198)	2004	40 years
Edgewood Vista - Bismarck, ND	7,111	511	9,193	0	511	9,193	9,704	(374)	2005	40 years
Edgewood Vista - Brainerd, MN	7,028	587	8,999	0	587	8,999	9,586	(366)	2005	40 years
Edgewood Vista - Duluth, MN	3,199	288	9,871	1,550	288	11,421	11,709	(1,598)	2000	40 years
Edgewood Vista - Fremont, NE	259	56	490	6	56	496	552	(79)	2000	40 years
Edgewood Vista - Hastings, NE	267	49	517	6	49	523	572	(84)	2000	40 years
Edgewood Vista - Hermantown, MN	8,144	719	10,517	(1)	719	10,516	11,235	(427)	2005	40 years
Edgewood Vista - Kalispell, MT	275	70	502	17	70	519	589	(80)	2001	40 years
Edgewood Vista - Missoula, MT	496	109	854	(1)	109	853	962	(224)	1996	40 years
Edgewood Vista - Omaha, NE	309	89	547	5	89	552	641	(84)	2001	40 years
2007 Annual Report F-36

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Medical - continued
Edgewood Vista - Spearfish, SD	$4,427	$315	$5,807	$(1)	$315	$5,806	$6,121	$(236)	2005	40 years
Edgewood Vista - Virginia, MN	4,438	246	6,712	112	246	6,824	7,070	(860)	2002	40 years
Edgewood Vista Phase II - Virginia, MN	3,214	0	5,111	0	0	5,111	5,111	(410)	2004	40 years
Fox River Cottages - Grand Chute, WI	2,382	305	2,746	661	305	3,407	3,712	(54)	2006	40 years
Fresenius - Duluth, MN	1,051	50	1,520	2	50	1,522	1,572	(116)	2004	40 years
Garden View - St. Paul, MN	3,766	0	7,408	180	0	7,588	7,588	(949)	2002	40 years
Gateway Clinic - Sandstone, MN	1,278	66	1,699	0	66	1,699	1,765	(129)	2004	40 years
Health East St John & Woodwinds - Maplewood & Woodbury, MN	16,227	3,239	18,362	0	3,239	18,362	21,601	(3,194)	2000	40 years
High Pointe Health Campus - Lake Elmo, MN	4,776	1,305	10,528	205	1,308	10,730	12,038	(748)	2004	40 years
Mariner Clinic - Superior, WI	2,794	0	3,781	7	6	3,782	3,788	(288)	2004	40 years
Nebraska Orthopaedic Hospital - Omaha, NE	14,135	0	20,272	240	0	20,512	20,512	(1,516)	2004	40 years
Park Dental - Brooklyn Center, MN	1,447	185	2,767	0	185	2,767	2,952	(320)	2002	40 years
Pavilion I - Duluth, MN	7,362	1,245	8,898	1	1,245	8,899	10,144	(640)	2004	40 years
Pavilion II - Duluth, MN	13,547	2,715	14,673	1,937	2,715	16,610	19,325	(1,594)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	7,645	1,615	7,851	81	1,647	7,900	9,547	(370)	2005	40 years
St Michael Clinic - St Michael, MN	2,150	328	2,259	0	328	2,259	2,587	0	2007	40 years
Southdale FM - Edina, MN	9,939	755	8,054	5,190	755	13,244	13,999	(1,570)	2003	40 years
Southdale SMB - Edina, MN	22,587	3,480	26,432	4,219	3,480	30,651	34,131	(5,336)	2001	40 years
Stevens Point - Stevens Point, WI	2,701	442	3,888	7,979	442	11,867	12,309	(200)	2006	40 years
Wells Clinic - Hibbing, MN	1,948	162	2,497	2	162	2,499	2,661	(190)	2004	40 years
Total Medical	$174,269	$20,715	$229,606	$24,458	$20,756	$254,023	$274,779	$(24,787)

Industrial
API Building - Duluth, MN	$1,168	$115	$1,605	$3	$115	$1,608	$1,723	$(122)	2004	40 years
Bloomington 2000 W 94th ST - Bloomington, MN	4,243	2,133	4,097	(1)	2,133	4,096	6,229	(38)	2006	40 years
Bodycote Industrial Building - Eden Prairie, MN	1,426	198	1,154	800	198	1,954	2,152	(565)	1992	40 years
Dixon Avenue Industrial Park - Des Moines, IA	8,222	1,439	10,758	946	1,439	11,704	13,143	(1,400)	2002	40 years
Lexington Commerce Center - Eagan, MN	3,019	453	4,352	1,370	480	5,695	6,175	(1,094)	1999	40 years
Lighthouse - Duluth, MN	1,226	90	1,788	6	90	1,794	1,884	(137)	2004	40 years
Metal Improvement Company - New Brighton, MN	1,318	240	2,189	78	240	2,267	2,507	(281)	2002	40 years
Roseville 2929 Long Lake Road - Roseville, MN	6,240	1,966	7,272	(1)	1,966	7,271	9,237	(68)	2006	40 years
2007 Annual Report F-38

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Industrial - continued
Stone Container - Fargo, ND	$3,813	$440	$6,597	$104	$440	$6,701	$7,141	$(1,603)	1995	40 years
Stone Container - Roseville, MN	4,546	810	7,440	0	810	7,440	8,250	(1,000)	2001	40 years
Waconia Industrial Building - Waconia, MN	876	165	1,492	347	187	1,817	2,004	(308)	2000	40 years
Wilson's Leather - Brooklyn Park, MN	7,933	1,368	11,643	794	1,368	12,437	13,805	(1,480)	2002	40 years
Winsted Industrial Building - Winsted, MN	0	100	901	6	100	907	1,007	(161)	2001	40 years
Total Industrial	$44,030	$9,517	$61,288	$4,452	$9,566	$65,691	$75,257	$(8,257)

Retail
17 South Main - Minot, ND	$0	$15	$75	$189	$15	$264	$279	$(31)	2000	40 years
Anoka Strip Center - Anoka, MN	469	123	602	8	123	610	733	(64)	2003	40 years
Burnsville 1 Strip Center - Burnsville, MN	610	208	773	20	208	793	1,001	(88)	2003	40 years
Burnsville 2 Strip Center - Burnsville, MN	485	291	469	44	291	513	804	(69)	2003	40 years
Champlin South Pond - Champlin, MN	2,161	842	2,703	90	866	2,769	3,635	(214)	2004	40 years
Chan West Village - Chanhassen, MN	14,864	5,035	14,665	1,199	5,090	15,809	20,899	(1,677)	2003	40 years
Dakota West Plaza - Minot , ND	442	92	493	17	106	496	602	(12)	2006	40 years
Duluth Denfeld Retail - Duluth, MN	3,279	276	4,699	10	276	4,709	4,985	(361)	2004	40 years
Duluth NAPA - Duluth, MN	993	130	1,800	3	130	1,803	1,933	(137)	2004	40 years
Eagan 1 Retail Center - Eagan, MN	1,594	196	244	78	196	322	518	(33)	2003	40 years
Eagan 2 Retail Center - Eagan, MN	0	291	879	201	293	1,078	1,371	(111)	2003	40 years
Eagan 3 C Store - Eagan, MN	0	214	466	104	214	570	784	(59)	2003	40 years
East Grand Station - East Grand Forks, MN	498	150	1,235	7	150	1,242	1,392	(231)	1999	40 years
Fargo Express Center - Fargo, ND	1,212	305	1,120	16	316	1,125	1,441	(119)	2003	40 years
Fargo Express SC Pad 1 - Fargo, ND	0	69	300	(1)	69	299	368	(17)	2005	40 years
Forest Lake Auto - Forest Lake, MN	0	50	446	5	50	451	501	(44)	2003	40 years
Forest Lake Westlake Center - Forest Lake, MN	5,096	2,446	5,304	437	2,480	5,707	8,187	(598)	2003	40 years
Grand Forks Carmike - Grand Forks, ND	2,114	184	2,360	2	184	2,362	2,546	(738)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	3,056	681	4,808	208	699	4,998	5,697	(923)	2000	40 years
Jamestown Buffalo Mall - Jamestown, ND	2,075	566	3,209	1,234	695	4,314	5,009	(326)	2003	40 years
Jamestown Business Center - Jamestown, ND	796	297	1,023	615	326	1,609	1,935	(160)	2003	40 years
Kalispell Retail Center - Kalispell, MT	1,652	250	2,250	970	253	3,217	3,470	(288)	2003	40 years
Kentwood Thomasville Furniture - Kentwood, MI	839	225	1,889	8	225	1,897	2,122	(497)	1996	40 years
Ladysmith Pamida - Ladysmith, WI	1,146	89	1,411	1	89	1,412	1,501	(148)	2003	40 years
2007 Annual Report F-39

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Retail - continued
Lakeville Strip Center - Lakeville, MN	$1,211	$46	$1,142	$783	$94	$1,877	$1,971	$(216)	2003	40 years
Livingston Pamida - Livingston, MT	1,362	227	1,573	0	227	1,573	1,800	(165)	2003	40 years
Minot Arrowhead SC - Minot, ND	1,067	100	1,064	4,922	354	5,732	6,086	(2,572)	1973	15 1/2-40 years
Minot Plaza - Minot, ND	673	50	453	92	59	536	595	(182)	1993	40 years
Monticello C Store - Monticello, MN	0	86	770	33	118	771	889	(82)	2003	40 years
Omaha Barnes & Noble - Omaha, NE	3,141	600	3,099	0	600	3,099	3,699	(891)	1995	40 years
Pine City C Store - Pine City, MN	352	83	357	2	83	359	442	(38)	2003	40 years
Pine City Evergreen Square - Pine City, MN	2,163	154	2,646	228	206	2,822	3,028	(313)	2003	40 years
Rochester Maplewood Square - Rochester, MN	4,721	3,275	8,610	91	3,294	8,682	11,976	(1,690)	1999	40 years
St. Cloud Westgate SC - St. Cloud, MN	3,968	1,219	5,535	87	1,242	5,599	6,841	(437)	2004	40 years
Weston Retail - Weston, WI	0	79	1,575	27	80	1,601	1,681	(169)	2003	40 years
Weston Walgreens - Weston, WI	3,466	66	1,718	671	67	2,388	2,455	(55)	2006	40 years
Total Retail	$65,505	$19,010	$81,765	$12,401	19,768	$93,408	$113,176	$(13,755)

Unimproved Land
2828 Chicago Avenue - Minneapolis, MN	$0	$0	$0	$254	0	$254	$254	$0	2007	40 years
Cottonwood Lake IV - Bismarck, ND	0	264	0	1,102	286	1,080	1,366	0	1997	40 years
Eagan Unimproved Land - Eagan, MN	0	423	0	0	423	0	423	0	2006	40 years
Kalispell Unimproved Land - Kalispell, MT	0	1,400	0	24	1,411	13	1,424	0	2003	40 years
Minot Unimproved Land - Minot, ND	0	1,754	0	13	1,754	13	1,767	0	2007	40 years
Monticello Unimproved Land - Monticello, MN	0	89	0	0	89	0	89	0	2006	40 years
Quarry Ridge Unimproved Land - Rochester, MN	0	942	0	0	942	0	942	0	2006	40 years
River Falls Unimproved Land - River Falls, WI	0	200	0	5	203	2	205	0	2003	40 years
St. Michael Unimproved Property - St. Michael, MN	0	0	0	111	0	0	111	0	2007	40 years
Weston Unimproved Land - Weston, WI	0	811	0	0	811	0	811	0	2006	40 years
Total Unimproved Land	$0	$5,883	$0	$1,509	$5,919	$1,362	$7,392	$0

Total	$951,139	$157,724	$1,218,465	$120,490	$164,978	$1,331,590	$1,496,679	$(180,544)

2007 Annual Report F-39

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ended April 30, 2007, 2006, and 2005 are as follows:

	(in thousands)
	2007	2006	2005

Balance at beginning of year	$1,269,423	$1,179,856	$1,082,773
Additions during year
Residential Real Estate	38,562	2,445	12,643
Commercial Office Real Estate	147,302	25,034	67,532
Commercial Medical Real Estate	5,638	58,200	42,245
Commercial Industrial Real Estate	15,467	0	0
Commercial Retail Real Estate	2,382	0	3,120
Improvements and Other	30,865	14,771	17,688
	1,509,639	1,280,306	1,226,001
Deductions during year
Cost of Real Estate Sold	(19,797)	(10,474)	(45,575)
Impairment charge	(555)	(409)	(570)
Balance at close of year(1)	$1,489,287	$1,269,423	$1,179,856

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2007, 2006, and 2005, are as follows:

	(in thousands)
	2007	2006	2005

Balance at beginning of year	$148,607	$118,512	$98,923
Additions during year
Provisions for depreciation	35,143	30,585	27,605
Deductions during year
Accumulated depreciation on real estate sold	(3,206)	(490)	(8,016)
Balance at close of year	$180,544	$148,607	$118,512

(1)   The net basis of the Company’s real estate investments for Federal Income Tax purposes is approximately $879 million.

2007 Annual Report F-40

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2007

Schedule IV

INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

				(in thousands)
	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Int.
First Mortgage
Martin Property – Pioneer Seed	6.00%	05/01/09	Monthly/ Balloon	0	$475	$411	0
					$475	$411
Less:
Allowance for Loan Losses						$(12)
						$399

	(in thousands)
	2007	2006	2005
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$409	$619	$4,893
		619	4,893
Collections	(22)	(210)	(4,274)
Transferred to other assets	12	0	0
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$399	$409	$619

2007 Annual Report F-41