Form 10-Q
period 2007-07-31
INVESTORS REAL ESTATE TRUST
filed 2007-09-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2007

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Post Office Box 1988
12 Main Street South
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

Yes ☐                            No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of August 31, 2007, it had 49,050,302.183 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2008

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	July 31, 2007	April 30, 2007
ASSETS
Real estate investments
Property owned	$1,520,975	$1,489,287
Less accumulated depreciation	(190,127)	(180,544)
	1,330,848	1,308,743
Unimproved land	9,018	7,392
Mortgage loan receivable, net of allowance	393	399
Total real estate investments	1,340,259	1,316,534
Other assets
Cash and cash equivalents	24,647	44,516
Marketable securities – available-for-sale	2,046	2,048
Receivable arising from straight-lining of rents, net of allowance	13,097	12,558
Accounts receivable, net of allowance	2,980	3,171
Real estate deposits	272	735
Prepaid and other assets	1,917	568
Intangible assets, net of accumulated amortization	32,999	33,240
Tax, insurance, and other escrow	7,529	7,222
Property and equipment, net	1,476	1,458
Goodwill	1,397	1,397
Deferred charges and leasing costs, net	12,447	11,942
TOTAL ASSETS	$1,441,066	$1,435,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$25,205	$28,995
Mortgages payable	960,086	951,139
Other	1,103	896
TOTAL LIABILITIES	986,394	981,030

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	12,818	12,925
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	159,477	156,465
(20,493,768 units at July 31, 2007 and 19,981,259 units at April 30, 2007)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2007 and April 30, 2007, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value 48,893,074 shares issued and outstanding at July 31, 2007, and 48,570,461 shares issued and outstanding at April 30, 2007)	357,614	354,495
Accumulated distributions in excess of net income	(102,526)	(96,827)
Accumulated other comprehensive loss	(28)	(16)
Total shareholders’ equity	282,377	284,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,441,066	$1,435,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2007 and 2006

	Three Months Ended July 31
	(in thousands, except per share data)
	2007	2006
REVENUE
Real estate rentals	$44,160	$36,351
Tenant reimbursement	9,482	7,991
TOTAL REVENUE	53,642	44,342
OPERATING EXPENSE
Interest	15,442	12,931
Depreciation/amortization related to real estate investments	12,205	9,929
Utilities	3,956	2,877
Maintenance	6,011	4,974
Real estate taxes	6,439	5,315
Insurance	651	569
Property management expenses	3,848	3,251
Administrative expenses	1,122	908
Advisory and trustee services	74	72
Other operating expenses	253	279
Amortization related to non-real estate investments	343	218
TOTAL OPERATING EXPENSE	50,344	41,323
Operating income	3,298	3,019
Interest income	354	165
Other non-operating income	281	113
Income before minority interest and discontinued operations and (loss) gain on sale of other investments	3,933	3,297
Loss on sale of other investments	(1)	0
Minority interest portion of operating partnership income	(987)	(612)
Minority interest portion of other partnerships’ loss	36	12
Income from continuing operations	2,981	2,697
Discontinued operations, net of minority interest	0	416
NET INCOME	2,981	3,113
Dividends to preferred shareholders	(593)	(593)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,388	$2,520
Earnings per common share from continuing operations	$.05	$.04
Earnings per common share from discontinued operations	.00	.01
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.05	$.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the three months ended July 31, 2007

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
Balance May 1, 2007	1,150	$27,317	48,570	$354,495	$(96,827)	$(16)	$284,969
Comprehensive Income
Net income					2,981		2,981
Unrealized loss on securities available-for- sale						(12)	(12)
Total comprehensive income							2,969
Distributions – common shares					(8,087)		(8,087)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			281	2,800			2,800
Sale of shares			2	20			20
Redemption of units for common shares			40	303			303
Fractional shares repurchased				(4)			(4)
Balance July 31, 2007	1,150	$27,317	48,893	$357,614	$(102,526)	$(28)	$282,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2007 and 2006

	(in thousands)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,981	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,760	10,443
Minority interest portion of income	951	721
Loss (gain) on sale of real estate, land and other investments	1	(820)
Loss on impairment of real estate investments	0	330
Bad debt expense	320	65
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(573)	(237)
Increase in accounts receivable	(100)	(513)
Increase in prepaid and other assets	(1,349)	(1,439)
(Increase) decrease in tax, insurance and other escrow	(307)	1,723
Increase in deferred charges and leasing costs	(1,100)	(1,020)
Decrease in accounts payable, accrued expenses, and other liabilities	(3,768)	(2,999)
Net cash provided by operating activities	9,816	9,367
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities – available-for-sale	6	875
Proceeds (payments) of real estate deposits	463	(469)
Principal proceeds on mortgage loans receivable	6	6
Purchase of marketable securities – available-for-sale	(16)	(16)
Proceeds from sale of real estate and other investments	0	4,915
Insurance proceeds received	83	0
Payments for acquisitions and improvements of real estate investments	(19,094)	(17,387)
Net cash used by investing activities	(18,552)	(12,076)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	20	155
Proceeds from mortgages payable	4,000	30,200
Proceeds from revolving lines of credit	0	15,500
Repurchase of fractional shares and minority interest units	(4)	(5)
Distributions paid to common shareholders, net of reinvestment	(5,498)	(4,999)
Distributions paid to preferred shareholders	(593)	(593)
Distributions paid to unitholders of operating partnership	(3,110)	(2,039)
Distributions paid to other minority partners	(71)	(49)
Redemption of investment certificates	0	(686)
Principal payments on mortgages payable	(5,854)	(19,786)
Principal payments on revolving lines of credit and other debt	(23)	(12,518)
Net cash (used) provided by financing activities	(11,133)	5,180
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,869)	2,471
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,516	17,485
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,647	$19,956

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2007 and 2006

	(in thousands)
	2007	2006
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$2,589	$2,730
UPREIT distribution reinvestment plan	211	184
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	10,800	0
Assets acquired through the issuance of minority interest units in the operating partnership	5,650	0
Operating partnership units converted to shares	303	464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	15,199	13,039
Interest other	9	158
	$15,208	$13,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2007 and 2006

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of July 31, 2007, IRET owned 69 multi-family residential properties with 9,397 apartment units and 153 commercial properties, consisting of office, medical, industrial and retail properties, totaling 10.7 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 70.5% and 70.9%, respectively, as of July 31, 2007 and April 30, 2007. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, filed with the SEC.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, reclassifications of prior year numbers have been made.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48, which was adopted by the Company effective May 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2007 and 2006:

	Three Months Ended July 31
	(in thousands, except per share data)
	2007	2006
NUMERATOR
Income from continuing operations	$2,981	$2,697
Discontinued operations, net	0	416
Net income	2,981	3,113
Dividends to preferred shareholders	(593)	(593)
Numerator for basic earnings per share – net income available to common shareholders	2,388	2,520
Minority interest portion of operating partnership income	987	733
Numerator for diluted earnings per share	$3,375	$3,253
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	48,663	47,043
Effect of dilutive securities – convertible operating partnership units	20,284	13,762
Denominator for diluted earnings per share	68,947	60,805

Earnings per common share from continuing operations – basic and diluted	$.05	$.04
Earnings per common share from discontinued operations – basic and diluted	.00	.01
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.05	$.05

NOTE 4 • SHAREHOLDERS’ EQUITY

During the three months ended July 31, 2007, the Company issued 281,447 common shares, pursuant to the Company’s distribution reinvestment plan, for total value of approximately $2.8 million. In addition, as of July 31, 2007, 39,544 Units have been converted to common shares during fiscal year 2008, with a total value of $303,000 included in shareholders’ equity.

NOTE 5 • SEGMENT REPORTING

IRET reports its results in five reportable segments: multi-family residential properties, and commercial office, medical (including senior housing/assisted living facilities), industrial (including miscellaneous commercial properties) and retail properties.  Our reportable segments are aggregations of similar properties.  The accounting policies of each of these segments are the same as those described in Note 2. We disclose segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Disclosures (“SFAS 131”).  SFAS 131 requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segment performance.

The revenues and net operating income for these reportable segments are summarized as follows for the three month periods ended July 31, 2007 and 2006, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

Three Months Ended July 31, 2007	(in thousands)
	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$17,781	$20,601	$8,966	$2,662	$3,632	$53,642
Real estate expenses	8,310	8,721	2,273	499	1,102	20,905
Net operating income	$9,471	$11,880	$6,693	$2,163	$2,530	32,737
Interest						(15,442)
Depreciation/amortization						(12,548)
Administrative, advisory and trustee fees						(1,196)
Operating expenses						(253)
Non-operating income						635
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$3,933

Three Months Ended July 31, 2006	(in thousands)
	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$15,983	$14,828	$8,450	$1,735	$3,346	$44,342
Real estate expenses	7,577	5,960	2,109	307	1,033	16,986
Net operating income	$8,406	$8,868	$6,341	$1,428	$2,313	27,356
Interest						(12,931)
Depreciation/amortization						(10,147)
Administrative, advisory and trustee fees						(980)
Operating expenses						(279)
Non-operating income						278
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$3,297

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of July 31, 2007, and April 30, 2007, along with reconciliations to the condensed consolidated financial statements:

As of July 31, 2007	(in thousands)
	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total
Segment Assets
Property owned	$493,014	$539,292	$278,851	$96,112	$113,706	$1,520,975
Less accumulated depreciation/amortization	(92,772)	(47,663)	(26,543)	(8,769)	(14,380)	(190,127)
Total property owned	$400,242	$491,629	$252,308	$87,343	$99,326	1,330,848

Cash						24,647
Marketable securities						2,046
Receivables and other assets						74,114
Unimproved land						9,018
Mortgage receivables						393
Total Assets						$1,441,066

As of April 30, 2007	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total
Segment Assets
Property owned	$489,644	$536,431	$274,779	$75,257	$113,176	$1,489,287
Less accumulated depreciation/amortization	(89,541)	(44,204)	24,787	(8,257)	(13,755)	(180,544)
Total property owned	$400,103	$492,227	$249,992	$67,000	$99,421	1,308,743

Cash						44,516
Marketable securities						2,048
Receivables and other assets						72,291
Unimproved land						7,392
Mortgage receivables						399
Total Assets						$1,435,389

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

Purchase Options. The Company has granted options to purchase certain Company properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of July 31, 2007, the total property cost of the 17 properties subject to purchase options was approximately $127.8 million, and the total gross rental revenues from these properties were approximately $3.2 million for the three months ended July 31, 2007.

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

Restrictions on Taxable Dispositions.  Approximately 132 of IRET’s properties, consisting of approximately 6.5 million square feet of the Company’s combined commercial segments’ properties and 4,008 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $780.1 million at July 31, 2007.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of July 31, 2007, IRET’s funding commitments include the following:

Stevens Point Assisted Living:  During fiscal year 2006, IRET purchased an existing senior housing complex and adjoining vacant parcel of land in Stevens Point, Wisconsin.  IRET committed to fund construction of an expansion to the existing facility on the adjoining parcel of land, to be leased to the tenant of the existing senior housing complex.  The construction costs to be paid by IRET were capped at approximately $10.7 million.  Construction on this project began in May 2006 and was substantially completed in June 2007.  As of July 31, 2007, IRET had funded approximately $9.3 million of the construction cost. The expansion facility is now in lease-up.

Fox River Senior Living:  During fiscal year 2006, IRET purchased a partially-completed senior housing project and adjoining vacant land located in Grand Chute, Wisconsin.  IRET has committed to fund the completion of eight senior living villas and the construction of ten new senior living cottages.  The construction costs to be paid by IRET are capped at approximately $2.2 million.  Construction on this project began in August 2006 and is expected to be completed in the fall of 2007.  As of July 31, 2007, IRET had funded approximately $780,000 of the construction cost.

Southdale Medical Building Expansion Project:  In June 2007, the Company signed a lease with an anchor tenant committing the Company to construct an approximately 26,000 square foot addition to the Company’s existing Southdale Medical Building located in Edina, Minnesota.  The estimated cost of this expansion project is approximately $7.5 million, with an additional approximately $2 million in relocation, tenant improvement and leasing costs expected to be incurred to relocate tenants in the existing facility.

Minot Mixed-Use Project:  During fiscal year 2007, the Company purchased an unimproved parcel of land in Minot, North Dakota for approximately $1.75 million.  The Company is in the preliminary stages of construction of a mixed-use project for this site, to consist of apartments and office and retail space.  The Company currently expects that it will move its Minot, North Dakota offices to this location, occupying approximately one-third of the proposed office/retail space.   Current estimates are that the project would be completed in the second quarter of the Company’s fiscal year 2009.  No firm cost estimates have yet been developed for this project, and no assurances can be given that this project will be completed as currently proposed.

2828 Chicago Avenue Medical Building:  In fiscal year 2006, IRET purchased an approximately 55,000 square foot, five-story medical office building located in Minneapolis, Minnesota.  During fiscal year 2007, IRET committed to construct an approximately 56,000 square foot medical office building adjacent to the existing structure, and an adjoining parking ramp, with a planned project completion date of August 2008 and an estimated total project cost of $15.7 million.  Approximately 60% of this new medical office building has been pre-leased to an anchor tenant.  As of July 31, 2007, construction on this project had not yet commenced, but project planning was near completion. Construction on the project began in mid-August.

Cottonwood Apartments:  During fiscal year 2007, the Company began construction of a multi-family residential property adjacent to three existing apartment buildings owned by the Company in Bismarck, North Dakota.  The 67-unit Cottonwood IV apartment complex is expected to cost approximately $6.1 million to construct, and is targeted for completion in the third quarter of fiscal year 2008.  As of July 31, 2007, the Company has funded approximately $2.6 million of the estimated construction cost of this project.

Construction interest capitalized for the three month periods ended July 31, 2007 and 2006, respectively, was $7,800 and $2,800 for construction projects completed and in progress.

Pending Acquisitions and Dispositions.  During the third quarter of fiscal year 2007, the tenant in four of the Company’s Edgewood Vista assisted living facilities, located in, respectively, Fremont, Nebraska; Hastings, Nebraska; Omaha, Nebraska and Kalispell, Montana, exercised its options to purchase these properties.  Under the terms of the options, the sale prices for the properties, totaling $3.05 million, were determined on the basis of independent appraisals.  The Company expects that these dispositions will be completed in the third quarter of the Company’s fiscal year 2008; however, these dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these proposed transactions will be completed.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties sold during the three months ended July 31, 2007. The Company sold an assisted living facility and a small retail property during the first quarter of fiscal year 2007. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months ended July 31, 2006:

Three Months Ended July 31

(in thousands)
2006
REVENUE
Real estate rentals	$546
Tenant reimbursements	15
TOTAL REVENUE	561
OPERATING EXPENSE
Interest	164
Depreciation/amortization related to real estate investments	119
Utilities	38
Maintenance	69
Real estate taxes	64
Insurance	10
Property management expenses	45
Other operating expenses	6
Loss on impairment of real estate	330
TOTAL OPERATING EXPENSE	845
Operating loss	(284)
Other non-operating income	1
Loss before minority interest and gain on sale of other investments	(283)
Minority interest portion of operating partnership income	(121)
Gain on sale of discontinued operations	820
Discontinued operations, net of minority interest	$416

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During the Three Months Ended July 31, 2007:

During the first quarter of fiscal year 2008, IRET acquired four office/warehouse properties and a medical office building for a total purchase price of approximately $27.2 million, excluding closing costs.  The Company did not dispose of any properties during the three months ended July 31, 2007.

The following table details the Company’s acquisitions during the three months ended July 31, 2007:

Acquisitions	(in thousands)
Acquisition Cost

Commercial Property – Office
20,528 sq. ft. Plymouth 5095 Nathan Lane Office Building – Plymouth, MN	$2,000

Commercial Property – Medical (including senior housing/assisted living)
18,502 sq. ft. Barry Pointe Medical Building – Kansas City, MO	3,200

Commercial Property – Industrial
50,400 sq. ft. Cedar Lake Business Center – St. Louis Park, MN	4,040
519,813 sq. ft. Urbandale Warehouse Building – Urbandale, IA	14,000
69,600 sq. ft. Woodbury 1865 Woodlane – Woodbury, MN	4,000

Total Property Acquisitions	$27,240

NOTE 9 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On August 22, 2007, the Company’s Board of Trustees declared a regular quarterly distribution of 16.70 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable October 1, 2007, to common shareholders and unitholders of record on September 14, 2007.  Also on August 22, 2007, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable October 1, 2007, to preferred shareholders of record on September 14, 2007.

Completed Acquisitions and Dispositions.  In August 2007, the Company closed on its sale of a small office building in Minnetonka, Minnesota, for a sales price of $310,000.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2007, which are included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2007, our real estate portfolio consisted of 69 multi-family residential properties containing 9,397 apartment units and having a total carrying amount (net of accumulated depreciation and intangibles) of $400.2 million, and 153 commercial properties containing approximately 10.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $930.6 million. Our commercial properties consist of:

•     65 office properties containing approximately 4.8 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $491.6 million;

•     35 medical properties (including senior housing/assisted living facilities) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $252.3 million;

•     16 industrial properties (including miscellaneous commercial properties) containing approximately 2.7 million square feet of leasable space and having a total carrying amount (net of accumulated deprecation and intangibles) of $87.4 million; and

•     37 retail properties containing approximately 1.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $99.3 million.

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

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first quarter of fiscal year 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006

REVENUES

Total IRET revenues for the first quarter of fiscal year 2008 were $53.6 million, compared to $44.3 million recorded in the first quarter of the prior fiscal year. This is an increase of $9.3 million or 21.0%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal year 2007 and 2008, as well as other factors shown by the following analysis:

(in thousands)
Increase in Total Revenue Three Months ended July 31, 2007
Rent in Fiscal 2008 from 21 properties acquired in Fiscal 2007 in excess of that received in Fiscal 2007 from the same 21 properties	$7,470
Rent from 5 properties acquired in Fiscal 2008	362
Increase in rental income on stabilized properties primarily due to reduced tenant concessions	1,336
Increase in lease termination fees	132
Net increase in total revenue	$9,300

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

The following tables show revenues, operating expenses and NOI by reportable operating segment for the three months ended July 31, 2007 and 2006.   For a reconciliation of net operating income of reportable segments to income before minority interest and discontinued operations and (loss) gain on sale of other investments as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended July 31, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$17,781	$20,601	$8,966	$2,662	$3,632	$53,642
Real estate expenses
Utilities	1,493	1,822	539	20	82	3,956
Maintenance	2,452	2,596	580	90	293	6,011
Real estate taxes	1,909	3,069	655	293	513	6,439
Insurance	290	218	71	30	42	651
Property management	2,166	1,016	428	66	172	3,848
Total expenses	$8,310	$8,721	$2,273	$499	$1,102	$20,905
Net operating income	$9,471	$11,880	$6,693	$2,163	$2,530	$32,737

Stabilized net operating income	$8,860	$8,270	$6,479	$1,619	$2,436	$27,664
Non-stabilized net operating income	611	3,610	214	544	94	5,073
Total net operating income	$9,471	$11,880	$6,693	$2,163	$2,530	$32,737

	(in thousands)
Three Months Ended July 31, 2006	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$15,983	$14,828	$8,450	$1,735	$3,346	$44,342
Real estate expenses
Utilities	1,327	1,067	397	7	79	2,877
Maintenance	2,320	1,756	608	55	235	4,974
Real estate taxes	1,774	2,230	601	198	512	5,315
Insurance	277	162	70	18	42	569
Property management	1,879	745	433	29	165	3,251
Total expenses	$7,577	$5,960	$2,109	$307	$1,033	$16,986
Net operating income	$8,406	$8,868	$6,341	$1,428	$2,313	$27,356

Stabilized net operating income	$8,359	$8,870	$6,335	$1,428	$2,278	$27,270
Non-stabilized net operating income	47	(2)	6	0	35	86
Total net operating income	$8,406	$8,868	$6,341	$1,428	$2,313	$27,356

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in the three months ended July 31, 2007 compared to the year-earlier period in all of our reportable segments, despite slight declines in economic occupancy rates in four of our five segments during the three months ended July 31, 2007 compared to the three months ended July 31, 2006.  Our overall level of tenant concessions declined in the first three months of fiscal year 2008 compared to the year-earlier period.  Revenue increases in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007 were offset somewhat by increases in utility, maintenance, real estate tax, insurance and property management expense.

•    Economic Occupancy.  During the first quarter of fiscal year 2008, economic occupancy levels at our properties declined slightly from year-earlier levels in four of our five reportable segments.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.   Economic occupancy rates on a stabilized property basis for the first three months of fiscal year 2008, compared to the first three months of fiscal year 2007, are shown below:

	Three Months Ended July 31,
	2007	2006	% Change
Multi-Family Residential	92.6%	92.9%	(0.3%)
Commercial Office	91.9%	92.0%	(0.1%)
Commercial Medical	96.0%	96.6%	(0.6%)
Commercial Industrial	98.3%	91.7%	6.6%
Commercial Retail	86.7%	89.6%	(2.9%)

We saw during the first quarter of fiscal year 2008 an accelerating demand for industrial space, although as in past periods rental rates in this segment continue to remain at levels lower than in prior fiscal years.  We have not seen in the first quarter of fiscal year 2008 any consistent sustained demand for commercial office space or for existing smaller retail developments, which comprise a majority of IRET’s retail portfolio.  Our previous expectation was that demand in IRET’s markets for our multi-family, medical, office and industrial locations would strengthen in the remaining quarters of fiscal year 2008.  However, with the recent volatility in the credit markets and in the single-family home mortgage market, this may no longer be the case.  With the exception of our multi-family residential segment, in which our overall rental rates continue to improve and levels of tenant concessions continue to decline, we are seeing some evidence in our commercial segments of an increased hesitation on the part of prospective tenants to commit to commercial space.

•    Concessions.  Our overall level of tenant concessions declined in the first three months of fiscal year 2008 compared to the year-earlier period.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the first quarter of fiscal year 2008 will lower, over the lives of the respective leases, our operating revenues by approximately $1.0 million, as compared to an approximately $1.5 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the first quarter of fiscal year 2007.

	(in thousands)
	Three Months Ended July 31,
	2007	2006	%Change
Multi-Family Residential	$678	$882	(23.1%)
Commercial Office	$317	$607	(47.8%)
Commercial Medical	$3	$12	(75.0%)
Commercial Industrial	$0	$0	0%
Commercial Retail	$6	$4	50.0%
Total	$1,004	$1,505	(33.3%)

•    Increased Maintenance Expense.  Maintenance expenses totaled $6,011,000 in the first quarter of fiscal year 2008, compared to $4,974,000 in the first quarter of fiscal year 2007, an increase of $1,037,000. Of this increase, maintenance expenses at properties newly acquired in fiscal years 2008 and 2007 (non-stabilized properties) added $825,000 to the maintenance expense category during the first quarter of fiscal year 2008, while maintenance expenses at existing properties (stabilized properties) increased by $212,000, resulting in a net increase of 20.8% in maintenance expenses in the first three months of fiscal year

2008 compared to the first three months of fiscal year 2007.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.  For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the three months ended July 31, 2007 and 2006 are as follows:

Three Months Ended July 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$2,452	$2,596	$580	$90	$293	$6,011
2006	$2,320	$1,756	$608	$55	$235	$4,974
Change	132	840	(28)	35	58	1,037
% change	5.7%	47.8%	(4.6%)	63.6%	24.7%	20.8%

Stabilized	$(77)	$284	$(44)	$(6)	$55	$212
Non-stabilized	$209	$556	$16	$41	$3	$825
Change	132	840	(28)	35	58	1,037
% change stabilized	(58.3%)	33.8%	157.1%	(17.1%)	94.8%	20.4%
% change non-stabilized	158.3%	66.2%	(57.1%)	117.1%	5.2%	79.6%

•    Increased Utility Expense.  Utility expense totaled $3,956,000 in the first quarter of fiscal year 2008, compared to $2,877,000 in the first quarter of fiscal year 2007.  Utility expenses at properties newly acquired in fiscal years 2008 and 2007 added $595,000 to the utility expense category during the first three months of fiscal year 2008, while utility expenses at existing properties increased by $484,000, for a total increase of $1,079,000 or 37.5% in utility expenses in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. The increase in utility expenses at existing properties is due in part to certain previously vacant space in our Commercial Office and Commercial Medical segments being leased, and to an unusually warm summer in certain of IRET’s markets.

Utility expenses by reportable segment for the three months ended July 31, 2007 and 2006 are as follows:

Three Months Ended July 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$1,493	$1,822	$539	$20	$82	$3,956
2006	$1,327	$1,067	$397	$7	$79	$2,877
Change	166	755	142	13	3	1,079
% change	12.5%	70.8%	35.8%	185.7%	3.8%	37.5%

Stabilized	$42	$309	$124	$6	$3	$484
Non-stabilized	$124	$446	$18	$7	$0	$595
Change	166	755	142	13	3	1,079
% change stabilized	25.3%	40.9%	87.3%	46.2%	100.0%	44.9%
% change non-stabilized	74.7%	59.1%	12.7%	53.8%	0.0%	55.1%

•    Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2008 and 2007 added $1,019,000 to real estate tax expense, while real estate taxes on existing properties increased by $105,000, for a total increase of $1,124,000 or 21.1% in real estate tax expense in the first three months of fiscal year 2008 compared to the comparable period in fiscal year 2007, from $5,315,000 to $6,439,000.

Real estate tax expense by reportable segment for the three months ended July 31, 2007 and 2006 is as follows:

Three Months Ended July 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$1,909	$3,069	$655	$293	$513	$6,439
2006	$1,774	$2,230	$601	$198	$512	$5,315
Change	135	839	54	95	1	1,124
% change	7.6%	37.6%	9.0%	48.0%	0.2%	21.1%

Stabilized	$(15)	$94	$37	$(12)	$1	$105
Non-stabilized	$150	$745	$17	$107	$0	$1,019
Change	135	839	54	95	1	1,124
% change stabilized	(11.1%)	11.2%	68.5%	(12.6%)	100.0%	9.3%
% change non-stabilized	111.1%	88.8%	31.5%	112.6%	0.0%	90.7%

•    Increased Insurance Expense.  Insurance expense increased in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007, from $569,000 to $651,000, an increase of approximately 14.4%.  Insurance expense at properties newly-acquired in fiscal years 2008 and 2007 totaled $93,000, while insurance expense at existing properties decreased $11,000, for a net increase of $82,000 in insurance expense in the first three months of fiscal year 2008 compared to the comparable period of fiscal year 2007.

Insurance expense by reportable segment for the three months ended July 31,  2007 and 2006 is as follows:

Three Months Ended July 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$290	$218	$71	$30	$42	$651
2006	$277	$162	$70	$18	$42	$569
Change	13	56	1	12	0	82
% change	4.7%	34.6%	1.4%	66.7%	0.0%	14.4%

Stabilized	$(9)	$1	$(1)	$(2)	$0	$(11)
Non-stabilized	$22	$55	$2	$14	$0	$93
Change	13	56	1	12	0	82
% change stabilized	(69.2%)	1.8%	(100.0%)	(16.7%)	0.0%	(13.4%)
% change non-stabilized	169.2%	98.2%	200.0%	116.7%	0.0%	113.4%

•    Increased Property Management Expense.  Property management expense increased in the first three months of fiscal year 2008 compared to the first three months of fiscal year 2007, from $3,251,000 to $3,848,000, an increase of $597,000 or approximately 18.4%.  Of this increase, $210,000 is attributable to existing properties, while $387,000 is due to properties acquired in fiscal years 2008 and 2007.  The increase at existing properties is primarily due to an increase in provision for past-due rent write-offs in our Multi-Family Residential and Commercial Office segments.

Property management expense by reportable segment for the three months ended July 31, 2007 and 2006 is as follows:

Three Months Ended July 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$2,166	$1,016	$428	$66	$172	$3,848
2006	$1,879	$745	$433	$29	$165	$3,251
Change	287	271	(5)	37	7	597
% change	15.3%	36.4%	(1.2%)	127.6%	4.2%	18.4%

Stabilized	$95	$102	$(12)	$23	$2	$210
Non-stabilized	$192	$169	$7	$14	$5	$387
Change	287	271	(5)	37	7	597
% change stabilized	33.1%	37.6%	240.0%	62.2%	28.6%	35.2%
% change non-stabilized	66.9%	62.4%	(140.0%)	37.8%	71.4%	64.8%

FACTORS IMPACTING NET INCOME

Although revenue and net operating income increased during the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007, net income available to common shareholders decreased by $100,000 to $2.4 million for the three months ended July 31, 2007, compared to $2.5 million for the three months ended July 31, 2006.  The decrease in net operating income is primarily the result of a significant increase in the minority interest portion of operating partnership income, as a result of acquisitions completed subsequent to the first quarter of fiscal year 2007 (notably the Company’s acquisition of a portfolio of properties from Magnum Resources).  Additionally, the increases in property operating expenses and real estate taxes discussed above, as well as the following factors, also impacted net income in the first quarter of fiscal year 2008:

•    Increased Mortgage Interest Expense.  Our mortgage interest expense increased approximately $2.6 million, or 20.6%, to approximately $15.2 million during the first quarter of fiscal year 2008, compared to $12.6 million in the first quarter of fiscal year 2007, due to properties newly acquired in fiscal years 2008 and 2007.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.37% as of July 31, 2007, compared to 6.57% as of July 31, 2006.  Our mortgage debt increased approximately $9.0 million, or 0.9%, to approximately $960.1 million as of July 31, 2007, compared to $951.1 million on April 30, 2007.

Mortgage interest expense by reportable segment for the three months ended July 31, 2007 and 2006 is as follows:

Three Months Ended July 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$4,859	$5,731	$2,823	$769	$1,006	$15,188
2006	$4,408	$3,821	$2,800	$559	$981	$12,569
Change	451	1,910	23	210	25	2,619
% change	10.2%	50.0%	0.8%	37.6%	2.5%	20.8%

Stabilized	$151	$(37)	$(55)	$(14)	$(34)	$11
Non-stabilized	$300	$1,947	$78	$224	$59	$2,608
Change	451	1,910	23	210	25	2,619
% change stabilized	33.5%	(1.9%)	(239.1%)	(6.7%)	(136.0%)	0.4%
% change non-stabilized	66.5%	101.9%	339.1%	106.7%	236.0%	99.6%

•      Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $2.6 million in the first quarter of fiscal year 2008, compared to $1.9 million in the first quarter of fiscal year 2007. The increase in amortization expense in the first quarter of fiscal year 2008 compared to the same period in fiscal year 2007 was primarily due to a significant acquisition completed by the Company in the second quarter of fiscal year 2007, of a portfolio of properties from Magnum Resources, Inc.

CREDIT RISK

The following table lists our top ten commercial tenants on July 31, 2007, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the first quarter of fiscal year 2008.

% of Total Commercial Segments’ Minimum Rents as of July 31, 2007

Lessee
Edgewood Vista Senior Living, Inc.	6.3%
St. Lukes Hospital of Duluth, Inc.	3.9%
Applied Underwriters	2.5%
Best Buy Co., Inc. (NYSE: BBY)	2.3%
HealthEast Care System	1.9%
Microsoft (Nasdaq “MSFT”)	1.8%
Smurfit - Stone Container (Nasdaq: SSCC)	1.7%
Nebraska Orthopaedic Hospital	1.6%
Allina Health System	1.6%
Arcadis Corporate Services, Inc. (Nasdaq: ARCAF)	1.6%
All Others	74.8%
Total Monthly Rent as of July 31, 2007	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

Acquisitions and Dispositions During the Three Months Ended July 31, 2007:

During the first quarter of fiscal year 2008, the Company acquired four office/warehouse properties and a medical office building for a total purchase price of approximately $27.2 million, excluding closing costs.  The Company did not dispose of any properties during the three months ended July 31, 2007.

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions and dispositions during the three months ended July 31, 2007.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED July 31, 2007 AND 2006

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

FFO applicable to common shares and Units for the three months ended July 31, 2007 increased to $15.9 million, compared to $12.6 million for the comparable period ended July 31, 2006, an increase of 26.2%.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

Three Months Ended July 31,	(in thousands, except per share amounts)
	2007			2006
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$2,981			$3,113
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	2,388	48,663	$.05	2,520	47,043	$.05
Adjustments:
Minority interest in earnings of Unitholders	987	20,284		733	13,762
Depreciation and amortization(1)	12,485			10,205
(Gains)/loss on depreciable property sales	1			(820)
Funds from operations applicable to common shares and Units	$15,861	68,947	$.23	$12,638	60,805	$.21

(1)  Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $12,548 and $10,147, and depreciation/amortization from Discontinued Operations of $0 and $119, less corporate-related depreciation and amortization on office equipment and other assets of $63 and $61, for the three months ended July 31, 2007 and 2006, respectively.

(2)  UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)  Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the three months ended July 31 of fiscal years 2008 and 2007:

Month	Fiscal Year 2008	Fiscal Year 2007
July	$.1665	$.1645

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

SOURCES AND USES OF CASH

As of July 31, 2007, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $10.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of July 31, 2007. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate, (2) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in September 2007, December 2011 and December 2007, respectively.  The Company will seek to renew these lines of credit prior to their expiration.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. In the first quarter of fiscal year 2008, Units valued at $5.7 million were issued in connection with the Company’s acquisition of an office/warehouse property. In the first quarter of fiscal year 2007 there were no Units issued in connection with property acquisitions.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 281,447 common shares under its DRIP during the first quarter of fiscal year 2008.

Cash and cash equivalents on July 31, 2007 totaled $24.6 million, compared to $20.0 million on July 31, 2006. The net increase in cash and cash equivalents during this period was $4.6 million. Net cash used for investing activities increased by $6.5 million, primarily due to less cash received from sales of properties and more cash used for acquisitions compared to the first quarter of fiscal year 2007; and net cash provided by financing activities decreased by $16.3 million primarily due to net mortgage loan proceeds as compared to the first quarter of fiscal year 2007.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $960.1 million on July 31, 2007, due to new debt placed on new and existing properties, from $951.1 million on April 30, 2007. Approximately 97.8% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of July 31, 2007, the weighted average rate of interest on the Company’s mortgage debt was 6.37%, compared to 6.43% on April 30, 2007.

Real Estate Owned. Real estate owned increased to $1,521.0 million at July 31, 2007 from $1,489.3 million at April 30, 2007. The increase resulted primarily from the acquisition of the additional investment properties net of dispositions as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2007 were $24.6 million, compared to $44.5 million on April 30, 2007. The decrease in cash on hand on July 31, 2007, as compared to April 30, 2007, was due primarily to the acquisitions of real estate.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $2.0 million on July 31, 2007, and $2.0 million on April 30, 2007. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 20.5 million Units on July 31, 2007, compared to 20.0 million Units outstanding on April 30, 2007. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2007 totaled 48.9 million, compared to 48.6 million outstanding on April 30, 2007. This increase in common shares outstanding was primarily due to the issuance of common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 281,447 common shares issued on July 2, 2007, for total value of $2.8 million. Conversions of 39,544 UPREIT Units to common shares, for a total of $303,000 in shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the three months ended July 31, 2007. Preferred shares of beneficial interest outstanding on July 31, 2007 and April 30, 2007 totaled 1.15 million.

PENDING ACQUISTIONS AND DISPOSITIONS

During the third quarter of fiscal year 2007, the tenant in four of the Company’s Edgewood Vista assisted living facilities, located in, respectively, Fremont, Nebraska; Hastings, Nebraska; Omaha, Nebraska and Kalispell, Montana, exercised its options to purchase these properties.  Under the terms of the options, the sale prices for the properties, totaling $3.05 million, were determined on the basis of independent appraisals.  The Company expects that these dispositions will be completed in the third quarter of the Company’s fiscal year 2008; however, these dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these proposed transactions will be completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 98% of our debt, as of July 31, 2007 (97% as of April 30, 2007), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate increases during the first quarter of fiscal year 2008 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2007, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Fixed Rate	$24,179	$45,227	$126,674	$100,139	$82,476	$559,982	$938,677
Variable Rate	834	2,525	1,128	1,200	3,297	12,425	21,409
							$960,086
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	Remaining Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Fixed Rate	$44,610	$57,054	$51,696	$43,776	$37,490	$165,313	$399,939
Variable Rate (2)	1,027	1,239	1,148	1,076	904	1,534	6,928
							$406,867
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)     The weighted average interest rate on our debt as of July 31, 2007, was 6.37%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $21.4 million of variable rate indebtedness would increase our annual interest expense by $214,000.

(2)     Based on rates in effect at July 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2007, such disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ending April 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2008, the Company issued an aggregate of 19,029 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Date: September 10, 2007