Form 10-Q
period 2007-10-31
INVESTORS REAL ESTATE TRUST
filed 2007-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2007

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

Yes ☐                            No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of December 5, 2007, it had 56,487,690 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2008

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	October 31, 2007	April 30, 2007
ASSETS
Real estate investments
Property owned	$1,529,063	$1,489,287
Less accumulated depreciation	(199,682)	(180,544)
	1,329,381	1,308,743
Unimproved land	14,454	7,392
Mortgage loan receivable, net of allowance	391	399
Total real estate investments	1,344,226	1,316,534
Other assets
Cash and cash equivalents	89,302	44,516
Marketable securities – available-for-sale	2,090	2,048
Receivable arising from straight-lining of rents, net of allowance	13,430	12,558
Accounts receivable, net of allowance	2,279	3,171
Real estate deposits	1,601	735
Prepaid and other assets	1,445	568
Intangible assets, net of accumulated amortization	30,457	33,240
Tax, insurance, and other escrow	6,539	7,222
Property and equipment, net	1,486	1,458
Goodwill	1,397	1,397
Deferred charges and leasing costs, net	12,624	11,942
TOTAL ASSETS	$1,506,876	$1,435,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$22,974	$28,995
Mortgages payable	967,612	951,139
Other	1,161	896
TOTAL LIABILITIES	991,747	981,030

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	12,781	12,925
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	154,274	156,465
(20,114,028 units at October 31, 2007 and 19,981,259 units at April 30, 2007)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2007 and April 30, 2007, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 56,418,765 shares issued and outstanding at October 31, 2007, and 48,570,461 shares issued and outstanding at April 30, 2007)	429,236	354,495
Accumulated distributions in excess of net income	(108,474)	(96,827)
Accumulated other comprehensive loss	(5)	(16)
Total shareholders’ equity	348,074	284,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,506,876	$1,435,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months and six months ended October 31, 2007 and 2006

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2007	2006	2007	2006
REVENUE
Real estate rentals	$44,606	$40,184	$88,766	$76,535
Tenant reimbursement	9,668	8,454	19,150	16,445
TOTAL REVENUE	54,274	48,638	107,916	92,980
OPERATING EXPENSE
Interest	15,687	14,975	31,129	27,906
Depreciation/amortization related to real estate investments	12,177	11,016	24,382	20,945
Utilities	4,306	3,754	8,262	6,631
Maintenance	6,026	5,463	12,037	10,437
Real estate taxes	6,471	5,498	12,910	10,813
Insurance	607	579	1,258	1,148
Property management expenses	3,675	3,469	7,523	6,720
Administrative expenses	1,101	989	2,223	1,897
Advisory and trustee services	166	68	240	140
Other operating expenses	457	335	710	615
Amortization related to non-real estate investments	340	241	683	458
TOTAL OPERATING EXPENSE	51,013	46,387	101,357	87,710
Operating income	3,261	2,251	6,559	5,270
Interest income	339	537	693	703
Other non-operating income	92	148	373	260
Income before minority interest and discontinued operations and gain (loss) on sale of other investments	3,692	2,936	7,625	6,233
Gain (loss) on sale of other investments	3	(36)	2	(36)
Minority interest portion of operating partnership income	(859)	(636)	(1,846)	(1,248)
Minority interest portion of other partnerships’ (income) loss	0	(37)	36	(25)
Income from continuing operations	2,836	2,227	5,817	4,924
Discontinued operations, net of minority interest	0	1,281	0	1,697
NET INCOME	2,836	3,508	5,817	6,621
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,243	$2,915	$4,631	$5,435
Earnings per common share from continuing operations	$.04	$.03	$.09	$.08
Earnings per common share from discontinued operations	.00	.03	.00	.03
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.04	$.06	$.09	$.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the six months ended October 31, 2007

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
Balance May 1, 2007	1,150	$27,317	48,570	$354,495	$(96,827)	$(16)	$284,969
Comprehensive Income
Net income					5,817		5,817
Unrealized loss on securities available-for- sale						11	11
Total comprehensive income							5,828
Distributions – common shares					(16,278)		(16,278)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment plan			525	5,368			5,368
Sale of shares			6,905	66,405			66,405
Redemption of units for common shares			419	2,973			2,973
Fractional shares repurchased				(5)			(5)
Balance October 31, 2007	1,150	$27,317	56,419	$429,236	$(108,474)	$(5)	$348,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2007 and 2006

	(in thousands)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,817	$6,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,432	22,058
Minority interest portion of income	1,810	1,796
Gain on sale of real estate, land and other investments	(2)	(2,637)
Loss on impairment of real estate investments	0	520
Bad debt expense	543	145
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(928)	(1,380)
Decrease (increase) in accounts receivable	379	(798)
Increase in prepaid and other assets	(877)	(1,156)
Decrease in tax, insurance and other escrow	683	2,809
Increase in deferred charges and leasing costs	(1,871)	(3,100)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(5,973)	324
Net cash provided by operating activities	25,013	25,202
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities – available-for-sale	6	845
Net payments of real estate deposits	(867)	(3,704)
Principal proceeds on mortgage loans receivable	12	11
Purchase of marketable securities – available-for-sale	(37)	0
Proceeds from sale of real estate and other investments	298	13,174
Insurance proceeds received	387	0
Payments for investment properties from insurance proceeds	(322)	0
Payments for acquisitions and improvements of real estate investments	(32,819)	(121,287)
Net cash used by investing activities	(33,342)	(110,961)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	66,405	175
Proceeds from mortgages payable	17,438	229,014
Proceeds from revolving lines of credit	0	15,500
Proceeds from minority partner	0	53
Repurchase of fractional shares and minority interest units	(5)	(6)
Distributions paid to common shareholders, net of reinvestment	(11,304)	(10,157)
Distributions paid to preferred shareholders	(1,186)	(1,186)
Distributions paid to unitholders of operating partnership	(6,320)	(4,237)
Distributions paid to other minority partners	(108)	(49)
Redemption of investment certificates	0	(1,660)
Principal payments on mortgages payable	(11,765)	(72,261)
Principal payments on revolving lines of credit and other debt	(40)	(19,040)
Net cash provided by financing activities	53,115	136,146
NET INCREASE IN CASH AND CASH EQUIVALENTS	44,786	50,387
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,516	17,485
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,302	$67,872

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2007 and 2006

	(in thousands)
	2007	2006
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$4,974	$5,381
UPREIT distribution reinvestment plan	394	404
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	10,800	13,166
Assets acquired through the issuance of minority interest units in the operating partnership	5,650	56,791
Operating partnership units converted to shares	2,973	1,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	30,656	26,546
Interest other	19	892
	$30,675	$27,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2007 and 2006

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of October 31, 2007, IRET owned 69 multi-family residential properties with 9,397 apartment units and 152 commercial properties, consisting of office, medical, industrial and retail properties, totaling 10.6 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 73.7% and 70.9%, respectively, as of October 31, 2007 and April 30, 2007. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months and six months ended October 31, 2007 and 2006:

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2007	2006	2007	2006
NUMERATOR
Income from continuing operations	$2,836	$2,227	$5,817	$4,924
Discontinued operations, net	0	1,281	0	1,697
Net income	2,836	3,508	5,817	6,621
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
Numerator for basic earnings per share – net income available to common shareholders	2,243	2,915	4,631	5,435
Minority interest portion of operating partnership income	859	1,038	1,846	1,771
Numerator for diluted earnings per share	$3,102	$3,953	$6,477	$7,206
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	49,675	47,408	49,169	47,225
Effect of convertible operating partnership units	20,483	15,757	20,383	14,760
Denominator for diluted earnings per share	70,158	63,165	69,552	61,985

Earnings per common share from continuing operations – basic and diluted	$.04	$.03	$.09	$.08
Earnings per common share from discontinued operations – basic and diluted	.00	.03	.00	.03
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.04	$.06	$.09	$.11

NOTE 4 • SHAREHOLDERS’ EQUITY

During the second quarter of fiscal year 2008, the Company sold 6,900,000 common shares in a public offering, at an offering price of $10.20 per share before underwriting discounts and commissions.  Net proceeds of the offering (after deducting underwriting discounts and offering expenses) included in shareholders’ equity totaled $66.4 million. In addition, as of October 31, 2007, 419,284 Units have been converted to common shares during fiscal year 2008, with a total value of $3.0 million included in shareholders’ equity, and approximately 4,406 common shares have been issued under the Company’s 401(k) plan, with a total value of $44,255 included in shareholders’ equity.

NOTE 5 • SEGMENT REPORTING

IRET reports its results in five reportable segments: multi-family residential properties, and commercial office, medical (including senior housing), industrial and retail properties.  Our reportable segments are aggregations of similar properties.  The accounting policies of each of these segments are the same as those described in Note 2. We disclose segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Disclosures (“SFAS 131”).  SFAS 131 requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segment performance.

The revenues and net operating income for these reportable segments are summarized as follows for the three month and six month periods ended October 31, 2007 and 2006, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

Three Months Ended October 31, 2007	(in thousands)
	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$18,329	$20,613	$8,920	$3,027	$3,385	$54,274
Real estate expenses	8,706	8,723	2,043	626	987	21,085
Net operating income	$9,623	$11,890	$6,877	$2,401	$2,398	33,189
Interest						(15,687)
Depreciation/amortization						(12,517)
Administrative, advisory and trustee fees						(1,267)
Operating expenses						(457)
Non-operating income						431
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$3,692

Three Months Ended October 31, 2006	(in thousands)
	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$16,883	$17,795	$8,638	$1,844	$3,478	$48,638
Real estate expenses	7,769	7,549	2,178	195	1,072	18,763
Net operating income	$9,114	$10,246	$6,460	$1,649	$2,406	29,875
Interest						(14,975)
Depreciation/amortization						(11,257)
Administrative, advisory and trustee fees						(1,057)
Operating expenses						(335)
Non-operating income						685
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$2,936

Six Months Ended October 31, 2007	(in thousands)
	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$36,110	$41,215	$17,885	$5,689	$7,017	$107,916
Real estate expenses	17,016	17,444	4,316	1,125	2,089	41,990
Net operating income	$19,094	$23,771	$13,569	$4,564	$4,928	65,926
Interest						(31,129)
Depreciation/amortization						(25,065)
Administrative, advisory and trustee fees						(2,463)
Operating expenses						(710)
Non-operating income						1,066
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$7,625

Six Months Ended October 31, 2006	(in thousands)
	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$32,865	$32,624	$17,088	$3,579	$6,824	$92,980
Real estate expenses	15,346	13,507	4,288	503	2,105	35,749
Net operating income	$17,519	$19,117	$12,800	$3,076	$4,719	57,231
Interest						(27,906)
Depreciation/amortization						(21,403)
Administrative, advisory and trustee fees						(2,037)
Operating expenses						(615)
Non-operating income						963
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$6,233

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of October 31, 2007, and April 30, 2007, along with reconciliations to the condensed consolidated financial statements:

As of October 31, 2007	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total
Segment Assets
Property owned	$496,577	$540,012	$279,764	$96,743	$115,967	$1,529,063
Less accumulated depreciation/amortization	(96,044)	(51,005)	(28,300)	(9,328)	(15,005)	(199,682)
Total property owned	$400,533	$489,007	$251,464	$87,415	$100,962	1,329,381

Cash						89,302
Marketable securities						2,090
Receivables and other assets						71,258
Unimproved land						14,454
Mortgage receivables						391
Total Assets						$1,506,876

As of April 30, 2007	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total
Segment Assets
Property owned	$489,644	$536,431	$274,779	$75,257	$113,176	$1,489,287
Less accumulated depreciation/amortization	(89,541)	(44,204)	24,787	(8,257)	(13,755)	(180,544)
Total property owned	$400,103	$492,227	$249,992	$67,000	$99,421	1,308,743

Cash						44,516
Marketable securities						2,048
Receivables and other assets						72,291
Unimproved land						7,392
Mortgage receivables						399
Total Assets						$1,435,389

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

Purchase Options. The Company has granted options to purchase certain Company properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of October 31, 2007, the total property cost of the 17 properties subject to purchase options was approximately $127.9 million, and the total gross rental revenues from these properties were approximately $3.2 million and  $6.4 million, respectively for the three and six months ended October 31, 2007.

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

Restrictions on Taxable Dispositions.  Approximately 131 of IRET’s properties, consisting of approximately 6.5 million square feet of the Company’s combined commercial segments’ properties and 4,008 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $779.1 million at October 31, 2007.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of October 31, 2007, IRET’s funding commitments include the following:

Southdale Medical Building Expansion Project:  In July 2007, the Company signed a lease with an anchor tenant committing the Company to construct an approximately 26,000 square foot addition to the Company’s existing Southdale Medical Building located in Edina, Minnesota.  The estimated cost of this expansion project is approximately $7.5 million, with an additional approximately $2.0 million in relocation, tenant improvement and leasing costs expected to be incurred to relocate tenants in the existing facility.  Construction began in September 2007, and the expansion project is scheduled for completion in July 2008. As of October 31, 2007, the Company has funded approximately $770,000 in construction costs for this expansion project.

IRET Corporate Plaza:  During fiscal year 2007, the Company purchased an unimproved parcel of land in Minot, North Dakota for approximately $1.8 million.  The Company is in the preliminary stages of construction of a mixed-use project for this site, to consist of approximately 67 apartments and 60,100 rentable square feet of office and retail space.  The Company currently expects that it will move its Minot, North Dakota offices to this location, occupying approximately one-third of the proposed office/retail space.   Current estimates are that the project would be completed in the second quarter of the Company’s fiscal year 2009, at a total cost of approximately $17.8 million.  However, because further design changes to the project are possible, the cost estimates are not yet firm, and no assurances can be given that this project will be completed as currently proposed.  As of October 31, 2007, the Company has funded approximately $3.3 million of the estimated construction cost of this project.

2828 Chicago Avenue Medical Building:  In fiscal year 2006, IRET purchased an approximately 55,000 square foot, five-story medical office building located in Minneapolis, Minnesota.  During fiscal year 2007, IRET committed to construct an approximately 56,000 square foot medical office building adjacent to the existing structure, and an adjoining parking ramp, with a planned project completion date of August 2008 and an estimated total project cost of $15.7 million. As of July 2007, approximately 60% of this new medical office building has been pre-leased to an anchor tenant.  Construction on the project began in August 2007, and as of October 31, 2007, the Company has paid approximately $2.2 million in construction costs.

Cottonwood Apartments:  During fiscal year 2007, the Company began construction of a multi-family residential property adjacent to three existing apartment buildings owned by the Company in Bismarck, North Dakota.  The 67-unit Cottonwood IV apartment complex is expected to cost approximately $6.1 million to construct, and is targeted for completion in the third quarter of fiscal year 2008.  As of October 31, 2007, the Company has funded approximately $4.4 million of the estimated construction cost of this project.

Construction interest capitalized for the three month periods ended October 31, 2007 and 2006, respectively, was $22,765 and $14,939 for construction projects completed and in progress.  Construction interest capitalized for the six month periods ended October 31, 2007 and 2006, respectively, was $30,520 and $17,774 for construction projects completed and in progress.

Pending Acquisitions and Dispositions.  During the second quarter of fiscal year 2008, the Company signed purchase agreements to acquire a portfolio of six medical office buildings located in the Minneapolis/St. Paul metropolitan area for approximately $52.0 million.  In regard to three of the six buildings, the Company would be acquiring leasehold interests only.  We expect to assume the sellers’ existing debt financing of approximately $29.0 million, and pay the approximately $23.0 million balance in cash and/or UPREIT units.  The purchase of these properties is subject to the satisfactory completion by us of due diligence and the satisfaction of other customary closing conditions, and there can be no assurances that these proposed acquisitions will be completed on the general terms described above, or at all.  Also during the second quarter of fiscal year 2008, the Company signed a purchase agreement to acquire a multi-family residential apartment complex in Omaha, Nebraska for a purchase price of approximately $4.7 million, payable in cash and/or UPREIT units.  This proposed acquisition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.

The tenant in four of the Company’s Edgewood Vista senior housing facilities, located in, respectively, Fremont, Nebraska; Hastings, Nebraska; Omaha, Nebraska and Kalispell, Montana, has exercised its options to purchase these properties.  Under the terms of the options, the sale prices for the properties, totaling approximately $3.1 million, were determined on the basis of independent appraisals.  These dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these proposed transactions will be completed.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as discontinued operations during the six months ended October 31, 2007. The Company sold an assisted living facility and a small retail property during the second quarter of fiscal year 2007. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations.

	Three Months Ended October 31	Six Months Ended October 31

	(in thousands)
	2006	2006
REVENUE
Real estate rentals	$367	$914
Tenant reimbursements	19	35
TOTAL REVENUE	386	949
OPERATING EXPENSE
Interest	103	267
Depreciation/amortization related to real estate investments	62	181
Utilities	35	73
Maintenance	68	137
Real estate taxes	48	112
Insurance	7	18
Property management expenses	37	83
Administrative expenses	2	2
Other operating expenses	3	9
Loss on impairment of real estate	190	520
TOTAL OPERATING EXPENSE	555	1,402
Operating loss	(169)	(453)
Other non-operating income	(1)	0
Loss before minority interest and gain on sale of other investments	(170)	(453)
Minority interest portion of operating partnership income	(402)	(523)
Gain on sale of discontinued operations	1,853	2,673
Discontinued operations, net of minority interest	$1,281	$1,697

NOTE 8 • ACQUISITIONS

Acquisitions During the Six Months Ended October 31, 2007:

During the second quarter of fiscal year 2008, IRET completed no property acquisitions.

During the first quarter of fiscal year 2008, the Company acquired four office/warehouse properties and a medical office building for a total purchase price of approximately $27.2 million, excluding closing costs.

The following table details the Company’s acquisitions during the six months ended October 31, 2007:

Acquisitions	(in thousands)
Acquisition Cost

Commercial Property – Office
20,528 sq. ft. Plymouth 5095 Nathan Lane Office Building – Plymouth, MN	$2,000

Commercial Property – Medical (including senior housing/assisted living)
18,502 sq. ft. Barry Pointe Medical Building – Kansas City, MO	3,200

Commercial Property – Industrial
50,400 sq. ft. Cedar Lake Business Center – St. Louis Park, MN	4,040
528,353 sq. ft. Urbandale Warehouse Building – Urbandale, IA	14,000
69,600 sq. ft. Woodbury 1865 Woodlane – Woodbury, MN	4,000

Total Property Acquisitions	$27,240

NOTE 9 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On November 19, 2007, the Company’s Board of Trustees declared a regular quarterly distribution of 16.75 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable January 14, 2008, to common shareholders and unitholders of record on January 2, 2008. Also on November 19, 2007, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable December 31, 2007, to preferred shareholders of record on December 14, 2007.

Completed and Pending Acquisitions and Dispositions.  Subsequent to the end of the second quarter of fiscal year 2008, the Company closed on the acquisition of a one-story office/warehouse property with approximately 78,000 square feet of rentable space, located in Brooklyn Park, Minnesota.  The Company paid $6.5 million for this property, excluding closing costs, of which purchase price approximately $1.7 million was paid in UPREIT units of the Company’s Operating Partnership.

Also subsequent to October 31, 2007, the Company signed a purchase agreement to acquire a two-story office building consisting of approximately 65,000 rentable square feet, located in Fenton, Missouri, for a purchase price of $7 million.  This office building is currently owned by entities controlled by W. David Scott, a trustee of the Company.  In accordance with the requirements of the Company’s Declaration of Trust, the transaction was approved by a majority of the trustees and by a majority of the independent trustees not otherwise interested in the transaction, and the Company is obtaining an appraisal of the property to be carried out by an independent third-party appraiser.  Under the Company’s Declaration of Trust, the Company may not purchase this property at a price that exceeds the appraised value.  This pending transaction is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.

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

Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2007, our real estate portfolio consisted of 69 multi-family residential properties containing 9,397 apartment units and having a total carrying amount (net of accumulated depreciation and intangibles) of $400.5 million, and 152 commercial properties containing approximately 10.6 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $928.9 million. Our commercial properties consist of:

•     64 office properties containing approximately 4.8 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $489.0 million;

•     35 medical properties (including senior housing) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $251.5 million;

•     16 industrial properties containing approximately 2.7 million square feet of leasable space and having a total carrying amount (net of accumulated deprecation and intangibles) of $87.4 million; and

•     37 retail properties containing approximately 1.4 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $101.0 million.

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

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the second quarter of fiscal year 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006

REVENUES

Total IRET revenues for the second quarter of fiscal year 2008 were $54.3 million, compared to $48.6 million recorded in the second quarter of the prior fiscal year. This is an increase of $5.7 million or 11.7%. Revenues for the six months ended October 31, 2007 were $107.9 million compared to $93.0 million in the six months ended October 31, 2006. This is an increase of $14.9 million or 16.0%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal years 2007 and 2008, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue Three Months ended October 31, 2007	Increase in Total Revenue Six Months ended October 31, 2007

Rent in Fiscal 2008 from 21 properties acquired in Fiscal 2007 in excess of that received in Fiscal 2007 from the same 21 properties	$4,412	$11,882
Rent from 5 properties acquired in Fiscal 2008	766	1,128
Increase in rental income on stabilized properties primarily due to a decrease in tenant concessions granted	435	1,771
Increase in lease termination fees	23	155
Net increase in total revenue	$5,636	$14,936

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

The following tables show revenues, operating expenses and NOI by reportable operating segment for the three months and six months ended October 31, 2007 and 2006.   For a reconciliation of net operating income of reportable segments to income before minority interest and discontinued operations and (loss) gain on sale of other investments as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended October 31, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$18,329	$20,613	$8,920	$3,027	$3,385	$54,274
Real estate expenses
Utilities	1,670	2,067	448	29	92	4,306
Maintenance	2,567	2,488	606	121	244	6,026
Real estate taxes	1,881	3,076	655	346	513	6,471
Insurance	290	227	14	34	42	607
Property management	2,298	865	320	96	96	3,675
Total expenses	$8,706	$8,723	$2,043	$626	$987	$21,085
Net operating income	$9,623	$11,890	$6,877	$2,401	$2,398	$33,189

Stabilized net operating income	$8,913	$8,554	$6,649	$1,633	$2,303	$28,052
Non-stabilized net operating income	710	3,336	228	768	95	5,137
Total net operating income	$9,623	$11,890	$6,877	$2,401	$2,398	$33,189

	(in thousands)
Three Months Ended October 31, 2006	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$16,883	$17,795	$8,638	$1,844	$3,478	$48,638
Real estate expenses
Utilities	1,397	1,719	519	16	103	3,754
Maintenance	2,351	2,222	645	36	209	5,463
Real estate taxes	1,767	2,582	540	95	514	5,498
Insurance	270	184	67	17	41	579
Property management	1,984	842	407	31	205	3,469
Total expenses	$7,769	$7,549	$2,178	$195	$1,072	$18,763
Net operating income	$9,114	$10,246	$6,460	$1,649	$2,406	$29,875

Stabilized net operating income	$8,897	$8,542	$6,382	$1,649	$2,307	$27,777
Non-stabilized net operating income	217	1,704	78	0	99	2,098
Total net operating income	$9,114	$10,246	$6,460	$1,649	$2,406	$29,875

	(in thousands)
Six Months Ended October 31, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$36,110	$41,215	$17,885	$5,689	$7,017	$107,916
Real estate expenses
Utilities	3,163	3,889	987	50	173	8,262
Maintenance	5,020	5,084	1,186	210	537	12,037
Real estate taxes	3,790	6,145	1,309	639	1,027	12,910
Insurance	579	445	86	64	84	1,258
Property management	4,464	1,881	748	162	268	7,523
Total expenses	$17,016	$17,444	$4,316	$1,125	$2,089	$41,990
Net operating income	$19,094	$23,771	$13,569	$4,564	$4,928	$65,926

Stabilized net operating income	$17,773	$16,824	$13,127	$3,253	$4,740	$55,717
Non-stabilized net operating income	1,321	6,947	442	1,311	188	10,209
Total net operating income	$19,094	$23,771	$13,569	$4,564	$4,928	$65,926

	(in thousands)
Six Months Ended October 31, 2006	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$32,865	$32,624	$17,088	$3,579	$6,824	$92,980
Real estate expenses
Utilities	2,724	2,786	917	23	181	6,631
Maintenance	4,672	3,977	1,253	91	444	10,437
Real estate taxes	3,540	4,812	1,140	294	1,027	10,813
Insurance	547	346	137	35	83	1,148
Property management	3,863	1,586	841	60	370	6,720
Total expenses	$15,346	$13,507	$4,288	$503	$2,105	$35,749
Net operating income	$17,519	$19,117	$12,800	$3,076	$4,719	$57,231

Stabilized net operating income	$17,256	$17,413	$12,716	$3,076	$4,586	$55,047
Non-stabilized net operating income	263	1,704	84	0	133	2,184
Total net operating income	$17,519	$19,117	$12,800	$3,076	$4,719	$57,231

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in the three months and six months ended October 31, 2007 compared to the year-earlier periods in all of our reportable segments, despite declines in economic occupancy rates in three of our five segments during the three months and six months ended October 31, 2007 compared to the three months and six months ended October 31, 2006.  Our overall level of tenant concessions declined in the first three months and six months of fiscal year 2008 compared to the year-earlier periods.  Revenue increases in the first three and six months of fiscal year 2008 compared to the first three and six months of fiscal year 2007 were offset somewhat by increases in utility, maintenance, real estate tax, insurance and property management expense.

•    Economic Occupancy.  During the three and six months ended October 31, 2007, economic occupancy levels at our properties declined from year-earlier levels in three of our five reportable segments.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.   Economic occupancy rates on a stabilized property basis for the first three months and six months of fiscal year 2008, compared to the first three months and six months of fiscal year 2007, are shown below:

	Three Months Ended October 31,
	2007	2006	% Change
Multi-Family Residential	94.1%	94.4%	(0.3%)
Commercial Office	91.7%	90.4%	1.3%
Commercial Medical	95.5%	97.1%	(1.6%)
Commercial Industrial	98.0%	93.5%	4.5%
Commercial Retail	86.6%	89.0%	(2.4%)

	Six Months Ended October 31,
	2007	2006	% Change
Multi-Family Residential	93.3%	93.6%	(0.3%)
Commercial Office	91.8%	91.2%	0.6%
Commercial Medical	95.7%	96.8%	(1.1%)
Commercial Industrial	98.2%	92.7%	5.5%
Commercial Retail	86.6%	89.3%	(2.7%)

While we saw strong demand for industrial space during the first and second quarters of fiscal year 2008, demand appears to be lessening as industrial users have become more cautious about committing to additional space. Industrial tenants with exposure to foreign markets or who export products outside the United States continue to actively seek additional space, but such tenants make up a small portion of IRET’s industrial renters.

The uncertainty and volatility in the economy and credit markets have restrained demand for commercial and retail space throughout our portfolio. Despite a relatively healthy economic environment in almost all of our markets, we see no consistent pattern of growing demand for commercial office or smaller retail developments, which comprise a majority of IRET’s retail portfolio. Speculative construction currently remains well contained in IRET’s markets, and thus demand for commercial space remains reasonably solid, but appears to be constrained by non economic factors.  IRET has limited exposure in our commercial portfolio to mortgage companies and single family home builders.

Our previous expectation was that demand in IRET’s markets for our multi-family, medical, office and industrial locations would strengthen in the remaining quarters of fiscal year 2008.  However, with the current volatility in the credit markets and in the single-family home mortgage market, growth in demand has been restrained, but it has not stopped or reversed.  Our multi-family residential segment continues to improve with the level of tenant concessions slowly declining, and with limited rental increases being implemented. Provided the economy does not deteriorate, we expect this to continue for the balance of fiscal 2008 and into fiscal 2009, due to the tightening of credit standards which prevents many apartment renters from purchasing single family homes, condominium  or townhome units.

•    Concessions.  Our overall level of tenant concessions declined in the first three months and six months of fiscal year 2008 compared to the year-earlier periods.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three months ended October 31, 2007 will lower, over the lives of the respective leases, our operating revenues by approximately $0.7 million, as compared to an approximately $1.5 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three months ended October 31, 2006. Rent concessions offered during the six months ended October 31, 2007 will lower, over the lives of the respective leases, our operating revenues by approximately $1.8 million, as compared to an approximately $3.0 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the six months ended October 31, 2006:

	(in thousands)
	Three Months Ended October 31,
	2007	2006	%Change
Multi-Family Residential	$618	$870	(29.0%)
Commercial Office	$125	$554	(77.4%)
Commercial Medical	$1	$47	(97.9%)
Commercial Industrial	$0	$0	0%
Commercial Retail	$2	$10	(80.0%)
Total	$746	$1,481	(49.6%)

	(in thousands)
	Six Months Ended October 31,
	2007	2006	%Change
Multi-Family Residential	$1,296	$1,751	(26.0%)
Commercial Office	$442	$1,161	(61.9%)
Commercial Medical	$5	$59	(91.5%)
Commercial Industrial	$0	$0	0%
Commercial Retail	$8	$14	(42.9%)
Total	$1,751	$2,985	(41.3%)

•     Increased Maintenance Expense.  Maintenance expenses totaled $6.0 million and $12.0 million, respectively, for the three and six months ended October 31, 2007, compared to $5.5 million and $10.4 million for the three and six months ended October 31, 2006.  Maintenance expenses at properties newly acquired in fiscal years 2008 and 2007 added $698,000 to the maintenance expenses category, while maintenance expenses at existing (“stabilized”) properties decreased by $135,000, resulting in a net increase in maintenance expenses of $563,000, or 10.3% for the three months ended October 31, 2007, compared to the corresponding period in fiscal year 2007.  For the six months ended October 31, 2007, maintenance costs at properties newly acquired in fiscal years 2008 and 2007 added $1.5 million to the maintenance expenses category, and maintenance expenses at stabilized properties increased by $77,000, resulting in an increase of $1.6 million, or 15.3%, in maintenance costs, compared to the six months ended October 31, 2006.

Maintenance expenses by reportable segment for the three months and six months ended October 31, 2007 and 2006 are as follows:

Three Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$2,567	$2,488	$606	$121	$244	$6,026
2006	$2,351	$2,222	$645	$36	$209	$5,463
Change	216	266	(39)	85	35	563
% change	9.2%	12.0%	(6.0%)	236.1%	16.7%	10.3%

Stabilized	$93	$(177)	$(78)	$(6)	$33	$(135)
Non-stabilized	$123	$443	$39	$91	$2	$698
Change	216	266	(39)	85	35	563

Six Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$5,020	$5,084	$1,186	$210	$537	$12,037
2006	$4,672	$3,977	$1,253	$91	$444	$10,437
Change	348	1,107	(67)	119	93	1,600
% change	7.4%	27.8%	(5.3%)	130.8%	20.9%	15.3%

Stabilized	$16	$107	$(121)	$(13)	$88	$77
Non-stabilized	$332	$1,000	$54	$132	$5	$1,523
Change	348	1,107	(67)	119	93	1,600

•     Increased Utility Expense.  Utility expense totaled $4.3 million and $8.3 million, respectively, for the three and six months ended October 31, 2007, compared to $3.8 million and $6.6 million for the three and six months ended October 31, 2006, increases of, respectively, 14.7% and 24.6% over the year-earlier periods.   Of these increases, approximately 71.0% and 60.5%, for the three and six month periods respectively, are due to the addition of new properties, while approximately 29.0% and 39.5%, respectively, are due to increases in utility costs at existing (stabilized) properties.  Utility expenses at properties newly acquired in fiscal years 2008 and 2007 added $392,000 to the utility expenses category, while utility expenses at existing properties increased by $160,000, resulting in an increase of $552,000 for the three months ended October 31, 2007.  For the six months ended October 31, 2007, utility expenses at properties newly acquired added $987,000 to the utility expenses category, while utility expenses at existing properties increased by $644,000, resulting in an increase in utility expenses of $1.6 million.  The increases in utility costs at our stabilized properties are due primarily to unusually warm weather in certain of IRET’s markets, resulting in increased cooling costs.

Utility expenses by reportable segment for the three months and six months ended October 31, 2007 and 2006 are as follows:

Three Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$1,670	$2,067	$448	$29	$92	$4,306
2006	$1,397	$1,719	$519	$16	$103	$3,754
Change	273	348	(71)	13	(11)	552
% change	19.5%	20.2%	(13.7%)	81.3%	(10.7%)	14.7%

Stabilized	$184	$77	$(88)	$(2)	$(11)	$160
Non-stabilized	$89	$271	$17	$15	$0	$392
Change	273	348	(71)	13	(11)	552

Six Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$3,163	$3,889	$987	$50	$173	$8,262
2006	$2,724	$2,786	$917	$23	$181	$6,631
Change	439	1,103	70	27	(8)	1,631
% change	16.1%	39.6%	7.6%	117.4%	4.4%	24.6%

Stabilized	$226	$386	$35	$5	$(8)	$644
Non-stabilized	$213	$717	$35	$22	$0	$987
Change	439	1,103	70	27	(8)	1,631

•    Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2008 and 2007 added $678,000 and $1.7 million, respectively, to real estate tax expense in the three months and six months ended October 31, 2007, compared to the year-earlier periods.  Real estate taxes on existing (stabilized) properties increased by $295,000 and $402,000, respectively, for total increases of $973,000 and $2.1 million, or 17.7% and 19.4%, compared to the year-earlier periods.

Three Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$1,881	$3,076	$655	$346	$513	$6,471
2006	$1,767	$2,582	$540	$95	$514	$5,498
Change	114	494	115	251	(1)	973
% change	6.5%	19.1%	21.3%	264.2%	(0.2%)	17.7%

Stabilized	$6	$96	$98	$95	$0	$295
Non-stabilized	$108	$398	$17	$156	$(1)	$678
Change	114	494	115	251	(1)	973

Six Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$3,790	$6,145	$1,309	$639	$1,027	$12,910
2006	$3,540	$4,812	$1,140	$294	$1,027	$10,813
Change	250	1,333	169	345	0	2,097
% change	7.1%	27.7%	14.8%	117.3%	0.0%	19.4%

Stabilized	$(7)	$190	$135	$82	$2	$402
Non-stabilized	$257	$1,143	$34	$263	$(2)	$1,695
Change	250	1,333	169	345	0	2,097

•     Increased Insurance Expense.  Insurance expense totaled $607,000 and $1.3 million, respectively, for the three and six months ended October 31, 2007, compared to $579,000 and $1.1 million for the three and six months ended October 31, 2006.  Insurance expenses at properties newly acquired in fiscal years 2008 and 2007 added $68,000 to the insurance expense category, while insurance expense at existing properties decreased by $40,000, resulting in a net increase in insurance expenses of $28,000 in the three months ended October 31, 2007, a 4.8% increase over insurance expenses in the three months ended October 31, 2006.  For the six months ended October 31, 2007, insurance expenses at properties newly acquired in fiscal years 2008 and 2007 added $162,000 to the insurance expenses category, while insurance expenses at existing properties decreased by $52,000, resulting in a net increase of $110,000 in insurance expenses, a 9.6% increase over insurance expenses in the six months ended October 31, 2006.

Insurance expense by reportable segment for the three months and six months ended October 31,  2007 and 2006 is as follows:

Three Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$290	$227	$14	$34	$42	$607
2006	$270	$184	$67	$17	$41	$579
Change	20	43	(53)	17	1	28
% change	7.4%	23.4%	(79.1%)	100.0%	2.4%	4.8%

Stabilized	$3	$12	$(55)	$(1)	$1	$(40)
Non-stabilized	$17	$31	$2	$18	$0	$68
Change	20	43	(53)	17	1	28

Six Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$579	$445	$86	$64	$84	$1,258
2006	$547	$346	$137	$35	$83	$1,148
Change	32	99	(51)	29	1	110
% change	5.9%	28.6%	(37.2%)	82.9%	1.2%	9.6%

Stabilized	$(7)	$13	$(55)	$(3)	$0	$(52)
Non-stabilized	$39	$86	$4	$32	$1	$162
Change	32	99	(51)	29	1	110

•     Increased Property Management Expense.  Property management expense totaled $3.7 million and $7.5 million, respectively, for the three and six months ended October 31, 2007, compared to $3.5 million and $6.7 million for the three and six months ended October 31, 2006.  Property management expenses at properties newly acquired in fiscal years 2008 and 2007 added $304,000 and $693,000, respectively, to the property management expenses category in the three and six months ended October 31, 2007, while property management expenses declined by $98,000 at existing (stabilized) properties in the three months ended October 31, 2007 compared to the three months ended October 31, 2006.  Property management expenses increased by $110,000 at existing properties in the six months ended October 31, 2007 compared to the six months ended October 31, 2006.

Property management expense by reportable segment for the three months and six months ended October 31, 2007 and 2006 is as follows:

Three Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$2,298	$865	$320	$96	$96	$3,675
2006	$1,984	$842	$407	$31	$205	$3,469
Change	314	23	(87)	65	(109)	206
% change	15.8%	2.7%	(21.4%)	209.7%	(53.2%)	5.9%

Stabilized	$187	$(107)	$(96)	$32	$(114)	$(98)
Non-stabilized	$127	$130	$9	$33	$5	$304
Change	314	23	(87)	65	(109)	206

Six Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$4,464	$1,881	$748	$162	$268	$7,523
2006	$3,863	$1,586	$841	$60	$370	$6,720
Change	601	295	(93)	102	(102)	803
% change	15.6%	18.6%	(11.1%)	170.0%	(27.6%)	11.9%

Stabilized	$281	$(4)	$(109)	$55	$(113)	$110
Non-stabilized	$320	$299	$16	$47	$11	$693
Change	601	295	(93)	102	(102)	803

FACTORS IMPACTING NET INCOME

Although revenue and net operating income increased during the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007, net income available to common shareholders decreased by approximately $700,000 and $800,000 to $2.2 million and $4.6 million, respectively, for the three months and six months ended October 31, 2007, compared to $2.9 million and $5.4 million for the three months and six months ended October 31, 2006.  The decrease in net income is due in part to the effect of a gain on sale included within discontinued operations in the three and six months ended October 31, 2006.  Additionally, the increases in property operating expenses and real estate taxes discussed above, as well as the following factors, also impacted net income in the second quarter of fiscal year 2008:

•    Increased Mortgage Interest Expense.  Our mortgage interest expense increased approximately $1.4 million, or 10.7%, to approximately $15.4 million during the second quarter of fiscal year 2008, compared to $14.0 million in the second quarter of fiscal year 2007, due to properties newly acquired in fiscal years 2008 and 2007.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.36% as of October 31, 2007, compared to 6.43% as of October 31, 2006.  Our mortgage debt increased approximately $16.5 million, or 1.7%, to approximately $967.6 million as of October 31, 2007, compared to $951.1 million on April 30, 2007.

Mortgage interest expense by reportable segment for the three months and six months ended October 31, 2007 and 2006 is as follows:

Three Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$4,920	$5,777	$2,822	$872	$1,050	$15,441
2006	$4,622	$4,921	$2,821	$561	$1,029	$13,954
Change	298	856	1	311	21	1,487
% change	6.4%	17.4%	0.0%	55.4%	2.0%	10.7%

Stabilized	$39	$(84)	$(78)	$(16)	$4	$(135)
Non-stabilized	$259	$940	$79	$327	$17	$1,622
Change	298	856	1	311	21	1,487

Six Months Ended October 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$9,779	$11,507	$5,646	$1,641	$2,056	$30,629
2006	$9,029	$8,743	$5,620	$1,120	$2,011	$26,523
Change	750	2,764	26	521	45	4,106
% change	8.3%	31.6%	0.5%	46.5%	2.2%	15.5%

Stabilized	$190	$(122)	$(132)	$(30)	$(30)	$(124)
Non-stabilized	$560	$2,887	$157	$551	$75	$4,230
Change	750	2,765	25	521	45	4,106

•      Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $2.4 million in the second quarter of fiscal year 2008, compared to $2.3 million in the second quarter of fiscal year 2007.

CREDIT RISK

The following table lists our top ten commercial tenants on October 31, 2007, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the second quarter of fiscal year 2008.

% of Total Commercial Segments’ Minimum Rents as of October 31, 2007

Lessee
Edgewood Vista Senior Living, Inc.	6.3%
St. Lukes Hospital of Duluth, Inc.	3.9%
Applied Underwriters	2.5%
Best Buy Co., Inc. (NYSE: BBY)	2.3%
UGS Corp.	1.9%
HealthEast Care System	1.8%
Microsoft (Nasdaq: MSFT)	1.7%
Smurfit - Stone Container (Nasdaq: SSCC)	1.6%
UnitedHealth Group (NYSE: UNH)	1.6%
Allina Health System	1.6%
All Others	74.8%
Total Monthly Rent as of October 31, 2007	100.0%

PROPERTY ACQUISITIONS

Acquisitions During the Six Months Ended October 31, 2007:

During the second quarter of fiscal year 2008, IRET completed no property acquisitions.

During the first quarter of fiscal year 2008, the Company acquired four office/warehouse properties and a medical office building for a total purchase price of approximately $27.2 million, excluding closing costs.

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions during the six months ended October 31, 2007.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006

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

FFO applicable to common shares and Units for the three months and six months ended October 31, 2007 increased to $15.6 million and $31.4 million, compared to $13.4 million and $26.0 million for the comparable periods ended October 31, 2006, an increase of 16.4% and 20.8%, respectively.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

Three Months Ended October 31,	(in thousands, except per share amounts)
	2007			2006
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$2,836			$3,508
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	2,243	49,675	$.04	2,915	47,408	$.06
Adjustments:
Minority interest in earnings of Unitholders	859	20,483		1,038	15,757
Depreciation and amortization(1)	12,452			11,262
(Gains)/loss on depreciable property sales	(3)			(1,817)
Funds from operations applicable to common shares and Units	$15,551	70,158	$.22	$13,398	63,165	$.21

Six Months Ended October 31,	(in thousands, except per share amounts)
	2007			2006
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$5,817			$6,621
Less dividends to preferred shareholders	(1,186)			(1,186)
Net income available to common shareholders	4,631	49,169	$.09	5,435	47,225	$.11
Adjustments:
Minority interest in earnings of Unitholders	1,846	20,383		1,771	14,760
Depreciation and amortization(4)	24,937			21,467
(Gains)/loss on depreciable property sales	(2)			(2,637)
Funds from operations applicable to common shares and Units	$31,412	69,552	$.45	$26,036	61,985	$.42

(1)  Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $12,517 and $11,257, and depreciation/amortization from Discontinued Operations of $0 and $62, less corporate-related depreciation and amortization on office equipment and other assets of $65 and $57, for the three months ended October 31, 2007 and 2006, respectively.

(2)  UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)  Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

(4)  Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments  and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $25,065 and $21,403, and depreciation/amortization from Discontinued Operations of $0 and $181, less corporate-related depreciation and amortization on office equipment and other assets of $128 and $117, for the six months ended October 31, 2007 and 2006, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2008 and 2007:

Month	Fiscal Year 2008	Fiscal Year 2007
July 1	$.1665	$.1645
October 1.1670		.1650
Total	$.3335	$.3295

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

SOURCES AND USES OF CASH

As of October 31, 2007, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $10.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of October 31, 2007. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate, (2) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in September 2008, December 2011 and December 2007, respectively.  The Company will seek to renew these lines of credit prior to their expiration.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the second quarter of fiscal year 2008, there were no Units issued in connection with property acquisitions.  In the second quarter of fiscal year 2007, Units valued at $56.8 million were issued in connection with the Company’s acquisition of nine commercial office complexes from subsidiaries of Magnum Resources, Inc.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5% from the market price. The Company issued 243,621 common shares under its DRIP during the second quarter of fiscal year 2008.

Cash and cash equivalents on October 31, 2007 totaled $89.3 million, compared to $67.9 million on October 31, 2006. The net decrease in cash and cash equivalents during this period was $5.5 million. Net cash used for investing activities decreased by $77.6 million, primarily due to less cash received from sales of properties and less cash used for acquisitions compared to the second quarter of fiscal year 2007; and net cash provided by financing activities decreased by $83.0 million primarily due to lower net mortgage loan proceeds offset by the issuance of 6.9 million common shares with net proceeds of $66.4 million as compared to the second quarter of fiscal year 2007.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $967.6 million on October 31, 2007, due to new debt placed on new and existing properties, from $951.1 million on April 30, 2007. Approximately 97.5% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of October 31, 2007, the weighted average rate of interest on the Company’s mortgage debt was 6.36%, compared to 6.43% on April 30, 2007.

Real Estate Owned. Real estate owned increased to $1,529.1 million at October 31, 2007 from $1,489.3 million at April 30, 2007. The increase resulted primarily from the acquisition of the additional investment properties as described above in the “Property Acquisitions ” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2007 were $89.3 million, compared to $44.5 million on April 30, 2007. The increase in cash on hand on October 31, 2007, as compared to April 30, 2007, was due primarily to the net proceeds received from the Company’s sale in October 2007 of 6.9 million common shares in a public offering.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $2.1 million on October 31, 2007, and $2.0 million on April 30, 2007. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 20.1 million Units on October 31, 2007, compared to 20.0 million Units outstanding on April 30, 2007. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2007 totaled 56.4 million, compared to 48.6 million outstanding on April 30, 2007. This increase in common shares outstanding was primarily due to the Company’s October 2007 public offering of 6.9 million shares. The Company also issued common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 281,447 common shares issued on July 2, 2007 and approximately 243,621 common shares issued on October 1, 2007, for total value of $5.4 million. Conversions of 39,544 UPREIT Units to common shares, for a total of $303,000 in shareholders’ equity, in the first three months of fiscal year 2008, and of 379,740 UPREIT Units to common shares for a total for $2.7 million in shareholders equity in the second quarter of fiscal year 2008, also increased the Company’s common shares of beneficial interest outstanding during the three and six months ended October 31, 2007. Preferred shares of beneficial interest outstanding on October 31, 2007 and April 30, 2007 totaled 1.2 million.

PENDING ACQUISTIONS AND DISPOSITIONS

During the second quarter of fiscal year 2008, the Company signed purchase agreements to acquire a portfolio of six medical office buildings located in the Minneapolis/St. Paul metropolitan area for approximately $52.0 million.  In regard to three of the six buildings, the Company would be acquiring leasehold interests only.  We expect to assume the sellers’ existing debt financing of approximately $29.0 million, and pay the approximately $23.0 million balance in cash and/or UPREIT units.  The purchase of these properties is subject to the satisfactory completion by us of due diligence and the satisfaction of other customary closing conditions, and there can be no assurances that these proposed acquisitions will be completed on the general terms described above, or at all.  Also during the second quarter of fiscal year 2008, the Company signed a purchase agreement to acquire a multi-family residential apartment complex in Omaha, Nebraska for a purchase price of approximately $4.7 million, payable in cash and/or UPREIT units.  This proposed acquisition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.

The tenant in four of the Company’s Edgewood Vista senior housing facilities, located in, respectively, Fremont, Nebraska; Hastings, Nebraska; Omaha, Nebraska and Kalispell, Montana, has exercised its options to purchase these properties.  Under the terms of the options, the sale prices for the properties, totaling approximately $3.1 million, were determined on the basis of independent appraisals.  These dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these proposed transactions will be completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 98% of our debt, as of October 31, 2007 (97% as of April 30, 2007), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate increases during the second quarter of fiscal year 2008 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2007, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Fixed Rate	$18,598	$45,414	$126,873	$100,351	$82,701	$569,695	$943,632
Variable Rate	580	3,655	3,588	1,156	3,250	11,751	23,980
							$967,612
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	Remaining Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Fixed Rate	$29,865	$57,708	$52,338	$44,405	$38,104	$167,303	$389,723
Variable Rate(2)	711	1,379	1,143	1,015	847	1,247	6,342
							$396,065
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)     The weighted average interest rate on our debt as of October 31, 2007, was 6.36%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $24.0 million of variable rate indebtedness would increase our annual interest expense by $240,000.

(2)     Based on rates in effect at October 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2007, such disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2008, the Company issued an aggregate of 250,007 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on September 18, 2007, the following action was taken:

The shareholders elected the nine individuals nominated to serve as trustees of the Company until the 2008 Annual Meeting of Shareholders or until the election and qualification of their successors, as set forth in Proxy Item No. 1 in the Company’s notice of the Annual Meeting and the Proxy Statement relating to the Annual Meeting.  The nine individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

Nominee	Votes For	Votes Withheld

Patrick G. Jones	31,574,693	259,042
Timothy P. Mihalick	31,531,868	301,867
Jeffrey L. Miller	31,577,619	256,116
Stephen L. Stenehjem	31,584,081	249,654
John D. Stewart	31,569,777	263,958
Thomas A. Wentz, Jr.	30,947,325	886,410
Edward T. Schafer	31,551,107	282,628
C.W. "Chip" Morgan	31,578,428	255,308
W. David Scott	31,259,951	573,785

The proposal to approve amendment of the Company’s Declaration of Trust to allow the Company to issue shares and provide for transfers of shares without issuing physical certificates to evidence those shares, as set forth in Proxy Item No. 2 in the Company’s Notice of Annual Meeting and the Proxy Statement relating to the Annual Meeting, received the following votes:

  30,126,718 Votes for Approval
  1,116,268 Votes Against
  590,748 Abstentions

There were no broker non-votes for this item.

The proposal to approve the appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal year 2008, as set forth in Proxy Item No. 3, received the following votes:

  31,520,454 Votes for Approval
  82,211 Votes Against
  231,068 Abstentions

There were no broker non-votes for this item.

Item 5. Other Information.

On September 19, 2007, the Compensation Committee of the Board of Trustees voted to increase the compensation paid to the Company’s non-management trustees, retroactive to the start of fiscal year 2008.  A table setting forth the compensation levels for the Company’s non-management trustees for fiscal year 2008 is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10	Material Agreement - Trustee Compensation
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: December 10, 2007