Form 10-Q
period 2008-01-31
INVESTORS REAL ESTATE TRUST
filed 2008-03-11
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2008

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

Yes ☑                            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                       Accelerated filer ☑
Non-accelerated filer ☐                           Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of March 3, 2008, it had 57,411,674.808 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2008

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	January 31, 2008	April 30, 2007
ASSETS
Real estate investments
Property owned	$1,558,560	$1,489,287
Less accumulated depreciation	(209,400)	(180,544)
	1,349,160	1,308,743
Unimproved land	18,635	7,392
Mortgage loan receivable, net of allowance	548	399
Total real estate investments	1,368,343	1,316,534
Other assets
Cash and cash equivalents	76,392	44,516
Marketable securities – available-for-sale	2,160	2,048
Receivable arising from straight-lining of rents, net of allowance	13,753	12,558
Accounts receivable, net of allowance	3,842	3,171
Real estate deposits	1,103	735
Prepaid and other assets	821	568
Intangible assets, net of accumulated amortization	29,025	33,240
Tax, insurance, and other escrow	8,060	7,222
Property and equipment, net	1,487	1,458
Goodwill	1,396	1,397
Deferred charges and leasing costs, net	13,528	11,942
TOTAL ASSETS	$1,519,910	$1,435,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$29,573	$28,995
Mortgages payable	975,785	951,139
Other	1,019	896
TOTAL LIABILITIES	1,006,377	981,030

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	12,768	12,925
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	155,301	156,465
(20,395,411 units at January 31, 2008 and 19,981,259 units at April 30, 2007)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2008 and April 30, 2007, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 56,977,406 shares issued and outstanding at January 31, 2008, and 48,570,461 shares issued and outstanding at April 30, 2007)	433,645	354,495
Accumulated distributions in excess of net income	(115,546)	(96,827)
Accumulated other comprehensive income (loss)	48	(16)
Total shareholders’ equity	345,464	284,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,519,910	$1,435,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months and nine months ended January 31, 2008 and 2007

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2008	2007	2008	2007
REVENUE
Real estate rentals	$44,703	$42,286	$133,469	$118,822
Tenant reimbursement	9,769	8,810	28,919	25,255
TOTAL REVENUE	54,472	51,096	162,388	144,077
OPERATING EXPENSE
Interest	15,840	15,220	46,969	43,126
Depreciation/amortization related to real estate investments	12,165	11,718	36,547	32,663
Utilities	4,192	4,003	12,454	10,634
Maintenance	6,188	4,987	18,225	15,424
Real estate taxes	6,749	6,147	19,659	16,959
Insurance	670	612	1,928	1,761
Property management expenses	3,794	3,309	11,317	10,029
Administrative expenses	1,234	1,169	3,457	3,066
Advisory and trustee services	114	68	354	208
Other operating expenses	343	319	1,053	933
Amortization related to non-real estate investments	356	261	1,039	720
TOTAL OPERATING EXPENSE	51,645	47,813	153,002	135,523
Operating income	2,827	3,283	9,386	8,554
Interest income	953	700	1,646	1,403
Other non-operating income	70	308	443	567
Income before minority interest and discontinued operations and gain (loss) on sale of other investments	3,850	4,291	11,475	10,524
Gain (loss) on sale of other investments	2	0	4	(36)
Minority interest portion of operating partnership income	(858)	(1,054)	(2,704)	(2,303)
Minority interest portion of other partnerships’ (income) loss	(11)	12	25	(13)
Income from continuing operations	2,983	3,249	8,800	8,172
Discontinued operations, net of minority interest	0	205	0	1,903
NET INCOME	2,983	3,454	8,800	10,075
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,390	$2,861	$7,021	$8,296
Earnings per common share from continuing operations	$.04	$.06	$.14	$.13
Earnings per common share from discontinued operations	.00	.00	.00	.04
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.04	$.06	$.14	$.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the nine months ended January 31, 2008

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
Balance May 1, 2007	1,150	$27,317	48,570	$354,495	$(96,827)	$(16)	$284,969
Comprehensive Income
Net income					8,800		8,800
Unrealized gain on securities available-for- sale						64	64
Total comprehensive income							8,864
Distributions – common shares					(25,740)		(25,740)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment plan			883	8,407			8,407
Sale of shares			6,906	66,420			66,420
Redemption of units for common shares			619	4,335			4,335
Fractional shares repurchased			(1)	(12)			(12)
Balance January 31, 2008	1,150	$27,317	56,977	$433,645	$(115,546)	$48	$345,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2008 and 2007

	(in thousands)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,800	$10,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,156	34,289
Minority interest portion of income	2,679	2,922
Gain on sale of real estate, land and other investments	(4)	(2,986)
Loss on impairment of real estate investments	0	640
Bad debt expense	696	335
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,268)	(1,981)
Increase in accounts receivable	(961)	(476)
Increase in prepaid and other assets	(253)	(247)
(Increase) decrease in tax, insurance and other escrow	(838)	1,950
Increase in deferred charges and leasing costs	(3,412)	(3,608)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(128)	2,719
Net cash provided by operating activities	43,467	43,632
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities – available-for-sale	6	828
Net payments of real estate deposits	(368)	(128)
Principal proceeds on mortgage loans receivable	18	17
Investment in mortgage loans receivable	(167)	0
Purchase of marketable securities – available-for-sale	(54)	0
Proceeds from sale of real estate and other investments	471	15,678
Insurance proceeds received	417	0
Payments for acquisitions and improvements of real estate investments	(62,757)	(160,580)
Net cash used by investing activities	(62,434)	(144,185)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	66,420	205
Proceeds from mortgages payable	32,688	235,814
Proceeds from revolving lines of credit	0	15,500
Proceeds from minority partner	0	53
Repurchase of fractional shares and minority interest units	(12)	(14)
Distributions paid to common shareholders, net of reinvestment	(17,907)	(15,475)
Distributions paid to preferred shareholders	(1,779)	(1,779)
Distributions paid to unitholders of operating partnership	(9,526)	(7,239)
Distributions paid to other minority partners	(132)	(153)
Redemption of investment certificates	(11)	(2,350)
Principal payments on mortgages payable	(18,842)	(78,828)
Principal payments on revolving lines of credit and other debt	(56)	(19,063)
Net cash provided by financing activities	50,843	126,671
NET INCREASE IN CASH AND CASH EQUIVALENTS	31,876	26,118
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	44,516	17,485
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,392	$43,603

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2008 and 2007

	(in thousands)
	2008	2007
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$7,833	$7,992
UPREIT distribution reinvestment plan	574	600
Real estate investment acquired through assumption of mortgage loans payable and accrual of costs	10,800	13,167
Assets acquired through the issuance of minority interest units in the operating partnership	10,566	56,791
Operating partnership units converted to shares	4,335	2,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	46,142	41,721
Interest other	63	937
	$46,205	$42,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The remainder of this page has been left blank intentionally.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2008 and 2007

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of January 31, 2008, IRET owned 70 multi-family residential properties with 9,548 apartment units and 154 commercial properties, consisting of office, medical, industrial and retail properties, totaling 10.8 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 73.6% and 70.9%, respectively, as of January 31, 2008 and April 30, 2007. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the impact of adopting SFAS 160 on our consolidated results of operations and financial condition.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). This new standard will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS 141(R) is to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of the standard is prohibited.  The Company is currently evaluating the impact of this statement on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. SFAS 159 is effective for the Company on May 1, 2008.  We are currently assessing the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on May 1, 2008. We are currently evaluating the impact of adopting SFAS 157.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months and nine months ended January 31, 2008 and 2007:

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2008	2007	2008	2007
NUMERATOR
Income from continuing operations	$2,983	$3,249	$8,800	$8,172
Discontinued operations, net	0	205	0	1,903
Net income	2,983	3,454	8,800	10,075
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
Numerator for basic earnings per share – net income available to common shareholders	2,390	2,861	7,021	8,296
Minority interest portion of operating partnership income	858	1,139	2,704	2,909
Numerator for diluted earnings per share	$3,248	$4,000	$9,725	$11,205
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	55,304	47,895	51,214	47,466
Effect of convertible operating partnership units	20,451	19,576	20,406	16,366
Denominator for diluted earnings per share	75,755	67,471	71,620	63,832

Earnings per common share from continuing operations – basic and diluted	$.04	$.06	$.14	$.13
Earnings per common share from discontinued operations – basic and diluted	.00	.00	.00	.04
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.04	$.06	$.14	$.17

NOTE 4 • SHAREHOLDERS’ EQUITY

During the second quarter of fiscal year 2008, the Company sold 6,900,000 common shares in a public offering, at an offering price of $10.20 per share before underwriting discounts and commissions.  Net proceeds of the offering (after deducting underwriting discounts and offering expenses) included in shareholders’ equity totaled $66.4 million. In addition, as of January 31, 2008, 619,435 Units have been converted to common shares during fiscal year 2008, with a total value of $4.3 million included in shareholders’ equity, and approximately 6,152 common shares have been issued under the Company’s 401(k) plan, with a total value of $59,303 included in shareholders’ equity.

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

The revenues and net operating income for these reportable segments are summarized as follows for the three month and nine month periods ended January 31, 2008 and 2007, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

Three Months Ended January 31, 2008	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,419	$20,621	$8,879	$3,028	$3,525	$54,472
Real estate expenses	8,640	8,853	2,259	710	1,131	21,593
Net operating income	$9,779	$11,768	$6,620	$2,318	$2,394	32,879
Interest						(15,840)
Depreciation/amortization						(12,521)
Administrative, advisory and trustee fees						(1,348)
Operating expenses						(343)
Non-operating income						1,023
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$3,850

Three Months Ended January 31, 2007	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$16,956	$19,950	$8,729	$2,058	$3,403	$51,096
Real estate expenses	7,708	7,940	2,009	297	1,104	19,058
Net operating income	$9,248	$12,010	$6,720	$1,761	$2,299	32,038
Interest						(15,220)
Depreciation/amortization						(11,979)
Administrative, advisory and trustee fees						(1,237)
Operating expenses						(319)
Non-operating income						1,008
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$4,291

Nine Months Ended January 31, 2008	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$54,529	$61,835	$26,764	$8,718	$10,542	$162,388
Real estate expenses	25,655	26,297	6,575	1,836	3,220	63,583
Net operating income	$28,874	$35,538	$20,189	$6,882	$7,322	98,805
Interest						(46,969)
Depreciation/amortization						(37,586)
Administrative, advisory and trustee fees						(3,811)
Operating expenses						(1,053)
Non-operating income						2,089
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$11,475

Nine Months Ended January 31, 2007	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$49,822	$52,574	$25,817	$5,637	$10,227	$144,077
Real estate expenses	23,055	21,447	6,296	800	3,209	54,807
Net operating income	$26,767	$31,127	$19,521	$4,837	$7,018	89,270
Interest						(43,126)
Depreciation/amortization						(33,383)
Administrative, advisory and trustee fees						(3,274)
Operating expenses						(933)
Non-operating income						1,970
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$10,524

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of January 31, 2008, and April 30, 2007, along with reconciliations to the condensed consolidated financial statements:

As of January 31, 2008	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total
Segment Assets
Property owned	$509,989	$554,300	$279,966	$97,715	$116,590	$1,558,560
Less accumulated depreciation/amortization	(99,282)	(54,534)	(30,064)	(9,876)	(15,644)	(209,400)
Total property owned	$410,707	$499,766	$249,902	$87,839	$100,946	1,349,160

Cash						76,392
Marketable securities						2,160
Receivables and other assets						73,015
Unimproved land						18,635
Mortgage receivables						548
Total Assets						$1,519,910

As of April 30, 2007	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total
Segment Assets
Property owned	$489,644	$536,431	$274,779	$75,257	$113,176	$1,489,287
Less accumulated depreciation/amortization	(89,541)	(44,204)	(24,787)	(8,257)	(13,755)	(180,544)
Total property owned	$400,103	$492,227	$249,992	$67,000	$99,421	1,308,743

Cash						44,516
Marketable securities						2,048
Receivables and other assets						72,291
Unimproved land						7,392
Mortgage receivables						399
Total Assets						$1,435,389

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

Purchase Options. The Company has granted options to purchase certain Company properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of 2% to 2.5% of the initial cost of the property to the Company. As of January 31, 2008, the total property cost of the 17 properties subject to purchase options was approximately $128.7 million, and the total gross rental revenues from these properties were approximately $3.2 million and  $9.7 million, respectively for the three and nine months ended January 31, 2008.

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

Restrictions on Taxable Dispositions.  Approximately 133 of IRET’s properties, consisting of approximately 6.6 million square feet of the Company’s combined commercial segments’ properties and 4,104 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $790.6 million at January 31, 2008.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of January 31, 2008, IRET’s funding commitments include the following:

Southdale Medical Building Expansion Project:  In July 2007, the Company signed a lease with an anchor tenant committing the Company to construct an approximately 26,000 square foot addition to the Company’s existing Southdale Medical Building located in Edina, Minnesota.  The estimated cost of this expansion project is approximately $7.5 million, with an additional approximately $2.0 million in relocation, tenant improvement and leasing costs expected to be incurred to relocate tenants in the existing facility.  Construction began in September 2007, and the expansion project is scheduled for completion in July 2008. As of January 31, 2008, the Company has funded approximately $3.0 million in construction costs for this expansion project.

IRET Corporate Plaza:  During fiscal year 2007, the Company purchased an unimproved parcel of land in Minot, North Dakota for approximately $1.8 million.  The Company is constructing mixed-use project on this site, to consist of approximately 67 apartments and 60,100 rentable square feet of office and retail space.  The Company currently plans to move its Minot, North Dakota offices to this location, occupying approximately one-third of the proposed office/retail space.   Current estimates are that the project will be completed in the second quarter of the Company’s fiscal year 2009, at a total cost of approximately $17.8 million.  As of January 31, 2008, the Company has funded approximately $6.7 million of the estimated construction cost of this project.

2828 Chicago Avenue Medical Building:  In fiscal year 2006, IRET purchased an approximately 55,000 square foot, five-story medical office building located in Minneapolis, Minnesota.  During fiscal year 2007, IRET committed to construct an approximately 56,239 square foot medical office building adjacent to the existing structure, and an adjoining parking ramp, with a planned project completion date of August 2008 and an estimated total project cost of $15.7 million. As of January 31, 2008, approximately 71% of this new medical office building was pre-leased to two tenants.  Construction on the project began in August 2007, and as of January 31, 2008, the Company has paid approximately $5.1 million in construction costs.

Construction interest capitalized for the three month periods ended January 31, 2008 and 2007, respectively, was $108,771 and $35,140 for construction projects completed and in progress.  Construction interest capitalized for the nine month periods ended January 31, 2008 and 2007, respectively, was $139,291 and $52,913 for construction projects completed and in progress.

Pending Acquisitions and Dispositions.  During the third quarter of fiscal year 2008, the Company signed a purchase agreement to acquire a one-story, approximately 199,000 sq. ft. office/warehouse located in Eagan, MN, for a total purchase price of $6.4 million, payable in cash and UPREIT Units.  This proposed acquisition, which is expected to close in the fourth quarter of the Company’s current fiscal year, is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.  Also during the third quarter of fiscal year 2008, the Company entered into an agreement to sell a multi-family residential property located in Devils Lake, North Dakota, for a sale price of approximately $940,000.  This disposition is subject to various closing conditions and contingencies, and no assurances can be given that this proposed sale will be completed.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as discontinued operations during the nine months ended January 31, 2008. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations.

	Three Months Ended January 31	Nine Months Ended January31

	(in thousands)
	2007	2007
REVENUE
Real estate rentals	$311	$1,222
Tenant reimbursements	14	49
TOTAL REVENUE	325	1,271
OPERATING EXPENSE
Interest	79	346
Depreciation/amortization related to real estate investments	50	231
Utilities	45	117
Maintenance	14	151
Real estate taxes	37	149
Insurance	8	25
Property management expenses	31	114
Administrative expenses	0	2
Other operating expenses	0	9
Loss on impairment of real estate	120	640
TOTAL OPERATING EXPENSE	384	1,784
Operating loss	(59)	(513)
Other non-operating income	0	0
Loss before minority interest and gain on sale of other investments	(59)	(513)
Minority interest portion of operating partnership income	(85)	(606)
Gain on sale of discontinued operations	349	3,022
Discontinued operations, net of minority interest	$205	$1,903

NOTE 8 • ACQUISITIONS

Acquisitions During the Nine Months Ended January 31, 2008:

During the third quarter of fiscal year 2008, IRET acquired two commercial office properties and a multi-family residential complex for a total of approximately $18.2 million, and completed construction of an apartment building for a cost of $6.2 million.  The Company had no material dispositions in the third quarter of fiscal year 2008.

During the second quarter of fiscal year 2008, IRET completed no property acquisitions.

During the first quarter of fiscal year 2008, the Company acquired four office/warehouse properties and a medical office building for a total purchase price of approximately $27.2 million, excluding closing costs.

The following table details the Company’s acquisitions during the nine months ended January 31, 2008:

Acquisitions	(in thousands)
Acquisition Cost

Multi-Family Residential
96 – unit Greenfield Apartments – Omaha, NE	$4,700
67 – unit Cottonwood Lake IV – Bismarck, ND*	6,191

Commercial Property – Office
20,528 sq. ft. Plymouth 5095 Nathan Lane Office Building – Plymouth, MN	2,000
78,560 sq. ft. 610 Business Center IV – Brooklyn Park, MN	6,500
64,607 sq. ft. Intertech Office Building – Fenton, MO	7,000

Commercial Property – Medical (including senior housing/assisted living)
18,502 sq. ft. Barry Pointe Medical Building – Kansas City, MO	3,200

Commercial Property – Industrial
50,400 sq. ft. Cedar Lake Business Center – St. Louis Park, MN	4,040
528,353 sq. ft. Urbandale Warehouse Building – Urbandale, IA	14,000
69,600 sq. ft. Woodbury 1865 Woodlane – Woodbury, MN	4,000

Total Property Acquisitions	$51,631

*  Development property placed in service January 2, 2008.

NOTE 9 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On February 20, 2008, the Company’s Board of Trustees declared a regular quarterly distribution of 16.80 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable April 1, 2008, to common shareholders and unitholders of record on March 14, 2008. Also on February 20, 2008, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable March 31, 2008, to preferred shareholders of record on March 14, 2008.

Completed Acquisitions.  Subsequent to the third quarter of fiscal year 2008, the Company closed on the following acquisitions:

Senior Housing Portfolio:  In February 2008, the Company closed on its acquisition of three senior housing facilities with a total of 92 units/beds for an aggregate purchase price (excluding closing costs) of $12.6 million.  IRET acquired these facilities through its purchase, from Edgewood Vista Senior Living, Inc. (“Edgewood Vista”), a developer and operator of senior living communities with which IRET has had an existing landlord/tenant relationship, of three limited liability companies that own the facilities.  In March 2008, IRET closed on the acquisition of an additional five senior housing facilities owned by Edgewood Vista with a total of 237 units/beds for an aggregate purchase price (excluding closing costs) of $32.1 million.  These eight facilities are located in Montana, Nebraska, Minnesota, North Dakota and South Dakota.  IRET has leased the facilities to Sunwest Management, Inc. (“Sunwest”).  Sunwest is acquiring the assets of Edgewood Vista.  As part of the acquisition transactions summarized above, IRET also bought out certain options held by Edgewood Vista to purchase various senior housing facilities owned by IRET and leased by Edgewood Vista.  IRET made a net payment of $14.8 million to Edgewood Vista to extinguish purchase options on eleven of IRET’s senior housing facilities with a total of 741 units/beds, located in Bismarck, North Dakota; Spearfish, South Dakota; Brainerd, Minnesota; Hermantown, Minnesota (two facilities); Omaha, Nebraska; Fremont, Nebraska; Hastings, Nebraska; Kalispell, Montana; Missoula, Montana, and Virginia, Minnesota.  IRET has leased these eleven facilities to Sunwest.

Minnesota Medical Portfolio: Also subsequent to the third quarter of fiscal year 2008, in March 2008, IRET closed on its acquisition of a portfolio of six medical office properties located in the greater Minneapolis, Minnesota metropolitan area.  In regard to three of the six buildings, the Company acquired leasehold interests only.  IRET paid $6.9 million in cash for the portfolio, assumed existing financing totaling approximately $17.8 million, placed new financing of $21.9 million, and caused the issuance of approximately 567,000 limited partnership units of its operating partnership, IRET Properties, valued at $9.45 per unit or approximately $5.4 million in total, for a total aggregate consideration for the portfolio of $52 million, excluding acquisition costs, and excluding costs totaling approximately $1.7 million associated with the early prepayment of the debt encumbering four of the six locations.  The portfolio was purchased from a group of local private investors who developed the properties. The properties acquired by IRET in this transaction are as follows:

6405 France Medical:  IRET acquired the sellers’ interest in a lease of air rights covering three floors of this five-story medical office building located in Edina, Minnesota.  The three floors total approximately 55,478 rentable square feet (“rsf”).  The remaining two floors are owned by the air rights lessor, Fairview Health Services.  The air-rights lease has an original term of 50 years, of which 43 years are remaining, and provides for two options to extend, the first such extension for a term of 15 years (through November 31, 2066), and the second option for a term of 10 years (through November 30, 2076).  At the end of the lease term, title to the improvements will revert to the lessor.  The annual rent payment under the air rights lease is $75,000 for the first 25 years.   Annual rent is adjusted in the 26th year and each decade thereafter to the greater of $100,000 or 10% of the fair market value of the air rights parcel.  The lessor has fair market value purchase options commencing in December 2011 and every 10 years thereafter.  The 6405 France Medical building is connected to Fairview Southdale Hospital.

6363 France Medical:  a five-story, approximately 70,934 rsf medical office building in Edina, Minnesota, located adjacent to Fairview Southdale Hospital, and connected to the hospital by an underground tunnel.  The property is subject to a ground lease terminating in February 2045.  The current annual rent payment under the ground lease is $42,500; the annual rent adjusts in the 11th year of the lease and at eight-year intervals thereafter, to an amount that is equal to 10% of the fair market value of the underlying land.  Title to the improvements on the property reverts to the ground lessor (Fairview Hospital and Healthcare Services) at the end of the term.

Riverside Medical:  a five-story, approximately 57,212 rsf medical office building located in Minneapolis, Minnesota.  The property is subject to a ground lease terminating in October 2041.  The ground lease provides for three options to extend the term, the first such extension for 15 years, and the other two for 10 years each.  Through October 2011, IRET will pay ground rent of $25,000 per year.  Beginning in November 2011 (the 21st year of the lease) IRET will owe annual ground rent of the greater of $25,000 or 10% of the fair market value of the underlying land as determined by appraisal.  The annual ground rent is to be re-determined using this method every subsequent eight years.  The Riverside Medical building is located on the campus of Riverside Hospital and is connected to the main hospital buildings by an underground tunnel.

Ridgeview Medical:  a three-story, approximately 53,466 rsf medical office building located on the Fairview Ridges Hospital campus in Burnsville, Minnesota.  The building is connected to the main hospital.

Ridgeview South:  a three-story, approximately 36,199 rsf medical office building located on the Fairview Ridges Hospital campus in Burnsville, Minnesota.  The building is connected to the hospital.

1440 Duckwood Medical:  a one-story, approximately 17,640 rsf off-campus medical office building located in Eagan, Minnesota.

Pending Acquisition.  Subsequent to the third quarter of fiscal year 2008, IRET signed an agreement to acquire a two-building senior housing complex located in Minot, North Dakota, and constructed in 1995, consisting of two single-story facilities containing approximately 93,708 square feet and 9,693 square feet, respectively, with a combined total of 184 units/beds, for a purchase price of $14.8 million.  This acquisition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.

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

Overview. IRET is a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2008, our real estate portfolio consisted of 70 multi-family residential properties containing 9,548 apartment units and having a total carrying amount (net of accumulated depreciation and intangibles) of $410.7 million, and 154 commercial properties containing approximately 10.8 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $938.5 million. Our commercial properties consist of:

•   66 office properties containing approximately 4.9 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $499.8 million;

•   35 medical properties (including senior housing) containing approximately 1.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $249.9 million;

•   16 industrial properties containing approximately 2.7 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $87.8 million; and

•   37 retail properties containing approximately 1.5 million square feet of leasable space and having a total carrying amount (net of accumulated depreciation and intangibles) of $101.0 million.

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

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the third quarter of fiscal year 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2008 AND 2007

REVENUES

Total IRET revenues for the third quarter of fiscal year 2008 were $54.5 million, compared to $51.1 million recorded in the third quarter of the prior fiscal year. This is an increase of $3.4 million or 6.7%. Revenues for the nine months ended January 31, 2008 were $162.4 million compared to $144.1 million in the nine months ended January 31, 2007. This is an increase of $18.3 million or 12.7%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal years 2007 and 2008, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue Three Months ended January 31, 2008	Increase in Total Revenue Nine Months ended January 31, 2008

Rent in Fiscal 2008 from 21 properties acquired in Fiscal 2007 in excess of that received in Fiscal 2007 from the same 21 properties	$1,379	$13,336
Rent from 8 properties acquired in Fiscal 2008	1,004	2,119
Increase in rental income on stabilized properties primarily due to a decrease in tenant concessions granted	992	2,856
Net increase in total revenue	$3,375	$18,311

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

The following tables show revenues, operating expenses and NOI by reportable operating segment for the three months and nine months ended January 31, 2008 and 2007.   For a reconciliation of net operating income of reportable segments to income before minority interest and discontinued operations and (loss) gain on sale of other investments as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

The tables also show net operating income by reportable operating segment on a stabilized property and non-stabilized property (all property) basis.  Stabilized properties are properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from the stabilized property category).  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.  Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements.

	(in thousands)
Three Months Ended January 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,419	$20,621	$8,879	$3,028	$3,525	$54,472
Real estate expenses
Utilities	1,836	1,711	487	53	105	4,192
Maintenance	2,309	2,700	687	190	302	6,188
Real estate taxes	1,931	3,247	671	333	567	6,749
Insurance	292	226	74	35	43	670
Property management	2,272	969	340	99	114	3,794
Total expenses	$8,640	$8,853	$2,259	$710	$1,131	$21,593
Net operating income	$9,779	$11,768	$6,620	$2,318	$2,394	$32,879

Stabilized net operating income	$9,007	$8,347	$6,382	$1,561	$2,341	$27,638
Non-stabilized net operating income	772	3,421	238	757	53	5,241
Total net operating income	$9,779	$11,768	$6,620	$2,318	$2,394	$32,879

	(in thousands)
Three Months Ended January 31, 2007	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$16,956	$19,950	$8,729	$2,058	$3,403	$51,096
Real estate expenses
Utilities	1,846	1,632	387	24	114	4,003
Maintenance	1,849	2,299	582	23	234	4,987
Real estate taxes	1,906	2,959	543	196	543	6,147
Insurance	276	209	67	20	40	612
Property management	1,831	841	430	34	173	3,309
Total expenses	$7,708	$7,940	$2,009	$297	$1,104	$19,058
Net operating income	$9,248	$12,010	$6,720	$1,761	$2,299	$32,038

Stabilized net operating income	$8,882	$8,450	$6,638	$1,603	$2,193	$27,766
Non-stabilized net operating income	366	3,560	82	158	106	4,272
Total net operating income	$9,248	$12,010	$6,720	$1,761	$2,299	$32,038

	(in thousands)
Nine Months Ended January 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$54,529	$61,835	$26,764	$8,718	$10,542	$162,388
Real estate expenses
Utilities	4,998	5,600	1,474	103	279	12,454
Maintenance	7,329	7,783	1,873	400	840	18,225
Real estate taxes	5,722	9,392	1,980	972	1,593	19,659
Insurance	871	671	160	99	127	1,928
Property management	6,735	2,851	1,088	262	381	11,317
Total expenses	$25,655	$26,297	$6,575	$1,836	$3,220	$63,583
Net operating income	$28,874	$35,538	$20,189	$6,882	$7,322	$98,805

Stabilized net operating income	$26,769	$25,169	$19,509	$4,814	$7,081	$83,342
Non-stabilized net operating income	2,105	10,369	680	2,068	241	15,463
Total net operating income	$28,874	$35,538	$20,189	$6,882	$7,322	$98,805

	(in thousands)
Nine Months Ended January 31, 2007	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$49,822	$52,574	$25,817	$5,637	$10,227	$144,077
Real estate expenses
Utilities	4,570	4,418	1,303	48	295	10,634
Maintenance	6,521	6,276	1,835	113	679	15,424
Real estate taxes	5,447	7,770	1,683	491	1,568	16,959
Insurance	823	555	204	55	124	1,761
Property management	5,694	2,428	1,271	93	543	10,029
Total expenses	$23,055	$21,447	$6,296	$800	$3,209	$54,807
Net operating income	$26,767	$31,127	$19,521	$4,837	$7,018	$89,270

Stabilized net operating income	$26,124	$25,857	$19,353	$4,680	$6,779	$82,793
Non-stabilized net operating income	643	5,270	168	157	239	6,477
Total net operating income	$26,767	$31,127	$19,521	$4,837	$7,018	$89,270

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in the three months and nine months ended January 31, 2008 compared to the year-earlier periods in all of our reportable segments, despite declines in economic occupancy rates in three of our five segments during the three months ended January 31, 2008 and in two of our five segments during the nine months ended January 31, 2008 compared to the three months and nine months ended January 31, 2007.  Our overall level of tenant concessions declined in the first three months and nine months of fiscal year 2008 compared to the year-earlier periods.  Revenue increases in the first three and nine months of fiscal year 2008 compared to the first three and nine months of fiscal year 2007 were offset somewhat by increases in utility, maintenance, real estate tax, insurance and property management expense.

•  Economic Occupancy.  During the three months ended January 31, 2008, economic occupancy levels at our stabilized properties declined from year-earlier levels in three of our five reportable segments.  During the nine months ended January 31, 2008, economic occupancy levels at our stabilized properties declined in tow of our five segments, compared to year-earlier levels. Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.   Economic occupancy rates on a stabilized property and all property basis for the third quarter and first nine months of fiscal year 2008, compared to the third quarter and first nine months of fiscal year 2007, are shown below:

	Stabilized Properties		All Properties
	Three Months Ended January 31,		Three Months Ended January 31,
	2008	2007	2008	2007
Multi-Family Residential	93.7%	93.2%	93.1%	93.2%
Commercial Office	90.8%	90.3%	91.3%	92.3%
Commercial Medical	95.2%	96.8%	95.4%	96.9%
Commercial Industrial	93.9%	96.4%	94.3%	96.6%
Commercial Retail	87.1%	89.4%	87.4%	89.7%

	Stabilized Properties		All Properties
	Nine Months Ended January 31,		Nine Months Ended January 31,
	2008	2007	2008	2007
Multi-Family Residential	93.5%	93.5%	92.9%	93.5%
Commercial Office	91.5%	90.9%	92.5%	91.8%
Commercial Medical	95.5%	96.8%	95.7%	96.9%
Commercial Industrial	96.7%	93.9%	96.5%	94.1%
Commercial Retail	86.8%	89.3%	87.1%	89.6%

During the third quarter of fiscal year 2008, continuing turmoil in the United States financial markets, primarily in response to the sub-prime mortgage market decline, have caused disruptions in the broader United States economy and capital markets.  As this economic uncertainty has increased, we have observed a pause in demand for new or expansion space across our entire commercial portfolio, except medical office buildings where demand continues to be strong.  Lease renewals by existing commercial tenants, however, appear to be stable at net rental rates and terms approximately equal to existing rates and terms.  We have yet to experience any significant increase in past due rent or defaults by our existing commercial tenants due to the current economic climate.  Assuming no material deterioration in the economy, based on current conditions we currently expect that we will see overall stable to slightly decreased occupancy levels and rental rates in our office, retail and industrial segments during the remainder of fiscal year 2008 and continuing into fiscal year 2009.  We consider the prospects for our medical office segment to be strong in terms of both occupancy levels and rental rates, and we also currently expect to see continued improvement in our multi-family residential segment, provided that we succeed in our effort to control expenses, which accelerated during the third quarter of fiscal year 2008.

•  Concessions.  Our overall level of tenant concessions declined in the three months and nine months ended January 31, 2008 compared to the year-earlier periods.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three months ended January 31, 2008 will lower, over the lives of the respective leases, our operating revenues by approximately $549,000, as compared to an approximately $1.0 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three months ended January 31, 2007. Rent concessions offered during the nine months ended

January 31, 2008 will lower, over the lives of the respective leases, our operating revenues by approximately $2.3 million, as compared to an approximately $4.0 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the nine months ended January 31, 2007:

	(in thousands)
	Three Months Ended January 31,
	2008	2007	%Change
Multi-Family Residential	$475	$714	(33.5%)
Commercial Office	$66	$306	(78.4%)
Commercial Medical	$0	$8	0%
Commercial Industrial	$0	$5	0%
Commercial Retail	$8	$7	14.3%
Total	$549	$1,040	(47.2%)

	(in thousands)
	Nine Months Ended January 31,
	2008	2007	%Change
Multi-Family Residential	$1,771	$2,465	(28.2%)
Commercial Office	$508	$1,468	(65.4%)
Commercial Medical	$4	$66	(93.9%)
Commercial Industrial	$0	$5	0%
Commercial Retail	$17	$21	(19.0%)
Total	$2,300	$4,025	(42.9%)

•   Increased Maintenance Expense.  Maintenance expenses totaled $6.2 million and $18.2 million, respectively, for the three and nine months ended January 31, 2008, compared to $5.0 million and $15.4 million for the three and nine months ended January 31, 2007.  Maintenance expenses at properties newly acquired in fiscal years 2008 and 2007 added $418,000 to the maintenance expenses category, while maintenance expenses at existing (“stabilized”) properties increased by $783,000, resulting in an increase in maintenance expenses of $1.2 million, or 24.1% for the three months ended January 31, 2008, compared to the corresponding period in fiscal year 2007.  For the nine months ended January 31, 2008, maintenance costs at properties newly acquired in fiscal years 2008 and 2007 added $1.9 million to the maintenance expenses category, and maintenance expenses at stabilized properties increased by $860,000, resulting in an increase of $2.8 million, or 18.2%, in maintenance costs, compared to the nine months ended January 31, 2007.  The increase in maintenance costs at our stabilized properties is due primarily to the large snowfall experienced by certain IRET markets resulting in increased snow removal costs.

Maintenance expenses by reportable segment for the three months and nine months ended January 31, 2008 and 2007 are as follows:

Three Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$2,309	$2,700	$687	$190	$302	$6,188
2007	$1,849	$2,299	$582	$23	$234	$4,987
Change	460	401	105	167	68	1,201
% change	24.9%	17.4%	18.0%	726.1%	29.1%	24.1%

Stabilized	$374	$212	$72	$58	$67	$783
Non-stabilized	$86	$189	$33	$109	$1	$418
Change	460	401	105	167	68	1,201

Nine Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$7,329	$7,783	$1,873	$400	$840	$18,225
2007	$6,521	$6,276	$1,835	$113	$679	$15,424
Change	808	1,507	38	287	161	2,801
% change	12.4%	24.0%	2.1%	254.0%	23.7%	18.2%

Stabilized	$390	$318	$(49)	$46	$155	$860
Non-stabilized	$418	$1,189	$87	$241	$6	$1,941
Change	808	1,507	38	287	161	2,801

•   Increased Utility Expense.  Utility expense totaled $4.2 million and $12.5 million, respectively, for the three and nine months ended January 31, 2008, compared to $4.0 million and $10.6 million for the three and nine months ended January 31, 2007. Utility expenses at properties newly acquired in fiscal years 2008 and 2007 added $250,000 to the utility expenses category, while utility expenses at existing properties decreased by $61,000, resulting in a net increase of $189,000 or 4.7% for the three months ended January 31, 2008, compared to the corresponding period in fiscal year 2007.  For the nine months ended January 31, 2008, utility expenses at properties newly acquired added $1.2 million to the utility expenses category, while utility expenses at existing properties increased by $583,000, resulting in an increase in utility expenses of $1.8 million or 17.1%, in utility expenses, compared to the nine months ended January 31, 2007.  The increases in utility costs at our stabilized properties are due primarily to unusually warm weather in certain of IRET’s markets, resulting in increased cooling costs.

Utility expenses by reportable segment for the three months and nine months ended January 31, 2008 and 2007 are as follows:

Three Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$1,836	$1,711	$487	$53	$105	$4,192
2007	$1,846	$1,632	$387	$24	$114	$4,003
Change	(10)	79	100	29	(9)	189
% change	(0.5%)	4.8%	25.8%	120.8%	(7.9%)	4.7%

Stabilized	$(102)	$(14)	$72	$(9)	$(8)	$(61)
Non-stabilized	$92	$93	$28	$38	$(1)	$250
Change	(10)	79	100	29	(9)	189

Nine Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$4,998	$5,600	$1,474	$103	$279	$12,454
2007	$4,570	$4,418	$1,303	$48	$295	$10,634
Change	428	1,182	171	55	(16)	1,820
% change	9.4%	26.8%	13.1%	114.6%	(5.4%)	17.1%

Stabilized	$122	$374	$108	$(5)	$(16)	$583
Non-stabilized	$306	$808	$63	$60	$0	$1,237
Change	428	1,182	171	55	(16)	1,820

•  Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2008 and 2007 added $466,000 and $2.2 million, respectively, to real estate tax expense in the three months and nine months ended January 31, 2008, compared to the year-earlier periods.  Real estate taxes on existing (stabilized) properties increased by $136,000 and $541,000, respectively, for total increases of $602,000 and $2.7 million, or 9.8% and 15.9%, compared to the year-earlier periods.

Three Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$1,931	$3,247	$671	$333	$567	$6,749
2007	$1,906	$2,959	$543	$196	$543	$6,147
Change	25	288	128	137	24	602
% change	1.3%	9.7%	23.6%	69.9%	4.4%	9.8%

Stabilized	$(67)	$114	$95	$23	$(29)	$136
Non-stabilized	$92	$174	$33	$114	$53	$466
Change	25	288	128	137	24	602

Nine Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$5,722	$9,392	$1,980	$972	$1,593	$19,659
2007	$5,447	$7,770	$1,683	$491	$1,568	$16,959
Change	275	1,622	297	481	25	2,700
% change	5.0%	20.9%	17.6%	98.0%	1.6%	15.9%

Stabilized	$(75)	$307	$230	$106	$(27)	$541
Non-stabilized	$350	$1,315	$67	$375	$52	$2,159
Change	275	1,622	297	481	25	2,700

•  Increased Insurance Expense.  Insurance expense totaled $670,000 and $1.9 million, respectively, for the three and nine months ended January 31, 2008, compared to $612,000 and $1.8 million for the three and nine months ended January 31, 2007.  Insurance expenses at properties newly acquired in fiscal years 2008 and 2007 added $39,000 to the insurance expense category, while insurance expense at existing properties increased by $19,000, resulting in an increase in insurance expenses of $58,000 in the three months ended January 31, 2008, a 9.5% increase over insurance expenses in the three months ended January 31, 2007.  For the nine months ended January 31, 2008, insurance expenses at properties newly acquired in fiscal years 2008 and 2007 added $200,000 to the insurance expenses category, while insurance expenses at existing properties decreased by $33,000, resulting in a net increase of $167,000 in insurance expenses, a 9.5% increase over insurance expenses in the nine months ended January31, 2007.

Insurance expense by reportable segment for the three months and nine months ended January 31,  2008 and 2007 is as follows:

Three Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$292	$226	$74	$35	$43	$670
2007	$276	$209	$67	$20	$40	$612
Change	16	17	7	15	3	58
% change	5.8%	8.1%	10.4%	75.0%	7.5%	9.5%

Stabilized	$1	$12	$6	$(1)	$1	$19
Non-stabilized	$15	$5	$1	$16	$2	$39
Change	16	17	7	15	3	58

Nine Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$871	$671	$160	$99	$127	$1,928
2007	$823	$555	$204	$55	$124	$1,761
Change	48	116	(44)	44	3	167
% change	5.8%	20.9%	(21.6%)	80.0%	2.4%	9.5%

Stabilized	$(6)	$26	$(50)	$(4)	$1	$(33)
Non-stabilized	$54	$90	$6	$48	$2	$200
Change	48	116	(44)	44	3	167

•  Increased Property Management Expense.  Property management expense totaled $3.8 million and $11.3 million, respectively, for the three and nine months ended January 31, 2008, compared to $3.3 million and $10.0 million for the three and nine months ended January 31, 2007.  Property management expenses at properties newly acquired in fiscal years 2008 and 2007 added $241,000 and $930,000, respectively, to the property management expenses category in the three and nine months ended January 31, 2008.  Property management expenses increased by $244,000 and $358,000, respectively, at existing properties for the three and nine months ended January 31, 2008 compared to the three and nine months ended January 31, 2007. The increase is primarily due to an increase in the provision for bad debts at residential properties.

Property management expense by reportable segment for the three months and nine months ended January 31, 2008 and 2007 is as follows:

Three Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$2,272	$969	$340	$99	$114	$3,794
2007	$1,831	$841	$430	$34	$173	$3,309
Change	441	128	(90)	65	(59)	485
% change	24.1%	15.2%	(20.9%)	191.2%	(34.1%)	14.7%

Stabilized	$324	$54	$(99)	$30	$(65)	$244
Non-stabilized	$117	$74	$9	$35	$6	$241
Change	441	128	(90)	65	(59)	485

Nine Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$6,735	$2,851	$1,088	$262	$381	$11,317
2007	$5,694	$2,428	$1,271	$93	$543	$10,029
Change	1,041	423	(183)	169	(162)	1,288
% change	18.3%	17.4%	(14.4%)	181.7%	(29.8%)	12.8%

Stabilized	$605	$53	$(208)	$85	$(177)	$358
Non-stabilized	$436	$370	$25	$84	$15	$930
Change	1,041	423	(183)	169	(162)	1,288

FACTORS IMPACTING NET INCOME

Although revenue and net operating income increased during the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007, net income available to common shareholders decreased by approximately $471,000 and $1.3 million to $2.4 million and $7.0 million, respectively, for the three months and nine months ended January 31, 2008, compared to $2.9 million and $8.3 million for the three months and nine months ended January 31, 2007.  The decrease in net income is due in part to the effect of a gain on sale included within discontinued operations in the three and nine months ended January 31, 2007.  Additionally, the increases in property operating expenses and real estate taxes discussed above, as well as the following factors, also impacted net income in the third quarter of fiscal year 2008:

•  Increased Mortgage Interest Expense.  Mortgage interest expense increased approximately $617,000, or 4.1%, to approximately $15.6 million during the third quarter of fiscal year 2008, compared to $15.0 million in the third quarter of fiscal year 2007, due to properties newly acquired in fiscal years 2008 and 2007.  Mortgage interest expense increased approximately $4.7 million or 11.4% to approximately $46.3 million during the nine months ended for fiscal year 2008, compared to $41.5 million in the same period fiscal 2007.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.44% as of January 31, 2008, compared to 6.45% as of January 31, 2007.  Our mortgage debt increased approximately $24.6 million, or 2.6%, to approximately $975.8 million as of January 31, 2008, compared to $951.1 million on April 30, 2007.

Mortgage interest expense by reportable segment for the three months and nine months ended January 31, 2008 and 2007 is as follows:

Three Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$4,923	$5,823	$2,900	$925	$1,057	$15,628
2007	$4,861	$5,697	$2,853	$557	$1,043	$15,011
Change	62	126	47	368	14	617
% change	1.3%	2.2%	1.6%	66.1%	1.3%	4.1%

Stabilized	$(57)	$(46)	$8	$(20)	$14	$(101)
Non-stabilized	$119	$172	$39	$388	$0	$718
Change	62	126	47	368	14	617

Nine Months Ended January 31,	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$14,702	$17,331	$8,546	$2,566	$3,113	$46,258
2007	$13,891	$14,440	$8,474	$1,676	$3,053	$41,534
Change	811	2,891	72	890	60	4,724
% change	5.8%	20.0%	0.8%	53.1%	2.0%	11.4%

Stabilized	$136	$(168)	$(124)	$(50)	$(15)	$(221)
Non-stabilized	$675	$3,059	$196	$940	$75	$4,945
Change	811	2,891	72	890	60	4,724

•  Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $2.3 million in the third quarter of fiscal year 2008, compared to $2.6 million in the third quarter of fiscal year 2007, and $7.3 million for the nine months fiscal 2008, compared to $6.8 million for the nine months ended fiscal 2007.

CREDIT RISK

The following table lists our top ten commercial tenants on January 31, 2008, for all commercial properties owned by us. No single tenant accounted for more than 10% of revenues from commercial properties during the third quarter of fiscal year 2008.

% of Total Commercial Segments’ Minimum Rents as of January 31, 2008

Lessee
Edgewood Vista Senior Living, Inc.	6.3%
St. Lukes Hospital of Duluth, Inc.	4.0%
Applied Underwriters	2.5%
Best Buy Co., Inc. (NYSE: BBY)	2.3%
UGS Corp.	1.9%
HealthEast Care System	1.9%
Microsoft (Nasdaq: MSFT)	1.7%
Smurfit - Stone Container (Nasdaq: SSCC)	1.7%
Allina Health System	1.6%
Nebraska Orthopedic Hospital	1.5%
All Others	74.6%
Total Monthly Rent as of January 31, 2008	100.0%

PROPERTY ACQUISITIONS

Acquisitions During the Nine Months Ended January 31, 2008:

During the third quarter of fiscal year 2008, IRET acquired two commercial office properties and a multi-family residential complex for a total of approximately $18.2 million, and completed construction of an apartment building for a cost of $6.2 million.  The Company had no material dispositions in the third quarter of fiscal year 2008.

During the second quarter of fiscal year 2008, IRET completed no property acquisitions.

During the first quarter of fiscal year 2008, the Company acquired four office/warehouse properties and a medical office building for a total purchase price of approximately $27.2 million, excluding closing costs.

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions during the nine months ended January 31, 2008.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2008 AND 2007

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

FFO applicable to common shares and Units for the three months and nine months ended January 31, 2008 increased to $15.7 million and $47.1 million, compared to $15.6 million and $41.7 million for the comparable periods ended January 31, 2007, an increase of 0.5% and 13.1%, respectively.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

Three Months Ended January 31,	(in thousands, except per share amounts)
	2008			2007
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$2,983			$3,454
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	2,390	55,304	$.04	2,861	47,895	$.06
Adjustments:
Minority interest in earnings of Unitholders	858	20,451		1,139	19,576
Depreciation and amortization(1)	12,456			11,971
(Gains)/loss on depreciable property sales	(2)			(349)
Funds from operations applicable to common shares and Units	$15,702	75,755	$.21	$15,622	67,471	$.23

Nine Months Ended January 31,	(in thousands, except per share amounts)
	2008			2007
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$8,800			$10,075
Less dividends to preferred shareholders	(1,779)			(1,779)
Net income available to common shareholders	7,021	51,214	$.14	8,296	47,466	$.17
Adjustments:
Minority interest in earnings of Unitholders	2,704	20,406		2,909	16,366
Depreciation and amortization(4)	37,393			33,439
(Gains)/loss on depreciable property sales	(4)			(2,986)
Funds from operations applicable to common shares and Units	$47,114	71,620	$.66	$41,658	63,832	$.65

(1)  Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $12,521 and $11,979, and depreciation/amortization from Discontinued Operations of $0 and $50, less corporate-related depreciation and amortization on office equipment and other assets of $65 and $58, for the three months ended January 31, 2008 and 2007, respectively.

(2)  UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)  Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

(4)  Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments  and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $37,586 and $33,383, and depreciation/amortization from Discontinued Operations of $0 and $231, less corporate-related depreciation and amortization on office equipment and other assets of $193 and $175, for the nine months ended January 31, 2008 and 2007, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2008 and 2007:

Month	Fiscal Year 2008	Fiscal Year 2007
July	$.1665	$.1645
October	.1670	.1650
January	.1675	.1655
Total	$.5010	$.4950

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

SOURCES AND USES OF CASH

Recent stresses in the United States economy, and turmoil in the credit markets resulting in large part from the sub-prime mortgage market decline, have resulted in some uncertainty regarding the prospects for the continued availability of financing to the commercial real estate sector.  In IRET’s recent experience, while loan terms, underwriting standards and interest rate spreads have changed significantly compared to the last five years, they are still within or close to historical norms.  During the third quarter of fiscal year 2008 and subsequently to date, IRET has been able to place debt at our target leverage levels and on rates and terms equal to or below our current weighted average.  While uncertainties remain, the Company does not have significant loan maturities pending in the remainder of fiscal year 2008 and in fiscal year 2009, and accordingly at this time does not have significant concerns regarding its ability to borrow.

As of January 31, 2008, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $10.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of January 31, 2008. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate, (2) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in September 2008, December 2011 and December 2008, respectively.  The Company expects to renew these lines of credit prior to their expiration.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the third quarter of fiscal year 2008, approximately 481,534 units, valued at issuance at $4.9 million, were issued in connection with the Company’s acquisition of two properties.  In the third quarter of fiscal year 2007, there were no Units issued in connection with property acquisitions.

The Company has a Distribution Reinvestment Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount of 5%

from the market price. During the third quarter of fiscal year 2008, the Company revised its DRIP to add a voluntary cash contribution feature, which permits shareholders participating in the DRIP to make optional cash payments of $250 to $3,000 per month to purchase IRET common shares at a discount (currently 5%) from the market price.  The Company issued 357,537 common shares under its DRIP during the third quarter of fiscal year 2008.

Cash and cash equivalents on January 31, 2008 totaled $76.4 million, compared to $43.6 million on January 31, 2007, an increase of $32.8 million. Net cash used for investing activities decreased by $81.8 million, primarily due to less cash received from sales of properties and less cash used for acquisitions compared to the nine months ended January 31, 2007; and net cash provided by financing activities decreased by $75.8 million primarily due to lower net mortgage loan proceeds offset by the issuance of 6.9 million common shares with net proceeds of $66.4 million as compared to the nine months ended January 31, 2007. Consequently, the net increase in cash and cash equivalents rose by $5.8 million as compared to the nine months ended January 31, 2007.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $975.8 million on January 31, 2008, due to new debt placed on new and existing properties, from $951.1 million on April 30, 2007. Approximately 97.5% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of January 31, 2008, the weighted average rate of interest on the Company’s mortgage debt was 6.44%, compared to 6.43% on April 30, 2007.

Real Estate Owned. Real estate owned increased to $1,558.6 million at January 31, 2008 from $1,489.3 million at April 30, 2007. The increase resulted primarily from the acquisition of the additional investment properties as described above in the “Property Acquisitions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2008 were $76.4 million, compared to $44.5 million on April 30, 2007. The increase in cash on hand on January 31, 2008, as compared to April 30, 2007, was due primarily to the net proceeds received from the Company’s sale in October 2007 of 6.9 million common shares in a public offering.

Marketable Securities. The Company’s investment of marketable securities classified as available-for-sale was $2.2 million on January 31, 2008, and $2.0 million on April 30, 2007. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 20.4 million Units on January 31, 2008, compared to 20.0 million Units outstanding on April 30, 2007. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2008 totaled 57.0 million, compared to 48.6 million outstanding on April 30, 2007. This increase in common shares outstanding was primarily due to the Company’s October 2007 public offering of 6.9 million shares. The Company also issued common shares pursuant to our Distribution Reinvestment Plan, consisting of approximately 281,447 common shares issued on July 2, 2007, approximately 243,621 common shares issued on October 1, 2007, and approximately 357,537 common shares issued on January 16, 2008 for total value of $8.4 million. Conversions of 39,544 UPREIT Units to common shares, for a total of $303,000 in shareholders’ equity in the first three months of fiscal year 2008, of 379,740 UPREIT Units to common shares for a total for $2.7 million in shareholders equity in the second quarter of fiscal year 2008, and of 200,151 UPREIT Units to common shares for a total of $1.4 million in shareholder’s equity in the third quarter of fiscal year 2008, in shareholders, also increased the Company’s common shares of beneficial interest outstanding during the three and nine months ended January 31, 2008. Additionally, approximately 6,152 common share have been issued under the Company’s 401(k) plan during the nine months ended January 31, 2008, with a total value of  $59,303 included shareholders’ equity. Preferred shares of beneficial interest outstanding on January 31, 2008 and April 30, 2007 totaled 1.2 million.

PENDING ACQUISTIONS AND DISPOSITIONS

During the third quarter of fiscal year 2008, the Company signed a purchase agreement to acquire a one-story, approximately 199,000 sq. ft. office/warehouse located in Eagan, MN, for a total purchase price of $6.4 million, payable in cash and UPREIT Units.  This proposed acquisition, which is expected to close in the fourth quarter of the Company’s current fiscal year, is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.  Also during the third quarter of fiscal year 2008, the Company entered into an agreement to sell a multi-family residential property located in Devils Lake, North Dakota, for a sale price of approximately $940,000.  This disposition is subject to various closing conditions and contingencies, and no assurances can be given that this proposed sale will be completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 97% of our debt, as of January 31, 2008 and April 30, 2007, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate increases during the third quarter of fiscal year 2008 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2008, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Fixed Rate	$12,872	$45,629	$127,102	$100,595	$82,076	$582,838	$951,112
Variable Rate	322	3,672	3,605	1,174	4,149	11,751	24,673
							$975,785
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

	Future Interest Payments (in thousands)
Long Term Debt	Remaining Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
Fixed Rate	$14,846	$58,568	$53,184	$45,236	$38,922	$170,927	$381,683
Variable Rate(2)	328	1,379	1,144	1,016	846	1,247	5,960
							$387,643
Average Interest Rate (%)	(1)	(1)	(1)	(1)	(1)	(1)	(1)

(1)     The weighted average interest rate on our debt as of January 31, 2008, was 6.44%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $24.7 million of variable rate indebtedness would increase our annual interest expense by $247,000.

(2)     Based on rates in effect at January 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2008, such disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The following risk factor supplements the risk factors disclosed in our Annual Report on Form 10-K for the year ending April 30, 2007:

Financing our future growth or refinancing existing debt maturities could be impacted by negative capital market conditions.

Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to finance our pending or new acquisitions as well as our ability to refinance debt maturities could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal year 2008, the Company issued an aggregate of 70,033 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

In December 2007, the Compensation Committee of the Board of Trustees approved the annual base salaries (effective January 1, 2008) of the Company’s executive officers.  A table setting forth the annual base salary levels for the Company’s executive officers for calendar years 2008 and 2007 is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Date: March 11, 2008