Form 10-K
INVESTORS REAL ESTATE TRUST
filed 2008-07-14
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

2008 Annual Report

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☑	No

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates (i.e., by persons other than officers and trustees of the Registrant as reflected in the table in Item 12 of this Form 10-K, incorporated by reference from the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders) was $592,992,811 based on the last reported sale price on the NASDAQ Global Select Market on October 31, 2007.

The number of common shares of beneficial interest outstanding as of June 30, 2008, was 57,869,815.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on September 16, 2008 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2008 Annual Report  2

INVESTORS REAL ESTATE TRUST

2008 Annual Report 3

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

2008 Annual Report  4

PART I

Item 1. Business

Overview

Investors Real Estate Trust is a self-advised equity Real Estate Investment Trust (“REIT”) organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations though our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial office, medical, industrial and retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the twelve months ended April 30, 2008, our real estate investments in these two states accounted for 67.4% of our total gross revenue. Our principal executive offices are located in Minot, North Dakota. We also have offices in Minneapolis, Minnesota and Omaha, Nebraska, and property management offices in Kansas City, Kansas and St. Louis, Missouri.

We seek to diversify our investments among multi-family residential and office, medical, industrial and retail properties. As of April 30, 2008, our real estate portfolio consisted of:

•	72 multi-family residential properties, containing 9,500 apartment units and having a total real estate investment amount net of accumulated depreciation of $408.7 million;

•	65 office properties containing approximately 4.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $498.6 million;

•
48 medical properties (including senior housing) containing approximately 2.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $327.5 million;

•	17 industrial properties containing approximately 2.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $93.5 million; and

•	33 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $100.5 million.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2008, no single tenant accounted for more than 10% of our total rental revenues.

Structure

We were organized as a REIT under the laws of North Dakota on July 31, 1970.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted all of our daily business operations through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2008, IRET, Inc. owned a 73.1% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

Investment Strategy and Policies

Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties.

2008 Annual Report  5

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

Our investment strategy is to invest in multi-family residential properties, and in office, medical, industrial and retail commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Texas and Wisconsin.

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

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders.  As of April 30, 2007 and 2008, we had no junior mortgages outstanding.  We had one contract for deed outstanding as of April 30, 2007, with a balance of approximately $399,000, net of reserves, due to us. We had two contracts for deed outstanding as of April 30, 2008, with a combined balance of approximately $541,000, net of reserves, due to us.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

2008 Annual Report  6

Policies With Respect to Certain of Our Activities

Our current policies as they pertain to certain of our activities are described as follows:

Cash distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. We intend to continue our policy of making cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. We have increased our cash distributions every year since our inception 38 years ago and every quarter since 1988.

Issuing senior securities. On April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2008, our ratio of total real estate mortgages to total real estate assets was 73.1% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 143.8%.

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

	(in thousands)
	2008	2007	2006
Limited partnership units issued	2,309	6,705	1,072
Value at issuance	$22,931	$62,427	$10,964

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

During fiscal year 2008, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders, upon request.

2008 Annual Report 7

To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Our mortgage loans receivables (including contracts for deed), net of reserves, totaled approximately $541,000 as of April 30, 2008, and $399,000 as of April 30, 2007.

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

Information about Segments

We currently operate in five reportable real estate segments: multi-family residential, office, medical (including senior housing), industrial and retail. For further information on these segments and other related information, see Note 11 of our consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Our Executive Officers

Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2008.

Name	Age	Title
Thomas A. Wentz, Sr.	72	President and Chief Executive Officer
Timothy P. Mihalick	49	Senior Vice President and Chief Operating Officer
Thomas A. Wentz, Jr.	42	Senior Vice President
Diane K. Bryantt	44	Senior Vice President and Chief Financial Officer
Michael A. Bosh	37	Secretary and General Counsel
Kelly A. Walters	47	Vice President

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

2008 Annual Report  8

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

Kelly A. Walters joined IRET in October of 2006 as Vice President of Capital Markets and New Business Development. Prior to joining IRET, Mr. Walters spent ten years as Senior Vice President of Magnum Resources, Inc., a privately held real estate investment and operating firm, based in Omaha, NE, and from 1993 through 1996, he was a senior portfolio manager with Brown Brothers Harriman & Co. in Chicago, IL. Prior to 1993, Mr. Walters spent five years as the Investment Manager at Peter Kiewit and Sons, Inc. in Omaha, NE.  Mr. Walters earned his undergraduate degree in finance at the University of Nebraska at Omaha, and received his MBA from the University of Nebraska.

Employees

As of April 30, 2008, we had 69 employees.

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

Competition

Investing in and operating real estate is a very competitive business. We compete with other owners and developers of multi-family and commercial properties to attract tenants to our properties. Ownership of competing properties is diversified among other REITs, financial institutions, individuals and public and private companies who are actively engaged in this business. Our multi-family properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the areas in which our properties are located. Our commercial properties compete with other commercial properties for tenants. Additionally, we compete with other real estate investors, including other REITs, pension and investment funds, partnerships and investment companies, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price we pay in acquisitions. We do not believe we have a dominant position in any of

2008 Annual Report  9

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

Item 1A.  Risk Factors

Risks Related to Our Properties and Business

Our performance and share value are subject to risks associated with the real estate industry.  Our results of operations and financial condition, the value of our real estate assets, and the value of an investment in us are subject to the risks normally associated with the ownership and operation of real estate properties.  These risks include, but are not limited to, the following factors which, among others, may adversely affect the income generated by our properties:

•	downturns in national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other commercial and multi-family residential properties;

•	local real estate market conditions, such as oversupply or reduction in demand for commercial and multi-family residential space;

•	changes in interest rates and availability of attractive financing;

2008 Annual Report  10

•	declines in the economic health and financial condition of our tenants and our ability to collect rents from our tenants;

•	vacancies, changes in market rental rates and the need periodically to repair, renovate and re-lease space;

•	increased operating costs, including real estate taxes, state and local taxes, insurance expense, utilities, and security costs;

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

These risks could have an adverse effect on our results of operations and financial condition and the amount of cash available for payment of distributions.

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

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2008, we received approximately 67.4% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.  We may be unable to renew leases with our existing

2008 Annual Report  11

tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2008, approximately 879,000 square feet, or 7.6% of our total commercial property square footage, was vacant. Approximately 747 of our 9,500 apartment units, or 7.9%, were vacant. As of April 30, 2008, leases covering approximately 8.3% of our total commercial segments net rentable square footage will expire in fiscal year 2009, 12.7% in fiscal year 2010, 21.0% in fiscal year 2011, 12.8% in fiscal year 2012, and 9.6% in fiscal year 2013.

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

Inability to manage our rapid growth effectively may adversely affect our operating results. We have experienced significant growth in recent years, increasing our total assets from approximately $1.2 billion at April 30, 2006, to $1.6 billion at April 30, 2008, principally through the acquisition of additional real estate properties. Subject to our continued ability to raise equity capital and issue limited partnership units of IRET Properties and identify suitable investment properties, we intend to continue our acquisition of real estate properties. Effective management of this level of growth presents challenges, including:

•	the need to expand our management team and staff;

•	the need to enhance internal operating systems and controls;

•	increased reliance on outside advisors and property managers; and

2008 Annual Report  12

•	the ability to consistently achieve targeted returns on individual properties.

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

An inability to make accretive property acquisitions may adversely affect our ability to increase our operating income. From our fiscal year ended April 30, 2006, to our fiscal year ended April 30, 2008, our operating income increased from $9.9 million to $12.3 million.  The acquisition of additional real estate properties is critical to our ability to increase our operating income.  If we are unable to continue to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment or unavailability of capital, our ability to increase our operating income may be materially and adversely affected.

High leverage on our overall portfolio may result in losses. As of April 30, 2008, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 143.8%. As of April 30, 2007 and 2006, our percentage of total indebtedness to total Net Assets was approximately 149.6% and 138.0%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $1.2 billion. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our board of trustees and disclosed to the holders of our shares of beneficial interest in the next quarterly report, along with justification for any excess.

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

These risks increase when the credit markets are tight, as they are now; in general, when the credit markets are constrained, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions, and the terms of such financing or refinancing are likely to be less favorable to us than the terms of our current indebtedness.

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

2008 Annual Report 13

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

The cost of our indebtedness may increase. Portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis.  Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.  In addition, we have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2008, $11.7 million, or approximately 1.1%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements.  If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.

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

We have significant investments in medical properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty medical properties (including senior housing) and may acquire more in the future. As of April 30, 2008, our real estate portfolio consisted of 48 medical properties, with a total real estate investment amount, net of accumulated depreciation, of $327.5 million, or approximately 22.9% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio.  The healthcare industry is currently experiencing changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to

2008 Annual Report  14

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

2008 Annual Report  15

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

2008 Annual Report 16

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

2008 Annual Report 17

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

Payment of distributions on our shares of beneficial interest is not guaranteed. Our board of trustees must approve our payment of distributions and may elect at any time, or from time to time, and for an indefinite duration, to reduce the distributions payable on our shares of beneficial interest or to not pay distributions on our shares of beneficial interest. Our board of trustees may reduce distributions for a variety of reasons, including, but not limited to, the following:

•	operating and financial results below expectations that cannot support the current distribution payment;

•	unanticipated costs or cash requirements; or

•	a conclusion that the payment of distributions would cause us to breach the terms of certain agreements or contracts, such as financial ratio covenants in our debt financing documents.

Our distributions are not eligible for the lower tax rate on dividends except in limited situations.  The tax rate applicable to qualifying corporate dividends received by certain non-corporate shareholders prior to 2010 has been reduced to a maximum rate of 15%.  This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself had been taxed. As a result, distributions (other than capital gain distributions) paid by us to certain non-corporate shareholders will generally be subject to the tax rates that are otherwise applicable to ordinary income which, currently, are as high as 35%.  This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other entities which pay dividends but are not formed as REITs.

2008 Annual Report 18

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

Higher market interest rates may adversely affect the market price of our common shares, and low trading volume on the NASDAQ Global Select Market may prevent the timely resale of our common shares. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the NASDAQ Global Select Market, the daily trading volume of our shares may be lower than the trading volume for other companies.  The average daily trading volume for the period of May 1, 2007, through April 30, 2008, was 194,469 shares and the average monthly trading volume for the period of May 1, 2007 through April 30, 2008 was 4,100,054 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

IRET is organized as a REIT under Section 856-858 of the Code, and is in the business of owning, leasing, developing and acquiring real estate properties. These real estate investments are managed by our own employees and by third-party professional real estate management companies on our behalf.

Certain financial information from fiscal 2007 and 2006 was adjusted to reflect the effects of discontinued operations. See the Property Dispositions section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the discussion in Note 12 to our Consolidated Financial Statements.

Total Real Estate Rental Revenue

As of April 30, 2008, our real estate portfolio consisted of 72 multi-family residential properties and 163 commercial properties, consisting of office, medical, industrial and retail properties, comprising 28.6%, 34.9%, 22.9%, 6.6%, and 7.0%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2008. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

2008 Annual Report  19

Fiscal Year Ended April 30, (in thousands)	Multi-Family Residential Gross Revenue	%	Commercial Office Gross Revenue	%	Commercial Medical Gross Revenue	%	Commercial Industrial Gross Revenue	%	Commercial Retail Gross Revenue	%	Total Revenue
2008	$72,827	32.9%	$84,042	38.0%	$38,412	17.4%	$11,691	5.3%	$14,198	6.4%	$221,170
2007	$66,972	34.0%	$73,603	37.2%	$34,783	17.6%	$8,091	4.1%	$14,089	7.1%	$197,538
2006	$61,669	36.3%	$57,483	33.8%	$31,670	18.6%	$6,372	3.7%	$12,977	7.6%	$170,171

Economic Occupancy Rates

Economic occupancy levels on a stabilized property and all-property basis are shown below for each property type in each of the three most recent fiscal years ended April 30. Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period.  Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.  Scheduled rent revenue is determined by valuing occupied units or square footage at contract rates and vacant units or square footage at market rates. Stabilized properties are those properties owned for the entirety of both periods being compared.  While results presented on a stabilized property basis are not determined in accordance with GAAP, management believes that measuring performance on a stabilized property basis is useful to investors and to management because it enables evaluation of how the Company’s properties are performing year over year. In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases. Leases on commercial properties generally vary from month-to-month to 20 years.

Segments	Stabilized Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2008	2007	2006	2008	2007	2006
Multi - Family Residential	93.3%	93.2%	91.7%	92.7%	93.2%	91.6%
Commercial - Office	91.0%	90.8%	92.6%	92.1%	91.9%	92.6%
Commercial - Medical	95.5%	96.7%	96.8%	95.3%	96.7%	96.1%
Commercial - Industrial	96.2%	94.8%	94.8%	87.2%	95.1%	87.2%
Commercial - Retail	87.1%	89.3%	89.3%	89.2%	89.6%	89.2%

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

Management and Leasing of Our Real Estate Assets

We conduct our operations from offices in Minot, North Dakota; Minneapolis, Minnesota and Omaha, Nebraska.  We also have property management offices in St. Louis, Missouri; Jamestown, North Dakota and Kansas City, Kansas. The day-to-day management of our commercial properties is carried out by our own employees and by third-party property management companies. The management and leasing of our multi-family residential properties are handled by locally-based, third-party management companies.

In markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when for other reasons particular properties are in our judgment not attractive candidates for self-management, we utilize third-party professional management companies for day-to-day management.  However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and implemented by the third-party management companies.  As of April 30, 2008, we have under internal management 90 commercial properties.  Our remaining 73 commercial properties are managed by third parties.  We plan to continue evaluating our portfolio to identify other commercial properties that may be candidates for management by our own employees.

2008 Annual Report  20

As of April 30, 2008, we had property management contracts and/or leasing agreements with the following companies:

Residential Management	Commercial Management and Leasing

• Builder’s Management & Investment Co., Inc.	• A & L Management Services, LLC
• ConAm Management Corporation	• AJB, Inc. dba Points West Realty Management
• Investors Management & Marketing, Inc.	• Bayport Properties US, Inc.
• Illies Nohava Heinen Property Management, Inc.	• BTO Development Corporation
• Kahler Property Management	• CB Richard Ellis, Inc.
• Paramark Corp.	• Colliers Turley Martin Tucker Company
• Dakota Commercial and Development Co.
• Davis Real Estate Services Group
• Duemelands Commercial LLLP
• Frauenshuh Companies
• Ferguson Property Management Services, L.C.
• Illies Nohava Heinen Property Management, Inc.
• Inland Companies, Inc.
• Mega Corporation, dba CB Richard Ellis/Mega
• Nath Management, Inc.
• Northco Real Estate Services, LLC
• NorthMarq Real Estate Brokerage LLC
• Northstar Partners, LLC
• Pacific Realty Commercial LLC
• Paramount Real Estate Corporation
• Red Brokerage LLC
• Results Unlimited, Inc.
• Sansone Group/DDR LLC
• Thornton Oliver Keller, Commercial, LLC
• United Properties, LLC
• Vector Property Services, LLC
• Welsh Companies, LLC
• Winbury Realty of K.C.

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

Summary of Real Estate Investment Portfolio

As of April 30, (in thousands)	2008	%	2007	%	2006	%
Real estate investments
Property owned	$1,648,259		$1,489,287		$1,269,423
Less accumulated depreciation	(219,379)		(180,544)		(148,607)
	$1,428,880	98.1%	$1,308,743	99.4%	$1,120,816	99.5%
Development in progress	22,856	1.6%	3,498	0.3%	2,122	0.2%
Unimproved land	3,901	0.3%	3,894	0.3%	3,053	0.3%
Mortgage loans receivable	541	0.0%	399	0.0%	409	0.0%
Total real estate investments	$1,456,178	100.0%	$1,316,534	100.0%	$1,126,400	100.0%

2008 Annual Report 21

Summary of Individual Properties Owned as of April 30, 2008

The following table presents information regarding our 235 properties owned as of April 30, 2008. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Occupancy rates given are the average economic occupancy rates for the fiscal year ended April 30, 2008:

* = Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.

**=Single-family house

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Fiscal 2008 Economic Occupancy

MULTI-FAMILY RESIDENTIAL
17 S Main Apartments - Minot, ND	4	$222	100.0%
408 1st Street SE - Minot, ND	**	49	100.0%
Applewood On The Green - Omaha, NE	234	12,929	78.9%
Arbors Apts - S Sioux City, NE	192	7,419	92.8%
Boulder Court - Eagan, MN	115	7,574	90.2%
Brookfield Village Apartments - Topeka, KS	160	7,900	95.6%
Candlelight Apartments - Fargo, ND	66	1,836	97.4%
Canyon Lake Apartments - Rapid City, SD	109	4,468	86.1%
Castle Rock - Billings, MT	165	6,706	90.9%
Chateau Apartments - Minot, ND	64	3,216	100.0%
Colonial Villa - Burnsville, MN	240	15,798	89.2%
Colton Heights Properties - Minot, ND	18	1,059	99.5%
Cottonwood Community - Bismarck, ND	268	20,366	77.7%
Country Meadows Community - Billings, MT	134	8,921	96.4%
Crestview Apartments - Bismarck, ND	152	5,241	99.3%
Crown Colony Apartments - Topeka, KS	220	11,658	93.1%
Dakota Hill At Valley Ranch - Irving, TX	504	39,489	91.9%
East Park Apartments - Sioux Falls, SD	84	2,944	92.7%
Forest Park Estates - Grand Forks, ND	270	9,695	91.6%
Greenfield Apartments - Omaha,NE	96	4,817	93.2%
Heritage Manor - Rochester, MN	182	8,464	98.3%
Indian Hills Apartments - Sioux City, IA	120	5,061	74.1%
Jenner Properties - Grand Forks, ND	90	2,368	98.5%
Kirkwood Manor - Bismarck, ND	108	4,310	98.1%
Lancaster Place - St. Cloud, MN	84	3,817	90.7%
Legacy Community - Grand Forks, ND	358	27,467	94.0%
Magic City Apartments - Minot, ND	200	5,676	99.1%
Meadows Community - Jamestown, ND	81	6,063	100.0%
Miramont Apartments - Fort Collins, CO	210	15,387	98.8%
Monticello Apartments - Monticello, MN	60	4,489	94.3%
Neighborhood Apartments - Colorado Springs, CO	192	13,416	94.4%
North Pointe - Bismarck, ND	49	2,507	100.0%
Oakmont Apartments - Sioux Falls, SD	80	5,386	94.1%
Oakwood - Sioux Falls, SD	160	6,538	90.8%
Olympic Village - Billings, MT	274	12,957	96.7%
Olympik Village Apartments - Rochester, MN	140	7,627	97.0%
Oxbow - Sioux Falls, SD	120	5,579	94.1%
Park Meadows Community - Waite Park, MN	360	14,134	84.2%
Pebble Springs - Bismarck, ND	16	826	100.0%
Pinecone Apartments - Fort Collins, CO	195	14,307	90.8%

2008 Annual Report  22

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Fiscal 2008 Economic Occupancy

MULTI-FAMILY RESIDENTIAL - continued
Pinehurst Apartments - Billings, MT	21	$822	100.0%
Pointe West - Rapid City, SD	90	4,811	94.7%
Prairie Winds Apartments - Sioux Falls, SD	48	2,270	81.2%
Prairiewood Meadows - Fargo, ND	85	3,568	88.8%
Quarry Ridge Apartments - Rochester, MN	154	14,752	91.9%
Ridge Oaks - Sioux City, IA	132	5,270	95.7%
Rimrock Apartments - Billings, MT	78	4,200	97.1%
Rocky Meadows - Billings, MT	98	7,040	98.5%
Rum River Apartments - Isanti, MN	72	5,668	93.4%
SCSH Campus Heights Apartments - St. Cloud, MN	49	747	75.9%
SCSH Campus Plaza Apartments - St. Cloud, MN	24	368	91.0%
SCSH Campus Knoll I Apartments - St. Cloud, MN	71	1,796	93.3%
SCSH University Park Place Apartments - St. Cloud, MN	35	539	87.4%
SCSH Cornerstone Apartments - St. Cloud, MN	24	367	72.9%
SCSH Campus Center Apartments - St. Cloud, MN	90	2,655	98.9%
SCSH Campus Side Apartments - St. Cloud, MN	48	726	91.7%
SCSH Campus View Apartments - St. Cloud, MN	48	727	97.8%
Sherwood Apartments - Topeka, KS	300	17,430	98.5%
Southbrook & Mariposa - Topeka, KS	54	5,680	97.3%
South Pointe - Minot, ND	195	11,714	99.6%
Southview Apartments - Minot, ND	24	902	99.6%
Southwind Apartments - Grand Forks, ND	164	7,017	83.3%
Sunset Trail - Rochester, MN	146	14,937	94.8%
Sweetwater Properties - Grafton, ND	42	901	75.6%
Sycamore Village Apartments - Sioux Falls, SD	48	1,723	87.6%
Terrace On The Green - Moorhead, MN	116	3,152	93.3%
Thomasbrook Apartments - Lincoln, NE	264	11,553	75.2%
Valley Park Manor - Grand Forks, ND	168	6,038	94.3%
Village Green - Rochester, MN	36	2,770	97.2%
West Stonehill - Waite Park, MN	313	14,352	87.4%
Westwood Park - Bismarck, ND	64	2,772	98.4%
Winchester - Rochester, MN	115	7,176	90.2%
Woodridge Apartments - Rochester, MN	110	7,567	89.7%
TOTAL MULTI-FAMILY RESIDENTIAL	9,500	$510,697	92.7%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2008 Economic Occupancy

OFFICE BUILDINGS
1st Avenue Building - Minot, ND	15,446	$694	82.5%
401 South Main - Minot, ND	8,443	643	0.0%
610 Business Center IV - Brooklyn Park, MN	78,560	8,583	0.0%
2030 Cliff Road - Eagan, MN	13,374	983	100.0%
7800 W Brown Deer Road - Milwaukee, WI	175,610	11,108	100.0%
American Corporate Center - Mendota Heights, MN	138,959	20,498	86.1%
Ameritrade - Omaha, NE	73,742	8,349	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,527	94.9%
Bloomington Business Plaza - Bloomington, MN	121,064	8,041	52.2%

2008 Annual Report  23

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2008 Economic Occupancy

OFFICE BUILDINGS - continued
Brenwood - Minnetonka, MN	176,789	$16,571	78.7%
Brook Valley I - La Vista, NE	30,000	2,045	68.3%
Burnsville Bluffs II - Burnsville, MN	45,158	3,247	73.8%
Cold Spring Center - St. Cloud, MN	77,634	9,066	90.6%
Corporate Center West - Omaha, NE	141,724	21,405	100.0%
Crosstown Centre - Eden Prairie, MN	185,000	17,933	100.0%
Dewey Hill Business Center - Edina, MN	73,338	5,341	29.4%
Farnam Executive Center - Omaha, NE	94,832	13,592	100.0%
Flagship - Eden Praire, MN	138,825	24,015	97.1%
Gateway Corporate Center, Woodbury, MN	59,827	9,489	100.0%
Golden Hills Office Center - Golden Valley, MN	190,758	23,858	95.9%
Great Plains - Fargo, ND	122,040	15,375	100.0%
Highlands Ranch - Highlands Ranch, CO	81,173	11,762	100.0%
Highlands Ranch I- Highlands Ranch, CO	71,430	10,629	100.0%
Interlachen Corporate Center - Edina, MN	105,084	16,726	94.9%
Intertech Building - Fenton, MO	64,607	6,099	90.9%
Mendota Office Center I - Mendota Heights, MN	59,852	7,219	81.2%
Mendota Office Center II - Mendota Heights, MN	88,398	12,136	67.2%
Mendota Office Center III - Mendota Heights, MN	60,776	6,806	93.6%
Mendota Office Center IV - Mendota Heights, MN	72,231	8,705	100.0%
Minnesota National Bank - Duluth, MN	17,108	1,745	100.0%
Miracle Hills One - Omaha, NE	83,448	12,470	86.1%
Nicollett VII - Burnsville, MN	118,125	7,444	79.1%
Northgate I - Maple Grove, MN	79,297	7,789	100.0%
Northgate II - Maple Grove, MN	26,000	2,445	100.0%
Northpark Corporate Center - Arden Hills, MN	146,087	17,485	84.8%
Pacific Hills - Omaha, NE	143,075	16,508	94.5%
Pillsbury Business Center - Bloomington, MN	42,220	1,904	45.8%
Plaza VII - Boise, ID	28,994	3,688	82.8%
Plymouth 5095 Nathan Lane - Plymouth, MN	20,528	1,897	100.0%
Plymouth I - Plymouth, MN	26,186	1,680	89.3%
Plymouth II - Plymouth, MN	26,186	1,643	100.0%
Plymouth III - Plymouth, MN	26,186	2,012	100.0%
Plymouth IV & V - Plymouth, MN	126,930	14,889	95.1%
Prairie Oak Business Center - Eden Prairie, MN	36,421	5,935	100.0%
Rapid City, SD - 900 Concourse Drive - Rapid City, SD	75,815	7,088	100.0%
Riverport - Maryland Heights, MO	122,567	20,873	100.0%
Southeast Tech Center - Eagan, MN	58,300	6,358	100.0%
Spring Valley IV - Omaha, NE	15,700	1,138	100.0%
Spring Valley V - Omaha, NE	24,171	1,364	49.1%
Spring Valley X - Omaha, NE	24,000	1,232	83.6%
Spring Valley XI - Omaha, NE	24,000	1,265	100.0%
Superior Office Building - Duluth, MN	20,000	2,539	100.0%
TCA Building - Eagan, MN	103,640	9,903	75.7%
Three Paramount Plaza - Bloomington, MN	75,526	8,202	86.1%
Thresher Square - Minneapolis, MN	117,144	12,105	71.9%
Timberlands - Leawood, KS	90,388	14,730	73.8%
UHC Office - International Falls, MN	30,000	2,505	100.0%
US Bank Financial Center - Bloomington, MN	153,947	16,752	96.2%
Viromed - Eden Prairie, MN	48,700	4,863	100.0%

2008 Annual Report  24

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2008 Economic Occupancy

OFFICE BUILDINGS - continued
Wells Fargo Center - St Cloud, MN	86,428	$10,021	92.6%
West River Business Park - Waite Park, MN	24,075	1,476	82.0%
Westgate - Boise, ID	103,342	12,231	100.0%
Whitewater Plaza - Minnetonka, MN	62,383	5,645	46.7%
Wirth Corporate Center - Golden Valley, MN	74,568	9,001	96.8%
Woodlands Plaza IV - Maryland Heights, MO	61,820	5,442	83.9%
TOTAL OFFICE BUILDINGS	4,938,443	$556,712	92.1%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2008 Economic Occupancy

MEDICAL
2800 Medical Building - Minneapolis, MN	54,490	$8,203	82.9%
6517 Drew Avenue South - Edina, MN	12,140	1,515	100.0%
Abbott Northwest - Sartell, MN*	59,760	12,653	95.7%
Airport Medical - Bloomington, MN*	24,218	4,678	100.0%
Barry Pointe Office Park - Kansas City, MO	18,502	2,749	100.0%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	53,466	8,609	100.0%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	36,199	5,825	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Eagan 1440 Duckwood Medical - Eagan, MN	17,640	2,096	100.0%
Edgewood Vista - Belgrade, MT	5,192	814	100.0%
Edgewood Vista - Billings, MT	11,800	1,898	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,740	100.0%
Edgewood Vista - Brainerd, MN	82,535	9,620	100.0%
Edgewood Vista - Columbus, NE	5,194	867	100.0%
Edgewood Vista - East Grand Forks, MN	18,488	1,673	100.0%
Edgewood Vista - Fargo, ND	168,801	21,842	100.0%
Edgewood Vista - Fremont, NE	6,042	588	100.0%
Edgewood Vista - Grand Island, NE	5,185	807	100.0%
Edgewood Vista - Hastings, NE	6,042	606	100.0%
Edgewood Vista - Hermantown I, MN	119,349	11,749	100.0%
Edgewood Vista - Hermantown II, MN	160,485	11,269	100.0%
Edgewood Vista - Kalispell, MT	5,895	624	100.0%
Edgewood Vista - Missoula, MT	10,150	999	100.0%
Edgewood Vista - Norfolk, NE	5,135	764	100.0%
Edgewood Vista - Omaha, NE	6,042	676	100.0%
Edgewood Vista - Sioux Falls, SD	11,800	1,316	100.0%
Edgewood Vista - Spearfish, SD	60,161	6,156	100.0%
Edgewood Vista - Virginia, MN	147,183	12,221	100.0%
Edina 6363 France Medical - Edina, MN*	70,934	12,675	97.3%
Edina 6405 France Medical - Edina, MN*	55,478	12,201	100.0%
Fox River Cottages - Grand Chute, WI	26,336	3,808	100.0%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN*	43,404	7,588	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,765	100.0%
Health East St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%

2008 Annual Report 25

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2008 Economic Occupancy

MEDICAL - continued
High Pointe Health Campus - Lake Elmo, MN	60,294	$12,127	94.1%
Mariner Clinic - Superior, WI*	28,928	3,788	100.0%
Minneapolis 701 25th Ave Medical (Riverside) - Minneapolis, MN*	57,212	7,873	100.0%
Nebraska Orthopaedic Hospital - Omaha, NE*	61,758	20,512	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,952	100.0%
Pavilion I - Duluth, MN*	45,081	10,174	100.0%
Pavilion II - Duluth, MN	73,000	19,325	100.0%
Ritchie Medical Plaza - St Paul, MN	50,409	9,575	64.5%
St Michael Clinic - St Michael, MN	10,796	2,851	100.0%
Southdale FM - Edina, MN	67,409	13,999	96.8%
Southdale SMB - Edina, MN*	195,983	34,459	82.0%
Stevens Point - Stevens Point, WI	47,950	14,825	100.0%
Wells Clinic - Hibbing, MN	18,810	2,660	100.0%
TOTAL MEDICAL	2,266,110	$359,986	95.8%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2008 Economic Occupancy

INDUSTRIAL
API Building - Duluth, MN	35,000	$1,723	100.0%
Bloomington 2000 W 94th Street - Bloomington, MN	100,850	6,229	100.0%
Bodycote Industrial Building - Eden Prairie, MN	41,880	2,152	100.0%
Cedar Lake Business Center - St. Louis Park, MN	50,400	3,705	100.0%
Dixon Avenue Industrial Park - Des Moines, IA	604,886	13,171	82.4%
Eagan 2785 & 2795 Hwy 55 - Eagan, MN	198,600	5,922	100.0%
Lexington Commerce Center - Eagan, MN	90,260	6,472	100.0%
Lighthouse - Duluth, MN	59,292	1,885	81.6%
Metal Improvement Company - New Brighton, MN	49,620	2,507	100.0%
Roseville 2929 Long Lake Road - Roseville, MN	172,057	10,541	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Stone Container - Roseville, MN	229,072	8,250	100.0%
Urbandale 3900 106th Street - Urbandale, IA	528,353	13,810	100.0%
Waconia Industrial Building - Waconia, MN	29,440	2,004	100.0%
Wilson's Leather - Brooklyn Park, MN	353,049	13,805	100.0%
Winsted Industrial Building - Winsted, MN	41,685	1,007	100.0%
Woodbury 1865 Woodland - Woodbury, MN	69,600	3,736	100.0%
TOTAL INDUSTRIAL	2,849,119	$104,060	96.3%

RETAIL
17 South Main - Minot, ND	2,454	$287	100.0%
Anoka Strip Center - Anoka, MN	10,625	733	56.8%
Burnsville 1 Strip Center - Burnsville, MN	8,526	1,029	100.0%
Burnsville 2 Strip Center - Burnsville, MN	8,400	804	86.5%
Champlin South Pond - Champlin, MN	26,259	3,635	85.1%
Chan West Village - Chanhassen, MN	137,572	21,375	98.1%
Dakota West Plaza - Minot, ND	16,921	605	78.3%
Duluth Denfeld Retail - Duluth, MN	37,547	4,986	96.7%
Duluth NAPA - Duluth, MN	15,582	1,933	100.0%
Eagan Community - Eagan, MN	23,187	2,710	89.7%

2008 Annual Report  26

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2008 Economic Occupancy

RETAIL - continued
East Grand Station - East Grand Forks, MN	16,103	$1,392	100.0%
Fargo Express Community - Fargo, ND	34,226	1,809	100.0%
Forest Lake Auto - Forest Lake, MN	6,836	501	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,570	8,187	100.0%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,117	5,697	100.0%
Jamestown Buffalo Mall - Jamestown, ND	213,271	5,748	84.1%
Jamestown Business Center - Jamestown, ND	100,129	2,360	91.8%
Kalispell Retail Center - Kalispell, MT	52,000	3,470	100.0%
Kentwood Thomasville Furniture - Kentwood, MI	16,080	2,121	100.0%
Ladysmith Pamida - Ladysmith, WI	41,000	1,500	100.0%
Lakeville Strip Center - Lakeville, MN	9,488	1,971	100.0%
Livingston Pamida - Livingston, MT	41,200	1,800	100.0%
Minot Arrowhead SC - Minot, ND	77,912	7,787	96.9%
Minot Plaza - Minot, ND	10,843	595	100.0%
Monticello C Store - Monticello, MN	3,575	893	100.0%
Omaha Barnes & Noble - Omaha, NE	26,985	3,699	100.0%
Pine City C Store - Pine City, MN	4,800	442	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	3,225	60.9%
Rochester Maplewood Square - Rochester, MN	118,398	11,987	57.7%
St. Cloud Westgate SC - St. Cloud, MN	104,928	6,841	58.7%
Weston Retail - Weston, WI	25,644	1,681	100.0%
Weston Walgreens - Weston, WI	14,820	2,455	100.0%
TOTAL RETAIL	1,456,751	$116,804	87.4%
SUBTOTAL	11,510,423	$1,648,259

Property Name and Location		(in thousands) Investment (initial cost plus improvements)

UNIMPROVED LAND
Eagan Unimproved Land - Eagan, MN		$422
Kalispell Unimproved Land - Kalispell, MT		1,424
Monticello Unimproved Land - Monticello, MN		96
Quarry Ridge Unimproved Land - Rochester, MN		942
River Falls Unimproved Land - River Falls, WI		205
Weston Unimproved Land - Weston, WI		812
TOTAL UNIMPROVED LAND		$3,901

DEVELOPMENT IN PROGRESS
401 South Main - Minot, ND		$46
2828 Chicago Avenue - Minneapolis, MN		8,162
Minot Corporate Plaza - Minot, ND		9,189
Southdale 6545 Expansion - Edina, MN		5,459
DEVELOPMENT IN PROGRESS		$22,856

TOTAL UNITS – RESIDENTIAL SEGMENT	9,500
TOTAL SQUARE FOOTAGE – COMMERCIAL SEGMENTS	11,510,423
TOTAL INVESTMENTS		$1,675,016

2008 Annual Report  27

Mortgages Payable

As of April 30, 2008, individual first mortgage loans on the above properties totaled $1.0 billion. Of the $1.1 billion of mortgage indebtedness on April 30, 2008, $11.7 million is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. The balance of fixed rate mortgages totaled $1.1 billion. Principal payments due on our mortgage indebtedness are as follows:

Year Ended April 30,	Mortgage Principal (in thousands)
2009	$44,318
2010	153,680
2011	103,094
2012	106,356
2013	51,689
Thereafter	604,721
Total	$1,063,858

Future Minimum Lease Receipts

The future minimum lease receipts to be received under leases for commercial properties in place as of April 30, 2008, assuming that no options to renew or buy out the leases are exercised, are as follows:

Year Ended April 30,	Lease Payments (in thousands)
2009	$108,758
2010	100,852
2011	85,976
2012	71,839
2013	59,844
Thereafter	303,769
Total	$731,038

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2008, we spent approximately $25.8 million on capital improvements.

Contracts or Options to Purchase

We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements with the tenant. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2008, our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

2008 Annual Report  28

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2008	2007	2006
Abbott Northwest-Sartell, MN	$12,653	$1,292	$1,252	$1,233
Edgewood Vista-Belgrade, MT	2,135	31	0	0
Edgewood Vista-Billings, MT	4,289	66	0	0
Edgewood Vista-Bismarck, ND	10,903	985	980	653
Edgewood Vista-Brainerd, MN	10,667	971	968	645
Edgewood Vista-Columbus, NE	1,481	21	0	0
Edgewood Vista East Grand Forks, MN	5,027	78	0	0
Edgewood Vista-Fargo, ND	26,322	310	0	0
Edgewood Vista-Fremont, NE	588	69	68	62
Edgewood Vista-Grand Island, NE	1,431	20	0	0
Edgewood Vista-Hastings, NE	606	69	68	63
Edgewood Vista-Hermantown I, MN	11,749	1,557	1,472	1,472
Edgewood Vista-Hermantown II, MN	22,209	1,127	1,124	749
Edgewood Vista-Kalispell, MT	624	72	72	62
Edgewood Vista-Missoula, MT	999	132	132	120
Edgewood Vista-Norfolk, NE	1,332	19	0	0
Edgewood Vista-Omaha, NE	676	77	76	70
Edgewood Vista-Sioux Falls, SD	3,380	52	0	0
Edgewood Vista-Spearfish, SD	6,792	612	608	406
Edgewood Vista-Virginia, MN	17,207	1,381	1,320	1,320
Fox River Cottage - Grand Chute, WI	3,956	387	260	0
Great Plains Software - Fargo, ND	15,375	1,876	1,876	1,876
Healtheast - Woodbury & Maplewood, MN	21,601	2,032	2,032	2,032
Minnesota National Bank - Duluth, MN	2,104	205	135	100
St. Michael Clinic - St. Michael, MN	2,851	229	35	0
Stevens Point - Stevens Point, WI	15,020	1,279	630	102
Total	$201,977	$14,949	$13,108	$10,965

Properties by State

The following table presents, as of April 30, 2008, the total real estate investment amount, net of accumulated depreciation, by state of each of the five major segments of properties owned by us - multi-family residential, office, medical, industrial and retail:

	(in thousands)
State	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total	% of Total
Minnesota	$116,778	$314,948	$238,972	$63,142	$64,669	$798,509	55.9%
North Dakota	95,059	12,769	30,912	5,371	21,665	165,776	11.6%
Nebraska	31,561	74,968	22,498	0	2,731	131,758	9.2%
Colorado	31,280	21,101	0	0	0	52,381	3.7%
Kansas	35,418	14,161	0	0	0	49,579	3.5%
Montana	32,055	0	3,985	0	4,698	40,738	2.8%
South Dakota	25,381	5,766	7,086	0	0	38,233	2.7%
Wisconsin	0	9,541	21,375	0	5,130	36,046	2.5%
Texas	32,086	0	0	0	0	32,086	2.2%
All Other States*	9,115	45,363	2,692	25,027	1,577	83,774	5.9%
Total	$408,733	$498,617	$327,520	$93,540	$100,470	$1,428,880	100.0%
* Idaho, Iowa, Michigan and Missouri

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

2008 Annual Report  29

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter of the fiscal year ended April 30, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Our common shares of beneficial interest trade on the NASDAQ Global Select Market under the symbol IRET (formerly IRETS; we changed our symbol to IRET on July 1, 2008). On June 30, 2008, the last reported sales price per share of our common shares on the NASDAQ was $9.54. The following table sets forth the quarterly high and low closing sales prices per share of our common shares as reported on the NASDAQ Global Select Market, and the distributions per common share and limited partnership unit declared with respect to each period.

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2008
April 30, 2008	$10.47	$8.95	$0.1680
January 31, 2008	10.55	8.84	0.1675
October 31, 2007	11.59	9.35	0.1670
July 31, 2007	10.86	9.40	0.1665

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2007
April 30, 2007	$11.00	$9.66	$0.1660
January 31, 2007	10.68	9.65	0.1655
October 31, 2006	10.15	9.22	0.1650
July 31, 2006	9.50	8.85	0.1645

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

Shareholders

As of June 30, 2008, the Company had 4,054 common shareholders of record, and 57,869,815 common shares of beneficial interest (plus 21,293,532 limited partnership units potentially convertible into 21,293,532 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal years ended April 30, 2008, 2007 and 2006, respectively, we issued an aggregate of 389,670, and 219,587 and 342,242 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 389,670, and 219,587 and 342,242 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2008, except for repurchases of nominal amounts of fractional shares, at shareholder request.

2008 Annual Report 30

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

Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2003, and ending April 30, 2008, the cumulative total returns for the Company’s common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”), and the NAREIT Equity Index, which is an index prepared by the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Market.

The performance graph assumes that at the close of trading on April 30, 2003, the last trading day of fiscal year 2003, $100 was invested in the Company’s common shares and in each of the indexes.  The comparison assumes the reinvestment of all distributions.  Cumulative total shareholder returns for the Company’s common shares, the S&P 500 and the NAREIT Equity Index are based on the Company’s fiscal year ending April 30.

	FY03	FY04	FY05	FY06	FY07	FY08
Investors Real Estate Trust	100.00	104.32	104.95	117.62	140.08	144.53
S&P 500	100.00	122.88	130.66	150.81	173.79	165.66
NAREIT Equity	100.00	124.84	168.06	212.73	269.03	235.36

Source:  Research Data Group, Inc.

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

2008 Annual Report 31

	(in thousands, except per share data)
	2008	2007	2006	2005	2004
Consolidated Income Statement Data
Revenue	$221,170	$197,538	$170,171	$152,759	$130,283
Income before minority interest and discontinued operations and gain on sale of other investments	$15,021	$14,255	$11,119	$9,871	$10,136
Gain on sale of real estate, land, and other investments	$556	$4,602	$3,293	$8,605	$662
Minority interest portion of operating partnership income	$(3,524)	$(3,217)	$(1,892)	$(1,727)	$(2,161)
Income from continuing operations	$11,675	$11,026	$8,766	$7,768	$7,376
Income from discontinued operations	$413	$3,084	$2,801	$7,308	$2,064
Net income	$12,088	$14,110	$11,567	$15,076	$9,440
Consolidated Balance Sheet Data
Total real estate investments	$1,456,178	$1,316,534	$1,126,400	$1,067,345	$991,923
Total assets	$1,618,026	$1,435,389	$1,207,315	$1,151,158	$1,076,317
Mortgages payable	$1,063,858	$951,139	$765,890	$708,558	$633,124
Shareholders’ equity	$345,006	$284,969	$289,560	$295,172	$278,629

Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations	$.17	$.18	$.14	$.13	$.19
Income from discontinued operations	$.01	$.06	$.06	$.17	$.05
Net income	$.18	$.24	$.20	$.30	$.24
Distributions	$.67	$.66	$.65	$.65	$.64

CALENDAR YEAR	2007	2006	2005	2004	2003
Tax status of distributions
Capital gain	1.49%	1.22%	16.05%	0.00%	3.88%
Ordinary income	51.69%	42.01%	41.48%	44.65%	58.45%
Return of capital	46.82%	56.77%	42.47%	55.35%	37.67%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2008.

Overview

We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2008, our real estate portfolio consisted of 72 multi-family residential properties containing 9,500 apartment units and having a total real estate investment amount net of accumulated depreciation of $408.7 million, and 163 commercial properties containing approximately 11.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.0 billion. Our commercial properties consist of:

•	65 office properties containing approximately 4.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $498.6 million;

•
48 medical properties (including senior housing) containing approximately 2.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $327.5 million;

2008 Annual Report 32

•	17 industrial properties containing approximately 2.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $93.5 million; and

•	33 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $100.5 million.

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

The uncertainty and volatility in the economy and credit markets during fiscal year 2008 restrained demand for commercial office, retail and industrial space throughout our portfolio.  While we expect our medical and multi-family segments show increased demand, we currently see no growing demand for commercial office, retail or industrial space in IRET’s markets.  We expect continuing deterioration in the economy to increase credit stresses on our tenants through at least the first and second quarters of our current fiscal year (2009), which we expect will lead to moderate increases for us in past due accounts and vacancies.

Despite these market uncertainties, and a tightening in credit standards by lenders during the latter half of fiscal year 2008 in particular, IRET during fiscal year 2008 acquired eight senior housing facilities, seven medical office properties, four office/warehouse properties, three commercial office properties and one multi-family residential complex for purchase prices totaling $148.5 million, excluding transaction costs, and completed construction of an additional multi-family residential property for a cost of $6.2 million.  During fiscal year 2008, the Company sold two properties and two buildings of an apartment community for an aggregate sale price of $1.4 million. Additionally, during fiscal year 2008 IRET completed a public offering of 6.9 million common shares for net proceeds of approximately $66.4 million.

Total revenues of IRET Properties, our operating partnership, increased by $23.7 million to $221.2 million in fiscal year 2008, compared to $197.5 million in fiscal year 2007.  This increase was primarily attributable to the addition of new real estate properties.  Operating income increased in fiscal year 2008, to $12.3 million from $11.6 million in fiscal year 2007. We estimate that rent concessions offered to tenants during the twelve months ended April 30, 2008 lowered our operating revenues by approximately $3.0 million, compared to $5.0 million for fiscal year 2007.  Expenses increased during fiscal year 2008 as well, with real estate taxes, maintenance, utilities and property management expense all increasing from year-earlier levels.  While some of this increase was due to existing real estate, the majority was due to the addition of new real estate properties to our portfolio.

On an all-property basis, economic occupancy levels in our total commercial property segments decreased slightly to 93.0% in fiscal year 2008 from 93.2% in fiscal year 2007.  Economic occupancy rates in our commercial office segment increased; the economic occupancy rates in our commercial medical, industrial and retail segments decreased.  Economic occupancy in our multi-family residential segment decreased to 92.7% in fiscal year 2008 on an all-property basis, from 93.2% in fiscal year 2007.

Additional information and more detailed discussions of our fiscal year 2008 operating results are found in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this Annual Report on Form 10-K.

Real Estate. Real estate is carried at cost, net of accumulated depreciation, less an adjustment for impairment, if any. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. As described further below, the process of allocating property costs to its components involves a considerable amount of subjective judgments to be made by Company management. If the Company does not allocate these costs appropriately or incorrectly estimates the useful lives of its real estate, depreciation expense may be misstated. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 20-40 year estimated life for buildings and improvements and a 5-12 year estimated life for furniture, fixtures and equipment. Maintenance and repairs are charged to

2008 Annual Report  33

operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years.

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and considers whether there were significant intangible assets acquired (for example, above-and below-market leases, the value of acquired in-place leases, and tenant relationships, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141) and acquired liabilities, and allocates the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair value of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately, or based on estimated market value if acquired in a merger or in a portfolio acquisition.

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

Property sales or dispositions are recorded when title transfers and sufficient consideration is received by the Company and the Company has no significant continuing involvement with the property sold. The Company’s properties are reviewed for impairment if events or circumstances change indicating that the carrying amount of the assets may not be recoverable. This review requires management to exercise judgment, including making estimates about the future performance of the properties being reviewed. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocations of purchase price and future impairment charges may be different. The impact of the Company’s estimates in connection with acquisitions and future impairment analysis could be material to the Company’s financial statements.

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts (approximately $261,000 as of April 30, 2008) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents (approximately $992,000 as of April 30, 2008) and from mortgage loans (approximately $11,000 as of April 30, 2008). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

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

2008 Annual Report  34

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

RESULTS OF OPERATIONS

Revenues

Total revenues for fiscal year 2008 were $221.2 million, compared to $197.5 million in fiscal year 2007 and $170.2 million in fiscal year 2006. Revenues during fiscal year 2008 were $23.7 million greater than revenues in fiscal year 2007 and revenues during fiscal year 2007 were $27.3 million greater than in fiscal year 2006.

For fiscal 2008, the increase in revenue of $23.7 million resulted from:

(in thousands)
Rent from 29 properties acquired in fiscal year 2007 in excess of that received in 2007 from the same 29 properties	$14,256
Rent from 23 properties acquired in fiscal year 2008	5,759
Increase in rental income on existing properties	3,644
Decrease in lease termination fees	(27)
$23,632

For fiscal 2007, the increase in revenue of $27.3 million resulted from:

(in thousands)
Rent from 13 properties acquired in fiscal year 2006 in excess of that received in 2006 from the same 13 properties	$5,443
Rent from 29 properties acquired in fiscal year 2007	16,948
Increase in rental income on existing properties	5,609
Decrease in lease termination fees	(631)
$27,369

2008 Annual Report  35

As illustrated above, the substantial majority (84.7% in fiscal year 2008 and 81.8% in fiscal year 2007) of the increase in our gross revenue for fiscal years 2008 and 2007 resulted from the addition of new real estate properties to the IRET Properties’ portfolio, with 15.4%  and 20.5%, respectively, resulting from rental increases on existing properties. For the next 12 months, we expect acquisitions to continue to be the most significant factor in any increases in our revenues and ultimately our net income. However, domestic financial markets have recently been experiencing unusual volatility and uncertainty. Although this has occurred most visibly within the single-family mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms, and our ability to make acquisitions could be adversely affected.  At the same time, though, these credit market dislocations may offer investment opportunities, as potential acquisitions may become more attractive due to moderating commercial real estate price increases.  Additionally, joint venture and development opportunities may become more plentiful, due to an increase in the number of smaller developers who currently have constrained access to equity capital, and are seeking investment partners.

Gain on Sale of Real Estate

The Company realized a gain on sale of real estate, land and other investments for fiscal year 2008 of approximately $556,000. This compares to $4.6 million of gain on sale of real estate recognized in fiscal 2007 and $3.3 million recognized in fiscal 2006. A list of the properties sold during fiscal year 2008, showing sales price, depreciated cost plus sales costs and net gain is included in this Item 7 under the caption “Property Dispositions.”

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

The following tables show revenues, operating expenses and NOI by reportable operating segment for fiscal years 2008, 2007 and 2006.  For a reconciliation of net operating income of reportable segments to operating income as reported, see Note 11 of the Notes to Consolidated Financial Statements in this report.

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

2008 Annual Report 36

	(in thousands)
Year Ended April 30, 2008	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$72,827	$84,042	$38,412	$11,691	$14,198	$221,170
Real estate expenses
Utilities	7,388	7,743	2,111	131	420	17,793
Maintenance	9,637	10,522	2,757	558	1,108	24,582
Real estate taxes	7,528	13,140	2,977	1,346	2,142	27,133
Insurance	1,162	901	257	135	169	2,624
Property management	8,922	3,900	1,654	359	438	15,273
Total expenses	$34,637	$36,206	$9,756	$2,529	$4,277	$87,405
Net operating income	$38,190	$47,836	$28,656	$9,162	$9,921	$133,765

Stabilized net operating income	35,310	33,916	26,260	6,172	9,580	111,238
Non-stabilized net operating income	2,880	13,920	2,396	2,990	341	22,527
Total net operating income	$38,190	$47,836	$28,656	$9,162	$9,921	$133,765

	(in thousands)
Year Ended April 30, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$66,972	$73,603	$34,783	$8,091	$14,089	$197,538
Real estate expenses
Utilities	6,666	6,286	1,771	57	377	15,157
Maintenance	8,619	9,243	2,611	218	1,000	21,691
Real estate taxes	7,294	10,831	2,322	755	2,079	23,281
Insurance	1,090	772	274	75	166	2,377
Property management	7,785	3,343	1,697	148	853	13,826
Total expenses	$31,454	$30,475	$8,675	$1,253	$4,475	$76,332
Net operating income	$35,518	$43,128	$26,108	$6,838	$9,614	$121,206

Stabilized net operating income	34,318	34,675	25,823	6,317	9,229	110,362
Non-stabilized net operating income	1,200	8,453	285	521	385	10,844
Total net operating income	$35,518	$43,128	$26,108	$6,838	$9,614	$121,206

	(in thousands)
Year Ended April 30, 2006	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$61,669	$57,483	$31,670	$6,372	$12,977	$170,171
Real estate expenses
Utilities	6,544	4,805	1,600	91	390	13,430
Maintenance	7,822	7,582	2,471	201	1,107	19,183
Real estate taxes	6,955	8,021	2,283	771	1,727	19,757
Insurance	1,394	705	298	81	179	2,657
Property management	6,987	2,488	1,662	108	541	11,786
Total expenses	$29,702	$23,601	$8,314	$1,252	$3,944	$66,813
Net operating income	$31,967	$33,882	$23,356	$5,120	$9,033	$103,358

Stabilized net operating income	31,859	33,412	19,101	5,120	9,033	98,525
Non-stabilized net operating income	108	470	4,255	0	0	4,833
Total net operating income	$31,967	$33,882	$23,356	$5,120	$9,033	$103,358

2008 Annual Report  37

Changes in Expenses and Net Income

Operating income for fiscal year 2008 increased to $12.3 million from $11.6 million in fiscal year 2007, and from $9.9 million in fiscal year 2006. Our net income available to common shareholders for fiscal year 2008 was $9.7 million, compared to $11.7 million in fiscal year 2007 and $9.2 million in fiscal year 2006. On a per common share basis, net income was $.18 per common share in fiscal year 2008, compared to $.24 per common share in fiscal year 2007 and $.20 in fiscal year 2006.

Although operating income increased on an absolute basis from the year-earlier period, net income on a per share and unit basis declined, primarily due to dilution following the Company’s October 2007 public offering of 6.9 million common shares, and due to the effect of a gain on sale included within discontinued operations in the twelve months ended April 30, 2007.

These changes in operating income and net income result from the changes in revenues and expenses detailed below:

Changes in net income available to common shareholders for fiscal year 2008 resulted from:

(in thousands)
An increase in net operating income primarily due to new acquisitions	$12,559
An increase in interest income	151
An increase in minority interest of other partnership’s income	110
An increase in gain on sale of other investments	80

These increases were offset by:
An increase in depreciation/amortization expense related to real estate investments	(5,623)
An increase in interest expense primarily due to debt placed on new acquisitions	(5,015)
An increase in operating expenses, administrative, advisory & trustee services	(856)
An increase in amortization related to non-real estate investments	(394)
An increase in minority interest of operating partnership income	(307)
A decrease in income from discontinued operations, net	(2,671)
A decrease in non-operating income	(56)
Total decrease in fiscal 2008 net income available to common shareholders	$(2,022)

Changes in net income available to common shareholders for fiscal year 2007 resulted from:

(in thousands)
An increase in net operating income primarily due to new acquisitions	$17,848
An increase in interest income	1,128
An increase in non-operating income	297
An increase in income from discontinued operations, net	283
A decrease in minority interest of other partnership’s income	510

These increases were offset by:
An increase in depreciation/amortization expense related to real estate investments	(7,525)
An increase in interest expense primarily due to debt placed on new acquisitions	(7,747)
An increase in minority interest of operating partnership income	(1,325)
An increase in operating expenses, administrative, advisory & trustee services	(528)
An increase in amortization related to non-real estate investments	(337)
A decrease in gain on sale of other investments	(61)
Total increase in fiscal 2007 net income available to common shareholders	$2,543

Factors Impacting Net Income During Fiscal Year 2008 as Compared to Fiscal Year 2007

Economic occupancy rates in three of our five segments increased slightly compared to the year-earlier period, and real estate revenue increased in fiscal year 2008 compared to fiscal year 2007 in all of our reportable segments.  Net income available to common shareholders decreased to $9.7 million in fiscal year 2008, compared to $11.7 million in fiscal year 2007.  Revenue increases during fiscal year 2008 were offset somewhat by increases in maintenance,

2008 Annual Report  38

utilities, mortgage interest due to increased borrowing, real estate taxes, property management, insurance and amortization expense.

•
Economic Occupancy.  During fiscal year 2008, economic occupancy levels at our properties increased slightly over year-earlier levels in three of our five reportable segments, and declined in our commercial medical and retail segments.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.   Economic occupancy rates on a stabilized property basis for the fiscal year ended April 30, 2008 compared to the fiscal year ended April 30, 2007 are shown below:

	Fiscal Year Ended April 30,
	2008	2007	% Change
Multi-Family Residential	93.3%	93.2%	0.1%
Commercial Office	91.0%	90.8%	0.2%
Commercial Medical	95.5%	96.7%	(1.2%)
Commercial Industrial	96.2%	94.8%	1.4%
Commercial Retail	87.1%	89.3%	(2.2%)

•
Concessions.  Our overall level of tenant concessions declined for the fiscal year ended April 30, 2008 compared to the year-earlier period. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the fiscal year ended April 30, 2008 lowered our operating revenues by approximately $3.0 million, as compared to an approximately $5.0 million reduction in operating revenues attributable to rent concessions offered in fiscal year 2007.

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the fiscal years ended April 30, 2008 and 2007:

	(in thousands)
	Fiscal Year Ended April 30,
	2008	2007	%Change
Multi-Family Residential	$2,254	$3,147	(28.4%)
Commercial Office	692	1,769	(60.9%)
Commercial Medical	34	70	(51.4%)
Commercial Industrial	0	14	(100.0%)
Commercial Retail	31	22	40.9%
Total	$3,011	$5,022	(40.0%)

•
Increased Maintenance Expense.  Maintenance expenses totaled $24.6 million in fiscal year 2008, compared to $21.7 million in fiscal year 2007.  Maintenance expenses at properties newly acquired in fiscal years 2008 and 2007 added $2.3 million to the maintenance expense category during fiscal year 2008, while maintenance expenses at existing properties increased by approximately $568,000 primarily for snow removal and janitorial contract services, resulting in a net increase of $2.9 million or 13.3% in maintenance expenses in fiscal year 2008 compared to fiscal year 2007.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the fiscal years ended April 30, 2008 and 2007 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2008	$9,637	$10,522	$2,757	$558	$1,108	$24,582
2007	$8,619	$9,243	$2,611	$218	$1,000	$21,691
% change (2008 vs. 2007)	11.8%	13.8%	5.6%	156.0%	10.8%	13.3%

2008 Annual Report  39

•
Increased Utility Expense.  Utility expense totaled $17.8 million in fiscal year 2008, compared to $15.2 million in fiscal year 2007.  Utility expenses at properties newly acquired in fiscal years 2008 and 2007 added $1.5 million to the utility expense category during fiscal year 2008, while utility expenses at existing properties increased by $1.1 million, primarily due to unusually warm weather in certain of IRET’s markets, resulting in increased cooling costs, for a total increase of $2.6 million or 17.4% in utility expenses in fiscal year 2008 compared to fiscal year 2007.

Utility expenses by reportable segment for the fiscal years ended April 30, 2008 and 2007 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2008	$7,388	$7,743	$2,111	$131	$420	$17,793
2007	$6,666	$6,286	$1,771	$57	$377	$15,157
% change (2008 vs. 2007)	10.8%	23.2%	19.2%	129.8%	11.4%	17.4%

•
Increased Mortgage Interest Expense.  Our mortgage interest expense increased approximately $6.1 million, or 10.5%, to approximately $62.7 million during fiscal year 2008, compared to $56.6 million in fiscal year 2007. Mortgage interest expense for properties newly acquired in fiscal years 2008 and 2007 added $6.1 million to our total mortgage interest expense in fiscal year 2008, while mortgage interest expense on existing properties increased $24,000.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.37% as of April 30, 2008, compared to 6.43% as of April 30, 2007.  Our mortgage debt increased approximately $112.8 million, or 11.9%, to approximately $1.1 billion as of April 30, 2008, compared to $951.1 million on April 30, 2007.

Mortgage interest expense by reportable segment for the fiscal years ended April 30, 2008 and 2007 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2008	$19,602	$23,131	$12,351	$3,481	$4,137	$62,702
2007	$18,723	$20,157	$11,291	$2,325	$4,070	$56,566
% change (2008 vs. 2007)	4.7%	14.8%	9.4%	49.7%	1.6%	10.8%

•
Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $10.0 million in fiscal year 2008, compared to $9.2 million in fiscal year 2007. The increase in amortization expense in fiscal year 2008 compared to fiscal year 2007 was primarily due to property acquisitions completed by the Company in fiscal year 2008.

•
Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2008 and 2007 added $3.1 million to real estate tax expense, while real estate taxes on existing properties increased by approximately $738,000, for a total increase of $3.8 million or 16.5% in real estate tax expense in fiscal year 2008 compared to fiscal year 2007, from $23.3  million to $27.1 million.

2008 Annual Report 40

Real estate tax expense by reportable segment for the fiscal years ended April 30, 2008 and 2007 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2008	$7,528	$13,140	$2,977	$1,346	$2,142	$27,133
2007	$7,294	$10,831	$2,322	$755	$2,079	$23,281
% change (2008 vs. 2007)	3.2%	21.3%	28.2%	78.2%	3.0%	16.5%

•
Increased Insurance Expense.  Insurance expense increased in fiscal year 2008 compared to fiscal year 2007, from $2.4 million to $2.6 million, an increase of approximately 10.4%.  Insurance expense at properties newly-acquired in fiscal years 2008 and 2007 added approximately $240,000 to insurance expense, while insurance expense at existing properties increased by approximately $7,000, for a net increase of approximately $247,000 in insurance expense in fiscal year 2008 compared to fiscal year 2007.

Insurance expense by reportable segment for the fiscal years ended April 30, 2008 and 2007 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2008	$1,162	$901	$257	$135	$169	$2,624
2007	$1,090	$772	$274	$75	$166	$2,377
% change (2008 vs. 2007)	6.6%	16.7%	(6.2%)	80.0%	1.8%	10.4%

•
Increased Property Management Expense.  Property management expense increased in fiscal year 2008 compared to fiscal year 2007, from $13.8 million to $15.3 million, an increase of $1.5 million or approximately 10.5%.  Of this increase, approximately $240,000 million is attributable to existing properties, while $1.2 million is due to properties acquired in fiscal years 2008 and 2007.  The increase at existing properties is primarily due to an increase in property revenue resulting in higher management fees payable (management fees are generally a percentage of rents received).

Property management expense by reportable segment for the fiscal years ended April 30, 2008 and 2007 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2008	$8,922	$3,900	$1,654	$359	$438	$15,273
2007	$7,785	$3,343	$1,697	$148	$853	$13,826
% change (2008 vs. 2007)	14.6%	16.7%	(2.5%)	142.6%	(48.7%)	10.5%

Factors Impacting Net Income During Fiscal Year 2007 as Compared to Fiscal Year 2006

Our results during the fiscal year ended April 30, 2007, compared to the fiscal year ended April 30, 2006, showed continued overall improvement in occupancy levels and rental revenues.  Economic occupancy rates in four of our five segments increased compared to the year-earlier period, and real estate revenue increased in fiscal year 2007 compared to fiscal year 2006 in all of our reportable segments.  Net income available to common shareholders increased to $11.7 million in fiscal year 2007, compared to $9.2 million in fiscal year 2006.  Revenue increases during fiscal year 2007 were offset somewhat by increases in maintenance, utilities, mortgage interest due to increased borrowing, real estate taxes, property management and amortization expense.  Insurance expense decreased in fiscal year 2007.

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

2008 Annual Report 41

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

During fiscal year 2007, results continued to improve at our multi-family residential properties.  While we had limited success in increasing scheduled rental rates at our apartment communities, the construction of competing apartment units, single-family homes and condominium units abated in most of our markets.  Combined with positive absorption of previously-constructed housing, this reduction in construction of competing product allowed us to reduce vacancy and tenant concessions in our multi-family residential segment.  We also saw during fiscal year 2007 an accelerating demand for industrial space, although as in past periods rental rates in this segment continued to remain at levels lower than in prior fiscal years.  We did not see in fiscal year 2007 any consistent sustained demand for commercial office space or for existing smaller retail developments, which comprise a majority of IRET’s retail portfolio.

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

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the fiscal years ended April 30, 2007 and 2006:

	(in thousands)
	Fiscal Year Ended April 30,
	2007	2006	%Change
Multi-Family Residential	$3,147	$3,848	(18.2%)
Commercial Office	1,769	1,213	45.8%
Commercial Medical	70	74	(5.4%)
Commercial Industrial	14	53	(73.6%)
Commercial Retail	22	23	(4.3%)
Total	$5,022	$5,211	(3.6%)

•
Increased Maintenance Expense.  Maintenance expenses totaled $21.7 million in fiscal year 2007, compared to $19.2 million in fiscal year 2006.  Maintenance expenses at properties newly acquired in fiscal years 2007 and 2006 added $2.5 million to the maintenance expense category during fiscal year 2007, while maintenance expenses at existing properties decreased by approximately $31,000, resulting in a net increase of $2.5 million or 13.1% in maintenance expenses in fiscal year 2007 compared to fiscal year 2006.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

2008 Annual Report  42

Maintenance expenses by reportable segment for the fiscal years ended April 30, 2007 and 2006 were as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$8,619	$9,243	$2,611	$218	$1,000	$21,691
2006	$7,822	$7,582	$2,471	$201	$1,107	$19,183
% change (2007 vs. 2006)	10.2%	21.9%	5.7%	8.5%	(9.7%)	13.1%

•
Increased Utility Expense.  Utility expense totaled $15.2 million in fiscal year 2007, compared to $13.4 million in fiscal year 2006.  Utility expenses at properties newly acquired in fiscal years 2007 and 2006 added $1.6 million to the utility expense category during fiscal year 2007, while utility expenses at existing properties increased by approximately $88,000, for a total increase of $1.7 million or 12.9% in utility expenses in fiscal year 2007 compared to fiscal year 2006.

Utility expenses by reportable segment for the fiscal years ended April 30, 2007 and 2006 were as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$6,666	$6,286	$1,771	$57	$377	$15,157
2006	$6,544	$4,805	$1,600	$91	$390	$13,430
% change (2007 vs. 2006)	1.9%	30.8%	10.7%	(37.4%)	(3.3%)	12.9%

•
Increased Mortgage Interest Expense.  Our mortgage interest expense increased approximately $7.1 million, or 14.3%, to approximately $56.6 million during fiscal year 2007, compared to $49.5 million in fiscal year 2006. Mortgage interest expense for properties newly acquired in fiscal years 2007 and 2006 added $7.7 million to our total mortgage interest expense in fiscal year 2007, while mortgage interest expense on existing properties decreased approximately $627,000.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.43% as of April 30, 2007, compared to 6.63% as of April 30, 2006.  Our mortgage debt increased approximately $185.2 million, or 24.2%, to approximately $951.1 million as of April 30, 2007, compared to $765.9 million on April 30, 2006.

Mortgage interest expense by reportable segment for the fiscal years ended April 30, 2007 and 2006 were as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$18,723	$20,157	$11,291	$2,325	$4,070	$56,566
2006	$17,919	$14,774	$10,534	$2,240	$4,029	$49,496
% change (2007 vs. 2006)	4.5%	36.4%	7.2%	3.8%	1.0%	14.3%

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

2008 Annual Report  43

approximately $638,000, for a total increase of $3.5 million or 17.8% in real estate tax expense in fiscal year 2007 compared to fiscal year 2006, from $19.8 million to $23.3 million.

Real estate tax expense by reportable segment for the fiscal years ended April 30, 2007 and 2006 was as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$7,294	$10,831	$2,322	$755	$2,079	$23,281
2006	$6,955	$8,021	$2,283	$771	$1,727	$19,757
% change (2007 vs. 2006)	4.9%	35.0%	1.7%	(2.1%)	20.4%	17.8%

•
Decreased Insurance Expense.  Insurance expense decreased in fiscal year 2007 compared to fiscal year 2006, from $2.7 million to $2.4 million, a decrease of approximately 10.5%.  Insurance expense at properties newly-acquired in fiscal years 2007 and 2006 totaled approximately $208,000, while insurance expense at existing properties decreased approximately $488,000, for a net decrease of approximately $280,000 in insurance expense in fiscal year 2007 compared to fiscal year 2006.

Insurance expense by reportable segment for the fiscal years ended April 30, 2007 and 2006 was as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$1,090	$772	$274	$75	$166	$2,377
2006	$1,394	$705	$298	$81	$179	$2,657
% change (2007 vs. 2006)	(21.8%)	9.5%	(8.1%)	(7.4%)	(7.3%)	(10.5%)

•
Increased Property Management Expense.  Property management expense increased in fiscal year 2007 compared to fiscal year 2006, from $11.8 million to $13.8 million, an increase of $2.0 million or approximately 17.3%.  Of this increase, $1.2 million was attributable to existing properties, while approximately $829,000 was due to properties acquired in fiscal years 2007 and 2006.  The increase at existing properties was primarily due to an increase in property revenue resulting in higher management fees payable (management fees are generally a percentage of rents received).

Property management expense by reportable segment for the fiscal years ended April 30, 2007 and 2006 was as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2007	$7,785	$3,343	$1,697	$148	$853	$13,826
2006	$6,987	$2,488	$1,662	$108	$541	$11,786
% change (2007 vs. 2006)	11.4%	34.4%	2.1%	37.0%	57.7%	17.3%

Comparison of Results from Commercial and Residential Properties

The following table presents an analysis of the relative investment in (corresponding to “Property owned” on the balance sheet, i.e., cost), and net operating income of, our commercial and multi-family residential properties over the past three fiscal years:

2008 Annual Report  44

	(in thousands)		(in thousands)		(in thousands)
Fiscal Years Ended April 30	2008	%	2007	%	2006	%
Real Estate Investments – (cost)
Multi-Family Residential	$510,697	31.0%	$489,644	32.9%	$452,251	35.6%
Commercial Office	556,712	33.8%	536,431	36.0%	383,280	30.2%
Commercial Medical	359,986	21.8%	274,779	18.4%	263,300	20.7%
Commercial Industrial	104,060	6.3%	75,257	5.1%	59,583	4.7%
Commercial Retail	116,804	7.1%	113,176	7.6%	111,009	8.8%
Total	$1,648,259	100%	$1,489,287	100.0%	$1,269,423	100.0%
Net Operating Income
Multi-Family Residential	$38,190	28.6%	$35,518	29.4%	$31,967	30.9%
Commercial Office	47,836	35.8%	43,128	35.6%	33,882	32.8%
Commercial Medical	28,656	21.4%	26,108	21.5%	23,356	22.6%
Commercial Industrial	9,162	6.8%	6,838	5.6%	5,120	5.0%
Commercial Retail	9,921	7.4%	9,614	7.9%	9,033	8.7%
Total	$133,765	100.0%	$121,206	100.0%	$103,358	100.0%

Analysis of Lease Expirations and Credit Risk

The following table shows the annual lease expiration percentages and base rent of expiring leases for the total commercial segments properties owned by us as of April 30, 2008, for fiscal years 2009 through 2018, and the leases that will expire during fiscal year 2019 and beyond. Our multi-family residential properties are excluded from this table, since residential leases are generally for a one-year term.

Fiscal Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration	Percentage of Total Commercial Segments Annualized Base Rent
2009	826,376	8.3%	$7,148,267	7.2%
2010	1,259,555	12.7%	11,944,132	12.0%
2011	2,082,339	21.0%	14,931,308	14.9%
2012	1,269,275	12.8%	13,252,768	13.3%
2013	949,815	9.6%	8,844,907	8.9%
2014	538,851	5.4%	7,688,184	7.7%
2015	287,271	2.9%	2,639,619	2.6%
2016	662,390	6.7%	4,618,462	4.6%
2017	428,250	4.3%	6,282,978	6.3%
2018	165,426	1.7%	2,910,161	2.9%
Thereafter	1,445,997	14.6%	19,594,066	19.6%
Totals	9,915,545	100.0%	$99,854,852	100.0%

The following table lists our top ten commercial tenants on April 30, 2008, for the total commercial segments properties owned by us as of April 30, 2008, based upon minimum rents in place as of April 30, 2008:

2008 Annual Report  45

(in thousands)
Lessee	% of Total Commercial Segments Minimum Rents as of April 30, 2008
Edgewood Vista/Sunwest Management, Inc.	9.4%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health	2.3%
Applied Underwriters	2.2%
Best Buy Co., Inc. (NYSE: BBY)	2.0%
UGS Corp.	1.7%
HealthEast Care System	1.6%
Microsoft (Nasdaq: MSFT)	1.5%
Smurfit - Stone Container (Nasdaq: SSCC)	1.5%
Allina Health System	1.4%
All Others	72.9%
Total Monthly Rent as of April 30, 2008	100.0%

Property Acquisitions

IRET Properties paid approximately $154.7 million for real estate properties added to its portfolio during fiscal year 2008, compared to $220.7 million in fiscal year 2007. The fiscal year 2008 and 2007 additions are detailed below.

Fiscal 2008 (May 1, 2007 to April 30, 2008)
(in thousands)
Acquisitions	Acquisition Cost

Multi-Family Residential
96 – unit Greenfield Apartments – Omaha, NE	$4,700
67 – unit Cottonwood Lake IV – Bismarck, ND*	6,191
10,891
Commercial Property – Office
20,528 sq. ft. Plymouth 5095 Nathan Lane Office Building – Plymouth, MN	2,000
78,560 sq. ft. 610 Business Center IV – Brooklyn Park, MN	6,500
64,607 sq. ft. Intertech Office Building – Fenton, MO	7,000
15,500
Commercial Property—Medical (including Senior Housing)
18,502 sq. ft. Barry Pointe Medical Building – Kansas City, MO	3,200
11,800 sq. ft./28 beds Edgewood Vista Billings—Billings, MT	4,250
18,488 sq. ft./36 beds Edgewood Vista East Grand Forks—East Grand Forks, MN	4,990
11,800 sq. ft./28 beds Edgewood Vista Sioux Falls—Sioux Falls, SD	3,350
55,478 sq. ft. Edina 6405 France Medical—Edina, MN**	13,615
70,934 sq. ft. Edina 6363 France Medical—Edina, MN**	13,360
57,212 sq. ft. Minneapolis 701 25th Ave Medical (Riverside)—Minneapolis, MN**	8,000
53,466 sq. ft. Burnsville 303 Nicollet Medical (Ridgeview)—Burnsville, MN	8,800
36,199 sq. ft. Burnsville 305 Nicollet Medical (Ridgeview South)—Burnsville, MN	5,900
17,640 sq. ft. Eagan 1440 Duckwood Medical—Eagan, MN	2,325
5,192 sq. ft./13 beds Edgewood Vista Belgrade—Belgrade, MT	2,100
5,194 sq. ft./13 beds Edgewood Vista Columbus—Columbus, NE	1,450
168,801 sq. ft./185 beds Edgewood Vista Fargo—Fargo, ND	25,850
5,185 sq. ft./13 beds Edgewood Vista Grand Island—Grand Island, NE	1,400
5,135 sq. ft./13 beds Edgewood Vista Norfolk—Norfolk, NE	1,300
99,890
Commercial Property – Industrial
50,400 sq. ft. Cedar Lake Business Center – St. Louis Park, MN	4,040
528,353 sq. ft. Urbandale Warehouse Building – Urbandale, IA	14,000
69,600 sq. ft. Woodbury 1865 Woodlane – Woodbury, MN	4,000
198,600 sq. ft. Eagan 2785 & 2795 Highway 55—Eagan, MN	6,400
28,440
Total Property Acquisitions	$154,721
* Development property placed in service January 2, 2008.
** Acquisition of leasehold interests only (air rights lease and ground leases)

2008 Annual Report  46

Fiscal 2007 (May 1, 2006 to April 30, 2007)
(in thousands)
Fiscal 2007 Acquisitions	Acquisition Cost

Multi-Family Residential
192-unit Arbors Apartments – Sioux City, NE	$7,000
154-unit Quarry Ridge Apartments – Rochester, MN	14,570
389-unit St. Cloud Apartments – St. Cloud, MN	7,800
120-unit Indian Hills Apartments – Sioux City, IA	3,120
72-unit Rum River Apartments – Isanti, MN	5,650
38,140
Commercial Property – Office
143,061 sq. ft. Pacific Hills – Omaha, NE	16,502
141,724 sq. ft. Corporate Center West – Omaha, NE	21,497
94,832 sq. ft. Farnam Executive Center – Omaha, NE	12,853
84,475 sq. ft. Miracle Hills One – Omaha, NE	11,950
60,942 sq. ft. Woodlands Plaza IV – Maryland Heights, MO	5,840
122,567 sq. ft. Riverport – Maryland Heights, MO	21,906
90,315 sq. ft. Timberlands – Leawood, KS	14,546
138,825 sq. ft. Flagship – Eden Prairie, MN	26,094
59,827 sq. ft. Gateway Corporate Center – Woodbury, MN	9,612
71,430 sq. ft. Highlands Ranch I – Highlands Ranch, CO	12,250
153,050
Commercial Property – Medical (including senior housing)
26,336 sq. ft. Fox River Cottages – Grand Chute, WI	3,200
10,796 sq. ft. St. Michael Clinic – St. Michael, MN*	2,587
5,787
Commercial Property – Industrial
100,850 sq. ft. Bloomington 2000 – Bloomington, MN	6,750
172,057 sq. ft. Roseville 2929 – Roseville, MN	10,300
17,050
Commercial Property – Retail
16,921 sq. ft. Dakota West Plaza – Minot, ND	625
14,820 sq. ft. Weston Walgreens – Weston, WI**	2,144
2,769
Unimproved Land
Monticello Unimproved Parcel (City) – Monticello, MN	5
St. Michaels Unimproved – St. Michael, MN	320
Monticello Unimproved Parcel (Other) – Monticello, MN	75
Weston Unimproved – Weston, WI	800
Quarry Ridge Unimproved – Rochester, MN	930
Minot Prairie Green – Minot, ND	1,750
3,880
Total Fiscal 2007 Property Acquisitions	$220,676
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

Property Dispositions

During fiscal year 2008, IRET Properties disposed of two properties and two buildings of an apartment community for an aggregate sale price of $1.4 million, compared to 14 properties and two unimproved parcels sold for an aggregate sale price of $22.5 million in total during fiscal year 2007. Real estate assets sold by IRET during fiscal years 2008 and 2007 were as follows:

2008 Annual Report  47

	(in thousands)
Fiscal 2008 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss

Multi-Family Residential
405 Grant Ave (Lonetree) Apartments – Harvey, ND	$185	$184	$1
Sweetwater Apartments – Devils Lake, ND	940	430	510
	1,125	614	511
Commercial Property – Office
Minnetonka Office Buildings – Minnetonka, MN	310	307	3
	310	307	3
Total Fiscal 2008 Property Dispositions	$1,435	$921	$514

	(in thousands)
Fiscal 2007 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss

Multi-Family Residential
60-unit Clearwater Apartments – Boise, ID	$4,000	$3,413	$587
122-unit Park East Apartments – Fargo, ND	6,188	4,476	1,712
	10,188	7,889	2,299
Commercial Property – Office
5,640 sq. ft. Greenwood Office – Greenwood, MN	1,500	961	539
	1,500	961	539
Commercial Property – Medical (senior housing)
29,408 sq. ft. Wedgewood Sweetwater – Lithia Springs, GA	4,550	3,836	714
	4,550	3,836	714
Commercial Property – Retail
4,560 sq. ft. Moundsview Bakery – Mounds View, MN	380	287	93
3,571 sq. ft. Howard Lake C-Store – Winsted, MN	550	374	176
6,225 sq. ft. Wilmar Sam Goody – Wilmar, MN	450	409	41
3,571 sq. ft. Winsted C-Store – Winsted, MN	190	214	(24)
7,700 sq. ft. Buffalo Strip Center – Buffalo, MN	800	667	133
4,800 sq. ft. Glencoe C-Store – Glencoe, MN	350	344	6
5,216 sq. ft. Long Prairie C-Store – Long Prairie, MN	302	304	(2)
5,600 sq. ft. Faribault Checkers Auto – Faribault, MN	525	337	188
4,800 sq. ft. Paynesville C-Store – Paynesville, MN	149	150	(1)
6,800 sq. ft. Prior Lake Strip Center I – Prior Lake, MN	1,105	993	112
4,200 sq. ft. Prior Lake Strip Center III – Prior Lake, MN	545	465	80
	5,346	4,544	802
Unimproved Land
IGH Land – Inver Grove Heights, MN	900	613	287
Long Prairie Unimproved Land – Long Prairie, MN	59	60	(1)
	959	673	286
Total Fiscal 2007 Property Dispositions	$22,543	$17,903	$4,640

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

2008 Annual Report  48

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

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2008 increased to $64.2 million, compared to $57.0 million and $46.7 million for the fiscal years ended April 30, 2007 and 2006, respectively.

Reconciliation of Net Income to Funds From Operations

For the years ended April 30, 2008, 2007 and 2006:

	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2008				2007				2006
	Amount	Weighted Avg Shares and Units (2)	Per Share and Unit (3)		Amount	Weighted Avg Shares and Units (2)	Per Share and Unit (3)		Amount	Weighted Avg Shares and Units (2)	Per Share and Unit (3)

Net income	$12,088		$		$14,110		$		$11,567		$
Less dividends to preferred shareholders	(2,372)				(2,372)				(2,372)
Net income available to common shareholders	9,716	53,060		0.18	11,738	47,672		0.24	9,195	45,717		0.20
Adjustments:
Minority interest in earnings of unitholders	3,677	20,417			4,299	17,017			2,705	13,329
Depreciation and amortization(1)	51,303				45,559				38,104
Gains on depreciable property sales	(514)				(4,602)				(3,293)
Funds from operations applicable to common shares and Units(4)	$64,182	73,477		$0.87	$56,994	64,689		$0.88	$46,711	59,046		$0.79

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Consolidated Statements of Operations, totaling $51,518, and depreciation/amortization from Discontinued Operations of $47, less corporate-related depreciation and amortization on office equipment and other assets of $262, for the fiscal year ended April 30, 2008.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)
In accordance with SEC and NAREIT guidance, IRET does not exclude impairment write-downs from FFO (that is, impairment charges are not added back to GAAP net income in calculating FFO). IRET recorded impairment charges of $0, $640 and $409 for the fiscal years ended April 30, 2008, 2007 and 2006, respectively. If these impairment charges are excluded from the Company's calculation of FFO, the Company's FFO per share and unit would be unchanged for fiscal year 2008, and would increase by one cent per share and unit in each of fiscal years 2007 and 2006, to $.89 and $.80 per share and unit, respectively.

2008 Annual Report  49

Cash Distributions

The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2008, 2007 and 2006:

	Fiscal Years
Quarters	2008	2007	2006
First	$.1665	$.1645	$.1625
Second	.1670	.1650	.1630
Third	.1675	.1655	.1635
Fourth	.1680	.1660	.1640
	$.6690	$.6610	$.6530

The fiscal year 2008 cash distributions increased 1.2% over the cash distributions paid during fiscal year 2007, and fiscal year 2007 cash distributions increased 1.2% over the cash distributions paid during fiscal year 2006, respectively.

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

Sources and Uses of Cash

As of April 30, 2008, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $10.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of April 30, 2008. Borrowings under the lines of credit bear interest based on the following, respectively: (1) Bremer Financial Corporation Reference Rate, (2) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, and (3) Wall Street Journal Prime Rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit, and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in September 2008, December 2011 and December 2008, respectively.  The Company expects to renew these lines of credit prior to their expiration.

In February 2004, the Company filed a shelf registration statement on Form S-3 to offer for sale from time to time common shares and preferred shares. This registration statement was declared effective in April 2004. We may sell any combination of common shares and preferred shares up to an aggregate initial offering price of $150.0 million during the period that the registration statement remains effective. The Company did not issue any common or preferred shares under this registration statement in fiscal years 2007 and 2006. The Company issued 6.9 million

2008 Annual Report  50

common shares under this registration statement in fiscal year 2008, for net proceeds of $66.4 million. As of April 30, 2008, the Company had available securities under this registration statement in the aggregate amount of approximately $30.7 million.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount (currently 5%) from the market price, and to purchase additional common shares of the Company with voluntary cash contributions, also at a discount to the market price. During fiscal year 2008, approximately 1.2 million common shares were issued under this plan, with an additional 1.2 million common shares issued during fiscal year 2007, and 1.2 million common shares issued during fiscal year 2006.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  Approximately 2.3 million units were issued in connection with property acquisitions during fiscal year 2008, and approximately 6.7 million units and 1.1 million units, respectively, were issued in connection with property acquisitions during fiscal years 2007 and 2006.

Primarily as a result of the conversion of UPREIT units and the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, the Company’s equity capital increased during fiscal 2008 by $85.7 million. Additionally, the equity capital of the Company was increased by $22.9 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital for the Company during fiscal year 2008 of $108.6 million. The Company’s equity capital increased by $66.5 million and $26.2 million in fiscal years 2007 and 2006, respectively.

Cash and cash equivalents on April 30, 2008 totaled $53.5 million, compared to $44.5 million and $17.5 million on the same date in 2007 and 2006, respectively. Net cash provided from operating activities increased to $61.9 million in fiscal year 2008 from $58.4 million in fiscal year 2007, due primarily to increased net income as a result of less cash concessions given to tenants . Net cash provided from operating activities increased to $58.4 million in fiscal year 2007 from $48.4 million in fiscal year 2006, also due primarily to increased net income as a result of higher occupancy rates at Company properties.

Net cash used in investing activities decreased to $145.3 million in fiscal year 2008, from $161.4 million in fiscal year 2007. Net cash used in investing activities was $82.6 million in fiscal year 2006. The decrease in net cash used in investing activities in fiscal year 2008 compared to fiscal year 2007 was primarily a result of fewer proceeds from sales of properties. Net cash provided from financing activities decreased to $92.3 million during fiscal year 2008, from $130.0 million during fiscal year 2007, due primarily to an decrease in proceeds received from mortgage borrowings and refinancings. Net cash provided from financing activities increased to $130.0 million during fiscal year 2007, from $28.2 million during fiscal year 2006, also due primarily to an increase in proceeds received from mortgage borrowings and refinancings.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $1.1 billion on April 30, 2008, due to the debt placed on acquisitions, from $951.1 million on April 30, 2007 and $765.9 million on April 30, 2006. Approximately 98.9% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2008, the weighted average rate of interest on the Company’s mortgage debt was 6.37%, compared to 6.43% on April 30, 2007 and 6.63% on April 30, 2006.

Revolving lines of credit. As of April 30, 2008 and 2007, the Company had no amounts outstanding under its unsecured credit lines with Bremer Bank, First Western Bank and Trust, and First International Bank and Trust. The Company had $3.5 million outstanding under its unsecured credit line with First Western Bank and Trust as of April 30, 2006.

Mortgage Loans Receivable. Mortgage loans receivable net of allowance increased to approximately $541,000 at April 30, 2008, from approximately $399,000 at April 30, 2007 and approximately $409,000 at April 30, 2006.

Property Owned. Property owned increased to $1.6 billion at April 30, 2008, from $1.5 billion at April 30, 2007. The increases resulted primarily from the acquisition of the additional investment properties net of dispositions as

2008 Annual Report  51

described in the “Property Acquisitions” and “Property Dispositions” subsections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2008, totaled $53.5 million, compared to $44.5 million on April 30, 2007 and $17.5 million on April 30, 2006. The increase in cash on hand on April 30, 2008, as compared to April 30, 2007, was due primarily to proceeds from an increase in mortgage loan borrowings.

Marketable Securities. During fiscal year 2008, IRET decreased its investment in marketable securities classified as available-for-sale to approximately $420,000 on April 30, 2008, from $2.0 million on April 30, 2007 and $2.4 million on April 30, 2006. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership increased to 21.2 million units on April 30, 2008, compared to 20.0 million units on April 30, 2007 and 13.7 million units on April 30, 2006. The increase in units outstanding at April 30, 2008 as compared to April 30, 2007 and 2006, resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of units converted to shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2008 totaled 57.7 million compared to 48.6 million common shares outstanding on April 30, 2007 and 46.9 million common shares outstanding on April 30, 2006. This increase in common shares outstanding from April 30, 2007 and 2006, to April 30, 2008, was due to the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan. Preferred shares of beneficial interest outstanding on April 30, 2008, 2007 and 2006 totaled 1.15 million.

Contractual Obligations and Other Commitments

The primary contractual obligations of the Company relate to its borrowings under its three lines of credit and mortgage notes payable. The Company had no amounts outstanding under its lines of credit at April 30, 2008. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2008, are included in the table below as “Long-term debt.” Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2008. The other debt category consists of one unsecured promissory note for leasehold improvements at one of our properties, Southdale Medical Center in Edina, Minnesota.

As of April 30, 2008, the Company is a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $503,000 per year in rent under these leases, which have remaining terms ranging from 4 to 92 years, and expiration dates ranging from July 2012 to October 2100.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant contractual obligations as of April 30, 2008, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in this category are costs for construction and expansion projects and capital improvements at the Company’s properties. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,471,688	$111,096	$368,962	$239,136	$752,494
Other Debt	$73	$73	$0	$0	$0
Operating Lease Obligations	$26,576	$503	$1,006	$1,006	$24,061
Purchase Obligations	$5,416	$5,209	$207	$0	$0

2008 Annual Report  52

Off-Balance-Sheet Arrangements

As of April 30, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 30, 2008, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 16, 2008. On July 1, 2008, the Company paid a distribution of 16.85 cents per share on the Company’s common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 16, 2008. This distribution represented an increase of .05 cents or .3% over the previous regular quarterly distribution of 16.80 cents per common share/unit paid April 1, 2008.

Closed and Pending Acquisitions.  Subsequent to its April 30, 2008 fiscal year end, the Company closed on the acquisition of several small apartment buildings in Minot, North Dakota, with a total of 52 units, for a total purchase price of $2.5 million, including the issuance to the seller of approximately 192,000 UPREIT units valued at $10.20 per unit.  The Company also acquired, subsequent to its fiscal 2008 year end, a parcel of vacant land in Bismarck, North Dakota, for a purchase price of approximately $576,000.  This vacant parcel adjoins the Company’s existing Cottonwoods apartment complexes in Bismarck.

As of April 30, 2008, the Company had signed purchase agreements to acquire a 36-unit multi-family apartment complex in Isanti, Minnesota, for a purchase price of $3.1 million, and a small office building in Bismarck, North Dakota, for a purchase price of $2.2 million.  These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be completed.

The Company also continues to work to close a previously-announced proposed acquisition of a two-building senior housing complex located in Minot, North Dakota, consisting of two single-story facilities containing approximately 93,708 square feet and 9,693 square feet, respectively, with a combined total of 184 units/beds, for a purchase price of $14.8 million.  The Company had expected to close this acquisition prior to its April 30, 2008 fiscal year end; negotiations with the sellers and lenders to the project are continuing, but the Company currently has no firm estimate of when this proposed acquisition transaction may be completed, or negotiations terminated. This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates. Because approximately 98.9% of our debt, as of April 30, 2008 (97.7% and 96.8% respectively, as of April 30, 2007 and 2006), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2008, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.

	Future Principal Payments (in thousands)
Long Term Debt	2009	2010	2011	2012	2013	Thereafter	Total
Fixed Rate	$41,474	$150,947	$102,844	$106,089	$46,830	$603,978	$1,052,162
Variable Rate	2,844	2,733	250	267	4,859	743	11,696
							$1,063,858

2008 Annual Report  53

	Future Interest Payments (in thousands)
Long Term Debt	2009	2010	2011	2012	2013	Thereafter	Total
Fixed Rate	$66,159	$59,971	$51,308	$42,651	$37,722	$147,503	$405,314
Variable Rate	619	482	427	410	308	270	2,516
							$407,830

The weighted average interest rate on our debt as of April 30, 2008, was 6.37%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $11.7 million of variable rate indebtedness would increase our annual interest expense by $117,000.

Marketable Securities. IRET’s investments in securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. As of April 30, 2008 and 2007, IRET had approximately $420,000 and $2.0 million, respectively, of marketable securities classified as “available-for-sale,” consisting of securities of various issuers, primarily U.S. Government, U.S. agency and corporate bonds and bank certificates of deposit, held in IRET Properties’ security deposit account with Merrill Lynch. IRET had approximately $2.4 million of securities classified as “available-for-sale” as of April 30, 2006. The values of these securities will fluctuate with changes in market interest rates. As of April 30, 2007, IRET recorded in other comprehensive income an unrealized loss of $16,000 on these securities. During the fourth quarter of fiscal year 2008, IRET sold the securities in its deposit account with Merrill Lynch for a gain of approximately $42,000, recorded in other comprehensive income and in net income as of April 30, 2008.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures:  As of April 30, 2008, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended).  Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

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

2008 Annual Report 54

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

As of April 30, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2008, was effective.

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

The Company’s internal control over financial reporting as of April 30, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008.

(The remainder of this page has been intentionally left blank.)

2008 Annual Report  55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Investors Real Estate Trust

Minot, North Dakota

We have audited the internal control over financial reporting of Investors Real Estate Trust and subsidiaries (the “Company”) as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended April 30, 2008, of the Company and our report dated July 11, 2008, expressed an unqualified opinion on those financial statements and financial statement schedules.

Minneapolis, Minnesota

July 11, 2008

2008 Annual Report  56

Item 9B.  Other Information

None.

PART III

Item 10. Trustees and Executive Officers of the Registrant

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference. We do not have any equity compensation plans and, accordingly, are not required to include the disclosure required by Item 201(d) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and such information is incorporated herein by reference.

2008 Annual Report 57

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

II Valuation and Qualifying Accounts

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

10.1	Member Control and Operating Agreement dated September 30, 2002, filed as Exhibit 10 to the Company’s Form 8-K filed October 15, 2003, and incorporated herein by reference.

10.2	Letter Agreement dated January 31, 2003, filed as Exhibit 10(i) to the Company’s Form 8-K filed February 27, 2003, and incorporated herein by reference.

10.3	Option Agreement dated January 31, 2003, filed as Exhibit 10(ii) to the Company’s Form 8-K filed February 27, 2003, and incorporated herein by reference.

10.4	Financial Statements of T.F. James Company filed as Exhibit 10 to the Company’s Form 8-K filed January 31, 2003, and incorporated herein by reference.

2008 Annual Report  58

10.5
Agreement for Purchase and Sale of Property dated February 13, 2004, by and between IRET Properties and the Sellers specified therein, filed as Exhibit 10.5 to the Company’s Form 10-K filed July 20, 2004, and incorporated herein by reference.

10.6	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2005, and incorporated herein by reference.

10.7	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 12, 2005, and incorporated herein by reference.

10.8	Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

10.09	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed September 11, 2006, and incorporated herein by reference.

10.10	Loan and Security Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.

10.11	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2007, and incorporated herein by reference.

10.12	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2008, and incorporated herein by reference.

10.13	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2007, and incorporated herein by reference.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.

23.1	Consent of Deloitte & Touche LLP, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Senior Vice President and Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

32.2	Section 906 Certification of the Senior Vice President and Chief Financial Officer, filed herewith.

2008 Annual Report 59

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 2008	Investors Real Estate Trust

	By:	/s/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	July 9, 2008

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee & Vice Chairman	July 9, 2008

/s/ Thomas A. Wentz. Sr.
Thomas A. Wentz, Sr.	President & Chief Executive Officer (Principal Executive Officer)	July 9, 2008

/s/ Timothy P. Mihalick
Timothy P. Mihalick	Trustee, Senior Vice President & Chief Operating Officer	July 9, 2008

/s/ Thomas A. Wentz, Jr.
Thomas A. Wentz, Jr.	Trustee & Senior Vice President	July 9, 2008

/s/ Diane K. Bryantt
Diane K. Bryantt	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	July 9, 2008

/s/ John D. Stewart
John D. Stewart	Trustee	July 9, 2008

/s/ Patrick G. Jones
Patrick G. Jones	Trustee	July 9, 2008

/s/ C.W. “Chip” Morgan
C.W. “Chip” Morgan	Trustee	July 9, 2008

/s/ W. David Scott
W. David Scott	Trustee	July 9, 2008

2008 Annual Report  60

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
April 30, 2008, 2007 and 2006

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2008

and

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

PO Box 1988
12 Main Street South
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

2008 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2007 Annual Report F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Investors Real Estate Trust

Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 11, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota

July 11, 2008

2008 Annual Report F-2

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2008 and 2007

	(in thousands)
	April 30, 2008	April 30, 2007
ASSETS
Real estate investments
Property owned	$1,648,259	$1,489,287
Less accumulated depreciation	(219,379)	(180,544)
	1,428,880	1,308,743
Development in progress	22,856	3,498
Unimproved land	3,901	3,894
Mortgage loans receivable, net of allowance	541	399
Total real estate investments	1,456,178	1,316,534
Other assets
Cash and cash equivalents	53,481	44,516
Marketable securities – available-for-sale	420	2,048
Receivable arising from straight-lining of rents, net of allowance	14,113	12,558
Accounts receivable, net of allowance	4,163	3,171
Real estate deposits	1,379	735
Prepaid and other assets	349	568
Intangible assets, net of accumulated amortization	61,649	33,240
Tax, insurance, and other escrow	8,642	7,222
Property and equipment, net	1,467	1,458
Goodwill	1,392	1,397
Deferred charges and leasing costs, net	14,793	11,942
TOTAL ASSETS	$1,618,026	$1,435,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$33,757	$28,995
Mortgages payable	1,063,858	951,139
Other	978	896
TOTAL LIABILITIES	1,098,593	981,030

COMMITMENTS AND CONTINGENCIES (NOTE 15)
MINORITY INTEREST IN PARTNERSHIPS	12,609	12,925
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	161,818	156,465
(21,238,342 units at April 30, 2008 and 19,981,259 units at April 30, 2007)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2008 and April 30, 2007, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 57,731,863 shares issued and outstanding at April 30, 2008, and 48,570,461 shares issued and outstanding at April 30, 2007)	440,187	354,495
Accumulated distributions in excess of net income	(122,498)	(96,827)
Accumulated other comprehensive loss	0	(16)
Total shareholders’ equity	345,006	284,969
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,618,026	$1,435,389
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2008 Annual Report F-3

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2008, 2007, and 2006

	(in thousands, except per share data)
	2008	2007	2006
REVENUE
Real estate rentals	$179,965	$162,410	$141,782
Tenant reimbursement	41,205	35,128	28,389
TOTAL REVENUE	221,170	197,538	170,171
OPERATING EXPENSE
Interest	63,439	58,424	50,677
Depreciation/amortization related to real estate investments	50,042	44,419	36,894
Utilities	17,793	15,157	13,430
Maintenance	24,582	21,691	19,183
Real estate taxes	27,133	23,281	19,757
Insurance	2,624	2,377	2,657
Property management expenses	15,273	13,826	11,786
Administrative expenses	4,745	4,162	3,673
Advisory and trustee services	458	289	221
Other operating expenses	1,344	1,240	1,269
Amortization related to non-real estate investments	1,476	1,082	745
TOTAL OPERATING EXPENSE	208,909	185,948	160,292
Operating income	12,261	11,590	9,879
Interest income	2,095	1,944	816
Other non-operating income	665	721	424
Income before minority interest and discontinued operations and gain (loss) on sale of other investments	15,021	14,255	11,119
Gain (loss) on sale of other investments	42	(38)	23
Minority interest portion of operating partnership income	(3,524)	(3,217)	(1,892)
Minority interest portion of other partnerships’ loss (income)	136	26	(484)
Income from continuing operations	11,675	11,026	8,766
Discontinued operations, net of minority interest	413	3,084	2,801
NET INCOME	12,088	14,110	11,567
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$9,716	$11,738	$9,195
Earnings per common share from continuing operations	$.17	$.18	$.14
Earnings per common share from discontinued operations	.01	.06	.06
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.18	$.24	$.20

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2008 Annual Report F-4

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended April 30, 2008, 2007, and 2006

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPRE-HENSIVE (LOSS)	TOTAL SHARE- HOLDERS’ EQUITY
BALANCE APRIL 30, 2005	1,150	$27,317	45,188	$324,180	$(56,303)	$(22)	$295,172
Comprehensive Income
Net income					11,567		11,567
Unrealized loss for the period on securities available-for-sale						(26)	(26)
Total comprehensive income							11,541
Distributions - common shares					(29,985)		(29,985)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,213	11,076			11,076
Sale of shares			15	139			139
Redemption of units for common shares			501	4,006			4,006
Fractional shares repurchased			(2)	(17)			(17)
BALANCE APRIL 30, 2006	1,150	27,317	46,915	339,384	(77,093)	(48)	289,560
Comprehensive Income
Net income					14,110		14,110
Unrealized gain for the period on securities available-for-sale						32	32
Total comprehensive income							14,142
Distributions - common shares					(31,472)		(31,472)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,215	11,412			11,412
Sale of shares			32	303			303
Redemption of units for common shares			410	3,411			3,411
Fractional shares repurchased			(2)	(15)			(15)
BALANCE APRIL 30, 2007	1,150	27,317	48,570	354,495	(96,827)	(16)	284,969
Comprehensive Income
Net income					12,088		12,088
Unrealized gain for the period on securities available-for-sale						16	16
Total comprehensive income							12,104
Distributions - common shares					(35,387)		(35,387)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,177	11,274			11,274
Sale of shares			6,934	66,679			66,679
Redemption of units for common shares			1,052	7,753			7,753
Fractional shares repurchased			(1)	(14)			(14)
BALANCE APRIL 30, 2008	1,150	$27,317	57,732	$440,187	$(122,498)	$0	$345,006

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2008 Annual Report F-5

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2008, 2007, and 2006

	(in thousands)
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,088	$14,110	$11,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,423	46,695	39,219
Minority interest portion of income	3,541	4,273	3,189
Gain on sale of real estate, land and other investments	(556)	(4,602)	(3,293)
Loss on impairment of real estate investments	0	640	409
Bad debt expense	1,060	507	167
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,921)	(3,247)	(2,261)
Increase in accounts receivable	(1,754)	(1,007)	(1,137)
Decrease (increase) in prepaid and other assets	219	(132)	724
(Increase) decrease in tax, insurance and other escrow	(1,420)	1,671	175
Increase in deferred charges and leasing costs	(5,468)	(4,801)	(2,914)
Increase in accounts payable, accrued expenses and other liabilities	3,667	4,334	2,555
Net cash provided by operating activities	61,879	58,441	48,400
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	1,740	525	174
Proceeds (payments) of real estate deposits	(644)	442	1,365
Principal proceeds on mortgage loans receivable	25	23	210
Investment in mortgage loans receivable	(167)	0	0
Purchase of marketable securities - available-for-sale	(54)	(132)	(57)
Proceeds from sale of real estate and other investments	1,374	22,375	13,480
Insurance proceeds received	837	0	0
Payments for acquisitions and improvements of real estate investments	(148,364)	(184,613)	(97,810)
Net cash used by investing activities	(145,253)	(161,380)	(82,638)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	66,679	303	139
Proceeds from mortgages payable	111,684	257,664	80,276
Proceeds from minority partner	0	54	248
Proceeds from revolving lines of credit	0	20,500	3,500
Repurchase of fractional shares and minority interest units	(14)	(15)	(17)
Distributions paid to common shareholders, net of reinvestment	(24,869)	(20,865)	(19,649)
Distributions paid to preferred shareholders	(2,372)	(2,372)	(2,372)
Distributions paid to unitholders of operating partnership	(12,747)	(10,258)	(7,881)
Distributions paid to other minority partners	(179)	(170)	(189)
Redemption of investment certificates	(11)	(2,440)	(2,312)
Principal payments on mortgages payable	(45,759)	(88,345)	(23,482)
Principal payments on revolving lines of credit and other debt	(73)	(24,086)	(76)
Net cash provided by financing activities	92,339	129,970	28,185
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	8,965	27,031	(6,053)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,516	17,485	23,538
CASH AND CASH EQUIVALENTS AT END OF YEAR	$53,481	$44,516	$17,485

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2008 Annual Report F-6

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2008, 2007, and 2006

	(in thousands)
	2008	2007	2006
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$10,518	$10,607	$10,336
Operating partnership distribution reinvestment plan	756	805	741
Real estate investment acquired through assumption of indebtedness and accrued costs	46,794	16,838	0
Other assets acquired in lieu of cash	0	6	129
Assets acquired through the issuance of minority interest units in the operating partnership	22,931	62,427	10,898
Operating partnership units converted to shares	7,753	3,411	4,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on mortgages	$62,110	$56,918	$49,900
Interest on investment certificates	2	164	231
Interest on margin account and other	98	812	100
	$62,210	$57,894	$50,231

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2008 Annual Report F-7

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008, 2007, and 2006

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of April 30, 2008, IRET owned 72 multi-family residential properties with approximately 9,500 apartment units and 163 commercial properties, consisting of office, medical, industrial and retail properties, totaling approximately 11.5 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 73.1% and 70.9% as of April 30, 2008 and 2007, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations with minority interests reflecting the minority partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for the Company on May 1, 2009, and most of its provisions will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

2008 Annual Report F-8

NOTE 2 • continued

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This new standard will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS 141(R) is to be applied prospectively for business combinations by the Company which close after April 30, 2009. Early adoption of the standard is prohibited.  The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. SFAS 159 was effective for the Company on May 1, 2008, and it did not elect the fair value option for any of its eligible financial instruments.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on May 1, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

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

REAL ESTATE INVESTMENTS

Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Acquisitions of real estate investments are recorded based upon preliminary allocations of the purchase price which are subject to adjustment as additional information is obtained, but in no case more than one year after the date of acquisition. The Company allocates the purchase price to the fair value of the tangible and intangible assets of an acquired property (which includes the land, building, and personal property) which are determined by valuing the property as if it were vacant and to fair value of the intangible assets (which include in-place leases.) The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparables. A land value is assigned based on the purchase price if land is acquired separately or based on estimated fair value if acquired in a merger or in a single or portfolio acquisition.

Above-market and below-market in-place lease intangibles for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.

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

2008 Annual Report F-9

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. No impairment losses were recorded in fiscal year 2008.

REAL ESTATE HELD FOR SALE

Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet requires management to make certain significant judgments. In evaluating whether a property meets the criteria set forth in SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“SFAS 144”), the Company makes a determination as to the point in time that it is probable that a sale will be consummated. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of SFAS 144 prior to the sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in SFAS 144.

The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, reclassifications of prior year revenues and expenses have been made.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In fiscal years 2008 and 2007, respectively, the Company added $38.0 million and $16.0 million of new intangible assets, net of intangible liabilities, all of which were classified as in-place leases. The average lives of these intangibles are 11.4 years for fiscal 2008 and 4.9 years for fiscal year 2007. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

2008 Annual Report F-10

NOTE 2 • continued

As of April 30, 2008 and 2007, respectively, the net carrying amounts of the Company’s identified intangible assets and liabilities were $60.7 million and $33.2 million (net of accumulated amortization of $32.8 million and $24.1 million), respectively. The estimated annual amortization of the Company’s identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2009	$9,723
2010	8,192
2011	6,304
2012	4,322
2013	3,330

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of April 30, 2008 and 2007 were $1.4 million. The annual reviews for these same periods indicated no impairment. In fiscal 2008 the Company disposed of one property and two buildings of an apartment community that had goodwill assigned, and as a result, approximately $5,000 of goodwill was derecognized.

PROPERTY AND EQUIPMENT

Property and equipment consists of the administrative office buildings and equipment contained at IRET’s headquarters in Minot, North Dakota, and other locations in Minneapolis, Minnesota and Omaha, Nebraska. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2008 and 2007, the cost was $2.8 million and $2.5 million, respectively. Accumulated depreciation was $1.3 million and $1.1 million as of April 30, 2008 and 2007, respectively.

MORTGAGE LOANS RECEIVABLE

The mortgage loans receivable (which include contracts for deed) are stated at the outstanding principal balance, net of an allowance for uncollectibility. Interest income is accrued and reflected in the balance sheet. Non-performing loans are recognized as impaired in conformity with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether the loan is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. An allowance is recorded to reduce impaired loans to their estimated fair value. Interest on impaired loans is recognized on a cash basis.

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

2008 Annual Report F-11

NOTE 2 • continued

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2008, 2007 and 2006 is as follows:

	(in thousands)
	2008	2007	2006
Balance at beginning of year	$910	$725	$725
Provision	1,060	507	230
Write-off	(706)	(322)	(230)
Balance at close of year	$1,264	$910	$725

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

DEFERRED LEASING AND LOAN ACQUISITION COSTS

Costs and commissions incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining long-term financing are amortized to interest expense over the life of the loan using the straight-line method, which approximates the effective interest method.

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

2008 Annual Report F-12

NOTE 2 • continued

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

On May 1, 2008, IRET adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

REVENUE RECOGNITION

Residential rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms generally exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases. Rents recognized in advance of collection are reflected as receivable arising from straight-lining of rents, net of allowance for doubtful accounts.  Rent concessions, including free rent, are amortized on a straight-line basis over the terms of the related leases. This treatment of rent concessions is supported in SFAS No. 13, Accounting for Leases, which provides that if rentals vary from a straight-line basis, the income shall be recognized on a straight-line basis.

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

Interest on mortgage loans receivable is recognized in income as it accrues during the period the loan is outstanding. In the case of non-performing loans, income is recognized as discussed above in the Mortgage Loans Receivable section of this Note 2.

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

2008 Annual Report F-13

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.4 billion and $1.3 billion as of April 30, 2008, and April 30, 2007, respectively.

Construction period interest of approximately, $505,000, $69,000, and $21,000, has been capitalized for the years ended April 30, 2008, 2007, and 2006, respectively.

The future minimum lease receipts to be received under non-cancellable leases for commercial properties as of April 30, 2008, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2009	$108,758
2010	100,852
2011	85,976
2012	71,839
2013	59,844
Thereafter	303,769
$731,038

During fiscal 2008, the Company incurred no losses due to impairment. For the year ended April 30, 2007, the Company incurred a loss of approximately $640,000 due to impairment of three properties and one parcel of unimproved land. For the year ended April 30, 2006, the Company incurred a loss of approximately $409,000 due to impairment on one property.  The 2007 and 2006 impairment losses were related to properties which were subsequently sold; accordingly such losses are included in discontinued operations (Note 12).

NOTE 5 • MORTGAGE LOANS RECEIVABLE - NET

The mortgage loans receivable consist of two contracts for deed that are collateralized by real estate. The interest rates on these loans are 6.0% and 7.0% and they mature in fiscal 2010 and fiscal 2013. Future principal payments due under these mortgage loans as of April 30, 2008, are as follows:

Year Ended April 30,	(in thousands)
2009	$27
2010	364
2011	2
2012	2
2013	157
552
Less allowance for doubtful accounts	(11)
$541

There were no non-performing mortgage loans receivable as of April 30, 2008, and 2007.

NOTE 6 • MARKETABLE SECURITIES

The amortized cost and fair value of marketable securities available-for-sale at April 30, 2008 and 2007 are as follows. These marketable securities are securities of various issuers, primarily U.S. government, U.S. agency and corporate bonds, held in IRET Properties’ security deposit account with Merrill Lynch:

	(in thousands)
2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bank certificates of deposit	$420	$0	$0	$420
	$420	$0	$0	$420

2008 Annual Report F-14

NOTE 6 • continued

	(in thousands)
2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US government & agency debt securities	$369	$1	$0	$370
Agency MBS	871	0	14	857
Corporate bonds	328	0	3	325
Bank certificates of deposit	422	0	0	422
Other	74	0	0	74
	$2,064	$1	$17	$2,048

As of April 30, 2008, the investment in bank certificates of deposit will mature in less than one year.

There was a realized gain on sale of securities available-for-sale of $42,000 for the fiscal year ended April 30, 2008. There were no realized gains or losses on sales of securities available-for-sale for the fiscal years ended April 30, 2007 and 2006.

NOTE 7 • REVOLVING LINES OF CREDIT

IRET has lines of credit with three financial institutions as of April 30, 2008. Interest payments on outstanding borrowings are due monthly. These credit facilities are summarized in the following table:

	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2008	Amount Outstanding as of April 30, 2007	Applicable Interest Rate as of April 30, 2008	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2008

Lines of Credit
(1) First Western Bank & Trust	$12,000	$0	$0	5.25%	12/26/11	0.0%
(2) First International Bank & Trust	10,000	0	0	5.00%	12/13/08	0.0%
(3) Bremer Bank	10,000	0	0	5.00%	09/12/08	0.0%

Total	$32,000	$0	$0

Borrowings under the lines of credit bear interest based on the following: (1) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, (2) Wall Street Journal Prime Rate, and (3) Bremer Financial Corporation Reference Rate.

NOTE 8 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 4.50% to 9.75%, and the mortgages have varying maturity dates from June 30, 2008, through April 1, 2040.

Of the mortgages payable, the balances of fixed rate mortgages totaled $1.1 billion and $929.5 million, and the balances of variable rate mortgages totaled $11.7 million and $21.7 million as of April 30, 2008, and 2007, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2008, the weighted average rate of interest on the Company’s mortgage debt was 6.37%, compared to 6.43% on April 30, 2007. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2008, is as follows:

2008 Annual Report F-15

NOTE 8 • continued

Year Ended April 30,	(in thousands)
2009	$44,318
2010	153,680
2011	103,094
2012	106,356
2013	51,689
Thereafter	604,721
Total payments	$1,063,858

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES

PROPERTY ACQUISITION

During fiscal year 2008, the Company acquired a two-story office building consisting of approximately 65,000 rentable square feet, located in Fenton, Missouri, for a purchase price of $7.0 million.  The Company purchased the property from entities controlled by W. David Scott, a trustee of the Company.  In accordance with the requirements of the Company’s Declaration of Trust, the transaction was approved by a majority of the trustees and by a majority of the independent trustees not otherwise interested in the transaction.

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

BANKING SERVICES

The Company maintains an unsecured line of credit with First International Bank and Trust, Watford City, North Dakota. During fiscal years 2008, 2007 and 2006, respectively, the Company’s interest charges were approximately $0, $71,000, and $14,000, for borrowings under the First International line of credit.  During fiscal year 2007, the Company entered into two mortgage loans with First International in the amounts of $450,000 and $2.4 million, respectively, paying a total of approximately $34,000 in origination fees and loan closing costs for these two loans, and paying interest on the loans of approximately $26,000 and $69,000, respectively, during fiscal year 2007, and interest of approximately $34,000 and $174,000, respectively, on the loans in fiscal year 2008.  The Company also maintains a number of checking accounts with First International.  In each of fiscal years 2008, 2007 and 2006, respectively, IRET paid less than $500 in total in various wire transfer and other fees charged on these checking accounts.  Stephen L. Stenehjem, a member of the Company’s Board of Trustees and Audit Committee, is the President and Chief Executive Officer of First International, and the bank is owned by Mr. Stenehjem and members of his family.

NOTE 10 • ACQUISITIONS AND DISPOSITIONS IN FISCAL YEARS 2008 AND 2007

PROPERTY ACQUISITIONS

IRET Properties paid approximately $154.7 million for real estate properties added to its portfolio during fiscal 2008, compared to $220.7 million paid in fiscal 2007. The fiscal 2008 and 2007 additions are detailed below.

2008 Annual Report F-16

NOTE 10 • continued

Fiscal 2008 (May 1, 2007 to April 30, 2008)

(in thousands)
Acquisitions	Acquisition Cost

Multi-Family Residential
96 – unit Greenfield Apartments – Omaha, NE	$4,700
67 – unit Cottonwood Lake IV – Bismarck, ND*	6,191
10,891
Commercial Property – Office
20,528 sq. ft. Plymouth 5095 Nathan Lane Office Building – Plymouth, MN	2,000
78,560 sq. ft. 610 Business Center IV – Brooklyn Park, MN	6,500
64,607 sq. ft. Intertech Office Building – Fenton, MO	7,000
15,500
Commercial Property—Medical (including Senior Housing)
18,502 sq. ft. Barry Pointe Medical Building – Kansas City, MO	3,200
11,800 sq. ft./28 beds Edgewood Vista Billings – Billings, MT	4,250
18,488 sq. ft./36 beds Edgewood Vista East Grand Forks – East Grand Forks, MN	4,990
11,800 sq. ft./28 beds Edgewood Vista Sioux Falls – Sioux Falls, SD	3,350
55,478 sq. ft. Edina 6405 France Medical – Edina, MN**	13,615
70,934 sq. ft. Edina 6363 France Medical – Edina, MN**	13,360
57,212 sq. ft. Minneapolis 701 25th Ave Medical (Riverside) – Minneapolis, MN**	8,000
53,466 sq. ft. Burnsville 303 Nicollet Medical (Ridgeview) – Burnsville, MN	8,800
36,199 sq. ft. Burnsville 305 Nicollet Medical (Ridgeview South) – Burnsville, MN	5,900
17,640 sq. ft. Eagan 1440 Duckwood Medical – Eagan, MN	2,325
5,192 sq. ft./13 beds Edgewood Vista Belgrade – Belgrade, MT	2,100
5,194 sq. ft./13 beds Edgewood Vista Columbus – Columbus, NE	1,450
168,801 sq. ft./185 beds Edgewood Vista Fargo – Fargo, ND	25,850
5,185 sq. ft./13 beds Edgewood Vista Grand Island – Grand Island, NE	1,400
5,135 sq. ft./13 beds Edgewood Vista Norfolk – Norfolk, NE	1,300
99,890
Commercial Property – Industrial
50,400 sq. ft. Cedar Lake Business Center – St. Louis Park, MN	4,040
528,353 sq. ft. Urbandale Warehouse Building – Urbandale, IA	14,000
69,600 sq. ft. Woodbury 1865 Woodlane – Woodbury, MN	4,000
198,600 sq. ft. Eagan 2785 & 2795 Highway 55 – Eagan, MN	6,400
28,440
Total Property Acquisitions	$154,721

* Development property placed in service January 2, 2008.
** Acquisition of leasehold interests only (air rights lease and ground leases)

2008 Annual Report F-17

NOTE 10 • continued

(in thousands)
Fiscal 2007 Acquisitions	Acquisition Cost

Multi-Family Residential
192-unit Arbors Apartments – Sioux City, NE	$7,000
154-unit Quarry Ridge Apartments – Rochester, MN	14,570
389-unit St. Cloud Apartments – St. Cloud, MN	7,800
120-unit Indian Hills Apartments – Sioux City, IA	3,120
72-unit Rum River Apartments – Isanti, MN	5,650
38,140
Commercial Property – Office
143,061 sq. ft. Pacific Hills – Omaha, NE	16,502
141,724 sq. ft. Corporate Center West – Omaha, NE	21,497
94,832 sq. ft. Farnam Executive Center – Omaha, NE	12,853
84,475 sq. ft. Miracle Hills One – Omaha, NE	11,950
60,942 sq. ft. Woodlands Plaza IV – Maryland Heights, MO	5,840
122,567 sq. ft. Riverport – Maryland Heights, MO	21,906
90,315 sq. ft. Timberlands – Leawood, KS	14,546
138,825 sq. ft. Flagship – Eden Prairie, MN	26,094
59,827 sq. ft. Gateway Corporate Center – Woodbury, MN	9,612
71,430 sq. ft. Highlands Ranch I – Highlands Ranch, CO	12,250
153,050
Commercial Property – Medical (including senior housing)
26,336 sq. ft. Fox River Cottages – Grand Chute, WI	3,200
10,796 sq. ft. St. Michael Clinic – St. Michael, MN*	2,587
5,787
Commercial Property – Industrial
100,850 sq. ft. Bloomington 2000 – Bloomington, MN	6,750
172,057 sq. ft. Roseville 2929 – Roseville, MN	10,300
17,050
Commercial Property – Retail
16,921 sq. ft. Dakota West Plaza – Minot, ND	625
14,820 sq. ft. Weston Walgreens – Weston, WI**	2,144
2,769
Unimproved Land
Monticello Unimproved Parcel (City) – Monticello, MN	5
St. Michaels Unimproved – St. Michael, MN	320
Monticello Unimproved Parcel (Other) – Monticello, MN	75
Weston Unimproved – Weston, WI	800
Quarry Ridge Unimproved – Rochester, MN	930
Minot Prairie Green – Minot, ND	1,750
3,880
Total Fiscal 2007 Property Acquisitions	$220,676
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

PROPERTY DISPOSITIONS

During fiscal year 2008, IRET Properties disposed of two properties and two buildings of an apartment community for an aggregate sale price of $1.4 million, compared to 14 properties and two parcels of unimproved land for an aggregate sale price of $22.5 million in total during fiscal year 2007. Real estate assets sold by IRET during fiscal years 2008 and 2007 were as follows:
2008 Annual Report F-18

NOTE 10 • continued

	(in thousands)
Fiscal 2008 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss

Multi-Family Residential
405 Grant Ave (Lonetree) Apartments – Harvey, ND	$185	$184	$1
Sweetwater Apartments – Devils Lake, ND	940	430	510
	1,125	614	511
Commercial Property – Office
Minnetonka Office Buildings – Minnetonka, MN	310	307	3
	310	307	3
Total Fiscal 2008 Property Dispositions	$1,435	$921	$514

	(in thousands)
Fiscal 2007 Dispositions	Sales Price	Book Value and Sales Cost	Gain/Loss

Multi-Family Residential
60-unit Clearwater Apartments – Boise, ID	$4,000	$3,413	$587
122-unit Park East Apartments – Fargo, ND	6,188	4,476	1,712
	10,188	7,889	2,299
Commercial Property – Office
5,640 sq. ft. Greenwood Office – Greenwood, MN	1,500	961	539
	1,500	961	539
Commercial Property – Medical (senior housing)
29,408 sq. ft. Wedgewood Sweetwater – Lithia Springs, GA	4,550	3,836	714
	4,550	3,836	714
Commercial Property – Retail
4,560 sq. ft. Moundsview Bakery – Mounds View, MN	380	287	93
3,571 sq. ft. Howard Lake C-Store – Winsted, MN	550	374	176
6,225 sq. ft. Wilmar Sam Goody – Wilmar, MN	450	409	41
3,571 sq. ft. Winsted C-Store – Winsted, MN	190	214	(24)
7,700 sq. ft. Buffalo Strip Center – Buffalo, MN	800	667	133
4,800 sq. ft. Glencoe C-Store – Glencoe, MN	350	344	6
5,216 sq. ft. Long Prairie C-Store – Long Prairie, MN	302	304	(2)
5,600 sq. ft. Faribault Checkers Auto – Faribault, MN	525	337	188
4,800 sq. ft. Paynesville C-Store – Paynesville, MN	149	150	(1)
6,800 sq. ft. Prior Lake Strip Center I – Prior Lake, MN	1,105	993	112
4,200 sq. ft. Prior Lake Strip Center III – Prior Lake, MN	545	465	80
	5,346	4,544	802
Unimproved Land
IGH Land – Inver Grove Heights, MN	900	613	287
Long Prairie Unimproved Land – Long Prairie, MN	59	60	(1)
	959	673	286
Total Fiscal 2007 Property Dispositions	$22,543	$17,903	$4,640

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

2008 Annual Report F-19

NOTE 11 • continued

Segment information in this report is presented based on net operating income, which we define as total revenues less property operating expenses and real estate taxes.  The following tables present revenues and net operating income for the fiscal years ended April 30, 2008, 2007 and 2006 from our five reportable segments, and reconcile net operating income of reportable segments to operating income as reported. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2008	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$72,827	$84,042	$38,412	$11,691	$14,198	$221,170
Real estate expenses	34,637	36,206	9,756	2,529	4,277	87,405
Net operating income	$38,190	$47,836	$28,656	$9,162	$9,921	133,765
Interest						(63,439)
Depreciation/amortization						(51,518)
Administrative, advisory and trustee fees						(5,203)
Operating expenses						(1,344)
Non-operating income						2,760
Income before minority interest and discontinued operations and gain on sale of other investments						$15,021

	(in thousands)
Year Ended April 30, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$66,972	$73,603	$34,783	$8,091	$14,089	$197,538
Real estate expenses	31,454	30,475	8,675	1,253	4,475	76,332
Net operating income	$35,518	$43,128	$26,108	$6,838	$9,614	121,206
Interest						(58,424)
Depreciation/amortization						(45,501)
Administrative, advisory and trustee fees						(4,451)
Operating expenses						(1,240)
Non-operating income						2,665
Income before minority interest and discontinued operations and gain on sale of other investments						$14,255

	(in thousands)
Year Ended April 30, 2006	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$61,669	$57,483	$31,670	$6,372	$12,977	$170,171
Real estate expenses	29,702	23,601	8,314	1,252	3,944	66,813
Net operating income	$31,967	$33,882	$23,356	$5,120	$9,033	$103,358
Interest						(50,677)
Depreciation/amortization						(37,639)
Administrative, advisory and trustee fees						(3,894)
Operating expenses						(1,269)
Non-operating income						1,240
Income before minority interest and discontinued operations and gain on sale of other investments						$11,119

2008 Annual Report F-20

NOTE 11 • continued

Segment Assets and Accumulated Depreciation

	(in thousands)
As of April 30, 2008	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Segment assets
Property owned	$510,697	$556,712	$359,986	$104,060	$116,804	$1,648,259
Less accumulated depreciation/amortization	(101,964)	(58,095)	(32,466)	(10,520)	(16,334)	(219,379)
Total property owned	$408,733	$498,617	$327,520	$93,540	$100,470	$1,428,880
Cash						53,481
Marketable securities						420
Receivables and other assets						107,947
Development in progress						22,856
Unimproved land						3,901
Mortgage receivables						541
Total Assets						$1,618,026

	(in thousands)
As of April 30, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Segment assets
Property owned	$489,644	$536,431	$274,779	$75,257	$113,176	$1,489,287
Less accumulated depreciation/amortization	(89,541)	(44,204)	(24,787)	(8,257)	(13,755)	(180,544)
Total property owned	$400,103	$492,227	$249,992	$67,000	$99,421	$1,308,743
Cash						44,516
Marketable securities						2,048
Receivables and other assets						72,291
Development in progress						3,498
Unimproved land						3,894
Mortgage receivables						399
Total Assets						$1,435,389

NOTE 12 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as held for sale as of April 30, 2008, 2007 or 2006. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2008, 2007 and 2006.

2008 Annual Report F-21

NOTE 12 • continued

	(in thousands)
	2008	2007	2006
REVENUE
Real estate rentals	$208	$1,609	$3,528
Tenant reimbursement	2	66	287
TOTAL REVENUE	210	1,675	3,815
OPERATING EXPENSE
Interest	0	415	950
Depreciation/amortization related to real estate investments	47	299	694
Utilities	35	205	261
Maintenance	22	214	386
Real estate taxes	28	202	445
Insurance	4	31	65
Property management expenses	22	132	236
Administrative expenses	0	2	1
Other operating expenses	0	9	25
Loss on impairment of real estate	0	640	409
TOTAL OPERATING EXPENSE	158	2,149	3,472
Operating (loss) income	52	(474)	343
Non-operating income	0	0	1
Income before minority interest and gain on sale	52	(474)	344
Minority interest	(153)	(1,082)	(813)
Gain on sale of discontinued operations	514	4,640	3,270
DISCONTINUED OPERATIONS, NET	$413	$3,084	$2,801
Segment Data
Multi-Family Residential	$415	$1,783	$57
Commercial - Office	(2)	392	70
Commercial - Medical	0	605	259
Commercial - Industrial	0	0	0
Commercial - Retail	0	170	2,383
Unimproved Land	0	134	32
Total	$413	$3,084	$2,801

	(in thousands)
	2008	2007	2006
Property Sale Data
Sales price	$1,435	$22,543	$14,198
Net book value and sales costs	921	17,903	10,928
Gain on sale of discontinued operations	$514	$4,640	$3,270

NOTE 13 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on diluted earnings per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2008, 2007, and 2006:

2008 Annual Report F-22

NOTE 13 • continued

	For Years Ended April 30,
	(in thousands, except per share data)
	2008	2007	2006
NUMERATOR
Income from continuing operations	$11,675	$11,026	$8,766
Discontinued operations	413	3,084	2,801
Net income	12,088	14,110	11,567
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
Numerator for basic earnings per share – net income available to common shareholders	9,716	11,738	9,195
Minority interest portion of operating partnership income	3,677	4,299	2,705
Numerator for diluted earnings per share	$13,393	$16,037	$11,900
DENOMINATOR
Denominator for basic earnings per share weighted average shares	$53,060	$47,672	$45,717
Effect of dilutive securities convertible operating partnership units	20,417	17,017	13,329
Denominator for diluted earnings per share	$73,477	$64,689	$59,046
Earnings per common share from continuing operations – basic and diluted	$.17	$.18	$.14
Earnings per common share from discontinued operations – basic and diluted	.01	.06	.06
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.18	$.24	$.20

NOTE 14 • RETIREMENT PLANS

IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401(k) plan.  IRET’s defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed one year of service.  Participation in IRET’s defined contribution 401(k) plan is available to all employees over the age of 21 immediately upon their employment with the Company, and employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS.  Employer contributions to the profit sharing and 401(k) plans are at the discretion of the Company’s management.  IRET currently contributes 4.5% of the salary of each employee participating in the profit sharing plan, and 3% of the salary of each employee participating in the 401(k) plan, for a total contribution of 7.5% of the salary of each of the employees participating in both plans. Contributions by IRET to these plans on behalf of employees totaled approximately $305,000 in fiscal year 2008, $258,000 in fiscal year 2007 and $218,000 in fiscal year 2006.

NOTE 15 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2008, the Company is a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $503,000 per year in rent under these ground leases, which have remaining terms ranging from 4 to 92 years, and expiration dates ranging from July 2012 to October 2100. The Company has renewal options for five of the eleven ground leases, and rights of first offer or first refusal for the remainder.

The expected timing of ground and air rights lease payments as of April 30, 2008 is as follows:

(in thousands)
Year Ended April 30,	Lease Payments
2009	$503
2010	503
2011	503
2012	503
2013	503
Thereafter	24,061
Total	$26,576

Legal Proceedings. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s financial statements.

2008 Annual Report F-23

NOTE 15 • continued

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements.  In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. The property cost and gross rental revenue of these properties are as follows:

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2008	2007	2006
Abbott Northwest-Sartell, MN	$12,653	$1,292	$1,252	$1,233
Edgewood Vista-Belgrade, MT	2,135	31	0	0
Edgewood Vista-Billings, MT	4,289	66	0	0
Edgewood Vista-Bismarck, ND	10,903	985	980	653
Edgewood Vista-Brainerd, MN	10,667	971	968	645
Edgewood Vista-Columbus, NE	1,481	21	0	0
Edgewood Vista East Grand Forks, MN	5,027	78	0	0
Edgewood Vista-Fargo, ND	26,322	310	0	0
Edgewood Vista-Fremont, NE	588	69	68	62
Edgewood Vista-Grand Island, NE	1,431	20	0	0
Edgewood Vista-Hastings, NE	606	69	68	63
Edgewood Vista-Hermantown I, MN	11,749	1,557	1,472	1,472
Edgewood Vista-Hermantown II, MN	22,209	1,127	1,124	749
Edgewood Vista-Kalispell, MT	624	72	72	62
Edgewood Vista-Missoula, MT	999	132	132	120
Edgewood Vista-Norfolk, NE	1,332	19	0	0
Edgewood Vista-Omaha, NE	676	77	76	70
Edgewood Vista-Sioux Falls, SD	3,380	52	0	0
Edgewood Vista-Spearfish, SD	6,792	612	608	406
Edgewood Vista-Virginia, MN	17,207	1,381	1,320	1,320
Fox River Cottage - Grand Chute, WI	3,956	387	260	0
Great Plains Software - Fargo, ND	15,375	1,876	1,876	1,876
Healtheast - Woodbury & Maplewood, MN	21,601	2,032	2,032	2,032
Minnesota National Bank - Duluth, MN	2,104	205	135	100
St. Michael Clinic - St. Michael, MN	2,851	229	35	0
Stevens Point - Stevens Point, WI	15,020	1,279	630	102
Total	$201,977	$14,949	$13,108	$10,965

Income Guarantees. In connection with its acquisition in April 2004 of a portfolio of properties located in and near Duluth, Minnesota, the Company received from the seller of the properties a guarantee, for five years from the closing date of the acquisition, of a specified minimum amount of annual net operating income, before debt service (principal and interest payments), from two of the properties included in the portfolio. As of April 30, 2008, the Company has recorded a receivable for payment of approximately $204,000 under this guarantee.

Restrictions on Taxable Dispositions.  Approximately 129 of the Company’s properties, consisting of approximately 7.3 million square feet of our combined commercial segment’s properties and 4,056 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $870.3 million at April 30, 2008.  The restrictions on taxable dispositions are effective for varying

2008 Annual Report F-24

NOTE 15 • continued

periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and its other properties for investment purposes, rather than for sale.  Historically, however, where the Company has deemed it to be in its shareholders’ best interests to dispose of restricted properties, the Company has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of UPREIT Units.  The limited partnership units (“UPREIT Units”) of the Company’s operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company’s common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of April 30, 2008 and 2007, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $218 million and $216 million, respectively.

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

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects. As of April 30, 2008, IRET’s funding commitments included the following:

Southdale Medical Building Expansion Project: In July 2007, the Company signed a lease with an anchor tenant committing the Company to construct an approximately 27,750 square foot addition to the Company’s existing Southdale Medical Building located in Edina, Minnesota.  The estimated cost of this expansion project is approximately $10.9 million, including relocation, tenant improvement and leasing costs expected to be incurred to relocate tenants in the existing facility.  Construction began in September 2007, and the expansion project is scheduled for completion in July 2008. As of April 30, 2008, the Company has incurred approximately $5.5 million in construction costs for this expansion project.

IRET Corporate Plaza: During fiscal year 2007, the Company purchased an unimproved parcel of land in Minot, North Dakota for approximately $1.8 million.  The Company is constructing a mixed-use project on this site, to consist of approximately 67 apartments and 60,100 rentable square feet of office and retail space.  The Company plans to move its Minot, North Dakota offices to this location, occupying approximately one-third of the proposed office/retail space.   Current estimates are that the project will be completed in the second quarter of the Company’s fiscal year 2009, at a total cost of approximately $20.7 million.  As of April 30, 2008, the Company has incurred approximately $9.2 million of the estimated construction cost of this project.

2828 Chicago Avenue Medical Building: In fiscal year 2006, IRET purchased an approximately 55,000 square foot, five-story medical office building located in Minneapolis, Minnesota.  During fiscal year 2007, IRET committed to construct an approximately 56,000 square foot medical office building adjacent to the existing structure, and an adjoining parking ramp, with a planned project completion date of August 2008 and an estimated total project cost of $15.7 million. As of April 30, 2008, approximately 73% of this new medical office building was pre-leased to two tenants.  Construction on the project began in August 2007, and as of April 30, 2008, the Company has incurred approximately $8.2 million in construction costs.

Crosstown Circle Office Building, Eden Prairie, MN. The Company’s Crosstown Circle Office Building in Eden Prairie, Minnesota was acquired in October 2004 from Best Buy Company, which is leasing all but 7,500 square feet of the 185,000 square foot building under a master lease expiring September 30, 2010. Under the terms of the

2008 Annual Report F-25

NOTE 15 • continued

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

Pending Acquisitions.  As of April 30, 2008, the Company had signed purchase agreements to acquire a 36-unit multi-family apartment complex in Isanti, Minnesota, for a purchase price of $3.1 million and a small office building in Bismarck, North Dakota, for a purchase price of $2.2 million.  These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be completed.

The Company also continues to work to close a previously-announced proposed acquisition of a two-building senior housing complex located in Minot, North Dakota, consisting of two single-story facilities containing approximately 93,708 square feet and 9,693 square feet, respectively, with a combined total of 184 units/beds, for a purchase price of $14.8 million.  The Company had expected to close this acquisition prior to its April 30, 2008 fiscal year end; negotiations with the sellers and lenders to the project are continuing, but the Company currently has no firm estimate of when this proposed acquisition transaction may be completed, or negotiations terminated. This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.

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

The estimated fair values of the Company’s financial instruments as of April 30, 2008 and 2007, are as follows:

	(in thousands)
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$541	$541	$399	$399
Cash and cash equivalents	53,481	53,481	44,516	44,516
Marketable securities - available-for-sale	420	420	2,048	2,048
FINANCIAL LIABILITIES
Other debt	73	74	146	148
Mortgages payable	1,063,858	1,079,986	951,139	944,843

2008 Annual Report F-26

NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND SHAREHOLDERS’ EQUITY

Distribution Reinvestment Plan and Share Purchase.  During each of fiscal years 2008 and 2007, IRET issued 1.2 million common shares pursuant to its distribution reinvestment and share purchase plan, at a total value at issuance of $11.4 million and $11.4 million, respectively. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares, and may elect to make voluntary cash contributions for the  purchase of IRET common shares, at a discount (currently 5%) from the market price.

Conversion of Units to Common Shares.  During fiscal years 2008 and 2007, respectively, 1.1 million and 0.4 million Units were converted to common shares, with a total value of $7.8 million and $3.4 million included in shareholders’ equity.

Issuance of Common Shares.  In October 2007, the Company sold 6.9 million common shares at $10.20 per share in an underwritten public offering, for net proceeds to the Company of approximately $66.4 million, after payment of commissions and other expenses of the offering. The Company conducted no public offerings of common shares in fiscal years 2007 and 2006, other than sales of common shares under its Distribution Reinvestment Plan.

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

NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2007	October 31, 2007	January 31, 2008	April 30, 2008
Revenues	$53,573	$54,211	$54,424	$58,962
Operating Income	$3,276	$3,243	$2,818	$2,924
Net Income available to common shareholders	$2,388	$2,243	$2,390	$2,695
Net Income per common share - basic & diluted	$.05	$.04	$.04	$.05

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2006	October 31, 2006	January 31, 2007	April 30, 2007
Revenues	$44,268	$48,571	$51,033	$53,666
Operating Income	$3,009	$2,243	$3,276	$3,062
Net Income available to common shareholders	$2,520	$2,915	$2,861	$3,442
Net Income per common share - basic & diluted	$.05	$.06	$.06	$.07

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 19 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On June 30, 2008, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 16, 2008. On July 1, 2008, the Company paid a distribution of 16.85 cents per share on the Company’s common shares and units, to common shareholders and Unitholders of record on June 16, 2008. This common share/unit distribution represented an increase of .05 cents or 0.3% over the previous regular quarterly distribution of 16.80 cents per common share/unit paid April 1, 2008.

2008 Annual Report F-27

NOTE 19 • continued

Closed Acquisitions.  Subsequent to its April 30, 2008 fiscal year end, the Company closed on the acquisition of several small apartment buildings in Minot, North Dakota, with a total of 52 units, for a total purchase price of $2.5 million, including the issuance to the seller of 191,596 UPREIT units valued at $10.20 per unit.  The Company also acquired, subsequent to its fiscal 2008 year end, a parcel of vacant land in Bismarck, North Dakota, for a purchase price of approximately $576,000.  This vacant parcel adjoins the Company’s existing Cottonwoods apartment complexes in Bismarck.

2008 Annual Report F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Investors Real Estate Trust

Minot, North Dakota

We have audited the consolidated financial statements of Investors Real Estate Trust and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and for each of the three fiscal years in the period ended April 30, 2008 and the Company’s internal control over financial reporting as of April 30, 2008, and have issued our reports thereon dated July 11, 2008; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in the table of contents to the consolidated financial statements. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Minneapolis, Minnesota
July 11, 2008

2008 Annual Report F-29

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	(in thousands)
	Column A	Column B	Column C	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Fiscal Year Ended April 30, 2008 Allowance for doubtful accounts	$910	$1,060	$(706)	$1,264
Fiscal Year Ended April 30, 2007 Allowance for doubtful accounts	$725	$507	$(322)	$910
Fiscal Year Ended April 30, 2006 Allowance for doubtful accounts	$725	$230	$(230)	$725

2008 Annual Report F-30

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential
17 S Main Apartments - Minot, ND	$0	$0	$0	$222	$0	$222	$222	$(9)	2006	40 years
408 1st Street SE - Minot, ND	0	10	35	4	12	37	49	(36)	1986	40 years
Applewood On The Green - Omaha, NE	6,887	706	9,589	2,634	930	11,999	12,929	(2,144)	2001	40 years
Arbors Apts - S Sioux City, NE	4,331	350	6,625	444	366	7,053	7,419	(344)	2006	40 years
Boulder Court - Eagan, MN	4,259	1,067	5,498	1,009	1,258	6,316	7,574	(773)	2003	40 years
Brookfield Village Apartments - Topeka, KS	4,971	509	6,698	693	574	7,326	7,900	(864)	2003	40 years
Candlelight Apartments - Fargo, ND	1,426	80	758	998	216	1,620	1,836	(614)	1992	24-40 years
Canyon Lake Apartments - Rapid City, SD	2,751	305	3,957	206	324	4,144	4,468	(691)	2001	40 years
Castle Rock - Billings, MT	3,434	736	4,864	1,106	817	5,889	6,706	(1,435)	1998	40 years
Chateau Apartments - Minot, ND	1,834	122	2,224	870	167	3,049	3,216	(745)	1998	12-40 years
Colonial Villa - Burnsville, MN	8,518	2,401	11,515	1,882	2,623	13,175	15,798	(1,623)	2003	40 years
Colton Heights Properties - Minot, ND	569	80	734	245	110	949	1,059	(612)	1984	40 years
Cottonwood Community - Bismarck, ND	7,379	1,056	17,372	1,938	1,182	19,184	20,366	(3,195)	1997	40 years
Country Meadows Community - Billings, MT	5,488	492	7,809	620	519	8,402	8,921	(1,948)	1995	33-40 years
Crestview Apartments - Bismarck, ND	4,294	235	4,290	716	442	4,799	5,241	(1,859)	1994	24-40 years
Crown Colony Apartments - Topeka, KS	6,591	620	9,955	1,083	720	10,938	11,658	(2,409)	1999	40 years
Dakota Hill At Valley Ranch - Irving, TX	23,145	3,650	33,810	2,029	3,864	35,625	39,489	(7,403)	2000	40 years
East Park Apartments - Sioux Falls, SD	1,619	115	2,406	423	153	2,791	2,944	(434)	2002	40 years
Forest Park Estates - Grand Forks, ND	6,372	810	5,579	3,306	1,071	8,624	9,695	(2,991)	1993	24-40 years
Greenfield Apartments - Omaha, NE	3,650	578	4,122	117	580	4,237	4,817	(39)	2007	40 years
Heritage Manor - Rochester, MN	4,827	403	6,969	1,092	411	8,053	8,464	(2,056)	1998	40 years
Indian Hills Apartments - Sioux City, IA	0	294	2,920	1,847	295	4,766	5,061	(90)	2007	40 years
Jenner Properties - Grand Forks, ND	1,662	184	1,514	670	264	2,104	2,368	(557)	1997	40 years
Kirkwood Manor - Bismarck, ND	1,981	449	2,725	1,136	528	3,782	4,310	(1,068)	1997	12-40 years
Lancaster Place - St. Cloud, MN	1,258	289	2,899	629	410	3,407	3,817	(757)	2000	40 years
Legacy Community - Grand Forks, ND	17,646	1,362	21,728	4,377	1,929	25,538	27,467	(5,040)	1995-2004	24-40 years
Magic City Apartments - Minot, ND	2,808	370	3,875	1,431	506	5,170	5,676	(1,416)	1997	12-40 years
Meadows Community - Jamestown, ND	2,861	590	4,518	955	626	5,437	6,063	(1,092)	1998	40 years
Miramont Apartments - Fort Collins, CO	11,202	1,470	12,765	1,152	1,565	13,822	15,387	(4,022)	1996	40 years
Monticello Apartments - Monticello, MN	3,201	490	3,756	243	585	3,904	4,489	(425)	2004	40 years
Neighborhood Apartments - Colorado Springs, CO	10,099	1,034	9,811	2,571	1,141	12,275	13,416	(3,502)	1997	40 years
North Pointe - Bismarck, ND	2,134	144	2,243	120	157	2,350	2,507	(745)	1995	24-40 years
Oakmont Apartments - Sioux Falls, SD	3,797	423	4,837	126	429	4,957	5,386	(773)	2002	40 years
2008 Annual Report F-31

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Oakwood - Sioux Falls, SD	$3,547	$543	$2,784	$3,211	$751	$5,787	$6,538	$(2,090)	1993	40 years
Olympic Village - Billings, MT	7,773	1,164	10,441	1,352	1,396	11,561	12,957	(2,349)	2000	40 years
Olympik Village Apartments - Rochester, MN	5,083	1,034	6,109	484	1,073	6,554	7,627	(533)	2005	40 years
Oxbow - Sioux Falls, SD	3,865	404	3,152	2,023	472	5,107	5,579	(1,692)	1994	24-40 years
Park Meadows Community - Waite Park, MN	9,810	1,143	9,099	3,892	1,448	12,686	14,134	(4,216)	1997	40 years
Pebble Springs - Bismarck, ND	358	7	749	70	35	791	826	(182)	1999	40 years
Pinecone Apartments - Fort Collins, CO	9,963	905	12,105	1,297	1,020	13,287	14,307	(4,306)	1995	40 years
Pinehurst Apartments - Billings, MT	427	72	687	63	74	748	822	(121)	2002	40 years
Pointe West - Rapid City, SD	2,949	240	3,538	1,033	304	4,507	4,811	(1,608)	1994	24-40 years
Prairie Winds Apartments - Sioux Falls, SD	1,572	144	1,816	310	207	2,063	2,270	(799)	1993	24-40 years
Prairiewood Meadows - Fargo, ND	2,596	280	2,531	757	334	3,234	3,568	(649)	2000	40 years
Quarry Ridge Apartments - Rochester, MN	12,840	1,312	13,362	78	1,318	13,434	14,752	(548)	2006	40 years
Ridge Oaks - Sioux City, IA	2,663	178	4,073	1,019	250	5,020	5,270	(1,126)	2001	40 years
Rimrock Apartments - Billings, MT	2,242	330	3,489	381	375	3,825	4,200	(861)	1999	40 years
Rocky Meadows - Billings, MT	3,186	656	5,726	658	741	6,299	7,040	(1,877)	1995	40 years
Rum River Apartments - Isanti, MN	3,964	843	4,823	2	843	4,825	5,668	(126)	2007	40 years
SCSH Campus Heights Apartments - St. Cloud, MN	0	110	628	9	110	637	747	(19)	2007	40 years
SCSH Campus Plaza Apartments - St. Cloud, MN	0	54	310	4	54	314	368	(10)	2007	40 years
SCSH Campus Knoll I Apartments - St. Cloud, MN	1,064	266	1,512	18	265	1,531	1,796	(47)	2007	40 years
SCSH University Park Place Apartments - St. Cloud, MN	0	78	451	10	78	461	539	(14)	2007	40 years
SCSH Cornerstone Apartments - St. Cloud, MN	0	54	311	2	54	313	367	(10)	2007	40 years
SCSH Campus Center Apartments - St. Cloud, MN	1,596	395	2,244	16	395	2,260	2,655	(69)	2007	40 years
SCSH Campus Side Apartments - St. Cloud, MN	0	107	615	4	107	619	726	(18)	2007	40 years
SCSH Campus View Apartments - St. Cloud, MN	0	107	616	4	107	620	727	(19)	2007	40 years
Sherwood Apartments - Topeka, KS	9,887	1,150	14,684	1,596	1,452	15,978	17,430	(3,526)	1999	40 years
Southbrook & Mariposa - Topeka, KS	3,229	399	5,110	171	416	5,264	5,680	(451)	2004	40 years
South Pointe - Minot, ND	9,642	550	9,548	1,616	1,235	10,479	11,714	(3,134)	1995	24-40 years
Southview Apartments - Minot, ND	760	185	469	248	219	683	902	(231)	1994	24-40 years
Southwind Apartments - Grand Forks, ND	6,155	400	5,034	1,583	653	6,364	7,017	(1,981)	1995	24-40 years
Sunset Trail - Rochester, MN	7,906	336	12,814	1,787	479	14,458	14,937	(2,607)	1999	40 years
Sweetwater Properties - Grafton, ND	0	50	403	448	58	843	901	(546)	1974	5-40 years
Sycamore Village Apartments - Sioux Falls, SD	911	101	1,316	306	144	1,579	1,723	(251)	2002	40 years

2008 Annual Report F-32

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Terrace On The Green - Moorhead, MN	$1,445	$24	$1,490	$1,638	$129	$3,023	$3,152	$(2,079)	1970	33-40 years
Thomasbrook Apartments - Lincoln, NE	5,235	600	8,867	2,086	753	10,800	11,553	(2,630)	1999	40 years
Valley Park Manor - Grand Forks, ND	3,606	294	4,137	1,607	386	5,652	6,038	(1,363)	1999	40 years
Village Green - Rochester, MN	1,630	234	2,296	240	303	2,467	2,770	(298)	2003	40 years
West Stonehill - Waite Park, MN	9,458	939	10,168	3,245	1,153	13,199	14,352	(4,273)	1995	40 years
Westwood Park - Bismarck, ND	1,034	116	1,910	746	233	2,539	2,772	(689)	1998	40 years
Winchester - Rochester, MN	3,991	748	5,622	806	923	6,253	7,176	(765)	2003	40 years
Woodridge Apartments - Rochester, MN	2,748	370	6,029	1,169	421	7,147	7,568	(2,140)	1997	40 years
Total Multi-Family Residential	$304,129	$38,346	$399,468	$72,883	$45,542	$465,155	$510,697	$(101,964)

Office
1st Avenue Building - Minot, ND	$0	$30	$80	$584	$33	$661	$694	$(350)	1981	33-40 years
401 South Main - Minot, ND	0	71	334	238	77	566	643	(273)	1987	24-40 years
610 Business Center IV - Brooklyn Park, MN	0	975	5,542	2,066	975	7,608	8,583	(64)	2007	40 years
2030 Cliff Road - Eagan, MN	520	146	835	2	146	837	983	(147)	2001	19-40 years
7800 W Brown Deer Road - Milwaukee, WI	11,500	1,455	9,268	385	1,475	9,633	11,108	(1,567)	2003	40 years
American Corporate Center - Mendota Heights, MN	9,918	893	16,767	2,838	893	19,605	20,498	(3,343)	2002	40 years
Ameritrade - Omaha, NE	4,413	327	7,957	65	327	8,022	8,349	(1,811)	1999	40 years
Benton Business Park - Sauk Rapids, MN	852	188	1,261	78	188	1,339	1,527	(163)	2003	40 years
Bloomington Business Plaza - Bloomington, MN	4,415	1,300	6,106	635	1,305	6,736	8,041	(1,288)	2001	40 years
Brenwood - Minnetonka, MN	7,852	1,762	12,138	2,671	1,771	14,800	16,571	(2,405)	2002	40 years
Brook Valley I - La Vista, NE	1,493	347	1,672	26	347	1,698	2,045	(111)	2005	45 years
Burnsville Bluffs II - Burnsville, MN	1,328	300	2,154	793	301	2,946	3,247	(616)	2001	40 years
Cold Spring Center - St. Cloud, MN	4,378	588	7,807	671	592	8,474	9,066	(1,522)	2001	40 years
Corporate Center West - Omaha, NE	17,315	3,880	17,509	16	3,880	17,525	21,405	(712)	2006	40 years
Crosstown Centre - Eden Prairie, MN	15,358	2,884	14,569	480	2,887	15,046	17,933	(1,355)	2004	40 years
Dewey Hill Business Center - Edina, MN	2,736	985	3,507	849	995	4,346	5,341	(946)	2000	40 years
Farnam Executive Center - Omaha, NE	12,160	2,188	11,404	0	2,188	11,404	13,592	(463)	2006	40 years
Flagship - Eden Praire, MN	21,565	1,899	21,637	479	1,899	22,116	24,015	(921)	2006	40 years
Gateway Corporate Center, Woodbury, MN	8,700	1,637	7,762	90	1,637	7,852	9,489	(320)	2006	40 years
Golden Hills Office Center - Golden Valley, MN	14,715	3,018	24,482	(3,642)	3,018	20,840	23,858	(2,911)	2003	40 years
Great Plains - Fargo, ND	6,267	126	15,239	10	126	15,249	15,375	(3,320)	1997	40 years

2008 Annual Report F-33

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Office - continued
Highlands Ranch - Highlands Ranch, CO	$9,168	$1,437	$9,549	$776	$1,437	$10,325	$11,762	$(985)	2004	40 years
Highlands Ranch I- Highlands Ranch, CO	9,186	2,268	8,362	(1)	2,268	8,361	10,629	(305)	2006	40 years
Interlachen Corporate Center - Edina, MN	10,162	1,650	14,984	92	1,652	15,074	16,726	(2,546)	2001	40 years
Intertech Building - Fenton, MO	4,900	2,130	3,969	0	2,130	3,969	6,099	(37)	2007	40 years
Mendota Office Center I - Mendota Heights, MN	3,933	835	6,169	215	835	6,384	7,219	(1,058)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	6,298	1,121	10,085	930	1,121	11,015	12,136	(2,051)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	3,644	970	5,734	102	970	5,836	6,806	(933)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	4,732	1,070	7,635	0	1,070	7,635	8,705	(1,175)	2002	40 years
Minnesota National Bank - Duluth, MN	1,093	287	1,454	4	288	1,457	1,745	(147)	2004	40 years
Miracle Hills One - Omaha, NE	8,895	1,974	10,117	379	1,974	10,496	12,470	(486)	2006	40 years
Nicollett VII - Burnsville, MN	4,202	429	6,932	83	436	7,008	7,444	(1,236)	2001	40 years
Northgate I - Maple Grove, MN	5,945	1,062	6,359	368	1,067	6,722	7,789	(629)	2004	40 years
Northgate II - Maple Grove, MN	1,351	359	1,944	142	403	2,042	2,445	(463)	1999	40 years
Northpark Corporate Center - Arden Hills, MN	14,000	2,034	14,584	867	2,034	15,451	17,485	(810)	2006	40 years
Pacific Hills - Omaha, NE	16,770	4,220	11,988	300	4,220	12,288	16,508	(531)	2006	40 years
Pillsbury Business Center - Bloomington, MN	1,007	284	1,557	63	284	1,620	1,904	(292)	2001	40 years
Plaza VII - Boise, ID	1,255	300	3,058	330	351	3,337	3,688	(458)	2003	40 years
Plymouth 5095 Nathan Lane - Plymouth, MN	1,350	604	1,253	40	604	1,293	1,897	(26)	2007	40 years
Plymouth I - Plymouth, MN	1,333	530	1,132	18	530	1,150	1,680	(111)	2004	40 years
Plymouth II - Plymouth, MN	1,333	367	1,263	13	367	1,276	1,643	(126)	2004	40 years
Plymouth III - Plymouth, MN	1,640	507	1,494	11	507	1,505	2,012	(146)	2004	40 years
Plymouth IV & V - Plymouth, MN	8,176	1,336	12,692	861	1,337	13,552	14,889	(2,569)	2001	40 years
Prairie Oak Business Center - Eden Prairie, MN	3,674	531	4,069	1,335	563	5,372	5,935	(809)	2003	40 years
Rapid City, SD - 900 Concourse Drive - Rapid City, SD	3,049	285	6,600	203	321	6,767	7,088	(1,322)	2000	40 years
Riverport - Maryland Heights, MO	19,690	1,891	18,982	0	1,891	18,982	20,873	(771)	2006	40 years
Southeast Tech Center - Eagan, MN	3,655	560	5,496	302	569	5,789	6,358	(1,318)	1999	40 years
Spring Valley IV - Omaha, NE	889	178	915	45	178	960	1,138	(68)	2005	41 years
Spring Valley V - Omaha, NE	978	212	1,123	29	212	1,152	1,364	(75)	2005	42 years
Spring Valley X - Omaha, NE	907	180	1,025	27	180	1,052	1,232	(69)	2005	43 years
Spring Valley XI - Omaha, NE	889	143	1,094	28	143	1,122	1,265	(74)	2005	44 years
Superior Office Building - Duluth, MN	1,644	336	2,200	3	336	2,203	2,539	(222)	2004	40 years
TCA Building - Eagan, MN	9,134	627	8,571	705	684	9,219	9,903	(1,209)	2003	40 years

2008 Annual Report F-34

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Office - continued
Three Paramount Plaza - Bloomington, MN	$4,192	$1,261	$6,149	$792	$1,298	$6,904	$8,202	$(1,145)	2002	40 years
Thresher Square - Minneapolis, MN	0	1,094	10,026	985	1,104	11,001	12,105	(1,686)	2002	40 years
Timberlands - Leawood, KS	13,155	2,375	12,218	137	2,408	12,322	14,730	(569)	2006	40 years
UHC Office - International Falls, MN	1,393	119	2,366	20	119	2,386	2,505	(247)	2004	40 years
US Bank Financial Center - Bloomington, MN	14,791	3,117	13,351	284	3,119	13,633	16,752	(1,062)	2005	40 years
Viromed - Eden Prairie, MN	1,644	666	4,196	1	666	4,197	4,863	(966)	1999	40 years
Wells Fargo Center - St Cloud, MN	7,156	869	8,373	779	869	9,152	10,021	(707)	2005	40 years
West River Business Park - Waite Park, MN	852	235	1,195	46	235	1,241	1,476	(152)	2003	40 years
Westgate - Boise, ID	6,861	1,000	10,618	613	1,000	11,231	12,231	(1,507)	2003	40 years
Whitewater Plaza - Minnetonka, MN	4,098	530	4,860	255	577	5,068	5,645	(836)	2002	40 years
Wirth Corporate Center - Golden Valley, MN	4,475	970	7,660	371	971	8,030	9,001	(1,356)	2002	40 years
Woodlands Plaza IV – Maryland Heights, MO	4,360	771	4,609	62	771	4,671	5,442	(197)	2006	40 years
Total Office	$373,344	$68,723	$466,040	$21,949	$69,159	$487,553	$556,712	$(58,095)

Medical
2800 Medical Building - Minneapolis, MN	$6,242	$204	$7,135	$864	$229	$7,974	$8,203	$(605)	2005	40 years
6517 Drew Avenue South - Edina, MN	1,267	353	660	502	353	1,162	1,515	(164)	2002	40 years
Abbott Northwest - Sartell, MN	6,457	0	11,781	872	0	12,653	12,653	(1,856)	2002	40 years
Airport Medical - Bloomington, MN	2,327	0	4,678	0	0	4,678	4,678	(926)	2002	40 years
Barry Pointe Office Park - Kansas City, MO	0	384	2,365	0	384	2,365	2,749	(57)	2007	40 years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	8,000	1,071	6,842	696	1,071	7,538	8,609	(24)	2008	40 years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	5,000	189	5,127	509	189	5,636	5,825	(18)	2008	40 years
Denfeld Clinic - Duluth, MN	2,126	501	2,597	1	501	2,598	3,099	(263)	2004	40 years
Eagan 1440 Duckwood Medical - Eagan, MN	2,000	521	1,547	28	521	1,575	2,096	(5)	2008	40 years
Edgewood Vista - Belgrade, MT	0	35	779	0	35	779	814	(2)	2008	40 years
Edgewood Vista - Billings, MT	986	115	1,782	1	155	1,743	1,898	(9)	2008	40 years
Edgewood Vista - Bismarck, ND	6,825	511	9,193	36	115	9,625	9,740	(604)	2005	40 years
Edgewood Vista - Brainerd, MN	6,745	587	8,999	34	587	9,033	9,620	(591)	2005	40 years
Edgewood Vista - Columbus, NE	0	43	824	0	43	824	867	(3)	2008	40 years
Edgewood Vista - East Grand Forks, MN	1,468	290	1,383	0	290	1,383	1,673	(7)	2008	40 years
Edgewood Vista - Fargo, ND	14,680	792	21,050	0	792	21,050	21,842	(66)	2008	40 years
Edgewood Vista - Fremont, NE	665	56	490	42	56	532	588	(91)	2000	40 years

2008 Annual Report F-35

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Medical - continued
Edgewood Vista - Grand Island, NE	$0	$33	$774	$0	$33	$774	$807	$(2)	2008	40 years
Edgewood Vista - Hastings, NE	685	49	516	41	49	557	606	(97)	2000	40 years
Edgewood Vista - Hermantown I, MN	18,374	288	9,871	1,590	288	11,461	11,749	(1,884)	2000	40 years
Edgewood Vista - Hermantown II, MN	7,816	719	10,516	34	719	10,550	11,269	(690)	2005	40 years
Edgewood Vista - Kalispell, MT	687	70	502	52	70	554	624	(93)	2001	40 years
Edgewood Vista - Missoula, MT	976	109	854	36	109	890	999	(246)	1996	40 years
Edgewood Vista - Norfolk, NE	0	42	722	0	42	722	764	(2)	2008	40 years
Edgewood Vista - Omaha, NE	434	89	547	40	89	587	676	(98)	2001	40 years
Edgewood Vista - Sioux Falls, SD	985	314	1,002	0	314	1,002	1,316	(5)	2008	40 years
Edgewood Vista - Spearfish, SD	4,249	315	5,806	35	315	5,841	6,156	(381)	2005	40 years
Edgewood Vista - Virginia, MN	15,629	246	11,824	151	246	11,975	12,221	(1,568)	2002	40 years
Edina 6363 France Medical - Edina, MN	8,332	0	12,675	0	0	12,675	12,675	(150)	2008	40 years
Edina 6405 France Medical - Edina, MN	9,511	0	12,201	0	0	12,201	12,201	(30)	2008	40 years
Fox River Cottages - Grand Chute, WI	2,346	305	2,747	756	305	3,503	3,808	(123)	2006	40 years
Fresenius - Duluth, MN	1,003	50	1,519	3	50	1,522	1,572	(154)	2004	40 years
Garden View - St. Paul, MN	3,436	0	7,408	180	0	7,588	7,588	(1,160)	2002	40 years
Gateway Clinic - Sandstone, MN	1,231	66	1,698	1	66	1,699	1,765	(172)	2004	40 years
Health East St John & Woodwinds - Maplewood & Woodbury, MN	15,506	3,239	18,362	0	3,239	18,362	21,601	(3,653)	2000	40 years
High Pointe Health Campus - Lake Elmo, MN	4,213	1,305	10,528	294	1,308	10,819	12,127	(1,022)	2004	40 years
Mariner Clinic - Superior, WI	2,693	0	3,781	7	6	3,782	3,788	(383)	2004	40 years
Minneapolis 701 25th Ave Medical (Riverside) - Minneapolis, MN	6,950	0	7,873	0	0	7,873	7,873	(25)	2008	40 years
Nebraska Orthopaedic Hospital - Omaha, NE	13,827	0	20,272	240	0	20,512	20,512	(2,029)	2004	40 years
Park Dental - Brooklyn Center, MN	1,335	185	2,767	0	185	2,767	2,952	(389)	2002	40 years
Pavilion I - Duluth, MN	7,095	1,245	8,898	31	1,245	8,929	10,174	(864)	2004	40 years
Pavilion II - Duluth, MN	13,055	2,715	14,673	1,937	2,715	16,610	19,325	(2,118)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	7,472	1,615	7,851	109	1,648	7,927	9,575	(571)	2005	40 years
St Michael Clinic - St Michael, MN	2,115	328	2,259	264	328	2,523	2,851	(68)	2007	40 years
Southdale FM - Edina, MN	9,871	755	8,054	5,190	755	13,244	13,999	(2,092)	2003	40 years
Southdale SMB - Edina, MN	22,294	3,480	26,432	4,547	3,480	30,979	34,459	(6,314)	2001	40 years
Stevens Point - Stevens Point, WI	11,588	442	3,888	10,495	442	14,383	14,825	(540)	2006	40 years
Wells Clinic - Hibbing, MN	1,878	162	2,498	0	162	2,498	2,660	(252)	2004	40 years
Total Medical	$260,374	$23,818	$306,550	$29,618	$23,529	$336,457	$359,986	$(32,466)

2008 Annual Report F-36

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Industrial
API Building - Duluth, MN	$1,115	$115	$1,605	$3	$115	$1,608	$1,723	$(162)	2004	40 years
Bloomington 2000 W 94th Street - Bloomington, MN	4,162	2,133	4,096	0	2,133	4,096	6,229	(141)	2006	40 years
Bodycote Industrial Building - Eden Prairie, MN	1,371	198	1,155	799	198	1,954	2,152	(613)	1992	40 years
Cedar Lake Business Center - St. Louis Park, MN	2,532	895	2,810	0	895	2,810	3,705	(61)	2007	40 years
Dixon Avenue Industrial Park - Des Moines, IA	8,010	1,439	10,757	975	1,439	11,732	13,171	(1,733)	2002	40 years
Eagan 2785 & 2795 Hwy 55 - Eagan, MN	0	985	4,937	0	985	4,937	5,922	(86)	2008	40 years
Lexington Commerce Center - Eagan, MN	2,940	453	4,352	1,667	480	5,992	6,472	(1,327)	1999	40 years
Lighthouse - Duluth, MN	1,170	90	1,789	6	90	1,795	1,885	(182)	2004	40 years
Metal Improvement Company - New Brighton, MN	1,269	240	2,189	78	240	2,267	2,507	(343)	2002	40 years
Roseville 2929 Long Lake Road - Roseville, MN	6,121	1,966	7,272	1,303	1,980	8,561	10,541	(256)	2006	40 years
Stone Container - Fargo, ND	3,481	440	6,597	104	440	6,701	7,141	(1,770)	1995	40 years
Stone Container - Roseville, MN	4,366	810	7,440	0	810	7,440	8,250	(1,186)	2001	40 years
Urbandale 3900 106th Street - Urbandale, IA	10,800	3,680	10,089	41	3,721	10,089	13,810	(221)	2007	40 years
Waconia Industrial Building - Waconia, MN	1,162	165	1,492	347	187	1,817	2,004	(391)	2000	40 years
Wilson's Leather - Brooklyn Park, MN	7,624	1,368	11,643	794	1,368	12,437	13,805	(1,810)	2002	40 years
Winsted Industrial Building - Winsted, MN	0	100	901	6	100	907	1,007	(186)	2001	40 years
Woodbury 1865 Woodland - Woodbury, MN	2,979	1,108	2,628	0	1,108	2,628	3,736	(52)	2007	40 years
Total Industrial	$59,102	$16,185	$81,752	$6,123	$16,289	$87,771	$104,060	$(10,520)

Retail
17 South Main - Minot, ND	$0	$15	$75	$197	$17	$270	$287	$(67)	2000	40 years
Anoka Strip Center - Anoka, MN	439	123	602	8	123	610	733	(79)	2003	40 years
Burnsville 1 Strip Center - Burnsville, MN	571	208	773	48	208	821	1,029	(112)	2003	40 years
Burnsville 2 Strip Center - Burnsville, MN	454	291	469	44	291	513	804	(87)	2003	40 years
Champlin South Pond - Champlin, MN	2,062	842	2,703	90	866	2,769	3,635	(296)	2004	40 years
Chan West Village - Chanhassen, MN	14,601	5,035	14,665	1,675	5,566	15,809	21,375	(2,098)	2003	40 years
Dakota West Plaza - Minot, ND	432	92	493	20	106	499	605	(25)	2006	40 years
Duluth Denfeld Retail - Duluth, MN	3,130	276	4,699	11	276	4,710	4,986	(481)	2004	40 years
Duluth NAPA - Duluth, MN	947	130	1,800	3	130	1,803	1,933	(182)	2004	40 years
Eagan Community - Eagan, MN	1,550	701	1,589	420	703	2,007	2,710	(255)	2003	40 years
East Grand Station - East Grand Forks, MN	418	150	1,235	7	150	1,242	1,392	(263)	1999	40 years
Fargo Express Community - Fargo, ND	1,173	374	1,419	16	385	1,424	1,809	(172)	2003-2005	40 years
Forest Lake Auto - Forest Lake, MN	0	50	446	5	50	451	501	(56)	2003	40 years
Forest Lake Westlake Center - Forest Lake, MN	4,956	2,446	5,304	437	2,480	5,707	8,187	(743)	2003	40 years

2008 Annual Report F-37

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Retail - continued
Grand Forks Carmike - Grand Forks, ND	$2,031	$184	$2,360	$2	$184	$2,362	$2,546	$(797)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	2,985	681	4,808	208	699	4,998	5,697	(1,051)	2000	40 years
Jamestown Buffalo Mall - Jamestown, ND	1,841	566	3,209	1,973	799	4,949	5,748	(449)	2003	40 years
Jamestown Business Center - Jamestown, ND	749	297	1,023	1,040	326	2,034	2,360	(253)	2003	40 years
Kalispell Retail Center - Kalispell, MT	1,599	250	2,250	970	253	3,217	3,470	(367)	2003	40 years
Kentwood Thomasville Furniture - Kentwood, MI	691	225	1,889	7	225	1,896	2,121	(544)	1996	40 years
Ladysmith Pamida - Ladysmith, WI	1,115	89	1,411	0	89	1,411	1,500	(184)	2003	40 years
Lakeville Strip Center - Lakeville, MN	1,171	46	1,142	783	94	1,877	1,971	(284)	2003	40 years
Livingston Pamida - Livingston, MT	1,324	227	1,573	0	227	1,573	1,800	(205)	2003	40 years
Minot Arrowhead SC - Minot, ND	5,078	100	1,064	6,623	387	7,400	7,787	(2,754)	1973	15 1/2-40 years
Minot Plaza - Minot, ND	654	50	453	92	59	536	595	(201)	1993	40 years
Monticello C Store - Monticello, MN	0	86	770	37	118	775	893	(102)	2003	40 years
Omaha Barnes & Noble - Omaha, NE	3,040	600	3,099	0	600	3,099	3,699	(968)	1995	40 years
Pine City C Store - Pine City, MN	343	83	357	2	83	359	442	(47)	2003	40 years
Pine City Evergreen Square - Pine City, MN	2,105	154	2,646	425	380	2,845	3,225	(399)	2003	40 years
Rochester Maplewood Square - Rochester, MN	4,209	3,275	8,610	102	3,294	8,693	11,987	(1,910)	1999	40 years
St. Cloud Westgate SC - St. Cloud, MN	3,834	1,219	5,536	86	1,242	5,599	6,841	(581)	2004	40 years
Weston Retail - Weston, WI	0	79	1,575	27	80	1,601	1,681	(208)	2003	40 years
Weston Walgreens - Weston, WI	3,406	66	1,718	671	67	2,388	2,455	(114)	2006	40 years
Total Retail	$66,908	$19,010	$81,765	$16,029	$20,557	$96,247	$116,804	$(16,334)

Subtotal	$1,063,857	$166,082	$1,335,575	$146,602	$175,076	$1,473,183	$1,648,259	$(219,379)

2008 Annual Report F-38

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2008

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Unimproved Land
Eagan Unimproved Land - Eagan, MN	$0	$422	$0	$0	$422	$0	$422	$0	2006	40 years
Kalispell Unimproved Land - Kalispell, MT	0	1,400	0	24	1,411	13	1,424	0	2003	40 years
Monticello Unimproved Land - Monticello, MN	0	95	0	1	96	0	96	0	2006	40 years
Quarry Ridge Unimproved Land - Rochester, MN	0	942	0	0	942	0	942	0	2006	40 years
River Falls Unimproved Land - River Falls, WI	0	200	0	5	203	2	205	0	2003	40 years
Weston Unimproved Land - Weston, WI	0	812	0	0	812	0	812	0	2006	40 years
Total Unimproved Land	$0	$3,871	$0	$30	$3,886	$15	$3,901	$0

Development In Progress
401 South Main - Minot, ND	$0	$0	$0	$46	$0	$46	$46	$0	1987	40 years
2828 Chicago Avenue - Minneapolis, MN	0	726	0	7,436	726	7,436	8,162	0	2007	40 years
Minot Corporate Plaza - Minot, ND	0	1,755	0	7,434	1,755	7,434	9,189	0	2007	40 years
Southdale 6545 Expansion - Edina, MN	0	0	0	5,459	0	5,459	5,459	0	2007	40 years
Total Development In Progress	$0	$2,481	$0	$20,375	$2,481	$20,375	$22,856	$0

Total	$1,063,857	$172,434	$1,335,575	$167,007	$181,443	$1,493,573	$1,675,016	$(219,379)

2008 Annual Report F-39

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2008

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ended April 30, 2008, 2007, and 2006 are as follows:

	(in thousands)
	2008	2007	2006

Balance at beginning of year	$1,489,287	$1,269,423	$1,179,856
Additions during year
Multi-Family Residential	11,159	38,562	2,445
Commercial Office	14,473	147,302	25,034
Commercial Medical	82,233	5,638	58,200
Commercial Industrial	27,132	15,467	0
Commercial Retail	0	2,382	0
Improvements and Other	25,787	30,865	14,771
	1,650,071	1,509,639	1,280,306
Deductions during year
Cost of Real Estate Sold	(1,812)	(19,797)	(10,474)
Impairment charge	0	(555)	(409)
Balance at close of year(1)	$1,648,259	$1,489,287	$1,269,423

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2008, 2007, and 2006, are as follows:

	(in thousands)
	2008	2007	2006

Balance at beginning of year	$180,544	$148,607	$118,512
Additions during year
Provisions for depreciation	39,806	35,143	30,585
Deductions during year
Accumulated depreciation on real estate sold	(971)	(3,206)	(490)
Balance at close of year	$219,379	$180,544	$148,607

(1)	The net basis of the Company’s real estate investments for Federal Income Tax purposes is approximately $1.1 billion.

2008 Annual Report F-40

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2008

Schedule IV

INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

				(in thousands)
	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Int.
First Mortgage
Martin Property, LLC	6.00%	05/01/09	Monthly/ Balloon	$0	$475	$387	$0
Liberty Holdings, LLC	7.00%	11/01/12	Monthly/ Balloon	0	167	165	0
				$0	$642	$552	$0
Less:
Allowance for Loan Losses						$(11)
						$541

	(in thousands)
	2008	2007	2006
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$399	$409	$619
New participations in and advances on mortgage loans	167	0	0
	$566	$409	$619
Collections	(25)	(22)	(210)
Transferred to other assets	0	12	0
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$541	$399	$409

2008 Annual Report F-41