Form 10-Q
period 2008-07-31
INVESTORS REAL ESTATE TRUST
filed 2008-09-09
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2008

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of September 2, 2008, it had 58,262,755 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2009

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	July 31, 2008	April 30, 2008
ASSETS
Real estate investments
Property owned	$1,655,778	$1,648,259
Less accumulated depreciation	(229,691)	(219,379)
	1,426,087	1,428,880
Development in progress	35,231	22,856
Unimproved land	4,567	3,901
Mortgage loans receivable, net of allowance	534	541
Total real estate investments	1,466,419	1,456,178
Other assets
Cash and cash equivalents	42,351	53,481
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance	14,383	14,113
Accounts receivable, net of allowance	4,395	4,163
Real estate deposits	1,048	1,379
Prepaid and other assets	2,324	349
Intangible assets, net of accumulated amortization	58,936	61,649
Tax, insurance, and other escrow	7,888	8,642
Property and equipment, net	1,450	1,467
Goodwill	1,392	1,392
Deferred charges and leasing costs, net	15,155	14,793
TOTAL ASSETS	$1,616,161	$1,618,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$32,917	$33,757
Mortgages payable	1,068,267	1,063,858
Other	830	978
TOTAL LIABILITIES	1,102,014	1,098,593

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	13,186	12,609
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	159,984	161,818
(21,292,531 units at July 31, 2008 and 21,238,342 units at April 30, 2008)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2008 and April 30, 2008, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 58,202,448 shares issued and outstanding at July 31, 2008, and 57,731,863 shares issued and outstanding at April 30, 2008)	444,134	440,187
Accumulated distributions in excess of net income	(130,474)	(122,498)
Total shareholders’ equity	340,977	345,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,616,161	$1,618,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2008 and 2007

	Three Months Ended July 31
	(in thousands, except per share data)
	2008	2007
REVENUE
Real estate rentals	$47,657	$44,093
Tenant reimbursement	11,189	9,480
TOTAL REVENUE	58,846	53,573
EXPENSES
Interest	16,888	15,442
Depreciation/amortization related to real estate investments	13,318	12,189
Utilities	4,434	3,948
Maintenance	6,999	6,006
Real estate taxes	7,370	6,429
Insurance	750	650
Property management expenses	4,251	3,841
Administrative expenses	1,231	1,122
Advisory and trustee services	100	74
Other expenses	362	253
Amortization related to non-real estate investments	449	343
TOTAL EXPENSES	56,152	50,297
Interest income	223	354
Other income	25	281
Income before minority interest and discontinued operations and loss on sale of other investments	2,942	3,911
Loss on sale of other investments	0	(1)
Minority interest portion of operating partnership income	(647)	(981)
Minority interest portion of other partnerships’ loss	63	36
Income from continuing operations	2,358	2,965
Discontinued operations, net of minority interest	0	16
NET INCOME	2,358	2,981
Dividends to preferred shareholders	(593)	(593)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,765	$2,388
Earnings per common share from continuing operations	$.03	$.05
Earnings per common share from discontinued operations	.00	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.03	$.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the three months ended July 31, 2008

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
Balance April 30, 2008	1,150	$27,317	57,732	$440,187	$(122,498)	$0	$345,006
Net income					2,358		2,358
Distributions – common shares					(9,741)		(9,741)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			312	2,915			2,915
Sale of shares			36	345			345
Redemption of units for common shares			122	687			687
Balance July 31, 2008	1,150	$27,317	58,202	$444,134	$(130,474)	$0	$340,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2008 and 2007

	(in thousands)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,358	$2,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,009	12,760
Minority interest portion of income	584	951
Loss on sale of real estate, land and other investments	0	1
Bad debt expense	528	320
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(624)	(573)
Increase in accounts receivable	(127)	(100)
Increase in prepaid and other assets	(1,975)	(1,349)
Decrease (increase) in tax, insurance and other escrow	754	(307)
Increase in deferred charges and leasing costs	(1,112)	(1,100)
Decrease in accounts payable, accrued expenses, and other liabilities	(2,466)	(3,768)
Net cash provided by operating activities	11,929	9,816
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities – available-for-sale	0	6
Net proceeds from real estate deposits	331	463
Principal proceeds on mortgage loans receivable	6	6
Purchase of marketable securities – available-for-sale	0	(16)
Insurance proceeds received	902	83
Payments for acquisitions and improvements of real estate investments	(18,508)	(19,094)
Net cash used by investing activities	(17,269)	(18,552)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	345	20
Proceeds from mortgages payable	11,428	4,000
Proceeds from minority partner	717	0
Repurchase of fractional shares and minority interest units	(1)	(4)
Distributions paid to common shareholders, net of reinvestment	(7,024)	(5,498)
Distributions paid to preferred shareholders	(593)	(593)
Distributions paid to unitholders of operating partnership	(3,392)	(3,110)
Distributions paid to other minority partners	(77)	(71)
Redemption of partnership units	(158)	0
Principal payments on mortgages payable	(7,019)	(5,854)
Principal payments on revolving lines of credit and other debt	(16)	(23)
Net cash used by financing activities	(5,790)	(11,133)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,130)	(19,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,481	44,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,351	$24,647

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2008 and 2007

	(in thousands)
	2008	2007
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$2,718	$2,589
Operating partnership distribution reinvestment plan	198	211
Real estate investment acquired through assumption of indebtedness and accrued costs	0	10,800
Assets acquired through the issuance of minority interest units in the operating partnership	1,954	5,650
Operating partnership units converted to shares	687	303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	16,946	15,199
Interest other	7	9
	$16,953	$15,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2008 and 2007

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of July 31, 2008, IRET owned 76 multi-family residential properties with 9,528 apartment units and 163 commercial properties, consisting of office, medical, industrial and retail properties, totaling 11.5 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 73.2% and 73.1%, respectively, as of July 31, 2008 and April 30, 2008. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, filed with the SEC.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. SFAS 159 was effective for the Company on May 1, 2008.  The adoption of SFAS No. 159 did not have any impact on the Company’s financial statements because the Company did not elect to measure any financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on May 1, 2008; however, FASB Staff Position No. 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, or our first quarter of fiscal year 2010.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

At July 31, 2008, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2008 and 2007:

	Three Months Ended July 31
	(in thousands, except per share data)
	2008	2007
NUMERATOR
Income from continuing operations	$2,358	$2,965
Discontinued operations, net	0	16
Net income	2,358	2,981
Dividends to preferred shareholders	(593)	(593)
Numerator for basic earnings per share – net income available to common shareholders	1,765	2,388
Minority interest portion of operating partnership income	647	987
Numerator for diluted earnings per share	$2,412	$3,375
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	57,916	48,663
Effect of convertible operating partnership units	21,298	20,284
Denominator for diluted earnings per share	79,214	68,947

Earnings per common share from continuing operations – basic and diluted	$.03	$.05
Earnings per common share from discontinued operations – basic and diluted	.00	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.03	$.05

NOTE 4 • SHAREHOLDERS’ EQUITY

As of July 31, 2008, 121,649 Units have been converted to common shares during fiscal year 2009, with a total value of approximately $687,000 included in shareholders’ equity, and 2,702 common shares have been issued under the Company’s 401(k) plan, with a total value of approximately $25,000 included in shareholders’ equity. An additional 346,306 common shares have been issued under the Company’s Distribution Reinvestment and Share Purchase Plan during the three months ended July 31, 2008 with a total value of $3.2 million included in shareholders’ equity.

NOTE 5 • SEGMENT REPORTING

IRET reports its results in five reportable segments: multi-family residential properties, and commercial office, medical (including senior housing), industrial and retail properties.  The Company’s reportable segments are aggregations of similar properties.  The accounting policies of each of these segments are the same as those described in Note 2. The Company discloses segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Disclosures (“SFAS 131”).  SFAS 131 requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing segment performance.

The revenues and net operating income for these reportable segments are summarized as follows for the three month periods ended July 31, 2008 and 2007, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended July 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,601	$20,806	$12,866	$3,096	$3,477	$58,846
Real estate expenses	8,724	9,444	3,762	734	1,140	23,804
Net operating income	$9,877	$11,362	$9,104	$2,362	$2,337	35,042
Interest						(16,888)
Depreciation/amortization						(13,767)
Administrative, advisory and trustee fees						(1,331)
Other expenses						(362)
Other income						248
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$2,942

	(in thousands)
Three Months Ended July 31, 2007	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$17,719	$20,594	$8,966	$2,662	$3,632	$53,573
Real estate expenses	8,284	8,716	2,273	499	1,102	20,874
Net operating income	$9,435	$11,878	$6,693	$2,163	$2,530	32,699
Interest						(15,442)
Depreciation/amortization						(12,532)
Administrative, advisory and trustee fees						(1,196)
Other expenses						(253)
Other income						635
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$3,911

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of July 31, 2008, and April 30, 2008, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of July 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$514,753	$559,096	$360,191	$104,106	$117,632	$1,655,778
Less accumulated depreciation/amortization	(105,182)	(61,745)	(34,737)	(11,049)	(16,978)	(229,691)
Total property owned	$409,571	$497,351	$325,454	$93,057	$100,654	1,426,087
Cash and cash equivalents						42,351
Marketable securities						420
Receivables and other assets						106,971
Development in progress						35,231
Unimproved land						4,567
Mortgage loans receivable, net of allowance						534
Total Assets						$1,616,161

	(in thousands)
As of April 30, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$510,697	$556,712	$359,986	$104,060	$116,804	$1,648,259
Less accumulated depreciation/amortization	(101,964)	(58,095)	(32,466)	(10,520)	(16,334)	(219,379)
Total property owned	$408,733	$498,617	$327,520	$93,540	$100,470	$1,428,880
Cash and cash equivalents						53,481
Marketable securities						420
Receivables and other assets						107,947
Development in progress						22,856
Unimproved land						3,901
Mortgage loans receivable, net of allowance						541
Total Assets						$1,618,026

NOTE 6 • COMMITMENTS AND CONTINGENCIES

Litigation. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s condensed consolidated financial statements.

Insurance. IRET carries insurance coverage on its properties in amounts and types that the Company believes are customarily obtained by owners of similar properties and are sufficient to achieve IRET’s risk management objectives.

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of July 31, 2008, the total property cost of the 26 properties subject to purchase options was approximately $202.0 million, and the total gross rental revenue from these properties was approximately $4.7 million for the three months ended July 31, 2008.

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

Restrictions on Taxable Dispositions.  Approximately 130 of IRET’s properties, consisting of approximately 7.3 million square feet of the Company’s combined commercial segments’ properties and 4,065 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $874.0 million at July 31, 2008.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of July 31, 2008, IRET’s funding commitments include the following:

2828 Chicago Avenue Medical Building:  In fiscal year 2006, IRET purchased an approximately 55,000 square foot, five-story medical office building located in Minneapolis, Minnesota.  During fiscal year 2007, IRET committed to construct an approximately 56,239 square foot medical office building adjacent to the existing structure, and an adjoining parking ramp, with planned project completion in the second quarter of IRET’s fiscal year 2009 and an estimated total project cost of $15.7 million. As of July 31, 2008, approximately 73% of this new medical office building was pre-leased to two tenants.  Construction on the project began in August 2007, and as of July 31, 2008, the Company has incurred approximately $14.2 million in construction costs.

Southdale Medical Building Expansion Project:  In July 2007, the Company signed a lease with an anchor tenant committing the Company to construct an approximately 27,750 square foot addition to the Company’s existing Southdale Medical Building located in Edina, Minnesota.  The estimated cost of this expansion project is approximately $11.0 million, including relocation, tenant improvement and leasing costs expected to be incurred to relocate tenants in the existing facility.  Construction began in September 2007. The exterior shell of the expansion project was completed in July 2008.  Certain interior work and tenant improvements are ongoing and are scheduled for completion in the second quarter of fiscal year 2009. As of July 31, 2008, the Company has incurred approximately $7.5 million in construction costs for this expansion project.

IRET Corporate Plaza:  During fiscal year 2007, the Company purchased an unimproved parcel of land in Minot, North Dakota for approximately $1.8 million.  The Company is constructing a mixed-use project on this site, to consist of approximately 71 apartments and 60,100 rentable square feet of office and retail space.  The Company plans to move its Minot, North Dakota offices to this location, occupying approximately one-third of the proposed office/retail space.   Current estimates are that the project will be completed in the second quarter of the Company’s fiscal year 2009, at an expected total cost of approximately $20.7 million, including estimated future tenant build-outs and out-lot development.  As of July 31, 2008, the Company has incurred approximately $13.2 million of the estimated construction cost of this project.

Construction interest capitalized for the three month periods ended July 31, 2008 and 2007, respectively, was approximately $343,000 and $8,000 for construction projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as discontinued operations during the three months ended July 31, 2008. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months ended July 31, 2007.

Three Months Ended July 31
(in thousands)
2007
REVENUE
Real estate rentals	$67
Tenant reimbursements	2
TOTAL REVENUE	69
EXPENSES
Depreciation/amortization related to real estate investments	16
Utilities	8
Maintenance	5
Real estate taxes	10
Insurance	1
Property management expenses	7
TOTAL EXPENSES	47
Other income	0
Income before minority interest and gain on sale	22
Minority interest portion of operating partnership income	(6)
Gain on sale of discontinued operations	0
Discontinued operations, net of minority interest	$16

NOTE 8 • ACQUISITIONS

Acquisitions During the Three Months Ended July 31, 2008:

During the first quarter of fiscal year 2009, IRET acquired a parcel of unimproved land in Bismarck, North Dakota for approximately $576,000, and four small apartment buildings with a total of 52 units in Minot, North Dakota, for a total purchase price (excluding closing costs) of approximately $2.5 million, including the issuance of limited partnership units of IRET Properties, the Company’s operating partnership, valued at $2.0 million.  The Company had no dispositions in the first quarter of fiscal year 2009.

The following table details the Company’s acquisitions during the three months ended July 31, 2008:

	(in thousands)
Acquisitions	Land	Building	Acquisition Cost

Multi-Family Residential
33-unit Minot Westridge Apartments – Minot, ND	$67	$1,887	$1,954
12-unit Minot Fairmont Apartments – Minot, ND	28	337	365
4-unit Minot 4th Street Apartments – Minot, ND	15	74	89
3-unit Minot 11th Street Apartments – Minot, ND	11	53	64
	121	2,351	2,472
Unimproved Land
Bismarck 2130 S. 12th Street – Bismarck, ND	576	0	576
	576	0	576

Total Property Acquisitions	$697	$2,351	$3,048

NOTE 9 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On August 27, 2008, the Company’s Board of Trustees declared a regular quarterly distribution of 16.90 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable October 1, 2008, to common shareholders and unitholders of record on September 15, 2008. Also on August 27, 2008, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable September 30, 2008, to preferred shareholders of record on September 15, 2008.

Completed Acquisitions.  Subsequent to the first quarter of fiscal year 2009, the Company closed on the acquisition of a 36-unit multi-family apartment complex located on approximately 1.72 acres in Isanti, Minnesota, for a purchase price of $3.1 million, including the issuance of limited partnership units of IRET Properties valued at a total of approximately $1.8 million. The Company also closed, subsequent to the first quarter of fiscal year 2009, on the acquisition of an approximately 31,764 square foot, four-story office building with an approximately 22,982 square foot one-story annex, on approximately 2.5 acres in Bismarck, North Dakota. The Company paid $2.2 million for this property, which is the former location of the Bank of North Dakota. The one-story office annex is currently leased through June 2009 to a single tenant; the four-story office building is vacant. The Company currently expects to demolish the existing four-story building.

ITEM 2. MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2008, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2008, our real estate portfolio consisted of 76 multi-family residential properties containing 9,528 apartment units and having a total real estate investment amount net of accumulated depreciation of $409.6 million, and 163 commercial properties containing approximately 11.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.0 billion. Our commercial properties consist of:

•	65 office properties containing approximately 4.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $497.3 million;

•
48 medical properties (including senior housing) containing approximately 2.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $325.5 million;

•	17 industrial properties containing approximately 2.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $93.1 million; and

•	33 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $100.6 million.

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

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first quarter of fiscal year 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007

REVENUES

Total IRET revenues for the first quarter of fiscal year 2009 were $58.8 million, compared to $53.6 million recorded in the first quarter of the prior fiscal year. This is an increase of $5.2 million or 9.8%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal years 2008 and 2009, as well as other factors shown by the following analysis:

(in thousands)
Increase in Total Revenue Three Months ended July 31, 2008

Rent in Fiscal 2009 from 25 properties acquired in Fiscal 2008 in excess of that received in Fiscal 2008 from the same 25 properties	$5,032
Rent from 4 properties acquired in Fiscal 2009	58
Increase in rental income on stabilized properties primarily due to a decrease in tenant concessions granted	183
Net increase in total revenue	$5,273

NET OPERATING INCOME

The following tables report segment financial information.  We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenues less property operating expenses and real estate taxes.  We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with generally accepted accounting principles (“GAAP”) and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The following tables show revenues, property operating expenses and NOI by reportable operating segment for the three months ended July 31, 2008 and 2007.  For a reconciliation of net operating income of reportable segments to income before minority interest and discontinued operations and (loss) gain on sale of other investments as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended July 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,601	$20,806	$12,866	$3,096	$3,477	$58,846
Real estate expenses
Utilities	1,710	1,879	754	3	88	4,434
Maintenance	2,604	2,974	986	180	255	6,999
Real estate taxes	1,944	3,396	1,102	388	540	7,370
Insurance	315	249	99	42	45	750
Property management	2,151	946	821	121	212	4,251
Total expenses	$8,724	$9,444	$3,762	$734	$1,140	$23,804
Net operating income	$9,877	$11,362	$9,104	$2,362	$2,337	$35,042

Stabilized net operating income	$9,471	$10,932	$6,699	$1,663	$2,337	$31,102
Non-stabilized net operating income	406	430	2,405	699	0	3,940
Total net operating income	$9,877	$11,362	$9,104	$2,362	$2,337	$35,042

	(in thousands)
Three Months Ended July 31, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$17,719	$20,594	$8,966	$2,662	$3,632	$53,573
Real estate expenses
Utilities	1,486	1,821	539	20	82	3,948
Maintenance	2,447	2,596	580	90	293	6,006
Real estate taxes	1,902	3,066	655	293	513	6,429
Insurance	289	218	71	30	42	650
Property management	2,160	1,015	428	66	172	3,841
Total expenses	$8,284	$8,716	$2,273	$499	$1,102	$20,874
Net operating income	$9,435	$11,878	$6,693	$2,163	$2,530	$32,699

Stabilized net operating income	$9,258	$11,872	$6,626	$1,976	$2,530	$32,262
Non-stabilized net operating income	177	6	67	187	0	437
Total net operating income	$9,435	$11,878	$6,693	$2,163	$2,530	$32,699

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in the three months ended July 31, 2008 compared to the year-earlier periods in all of our reportable segments except commercial retail, despite declines in economic occupancy rates at our stabilized properties in four of our five segments during the three months ended July 31, 2008 compared to the three months ended July 31, 2007.  Our overall level of tenant concessions declined in the first three months of fiscal year 2009 compared to the year-earlier period.  Revenue increases in the first three months of fiscal year 2009 compared to the first three months of fiscal year 2008 were offset somewhat by increases in utility, maintenance, real estate tax, insurance and property management expense.

•
Economic Occupancy. During the three months ended July 31, 2008, economic occupancy levels at our stabilized properties declined from year-earlier levels in four of our five reportable segments.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.   Economic occupancy rates on a stabilized property and all property basis for the first quarter of fiscal year 2009, compared to the first quarter of fiscal year 2008, are shown below:

	Stabilized Properties		All Properties
	Three Months Ended July 31,		Three Months Ended July 31,
	2008	2007	2008	2007
Multi-Family Residential	92.8%	92.2%	92.3%	91.8%
Commercial Office	88.9%	93.3%	89.1%	93.3%
Commercial Medical	95.7%	96.0%	96.5%	96.1%
Commercial Industrial	95.9%	98.6%	96.8%	98.1%
Commercial Retail	86.6%	87.0%	86.6%	87.0%

Continuing uncertainty in the economy and credit markets during the first quarter of our fiscal year 2009 restrained demand for commercial office, medical, industrial and retail space throughout our portfolio.  While we expect that our medical office segment will show improvement later this fiscal year when two development projects (our Southdale Medical Building expansion project and 2828 Chicago Avenue Medical Building development project) are completed and rental income commences, on balance we expect occupancy to continue to decline in our commercial segments, with our multi-family residential segment holding steady.

In our commercial office segment, the economic occupancy level at our stabilized properties was impacted by a vacancy at our Interlachen Corporate Center in Edina, Minnesota, caused when a tenant occupying approximately 85.9% of the leasable square footage of the building departed in May 2008 to occupy its own purpose-built corporate headquarters facility.  This vacancy decreased the economic occupancy level of our stabilized commercial office segment by approximately 2.3%.  We are actively engaged in marketing this vacant space in our Interlachen Corporate Center building, which is located in a premier suburb of Minneapolis.

Our expectation remains that current credit market conditions and continuing deterioration in the economy will increase credit stresses on our tenants through at least the second and third quarters of our current fiscal year.  We expect this tenant stress to continue to lead to moderate increases for us in past due accounts and vacancies.

During the first quarter of our fiscal year 2009, we recorded past due balances of $65,000 and $223,000, respectively, in regard to our Fox River Cottages senior housing patio homes in Appleton, Wisconsin and our Stevens Point assisted living facility in Stevens Point, Wisconsin.  The tenants in these properties, affiliates of Sunwest Management, Inc., are currently unable to finance a portion of the construction cost for the ten new Fox River senior living cottages, and are also currently unable to fund the shortfall between the Stevens Point Phase 1 project’s cash flow and the lease payment due to IRET.  The Fox River cottages were completed in September 2007, and the Stevens Point Phase 1 assisted living facility was completed in June 2007.  Individual special-purpose, bankruptcy-remote entities affiliated with Sunwest are the tenants in 21 senior housing facilities owned by IRET.  To date these entities are fully current on all lease obligations in regard to all of these facilities except the Fox River and Stevens Point facilities, and IRET does not currently expect that the remainder of the Sunwest-leased facilities will experience any shortfalls in lease payments.  The total monthly lease payments under IRET’s leases with Sunwest affiliates in regard to the Fox River cottages and the Stevens Point facility are approximately $33,000 and $113,000 per month, repectively, or approximately 0.2% and 0.7% of IRET’s current monthly rental income.  IRET’s investment in the Fox River and Stevens Point properties leased to Sunwest is approximately $3.8 million and $14.8 million, respectively, or approximately 0.2% and 0.9% of IRET’s investments in real estate as of July 31, 2008.

During the first quarter of fiscal year 2009, the Company amended its lease with Berman’s the Leather Experts, Inc., a subsidiary of Wilson’s the Leather Experts, Inc. and the Company’s tenant in an approximately 353,000 square foot industrial building located in Brooklyn Park, Minnesota. The lease amendment provides that from August 1, 2008 through May 31, 2009 the Company will receive 85% of the total rent previously payable per month under the original lease, of which 85% Berman’s will pay 24% and AM Retail (a sub-tenant of Berman’s) will pay 76%.  Subsequent to the first quarter of fiscal year 2009, in August 2008, Wilson’s Leather announced that it had not been able to secure financing to continue operations and had accordingly ceased business operations.  The August and September lease payments due under the lease, as amended, were paid entirely by AM Retail, and IRET currently does not expect that Berman’s will make its agreed payments under the amended lease agreement.  The Company’s investment (initial cost plus improvements) in the Brooklyn Park, Minnesota industrial building leased by Berman’s is approximately $13.8 million.  The total monthly lease payments under IRET’s original lease with Berman’s (prior to the amendment) were approximately $139,624 per month, or approximately .8% of IRET’s total monthly rental income as of July 31, 2008.  The total monthly lease payments under the lease as amended are approximately $118,680 per month, or approximately .7% of IRET’s current total monthly rental income.

•
Concessions.  Our overall level of tenant concessions declined in the three months ended July 31, 2008 compared to the year-earlier period.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three months ended July 31, 2008 will lower, over the lives of the respective leases, our operating revenues by approximately $836,000, as compared to an approximately $1.0 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three months ended July 31, 2007.

	(in thousands)
	Three Months Ended July 31,
	2008	2007	%Change
Multi-Family Residential	$613	$678	(9.6%)
Commercial Office	$190	$317	(40.1%)
Commercial Medical	$14	$3	366.7%
Commercial Industrial	$0	$0	0%
Commercial Retail	$19	$6	216.7%
Total	$836	$1,004	(16.7%)

•
Increased Maintenance Expense. Maintenance expenses totaled $7.0 million for the three months ended July 31, 2008, compared to $6.0 million for the three months ended July 31, 2007.  Maintenance expenses at properties newly acquired in fiscal years 2009 and 2008 added $437,000 to the maintenance expenses category, while maintenance expenses at stabilized properties increased by $556,000, resulting in an increase in maintenance expenses of $993,000, or 16.5% for the three months ended July 31, 2008, compared to the corresponding period in fiscal year 2008.  The increase in maintenance costs at our stabilized properties is due to an increase in costs to complete general recurring maintenance and repairs. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

      Maintenance expenses by reportable segment for the three months ended July 31, 2008 and 2007 are as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$2,604	$2,974	$986	$180	$255	$6,999
2007	$2,447	$2,596	$580	$90	$293	$6,006
Change	$157	$378	$406	$90	$(38)	$993
% change	6.4%	14.6%	70.0%	100.0%	(13.0%)	16.5%

Stabilized	$139	$316	$94	$45	$(38)	$556
Non-stabilized	$18	$62	$312	$45	$0	$437
Change	$157	$378	$406	$90	$(38)	$993

•
Increased Utility Expense. Utility expense totaled $4.4 million for the three months ended July 31, 2008, compared to $3.9 million for the three months ended July 31, 2007. Utility expenses at properties newly acquired in fiscal years 2009 and 2008 added $178,000 to the utility expenses category, while utility expenses at existing properties increased by $308,000, resulting in an increase of $486,000 or 12.3% for the three months ended July 31, 2008, compared to the corresponding period in fiscal year 2008.  The increases in utility costs at our stabilized properties are a result of rate increases. Under the terms of most of our commercial leases, the full cost of utilities is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our utility costs must be collected from tenants in the form of general rent increases.

     Utility expenses by reportable segment for the three months ended July 31, 2008 and 2007 are as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$1,710	$1,879	$754	$3	$88	$4,434
2007	$1,486	$1,821	$539	$20	$82	$3,948
Change	$224	$58	$215	$(17)	$6	$486
% change	15.1%	3.2%	39.9%	(85.0%)	7.3%	12.3%

Stabilized	$214	$27	$58	$3	$6	$308
Non-stabilized	$10	$31	$157	$(20)	$0	$178
Change	$224	$58	$215	$(17)	$6	$486

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2009 and 2008 added $588,000 to real estate tax expense in the three months ended July 31, 2008, compared to the year-earlier period.  Real estate taxes on stabilized properties increased by $353,000 for a total increase of $941,000 or 14.6% compared to the year-earlier period.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies among our stabilized properties.

        Real estate tax expense by reportable segment for the three months ended July 31, 2008 and 2007 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$1,944	$3,396	$1,102	$388	$540	$7,370
2007	$1,902	$3,066	$655	$293	$513	$6,429
Change	$42	$330	$447	$95	$27	$941
% change	2.2%	10.8%	68.2%	32.4%	5.3%	14.6%

Stabilized	$(19)	$255	$68	$22	$27	$353
Non-stabilized	$61	$75	$379	$73	$0	$588
Change	$42	$330	$447	$95	$27	$941

•
Increased Insurance Expense. Insurance expense totaled $750,000 for the three months ended July 31, 2008, compared to $650,000 for the three months ended July 31, 2007.  Insurance expenses at properties newly acquired in fiscal years 2009 and 2008 added $54,000 to the insurance expense category, while insurance expense at existing properties increased by $46,000, resulting in an increase in insurance expenses of $100,000 in the three months ended July 31, 2008, a 15.4% increase over insurance expenses in the three months ended July 31, 2007.  The increase in insurance expense at stabilized properties is due to an increase in premiums. Insurance expense by reportable segment for the three months ended July 31, 2008 and 2007 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$315	$249	$99	$42	$45	$750
2007	$289	$218	$71	$30	$42	$650
Change	$26	$31	$28	$12	$3	$100
% change	9.0%	14.2%	39.4%	40.0%	7.1%	15.4%

Stabilized	$18	$24	$(1)	$2	$3	$46
Non-stabilized	$8	$7	$29	$10	$0	$54
Change	$26	$31	$28	$12	$3	$100

•
Increased Property Management Expense. Property management expense totaled $4.3 million for the three months ended July 31, 2008, compared to $3.8 million for the three months ended July 31, 2007.  Property management expenses at properties newly acquired in fiscal years 2009 and 2008 added $330,000 to the property management expenses category in the three months ended July 31, 2008.  Property management expenses increased by $80,000 at stabilized properties for the three months ended July 31, 2008 compared to the three months ended July 31, 2007. The increase in property management costs at our stabilized properties is due to the net effect of a reduction in bad debt provisions in our multi-family residential and commercial office properties, offset by an increase in bad debt provisions for the commercial industrial and retail segments. The increase in commercial medical property management expense resulted primarily from an increase in the ground lease rent payable by us in respect of a portion of the land underlying our Southdale Medical Building in Edina, Minnesota, following the conclusion of an arbitration proceeding.

      Property management expense by reportable segment for the three months ended July 31, 2008 and 2007 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$2,151	$946	$821	$121	$212	$4,251
2007	$2,160	$1,015	$428	$66	$172	$3,841
Change	$(9)	$(69)	$393	$55	$40	$410
% change	(0.4%)	(6.8%)	91.8%	83.3%	23.3%	10.7%

Stabilized	$(60)	$(81)	$157	$24	$40	$80
Non-stabilized	$51	$12	$236	$31	$0	$330
Change	$(9)	$(69)	$393	$55	$40	$410

FACTORS IMPACTING NET INCOME

Although revenue and net operating income increased during the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008, net income available to common shareholders decreased by approximately $623,000 to $1.8 million, for the three months ended July 31, 2008, compared to $2.4 million for the three months ended July 31, 2007.  The decrease in net income is due in part to a decrease in lease termination fees and income from real estate tax appeals and miscellaneous fees received in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008, and to an increase in amortization expense related to in-place leases in the three months ended July 31, 2008 compared to the three months ended July 31, 2007.  Additionally, an increase in vacancy rates in our portfolio and associated operating costs for the vacant space, combined with the increases in property operating expenses and real estate taxes detailed above, as well as the following factors, impacted net income in the first quarter of fiscal year 2009:

•
Increased Mortgage Interest Expense.  Mortgage interest expense increased approximately $1.7 million, or 11.4%, to approximately $16.9 million during the first quarter of fiscal year 2009, compared to $15.2 million in the first quarter of fiscal year 2008, due primarily to properties newly acquired in fiscal years 2009 and 2008 and the refinancing of certain existing senior housing debt in our commercial medical segment.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.36% as of July 31, 2008, compared to 6.37% as of July 31, 2007.  Our mortgage debt increased approximately $4.4 million, or 0.4%, to approximately $1.1 billion as of July 31, 2008.

      Mortgage interest expense by reportable segment for the three months ended July 31, 2008 and 2007 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$4,851	$5,902	$4,224	$938	$1,010	$16,925
2007	$4,859	$5,731	$2,823	$769	$1,006	$15,188
Change	$(8)	$171	$1,401	$169	$4	$1,737
% change	(0.2%)	3.0%	49.6%	22.0%	0.4%	11.4%

Stabilized	$(59)	$36	$348	$(29)	$4	$300
Non-stabilized	$51	$135	$1,053	$198	$0	$1,437
Change	$(8)	$171	$1,401	$169	$4	$1,737

•
Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $2.7 million in the first quarter of fiscal year 2009, compared to $2.6 million in the first quarter of fiscal year 2008.

CREDIT RISK

The following table lists our top ten commercial tenants on July 31, 2008, for all commercial properties owned by us.

Lessee	% of Total Commercial Segments’ Minimum Rents as of July 31, 2008
Affiliates of Edgewood Vista/Sunwest Management, Inc.	10.8%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health	2.3%
Applied Underwriters	2.2%
Best Buy Co., Inc. (NYSE: BBY)	2.0%
UGS Corp.	1.7%
HealthEast Care System	1.6%
Microsoft (NASDAQ: MSFT)	1.5%
Smurfit - Stone Container (NASDAQ: SSCC)	1.5%
Arcadis Corporate Services (NASDAQ: AFCAF)	1.4%
All Others	71.5%
Total Monthly Commercial Rent as of July 31, 2008	100.0%

PROPERTY ACQUISITIONS

Acquisitions During the Three Months Ended July 31, 2008:

During the first quarter of fiscal year 2009, IRET acquired a parcel of unimproved land in Bismarck, North Dakota for approximately $576,000, and four small apartment buildings with a total of 52 units in Minot, North Dakota, for a total purchase price (excluding closing costs) of approximately $2.5 million, including the issuance of limited partnership units of IRET Properties, the Company’s operating partnership, valued at approximately $2.0 million. The Company had no dispositions in the first quarter of fiscal year 2009.

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions during the three months ended July 31, 2008.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007

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

FFO applicable to common shares and Units for the three months ended July 31, 2008 increased to $16.1 million, compared to $15.9 million for the comparable period ended July 31, 2007, an increase of 1.2%.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended July 31,	2008			2007
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$2,358			$2,981
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	1,765	57,916	$0.03	2,388	48,663	$0.05
Adjustments:
Minority interest in earnings of Unitholders	647	21,298		987	20,284
Depreciation and amortization(1)	13,641			12,485
Loss on depreciable property sales	0			1
Funds from operations applicable to common shares and Units	$16,053	79,214	$0.20	$15,861	68,947	$0.23

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $13,767 and $12,532, and depreciation/amortization from Discontinued Operations of $0 and $16, less corporate-related depreciation and amortization on office equipment and other assets of $126 and $63, for the three months ended July 31, 2008 and 2007, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the three months ended July 31 of fiscal years 2009 and 2008:

Month	Fiscal Year 2009	Fiscal Year 2008
July	$.1685	$.1665

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company’s principal liquidity demands are distributions to the holders of the Company’s common and preferred shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development, tenant improvements and debt repayments.

The Company expects to meet its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are expected to be funded from cash flow generated from operations of current properties.

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

SOURCES AND USES OF CASH

Recent stresses in the United States economy, and turmoil in the credit markets resulting in large part from the mortgage market decline, have resulted in some uncertainty regarding the prospects for the continued availability of financing to the commercial real estate sector.  In IRET’s recent experience, while loan terms, underwriting standards and interest rate spreads have changed significantly compared to the last five years, they are still within or close to historical norms.  During the first quarter of fiscal year 2009 and subsequently to date, IRET has been able to place debt at our target leverage levels and on rates and terms equal to or below our current weighted average.

However, while to date there has been no material negative impact on our ability to borrow, the recent events involving both the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), resulting in the U.S. government’s decision to place them into indefinite conservatorship, do present an environment of heightened risk for us. IRET obtains a majority of its multi-family debt from primarily Freddie Mac, and currently has two unclosed mortgage loans pending with Freddie Mac in the total amount of approximately $18.6 million. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability to lend going forward will most likely result in higher loan costs for us; accordingly, we are closely monitoring the recent announcements surrounding both firms. However, there are still other sources of debt in the market, so at this point we do not anticipate an inability to borrow or refinance any maturing debt.

As of July 31, 2008, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $10.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. The Company had no outstanding borrowings on these lines as of July 31, 2008. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate, (2) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in September 2008, December 2011 and December 2008, respectively.  The Company expects to renew these lines of credit prior to their expiration.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. In the first quarter of fiscal year 2009, approximately 192,000 units, valued at issuance at $2.0 million, were issued in connection with the Company’s acquisition of one property.  In the first quarter of fiscal year 2008, units valued at $5.7 million were issued in connection with the Company’s acquisition of an office/warehouse property.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount of 5% from the market price. During the first quarter of fiscal year 2009, the Company issued 346,306 common shares under its DRIP, with a total value of $3.2 million.

Cash and cash equivalents on July 31, 2008 totaled $42.4 million, compared to $24.6 million on July 31, 2007, an increase of $17.7 million. Net cash used for investing activities decreased by $1.3 million, primarily due to less cash used for acquisitions compared to the three months ended July 31, 2007; and net cash used by financing activities decreased by $5.3 million primarily due to higher net mortgage loan proceeds compared to the three months ended July 31, 2007.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $4.4 million as of July 31, 2008, compared to April 30, 2008, due to new debt placed on new and existing properties. As of July 31, 2008, approximately 98.9% of the Company’s $1.1 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of July 31, 2008, the weighted average rate of interest on the Company’s mortgage debt was 6.36%, compared to 6.37% on April 30, 2008.

Property Owned. Property owned increased to $1.7 billion at July 31, 2008 from $1.6 billion at April 30, 2008. The increase resulted primarily from the acquisition of the additional investment properties as described above in the “Property Acquisitions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2008 were $42.4 million, compared to $53.5 million on April 30, 2008.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was $420,000 on July 31, 2008 and on April 30, 2008. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 21.3 million Units on July 31, 2008, compared to 21.2 million Units outstanding on April 30, 2008. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2008 totaled 58.2 million, compared to 57.7 million outstanding on April 30, 2008. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 346,306 common shares issued during the three months ended July 31, 2008, for total value of $3.2 million. Conversions of 121,649 UPREIT Units to common shares, for a total of $687,000 in shareholders’ equity in the first three months of fiscal year 2009, also increased the Company’s common shares of beneficial interest outstanding during the three months ended July 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 98.9% of our debt, as of July 31, 2008 and April 30, 2008, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the first quarter of fiscal year 2009 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2008, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Fixed Rate	$35,106	$151,117	$103,024	$109,821	$46,944	$610,997	$1,057,009
Variable Rate	1,381	2,822	344	367	4,964	1,380	11,258
							$1,068,267

	Future Interest Payments (in thousands)
Long Term Debt	Remaining Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Fixed Rate	$49,875	$60,625	$51,952	$43,117	$38,148	$149,615	$393,332
Variable Rate	512	536	476	454	347	366	2,691
							$396,023

The weighted average interest rate on our debt as of July 31, 2008, was 6.36%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $11.3 million of variable rate indebtedness would increase our annual interest expense by $113,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2008, such disclosure controls and procedures were effective.

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

None applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2009, the Company issued an aggregate of 62,150 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

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

Date: September 9, 2008