Form 10-Q
period 2008-10-31
INVESTORS REAL ESTATE TRUST
filed 2008-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2008

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of December 3, 2008, it had 58,793,313 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2009

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	October 31, 2008	April 30, 2008
ASSETS
Real estate investments
Property owned	$1,690,763	$1,648,259
Less accumulated depreciation	(240,452)	(219,379)
	1,450,311	1,428,880
Development in progress	17,603	22,856
Unimproved land	5,036	3,901
Mortgage loans receivable, net of allowance of $11 and $11, respectively	528	541
Total real estate investments	1,473,478	1,456,178
Other assets
Cash and cash equivalents	40,855	53,481
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance of $787 and $992, respectively	14,962	14,113
Accounts receivable, net of allowance of $291 and $261, respectively	3,676	4,163
Real estate deposits	86	1,379
Prepaid and other assets	1,813	349
Intangible assets, net of accumulated amortization of $39,845 and $34,493, respectively	56,576	61,649
Tax, insurance, and other escrow	6,182	8,642
Property and equipment, net of accumulated depreciation of $951 and $1,328, respectively	1,432	1,467
Goodwill	1,392	1,392
Deferred charges and leasing costs, net of accumulated amortization of $8,751 and $7,265, respectively	16,037	14,793
TOTAL ASSETS	$1,616,909	$1,618,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$26,645	$33,757
Revolving lines of credit	15,000	0
Mortgages payable	1,066,113	1,063,858
Other	703	978
TOTAL LIABILITIES	1,108,461	1,098,593

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	13,098	12,609
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	157,622	161,818
(21,287,484 units at October 31, 2008 and 21,238,342 units at April 30, 2008)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2008 and April 30, 2008, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 58,713,015 shares issued and outstanding at October 31, 2008, and 57,731,863 shares issued and outstanding at April 30, 2008)	448,803	440,187
Accumulated distributions in excess of net income	(138,392)	(122,498)
Total shareholders’ equity	337,728	345,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,616,909	$1,618,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months and six months ended October 31, 2008 and 2007

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2008	2007	2008	2007
REVENUE
Real estate rentals	$48,857	$44,543	$96,514	$88,636
Tenant reimbursement	10,716	9,668	21,905	19,148
TOTAL REVENUE	59,573	54,211	118,419	107,784
EXPENSES
Interest	17,078	15,687	33,966	31,129
Depreciation/amortization related to real estate investments	13,480	12,164	26,798	24,353
Utilities	4,607	4,296	9,041	8,244
Maintenance	6,585	6,021	13,584	12,027
Real estate taxes	7,487	6,463	14,857	12,892
Insurance	754	606	1,504	1,256
Property management expenses	4,520	3,667	8,771	7,508
Administrative expenses	1,125	1,101	2,356	2,223
Advisory and trustee services	114	166	214	240
Other expenses	482	457	844	710
Amortization related to non-real estate investments	479	340	928	683
TOTAL EXPENSES	56,711	50,968	112,863	101,265
Interest income	210	339	433	693
Other income	78	92	103	373
Income before gain on sale of other investments and minority interest and discontinued operations	3,150	3,674	6,092	7,585
Gain on sale of other investments	54	3	54	2
Minority interest portion of operating partnership income	(700)	(855)	(1,347)	(1,835)
Minority interest portion of other partnerships’ loss	19	0	82	36
Income from continuing operations	2,523	2,822	4,881	5,788
Discontinued operations, net of minority interest	0	14	0	29
NET INCOME	2,523	2,836	4,881	5,817
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,930	$2,243	$3,695	$4,631
Earnings per common share from continuing operations	$.03	$.04	$.06	$.09
Earnings per common share from discontinued operations	.00	.00	.00	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.03	$.04	$.06	$.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the six months ended October 31, 2008

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
Balance April 30, 2008	1,150	$27,317	57,732	$440,187	$(122,498)	$0	$345,006
Net income					4,881		4,881
Distributions – common shares					(19,589)		(19,589)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment plan			618	6,052			6,052
Sale of shares			66	637			637
Redemption of units for common shares			297	1,927			1,927
Balance October 31, 2008	1,150	$27,317	58,713	$448,803	$(138,392)	$0	$337,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2008 and 2007

	Six Months Ended October 31 (in thousands)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,881	$5,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,235	25,432
Minority interest portion of income	1,265	1,810
Gain on sale of real estate, land and other investments	(54)	(2)
Bad debt expense	681	543
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,288)	(928)
Decrease in accounts receivable	1,073	379
Increase in prepaid and other assets	(1,464)	(877)
Decrease in tax, insurance and other escrow	2,460	683
Increase in deferred charges and leasing costs	(2,804)	(1,871)
Decrease in accounts payable, accrued expenses, and other liabilities	(8,470)	(5,973)
Net cash provided by operating activities	24,515	25,013
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities – available-for-sale	0	6
Net proceeds (payments) of real estate deposits	1,293	(867)
Principal proceeds on mortgage loans receivable	13	12
Purchase of marketable securities – available-for-sale	0	(37)
Proceeds from sale of real estate and other investments	67	298
Insurance proceeds received	997	387
Payments for acquisitions and improvements of real estate investments	(35,870)	(33,141)
Net cash used by investing activities	(33,500)	(33,342)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	637	66,405
Proceeds from mortgages payable	31,188	17,438
Proceeds from minority partner	717	0
Proceeds from revolving lines of credit	15,000	0
Repurchase of fractional shares and minority interest units	0	(5)
Distributions paid to common shareholders, net of reinvestment of $5,671 and $4,974, respectively	(13,918)	(11,304)
Distributions paid to preferred shareholders	(1,186)	(1,186)
Distributions paid to unitholders of operating partnership, net of reinvestment of $381and $394, respectively	(6,807)	(6,320)
Distributions paid to other minority partners	(146)	(108)
Redemption of partnership units	(158)	0
Principal payments on mortgages payable	(28,933)	(11,765)
Principal payments on revolving lines of credit and other debt	(35)	(40)
Net cash (used) provided by financing activities	(3,641)	53,115
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,626)	44,786
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,481	44,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,855	$89,302

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2008 and 2007

	Six Months Ended October 31 (in thousands)
	2008	2007
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$5,671	$4,974
Operating partnership distribution reinvestment plan	381	394
Real estate investment acquired through assumption of indebtedness and accrued costs	0	10,800
Assets acquired through the issuance of minority interest units in the operating partnership	3,730	5,650
Operating partnership units converted to shares	1,927	2,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	34,043	30,656
Interest other	70	19
	$34,113	$30,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2008 and 2007

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of October 31, 2008, IRET owned 77 multi-family residential properties with 9,564 apartment units and 165 commercial properties, consisting of office, medical, industrial and retail properties, totaling 11.6 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 73.4% and 73.1%, respectively, as of October 31, 2008 and April 30, 2008. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition.

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

At October 31, 2008, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy.

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

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months and six months ended October 31, 2008 and 2007:

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2008	2007	2008	2007
NUMERATOR
Income from continuing operations	$2,523	$2,822	$4,881	$5,788
Discontinued operations, net	0	14	0	29
Net income	2,523	2,836	4,881	5,817
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
Numerator for basic earnings per share – net income available to common shareholders	1,930	2,243	3,695	4,631
Minority interest portion of operating partnership income	700	859	1,347	1,846
Numerator for diluted earnings per share	$2,630	$3,102	$5,042	$6,477
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	58,374	49,675	58,145	49,169
Effect of convertible operating partnership units	21,294	20,483	21,296	20,383
Denominator for diluted earnings per share	79,668	70,158	79,441	69,552

Earnings per common share from continuing operations – basic and diluted	$.03	$.04	$.06	$.09
Earnings per common share from discontinued operations – basic and diluted	.00	.00	.00	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.03	$.04	$.06	$.09

NOTE 4 • SHAREHOLDERS’ EQUITY

As of October 31, 2008, 296,650 Units have been converted to common shares during fiscal year 2009, with a total value of approximately $1.9 million included in shareholders’ equity, and 4,818 common shares have been issued under the Company’s 401(k) plan, with a total value of approximately $47,000 included in shareholders’ equity. An additional 679,783 common shares have been issued under the Company’s Distribution Reinvestment and Share Purchase Plan during the six months ended October 31, 2008 with a total value of $6.6 million included in shareholders’ equity.

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

The revenues and net operating income for these reportable segments are summarized as follows for the three and six month periods ended October 31, 2008 and 2007, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended October 31, 2008	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$19,402	$20,723	$12,960	$2,975	$3,513	$59,573
Real estate expenses	8,929	9,203	3,863	802	1,156	23,953
Net operating income	$10,473	$11,520	$9,097	$2,173	$2,357	35,620
Interest						(17,078)
Depreciation/amortization						(13,959)
Administrative, advisory and trustee fees						(1,239)
Other expenses						(482)
Other income						288
Income before gain on sale of other investments and minority interest and discontinued operations						$3,150

	(in thousands)
Three Months Ended October 31, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$18,268	$20,611	$8,920	$3,027	$3,385	$54,211
Real estate expenses	8,676	8,721	2,043	626	987	21,053
Net operating income	$9,592	$11,890	$6,877	$2,401	$2,398	33,158
Interest						(15,687)
Depreciation/amortization						(12,504)
Administrative, advisory and trustee fees						(1,267)
Other expenses						(457)
Other income						431
Income before gain on sale of other investments and minority interest and discontinued operations						$3,674

	(in thousands)
Six Months Ended October 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$38,003	$41,529	$25,825	$6,071	$6,991	$118,419
Real estate expenses	17,654	18,647	7,625	1,535	2,296	47,757
Net operating income	$20,349	$22,882	$18,200	$4,536	$4,695	70,662
Interest						(33,966)
Depreciation/amortization						(27,726)
Administrative, advisory and trustee fees						(2,570)
Other expenses						(844)
Other income						536
Income before gain on sale of other investments and minority interest and discontinued operations						$6,092

	(in thousands)
Six Months Ended October 31, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$35,987	$41,206	$17,885	$5,689	$7,017	$107,784
Real estate expenses	16,960	17,437	4,316	1,125	2,089	41,927
Net operating income	$19,027	$23,769	$13,569	$4,564	$4,928	65,857
Interest						(31,129)
Depreciation/amortization						(25,036)
Administrative, advisory and trustee fees						(2,463)
Other expenses						(710)
Other income						1,066
Income before gain on sale of other investments and minority interest and discontinued operations						$7,585

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of October 31, 2008, and April 30, 2008, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of October 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$521,002	$562,892	$384,146	$104,268	$118,455	$1,690,763
Less accumulated depreciation/amortization	(108,645)	(65,458)	(37,055)	(11,650)	(17,644)	(240,452)
Total property owned	$412,357	$497,434	$347,091	$92,618	$100,811	1,450,311
Cash and cash equivalents						40,855
Marketable securities						420
Receivables and other assets						102,156
Development in progress						17,603
Unimproved land						5,036
Mortgage loans receivable, net of allowance						528
Total Assets						$1,616,909

	(in thousands)
As of April 30, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$510,697	$556,712	$359,986	$104,060	$116,804	$1,648,259
Less accumulated depreciation/amortization	(101,964)	(58,095)	(32,466)	(10,520)	(16,334)	(219,379)
Total property owned	$408,733	$498,617	$327,520	$93,540	$100,470	1,428,880
Cash and cash equivalents						53,481
Marketable securities						420
Receivables and other assets						107,947
Development in progress						22,856
Unimproved land						3,901
Mortgage loans receivable, net of allowance						541
Total Assets						$1,618,026

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of October 31, 2008, the total property cost of the 26 properties subject to purchase options was approximately $202.0 million, and the total gross rental revenue from these properties was approximately $9.5 million for the six months ended October 31, 2008.

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

Restrictions on Taxable Dispositions.  Approximately 131 of IRET’s properties, consisting of approximately 7.3 million square feet of the Company’s combined commercial segments’ properties and 4,101 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $886.1 million at October 31, 2008.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of October 31, 2008, IRET’s significant funding commitments include the following:

IRET Corporate Plaza:  During fiscal year 2007, the Company purchased an unimproved parcel of land in Minot, North Dakota for approximately $1.8 million.  The Company is constructing a mixed-use project on this site, consisting of 71 apartments and 60,100 rentable square feet of office and retail space.  The Company will move its Minot, North Dakota offices to this location, occupying approximately one-third of the proposed office/retail space.  Apartment marketing at the project commenced in November 2008.  Current estimates are that the commercial portion of the project will be completed in the third quarter of the Company’s fiscal year 2009. The expected total cost of the project is approximately $20.7 million. As of October 31, 2008, the Company has incurred approximately $16.9 million of the estimated construction cost of this project.

Construction interest capitalized for the three month periods ended October 31, 2008 and 2007, respectively, was approximately $355,000 and $23,000 for development projects completed and in progress. Construction interest capitalized for the six month periods ended October 31, 2008 and 2007, respectively, was approximately $698,000 and $31,000 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as discontinued operations during the six months ended October 31, 2008. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months and six months ended October 31, 2007.

	Three Months Ended October 31	Six Months Ended October 31
	(in thousands)
	2007	2007
REVENUE
Real estate rentals	$63	$130
Tenant reimbursements	0	2
TOTAL REVENUE	63	132
EXPENSES
Depreciation/amortization related to real estate investments	13	29
Utilities	10	18
Maintenance	5	10
Real estate taxes	8	18
Insurance	1	2
Property management expenses	8	15
TOTAL EXPENSES	45	92
Income before minority interest	18	40
Minority interest portion of operating partnership income	(4)	(11)
Discontinued operations, net of minority interest	$14	$29

NOTE 8 • ACQUISITIONS

During the second quarter of fiscal year 2009, IRET acquired a 36-unit apartment building located in Isanti, Minnesota, for a purchase price of $3.1 million, consisting of approximately $1.3 million in cash and limited partnership units of IRET’s operating partnership valued at approximately $1.8 million, and also acquired an approximately 22,500 square foot one-story office building, on approximately 2.5 acres in Bismarck, North Dakota, for a purchase price of approximately $2.2 million.  The office building is connected to a vacant four-story office property that the Company is demolishing; this vacant property is classified as Unimproved Land in the table below.  The Company had no material dispositions in the second quarter of fiscal year 2009.

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

During the three months ended October 31, 2008, IRET completed the remaining interior work and tenant improvements in its approximately 31,643 square foot addition to the Company’s Southdale Medical Building in Edina, Minnesota.  The cost of the expansion project was approximately $6.5 million, excluding relocation, tenant improvement and leasing costs incurred to relocate tenants in the existing facility.  Also during the second quarter of fiscal year 2009, IRET completed construction of an approximately 56,239 square foot medical office building and adjoining parking ramp next to the Company’s existing five-story medical office building located at 2828 Chicago Avenue in Minneapolis, Minnesota.  The new medical office building and adjoining parking ramp cost approximately $11.3 million to construct.

The following table details the Company’s acquisitions and development projects placed in-service during the six months ended October 31, 2008:

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
33-unit Minot Westridge Apartments – Minot, ND	$67	$1,887	$0	$1,954
12-unit Minot Fairmont Apartments – Minot, ND	28	337	0	365
4-unit Minot 4th Street Apartments – Minot, ND	15	74	0	89
3-unit Minot 11th Street Apartments – Minot, ND	11	53	0	64
36-unit Evergreen Apartments – Isanti, MN	380	2,720	0	3,100
	501	5,071	0	5,572
Commercial Property - Office
22,500 sq. ft. Bismarck 715 E. Broadway – Bismarck, ND	389	1,267	255	1,911
	389	1,267	255	1,911
Commercial Property - Medical
56,239 sq. ft. 2828 Chicago Avenue – Minneapolis, MN*	727	11,319	0	12,046
31,643 sq. ft. Southdale Medical Expansion (6545 France) – Edina, MN**	0	6,473	0	6,473
	727	17,792	0	18,519
Unimproved Land
Bismarck 2130 S. 12th Street – Bismarck, ND	576	0	0	576
Bismarck 700 E. Main – Bismarck ND	314	0	0	314
	890	0	0	890

Total Property Acquisitions	$2,507	$24,130	$255	$26,892
*      Development property placed in service September 16, 2008.
**      Development property placed in service September 17, 2008.

NOTE 9 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On November 19, 2008, the Company’s Board of Trustees declared a regular quarterly distribution of 16.95 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable January 14, 2009, to common shareholders and unitholders of record on January 2, 2009. Also on November 19, 2008, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable December 31, 2008, to preferred shareholders of record on December 15, 2008.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2008, our real estate portfolio consisted of 77 multi-family residential properties containing 9,564 apartment units and having a total real estate investment amount net of accumulated depreciation of $412.4 million, and 165 commercial properties containing approximately 11.6 million square feet of leasable space. Our commercial properties consist of:

•      66 office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $497.4 million;

•
49 medical properties (including senior housing) containing approximately 2.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $347.1 million;

•	17 industrial properties containing approximately 2.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $92.6 million; and

•	33 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $100.8 million.

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

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first six months of fiscal year 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

REVENUES

Total IRET revenues for the second quarter of fiscal year 2009 were $59.6 million, compared to $54.2 million recorded in the second quarter of the prior fiscal year. This is an increase of $5.4 million or 10.0%. Revenues for the six months ended October 31, 2008 were $118.4 million compared to $107.8 million in the six months ended October 31, 2007. This is an increase of $10.6 million or 9.8%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal years 2008 and 2009, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue Three Months ended October 31, 2008	Increase in Total Revenue Six Months ended October 31, 2008

Rent in Fiscal 2009 from 24 properties acquired in Fiscal 2008 in excess of that received in Fiscal 2008 from the same 24 properties	$4,551	$9,583
Rent from 7 properties acquired in Fiscal 2009	398	469
Increase in rental income on stabilized properties primarily due to a net increase in rental receipts	413	583
Net increase in total revenue	$5,362	$10,635

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

The following tables show revenues, property operating expenses and NOI by reportable operating segment for the three months and six months ended October 31, 2008 and 2007.  For a reconciliation of net operating income of reportable segments to income before gain on sale of other investments and minority interest and discontinued operations as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended October 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,402	$20,723	$12,960	$2,975	$3,513	$59,573
Real estate expenses
Utilities	1,714	2,108	665	24	96	4,607
Maintenance	2,655	2,564	1,004	114	248	6,585
Real estate taxes	1,929	3,390	1,103	529	536	7,487
Insurance	316	251	98	43	46	754
Property management	2,315	890	993	92	230	4,520
Total expenses	$8,929	$9,203	$3,863	$802	$1,156	$23,953
Net operating income	$10,473	$11,520	$9,097	$2,173	$2,357	$35,620

Stabilized net operating income	$9,955	$11,031	$6,648	$1,661	$2,357	$31,652
Non-stabilized net operating income	518	489	2,449	512	0	3,968
Total net operating income	$10,473	$11,520	$9,097	$2,173	$2,357	$35,620

	(in thousands)
Three Months Ended October 31, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$18,268	$20,611	$8,920	$3,027	$3,385	$54,211
Real estate expenses
Utilities	1,660	2,067	448	29	92	4,296
Maintenance	2,563	2,487	606	121	244	6,021
Real estate taxes	1,874	3,075	655	346	513	6,463
Insurance	289	227	14	34	42	606
Property management	2,290	865	320	96	96	3,667
Total expenses	$8,676	$8,721	$2,043	$626	$987	$21,053
Net operating income	$9,592	$11,890	$6,877	$2,401	$2,398	$33,158

Stabilized net operating income	$9,468	$11,857	$6,819	$1,979	$2,398	$32,521
Non-stabilized net operating income	124	33	58	422	0	637
Total net operating income	$9,592	$11,890	$6,877	$2,401	$2,398	$33,158

	(in thousands)
Six Months Ended October 31, 2008	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$38,003	$41,529	$25,825	$6,071	$6,991	$118,419
Real estate expenses
Utilities	3,423	3,987	1,419	28	184	9,041
Maintenance	5,259	5,538	1,991	293	503	13,584
Real estate taxes	3,872	6,787	2,205	917	1,076	14,857
Insurance	632	500	196	85	91	1,504
Property management	4,468	1,835	1,814	212	442	8,771
Total expenses	$17,654	$18,647	$7,625	$1,535	$2,296	$47,757
Net operating income	$20,349	$22,882	$18,200	$4,536	$4,695	$70,662

Stabilized net operating income	$19,425	$21,963	$13,333	$3,323	$4,695	$62,739
Non-stabilized net operating income	924	919	4,867	1,213	0	7,923
Total net operating income	$20,349	$22,882	$18,200	$4,536	$4,695	$70,662

	(in thousands)
Six Months Ended October 31, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$35,987	$41,206	$17,885	$5,689	$7,017	$107,784
Real estate expenses
Utilities	3,146	3,888	987	50	173	8,244
Maintenance	5,011	5,083	1,186	210	537	12,027
Real estate taxes	3,776	6,141	1,309	639	1,027	12,892
Insurance	577	445	86	64	84	1,256
Property management	4,450	1,880	748	162	268	7,508
Total expenses	$16,960	$17,437	$4,316	$1,125	$2,089	$41,927
Net operating income	$19,027	$23,769	$13,569	$4,564	$4,928	$65,857

Stabilized net operating income	$18,724	$23,729	$13,445	$3,955	$4,928	$64,781
Non-stabilized net operating income	303	40	124	609	0	1,076
Total net operating income	$19,027	$23,769	$13,569	$4,564	$4,928	$65,857

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in the three months and six months ended October 31, 2008 compared to the year-earlier periods in all of our reportable segments except commercial industrial and retail, despite declines in economic occupancy rates at our stabilized properties in two of our five segments during the three months and six months ended October 31, 2008 compared to the three months and six months ended October 31, 2007.  Our overall level of tenant concessions increased in the first three months and six months of fiscal year 2009 compared to the year-earlier period.  Revenue increases in the first three months and six months of fiscal year 2009 compared to the first three months and six months of fiscal year 2008 were offset by increases in utility, maintenance, real estate tax, insurance and property management expense.

•
Economic Occupancy. During the three months and six months ended October 31, 2008, economic occupancy levels at our stabilized properties declined from year-earlier levels in two of our five reportable segments.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.   Economic occupancy rates on a stabilized property and all property basis for the three months and six months periods ended October 31, 2008, compared to the three months and six months periods ended, are shown below:

	Stabilized Properties		All Properties
	Three Months Ended October 31,		Three Months Ended October 31,
	2008	2007	2008	2007
Multi-Family Residential	95.1%	94.2%	94.9%	93.8%
Commercial Office	88.5%	92.9%	88.8%	92.9%
Commercial Medical	95.8%	95.6%	95.6%	95.6%
Commercial Industrial	96.5%	98.4%	97.3%	97.2%
Commercial Retail	88.8%	86.9%	88.8%	86.9%

	Stabilized Properties		All Properties
	Six Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Multi-Family Residential	93.9%	93.2%	93.6%	92.8%
Commercial Office	88.7%	93.1%	88.9%	93.1%
Commercial Medical	95.8%	95.8%	96.1%	95.9%
Commercial Industrial	96.2%	98.5%	97.0%	97.6%
Commercial Retail	87.7%	87.0%	87.7%	87.0%

Worsening conditions in the economy and credit markets during the second quarter of our fiscal year 2009 continued to restrain demand for commercial office, medical, industrial and retail space throughout our portfolio.  While revenues in our medical office segment increased as two development projects (our Southdale Medical Building expansion project and 2828 Chicago Avenue Medical Building development project) were completed and rental income commenced, on balance we expect occupancy to continue to decline in our commercial segments, with our multi-family residential segment holding steady. Our expectation remains that current credit market conditions and continuing deterioration in the economy will increase credit stresses on our tenants through the remainder of our current fiscal year.  We expect this tenant stress to continue to lead to moderate increases for us in past due accounts and vacancies.

During the first quarter of our fiscal year 2009, we recorded past due balances of $65,000 and $223,000, respectively, in regard to our Fox River Cottages senior housing patio homes in Appleton, Wisconsin, and our Stevens Point assisted living facility in Stevens Point, Wisconsin.  These past due balances increased to $70,000 and $253,000, respectively, as of October 31, 2008, and we have written off an additional $173,000 at the Fox River project and an additional $244,000 at the Stevens Point project as of October 31, 2008.  The Fox River project was acquired by IRET in fiscal year 2006 as a partially-completed eight-unit senior housing project with adjoining vacant land, and IRET subsequently funded the completion of the eight senior living villas and the construction of ten new senior living patio homes, which were completed in September 2007.  The Stevens Point project was acquired by IRET in fiscal year 2006, and at acquisition consisted of an existing senior housing complex and an adjoining vacant parcel of land.  IRET subsequently funded the construction of an expansion to the existing facility on the adjoining parcel, which was completed in June 2007.  The tenants in these two properties, affiliates of Sunwest Management, Inc., have been unable to finance their portion of the construction cost for the ten new Fox River patio homes, and have been unable to fund the shortfall between the Stevens Point project’s cash flow and the lease payments due to IRET.  IRET’s investment in the Fox River and Stevens Point properties leased to Sunwest is approximately $3.8 million and $14.8 million, respectively, or approximately 0.2% and 0.9% of IRET’s property owned as of October 31, 2008.

IRET is currently receiving all of the cash flow generated by the Stevens Point project (approximately $75,000 per month, or approximately 54.4% of the Schedule Rent due under the lease), and expects to continue to do so until approximately early calendar year 2009, when project lease-up is expected to be complete and the project stabilized, at which point IRET currently anticipates that the project will generate sufficient cash flow to pay the full rent due to IRET going forward, plus accumulated arrearages.  The Stevens Point project is currently approximately 80% leased in total, with the existing facility 100% leased and all vacancy confined to the assisted living and memory care units completed in late fall 2007.  IRET is currently receiving no payments from the Fox River project, and is exercising its rights under the lease to remove Sunwest as the tenant and manager at the project and to pursue collection of amounts owed under guarantees provided in conjunction with the lease agreement.  IRET is evaluating its options in respect of this project; at this time IRET considers that, subject to its analysis of market values in Appleton, Wisconsin, IRET would proceed to market the patio homes and senior living villas and the balance of the vacant parcel (approximately 12 acres) in an attempt to recover its investment and provide some return on investment.

Individual special-purpose, bankruptcy-remote entities affiliated with Sunwest were the tenants in 19 additional senior housing facilities owned by IRET.  During the second quarter of fiscal year 2009, IRET was notified that Sunwest has relinquished its ownership of these entities, and has assigned its management contracts in respect of these facilities, to an entity owned by a former principal of Edgewood Vista Senior Living, Inc., a developer and operator of senior living communities with which IRET has had a long-standing business relationship.  To date all of these 19 entities are fully current on all lease obligations, and IRET does not currently expect that these 19 facilities will experience any shortfalls in lease payments.

During the second quarter of fiscal year 2009, Berman’s the Leather Experts, Inc., a subsidiary of Wilson’s the Leather Experts, Inc. and the Company’s tenant in an approximately 353,000 square foot industrial building located in Brooklyn Park, Minnesota, declared bankruptcy along with other Wilson’s Leather-affiliated entities, and rejected its lease with the Company.  AM Retail, Berman’s sub-tenant in the premises, currently occupies the premises pursuant to the sublease.  The rent paid under the sublease with AM Retail, which terminates May 31, 2009, is approximately 85% of the total rent previously payable per month under the Company’s former lease with Berman’s.

•
Concessions.  Our overall level of tenant concessions increased in the three months and six months ended October 31, 2008 compared to the year-earlier period.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three months ended October 31, 2008 will lower, over the lives of the respective leases, our operating revenues by approximately $923,000, as compared to an approximately $746,000 reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three months ended October 31, 2007.  Rent concessions offered during the six months ended October 31, 2008 and 2007 will lower, over the lives of the respective leases, our operating revenues by approximately $1.8 million.

	(in thousands)
	Three Months Ended October 31,
	2008	2007	Change
Multi-Family Residential	$560	$618	$(58)
Commercial Office	$245	$125	$120
Commercial Medical	$8	$1	$7
Commercial Industrial	$98	$0	$98
Commercial Retail	$12	$2	$10
Total	$923	$746	$177

	(in thousands)
	Six Months Ended October 31,
	2008	2007	Change
Multi-Family Residential	$1,173	$1,296	$(123)
Commercial Office	$435	$442	$(7)
Commercial Medical	$21	$5	$16
Commercial Industrial	$98	$0	$98
Commercial Retail	$31	$8	$23
Total	$1,758	$1,751	$7

•
Increased Maintenance Expense. Maintenance expenses totaled $6.6 million and $13.6 million, respectively, for the three and six months ended October 31, 2008, compared to $6.0 million and $12.0 million for the three and six months ended October 31, 2007.  Maintenance expenses at properties newly acquired in fiscal years 2009 and 2008 added $355,000 to the maintenance expenses category, while maintenance expenses at existing (“stabilized”) properties increased by $209,000, resulting in a net increase in maintenance expenses of $564,000, or 9.4% for the three months ended October 31, 2008, compared to the corresponding period in fiscal year 2007.  For the six months ended October 31, 2008, maintenance costs at properties newly acquired in fiscal years 2009 and 2008 added $792,000 to the maintenance expenses category, and maintenance expenses at stabilized properties increased by $765,000, resulting in an increase of $1.6 million, or 12.9%, in maintenance costs, compared to the six months ended October 31, 2007.  The increase in maintenance costs at our stabilized properties is due to an increase in costs to complete general recurring maintenance and repairs. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the three months and six months ended October 31, 2008 and 2007 are as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$2,655	$2,564	$1,004	$114	$248	$6,585
2007	$2,563	$2,487	$606	$121	$244	$6,021
Change	$92	$77	$398	$(7)	$4	$564
% change	3.6%	3.1%	65.7%	(5.8%)	1.6%	9.4%

Stabilized	$82	$24	$86	$13	$4	$209
Non-stabilized	$10	$53	$312	$(20)	$0	$355
Change	$92	$77	$398	$(7)	$4	$564

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$5,259	$5,538	$1,991	$293	$503	$13,584
2007	$5,011	$5,083	$1,186	$210	$537	$12,027
Change	$248	$455	$805	$83	$(34)	$1,557
% change	4.9%	9.0%	67.9%	39.5%	(6.3%)	12.9%

Stabilized	$220	$341	$180	$58	$(34)	$765
Non-stabilized	$28	$114	$625	$25	$0	$792
Change	$248	$455	$805	$83	$(34)	$1,557

•
Increased Utility Expense. Utility expense totaled $4.6 million and $9.0 million, respectively, for the three and six months ended October 31, 2008, compared to $4.3 million and $8.2 million for the three and six months ended October 31, 2007, increases of, respectively, 7.2% and 9.7% over the year-earlier periods.   Of these increases, approximately 80.7% and 53.8%, for the three and six month periods respectively, are due to the addition of new properties, while approximately 19.3% and 46.2%, respectively, are due to increases in utility costs at existing (stabilized) properties.  Utility expenses at properties newly acquired in fiscal years 2009 and 2008 added $251,000 to the utility expenses category, while utility expenses at existing properties increased by $60,000, resulting in an increase of $311,000 for the three months ended October 31, 2008.  For the six months ended October 31, 2008, utility expenses at properties newly acquired added $429,000 to the utility expenses category, while utility expenses at existing properties increased by $368,000, resulting in an increase in utility expenses of $797,000. The increases in utility costs at our stabilized properties are due primarily to increase in utility rates, as a result of higher fuel costs.

Utility expenses by reportable segment for the three months and six months ended October 31, 2008 and 2007 are as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$1,714	$2,108	$665	$24	$96	$4,607
2007	$1,660	$2,067	$448	$29	$92	$4,296
Change	$54	$41	$217	$(5)	$4	$311
% change	3.3%	2.0%	48.4%	(17.2%)	4.3%	7.2%

Stabilized	$32	$13	$11	$0	$4	$60
Non-stabilized	$22	$28	$206	$(5)	$0	$251
Change	$54	$41	$217	$(5)	$4	$311

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$3,423	$3,987	$1,419	$28	$184	$9,041
2007	$3,146	$3,888	$987	$50	$173	$8,244
Change	$277	$99	$432	$(22)	$11	$797
% change	8.8%	2.5%	43.8%	(44.0%)	6.4%	9.7%

Stabilized	$245	$40	$69	$3	$11	$368
Non-stabilized	$32	$59	$363	$(25)	$0	$429
Change	$277	$99	$432	$(22)	$11	$797

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2009 and 2008 added $658,000 and $1.2 million, respectively, to real estate tax expense in the three months and six months ended October 31, 2008, compared to the year-earlier periods.  Real estate taxes on stabilized properties increased by $366,000 and $718,000, respectively, in the three and six months ended October 31, 2008, compared to the three and six months ended October 31, 2007.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies among our stabilized properties.

Real estate tax expense by reportable segment for the three months and six months ended October 31, 2008 and 2007 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$1,929	$3,390	$1,103	$529	$536	$7,487
2007	$1,874	$3,075	$655	$346	$513	$6,463
Change	$55	$315	$448	$183	$23	$1,024
% change	2.9%	10.2%	68.4%	52.9%	4.5%	15.8%

Stabilized	$15	$238	$57	$33	$23	$366
Non-stabilized	$40	$77	$391	$150	$0	$658
Change	$55	$315	$448	$183	$23	$1,024

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$3,872	$6,787	$2,205	$917	$1,076	$14,857
2007	$3,776	$6,141	$1,309	$639	$1,027	$12,892
Change	$96	$646	$896	$278	$49	$1,965
% change	2.5%	10.5%	68.4%	43.5%	4.8%	15.2%

Stabilized	$(4)	$493	$125	$55	$49	$718
Non-stabilized	$100	$153	$771	$223	$0	$1,247
Change	$96	$646	$896	$278	$49	$1,965

•
Increased Insurance Expense. Insurance expense totaled $754,000 and $1.5 million, respectively, for the three and six months ended October 31, 2008, compared to $606,000 and $1.3 million for the three and six months ended October 31, 2007.  Insurance expenses at properties newly acquired in fiscal years 2009 and 2008 added $51,000 to the insurance expense category, while insurance expense at existing properties increased by $97,000, resulting in an increase in insurance expenses of $148,000 in the three months ended October 31, 2008, a 24.4% increase over insurance expenses in the three months ended October 31, 2007.  For the six months ended October 31, 2008, insurance expenses at properties newly acquired in fiscal years 2009 and 2008 added $103,000 to the insurance expenses category, while insurance expenses at existing properties increased by $145,000, resulting in an increase of $248,000 in insurance expenses, a 19.7% increase over insurance expenses in the six months ended October 31, 2007. The increase in insurance expense at stabilized properties is due to an increase in premiums.

Insurance expense by reportable segment for the three months and six months ended October 31, 2008 and 2007 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$316	$251	$98	$43	$46	$754
2007	$289	$227	$14	$34	$42	$606
Change	$27	$24	$84	$9	$4	$148
% change	9.3%	10.6%	600.0%	26.5%	9.5%	24.4%

Stabilized	$19	$15	$57	$2	$4	$97
Non-stabilized	$8	$9	$27	$7	$0	$51
Change	$27	$24	$84	$9	$4	$148

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$632	$500	$196	$85	$91	$1,504
2007	$577	$445	$86	$64	$84	$1,256
Change	$55	$55	$110	$21	$7	$248
% change	9.5%	12.4%	127.9%	32.8%	8.3%	19.7%

Stabilized	$39	$39	$56	$4	$7	$145
Non-stabilized	$16	$16	$54	$17	$0	$103
Change	$55	$55	$110	$21	$7	$248

•
Increased Property Management Expense. Property management expense totaled $4.5 million and $8.8 million, respectively, for the three and six months ended October 31, 2008, compared to $3.7 million and $7.5 million for the three and six months ended October 31, 2007.  Property management expenses at properties newly acquired in fiscal years 2009 and 2008 added $302,000 and $632,000, respectively, to the property management expenses category in the three and six months ended October 31, 2008. Property management expenses at existing properties (stabilized) increased by $551,000 and $631,000 for the three and six months ended October 31, 2008 compared to the three and six months ended October 31, 2007. The increase in property management expense at stabilized properties is due to an increase in bad debt provision for the commercial medical segment.

Property management expense by reportable segment for the three months and six months ended October 31, 2008 and 2007 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$2,315	$890	$993	$92	$230	$4,520
2007	$2,290	$865	$320	$96	$96	$3,667
Change	$25	$25	$673	$(4)	$134	$853
% change	1.1%	2.9%	210.3%	(4.2%)	139.6%	23.3%

Stabilized	$(7)	$3	$442	$(21)	$134	$551
Non-stabilized	$32	$22	$231	$17	$0	$302
Change	$25	$25	$673	$(4)	$134	$853

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$4,468	$1,835	$1,814	$212	$442	$8,771
2007	$4,450	$1,880	$748	$162	$268	$7,508
Change	$18	$(45)	$1,066	$50	$174	$1,263
% change	0.4%	(2.4%)	142.5%	30.9%	64.9%	16.8%

Stabilized	$(67)	$(78)	$599	$3	$174	$631
Non-stabilized	$85	$33	$467	$47	$0	$632
Change	$18	$(45)	$1,066	$50	$174	$1,263

FACTORS IMPACTING NET INCOME

Although revenue and net operating income increased during the three and six months period ended October 31, 2008 compared to the three and six months period ended October 31, 2007, net income available to common shareholders decreased by approximately $313,000 and $936,000 to $1.9 million and $3.7 million, for the three months and six months ended October 31, 2008, compared to $2.2 million and $4.6 million for the three months and six months ended October 31, 2007.  The decrease in net income is due in part to an increase in interest expense, depreciation on newly acquired non-stabilized properties and amortization expense related to in-place leases in the three months and six months ended October 31, 2008 compared to the three months and six months ended October 31, 2007.  Additionally, an increase in vacancy rates in our portfolio and associated operating costs for the vacant space unreimbursed by tenants, combined with the increases in property operating expenses and real estate taxes detailed above, as well as the following factors, impacted net income in the second quarter of fiscal year 2009:

•
Increased Mortgage Interest Expense.  Our mortgage interest expense increased approximately $1.6 million, or 10.4%, to approximately $17.1 million during the second quarter of fiscal year 2009, compared to $15.4 million in the second quarter of fiscal year 2008.  Mortgage interest expense increased approximately $3.3 million, or 10.9%, to approximately $34.0 million during the six months ended October 31, 2008, compared to $30.6 million during the six months ended October 31, 2007. The increase in mortgage interest expense is due to properties newly acquired in fiscal years 2009 and 2008. Our overall weighted average interest rate on all outstanding mortgage debt was 6.36% as of October 31, 2008 and 2007.  Our mortgage debt on October 31, 2008 increased approximately $2.3 million, or 0.2% from April 30, 2008.

Mortgage interest expense by reportable segment for the three months and six months ended October 31, 2008 and 2007 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$4,916	$5,945	$4,246	$952	$992	$17,051
2007	$4,920	$5,777	$2,822	$872	$1,050	$15,441
Change	$(4)	$168	$1,424	$80	$(58)	$1,610
% change	0.1%	2.9%	50.5%	9.2%	(5.5%)	10.4%

Stabilized	$(94)	$(31)	$362	$(34)	$(58)	$145
Non-stabilized	$90	$199	$1,062	$114	$0	$1,465
Change	$(4)	$168	$1,424	$80	$(58)	$1,610

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2008	$9,767	$11,847	$8,470	$1,890	$2,002	$33,976
2007	$9,779	$11,507	$5,646	$1,641	$2,056	$30,629
Change	$(12)	$340	$2,824	$249	$(54)	$3,347
% change	(0.1%)	3.0%	50.0%	15.2%	(2.6%)	10.9%

Stabilized	$(153)	$6	$710	$(63)	$(54)	$446
Non-stabilized	$141	$334	$2,114	$312	$0	$2,901
Change	$(12)	$340	$2,824	$249	$(54)	$3,347

•
Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-place leases totaled $2.6 million in the second quarter of fiscal year 2009, compared to $2.4 million in the second quarter of fiscal year 2008. For the six months ended October 31, 2008, amortization expense related to in-place leases totaled $5.3 million compared to $5.0 million for the six months ended October 31, 2007.

CREDIT RISK

The following table lists our top ten commercial tenants on October 31, 2008, for all commercial properties owned by us.

Lessee	% of Total Commercial Segments’ Minimum Rents as of October 31, 2008
Affiliates of Edgewood Vista/Sunwest Management, Inc.	10.6%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health	2.3%
Applied Underwriters	2.3%
Best Buy Co., Inc. (NYSE: BBY)	2.0%
UGS Corp.	1.6%
HealthEast Care System	1.6%
Microsoft (NASDAQ: MSFT)	1.5%
Smurfit - Stone Container (NASDAQ: SSCC)	1.5%
Arcadis Corporate Services (NASDAQ: AFCAF)	1.4%
All Others	71.7%
Total Monthly Commercial Rent as of October 31, 2008	100.0%

PROPERTY ACQUISITIONS

During the second quarter of fiscal year 2009, IRET acquired a 36-unit apartment building located in Isanti, Minnesota, for a purchase price of $3.1 million, consisting of approximately $1.3 million in cash and limited partnership units of IRET’s operating partnership valued at approximately $1.8 million, and also acquired an approximately 22,500 square foot one-story office building, on approximately 2.5 acres in Bismarck, North Dakota, for a purchase price of approximately $2.2 million.  The office building is connected to a vacant four-story office property that the Company is demolishing; this vacant property is classified as Unimproved Land in the table below.  The Company had no material dispositions in the second quarter of fiscal year 2009.

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

During the three months ended October 31, 2008, IRET completed the remaining interior work and tenant improvements in its approximately 31,643 square foot addition to the Company’s Southdale Medical Building in Edina, Minnesota.  The cost of the expansion project was approximately $6.5 million, excluding relocation, tenant improvement and leasing costs incurred to relocate tenants in the existing facility.  Also during the second quarter of fiscal year 2009, IRET completed construction of an approximately 56,239 square foot medical office building and adjoining parking ramp next to the Company’s existing five-story medical office building located at 2828 Chicago Avenue in Minneapolis, Minnesota.  The new medical office building and adjoining parking ramp cost approximately $11.3 million to construct.

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions during the six months ended October 31, 2008.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007

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

FFO applicable to common shares and Units for the three months and six months ended October 31, 2008 increased to $16.4 million and $32.5 million, compared to $15.6 million and $31.4 million for the comparable periods ended October 31, 2007, an increase of 5.6% and 3.4%, respectively.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended October 31,	2008			2007
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$2,523			$2,836
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	1,930	58,374	$.03	2,243	49,675	$.04
Adjustments:
Minority interest in earnings of Unitholders	700	21,294		859	20,483
Depreciation and amortization(1)	13,840			12,452
Gain on depreciable property sales	(54)			(3)
Funds from operations applicable to common shares and Units	$16,416	79,668	$.21	$15,551	70,158	$.22

	(in thousands, except per share amounts)
Six Months Ended October 31,	2008			2007
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$4,881			$5,817
Less dividends to preferred shareholders	(1,186)			(1,186)
Net income available to common shareholders	3,695	58,145	$.06	4,631	49,169	$.09
Adjustments:
Minority interest in earnings of Unitholders	1,347	21,296		1,846	20,383
Depreciation and amortization(4)	27,481			24,937
Gain on depreciable property sales	(54)			(2)
Funds from operations applicable to common shares and Units	$32,469	79,441	$.41	$31,412	69,552	$.45

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $13,959 and $12,504, and depreciation/amortization from Discontinued Operations of $0 and $13, less corporate-related depreciation and amortization on office equipment and other assets of $119 and $65, for the three months ended October 31, 2008 and 2007, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments  and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $27,726 and $25,036, and depreciation/amortization from Discontinued Operations of $0 and $29, less corporate-related depreciation and amortization on office equipment and other assets of $245 and $128, for the six months ended October 31, 2008 and 2007, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2009 and 2008:

Month	Fiscal Year 2008	Fiscal Year 2007
July	$.1685	$.1665
October	.1690	.1670
Total	$.3375	$.3335

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

To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company’s long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, the Company intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of UPREIT Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or short-term unsecured indebtedness.

SOURCES AND USES OF CASH

Continued and increasing stresses in the United States economy, and ongoing turmoil in the credit markets, have resulted in heightened uncertainty regarding the prospects for the continued availability of financing to the commercial real estate sector.  In IRET’s recent experience, while loan terms, underwriting standards and interest rate spreads have changed significantly compared to the last five years, they are still within or close to historical norms.  During the second quarter of fiscal year 2009 and subsequently to date, IRET has been able to place debt at our target leverage levels and on rates and terms equal to or below our current weighted average.

However, while to date there has been no material negative impact on our ability to borrow, the recent events involving both the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), resulting in the U.S. government’s decision to place them into indefinite conservatorship, do present an environment of heightened risk for us. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability to lend going forward will most likely result in higher loan costs for us; accordingly, we are closely monitoring ongoing announcements surrounding both firms. However, there are still other sources of debt in the market, so at this point we do not anticipate an inability to borrow or refinance any maturing debt.

As of October 31, 2008, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $10.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. As of October 31, 2008, the Company had an outstanding balance of $10.0 million at Bremer Bank and $5.0 million at First International Bank and Trust. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate, (2) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in December 2008, December 2011 and December 2008, respectively.  The Company is in negotiations and fully expects to renew these lines of credit prior to their expiration.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. In the second quarter of fiscal year 2009, approximately 170,000 units, valued at issuance at $1.8 million, were issued in connection with the Company’s acquisition of one property.  In the second quarter of fiscal year 2008, there were no units issued in connection with property acquisitions. In the first quarter of fiscal year 2009, approximately 192,000 units, valued at issuance at $2.0 million, were issued in connection with the Company’s acquisition of one property.  In the first quarter of fiscal year 2008, units valued at $5.7 million were issued in connection with the Company’s acquisition of an office/warehouse property.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount of 5% from the market price. During the second quarter of fiscal year 2009, the Company issued approximately 333,477 common shares under its DRIP, with a total value of $3.4 million.

Cash and cash equivalents on October 31, 2008 totaled $40.9 million, compared to $89.3 million on October 31, 2007, a decrease of $48.4 million. Net cash used for investing activities increased by $158,000, primarily due to more cash used for acquisitions compared to the six months ended October 31, 2007; and net cash used by financing activities increased by $56.8 million primarily due to higher mortgage loan payments, and lower proceeds from sale of common shares compared to the six months ended October 31, 2007.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $2.3 million as of October 31, 2008, compared to April 30, 2008, due to new debt placed on new and existing properties. As of October 31, 2008, approximately 99.0% of the Company’s $1.1 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of October 31, 2008, the weighted average rate of interest on the Company’s mortgage debt was 6.36%, compared to 6.37% on April 30, 2008.

Property Owned. Property owned increased to $1.7 billion at October 31, 2008 from $1.6 billion at April 30, 2008. The increase resulted primarily from the acquisition of the additional investment properties as described above in the “Property Acquisitions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2008 were $40.9 million, compared to $53.5 million on April 30, 2008.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was approximately $420,000 on October 31, 2008 and on April 30, 2008. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 21.3 million Units on October 31, 2008, compared to 21.2 million Units outstanding on April 30, 2008. This increase resulted primarily from the issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2008 totaled 58.7 million, compared to 57.7 million outstanding on April 30, 2008. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 680,000 common shares issued during the six months ended October 31, 2008, for total value of $6.6 million. Conversions of 297,000 UPREIT Units to common shares, for a total of $1.9 million in shareholders’ equity in the first three and six months of fiscal year 2009, also increased the Company’s common shares of beneficial interest outstanding during the six months ended October 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 99.0% of our debt, as of October 31, 2008 (98.9% as of April 30, 2008), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the second quarter of fiscal year 2009 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2008, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Fixed Rate	$16,907	$148,656	$103,138	$110,027	$47,166	$629,044	$1,054,938
Variable Rate	158	2,842	365	387	4,986	2,437	11,175
							$1,066,113

	Future Interest Payments (in thousands)
Long Term Debt	Remaining Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Fixed Rate	$33,134	$61,778	$53,212	$44,368	$39,381	$156,712	$388,585
Variable Rate	358	532	472	451	343	278	2,434
							$391,019

The weighted average interest rate on our debt as of October 31, 2008, was 6.36%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $11.2 million of variable rate indebtedness would increase our annual interest expense by $112,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, such disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

None applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2009, the Company issued an aggregate of 139,780 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on September 16, 2008, the following action was taken:

The shareholders elected the nine individuals nominated to serve as trustees of the Company until the 2009 Annual Meeting of Shareholders or until the election and qualification of their successors, as set forth in Proxy Item No. 1 in the Company’s notice of the Annual Meeting and the Proxy Statement relating to the Annual Meeting.  The nine individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

Nominee	Votes For	Votes Withheld

Patrick G. Jones	46,316,813	746,129
Timothy P. Mihalick	46,493,061	569,881
Jeffrey L. Miller	46,286,163	776,779
Stephen L. Stenehjem	46,259,842	803,100
John T. Reed	46,487,048	575,894
John D. Stewart	46,305,587	757,355
Thomas A. Wentz, Jr.	46,381,062	681,880
C.W. “Chip” Morgan	46,267,287	795,655
W. David Scott	46,176,907	886,035

The proposal to approve of the Company’s 2008 Incentive Award Plan, as set forth in Proxy Item No. 2 in the Company’s Notice of Annual Meeting and the Proxy Statement relating to the Annual Meeting, received the following votes and was declared approved:

•	31,689,334 Votes for Approval

•	1,795,423 Votes Against

•	1,475,551 Abstentions

The proposal to approve the appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal year 2009, as set forth in Proxy Item No. 3, received the following votes and was declared approved:

•	46,617,066 Votes for Approval

•	183,112 Votes Against

•	262,762 Abstentions

Item 5. Other Information.

On September 17, 2008, the Compensation Committee of the Board of Trustees voted to grant 1,000 shares of the Company’s common stock to each of the Company’s non-management trustees, payable in June 2009. With the exception of this grant of Company shares to the non-management trustees, the committee voted to maintain unchanged for fiscal year 2009 the compensation currently paid to the Company’s non-management trustees.  A table setting forth the compensation levels for the Company’s non-management trustees for fiscal year 2009 is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Date: December 10, 2008