Form 10-Q
period 2009-01-31
INVESTORS REAL ESTATE TRUST
filed 2009-03-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2009

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of March 9, 2009, it had 59,154,891 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2009

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	January 31, 2009	April 30, 2008
ASSETS
Real estate investments
Property owned	$1,719,690	$1,648,259
Less accumulated depreciation	(251,493)	(219,379)
	1,468,197	1,428,880
Development in progress	0	22,856
Unimproved land	5,695	3,901
Mortgage loans receivable, net of allowance of $3 and $11, respectively	161	541
Total real estate investments	1,474,053	1,456,178
Other assets
Cash and cash equivalents	31,022	53,481
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance of $819 and $992, respectively	15,558	14,113
Accounts receivable, net of allowance of $492 and $261, respectively	3,678	4,163
Real estate deposits	242	1,379
Prepaid and other assets	1,514	349
Intangible assets, net of accumulated amortization of $42,830 and $34,493, respectively	55,663	61,649
Tax, insurance, and other escrow	8,271	8,642
Property and equipment, net of accumulated depreciation of $1,020 and $1,328, respectively	1,436	1,467
Goodwill	1,392	1,392
Deferred charges and leasing costs, net of accumulated amortization of $9,591 and $7,265, respectively	16,039	14,793
TOTAL ASSETS	$1,609,288	$1,618,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$32,275	$33,757
Revolving lines of credit	8,500	0
Mortgages payable	1,068,127	1,063,858
Other	1,636	978
TOTAL LIABILITIES	1,110,538	1,098,593

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MINORITY INTEREST IN PARTNERSHIPS	13,000	12,609
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	153,566	161,818
(21,184,054 units at January 31, 2009 and 21,238,342 units at April 30, 2008)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2009 and April 30, 2008, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 59,127,397 shares issued and outstanding at January 31, 2009, and 57,731,863 shares issued and outstanding at April 30, 2008)	452,440	440,187
Accumulated distributions in excess of net income	(147,573)	(122,498)
Total shareholders’ equity	332,184	345,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,609,288	$1,618,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months and nine months ended January 31, 2009 and 2008

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2009	2008	2009	2008
REVENUE
Real estate rentals	$49,061	$44,655	$145,575	$133,291
Tenant reimbursement	11,873	9,769	33,778	28,917
TOTAL REVENUE	60,934	54,424	179,353	162,208
EXPENSES
Interest	17,341	15,840	51,307	46,969
Depreciation/amortization related to real estate investments	14,023	12,152	40,821	36,505
Utilities	4,961	4,184	14,002	12,428
Maintenance	7,672	6,181	21,256	18,208
Real estate taxes	7,549	6,743	22,406	19,635
Insurance	734	669	2,238	1,925
Property management expenses	4,983	3,790	13,754	11,298
Administrative expenses	1,213	1,234	3,569	3,457
Advisory and trustee services	123	114	337	354
Other expenses	313	343	1,157	1,053
Amortization related to non-real estate investments	527	356	1,455	1,039
TOTAL EXPENSES	59,439	51,606	172,302	152,871
Interest income	123	953	556	1,646
Other income	29	70	132	443
Income before gain on sale of other investments and minority interest and discontinued operations	1,647	3,841	7,739	11,426
Gain on sale of other investments	0	2	54	4
Minority interest portion of operating partnership income	(284)	(855)	(1,631)	(2,691)
Minority interest portion of other partnerships’ (income) loss	15	(11)	97	25
Income from continuing operations	1,378	2,977	6,259	8,764
Discontinued operations, net of minority interest	0	6	0	36
NET INCOME	1,378	2,983	6,259	8,800
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$785	$2,390	$4,480	$7,021
Earnings per common share from continuing operations	$.02	$.04	$.08	$.14
Earnings per common share from discontinued operations	.00	.00	.00	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.02	$.04	$.08	$.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
for the nine months ended January 31, 2009

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDERS’ EQUITY
Balance April 30, 2008	1,150	$27,317	57,732	$440,187	$(122,498)	$0	$345,006
Net income					6,259		6,259
Distributions – common shares					(29,555)		(29,555)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment plan			903	8,707			8,707
Sale of shares			92	876			876
Redemption of units for common shares			400	2,670			2,670
Balance January 31, 2009	1,150	$27,317	59,127	$452,440	$(147,573)	$0	$332,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2009 and 2008

	Nine Months Ended January 31 (in thousands)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,259	$8,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,059	38,156
Minority interest portion of income	1,534	2,679
Gain on sale of real estate, land and other investments	(54)	(4)
Bad debt expense	1,047	696
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,916)	(1,268)
Decrease (increase) in accounts receivable	903	(961)
Increase in prepaid and other assets	(1,165)	(253)
Decrease (increase) in tax, insurance and other escrow	371	(838)
Increase in deferred charges and leasing costs	(3,646)	(3,412)
Decrease in accounts payable, accrued expenses, and other liabilities	(2,764)	(128)
Net cash provided by operating activities	43,628	43,467
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities – available-for-sale	0	6
Net proceeds (payments) of real estate deposits	1,137	(368)
Principal proceeds on mortgage loans receivable	373	18
Investment in mortgage loans receivable	0	(167)
Purchase of marketable securities – available-for-sale	0	(54)
Proceeds from sale of real estate and other investments	67	471
Insurance proceeds received	1,073	417
Payments for acquisitions and improvements of real estate investments	(50,248)	(62,757)
Net cash used by investing activities	(47,598)	(62,434)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	885	66,420
Proceeds from mortgages payable	43,358	32,688
Proceeds from minority partner	717	0
Proceeds from revolving lines of credit	20,500	0
Repurchase of fractional shares and minority interest units	(9)	(12)
Distributions paid to common shareholders, net of reinvestment of $8,124 and $7,833, respectively	(21,431)	(17,907)
Distributions paid to preferred shareholders	(1,779)	(1,779)
Distributions paid to unitholders of operating partnership, net of reinvestment of $582 and $574, respectively	(10,202)	(9,526)
Distributions paid to other minority partners	(229)	(132)
Redemption of partnership units	(158)	0
Redemption of investment certificates	0	(11)
Principal payments on mortgages payable	(39,089)	(18,842)
Principal payments on revolving lines of credit and other debt	(11,052)	(56)
Net cash (used) provided by financing activities	(18,489)	50,843
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,459)	31,876
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,481	44,516
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,022	$76,392

(continued)
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2009 and 2008

	Nine Months Ended January 31 (in thousands)
	2009	2008
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$8,124	$7,833
Operating partnership distribution reinvestment plan	582	574
Real estate investment acquired through assumption of indebtedness and accrued costs	0	10,800
Assets acquired through the issuance of minority interest units in the operating partnership	3,730	10,566
Operating partnership units converted to shares	2,670	4,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	51,072	46,142
Interest other	204	63
	$51,276	$46,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2009 and 2008

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of January 31, 2009, IRET owned 78 multi-family residential properties with 9,645 apartment units and 166 commercial properties, consisting of office, medical, industrial and retail properties, totaling 11.7 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 73.6% and 73.1%, respectively, as of January 31, 2009 and April 30, 2008. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This new standard will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which will be required to be recorded at acquisition date fair value and acquisition costs which will be required to be expensed as incurred. SFAS 141(R) is to be applied prospectively for the first annual reporting period beginning on or after December 15, 2008. Early adoption of the standard is prohibited.  The adoption of this standard on May 1, 2009 could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired. The Company is currently evaluating the impact of this statement on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on May 1, 2008; however, FASB Staff Position No. 157-2 defers the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, or our first quarter of fiscal year 2010. The Company is currently evaluating the impact of FASB Staff Position No. 157-2 on the Company’s consolidated financial statements.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  At January 31, 2009, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy.

In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company currently has no share-based payment awards outstanding, but expects that in the future some may be granted under its 2008 Incentive Award Plan approved by shareholders in September 2008.  The Company does not expect that its adoption of this staff position on May 1, 2009 will materially impact the Company’s EPS calculations.

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

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months and nine months ended January 31, 2009 and 2008:

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2009	2008	2009	2008
NUMERATOR
Income from continuing operations	$1,378	$2,977	$6,259	$8,764
Discontinued operations, net	0	6	0	36
Net income	1,378	2,983	6,259	8,800
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
Numerator for basic earnings per share – net income available to common shareholders	785	2,390	4,480	7,021
Minority interest portion of operating partnership income	284	858	1,631	2,704
Numerator for diluted earnings per share	$1,069	$3,248	$6,111	$9,725
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	58,832	55,304	58,373	51,214
Effect of convertible operating partnership units	21,206	20,451	21,269	20,406
Denominator for diluted earnings per share	80,038	75,755	79,642	71,620

Earnings per common share from continuing operations – basic and diluted	$.02	$.04	$.08	$.14
Earnings per common share from discontinued operations – basic and diluted	.00	.00	.00	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.02	$.04	$.08	$.14

NOTE 4 • SHAREHOLDERS’ EQUITY

As of January 31, 2009, approximately 400,000 Units have been converted to common shares during fiscal year 2009, with a total value of $2.7 million included in shareholders’ equity, and approximately 6,500 common shares have been issued under the Company’s 401(k) plan, with a total value of approximately $64,000 included in shareholders’ equity. Approximately 990,000 additional common shares have been issued under the Company’s Distribution Reinvestment and Share Purchase Plan during the nine months ended January 31, 2009 with a total value of $9.5 million included in shareholders’ equity.

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

IRET measures the performance of its segments based on net operating income (“NOI”), which the Company defines as total revenues less property operating expenses and real estate taxes.  IRET believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The revenues and net operating income for these reportable segments are summarized as follows for the three and nine month periods ended January 31, 2009 and 2008, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended January 31, 2009	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$19,394	$20,793	$13,346	$3,429	$3,972	$60,934
Real estate expenses	9,406	9,548	4,435	885	1,625	25,899
Net operating income	$9,988	$11,245	$8,911	$2,544	$2,347	35,035
Interest						(17,341)
Depreciation/amortization						(14,550)
Administrative, advisory and trustee fees						(1,336)
Other expenses						(313)
Other income						152
Income before gain on sale of other investments and minority interest and discontinued operations						$1,647

	(in thousands)
Three Months Ended January 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,371	$20,621	$8,879	$3,028	$3,525	$54,424
Real estate expenses	8,614	8,853	2,259	710	1,131	21,567
Net operating income	$9,757	$11,768	$6,620	$2,318	$2,394	32,857
Interest						(15,840)
Depreciation/amortization						(12,508)
Administrative, advisory and trustee fees						(1,348)
Operating expenses						(343)
Non-operating income						1,023
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$3,841

	(in thousands)
Nine Months Ended January 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$57,397	$62,321	$39,172	$9,500	$10,963	$179,353
Real estate expenses	27,060	28,194	12,061	2,420	3,921	73,656
Net operating income	$30,337	$34,127	$27,111	$7,080	$7,042	105,697
Interest						(51,307)
Depreciation/amortization						(42,276)
Administrative, advisory and trustee fees						(3,906)
Other expenses						(1,157)
Other income						688
Income before gain on sale of other investments and minority interest and discontinued operations						$7,739

	(in thousands)
Nine Months Ended January 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$54,358	$61,826	$26,764	$8,718	$10,542	$162,208
Real estate expenses	25,574	26,289	6,575	1,836	3,220	63,494
Net operating income	$28,784	$35,537	$20,189	$6,882	$7,322	98,714
Interest						(46,969)
Depreciation/amortization						(37,544)
Administrative, advisory and trustee fees						(3,811)
Operating expenses						(1,053)
Non-operating income						2,089
Income before minority interest and discontinued operations and (loss) gain on sale of other investments						$11,426

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of January 31, 2009, and April 30, 2008, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of January 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$539,281	$569,627	$385,292	$106,584	$118,906	$1,719,690
Less accumulated depreciation/amortization	(112,487)	(68,951)	(39,526)	(12,221)	(18,308)	(251,493)
Total property owned	$426,794	$500,676	$345,766	$94,363	$100,598	1,468,197
Cash and cash equivalents						31,022
Marketable securities						420
Receivables and other assets						103,793
Development in progress						0
Unimproved land						5,695
Mortgage loans receivable, net of allowance						161
Total Assets						$1,609,288

	(in thousands)
As of April 30, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$510,697	$556,712	$359,986	$104,060	$116,804	$1,648,259
Less accumulated depreciation/amortization	(101,964)	(58,095)	(32,466)	(10,520)	(16,334)	(219,379)
Total property owned	$408,733	$498,617	$327,520	$93,540	$100,470	1,428,880
Cash and cash equivalents						53,481
Marketable securities						420
Receivables and other assets						107,947
Development in progress						22,856
Unimproved land						3,901
Mortgage loans receivable, net of allowance						541
Total Assets						$1,618,026

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of January 31, 2009, the total property cost of the 26 properties subject to purchase options was approximately $201.8 million, and the total gross rental revenue from these properties was approximately $14.2 million for the nine months ended January 31, 2009.

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

Restrictions on Taxable Dispositions.  Approximately 131 of IRET’s properties, consisting of approximately 7.3 million square feet of the Company’s combined commercial segments’ properties and 4,101 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $865.4 million at January 31, 2009.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Development Projects.  The Company has certain funding commitments under contracts for property development and renovation projects.  As of January 31, 2009, IRET’s significant funding commitments include the following:

IRET Corporate Plaza:  The Company is nearing completion on its construction of a mixed-use project on a parcel of land it purchased for approximately $1.8 million in fiscal year 2007, located in Minot, North Dakota.  The project consists of 71 apartments, of which 43 were leased as of March 9, 2009, and approximately 54,335 rentable square feet of office and retail space, of which the Company will occupy approximately one-third when it moves its Minot, North Dakota offices to this location during the fourth quarter of the Company’s current fiscal year.  The Company is currently marketing the remainder of the commercial/retail space.  The expected total cost of the project is approximately $21.0 million, including out-lot infrastructure but not including tenant improvements.  As of January 31, 2009, the Company has incurred approximately $20.9 million of the estimated construction cost of this project.

Construction interest capitalized for the three month periods ended January 31, 2009 and 2008, respectively, was approximately $215,000 and $109,000 for development projects completed and in progress. Construction interest capitalized for the nine month periods ended January 31, 2009 and 2008, respectively, was approximately $912,000 and $139,000 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as discontinued operations during the nine months ended January 31, 2009. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the three months and nine months ended January 31, 2008.

	Three Months Ended January 31	Nine Months Ended January 31
	(in thousands)
	2008	2008
REVENUE
Real estate rentals	$48	$178
Tenant reimbursements	0	2
TOTAL REVENUE	48	180
EXPENSES
Depreciation/amortization related to real estate investments	13	42
Utilities	8	26
Maintenance	7	17
Real estate taxes	6	24
Insurance	1	3
Property management expenses	4	19
TOTAL EXPENSES	39	131
Income before minority interest	9	49
Minority interest portion of operating partnership income	(3)	(13)
Discontinued operations, net of minority interest	$6	$36

NOTE 8 • ACQUISITIONS AND DEVELOPMENT PROJECTS PLACED IN SERVICE

During the third quarter of fiscal year 2009, IRET acquired an approximately 69,984 square foot office/warehouse property located in Minnetonka, Minnesota, for a purchase price of $4.0 million, consisting of $3.0 million in cash and the balance payable under a promissory note with a ten-year term, at 6% interest.  An affiliate of the seller is leasing the property on a triple-net basis for ten years.  If the tenant defaults in the initial term of the lease, the then-current balance of the promissory note is forfeited to the Company.  The Company had no dispositions in the third quarter of fiscal year 2009.

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

Also, during the second quarter of fiscal year 2009, IRET completed the remaining interior work and tenant improvements in its approximately 31,643 square foot addition to the Company’s Southdale Medical Building in Edina, Minnesota.  The cost of the expansion project was approximately $6.8 million, excluding relocation, tenant improvement and leasing costs incurred to relocate tenants in the existing facility.  Additionally, during the second quarter of fiscal year 2009, IRET completed construction of an approximately 56,239 square foot medical office building and adjoining parking ramp next to the Company’s existing five-story medical office building located at 2828 Chicago Avenue in Minneapolis, Minnesota.  The new medical office building and adjoining parking ramp cost approximately $12.8 million to construct.

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

The following table details the Company’s acquisitions and development projects placed in-service during the nine months ended January 31, 2009:

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
33-unit Minot Westridge Apartments – Minot, ND	$67	$1,887	$0	$1,954
12-unit Minot Fairmont Apartments – Minot, ND	28	337	0	365
4-unit Minot 4th Street Apartments – Minot, ND	15	74	0	89
3-unit Minot 11th Street Apartments – Minot, ND	11	53	0	64
36-unit Evergreen Apartments – Isanti, MN	380	2,720	0	3,100
10-unit 401 S. Main Apartments – Minot, ND3	0	760	0	760
71-unit IRET Corporate Plaza Apartments – Minot, ND4	0	9,010	0	9,010
	501	14,841	0	15,342
Commercial Property - Office
22,500 sq. ft. Bismarck 715 E. Broadway – Bismarck, ND	389	1,267	255	1,911
54,335 sq. ft. IRET Corporate Plaza – Minot, ND4	0	3,333	0	3,333
	389	4,600	255	5,244
Commercial Property - Medical
56,239 sq. ft. 2828 Chicago Avenue – Minneapolis, MN1	0	5,052	0	5,052
31,643 sq. ft. Southdale Medical Expansion (6545 France) – Edina, MN2	0	1,378	0	1,378
	0	6,430	0	6,430
Commercial Property - Industrial
69,984 sq. ft. Minnetonka 13600 Cty Rd 62 – Minnetonka, MN	527	2,460	1,013	4,000
	527	2,460	1,013	4,000
Unimproved Land
Bismarck 2130 S. 12th Street – Bismarck, ND	576	0	0	576
Bismarck 700 E. Main – Bismarck ND	314	0	0	314
	890	0	0	890

Total Property Acquisitions	$2,307	$28,331	$1,268	$31,906
(1)
Development property placed in service September 16, 2008. Approximately $800,000 of this cost was incurred in the three months ended January 31, 2009. Additional costs incurred in fiscal years 2008 and 2007 totaled $7.8 million.

(2)
Development property placed in service September 17, 2008. Approximately $364,000 of this cost was incurred in the three months ended January 31, 2009. Additional costs incurred in fiscal year 2008 totaled $5.4 million.

(3)	Development property placed in service November 10, 2008. Additional costs incurred in fiscal year 2008 totaled approximately $14,000.
(4)	Development property placed in service January 19, 2009. Additional costs incurred in fiscal years 2008 and 2007 totaled $8.6 million.

NOTE 9 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.75% to 9.75%, and the mortgages have varying maturity dates from March 1, 2009, through April 1, 2040.

Of the mortgages payable, the balances of fixed rate mortgages totaled $1.1 billion at January 31, 2009 and April 30, 2008. The balances of variable rate mortgages totaled $14.6 million and $11.7 million as of January 31, 2009, and April 30, 2008, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of January 31, 2009, the weighted average rate of interest on the Company’s mortgage debt was 6.34%, compared to 6.37% on April 30, 2008. The aggregate amount of required future principal payments on mortgages payable as of January 31, 2009, is as follows:

Nine Months Ended January 31, 2009	(in thousands)
2009 (remainder)	$6,982
2010	151,680
2011	103,713
2012	110,633
2013	52,384
Thereafter	642,735
Total payments	$1,068,127

NOTE 10 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On February 25, 2009, the Company’s Board of Trustees declared a regular quarterly distribution of 17.00 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable April 1, 2009, to common shareholders and unitholders of record on March 16, 2009. Also on February 25, 2009, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable March 31, 2009, to preferred shareholders of record on March 16, 2009.

Pending Acquisition.  The Company has signed a purchase agreement to acquire a portfolio of office and retail properties located in the Minneapolis-St. Paul, MN metropolitan area.  The portfolio consists of four multi-tenant office properties with a total of eleven buildings and approximately 151,708 rentable square feet, and two multi-tenant retail properties with a total of approximately 21,234 rentable square feet.  Subject to the satisfactory completion of customary due diligence, the Company has agreed to pay a total of $29.7 million for this portfolio, consisting of $672,000 in cash, the assumption of $19.7 million in debt on the portfolio, and the issuance of limited partner units of IRET Properties valued at $10.25 per unit for a total value of $9.3 million.  This pending acquisition is subject to certain closing conditions and contingencies, and no assurances can be given that this transaction will be consummated on the terms summarized above, or at all.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2009, our real estate portfolio consisted of 78 multi-family residential properties containing 9,645 apartment units and having a total real estate investment amount net of accumulated depreciation of $426.8 million, and 166 commercial properties containing approximately 11.7 million square feet of leasable space. Our commercial properties consist of:

•	66 office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $500.7 million;

•
49 medical properties (including senior housing) containing approximately 2.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $345.8 million;

•	18 industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $94.3 million; and

•	33 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $100.6 million.

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

Our third quarter fiscal year 2009 results reflect the challenges the real estate industry faced during the three months ended January 31, 2009.  During this quarter, the factors adversely affecting demand for and rents received in our commercial office segment in particular became more intense and pervasive across the United States.  Worsening conditions in the economy and credit markets during the third quarter of our fiscal year 2009 continued to restrain demand for commercial office, medical, industrial and retail space throughout our portfolio.  We are seeing some signs that current credit market conditions and the continued deterioration in the economy are increasing credit stresses on our tenants, and we continue to expect this tenant stress to lead to moderate increases for us in past due accounts and vacancies.

During the third quarter of fiscal year 2009, Smurfit-Stone Container Corporation, our tenant in two industrial properties, filed a voluntary petition under Chapter 11 of the Bankruptcy Code.  Smurfit is among our 10 largest commercial tenants based on annualized base rent, with payments under their leases with us totaling approximately $163,000 per month, comprising approximately 1.5% of our total commercial segments’ base rents.  To date Smurfit is current on all base rent payments under its leases with us.  We have not yet been notified of the debtor’s intentions with respect to these leases.

We have written off or recorded as past due a total of $427,000 at the Fox River project and $694,000 at the Stevens Point project as of January 31, 2009.  The Fox River project was acquired by IRET in fiscal year 2006 as a partially-completed eight-unit senior housing project with adjoining vacant land, and IRET subsequently funded the completion of the eight senior living villas and the construction of ten new senior living patio homes, which were completed in September 2007.  The Stevens Point project was acquired by IRET in fiscal year 2006, and at acquisition consisted of an existing senior housing complex and an adjoining vacant parcel of land.  IRET subsequently funded the construction of an expansion to the existing facility on the adjoining parcel, which was completed in June 2007.  The tenants in these two properties, affiliates of Sunwest Management, Inc., have been unable to finance their portion of the construction cost for the ten new Fox River patio homes, and have been unable to fund the shortfall between the Stevens Point project’s cash flow and the lease payments due to IRET.  IRET’s investment in the Fox River and Stevens Point properties leased to Sunwest is approximately $3.8 million and $14.8 million, respectively, or approximately 0.2% and 0.9% of IRET’s property owned as of January 31, 2009.

IRET is currently receiving all of the cash flow generated by the Stevens Point project (approximately $85,000 per month, or approximately 59.5% of the Scheduled Rent and other obligations due under the lease). When project lease-up is complete and the project stabilized, IRET currently anticipates that the project will generate sufficient cash flow to pay the full rent due to IRET going forward, plus accumulated arrearages.  However, project lease-up has slowed recently, as a result of current economic conditions.  We currently do not expect lease-up completion prior to the third quarter of calendar year 2009.  Based on information provided to IRET by the tenant in this project, as of December 31, 2008, the Stevens Point project is currently approximately 77.2% occupied in total, with the existing facility 91.1% occupied and the majority of the vacancy confined to the assisted living and memory care units completed in late fall 2007.  IRET is currently receiving no payments from the Fox River project, and is exercising its rights under the lease to remove Sunwest as the tenant and manager at the project and to pursue collection of amounts owed under guarantees provided in conjunction with the lease agreement.  IRET is evaluating its options in respect of this project; at this time IRET considers that, subject to its analysis of market values in Appleton, Wisconsin, IRET would proceed to market the patio homes and senior living villas and the balance of the vacant parcel (approximately 12 acres) in an attempt to recover its investment and provide some return on investment.

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

During the second quarter of fiscal year 2009, Berman’s the Leather Experts, Inc., a subsidiary of Wilson’s the Leather Experts, Inc. and the Company’s tenant in an approximately 353,000 square foot industrial building located in Brooklyn Park, Minnesota, declared bankruptcy along with other Wilson’s Leather-affiliated entities, and rejected its lease with the Company.  Subsequent to the end of the Company’s third quarter, the Company signed a lease with AM Retail, which had been Berman’s sub-tenant in the premises, for approximately 155,000 square feet, or approximately 44.0% of the premises.  The lease terminates May 31, 2012.  The rent paid under the lease will be approximately 36.0% of the total rent previously payable per month under the Company’s former lease with Berman’s.

Weather conditions during the third quarter of fiscal year 2009 also impacted our results of operations for the quarter.  Above-normal snowfall during the quarter resulted in costs for snow removal at our properties approximately doubling compared to the year-earlier period, to $1.9 million for the three months ended January 31, 2009, from approximately $910,000 for the three months ended January 31, 2008.  At most of our commercial properties, these snow removal costs can be billed back to the tenants as additional rent, but at our multi-family residential properties, any increase in maintenance costs is borne by us, unless we are able to impose general rent increases.

We believe that the timing of an economic recovery is unclear and economic conditions may not improve quickly.  Our near-term focus is to strengthen our capital and liquidity position by evaluating the selective disposition of properties, controlling and reducing capital expenditures and overhead costs, and generating positive cash flows from operations.  Our portfolio of properties is diversified by property type and location, which we believe helps mitigate risks such as changes in demographics or job growth which may occur within individual markets and industries, although it may not mitigate such risks with regard to more wide-spread economic declines.  The continuation of the current economic environment and capital market disruptions have and could continue to have a negative impact on us, and adversely affect our future results of operations.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first nine months of fiscal year 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2009 AND 2008

REVENUES

Total IRET revenues for the third quarter of fiscal year 2009 were $60.9 million, compared to $54.4 million recorded in the third quarter of the prior fiscal year. This is an increase of $6.5 million or 11.9%. Revenues for the nine months ended January 31, 2009 were $179.4 million compared to $162.2 million in the nine months ended January 31, 2008, an increase of $17.2 million or 10.6%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal years 2008 and 2009, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue Three Months ended January 31, 2009	Increase in Total Revenue Nine Months ended January 31, 2009

Rent in Fiscal 2009 from 24 properties acquired in Fiscal 2008 in excess of that received in Fiscal 2008 from the same 24 properties	$4,258	$13,841
Rent from 8 properties acquired in Fiscal 2009	704	1,166
Increase in rental income on stabilized properties due to a net increase in rental receipts and tenant reimbursement	1,548	2,138
Net increase in total revenue	$6,510	$17,145

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

The following tables show revenues, property operating expenses and NOI by reportable operating segment for the three months and nine months ended January 31, 2009 and 2008.  For a reconciliation of net operating income of reportable segments to income before gain on sale of other investments and minority interest and discontinued operations as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended January 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,394	$20,793	$13,346	$3,429	$3,972	$60,934
Real estate expenses
Utilities	2,166	1,881	710	79	125	4,961
Maintenance	2,603	3,035	1,138	229	667	7,672
Real estate taxes	2,021	3,447	1,103	419	559	7,549
Insurance	317	245	84	43	45	734
Property management	2,299	940	1,400	115	229	4,983
Total expenses	$9,406	$9,548	$4,435	$885	$1,625	$25,899
Net operating income	$9,988	$11,245	$8,911	$2,544	$2,347	$35,035

Stabilized net operating income	$9,522	$10,745	$6,487	$1,893	$2,347	$30,994
Non-stabilized net operating income	466	500	2,424	651	0	4,041
Total net operating income	$9,988	$11,245	$8,911	$2,544	$2,347	$35,035

	(in thousands)
Three Months Ended January 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,371	$20,621	$8,879	$3,028	$3,525	$54,424
Real estate expenses
Utilities	1,828	1,711	487	53	105	4,184
Maintenance	2,302	2,700	687	190	302	6,181
Real estate taxes	1,925	3,247	671	333	567	6,743
Insurance	291	226	74	35	43	669
Property management	2,268	969	340	99	114	3,790
Total expenses	$8,614	$8,853	$2,259	$710	$1,131	$21,567
Net operating income	$9,757	$11,768	$6,620	$2,318	$2,394	$32,857

Stabilized net operating income	$9,494	$11,668	$6,555	$1,904	$2,394	$32,015
Non-stabilized net operating income	263	100	65	414	0	842
Total net operating income	$9,757	$11,768	$6,620	$2,318	$2,394	$32,857

	(in thousands)
Nine Months Ended January 31, 2009	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$57,397	$62,321	$39,172	$9,500	$10,963	$179,353
Real estate expenses
Utilities	5,590	5,867	2,129	107	309	14,002
Maintenance	7,861	8,573	3,129	523	1,170	21,256
Real estate taxes	5,894	10,233	3,308	1,336	1,635	22,406
Insurance	949	746	280	127	136	2,238
Property management	6,766	2,775	3,215	327	671	13,754
Total expenses	$27,060	$28,194	$12,061	$2,420	$3,921	$73,656
Net operating income	$30,337	$34,127	$27,111	$7,080	$7,042	$105,697

Stabilized net operating income	$28,947	$32,713	$19,821	$5,216	$7,042	$93,739
Non-stabilized net operating income	1,390	1,414	7,290	1,864	0	11,958
Total net operating income	$30,337	$34,127	$27,111	$7,080	$7,042	$105,697

	(in thousands)
Nine Months Ended January 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$54,358	$61,826	$26,764	$8,718	$10,542	$162,208
Real estate expenses
Utilities	4,974	5,598	1,474	103	279	12,428
Maintenance	7,312	7,783	1,873	400	840	18,208
Real estate taxes	5,703	9,387	1,980	972	1,593	19,635
Insurance	868	671	160	99	127	1,925
Property management	6,717	2,850	1,088	262	381	11,298
Total expenses	$25,574	$26,289	$6,575	$1,836	$3,220	$63,494
Net operating income	$28,784	$35,537	$20,189	$6,882	$7,322	$98,714

Stabilized net operating income	$28,219	$35,401	$20,001	$5,860	$7,322	$96,803
Non-stabilized net operating income	565	136	188	1,022	0	1,911
Total net operating income	$28,784	$35,537	$20,189	$6,882	$7,322	$98,714

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in the three months and nine months ended January 31, 2009 compared to the year-earlier periods in all of our reportable segments primarily due to acquisitions of additional properties, despite declines in economic occupancy rates at our stabilized properties in our commercial office segment during the three months and nine months ended January 31, 2009 compared to the three months and nine months ended January 31, 2008, and in our commercial industrial segment during the nine months ended January 31, 2009 compared to the year-earlier period.  Our overall level of tenant concessions increased in the first three months and nine months of fiscal year 2009 compared to the year-earlier periods.  Revenue increases in the first three months and nine months of fiscal year 2009 compared to the first three months and nine months of fiscal year 2008 were offset by increases in utility, maintenance, real estate tax, insurance and property management expense.

•
Economic Occupancy.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.  Economic occupancy rates on a stabilized property and all property basis for the three months and nine months periods ended January 31, 2009, compared to the three months and nine months periods ended, are shown below:

	Stabilized Properties		All Properties
	Three Months Ended January 31,		Three Months Ended January 31,
	2009	2008	2009	2008
Multi-Family Residential	94.5%	93.9%	94.2%	93.1%
Commercial Office	88.6%	91.3%	88.8%	91.3%
Commercial Medical	95.5%	95.3%	95.0%	95.4%
Commercial Industrial	98.9%	94.9%	99.1%	94.3%
Commercial Retail	87.4%	87.4%	87.4%	87.4%

	Stabilized Properties		All Properties
	Nine Months Ended January 31,		Nine Months Ended January 31,
	2009	2008	2009	2008
Multi-Family Residential	94.1%	93.4%	93.8%	92.9%
Commercial Office	88.7%	92.6%	88.9%	92.5%
Commercial Medical	95.7%	95.6%	95.7%	95.7%
Commercial Industrial	97.1%	97.2%	97.7%	96.5%
Commercial Retail	87.6%	87.1%	87.6%	87.1%

•
Concessions.  Our overall level of tenant concessions increased in the three months and nine months ended January 31, 2009 compared to the year-earlier period.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three months ended January 31, 2009 will lower, over the lives of the respective leases, our operating revenues by approximately $888,000, as compared to an approximately $549,000 reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three months ended January 31, 2008.  Rent concessions offered during the nine months ended January 31, 2009 will lower, over the lives of the respective leases, our operating revenues by approximately $2.6 million, as compared to an approximately $2.3 million reduction, over the lives of the respective leases in operating revenues attributable to rent concessions offered in the nine months ended January 31, 2008.

	(in thousands)
	Three Months Ended January 31,
	2009	2008	Change
Multi-Family Residential	$446	$475	(29)
Commercial Office	$377	$66	311
Commercial Medical	$3	$0	3
Commercial Industrial	$59	$0	59
Commercial Retail	$3	$8	(5)
Total	$888	$549	339

	(in thousands)
	Nine Months Ended January 31,
	2009	2008	Change
Multi-Family Residential	$1,619	$1,771	(152)
Commercial Office	$813	$508	305
Commercial Medical	$24	$4	20
Commercial Industrial	$157	$0	157
Commercial Retail	$34	$17	17
Total	$2,647	$2,300	347

•
Increased Maintenance Expense. Maintenance expenses totaled $7.7 million and $21.3 million, respectively, for the three and nine months ended January 31, 2009, compared to $6.2 million and $18.2 million for the three and nine months ended January 31, 2008.  Maintenance expenses at properties newly acquired in fiscal years 2009 and 2008 added $536,000 to the maintenance expenses category, while maintenance expenses at existing (“stabilized”) properties increased by $955,000, resulting in an increase in maintenance expenses of $1.5 million, or 24.1% for the three months ended January 31, 2009, compared to the corresponding period in fiscal year 2008.  For the nine months ended January 31, 2009, maintenance costs at properties newly acquired in fiscal years 2009 and 2008 added $1.3 million to the maintenance expenses category, and maintenance expenses at stabilized properties increased by $1.7 million, resulting in an increase of $3.0 million, or 16.7%, in maintenance costs, compared to the nine months ended January 31, 2008.  The increase in maintenance costs at our stabilized properties is due to an increase in costs for snow removal after record snowfall in the midwest and to a lesser degree costs to complete general recurring maintenance and repairs. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the three months and nine months ended January 31, 2009 and 2008 are as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$2,603	$3,035	$1,138	$229	$667	$7,672
2008	$2,302	$2,700	$687	$190	$302	$6,181
Change	$301	$335	$451	$39	$365	$1,491
% change	13.1%	12.4%	65.6%	20.5%	120.9%	24.1%

Stabilized	$235	$264	$58	$33	$365	$955
Non-stabilized	$66	$71	$393	$6	$0	$536
Change	$301	$335	$451	$39	$365	$1,491

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$7,861	$8,573	$3,129	$523	$1,170	$21,256
2008	$7,312	$7,783	$1,873	$400	$840	$18,208
Change	$549	$790	$1,256	$123	$330	$3,048
% change	7.5%	10.2%	67.1%	30.8%	39.3%	16.7%

Stabilized	$455	$609	$238	$91	$330	$1,723
Non-stabilized	$94	$181	$1,018	$32	$0	$1,325
Change	$549	$790	$1,256	$123	$330	$3,048

•
Increased Utility Expense. Utility expense totaled $5.0 million and $14.0 million, respectively, for the three and nine months ended January 31, 2009, compared to $4.2 million and $12.4 million for the three and nine months ended January 31, 2008, increases of, respectively, 18.6% and 12.7% over the year-earlier periods.  Utility expenses at properties newly acquired in fiscal years 2009 and 2008 added $320,000 to the utility expenses category, while utility expenses at existing properties increased by $457,000, resulting in an increase of $777,000 or 18.6% for the three months ended January 31, 2009.  For the nine months ended January 31, 2009, utility expenses at properties newly acquired added $744,000 to the utility expenses category, while utility expenses at existing properties increased by $830,000, resulting in an increase in utility expenses of $1.6 million or 12.7%.  The increases in utility costs at our stabilized properties are due primarily to serve winter weather conditions and significant snowfall in a majority of our markets in December and January, leading to sharply higher snow removal and heating costs, and to an increased heating costs for unseasonably cold temperatures during the quarter ended January 31, 2009 and to a lesser degree increased utility rates from higher fuel costs.

Utility expenses by reportable segment for the three months and nine months ended January 31, 2009 and 2008 are as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$2,166	$1,881	$710	$79	$125	$4,961
2008	$1,828	$1,711	$487	$53	$105	$4,184
Change	$338	$170	$223	$26	$20	$777
% change	18.5%	9.9%	45.8%	49.1%	19.0%	18.6%

Stabilized	$284	$154	$(9)	$9	$19	$457
Non-stabilized	$54	$16	$232	$17	$1	$320
Change	$338	$170	$223	$26	$20	$777

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$5,590	$5,867	$2,129	$107	$309	$14,002
2008	$4,974	$5,598	$1,474	$103	$279	$12,428
Change	$616	$269	$655	$4	$30	$1,574
% change	12.4%	4.8%	44.4%	3.9%	10.8%	12.7%

Stabilized	$530	$197	$60	$13	$30	$830
Non-stabilized	$86	$72	$595	$(9)	$0	$744
Change	$616	$269	$655	$4	$30	$1,574

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2009 and 2008 added $538,000 and $1.8 million, respectively, to real estate tax expense in the three months and nine months ended January 31, 2009, compared to the year-earlier periods.  Real estate taxes on stabilized properties increased by $268,000 and $987,000, respectively, in the three and nine months ended January 31, 2009, compared to the three and nine months ended January 31, 2008.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies on our stabilized properties.

Real estate tax expense by reportable segment for the three months and nine months ended January 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$2,021	$3,447	$1,103	$419	$559	$7,549
2008	$1,925	$3,247	$671	$333	$567	$6,743
Change	$96	$200	$432	$86	$(8)	$806
% change	5.0%	6.2%	64.4%	25.8%	(1.4%)	12.0%

Stabilized	$25	$167	$60	$24	$(8)	$268
Non-stabilized	$71	$33	$372	$62	$0	$538
Change	$96	$200	$432	$86	$(8)	$806

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$5,894	$10,233	$3,308	$1,336	$1,635	$22,406
2008	$5,703	$9,387	$1,980	$972	$1,593	$19,635
Change	$191	$846	$1,328	$364	$42	$2,771
% change	3.3%	9.0%	67.1%	37.4%	2.6%	14.1%

Stabilized	$20	$660	$185	$80	$42	$987
Non-stabilized	$171	$186	$1,143	$284	$0	$1,784
Change	$191	$846	$1,328	$364	$42	$2,771

•
Increased Insurance Expense. Insurance expense totaled $734,000 and $2.2 million, respectively, for the three and nine months ended January 31, 2009, compared to $669,000 and $1.9 million for the three and nine months ended January 31, 2008.  Insurance expenses at properties newly acquired in fiscal years 2009 and 2008 added $28,000 to the insurance expense category, while insurance expense at existing properties increased by $37,000, resulting in an increase in insurance expenses of $65,000 in the three months ended January 31, 2009, a 9.7% increase over insurance expenses in the three months ended January 31, 2008.  For the nine months ended January 31, 2009, insurance expenses at properties newly acquired in fiscal years 2009 and 2008 added $134,000 to the insurance expenses category, while insurance expenses at existing properties increased by $179,000, resulting in an increase of $313,000 in insurance expenses, a 16.3% increase over insurance expenses in the nine months ended January 31, 2008. The increase in insurance expense at stabilized properties is due to an increase in premiums.

Insurance expense by reportable segment for the three months and nine months ended January 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$317	$245	$84	$43	$45	$734
2008	$291	$226	$74	$35	$43	$669
Change	$26	$19	$10	$8	$2	$65
% change	8.9%	8.4%	13.5%	22.9%	4.7%	9.7%

Stabilized	$19	$16	$(2)	$2	$2	$37
Non-stabilized	$7	$3	$12	$6	$0	$28
Change	$26	$19	$10	$8	$2	$65

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$949	$746	$280	$127	$136	$2,238
2008	$868	$671	$160	$99	$127	$1,925
Change	$81	$75	$120	$28	$9	$313
% change	9.3%	11.2%	75.0%	28.3%	7.1%	16.3%

Stabilized	$57	$54	$54	$5	$9	$179
Non-stabilized	$24	$21	$66	$23	$0	$134
Change	$81	$75	$120	$28	$9	$313

•
Increased Property Management Expense. Property management expense totaled $5.0 million and $13.8 million, respectively, for the three and nine months ended January 31, 2009, compared to $3.8 million and $11.3 million for the three and nine months ended January 31, 2008.  Property management expenses at properties newly acquired in fiscal years 2009 and 2008 added $340,000 and $973,000, respectively, to the property management expenses category in the three and nine months ended January 31, 2009. Property management expenses at stabilized properties increased by $853,000 and $1.5 million for the three and nine months ended January 31, 2009 compared to the three and nine months ended January 31, 2008. The increase in property management expense at stabilized properties is primarily due to an increase in bad debt provision in our commercial medical segment, as a result of write-offs at our Fox River and Stevens Point projects, discussed above.

Property management expense by reportable segment for the three months and nine months ended January 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$2,299	$940	$1,400	$115	$229	$4,983
2008	$2,268	$969	$340	$99	$114	$3,790
Change	$31	$(29)	$1,060	$16	$115	$1,193
% change	1.4%	(3.0%)	311.8%	16.2%	100.9%	31.5%

Stabilized	$(38)	$(43)	$817	$2	$115	$853
Non-stabilized	$69	$14	$243	$14	$0	$340
Change	$31	$(29)	$1,060	$16	$115	$1,193

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$6,766	$2,775	$3,215	$327	$671	$13,754
2008	$6,717	$2,850	$1,088	$262	$381	$11,298
Change	$49	$(75)	$2,127	$65	$290	$2,456
% change	0.7%	(2.6%)	195.5%	24.8%	76.1%	21.7%

Stabilized	$(105)	$(122)	$1,415	$5	$290	$1,483
Non-stabilized	$154	$47	$712	$60	$0	$973
Change	$49	$(75)	$2,127	$65	$290	$2,456

FACTORS IMPACTING NET INCOME

Although revenue and net operating income increased during the three and nine months period ended January 31, 2009 compared to the three and nine months period ended January 31, 2008, net income available to common shareholders decreased by approximately $1.6 million and $2.5 million to $785,000 and $4.5 million, for the three months and nine months ended January 31, 2009, compared to $2.4 million and $7.0 million for the three months and nine months ended January 31, 2008.  The decrease in net income is due in part to an increase in operating expenses and to a lesser degree an increase in interest expense, depreciation on newly acquired non-stabilized properties and amortization expense related to in-place leases in the three months and nine months ended January 31, 2009 compared to the three months and nine months ended January 31, 2008.  Additionally, an increase in vacancy rates in our portfolio and associated operating costs for the vacant space unreimbursed by tenants, combined with the increases in property operating expenses and real estate taxes detailed above, as well as the following factors, impacted net income in the third quarter of fiscal year 2009:

•
Increased Interest Expense.  Our mortgage interest expense increased approximately $1.5 million, or 9.5%, to approximately $17.1 million during the third quarter of fiscal year 2009, compared to $15.6 million in the third quarter of fiscal year 2008.  Mortgage interest expense increased approximately $4.8 million, or 10.5%, to approximately $51.1 million during the nine months ended January 31, 2009, compared to $46.3 million during the nine months ended January 31, 2008. The increase in mortgage interest expense is due to properties newly acquired in fiscal years 2009 and 2008. Our overall weighted average interest rate on all outstanding mortgage debt was 6.34% as of January 31, 2009 and 6.44% as of January 31, 2008.  Our mortgage debt on January 31, 2009 increased approximately $4.3 million, or 0.4% from April 30, 2008.

Mortgage interest expense by reportable segment for the three months and nine months ended January 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$4,982	$5,956	$4,247	$951	$984	$17,120
2008	$4,923	$5,823	$2,900	$925	$1,057	$15,628
Change	$59	$133	$1,347	$26	$(73)	$1,492
% change	1.2%	2.3%	46.4%	2.8%	(6.9%)	9.5%

Stabilized	$(109)	$(52)	$270	$(27)	$(73)	$9
Non-stabilized	$168	$185	$1,077	$53	$0	$1,483
Change	$59	$133	$1,347	$26	$(73)	$1,492

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$14,749	$17,803	$12,717	$2,841	$2,986	$51,096
2008	$14,702	$17,331	$8,546	$2,566	$3,113	$46,258
Change	$47	$472	$4,171	$275	$(127)	$4,838
% change	0.3%	2.7%	48.8%	10.7%	(4.1%)	10.5%

Stabilized	$(263)	$(46)	$980	$(90)	$(127)	$454
Non-stabilized	$310	$518	$3,191	$365	$0	$4,384
Change	$47	$472	$4,171	$275	$(127)	$4,838

In addition to IRET’s mortgage interest, the Company incurs interest expense for lines of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest.  For the three months ended January 31, 2009 and 2008 these amounts were $221,000 and $212,000, respectively, for a total Interest Expense for the three months ended January 31, 2009 of $17.3 million and $15.8 million, respectively.  For the nine months ended January 31, 2009 and 2008, these amounts were $211,000 and $711,000 respectively for a total Interest Expense for the nine months ended January 31, 2009 of $51.3 million and $47.0 million respectively.

•
Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease.  Amortization expense related to in-place leases totaled $2.9 million in the third quarter of fiscal year 2009, compared to $2.3 million in the third quarter of fiscal year 2008. For the nine months ended January 31, 2009, amortization expense related to in-place leases totaled $8.2 million compared to $7.3 million for the nine months ended January 31, 2008.

CREDIT RISK

The following table lists our top ten commercial tenants on January 31, 2009, for all commercial properties owned by us.

Lessee	% of Total Commercial Segments’ Minimum Rents as of January 31, 2009
Affiliates of Edgewood Vista	10.6%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health	2.3%
Applied Underwriters	2.3%
Best Buy Co., Inc. (NYSE: BBY)	2.0%
UGS Corp.	1.6%
HealthEast Care System	1.6%
Microsoft (NASDAQ: MSFT)	1.5%
Smurfit - Stone Container (NASDAQ: SSCC)[1]	1.5%
Arcadis Corporate Services (NASDAQ: AFCAF)	1.4%
All Others	71.7%
Total Monthly Commercial Rent as of January 31, 2009	100.0%
(1)	Smurfit – Stone Container has filed bankruptcy under Chapter 11 of the Bankruptcy Code. See page 18 for additional information.

PROPERTY ACQUISITIONS AND DEVELOPMENT PROJECTS PLACED IN SERVICE

During the third quarter of fiscal year 2009, IRET acquired an approximately 69,984 square foot office/warehouse property located in Minnetonka, Minnesota, for a purchase price of $4.0 million, consisting of $3.0 million in cash and the balance payable under a promissory note with a ten-year term, at 6% interest.  An affiliate of the seller is leasing the property on a triple-net basis for ten years.  If the tenant defaults in the initial term of the lease, the then-current balance of the promissory note is forfeited to the Company.  The Company had no dispositions in the third quarter of fiscal year 2009.

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

Also during the second quarter of fiscal year 2009, IRET completed the remaining interior work and tenant improvements in its approximately 31,643 square foot addition to the Company’s Southdale Medical Building in Edina, Minnesota.  The cost of the expansion project was approximately $6.8 million, excluding relocation, tenant improvement and leasing costs incurred to relocate tenants in the existing facility.  Additionally, during the second quarter of fiscal year 2009, IRET completed construction of an approximately 56,239 square foot medical office building and adjoining parking ramp next to the Company’s existing five-story medical office building located at 2828 Chicago Avenue in Minneapolis, Minnesota.  The new medical office building and adjoining parking ramp cost approximately $12.8 million to construct.

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

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions during the nine months ended January 31, 2009.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2009 AND 2008

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

FFO applicable to common shares and Units for the three months ended January 31, 2009 decreased to $15.5 million, compared to $15.7 million, for the comparable period ended January 31, 2008, a decrease of 1.3%. FFO applicable to common shares and units for the nine months ended January 31, 2009, increased to $48.0 million, compared to $47.1 million, for the comparable period ended January 31, 2008, an increase of 1.9%.

RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended January 31,	2009			2008
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$1,378			$2,983
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	785	58,832	$.02	2,390	55,304	$.04
Adjustments:
Minority interest in earnings of Unitholders	284	21,206		858	20,451
Depreciation and amortization(1)	14,454			12,456
(Gains)/loss on depreciable property sales	0			(2)
Funds from operations applicable to common shares and Units	$15,523	80,038	$.19	$15,702	75,755	$.21

	(in thousands, except per share amounts)
Nine Months Ended January 31,	2009			2008
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$6,259			$8,800
Less dividends to preferred shareholders	(1,779)			(1,779)
Net income available to common shareholders	4,480	58,373	$.08	7,021	51,214	$.14
Adjustments:
Minority interest in earnings of Unitholders	1,631	21,269		2,704	20,406
Depreciation and amortization(4)	41,935			37,393
(Gains)/loss on depreciable property sales	(54)			(4)
Funds from operations applicable to common shares and Units	$47,992	79,642	$.60	$47,114	71,620	$.66
(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $14,550 and $12,508, and depreciation/amortization from Discontinued Operations of $0 and $13, less corporate-related depreciation and amortization on office equipment and other assets of $96 and $65, for the three months ended January 31, 2009 and 2008, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments  and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $42,276 and $37,544, and depreciation/amortization from Discontinued Operations of $0 and $42, less corporate-related depreciation and amortization on office equipment and other assets of $341 and $193, for the nine months ended January 31, 2009 and 2008, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2009 and 2008:

Month	Fiscal Year 2009	Fiscal Year 2008
July	$.1685	$.1665
October	.1690	.1670
January	.1695	.1675
Total	$.5070	$.5010

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company’s principal liquidity demands are distributions to the holders of the Company’s common and preferred shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development, tenant improvements and debt repayments.

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial and residential real estate markets have experienced significant challenges during calendar year 2008, continuing into 2009, including reduced occupancies and rental rates as well as severe restrictions on the availability of financing.  In the event of further deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

SOURCES AND USES OF CASH

Continued and increasing stresses in the United States economy, and ongoing turmoil in the credit markets, have resulted in heightened uncertainty regarding the prospects for the continued availability of financing to the commercial real estate sector.  In IRET’s recent experience, while loan terms, underwriting standards and interest rate spreads have changed significantly compared to the last five years, they are still within or close to historical norms.  During the third quarter  of fiscal year 2009 and subsequently to date, IRET has been able to place debt at our target leverage levels and on rates and terms equal to or below our current weighted average.

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

As of January 31, 2009, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $14.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. As of January 31, 2009, the Company had an outstanding balance of $3.0 million at First Western Bank and $4.0 million at First International Bank and Trust. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate, (2) 175 basis points below the Prime Rate as published in the Wall Street Journal with a floor of 5.25% and a ceiling of 8.25%, and (3) Wall Street Journal prime rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in September 2009, December 2011 and December 2009, respectively.  The Company expects to renew these lines of credit prior to their expiration. In addition to these three lines of credit, the Company also has a fully-drawn $5 million line of credit maturing in November 2009 with Dacotah Bank in Minot, North Dakota.  Of this $5 million, the Company includes $3.5 million in mortgages payable on the Company’s balance sheet, as secured by four small apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the third quarter of fiscal year 2009, there were no Units issued in connection with property acquisitions. In the third quarter of fiscal year 2008, approximately 482,000 Units, valued at issuance at $4.9 million, were issued in connection with the Company’s acquisition of two properties.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount of 5% from the market price. During the third quarter of fiscal year 2009, the Company issued approximately 310,000 common shares under its DRIP, with a total value of $2.9 million.

Cash and cash equivalents on January 31, 2009 totaled $31.0 million, compared to $76.4 million on January 31, 2008, a decrease of $45.4 million. Net cash used for investing activities decreased by $14.8 million, primarily due to less cash used for acquisitions compared to the nine months ended January 31, 2008; and net cash provided by financing activities decreased by $69.3 million primarily due to low proceeds from sale of common shares compared to the nine months ended January 31, 2008.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $4.3 million as of January 31, 2009, compared to April 30, 2008, due to new debt placed on new and existing properties. As of January 31, 2009, approximately 98.6% of the Company’s $1.1 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of January 31, 2009, the weighted average rate of interest on the Company’s mortgage debt was 6.34%, compared to 6.37% on April 30, 2008.

Property Owned. Property owned increased to $1.7 billion at January 31, 2009 from $1.6 billion at April 30, 2008. The increase resulted primarily from the acquisition of the additional investment properties as described above in the “Property Acquisitions and Developments Projects Placed In Service” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2009 were $31.0 million, compared to $53.5 million on April 30, 2008.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was approximately $420,000 on January 31, 2009 and on April 30, 2008. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. The issuance of additional limited partnership units to acquire interests in real estate, net of Units converted to common shares, resulted in the outstanding units in the Operating Partnership remaining at 21.2 million Units at January 31, 2009 compared to April 31, 2008.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2009 totaled 59.1 million, compared to 57.7 million outstanding on April 30, 2008. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 990,000 common shares issued during the nine months ended January 31, 2009, for total value of $9.5 million. Conversions of approximately 400,000 UPREIT Units to common shares, for a total of $2.7 million in shareholders’ equity also increased the Company’s common shares of beneficial interest outstanding during the nine months ended January 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 98.6% of our debt, as of January 31, 2009 (98.9% as of April 30, 2008), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the third quarter of fiscal year 2009 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2009, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Fixed Rate	$6,871	$148,735	$103,243	$110,138	$47,287	$637,253	$1,053,527
Variable Rate	111	2,945	470	495	5,097	5,482	14,600
							$1,068,127

	Future Interest Payments (in thousands)
Long Term Debt	Remaining Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
Fixed Rate	$17,958	$62,283	$53,710	$44,862	$39,867	$158,750	$377,430
Variable Rate	20	696	633	608	496	2,351	4,804
							$382,234

The weighted average interest rate on our debt as of January 31, 2009, was 6.34%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $14.6 million of variable rate indebtedness would increase our annual interest expense by $146,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2009, such disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Important factors that could cause our actual results to be materially different from expectations expressed in forward-looking statements include the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, as well as the following risk factors:

If the current global economic crisis worsens or continues in the long-term, our business, results of operations, cash flows and financial condition could be adversely affected. What began initially as a “subprime” mortgage crisis has turned into an extraordinary United States and worldwide structural economic and financial crisis.  Over the past twelve to eighteen months, many factors have contributed to diminish expectations for the U.S. and global economy and increase market volatility for publicly-traded securities.  These factors include the cost and availability of credit, limited liquidity in the U.S. home mortgage market, declining real estate fundamentals and market valuations, declining business and consumer confidence, and increased unemployment.  These conditions have combined to create an unprecedented level of market volatility, and have also caused a significant decline in available credit from financial institutions and other lenders.  This difficult operating environment may adversely affect our tenants, key vendors and contractors, and our own financial condition, results of operations, ability to fund our acquisition activities and tenant improvements and to refinance debt, and our access to capital.  If we are not able to attract financing on satisfactory terms and we do not have sufficient operating cash flow to meet our normal business obligations, we may need to find alternative ways to increase liquidity, including, without limitation, divesting properties whether or not they otherwise meet our long-term strategic goals; issuing and selling debt and equity securities in public or private transactions under less than optimal terms; entering into leases with our tenants at lower rental rates or less than optimal terms; and entering into lease renewals with our existing tenants without an increase in rental rates.

Volatility in capital and credit markets could adversely affect us. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  If current levels of market disruptions and volatility continue or worsen, we may not be able to obtain new debt financing or refinance our existing debt on favorable terms or at all, which would adversely affect our liquidity and our ability to make distributions to shareholders and unitholders.  Additionally, this market turmoil and tightening of credit have led to a significant deterioration in consumer confidence and a widespread reduction of business activity generally, which have adversely affected us and may continue to adversely affect us, including our ability to acquire and dispose of assets.

We could be negatively affected by the condition of Fannie Mae and Freddie Mac.  Fannie Mae and Freddie Mac are major sources of financing for multi-family rental real estate.  We and other companies that own multi-family residential properties depend heavily on Fannie Mae and Freddie Mac for financing.  In September 2008, the U.S. government assumed control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the recently-created Federal Housing Finance

Agency.  The U.S. government has not determined which of Fannie Mae’s and Freddie Mac’s businesses to retain and which to dissolve.  A decision by the government to reduce Fannie Mae’s or Freddie Mac’s acquisitions of apartment loans could adversely affect interest rates, capital availability and the development of multi-family communities.  Governmental actions could also make it easier for individuals to finance loans for single-family homes, which would make renting a less attractive option and adversely affect our occupancy rates.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal year 2009, the Company issued an aggregate of 30,222 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

In December 2008, the Compensation Committee of the Board of Trustees approved the annual base salaries (effective January 1, 2009) of the Company’s executive officers.  In view of worsening global economic conditions and the Company’s commitment to cost-containment, Compensation Committee decided to freeze the salaries of the three most highly paid executives at 2008 levels.  A table setting forth the annual base salary levels for the Company’s executive officers (those identified as “named executive officers” in the Company’s proxy statement for its 2008 Annual Meeting of Shareholders) for calendar years 2009 and 2008 is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

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

Date: March 12, 2009