Form 10-K
INVESTORS REAL ESTATE TRUST
filed 2009-07-14
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-14851

Investors Real Estate Trust
(Exact name of Registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3015 16th Street SW, Suite 100
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

2009 Annual Report

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

☐	Yes	☐	No

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

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates (i.e., by persons other than officers and trustees of the Registrant as reflected in the table in Item 12 of this Form 10-K, incorporated by reference from the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders) was $561,436,684 based on the last reported sale price on the NASDAQ Global Select Market on October 31, 2008.

The number of common shares of beneficial interest outstanding as of June 30, 2009, was 63,460,743.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on September 15, 2009 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2009 Annual Report

INVESTORS REAL ESTATE TRUST

2009 Annual Report 3

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

•	the economic health of our commercial tenants;

•	market rental conditions, including occupancy levels and rental rates, for multi-family residential and commercial properties;

•	our ability to identify and secure additional multi-family residential and commercial properties that meet our criteria for investment;

•	the level and volatility of prevailing market interest rates and the pricing of our common shares of beneficial interest;

•	financing risks, such as our inability to obtain debt or equity financing on favorable terms, or at all;

•	compliance with applicable laws, including those concerning the environment and access by persons with disabilities; and

•	the availability and cost of casualty insurance for losses.

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

2009 Annual Report 4

Index

PART I

Item 1. Business

Overview

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised equity Real Estate Investment Trust (“REIT”) organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations through our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial office, medical, industrial and retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the twelve months ended April 30, 2009, our real estate investments in these two states accounted for 68.5% of our total gross revenue. Our principal executive offices are located in Minot, North Dakota. We also have an office in Minneapolis, Minnesota, and property management offices in Omaha, Nebraska; Kansas City, Kansas; St. Louis, Missouri and Jamestown, North Dakota.

We seek to diversify our investments among multi-family residential and office, medical, industrial and retail properties. As of April 30, 2009, our real estate portfolio consisted of:

•	77 multi-family residential properties, containing 9,645 apartment units and having a total real estate investment amount net of accumulated depreciation of $426.8 million;

•	67 office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $498.6 million;

•
49 medical properties (including senior housing) containing approximately 2.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $345.9 million;

•	18 industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $95.2 million; and

•	33 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $100.2 million.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2009, no single tenant accounted for more than 10% of our total rental revenues.

Structure

We were organized as a REIT under the laws of North Dakota on July 31, 1970.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted all of our daily business operations through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2009, IRET, Inc. owned a 74.3% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

2009 Annual Report 5

Index

Investment Strategy and Policies

Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties.

We generally use available cash or short-term floating rate debt to acquire real estate. We then replace such cash or short-term floating rate debt with fixed-rate secured debt. In appropriate circumstances, we also may acquire one or more properties in exchange for our common shares of beneficial interest (“common shares”) or for limited partnership units of IRET Properties (“limited partnership units” or “UPREIT Units”), which are convertible, after the expiration of a minimum holding period of one year, into cash or, at our sole discretion, into our common shares on a one-to-one basis.

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

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders.  As of April 30, 2008 and 2009, we had no junior mortgages outstanding.  We had two contracts for deed outstanding as of April 30, 2008, with a combined balance of

2009 Annual Report 6

Index

approximately $541,000, net of reserves, due to us. We had one contract for deed outstanding as of April 30, 2009, with a balance of approximately $160,000, net of reserves, due to us.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Policies With Respect to Certain of Our Activities

Our current policies as they pertain to certain of our activities are described as follows:

Cash distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. We intend to continue our policy of making cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. We have increased our cash distributions every year since our inception 39 years ago and every quarter since 1988.

Issuing senior securities. On April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2009, our ratio of total real estate mortgages to total real estate assets was 72.7% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 141.8%.

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

	(in thousands)
	2009	2008	2007
Limited partnership units issued	362	2,309	6,705
Value at issuance	$3,730	$22,931	$62,427

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

2009 Annual Report 7

Index

Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

During fiscal year 2009, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders, upon request, and except for the redemption for cash of 15,758 limited partnership units from a limited partner of the Operating Partnership.

To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Our mortgage loans receivables (including contracts for deed), net of reserves, totaled approximately $160,000 as of April 30, 2009, and $541,000 as of April 30, 2008.

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

Our Executive Officers

Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2009.

Name	Age	Title
Thomas A. Wentz, Sr.	73	President and Chief Executive Officer
Timothy P. Mihalick	50	Senior Vice President and Chief Operating Officer
Thomas A. Wentz, Jr.	43	Senior Vice President
Diane K. Bryantt	45	Senior Vice President and Chief Financial Officer
Michael A. Bosh	38	Secretary and General Counsel

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

2009 Annual Report 8

Index

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

Employees

As of April 30, 2009, we had 81 employees.

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

2009 Annual Report 9

Index

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

Website and Available Information

Our internet address is www.iret.com. We make available, free of charge, through the “SEC filings” tab under the Investors/Financial Reporting section of our website, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Current copies of our Code of Conduct, Code of Ethics for Senior Financial Officers, and Charters for the Audit, Compensation, Executive and Nominating Committees of our Board of Trustees are also available on our website under the heading “Corporate Governance” in the Investors/Corporate Profile section of our website. Copies of these documents are also available to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our internet website does not constitute part of this Annual Report on Form 10-K.

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

2009 Annual Report 10

Index

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

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.  Recent market and economic conditions have been challenging with tighter credit conditions through the end of 2008 and continuing in 2009.  Continued concerns about the availability and cost of credit, the U.S. mortgage market, inflation, unemployment levels, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  The commercial real estate sector in particular has been negatively affected by these recent market and economic conditions.  These conditions may result in our tenants delaying lease commencements, requesting rent reductions, declining to extend or renew leases upon expiration and/or renewing at lower rates. These conditions also have forced some weaker tenants, in some cases, to declare bankruptcy and/or vacate leased premises. We may be unable to re-lease vacated space at attractive rents or at all.  We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist.  The continuation and/or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay distributions and repay debt.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.  We depend on the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) for financing for the majority of our multi-family residential properties.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States.  Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruptions, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these GSEs and the financial markets generally.  In September 2008 Fannie Mae and Freddie Mac were placed in federal conservatorship.  The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market.   It is possible that each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the multi-family residential mortgage market.  The effect of the actions taken by the U.S. Government remains uncertain, and the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the credit available for financing multi-family residential properties.  The loss or reduction of this important source of credit would be likely to result in higher loan costs for us, and could result in inability to borrow or refinance maturing debt, all of which could materially adversely affect our business, operations and financial condition.

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

2009 Annual Report 11

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

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2009, we received approximately 68.5% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.  We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2009, approximately 1.1 million square feet, or 9.0% of our total commercial property square footage, was vacant. Approximately 688 of our 9,645 apartment units, or 7.1%, were vacant. As of April 30, 2009, leases covering approximately 7.8% of our total commercial segments net rentable square footage will expire in fiscal year 2010, 18.1% in fiscal year 2011, 11.7% in fiscal year 2012, 7.3% in fiscal year 2013, and 6.9% in fiscal year 2014.

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

2009 Annual Report 12

Index

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

Inability to manage rapid growth effectively may adversely affect our operating results. We have experienced significant growth at various times in the past; for example, we increased our total assets from approximately $1.4 billion at April 30, 2007, to $1.6 billion at April 30, 2009, principally through the acquisition of additional real estate properties. Subject to our continued ability to raise equity capital and issue limited partnership units of IRET Properties and identify suitable investment properties, we intend to continue our acquisition of real estate properties. Effective management of rapid growth presents challenges, including:

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

An inability to make accretive property acquisitions may adversely affect our ability to increase our net income. From our fiscal year ended April 30, 2006, to our fiscal year ended April 30, 2009, our net income decreased from $11.6 million to $8.5 million.  The acquisition of additional real estate properties is critical to our ability to increase our net income.  If we are unable to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment or unavailability of capital, our ability to increase our net income may be materially and adversely affected.

High leverage on our overall portfolio may result in losses. As of April 30, 2009, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 141.8%. As of April 30, 2008 and 2007, our percentage of total indebtedness to total Net Assets was approximately 143.8% and 149.6%, respectively. Under our Bylaws we may increase our total indebtedness up to

2009 Annual Report 13

Index

300.0% of our Net Assets, or by an additional approximately $1.2 billion. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our board of trustees and disclosed to the holders of our securities in the next quarterly report, along with justification for any excess.

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

Our inability to renew, repay or refinance our debt may result in losses. We incur a significant amount of debt in the ordinary course of our business and in connection with acquisitions of real properties. In addition, because we have a limited ability to retain earnings as a result of the REIT distribution requirements, we will generally be required to refinance debt that matures with additional debt or equity.  We are subject to the normal risks associated with debt financing, including the risk that:

•	our cash flow will be insufficient to meet required payments of principal and interest;

•	we will not be able to renew, refinance or repay our indebtedness when due; and

•	the terms of any renewal or refinancing will be less favorable than the terms of our current indebtedness.

These risks increase when credit markets are tight, as they are now; in general, when the credit markets are constrained, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions, and the terms of such financing or refinancing are likely to be less favorable to us than the terms of our current indebtedness.

We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity.  Therefore, we are likely to need to refinance a significant portion of our outstanding debt as it matures.  We cannot guarantee that any refinancing of debt with other debt will be possible on terms that are favorable or acceptable to us.  If we cannot refinance, extend or pay principal payments due at maturity with the proceeds of other capital transactions, such as new equity capital, our cash flows may not be sufficient in all years to repay debt as it matures.  Additionally, if we are unable to refinance our indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more of our properties on disadvantageous terms, which may result in losses to us. These losses could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

As of April 30, 2009, approximately 13.1% of our mortgage debt is due for repayment in fiscal year 2010.  As of April 30, 2009, we had approximately $140.5 million of principal payments and approximately $63.9 million of interest payments due in fiscal year 2010 on fixed and variable-rate mortgages secured by our real estate.

The cost of our indebtedness may increase. Portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis.  Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.  In addition, we have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2009, $9.6 million, or approximately 0.9%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements.  If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.  We depend on distributions and other payments from our subsidiaries that they may be prohibited from making to us, which could impair our ability to make distributions to holders of our shares of beneficial interest.  Substantially all of our assets are held through IRET Properties, our operating partnership, and other of our subsidiaries. As a

2009 Annual Report  14

Index

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

We have significant investments in medical properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty medical properties (including senior housing) and may acquire more in the future. As of April 30, 2009, our real estate portfolio consisted of 49 medical properties, with a total real estate investment amount, net of accumulated depreciation, of $345.9 million, or approximately 23.6% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio.  The healthcare industry is currently experiencing changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our medical property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants.  These factors may adversely affect the economic performance of some or all of our medical services tenants and, in turn, our lease revenues.  The American Reinvestment and Recovery Act of 2009, which was signed into law on February 17, 2009, provides $87 billion in additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and December 31, 2010. Under this Act, states meeting certain eligibility requirements will temporarily receive additional money in the form of an increase in the federal medical assistance percentage (FMAP). Thus, for a limited period of time, the share of Medicaid costs that are paid for by the federal government will go up, and each state’s share will go down. We cannot predict whether states are, or will remain, eligible to receive the additional federal Medicaid funding, or whether the states will have sufficient funds for their Medicaid programs. We also cannot predict the impact that this broad-based, far-reaching legislation will have on the U.S. economy or our business. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

Adverse changes in applicable laws may affect our potential liabilities relating to our properties and operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to all tenants in the form of higher rents. As a result, any increase may adversely affect our cash available for distribution, our ability

2009 Annual Report 15

Index

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

2009 Annual Report 16

Index

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

Risks Related to Our Structure and Organization

We may incur tax liabilities as a consequence of failing to qualify as a REIT. Although our management believes that we are organized and have operated and are operating in such a manner to qualify as a “real estate investment trust,” as that term is defined under the Internal Revenue Code, we may not in fact have operated, or may not be able to continue to operate, in a manner to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations.  Even a technical or inadvertent mistake could endanger our REIT status.  The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must come from certain passive sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers.  Thus, to the extent revenues from non-qualifying sources, such as income from third-party management services, represent more than five percent of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions contained in the Internal Revenue Code apply. Even if relief provisions apply, however, a tax would be imposed with respect to excess net income. We are also required to make distributions to the holders of our securities of at least 90% of our REIT taxable income, excluding net capital gains.  The fact that we hold substantially all of our assets (except for qualified REIT subsidiaries) through IRET Properties, our operating partnership, and its subsidiaries, and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicates the application of the REIT requirements for us.  Additionally, if IRET Properties, our operating partnership, or one or more of our subsidiaries is determined to be taxable as a corporation, we may fail to qualify as a REIT. Either our failure to qualify as a REIT, for any reason, or the imposition of taxes on excess net income from non-qualifying sources, could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Furthermore, new legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.

If we failed to qualify as a REIT, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which would likely have a material adverse effect on

2009 Annual Report 17

Index

us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, we could be subject to increased state and local taxes, and, unless entitled to relief under applicable statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification. This treatment would reduce funds available for investment or distributions to the holders of our securities because of the additional tax liability to us for the year or years involved. In addition, we would no longer be able to deduct, and would not be required to make, distributions to holders of our securities. To the extent that distributions to the holders of our securities had been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax.

Failure of our operating partnership to qualify as a partnership would have a material adverse effect on us.  We believe that IRET Properties, our operating partnership, qualifies as a partnership for federal income tax purposes.  No assurance can be given, however, that the Internal Revenue Service will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge.  If the Internal Revenue Service were to be successful in treating IRET Properties as an entity that is taxable as a corporation (such as a publicly-traded partnership taxable as a corporation), we would cease to qualify as a REIT because the value of our ownership interest in IRET Properties would exceed 5% of our assets, and because we would be considered to hold more than 10% of the voting securities and value of the outstanding securities of another corporation.  Also, the imposition of a corporate tax on IRET Properties would reduce significantly the amount of cash available for distribution by it.

Certain provisions of our Articles of Amendment and Third Restated Declaration of Trust may limit a change in control and deter a takeover. In order to maintain our qualification as a REIT, our Third Restated Declaration of Trust provides that any transaction, other than a transaction entered into through the NASDAQ National Market, (renamed the NASDAQ Global Market), or other similar exchange, that would result in our disqualification as a REIT under Section 856 of the Internal Revenue Code, including any transaction that would result in (i) a person owning in excess of the ownership limit of 9.8%, in number or value, of our outstanding securities, (ii) less than 100 people owning our securities, (iii) our being “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, or (iv) 50% or more of the fair market value of our securities being held by persons other than “United States persons,” as defined in Section 7701(a)(30) of the Internal Revenue Code, will be void ab initio. If the transaction is not void ab initio, then the securities in excess of the ownership limit, that would cause us to be closely held, that would result in 50% or more of the fair market value of our securities to be held by persons other than United States persons or that otherwise would result in our disqualification as a REIT, will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our board of trustees. These limitations may have the effect of preventing a change in control or takeover of us by a third party, even if the change in control or takeover would be in the best interests of the holders of our securities.

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

Complying with REIT requirements may force us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.  To qualify and maintain our status as a REIT, we must satisfy certain requirements with respect to the character of our assets.  If we fail to comply with these requirements at the end of any quarter, we must correct such failure within 30 days after the end of the quarter (by, possibly, selling asses not withstanding

2009 Annual Report 18

Index

their prospects as an investment) to avoid losing our REIT status.  If we fail to comply with these requirements at the end of any quarter, and the failure exceeds a minimum threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the IRS describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.  As a result, compliance with the REIT requirements may require us to liquidate or forego otherwise attractive investments.  These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.  Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted a a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes.  Any of these taxes would decrease cash available for distribution to our shareholders.  In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may in the future hold some of our assets through a taxable REIT subsidiary.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.  At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended.  Any of those new laws or interpretations may take effect retroactively and could adversely affect us or the market price of our common shares of beneficial interest.

The U.S. federal income tax laws governing REITs are complex.  We intend to operate in a manner that will qualify us as a REIT under the U.S. federal income tax laws.  The REIT qualification requirements are extremely complex, however, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so we can continue to qualify as a REIT.  At any time, new laws, interpretations, or court decisions may change the federal tax laws or the U.S. federal income tax consequences of our qualification as a REIT.

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

2009 Annual Report 19

Index

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

Our distributions are not eligible for the lower tax rate on dividends except in limited situations.  The tax rate applicable to qualifying corporate dividends received by shareholders taxed at individual rates prior to 2010 has been reduced to a maximum rate of 15%.  This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself had been taxed. As a result, distributions (other than capital gain distributions) paid by us to shareholders taxed at individual rates will generally be subject to the tax rates that are otherwise applicable to ordinary income which, currently, are as high as 35%.  Although the earnings of a REIT that are distributed to its shareholders are still generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, this law change may make an investment in our securities comparatively less attractive relative to an investment in the shares of other entities which pay dividends but are not formed as REITs.

Changes in market conditions could adversely affect the price of our securities. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our common shares, Series A preferred shares and any other securities to be issued in the future. These conditions include, but are not limited to:

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

Higher market interest rates may adversely affect the market price of our securities, and low trading volume on the NASDAQ Global Select Market may prevent the timely resale of our securities. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the NASDAQ Global Select Market, the daily trading volume of our shares may be lower than the trading volume for other companies.  The average daily trading volume for the period of May 1, 2008, through April 30, 2009, was 243,304 shares and the average monthly trading volume for the period of May 1, 2008 through April 30, 2009 was 5,105,451 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

Item 1B.  Unresolved Staff Comments

None.

2009 Annual Report 20

Index

Item 2. Properties

IRET is organized as a REIT under Section 856-858 of the Code, and is in the business of owning, leasing, developing and acquiring real estate properties. These real estate investments are managed by our own employees and by third-party professional real estate management companies on our behalf.

Certain financial information from fiscal 2008 and 2007 was adjusted to reflect the effects of discontinued operations. See the Property Dispositions section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the discussion in Note 12 to our Consolidated Financial Statements.

Total Real Estate Rental Revenue

As of April 30, 2009, our real estate portfolio consisted of 77 multi-family residential properties and 167 commercial properties, consisting of office, medical, industrial and retail properties, comprising 29.1%, 34.0%, 23.6%, 6.5%, and 6.8%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2009. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

Fiscal Year Ended April 30, (in thousands)	Multi-Family Residential Gross Revenue	%	Commercial Office Gross Revenue	%	Commercial Medical Gross Revenue	%	Commercial Industrial Gross Revenue	%	Commercial Retail Gross Revenue	%	Total Revenue
2009	$76,716	31.9%	$83,446	34.8%	$52,564	21.9%	$12,711	5.3%	$14,568	6.1%	$240,005
2008	$72,827	32.9%	$84,042	38.0%	$38,412	17.4%	$11,691	5.3%	$14,198	6.4%	$221,170
2007	$66,972	33.9%	$73,603	37.3%	$34,783	17.6%	$8,091	4.1%	$14,089	7.1%	$197,538

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

Segments	Stabilized Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2009	2008	2007	2009	2008	2007
Multi - Family Residential	93.9%	93.4%	93.2%	93.5%	92.7%	93.2%
Commercial - Office	88.9%	92.1%	90.8%	89.1%	92.1%	91.9%
Commercial - Medical	96.0%	95.6%	96.7%	95.7%	95.8%	96.7%
Commercial - Industrial	97.3%	96.8%	94.8%	97.8%	96.3%	95.1%
Commercial - Retail	87.1%	87.4%	89.3%	87.1%	87.4%	89.6%

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

2009 Annual Report 21

Index

Management and Leasing of Our Real Estate Assets

We conduct our operations from offices in Minot, North Dakota and Minneapolis, Minnesota.  We also have property management offices in Omaha, Nebraska; Kansas City, Kansas; St. Louis, Missouri and  Jamestown, North Dakota. The day-to-day management of our commercial properties is carried out by our own employees and by third-party property management companies. The management and leasing of our multi-family residential properties are generally handled by locally-based, third-party management companies.

In markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when for other reasons particular properties are in our judgment not attractive candidates for self-management, we utilize third-party professional management companies for day-to-day management.  However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and implemented by the third-party management companies.  As of April 30, 2009, we have under internal management 103 commercial properties.  Our remaining 64 commercial properties are managed by third parties.  We also internally manage two of our multi-family residential properties.  We plan to continue evaluating our portfolio to identify other commercial properties and multi-family properties that may be candidates for management by our own employees.

As of April 30, 2009, we had property management contracts and/or leasing agreements with the following companies:

Residential Management	Commercial Management and Leasing

• Builder’s Management & Investment Co., Inc.	• A & L Management Services, LLC
• ConAm Management Corporation	• AJB, Inc. dba Points West Realty Management
• Investors Management & Marketing, Inc.	• Balke Brown Associates, Inc.
• Illies Nohava Heinen Property Management, Inc.	• Bayport Properties US, Inc.
• Kahler Property Management	• BTO Development Corporation
• Paramark Corp.	• CB Richard Ellis, Inc.
• Cushman & Wakefield of Minnesota, Inc.
• Dakota Commercial and Development Co.
• Davis Real Estate Services Group
• DESCO Commercial, LLC., dba NAI Desco
• Duemelands Commercial LLLP
• Frauenshuh Companies
• Ferguson Property Management Services, L.C.
• Illies Nohava Heinen Property Management, Inc.
• Inland Companies, Inc.
• Northco Real Estate Services, LLC
• NorthMarq Real Estate Brokerage LLC
• Pacific Realty Commercial LLC dba Grubb & Ellis/Pacific Realty
• Paramount Real Estate Corporation
• Red Brokerage LLC
• Thornton Oliver Keller, Commercial, LLC
• Turley Martin Tucker Company, Inc. dba Colliers Turley Martin Tucker Company
• United Properties, LLC
• Vector Property Services, LLC
• Welsh Companies, LLC
• Winbury Realty of K.C.

Generally, our management contracts provide for compensation ranging from 1.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less or upon the property manager’s failure to meet certain specified financial performance goals.

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

2009 Annual Report 22

Index

Summary of Real Estate Investment Portfolio

As of April 30, (in thousands)	2009	%	2008	%	2007	%
Real estate investments
Property owned	$1,729,585		$1,648,259		$1,489,287
Less accumulated depreciation	(262,871)		(219,379)		(180,544)
	$1,466,714	99.6%	$1,428,880	98.1%	$1,308,743	99.4%
Development in progress	0	0.0%	22,856	1.6%	3,498	0.3%
Unimproved land	5,701	0.4%	3,901	0.3%	3,894	0.3%
Mortgage loans receivable	160	0.0%	541	0.0%	399	0.0%
Total real estate investments	$1,472,575	100.0%	$1,456,178	100.0%	$1,316,534	100.0%

Summary of Individual Properties Owned as of April 30, 2009

The following table presents information regarding our 244 properties owned as of April 30, 2009. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Occupancy rates given are the average economic occupancy rates for the fiscal year ended April 30, 2009:

* = Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.
Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Fiscal 2009 Economic Occupancy

MULTI-FAMILY RESIDENTIAL
17 South Main Apartments - Minot, ND	4	$222	99.5%
401 South Main Apartments - Minot, ND	10	1,283	60.6%
Arbors Apartments - S Sioux City, NE	192	7,552	90.9%
Boulder Court - Eagan, MN	115	7,946	95.8%
Brookfield Village Apartments - Topeka, KS	160	7,981	95.4%
Candlelight Apartments - Fargo, ND	66	1,863	93.7%
Canyon Lake Apartments - Rapid City, SD	109	4,584	91.6%
Castle Rock - Billings, MT	165	6,828	93.9%
Chateau Apartments - Minot, ND	64	3,438	99.5%
Cimarron Hills - Omaha, NE	234	13,214	85.4%
Colonial Villa - Burnsville, MN	240	16,059	88.1%
Colton Heights Properties - Minot, ND	18	999	99.0%
Cottonwood Community - Bismarck, ND	268	20,614	93.5%
Country Meadows Community - Billings, MT	134	9,022	95.3%
Crestview Apartments - Bismarck, ND	152	5,331	97.9%
Crown Colony Apartments - Topeka, KS	220	12,028	92.6%
Dakota Hill At Valley Ranch - Irving, TX	504	39,707	91.7%
East Park Apartments - Sioux Falls, SD	84	3,047	90.7%
Evergreen Apartments - Isanti, MN	36	3,150	93.8%
Forest Park Estates - Grand Forks, ND	270	10,107	89.6%
Greenfield Apartments - Omaha, NE	96	4,931	97.5%
Heritage Manor - Rochester, MN	182	8,823	98.4%
Indian Hills Apartments - Sioux City, IA	120	5,639	80.5%
IRET Corporate Plaza Apartments - Minot, ND	71	16,955	54.2%
Jenner Properties - Grand Forks, ND	90	2,468	93.3%
Kirkwood Manor - Bismarck, ND	108	4,406	95.7%
Lancaster Place - St. Cloud, MN	84	3,909	78.8%
Legacy Community - Grand Forks, ND	358	27,671	97.1%
Magic City Apartments - Minot, ND	200	5,748	98.8%
Meadows Community - Jamestown, ND	81	6,084	99.7%

2009 Annual Report 23

Index

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Fiscal 2009 Economic Occupancy

MULTI-FAMILY RESIDENTIAL - continued
Minot 4th Street Apartments - Minot, ND	4	$89	100.0%
Minot 11th Street Apartments - Minot, ND	3	65	100.0%
Minot Fairmont Apartments - Minot, ND	12	367	100.0%
Minot Westridge Apartments - Minot, ND	33	1,971	99.4%
Miramont Apartments - Fort Collins, CO	210	15,442	95.4%
Monticello Apartments - Monticello, MN	60	4,533	94.1%
Neighborhood Apartments - Colorado Springs, CO	192	13,716	91.6%
North Pointe - Bismarck, ND	49	2,542	99.7%
Oakmont Apartments - Sioux Falls, SD	80	5,446	97.4%
Oakwood - Sioux Falls, SD	160	6,637	93.8%
Olympic Village - Billings, MT	274	13,149	97.9%
Olympik Village Apartments - Rochester, MN	140	7,571	95.2%
Oxbow - Sioux Falls, SD	120	5,682	96.5%
Park Meadows Community - Waite Park, MN	360	14,444	88.3%
Pebble Springs - Bismarck, ND	16	834	98.1%
Pinecone Apartments - Fort Collins, CO	195	14,376	94.2%
Pinehurst Apartments - Billings, MT	21	850	97.4%
Pointe West - Rapid City, SD	90	4,885	96.9%
Prairie Winds Apartments - Sioux Falls, SD	48	2,299	89.5%
Prairiewood Meadows - Fargo, ND	85	3,621	88.0%
Quarry Ridge Apartments - Rochester, MN	154	14,828	96.6%
Ridge Oaks - Sioux City, IA	132	5,752	91.1%
Rimrock Apartments - Billings, MT	78	4,262	98.1%
Rocky Meadows - Billings, MT	98	7,097	95.8%
Rum River Apartments - Isanti, MN	72	5,676	96.5%
SCSH Campus Center Apartments - St. Cloud, MN	90	2,677	90.7%
SCSH Campus Heights Apartments - St. Cloud, MN	49	753	62.6%
SCSH Campus Knoll I Apartments - St. Cloud, MN	71	1,811	86.0%
SCSH Campus Plaza Apartments - St. Cloud, MN	24	371	72.0%
SCSH Campus Side Apartments - St. Cloud, MN	48	744	86.2%
SCSH Campus View Apartments - St. Cloud, MN	48	735	87.3%
SCSH Cornerstone Apartments - St. Cloud, MN	24	377	90.3%
SCSH University Park Place Apartments - St. Cloud, MN	35	540	89.5%
Sherwood Apartments - Topeka, KS	300	17,744	98.4%
Southbrook & Mariposa - Topeka, KS	54	5,735	96.0%
South Pointe - Minot, ND	195	11,804	99.7%
Southview Apartments - Minot, ND	24	911	99.0%
Southwind Apartments - Grand Forks, ND	164	7,298	94.8%
Sunset Trail - Rochester, MN	146	14,991	97.1%
Sweetwater Properties - Grafton, ND	42	952	63.8%
Sycamore Village Apartments - Sioux Falls, SD	48	1,777	86.3%
Terrace On The Green - Moorhead, MN	116	3,287	92.7%
Thomasbrook Apartments - Lincoln, NE	240	10,611	89.1%
Valley Park Manor - Grand Forks, ND	168	6,242	91.3%
Village Green - Rochester, MN	36	2,883	95.6%
West Stonehill - Waite Park, MN	313	14,687	94.4%
Westwood Park - Bismarck, ND	64	2,817	96.8%
Winchester - Rochester, MN	115	7,328	95.3%
Woodridge Apartments - Rochester, MN	110	7,729	97.1%
TOTAL MULTI-FAMILY RESIDENTIAL	9,645	$542,547	93.5%

2009 Annual Report 24

Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2009 Economic Occupancy

OFFICE BUILDINGS
1st Avenue Building - Minot, ND	15,446	$694	35.5%
12 South Main - Minot, ND	10,126	393	0.0%
610 Business Center IV - Brooklyn Park, MN	78,190	9,403	100.0%
2030 Cliff Road - Eagan, MN	13,374	983	100.0%
7800 West Brown Deer Road - Milwaukee, WI	175,610	11,477	100.0%
American Corporate Center - Mendota Heights, MN	138,959	20,870	92.1%
Ameritrade - Omaha, NE	73,742	8,349	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,527	100.0%
Bismarck 715 East Broadway - Minot, ND	22,500	1,672	100.0%
Bloomington Business Plaza - Bloomington, MN	121,064	8,050	63.4%
Brenwood - Minnetonka, MN	176,789	16,793	78.4%
Brook Valley I - La Vista, NE	30,000	2,055	68.2%
Burnsville Bluffs II - Burnsville, MN	45,158	3,352	83.8%
Cold Spring Center - St. Cloud, MN	77,634	9,146	91.2%
Corporate Center West - Omaha, NE	141,724	21,405	100.0%
Crosstown Centre - Eden Prairie, MN	185,000	17,933	100.0%
Dewey Hill Business Center - Edina, MN	73,338	5,341	29.6%
Farnam Executive Center - Omaha, NE	94,832	13,592	100.0%
Flagship - Eden Prairie, MN	138,825	24,127	100.0%
Gateway Corporate Center - Woodbury, MN	59,827	9,489	100.0%
Golden Hills Office Center - Golden Valley, MN	190,758	24,202	97.6%
Great Plains - Fargo, ND	122,040	15,375	100.0%
Highlands Ranch - Highlands Ranch, CO	81,173	11,912	95.2%
Highlands Ranch I - Highlands Ranch, CO	71,430	10,630	100.0%
Interlachen Corporate Center - Edina, MN	105,084	16,819	10.7%
Intertech Building - Fenton, MO	64,607	6,099	90.9%
IRET Corporate Plaza - Minot, ND	50,360	6,317	0.0%
Mendota Office Center I - Mendota Heights, MN	59,852	7,337	89.0%
Mendota Office Center II - Mendota Heights, MN	88,398	12,472	72.8%
Mendota Office Center III - Mendota Heights, MN	60,776	6,813	90.2%
Mendota Office Center IV - Mendota Heights, MN	72,231	9,283	100.0%
Minnesota National Bank - Duluth, MN	17,108	1,745	100.0%
Miracle Hills One - Omaha, NE	83,448	12,665	95.9%
Nicollett VII - Burnsville, MN	118,125	7,444	79.6%
Northgate I - Maple Grove, MN	79,297	8,242	100.0%
Northgate II - Maple Grove, MN	26,000	2,445	100.0%
Northpark Corporate Center - Arden Hills, MN	146,087	17,551	83.8%
Pacific Hills - Omaha, NE	143,075	16,952	93.6%
Pillsbury Business Center - Bloomington, MN	42,220	1,906	49.2%
Plaza VII - Boise, ID	28,994	3,769	79.7%
Plymouth 5095 Nathan Lane - Plymouth, MN	20,528	1,897	100.0%
Plymouth I - Plymouth, MN	26,186	1,690	92.8%
Plymouth II - Plymouth, MN	26,186	1,671	100.0%
Plymouth III - Plymouth, MN	26,186	2,352	54.4%
Plymouth IV & V - Plymouth, MN	126,930	15,292	95.2%
Prairie Oak Business Center - Eden Prairie, MN	36,421	5,896	100.0%
Rapid City 900 Concourse Drive - Rapid City, SD	75,815	7,088	100.0%
Riverport - Maryland Heights, MO	122,567	20,885	100.0%
Southeast Tech Center - Eagan, MN	58,300	6,358	100.0%
Spring Valley IV - Omaha, NE	15,700	1,154	100.0%
Spring Valley V - Omaha, NE	24,171	1,558	62.5%
2009 Annual Report 25 Index
Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2009 Economic Occupancy

OFFICE BUILDINGS - continued
Spring Valley X - Omaha, NE	24,000	$1,232	75.3%
Spring Valley XI - Omaha, NE	24,000	1,265	100.0%
Superior Office Building - Duluth, MN	20,000	2,539	100.0%
TCA Building - Eagan, MN	103,640	9,928	86.3%
Three Paramount Plaza - Bloomington, MN	75,526	8,450	83.8%
Thresher Square - Minneapolis, MN	117,144	12,659	44.8%
Timberlands - Leawood, KS	90,388	14,859	78.2%
UHC Office - International Falls, MN	30,000	2,505	100.0%
US Bank Financial Center - Bloomington, MN	153,947	16,809	95.7%
Viromed - Eden Prairie, MN	48,700	4,864	100.0%
Wells Fargo Center - St Cloud, MN	86,192	10,052	94.8%
West River Business Park - Waite Park, MN	24,075	1,476	74.1%
Westgate - Boise, ID	103,342	12,237	100.0%
Whitewater Plaza - Minnetonka, MN	61,138	5,664	48.4%
Wirth Corporate Center - Golden Valley, MN	74,568	9,054	96.4%
Woodlands Plaza IV	61,820	5,502	79.9%
TOTAL OFFICE BUILDINGS	5,011,135	$571,565	89.1%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2009 Economic Occupancy

MEDICAL
2800 Medical Building - Minneapolis, MN	54,490	$8,676	92.3%
2828 Chicago Avenue - Minneapolis, MN	56,239	16,506	71.9%
Abbott Northwest - Sartell, MN*	59,760	12,653	95.7%
Airport Medical - Bloomington, MN*	24,218	4,678	100.0%
Barry Pointe Office Park - Kansas City, MO	18,502	2,845	87.8%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	53,466	8,609	100.0%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	36,199	5,850	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Eagan 1440 Duckwood Medical - Eagan, MN	17,640	2,587	100.0%
Edgewood Vista - Belgrade, MT	5,192	814	100.0%
Edgewood Vista - Billings, MT	11,800	1,882	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,740	100.0%
Edgewood Vista - Brainerd, MN	82,535	9,620	100.0%
Edgewood Vista - Columbus, NE	5,194	867	100.0%
Edgewood Vista - East Grand Forks, MN	18,488	1,642	100.0%
Edgewood Vista - Fargo, ND	168,801	21,843	100.0%
Edgewood Vista - Fremont, NE	6,042	588	100.0%
Edgewood Vista - Grand Island, NE	5,185	807	100.0%
Edgewood Vista - Hastings, NE	6,042	606	100.0%
Edgewood Vista - Hermantown I, MN	119,349	11,660	100.0%
Edgewood Vista - Hermantown II, MN	160,485	11,269	100.0%
Edgewood Vista - Kalispell, MT	5,895	624	100.0%
Edgewood Vista - Missoula, MT	10,150	999	100.0%
Edgewood Vista - Norfolk, NE	5,135	764	100.0%
Edgewood Vista - Omaha, NE	6,042	676	100.0%
Edgewood Vista - Sioux Falls, SD	11,800	1,289	100.0%
Edgewood Vista - Spearfish, SD	60,161	6,156	100.0%
Edgewood Vista - Virginia, MN	147,183	12,146	100.0%

2009 Annual Report 26

Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2009 Economic Occupancy

MEDICAL - continued
Edina 6363 France Medical - Edina, MN*	70,934	$12,695	82.0%
Edina 6405 France Medical - Edina, MN*	55,478	12,201	100.0%
Edina 6517 Drew Avenue - Edina, MN	12,140	1,537	100.0%
Edina 6525 France SMC II - Edina, MN	67,409	14,633	96.8%
Edina 6545 France SMC I - Edina, MN*	227,626	44,324	84.4%
Fox River Cottages - Grand Chute, WI	26,336	3,808	100.0%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN*	43,404	7,870	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,765	100.0%
Health East St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,602	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,294	12,180	94.3%
Mariner Clinic - Superior, WI*	28,928	3,788	100.0%
Minneapolis 701 25th Avenue Medical (Riverside) - Minneapolis, MN*	57,212	7,873	98.3%
Nebraska Orthopaedic Hospital - Omaha, NE*	61,758	20,512	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,952	100.0%
Pavilion I - Duluth, MN*	45,081	10,174	100.0%
Pavilion II - Duluth, MN	73,000	19,325	100.0%
Ritchie Medical Plaza - St Paul, MN	52,328	9,576	67.1%
St Michael Clinic - St Michael, MN	10,796	2,851	100.0%
Stevens Point - Stevens Point, WI	47,950	14,825	100.0%
Wells Clinic - Hibbing, MN	18,810	2,661	100.0%
TOTAL MEDICAL	2,355,911	$388,219	95.7%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2009 Economic Occupancy

INDUSTRIAL
API Building - Duluth, MN	35,000	$1,723	100.0%
Bloomington 2000 West 94th Street - Bloomington, MN	100,850	6,229	100.0%
Bodycote Industrial Building - Eden Prairie, MN	41,880	2,152	100.0%
Cedar Lake Business Center - St. Louis Park, MN	50,400	3,711	97.4%
Dixon Avenue Industrial Park - Des Moines, IA	604,886	13,181	91.6%
Eagan 2785 & 2795 Highway 55 - Eagan, MN	198,600	5,628	100.0%
Lexington Commerce Center - Eagan, MN	90,260	6,480	100.0%
Lighthouse - Duluth, MN	59,292	1,885	81.6%
Metal Improvement Company - New Brighton, MN	49,620	2,507	100.0%
Minnetonka 13600 County Road 62 - Minnetonka, MN	69,984	3,702	100.0%
Roseville 2929 Long Lake Road - Roseville, MN	172,057	10,712	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Stone Container - Roseville, MN	229,072	8,250	100.0%
Urbandale 3900 106th Street - Urbandale, IA	528,353	14,124	100.0%
Waconia Industrial Building - Waconia, MN	29,440	2,040	100.0%
Wilson's Leather - Brooklyn Park, MN	353,049	13,875	100.0%
Winsted Industrial Building - Winsted, MN	41,685	1,007	46.7%
Woodbury 1865 Woodland - Woodbury, MN	69,600	3,756	100.0%
TOTAL INDUSTRIAL	2,919,103	$108,103	97.8%

2009 Annual Report 27

Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2009 Economic Occupancy

RETAIL
17 South Main - Minot, ND	2,454	$287	100.0%
Anoka Strip Center - Anoka, MN	10,625	744	50.0%
Burnsville 1 Strip Center - Burnsville, MN	8,526	1,181	100.0%
Burnsville 2 Strip Center - Burnsville, MN	8,400	962	84.2%
Champlin South Pond - Champlin, MN	26,020	3,593	85.2%
Chan West Village – Chanhassen, MN	137,572	21,423	99.0%
Dakota West Plaza - Minot , ND	16,921	611	90.3%
Duluth Denfeld Retail - Duluth, MN	37,617	4,990	94.5%
Duluth NAPA - Duluth, MN	15,582	1,933	97.7%
Eagan Community - Eagan, MN	23,187	3,143	90.0%
East Grand Station - East Grand Forks, MN	16,103	1,694	100.0%
Fargo Express Community - Fargo, ND	34,226	1,813	81.2%
Forest Lake Auto - Forest Lake, MN	6,836	509	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,570	8,205	100.0%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,117	5,721	99.2%
Jamestown Buffalo Mall - Jamestown, ND	213,271	6,183	81.0%
Jamestown Business Center - Jamestown, ND	100,249	2,492	92.1%
Kalispell Retail Center - Kalispell, MT	52,000	3,473	100.0%
Kentwood Thomasville Furniture - Kentwood, MI	16,080	2,123	100.0%
Ladysmith Pamida - Ladysmith, WI	41,000	1,500	100.0%
Lakeville Strip Center - Lakeville, MN	9,488	1,971	97.2%
Livingston Pamida - Livingston, MT	41,200	1,800	100.0%
Minot Arrowhead - Minot, ND	77,912	8,268	99.2%
Minot Plaza - Minot, ND	10,843	608	100.0%
Monticello C Store - Monticello, MN	3,575	893	100.0%
Omaha Barnes & Noble - Omaha, NE	26,985	3,699	100.0%
Pine City C Store - Pine City, MN	4,800	442	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	3,356	67.5%
Rochester Maplewood Square - Rochester, MN	118,398	12,011	51.8%
St. Cloud Westgate - St. Cloud, MN	104,928	6,841	60.2%
Weston Retail - Weston, WI	25,644	1,681	75.0%
Weston Walgreens - Weston, WI	14,820	2,455	100.0%
TOTAL RETAIL	1,456,702	$119,151	87.1%
SUBTOTAL		$1,729,585

2009 Annual Report 25

Index

Property Name and Location		(in thousands) Investment (initial cost plus improvements)

UNIMPROVED LAND
Bismarck 2130 South 12th Street - Bismarck, ND		$587
Bismarck 700 East Main - Bismarck, ND		827
Eagan Unimproved Land - Eagan, MN		423
IRET Corporate Plaza Out-lot - Minot, ND		323
Kalispell Unimproved Land - Kalispell, MT		1,424
Monticello Unimproved Land - Monticello, MN		97
Quarry Ridge Unimproved Land - Rochester, MN		942
River Falls Unimproved Land - River Falls, WI		205
Thomasbrook 24 Units - Lincoln, NE		56
Urbandale Unimproved Land - Urbandale, IA		5
Weston Unimproved Land - Weston, WI		812
TOTAL UNIMPROVED LAND		$5,701

TOTAL UNITS – RESIDENTIAL SEGMENT	9,645
TOTAL SQUARE FOOTAGE – COMMERCIAL SEGMENTS	11,742,851
TOTAL INVESTMENTS		$1,735,286

Mortgages Payable

As of April 30, 2009, individual first mortgage loans on the above properties totaled $1.1 billion. Of the $1.1 billion of mortgage indebtedness on April 30, 2009, $9.6 million or 0.9% is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. Principal payments due on our mortgage indebtedness are as follows:

Year Ended April 30,	Mortgage Principal (in thousands)
2010	$140,456
2011	104,089
2012	113,381
2013	48,682
2014	57,537
Thereafter	606,013
Total	$1,070,158

Future Minimum Lease Receipts

The future minimum lease receipts to be received under leases for commercial properties in place as of April 30, 2009, assuming that no options to renew or buy out the leases are exercised, are as follows:

Year Ended April 30,	Lease Payments (in thousands)
2010	$111,786
2011	99,833
2012	84,440
2013	72,039
2014	61,911
Thereafter	267,961
Total	$697,970

2009 Annual Report 29

Index

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2009, we spent approximately $28.0 million on capital improvements.

Contracts or Options to Purchase

We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements with the tenant. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2009, our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2009	2008	2007
Abbott Northwest-Sartell, MN	$12,653	$1,292	$1,292	$1,252
Edgewood Vista-Belgrade, MT	2,135	196	31	0
Edgewood Vista-Billings, MT	4,274	396	66	0
Edgewood Vista-Bismarck, ND	10,903	1,008	985	980
Edgewood Vista-Brainerd, MN	10,667	988	971	968
Edgewood Vista-Columbus, NE	1,481	136	21	0
Edgewood Vista-East Grand Forks, MN	5,012	464	78	0
Edgewood Vista-Fargo, ND	26,322	2,065	310	0
Edgewood Vista-Fremont, NE	588	72	69	68
Edgewood Vista-Grand Island, NE	1,431	132	20	0
Edgewood Vista-Hastings, NE	606	76	69	68
Edgewood Vista-Hermantown I, MN	21,510	2,040	1,557	1,472
Edgewood Vista-Hermantown II, MN	12,359	1,144	1,127	1,124
Edgewood Vista-Kalispell, MT	624	76	72	72
Edgewood Vista-Missoula, MT	999	96	132	132
Edgewood Vista-Norfolk, NE	1,332	124	19	0
Edgewood Vista-Omaha, NE	676	80	77	76
Edgewood Vista-Sioux Falls, SD	3,357	312	52	0
Edgewood Vista-Spearfish, SD	6,792	628	612	608
Edgewood Vista-Virginia, MN	17,132	1,736	1,381	1,320
Fox River Cottages - Grand Chute, WI	3,956	388	387	260
Healtheast St John & Woodwinds- Maplewood & Woodbury, MN	21,601	2,052	2,032	2,032
Great Plains - Fargo, ND	15,375	1,876	1,876	1,876
Minnesota National Bank - Duluth, MN	2,104	211	205	135
St. Michael Clinic - St. Michael, MN	2,851	240	229	35
Stevens Point - Stevens Point, WI	15,020	1,356	1,279	630
Total	$201,760	$19,184	$14,949	$13,108

Properties by State

The following table presents, as of April 30, 2009, the total real estate investment amount, net of accumulated depreciation, by state of each of the five major segments of properties owned by us - multi-family residential, office, medical, industrial and retail:

2009 Annual Report 30

Index

	(in thousands)
State	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total	% of Total
Minnesota	$118,503	$310,178	$259,500	$65,319	$64,374	$817,874	55.8%
North Dakota	114,440	20,203	30,155	5,204	22,023	192,025	13.1%
Nebraska	30,309	74,017	21,886	0	2,653	128,865	8.8%
Colorado	30,598	20,702	0	0	0	51,300	3.5%
Kansas	35,123	13,914	0	0	0	49,037	3.3%
Montana	31,539	0	3,869	0	4,583	39,991	2.7%
South Dakota	25,067	5,595	6,888	0	0	37,550	2.6%
Wisconsin	0	9,639	20,852	0	4,996	35,487	2.4%
Iowa	9,895	0	0	24,733	0	34,628	2.4%
Missouri	0	30,740	2,724	0	0	33,464	2.3%
Texas	31,344	0	0	0	0	31,344	2.1%
All Other States*	0	13,617	0	0	1,532	15,149	1.0%
Total	$426,818	$498,605	$345,874	$95,256	$100,161	$1,466,714	100.0%
*	Idaho and Michigan

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter of the fiscal year ended April 30, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Our common shares of beneficial interest trade on the NASDAQ Global Select Market under the symbol IRET (formerly IRETS; we changed our symbol to IRET on July 1, 2008). On June 30, 2009, the last reported sales price per share of our common shares on the NASDAQ was $8.89. The following table sets forth the quarterly high and low closing sales prices per share of our common shares as reported on the NASDAQ Global Select Market, and the distributions per common share and limited partnership unit declared with respect to each period.

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2009
April 30, 2009	$10.43	$8.60	$0.1700
January 31, 2009	10.71	7.43	0.1695
October 31, 2008	11.19	7.66	0.1690
July 31, 2008	10.68	9.54	0.1685

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2008
April 30, 2008	$10.47	$8.95	$0.1680
January 31, 2008	10.55	8.84	0.1675
October 31, 2007	11.59	9.35	0.1670
July 31, 2007	10.86	9.40	0.1665

2009 Annual Report 31

Index

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

Shareholders

As of June 30, 2009, the Company had 3,908 common shareholders of record, and 63,460,743 common shares of beneficial interest (plus 20,836,972 limited partnership units potentially convertible into 20,836,972 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal years ended April 30, 2009, 2008 and 2007, respectively, we issued an aggregate of 338,286, and 389,670 and 219,587 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 338,286, and 389,670 and 219,587 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2009, except for repurchases of nominal amounts of fractional shares, at shareholder request.

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

Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2004, and ending April 30, 2009, the cumulative total returns for the Company’s common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”), and the FTSE NAREIT Equity REITs Index, which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Market.

The performance graph assumes that at the close of trading on April 30, 2004, the last trading day of fiscal year 2004, $100 was invested in the Company’s common shares and in each of the indexes.  The comparison assumes the reinvestment of all distributions.  Cumulative total shareholder returns for the Company’s common shares, the S&P 500 and the FTSE NAREIT Equity REITs Index are based on the Company’s fiscal year ending April 30.

2009 Annual Report 32

Index

	FY04	FY05	FY06	FY07	FY08	FY09
Investors Real Estate Trust	100.00	100.61	112.75	134.28	138.55	134.27
S&P 500	100.00	106.34	122.73	141.43	134.82	87.21
FTSE NAREIT Equity REITs	100.00	134.62	170.40	215.49	188.52	97.63

Source:  Research Data Group, Inc.

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	2009	2008	2007	2006	2005
Consolidated Income Statement Data
Revenue	$240,005	$221,170	$197,538	$170,171	$152,759
Income before minority interest and discontinued operations and gain on sale of other investments	$10,659	$15,021	$14,255	$11,119	$9,871
Gain on sale of real estate, land, and other investments	$54	$556	$4,602	$3,293	$8,605
Minority interest portion of operating partnership income	$(2,227)	$(3,524)	$(3,217)	$(1,892)	$(1,727)
Income from continuing operations	$8,526	$11,675	$11,026	$8,766	$7,768
Income from discontinued operations	$0	$413	$3,084	$2,801	$7,308
Net income	$8,526	$12,088	$14,110	$11,567	$15,076
Consolidated Balance Sheet Data
Total real estate investments	$1,472,575	$1,456,178	$1,316,534	$1,126,400	$1,067,345
Total assets	$1,605,091	$1,618,026	$1,435,389	$1,207,315	$1,151,158
Mortgages payable	$1,070,158	$1,063,858	$951,139	$765,890	$708,558
Shareholders’ equity	$333,935	$345,006	$284,969	$289,560	$295,172

Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations	$.11	$.17	$.18	$.14	$.13
Income from discontinued operations	$.00	$.01	$.06	$.06	$.17
Net income	$.11	$.18	$.24	$.20	$.30
Distributions	$.68	$.67	$.66	$.65	$.65

2009 Annual Report 33

Index

CALENDAR YEAR	2008	2007	2006	2005	2004
Tax status of distributions
Capital gain	0.00%	1.49%	1.22%	16.05%	0.00%
Ordinary income	53.43%	51.69%	42.01%	41.48%	44.65%
Return of capital	46.57%	46.82%	56.77%	42.47%	55.35%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2009.

Overview

We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2009, our real estate portfolio consisted of 77 multi-family residential properties containing 9,645 apartment units and having a total real estate investment amount net of accumulated depreciation of $426.8 million, and 167 commercial properties containing approximately 11.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.0 billion. Our commercial properties consist of:

•	67 office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $498.6 million;

•
49 medical properties (including senior housing) containing approximately 2.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $345.9 million;

•	18 industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $95.2 million; and

•	33 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $100.2 million.

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

In April 2009, the Company commenced the sale of up to $50 million of Common Shares pursuant to a continuous offering program. Through April 30, 2009, the Company sold 632,712 common shares as part of this program. The net proceeds (before offering expenses but after underwriting discounts and commissions) from the offering of $6.0 million through April 30, 2009 were used for general corporate purposes. Through April 30, 2009, the Company paid Robert W. Baird & Co. Incorporated, its agent under this program, $122,000 in fees with respect to the common shares sold through this program.

Total revenues of IRET Properties, our operating partnership, increased by $18.8 million to $240.0 million in fiscal year 2009, compared to $221.2 million in fiscal year 2008.  This increase was primarily attributable to the addition of new real estate properties.  We estimate that rent concessions offered to tenants during the twelve months ended April 30, 2009 lowered our operating revenues by approximately $3.4 million, compared to $3.0 million for fiscal year 2008.  Expenses increased during fiscal year 2009 as well, with real estate taxes, maintenance, utilities and property management expense all increasing from year-earlier levels.  While some of this increase was due to existing real estate, the majority was due to the addition of new real estate properties to our portfolio.

2009 Annual Report 34

Index

On an all-property basis, economic occupancy levels in our total commercial property segments decreased to 91.8% in fiscal year 2009 from 93.0% in fiscal year 2008.  Economic occupancy rates in our commercial industrial segment increased; the economic occupancy rates in our commercial office, medical and retail segments decreased.  Economic occupancy in our multi-family residential segment increased to 93.5% in fiscal year 2009 on an all-property basis, from 92.7% in fiscal year 2008.

We have written off or recorded as past due a total of approximately $570,000 at IRET’s Fox River project (Grand Chute, WI) and approximately $874,000 at the Stevens Point project (Stevens Point, WI) as of April 30, 2009.  The Fox River project was acquired by IRET in fiscal year 2006 as a partially-completed eight-unit senior housing project with adjoining vacant land, and IRET subsequently funded the completion of the eight senior living villas and the construction of ten new senior living patio homes, which were completed in September 2007.  The Stevens Point project was acquired by IRET in fiscal year 2006, and at acquisition consisted of an existing senior housing complex and an adjoining vacant parcel of land.  IRET subsequently funded the construction of an expansion to the existing facility on the adjoining parcel, which was completed in June 2007.  The tenants in these two properties, affiliates of Sunwest Management, Inc., have filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and have been unable to finance their portion of the construction cost for the ten new Fox River patio homes and have been unable to fund the shortfall between the Stevens Point project’s cash flow and the lease payments due to IRET.  IRET’s investment in the Fox River and Stevens Point properties leased to Sunwest is approximately $3.8 million and $14.8 million, respectively, or approximately 0.2% and 0.9% of IRET’s property owned as of April 30, 2009.

IRET is currently receiving all of the cash flow generated by the Stevens Point project (approximately $85,000 per month, or approximately 58.3% of the Scheduled Rent and other obligations due under the lease). IRET is currently receiving no payments from the Fox River project, and its exercise of its rights under the lease to remove Sunwest as the tenant and manager at the project and to pursue collection of amounts owed under guarantees provided in conjunction with the lease agreement has been suspended following the tenant’s bankruptcy filing. IRET is evaluating its options in respect of this project; at this time IRET considers that, subject to its analysis of market values in Appleton, Wisconsin, IRET would proceed to market the patio homes and senior living villas and the balance of the vacant parcel (approximately 12 acres) in an attempt to recover its investment and provide some return on investment.

Additional information and more detailed discussions of our fiscal year 2009 operating results are found in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and considers whether there were significant intangible assets acquired (for example, above-and below-market leases, the value of acquired in-place leases, and tenant relationships) and acquired liabilities, and allocates the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair value of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and

2009 Annual Report 35

Index

market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately, or based on estimated market value if acquired in a merger or in a portfolio acquisition.

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

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts (approximately $286,000 as of April 30, 2009) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents (approximately $842,000 as of April 30, 2009) and from mortgage loans (approximately $3,000 as of April 30, 2009). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

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

•
Percentage Rents - income arising from retail tenant leases which are contingent upon the sales of the tenant exceeding a defined threshold. These rents are recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

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

2009 Annual Report 36

Index

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

RESULTS OF OPERATIONS

Revenues

Total revenues for fiscal year 2009 were $240.0 million, compared to $221.2 million in fiscal year 2008 and $197.5 million in fiscal year 2007. Revenues during fiscal year 2009 were $18.8 million greater than revenues in fiscal year 2008 and revenues during fiscal year 2008 were $23.7 million greater than in fiscal year 2007.

For fiscal 2009, the increase in revenue of $18.8 million resulted from:

(in thousands)
Rent from 24 properties acquired in fiscal year 2008 in excess of that received in 2008 from the same 24 properties	$15,431
Rent from 8 properties acquired in fiscal year 2009	2,093
Increase in rental income on existing properties	1,311
$18,835

For fiscal 2008, the increase in revenue of $23.7 million resulted from:

(in thousands)
Rent from 29 properties acquired in fiscal year 2007 in excess of that received in 2007 from the same 29 properties	$14,345
Rent from 24 properties acquired in fiscal year 2008	5,759
Increase in rental income on existing properties	3,528
$23,632

As illustrated above, the substantial majority (93.0% in fiscal year 2009 and 85.1% in fiscal year 2008) of the increase in our gross revenue for fiscal years 2009 and 2008 resulted from the addition of new real estate properties to the IRET Properties’ portfolio, with 7.0%  and 14.9%, respectively, resulting from rental increases on existing properties. For the next 12 months, we expect acquisitions to continue to be the most significant factor in any increases in our revenues and ultimately our net income. However, domestic financial markets continue to experience unusual volatility and uncertainty. Although this occurred initially most visibly within the single-family mortgage lending sector of the credit market, liquidity has since tightened in overall domestic financial markets, including the equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms, and our ability to make acquisitions could be adversely affected.

Gain on Sale of Real Estate

The Company realized a gain on sale of real estate, land and other investments for fiscal year 2009 of approximately $54,000. This compares to approximately $556,000 of gain on sale of real estate recognized in fiscal 2008 and $4.6

2009 Annual Report 37

Index

million recognized in fiscal 2007. A list of the properties sold during fiscal year 2008, showing sales price, depreciated cost plus sales costs and net gain is included in this Item 7 under the caption “Property Dispositions.”

Net Operating Income

The following tables report segment financial information.  We measure the performance of our segments based on net operating income (“NOI”), which we define as total real estate revenues less real estate expenses and real estate taxes.  We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The following tables show revenues, operating expenses and NOI by reportable operating segment for fiscal years 2009, 2008 and 2007.  For a reconciliation of net operating income of reportable segments to operating income as reported, see Note 11 of the Notes to Consolidated Financial Statements in this report.

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

	(in thousands)
Year Ended April 30, 2009	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$76,716	$83,446	$52,564	$12,711	$14,568	$240,005
Real estate expenses
Utilities	7,724	7,851	2,859	93	448	18,975
Maintenance	10,240	11,287	4,046	582	1,448	27,603
Real estate taxes	7,972	13,850	4,515	1,926	2,180	30,443
Insurance	1,272	1,003	419	175	182	3,051
Property management	8,954	3,653	4,207	446	819	18,079
Total real estate expenses	$36,162	$37,644	$16,046	$3,222	$5,077	$98,151
Net operating income	$40,554	$45,802	$36,518	$9,489	$9,491	$141,854

Stabilized net operating income	$38,644	$43,969	$26,732	$6,882	$9,491	$125,718
Non-stabilized net operating income	1,910	1,833	9,786	2,607	0	16,136
Total net operating income	$40,554	$45,802	$36,518	$9,489	$9,491	$141,854

2009 Annual Report 38

Index

	(in thousands)
Year Ended April 30, 2008	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$72,827	$84,042	$38,412	$11,691	$14,198	$221,170
Real estate expenses
Utilities	7,388	7,743	2,111	131	420	17,793
Maintenance	9,637	10,522	2,757	558	1,108	24,582
Real estate taxes	7,528	13,140	2,977	1,346	2,142	27,133
Insurance	1,162	901	257	135	169	2,624
Property management	8,922	3,900	1,654	359	438	15,273
Total real estate expenses	$34,637	$36,206	$9,756	$2,529	$4,277	$87,405
Net operating income	$38,190	$47,836	$28,656	$9,162	$9,921	$133,765

Stabilized net operating income	$37,332	$47,536	$26,909	$7,576	$9,921	$129,274
Non-stabilized net operating income	858	300	1,747	1,586	0	4,491
Total net operating income	$38,190	$47,836	$28,656	$9,162	$9,921	$133,765

	(in thousands)
Year Ended April 30, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$66,972	$73,603	$34,783	$8,091	$14,089	$197,538
Real estate expenses
Utilities	6,666	6,286	1,771	57	377	15,157
Maintenance	8,619	9,243	2,611	218	1,000	21,691
Real estate taxes	7,294	10,831	2,322	755	2,079	23,281
Insurance	1,090	772	274	75	166	2,377
Property management	7,785	3,343	1,697	148	853	13,826
Total real estate expenses	$31,454	$30,475	$8,675	$1,253	$4,475	$76,332
Net operating income	$35,518	$43,128	$26,108	$6,838	$9,614	$121,206

Stabilized net operating income	$34,318	$34,675	$25,823	$6,317	$9,229	$110,362
Non-stabilized net operating income	1,200	8,453	285	521	385	10,844
Total net operating income	$35,518	$43,128	$26,108	$6,838	$9,614	$121,206

Changes in Expenses and Net Income

Net income available to common shareholders for fiscal year 2009 was $6.2 million, compared to $9.7 million in fiscal year 2008 and $11.7 million in fiscal year 2007. On a per common share basis, net income was $.11 per common share in fiscal year 2009, compared to $.18 per common share in fiscal year 2008 and $.24 in fiscal year 2007.

2009 Annual Report 39

Index

These changes in net income result from the changes in revenues and expenses detailed below:

Changes in net income available to common shareholders for fiscal year 2009 resulted from:

(in thousands)
An increase in net operating income primarily due to new acquisitions	$8,089
A decrease in minority interest of operating partnership income	1,297
A decrease in other expenses, administrative, advisory & trustee services	225
An increase in gain on sale of other investments	12

These increases were offset by:
An increase in interest expense primarily due to debt placed on new acquisitions	(5,304)
An increase in depreciation/amortization expense related to real estate investments	(4,604)
A decrease in interest income	(1,487)
An increase in amortization related to non-real estate investments	(592)
A decrease in income from discontinued operations, net	(413)
A decrease in other income	(351)
An increase in impairment of real estate investment	(338)
A decrease in minority interest of other partnership’s loss	(96)
Total decrease in fiscal 2009 net income available to common shareholders	$(3,562)

Changes in net income available to common shareholders for fiscal year 2008 resulted from:

(in thousands)
An increase in net operating income primarily due to new acquisitions	$12,559
An increase in interest income	151
An increase in minority interest of other partnership’s loss	110
An increase in gain on sale of other investments	80

These increases were offset by:
An increase in depreciation/amortization expense related to real estate investments	(5,623)
An increase in interest expense primarily due to debt placed on new acquisitions	(5,015)
A decrease in income from discontinued operations, net	(2,671)
An increase in other expenses, administrative, advisory & trustee services	(856)
An increase in amortization related to non-real estate investments	(394)
An increase in minority interest of operating partnership income	(307)
A decrease in other income	(56)
Total decrease in fiscal 2008 net income available to common shareholders	$(2,022)

Factors Impacting Net Income During Fiscal Year 2009 as Compared to Fiscal Year 2008

Economic occupancy rates in three of our five segments increased slightly compared to the year-earlier period, and real estate revenue increased in four of our five segments in fiscal year 2009 compared to fiscal year 2008.  Net income available to common shareholders decreased to $6.2 million in fiscal year 2009, compared to $9.7 million in fiscal year 2008.  Revenue increases during fiscal year 2009 were offset by increases in maintenance, utilities, mortgage interest due to increased borrowing, real estate taxes, property management, insurance and amortization expense.

•
Economic Occupancy.  During fiscal year 2009, economic occupancy levels at our properties increased slightly over year-earlier levels in three of our five reportable segments (multi-family, medical and industrial), and declined in our commercial office and retail segments.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.   Economic occupancy rates on a stabilized property basis for the fiscal year ended April 30, 2009 compared to the fiscal year ended April 30, 2008 are shown below:

2009 Annual Report 40

Index

	Fiscal Year Ended April 30,
	2009	2008
Multi-Family Residential	93.9%	93.4%
Commercial Office	88.9%	92.1%
Commercial Medical	96.0%	95.6%
Commercial Industrial	97.3%	96.8%
Commercial Retail	87.1%	87.4%

•
Concessions.  Our overall level of tenant concessions increased for the fiscal year ended April 30, 2009 compared to the year-earlier period. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the fiscal year ended April 30, 2009 lowered our operating revenues by approximately $3.4 million, as compared to an approximately $3.0 million reduction in operating revenues attributable to rent concessions offered in fiscal year 2008.

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the fiscal years ended April 30, 2009 and 2008:

	(in thousands)
	Fiscal Year Ended April 30,
	2009	2008	Change
Multi-Family Residential	$2,083	$2,254	$(171)
Commercial Office	1,036	692	344
Commercial Medical	34	34	0
Commercial Industrial	220	0	220
Commercial Retail	44	31	13
Total	$3,417	$3,011	$406

•
Increased Maintenance Expense.  Maintenance expenses totaled $27.6 million in fiscal year 2009, compared to $24.6 million in fiscal year 2008.  Maintenance expenses at properties newly acquired in fiscal years 2009 and 2008 added $1.4 million to the maintenance expense category during fiscal year 2009 (with our commercial medical segment accounting for $1.2 million), while maintenance expenses at existing properties increased by approximately $1.6 million, primarily for snow removal at our multi-family residential and commercial retail segments and building maintenance costs at our commercial office, medical and industrial segments, resulting in a net increase of $3.0 million or 12.3% in maintenance expenses in fiscal year 2009 compared to fiscal year 2008.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the fiscal years ended April 30, 2009 and 2008 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2009	$10,240	$11,287	$4,046	$582	$1,448	$27,603
2008	$9,637	$10,522	$2,757	$558	$1,108	$24,582
% change (2009 vs. 2008)	6.3%	7.3%	46.8%	4.3%	30.7%	12.3%

•
Increased Utility Expense.  Utility expense totaled $19.0 million in fiscal year 2009, compared to $17.8 million in fiscal year 2008.  Utility expenses at properties newly acquired in fiscal years 2009 and 2008 added $787,000 to the utility expense category during fiscal year 2009 (with our commercial medical segment accounting for $646,000), while utility expenses at existing properties increased by $395,000, primarily due to increased heating costs due to unseasonably cold temperatures and, to a lesser degree, increased rates from

2009 Annual Report 41

Index

higher fuel costs, (notably in our multi-family residential segment with an increase of $224,000), for a total increase of $1.2 million or 6.6% in utility expenses in fiscal year 2009 compared to fiscal year 2008.

Utility expenses by reportable segment for the fiscal years ended April 30, 2009 and 2008 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2009	$7,724	$7,851	$2,859	$93	$448	$18,975
2008	$7,388	$7,743	$2,111	$131	$420	$17,793
% change (2009 vs. 2008)	4.5%	1.4%	35.4%	(29.0%)	6.7%	6.6%

•
Increased Mortgage Interest Expense.  Our mortgage interest expense increased approximately $5.3 million, or 8.4%, to approximately $68.0 million during fiscal year 2009, compared to $62.7 million in fiscal year 2008. Mortgage interest expense for properties newly acquired in fiscal years 2009 and 2008 added $5.2 million to our total mortgage interest expense in fiscal year 2009, while mortgage interest expense on existing properties increased $107,000.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.30% as of April 30, 2009, compared to 6.37% as of April 30, 2008.  Our mortgage debt increased approximately $6.3 million, or 0.6%, to approximately $1.1 billion as of April 30, 2009, compared to April 30, 2008.

Mortgage interest expense by reportable segment for the fiscal years ended April 30, 2009 and 2008 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2009	$19,696	$23,658	$16,870	$3,803	$3,939	$67,966
2008	$19,602	$23,131	$12,351	$3,481	$4,137	$62,702
% change (2009 vs. 2008)	0.5%	2.3%	36.6%	9.3%	(4.8%)	8.4%

•
Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $10.2 million in fiscal year 2009, compared to $10.0 million in fiscal year 2008. The increase in amortization expense in fiscal year 2009 compared to fiscal year 2008 was primarily due to property acquisitions completed by the Company in fiscal year 2009.

•
Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2009 and 2008 added $2.3 million to real estate tax expense (with our commercial medical segment accounting for $1.3 million), while real estate taxes on existing properties increased by approximately $1.0 million, for a total increase of $3.3 million or 12.2% in real estate tax expense in fiscal year 2009 compared to fiscal year 2008, from $27.1 million to $30.4 million.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies on our stabilized properties.

Real estate tax expense by reportable segment for the fiscal years ended April 30, 2009 and 2008 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2009	$7,972	$13,850	$4,515	$1,926	$2,180	$30,443
2008	$7,528	$13,140	$2,977	$1,346	$2,142	$27,133
% change (2009 vs. 2008)	5.9%	5.4%	51.7%	43.1%	1.8%	12.2%

2009 Annual Report 42

Index

•
Increased Insurance Expense.  Insurance expense increased in fiscal year 2009 compared to fiscal year 2008, from $2.6 million to $3.1 million, an increase of approximately 16.3%.  Insurance expense at properties newly-acquired in fiscal years 2009 and 2008 added approximately $179,000 to insurance expense, while insurance expense at existing properties increased by approximately $248,000, for an increase of approximately $427,000 in insurance expense in fiscal year 2009 compared to fiscal year 2008.  The increase in insurance expense at stabilized properties is due to an increase in premiums.

Insurance expense by reportable segment for the fiscal years ended April 30, 2009 and 2008 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2009	$1,272	$1,003	$419	$175	$182	$3,051
2008	$1,162	$901	$257	$135	$169	$2,624
% change (2009 vs. 2008)	9.5%	11.3%	63.0%	29.6%	7.7%	16.3%

•
Increased Property Management Expense.  Property management expense increased in fiscal year 2009 compared to fiscal year 2008, from $15.3 million to $18.1 million, an increase of $2.8 million or approximately 18.4%.  Of this increase, approximately $1.6 million is attributable to existing properties, while $1.2 million is due to properties acquired in fiscal years 2009 and 2008 (with our commercial medical segment accounting for $826,000).  The increase at existing properties is primarily due to the increase in bad debt write-offs at our Fox River and Stevens Point projects in our commercial medical segment of $1.4 million and in our commercial retail segment of $279,000, offset by recoveries and decreased write-offs in our multi-family residential and commercial office segments compared to fiscal year 2008.

Property management expense by reportable segment for the fiscal years ended April 30, 2009 and 2008 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2009	$8,954	$3,653	$4,207	$446	$819	$18,079
2008	$8,922	$3,900	$1,654	$359	$438	$15,273
% change (2009 vs. 2008)	0.4%	(6.3%)	154.4%	24.2%	87.0%	18.4%

Factors Impacting Net Income During Fiscal Year 2008 as Compared to Fiscal Year 2007

Economic occupancy rates in three of our five segments increased slightly compared to the year-earlier period, and real estate revenue increased in fiscal year 2008 compared to fiscal year 2007 in all of our reportable segments.  Net income available to common shareholders decreased to $9.7 million in fiscal year 2008, compared to $11.7 million in fiscal year 2007.  Revenue increases during fiscal year 2008 were offset somewhat by increases in maintenance, utilities, mortgage interest due to increased borrowing, real estate taxes, property management, insurance and amortization expense.

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

2009 Annual Report 43

Index

	Fiscal Year Ended April 30,
	2008	2007
Multi-Family Residential	93.3%	93.2%
Commercial Office	91.0%	90.8%
Commercial Medical	95.5%	96.7%
Commercial Industrial	96.2%	94.8%
Commercial Retail	87.1%	89.3%

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

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the fiscal years ended April 30, 2008 and 2007:

	(in thousands)
	Fiscal Year Ended April 30,
	2008	2007	Change
Multi-Family Residential	$2,254	$3,147	(893)
Commercial Office	692	1,769	(1,077)
Commercial Medical	34	70	(36)
Commercial Industrial	0	14	(14)
Commercial Retail	31	22	9
Total	$3,011	$5,022	(2,011)

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

Maintenance expenses by reportable segment for the fiscal years ended April 30, 2008 and 2007 were as follows:

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

2009 Annual Report 44

Index

Utility expenses by reportable segment for the fiscal years ended April 30, 2008 and 2007 were as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2008	$7,388	$7,743	$2,111	$131	$420	$17,793
2007	$6,666	$6,286	$1,771	$57	$377	$15,157
% change (2008 vs. 2007)	10.8%	23.2%	19.2%	129.8%	11.4%	17.4%

•
Increased Mortgage Interest Expense.  Our mortgage interest expense increased approximately $6.1 million, or 10.8%, to approximately $62.7 million during fiscal year 2008, compared to $56.6 million in fiscal year 2007. Mortgage interest expense for properties newly acquired in fiscal years 2008 and 2007 added $6.1 million to our total mortgage interest expense in fiscal year 2008, while mortgage interest expense on existing properties increased $24,000.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.37% as of April 30, 2008, compared to 6.43% as of April 30, 2007.  Our mortgage debt increased approximately $112.8 million, or 11.9%, to approximately $1.1 billion as of April 30, 2008, compared to $951.1 million on April 30, 2007.

Mortgage interest expense by reportable segment for the fiscal years ended April 30, 2008 and 2007 were as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2008	$19,602	$23,131	$12,351	$3,481	$4,137	$62,702
2007	$18,723	$20,157	$11,291	$2,325	$4,070	$56,566
% change (2008 vs. 2007)	4.7%	14.8%	9.4%	49.7%	1.6%	10.8%

•
Increased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which establishes standards for valuing in-place leases in purchase transactions, the Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-place leases totaled $10.0 million in fiscal year 2008, compared to $9.2 million in fiscal year 2007. The increase in amortization expense in fiscal year 2008 compared to fiscal year 2007 was primarily due to property acquisitions completed by the Company in fiscal year 2008.

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

Real estate tax expense by reportable segment for the fiscal years ended April 30, 2008 and 2007 was as follows:

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

2009 Annual Report 45

Index

insurance expense at existing properties increased by approximately $7,000, for a net increase of approximately $247,000 in insurance expense in fiscal year 2008 compared to fiscal year 2007.

Insurance expense by reportable segment for the fiscal years ended April 30, 2008 and 2007 was as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

2008	$1,162	$901	$257	$135	$169	$2,624
2007	$1,090	$772	$274	$75	$166	$2,377
% change (2008 vs. 2007)	6.6%	16.7%	(6.2%)	80.0%	1.8%	10.4%

•
Increased Property Management Expense.  Property management expense increased in fiscal year 2008 compared to fiscal year 2007, from $13.8 million to $15.3 million, an increase of $1.4 million or approximately 10.5%.  Of this increase, approximately $240,000 million was attributable to existing properties, while $1.2 million was due to properties acquired in fiscal years 2008 and 2007.  The increase at existing properties was primarily due to an increase in property revenue resulting in higher management fees payable (management fees are generally a percentage of rents received).

Property management expense by reportable segment for the fiscal years ended April 30, 2008 and 2007 was as follows:

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

Comparison of Results from Commercial and Residential Properties

The following table presents an analysis of the relative investment in (corresponding to “Property owned” on the balance sheet, i.e., cost), and net operating income of, our commercial and multi-family residential properties over the past three fiscal years:

	(in thousands)
Fiscal Years Ended April 30	2009	%	2008	%	2007	%
Real Estate Investments – (cost)
Multi-Family Residential	$542,547	31.4%	$510,697	31.0%	$489,644	32.9%
Commercial Office	571,565	33.0%	556,712	33.8%	536,431	36.0%
Commercial Medical	388,219	22.4%	359,986	21.8%	274,779	18.4%
Commercial Industrial	108,103	6.3%	104,060	6.3%	75,257	5.1%
Commercial Retail	119,151	6.9%	116,804	7.1%	113,176	7.6%
Total	$1,729,585	100%	$1,648,259	100%	$1,489,287	100.0%
Net Operating Income
Multi-Family Residential	$40,554	28.6%	$38,190	28.6%	$35,518	29.4%
Commercial Office	45,802	32.3%	47,836	35.8%	43,128	35.6%
Commercial Medical	36,518	25.7%	28,656	21.4%	26,108	21.5%
Commercial Industrial	9,489	6.7%	9,162	6.8%	6,838	5.6%
Commercial Retail	9,491	6.7%	9,921	7.4%	9,614	7.9%
Total	$141,854	100.0%	$133,765	100.0%	$121,206	100.0%

2009 Annual Report 46

Index

Analysis of Lease Expirations and Credit Risk

The following table shows the annual lease expiration percentages and base rent of expiring leases for the total commercial segments properties owned by us as of April 30, 2009, for fiscal years 2010 through 2019, and the leases that will expire during fiscal year 2019 and beyond. Our multi-family residential properties are excluded from this table, since residential leases are generally for a one-year term.

Fiscal Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration	Percentage of Total Commercial Segments Annualized Base Rent
2010	915,355	9.1%	$7,724,008	6.8%
2011	2,125,056	21.2%	16,808,994	14.8%
2012	1,368,366	13.6%	15,339,409	13.5%
2013	858,447	8.6%	9,202,739	8.1%
2014	808,845	8.1%	11,355,964	10.0%
2015	507,268	5.1%	5,561,416	4.9%
2016	755,725	7.5%	6,347,956	5.6%
2017	631,238	6.3%	8,981,845	7.9%
2018	270,955	2.7%	5,806,846	5.1%
2019	434,156	4.3%	5,439,379	4.8%
Thereafter	1,353,412	13.5%	20,968,934	18.5%
Totals	10,028,823	100.0%	$113,537,490	100.0%

The following table lists our top ten commercial tenants on April 30, 2009, for the total commercial segments properties owned by us as of April 30, 2009, based upon minimum rents in place as of April 30, 2009:

(in thousands)
Lessee	% of Total Commercial Segments Minimum Rents as of April 30, 2009
Affiliates of Edgewood Vista	9.9%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health	2.4%
Applied Underwriters	2.2%
Best Buy Co., Inc. (NYSE: BBY)	2.0%
HealthEast Care System	1.7%
UGS Corp.	1.6%
Microsoft (Nasdaq: MSFT)	1.5%
Smurfit - Stone Container (Nasdaq: SSCC)(1)	1.5%
Arcadis Corporate Services (Nasdaq: ARCAF)	1.4%
All Others	72.3%
Total Monthly Rent as of April 30, 2009	100.0%

(1)
Smurfit-Stone Container has filed bankruptcy under Chapter 11 of the Bankruptcy Code. As of April 30, 2009, Smurfit was current on all base rent payment under its leases with us. We have not yet been notified of the debtor’s intentions with respect to these leases.

2009 Annual Report 47

Index

Property Acquisitions

IRET Properties paid approximately $33.8 million for real estate properties added to its portfolio during fiscal year 2009, compared to $154.7 million in fiscal year 2008. The fiscal year 2009 and 2008 additions are detailed below.

Fiscal 2009 (May 1, 2008 to April 30, 2009)

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
33-unit Minot Westridge Apartments – Minot, ND	$67	$1,887	$0	$1,954
12-unit Minot Fairmont Apartments – Minot, ND	28	337	0	365
4-unit Minot 4th Street Apartments – Minot, ND	15	74	0	89
3-unit Minot 11th Street Apartments – Minot, ND	11	53	0	64
36-unit Evergreen Apartments – Isanti, MN	380	2,720	0	3,100
10-unit 401 S. Main Apartments – Minot, ND1	0	905	0	905
71-unit IRET Corporate Plaza Apartments – Minot, ND2	0	10,824	0	10,824
	501	16,800	0	17,301
Commercial Property - Office
22,500 sq. ft. Bismarck 715 E. Bdwy – Bismarck, ND	389	1,267	255	1,911
50,360 sq. ft. IRET Corporate Plaza – Minot, ND2	0	3,896	0	3,896
	389	5,163	255	5,807
Commercial Property - Medical
56,239 sq. ft. 2828 Chicago Avenue – Minneapolis, MN3	0	5,052	0	5,052
31,643 sq. ft. Southdale Medical Expansion (6545 France) – Edina, MN4	0	779	0	779
	0	5,831	0	5,831
Commercial Property - Industrial
69,984 sq. ft. Minnetonka 13600 Cty Rd 62 – Minnetonka, MN	809	2,881	310	4,000
	809	2,881	310	4,000
Unimproved Land
Bismarck 2130 S. 12th Street – Bismarck, ND	576	0	0	576
Bismarck 700 E. Main – Bismarck, ND	314	0	0	314
	890	0	0	890

Total Property Acquisitions	$2,589	$30,675	$565	$33,829

(1)
Development property placed in service November 10, 2008. Approximately $145,000 of this cost was incurred in the three months ended April 30, 2009.  Additional costs incurred in fiscal year 2008 totaled approximately $14,000 for a total project cost at April 30, 2009 of approximately $919,000.

(2)
Development property placed in service January 19, 2009.  Approximately $1.8 million of the residential cost and $563,000 of the commercial office cost was incurred in the three months ended April 30, 2009. Additional costs incurred in fiscal years 2008 and 2007 totaled $8.6 million for a total project cost at April 30, 2009 of $23.3 million.

(3)
Development property placed in service September 16, 2008. Approximately $800,000 of this cost was incurred in the three months ended January 31, 2009. Additional costs incurred in fiscal years 2008 and 2007 totaled $7.8 million for a total project cost at April 30, 2009 of $12.9 million.

(4)
Development property placed in service September 17, 2008. Approximately $364,000 of this cost was incurred in the three months ended January 31, 2009. Additional costs incurred in fiscal year 2008 totaled $5.4 million for a total project cost at April 30, 2009 of $6.2 million.

2009 Annual Report 48

Index

Fiscal 2008 (May 1, 2007 to April 30, 2008)

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
96 – unit Greenfield Apartments – Omaha, NE	$578	$4,122	$0	$4,700
67 – unit Cottonwood Lake IV – Bismarck, ND1	267	5,924	0	6,191
	845	10,046	0	10,891
Commercial Property – Office
20,528 sq. ft. Plymouth 5095 Nathan Lane Office Building – Plymouth, MN	604	1,236	160	2,000
78,560 sq. ft. 610 Business Center IV – Brooklyn Park, MN	975	5,525	0	6,500
64,607 sq. ft. Intertech Office Building – Fenton, MO	2,130	3,951	919	7,000
	3,709	10,712	1,079	15,500
Commercial Property—Medical (including Senior Housing)
18,502 sq. ft. Barry Pointe Medical Building – Kansas City, MO	384	2,355	461	3,200
11,800 sq. ft./28 beds Edgewood Vista – Billings, MT	115	1,743	2,392	4,250
18,488 sq. ft./36 beds Edgewood Vista – East Grand Forks, MN	290	1,346	3,354	4,990
11,800 sq. ft./28 beds Edgewood Vista – Sioux Falls, SD	314	971	2,065	3,350
55,478 sq. ft. Edina 6405 France Medical – Edina, MN2	0	12,179	1,436	13,615
70,934 sq. ft. Edina 6363 France Medical – Edina, MN2	0	12,651	709	13,360
57,212 sq. ft. Minneapolis 701 25th Ave Medical (Riverside) – Minneapolis, MN2	0	7,225	775	8,000
53,466 sq. ft. Burnsville 303 Nicollet Medical (Ridgeview) – Burnsville, MN	1,071	6,842	887	8,800
36,199 sq. ft. Burnsville 305 Nicollet Medical (Ridgeview South) – Burnsville, MN	189	5,127	584	5,900
17,640 sq. ft. Eagan 1440 Duckwood Medical – Eagan, MN	521	1,547	257	2,325
5,192 sq. ft./13 beds Edgewood Vista – Belgrade, MT	35	744	1,321	2,100
5,194 sq. ft./13 beds Edgewood Vista – Columbus, NE	43	793	614	1,450
168,801 sq. ft./185 beds Edgewood Vista – Fargo, ND	792	20,578	4,480	25,850
5,185 sq. ft./13 beds Edgewood Vista – Grand Island, NE	34	742	624	1,400
5,135 sq. ft./13 beds Edgewood Vista – Norfolk, NE	42	691	567	1,300
	3,830	75,534	20,526	99,890
Commercial Property – Industrial
50,400 sq. ft. Cedar Lake Business Center – St. Louis Park, MN	896	2,802	342	4,040
528,353 sq. ft. Urbandale Warehouse Building – Urbandale, IA	3,679	9,840	481	14,000
69,600 sq. ft. Woodbury 1865 Woodlane – Woodbury, MN	1,108	2,613	279	4,000
198,600 sq. ft. Eagan 2785 & 2795 Highway 55—Eagan, MN	3,058	2,557	785	6,400
	8,741	17,812	1,887	28,440

Total Property Acquisitions	$17,125	$114,104	$23,492	$154,721

(1)	Development property placed in service January 2, 2008.
(2)	Acquisition of leasehold interests only (air rights lease and ground leases).

2009 Annual Report 49

Index

Property Dispositions

During fiscal year 2009, the Company had no material dispositions, compared to two properties and two buildings of an apartment community sold  for an aggregate sale price of $1.4 million during fiscal 2008. Real estate assets sold by IRET during fiscal year 2008 were as follows:

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

IRET management considers that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, is useful to investors in providing an additional perspective on IRET’s operating results.   Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time.  However, real estate asset values have historically risen or fallen with market conditions.  NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that depreciation charges required by GAAP may not reflect underlying economic realities.  Additionally, the exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets, allows IRET management and investors to better identify the operating results of the long-term assets that form the core of IRET’s investments, and assists in comparing those operating results between periods.  FFO is used by IRET’s management and investors to identify trends in occupancy rates, rental rates and operating costs.

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

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2009 increased to $64.6 million, compared to $64.2 million and $57.0 million for the fiscal years ended April 30, 2008 and 2007, respectively.

2009 Annual Report 50

Index

Reconciliation of Net Income to Funds From Operations

For the years ended April 30, 2009, 2008 and 2007:

	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2009				2008				2007
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income	$8,526		$		$12,088		$		$14,110		$
Less dividends to preferred shareholders	(2,372)				(2,372)				(2,372)
Net income available to common shareholders	6,154	58,603		0.11	9,716	53,060		0.18	11,738	47,672		0.24
Adjustments:
Minority interest in earnings of unitholders	2,227	21,217			3,677	20,417			4,299	17,017
Depreciation and amortization(1)	56,295				51,303				45,559
Gains on depreciable property sales	(54)				(514)				(4,602)
Funds from operations applicable to common shares and Units(4)	$64,622	79,820		$0.81	$64,182	73,477		$0.87	$56,994	64,689		$0.88

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Consolidated Statements of Operations, totaling $56,714, $51,518 and $45,501 and depreciation/amortization from Discontinued Operations of $0, $47 and $ 299, less corporate-related depreciation and amortization on office equipment and other assets of $419, $262 and $241 for the fiscal year ended April 30, 2009, 2008 and 2007.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)
In accordance with SEC and NAREIT guidance, IRET does not exclude impairment write-downs from FFO (that is, impairment charges are not added back to GAAP net income in calculating FFO). IRET recorded impairment charges of $338, $0 and $640 for the fiscal years ended April 30, 2009, 2008 and 2007, respectively. If these impairment charges are excluded from the Company's calculation of FFO, the Company's FFO per share and unit would be unchanged for fiscal year 2009 and 2008, and would increase by one cent per share and unit of fiscal year 2007, to $.89 per share and unit.

Cash Distributions

The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2009, 2008 and 2007:

	Fiscal Years
Quarters	2009	2008	2007
First	$.1685	$.1665	$.1645
Second	.1690	.1670	.1650
Third	.1695	.1675	.1655
Fourth	.1700	.1680	.1660
	$.6770	$.6690	$.6610

The fiscal year 2009 cash distributions increased 1.2% over the cash distributions paid during fiscal year 2008, and fiscal year 2008 cash distributions increased 1.2% over the cash distributions paid during fiscal year 2007, respectively.

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

2009 Annual Report 51

Index

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

To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company’s long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, the Company intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of UPREIT Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or unsecured indebtedness.  However, our ability to raise funds through the sale of equity securities, the sale of properties, and additional long-term secured or unsecured borrowings is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, and the current trading price of our common shares, and the capital and debt markets may not consistently be available on terms that we consider attractive. In particular, as a result of the current economic downturn and turmoil in the capital markets, the availability of secured and unsecured loans has been sharply curtailed, and long-term credit has become significantly more costly. We cannot predict how long these conditions will continue.

We believe that we will generate sufficient cash flow from operations and have access to the capital resources necessary to fund our requirements. However, as a result of general economic conditions in our markets, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset values.

Sources and Uses of Cash

As of April 30, 2009, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $14.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. As of April 30, 2009, the Company had an outstanding balance of $4.0 million at First International Bank and Trust. Borrowings under the lines of credit bear interest based on the following, respectively: (1) Bremer Financial Corporation Reference Rate with a floor of 4.00%, (2) 175 basis points below the Wall Street Journal Prime Rate with a floor of 5.25% and a ceiling of 8.25%, and (3) 50 basis points above the Wall Street Journal Prime Rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit, and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in September 2009, December 2011 and December 2009, respectively.  The Company expects to renew these lines of credit prior to their expiration.  In addition to these three lines of credit, the Company also has a fully-drawn $5.0 million line of credit maturing in November 2009 with Dacotah Bank in Minot, North Dakota. Of this $5.0 million, the Company includes $3.5 million in mortgages payable on the Company’s balance sheet, as secured by six small apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit.

In September 2008, the Company filed a shelf registration statement on Form S-3 to offer for sale from time to time common shares and preferred shares. This registration statement was declared effective in October 2008. We may sell any combination of common shares and preferred shares up to an aggregate initial offering price of $150.0 million during the period that the registration statement remains effective. This registration statement replaced the Company’s previous shelf registration statement on Form S-3, which would have expired in December 2008; the remaining securities available for issuance under the previous registration statement (in an aggregate amount of approximately $30.7 million) were transferred to the current registration statement. The Company did not issue any common or preferred shares under the previous registration statement in fiscal year 2007. The Company issued 6.9 million common shares under the previous registration statement in fiscal year 2008, for net proceeds of $66.4

2009 Annual Report 52

Index

million. As of April 30, 2009, the Company had available securities under the current registration statement in the aggregate amount of approximately $143.9 million.

Continued uncertainty in the credit markets and declines and weakness in the general economy negatively impacted IRET during fiscal year 2009.  The credit markets have become considerably less favorable than in the recent past, and IRET accordingly has shifted its financing strategy to include more equity sales in order to address its financing needs.  Uncertainty about the pricing of commercial real estate and the curtailment of available financing to facilitate transactions has significantly reduced IRET’s ability to rely on cash-out refinancings and proceeds from the sale of real estate to provide funds for investment opportunities.  Additionally, current market conditions are not favorable for acquisitions and development, and consequently the potential for growth in net income from acquisitions and development is anticipated to be limited in fiscal year 2010.

Despite these market uncertainties, and a tightening in credit standards by lenders during the latter half of fiscal year 2009 in particular, IRET during fiscal year 2009 acquired or placed in service properties with an investment cost totaling $33.8 million. The Company had no material dispositions during fiscal year 2009.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount (currently 5%) from the market price, and to purchase additional common shares of the Company with voluntary cash contributions, also at a discount to the market price. During fiscal year 2009, approximately 1.3 million common shares were issued under this plan, with an additional 1.2 million common shares issued during fiscal year 2008, and 1.2 million common shares issued during fiscal year 2007.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  Approximately 362,000 units were issued in connection with property acquisitions during fiscal year 2009, and approximately 2.3 million units and 6.7 million units, respectively, were issued in connection with property acquisitions during fiscal years 2008 and 2007.

Primarily as a result of the conversion of UPREIT units and the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, the Company’s equity capital increased during fiscal 2009 by $22.4 million. Additionally, the equity capital of the Company was increased by $3.7 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital for the Company during fiscal year 2009 of $26.1 million. The Company’s equity capital increased by $108.6 million and $66.5 million in fiscal years 2008 and 2007, respectively.

Cash and cash equivalents on April 30, 2009 totaled $33.2 million, compared to $53.5 million and $44.5 million on the same date in 2008 and 2007, respectively. Net cash provided by operating activities decreased to $60.1 million in fiscal year 2009 from $61.9 million in fiscal year 2008, due primarily to decreased net income as a result of higher maintenance costs. Net cash provided by operating activities increased to $61.9 million in fiscal year 2008 from $58.4 million in fiscal year 2007, due primarily to increased net income as a result of less cash concessions given to tenants.

Net cash used in investing activities decreased to $54.4 million in fiscal year 2009, from $145.3 million in fiscal year 2008. Net cash used in investing activities was $161.4 million in fiscal year 2007. The decrease in net cash used in investing activities in fiscal year 2009 compared to fiscal year 2008 was primarily a result of fewer acquisitions of property. Net cash used by financing activities during fiscal year 2009 was $26.0 million, compared to $92.3 million provided by financing activities during fiscal year 2008. The difference was due primarily to a decrease in proceeds received from mortgage borrowings and refinancings. Net cash provided from financing activities decreased to $92.3 million during fiscal year 2008, from $130.0 million during fiscal year 2007, also due primarily to a decrease in proceeds received from mortgage borrowings and refinancings.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness was $1.1 billion on April 30, 2009 and 2008, and $951.1 million on April 30, 2007. Approximately 99.1% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2009, the weighted average rate of interest on the Company’s mortgage debt was 6.30%, compared to 6.37% on April 30, 2008 and 6.43% on April 30, 2007.

2009 Annual Report 53

Index

Revolving lines of credit. As of April 30, 2009, the Company had an outstanding balance of $4.0 million under its unsecured credit line with First International Bank and Trust and no amounts outstanding under its unsecured credit lines at Bremer Bank and First Western Bank and Trust. In addition to these three lines of credit, the Company also has a fully-drawn $5.0 million line of credit with Dacotah Bank. Of this $5.0 million, the Company includes $3.5 million in mortgages payable on the Company’s balance sheet, as secured by six small apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit. The Company had no amounts outstanding under these credit lines as of April 30, 2008 and 2007.

Mortgage Loans Receivable. Mortgage loans receivable net of allowance decreased to approximately $160,000 at April 30, 2009, from approximately $541,000 at April 30, 2008 and approximately $399,000 at April 30, 2007.

Property Owned. Property owned increased to $1.7 billion at April 30, 2009, from $1.6 billion at April 30, 2008. The increases resulted primarily from the acquisition of the additional investment properties net of dispositions as described in the “Property Acquisitions” and “Property Dispositions” subsections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2009, totaled $33.2 million, compared to $53.5 million on April 30, 2008 and $44.5 million on April 30, 2007. The decrease in cash on hand on April 30, 2009, as compared to April 30, 2008, was due primarily to a decrease in mortgage loan borrowings.

Marketable Securities. During fiscal year 2009, IRET’s investment in marketable securities classified as available-for-sale remained at approximately $420,000 on April 30, 2009 and 2008, a decrease from $2.0 million on April 30, 2007. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership decreased to 20.8 million units on April 30, 2009, compared to 21.2 million units on April 30, 2008 and 20.0 million units on April 30, 2007. The decrease in units outstanding at April 30, 2009 as compared to April 30, 2008, resulted primarily from the conversion of units to shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2009 totaled 60.3 million compared to 57.7 million common shares outstanding on April 30, 2008 and 48.6 million common shares outstanding on April 30, 2007. This increase in common shares outstanding from April 30, 2008 and 2007, to April 30, 2009, was due to the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan. Preferred shares of beneficial interest outstanding on April 30, 2009, 2008 and 2007 totaled 1.2 million.

Contractual Obligations and Other Commitments

The primary contractual obligations of the Company relate to its borrowings under its four lines of credit and mortgage notes payable. The Company had $5.5 million outstanding under its lines of credit at April 30, 2009. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2009, are included in the table below as “Long-term debt.” Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2009. The “Other Debt” category consists of an unsecured promissory note issued by the Company to the sellers of an office/warehouse property located in Minnesota.  The Company acquired this property for a purchase price of $4.0 million, consisting of $3.0 million in cash and the $1.0 million balance payable under a promissory note with a ten-year term.  If the tenant defaults in the initial term of the lease, the then-current balance of the promissory note is forfeited to the Company.

As of April 30, 2009, the Company is a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $503,000 per year in rent under these leases, which have remaining terms ranging from 4 to 92 years, and expiration dates ranging from July 2012 to October 2100.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant purchase obligations as of April 30, 2009, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in this purchase obligation category are costs for construction and expansion projects and capital improvements at the Company’s properties. Purchase obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our

2009 Annual Report 54

Index

properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,445,283	$204,380	$319,759	$186,032	$735,112
Other Debt (principal and interest)	$1,516	$60	$170	$211	$1,075
Operating Lease Obligations	$26,080	$503	$1,006	$1,006	$23,565
Purchase Obligations	$7,138	$7,138	$0	$0	$0

Off-Balance-Sheet Arrangements

As of April 30, 2009, the Company had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 30, 2009, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 15, 2009. On July 1, 2009, the Company paid a distribution of 17.05 cents per share on the Company’s common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 15, 2009. This distribution represented an increase of .05 cents or .3% over the previous regular quarterly distribution of 17.00 cents per common share/unit paid April 1, 2009.

Pending Acquisition.  The Company currently has no material pending acquisitions. In the fourth quarter of fiscal year 2009, IRET signed a purchase agreement to acquire a portfolio of office and retail properties located in the Minneapolis-St. Paul metropolitan area for a total of $29.7 million.  The Company subsequently terminated this purchase agreement. Subsequent to its April 30, 2009 fiscal year end, the Company signed a purchase agreement to acquire an approximately 42,180 square foot, single-tenant office showroom/warehouse building located in Iowa for $350,000 in cash and the issuance of limited partnership units of IRET Properties valued at $3.0 million, for a total purchase price of $3.4 million.  This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.

Common Share Offering.  Subsequent to its April 30, 2009 fiscal year end, in June 2009, the Company completed a public offering of 3,000,000 common shares of beneficial interest at $8.70 per share (before underwriting discounts and commissions).  Proceeds to the Company were $24,795,000 after deducting underwriting discounts and commissions but before deducting offering expenses.  The shares were sold pursuant to an Underwriting Agreement with Robert W. Baird & Co., Incorporated, D.A. Davidson & Co. and J.J.B. Hilliard, W.L. Lyons, Inc., and were issued pursuant to IRET’s registration statement on Form S-3 filed with and declared effective by the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates. Because approximately 99.1% of our debt, as of April 30, 2009 (98.9% and 97.7% respectively, as of April 30, 2008 and 2007), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2009, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.

2009 Annual Report 55

Index

	Future Principal Payments (in thousands)
Long Term Debt	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed Rate	$133,105	$103,811	$113,087	$48,370	$56,853	$605,355	$1,060,581	$1,291,494
Variable Rate	7,351	278	294	312	684	658	9,577	9,577
							$1,070,158	$1,301,071

	Future Interest Payments (in thousands)
Long Term Debt	2010	2011	2012	2013	2014	Thereafter	Total
Fixed Rate	$63,680	$55,481	$46,586	$41,412	$38,257	$128,883	$374,299
Variable Rate	244	119	103	84	60	216	826
							$375,125

The weighted average interest rate on all of our debt as of April 30, 2009, was 6.30%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $9.6 million of variable rate indebtedness would increase our annual interest expense by $96,000.

Marketable Securities. IRET’s investments in securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. As of April 30, 2009 and 2008, IRET had approximately $420,000 of marketable securities classified as “available-for-sale,” consisting of bank certificates of deposit. IRET had approximately $2.0 million of securities classified as “available-for-sale” as of April 30, 2007. The values of these securities will fluctuate with changes in market interest rates. As of April 30, 2007, IRET recorded in other comprehensive income an unrealized loss of $16,000 on these securities. During the fourth quarter of fiscal year 2008, IRET sold the securities in its deposit account with Merrill Lynch for a gain of approximately $42,000, recorded in other comprehensive income and in net income as of April 30, 2008.

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

Item 8. Financial Statements and Supplementary Data

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report, and are incorporated herein by reference

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures:  As of April 30, 2009, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended).  Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

2009 Annual Report 56

Index

commission’s rule and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Investors Real Estate Trust (together with its consolidated subsidiaries, the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

As of April 30, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2009, was effective.

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

The Company’s internal control over financial reporting as of April 30, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page F-2 hereof, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009.

(The remainder of this page has been intentionally left blank.)

2009 Annual Report 57

Index

Item 9B.  Other Information

During the fourth quarter of fiscal year 2009, the Compensation Committee of the Company’s Board of Trustees rescinded its previous decision to award 1,000 shares of IRET common shares of beneficial interest to each trustee for fiscal year 2009 under IRET’s 2008 Incentive Award Plan, and accordingly no shares were awarded or issued to the Company’s trustees for fiscal year 2009.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference. IRET has adopted a Code of Ethics applicable to, among others, IRET’s principal executive officer and principal financial and accounting officer. This Code is available on our website at www.iret.com.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The following table provides information as of April 30, 2009 regarding compensation plans (including individual compensation arrangements) under which our common shares of beneficial interest are available for issuance:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	0	2,000,000	(2)
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	2,000,000
(1)	The 2008 Incentive Award Plan of Investors Real Estate Trust and IRET Properties approved by shareholders on September 16, 2008.
(2)	All of the shares available for future issuance under the 2008 Incentive Award Plan approved by shareholders may be issued as restricted shares or performance shares.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

2009 Annual Report 58

Index

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and such information is incorporated herein by reference.

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

3.3
Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated January 31, 1997, filed as Exhibit 3(ii) to the Registration Statement on Form S-11, effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant on February 18, 1997 (File No. 0-14851), and incorporated herein by reference.

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

2009 Annual Report 59

Index

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

10.6*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2005, and incorporated herein by reference.

10.7*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 12, 2005, and incorporated herein by reference.

10.8	Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

10.9*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed September 11, 2006, and incorporated herein by reference.

10.10	Loan and Security Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.

10.11*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2007, and incorporated herein by reference.

10.12*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2008, and incorporated herein by reference.

10.13*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2009, and incorporated herein by reference.

10.14*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2007, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.

23.1	Consent of Deloitte & Touche LLP, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Senior Vice President and Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

32.2	Section 906 Certification of the Senior Vice President and Chief Financial Officer, filed herewith.

________________________

*      Indicates management compensatory plan, contract or arrangement.

2009 Annual Report 60

Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 8, 2009	Investors Real Estate Trust

	By:	/s/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	July 8, 2009

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee & Vice Chairman	July 8, 2009

/s/ Thomas A. Wentz. Sr.
Thomas A. Wentz, Sr.	President & Chief Executive Officer (Principal Executive Officer)	July 8, 2009

/s/ Timothy P. Mihalick
Timothy P. Mihalick	Trustee, Senior Vice President & Chief Operating Officer	July 8, 2009

/s/ Thomas A. Wentz, Jr.
Thomas A. Wentz, Jr.	Trustee & Senior Vice President	July 8, 2009

/s/ Diane K. Bryantt
Diane K. Bryantt	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	July 8, 2009

/s/ John D. Stewart
John D. Stewart	Trustee	July 8, 2009

/s/ Patrick G. Jones
Patrick G. Jones	Trustee	July 8, 2009

/s/ C.W. “Chip” Morgan
C.W. “Chip” Morgan	Trustee	July 8, 2009

/s/ John T. Reed
John T. Reed	Trustee	July 8, 2009

/s/ W. David Scott
W. David Scott	Trustee	July 8, 2009

2009 Annual Report 61

Index

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF April 30, 2009 AND 2008,
AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,
SHAREHOLDERS’ EQUITY AND CASH FLOWS FOR EACH OF
THE FISCAL YEARS IN THE PERIOD ENDED April 30, 2009.

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2009

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

PO Box 1988
3015 16th Street SW, Suite 100
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

2009 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2009 Annual Report F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and subsidiaries (the "Company") as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2009.  Our audits also included the consolidated financial statement schedules listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

2009 Annual Report F-2

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 13, 2009

2009 Annual Report F-3

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2009 and 2008

	(in thousands)
	April 30, 2009	April 30, 2008
ASSETS
Real estate investments
Property owned	$1,729,585	$1,648,259
Less accumulated depreciation	(262,871)	(219,379)
	1,466,714	1,428,880
Development in progress	0	22,856
Unimproved land	5,701	3,901
Mortgage loans receivable, net of allowance of $3 and $11, respectively	160	541
Total real estate investments	1,472,575	1,456,178
Other assets
Cash and cash equivalents	33,244	53,481
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance of $842 and $992, respectively	16,012	14,113
Accounts receivable, net of allowance of $286 and $261, respectively	2,738	4,163
Real estate deposits	88	1,379
Prepaid and other assets	1,051	349
Intangible assets, net of accumulated amortization of $44,887 and $34,493, respectively	52,173	61,649
Tax, insurance, and other escrow	7,261	8,642
Property and equipment, net of accumulated depreciation of $957 and $1,328, respectively	1,015	1,467
Goodwill	1,392	1,392
Deferred charges and leasing costs, net of accumulated amortization of $11,010 and $7,265, respectively	17,122	14,793
TOTAL ASSETS	$1,605,091	$1,618,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$32,773	$33,757
Revolving lines of credit	5,500	0
Mortgages payable	1,070,158	1,063,858
Other	1,516	978
TOTAL LIABILITIES	1,109,947	1,098,593

COMMITMENTS AND CONTINGENCIES (NOTE 15)
MINORITY INTEREST IN PARTNERSHIPS	13,010	12,609
MINORITY INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP	148,199	161,818
(20,838,197 units at April 30, 2009 and 21,238,342 units at April 30, 2008)
SHAREHOLDERS’ EQUITY
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2009 and April 30, 2008, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 60,304,154 shares issued and outstanding at April 30, 2009, and 57,731,863 shares issued and outstanding at April 30, 2008)	462,574	440,187
Accumulated distributions in excess of net income	(155,956)	(122,498)
Total shareholders’ equity	333,935	345,006
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,605,091	$1,618,026

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2009 Annual Report F-4

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2009, 2008, and 2007

	(in thousands, except per share data)
	2009	2008	2007
REVENUE
Real estate rentals	$194,758	$179,965	$162,410
Tenant reimbursement	45,247	41,205	35,128
TOTAL REVENUE	240,005	221,170	197,538
EXPENSES
Interest	68,743	63,439	58,424
Depreciation/amortization related to real estate investments	54,646	50,042	44,419
Utilities	18,975	17,793	15,157
Maintenance	27,603	24,582	21,691
Real estate taxes	30,443	27,133	23,281
Insurance	3,051	2,624	2,377
Property management expenses	18,079	15,273	13,826
Administrative expenses	4,430	4,745	4,162
Advisory and trustee services	452	458	289
Other expenses	1,440	1,344	1,240
Amortization related to non-real estate investments	2,068	1,476	1,082
Impairment of real estate investment	338	0	0
TOTAL EXPENSES	230,268	208,909	185,948
Interest income	608	2,095	1,944
Other income	314	665	721
Income before gain (loss) on sale of other investments and minority interest and discontinued operations	10,659	15,021	14,255
Gain (loss) on sale of other investments	54	42	(38)
Minority interest portion of operating partnership income	(2,227)	(3,524)	(3,217)
Minority interest portion of other partnerships’ loss	40	136	26
Income from continuing operations	8,526	11,675	11,026
Discontinued operations, net of minority interest	0	413	3,084
NET INCOME	8,526	12,088	14,110
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,154	$9,716	$11,738
Earnings per common share from continuing operations	$.11	$.17	$.18
Earnings per common share from discontinued operations	.00	.01	.06
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.11	$.18	$.24

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2009 Annual Report F-5

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended April 30, 2009, 2008, and 2007

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPRE-HENSIVE (LOSS)	TOTAL SHARE- HOLDERS’ EQUITY
BALANCE APRIL 30, 2006	1,150	$27,317	46,915	$339,384	$(77,093)	$(48)	$289,560
Comprehensive Income
Net income					14,110		14,110
Unrealized gain for the period on securities available-for-sale						32	32
Total comprehensive income							14,142
Distributions - common shares					(31,472)		(31,472)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,215	11,412			11,412
Sale of shares			32	303			303
Redemption of units for common shares			410	3,411			3,411
Fractional shares repurchased			(2)	(15)			(15)
BALANCE APRIL 30, 2007	1,150	$27,317	48,570	$354,495	$(96,827)	$(16)	$284,969
Comprehensive Income
Net income					12,088		12,088
Unrealized gain for the period on securities available-for-sale						16	16
Total comprehensive income							12,104
Distributions - common shares					(35,387)		(35,387)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,177	11,274			11,274
Sale of shares			6,934	66,679			66,679
Redemption of units for common shares			1,052	7,753			7,753
Fractional shares repurchased			(1)	(14)			(14)
BALANCE APRIL 30, 2008	1,150	$27,317	57,732	$440,187	$(122,498)	$0	$345,006
Net income					8,526		8,526
Distributions - common shares					(39,612)		(39,612)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,186	11,385			11,385
Sale of shares			641	5,978			5,978
Redemption of units for common shares			746	5,034			5,034
Fractional shares repurchased			(1)	(10)			(10)
BALANCE APRIL 30, 2009	1,150	$27,317	60,304	$462,574	$(155,956)	$0	$333,935

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2009 Annual Report F-6

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2009, 2008, and 2007

	(in thousands)
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,526	$12,088	$14,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,832	52,423	46,695
Minority interest portion of income	2,187	3,541	4,273
Gain on sale of real estate, land and other investments	(54)	(556)	(4,602)
Impairment of real estate investments	338	0	640
Bad debt expense	2,472	1,060	507
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(2,403)	(1,921)	(3,247)
Decrease (increase) in accounts receivable	(603)	(1,754)	(1,007)
(Increase) decrease in prepaid and other assets	(702)	219	(132)
Decrease (increase) in tax, insurance and other escrow	1,381	(1,420)	1,671
Increase in deferred charges and leasing costs	(5,686)	(5,468)	(4,801)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,153)	3,667	4,334
Net cash provided by operating activities	60,135	61,879	58,441
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	0	1,740	525
Net proceeds (payments) of real estate deposits	1,291	(644)	442
Principal proceeds on mortgage loans receivable	389	25	23
Investment in mortgage loans receivable	0	(167)	0
Purchase of marketable securities - available-for-sale	0	(54)	(132)
Proceeds from sale of real estate and other investments	68	1,374	22,375
Insurance proceeds received	2,962	837	0
Payments for acquisitions and improvements of real estate investments	(59,077)	(148,364)	(184,613)
Net cash used by investing activities	(54,367)	(145,253)	(161,380)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	5,978	66,679	303
Proceeds from mortgages payable	73,530	111,684	257,664
Proceeds from minority partner	717	0	54
Proceeds from revolving lines of credit and other debt	20,500	0	20,500
Repurchase of fractional shares and minority interest units	(10)	(14)	(15)
Distributions paid to common shareholders, net of reinvestment of $10,603, $10,518 and $10,607, respectively	(29,009)	(24,869)	(20,865)
Distributions paid to preferred shareholders	(2,372)	(2,372)	(2,372)
Distributions paid to unitholders of operating partnership, net reinvestment of $782, $756 and $805, respectively	(13,601)	(12,747)	(10,258)
Distributions paid to other minority partners	(277)	(179)	(170)
Redemption of partnership units	(158)	0	0
Redemption of investment certificates	0	(11)	(2,440)
Principal payments on mortgages payable	(67,230)	(45,759)	(88,345)
Principal payments on revolving lines of credit and other debt	(14,073)	(73)	(24,086)
Net cash (used) provided by financing activities	(26,005)	92,339	129,970
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,237)	8,965	27,031
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	53,481	44,516	17,485
CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,244	$53,481	$44,516

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2009 Annual Report F-7

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2009, 2008, and 2007

	(in thousands)
	2009	2008	2007
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$10,603	$10,518	$10,607
Operating partnership distribution reinvestment plan	782	756	805
Real estate investment acquired through assumption of indebtedness and accrued costs	0	46,794	16,838
Assets acquired through the issuance of minority interest units in the operating partnership	3,730	22,931	62,427
Operating partnership units converted to shares	5,034	7,753	3,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on mortgages	$67,947	$62,110	$56,918
Interest on investment certificates	0	2	164
Interest on margin account and other	421	98	812
	$68,368	$62,210	$57,894

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2009 Annual Report F-8

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009, 2008, and 2007

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of April 30, 2009, IRET owned 77 multi-family residential properties with approximately 9,645 apartment units and 167 commercial properties, consisting of office, medical, industrial and retail properties, totaling approximately 11.7 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 74.3% and 73.1% as of April 30, 2009 and 2008, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations with minority interests reflecting the minority partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 165, Subsequent Events (“FAS 165”). FAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. FAS 165 is effective for interim periods or fiscal years ending after June 15, 2009. The Company does not expect this Statement to have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) on Emerging Issues Task Force Issue 03-6, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included

2009 Annual Report F-9

NOTE 2 • continued

in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company currently has no unvested share-based payment awards outstanding, but expects that in the future some may be granted under its 2008 Incentive Award Plan approved by shareholders in September 2008.  The Company’s adoption of this staff position on May 1, 2009 did not impact the Company’s EPS calculations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited. The adoption of FSP 142-3 did not have a material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests are recharacterized as noncontrolling interests and are reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest are included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value with any gain or loss recognized in earnings. SFAS 160 was effective for the Company on May 1, 2009. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This new standard significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions, and changes the accounting treatment for certain items, including contingent consideration agreements, which will be required to be recorded at acquisition date fair value, and acquisition costs which will be required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and accordingly we adopted the standard on May 1, 2009; the new standard impacted the accounting for acquisitions we made after our adoption. Upon adoption of this pronouncement, we wrote off to general and administrative expense approximately $32,000 of previously capitalized pre-acquisition costs.  The impact of this pronouncement on our financial statements is dependent on the volume of our acquisition activity in fiscal year 2010 and beyond. We currently expect the most significant impact of this statement to be the treatment of transaction costs, which are expensed as a period cost due to the adoption of this statement.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on May 1, 2008; however, FASB Staff Position No. 157-2 deferred the effective date for certain non-financial assets and liabilities not re-

2009 Annual Report F-10

NOTE 2 • continued

measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008 (for the Company, May 1, 2009).  SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  At April 30, 2009, the Company’s marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

2009 Annual Report F-11

NOTE 2 • continued

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. An impairment loss of $640,000 was recorded in fiscal year 2007. No impairment losses were recorded in fiscal year 2008. An impairment loss of $338,000 was recorded in fiscal year 2009.

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

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In fiscal years 2009 and 2008, respectively, the Company added approximately $565,000 and $38.0 million of new intangible assets, net of intangible liabilities, all of which were classified as in-place leases. The weighted average lives of these intangibles are 1.8 years for fiscal 2009 and 7.0 years for fiscal year 2008. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

2009 Annual Report F-12

NOTE 2 • continued

As of April 30, 2009 and 2008, respectively, the net carrying amounts of the Company’s identified intangible assets and liabilities were $51.7 million and $60.7 million (net of accumulated amortization of $42.8 million and $32.8 million), respectively. The estimated annual amortization of the Company’s identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2010	$8,484
2011	6,372
2012	4,353
2013	3,361
2014	2,956

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of April 30, 2009 and 2008 were $1.4 million. The annual reviews for these same periods indicated no impairment.

PROPERTY AND EQUIPMENT

Property and equipment consists of the equipment contained at IRET’s headquarters in Minot, North Dakota, and other locations in Minneapolis, Minnesota; Omaha, Nebraska; Kansas City, Kansas; St. Louis, Missouri and Jamestown, North Dakota. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2009 and 2008, the cost was $2.0 million and $2.8 million, respectively. Accumulated depreciation was $1.0 million and $1.3 million as of April 30, 2009 and 2008, respectively.

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

2009 Annual Report F-13

NOTE 2 • continued

underlying reasons for the decline in fair value. Management considers a wide range of factors in making this assessment. Those factors include, but are not limited to, the length and severity of the decline in value and changes in the credit quality of the issuer or underlying assets. The Company does not engage in trading activities.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2009, 2008 and 2007 is as follows:

	(in thousands)
	2009	2008	2007
Balance at beginning of year	$1,264	$910	$725
Provision	2,472	1,060	507
Write-off	(2,605)	(706)	(322)
Balance at close of year	$1,131	$1,264	$910

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

2009 Annual Report F-14

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

2009 Annual Report F-14

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.5 billion and $1.4 billion as of April 30, 2009, and April 30, 2008, respectively.

Construction period interest of approximately, $912,000, $505,000, and $69,000, has been capitalized for the years ended April 30, 2009, 2008, and 2007, respectively.

The future minimum lease receipts to be received under non-cancellable leases for commercial properties as of April 30, 2009, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2010	$111,786
2011	99,833
2012	84,440
2013	72,039
2014	61,911
Thereafter	267,961
$697,970

During fiscal 2009, the Company incurred a loss of approximately $338,000 due to impairment of the property formerly used as IRET’s Minot headquarters. During fiscal 2008, the Company incurred no losses due to impairment. For the year ended April 30, 2007, the Company incurred a loss of approximately $640,000 due to impairment of three properties and one parcel of unimproved land. The 2007 impairment losses were related to properties which were subsequently sold; accordingly such losses are included in discontinued operations (Note 12).

NOTE 5 • MORTGAGE LOANS RECEIVABLE - NET

The mortgage loans receivable consists of one contract for deed that is collateralized by real estate. The interest rate on this loan is 7.0% and it matures in fiscal 2013. Future principal payments due under this mortgage loan as of April 30, 2009, are as follows:

Year Ended April 30,	(in thousands)
2010	$2
2011	2
2012	2
2013	157
163
Less allowance for doubtful accounts	(3)
$160

There were no non-performing mortgage loans receivable as of April 30, 2009, and 2008.

NOTE 6 • MARKETABLE SECURITIES

The amortized cost and fair value of marketable securities available-for-sale at April 30, 2009 and 2008 are as follows.

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bank certificates of deposit	$420	$0	$0	$420
	$420	$0	$0	$420

As of April 30, 2009, the investment in bank certificates of deposit will mature in less than one year.

There were no realized gains or losses on sales of securities available-for-sale for the fiscal year ended April 30, 2009. There was a realized gain on sale of securities available-for-sale of $42,000 for the fiscal year ended April 30, 2008. There were no realized gains or losses on sales of securities available-for-sale for the fiscal year ended April 30, 2007.

2009 Annual Report F-16

NOTE 7 • REVOLVING LINES OF CREDIT

IRET has lines of credit with four financial institutions as of April 30, 2009. Interest payments on outstanding borrowings are due monthly. These credit facilities are summarized in the following table:

	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2009	Amount Outstanding as of April 30, 2008	Applicable Interest Rate as of April 30, 2009	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2009

Lines of Credit
(1) Bremer Bank	$10,000	$0	$0	4.00%	09/01/09	4.6%
(2) First Western Bank & Trust	12,000	0	0	5.25%	12/10/11	4.5%
(3) First International Bank & Trust	14,000	4,000	0	3.75%	12/19/09	4.8%
(4) Dacotah Bank	1,500	1,500	0	3.25%	11/4/09	3.3%

Total	$37,500	$5,500	$0

Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate with a floor of 4.00%, (2) 175 basis points below the Wall Street Journal Prime Rate with a floor of 5.25% and a ceiling of 8.25% and (3) 50 basis points above the Wall Street Journal Prime Rate.  In addition to these three lines of credit, the Company also has a fully-drawn $5.0 million line of credit maturing in November 2009 with Dacotah Bank in Minot, North Dakota. Of this $5.0 million, the Company includes $3.5 million in mortgages payable on the Company’s balance sheet, as secured by six small apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit. Borrowings under the Dacotah Bank line of credit bear interest based on the Wall Street Journal Prime Rate.

NOTE 8 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.75% to 9.75%, and the mortgages have varying maturity dates from August 1, 2009, through April 1, 2040.

Of the mortgages payable, the balance of fixed rate mortgages totaled $1.1 billion at April 30, 2009 and 2008, and the balances of variable rate mortgages totaled $9.6 million and $11.7 million as of April 30, 2009, and 2008, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2009, the weighted average rate of interest on the Company’s mortgage debt was 6.30%, compared to 6.37% on April 30, 2008. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2009, is as follows:

Year Ended April 30,	(in thousands)
2010	$140,456
2011	104,089
2012	113,381
2013	48,682
2014	57,537
Thereafter	606,013
Total payments	$1,070,158

2009 Annual Report F-17

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

BANKING SERVICES

The Company maintains an unsecured line of credit with First International Bank and Trust, Watford City, North Dakota (First International). During fiscal years 2009, 2008 and 2007, respectively, the Company’s interest charges were approximately $91,000, $0, and $71,000, for borrowings under the First International line of credit.  During fiscal year 2007, the Company entered into two mortgage loans with First International in the amounts of $450,000 and $2.4 million, respectively, paying a total of approximately $34,000 in origination fees and loan closing costs for these two loans, and paying interest on the loans of approximately $26,000 and $69,000, respectively, during fiscal year 2007, and interest of approximately $34,000 and $174,000, respectively, on the loans in fiscal year 2008, and interest of approximately $33,000 and $171,000, respectively, during fiscal year 2009.  The Company also maintains a number of checking accounts with First International.  In each of fiscal years 2009, 2008 and 2007, respectively, IRET paid less than $500 in total in various wire transfer and other fees charged on these checking accounts.  Stephen L. Stenehjem, a member of the Company’s Board of Trustees and Audit Committee, is the President and Chief Executive Officer of First International, and the bank is owned by Mr. Stenehjem and members of his family.

NOTE 10 • ACQUISITIONS AND DISPOSITIONS IN FISCAL YEARS 2009 AND 2008

PROPERTY ACQUISITIONS

IRET Properties paid approximately $33.8 million for real estate properties added to its portfolio during fiscal year 2009, compared to $154.7 million in fiscal year 2008. Of the $33.8 million paid for real estate properties added to the Company’s portfolio in fiscal year 2009, approximately $3.7 million was paid in the form of limited partnership units of the Operating Partnership, with the remainder paid in cash.  Of the $154.7 million paid in fiscal year 2008, approximately $22.9 million consisted of the value of limited partnership units of the Operating Partnership and approximately $46.8 million consisted of the assumption of mortgage debt, with the remainder paid in cash. The fiscal year 2009 and 2008 additions are detailed below.

2009 Annual Report F-18

NOTE 10 • continued

Fiscal 2009 (May 1, 2008 to April 30, 2009)

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
33-unit Minot Westridge Apartments – Minot, ND	$67	$1,887	$0	$1,954
12-unit Minot Fairmont Apartments – Minot, ND	28	337	0	365
4-unit Minot 4th Street Apartments – Minot, ND	15	74	0	89
3-unit Minot 11th Street Apartments – Minot, ND	11	53	0	64
36-unit Evergreen Apartments – Isanti, MN	380	2,720	0	3,100
10-unit 401 S. Main Apartments – Minot, ND1	0	905	0	905
71-unit IRET Corporate Plaza Apartments – Minot, ND2	0	10,824	0	10,824
	501	16,800	0	17,301
Commercial Property - Office
22,500 sq. ft. Bismarck 715 E. Bdwy – Bismarck, ND	389	1,267	255	1,911
50,360 sq. ft. IRET Corporate Plaza – Minot, ND2	0	3,896	0	3,896
	389	5,163	255	5,807
Commercial Property - Medical
56,239 sq. ft. 2828 Chicago Avenue – Minneapolis, MN3	0	5,052	0	5,052
31,643 sq. ft. Southdale Medical Expansion (6545 France) – Edina, MN4	0	779	0	779
	0	5,831	0	5,831
Commercial Property - Industrial
69,984 sq. ft. Minnetonka 13600 Cty Rd 62 – Minnetonka, MN	809	2,881	310	4,000
	809	2,881	310	4,000
Unimproved Land
Bismarck 2130 S. 12th Street – Bismarck, ND	576	0	0	576
Bismarck 700 E. Main – Bismarck, ND	314	0	0	314
	890	0	0	890

Total Property Acquisitions	$2,589	$30,675	$565	$33,829

(1)
Development property placed in service November 10, 2008. Approximately $145,000 of this cost was incurred in the three months ended April 30, 2009.  Additional costs incurred in fiscal year 2008 totaled approximately $14,000 for a total project cost at April 30, 2009 of approximately $919,000.

(2)
Development property placed in service January 19, 2009.  Approximately $1.8 million of the residential cost and $563,000 of the commercial office cost was incurred in the three months ended April 30, 2009. Additional costs incurred in fiscal years 2008 and 2007 totaled $8.6 million for a total project cost at April 30, 2009 of $23.3 million.

(3)
Development property placed in service September 16, 2008. Approximately $800,000 of this cost was incurred in the three months ended January 31, 2009. Additional costs incurred in fiscal years 2008 and 2007 totaled $7.8 million for a total project cost at April 30, 2009 of $12.9 million.

(4)
Development property placed in service September 17, 2008. Approximately $364,000 of this cost was incurred in the three months ended January 31, 2009. Additional costs incurred in fiscal year 2008 totaled $5.4 million for a total project cost at April 30, 2009 of $6.2 million.

2009 Annual Report F-19

NOTE 10 • continued

Fiscal 2008 (May 1, 2007 to April 30, 2008)

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
96 – unit Greenfield Apartments – Omaha, NE	$578	$4,122	$0	$4,700
67 – unit Cottonwood Lake IV – Bismarck, ND1	267	5,924	0	6,191
	845	10,046	0	10,891
Commercial Property – Office
20,528 sq. ft. Plymouth 5095 Nathan Lane Office Building – Plymouth, MN	604	1,236	160	2,000
78,560 sq. ft. 610 Business Center IV – Brooklyn Park, MN	975	5,525	0	6,500
64,607 sq. ft. Intertech Office Building – Fenton, MO	2,130	3,951	919	7,000
	3,709	10,712	1,079	15,500
Commercial Property—Medical (including Senior Housing)
18,502 sq. ft. Barry Pointe Medical Building – Kansas City, MO	384	2,355	461	3,200
11,800 sq. ft./28 beds Edgewood Vista – Billings, MT	115	1,743	2,392	4,250
18,488 sq. ft./36 beds Edgewood Vista – East Grand Forks, MN	290	1,346	3,354	4,990
11,800 sq. ft./28 beds Edgewood Vista – Sioux Falls, SD	314	971	2,065	3,350
55,478 sq. ft. Edina 6405 France Medical – Edina, MN2	0	12,179	1,436	13,615
70,934 sq. ft. Edina 6363 France Medical – Edina, MN2	0	12,651	709	13,360
57,212 sq. ft. Minneapolis 701 25th Ave Medical (Riverside) – Minneapolis, MN2	0	7,225	775	8,000
53,466 sq. ft. Burnsville 303 Nicollet Medical (Ridgeview) – Burnsville, MN	1,071	6,842	887	8,800
36,199 sq. ft. Burnsville 305 Nicollet Medical (Ridgeview South) – Burnsville, MN	189	5,127	584	5,900
17,640 sq. ft. Eagan 1440 Duckwood Medical – Eagan, MN	521	1,547	257	2,325
5,192 sq. ft./13 beds Edgewood Vista – Belgrade, MT	35	744	1,321	2,100
5,194 sq. ft./13 beds Edgewood Vista – Columbus, NE	43	793	614	1,450
168,801 sq. ft./185 beds Edgewood Vista – Fargo, ND	792	20,578	4,480	25,850
5,185 sq. ft./13 beds Edgewood Vista – Grand Island, NE	34	742	624	1,400
5,135 sq. ft./13 beds Edgewood Vista – Norfolk, NE	42	691	567	1,300
	3,830	75,534	20,526	99,890
Commercial Property – Industrial
50,400 sq. ft. Cedar Lake Business Center – St. Louis Park, MN	896	2,802	342	4,040
528,353 sq. ft. Urbandale Warehouse Building – Urbandale, IA	3,679	9,840	481	14,000
69,600 sq. ft. Woodbury 1865 Woodlane – Woodbury, MN	1,108	2,613	279	4,000
198,600 sq. ft. Eagan 2785 & 2795 Highway 55—Eagan, MN	3,058	2,557	785	6,400
	8,741	17,812	1,887	28,440

Total Property Acquisitions	$17,125	$114,104	$23,492	$154,721

(1)	Development property placed in service January 2, 2008.
(2)	Acquisition of leasehold interests only (air rights lease and ground leases).

2009 Annual Report F-20

NOTE 10 • continued

PROPERTY DISPOSITIONS

During fiscal year 2009, the Company had no material dispositions, compared to two properties and two buildings of an apartment community sold  for an aggregate sale price of $1.4 million during fiscal 2008. Real estate assets sold by IRET during fiscal year 2008 were as follows:

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

Segment information in this report is presented based on net operating income, which we define as total revenues less property operating expenses and real estate taxes.  The following tables present revenues and net operating income for the fiscal years ended April 30, 2009, 2008 and 2007 from our five reportable segments, and reconcile net operating income of reportable segments to income before gain (loss) on sale of other investments and minority interest and discontinued operations as reported. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2009	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$76,716	$83,446	$52,564	$12,711	$14,568	$240,005
Real estate expenses	36,162	37,644	16,046	3,222	5,077	98,151
Net operating income	$40,554	$45,802	$36,518	$9,489	$9,491	141,854
Interest						(68,743)
Depreciation/amortization						(56,714)
Administrative, advisory and trustee fees						(4,882)
Other expenses						(1,440)
Impairment of real estate investment						(338)
Other income						922
Income before gain (loss) on sale of other investments and minority interest and discontinued operations						$10,659

2009 Annual Report F-21

NOTE 11 • continued

	(in thousands)
Year Ended April 30, 2008	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$72,827	$84,042	$38,412	$11,691	$14,198	$221,170
Real estate expenses	34,637	36,206	9,756	2,529	4,277	87,405
Net operating income	$38,190	$47,836	$28,656	$9,162	$9,921	133,765
Interest						(63,439)
Depreciation/amortization						(51,518)
Administrative, advisory and trustee fees						(5,203)
Other expenses						(1,344)
Other income						2,760
Income before gain (loss) on sale of other investments and minority interest and discontinued operations						$15,021

	(in thousands)
Year Ended April 30, 2007	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Real estate revenue	$66,972	$73,603	$34,783	$8,091	$14,089	$197,538
Real estate expenses	31,454	30,475	8,675	1,253	4,475	76,332
Net operating income	$35,518	$43,128	$26,108	$6,838	$9,614	121,206
Interest						(58,424)
Depreciation/amortization						(45,501)
Administrative, advisory and trustee fees						(4,451)
Other expenses						(1,240)
Other income						2,665
Income before gain (loss) on sale of other investments and minority interest and discontinued operations						$14,255

Segment Assets and Accumulated Depreciation

	(in thousands)
As of April 30, 2009	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Segment assets
Property owned	$542,547	$571,565	$388,219	$108,103	$119,151	$1,729,585
Less accumulated depreciation	(115,729)	(72,960)	(42,345)	(12,847)	(18,990)	(262,871)
Total property owned	$426,818	$498,605	$345,874	$95,256	$100,161	$1,466,714
Cash and cash equivalents						33,244
Marketable securities – available-for-sale						420
Receivables and other assets						98,852
Unimproved land						5,701
Mortgage receivables, net of allowance						160
Total Assets						$1,605,091

2009 Annual Report F-22

NOTE 11 • continued

	(in thousands)
As of April 30, 2008	Multi-Family Residential	Commercial-Office	Commercial-Medical	Commercial-Industrial	Commercial-Retail	Total

Segment assets
Property owned	$510,697	$556,712	$359,986	$104,060	$116,804	$1,648,259
Less accumulated depreciation	(101,964)	(58,095)	(32,466)	(10,520)	(16,334)	(219,379)
Total property owned	$408,733	$498,617	$327,520	$93,540	$100,470	$1,428,880
Cash and cash equivalents						53,481
Marketable securities – available-for-sale						420
Receivables and other assets						107,947
Development in progress						22,856
Unimproved land						3,901
Mortgage receivables, net of allowance						541
Total Assets						$1,618,026

NOTE 12 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as held for sale as of April 30, 2009, 2008 and 2007. The following information shows the effect on net income, net of minority interest, and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2008 and 2007. There were no sales of property classified as discontinued operations for the fiscal year ended April 30, 2009.

	(in thousands)
	2008	2007
REVENUE
Real estate rentals	$208	$1,609
Tenant reimbursement	2	66
TOTAL REVENUE	210	1,675
EXPENSES
Interest	0	415
Depreciation/amortization related to real estate investments	47	299
Utilities	35	205
Maintenance	22	214
Real estate taxes	28	202
Insurance	4	31
Property management expenses	22	132
Administrative expenses	0	2
Other expenses	0	9
Impairment of real estate investment	0	640
TOTAL EXPENSES	158	2,149
Income before minority interest and gain on sale of discontinued operations	52	(474)
Minority interest portion of operating partnership income	(153)	(1,082)
Gain on sale of discontinued operations	514	4,640
DISCONTINUED OPERATIONS, NET OF MINORITY INTEREST	$413	$3,084
Segment Data
Multi-Family Residential	$415	$1,783
Commercial - Office	(2)	392
Commercial - Medical	0	605
Commercial - Industrial	0	0
Commercial - Retail	0	170
Unimproved Land	0	134
Total	$413	$3,084

2009 Annual Report F-23

NOTE 12 • continued

	(in thousands)
	2008	2007
Property Sale Data
Sales price	$1,435	$22,543
Net book value and sales costs	921	17,903
Gain on sale of discontinued operations	$514	$4,640

NOTE 13 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on diluted earnings per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2009, 2008 and 2007:

	For Years Ended April 30,
	(in thousands, except per share data)
	2009	2008	2007
NUMERATOR
Income from continuing operations	$8,526	$11,675	$11,026
Discontinued operations	0	413	3,084
Net income	8,526	12,088	14,110
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
Numerator for basic earnings per share – net income available to common shareholders	6,154	9,716	11,738
Minority interest portion of operating partnership income	2,227	3,677	4,299
Numerator for diluted earnings per share	$8,381	$13,393	$16,037
DENOMINATOR
Denominator for basic earnings per share weighted average shares	58,603	53,060	47,672
Effect of dilutive securities convertible operating partnership units	21,217	20,417	17,017
Denominator for diluted earnings per share	79,820	73,477	64,689
Earnings per common share from continuing operations – basic and diluted	$.11	$.17	$.18
Earnings per common share from discontinued operations – basic and diluted	.00	.01	.06
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.11	$.18	$.24

NOTE 14 • RETIREMENT PLANS

IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401(k) plan.  IRET’s defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed one year of service.  Participation in IRET’s defined contribution 401(k) plan is available to all employees over the age of 21 immediately upon their employment with the Company, and employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS.  Employer contributions to the profit sharing and 401(k) plans are at the discretion of the Company’s management.  IRET currently contributes 4.5% of the salary of each employee participating in the profit sharing plan, and 3% of the salary of each employee participating in the 401(k) plan, for a total contribution of 7.5% of the salary of each of the employees participating in both plans. Contributions by IRET to these plans on behalf of employees totaled approximately $356,000 in fiscal year 2009, $305,000 in fiscal year 2008 and $258,000 in fiscal year 2007.

2009 Annual Report F-24

NOTE 15 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2009, the Company is a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $503,000 per year in rent under these ground leases, which have remaining terms ranging from 4 to 92 years, and expiration dates ranging from July 2012 to October 2100. The Company has renewal options for five of the eleven ground leases, and rights of first offer or first refusal for the remainder.

The expected timing of ground and air rights lease payments as of April 30, 2009 is as follows:

(in thousands)
Year Ended April 30,	Lease Payments
2010	$503
2011	503
2012	503
2013	503
2014	503
Thereafter	23,565
Total	$26,080

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

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of April 30, 2009, the Company is committed to fund approximately $7.1 million in tenant improvements, within approximately the next 12 months.

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

2009 Annual Report F-25

NOTE 15 • continued

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2009	2008	2007
Abbott Northwest-Sartell, MN	$12,653	$1,292	$1,292	$1,252
Edgewood Vista-Belgrade, MT	2,135	196	31	0
Edgewood Vista-Billings, MT	4,274	396	66	0
Edgewood Vista-Bismarck, ND	10,903	1,008	985	980
Edgewood Vista-Brainerd, MN	10,667	988	971	968
Edgewood Vista-Columbus, NE	1,481	136	21	0
Edgewood Vista-East Grand Forks, MN	5,012	464	78	0
Edgewood Vista-Fargo, ND	26,322	2,065	310	0
Edgewood Vista-Fremont, NE	588	72	69	68
Edgewood Vista-Grand Island, NE	1,431	132	20	0
Edgewood Vista-Hastings, NE	606	76	69	68
Edgewood Vista-Hermantown I, MN	21,510	2,040	1,557	1,472
Edgewood Vista-Hermantown II, MN	12,359	1,144	1,127	1,124
Edgewood Vista-Kalispell, MT	624	76	72	72
Edgewood Vista-Missoula, MT	999	96	132	132
Edgewood Vista-Norfolk, NE	1,332	124	19	0
Edgewood Vista-Omaha, NE	676	80	77	76
Edgewood Vista-Sioux Falls, SD	3,357	312	52	0
Edgewood Vista-Spearfish, SD	6,792	628	612	608
Edgewood Vista-Virginia, MN	17,132	1,736	1,381	1,320
Fox River Cottages - Grand Chute, WI	3,956	388	387	260
Healtheast St John & Woodwinds- Maplewood & Woodbury, MN	21,601	2,052	2,032	2,032
Great Plains - Fargo, ND	15,375	1,876	1,876	1,876
Minnesota National Bank - Duluth, MN	2,104	211	205	135
St. Michael Clinic - St. Michael, MN	2,851	240	229	35
Stevens Point - Stevens Point, WI	15,020	1,356	1,279	630
Total	$201,760	$19,184	$14,949	$13,108

Income Guarantees. In connection with its acquisition in April 2004 of a portfolio of properties located in and near Duluth, Minnesota, the Company received from the seller of the properties a guarantee, for five years from the closing date of the acquisition, of a specified minimum amount of annual net operating income, before debt service (principal and interest payments), from two of the properties included in the portfolio. As of April 30, 2009, the Company has recorded a receivable for payment of approximately $215,000 under this guarantee.

Restrictions on Taxable Dispositions.  Approximately 131 of the Company’s properties, consisting of approximately 7.3 million square feet of our combined commercial segment’s properties and 4,101 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $862.3 million at April 30, 2009.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and its other properties for investment purposes, rather than for sale.  Historically, however, where the Company has deemed it to be in its shareholders’ best interests to dispose of restricted properties, the Company has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of UPREIT Units.  The limited partnership units (“UPREIT Units”) of the Company’s operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company’s common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share

2009 Annual Report F-26

NOTE 15 • continued

for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of April 30, 2009 and 2008, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $198.2 million and $218.3 million, respectively.

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

Development Projects.  The Company completed several development or renovation projects during fiscal year 2009; these projects are included in the Acquisitions and Development Projects Placed in Service table in Note 10 above.  IRET currently is constructing a 24-unit apartment building in Lincoln, NE, to replace the building in its Thomasbrook apartment complex destroyed by fire in July 2008.  The construction of this apartment building is expected to cost approximately $2.2 million, of which $2.1 million will be covered by insurance.  The remaining cost not covered by insurance is due to various property upgrades incorporated in the project by IRET to modernize and enhance the marketability of the units being constructed.

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

Pending Acquisition. Subsequent to its April 30, 2009 fiscal year end, the Company signed a purchase agreement to acquire an approximately 42,180 square foot, single-tenant office showroom/warehouse building located in Iowa for $350,000 in cash and the issuance of limited partnership units of IRET Properties valued at $3.0 million, for a total purchase price of $3.4 million.  This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.

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

2009 Annual Report F-27

NOTE 16 • continued

The estimated fair values of the Company’s financial instruments as of April 30, 2009 and 2008, are as follows:

	(in thousands)
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$160	$160	$541	$541
Cash and cash equivalents	33,244	33,244	53,481	53,481
Marketable securities - available-for-sale	420	420	420	420
FINANCIAL LIABILITIES
Other debt	1,000	1,129	73	74
Mortgages payable	1,070,158	1,301,071	1,063,858	1,079,986

NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND SHAREHOLDERS’ EQUITY

Distribution Reinvestment and Share Purchase Plan.  During fiscal years 2009 and 2008, IRET issued 1.3 million and 1.2 million common shares, respectively, pursuant to its distribution reinvestment and share purchase plan, at a total value at issuance of $12.4 million and $11.4 million, respectively. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2009 consisted of 1.2 million shares valued at issuance at $11.4 million that were issued for reinvested distributions and approximately 108,000 shares valued at $1.0 million at issuance that were sold for  voluntary cash contributions. All the shares issued under the distribution reinvestment plan during fiscal year 2008 were issued for reinvested distributions. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares, and may elect to make voluntary cash contributions for the  purchase of IRET common shares, at a discount (currently 5%) from the market price.

Conversion of Units to Common Shares.  During fiscal years 2009 and 2008, respectively, approximately 746,000 and 1.1 million Units were converted to common shares, with a total value of $5.0 million and $7.8 million included in shareholders’ equity.

Issuance of Common Shares.  In April 2009, the Company commenced the sale of up to $50 million of common shares pursuant to a continuous offering program. Through April 30, 2009, the Company sold 632,712 common shares as part of this program. The net proceeds (before offering expenses but after underwriting discounts and commissions) from the offering of $6.0 million through April 30, 2009 will be used for general corporate purposes. Through April 30, 2009, the Company paid Robert W. Baird & Co. Incorporated, its agent under this program, $122,000 in fees with respect to the common shares sold through this program. In October 2007, the Company sold 6.9 million common shares at $10.20 per share in an underwritten public offering, for net proceeds to the Company of approximately $66.4 million, after payment of commissions and other expenses of the offering. The Company conducted no public offerings of common shares in fiscal year 2007, other than sales of common shares under its Distribution Reinvestment Plan.

Series A Cumulative Redeemable Preferred Shares of Beneficial Interest.  During fiscal year 2004, the Company issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest for total proceeds of $27.3 million, net of selling costs. Holders of the Company’s Series A Cumulative Redeemable Preferred Shares of Beneficial Interest are entitled to receive dividends at an annual rate of 8.25% of the liquidation preference of $25 per share, or $2.0625 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, the Company, at its option, may redeem the shares at a redemption price of $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. The shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

2009 Annual Report F-28

NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
Revenues	$58,846	$59,573	$60,934	$60,652
Net Income available to common shareholders	$1,765	$1,930	$785	$1,674
Net Income per common share - basic & diluted	$.03	$.03	$.02	$.03

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2007	October 31, 2007	January 31, 2008	April 30, 2008
Revenues	$53,573	$54,211	$54,424	$58,962
Net Income available to common shareholders	$2,388	$2,243	$2,390	$2,695
Net Income per common share - basic & diluted	$.05	$.04	$.04	$.05

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 19 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On June 30, 2009, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2009. On July 1, 2009, the Company paid a distribution of 17.05 cents per share on the Company’s common shares and units, to common shareholders and Unitholders of record on June 15, 2009. This common share/unit distribution represented an increase of .05 cents or 0.3% over the previous regular quarterly distribution of 17.00 cents per common share/unit paid April 1, 2009.

Common Share Offering.  Subsequent to the fourth quarter of fiscal year 2009, IRET completed a public offering of 3,000,000 common shares of beneficial interest at $8.70 per share (before underwriting discounts and commissions).  Proceeds to the Company were $24,795,000 after deducting underwriting discounts and commissions but before deducting offering expenses.  The shares were sold pursuant to an Underwriting Agreement with Robert W. Baird & Co., Incorporated, D.A. Davidson & Co. and J.J.B. Hilliard, W.L. Lyons, Inc., and were issued pursuant to IRET’s registration statement on Form S-3 filed with and declared effective by the Securities and Exchange Commission.

Pending Acquisition.  The Company currently has no material pending acquisitions. In the fourth quarter of fiscal year 2009, IRET signed a purchase agreement to acquire a portfolio of office and retail properties located in the Minneapolis-St. Paul metropolitan area for a total of $29.7 million.  The Company subsequently terminated this purchase agreement.  Subsequent to its April 30, 2009 fiscal year end, the Company signed a purchase agreement to acquire an approximately 42,180 square foot, single-tenant office showroom/warehouse building located in Iowa for $350,000 in cash and the issuance of limited partnership units of IRET Properties valued at $3.0 million, for a total purchase price of $3.4 million.  This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed.

2009 Annual Report F-29

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	(in thousands)
	Column A	Column B	Column C	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Fiscal Year Ended April 30, 2009 Allowance for doubtful accounts	$1,264	$2,472	$(2,605)	$1,131
Fiscal Year Ended April 30, 2008 Allowance for doubtful accounts	$910	$1,060	$(706)	$1,264
Fiscal Year Ended April 30, 2007 Allowance for doubtful accounts	$725	$507	$(322)	$910

2009 Annual Report F-30

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential
17 South Main Apartments - Minot, ND	$198	$0	$0	$222	$0	$222	$222	$(16)	2006	40 years
401 South Main Apartments - Minot, ND	693	158	334	791	164	1,119	1,283	(17)	1987	24-40 years
Arbors Apartments - S Sioux City, NE	4,272	350	6,625	577	373	7,179	7,552	(556)	2006	40 years
Boulder Court - Eagan, MN	4,075	1,067	5,498	1,381	1,272	6,674	7,946	(989)	2003	40 years
Brookfield Village Apartments - Topeka, KS	5,667	509	6,698	774	579	7,402	7,981	(1,072)	2003	40 years
Candlelight Apartments - Fargo, ND	1,392	80	758	1,025	216	1,647	1,863	(667)	1992	24-40 years
Canyon Lake Apartments - Rapid City, SD	2,702	305	3,958	321	325	4,259	4,584	(808)	2001	40 years
Castle Rock - Billings, MT	7,101	736	4,864	1,228	834	5,994	6,828	(1,623)	1998	40 years
Chateau Apartments - Minot, ND	1,802	122	2,224	1,092	168	3,270	3,438	(847)	1998	12-40 years
Cimarron Hills - Omaha, NE	0	706	9,588	2,920	997	12,217	13,214	(2,555)	2001	40 years
Colonial Villa - Burnsville, MN	8,149	2,401	11,515	2,143	2,633	13,426	16,059	(2,035)	2003	40 years
Colton Heights Properties - Minot, ND	548	80	672	247	111	888	999	(578)	1984	40 years
Cottonwood Community - Bismarck, ND	16,460	1,056	17,372	2,186	1,255	19,359	20,614	(3,714)	1997	40 years
Country Meadows Community - Billings, MT	5,345	491	7,809	722	518	8,504	9,022	(2,171)	1995	33-40 years
Crestview Apartments - Bismarck, ND	4,240	235	4,290	806	449	4,882	5,331	(2,015)	1994	24-40 years
Crown Colony Apartments - Topeka, KS	8,800	620	9,956	1,452	725	11,303	12,028	(2,720)	1999	40 years
Dakota Hill At Valley Ranch - Irving, TX	22,730	3,650	33,810	2,247	4,139	35,568	39,707	(8,364)	2000	40 years
East Park Apartments - Sioux Falls, SD	1,591	115	2,405	527	155	2,892	3,047	(530)	2002	40 years
Evergreen Apartments - Isanti, MN	2,155	380	2,720	50	380	2,770	3,150	(43)	2008	40 years
Forest Park Estates - Grand Forks, ND	6,178	810	5,579	3,718	1,081	9,026	10,107	(3,292)	1993	24-40 years
Greenfield Apartments - Omaha, NE	3,650	578	4,122	231	616	4,315	4,931	(145)	2007	40 years
Heritage Manor - Rochester, MN	4,714	403	6,968	1,452	442	8,381	8,823	(2,309)	1998	40 years
Indian Hills Apartments - Sioux City, IA	0	294	2,921	2,424	314	5,325	5,639	(190)	2007	40 years
IRET Corporate Plaza Apartments - Minot, ND	0	1,038	0	15,917	1,038	15,917	16,955	(108)	2009	40 years
Jenner Properties - Grand Forks, ND	1,624	184	1,513	771	266	2,202	2,468	(631)	1997	40 years
Kirkwood Manor - Bismarck, ND	1,925	449	2,725	1,232	537	3,869	4,406	(1,191)	1997	12-40 years
Lancaster Place - St. Cloud, MN	1,172	289	2,899	721	432	3,477	3,909	(877)	2000	40 years
Legacy Community - Grand Forks, ND	17,393	1,362	21,727	4,582	1,957	25,714	27,671	(5,732)	1995-2004	24-40 years
Magic City Apartments - Minot, ND	2,706	370	3,875	1,503	511	5,237	5,748	(1,560)	1997	12-40 years
Meadows Community - Jamestown, ND	2,809	590	4,519	975	629	5,455	6,084	(1,233)	1998	40 years
Minot 4th Street Apartments - Minot, ND	99	15	74	0	15	74	89	(2)	2008	40 years
Minot 11th Street Apartments - Minot, ND	99	11	53	1	11	54	65	(1)	2008	40 years

2009 Annual Report F-31

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Minot Fairmont Apartments - Minot, ND	$396	$28	$337	$2	$28	$339	$367	$(8)	2008	40 years
Minot Westridge Apartments - Minot, ND	1,981	68	1,887	16	70	1,901	1,971	(46)	2008	40 years
Miramont Apartments - Fort Collins, CO	10,944	1,470	12,765	1,207	1,580	13,862	15,442	(4,368)	1996	40 years
Monticello Apartments - Monticello, MN	3,145	490	3,756	287	592	3,941	4,533	(537)	2004	40 years
Neighborhood Apartments - Colorado Springs, CO	9,871	1,034	9,812	2,870	1,148	12,568	13,716	(3,882)	1997	40 years
North Pointe - Bismarck, ND	2,108	143	2,244	155	160	2,382	2,542	(816)	1995	24-40 years
Oakmont Apartments - Sioux Falls, SD	3,737	423	4,838	185	430	5,016	5,446	(907)	2002	40 years
Oakwood - Sioux Falls, SD	3,480	543	2,784	3,310	757	5,880	6,637	(2,278)	1993	40 years
Olympic Village - Billings, MT	7,656	1,164	10,441	1,544	1,400	11,749	13,149	(2,698)	2000	40 years
Olympik Village Apartments - Rochester, MN	4,999	1,034	6,109	428	1,091	6,480	7,571	(723)	2005	40 years
Oxbow - Sioux Falls, SD	3,793	404	3,152	2,126	474	5,208	5,682	(1,849)	1994	24-40 years
Park Meadows Community - Waite Park, MN	9,606	1,143	9,099	4,202	1,485	12,959	14,444	(4,687)	1997	40 years
Pebble Springs - Bismarck, ND	340	7	748	79	36	798	834	(206)	1999	40 years
Pinecone Apartments - Fort Collins, CO	9,804	905	12,105	1,366	1,034	13,342	14,376	(4,687)	1995	40 years
Pinehurst Apartments - Billings, MT	402	72	687	91	74	776	850	(144)	2002	40 years
Pointe West - Rapid City, SD	2,910	240	3,538	1,107	304	4,581	4,885	(1,742)	1994	24-40 years
Prairie Winds Apartments - Sioux Falls, SD	1,553	144	1,816	339	208	2,091	2,299	(869)	1993	24-40 years
Prairiewood Meadows - Fargo, ND	2,564	280	2,531	810	335	3,286	3,621	(754)	2000	40 years
Quarry Ridge Apartments - Rochester, MN	12,618	1,312	13,362	154	1,320	13,508	14,828	(892)	2006	40 years
Ridge Oaks - Sioux City, IA	2,619	178	4,073	1,501	252	5,500	5,752	(1,306)	2001	40 years
Rimrock Apartments - Billings, MT	2,174	330	3,489	443	390	3,872	4,262	(971)	1999	40 years
Rocky Meadows - Billings, MT	3,089	656	5,726	715	744	6,353	7,097	(2,061)	1995	40 years
Rum River Apartments - Isanti, MN	3,913	843	4,823	10	843	4,833	5,676	(247)	2007	40 years
SCSH Campus Center Apartments - St. Cloud, MN	1,539	395	2,244	38	395	2,282	2,677	(127)	2007	40 years
SCSH Campus Heights Apartments - St. Cloud, MN	0	110	628	15	110	643	753	(36)	2007	40 years
SCSH Campus Knoll I Apartments - St. Cloud, MN	1,026	265	1,512	34	266	1,545	1,811	(87)	2007	40 years
SCSH Campus Plaza Apartments - St. Cloud, MN	0	54	311	6	54	317	371	(18)	2007	40 years
SCSH Campus Side Apartments - St. Cloud, MN	0	107	615	22	108	636	744	(36)	2007	40 years
SCSH Campus View Apartments - St. Cloud, MN	0	107	615	13	107	628	735	(35)	2007	40 years
SCSH Cornerstone Apartments - St. Cloud, MN	0	54	311	12	54	323	377	(18)	2007	40 years
SCSH University Park Place Apartments - St. Cloud, MN	0	78	451	11	78	462	540	(26)	2007	40 years
Sherwood Apartments - Topeka, KS	13,200	1,150	14,684	1,910	1,487	16,257	17,744	(3,983)	1999	40 years

2009 Annual Report F-32

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Southbrook & Mariposa - Topeka, KS	$3,170	$399	$5,110	$226	$419	$5,316	$5,735	$(592)	2004	40 years
South Pointe - Minot, ND	9,521	550	9,548	1,706	1,246	10,558	11,804	(3,470)	1995	24-40 years
Southview Apartments - Minot, ND	738	185	469	257	219	692	911	(257)	1994	24-40 years
Southwind Apartments - Grand Forks, ND	6,079	400	5,034	1,864	689	6,609	7,298	(2,193)	1995	24-40 years
Sunset Trail - Rochester, MN	7,767	336	12,814	1,841	479	14,512	14,991	(2,992)	1999	40 years
Sweetwater Properties - Grafton, ND	0	50	403	499	58	894	952	(570)	1974	5-40 years
Sycamore Village Apartments - Sioux Falls, SD	895	101	1,317	359	146	1,631	1,777	(308)	2002	40 years
Terrace On The Green - Moorhead, MN	1,416	24	1,490	1,773	130	3,157	3,287	(2,154)	1970	33-40 years
Thomasbrook Apartments - Lincoln, NE	5,077	544	7,847	2,220	700	9,911	10,611	(2,742)	1999	40 years
Valley Park Manor - Grand Forks, ND	3,547	293	4,137	1,812	407	5,835	6,242	(1,555)	1999	40 years
Village Green - Rochester, MN	1,560	234	2,296	353	326	2,557	2,883	(375)	2003	40 years
West Stonehill - Waite Park, MN	9,338	939	10,167	3,581	1,171	13,516	14,687	(4,766)	1995	40 years
Westwood Park - Bismarck, ND	1,006	116	1,909	792	237	2,580	2,817	(780)	1998	40 years
Winchester - Rochester, MN	3,819	748	5,622	958	966	6,362	7,328	(959)	2003	40 years
Woodridge Apartments - Rochester, MN	2,518	370	6,028	1,331	432	7,297	7,729	(2,381)	1997	40 years
Total Multi-Family Residential	$316,207	$39,974	$403,755	$98,818	$48,181	$494,366	$542,547	$(115,729)

Office
1st Avenue Building - Minot, ND	$0	$30	$80	$584	$33	$661	$694	$(339)	1981	33-40 years
12 South Main - Minot, ND	0	29	0	364	29	364	393	(140)	1987	24-40 years
610 Business Center IV - Brooklyn Park, MN	7,432	975	5,542	2,886	980	8,423	9,403	(319)	2007	40 years
2030 Cliff Road - Eagan, MN	495	146	835	2	146	837	983	(168)	2001	19-40 years
7800 West Brown Deer Road - Milwaukee, WI	11,360	1,455	9,267	755	1,475	10,002	11,477	(1,839)	2003	40 years
American Corporate Center - Mendota Heights, MN	9,597	893	16,768	3,209	893	19,977	20,870	(4,240)	2002	40 years
Ameritrade - Omaha, NE	4,140	327	7,957	65	327	8,022	8,349	(2,011)	1999	40 years
Benton Business Park - Sauk Rapids, MN	800	188	1,261	78	188	1,339	1,527	(205)	2003	40 years
Bismarck 715 East Broadway - Bismarck, ND	0	389	0	1,283	389	1,283	1,672	(22)	2008	40 years
Bloomington Business Plaza - Bloomington, MN	4,297	1,300	6,106	644	1,305	6,745	8,050	(1,529)	2001	40 years
Brenwood - Minnetonka, MN	7,640	1,762	12,138	2,893	1,770	15,023	16,793	(3,055)	2002	40 years
Brook Valley I - La Vista, NE	1,459	347	1,671	37	347	1,708	2,055	(154)	2005	45 years
Burnsville Bluffs II - Burnsville, MN	1,267	300	2,154	898	301	3,051	3,352	(751)	2001	40 years
Cold Spring Center - St. Cloud, MN	4,212	588	7,808	750	592	8,554	9,146	(1,806)	2001	40 years

2009 Annual Report F-33

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Office - continued
Corporate Center West - Omaha, NE	$17,315	$3,880	$17,509	$16	$3,880	$17,525	$21,405	$(1,150)	2006	40 years
Crosstown Centre - Eden Prairie, MN	14,973	2,884	14,569	480	2,887	15,046	17,933	(1,741)	2004	40 years
Dewey Hill Business Center - Edina, MN	2,663	985	3,507	849	995	4,346	5,341	(1,106)	2000	40 years
Farnam Executive Center - Omaha, NE	12,160	2,188	11,404	0	2,188	11,404	13,592	(748)	2006	40 years
Flagship - Eden Praire, MN	21,565	1,899	21,638	590	1,899	22,228	24,127	(1,548)	2006	40 years
Gateway Corporate Center - Woodbury, MN	8,700	1,637	7,763	89	1,637	7,852	9,489	(524)	2006	40 years
Golden Hills Office Center - Golden Valley, MN	14,537	3,018	24,482	(3,298)	3,018	21,184	24,202	(3,797)	2003	40 years
Great Plains - Fargo, ND	5,295	126	15,240	9	126	15,249	15,375	(3,701)	1997	40 years
Highlands Ranch - Highlands Ranch, CO	8,940	1,437	9,549	926	1,437	10,475	11,912	(1,326)	2004	40 years
Highlands Ranch I - Highlands Ranch, CO	9,014	2,268	8,362	0	2,268	8,362	10,630	(514)	2006	40 years
Interlachen Corporate Center - Edina, MN	9,886	1,650	14,983	186	1,652	15,167	16,819	(2,931)	2001	40 years
Intertech Building - Fenton, MO	4,820	2,130	3,969	0	2,130	3,969	6,099	(136)	2007	40 years
IRET Corporate Plaza - Minot, ND	0	389	5,217	711	389	5,928	6,317	(46)	2009	40 years
Mendota Office Center I - Mendota Heights, MN	3,806	835	6,169	333	835	6,502	7,337	(1,269)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	6,094	1,121	10,085	1,266	1,121	11,351	12,472	(2,436)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	3,554	970	5,734	109	970	5,843	6,813	(1,101)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	4,615	1,070	7,635	578	1,070	8,213	9,283	(1,437)	2002	40 years
Minnesota National Bank - Duluth, MN	1,038	287	1,454	4	288	1,457	1,745	(184)	2004	40 years
Miracle Hills One - Omaha, NE	8,895	1,974	10,117	574	1,974	10,691	12,665	(841)	2006	40 years
Nicollett VII - Burnsville, MN	4,090	429	6,931	84	436	7,008	7,444	(1,418)	2001	40 years
Northgate I - Maple Grove, MN	5,807	1,062	6,358	822	1,067	7,175	8,242	(816)	2004	40 years
Northgate II - Maple Grove, MN	1,312	359	1,944	142	403	2,042	2,445	(521)	1999	40 years
Northpark Corporate Center - Arden Hills, MN	13,704	2,034	14,584	933	2,034	15,517	17,551	(1,238)	2006	40 years
Pacific Hills - Omaha, NE	16,770	4,220	11,988	744	4,220	12,732	16,952	(895)	2006	40 years
Pillsbury Business Center - Bloomington, MN	959	284	1,556	66	284	1,622	1,906	(339)	2001	40 years
Plaza VII - Boise, ID	1,209	300	3,058	411	351	3,418	3,769	(585)	2003	40 years
Plymouth 5095 Nathan Lane - Plymouth, MN	1,327	604	1,253	40	604	1,293	1,897	(58)	2007	40 years
Plymouth I - Plymouth, MN	1,302	530	1,133	27	530	1,160	1,690	(140)	2004	40 years
Plymouth II - Plymouth, MN	1,302	367	1,264	40	367	1,304	1,671	(161)	2004	40 years
Plymouth III - Plymouth, MN	1,602	507	1,495	350	507	1,845	2,352	(201)	2004	40 years
Plymouth IV & V - Plymouth, MN	7,962	1,336	12,692	1,264	1,338	13,954	15,292	(2,949)	2001	40 years
Prairie Oak Business Center - Eden Prairie, MN	3,609	531	4,069	1,296	563	5,333	5,896	(1,015)	2003	40 years

2009 Annual Report F-34

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Office - continued
Rapid City 900 Concourse Drive - Rapid City, SD	$2,731	$285	$6,600	$203	$321	$6,767	$7,088	$(1,493)	2000	40 years
Riverport - Maryland Heights, MO	19,690	1,891	18,982	12	1,903	18,982	20,885	(1,246)	2006	40 years
Southeast Tech Center - Eagan, MN	3,549	560	5,496	302	569	5,789	6,358	(1,501)	1999	40 years
Spring Valley IV - Omaha, NE	868	178	916	60	186	968	1,154	(98)	2005	40 years
Spring Valley V - Omaha, NE	955	212	1,123	223	212	1,346	1,558	(112)	2005	40 years
Spring Valley X - Omaha, NE	886	180	1,024	28	180	1,052	1,232	(98)	2005	40 years
Spring Valley XI - Omaha, NE	868	143	1,094	28	143	1,122	1,265	(102)	2005	40 years
Superior Office Building - Duluth, MN	1,561	336	2,200	3	336	2,203	2,539	(278)	2004	40 years
TCA Building - Eagan, MN	8,766	627	8,571	730	684	9,244	9,928	(1,494)	2003	40 years
Three Paramount Plaza - Bloomington, MN	3,969	1,261	6,149	1,040	1,298	7,152	8,450	(1,377)	2002	40 years
Thresher Square - Minneapolis, MN	0	1,094	10,026	1,539	1,104	11,555	12,659	(2,057)	2002	40 years
Timberlands - Leawood, KS	13,155	2,375	12,218	266	2,408	12,451	14,859	(945)	2006	40 years
UHC Office - International Falls, MN	1,323	119	2,366	20	119	2,386	2,505	(308)	2004	40 years
US Bank Financial Center - Bloomington, MN	14,547	3,117	13,350	342	3,119	13,690	16,809	(1,415)	2005	40 years
Viromed - Eden Prairie, MN	1,415	666	4,197	1	666	4,198	4,864	(1,071)	1999	40 years
Wells Fargo Center - St Cloud, MN	6,897	869	8,373	810	869	9,183	10,052	(956)	2005	40 years
West River Business Park - Waite Park, MN	800	235	1,195	46	235	1,241	1,476	(187)	2003	40 years
Westgate - Boise, ID	6,570	1,000	10,618	619	1,000	11,237	12,237	(1,803)	2003	40 years
Whitewater Plaza - Minnetonka, MN	4,057	530	4,860	274	577	5,087	5,664	(990)	2002	40 years
Wirth Corporate Center - Golden Valley, MN	4,258	970	7,659	425	971	8,083	9,054	(1,616)	2002	40 years
Woodlands Plaza IV - Maryland Heights, MO	4,360	771	4,609	122	771	4,731	5,502	(363)	2006	40 years
Total Office	$372,749	$69,459	$470,924	$31,182	$69,914	$501,651	$571,565	$(72,960)

Medical
2800 Medical Building - Minneapolis, MN	$6,091	$204	$7,135	$1,337	$229	$8,447	$8,676	$(876)	2005	40 years
2828 Chicago Avenue - Minneapolis, MN	0	726	11,319	4,461	726	15,780	16,506	(309)	2007	40 years
Abbott Northwest - Sartell, MN	5,910	0	11,781	872	0	12,653	12,653	(2,170)	2002	40 years
Airport Medical - Bloomington, MN	2,116	0	4,678	0	0	4,678	4,678	(1,029)	2002	40 years
Barry Pointe Office Park - Kansas City, MO	1,544	384	2,366	95	384	2,461	2,845	(121)	2007	40 years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	7,867	1,071	6,842	696	1,071	7,538	8,609	(212)	2008	40 years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	4,917	189	5,127	534	189	5,661	5,850	(165)	2008	40 years
2009 Annual Report F-35

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Medical - continued
Denfeld Clinic - Duluth, MN	$2,041	$501	$2,597	$1	$501	$2,598	$3,099	$(328)	2004	40 years
Eagan 1440 Duckwood Medical - Eagan, MN	1,967	521	1,547	519	521	2,066	2,587	(72)	2008	40 years
Edgewood Vista - Belgrade, MT	0	35	779	0	35	779	814	(22)	2008	40 years
Edgewood Vista - Billings, MT	976	115	1,782	(15)	115	1,767	1,882	(54)	2008	40 years
Edgewood Vista - Bismarck, ND	6,520	511	9,193	36	511	9,229	9,740	(834)	2005	40 years
Edgewood Vista - Brainerd, MN	6,444	587	8,999	34	587	9,033	9,620	(817)	2005	40 years
Edgewood Vista - Columbus, NE	0	43	824	0	43	824	867	(23)	2008	40 years
Edgewood Vista - East Grand Forks, MN	1,453	290	1,383	(31)	290	1,352	1,642	(41)	2008	40 years
Edgewood Vista - Fargo, ND	14,497	792	21,050	1	792	21,051	21,843	(592)	2008	40 years
Edgewood Vista - Fremont, NE	652	56	490	42	56	532	588	(104)	2000	40 years
Edgewood Vista - Grand Island, NE	0	33	773	1	33	774	807	(22)	2008	40 years
Edgewood Vista - Hastings, NE	672	49	517	40	49	557	606	(111)	2000	40 years
Edgewood Vista - Hermantown I, MN	18,020	288	9,871	1,501	288	11,372	11,660	(2,169)	2000	40 years
Edgewood Vista - Hermantown II, MN	7,467	719	10,517	33	719	10,550	11,269	(954)	2005	40 years
Edgewood Vista - Kalispell, MT	674	70	502	52	70	554	624	(107)	2001	40 years
Edgewood Vista - Missoula, MT	957	109	854	36	109	890	999	(268)	1996	40 years
Edgewood Vista - Norfolk, NE	0	42	722	0	42	722	764	(20)	2008	40 years
Edgewood Vista - Omaha, NE	426	89	547	40	89	587	676	(112)	2001	40 years
Edgewood Vista - Sioux Falls, SD	975	314	1,001	(26)	314	975	1,289	(30)	2008	40 years
Edgewood Vista - Spearfish, SD	4,059	315	5,807	34	315	5,841	6,156	(527)	2005	40 years
Edgewood Vista - Virginia, MN	15,328	246	11,823	77	246	11,900	12,146	(1,867)	2002	40 years
Edina 6363 France Medical - Edina, MN	8,159	0	12,675	20	0	12,695	12,695	(520)	2008	40 years
Edina 6405 France Medical - Edina, MN	9,323	0	12,201	0	0	12,201	12,201	(366)	2008	40 years
Edina 6517 Drew Avenue - Edina, MN	1,244	353	660	524	372	1,165	1,537	(223)	2002	40 years
Edina 6525 France SMC II - Edina, MN	9,798	755	8,054	5,824	755	13,878	14,633	(2,669)	2003	40 years
Edina 6545 France SMC I - Edina, MN	21,973	3,480	30,743	10,101	3,480	40,844	44,324	(7,672)	2001	40 years
Fox River Cottages - Grand Chute, WI	2,308	305	2,746	757	305	3,503	3,808	(192)	2006	40 years
Fresenius - Duluth, MN	952	50	1,520	2	50	1,522	1,572	(192)	2004	40 years
Garden View - St. Paul, MN	3,079	0	7,408	462	0	7,870	7,870	(1,377)	2002	40 years
Gateway Clinic - Sandstone, MN	1,182	66	1,699	0	66	1,699	1,765	(214)	2004	40 years
Health East St John & Woodwinds - Maplewood & Woodbury, MN	14,705	3,239	18,363	0	3,239	18,363	21,602	(4,112)	2000	40 years
High Pointe Health Campus - Lake Elmo, MN	3,605	1,305	10,528	347	1,308	10,872	12,180	(1,305)	2004	40 years
Mariner Clinic - Superior, WI	2,586	0	3,781	7	6	3,782	3,788	(478)	2004	40 years

2009 Annual Report F-36

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Medical - continued
Minneapolis 701 25th Avenue Medical (Riverside) - Minneapolis, MN	$6,834	$0	$7,873	$0	$0	$7,873	$7,873	$(221)	2008	40 years
Nebraska Orthopaedic Hospital - Omaha, NE	13,500	0	20,272	240	0	20,512	20,512	(2,542)	2004	40 years
Park Dental - Brooklyn Center, MN	1,213	185	2,767	0	185	2,767	2,952	(458)	2002	40 years
Pavilion I - Duluth, MN	6,813	1,245	8,898	31	1,245	8,929	10,174	(1,090)	2004	40 years
Pavilion II - Duluth, MN	12,537	2,715	14,673	1,937	2,715	16,610	19,325	(2,642)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	7,290	1,615	7,851	110	1,647	7,929	9,576	(772)	2005	40 years
St Michael Clinic - St Michael, MN	2,078	328	2,259	264	328	2,523	2,851	(131)	2007	40 years
Stevens Point - Stevens Point, WI	11,306	442	3,888	10,495	442	14,383	14,825	(899)	2006	40 years
Wells Clinic - Hibbing, MN	1,803	162	2,497	2	162	2,499	2,661	(314)	2004	40 years
Total Medical	$253,861	$24,544	$322,182	$41,493	24,629	$363,590	$388,219	$(42,345)

Industrial
API Building - Duluth, MN	$1,058	$115	$1,605	$3	$115	$1,608	$1,723	$(203)	2004	40 years
Bloomington 2000 West 94th Street - Bloomington, MN	4,076	2,133	4,096	0	2,133	4,096	6,229	(245)	2006	40 years
Bodycote Industrial Building - Eden Prairie, MN	1,313	198	1,154	800	198	1,954	2,152	(662)	1992	40 years
Cedar Lake Business Center - St. Louis Park, MN	2,487	895	2,810	6	895	2,816	3,711	(133)	2007	40 years
Dixon Avenue Industrial Park - Des Moines, IA	7,786	1,439	10,758	984	1,439	11,742	13,181	(2,073)	2002	40 years
Eagan 2785 & 2795 Highway 55 - Eagan, MN	3,776	3,058	2,570	0	3,058	2,570	5,628	(80)	2008	40 years
Lexington Commerce Center - Eagan, MN	2,854	453	4,352	1,675	480	6,000	6,480	(1,558)	1999	40 years
Lighthouse - Duluth, MN	1,111	90	1,788	7	90	1,795	1,885	(227)	2004	40 years
Metal Improvement Company - New Brighton, MN	1,217	240	2,189	78	240	2,267	2,507	(404)	2002	40 years
Minnetonka 13600 County Road 62 - Minnetonka, MN	2,499	809	434	2,459	809	2,893	3,702	(18)	2009	40 years
Roseville 2929 Long Lake Road - Roseville, MN	5,995	1,966	7,272	1,474	1,980	8,732	10,712	(488)	2006	40 years
Stone Container - Fargo, ND	3,124	440	6,597	104	440	6,701	7,141	(1,938)	1995	40 years
Stone Container - Roseville, MN	4,173	810	7,440	0	810	7,440	8,250	(1,372)	2001	40 years
Urbandale 3900 106th Street - Urbandale, IA	10,800	3,680	10,089	355	3,721	10,403	14,124	(498)	2007	40 years
Waconia Industrial Building - Waconia, MN	1,122	165	1,492	383	187	1,853	2,040	(479)	2000	40 years
Wilson's Leather - Brooklyn Park, MN	7,295	1,368	11,643	864	1,368	12,507	13,875	(2,140)	2002	40 years
Winsted Industrial Building - Winsted, MN	0	100	901	6	100	907	1,007	(212)	2001	40 years
Woodbury 1865 Woodland - Woodbury, MN	2,926	1,108	2,628	20	1,108	2,648	3,756	(117)	2007	40 years
Total Industrial	$63,612	$19,067	$79,818	$9,218	$19,171	$88,932	$108,103	$(12,847)
Retail
17 South Main - Minot, ND	$0	$15	$75	$197	$17	$270	$287	$(103)	2000	40 years
Anoka Strip Center - Anoka, MN	0	123	602	19	134	610	744	(95)	2003	40 years

2009 Annual Report F-37

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Retail - continued
Burnsville 1 Strip Center - Burnsville, MN	$578	$207	$772	$202	$208	$973	$1,181	$(143)	2003	40 years
Burnsville 2 Strip Center - Burnsville, MN	460	291	469	202	291	671	962	(106)	2003	40 years
Champlin South Pond - Champlin, MN	1,957	842	2,703	48	866	2,727	3,593	(356)	2004	40 years
Chan West Village - Chanhassen, MN	14,323	5,035	14,665	1,723	5,606	15,817	21,423	(2,533)	2003	40 years
Dakota West Plaza - Minot , ND	421	92	493	26	106	505	611	(39)	2006	40 years
Duluth Denfeld Retail - Duluth, MN	2,970	276	4,699	15	276	4,714	4,990	(601)	2004	40 years
Duluth NAPA - Duluth, MN	899	130	1,800	3	130	1,803	1,933	(227)	2004	40 years
Eagan Community - Eagan, MN	1,501	702	1,588	853	703	2,440	3,143	(315)	2003	40 years
East Grand Station - East Grand Forks, MN	330	150	1,235	309	151	1,543	1,694	(301)	1999	40 years
Fargo Express Community - Fargo, ND	1,132	374	1,420	19	385	1,428	1,813	(208)	2003-2005	40 years
Forest Lake Auto - Forest Lake, MN	0	50	446	13	50	459	509	(69)	2003	40 years
Forest Lake Westlake Center - Forest Lake, MN	4,805	2,446	5,304	455	2,480	5,725	8,205	(891)	2003	40 years
Grand Forks Carmike - Grand Forks, ND	1,943	184	2,360	2	184	2,362	2,546	(856)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	2,907	680	4,808	233	720	5,001	5,721	(1,182)	2000	40 years
Jamestown Buffalo Mall - Jamestown, ND	1,594	566	3,209	2,408	857	5,326	6,183	(594)	2003	40 years
Jamestown Business Center - Jamestown, ND	699	297	1,023	1,172	326	2,166	2,492	(371)	2003	40 years
Kalispell Retail Center - Kalispell, MT	1,543	250	2,250	973	253	3,220	3,473	(446)	2003	40 years
Kentwood Thomasville Furniture - Kentwood, MI	529	225	1,889	9	225	1,898	2,123	(592)	1996	40 years
Ladysmith Pamida - Ladysmith, WI	1,081	89	1,411	0	89	1,411	1,500	(219)	2003	40 years
Lakeville Strip Center - Lakeville, MN	1,129	46	1,142	783	94	1,877	1,971	(351)	2003	40 years
Livingston Pamida - Livingston, MT	1,284	227	1,573	0	227	1,573	1,800	(244)	2003	40 years
Minot Arrowhead - Minot, ND	5,008	100	1,064	7,104	722	7,546	8,268	(2,934)	1973	15 1/2-40 years
Minot Plaza - Minot, ND	634	50	453	105	72	536	608	(220)	1993	40 years
Monticello C Store - Monticello, MN	0	86	769	38	118	775	893	(123)	2003	40 years
Omaha Barnes & Noble - Omaha, NE	2,931	600	3,099	0	600	3,099	3,699	(1,046)	1995	40 years
Pine City C Store - Pine City, MN	333	83	357	2	83	359	442	(56)	2003	40 years
Pine City Evergreen Square - Pine City, MN	2,043	154	2,646	556	385	2,971	3,356	(495)	2003	40 years
Rochester Maplewood Square - Rochester, MN	3,660	3,275	8,610	126	3,294	8,717	12,011	(2,131)	1999	40 years
St. Cloud Westgate - St. Cloud, MN	3,691	1,219	5,535	87	1,242	5,599	6,841	(724)	2004	40 years
Weston Retail - Weston, WI	0	79	1,575	27	80	1,601	1,681	(247)	2003	40 years
Weston Walgreens - Weston, WI	3,344	66	1,718	671	66	2,389	2,455	(172)	2006	40 years
Total Retail	$63,729	$19,009	$81,762	$18,380	$21,040	$98,111	$119,151	$(18,990)

Subtotal	$1,070,158	$172,053	$1,358,441	$199,091	$182,935	$1,546,650	$1,729,585	$(262,871)

2009 Annual Report F-38

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Unimproved Land
Bismarck 2130 S 12th St - Bismarck, ND	$0	$576	$0	$11	$587	$0	$587	$0	2008	40 years
Bismarck 700 E Main - Bismarck, ND	0	314	0	513	314	513	827	0	2008	40 years
Eagan Unimproved Land - Eagan, MN	0	423	0	0	423	0	423	0	2006	40 years
IRET Corporate Plaza Out-lot - Minot, ND	0	323	0	0	323	0	323	0	2009	40 years
Kalispell Unimproved Land - Kalispell, MT	0	1,400	0	24	1,411	13	1,424	0	2003	40 years
Monticello Unimproved Land - Monticello, MN	0	95	0	2	97	0	97	0	2006	40 years
Quarry Ridge Unimproved Land - Rochester, MN	0	942	0	0	942	0	942	0	2006	40 years
River Falls Unimproved Land - River Falls, WI	0	200	0	5	203	2	205	0	2003	40 years
Thomasbrook 24 Units - Lincoln, NE	0	56	0	0	56	0	56	0	2008	40 years
Urbandale Unimproved Land - Urbandale, IA	0	5	0	0	5	0	5	0	2009	40 years
Weston Unimproved Land - Weston, WI	0	812	0	0	812	0	812	0	2006	40 years
Total Unimproved Land	$0	$5,146	$0	$555	$5,173	$528	$5,701	$0

Total	$1,070,158	$177,199	$1,358,441	$199,646	$188,108	$1,547,178	$1,735,286	(262,871)

2009 Annual Report F-39

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ended April 30, 2009, 2008, and 2007 are as follows:

	(in thousands)
	2009	2008	2007

Balance at beginning of year	$1,648,259	$1,489,287	$1,269,423
Additions during year
Multi-Family Residential	23,215	11,159	38,562
Commercial Office	8,573	14,473	147,302
Commercial Medical	19,084	82,233	5,638
Commercial Industrial	4,337	27,132	15,467
Commercial Retail	0	0	2,382
Improvements and Other	27,971	25,787	30,865
	1,731,439	1,650,071	1,509,639
Deductions during year
Cost of real estate sold	(49)	(1,812)	(19,797)
Impairment charge	(338)	0	(555)
Other(1)	(1,467)	0	0
Balance at close of year(2)	$1,729,585	$1,648,259	$1,489,287

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2009, 2008, and 2007, are as follows:

	(in thousands)
	2009	2008	2007

Balance at beginning of year	$219,379	$180,544	$148,607
Additions during year
Provisions for depreciation	44,227	39,806	35,143
Deductions during year
Accumulated depreciation on real estate sold	(36)	(971)	(3,206)
Other(1)	(699)	0	0
Balance at close of year	$262,871	$219,379	$180,544

(1)	Consists of miscellaneous disposed assets.
(2)	The net basis of the Company’s real estate investments for Federal Income Tax purposes is approximately $1.2 billion.

2009 Annual Report F-40

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2009

Schedule IV

INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

				(in thousands)
	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Int.
First Mortgage
Liberty Holdings, LLC	7.00%	11/01/12	Monthly/ Balloon	0	167	163	0
				$0	$167	$163	$0
Less:
Allowance for Loan Losses						$(3)
						$160

	(in thousands)
	2009	2008	2007
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$541	$399	$409
New participations in and advances on mortgage loans	0	167	0
	$541	$566	$409
Collections	(381)	(25)	(22)
Transferred to other assets	0	0	12
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$160	$541	$399

2009 Annual Report F-41