Form 10-Q
period 2009-07-31
INVESTORS REAL ESTATE TRUST
filed 2009-09-09
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2009

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Post Office Box 1988
3015 16th Street SW, Suite 100
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

Yes ☑                           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                           No ☐

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of September 4, 2009, it had 63,869,170 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2010
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	July 31, 2009	April 30, 2009
ASSETS
Real estate investments
Property owned	$1,737,466	$1,729,585
Less accumulated depreciation	(274,497)	(262,871)
	1,462,969	1,466,714
Unimproved land	5,713	5,701
Mortgage loans receivable, net of allowance of $3 and $3, respectively	160	160
Total real estate investments	1,468,842	1,472,575
Other assets
Cash and cash equivalents	43,935	33,244
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance of $853 and $842, respectively	16,201	16,012
Accounts receivable, net of allowance of $220 and $286, respectively	4,148	2,738
Real estate deposits	460	88
Prepaid and other assets	2,900	1,051
Intangible assets, net of accumulated amortization of $47,240 and $44,887, respectively	49,820	52,173
Tax, insurance, and other escrow	7,984	7,261
Property and equipment, net of accumulated depreciation of $1,034 and $957, respectively	1,293	1,015
Goodwill	1,392	1,392
Deferred charges and leasing costs, net of accumulated amortization of $11,916 and $11,010, respectively	16,958	17,122
TOTAL ASSETS	$1,614,353	$1,605,091

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$32,508	$32,773
Revolving lines of credit	13,000	5,500
Mortgages payable	1,055,705	1,070,158
Other	1,455	1,516
TOTAL LIABILITIES	1,102,668	1,109,947

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	1,908	1,737
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2009 and April 30, 2009, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 63,787,568 shares issued and outstanding at July 31, 2009, and 60,304,154 shares issued and outstanding at April 30, 2009)	490,441	461,648
Accumulated distributions in excess of net income	(165,349)	(155,956)
Total Investors Real Estate Trust shareholders’ equity	352,409	333,009
Noncontrolling interests – consolidated real estate entities	12,248	12,199
Noncontrolling interests – Operating Partnership (20,836,972 units at July 31, 2009 and 20,838,197 units at April 30, 2009)	145,120	148,199
Total equity	509,777	493,407
TOTAL LIABILITIES AND EQUITY	$1,614,353	$1,605,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2009 and 2008

	Three Months Ended July 31
	(in thousands, except per share data)
	2009	2008
REVENUE
Real estate rentals	$49,030	$47,657
Tenant reimbursement	11,791	11,189
TOTAL REVENUE	60,821	58,846
EXPENSES
Interest	17,401	16,888
Depreciation/amortization related to real estate investments	14,068	13,318
Utilities	4,167	4,434
Maintenance	7,207	6,999
Real estate taxes	7,971	7,370
Insurance	973	750
Property management expenses	4,098	4,251
Administrative expenses	1,356	1,231
Advisory and trustee services	131	100
Other expenses	434	362
Amortization related to non-real estate investments	575	449
TOTAL EXPENSES	58,381	56,152
Interest income	66	223
Other income	63	25
NET INCOME	2,569	2,942
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(73)	63
Net income attributable to noncontrolling interests – Operating Partnership	(479)	(647)
Net income attributable to Investors Real Estate Trust	2,017	2,358
Dividends to preferred shareholders	(593)	(593)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,424	$1,765
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.02	$.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
for the three months ended July 31, 2009 and 2008

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2008 (as previously stated)	1,150	$27,317	57,732	$440,187	$(122,498)	$0	$345,006
Impact of adopting SFAS 160				(932)		173,557	172,625
Balance April 30, 2008 (as adjusted)	1,150	$27,317	57,732	$439,255	$(122,498)	$173,557	$517,631
Net income					2,358	578	2,936
Distributions – common shares					(9,741)	(3,590)	(13,331)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			312	2,915			2,915
Shares issued			36	345			345
Partnership units issued						1,954	1,954
Redemption of units for common shares			122	687		(687)	0
Adjustments to redeemable noncontrolling interests				357			357
Other						482	482
Balance July 31, 2008	1,150	$27,317	58,202	$443,559	$(130,474)	$172,294	$512,696

Balance April 30, 2009 (as previously stated)	1,150	$27,317	60,304	$462,574	$(155,956)	$0	$333,935
Impact of adopting SFAS 160				(926)		160,398	159,472
Balance April 30, 2009 (as adjusted)	1,150	$27,317	60,304	$461,648	$(155,956)	$160,398	$493,407
Net income					2,017	531	2,548
Distributions – common shares					(10,817)	(3,553)	(14,370)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			313	2,676			2,676
Shares issued			3,170	26,307			26,307
Redemption of units for common shares			1	5		(5)	0
Adjustments to redeemable noncontrolling interests				(194)			(194)
Other				(1)		(3)	(4)
Balance July 31, 2009	1,150	$27,317	63,788	$490,441	$(165,349)	$157,368	$509,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2009 and 2008

	Three Months Ended July 31 (in thousands)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,569	$2,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,000	14,009
Bad debt expense	277	528
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(252)	(624)
Increase in accounts receivable	(507)	(127)
Increase in prepaid and other assets	(1,849)	(1,975)
(Increase) decrease in tax, insurance and other escrow	(723)	754
Increase in deferred charges and leasing costs	(756)	(1,112)
Decrease in accounts payable, accrued expenses, and other liabilities	(980)	(2,466)
Net cash provided by operating activities	12,779	11,929
CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments) proceeds of real estate deposits	(372)	331
Principal proceeds on mortgage loans receivable	0	6
Proceeds from sale of real estate and other investments	25	0
Insurance proceeds received	57	902
Payments for acquisitions and improvements of real estate investments	(8,667)	(18,508)
Net cash used by investing activities	(8,957)	(17,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	26,157	345
Proceeds from mortgages payable	11,255	11,428
Principal payments on mortgages payable	(25,708)	(7,019)
Principal payments on revolving lines of credit and other debt	(2,000)	(16)
Proceeds from noncontrolling partner – consolidated real estate entities	0	717
Proceeds from revolving lines of credit and other debt	9,500	0
Repurchase of fractional shares and partnership units	(1)	(1)
Distributions paid to common shareholders, net of reinvestment of $2,471 and $2,718, respectively	(8,346)	(7,024)
Distributions paid to preferred shareholders	(593)	(593)
Distributions paid to noncontrolling interests – consolidated real estate entities	(47)	(77)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $205 and $198, respectively	(3,348)	(3,392)
Redemption of partnership units	0	(158)
Net cash provided (used) by financing activities	6,869	(5,790)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,691	(11,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,244	53,481
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,935	$42,351

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2009 and 2008

	Three Months Ended July 31 (in thousands)
	2009	2008
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$2,471	$2,718
Operating partnership distribution reinvestment plan	205	198
Assets acquired through the issuance of operating partnership units	0	1,954
Operating partnership units converted to shares	5	687
Accounts payable included within real estate investments	864	1,509
Adjustments to redeemable noncontrolling interests	194	(357)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	16,909	16,946
Interest other	167	7
	$17,076	$16,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2009 and 2008

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of July 31, 2009, IRET owned 77 multi-family residential properties with 9,645 apartment units and 167 commercial properties, consisting of office, medical, industrial and retail properties, totaling 11.7 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

All references to IRET or the Company refer to Investors Real Estate Trust and its consolidated subsidiaries.

NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest. All intercompany balances and transactions are eliminated in consolidation. The Company’s fiscal year ends April 30th. The Company has evaluated subsequent events through September 9, 2009, and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 75.4% and 74.3%, respectively, as of July 31, 2009 and April 30, 2009. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

The condensed consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership and income and expenses.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, filed with the SEC.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, as described below in Recent Accounting Pronouncements, we:

•
reclassified to noncontrolling interests - consolidated real estate entities and noncontrolling interests - Operating Partnership, both of which are components of equity, $12.2 million and $145.1 million at July 31, 2009, and $12.2 million and $148.2 million at April 30, 2009, respectively, which amounts were previously reported as minority interests on our condensed consolidated balance sheets;

•
reported as separate captions within our condensed consolidated statements of operations the following: net income (including net income attributable to noncontrolling interests and net income attributable to Investors Real Estate Trust); net income (loss) attributable to noncontrolling interests - consolidated real estate entities; net income attributable to noncontrolling interests - Operating Partnership; and net income attributable to Investors Real Estate Trust, of $2.6 million, $73,000, $479,000 and $2.0 million, respectively, for the three months ended July 31, 2009 and $2.9 million, $(63,000), $647,000 and $2.4 million, respectively, for the three months ended July 31, 2008;

•
utilized net income including noncontrolling interests of $2.6 million for the three months ended July 31, 2009 and $2.9 million for the three months ended July 31, 2008 as the starting point on our condensed consolidated statements of cash flows in order to reconcile net income to cash flows from operating activities, rather than beginning with net income excluding noncontrolling interests; and

•
presented as “redeemable noncontrolling interest” in the mezzanine section of the Company’s condensed consolidated balance sheets as of July 31, 2009 and April 30, 2009 the fair value of the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.

These reclassifications had no effect on previously reported net income attributable to IRET, or net cash flows from operating activities.  Also, net income per common share continues to be based on net income attributable to IRET.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 removes the requirement under SFAS No. 142, Goodwill and Other Intangible Assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. FSP 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for fiscal years beginning on or after December 15, 2008, and accordingly was effective for the Company on May 1, 2009.  The adoption of FSP 142-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective May 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), and the revisions to FASB Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities (“EITF D-98”) which became effective upon the Company’s adoption of SFAS 160.  The ownership interests in a subsidiary that are held by owners other than the parent are noncontrolling interests (which were previously reported on the consolidated balance sheet as “minority interest”).  Under SFAS No. 160, noncontrolling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Under SFAS No. 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations.  In accordance with EITF D-98, the Company will classify any securities that are redeemable for cash or other assets at the option of the holder, or not solely within the control of the Company, outside of permanent equity in the consolidated balance sheet.  The Company will make this determination based on terms in the applicable agreements, specifically in relation to redemption provisions.  With respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considers the guidance in EITF D-98 and EITF Topic No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, to evaluate whether the Company controls the actions or events necessary to issue the maximum number of common shares that could be required to be delivered at the time of settlement of the contract.

The Company has concluded that for its noncontrolling interests that allow for redemption in either cash or Company shares (i.e., the limited partnership units of the Operating Partnership), all such provisions are solely within its control.  As a result of its evaluation, the Company has determined that all of these noncontrolling interests qualify as permanent equity, and therefore are not subject to the classification and measurement provisions of EITF D-98.  As of July 31, 2009, the Operating Partnership’s noncontrolling interests have a redemption value of approximately $194.0 million (based on the Company’s closing common share price on the NASDAQ Global Select Market on that date of $9.31), which represents the amount that would be paid to the Operating Partnership’s outside noncontrolling limited partners.  The Company has one joint venture which allows the Company’s unaffiliated partner, at its election, to require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.  The Company is not aware of any intent of the joint venture partner to exercise this option.  However, because the redemption of this interest is not solely within the control of the Company, the related noncontrolling interest is presented as “redeemable noncontrolling interest” in the mezzanine section of the Company’s condensed consolidated balance sheets as of July 31, 2009 and April 30, 2009, in accordance with EITF D-98.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This new standard significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which are required to be recorded at acquisition date fair value and acquisition costs which are required to be expensed as incurred. We adopted SFAS No. 141(R) on May 1, 2009.  We believe that such adoption could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to our former practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on May 1, 2008; however, FASB Staff Position No. 157-2 deferred the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, or, for the Company, its first quarter of fiscal year 2010. The adoption by the Company on May 1, 2009 of FASB Staff Position No. 157-2 did not have a material impact on the Company’s consolidated financial statements.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  At July 31, 2009, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy.

In June 2008, the FASB issued FSP on Emerging Issues Task Force Issue 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company currently has no unvested share-based payment awards outstanding, but it is possible that in the future some may be granted under its 2008 Incentive Award Plan approved by shareholders in September 2008.  The Company’s adoption of this staff position on May 1, 2009 did not impact the Company’s EPS calculations.

In May 2009, FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 is effective for interim and financial periods ending after June 15, 2009.  The Company’s adoption of SFAS No. 165 in the first quarter of its fiscal year 2010 did not have a material impact on its consolidated financial condition or results of operations.  For the quarterly period ended July 31, 2009, the Company has considered subsequent events through September 9, 2009, which is the date its consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”).  SFAS No. 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009. The recognition and measurement provisions of SFAS No. 166 are applied to transfers that occur on or after the effective date.  The disclosure provisions of this Statement are applied to transfers that occurred both before and after the effective date of this Statement.  The Company does not expect the adoption of SFAS No. 166 to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R) as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective for the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 167 will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). Pursuant to SFAS No. 168, on July 1, 2009, the FASB launched its Accounting Standards Codification (“ASC”). Pursuant to SFAS No. 168, the Codification will become the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The Company does not expect the adoption of SFAS No. 168 to have an impact on the Company’s consolidated financial statements, as the Codification was not intended to change or alter existing GAAP.

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities.  FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”) clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured.  FSP No. 115-2 and FSP No. 124-2, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2 and FSP 124-2”) establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income.  FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”) amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP No. 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The Company’s adoption of these FSPs during the quarter ended July 31, 2009 resulted in additional disclosures but did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the three months ended July 31, 2009 and

2008, the Company added no new intangible assets. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

As of July 31, 2009 and April 30, 2009, respectively, the net carrying amounts of the Company’s identified intangible assets and liabilities were $49.4 million and $51.7 million (net of accumulated amortization of $45.1 million and $42.8 million), respectively. The estimated annual amortization of the Company’s identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2011	$6,372
2012	4,353
2013	3,361
2014	2,956
2015	2,582

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of July 31, 2009 and April 30, 2009 were $1.4 million. The annual review at April 30, 2009 indicated no impairment and there was no indication of impairment at July 31, 2009.

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

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2009 and 2008:

	Three Months Ended July 31
	(in thousands, except per share data)
	2009	2008
NUMERATOR
Net income attributable to Investors Real Estate Trust	$2,017	$2,358
Dividends to preferred shareholders	(593)	(593)
Numerator for basic earnings per share – net income available to common shareholders	1,424	1,765
Noncontrolling interests – Operating Partnership	479	647
Numerator for diluted earnings per share	$1,903	$2,412
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	62,386	57,916
Effect of convertible operating partnership units	20,837	21,298
Denominator for diluted earnings per share	83,223	79,214

NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.02	$.03

NOTE 4 • EQUITY

During the first quarter of fiscal year 2010, IRET completed a public offering of 3,000,000 common shares of beneficial interest at $8.70 per share (before underwriting discounts and commissions). Proceeds of the offering included in equity totaled $24,795,000 after deducting underwriting discounts and commissions but before deducting offering expenses. As of July 31, 2009, approximately 1,000 Units have been converted to common shares during fiscal year 2010, with a total value of approximately $5,000 included in equity, and approximately 2,000 common shares have been issued under the Company’s 401(k) plan, with a total value of approximately $18,000 included in equity. Approximately 346,000 additional common shares have been issued under the Company’s Distribution Reinvestment and Share Purchase Plan during the three months ended July 31, 2009 with a total value of $2.9 million included in equity.

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

The revenues and net operating income for these reportable segments are summarized as follows for the three month periods ended July 31, 2009 and 2008, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended July 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,083	$21,166	$13,718	$3,395	$3,459	$60,821
Real estate expenses	9,234	9,447	3,693	951	1,091	24,416
Net operating income	$9,849	$11,719	$10,025	$2,444	$2,368	36,405
Interest						(17,401)
Depreciation/amortization						(14,643)
Administrative, advisory and trustee fees						(1,487)
Other expenses						(434)
Other income						129
Net income						$2,569

	(in thousands)
Three Months Ended July 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,601	$20,806	$12,866	$3,096	$3,477	$58,846
Real estate expenses	8,724	9,444	3,762	734	1,140	23,804
Net operating income	$9,877	$11,362	$9,104	$2,362	$2,337	35,042
Interest						(16,888)
Depreciation/amortization						(13,767)
Administrative, advisory and trustee fees						(1,331)
Operating expenses						(362)
Non-operating income						248
Net income						$2,942

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of July 31, 2009, and April 30, 2009, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of July 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$543,996	$575,775	$389,453	$109,149	$119,093	$1,737,466
Less accumulated depreciation/amortization	(119,439)	(76,822)	(45,098)	(13,483)	(19,655)	(274,497)
Total property owned	$424,557	$498,953	$344,355	$95,666	$99,438	1,462,969
Cash and cash equivalents						43,935
Marketable securities						420
Receivables and other assets						101,156
Unimproved land						5,713
Mortgage loans receivable, net of allowance						160
Total Assets						$1,614,353

	(in thousands)
As of April 30, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$542,547	$571,565	$388,219	$108,103	$119,151	$1,729,585
Less accumulated depreciation/amortization	(115,729)	(72,960)	(42,345)	(12,847)	(18,990)	(262,871)
Total property owned	$426,818	$498,605	$345,874	$95,256	$100,161	1,466,714
Cash and cash equivalents						33,244
Marketable securities						420
Receivables and other assets						98,852
Unimproved land						5,701
Mortgage loans receivable, net of allowance						160
Total Assets						$1,605,091

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of July 31, 2009, the total property cost of the 26 properties subject to purchase options was approximately $201.7 million, and the total gross rental revenue from these properties was approximately $4.9 million for the three months ended July 31, 2009.

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

Restrictions on Taxable Dispositions.  Approximately 132 of IRET’s properties, consisting of approximately 7.4 million square feet of the Company’s combined commercial segments’ properties and 4,172 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $882.4 million at July 31, 2009.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of July 31, 2009, the Company is committed to fund approximately $6.6 million in tenant improvements, within approximately the next 12 months.

Construction interest capitalized for the three month periods ended July 31, 2009 and 2008, respectively, was approximately $0 and $343,000 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, requires the Company to report in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. It also requires that any gains or losses from the sale of a property be reported in discontinued operations. There were no properties classified as discontinued operations during the three months ended July 31, 2009 and 2008.

NOTE 8 • ACQUISITIONS AND DEVELOPMENT PROJECTS PLACED IN SERVICE

During the first quarter of fiscal year 2010, IRET had no acquisitions, development projects placed in service or dispositions.

NOTE 9 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.75% to 9.75%, and the mortgages have varying maturity dates from August 1, 2009, through May 31, 2035.

Of the mortgages payable, the balances of fixed rate mortgages totalled $1.0 billion at July 31, 2009 and $1.1 billion at April 30, 2009. The balances of variable rate mortgages totalled $9.2 million and $9.6 million as of July 31, 2009, and April 30, 2009, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of July 31, 2009, the weighted average rate of interest on the Company’s mortgage debt was 6.31%, compared to 6.30% on April 30, 2009. The aggregate amount of required future principal payments on mortgages payable as of July 31, 2009, is as follows:

Three Months Ended July 31, 2009	(in thousands)
2010 (remainder)	$118,218
2011	104,181
2012	113,479
2013	48,787
2014	57,649
Thereafter	613,391
Total payments	$1,055,705

NOTE 10 • FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Marketable Securities. The fair values of these instruments are estimated based on quoted market prices for the security.  At July 31, 2009, marketable securities available-for-sale consisted of bank certificates of deposit with maturities of less than one year.

Other Debt. The fair value of other debt is estimated based on the discounted cash flows of the loan using current market rates.

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

The estimated fair values of the Company’s financial instruments as of July 31, 2009 and April 30, 2009, are as follows:

	(in thousands)
	July 31, 2009		April 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$160	$160	$160	$160
Cash and cash equivalents	43,935	43,935	33,244	33,244
Marketable securities - available-for-sale	420	420	420	420
FINANCIAL LIABILITIES
Other debt	1,000	1,117	1,000	1,129
Mortgages payable	1,055,705	1,293,386	1,070,158	1,301,071

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our condensed consolidated balance sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are accounted for in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), and are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets.  As of July 31, 2009 and April 30, 2009, the aggregate value of the redeemable noncontrolling interests was $1.9 million and $1.7 million respectively.  Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2008	$1,802
Net income	6
Distributions	0
Mark-to-market adjustments in accordance with Topic D-98	(357)
Balance at July 31, 2008	$1,451

(in thousands)
Balance at April 30, 2009	$1,737
Net income	21
Distributions	(44)
Mark-to-market adjustments in accordance with Topic D-98	194
Balance at July 31, 2009	$1,908

NOTE 12 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On August 26, 2009, the Company’s Board of Trustees declared a regular quarterly distribution of 17.10 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable October 1, 2009, to common shareholders and unitholders of record on September 15, 2009. Also on August 26, 2009, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable September 30, 2009 to preferred shareholders of record on September 15, 2009.

Acquisition.  In August 2009 the Company closed on its purchase of an approximately 42,180 square foot showroom/warehouse property located in a western suburb of Des Moines, Iowa.  The Company paid a total of $3.4 million for this property, which is triple-net leased to a single tenant.  The purchase price consisted of approximately $456,000 of cash, with the remainder paid in limited partnership units of the Company’s Operating Partnership, valued at a total of approximately $2.9 million, or $10.25 per unit.

ITEM 2. MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2009, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2009, our real estate portfolio consisted of 77 multi-family residential properties containing 9,645 apartment units and having a total real estate investment amount net of accumulated depreciation of $424.5 million, and 167 commercial properties containing approximately 11.7 million square feet of leasable space. Our commercial properties consist of:

•	67 office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $499.0 million;

•
49 medical properties (including senior housing) containing approximately 2.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $344.4 million;

•	18 industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $95.7 million; and

•	33 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.4 million.

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

Our first quarter fiscal year 2010 results reflect the continuing challenges the real estate industry faced during the three months ended July 31, 2009.  During this quarter, factors adversely affecting demand for IRET’s commercial and multi-family properties continued to be pervasive across the United States and in IRET’s markets, with commercial tenants continuing to focus on reducing costs through space reductions and lower rents. Additionally, continued job losses pressured occupancy and revenue in the Company’s multi-family residential segment.  We  expect current credit market conditions and the continued high level of unemployment to maintain or increase credit stresses on Company tenants, and continue to expect this tenant stress to lead to increases in past due accounts and vacancies.

During the third quarter of fiscal year 2009, Smurfit-Stone Container Corporation, our tenant in two industrial properties, filed a voluntary petition under Chapter 11 of the Bankruptcy Code.  Smurfit is among our 10 largest commercial tenants based on annualized base rent, with payments under their leases with us totaling approximately $163,000 per month, comprising approximately 1.4% of our total commercial segments’ base rents.  To date Smurfit is current on all base rent payments under its leases with us.  We have been notified by the bankruptcy court that Smufit-Stone has assumed both leases.

As of July 31, 2009, a total of approximately $570,000 at IRET’s Fox River project (Grand Chute, WI) and $1.1 million at the Stevens Point project (Stevens Point, WI) has been written off or recorded as past due over the past 12 months.  The Fox River project was acquired by IRET in fiscal year 2006 as a partially-completed eight-unit senior housing project with adjoining vacant land, and

IRET subsequently funded the completion of the eight senior living villas and the construction of ten new senior living patio homes, which were completed in September 2007.  The Stevens Point project was acquired by IRET in fiscal year 2006, and at acquisition consisted of an existing senior housing complex and an adjoining vacant parcel of land.  IRET subsequently funded the construction of an expansion to the existing facility on the adjoining parcel, which was completed in June 2007.  The tenants in these two properties, affiliates of Sunwest Management, Inc., have filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and have been unable to finance their portion of the construction cost for the ten new Fox River patio homes, and have been unable to fund the shortfall between the Stevens Point project’s cash flow and the lease payments due to IRET.  IRET’s investment in the Fox River and Stevens Point properties leased to Sunwest is approximately $3.8 million and $14.8 million, respectively, or approximately 0.2% and 0.9% of IRET’s property owned as of July 31, 2009.

IRET is currently receiving all of the cash flow generated by the Stevens Point project (approximately $85,000 per month, or approximately 57.7% of the Scheduled Rent and other obligations due under the lease). IRET is currently receiving no payments from the Fox River project, and its exercise of its rights under the lease to remove Sunwest as the tenant and manager at the project and to pursue collection of amounts owed under guarantees provided in conjunction with the lease agreement has been suspended following the tenant’s bankruptcy filing.  IRET is evaluating its options in respect of this project; at this time IRET considers that, subject to its analysis of market values in Appleton, Wisconsin, IRET would proceed to market the patio homes and senior living villas and the balance of the vacant parcel (approximately 12 acres) in an attempt to recover its investment and provide some return on investment.

We believe that the timing of an economic recovery is unclear and economic conditions may not improve quickly.  Our near-term focus continues to be to strengthen our capital and liquidity position by evaluating the selective disposition of properties, controlling and reducing capital expenditures and overhead costs, and generating positive cash flows from operations.  Our portfolio of properties is diversified by property type and location, which we believe helps mitigate risks such as changes in demographics or job growth which may occur within individual markets and industries, although it may not mitigate such risks with regard to more wide-spread economic declines.  The continuation of the current economic environment and capital market disruptions have and could continue to have a negative impact on us, and adversely affect our future results of operations.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the first three months of fiscal year 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008

REVENUES

Revenues for the three months ended July 31, 2009 were $60.8 million compared to $58.8 million in the three months ended July 31, 2008, an increase of $2.0 million or 3.4%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal year 2009, as well as other factors shown by the following analysis:

(in thousands)
Increase in Total Revenue Three Months ended July 31, 2009

Rent in Fiscal 2010 from 8 properties acquired in Fiscal 2009 in excess of that received in Fiscal 2009 from the same 8 properties	$919
Increase in lease termination fees	574
Increase in rental income on stabilized properties due to a net increase in rental receipts and tenant reimbursement	482
Net increase in total revenue	$1,975

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

The following tables show revenues, property operating expenses and NOI by reportable operating segment for the three months ended July 31, 2009 and 2008.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended July 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,083	$21,166	$13,718	$3,395	$3,459	$60,821
Real estate expenses
Utilities	1,499	1,831	687	62	88	4,167
Maintenance	2,803	2,891	1,040	192	281	7,207
Real estate taxes	2,097	3,570	1,213	555	536	7,971
Insurance	494	263	113	48	55	973
Property management	2,341	892	640	94	131	4,098
Total expenses	$9,234	$9,447	$3,693	$951	$1,091	$24,416
Net operating income	$9,849	$11,719	$10,025	$2,444	$2,368	$36,405

Stabilized net operating income	$9,483	$11,733	$9,789	$2,340	$2,368	$35,713
Non-stabilized net operating income	366	(14)	236	104	0	692
Total net operating income	$9,849	$11,719	$10,025	$2,444	$2,368	$36,405

	(in thousands)
Three Months Ended July 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,601	$20,806	$12,866	$3,096	$3,477	$58,846
Real estate expenses
Utilities	1,710	1,879	754	3	88	4,434
Maintenance	2,604	2,974	986	180	255	6,999
Real estate taxes	1,944	3,396	1,102	388	540	7,370
Insurance	315	249	99	42	45	750
Property management	2,151	946	821	121	212	4,251
Total expenses	$8,724	$9,444	$3,762	$734	$1,140	$23,804
Net operating income	$9,877	$11,362	$9,104	$2,362	$2,337	$35,042

Stabilized net operating income	$9,659	$11,365	$9,091	$2,362	$2,337	$34,814
Non-stabilized net operating income	218	(3)	13	0	0	228
Total net operating income	$9,877	$11,362	$9,104	$2,362	$2,337	$35,042

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in the three months ended July 31, 2009 compared to the year-earlier period in all but one of our reportable segments primarily due to acquisitions of additional properties in fiscal 2009 and, to a lesser extent, rental income increases on stabilized properties and lease termination fees. Despite declines in economic occupancy rates at our stabilized properties our revenues during the three months ended July 31, 2009 increased by $1.1 million compared to the three months ended July 31, 2008, of which increase $574,000 consisted of  lease termination fees and the balance was due to an increase in rents.  Our overall level of tenant concessions decreased in the first three months of fiscal year 2010 compared to the year-earlier period.

•
Economic Occupancy.  Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.  Economic occupancy rates on a stabilized property and all property basis for the three months ended July 31, 2009, compared to the three months ended July 31, 2008, are shown below:

	Stabilized Properties		All Properties
	Three Months Ended July 31,		Three Months Ended July 31,
	2009	2008	2009	2008
Multi-Family Residential	91.1%	92.5%	91.1%	92.3%
Commercial Office	88.5%	89.1%	87.9%	89.1%
Commercial Medical	94.1%	96.5%	93.4%	96.5%
Commercial Industrial	89.8%	96.8%	90.1%	96.8%
Commercial Retail	85.5%	86.6%	85.5%	86.6%

•
Concessions.  Our overall level of tenant concessions decreased in the three months ended July 31, 2009 compared to the year-earlier period.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three months ended July 31, 2009 will lower, over the lives of the respective leases, our operating revenues by approximately $746,000, as compared to an approximately $836,000 reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three months ended July 31, 2008.

	(in thousands)
	Three Months Ended July 31,
	2009	2008	Change
Multi-Family Residential	$576	$613	(37)
Commercial Office	$97	$190	(93)
Commercial Medical	$49	$14	35
Commercial Industrial	$14	$0	14
Commercial Retail	$10	$19	(9)
Total	$746	$836	(90)

•
Increased Maintenance Expense. Maintenance expenses totaled $7.2 million for the three months ended July 31, 2009, compared to $7.0 million for the three months ended July 31, 2008.  Maintenance expenses at properties newly acquired in fiscal year 2009 added $140,000 to the maintenance expenses category, while maintenance expenses at existing (“stabilized”) properties increased by $68,000, resulting in an increase in maintenance expenses of $208,000, or 3.0% for the three months ended July 31, 2009, compared to the corresponding period in fiscal year 2009.  The increase in maintenance costs at our stabilized properties is due primarily to an increase in costs for the multi-family residential segment for general recurring maintenance and repairs.  For our multi-family residential real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent.

Maintenance expenses by reportable segment for the three months ended July 31, 2009 and 2008 are as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$2,803	$2,891	$1,040	$192	$281	$7,207
2008	$2,604	$2,974	$986	$180	$255	$6,999
Change	$199	$(83)	$54	$12	$26	$208
% change	7.6%	(2.8%)	5.5%	6.7%	10.2%	3.0%

Stabilized	$162	$(99)	$(33)	$12	$26	$68
Non-stabilized	$37	$16	$87	$0	$0	$140
Change	$199	$(83)	$54	$12	$26	$208

•
Decreased Utility Expense. Utility expense totaled $4.2 million for the three months ended July 31, 2009, compared to $4.4 million for the three months ended July 31, 2008, a decrease of 6.0% over the year-earlier period.  Utility expenses at properties newly acquired in fiscal years 2009 added $58,000 to the utility expenses category, while utility expenses at existing properties decreased by $325,000, resulting in a net decrease of $267,000 or 6.0% for the three months ended July 31, 2009.  The decrease in utility costs at our stabilized properties is due primarily to lower heating costs, the majority being in our multi-family residential segment.

Utility expenses by reportable segment for the three months ended July 31, 2009 and 2008 are as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$1,499	$1,831	$687	$62	$88	$4,167
2008	$1,710	$1,879	$754	$3	$88	$4,434
Change	$(211)	$(48)	$(67)	$59	$0	$(267)
% change	(12.3%)	(2.6%)	(8.9%)	1,966.67%	0.0%	(6.0%)

Stabilized	$(226)	$(50)	$(107)	$59	$(1)	$(325)
Non-stabilized	$15	$2	$40	$0	$1	$58
Change	$(211)	$(48)	$(67)	$59	$0	$(267)

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2009 added $179,000 to real estate tax expense in the three months ended July 31, 2009, compared to the three months ended July 31, 2008.  Real estate taxes on stabilized properties increased by $422,000 in the three months ended July 31, 2009, compared to the three months ended July 31, 2008.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies on our stabilized properties.

Real estate tax expense by reportable segment for the three months ended July 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$2,097	$3,570	$1,213	$555	$536	$7,971
2008	$1,944	$3,396	$1,102	$388	$540	$7,370
Change	$153	$174	$111	$167	$(4)	$601
% change	7.9%	5.1%	10.1%	43.0%	(0.7%)	8.2%

Stabilized	$66	$142	$85	$133	$(4)	$422
Non-stabilized	$87	$32	$26	$34	$0	$179
Change	$153	$174	$111	$167	$(4)	$601

•
Increased Insurance Expense. Insurance expense totaled $973,000 for the three months ended July 31, 2009, compared to $750,000 for the three months ended July 31, 2008.  Insurance expenses at properties newly acquired in fiscal year 2009 added $22,000 to the insurance expense category, while insurance expense at existing properties increased by $201,000, resulting in an increase in insurance expenses of $223,000 in the three months ended July 31, 2009, a 29.7% increase over insurance expenses in the three months ended July 31, 2008.  The increase in insurance expense at stabilized properties is due to an increase in premiums primarily in our multi-family residential segment.

Insurance expense by reportable segment for the three months ended July 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$494	$263	$113	$48	$55	$973
2008	$315	$249	$99	$42	$45	$750
Change	$179	$14	$14	$6	$10	$223
% change	56.8%	5.6%	14.1%	14.3%	22.2%	29.7%

Stabilized	$167	$11	$9	$4	$10	$201
Non-stabilized	$12	$3	$5	$2	$0	$22
Change	$179	$14	$14	$6	$10	$223

•
Decreased Property Management Expense. Property management expense totaled $4.1 million for the three months ended July 31, 2009, compared to $4.3 million for the three months ended July 31, 2008.  Property management expenses at properties newly acquired in fiscal years 2009 added $53,000 to the property management expenses category in the three months ended July 31, 2009. Property management expenses at stabilized properties decreased by $206,000 for the three months ended July 31, 2009 compared to the three months ended July 31, 2008. The decrease in property management expense at stabilized properties is primarily due to a decrease in ground lease expenses in our commercial medical segment, as a result of a true up at our Southdale Medical Center offset by increased expenses in our multi-family residential segment for marketing, management payroll and bad debt provisions.

Property management expense by reportable segment for the three months ended July 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$2,341	$892	$640	$94	$131	$4,098
2008	$2,151	$946	$821	$121	$212	$4,251
Change	$190	$(54)	$(181)	$(27)	$(81)	$(153)
% change	8.8%	(5.7%)	(22.0%)	(22.3%)	(38.2%)	(3.6%)

Stabilized	$149	$(59)	$(188)	$(27)	$(81)	$(206)
Non-stabilized	$41	$5	$7	$0	$0	$53
Change	$190	$(54)	$(181)	$(27)	$(81)	$(153)

FACTORS IMPACTING NET INCOME

Although revenue and net operating income increased during the three month period ended July 31, 2009 compared to the three month period ended July 31, 2008, net income decreased by approximately $373,000 to $2.6 million for the three months ended July 31, 2009, compared to $2.9 million for the three months ended July 31, 2008.  The decrease in net income is due in part to an increase in operating expenses and to a lesser degree an increase in interest expense and depreciation on newly acquired non-stabilized properties in the three months ended July 31, 2009, compared to the three months ended July 31, 2008.  Additionally, an increase in vacancy rates in our portfolio and associated operating costs for the vacant space unreimbursed by tenants, combined with the increases in property operating expenses and real estate taxes detailed above, as well as the following factors, impacted net income in the first quarter of fiscal year 2010:

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $158,000, or 0.9%, to approximately $16.8 million during the first quarter of fiscal year 2010, compared to $16.9 million in the first quarter of fiscal year 2009.  The decrease in mortgage interest expense is due to refinancing in our stabilized properties. Our overall weighted average interest rate on all outstanding mortgage debt was 6.31% as of July 31, 2009 and 6.36% as of July 31, 2008.  Our mortgage debt on July 31, 2009 decreased approximately $14.5 million, or 1.4% from April 30, 2009.

Mortgage interest expense by reportable segment for the three months ended July 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$4,926	$5,820	$4,118	$962	$941	$16,767
2008	$4,851	$5,902	$4,224	$938	$1,010	$16,925
Change	$75	$(82)	$(106)	$24	$(69)	$(158)
% change	1.5%	(1.4%)	(2.5%)	2.6%	(6.8%)	(0.9%)

Stabilized	$19	$(82)	$(107)	$(13)	$(69)	$(252)
Non-stabilized	$56	$0	$1	$37	$0	$94
Change	$75	$(82)	$(106)	$24	$(69)	$(158)

In addition to IRET’s mortgage interest, the Company incurs interest expense for lines of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest.  For the three months ended July 31, 2009 and 2008 these amounts were $634,000 and $(37,000), respectively, for a total interest expense for the three months ended July 31, 2009 of $17.4 million and $16.9 million, respectively.

•
Decreased Amortization Expense. In accordance with SFAS No. 141, Business Combinations, which established standards for valuing in-place leases in purchase transactions, the Company allocated a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease.  Amortization expense related to in-place leases totaled $2.3 million in the first quarter of fiscal year 2010, compared to $2.7 million in the first quarter of fiscal year 2009.

CREDIT RISK

The following table lists our top ten commercial tenants on July 31, 2009, for all commercial properties owned by us.

Lessee	% of Total Commercial Segments’ Minimum Rents as of July 31, 2009
Affiliates of Edgewood Vista	9.8%
St. Lukes Hospital of Duluth, Inc.	3.4%
Fairview Health	2.4%
Applied Underwriters	2.2%
Best Buy Co., Inc. (NYSE: BBY)	1.9%
HealthEast Care System	1.7%
UGS Corp.	1.6%
Microsoft (NASDAQ: MSFT)	1.5%
Smurfit - Stone Container (NASDAQ: SSCC)1	1.4%
Arcadis Corporate Services (NASDAQ: AFCAF)	1.4%
All Others	72.7%
Total Monthly Commercial Rent as of July 31, 2009	100.0%
(1)
Smurfit – Stone Container has filed bankruptcy under Chapter 11 of the Bankruptcy Code. We have been notified by the bankruptcy court that the debtor has assumed both of its leases with us.  See page 18 for additional information.

PROPERTY ACQUISITIONS AND DEVELOPMENT PROJECTS PLACED IN SERVICE

During the first quarter of fiscal year 2010, IRET had no acquisitions, development projects placed in service or dispositions.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008

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

FFO applicable to common shares and Units for the three months ended July 31, 2009 increased to $16.5 million, compared to $16.1 million, for the comparable period ended July 31, 2008, an increase of 2.8%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended July 31,	2009			2008
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income attributable to Investors Real Estate Trust	$2,017			$2,358
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	1,424	62,386	$.02	1,765	57,916	$.03
Adjustments:
Noncontrolling interest – Operating Partnership	479	20,837		647	21,298
Depreciation and amortization(1)	14,599			13,641
Funds from operations applicable to common shares and Units	$16,502	83,223	$.20	$16,053	79,214	$.20
(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $14,643 and $13,767, less corporate-related depreciation and amortization on office equipment and other assets of $44 and $126, for the three months ended July 31, 2009 and 2008, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the three months ended July 31 of fiscal years 2010 and 2009:

Month	Fiscal Year 2010	Fiscal Year 2009
July	$.1705	$.1685

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company’s principal liquidity demands are maintaining distributions to the holders of the Company’s common and preferred shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development, tenant improvements and debt repayments.

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial and residential real estate markets have experienced significant challenges during calendar year 2008 and continuing in 2009, including reduced occupancies and rental rates as well as severe restrictions on the availability of financing.  In the event of further deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

SOURCES AND USES OF CASH

Continued and increasing stresses in the United States economy, and ongoing tightening in the credit markets, have resulted in heightened uncertainty regarding the prospects for the continued availability of financing to the commercial real estate sector.  In IRET’s recent experience, while loan terms, underwriting standards and interest rate spreads have changed significantly compared to the last five years, they are still within or close to historical norms.  However, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, the events involving both the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), resulting in the U.S. government’s decision to place them into indefinite conservatorship, do present an environment of heightened risk for us. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability to lend going forward will most likely result in higher loan costs for us; accordingly, we are closely monitoring ongoing announcements surrounding both firms. As of July 31, 2009, approximately 47.0% or $46.6 million of our mortgage debt maturing in the remainder of fiscal year 2010 is debt placed on multi-family residential assets, and approximately 53.0%, or $52.5 million, is debt placed on properties in our four commercial segments. Of this $52.5 million, we have to date obtained loan commitments to refinance approximately $29.8 million.

As of July 31, 2009, the Company had three unsecured lines of credit, in the amounts of $10.0 million, $12.0 million and $14.0 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. As of July 31, 2009, the Company had an outstanding balance of $7.5 million at Bremer Bank and $4.0 million at First International Bank and Trust. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate with a floor of 4.00%, (2) 175 basis points below the Wall Street Journal Prime Rate with a floor of 5.25% and a ceiling of 8.25%, and (3) 50 basis points above the Wall Street Journal Prime Rate. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with Bremer Bank, First Western Bank and First International Bank and Trust expire in November 2009, December 2011 and December 2009, respectively.  The Company expects to renew these lines of credit prior to their expiration. In addition to these three lines of credit, the Company also has $4.9 million drawn on a $5.0 million line of credit maturing in November 2009 with Dacotah Bank in Minot, North Dakota.  Of this $4.9 million, the Company includes $3.4 million in mortgages payable on the Company’s balance sheet, as secured by six small apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the first quarter of fiscal year 2010, there were no Units issued in connection with property acquisitions. In the first quarter of fiscal year 2009, approximately 192,000 Units, valued at issuance at $2.0 million, were issued in connection with the Company’s acquisition of one property.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount of 5% from the market price. During the first quarter of fiscal year 2010, the Company issued approximately 346,000 common shares under its DRIP, with a total value of $2.9 million.

Cash and cash equivalents on July 31, 2009 totaled $43.9 million, compared to $42.4 million on July 31, 2008, an increase of $1.5 million. Net cash used for investing activities decreased by $8.3 million, primarily due to less cash used for acquisitions compared to the three months ended July 31, 2008; and net cash provided by financing activities increased by $12.7 million primarily due to higher proceeds from the sale of common shares and proceeds from revolving lines of credit and partially offset by principal payments on mortgages compared to the three months ended July 31, 2008.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased by $14.5 million as of July 31, 2009, compared to April 30, 2009, due to loans that were paid off. As of July 31, 2009, approximately 99.1% of the Company’s $1.1 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of July 31, 2009, the weighted average rate of interest on the Company’s mortgage debt was 6.31%, compared to 6.30% on April 30, 2009.

Property Owned. Property owned remained at $1.7 billion at July 31, 2009 and April 30, 2009. The Company had no acquisitions, development projects placed in service or dispositions during the three months ended July 31, 2009.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2009 were $43.9 million, compared to $33.2 million on April 30, 2009.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was approximately $420,000 on July 31, 2009 and on April 30, 2009. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. The outstanding units in the Operating Partnership remained at 20.8 million Units at July 31, 2009 compared to April 30, 2009.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2009 totaled 63.8 million, compared to 60.3 million outstanding on April 30, 2009.  During the first quarter of fiscal year 2010, IRET completed a public offering of 3,000,000 common shares of beneficial interest at $8.70 per share (before underwriting discounts and commissions). Proceeds of the offering included in IRET shareholder’s equity totaled $24,795,000 after deducting underwriting discounts and commissions but before deducting offering expenses. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 346,000 common shares issued during the three months ended July 31, 2009, for total value of $2.9 million. Conversions of approximately 1,000 UPREIT Units to common shares, for a total of approximately $5,000 in IRET shareholders’ equity also increased the Company’s common shares of beneficial interest outstanding during the three months ended July 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 99.1% of our debt, as of July 31, 2009 and April 30, 2009, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the first quarter of fiscal year 2010 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2009, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total	Fair Value
Fixed Rate	$111,269	$103,903	$113,185	$48,475	$56,965	$612,733	$1,046,530	$1,284,211
Variable Rate	6,949	278	294	312	684	658	9,175	9,175
							$1,055,705	$1,293,386

	Future Interest Payments (in thousands)
Long Term Debt	Remaining Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Fixed Rate	$47,208	$55,978	$47,078	$41,896	$38,735	$128,934	$359,829
Variable Rate	151	119	103	84	60	216	733
							$360,562

The weighted average interest rate on our debt as of July 31, 2009, was 6.31%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $9.2 million of variable rate indebtedness would increase our annual interest expense by $92,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Important factors that could cause our actual results to be materially different from expectations expressed in forward-looking statements include the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2010, the Company issued an aggregate of 1,225 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Over the course of several meetings in fiscal year 2009 and the first quarter of fiscal year 2010, the Compensation Committee of the Board of Trustees revised the Company’s incentive bonus program for executive officers.  A description of the incentive bonus program as revised is filed as Exhibit 10 to this Quarterly Report on Form 10-Q and is incorporated herein by reference, and was also included in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

Item 6. Exhibits

Exhibit No.	Description
10	Description of Compensation of Executive Officers
12	Calculation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Distributions
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

/s/ Thomas A. Wentz, Sr.
Thomas A. Wentz, Sr.
President and Chief Executive Officer

/s/ Diane K. Bryantt
Diane K. Bryantt
Senior Vice President and Chief Financial Officer

Date: September 9, 2009

Exhibit Index

Exhibit No.	Description
10	Description of Compensation of Executive Officers
12	Calculation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Distributions
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.