Form 10-Q
period 2009-10-31
INVESTORS REAL ESTATE TRUST
filed 2009-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2009

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of December 7, 2009, it had 73,535,728 common shares of beneficial interest outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2010
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	October 31, 2009	April 30, 2009
ASSETS
Real estate investments
Property owned	$1,749,489	$1,729,585
Less accumulated depreciation	(286,555)	(262,871)
	1,462,934	1,466,714
Unimproved land	5,966	5,701
Mortgage loans receivable, net of allowance of $3 and $3, respectively	159	160
Total real estate investments	1,469,059	1,472,575
Other assets
Cash and cash equivalents	102,732	33,244
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance of $873 and $842, respectively	16,588	16,012
Accounts receivable, net of allowance of $367 and $286, respectively	4,830	2,738
Real estate deposits	635	88
Prepaid and other assets	2,750	1,051
Intangible assets, net of accumulated amortization of $49,449 and $44,887, respectively	48,118	52,173
Tax, insurance, and other escrow	6,661	7,261
Property and equipment, net of accumulated depreciation of $1,109 and $957, respectively	1,450	1,015
Goodwill	1,392	1,392
Deferred charges and leasing costs, net of accumulated amortization of $12,243 and $11,010, respectively	17,273	17,122
TOTAL ASSETS	$1,671,908	$1,605,091

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$29,760	$32,773
Revolving lines of credit	6,594	5,500
Mortgages payable	1,060,131	1,070,158
Other	1,421	1,516
TOTAL LIABILITIES	1,097,906	1,109,947

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	1,943	1,737
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2009 and April 30, 2009, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 73,502,152 shares issued and outstanding at October 31, 2009, and 60,304,154 shares issued and outstanding at April 30, 2009)	566,395	461,648
Accumulated distributions in excess of net income	(176,580)	(155,956)
Total Investors Real Estate Trust shareholders’ equity	417,132	333,009
Noncontrolling interests – Operating Partnership (20,962,061 units at October 31, 2009 and 20,838,197 units at April 30, 2009)	143,260	148,199
Noncontrolling interests – consolidated real estate entities	11,667	12,199
Total equity	572,059	493,407
TOTAL LIABILITIES AND EQUITY	$1,671,908	$1,605,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and six months ended October 31, 2009 and 2008

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2009	2008	2009	2008
REVENUE
Real estate rentals	$48,592	$48,857	$97,622	$96,514
Tenant reimbursement	11,004	10,716	22,795	21,905
TOTAL REVENUE	59,596	59,573	120,417	118,419
EXPENSES
Interest	17,200	17,078	34,601	33,966
Depreciation/amortization related to real estate investments	14,432	13,480	28,500	26,798
Utilities	4,379	4,607	8,546	9,041
Maintenance	6,616	6,585	13,823	13,584
Real estate taxes	7,924	7,487	15,895	14,857
Insurance	955	754	1,928	1,504
Property management expenses	4,611	4,520	8,709	8,771
Administrative expenses	1,365	1,125	2,721	2,356
Advisory and trustee services	133	114	264	214
Other expenses	498	482	932	844
Amortization related to non-real estate investments	549	479	1,124	928
Impairment of real estate investments	860	0	860	0
TOTAL EXPENSES	59,522	56,711	117,903	112,863
Interest income	62	210	128	433
Other income	64	78	127	103
Income before gain on sale of other investments	200	3,150	2,769	6,092
Gain on sale of other investments	0	54	0	54
NET INCOME	200	3,204	2,769	6,146
Net loss (income) attributable to noncontrolling interests – Operating Partnership	59	(700)	(420)	(1,347)
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	26	19	(47)	82
Net income attributable to Investors Real Estate Trust	285	2,523	2,302	4,881
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(308)	$1,930	$1,116	$3,695
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.00	$.03	$.02	$.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
for the six months ended October 31, 2009 and 2008

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2008	1,150	$27,317	57,732	$439,255	$(122,498)	$173,557	$517,631
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					4,881	1,236	6,117
Distributions – common shares					(19,589)	(7,188)	(26,777)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment plan			618	6,052			6,052
Shares issued			66	637			637
Partnership units issued						3,730	3,730
Redemption of units for common shares			297	1,927		(1,927)	0
Adjustments to redeemable noncontrolling interests				(160)			(160)
Other						443	443
Balance October 31, 2008	1,150	$27,317	58,713	$447,711	$(138,392)	$169,851	$506,487

Balance April 30, 2009	1,150	$27,317	60,304	$461,648	$(155,956)	$160,398	$493,407
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					2,302	435	2,737
Distributions – common shares					(21,740)	(7,133)	(28,873)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment plan			615	5,207			5,207
Shares issued			12,415	98,706			98,706
Partnership units issued						2,888	2,888
Redemption of units for common shares			168	1,114		(1,114)	0
Adjustments to redeemable noncontrolling interests				(278)			(278)
Other				(2)		(547)	(549)
Balance October 31, 2009	1,150	$27,317	73,502	$566,395	$(176,580)	$154,927	$572,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2009 and 2008

	Six Months Ended October 31 (in thousands)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,769	$6,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,335	28,235
Gain on sale of real estate, land and other investments	0	(54)
Impairment of real estate investments	860	0
Bad debt expense	818	681
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(668)	(1,288)
(Increase) decrease in accounts receivable	(1,281)	1,073
Increase in prepaid and other assets	(1,699)	(1,464)
Decrease in tax, insurance and other escrow	600	2,460
Increase in deferred charges and leasing costs	(1,959)	(2,804)
Decrease in accounts payable, accrued expenses, and other liabilities	(2,845)	(8,470)
Net cash provided by operating activities	26,930	24,515
CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments) proceeds of real estate deposits	(547)	1,293
Principal proceeds on mortgage loans receivable	1	13
Proceeds from sale of real estate and other investments	34	67
Insurance proceeds received	625	997
Payments for acquisitions and improvements of real estate investments	(21,673)	(35,870)
Net cash used by investing activities	(21,560)	(33,500)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	98,556	637
Proceeds from mortgages payable	77,335	31,188
Principal payments on mortgages payable	(86,245)	(28,933)
Principal payments on revolving lines of credit and other debt	(15,523)	(35)
Proceeds from noncontrolling partner – consolidated real estate entities	0	717
Proceeds from revolving lines of credit and other debt	15,500	15,000
Repurchase of fractional shares and partnership units	(2)	0
Distributions paid to common shareholders, net of reinvestment of $4,800 and $5,671, respectively	(16,940)	(13,918)
Distributions paid to preferred shareholders	(1,186)	(1,186)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $407 and $381, respectively	(6,726)	(6,807)
Distributions paid to noncontrolling interests – consolidated real estate entities	(547)	(116)
Distributions paid to redeemable noncontrolling interest – consolidated real estate entities	(104)	(30)
Redemption of partnership units	0	(158)
Net cash provided (used) by financing activities	64,118	(3,641)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69,488	(12,626)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,244	53,481
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,732	$40,855

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2009 and 2008

	Six Months Ended October 31 (in thousands)
	2009	2008
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$4,800	$5,671
Operating partnership distribution reinvestment plan	407	381
Assets acquired through the issuance of operating partnership units	2,888	3,730
Operating partnership units converted to shares	1,114	1,927
Accounts payable included within real estate investments	(19)	1,358
Adjustments to redeemable noncontrolling interests	278	160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	33,612	30,656
Interest other	170	19
	$33,782	$30,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2009 and 2008

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan and Wisconsin. As of October 31, 2009, IRET owned 77 multi-family residential properties with 9,669 apartment units and 169 commercial properties, consisting of office, medical, industrial and retail properties, totaling 11.8 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

All references to IRET or the Company refer to Investors Real Estate Trust and its consolidated subsidiaries.

NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of IRET and all its subsidiaries in which it maintains a controlling interest. All intercompany balances and transactions are eliminated in consolidation. The Company’s fiscal year ends April 30th. The Company has evaluated subsequent events through December 10, 2009, and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 77.8% and 74.3%, respectively, as of October 31, 2009 and April 30, 2009. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Current Report on Form 8-K for the fiscal year ended April 30, 2009, filed with the SEC on September 18, 2009.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  As a result of the adoption of the amended guidance contained in ASC 810, Consolidation, as described below in Recent Accounting Pronouncements, we:

•
reclassified to noncontrolling interests - consolidated real estate entities and noncontrolling interests - Operating Partnership, both of which are components of equity, $11.7 million and $143.3 million at October 31, 2009, and $12.2 million and $148.2 million at April 30, 2009, respectively, which amounts were previously reported as minority interests on our condensed consolidated balance sheets;

•
reported as separate captions within our condensed consolidated statements of operations the following: net income (including net income attributable to noncontrolling interests and net income attributable to Investors Real Estate Trust); net income (loss) attributable to noncontrolling interests - consolidated real estate entities; net income attributable to noncontrolling interests - Operating Partnership; and net income attributable to Investors Real Estate Trust, of $2.8 million, $47,000, $420,000 and $2.3 million, respectively, for the six months ended October 31, 2009; $6.1 million, $(82,000), $1.3 million and $4.9 million, respectively, for the six months ended October 31, 2008; $200,000, $(26,000), $(59,000) and $285,000, respectively, for the three months ended October 31, 2009 and $3.2 million, $(19,000), $700,000 and $2.5 million for the three months ended October 31, 2008;

•
utilized net income including noncontrolling interests of $2.8 million for the six months ended October 31, 2009 and $6.1 million for the six months ended October 31, 2008 as the starting point on our condensed consolidated statements of cash flows in order to reconcile net income to cash flows from operating activities, rather than beginning with net income excluding noncontrolling interests; and

•
presented as “redeemable noncontrolling interest” in the mezzanine section of the Company’s condensed consolidated balance sheets as of October 31, 2009 and April 30, 2009 the fair value of the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.

These reclassifications had no effect on previously reported net income attributable to IRET, or net cash flows from operating activities.  Also, net income per common share continues to be based on net income attributable to IRET.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

Effective May 1, 2009, the Company adopted FASB amended guidance that characterized ownership interests in a subsidiary that are held by owners other than the parent are noncontrolling interests (which were previously reported on the consolidated balance sheet as “minority interest”).  Under the amended guidance, noncontrolling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations.  The Company will classify any securities that are redeemable for cash or other assets at the option of the holder, or not solely within the control of the Company, outside of permanent equity in the consolidated balance sheet.  The Company will make this determination based on terms in the applicable agreements, specifically in relation to redemption provisions.  With respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether it controls the actions or events necessary to issue the maximum number of common shares that could be required to be delivered at the time of settlement of the contract to determine whether the noncontrolling interests are permanent equity.

The Company has concluded that for its noncontrolling interests that allow for redemption in either cash or Company shares (i.e., the limited partnership units of the Operating Partnership), all such provisions are solely within its control.  As a result of its evaluation, the Company has determined that all of these noncontrolling interests qualify as permanent equity.  As of October 31, 2009, the Operating Partnership’s noncontrolling interests have a redemption value of approximately $175.5 million (based on the Company’s closing common share price on the NASDAQ Global Select Market on that date of $8.37), which represents the amount that would be paid to the Operating Partnership’s outside noncontrolling limited partners.  The Company has one joint venture which allows the Company’s unaffiliated partner, at its election, to require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.  The Company is not aware of any intent of the joint venture partner to exercise this option.  However, because the redemption of this interest is not solely within the control of the Company, the related noncontrolling interest is presented as “redeemable noncontrolling interest” in the mezzanine section of the Company’s condensed consolidated balance sheets as of October 31, 2009 and April 30, 2009.

In December 2007, the FASB issued an update to its guidance on accounting for business combinations.  The amended guidance significantly changes the accounting for and reporting of business combination transactions in consolidated financial statements.  The amended guidance requires an acquiring entity to recognize acquired assets and liabilities assumed in a transaction at fair value as of the acquisition date, changes the disclosure requirements for business combination transactions and changes the accounting treatment for certain items, including contingent consideration agreements which are required to be recorded at acquisition date fair value and acquisition costs which are required to be expensed as incurred. The Company adopted this guidance on May 1, 2009.  The Company believes that such adoption could materially impact its future financial results to the extent that it acquires significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to the Company’s former practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The guidance was effective for the Company on May 1, 2008; however, the FASB deferred the effective date for certain non-financial assets and liabilities not re-measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, or, for the Company, its first quarter of fiscal year 2010. The adoption of the guidance pertaining to non-financial assets and liabilities by the Company on May 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  At October 31, 2009, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy.

In June 2008, the FASB issued guidance that states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the amended guidance. Early application is not permitted. The Company currently has no unvested share-based payment awards outstanding, but it is possible that in the future some may be granted under its 2008 Incentive Award Plan approved by shareholders in September 2008.  The Company’s adoption of this guidance on May 1, 2009 did not impact the Company’s EPS calculations.

In May 2009, the FASB issued new guidance on subsequent events that establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The new guidance was effective for interim and financial periods ending after June 15, 2009.  The Company’s adoption of the new guidance in the first quarter of its fiscal year 2010 did not have a material impact on its consolidated financial condition or results of operations.  For the quarterly period ended October 31, 2009, the Company has considered subsequent events through December 10, 2009, which is the date its consolidated financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2009, the FASB issued new guidance that amends the existing guidance as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The new guidance is effective for the first annual reporting period that begins after November 15, 2009. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the six months ended October 31, 2009, the Company incurred a loss of approximately $860,000 due to impairment of two properties. The Company recorded a charge for impairment of approximately $152,000 on its former headquarters building in Minot, North Dakota, based upon receipt of a market offer to purchase.  The Company also recorded an impairment charge of approximately $708,000 on a retail property located in Kentwood, Michigan.  This property’s tenant has vacated the premises but continues to pay rent under a lease agreement that will expire on October 29, 2010.  Broker representations and market data for this retail property provided the basis for the impairment charge. During the six months ended October 31, 2008, the Company incurred no losses due to impairment.

IDENTIFIED INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the six months ended October 31, 2009 and 2008, respectively, the Company added approximately $656,000 and $618,000 of new intangible assets and $20,000 and $54,000 of new intangible liabilities. The weighted average lives of the intangible assets and intangible liabilities acquired in the six months ended October 31, 2009 and 2008 are 7.3 years and 0.9 years, respectively.  Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company’s identified intangible assets and intangible liabilities at October 31, 2009 and April 30, 2009 were as follows:

	(in thousands)
	October 31, 2009	April 30, 2009
Identified intangible assets (included in intangible assets):
Gross carrying amount	$97,567	$97,060
Accumulated amortization	(49,449)	(44,887)
Net carrying amount	$48,118	$52,173

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$2,659	$2,638
Accumulated amortization	(2,238)	(2,122)
Net carrying amount	$421	$516

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(14,000) and $63,000 for the three months ended October 31, 2009 and 2008, respectively, and $(26,000) and $123,000 for the six months ended October 31, 2009 and 2008, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2011	$59
2012	46
2013	28
2014	29
2015	12

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $2.3 million and $2.6 million for the three months ended October 31, 2009 and 2008, respectively, and $4.6 million and $5.3 million for the six months ended October 31, 2009 and 2008, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2011	$6,394
2012	4,387
2013	3,413
2014	3,007
2015	2,649

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of October 31, 2009 and April 30, 2009 were $1.4 million. The annual review at April 30, 2009 indicated no impairment and there was no indication of impairment at October 31, 2009.

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

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2009 and 2008:

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2009	2008	2009	2008
NUMERATOR
Net income attributable to Investors Real Estate Trust	$285	$2,523	$2,302	$4,881
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
Numerator for basic earnings per share – net (loss) income available to common shareholders	(308)	1,930	1,116	3,695
Noncontrolling interests – Operating Partnership	(59)	700	420	1,347
Numerator for diluted earnings per share	$(367)	$2,630	$1,536	$5,042
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	66,160	58,374	64,276	58,145
Effect of convertible operating partnership units	21,002	21,294	20,908	21,296
Denominator for diluted earnings per share	87,162	79,668	85,184	79,441

NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.00	$.03	$.02	$.06

NOTE 4 • EQUITY

During the second quarter of fiscal year 2010, IRET completed a public offering of 9,200,000 common shares of beneficial interest at $8.25 per share (before underwriting discounts and commissions). Proceeds of the offering included in equity totaled $72,105,000 after deducting underwriting discounts and commissions but before deducting offering expenses.  During the first quarter of fiscal year 2010, IRET completed a public offering of 3,000,000 common shares of beneficial interest at $8.70 per share (before underwriting discounts and commissions). Proceeds of the offering included in equity totaled $24,795,000 after deducting underwriting discounts and commissions but before deducting offering expenses.

As of October 31, 2009, approximately 168,000 Units have been converted to common shares during fiscal year 2010, with a total value of approximately $1.1 million included in equity, and approximately 7,000 common shares have been issued under the Company’s 401(k) plan, with a total value of approximately $58,000 included in equity. Approximately 689,000 additional common shares have been issued under the Company’s Distribution Reinvestment and Share Purchase Plan during the six months ended October 31, 2009 with a total value of $5.8 million included in equity.

NOTE 5 • SEGMENT REPORTING

IRET reports its results in five reportable segments: multi-family residential properties, and commercial office, medical (including senior housing), industrial and retail properties.  The Company’s reportable segments are aggregations of similar properties.  The accounting policies of each of these segments are the same as those described in Note 2, which presents the measure(s) used by the chief operating decision maker for purposes of assessing segment performance.

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

The revenues and net operating income for these reportable segments are summarized as follows for the three and six month periods ended October 31, 2009 and 2008, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended October 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,256	$20,483	$13,231	$3,339	$3,287	$59,596
Real estate expenses	9,139	9,086	3,961	1,202	1,097	24,485
Net operating income	$10,117	$11,397	$9,270	$2,137	$2,190	35,111
Interest						(17,200)
Depreciation/amortization						(14,981)
Administrative, advisory and trustee fees						(1,498)
Other expenses						(498)
Impairment of real estate investment						(860)
Other income						126
Net income						$200

	(in thousands)
Three Months Ended October 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,402	$20,723	$12,960	$2,975	$3,513	$59,573
Real estate expenses	8,929	9,203	3,863	802	1,156	23,953
Net operating income	$10,473	$11,520	$9,097	$2,173	$2,357	35,620
Interest						(17,078)
Depreciation/amortization						(13,959)
Administrative, advisory and trustee fees						(1,239)
Other expenses						(482)
Other income						288
Gain on sale of other investments						54
Net income						$3,204

	(in thousands)
Six Months Ended October 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$38,339	$41,649	$26,949	$6,734	$6,746	$120,417
Real estate expenses	18,373	18,533	7,654	2,153	2,188	48,901
Net operating income	$19,966	$23,116	$19,295	$4,581	$4,558	71,516
Interest						(34,601)
Depreciation/amortization						(29,624)
Administrative, advisory and trustee fees						(2,985)
Other expenses						(932)
Impairment of real estate investment						(860)
Other income						255
Net income						$2,769

	(in thousands)
Six Months Ended October 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$38,003	$41,529	$25,825	$6,071	$6,991	$118,419
Real estate expenses	17,654	18,647	7,625	1,535	2,296	47,757
Net operating income	$20,349	$22,882	$18,200	$4,536	$4,695	70,662
Interest						(33,966)
Depreciation/amortization						(27,726)
Administrative, advisory and trustee fees						(2,570)
Other expenses						(844)
Other income						536
Gain on sale of other investments						54
Net income						$6,146

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of October 31, 2009, and April 30, 2009, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of October 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$546,577	$580,291	$390,768	$113,168	$118,685	$1,749,489
Less accumulated depreciation/amortization	(123,183)	(80,764)	(48,124)	(14,162)	(20,322)	(286,555)
Total property owned	$423,394	$499,527	$342,644	$99,006	$98,363	1,462,934
Cash and cash equivalents						102,732
Marketable securities						420
Receivables and other assets						99,697
Unimproved land						5,966
Mortgage loans receivable, net of allowance						159
Total Assets						$1,671,908

	(in thousands)
As of April 30, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$542,547	$571,565	$388,219	$108,103	$119,151	$1,729,585
Less accumulated depreciation/amortization	(115,729)	(72,960)	(42,345)	(12,847)	(18,990)	(262,871)
Total property owned	$426,818	$498,605	$345,874	$95,256	$100,161	1,466,714
Cash and cash equivalents						33,244
Marketable securities						420
Receivables and other assets						98,852
Unimproved land						5,701
Mortgage loans receivable, net of allowance						160
Total Assets						$1,605,091

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of October 31, 2009, the total property cost of the 26 properties subject to purchase options was approximately $201.6 million, and the total gross rental revenue from these properties was approximately $9.8 million for the six months ended October 31, 2009.

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

Restrictions on Taxable Dispositions.  Approximately 134 of IRET’s properties, consisting of approximately 7.5 million square feet of the Company’s combined commercial segments’ properties and 4,316 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $884.9 million at October 31, 2009.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of October 31, 2009, the Company is committed to fund approximately $7.7 million in tenant improvements, within approximately the next 12 months.

Construction interest capitalized for the three month periods ended October 31, 2009 and 2008, respectively, was approximately $0 and $355,000 for development projects completed and in progress.  Construction interest capitalized for the six months periods ended October 31, 2009 and 2008, respectively, was approximately $0 and $698,000 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. There were no properties classified as discontinued operations during the six months ended October 31, 2009 and 2008.

NOTE 8 • ACQUISITIONS

During the second quarter of fiscal year 2010, IRET acquired two properties:  an approximately 42,180 square foot showroom/warehouse property located in a western suburb of Des Moines, Iowa, triple-net leased to a single tenant, for which the Company paid a total of approximately $3.4 million, a portion of which was paid in Units valued at a total of approximately $2.9 million, or $10.25 per unit, with the remainder paid in cash; and an approximately 15,000 square foot, 2-story office building on 1.5 acres located near IRET’s corporate headquarters building in Minot, North Dakota, for a total of $2.4 million, a portion of which the Company paid in Units valued at a total of approximately $90,000, with the remainder paid in cash.  IRET had no development projects placed in service or dispositions during the second quarter of fiscal year 2010.  During the first quarter of fiscal year 2010, IRET had no acquisitions, development projects placed in service or dispositions.

The following table details the Company’s acquisitions during the six months ended October 31, 2009:

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Commercial Property - Office
15,000 sq. ft. Minot 2505 16th Street SW – Minot, ND	$372	$1,724	$304	$2,400

Commercial Property - Industrial
42,180 sq. ft. Clive 2075 NW 94th Street – Clive, IA	408	2,610	332	3,350

Total Property Acquisitions	$780	$4,334	$636	$5,750

NOTE 9 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 3.04% to 9.75%, and the mortgages have varying maturity dates from the current fiscal year through May 31, 2035.

Of the mortgages payable, the balances of fixed rate mortgages totalled $1.1 billion at October 31, 2009 and April 30, 2009. The balances of variable rate mortgages totalled $5.8 million and $9.6 million as of October 31, 2009, and April 30, 2009, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of October 31, 2009, the weighted average rate of interest on the Company’s mortgage debt was 6.27%, compared to 6.30% on April 30, 2009. The aggregate amount of required future principal payments on mortgages payable as of October 31, 2009, is as follows:

Six Months Ended October 31, 2009	(in thousands)
2010 (remainder)	$59,150
2011	104,906
2012	114,235
2013	49,480
2014	58,509
Thereafter	673,851
Total payments	$1,060,131

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

Marketable Securities. The fair values of these instruments are estimated based on quoted market prices for the security.  At October 31, 2009, marketable securities available-for-sale consisted of bank certificates of deposit with maturities of less than one year.

Other Debt. The fair value of other debt is estimated based on the discounted cash flows of the loan using current market rates.

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

The estimated fair values of the Company’s financial instruments as of October 31, 2009 and April 30, 2009, are as follows:

	(in thousands)
	October 31, 2009		April 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$159	$159	$160	$160
Cash and cash equivalents	102,732	102,732	33,244	33,244
Marketable securities - available-for-sale	420	420	420	420
FINANCIAL LIABILITIES
Other debt	1,000	1,142	1,000	1,129
Mortgages payable	1,060,131	1,319,697	1,070,158	1,301,071

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our condensed consolidated balance sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets.  As of October 31, 2009 and April 30, 2009, the aggregate value of the redeemable noncontrolling interests was $1.9 million and $1.7 million respectively.  Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2008	$1,802
Net income	29
Distributions	(30)
Mark-to-market adjustments	160
Balance at October 31, 2008	$1,961

(in thousands)
Balance at April 30, 2009	$1,737
Net income	32
Distributions	(104)
Mark-to-market adjustments	278
Balance at October 31, 2009	$1,943

NOTE 12 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On November 18, 2009, the Company’s Board of Trustees declared a regular quarterly distribution of 17.15 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable January 15, 2010, to common shareholders and unitholders of record on January 4, 2010. Also on November 18, 2009, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable December 31, 2009 to preferred shareholders of record on December 15, 2009.

Acquisitions and Dispositions.  In November 2009, the Company acquired an approximately 6.8 acre parcel of vacant land located in Fargo, North Dakota, for a purchase price of approximately $395,000.  The Company has agreed to construct a new facility to be leased to a single tenant, with a target lease commencement date in July 2010.  The Company estimates that its cost to construct the facility will be approximately $4.2 million, including the cost of the land, plus imputed construction interest. In November 2009, the Company sold a small office property in Minot, North Dakota for $110,000.

Pending Acquisitions and Dispositions.  The Company is currently negotiating the purchase of two limited liability companies that own and operate five senior housing facilities located in Wyoming, for a total purchase price of approximately $45.0 million.  The five senior housing facilities have a total of approximately 322 units, with up to approximately 370 beds.  The Company is in the final stages of negotiating the purchase agreement for this potential acquisition, which agreement contains customary conditions and contingencies to closing, but has not yet completed its standard due diligence, and accordingly no assurances can be given that this transaction will be consummated.  The Company is negotiating with a prospective lender to finance this acquisition with a loan of approximately 80-85% of the purchase price, but has sufficient funds on hand to close with cash.  In the event the Company completes this acquisition, the Company would plan to expand three of the five existing locations at an estimated total cost of approximately $8.5 million.  The Company expects construction of these expansion projects to commence in the third or fourth quarter of the Company’s current fiscal year, and to be funded from cash on hand.  The Company has also signed agreements for the purchase of two multi-family residential properties located in Rochester, Minnesota; one property consists of two 24-plexes (48 units in total), and the other consists of four 4-plexes (16 units in total).  The Company would pay a total of $4.3 million for the two properties, of which approximately $2.6 million would consist of the assumption of existing debt, with the remaining $1.7 million paid in UPREIT units of the Company’s limited partnership valued at $10.25 per unit.  This proposed acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed.

The Company is marketing for sale its 504-unit Dakota Hill multi-family residential property in Irving, Texas, and has signed an agreement for the sale of this property.  The potential buyers’ due diligence period has not yet expired, however, and the sales agreement for the property contains financing and other contingencies to closing, and accordingly no assurances can be given that this transaction will be consummated on the terms currently contemplated, or at all.  The Company is also pursuing refinancing options for the mortgage loan on the property that matures on February 1, 2010.

Line of Credit Renewals.  In November 2009, the Company renewed its $5.0 million line of credit with Dacotah Bank in Minot, North Dakota.  The Company has $4.9 million currently drawn on this line, which matures in November 2010.  Of this $4.9 million, the Company includes $3.4 million in mortgages payable on the Company’s balance sheet, as secured by six apartment properties, with the remaining $1.5 million included in revolving lines of credit. The Company also extended its $10.0 million undrawn line of credit with Bremer Bank from November 1, 2009 to December 31, 2009. The Company expects to renew this line of credit prior to its expiration.

ITEM 2. MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2009, which are included in the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2009.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2009, our real estate portfolio consisted of 77 multi-family residential properties containing 9,669 apartment units and having a total real estate investment amount net of accumulated depreciation of $423.4 million, and 169 commercial properties containing approximately 11.8 million square feet of leasable space. Our commercial properties consist of:

•	68 office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $499.5 million;

•
49 medical properties (including senior housing) containing approximately 2.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $342.6 million;

•	19 industrial properties containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.0 million; and

•	33 retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $98.4 million.

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

Our second quarter fiscal year 2010 results reflect the continuing challenges the real estate industry faced during the three months ended October 31, 2009.  During this quarter, factors adversely affecting demand for IRET’s commercial and multi-family properties continued to be pervasive across the United States and in IRET’s markets, with commercial tenants continuing to focus on reducing costs through space reductions and lower rents. Additionally, continued job losses pressured occupancy and revenue in the Company’s multi-family residential segment.  We  expect current credit market conditions and the continued high level of unemployment to maintain or increase credit stresses on Company tenants, and continue to expect this tenant stress to lead to increases in past due accounts and vacancies.

Decreases in FFO and Net Income for the three and six months ended October 31, 2009 to the comparable period in the prior year were due to increased vacancy in all segments and in particular our multifamily residential segment, and impairment charges taken on two commercial properties.

During the third quarter of fiscal year 2009, Smurfit-Stone Container Corporation, our tenant in two industrial properties, filed a voluntary petition under Chapter 11 of the Bankruptcy Code.  Smurfit is among our 10 largest commercial tenants based on annualized base rent, with payments under their leases with us totaling approximately $163,000 per month, comprising approximately 1.5% of our total commercial segments’ base rents. Smufit-Stone has assumed both leases with us and is current on all payments under the leases.

As of October 31, 2009, a total of approximately $570,000 at IRET’s Fox River project (Grand Chute, WI) and $1.2 million at the Stevens Point project (Stevens Point, WI) has been written off or recorded as past due over the past 17 months.  The Fox River project was acquired by IRET in fiscal year 2006 as a partially-completed eight-unit senior housing project with adjoining vacant land, and IRET subsequently funded the completion of the eight senior living villas and the construction of ten new senior living patio homes, which were completed in September 2007.  The Stevens Point project was acquired by IRET in fiscal year 2006, and at acquisition consisted of an existing senior housing complex and an adjoining vacant parcel of land.  IRET subsequently funded the construction of an expansion to the existing facility on the adjoining parcel, which was completed in June 2007.  The tenants in these two properties, affiliates of Sunwest Management, Inc., have filed for bankruptcy under Chapter 11 of the Bankruptcy Code, and have been unable to finance their portion of the construction cost for the ten new Fox River patio homes, and have been unable to fund the shortfall between the Stevens Point project’s cash flow and the lease payments due to IRET.  IRET’s investment in the Fox River and Stevens Point properties leased to Sunwest is approximately $3.8 million and $14.8 million, respectively, or approximately 0.2% and 0.9% of IRET’s property owned as of October 31, 2009.

IRET is currently receiving all of the cash flow generated by the Stevens Point project (approximately $85,000 per month, or approximately 57.2% of the Scheduled Rent and other obligations due under the lease). IRET is currently receiving no payments from the Fox River project, and its exercise of its rights under the lease to remove Sunwest as the tenant and manager at the project and to pursue collection of amounts owed under guarantees provided in conjunction with the lease agreement has been suspended following the tenant’s bankruptcy filing.  IRET is evaluating its options in respect of this project; at this time IRET considers that, subject to its analysis of market values in Appleton, Wisconsin, IRET would proceed to market the patio homes and senior living villas and the balance of the vacant parcel (approximately 12 acres) in an attempt to recover its investment and provide some return on investment.

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

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Current Report on Form 8-K for the fiscal year ended April 30, 2009, filed with the SEC on September 18, 2009, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended October 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
REVENUES

Revenues for the three months ended October 31, 2009 and 2008 were $59.6 million for both periods. Revenues for the six months ended October 31, 2009 were $120.4 million compared to $118.4 million in the six months ended October 31, 2008, an increase of $2.0 million or 1.7%. This increase in revenue resulted primarily from the additional investments in real estate made by IRET during fiscal year 2009 and fiscal year 2010, as well as other factors shown by the following analysis:

	(in thousands)
	Increase in Total Revenue Three Months ended October 31, 2009	Increase in Total Revenue Six Months ended October 31, 2009

Rent in Fiscal 2010 from 8 properties acquired in Fiscal 2009 in excess of that received in Fiscal 2009 from the same 8 properties	$692	$1,611
Rent from 2 properties acquired in Fiscal 2010	106	106
(Decrease) increase in lease termination fees	(39)	535
Decrease in rental income on stabilized properties due to an increase in economic vacancy	(736)	(254)
Net increase in total revenue	$23	$1,998

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

The following tables show revenues, property operating expenses and NOI by reportable operating segment for the three and six months ended October 31, 2009 and 2008.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended October 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,256	$20,483	$13,231	$3,339	$3,287	$59,596
Real estate expenses
Utilities	1,659	1,983	560	58	119	4,379
Maintenance	2,683	2,481	1,024	192	236	6,616
Real estate taxes	1,856	3,516	1,214	789	549	7,924
Insurance	483	260	111	47	54	955
Property management	2,458	846	1,052	116	139	4,611
Total expenses	$9,139	$9,086	$3,961	$1,202	$1,097	$24,485
Net operating income	$10,117	$11,397	$9,270	$2,137	$2,190	$35,111

Stabilized net operating income	$9,571	$11,373	$8,980	$1,970	$2,190	$34,084
Non-stabilized net operating income	546	24	290	167	0	1,027
Total net operating income	$10,117	$11,397	$9,270	$2,137	$2,190	$35,111

	(in thousands)
Three Months Ended October 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,402	$20,723	$12,960	$2,975	$3,513	$59,573
Real estate expenses
Utilities	1,714	2,108	665	24	96	4,607
Maintenance	2,655	2,564	1,004	114	248	6,585
Real estate taxes	1,929	3,390	1,103	529	536	7,487
Insurance	316	251	98	43	46	754
Property management	2,315	890	993	92	230	4,520
Total expenses	$8,929	$9,203	$3,863	$802	$1,156	$23,953
Net operating income	$10,473	$11,520	$9,097	$2,173	$2,357	$35,620

Stabilized net operating income	$10,214	$11,475	$8,969	$2,173	$2,357	$35,188
Non-stabilized net operating income	259	45	128	0	0	432
Total net operating income	$10,473	$11,520	$9,097	$2,173	$2,357	$35,620

	(in thousands)
Six Months Ended October 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$38,339	$41,649	$26,949	$6,734	$6,746	$120,417
Real estate expenses
Utilities	3,158	3,814	1,247	120	207	8,546
Maintenance	5,486	5,372	2,064	384	517	13,823
Real estate taxes	3,953	7,086	2,427	1,344	1,085	15,895
Insurance	977	523	224	95	109	1,928
Property management	4,799	1,738	1,692	210	270	8,709
Total expenses	$18,373	$18,533	$7,654	$2,153	$2,188	$48,901
Net operating income	$19,966	$23,116	$19,295	$4,581	$4,558	$71,516

Stabilized net operating income	$19,054	$23,106	$18,769	$4,310	$4,558	$69,797
Non-stabilized net operating income	912	10	526	271	0	1,719
Total net operating income	$19,966	$23,116	$19,295	$4,581	$4,558	$71,516

	(in thousands)
Six Months Ended October 31, 2008	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$38,003	$41,529	$25,825	$6,071	$6,991	$118,419
Real estate expenses
Utilities	3,423	3,987	1,419	28	184	9,041
Maintenance	5,259	5,538	1,991	293	503	13,584
Real estate taxes	3,872	6,787	2,205	917	1,076	14,857
Insurance	632	500	196	85	91	1,504
Property management	4,468	1,835	1,814	212	442	8,771
Total expenses	$17,654	$18,647	$7,625	$1,535	$2,296	$47,757
Net operating income	$20,349	$22,882	$18,200	$4,536	$4,695	$70,662

Stabilized net operating income	$19,871	$22,840	$18,060	$4,536	$4,695	$70,002
Non-stabilized net operating income	478	42	140	0	0	660
Total net operating income	$20,349	$22,882	$18,200	$4,536	$4,695	$70,662

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue was essentially flat in the three month period ended October 31, 2009 compared to the year-earlier period overall, increasing slightly in two of our five reportable segments primarily due to acquisitions of additional properties in fiscal 2009 and fiscal 2010, offset by a decrease in economic occupancy in all segments. Real estate revenue increased in the six month period ended October 31, 2009 compared to the year-earlier in four of our five segments primarily due to acquisitions of additional properties in fiscal 2009 and fiscal 2010 and lease termination fees. Despite declines in economic occupancy rates, our revenues during the six months ended October 31, 2009 increased by $2.0 million compared to the six months ended October 31, 2008, of which increase $535,000 consisted of lease termination fees and the balance was due to an increase in rents.  Our overall level of tenant concessions decreased in the three and six month period of fiscal year 2010 compared to the year-earlier period.

•
Economic Occupancy.  During the three and six months ended October 31, 2009, economic occupancy levels on a stabilized property and all property basis decreased from the year earlier period in all of our five reportable segments, with the commercial industrial segment showing the largest percentage decrease due to the change in occupancy at the former Wilson’s Leather facility in Brooklyn Park, MN. Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.  Economic occupancy rates on a stabilized property and all property basis for the three and six months ended October 31, 2009, compared to the three and six months ended October 31, 2008, are shown below:

	Stabilized Properties		All Properties
	Three Months Ended October 31,		Three Months Ended October 31,
	2009	2008	2009	2008
Multi-Family Residential	91.7%	95.0%	91.5%	94.9%
Commercial Office	88.4%	88.7%	87.4%	88.8%
Commercial Medical	93.5%	96.2%	93.7%	95.6%
Commercial Industrial	87.4%	97.3%	88.1%	97.3%
Commercial Retail	87.1%	88.8%	87.1%	88.8%

	Stabilized Properties		All Properties
	Six Months Ended October 31,		Six Months Ended October 31,
	2009	2008	2009	2008
Multi-Family Residential	91.4%	93.7%	91.3%	93.6%
Commercial Office	88.4%	88.9%	87.6%	88.9%
Commercial Medical	93.8%	96.3%	93.6%	96.1%
Commercial Industrial	88.6%	97.0%	89.1%	97.0%
Commercial Retail	86.3%	87.7%	86.3%	87.7%

•
Concessions.  Our overall level of tenant concessions decreased in the three and six month period ended October 31, 2009 compared to the year-earlier period.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three and six months ended October 31, 2009 will lower, over the lives of the respective leases, our operating revenues by approximately $804,000 and $1,550,000 respectively, as compared to an approximately $923,000 and $1,758,000 reduction, respectively, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three and six months ended October  31, 2008, as shown in the table below:

	(in thousands)
	Three Months Ended October 31,
	2009	2008	Change
Multi-Family Residential	$509	$560	$(51)
Commercial Office	182	245	(63)
Commercial Medical	103	8	95
Commercial Industrial	7	98	(91)
Commercial Retail	3	12	(9)
Total	$804	$923	$(119)

	(in thousands)
	Six Months Ended October 31,
	2009	2008	Change
Multi-Family Residential	$1,085	$1,173	$(88)
Commercial Office	279	435	(156)
Commercial Medical	152	21	131
Commercial Industrial	21	98	(77)
Commercial Retail	13	31	(18)
Total	$1,550	$1,758	$(208)

•
Increased Maintenance Expense. Maintenance expenses totaled $6.6 million for the three months ended October 31, 2009 and 2008.  Maintenance expenses at properties newly acquired in fiscal year 2009 and 2010 added $107,000 to the maintenance expenses category, while maintenance expenses at existing (“stabilized”) properties decreased by $76,000, resulting in an increase in maintenance expenses of $31,000, or 0.5% for the three months ended October 31, 2009, compared to the corresponding period in fiscal year 2009.  The decrease in maintenance costs at our stabilized properties is due primarily to a decrease in costs for the commercial office segment for general recurring maintenance and repairs.

Maintenance expenses totaled $13.8 million for the six months ended October 31, 2009, compared to $13.6 million for the six months ended October 31, 2008. Maintenance expenses at properties newly acquired in fiscal year 2009 and 2010 added $247,000 to the maintenance category, while maintenance expenses at existing (“stabilized”) properties decreased by $8,000. Maintenance costs at our multi-family residential and commercial medical, industrial and retail segments increased for general recurring maintenance and repairs, offset by a decrease in our commercial office segment. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our multi-family residential real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the three and six months ended October 31, 2009 and 2008 are as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$2,683	$2,481	$1,024	$192	$236	$6,616
2008	$2,655	$2,564	$1,004	$114	$248	$6,585
Change	$28	$(83)	$20	$78	$(12)	$31
% change	1.1%	(3.2%)	2.0%	68.4%	(4.8%)	0.5%

Stabilized	$(16)	$(98)	$(28)	$78	$(12)	$(76)
Non-stabilized	$44	$15	$48	$0	$0	$107
Change	$28	$(83)	$20	$78	$(12)	$31

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$5,486	$5,372	$2,064	$384	$517	$13,823
2008	$5,259	$5,538	$1,991	$293	$503	$13,584
Change	$227	$(166)	$73	$91	$14	$239
% change	4.3%	(3.0%)	3.7%	31.1%	2.8%	1.8%

Stabilized	$146	$(197)	$(62)	$91	$14	$(8)
Non-stabilized	$81	$31	$135	$0	$0	$247
Change	$227	$(166)	$73	$91	$14	$239

•
Decreased Utility Expense. Utility expense totaled $4.4 million for the three months ended October 31, 2009, compared to $4.6 million for the three months ended October 31, 2008, a decrease of 4.9% over the year-earlier period.  Utility expenses at properties newly acquired in fiscal years 2009 and 2010 added $50,000 to the utility expense category, while utility expenses at existing properties decreased by $278,000, resulting in a net decrease of $228,000 or 4.9% for the three months ended October 31, 2009.  Utility expense totaled $8.5 million for the six months ended October 31, 2009 compared to $9.0 million for the six months ended October 31, 2008 a decrease of 5.5% over the year-earlier period. Utility expenses at properties newly acquired in fiscal years 2009 and 2010 added $108,000 to the utility expense category, while utility expenses at existing properties decreased by $603,000 resulting in a net decrease of $495,000 or 5.5% for the six months ended October 31, 2009. The decrease in utility costs at our stabilized properties is due primarily to lower heating costs due to mild weather conditions in most of our markets.

Utility expenses by reportable segment for the three and six months ended October 31, 2009 and 2008 are as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$1,659	$1,983	$560	$58	$119	$4,379
2008	$1,714	$2,108	$665	$24	$96	$4,607
Change	$(55)	$(125)	$(105)	$34	$23	$(228)
% change	(3.2%)	(5.9%)	(15.8%)	141.7%	24.0%	(4.9%)

Stabilized	$(53)	$(136)	$(146)	$34	$23	$(278)
Non-stabilized	$(2)	$11	$41	$0	$0	$50
Change	$(55)	$(125)	$(105)	$34	$23	$(228)

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$3,158	$3,814	$1,247	$120	$207	$8,546
2008	$3,423	$3,987	$1,419	$28	$184	$9,041
Change	$(265)	$(173)	$(172)	$92	$23	$(495)
% change	(7.7%)	(4.3%)	(12.1%)	328.6%	12.5%	(5.5%)

Stabilized	$(279)	$(187)	$(252)	$92	$23	$(603)
Non-stabilized	$14	$14	$80	$0	$0	$108
Change	$(265)	$(173)	$(172)	$92	$23	$(495)

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2009 and 2010 were down $19,000 for real estate tax expense in the three months ended October 31, 2009, compared to the three months ended October 31, 2008.  Real estate taxes on properties newly acquired in fiscal years 2009 and 2010 added $160,000 to real estate tax expense in the six months ended October 31, 2009, compared to the six months ended October 31, 2008.  Real estate taxes on stabilized properties increased by $456,000 and $878,000 respectively in the three and six months ended October 31, 2009, compared to the three and six months ended October 31, 2008.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies on our stabilized properties.

Real estate tax expense by reportable segment for the three and six months ended October 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$1,856	$3,516	$1,214	$789	$549	$7,924
2008	$1,929	$3,390	$1,103	$529	$536	$7,487
Change	$(73)	$126	$111	$260	$13	$437
% change	(3.8%)	3.7%	10.1%	49.1%	2.4%	5.8%

Stabilized	$(15)	$158	$95	$205	$13	$456
Non-stabilized	$(58)	$(32)	$16	$55	$0	$(19)
Change	$(73)	$126	$111	$260	$13	$437

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$3,953	$7,086	$2,427	$1,344	$1,085	$15,895
2008	$3,872	$6,787	$2,205	$917	$1,076	$14,857
Change	$81	$299	$222	$427	$9	$1,038
% change	2.1%	4.4%	10.1%	46.6%	0.8%	7.0%

Stabilized	$50	$300	$180	$339	$9	$878
Non-stabilized	$31	$(1)	$42	$88	$0	$160
Change	$81	$299	$222	$427	$9	$1,038

•
Increased Insurance Expense. Insurance expense totaled $955,000 and $1.9 million for the three and six months ended October 31, 2009 respectively, compared to $754,000 and $1.5 million for the three and six months ended October 31, 2008 respectively.  Insurance expenses at properties newly acquired in fiscal year 2009 and 2010 added $21,000 and $43,000 to the insurance expense category, while insurance expense at existing properties increased by $180,000 and $381,000, resulting in an increase in insurance expenses of $201,000 and $424,000 in the three and six months ended October 31, 2009, a 26.7% and 28.2% increase over insurance expenses in the three and six months ended October 31, 2008.  The increase in insurance expense at stabilized properties is due to an increase in premiums primarily in our multi-family residential segment, due to a poor loss history (certain weather-related claims and the loss to fire of a building at our Thomasbrook apartment complex in Lincoln, NE) and a difficult insurance market at the time of our policy renewal in the first quarter of fiscal year 2010.

Insurance expense by reportable segment for the three and six months ended October 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$483	$260	$111	$47	$54	$955
2008	$316	$251	$98	$43	$46	$754
Change	$167	$9	$13	$4	$8	$201
% change	52.8%	3.6%	13.3%	9.3%	17.4%	26.7%

Stabilized	$154	$6	$10	$2	$8	$180
Non-stabilized	$13	$3	$3	$2	$0	$21
Change	$167	$9	$13	$4	$8	$201

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$977	$523	$224	$95	$109	$1,928
2008	$632	$500	$196	$85	$91	$1,504
Change	$345	$23	$28	$10	$18	$424
% change	54.6%	4.6%	14.3%	11.8%	19.8%	28.2%

Stabilized	$321	$17	$19	$6	$18	$381
Non-stabilized	$24	$6	$9	$4	$0	$43
Change	$345	$23	$28	$10	$18	$424

•
Decreased Property Management Expense. Property management expense totaled $4.6 million for the three months ended October 31, 2009, compared to $4.5 million for the three months ended October 31, 2008.  Property management expenses at properties newly acquired in fiscal years 2009 and 2010 added $47,000 to the property management expenses category in the three months ended October 31, 2009. Property management expenses at stabilized properties increased by $44,000 for the three months ended October 31, 2009 compared to the three months ended October 31, 2008.

Property management expense totaled $8.7 million for the six months ended October 31, 2009 compared to $8.8 million for the six months ended October 31, 2008. Property management expenses at properties newly acquired in fiscal years 2009 and 2010 added $100,000 to the property management expenses category in the six months ended October 31, 2009. Property management expenses at stabilized properties decreased by $162,000 for the six months ended October 31, 2009, compared to the six months ended October 31, 2008.  The decrease in property management expense at stabilized properties for the six months order October 31, 2009 compared to the three months ended October 31, 2008 is primarily due to a decrease in ground lease expenses in our commercial medical segment and a decrease in bad debt provision in our commercial retail segment, offset by increased expenses in our multi-family residential segment for marketing, management payroll and bad debt provisions.

Property management expense by reportable segment for the three and six months ended October 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$2,458	$846	$1,052	$116	$139	$4,611
2008	$2,315	$890	$993	$92	$230	$4,520
Change	$143	$(44)	$59	$24	$(91)	$91
% change	6.2%	(4.9%)	5.9%	26.1%	(39.6%)	2.0%

Stabilized	$113	$(50)	$53	$19	$(91)	$44
Non-stabilized	$30	$6	$6	$5	$0	$47
Change	$143	$(44)	$59	$24	$(91)	$91

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$4,799	$1,738	$1,692	$210	$270	$8,709
2008	$4,468	$1,835	$1,814	$212	$442	$8,771
Change	$331	$(97)	$(122)	$(2)	$(172)	$(62)
% change	7.4%	(5.3%)	(6.7%)	(0.9%)	(38.9%)	(0.7%)

Stabilized	$262	$(108)	$(135)	$(10)	$(171)	$(162)
Non-stabilized	$69	$11	$13	$8	$(1)	$100
Change	$331	$(97)	$(122)	$(2)	$(172)	$(62)

FACTORS IMPACTING NET INCOME

Net income decreased by approximately $3.0 million to $200,000 for the three months ended October 31, 2009, compared to $3.2 million for the three months ended October 31, 2008.  Net income decreased by approximately $3.3 million to $2.8 million for the six months ended October 31, 2009, compared to $6.1 million for the six months ended October 31, 2008.  The decrease in net income is due in part to an increase in impairment of real estate investment and to a lesser degree an increase in operating expenses, interest expense and depreciation on newly acquired non-stabilized properties in the three and six months ended October 31, 2009, compared to the three and six months ended October 31, 2008, as well as other factors shown by the following analysis:

	Decrease in Net Income
	(in thousands)
	Three Months ended October 31, 2009	Six Months ended October 31, 2009

(Decrease) increase in NOI	$(509)	$854
Increase in interest expense-less capitalized interest due to decreased development activity	(122)	(635)
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(1,022)	(1,898)
Increase in administrative, advisory and trustee fees due to additional corporate staff and overhead and increased trustee fees	(259)	(415)
Increase in other expenses	(16)	(88)
Increase in impairment of real estate investment	(860)	(860)
Decrease in other income-due to lower interest earned on deposits	(162)	(281)
Decrease in gain on sale of other investments	(54)	(54)
Net decrease in net income	$(3,004)	$(3,377)

Additionally, an increase in vacancy rates in our portfolio and associated operating costs for the vacant space unreimbursed by tenants, combined with the increases in property operating expenses and real estate taxes detailed above, as well as the following factors, impacted net income in the first six months of fiscal year 2010.

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $363,000, or 2.1%, to approximately $16.7 million during the second quarter of fiscal year 2010, compared to $17.1 million in the second quarter of fiscal year 2009.  Our mortgage interest expense decreased approximately $521,000 or 1.5%, to approximately $33.5 million for the six months ended October 31, 2009, compared to $34.0 million in the six months ended October 31, 2008.  The decrease in mortgage interest expense is due to refinancing in our stabilized properties. Our overall weighted average interest rate on all outstanding mortgage debt was 6.27% as of October 31, 2009 and 6.36% as of October 31, 2008.  Our mortgage debt on October 31, 2009 decreased approximately $10.0 million, or 0.9% from April 30, 2009.

Mortgage interest expense by reportable segment for the three and six months ended October 31, 2009 and 2008 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$4,984	$5,786	$4,072	$977	$869	$16,688
2008	$4,916	$5,945	$4,246	$952	$992	$17,051
Change	$68	$(159)	$(174)	$25	$(123)	$(363)
% change	1.4%	(2.7%)	(4.1%)	2.6%	(12.4%)	(2.1%)

Stabilized	$45	$(159)	$(174)	$(29)	$(123)	$(440)
Non-stabilized	$23	$0	$0	$54	$0	$77
Change	$68	$(159)	$(174)	$25	$(123)	$(363)

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2009	$9,910	$11,606	$8,190	$1,939	$1,810	$33,455
2008	$9,767	$11,847	$8,470	$1,890	$2,002	$33,976
Change	$143	$(241)	$(280)	$49	$(192)	$(521)
% change	1.5%	(2.0%)	(3.3%)	2.6%	(9.6%)	(1.5%)

Stabilized	$63	$(241)	$(280)	$(42)	$(192)	$(692)
Non-stabilized	$80	$0	$0	$91	$0	$171
Change	$143	$(241)	$(280)	$49	$(192)	$(521)

In addition to IRET’s mortgage interest, the Company incurs interest expense for lines of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest.  For the three months ended October 31, 2009 and 2008 these amounts were $512,000 and $27,000, respectively, for a total interest expense for the three months ended October 31, 2009 and 2008 of $17.2 million and $17.1 million, respectively.  For the six months ended October 31, 2009 and 2008 these amounts were $1.1 million and $(10,000), respectively, for a total interest expense for the six months ended October 31, 2009 and 2008 of $34.6 million and $34.0 million, respectively.

•
Decreased Amortization Expense. The Company allocated a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease.  Amortization expense related to in-place leases totaled $2.3 million and $4.6 million in the three and six months ended October 31, 2010, respectively compared to $2.6 million and $5.3 million in the three and six months ended October 31, 2009 respectively.

CREDIT RISK

The following table lists our top ten commercial tenants on October 31, 2009, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of October 31, 2009.  Our results of operations are dependent on, among other factors, the economic health of our tenants.  We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants.  We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total commercial segments’ minimum rents as of October 31, 2009.

Lessee	% of Total Commercial Segments’ Minimum Rents as of October 31, 2009
Affiliates of Edgewood Vista	10.0%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health	2.6%
Applied Underwriters	2.2%
Best Buy Co., Inc. (NYSE: BBY)	2.0%
HealthEast Care System	1.7%
UGS Corp.	1.6%
Microsoft (NASDAQ: MSFT)	1.5%
Smurfit - Stone Container (NASDAQ: SSCC)1	1.5%
Arcadis Corporate Services (NASDAQ: AFCAF)	1.4%
All Others	72.0%
Total Monthly Commercial Rent as of October 31, 2009	100.0%
(1)
Smurfit – Stone Container has filed bankruptcy under Chapter 11 of the Bankruptcy Code. Smurfit-Stone Container has assumed both of its leases with us and is current on all rent payments under its leases with us. See page 20 for additional information.

PROPERTY ACQUISITIONS AND DEVELOPMENT PROJECTS PLACED IN SERVICE

During the second quarter of fiscal year 2010, IRET acquired two properties:  an approximately 42,180 square foot showroom/warehouse property located in a western suburb of Des Moines, Iowa, triple-net leased to a single tenant, for which we paid a total of approximately $3.4 million, a portion of which was paid in Units valued at a total of approximately $2.9 million, or $10.25 per unit, with the remainder paid in cash; and an approximately 15,000 square foot, 2-story office building on 1.5 acres located near our corporate headquarters building in Minot, North Dakota, for a total of $2.4 million, a portion of which the Company paid in Units valued at a total of approximately $90,000, with the remainder paid in cash.  IRET had no development projects placed in service or dispositions during the second quarter of fiscal year 2010.  During the first quarter of fiscal year 2010, IRET had no acquisitions, development projects placed in service or dispositions.

FUNDS FROM OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008

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

FFO applicable to common shares and Units for the three and six months ended October 31, 2009 decreased to $14.6 million and $31.1 million respectively, compared to $16.4 million and $32.5 million respectively, for the comparable periods ended October 31, 2008, a decrease of 11.3% and 4.3% respectively.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended October 31,	2009			2008
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$285			$2,523
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	(308)	66,160	$.00	1,930	58,374	$.03
Adjustments:
Noncontrolling interest – Operating Partnership	(59)	21,002		700	21,294
Depreciation and amortization(1)	14,926			13,840
Gain on depreciable property sales	0			(54)
Funds from operations applicable to common shares and Units	$14,559	87,162	$.16	$16,416	79,668	$.21

	(in thousands, except per share amounts)
Six Months Ended October 31,	2009			2008
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$2,302			$4,881
Less dividends to preferred shareholders	(1,186)			(1,186)
Net income available to common shareholders	1,116	64,276	$.02	3,695	58,145	$.06
Adjustments:
Noncontrolling interest – Operating Partnership	420	20,908		1,347	21,296
Depreciation and amortization(4)	29,525			27,481
Gain on depreciable property sales	0			(54)
Funds from operations applicable to common shares and Units(5)	$31,061	85,184	$.36	$32,469	79,441	$.41

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $14,981 and $13,959, less corporate-related depreciation and amortization on office equipment and other assets of $55 and $119, for the three months ended October 31, 2009 and 2008, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $29,624 and $27,726, less corporate-related depreciation and  amortization on office equipment and other assets of $99 and $245, for the six months ended October 31, 2009 and 2008, respectively.

(5)
In accordance with SEC and NAREIT guidance, IRET does not exclude impairment write-downs from FFO (that is, impairment charges are not added back to GAAP net income in calculating FFO).  IRET recorded impairment charges of $860 for the three and six month periods ended October 31, 2009.  If these impairment charges are excluded from the Company’s calculation of FFO, the Company’s FFO per share and unit would increase by $.02 and $.01 respectively for the three and six month periods ended October 31, 2009, to $.18 and $.37, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2010 and 2009:

Month	Fiscal Year 2010	Fiscal Year 2009
July	$.1705	$.1685
October	.1710	.1690
Total	$.3415	$.3375

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company’s principal liquidity demands are maintaining distributions to the holders of the Company’s common and preferred shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development, tenant improvements and debt repayments.

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial and residential real estate markets have experienced significant challenges during calendar year 2008 and continued in 2009, including reduced occupancies and rental rates as well as severe restrictions on the availability of financing.  In the event of further deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

SOURCES AND USES OF CASH

Continued stresses in the United States economy, and ongoing tightening in the credit markets, continue to result in heightened uncertainty regarding the prospects for the continued availability of financing to the commercial real estate sector.  In IRET’s recent experience, while loan terms, underwriting standards and interest rate spreads have changed significantly compared to the last five years, they are still within or close to historical norms.  However, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, the events involving both the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), resulting in the U.S. government’s decision to place them into indefinite conservatorship, do present an environment of heightened risk for us. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability to lend going forward will most likely result in higher loan costs for us; accordingly, we are closely monitoring ongoing announcements surrounding both firms. As of October 31, 2009, approximately 63.2% or $29.0 million of our mortgage debt maturing in the remainder of fiscal year 2010 is debt placed on multi-family residential assets, and approximately 36.8%, or $16.9 million, is debt placed on properties in our four commercial segments. Of this $45.9 million, we have to date obtained loan commitments to refinance approximately $11.0 million.

As of October 31, 2009, the Company had four unsecured lines of credit, in the amounts of $10.0 million, $12.0 million, $14.0 million and $1.1 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; (3) First International Bank and Trust, Watford City, ND; and (4) United Community Bank, Minot, ND. As of October 31, 2009, the Company had an outstanding balance of $1.1 million at United Community Bank and $4.0 million at First International Bank and Trust. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate with a floor of 4.00%, (2) 175 basis points below the Wall Street Journal Prime Rate with a floor of 5.25% and a ceiling of 8.25%, (3) 50 basis points above the Wall Street Journal Prime Rate and (4) 5.75%. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with First Western Bank, First International Bank and Trust and United Community Bank expire in December 2011, December 2009 and August 2010, respectively.  The line of credit with Bremer Bank expired on November 1, 2009, but was extended until December 31, 2009. The Company expects to renew these lines of credit prior to their expiration. In addition to these four lines of credit, the Company also has $4.9 million drawn on a $5.0 million line of credit with Dacotah Bank in Minot, North Dakota, that matured in November 2009 and was renewed until November 2010.  Of this $4.9 million, the Company includes $3.4 million in mortgages payable on the Company’s balance sheet, as secured by six apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the second quarter of fiscal year 2010, approximately 292,000 Units, valued at issuance at $2.9 million, were issued in connection with the Company’s acquisition of two properties. In the second quarter of fiscal year 2009, approximately 170,000 Units, valued at issuance at $1.8 million, were issued in connection with the Company’s acquisition of one property.  In the first quarter of fiscal year 2010, there were no Units issued in connection with property acquisitions. In the first quarter of fiscal year 2009, approximately 192,000 Units, valued at issuance at $2.0 million, were issued in connection with the Company’s acquisition of one property.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount of 5% from the market price. During the second quarter of fiscal year 2010, the Company issued approximately 343,000 common shares under its DRIP, with a total value of $2.9 million. During the six months ended October 31, 2009, the Company issued approximately 689,000 common shares under its DRIP, with a total value of $5.8 million.

Cash and cash equivalents on October 31, 2009 totaled $102.7 million, compared to $40.9 million on October 31, 2008, an increase of $61.8 million. Net cash used for investing activities decreased by $11.9 million, primarily due to less cash used for acquisitions compared to the six months ended October 31, 2008; and net cash provided by financing activities increased by $67.8 million primarily due to proceeds from the sale of common shares and proceeds from mortgages payable and partially offset by principal payments on mortgages and revolving lines of credit compared to the six months ended October 31, 2008.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased by $10.0 million as of October 31, 2009, compared to April 30, 2009, due to loans that were paid off. As of October 31, 2009, approximately 99.5% of the Company’s $1.1 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of October 31, 2009, the weighted average rate of interest on the Company’s mortgage debt was 6.27%, compared to 6.30% on April 30, 2009.

Property Owned. Property owned remained at $1.7 billion at October 31, 2009 and April 30, 2009. The Company acquired two additional investment properties during the six months ended October 31, 2009, as described above in the “Property Acquisitions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2009 were $102.7 million, compared to $33.2 million on April 30, 2009.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was approximately $420,000 on October 31, 2009 and on April 30, 2009. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 21.0 million Units at October 31, 2009 compared to 20.8 million Units outstanding April 30, 2009. The increase resulted primarily from the issuance of additional limited partnership Units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2009 totaled 73.5 million, compared to 60.3 million outstanding on April 30, 2009.  During the second quarter of fiscal year 2010, IRET completed a public offering of 9,200,000 common shares of beneficial interest at $8.25 per share (before underwriting discounts and commissions). Proceeds of the offering included in equity totaled $72,105,000 after deducting underwriting discounts and commissions but before deducting offering expenses.  During the first quarter of fiscal year 2010, IRET completed a public offering of 3,000,000 common shares of beneficial interest at $8.70 per share (before underwriting discounts and commissions). Proceeds of the offering included in IRET shareholder’s equity totaled $24,795,000 after deducting underwriting discounts and commissions but before deducting offering expenses. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 689,000 common shares issued during the six months ended October 31, 2009, for total value of $5.8 million. Conversions of approximately 168,000 UPREIT Units to common shares, for a total of approximately $1.1 million in IRET shareholders’ equity also increased the Company’s common shares of beneficial interest outstanding during the six months ended October 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 99.5% and 99.1% of our debt, as of October 31, 2009 and April 30, 2009, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the second quarter of fiscal year 2010 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2009, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total	Fair Value
Fixed Rate	$55,594	$104,619	$113,940	$49,285	$57,825	$673,102	$1,054,365	$1,313,931
Variable Rate	3,556	287	295	195	684	749	5,766	5,766
							$1,060,131	$1,319,697

	Future Interest Payments (in thousands)
Long Term Debt	Remaining Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Fixed Rate	$32,404	$60,114	$51,175	$45,939	$42,725	$141,242	$373,599
Variable Rate	71	110	98	86	60	256	681
							$374,280

The weighted average interest rate on our debt as of October 31, 2009, was 6.27%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $5.8 million of variable rate indebtedness would increase our annual interest expense by $58,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2010, the Company issued an aggregate of 109,606 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders, held on September 15, 2009, the following action was taken:

The shareholders elected the ten individuals nominated to serve as trustees of the Company until the 2010 Annual Meeting of Shareholders or until the election and qualification of their successors, as set forth in Proxy Item No. 1 in the Company’s notice of the Annual Meeting and the Proxy Statement relating to the Annual Meeting.  The ten individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

Nominee	Votes For	Votes Withheld

Patrick G. Jones	39,243,140	1,748,064
Timothy P. Mihalick	39,238,978	1,752,226
Jeffrey L. Miller	39,752,949	1,238,255
Edward T. Schafer	39,050,168	1,941,036
Stephen L. Stenehjem	34,987,957	6,003,247
John T. Reed	39,240,086	1,751,118
John D. Stewart	39,185,634	1,805,570
Thomas A. Wentz, Jr.	39,151,376	1,839,828
C.W. “Chip” Morgan	38,962,245	2,028,959
W. David Scott	38,832,395	2,158,809

The proposal to approve the appointment of Deloitte & Touche LLP as the Company’s independent auditors for fiscal year 2010, as set forth in Proxy Item No. 2, received the following votes and was declared approved:

•	39,897,433 Votes for Approval

•	1,028,468 Votes Against

•	65,302 Abstentions

Item 5. Other Information.

At a meeting held in November 2009, the Compensation Committee of the Board of Trustees approved increases in the base salaries of certain of the Company’s executive officers effective as of October 1, 2009. The salary increases are described in Exhibit 10 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

INVESTORS REAL ESTATE TRUST
(Registrant)

/s/ Timothy P. Mihalick
Timothy P. Mihalick
President and Chief Executive Officer

/s/ Diane K. Bryantt
Diane K. Bryantt
Senior Vice President and Chief Financial Officer

Date: December 10, 2009

Exhibit Index

Exhibit No.	Description
10	Description of Compensation of Executive Officers.
12	Calculation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Distributions.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.