Form 10-Q
period 2010-01-31
INVESTORS REAL ESTATE TRUST
filed 2010-03-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2010

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of March 8, 2010, it had 74,200,203 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2010
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	January 31, 2010	April 30, 2009
ASSETS
Real estate investments
Property owned	$1,793,995	$1,729,585
Less accumulated depreciation	(298,523)	(262,871)
	1,495,472	1,466,714
Development in progress	1,164	0
Unimproved land	5,987	5,701
Mortgage loans receivable, net of allowance of $3 and $3, respectively	159	160
Total real estate investments	1,502,782	1,472,575
Other assets
Cash and cash equivalents	47,790	33,244
Restricted cash	36,500	0
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance of $900 and $842, respectively	17,102	16,012
Accounts receivable, net of allowance of $288 and $286, respectively	5,259	2,738
Real estate deposits	978	88
Prepaid and other assets	1,903	1,051
Intangible assets, net of accumulated amortization of $51,648 and $44,887, respectively	52,797	52,173
Tax, insurance, and other escrow	10,044	7,261
Property and equipment, net of accumulated depreciation of $843 and $957, respectively	1,332	1,015
Goodwill	1,392	1,392
Deferred charges and leasing costs, net of accumulated amortization of $13,072 and $11,010, respectively	17,637	17,122
TOTAL ASSETS	$1,695,936	$1,605,091

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$36,453	$32,773
Revolving lines of credit	6,579	5,500
Mortgages payable	1,091,945	1,070,158
Other	1,368	1,516
TOTAL LIABILITIES	1,136,345	1,109,947
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	1,765	1,737
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2010 and April 30, 2009, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 73,965,593 shares issued and outstanding at January 31, 2010, and 60,304,154 shares issued and outstanding at April 30, 2009)	569,439	461,648
Accumulated distributions in excess of net income	(189,340)	(155,956)
Total Investors Real Estate Trust shareholders’ equity	407,416	333,009
Noncontrolling interests – Operating Partnership (20,852,895 units at January 31, 2010 and 20,838,197 units at April 30, 2009)	139,448	148,199
Noncontrolling interests – consolidated real estate entities	10,962	12,199
Total equity	557,826	493,407
TOTAL LIABILITIES AND EQUITY	$1,695,936	$1,605,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and nine months ended January 31, 2010 and 2009

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2010	2009	2010	2009
REVENUE
Real estate rentals	$49,161	$49,061	$146,783	$145,575
Tenant reimbursement	10,969	11,873	33,764	33,778
TOTAL REVENUE	60,130	60,934	180,547	179,353
EXPENSES
Interest	17,447	17,341	52,048	51,307
Depreciation/amortization related to real estate investments	14,486	14,023	42,986	40,821
Utilities	4,577	4,961	13,123	14,002
Maintenance	7,584	7,672	21,407	21,256
Real estate taxes	7,868	7,549	23,763	22,406
Insurance	982	734	2,910	2,238
Property management expenses	4,998	4,983	13,707	13,754
Administrative expenses	1,683	1,213	4,404	3,569
Advisory and trustee services	107	123	371	337
Other expenses	536	313	1,468	1,157
Amortization related to non-real estate investments	592	527	1,716	1,455
Impairment of real estate investments	818	0	1,678	0
TOTAL EXPENSES	61,678	59,439	179,581	172,302
Gain on involuntary conversion	1,660	0	1,660	0
Interest income	140	123	268	556
Other income	112	29	239	132
Income before gain on sale of other investments	364	1,647	3,133	7,739
Gain on sale of other investments	0	0	0	54
NET INCOME	364	1,647	3,133	7,793
Net loss (income) attributable to noncontrolling interests – Operating Partnership	39	(284)	(381)	(1,631)
Net loss attributable to noncontrolling interests – consolidated real estate entities	49	15	2	97
Net income attributable to Investors Real Estate Trust	452	1,378	2,754	6,259
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(141)	$785	$975	$4,480
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.00	$.02	$.02	$.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the nine months ended January 31, 2010 and 2009

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2008	1,150	$27,317	57,732	$439,255	$(122,498)	$173,557	$517,631
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					6,259	1,496	7,755
Distributions – common shares					(29,555)	(10,785)	(40,340)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment plan			903	8,707			8,707
Shares issued			93	885			885
Partnership units issued						3,730	3,730
Redemption of units for common shares			400	2,670		(2,670)	0
Adjustments to redeemable noncontrolling interests				(212)			(212)
Other			(1)	(9)		443	434
Balance January 31, 2009	1,150	$27,317	59,127	$451,296	$(147,573)	$165,771	$496,811

Balance April 30, 2009	1,150	$27,317	60,304	$461,648	$(155,956)	$160,398	$493,407
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					2,754	336	3,090
Distributions – common shares					(34,359)	(10,720)	(45,079)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment plan			923	7,821			7,821
Shares issued			12,463	99,022			99,022
Partnership units issued						2,888	2,888
Redemption of units for common shares			277	1,678		(1,678)	0
Adjustments to redeemable noncontrolling interests				(134)			(134)
Other			(1)	(596)		(814)	(1,410)
Balance January 31, 2010	1,150	$27,317	73,966	$569,439	$(189,340)	$150,410	$557,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2010 and 2009

	Nine Months Ended January 31 (in thousands)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,133	$7,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,754	43,059
Gain on sale of real estate, land and other investments	0	(54)
Gain on involuntary conversion	(1,660)	0
Impairment of real estate investments	1,678	0
Bad debt expense	1,078	1,047
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,213)	(1,916)
(Increase) decrease in accounts receivable	(2,765)	903
Increase in prepaid and other assets	(852)	(1,165)
(Increase) decrease in tax, insurance and other escrow	(2,783)	371
Increase in deferred charges and leasing costs	(3,244)	(3,646)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	3,773	(2,764)
Net cash provided by operating activities	42,899	43,628
CASH FLOWS FROM INVESTING ACTIVITIES
Net (payments) proceeds of real estate deposits	(890)	1,137
Principal proceeds on mortgage loans receivable	1	373
Increase in restricted cash	(36,500)	0
Proceeds from sale of real estate and other investments	138	67
Insurance proceeds received	705	1,073
Payments for acquisitions and improvements of real estate investments	(72,947)	(50,248)
Net cash used by investing activities	(109,493)	(47,598)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares, net of issue costs	98,872	885
Proceeds from mortgages payable	122,265	43,358
Principal payments on mortgages payable	(99,362)	(39,089)
Principal payments on revolving lines of credit and other debt	(15,538)	(11,052)
Net (payments) proceeds from noncontrolling partner – consolidated real estate entities	(475)	717
Proceeds from revolving lines of credit and other debt	15,500	20,500
Repurchase of fractional shares and partnership units	(10)	(9)
Distributions paid to common shareholders, net of reinvestment of $7,242 and $8,124, respectively	(27,117)	(21,431)
Distributions paid to preferred shareholders	(1,779)	(1,779)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $579 and $582, respectively	(10,141)	(10,202)
Distributions paid to noncontrolling interests – consolidated real estate entities	(926)	(116)
Distributions paid to redeemable noncontrolling interest – consolidated real estate entities	(149)	(113)
Redemption of partnership units	0	(158)
Net cash provided (used) by financing activities	81,140	(18,489)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,546	(22,459)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,244	53,481
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,790	$31,022

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2010 and 2009

	Nine Months Ended January 31 (in thousands)
	2010	2009
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$7,242	$8,124
Operating partnership distribution reinvestment plan	579	582
Assets acquired through the issuance of operating partnership units	2,888	3,730
Operating partnership units converted to shares	1,678	2,670
Accounts payable included within real estate investments	418	(976)
Adjustments to redeemable noncontrolling interests	134	212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	50,560	51,072
Interest other	470	204
	$51,030	$51,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2010 and 2009

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas Michigan, Wisconsin and Wyoming. As of January 31, 2010, IRET owned 77 multi-family residential properties with 9,669 apartment units and 173 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.0 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 78.0% and 74.3%, respectively, as of January 31, 2010 and April 30, 2009. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  As a result of the adoption of the amended guidance contained in ASC 810, Consolidation, as described below in Recent Accounting Pronouncements, we:

•
reclassified to noncontrolling interests - consolidated real estate entities and noncontrolling interests - Operating Partnership, both of which are components of equity, $11.0 million and $139.4 million at January 31, 2010, and $12.2 million and $148.2 million at April 30, 2009, respectively, which amounts were previously reported as minority interests on our condensed consolidated balance sheets;

•
reported as separate captions within our condensed consolidated statements of operations the following: net income (including net income attributable to noncontrolling interests and net income attributable to Investors Real Estate Trust); net loss attributable to noncontrolling interests - consolidated real estate entities; net income (loss) attributable to noncontrolling interests - Operating Partnership; and net income attributable to Investors Real Estate Trust, of $3.1 million, $(2,000), $381,000 and $2.8 million, respectively, for the nine months ended January 31, 2010; $7.8 million, $(97,000), $1.6 million and $6.3 million, respectively, for the nine months ended January 31, 2009; $364,000, $(49,000), $(39,000) and $452,000, respectively, for the three months ended January 31, 2010 and $1.6 million, $(15,000), $284,000 and $1.4 million for the three months ended January 31, 2009;

•
utilized net income including noncontrolling interests of $3.1 million for the nine months ended January 31, 2010 and $7.8 million for the nine months ended January 31, 2009 as the starting point on our condensed consolidated statements of cash flows in order to reconcile net income to cash flows from operating activities, rather than beginning with net income excluding noncontrolling interests; and

•
presented as “redeemable noncontrolling interest” in the mezzanine section of the Company’s condensed consolidated balance sheets as of January 31, 2010 and April 30, 2009 the higher of historical cost or fair value of the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.

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

Effective May 1, 2009, the Company adopted FASB amended guidance that characterized ownership interests in a subsidiary that are held by owners other than the parent as noncontrolling interests (previously reported on the consolidated balance sheet as “minority interest”).  Under the amended guidance, noncontrolling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  Revenues, expenses and net income or loss attributable to both the Company and noncontrolling interests are reported on the consolidated statements of operations.  The Company will classify any securities that are redeemable for cash or other assets at the option of the holder, or not solely within the control of the Company, outside of permanent equity in the consolidated balance sheet.  The Company will make this determination based on terms in the applicable agreements, specifically in relation to redemption provisions.  With respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether it controls the actions or events necessary to issue the maximum number of common shares that could be required to be delivered at the time of settlement of the contract to determine whether the noncontrolling interests are permanent equity.

The Company has concluded that for its noncontrolling interests that allow for redemption in either cash or Company shares (i.e., the limited partnership units of the Operating Partnership), all such provisions are solely within its control.  As a result of its evaluation, the Company has determined that all of these noncontrolling interests qualify as permanent equity.  As of January 31, 2010, the Operating Partnership’s noncontrolling interests have a redemption value of approximately $182.0 million (based on the Company’s closing common share price on the NASDAQ Global Select Market on that date of $8.73), which represents the amount that would be paid to the Operating Partnership’s outside noncontrolling limited partners.  The Company has one joint venture which allows the Company’s unaffiliated partner, at its election, to require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.  The Company is not aware of any intent of the joint venture partner to exercise this option.  However, because the redemption of this interest is not solely within the control of the Company, the related noncontrolling interest is presented as “redeemable noncontrolling interest” in the mezzanine section of the Company’s condensed consolidated balance sheets as of January 31, 2010 and April 30, 2009.

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

GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  At January 31, 2010, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the nine months ended January 31, 2010, the Company incurred a loss of $1.7 million due to impairment of three properties. The Company recorded a charge for impairment of approximately $818,000 on a retail property in Ladysmith, Wisconsin, based upon receipt of a market offer to purchase and the Company’s probable intention to dispose of the property. The Company recorded a charge for impairment of approximately $152,000 on its former headquarters building in Minot, North Dakota, based upon receipt and acceptance of a market offer to purchase.  The Company also recorded an impairment charge of approximately $708,000 on a retail property located in Kentwood, Michigan.  This property’s tenant has vacated the premises but continues to pay rent under a lease agreement that will expire on October 29, 2010.  Broker representations and market data for this retail property provided the basis for the impairment charge. During the nine months ended January 31, 2009, the Company incurred no losses due to impairment.

RESTRICTED CASH AND COMPENSATING BALANCES

Under the terms of a Pledge Agreement entered into with First International Bank and Trust, Watford City, North Dakota, as security for a loan from First International for the purchase of the Company’s five assisted living facilities in Wyoming, the Company is required to maintain on deposit with First International a compensating balance, restricted as to withdrawal, of $36.5 million, the amount of the loan. The Company also maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $100,000; United Community Bank, Minot, North Dakota, deposit of $370,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000, and First International Bank, Watford City, North Dakota, deposit of $3.2 million.

GAIN ON INVOLUNTARY CONVERSION

During the third quarter of fiscal year 2010, the Company reached an agreement for final settlement of insurance claims related to a fiscal year 2009 fire loss and realized a $1.7 million gain from involuntary conversion, as the final proceeds of $2.4 million exceeded our estimated basis in the assets requiring replacement, with a final payment of approximately $743,000 received subsequent to quarter end on February 16, 2010.

IDENTIFIED INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the nine months ended January 31, 2010 and 2009, respectively, the Company added approximately $7.5 million and $618,000 of new intangible assets and $20,000 and $54,000 of new intangible liabilities. The weighted average lives of the intangible assets and intangible liabilities acquired in the nine months ended January 31, 2010 and 2009 are 17.4 years and 1.8 years, respectively.  Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations.

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

The Company’s identified intangible assets and intangible liabilities at January 31, 2010 and April 30, 2009 were as follows:

	(in thousands)
	January 31, 2010	April 30, 2009
Identified intangible assets (included in intangible assets):
Gross carrying amount	$104,445	$97,060
Accumulated amortization	(51,648)	(44,887)
Net carrying amount	$52,797	$52,173

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$2,659	$2,638
Accumulated amortization	(2,291)	(2,122)
Net carrying amount	$368	$516

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(12,000) and $39,000 for the three months ended January 31, 2010 and 2009, respectively, and $(38,000) and $162,000 for the nine months ended January 31, 2010 and 2009, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2011	$59
2012	46
2013	28
2014	29
2015	12

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $2.1 million and $2.9 million for the three months ended January 31, 2010 and 2009, respectively, and $6.7 million and $8.2 million for the nine months ended January 31, 2010 and 2009, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2011	$6,738
2012	4,731
2013	3,757
2014	3,351
2015	2,993

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of January 31, 2010 and April 30, 2009 were $1.4 million. The annual review at April 30, 2009 indicated no impairment and there was no indication of impairment at January 31, 2010.

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

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended January 31, 2010 and 2009:

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2010	2009	2010	2009
NUMERATOR
Net income attributable to Investors Real Estate Trust	$452	$1,378	$2,754	$6,259
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
Numerator for basic earnings per share – net (loss) income available to common shareholders	(141)	785	975	4,480
Noncontrolling interests – Operating Partnership	(39)	284	381	1,631
Numerator for diluted earnings per share	$(180)	$1,069	$1,356	$6,111
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	73,607	58,832	67,375	58,373
Effect of convertible operating partnership units	20,909	21,206	20,909	21,269
Denominator for diluted earnings per share	94,516	80,038	88,284	79,642

NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.00	$.02	$.02	$.08

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

As of January 31, 2010, approximately 277,000 Units have been converted to common shares during fiscal year 2010, with a total value of approximately $1.7 million included in equity, and approximately 9,000 common shares have been issued under the Company’s 401(k) plan, with a total value of approximately $73,000 included in equity. Approximately 1.0 million additional common shares have been issued under the Company’s Distribution Reinvestment and Share Purchase Plan during the nine months ended January 31, 2010 with a total value of $8.8 million included in equity.

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

The revenues and net operating income for these reportable segments are summarized as follows for the three and nine month periods ended January 31, 2010 and 2009, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended January 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,060	$20,303	$14,223	$3,230	$3,314	$60,130
Real estate expenses	9,860	9,233	4,481	1,073	1,362	26,009
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$10,860	$11,070	$9,742	$2,157	$1,952	35,781
Interest						(17,447)
Depreciation/amortization						(15,078)
Administrative, advisory and trustee fees						(1,790)
Other expenses						(536)
Impairment of real estate investment						(818)
Other income						252
Net income						$364

	(in thousands)
Three Months Ended January 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,394	$20,793	$13,346	$3,429	$3,972	$60,934
Real estate expenses	9,406	9,548	4,435	885	1,625	25,899
Net operating income	$9,988	$11,245	$8,911	$2,544	$2,347	35,035
Interest						(17,341)
Depreciation/amortization						(14,550)
Administrative, advisory and trustee fees						(1,336)
Other expenses						(313)
Other income						152
Net income						$1,647

	(in thousands)
Nine Months Ended January 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$57,399	$61,952	$41,172	$9,964	$10,060	$180,547
Real estate expenses	28,233	27,766	12,135	3,226	3,550	74,910
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$30,826	$34,186	$29,037	$6,738	$6,510	107,297
Interest						(52,048)
Depreciation/amortization						(44,702)
Administrative, advisory and trustee fees						(4,775)
Other expenses						(1,468)
Impairment of real estate investment						(1,678)
Other income						507
Net income						$3,133

	(in thousands)
Nine Months Ended January 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$57,397	$62,321	$39,172	$9,500	$10,963	$179,353
Real estate expenses	27,060	28,194	12,061	2,420	3,921	73,656
Net operating income	$30,337	$34,127	$27,111	$7,080	$7,042	105,697
Interest						(51,307)
Depreciation/amortization						(42,276)
Administrative, advisory and trustee fees						(3,906)
Other expenses						(1,157)
Other income						688
Gain on sale of other investments						54
Net income						$7,793

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of January 31, 2010, and April 30, 2009, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of January 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$551,565	$581,282	$429,698	$113,224	$118,226	$1,793,995
Less accumulated depreciation/amortization	(127,132)	(84,605)	(50,643)	(14,821)	(21,322)	(298,523)
Total property owned	$424,433	$496,677	$379,055	$98,403	$96,904	1,495,472
Cash and cash equivalents						47,790
Restricted cash						36,500
Marketable securities						420
Receivables and other assets						108,444
Development in progress						1,164
Unimproved land						5,987
Mortgage loans receivable, net of allowance						159
Total Assets						$1,695,936

	(in thousands)
As of April 30, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$542,547	$571,565	$388,219	$108,103	$119,151	$1,729,585
Less accumulated depreciation/amortization	(115,729)	(72,960)	(42,345)	(12,847)	(18,990)	(262,871)
Total property owned	$426,818	$498,605	$345,874	$95,256	$100,161	1,466,714
Cash and cash equivalents						33,244
Marketable securities						420
Receivables and other assets						98,852
Unimproved land						5,701
Mortgage loans receivable, net of allowance						160
Total Assets						$1,605,091

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of January 31, 2010, the total property cost of the 26 properties subject to purchase options was approximately $201.6 million, and the total gross rental revenue from these properties was approximately $14.7 million for the nine months ended January 31, 2010.

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

Restrictions on Taxable Dispositions.  Approximately 133 of IRET’s properties, consisting of approximately 7.5 million square feet of the Company’s combined commercial segments’ properties and 4,316 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $884.6 million at January 31, 2010.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of January 31, 2010, the Company is committed to fund approximately $5.5 million in tenant improvements, within approximately the next 12 months.

Construction interest capitalized for the three month periods ended January 31, 2010 and 2009, respectively, was approximately $0 and $215,000 for development projects completed and in progress.  Construction interest capitalized for the nine months periods ended January 31, 2010 and 2009, respectively, was approximately $0 and $912,000 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. There were no properties classified as discontinued operations during the nine months ended January 31, 2010 and 2009.

NOTE 8 • ACQUISITIONS

During the third quarter of fiscal year 2010, on December 30, 2009, IRET acquired two limited liability companies that own and operate a portfolio of five assisted living facilities in three communities in Wyoming. The five facilities, located in Casper (two facilities), Cheyenne (two facilities) and Laramie (one facility), Wyoming, have a total of approximately 328 beds. IRET acquired 100% of the member interests in the owner and operator of these five facilities for a total purchase price of approximately $45.0 million. The Wyoming assisted living portfolio consists of the Meadow Wind and Park Place assisted living facilities in Casper, Wyoming; the Aspen Wind and Sierra Hills assisted living facilities in Cheyenne, Wyoming; and the Spring Wind assisted living facility in Laramie, Wyoming.  The acquisition price for the portfolio was funded with cash in the amount of approximately $8.5 million, and with the proceeds of a $36.5 million loan from First International Bank and Trust, Watford City, North Dakota. The First International loan has a term of six years, and an initial interest rate of 4.5%. The Company paid an origination fee of $36,500 for the loan, which is secured by mortgages on the Wyoming properties and by a corresponding deposit, restricted as to withdrawal, of $36.5 million, the amount of the loan. During the third quarter of fiscal year 2010, on November 13, 2009, the Company acquired an approximately 6.8 acre parcel of vacant land located in Fargo, North Dakota for a purchase price of approximately $395,000. The Company has agreed to construct a new facility on this property to be leased to a single tenant, with a target lease commencement date in July 2010. The Company estimates that its cost to construct the facility will be approximately $4.2 million, including the cost of the land, plus imputed construction interest. The Company had no development projects placed in service or material dispositions during the third quarter of fiscal year 2010.

During the second quarter of fiscal year 2010, IRET acquired two properties: on August 5, 2009, an approximately 42,180 square foot showroom/warehouse property located in a western suburb of Des Moines, Iowa, triple-net leased to a single tenant, for which the Company paid a total of approximately $3.4 million, a portion of which was paid in Units valued at a total of approximately $2.9 million, or $10.25 per unit, with the remainder paid in cash; and, on October 1, 2009, an approximately 15,000 square foot, 2-story office building on 1.5 acres located near IRET’s corporate headquarters building in Minot, North Dakota, for a total of $2.4 million, a portion of which the Company paid in Units valued at a total of approximately $90,000, with the remainder paid in cash.  IRET had no development projects placed in service or dispositions during the second quarter of fiscal year 2010.  During the first quarter of fiscal year 2010, IRET had no acquisitions, development projects placed in service or dispositions.

The following table details the Company’s acquisitions during the nine months ended January 31, 2010:

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Commercial Property - Office
15,000 sq. ft. Minot 2505 16th Street SW – Minot, ND	$372	$1,724	$304	$2,400
	372	1,724	304	2,400
Commercial Property - Medical
65,160 sq. ft. Casper 1930 E. 12th Street (Park Place) – Casper, WY	439	5,780	1,120	7,339
35,629 sq. ft. Casper 3955 E. 12th Street (Meadow Wind) – Casper, WY	338	5,881	1,120	7,339
47,509 sq. ft. Cheyenne 4010 N. College Drive (Aspen Wind) – Cheyenne, WY	628	9,869	1,960	12,457
54,072 sq. ft. Cheyenne 4606 N. College Drive (Sierra Hills) – Cheyenne, WY	695	7,455	1,410	9,560
35,629 sq. ft. Laramie 1072 N. 22nd Street (Spring Wind) – Laramie, WY	406	6,634	1,265	8,305
	2,506	35,619	6,875	45,000
Commercial Property - Industrial
42,180 sq. ft. Clive 2075 NW 94th Street – Clive, IA	408	2,610	332	3,350
	408	2,610	332	3,350
Unimproved Land
Fargo 1320 45th Street N. – Fargo, ND	395	0	0	395
	395	0	0	395

Total Property Acquisitions	$3,681	$39,953	$7,511	$51,145

NOTE 9 • MORTGAGES PAYABLE
The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 3.04% to 8.19%, and the mortgages have varying maturity dates from the current fiscal year through May 31, 2035.

Of the mortgages payable, the balances of fixed rate mortgages totalled $1.1 billion at January 31, 2010 and April 30, 2009. The balances of variable rate mortgages totalled $5.7 million and $9.6 million as of January 31, 2010, and April 30, 2009, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of January 31, 2010, the weighted average rate of interest on the Company’s mortgage debt was 6.21%, compared to 6.30% on April 30, 2009. The aggregate amount of required future principal payments on mortgages payable as of January 31, 2010, is as follows:

Nine Months Ended January 31, 2010	(in thousands)
2010 (remainder)	$42,658
2011	108,550
2012	115,200
2013	50,497
2014	59,575
Thereafter	715,465
Total payments	$1,091,945

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

Cash and Cash Equivalents; Restricted Cash. The carrying amount approximates fair value because of the short maturity.

Marketable Securities. The fair values of these instruments are estimated based on quoted market prices for the security.  At January 31, 2010, marketable securities available-for-sale consisted of bank certificates of deposit with maturities of less than one year.

Other Debt. The fair value of other debt is estimated based on the discounted cash flows of the loan using current market rates.

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

The estimated fair values of the Company’s financial instruments as of January 31, 2010 and April 30, 2009, are as follows:

	(in thousands)
	January 31, 2010		April 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$159	$159	$160	$160
Cash and cash equivalents	47,790	47,790	33,244	33,244
Restricted cash	36,500	36,500	0	0
Marketable securities - available-for-sale	420	420	420	420
FINANCIAL LIABILITIES
Other debt	1,000	1,078	1,000	1,129
Mortgages payable	1,091,945	1,242,523	1,070,158	1,301,071

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our condensed consolidated balance sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets.  As of January 31, 2010 and April 30, 2009, the aggregate value of the redeemable noncontrolling interests was $1.8 million and $1.7 million respectively.  Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2008	$1,802
Net income	38
Distributions	(113)
Mark-to-market adjustments	212
Balance at January 31, 2009	$1,939

(in thousands)
Balance at April 30, 2009	$1,737
Net income	43
Distributions	(149)
Mark-to-market adjustments	134
Balance at January 31, 2010	$1,765

NOTE 12 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On February 24, 2010, the Company’s Board of Trustees declared a regular quarterly distribution of 17.15 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable April 1, 2010, to common shareholders and unitholders of record on March 15, 2010. Also on February 24, 2010, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable March 31, 2010 to preferred shareholders of record on March 15, 2010.

Pending Acquisitions and Dispositions.  The Company has signed agreements for the purchase of two multi-family residential properties located in Rochester, Minnesota; one property consists of two 24-plexes (48 units in total), and the other consists of four 4-plexes (16 units in total).  The Company would pay a total of approximately $4.3 million for the two properties, of which approximately $2.6 million would consist of the assumption of existing debt, with $720,000 paid in cash and the remaining approximately $950,000 paid in UPREIT units of the Company’s limited partnership valued at $10.25 per unit.  This proposed acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed.

The Company has also signed an agreement for the purchase of two medical office buildings: a one-story, approximately 14,705 square foot medical building located in Billings, Montana, and a one-story, approximately 14,640 square foot medical building located in Missoula, Montana, for a purchase price totaling approximately $5.2 million, of which approximately $4.4 million would consist of the assumption of existing debt, with the remaining approximately $800,000 paid in cash.  This proposed acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed.

The Company is marketing for sale its 504-unit Dakota Hill multi-family residential property in Irving, Texas.  A sales agreement for the property was terminated by a prospective buyer during the third quarter of fiscal year 2010.  Subsequent to the end of the third quarter of fiscal year 2010, the Company refinanced the Dakota Hill property, replacing existing mortgage debt of approximately $22.5 million with new debt totaling approximately $23.5 million, with a maturity date of March 1, 2017.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, industrial, medical and retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2010, our real estate portfolio consisted of 77 multi-family residential properties containing 9,669 apartment units and having a total real estate investment amount net of accumulated depreciation of $424.4 million, and 173 commercial properties containing approximately 12.0 million square feet of leasable space. Our commercial properties consist of:

•	67 office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $496.7 million;

•
54 medical properties (including senior housing) containing approximately 2.6 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $379.1 million;

•	19 industrial properties containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $98.4 million; and

•	33 retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $96.9 million.

Our primary source of income and cash is rents associated with multi-family residential and commercial leases. Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We intend to continue to achieve our business objective by investing in multi-family residential properties and in office, industrial, retail and medical commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Texas, Wisconsin and Wyoming.

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

IRET continues to pursue our announced goal of transferring the management of the majority of our commercial and multi-family residential properties from third-party property management companies to our own employees.  As of January 31, 2010, the Company has under internal management a total of 119 properties in our commercial industrial, medical, office and retail segments, totaling approximately 7.4 million square feet.  Approximately 55.6% of the properties in our commercial industrial segment, 77.9% of the properties in our medical segment, 47.2% of the properties in our office segment, and 92.3% of the properties in our retail segment, were internally managed by Company employees as of January 31, 2010.  We continue to evaluate our portfolio of commercial properties to determine additional suitable candidates for internal management, and to establish appropriate timelines to accomplish the transfers.

The transition to internal management in our multi-family residential segment is still in the early stages.  As of January 31, 2010, approximately 4.2% of the properties in the Company’s multi-family residential segment were internally managed by Company employees, or approximately 367 units in six buildings.  During the third quarter of fiscal year 2010, we added 21 new employees (19 full-time and 2 part-time), 15 of which, including a Vice President of Residential Property Management, were hired to work in multi-family residential property management.  Subsequent to the end of the third quarter, in February 2010, the Company opened two regional property management offices in Rochester, Minnesota and St. Cloud, Minnesota, to manage our multi-family residential properties in those communities.  These additions to staff, and associated investments in equipment, accounting and other support systems, represent a significant expense to the Company, which is reflected in an increase in property management expense of approximately $568,000 for the nine months ended January 31, 2010, primarily in our multi-family residential segment.

During the third quarter of fiscal year 2010, as discussed in more detail below in the Property Acquisitions section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company acquired a portfolio of five assisted living facilities in Wyoming. These facilities are leased to our wholly-owned taxable REIT subsidiary (“TRS”), which contracts with an independent contractor to manage these facilities. We are currently in discussions with regulatory authorities in Wyoming regarding the necessary approvals to construct expansion projects at three of the facilities, to add memory care units and additional assisted living units.  Subject to receiving the necessary regulatory approvals, our current plans are to construct a total of approximately 38 memory care units and approximately 65 additional assisted living units for a total estimated cost of approximately $8.2 million.

Our third quarter fiscal year 2010 results reflect the continuing challenges the real estate industry faced during the three months ended January 31, 2010.  During this quarter, factors adversely affecting demand for IRET’s commercial and multi-family properties continued to be pervasive across the United States and in IRET’s markets, with commercial tenants continuing to focus on reducing costs through space reductions and lower rents. Additionally, continued job losses pressured occupancy and revenue in the Company’s multi-family residential segment. We expect current credit market conditions and the continued high level of unemployment to maintain or increase credit stresses on Company tenants, and continue to expect this tenant stress to lead to increases in past due accounts and vacancies. The amounts written off or recorded as past due in regard to our Fox River and Stevens Point projects in Wisconsin total $570,000 and $1.4 million, respectively, as of January 31, 2010. IRET is currently receiving all of the cash flow generated by the Stevens Point project (approximately $85,000 per month, or approximately 56.1% of the scheduled rent and other obligations under the lease).  IRET is currently receiving no payments from the Fox River project, and its exercise of its rights under the lease to remove the tenant and manager at the project and to pursue collection of amounts owed under guarantees provided in conjunction with the lease agreement has been suspended following the tenant’s bankruptcy filing.

We believe that, while there are some signs of a beginning economic recovery, economic conditions may not improve quickly.  Our near-term focus continues to be to strengthen our capital and liquidity position by considering the selective disposition of properties, evaluating the possible issuance of additional common or preferred equity, controlling and reducing capital expenditures and overhead costs, and generating positive cash flows from operations.  Our portfolio of properties is diversified by property type and location, which we believe helps mitigate risks such as changes in demographics or job growth which may occur within individual markets and industries, although it may not mitigate such risks with regard to more wide-spread economic declines.  The continuation of the current economic environment and capital market disruptions have and could continue to have a negative impact on us, and adversely affect our future results of operations. At its most recent meeting, in February 2010, the Company’s Board of Trustees thought it prudent, given the current economic environment and the challenges facing the real estate industry in particular, to maintain the Company’s common share/unit distribution at its current level ($0.1715 per share/unit), rather than continue the small quarterly increases in the distribution that had previously been the Company’s practice.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Current Report on Form 8-K for the fiscal year ended April 30, 2009, filed with the SEC on September 18, 2009, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended January 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

REVENUES

Revenues for the three months ended January 31, 2010 were $60.1 million compared to $60.9 million in the three months ended January 31, 2009, a decrease of $804,000 or 1.3%. Revenues for the nine months ended January 31, 2010 were $180.5 million compared to $179.4 million in the nine months ended January 31, 2009, an increase of $1.2 million or 0.7%. The decrease in revenue for the three months ended January 31, 2010 resulted primarily from vacancy in stabilized properties. The increase in revenue for the nine months ended January 31, 2010 compared to the same period in fiscal year 2009 resulted primarily from the additional investments in real estate made by IRET during fiscal year 2009 and fiscal year 2010 offset by vacancy in stabilized properties, as well as other factors shown by the following analysis:

	(in thousands)
	Decrease in Total Revenue Three Months ended January 31, 2010	Increase in Total Revenue Nine Months ended January 31, 2010

Rent in Fiscal 2010 from 8 properties acquired in Fiscal 2009 in excess of that received in Fiscal 2009 from the same 8 properties	$424	$2,036
Rent from 7 properties acquired in Fiscal 2010	1,165	1,270
Increase in lease termination fees	4	539
Decrease in rental income on stabilized properties due to an increase in economic vacancy	(2,397)	(2,651)
Net (decrease) increase in total revenue	$(804)	$1,194

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

The following tables show revenues, property operating expenses and NOI by reportable operating segment for the three and nine months ended January 31, 2010 and 2009.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

The tables also show NOI by reportable operating segment on a stabilized property and non-stabilized property basis.  Stabilized properties are properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from the stabilized property category).  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.  Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements.

	(in thousands)
Three Months Ended January 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,060	$20,303	$14,223	$3,230	$3,314	$60,130
Real estate expenses
Utilities	1,953	1,666	778	21	159	4,577
Maintenance	2,770	2,998	1,150	239	427	7,584
Real estate taxes	2,001	3,467	1,217	618	565	7,868
Insurance	484	267	111	76	44	982
Property management	2,652	835	1,225	119	167	4,998
Total expenses	$9,860	$9,233	$4,481	$1,073	$1,362	$26,009
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$10,860	$11,070	$9,742	$2,157	$1,952	$35,781

Stabilized net operating income	$8,809	$11,059	$9,158	$1,981	$1,952	$32,959
Non-stabilized net operating income	2,051	11	584	176	0	2,822
Total net operating income	$10,860	$11,070	$9,742	$2,157	$1,952	$35,781

	(in thousands)
Three Months Ended January 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,394	$20,793	$13,346	$3,429	$3,972	$60,934
Real estate expenses
Utilities	2,166	1,881	710	79	125	4,961
Maintenance	2,603	3,035	1,138	229	667	7,672
Real estate taxes	2,021	3,447	1,103	419	559	7,549
Insurance	317	245	84	43	45	734
Property management	2,299	940	1,400	115	229	4,983
Total expenses	$9,406	$9,548	$4,435	$885	$1,625	$25,899
Net operating income	$9,988	$11,245	$8,911	$2,544	$2,347	$35,035

Stabilized net operating income	$9,752	$11,183	$8,736	$2,530	$2,347	$34,548
Non-stabilized net operating income	236	62	175	14	0	487
Total net operating income	$9,988	$11,245	$8,911	$2,544	$2,347	$35,035

	(in thousands)
Nine Months Ended January 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$57,399	$61,952	$41,172	$9,964	$10,060	$180,547
Real estate expenses
Utilities	5,111	5,480	2,025	141	366	13,123
Maintenance	8,256	8,370	3,214	623	944	21,407
Real estate taxes	5,954	10,553	3,644	1,962	1,650	23,763
Insurance	1,461	790	335	171	153	2,910
Property management	7,451	2,573	2,917	329	437	13,707
Total expenses	$28,233	$27,766	$12,135	$3,226	$3,550	$74,910
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$30,826	$34,186	$29,037	$6,738	$6,510	$107,297

Stabilized net operating income	$27,863	$34,165	$27,927	$6,291	$6,510	$102,756
Non-stabilized net operating income	2,963	21	1,110	447	0	4,541
Total net operating income	$30,826	$34,186	$29,037	$6,738	$6,510	$107,297

	(in thousands)
Nine Months Ended January 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$57,397	$62,321	$39,172	$9,500	$10,963	$179,353
Real estate expenses
Utilities	5,590	5,867	2,129	107	309	14,002
Maintenance	7,861	8,573	3,129	523	1,170	21,256
Real estate taxes	5,894	10,233	3,308	1,336	1,635	22,406
Insurance	949	746	280	127	136	2,238
Property management	6,766	2,775	3,215	327	671	13,754
Total expenses	$27,060	$28,194	$12,061	$2,420	$3,921	$73,656
Net operating income	$30,337	$34,127	$27,111	$7,080	$7,042	$105,697

Stabilized net operating income	$29,623	$34,023	$26,796	$7,066	$7,042	$104,550
Non-stabilized net operating income	714	104	315	14	0	1,147
Total net operating income	$30,337	$34,127	$27,111	$7,080	$7,042	$105,697

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue decreased in four of our five reportable segments in the three month period ended January 31, 2010 compared to the three month period ended January 31, 2009, to $60.1 million compared to $60.9 million, primarily due to  a decrease in economic occupancy in all of our reportable segments. Real estate revenue increased in the nine month period ended January 31, 2010 compared to the year-earlier period in three of our five segments primarily due to acquisitions of additional properties in fiscal 2009 and fiscal 2010 and lease termination fees. Despite declines in economic occupancy rates, our revenues during the nine months ended January 31, 2010 increased by $1.2 million compared to the nine months ended January 31, 2009, of which increase $539,000 consisted of lease termination fees and the balance was due to an increase in rents.  Our overall level of tenant concessions decreased in the three and nine month period of fiscal year 2010 compared to the year-earlier period.

•
Economic Occupancy.  During the three and nine months ended January 31, 2010, economic occupancy levels on a stabilized property and all property basis decreased from the year earlier periods in all of our five reportable segments, with the commercial industrial segment showing the largest percentage decrease due to the change in occupancy (reduction in square foot occupancy) at the former Wilson’s Leather facility in Brooklyn Park, MN. Economic occupancy represents actual rental revenues recognized for the period indicated as a percentage of scheduled rental revenues for the period. Scheduled rental revenues are the total estimated rent revenues that would be generated if each property was 100% occupied and includes an estimate of market rental rates for vacancy. Percentage rents, tenant concessions, straightline adjustments and expense reimbursements are not considered in computing either actual revenues or scheduled rent revenues.  Economic occupancy rates on a stabilized property and all property basis for the three and nine months ended January 31, 2010, compared to the three and nine months ended January 31, 2009, are shown below:

	Stabilized Properties		All Properties
	Three Months Ended January 31,		Three Months Ended January 31,
	2010	2009	2010	2009
Multi-Family Residential	90.4%	94.4%	90.4%	94.2%
Commercial Office	86.9%	88.8%	86.0%	88.8%
Commercial Medical	94.4%	95.7%	94.3%	95.0%
Commercial Industrial	85.3%	99.1%	86.1%	99.1%
Commercial Retail	83.8%	87.4%	83.8%	87.4%

	Stabilized Properties		All Properties
	Nine Months Ended January 31,		Nine Months Ended January 31,
	2010	2009	2010	2009
Multi-Family Residential	91.1%	94.0%	91.0%	93.8%
Commercial Office	87.9%	88.9%	87.1%	88.9%
Commercial Medical	94.0%	96.1%	93.8%	95.7%
Commercial Industrial	87.5%	97.7%	88.1%	97.7%
Commercial Retail	85.5%	87.6%	85.5%	87.6%

•
Concessions.  Our overall level of tenant concessions decreased in the three and nine month period ended January 31, 2010 compared to the year-earlier period.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three and nine months ended January 31, 2010 will lower, over the lives of the respective leases, our operating revenues by approximately $875,000 and $2,425,000 respectively, as compared to an approximately $888,000 and $2,647,000 reduction, respectively, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three and nine months ended January 31, 2009, as shown in the table below:

	(in thousands)
	Three Months Ended January 31,
	2010	2009	Change
Multi-Family Residential	$461	$446	$15
Commercial Office	316	377	(61)
Commercial Medical	76	3	73
Commercial Industrial	10	59	(49)
Commercial Retail	12	3	9
Total	$875	$888	$(13)

	(in thousands)
	Nine Months Ended January 31,
	2010	2009	Change
Multi-Family Residential	$1,545	$1,619	$(74)
Commercial Office	596	813	(217)
Commercial Medical	228	24	204
Commercial Industrial	31	157	(126)
Commercial Retail	25	34	(9)
Total	$2,425	$2,647	$(222)

•
Maintenance Expense. Maintenance expenses totaled $7.6 million for the three months ended January 31, 2010 compared to $7.7 million for the three months ended January 31, 2009.  Maintenance expenses at properties newly acquired in fiscal year 2009 and 2010 added $104,000 to the maintenance expenses category, while maintenance expenses at existing (“stabilized”) properties decreased by $192,000, resulting in a decrease in maintenance expenses of $88,000, or 1.1% for the three months ended January 31, 2010, compared to the corresponding period in fiscal year 2009.  The decrease in maintenance costs at our stabilized properties is due primarily to a decrease in snow removal costs in our commercial retail segment.

Maintenance expenses totaled $21.4 million for the nine months ended January 31, 2010, compared to $21.3 million for the nine months ended January 31, 2009. Maintenance expenses at properties newly acquired in fiscal year 2009 and 2010 added $351,000 to the maintenance category, while maintenance expenses at stabilized properties decreased by $200,000. Maintenance costs at our multi-family residential and commercial industrial segments increased for general recurring maintenance and repairs, offset by a decrease in our commercial office, medical and retail segments primarily for a reduction in snow removal expenses in the commercial retail segment. Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our multi-family residential real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the three and nine months ended January 31, 2010 and 2009 are as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$2,770	$2,998	$1,150	$239	$427	$7,584
2009	$2,603	$3,035	$1,138	$229	$667	$7,672
Change	$167	$(37)	$12	$10	$(240)	$(88)
% change	6.4%	(1.2%)	1.1%	4.4%	(36.0%)	(1.1%)

Stabilized	$115	$(45)	$(34)	$12	$(240)	$(192)
Non-stabilized	$52	$8	$46	$(2)	$0	$104
Change	$167	$(37)	$12	$10	$(240)	$(88)

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$8,256	$8,370	$3,214	$623	$944	$21,407
2009	$7,861	$8,573	$3,129	$523	$1,170	$21,256
Change	$395	$(203)	$85	$100	$(226)	$151
% change	5.0%	(2.4%)	2.7%	19.1%	(19.3%)	0.7%

Stabilized	$261	$(242)	$(95)	$102	$(226)	$(200)
Non-stabilized	$134	$39	$180	$(2)	$0	$351
Change	$395	$(203)	$85	$100	$(226)	$151

•
Decreased Utility Expense. Utility expense totaled $4.6 million for the three months ended January 31, 2010, compared to $5.0 million for the three months ended January 31, 2009, a decrease of 7.7% over the year-earlier period.  Utility expenses at properties newly acquired in fiscal years 2009 and 2010 added $21,000 to the utility expense category, while utility expenses at existing properties decreased by $405,000, resulting in a net decrease of $384,000 or 7.7% for the three months ended January 31, 2010.  Utility expense totaled $13.1 million for the nine months ended January 31, 2010 compared to $14.0 million for the nine months ended January 31, 2009 a decrease of 6.3% over the year-earlier period. Utility expenses at properties newly acquired in fiscal years 2009 and 2010 added $129,000 to the utility expense category, while utility expenses at existing properties decreased by $1.0 million resulting in a net decrease of $879,000 or 6.3% for the nine months ended January 31, 2010. The decrease in utility costs at our stabilized properties is due primarily to lower heating costs due to mild weather conditions at properties in our multi-family residential and commercial office segments.

Utility expenses by reportable segment for the three and nine months ended January 31, 2010 and 2009 are as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$1,953	$1,666	$778	$21	$159	$4,577
2009	$2,166	$1,881	$710	$79	$125	$4,961
Change	$(213)	$(215)	$68	$(58)	$34	$(384)
% change	(9.8%)	(11.4%)	9.6%	(73.4%)	27.2%	(7.7%)

Stabilized	$(205)	$(227)	$52	$(59)	$34	$(405)
Non-stabilized	$(8)	$12	$16	$1	$0	$21
Change	$(213)	$(215)	$68	$(58)	$34	$(384)

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$5,111	$5,480	$2,025	$141	$366	$13,123
2009	$5,590	$5,867	$2,129	$107	$309	$14,002
Change	$(479)	$(387)	$(104)	$34	$57	$(879)
% change	(8.6%)	(6.6%)	(4.9%)	31.8%	18.4%	(6.3%)

Stabilized	$(484)	$(414)	$(201)	$34	$57	$(1,008)
Non-stabilized	$5	$27	$97	$0	$0	$129
Change	$(479)	$(387)	$(104)	$34	$57	$(879)

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2009 and 2010 added $99,000 to real estate tax expense in the three months ended January 31, 2010, compared to the three months ended January 31, 2009.  Real estate taxes on properties newly acquired in fiscal years 2009 and 2010 added $259,000 to real estate tax expense in the nine months ended January 31, 2010, compared to the nine months ended January 31, 2009.  Real estate taxes on stabilized properties increased by $220,000 and $1.1 million respectively in the three and nine months ended January 31, 2010, compared to the three and nine months ended January 31, 2009.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies on our stabilized properties.

Real estate tax expense by reportable segment for the three and nine months ended January 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$2,001	$3,467	$1,217	$618	$565	$7,868
2009	$2,021	$3,447	$1,103	$419	$559	$7,549
Change	$(20)	$20	$114	$199	$6	$319
% change	(1.0%)	0.6%	10.3%	47.5%	1.1%	4.2%

Stabilized	$(17)	$(11)	$96	$146	$6	$220
Non-stabilized	$(3)	$31	$18	$53	$0	$99
Change	$(20)	$20	$114	$199	$6	$319

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$5,954	$10,553	$3,644	$1,962	$1,650	$23,763
2009	$5,894	$10,233	$3,308	$1,336	$1,635	$22,406
Change	$60	$320	$336	$626	$15	$1,357
% change	1.0%	3.1%	10.2%	46.9%	0.9%	6.1%

Stabilized	$33	$289	$276	$485	$15	$1,098
Non-stabilized	$27	$31	$60	$141	$0	$259
Change	$60	$320	$336	$626	$15	$1,357

•
Increased Insurance Expense. Insurance expense totaled $982,000 and $2.9 million for the three and nine months ended January 31, 2010 respectively, compared to $734,000 and $2.2 million for the three and nine months ended January 31, 2009 respectively.  Insurance expenses at properties newly acquired in fiscal years 2009 and 2010 added $22,000 and $64,000 to the insurance expense category, while insurance expense at existing properties increased by $226,000 and $608,000, resulting in an increase in insurance expenses of $248,000 and $672,000 in the three and nine months ended January 31, 2010, a 33.8% and 30.0% increase over insurance expenses in the three and nine months ended January 31, 2009.  The increase in insurance expense at stabilized properties is due to an increase in premiums primarily in our multi-family residential segment, due to a poor loss history (certain weather-related claims and the loss to fire of a building at our

Thomasbrook apartment complex in Lincoln, NE) and a difficult insurance market at the time of our policy renewal in the first quarter of fiscal year 2010.

Insurance expense by reportable segment for the three and nine months ended January 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$484	$267	$111	$76	$44	$982
2009	$317	$245	$84	$43	$45	$734
Change	$167	$22	$27	$33	$(1)	$248
% change	52.7%	9.0%	32.1%	76.7%	(2.2%)	33.8%

Stabilized	$155	$18	$23	$31	$(1)	$226
Non-stabilized	$12	$4	$4	$2	$0	$22
Change	$167	$22	$27	$33	$(1)	$248

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$1,461	$790	$335	$171	$153	$2,910
2009	$949	$746	$280	$127	$136	$2,238
Change	$512	$44	$55	$44	$17	$672
% change	54.0%	5.9%	19.6%	34.6%	12.5%	30.0%

Stabilized	$476	$36	$42	$37	$17	$608
Non-stabilized	$36	$8	$13	$7	$0	$64
Change	$512	$44	$55	$44	$17	$672

•
Property Management Expense. Property management expense totaled $5.0 million for the three months ended January 31, 2010 and 2009.  Property management expenses at properties newly acquired in fiscal years 2009 and 2010 added $668,000 to the property management expenses category in the three months ended January 31, 2010. Property management expenses at stabilized properties decreased by $653,000 for the three months ended January 31, 2010 compared to the three months ended January 31, 2009.

Property management expense totaled $13.7 million for the nine months ended January 31, 2010 compared to $13.8 million for the nine months ended January 31, 2009. Property management expenses at properties newly acquired in fiscal years 2009 and 2010 added $768,000 to the property management expenses category in the nine months ended January 31, 2010. Property management expenses at stabilized properties decreased by $815,000 for the nine months ended January 31, 2010, compared to the nine months ended January 31, 2009.  The decrease in property management expense at stabilized properties for the nine months order January 31, 2010 compared to the nine months ended January 31, 2009 is primarily due to a decrease in bad debt expenses in our commercial medical segment offset by increased expenses in our multi-family residential segment for property management transition expenses.

Property management expense by reportable segment for the three and nine months ended January 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$2,652	$835	$1,225	$119	$167	$4,998
2009	$2,299	$940	$1,400	$115	$229	$4,983
Change	$353	$(105)	$(175)	$4	$(62)	$15
% change	15.4%	(11.2%)	(12.5%)	3.5%	(27.1%)	0.3%

Stabilized	$315	$(115)	$(790)	$(1)	$(62)	$(653)
Non-stabilized	$38	$10	$615	$5	$0	$668
Change	$353	$(105)	$(175)	$4	$(62)	$15

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$7,451	$2,573	$2,917	$329	$437	$13,707
2009	$6,766	$2,775	$3,215	$327	$671	$13,754
Change	$685	$(202)	$(298)	$2	$(234)	$(47)
% change	10.1%	(7.3%)	(9.3%)	0.6%	(34.9%)	(0.3%)

Stabilized	$577	$(223)	$(925)	$(10)	$(234)	$(815)
Non-stabilized	$108	$21	$627	$12	$0	$768
Change	$685	$(202)	$(298)	$2	$(234)	$(47)

FACTORS IMPACTING NET INCOME

Net income decreased by approximately $1.3 million to $364,000 for the three months ended January 31, 2010, compared to $1.6 million for the three months ended January 31, 2009.  Net income decreased by approximately $4.7 million to $3.1 million for the nine months ended January 31, 2010, compared to $7.8 million for the nine months ended January 31, 2009.  The decrease in net income is due in part to an increase in impairment of real estate investment and to a lesser degree an increase in operating expenses, interest expense and depreciation on newly acquired non-stabilized properties offset by a gain on involuntary conversion (resulting from an insurance settlement for a fire loss at our Thomasbrook Apartment complex in Lincoln, Nebraska) in the three and nine months ended January 31, 2010, compared to the three and nine months ended January 31, 2009, as well as other factors shown by the following analysis:

	Decrease in Net Income
	(in thousands)
	Three Months ended January 31, 2010	Nine Months ended January 31, 2010

Increase in NOI	$746	$1,600
Increase in interest expense-less capitalized interest due to decreased development activity	(106)	(741)
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(528)	(2,426)
Increase in administrative, advisory and trustee fees due to additional corporate staff and overhead and increased trustee fees	(454)	(869)
Increase in other expenses	(223)	(311)
Increase in impairment of real estate investment	(818)	(1,678)
Increase (decrease) in other income-due to lower interest earned on deposits	100	(181)
Decrease in gain on sale of other investments	0	(54)
Net decrease in net income	$(1,283)	$(4,660)

Additionally, an increase in vacancy rates in our portfolio and associated operating costs for the vacant space unreimbursed by tenants, combined with the increases in property operating expenses and real estate taxes detailed above, as well as the following factors, impacted net income in the three and nine months of fiscal year 2010.

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $118,000, or 0.7%, to approximately $17.0 million during the third quarter of fiscal year 2010, compared to $17.1 million in the third quarter of fiscal year 2009.  Our mortgage interest expense decreased approximately $639,000 or 1.3%, to approximately $50.5 million for the nine months ended January 31, 2010, compared to $51.1 million in the nine months ended January 31, 2009.  The decrease in mortgage interest expense is due to refinancings in our stabilized properties portfolio. Our overall weighted average interest rate on all outstanding mortgage debt was 6.21% as of January 31, 2010 and 6.34% as of January 31, 2009.  Our mortgage debt on January 31, 2010 increased approximately $21.8 million, or 2.0% from April 30, 2009.

Mortgage interest expense by reportable segment for the three and nine months ended January 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$5,062	$5,737	$4,326	$1,021	$856	$17,002
2009	$4,982	$5,956	$4,247	$951	$984	$17,120
Change	$80	$(219)	$79	$70	$(128)	$(118)
% change	1.6%	(3.7%)	1.9%	7.4%	(13.0%)	(0.7%)

Stabilized	$121	$(218)	$(71)	$(14)	$(128)	$(310)
Non-stabilized	$(41)	$(1)	$150	$84	$0	$192
Change	$80	$(219)	$79	$70	$(128)	$(118)

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$14,972	$17,343	$12,516	$2,960	$2,666	$50,457
2009	$14,749	$17,803	$12,717	$2,841	$2,986	$51,096
Change	$223	$(460)	$(201)	$119	$(320)	$(639)
% change	1.5%	(2.6%)	(1.6%)	4.2%	(10.7%)	(1.3%)

Stabilized	$185	$(460)	$(351)	$(56)	$(320)	$(1,002)
Non-stabilized	$38	$0	$150	$175	$0	$363
Change	$223	$(460)	$(201)	$119	$(320)	$(639)

In addition to IRET’s mortgage interest expense, the Company incurs interest expense for lines of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest.  For the three months ended January 31, 2010 and 2009 these amounts were $445,000 and $221,000, respectively, for a total interest expense for the three months ended January 31, 2010 and 2009 of $17.4 million and $17.3 million, respectively.  For the nine months ended January 31, 2010 and 2009 these amounts were $1.6 million and $211,000, respectively, for a total interest expense for the nine months ended January 31, 2010 and 2009 of $52.0 million and $51.3 million, respectively.

•
Decreased Amortization Expense. The Company allocated a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease.  Amortization expense related to in-place leases totaled $2.1 million and $6.6 million in the three and nine months ended January 31, 2010, respectively compared to $2.9 million and $8.2 million in the three and nine months ended January 31, 2009 respectively.

CREDIT RISK

The following table lists our top ten commercial tenants on January 31, 2010, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of January 31, 2010.  Our results of operations are dependent on, among other factors, the economic health of our tenants.  We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants.  We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total commercial segments’ minimum rents as of January 31, 2010.

Lessee	% of Total Commercial Segments’ Minimum Rents as of January 31, 2010
Affiliates of Edgewood Vista	9.8%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health	2.4%
Applied Underwriters	2.2%
Best Buy Co., Inc. (NYSE: BBY)	1.9%
HealthEast Care System	1.7%
UGS Corp.	1.6%
Smurfit - Stone Container (NASDAQ: SSCC)	1.5%
Microsoft (NASDAQ: MSFT)	1.4%
Nebraska Orthopedic Hospital	1.3%
All Others	72.7%
Total Monthly Commercial Rent as of January 31, 2010	100.0%

PROPERTY ACQUISITIONS

During the third quarter of fiscal year 2010, on December 30, 2009, IRET acquired two limited liability companies that own and operate a portfolio of five assisted living facilities in three communities in Wyoming. The five facilities, located in Casper (two facilities), Cheyenne (two facilities) and Laramie (one facility), Wyoming, have a total of approximately 328 beds. IRET acquired 100% of the member interests in the owner and operator of these five facilities for a total purchase price of approximately $45.0 million. The Wyoming assisted living portfolio consists of the Meadow Wind and Park Place assisted living facilities in Casper, Wyoming; the Aspen Wind and Sierra Hills assisted living facilities in Cheyenne, Wyoming; and the Spring Wind assisted living facility in Laramie, Wyoming.  The acquisition price for the portfolio was funded with cash in the amount of approximately $8.5 million, and with the proceeds of a $36.5 million loan from First International Bank and Trust, Watford City, North Dakota. The First International loan has a term of six years, and an initial interest rate of 4.5%. The Company paid an origination fee of $36,500 for the loan, which is secured by mortgages on the Wyoming properties and by a corresponding deposit, restricted as to withdrawal, of $36.5 million, the amount of the loan. During the third quarter of fiscal year 2010, on November 13, 2009, the Company acquired an approximately 6.8 acre parcel of vacant land located in Fargo, North Dakota for a purchase price of approximately $395,000. The Company has agreed to construct a new facility on this property to be leased to a single tenant, with a target lease commencement date in July 2010. The Company estimates that its cost to construct the facility will be approximately $4.2 million, including the cost of the land, plus imputed construction interest. The Company had no development projects placed in service or material dispositions during the third quarter of fiscal year 2010.

During the second quarter of fiscal year 2010, IRET acquired two properties: on August 5, 2009, an approximately 42,180 square foot showroom/warehouse property located in a western suburb of Des Moines, Iowa, triple-net leased to a single tenant, for which the Company paid a total of approximately $3.4 million, a portion of which was paid in Units valued at a total of approximately $2.9 million, or $10.25 per unit, with the remainder paid in cash; and, on October 1, 2009, an approximately 15,000 square foot, 2-story office building on 1.5 acres located near IRET’s corporate headquarters building in Minot, North Dakota, for a total of $2.4 million, a portion of which the Company paid in Units valued at a total of approximately $90,000, with the remainder paid in cash.  IRET had no development projects placed in service or dispositions during the second quarter of fiscal year 2010.  During the first quarter of fiscal year 2010, IRET had no acquisitions, development projects placed in service or dispositions.

FUNDS FROM OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009

IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” Because of limitations of the FFO definition adopted by NAREIT, IRET has made certain interpretations in applying the definition. IRET believes all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.

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

FFO applicable to common shares and Units for the three and nine months ended January 31, 2010 decreased to $14.7 million and $45.7 million respectively, compared to $15.5 million and $48.0 million respectively, for the comparable periods ended January 31, 2009, a decrease of 5.4% and 4.7% respectively.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended January 31,	2010			2009
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$452			$1,378
Less dividends to preferred shareholders	(593)			(593)
Net (loss) income available to common shareholders	(141)	73,607	$.00	785	58,832	$.02
Adjustments:
Noncontrolling interest – Operating Partnership	(39)	20,909		284	21,206
Depreciation and amortization(1)	14,865			14,454
Funds from operations applicable to common shares and Units	$14,685	94,516	$.16	15,523	80,038	$.19

	(in thousands, except per share amounts)
Nine Months Ended January 31,	2010			2009
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$2,754			6,259
Less dividends to preferred shareholders	(1,779)			(1,779)
Net income available to common shareholders	975	67,375	$.02	4,480	58,373	$.08
Adjustments:
Noncontrolling interest – Operating Partnership	381	20,909		1,631	21,269
Depreciation and amortization(4)	44,390			41,935
Gain on depreciable property sales	0			(54)
Funds from operations applicable to common shares and Units(5)	$45,746	88,284	$.52	47,992	79,642	$.60

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $15,078 and $14,550, less corporate-related depreciation and amortization on office equipment and other assets of $213 and $96, for the three months ended January 31, 2010 and 2009, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $44,702 and $42,276, less corporate-related depreciation and  amortization on office equipment and other assets of $312 and $341, for the nine months ended January 31, 2010 and 2009, respectively.

(5)
In accordance with SEC and NAREIT guidance, IRET does not exclude impairment write-downs from FFO (that is, impairment charges are not added back to GAAP net income in calculating FFO).  IRET recorded impairment charges of $818 and $1,678 for the three and nine month periods ended January 31, 2010, respectively.  If these impairment charges are excluded from the Company’s calculation of FFO, the Company’s FFO per share and unit would increase by $.01 and $.02 respectively for the three and nine month periods ended January 31, 2010, to $.17 and $.54, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2010 and 2009:

Month	Fiscal Year 2010	Fiscal Year 2009
July	$.1705	$.1685
October	.1710	.1690
January	.1715	.1695
Total	$.5130	$.5070

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The Company’s principal liquidity demands are maintaining distributions to the holders of the Company’s common and preferred shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance for the properties, acquisition of additional properties, property development, tenant improvements and debt repayments.

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial and residential real estate markets continue to experience significant challenges including reduced occupancies and rental rates as well as severe restrictions on the availability of financing.  In the event of further deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders. At its most recent meeting, in February 2010, the Company’s Board of Trustees thought it prudent, given the current economic environment and the challenges facing the real estate industry in particular, to maintain the Company’s common share/unit distribution at its current level ($0.1715 per share/unit), rather than continue the small quarterly increases in the distribution that had previously been the Company’s practice.

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

SOURCES AND USES OF CASH

Continued stresses in the United States economy, and ongoing tightening in the credit markets, continue to result in heightened uncertainty regarding the prospects for the continued availability of financing to the commercial real estate sector.  In IRET’s recent experience, while loan terms, underwriting standards and interest rate spreads have changed significantly compared to the last five years, they are still within or close to historical norms.  However, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, the events involving both the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), resulting in the U.S. government’s decision to place them into indefinite conservatorship, do present an environment of heightened risk for us. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability to lend going forward will most likely result in higher loan costs for us; accordingly, we are closely monitoring ongoing announcements surrounding both firms. As of January 31, 2010, approximately 72.5%, or $27.4 million of our mortgage debt maturing in the remainder of fiscal year 2010 and the first quarter of fiscal year 2011 is debt placed on multi-family residential assets, and approximately 27.5%, or $10.4 million, is debt placed on properties in our four commercial segments. Of this $37.8 million, we have to date obtained loan commitments to refinance approximately $32.7 million. As of January 31, 2010, approximately 45.1%, or $44.4 million of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 54.9%, or $53.9 million, is debt placed on properties in our four commercial segments.

As of January 31, 2010, the Company had four unsecured lines of credit, in the amounts of $10.0 million, $12.0 million, $14.0 million and $1.1 million, respectively, from (1) Bremer Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; (3) First International Bank and Trust, Watford City, ND; and (4) United Community Bank, Minot, ND. As of January 31, 2010, the Company had an outstanding balance of $1.1 million at United Community Bank and $4.0 million at First International Bank and Trust. Borrowings under the lines of credit bear interest based on the following: (1) Bremer Financial Corporation Reference Rate with a floor of 4.00%, (2) 175 basis points below the Wall Street Journal Prime Rate with a floor of 5.25% and a ceiling of 8.25%, (3) 50 basis points above the Wall Street Journal Prime Rate with a floor of 6.20% and (4) 5.75%. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with First Western Bank, First International Bank and Trust and United Community Bank expire in December 2011, December 2010 and August 2010, respectively.  The Company expects to renew these lines of credit prior to their expiration. During the third quarter of fiscal year 2010 the Company extended the expiration date of its $10.0 million undrawn line of credit with Bremer Bank from November 1, 2009 to March 1, 2010.  The Company currently is not pursuing renewal of this credit line, but instead is planning to seek longer-term mortgage debt financing from Bremer Bank on specific Company assets in the future. In addition to these lines of credit, the Company also has $4.9 million drawn on a $5.0 million line of credit with Dacotah Bank in Minot, North Dakota, that will expire in November 2010.  Of this $4.9 million, the Company includes $3.4 million in mortgages payable on the Company’s balance sheet, as secured by six apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit.

The approximately $45.0 million purchase price paid by the Company for its acquisition in the third quarter of fiscal year 2010 of five Wyoming assisted living facilities was funded with cash in the amount of approximately $8.5 million, and with the proceeds of a $36.5 million loan from First International Bank and Trust, Watford City, North Dakota. The First International loan has a term of six years, and an initial interest rate of 4.5%. The Company paid an origination fee for the loan of $36,500. The loan is secured by mortgages on the Wyoming properties and by a corresponding deposit, restricted as to withdrawal, of $36.5 million.  The Company also maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $100,000; United Community Bank, Minot, North Dakota, deposit of $370,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000, and First International Bank, Watford City, North Dakota, deposit of $3.2 million.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the third quarter of fiscal years 2010 and 2009, there were no Units issued in connection with property acquisitions. In the nine months ended January 31, 2010, approximately 292,000 Units, valued at issuance at $2.9 million, were issued in connection with the Company’s acquisition of two properties. In the nine months ended January 31, 2009, approximately 362,000 Units, valued at issuance at $3.7 million, were issued in connection with the Company’s acquisition of two properties.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount of 5% from the market price. During the third quarter of fiscal year 2010, the Company issued approximately 353,000 common shares under its DRIP, with a total value of $3.0 million. During the nine months ended January 31, 2010, the Company issued approximately 1.0 million common shares under its DRIP, with a total value of $8.8 million.

Cash and cash equivalents on January 31, 2010 totaled $47.8 million, compared to $31.0 million on January 31, 2009, an increase of $16.8 million. Net cash used for investing activities increased by $61.9 million, primarily due to more cash used for acquisitions and an increase in restricted cash compared to the nine months ended January 31, 2009; and net cash provided by financing activities increased by $99.6 million primarily due to proceeds from the sale of common shares and proceeds from mortgages payable and partially offset by principal payments on mortgages compared to the nine months ended January 31, 2009.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $21.8 million as of January 31, 2010, compared to April 30, 2009, due to new debt placed on new and existing properties. As of January 31, 2010, approximately 99.5% of the Company’s $1.1 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of January 31, 2010, the weighted average rate of interest on the Company’s mortgage debt was 6.21%, compared to 6.30% on April 30, 2009.

Property Owned. Property owned increased to $1.8 billion at January 31, 2010 from $1.7 billion at April 30, 2009. The Company acquired eight additional investment properties during the nine months ended January 31, 2010, as described above in the “Property Acquisitions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents; Restricted Cash. Cash and cash equivalents on hand on January 31, 2010 were $47.8 million, compared to $33.2 million on April 30, 2009. The restricted cash balance was $36.5 million on January 31, 2010. The Company had no restricted cash on April 30, 2009.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was approximately $420,000 on January 31, 2010 and on April 30, 2009. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership increased to 20.9 million Units at January 31, 2010 compared to 20.8 million Units outstanding April 30, 2009. The increase resulted primarily from the issuance of additional limited partnership Units to acquire interests in real estate, net of Units converted to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2010 totaled 74.0 million, compared to 60.3 million outstanding on April 30, 2009.  During the second quarter of fiscal year 2010, IRET completed a public offering of 9,200,000 common shares of beneficial interest at $8.25 per share (before underwriting discounts and commissions). Proceeds of the offering included in equity totaled $72,105,000 after deducting underwriting discounts and commissions but before deducting offering expenses.  During the first quarter of fiscal year 2010, IRET completed a public offering of 3,000,000 common shares of beneficial interest at $8.70 per share (before underwriting discounts and commissions). Proceeds of the offering included in IRET shareholder’s equity totaled $24,795,000 after deducting underwriting discounts and commissions but before deducting offering expenses. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 1.0 million common shares issued during the nine months ended January 31, 2010, for total value of $8.8 million. Conversions of approximately 277,000 UPREIT Units to common shares, for a total of approximately $1.7 million in IRET shareholders’ equity also increased the Company’s common shares of beneficial interest outstanding during the nine months ended January 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 99.5% and 99.1% of our debt, as of January 31, 2010 and April 30, 2009, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the third quarter of fiscal year 2010 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2010, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Long Term Debt	Remaining Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total	Fair Value
Fixed Rate	$42,588	$104,861	$114,905	$50,302	$58,891	$714,717	$1,086,264	$1,236,842
Variable Rate	70	3,689	295	195	684	748	5,681	5,681
							$1,091,945	$1,242,523

	Future Interest Payments (in thousands)
Long Term Debt	Remaining Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Fixed Rate	$16,005	$62,286	$53,320	$48,031	$44,769	$146,356	$370,767
Variable Rate	65	201	98	86	60	256	766
							$371,533

The weighted average interest rate on our debt as of January 31, 2010, was 6.21%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $5.7 million of variable rate indebtedness would increase our annual interest expense by $57,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Important factors that could cause our actual results to be materially different from expectations expressed in forward-looking statements include the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009, and the following:

Because of the ownership structure of our Wyoming assisted living portfolio, we face potential adverse effects from changes to the applicable tax laws.

Under the Internal Revenue Code, REITs are not allowed to operate assisted living facilities directly or indirectly. Accordingly, we lease our five Wyoming assisted living facilities to our taxable REIT subsidiary (“TRS”). While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the assisted living facilities at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to a TRS are modified, we may be forced to modify the structure for owning these assisted living facilities, and such changes may adversely affect the cash flows from the facilities. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our Wyoming assisted living facilities.

Capital markets and economic conditions can materially affect our financial condition and results of operations and the value of our equity securities.

Many factors affect our financial condition, results of operations and the value of our equity securities, including the state of the capital markets and the economy, which have recently negatively affected substantially all businesses, including ours. Demand for office, industrial, multi-family residential and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities have significantly diminished and capitalization rates have risen. As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally, regulatory pressures, and the burden of troubled and uncollectible loans has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities.

The rapid growth in number of employees and financial and managerial resources required to implement our internal property management initiative could have a material adverse effect on our financial condition and results of operations.

We are currently engaged in transferring the management of the majority of our commercial and multi-family residential properties from third-party property management companies to our own employees. To accomplish this transfer, we will need to hire and retain skilled employees at all levels of our property management operations. Even if we are successful in finding and hiring the appropriate personnel, there will be a significant strain placed on our managerial, operational, training, reporting and financial resources. The inability to hire needed employees on a timely basis, and/or the inability to retain those that we do hire, and the inability to put in place the necessary legal, accounting, human resource management, employee training and other relationships, resources and tools to manage this rapid growth efficiently, could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal year 2010, the Company issued an aggregate of 61,732 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
12	Calculation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Distributions
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

/s/ Timothy P. Mihalick
Timothy P. Mihalick
President and Chief Executive Officer

/s/ Diane K. Bryantt
Diane K. Bryantt
Senior Vice President and Chief Financial Officer

Date: March 12, 2010

Exhibit Index

Exhibit No.	Description
12	Calculation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Distributions.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.