Form 10-K
period 2010-04-30
INVESTORS REAL ESTATE TRUST
filed 2010-07-14
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

2010 Annual Report

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

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates (i.e., by persons other than officers and trustees of the Registrant as reflected in the table in Item 12 of this Form 10-K, incorporated by reference from the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders) was $599,852,363 based on the last reported sale price on the NASDAQ Global Select Market on October 30, 2009.

The number of common shares of beneficial interest outstanding as of June 30, 2010, was 76,250,752.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on September 21, 2010 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2009 Annual Report

INVESTORS REAL ESTATE TRUST

Index
2010 Annual Report 3

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

•	the economic health of our commercial tenants;

•	market rental conditions, including occupancy levels and rental rates, for multi-family residential and commercial properties;

•	our ability to identify and secure additional multi-family residential and commercial properties that meet our criteria for investment;

•	our ability to manage rapid growth in the number of our employees and internally–managed properties;

•	the level and volatility of prevailing market interest rates and the pricing of our common shares of beneficial interest;

•	financing risks, such as our inability to obtain debt or equity financing on favorable terms, or at all;

•	compliance with applicable laws, including those concerning the environment and access by persons with disabilities; and

•	the availability and cost of casualty insurance for losses.

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

Index
2010 Annual Report 4

PART I

Item 1. Business

Overview

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised equity Real Estate Investment Trust (“REIT”) organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations through our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the twelve months ended April 30, 2010, our real estate investments in these two states accounted for 67.4% of our total gross revenue. Our principal executive office is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota, and additional property management offices in seven locations in Minnesota, North Dakota, Nebraska, Kansas and Missouri.

We seek to diversify our investments among multi-family residential, commercial office, commercial medical, commercial industrial and commercial retail properties. As of April 30, 2010, our real estate portfolio consisted of:

•	78 multi-family residential properties, containing 9,691 apartment units and having a total real estate investment amount net of accumulated depreciation of $426.9 million;

•	67 commercial office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $494.3 million;

•
54 commercial medical properties (including senior housing) containing approximately 2.6 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $376.6 million;

•
19 commercial industrial properties containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $97.8 million; and

•	33 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $96.3 million.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2010, no single tenant accounted for more than 10% of our total rental revenues.

Structure

We were organized as a REIT under the laws of North Dakota on July 31, 1970.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted our daily business operations primarily through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2010, IRET, Inc. owned a 78.7% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

Index
2010 Annual Report 5

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

Our investment strategy is to invest in multi-family residential properties, and in commercial office, commercial medical, commercial industrial and commercial retail properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Texas, Wisconsin and Wyoming.

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

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders.  As of April 30, 2010 and 2009, we had no junior mortgages

Index
2010 Annual Report 6

outstanding.  We had one contract for deed outstanding as of April 30, 2010 and 2009, with a balance due to us, net of reserves, of approximately $158,000 and $160,000, respectively.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Policies With Respect to Certain of Our Activities

Our current policies as they pertain to certain of our activities are described as follows:

Cash distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our general policy has been to make cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. Cash distributions to our common shareholders and unitholders in fiscal year 2010 totaled approximately 99.2% on a per share and unit basis  of our funds from operations.  Absent continued growth in revenue, and in the event that we continue to experience deterioration in our operating results, we may be unable to maintain our distribution at current levels. We have maintained or increased our cash distributions every year since our inception 40 years ago.

Issuing senior securities. On April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with generally accepted accounting principles (“GAAP”), “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2010, our ratio of total real estate mortgages to total real estate assets was 70.5% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 122.9%.

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

	(in thousands)
	2010	2009	2008
Limited partnership units issued	390	362	2,309
Value at issuance	$3,897	$3,730	$22,931

Acquiring or repurchasing shares. As a REIT, it is our intention to invest only in real estate assets. Our Articles of Amendment and Third Restated Declaration of Trust does not prohibit the acquisition or repurchase of our common

Index
2010 Annual Report 7

or preferred shares or other securities so long as such activity does not prohibit us from operating as a REIT under the Code. Any policy regarding the acquisition or repurchase of shares or other securities is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

During fiscal year 2010, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders.

To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Our mortgage loans receivables (including contracts for deed), net of reserves, totaled approximately $158,000 as of April 30, 2010, and $160,000 as of April 30, 2009.

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

Information about Segments

We currently operate in five reportable real estate segments: multi-family residential, commercial office, commercial medical (including senior housing), commercial industrial and commercial retail. For further information on these segments and other related information, see Note 11 of our consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Our Executive Officers

Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2010.

Name	Age	Title
Timothy P. Mihalick	51	President and Chief Executive Officer
Thomas A. Wentz, Jr.	44	Senior Vice President and Chief Operating Officer
Diane K. Bryantt	46	Senior Vice President and Chief Financial Officer
Michael A. Bosh	39	Senior Vice President and General Counsel
Charles A. Greenberg	51	Senior Vice President, Commercial Asset Management
Thomas A. Wentz, Sr.	74	Senior Vice President and Chief Investment Officer

Timothy P. Mihalick joined us as a financial officer in May 1981, after graduating from Minot State University. He has served in various capacities with us over the years and was named Vice President in 1992. Mr. Mihalick served as the Chief Operating Officer from 1997 to 2009, as a Senior Vice President from 2002 to 2009, and as a member of our Board of Trustees since 1999. In September 2009, Mr. Mihalick was named President and Chief Executive Officer.

Thomas A. Wentz, Jr. is a graduate of Harvard College and the University of North Dakota School of Law, and joined us as General Counsel and Vice President in January 2000. He served as Senior Vice President of Asset Management and Finance from 2002 to 2009 and as a member of our Board of Trustees since 1996. In September 2009, Mr. Wentz was named Chief Operating Officer. Prior to 2000, Mr. Wentz was a shareholder in the law firm of Pringle & Herigstad, P.C. from 1992 to 1999. Mr. Wentz is a member of the American Bar Association and the North Dakota Bar Association, and he is a Director of SRT Communications, Inc. Mr. Wentz is the son of Thomas A. Wentz, Sr.

Diane K. Bryantt is a graduate of Minot State University, joined us in June 1996, and served as our Controller and Corporate Secretary before being appointed to the positions of Senior Vice President and Chief Financial Officer in 2002. Prior to joining us, Ms. Bryantt was employed by First American Bank, Minot, North Dakota.

Index
2010 Annual Report 8

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

Charles A. Greenberg joined IRET in August 2005 as Director of Commercial Asset Management, and was named Senior Vice President, Commercial Asset Management in November 2008. He is a graduate of the University of Wisconsin-Madison and has over 26 years of experience in both asset and property management of institutional-grade real estate investments for some of the largest and best known owners in the country. From 1989 to 2005, Mr. Greenberg was General Manager at Northco Corporation, a Minneapolis-based real estate investment firm.

Thomas A. Wentz, Sr. is a graduate of Harvard College and Harvard Law School, and has been associated with us since our formation on July 31, 1970. Mr. Wentz was a member of our Board of Trustees from 1970 to 1998, Secretary from 1970 to 1987, Vice President from 1987 to July 2000, and President and Chief Executive Officer from July 2000 to September 2009. He currently serves on a part-time basis as Senior Vice President and Chief Investment Officer. Previously, from 1985 to 1991, Mr. Wentz was a Vice President of our former advisor, Odell-Wentz & Associates, L.L.C., and, until August 1, 1998, was a partner in the law firm of Pringle & Herigstad, P.C.

Employees

As of April 30, 2010, we had 218 employees, of which 191 were full-time and 27 part-time employees. Of these 218 employees, 49 are corporate staff in our Minot, North Dakota and Eden Prairie, Minnesota offices, and 169 are property management employees based at our properties or in local property management offices.

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

Index
2010 Annual Report 9

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

Index
2010 Annual Report 10

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

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.  Market and economic conditions have been challenging for several years, with tighter credit conditions developing at the end of 2008 and continuing in 2009 and 2010.  Continued concerns about the availability and cost of credit, the U.S. mortgage market, inflation and deflation, unemployment levels, geopolitical issues, volatile equity and declining real estate markets have contributed to increased market instability and diminished expectations for the U.S. economy. The commercial real estate sector in particular has been negatively affected by these recent market and economic conditions. These conditions may result in our tenants delaying lease commencements, requesting rent reductions, declining to extend or renew leases upon expiration and/or renewing at lower rates. These conditions also have forced some weaker tenants, in some cases, to declare bankruptcy and/or vacate leased premises. We may be unable to re-lease vacated space at attractive rents or at all.  We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist.  The continuation and/or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay distributions and repay debt.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.  We depend on the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) for financing for the majority of our multi-family residential properties.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States.  Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and credit market disruptions, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these GSEs and the financial markets generally.  In September 2008 Fannie Mae and Freddie Mac were placed in federal conservatorship.  The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market.   It is possible that each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the multi-family residential mortgage market.  The effect of the actions taken by the U.S. Government remains uncertain, and the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the credit available for financing multi-family residential properties.  The loss or reduction of this important source of credit would be likely to result in higher loan costs for

Index
2010 Annual Report 11

us, and could result in inability to borrow or refinance maturing debt, all of which could materially adversely affect our business, operations and financial condition.

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

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2010, we received approximately 67.4% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.  We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2010, approximately 1.5 million square feet, or 12.6% of our total commercial property square footage, was vacant. Approximately 952 of our 9,691 apartment units, or 9.8%, were vacant. As of April 30, 2010, leases covering approximately 16.1% of our total commercial segments net rentable square footage will expire in fiscal year 2011, 12.6% in fiscal year 2012, 7.3% in fiscal year 2013, 8.0% in fiscal year 2014, and 5.4% in fiscal year 2015.

Index
2010 Annual Report 12

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

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels. Many factors affect the value of our equity securities and our ability to make or maintain at current levels distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which have recently negatively affected substantially all businesses, including ours. Demand for office, industrial, multi-family residential and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities have significantly diminished and capitalization rates have risen. As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally, regulatory pressures, and the burden of troubled and uncollectible loans has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities.  Declining rental revenues from our properties due to persistent negative economic conditions may have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.  In fiscal year 2010, distributions to our common shareholders and unitholders of the Operating Partnership in cash and common shares pursuant to our Distribution Reinvestment and Share Purchase Plan (DRIP) totaled approximately 99.9% of our net cash provided by operating activities.  In the event we continue to experience deterioration in our operating results, and absent growth in revenue, we may be unable to maintain distributions to the holders of our common shares of beneficial interest at current levels.  Our Board of Trustees may change the amount of cash distributions to the holders of our shares of beneficial interest without notice to, or approval of, our shareholders.

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

Index
2010 Annual Report 13

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

An inability to make accretive property acquisitions may adversely affect our ability to increase our net income. From our fiscal year ended April 30, 2007, to our fiscal year ended April 30, 2010, net income attributable to Investors Real Estate Trust decreased from $14.1 million to $4.0 million.  The acquisition of additional real estate properties is critical to our ability to increase our net income.  If we are unable to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment or unavailability of capital, our ability to increase our net income may be materially and adversely affected.

High leverage on our overall portfolio may result in losses. As of April 30, 2010, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 122.9%. As of April 30, 2009 and 2008, our percentage of total indebtedness to total Net Assets was approximately 141.8% and 143.8%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $1.5 billion. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our board of trustees and disclosed to the holders of our securities in the next quarterly report, along with justification for any excess.

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

Index
2010 Annual Report 14

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

As of April 30, 2010, approximately 10.1% of our mortgage debt is due for repayment in fiscal year 2011.  As of April 30, 2010, we had approximately $107.3 million of principal payments and approximately $63.9 million of interest payments due in fiscal year 2011 on fixed and variable-rate mortgages secured by our real estate.

The cost of our indebtedness may increase. Portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis.  Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.  In addition, we have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2010, $29.0 million, or approximately 2.7%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements.  If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.

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

Index
2010 Annual Report 15

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

We have significant investments in commercial medical properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty medical properties (including senior housing) and may acquire more in the future. As of April 30, 2010, our real estate portfolio consisted of 54 commercial medical properties, with a total real estate investment amount, net of accumulated depreciation, of $376.6 million, or approximately 25.2% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio.  The healthcare industry is currently experiencing changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our commercial medical property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants.  These factors may adversely affect the economic performance of some or all of our commercial medical services tenants and, in turn, our lease revenues.  The American Reinvestment and Recovery Act of 2009, which was signed into law on February 17, 2009, provides $87 billion in additional federal Medicaid funding for states’ Medicaid expenditures between October 1, 2008 and December 31, 2010. Under this Act, states meeting certain eligibility requirements will temporarily receive additional money in the form of an increase in the federal medical assistance percentage (FMAP). Thus, for a limited period of time, the share of Medicaid costs that are paid for by the federal government will go up, and each state’s share will go down. We cannot predict whether states are, or will remain, eligible to receive the additional federal Medicaid funding, or whether the states will have sufficient funds for their Medicaid programs. We also cannot predict the impact that this broad-based, far-reaching legislation will have on the U.S. economy or our business. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

New federal health care reform laws may adversely affect the operators and tenants of our commercial medical (including senior housing) properties.  In March 2010, the President signed into law The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (the “Reconciliation Act”), which amends the PPACA (collectively, the “Health Reform Acts”).  The Health Reform Acts contain various provisions that may affect us directly as an employer, and that may affect the operators and tenants of commercial medical (including senior housing) properties.  While some of the provisions of these laws may have a positive impact on operators’ or tenants’ revenues, by increasing coverage of uninsured individuals, other provisions may have a negative effect on operator or tenant reimbursements, for example by changing the “market basket” adjustments for certain types of health care facilities.  The Health Reform Acts also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants in the event of one or more violations of complex federal health care laws.  Additionally, provisions in the Health Reform Acts may affect the health coverage that we and our operators and tenants provide to our respective employees.  We currently cannot predict the impact that this far-reaching, landmark legislation will have on our business and the businesses and operations of our tenants.  Any loss of revenues and/or additional expenditures incurred by us or by operators and tenants of our properties as a result of the Health Reform Acts could adversely affect our cash flow and results of

Index
2010 Annual Report 16

operations and have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.

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

Index
2010 Annual Report 17

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

Index
2010 Annual Report 18

could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.

If we failed to qualify as a REIT, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, which would likely have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, we could be subject to increased state and local taxes, and, unless entitled to relief under applicable statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification. This treatment would reduce funds available for investment or distributions to the holders of our securities because of the additional tax liability to us for the year or years involved. In addition, we would no longer be able to deduct, and would not be required to make, distributions to holders of our securities. To the extent that distributions to the holders of our securities had been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax.

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

Index
2010 Annual Report 19

Complying with REIT requirements may force us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.  To qualify and maintain our status as a REIT, we must satisfy certain requirements with respect to the character of our assets.  If we fail to comply with these requirements at the end of any quarter, we must correct such failure within 30 days after the end of the quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status.  If we fail to comply with these requirements at the end of any quarter, and the failure exceeds a minimum threshold, we may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the IRS describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of the highest applicable tax rate multiplied by the net income generated on those assets.  As a result, compliance with the REIT requirements may require us to liquidate or forego otherwise attractive investments.  These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.  Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes.  Any of these taxes would decrease cash available for distribution to our shareholders.  In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary (“TRS”). We currently have one TRS, to which we lease our five Wyoming assisted living facilities.

Because of the ownership structure of our Wyoming assisted living portfolio, we face potential adverse effects from changes to the applicable tax laws. Under the Internal Revenue Code, REITs are not allowed to operate assisted living facilities directly or indirectly. Accordingly, we lease our five Wyoming assisted living facilities to our TRS. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the assisted living facilities at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to a TRS are modified, we may be forced to modify the structure for owning these assisted living facilities, and such changes may adversely affect the cash flows from the facilities. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our Wyoming assisted living facilities.

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

Index
2010 Annual Report 20

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

Index
2010 Annual Report 21

Higher market interest rates may adversely affect the market price of our securities, and low trading volume on the NASDAQ Global Select Market may prevent the timely resale of our securities. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the NASDAQ Global Select Market, the daily trading volume of our shares may be lower than the trading volume for other companies.  The average daily trading volume for the period of May 1, 2009, through April 30, 2010, was 343,610 shares and the average monthly trading volume for the period of May 1, 2009 through April 30, 2010 was 7,215,777 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

IRET is organized as a REIT under Section 856-858 of the Code, and is in the business of owning, leasing, developing and acquiring real estate properties. These real estate investments are managed by our own employees and by third-party professional real estate management companies on our behalf.

Certain financial information from fiscal 2008 was adjusted to reflect the effects of discontinued operations. See the Property Dispositions section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the discussion in Note 12 to our Consolidated Financial Statements.

Total Real Estate Rental Revenue

As of April 30, 2010, our real estate portfolio consisted of 78 multi-family residential properties and 173 commercial properties, consisting of commercial office, commercial medical, commercial industrial and commercial retail properties, comprising 28.6%, 33.1%, 25.2%, 6.6%, and 6.5%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2010. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

Fiscal Year Ended April 30, (in thousands)	Multi- Family Residential Gross Revenue	%	Commercial Office Gross Revenue	%	Commercial Medical Gross Revenue	%	Commercial Industrial Gross Revenue	%	Commercial Retail Gross Revenue	%	All Segments Gross Revenue
2010	$76,430	31.5%	$82,079	33.8%	$57,459	23.7%	$13,304	5.5%	$13,503	5.5%	$242,775
2009	$76,716	31.9%	$83,446	34.8%	$52,564	21.9%	$12,711	5.3%	$14,568	6.1%	$240,005
2008	$72,827	32.9%	$84,042	38.0%	$38,412	17.4%	$11,691	5.3%	$14,198	6.4%	$221,170

Average Effective Annual Rent

The table below sets out the average effective annual rent per square foot or unit for each  of the last five fiscal years in each of our five segments:

	Average Effective Annual Rent per square foot or unit
As of April 30	Multi-family Residential(1)	Commercial Office(2)	Commercial Medical(2)	Commercial Industrial(2)	Commercial Retail(2)
2010	$699	$13	$18	$4	$9
2009	$691	$13	$18	$4	$8
2008	$675	$13	$18	$3	$9
2007	$650	$14	$16	$4	$9
2006	$634	$11	$16	$4	$8

(1)	Monthly rent per unit, calculated as annualized rental revenue divided by the occupied units as of April 30.

Index
2010 Annual Report 22

(2)	Monthly rental rate per square foot calculated as annualized contractual base rental income, net of free rent, for the year divided by the leased square feet as of April 30.

Physical Occupancy Rates

Physical occupancy levels on a stabilized property and all-property basis are shown below for each property type in each of the three most recent fiscal years ended April 30. Stabilized properties are those properties owned for the entirety of both periods being compared.  In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases. Leases on commercial properties generally vary from month-to-month to 20 years.

Segments	Stabilized Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2010	2009	2008	2010	2009	2008
Multi - Family Residential	90.2%	93.2%	93.1%	90.2%	92.9%	92.1%
Commercial Office	84.2%	87.4%	89.3%	83.4%	87.4%	89.4%
Commercial Medical	94.5%	95.6%	96.2%	95.1%	95.0%	97.0%
Commercial Industrial	90.4%	96.9%	95.2%	90.8%	97.0%	96.6%
Commercial Retail	80.5%	85.1%	86.7%	80.5%	85.1%	86.7%

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

Management and Leasing of Our Real Estate Assets

We conduct our corporate operations from offices in Minot, North Dakota and Minneapolis, Minnesota.  We also have property management offices in an additional seven locations in Minnesota, North Dakota, Nebraska, Kansas and Missouri. The day-to-day management of our commercial properties is carried out by our own employees and by third-party property management companies. In markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when for other reasons particular properties are in our judgment not attractive candidates for self-management, we utilize third-party professional management companies for day-to-day management.  However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and implemented by the third-party management companies.  The management and leasing of our multi-family residential properties previously was generally handled by locally-based, third-party management companies, but during fiscal year 2010 we began implementing our previously-announced plan to transfer the management of the majority of our multi-family residential properties to our own employees. As of April 30, 2010, we have under internal management 120 commercial properties and 31 multi-family residential properties.  Our remaining 53 commercial and 47 multi-family residential properties are managed by third parties.  We plan to continue evaluating our portfolio to identify other commercial properties and multi-family properties that may be candidates for management by our own employees.

Index
2010 Annual Report 23

As of April 30, 2010, we had property management contracts and/or leasing agreements with the following companies:

Residential Management	Commercial Management and Leasing

• Builder’s Management & Investment Co., Inc.	• A & L Management Services, LLC
• ConAm Management Corporation	• AJB, Inc. dba Points West Realty Management
• Investors Management & Marketing, Inc.	• Balke Brown Associates, Inc.
• Illies Nohava Heinen Property Management, Inc.	• Bayport Properties US, Inc.
• Kahler Property Management	• BTO Development Corporation
• Oxford Property Management, LLC	• CB Richard Ellis, Inc.
• Paramark Corp.	• Cushman & Wakefield of Minnesota, Inc.
• Dakota Commercial and Development Co.
• Davis Real Estate Services Group
• Day Property Management, LLC
• DESCO Commercial, LLC., dba NAI Desco
• Duemelands Commercial LLLP
• Edgewood Management Group LLC
• Equity Transwestern, LLC
• Ferguson Property Management Services, L.C.
• Frauenshuh Companies
• GREC, LLC, dba Coldwell Banker Commercial Griffin Companies
• Illies Nohava Heinen Property Management, Inc.
• Inland Companies, Inc.
• NorthMarq Real Estate Brokerage LLC
• Pacific Realty Commercial LLC dba Grubb & Ellis/Pacific Realty
• Paracom LLC dba Grubb Ellis/Paramount Commerce
• Paramount Real Estate Corporation
• Red Brokerage LLC
• Thornton Oliver Keller, Commercial, LLC
• Turley Martin Tucker Company, Inc. dba Colliers Turley Martin Tucker Company
• Vector Property Services, LLC
• Welsh Companies, LLC

Generally, our management contracts provide for compensation ranging from 1.5% to 6.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less or upon the property manager’s failure to meet certain specified financial performance goals.

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

Summary of Real Estate Investment Portfolio

As of April 30, (in thousands)	2010	%	2009	%	2008	%
Real estate investments
Property owned	$1,800,519		$1,729,585		$1,648,259
Less accumulated depreciation	(308,626)		(262,871)		(219,379)
	$1,491,893	99.4%	$1,466,714	99.6%	$1,428,880	98.1%
Development in progress	2,831	0.2%	0	0.0%	22,856	1.6%
Unimproved land	6,007	0.4%	5,701	0.4%	3,901	0.3%
Mortgage loans receivable	158	0.0%	160	0.0%	541	0.0%
Total real estate investments	$1,500,889	100.0%	$1,472,575	100.0%	$1,456,178	100.0%

Index
2010 Annual Report 24

Summary of Individual Properties Owned as of April 30, 2010

The following table presents information regarding our 251 properties owned as of April 30, 2010. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis.

* = Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.
Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Fiscal 2010 Physical Occupancy

MULTI-FAMILY RESIDENTIAL
17 South Main - Minot, ND	4	$222	100.0%
Apartments on Main - Minot, ND	10	1,297	100.0%
Arbors Apartments - S Sioux City, NE	192	7,662	81.3%
Boulder Court - Eagan, MN	115	8,445	90.4%
Brookfield Village Apartments - Topeka, KS	160	8,081	96.3%
Candlelight Apartments - Fargo, ND	66	1,883	97.0%
Canyon Lake Apartments - Rapid City, SD	109	4,746	95.4%
Castle Rock - Billings, MT	165	6,942	86.1%
Chateau Apartments - Minot, ND	64	3,489	100.0%
Cimarron Hills - Omaha, NE	234	13,572	82.1%
Colonial Villa - Burnsville, MN	240	16,239	72.5%
Colton Heights Properties - Minot, ND	18	1,061	100.0%
Cottonwood Community - Bismarck, ND	268	20,768	94.4%
Country Meadows Community - Billings, MT	134	9,185	87.3%
Crestview Apartments - Bismarck, ND	152	5,405	99.3%
Crown Apartments - Rochester, MN	48	3,550	93.8%
Crown Colony Apartments - Topeka, KS	220	12,143	93.2%
Dakota Hill at Valley Ranch - Irving, TX	504	39,885	93.5%
East Park Apartments - Sioux Falls, SD	84	3,083	88.1%
Evergreen Apartments - Isanti, MN	36	3,156	66.7%
Forest Park Estates - Grand Forks, ND	270	11,288	79.3%
Greenfield Apartments - Omaha, NE	96	5,005	92.7%
Heritage Manor - Rochester, MN	182	8,948	93.4%
Indian Hills Apartments - Sioux City, IA	120	5,787	95.0%
IRET Corporate Plaza Apartments - Minot, ND	71	15,589	98.6%
Kirkwood Manor - Bismarck, ND	108	4,481	99.1%
Lancaster Place - St. Cloud, MN	84	3,956	79.8%
Landmark Estates - Grand Forks, ND	90	2,495	96.7%
Legacy Community - Grand Forks, ND	358	28,003	95.3%
Magic City Apartments - Minot, ND	200	5,868	97.5%
Meadows Community - Jamestown, ND	81	6,106	95.1%
Minot 11th Street 3-Plex - Minot, ND	3	69	100.0%
Minot 4th Street 4-Plex, Minot ND	4	90	100.0%
Minot Fairmont Apartments - Minot, ND	12	366	100.0%
Minot Westridge Apartments - Minot, ND	33	1,977	100.0%
Miramont Apartments - Fort Collins, CO	210	15,536	96.2%
Monticello Apartments - Monticello, MN	60	4,569	88.3%
Neighborhood Apartments - Colorado Springs, CO	192	13,926	93.8%
North Pointe - Bismarck, ND	49	2,606	98.0%
Northern Valley - Rochester, MN	16	720	100.0%
Oakmont Apartments - Sioux Falls, SD	80	5,481	85.0%
Oakwood - Sioux Falls, SD	160	6,739	86.3%
Olympic Village - Billings, MT	274	13,301	93.8%

Index
2010 Annual Report 25

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Fiscal 2010 Physical Occupancy

MULTI-FAMILY RESIDENTIAL - continued
Olympik Village Apartments - Rochester, MN	140	$7,925	82.1%
Oxbow - Sioux Falls, SD	120	5,753	84.2%
Park Meadows Community - Waite Park, MN	360	14,709	84.7%
Pebble Springs - Bismarck, ND	16	849	93.8%
Pinecone Apartments - Fort Collins, CO	195	14,424	92.8%
Pinehurst Apartments - Billings, MT	21	868	100.0%
Pointe West - Rapid City, SD	90	4,932	96.7%
Prairie Winds Apartments - Sioux Falls, SD	48	2,313	77.1%
Prairiewood Meadows - Fargo, ND	85	3,702	92.9%
Quarry Ridge Apartments - Rochester, MN	154	14,900	85.1%
Ridge Oaks - Sioux City, IA	132	5,855	97.0%
Rimrock Apartments - Billings, MT	78	4,979	91.0%
Rocky Meadows - Billings, MT	98	7,154	90.8%
Rum River Apartments - Isanti, MN	72	5,688	70.8%
SCSH Campus Center Apartments - St. Cloud, MN	90	2,744	100.0%
SCSH Campus Heights Apartments - St. Cloud, MN	49	757	73.5%
SCSH Campus Knoll Apartments - St. Cloud, MN	71	1,821	95.8%
SCSH Campus Plaza Apartments - St. Cloud, MN	24	383	75.0%
SCSH Campus Side Apartments - St. Cloud, MN	48	767	93.8%
SCSH Campus View Apartments - St. Cloud, MN	48	765	95.8%
SCSH Cornerstone Apartments - St. Cloud, MN	24	389	75.0%
SCSH University Park Place Apartments - St. Cloud, MN	35	546	82.9%
Sherwood Apartments - Topeka, KS	300	18,024	96.0%
South Pointe - Minot, ND	195	11,910	99.0%
Southbrook & Mariposa - Topeka, KS	54	5,800	96.3%
Southview Apartments - Minot, ND	24	926	95.8%
Southwind Apartments - Grand Forks, ND	164	7,420	84.1%
Sunset Trail - Rochester, MN	146	15,050	82.9%
Sycamore Village Apartments - Sioux Falls, SD	48	1,818	58.3%
Terrace On The Green - Moorhead, MN	116	3,398	93.1%
Thomasbrook Apartments - Lincoln, NE	264	13,432	88.6%
Valley Park Manor - Grand Forks, ND	168	6,344	93.5%
Village Green - Rochester, MN	36	2,949	97.2%
West Stonehill - Waite Park, MN	313	15,009	86.9%
Westwood Park - Bismarck, ND	64	3,489	82.8%
Winchester - Rochester, MN	115	7,514	92.2%
Woodridge Apartments - Rochester, MN	110	7,841	90.0%
TOTAL MULTI-FAMILY RESIDENTIAL	9,691	$556,867	90.2%

Index
2010 Annual Report 26

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2010 Physical Occupancy

COMMERCIAL OFFICE
1st Avenue Building - Minot, ND	15,446	$698	28.7%
2030 Cliff Road - Eagan, MN	13,374	1,071	100.0%
610 Business Center IV - Brooklyn Park II, MN	78,190	9,403	100.0%
7800 West Brown Deer Road - Milwaukee, WI	175,610	12,232	97.8%
American Corporate Center - Mendota Heights, MN	138,959	20,871	94.2%
Ameritrade - Omaha, NE	73,742	8,349	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,527	88.1%
Bismarck 715 East Broadway - Bismarck, ND	22,934	2,011	0.0%
Bloomington Business Plaza - Bloomington, MN	121,064	8,103	53.0%
Brenwood - Minnetonka, MN	176,789	16,827	77.9%
Brook Valley I - La Vista, NE	30,000	2,099	83.4%
Burnsville Bluffs II - Burnsville, MN	45,158	3,352	88.8%
Cold Spring Center - St. Cloud, MN	77,634	9,147	94.0%
Corporate Center West - Omaha, NE	141,724	21,692	100.0%
Crosstown Centre - Eden Prairie, MN	185,000	17,978	100.0%
Dewey Hill Business Center - Edina, MN	73,338	5,412	35.7%
Farnam Executive Center - Omaha, NE	94,832	13,592	100.0%
Flagship - Eden Prairie, MN	138,825	24,247	95.6%
Gateway Corporate Center - Woodbury, MN	59,827	9,489	100.0%
Golden Hills Office Center - Golden Valley, MN	190,758	24,240	96.5%
Great Plains - Fargo, ND	122,040	15,376	100.0%
Highlands Ranch - Highlands Ranch, CO	81,173	11,916	54.7%
Highlands Ranch I - Highlands Ranch, CO	71,430	10,638	100.0%
Interlachen Corporate Center - Edina, MN	105,084	16,994	20.3%
Intertech Building - Fenton, MO	64,607	6,101	86.5%
IRET Corporate Plaza - Minot, ND	49,876	8,966	43.2%
Mendota Office Center I - Mendota Heights, MN	59,852	7,343	94.4%
Mendota Office Center II - Mendota Heights, MN	88,398	12,581	85.1%
Mendota Office Center III - Mendota Heights, MN	60,776	6,957	84.4%
Mendota Office Center IV - Mendota Heights, MN	72,231	9,283	100.0%
Minnesota National Bank - Duluth, MN	17,108	1,745	42.4%
Minot 2505 16th Street SW - Minot, ND	15,000	2,096	100.0%
Miracle Hills One - Omaha, NE	83,448	13,041	95.0%
Nicollett VII - Burnsville, MN	118,125	7,500	91.3%
Northgate I - Maple Grove, MN	79,297	8,242	100.0%
Northgate II - Maple Grove, MN	26,000	2,445	100.0%
Northpark Corporate Center - Arden Hills, MN	146,087	17,609	32.6%
Pacific Hills - Omaha, NE	143,075	17,354	94.6%
Pillsbury Business Center - Bloomington, MN	42,220	1,942	38.3%
Plaza VII - Boise, ID	28,994	3,772	54.2%
Plymouth 5095 Nathan Lane - Plymouth, MN	20,528	1,897	100.0%
Plymouth I - Plymouth, MN	26,186	1,690	100.0%
Plymouth II - Plymouth, MN	26,186	1,672	100.0%
Plymouth III - Plymouth, MN	26,186	2,352	100.0%
Plymouth IV & V - Plymouth, MN	126,930	15,346	92.1%
Prairie Oak Business Center - Eden Prairie, MN	36,421	6,056	88.6%
Rapid City 900 Concourse Drive - Rapid City, SD	75,815	7,161	100.0%
Riverport - Maryland Heights, MO	122,567	20,885	100.0%
Southeast Tech Center - Eagan, MN	58,300	6,354	30.4%
Spring Valley IV - Omaha, NE	15,700	1,154	100.0%
Spring Valley V - Omaha, NE	24,171	1,558	100.0%

Index
2010 Annual Report 27

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2010 Physical Occupancy

COMMERCIAL OFFICE - continued
Spring Valley X - Omaha, NE	24,000	$1,236	80.0%
Spring Valley XI - Omaha, NE	24,000	1,273	100.0%
Superior Office Building - Duluth, MN	20,000	2,538	100.0%
TCA Building - Eagan, MN	103,640	9,928	80.4%
Three Paramount Plaza - Bloomington, MN	75,526	9,186	63.6%
Thresher Square - Minneapolis, MN	117,144	12,658	32.8%
Timberlands - Leawood, KS	90,388	15,052	76.6%
UHC Office - International Falls, MN	30,000	2,565	100.0%
US Bank Financial Center - Bloomington, MN	153,947	17,032	90.7%
Viromed - Eden Prairie, MN	48,700	4,864	100.0%
Wells Fargo Center - St Cloud, MN	86,192	10,178	96.0%
West River Business Park - Waite Park, MN	24,075	1,476	87.5%
Westgate - Boise, ID	103,342	13,298	100.0%
Whitewater Plaza - Minnetonka, MN	61,138	5,826	65.1%
Wirth Corporate Center - Golden Valley, MN	74,568	9,402	95.2%
Woodlands Plaza IV - Maryland Heights, MO	61,820	6,065	90.2%
TOTAL COMMERCIAL OFFICE	5,015,959	$582,943	83.4%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2010 Physical Occupancy

COMMERCIAL MEDICAL
2800 Medical Building - Minneapolis, MN	53,750	$9,357	94.9%
2828 Chicago Avenue - Minneapolis, MN	56,239	17,669	100.0%
Airport Medical - Bloomington, MN*	24,218	4,678	100.0%
Barry Pointe Office Park - Kansas City, MO	18,502	2,846	92.6%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	53,466	8,610	100.0%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	36,199	5,850	100.0%
Casper 1930 E 12th Street (Park Place) - Casper, WY	65,160	6,219	100.0%
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY	35,629	6,219	100.0%
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY	47,509	10,497	100.0%
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY	54,072	8,150	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Eagen 1440 Duckwood Medical - Eagan, MN	17,640	2,587	100.0%
Edgewood Vista - Belgrade, MT	5,192	814	100.0%
Edgewood Vista - Billings, MT	11,800	1,882	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,740	100.0%
Edgewood Vista - Brainerd, MN	82,535	9,620	100.0%
Edgewood Vista - Columbus, NE	5,194	867	100.0%
Edgewood Vista - East Grand Forks, MN	18,488	1,642	100.0%
Edgewood Vista - Fargo, ND	168,801	21,842	100.0%
Edgewood Vista - Fremont, NE	6,042	588	100.0%
Edgewood Vista - Grand Island, NE	5,185	806	100.0%
Edgewood Vista - Hastings, NE	6,042	606	100.0%
Edgewood Vista - Hermantown I, MN	119,349	11,661	100.0%
Edgewood Vista - Hermantown II, MN	160,485	11,269	100.0%
Edgewood Vista - Kalispell, MT	5,895	624	100.0%
Edgewood Vista - Missoula, MT	10,150	999	100.0%
Edgewood Vista - Norfolk, NE	5,135	764	100.0%
Edgewood Vista - Omaha, NE	6,042	676	100.0%

Index
2010 Annual Report 28

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2010 Physical Occupancy

COMMERCIAL MEDICAL - continued
Edgewood Vista - Sioux Falls, SD	11,800	$1,288	100.0%
Edgewood Vista - Spearfish, SD	60,161	6,157	100.0%
Edgewood Vista - Virginia, MN	147,183	12,145	100.0%
Edina 6363 France Medical - Edina, MN*	70,934	12,695	63.7%
Edina 6405 France Medical - Edina, MN*	55,478	12,201	100.0%
Edina 6517 Drew Avenue - Edina, MN	12,140	1,537	100.0%
Edina 6525 France SMC II - Edina, MN	67,409	14,752	100.0%
Edina 6545 France SMC I - Edina MN*	227,626	44,811	90.0%
Fox River Cottages - Grand Chute, WI	26,336	3,807	0.0%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN*	43,404	7,892	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,766	100.0%
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,294	12,795	63.8%
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY	35,629	7,040	100.0%
Mariner Clinic - Superior, WI*	28,928	3,802	100.0%
Minneapolis 701 25th Avenue Medical - Minneapolis, MN*	57,212	7,873	96.5%
Nebraska Orthopedic Hospital - Omaha, NE*	61,758	20,512	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,952	100.0%
Pavilion I - Duluth, MN*	45,081	10,174	100.0%
Pavilion II - Duluth, MN	73,000	19,325	100.0%
Ritchie Medical Plaza - St Paul, MN	52,116	10,322	58.1%
Sartell 2000 23rd Street South - Sartell, MN*	59,760	12,693	95.7%
St Michael Clinic - St Michael, MN	10,796	2,851	100.0%
Stevens Point - Stevens Point, WI	47,950	14,825	100.0%
Wells Clinic - Hibbing, MN	18,810	2,660	100.0%
TOTAL COMMERCIAL MEDICAL	2,592,958	$430,229	95.1%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2010 Physical Occupancy

COMMERCIAL INDUSTRIAL
API Building - Duluth, MN	35,000	$1,723	100.0%
Bloomington 2000 W 94th Street - Bloomington, MN	100,850	6,245	71.5%
Bodycote Industrial Building - Eden Prairie, MN	41,880	2,151	100.0%
Cedar Lake Business Center - St. Louis Park, MN	50,400	3,752	100.0%
Clive 2075 NW 94th Street - Clive, IA	42,510	3,067	100.0%
Dixon Avenue Industrial Park - Des Moines, IA	604,886	13,214	80.9%
Eagan 2785 & 2795 Highway 55 - Eagan, MN	198,600	5,628	100.0%
Lexington Commerce Center - Eagan, MN	90,260	6,484	90.8%
Lighthouse - Duluth, MN	59,292	1,885	84.6%
Metal Improvement Company - New Brighton, MN	49,620	2,507	100.0%
Minnetonka 13600 County Road 62 - Minnetonka, MN	69,984	3,702	100.0%
Roseville 2929 Long Lake Road - Roseville, MN	172,057	10,712	77.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Stone Container - Roseville, MN	229,072	8,250	100.0%
Urbandale 3900 106th Street - Urbandale, IA	528,353	14,138	98.1%

Index
2010 Annual Report 29

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2010 Physical Occupancy

COMMERCIAL INDUSTRIAL - continued
Waconia Industrial Building - Waconia, MN	29,440	$2,040	100.0%
Wilson's Leather - Brooklyn Park, MN	357,111	14,208	82.7%
Winsted Industrial Building - Winsted, MN	41,685	1,049	100.0%
Woodbury 1865 Woodlane - Woodbury, MN	69,600	5,353	100.0%
TOTAL COMMERCIAL INDUSTRIAL	2,965,675	$113,249	90.8%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Fiscal 2010 Physical Occupancy

COMMERCIAL RETAIL
17 South Main - Minot, ND	2,454	$287	100.0%
Anoka Strip Center - Anoka, MN	10,625	744	47.1%
Burnsville 1 Strip Center - Burnsville, MN	8,526	1,186	87.1%
Burnsville 2 Strip Center - Burnsville, MN	8,400	962	87.5%
Champlin South Pond - Champlin, MN	26,020	3,592	84.5%
Chan West Village - Chanhassen, MN	137,572	21,423	93.3%
Dakota West Plaza - Minot , ND	16,921	613	94.9%
Duluth Denfeld Retail - Duluth, MN	37,617	4,990	76.9%
Duluth NAPA - Duluth, MN	15,582	1,933	100.0%
Eagan Community - Eagan, MN	23,187	3,148	89.3%
East Grand Station - East Grand Forks, MN	16,103	1,694	33.9%
Fargo Express Community - Fargo, ND	34,226	1,915	88.3%
Forest Lake Auto - Forest Lake, MN	6,836	509	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,570	8,208	100.0%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,117	5,720	93.1%
Jamestown Buffalo Mall - Jamestown, ND	213,271	6,183	84.2%
Jamestown Business Center - Jamestown, ND	100,249	2,619	92.0%
Kalispell Retail Center - Kalispell, MT	52,000	3,473	100.0%
Kentwood Thomasville Furniture - Kentwood, MI	16,080	1,416	100.0%
Ladysmith Pamida - Ladysmith, WI	41,000	682	0.0%
Lakeville Strip Center - Lakeville, MN	9,488	1,991	87.4%
Livingston Pamida - Livingston, MT	41,200	1,800	100.0%
Minot Arrowhead - Minot, ND	77,912	7,221	99.3%
Minot Plaza - Minot, ND	10,843	624	100.0%
Monticello C Store - Monticello, MN	3,575	893	100.0%
Omaha Barnes & Noble - Omaha, NE	26,985	3,699	100.0%
Pine City C-Store - Pine City, MN	4,800	442	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	3,382	75.2%
Rochester Maplewood Square - Rochester, MN	118,398	12,359	47.9%
St. Cloud Westgate - St. Cloud, MN	104,928	6,840	57.4%
Weston Retail - Weston, WI	25,644	1,681	0.0%
Weston Walgreens - Weston, WI	14,820	2,456	100.0%
TOTAL COMMERCIAL RETAIL	1,456,702	$117,231	80.5%
SUBTOTAL		$1,800,519

Index
2010 Annual Report 30

Property Name and Location		(in thousands) Investment (initial cost plus improvements)

UNIMPROVED LAND
Bismarck 2130 S 12th St - Bismarck, ND		$588
Bismarck 700 E Main - Bismarck, ND		855
Eagan Unimproved Land - Eagan, MN		423
IRET Corporate Plaza Outlot - Minot, ND		572
Kalispell Unimproved Land - Kalispell, MT		1,424
Monticello Unimproved Land - Monticello, MN		97
Quarry Ridge Unimproved Land - Rochester, MN		942
River Falls Unimproved Land - River Falls, WI		181
Urbandale Unimproved Land - Urbandale, IA		113
Weston Unimproved Land - Weston, WI		812
TOTAL UNIMPROVED LAND		$6,007

DEVELOPMENT IN PROGRESS
Fargo 1320 45th Street N - Fargo, ND		$2,831
TOTAL DEVELOPMENT IN PROGRESS		$2,831

TOTAL UNITS – RESIDENTIAL SEGMENT	9,691
TOTAL SQUARE FOOTAGE – COMMERCIAL SEGMENTS	12,031,294
TOTAL INVESTMENTS		$1,809,357
Mortgages Payable

As of April 30, 2010, individual first mortgage loans on the above properties totaled $1.0 billion. Of the $1.1 billion total of mortgage indebtedness on April 30, 2010, $29.0 million, or 2.7%, is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. Principal payments due on our mortgage indebtedness are as follows:

Year Ended April 30, 2010	Mortgage Principal (in thousands)
2011	$107,314
2012	117,615
2013	48,109
2014	61,752
2015	91,955
Thereafter	630,874
Total	$1,057,619

Future Minimum Lease Receipts

The future minimum lease receipts to be received under leases for commercial properties in place as of April 30, 2010, assuming that no options to renew or buy out the leases are exercised, are as follows:

Year Ended April 30,	Lease Payments (in thousands)
2011	$115,837
2012	103,527
2013	91,464
2014	79,490
2015	64,830
Thereafter	270,014
Total	$725,162

Index
2010 Annual Report 31

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2010, we spent approximately $29.3 million on capital improvements, tenant improvements and other capital expenditures.

Contracts or Options to Purchase

We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements with the tenant. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2010, our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2010	2009	2008
Edgewood Vista-Belgrade, MT	$2,135	$196	$196	$31
Edgewood Vista-Billings, MT	4,274	396	396	66
Edgewood Vista-Bismarck, ND	10,903	1,008	1,008	985
Edgewood Vista-Brainerd, MN	10,667	988	988	971
Edgewood Vista-Columbus, NE	1,481	136	136	21
Edgewood Vista-East Grand Forks, MN	4,996	465	464	78
Edgewood Vista-Fargo, ND	26,322	2,387	2,065	310
Edgewood Vista-Fremont, NE	588	72	72	69
Edgewood Vista-Grand Island, NE	1,431	132	132	20
Edgewood Vista-Hastings, NE	606	76	76	69
Edgewood Vista-Hermantown I, MN	21,510	2,359	2,040	1,557
Edgewood Vista-Hermantown II, MN	12,359	1,144	1,144	1,127
Edgewood Vista-Kalispell, MT	624	76	76	72
Edgewood Vista-Missoula, MT	999	96	96	132
Edgewood Vista-Norfolk, NE	1,332	124	124	19
Edgewood Vista-Omaha, NE	676	80	80	77
Edgewood Vista-Sioux Falls, SD	3,353	312	312	52
Edgewood Vista-Spearfish, SD	6,792	628	628	612
Edgewood Vista-Virginia, MN	17,132	2,008	1,736	1,381
Fargo 1320 45th Street N - Fargo, ND	1,164	0	0	0
Fox River Cottages - Grand Chute, WI	3,808	0	388	387
Great Plains - Fargo, ND	15,375	1,876	1,876	1,876
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	21,601	2,152	2,052	2,032
Minnesota National Bank - Duluth, MN	2,104	164	211	205
Sartell 2000 23rd Street S -Sartell, MN	12,693	1,173	1,292	1,292
St. Michael Clinic - St. Michael, MN	2,851	241	240	229
Stevens Point - Stevens Point, WI	15,020	1,356	1,356	1,279
Total	$202,796	$19,645	$19,184	$14,949

Properties by State

The following table presents, as of April 30, 2010, the total real estate investment amount, net of accumulated depreciation, by state of each of the five major segments of properties owned by us - multi-family residential, commercial office, commercial medical, commercial industrial and commercial retail:

Index
2010 Annual Report 32

	(in thousands)
State	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments	% of All Segments
Minnesota	$121,364	$302,449	$254,691	$65,604	$63,203	$807,311	54.1%
North Dakota	112,117	24,377	29,399	5,036	21,217	192,146	12.9%
Nebraska	32,576	73,240	21,274	0	2,576	129,666	8.7%
Colorado	29,805	20,154	0	0	0	49,959	3.4%
Kansas	34,589	13,704	0	0	0	48,293	3.2%
Montana	31,580	0	3,769	0	4,465	39,814	2.7%
Wyoming	0	0	37,791	0	0	37,791	2.5%
Iowa	9,729	0	0	27,128	0	36,857	2.5%
South Dakota	24,621	5,496	6,717	0	0	36,834	2.5%
Wisconsin	0	10,074	20,292	0	4,055	34,421	2.3%
Missouri	0	30,607	2,655	0	0	33,262	2.2%
Texas	30,564	0	0	0	0	30,564	2.0%
All Other States*	0	14,186	0	0	789	14,975	1.0%
Total	$426,945	$494,287	$376,588	$97,768	$96,305	$1,491,893	100.0%
*	Idaho and Michigan

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Our common shares of beneficial interest trade on the NASDAQ Global Select Market under the symbol IRET (formerly IRETS; we changed our symbol to IRET on July 1, 2008). On June 30, 2010, the last reported sales price per share of our common shares on the NASDAQ was $8.83. The following table sets forth the quarterly high and low closing sales prices per share of our common shares as reported on the NASDAQ Global Select Market, and the distributions per common share and limited partnership unit declared with respect to each period.

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2010
April 30, 2010	$9.37	$8.31	$0.1715
January 31, 2010	9.40	8.25	0.1715
October 31, 2009	9.75	8.19	0.1710
July 31, 2009	9.47	8.30	0.1705

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2009
April 30, 2009	$10.43	$8.60	$0.1700
January 31, 2009	10.71	7.43	0.1695
October 31, 2008	11.19	7.66	0.1690
July 31, 2008	10.68	9.54	0.1685

Index
2010 Annual Report 33

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

Shareholders

As of June 30, 2010, the Company had 3,868 common shareholders of record, and 76,250,752 common shares of beneficial interest (plus 20,283,770 limited partnership units potentially convertible into 20,283,770 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal years ended April 30, 2010, 2009 and 2008, respectively, we issued an aggregate of 431,737, and 338,286 and 389,670 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 431,737, and 338,286 and 389,670 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2010, except for repurchases of nominal amounts of fractional shares, at shareholder request.

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

Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2005, and ending April 30, 2010, the cumulative total returns for the Company’s common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”), and the FTSE NAREIT Equity REITs Index, which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Market.

The performance graph assumes that at the close of trading on April 30, 2005, the last trading day of fiscal year 2005, $100 was invested in the Company’s common shares and in each of the indexes.  The comparison assumes the reinvestment of all distributions.  Cumulative total shareholder returns for the Company’s common shares, the S&P 500 and the FTSE NAREIT Equity REITs Index are based on the Company’s fiscal year ending April 30.

Index
2010 Annual Report 34

Total Return Performance
180
160
140
120
100
80
60
40
Index Value
Investors Real Estate Trust
S&P 500
FTSE NAREIT Equity REITs
04/30/05
04/30/06
04/30/07
04/30/08
04/30/09
04/30/10

	FY05	FY06	FY07	FY08	FY09	FY10
Investors Real Estate Trust	100.00	112.07	133.47	138.21	133.94	136.34
S&P 500	100.00	115.42	133.00	126.78	82.01	113.87
FTSE NAREIT Equity REITs	100.00	126.58	160.08	140.04	72.52	122.34

Source:  SNL Financial LC

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

Index
2010 Annual Report 35

	(in thousands, except per share data)
	2010	2009	2008	2007	2006
Consolidated Income Statement Data
Revenue	$242,775	$240,005	$221,170	$197,538	$170,171
Gain on sale of real estate, land, and other investments	$68	$54	$556	$4,602	$3,293
Income from continuing operations	$4,585	$10,713	$15,063	$14,217	$11,142
Discontinued Operations	$0	$0	$566	$4,166	$3,614
Net income	$4,585	$10,713	$15,629	$18,383	$14,756
Net income attributable to noncontrolling interests – Operating Partnership	$(562)	$(2,227)	$(3,677)	$(4,299)	$(2,705)
Net income attributable to Investors Real Estate Trust	$4,001	$8,526	$12,088	$14,110	$11,567
Consolidated Balance Sheet Data
Total real estate investments	$1,500,889	$1,472,575	$1,456,178	$1,316,534	$1,126,400
Total assets	$1,660,930	$1,605,091	$1,618,026	$1,435,389	$1,207,315
Mortgages payable	$1,057,619	$1,070,158	$1,063,858	$951,139	$765,890
Total Investors Real Estate Trust shareholders’ equity	$409,523	$333,009	$344,074	$284,810	$289,422

Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations - Investors Real Estate Trust	$.03	$.11	$.17	$.18	$.14
Income from discontinued operations - Investors Real Estate Trust	$.00	$.00	$.01	$.06	$.06
Net income	$.03	$.11	$.18	$.24	$.20
Distributions	$.68	$.68	$.67	$.66	$.65

CALENDAR YEAR	2009	2008	2007	2006	2005
Tax status of distributions
Capital gain	0.09%	0.00%	1.49%	1.22%	16.05%
Ordinary income	39.17%	53.43%	51.69%	42.01%	41.48%
Return of capital	60.74%	46.57%	46.82%	56.77%	42.47%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2010.

Overview

We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2010, our real estate portfolio consisted of 78 multi-family residential properties containing 9,691 apartment units and having a total real estate investment amount net of accumulated depreciation of $426.9 million, and 173 commercial properties containing approximately 12.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.1 billion. Our commercial properties consist of:

•	67 commercial office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $494.3 million;

Index
2010 Annual Report 36

•
54 commercial medical properties (including senior housing) containing approximately 2.6 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $376.6 million;

•
19 commercial industrial properties containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $97.8 million; and

•	33 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $96.3 million.

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

Total revenues of IRET Properties, our operating partnership, increased by $2.8 million to $242.8 million in fiscal year 2010, compared to $240.0 million in fiscal year 2009.  This increase was primarily attributable to the addition of new real estate properties.  We estimate that rent concessions offered to tenants during the twelve months ended April 30, 2010 lowered our operating revenues by approximately $3.3 million, compared to $3.4 million for fiscal year 2009.  Expenses increased during fiscal year 2010, with real estate taxes, insurance, maintenance and property management expense all increasing from year-earlier levels.

On an all-property basis, physical occupancy levels in our total commercial property segments decreased to 87.4% in fiscal year 2010 from 91.0% in fiscal year 2009.  Physical occupancy rates in our commercial medical segment increased; physical occupancy in our commercial office, commercial industrial and commercial retail segments decreased.  Physical occupancy in our multi-family residential segment decreased to 90.2% in fiscal year 2010 on an all-property basis, from 92.9% in fiscal year 2009.

During fiscal year 2010, we continued to pursue our announced goal of transferring the management of the majority of our commercial and multi-family residential properties from third-party property management companies to our own employees. As of April 30, 2010, the Company had under internal management a total of 120 properties in its commercial office, commercial medical, commercial industrial and commercial retail segments, totaling approximately 7.5 million square feet. Approximately 52.2% of the properties in the Company’s commercial office segment, 75.9% of the properties in its commercial medical segment, 73.7% of the properties in its commercial industrial segment, and 90.9% of the properties in its commercial retail segment, were internally managed by Company employees as of April 30, 2010.  IRET continues to evaluate its portfolio of commercial properties to determine additional suitable candidates for internal management, and to establish appropriate timelines to accomplish the transfers.

The transition to internal management in the Company’s multi-family residential segment was a significant focus of Company resources and management efforts during fiscal year 2010. As of April 30, 2010, approximately 39.7% of the properties in the Company’s multi-family residential segment were internally managed by Company employees, or approximately 3,963 units in 31 properties. During fiscal year 2010, the Company added a significant number of new employees, many of whom were hired to work in multi-family residential property management.  As of April 30, 2010, the Company had 218 employees, of which 191 were full-time and 27 part-time employees; of these 218 employees, 49 are corporate staff in our Minot, North Dakota and Eden Prairie, Minnesota offices, and 169 are property management employees based at our properties or in local property management offices. These additions to staff, and associated investments in equipment, accounting and other support systems, represent a significant expense to the Company, which is reflected in an increase in property management expense attributable to the Company’s internal property management initiative of approximately $1.4 million for the twelve months ended April 30, 2010, primarily in the multi-family residential segment.

IRET's fiscal year 2010 results reflect the continuing challenges the real estate industry faced during the twelve months ended April 30, 2010, and worsening conditions in IRET's multi-family residential segment in particular.  During the year, factors adversely affecting demand for IRET’s commercial and multi-family properties continued to be pervasive across the United States and in IRET’s markets, with commercial tenants continuing to focus on reducing costs through space reductions and lower rents. Additionally, continued job losses pressured occupancy and revenue in the Company’s multi-family residential segment. We expect current credit market

Index
2010 Annual Report 37

conditions and the continued high level of unemployment to maintain or increase credit stresses on Company tenants, and continue to expect this tenant stress to lead to increases in past due accounts and vacancies.

Additional information and more detailed discussions of our fiscal year 2010 operating results are found in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Impairment.  The Company’s long-lived assets are reviewed for impairment quarterly if events or changes in circumstances (such as adverse market conditions, including conditions resulting from an ongoing economic recession) indicate that a long-lived asset might be impaired. Judgments regarding existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and events that occur that affect the financial strength of significant tenants of the assets, including tenants who have filed for bankruptcy.  For long-lived assets in which an impairment indicator is present, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of the asset, including any associated intangibles, subject to evaluation. The evaluation of undiscounted cash flows is subjective

Index
2010 Annual Report 38

and reflects assumptions regarding current market conditions relative to the long-lived asset being evaluated, such as future occupancy, rental rates and capital requirements.  A worsening real estate market may cause the Company to re-evaluate the assumptions used in our impairment analysis.  If there is an indication of impairment based on this evaluation, possible impairment is evaluated based on the estimated fair value (typically based on a current independent appraisal) of the long-lived asset in comparison to its carrying value.  The results of the Company’s evaluation of impairment analysis could be material to the Company’s financial statements.

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts (approximately $257,000 as of April 30, 2010) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for receivables arising from the straight-lining of rents (approximately $912,000 as of April 30, 2010) and from mortgage loans (approximately $3,000 as of April 30, 2010). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

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

The Company has one TRS, acquired during the fourth quarter of fiscal year 2010, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates.  For fiscal year 2010, the Company’s TRS had a small net operating loss.  There were no income tax provisions or material deferred income tax items for our TRS for the fiscal year ended April 30, 2010.  The Company’s TRS is the tenant in the Company’s Wyoming assisted living facilities.

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

Index
2010 Annual Report 39

Recent Accounting Pronouncements

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for fiscal year 2010 were $242.8 million, compared to $240.0 million in fiscal year 2009 and $221.2 million in fiscal year 2008. Revenues during fiscal year 2010 were $2.8 million greater than revenues in fiscal year 2009 and revenues during fiscal year 2009 were $18.8 million greater than in fiscal year 2008.

For fiscal 2010, the increase in revenue of $2.8 million resulted from:

(in thousands)
Rent in Fiscal 2010 from 9 properties acquired in fiscal year 2009 in excess of that received in 2009 from the same 9 properties	$2,234
Rent from 10 properties acquired in fiscal year 2010	4,243
Decrease in rental income on stabilized properties due primarily to a decrease in occupancy in all segments	(3,707)
$2,770

For fiscal 2009, the increase in revenue of $18.8 million resulted from:

(in thousands)
Rent from 24 properties acquired in fiscal year 2008 in excess of that received in 2008 from the same 24 properties	$15,431
Rent from 9 properties acquired in fiscal year 2009	2,093
Increase in rental income on stabilized properties due primarily to increase in rents in our multi-family residential and commercial medical segments	1,311
$18,835

As illustrated above, the majority of the increase in our gross revenue for fiscal years 2010 and 2009 ($6.5 million and $17.5 million respectively) resulted from the addition of new real estate properties to the IRET Properties’ portfolio. Rental Revenue in fiscal year 2010 from stabilized properties decreased $3.7 million, while fiscal year 2009 resulted in an increase in these same stabilized properties of $1.3 million. For the next 12 months, we continue to look to acquisitions of new properties and recovery in our stabilized portfolio to be the most significant factors in any increases in our revenues and ultimately our net income.  However, we have not observed any marked and sustained decline in the prices at which investment properties are offered for sale, which, combined with the general lack of improvement in operating fundamentals, makes identifying attractive acquisition possibilities a continuing challenge.  Additionally, financial markets continue to experience volatility and uncertainty, with liquidity continuing to be constrained in the debt markets in particular.  Consequently, there is ongoing uncertainty regarding our ability to identify acquisition targets and to access the credit markets in order to attract financing on reasonable terms, and our ability to make acquisitions accordingly could be adversely affected.

Gain on Sale of Real Estate

The Company realized a gain on sale of real estate, land and other investments for fiscal year 2010 of approximately $68,000. This compares to approximately $54,000 of gain on sale of real estate recognized in fiscal 2009 and approximately $556,000 recognized in fiscal 2008.

Net Operating Income

The following tables report segment financial information.  We measure the performance of our segments based on net operating income (“NOI”), which we define as total real estate revenues less real estate expenses and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments).  We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation,

Index
2010 Annual Report 40

amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for fiscal years 2010, 2009 and 2008.  For a reconciliation of net operating income of reportable segments to operating income as reported, see Note 11 of the Notes to Consolidated Financial Statements in this report.

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

	(in thousands)
Year Ended April 30, 2010	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

Real estate revenue	$76,430	$82,079	$57,459	$13,304	$13,503	$242,775
Real estate expenses
Utilities	7,245	7,192	2,937	185	499	18,058
Maintenance	10,763	11,128	4,210	758	1,349	28,208
Real estate taxes	7,547	14,155	5,046	2,593	2,188	31,529
Insurance	1,949	1,052	479	228	197	3,905
Property management	10,208	3,320	5,232	435	646	19,841
Total real estate expenses	$37,712	$36,847	$17,904	$4,199	$4,879	$101,541
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$40,378	$45,232	$39,555	$9,105	$8,624	$142,894

Stabilized net operating income	$36,829	$45,301	$37,216	$8,486	$8,624	$136,456
Non-stabilized net operating income	3,549	(69)	2,339	619	0	6,438
Total net operating income	$40,378	$45,232	$39,555	$9,105	$8,624	$142,894

	(in thousands)
Year Ended April 30, 2009	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

Real estate revenue	$76,716	$83,446	$52,564	$12,711	$14,568	$240,005
Real estate expenses
Utilities	7,724	7,851	2,859	93	448	18,975
Maintenance	10,240	11,287	4,046	582	1,448	27,603
Real estate taxes	7,972	13,850	4,515	1,926	2,180	30,443
Insurance	1,272	1,003	419	175	182	3,051
Property management	8,954	3,653	4,207	446	819	18,079
Total real estate expenses	$36,162	$37,644	$16,046	$3,222	$5,077	$98,151
Net operating income	$40,554	$45,802	$36,518	$9,489	$9,491	$141,854

Stabilized net operating income	$39,593	$45,713	$35,946	$9,371	$9,491	$140,114
Non-stabilized net operating income	961	89	572	118	0	1,740
Total net operating income	$40,554	$45,802	$36,518	$9,489	$9,491	$141,854

Index
2010 Annual Report 41

	(in thousands)
Year Ended April 30, 2008	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

Real estate revenue	$72,827	$84,042	$38,412	$11,691	$14,198	$221,170
Real estate expenses
Utilities	7,388	7,743	2,111	131	420	17,793
Maintenance	9,637	10,522	2,757	558	1,108	24,582
Real estate taxes	7,528	13,140	2,977	1,346	2,142	27,133
Insurance	1,162	901	257	135	169	2,624
Property management	8,922	3,900	1,654	359	438	15,273
Total real estate expenses	$34,637	$36,206	$9,756	$2,529	$4,277	$87,405
Net operating income	$38,190	$47,836	$28,656	$9,162	$9,921	$133,765

Stabilized net operating income	$37,332	$47,536	$26,909	$7,576	$9,921	$129,274
Non-stabilized net operating income	858	300	1,747	1,586	0	4,491
Total net operating income	$38,190	$47,836	$28,656	$9,162	$9,921	$133,765

Changes in Expenses and Net Income

Net income available to common shareholders for fiscal year 2010 was $1.6 million, compared to $6.2 million in fiscal year 2009 and $9.7 million in fiscal year 2008. On a per common share basis, net income was $.03 per common share in fiscal year 2010, compared to $.11 per common share in fiscal year 2009 and $.18 in fiscal year 2008.

These changes in net income result from the changes in revenues and expenses detailed below:

Changes in net income available to common shareholders for fiscal year 2010 resulted from:

(in thousands)
A decrease in net income attributable to noncontrolling interests - Operating Partnership	$1,665
An increase in gain on involuntary conversion	1,660
An increase in other income	41
An increase in gain on sale of other investments	14

These increases were offset by:
An increase in depreciation/amortization expense related to real estate investments	(2,747)
An increase in other expenses, administrative, advisory and trustee services	(2,409)
An increase in impairment of real estate investment	(1,340)
A decrease in net operating income primarily due to vacancy on stabilized properties	(620)
An increase in interest expense primarily due to debt placed on new acquisitions	(363)
An increase in amortization related to non-real estate investments	(302)
A decrease in interest income	(62)
A decrease in net loss attributable to noncontrolling interests - consolidated real estate entities	(62)
Total decrease in fiscal 2010 net income available to common shareholders	$(4,525)

Index
2010 Annual Report 42

Changes in net income available to common shareholders for fiscal year 2009 resulted from:

(in thousands)
An increase in net operating income primarily due to new acquisitions	$8,089
A decrease in net income attributable to noncontrolling interests - Operating Partnership	1,450
A decrease in other expenses, administrative, advisory and trustee services	225
An increase in gain on sale of other investments	12

These increases were offset by:
An increase in interest expense primarily due to debt placed on new acquisitions	(5,304)
An increase in depreciation/amortization expense related to real estate investments	(4,604)
A decrease in interest income	(1,487)
An increase in amortization related to non-real estate investments	(592)
A decrease in income from discontinued operations, net	(566)
A decrease in other income	(351)
An increase in impairment of real estate investment	(338)
A decrease in net loss attributable to noncontrolling interests - consolidated real estate entities	(96)
Total decrease in fiscal 2009 net income available to common shareholders	$(3,562)

Factors Impacting Net Income During Fiscal Year 2010 as Compared to Fiscal Year 2009

Physical occupancy rates in four of our five segments, on an all properties basis, decreased compared to the year-earlier period, and real estate revenue decreased in three of our five segments in fiscal year 2010 compared to fiscal year 2009.  Net income available to common shareholders decreased to $1.6 million in fiscal year 2010, compared to $6.2 million in fiscal year 2009.  Revenue increases during fiscal year 2010 were offset by increases in maintenance, real estate taxes, property management and insurance expense.

•
Physical Occupancy.  During fiscal year 2010, physical occupancy levels at our properties on an all properties basis decreased over year-earlier levels in four of our five reportable segments (multi-family, commercial office, commercial industrial and commercial retail), and increased slightly in our commercial medical segment.  Physical occupancy rates on a stabilized property basis for the fiscal year ended April 30, 2010 decreased in all of our reportable segments compared to the fiscal year ended April 30, 2009, and are shown below:

	Stabilized Properties		All Properties
	Fiscal Year Ended April 30,		Fiscal Year Ended April 30,
Segments	2010	2009	2010	2009
Multi-Family Residential	90.2%	93.2%	90.2%	92.9%
Commercial Office	84.2%	87.4%	83.4%	87.4%
Commercial Medical	94.5%	95.6%	95.1%	95.0%
Commercial Industrial	90.4%	96.9%	90.8%	97.0%
Commercial Retail	80.5%	85.1%	80.5%	85.1%

•
Concessions.  Our overall level of tenant concessions decreased for the fiscal year ended April 30, 2010 compared to the year-earlier period. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the fiscal year ended April 30, 2010 lowered our operating revenues by approximately $3.3 million, as compared to an approximately $3.4 million reduction in operating revenues attributable to rent concessions offered in fiscal year 2009.

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the fiscal years ended April 30, 2010 and 2009:

Index
2010 Annual Report 43

	(in thousands)
	Fiscal Year Ended April 30,
	2010	2009	Change
Multi-Family Residential	$2,059	$2,083	$(24)
Commercial Office	747	1,036	(289)
Commercial Medical	381	34	347
Commercial Industrial	99	220	(121)
Commercial Retail	27	44	(17)
Total	$3,313	$3,417	$(104)

•
Increased Maintenance Expense.  Maintenance expenses totaled $28.2 million in fiscal year 2010, compared to $27.6 million in fiscal year 2009.  Maintenance expenses at properties newly acquired in fiscal years 2010 and 2009 added approximately $422,000 to the maintenance expense category during fiscal year 2010, while maintenance expenses at existing properties increased by approximately $183,000, primarily for payroll and taxes and vehicle expenses at our multi-family residential segment resulting in a net increase of approximately $605,000 million or 2.2% in maintenance expenses in fiscal year 2010 compared to fiscal year 2009.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the fiscal years ended April 30, 2010 and 2009 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$10,763	$11,128	$4,210	$758	$1,349	$28,208
2009	$10,240	$11,287	$4,046	$582	$1,448	$27,603
Change	$523	$(159)	$164	$176	$(99)	$605
% change (2010 vs. 2009)	5.1%	(1.4%)	4.1%	30.2%	(6.8%)	2.2%

Stabilized	$382	$(186)	$(90)	$176	$(99)	$183
Non-stabilized	$141	$27	$254	$0	$0	$422
Change	$523	$(159)	$164	$176	$(99)	$605

•
Decreased Utility Expense.  Utility expense totaled $18.1 million in fiscal year 2010, compared to $19.0 million in fiscal year 2009.  Utility expenses at properties newly acquired in fiscal years 2010 and 2009 added $317,000 to the utility expense category during fiscal year 2010 (with our commercial medical segment accounting for $311,000), while utility expenses at existing properties decreased by $1.2 million, primarily due in part to decreased heating costs compared to last year’s unseasonably cold temperatures and, to a lesser degree, decreased rates in fiscal year 2010 compared to fiscal year 2009’s higher fuel costs (notably in our commercial office segment with a decrease of $682,000), for a total decrease of $917,000 or 4.8% in utility expenses in fiscal year 2010 compared to fiscal year 2009.

Utility expenses by reportable segment for the fiscal years ended April 30, 2010 and 2009 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$7,245	$7,192	$2,937	$185	$499	$18,058
2009	$7,724	$7,851	$2,859	$93	$448	$18,975
Change	$(479)	$(659)	$78	$92	$51	$(917)
% change (2010 vs. 2009)	(6.2%)	(8.4%)	2.7%	98.9%	11.4%	(4.8%)

Stabilized	$(463)	$(682)	$(233)	$93	$51	$(1,234)
Non-stabilized	$(16)	$23	$311	$(1)	$0	$317
Change	$(479)	$(659)	$78	$92	$51	$(917)

Index
2010 Annual Report 44

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $902,000, or 1.3%, to approximately $67.1 million during fiscal year 2010, compared to $68.0 million in fiscal year 2009. Mortgage interest expense for properties newly acquired in fiscal years 2010 and 2009 added $887,000 to our total mortgage interest expense in fiscal year 2010, while mortgage interest expense on existing properties decreased $1.8 million.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.17% as of April 30, 2010, compared to 6.30% as of April 30, 2009.  Our mortgage debt decreased approximately $12.5 million, or 1.2%, to approximately $1.1 billion as of April 30, 2010, compared to April 30, 2009.

Mortgage interest expense by reportable segment for the fiscal years ended April 30, 2010 and 2009 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$19,781	$22,864	$17,023	$3,937	$3,459	$67,064
2009	$19,696	$23,658	$16,870	$3,803	$3,939	$67,966
Change	$85	$(794)	$153	$134	$(480)	$(902)
% change (2010 vs. 2009)	0.4%	(3.4%)	0.9%	3.5%	(12.2%)	(1.3%)

Stabilized	$29	$(794)	$(457)	$(87)	$(480)	$(1,789)
Non-stabilized	$56	$0	$610	$221	$0	$887
Change	$85	$(794)	$153	$134	$(480)	$(902)

•
Decreased Amortization Expense. The Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $8.6 million in fiscal year 2010, compared to $10.2 million in fiscal year 2009. The decrease in amortization expense in fiscal year 2010 compared to fiscal year 2009 was primarily due to prior years’ acquisitions becoming completely amortized.

•
Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2010 and 2009 added $197,000 to real estate tax expense (with our commercial industrial segment accounting for $161,000), while real estate taxes on existing properties increased by approximately $889,000, for a total increase of $1.1 million or 3.6% in real estate tax expense in fiscal year 2010 compared to fiscal year 2009, from $30.4 million to $31.5 million.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies on our stabilized properties.

Real estate tax expense by reportable segment for the fiscal years ended April 30, 2010 and 2009 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$7,547	$14,155	$5,046	$2,593	$2,188	$31,529
2009	$7,972	$13,850	$4,515	$1,926	$2,180	$30,443
Change	$(425)	$305	$531	$667	$8	$1,086
% change (2010 vs. 2009)	(5.3%)	2.2%	11.8%	34.6%	0.4%	3.6%

Stabilized	$(299)	$262	$412	$506	$8	$889
Non-stabilized	$(126)	$43	$119	$161	$0	$197
Change	$(425)	$305	$531	$667	$8	$1,086

•
Increased Insurance Expense.  Insurance expense increased in fiscal year 2010 compared to fiscal year 2009, from $3.1 million to $3.9 million, an increase of approximately 28.0%.  Insurance expense at properties

Index
2010 Annual Report 45

newly-acquired in fiscal years 2010 and 2009 added approximately $100,000 to insurance expense, while insurance expense at existing properties increased by approximately $754,000, for an increase of approximately $854,000 in insurance expense in fiscal year 2010 compared to fiscal year 2009.  The increase in insurance expense at stabilized properties is due to an increase in premiums, most notably in our multi-family residential segment of $633,000.

Insurance expense by reportable segment for the fiscal years ended April 30, 2010 and 2009 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$1,949	$1,052	$479	$228	$197	$3,905
2009	$1,272	$1,003	$419	$175	$182	$3,051
Change	$677	$49	$60	$53	$15	$854
% change (2010 vs. 2009)	53.2%	4.9%	14.3%	30.3%	8.2%	28.0%

Stabilized	$633	$39	$20	$47	$15	$754
Non-stabilized	$44	$10	$40	$6	$0	$100
Change	$677	$49	$60	$53	$15	$854

•
Increased Property Management Expense.  Property management expense increased in fiscal year 2010 compared to fiscal year 2009, from $18.1 million to $19.8 million, an increase of $1.8 million or approximately 9.7%.  Property management expenses at properties newly acquired in fiscal years 2010 and 2009 added $2.4 million to the property management category during fiscal year 2010 (with our commercial medical segment accounting for $2.2 million) while property management expenses at existing properties decreased by $640,000 primarily as a result of a reduction in bad debt expense.

Property management expense by reportable segment for the fiscal years ended April 30, 2010 and 2009 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$10,208	$3,320	$5,232	$435	$646	$19,841
2009	$8,954	$3,653	$4,207	$446	$819	$18,079
Change	$1,254	$(333)	$1,025	$(11)	$(173)	$1,762
% change (2010 vs. 2009)	14.0%	(9.1%)	24.4%	(2.5%)	(21.1%)	9.7%

Stabilized	$1,134	$(362)	$(1,213)	$(26)	$(173)	$(640)
Non-stabilized	$120	$29	$2,238	$15	$0	$2,402
Change	$1,254	$(333)	$1,025	$(11)	$(173)	$1,762

Factors Impacting Net Income During Fiscal Year 2009 as Compared to Fiscal Year 2008

Physical occupancy rates in three of our five segments, on an all properties basis, decreased slightly compared to the year-earlier period, and real estate revenue increased in four of our five segments in fiscal year 2009 compared to fiscal year 2008.  Net income available to common shareholders decreased to $6.2 million in fiscal year 2009, compared to $9.7 million in fiscal year 2008.  Revenue increases during fiscal year 2009 were offset by increases in maintenance, utilities, mortgage interest due to increased borrowing, real estate taxes, property management, insurance and amortization expense.

•
Physical Occupancy.  During fiscal year 2009, physical occupancy levels at our properties, on an all properties basis, decreased slightly over year-earlier levels in three of our five reportable segments (commercial office, commercial medical and commercial retail), and increased in our multi-family and commercial industrial segments.  Physical occupancy rates on a stabilized property basis for the fiscal year ended April 30, 2009 compared to the fiscal year ended April 30, 2008 are shown below:

Index
2010 Annual Report 46

	Stabilized Properties		All Properties
	Fiscal Year Ended April 30,		Fiscal Year Ended April 30,
Segments	2009	2008	2009	2008
Multi-Family Residential	93.0%	93.1%	92.9%	92.1%
Commercial Office	86.9%	89.3%	87.2%	89.4%
Commercial Medical	95.8%	96.2%	95.0%	97.0%
Commercial Industrial	96.0%	95.2%	97.0%	96.6%
Commercial Retail	85.1%	86.7%	85.1%	86.7%

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

•
Increased Maintenance Expense.  Maintenance expenses totaled $27.6 million in fiscal year 2009, compared to $24.6 million in fiscal year 2008.  Maintenance expenses at properties newly acquired in fiscal years 2009 and 2008 added $1.4 million to the maintenance expense category during fiscal year 2009 (with our commercial medical segment accounting for $1.2 million), while maintenance expenses at existing properties increased by approximately $1.6 million, primarily for snow removal at our multi-family residential and commercial retail segments and building maintenance costs at our commercial office, commercial medical and commercial industrial segments, resulting in a net increase of $3.0 million or 12.3% in maintenance expenses in fiscal year 2009 compared to fiscal year 2008.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the fiscal years ended April 30, 2009 and 2008 were as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2009	$10,240	$11,287	$4,046	$582	$1,448	$27,603
2008	$9,637	$10,522	$2,757	$558	$1,108	$24,582
Change	$603	$765	$1,289	$24	$340	$3,021
% change (2009 vs. 2008)	6.3%	7.3%	46.8%	4.3%	30.7%	12.3%

Stabilized	$508	$572	$129	$29	$340	$1,578
Non-stabilized	$95	$193	$1,160	$(5)	$0	$1,443
Change	$603	$765	$1,289	$24	$340	$3,021

Index
2010 Annual Report 47

•
Increased Utility Expense.  Utility expense totaled $19.0 million in fiscal year 2009, compared to $17.8 million in fiscal year 2008.  Utility expenses at properties newly acquired in fiscal years 2009 and 2008 added $787,000 to the utility expense category during fiscal year 2009 (with our commercial medical segment accounting for $646,000), while utility expenses at existing properties increased by $395,000, primarily due to increased heating costs due to unseasonably cold temperatures and, to a lesser degree, increased rates from higher fuel costs, (notably in our multi-family residential segment with an increase of $224,000), for a total increase of $1.2 million or 6.6% in utility expenses in fiscal year 2009 compared to fiscal year 2008.

Utility expenses by reportable segment for the fiscal years ended April 30, 2009 and 2008 were as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2009	$7,724	$7,851	$2,859	$93	$448	$18,975
2008	$7,388	$7,743	$2,111	$131	$420	$17,793
Change	$336	$108	$748	$(38)	$28	$1,182
% change (2009 vs. 2008)	4.5%	1.4%	35.4%	(29.0%)	6.7%	6.6%

Stabilized	$224	$29	$102	$12	$28	$395
Non-stabilized	$112	$79	$646	$(50)	$0	$787
Change	$336	$108	$748	$(38)	$28	$1,182

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

Mortgage interest expense by reportable segment for the fiscal years ended April 30, 2009 and 2008 was as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2009	$19,696	$23,658	$16,870	$3,803	$3,939	$67,966
2008	$19,602	$23,131	$12,351	$3,481	$4,137	$62,702
Change	$94	$527	$4,519	$322	$(198)	$5,264
% change (2009 vs. 2008)	0.5%	2.3%	36.6%	9.3%	(4.8%)	8.4%

Stabilized	$(345)	$(169)	$941	$(121)	$(198)	$108
Non-stabilized	$439	$696	$3,578	$443	$0	$5,156
Change	$94	$527	$4,519	$322	$(198)	$5,264

•
Increased Amortization Expense. The Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $10.2 million in fiscal year 2009, compared to $10.0 million in fiscal year 2008. The increase in amortization expense in fiscal year 2009 compared to fiscal year 2008 was primarily due to property acquisitions completed by the Company in fiscal year 2009.

•
Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2009 and 2008 added $2.3 million to real estate tax expense (with our commercial medical segment accounting for $1.3

Index
2010 Annual Report 48

million), while real estate taxes on existing properties increased by approximately $1.0 million, for a total increase of $3.3 million or 12.2% in real estate tax expense in fiscal year 2009 compared to fiscal year 2008, from $27.1 million to $30.4 million.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies on our stabilized properties.

Real estate tax expense by reportable segment for the fiscal years ended April 30, 2009 and 2008 was as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2009	$7,972	$13,850	$4,515	$1,926	$2,180	$30,443
2008	$7,528	$13,140	$2,977	$1,346	$2,142	$27,133
Change	$444	$710	$1,538	$580	$38	$3,310
% change (2009 vs. 2008)	5.9%	5.4%	51.7%	43.1%	1.8%	12.2%

Stabilized	$104	$465	$199	$200	$38	$1,006
Non-stabilized	$340	$245	$1,339	$380	$0	$2,304
Change	$444	$710	$1,538	$580	$38	$3,310

•
Increased Insurance Expense.  Insurance expense increased in fiscal year 2009 compared to fiscal year 2008, from $2.6 million to $3.1 million, an increase of approximately 16.3%.  Insurance expense at properties newly-acquired in fiscal years 2009 and 2008 added approximately $179,000 to insurance expense, while insurance expense at existing properties increased by approximately $248,000, for an increase of approximately $427,000 in insurance expense in fiscal year 2009 compared to fiscal year 2008.  The increase in insurance expense at stabilized properties was due to an increase in premiums.

Insurance expense by reportable segment for the fiscal years ended April 30, 2009 and 2008 was as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2009	$1,272	$1,003	$419	$175	$182	$3,051
2008	$1,162	$901	$257	$135	$169	$2,624
Change	$110	$102	$162	$40	$13	$427
% change (2009 vs. 2008)	9.5%	11.3%	63.0%	29.6%	7.7%	16.3%

Stabilized	$75	$76	$74	$9	$13	$247
Non-stabilized	$35	$26	$88	$31	$0	$180
Change	$110	$102	$162	$40	$13	$427

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

Index
2010 Annual Report 49

Property management expense by reportable segment for the fiscal years ended April 30, 2009 and 2008 was as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2009	$8,954	$3,653	$4,207	$446	$819	$18,079
2008	$8,922	$3,900	$1,654	$359	$438	$15,273
Change	$32	$(247)	$2,553	$87	$381	$2,806
% change (2009 vs. 2008)	0.4%	(6.3%)	154.4%	24.2%	87.0%	18.4%

Stabilized	$(179)	$(300)	$1,727	$12	$381	$1,641
Non-stabilized	$211	$53	$826	$75	$0	$1,165
Change	$32	$(247)	$2,553	$87	$381	$2,806

Comparison of Results from Commercial and Residential Properties

The following table presents an analysis of the relative investment in (corresponding to “Property owned” on the balance sheet, i.e., cost), and net operating income of, our commercial and multi-family residential properties over the past three fiscal years:

	(in thousands)
Fiscal Years Ended April 30	2010	%	2009	%	2008	%
Real Estate Investments – (cost)
Multi-Family Residential	$556,867	30.9%	$542,547	31.4%	$510,697	31.0%
Commercial Office	582,943	32.4%	571,565	33.0%	556,712	33.8%
Commercial Medical	430,229	23.9%	388,219	22.4%	359,986	21.8%
Commercial Industrial	113,249	6.3%	108,103	6.3%	104,060	6.3%
Commercial Retail	117,231	6.5%	119,151	6.9%	116,804	7.1%
Total	$1,800,519	100%	$1,729,585	100%	$1,648,259	100%
Net Operating Income
Multi-Family Residential	$40,378	28.2%	$40,554	28.6%	$38,190	28.6%
Commercial Office	45,232	31.7%	45,802	32.3%	47,836	35.8%
Commercial Medical	39,555	27.7%	36,518	25.7%	28,656	21.4%
Commercial Industrial	9,105	6.4%	9,489	6.7%	9,162	6.8%
Commercial Retail	8,624	6.0%	9,491	6.7%	9,921	7.4%
Total	$142,894	100.0%	$141,854	100.0%	$133,765	100.0%

Analysis of Lease Expirations and Credit Risk

The following table shows the annual lease expiration percentages and base rent of expiring leases for the total commercial segments properties owned by us as of April 30, 2010, for fiscal years 2011 through 2020, and the leases that will expire during fiscal year 2021 and beyond. Our multi-family residential properties are excluded from this table, since residential leases are generally for a one-year term.

Index
2010 Annual Report 50

Fiscal Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration	Percentage of Total Commercial Segments Annualized Base Rent
2011	1,935,029	19.5%	$14,141,211	12.8%
2012	1,511,063	15.2%	14,464,586	13.0%
2013	875,328	8.8%	10,234,475	9.2%
2014	968,127	9.7%	12,251,369	11.1%
2015	654,077	6.6%	6,377,097	5.8%
2016	860,698	8.7%	8,285,183	7.5%
2017	727,390	7.3%	10,556,046	9.5%
2018	283,074	2.8%	4,642,426	4.2%
2019	520,518	5.2%	6,762,778	6.1%
2020	308,474	3.1%	3,012,911	2.7%
Thereafter	1,300,897	13.1%	20,095,598	18.1%
Totals	9,944,675	100.0%	$110,823,680	100.0%

The following table lists our top ten commercial tenants on April 30, 2010, for the total commercial segments properties owned by us as of April 30, 2010, based upon minimum rents in place as of April 30, 2010:

(in thousands)
Lessee	% of Total Commercial Segments Minimum Rents as of April 30, 2010
Affiliates of Edgewood Vista	9.9%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health	2.5%
Applied Underwriters	2.2%
Best Buy Co., Inc. (NYSE: BBY)	1.9%
HealthEast Care System	1.7%
USG Corp.	1.6%
Smurfit - Stone Container (Nasdaq: SSCC)	1.5%
Microsoft (Nasdaq: MSFT)	1.4%
Nebraska Orthopaedic Hospital	1.3%
All Others	72.5%
Total Monthly Rent as of April 30, 2010	100.0%

Property Acquisitions

IRET Properties paid approximately $55.4 million for real estate properties added to its portfolio during fiscal year 2010, compared to $33.8 million in fiscal year 2009. The fiscal year 2010 and 2009 additions are detailed below.

Index
2010 Annual Report 51

Fiscal 2010 (May 1, 2009 to April 30, 2010)

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
16-unit Northern Valley Apartments - Rochester, MN	$110	$610	$0	$720
48-unit Crown Apartments - Rochester, MN	261	3,289	0	3,550
	371	3,899	0	4,270
Commercial Office
15,000 sq. ft. Minot 2505 16th Street SW - Minot, ND	372	1,724	304	2,400
	372	1,724	304	2,400
Commercial Medical
65,160 sq. ft. Casper 1930 E. 12th Street (Park Place) - Casper, WY	439	5,780	1,120	7,339
35,629 sq. ft. Casper 3955 E. 12th Street (Meadow Wind) - Casper, WY	338	5,881	1,120	7,339
47,509 sq. ft. Cheyenne 4010 N. College Drive (Aspen Wind) - Cheyenne, WY	628	9,869	1,960	12,457
54,072 sq. ft. Cheyenne 4606 N. College Drive (Sierra Hills) - Cheyenne, WY	695	7,455	1,410	9,560
35,629 sq. ft. Laramie 1072 N. 22nd Street (Spring Wind) - Laramie, WY	406	6,634	1,265	8,305
	2,506	35,619	6,875	45,000
Commercial Industrial
42,180 sq. ft. Clive 2075 NW 94th Street - Clive, IA	408	2,610	332	3,350
	408	2,610	332	3,350
Unimproved Land
Fargo 1320 45th Street N. - Fargo, ND	395	0	0	395
	395	0	0	395

Total Property Acquisitions	$4,052	$43,852	$7,511	$55,415

Index
2010 Annual Report 52

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
Commercial Office
22,500 sq. ft. Bismarck 715 E. Bdwy – Bismarck, ND	389	1,267	255	1,911
50,360 sq. ft. IRET Corporate Plaza – Minot, ND2	0	3,896	0	3,896
	389	5,163	255	5,807
Commercial Medical
56,239 sq. ft. 2828 Chicago Avenue – Minneapolis, MN3	0	5,052	0	5,052
31,643 sq. ft. Southdale Medical Expansion (6545 France) – Edina, MN4	0	779	0	779
	0	5,831	0	5,831
Commercial Industrial
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

(2)	Development property placed in service January 19, 2009. Approximately $1.8 million of the residential cost and $563,000 of the commercial office 2 project cost at April 30, 2009 of $23.3 million.
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

Property Dispositions

During fiscal years 2010 and 2009, the Company had no material dispositions.

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

Index
2010 Annual Report 53

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

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2010 decreased to $61.5 million, compared to $64.6 million and $64.2 million for the fiscal years ended April 30, 2009 and 2008, respectively. The decrease in FFO was due to those factors discussed above in the sections titled “Changes in Expenses and Net Income” and “Factors Impacting Net Income During Fiscal Year 2010 as Compared to Fiscal Year 2009.”

Reconciliation of Net Income Attributable to Investors Real Estate Trust to Funds From Operations

For the years ended April 30, 2010, 2009 and 2008:

	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2010				2009				2008
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income attributable to Investors Real Estate Trust	$4,001		$		$8,526		$		$12,088		$
Less dividends to preferred shareholders	(2,372)				(2,372)				(2,372)
Net income available to common shareholders	1,629	69,093		0.03	6,154	58,603		0.11	9,716	53,060		0.18
Adjustments:
Noncontrolling interests – Operating Partnership	562	20,825			2,227	21,217			3,677	20,417
Depreciation and amortization(1)	59,383				56,295				51,303
Gains on depreciable property sales	(68)				(54)				(514)
Funds from operations applicable to common shares and Units	$61,506	89,918		$0.69	$64,622	79,820		$0.81	$64,182	73,477		$0.87

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Consolidated Statements of Operations, totaling $59,763, $56,714 and $51,518 and depreciation/amortization from Discontinued Operations of $0, $0 and $47, less corporate-related depreciation and amortization on office equipment and other assets of $380, $419 and $262 for the fiscal year ended April 30, 2010, 2009 and 2008.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Index
2010 Annual Report 54

Cash Distributions

The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2010, 2009 and 2008:

	Fiscal Years
Quarters	2010	2009	2008
First	$.1705	$.1685	$.1665
Second	.1710	.1690	.1670
Third	.1715	.1695	.1675
Fourth	.1715	.1700	.1680
	$.6845	$.6770	$.6690

The fiscal year 2010 cash distributions increased 1.1% over the cash distributions paid during fiscal year 2009, and fiscal year 2009 cash distributions increased 1.2% over the cash distributions paid during fiscal year 2008.

Liquidity and Capital Resources

Overview

The Company’s principal liquidity demands are maintaining distributions to the holders of the Company’s common and preferred shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance to the Company’s properties, acquisition of additional properties, property development, tenant improvements and debt service and repayments.

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial and residential real estate markets continue to experience significant challenges including reduced occupancies and rental rates as well as severe restrictions on the availability of financing.  In the event of further deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders. At its regularly-scheduled meeting in the fourth quarter of fiscal year 2010, the Company’s Board of Trustees thought it prudent, given the current economic environment and the challenges facing the real estate industry in particular, to maintain the Company’s common share/unit distribution at its current level ($0.1715 per share/unit), rather than continue the small quarterly increases in the distribution that had previously been the Company’s practice.  Company management and the Board continue to monitor closely the Company’s operating results, in particular cash flows from operations, which are an important factor in the Company’s ability to sustain its distribution at its current rate.  For the fiscal year ended April 30, 2010, we paid distributions of $50.8 million in cash and $10.5 million in common shares pursuant to our DRIP to common shareholders and unitholders of the Operating Partnership, as compared to net cash provided by operating activities of $61.4 million and funds from operations of $61.5 million.  The Company cannot rule out the need in future for a reduction in the current amount of the distribution paid on the Company’s common shares and units.

To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company’s long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, the Company intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of UPREIT Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or unsecured indebtedness.  However, our ability to raise funds through the sale of equity securities, the sale of properties, and additional long-term secured or unsecured borrowings is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, and the current trading price of our common shares, and the capital and debt markets

Index
2010 Annual Report 55

may not consistently be available at all or on terms that we consider attractive. In particular, as a result of the continuing economic downturn and turmoil in the capital markets, the availability of secured and unsecured loans has been sharply curtailed. We cannot predict how long these conditions will continue. As a result of general economic conditions in our markets, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset values.

Sources and Uses of Cash

As of April 30, 2010, the Company had three unsecured lines of credit, in the amounts of $1.1 million, $12.0 million and $14.0 million, respectively, from (1) United Community Bank, Minot, ND; (2) First Western Bank and Trust, Minot, ND; and (3) First International Bank and Trust, Watford City, ND. As of April 30, 2010, the Company had outstanding balances of $1.0 million at United Community Bank and $4.0 million at First International Bank and Trust. Borrowings under the lines of credit bear interest based on the following, respectively: (1) 5.75%, (2) 175 basis points below the Wall Street Journal Prime Rate with a floor of 5.25% and a ceiling of 8.25%, and (3) 50 basis points above the Wall Street Journal Prime Rate with a floor of 6.20%. Increases in interest rates will increase the Company’s interest expense on any borrowings under its lines of credit, and as a result will affect the Company’s results of operations and cash flows. The Company’s lines of credit with United Community Bank, First Western Bank and First International Bank and Trust expire in August 2010, December 2011 and December 2010, respectively.  The Company expects to renew these lines of credit prior to their expiration.  In addition to these three lines of credit, the Company also has a $5.0 million line of credit maturing in November 2010 with Dacotah Bank in Minot, North Dakota. Of the $4.9 million drawn on this line, the Company includes $3.4 million in mortgages payable on the Company’s balance sheet, as secured by six small apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit. The Company also maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $100,000; United Community Bank, Minot, North Dakota, deposit of $370,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000, and First International Bank, Watford City, North Dakota, deposit of $3.2 million.  The approximately $45.0 million purchase price paid by the Company for its acquisition in the third quarter of fiscal year 2010 of five Wyoming assisted living facilities was funded with cash in the amount of approximately $8.5 million, and with the proceeds of a $36.5 million loan from First International Bank and Trust, Watford City, North Dakota. The Company repaid the First International loan in the fourth quarter of fiscal year 2010.

In September 2008, the Company filed a shelf registration statement on Form S-3 to offer for sale from time to time common shares and preferred shares.  This registration statement was declared effective in October 2008.  We may sell any combination of common shares and preferred shares up to an aggregate initial offering price of $150.0 million during the period that the registration statement remains effective.  During fiscal year 2010, the Company issued 12.2 million common shares under this registration statement, for net proceeds of approximately $96.9 million, before offering expenses.  These shares were issued in two public offerings in June 2009 and October 2009, respectively.  Additionally, in fiscal year 2010 the Company sold 1.2 million common shares under this registration statement, under its continuous offering program with Robert W. Baird & Co. Incorporated as sales agent, for net proceeds of approximately $10.2 million, before offering expenses but after underwriting discounts and commissions.  As of April 30, 2010, the Company had available securities under this registration statement in the aggregate amount of approximately $33.4 million.  This amount is reserved for issuance under the Company’s continuous offering program with Robert W. Baird & Co. Incorporated.

In April 2010, the Company filed a shelf registration statement on Form S-3 to register any combination of common shares and preferred shares up to an aggregate initial offering price of $150.0 million during the period that the registration statement remains effective.  To date the Company has not issued any common or preferred shares under this registration statement.

Index
2010 Annual Report 56

Continued stresses in the United States economy and ongoing tightening in the credit markets continue to result in uncertainty regarding the availability of financing to the commercial real estate sector.  In IRET’s recent experience, while loan terms, underwriting standards and interest rate spreads have changed significantly compared to the last five years, they are still within or close to historical norms.  However, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, the events involving both the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), resulting in the U.S. government’s decision to place them into indefinite conservatorship, do present an environment of heightened risk for us. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability to lend going forward will most likely result in higher loan costs for us; accordingly, we are closely monitoring ongoing announcements surrounding both firms. As of April 30, 2010, approximately 33.5%, or $27.1 million of our mortgage debt maturing in the next twelve months is placed on multi-family residential assets, and approximately 66.5%, or $53.7 million, is placed on properties in our four commercial segments. Mortgage debt maturing in the first two quarters of fiscal year 2011 consists of approximately $1.8 million on multi-family residential assets, and approximately $8.0 million on properties in our four commercial segments. Of this $9.8 million, we have to-date refinanced approximately $612,000 in commercial debt, and are working to either renew, payoff with cash or apply  credit line facilities to the remainder of the maturing debt.

Uncertainty regarding the pricing of commercial real estate and the curtailment of available financing to facilitate transactions has reduced IRET’s ability to rely on cash-out refinancings and proceeds from the sale of real estate to provide funds for investment opportunities.  Additionally, in IRET’s view, current market conditions are not yet favorable for acquisitions and development, and consequently the potential for growth in net income from acquisitions and development is anticipated to be limited in fiscal year 2011.

Despite these market uncertainties, and a continued tightening in credit standards by lenders, IRET during fiscal year 2010 acquired properties with an investment cost totaling $55.4 million. The Company had no material dispositions during fiscal year 2010.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount (currently 5%) from the market price, and to purchase additional common shares of the Company with voluntary cash contributions, also at a discount to the market price. During fiscal year 2010, approximately 1.4 million common shares were issued under this plan, with an additional 1.3 million common shares issued during fiscal year 2009, and 1.2 million common shares issued during fiscal year 2008.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  Approximately 390,000 units were issued in connection with property acquisitions during fiscal year 2010, and approximately 362,000 units and 2.3 million units, respectively, were issued in connection with property acquisitions during fiscal years 2009 and 2008.

As a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, the Company’s equity capital increased during fiscal 2010 by $118.9 million. Additionally, the equity capital of the Company increased by $3.9 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital of $122.8 million from these sources during fiscal year 2010. The Company’s equity capital increased by $21.1 million and $100.9 million in fiscal years 2009 and 2008, respectively, as a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, and contributions of real estate in exchange for UPREIT units.

Cash and cash equivalents on April 30, 2010 totaled $54.8 million, compared to $33.2 million and $53.5 million on the same date in 2009 and 2008, respectively. Despite a decrease in net income, net cash provided by operating activities increased slightly to $61.4 million in fiscal year 2010 from $60.1 million in fiscal year 2009, due to multiple factors including changes in accounts receivable, accounts payable and other non-cash items. Net cash provided by operating activities decreased to $60.1 million in fiscal year 2009 from $61.9 million in fiscal year 2008, due primarily to decreased net income as a result of higher maintenance costs.

Net cash used by investing activities increased to $79.0 million in fiscal year 2010, from $54.4 million in fiscal year 2009. Net cash used by investing activities was $145.3 million in fiscal year 2008. The increase in net cash used in

Index
2010 Annual Report 57

investing activities in fiscal year 2010 compared to fiscal year 2009 was primarily a result of greater expenditures for acquisitions and improvements of real estate investments. Net cash provided by financing activities during fiscal year 2010 was $39.1 million, compared to $26.0 million used by financing activities during fiscal year 2009. The difference was due primarily to an increase in proceeds from the sale of common shares and an increase in proceeds from mortgage borrowings and refinancings, net of principal payments on mortgages. Net cash used by financing activities during fiscal year 2009 was $26.0 million, compared to $92.3 million provided by financing activities during fiscal year 2008, due primarily to a decrease in proceeds received from mortgage borrowings and refinancings.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness was $1.1 billion on April 30, 2010 and 2009. Approximately 97.3% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2010, the weighted average rate of interest on the Company’s mortgage debt was 6.17%, compared to 6.30% on April 30, 2009.

Revolving lines of credit. As of April 30, 2010, the Company had outstanding balances of $4.0 million under its unsecured credit line with First International Bank and Trust, $1.0 million under its unsecured credit line with United Community Bank, and no amount outstanding under its unsecured credit line with First Western Bank and Trust. In addition to these three lines of credit, the Company also has a $5.0 million line of credit with Dacotah Bank. Of the $4.9 million drawn on this line, the Company includes $3.4 million in mortgages payable on the Company’s balance sheet, as secured by six small apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit. As of April 30, 2009, the Company had $4.0 million and $5.0 million drawn on its credit lines with First International Bank and Trust and Dacotah Bank, respectively, and had no outstanding amounts under its credit lines with Bremer Bank and First Western Bank and Trust. Of the $5.0 million drawn on the Dacotah Bank line at April 30, 2009, the Company included $3.5 million in mortgages payable on the Company’s balance sheet, as secured by six small apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit.

Mortgage Loans Receivable. Mortgage loans receivable net of allowance decreased to approximately $158,000 at April 30, 2010, from approximately $160,000 at April 30, 2009.

Property Owned. Property owned increased to $1.8 billion at April 30, 2010, from $1.7 billion at April 30, 2009. The increase resulted primarily from the acquisition of the additional investment properties as described in the “Property Acquisitions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and improvements at existing properties.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2010, totaled $54.8 million, compared to $33.2 million on April 30, 2009. The increase in cash on hand on April 30, 2010, as compared to April 30, 2009, was due primarily to an increase in proceeds from the sale of common shares.

Marketable Securities. IRET’s investment in marketable securities classified as available-for-sale was approximately $420,000 on April 30, 2010 and 2009. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership decreased to 20.5 million units on April 30, 2010, compared to 20.8 million units on April 30, 2009. The decrease in units outstanding at April 30, 2010 as compared to April 30, 2009, resulted primarily from the conversion of units to shares, net of units issued in exchange for property.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2010 totaled 75.8 million compared to 60.3 million common shares outstanding on April 30, 2009. This increase in common shares outstanding from April 30, 2009 to April 30, 2010 was due to the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan. During the fourth quarter of fiscal year 2010, the Company sold 1.2 million common shares under its continuous offering program with Robert W. Baird & Co. Incorporated as sales agent.  The net proceeds (before offering expenses but after underwriting discounts and commissions) from the offering of $10.2 million through April 30, 2010 will be used for general

Index
2010 Annual Report 58

corporate purposes.  During the second quarter of fiscal year 2010, IRET completed a public offering of 9.2 million common shares of beneficial interest at $8.25 per share (before underwriting discounts and commissions). Proceeds of the offering included in equity totaled $72.1 million after deducting underwriting discounts and commissions but before deducting offering expenses. During the first quarter of fiscal year 2010, IRET completed a public offering of 3.0 million common shares of beneficial interest at $8.70 per share (before underwriting discounts and commissions). Proceeds of the offering included in IRET shareholder’s equity totaled $24.8 million after deducting underwriting discounts and commissions but before deducting offering expenses. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 1.4 million common shares issued during fiscal year 2010, for a total value of approximately $11.9 million. Conversions of approximately 707,000 UPREIT Units to common shares during fiscal year 2010, for a total of approximately $3.8 million in IRET shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the twelve months ended April 30, 2010 compared to the twelve months ended April 30, 2009. Preferred shares of beneficial interest outstanding on April 30, 2010 and 2009 totaled 1.2 million.

Contractual Obligations and Other Commitments

The primary contractual obligations of the Company relate to its borrowings under its four lines of credit and mortgage notes payable. The Company had $6.5 million outstanding under its lines of credit at April 30, 2010. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2010, are included in the table below as “Long-term debt.” Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2010. The “Other Debt” category consists of an unsecured promissory note issued by the Company to the sellers of an office/warehouse property located in Minnesota.  The Company acquired this property in fiscal year 2009 for a purchase price of $4.0 million, consisting of $3.0 million in cash and the $1.0 million balance payable under a promissory note with a ten-year term.  If the tenant defaults in the initial term of the lease, the then-current balance of the promissory note is forfeited to the Company.

As of April 30, 2010, the Company was a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $501,000 per year in rent under these leases, which have remaining terms ranging from 3 to 91 years, and expiration dates ranging from July 2012 to October 2100.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant purchase obligations as of April 30, 2010, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in the purchase obligation category are costs for construction and expansion projects and capital improvements at the Company’s properties. Purchase obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,423,621	$171,188	$270,035	$240,316	$742,082
Other Debt (principal and interest)	$1,456	$60	$217	$205	$974
Operating Lease Obligations	$25,461	$501	$1,000	$1,001	$22,959
Purchase Obligations	$5,297	$5,297	$0	$0	$0

Off-Balance-Sheet Arrangements

As of April 30, 2010, the Company had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 30, 2010, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 15, 2010. On July 1, 2010, the Company paid a distribution of 17.15 cents per share on the Company’s common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 15, 2010.

Index
2010 Annual Report 59

Pending Acquisitions and Dispositions.  The Company has signed an agreement for the purchase of two medical office buildings: a one-story, approximately 14,705 square foot medical building located in Billings, Montana, and a one-story, approximately 14,640 square foot medical building located in Missoula, Montana, for a purchase price totaling approximately $5.2 million, of which approximately $4.3 million would consist of the assumption of existing debt, with the remaining approximately $957,000 paid in cash. This proposed acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed.  The Company has also signed an agreement for the purchase of a two-building senior housing complex located in Minot, North Dakota, consisting of two single-story facilities with a combined total of approximately 169 units/beds, for a purchase price of approximately $15.2 million, of which approximately $5.7 million would consist of the assumption of existing debt, with the remaining approximately $9.5 million to be paid in cash. This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the acquisition will be completed.

The Company is marketing for sale its 504-unit Dakota Hill multi-family residential property in Irving, Texas. A sales agreement for the property was terminated by a prospective buyer during the third quarter of fiscal year 2010; during the fourth quarter the Company signed a sales agreement for the property with a different prospective purchaser. During the fourth quarter of fiscal year 2010, the Company refinanced the Dakota Hill property, replacing existing mortgage debt of approximately $22.4 million with new debt totaling approximately $23.5 million, with a maturity date of February 1, 2017. The Company has also signed agreements for the sale of three multi-family residential properties in Colorado: the Company’s 210-unit Miramont and 195-unit Pinecone Apartments in Ft. Collins, Colorado and its 192-unit Neighborhood Apartments in Colorado Springs, Colorado.  These proposed dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be completed.

Development Projects.  During the third quarter of fiscal year 2010, the Company acquired an approximately 6.8 acre parcel of vacant land located in Fargo, North Dakota for a purchase price of approximately $395,000. The Company has constructed an office/warehouse facility on this property occupied by a single tenant, with the lease for this property commencing on July 1, 2010.  The Company estimates that its final cost to construct the facility will be approximately $4.1 million, including the cost of the land plus imputed construction interest.

Subsequent to the fourth quarter of fiscal year 2010, on July 3, 2010, the Company signed an agreement for the construction of an addition to its existing Edgewood Vista assisted living facility in Spearfish, South Dakota.  This development project will add dining and garage facilities and approximately 23 senior housing apartments to the existing facility for an estimated total cost of $2.6 million.  Completion of the addition is expected in January 2011.

Fox River and Stevens Point Tenant Bankruptcy. The tenants in IRET’s Fox River senior housing project in Grand Chute, Wisconsin, and Stevens Point senior housing project in Stevens Point, Wisconsin, affiliates of Sunwest Management, Inc., declared bankruptcy in December 2008. IRET’s investment in the Fox River and Stevens Point properties leased to these Sunwest affiliates is approximately $3.8 million and $14.8 million, respectively.  Subsequent to the end of fiscal year 2010, IRET negotiated a Settlement and Lease Modification Agreement with the parent company of its tenants in these projects and with the court-appointed receiver; under the terms of this agreement, the effectiveness of which is subject to confirmation of the debtors’ Plan of Reorganization by the bankruptcy court, IRET would receive a cash payment of $2.2 million to settle its claims in bankruptcy against its tenants, and the Stevens Point lease would be modified to reduce the Annual Rent due under the lease to $1.0 million (or approximately $85,000 per month), compared to $1.4 million (or approximately $113,000 per month) under the lease as originally written.  The Stevens Point lease would be assigned to an acquiring entity formed by Blackstone Ventures.  The Fox River lease is not being assumed or assigned, and IRET is continuing to evaluate its options in regard to this project; at this time IRET considers that, subject to its analysis of market conditions, it will proceed to market the Fox River property in an attempt to recover its investment and provide some return on investment.

Related Party Transaction.  Subsequent to the end of fiscal year 2010, on May 21, 2010, the Company closed on a mortgage loan from First International Bank and Trust, of which Stephen L. Stenehjem, a member of the Company’s Board of Trustees, is the President and Chief Executive Officer.  The loan, in the amount of $3.2 million, is secured by a first mortgage on the Company’s MedPark Mall property in Grand Forks, North Dakota, and has a 5-year term, a 20-year amortization, and an interest rate of 6.25% per annum.

Index
2010 Annual Report 60

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates. Because approximately 97.3% of our debt, as of April 30, 2010 (99.1% and 98.9% respectively, as of April 30, 2009 and 2008), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2010, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.

	Future Principal Payments (in thousands)
Long Term Debt	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate	$103,203	$116,884	$47,459	$60,595	$91,374	$609,091	$1,028,606	$986,866
Average Fixed Interest Rate	6.10%	5.82%	6.01%	5.96%	5.64%
Variable Rate	$4,111	$731	$650	$1,157	$581	$21,783	$29,013	$29,013
Average Variable Interest Rate	3.73%	3.88%	3.87%	3.79%	3.85%
							$1,057,619	$1,015,879

	Future Interest Payments (in thousands)
Long Term Debt	2011	2012	2013	2014	2015	Thereafter	Total
Fixed Rate	$62,792	$53,830	$48,578	$45,351	$39,506	$109,552	$359,609
Variable Rate	1,082	966	936	892	862	1,655	6,393
							$366,002

As of April 30, 2010, the weighted average interest rate on our fixed rate and variable rate loans was 6.23% and 3.95%, respectively. The weighted average interest rate on all of our debt as of April 30, 2010, was 6.17%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $29.0 million of variable rate indebtedness would increase our annual interest expense by $290,000.

Marketable Securities. IRET’s investments in securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. As of April 30, 2010 and 2009, IRET had approximately $420,000 of marketable securities classified as “available-for-sale,” consisting of bank certificates of deposit. The values of these securities will fluctuate with changes in market interest rates.

Investments with Certain Financial Institutions. IRET has entered into a cash management arrangement with First Western Bank, the “Bank” with respect to deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2010 and 2009, these amounts totaled $25.2 million and $19.1 million, respectively.

Deposits exceeding FDIC insurance. The Company is potentially exposed to off-balance-sheet risk in respect of cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Item 8. Financial Statements and Supplementary Data

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report, and are incorporated herein by reference.

Index
2010 Annual Report 61

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures:  As of April 30, 2010, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended).  Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Index
2010 Annual Report 62

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

As of April 30, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2010, was effective.

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

The Company’s internal control over financial reporting as of April 30, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page F-2 hereof, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010.

(The remainder of this page has been intentionally left blank.)

Index
2010 Annual Report 63

Item 9B.  Other Information

None.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference. IRET has adopted a Code of Ethics applicable to, among others, IRET’s principal executive officer and principal financial and accounting officer. This Code is available on our website at www.iret.com.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The following table provides information as of April 30, 2010 regarding compensation plans (including individual compensation arrangements) under which our common shares of beneficial interest are available for issuance:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	0	1,982,311(2)
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	1,982,311

(1)	The 2008 Incentive Award Plan of Investors Real Estate Trust and IRET Properties approved by shareholders on September 16, 2008.
(2)	All of the shares available for future issuance under the 2008 Incentive Award Plan approved by shareholders may be issued as restricted shares or performance shares.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Index
2010 Annual Report 64

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and such information is incorporated herein by reference.

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

Index
2010 Annual Report 65

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

10.6*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2005, and incorporated herein by reference.

10.7*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 12, 2005, and incorporated herein by reference.

10.8	Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

10.9*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed September 11, 2006, and incorporated herein by reference.

10.10	Loan and Security Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.

10.11*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2007, and incorporated herein by reference.

10.12*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2008, and incorporated herein by reference.

10.13*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2009, and incorporated herein by reference.

10.14*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2007, and incorporated herein by reference.

10.15*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed September 9, 2009, and incorporated herein by reference.

10.16*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2009, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Senior Vice President and Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

32.2	Section 906 Certification of the Senior Vice President and Chief Financial Officer, filed herewith.

________________________
*           Indicates management compensatory plan, contract or arrangement.

Index
2010 Annual Report 66

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2010	Investors Real Estate Trust

	By:	/s/ Timothy P. Mihalick
Timothy P. Mihalick
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	June 23, 2010

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee & Vice Chairman	June 23, 2010

/s/ Timothy P. Mihalick
Timothy P. Mihalick	President & Chief Executive Officer (Principal Executive Officer); Trustee	June 23, 2010

/s/ Thomas A. Wentz, Jr.
Thomas A. Wentz, Jr.	Trustee and Chief Operating Officer	June 23, 2010

/s/ Diane K. Bryantt
Diane K. Bryantt	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	June 23, 2010

/s/ Edward T. Schafer
Edward T. Schafer	Trustee	June 23, 2010

/s/ John D. Stewart
John D. Stewart	Trustee	June 23, 2010

/s/ Patrick G. Jones
Patrick G. Jones	Trustee	June 23, 2010

/s/ C.W. “Chip” Morgan
C.W. “Chip” Morgan	Trustee	June 23, 2010

/s/ John T. Reed
John T. Reed	Trustee	June 23, 2010

/s/ W. David Scott
W. David Scott	Trustee	June 23, 2010

Index
2010 Annual Report 67

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF April 30, 2010 AND 2009,
AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,
EQUITY AND CASH FLOWS FOR EACH OF
THE FISCAL YEARS IN THE THREE YEARS ENDED April 30, 2010.

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2010

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

PO Box 1988
3015 16th Street SW, Suite 100
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

  2010 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2010 Annual Report F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and subsidiaries (the "Company") as of April 30, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2010. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial

2010 Annual Report F-2

statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 14, 2010

2010 Annual Report F-3

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2010 and 2009

	(in thousands)
	April 30, 2010	April 30, 2009
ASSETS
Real estate investments
Property owned	$1,800,519	$1,729,585
Less accumulated depreciation	(308,626)	(262,871)
	1,491,893	1,466,714
Development in progress	2,831	0
Unimproved land	6,007	5,701
Mortgage loans receivable, net of allowance of $3 and $3, respectively	158	160
Total real estate investments	1,500,889	1,472,575
Other assets
Cash and cash equivalents	54,791	33,244
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance of $912 and $842, respectively	17,320	16,012
Accounts receivable, net of allowance of $257 and $286, respectively	4,916	2,738
Real estate deposits	516	88
Prepaid and other assets	1,189	1,051
Intangible assets, net of accumulated amortization of $39,571 and $44,887, respectively	50,700	52,173
Tax, insurance, and other escrow	9,301	7,261
Property and equipment, net of accumulated depreciation of $924 and $957, respectively	1,392	1,015
Goodwill	1,388	1,392
Deferred charges and leasing costs, net of accumulated amortization of $13,131 and $11,010, respectively	18,108	17,122
TOTAL ASSETS	$1,660,930	$1,605,091
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$38,514	$32,773
Revolving lines of credit	6,550	5,500
Mortgages payable	1,057,619	1,070,158
Other	1,320	1,516
TOTAL LIABILITIES	1,104,003	1,109,947
COMMITMENTS AND CONTINGENCIES (NOTE 15)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	1,812	1,737
EQUITY
Investors Real Estate Trust shareholder’s equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2010 and April 30, 2009, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 75,805,159 shares issued and outstanding at April 30, 2010, and 60,304,154 shares issued and outstanding at April 30, 2009)	583,618	461,648
Accumulated distributions in excess of net income	(201,412)	(155,956)
Total Investors Real Estate Trust shareholders’ equity	409,523	333,009
Noncontrolling interests – Operating Partnership (20,521,365 units at April 30, 2010 and 20,838,197 units at April 30, 2009)	134,970	148,199
Noncontrolling interests – consolidated real estate entities	10,622	12,199
Total equity	555,115	493,407
TOTAL LIABILITIES AND EQUITY	$1,660,930	$1,605,091

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2010 Annual Report F-4

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2010, 2009, and 2008

	(in thousands, except per share data)
	2010	2009	2008
REVENUE
Real estate rentals	$197,714	$194,758	$179,965
Tenant reimbursement	45,061	45,247	41,205
TOTAL REVENUE	242,775	240,005	221,170
EXPENSES
Depreciation/amortization related to real estate investments	57,393	54,646	50,042
Utilities	18,058	18,975	17,793
Maintenance	28,208	27,603	24,582
Real estate taxes	31,529	30,443	27,133
Insurance	3,905	3,051	2,624
Property management expenses	19,841	18,079	15,273
Administrative expenses	5,716	4,430	4,745
Advisory and trustee services	502	452	458
Other expenses	2,513	1,440	1,344
Amortization related to non-real estate investments	2,370	2,068	1,476
Impairment of real estate investments	1,678	338	0
TOTAL EXPENSES	171,713	161,525	145,470
Gain on involuntary conversion	1,660	0	0
Interest expense	(69,106)	(68,743)	(63,439)
Interest income	546	608	2,095
Other income	355	314	665
Income from continuing operations before gain on sale of other investments	4,517	10,659	15,021
Gain on sale of other investments	68	54	42
Income from continuing operations	4,585	10,713	15,063
Discontinued operations	0	0	566
NET INCOME	4,585	10,713	15,629
Net income attributable to noncontrolling interests – Operating Partnership	(562)	(2,227)	(3,677)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(22)	40	136
Net income attributable to Investors Real Estate Trust	4,001	8,526	12,088
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,629	$6,154	$9,716
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.03	$.11	$.17
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00	.01
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.03	$.11	$.18

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2010 Annual Report F-5

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
for the years ended April 30, 2010, 2009, and 2008

(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
BALANCE APRIL 30, 2007	1,150	$27,317	48,570	$354,336	$(96,827)	$(16)	$168,554	$453,364
Comprehensive Income
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					12,088		3,506	15,594
Unrealized gain for the period on securities available-for-sale						16		16
Total comprehensive income								15,610
Distributions - common shares					(35,387)		(13,503)	(48,890)
Distributions - preferred shares					(2,372)			(2,372)
Distribution reinvestment plan			1,177	11,274				11,274
Shares issued			6,934	66,679				66,679
Partnership units issued							22,931	22,931
Redemption of units for common shares			1,052	7,753			(7,753)	0
Adjustments to redeemable noncontrolling interests				(773)				(773)
Fractional shares repurchased			(1)	(14)				(14)
Other							(178)	(178)
BALANCE APRIL 30, 2008	1,150	$27,317	57,732	$439,255	$(122,498)	$0	$173,557	$517,631
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					8,526		2,134	10,660
Distributions - common shares					(39,612)		(14,383)	(53,995)
Distributions - preferred shares					(2,372)			(2,372)
Distribution reinvestment plan			1,186	11,385				11,385
Shares issued			641	5,978				5,978
Partnership units issued							3,730	3,730
Redemption of units for common shares			746	5,034			(5,034)	0
Adjustments to redeemable noncontrolling interests				6				6
Fractional shares repurchased			(1)	(10)				(10)
Other							394	394
BALANCE APRIL 30, 2009	1,150	$27,317	60,304	$461,648	$(155,956)	$0	$160,398	$493,407
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					4,001		524	4,525
Distributions - common shares					(47,085)		(14,261)	(61,346)
Distributions - preferred shares					(2,372)			(2,372)
Distribution reinvestment plan			1,240	10,534				10,534
Shares issued			13,555	108,421				108,421
Partnership units issued							3,897	3,897
Redemption of units for common shares			707	3,755			(3,755)	0
Adjustments to redeemable noncontrolling interests				(192)				(192)
Fractional shares repurchased			(1)	(11)				(11)
Other				(537)			(1,211)	(1,748)
BALANCE APRIL 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$0	$145,592	$555,115

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2010 Annual Report F-6

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2010, 2009, and 2008

	(in thousands)
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,585	$10,713	$15,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,184	57,832	52,423
Gain on sale of real estate, land and other investments	(68)	(54)	(556)
Gain on involuntary conversion	(1,660)	0	0
Impairment of real estate investments	1,678	338	0
Donation of real estate investments	450	0	0
Bad debt expense	1,399	2,472	1,060
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,443)	(2,403)	(1,921)
Increase in accounts receivable	(3,371)	(603)	(1,754)
(Increase) decrease in prepaid and other assets	(138)	(702)	219
(Increase) decrease in tax, insurance and other escrow	(2,040)	1,381	(1,420)
Increase in deferred charges and leasing costs	(4,731)	(5,686)	(5,468)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	5,567	(3,153)	3,667
Net cash provided by operating activities	61,412	60,135	61,879
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities - available-for-sale	0	0	1,740
Net (payments) proceeds of real estate deposits	(428)	1,291	(644)
Principal proceeds on mortgage loans receivable	2	389	25
Investment in mortgage loans receivable	0	0	(167)
Purchase of marketable securities - available-for-sale	0	0	(54)
Proceeds from sale of real estate and other investments	143	68	1,374
Insurance proceeds received	1,395	2,962	837
Payments for acquisitions and improvements of real estate investments	(80,069)	(59,077)	(148,364)
Net cash used by investing activities	(78,957)	(54,367)	(145,253)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	166,490	73,530	111,684
Principal payments on mortgages payable	(180,482)	(67,230)	(45,759)
Principal payments on revolving lines of credit and other debt	(15,567)	(14,073)	(73)
Proceeds from revolving lines of credit and other debt	15,500	20,500	0
Proceeds from sale of common shares, net of issue costs	108,271	5,978	66,679
Net (payments) proceeds from noncontrolling partner – consolidated real estate entities	(475)	717	0
Repurchase of fractional shares and partnership units	(11)	(10)	(14)
Distributions paid to common shareholders, net of reinvestment of $9,762, $10,603 and $10,518, respectively	(37,323)	(29,009)	(24,869)
Distributions paid to preferred shareholders	(2,372)	(2,372)	(2,372)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net reinvestment of $772, $782 and $756, respectively	(13,489)	(13,601)	(12,747)
Distributions paid to noncontrolling interests – consolidated real estate entities	(1,273)	(165)	(179)
Distributions paid to redeemable noncontrolling interests-consolidated real estate entities	(177)	(112)	0
Redemption of partnership units and investment certificates	0	(158)	(11)
Net cash provided (used) by financing activities	39,092	(26,005)	92,339
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,547	(20,237)	8,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	33,244	53,481	44,516
CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,791	$33,244	$53,481

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2010 Annual Report F-7

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2010, 2009, and 2008

	(in thousands)
	2010	2009	2008
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$9,762	$10,603	$10,518
Operating partnership distribution reinvestment plan	772	782	756
Real estate investment acquired through assumption of indebtedness and accrued costs	2,569	0	46,794
Assets acquired through the issuance of operating partnership units	3,897	3,730	22,931
Operating partnership units converted to shares	3,755	5,034	7,753
Adjustments to accounts payable included within real estate investments	324	(90)	1,051
Adjustments to redeemable noncontrolling interests	(192)	6	(773)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on mortgages	$67,234	$67,947	$62,110
Interest other	682	421	100
	$67,916	$68,368	$62,210

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2010 Annual Report F-8

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010, 2009, and 2008

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan, Wisconsin and Wyoming. As of April 30, 2010, IRET owned 78 multi-family residential properties with approximately 9,691 apartment units and 173 commercial properties, consisting of commercial office, commercial medical, commercial industrial and commercial retail properties, totaling approximately 12.0 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 78.7% and 74.3% as of April 30, 2010 and 2009, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention; we have omitted all references to the prior detailed numerical referencing system previously used by the FASB to identify FASB statements, staff positions, abstracts and accounting statements of position.

Effective May 1, 2009, the Company adopted FASB amended guidance that characterized ownership interests in a subsidiary that are held by owners other than the parent as noncontrolling interests (previously reported on the

2010 Annual Report F-9

NOTE 2 • continued

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

The Company has concluded that for its noncontrolling interests that allow for redemption in either cash or Company shares (i.e., the limited partnership units of the Operating Partnership), all such provisions are solely within its control.  As a result of its evaluation, the Company has determined that all of these noncontrolling interests qualify as permanent equity.  As of April 30, 2010, the Operating Partnership’s noncontrolling interests have a redemption value of approximately $179.2 million (based on the Company’s closing common share price on the NASDAQ Global Select Market on that date of $8.73), which represents the amount that would be paid to the Operating Partnership’s outside noncontrolling limited partners.  The Company has one joint venture which allows the Company’s unaffiliated partner, at its election, to require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.  The Company is not aware of any intent of the joint venture partner to exercise this option.  However, because the redemption of this interest is not solely within the control of the Company, the related noncontrolling interest is presented as “redeemable noncontrolling interest” in the mezzanine section of the Company’s consolidated balance sheets as of April 30, 2010 and 2009.

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

In June 2009, the FASB issued new guidance that amends the existing guidance as follows: a) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity, b) to require ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur, c) to eliminate the quantitative approach previously required for

2010 Annual Report F-10

NOTE 2 • continued

determining the primary beneficiary of a variable interest, d) to amend certain guidance for determining whether an entity is a variable interest entity, e) to add an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur, f) to eliminate the exception for troubled debt restructuring regarding variable interest entity reconsideration, and g) to require advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The new guidance is effective for the first annual reporting period beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

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

REAL ESTATE INVESTMENTS

Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Acquisitions of real estate investments are recorded based upon preliminary allocations of the purchase price which are subject to adjustment as additional information is obtained, but in no case more than one year after the date of acquisition. The Company allocates the purchase price based on the relative fair values of the tangible and intangible assets of an acquired property (which includes the land, building, and personal property) which are determined by valuing the property as if it were vacant and to fair value of the intangible assets (which include in-place leases.) The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparables. A land value is assigned based on the purchase price if land is acquired separately or based on estimated fair value if acquired in a merger or in a single or portfolio acquisition.

Above-market and below-market in-place lease intangibles for acquired properties are fair-valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.

Other intangible assets acquired include amounts for in-place lease values that are based upon the Company’s evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include an estimate of carrying costs and foregone rental income during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. The Company also considers information about each property obtained during its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

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

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If

2010 Annual Report F-11

NOTE 2 • continued

indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During fiscal year 2010, the Company incurred a loss of $1.7 million due to impairment of three properties. The Company recorded a charge for impairment of approximately $818,000 on a commercial retail property in Ladysmith, Wisconsin, based upon receipt of a market offer to purchase and the Company’s probable intention to dispose of the property. The Company recorded a charge for impairment of approximately $152,000 on its former headquarters building in Minot, North Dakota, based upon receipt and acceptance of a market offer to purchase.  The Company also recorded an impairment charge of approximately $708,000 on a commercial retail property located in Kentwood, Michigan.  This property’s tenant has vacated the premises but continues to pay rent under a lease agreement that will expire on October 29, 2010.  Broker representations and market data for this commercial retail property provided the basis for the impairment charge. During fiscal year 2009,  the Company incurred a loss of approximately $338,000 due to impairment of the property formerly used as IRET’s Minot headquarters. No impairment losses were recorded in fiscal year 2008.

REAL ESTATE HELD FOR SALE

Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

The application of current accounting principles that govern the classification of any of our properties as held-for-sale on the balance sheet requires management to make certain significant judgments. The Company makes a determination as to the point in time that it is probable that a sale will be consummated. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of the current accounting principles governing the classification of properties as held-for-sale prior to a sale formally closing. Therefore, any properties categorized as held-for-sale represent only those properties that management has determined are probable to close within the requirements set forth in current accounting principles.

The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the twelve months ended April 30, 2010 and 2009, respectively, the Company added approximately $7.5 million and $618,000 of new intangible assets and $20,000 and $54,000 of new intangible liabilities. The weighted average lives of the intangible assets and intangible liabilities acquired in the twelve months ended April 30, 2010 and 2009 are 17.4 years and 1.8 years, respectively.  Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

2010 Annual Report F-12

NOTE 2 • continued

The Company’s identified intangible assets and intangible liabilities at April 30, 2010 and 2009 were as follows:

	(in thousands)
	April 30, 2010	April 30, 2009
Identified intangible assets (included in intangible assets):
Gross carrying amount	$90,271	$97,060
Accumulated amortization	(39,571)	(44,887)
Net carrying amount	$50,700	$52,173

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,260	$2,638
Accumulated amortization	(940)	(2,122)
Net carrying amount	$320	$516

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(45,000) and $170,000 for the twelve months ended April 30, 2010 and 2009, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2011	$59
2012	46
2013	28
2014	29
2015	12

Amortization of all other identified intangible assets (a component of depreciation/amortization related to real estate investments) was $8.7 million and $10.2 million for the twelve months ended April 30, 2010 and 2009, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2011	$6,737
2012	4,731
2013	3,756
2014	3,351
2015	2,993

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill as of April 30, 2010 and 2009 was $1.4 million. The annual reviews of goodwill compared the fair value of the business units that have been assigned goodwill to their carrying value (investment cost less accumulated depreciation), with the results for these periods indicating no impairment. In fiscal year 2010 the Company disposed of two buildings of an apartment community that had goodwill assigned, and as result, approximately $4,000 of goodwill was derecognized.

PROPERTY AND EQUIPMENT

Property and equipment consists of the equipment contained at IRET’s headquarters in Minot, North Dakota, a corporate office in Minneapolis, Minnesota, and seven additional property management offices in Minnesota, North Dakota, Nebraska, Kansas and Missouri. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2010 and 2009, the cost was $2.3 million and $2.0 million, respectively. Accumulated depreciation was approximately $924,000 and $957,000 as of April 30, 2010 and 2009, respectively.

2010 Annual Report F-13

NOTE 2 • continued

MORTGAGE LOANS RECEIVABLE

Mortgage loans receivable (which include contracts for deed) are stated at the outstanding principal balance, net of an allowance for uncollectibility. Interest income is accrued and reflected in the balance sheet. Non-performing loans are recognized as impaired. The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether the loan is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. An allowance is recorded to reduce impaired loans to their estimated fair value. Interest on impaired loans is recognized on a cash basis.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of the Company’s bank deposits and short-term investment certificates acquired subject to repurchase agreements, and the Company’s deposits in a money market mutual fund.

COMPENSATING BALANCES

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $100,000; United Community Bank, Minot, North Dakota, deposit of $370,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000, and First International Bank, Watford City, North Dakota, deposit of $3.2 million.

MARKETABLE SECURITIES

IRET’s investments in marketable securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. These securities are valued at current fair value with the resulting unrealized gains and losses excluded from earnings and reported as a separate component of equity until realized. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  At April 30, 2010, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed

2010 Annual Report F-14

NOTE 2 • continued

uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2010, 2009 and 2008 is as follows:

	(in thousands)
	2010	2009	2008
Balance at beginning of year	$1,131	$1,264	$910
Provision	1,399	2,472	1,060
Write-off	(1,358)	(2,605)	(706)
Balance at close of year	$1,172	$1,131	$1,264

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

NONCONTROLLING INTERESTS

Interests in the Operating Partnership held by limited partners are represented by Units. The Operating Partnership’s income is allocated to holders of Units based upon the ratio of their holdings to the total Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the Operating Partnership agreement.

IRET reflects noncontrolling interests in Mendota Properties LLC, IRET–BD LLC, IRET-Candlelight LLC, IRET-Golden Jack LLC, and IRET-1715 YDR LLC on the balance sheet for the portion of properties consolidated by IRET that are not wholly owned by IRET. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests–consolidated real estate entities in the consolidated statements of operations.

Noncontrolling interests are reported as a separate component of equity. Amounts attributable to the parent for income from continuing operations and discontinued operations are as follows:

	For Years Ended April 30,
	(in thousands)
Amounts Attributable to Investors Real Estate Trust	2010	2009	2008

Income from continuing operations – Investors Real Estate Trust	$4,001	$8,526	$11,675
Discontinued Operations – Investors Real Estate Trust	0	0	413
Net income attributable to Investors Real Estate Trust	$4,001	$8,526	$12,088

2010 Annual Report F-15

NOTE 2 • continued

INCOME TAXES

IRET operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the fiscal years ended April 30, 2010, 2009 and 2008, the Company distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.  Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income.  In general, however, if the Company qualifies as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).

The Company has one TRS, acquired during the fourth quarter of fiscal year 2010, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates.  For fiscal year 2010, the Company’s TRS had a small net operating loss.  There were no income tax provisions or material deferred income tax items for our TRS for the fiscal year ended April 30, 2010.  The Company’s TRS is the tenant in the Company’s Wyoming assisted living facilities.

The Company adopted the provisions of the authoritative guidance for accounting for uncertainty in income taxes on May 1, 2007.  This guidance addresses the recognition and measurement of assets and liabilities associated with tax positions taken or expected to be taken in a tax return.  As a result of the adoption of the authoritative guidance, the Company reviewed its potential uncertain tax positions and made no adjustments to its existing financial and tax accounting treatment.

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

2010 Annual Report F-16

NOTE 2 • continued

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

IRET has entered into a cash management arrangement with First Western Bank, the “Bank” with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2010 and 2009, these amounts totaled $25.2 million and $19.1 million, respectively.

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.5 billion as of April 30, 2010, and April 30, 2009.

Construction period interest of approximately $19,000, $912,0000, and $505,000 has been capitalized for the years ended April 30, 2010, 2009, and 2008, respectively.

The future minimum lease receipts to be received under non-cancellable leases for commercial properties as of April 30, 2010, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2011	$115,837
2012	103,527
2013	91,464
2014	79,490
2015	64,830
Thereafter	270,014
$725,162

During fiscal year 2010, the Company incurred a loss of $1.7 million due to impairment of three properties. For the year ended April 30, 2009, the Company incurred a loss of approximately $338,000 due to impairment of the property formerly used as IRET’s Minot headquarters. During fiscal year 2008, the Company incurred no losses due to impairment.

During fiscal year 2010, the Company reached an agreement for final settlement of insurance claims related to a fiscal year 2009 fire loss and realized a $1.7 million gain from involuntary conversion, as the total proceeds of $2.4 million exceeded our estimated basis in the assets requiring replacement.

2010 Annual Report F-17

NOTE 5 • MORTGAGE LOANS RECEIVABLE - NET

The mortgage loans receivable consists of one contract for deed that is collateralized by real estate. The interest rate on this loan is 7.0% and it matures in fiscal 2013. Future principal payments due under this mortgage loan as of April 30, 2010, are as follows:

Year Ended April 30,	(in thousands)
2011	$2
2012	2
2013	157
161
Less allowance for doubtful accounts	(3)
$158

There were no non-performing mortgage loans receivable as of April 30, 2010 and 2009.

NOTE 6 • MARKETABLE SECURITIES

The amortized cost and fair value of marketable securities available-for-sale at April 30, 2010 and 2009 are as follows.

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bank certificates of deposit	$420	$0	$0	$420
	$420	$0	$0	$420

As of April 30, 2010, $370,000 of the investment in bank certificates of deposit will mature in less than one year, while the remaining $50,000 will mature in May 2012.

There were no realized gains or losses on sales of securities available-for-sale for the fiscal years ended April 30, 2010 and 2009. There was a realized gain on sale of securities available-for-sale of $42,000 for the fiscal year ended April 30, 2008. There were no other-than-temporary impairment losses incurred on the securities available-for-sale for the fiscal years ended April 30, 2010, 2009 and 2008.

NOTE 7 • REVOLVING LINES OF CREDIT

IRET has lines of credit with four financial institutions as of April 30, 2010. Interest payments on outstanding borrowings are due monthly. These credit facilities are summarized in the following table:

	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2010	Amount Outstanding as of April 30, 2009	Applicable Interest Rate as of April 30, 2010	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2010

Lines of Credit
(1) United Community Bank	$1,117	$1,050	$0	5.75%	08/31/10	5.75%
(2) First Western Bank & Trust	12,000	0	0	5.25%	12/10/11	5.25%
(3) First International Bank & Trust	14,000	4,000	4,000	6.20%	12/21/10	6.20%
(4) Dacotah Bank	1,500	1,500	1,500	4.50%	11/1/10	4.06%

Total	$28,617	$6,550	$5,500

Borrowings under the lines of credit bear interest based on the following: (1) 5.75%, (2) 175 basis points below the Wall Street Journal Prime Rate with a floor of 5.25% and a ceiling of 8.25% and (3) 50 basis points above the Wall Street Journal Prime Rate with a floor of 6.20%.  In addition to these three lines of credit, the Company also has a $5.0 million line of credit maturing in November 2010 with Dacotah Bank in Minot, North Dakota. Of the $4.9

2010 Annual Report F-18

NOTE 7 • continued

million drawn on this line, the Company includes $3.4 million in mortgages payable on the Company’s balance sheet, as secured by six small apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit. Borrowings under the Dacotah Bank line of credit bear interest at 125 basis points above the Wall Street Journal Prime Rate. The Company is required to maintain an outstanding balance of $4.0 million under the First International Bank line of credit.  There are no non-usage charges under the Company’s other lines of credit.

NOTE 8 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 3.04% to 9.75%, and the mortgages have varying maturity dates from August 1, 2010, through May 31, 2035.

Of the mortgages payable, the balance of fixed rate mortgages totaled $1.0 billion at April 30, 2010 and $1.1 billion at April 30, 2009, and the balances of variable rate mortgages totaled $29.0 million and $9.6 million as of April 30, 2010, and 2009, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2010, the weighted average rate of interest on the Company’s mortgage debt was 6.17%, compared to 6.30% on April 30, 2009. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2010, is as follows:

Year Ended April 30,	(in thousands)
2011	$107,314
2012	117,615
2013	48,109
2014	61,752
2015	91,955
Thereafter	630,874
Total payments	$1,057,619

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES

PROPERTY ACQUISITION

During fiscal year 2008, the Company acquired a two-story commercial office building consisting of approximately 65,000 rentable square feet, located in Fenton, Missouri, for a purchase price of $7.0 million.  The Company purchased the property from entities controlled by W. David Scott, a trustee of the Company.  In accordance with the requirements of the Company’s Declaration of Trust, the transaction was approved by a majority of the trustees and by a majority of the independent trustees not otherwise interested in the transaction.

BANKING SERVICES

The Company maintains an unsecured line of credit with First International Bank and Trust, Watford City, North Dakota (First International).  Stephen L. Stenehjem, a member of the Company’s Board of Trustees and Audit Committee, is the President and Chief Executive Officer of First International, and the bank is owned by Mr. Stenehjem and members of his family. During fiscal year 2010, the Company paid a $10,000 renewal fee in connection with the First International line of credit. During fiscal years 2010, 2009 and 2008, respectively, the Company’s interest charges were approximately $238,000, $91,000, and $0, for borrowings under the First International line of credit.  During fiscal year 2007, the Company entered into two mortgage loans with First International in the amounts of $450,000 and $2.4 million. The Company paid interest on the loans of approximately $32,000 and $168,000, respectively, during fiscal year 2010, and interest of approximately $33,000 and $171,000, respectively, during fiscal year 2009, and interest of approximately $34,000 and $174,000, respectively, during fiscal year 2008.  During fiscal year 2010, the Company entered into a mortgage loan with First International in the amount of $36.5 million, paying a total of approximately $37,000 in origination fees and loan closing costs, and

2010 Annual Report F-19

NOTE 9 • continued

paying interest on the loan of approximately $552,000 in fiscal year 2010. This loan was repaid in the fourth quarter of fiscal year 2010.  The Company also maintains a number of checking accounts with First International.  In each of fiscal years 2010, 2009 and 2008, respectively, IRET paid less than $500 in total in various wire transfer and other fees charged on these checking accounts.

NOTE 10 • ACQUISITIONS AND DISPOSITIONS IN FISCAL YEARS 2010 AND 2009

PROPERTY ACQUISITIONS

IRET Properties paid approximately $55.4 million for real estate properties added to its portfolio during fiscal year 2010, compared to $33.8 million in fiscal year 2009. Of the $55.4 million paid for real estate properties added to the Company’s portfolio in fiscal year 2010, approximately $3.9 million consisted of the value of limited partnership units of the Operating Partnership and approximately $2.6 million consisted of the assumption of mortgage debt, with the remainder paid in cash. The Company expensed approximately $230,000 of transaction costs related to the acquisitions in fiscal year 2010. Of the $33.8 million paid in fiscal year 2009, approximately $3.7 million was paid in the form of limited partnership units of the Operating Partnership, with the remainder paid in cash.  No transaction costs were expensed in fiscal year 2009. The fiscal year 2010 and 2009 additions are detailed below.

Fiscal 2010 (May 1, 2009 to April 30, 2010)

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
16-unit Northern Valley Apartments - Rochester, MN	$110	$610	$0	$720
48-unit Crown Apartments - Rochester, MN	261	3,289	0	3,550
	371	3,899	0	4,270
Commercial Office
15,000 sq. ft. Minot 2505 16th Street SW - Minot, ND	372	1,724	304	2,400
	372	1,724	304	2,400
Commercial Medical
65,160 sq. ft. Casper 1930 E. 12th Street (Park Place) - Casper, WY	439	5,780	1,120	7,339
35,629 sq. ft. Casper 3955 E. 12th Street (Meadow Wind) - Casper, WY	338	5,881	1,120	7,339
47,509 sq. ft. Cheyenne 4010 N. College Drive (Aspen Wind) - Cheyenne, WY	628	9,869	1,960	12,457
54,072 sq. ft. Cheyenne 4606 N. College Drive (Sierra Hills) - Cheyenne, WY	695	7,455	1,410	9,560
35,629 sq. ft. Laramie 1072 N. 22nd Street (Spring Wind) - Laramie, WY	406	6,634	1,265	8,305
	2,506	35,619	6,875	45,000
Commercial Industrial
42,180 sq. ft. Clive 2075 NW 94th Street - Clive, IA	408	2,610	332	3,350
	408	2,610	332	3,350
Unimproved Land
Fargo 1320 45th Street N. - Fargo, ND	395	0	0	395
	395	0	0	395

Total Property Acquisitions	$4,052	$43,852	$7,511	$55,415

2010 Annual Report F-20

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
Commercial Office
22,500 sq. ft. Bismarck 715 E. Bdwy – Bismarck, ND	389	1,267	255	1,911
50,360 sq. ft. IRET Corporate Plaza – Minot, ND2	0	3,896	0	3,896
	389	5,163	255	5,807
Commercial Medical
56,239 sq. ft. 2828 Chicago Avenue – Minneapolis, MN3	0	5,052	0	5,052
31,643 sq. ft. Southdale Medical Expansion (6545 France) – Edina, MN4	0	779	0	779
	0	5,831	0	5,831
Commercial Industrial
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

PROPERTY DISPOSITIONS

During fiscal years 2010 and 2009, the Company had no material dispositions.

NOTE 11 • OPERATING SEGMENTS

IRET reports its results in five reportable segments: multi-family residential, commercial office, commercial medical (including senior housing), commercial industrial and commercial retail properties.  The Company’s reportable segments are aggregations of similar properties.  The accounting policies of each of these segments are the same as those described in Note 2.

2010 Annual Report F-21

NOTE 11 • continued

Segment information in this report is presented based on net operating income, which we define as total real estate revenues less real estate expenses and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments).  The following tables present real estate revenues and net operating income for the fiscal years ended April 30, 2010, 2009 and 2008 from our five reportable segments, and reconcile net operating income of reportable segments to income from continuing operations before gain on sale of other investments as reported. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2010	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$76,430	$82,079	$57,459	$13,304	$13,503	$242,775
Real estate expenses	37,712	36,847	17,904	4,199	4,879	101,541
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$40,378	$45,232	$39,555	$9,105	$8,624	142,894
Depreciation/amortization						(59,763)
Administrative, advisory and trustee fees						(6,218)
Other expenses						(2,513)
Impairment of real estate investment						(1,678)
Interest						(69,106)
Other income						901
Income from continuing operations before gain on sale of other investments						$4,517

	(in thousands)
Year Ended April 30, 2009	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$76,716	$83,446	$52,564	$12,711	$14,568	$240,005
Real estate expenses	36,162	37,644	16,046	3,222	5,077	98,151
Net operating income	$40,554	$45,802	$36,518	$9,489	$9,491	141,854
Depreciation/amortization						(56,714)
Administrative, advisory and trustee fees						(4,882)
Other expenses						(1,440)
Impairment of real estate investment						(338)
Interest						(68,743)
Other income						922
Income from continuing operations before gain on sale of other investments						$10,659

	(in thousands)
Year Ended April 30, 2008	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$72,827	$84,042	$38,412	$11,691	$14,198	$221,170
Real estate expenses	34,637	36,206	9,756	2,529	4,277	87,405
Net operating income	$38,190	$47,836	$28,656	$9,162	$9,921	133,765
Depreciation/amortization						(51,518)
Administrative, advisory and trustee fees						(5,203)
Other expenses						(1,344)
Interest						(63,439)
Other income						2,760
Income from continuing operations before gain on sale of other investments						$15,021

2010 Annual Report F-22

NOTE 11 • continued

Segment Assets and Accumulated Depreciation

	(in thousands)
As of April 30, 2010	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$556,867	$582,943	$430,229	$113,249	$117,231	$1,800,519
Less accumulated depreciation	(129,922)	(88,656)	(53,641)	(15,481)	(20,926)	(308,626)
Total property owned	$426,945	$494,287	$376,588	$97,768	$96,305	$1,491,893
Cash and cash equivalents						54,791
Marketable securities – available-for-sale						420
Receivables and other assets						104,830
Development in progress						2,831
Unimproved land						6,007
Mortgage loans receivable, net of allowance						158
Total Assets						$1,660,930

	(in thousands)
As of April 30, 2009	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$542,547	$571,565	$388,219	$108,103	$119,151	$1,729,585
Less accumulated depreciation	(115,729)	(72,960)	(42,345)	(12,847)	(18,990)	(262,871)
Total property owned	$426,818	$498,605	$345,874	$95,256	$100,161	$1,466,714
Cash and cash equivalents						33,244
Marketable securities – available-for-sale						420
Receivables and other assets						98,852
Unimproved land						5,701
Mortgage loans receivable, net of allowance						160
Total Assets						$1,605,091

NOTE 12 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. There were no properties classified as held for sale as of April 30, 2010, 2009 and 2008. The following information shows the effect on net income, net of noncontrolling interest, and the gains or losses from the sale of properties classified as discontinued operations for the fiscal year ended April 30, 2008. There were no sales of property classified as discontinued operations for the fiscal years ended April 30, 2010 and 2009.

2010 Annual Report F-23

NOTE 12 • continued

(in thousands)
2008
REVENUE
Real estate rentals	$208
Tenant reimbursement	2
TOTAL REVENUE	210
EXPENSES
Depreciation/amortization related to real estate investments	47
Utilities	35
Maintenance	22
Real estate taxes	28
Insurance	4
Property management expenses	22
TOTAL EXPENSES	158
Income from discontinued operations before gain on sale	52
Gain on sale of discontinued operations	514
DISCONTINUED OPERATIONS	$566
Segment Data
Multi-Family Residential	$566
Total	$566

(in thousands)
2008
Property Sale Data
Sales price	$1,435
Net book value and sales costs	(921)
Gain on sale of discontinued operations	$514

NOTE 13 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on diluted earnings per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2010, 2009 and 2008:

2010 Annual Report F-24

NOTE 13 • continued

	For Years Ended April 30,
	(in thousands, except per share data)
	2010	2009	2008
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$4,001	$8,526	$11,675
Discontinued operations – Investors Real Estate Trust	0	0	413
Net income attributable to Investors Real Estate Trust	4,001	8,526	12,088
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
Numerator for basic earnings per share – net income available to common shareholders	1,629	6,154	9,716
Noncontrolling interests – Operating Partnership	562	2,227	3,677
Numerator for diluted earnings per share	$2,191	$8,381	$13,393
DENOMINATOR
Denominator for basic earnings per share weighted average shares	69,093	58,603	53,060
Effect of convertible operating partnership units	20,825	21,217	20,417
Denominator for diluted earnings per share	89,918	79,820	73,477
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.03	$.11	$.17
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00	.01
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.03	$.11	$.18

NOTE 14 • RETIREMENT PLANS

IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401(k) plan.  IRET’s defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed one year of service.  Participation in IRET’s defined contribution 401(k) plan is available to employees over the age of 21 who have completed one year of service and who work at least 1,000 hours per calendar year, and employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS.  Employer contributions to the profit sharing and 401(k) plans are at the discretion of the Company’s management.  IRET expects to contribute not more than 3.5% of the salary of each employee participating in the profit sharing plan, and currently matches, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 4.0% of the salary of each employee participating in the 401(k) plan, for a total expected contribution of not more than 7.5% of the salary of each of the employees participating in both plans. Contributions by IRET to the profit sharing plan are subject to a vesting schedule; contributions by IRET under the 401(k) plan are fully vested when made.  IRET’s contributions to these plans on behalf of employees totaled approximately $400,000 in fiscal year 2010, $356,000 in fiscal year 2009 and $305,000 in fiscal year 2008.

NOTE 15 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2010, the Company is a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $501,000 per year in rent under these ground leases, which have remaining terms ranging from 3 to 91 years, and expiration dates ranging from July 2012 to October 2100. The Company has renewal options for five of the eleven ground leases, and rights of first offer or first refusal for the remainder.

The expected timing of ground and air rights lease payments as of April 30, 2010 is as follows:

(in thousands)
Year Ended April 30,	Lease Payments
2011	$501
2012	501
2013	499
2014	500
2015	501
Thereafter	22,959
Total	$25,461

2010 Annual Report F-25

NOTE 15 • continued

Legal Proceedings. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s financial statements.

Environmental Matters. It is generally IRET’s policy to obtain a Phase I environmental assessment of each property that the Company seeks to acquire.  Such assessments have not revealed, nor is the Company aware of, any environmental liabilities that IRET believes would have a material adverse effect on IRET’s financial position or results of operations. IRET owns properties that contain or potentially contain (based on the age of the property) asbestos or lead, or have underground fuel storage tanks. For certain of these properties, the Company estimated the fair value of the conditional asset retirement obligation and chose not to book a liability, because the amounts involved were immaterial. With respect to certain other properties, the Company has not recorded any related asset retirement obligation, as the fair value of the liability cannot be reasonably estimated, due to insufficient information. IRET believes it does not have sufficient information to estimate the fair value of the asset retirement obligations for these properties because a settlement date or range of potential settlement dates has not been specified by others, and, additionally, there are currently no plans or expectation of plans to sell or to demolish these properties, or to undertake major renovations that would require removal of the asbestos, lead and/or underground storage tanks.  These properties are expected to be maintained by repairs and maintenance activities that would not involve the removal of the asbestos, lead and/or underground storage tanks.  Also, a need for renovations caused by tenant changes, technology changes or other factors has not been identified.

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of April 30, 2010, the Company is committed to fund approximately $5.3 million in tenant improvements, within approximately the next 12 months.

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

2010 Annual Report F-26

NOTE 15 • continued

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2010	2009	2008
Edgewood Vista-Belgrade, MT	$2,135	$196	$196	$31
Edgewood Vista-Billings, MT	4,274	396	396	66
Edgewood Vista-Bismarck, ND	10,903	1,008	1,008	985
Edgewood Vista-Brainerd, MN	10,667	988	988	971
Edgewood Vista-Columbus, NE	1,481	136	136	21
Edgewood Vista-East Grand Forks, MN	4,996	465	464	78
Edgewood Vista-Fargo, ND	26,322	2,387	2,065	310
Edgewood Vista-Fremont, NE	588	72	72	69
Edgewood Vista-Grand Island, NE	1,431	132	132	20
Edgewood Vista-Hastings, NE	606	76	76	69
Edgewood Vista-Hermantown I, MN	21,510	2,359	2,040	1,557
Edgewood Vista-Hermantown II, MN	12,359	1,144	1,144	1,127
Edgewood Vista-Kalispell, MT	624	76	76	72
Edgewood Vista-Missoula, MT	999	96	96	132
Edgewood Vista-Norfolk, NE	1,332	124	124	19
Edgewood Vista-Omaha, NE	676	80	80	77
Edgewood Vista-Sioux Falls, SD	3,353	312	312	52
Edgewood Vista-Spearfish, SD	6,792	628	628	612
Edgewood Vista-Virginia, MN	17,132	2,008	1,736	1,381
Fargo 1320 45th Street N - Fargo, ND	1,164	0	0	0
Fox River Cottages - Grand Chute, WI	3,808	0	388	387
Great Plains - Fargo, ND	15,375	1,876	1,876	1,876
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	21,601	2,152	2,052	2,032
Minnesota National Bank - Duluth, MN	2,104	164	211	205
Sartell 2000 23rd Street S -Sartell, MN	12,693	1,173	1,292	1,292
St. Michael Clinic - St. Michael, MN	2,851	241	240	229
Stevens Point - Stevens Point, WI	15,020	1,356	1,356	1,279
Total	$202,796	$19,645	$19,184	$14,949

Income Guarantees. In connection with its acquisition in April 2004 of a portfolio of properties located in and near Duluth, Minnesota, the Company received from the seller of the properties a guarantee, for five years from the closing date of the acquisition, of a specified minimum amount of annual net operating income, before debt service (principal and interest payments), from two of the properties included in the portfolio. The income guarantee expired on April 30, 2009, and the final payment of approximately $215,000 was received in July 2009.

Restrictions on Taxable Dispositions.  Approximately 133 of the Company’s properties, consisting of approximately 7.5 million square feet of our combined commercial segment’s properties and 4,322 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $883.4 million at April 30, 2010.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and its other properties for investment purposes, rather than for sale.  Historically, however, where the Company has deemed it to be in its shareholders’ best interests to dispose of restricted properties, the Company has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of UPREIT Units.  The limited partnership units (“UPREIT Units”) of the Company’s operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company’s common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share

2010 Annual Report F-27

NOTE 15 • continued

for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of April 30, 2010 and 2009, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $180.3 million and $198.2 million, respectively.

Joint Venture Buy/Sell Options.  Certain of our joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that we buy our partners’ interests.  We have one joint venture which allows our unaffiliated partner, at its election, to require that we buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. The redeemable noncontrolling interests in this joint venture are presented on our consolidated balance sheets at the greater of their carrying amount or redemption value at the end of each reporting period. We have not recorded a liability or the related asset that would result from the acquisition in connection with the above potential obligation because the probability of our unaffiliated partner requiring us to buy their interest is not currently determinable.

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

Pending Acquisitions and Dispositions.  The Company has signed an agreement for the purchase of two medical office buildings: a one-story, approximately 14,705 square foot medical building located in Billings, Montana, and a one-story, approximately 14,640 square foot medical building located in Missoula, Montana, for a purchase price totaling approximately $5.2 million, of which approximately $4.3 million would consist of the assumption of existing debt, with the remaining approximately $957,000 paid in cash.  This proposed acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed.  The Company has also signed an agreement for the purchase of a two-building senior housing complex located in Minot, North Dakota, consisting of two single-story facilities containing approximately 93,708 square feet and 9,693 square feet, respectively, with a combined total of approximately 184 units/beds, for a purchase price of approximately $15.2 million, of which approximately $5.7 million would consist of the assumption of existing debt, with the remaining approximately $9.5 million to be paid in cash. This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the acquisition will be completed.

The Company is marketing for sale its 504-unit Dakota Hill multi-family residential property in Irving, Texas.  A sales agreement for the property was terminated by a prospective buyer during the third quarter of fiscal year 2010; during the fourth quarter the Company signed a sales agreement for the property with a different prospective purchaser.  During the fourth quarter of fiscal year 2010, the Company refinanced the Dakota Hill property, replacing existing mortgage debt of approximately $22.4 million with new debt totaling approximately $23.5 million, with a maturity date of February 1, 2017. The Company has also signed agreements for the sale of three multi-family residential properties in Colorado: the Company’s 210-unit Miramont and 195-unit Pinecone Apartments in Ft. Collins, Colorado and its 192-unit Neighborhood Apartments in Colorado Springs, Colorado.  These proposed dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be completed.

2010 Annual Report F-28

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

The estimated fair values of the Company’s financial instruments as of April 30, 2010 and 2009, are as follows:

	(in thousands)
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$158	$158	$160	$160
Cash and cash equivalents	54,791	54,791	33,244	33,244
Marketable securities - available-for-sale	420	420	420	420
FINANCIAL LIABILITIES
Other debt	1,000	1,142	1,000	1,129
Mortgages payable	1,057,619	1,015,879	1,070,158	1,301,071

NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND EQUITY

Distribution Reinvestment and Share Purchase Plan.  During fiscal years 2010 and 2009, IRET issued 1.4 million and 1.3 million common shares, respectively, pursuant to its distribution reinvestment and share purchase plan, at a total value at issuance of $11.9 million and $12.4 million, respectively. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2010 consisted of 1.2 million shares valued at issuance at $10.5 million that were issued for reinvested distributions and approximately 165,000 shares valued at $1.4 million at issuance that were sold for voluntary cash contributions. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2009 consisted of 1.2 million shares valued at issuance at $11.4 million that were issued for reinvested distributions and approximately 108,000 shares valued at $1.0 million at issuance that were sold for voluntary cash contributions. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares, and may elect to make voluntary cash contributions for the  purchase of IRET common shares, at a discount (currently 5%) from the market price.

Conversion of Units to Common Shares.  During fiscal years 2010 and 2009, respectively, approximately 707,000 and 746,000 Units were converted to common shares, with a total value of $3.8 million and $5.0 million included in equity.

Issuance of Common Shares.  In September 2008, the Company filed a shelf registration statement on Form S-3 to offer for sale from time to time common shares and preferred shares.  This registration statement was declared effective in October 2008.  The Company may sell any combination of common shares and preferred shares up to an aggregate initial offering price of $150.0 million during the period that the registration statement remains effective.

2010 Annual Report F-29

NOTE 17 • continued

During fiscal year 2010, the Company issued 12.2 million common shares under this registration statement, for net proceeds of approximately $96.9 million, before offering expenses.  These shares were issued in two public offerings in June 2009 (3.0 million shares) and October 2009 (9.2 million shares), respectively.  Additionally, in fiscal year 2010 the Company sold 1.2 million common shares under this registration statement, under its continuous offering program with Robert W. Baird & Co. Incorporated as sales agent, for net proceeds of approximately $10.2 million, before offering expenses but after underwriting discounts and commissions.  As of April 30, 2010, the Company had available securities under this registration statement in the aggregate amount of approximately $33.4 million.  This amount is reserved for issuance under the Company’s continuous offering program with Robert W. Baird & Co. Incorporated.

In April 2010, the Company filed a shelf registration statement on Form S-3 to register any combination of common shares and preferred shares up to an aggregate initial offering price of $150.0 million during the period that the registration statement remains effective.  To date the Company has not issued any common or preferred shares under this registration statement.

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

NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
Revenues	$60,821	$59,596	$60,130	$62,228
Net Income available to common shareholders	$1,424	$(308)	$(141)	$654
Net Income per common share - basic & diluted	$.02	$.00	$.00	$.01

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009
Revenues	$58,846	$59,573	$60,934	$60,652
Net Income available to common shareholders	$1,765	$1,930	$785	$1,674
Net Income per common share - basic & diluted	$.03	$.03	$.02	$.03

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 19 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our consolidated balance sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets.  As of April 30, 2010, 2009 and 2008, the estimated redemption value of the redeemable noncontrolling interests was $1.8 million, $1.7 million and $1.8 million, respectively.  Below is a table reflecting the activity of the redeemable noncontrolling interests.

2010 Annual Report F-30

NOTE 19 • continued

	(in thousands)
	2010	2009	2008
Balance at beginning of fiscal year	$1,737	$1,802	$994
Net income	60	53	35
Net (distributions) contributions	(177)	(112)	0
Mark-to-market adjustments	192	(6)	773
Balance at close of fiscal year	$1,812	$1,737	$1,802

NOTE 20 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On June 30, 2010, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2010. On July 1, 2010, the Company paid a distribution of 17.15 cents per share on the Company’s common shares and units, to common shareholders and Unitholders of record on June 15, 2010.

Pending Acquisitions and Dispositions.  The Company has signed an agreement for the purchase of two medical office buildings: a one-story, approximately 14,705 square foot medical building located in Billings, Montana, and a one-story, approximately 14,640 square foot medical building located in Missoula, Montana, for a purchase price totaling approximately $5.2 million, of which approximately $4.3 million would consist of the assumption of existing debt, with the remaining approximately $957,000 paid in cash. This proposed acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed.  The Company has also signed an agreement for the purchase of a two-building senior housing complex located in Minot, North Dakota, consisting of two single-story facilities with a combined total of approximately 169 units/beds, for a purchase price of approximately $15.2 million, of which approximately $5.7 million would consist of the assumption of existing debt, with the remaining approximately $9.5 million to be paid in cash. This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the acquisition will be completed.

The Company is marketing for sale its 504-unit Dakota Hill multi-family residential property in Irving, Texas.  A sales agreement for the property was terminated by a prospective buyer during the third quarter of fiscal year 2010; during the fourth quarter the Company signed a sales agreement for the property with a different prospective purchaser.  During the fourth quarter of fiscal year 2010, the Company refinanced the Dakota Hill property, replacing existing mortgage debt of approximately $22.4 million with new debt totaling approximately $23.5 million, with a maturity date of February 1, 2017. The Company has also signed agreements for the sale of three multi-family residential properties in Colorado: the Company’s 210-unit Miramont and 195-unit Pinecone Apartments in Ft. Collins, Colorado and its 192-unit Neighborhood Apartments in Colorado Springs, Colorado.  These proposed dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be completed.

Development Projects.  During the third quarter of fiscal year 2010, the Company acquired an approximately 6.8 acre parcel of vacant land located in Fargo, North Dakota for a purchase price of approximately $395,000. The Company has constructed an office/warehouse facility on this property occupied by a single tenant, with the lease for this property commencing on July 1, 2010.  The Company estimates that its final cost to construct the facility will be approximately $4.1 million, including the cost of the land plus imputed construction interest.

Subsequent to the fourth quarter of fiscal year 2010, on July 3, 2010, the Company signed an agreement for the construction of an addition to its existing Edgewood Vista assisted living facility in Spearfish, South Dakota.  This development project will add dining and garage facilities and approximately 23 senior housing apartments to the existing facility for an estimated total cost of $2.6 million.  Completion of the addition is expected in January 2011.

Fox River and Stevens Point Tenant Bankruptcy. The tenants in IRET’s Fox River senior housing project in Grand Chute, Wisconsin, and Stevens Point senior housing project in Stevens Point, Wisconsin, affiliates of Sunwest Management, Inc., declared bankruptcy in December 2008. IRET’s investment in the Fox River and Stevens Point properties leased to these Sunwest affiliates is approximately $3.8 million and $14.8 million, respectively.  Subsequent to the end of fiscal year 2010, IRET negotiated a Settlement and Lease Modification Agreement with the parent company of its tenants in these projects and with the court-appointed receiver; under the terms of this

2010 Annual Report F-31

NOTE 20 • continued

agreement, the effectiveness of which is subject to confirmation of the debtors’ Plan of Reorganization by the bankruptcy court, IRET would receive a cash payment of $2.2 million to settle its claims in bankruptcy against its tenants, and the Stevens Point lease would be modified to reduce the Annual Rent due under the lease to $1.0 million (or approximately $85,000 per month), compared to $1.4 million (or approximately $113,000 per month) under the lease as originally written.  The Stevens Point lease would be assigned to an acquiring entity formed by Blackstone Ventures.  The Fox River lease is not being assumed or assigned, and IRET is continuing to evaluate its options in regard to this project; at this time IRET considers that, subject to its analysis of market conditions, it will proceed to market the Fox River property in an attempt to recover its investment and provide some return on investment.

Related Party Transaction.  Subsequent to the end of fiscal year 2010, on May 21, 2010, the Company closed on a mortgage loan from First International Bank and Trust, of which Stephen L. Stenehjem, a member of the Company’s Board of Trustees, is the President and Chief Executive Officer.  The loan, in the amount of $3.2 million, is secured by a first mortgage on the Company’s MedPark Mall property in Grand Forks, North Dakota, and has a 5-year term, a 20-year amortization, and an interest rate of 6.25% per annum.

2010 Annual Report F-32

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential
17 South Main - Minot, ND	$194	$0	$0	$222	$0	$222	$222	$(22)	2006	40 years
Apartments on Main - Minot, ND	681	71	334	892	75	1,222	1,297	(52)	1987	24-40 years
Arbors Apartments - S Sioux City, NE	4,209	350	6,625	687	408	7,254	7,662	(777)	2006	40 years
Boulder Court - Eagan, MN	3,880	1,067	5,498	1,880	1,272	7,173	8,445	(1,226)	2003	40 years
Brookfield Village Apartments - Topeka, KS	5,603	509	6,698	874	583	7,498	8,081	(1,284)	2003	40 years
Candlelight Apartments - Fargo, ND	1,354	80	758	1,045	221	1,662	1,883	(708)	1992	24-40 years
Canyon Lake Apartments - Rapid City, SD	2,649	305	3,958	483	325	4,421	4,746	(932)	2001	40 years
Castle Rock - Billings, MT	7,026	736	4,864	1,342	841	6,101	6,942	(1,819)	1998	40 years
Chateau Apartments - Minot, ND	1,767	122	2,224	1,143	168	3,321	3,489	(942)	1998	12-40 years
Cimarron Hills - Omaha, NE	5,071	706	9,588	3,278	1,136	12,436	13,572	(2,990)	2001	40 years
Colonial Villa - Burnsville, MN	7,760	2,401	11,515	2,323	2,683	13,556	16,239	(2,464)	2003	40 years
Colton Heights Properties - Minot, ND	526	80	672	309	111	950	1,061	(610)	1984	40 years
Cottonwood Community - Bismarck, ND	16,460	1,056	17,372	2,340	1,278	19,490	20,768	(4,237)	1997	40 years
Country Meadows Community - Billings, MT	7,083	491	7,809	885	523	8,662	9,185	(2,469)	1995	33-40 years
Crestview Apartments - Bismarck, ND	4,183	235	4,290	880	456	4,949	5,405	(2,161)	1994	24-40 years
Crown Apartments - Rochester, MN	2,566	261	3,289	0	261	3,289	3,550	(3)	2010	40 years
Crown Colony Apartments - Topeka, KS	8,697	620	9,956	1,567	745	11,398	12,143	(3,017)	1999	40 years
Dakota Hill at Valley Ranch - Irving, TX	23,401	3,650	33,810	2,425	3,843	36,042	39,885	(9,321)	2000	40 years
East Park Apartments - Sioux Falls, SD	1,562	115	2,405	563	154	2,929	3,083	(630)	2002	40 years
Evergreen Apartments - Isanti, MN	2,131	380	2,720	56	380	2,776	3,156	(113)	2008	40 years
Forest Park Estates - Grand Forks, ND	8,149	810	5,579	4,899	1,159	10,129	11,288	(3,584)	1993	24-40 years
Greenfield Apartments - Omaha, NE	3,650	578	4,122	305	619	4,386	5,005	(257)	2007	40 years
Heritage Manor - Rochester, MN	4,595	403	6,968	1,577	442	8,506	8,948	(2,573)	1998	40 years
Indian Hills Apartments - Sioux City, IA	0	294	2,921	2,572	327	5,460	5,787	(410)	2007	40 years
IRET Corporate Plaza Apartments - Minot, ND	0	793	0	14,796	793	14,796	15,589	(489)	2009	40 years
Kirkwood Manor - Bismarck, ND	3,492	449	2,725	1,307	537	3,944	4,481	(1,300)	1997	12-40 years
Lancaster Place - St. Cloud, MN	1,080	289	2,899	768	438	3,518	3,956	(1,002)	2000	40 years
Landmark Estates - Grand Forks, ND	1,583	184	1,514	797	271	2,224	2,495	(706)	1997	40 years
Legacy Community - Grand Forks, ND	17,125	1,362	21,727	4,914	1,989	26,014	28,003	(6,435)	1995-2004	24-40 years
Magic City Apartments - Minot, ND	2,598	370	3,875	1,623	511	5,357	5,868	(1,748)	1997	12-40 years
Meadows Community - Jamestown, ND	2,754	590	4,519	997	632	5,474	6,106	(1,376)	1998	40 years
Minot 11th Street 3-Plex - Minot, ND	97	11	53	5	11	58	69	(3)	2008	40 years

2010 Annual Report F-33

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Minot 4th Street 4-Plex, Minot ND	$97	$15	$74	$1	$15	$75	$90	$(4)	2008	40 years
Minot Fairmont Apartments - Minot, ND	389	28	337	1	28	338	366	(17)	2008	40 years
Minot Westridge Apartments - Minot, ND	1,944	68	1,887	22	70	1,907	1,977	(95)	2008	40 years
Miramont Apartments - Fort Collins, CO	10,672	1,470	12,765	1,301	1,581	13,955	15,536	(4,771)	1996	40 years
Monticello Apartments - Monticello, MN	3,086	490	3,756	323	605	3,964	4,569	(653)	2004	40 years
Neighborhood Apartments - Colorado Springs, CO	9,630	1,034	9,812	3,080	1,160	12,766	13,926	(4,256)	1997	40 years
North Pointe - Bismarck, ND	2,080	144	2,244	218	160	2,446	2,606	(889)	1995	24-40 years
Northern Valley - Rochester, MN	0	110	610	0	110	610	720	(1)	2010	40 years
Oakmont Apartments - Sioux Falls, SD	3,673	423	4,838	220	430	5,051	5,481	(1,044)	2002	40 years
Oakwood - Sioux Falls, SD	3,410	543	2,784	3,412	759	5,980	6,739	(2,468)	1993	40 years
Olympic Village - Billings, MT	7,530	1,164	10,441	1,696	1,404	11,897	13,301	(3,062)	2000	40 years
Olympik Village Apartments - Rochester, MN	4,909	1,034	6,109	782	1,094	6,831	7,925	(924)	2005	40 years
Oxbow - Sioux Falls, SD	3,715	404	3,152	2,197	475	5,278	5,753	(2,006)	1994	24-40 years
Park Meadows Community - Waite Park, MN	8,897	1,143	9,099	4,467	1,492	13,217	14,709	(5,118)	1997	40 years
Pebble Springs - Bismarck, ND	0	7	748	94	37	812	849	(231)	1999	40 years
Pinecone Apartments - Fort Collins, CO	9,636	905	12,105	1,414	1,034	13,390	14,424	(5,055)	1995	40 years
Pinehurst Apartments - Billings, MT	375	72	687	109	74	794	868	(169)	2002	40 years
Pointe West - Rapid City, SD	2,869	240	3,538	1,154	340	4,592	4,932	(1,857)	1994	24-40 years
Prairie Winds Apartments - Sioux Falls, SD	1,533	144	1,816	353	208	2,105	2,313	(937)	1993	24-40 years
Prairiewood Meadows - Fargo, ND	2,530	280	2,531	891	336	3,366	3,702	(862)	2000	40 years
Quarry Ridge Apartments - Rochester, MN	12,384	1,312	13,362	226	1,320	13,580	14,900	(1,244)	2006	40 years
Ridge Oaks - Sioux City, IA	2,572	178	4,073	1,604	254	5,601	5,855	(1,502)	2001	40 years
Rimrock Apartments - Billings, MT	3,535	330	3,489	1,160	401	4,578	4,979	(1,091)	1999	40 years
Rocky Meadows - Billings, MT	5,480	656	5,726	772	750	6,404	7,154	(2,237)	1995	40 years
Rum River Apartments - Isanti, MN	3,859	843	4,823	22	844	4,844	5,688	(369)	2007	40 years
SCSH Campus Center Apartments - St. Cloud, MN	1,480	395	2,244	105	398	2,346	2,744	(189)	2007	40 years
SCSH Campus Heights Apartments - St. Cloud, MN	0	110	628	19	110	647	757	(54)	2007	40 years
SCSH Campus Knoll Apartments - St. Cloud, MN	986	266	1,512	43	266	1,555	1,821	(129)	2007	40 years
SCSH Campus Plaza Apartments - St. Cloud, MN	0	54	311	18	54	329	383	(27)	2007	40 years
SCSH Campus Side Apartments - St. Cloud, MN	0	107	615	45	108	659	767	(54)	2007	40 years
SCSH Campus View Apartments - St. Cloud, MN	0	107	615	43	107	658	765	(52)	2007	40 years
SCSH Cornerstone Apartments - St. Cloud, MN	0	54	311	24	54	335	389	(27)	2007	40 years
SCSH University Park Place Apartments - St. Cloud, MN	0	78	450	18	78	468	546	(38)	2007	40 years

2010 Annual Report F-34

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Sherwood Apartments - Topeka, KS	$13,048	$1,145	$14,684	$2,195	$1,486	$16,538	$18,024	$(4,421)	1999	40 years
South Pointe - Minot, ND	9,391	550	9,548	1,812	1,247	10,663	11,910	(3,807)	1995	24-40 years
Southbrook & Mariposa - Topeka, KS	3,150	399	5,110	291	419	5,381	5,800	(737)	2004	40 years
Southview Apartments - Minot, ND	713	185	469	272	219	707	926	(279)	1994	24-40 years
Southwind Apartments - Grand Forks, ND	5,997	400	5,034	1,986	694	6,726	7,420	(2,403)	1995	24-40 years
Sunset Trail - Rochester, MN	7,620	336	12,814	1,900	481	14,569	15,050	(3,382)	1999	40 years
Sycamore Village Apartments - Sioux Falls, SD	878	101	1,317	400	149	1,669	1,818	(369)	2002	40 years
Terrace On The Green - Moorhead, MN	2,261	24	1,490	1,884	130	3,268	3,398	(2,228)	1970	33-40 years
Thomasbrook Apartments - Lincoln, NE	6,311	600	10,306	2,526	773	12,659	13,432	(3,072)	1999	40 years
Valley Park Manor - Grand Forks, ND	3,482	294	4,137	1,913	418	5,926	6,344	(1,744)	1999	40 years
Village Green - Rochester, MN	1,485	234	2,296	419	329	2,620	2,949	(456)	2003	40 years
West Stonehill - Waite Park, MN	9,212	939	10,167	3,903	1,197	13,812	15,009	(5,262)	1995	40 years
Westwood Park - Bismarck, ND	2,093	116	1,909	1,464	237	3,252	3,489	(884)	1998	40 years
Winchester - Rochester, MN	3,636	748	5,622	1,144	974	6,540	7,514	(1,165)	2003	40 years
Woodridge Apartments - Rochester, MN	2,269	370	6,028	1,443	444	7,397	7,841	(2,621)	1997	40 years
Total Multi-Family Residential	$330,743	$40,017	$409,710	$107,140	$48,545	$508,322	$556,867	$(129,922)

Commercial Office
1st Avenue Building - Minot, ND	$0	$30	$80	$588	$33	$665	$698	$(327)	1981	33-40 years
2030 Cliff Road - Eagan, MN	468	146	835	90	158	913	1,071	(192)	2001	19-40 years
610 Business Center IV - Brooklyn Park II, MN	7,336	975	5,542	2,886	980	8,423	9,403	(667)	2007	40 years
7800 West Brown Deer Road - Milwaukee, WI	11,212	1,455	9,267	1,510	1,475	10,757	12,232	(2,159)	2003	40 years
American Corporate Center - Mendota Heights, MN	9,208	893	16,768	3,210	893	19,978	20,871	(5,152)	2002	40 years
Ameritrade - Omaha, NE	3,848	327	7,957	65	327	8,022	8,349	(2,212)	1999	40 years
Benton Business Park - Sauk Rapids, MN	746	188	1,261	78	188	1,339	1,527	(245)	2003	40 years
Bismarck 715 East Broadway - Bismarck, ND	0	389	0	1,622	389	1,622	2,011	(55)	2008	40 years
Bloomington Business Plaza - Bloomington, MN	4,170	1,300	6,106	697	1,305	6,798	8,103	(1,753)	2001	40 years
Brenwood - Minnetonka, MN	7,410	1,762	12,138	2,927	1,771	15,056	16,827	(3,654)	2002	40 years
Brook Valley I - La Vista, NE	1,423	347	1,671	81	347	1,752	2,099	(201)	2005	45 years
Burnsville Bluffs II - Burnsville, MN	1,200	300	2,154	898	301	3,051	3,352	(875)	2001	40 years
Cold Spring Center - St. Cloud, MN	4,034	588	7,808	751	592	8,555	9,147	(2,100)	2001	40 years
Corporate Center West - Omaha, NE	17,315	3,880	17,509	303	4,167	17,525	21,692	(1,595)	2006	40 years

2010 Annual Report F-35

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office - continued
Crosstown Centre - Eden Prairie, MN	$14,568	$2,884	$14,569	$525	$2,887	$15,091	$17,978	$(2,128)	2004	40 years
Dewey Hill Business Center - Edina, MN	2,583	985	3,507	920	995	4,417	5,412	(1,259)	2000	40 years
Farnam Executive Center - Omaha, NE	12,160	2,188	11,404	0	2,188	11,404	13,592	(1,033)	2006	40 years
Flagship - Eden Prairie, MN	21,565	1,899	21,638	710	2,013	22,234	24,247	(2,189)	2006	40 years
Gateway Corporate Center - Woodbury, MN	8,700	1,637	7,763	89	1,637	7,852	9,489	(728)	2006	40 years
Golden Hills Office Center - Golden Valley, MN	14,345	3,018	24,482	(3,260)	3,018	21,222	24,240	(4,628)	2003	40 years
Great Plains - Fargo, ND	4,254	126	15,240	10	126	15,250	15,376	(4,082)	1997	40 years
Highlands Ranch - Highlands Ranch, CO	8,700	1,437	9,549	930	1,437	10,479	11,916	(1,675)	2004	40 years
Highlands Ranch I - Highlands Ranch, CO	8,832	2,268	8,362	8	2,268	8,370	10,638	(724)	2006	40 years
Interlachen Corporate Center - Edina, MN	9,590	1,650	14,983	361	1,652	15,342	16,994	(3,339)	2001	40 years
Intertech Building - Fenton, MO	4,728	2,130	3,968	3	2,130	3,971	6,101	(236)	2007	40 years
IRET Corporate Plaza - Minot, ND	0	389	5,218	3,359	590	8,376	8,966	(282)	2009	40 years
Mendota Office Center I - Mendota Heights, MN	3,965	835	6,169	339	835	6,508	7,343	(1,479)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	5,859	1,121	10,086	1,374	1,121	11,460	12,581	(2,881)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	4,026	970	5,734	253	970	5,987	6,957	(1,294)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	4,787	1,070	7,635	578	1,070	8,213	9,283	(1,757)	2002	40 years
Minnesota National Bank - Duluth, MN	979	287	1,454	4	289	1,456	1,745	(220)	2004	40 years
Minot 2505 16th Street SW - Minot, ND	0	372	1,724	0	372	1,724	2,096	(23)	2009	40 years
Miracle Hills One - Omaha, NE	8,895	1,974	10,117	950	2,120	10,921	13,041	(1,243)	2006	40 years
Nicollett VII - Burnsville, MN	3,968	429	6,931	140	436	7,064	7,500	(1,601)	2001	40 years
Northgate I - Maple Grove, MN	5,660	1,062	6,358	822	1,067	7,175	8,242	(1,020)	2004	40 years
Northgate II - Maple Grove, MN	997	359	1,944	142	403	2,042	2,445	(574)	1999	40 years
Northpark Corporate Center - Arden Hills, MN	13,390	2,034	14,584	991	2,034	15,575	17,609	(1,680)	2006	40 years
Pacific Hills - Omaha, NE	16,770	4,220	11,988	1,146	4,478	12,876	17,354	(1,281)	2006	40 years
Pillsbury Business Center - Bloomington, MN	908	284	1,556	102	284	1,658	1,942	(386)	2001	40 years
Plaza VII - Boise, ID	1,159	300	3,058	414	351	3,421	3,772	(715)	2003	40 years
Plymouth 5095 Nathan Lane - Plymouth, MN	1,301	604	1,253	40	604	1,293	1,897	(90)	2007	40 years
Plymouth I - Plymouth, MN	1,269	530	1,133	27	530	1,160	1,690	(173)	2004	40 years
Plymouth II - Plymouth, MN	1,269	367	1,264	41	367	1,305	1,672	(197)	2004	40 years
Plymouth III - Plymouth, MN	1,561	507	1,495	350	507	1,845	2,352	(273)	2004	40 years
Plymouth IV & V - Plymouth, MN	7,730	1,336	12,693	1,317	1,338	14,008	15,346	(3,383)	2001	40 years
Prairie Oak Business Center - Eden Prairie, MN	3,540	531	4,069	1,456	563	5,493	6,056	(1,260)	2003	40 years

2010 Annual Report F-36

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office - continued
Rapid City 900 Concourse Drive - Rapid City, SD	$2,387	$285	$6,600	$276	$321	$6,840	$7,161	$(1,665)	2000	40 years
Riverport - Maryland Heights, MO	19,690	1,891	18,982	12	1,903	18,982	20,885	(1,721)	2006	40 years
Southeast Tech Center - Eagan, MN	1,795	560	5,496	298	569	5,785	6,354	(1,658)	1999	40 years
Spring Valley IV - Omaha, NE	847	178	916	60	186	968	1,154	(129)	2005	41 years
Spring Valley V - Omaha, NE	931	212	1,123	223	212	1,346	1,558	(157)	2005	42 years
Spring Valley X - Omaha, NE	864	180	1,024	32	180	1,056	1,236	(126)	2005	43 years
Spring Valley XI - Omaha, NE	847	143	1,094	36	152	1,121	1,273	(131)	2005	44 years
Superior Office Building - Duluth, MN	1,472	336	2,200	2	336	2,202	2,538	(333)	2004	40 years
TCA Building - Eagan, MN	8,378	627	8,571	730	685	9,243	9,928	(1,763)	2003	40 years
Three Paramount Plaza - Bloomington, MN	0	1,261	6,149	1,776	1,298	7,888	9,186	(1,665)	2002	40 years
Thresher Square - Minneapolis, MN	0	1,094	10,026	1,538	1,104	11,554	12,658	(2,452)	2002	40 years
Timberlands - Leawood, KS	13,155	2,375	12,218	459	2,478	12,574	15,052	(1,348)	2006	40 years
UHC Office - International Falls, MN	1,247	119	2,366	80	119	2,446	2,565	(374)	2004	40 years
US Bank Financial Center - Bloomington, MN	14,288	3,117	13,350	565	3,119	13,913	17,032	(1,785)	2005	40 years
Viromed - Eden Prairie, MN	1,170	666	4,197	1	666	4,198	4,864	(1,176)	1999	40 years
Wells Fargo Center - St Cloud, MN	6,624	869	8,373	936	869	9,309	10,178	(1,226)	2005	40 years
West River Business Park - Waite Park, MN	746	235	1,195	46	235	1,241	1,476	(223)	2003	40 years
Westgate - Boise, ID	0	1,000	10,618	1,680	1,000	12,298	13,298	(2,169)	2003	40 years
Whitewater Plaza - Minnetonka, MN	4,013	530	4,859	437	577	5,249	5,826	(1,154)	2002	40 years
Wirth Corporate Center - Golden Valley, MN	4,025	970	7,659	773	971	8,431	9,402	(1,893)	2002	40 years
Woodlands Plaza IV - Maryland Heights, MO	4,360	771	4,609	685	837	5,228	6,065	(488)	2006	40 years
Total Commercial Office	$353,267	$69,802	$472,649	$40,492	$71,423	$511,520	$582,943	$(88,656)

Commercial Medical
2800 Medical Building - Minneapolis, MN	$5,931	$204	$7,135	$2,018	$229	$9,128	$9,357	$(1,210)	2005	40 years
2828 Chicago Avenue - Minneapolis, MN	8,800	726	11,319	5,624	728	16,941	17,669	(894)	2007	40 years
Airport Medical - Bloomington, MN	1,887	0	4,678	0	0	4,678	4,678	(1,146)	2002	40 years
Barry Pointe Office Park - Kansas City, MO	1,519	384	2,366	96	384	2,462	2,846	(190)	2007	40 years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	7,725	1,071	6,842	697	1,071	7,539	8,610	(401)	2008	40 years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	4,828	189	5,127	534	189	5,661	5,850	(318)	2008	40 years
Casper 1930 E 12th Street (Park Place) - Casper, WY	0	439	5,780	0	439	5,780	6,219	(54)	2009	40 years

2010 Annual Report F-37

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Medical - continued
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY	$0	$338	$5,881	$0	$338	$5,881	$6,219	$(55)	2009	40 years
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY	0	628	9,869	0	628	9,869	10,497	(93)	2009	40 years
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY	0	695	7,455	0	695	7,455	8,150	(70)	2009	40 years
Denfeld Clinic - Duluth, MN	1,952	501	2,597	1	501	2,598	3,099	(393)	2004	40 years
Eagen 1440 Duckwood Medical - Eagan, MN	1,931	521	1,547	519	521	2,066	2,587	(166)	2008	40 years
Edgewood Vista - Belgrade, MT	0	35	779	0	35	779	814	(41)	2008	40 years
Edgewood Vista - Billings, MT	2,082	115	1,782	(15)	115	1,767	1,882	(98)	2008	40 years
Edgewood Vista - Bismarck, ND	6,197	511	9,193	36	511	9,229	9,740	(1,065)	2005	40 years
Edgewood Vista - Brainerd, MN	6,125	587	8,999	34	587	9,033	9,620	(1,042)	2005	40 years
Edgewood Vista - Columbus, NE	0	43	824	0	43	824	867	(44)	2008	40 years
Edgewood Vista - East Grand Forks, MN	3,171	290	1,383	(31)	290	1,352	1,642	(75)	2008	40 years
Edgewood Vista - Fargo, ND	14,113	792	21,050	0	792	21,050	21,842	(1,118)	2008	40 years
Edgewood Vista - Fremont, NE	639	56	490	42	56	532	588	(116)	2000	40 years
Edgewood Vista - Grand Island, NE	0	33	773	0	33	773	806	(41)	2008	40 years
Edgewood Vista - Hastings, NE	658	49	517	40	49	557	606	(125)	2000	40 years
Edgewood Vista - Hermantown I, MN	17,646	288	9,871	1,502	288	11,373	11,661	(2,452)	2000	40 years
Edgewood Vista - Hermantown II, MN	7,097	719	10,517	33	719	10,550	11,269	(1,218)	2005	40 years
Edgewood Vista - Kalispell, MT	660	70	502	52	70	554	624	(121)	2001	40 years
Edgewood Vista - Missoula, MT	937	109	854	36	109	890	999	(290)	1996	40 years
Edgewood Vista - Norfolk, NE	0	42	722	0	42	722	764	(38)	2008	40 years
Edgewood Vista - Omaha, NE	417	89	547	40	89	587	676	(127)	2001	40 years
Edgewood Vista - Sioux Falls, SD	1,192	314	1,001	(27)	314	974	1,288	(54)	2008	40 years
Edgewood Vista - Spearfish, SD	3,858	315	5,807	35	315	5,842	6,157	(673)	2005	40 years
Edgewood Vista - Virginia, MN	15,010	246	11,823	76	246	11,899	12,145	(2,164)	2002	40 years
Edina 6363 France Medical - Edina, MN	7,969	0	12,675	20	0	12,695	12,695	(958)	2008	40 years
Edina 6405 France Medical - Edina, MN	9,120	0	12,201	0	0	12,201	12,201	(799)	2008	40 years
Edina 6517 Drew Avenue - Edina, MN	1,219	353	660	524	372	1,165	1,537	(282)	2002	40 years
Edina 6525 France SMC II - Edina, MN	9,719	755	8,054	5,943	755	13,997	14,752	(3,308)	2003	40 years
Edina 6545 France SMC I - Edina MN	21,625	3,480	30,743	10,588	3,480	41,331	44,811	(9,370)	2001	40 years
Fox River Cottages - Grand Chute, WI	2,266	305	2,746	756	305	3,502	3,807	(310)	2006	40 years
Fresenius - Duluth, MN	898	50	1,520	2	50	1,522	1,572	(230)	2004	40 years
Garden View - St. Paul, MN	2,691	0	7,408	484	0	7,892	7,892	(1,596)	2002	40 years

2010 Annual Report F-38

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Medical - continued
Gateway Clinic - Sandstone, MN	$1,131	$66	$1,699	$1	$66	$1,700	$1,766	$(257)	2004	40 years
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	13,731	3,239	18,362	0	3,239	18,362	21,601	(4,571)	2000	40 years
High Pointe Health Campus - Lake Elmo, MN	2,950	1,305	10,528	962	1,308	11,487	12,795	(1,619)	2004	40 years
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY	0	406	6,634	0	406	6,634	7,040	(62)	2009	40 years
Mariner Clinic - Superior, WI	2,473	0	3,781	21	20	3,782	3,802	(573)	2004	40 years
Minneapolis 701 25th Avenue Medical - Minneapolis, MN	6,711	0	7,873	0	0	7,873	7,873	(418)	2008	40 years
Nebraska Orthopedic Hospital - Omaha, NE	13,151	0	20,272	240	0	20,512	20,512	(3,054)	2004	40 years
Park Dental - Brooklyn Center, MN	1,082	185	2,767	0	185	2,767	2,952	(528)	2002	40 years
Pavilion I - Duluth, MN	6,516	1,245	8,898	31	1,245	8,929	10,174	(1,315)	2004	40 years
Pavilion II - Duluth, MN	11,990	2,715	14,673	1,937	2,715	16,610	19,325	(3,166)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	7,099	1,615	7,851	856	1,647	8,675	10,322	(1,015)	2005	40 years
Sartell 2000 23rd Street South - Sartell, MN	5,321	0	11,781	912	0	12,693	12,693	(2,488)	2002	40 years
St Michael Clinic - St Michael, MN	2,038	328	2,259	264	328	2,523	2,851	(194)	2007	40 years
Stevens Point - Stevens Point, WI	11,006	442	3,888	10,495	442	14,383	14,825	(1,259)	2006	40 years
Wells Clinic - Hibbing, MN	1,725	162	2,497	1	162	2,498	2,660	(377)	2004	40 years
Total Commercial Medical	$256,806	$27,050	$357,800	$45,379	$27,151	$403,078	$430,229	$(53,641)

Commercial Industrial
API Building - Duluth, MN	$998	$115	$1,605	$3	$115	$1,608	$1,723	$(243)	2004	40 years
Bloomington 2000 W 94th Street - Bloomington, MN	3,986	2,133	4,097	15	2,133	4,112	6,245	(349)	2006	40 years
Bodycote Industrial Building - Eden Prairie, MN	1,251	198	1,154	799	198	1,953	2,151	(711)	1992	40 years
Cedar Lake Business Center - St. Louis Park, MN	2,439	895	2,810	47	895	2,857	3,752	(208)	2007	40 years
Clive 2075 NW 94th Street - Clive, IA	2,284	408	2,610	49	408	2,659	3,067	(47)	2009	40 years
Dixon Avenue Industrial Park - Des Moines, IA	7,548	1,439	10,758	1,017	1,439	11,775	13,214	(2,442)	2002	40 years
Eagan 2785 & 2795 Highway 55 - Eagan, MN	3,703	3,058	2,570	0	3,058	2,570	5,628	(144)	2008	40 years
Lexington Commerce Center - Eagan, MN	2,493	453	4,352	1,679	480	6,004	6,484	(1,775)	1999	40 years
Lighthouse - Duluth, MN	1,048	90	1,788	7	90	1,795	1,885	(272)	2004	40 years
Metal Improvement Company - New Brighton, MN	1,720	240	2,189	78	240	2,267	2,507	(465)	2002	40 years
Minnetonka 13600 County Road 62 - Minnetonka, MN	2,456	809	434	2,459	809	2,893	3,702	(91)	2009	40 years
Roseville 2929 Long Lake Road - Roseville, MN	5,862	1,966	7,272	1,474	1,980	8,732	10,712	(737)	2006	40 years
Stone Container - Fargo, ND	2,743	440	6,597	104	440	6,701	7,141	(2,105)	1995	40 years
Stone Container - Roseville, MN	3,965	810	7,440	0	810	7,440	8,250	(1,558)	2001	40 years

2010 Annual Report F-39

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Industrial - continued
Urbandale 3900 106th Street - Urbandale, IA	10,800	3,680	10,089	369	3,721	10,417	14,138	(801)	2007	40 years
Waconia Industrial Building - Waconia, MN	954	165	1,492	383	187	1,853	2,040	(570)	2000	40 years
Wilson's Leather - Brooklyn Park, MN	6,945	1,368	11,643	1,197	1,368	12,840	14,208	(2,490)	2002	40 years
Winsted Industrial Building - Winsted, MN	453	100	901	48	100	949	1,049	(244)	2001	40 years
Woodbury 1865 Woodlane - Woodbury, MN	2,870	1,108	2,628	1,617	1,108	4,245	5,353	(229)	2007	40 years
Total Commercial Industrial	$64,518	$19,475	$82,429	$11,345	$19,579	$93,670	$113,249	$(15,481)

Commercial Retail
17 South Main - Minot, ND	$0	$15	$75	$197	$17	$270	$287	$(139)	2000	40 years
Anoka Strip Center - Anoka, MN	0	123	602	19	134	610	744	(111)	2003	40 years
Burnsville 1 Strip Center - Burnsville, MN	521	208	773	205	208	978	1,186	(171)	2003	40 years
Burnsville 2 Strip Center - Burnsville, MN	414	291	469	202	294	668	962	(126)	2003	40 years
Champlin South Pond - Champlin, MN	1,846	842	2,703	47	866	2,726	3,592	(429)	2004	40 years
Chan West Village - Chanhassen, MN	14,031	5,035	14,665	1,723	5,606	15,817	21,423	(2,970)	2003	40 years
Dakota West Plaza - Minot , ND	409	92	493	28	107	506	613	(52)	2006	40 years
Duluth Denfeld Retail - Duluth, MN	2,802	276	4,699	15	276	4,714	4,990	(719)	2004	40 years
Duluth NAPA - Duluth, MN	848	130	1,800	3	130	1,803	1,933	(272)	2004	40 years
Eagan Community - Eagan, MN	1,452	702	1,588	858	703	2,445	3,148	(366)	2003	40 years
East Grand Station - East Grand Forks, MN	220	150	1,235	309	151	1,543	1,694	(346)	1999	40 years
Fargo Express Community - Fargo, ND	1,088	374	1,420	121	385	1,530	1,915	(250)	2003-2005	40 years
Forest Lake Auto - Forest Lake, MN	0	50	446	13	50	459	509	(83)	2003	40 years
Forest Lake Westlake Center - Forest Lake, MN	4,644	2,446	5,304	458	2,480	5,728	8,208	(1,039)	2003	40 years
Grand Forks Carmike - Grand Forks, ND	1,851	184	2,360	2	184	2,362	2,546	(915)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	0	681	4,808	231	720	5,000	5,720	(1,310)	2000	40 years
Jamestown Buffalo Mall - Jamestown, ND	1,333	566	3,209	2,408	864	5,319	6,183	(810)	2003	40 years
Jamestown Business Center - Jamestown, ND	646	297	1,023	1,299	326	2,293	2,619	(503)	2003	40 years
Kalispell Retail Center - Kalispell, MT	1,483	250	2,250	973	254	3,219	3,473	(525)	2003	40 years
Kentwood Thomasville Furniture - Kentwood, MI	356	225	1,889	(698)	225	1,191	1,416	(626)	1996	40 years
Ladysmith Pamida - Ladysmith, WI	1,044	89	1,411	(818)	89	593	682	(242)	2003	40 years
Lakeville Strip Center - Lakeville, MN	1,084	46	1,142	803	94	1,897	1,991	(420)	2003	40 years
Livingston Pamida - Livingston, MT	1,241	227	1,573	0	227	1,573	1,800	(283)	2003	40 years
Minot Arrowhead - Minot, ND	2,435	100	1,064	6,057	722	6,499	7,221	(2,292)	1973	15 1/2-40 years
Minot Plaza - Minot, ND	612	50	453	121	72	552	624	(240)	1993	40 years
Monticello C Store - Monticello, MN	0	86	770	37	118	775	893	(144)	2003	40 years
Omaha Barnes & Noble - Omaha, NE	2,816	600	3,099	0	600	3,099	3,699	(1,124)	1995	40 years

2010 Annual Report F-40

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Retail - continued
Pine City C-Store - Pine City, MN	$322	$83	$357	$2	$83	$359	$442	$(65)	2003	40 years
Pine City Evergreen Square - Pine City, MN	1,977	154	2,646	582	385	2,997	3,382	(594)	2003	40 years
Rochester Maplewood Square - Rochester, MN	0	3,275	8,610	474	3,294	9,065	12,359	(2,371)	1999	40 years
St. Cloud Westgate - St. Cloud, MN	3,537	1,219	5,535	86	1,242	5,598	6,840	(868)	2004	40 years
Weston Retail - Weston, WI	0	79	1,575	27	80	1,601	1,681	(288)	2003	40 years
Weston Walgreens - Weston, WI	3,273	66	1,718	672	67	2,389	2,456	(233)	2006	40 years
Total Commercial Retail	$52,285	$19,011	$81,764	$16,456	$21,053	$96,178	$117,231	$(20,926)

Subtotal	$1,057,619	$175,355	$1,404,352	$220,812	$187,751	$1,612,768	$1,800,519	$(308,626)

2010 Annual Report F-41

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Unimproved Land
Bismarck 2130 S 12th St - Bismarck, ND	$0	$576	$0	$12	$588	$0	$588	$0	2008	40 years
Bismarck 700 E Main - Bismarck, ND	0	314	0	541	855	0	855	0	2008	40 years
Eagan Unimproved Land - Eagan, MN	0	423	0	0	423	0	423	0	2006	40 years
IRET Corporate Plaza Outlot - Minot, ND	0	568	0	4	572	0	572	0	2009	40 years
Kalispell Unimproved Land - Kalispell, MT	0	1,400	0	24	1,411	13	1,424	0	2003	40 years
Monticello Unimproved Land - Monticello, MN	0	95	0	2	97	0	97	0	2006	40 years
Quarry Ridge Unimproved Land - Rochester, MN	0	942	0	0	942	0	942	0	2006	40 years
River Falls Unimproved Land - River Falls, WI	0	176	0	5	179	2	181	0	2003	40 years
Urbandale Unimproved Land - Urbandale, IA	0	5	0	108	113	0	113	0	2009	40 years
Weston Unimproved Land - Weston, WI	0	812	0	0	812	0	812	0	2006	40 years
Total Unimproved Land	$0	$5,311	$0	$696	$5,992	$15	$6,007	$0

Development in Progress
Fargo 1320 45th Street N - Fargo, ND	$0	$395	$0	$2,436	$396	$2,435	$2,831	$0	2009	40 years
Total Development in Progress	$0	$395	$0	$2,436	$396	$2,435	$2,831	$0

Total	$1,057,619	$181,061	$1,404,352	$223,944	$194,139	$1,615,218	$1,809,357	$(308,626)

2010 Annual Report F-42

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ended April 30, 2010, 2009, and 2008 are as follows:

	(in thousands)
	2010	2009	2008

Balance at beginning of year	$1,729,585	$1,648,259	$1,489,287
Additions during year
Multi-Family Residential	4,270	23,215	11,159
Commercial Office	2,096	8,573	14,473
Commercial Medical	38,125	19,084	82,233
Commercial Industrial	3,066	4,337	27,132
Commercial Retail	0	0	0
Improvements and Other	29,343	27,971	25,787
	1,806,485	1,731,439	1,650,071
Deductions during year
Cost of real estate sold	(1,217)	(49)	(1,812)
Impairment charge	(1,678)	(338)	0
Other(1)	(3,071)	(1,467)	0
Balance at close of year(2)	$1,800,519	$1,729,585	$1,648,259

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2010, 2009, and 2008, are as follows:

	(in thousands)
	2010	2009	2008

Balance at beginning of year	$262,871	$219,379	$180,544
Additions during year
Provisions for depreciation	48,152	44,227	39,806
Deductions during year
Accumulated depreciation on real estate sold	(737)	(36)	(971)
Other(1)	(1,660)	(699)	0
Balance at close of year	$308,626	$262,871	$219,379

(1)	Consists of miscellaneous disposed assets.
(2)	The net basis of the Company’s real estate investments for Federal Income Tax purposes is approximately $1.3 billion.

2010 Annual Report F-43

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2010

Schedule IV

INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

				(in thousands)
	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Int.
First Mortgage
Liberty Holdings, LLC	7.00%	11/01/12	Monthly/ Balloon	0	167	161	0
				$0	$167	$161	$0
Less:
Allowance for Loan Losses						$(3)
						$158

	(in thousands)
	2010	2009	2008
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$160	$541	$399
New participations in and advances on mortgage loans	0	0	167
	$160	$541	$566
Collections	(2)	(381)	(25)
Transferred to other assets	0	0	0
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$158	$160	$541

2010 Annual Report F-44

Exhibit Index

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

10.6*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2005, and incorporated herein by reference.

10.7*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 12, 2005, and incorporated herein by reference.

10.8	Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

10.9*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed September 11, 2006, and incorporated herein by reference.

10.10	Loan and Security Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.

10.11*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2007, and incorporated herein by reference.

10.12*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2008, and incorporated herein by reference.

10.13*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2009, and incorporated herein by reference.

10.14*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2007, and incorporated herein by reference.

10.15*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed September 9, 2009, and incorporated herein by reference.

10.16*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2009, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Senior Vice President and Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

32.2	Section 906 Certification of the Senior Vice President and Chief Financial Officer, filed herewith.

________________________
*           Indicates management compensatory plan, contract or arrangement.