Form 10-Q
period 2010-07-31
INVESTORS REAL ESTATE TRUST
filed 2010-09-09
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2010

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of September 3, 2010, it had 78,551,939 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2011
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	July 31, 2010	April 30, 2010
ASSETS
Real estate investments
Property owned	$1,813,427	$1,800,519
Less accumulated depreciation	(320,994)	(308,626)
	1,492,433	1,491,893
Development in progress	174	2,831
Unimproved land	6,020	6,007
Mortgage loans receivable, net of allowance of $3 and $3, respectively	158	158
Total real estate investments	1,498,785	1,500,889
Other assets
Cash and cash equivalents	56,077	54,791
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance of $934 and $912, respectively	17,751	17,320
Accounts receivable, net of allowance of $395 and $257, respectively	5,911	4,916
Real estate deposits	302	516
Prepaid and other assets	3,032	1,189
Intangible assets, net of accumulated amortization of $41,630 and $39,571, respectively	50,050	50,700
Tax, insurance, and other escrow	10,391	9,301
Property and equipment, net of accumulated depreciation of $1,025 and $924, respectively	1,371	1,392
Goodwill	1,388	1,388
Deferred charges and leasing costs, net of accumulated amortization of $13,305 and $13,131, respectively	18,449	18,108
TOTAL ASSETS	$1,663,927	$1,660,930

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$33,340	$38,514
Revolving lines of credit	6,528	6,550
Mortgages payable	1,063,414	1,057,619
Other	1,272	1,320
TOTAL LIABILITIES	1,104,554	1,104,003
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	1,427	1,812
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2010 and April 30, 2010, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 78,158,032 shares issued and outstanding at July 31, 2010, and 75,805,159 shares issued and outstanding at April 30, 2010)	603,344	583,618
Accumulated distributions in excess of net income	(213,055)	(201,412)
Total Investors Real Estate Trust shareholders’ equity	417,606	409,523
Noncontrolling interests – Operating Partnership (20,272,529 units at July 31, 2010 and 20,521,365 units at April 30, 2010)	130,050	134,970
Noncontrolling interests – consolidated real estate entities	10,290	10,622
Total equity	557,946	555,115
TOTAL LIABILITIES AND EQUITY	$1,663,927	$1,660,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2010 and 2009

	Three Months Ended July 31
	(in thousands, except per share data)
	2010	2009
REVENUE
Real estate rentals	$50,685	$49,030
Tenant reimbursement	11,336	11,791
TOTAL REVENUE	62,021	60,821
EXPENSES
Depreciation/amortization related to real estate investments	14,482	14,068
Utilities	4,295	4,167
Maintenance	7,195	7,207
Real estate taxes	8,149	7,971
Insurance	505	973
Property management expenses	5,447	4,098
Administrative expenses	1,757	1,356
Advisory and trustee services	212	131
Other expenses	353	434
Amortization related to non-real estate investments	654	575
TOTAL EXPENSES	43,049	40,980
Interest expense	(16,762)	(17,401)
Interest income	58	66
Other income	83	63
Income before income taxes	2,351	2,569
Income tax expense	(19)	0
NET INCOME	2,332	2,569
Net income attributable to noncontrolling interests – Operating Partnership	(370)	(479)
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	24	(73)
Net income attributable to Investors Real Estate Trust	1,986	2,017
Dividends to preferred shareholders	(593)	(593)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,393	$1,424
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.02	$.02
DIVIDENDS PER COMMON SHARE	$.1715	$.1705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the three months ended July 31, 2010 and 2009

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2009	1,150	$27,317	60,304	$461,648	$(155,956)	$160,398	$493,407
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					2,017	531	2,548
Distributions – common shares					(10,817)	(3,553)	(14,370)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			313	2,676			2,676
Shares issued			3,170	26,307			26,307
Redemption of units for common shares			1	5		(5)	0
Adjustments to redeemable noncontrolling interests				(194)			(194)
Other				(1)		(3)	(4)
Balance July 31, 2009	1,150	$27,317	63,788	$490,441	$(165,349)	$157,368	$509,777

Balance April 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$145,592	$555,115
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					1,986	338	2,324
Distributions – common shares					(13,036)	(3,514)	(16,550)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			330	2,773			2,773
Shares issued			1,774	14,785			14,785
Redemption of units for common shares			249	1,776		(1,776)	0
Adjustments to redeemable noncontrolling interests				393			393
Other				(1)		(300)	(301)
Balance July 31, 2010	1,150	$27,317	78,158	$603,344	$(213,055)	$140,340	$557,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2010 and 2009

	Three Months Ended July 31 (in thousands)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,332	$2,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,534	15,000
Bad debt expense	0	277
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(453)	(252)
Increase in accounts receivable	(913)	(507)
Increase in prepaid and other assets	(1,843)	(1,849)
Increase in tax, insurance and other escrow	(1,090)	(723)
Increase in deferred charges and leasing costs	(1,387)	(756)
Decrease in accounts payable, accrued expenses, and other liabilities	(3,570)	(980)
Net cash provided by operating activities	8,610	12,779
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds (payments) from real estate deposits	214	(372)
Proceeds from sale of real estate and other investments	0	25
Insurance proceeds received	3	57
Payments for acquisitions and improvements of real estate investments	(8,887)	(8,667)
Net cash used by investing activities	(8,670)	(8,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	12,975	11,255
Principal payments on mortgages payable	(11,468)	(25,708)
Principal payments on revolving lines of credit and other debt	(22)	(2,000)
Proceeds from revolving lines of credit and other debt	0	9,500
Proceeds from sale of common shares, net of issue costs	14,532	26,157
Repurchase of fractional shares and partnership units	(1)	(1)
Distributions paid to common shareholders, net of reinvestment of $2,589 and $2,471, respectively	(10,447)	(8,346)
Distributions paid to preferred shareholders	(593)	(593)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $184 and $205, respectively	(3,330)	(3,348)
Distributions paid to noncontrolling interests – consolidated real estate entities	(300)	(3)
Distributions paid to redeemable noncontrolling interests – consolidated real estate entities	0	(44)
Net cash provided by financing activities	1,346	6,869
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,286	10,691
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,791	33,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,077	$43,935

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2010 and 2009

	Three Months Ended July 31 (in thousands)
	2010	2009
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$2,589	$2,471
Operating partnership distribution reinvestment plan	184	205
Operating partnership units converted to shares	1,776	5
Real estate investment acquired through assumption of indebtedness and accrued costs	4,288	0
Adjustments to accounts payable included within real estate investments	(1,352)	864
Adjustments to redeemable noncontrolling interests	(393)	194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	16,365	16,909
Interest other	79	167
	$16,444	$17,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2010 and 2009

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Texas, Michigan, Wisconsin and Wyoming. As of July 31, 2010, IRET owned 78 multi-family residential properties with 9,691 apartment units and 176 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.1 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

All references to IRET or the Company refer to Investors Real Estate Trust and its consolidated subsidiaries.

NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of IRET and all subsidiaries in which it maintains a controlling interest. All intercompany balances and transactions are eliminated in consolidation. The Company’s fiscal year ends April 30th.

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 79.4% and 78.7%, respectively, as of July 31, 2010 and April 30, 2010. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed with the SEC on July 14, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention; we have omitted all references to the prior detailed numerical referencing system previously used by the FASB to identify FASB statements, staff positions, abstracts and accounting statements of position, and instead use the new ASC numbering convention, as applicable.

In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about activity within Level 3 fair value measurements.   To date, we have not had any transfers in and out of Level 1 and Level 2 fair value measurements, nor do we have any Level 3 fair value measurements. Therefore, the application of this update did not have any impact on the fair value disclosures included in our consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the three months ended July 31, 2010 and 2009, the Company incurred no losses due to impairment.

COMPENSATING BALANCES

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $100,000; United Community Bank, Minot, North Dakota, deposit of $370,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $3.2 million, and Peoples State Bank of Velva, North Dakota, deposit of $150,000.

IDENTIFIED INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the three months ended July 31, 2010, the Company added approximately $1.4 million of new intangible assets and no new intangible liabilities. The weighted average life of the intangible assets acquired in the three months ended July 31, 2010 is 6.5 years. No new intangible assets or intangible liabilities were added in the three months ended July 31, 2009. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company’s identified intangible assets and intangible liabilities at July 31, 2010 and April 30, 2010 were as follows:

	(in thousands)
	July 31, 2010	April 30, 2010
Identified intangible assets (included in intangible assets):
Gross carrying amount	$91,680	$90,271
Accumulated amortization	(41,630)	(39,571)
Net carrying amount	$50,050	$50,700

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,260	$1,260
Accumulated amortization	(988)	(940)
Net carrying amount	$272	$320

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(7,000) and $(12,000) for the three months ended July 31, 2010 and 2009, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2012	$53
2013	36
2014	37
2015	20
2016	16

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $2.0 million and $2.3 million for the three months ended July 31, 2010 and 2009, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2012	$4,941
2013	3,967
2014	3,561
2015	3,204
2016	3,015

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of July 31, 2010 and April 30, 2010 were $1.4 million. The annual review at April 30, 2010 indicated no impairment and there was no indication of impairment at July 31, 2010.

MARKETABLE SECURITIES

IRET’s investments in marketable securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt securities which the Company intends to hold for an indefinite period of time. These securities are valued at current fair value with the resulting unrealized gains and losses excluded from earnings and reported as a separate component of equity until realized. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  At July 31, 2010, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

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

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2010 and 2009:

	Three Months Ended July 31
	(in thousands, except per share data)
	2010	2009
NUMERATOR
Net income attributable to Investors Real Estate Trust	$1,986	$2,017
Dividends to preferred shareholders	(593)	(593)
Numerator for basic earnings per share – net income available to common shareholders	1,393	1,424
Noncontrolling interests – Operating Partnership	370	479
Numerator for diluted earnings per share	$1,763	$1,903
DENOMINATOR
Denominator for basic earnings per share - weighted average shares	76,384	62,386
Effect of convertible operating partnership units	20,393	20,837
Denominator for diluted earnings per share	96,777	83,223

NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.02	$.02

NOTE 4 • EQUITY

During the first quarter of fiscal year 2011, the Company sold 1.8 million common shares under its continuous offering program with Robert W. Baird & Co., Incorporated (“Baird”) as sales agent, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts.  As of July 31, 2010, the Company had available securities in the aggregate amount of approximately $18.2 million reserved for issuance under its continuous offering program with Baird.

As of July 31, 2010, approximately 249,000 Units have been converted to common shares during fiscal year 2011, with a total value of approximately $1.8 million included in equity. Approximately 375,000 additional common shares have been issued under the Company’s Distribution Reinvestment and Share Purchase Plan during the three months ended July 31, 2010 with a total value of $3.1 million included in equity.

NOTE 5 • SEGMENT REPORTING

IRET reports its results in five reportable segments: multi-family residential properties, commercial office, commercial medical (including senior housing), commercial industrial and commercial retail properties.  The Company’s reportable segments are aggregations of similar properties.  The accounting policies of each of these segments are the same as those described in Note 2, which presents the measure(s) used by the chief operating decision maker for purposes of assessing segment performance.

IRET measures the performance of its segments based on net operating income (“NOI”), which the Company defines as total real estate revenues less real estate expenses and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments.)  IRET believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The revenues and net operating income for these reportable segments are summarized as follows for the three month period ended July 31, 2010 and 2009, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended July 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,953	$19,893	$16,315	$3,443	$3,417	$62,021
Real estate expenses	9,304	8,943	5,308	983	1,053	25,591
Net operating income	$9,649	$10,950	$11,007	$2,460	$2,364	36,430
Depreciation/amortization						(15,136)
Administrative, advisory and trustee fees						(1,969)
Other expenses						(353)
Interest						(16,762)
Other income						141
Income tax expense						(19)
Net income						$2,332

	(in thousands)
Three Months Ended July 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,083	$21,166	$13,718	$3,395	$3,459	$60,821
Real estate expenses	9,234	9,447	3,693	951	1,091	24,416
Net operating income	$9,849	$11,719	$10,025	$2,444	$2,368	36,405
Depreciation/amortization						(14,643)
Administrative, advisory and trustee fees						(1,487)
Other expenses						(434)
Interest						(17,401)
Other income						129
Net income						$2,569

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of July 31, 2010, and April 30, 2010, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of July 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$559,508	$584,149	$434,415	$118,027	$117,328	$1,813,427
Less accumulated depreciation/amortization	(133,824)	(92,720)	(56,656)	(16,176)	(21,618)	(320,994)
Total property owned	$425,684	$491,429	$377,759	$101,851	$95,710	1,492,433
Cash and cash equivalents						56,077
Marketable securities						420
Receivables and other assets						108,645
Development in progress						174
Unimproved land						6,020
Mortgage loans receivable, net of allowance						158
Total Assets						$1,663,927

	(in thousands)
As of April 30, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$556,867	$582,943	$430,229	$113,249	$117,231	$1,800,519
Less accumulated depreciation/amortization	(129,922)	(88,656)	(53,641)	(15,481)	(20,926)	(308,626)
Total property owned	$426,945	$494,287	$376,588	$97,768	$96,305	1,491,893
Cash and cash equivalents						54,791
Marketable securities						420
Receivables and other assets						104,830
Development in progress						2,831
Unimproved land						6,007
Mortgage loans receivable, net of allowance						158
Total Assets						$1,660,930

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of July 31, 2010, the total property cost of the 29 properties subject to purchase options was approximately $210.6 million, and the total gross rental revenue from these properties was approximately $5.0 million for the three months ended July 31, 2010.

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

Restrictions on Taxable Dispositions.  Approximately 133 of IRET’s properties, consisting of approximately 7.5 million square feet of the Company’s combined commercial segments’ properties and 4,322 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $879.5 million at July 31, 2010.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Crosstown Circle Office Building, Eden Prairie, MN.  The Company’s Crosstown Circle Office Building in Eden Prairie, Minnesota was acquired in October 2004 from Best Buy Company, which is leasing all but  7,500 square feet of the 185,000 square foot building under a master lease expiring September 30, 2010.  Under the terms of the financing obtained by the Company for this building, the Company is obligated to fund a leasing reserve account in the event that a specified occupancy level is not met at the time the Best Buy master lease expires.  The amount to be deposited in the leasing reserve account will be calculated by multiplying a specified amount per square foot by the difference between the specified occupancy level and the building’s actual occupied square feet.  The Company expects the amount that it will be required to deposit in such leasing reserve account as of October 1, 2010 will not exceed $3.5 million.  Funds in the leasing reserve account will be released as leases for vacant space in the building are executed.

Joint Venture Buy/Sell Options.  Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners’ interests.  IRET has one joint venture which allows IRET’s unaffiliated partner, at its election, to require that IRET buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.  The Company is not aware of any intent on the part of this partner to exercise its options.

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of July 31, 2010, the Company is committed to fund approximately $6.3 million in tenant improvements, within approximately the next 12 months.

Construction interest capitalized for the three month periods ended July 31, 2010 and 2009, respectively, was approximately $24,000 and $0 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. There were no properties classified as discontinued operations during the three months ended July 31, 2010 and 2009.

NOTE 8 • ACQUISITIONS

During the first quarter of fiscal year 2011, IRET acquired, on July 15, 2010, two medical office buildings located in, respectively, Billings, Montana and Missoula, Montana, for a total purchase price of approximately $5.2 million, consisting of cash of approximately $957,000 and the assumption of existing debt with an interest rate of 7.06% and a maturity date of December 31, 2016 in the amount of approximately $4.3 million.  The two medical office buildings were each constructed in 2001, and contain approximately 14,705 square feet and 14,640 square feet of leasable space, respectively.  During the first quarter of fiscal year 2011, the Company completed construction of a single-tenant office/warehouse facility in Fargo, North Dakota. The cost to construct the facility was approximately $3.9 million, including the cost of the land plus imputed construction interest. There were no dispositions in the first quarter of fiscal year 2011.

The following table details the Company’s acquisitions and development projects placed in service during the three months ended July 31, 2010:

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Commercial Property - Medical
14,705 sq. ft Billings 2300 Grant Road - Billings, MT	$649	$1,216	$657	$2,522
14,640 sq. ft. Missoula 3050 Great Northern Avenue - Missoula, MT	640	1,331	752	2,723
	1,289	2,547	1,409	5,245
Commercial Property - Industrial
42,244 sq ft. Fargo 1320 45th Street N. - Fargo, ND1	0	1,616	0	1,616
	0	1,616	0	1,616

Total Property Acquisitions	$1,289	$4,163	$1,409	$6,861

(1)	Development property placed in service June 22, 2010. Additional costs incurred in fiscal year 2010 totaled $2.3 million for a total project cost at July 31, 2010 of $3.9 million.

NOTE 9 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 3.04% to 9.75%, and the mortgages have varying maturity dates from the current fiscal year through June 9, 2035.

Of the mortgages payable, the balances of fixed rate mortgages totaled $1.0 billion at July 31, 2010 and April 30, 2010. The balances of variable rate mortgages totaled $28.4 million and $29.0 million as of July 31, 2010, and April 30, 2010, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of July 31, 2010, the weighted average rate of interest on the Company’s mortgage debt was 6.13%, compared to 6.17% on April 30, 2010. The aggregate amount of required future principal payments on mortgages payable as of July 31, 2010, is as follows:

Three Months Ended July 31, 2010	(in thousands)
2011 (remainder)	$96,667
2012	118,212
2013	48,766
2014	62,470
2015	92,742
Thereafter	644,557
Total payments	$1,063,414

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

Marketable Securities. The fair values of these instruments are estimated based on quoted market prices for the security.  At July 31, 2010, marketable securities available-for-sale consisted of bank certificates of deposit with maturities of less than two years.

Other Debt. The fair value of other debt is estimated based on the discounted cash flows of the loan using current market rates.

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

The estimated fair values of the Company’s financial instruments as of July 31, 2010 and April 30, 2010, are as follows:

	(in thousands)
	July 31, 2010		April 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$158	$158	$158	$158
Cash and cash equivalents	56,077	56,077	54,791	54,791
Marketable securities - available-for-sale	420	420	420	420
FINANCIAL LIABILITIES
Other debt	1,000	1,015	1,000	1,142
Mortgages payable	1,063,414	1,050,899	1,057,619	1,015,879

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our condensed consolidated balance sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets.  As of July 31, 2010 and April 30, 2010, the estimated redemption value of the redeemable noncontrolling interests was $1.4 million and $1.8 million respectively.  Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2009	$1,737
Net income	21
Distributions	(44)
Mark-to-market adjustments	194
Balance at July 31, 2009	$1,908

(in thousands)
Balance at April 30, 2010	$1,812
Net income	8
Distributions	0
Mark-to-market adjustments	(393)
Balance at July 31, 2010	$1,427

NOTE 12 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On September 3, 2010, the Company’s Board of Trustees declared a regular quarterly distribution of 17.15 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable October 1, 2010, to common shareholders and unitholders of record on September 15, 2010. IRET’s Board of Trustees continues to evaluate the Company’s distribution payout level on a quarter-by-quarter basis in view of the sustained economic downturn; in the event of continued or further deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including reducing the level of distributions to common shareholders and unitholders. Also on September 3, 2010, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable September 30, 2010 to preferred shareholders of record on September 15, 2010.

Line of Credit.  Subsequent to the end of the first quarter of fiscal year 2011, on August 12, 2010, the Company’s Operating Partnership, IRET Properties, entered into a loan agreement with First International Bank & Trust, a North Dakota state bank (“Lender”), pursuant to which Lender has agreed to provide a revolving credit facility with a commitment amount at the time of close of $39.0 million.  At the discretion of the Lender, the total commitment available under the credit facility may be increased to $60.0 million.  First International Bank & Trust is owned by Stephen L. Stenehjem, a Trustee of IRET, and by members of his family.  IRET Properties advanced $10.0 million under the facility on August 13, 2010, and the Company expects to borrow additional amounts under the facility from time to time for general corporate purposes, to finance acquisitions, development and redevelopment projects, and tenant improvements and potentially to repay debt.  The facility is secured by mortgages on various properties owned by IRET Properties and its subsidiaries.  The initial term of the facility is three years, with interest-only payments due monthly based on the total amount of advances outstanding.  The facility may be prepaid at par at any time.  IRET Properties may add additional eligible real estate properties as collateral for the facility if it chooses to remove an existing property from the mortgage collateral. IRET Properties may also remove property as collateral for the facility without substituting additional collateral if the remaining property in the collateral pool satisfies the minimum collateral requirements in the loan documents.  Advances under the facility may not exceed 60% of the value of the properties provided as security.  The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1%, with a floor of 5.65% and a cap of 8.65% during the initial term of the facility.  The facility includes covenants and restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and IRET Properties is also required to maintain minimum depository account(s) totaling $6.0 million with the Lender, of which $1.5 million is to be held in a non-interest bearing account.  The Lender has informed IRET Properties that as of September 3, 2010, participants in the credit facility and their respective commitment amounts are as follows:  First International Bank  & Trust: $12,000,000 (lead bank); First Western Bank & Trust: $12,000,000; The Bank of North Dakota: $12,000,000; United Community Bank of North Dakota: $2,000,000; and American State Bank & Trust Company: $1,000,000, for a total of $39.0 million committed as of September 3, 2010.

Pending Acquisitions and Dispositions.  The Company has signed an agreement for the purchase of a two-building senior housing complex located in Minot, North Dakota, consisting of two single-story facilities with a combined total of approximately 169 units/beds, for a purchase price of approximately $15.2 million, of which approximately $5.7 million would consist of the assumption of existing debt, with the remaining approximately $9.5 million to be paid in cash. This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the acquisition will be completed.

The Company is marketing for sale its 504-unit Dakota Hill multi-family residential property in Irving, Texas. A sales agreement for the property was terminated by a prospective buyer during the third quarter of fiscal year 2010; during the fourth quarter of fiscal year 2010, the Company signed a sales agreement for the property with a different prospective purchaser.  During the fourth quarter of fiscal year 2010, the Company refinanced the Dakota Hill property, replacing existing mortgage debt of approximately $22.4 million with new debt totaling approximately $23.5 million, with a maturity date of February 1, 2017. The Company has also signed agreements for the sale of three multi-family residential properties in Colorado: the Company’s 210-unit Miramont and 195-unit Pinecone Apartments in Ft. Collins, Colorado and its 192-unit Neighborhood Apartments in Colorado Springs, Colorado.  Additionally, the Company has signed an agreement for the sale of an approximately 29,440 square foot industrial building in Waconia, Minnesota, with an expected closing date in the third quarter of the current fiscal year. These proposed dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be completed. On September 2, 2010, the Company closed on its sale of a small retail property in Ladysmith, Wisconsin, for a sales price of $450,000.  The Company repaid debt on the property of approximately $1.0 million at closing.

Development Project.  The Company is constructing an addition to its existing Edgewood Vista assisted living facility in Spearfish, South Dakota.  This development project will add dining and garage facilities and approximately 23 senior housing apartments to the existing facility for an estimated total cost of $2.6 million.  Completion of the addition is expected in January 2011.  The Company signed the construction agreement during the first quarter of fiscal year 2011.

ITEM 2. MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2010, which are included in the Company’s Annual Report on Form 10-K, filed with the SEC on July 14, 2010.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2010, our real estate portfolio consisted of 78 multi-family residential properties containing 9,691 apartment units and having a total real estate investment amount net of accumulated depreciation of $425.7 million, and 176 commercial properties containing approximately 12.1 million square feet of leasable space. Our commercial properties consist of:

•	67 commercial office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $491.4 million;

•
56 commercial medical properties (including senior housing) containing approximately 2.6 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $377.8 million;

•
20 commercial industrial properties containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $101.8 million; and

•	33 commercial retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $95.7 million.

Our primary source of income and cash is rents associated with multi-family residential and commercial leases. Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We intend to continue to achieve our business objective by investing in multi-family residential properties and in commercial office, commercial medical, commercial industrial, and commercial retail properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Texas, Wisconsin and Wyoming.

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

IRET continues to pursue our announced goal of transferring the management of the majority of our commercial and multi-family residential properties from third-party property management companies to our own employees.  As of July 31, 2010, the Company has under internal management a total of 146 properties in our commercial office, commercial medical, commercial industrial and commercial retail segments, totaling approximately 8.7 million square feet.  Approximately 68.7% of the properties in our commercial office segment, 89.3% of the properties in our commercial medical segment, 90.0% of the properties in our commercial industrial segment, and 97.0% of the properties in our commercial retail segment, were internally managed by Company employees as of July 31, 2010.  We continue to evaluate our portfolio of commercial properties to determine additional suitable candidates for internal management, and to establish appropriate timelines to accomplish the transfers.

The transition to internal management in the Company’s multi-family residential segment is in its latter stages. As of July 31, 2010, approximately 84.6% of the properties in the Company’s multi-family residential segment were internally managed by Company employees, or approximately 7,545 units in 66 properties. The Company has added a significant number of new employees, many of whom were hired to work in multi-family residential property management, and as of July 31, 2010, the Company had 359 employees, of which 283 were full-time and 76 part-time employees; of these 359 employees, 55 are corporate staff in our Minot, North Dakota and Eden Prairie, Minnesota offices, and 304 are property management employees based at our properties or in local property management offices. These additions to staff, and associated investments in equipment, accounting and other support systems, represent a significant expense to the Company, which is reflected in an increase in property management expense attributable to the Company’s internal property management initiative of approximately $362,000 for the three months ended July 31, 2010, primarily in the multi-family residential segment.

During the first quarter of fiscal year 2011, as discussed below in the Property Acquisitions section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company acquired, on July 15, 2010, two medical office buildings located in, respectively, Billings, Montana and Missoula, Montana, for a total purchase price of approximately $5.2 million, consisting of cash of approximately $957,000 and the assumption of existing debt, with an interest rate of 7.06% and a maturity date of December 31, 2016, in the amount of approximately $4.3 million.  The two medical office buildings contain approximately 14,705 square feet and 14,640 square feet, respectively, of leasable space.  During the first quarter of fiscal year 2011, the Company completed construction of a single-tenant office/warehouse facility in Fargo, North Dakota. The cost to construct the facility was approximately $3.9 million, including the cost of the land plus imputed construction interest.

Our first quarter fiscal year 2011 results reflect the continuing challenges the real estate industry is facing during this prolonged economic downturn.  Vacancy across all segments in our markets continued to affect our results, with occupancy levels below those in the same quarter in the prior fiscal year in all segments except commercial medical.  During this quarter, commercial tenants continued to focus on reducing costs through space reductions and lower rents, and continued high unemployment pressured occupancy and revenue in our multi-family residential segment.  However, we have seen improvement in occupancy in the first quarter of fiscal year 2011 compared to the immediately preceding fourth quarter of fiscal year 2010.  We expect economic conditions to remain weak during the remainder of the current calendar year, with corresponding continued economic stress on our tenants leading to increases in past due accounts and vacancies.  Given our continued belief that economic conditions do not appear likely to improve quickly, our near-term focus continues to be on strengthening our capital and liquidity position by considering the selective disposition of properties, evaluating the possible issuance of additional equity, controlling and reducing capital expenditures and overhead costs, and generating positive cash flows from operations.  Identifying appropriately-priced, accretive acquisitions is still a challenge in our markets, and we continue to expect limited portfolio growth in the current fiscal year.  However, the Company has development and redevelopment projects planned in our core markets that we expect will provide additional revenue potential.

The continuation of the current economic downturn and capital market disruptions have and could continue to have a negative impact on us, and adversely affect our future results of operations.  In the event of further deterioration in our operating results, or absent the ability to continue to refinance our existing properties and access new borrowings, we may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.  Company management and the Board continue to monitor closely the Company's operating results, in particular cash flows from operations, which are an important factor in our ability to sustain our common share distribution at its current rate.  For the first quarter of fiscal year 2011, we paid distributions of $13.8 million in cash and $2.8 million in common shares pursuant to our DRIP to common shareholders and unitholders of the Operating Partnership, as compared to net cash provided by operating activities of $8.6 million and funds from operations of $16.8 million.  At a meeting subsequent to the end of the first quarter of fiscal year 2011, the Company's Board of Trustees decided to maintain the Company's common share/unit distribution at its current level ($0.1715 per share/unit), but the Company cannot rule out the need in future for a reduction in the current amount of the distribution.

During the first quarter of fiscal year 2011, we negotiated a Settlement and Lease Modification Agreement with the parent company of our tenants in IRET’s Fox River senior housing project in Grand Chute, Wisconsin, Stevens Point senior housing project in Stevens Point, Wisconsin, and IRET’s Edgewood Vista senior housing projects.  The tenants in these projects, affiliates of Sunwest Management, Inc., declared bankruptcy in December 2008.   Under the terms of this agreement, IRET received a cash payment of $2.2 million to settle our claims in bankruptcy.  The Stevens Point lease was modified to reduce the Annual Rent due under the lease to $1.0 million (or approximately $85,000 per month), compared to $1.4 million (or approximately $113,000 per month) under the lease as originally written.  The Stevens Point lease was assigned to an acquiring entity formed by Blackstone Ventures.  The Fox River lease is not being assumed or assigned, and we are continuing to evaluate our options in regard to this project; at this time we consider that, subject to market conditions, we will proceed to market the Fox River property.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, filed with the SEC on July 14, 2010, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended July 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

REVENUES

Revenues for the three months ended July 31, 2010 were $62.0 million compared to $60.8 million in the three months ended July 31, 2009, an increase of $1.2 million or 2.0%. The increase in revenue for the three months ended July 31, 2010 resulted primarily from properties acquired in Fiscal 2010.

(in thousands)
Increase in Total Revenue Three Months ended July 31, 2010

Rent in Fiscal 2011 primarily from 11 properties acquired in Fiscal 2010 in excess of that received in Fiscal 2010 from the same 11 properties	$2,972
Rent from 3 properties acquired in Fiscal 2011	62
Decrease in rental income on stabilized properties due to an increase in vacancy	(1,259)
Increase in tenant concessions	(575)
Net increase in total revenue	$1,200

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

The following tables show real estate revenues, real estate expenses and NOI by reportable operating segment for the three months ended July 31, 2010 and 2009.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

The tables also show NOI by reportable operating segment on a stabilized property and non-stabilized property basis.  Stabilized properties are properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from the stabilized property category), and, in the case of development or re-development properties, which have achieved a target level of occupancy.  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.  Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements.

	(in thousands)
Three Months Ended July 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,953	$19,893	$16,315	$3,443	$3,417	$62,021
Real estate expenses
Utilities	1,541	1,800	814	36	104	4,295
Maintenance	2,899	2,783	1,028	197	288	7,195
Real estate taxes	1,940	3,563	1,502	629	515	8,149
Insurance	302	101	48	39	15	505
Property management	2,622	696	1,916	82	131	5,447
Total expenses	$9,304	$8,943	$5,308	$983	$1,053	$25,591
Net operating income	$9,649	$10,950	$11,007	$2,460	$2,364	$36,430

Stabilized net operating income	$9,594	$10,944	$10,065	$2,359	$2,364	$35,326
Non-stabilized net operating income	55	6	942	101	0	1,104
Total net operating income	$9,649	$10,950	$11,007	$2,460	$2,364	$36,430

	(in thousands)
Three Months Ended July 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$19,083	$21,166	$13,718	$3,395	$3,459	$60,821
Real estate expenses
Utilities	1,499	1,831	687	62	88	4,167
Maintenance	2,803	2,891	1,040	192	281	7,207
Real estate taxes	2,097	3,570	1,213	555	536	7,971
Insurance	494	263	113	48	55	973
Property management	2,341	892	640	94	131	4,098
Total expenses	$9,234	$9,447	$3,693	$951	$1,091	$24,416
Net operating income	$9,849	$11,719	$10,025	$2,444	$2,368	$36,405

Stabilized net operating income	$9,844	$11,763	$10,025	$2,444	$2,368	$36,444
Non-stabilized net operating income	5	(44)	0	0	0	(39)
Total net operating income	$9,849	$11,719	$10,025	$2,444	$2,368	$36,405

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in two of our five reportable segments in the three month period ended July 31, 2010 compared to the three month period ended July 31, 2009, to $62.0 million compared to $60.8 million, primarily due to acquisitions to the commercial medical and commercial industrial segments. Our overall level of tenant concessions increased in the three month period of fiscal year 2011 compared to the year-earlier period.

•
Physical Occupancy.  During the three months ended July 31, 2010, physical occupancy levels on a stabilized property and all property basis decreased from the year earlier periods in four of our five reportable segments, increasing only in our commercial medical segment. We attribute the decrease primarily to difficult leasing conditions resulting from the current economic downturn, as discussed above in the Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Physical occupancy rates on a stabilized property and all property basis for the three months ended July 31, 2010, compared to the three months ended July 31, 2009, are shown below:

	Stabilized Properties		All Properties
	Three Months Ended July 31,		Three Months Ended July 31,
	2010	2009	2010	2009
Multi-Family Residential	86.6%	89.3%	86.6%	89.2%
Commercial Office	82.2%	85.6%	81.9%	85.2%
Commercial Medical	94.5%	93.8%	95.1%	93.8%
Commercial Industrial	88.9%	91.4%	89.2%	91.4%
Commercial Retail	81.7%	84.8%	81.7%	84.8%

•
Increased Concessions.  Our overall level of tenant concessions increased in the three month period ended July 31, 2010 compared to the year-earlier period.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three months ended July 31, 2010 will lower, over the lives of the respective leases, our operating revenues by approximately $1.3 million, as compared to an approximately $746,000 reduction, over the lives of the respective leases in operating revenues attributable to rent concessions offered in the three months ended July 31, 2009, as shown in the table below:

	(in thousands)
	Three Months Ended July 31,
	2010	2009	Change
Multi-Family Residential	$608	$576	$32
Commercial Office	444	97	347
Commercial Medical	38	49	(11)
Commercial Industrial	178	14	164
Commercial Retail	53	10	43
Total	$1,321	$746	$575

•
Decreased Maintenance Expense. Maintenance expenses totaled $7.2 million for the three months ended July 31, 2010 and July 31, 2009.  Maintenance expenses at properties newly acquired in fiscal year 2011 and 2010 added $64,000 to the maintenance expenses category, while maintenance expenses at existing (“stabilized”) properties decreased by $76,000, resulting in a net decrease in maintenance expenses of $12,000, or 0.2% for the three months ended July 31, 2010, compared to the corresponding period in fiscal year 2010.  The decrease in maintenance costs at our stabilized properties is due primarily to a decrease in general maintenance costs in our commercial office segment.

Maintenance expenses by reportable segment for the three months ended July 31, 2010 and 2009 are as follows:

	(in thousands)
Three Months Ended July31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$2,899	$2,783	$1,028	$197	$288	$7,195
2009	$2,803	$2,891	$1,040	$192	$281	$7,207
Change	$96	$(108)	$(12)	$5	$7	$(12)
% change	3.4%	(3.7%)	(1.2%)	2.6%	2.5%	(0.2%)

Stabilized	$89	$(106)	$(71)	$5	$7	$(76)
Non-stabilized	$7	$(2)	$59	$0	$0	$64
Change	$96	$(108)	$(12)	$5	$7	$(12)

•
Increased Utility Expense. Utility expense totaled $4.3 million for the three months ended July 31, 2010, compared to $4.2 million for the three months ended July 31, 2009, an increase of 3.1% over the year-earlier period.  Utility expenses at properties newly acquired in fiscal years 2011 and 2010 added $119,000 to the utility expense category. Utility expenses at existing properties increased by $9,000, resulting in an increase of $128,000 or 3.1% for the three months ended July 31, 2010.  The slight increase in utility costs at our stabilized properties is due to increased heating costs in our multi-family residential segment.

Utility expenses by reportable segment for the three months ended July 31, 2010 and 2009 are as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$1,541	$1,800	$814	$36	$104	$4,295
2009	$1,499	$1,831	$687	$62	$88	$4,167
Change	$42	$(31)	$127	$(26)	$16	$128
% change	2.8%	(1.7%)	18.5%	(41.9%)	18.2%	3.1%

Stabilized	$35	$(32)	$16	$(26)	$16	$9
Non-stabilized	$7	$1	$111	$0	$0	$119
Change	$42	$(31)	$127	$(26)	$16	$128

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2011 and 2010 added $68,000 to real estate tax expense in the three months ended July 31, 2010, compared to the three months ended July 31, 2009.  Real estate taxes on stabilized properties increased by $110,000, resulting in an increase of $178,000 or 2.2% for the three months ended July 31, 2010, compared to the three months ended July 31, 2009.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies on our stabilized properties primarily in our commercial medical segment.

Real estate tax expense by reportable segment for the three months ended July 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$1,940	$3,563	$1,502	$629	$515	$8,149
2009	$2,097	$3,570	$1,213	$555	$536	$7,971
Change	$(157)	$(7)	$289	$74	$(21)	$178
% change	(7.5%)	(0.2%)	23.8%	13.3%	(3.9%)	2.2%

Stabilized	$(167)	$(6)	$253	$51	$(21)	$110
Non-stabilized	$10	$(1)	$36	$23	$0	$68
Change	$(157)	$(7)	$289	$74	$(21)	$178

•
Decreased Insurance Expense. Insurance expense totaled $505,000 for the three months ended July 31, 2010 compared to $973,000 for the three months ended July 31, 2009.  Insurance expenses at properties newly acquired in fiscal years 2011 and 2010 added $15,000 to the insurance expense category, while insurance expense at existing properties decreased by $483,000, resulting in a net decrease in insurance expenses of $468,000 in the three months ended July 31, 2010, a 48.1% decrease over insurance expenses in the three months ended July 31, 2009.  The decrease in insurance expense at stabilized properties is due to reduced insurance rates because of better claims experience.

Insurance expense by reportable segment for the three months ended July 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$302	$101	$48	$39	$15	$505
2009	$494	$263	$113	$48	$55	$973
Change	$(192)	$(162)	$(65)	$(9)	$(40)	$(468)
% change	(38.9%)	(61.6%)	(57.5%)	(18.8%)	(72.7%)	48.1%

Stabilized	$(193)	$(162)	$(79)	$(9)	$(40)	$(483)
Non-stabilized	$1	$0	$14	$0	$0	$15
Change	$(192)	$(162)	$(65)	$(9)	$(40)	$(468)

Increased Property Management Expense. Property management expense totaled $5.4 million for the three months ended July 31, 2010 and compared to $4.1 million for the three months ended July 31, 2009.  Property management expenses at properties newly acquired in fiscal years 2011 and 2010 added $1.6 million to the property management expenses category in the three months ended July 31, 2010. Property management expenses at stabilized properties decreased by $242,000 for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, resulting in a net increase of $1.3 million or 32.9%, primarily from the five commercial medical properties located in Wyoming acquired in Fiscal 2010.

Property management expense by reportable segment for the three months ended July 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$2,622	$696	$1,916	$82	$131	$5,447
2009	$2,341	$892	$640	$94	$131	$4,098
Change	$281	$(196)	$1,276	$(12)	$0	$1,349
% change	12.0%	22.0%	199.4%	(12.8%)	0.0%	32.9%

Stabilized	$267	$(201)	$(293)	$(15)	$0	$(242)
Non-stabilized	$14	$5	$1,569	$3	$0	$1,591
Change	$281	$(196)	$1,276	$(12)	$0	$1,349

FACTORS IMPACTING NET INCOME

Net income decreased by approximately $237,000 for the three months ended July 31, 2010, compared to the three months ended July 31, 2009.  The decrease in net income is due to an increase in depreciation and amortization expense and increased administrative, advisory and trustee fees net of a decrease in interest expense and to a lesser degree a decrease in other expenses in the three months ended July 31, 2010, compared to the three months ended July 31, 2009, as well as other factors shown by the following analysis:

Decrease in Net Income
(in thousands)
Three Months ended July31, 2010

Increase in NOI	$25
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(493)
Increase in administrative, advisory and trustee fees due to additional corporate staff and overhead and increased trustee fees	(482)
Decrease in other expenses	81
Decrease in interest expense-reduced interest expense due to refinancing	639
Increase in other income	12
Increase in income tax expense	(19)
Net decrease in net income	$(237)

Additionally, an increase in vacancy rates in our portfolio and associated operating costs for the vacant space unreimbursed by tenants, combined with the increases in property operating expenses and real estate taxes detailed above, as well as the following factors, impacted net income in the three months of fiscal year 2011.

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $473,000, or 2.8%, to approximately $16.3 million during the first quarter of fiscal year 2011, compared to $16.8 million in the first quarter of fiscal year 2010.  The decrease in mortgage interest expense is due to refinancings in our stabilized properties portfolio. Our overall weighted average interest rate on all outstanding mortgage debt was 6.13% as of July 31, 2010 and 6.31% as of July 31, 2009.  Our mortgage debt on July 31, 2010 increased approximately $5.8 million, or 0.5% from April 30, 2010.

Mortgage interest expense by reportable segment for the three months ended July 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$4,835	$5,493	$4,188	$972	$806	$16,294
2009	$4,926	$5,820	$4,118	$962	$941	$16,767
Change	$(91)	$(327)	$70	$10	$(135)	$(473)
% change	(1.8%)	(5.6%)	1.7%	1.0%	(14.3%)	(2.8%)

Stabilized	$(137)	$(327)	$53	$(30)	$(135)	$(576)
Non-stabilized	$46	$0	$17	$40	$0	$103
Change	$(91)	$(327)	$70	$10	$(135)	$(473)

In addition to IRET’s mortgage interest expense, the Company incurs interest expense for lines of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest.  For the three months ended July 31, 2010 and 2009 these amounts were $468,000 and $634,000, respectively, for a total interest expense for the three months ended July 31, 2010 and 2009 of $16.8 million and $17.4 million, respectively.

•
Increased Amortization Expense. The Company allocated a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease.  Amortization expense related to in-place leases totaled $2.0 million in the three months ended July 31, 2010, respectively compared to $2.3 million in the three months ended July 31, 2009.

CREDIT RISK

The following table lists our top ten commercial tenants on July 31, 2010, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of July 31, 2010.  Our results of operations are dependent on, among other factors, the economic health of our tenants.  We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants.  We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total commercial segments’ minimum rents as of July 31, 2010.

Lessee	% of Total Commercial Segments’ Minimum Rents as of July 31, 2010
Affiliates of Edgewood Vista	10.0%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health	2.6%
Applied Underwriters	2.2%
Best Buy Co., Inc. (NYSE: BBY)	1.9%
HealthEast Care System	1.7%
UGS Corp.	1.6%
Smurfit - Stone Container (NASDAQ: SSCC)	1.5%
Microsoft (NASDAQ: MSFT)	1.5%
Nebraska Orthopedic Hospital	1.3%
All Others	72.2%
Total Monthly Commercial Rent as of July 31, 2010	100.0%

PROPERTY ACQUISITIONS

During the first quarter of fiscal year 2011, IRET acquired, on July 15, 2010, two medical office buildings located in, respectively, Billings, Montana and Missoula, Montana, for a total purchase price of approximately $5.2 million, consisting of cash of approximately $957,000 and the assumption of existing debt with an interest rate of 7.06% and a maturity date of December 31, 2016 in the amount of approximately $4.3 million.  The two medical office buildings were each constructed in 2001, and contain approximately 14,705 square feet and 14,640 square feet of leasable space, respectively.  During the first quarter of fiscal year 2011, the Company completed construction of a single-tenant office/warehouse facility in Fargo, North

Dakota. The cost to construct the facility was approximately $3.9 million, including the cost of the land plus imputed construction interest. There were no dispositions in the first quarter of fiscal year 2011.

FUNDS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009

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

FFO applicable to common shares and Units for the three months ended July 31, 2010 increased to $16.8 million compared to $16.5 million for the comparable period ended July 31, 2009, an increase of 1.9%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended July 31,	2010			2009
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$1,986			$2,017
Less dividends to preferred shareholders	(593)			(593)
Net (loss) income available to common shareholders	1,393	76,384	$.02	1,424	62,386	$.02
Adjustments:
Noncontrolling interest – Operating Partnership	370	20,393		479	20,837
Depreciation and amortization(1)	15,060			14,599
Funds from operations applicable to common shares and Units	$16,823	96,777	$.17	16,502	83,223	$.20

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $15,136 and $14,643, less corporate-related depreciation and amortization on office equipment and other assets of $76 and $44, for the three months ended July 31, 2010 and 2009, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the three months ended July 31 of fiscal years 2011 and 2010:

Month	Fiscal Year 2011	Fiscal Year 2010
July	$.1715	$.1705

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

SOURCES AND USES OF CASH

Continued stresses in the United States economy, and ongoing tightening in the credit markets, continue to result in heightened uncertainty regarding the prospects for the continued availability of financing to the commercial real estate sector.  In IRET’s recent experience, while loan terms, underwriting standards and interest rate spreads have changed significantly compared to the last five years, they are still within or close to historical norms.  However, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, the events involving both the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), resulting in the U.S. government’s decision to place them into indefinite conservatorship, do present an environment of heightened risk for us. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability to lend going forward will most likely result in higher loan costs for us; accordingly, we are closely monitoring ongoing announcements surrounding both firms. As of July 31, 2010, approximately 23.7%, or $13.4 million of our mortgage debt maturing in the second and third quarters of fiscal year 2011 is debt placed on multi-family residential assets, and approximately 76.3%, or $43.0 million, is debt placed on properties in our four commercial segments. Of this $56.4 million, we have to date loan applications pending to refinance approximately $7.5 million. An additional $2.5 million was financed under the multi-property line of credit we entered into subsequent to the end of the first quarter of fiscal year 2011, with First International Bank and Trust, Watford City, North Dakota as lead bank. As of July 31, 2010, approximately 27.1%, or $32.4 million of our mortgage debt maturing in the next twelve months is debt placed on multi family residential assets, and approximately 72.9%, or $86.9 million, is debt placed on properties in our four commercial segments.

As of July 31, 2010, the Company had three unsecured lines of credit, in the amounts $12.0 million, $14.0 million and $1.1 million, respectively, from (1) First Western Bank and Trust, Minot, ND; (2) First International Bank and Trust, Watford City, ND; and (3) United Community Bank, Minot, ND. As of July 31, 2010, the Company had an outstanding balance of $1.0 million at United Community Bank and $4.0 million at First International Bank and Trust. The Company has consolidated these three lines of credit into the multi-property, long-term secured credit facility entered into subsequent to the end of the first quarter of fiscal year 2011 with First International Bank as lead bank.  In addition to these lines of credit, as of July 31, 2010 the Company also had $4.9 million drawn on a $5.0 million line of credit with Dacotah Bank in Minot, North Dakota, that will expire in November 2010.  Of this $4.9 million, the Company includes $3.4 million in mortgages payable on the Company’s balance sheet, as secured by six apartment properties owned by the Company, with the remaining $1.5 million included in revolving lines of credit. The Dacotah Bank line of credit is also expected to be consolidated into the First International Bank-led credit facility.

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $100,000; United Community Bank, Minot, North Dakota, deposit of $370,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $3.2 million, and Peoples State Bank of Velva, North Dakota, deposit of $150,000.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company; however, in the first quarter of fiscal years 2011 and 2010, there were no Units issued in connection with property acquisitions.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount of 5% from the market price. During the first quarter of fiscal year 2011, the Company issued approximately 375,000 common shares under its DRIP, with a total value of $3.1 million.

Cash and cash equivalents on July 31, 2010 totaled $56.1 million, compared to $43.9 million on July 31, 2009, an increase of $12.2 million. Net cash used for investing activities decreased by approximately $287,000, primarily due to an increase in proceeds from real estate deposits, net of an increase in payments for acquisitions and improvements compared to the three months ended July 31, 2009; and net cash provided by financing activities decreased by $5.5 million primarily due to a decrease in proceeds from the sale of common shares and a decrease in proceeds from revolving lines of credit and partially offset by a decrease in principal payments on mortgages compared to the three months ended July 31, 2009.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $5.8 million as of July 31, 2010, compared to April 30, 2010, due to new debt placed on existing properties and assumed debt on new properties. As of July 31, 2010, approximately 97.3%, or $1.0 billion, of the Company’s $1.1 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of July 31, 2010, the weighted average rate of interest on the Company’s mortgage debt was 6.13%, compared to 6.17% on April 30, 2010.

Property Owned. Property owned was $1.8 billion at July 31, 2010 and April 30, 2010. The Company acquired two additional investment properties and placed one development property in service during the three months ended July 31, 2010, as described above in the “Property Acquisitions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2010 were $56.1 million, compared to $54.8 million on April 30, 2010.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was approximately $420,000 on July 31, 2010 and on April 30, 2010. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership decreased to 20.3 million Units at July 31, 2010 compared to 20.5 million Units outstanding at April 30, 2010. The decrease resulted primarily from the conversion of Units to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2010 totaled 78.2 million, compared to 75.8 million outstanding on April 30, 2010.  During the first quarter of fiscal year 2011, the Company sold 1.8 million common shares under its continuous offering program with Robert W. Baird & Co., Incorporated (“Baird”) as sales agent, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 375,000 common shares issued during the three months ended July 31, 2010, for total value of $3.1 million. Conversions of approximately 249,000 UPREIT Units to common shares, for a total of approximately $1.8 million in IRET shareholders’ equity also increased the Company’s common shares of beneficial interest outstanding during the three months ended July 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 97.3% of our debt, as of July 31, 2010 and April 30, 2010, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the first quarter of fiscal year 2011 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2010, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Mortgages	Remaining Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total	Fair Value
Fixed Rate	$92,741	$117,495	$48,131	$61,330	$92,179	$623,106	$1,034,982	$1,022,467
Average Fixed Interest Rate	4.59%	5.82%	6.01%	5.96%	5.65%
Variable Rate	3,926	717	635	1,140	563	21,451	28,432	28,432
Average Variable Interest Rate	2.72%	3.94%	3.93%	3.85%	3.92%
							$1,063,414	$1,050,899

	Future Interest Payments (in thousands)
Mortgages	Remaining Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Fixed Rate	$47,463	$54,871	$49,575	$46,302	$40,406	$111,743	$350,360
Variable Rate	773	966	936	892	862	1,655	6,084
							$356,444

The weighted average interest rate on our fixed rate and variable rate debt as of July 31, 2010, was 6.13%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $28.4 million of variable rate indebtedness would increase our annual interest expense by $284,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Important factors that could cause our actual results to be materially different from expectations expressed in forward-looking statements include the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2011, the Company issued an aggregate of 9,182 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved.

Item 5. Other Information.

On June 22, 2010, the Compensation Committee of the Board of Trustees of the Company approved the compensation and fees payable to the Company’s non-management trustees for fiscal year 2011, with retroactive effect to May 1, 2010.  A table setting forth the compensation and fees payable to the non-management trustees for fiscal year 2011 is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.  Also on June 22, 2010, the Compensation Committee increased the maximum bonus payable to the seven executive officers of the Company who are currently identified as participants in the Company’s Incentive Bonus Plan, to a sum equal to one hundred percent of the collective base salaries as of December 31, 2010 of the seven participants in the Plan.  The previous maximum bonus payable was a sum equal to fifty percent of the collective base salaries of the seven participants in the Plan.

Item 6. Exhibits

Exhibit No.	Description
10	Material Contracts
12	Calculation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Distributions
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS REAL ESTATE TRUST
(Registrant)

/s/ Timothy P. Mihalick
Timothy P. Mihalick
President and Chief Executive Officer

/s/ Diane K. Bryantt
Diane K. Bryantt
Senior Vice President and Chief Financial Officer

Date: September 9, 2010

Exhibit Index

Exhibit No.	Description
10	Material Contracts
12	Calculation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Distributions
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.