Form 10-Q
period 2010-10-31
INVESTORS REAL ESTATE TRUST
filed 2010-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2010

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of December 6, 2010, it had 79,414,205 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2011
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	October 31, 2010	April 30, 2010
ASSETS
Real estate investments
Property owned	$1,773,924	$1,800,519
Less accumulated depreciation	(322,379)	(308,626)
	1,451,545	1,491,893
Development in progress	2,755	2,831
Unimproved land	7,876	6,007
Mortgage loans receivable, net of allowance of $3 and $3, respectively	157	158
Total real estate investments	1,462,333	1,500,889
Other assets
Cash and cash equivalents	43,701	54,791
Marketable securities – available-for-sale	420	420
Receivable arising from straight-lining of rents, net of allowance of $954 and $912, respectively	18,125	17,320
Accounts receivable, net of allowance of $336 and $257, respectively	5,179	4,916
Real estate deposits	2,089	516
Prepaid and other assets	3,375	1,189
Intangible assets, net of accumulated amortization of $43,502 and $39,571, respectively	48,140	50,700
Tax, insurance, and other escrow	10,504	9,301
Property and equipment, net of accumulated depreciation of $1,123 and $924, respectively	1,370	1,392
Goodwill	1,260	1,388
Deferred charges and leasing costs, net of accumulated amortization of $14,115 and $13,131, respectively	18,606	18,108
TOTAL ASSETS	$1,615,102	$1,660,930

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$26,616	$38,514
Revolving lines of credit	29,100	6,550
Mortgages payable	1,004,532	1,057,619
Other	1,227	1,320
TOTAL LIABILITIES	1,061,475	1,104,003
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	1,357	1,812
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2010 and April 30, 2010, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 79,092,504 shares issued and outstanding at October 31, 2010, and 75,805,159 shares issued and outstanding at April 30, 2010)	610,580	583,618
Accumulated distributions in excess of net income	(221,304)	(201,412)
Total Investors Real Estate Trust shareholders’ equity	416,593	409,523
Noncontrolling interests – Operating Partnership (19,993,682 units at October 31, 2010 and 20,521,365 units at April 30, 2010)	126,113	134,970
Noncontrolling interests – consolidated real estate entities	9,564	10,622
Total equity	552,270	555,115
TOTAL LIABILITIES AND EQUITY	$1,615,102	$1,660,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and six months ended October 31, 2010 and 2009

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2010	2009	2010	2009
REVENUE
Real estate rentals	$49,406	$47,216	$98,787	$94,866
Tenant reimbursement	11,131	11,004	22,467	22,795
TOTAL REVENUE	60,537	58,220	121,254	117,661
EXPENSES
Depreciation/amortization related to real estate investments	14,103	14,169	28,334	27,977
Utilities	4,494	4,245	8,676	8,296
Maintenance	6,922	6,469	13,992	13,525
Real estate taxes	7,534	7,698	15,435	15,405
Insurance	794	918	1,272	1,852
Property management expenses	5,206	4,438	10,506	8,385
Administrative expenses	1,582	1,365	3,339	2,721
Advisory and trustee services	136	133	348	264
Other expenses	563	498	916	932
Amortization related to non-real estate investments	639	549	1,293	1,124
Impairment of real estate investments	0	708	0	708
TOTAL EXPENSES	41,973	41,190	84,111	81,189
Interest expense	(16,880)	(16,734)	(33,395)	(33,666)
Interest income	65	61	119	126
Other income	102	64	185	127
Income from continuing operations before income taxes	1,851	421	4,052	3,059
Income tax benefit	19	0	0	0
Income from continuing operations	1,870	421	4,052	3,059
Income (loss) from discontinued operations	5,251	(221)	5,401	(290)
NET INCOME	7,121	200	9,453	2,769
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,322)	59	(1,692)	(420)
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	20	26	44	(47)
Net income attributable to Investors Real Estate Trust	5,819	285	7,805	2,302
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$5,226	$(308)	$6,619	$1,116
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	.01	.00	.03	.02
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.06	.00	.06	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.07	$.00	$.09	$.02
DIVIDENDS PER COMMON SHARE	.1715	.1710	.3430	.3415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the six months ended October 31, 2010 and 2009

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2009	1,150	$27,317	60,304	$461,648	$(155,956)	$160,398	$493,407
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					2,302	435	2,737
Distributions – common shares					(21,740)	(7,133)	(28,873)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment plan			615	5,207			5,207
Shares issued			12,415	98,706			98,706
Partnership units issued						2,888	2,888
Redemption of units for common shares			168	1,114		(1,114)	0
Adjustments to redeemable noncontrolling interests				(278)			(278)
Other				(2)		(547)	(549)
Balance October 31, 2009	1,150	$27,317	73,502	$566,395	$(176,580)	$154,927	$572,059

Balance April 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$145,592	$555,115
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					7,805	1,631	9,436
Distributions – common shares					(26,511)	(6,971)	(33,482)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment plan			669	5,480			5,480
Shares issued			2,091	17,380			17,380
Redemption of units for common shares			528	3,578		(3,578)	0
Adjustments to redeemable noncontrolling interests				472			472
Other				52		(997)	(945)
Balance October 31, 2010	1,150	$27,317	79,093	$610,580	$(221,304)	$135,677	$552,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2010 and 2009

	Six Months Ended October 31 (in thousands)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,453	$2,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,166	30,335
Gain on sale of real estate, land and other investments	(5,404)	0
Impairment of real estate investments	0	860
Bad debt expense	179	818
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(847)	(668)
Increase in accounts receivable	(125)	(1,281)
Increase in prepaid and other assets	(2,185)	(1,699)
Increase (decrease) in tax, insurance and other escrow	(1,203)	600
Increase in deferred charges and leasing costs	(2,845)	(1,959)
Decrease in accounts payable, accrued expenses, and other liabilities	(9,602)	(2,845)
Net cash provided by operating activities	18,587	26,930
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	629	717
Payments for real estate deposits	(2,202)	(1,264)
Principal proceeds on mortgage loans receivable	1	1
Proceeds from sale of real estate - discontinued operations	36,373	0
Proceeds from sale of real estate and other investments	0	34
Insurance proceeds received	140	625
Payments for acquisitions and improvements of real estate investments	(16,788)	(21,673)
Net cash provided (used) by investing activities	18,153	(21,560)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	24,325	77,335
Principal payments on mortgages payable	(81,699)	(86,245)
Principal payments on revolving lines of credit and other debt	(6,550)	(15,523)
Proceeds from revolving lines of credit and other debt	29,100	15,500
Proceeds from sale of common shares, net of issue costs	17,127	98,556
Repurchase of fractional shares and partnership units	(2)	(2)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(425)	0
Distributions paid to common shareholders, net of reinvestment of $5,132 and $4,800, respectively	(21,379)	(16,940)
Distributions paid to preferred shareholders	(1,186)	(1,186)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $348 and $407, respectively	(6,623)	(6,726)
Distributions paid to noncontrolling interests – consolidated real estate entities	(518)	(547)
Distributions paid to redeemable noncontrolling interests – consolidated real estate entities	0	(104)
Net cash (used) provided by financing activities	(47,830)	64,118
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,090)	69,488
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,791	33,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,701	$102,732

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2010 and 2009

	Six Months Ended October 31 (in thousands)
	2010	2009
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$5,132	$4,800
Operating partnership distribution reinvestment plan	348	407
Assets acquired through the issuance of operating partnership units	0	2,888
Operating partnership units converted to shares	3,578	1,114
Real estate investment acquired through assumption of indebtedness and accrued costs	4,288	0
Adjustments to accounts payable included within real estate investments	(2,043)	(19)
Adjustments to redeemable noncontrolling interests	(472)	278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	32,737	33,612
Interest other	674	170
	$33,411	$33,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2010 and 2009

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Michigan, Wisconsin and Wyoming. As of October 31, 2010, IRET owned 77 multi-family residential properties with 9,187 apartment units and 174 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.0 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 79.8% and 78.7%, respectively, as of October 31, 2010 and April 30, 2010. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the SEC on July 14, 2010, as amended by the Current Report on Form 8-K filed with the SEC on December 10, 2010.

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

In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about activity within Level 3 fair value measurements.   To date, we have not had any transfers in and out of Level 1 fair value measurements, nor do we have any Level 2 or Level 3 fair value measurements. Therefore, the application of this update did not have any impact on the fair value disclosures included in our consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the six months ended October 31, 2010, the Company incurred no losses due to impairment. During the six months ended October 31, 2009, the Company incurred a loss of approximately $860,000 due to impairment of two properties.  The Company recorded a charge for impairment of approximately $152,000 on its former headquarters building in Minot, North Dakota, based upon receipt and acceptance of a market offer to purchase.  This property was subsequently sold and the related impairment charge for fiscal year 2010 is reported in discontinued operations. See Note 7 for additional information. The Company also recorded an impairment charge of approximately $708,000 on a commercial retail property located in Kentwood, Michigan.  This property’s tenant vacated the premises but continued to pay rent under a lease agreement that expired on October 29, 2010.  Broker representations and market data for this commercial retail property provided the basis for the impairment charge.

COMPENSATING BALANCES AND LINE OF CREDIT

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $100,000; United Community Bank, Minot, North Dakota, deposit of $370,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.0 million, and Peoples State Bank of Velva, North Dakota, deposit of $150,000.

As of October 31, 2010, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank.  This line of credit had, as of October 31, 2010, lending commitments of $47.0 million, with the capacity to grow to $60.0 million.  Participants in the line of credit include several banks whose previous separate credit lines to the Company were terminated during the second quarter of fiscal year 2011 following their consolidation into the First International Bank-led facility.  Participants in this secured credit facility as of October 31, 2010 included, in addition to First International Bank, The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota and American State Bank & Trust Company.  As of October 31, 2010, the Company had advanced $29.1 million under the line of credit.  These funds were used to pay off $19.0 million of debt maturing during the second quarter of fiscal year 2011.

The line of credit has a minimum outstanding principal balance requirement of $10.0 million.  The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account.  As of October 31, 2010, the Company was in compliance with the facility covenants.

IDENTIFIED INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the six months ended October 31, 2010 and 2009, respectively, the Company added approximately $1.4 million and $656,000 of new intangible assets and $0 and $20,000 of new intangible liabilities. The weighted average lives of the intangible assets and intangible liabilities acquired in the six months ended October 31, 2010 and 2009 are 6.5 years and 7.3 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company’s identified intangible assets and intangible liabilities at October 31, 2010 and April 30, 2010 were as follows:

	(in thousands)
	October 31, 2010	April 30, 2010
Identified intangible assets (included in intangible assets):
Gross carrying amount	$91,642	$90,271
Accumulated amortization	(43,502)	(39,571)
Net carrying amount	$48,140	$50,700

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,260	$1,260
Accumulated amortization	(1,033)	(940)
Net carrying amount	$227	$320

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(10,000) and $(14,000) for the three months ended October 31, 2010 and 2009, respectively, and $(17,000) and $(26,000) for the six months ended October 31, 2010 and 2009. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2012	$53
2013	36
2014	37
2015	20
2016	16

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.8 million and $2.3 million for the three months ended October 31, 2010 and 2009, respectively, and $3.8 million and $4.6 million for the six months ended October 31, 2010 and 2009. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2012	$4,940
2013	3,965
2014	3,559
2015	3,202
2016	3,014

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of October 31, 2010 and April 30, 2010 were $1.3 million and $1.4 million, respectively. The annual review at April 30, 2010 indicated no impairment and there was no indication of impairment at October 31, 2010. During the six months ended October 31, 2010, the Company disposed of a multi-family residential property that had goodwill assigned, and as a result, approximately $128,000 of goodwill was derecognized.

MARKETABLE SECURITIES

IRET’s investments in marketable securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt securities which the Company intends to hold for an indefinite period of time. These securities are valued at current fair value with the resulting unrealized gains and losses excluded from earnings and reported as a separate component of equity until realized. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  At October 31, 2010, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made.  See Note 7 for additional information.  During the second quarter of fiscal year 2011 the Company sold three properties, a small retail property in Ladysmith, Wisconsin, a patio home property in Fargo, North Dakota, and its 504-unit Dakota Hill multi-family residential property in Irving, Texas.  During fiscal year 2010, the Company sold its former headquarters property in Minot, North Dakota, and disposed of a small apartment property in Grafton, North Dakota.  In fiscal year 2009, the Company sold a small residential property in Minot, North Dakota.  The results of operations for these properties are included in discontinued operations in the condensed consolidated statements of operations.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While

Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2010 and 2009:

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands, except per share data)
	2010	2009	2010	2009
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$1,627	$456	$3,495	$2,525
Income (loss) from discontinued operations – Investors Real Estate Trust	4,192	(171)	4,310	(223)
Net income attributable to Investors Real Estate Trust	5,819	285	7,805	2,302
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
Numerator for basic earnings per share – net income available to common shareholders	5,226	(308)	6,619	1,116
Noncontrolling interests – Operating Partnership	1,322	(59)	1,692	420
Numerator for diluted earnings per share	$6,548	$(367)	$8,311	$1,536
DENOMINATOR
Denominator for basic earnings per share weighted average shares	78,647	66,160	77,512	64,276
Effect of convertible operating partnership units	20,090	21,002	20,263	20,908
Denominator for diluted earnings per share	98,737	87,162	97,775	85,184
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.01	$.00	$.03	$.02
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.06	.00	.06	.00
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.07	$.00	$.09	$.02

NOTE 4 • EQUITY

During the first quarter of fiscal year 2011, the Company sold 1.8 million common shares under its continuous offering program with Robert W. Baird & Co., Incorporated (“Baird”) as sales agent, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts.  The Company sold no shares under this program during the second quarter of fiscal year 2011. As of October 31, 2010, the Company had available securities in the aggregate amount of approximately $18.2 million reserved for issuance under its continuous offering program with Baird. The Company sold no shares under this program during the first and second quarters of fiscal year 2010.

During the six months ended October 31, 2010 and 2009, respectively, approximately 528,000 Units and 168,000 Units were converted to common shares, with a total value of approximately $3.6 million and $1.1 million included in equity, and approximately 10,000 common shares and 7,000 common shares were issued under the Company’s 401(k) plan, with a total value of approximately $86,000 and $58,000 included in equity.  Under the Company’s Distribution Reinvestment and Share Purchase Plan, approximately 765,000 common shares and 689,000 common shares were issued during the six months ended October 31, 2010 and 2009, respectively, with a total value of $6.3 million and $5.8 million included in equity.

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

IRET measures the performance of its segments based on net operating income (“NOI”), which the Company defines as total real estate revenues less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance and property management expenses). IRET believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The revenues and net operating income for these reportable segments are summarized as follows for the three and six month periods ended October 31, 2010 and 2009, along with reconciliations to the condensed consolidated financial statements.  Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended October 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,125	$19,603	$16,244	$3,205	$3,360	$60,537
Real estate expenses	8,918	8,632	5,361	969	1,070	24,950
Net operating income	$9,207	$10,971	$10,883	$2,236	$2,290	35,587
Depreciation/amortization						(14,742)
Administrative, advisory and trustee services						(1,718)
Other expenses						(563)
Interest expense						(16,880)
Interest and other income						167
Income tax benefit						19
Income from continuing operations						1,870
Income from discontinued operations						5,251
Net income						$7,121

	(in thousands)
Three Months Ended October 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$17,926	$20,483	$13,226	$3,339	$3,246	$58,220
Real estate expenses	8,427	9,083	3,961	1,202	1,095	23,768
Net operating income	$9,499	$11,400	$9,265	$2,137	$2,151	34,452
Depreciation/amortization						(14,718)
Administrative, advisory and trustee services						(1,498)
Other expenses						(498)
Impairment of real estate investment						(708)
Interest expense						(16,734)
Interest and other income						125
Income from continuing operations						421
Loss from discontinued operations						(221)
Net income						$200

	(in thousands)
Six Months Ended October 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$35,779	$39,496	$32,554	$6,648	$6,777	$121,254
Real estate expenses	17,576	17,575	10,669	1,952	2,109	49,881
Net operating income	$18,203	$21,921	$21,885	$4,696	$4,668	71,373
Depreciation/amortization						(29,627)
Administrative, advisory and trustee services						(3,687)
Other expenses						(916)
Interest expense						(33,395)
Interest and other income						304
Income from continuing operations						4,052
Income from discontinued operations						5,401
Net income						$9,453

	(in thousands)
Six Months Ended October 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$35,675	$41,649	$26,939	$6,734	$6,664	$117,661
Real estate expenses	16,946	18,526	7,654	2,153	2,184	47,463
Net operating income	$18,729	$23,123	$19,285	$4,581	$4,480	70,198
Depreciation/amortization						(29,101)
Administrative, advisory and trustee services						(2,985)
Other expenses						(932)
Impairment of real estate investment						(708)
Interest expense						(33,666)
Interest and other income						253
Income from continuing operations						3,059
Loss from discontinued operations						(290)
Net income						$2,769

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of October 31, 2010, and April 30, 2010, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of October 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$522,030	$585,848	$430,484	$118,485	$117,077	$1,773,924
Less accumulated depreciation/amortization	(127,912)	(96,186)	(59,318)	(16,896)	(22,067)	(322,379)
Total property owned	$394,118	$489,662	$371,166	$101,589	$95,010	1,451,545
Cash and cash equivalents						43,701
Marketable securities						420
Receivables and other assets						108,648
Development in progress						2,755
Unimproved land						7,876
Mortgage loans receivable, net of allowance						157
Total Assets						$1,615,102

	(in thousands)
As of April 30, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$556,867	$582,943	$430,229	$113,249	$117,231	$1,800,519
Less accumulated depreciation/amortization	(129,922)	(88,656)	(53,641)	(15,481)	(20,926)	(308,626)
Total property owned	$426,945	$494,287	$376,588	$97,768	$96,305	1,491,893
Cash and cash equivalents						54,791
Marketable securities						420
Receivables and other assets						104,830
Development in progress						2,831
Unimproved land						6,007
Mortgage loans receivable, net of allowance						158
Total Assets						$1,660,930

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of October 31, 2010, the total property cost of the 28 properties subject to purchase options was approximately $206.5 million, and the total gross rental revenue from these properties was approximately $10.1 million for the six months ended October 31, 2010.

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

Restrictions on Taxable Dispositions.  Approximately 131 of IRET’s properties, consisting of approximately 7.4 million square feet of the Company’s combined commercial segments’ properties and 3,818 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $844.3 million at October 31, 2010.  The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent the Company from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale.  Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Crosstown Circle Office Building, Eden Prairie, MN.  The Company’s Crosstown Circle Office Building in Eden Prairie, Minnesota was acquired in October 2004 from Best Buy Company, which leased all but 7,500 square feet of the 185,000 square foot building under a master lease that expired September 30, 2010.  Under the terms of the financing obtained by the Company for this building, the Company was obligated to fund a leasing reserve account in the event that a specified occupancy level was not met at the time the Best Buy master lease expired.  The amount to be deposited in the leasing reserve account is calculated by multiplying a specified amount per square foot by the difference between the specified occupancy level and the building’s actual occupied square feet under qualified leases.  The Company deposited in such leasing reserve account $3.4 million as of October 1, 2010.  Funds in the leasing reserve account will be released as leases for vacant space in the building are executed.

Joint Venture Buy/Sell Options.  Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners’ interests.  IRET has one joint venture which allows IRET’s unaffiliated partner, at its election, to require that IRET buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price.  The Company is not aware of any intent on the part of this partner to exercise its option.

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of October 31, 2010, the Company is committed to fund approximately $5.6 million in tenant improvements, within approximately the next 12 months.

Development Projects. The Company is currently constructing an approximately 24,000 square foot addition to its existing Edgewood Vista senior housing facility in Spearfish, South Dakota, for an estimated total project cost of $2.6 million, of which approximately $969,000 has been paid as of October 31, 2010.  The Company expects this expansion project to be completed in the third quarter of fiscal year 2011.  The Company is also currently converting an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 24-unit multi-family residential property, for an estimated total cost of $2.2 million and an expected completion date in the first quarter of the Company’s fiscal year 2012; as of October 31, 2010, the Company had not yet commenced funding the construction costs for this project.   During the second quarter of fiscal year 2011, the Company committed to fund the construction of six movie theaters at its existing Buffalo Mall property in Jamestown, North Dakota, for an estimated construction cost of $2.0 million and expected completion in the first quarter of fiscal year 2012.  As of October 31, 2010 the Company had funded approximately  $154,000 of these construction costs.

Construction interest capitalized for the three month periods ended October 31, 2010 and 2009, respectively, was approximately $9,000 and $0 for development projects completed and in progress.  Construction interest capitalized for the six month periods ended October 31, 2010 and 2009, respectively, was approximately $33,000 and $0 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. During the second quarter of fiscal year 2011 the Company sold three properties, a small retail property in Ladysmith, Wisconsin, a patio home property in Fargo, North Dakota, and its 504-unit Dakota Hill multi-family residential property in Irving, Texas.  During fiscal year 2010, the Company sold its former headquarters property in Minot, North Dakota, and disposed of a small apartment property in Grafton, North Dakota.  In fiscal year 2009, the Company sold a small residential property in Minot, North Dakota.  See Note 8 for additional information on the properties sold during the second quarter of fiscal year 2011.  The Company also reports any gains or losses from the sale of a property in discontinued operations. There were no properties held for sale as of October 31, 2010 or 2009.  The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months and six months ended October 31, 2010 and 2009:

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands)
	2010	2009	2010	2009
REVENUE
Real estate rentals	$1,212	$1,376	$2,516	$2,756
TOTAL REVENUE	1,212	1,376	2,516	2,756
EXPENSES
Depreciation/amortization related to real estate investments	217	263	468	523
Utilities	118	134	231	250
Maintenance	160	147	285	298
Real estate taxes	227	226	475	490
Insurance	31	37	58	76
Property management expenses	146	173	293	324
Other expenses	1	0	1	0
Impairment of real estate investments	0	152	0	152
TOTAL EXPENSES	900	1,132	1,811	2,113
Interest expense	(466)	(466)	(713)	(935)
Interest income	1	1	5	2
Income from discontinued operations before gain on sale	(153)	(221)	(3)	(290)
Gain on sale of discontinued operations	5,404	0	5,404	0
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$5,251	$(221)	$5,401	$(290)

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

PROPERTY ACQUISITIONS

The Company had no acquisitions or development projects placed in service during the second quarter of fiscal year 2011. During the second quarter of fiscal year 2010, IRET acquired two properties:  an approximately 42,180 square foot showroom/warehouse property located in a western suburb of Des Moines, Iowa, triple-net leased to a single tenant, for which the Company paid a total of approximately $3.4 million, a portion of which was paid in Units valued at a total of approximately $2.9 million, or $10.25 per unit, with the remainder paid in cash; and an approximately 15,000 square foot, 2-story office building on 1.5 acres located near IRET’s corporate headquarters building in Minot, North Dakota, for a total of $2.4 million, a portion of which the Company paid in Units valued at a total of approximately $90,000, with the remainder paid in cash.  IRET had no development projects placed in service during the second quarter of fiscal year 2010.

During the first quarter of fiscal year 2011, IRET acquired, on July 15, 2010, two medical office buildings located in, respectively, Billings, Montana and Missoula, Montana, for a total purchase price of approximately $5.2 million, consisting of cash of approximately $957,000 and the assumption of existing debt with an interest rate of 7.06% and a maturity date of December 31, 2016 in the amount of approximately $4.3 million.  The two medical office buildings were each constructed in 2001, and contain approximately 14,705 square feet and 14,640 square feet of leasable space, respectively.  During the first quarter of fiscal year 2011, the Company completed construction of a single-tenant office/warehouse facility in Fargo, North Dakota. The cost to construct the facility was approximately $3.9 million, including the cost of the land plus imputed construction interest. During the first quarter of fiscal year 2010, IRET had no acquisitions or development projects placed in service.

The Company expensed approximately $57,000 and $35,000 of transaction costs related to acquisitions in the six months ended October 31, 2010 and 2009, respectively. The Company’s acquisitions and development projects placed in service during the six months ended October 31, 2010 and 2009 are detailed below:

Six Months Ended October 31, 2010

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Commercial Medical
14,705 sq. ft Billings 2300 Grant Road - Billings, MT	$649	$1,216	$657	$2,522
14,640 sq. ft. Missoula 3050 Great Northern - Missoula, MT	640	1,331	752	2,723
	1,289	2,547	1,409	5,245
Commercial Industrial
42,244 sq ft. Fargo 1320 45th St N - Fargo, ND1	0	1,634	0	1,634

Total Property Acquisitions	$1,289	$4,181	$1,409	$6,879
(1)	Development property placed in service June 22, 2010. Additional costs incurred in fiscal year 2010 totaled $2.3 million, for a total project cost at October 31, 2010 of $3.9 million.

Six Months Ended October 31, 2009

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Commercial Property - Office
15,000 sq. ft. Minot 2505 16th Street SW – Minot, ND	$372	$1,724	$304	$2,400

Commercial Property - Industrial
42,180 sq. ft. Clive 2075 NW 94th Street – Clive, IA	408	2,610	332	3,350

Total Property Acquisitions	$780	$4,334	$636	$5,750

PROPERTY DISPOSITIONS

During the second quarter of fiscal year 2011, IRET sold a small retail property in Ladysmith, Wisconsin, on September 2, 2010; a patio home property in Fargo, North Dakota on September 30, 2010; and the Company’s 504-unit Dakota Hill at Valley Ranch Apartments in Irving, Texas on October 26, 2010, for a total sales price of $36.8 million. There were no dispositions in the first quarter of fiscal year 2011 or the first and second quarters of fiscal year 2010.

The Company’s dispositions during the six months ended October 31, 2010 are detailed below:

Six Months Ended October 31, 2010

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
504 - unit Dakota Hill at Valley Ranch - Irving, TX	$36,100	$30,674	$5,426

Commercial Medical
1,410 sq ft. Edgewood Vista - Patio Home 4330 - Fargo, ND	205	220	(15)

Commercial Retail
41,000 sq ft. Ladysmith Pamida - Ladysmith, WI	450	457	(7)

Total Property Dispositions	$36,755	$31,351	$5,404

NOTE 9 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.82% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through June 9, 2035.

Of the mortgages payable, the balances of fixed rate mortgages totaled $1.0 billion at October 31, 2010 and April 30, 2010. The balances of variable rate mortgages totaled $1.7 million and $29.0 million as of October 31, 2010, and April 30, 2010, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of October 31, 2010, the weighted average rate of interest on the Company’s mortgage debt was 6.14%, compared to 6.17% on April 30, 2010. The aggregate amount of required future principal payments on mortgages payable as of October 31, 2010, is as follows:

Six Months Ended October 31, 2010	(in thousands)
2011 (remainder)	$69,322
2012	101,394
2013	48,603
2014	60,040
2015	92,684
Thereafter	632,489
Total payments	$1,004,532

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

Marketable Securities. The fair values of these instruments are estimated based on quoted market prices for the security.  At October 31, 2010, marketable securities available-for-sale consisted of bank certificates of deposit with maturities of less than two years.

Other Debt. The fair value of other debt is estimated based on the discounted cash flows of the loan using current market rates.

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

The estimated fair values of the Company’s financial instruments as of October 31, 2010 and April 30, 2010, are as follows:

	(in thousands)
	October 31, 2010		April 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$157	$157	$158	$158
Cash and cash equivalents	43,701	43,701	54,791	54,791
Marketable securities - available-for-sale	420	420	420	420
FINANCIAL LIABILITIES
Other debt	1,000	1,039	1,000	1,142
Mortgages payable	1,004,532	1,000,930	1,057,619	1,015,879

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our condensed consolidated balance sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets.  As of October 31, 2010 and April 30, 2010, the estimated redemption value of the redeemable noncontrolling interests was $1.4 million and $1.8 million respectively.  Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2009	$1,737
Net income	32
Distributions	(104)
Mark-to-market adjustments	278
Balance at October 31, 2009	$1,943

(in thousands)
Balance at April 30, 2010	$1,812
Net income	17
Distributions	0
Mark-to-market adjustments	(472)
Balance at October 31, 2010	$1,357

NOTE 12 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On December 8, 2010, the Company’s Board of Trustees declared a regular quarterly distribution of 17.15 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable January 14, 2011 to common shareholders and unitholders of record on January 3, 2011.  IRET’s Board of Trustees continues to evaluate the Company’s distribution payout level on a quarter-by-quarter basis in view of the sustained economic downturn; in the event of deterioration in property operating results, or absent the Company’s ability to continue cash-out refinancings of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including reducing the level of distributions to common shareholders and unitholders.  Also on December 8, 2010, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable December 31, 2010 to preferred shareholders of record on December 20, 2010.

Pending and Completed Acquisitions and Dispositions.  The Company has signed agreements to acquire a two-story office property in Omaha, Nebraska, for a purchase price of $8.3 million; a 44-unit multi-family residential property in Sioux Falls, South Dakota for a purchase price of $2.3 million; and a 24-unit multi-family residential property located in Bismarck, North Dakota for a purchase price of $1.9 million.  These pending acquisitions are subject to various closing conditions and contingencies, and no assurance can be given that these transactions will be completed.  Subsequent to the end of the second quarter of fiscal year 2011, the Company signed a purchase agreement to acquire an approximately 48,000 square foot office/retail property located in Minot, North Dakota, near the Company’s IRET Corporate Plaza property, for a purchase price of $8.3 million.  The Company expects to close on this acquisition in mid-December 2010, and move its corporate headquarters to this property in the last quarter of the current fiscal year or the first quarter of the Company’s fiscal year 2012, to provide additional space in IRET Corporate Plaza to Hess Corporation, under the Company’s previously-announced lease to Hess of office space at IRET Corporate Plaza. Of the approximately 48,000 square feet in this office/retail property, IRET currently expects to occupy approximately 23,000 square feet, with two of the three commercial tenants currently occupying the building remaining on long-term leases. Subsequent to the end of the second quarter of the current fiscal year, the Company closed on its acquisition of the Edgewood Vista senior living facility in Minot, North Dakota, for a purchase price of $15.2 million, of which $5.6 million consisted of the assumption of existing mortgage debt and $4.3 million consisted of new mortgage debt on the property, with the remaining approximately $5.3 million paid in cash.

The Company has no currently pending dispositions.  Subsequent to the end of the second quarter of fiscal year 2011, the Company completed its sale of a small industrial property in Waconia, Minnesota, for a sale price of $2.3 million, of which sale proceeds $1.1 million was paid to the lender to release the property from the existing mortgage (the property had been part of a three-property portfolio loan).  Subsequent to the end of the second quarter of the current fiscal year, the Company also completed its sale of three multi-family residential properties in Colorado, the Pinecone and Miramont Apartments in Fort Collins, Colorado and the Neighborhood Apartments in Colorado Springs, Colorado, for a total sales price of approximately $44.3 million.  Of this $44.3 million, approximately $30.6 million consisted of the assumption by the buyer of the current mortgage loans on the properties, including loan prepayment penalties, with total gross proceeds to the Company of approximately $13.7 million from the sale.

Development Project.  During the second quarter of fiscal year 2011, the Company announced that Trinity Health, a community-based, non-profit healthcare organization, has agreed to occupy a new 22,000 square foot, one-story medical clinic to be built by IRET on land located in the northwest area of the IRET Corporate Plaza parcel.  Subsequent to the end of the second quarter of fiscal year 2011, the Company signed a construction contract to build this facility, and construction of this new facility for Trinity Health began in November 2010, with completion and occupancy by Trinity expected in the early summer of calendar year 2011.  The total estimated cost to construct the Trinity medical clinic is $6.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2010, which, as updated for discontinued operations, are included in the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2010.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2010, our real estate portfolio consisted of 77 multi-family residential properties containing 9,187 apartment units and having a total real estate investment amount net of accumulated depreciation of $394.1 million, and 174 commercial properties containing approximately 12.0 million square feet of leasable space. Our commercial properties consist of:

•	67 commercial office properties containing approximately 5.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $489.6 million;

•
55 commercial medical properties (including senior housing) containing approximately 2.6 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $371.2 million;

•
20 commercial industrial properties containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $101.6 million; and

•	32 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $95.0 million.

Our primary source of income and cash is rents associated with multi-family residential and commercial leases. Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We intend to continue to achieve our business objective by investing in multi-family residential properties and in commercial office, commercial medical, commercial industrial, and commercial retail properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in South Dakota, Montana, Nebraska, Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Wisconsin and Wyoming.

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

IRET has substantially completed its announced goal of transferring the management of the majority of our commercial and multi-family residential properties from third-party property management companies to our own employees.  As of October 31, 2010, the Company has under internal management a total of 153 properties in our commercial office, commercial medical, commercial industrial and commercial retail segments, totaling approximately 9.3 million square feet.  Approximately 82.1% of the properties in our commercial office segment, 89.1% of the properties in our commercial medical segment, 90.0% of the properties in our commercial industrial segment, and 96.9% of the properties in our commercial retail segment, were internally managed by Company employees as of October 31, 2010.  We will continue to evaluate existing and acquired commercial properties to determine additional suitable candidates for internal management, and to establish appropriate timelines to accomplish the transfers.

The transition to internal management in the Company’s multi-family residential segment is also substantially complete. As of October 31, 2010, approximately 88.3% of the properties in the Company’s multi-family residential segment were internally managed by Company employees, or approximately 7,744 units in 68 properties. The Company has added a significant number of new employees, many of whom were hired to work in multi-family residential property management, and as of October 31, 2010, the Company had 375 employees, of which 292 were full-time and 83 part-time employees; of these 375 employees, 55 are corporate staff in our Minot, North Dakota and Eden Prairie, Minnesota offices, and 320 are property management employees based at our properties or in local property management offices. These additions to staff, and associated investments in equipment, accounting and other support systems, represented a significant expense to the Company, which was reflected in an increase in property management expense attributable to the Company’s internal property management initiative of approximately $362,000 for the three months ended July 31, 2010.

During the first quarter of fiscal year 2011, as discussed below in the Property Acquisitions and Dispositions section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company acquired, on July 15, 2010, two medical office buildings located in, respectively, Billings, Montana and Missoula, Montana, for a total purchase price of approximately $5.2 million, consisting of cash of approximately $957,000 and the assumption of existing debt, with an interest rate of 7.06% and a maturity date of December 31, 2016, in the amount of approximately $4.3 million.  The two medical office buildings contain approximately 14,705 square feet and 14,640 square feet, respectively, of leasable space.  During the first quarter of fiscal year 2011, the Company completed construction of a single-tenant office/warehouse facility in Fargo, North Dakota. The cost to construct the facility was approximately $3.9 million, including the cost of the land plus imputed construction interest. The Company had no dispositions during the first quarter of fiscal year 2011.

The Company had no acquisitions or development projects placed in service during the second quarter of fiscal year 2011. During the second quarter of fiscal year 2011, IRET sold a small retail property in Ladysmith, Wisconsin, on September 2, 2010; a patio home property in Fargo, North Dakota on September 30, 2010; and the Company’s 504-unit Dakota Hill at Valley Ranch Apartments in Irving, Texas on October 26, 2010, for a total sales price of $36.8 million.

During the first quarter of fiscal year 2010, IRET had no acquisitions or development projects placed in service. During the second quarter of fiscal year 2010, IRET acquired two properties:  an approximately 42,180 square foot showroom/warehouse property located in a western suburb of Des Moines, Iowa, triple-net leased to a single tenant, for which the Company paid a total of approximately $3.4 million, a portion of which was paid in Units valued at a total of approximately $2.9 million, or $10.25 per unit, with the remainder paid in cash; and an approximately 15,000 square foot, 2-story office building on 1.5 acres located near IRET’s corporate headquarters building in Minot, North Dakota, for a total of $2.4 million, a portion of which the Company paid in Units valued at a total of approximately $90,000, with the remainder paid in cash.  IRET had no development projects placed in service during the second quarter of fiscal year 2010.  During fiscal year 2010, the Company sold its former headquarters property in Minot, North Dakota, and disposed of a small apartment property in Grafton, North Dakota.

Physical occupancy decreased in all of our reportable segments except for commercial medical during the three months ended October 31, 2010, on a stabilized and all-property basis, and our overall level of tenant concessions increased, compared to the year-earlier period.

We believe our decreased occupancy levels reflect the economic conditions in our markets, as recovery from the national economic recession has been slow.  The recession, and illiquidity and uncertainty in the financial and capital markets during calendar years 2008, 2009 and continuing into 2010, negatively affected substantially all businesses, including ours.  Although signs of an economic recovery have emerged during the first two quarters of our current fiscal year, we continue to expect recovery from the recession to be slow during the balance of the current fiscal year.  It is not possible for us to predict or quantify the timing and impact of such a recovery, or lack thereof, during the remainder of fiscal year 2011.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Current Report on Form 8-K for the fiscal year ended April 30, 2010, filed with the SEC on December 10, 2010, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended October 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

REVENUES

Revenues for the three months ended October 31, 2010 were $60.5 million compared to $58.2 million in the three months ended October 31, 2009, an increase of $2.3 million or 4.0%. Revenues for the six months ended October 31, 2010 were $121.3 million compared to $117.7 million in the six months ended October 31, 2009, an increase of $3.6 million or 3.1%. The increase in revenue for the three and six months ended October 31, 2010 resulted primarily from properties acquired in Fiscal 2010.

	(in thousands)
	Increase in Total Revenue Three Months ended October 31, 2010	Increase in Total Revenue Six Months ended October 31, 2010
Rent in Fiscal 2011 primarily from 10 properties acquired in Fiscal 2010 in excess of that received in Fiscal 2010 from the same 10 properties	$2,861	$5,863
Rent in Fiscal 2011 primarily from 4 properties acquired in Fiscal 2011	275	337
Decrease in rental income on stabilized properties due to an increase in vacancy	(454)	(1,697)
Increase in tenant concessions	(365)	(910)
Net increase in total revenue	$2,317	$3,593

NET OPERATING INCOME

The following tables report segment financial information. We measure the performance of our segments based on net operating income (“NOI”), which we define as total real estate revenues less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance and property management expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The following tables show real estate revenues, real estate expenses and NOI by reportable operating segment for the three and six months ended October 31, 2010 and 2009.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended October 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$18,125	$19,603	$16,244	$3,205	$3,360	$60,537
Real estate expenses
Utilities	1,570	1,993	778	58	95	4,494
Maintenance	2,844	2,600	1,086	94	298	6,922
Real estate taxes	1,651	3,319	1,402	668	494	7,534
Insurance	366	181	174	40	33	794
Property management	2,487	539	1,921	109	150	5,206
Total expenses	$8,918	$8,632	$5,361	$969	$1,070	$24,950
Net operating income	$9,207	$10,971	$10,883	$2,236	$2,290	$35,587

Stabilized net operating income	$9,155	$10,952	$10,055	$2,067	$2,290	$34,519
Non-stabilized net operating income	52	19	828	169	0	1,068
Total net operating income	$9,207	$10,971	$10,883	$2,236	$2,290	$35,587

	(in thousands)
Three Months Ended October 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$17,926	$20,483	$13,226	$3,339	$3,246	$58,220
Real estate expenses
Utilities	1,527	1,981	560	58	119	4,245
Maintenance	2,536	2,481	1,024	192	236	6,469
Real estate taxes	1,630	3,516	1,214	789	549	7,698
Insurance	446	260	111	47	54	918
Property management	2,288	845	1,052	116	137	4,438
Total expenses	$8,427	$9,083	$3,961	$1,202	$1,095	$23,768
Net operating income	$9,499	$11,400	$9,265	$2,137	$2,151	$34,452

Stabilized net operating income	$9,499	$11,361	$9,290	$2,073	$2,151	$34,374
Non-stabilized net operating income	0	39	(25)	64	0	78
Total net operating income	$9,499	$11,400	$9,265	$2,137	$2,151	$34,452

	(in thousands)
Six Months Ended October 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$35,779	$39,496	$32,554	$6,648	$6,777	$121,254
Real estate expenses
Utilities	3,002	3,793	1,592	94	195	8,676
Maintenance	5,619	5,383	2,114	291	585	13,992
Real estate taxes	3,349	6,882	2,904	1,297	1,003	15,435
Insurance	642	282	222	79	47	1,272
Property management	4,964	1,235	3,837	191	279	10,506
Total expenses	$17,576	$17,575	$10,669	$1,952	$2,109	$49,881
Net operating income	$18,203	$21,921	$21,885	$4,696	$4,668	$71,373

Stabilized net operating income	$18,096	$21,899	$20,138	$4,426	$4,668	$69,227
Non-stabilized net operating income	107	22	1,747	270	0	2,146
Total net operating income	$18,203	$21,921	$21,885	$4,696	$4,668	$71,373

	(in thousands)
Six Months Ended October 31, 2009	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$35,675	$41,649	$26,939	$6,734	$6,664	$117,661
Real estate expenses
Utilities	2,912	3,810	1,247	120	207	8,296
Maintenance	5,189	5,371	2,064	384	517	13,525
Real estate taxes	3,463	7,086	2,427	1,344	1,085	15,405
Insurance	901	523	224	95	109	1,852
Property management	4,481	1,736	1,692	210	266	8,385
Total expenses	$16,946	$18,526	$7,654	$2,153	$2,184	$47,463
Net operating income	$18,729	$23,123	$19,285	$4,581	$4,480	$70,198

Stabilized net operating income	$18,729	$23,132	$19,342	$4,517	$4,480	$70,200
Non-stabilized net operating income	0	(9)	(57)	64	0	(2)
Total net operating income	$18,729	$23,123	$19,285	$4,581	$4,480	$70,198

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in three of our five reportable segments in the three and six month periods ended October 31, 2010 compared to the three and six month period ended October 31, 2009, to $60.5 million and $121.3 million, respectively, compared to $58.2 million and $117.7 million, primarily due to acquisitions in the multi-family residential and commercial medical segments. Our overall level of tenant concessions increased in the three and six month periods ended October 31, 2010 compared to the year-earlier periods.

•
Physical Occupancy.  During the six months ended October 31, 2010, physical occupancy levels on a stabilized property and all property basis decreased from the year earlier periods in four of our reportable segments, increasing in our commercial medical segment. We attribute the decrease primarily to difficult leasing conditions resulting from the current economic downturn, as discussed above in the Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Physical occupancy rates on a stabilized property and all property basis for six months ended October 31, 2010, compared to the six months ended October 31, 2009, are shown below:

	Stabilized Properties		All Properties
	Six Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Multi-Family Residential	91.0%	91.2%	90.9%	91.2%
Commercial Office	80.8%	85.7%	80.5%	85.1%
Commercial Medical	95.3%	94.3%	95.8%	94.3%
Commercial Industrial	80.0%	89.4%	80.5%	89.5%
Commercial Retail	84.1%	87.6%	84.1%	87.6%

•
Increased Concessions.  Our overall level of tenant concessions increased in the three and six month periods ended October 31, 2010 compared to the year-earlier periods.  To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the three and six months ended October 31, 2010 will lower, over the lives of the respective leases, our operating revenues by approximately $1.1 million and $2.3 million, as compared to an approximately $763,000 and $1.4 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three and six months ended October 31, 2009, as shown in the table below:

	(in thousands)
	Three Months Ended October 31,			Six Months Ended October 31,
	2010	2009	Change	2010	2009	Change
Multi-Family Residential	$533	$468	$65	$1,040	$973	$67
Commercial Office	367	182	185	811	279	532
Commercial Medical	139	103	36	177	152	25
Commercial Industrial	73	7	66	251	21	230
Commercial Retail	16	3	13	69	13	56
Total	$1,128	$763	$365	$2,348	$1,438	$910

•
Increased Maintenance Expense. Maintenance expenses totaled $6.9 million and $14.0 million for the three and six months ended October 31, 2010 compared to $6.5 million and $13.5 million for the three and six months ended October 31, 2009.  Maintenance expenses at properties newly acquired in fiscal year 2011 and 2010 added $87,000 and $158,000 to the maintenance expenses category for the three and six months ended October 31, 2010. Maintenance expenses at existing (“stabilized”) properties increased by $366,000 and $309,000, respectively, resulting in an increase in maintenance expenses of $453,000, or 7.0% for the three months ended October 31, 2010, and $467,000, or 3.5% for the six months ended October 31, 2010 compared to the corresponding periods in fiscal year 2010.  The increase in maintenance costs at our stabilized properties is due primarily to an increase in general building maintenance costs in our multi-family residential segment.

Maintenance expenses by reportable segment for the three and six months ended October 31, 2010 and 2009 are as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$2,844	$2,600	$1,086	$94	$298	$6,922
2009	$2,536	$2,481	$1,024	$192	$236	$6,469
Change	$308	$119	$62	$(98)	$62	$453
% change	12.1%	4.8%	6.1%	(51.0%)	26.3%	7.0%

Stabilized	$278	$133	$(8)	$(99)	$62	$366
Non-stabilized	$30	$(14)	$70	$1	$0	$87
Change	$308	$119	$62	$(98)	$62	$453

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$5,619	$5,383	$2,114	$291	$585	$13,992
2009	$5,189	$5,371	$2,064	$384	$517	$13,525
Change	$430	$12	$50	$(93)	$68	$467
% change	8.3%	0.2%	2.4%	(24.2%)	13.2%	3.5%

Stabilized	$387	$27	$(79)	$(94)	$68	$309
Non-stabilized	$43	$(15)	$129	$1	$0	$158
Change	$430	$12	$50	$(93)	$68	$467

•
Increased Utility Expense. Utility expense totaled $4.5 million and $8.7 million for the three and six months ended October 31, 2010, compared to $4.2 million and $8.3 million for the three and six months ended October 31, 2009, an increase of 5.9% and 4.6%, respectively, over the year-earlier periods.  Utility expenses at properties newly acquired in fiscal years 2011 and 2010 added $158,000 and $281,000 to the utility expense category for the three and six months ended October 31, 2010. Utility expenses at existing properties increased by $91,000 and $99,000, respectively, resulting in an increase of $249,000 and $380,000 or 5.9% and 4.6% for the three and six months ended October 31, 2010.  The increase in utility costs at our stabilized properties is due to increased electrical costs in our multi-family residential and commercial medical segments.

Utility expenses by reportable segment for the three and six months ended October 31, 2010 and 2009 are as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$1,570	$1,993	$778	$58	$95	$4,494
2009	$1,527	$1,981	$560	$58	$119	$4,245
Change	$43	$12	$218	$0	$(24)	$249
% change	2.8%	0.6%	38.9%	0.0%	(20.2%)	5.9%

Stabilized	$32	$12	$71	$0	$(24)	$91
Non-stabilized	$11	$0	$147	$0	$0	$158
Change	$43	$12	$218	$0	$(24)	$249

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$3,002	$3,793	$1,592	$94	$195	$8,676
2009	$2,912	$3,810	$1,247	$120	$207	$8,296
Change	$90	$(17)	$345	$(26)	$(12)	$380
% change	3.1%	(0.4%)	27.7%	(21.7%)	(5.8%)	4.6%

Stabilized	$66	$(17)	$88	$(26)	$(12)	$99
Non-stabilized	$24	$0	$257	$0	$0	$281
Change	$90	$(17)	$345	$(26)	$(12)	$380

•
Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2011 and 2010 added $113,000 and $186,000, respectively, to real estate tax expense in the three and six months ended October 31, 2010, compared to the three and six months ended October 31, 2009.  Real estate taxes on stabilized properties decreased by $277,000 and $156,000, respectively, in the three and six months ended October 31, 2010, resulting in a net decrease of $164,000 or 2.1% for the three months ended October 31, 2010 and an increase of $30,000 or 0.2% for the six months ended October 31, 2010, compared to the three and six months ended October 31, 2009.  The decrease in real estate taxes for our stabilized properties is a net effect of successful appeals in four of our segments while the commercial medical segment experienced higher value assessments and increased tax levies.

Real estate tax expense by reportable segment for the three and six months ended October 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$1,651	$3,319	$1,402	$668	$494	$7,534
2009	$1,630	$3,516	$1,214	$789	$549	$7,698
Change	$21	$(197)	$188	$(121)	$(55)	$(164)
% change	1.3%	(5.6%)	15.5%	(15.3%)	(10.0%)	(2.1%)

Stabilized	$6	$(250)	$149	$(128)	$(54)	$(277)
Non-stabilized	$15	$53	$39	$7	$(1)	$113
Change	$21	$(197)	$188	$(121)	$(55)	$(164)

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$3,349	$6,882	$2,904	$1,297	$1,003	$15,435
2009	$3,463	$7,086	$2,427	$1,344	$1,085	$15,405
Change	$(114)	$(204)	$477	$(47)	$(82)	$30
% change	(3.3%)	(2.9%)	19.7%	(3.5%)	(7.6%)	0.2%

Stabilized	$(143)	$(256)	$402	$(77)	$(82)	$(156)
Non-stabilized	$29	$52	$75	$30	$0	$186
Change	$(114)	$(204)	$477	$(47)	$(82)	$30

•
Decreased Insurance Expense. Insurance expense totaled $794,000 and $1.3 million for the three and six months ended October 31, 2010 compared to $918,000 and $1.9 million for the three and six months ended October 31, 2009.  Insurance expenses at properties newly acquired in fiscal years 2011 and 2010 added $109,000  and $125,000 to the insurance expense category, while insurance expense at existing properties decreased by $233,000 and $705,000, respectively, resulting in a net decrease in insurance expenses of $124,000 and $580,000 in the three and six months ended October 31, 2010, a 13.5% and 31.3% decrease over insurance expenses in the three and six months ended October 31, 2009.  The decrease in insurance expense at stabilized properties is due to reduced insurance rates because of better claims experience.

Insurance expense by reportable segment for the three and six months ended October 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$366	$181	$174	$40	$33	$794
2009	$446	$260	$111	$47	$54	$918
Change	$(80)	$(79)	$63	$(7)	$(21)	$(124)
% change	(17.9%)	(30.4%)	56.8%	(14.9%)	(38.9%)	(13.5%)

Stabilized	$(80)	$(84)	$(40)	$(8)	$(21)	$(233)
Non-stabilized	$0	$5	$103	$1	$0	$109
Change	$(80)	$(79)	$63	$(7)	$(21)	$(124)

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$642	$282	$222	$79	$47	$1,272
2009	$901	$523	$224	$95	$109	$1,852
Change	$(259)	$(241)	$(2)	$(16)	$(62)	$(580)
% change	(28.7%)	(46.1%)	(0.9%)	(16.8%)	(56.9%)	(31.3%)

Stabilized	$(264)	$(245)	$(118)	$(16)	$(62)	$(705)
Non-stabilized	$5	$4	$116	$0	$0	$125
Change	$(259)	$(241)	$(2)	$(16)	$(62)	$(580)

•
Increased Property Management Expense. Property management expense totaled $5.2 million and $10.5 million for the three and six months ended October 31, 2010 and compared to $4.4 million and $8.4 million for the three and six months ended October 31, 2009.  Property management expenses at properties newly acquired in fiscal years 2011 and 2010 added $1.6 million and $3.2 million to the property management expenses category in the three and six months ended October 31, 2010, primarily from the five commercial medical properties located in Wyoming acquired in Fiscal 2010. Property management expenses at stabilized properties decreased by $852,000 and $1.1 million for the three and six months ended October 31, 2010 compared to the three and six months ended October 31, 2009, primarily for reduced bad debt write off in the commercial medical segment, resulting in a net increase of $768,000 and $2.1 million or 17.3% and 25.3% in the three and six months ended October 31, 2010 compared to the year-earlier periods.

Property management expense by reportable segment for the three and six months ended October 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$2,487	$539	$1,921	$109	$150	$5,206
2009	$2,288	$845	$1,052	$116	$137	$4,438
Change	$199	$(306)	$869	$(7)	$13	$768
% change	8.7%	(36.2%)	82.6%	(6.0%)	9.5%	17.3%

Stabilized	$177	$(308)	$(726)	$(7)	$12	$(852)
Non-stabilized	$22	$2	$1,595	$0	$1	$1,620
Change	$199	$(306)	$869	$(7)	$13	$768

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$4,964	$1,235	$3,837	$191	$279	$10,506
2009	$4,481	$1,736	$1,692	$210	$266	$8,385
Change	$483	$(501)	$2,145	$(19)	$13	$2,121
% change	10.8%	(28.9%)	126.8%	(9.0%)	4.9%	25.3%

Stabilized	$442	$(509)	$(1,019)	$(24)	$13	$(1,097)
Non-stabilized	$41	$8	$3,164	$5	$0	$3,218
Change	$483	$(501)	$2,145	$(19)	$13	$2,121

FACTORS IMPACTING NET INCOME

Net income increased by approximately $6.9 million and $6.7 million for the three and six months ended October 31, 2010, compared to the three and six months ended October 31, 2009.  The increase in net income is due primarily to a gain on sale of discontinued operations and to a lesser extent an increase in revenues from properties acquired in Fiscal 2011 and 2010 in the three and six months ended October 31, 2010, compared to the three and six months ended October 31, 2009, as well as other factors shown by the following analysis:

	Decrease in Net Income
	(in thousands)
	Three Months ended October 31, 2010	Six Months ended October 31, 2010

Net income for Fiscal 2010	$200	$2,769
Increase in NOI	1,135	1,175
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(24)	(526)
Increase in administrative, advisory and trustee fees due to additional corporate staff and overhead and increased trustee fees	(220)	(702)
(Increase) Decrease in other expenses	(65)	16
(Increase) Decrease in interest expense	(146)	271
Decrease in impairment of real estate investment	708	708
Increase in other income	42	51
Increase in income tax benefit	19	0
Increase in income from discontinued operations	5,472	5,691
Net income for Fiscal 2011	$7,121	$9,453

Additionally, an increase in vacancy rates in our portfolio and associated operating costs for the vacant space unreimbursed by tenants, as well as the following factors, impacted net income in the three months of fiscal year 2011.

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $353,000, or 2.2%, to approximately $15.9 million during the second quarter of fiscal year 2011, compared to $16.2 million in the second quarter of fiscal year 2010. Mortgage interest expense decreased approximately $599,000 or 1.8%, to approximately $31.9 million during the six month period ended October 31, 2010, compared to $32.5 million during the six month period ended October 31, 2009. The decrease in mortgage interest expense is due to refinancings in our stabilized properties portfolio. Our overall weighted average interest rate on all outstanding mortgage debt was 6.14% as of October 31, 2010 and 6.27% as of October 31, 2009.  Our mortgage debt on October 31, 2010 decreased approximately $53.1 million, or 5.0% from April 30, 2010.

Mortgage interest expense by reportable segment for the three and six months ended October 31, 2010 and 2009 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$4,595	$5,479	$4,027	$971	$802	$15,874
2009	$4,540	$5,786	$4,072	$977	$852	$16,227
Change	$55	$(307)	$(45)	$(6)	$(50)	$(353)
% change	1.2%	(5.3%)	(1.1%)	(0.6%)	(5.9%)	(2.2%)

Stabilized	$9	$(307)	$(120)	$(32)	$(50)	$(500)
Non-stabilized	$46	$0	$75	$26	$0	$147
Change	$55	$(307)	$(45)	$(6)	$(50)	$(353)

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2010	$9,210	$10,972	$8,215	$1,943	$1,592	$31,932
2009	$9,020	$11,606	$8,190	$1,939	$1,776	$32,531
Change	$190	$(634)	$25	$4	$(184)	$(599)
% change	2.1%	(5.4%)	0.3%	0.2%	(10.4%)	(1.8%)

Stabilized	$97	$(634)	$(67)	$(62)	$(184)	$(850)
Non-stabilized	$93	$0	$92	$66	$0	$251
Change	$190	$(634)	$25	$4	$(184)	$(599)

In addition to IRET’s mortgage interest expense, the Company incurs interest expense for lines of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest.  For the three months ended October 31, 2010 and 2009 these amounts were $1.0 million and $507,000, respectively, a total interest expense for the three months ended October 31, 2010 and 2009 of $16.9 million and $16.7 million, respectively, an increase of $146,000. For the six months ended October 31, 2010 and 2009 these amounts were $1.5 million and $1.1 million, respectively, for a total interest expense for the six months ended October 31, 2010 and 2009 of $33.4 million and $33.7 million, respectively, a decrease of $271,000.

•
Increased Amortization Expense. The Company allocated a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease.  Amortization expense related to in-place leases totaled $1.8 million and $3.8 million in the three and six months ended October 31, 2010, respectively compared to $2.2 million and $4.4 million in the three and six months ended October 31, 2009.

CREDIT RISK

The following table lists our top ten commercial tenants on October 31, 2010, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of October 31, 2010.  Our results of operations are dependent on, among other factors, the economic health of our tenants.  We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants.  We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total commercial segments’ minimum rents as of October 31, 2010.

Lessee	% of Total Commercial Segments’ Minimum Rents as of October 31, 2010
Affiliates of Edgewood Vista	10.0%
St. Lukes Hospital of Duluth, Inc.	3.6%
Fairview Health Services	2.4%
Applied Underwriters	2.2%
Affiliates of Siemens USA	2.2%
HealthEast Care System	1.7%
Smurfit - Stone Container (NASDAQ: SSCC)	1.5%
Microsoft (NASDAQ: MSFT)	1.5%
Nebraska Orthopedic Hospital	1.4%
Arcadis Corporate Services, Inc.	1.2%
All Others	72.3%
Total Monthly Commercial Rent as of October 31, 2010	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

The Company had no acquisitions or development projects placed in service during the second quarter of fiscal year 2011. During the second quarter of fiscal year 2011, IRET sold a small retail property in Ladysmith, Wisconsin, on September 2, 2010; a patio home property in Fargo, North Dakota on September 30, 2010; and the Company’s 504-unit Dakota Hill at Valley Ranch Apartments in Irving, Texas on October 26, 2010, for a total sales price of $36.8 million.

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

FUNDS FROM OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009

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

FFO applicable to common shares and Units for the three and six months ended October 31, 2010 increased to $16.0 million compared to $14.6 million and $32.9 million compared to $31.1 million for the comparable period ended October 31, 2009, an increase of 10.1% and 5.8% respectively.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended October 31,	2010			2009
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$5,819			$285
Less dividends to preferred shareholders	(593)			(593)
Net income (loss) available to common shareholders	5,226	78,647	$0.07	(308)	66,160	$0.00
Adjustments:
Noncontrolling interest – Operating Partnership	1,322	20,090		(59)	21,002
Depreciation and amortization(1)	14,888			14,926
Gain on depreciable property sales	(5,404)			0
Funds from operations applicable to common shares and Units	$16,032	98,737	$0.17	14,559	87,162	$0.16

	(in thousands, except per share amounts)
Six Months Ended October 31,	2010			2009
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$7,805			$2,302
Less dividends to preferred shareholders	(1,186)			(1,186)
Net income available to common shareholders	6,619	77,512	$0.09	1,116	64,276	$0.02
Adjustments:
Noncontrolling interest – Operating Partnership	1,692	20,263		420	20,908
Depreciation and amortization(4)	29,948			29,525
Gain on depreciable property sales	(5,404)			0
Funds from operations applicable to common shares and Units	$32,855	97,775	$0.34	$31,061	85,184	$0.36
(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $14,742 and $14,718, and depreciation/amortization from Discontinued Operations of $217 and $263, less corporate-related depreciation and amortization on office equipment and other assets of $71 and $55, for the three months ended October 31, 2010 and 2009, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $29,627 and $29,101, and depreciation/amortization from Discontinued Operations of $468 and $523, less corporate-related depreciation and amortization on office equipment and other assets of $147 and $99, for the six months ended October 31, 2010 and 2009, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2011 and 2010:

Month	Fiscal Year 2011	Fiscal Year 2010
July	$.1715	$.1705
October	$.1715	$.1710

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

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial and residential real estate markets continue to experience significant challenges including reduced occupancies and rental rates as well as restrictions on the availability of financing.  In the event of deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

SOURCES AND USES OF CASH

Ongoing stresses in the United States economy continue to result in uncertainty regarding the terms on which financing for the commercial real estate sector will be available going forward.  In IRET’s recent experience, credit tightening has eased somewhat, but we remain cautious regarding the future prospects for the availability of financing to the commercial real estate sector.  While to date there has been no material negative impact on our ability to borrow in our multi-family segment, the events involving both the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), resulting in the U.S. government’s decision to place them into indefinite conservatorship, do present an environment of heightened risk for us. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability to lend going forward will most likely result in higher loan costs for us; accordingly, we continue to closely monitor announcements regarding both firms. As of October 31, 2010, approximately 36.2%, or $17.5 million of our mortgage debt maturing in the third and fourth quarters of fiscal year 2011 is debt placed on multi-family residential assets, and approximately 63.8%, or $31.0 million, is debt placed on properties in our four commercial segments. Of this $48.5 million, we have to date loan applications pending to refinance approximately $42.9 million. As of October 31, 2010, approximately 28.5%, or $32.6 million of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 71.5%, or $81.8 million, is debt placed on properties in our four commercial segments.

As of October 31, 2010, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank.  This line of credit had, as of October 31, 2010, lending commitments of $47.0 million, with the capacity to grow to $60.0 million.  Participants in the line of credit include several banks whose previous separate credit lines to the Company were terminated during the second quarter of fiscal year 2011 following their consolidation into the First International Bank-led facility.  Participants in this secured credit facility as of October 31, 2010 included, in addition to First International Bank, The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota and American State Bank & Trust Company.  As of October 31, 2010, the Company had advanced $29.1 million under the line of credit.  These funds were used to pay off $19.0 million of debt maturing during the second quarter of fiscal year 2011.  The line of credit has a minimum outstanding principal balance requirement of $10.0 million.  The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account.  As of October 31, 2010, the Company was in compliance with the facility covenants.

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $100,000; United Community Bank, Minot, North Dakota, deposit of $370,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.0 million, and Peoples State Bank of Velva, North Dakota, deposit of $150,000.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company; however, in the six months ended October 31, 2010, there were no Units issued in connection with property acquisitions. In the second quarter of fiscal year 2010, approximately 292,000 Units, valued at issuance at $2.9 million, were issued in connection with the Company’s acquisition of two properties.  In the first quarter of fiscal year 2010, there were no Units issued in connection with property acquisitions.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 5%) from the market price. During the second quarter of fiscal year 2011, the Company issued approximately 390,000 common shares under its DRIP, with a total value of $3.1 million. During the six months ended October 31, 2010, the Company issued approximately 765,000 common shares under its DRIP, with a total value of $6.3 million.

Cash and cash equivalents on October 31, 2010 totaled $43.7 million, compared to $102.7 million on October 31, 2009, a decrease of $59.0 million. Net cash provided by investing activities increased by approximately $39.7 million, primarily due to an increase in proceeds from the sale of real estate and other investments, and a decrease in payments for acquisitions and improvements compared to the six months ended October 31, 2009; and net cash used by financing activities increased by $111.9 million primarily due to a decrease in proceeds from the sale of common shares and a decrease in proceeds from mortgages payable and partially offset by an increase in proceeds from revolving lines of credit and other debt compared to the six months ended October 31, 2009.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased by $53.1 million as of October 31, 2010, compared to April 30, 2010, due to principal payments and loans that were paid off. As of October 31, 2010, approximately 99.8%, of the Company’s $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of October 31, 2010, the weighted average rate of interest on the Company’s mortgage debt was 6.14%, compared to 6.17% on April 30, 2010.

Property Owned. Property owned was $1.8 billion at October 31, 2010 and April 30, 2010. During the six months ended October 31, 2010, the Company acquired two additional investment properties, placed one development property in service and disposed of two investment properties and a patio home property, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2010 were $43.7 million, compared to $54.8 million on April 30, 2010.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was approximately $420,000 on October 31, 2010 and on April 30, 2010. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership decreased to 20.0 million Units at October 31, 2010 compared to 20.5 million Units outstanding at April 30, 2010. The decrease resulted primarily from the conversion of Units to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2010 totaled 79.1 million, compared to 75.8 million outstanding on April 30, 2010.  During the first quarter of fiscal year 2011, the Company sold 1.8 million common shares under its continuous offering program with Robert W. Baird & Co., Incorporated (“Baird”) as sales agent, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts. The Company sold no shares under this program during the second quarter of fiscal year 2011. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 765,000 common shares issued during the six months ended October 31, 2010, for a total value of $6.3 million. Conversions of approximately 528,000 UPREIT Units to common shares, for a total of approximately $3.6 million in IRET shareholders’ equity also increased the Company’s common shares of beneficial interest outstanding during the six months ended October 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 99.8% and 97.3% of our debt, as of October 31, 2010 and April 30, 2010, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the second quarter of fiscal year 2011 did not have a material effect on the Company.  However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital.  We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2010, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Mortgages	Remaining Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total	Fair Value
Fixed Rate	$69,184	$101,113	$48,423	$59,373	$92,612	$632,162	$1,002,867	$999,265
Average Fixed Interest Rate	6.04%	5.71%	5.91%	5.86%	5.75%
Variable Rate	$138	$281	$180	$667	$72	$327	$1,665	$1,665
Average Variable Interest Rate	4.60%	4.42%	4.61%	3.04%	5.59%
							$1,004,532	$1,000,930

	Future Interest Payments (in thousands)
Mortgages	Remaining Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Fixed Rate	$29,761	$53,335	$49,192	$45,970	$41,699	$110,436	$330,393
Variable Rate	38	68	57	33	22	41	259
							$330,652

The weighted average interest rate on our fixed rate and variable rate debt as of October 31, 2010, was 6.14%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $1.7 million of variable rate indebtedness would increase our annual interest expense by $17,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2011, the Company issued an aggregate of 97,160 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.

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

Date: December 10, 2010

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