Form 10-Q
period 2011-01-31
INVESTORS REAL ESTATE TRUST
filed 2011-03-14
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2011

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of March 7, 2011, it had 80,056,089 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2011
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	January 31, 2011	April 30, 2010
ASSETS
Real estate investments
Property owned	$1,763,585	$1,800,519
Less accumulated depreciation	(319,235)	(308,626)
	1,444,350	1,491,893
Development in progress	4,231	2,831
Unimproved land	7,470	6,007
Mortgage loans receivable, net of allowance of $3 and $3, respectively	157	158
Total real estate investments	1,456,208	1,500,889
Other assets
Cash and cash equivalents	30,907	54,791
Marketable securities – available-for-sale	325	420
Receivable arising from straight-lining of rents, net of allowance of $982 and $912, respectively	18,656	17,320
Accounts receivable, net of allowance of $272 and $257, respectively	8,864	4,916
Real estate deposits	254	516
Prepaid and other assets	2,852	1,189
Intangible assets, net of accumulated amortization of $45,218 and $39,571, respectively	51,543	50,700
Tax, insurance, and other escrow	18,467	9,301
Property and equipment, net of accumulated depreciation of $1,223 and $924, respectively	1,332	1,392
Goodwill	1,127	1,388
Deferred charges and leasing costs, net of accumulated amortization of $14,309 and $13,131, respectively	19,737	18,108
TOTAL ASSETS	$1,610,272	$1,660,930

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$35,633	$38,514
Revolving lines of credit	10,000	6,550
Mortgages payable	998,929	1,057,619
Other	8,423	1,320
TOTAL LIABILITIES	1,052,985	1,104,003
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	1,237	1,812
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2011 and April 30, 2010, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 79,845,749 shares issued and outstanding at January 31, 2011, and 75,805,159 shares issued and outstanding at April 30, 2010)	616,701	583,618
Accumulated distributions in excess of net income	(223,684)	(201,412)
Total Investors Real Estate Trust shareholders’ equity	420,334	409,523
Noncontrolling interests – Operating Partnership (20,047,190 units at January 31, 2011 and 20,521,365 units at April 30, 2010)	126,335	134,970
Noncontrolling interests – consolidated real estate entities	9,381	10,622
Total equity	556,050	555,115
TOTAL LIABILITIES AND EQUITY	$1,610,272	$1,660,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and nine months ended January 31, 2011 and 2010

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2011	2010	2011	2010
REVENUE
Real estate rentals	$47,849	$46,374	$143,498	$138,389
Tenant reimbursement	12,354	10,960	34,785	33,712
TOTAL REVENUE	60,203	57,334	178,283	172,101
EXPENSES
Depreciation/amortization related to real estate investments	13,902	13,907	41,603	41,254
Utilities	4,775	4,370	13,184	12,388
Maintenance	8,358	7,282	22,001	20,464
Real estate taxes	7,780	7,504	23,068	22,759
Insurance	646	910	1,866	2,692
Property management expenses	5,478	4,619	15,535	12,606
Administrative expenses	1,716	1,683	5,055	4,404
Advisory and trustee services	134	107	482	371
Other expenses	441	536	1,357	1,468
Amortization related to non-real estate investments	689	590	1,978	1,710
Impairment of real estate investments	0	0	0	708
TOTAL EXPENSES	43,919	41,508	126,129	120,824
Gain on involuntary conversion	0	1,660	0	1,660
Interest expense	(15,888)	(16,534)	(48,395)	(49,306)
Interest income	75	138	194	264
Other income	32	112	217	239
Income from continuing operations	503	1,202	4,170	4,134
Income (loss) from discontinued operations	14,085	(838)	19,871	(1,001)
NET INCOME	14,588	364	24,041	3,133
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(2,793)	39	(4,485)	(381)
Net loss attributable to noncontrolling interests – consolidated real estate entities	38	49	82	2
Net income attributable to Investors Real Estate Trust	11,833	452	19,638	2,754
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$11,240	$(141)	$17,859	$975
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	.00	.01	.03	.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.14	(.01)	.20	(.01)
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.14	$.00	$.23	$.02
DIVIDENDS PER COMMON SHARE	$.1715	$.1715	$.5145	$.5130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the nine months ended January 31, 2011 and 2010

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2009	1,150	$27,317	60,304	$461,648	$(155,956)	$160,398	$493,407
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					2,754	336	3,090
Distributions – common shares and units					(34,359)	(10,720)	(45,079)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment plan			923	7,821			7,821
Shares issued			12,463	99,022			99,022
Partnership units issued						2,888	2,888
Redemption of units for common shares			277	1,678		(1,678)	0
Adjustments to redeemable noncontrolling interests				(134)			(134)
Other			(1)	(596)		(814)	(1,410)
Balance January 31, 2010	1,150	$27,317	73,966	$569,439	$(189,340)	$150,410	$557,826

Balance April 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$145,592	$555,115
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					19,638	4,408	24,046
Distributions – common shares and units					(40,131)	(10,365)	(50,496)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment plan			998	8,356			8,356
Shares issued			2,213	18,411			18,411
Partnership units issued						3,252	3,252
Redemption of units for common shares			831	6,007		(6,007)	0
Adjustments to redeemable noncontrolling interests				570			570
Other			(1)	(261)		(1,164)	(1,425)
Balance January 31, 2011	1,150	$27,317	79,846	$616,701	$(223,684)	$135,716	$556,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2011 and 2010

	Nine Months Ended January 31 (in thousands)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$24,041	$3,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,951	45,754
Gain on sale of real estate, land and other investments	(19,365)	0
Gain on involuntary conversion	0	(1,660)
Impairment of real estate investments	0	1,678
Bad debt expense	487	1,078
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,441)	(1,213)
Increase in accounts receivable	(4,033)	(2,765)
Increase in prepaid and other assets	(1,663)	(852)
Decrease (increase) in tax, insurance and other escrow	630	(2,783)
Increase in deferred charges and leasing costs	(5,015)	(3,244)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(1,208)	3,773
Net cash provided by operating activities	38,384	42,899
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	2,297	1,612
Payments for real estate deposits	(2,035)	(2,502)
Principal proceeds on mortgage loans receivable	1	1
Proceeds from sale of marketable securities – available-for-sale	95	0
Increase in restricted cash	0	(36,500)
Increase in restricted construction accounts	(9,796)	0
Proceeds from sale of real estate - discontinued operations	81,539	103
Proceeds from sale of real estate and other investments	0	35
Insurance proceeds received	329	705
Payments for acquisitions and improvements of real estate investments	(55,437)	(72,947)
Net cash provided (used) by investing activities	16,993	(109,493)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	97,654	122,265
Principal payments on mortgages payable	(160,632)	(99,362)
Principal payments on revolving lines of credit and other debt	(25,650)	(15,538)
Proceeds from revolving lines of credit and other debt	36,300	15,500
Proceeds from sale of common shares, net of issue costs	18,158	98,872
Repurchase of fractional shares and partnership units	(10)	(10)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(425)	(475)
Distributions paid to common shareholders, net of reinvestment of $7,831 and $7,242, respectively	(32,300)	(27,117)
Distributions paid to preferred shareholders	(1,779)	(1,779)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $525 and $579, respectively	(9,840)	(10,141)
Distributions paid to noncontrolling interests – consolidated real estate entities	(737)	(926)
Distributions paid to redeemable noncontrolling interests – consolidated real estate entities	0	(149)
Net cash (used) provided by financing activities	(79,261)	81,140
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,884)	14,546
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,791	33,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,907	$47,790

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2011 and 2010

	Nine Months Ended January 31 (in thousands)
	2011	2010
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$7,831	$7,242
Operating partnership distribution reinvestment plan	525	579
Assets acquired through the issuance of operating partnership units	3,252	2,888
Operating partnership units converted to shares	6,007	1,678
Real estate investment acquired through assumption of indebtedness and accrued costs	4,288	0
Adjustments to accounts payable included within real estate investments	(1,421)	418
Fair value adjustments to redeemable noncontrolling interests	(570)	134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	48,340	50,560
Interest other	892	470
	$49,232	$51,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2011 and 2009

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the quarters and periods ended January 31, 2011 and 2010.  IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Montana, Missouri, Nebraska, South Dakota, Michigan, Wisconsin and Wyoming. As of January 31, 2011, IRET owned 74 multi-family residential properties with 8,593 apartment units and 176 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.2 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 79.9% and 78.7%, respectively, as of January 31, 2011 and April 30, 2010. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as filed with the SEC on July 14, 2010, as amended by the Current Report on Form 8-K filed with the SEC on March 14, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures about transfers into and out of Levels 1 and 2 fair value measurements and additional disclosures about activity within Level 3 fair value measurements. To date, other than impairment, we have not had any transfers in and out of Level 1 fair value measurements, nor do we have any Level 2 or Level 3 fair value measurements. Therefore, the application of this update did not have any impact on the fair value disclosures included in our consolidated financial statements.

In July 2010, the FASB issued an update to existing guidance contained in ASC 310, Receivables.  The new guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The adoption of this accounting guidance by the Company in the third quarter of fiscal year 2011 did not have a significant impact on the Company’s consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the nine months ended January 31, 2011, the Company incurred no losses due to impairment. During the nine months ended January 31, 2010, the Company incurred a loss of approximately $1.7 million due to impairment of three properties. The Company recorded a charge for impairment of approximately $818,000 on a retail property in Ladysmith, Wisconsin, based upon receipt of a market offer to purchase and the Company’s probable intention to dispose of the property. The Company recorded a charge for impairment of approximately $152,000 on its former headquarters building in Minot, North Dakota, based upon receipt and acceptance of a market offer to purchase. These two properties were subsequently sold and the related impairment charges for fiscal year 2010 are reported in discontinued operations. See Note 7 for additional information. The Company also recorded an impairment charge of approximately $708,000 on a commercial retail property located in Kentwood, Michigan. This property’s tenant vacated the premises but continued to pay rent under a lease agreement that expired on October 29, 2010. Broker representations and market data for this commercial retail property provided the basis for the impairment charge.

COMPENSATING BALANCES AND LINE OF CREDIT

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.0 million, and Peoples State Bank of Velva, North Dakota, deposit of $150,000.

As of January 31, 2011, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit had, as of January 31, 2011, lending commitments of $50.0 million, with the capacity to grow to $60.0 million. Participants in the line of credit include several banks whose previous separate credit lines to the Company were terminated during the second quarter of fiscal year 2011 following their consolidation into the First International Bank-led facility. Participants in this secured credit facility as of January 31, 2011 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota: American State Bank & Trust Company and Town & Country Credit Union. As of January 31, 2011, the Company had advanced $10.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2011, the Company was in compliance with the facility covenants.

IDENTIFIED INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the nine months ended January 31, 2011 and 2010, respectively, the Company added approximately $6.5 million and $7.5 million of new intangible assets and $32,000 and $20,000 of new intangible liabilities. The weighted average lives of the intangible assets and intangible liabilities acquired in the nine months ended January 31, 2011 and 2010 are 9.5 years and 17.4 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company’s identified intangible assets and intangible liabilities at January 31, 2011 and April 30, 2010 were as follows:

	(in thousands)
	January 31, 2011	April 30, 2010
Identified intangible assets (included in intangible assets):
Gross carrying amount	$96,761	$90,271
Accumulated amortization	(45,218)	(39,571)
Net carrying amount	$51,543	$50,700

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,292	$1,260
Accumulated amortization	(1,069)	(940)
Net carrying amount	$223	$320

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(19,000) and $(12,000) for the three months ended January 31, 2011 and 2010, respectively, and $(36,000) and $(38,000) for the nine months ended January 31, 2011 and 2010. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2012	$45
2013	32
2014	35
2015	18
2016	14

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.7 million and $2.1 million for the three months ended January 31, 2011 and 2010, respectively, and $5.5 million and $6.7 million for the nine months ended January 31, 2011 and 2010. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2012	$5,521
2013	4,546
2014	4,140
2015	3,783
2016	3,566

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of January 31, 2011 and April 30, 2010 were $1.1 million and $1.4 million, respectively. The annual review at April 30, 2010 indicated no impairment and there was no indication of impairment at January 31, 2011. During the nine months ended January 31, 2011, the Company disposed of four multi-family residential properties that had goodwill assigned, and as a result, approximately $261,000 of goodwill was derecognized.

MARKETABLE SECURITIES

IRET’s investments in marketable securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt securities which the Company intends to hold for an indefinite period of time. These securities are valued at current fair value with the resulting unrealized gains and losses excluded from earnings and reported as a separate component of equity until realized. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. At January 31, 2011, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made.  See Note 7 for additional information. During the third quarter of fiscal year 2011, the Company sold a small industrial property in Waconia, Minnesota and three multi-family residential properties in Colorado, the Pinecone and Miramont Apartments in Fort Collins, Colorado and the Neighborhood Apartments in Colorado Springs, Colorado.  During the second quarter of fiscal year 2011 the Company sold three properties, a small retail property in Ladysmith, Wisconsin, a patio home property in Fargo, North Dakota, and its 504-unit Dakota Hill multi-family residential property in Irving, Texas. During fiscal year 2010, the Company sold its former headquarters property in Minot, North Dakota, and disposed of a small apartment property in Grafton, North Dakota.  The results of operations for these properties are included in discontinued operations in the condensed consolidated statements of operations.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. While Units can be exchanged for common shares on a one-for-one basis after a minimum holding period of one year, the exchange of Units for common shares has no effect on net income per share, as Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended January 31, 2011 and 2010:

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands, except per share data)
	2011	2010	2011	2010
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$552	$1,106	$3,742	$3,536
Income (loss) from discontinued operations – Investors Real Estate Trust	11,281	(654)	15,896	(782)
Net income attributable to Investors Real Estate Trust	11,833	452	19,638	2,754
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
Numerator for basic earnings per share – net income available to common shareholders	11,240	(141)	17,859	975
Noncontrolling interests – Operating Partnership	2,793	(39)	4,485	381
Numerator for diluted earnings per share	$14,033	$(180)	$22,344	$1,356
DENOMINATOR
Denominator for basic earnings per share weighted average shares	79,398	73,607	78,140	67,375
Effect of convertible operating partnership units	19,957	20,909	20,171	20,909
Denominator for diluted earnings per share	99,355	94,516	98,311	88,284
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.00	$.01	$.03	$.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.14	(.01)	.20	(.01)
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.14	$.00	$.23	$.02

NOTE 4 • EQUITY

During the first quarter of fiscal year 2011, the Company sold 1.8 million common shares under its continuous offering program with Robert W. Baird & Co., Incorporated (“Baird”) as sales agent, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts.  The Company sold no shares under this program during the second and third quarters of fiscal year 2011. As of January 31, 2011, the Company had available securities in the aggregate amount of approximately $18.2 million reserved for issuance under its continuous offering program with Baird. The Company sold no shares under this program during the nine months ended January 31, 2010.

During the nine months ended January 31, 2011 and 2010, respectively, approximately 831,000 Units and 277,000 Units were converted to common shares, with a total value of approximately $6.0 million and $1.7 million included in equity, and approximately 15,000 common shares and 9,000 common shares were issued under the Company’s 401(k) plan, with a total value of approximately $125,000 and $73,000 included in equity. Under the Company’s Distribution Reinvestment and Share Purchase Plan, approximately 1.2 million common shares and 1.0 million common shares were issued during the nine months ended January 31, 2011 and 2010, respectively, with a total value of $10.1 million and $8.8 million included in equity.

During the nine months ended January 31, 2011, the Company purchased the noncontrolling interests (i.e., the limited partnership interests) of certain of its joint venture partners (partners in the Company’s Brenwood office property, Dixon industrial property, and Candlelight apartments property); the purchase prices of those buyouts are included in the Condensed Consolidated Statements of Equity in the line labeled “Other”, along with amounts deducted for fractional shares repurchased and joint venture distributions. During the nine months ended January 31, 2010, the Company purchased the noncontrolling interests of one of its partners in the Company’s TCA office property; the purchase price of that buyout is included in the Condensed

Consolidated Statements of Equity in the line labeled “Other”, along with amounts deducted for fractional shares repurchased and joint venture distributions.

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

The revenues and net operating income for these reportable segments are summarized as follows for the three and nine month periods ended January 31, 2011 and 2010, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended January 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$16,884	$19,343	$16,993	$3,349	$3,634	$60,203
Real estate expenses	8,903	9,507	5,894	1,203	1,530	27,037
Net operating income	$7,981	$9,836	$11,099	$2,146	$2,104	33,166
Depreciation/amortization						(14,591)
Administrative, advisory and trustee services						(1,850)
Other expenses						(441)
Interest expense						(15,888)
Interest and other income						107
Income from continuing operations						503
Income from discontinued operations						14,085
Net income						$14,588

	(in thousands)
Three Months Ended January 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$16,315	$20,303	$14,218	$3,186	$3,312	$57,334
Real estate expenses	8,605	9,225	4,483	1,050	1,322	24,685
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$9,370	$11,078	$9,735	$2,136	$1,990	34,309
Depreciation/amortization						(14,497)
Administrative, advisory and trustee services						(1,790)
Other expenses						(536)
Interest expense						(16,534)
Interest and other income						250
Income from continuing operations						1,202
Loss from discontinued operations						(838)
Net income						$364

	(in thousands)
Nine Months Ended January 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$49,596	$58,839	$49,547	$9,890	$10,411	$178,283
Real estate expenses	25,247	27,082	16,563	3,123	3,639	75,654
Net operating income	$24,349	$31,757	$32,984	$6,767	$6,772	102,629
Depreciation/amortization						(43,581)
Administrative, advisory and trustee services						(5,537)
Other expenses						(1,357)
Interest expense						(48,395)
Interest and other income						411
Income from continuing operations						4,170
Income from discontinued operations						19,871
Net income						$24,041

	(in thousands)
Nine Months Ended January 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$49,210	$61,952	$41,157	$9,806	$9,976	$172,101
Real estate expenses	24,354	27,751	12,137	3,161	3,506	70,909
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$26,516	$34,201	$29,020	$6,645	$6,470	102,852
Depreciation/amortization						(42,964)
Administrative, advisory and trustee services						(4,775)
Other expenses						(1,468)
Impairment of real estate investment						(708)
Interest expense						(49,306)
Interest and other income						503
Income from continuing operations						4,134
Loss from discontinued operations						(1,001)
Net income						$3,133

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of January 31, 2011, and April 30, 2010, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of January 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$480,827	$594,335	$447,011	$116,919	$124,493	$1,763,585
Less accumulated depreciation/amortization	(116,632)	(100,333)	(62,402)	(17,016)	(22,852)	(319,235)
Total property owned	$364,195	$494,002	$384,609	$99,903	$101,641	1,444,350
Cash and cash equivalents						30,907
Marketable securities						325
Receivables and other assets						122,832
Development in progress						4,231
Unimproved land						7,470
Mortgage loans receivable, net of allowance						157
Total Assets						$1,610,272

	(in thousands)
As of April 30, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$556,867	$582,943	$430,229	$113,249	$117,231	$1,800,519
Less accumulated depreciation/amortization	(129,922)	(88,656)	(53,641)	(15,481)	(20,926)	(308,626)
Total property owned	$426,945	$494,287	$376,588	$97,768	$96,305	1,491,893
Cash and cash equivalents						54,791
Marketable securities						420
Receivables and other assets						104,830
Development in progress						2,831
Unimproved land						6,007
Mortgage loans receivable, net of allowance						158
Total Assets						$1,660,930

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of January 31, 2011, the total property cost of the 28 properties subject to purchase options was approximately $209.0 million, and the total gross rental revenue from these properties was approximately $15.2 million for the nine months ended January 31, 2011.

Environmental Matters. Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under the property. While IRET currently has no knowledge of any material violation of environmental laws, ordinances or regulations at any of its properties, there can be no assurance that areas of contamination will not be identified at any of the Company’s properties, or that changes in environmental laws, regulations or cleanup requirements would not result in material costs to the Company.

Restrictions on Taxable Dispositions. Approximately 131 of IRET’s properties, consisting of approximately 7.5 million square feet of the Company’s combined commercial segments’ properties and 3,820 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $850.3 million at January 31, 2011. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

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

Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of January 31, 2011, the Company is committed to fund approximately $5.6 million in tenant improvements, within approximately the next 12 months.

Development, Expansion and Renovation Projects. The Company has several development, expansion and renovation projects currently underway, as follows:

Multi-Family Conversion, Minot, North Dakota: The Company is converting an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 24-unit multi-family residential property, for an estimated total cost of $2.2 million and an expected completion date in the first quarter of the Company’s fiscal year 2012; as of January 31, 2011, the Company has incurred approximately $185,000 of these project costs.

Buffalo Mall Theaters, Jamestown, North Dakota: The Company has committed to fund the construction of six movie theaters at its existing Buffalo Mall property in Jamestown, North Dakota, for an estimated construction cost of $2.1 million and expected completion in the first quarter of fiscal year 2012.  As of January 31, 2011, the Company had incurred approximately $746,000 of these construction costs.

Senior Housing Memory Care Conversion, Cheyenne, Wyoming: The Company has committed and funded construction and remodeling costs to convert a portion of  the Company’s existing Wyoming senior housing facility at Cheyenne to incorporate a specialized memory care unit. As of January 31, 2011, the Company had incurred $309,000, the total expected cost of the memory-care conversion and is awaiting a certificate of occupancy.

Trinity Hospital Build-to-Suit, Minot, North Dakota: The Company has committed to construct an approximately 22,000 square-foot, one-story medical clinic for Trinity Health, a non-profit healthcare organization based in Minot, North Dakota, on land owned by the Company adjacent to the Company’s existing headquarters building in Minot. Construction of this build-to-suit facility began in the second quarter of fiscal year 2011, with completion and occupancy by Trinity expected in the first quarter of fiscal year 2012.  Estimated total project costs (excluding the value of the land) are $6.2 million, of which, as of January 31, 2011, the Company had incurred $726,000.

Georgetown Square Condominiums, Grand Chute, Wisconsin: At the Company’s  Georgetown Square Condominium project in Grand Chute, Wisconsin (formerly known as Fox River), IRET is currently renovating and upgrading the eight existing condominium units, and is evaluating the construction of additional units, based on market needs. The Company estimates total renovation costs for the existing eight units at a maximum of $280,000.

Construction interest capitalized for the three month periods ended January 31, 2011 and 2010, respectively, was approximately $52,000 and $0 for development projects completed and in progress. Construction interest capitalized for the nine month periods ended January 31, 2011 and 2010, respectively, was approximately $85,000 and $0 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. During the third quarter of fiscal year 2011 the Company sold an industrial property in Waconia, Minnesota, and three multi-family residential properties (the Company’s Miramont, Neighborhood and Pinecone Apartment complexes) located in Fort Collins and Colorado Springs, Colorado.  During the second quarter of fiscal year 2011 the Company sold three properties, a small retail property in Ladysmith, Wisconsin, a patio home property in Fargo, North Dakota, and its 504-unit Dakota Hill multi-family residential property in Irving, Texas. During fiscal year 2010, the Company sold its former headquarters property in Minot, North Dakota, and disposed of a small apartment property in Grafton, North Dakota.  See Note 8 for additional information on the properties sold during fiscal year 2011. The Company also reports any gains or losses from the sale of a property in discontinued operations. There were no properties held for sale as of January 31, 2011 or 2010. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months and nine months ended January 31, 2011 and 2010:

	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands)
	2011	2010	2011	2010
REVENUE
Real estate rentals	$247	$2,787	$5,901	$8,394
Tenant reimbursement	0	9	36	52
TOTAL REVENUE	247	2,796	5,937	8,446
EXPENSES
Depreciation/amortization related to real estate investments	41	579	1,142	1,732
Utilities	60	207	558	735
Maintenance	74	302	708	943
Real estate taxes	16	364	638	1,004
Insurance	0	72	110	218
Property management expenses	101	379	843	1,101
Other expenses	0	0	1	0
Amortization related to non-real estate investments	0	2	4	6
Impairment of real estate investments	0	818	0	970
TOTAL EXPENSES	292	2,723	4,004	6,709
Interest expense	169	(913)	(1,432)	(2,742)
Interest income	0	2	5	4
Income (loss) from discontinued operations before gain on sale	124	(838)	506	(1,001)
Gain on sale of discontinued operations	13,961	0	19,365	0
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$14,085	$(838)	$19,871	$(1,001)

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

PROPERTY ACQUISITIONS

During the third quarter of fiscal year 2011, the Company acquired three properties: on November 10, 2010, the Company acquired the approximately 108,503 square foot Edgewood Vista assisted living facility in Minot, North Dakota, for approximately $15.2 million, consisting of cash of approximately $9.6 million ($7.4 million of which was paid to the current tenant in the property to acquire the option to purchase the property) and the assumption of existing debt of approximately $5.6 million; on December 10, 2010, the Company acquired an approximately 47,709 square foot retail/office property in Minot, North Dakota, for a purchase price, paid in cash, of $8.3 million; and on December 16, 2010, the Company acquired an approximately 58,574 square foot office property in Omaha, Nebraska, for a purchase price of approximately $8.3 million, of which approximately $5.3 million was paid in cash, with the remainder paid in limited partnership units of the Company’s Operating Partnership valued at a total of $3.0 million. During the third quarter of fiscal year 2011, the Company substantially completed construction of an approximately 24,000 square foot expansion to its existing Edgewood Vista senior housing facility in Spearfish, South Dakota.  The cost to construct the addition was approximately $2.7 million, of which $2.3 million has been paid as of January 31, 2011.

During the third quarter of fiscal year 2010, the Company, on December 30, 2009, acquired two limited liability companies that own and operate a portfolio of five assisted living facilities in three communities in Wyoming.  The five facilities, located in Casper (two facilities), Cheyenne (two facilities) and Laramie (one facility), Wyoming, had a total of approximately 328 beds at the time of acquisition.  IRET acquired 100% of the member interests in the owner and operator of these five facilities for a total purchase price of approximately $45.0 million.  Also during the third quarter of fiscal year 2010, on November 13, 2009, the Company acquired an approximately 6.8 acre parcel of vacant land located in Fargo, North Dakota for a purchase price of approximately $395,000. The Company had no development projects placed in service during the third quarter of fiscal year 2010.

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

The Company expensed approximately $142,000 and $201,000 of transaction costs related to acquisitions in the nine months ended January 31, 2011 and 2010, respectively. The Company’s acquisitions and development projects placed in service during the nine months ended January 31, 2011 and 2010 are detailed below:

Nine Months Ended January 31, 2011

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Commercial Office
58,574 sq. ft. Omaha 10802 Farnam Dr - Omaha, NE	$2,462	$4,374	$1,459	$8,295

Commercial Medical
14,705 sq. ft. Billings 2300 Grant Road - Billings, MT	649	1,216	657	2,522
14,640 sq. ft. Missoula 3050 Great Northern - Missoula, MT	640	1,331	752	2,723
108,503 sq. ft. Edgewood Vista Minot - Minot, ND	1,046	11,590	2,545	15,181
23,965 sq. ft. Edgewood Vista Spearfish Expansion - Spearfish, SD1	0	2,280	0	2,280
	2,335	16,417	3,954	22,706

Commercial Industrial
42,244 sq. ft. Fargo 1320 45th St N - Fargo, ND2	0	1,634	0	1,634

Commercial Retail
47,709 sq. ft. Minot 1400 31st Ave - Minot, ND	1,026	6,143	1,081	8,250

Total Property Acquisitions	$5,823	$28,568	$6,494	$40,885

(1)	Expansion project placed in service January 10, 2011.

(2)	Development property placed in service June 22, 2010. Additional costs incurred in fiscal year 2010 totaled $2.3 million, for a total project cost at January 31, 2011 of $3.9 million.

Nine Months Ended January 31, 2010

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Commercial Office
15,000 sq. ft. Minot 2505 16th Street SW - Minot, ND	$372	$1,724	$304	$2,400

Commercial Medical
65,160 sq. ft. Casper 1930 E. 12th Street (Park Place) - Casper, WY	439	5,780	1,120	7,339
35,629 sq. ft. Casper 3955 E. 12th Street (Meadow Wind) - Casper, WY	338	5,881	1,120	7,339
47,509 sq. ft. Cheyenne 4010 N. College Drive (Aspen Wind) - Cheyenne, WY	628	9,869	1,960	12,457
54,072 sq. ft. Cheyenne 4606 N. College Drive (Sierra Hills) - Cheyenne, WY	695	7,455	1,410	9,560
35,629 sq. ft. Laramie 1072 N. 22nd Street (Spring Wind) - Laramie, WY	406	6,634	1,265	8,305
	2,506	35,619	6,875	45,000

Commercial Industrial
42,180 sq. ft. Clive 2075 NW 94th Street - Clive, IA	408	2,610	332	3,350

Unimproved Land
Fargo 1320 45th Street N. - Fargo, ND	395	0	0	395

Total Property Acquisitions	$3,681	$39,953	$7,511	$51,145

PROPERTY DISPOSITIONS

During the third quarter of fiscal year 2011, the Company sold a small industrial property in Waconia, Minnesota, on November 1, 2010, and three multi-family residential properties in Colorado, the Pinecone and Miramont Apartments in Fort Collins, Colorado and the Neighborhood Apartments in Colorado Springs, Colorado, on November 15, 2010, for a total sales price of $46.6 million. During the third quarter of fiscal year 2010, the Company sold its former headquarters property in Minot, North Dakota.

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

The Company’s dispositions during the nine months ended January 31, 2011 are detailed below:

Nine Months Ended January 31, 2011

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
504 unit - Dakota Hill at Valley Ranch - Irving, TX	$36,100	$30,909	$5,191
192 unit - Neighborhood Apartments - Colorado Springs, CO	11,200	9,664	1,536
195 unit - Pinecone Apartments - Fort Collins, CO	15,875	10,422	5,453
210 unit - Miramont Apartments - Fort Collins, CO	17,200	10,732	6,468
	80,375	61,727	18,648

Commercial Medical
1,410 sq. ft. Edgewood Vista Patio Home 4330 - Fargo, ND	205	220	(15)

Commercial Industrial
29,440 sq. ft. Waconia Industrial Building - Waconia, MN	2,300	1,561	739

Commercial Retail
41,000 sq. ft. Ladysmith Pamida - Ladysmith, WI	450	457	(7)

Total Property Dispositions	$83,330	$63,965	$19,365

Nine Months Ended January 31, 2010

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Office
10,126 sq. ft. 12 S Main - Minot, ND	$110	$110	$0

Total Property Dispositions	$110	$110	$0

NOTE 9 • MORTGAGES PAYABLE AND REVOLVING LINES OF CREDIT

The Company’s mortgages payable and revolving lines of credit are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.82% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through June 9, 2035.

Of the mortgages payable, the balances of fixed rate mortgages totaled $997.3 million at January 31, 2011 and $1.0 billion at April 30, 2010. The balances of variable rate mortgages totaled $1.6 million and $29.0 million as of January 31, 2011, and April 30, 2010, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of January 31, 2011, the weighted average rate of interest on the Company’s mortgage debt was 6.05%, compared to 6.17% on April 30, 2010. The aggregate amount of required future principal payments on mortgages payable as of January 31, 2011, is as follows:

Nine Months Ended January 31, 2011	(in thousands)
2011 (remainder)	$15,053
2012	108,973
2013	49,046
2014	60,504
2015	83,289
Thereafter	682,064
Total payments	$998,929

The Company’s revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of January 31, 2011, lending commitments of $50.0 million.  As of January 31, 2011, the line of credit was secured by mortgages on 26 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. The line of credit has a current interest rate of 5.65% and a minimum outstanding principal balance requirement of $10.0 million, and as of January 31, 2011, the Company had advanced $10.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2011, the Company was in compliance with the facility covenants.

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

Marketable Securities. The fair values of these instruments are estimated based on quoted market prices for the security. At January 31, 2011, marketable securities available-for-sale consisted of bank certificates of deposit with maturities of less than two years.

Other Debt. The fair value of other debt is estimated based on the discounted cash flows of the loan using current market rates.

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

The estimated fair values of the Company’s financial instruments as of January 31, 2011 and April 30, 2010, are as follows:

	(in thousands)
	January 31, 2011		April 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$157	$157	$158	$158
Cash and cash equivalents	30,907	30,907	54,791	54,791
Marketable securities - available-for-sale	325	325	420	420
FINANCIAL LIABILITIES
Other debt	8,200	6,974	1,000	1,142
Mortgages payable	998,929	1,004,881	1,057,619	1,015,879

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our condensed consolidated balance sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets. As of January 31, 2011 and April 30, 2010, the estimated redemption value of the redeemable noncontrolling interests was $1.2 million and $1.8 million, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2009	$1,737
Net income	43
Distributions	(149)
Mark-to-market adjustments	134
Balance at January 31, 2010	$1,765

(in thousands)
Balance at April 30, 2010	$1,812
Net loss	(5)
Distributions	0
Mark-to-market adjustments	(570)
Balance at January 31, 2011	$1,237

NOTE 12 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On March 9, 2011, the Company’s Board of Trustees declared a regular quarterly distribution of 17.15 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable April 1, 2011 to common shareholders and unitholders of record on March 21, 2011. IRET’s Board of Trustees continues to evaluate the Company’s distribution payout level on a quarter-by-quarter basis in view of the sustained economic downturn; in the event of deterioration in property operating results, or absent the Company’s ability to continue cash-out refinancings of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including reducing the level of distributions to common shareholders and unitholders. Also on March 9, 2011, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable March 31, 2011 to preferred shareholders of record on March 21, 2011.

Pending and Completed Acquisitions and Dispositions. The Company has signed an agreement to acquire a 99,643 square foot retail property located in Robbinsdale, Minnesota for a purchase price of $8.2 million. This pending acquisition is subject to various closing conditions and contingencies, and no assurance can be given that this transaction will be completed. Subsequent to the end of the third quarter of the current fiscal year, the Company closed on its acquisition of a 24-unit multi-family residential property in Bismarck, North Dakota, for a purchase price of $1.9 million, a portion of which was paid in Units valued at approximately $1.5 million, or $9.05 per unit, with the remaining approximately $372,000 paid in cash.  Subsequent to the end of the third quarter of the current fiscal year, the Company also closed on its acquisition of a 44-unit multi-family residential property in Sioux Falls, South Dakota for a purchase price of $2.3 million, a portion of which was paid in Units valued at approximately $299,000, or $9.03 per unit, with the remaining approximately $2.0 million paid in cash.

The Company has no currently pending dispositions.

ITEM 2. MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2010, which, as updated for discontinued operations, are included in the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2011.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2011, our real estate portfolio consisted of 74 multi-family residential properties containing 8,593 apartment units and having a total real estate investment amount net of accumulated depreciation of $364.2 million, and 176 commercial properties containing approximately 12.2 million square feet of leasable space. Our commercial properties consist of:

•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $494.0 million;

•
56 commercial medical properties (including senior housing) containing approximately 2.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $384.6 million;

•
19 commercial industrial properties containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.9 million; and

•	33 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $101.6 million.

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

IRET has substantially completed its announced goal of transferring the management of the majority of our commercial and multi-family residential properties from third-party property management companies to our own employees. As of January 31, 2011, the Company has under internal management a total of 155 properties in our commercial office, commercial medical, commercial industrial and commercial retail segments, totaling approximately 9.5 million square feet. Approximately 82.4% of the properties in our commercial office segment, 89.3% of the properties in our commercial medical segment, 89.5% of the properties in our commercial industrial segment, 97.0% of the properties in our commercial retail segment, and approximately 93.2% of the properties in the Company’s multi-family residential segment or approximately 7,793 units in 69 properties, were internally managed by Company employees as of January 31, 2011. We will continue to evaluate existing and acquired commercial properties to determine additional suitable candidates for internal management, and to establish appropriate timelines to accomplish the transfers.

During the third quarter of fiscal year 2011, as discussed below in the Property Acquisitions and Dispositions section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company acquired three properties: on November 10, 2010, the Company acquired the approximately 108,503 square foot Edgewood Vista assisted living facility in Minot, North Dakota, for approximately $15.2 million, consisting of cash of approximately $9.6 million ($7.4 million of which was paid to the current tenant in the property to acquire the option to purchase the property) and the assumption of existing debt of approximately $5.6 million; on December 10, 2010, the Company acquired an approximately 47,709 square foot retail/office property in Minot, North Dakota, for a purchase price, paid in cash, of $8.3 million; and on December 16, 2010, the Company acquired an approximately 58,574 square foot office property in Omaha, Nebraska, for a purchase price of approximately $8.3 million, of which approximately $5.3 million was paid in cash, with the remainder paid in limited partnership units of the Company’s Operating Partnership valued at a total of $3.0 million. During the third quarter of fiscal year 2011, the Company substantially completed construction of an approximately 24,000 square foot expansion to its existing Edgewood Vista senior housing facility in Spearfish, South Dakota.  The cost to construct the addition was approximately $2.7 million, of which $2.3 million has been paid as of January 31, 2011.  During the third quarter of fiscal year 2011, the Company sold a small industrial property in Waconia, Minnesota, on November 1, 2010, and three multi-family residential properties in Colorado, the Pinecone and Miramont Apartments in Fort Collins, Colorado, and the Neighborhood Apartments in Colorado Springs, Colorado, on November 15, 2010, for a total sales price of $46.6 million.

Physical occupancy as of January 31, 2011 increased in all of our reportable segments except for commercial office and commercial industrial, on an all-property basis. On a stabilized basis, physical occupancy increased in two of our segments, multi-family residential and commercial retail, and our overall level of tenant concessions increased, compared to physical occupancy as of the year-earlier period, January 31, 2010.

We believe the decreased occupancy levels in our commercial office and commercial industrial segments reflect the economic conditions in our markets, as recovery from the national economic recession has been slow.  The recession, and illiquidity and uncertainty in the financial and capital markets during calendar years 2008, 2009, 2010 and continuing into 2011, negatively affected substantially all businesses, including ours.  Although signs of an economic recovery have emerged during the first three quarters of our current fiscal year, and multi-family residential market conditions have improved from the year earlier period, we continue to expect recovery from the recession to be slow during the balance of the current fiscal year. It is not possible for us to predict or quantify the timing and impact of such a recovery, or lack thereof, during the remainder of fiscal year 2011.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Current Report on Form 8-K for the fiscal year ended April 30, 2010, filed with the SEC on March 14, 2011, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended January 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

REVENUES

Revenues for the three months ended January 31, 2011 were $60.2 million compared to $57.3 million in the three months ended January 31, 2010, an increase of $2.9 million or 5.1%. Revenues for the nine months ended January 31, 2011 were $178.3 million compared to $172.1 million in the nine months ended January 31, 2010, an increase of $6.2 million or 3.6%. The increase in revenue for the three and nine months ended January 31, 2011 resulted primarily from properties acquired in Fiscal 2010.

	(in thousands)
	Increase in Total Revenue Three Months ended January 31, 2011	Increase in Total Revenue Nine Months ended January 31, 2011
Rent in Fiscal 2011 primarily from 10 properties acquired in Fiscal 2010 in excess of that received in Fiscal 2010 from the same 10 properties	$1,865	$7,728
Rent in Fiscal 2011 primarily from 7 properties acquired in Fiscal 2011	833	1,170
Increase (decrease) in rental income on stabilized properties; increase in third quarter due to an increase in tenant reimbursements in commercial segments net of increased vacancy	1,037	(841)
Increase in tenant concessions	(866)	(1,875)
Net increase in total revenue	$2,869	$6,182

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

The following tables show real estate revenues, real estate expenses and NOI by reportable operating segment for the three and nine months ended January 31, 2011 and 2010.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended January 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$16,884	$19,343	$16,993	$3,349	$3,634	$60,203
Real estate expenses
Utilities	1,851	1,837	812	117	158	4,775
Maintenance	2,857	3,189	1,347	308	657	8,358
Real estate taxes	1,676	3,571	1,375	626	532	7,780
Insurance	319	144	117	37	29	646
Property management	2,200	766	2,243	115	154	5,478
Total expenses	$8,903	$9,507	$5,894	$1,203	$1,530	$27,037
Net operating income	$7,981	$9,836	$11,099	$2,146	$2,104	$33,166

Stabilized net operating income	$7,936	$9,703	$9,918	$1,971	$2,030	$31,558
Non-stabilized net operating income	45	133	1,181	175	74	1,608
Total net operating income	$7,981	$9,836	$11,099	$2,146	$2,104	$33,166

	(in thousands)
Three Months Ended January 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$16,315	$20,303	$14,218	$3,186	$3,312	$57,334
Real estate expenses
Utilities	1,749	1,666	778	21	156	4,370
Maintenance	2,473	2,998	1,150	235	426	7,282
Real estate taxes	1,689	3,461	1,217	606	531	7,504
Insurance	413	266	112	75	44	910
Property management	2,281	834	1,226	113	165	4,619
Total expenses	$8,605	$9,225	$4,483	$1,050	$1,322	$24,685
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$9,370	$11,078	$9,735	$2,136	$1,990	$34,309

Stabilized net operating income	$9,370	$11,053	$9,527	$2,061	$1,989	$34,000
Non-stabilized net operating income	0	25	208	75	1	309
Total net operating income	$9,370	$11,078	$9,735	$2,136	$1,990	$34,309

	(in thousands)
Nine Months Ended January 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$49,596	$58,839	$49,547	$9,890	$10,411	$178,283
Real estate expenses
Utilities	4,586	5,630	2,404	211	353	13,184
Maintenance	8,139	8,572	3,461	587	1,242	22,001
Real estate taxes	4,894	10,453	4,279	1,907	1,535	23,068
Insurance	910	426	339	115	76	1,866
Property management	6,718	2,001	6,080	303	433	15,535
Total expenses	$25,247	$27,082	$16,563	$3,123	$3,639	$75,654
Net operating income	$24,349	$31,757	$32,984	$6,767	$6,772	$102,629

Stabilized net operating income	$24,197	$31,602	$30,056	$6,322	$6,698	$98,875
Non-stabilized net operating income	152	155	2,928	445	74	3,754
Total net operating income	$24,349	$31,757	$32,984	$6,767	$6,772	$102,629

	(in thousands)
Nine Months Ended January 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$49,210	$61,952	$41,157	$9,806	$9,976	$172,101
Real estate expenses
Utilities	4,383	5,476	2,025	141	363	12,388
Maintenance	7,330	8,369	3,214	608	943	20,464
Real estate taxes	5,027	10,547	3,644	1,925	1,616	22,759
Insurance	1,246	789	336	168	153	2,692
Property management	6,368	2,570	2,918	319	431	12,606
Total expenses	$24,354	$27,751	$12,137	$3,161	$3,506	$70,909
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$26,516	$34,201	$29,020	$6,645	$6,470	$102,852

Stabilized net operating income	$26,516	$34,185	$28,869	$6,506	$6,469	$102,545
Non-stabilized net operating income	0	16	151	139	1	307
Total net operating income	$26,516	$34,201	$29,020	$6,645	$6,470	$102,852

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in four of our five reportable segments in the three and nine month periods ended January 31, 2011 compared to the three and nine month period ended January 31, 2010, to $60.2 million and $178.3 million, respectively, compared to $57.3 million and $172.1 million, primarily due to acquisitions in the multi-family residential, commercial medical, commercial industrial and commercial retail segments. Our overall level of tenant concessions increased in the three and nine month periods ended January 31, 2011 compared to the year-earlier periods.

•
Physical Occupancy.  As of January 31, 2011, physical occupancy levels on an all property basis increased from the year earlier period in three of our reportable segments, decreasing in our commercial office and industrial segment. On a stabilized basis, physical occupancy increased in two of our segments, multi-family residential and commercial retail. We attribute the decrease primarily to difficult leasing conditions resulting from the current economic downturn, as discussed above in the Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Multi-family residential market conditions improved from the year earlier period. Physical occupancy rates on a stabilized property and all property basis for January 31, 2011, compared to the January 31, 2010, are shown below:

	Stabilized Properties		All Properties
	January 31,		January 31,
	2011	2010	2011	2010
Multi-Family Residential	91.2%	89.6%	91.1%	89.6%
Commercial Office	79.6%	84.3%	80.1%	83.7%
Commercial Medical	95.4%	95.8%	96.0%	95.2%
Commercial Industrial	81.1%	86.1%	81.7%	86.3%
Commercial Retail	82.4%	81.9%	82.5%	81.9%

•
Increased Concessions.  Our overall level of tenant concessions increased in the three and nine month periods ended January 31, 2011 compared to the year-earlier periods. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties. Rent concessions offered during the three and nine months ended January 31, 2011 will lower, over the lives of the respective leases, our operating revenues by approximately $1.5 million and $3.6 million, as compared to an approximately $668,000 and $1.8 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three and nine months ended January 31, 2010, as shown in the table below:

	(in thousands)
	Three Months Ended January 31,			Nine Months Ended January 31,
	2011	2010	Change	2011	2010	Change
Multi-Family Residential	$386	$254	$132	$1,185	$888	$297
Commercial Office	913	316	597	1,725	595	1,130
Commercial Medical	56	76	(20)	234	228	6
Commercial Industrial	57	10	47	308	31	277
Commercial Retail	122	12	110	191	25	166
Total	$1,534	$668	$866	$3,643	$1,767	$1,876

•
Increased Utility Expense. Utility expense totaled $4.8 million and $13.2 million for the three and nine months ended January 31, 2011, compared to $4.4 million and $12.4 million for the three and nine months ended January 31, 2010, an increase of 9.3% and 6.4%, respectively, over the year-earlier periods. Utility expenses at properties newly acquired in fiscal years 2011 and 2010 added $111,000 and $389,000 to the utility expense category for the three and nine months ended January 31, 2011. Utility expenses at existing properties increased by $294,000 and $407,000, respectively, resulting in an increase of $405,000 and $796,000 for the three and nine months ended January 31, 2011. The increase in utility costs at our stabilized properties is due primarily to increased electrical costs in our multi-family residential and commercial office segments.

•	Utility expenses by reportable segment for the three and nine months ended January 31, 2011 and 2010 are as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$1,851	$1,837	$812	$117	$158	$4,775
2010	$1,749	$1,666	$778	$21	$156	$4,370
Change	$102	$171	$34	$96	$2	$405
% change	5.8%	10.3%	4.4%	457.1%	1.3%	9.3%

Stabilized	$89	$170	$(57)	$96	$(4)	$294
Non-stabilized	$13	$1	$91	$0	$6	$111
Change	$102	$171	$34	$96	$2	$405

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$4,586	$5,630	$2,404	$211	$353	$13,184
2010	$4,383	$5,476	$2,025	$141	$363	$12,388
Change	$203	$154	$379	$70	$(10)	$796
% change	4.6%	2.8%	18.7%	49.6%	(2.8%)	6.4%

Stabilized	$167	$153	$32	$70	$(15)	$407
Non-stabilized	$36	$1	$347	$0	$5	$389
Change	$203	$154	$379	$70	$(10)	$796

•
Increased Maintenance Expense. Maintenance expenses totaled $8.4 million and $22.0 million for the three and nine months ended January 31, 2011 compared to $7.3 million and $20.5 million for the three and nine months ended January 31, 2010.  Maintenance expenses at properties newly acquired in fiscal year 2011 and 2010 added $74,000 and $232,000 to the maintenance expenses category for the three and nine months ended January 31, 2011. Maintenance expenses at existing (“stabilized”) properties increased by $1.0 million and $1.3 million, respectively, resulting in an increase in maintenance expenses of $1.1 million, or 14.8% for the three months ended January 31, 2011, and $1.5 million, or 7.5% for the nine months ended January 31, 2011 compared to the corresponding periods in fiscal year 2010.  The increase in maintenance costs at our stabilized properties is due primarily to an increase in general building maintenance costs in our multi-family residential segment, and all segments incurred increased snow removal costs.

•	Maintenance expenses by reportable segment for the three and nine months ended January 31, 2011 and 2010 are as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$2,857	$3,189	$1,347	$308	$657	$8,358
2010	$2,473	$2,998	$1,150	$235	$426	$7,282
Change	$384	$191	$197	$73	$231	$1,076
% change	15.5%	6.4%	17.1%	31.1%	54.2%	14.8%

Stabilized	$360	$164	$177	$70	$231	$1,002
Non-stabilized	$24	$27	$20	$3	$0	$74
Change	$384	$191	$197	$73	$231	$1,076

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$8,139	$8,572	$3,461	$587	$1,242	$22,001
2010	$7,330	$8,369	$3,214	$608	$943	$20,464
Change	$809	$203	$247	$(21)	$299	$1,537
% change	11.0%	2.4%	7.7%	(3.5%)	31.7%	7.5%

Stabilized	$742	$191	$98	$(25)	$299	$1,305
Non-stabilized	$67	$12	$149	$4	$0	$232
Change	$809	$203	$247	$(21)	$299	$1,537

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2011 and 2010 added $54,000 and $245,000, respectively, to real estate tax expense in the three and nine months ended January 31, 2011, compared to the three and nine months ended January 31, 2010. Real estate taxes on stabilized properties increased by $222,000 and $64,000, respectively, in the three and nine months ended January 31, 2011, resulting in an increase of $276,000 and $309,000 or 3.7% and 1.4% for the three and nine months ended January 31, 2011, compared to the three and nine months ended January 31, 2010. The increase in real estate taxes for our stabilized properties is a net effect of the commercial medical segment experiencing higher value assessments and increased tax levies offset by successful appeals in the four other segments.

•	Real estate tax expense by reportable segment for the three and nine months ended January 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$1,676	$3,571	$1,375	$626	$532	$7,780
2010	$1,689	$3,461	$1,217	$606	$531	$7,504
Change	$(13)	$110	$158	$20	$1	$276
% change	(0.8%)	3.2%	13.0%	3.3%	0.2%	3.7%

Stabilized	$(26)	$87	$151	$21	$(11)	$222
Non-stabilized	$13	$23	$7	$(1)	$12	$54
Change	$(13)	$110	$158	$20	$1	$276

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$4,894	$10,453	$4,279	$1,907	$1,535	$23,068
2010	$5,027	$10,547	$3,644	$1,925	$1,616	$22,759
Change	$(133)	$(94)	$635	$(18)	$(81)	$309
% change	(2.6%)	(0.9%)	17.4%	(0.9%)	(0.5%)	1.4%

Stabilized	$(176)	$(168)	$548	$(47)	$(93)	$64
Non-stabilized	$43	$74	$87	$29	$12	$245
Change	$(133)	$(94)	$635	$(18)	$(81)	$309

•
Decreased Insurance Expense. Insurance expense totaled $646,000 and $1.9 million for the three and nine months ended January 31, 2011 compared to $910,000 and $2.7 million for the three and nine months ended January 31, 2010. Insurance expenses at properties newly acquired in fiscal years 2011 and 2010 added $59,000 and $186,000 to the insurance expense category, while insurance expense at existing properties decreased by $323,000 and $1.0 million, respectively, resulting in a net decrease in insurance expenses of $264,000 and $826,000 in the three and nine months ended January 31, 2011, a 29.0% and 30.7% decrease over insurance expenses in the three and nine months ended January 31, 2010. The decrease in insurance expense at stabilized properties is due to reduced insurance rates because of better claims experience.

Insurance expense by reportable segment for the three and nine months ended January 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$319	$144	$117	$37	$29	$646
2010	$413	$266	$112	$75	$44	$910
Change	$(94)	$(122)	$5	$(38)	$(15)	$(264)
% change	(22.8%)	(45.9%)	4.5%	(50.7%)	(34.1%)	(29.0%)

Stabilized	$(97)	$(123)	$(50)	$(38)	$(15)	$(323)
Non-stabilized	$3	$1	$55	$0	$0	$59
Change	$(94)	$(122)	$5	$(38)	$(15)	$(264)

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$910	$426	$339	$115	$76	$1,866
2010	$1,246	$789	$336	$168	$153	$2,692
Change	$(336)	$(363)	$3	$(53)	$(77)	$(826)
% change	(27.0%)	(46.0%)	0.9%	(31.5%)	(50.3%)	(30.7%)

Stabilized	$(344)	$(367)	$(171)	$(53)	$(77)	$(1,012)
Non-stabilized	$8	$4	$174	$0	$0	$186
Change	$(336)	$(363)	$3	$(53)	$(77)	$(826)

•
Increased Property Management Expense. Property management expense totaled $5.5 million and $15.5 million for the three and nine months ended January 31, 2011 and compared to $4.6 million and $12.6 million for the three and nine months ended January 31, 2010. Property management expenses at properties newly acquired in fiscal years 2011 and 2010 added $1.1 million and $4.3 million to the property management expenses category in the three and nine months ended January 31, 2011, primarily from the five commercial medical properties located in Wyoming acquired in fiscal year 2010. Property management expenses at stabilized properties decreased by $217,000 and $1.3 million for the three and nine months ended January 31, 2011 compared to the three and nine months ended January 31, 2010, primarily as a result of reduced bad debt write-off in the commercial medical segment and reduced management fees in the commercial office segment, resulting in a net increase of $859,000 and $2.9 million or 18.6% and 23.2% in the three and nine months ended January 31, 2011 compared to the year-earlier periods.

•	Property management expense by reportable segment for the three and nine months ended January 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$2,200	$766	$2,243	$115	$154	$5,478
2010	$2,281	$834	$1,226	$113	$165	$4,619
Change	$(81)	$(68)	$1,017	$2	$(11)	$859
% change	(3.6%)	(8.2%)	83.0%	1.8%	(6.7%)	18.6%

Stabilized	$(99)	$(73)	$(31)	$(1)	$(13)	$(217)
Non-stabilized	$18	$5	$1,048	$3	$2	$1,076
Change	$(81)	$(68)	$1,017	$2	$(11)	$859

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$6,718	$2,001	$6,080	$303	$433	$15,535
2010	$6,368	$2,570	$2,918	$319	$431	$12,606
Change	$350	$(569)	$3,162	$(16)	$2	$2,929
% change	5.5%	(22.1%)	108.4%	(5.0%)	0.5%	23.2%

Stabilized	$289	$(581)	$(1,026)	$(22)	$(1)	$(1,341)
Non-stabilized	$61	$12	$4,188	$6	$3	$4,270
Change	$350	$(569)	$3,162	$(16)	$2	$2,929

FACTORS IMPACTING NET INCOME

Net income increased by approximately $14.2 million and $20.9 million for the three and nine months ended January 31, 2011, compared to the three and nine months ended January 31, 2010. The increase in net income is due primarily to a gain on sale of discontinued operations and to a lesser extent an increase in revenues from properties acquired in Fiscal 2011 and 2010 in the three and nine months ended January 31, 2011, compared to the three and nine months ended January 31, 2010, as well as other factors shown by the following analysis:

	Increase in Net Income
	(in thousands)
	Three Months ended January 31, 2011	Nine Months ended January 31, 2011

Net income for Fiscal 2010	$364	$3,133
Decrease in NOI	(1,143)	(223)
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(94)	(617)
Increase in administrative, advisory and trustee fees due to additional corporate staff and overhead and increased trustee fees	(60)	(762)
Decrease in other expenses	95	111
Decrease in impairment of real estate investment	0	708
Decrease in interest expense	646	911
Decrease in interest and other income	(143)	(92)
Increase in income from discontinued operations	14,923	20,872
Net income for Fiscal 2011	$14,588	$24,041

The following factors impacted net income in the three and nine months ended January 2011:

•
Gain from Discontinued Operations.  As noted above, net income increased in the three and nine months ended January 31, 2011 compared to the year-earlier periods primarily due to a gain on sale of discontinued operations.  During the second and third quarters of fiscal year 2011, the Company sold a small industrial property in Minnesota, three multi-family residential properties in Colorado, a small retail property in Wisconsin, a small residential property in North Dakota and a large multi-family property in Texas.  The gain on sale resulting from these dispositions increased net income in three and nine months ended January 31, 2011 by approximately $14.0 million and $19.4 million, respectively.

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $784,000, or 4.9%, to approximately $15.3 million during the third quarter of fiscal year 2011, compared to $16.1 million in the third quarter of fiscal year 2010. Mortgage interest expense decreased approximately $1.4 million or 2.9%, to approximately $46.4 million during the nine month period ended January 31, 2011, compared to $47.8 million during the nine month period ended January 31, 2010. The decrease in mortgage interest expense is due to refinancings in our stabilized properties portfolio. Our overall weighted average interest rate on all outstanding mortgage debt was 6.05% as of January 31, 2011 and 6.21% as of January 31, 2010.  Our mortgage debt on January 31, 2011 decreased approximately $58.7 million, or 5.5% from April 30, 2010.

•	Mortgage interest expense by reportable segment for the three and nine months ended January 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$4,171	$5,281	$4,130	$948	$791	$15,321
2010	$4,195	$5,737	$4,327	$1,008	$838	$16,105
Change	$(24)	$(456)	$(197)	$(60)	$(47)	$(784)
% change	(0.6%)	(7.9%)	(4.6%)	(6.0%)	(5.6%)	(4.9%)

Stabilized	$(70)	$(474)	$(269)	$(58)	$(47)	$(918)
Non-stabilized	$46	$18	$72	$(2)	$0	$134
Change	$(24)	$(456)	$(197)	$(60)	$(47)	$(784)

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$12,549	$16,253	$12,345	$2,857	$2,384	$46,388
2010	$12,364	$17,343	$12,517	$2,924	$2,615	$47,763
Change	$185	$(1,090)	$(172)	$(67)	$(231)	$(1,375)
% change	1.5%	(6.3%)	(1.4%)	(2.3%)	(8.8%)	(2.9%)

Stabilized	$46	$(1,108)	$(334)	$(132)	$(231)	$(1,759)
Non-stabilized	$139	$18	$162	$65	$0	$384
Change	$185	$(1,090)	$(172)	$(67)	$(231)	$(1,375)

In addition to IRET’s mortgage interest expense, the Company incurs interest expense for lines of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended January 31, 2011 and 2010 these amounts were $567,000 and $429,000, respectively, a total interest expense for the three months ended January 31, 2011 and 2010 of $15.9 million and $16.5 million, respectively, a decrease of $646,000. For the nine months ended January 31, 2011 and 2010 these amounts were $2.0 million and $1.5 million, respectively, for a total interest expense for the nine months ended January 31, 2011 and 2010 of $48.4 million and $49.3 million, respectively, a decrease of $911,000.

•
Increased Amortization Expense. The Company allocated a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease. Amortization expense related to in-place leases totaled $1.7 million and $5.5 million in the three and nine months ended January 31, 2011, respectively compared to $2.1 million and $6.6 million in the three and nine months ended January 31, 2010.

CREDIT RISK

The following table lists our top ten commercial tenants on January 31, 2011, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of January 31, 2011.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 10.7% of our total commercial segments’ minimum rents as of January 31, 2011.

Lessee	% of Total Commercial Segments’ Minimum Rents as of January 31, 2011
Affiliates of Edgewood Vista	10.7%
St. Lukes Hospital of Duluth, Inc.	3.4%
Fairview Health Services	2.6%
Applied Underwriters	2.2%
Affiliates of Siemens USA	2.1%
HealthEast Care System	1.6%
Microsoft (NASDAQ: MSFT)	1.4%
Smurfit - Stone Container (NASDAQ: SSCC)	1.4%
Nebraska Orthopedic Hospital	1.3%
Arcadis Corporate Services, Inc.	1.2%
All Others	72.1%
Total Monthly Commercial Rent as of January 31, 2011	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the third quarter of fiscal year 2011, the Company acquired three properties: on November 10, 2010, the Company acquired the approximately 108,503 square foot Edgewood Vista assisted living facility in Minot, North Dakota, for approximately $15.2 million, consisting of cash of approximately $9.6 million ($7.4 million of which was paid to the current tenant in the property to acquire the option to purchase the property) and the assumption of existing debt of approximately $5.6 million; on December 10, 2010, the Company acquired an approximately 47,709 square foot retail/office property in Minot, North Dakota, for a purchase price, paid in cash, of $8.3 million; and on December 16, 2010, the Company acquired an approximately 58,574 square foot office property in Omaha, Nebraska, for a purchase price of approximately $8.3 million, of which approximately $5.3 million was paid in cash, with the remainder paid in limited partnership units of the Company’s Operating Partnership valued at a total of $3.0 million. During the third quarter of fiscal year 2011, the Company substantially completed construction of an approximately 24,000 square foot expansion to its existing Edgewood Vista senior housing facility in Spearfish, South Dakota. The cost to construct the addition was approximately $2.7 million, of which $2.3 million has been paid as of January 31, 2011.

During the third quarter of fiscal year 2011, the Company sold a small industrial property in Waconia, Minnesota, on November 1, 2010, and three multi-family residential properties in Colorado, the Pinecone and Miramont Apartments in Fort Collins, Colorado and the Neighborhood Apartments in Colorado Springs, Colorado, on November 15, 2010, for a total sales price of $46.6 million.

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

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions and dispositions during the nine month periods ended January 31, 2011 and January 31, 2010.

FUNDS FROM OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

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

FFO applicable to common shares and Units for the three months ended January 31, 2011 decreased slightly to $14.6 million compared to $14.7 million for the comparable period ended January 31, 2010, a decrease of 0.2%. FFO applicable to common shares and Units for the nine months ended January 31, 2011 increased to $47.5 million compared to $45.7 million for the comparable period ended January 31, 2010, an increase of 3.8%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended January 31,	2011			2010
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$11,833			$452
Less dividends to preferred shareholders	(593)			(593)
Net income (loss) available to common shareholders	11,240	79,398	$0.14	(141)	73,607	$0.00
Adjustments:
Noncontrolling interest – Operating Partnership	2,793	19,957		(39)	20,909
Depreciation and amortization(1)	14,577			14,865
Gain on depreciable property sales	(13,961)			0
Funds from operations applicable to common shares and Units	$14,649	99,355	$0.14	14,685	94,516	$0.16

	(in thousands, except per share amounts)
Nine Months Ended January 31,	2011			2010
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$19,638			$2,754
Less dividends to preferred shareholders	(1,779)			(1,779)
Net income available to common shareholders	17,859	78,140	$0.23	975	67,375	$0.02
Adjustments:
Noncontrolling interest – Operating Partnership	4,485	20,171		381	20,909
Depreciation and amortization(4)	44,525			44,390
Gain on depreciable property sales	(19,365)			0
Funds from operations applicable to common shares and Units	$47,504	98,311	$0.48	$45,746	88,284	$0.52

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $14,591 and $14,497, and depreciation/amortization from Discontinued Operations of $41 and $581, less corporate-related depreciation and amortization on office equipment and other assets of $55 and $213, for the three months ended January 31, 2011 and 2010, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $43,581 and $42,964, and depreciation/amortization from Discontinued Operations of $1,146 and $1,738, less corporate-related depreciation and amortization on office equipment and other assets of $202 and $312, for the nine months ended January 31, 2011 and 2010, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2011 and 2010:

Month	Fiscal Year 2011	Fiscal Year 2010
July	$.1715	$.1705
October	$.1715	$.1710
January	$.1715	$.1715

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

SOURCES AND USES OF CASH

Ongoing stresses in the United States economy continue to result in uncertainty regarding the terms on which financing for the commercial real estate sector will be available going forward. In IRET’s recent experience, credit tightening has eased somewhat, but we remain cautious regarding the future prospects for the availability of financing to the commercial real estate sector. While to date there has been no material negative impact on our ability to borrow in our multi-family segment, the events involving both the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae), resulting in the U.S. government’s decision to place them into indefinite conservatorship, and recent proposals from the Obama administration to begin reducing the government’s support of the national mortgage market, do present an environment of heightened risk for us. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability to lend going forward will most likely result in higher loan costs for us; accordingly, we continue to closely monitor announcements regarding both firms. As of January 31, 2011, approximately 22.3%, or $11.3 million of our mortgage debt maturing in the remainder of fiscal year 2011 and the first quarter of fiscal year 2012 is debt placed on multi-family residential assets, and approximately 77.7%, or $39.4 million, is debt placed on properties in our four commercial segments. Of this $50.7 million, we have to date loan applications or commitments to refinance approximately $37.4 million. As of January 31, 2011, approximately 25.9%, or $21.0 million of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 74.1%, or $60.1 million, is debt placed on properties in our four commercial segments.

As of January 31, 2011, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit had, as of January 31, 2011, lending commitments of $50.0 million, with the capacity to grow to $60.0 million. Participants in the line of credit include several banks whose previous separate credit lines to the Company were terminated during the second quarter of fiscal year 2011 following their consolidation into the First International Bank-led facility. Participants in this secured credit facility as of January 31, 2011 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota: American State Bank & Trust Company and Town & Country Credit Union. As of January 31, 2011, the Company had advanced $10.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2011, the Company was in compliance with the facility covenants.

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.0 million, and Peoples State Bank of Velva, North Dakota, deposit of $150,000.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the three and nine months ended January 31, 2011, approximately 357,000 Units, valued at issuance at $3.3 million, were issued in connection with the Company’s acquisition of one property and the noncontrolling interests in a joint venture. In the three months ended January 31, 2010, there were no Units issued in connection with property acquisitions.  In the nine months ended January 31, 2010, approximately 292,000 Units, valued at issuance at $2.9 million, were issued in connection with the Company’s acquisition of two properties.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 5%) from the market price. During the third quarter of fiscal year 2011, the Company issued approximately 446,000 common shares under its DRIP, with a total value of

$3.9 million. During the nine months ended January 31, 2011, the Company issued approximately 1.2 million common shares under its DRIP, with a total value of $10.1 million.

Cash and cash equivalents on January 31, 2011 totaled $30.9 million, compared to $47.8 million on January 31, 2010, a decrease of $16.9 million. Net cash provided by operating activities for the nine months ended January 31, 2011 decreased by approximately $4.5 million, primarily due to increases in accounts receivable and deferred charges and leasing costs and a decrease in accounts payable, accrued expenses, and other liabilities compared to the nine months ended January 31, 2010.  Net cash provided by investing activities was $17.0 million for the nine months ended January 31, 2011 as compared to net cash used of $109.5 million for the nine months ended January 31, 2010,  an increase of approximately $126.5 million, primarily due to an increase in proceeds from the sale of real estate, a decrease in payments for acquisitions and improvements of real estate, and a decrease in restricted cash. Net cash used by financing activities was $79.3 million for the nine months ended January 31, 2011, as compared to proceeds from financing activities of $81.1 million in the prior year. The decrease in funds provided from financing activity was primarily due to the Company paying down mortgages payable with proceeds from sales of real estate in the nine months ended January 31, 2011 and a decrease in proceeds from the sale of common shares compared to the nine months ended January 31, 2010.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased by $58.7 million as of January 31, 2011, compared to April 30, 2010, due to principal payments and loans that were paid off. As of January 31, 2011, approximately 99.8%, of the Company’s $998.9 million of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of January 31, 2011, the weighted average rate of interest on the Company’s mortgage debt was 6.05%, compared to 6.17% on April 30, 2010.

Property Owned. Property owned was $1.8 billion at January 31, 2011 and April 30, 2010. During the nine months ended January 31, 2011, the Company acquired five additional investment properties, placed one development property and one expansion project in service and disposed of six investment properties and a patio home property, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2011 were $30.9 million, compared to $54.8 million on April 30, 2010.

Marketable Securities. The Company’s investment in marketable securities classified as available-for-sale was approximately $325,000 and $420,000 on January 31, 2011 and on April 30, 2010, respectively. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding units in the Operating Partnership decreased to 20.0 million Units at January 31, 2011 compared to 20.5 million Units outstanding at April 30, 2010. The decrease resulted primarily from the conversion of Units to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2011 totaled 79.8 million, compared to 75.8 million outstanding on April 30, 2010. During the first quarter of fiscal year 2011, the Company sold 1.8 million common shares under its continuous offering program with Robert W. Baird & Co., Incorporated (“Baird”) as sales agent, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts. The Company sold no shares under this program during the second and third quarters of fiscal year 2011. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 1.2 million common shares issued during the nine months ended January 31, 2011, for a total value of $10.1 million. Conversions of approximately 831,000 UPREIT Units to common shares, for a total of approximately $6.0 million in IRET shareholders’ equity also increased the Company’s common shares of beneficial interest outstanding during the nine months ended January 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 99.8% and 97.3% of our debt, as of January 31, 2011 and April 30, 2010, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the third quarter of fiscal year 2011 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2011, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	Future Principal Payments (in thousands)
Mortgages	Remaining Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total	Fair Value
Fixed Rate	$14,983	$108,692	$48,866	$59,837	$83,217	$681,737	$997,332	$1,003,284
Average Fixed Interest Rate	5.80%	5.68%	5.87%	5.83%	5.73%
Variable Rate	$70	$281	$180	$667	$72	$327	$1,597	$1,597
Average Variable Interest Rate	4.79%	4.42%	4.61%	3.04%	5.59%
							$998,929	$1,004,881

	Future Interest Payments (in thousands)
Mortgages	Remaining Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
Fixed Rate	$14,893	$55,769	$51,314	$48,072	$43,861	$130,078	$343,987
Variable Rate	18	68	58	32	22	41	239
							$344,226

The weighted average interest rate on our fixed rate and variable rate debt as of January 31, 2011, was 6.05%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $1.6 million of variable rate indebtedness would increase our annual interest expense by $16,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved.

Item 5. Other Information.

During the third quarter of fiscal year 2011, the Compensation Committee of the Board of Trustees of the Company approved an increase of 2.0%, effective as of December 27, 2010, in the annual base salaries of certain of the Company’s executive officers.  A table setting forth the annual base salary levels of the Company’s executive officers for calendar years 2011 and 2010 is filed as Exhibit 10 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
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

Date: March 14, 2011

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