Form 10-K
period 2011-04-30
INVESTORS REAL ESTATE TRUST
filed 2011-07-14
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

2011 Annual Report

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

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of October 29, 2010 was $679,638,043 based on the last reported sale price on the NASDAQ Global Select Market on October 29, 2010. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.

The number of common shares of beneficial interest outstanding as of June 30, 2011, was 80,771,119.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on September 20, 2011 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2009 Annual Report

INVESTORS REAL ESTATE TRUST

Index
2011 Annual Report 3

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

Index
2011 Annual Report 4

PART I

Item 1. Business

Overview

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised equity Real Estate Investment Trust (“REIT”) organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations through our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the twelve months ended April 30, 2011, our real estate investments in these two states accounted for 68.6% of our total gross revenue. Our principal executive office is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota, and additional property management offices in locations in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota and South Dakota.

We seek to diversify our investments among multi-family residential, commercial office, commercial medical, commercial industrial and commercial retail properties. As of April 30, 2011, our real estate portfolio consisted of:

•	78 multi-family residential properties, containing 8,661 apartment units and having a total real estate investment amount net of accumulated depreciation of $367.1 million;

•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $490.8 million;

•
56 commercial medical properties (including senior housing) containing approximately 2.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $382.5 million;

•
19 commercial industrial properties containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.9 million; and

•	33 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $101.5 million.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2011, no individual tenant accounted for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 10.8% of our total commercial segments’ minimum rents.

Structure

We were organized as a REIT under the laws of North Dakota on July 31, 1970.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted our daily business operations primarily through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2011, IRET, Inc. owned an 80.1% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

Index
2011 Annual Report 5

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

Our investment strategy is to invest in multi-family residential properties, and in commercial office, commercial medical, commercial industrial and commercial retail properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming.

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

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders.  As of April 30, 2011 and 2010, we had no junior mortgages

Index
2011 Annual Report 6

outstanding.  We had one contract for deed outstanding as of April 30, 2011 and 2010, with a balance due to us, net of reserves, of approximately $156,000 and $158,000, respectively.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Policies With Respect to Certain of Our Activities

Our current policies as they pertain to certain of our activities are described as follows:

Distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our general policy has been to make cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. Distributions to our common shareholders and unitholders in fiscal years 2011 and 2010 totaled approximately 108.9% and 99.2%, respectively, on a per share and unit basis of our funds from operations.  Subsequent to the end of fiscal year 2011, our Board of Trustees approved a plan to reduce the Company’s quarterly distribution to $0.1300 from $0.1715 per common share and limited partnership unit, effective with the next quarterly distribution planned for October 3, 2011.  The Board currently intends to maintain this level of cash distribution for at least the next four quarters.  All future distributions remain subject to the discretion of the Company’s Board of Trustees.

Issuing senior securities. On April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with generally accepted accounting principles (“GAAP”), “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2011, our ratio of total indebtedness to total real estate assets was 70.8% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 117.9%.

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

Index
2011 Annual Report 7

	(in thousands)
	2011	2010	2009
Limited partnership units issued	555	390	362
Value at issuance	$4,996	$3,897	$3,730

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

During fiscal year 2011, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders.

To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Our mortgage loans receivables (including contracts for deed), net of reserves, totaled approximately $156,000 as of April 30, 2011, and $158,000 as of April 30, 2010.

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

Our Executive Officers

Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2011.

Name	Age	Title
Timothy P. Mihalick	52	President and Chief Executive Officer
Thomas A. Wentz, Jr.	45	Senior Vice President and Chief Operating Officer
Diane K. Bryantt	47	Senior Vice President and Chief Financial Officer
Michael A. Bosh	40	Senior Vice President and General Counsel
Charles A. Greenberg	52	Senior Vice President, Commercial Asset Management
Ted E. Holmes	40	Senior Vice President, Finance
Andrew Martin	38	Senior Vice President, Residential Property Management
Thomas A. Wentz, Sr.	75	Senior Vice President and Chief Investment Officer

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

Index
2011 Annual Report 8

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

Charles A. Greenberg joined IRET in August 2005 as Director of Commercial Asset Management, and was named Senior Vice President, Commercial Asset Management in November 2008. He is a graduate of the University of Wisconsin-Madison and has over 26 years of experience in both asset and property management of institutional-grade real estate investments. From 1989 to 2005, Mr. Greenberg was General Manager at Northco Corporation, a Minneapolis-based real estate investment firm.

Ted E. Holmes joined us in 2009 as Vice President of Finance, and was promoted to Senior Vice President of Finance in December 2010.  Mr. Holmes has over 15 years of experience in the finance industry, including the placement of debt and equity as a commercial and multi-family mortgage banker. From 1994 to 2002 Mr. Holmes was an Analyst and Assistant Vice President with Towle Financial Services/Midwest, a privately held mortgage banking company in Minneapolis, and he served as Director with Wells Fargo Bank, NA from 2003 to 2009. He holds a Bachelor of Arts degree in Economics from St. Cloud State University and is a licensed Minnesota Broker.

Andrew Martin joined IRET in October 2010 to lead the Company’s Residential Property Management division. In May 2011 Mr. Martin was promoted to Senior Vice President of Residential Property Management.   He has over 17 years of experience in the commercial and multi-family property management industry.  Prior to his employment with IRET, Mr. Martin was a partner with INH Companies, a property management firm based in St. Cloud, Minnesota, and also worked in Minneapolis, Minnesota for United Properties as a regional property manager.  Mr. Martin holds a bachelors degree in Real Estate and a Master’s degree in Business Administration from St. Cloud State University, and has earned the designation of Certified Property Manager  from the Institute of Real Estate Management.

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

Employees

As of April 30, 2011, we had 383 employees, of whom 305 were full-time and 78 part-time employees. Of these 383 employees, 57 are corporate staff in our Minot, North Dakota and Minneapolis, Minnesota offices, and 326 are property management employees based at our properties or in local property management offices.

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

Index
2011 Annual Report 9

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

Index
2011 Annual Report 10

Website and Available Information

Our internet address is www.iret.com. We make available, free of charge, through the “SEC filings” tab under the Investors/Financial Reporting section of our website, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Current copies of our Code of Conduct, Code of Ethics for Senior Financial Officers, and Charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Trustees are also available on our website under the heading “Corporate Governance” in the Investors/Corporate Overview section of our website. Copies of these documents are also available to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our internet website does not constitute part of this Annual Report on Form 10-K.

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

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.  Market and economic conditions have been challenging for several years, with tighter credit conditions developing at the end of 2008 and continuing in 2009 and 2010, and a sluggish economic recovery and persistent high unemployment continuing into 2011.  Continued concerns about the availability and cost of credit, the U.S. mortgage market, inflation and deflation, unemployment levels, geopolitical issues and declining real estate markets have contributed to increased market instability and diminished expectations for the U.S. economy. The commercial real estate sector in particular has been negatively affected by these market and economic conditions. These conditions may result in our tenants delaying lease commencements, requesting rent reductions, declining to extend or renew leases upon expiration and/or renewing at lower rates. These conditions also have forced some weaker tenants, in some cases, to declare bankruptcy and/or

Index
2011 Annual Report 11

vacate leased premises. We may be unable to re-lease vacated space at attractive rents or at all.  We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist.  The continuation and/or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay distributions and repay debt.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.  We depend on the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) for financing for the majority of our multi-family residential properties.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States.  In recent years, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and credit market disruptions, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these GSEs and the financial markets generally.  In September 2008 Fannie Mae and Freddie Mac were placed in federal conservatorship.  The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. In February 2011, the U.S. Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report entitled “Reforming America’s Housing Finance Market.”  The report outlines recommendations for reforming the U.S. housing system, including the financing of multi-family residential properties, and discusses specifically the roles of Fannie Mae and Freddie Mac in that system.  It is unclear how future legislation may impact Fannie Mae and Freddie Mac’s involvement in multi-family residential financing.  The scope and nature of the actions that the U.S. Government will ultimately undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. It is possible that each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the multi-family residential mortgage market.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the credit available for financing multi-family residential properties.  The loss or reduction of this important source of credit would be likely to result in higher loan costs for us, and could result in inability to borrow or refinance maturing debt, all of which could materially adversely affect our business, operations and financial condition.

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

Index
2011 Annual Report 12

other persons against the former owners of the properties; liabilities incurred in the ordinary course of business; and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2011, we received approximately 68.6% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.  We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2011, approximately 1.7 million square feet, or 13.9% of our total commercial property square footage, was vacant. Approximately 623 of our 8,661 apartment units, or 7.2%, were vacant. As of April 30, 2011, leases covering approximately 16.3% of our total commercial segments net rentable square footage will expire in fiscal year 2012, 7.1% in fiscal year 2013, 11.1% in fiscal year 2014, 6.9% in fiscal year 2015, and 11.1% in fiscal year 2016.

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

Index
2011 Annual Report 13

tax-free exchanges. To accomplish this we must identify attractive re-investment opportunities. These considerations impact our decisions on whether or not to dispose of certain of our assets.

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels. Many factors affect the value of our equity securities and our ability to make or maintain at current levels distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which in recent years have negatively affected substantially all businesses, including ours. Demand for office, industrial, and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting, and real estate transactions and development opportunities have diminished. The availability of credit has been and may continue to be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans has led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market conditions continue or recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities.  Declining rental revenues from our properties due to persistent negative economic conditions may have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.  In fiscal year 2011, distributions to our common shareholders and unitholders of the Operating Partnership in cash and common shares pursuant to our Distribution Reinvestment and Share Purchase Plan (DRIP) totaled approximately 115.1% of our net cash provided by operating activities.  Subsequent to the end of fiscal year 2011, our Board of Trustees approved a plan to reduce the Company’s quarterly distribution to $0.1300 from $0.1715 per common share and limited partnership unit, effective with the next quarterly distribution planned for October 3, 2011.  The Board currently intends to maintain this level of cash distribution for at least the next four quarters.  All future distributions remain subject to the discretion of the Company’s Board of Trustees.

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

We may not be able to maintain similar rates of growth in the future, or manage our growth effectively. Additionally, an inability to make accretive property acquisitions may adversely affect our ability to increase our net income. The acquisition of additional real estate properties is critical to our ability to increase our net income.  If we are unable to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment or unavailability of capital, our ability to increase our net income may be materially and adversely affected. Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to make distributions to the holders of our shares of beneficial interest.

The rapid growth in number of employees and financial and managerial resources required to implement our internal property management initiative could have a material adverse effect on our financial condition and results of operations. We have transferred the management of the majority of our commercial and multi-family residential properties from third-party property management companies to our own employees.  To accomplish this transfer, we have needed and will continue to need to hire and retain skilled employees at all levels of our property management operations.  Even if we are successful in finding and hiring the appropriate personnel, there will be a significant strain placed on our managerial, operational, training, reporting and financial resources.  The inability to hire needed employees on a timely basis, and/or the inability to retain those that we do hire, and the inability to put in place and maintain the necessary legal, accounting, human resource management, employee training and other relationships, resources and tools to manage this rapid growth efficiently, could have a material adverse effect on our financial condition and results of operations.

Index
2011 Annual Report 14

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

High leverage on our overall portfolio may result in losses. As of April 30, 2011, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 117.9%. As of April 30, 2010 and 2009, our percentage of total indebtedness to total Net Assets was approximately 122.9% and 141.8%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $1.6 billion. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our board of trustees and disclosed to the holders of our securities in the next quarterly report, along with justification for any excess.

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

These risks increase when credit markets are tight; in general, when the credit markets are constrained, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions, and the terms of such financing or refinancing are likely to be less favorable to us than the terms of our current indebtedness.

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

As of April 30, 2011, approximately 5.9% of our mortgage debt is due for repayment in fiscal year 2012.  As of April 30, 2011, we had approximately $58.7 million of principal payments and approximately $57.6 million of interest payments due in fiscal year 2012 on fixed and variable-rate mortgages secured by our real estate.

Index
2011 Annual Report 15

Additionally, as of April 30, 2011, we had $30.0 million outstanding under our $50.0 million multi-bank line of credit, which has a maturity date of August 11, 2013.

The cost of our indebtedness may increase. Portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis.  Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.  In addition, we have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2011, $1.5 million, or approximately 0.2%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements. Additionally, our $50.0 million multi-bank line of credit bears interest at a rate of 1.0% over the Wall Street Journal Prime Rate, with floor of 5.65% and a cap of 8.65%. If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.

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

We have significant investments in commercial medical properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty medical properties (including senior housing) and may acquire more in the future. As of April 30, 2011, our real estate portfolio consisted of 56 commercial medical properties, with a total real estate investment amount, net of accumulated depreciation, of $382.5 million, or approximately 26.5% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio.  The healthcare industry is currently experiencing changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our commercial medical property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants.  These factors may adversely affect the economic performance of some or all of our commercial medical services tenants and, in turn,

Index
2011 Annual Report 16

our lease revenues.  Additional federal Medicaid funding for the states, provided under the American Reinvestment and Recovery Act of 2009, and under a six-month extension of the additional funding as mandated by H.R. 1586, signed into law by the President in August 2010, ended June 30, 2011.  Under both the Act and H.R. 1586, states meeting certain eligibility requirements temporarily received additional money in the form of an increase in the federal medical assistance percentage. We cannot predict whether the states will have sufficient funds for their Medicaid programs, following the termination of this additional assistance and as a result of ongoing Medicaid reform efforts.  In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

New federal health care reform laws may adversely affect the operators and tenants of our commercial medical (including senior housing) properties.  In March 2010, the President signed into law The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (the “Reconciliation Act”), which amends the PPACA (collectively, the “Health Reform Acts”).  The Health Reform Acts contain various provisions that may affect us directly as an employer, and that may affect the operators and tenants of commercial medical (including senior housing) properties.  While some of the provisions of these laws may have a positive impact on operators’ or tenants’ revenues, by increasing coverage of uninsured individuals, other provisions may have a negative effect on operator or tenant reimbursements, for example by changing the “market basket” adjustments for certain types of health care facilities.  The Health Reform Acts also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants in the event of one or more violations of complex federal health care laws.  Additionally, provisions in the Health Reform Acts may affect the health coverage that we and our operators and tenants provide to our respective employees.  We currently cannot predict the impact that this far-reaching, landmark legislation will have on our business and the businesses and operations of our tenants.  Any loss of revenues and/or additional expenditures incurred by us or by operators and tenants of our properties as a result of the Health Reform Acts could adversely affect our cash flow and results of operations and have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.

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

Index
2011 Annual Report 17

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

Index
2011 Annual Report 18

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

Index
2011 Annual Report 19

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

The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements.  We currently lease our Wyoming assisted living portfolio to a TRS, and we may in future lease other qualified health care properties we acquire from operators to a TRS (or a limited liability company of which the TRS is a member), which lessee will contract with such operators (or a related party) to operate the health care operations at these properties. The rents from this TRS lessee structure will be treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a TRS and (2) the operator qualifies as an eligible independent contractor. If any of these conditions are not satisfied, then the rents will not be qualifying rents, which could have a material adverse affect on us and our qualification as a REIT.

Index
2011 Annual Report 20

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

Our distributions are not eligible for the lower tax rate on dividends except in limited situations. The tax rate applicable to qualifying corporate dividends received by shareholders taxed at individual rates has been reduced to a maximum rate of 15%.  This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself had been taxed. As a result, distributions (other than capital gain distributions) paid by us to shareholders taxed at individual rates will generally be subject to the tax rates that are otherwise applicable to ordinary income which, currently, are as high as 35%.  Although the earnings of a REIT that are distributed to its shareholders are still generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, this law change

Index
2011 Annual Report 21

may make an investment in our securities comparatively less attractive relative to an investment in the shares of other entities which pay dividends but are not formed as REITs.

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

Higher market interest rates may adversely affect the market price of our securities, and low trading volume on the NASDAQ Global Select Market may prevent the timely resale of our securities. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the NASDAQ Global Select Market, the daily trading volume of our shares may be lower than the trading volume for other companies.  The average daily trading volume for the period of May 1, 2010, through April 30, 2011, was 316,637 shares and the average monthly trading volume for the period of May 1, 2010 through April 30, 2011 was 6,649,368 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

IRET is organized as a REIT under Section 856-858 of the Code, and is in the business of owning, leasing, developing and acquiring real estate properties. These real estate investments are managed by our own employees and by third-party professional real estate management companies on our behalf.

Total Real Estate Rental Revenue

As of April 30, 2011, our real estate portfolio consisted of 78 multi-family residential properties and 176 commercial properties, consisting of commercial office, commercial medical, commercial industrial and commercial retail properties, comprising 25.5%, 34.1%, 26.5%, 6.9%, and 7.0%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2011. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

Index
2011 Annual Report 22

Fiscal Year Ended April 30, (in thousands)	Multi- Family Residential Gross Revenue	%	Commercial Office Gross Revenue	%	Commercial Medical Gross Revenue	%	Commercial Industrial Gross Revenue	%	Commercial Retail Gross Revenue	%	All Segments Gross Revenue
2011	$66,838	28.2%	$77,747	32.8%	$66,048	27.8%	$13,165	5.5%	$13,609	5.7%	$237,407
2010	$65,478	28.3%	$82,079	35.4%	$57,439	24.8%	$13,095	5.7%	$13,420	5.8%	$231,511
2009	$65,632	28.7%	$83,446	36.5%	$52,547	23.0%	$12,488	5.5%	$14,403	6.3%	$228,516

Average Effective Annual Rent

The table below sets out the average effective annual rent per square foot or unit for each  of the last five fiscal years in each of our five segments:

	Average Effective Annual Rent per square foot or unit
As of April 30	Multi-family Residential(1)	Commercial Office(2)	Commercial Medical(2)	Commercial Industrial(2)	Commercial Retail(2)
2011	$688	$13	$19	$4	$8
2010	$680	$13	$18	$4	$9
2009	$673	$13	$18	$4	$8
2008	$654	$13	$18	$3	$9
2007	$633	$14	$16	$4	$10

(1)	Monthly rent per unit, calculated as annualized rental revenue divided by the occupied units as of April 30.
(2)	Monthly rental rate per square foot calculated as annualized contractual base rental income, net of free rent, divided by the leased square feet as of April 30.

Physical Occupancy Rates

Physical occupancy levels on a stabilized property and all-property basis are shown below for each property type in each of the three most recent fiscal years ended April 30. Stabilized properties are those properties owned for the entirety of both periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy.  In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases. Leases on commercial properties generally vary from month-to-month to 20 years.

Segments	Stabilized Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2011	2010	2009	2011	2010	2009
Multi - Family Residential	92.8%	89.7%	93.6%	92.8%	89.7%	93.4%
Commercial Office	79.2%	83.9%	87.4%	79.7%	83.4%	87.5%
Commercial Medical	95.3%	95.7%	95.6%	96.0%	95.1%	95.0%
Commercial Industrial	89.8%	90.6%	96.9%	90.1%	90.7%	97.0%
Commercial Retail	82.6%	82.8%	84.7%	81.6%	82.8%	84.7%

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

Management and Leasing of Our Real Estate Assets

We conduct our corporate operations from offices in Minot, North Dakota and Minneapolis, Minnesota.  We also have property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, and South Dakota. The day-to-day management of our properties is carried out by our own employees and in certain cases by third-party property management companies. In markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when for other reasons particular properties are in our judgment not attractive candidates for self-management, we

Index
2011 Annual Report 23

utilize third-party professional management companies for day-to-day management.  However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and implemented by the third-party management companies.  The management and leasing of our multi-family residential properties previously was generally handled by locally-based, third-party management companies, but during fiscal year 2010 we began implementing our previously-announced plan to transfer the management of the majority of our commercial and  multi-family residential properties to our own employees. As of April 30, 2011, we have under internal management 155 commercial properties and 74 multi-family residential properties.  Our remaining 21 commercial and 4 multi-family residential properties are managed by third parties.  We plan to continue evaluating our portfolio to identify other commercial properties and multi-family properties that may be candidates for management by our own employees. Generally, our management contracts provide for compensation ranging from 2.5% to 6.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less or upon the property manager’s failure to meet certain specified financial performance goals. With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, brokers may receive a commission that is generally calculated as a percentage of the net rent to be paid over the term of the lease. We believe that the broker commissions paid by us conform to market and industry standards, and accordingly are commercially reasonable.

Summary of Real Estate Investment Portfolio

As of April 30, (in thousands)	2011	%	2010	%	2009	%
Real estate investments
Property owned	$1,770,798		$1,800,519		$1,729,585
Less accumulated depreciation	(328,952)		(308,626)		(262,871)
	$1,441,846	98.9%	$1,491,893	99.4%	$1,466,714	99.6%
Development in progress	9,693	0.7%	2,831	0.2%	0	0.0%
Unimproved land	6,550	0.4%	6,007	0.4%	5,701	0.4%
Mortgage loans receivable	156	0.0%	158	0.0%	160	0.0%
Total real estate investments	$1,458,245	100.0%	$1,500,889	100.0%	$1,472,575	100.0%

Summary of Individual Properties Owned as of April 30, 2011

The following table presents information regarding our 254 properties owned as of April 30, 2011. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in the Annual Report on Form 10-K.

* = Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2011

MULTI-FAMILY RESIDENTIAL
11th Street 3 Plex - Minot, ND	3	$69	100.0%
4th Street 4 Plex - Minot, ND	4	90	100.0%
Apartments on Main - Minot, ND	10	1,299	90.0%
Arbors - S Sioux City, NE	192	7,916	75.5%
Boulder Court - Eagan, MN	115	8,954	93.9%
Brookfield Village - Topeka, KS	160	8,274	98.8%
Brooklyn Heights - Minot, ND	72	2,283	98.6%
Campus Center - St. Cloud, MN	92	2,754	96.7%
Campus Heights - St. Cloud, MN	49	770	53.1%
Campus Knoll - St. Cloud, MN	71	1,836	91.5%
Campus Plaza - St. Cloud, MN	24	391	100.0%
Campus Side - St. Cloud, MN	48	784	83.3%
Campus View - St. Cloud, MN	48	770	91.7%

Index 2011 Annual Report 24
Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2011

MULTI-FAMILY RESIDENTIAL - continued
Candlelight - Fargo, ND	66	$1,886	84.8%
Canyon Lake - Rapid City, SD	109	4,838	98.2%
Castlerock - Billings, MT	166	7,086	94.6%
Chateau - Minot, ND	64	3,643	98.4%
Cimarron Hills - Omaha, NE	234	14,026	78.2%
Colonial Villa - Burnsville, MN	240	16,715	80.0%
Colton Heights - Minot, ND	18	1,074	94.4%
Cornerstone - St. Cloud, MN	24	396	100.0%
Cottonwood - Bismarck, ND	268	20,952	96.6%
Country Meadows - Billings, MT	133	9,263	96.2%
Crestview - Bismarck, ND	152	5,417	99.3%
Crown - Rochester, MN	48	3,590	97.9%
Crown Colony - Topeka, KS	220	12,298	94.1%
East Park - Sioux Falls, SD	84	3,125	90.5%
Evergreen - Isanti, MN	36	3,158	100.0%
Fairmont - Minot, ND	12	374	100.0%
Forest Park - Grand Forks, ND	269	12,036	96.7%
Greenfield - Omaha, NE	96	5,101	99.0%
Heritage Manor - Rochester, MN	182	9,270	90.1%
Indian Hills - Sioux City, IA	120	5,901	92.5%
Kirkwood Manor - Bismarck, ND	108	4,428	88.9%
Lancaster - St. Cloud, MN	83	3,961	89.2%
Landmark - Grand Forks, ND	90	2,527	97.8%
Legacy - Grand Forks, ND	358	28,257	98.0%
Mariposa - Topeka, KS	54	5,819	96.3%
Monticello Village - Monticello, MN	60	4,601	93.3%
North Pointe - Bismarck, ND	73	4,486	95.9%
Northern Valley - Rochester, MN	16	732	81.3%
Oakmont Estates - Sioux Falls, SD	80	5,594	98.8%
Oakwood Estates - Sioux Falls, SD	160	7,027	75.6%
Olympic Village - Billings, MT	274	13,400	98.2%
Olympik Village - Rochester, MN	140	8,274	95.0%
Oxbow Park - Sioux Falls, SD	120	5,833	98.3%
Park Meadows - Waite Park, MN	360	14,422	90.6%
Pebble Springs - Bismarck, ND	16	847	93.8%
Pinehurst - Billings, MT	21	872	100.0%
Pines - Minot, ND	16	342	100.0%
Plaza - Minot, ND	71	15,607	100.0%
Pointe West - Rapid City, SD	90	4,917	100.0%
Prairie Winds - Sioux Falls, SD	48	2,351	95.8%
Prairiewood Meadows - Fargo, ND	85	3,735	95.3%
Quarry Ridge - Rochester, MN	156	15,044	96.2%
Ridge Oaks - Sioux City, IA	132	6,186	97.7%
Rimrock West - Billings, MT	78	5,122	97.4%
Rocky Meadows - Billings, MT	98	7,187	87.8%
Rum River - Isanti, MN	72	5,706	98.6%
Sherwood - Topeka, KS	300	18,164	96.3%
Sierra Vista - Sioux Falls, SD	44	2,344	88.6%
South Pointe - Minot, ND	196	12,029	99.5%
Southview - Minot, ND	24	920	91.7%

Index
2011 Annual Report 25

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2011

MULTI-FAMILY RESIDENTIAL - continued
Southwind - Grand Forks, ND	164	$7,516	91.5%
Summit Park - Minot, ND	95	2,883	98.9%
Sunset Trail - Rochester, MN	146	15,195	92.5%
Sycamore Village - Sioux Falls, SD	48	1,842	79.2%
Temple - Minot, ND	4	224	100.0%
Terrace Heights - Minot, ND	16	423	100.0%
Terrace On The Green - Moorhead, MN	116	3,343	87.1%
The Meadows - Jamestown, ND	81	6,144	97.5%
Thomasbrook - Lincoln, NE	264	13,599	98.1%
University Park Place - St. Cloud, MN	35	563	88.6%
Valley Park - Grand Forks, ND	168	6,689	80.4%
Village Green - Rochester, MN	36	3,001	91.7%
West Stonehill - Waite Park, MN	313	15,158	93.9%
Westridge - Minot, ND	33	1,990	100.0%
Westwood Park - Bismarck, ND	65	3,622	89.2%
Winchester - Rochester, MN	115	7,592	87.8%
Woodridge - Rochester, MN	110	7,958	93.6%
TOTAL MULTI-FAMILY RESIDENTIAL	8,661	$484,815	92.8%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2011

COMMERCIAL OFFICE
1st Avenue Building - Minot, ND	4,427	$73	100.0%
2030 Cliff Road - Eagan, MN	13,374	1,071	100.0%
610 Business Center IV - Brooklyn Park, MN	78,190	9,403	100.0%
7800 West Brown Deer Road - Milwaukee, WI	175,610	12,242	98.0%
American Corporate Center - Mendota Heights, MN	138,959	21,177	94.2%
Ameritrade - Omaha, NE	73,742	8,349	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,527	88.1%
Bismarck 715 East Broadway - Bismarck, ND	22,187	2,751	100.0%
Bloomington Business Plaza - Bloomington, MN	121,064	8,155	47.5%
Brenwood - Minnetonka, MN	176,800	17,090	62.4%
Brook Valley I - La Vista, NE	30,000	2,099	50.1%
Burnsville Bluffs II - Burnsville, MN	45,019	3,357	100.0%
Cold Spring Center - St. Cloud, MN	77,634	9,303	96.4%
Corporate Center West - Omaha, NE	141,724	21,692	100.0%
Crosstown Centre - Eden Prairie, MN	181,224	18,688	51.8%
Dewey Hill Business Center - Edina, MN	73,338	5,413	35.7%
Farnam Executive Center - Omaha, NE	94,832	13,592	100.0%
Flagship - Eden Prairie, MN	138,825	24,359	95.6%
Gateway Corporate Center - Woodbury, MN	59,827	9,490	0.0%
Golden Hills Office Center - Golden Valley, MN	190,758	24,767	92.3%
Great Plains - Fargo, ND	122,040	15,376	100.0%
Highlands Ranch I - Highlands Ranch, CO	71,430	11,058	100.0%
Highlands Ranch II - Highlands Ranch, CO	81,173	11,982	57.7%
Interlachen Corporate Center - Edina, MN	105,084	17,598	35.7%
Intertech Building - Fenton, MO	64,749	6,173	88.0%
IRET Corporate Plaza - Minot, ND	50,610	9,266	100.0%
Index 2011 Annual Report 26
Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2011

COMMERCIAL OFFICE - continued
Mendota Office Center I - Mendota Heights, MN	59,852	$7,371	94.1%
Mendota Office Center II - Mendota Heights, MN	88,398	12,667	85.1%
Mendota Office Center III - Mendota Heights, MN	60,776	6,957	65.3%
Mendota Office Center IV - Mendota Heights, MN	72,231	9,283	100.0%
Minnesota National Bank - Duluth, MN	18,869	1,745	47.7%
Minot 2505 16th Street SW - Minot, ND	15,000	2,022	100.0%
Miracle Hills One - Omaha, NE	83,448	13,349	94.9%
Nicollett VII - Burnsville, MN	118,125	7,500	60.9%
Northgate I - Maple Grove, MN	79,297	8,252	100.0%
Northgate II - Maple Grove, MN	26,000	2,447	100.0%
Northpark Corporate Center - Arden Hills, MN	146,087	17,722	26.6%
Omaha 10802 Farnam Dr - Omaha, NE	58,574	6,836	98.6%
Pacific Hills - Omaha, NE	143,075	17,457	79.3%
Pillsbury Business Center - Bloomington, MN	42,929	1,960	52.4%
Plaza VII - Boise, ID	28,994	3,772	32.9%
Plymouth 5095 Nathan Lane - Plymouth, MN	20,528	1,897	100.0%
Plymouth I - Plymouth, MN	26,186	1,690	100.0%
Plymouth II - Plymouth, MN	26,186	1,672	100.0%
Plymouth III - Plymouth, MN	26,186	2,352	100.0%
Plymouth IV & V - Plymouth, MN	126,930	15,346	92.1%
Prairie Oak Business Center - Eden Prairie, MN	36,421	6,068	75.8%
Rapid City 900 Concourse Drive - Rapid City, SD	75,815	7,161	100.0%
Riverport - Maryland Heights, MO	122,567	20,899	100.0%
Southeast Tech Center - Eagan, MN	58,300	6,408	30.4%
Spring Valley IV - Omaha, NE	15,700	1,154	100.0%
Spring Valley V - Omaha, NE	24,171	1,586	100.0%
Spring Valley X - Omaha, NE	24,000	1,236	70.0%
Spring Valley XI - Omaha, NE	24,000	1,272	100.0%
Superior Office Building - Duluth, MN	20,000	2,538	100.0%
TCA Building - Eagan, MN	103,640	10,005	85.2%
Three Paramount Plaza - Bloomington, MN	75,526	9,235	73.3%
Thresher Square - Minneapolis, MN	117,144	12,798	36.2%
Timberlands - Leawood, KS	90,388	15,252	65.1%
UHC Office - International Falls, MN	30,000	2,565	100.0%
US Bank Financial Center - Bloomington, MN	153,311	17,047	92.6%
Viromed - Eden Prairie, MN	48,700	4,864	100.0%
Wells Fargo Center - St Cloud, MN	86,192	10,325	96.0%
West River Business Park - Waite Park, MN	24,075	1,477	69.2%
Westgate - Boise, ID	103,342	13,529	100.0%
Whitewater Plaza - Minnetonka, MN	61,138	6,106	69.4%
Wirth Corporate Center - Golden Valley, MN	74,568	9,497	97.3%
Woodlands Plaza IV - Maryland Heights, MO	61,820	6,121	80.5%
TOTAL COMMERCIAL OFFICE	5,061,573	$595,491	79.7%

Index
2011 Annual Report 27

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2011

COMMERCIAL MEDICAL
2800 Medical Building - Minneapolis, MN	53,750	$9,488	94.2%
2828 Chicago Avenue - Minneapolis, MN	56,239	17,673	100.0%
Airport Medical - Bloomington, MN*	24,218	4,678	100.0%
Barry Pointe Office Park - Kansas City, MO	18,502	2,854	92.6%
Billings 2300 Grant Road - Billings, MT	14,705	1,865	100.0%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	53,646	8,636	83.9%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	36,199	5,866	100.0%
Casper 1930 E 12th Street (Park Place) - Casper, WY	65,160	6,172	100.0%
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY	35,629	6,217	100.0%
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY	47,509	10,495	100.0%
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY	54,072	8,150	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Eagan 1440 Duckwood Medical - Eagan, MN	17,640	2,587	100.0%
Edgewood Vista - Belgrade, MT	5,192	814	100.0%
Edgewood Vista - Billings, MT	11,800	1,882	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,740	100.0%
Edgewood Vista - Brainerd, MN	82,535	9,620	100.0%
Edgewood Vista - Columbus, NE	5,194	867	100.0%
Edgewood Vista - East Grand Forks, MN	18,488	1,642	100.0%
Edgewood Vista - Fargo, ND	167,391	21,645	100.0%
Edgewood Vista - Fremont, NE	6,042	588	100.0%
Edgewood Vista - Grand Island, NE	5,185	806	100.0%
Edgewood Vista - Hastings, NE	6,042	607	100.0%
Edgewood Vista - Hermantown I, MN	119,349	11,660	100.0%
Edgewood Vista - Hermantown II, MN	160,485	11,269	100.0%
Edgewood Vista - Kalispell, MT	5,895	624	100.0%
Edgewood Vista - Minot, ND	108,503	12,636	100.0%
Edgewood Vista - Missoula, MT	10,150	999	100.0%
Edgewood Vista - Norfolk, NE	5,135	764	100.0%
Edgewood Vista - Omaha, NE	6,042	676	100.0%
Edgewood Vista - Sioux Falls, SD	11,800	1,288	100.0%
Edgewood Vista - Spearfish, SD	84,126	8,934	100.0%
Edgewood Vista - Virginia, MN	147,183	12,145	100.0%
Edina 6363 France Medical - Edina, MN*	70,934	12,695	50.6%
Edina 6405 France Medical - Edina, MN*	55,478	12,201	100.0%
Edina 6517 Drew Avenue - Edina, MN	12,140	1,537	100.0%
Edina 6525 France SMC II - Edina, MN	67,409	14,754	100.0%
Edina 6545 France SMC I - Edina MN*	227,626	45,243	92.3%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN*	43,404	7,892	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,766	100.0%
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,294	13,211	70.5%
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY	35,629	7,038	100.0%

Index
2011 Annual Report 28

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2011

COMMERCIAL MEDICAL – continued
Mariner Clinic - Superior, WI*	28,928	$3,802	100.0%
Minneapolis 701 25th Avenue Medical - Minneapolis, MN*	57,212	7,873	96.6%
Missoula 3050 Great Northern - Missoula, MT	14,640	1,971	100.0%
Nebraska Orthopedic Hospital - Omaha, NE*	61,758	21,798	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,952	100.0%
Pavilion I - Duluth, MN*	45,081	10,174	100.0%
Pavilion II - Duluth, MN	73,000	19,327	100.0%
Ritchie Medical Plaza - St Paul, MN	52,116	10,409	58.1%
Sartell 2000 23rd Street South - Sartell, MN*	59,760	12,693	95.7%
St Michael Clinic - St Michael, MN	10,796	2,851	100.0%
Stevens Point - Stevens Point, WI	47,950	14,825	100.0%
Wells Clinic - Hibbing, MN	18,810	2,660	100.0%
TOTAL COMMERCIAL MEDICAL	2,727,205	$447,831	96.0%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2011

COMMERCIAL INDUSTRIAL
API Building - Duluth, MN	35,000	$1,723	100.0%
Bloomington 2000 W 94th Street - Bloomington, MN	100,850	7,223	100.0%
Bodycote Industrial Building - Eden Prairie, MN	41,880	2,152	100.0%
Brooklyn Park 7401 Boone Avenue - Brooklyn Park, MN	357,111	14,791	77.5%
Cedar Lake Business Center - St. Louis Park, MN	50,400	3,755	95.2%
Clive 2075 NW 94th Street - Clive, IA	42,510	3,067	100.0%
Dixon Avenue Industrial Park - Des Moines, IA	604,886	13,299	79.7%
Eagan 2785 & 2795 Highway 55 - Eagan, MN	198,600	5,628	74.3%
Fargo 1320 45th Street N - Fargo, ND	42,244	4,159	100.0%
Lexington Commerce Center - Eagan, MN	90,260	6,638	79.2%
Lighthouse - Duluth, MN	59,292	1,885	84.6%
Metal Improvement Company - New Brighton, MN	49,620	2,507	100.0%
Minnetonka 13600 County Road 62 - Minnetonka, MN	69,984	3,702	100.0%
Roseville 2929 Long Lake Road - Roseville, MN	172,057	10,721	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Stone Container - Roseville, MN	229,072	8,282	100.0%
Urbandale 3900 106th Street - Urbandale, IA	528,353	14,262	98.1%
Winsted Industrial Building - Winsted, MN	41,685	1,049	100.0%
Woodbury 1865 Woodlane - Woodbury, MN	69,600	5,618	100.0%
TOTAL COMMERCIAL INDUSTRIAL	2,978,479	$117,602	90.1%

Index
2011 Annual Report 29

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2011

COMMERCIAL RETAIL
17 South Main - Minot, ND	2,454	$287	100.0%
Anoka Strip Center - Anoka, MN	10,625	750	37.6%
Burnsville 1 Strip Center - Burnsville, MN	8,526	1,189	100.0%
Burnsville 2 Strip Center - Burnsville, MN	8,400	974	62.5%
Champlin South Pond - Champlin, MN	26,020	3,593	77.2%
Chan West Village - Chanhassen, MN	137,572	21,434	93.3%
Dakota West Plaza - Minot , ND	16,921	613	94.9%
Duluth Denfeld Retail - Duluth, MN	37,770	5,037	69.2%
Duluth NAPA - Duluth, MN	15,582	1,934	100.0%
Eagan Community - Eagan, MN	23,187	3,148	82.5%
East Grand Station - East Grand Forks, MN	12,556	1,699	61.6%
Fargo Express Community - Fargo, ND	34,226	1,920	88.3%
Forest Lake Auto - Forest Lake, MN	6,836	509	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,570	8,208	100.0%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,117	5,707	92.8%
Jamestown Buffalo Mall - Jamestown, ND	213,271	6,232	82.9%
Jamestown Business Center - Jamestown, ND	100,249	2,632	88.9%
Kalispell Retail Center - Kalispell, MT	52,000	3,472	100.0%
Kentwood Thomasville Furniture - Kentwood, MI	16,080	1,416	0.0%
Lakeville Strip Center - Lakeville, MN	9,488	2,015	87.4%
Livingston Pamida - Livingston, MT	41,200	1,800	100.0%
Minot 1400 31st Ave - Minot, ND	47,709	7,444	53.5%
Minot Arrowhead - Minot, ND	78,095	7,179	100.0%
Minot Plaza - Minot, ND	10,843	632	79.2%
Monticello C Store - Monticello, MN	3,575	872	100.0%
Omaha Barnes & Noble - Omaha, NE	26,985	3,699	100.0%
Pine City C-Store - Pine City, MN	4,800	452	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	3,382	75.2%
Rochester Maplewood Square - Rochester, MN	118,398	12,761	67.6%
St. Cloud Westgate - St. Cloud, MN	104,928	7,386	57.4%
Weston Retail - Weston, WI	25,644	1,681	0.0%
Weston Walgreens - Weston, WI	14,820	2,456	100.0%
TOTAL COMMERCIAL RETAIL	1,460,200	$125,059	81.6%
SUBTOTAL		$1,770,798

Index
2011 Annual Report 30

Property Name and Location		(in thousands) Investment (initial cost plus improvements)

UNIMPROVED LAND
Bismarck 2130 S 12th St - Bismarck, ND		$589
Bismarck 700 E Main - Bismarck, ND		870
Eagan Unimproved Land - Eagan, MN		423
Georgetown Square Unimproved Land - Grand Chute, WI		1,860
IRET Corporate Plaza Retention Pond - Minot, ND		162
Kalispell Unimproved Land - Kalispell, MT		1,423
Monticello Unimproved Land - Monticello, MN		117
River Falls Unimproved Land - River Falls, WI		181
Urbandale Unimproved Land - Urbandale, IA		113
Weston Unimproved Land - Weston, WI		812
TOTAL UNIMPROVED LAND		$6,550

DEVELOPMENT IN PROGRESS
1st Avenue Building - Minot, ND		$280
Jamestown Buffalo Mall Theater - Jamestown, ND		1,533
Georgetown Square Development - Grand Chute, WI		1,775
IRET Corporate Plaza 2 - Minot, ND		4,751
Quarry Ridge 2 - Rochester, MN		1,354
TOTAL DEVELOPMENT IN PROGRESS		$9,693

TOTAL UNITS – RESIDENTIAL SEGMENT	8,661
TOTAL SQUARE FOOTAGE – COMMERCIAL SEGMENTS	12,227,457
TOTAL INVESTMENTS			$1,787,041

Mortgages Payable and Line of Credit

As of April 30, 2011, individual first mortgage loans on the above properties totaled $974.0 million. Of the $993.8 million total of mortgage indebtedness on April 30, 2011, $1.5 million, or 0.2%, is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. Principal payments due on our mortgage indebtedness are as follows:

(in thousands)
Year Ended April 30,	Mortgage Principal
2012	$58,741
2013	50,092
2014	65,354
2015	92,548
2016	77,771
Thereafter	649,297
Total	$993,803

As of April 30, 2011, the Company has a multi-bank line of credit with First International Bank & Trust as lead bank.  This line of credit has lending commitments of $50.0 million as of April 30, 2011, with a minimum outstanding principal balance requirement of $10.0 million.  The Company had $30.0 million in borrowings outstanding under the line as of April 30, 2011.  The facility has a maturity date of August 11, 2013, and is secured by mortgages on various properties owned by IRET Properties and its subsidiaries.  The interest rate on borrowings under the facility is Wall Street Journal Prime Rate +1.0%, with a floor of 5.65% and a cap of 8.65% during the initial three-year term of the facility; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time.  The facility includes covenants and restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and IRET Properties is also required to maintain minimum depository account(s) totaling $6.0 million with the lead bank, of which $1.5 million is to be held in a non-interest bearing account.

Index
2011 Annual Report 31

Future Minimum Lease Receipts

The future minimum lease receipts to be received under leases for commercial properties in place as of April 30, 2011, assuming that no options to renew or buy out the leases are exercised, are as follows:

(in thousands)
Year Ended April 30,	Lease Payments
2012	$111,017
2013	100,265
2014	88,497
2015	75,722
2016	64,316
Thereafter	302,096
Total	$741,913

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2011, we spent approximately $23.2 million on capital improvements, tenant improvements and other capital expenditures.

Contracts or Options to Purchase

We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements with the tenant. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2011, our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2011	2010	2009
Billings 2300 Grant Road - Billings, MT	$2,522	$226	$0	$0
Edgewood Vista-Belgrade, MT	2,135	191	196	196
Edgewood Vista-Billings, MT	4,274	384	396	396
Edgewood Vista-Bismarck, ND	10,903	1,031	1,008	1,008
Edgewood Vista-Brainerd, MN	10,667	1,010	988	988
Edgewood Vista-Columbus, NE	1,481	131	136	136
Edgewood Vista-East Grand Forks, MN	4,996	475	465	464
Edgewood Vista-Fargo, ND	26,087	2,415	2,387	2,065
Edgewood Vista-Fremont, NE	588	72	72	72
Edgewood Vista-Grand Island, NE	1,431	129	132	132
Edgewood Vista-Hastings, NE	606	76	76	76
Edgewood Vista-Hermantown I, MN	21,510	2,404	2,359	2,040
Edgewood Vista-Hermantown II, MN	12,359	1,170	1,144	1,144
Edgewood Vista-Kalispell, MT	624	76	76	76
Edgewood Vista-Missoula, MT	999	96	96	96
Edgewood Vista-Norfolk, NE	1,332	122	124	124
Edgewood Vista-Omaha, NE	676	80	80	80
Edgewood Vista-Sioux Falls, SD	3,353	312	312	312
Edgewood Vista-Spearfish, SD	9,569	642	628	628
Edgewood Vista-Virginia, MN	17,132	2,054	2,008	1,736
Fargo 1320 45th Street N - Fargo, ND	4,160	333	0	0
Great Plains - Fargo, ND	15,375	1,876	1,876	1,876
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	21,601	2,152	2,152	2,052

Index 2011 Annual Report 32

	(in thousands)
		Gross Rental Revenue
continued	Investment Cost	2011	2010	2009
Minnesota National Bank - Duluth, MN	$1,745	$105	$164	$211
Missoula 3050 Great Northern - Missoula, MT	2,723	243	0	0
Sartell 2000 23rd Street South - Sartell, MN	12,693	1,209	1,173	1,292
St. Michael Clinic - St. Michael, MN	2,851	244	241	240
Stevens Point - Stevens Point, WI	15,020	1,104	1,356	1,356
Total	$209,412	$20,362	$19,645	$18,796

Properties by State

The following table presents, as of April 30, 2011, the total real estate investment amount, net of accumulated depreciation, by state of each of the five major segments of properties owned by us - multi-family residential, commercial office, commercial medical, commercial industrial and commercial retail:

	(in thousands)
State	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments	% of All Segments
Minnesota	$120,170	$295,331	$247,032	$64,354	$62,558	$789,445	54.8%
North Dakota	112,696	24,542	40,961	8,950	27,870	215,019	14.9%
Nebraska	32,545	78,528	21,928	0	2,498	135,499	9.4%
Kansas	34,041	13,493	0	0	0	47,534	3.3%
Montana	31,041	0	7,455	0	4,346	42,842	3.0%
South Dakota	26,779	5,323	9,305	0	0	41,407	2.9%
Wyoming	0	0	36,850	0	0	36,850	2.5%
Iowa	9,825	0	0	26,585	0	36,410	2.5%
Missouri	0	29,981	2,594	0	0	32,575	2.3%
Wisconsin	0	9,740	16,339	0	3,515	29,594	2.0%
Colorado	0	20,057	0	0	0	20,057	1.4%
All Other States*	0	13,846	0	0	768	14,614	1.0%
Total	$367,097	$490,841	$382,464	$99,889	$101,555	$1,441,846	100.0%

*	Idaho and Michigan

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Our common shares of beneficial interest trade on the NASDAQ Global Select Market under the symbol IRET (formerly IRETS; we changed our symbol to IRET on July 1, 2008). On June 30, 2011, the last reported sales price per share of our common shares on the NASDAQ was $8.66. The following table sets forth the quarterly high and low closing sales prices per share of our common shares as reported on the NASDAQ Global Select Market, and the distributions per common share and limited partnership unit declared with respect to each period.

Index
2011 Annual Report 33

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2011
April 30, 2011	$9.54	$8.92	$0.1715
January 31, 2011	9.26	8.74	0.1715
October 31, 2010	8.90	7.97	0.1715
July 31, 2010	9.20	8.25	0.1715

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2010
April 30, 2010	$9.37	$8.31	$0.1715
January 31, 2010	9.40	8.25	0.1715
October 31, 2009	9.75	8.19	0.1710
July 31, 2009	9.47	8.30	0.1705

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

Shareholders

As of June 30, 2011, the Company had 3,984 common shareholders of record, and 80,771,119 common shares of beneficial interest (plus 19,964,052 limited partnership units potentially convertible into 19,964,052 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal years ended April 30, 2011, 2010 and 2009, respectively, we issued an aggregate of 221,573, and 431,737 and 338,286 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 221,573, and 431,737 and 338,286 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2011, except for repurchases of nominal amounts of fractional shares, at shareholder request.

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

Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2006, and ending April 30, 2011, the cumulative total returns for the Company’s common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”), and the FTSE NAREIT Equity REITs Index, which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Market.

The performance graph assumes that at the close of trading on April 30, 2006, the last trading day of fiscal year 2006, $100 was invested in the Company’s common shares and in each of the indexes.  The comparison assumes the reinvestment of all distributions.  Cumulative total shareholder returns for the Company’s common shares, the S&P 500 and the FTSE NAREIT Equity REITs Index are based on the Company’s fiscal year ending April 30.

Index
2011 Annual Report 34

Total Return Performance
Index Value
160
140
120
100
80
60
40
04/30/06
04/30/07
04/30/08
04/30/09
04/30/10
04/30/11
Investors Real Estate Trust
S&P 500
FTSE NAREIT Equity REITs

	FY06	FY07	FY08	FY09	FY10	FY11
Investors Real Estate Trust	100.00	119.09	123.32	119.52	121.66	141.66
S&P 500	100.00	115.24	109.85	71.06	98.66	115.65
FTSE NAREIT Equity REITs	100.00	126.46	110.64	57.29	96.65	118.16

Source:  SNL Financial LC

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

Index
2011 Annual Report 35

	(in thousands, except per share data)
	2011	2010	2009	2008	2007
Consolidated Income Statement Data
Revenue	$237,407	$231,511	$228,516	$209,674	$186,666
Gain on sale of real estate, land, and other investments	$19,365	$68	$54	$556	$4,602
Income from continuing operations	$4,480	$5,215	$10,447	$14,516	$14,392
Income (loss) from discontinued operations	$19,871	$(630)	$(266)	$1,113	$3,991
Net income	$24,351	$4,585	$10,713	$15,629	$18,383
Net income attributable to noncontrolling interests – Operating Partnership	$(4,449)	$(562)	$(2,227)	$(3,677)	$(4,299)
Net income attributable to Investors Real Estate Trust	$20,082	$4,001	$8,526	$12,088	$14,110
Consolidated Balance Sheet Data
Total real estate investments	$1,458,245	$1,500,889	$1,472,575	$1,456,178	$1,316,534
Total assets	$1,615,363	$1,660,930	$1,605,091	$1,618,026	$1,435,389
Mortgages payable	$993,803	$1,057,619	$1,070,158	$1,063,858	$951,139
Revolving lines of credit	$30,000	$6,550	$5,500	$0	$0
Total Investors Real Estate Trust shareholders’ equity	$411,690	$409,523	$333,009	$344,074	$284,810

Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations - Investors Real Estate Trust	$.02	$.04	$.10	$.17	$.18
Income (loss) from discontinued operations - Investors Real Estate Trust	$.20	$(.01)	$.01	$.01	$.06
Net income	$.22	$.03	$.11	$.18	$.24
Distributions	$.69	$.68	$.68	$.67	$.66

CALENDAR YEAR	2010	2009	2008	2007	2006
Tax status of distributions
Capital gain	0.00%	0.09%	0.00%	1.49%	1.22%
Ordinary income	28.53%	39.17%	53.43%	51.69%	42.01%
Return of capital	71.47%	60.74%	46.57%	46.82%	56.77%

For the fiscal year ended April 30, 2011, IRET recognized approximately $25.7 million of net capital gain for federal income tax purposes. IRET designates the entire $25.7 million of net capital gain as capital gain dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2011.

Overview

We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2011, our real estate portfolio consisted of 78 multi-family residential properties containing 8,661 apartment units and having a total real estate investment amount net of accumulated depreciation of $367.1 million, and 176 commercial properties containing approximately 12.2 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.1 billion. Our commercial properties consist of:

•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $490.8 million;

Index
2011 Annual Report 36

•
56 commercial medical properties (including senior housing) containing approximately 2.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $382.5 million;

•
19 commercial industrial properties containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.9 million; and

•	33 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $101.5 million.

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

Total revenues of IRET Properties, our operating partnership, increased by $5.9 million to $237.4 million in fiscal year 2011, compared to $231.5 million in fiscal year 2010.  This increase was primarily attributable to the addition of new real estate properties.  We estimate that rent concessions offered to tenants during the twelve months ended April 30, 2011 lowered our operating revenues by approximately $4.5 million, compared to $2.4 million for fiscal year 2010.  Expenses increased during fiscal year 2011, with utilities, maintenance, real estate taxes, and property management expense all increasing from year-earlier levels.

On an all-property basis, physical occupancy levels in our total commercial property segments decreased to 86.1% in fiscal year 2011 from 87.7% in fiscal year 2010.  Physical occupancy rates in our commercial medical segment increased; physical occupancy in our commercial office, commercial industrial and commercial retail segments decreased.  Physical occupancy in our multi-family residential segment increased to 92.8% in fiscal year 2011 on an all-property basis, from 89.7% in fiscal year 2010.

As our physical occupancy levels demonstrate, we continued to experience a challenging market environment in our commercial office, industrial and retail segments.  While many of our markets appear to be emerging from recession, growth remains sluggish and unemployment high, and we continue to find it challenging to lease vacant space.  We expect these leasing challenges to continue during fiscal year 2012, with correspondingly flat or modest growth in rental revenues and net operating income.   Our commercial medical segment continued to show strengthening results, and remains the best performing segment in our overall commercial portfolio, with strong real estate revenue and net operating income results.

Our multi-family residential properties have shown steady improvement in occupancy and real estate revenue over the past several quarters.  We believe we are seeing positive results from our internal property management initiative, in terms of our ability to focus on increasing net operating income by improving occupancy, maintaining  control of expenses and establishing  direct relationships with our residents.  In some markets we are experiencing sufficient improvement in market fundamentals (i.e., a better balance of supply of available units with demand for those units) to permit us to raise rents.  While we expect to see continued favorable results in our multi-family segment in fiscal year 2012, our ability to maintain occupancy levels and selectively raise rents is dependent on continued economic recovery and employment growth, and the strength and sustainability of a recovery is currently still uncertain.

While we plan to actively pursue property acquisitions and development projects throughout fiscal year 2012, which may provide future revenue and net operating income growth, in our experience potential acquisitions are fully priced, based on their current income, and accordingly we continue to find it challenging to identify in our markets accretive acquisitions that are attractively priced.

During fiscal year 2011, our financing and refinancing efforts continued to make a solid contribution to our net income.  Our mortgage interest expense decreased approximately 4.0% over the year-earlier period, which translated into a reduction of approximately $2.6 million in mortgage interest expense.   Our overall weighted average interest rate on all outstanding mortgage debt (excluding our multi-bank line of credit and new loans for our Jamestown Mall and Trinity Hospital build-to-suit development projects, which are financed with Recovery Zone Facility Revenue Bonds) was 5.92% as of April 30, 2011, compared to 6.17% as of April 30, 2010.  In fiscal year 2012, we expect that capital accessed through cash-out refinancings of existing mortgage debt will be at lower levels than in

Index
2011 Annual Report 37

fiscal year 2011, due to fewer mortgage loans scheduled for refinancing.  We continue to expect, however, based on recent experience, that we will be able successfully to refinance, on terms comparable to existing financings, those mortgage loans that are scheduled for refinancing.

Additional information and more detailed discussions of our fiscal year 2011 operating results are found in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Impairment.  The Company’s long-lived assets are reviewed for impairment quarterly if events or changes in circumstances (such as adverse market conditions, including conditions resulting from an ongoing economic recession) indicate that a long-lived asset might be impaired. Judgments regarding existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and events that occur that affect the financial strength of significant tenants of the assets, including tenants who have filed for bankruptcy.  For long-lived assets in which an impairment indicator is present, the Company compares

Index
2011 Annual Report 38

the expected future undiscounted cash flows for the long-lived asset against the carrying amount of the asset, including any associated intangibles, subject to evaluation. The evaluation of undiscounted cash flows is subjective and reflects assumptions regarding current market conditions relative to the long-lived asset being evaluated, such as future occupancy, rental rates and capital requirements.  A worsening real estate market may cause the Company to re-evaluate the assumptions used in our impairment analysis.  If there is an indication of impairment based on this evaluation because the expected undiscounted cash flows plus reversion are less than the asset’s carrying value, impairment is recorded based on the estimated fair value (typically based on a current independent appraisal) of the long-lived asset in comparison to its carrying value.  The results of the Company’s evaluation of impairment analysis could be material to the Company’s financial statements.

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts (approximately $317,000 as of April 30, 2011) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for deferred rents receivable arising from the straight-lining of rents (approximately $996,000 as of April 30, 2011) and from mortgage loans (approximately $3,000 as of April 30, 2011). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

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

The Company has one TRS, acquired during the fourth quarter of fiscal year 2010, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates.  For fiscal years 2011 and 2010, the Company’s TRS had a net operating loss.  There were no income tax provisions or material deferred income tax items for our TRS for the fiscal years ended April 30, 2011 and 2010.  The Company’s TRS is the tenant in the Company’s Wyoming assisted living facilities.

The Company’s taxable income is affected by a number of factors, including, but not limited to, the following:  that the Company’s tenants perform their obligations under their leases with the Company and that the Company’s tax and accounting positions do not change.  These factors, which impact the Company’s taxable income, are subject to

Index
2011 Annual Report 39

change, and many are outside the control of the Company.  If actual results vary, the Company’s taxable income may change.

Recent Accounting Pronouncements

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for fiscal year 2011 were $237.4 million, compared to $231.5 million in fiscal year 2010 and $228.5 million in fiscal year 2009. Revenues during fiscal year 2011 were $5.9 million greater than revenues in fiscal year 2010 and revenues during fiscal year 2010 were $3.0 million greater than in fiscal year 2009.

For fiscal 2011, the increase in revenue of $5.9 million resulted from:

(in thousands)
Rent in Fiscal 2011 from 10 properties acquired in fiscal year 2010 in excess of that received in 2010 from the same 10 properties	$7,799
Rent from 8 properties acquired in fiscal year 2011	2,356
Decrease in rental income on stabilized properties due primarily to a decrease in occupancy	(4,259)
$5,896

For fiscal 2010, the increase in revenue of $3.0 million resulted from:

(in thousands)
Rent in Fiscal 2010 from 9 properties acquired in fiscal year 2009 in excess of that received in 2009 from the same 9 properties	$2,234
Rent from 10 properties acquired in fiscal year 2010	4,243
Decrease in rental income on stabilized properties due primarily to a decrease in occupancy	(3,482)
$2,995

As illustrated above, the majority of the increase in our gross revenue for fiscal years 2011 and 2010 ($10.2 million and $6.5 million respectively) resulted from the addition of new real estate properties to the IRET Properties’ portfolio. Rental Revenue in fiscal years 2011 and 2010 from stabilized properties decreased $4.3 and $3.5 million, respectively. For the next 12 months, we continue to look to acquisitions and development of new properties and recovery in our stabilized portfolio to be the most significant factors in any increases in our revenues and ultimately our net income.  However, we have not observed any marked and sustained decline in the prices at which investment properties are offered for sale, which, combined with the general lack of improvement in operating fundamentals, makes identifying attractive acquisition possibilities a continuing challenge. Consequently, there is ongoing uncertainty regarding our ability to identify acquisition targets and our ability to make acquisitions accordingly could be adversely affected.

Gain on Sale of Real Estate

The Company realized a gain on sale of real estate, land and other investments for fiscal year 2011 of approximately $19.4 million. This compares to approximately $68,000 of gain on sale of real estate recognized in fiscal 2010 and approximately $54,000 recognized in fiscal 2009.  Properties sold in fiscal years 2011 and 2010 are detailed below in the section captioned “Property Dispositions.”

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
2011 Annual Report 40

amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for fiscal years 2011, 2010 and 2009.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 11 of the Notes to Consolidated Financial Statements in this report.

The tables also show net operating income by reportable operating segment on a stabilized property and non-stabilized property basis.  Stabilized properties are properties owned for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy.  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income.  Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements.

	(in thousands)
Year Ended April 30, 2011	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

Real estate revenue	$66,838	$77,747	$66,048	$13,165	$13,609	$237,407
Real estate expenses
Utilities	6,479	7,515	3,359	389	496	18,238
Maintenance	10,755	11,430	4,581	765	1,709	29,240
Real estate taxes	6,537	13,894	5,726	2,607	2,088	30,852
Insurance	1,205	503	384	127	85	2,304
Property management	9,153	2,713	8,416	440	567	21,289
Total real estate expenses	$34,129	$36,055	$22,466	$4,328	$4,945	$101,923
Net operating income	$32,709	$41,692	$43,582	$8,837	$8,664	$135,484

Stabilized net operating income	$32,467	$41,187	$39,518	$8,216	$8,476	$129,864
Non-stabilized net operating income	242	505	4,064	621	188	5,620
Total net operating income	$32,709	$41,692	$43,582	$8,837	$8,664	$135,484

	(in thousands)
Year Ended April 30, 2010	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

Real estate revenue	$65,478	$82,079	$57,439	$13,095	$13,420	$231,511
Real estate expenses
Utilities	6,303	7,188	2,937	185	488	17,101
Maintenance	9,549	11,127	4,210	738	1,348	26,972
Real estate taxes	6,316	14,150	5,046	2,550	2,148	30,210
Insurance	1,664	1,051	479	224	197	3,615
Property management	8,783	3,317	5,232	424	637	18,393
Total real estate expenses	$32,615	$36,833	$17,904	$4,121	$4,818	$96,291
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$34,523	$45,246	$39,535	$8,974	$8,602	$136,880

Stabilized net operating income	$34,474	$45,304	$38,524	$8,767	$8,602	$135,671
Non-stabilized net operating income	49	(58)	1,011	207	0	1,209
Total net operating income	$34,523	$45,246	$39,535	$8,974	$8,602	$136,880

Index
2011 Annual Report 41

	(in thousands)
Year Ended April 30, 2009	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

Real estate revenue	$65,632	$83,446	$52,547	$12,488	$14,403	$228,516
Real estate expenses
Utilities	6,861	7,851	2,859	93	448	18,112
Maintenance	9,084	11,287	4,046	566	1,448	26,431
Real estate taxes	6,654	13,850	4,515	1,878	2,180	29,077
Insurance	1,089	1,003	419	171	182	2,864
Property management	7,627	3,653	4,207	434	807	16,728
Total real estate expenses	$31,315	$37,644	$16,046	$3,142	$5,065	$93,212
Net operating income	$34,317	$45,802	$36,501	$9,346	$9,338	$135,304

Stabilized net operating income	$33,356	$45,713	$35,929	$9,228	$9,338	$133,564
Non-stabilized net operating income	961	89	572	118	0	1,740
Total net operating income	$34,317	$45,802	$36,501	$9,346	$9,338	$135,304

Changes in Expenses and Net Income

Net income available to common shareholders for fiscal year 2011 was $17.7 million, compared to $1.6 million in fiscal year 2010 and $6.2 million in fiscal year 2009. On a per common share basis, net income was $.22 per common share in fiscal year 2011, compared to $.03 per common share in fiscal year 2010 and $.11 in fiscal year 2009.

These changes in net income result from the changes in revenues and expenses detailed below:

Changes in net income available to common shareholders for fiscal year 2011 resulted from:

(in thousands)
An increase in income from discontinued operations	$20,501
A decrease in interest expense primarily due to debt refinancing	1,644
A decrease in impairment of real estate investment	708
An increase in net operating income (not including involuntary conversion)	264
An increase in net loss attributable to noncontrolling interests - consolidated real estate entities	202

These increases were offset by:
An increase in net income attributable to noncontrolling interests - Operating Partnership	(3,887)
A decrease in gain on involuntary conversion	(1,660)
An increase in depreciation/amortization expense related to real estate investments	(756)
An increase in amortization related to non-real estate investments	(317)
A decrease in interest income	(280)
An increase in other expenses, administrative, advisory and trustee services	(265)
A decrease in other income	(73)
Total increase in fiscal 2011 net income available to common shareholders	$16,081

Index
2011 Annual Report 42

Changes in net income available to common shareholders for fiscal year 2010 resulted from:

(in thousands)
A decrease in net income attributable to noncontrolling interests - Operating Partnership	$1,665
An increase in gain on involuntary conversion	1,660
An increase in other income	41

These increases were offset by:
An increase in depreciation/amortization expense related to real estate investments	(2,719)
An increase in other expenses, administrative, advisory and trustee services	(2,409)
An increase in loss from discontinued operations	(896)
An increase in impairment of real estate investment	(708)
An increase in interest expense primarily due to debt placed on new acquisitions	(651)
An increase in amortization related to non-real estate investments	(302)
A decrease in net operating income primarily due to vacancy on stabilized properties (not including involuntary conversion)	(84)
A decrease in interest income	(60)
A decrease in net loss attributable to noncontrolling interests - consolidated real estate entities	(62)
Total decrease in fiscal 2010 net income available to common shareholders	$(4,525)

Factors Impacting Net Income During Fiscal Year 2011 as Compared to Fiscal Year 2010

Physical occupancy rates in three of our five segments, on an all properties basis, decreased compared to the year-earlier period, while real estate revenue increased in four of our five segments in fiscal year 2011 compared to fiscal year 2010.  Net income available to common shareholders increased to $17.7 million in fiscal year 2011, compared to $1.6 million in fiscal year 2010.  Revenue increases during fiscal year 2011 were offset by increases in utilites, maintenance, real estate taxes and property management expense.

•
Physical Occupancy.  During fiscal year 2011, physical occupancy levels at our properties on an all properties basis decreased over year-earlier levels in three of our five reportable segments (commercial office, commercial industrial and commercial retail), and increased in our multi-family residential and commercial medical segments.  Physical occupancy rates on a stabilized property basis for the fiscal year ended April 30, 2011 decreased in four of our five reportable segments compared to the fiscal year ended April 30, 2010, and are shown below:

	Stabilized Properties		All Properties
	Fiscal Year Ended April 30,		Fiscal Year Ended April 30,
Segments	2011	2010	2011	2010
Multi-Family Residential	92.8%	89.7%	92.8%	89.7%
Commercial Office	79.2%	83.9%	79.7%	83.4%
Commercial Medical	95.3%	95.7%	96.0%	95.1%
Commercial Industrial	89.8%	90.6%	90.1%	90.7%
Commercial Retail	82.6%	82.8%	81.6%	82.8%

•
Concessions.  Our overall level of tenant concessions increased for the fiscal year ended April 30, 2011 compared to the year-earlier period. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the fiscal year ended April 30, 2011 lowered our operating revenues by approximately $4.5 million, as compared to an approximately $2.4 million reduction in operating revenues attributable to rent concessions offered in fiscal year 2010.

Index
2011 Annual Report 43

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the fiscal years ended April 30, 2011 and 2010:

	(in thousands)
	Fiscal Year Ended April 30,
	2011	2010	Change
Multi-Family Residential	$1,539	$1,152	$387
Commercial Office(1)	2,081	747	1,334
Commercial Medical(1)	284	381	(97)
Commercial Industrial(1)	389	99	290
Commercial Retail(1)	239	27	212
Total	$4,532	$2,406	$2,126

(1) Rent concessions are amortized on a straight-line basis over the terms of the related leases.

•
Increased Depreciation Expense.  Depreciation expense increased in fiscal year 2011 compared to fiscal year 2010, from $54.6 million to $55.4 million, an increase of $829,000 or approximately 1.5%.  Depreciation expense at properties newly acquired in fiscal years 2011 and 2010 added $1.6 million to the depreciation expense category during fiscal year 2011 while depreciation expenses at existing properties decreased by $774,000.  Depreciation expense consists of depreciation on buildings and capital improvements, and does not include depreciation on property and equipment at the Company’s offices.  Depreciation for property and equipment at the Company’s offices was $425,000 for a total Depreciation/amortization related to real estate investments of $55.8 million for fiscal year 2011.

Depreciation expense by reportable segment for the fiscal years ended April 30, 2011 and 2010 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2011	$13,604	$19,882	$15,630	$3,317	$2,991	$55,424
2010	$13,105	$20,574	$14,383	$3,498	$3,035	$54,595
Change	$499	$(692)	$1,247	$(181)	$(44)	$829
% change (2011 vs. 2010)	3.8%	(3.4%)	8.7%	(5.2%)	(1.4%)	1.5%

Stabilized	$383	$(945)	$223	$(292)	$(143)	$(774)
Non-stabilized	$116	$253	$1,024	$111	$99	$1,603
Change	$499	$(692)	$1,247	$(181)	$(44)	$829

•
Increased Utility Expense.  Utility expense totaled $18.2 million in fiscal year 2011, compared to $17.1 million in fiscal year 2010.  Utility expenses at properties newly acquired in fiscal years 2011 and 2010 added $438,000 to the utility expense category during fiscal year 2011 (with our commercial medical segment accounting for $344,000), while utility expenses at existing properties increased by $699,000, primarily due to increased heating costs in fiscal year 2011 compared to fiscal year 2010, for a total increase of $1.1 million or 6.6% in utility expenses in fiscal year 2011 compared to fiscal year 2010.

Utility expenses by reportable segment for the fiscal years ended April 30, 2011 and 2010 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2011	$6,479	$7,515	$3,359	$389	$496	$18,238
2010	$6,303	$7,188	$2,937	$185	$488	$17,101
Change	$176	$327	$422	$204	$8	$1,137
% change (2011 vs. 2010)	2.8%	4.5%	14.4%	110.3%	1.6%	6.6%

Stabilized	$119	$290	$78	$204	$8	$699
Non-stabilized	$57	$37	$344	$0	$0	$438
Change	$176	$327	$422	$204	$8	$1,137

Index
2011 Annual Report 44

Increased Maintenance Expense.  Maintenance expenses totaled $29.2 million in fiscal year 2011, compared to $27.0 million in fiscal year 2010.  Maintenance expenses at properties newly acquired in fiscal years 2011 and 2010 added approximately $368,000 to the maintenance expense category during fiscal year 2011, while maintenance expenses at existing properties increased by approximately $1.9 million, primarily for increased snow removal costs in all segments and for payroll and tax expenses at our multi-family residential segment resulting in a net increase of approximately $2.3 million or 8.4% in maintenance expenses in fiscal year 2011 compared to fiscal year 2010.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the fiscal years ended April 30, 2011 and 2010 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2011	$10,755	$11,430	$4,581	$765	$1,709	$29,240
2010	$9,549	$11,127	$4,210	$738	$1,348	$26,972
Change	$1,206	$303	$371	$27	$361	$2,268
% change (2011 vs. 2010)	12.6%	2.7%	8.8%	3.7%	26.8%	8.4%

Stabilized	$1,086	$229	$209	$23	$353	$1,900
Non-stabilized	$120	$74	$162	$4	$8	$368
Change	$1,206	$303	$371	$27	$361	$2,268

•
Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2011 and 2010 added $264,000 to real estate tax expense, while real estate taxes on existing properties increased by approximately $378,000, for a total increase of $642,000 or 2.1% in real estate tax expense in fiscal year 2011 compared to fiscal year 2010, from $30.2 million to $30.9 million.  The increase in real estate taxes was a net result of increased assessed values in the multi-family residential and commercial medical segments offset by decreased assessed values in the commercial office and commercial retail segments.

Real estate tax expense by reportable segment for the fiscal years ended April 30, 2011 and 2010 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2011	$6,537	$13,894	$5,726	$2,607	$2,088	$30,852
2010	$6,316	$14,150	$5,046	$2,550	$2,148	$30,210
Change	$221	$(256)	$680	$57	$(60)	$642
% change (2011 vs. 2010)	3.5%	(1.8%)	13.5%	2.2%	(2.8%)	2.1%

Stabilized	$156	$(349)	$636	$28	$(93)	$378
Non-stabilized	$65	$93	$44	$29	$33	$264
Change	$221	$(256)	$680	$57	$(60)	$642

•
Decreased Insurance Expense.  Insurance expense decreased in fiscal year 2011 compared to fiscal year 2010, from $3.6 million to $2.3 million, a decrease of approximately 36.3%.  Insurance expense at properties newly-acquired in fiscal years 2011 and 2010 added approximately $187,000 to insurance expense, while insurance expense at existing properties decreased by approximately $1.5 million, for a decrease of approximately $1.3 million in insurance expense in fiscal year 2011 compared to fiscal year 2010.  The decrease in insurance expense at stabilized properties is due to reduced insurance rates because of better claims experience.

Index
2011 Annual Report 45

Insurance expense by reportable segment for the fiscal years ended April 30, 2011 and 2010 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2011	$1,205	$503	$384	$127	$85	$2,304
2010	$1,664	$1,051	$479	$224	$197	$3,615
Change	$(459)	$(548)	$(95)	$(97)	$(112)	$(1,311)
% change (2011 vs. 2010)	(27.6%)	(52.1%)	(19.8%)	(43.3%)	(56.9%)	(36.3%)

Stabilized	$(469)	$(553)	$(267)	$(97)	$(112)	$(1,498)
Non-stabilized	$10	$5	$172	$0	$0	$187
Change	$(459)	$(548)	$(95)	$(97)	$(112)	$(1,311)

•
Increased Property Management Expense.  Property management expense increased in fiscal year 2011 compared to fiscal year 2010, from $18.4 million to $21.3 million, an increase of $2.9 million or approximately 15.7%.  Property management expenses at properties newly acquired in fiscal years 2011 and 2010 added $4.5 million to the property management category during fiscal year 2011 (with our commercial medical segment accounting for $4.4 million) while property management expenses at existing properties decreased by $1.6 million primarily as a result of a reduction in bad debt expense in the commercial medical segment of $1.0 million, offset by an increase in bad debt expense in the multi-family residential segment of $348,000 and to a lesser extent reduced management fees in the commercial office segment of $746,000.

Property management expense by reportable segment for the fiscal years ended April 30, 2011 and 2010 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2011	$9,153	$2,713	$8,416	$440	$567	$21,289
2010	$8,783	$3,317	$5,232	$424	$637	$18,393
Change	$370	$(604)	$3,184	$16	$(70)	$2,896
% change (2011 vs. 2010)	4.2%	(18.2%)	60.9%	3.8%	(11.0%)	15.7%

Stabilized	$275	$(623)	$(1,175)	$9	$(76)	$(1,590)
Non-stabilized	$95	$19	$4,359	$7	$6	$4,486
Change	$370	$(604)	$3,184	$16	$(70)	$2,896

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $2.6 million, or 4.0%, to approximately $61.1 million during fiscal year 2011, compared to $63.7 million in fiscal year 2010. The mortgage interest expense category does not include interest expense on the multi-bank line of credit we entered into in the first quarter of fiscal year 2011, which totaled approximately $851,000 in fiscal year 2011, or interest expense totaling approximately $96,000 in fiscal year 2011 on our two loans financed with Recovery Zone Facility Bonds.  Mortgage interest expense and interest expense on our line of credit and on our two loans financed with Recovery Zone Facility Bonds are all components of “Interest expense” on our consolidated statement of operations. Mortgage interest expense for properties newly acquired in fiscal years 2011 and 2010 added $321,000 to our total mortgage interest expense in fiscal year 2011, while mortgage interest expense on existing properties decreased $2.9 million.  Our overall weighted average interest rate on all outstanding mortgage debt was 5.92% as of April 30, 2011, compared to 6.17% as of April 30, 2010.  Our mortgage debt decreased approximately $63.8 million, or 6.0%, to approximately $993.8 million as of April 30, 2011, compared to April 30, 2010. Mortgage debt does not include our multi-bank line of credit and our two loans financed with Recovery Zone Facility Bonds, both of which appear on our consolidated balance sheet in “Other debt.”

Index
2011 Annual Report 46

Mortgage interest expense by reportable segment for the fiscal years ended April 30, 2011 and 2010 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2011	$16,550	$21,349	$16,307	$3,786	$3,151	$61,143
2010	$16,540	$22,864	$17,023	$3,884	$3,392	$63,703
Change	$10	$(1,515)	$(716)	$(98)	$(241)	$(2,560)
% change (2011 vs. 2010)	0.1%	(6.6%)	(4.2%)	(2.5%)	(7.1%)	(4.0%)

Stabilized	$(159)	$(1,608)	$(710)	$(163)	$(241)	$(2,881)
Non-stabilized	$169	$93	$(6)	$65	$0	$321
Change	$10	$(1,515)	$(716)	$(98)	$(241)	$(2,560)

•
Decreased Amortization Expense. The Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the lease, rather than the estimated life of the buildings and improvements.  The Company accordingly initially records additional amortization expense due to this shorter amortization period, which has the effect in the short term of decreasing the Company’s net income available to common shareholders, as computed in accordance with GAAP.  Amortization expense related to in-places leases totaled $7.1 million in fiscal year 2011, compared to $8.6 million in fiscal year 2010. The decrease in amortization expense in fiscal year 2011 compared to fiscal year 2010 was primarily due to prior years’ acquisitions becoming completely amortized.

•
Increased Administrative expenses.  Administrative expenses totaled $6.6 million in fiscal year 2011, compared to $5.7 million in fiscal year 2010, with the increase due primarily to higher salary and employee incentive compensation expense.

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

	Stabilized Properties		All Properties
	Fiscal Year Ended April 30,		Fiscal Year Ended April 30,
Segments	2010	2009	2010	2009
Multi-Family Residential	89.6%	93.6%	89.7%	93.4%
Commercial Office	84.2%	87.4%	83.4%	87.5%
Commercial Medical	94.5%	95.6%	95.1%	95.0%
Commercial Industrial	90.3%	96.9%	90.7%	97.0%
Commercial Retail	82.8%	84.7%	82.8%	84.7%

•
Concessions.  Our overall level of tenant concessions decreased for the fiscal year ended April 30, 2010 compared to the year-earlier period. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties.  Rent concessions offered during the fiscal year ended April 30, 2010 and 2009 lowered our operating revenues by approximately $2.4 million.

Index
2011 Annual Report 47

The following table shows the approximate reduction in our operating revenues due to rent concessions, by segment, for the fiscal years ended April 30, 2010 and 2009:

	(in thousands)
	Fiscal Year Ended April 30,
	2010	2009	Change
Multi-Family Residential	$1,152	$1,085	$67
Commercial Office	747	1,036	(289)
Commercial Medical	381	34	347
Commercial Industrial	99	220	(121)
Commercial Retail	27	44	(17)
Total	$2,406	$2,419	$(13)

•
Increased Depreciation Expense.  Depreciation expense increased in fiscal year 2010 compared to fiscal year 2009, from $52.1 million to $54.6 million, an increase of $2.5 million or approximately 4.8%.  Depreciation expense at properties newly acquired in fiscal years 2010 and 2009 added $1.3 million to the depreciation expense category during fiscal year 2010 while depreciation expenses at existing properties increased by $1.2 million.  Depreciation expense consists of depreciation on buildings and capital improvements, and does not include depreciation on property and equipment at the Company’s offices. Depreciation for property and equipment at the Company’s offices was $498,000 for a total Depreciation/amortization related to real estate investments of $55.1 million for fiscal year 2010.

Depreciation expense by reportable segment for the fiscal years ended April 30, 2010 and 2009 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$13,105	$20,574	$14,383	$3,498	$3,035	$54,595
2009	$12,076	$20,760	$13,109	$3,368	$2,766	$52,079
Change	$1,029	$(186)	$1,274	$130	$269	$2,516
% change (2010 vs. 2009)	8.5%	(0.9%)	9.7%	3.9%	9.7%	4.8%

Stabilized	$697	$(279)	$535	$(16)	$269	$1,206
Non-stabilized	$332	$93	$739	$146	$0	$1,310
2010	$1,029	$(186)	$1,274	$130	$269	$2,516

•
Decreased Utility Expense.  Utility expense totaled $17.1 million in fiscal year 2010, compared to $18.1 million in fiscal year 2009.  Utility expenses at properties newly acquired in fiscal years 2010 and 2009 added $313,000 to the utility expense category during fiscal year 2010 (with our commercial medical segment accounting for $311,000), while utility expenses at existing properties decreased by $1.3 million, primarily due in part to decreased heating costs compared to fiscal year 2009’s unseasonably cold temperatures and, to a lesser degree, decreased rates in fiscal year 2010 compared to fiscal year 2009’s higher fuel costs (notably in our commercial office segment with a decrease of $682,000), for a total decrease of $1.0 million or 5.6% in utility expenses in fiscal year 2010 compared to fiscal year 2009.

Utility expenses by reportable segment for the fiscal years ended April 30, 2010 and 2009 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$6,303	$7,188	$2,937	$185	$488	$17,101
2009	$6,861	$7,851	$2,859	$93	$448	$18,112
Change	$(558)	$(663)	$78	$92	$40	$(1,011)
% change (2010 vs. 2009)	(8.1%)	(8.4%)	2.7%	98.9%	8.9%	(5.6%)

Stabilized	$(542)	$(682)	$(233)	$93	$40	$(1,324)
Non-stabilized	$(16)	$19	$311	$(1)	$0	$313
Change	$(558)	$(663)	$78	$92	$40	$(1,011)

Index
2011 Annual Report 48

•
Increased Maintenance Expense.  Maintenance expenses totaled $27.0 million in fiscal year 2010, compared to $26.4 million in fiscal year 2009.  Maintenance expenses at properties newly acquired in fiscal years 2010 and 2009 added approximately $421,000 to the maintenance expense category during fiscal year 2010, while maintenance expenses at existing properties increased by approximately $120,000, primarily for payroll and taxes and vehicle expenses at our multi-family residential segment resulting in a net increase of approximately $541,000 million or 2.0% in maintenance expenses in fiscal year 2010 compared to fiscal year 2009.  Under the terms of most of our commercial leases, the full cost of maintenance is paid by the tenant as additional rent. For our noncommercial real estate properties, any increase in our maintenance costs must be collected from tenants in the form of general rent increases.

Maintenance expenses by reportable segment for the fiscal years ended April 30, 2010 and 2009 are as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$9,549	$11,127	$4,210	$738	$1,348	$26,972
2009	$9,084	$11,287	$4,046	$566	$1,448	$26,431
Change	$465	$(160)	$164	$172	$(100)	$541
% change (2010 vs. 2009)	5.1%	(1.4%)	4.1%	30.4%	(6.9%)	2.0%

Stabilized	$324	$(186)	$(90)	$172	$(100)	$120
Non-stabilized	$141	$26	$254	$0	$0	$421
Change	$465	$(160)	$164	$172	$(100)	$541

•
Increased Real Estate Tax Expense.  Real estate taxes on properties newly acquired in fiscal years 2010 and 2009 added $192,000 to real estate tax expense (with our commercial industrial segment accounting for $161,000), while real estate taxes on existing properties increased by approximately $941,000, for a total increase of $1.1 million or 3.9% in real estate tax expense in fiscal year 2010 compared to fiscal year 2009, from $29.1 million to $30.2 million.  The increase in real estate taxes was primarily due to higher value assessments or increased tax levies on our stabilized properties.

Real estate tax expense by reportable segment for the fiscal years ended April 30, 2010 and 2009 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$6,316	$14,150	$5,046	$2,550	$2,148	$30,210
2009	$6,654	$13,850	$4,515	$1,878	$2,180	$29,077
Change	$(338)	$300	$531	$672	$(32)	$1,133
% change (2010 vs. 2009)	(5.1%)	2.2%	11.8%	35.8%	(1.5%)	3.9%

Stabilized	$(212)	$262	$412	$511	$(32)	$941
Non-stabilized	$(126)	$38	$119	$161	$0	$192
Change	$(338)	$300	$531	$672	$(32)	$1,133

•
Increased Insurance Expense.  Insurance expense increased in fiscal year 2010 compared to fiscal year 2009, from $2.9 million to $3.6 million, an increase of approximately 26.2%.  Insurance expense at properties newly-acquired in fiscal years 2010 and 2009 added approximately $99,000 to insurance expense, while insurance expense at existing properties increased by approximately $652,000, for an increase of approximately $751,000 in insurance expense in fiscal year 2010 compared to fiscal year 2009.  The increase in insurance expense at stabilized properties is due to an increase in premiums, most notably in our multi-family residential segment of $531,000.

Index
2011 Annual Report 49

Insurance expense by reportable segment for the fiscal years ended April 30, 2010 and 2009 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$1,664	$1,051	$479	$224	$197	$3,615
2009	$1,089	$1,003	$419	$171	$182	$2,864
Change	$575	$48	$60	$53	$15	$751
% change (2010 vs. 2009)	52.8%	4.8%	14.3%	31.0%	8.2%	26.2%

Stabilized	$531	$39	$20	$47	$15	$652
Non-stabilized	$44	$9	$40	$6	$0	$99
Change	$575	$48	$60	$53	$15	$751

•
Increased Property Management Expense.  Property management expense increased in fiscal year 2010 compared to fiscal year 2009, from $16.7 million to $18.4 million, an increase of $1.7 million or approximately 10.0%.  Property management expenses at properties newly acquired in fiscal years 2010 and 2009 added $2.4 million to the property management category during fiscal year 2010 (with our commercial medical segment accounting for $2.2 million) while property management expenses at existing properties decreased by $734,000 primarily as a result of a reduction in bad debt expense.

Property management expense by reportable segment for the fiscal years ended April 30, 2010 and 2009 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$8,783	$3,317	$5,232	$424	$637	$18,393
2009	$7,627	$3,653	$4,207	$434	$807	$16,728
Change	$1,156	$(336)	$1,025	$(10)	$(170)	$1,665
% change (2010 vs. 2009)	15.2%	(9.2%)	24.4%	(2.3%)	(21.1%)	10.0%

Stabilized	$1,036	$(362)	$(1,213)	$(25)	$(170)	$(734)
Non-stabilized	$120	$26	$2,238	$15	$0	$2,399
Change	$1,156	$(336)	$1,025	$(10)	$(170)	$1,665

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $596,000, or 0.9%, to approximately $63.7 million during fiscal year 2010, compared to $64.3 million in fiscal year 2009. Mortgage interest expense for properties newly acquired in fiscal years 2010 and 2009 added $887,000 to our total mortgage interest expense in fiscal year 2010, while mortgage interest expense on existing properties decreased $1.5 million.  Our overall weighted average interest rate on all outstanding mortgage debt was 6.17% as of April 30, 2010, compared to 6.30% as of April 30, 2009.  Our mortgage debt decreased approximately $12.5 million, or 1.2%, to approximately $1.1 billion as of April 30, 2010, compared to April 30, 2009.

Index
2011 Annual Report 50

Mortgage interest expense by reportable segment for the fiscal years ended April 30, 2010 and 2009 is as follows:

	(in thousands)
	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments

2010	$16,540	$22,864	$17,023	$3,884	$3,392	$63,703
2009	$16,159	$23,658	$16,870	$3,743	$3,869	$64,299
Change	$381	$(794)	$153	$141	$(477)	$(596)
% change (2010 vs. 2009)	2.4%	(3.4%)	0.9%	3.8%	(12.3%)	(0.9%)

Stabilized	$325	$(794)	$(457)	$(80)	$(477)	$(1,483)
Non-stabilized	$56	$0	$610	$221	$0	$887
Change	$381	$(794)	$153	$141	$(477)	$(596)

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

•
Increased Administrative expenses.  Administrative expenses totaled $5.7 million in fiscal year 2010, compared to $4.4 million in fiscal year 2009, with the increase due primarily to higher salary and employee incentive compensation expense associated with our internal property management initiative.

Comparison of Results from Commercial and Residential Properties

The following table presents an analysis of the relative investment in (corresponding to “Property owned” on the balance sheet, i.e., cost), and net operating income of, our commercial and multi-family residential properties over the past three fiscal years:

	(in thousands)
Fiscal Years Ended April 30	2011	%	2010	%	2009	%
Real Estate Investments – (cost before depreciation)
Multi-Family Residential	$484,815	27.4%	$556,867	30.9%	$542,547	31.4%
Commercial Office	595,491	33.6%	582,943	32.4%	571,565	33.0%
Commercial Medical	447,831	25.3%	430,229	23.9%	388,219	22.4%
Commercial Industrial	117,602	6.6%	113,249	6.3%	108,103	6.3%
Commercial Retail	125,059	7.1%	117,231	6.5%	119,151	6.9%
Total	$1,770,798	100.0%	$1,800,519	100.0%	$1,729,585	100.0%
Net Operating Income
Multi-Family Residential	$32,709	24.1%	$34,523	25.2%	34,317	25.4%
Commercial Office	41,692	30.8%	45,246	33.0%	45,802	33.8%
Commercial Medical	43,582	32.2%	39,535	28.9%	36,501	27.0%
Commercial Industrial	8,837	6.5%	8,974	6.6%	9,346	6.9%
Commercial Retail	8,664	6.4%	8,602	6.3%	9,338	6.9%
Total	$135,484	100.0%	$136,880	100.0%	$135,304	100.0%

Index
2011 Annual Report 51

Analysis of Lease Expirations and Credit Risk

The following table shows the annual lease expiration percentages and base rent of expiring leases for the total commercial segments properties owned by us as of April 30, 2011, for fiscal years 2012 through 2021, and the leases that will expire during fiscal year 2022 and beyond. Our multi-family residential properties are excluded from this table, since residential leases are generally for a one-year term.

Fiscal Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration	Percentage of Total Commercial Segments Annualized Base Rent
2012	1,991,437	19.1%	$16,234,582	13.3%
2013	871,687	8.4%	10,734,839	8.8%
2014	1,355,201	13.0%	17,219,669	14.1%
2015	845,870	8.1%	9,831,246	8.0%
2016	1,354,079	13.0%	13,754,067	11.3%
2017	1,077,571	10.4%	13,534,579	11.1%
2018	317,263	3.1%	5,328,258	4.4%
2019	547,109	5.3%	7,277,682	5.9%
2020	327,955	3.2%	4,261,677	3.5%
2021	326,605	3.1%	3,923,576	3.2%
Thereafter	1,386,570	13.3%	20,071,153	16.4%
Totals	10,401,347	100.0%	$122,171,328	100.0%

The following table lists our top ten commercial tenants on April 30, 2011, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of April 30, 2011.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 10.8% of our total commercial segments’ minimum rents as of April 30, 2011.

(in thousands)
Lessee	% of Total Commercial Segments Minimum Rents as of April 30, 2011
Affiliates of Edgewood Vista	10.8%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health Services	3.1%
Applied Underwriters	2.3%
Affiliates of Siemens USA	2.1%
HealthEast Care System	1.7%
Microsoft (NASDAQ: MSFT)	1.4%
Smurfit - Stone Container (NASDAQ: SSCC)	1.4%
Nebraska Orthopaedic Hospital	1.3%
Arcadis Corporate Services, Inc.	1.2%
All Others	71.2%
Total Monthly Commercial Rent as of April 30, 2011	100.0%

Property Acquisitions

IRET Properties paid approximately $45.6 million for real estate properties added to its portfolio during fiscal year 2011, compared to $55.4 million in fiscal year 2010. The fiscal year 2011 and 2010 additions are detailed below.

Index
2011 Annual Report 52

Fiscal 2011 (May 1, 2010 to April 30, 2011)

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
24 unit - North Pointe 2 - Bismarck, ND	$159	$1,713	$0	$1,872
44 unit - Sierra Vista - Sioux Falls, SD	241	2,097	0	2,338
	400	3,810	0	4,210

Commercial Office
58,574 sq. ft. Omaha 10802 Farnam Dr - Omaha, NE	2,462	4,374	1,459	8,295

Commercial Medical
14,705 sq. ft. Billings 2300 Grant Road - Billings, MT	649	1,216	657	2,522
14,640 sq. ft. Missoula 3050 Great Northern - Missoula, MT	640	1,331	752	2,723
108,503 sq. ft. Edgewood Vista Minot - Minot, ND	1,046	11,590	2,545	15,181
23,965 sq. ft. Edgewood Vista Spearfish Expansion - Spearfish, SD1	0	2,777	0	2,777
	2,335	16,914	3,954	23,203

Commercial Industrial
42,244 sq. ft. Fargo 1320 45th St N - Fargo, ND2	0	1,634	0	1,634

Commercial Retail
47,709 sq. ft. Minot 1400 31st Ave - Minot, ND	1,026	6,143	1,081	8,250

Total Property Acquisitions	$6,223	$32,875	$6,494	$45,592

(1)	Expansion project placed in service January 10, 2011. Approximately $497,000 of this cost was incurred in the three months ended April 30, 2011.
(2)	Development property placed in service June 22, 2010. Additional costs incurred in fiscal year 2010 totaled $2.3 million, for a total project cost at April 30, 2011 of $3.9 million.

Index
2011 Annual Report 53

Fiscal 2010 (May 1, 2009 to April 30, 2010)

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
16-unit Northern Valley Apartments - Rochester, MN	$110	$610	$0	$720
48-unit Crown Apartments - Rochester, MN	261	3,289	0	3,550
	371	3,899	0	4,270
Commercial Office
15,000 sq. ft. Minot 2505 16th Street SW - Minot, ND	372	1,724	304	2,400

Commercial Medical
65,160 sq. ft. Casper 1930 E. 12th Street (Park Place) - Casper, WY	439	5,780	1,120	7,339
35,629 sq. ft. Casper 3955 E. 12th Street (Meadow Wind) - Casper, WY	338	5,881	1,120	7,339
47,509 sq. ft. Cheyenne 4010 N. College Drive (Aspen Wind) - Cheyenne, WY	628	9,869	1,960	12,457
54,072 sq. ft. Cheyenne 4606 N. College Drive (Sierra Hills) - Cheyenne, WY	695	7,455	1,410	9,560
35,629 sq. ft. Laramie 1072 N. 22nd Street (Spring Wind) - Laramie, WY	406	6,634	1,265	8,305
	2,506	35,619	6,875	45,000
Commercial Industrial
42,180 sq. ft. Clive 2075 NW 94th Street - Clive, IA	408	2,610	332	3,350

Unimproved Land
Fargo 1320 45th Street N. - Fargo, ND	395	0	0	395

Total Property Acquisitions	$4,052	$43,852	$7,511	$55,415

Index
2011 Annual Report 54

Property Dispositions

During fiscal year 2011, the Company sold four multi-family residential properties and one property in each of its commercial medical, industrial and retail segments, for sales prices totaling approximately $83.3 million, compared to dispositions totaling $560,000 in fiscal year 2010.  The fiscal year 2011 and 2010 dispositions are detailed below.

Fiscal 2011 (May 1, 2010 to April 30, 2011)

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
504 unit - Dakota Hill at Valley Ranch - Irving, TX	$36,100	$30,909	$5,191
192 unit - Neighborhood Apartments - Colorado Springs, CO	11,200	9,664	1,536
195 unit - Pinecone Apartments - Fort Collins, CO	15,875	10,422	5,453
210 unit - Miramont Apartments - Fort Collins, CO	17,200	10,732	6,468
	80,375	61,727	18,648

Commercial Medical
1,410 sq. ft. Edgewood Vista Patio Home 4330 - Fargo, ND	205	220	(15)

Commercial Industrial
29,440 sq. ft. Waconia Industrial Building - Waconia, MN	2,300	1,561	739

Commercial Retail
41,000 sq. ft. Ladysmith Pamida - Ladysmith, WI	450	457	(7)

Total Property Dispositions	$83,330	$63,965	$19,365

Fiscal 2010 (May 1, 2009 to April 30, 2010)

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential 42 unit - Sweetwater Apartments - Grafton, ND	$450	$382	$68

Commercial Office
10,126 sq. ft. 12 South Main - Minot, ND	110	110	0

Total Property Dispositions	$560	$492	$68

Funds From Operations

IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT). NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.”  Because of limitations of the FFO definition adopted by NAREIT, IRET has made certain interpretations in applying the definition.  IRET believes all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.

Index
2011 Annual Report 55

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

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2011 was $62.2 million, compared to $61.5 million and $64.6 million for the fiscal years ended April 30, 2010 and 2009, respectively. The increase in FFO in fiscal year 2011 compared to fiscal year 2010 was due to those factors discussed above in the sections titled “Changes in Expenses and Net Income” and “Factors Impacting Net Income During Fiscal Year 2011 as Compared to Fiscal Year 2010.”

Reconciliation of Net Income Attributable to Investors Real Estate Trust to Funds From Operations

For the years ended April 30, 2011, 2010 and 2009:

	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2011				2010				2009
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income attributable to Investors Real Estate Trust	$20,082		$		$4,001		$		$8,526		$
Less dividends to preferred shareholders	(2,372)				(2,372)				(2,372)
Net income available to common shareholders	17,710	78,628		0.22	1,629	69,093		0.03	6,154	58,603		0.11
Adjustments:
Noncontrolling interests – Operating Partnership	4,449	20,154			562	20,825			2,227	21,217
Depreciation and amortization(1)	59,402				59,383				56,295
Gains on depreciable property sales	(19,365)				(68)				(54)
Funds from operations applicable to common shares and Units	$62,196	98,782		$0.63	$61,506	89,918		$0.69	$64,622	79,820		$0.81

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Consolidated Statements of Operations, totaling $58,528, $57,455 and $54,434 and depreciation/amortization from Discontinued Operations of $1,146, $2,308 and $2,280, less corporate-related depreciation and amortization on office equipment and other assets of $272, $380 and $419 for the fiscal year ended April 30, 2011, 2010 and 2009.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Index
2011 Annual Report 56

Cash Distributions

The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2011, 2010 and 2009:

	Fiscal Years
Quarters	2011	2010	2009
First	$.1715	$.1705	$.1685
Second	.1715	.1710	.1690
Third	.1715	.1715	.1695
Fourth	.1715	.1715	.1700
	$.6860	$.6845	$.6770

The fiscal year 2011 cash distributions increased 0.2% over the cash distributions paid during fiscal year 2010, and fiscal year 2010 cash distributions increased 1.1% over the cash distributions paid during fiscal year 2009.

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

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial and residential real estate markets continue to experience significant challenges including reduced occupancies and rental rates as well as restrictions on the availability of financing.  In the event of further deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations.

For the fiscal year ended April 30, 2011, the Company paid distributions totaling $56.3 million in cash and $11.4 million in common shares pursuant to our DRIP to common shareholders and unitholders of the Operating Partnership, as compared to net cash provided by operating activities of $58.8 million and funds from operations of $62.2 million.  Additional cash to fund the distribution was provided by property refinancings in which the Company was able to withdraw cash following the placement of new mortgages on Company properties.  Subsequent to the end of fiscal year 2011, the Board of Trustees of the Company approved a plan to reduce the Company’s quarterly distribution to $0.1300 from $0.1715 per common share and limited partnership unit (an indicated annual rate of $0.5200 per share/unit), effective with the next quarterly distribution planned for October 3, 2011.  The Board of Trustees currently intends to maintain this level of cash distribution for at least the next four quarters.   All future distributions remain subject to the discretion of the Company’s Board of Trustees.

To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company’s long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, the Company intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of UPREIT Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or unsecured indebtedness.  However, our ability to raise funds through the sale of equity securities, the sale of properties, and additional long-term secured or unsecured borrowings is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, and the current trading price of our common shares, and the capital and debt markets

Index
2011 Annual Report 57

may not consistently be available at all or on terms that we consider attractive. In particular, as a result of the recent economic downturn and turmoil in the capital markets, the availability of secured and unsecured loans was for a time sharply curtailed. We cannot predict whether these conditions will recur. As a result of general economic conditions in our markets, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset values.

Sources and Uses of Cash

As of April 30, 2011, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on August 11, 2013, and had, as of April 30, 2011, lending commitments of $50.0 million, with the capacity to grow to $60.0 million. Participants in the line of credit include several banks whose previous separate credit lines to the Company were terminated during the second quarter of fiscal year 2011 following their consolidation into the First International Bank-led facility. Participants in this secured credit facility as of April 30, 2011 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota: American State Bank & Trust Company and Town & Country Credit Union. As of April 30, 2011, the Company had advanced $30.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2011, the management of the Company believes it is in compliance with the facility covenants.

The Company also maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.0 million; Peoples State Bank of Velva, North Dakota, deposit of $150,000; Associated Bank, Green Bay, Wisconsin, deposit of $200,000, and Equity Bank, Minnetonka, Minnesota, deposit of $300,000.

In September 2008, the Company filed a shelf registration statement on Form S-3 to offer for sale from time to time common shares and preferred shares.  This registration statement was declared effective in October 2008.  We may sell any combination of common shares and preferred shares up to an aggregate initial offering price of $150.0 million during the period that the registration statement remains effective.  During fiscal year 2011, the Company sold 1.8 million common shares under this registration statement, under its continuous offering program with Robert W. Baird & Co. Incorporated as sales agent, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts and commissions.  As of April 30, 2011, the Company had available securities under this registration statement in the aggregate amount of approximately $18.2 million.  This amount is reserved for issuance under the Company’s continuous offering program with Robert W. Baird & Co. Incorporated.

In April 2010, the Company filed a shelf registration statement on Form S-3 to register any combination of common shares and preferred shares up to an aggregate initial offering price of $150.0 million during the period that the registration statement remains effective.  To date the Company has not issued any common or preferred shares under this registration statement.

Economic conditions in the United States have begun to show some signs of improvement, but the sustainability of a recovery is still uncertain and economic growth has been sluggish and weak.  Credit markets also appear to have stabilized, and in our experience credit availability has improved compared to the recent recessionary period, as bank earnings and liquidity recover, particularly among the larger financial institutions. In fiscal year 2011, however, we observed that while benchmark interest rates such as LIBOR remained near historic lows, underwriting

Index
2011 Annual Report 58

on commercial real estate continued to be more conservative compared to the underwriting standards employed prior to the recessionary period, with recourse security more frequently required, lower amounts of proceeds available, and lenders limiting the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk. Accordingly, while we continue to expect to be able to refinance our maturing debt in our commercial office, medical, industrial and retail segments, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and we are correspondingly cautious regarding our ability in fiscal year 2012 to rely on cash-out refinancings at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes. Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties; we consider that one of the consequences of a modification in the agencies’ roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac, and we continue to plan to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward would most likely result in higher loan costs and/or more constricted availability of financing for us.  As of April 30, 2011, approximately 36.4%, or $11.4 million of our mortgage debt maturing in the next twelve months is placed on multi-family residential assets, and approximately 63.6%, or $19.9 million, is placed on properties in our four commercial segments. Mortgage debt maturing in the first two quarters of fiscal year 2012 consists of approximately $7.9 million on multi-family residential assets, and approximately $10.0 million on properties in our four commercial segments. Of this $17.9 million, as of June 30, 2011, we have signed commitments to refinance approximately $6.5 million in commercial debt, and are working to either refinance, renew, pay off with cash or apply credit line facilities to the remainder of the maturing debt.

Despite these market uncertainties, and a continued tightening in credit standards by lenders, IRET during fiscal year 2011 acquired properties with an investment cost totaling $45.6 million.  In fiscal year 2011, IRET disposed of four multi-family residential properties and one property in each of its commercial medical, industrial and retail segments, for sales prices totaling approximately $83.3 million, compared to dispositions totaling $560,000 in fiscal year 2010.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount (currently 5%) from the market price, and to purchase additional common shares of the Company with voluntary cash contributions, also at a discount to the market price. The maximum monthly investment permitted without prior Company approval is currently $10,000. During fiscal year 2011, the Company revised its DRIP to permit the Company to issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. No such waivers were granted during fiscal year 2011. During fiscal year 2011, approximately 1.7 million common shares were issued under the DRIP plan, with an additional 1.4 million common shares issued during fiscal year 2010, and 1.3 million common shares issued during fiscal year 2009.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  Approximately 555,000 units were issued in connection with property acquisitions during fiscal year 2011, and approximately 390,000 units and 362,000 units, respectively, were issued in connection with property acquisitions during fiscal years 2010 and 2009.

As a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, the Company’s equity capital increased during fiscal 2011 by $31.2 million. Additionally, the equity capital of the Company increased by $5.0 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital of $36.2 million from these sources during fiscal year 2011. The Company’s equity capital increased by $122.8 million and $21.1 million in fiscal years 2010 and 2009, respectively, as a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, and contributions of real estate in exchange for UPREIT units.

Cash and cash equivalents on April 30, 2011 totaled $41.2 million, compared to $54.8 million and $33.2 million on the same date in 2010 and 2009, respectively. Net cash provided by operating activities decreased slightly to $58.8 million in fiscal year 2011 from $61.4 million in fiscal year 2010 due primarily to changes in deferred charges and

Index
2011 Annual Report 59

accounts payable, accrued expenses, and other liabilities. Despite a decrease in net income, net cash provided by operating activities increased slightly to $61.4 million in fiscal year 2010 from $60.1 million in fiscal year 2009, due to multiple factors including changes in accounts receivable, accounts payable and other non-cash items.

Net cash provided by investing activities was $11.7 million in fiscal year 2011, compared to $79.0 million of net cash used by investing activities in fiscal year 2010. Net cash used by investing activities was $54.4 million in fiscal year 2009. The increase in net cash provided by investing activities in fiscal year 2011 compared to fiscal year 2010 was primarily a result of an increase in proceeds from the sale of real estate coupled with a reduction in expenditures for acquisitions and improvements of real estate investments. Net cash used by financing activities during fiscal year 2011 was $84.1 million, compared to $39.1 million provided by financing activities during fiscal year 2010, with the change due primarily to a decrease in proceeds from the sale of common shares, a decrease in proceeds from mortgages payable and an increase in principal payments on mortgages payable. Net cash provided by financing activities during fiscal year 2010 was $39.1 million, compared to $26.0 million used by financing activities during fiscal year 2009. The difference was due primarily to an increase in proceeds from the sale of common shares and an increase in proceeds from mortgage borrowings and refinancings, net of principal payments on mortgages.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased to $993.8 million on April 30, 2011 from  $1.1 billion on April 30, 2010, due to principal payments and loan payoffs, net of new debt. Approximately 99.8% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2011, the weighted average rate of interest on the Company’s mortgage debt was 5.92%, compared to 6.17% on April 30, 2010.

Revolving lines of credit. As of April 30, 2011, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on August 11, 2013, and had, as of April 30, 2011, lending commitments of $50.0 million, with the capacity to grow to $60.0 million. Participants in the line of credit include several banks whose previous separate credit lines to the Company were terminated during the second quarter of fiscal year 2011 following their consolidation into the First International Bank-led facility. Participants in this secured credit facility as of April 30, 2011 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota: American State Bank & Trust Company and Town & Country Credit Union. As of April 30, 2011, the Company had advanced $30.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2011, the management of the Company believes it is in compliance with the facility covenants.

Mortgage Loans Receivable. Mortgage loans receivable net of allowance decreased to approximately $156,000 at April 30, 2011, from approximately $158,000 at April 30, 2010.

Property Owned. Property owned was $1.8 billion at April 30, 2011 and 2010. Acquisitions and improvements to existing properties in fiscal year 2011, offset by fiscal year 2011 dispositions, resulted in no net increase in property owned as of April 30, 2011 compared to April 30, 2010.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2011 totaled $41.2 million, compared to $54.8 million on April 30, 2010. The decrease in cash on hand on April 30, 2011, as compared to April 30, 2010, was due primarily to the acquisition and development of property, as well as the paying down of mortgage debt.

Marketable Securities. IRET’s investment in marketable securities classified as available-for-sale increased to  approximately $625,000 on April 30, 2011, from $420,000 on April 30, 2010. Marketable securities are held available for sale and, from time to time, the Company invests excess funds in such securities or uses the funds so invested for operational purposes.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership decreased to 20.1 million units on April 30, 2011, compared to 20.5 million units on April 30, 2010. The decrease in units outstanding

Index
2011 Annual Report 60

at April 30, 2011 as compared to April 30, 2010, resulted primarily from the conversion of units to shares, net of units issued in exchange for property.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2011 totaled 80.5 million compared to 75.8 million common shares outstanding on April 30, 2010. This increase in common shares outstanding from April 30, 2010 to April 30, 2011 was due to the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan. During the first quarter of fiscal year 2011, the Company sold 1.8 million common shares under its continuous offering program with Robert W. Baird & Co. Incorporated as sales agent.  The net proceeds (before offering expenses but after underwriting discounts and commissions) from the offering of $15.0 million were used for general corporate purposes including the acquisition of investment properties. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 1.7 million common shares issued during fiscal year 2011, for a total value of approximately $14.5 million. Conversions of approximately 1.0 million UPREIT Units to common shares during fiscal year 2011, for a total of approximately $6.9 million in IRET shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the twelve months ended April 30, 2011 compared to the twelve months ended April 30, 2010. Preferred shares of beneficial interest outstanding on April 30, 2011 and 2010 totaled 1.2 million.

Contractual Obligations and Other Commitments

The primary contractual obligations of the Company relate to its borrowings under its line of credit and mortgage notes payable. The Company’s line of credit matures in August 2013, and had $30.0 million in loans outstanding at April 30, 2011. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2011, are included in the table below as “Long-term debt.” Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2011. The “Other Debt” category consists of principal and interest payments on new loans for our Jamestown Mall and Trinity Hospital build-to-suit development projects, which are financed with Recovery Zone Facility Bonds, and of an unsecured promissory note issued by the Company to the sellers of an office/warehouse property located in Minnesota (a portion of the purchase price was paid by the Company in the form of a $1.0 million promissory note with a ten-year term; if the tenant defaults in the initial terms of the lease, the then-current balance of the promissory note is forfeited to the Company).

As of April 30, 2011, the Company was a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $501,000 per year in rent under these leases, which have remaining terms ranging from 1.3 to 90 years, and expiration dates ranging from July 2012 to October 2100.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant purchase obligations as of April 30, 2011, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in the purchase obligation category are costs for construction and expansion projects and capital improvements at the Company’s properties. Purchase obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,346,133	$116,388	$220,952	$257,208	$751,585
Line of credit(1)	$30,000	$0	$30,000	$0	$0
Other Debt (principal and interest)	$12,649	$543	$1,162	$1,150	$9,794
Operating Lease Obligations	$24,960	$501	$999	$974	$22,486
Purchase Obligations	$5,125	$5,125	$0	$0	$0

(1)	Amount includes principal payments only. The Company will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 7 to the Consolidated Financial Statements.

Index
2011 Annual Report 61

Off-Balance-Sheet Arrangements

As of April 30, 2011, the Company had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 30, 2011, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 15, 2011. On July 1, 2011, the Company paid a distribution of 17.15 cents per share on the Company’s common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 15, 2011. Subsequent to the end of fiscal year 2011, the Company’s Board of Trustees approved a plan to reduce the Company’s quarterly distribution to $0.1300 from $0.1715 per common share and limited partnership unit, effective with the next quarterly distribution planned for October 3, 2011.  The Board of Trustees currently intends to maintain this level of cash distribution for at least the next four quarters.  All future distributions remain subject to the discretion of the Company’s Board of Trustees.

Pending Acquisitions.  The Company has signed purchase agreements to acquire the following properties; all of these pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these acquisitions will be completed:

A 147-unit multi-family residential property in St. Cloud, Minnesota for a purchase price totaling approximately $10.9 million, of which approximately $7.2 million would consist of the assumption of existing debt, with the remaining approximately $3.7 million paid in cash (approximately $2.2 million) and by the issuance of limited partnership units of the Operating Partnership valued at approximately $1.5 million;

Two multi-family residential projects in Billings, Montana with a total of 36 units, for a purchase price totaling approximately $2.1 million, of which approximately $2.0 million would be paid through the issuance of limited partnership units of the Operating Partnership;

Two multi-family residential properties in Sioux Falls, South Dakota, with 50 units and 24 units, respectively, for purchase prices of $4.7 million and $2.3 million, respectively, to be paid in cash;

Six senior housing projects located in Boise, Idaho and towns surrounding Boise, with a total of approximately 209 units, for a total purchase price of approximately $29.5 million.  The Company currently expects that this acquisition will close in the second quarter of the current fiscal year, although, as noted above, the acquisition is subject to various closing conditions and contingencies, and no assurance can be given that the acquisition will be completed.

Subsequent to the end of fiscal year 2011, the Company terminated its previously-disclosed agreement for the purchase of a retail property located in Robbinsdale, Minnesota.

Development Projects.  Subsequent to the end of fiscal year 2011, in June 2011, the Company commenced construction on an approximately 159-unit apartment project in Rochester, Minnesota, located adjacent to its existing Quarry Ridge Apartment Homes.  The Company currently estimates that construction costs will total approximately $19.4 million, and that the project will be completed in approximately 14 months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates.  Because approximately 99.8% of our mortgage debt, as of April 30, 2011 (97.3% and 99.1% respectively, as of April 30, 2010 and 2009), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities,

Index
2011 Annual Report 62

interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2011, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.

	Future Principal Payments (in thousands)
Long Term Debt	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed Rate	$58,460	$49,912	$64,688	$92,476	$77,695	$649,046	$992,277	$1,012,187
Average Fixed Interest Rate	5.80%	5.82%	5.78%	5.65%	5.58%
Variable Rate	$281	$180	$666	$72	$76	$251	$1,526	$1,526
Average Variable Interest Rate	4.42%	4.61%	3.04%	5.59%	5.46%
							$993,803	$1,013,713

	Future Interest Payments (in thousands)
Long Term Debt	2012	2013	2014	2015	2016	Thereafter	Total
Fixed Rate	$57,580	$54,364	$51,052	$46,284	$40,565	$102,264	$352,109
Variable Rate	67	58	32	22	18	24	221
							$352,330

As of April 30, 2011, the weighted average interest rate on our fixed rate and variable rate loans was 5.93% and 4.69%, respectively. The weighted average interest rate on all of our mortgage debt as of April 30, 2011, was 5.92%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $1.5 million of variable rate mortgage indebtedness would increase our annual interest expense by $15,000.

Exposure to interest rate fluctuation risk on our $50.0 million secured line of credit is limited by a cap on the interest rate. The interest rate on borrowings under the facility is Wall Street Journal Prime Rate +1.0%, with a floor of 5.65% and a cap of 8.65% during the initial three-year term of the facility; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time.  The line of credit matures in August 2013 and had an outstanding balance of $30.0 million at April 30, 2011.

Marketable Securities. IRET’s investments in securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. As of April 30, 2011 and 2010, respectively, IRET had approximately $625,000 and $420,000 of marketable securities classified as “available-for-sale,” consisting of bank certificates of deposit. The values of these securities will fluctuate with changes in market interest rates.

Investments with Certain Financial Institutions. IRET has entered into a cash management arrangement with First Western Bank, the “Bank” with respect to deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2011 and 2010, these amounts totaled $23.5 million and $25.2 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Index
2011 Annual Report 63

Item 9A. Controls and Procedures

Disclosure Controls and Procedures:  As of April 30, 2011, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange act of 1934, as amended).  Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

As of April 30, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2011, was effective.

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

The Company’s internal control over financial reporting as of April 30, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page F-2 hereof, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011.

(The remainder of this page has been intentionally left blank.)

Index
2011 Annual Report 64

Item 9B.  Other Information

During the fourth quarter of fiscal year 2011, the Compensation Committee of the Board of Trustees confirmed its decisions to remove Mr. Thomas Wentz, Sr., at his request, from the group of Company executives eligible to receive an incentive bonus award for fiscal year 2011 under the Company’s Incentive Award Plan, and to establish the total potential amount of the bonus pool at approximately $1.6 million, which amount is 100% of the total of the base salaries of the Company’s executive officers (the named executive officers, including Mr. Wentz, Sr., and one other member of the Company’s management) in effect at the end of calendar year 2010.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference. IRET has adopted a Code of Ethics applicable to, among others, IRET’s principal executive officer and principal financial and accounting officer. This Code is available on our website at www.iret.com.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The following table provides information as of April 30, 2011 regarding compensation plans (including individual compensation arrangements) under which our common shares of beneficial interest are available for issuance:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	0	1,953,379(2)
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	1,953,379

(1)	The 2008 Incentive Award Plan of Investors Real Estate Trust and IRET Properties approved by shareholders on September 16, 2008.
(2)	All of the shares available for future issuance under the 2008 Incentive Award Plan approved by shareholders may be issued as restricted shares or performance shares.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Index
2011 Annual Report 65

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

4.1
Loan Agreement dated August 12, 2010 by and among IRET Properties, as borrower, the financial institutions party thereto as lenders, and First International Bank & Trust as lender and lead bank, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2010.

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
2011 Annual Report 66

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

10.6*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2005, and incorporated herein by reference.

10.7*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 12, 2005, and incorporated herein by reference.

10.8	Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

10.9*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed September 11, 2006, and incorporated herein by reference.

10.10	Loan and Security Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.

10.11*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2007, and incorporated herein by reference.

10.12*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2008, and incorporated herein by reference.

10.13*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2009, and incorporated herein by reference.

10.14*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2007, and incorporated herein by reference.

10.15*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed September 9, 2009, and incorporated herein by reference.

10.16*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2009, and incorporated herein by reference.

10.17*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 14, 2011, and incorporated herein by reference.

10.18*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed September 9, 2010, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Senior Vice President and Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

32.2	Section 906 Certification of the Senior Vice President and Chief Financial Officer, filed herewith.
________________________
*	Indicates management compensatory plan, contract or arrangement.

Index

2011 Annual Report 67

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2011	Investors Real Estate Trust

	By:	/s/ Timothy P. Mihalick
Timothy P. Mihalick
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	June 22, 2011

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee & Vice Chairman	June 22, 2011

/s/ Timothy P. Mihalick
Timothy P. Mihalick	President & Chief Executive Officer (Principal Executive Officer); Trustee	July 14, 2011

/s/ Thomas A. Wentz, Jr.
Thomas A. Wentz, Jr.	Trustee and Chief Operating Officer	July 14, 2011

/s/ Diane K. Bryantt
Diane K. Bryantt	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2011

/s/ Edward T. Schafer
Edward T. Schafer	Trustee	June 22, 2011

/s/ John D. Stewart
John D. Stewart	Trustee	June 22, 2011

/s/
Patrick G. Jones	Trustee	June 22, 2011

/s/
C.W. “Chip” Morgan	Trustee	June 22, 2011

/s/ John T. Reed
John T. Reed	Trustee	June 22, 2011

/s/ W. David Scott
W. David Scott	Trustee	June 22, 2011

/s/ Jeffrey K. Woodbury
Jeffrey K. Woodbury	Trustee	June 22, 2011

Index

2011 Annual Report 68

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF April 30, 2011 AND 2010,
AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,
EQUITY AND CASH FLOWS FOR EACH OF
THE FISCAL YEARS IN THE THREE YEARS ENDED April 30, 2011.

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2011

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

PO Box 1988
3015 16th Street SW, Suite 100
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

2011 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2011 Annual Report F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and subsidiaries (the "Company") as of April 30, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2011. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial

2011 Annual Report F-2

statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 14, 2011

2011 Annual Report F-3

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2011 and 2010

	(in thousands)
	April 30, 2011	April 30, 2010
ASSETS
Real estate investments
Property owned	$1,770,798	$1,800,519
Less accumulated depreciation	(328,952)	(308,626)
	1,441,846	1,491,893
Development in progress	9,693	2,831
Unimproved land	6,550	6,007
Mortgage loans receivable, net of allowance of $3 and $3, respectively	156	158
Total real estate investments	1,458,245	1,500,889
Other assets
Cash and cash equivalents	41,191	54,791
Marketable securities – available-for-sale	625	420
Receivable arising from straight-lining of rents, net of allowance of $996 and $912, respectively	18,933	17,320
Accounts receivable, net of allowance of $317 and $257, respectively	5,646	4,916
Real estate deposits	329	516
Prepaid and other assets	2,351	1,189
Intangible assets, net of accumulated amortization of $42,154 and $39,571, respectively	49,832	50,700
Tax, insurance, and other escrow	15,268	9,301
Property and equipment, net of accumulated depreciation of $1,231 and $924, respectively	1,704	1,392
Goodwill	1,127	1,388
Deferred charges and leasing costs, net of accumulated amortization of $13,675 and $13,131, respectively	20,112	18,108
TOTAL ASSETS	$1,615,363	$1,660,930
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$37,879	$38,514
Revolving lines of credit	30,000	6,550
Mortgages payable	993,803	1,057,619
Other	8,404	1,320
TOTAL LIABILITIES	1,070,086	1,104,003
COMMITMENTS AND CONTINGENCIES (NOTE 15)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	987	1,812
EQUITY
Investors Real Estate Trust shareholder’s equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2011 and April 30, 2010, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 80,523,265 shares issued and outstanding at April 30, 2011, and 75,805,159 shares issued and outstanding at April 30, 2010)	621,936	583,618
Accumulated distributions in excess of net income	(237,563)	(201,412)
Total Investors Real Estate Trust shareholders’ equity	411,690	409,523
Noncontrolling interests – Operating Partnership (20,067,350 units at April 30, 2011 and 20,521,365 units at April 30, 2010)	123,627	134,970
Noncontrolling interests – consolidated real estate entities	8,973	10,622
Total equity	544,290	555,115
TOTAL LIABILITIES AND EQUITY	$1,615,363	$1,660,930

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2011 Annual Report F-4

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2011, 2010, and 2009

	(in thousands, except per share data)
	2011	2010	2009
REVENUE
Real estate rentals	$192,400	$186,517	$183,349
Tenant reimbursement	45,007	44,994	45,167
TOTAL REVENUE	237,407	231,511	228,516
EXPENSES
Depreciation/amortization related to real estate investments	55,849	55,093	52,374
Utilities	18,238	17,101	18,112
Maintenance	29,240	26,972	26,431
Real estate taxes	30,852	30,210	29,077
Insurance	2,304	3,615	2,864
Property management expenses	21,289	18,393	16,728
Administrative expenses	6,617	5,716	4,430
Advisory and trustee services	605	502	452
Other expenses	1,774	2,513	1,440
Amortization related to non-real estate investments	2,679	2,362	2,060
Impairment of real estate investments	0	708	0
TOTAL EXPENSES	169,447	163,185	153,968
Gain on involuntary conversion	0	1,660	0
Interest expense	(64,021)	(65,665)	(65,014)
Interest income	259	539	599
Other income	282	355	314
Income from continuing operations	4,480	5,215	10,447
Income (loss) from discontinued operations	19,871	(630)	266
NET INCOME	24,351	4,585	10,713
Net income attributable to noncontrolling interests – Operating Partnership	(4,449)	(562)	(2,227)
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	180	(22)	40
Net income attributable to Investors Real Estate Trust	20,082	4,001	8,526
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$17,710	$1,629	$6,154
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.02	$.04	$.10
Earnings (loss) per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.20	(.01)	.01
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.22	$.03	$.11
DIVIDENDS PER COMMON SHARE	$.6860	$.6845	$.6770

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2011 Annual Report F-5

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
for the years ended April 30, 2011, 2010, and 2009

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
BALANCE APRIL 30, 2008	1,150	$27,317	57,732	$439,255	$(122,498)	$173,557	$517,631
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					8,526	2,134	10,660
Distributions - common shares					(39,612)	(14,383)	(53,995)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,186	11,385			11,385
Shares issued			641	5,978			5,978
Partnership units issued						3,730	3,730
Redemption of units for common shares			746	5,034		(5,034)	0
Adjustments to redeemable noncontrolling interests				6			6
Fractional shares repurchased			(1)	(10)			(10)
Other						394	394
BALANCE APRIL 30, 2009	1,150	$27,317	60,304	$461,648	$(155,956)	$160,398	$493,407
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					4,001	524	4,525
Distributions - common shares					(47,085)	(14,261)	(61,346)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,240	10,534			10,534
Shares issued			13,555	108,421			108,421
Partnership units issued						3,897	3,897
Redemption of units for common shares			707	3,755		(3,755)	0
Adjustments to redeemable noncontrolling interests				(192)			(192)
Fractional shares repurchased			(1)	(11)			(11)
Other				(537)		(1,211)	(1,748)
BALANCE APRIL 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$145,592	$555,115
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					20,082	4,282	24,364
Distributions - common shares					(53,861)	(13,803)	(67,664)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment plan			1,334	11,373			11,373
Shares issued			2,376	19,851			19,851
Partnership units issued						4,996	4,996
Redemption of units for common shares			1,009	6,905		(6,905)	0
Adjustments to redeemable noncontrolling interests				370			370
Fractional shares repurchased			(1)	(10)			(10)
Other				(171)		(1,562)	(1,733)
BALANCE APRIL 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2011 Annual Report F-6

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2011, 2010, and 2009

	(in thousands)
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$24,351	$4,585	$10,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,344	61,184	57,832
Gain on sale of real estate, land and other investments	(19,365)	(68)	(54)
Gain on involuntary conversion	0	(1,660)	0
Impairment of real estate investments	0	1,678	338
Donation of real estate investments	0	450	0
Bad debt expense	733	1,399	2,472
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,732)	(1,443)	(2,403)
Increase in accounts receivable	(914)	(3,371)	(603)
Increase in prepaid and other assets	(1,162)	(138)	(702)
Decrease (increase) in tax, insurance and other escrow	1,469	(2,040)	1,381
Increase in deferred charges and leasing costs	(6,501)	(4,731)	(5,686)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	551	5,567	(3,153)
Net cash provided by operating activities	58,774	61,412	60,135
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	2,766	2,588	3,645
Payments for real estate deposits	(2,579)	(3,016)	(2,354)
Principal proceeds on mortgage loans receivable	2	2	389
Proceeds from sale of marketable securities - available-for-sale	95	0	0
Purchase of marketable securities - available-for-sale	(300)	0	0
Increase in lender holdbacks for improvements	(7,436)	0	0
Proceeds from sale of real estate - discontinued operations	81,539	103	68
Proceeds from sale of real estate and other investments	74	40	0
Insurance proceeds received	347	1,395	2,962
Payments for acquisitions and improvements of real estate investments	(62,824)	(80,069)	(59,077)
Net cash provided (used) by investing activities	11,684	(78,957)	(54,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	139,947	166,490	73,530
Principal payments on mortgages payable	(213,658)	(180,482)	(67,230)
Principal payments on revolving lines of credit and other debt	(25,650)	(15,567)	(14,073)
Proceeds from revolving lines of credit and other debt	56,300	15,500	20,500
Proceeds from sale of common shares, net of issue costs	19,598	108,271	5,978
Repurchase of fractional shares and partnership units	(10)	(11)	(10)
Net (payments) proceeds from noncontrolling partner – consolidated real estate entities	(425)	(475)	717
Distributions paid to common shareholders, net of reinvestment of $10,627, $9,762 and $10,603, respectively	(43,234)	(37,323)	(29,009)
Distributions paid to preferred shareholders	(2,372)	(2,372)	(2,372)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net reinvestment of $746, $772 and $782, respectively	(13,057)	(13,489)	(13,601)
Distributions paid to noncontrolling interests – consolidated real estate entities	(1,055)	(1,273)	(165)
Distributions paid to redeemable noncontrolling interests-consolidated real estate entities	(442)	(177)	(112)
Redemption of partnership units	0	0	(158)
Net cash (used) provided by financing activities	(84,058)	39,092	(26,005)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,600)	21,547	(20,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	54,791	33,244	53,481
CASH AND CASH EQUIVALENTS AT END OF YEAR	$41,191	$54,791	$33,244

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2011 Annual Report F-7

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2011, 2010, and 2009

	(in thousands)
	2011	2010	2009
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$10,627	$9,762	$10,603
Operating partnership distribution reinvestment plan	746	772	782
Assets acquired through the issuance of operating partnership units	4,996	3,897	3,730
Operating partnership units converted to shares	6,905	3,755	5,034
Real estate investment acquired through assumption of indebtedness and accrued costs	9,895	2,569	0
Adjustments to accounts payable included within real estate investments	933	324	(90)
Fair value adjustments to redeemable noncontrolling interests	370	(192)	6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on mortgages	$63,163	$67,234	$67,947
Interest other	1,399	682	421
	$64,562	$67,916	$68,368

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2011 Annual Report F-8

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011, 2010, and 2009

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the years ended April 30, 2011 and 2010. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Michigan, Missouri,  Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of April 30, 2011, IRET owned 78 multi-family residential properties with approximately 8,661 apartment units and 176 commercial properties, consisting of commercial office, commercial medical, commercial industrial and commercial retail properties, totaling approximately 12.2 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 80.1% and 78.7%, respectively, as of April 30, 2011 and 2010, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the Financial Accounting Standards Board (“FASB”) issued an update to the guidance contained in Accounting Standards Codification (“ASC”) 310, Receivables.  The new guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements.

2011 Annual Report F-9

NOTE 2 • continued

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value (“ASU 2010-06”), which requires new disclosures about fair value measurements. Specifically, a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Additionally, the reconciliation for Level 3 fair value measurements should present separately information about purchasers, sales, issuances and settlements. To date, the Company has not had any transfers in and out of Level 1 and Level 2 fair value measurements, nor does it have any Level 3 fair value measurements. Therefore, ASU 2010-06 did not have any impact on the fair value disclosures included in the Company’s consolidated financial statements.

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

Above-market and below-market in-place lease intangibles for acquired properties are recorded at fair value based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.

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

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational

2011 Annual Report F-10

NOTE 2 • continued

performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. No impairment losses were recorded in fiscal year 2011.  During fiscal year 2010, the Company incurred a loss of $1.7 million due to impairment of three properties. The Company recorded a charge for impairment of approximately $818,000 on a commercial retail property in Ladysmith, Wisconsin, based upon receipt of a market offer to purchase and the Company’s probable intention to dispose of the property. The Company recorded a charge for impairment of approximately $152,000 on its former headquarters building in Minot, North Dakota, based upon receipt and acceptance of a market offer to purchase. These two properties were subsequently sold and the related impairment charges for fiscal year 2010 are reported in discontinued operations. See Note 12 for additional information. The Company also recorded an impairment charge of approximately $708,000 on a commercial retail property located in Kentwood, Michigan, in fiscal year 2010.  This property’s tenant vacated the premises but continued to pay rent under a lease agreement that expired on October 29, 2010.  Broker representations and market data for this commercial retail property provided the basis for the impairment charge. During fiscal year 2009,  the Company incurred a loss of approximately $338,000 due to impairment of the property formerly used as IRET’s Minot headquarters. This property was subsequently sold and the related impairment charge for fiscal year 2009 is reported in discontinued operations. See Note 12 for additional information.

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

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the twelve months ended April 30, 2011 and 2010, respectively, the Company added approximately $6.5 million and $7.5 million of new intangible assets and $32,000 and $20,000 of new intangible liabilities. The weighted average lives of the intangible assets and intangible liabilities acquired in the twelve months ended April 30, 2011 and 2010 are 9.5 years and 17.4 years, respectively.  Amortization of

2011 Annual Report F-11

NOTE 2 • continued

intangibles related to above or below-market leases is recorded in real estate rentals in the consolidated statements of operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the consolidated statements of operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company’s identified intangible assets and intangible liabilities at April 30, 2011 and 2010 were as follows:

	(in thousands)
	April 30, 2011	April 30, 2010
Identified intangible assets (included in intangible assets):
Gross carrying amount	$91,986	$90,271
Accumulated amortization	(42,154)	(39,571)
Net carrying amount	$49,832	$50,700

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,104	$1,260
Accumulated amortization	(900)	(940)
Net carrying amount	$204	$320

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(72,000) and $(45,000) for the twelve months ended April 30, 2011 and 2010, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2012	$45
2013	32
2014	35
2015	18
2016	14

Amortization of all other identified intangible assets (a component of depreciation/amortization related to real estate investments) was $7.1 million and $8.7 million for the twelve months ended April 30, 2011 and 2010, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2012	$5,521
2013	4,546
2014	4,140
2015	3,783
2016	3,566

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book values as of April 30, 2011 and 2010 were $1.1 million and $1.4 million, respectively. The annual reviews of goodwill compared the fair value of the business units that have been assigned goodwill to their carrying value (investment cost less accumulated depreciation), with the results for these periods indicating no impairment. In fiscal year 2011 the Company disposed of four multi-family residential properties that had goodwill assigned, and as result, approximately $261,000 of goodwill was derecognized.

2011 Annual Report F-12

NOTE 2 • continued

PROPERTY AND EQUIPMENT

Property and equipment consists of the equipment contained at IRET’s headquarters in Minot, North Dakota, a corporate office in Minneapolis, Minnesota, and additional property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota and South Dakota. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2011 and 2010, the cost was $2.9 million and $2.3 million, respectively. Accumulated depreciation was approximately $1.2 million and $924,000 as of April 30, 2011 and 2010, respectively.

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

COMPENSATING BALANCES

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, a deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.0 million; Peoples State Bank of Velva, North Dakota, deposit of $150,000; Associated Bank, Green Bay, Wisconsin, deposit of $200,000, and Equity Bank, Minnetonka, Minnesota, deposit of $300,000.

MARKETABLE SECURITIES

IRET’s investments in marketable securities are classified as “available-for-sale.” The securities classified as “available-for-sale” represent investments in debt and equity securities which the Company intends to hold for an indefinite period of time. These securities are valued at current fair value with the resulting unrealized gains and losses excluded from earnings and reported as a separate component of equity until realized. GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.  At April 30, 2011, our marketable securities are carried at fair value measured on a recurring basis. Fair values are determined through the use of unadjusted quoted prices in active markets, which are inputs that are classified as Level 1 in the valuation hierarchy. Gains or losses on these securities are computed based on the amortized cost of the specific securities when sold.

All securities with unrealized losses are subjected to the Company’s process for identifying other-than-temporary impairments. The Company records a charge to earnings to write down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be other-than-temporarily impaired. The

2011 Annual Report F-13

NOTE 2 • continued

assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors in making this assessment. Those factors include, but are not limited to, the length and severity of the decline in value and changes in the credit quality of the issuer or underlying assets, as well as the Company’s ability and intent to hold the security until recovery. The Company does not engage in trading activities.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2011, 2010 and 2009 is as follows:

	(in thousands)
	2011	2010	2009
Balance at beginning of year	$1,172	$1,131	$1,264
Provision	733	1,399	2,472
Write-off	(589)	(1,358)	(2,605)
Balance at close of year	$1,316	$1,172	$1,131

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

IRET reflects noncontrolling interests in Mendota Properties LLC, IRET-Golden Jack LLC, and IRET-1715 YDR LLC on the balance sheet for the portion of properties consolidated by IRET that are not wholly owned by IRET. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests–consolidated real estate entities in the consolidated statements of operations.

Noncontrolling interests are reported as a separate component of equity. Amounts attributable to the parent for income from continuing operations and discontinued operations are as follows:

2011 Annual Report F-14

NOTE 2 • continued

	(in thousands)
	For Years Ended April 30,
Amounts Attributable to Investors Real Estate Trust	2011	2010	2009

Income from continuing operations – Investors Real Estate Trust	$4,186	$4,490	$8,328
Discontinued Operations – Investors Real Estate Trust	15,896	(489)	198
Net income attributable to Investors Real Estate Trust	$20,082	$4,001	$8,526

INCOME TAXES

IRET operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the fiscal years ended April 30, 2011, 2010 and 2009, the Company distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.  Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income.  In general, however, if the Company qualifies as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).

The Company has one TRS, acquired during the fourth quarter of fiscal year 2010, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates.  For fiscal years 2011 and 2010, the Company’s TRS had a net operating loss.  There were no income tax provisions or material deferred income tax items for our TRS for the fiscal years ended April 30, 2011 and 2010.  The Company’s TRS is the tenant in the Company’s Wyoming assisted living facilities.

IRET conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership. UPREIT status allows IRET to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.

Distributions for the calendar year ended December 31, 2010 were characterized, for federal income tax purposes, as 28.53% ordinary income and 71.47% return of capital.

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

2011 Annual Report F-15

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

IRET has entered into a cash management arrangement with First Western Bank, the “Bank” with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2011 and 2010, these amounts totaled $23.5 million and $25.2 million, respectively.

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.4 billion and $1.5 billion as of April 30, 2011, and  2010, respectively.

Construction period interest of approximately $152,000, $19,000, and $912,000 has been capitalized for the years ended April 30, 2011, 2010, and 2009, respectively.

The future minimum lease receipts to be received under non-cancellable leases for commercial properties as of April 30, 2011, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2012	$111,017
2013	100,265
2014	88,497
2015	75,722
2016	64,316
Thereafter	302,096
$741,913

During fiscal year 2011, the Company incurred no losses due to impairment. During fiscal year 2010, the Company incurred a loss of $1.7 million due to impairment of three properties. Two of these properties were subsequently sold and the related impairment charges of $970,000 are reported in discontinued operations for fiscal year 2010. See Note 12 for additional information. For the year ended April 30, 2009, the Company incurred a loss of approximately $338,000 due to impairment of the property formerly used as IRET’s Minot headquarters. This property was subsequently sold and the related impairment charge for fiscal year 2009 is reported in discontinued operations. See Note 12 for additional information.

During fiscal year 2010, the Company reached an agreement for final settlement of insurance claims related to a fiscal year 2009 fire loss and realized a $1.7 million gain from involuntary conversion, as the total proceeds of $2.4 million exceeded our estimated basis in the assets requiring replacement.

2011 Annual Report F-16

NOTE 5 • MORTGAGE LOANS RECEIVABLE - NET

The mortgage loans receivable consists of one contract for deed that is collateralized by real estate. The interest rate on this loan is 7.0% and it matures in fiscal 2013. Future principal payments due under this mortgage loan as of April 30, 2011, are as follows:

Year Ended April 30,	(in thousands)
2012	$2
2013	157
159
Less allowance for doubtful accounts	(3)
$156

There were no non-performing mortgage loans receivable as of April 30, 2011 and 2010.

NOTE 6 • MARKETABLE SECURITIES

The amortized cost and fair value of marketable securities available-for-sale at April 30, 2011 and 2010 are as follows.

	(in thousands)
2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bank certificates of deposit	$625	$0	$0	$625
	$625	$0	$0	$625

	(in thousands)
2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bank certificates of deposit	$420	$0	$0	$420
	$420	$0	$0	$420

As of April 30, 2011, $275,000 of the investment in bank certificates of deposit will mature in less than one year, $50,000 will mature in May 2012 and the remaining $300,000 will mature in March 2014.

There were no realized gains or losses on sales of securities available-for-sale for the fiscal years ended April 30, 2011, 2010 and 2009. There were no other-than-temporary impairment losses incurred on the securities available-for-sale for the fiscal years ended April 30, 2011, 2010 and 2009.

NOTE 7 • LINE OF CREDIT

IRET has a line of credit with one financial institution as lead bank as of April 30, 2011. Interest payments on outstanding borrowings are due monthly. This credit facility is summarized in the following table:

	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2011	Amount Outstanding as of April 30, 2010		Applicable Interest Rate as of April 30, 2011	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2011

First International Bank & Trust	$50,000	$30,000	$0	(1)	5.65%	8/11/13	5.73%

2011 Annual Report F-17

NOTE 7 • continued

As of April 30, 2011, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on August 11, 2013, and had, as of April 30, 2011, lending commitments of $50.0 million, with the capacity to grow to $60.0 million, subject to identifying additional interested participating banks. Participants in the line of credit include several banks whose previous separate credit lines to the Company were terminated during the second quarter of fiscal year 2011 following their consolidation into the First International Bank-led facility. Participants in this secured credit facility as of April 30, 2011 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota; American State Bank & Trust Company and Town & Country Credit Union. As of April 30, 2011, the Company had advanced $30.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The interest rate on borrowings under the facility is Wall Street Journal Prime Rate +1.0%, with a floor of 5.65% and a cap of 8.65% during the initial three-year term of the facility; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2011, 26 properties with a total cost of $122.1 million collateralized this line of credit. As of April 30, 2011, the management of the Company believes it is in compliance with the facility covenants.

(1)
As of April 30, 2010, the Company had $4.0 million in borrowings outstanding under a $14.0 million line of credit with First International Bank and Trust. This $14.0 million line of credit, and three other lines of credit that were outstanding at various times during fiscal years 2011, 2010 and 2009, with, respectively, First Western Bank and Trust, United Community Bank and Dacotah Bank, were replaced by the current multi-bank line of credit.  As of April 30, 2010, the Company had outstanding borrowings at United Community Bank and Dacotah Bank of $1.1 million and $1.5 million, respectively.

NOTE 8 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of April 30, 2011, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 2.82% to 8.25%, and the mortgages have varying maturity dates from June 1, 2011, through June 9, 2035.

Of the mortgages payable, the balance of fixed rate mortgages totaled $992.3 million at April 30, 2011 and $1.0 billion at April 30, 2010, and the balances of variable rate mortgages totaled $1.5 million and $29.0 million as of April 30, 2011, and 2010, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2011, the weighted average rate of interest on the Company’s mortgage debt was 5.92%, compared to 6.17% on April 30, 2010. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2011, is as follows:

Year Ended April 30,	(in thousands)
2012	$58,741
2013	50,092
2014	65,354
2015	92,548
2016	77,771
Thereafter	649,297
Total payments	$993,803

2011 Annual Report F-18

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES

BANKING SERVICES

The Company has an ongoing banking relationship with First International Bank and Trust, Watford City, North Dakota (First International).  Stephen L. Stenehjem, a member of the Company’s Board of Trustees and Audit Committee, is the President and Chief Executive Officer of First International, and the bank is owned by Mr. Stenehjem and members of his family.  Currently, and during fiscal year 2011, the Company has two mortgage loans outstanding with First International, with original principal balances of $3.2 million (Grand Forks MedPark Mall) and $2.4 million (Georgetown Square/Fox River), respectively, bearing interest at 6.25% and 7.25% per annum.  For a portion of fiscal year 2011, the Company had outstanding a third mortgage loan with First International in the amount of approximately $406,000 (Dakota West Plaza), bearing interest at 7.63% per annum; this loan was repaid in the first quarter of fiscal year 2011.  The Company paid interest on these loans of approximately $190,000, $165,000 and $3,000, respectively, in fiscal year 2011, and paid $32,000 in origination fees and closing costs on the Grand Forks MedPark Mall loan.  For a portion of fiscal year 2011, the Company maintained a $14.0 million unsecured line of credit with First International, for which it paid a total of approximately $72,000 in interest during fiscal year 2011.  This line of credit was terminated during the second quarter of fiscal year 2011 and replaced with a multi-bank line of credit with a current capacity of $50.0 million, of which First International is the lead bank and a participant with a $12.0 million commitment.  In fiscal year 2011, the Company paid First International a total of $212,000 in interest on First International’s portion of the outstanding balance of this credit line, and paid fees of $219,000.  In connection with this multi-bank line of credit, the Company maintains compensating balances with First International totaling $6.0 million, of which $1.5 million is held in a non-interest bearing account, and $4.5 million is held in an account that pays the Company interest on the deposited amount of 0.75% per annum.  The Company also maintains a number of checking accounts with First International.  In fiscal year 2011, the Company paid less than $500 in total in various bank service and other fees charged on these checking accounts.

In fiscal years 2010 and 2009, the Company paid interest of approximately $238,000 and $91,000, respectively, for borrowing under the $14.0 million line of credit that was subsequently terminated in fiscal year 2011, and paid a $10,000 renewal fee for the line of credit in fiscal year 2010.   In fiscal year 2010, the Company paid interest and fees on outstanding mortgage loans totaling approximately $789,000, and paid interest in fiscal year 2009 on mortgage loans outstanding of approximately $204,000.  In fiscal year 2010 and 2009, the Company paid under $500 in total in various bank service and other fees charged on checking accounts maintained with First International.

Total payments of interest and fees from the Company to First International Bank in fiscal year 2011 were approximately $893,000, in fiscal year 2010 were $1.0 million and in fiscal year 2009 were $295,000.

NOTE 10 • ACQUISITIONS AND DISPOSITIONS IN FISCAL YEARS 2011 AND 2010

PROPERTY ACQUISITIONS

IRET Properties paid approximately $45.6 million for real estate properties added to its portfolio during fiscal year 2011, compared to $55.4 million in fiscal year 2010. Of the $45.6 million paid for real estate properties added to the Company’s portfolio in fiscal year 2011, approximately $5.0 million consisted of the value of limited partnership units of the Operating Partnership and approximately $9.9 million consisted of the assumption of mortgage debt, with the remainder paid in cash. The Company expensed approximately $179,000 of transaction costs related to the acquisitions in fiscal year 2011. Of the $55.4 million paid in fiscal year 2010, approximately $3.9 million was paid in the form of limited partnership units of the Operating Partnership and approximately $2.6 million consisted of the assumption of mortgage debt, with the remainder paid in cash. The Company expensed approximately $230,000 of transaction costs related to the acquisitions in fiscal year 2010. The fiscal year 2011 and 2010 additions are detailed below.

2011 Annual Report F-19

NOTE 10 • continued

Fiscal 2011 (May 1, 2010 to April 30, 2011)

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
24 unit - North Pointe 2 - Bismarck, ND	$159	$1,713	$0	$1,872
44 unit - Sierra Vista - Sioux Falls, SD	241	2,097	0	2,338
	400	3,810	0	4,210

Commercial Office
58,574 sq. ft. Omaha 10802 Farnam Dr - Omaha, NE	2,462	4,374	1,459	8,295

Commercial Medical
14,705 sq. ft. Billings 2300 Grant Road - Billings, MT	649	1,216	657	2,522
14,640 sq. ft. Missoula 3050 Great Northern - Missoula, MT	640	1,331	752	2,723
108,503 sq. ft. Edgewood Vista Minot - Minot, ND	1,046	11,590	2,545	15,181
23,965 sq. ft. Edgewood Vista Spearfish Expansion - Spearfish, SD1	0	2,777	0	2,777
	2,335	16,914	3,954	23,203

Commercial Industrial
42,244 sq. ft. Fargo 1320 45th St N - Fargo, ND2	0	1,634	0	1,634

Commercial Retail
47,709 sq. ft. Minot 1400 31st Ave - Minot, ND	1,026	6,143	1,081	8,250

Total Property Acquisitions	$6,223	$32,875	$6,494	$45,592

(1)	Expansion project placed in service January 10, 2011. Approximately $497,000 of this cost was incurred in the three months ended April 30, 2011.
(2)	Development property placed in service June 22, 2010. Additional costs incurred in fiscal year 2010 totaled $2.3 million, for a total project cost at April 30, 2011 of $3.9 million.

2011 Annual Report F-20

NOTE 10 • continued

Fiscal 2010 (May 1, 2009 to April 30, 2010)

	(in thousands)
Acquisitions	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
16-unit Northern Valley Apartments - Rochester, MN	$110	$610	$0	$720
48-unit Crown Apartments - Rochester, MN	261	3,289	0	3,550
	371	3,899	0	4,270
Commercial Office
15,000 sq. ft. Minot 2505 16th Street SW - Minot, ND	372	1,724	304	2,400

Commercial Medical
65,160 sq. ft. Casper 1930 E. 12th Street (Park Place) - Casper, WY	439	5,780	1,120	7,339
35,629 sq. ft. Casper 3955 E. 12th Street (Meadow Wind) - Casper, WY	338	5,881	1,120	7,339
47,509 sq. ft. Cheyenne 4010 N. College Drive (Aspen Wind) - Cheyenne, WY	628	9,869	1,960	12,457
54,072 sq. ft. Cheyenne 4606 N. College Drive (Sierra Hills) - Cheyenne, WY	695	7,455	1,410	9,560
35,629 sq. ft. Laramie 1072 N. 22nd Street (Spring Wind) - Laramie, WY	406	6,634	1,265	8,305
	2,506	35,619	6,875	45,000
Commercial Industrial
42,180 sq. ft. Clive 2075 NW 94th Street - Clive, IA	408	2,610	332	3,350

Unimproved Land
Fargo 1320 45th Street N. - Fargo, ND	395	0	0	395

Total Property Acquisitions	$4,052	$43,852	$7,511	$55,415

PROPERTY DISPOSITIONS

During fiscal year 2011, the Company disposed of six properties and one patio home for an aggregate sale price of $83.3 million, compared to two small properties for an aggregate sale price of approximately $560,000, during fiscal year 2010. The Company’s dispositions during fiscal 2011 and 2010 are detailed below.

2011 Annual Report F-21

NOTE 10 • continued

Fiscal 2011 (May 1, 2010 to April 30, 2011)

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
504 unit - Dakota Hill at Valley Ranch - Irving, TX	$36,100	$30,909	$5,191
192 unit - Neighborhood Apartments - Colorado Springs, CO	11,200	9,664	1,536
195 unit - Pinecone Apartments - Fort Collins, CO	15,875	10,422	5,453
210 unit - Miramont Apartments - Fort Collins, CO	17,200	10,732	6,468
	80,375	61,727	18,648

Commercial Medical
1,410 sq. ft. Edgewood Vista Patio Home 4330 - Fargo, ND	205	220	(15)

Commercial Industrial
29,440 sq. ft. Waconia Industrial Building - Waconia, MN	2,300	1,561	739

Commercial Retail
41,000 sq. ft. Ladysmith Pamida - Ladysmith, WI	450	457	(7)

Total Property Dispositions	$83,330	$63,965	$19,365

Fiscal 2010 (May 1, 2009 to April 30, 2010)

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential 42 unit - Sweetwater Apartments - Grafton, ND	$450	$382	$68

Commercial Office
10,126 sq. ft. 12 South Main - Minot, ND	110	110	0

Total Property Dispositions	$560	$492	$68

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

2011 Annual Report F-22

NOTE 11 • continued

Segment information in this report is presented based on net operating income, which we define as total real estate revenues less real estate expenses and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments).  The following tables present real estate revenues and net operating income for the fiscal years ended April 30, 2011, 2010 and 2009 from our five reportable segments, and reconcile net operating income of reportable segments to net income as reported in the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2011	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$66,838	$77,747	$66,048	$13,165	$13,609	$237,407
Real estate expenses	34,129	36,055	22,466	4,328	4,945	101,923
Net operating income	$32,709	$41,692	$43,582	$8,837	$8,664	135,484
Depreciation/amortization						(58,528)
Administrative, advisory and trustee services						(7,222)
Other expenses						(1,774)
Interest expense						(64,021)
Interest and other income						541
Income from continuing operations						4,480
Income from discontinued operations						19,871
Net income						$24,351

	(in thousands)
Year Ended April 30, 2010	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$65,478	$82,079	$57,439	$13,095	$13,420	$231,511
Real estate expenses	32,615	36,833	17,904	4,121	4,818	96,291
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$34,523	$45,246	$39,535	$8,974	$8,602	136,880
Depreciation/amortization						(57,455)
Administrative, advisory and trustee services						(6,218)
Other expenses						(2,513)
Impairment of real estate investment						(708)
Interest expense						(65,665)
Interest and other income						894
Income from continuing operations						5,215
Loss from discontinued operations						(630)
Net income						$4,585

	(in thousands)
Year Ended April 30, 2009	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$65,632	$83,446	$52,547	$12,488	$14,403	$228,516
Real estate expenses	31,315	37,644	16,046	3,142	5,065	93,212
Net operating income	$34,317	$45,802	$36,501	$9,346	$9,338	135,304
Depreciation/amortization						(54,434)
Administrative, advisory and trustee fees						(4,882)
Other expenses						(1,440)
Interest expense						(65,014)
Interest and other income						913
Income from continuing operations						10,447
Income from discontinued operations						266
Net income						10,713

2011 Annual Report F-23

NOTE 11 • continued

Segment Assets and Accumulated Depreciation

	(in thousands)
As of April 30, 2011	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$484,815	$595,491	$447,831	$117,602	$125,059	$1,770,798
Less accumulated depreciation	(117,718)	(104,650)	(65,367)	(17,713)	(23,504)	(328,952)
Total property owned	$367,097	$490,841	$382,464	$99,889	$101,555	$1,441,846
Cash and cash equivalents						41,191
Marketable securities – available-for-sale						625
Receivables and other assets						115,302
Development in progress						9,693
Unimproved land						6,550
Mortgage loans receivable, net of allowance						156
Total Assets						$1,615,363

	(in thousands)
As of April 30, 2010	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$556,867	$582,943	$430,229	$113,249	$117,231	$1,800,519
Less accumulated depreciation	(129,922)	(88,656)	(53,641)	(15,481)	(20,926)	(308,626)
Total property owned	$426,945	$494,287	$376,588	$97,768	$96,305	$1,491,893
Cash and cash equivalents						54,791
Marketable securities – available-for-sale						420
Receivables and other assets						104,830
Development in progress						2,831
Unimproved land						6,007
Mortgage loans receivable, net of allowance						158
Total Assets						$1,660,930

NOTE 12 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. There were no properties classified as held for sale as of April 30, 2011, 2010 and 2009. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2011, 2010 and 2009.

2011 Annual Report F-24

NOTE 12 • continued

	(in thousands)
	2011	2010	2009
REVENUE
Real estate rentals	$5,901	$11,197	$11,409
Tenant reimbursement	36	67	80
TOTAL REVENUE	5,937	11,264	11,489
EXPENSES
Depreciation/amortization related to real estate investments	1,142	2,300	2,272
Utilities	558	957	863
Maintenance	708	1,236	1,172
Real estate taxes	638	1,319	1,366
Insurance	110	290	187
Property management expenses	843	1,448	1,351
Other expenses	1	0	0
Amortization related to non-real estate investments	4	8	8
Impairment of real estate investments	0	970	338
TOTAL EXPENSES	4,004	8,528	7,557
Interest expense	(1,432)	(3,441)	(3,729)
Interest income	5	7	9
Income (loss) from discontinued operations before gain on sale	506	(698)	212
Gain on sale of discontinued operations	19,365	68	54
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$19,871	$(630)	$266
Segment Data
Multi-Family Residential	$19,224	$437	$560
Commercial Office	0	(169)	(338)
Commercial Medical	(8)	14	11
Commercial Industrial	726	(23)	(12)
Commercial Retail	(71)	(889)	45
Total	$19,871	$(630)	$266

	(in thousands)
	2011	2010	2009
Property Sale Data
Sales price	$83,330	$560	$70
Net book value and sales costs	(63,965)	(492)	(16)
Gain on sale of discontinued operations	$19,365	$68	$54

NOTE 13 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2011, 2010 and 2009:

2011 Annual Report F-25

NOTE 13 • continued

	For Years Ended April 30,
	(in thousands, except per share data)
	2011	2010	2009
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$4,186	$4,490	$8,328
Income (loss) from discontinued operations – Investors Real Estate Trust	15,896	(489)	198
Net income attributable to Investors Real Estate Trust	20,082	4,001	8,526
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
Numerator for basic earnings per share – net income available to common shareholders	17,710	1,629	6,154
Noncontrolling interests – Operating Partnership	4,449	562	2,227
Numerator for diluted earnings per share	$22,159	$2,191	$8,381
DENOMINATOR
Denominator for basic earnings per share weighted average shares	78,628	69,093	58,603
Effect of convertible operating partnership units	20,154	20,825	21,217
Denominator for diluted earnings per share	98,782	89,918	79,820
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.02	$.04	$.10
Earnings (loss) per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.20	(.01)	.01
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.22	$.03	$.11

NOTE 14 • RETIREMENT PLANS

IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401(k) plan.  IRET’s defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed one year of service.  Participation in IRET’s defined contribution 401(k) plan is available to employees over the age of 21 who have completed one year of service and who work at least 1,000 hours per calendar year, and employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS.  Employer contributions to the profit sharing and 401(k) plans are at the discretion of the Company’s management.  IRET expects to contribute not more than 3.5% of the salary of each employee participating in the profit sharing plan, and currently matches, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 4.0% of the salary of each employee participating in the 401(k) plan, for a total expected contribution of not more than 7.5% of the salary of each of the employees participating in both plans. Contributions by IRET to the profit sharing plan are subject to a vesting schedule; contributions by IRET under the 401(k) plan are fully vested when made.  IRET’s contributions to these plans on behalf of employees totaled approximately $598,000 in fiscal year 2011, $400,000 in fiscal year 2010 and $356,000 in fiscal year 2009.

NOTE 15 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2011, the Company is a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $501,000 per year in rent under these ground leases, which have remaining terms ranging from 1.3 to 90 years, and expiration dates ranging from July 2012 to October 2100. The Company has renewal options for five of the eleven ground leases, and rights of first offer or first refusal for the remainder.

The expected timing of ground and air rights lease payments as of April 30, 2011 is as follows:

(in thousands)
Year Ended April 30,	Lease Payments
2012	$501
2013	499
2014	500
2015	501
2016	473
Thereafter	22,486
Total	$24,960

2011 Annual Report F-26

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

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of April 30, 2011, the Company is committed to fund approximately $5.1 million in tenant improvements, within approximately the next 12 months.

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

2011 Annual Report F-27

NOTE 15 • continued
	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2011	2010	2009
Billings 2300 Grant Road - Billings, MT	$2,522	$226	$0	$0
Edgewood Vista-Belgrade, MT	2,135	191	196	196
Edgewood Vista-Billings, MT	4,274	384	396	396
Edgewood Vista-Bismarck, ND	10,903	1,031	1,008	1,008
Edgewood Vista-Brainerd, MN	10,667	1,010	988	988
Edgewood Vista-Columbus, NE	1,481	131	136	136
Edgewood Vista-East Grand Forks, MN	4,996	475	465	464
Edgewood Vista-Fargo, ND	26,087	2,415	2,387	2,065
Edgewood Vista-Fremont, NE	588	72	72	72
Edgewood Vista-Grand Island, NE	1,431	129	132	132
Edgewood Vista-Hastings, NE	606	76	76	76
Edgewood Vista-Hermantown I, MN	21,510	2,404	2,359	2,040
Edgewood Vista-Hermantown II, MN	12,359	1,170	1,144	1,144
Edgewood Vista-Kalispell, MT	624	76	76	76
Edgewood Vista-Missoula, MT	999	96	96	96
Edgewood Vista-Norfolk, NE	1,332	122	124	124
Edgewood Vista-Omaha, NE	676	80	80	80
Edgewood Vista-Sioux Falls, SD	3,353	312	312	312
Edgewood Vista-Spearfish, SD	9,569	642	628	628
Edgewood Vista-Virginia, MN	17,132	2,054	2,008	1,736
Fargo 1320 45th Street N - Fargo, ND	4,160	333	0	0
Great Plains - Fargo, ND	15,375	1,876	1,876	1,876
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	21,601	2,152	2,152	2,052
Minnesota National Bank - Duluth, MN	1,745	105	164	211
Missoula 3050 Great Northern - Missoula, MT	2,723	243	0	0
Sartell 2000 23rd Street South - Sartell, MN	12,693	1,209	1,173	1,292
St. Michael Clinic - St. Michael, MN	2,851	244	241	240
Stevens Point - Stevens Point, WI	15,020	1,104	1,356	1,356
Total	$209,412	$20,362	$19,645	$18,796

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

Restrictions on Taxable Dispositions.  Approximately 136 of the Company’s properties, consisting of approximately 7.5 million square feet of our combined commercial segment’s properties and 3,888 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $854.6 million at April 30, 2011. The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and its other properties for investment purposes, rather than for sale. Historically, however, where the Company has deemed it to be in its shareholders’ best interests to dispose of restricted properties, the Company has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of UPREIT Units.  The limited partnership units (“UPREIT Units”) of the Company’s operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company’s common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share

2011 Annual Report F-28

NOTE 15 • continued

for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of April 30, 2011 and 2010, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $188.0 million and $180.3 million, respectively.

Joint Venture Buy/Sell Options.  Certain of IRET’s joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners’ interests. IRET has one joint venture which allows IRET’s unaffiliated partner, at its election, to require that IRET buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. The redeemable noncontrolling interests in this joint venture are presented on the consolidated balance sheets at the greater of their carrying amount or redemption value at the end of each reporting period. The Company has not recorded a liability or the related asset that would result from the acquisition in connection with the above potential obligation because the probability of the unaffiliated partner requiring IRET to buy their interest is not currently determinable.

Pending Acquisitions.  As of April 30, 2011, the Company had signed purchase agreements to acquire the following properties; all of these pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these acquisitions will be completed:

A 147-unit multi-family residential property in St. Cloud, Minnesota for a purchase price totaling approximately $10.9 million, of which approximately $7.2 million would consist of the assumption of existing debt, with the remaining approximately $3.7 million paid in cash (approximately $2.2 million) and by the issuance of limited partnership units of the Operating Partnership valued at approximately $1.5 million; and

Six senior housing projects located in Boise, Idaho and towns surrounding Boise, with a total of approximately 209 units, for a total purchase price of approximately $29.5 million.  The Company has solicited multiple offers for debt placement and currently expects that this acquisition will close in the second quarter of the current fiscal year.

Development Projects.   The Company has various contracts outstanding with third parties in connection with ongoing development projects.  As of April 30, 2011, contractual commitments for development projects are as follows:

Multi-Family Conversion, Minot, North Dakota: The Company is planning to convert an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 24-unit multi-family residential property, for an estimated total cost of $2.2 million. As of April 30, 2011, the Company had incurred approximately $280,000 of these project costs. Work on this project has been postponed, as Company employees and other resources are directed to the supervision of repairs at Company properties damaged by the recent flooding in Minot, North Dakota.

Buffalo Mall Theaters, Jamestown, North Dakota: The Company committed to fund the construction of six movie theaters at its existing Buffalo Mall property in Jamestown, North Dakota, for an estimated construction cost of $2.1 million and expected completion in the first quarter of fiscal year 2012.  As of April 30, 2011, the Company had incurred approximately $1.5 million of these construction costs. A certificate of occupancy was issued for this project in June 2011.

Senior Housing Memory Care Conversion and Additional Assisted Living Units, Wyoming: The Company has committed and funded construction and remodeling costs to convert a portion of  the Company’s existing Wyoming senior housing facility at Cheyenne, Wyoming to incorporate a specialized memory care unit. In the third quarter of fiscal year 2011, the Company had incurred $309,000, the total expected cost of the memory-care conversion.  A certificate of occupancy for the memory care unit was issued in March 2011. Additionally, the Company is currently constructing an additional approximately 28 assisted living units and 16 memory care units at its existing Meadow Wind senior housing facility in Casper, Wyoming. The Company estimates that construction costs for this expansion project will total approximately $4.5 million and the project will be completed in the second quarter of fiscal year 2012.

2011 Annual Report F-29

NOTE 15 • continued

Trinity Hospital Build-to-Suit, Minot, North Dakota: The Company has committed to construct an approximately 25,000 square-foot, one-story medical clinic for Trinity Health, a non-profit healthcare organization based in Minot, North Dakota, on land owned by the Company adjacent to the Company’s existing headquarters building in Minot. Construction of this build-to-suit facility began in the second quarter of fiscal year 2011, with completion and occupancy by Trinity expected in the second quarter of fiscal year 2012.  Estimated total project costs (excluding the value of the land) are $7.4 million, of which, as of April 30, 2011, the Company had incurred approximately $4.8 million.

In addition to the above contractually committed development projects, the Company is also renovating and upgrading the eight existing condominium units at its Georgetown Square Condominium project in Grand Chute, Wisconsin (formerly known as Fox River).  The Company is evaluating the construction of additional units, based on market needs.  The Company estimates total renovation costs for the existing eight units at a maximum of $280,000.

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

Lines of Credit.  The carrying amount approximates fair value because the variable rate debt re-prices frequently.

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

The estimated fair values of the Company’s financial instruments as of April 30, 2011 and 2010, are as follows:

	(in thousands)
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$156	$156	$158	$158
Cash and cash equivalents	41,191	41,191	54,791	54,791
Marketable securities - available-for-sale	625	625	420	420
FINANCIAL LIABILITIES
Other debt	8,200	7,279	1,000	1,142
Lines of credit	30,000	30,000	6,550	6,550
Mortgages payable	993,803	1,013,713	1,057,619	1,015,879

NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND EQUITY

Distribution Reinvestment and Share Purchase Plan.  During fiscal years 2011 and 2010, IRET issued 1.7 million and 1.4 million common shares, respectively, pursuant to its distribution reinvestment and share purchase plan, at a total value at issuance of $14.5 million and $11.9 million, respectively. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2011 consisted of 1.3 million shares valued at issuance at $11.4 million that were issued for reinvested distributions and approximately 372,000 shares valued at $3.1 million

2011 Annual Report F-30

NOTE 17 • continued

at issuance that were sold for voluntary cash contributions. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2010 consisted of 1.2 million shares valued at issuance at $10.5 million that were issued for reinvested distributions and approximately 165,000 shares valued at $1.4 million at issuance that were sold for voluntary cash contributions. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares, and may elect to make voluntary cash contributions for the  purchase of IRET common shares, at a discount (currently 5%) from the market price.

Conversion of Units to Common Shares.  During fiscal years 2011 and 2010, respectively, approximately 1.0 million and 707,000 Units were converted to common shares, with a total value of $6.9 million and $3.8 million included in equity.

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

During fiscal year 2011, the Company sold 1.8 million common shares under this registration statement, under its continuous offering program with Robert W. Baird & Co. Incorporated as sales agent, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts and commissions.  As of April 30, 2011, the Company had available securities under this registration statement in the aggregate amount of approximately $18.2 million.  This amount is reserved for issuance under the Company’s continuous offering program with Robert W. Baird & Co. Incorporated.

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

NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
Revenues	$59,176	$58,904	$60,203	$59,124
Net Income available to common shareholders	$1,393	$5,226	$11,240	$(149)
Net Income per common share - basic & diluted	$.02	$.07	$.14	$(.01)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010
Revenues	$58,009	$56,758	$57,335	$59,409
Net Income available to common shareholders	$1,424	$(308)	$(141)	$654
Net Income per common share - basic & diluted	$.02	$.00	$.00	$.01

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

2011 Annual Report F-31

NOTE 19 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our consolidated balance sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets.  As of April 30, 2011, 2010 and 2009, the estimated redemption value of the redeemable noncontrolling interests was $987,000, $1.8 million and $1.7 million, respectively.  Below is a table reflecting the activity of the redeemable noncontrolling interests.

	(in thousands)
	2011	2010	2009
Balance at beginning of fiscal year	$1,812	$1,737	$1,802
Net income	(13)	60	53
Net distributions	(442)	(177)	(112)
Mark-to-market adjustments	(370)	192	(6)
Balance at close of fiscal year	$987	$1,812	$1,737

NOTE 20 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On June 30, 2011, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2011. On July 1, 2011, the Company paid a distribution of 17.15 cents per share on the Company’s common shares and units, to common shareholders and Unitholders of record on June 15, 2011. Subsequent to the end of fiscal year 2011, the Company’s Board of Trustees approved a plan to reduce the Company’s quarterly distribution to $0.1300 from $0.1715 per common share and limited partnership unit, effective with the next quarterly distribution planned for October 3, 2011.  The Board currently intends to maintain this level of cash distribution for at least the next four quarters.  All future distributions remain subject to the discretion of the Company’s Board of Trustees.

Pending Acquisitions.  Subsequent to the end of fiscal year 2011, the Company signed purchase agreements to acquire the following properties; all of these pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these acquisitions will be completed:

Two multi-family residential projects in Billings, Montana with a total of 36 units, for a purchase price totaling approximately $2.1 million, of which approximately $2.0 million would be paid through the issuance of limited partnership units of the Operating Partnership; and

Two multi-family residential properties in Sioux Falls, South Dakota, with 50 units and 24 units, respectively, for purchase prices of $4.7 million and $2.3 million, respectively, to be paid in cash.

Subsequent to the end of fiscal year 2011, the Company terminated its previously-disclosed agreement for the purchase of a retail property located in Robbinsdale, Minnesota.

Development Project.  In addition to the ongoing development projects discussed in Note 15 above, subsequent to the end of fiscal year 2011, in June 2011, the Company commenced construction on an approximately 159-unit apartment project in Rochester, Minnesota, located adjacent to its existing Quarry Ridge Apartment Homes.  The Company currently estimates that construction costs will total approximately $19.4 million, and that the project will be completed in approximately 14 months.

Flood Damage. The Company has two properties in Minot, North Dakota that were directly affected by the recent extensive Souris River flooding.  The Company’s Arrowhead Shopping Center and Chateau Apartments were flooded in late June 2011. The Company carries flood insurance covering both properties, with a total deductible of $200,000.  The approximately 78,095 net rentable square foot Arrowhead Shopping Center has an investment cost (initial cost plus improvements) of approximately $7.2 million, and was 100.0% occupied as of April 30, 2011.  The building is insured for $7.5 million in building value, plus an additional $250,000 or 20% of the amount of damage

2011 Annual Report F-32

NOTE 20 • continued

from which such costs resulted, whichever is greater, for debris removal.  Additionally, the Company is insured for loss of rents at the property for one year.  Total gross revenue from the Arrowhead Shopping Center in fiscal year 2011 was approximately $711,000.

The 64-unit Chateau Apartment building has an investment cost of approximately $3.6 million, and was 98.4% occupied as of April 30, 2011.  The building is insured for $4.5 million in building value, plus an additional $250,000 or 20% of the amount of damage from which such costs resulted, whichever is greater, for debris removal.  Additionally, the Company is insured for loss of rents at the property for one year.  Total gross revenue from the Chateau Apartments in fiscal year 2011 was approximately $648,000.  The Company had been in the process of refinancing its mortgage on the Chateau Apartment property, which matured on July 1, 2011; the Company instead paid off the $1.7 million mortgage using available cash.

The Company continues to monitor closely its Cottonwood and Westwood Apartments in Bismarck, North Dakota, both of which have been sandbagged as the Missouri River in Bismarck continues at high levels in June and July 2011.  The Company’s Arbor Apartments in South Sioux City, Nebraska are also being closely monitored, as Missouri River flood risk continues there.  The Company currently does not expect material financial or operational disruptions due to these above-described flood incidents and flood risk.

2011 Annual Report F-33

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential
11th Street 3 Plex - Minot, ND	$0	$11	$53	$5	$11	$58	$69	$(4)	2008	40 years
4th Street 4 Plex - Minot, ND	0	15	74	1	15	75	90	(6)	2008	40 years
Apartments on Main - Minot, ND	0	158	1,123	18	175	1,124	1,299	(91)	1987	24-40 years
Arbors - S Sioux City, NE	4,143	350	6,625	941	584	7,332	7,916	(1,008)	2006	40 years
Boulder Court - Eagan, MN	3,675	1,067	5,498	2,389	1,277	7,677	8,954	(1,476)	2003	40 years
Brookfield Village - Topeka, KS	5,534	509	6,698	1,067	600	7,674	8,274	(1,503)	2003	40 years
Brooklyn Heights - Minot, ND	893	145	1,450	688	198	2,085	2,283	(722)	1997	12-40 years
Campus Center - St. Cloud, MN	1,417	395	2,244	115	398	2,356	2,754	(253)	2007	40 years
Campus Heights - St. Cloud, MN	0	110	628	32	112	658	770	(72)	2007	40 years
Campus Knoll - St. Cloud, MN	944	266	1,512	58	271	1,565	1,836	(172)	2007	40 years
Campus Plaza - St. Cloud, MN(1)	0	54	311	26	55	336	391	(37)	2007	40 years
Campus Side - St. Cloud, MN(1)	0	107	615	62	114	670	784	(73)	2007	40 years
Campus View - St. Cloud, MN(1)	0	107	615	48	109	661	770	(71)	2007	40 years
Candlelight - Fargo, ND	1,315	80	758	1,048	221	1,665	1,886	(745)	1992	24-40 years
Canyon Lake - Rapid City, SD	2,593	305	3,958	575	328	4,510	4,838	(1,063)	2001	40 years
Castlerock - Billings, MT	6,947	736	4,864	1,486	860	6,226	7,086	(1,997)	1998	40 years
Chateau - Minot, ND	1,730	122	2,224	1,297	169	3,474	3,643	(1,044)	1998	12-40 years
Cimarron Hills - Omaha, NE	5,010	706	9,588	3,732	1,192	12,834	14,026	(3,444)	2001	40 years
Colonial Villa - Burnsville, MN	7,350	2,401	11,515	2,799	2,708	14,007	16,715	(2,922)	2003	40 years
Colton Heights - Minot, ND	502	80	672	322	113	961	1,074	(634)	1984	40 years
Cornerstone - St. Cloud, MN(1)	0	54	311	31	55	341	396	(37)	2007	40 years
Cottonwood - Bismarck, ND	16,373	1,056	17,372	2,524	1,292	19,660	20,952	(4,748)	1997	40 years
Country Meadows - Billings, MT	6,990	491	7,809	963	527	8,736	9,263	(2,722)	1995	33-40 years
Crestview - Bismarck, ND	4,123	235	4,290	892	464	4,953	5,417	(2,278)	1994	24-40 years
Crown - Rochester, MN	2,520	261	3,289	40	261	3,329	3,590	(87)	2010	40 years
Crown Colony - Topeka, KS	8,588	620	9,956	1,722	759	11,539	12,298	(3,294)	1999	40 years
East Park - Sioux Falls, SD	1,530	115	2,405	605	155	2,970	3,125	(735)	2002	40 years
Evergreen - Isanti, MN	2,105	380	2,720	58	380	2,778	3,158	(182)	2008	40 years
Fairmont - Minot, ND	0	28	337	9	28	346	374	(26)	2008	40 years
Forest Park - Grand Forks, ND	8,044	810	5,579	5,647	1,296	10,740	12,036	(3,826)	1993	24-40 years
Greenfield - Omaha, NE	3,650	578	4,122	401	730	4,371	5,101	(376)	2007	40 years
Heritage Manor - Rochester, MN	4,470	403	6,968	1,899	451	8,819	9,270	(2,782)	1998	40 years

2011 Annual Report F-34

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Indian Hills - Sioux City, IA(1)	$0	$294	$2,921	$2,686	$365	$5,536	$5,901	$(576)	2007	40 years
Kirkwood Manor - Bismarck, ND	3,451	449	2,725	1,254	537	3,891	4,428	(1,358)	1997	12-40 years
Lancaster - St. Cloud, MN	981	289	2,899	773	437	3,524	3,961	(1,098)	2000	40 years
Landmark - Grand Forks, ND	1,815	184	1,514	829	273	2,254	2,527	(765)	1997	40 years
Legacy - Grand Forks, ND	16,841	1,362	21,727	5,168	2,018	26,239	28,257	(7,108)	1995-2005	24-40 years
Mariposa - Topeka, KS	3,110	399	5,110	310	419	5,400	5,819	(884)	2004	40 years
Monticello Village - Monticello, MN	3,023	490	3,756	355	612	3,989	4,601	(771)	2004	40 years
North Pointe - Bismarck, ND	2,051	303	3,957	226	320	4,166	4,486	(972)	1995-2011	24-40 years
Northern Valley - Rochester, MN	0	110	610	12	111	621	732	(16)	2010	40 years
Oakmont Estates - Sioux Falls, SD	3,605	423	4,838	333	495	5,099	5,594	(1,186)	2002	40 years
Oakwood Estates - Sioux Falls, SD	4,250	543	2,784	3,700	758	6,269	7,027	(2,579)	1993	40 years
Olympic Village - Billings, MT	11,298	1,164	10,441	1,795	1,433	11,967	13,400	(3,363)	2000	40 years
Olympik Village - Rochester, MN	4,815	1,034	6,109	1,131	1,116	7,158	8,274	(1,140)	2005	40 years
Oxbow Park - Sioux Falls, SD	4,150	404	3,152	2,277	478	5,355	5,833	(2,163)	1994	24-40 years
Park Meadows - Waite Park, MN	8,798	1,143	9,099	4,180	1,497	12,925	14,422	(5,094)	1997	40 years
Pebble Springs - Bismarck, ND(1)	0	7	748	92	39	808	847	(254)	1999	40 years
Pinehurst - Billings, MT	345	72	687	113	74	798	872	(195)	2002	40 years
Pines - Minot, ND	143	35	215	92	40	302	342	(103)	2002	40 years
Plaza - Minot, ND(1)	0	793	0	14,814	794	14,813	15,607	(865)	2009	40 years
Pointe West - Rapid City, SD	2,826	240	3,538	1,139	349	4,568	4,917	(1,926)	1994	24-40 years
Prairie Winds - Sioux Falls, SD	1,511	144	1,816	391	209	2,142	2,351	(997)	1993	24-40 years
Prairiewood Meadows - Fargo, ND	2,494	280	2,531	924	340	3,395	3,735	(955)	2000	40 years
Quarry Ridge - Rochester, MN	12,136	1,312	13,362	370	1,335	13,709	15,044	(1,604)	2006	40 years
Ridge Oaks - Sioux City, IA	0	178	4,073	1,935	256	5,930	6,186	(1,685)	2001	40 years
Rimrock West - Billings, MT	3,490	330	3,489	1,303	402	4,720	5,122	(1,212)	1999	40 years
Rocky Meadows - Billings, MT	5,411	656	5,726	805	750	6,437	7,187	(2,401)	1995	40 years
Rum River - Isanti, MN	3,801	843	4,823	40	844	4,862	5,706	(493)	2007	40 years
Sherwood - Topeka, KS	12,886	1,145	14,684	2,335	1,487	16,677	18,164	(4,834)	1999	40 years
Sierra Vista - Sioux Falls, SD	1,500	241	2,097	6	241	2,103	2,344	(11)	2011	40 years
South Pointe - Minot, ND	9,254	550	9,548	1,931	1,250	10,779	12,029	(4,109)	1995	24-40 years
Southview - Minot, ND(1)	0	185	469	266	219	701	920	(280)	1994	24-40 years
Southwind - Grand Forks, ND	5,910	400	5,034	2,082	706	6,810	7,516	(2,571)	1995	24-40 years
Summit Park - Minot, ND	1,238	161	1,898	824	241	2,642	2,883	(915)	1995	24-40 years

2011 Annual Report F-35

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Sunset Trail - Rochester, MN	$8,480	$336	$12,814	$2,045	$493	$14,702	$15,195	$(3,780)	1999	40 years
Sycamore Village - Sioux Falls, SD	861	101	1,317	424	149	1,693	1,842	(432)	2002	40 years
Temple - Minot, ND	0	0	0	224	0	224	224	(29)	2006	40 years
Terrace Heights - Minot, ND	206	29	312	82	38	385	423	(149)	2006	40 years
Terrace On The Green - Moorhead, MN	2,236	24	1,490	1,829	130	3,213	3,343	(2,216)	1970	33-40 years
The Meadows - Jamestown, ND(1)	943	590	4,519	1,035	639	5,505	6,144	(1,520)	1998	40 years
Thomasbrook - Lincoln, NE	6,237	600	10,306	2,693	1,065	12,534	13,599	(3,268)	1999	40 years
University Park Place - St. Cloud, MN(1)	0	78	450	35	78	485	563	(52)	2007	40 years
Valley Park - Grand Forks, ND	4,057	294	4,137	2,258	437	6,252	6,689	(1,873)	1999	40 years
Village Green - Rochester, MN	1,407	234	2,296	471	332	2,669	3,001	(540)	2003	40 years
West Stonehill - Waite Park, MN	9,077	939	10,167	4,052	1,216	13,942	15,158	(5,619)	1995	40 years
Westridge - Minot, ND	0	68	1,887	35	70	1,920	1,990	(144)	2008	40 years
Westwood Park - Bismarck, ND	2,068	116	1,909	1,597	239	3,383	3,622	(1,003)	1998	40 years
Winchester - Rochester, MN	3,444	748	5,622	1,222	990	6,602	7,592	(1,379)	2003	40 years
Woodridge - Rochester, MN	1,999	370	6,028	1,560	467	7,491	7,958	(2,801)	1997	40 years
Total Multi-Family Residential	$272,594	$33,445	$345,817	$105,553	$42,696	$442,119	$484,815	$(117,718)

Commercial Office
1st Avenue Building - Minot, ND	$0	$30	$80	$(37)	$33	$40	$73	$295	1981	33-40 years
2030 Cliff Road - Eagan, MN	0	146	835	90	158	913	1,071	(219)	2007	40 years
610 Business Center IV - Brooklyn Park, MN	7,234	975	5,542	2,886	980	8,423	9,403	(1,015)	2001	19-40 years
7800 West Brown Deer Road - Milwaukee, WI	11,054	1,455	8,756	2,031	1,475	10,767	12,242	(2,503)	2003	40 years
American Corporate Center - Mendota Heights, MN	9,116	893	16,768	3,516	893	20,284	21,177	(6,266)	2002	40 years
Ameritrade - Omaha, NE	3,533	327	7,957	65	327	8,022	8,349	(2,412)	1999	40 years
Benton Business Park - Sauk Rapids, MN	687	188	1,261	78	188	1,339	1,527	(285)	2003	40 years
Bismarck 715 East Broadway - Bismarck, ND	0	389	0	2,362	401	2,350	2,751	(119)	2008	40 years
Bloomington Business Plaza - Bloomington, MN	0	1,300	6,106	749	1,305	6,850	8,155	(1,976)	2001	40 years
Brenwood - Minnetonka, MN	0	1,688	12,138	3,264	1,697	15,393	17,090	(4,201)	2002	40 years
Brook Valley I - La Vista, NE	1,384	347	1,671	81	347	1,752	2,099	(252)	2005	40 years
Burnsville Bluffs II - Burnsville, MN	1,792	300	2,154	903	301	3,056	3,357	(998)	2001	40 years
Cold Spring Center - St. Cloud, MN	5,975	588	7,808	907	592	8,711	9,303	(2,402)	2001	40 years
Corporate Center West - Omaha, NE	17,315	3,880	17,509	303	4,167	17,525	21,692	(2,048)	2006	40 years

2011 Annual Report F-36

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office - continued
Crosstown Centre - Eden Prairie, MN	$14,139	$2,884	$14,569	$1,235	$2,900	$15,788	$18,688	$(2,543)	2004	40 years
Dewey Hill Business Center - Edina, MN	0	985	3,507	921	995	4,418	5,413	(1,399)	2000	40 years
Farnam Executive Center - Omaha, NE	12,160	2,188	11,404	0	2,188	11,404	13,592	(1,319)	2006	40 years
Flagship - Eden Prairie, MN	21,565	1,899	21,638	822	2,013	22,346	24,359	(2,817)	2006	40 years
Gateway Corporate Center - Woodbury, MN	8,700	1,637	7,763	90	1,637	7,853	9,490	(932)	2006	40 years
Golden Hills Office Center - Golden Valley, MN	18,500	3,018	18,325	3,424	3,018	21,749	24,767	(5,494)	2003	40 years
Great Plains - Fargo, ND	3,140	126	15,240	10	126	15,250	15,376	(4,464)	1997	40 years
Highlands Ranch I - Highlands Ranch, CO	8,640	2,268	8,362	428	2,268	8,790	11,058	(987)	2006	40 years
Highlands Ranch II - Highlands Ranch, CO	8,447	1,437	9,549	996	1,437	10,545	11,982	(1,995)	2004	40 years
Interlachen Corporate Center - Edina, MN	9,293	1,650	14,983	965	1,652	15,946	17,598	(3,786)	2001	40 years
Intertech Building - Fenton, MO	4,631	2,130	3,968	75	2,130	4,043	6,173	(355)	2007	40 years
IRET Corporate Plaza - Minot, ND(1)	0	389	5,444	3,433	590	8,676	9,266	(590)	2009	40 years
Mendota Office Center I - Mendota Heights, MN	3,925	835	6,169	367	835	6,536	7,371	(1,687)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	5,800	1,121	10,085	1,461	1,121	11,546	12,667	(3,327)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	3,986	970	5,734	253	970	5,987	6,957	(1,491)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	4,739	1,070	7,635	578	1,070	8,213	9,283	(2,077)	2002	40 years
Minnesota National Bank - Duluth, MN	917	287	1,454	4	288	1,457	1,745	(256)	2004	40 years
Minot 2505 16th Street SW - Minot, ND(1)	0	298	1,724	0	298	1,724	2,022	(66)	2009	40 years
Miracle Hills One - Omaha, NE	8,895	1,974	10,117	1,258	2,120	11,229	13,349	(1,662)	2006	40 years
Nicollett VII - Burnsville, MN	0	429	6,931	140	436	7,064	7,500	(1,785)	2001	40 years
Northgate I - Maple Grove, MN	5,504	1,062	6,358	832	1,077	7,175	8,252	(1,224)	2004	40 years
Northgate II - Maple Grove, MN	979	359	1,944	144	403	2,044	2,447	(625)	1999	40 years
Northpark Corporate Center - Arden Hills, MN	13,058	2,034	14,584	1,104	2,034	15,688	17,722	(2,119)	2006	40 years
Omaha 10802 Farnam Dr - Omaha, NE	5,507	2,462	4,374	0	2,462	4,374	6,836	(41)	2010	40 years
Pacific Hills - Omaha, NE	16,770	4,220	11,988	1,249	4,478	12,979	17,457	(1,684)	2006	40 years
Pillsbury Business Center - Bloomington, MN	0	284	1,556	120	284	1,676	1,960	(437)	2001	40 years
Plaza VII - Boise, ID	1,107	300	3,058	414	351	3,421	3,772	(828)	2003	40 years
Plymouth 5095 Nathan Lane - Plymouth, MN	1,274	604	1,253	40	604	1,293	1,897	(123)	2007	40 years
Plymouth I - Plymouth, MN	1,234	530	1,133	27	530	1,160	1,690	(208)	2004	40 years
Plymouth II - Plymouth, MN	1,234	367	1,264	41	367	1,305	1,672	(233)	2004	40 years
Plymouth III - Plymouth, MN	1,518	507	1,495	350	507	1,845	2,352	(345)	2004	40 years
Plymouth IV & V - Plymouth, MN	7,168	1,336	12,693	1,317	1,338	14,008	15,346	(3,823)	2001	40 years

2011 Annual Report F-37

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office - continued
Prairie Oak Business Center - Eden Prairie, MN	$3,466	$531	$4,069	$1,468	$563	$5,505	$6,068	$(1,497)	2003	40 years
Rapid City 900 Concourse Drive - Rapid City, SD	2,014	285	6,600	276	321	6,840	7,161	(1,838)	2000	40 years
Riverport - Maryland Heights, MO	19,690	1,891	18,982	26	1,917	18,982	20,899	(2,197)	2006	40 years
Southeast Tech Center - Eagan, MN	1,762	560	5,496	352	569	5,839	6,408	(1,802)	1999	40 years
Spring Valley IV - Omaha, NE	824	178	916	60	186	968	1,154	(159)	2005	40 years
Spring Valley V - Omaha, NE	907	212	1,123	251	240	1,346	1,586	(203)	2005	40 years
Spring Valley X - Omaha, NE	841	180	1,024	32	180	1,056	1,236	(155)	2005	40 years
Spring Valley XI - Omaha, NE	824	143	1,094	35	151	1,121	1,272	(160)	2005	40 years
Superior Office Building - Duluth, MN	1,378	336	2,200	2	336	2,202	2,538	(388)	2004	40 years
TCA Building - Eagan, MN	7,968	627	8,571	807	684	9,321	10,005	(2,040)	2003	40 years
Three Paramount Plaza - Bloomington, MN(1)	0	1,261	6,149	1,825	1,298	7,937	9,235	(2,003)	2002	40 years
Thresher Square - Minneapolis, MN	0	1,094	10,026	1,678	1,104	11,694	12,798	(2,859)	2002	40 years
Timberlands - Leawood, KS	13,155	2,375	12,218	659	2,495	12,757	15,252	(1,759)	2006	40 years
UHC Office - International Falls, MN	1,168	119	2,366	80	119	2,446	2,565	(445)	2004	40 years
US Bank Financial Center - Bloomington, MN	14,016	3,117	13,350	580	3,119	13,928	17,047	(2,164)	2005	40 years
Viromed - Eden Prairie, MN	907	666	4,197	1	666	4,198	4,864	(1,281)	1999	40 years
Wells Fargo Center - St Cloud, MN	6,336	869	8,373	1,083	869	9,456	10,325	(1,512)	2005	40 years
West River Business Park - Waite Park, MN	687	235	1,195	47	235	1,242	1,477	(258)	2003	40 years
Westgate - Boise, ID	4,373	1,000	10,618	1,911	1,000	12,529	13,529	(2,627)	2003	40 years
Whitewater Plaza - Minnetonka, MN	3,965	530	4,860	716	577	5,529	6,106	(1,345)	2002	40 years
Wirth Corporate Center - Golden Valley, MN	3,777	970	7,659	868	971	8,526	9,497	(2,172)	2002	40 years
Woodlands Plaza IV - Maryland Heights, MO	4,360	771	4,609	741	837	5,284	6,121	(663)	2006	40 years
Total Commercial Office	$343,338	$72,116	$470,581	$52,794	$73,828	521,663	$595,491	$(104,650)

Commercial Medical
2800 Medical Building - Minneapolis, MN	$5,763	$204	$7,135	$2,149	$229	$9,259	$9,488	$(1,582)	2005	40 years
2828 Chicago Avenue - Minneapolis, MN	8,669	726	11,319	5,628	729	16,944	17,673	(1,517)	2007	40 years
Airport Medical - Bloomington, MN	1,640	0	4,678	0	0	4,678	4,678	(1,263)	2002	40 years
Barry Pointe Office Park - Kansas City, MO	1,493	384	2,366	104	392	2,462	2,854	(259)	2007	40 years
Billings 2300 Grant Road - Billings, MT	1,976	649	1,216	0	649	1,216	1,865	(24)	2010	40 years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	7,574	1,071	6,842	723	1,071	7,565	8,636	(591)	2008	40 years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	4,734	189	5,127	550	189	5,677	5,866	(466)	2008	40 years

2011 Annual Report F-38

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Medical - continued
Casper 1930 E 12th Street (Park Place) - Casper, WY(1)	$0	$439	$5,780	$(47)	$439	$5,733	$6,172	$(196)	2009	40 years
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY(1)	0	338	5,881	(2)	338	5,879	6,217	(202)	2009	40 years
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY(1)	0	628	9,869	(2)	628	9,867	10,495	(339)	2009	40 years
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY(1)	0	695	7,455	0	695	7,455	8,150	(256)	2009	40 years
Denfeld Clinic - Duluth, MN	1,859	501	2,597	1	501	2,598	3,099	(458)	2004	40 years
Eagan 1440 Duckwood Medical - Eagan, MN	1,894	521	1,547	519	521	2,066	2,587	(259)	2008	40 years
Edgewood Vista - Belgrade, MT	0	35	779	0	35	779	814	(61)	2008	40 years
Edgewood Vista - Billings, MT	2,026	115	1,782	(15)	115	1,767	1,882	(142)	2008	40 years
Edgewood Vista - Bismarck, ND	5,854	511	9,193	36	511	9,229	9,740	(1,296)	2005	40 years
Edgewood Vista - Brainerd, MN	5,786	587	8,999	34	587	9,033	9,620	(1,268)	2005	40 years
Edgewood Vista - Columbus, NE(1)	0	43	824	0	43	824	867	(64)	2008	40 years
Edgewood Vista - East Grand Forks, MN	3,087	290	1,383	(31)	290	1,352	1,642	(109)	2000	40 years
Edgewood Vista - Fargo, ND	13,720	775	20,870	0	775	20,870	21,645	(1,630)	2008	40 years
Edgewood Vista - Fremont, NE	624	56	490	42	56	532	588	(129)	2008	40 years
Edgewood Vista - Grand Island, NE(1)	0	33	773	0	33	773	806	(60)	2000	40 years
Edgewood Vista - Hastings, NE	643	49	517	41	49	558	607	(139)	2008	40 years
Edgewood Vista - Hermantown I, MN	17,251	288	9,871	1,501	288	11,372	11,660	(2,736)	2000	40 years
Edgewood Vista - Hermantown II, MN	6,705	719	10,517	33	719	10,550	11,269	(1,482)	2005	40 years
Edgewood Vista - Kalispell, MT	645	70	502	52	70	554	624	(135)	2001	40 years
Edgewood Vista - Minot, ND	9,865	1,046	11,590	0	1,046	11,590	12,636	(133)	2010	40 years
Edgewood Vista - Missoula, MT	916	109	854	36	109	890	999	(312)	1996	40 years
Edgewood Vista - Norfolk, NE(1)	0	42	722	0	42	722	764	(56)	2008	40 years
Edgewood Vista - Omaha, NE	408	89	547	40	89	587	676	(142)	2001	40 years
Edgewood Vista - Sioux Falls, SD	1,161	314	1,001	(27)	314	974	1,288	(79)	2008	40 years
Edgewood Vista - Spearfish, SD	3,645	315	8,584	35	315	8,619	8,934	(839)	2005	40 years
Edgewood Vista - Virginia, MN	14,674	246	11,823	76	246	11,899	12,145	(2,461)	2002	40 years
Edina 6363 France Medical - Edina, MN(1)	0	0	12,675	20	0	12,695	12,695	(1,397)	2008	40 years
Edina 6405 France Medical - Edina, MN	9,347	0	12,201	0	0	12,201	12,201	(1,232)	2008	40 years
Edina 6517 Drew Avenue - Edina, MN	1,192	353	660	524	372	1,165	1,537	(341)	2002	40 years
Edina 6525 France SMC II - Edina, MN	10,500	755	8,054	5,945	1,003	13,751	14,754	(3,955)	2003	40 years
Edina 6545 France SMC I - Edina MN	31,836	3,480	30,743	11,020	3,480	41,763	45,243	(10,938)	2001	40 years
Fresenius - Duluth, MN	841	50	1,520	2	50	1,522	1,572	(268)	2004	40 years

2011 Annual Report F-39

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Medical - continued
Garden View - St. Paul, MN	$2,270	$0	$7,408	$484	$0	$7,892	$7,892	$(1,814)	2002	40 years
Gateway Clinic - Sandstone, MN	1,076	66	1,699	1	66	1,700	1,766	(299)	2004	40 years
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	12,678	3,239	18,362	0	3,239	18,362	21,601	(5,030)	2000	40 years
High Pointe Health Campus - Lake Elmo, MN	2,243	1,305	10,528	1,378	1,322	11,889	13,211	(2,023)	2004	40 years
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY(1)	0	406	6,634	(2)	406	6,632	7,038	(228)	2009	40 years
Mariner Clinic - Superior, WI	2,354	0	3,781	21	20	3,782	3,802	(669)	2004	40 years
Minneapolis 701 25th Avenue Medical - Minneapolis, MN	6,580	0	7,873	0	0	7,873	7,873	(615)	2008	40 years
Missoula 3050 Great Northern - Missoula, MT	2,092	640	1,331	0	640	1,331	1,971	(26)	2010	40 years
Nebraska Orthopedic Hospital - Omaha, NE	12,780	0	20,272	1,526	0	21,798	21,798	(3,588)	2004	40 years
Park Dental - Brooklyn Center, MN	940	185	2,767	0	185	2,767	2,952	(597)	2002	40 years
Pavilion I - Duluth, MN	6,203	1,245	8,898	31	1,245	8,929	10,174	(1,541)	2004	40 years
Pavilion II - Duluth, MN	11,414	2,715	14,673	1,939	2,717	16,610	19,327	(3,691)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	6,898	1,615	7,851	943	1,647	8,762	10,409	(1,306)	2005	40 years
Sartell 2000 23rd Street South - Sartell, MN	4,684	0	11,781	912	0	12,693	12,693	(2,810)	2002	40 years
St Michael Clinic - St Michael, MN	1,996	328	2,259	264	328	2,523	2,851	(257)	2007	40 years
Stevens Point - Stevens Point, WI	10,170	442	3,888	10,495	442	14,383	14,825	(1,618)	2006	40 years
Wells Clinic - Hibbing, MN	1,642	162	2,497	1	162	2,498	2,660	(439)	2004	40 years
Total Commercial Medical	$262,348	$29,063	$371,788	$46,980	$29,437	418,394	$447,831	$(65,367)

Commercial Industrial
API Building - Duluth, MN	$934	$115	$1,605	$3	$115	$1,608	$1,723	$(283)	2004	40 years
Bloomington 2000 W 94th Street - Bloomington, MN	3,890	2,133	4,097	993	2,133	5,090	7,223	(533)	2006	40 years
Bodycote Industrial Building - Eden Prairie, MN	1,186	198	1,154	800	198	1,954	2,152	(760)	1992	40 years
Brooklyn Park 7401 Boone Avenue - Brooklyn Park, MN	6,571	1,368	11,643	1,780	1,368	13,423	14,791	(2,861)	2007	40 years
Cedar Lake Business Center - St. Louis Park, MN	2,389	895	2,810	50	895	2,860	3,755	(285)	2009	40 years
Clive 2075 NW 94th Street - Clive, IA	2,250	408	2,611	48	408	2,659	3,067	(113)	2002	40 years
Dixon Avenue Industrial Park - Des Moines, IA	7,296	1,439	10,758	1,102	1,439	11,860	13,299	(2,823)	2008	40 years
Eagan 2785 & 2795 Highway 55 - Eagan, MN	3,624	3,058	2,570	0	3,058	2,570	5,628	(208)	1999	40 years
Fargo 1320 45th Street N - Fargo, ND(1)	0	395	3,518	246	395	3,764	4,159	(78)	2010	40 years
Lexington Commerce Center - Eagan, MN	2,447	453	4,352	1,833	480	6,158	6,638	(1,993)	2004	40 years
Lighthouse - Duluth, MN	981	90	1,788	7	90	1,795	1,885	(318)	2002	40 years
Metal Improvement Company - New Brighton, MN	1,557	240	2,189	78	240	2,267	2,507	(526)	2009	40 years

2011 Annual Report F-40

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Industrial - continued
Minnetonka 13600 County Road 62 - Minnetonka, MN	$2,412	$809	$434	$2,459	$809	$2,893	$3,702	$(163)	2006	40 years
Roseville 2929 Long Lake Road - Roseville, MN	5,721	1,966	7,272	1,483	1,980	8,741	10,721	(985)	1995	40 years
Stone Container - Fargo, ND	2,334	440	6,597	104	440	6,701	7,141	(2,273)	2001	40 years
Stone Container - Roseville, MN	3,743	810	7,440	32	810	7,472	8,282	(1,744)	2007	40 years
Urbandale 3900 106th Street - Urbandale, IA	10,800	3,680	10,089	493	3,721	10,541	14,262	(1,106)	2000	40 years
Winsted Industrial Building - Winsted, MN	411	100	901	48	100	949	1,049	(282)	2001	40 years
Woodbury 1865 Woodlane - Woodbury, MN	2,810	1,108	2,628	1,882	1,121	4,497	5,618	(379)	2007	40 years
Total Commercial Industrial	$61,356	$19,705	$84,456	$13,441	$19,800	97,802	$117,602	$(17,713)

Commercial Retail
17 South Main - Minot, ND	$0	$15	$75	$197	$17	$270	$287	$(175)	2000	40 years
Anoka Strip Center - Anoka, MN	0	123	602	25	134	616	750	(127)	2003	40 years
Burnsville 1 Strip Center - Burnsville, MN	461	208	773	208	208	981	1,189	(200)	2003	40 years
Burnsville 2 Strip Center - Burnsville, MN	366	291	469	214	294	680	974	(148)	2003	40 years
Champlin South Pond - Champlin, MN	1,729	842	2,703	48	866	2,727	3,593	(502)	2004	40 years
Chan West Village - Chanhassen, MN	13,722	5,035	14,665	1,734	5,606	15,828	21,434	(3,410)	2003	40 years
Dakota West Plaza - Minot , ND	379	92	493	28	106	507	613	(66)	2006	40 years
Duluth Denfeld Retail - Duluth, MN	2,624	276	4,699	62	276	4,761	5,037	(839)	2004	40 years
Duluth NAPA - Duluth, MN	794	130	1,800	4	131	1,803	1,934	(317)	2004	40 years
Eagan Community - Eagan, MN	1,399	702	1,588	858	703	2,445	3,148	(488)	2003	40 years
East Grand Station - East Grand Forks, MN	110	150	1,235	314	151	1,548	1,699	(392)	1999	40 years
Fargo Express Community - Fargo, ND	1,041	374	1,420	126	386	1,534	1,920	(298)	2003-2005	40 years
Forest Lake Auto - Forest Lake, MN(1)	0	50	446	13	50	459	509	(97)	2003	40 years
Forest Lake Westlake Center - Forest Lake, MN	4,473	2,446	5,304	458	2,480	5,728	8,208	(1,188)	2003	40 years
Grand Forks Carmike - Grand Forks, ND	1,753	184	2,360	2	184	2,362	2,546	(974)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	3,132	681	4,808	218	722	4,985	5,707	(1,416)	2000	40 years
Jamestown Buffalo Mall - Jamestown, ND(2)	1,058	566	3,209	2,457	871	5,361	6,232	(997)	2003	40 years
Jamestown Business Center - Jamestown, ND	590	297	1,023	1,312	333	2,299	2,632	(616)	2003	40 years
Kalispell Retail Center - Kalispell, MT	1,419	250	2,250	972	253	3,219	3,472	(603)	2003	40 years
Kentwood Thomasville Furniture - Kentwood, MI	0	225	1,889	(698)	225	1,191	1,416	(647)	1996	40 years
Lakeville Strip Center - Lakeville, MN	1,036	46	1,142	827	94	1,921	2,015	(490)	2003	40 years
Livingston Pamida - Livingston, MT	1,195	227	1,573	0	227	1,573	1,800	(323)	2003	40 years
Minot 1400 31st Ave - Minot, ND	0	1,026	6,143	275	1,026	6,418	7,444	(58)	2010	40 years
Minot Arrowhead - Minot, ND	2,356	100	1,064	6,015	716	6,463	7,179	(2,464)	1973	15 1/2-40 years
Minot Plaza - Minot, ND	828	50	453	129	80	552	632	(260)	1993	40 years
Monticello C Store - Monticello, MN(1)	0	65	770	37	97	775	872	(165)	2003	40 years

2011 Annual Report F-41

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Retail - continued
Omaha Barnes & Noble - Omaha, NE	$2,692	$600	$3,099	$0	$600	$3,099	$3,699	$(1,201)	1995	40 years
Pine City C-Store - Pine City, MN	310	83	357	12	83	369	452	(74)	2003	40 years
Pine City Evergreen Square - Pine City, MN	1,906	154	2,646	582	385	2,997	3,382	(693)	2003	40 years
Rochester Maplewood Square - Rochester, MN(1)	0	3,275	8,610	876	3,652	9,109	12,761	(2,641)	1999	40 years
St. Cloud Westgate - St. Cloud, MN	3,373	1,219	5,535	632	1,242	6,144	7,386	(1,013)	2004	40 years
Weston Retail - Weston, WI	0	79	1,575	27	80	1,601	1,681	(328)	2003	40 years
Weston Walgreens - Weston, WI	3,200	66	1,718	672	67	2,389	2,456	(294)	2006	40 years
Total Commercial Retail	$51,946	$19,927	$86,496	$18,636	$22,345	102,714	$125,059	$(23,504)

Subtotal	$991,582	$174,256	$1,359,138	$237,404	$188,106	$1,582,692	$1,770,798	$(328,952)

2011 Annual Report F-42

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Unimproved Land
Bismarck 2130 S 12th St - Bismarck, ND	$0	$576	$0	$13	$589	$0	$589	$0	2008
Bismarck 700 E Main - Bismarck, ND	0	314	0	556	870	0	870	0	2008
Eagan Unimproved Land - Eagan, MN	0	423	0	0	423	0	423	0	2006
Georgetown Square Unimproved Land - Grand Chute, WI	2,221	1,860	0	0	1,860	0	1,860	0	2006
IRET Corporate Plaza Retention Pond - Minot, ND	0	75	0	87	162	0	162	0	2009
Kalispell Unimproved Land - Kalispell, MT	0	1,400	0	23	1,411	12	1,423	0	2003
Monticello Unimproved Land - Monticello, MN	0	115	0	2	117	0	117	0	2006
River Falls Unimproved Land - River Falls, WI	0	176	0	5	179	2	181	0	2003
Urbandale Unimproved Land - Urbandale, IA	0	5	0	108	113	0	113	0	2009
Weston Unimproved Land - Weston, WI	0	812	0	0	812	0	812	0	2006
Total Unimproved Land	$2,221	$5,756	$0	$794	$6,536	$14	$6,550	$0

Development in Progress
1st Avenue Building - Minot, ND	$0	$0	$0	$280	$0	$280	$280	$0	1981
Jamestown Buffalo Mall Theater - Jamestown, ND	0	0	1,436	97	0	1,533	1,533	0	2003
Georgetown Square Development - Grand Chute, WI	0	240	1,708	(173)	242	1,533	1,775	0	2006
IRET Corporate Plaza 2 - Minot, ND(2)	0	568	0	4,183	568	4,183	4,751	0	2009
Quarry Ridge 2 - Rochester, MN	0	942	412	0	942	412	1,354	0	2006
Total Development in Progress	$0	$1,750	$3,556	$4,387	$1,752	$7,941	$9,693	$0

Total	$993,803	$181,762	$1,362,694	$242,585	$196,394	$1,590,647	$1,787,041	$(328,952)

(a)
Amounts in this column are the mortgages payable balances as of April 30, 2011. These amounts do not include amounts owing under the Company’s multi-bank line of credit or under the Company’s two loans financed with Recovery Zone Facility Bonds.

(1)
As of April 30, 2011, this property was included in the collateral pool securing the Company’s $50.0 million multi-bank line of credit. The Company may add and remove eligible properties from the collateral pool if certain minimum collateral requirements are satisfied. Advances under the facility may not exceed 60% of the value of properties provided as security.

(2)	This property is collateral for a loan to the Company financed by Recovery Zone Facility Bonds.

2011 Annual Report F-43

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ended April 30, 2011, 2010, and 2009 are as follows:

	(in thousands)
	2011	2010	2009

Balance at beginning of year	$1,800,519	$1,729,585	$1,648,259
Additions during year
Multi-Family Residential	4,210	4,270	23,215
Commercial Office	6,836	2,096	8,573
Commercial Medical	19,249	38,125	19,084
Commercial Industrial	3,914	3,066	4,337
Commercial Retail	7,169	0	0
Improvements and Other	23,183	29,343	27,971
	1,865,080	1,806,485	1,731,439
Deductions during year
Cost of real estate sold	(86,994)	(1,217)	(49)
Impairment charge	0	(1,678)	(338)
Other(A)	(7,288)	(3,071)	(1,467)
Balance at close of year(B)	$1,770,798	$1,800,519	$1,729,585

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2011, 2010, and 2009, are as follows:

	(in thousands)
	2011	2010	2009

Balance at beginning of year	$308,626	$262,871	$219,379
Additions during year
Provisions for depreciation	49,375	48,152	44,227
Deductions during year
Accumulated depreciation on real estate sold	(25,366)	(737)	(36)
Other(C)	(3,683)	(1,660)	(699)
Balance at close of year	$328,952	$308,626	$262,871

(A)	Consists of miscellaneous disposed assets and assets moved to Development in Progress.
(B)	The net basis of the Company’s real estate investments for Federal Income Tax purposes is approximately $1.2 billion.
(C)	Consists of miscellaneous disposed assets.

2011 Annual Report F-44

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2011

Schedule IV

INVESTMENTS IN MORTGAGE LOANS ON REAL ESTATE

				(in thousands)
	Interest Rate	Final Maturity Date	Payment Terms	Prior Liens	Face Amt. of Mortgages	Carrying Amt. of Mortgages	Prin. Amt of Loans Subject to Delinquent Prin. or Int.
First Mortgage
Liberty Holdings, LLC	7.00%	11/01/12	Monthly/ Balloon	0	167	159	0
				$0	$167	$159	$0
Less:
Allowance for Loan Losses						$(3)
						$156

	(in thousands)
	2011	2010	2009
MORTGAGE LOANS RECEIVABLE, BEGINNING OF YEAR	$158	$160	$541
New participations in and advances on mortgage loans	0	0	0
	$158	$160	$541
Collections	(2)	(2)	(381)
Transferred to other assets	0	0	0
MORTGAGE LOANS RECEIVABLE, END OF YEAR	$156	$158	$160

2011 Annual Report F-45

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

4.1
Loan Agreement dated August 12, 2010 by and among IRET Properties, as borrower, the financial institutions party thereto as lenders, and First International Bank & Trust as lender and lead bank, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2010.

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

10.6*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2005, and incorporated herein by reference.

10.7*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 12, 2005, and incorporated herein by reference.

10.8	Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

10.9*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed September 11, 2006, and incorporated herein by reference.

10.10	Loan and Security Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.

10.11*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2007, and incorporated herein by reference.

10.12*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 11, 2008, and incorporated herein by reference.

10.13*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 12, 2009, and incorporated herein by reference.

10.14*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2007, and incorporated herein by reference.

10.15*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed September 9, 2009, and incorporated herein by reference.

10.16*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed December 10, 2009, and incorporated herein by reference.

10.17*	Description of Compensation of Executive Officers, filed as Exhibit 10 to the Company’s Form 10-Q filed March 14, 2011, and incorporated herein by reference.

10.18*	Description of Compensation of Trustees, filed as Exhibit 10 to the Company’s Form 10-Q filed September 9, 2010, and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Senior Vice President and Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

32.2	Section 906 Certification of the Senior Vice President and Chief Financial Officer, filed herewith.

________________________
*           Indicates management compensatory plan, contract or arrangement.