Form 10-Q
period 2011-07-31
INVESTORS REAL ESTATE TRUST
filed 2011-09-09
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended July 31, 2011

Commission File Number 0-14851

INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Post Office Box 1988
1400 31st Avenue SW, Suite 60
Minot, ND 58702-1988
(Address of principal executive offices) (Zip code)

(701) 837-4738
(Registrant’s telephone number, including area code)

3015 16th Street SW, Suite 100
Minot, ND 58702-1988

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of August 31, 2011, it had 81,806,481 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2012
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	July 31, 2011	April 30, 2011
ASSETS
Real estate investments
Property owned	$1,777,485	$1,770,798
Less accumulated depreciation	(339,293)	(328,952)
	1,438,192	1,441,846
Development in progress	12,697	9,693
Unimproved land	6,550	6,550
Mortgage loans receivable, net of allowance of $3 and $3, respectively	156	156
Total real estate investments	1,457,595	1,458,245
Other assets
Cash and cash equivalents	37,307	41,191
Other investments	627	625
Receivable arising from straight-lining of rents, net of allowance of $1,017 and $996, respectively	19,331	18,933
Accounts receivable, net of allowance of $220 and $317, respectively	7,935	5,646
Real estate deposits	458	329
Prepaid and other assets	1,997	2,351
Intangible assets, net of accumulated amortization of $43,877 and $42,154, respectively	48,108	49,832
Tax, insurance, and other escrow	15,198	15,268
Property and equipment, net of accumulated depreciation of $1,358 and $1,231, respectively	1,687	1,704
Goodwill	1,127	1,127
Deferred charges and leasing costs, net of accumulated amortization of $14,615 and $13,675, respectively	20,304	20,112
TOTAL ASSETS	$1,611,674	$1,615,363

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$34,547	$37,879
Revolving line of credit	34,000	30,000
Mortgages payable	1,002,962	993,803
Other	6,369	8,404
TOTAL LIABILITIES	1,077,878	1,070,086
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	1,263	987
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2011 and April 30, 2011, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 81,258,846 shares issued and outstanding at July 31, 2011, and 80,523,265 shares issued and outstanding at April 30, 2011)	627,722	621,936
Accumulated distributions in excess of net income	(250,585)	(237,563)
Total Investors Real Estate Trust shareholders’ equity	404,454	411,690
Noncontrolling interests – Operating Partnership (19,958,439 units at July 31, 2011 and 20,067,350 units at April 30, 2011)	119,382	123,627
Noncontrolling interests – consolidated real estate entities	8,697	8,973
Total equity	532,533	544,290
TOTAL LIABILITIES AND EQUITY	$1,611,674	$1,615,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2011 and 2010

	(in thousands, except per share data)
	Three Months Ended July 31
	2011	2010
REVENUE
Real estate rentals	$48,900	$47,859
Tenant reimbursement	10,728	11,317
TOTAL REVENUE	59,628	59,176
EXPENSES
Depreciation/amortization related to real estate investments	14,166	13,914
Utilities	3,998	4,054
Maintenance	6,828	6,894
Real estate taxes	7,803	7,824
Insurance	877	451
Property management expenses	5,381	5,090
Administrative expenses	1,952	1,757
Advisory and trustee services	229	212
Other expenses	315	353
Amortization related to non-real estate investments	734	652
TOTAL EXPENSES	42,283	41,201
Interest expense	(15,925)	(16,071)
Interest income	53	54
Other income	100	83
Income from continuing operations before income taxes	1,573	2,041
Income tax expense	0	(19)
Income from continuing operations	1,573	2,022
Income from discontinued operations	0	310
NET INCOME	1,573	2,332
Net income attributable to noncontrolling interests – Operating Partnership	(178)	(370)
Net loss attributable to noncontrolling interests – consolidated real estate entities	26	24
Net income attributable to Investors Real Estate Trust	1,421	1,986
Dividends to preferred shareholders	(593)	(593)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$828	$1,393
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	.01	.02
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.01	$.02
DIVIDENDS PER COMMON SHARE	$.1715	$.1715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the three months ended July 31, 2011 and 2010

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$145,592	$555,115
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					1,986	338	2,324
Distributions – common shares and units					(13,036)	(3,514)	(16,550)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			330	2,773			2,773
Shares issued			1,774	14,785			14,785
Redemption of units for common shares			249	1776		(1,776)	0
Adjustments to redeemable noncontrolling interests				393			393
Other				(1)		(300)	(301)
Balance July 31, 2010	1,150	$27,317	78,158	$603,344	$(213,055)	$140,340	$557,946

Balance April 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					1,421	147	1,568
Distributions – common shares and units					(13,850)	(3,424)	(17,274)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment plan			375	2,950			2,950
Shares issued			253	2,142			2,142
Redemption of units for common shares			109	999		(999)	0
Adjustments to redeemable noncontrolling interests				(298)			(298)
Other			(1)	(7)		(245)	(252)
Balance July 31, 2011	1,150	$27,317	81,259	$627,722	$(250,585)	$128,079	$532,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2011 and 2010

	(in thousands)
	Three Months Ended July 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,573	$2,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,301	15,534
Bad debt expense	85	0
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(419)	(453)
Increase in accounts receivable	(148)	(913)
Decrease (increase) in prepaid and other assets	354	(1,843)
Increase in tax, insurance and other escrow	(366)	(1,090)
Increase in deferred charges and leasing costs	(1,302)	(1,387)
Decrease in accounts payable, accrued expenses, and other liabilities	(4,733)	(3,570)
Net cash provided by operating activities	10,345	8,610
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	381	433
Payments for real estate deposits	(510)	(219)
Increase in other investments	(2)	0
Decrease in lender holdbacks for improvements	436	0
Proceeds from sale of real estate and other investments	4	0
Insurance proceeds received	50	3
Payments for acquisitions and improvements of real estate investments	(12,240)	(8,887)
Net cash used by investing activities	(11,881)	(8,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	21,445	12,975
Principal payments on mortgages payable	(14,286)	(11,468)
Principal payments on revolving lines of credit and other debt	0	(22)
Proceeds from revolving lines of credit and other debt	4,000	0
Principal payments on notes payable	(10)	0
Proceeds from sale of common shares, net of issue costs	1,699	14,532
Repurchase of fractional shares and partnership units	(7)	(1)
Distributions paid to common shareholders, net of reinvestment of $2,742 and $2,589, respectively	(11,108)	(10,447)
Distributions paid to preferred shareholders	(593)	(593)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $208 and $184, respectively	(3,216)	(3,330)
Distributions paid to noncontrolling interests – consolidated real estate entities	(245)	(300)
Distributions paid to redeemable noncontrolling interests – consolidated real estate entities	(27)	0
Net cash (used) provided by financing activities	(2,348)	1,346
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,884)	1,286
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,191	54,791
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,307	$56,077

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2011 and 2010

	(in thousands)
	Three Months Ended July 31
	2011	2010
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$2,742	$2,589
Operating partnership distribution reinvestment plan	208	184
Operating partnership units converted to shares	999	1,776
Real estate investment acquired through assumption of indebtedness and accrued costs	0	4,288
Adjustments to accounts payable included within real estate investments	(1,843)	(1,352)
Fair value adjustments to redeemable noncontrolling interests	298	(393)
Involuntary conversion of assets due to flood damage	2,176	0
Construction debt reclassified to mortgages payable	2,000	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	14,751	16,365
Interest other	817	79
	$15,568	$16,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2011 and 2010

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the quarters ended July 31, 2011 and 2010.  IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of July 31, 2011, IRET owned 78 multi-family residential properties with 8,664 apartment units and 176 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.2 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 80.3% and 80.1%, respectively, as of July 31, 2011 and April 30, 2011. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

The condensed consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership and income and expenses.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of IRET have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods have been included.

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, as filed with the SEC on July 14, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amended Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in  U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The amendments are to be applied prospectively for annual periods beginning after December 15, 2011.  The Company is evaluating the effect ASU 2011-04 will have on the Company’s consolidated financial statements, but does not expect  the adoption of ASU 2011-04 will have a material effect on the Company’s operating results or financial position. To date, the Company has not had any transfers in and out of Level 1 and Level 2 fair value measurements, nor does it have any Level 3 fair value measurements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the three months ended July 31, 2011 and 2010, the Company incurred no losses due to impairment.

COMPENSATING BALANCES AND OTHER INVESTMENTS

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.0 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Town & Country Credit Union, Minot, North Dakota, deposit of $1,000, and Venture Bank, Eagan, Minnesota, deposit of $275,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the $627,000 in Other investments on the Condensed Consolidated Balance Sheets.  The certificates of deposit have remaining terms of less than three years and the Company intends to hold them to maturity.

IDENTIFIED INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the three months ended July 31, 2011, the Company added no new intangible assets or liabilities. In the three months ended July 31, 2010,  the Company added approximately $1.4 million of new intangible assets and no new intangible liabilities. The weighted average life of the intangible assets acquired in the three months ended July 31, 2010 is 6.5 years. Amortization of intangibles related to above or below-market leases is recorded in Real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in Depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company’s identified intangible assets and intangible liabilities at July 31, 2011 and April 30, 2011 were as follows:

	(in thousands)
	July 31, 2011	April 30, 2011
Identified intangible assets (included in intangible assets):
Gross carrying amount	$91,985	$91,986
Accumulated amortization	(43,877)	(42,154)
Net carrying amount	$48,108	$49,832

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,104	$1,104
Accumulated amortization	(925)	(900)
Net carrying amount	$179	$204

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(26,000) and $(7,000) for the three months ended July 31, 2011 and 2010, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2013	$31
2014	35
2015	18
2016	14
2017	6

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.7 million and $2.0 million for the three months ended July 31, 2011 and 2010, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2013	$4,598
2014	4,140
2015	3,783
2016	3,566
2017	3,097

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book value as of July 31, 2011 and April 30, 2011 was $1.1 million. The annual review at April 30, 2011 indicated no impairment and there was no indication of impairment at July 31, 2011.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. This retrospective recast was completed previously as it relates to prior year discontinued operations; there were no discontinued operations in the current year.

INVOLUNTARY CONVERSION OF ASSETS

As we have previously reported, Minot, North Dakota, where our corporate headquarters are located, experienced significant flooding in June 2011, resulting in extensive damage to our Arrowhead Shopping Center and Chateau Apartments. Costs related to clean-up and redevelopment are insured to a limit that the Company believes will allow for full restoration of both properties, with loss of rents covered by business interruption insurance. The Company plans to restore the assets that were damaged by the flooding and expects that the costs of such restoration and rebuilding will be recoverable from insurance proceeds, subject to a $200,000 deductible. The financial and operational effect of the flooding in the first quarter of fiscal year 2012 is reflected in our financial statements through a write down of assets on the Condensed Consolidated Balance Sheets totaling approximately $2.2 million with an offsetting insurance receivable of $2.2 million recorded within Accounts receivable, and a $312,000 deduction to Net Income on the Condensed Consolidated Statements of Operations, of which $137,000 will be added back as income when insurance proceeds are received and gain contingencies are resolved, in accordance with GAAP.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.   The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2011 and 2010:

	(in thousands, except per share data)
	Three Months Ended July 31
	2011	2010
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$1,421	$1,742
Income (loss) from discontinued operations – Investors Real Estate Trust	0	244
Net income attributable to Investors Real Estate Trust	1,421	1,986
Dividends to preferred shareholders	(593)	(593)
Numerator for basic earnings per share – net income available to common shareholders	828	1,393
Noncontrolling interests – Operating Partnership	178	370
Numerator for diluted earnings per share	$1,006	$1,763
DENOMINATOR
Denominator for basic earnings per share weighted average shares	80,854	76,384
Effect of convertible operating partnership units	19,990	20,393
Denominator for diluted earnings per share	100,844	96,777
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.01	$.02
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.01	$.02

NOTE 4 • EQUITY

During the three months ended July 31, 2011 and 2010, respectively, approximately 109,000 Units and 249,000 Units were converted to common shares, with a total value of approximately $999,000 and $1.8 million included in equity. Approximately 13,000 common shares were issued under the Company’s 401(k) plan during the three months ended July 31, 2011, with a total value of approximately $106,000 included in equity. No common shares were issued under the Company’s 401(k) plan during the three months ended July 31, 2010. Under the Company’s Distribution Reinvestment and Share Purchase Plan, approximately 562,000 common shares and 375,000 common shares were issued during the three months ended July 31, 2011 and 2010, respectively, with a total value of $4.5 million and $3.1 million included in equity.

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

The revenues and net operating income for these reportable segments are summarized as follows for the three month periods ended July 31, 2011 and 2010, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended July 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$17,482	$18,815	$16,617	$3,435	$3,279	$59,628
Real estate expenses	8,366	8,944	5,518	966	1,093	24,887
Net operating income	$9,116	$9,871	$11,099	$2,469	$2,186	34,741
Depreciation/amortization						(14,900)
Administrative, advisory and trustee services						(2,181)
Other expenses						(315)
Interest expense						(15,925)
Interest and other income						153
Net income						$1,573

	(in thousands)
Three Months Ended July 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$16,167	$19,893	$16,310	$3,389	$3,417	$59,176
Real estate expenses	8,058	8,943	5,308	964	1,040	24,313
Net operating income	$8,109	$10,950	$11,002	$2,425	$2,377	34,863
Depreciation/amortization						(14,566)
Administrative, advisory and trustee services						(1,969)
Other expenses						(353)
Interest expense						(16,071)
Interest and other income						137
Income tax expense						(19)
Income from continuing operations						2,022
Income from discontinued operations						310
Net income						$2,332

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of July 31, 2011, and April 30, 2011, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of July 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$486,585	$597,015	$448,450	$118,208	$127,227	$1,777,485
Less accumulated depreciation/amortization	(120,579)	(108,861)	(68,506)	(18,421)	(22,926)	(339,293)
Total property owned	$366,006	$488,154	$379,944	$99,787	$104,301	1,438,192
Cash and cash equivalents						37,307
Marketable securities						627
Receivables and other assets						116,145
Development in progress						12,697
Unimproved land						6,550
Mortgage loans receivable, net of allowance						156
Total Assets						$1,611,674

	(in thousands)
As of April 30, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$484,815	$595,491	$447,831	$117,602	$125,059	$1,770,798
Less accumulated depreciation/amortization	(117,718)	(104,650)	(65,367)	(17,713)	(23,504)	(328,952)
Total property owned	$367,097	$490,841	$382,464	$99,889	$101,555	1,441,846
Cash and cash equivalents						41,191
Marketable securities						625
Receivables and other assets						115,302
Development in progress						9,693
Unimproved land						6,550
Mortgage loans receivable, net of allowance						156
Total Assets						$1,615,363

NOTE 6 • COMMITMENTS AND CONTINGENCIES

Litigation. The Company is not a party to any legal proceedings which are expected to have a material effect on the Company’s liquidity, financial position, cash flows or results of operations. The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. Various claims of resident discrimination are also periodically brought, most of which also are covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material effect on the Company’s liquidity, financial position, cash flows or results of operations.

Insurance. IRET carries insurance coverage on its properties in amounts and types that the Company believes are customarily obtained by owners of similar properties and are sufficient to achieve IRET’s risk management objectives.

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of July 31, 2011, the total property cost of the 28 properties subject to purchase options was approximately $209.4 million, and the total gross rental revenue from these properties was approximately $5.1 million for the three months ended July 31, 2011.

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

Restrictions on Taxable Dispositions. Approximately 107 of IRET’s properties, consisting of approximately 6.2 million square feet of the Company’s combined commercial segments’ properties and 3,768 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $771.1 million at July 31, 2011. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of UPREIT Units.  The limited partnership units (“UPREIT Units”) of the Company’s operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company’s common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of July 31, 2011 and 2010, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $164.0 million and $171.6 million, respectively.

Joint Venture Buy/Sell Options. Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners’ interests. As of July 31, 2011, IRET had one joint venture which allows IRET’s unaffiliated partner, at its election, to require that IRET buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. The Company is not aware of any intent on the part of this partner to exercise its option.

Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of July 31, 2011, the Company is committed to fund approximately $6.5 million in tenant improvements, within approximately the next 12 months.

Development, Expansion and Renovation Projects. The Company has several development, expansion and renovation projects currently underway, as follows:

Multi-Family Conversion, Minot, North Dakota:  The Company is converting an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 24-unit multi-family residential property, for an estimated total cost of $2.2 million.  As of July 31, 2011, the Company had incurred approximately $319,000 of these project costs.  Work on this project had been temporarily postponed as Company employees and other resources were directed to the supervision of repairs at Company properties damaged by the extensive summer flooding in Minot, North Dakota, but this conversion project has now resumed.

Senior Housing Memory Care and Assisted Living Units,Casper, Wyoming: The Company is currently constructing an additional approximately 28 assisted living units and 16 memory care units at its existing Meadow Wind senior housing facility in Casper, Wyoming.  The Company estimates that construction costs for this expansion project will total approximately $4.5 million and the project will be completed in the third quarter of fiscal year 2012.  As of July 31, 2011, the Company had incurred approximately $814,000 of these project costs.

Trinity Hospital Build-to-Suit, Minot, North Dakota: The Company has committed to construct an approximately 25,000 square foot, one-story medical clinic for Trinity Health, a non-profit healthcare organization based in Minot, North Dakota, on land owned by the Company adjacent to the Company’s former headquarters building in Minot.  Construction of this build-to-suit facility began in the second quarter of fiscal year 2011, with completion and occupancy by Trinity expected in the second quarter of fiscal year 2012.  Estimated total project costs (excluding the value of the land) are $7.4 million, of which, as of July 31, 2011, the Company had incurred approximately $6.7 million.

Quarry Ridge Apartment Homes, Rochester, Minnesota: In June 2011, the Company commenced construction on an approximately 159-unit apartment project in Rochester, Minnesota, located adjacent to its existing Quarry Ridge Apartment Homes. The Company currently estimates that construction costs (excluding the value of the land) will total approximately $17.3 million, and that the project will be completed approximately 14 months from the start of construction. As of July 31, 2011, the Company had incurred approximately $495,000 of the estimated construction costs.

Construction interest capitalized for the three month periods ended July 31, 2011 and 2010, respectively, was approximately $75,000 and $24,000 for development projects completed and in progress.

Pending Acquisitions.  As of July 31, 2011, the Company had signed purchase agreements for the acquisition of the following properties; all of these pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these acquisitions will be completed:

Montana Multi-Family Residential Property:  Two multi-family residential projects in Billings, Montana with a total of 36 units, for a purchase price totaling approximately $2.1 million, currently expected to be paid in cash.

South Dakota Multi-Family Residential Property:  Two multi-family residential properties in Sioux Falls, South Dakota, with 50 units and 24 units, respectively, for purchase prices of $4.7 million and $2.3 million, respectively, to be paid in cash.

Minnesota Medical Office Property:  An approximately 2,990 square foot medical office property located in Edina, Minnesota, for a purchase price of $505,000. This property adjoins an existing medical office property owned by the Company.

North Dakota Vacant Land:  An approximately 9.6 acre parcel of vacant land located in Minot, North Dakota, zoned for commercial development, with an expected purchase price of approximately $416,000.

Minnesota Multi-Family Property:  A 36-unit multi-family residential property in Isanti, Minnesota, for a purchase price of approximately $3.5 million currently expected to be paid in cash.

NOTE 7 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. There were no properties classified as discontinued operations during the three months ended July 31, 2011. There were no properties held for sale as of July 31, 2011 or 2010. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months ended July 31, 2010:

(in thousands)
Three Months Ended July 31
2010
REVENUE
Real estate rentals	$2,826
Tenant reimbursement	19
TOTAL REVENUE	2,845
EXPENSES
Depreciation/amortization related to real estate investments	568
Utilities	241
Maintenance	301
Real estate taxes	325
Insurance	54
Property management expenses	357
Amortization related to non-real estate investments	2
TOTAL EXPENSES	1,848
Interest expense	(691)
Interest income	4
INCOME FROM DISCONTINUED OPERATIONS	$310

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

PROPERTY ACQUISITIONS

During the first quarter of fiscal year 2012, the Company substantially completed construction of a six-screen movie theater at its existing Buffalo Mall property in Jamestown, North Dakota, for a total cost of $2.2 million. The Company had no acquisitions during the first quarter of fiscal year 2012.

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

The Company expensed approximately $0 and $52,000 of transaction costs related to acquisitions in the three months ended July 31, 2011 and 2010, respectively. The Company’s acquisitions and development projects placed in service during the three months ended July 31, 2011 and 2010 are detailed below:

Three Months Ended July 31, 2011

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Commercial Retail
19,037 sq. ft. Jamestown Buffalo Mall Theater- Jamestown, ND(1)	$0	$764	$0	$764

Total Property Acquisitions	$0	$764	$0	$764

(1)	Construction project placed in service June 15, 2011. Additional costs incurred in fiscal year 2011 totaled $1.4 million, for a total project cost at July 31, 2011 of $2.2 million.

Three Months Ended July 31, 2010

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Commercial Medical
14,705 sq. ft. Billings 2300 Grant Road - Billings, MT	$649	$1,216	$657	$2,522
14,640 sq. ft. Missoula 3050 Great Northern - Missoula, MT	640	1,331	752	2,723
	1,289	2,547	1,409	5,245

Commercial Industrial
42,244 sq. ft. Fargo 1320 45th St N - Fargo, ND(2)	0	1,616	0	1,616

Total Property Acquisitions	$1,289	$4,163	$1,409	$6,861

(2)	Development property placed in service June 22, 2010. Additional costs incurred in fiscal year 2010 totaled $2.3 million, for a total project cost at July 31, 2010 of $3.9 million.

PROPERTY DISPOSITIONS

There were no dispositions in the first quarter of fiscal years 2012 and 2011.

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT

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

Of the mortgages payable, the balances of fixed rate mortgages totaled $996.3 million at July 31, 2011 and $992.3 million at April 30, 2011. The balances of variable rate mortgages totaled $6.7 million and $1.5 million as of July 31, 2011, and April 30, 2011, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of July 31, 2011, the weighted average rate of interest on the Company’s mortgage debt was 5.90%, compared to 5.92% on April 30, 2011. The aggregate amount of required future principal payments on mortgages payable as of July 31, 2011, is as follows:

Year Ended April 30,	(in thousands)
2012 (remainder)	$46,456
2013	50,164
2014	65,421
2015	97,851
2016	77,822
Thereafter	665,248
Total payments	$1,002,962

The Company’s revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of July 31, 2011, lending commitments of $50.0 million, with the capacity to grow to $60.0 million.  As of July 31, 2011, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2011 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.65% and a minimum outstanding principal balance requirement of $10.0 million, and as of July 31, 2011, the Company had borrowed $34.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2011, the Company believes it is in compliance with the facility covenants.

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

Other Investments.  The carrying amount, or cost plus accrued interest, of the certificates of deposit approximates fair value.

Other Debt. The fair value of other debt is estimated based on the discounted cash flows of the loan using current market rates.

Line of Credit.  The carrying amount approximates fair value because the variable rate debt re-prices frequently.

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates.

The estimated fair values of the Company’s financial instruments as of July 31, 2011 and April 30, 2011, are as follows:

	(in thousands)
	July 31, 2011		April 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$156	$156	$156	$156
Cash and cash equivalents	37,307	37,307	41,191	41,191
Other investments	627	627	625	625
FINANCIAL LIABILITIES
Other debt	6,190	5,593	8,200	7,279
Line of credit	34,000	34,000	30,000	30,000
Mortgages payable	1,002,962	1,023,373	993,803	1,013,713

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets. As of July 31, 2011 and April 30, 2011, the estimated redemption value of the redeemable noncontrolling interests was $1.3 million and $987,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2010	$1,812
Net income	8
Distributions	0
Mark-to-market adjustments	(393)
Balance at July 31, 2010	$1,427

(in thousands)
Balance at April 30, 2011	$987
Net income	5
Distributions	(27)
Mark-to-market adjustments	298
Balance at July 31, 2011	$1,263

NOTE 12 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On September 2, 2011, the Company’s Board of Trustees declared a regular quarterly distribution of 13.00 cents per share and unit on the Company’s common shares of beneficial interest and limited partnership units of IRET Properties, payable October 1, 2011 to common shareholders and unitholders of record on September 12, 2011. Also on September 2, 2011, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable September 30, 2011 to preferred shareholders of record on September 15, 2011.

Pending Development Project and Completed Acquisitions and Disposition. Subsequent to the end of the first quarter of fiscal year 2012, the Company formed a joint venture to construct a 145-unit multi-family residential property in Williston, North Dakota.  Construction commenced in August 2011, and the Company currently estimates that the project will be completed by August 2012 at a total cost of approximately $19.5 million.  The Company is the majority member of the joint venture, with a 60% interest; the remaining 40% interest is held by the Company’s joint venture partner, a Minnesota limited liability company formed by a developer and a construction company based in St. Cloud, Minnesota.  The Company’s cash contribution to the project is approximately $3.3 million.  In August 2011, the joint venture closed on a construction loan of $13.7 million from First International Bank and Trust, Watford City, North Dakota.  First International is owned by Stephen Stenehjem, a trustee of the Company, and members of his family. On August 1, 2011, the Company closed on its acquisition of a 147-unit Regency Park Estates multi-family residential property in St. Cloud, Minnesota, for a purchase price totaling $10.9 million, of which approximately $7.2 million consisted of the assumption of existing debt, with the remaining approximately $3.7 million paid in cash (approximately $2.2 million) and in limited partnership units of the Operating Partnership valued at approximately $1.5 million. Subsequent to the end of the first quarter of fiscal year 2012, the Company entered into a 10-year, fully net lease with a provider of production enhancement services to the oil and gas industry, to construct and then lease an approximately 23,000 square foot industrial building to be located in Minot, North Dakota on an approximately 9-acre parcel of vacant land.  The Company expects construction of the project to begin in the fall of 2011, with completion estimated in the summer of 2012.  Total construction costs are currently estimated at $4.8 million, subject to tenant requested changes.  This build-to-suit project is subject to a termination option if cost components exceed current budgeted projections, and accordingly no assurances can be given that this pending development project will be completed. On September 1, 2011, the Company closed on its acquisition of seven senior housing projects located in Boise, Idaho and towns surrounding Boise, with a total of approximately 261 beds, for a total purchase price of approximately $33.8 million.  The Company placed mortgage debt of $9.5 million on these properties on September 1, 2011, and currently expects to close on an additional $6.6 million in mortgage loans by the end of September 2011.  The remainder of the acquisition price was paid in cash. Also subsequent to the end of the first quarter of fiscal year 2012, on August 1, 2011, the Company sold a retail property in Livingston, Montana for a sale price of approximately $2.2 million, with approximately $1.2 million of the sale proceeds applied to pay off the outstanding mortgage loan balance on the property.

The Company has no currently pending dispositions.

ITEM 2. MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2011, which are included in the Company’s Form 10-K filed with the SEC on July 14, 2011.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2011, our real estate portfolio consisted of 78 multi-family residential properties containing 8,664 apartment units and having a total real estate investment amount net of accumulated depreciation of $366.0 million, and 176 commercial properties containing approximately 12.2 million square feet of leasable space. Our commercial properties consist of:

•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $488.2 million;

•
56 commercial medical properties (including senior housing) containing approximately 2.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $379.9 million;

•
19 commercial industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.8 million; and

•	33 commercial retail properties containing approximately 1.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $104.3 million.

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

Physical occupancy as of July 31, 2011 compared to July 31, 2010 increased in all of our reportable segments except for commercial office, on an all-property basis.  On a stabilized basis, physical occupancy increased in three of our segments, decreasing in commercial office and commercial medical, from the year-earlier period.  Our overall level of tenant concessions increased in the three month period ended July 31, 2011, compared to the three months ended July 31, 2010.

We believe the decreased occupancy levels in our commercial office segment reflect the economic conditions in our markets, as recovery from the national economic recession has been slow and we continue to experience a challenging market environment.  Our multi-family residential properties, however, continued to improve in occupancy and real estate revenue compared to the year-earlier period.

During the first quarter of fiscal year 2012, as discussed below in the Property Acquisitions and Dispositions section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company substantially completed construction of a six-screen movie theater at its existing Buffalo Mall property in Jamestown, North Dakota.  The Company had no acquisitions or dispositions during the first quarter of fiscal year 2012.

As we have previously reported, Minot, North Dakota, where our corporate headquarters are located, experienced significant flooding in June 2011, resulting in extensive damage to our Arrowhead Shopping Center and Chateau Apartments. Costs related to clean-up and redevelopment are insured to a limit that the Company believes will allow for full restoration of both properties, with loss of rents covered by business interruption insurance. The Company plans to restore the assets that were damaged by the flooding and expects that the costs of such restoration and rebuilding will be recoverable from insurance proceeds, subject to a $200,000 deductible. The financial and operational effect of the flooding in the first quarter of fiscal year 2012 is reflected in our financial statements through a write down of assets on the Condensed Consolidated Balance Sheets totaling approximately $2.2 million with an offsetting insurance receivable of $2.2 million recorded within Accounts receivable, and a $312,000 deduction to Net Income on the Condensed Consolidated Statements of Operations, of which $137,000 will be added back as income when insurance proceeds are received and gain contingencies are resolved, in accordance with GAAP.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Form 10-K for the fiscal year ended April 30, 2011, filed with the SEC on July 14, 2011, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended July 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

REVENUES

Revenues for the three months ended July 31, 2011 were $59.6 million compared to $59.2 million in the three months ended July 31, 2010, an increase of $452,000 or 0.8%. The increase in revenue for the three months ended July 31, 2011 resulted primarily from properties acquired in Fiscal 2011, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months ended July 31, 2011
Rent in Fiscal 2012 primarily from 8 properties acquired in Fiscal 2011 in excess of that received in Fiscal 2011 from the same 8 properties	$1,130
Decrease in rental income on stabilized properties due to a decrease in tenant reimbursements in commercial segments related to the overall increase in commercial segments’ vacancy	(485)
Increase in tenant concessions	(193)
Net increase in total revenue	$452

The increase in revenue in the three months ended July 31, 2011 compared to the same quarter in the prior fiscal year is shown by segment in the following table:

	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments
Non-stabilized real estate revenue	$152	$321	$476	$74	$107	$1,130
Stabilized real estate revenue	1,267	(1,425)	(183)	(1)	(143)	(485)
Concessions	(104)	26	14	(27)	(102)	(193)
Total real estate revenue	$1,315	$(1,078)	$307	$46	$(138)	$452

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

The following tables show real estate revenues, real estate expenses and NOI by reportable operating segment for the three months ended July 31, 2011 and 2010.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended July 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$17,482	$18,815	$16,617	$3,435	$3,279	$59,628
Real estate expenses
Utilities	1,382	1,875	740	(92)	93	3,998
Maintenance	2,635	2,724	1,034	177	258	6,828
Real estate taxes	1,643	3,451	1,478	681	550	7,803
Insurance	396	236	139	57	49	877
Property management	2,310	658	2,127	143	143	5,381
Total expenses	$8,366	$8,944	$5,518	$966	$1,093	$24,887
Net operating income	$9,116	$9,871	$11,099	$2,469	$2,186	$34,741

Stabilized net operating income	$9,045	$9,666	$10,600	$2,361	$2,112	$33,784
Non-stabilized net operating income	71	205	499	108	74	957
Total net operating income	$9,116	$9,871	$11,099	$2,469	$2,186	$34,741

	(in thousands)
Three Months Ended July 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$16,167	$19,893	$16,310	$3,389	$3,417	$59,176
Real estate expenses
Utilities	1,304	1,800	814	36	100	4,054
Maintenance	2,608	2,783	1,028	188	287	6,894
Real estate taxes	1,629	3,563	1,502	621	509	7,824
Insurance	250	101	48	38	14	451
Property management	2,267	696	1,916	81	130	5,090
Total expenses	$8,058	$8,943	$5,308	$964	$1,040	$24,313
Net operating income	$8,109	$10,950	$11,002	$2,425	$2,377	$34,863

Stabilized net operating income	$8,109	$10,954	$10,999	$2,390	$2,377	$34,829
Non-stabilized net operating income	0	(4)	3	35	0	34
Total net operating income	$8,109	$10,950	$11,002	$2,425	$2,377	$34,863

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in three of our five reportable segments in the three month period ended July 31, 2011 compared to the three month period ended July 31, 2010, to $59.6 million compared to $59.2 million, primarily due to acquisitions in Fiscal 2011. Our overall level of tenant concessions increased in the three month period ended July 31, 2011 compared to the year-earlier period.

•
Physical Occupancy.  As of July 31, 2011, physical occupancy levels on an all property basis increased from the year earlier period in four of our reportable segments, decreasing in our commercial office segment. On a stabilized basis, physical occupancy increased in three of our segments, multi-family residential, commercial industrial and commercial retail. We attribute the decrease in commercial office occupancy primarily to difficult leasing conditions resulting from the continued economic downturn, as discussed above in the Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Multi-family residential market conditions improved from the year earlier period. Physical occupancy rates on a stabilized property and all property basis for July 31, 2011, compared to the July 31, 2010, are shown below:

	Stabilized Properties		All Properties
	July 31,		July 31,
	2011	2010	2011	2010
Multi-Family Residential	91.5%	85.8%	91.5%	85.8%
Commercial Office	78.1%	82.1%	78.4%	81.9%
Commercial Medical	95.5%	96.0%	95.7%	95.1%
Commercial Industrial	94.6%	88.9%	94.7%	89.1%
Commercial Retail	86.6%	84.1%	85.2%	84.1%

•
Increased Concessions.  Our overall level of tenant concessions increased in the three month period ended July 31, 2011 compared to the year-earlier period. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties. Rent concessions offered during the three months ended July 31, 2011 will lower, over the lives of the respective leases, our operating revenues by approximately $1.3 million, as compared to an approximately $1.1 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three months ended July 31, 2010, as shown in the table below:

	(in thousands)
	Three Months Ended July 31,
	2011	2010	Change
Multi-Family Residential	$478	$374	$104
Commercial Office	418	444	(26)
Commercial Medical	24	38	(14)
Commercial Industrial	205	178	27
Commercial Retail	155	53	102
Total	$1,280	$1,087	$193

•
Decreased Utility Expense. Utility expense totaled $4.0 million for the three months ended July 31, 2011, compared to $4.1 million for the three months ended July 31, 2010, a decrease of 1.4% over the year-earlier period. Utility expenses at properties newly acquired in fiscal years 2012 and 2011 added $41,000 to the utility expense category for the three months ended July 31, 2011. Utility expenses at existing properties decreased by $97,000 resulting in a net decrease of $56,000 for the three months ended July 31, 2011. The decrease in utility costs at our stabilized properties is due primarily to the timing of payments for an electrical bill-back in our commercial industrial segment and a steam and chilled water adjustment in respect of properties  in our commercial medical segment, offset by an increase in heating costs at our multi-family residential and commercial office segments.

Utility expenses by reportable segment for the three months ended July 31, 2011 and 2010 are as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$1,382	$1,875	$740	$(92)	$93	$3,998
2010	$1,304	$1,800	$814	$36	$100	$4,054
Change	$78	$75	$(74)	$(128)	$(7)	$(56)
% change	6.0%	4.2%	(9.1%)	(355.6%)	(7.0%)	(1.4%)

Stabilized	$66	$42	$(71)	$(128)	$(7)	$(98)
Non-stabilized	$12	$33	$(3)	$0	$0	$42
Change	$78	$75	$(74)	$(128)	$(7)	$(56)

•
Decreased Maintenance Expense. Maintenance expenses totaled $6.8 million for the three months ended July 31, 2011 compared to $6.9 million for the three months ended July 31, 2010.  Maintenance expenses at properties newly acquired in fiscal year 2012 and 2011 added $76,000 to the maintenance expenses category for the three months ended July 31, 2011. Maintenance expenses at existing properties decreased by $142,000 resulting in a decrease in maintenance expenses of $66,000, or 1.0% for the three months ended July 31, 2011 compared to the corresponding period in fiscal year 2011.  The decrease in maintenance costs at our stabilized properties, commercial office, commercial industrial and commercial retail segments, is due primarily to increased vacancy and to a lesser extent, seasonal timing of maintenance repairs.

Maintenance expenses by reportable segment for the three months ended July 31, 2011 and 2010 are as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$2,635	$2,724	$1,034	$177	$258	$6,828
2010	$2,608	$2,783	$1,028	$188	$287	$6,894
Change	$27	$(59)	$6	$(11)	$(29)	$(66)
% change	1.0%	(2.1%)	0.6%	(5.9%)	(10.1%)	(1.0%)

Stabilized	$(5)	$(100)	$6	$(11)	$(32)	$(142)
Non-stabilized	$32	$41	$0	$0	$3	$76
Change	$27	$(59)	$6	$(11)	$(29)	$(66)

•
Decreased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2012 and 2011 added $49,000 to real estate tax expense in the three months ended July 31, 2011, compared to the three months ended July 31, 2010. Real estate taxes on stabilized properties decreased by $70,000 in the three months ended July 31, 2011, resulting in a decrease of $21,000 or 0.3% for the three months ended July 31, 2011, compared to the three months ended July 31, 2010. The decrease in real estate taxes for our stabilized properties, despite our commercial industrial and commercial retail segments experiencing higher value assessments and increased tax levies, was a result of certain successful tax appeals in our commercial office segment.

Real estate tax expense by reportable segment for the three months ended July 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$1,643	$3,451	$1,478	$681	$550	$7,803
2010	$1,629	$3,563	$1,502	$621	$509	$7,824
Change	$14	$(112)	$(24)	$60	$41	$(21)
% change	0.9%	(3.1%)	(1.6%)	9.7%	8.1%	(0.3%)

Stabilized	$(1)	$(143)	$(7)	$61	$20	$(70)
Non-stabilized	$15	$31	$(17)	$(1)	$21	$49
Change	$14	$(112)	$(24)	$60	$41	$(21)

•
Increased Insurance Expense. Insurance expense totaled $877,000 for the three months ended July 31, 2011 compared to $451,000 for the three months ended July 31, 2010. Insurance expenses at properties newly acquired in fiscal years 2012 and 2011 added $6,000 to the insurance expense category, while insurance expense at existing properties increased by $420,000 resulting in a net increase in insurance expenses of $426,000 in the three months ended July 31, 2011, a 94.4% increase over insurance expenses in the three months ended July 31, 2010. The increase in insurance expense at stabilized properties is due to increased claims, primarily as a result of the flooding in North Dakota.

Insurance expense by reportable segment for the three months ended July 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$396	$236	$139	$57	$49	$877
2010	$250	$101	$48	$38	$14	$451
Change	$146	$135	$91	$19	$35	$426
% change	58.4%	133.7%	189.6%	50.0%	250.0%	94.4%

Stabilized	$144	$133	$91	$19	$33	$420
Non-stabilized	$2	$2	$0	$0	$2	$6
Change	$146	$135	$91	$19	$35	$426

•
Increased Property Management Expense. Property management expense totaled $5.4 million for the three months ended July 31, 2011 and compared to $5.1 million for the three months ended July 31, 2010. Property management expenses at properties newly acquired in fiscal years 2012 and 2011 added $28,000 to the property management expenses category in the three months ended July 31, 2011.   Property management expenses at stabilized properties increased by $263,000 for the three months ended July 31, 2011 compared to the three months ended July 31, 2010, primarily as a result of increased operating expenses in the Wyoming TRS properties in the commercial medical segment and to a lesser extent increased bad debt provision in the commercial industrial segment, resulting in an increase of $291,000 or 5.7% in the three months ended July 31, 2011 compared to the year-earlier periods.

Property management expense by reportable segment for the three months ended July 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$2,310	$658	$2,127	$143	$143	$5,381
2010	$2,267	$696	$1,916	$81	$130	$5,090
Change	$43	$(38)	$211	$62	$13	$291
% change	1.9%	(5.5%)	11.0%	76.5%	10.0%	5.7%

Stabilized	$27	$(42)	$210	$61	$7	$263
Non-stabilized	$16	$4	$1	$1	$6	$28
Change	$43	$(38)	$211	$62	$13	$291

FACTORS IMPACTING NET INCOME

Net income decreased by approximately $759,000 for the three months ended July 31, 2011, compared to the three months ended July 31, 2010. The decrease in net income is due primarily to discontinued operations in the first quarter of fiscal year 2011 offset somewhat by an increase in revenues from properties acquired in Fiscal 2011 and 2010 in the three months ended July 31, 2011, compared to the three months ended July 31, 2010, as well as other factors shown by the following analysis:

(in thousands)
Increase in Net Income
Three Months ended July 31, 2011

Net income for Fiscal 2011	$2,332
Decrease in NOI	(122)
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(334)
Increase in administrative, advisory and trustee fees due to additional corporate staff and overhead and increased trustee fees	(212)
Decrease in other expenses	38
Decrease in interest expense	146
Increase in interest and other income	16
Decrease in income tax expense	19
Decrease in income from discontinued operations	(310)
Net income for Fiscal 2012	$1,573

The following factors impacted net income in the three months ended July 2011:

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $898,000, or 5.7%, to approximately $14.7 million during the first quarter of fiscal year 2012, compared to $15.6 million in the first quarter of fiscal year 2011. The decrease in mortgage interest expense is due to refinancings in our stabilized properties portfolio. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit) was 5.90% as of July 31, 2011 and 6.13% as of July 31, 2010.  Our mortgage debt on July 31, 2011 increased approximately $9.2 million, or 0.9% from April 30, 2011.

Mortgage interest expense by reportable segment for the three months ended July 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended July 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$4,086	$5,097	$3,892	$887	$765	$14,727
2010	$4,199	$5,493	$4,188	$955	$790	$15,625
Change	$(113)	$(396)	$(296)	$(68)	$(25)	$(898)
% change	(2.7%)	(7.2%)	(7.1%)	(7.1%)	(3.2%)	(5.7%)

Stabilized	$(135)	$(471)	$(510)	$(68)	$(25)	$(1,209)
Non-stabilized	$22	$75	$214	$0	$0	$311
Change	$(113)	$(396)	$(296)	$(68)	$(25)	$(898)

In addition to IRET’s mortgage interest expense, the Company incurs interest expense for lines of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended July 31, 2011 and 2010 these amounts were $1.2 million  and $446,000, respectively, for a total interest expense in these categories for the three months ended July 31, 2011 and 2010 of $15.9 million and $16.1 million, respectively, a decrease of $146,000.

•
Decreased Amortization Expense. The Company allocated a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease. Amortization expense related to in-place leases totaled $1.7 million in the three months ended July 31, 2011 compared to $2.0 million in the three months ended July 31, 2010.

CREDIT RISK

The following table lists our top ten commercial tenants on July 31, 2011, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of July 31, 2011.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 10.8% of our total commercial segments’ minimum rents as of July 31, 2011.

Lessee	% of Total Commercial Segments’ Minimum Rents as of July 31, 2011
Affiliates of Edgewood Vista	10.8%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health Services	3.2%
Applied Underwriters	2.3%
Affiliates of Siemens USA	2.1%
HealthEast Care System	1.7%
Microsoft (NASDAQ: MSFT)	1.4%
Smurfit - Stone Container (NASDAQ: SSCC)	1.4%
Nebraska Orthopedic Hospital	1.3%
Arcadis Corporate Services, Inc.	1.2%
All Others	71.1%
Total Monthly Commercial Rent as of July 31, 2011	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the first quarter of fiscal year 2012, the Company substantially completed construction of a six-screen movie theater at its existing Buffalo Mall property in Jamestown, North Dakota, for a total cost of $2.2 million. The Company had no acquisitions or dispositions during the first quarter of fiscal year 2012.

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions and dispositions during the three month periods ended July 31, 2011 and July 31, 2010.

FUNDS FROM OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

IRET management considers that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, is useful to investors in providing an additional perspective on IRET’s operating results. Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time. However, real estate asset values have historically risen or fallen with market conditions. NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by GAAP may not reflect underlying economic realities. Additionally, the exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets, assists IRET management and investors in identifying the operating results of the long-term assets that form the core of IRET’s investments, and assists in comparing those operating results between periods. FFO is used by IRET management and investors to identify trends in occupancy rates, rental rates and operating costs.

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

FFO applicable to common shares and Units for the three months ended July 31, 2011 decreased to $15.8 million compared to $16.8 million for the comparable period ended July 31, 2010, a decrease of 5.9%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended July 31,	2011			2010
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$1,421			$1,986
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	828	80,854	$.01	1,393	76,384	$.02
Adjustments:
Noncontrolling interest – Operating Partnership	178	19,990		370	20,393
Depreciation and amortization(1)	14,823			15,060
Funds from operations applicable to common shares and Units	$15,829	100,844	$.16	16,823	96,777	$.17

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $14,900 and $14,566, and depreciation/amortization from Discontinued Operations of $0 and $570, less corporate-related depreciation and amortization on office equipment and other assets of $77 and $76, for the three months ended July 31, 2011 and 2010, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the three months ended July 31 of fiscal years 2012 and 2011:

Month	Fiscal Year 2012	Fiscal Year 2011
July	$.1715	$.1715

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

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to experience significant challenges including reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

SOURCES AND USES OF CASH

The sustainability of an economic recovery in the United States is still uncertain and economic growth has been sluggish and weak.  While credit markets appear to have stabilized, and in our experience credit availability has improved compared to the recent recessionary period, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our maturing debt, but we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and accordingly we are cautious regarding our ability in fiscal year 2012 to rely on cash-out refinancing at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties.  As we have previously noted, we consider that one of the consequences of a modification in the agencies’ roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of July 31, 2011, approximately 60.5%, or $9.6 million of our mortgage debt maturing in the second and third quarters of fiscal year 2012, is debt placed on multi-family residential assets, and approximately 39.5%, or $6.3 million, is debt placed on properties in our four commercial segments. Of this $15.9 million, we have to date loan applications or commitments to refinance approximately $8.9 million. As of July 31,

2011, approximately 34.5%, or $9.6 million of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 65.5%, or $18.3 million, is debt placed on properties in our four commercial segments.

The Company’s revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of July 31, 2011, lending commitments of $50.0 million, with the capacity to grow to $60.0 million.  As of July 31, 2011, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2011 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.65% and a minimum outstanding principal balance requirement of $10.0 million, and as of July 31, 2011, the Company had borrowed $34.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2011, the Company believes it is in compliance with the facility covenants.

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability, as follows: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.0 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Town & Country Credit Union, Minot, North Dakota, deposit of $1,000, and Venture Bank, Eagan, Minnesota, deposit of $275,000.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company; however, in the first quarter of fiscal years 2012 and 2011, there were no Units issued in connection with property acquisitions.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 5%) from the market price. During the first quarter of fiscal year 2012, the Company issued approximately 562,000 common shares under its DRIP, with a total value of $4.5 million.

Cash and cash equivalents on July 31, 2011 totaled $37.3 million, compared to $56.1 million on July 31, 2010, a decrease of $18.8 million. Net cash provided by operating activities for the three months ended July 31, 2011 increased by approximately $1.7 million, primarily due to a smaller increase in accounts receivable and a decrease in prepaid and other assets, net of a decrease in net income, compared to the three months ended July 31, 2010.  Net cash used by investing activities was $11.9 million for the three months ended July 31, 2011 as compared to net cash used of $8.7 million for the three months ended July 31, 2010, an increase of approximately $3.2 million, primarily due to an increase in payments for acquisitions and improvements of real estate. Net cash used by financing activities was $2.3 million for the three months ended July 31, 2011, as compared to proceeds from financing activities of $1.3 million in the prior year. The decrease in funds provided from financing activity was primarily due to a decrease in proceeds from the sale of common shares and an increase in principal payments on mortgages, net of proceeds from both mortgages payable and a line of credit in the three months ended July 31, 2011 as compared to the three months ended July 31, 2010.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $9.2 million as of July 31, 2011, compared to April 30, 2011, due to new debt on existing and new properties, net of principal payments and loans that were paid off. As of July 31, 2011, approximately 99.3% of the Company’s $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of July 31, 2011, the weighted average rate of interest on the Company’s mortgage debt was 5.90%, compared to 5.92% on April 30, 2011.

Property Owned. Property owned was $1.8 billion at July 31, 2011 and April 30, 2011. During the three months ended July 31, 2011, the Company placed one construction project in service and had no acquisitions or dispositions, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2011 were $37.3 million, compared to $41.2 million on April 30, 2011.

Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $627,000 and $625,000 on July 31, 2011 and on April 30, 2011, respectively.

Operating Partnership Units. Outstanding units in the Operating Partnership decreased slightly to 20.0 million Units at July 31, 2011 compared to 20.1 million Units outstanding at April 30, 2011. The decrease resulted primarily from the conversion of Units to common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2011 totaled 81.3 million, compared to 80.5 million outstanding on April 30, 2011. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 562,000 common shares issued during the three months ended July 31, 2011, for a total value of $4.5 million. Conversions of approximately 109,000 UPREIT Units to common shares, for a total of approximately $999,000 in IRET shareholders’ equity also increased the Company’s common shares of beneficial interest outstanding during the three months ended July 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 99.3% and 99.8% of our debt, as of July 31, 2011 and April 30, 2011, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the first quarter of fiscal year 2012 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2011, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total	Fair Value
Fixed Rate	$46,245	$49,984	$64,755	$92,529	$77,746	$664,997	$996,256	$1,016,667
Average Fixed Interest Rate	4.37%	5.81%	5.76%	5.64%	5.57%
Variable Rate	$211	$180	$666	$5,322	$76	$251	$6,706	$6,706
Average Variable Interest Rate	4.03%	5.39%	5.15%	5.56%	5.46%
							$1,002,962	$1,023,373

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total
Fixed Rate	$43,578	$55,171	$51,864	$47,103	$41,394	$106,414	$345,524
Variable Rate	270	350	325	95	18	24	1,082
							$346,606

The weighted average interest rate on our fixed rate and variable rate debt as of July 31, 2011, was 5.90%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $6.7 million of variable rate indebtedness would increase our annual interest expense by $67,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Important factors that could cause our actual results to be materially different from expectations expressed in forward-looking statements include the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

Date: September 9, 2011

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