Form 10-Q
period 2011-10-31
INVESTORS REAL ESTATE TRUST
filed 2011-12-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended October 31, 2011

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of November 30, 2011, it had 84,059,439 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2012
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	October 31, 2011	April 30, 2011
ASSETS
Real estate investments
Property owned	$1,844,654	$1,770,798
Less accumulated depreciation	(351,174)	(328,952)
	1,493,480	1,441,846
Development in progress	14,124	9,693
Unimproved land	6,558	6,550
Mortgage loans receivable, net of allowance of $3 and $3, respectively	155	156
Total real estate investments	1,514,317	1,458,245
Other assets
Cash and cash equivalents	32,697	41,191
Other investments	628	625
Receivable arising from straight-lining of rents, net of allowance of $1,097 and $996, respectively	20,905	18,933
Accounts receivable, net of allowance of $311 and $317, respectively	8,243	5,646
Real estate deposits	451	329
Prepaid and other assets	1,718	2,351
Intangible assets, net of accumulated amortization of $45,407 and $42,154, respectively	50,322	49,832
Tax, insurance, and other escrow	11,315	15,268
Property and equipment, net of accumulated depreciation of $1,448 and $1,231, respectively	1,986	1,704
Goodwill	1,127	1,127
Deferred charges and leasing costs, net of accumulated amortization of $15,558 and $13,675, respectively	21,255	20,112
TOTAL ASSETS	$1,664,964	$1,615,363

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$39,002	$37,879
Revolving line of credit	47,000	30,000
Mortgages payable	1,039,625	993,803
Other	1,164	8,404
TOTAL LIABILITIES	1,126,791	1,070,086
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	1,005	987
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2011 and April 30, 2011, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 83,681,912 shares issued and outstanding at October 31, 2011, and 80,523,265 shares issued and outstanding at April 30, 2011)	643,022	621,936
Accumulated distributions in excess of net income	(260,535)	(237,563)
Total Investors Real Estate Trust shareholders’ equity	409,804	411,690
Noncontrolling interests – Operating Partnership (19,534,288 units at October 31, 2011 and 20,067,350 units at April 30, 2011)	116,550	123,627
Noncontrolling interests – consolidated real estate entities	10,814	8,973
Total equity	537,168	544,290
TOTAL LIABILITIES AND EQUITY	$1,664,964	$1,615,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and six months ended October 31, 2011 and 2010

	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2011	2010	2011	2010
REVENUE
Real estate rentals	$49,820	$47,733	$98,663	$95,541
Tenant reimbursement	10,868	11,114	21,596	22,431
TOTAL REVENUE	60,688	58,847	120,259	117,972
EXPENSES
Depreciation/amortization related to real estate investments	14,195	13,777	28,351	27,681
Utilities	4,900	4,355	8,898	8,409
Maintenance	6,962	6,749	13,790	13,643
Real estate taxes	7,676	7,464	15,479	15,288
Insurance	785	769	1,662	1,220
Property management expenses	5,468	4,964	10,847	10,051
Administrative expenses	1,911	1,582	3,863	3,339
Advisory and trustee services	193	136	422	348
Other expenses	835	563	1,150	916
Amortization related to non-real estate investments	758	637	1,492	1,289
TOTAL EXPENSES	43,683	40,996	85,954	82,184
Interest expense	(16,317)	(16,416)	(32,223)	(32,467)
Interest income	37	65	90	119
Other income	176	102	276	185
Income from continuing operations before income taxes	901	1,602	2,448	3,625
Income tax benefit	0	19	0	0
Income from continuing operations	901	1,621	2,448	3,625
Income from discontinued operations	590	5,500	616	5,828
NET INCOME	1,491	7,121	3,064	9,453
Net income attributable to noncontrolling interests – Operating Partnership	(194)	(1,322)	(372)	(1,692)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(12)	20	14	44
Net income attributable to Investors Real Estate Trust	1,285	5,819	2,706	7,805
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$692	$5,226	$1,520	$6,619
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	.00	.01	.01	.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.01	.06	.01	.06
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.01	$.07	$.02	$.09
DIVIDENDS PER COMMON SHARE	$.1300	$.1715	$.3015	$.3430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the six months ended October 31, 2011 and 2010

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$145,592	$555,115
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					7,805	1,631	9,436
Distributions – common shares and units					(26,511)	(6,971)	(33,482)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment and share purchase plan			766	6,262			6,262
Shares issued			1,994	16,598			16,598
Redemption of units for common shares			528	3,578		(3,578)	0
Adjustments to redeemable noncontrolling interests				472			472
Other				52		(997)	(945)
Balance October 31, 2010	1,150	$27,317	79,093	$610,580	$(221,304)	$135,677	$552,270

Balance April 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					2,706	348	3,054
Distributions – common shares and units					(24,492)	(5,969)	(30,461)
Distributions – preferred shares					(1,186)		(1,186)
Distribution reinvestment and share purchase plan			2,302	16,902			16,902
Shares issued			99	773			773
Partnership units issued						1,974	1,974
Redemption of units for common shares			759	3,454		(3,454)	0
Adjustments to redeemable noncontrolling interests				(35)			(35)
Other			(1)	(8)		1,865	1,857
Balance October 31, 2011	1,150	$27,317	83,682	$643,022	$(260,535)	$127,364	$537,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2011 and 2010

	(in thousands)
	Six Months Ended October 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,064	$9,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,662	31,166
Gain on sale of real estate, land and other investments	(589)	(5,404)
Bad debt expense	413	179
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(2,105)	(847)
Increase in accounts receivable	(2,785)	(125)
Decrease (increase) in prepaid and other assets	633	(2,185)
Increase in tax, insurance and other escrow	(427)	(1,203)
Increase in deferred charges and leasing costs	(3,422)	(2,845)
Decrease in accounts payable, accrued expenses, and other liabilities	(1,234)	(9,602)
Net cash provided by operating activities	24,210	18,587
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	1,431	629
Payments for real estate deposits	(1,553)	(2,202)
Principal proceeds on mortgage loans receivable	1	1
Increase in other investments	(3)	0
Decrease in lender holdbacks for improvements	4,380	0
Proceeds from sale of real estate – discontinued operations	2,088	36,373
Proceeds from sale of real estate and other investments	284	0
Insurance proceeds received	4,148	140
Payments for acquisitions and improvements of real estate investments	(77,100)	(16,788)
Net cash (used) provided by investing activities	(66,324)	18,153
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	70,745	24,325
Principal payments on mortgages payable	(39,303)	(81,699)
Principal payments on revolving line of credit and other debt	(10)	(6,550)
Proceeds from revolving line of credit and other debt	17,000	29,100
Proceeds from sale of common shares, net of issue costs	330	16,345
Proceeds from sale of common shares under distribution reinvestment and share purchase program	11,672	782
Repurchase of fractional shares and partnership units	(8)	(2)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	0	(425)
Distributions paid to common shareholders, net of reinvestment of $4,870 and $5,132, respectively	(19,622)	(21,379)
Distributions paid to preferred shareholders	(1,186)	(1,186)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $360 and $348, respectively	(5,609)	(6,623)
Distributions paid to noncontrolling interests – consolidated real estate entities	(362)	(518)
Distributions paid to redeemable noncontrolling interests – consolidated real estate entities	(27)	0
Net cash provided (used) by financing activities	33,620	(47,830)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,494)	(11,090)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,191	54,791
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,697	$43,701

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2011 and 2010

	(in thousands)
	Six Months Ended October 31
	2011	2010
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$4,870	$5,132
Operating partnership distribution reinvestment plan	360	348
Operating partnership units converted to shares	3,454	3,578
Real estate investment acquired through the issuance of operating partnership units	1,974	0
Real estate investment acquired through assumption of indebtedness and accrued costs	7,190	4,288
Adjustments to accounts payable included within real estate investments	(2,780)	(2,043)
Noncontrolling partnership interest	2,227	0
Fair value adjustments to redeemable noncontrolling interests	35	(472)
Involuntary conversion of assets due to flood damage	2,638	0
Construction debt reclassified to mortgages payable	7,190	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	29,894	32,737
Interest other	1,361	674
	$31,255	$33,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2011 and 2010

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the quarters ended October 31, 2011 and 2010.  IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of October 31, 2011, IRET owned 81 multi-family residential properties with 8,885 apartment units and 184 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.3 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 81.1% and 80.1%, respectively, as of October 31, 2011 and April 30, 2011. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

The condensed consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership and income and expenses.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The interim condensed consolidated financial statements of IRET have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods have been included.

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, as filed with the SEC on July 14, 2011, as amended by the Current Report on Form 8-K filed with the SEC on December 12, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amended Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in  U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The amendments are to be applied prospectively for annual periods beginning after December 15, 2011.  The Company is evaluating the effect ASU 2011-04 will have on the Company’s consolidated financial statements, but does not expect  the adoption of ASU 2011-04 will have a material effect on the Company’s operating results or financial position. To date, the Company has not had any transfers in and out of Level 1, Level 2 and Level 3 fair value measurements.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This standard gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step I of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying amount, the two-step impairment test would be required. Otherwise, no further testing is required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the six months ended October 31, 2011 and 2010, the Company incurred no losses due to impairment.

COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2011, the Company’s compensating balances consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000, and Venture Bank, Eagan, Minnesota, deposit of $275,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the $628,000 in Other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than three years and the Company intends to hold them to maturity.

The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of constructions costs or tenant improvements, and additionally has two construction loans (for the Company’s Trinity build-to-suit project and Jamestown Theater expansion project) under which the lender held back a portion of the loan proceeds for release against specified construction milestones. The net decrease of $4.4 million in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2011 is due primarily to the release of loan proceeds to the Company upon completion of these construction milestones and tenant improvement projects.

IDENTIFIED INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the six months ended October 31, 2011 and 2010, respectively, the Company added approximately $3.7 million and $1.4 million of new intangible assets and no new intangible liabilities. The weighted average life of the intangible assets acquired in the six months ended October 31, 2011 and 2010 are 10.0 years and 6.5 years, respectively. The estimated fair values of intangible assets acquired in the six months ended October 31, 2011 are provisional and are based on the information that was available as of the filing of the Company’s Form 10-Q. The Company will continue to evaluate the purchase price allocation as better information becomes available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition dates. Amortization of intangibles related to above or below-market leases is recorded in Real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in Depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company’s identified intangible assets and intangible liabilities at October 31, 2011 and April 30, 2011 were as follows:

	(in thousands)
	October 31, 2011	April 30, 2011
Identified intangible assets (included in intangible assets):
Gross carrying amount	$95,729	$91,986
Accumulated amortization	(45,407)	(42,154)
Net carrying amount	$50,322	$49,832

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,104	$1,104
Accumulated amortization	(941)	(900)
Net carrying amount	$163	$204

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(6,000) and $(10,000) for the three months ended October, 31 2011 and 2010, respectively, and $(32,000) and

$(17,000) for the six months ended October 31, 2011 and 2010. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2013	$32
2014	35
2015	18
2016	14
2017	6

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.5 million and $1.8 million for the three months ended October 31, 2011 and 2010, respectively, and $3.2 million and $3.8 million for the six months ended October 31, 2011 and 2010. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2013	$4,921
2014	4,515
2015	4,158
2016	3,940
2017	3,471

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book value as of October 31, 2011 and April 30, 2011 was $1.1 million. The annual review at April 30, 2011 indicated no impairment to goodwill and there was no indication of impairment at October 31, 2011.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information.  During the second quarter of fiscal year 2012 the Company sold a small retail property in Livingston, Montana. During fiscal year 2011, the Company sold four apartment complexes, one industrial property, one retail property and a patio home. The results of operations for these properties are included in discontinued operations in the condensed consolidated statements of operations.

INVOLUNTARY CONVERSION OF ASSETS

As we have previously reported, Minot, North Dakota, where our corporate headquarters are located, experienced significant flooding in June 2011, resulting in extensive damage to our Arrowhead Shopping Center and Chateau Apartments.  Both of these properties are currently undergoing restoration.   Chateau Apartments is expected to be available for leasing in the third quarter of the current fiscal year. Arrowhead Shopping Center is currently in various stages of re-leasing.  Costs related to clean-up, redevelopment and loss of rents are being reimbursed to the Company by its insurance carrier, less the Company’s deductible of $200,000 under the policy.  As of October 31, 2011, the Company had received and recognized $4.3 million of insurance proceeds for clean-up costs and redevelopment; reimbursement for business interruption (loss of rents) in an amount totaling $474,000 is expected to be added back as income to the extent that insurance proceeds are received and gain contingencies are resolved, in accordance with U.S. GAAP.  The  Company currently estimates that a gain on involuntary conversion of approximately $2.6 million will be reported in a future quarter, once all flood-related costs have been reimbursed; however, this number is an estimate only and is subject to revision as reimbursements are received and recognized.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.   The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2011 and 2010:

	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2011	2010	2011	2010
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$810	$1,429	$2,210	$3,157
Income (loss) from discontinued operations – Investors Real Estate Trust	475	4,390	496	4,648
Net income attributable to Investors Real Estate Trust	1,285	5,819	2,706	7,805
Dividends to preferred shareholders	(593)	(593)	(1,186)	(1,186)
Numerator for basic earnings per share – net income available to common shareholders	692	5,226	1,520	6,619
Noncontrolling interests – Operating Partnership	194	1,322	372	1,692
Numerator for diluted earnings per share	$886	$6,548	$1,892	$8,311
DENOMINATOR
Denominator for basic earnings per share weighted average shares	82,078	78,647	81,467	77,512
Effect of convertible operating partnership units	19,591	20,090	19,819	20,263
Denominator for diluted earnings per share	101,669	98,737	101,286	97,775
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.00	$.01	$.01	$.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.01	.06	.01	.06
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.01	$.07	$.02	$.09

NOTE 4 • EQUITY

During the six months ended October 31, 2011, the Company sold no common shares under its continuous offering program with Robert W. Baird & Co., Incorporated (“Baird”) as sales agent.  During the six months ended October 31, 2010, the Company sold 1.8 million common shares under this program, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts.  As of October 31, 2011, the three-year life of the shelf registration statement under which the Company had reserved shares for issuance under this program, expired.  The Company has a currently-effective shelf registration statement under which it has registered common and preferred shares of beneficial interest with an aggregate public offering price of up to $150 million. The Company currently has no securities reserved for issuance under a continuous offering program.

During the six months ended October 31, 2011 and 2010, respectively, approximately 759,000 Units and 528,000 Units were converted to common shares, with a total value of approximately $3.5 million and $3.6 million included in equity. Approximately 46,000 common shares and 10,000 shares were issued under the Company’s 401(k) plan during the six months ended October 31, 2011 and 2010, respectively, with a total value of approximately $330,000 and $86,000 included in equity. Under the Company’s Distribution Reinvestment and Share Purchase Plan, approximately 2.3 million common shares and 766,000 common shares were issued during the six months ended October 31, 2011 and 2010, respectively, with a total value of $16.9 million and $6.3 million included in equity.

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

IRET measures the performance of its segments based on net operating income (“NOI”), which the Company defines as total real estate revenues less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance and property management expenses). IRET believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with U.S. GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The revenues and net operating income for these reportable segments are summarized as follows for the three and six month periods ended October 31, 2011 and 2010, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended October 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,381	$18,367	$17,073	$3,566	$3,301	$60,688
Real estate expenses	8,757	8,812	5,971	1,134	1,117	25,791
Net operating income	$9,624	$9,555	$11,102	$2,432	$2,184	34,897
Depreciation/amortization						(14,953)
Administrative, advisory and trustee services						(2,104)
Other expenses						(835)
Interest expense						(16,317)
Interest and other income						213
Income from continuing operations						901
Income from discontinued operations						590
Net income						$1,491

	(in thousands)
Three Months Ended October 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$16,544	$19,603	$16,245	$3,152	$3,303	$58,847
Real estate expenses	8,283	8,631	5,363	955	1,069	24,301
Net operating income	$8,261	$10,972	$10,882	$2,197	$2,234	34,546
Depreciation/amortization						(14,414)
Administrative, advisory and trustee services						(1,718)
Other expenses						(563)
Interest expense						(16,416)
Interest and other income						167
Income tax benefit						19
Income from continuing operations						1,621
Income from discontinued operations						5,500
Net income						$7,121

	(in thousands)
Six Months Ended October 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$35,863	$37,182	$33,690	$7,001	$6,523	$120,259
Real estate expenses	17,123	17,756	11,489	2,100	2,208	50,676
Net operating income	$18,740	$19,426	$22,201	$4,901	$4,315	69,583
Depreciation/amortization						(29,843)
Administrative, advisory and trustee services						(4,285)
Other expenses						(1,150)
Interest expense						(32,223)
Interest and other income						366
Income from continuing operations						2,448
Income from discontinued operations						616
Net income						$3,064

	(in thousands)
Six Months Ended October 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$32,711	$39,496	$32,555	$6,541	$6,669	$117,972
Real estate expenses	16,341	17,574	10,671	1,919	2,106	48,611
Net operating income	$16,370	$21,922	$21,884	$4,622	$4,563	69,361
Depreciation/amortization						(28,970)
Administrative, advisory and trustee services						(3,687)
Other expenses						(916)
Interest expense						(32,467)
Interest and other income						304
Income from continuing operations						3,625
Income from discontinued operations						5,828
Net income						$9,453

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of October 31, 2011, and April 30, 2011, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of October 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$509,871	$600,725	$488,950	$118,525	$126,583	$1,844,654
Less accumulated depreciation	(124,148)	(113,000)	(71,771)	(19,170)	(23,085)	(351,174)
Total property owned	$385,723	$487,725	$417,179	$99,355	$103,498	1,493,480
Cash and cash equivalents						32,697
Other investments						628
Receivables and other assets						117,322
Development in progress						14,124
Unimproved land						6,558
Mortgage loans receivable, net of allowance						155
Total Assets						$1,664,964

	(in thousands)
As of April 30, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$484,815	$595,491	$447,831	$117,602	$125,059	$1,770,798
Less accumulated depreciation	(117,718)	(104,650)	(65,367)	(17,713)	(23,504)	(328,952)
Total property owned	$367,097	$490,841	$382,464	$99,889	$101,555	1,441,846
Cash and cash equivalents						41,191
Other investments						625
Receivables and other assets						115,302
Development in progress						9,693
Unimproved land						6,550
Mortgage loans receivable, net of allowance						156
Total Assets						$1,615,363

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of October 31, 2011, the total property cost of the 35 properties subject to purchase options was approximately $243.2 million, and the total gross rental revenue from these properties was approximately $9.8 million for the six months ended October 31, 2011.

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

Restrictions on Taxable Dispositions. Approximately 110 of IRET’s properties, consisting of approximately 6.3 million square feet of the Company’s combined commercial segments’ properties and 3,981 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $786.3 million at October 31, 2011. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of UPREIT Units.  The limited partnership units (“UPREIT Units”) of the Company’s operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company’s common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of October 31, 2011 and 2010, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $143.3 million and $175.6 million, respectively.

Joint Venture Buy/Sell Options. Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners’ interests. As of October 31, 2011, IRET had one joint venture which allows IRET’s unaffiliated partner, at its election, to require that IRET buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. The Company is not aware of any intent on the part of this partner to exercise its option.

Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of October 31, 2011, the Company is committed to fund approximately $7.8 million in tenant improvements, within approximately the next 12 months.

Development, Expansion and Renovation Projects. As of October 31, 2011, the Company had several development, expansion and renovation projects underway, the costs for which have been capitalized, as follows:

Multi-Family Conversion, Minot, North Dakota:  The Company is converting an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 20-unit multi-family residential property, for an estimated total cost of $2.9 million and a projected completion date in the first quarter of fiscal year 2013. As of October 31, 2011, the Company had incurred approximately $417,000 of these project costs. Work on this project had been temporarily postponed as Company employees and other resources were directed to the supervision of repairs at Company properties damaged by the extensive summer 2011 flooding in Minot, North Dakota, but planning for this conversion project has now resumed.

Senior Housing Memory Care and Assisted Living Units, Casper, Wyoming: The Company is currently constructing an additional approximately 28 assisted living units and 16 memory care units at its existing Meadow Wind senior housing facility in Casper, Wyoming. The Company estimates that construction costs for this expansion project will total approximately $4.7 million and the project will be completed in the third quarter of fiscal year 2012. As of October 31, 2011, the Company had incurred approximately $3.1 million of these project costs.

Quarry Ridge Apartment Homes, Rochester, Minnesota: In June 2011, the Company commenced construction on an approximately 159-unit apartment project in Rochester, Minnesota, located adjacent to its existing Quarry Ridge Apartment Homes. The Company currently estimates that construction costs (excluding the value of the land) will total approximately $17.3 million, and that the project will be completed approximately 14 months from the start of construction. As of October 31, 2011, the Company had incurred approximately $3.3 million of the estimated construction costs.

Williston Apartments, Williston, North Dakota:  During the second quarter of fiscal year 2012, the Company formed a joint venture to construct a 145-unit multi-family residential property in Williston, North Dakota.  Construction commenced in August 2011, and the Company currently estimates that the project will be completed by August 2012 at a total cost to the joint venture entity of approximately $19.5 million, including the value of the land. The Company is the majority member of the joint venture, with a 60% interest; the remaining 40% interest is held by the Company’s joint venture partner, a Minnesota limited liability company formed by a developer and a construction company based in St. Cloud, Minnesota. The Company’s cash contribution to the project is approximately $3.3 million; the Company’s joint venture partner contributed project planning and development services and the land for the project, which together were valued at $2.2 million. The remainder of the project cost is being financed with a construction loan from First International Bank & Trust. As of October 31, 2011, the joint venture entity had incurred approximately $3.9 million of the estimated project costs.

Senior Housing Memory Care and Assisted Living Units, Laramie, Wyoming:  During the second quarter of fiscal year 2012, the Company entered into a contract for the construction of an additional 29 assisted living units at its existing 48-unit Spring Wind senior housing facility in Laramie, Wyoming, and for the conversion of an existing 16 units at the facility to memory care units, for a total, following project completion, of 61 assisted living units and 16 memory care units.  The Company estimates that the construction costs for this expansion project will total approximately $3.8 million and that the project will be completed in the first quarter of fiscal year 2013.  As of October 31, 2011, the Company had incurred approximately $275,000 of these project costs.

Industrial-Office Build-to-Suit, Minot, North Dakota:  During the second quarter of fiscal year 2012, the Company entered into a 10-year, fully net lease with a provider of production enhancement services to the oil and gas industry, to construct and then lease an approximately 23,000 square foot industrial building to be located in Minot, North Dakota on an approximately 9.6-acre parcel of vacant land. Construction began in October 2011, with completion estimated in the summer of 2012.  Total construction costs are currently estimated at $5.8 million (including the cost of the land), subject to tenant requested changes.

Construction interest capitalized for the three month periods ended October 31, 2011 and 2010, respectively, was approximately $38,000 and $9,000 for development projects completed and in progress. Construction interest capitalized for the six month periods ended October 31, 2011 and 2010, respectively, was approximately $113,000 and $33,000 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the second quarter of fiscal year 2012 the Company sold a small retail property in Livingston, Montana. During fiscal year

2011, the Company sold four apartment complexes, one industrial property, one retail property and a patio home. See Note 8 for additional information on the properties sold during the six months ended October 31, 2011 and 2010. There were no properties held for sale as of October 31, 2011 or 2010. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and six months ended October 31, 2011 and 2010:

	Three Months Ended October 31		Six Months Ended October 31
	(in thousands)
	2011	2010	2011	2010
REVENUE
Real estate rentals	$0	$2,885	$57	$5,762
Tenant reimbursement	0	17	0	36
TOTAL REVENUE	0	2,902	57	5,798
EXPENSES
Depreciation/amortization related to real estate investments	(2)	543	8	1,121
Utilities	0	257	0	498
Maintenance	0	333	0	634
Real estate taxes	0	297	0	622
Insurance	0	56	0	110
Property management expenses	0	388	2	748
Other expenses	0	1	0	1
Amortization related to non-real estate investments	0	2	0	4
TOTAL EXPENSES	(2)	1,877	10	3,738
Interest expense	(1)	(930)	(20)	(1,641)
Interest income	0	1	0	5
Income from discontinued operations before gain on sale	1	96	27	424
Gain on sale of discontinued operations	589	5,404	589	5,404
INCOME FROM DISCONTINUED OPERATIONS	$590	$5,500	$616	$5,828

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

PROPERTY ACQUISITIONS

During the second quarter of fiscal year 2012, the Company closed on or placed in-service the following acquisitions and development projects:

Minnesota Medical Office Property:  On October 13, 2011, the Company closed on its acquisition of an approximately 3,431 square foot medical office property located in Edina, Minnesota, for a purchase price of $505,000, of which $31,000 was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $474,000. This property adjoins an existing medical office property owned by the Company.

South Dakota Multi-Family Residential Properties:  On October 12, 2011, the Company closed on its acquisition of two multi-family residential properties in Sioux Falls, South Dakota, with 50 units and 24 units, respectively, for purchase prices of $4.7 million and $2.3 million, respectively, paid in cash.

Trinity at Plaza 16, Minot, North Dakota:  In September 2011, the Company completed construction of an approximately 24,795 square foot, one-story medical clinic for Trinity Health, a non-profit healthcare organization based in Minot, North Dakota, on land owned by the Company adjacent to the Company’s former headquarters building in Minot.  Construction of this build-to-suit facility began in the second quarter of fiscal year 2011, with the project’s certificate of occupancy issued on September 23, 2011. Total project costs (excluding the value of the land) were $8.9 million, of which, as of October 31, 2011, the Company had paid approximately $8.2 million. Estimated total costs disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter-ended July 31, 2011 were $7.4 million (excluding the value of the land). The cost increase of $1.5 million is due to tenant-requested changes to the project design; rising construction costs in Minot, North Dakota, due to flood-related and energy-related construction activity, and the allocation of overhead costs among adjacent properties.

Industrial-Office Build-to-Suit, Minot, North Dakota:  On September 7, 2011, the Company closed on its acquisition of an approximately 9.6 acre parcel of vacant land located in Minot, North Dakota, zoned for commercial development, for a purchase price of  approximately $416,000, paid in cash.

Idaho Senior Housing Projects:  On September 1, 2011, the Company closed on its acquisition of seven senior housing projects located in Boise, Idaho and towns surrounding Boise, with a total of approximately 261 beds, for a total purchase price of approximately $33.8 million.  The Company placed mortgage debt of $9.5 million on these properties on September 1, 2011, and closed on an additional $6.6 million in mortgage loans on September 30, 2011. The remainder of the acquisition price was paid in cash. The estimated fair values of land, building and intangible assets acquired are provisional and are based on the information that was available as of the filing of the Company’s Form 10-Q.   The Company  will continue to evaluate the purchase price allocation as better information becomes available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Meadow Wind Land, Casper, Wyoming:  On September 1, 2011, the Company closed on its acquisition of a small parcel of vacant land adjoining the Company’s Meadow Wind assisted living facility in Casper, Wyoming.  The Company paid $50,000 for this parcel of approximately 0.39 acres.

Regency Park Estates, St. Cloud, Minnesota:  On August 1, 2011, the Company closed on its acquisition of the 147-unit Regency Park Estates multi-family residential property in St. Cloud, Minnesota, for a purchase price totaling $10.9 million, of which approximately $7.2 million consisted of the assumption of existing debt, with the remaining approximately $3.7 million paid in cash (approximately $2.2 million) and in limited partnership units of the Operating Partnership valued at approximately $1.5 million.

During the first quarter of fiscal year 2012, the Company substantially completed construction of a six-screen movie theater at its existing Buffalo Mall property in Jamestown, North Dakota, for a total cost of $2.2 million.  The Company had no acquisitions during the first quarter of fiscal year 2012.

During the second quarter of fiscal year 2011, the Company had no acquisitions or development projects placed in service.

During the first quarter of fiscal year 2011, IRET acquired, on July 15, 2010, two medical office buildings located in, respectively, Billings, Montana and Missoula, Montana, for a total purchase price of approximately $5.2 million, consisting of cash of approximately $957,000 and the assumption of existing debt with an interest rate of 7.06% and a maturity date of December 31, 2016 in the amount of approximately $4.3 million.  The two medical office buildings were each constructed in 2011, and contain approximately 14,705 square feet and 14,640 square feet of leasable space, respectively.  During the first quarter of fiscal year 2011, the Company completed construction of a single-tenant office/warehouse facility in Fargo, North Dakota.  The cost to construct the facility was approximately $3.9 million, including the cost of the land plus imputed construction interest.

The Company expensed approximately $426,000 and $57,000 of transaction costs related to acquisitions in the six months ended October 31, 2011 and 2010, respectively.  The Company’s acquisitions and development projects placed in service during the six months ended October 31, 2011 and 2010 are detailed below:

Six Months Ended October 31, 2011

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
147 unit - Regency Park Estates - St. Cloud, MN	$702	$10,198	$0	$10,900
50 unit - Cottage West Twin Homes - Sioux Falls, SD	1,005	3,725	0	4,730
24 unit - Gables Townhomes - Sioux Falls, SD	362	1,908	0	2,270
	2,069	15,831	0	17,900

Commercial Medical
17,273 sq. ft Spring Creek American Falls - American Falls, ID	137	3,409	524	4,070
15,571 sq. ft Spring Creek Soda Springs - Soda Springs, ID	66	2,122	42	2,230
15,559 sq. ft Spring Creek Eagle - Eagle, ID	250	3,191	659	4,100
31,820 sq. ft Spring Creek Meridian - Meridian, ID	428	5,499	1,323	7,250
26,605 sq. ft Spring Creek Overland - Boise, ID	656	5,001	1,068	6,725
16,311 sq. ft Spring Creek Boise - Boise, ID	711	4,236	128	5,075
26,605 sq. ft Spring Creek Ustick - Meridian, ID	467	3,833	0	4,300
Meadow Wind Land - Casper, WY	50	0	0	50
24,795 sq. ft Trinity at Plaza 16 - Minot, ND1	0	4,879	0	4,879
3,431 sq. ft Edina 6525 Drew Ave S - Edina, MN	416	89	0	505
	3,181	32,259	3,744	39,184

Commercial Retail
19,037 sq. ft. Jamestown Buffalo Mall - Jamestown, ND2	0	781	0	781

Unimproved Land
Industrial-Office Build-to-Suit - Minot, ND	416	0	0	416

Total Property Acquisitions	$5,666	$48,871	$3,744	$58,281

(1)	Development property placed in service September 23, 2011. Additional costs paid in fiscal year 2011 totaled $3.3 million, for a total project cost at October 31, 2011 of $8.2 million.
(2)
Construction project placed in service June 15, 2011. Approximately $17,000 of this cost was paid in the three months ended October 31, 2011. Additional costs paid in fiscal year 2011 totaled $1.4 million, for a total project cost at October 31, 2011 of $2.2 million.

Six Months Ended October 31, 2010

	(in thousands)
Acquisitions and Development Projects Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Commercial Medical
14,705 sq. ft. Billings 2300 Grant Road - Billings, MT	$649	$1,216	$657	$2,522
14,640 sq. ft. Missoula 3050 Great Northern - Missoula, MT	640	1,331	752	2,723
	1,289	2,547	1,409	5,245

Commercial Industrial
42,244 sq. ft. Fargo 1320 45th St N - Fargo, ND1	0	1,634	0	1,634

Total Property Acquisitions	$1,289	$4,181	$1,409	$6,879

(1)	Development property placed in service June 22, 2010. Additional costs paid in fiscal year 2010 totaled $2.3 million, for a total project cost at October 31, 2010 of $3.9 million.

PROPERTY DISPOSITIONS

During the second quarter of fiscal year 2012, on August 1, 2011, the Company sold a small retail property in Livingston, Montana, for a sale price of approximately $2.2 million, with approximately $1.2 million of the sale proceeds applied to pay off the outstanding mortgage loan balance on the property.  During the second quarter of fiscal year 2011, the Company sold a small retail property in Ladysmith, Wisconsin, on September 2, 2010; a patio home property in Fargo, North Dakota on September 30, 2010; and the Company’s 504-unit Dakota Hill at Valley Ranch Apartments in Irving, Texas on October 26, 2010, for a total sales price of $36.8 million. There were no dispositions in the first quarter of fiscal years 2012 and 2011.  The following table details the Company’s dispositions during the six months ended October 31, 2011 and 2010:

Six Months Ended October 31, 2011

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Retail
41,200 sq ft. Livingstone Pamida - Livingston, MT	$2,175	$1,586	$589

Total Property Dispositions	$2,175	$1,586	$589

Six Months Ended October 31, 2010

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
504 unit - Dakota Hill at Valley Ranch - Irving, TX	$36,100	$30,674	$5,426

Commercial Medical
1,410 sq ft. Edgewood Vista Patio Home 4330 - Fargo, ND	205	220	(15)

Commercial Retail
41,000 sq ft. Ladysmith Pamida - Ladysmith, WI	450	457	(7)

Total Property Dispositions	$36,755	$31,351	$5,404

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT

The Company’s mortgages payable and revolving line of credit are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.71% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.

Of the mortgages payable, the balances of fixed rate mortgages totaled $1.0 billion at October 31, 2011 and $992.3 million at April 30, 2011. The balances of variable rate mortgages totaled $6.1 million and $1.5 million as of October 31, 2011, and April 30, 2011, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of October 31, 2011, the weighted average rate of interest on the Company’s mortgage debt was 5.86%, compared to 5.92% on April 30, 2011. The aggregate amount of required future principal payments on mortgages payable as of October 31, 2011, is as follows:

Year Ended April 30,	(in thousands)
2012 (remainder)	$24,314
2013	51,698
2014	67,040
2015	99,557
2016	86,140
Thereafter	710,876
Total payments	$1,039,625

The Company’s revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of October 31, 2011, lending commitments of $50.0 million, with the capacity to grow to $60.0 million.  As of October 31, 2011, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2011 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.65% and a minimum outstanding principal balance requirement of $10.0 million, and as of October 31, 2011, the Company had borrowed $47.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2011, the Company believes it is in compliance with the facility covenants.

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

The estimated fair values of the Company’s financial instruments as of October 31, 2011 and April 30, 2011, are as follows:

	(in thousands)
	October 31, 2011		April 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$155	$155	$156	$156
Cash and cash equivalents	32,697	32,697	41,191	41,191
Other investments	628	628	625	625
FINANCIAL LIABILITIES
Other debt	1,000	1,031	8,200	7,279
Line of credit	47,000	47,000	30,000	30,000
Mortgages payable	1,039,625	1,060,962	993,803	1,013,713

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, can require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets. As of October 31, 2011 and April 30, 2011, the estimated redemption value of the redeemable noncontrolling interests was $1.0 million and $987,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2010	$1,812
Net income	17
Distributions	0
Mark-to-market adjustments	(472)
Balance at October 31, 2010	$1,357

(in thousands)
Balance at April 30, 2011	$987
Net income	10
Distributions	(27)
Mark-to-market adjustments	35
Balance at October 31, 2011	$1,005

NOTE 12 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On December 7, 2011, the Company’s Board of Trustees declared a regular quarterly distribution of 13.00 cents per share and unit on the Company’s common shares of beneficial interest and the limited partnership units of IRET Properties, payable January 16, 2012 to common shareholders and unitholders of record on January 3, 2012.  Also on December 7, 2011, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable January 3, 2012 to preferred shareholders of record on December 20, 2011.

Completed Acquisition.  Subsequent to the end of the second quarter of fiscal year 2012, the Company closed on its acquisition of a 36-unit multi-family residential property in Isanti, Minnesota, for a purchase price of approximately $3.5 million, of which $2.2 million consisted of new mortgage debt on the property and approximately $780,000 was paid in cash, with the remainder paid in limited partnership units of the Operating Partnership, valued at $495,000.

Pending Acquisitions.  Subsequent to the end of the second quarter of fiscal year 2012, the Company signed purchase agreements for the acquisition of the following properties.  These pending acquisitions are subject to various closing conditions and accordingly no assurances can be given that these transactions will be completed: two multi-family residential projects in Grand Forks, North Dakota with a total of 84 units, for a purchase price totaling approximately $8.3 million, of which approximately $1.1 million would be paid through the issuance of limited partnership units of the Operating Partnership, with the remainder paid in cash; and a multi-family residential property in St. Cloud, Minnesota, with a total of 116 units, for a purchase prices of $7.9 million, to be paid in cash.

Increase in Funding Commitment.  Subsequent to the end of the second quarter of fiscal year 2012, the Bank of North Dakota, a participant in the Company’s revolving multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota as lead bank, confirmed its agreement to increase its commitment from $12.0 million to $22.0 million.  This line of credit is now at its previously-announced full commitment capacity of $60.0 million.  As of December 12, 2011, the Company had borrowed $49.0 million under the line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company’s audited financial statements for the fiscal year ended April 30, 2011, which are included in the Company’s Form 10-K filed with the SEC on July 14, 2011, as amended by the Current Report on Form 8-K filed with the SEC on December 12, 2011.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2011, our real estate portfolio consisted of 81 multi-family residential properties containing 8,885 apartment units and having a total real estate investment amount net of accumulated depreciation of $385.7 million, and 184 commercial properties containing approximately 12.3 million square feet of leasable space. Our commercial properties consist of:

•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $487.7 million;

•
65 commercial medical properties (including senior housing) containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $417.2 million;

•
19 commercial industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $99.4 million; and

•	32 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $103.5 million.

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

Physical occupancy as of October 31, 2011 compared to October 31, 2010 increased in all of our reportable segments except for commercial office, on a stabilized basis and an all-property basis. Stabilized properties are properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from the stabilized property category), and, in the case of development or re-development properties, which have achieved a target level of occupancy. Our overall level of tenant concessions increased in the three and six month period ended October 31, 2011, compared to the three and six months ended October 31, 2010.

We believe the decreased occupancy levels in our commercial office segment reflect the economic conditions in our markets, as economic conditions remain uncertain and we continue to experience a challenging market environment.  Our multi-family residential properties, however, continued to improve in occupancy and real estate revenue compared to the year-earlier period.

During the second quarter of fiscal year 2012, as discussed below in the Property Acquisitions and Dispositions section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company closed on its acquisition of a medical office property in Edina, Minnesota; two multi-family residential properties in Sioux Falls, South Dakota;  seven senior housing projects in Boise, Idaho and towns surrounding Boise; a multi-family residential property in St. Cloud, Minnesota; and two parcels of vacant land, in Minot, North Dakota and Casper, Wyoming, respectively.  Also during the second quarter of fiscal year 2012, the Company completed construction of its build-to-suit medical clinic property for Trinity Health in Minot, North Dakota.  The cost of property acquired or placed in service during the second quarter of fiscal year 2012 totaled $57.6 million.  The Company sold a small retail property in Livingston, Montana during the second quarter of fiscal year 2012.

As we have previously reported, Minot, North Dakota, where our corporate headquarters are located, experienced significant flooding in June 2011, resulting in extensive damage to our Arrowhead Shopping Center and Chateau Apartments.  Both of these properties are currently undergoing restoration.   Chateau Apartments is expected to be available for leasing in the third quarter of the current fiscal year.  Arrowhead Shopping Center is currently in various stages of re-leasing.  Costs related to clean-up, redevelopment and loss of rents are being reimbursed to the Company by its insurance carrier, less the Company’s deductible of $200,000 under the policy.  As of October 31, 2011, the Company had received and recognized $4.3 million of insurance proceeds for clean-up costs and redevelopment; reimbursement for business interruption (loss of rents) in an amount totaling $474,000 is expected to be added back as income to the extent that insurance proceeds are received and gain contingencies are resolved, in accordance with U.S. GAAP.  The  Company currently estimates that a gain on involuntary conversion of approximately $2.6 million will be reported in a future quarter, once all flood-related costs have been reimbursed; however, this number is an estimate only and is subject to revision as reimbursements are received and recognized.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Form 10-K for the fiscal year ended April 30, 2011, filed with the SEC on July 14, 2011, as amended by the Current Report on Form 8-K filed with the SEC on December 12, 2011, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended October 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

REVENUES

Revenues for the three months ended October 31, 2011 were $60.7 million compared to $58.8 million in the three months ended October 31, 2010, an increase of $1.8 million or 3.2%.  Revenues for the six months ended October 31, 2011 were $120.3 million compared to $118.0 million in the six months ended October 31, 2010, an increase of $2.3 million or 1.9%. The increase in revenue for the three and six months ended October 31, 2011 resulted primarily from properties acquired in Fiscal 2011 and 2012, as shown in the table below.

	(in thousands)
	Increase in Total Revenue Three Months ended October 31, 2011	Increase in Total Revenue Six Months ended October 31, 2011
Rent in Fiscal 2012 primarily from 8 properties acquired in Fiscal 2011 in excess of that received in Fiscal 2011 from the same 8 properties	$962	$2,031
Rent in Fiscal 2012 primarily from 11 properties acquired in Fiscal 2012	953	953
Decrease in rental income on stabilized properties due to a decrease in tenant reimbursements in commercial segments related to the overall increase in commercial segments’ vacancy	(164)	(557)
Increase in straight line rent	1,226	1,189
Increase in tenant concessions	(1,136)	(1,329)
Net increase in total revenue	$1,841	$2,287

The increase in revenue in the three and six months ended October 31, 2011 compared to the same quarter in the prior fiscal year is shown by segment in the following table:

Three Months Ended October 31, 2011	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments
Non-stabilized real estate revenue	$571	$354	$794	$0	$196	$1,915
Stabilized real estate revenue	1,320	(1,224)	(550)	323	(33)	(164)
Straight line rent	0	330	546	288	62	1,226
Concessions	(52)	(697)	37	(197)	(227)	(1,136)
Total increase (decrease) in real estate revenue	$1,839	$(1,237)	$827	$414	$(2)	$1,841

Six Months Ended October 31, 2011	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments
Non-stabilized real estate revenue	$721	$666	$1,231	$66	$300	$2,984
Stabilized real estate revenue	2,588	(2,464)	(716)	295	(260)	(557)
Straight line rent	0	154	568	323	144	1,189
Concessions	(157)	(670)	51	(224)	(329)	(1,329)
Total increase (decrease) in real estate revenue	$3,152	$(2,314)	$1,134	$460	$(145)	$2,287

NET OPERATING INCOME

The following tables show real estate revenues, real estate expenses and NOI by reportable operating segment for the three and six months ended October 31, 2011 and 2010.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

The tables also show NOI by reportable operating segment on a stabilized property and non-stabilized (all-property) basis.  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income. Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year. Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements.

	(in thousands)
Three Months Ended October 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$18,381	$18,367	$17,073	$3,566	$3,301	$60,688
Real estate expenses
Utilities	1,592	2,277	886	40	105	4,900
Maintenance	2,819	2,537	1,071	216	319	6,962
Real estate taxes	1,701	3,246	1,499	697	533	7,676
Insurance	358	207	125	52	43	785
Property management	2,287	545	2,390	129	117	5,468
Total expenses	$8,757	$8,812	$5,971	$1,134	$1,117	$25,791
Net operating income	$9,624	$9,555	$11,102	$2,432	$2,184	$34,897

Stabilized net operating income	$9,310	$9,337	$10,197	$2,323	$2,021	$33,188
Non-stabilized net operating income	314	218	905	109	163	1,709
Total net operating income	$9,624	$9,555	$11,102	$2,432	$2,184	$34,897

	(in thousands)
Three Months Ended October 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$16,544	$19,603	$16,245	$3,152	$3,303	$58,847
Real estate expenses
Utilities	1,431	1,993	778	58	95	4,355
Maintenance	2,674	2,600	1,087	90	298	6,749
Real estate taxes	1,588	3,319	1,403	660	494	7,464
Insurance	341	180	174	40	34	769
Property management	2,249	539	1,921	107	148	4,964
Total expenses	$8,283	$8,631	$5,363	$955	$1,069	$24,301
Net operating income	$8,261	$10,972	$10,882	$2,197	$2,234	$34,546

Stabilized net operating income	$8,261	$10,976	$10,737	$2,092	$2,234	$34,300
Non-stabilized net operating income	0	(4)	145	105	0	246
Total net operating income	$8,261	$10,972	$10,882	$2,197	$2,234	$34,546

	(in thousands)
Six Months Ended October 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$35,863	$37,182	$33,690	$7,001	$6,523	$120,259
Real estate expenses
Utilities	2,974	4,152	1,626	(52)	198	8,898
Maintenance	5,454	5,261	2,105	393	577	13,790
Real estate taxes	3,344	6,697	2,977	1,378	1,083	15,479
Insurance	754	443	264	109	92	1,662
Property management	4,597	1,203	4,517	272	258	10,847
Total expenses	$17,123	$17,756	$11,489	$2,100	$2,208	$50,676
Net operating income	$18,740	$19,426	$22,201	$4,901	$4,315	$69,583

Stabilized net operating income	$18,355	$19,003	$20,797	$4,684	$4,078	$66,917
Non-stabilized net operating income	385	423	1,404	217	237	2,666
Total net operating income	$18,740	$19,426	$22,201	$4,901	$4,315	$69,583

	(in thousands)
Six Months Ended October 31, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$32,711	$39,496	$32,555	$6,541	$6,669	$117,972
Real estate expenses
Utilities	2,735	3,793	1,592	94	195	8,409
Maintenance	5,282	5,383	2,115	278	585	13,643
Real estate taxes	3,217	6,882	2,905	1,281	1,003	15,288
Insurance	591	281	222	78	48	1,220
Property management	4,516	1,235	3,837	188	275	10,051
Total expenses	$16,341	$17,574	$10,671	$1,919	$2,106	$48,611
Net operating income	$16,370	$21,922	$21,884	$4,622	$4,563	$69,361

Stabilized net operating income	$16,370	$21,930	$21,736	$4,482	$4,563	$69,081
Non-stabilized net operating income	0	(8)	148	140	0	280
Total net operating income	$16,370	$21,922	$21,884	$4,622	$4,563	$69,361

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased in three of our five reportable segments in the three and six month period ended October 31, 2011 compared to the three and six month period ended October 31, 2010, to $60.7 million compared to $58.8 million and $120.2 million compared to $118.0 million respectively, primarily due to acquisitions in Fiscal 2011 and 2012. Our overall level of tenant concessions increased in the three and six month period ended October 31, 2011 compared to the year-earlier period.

•
Physical Occupancy.  As of October 31, 2011, physical occupancy levels on a stabilized basis and on an all property basis increased from the year earlier period in four of our five reportable segments, decreasing in our commercial office segment. We attribute the decrease in commercial office occupancy primarily to difficult leasing conditions resulting from the continued economic downturn, as discussed above in the Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Multi-family residential market conditions improved from the year earlier period. Physical occupancy rates on a stabilized property and all property basis for October 31, 2011, compared to the October 31, 2010, are shown below:

	Stabilized Properties		All Properties
	October 31,		October 31,
	2011	2010	2011	2010
Multi-Family Residential	94.8%	90.6%	94.6%	90.6%
Commercial Office	77.7%	80.5%	78.0%	80.5%
Commercial Medical	95.8%	95.7%	96.2%	95.8%
Commercial Industrial	92.2%	80.0%	92.3%	80.3%
Commercial Retail	85.3%	83.6%	85.8%	83.6%

•
Increased Concessions.  Our overall level of tenant concessions increased in the three and six month period ended October 31, 2011 compared to the year-earlier period. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties. Additionally, as discussed below, in the three and six months ended October 31, 2011, we abated rents at our Chateau Apartments and Arrowhead Shopping Center properties for tenants displaced by the flooding in Minot, North Dakota in June 2011, and those abated rents are reflected in the amounts reported in the table below. Rent concessions offered during the three and six months ended October 31, 2011 will lower, over the lives of the respective leases, our operating revenues by approximately $2.2 million and $3.4 million, as compared to an approximately $1.0 million and $2.1 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three and six months ended October 31, 2010, as shown in the table below:

	(in thousands)
	Three Months Ended October 31,			Six Months Ended October 31,
	2011	2010	Change	2011	2010	Change
Multi-Family Residential	$478	$426	$52	$957	$800	$157
Commercial Office	1,064	367	697	1,481	811	670
Commercial Medical	102	139	(37)	126	177	(51)
Commercial Industrial	270	73	197	475	251	224
Commercial Retail	243	16	227	398	69	329
Total	$2,157	$1,021	$1,136	$3,437	$2,108	$1,329

The amounts in the table above include abated rent at our Chateau Apartments and Arrowhead Shopping Center properties, which were extensively damaged in the flooding that occurred in Minot, North Dakota in June 2011.  Abated rent included in the table above totaled $173,000 and $243,000 for the three and six months ended October 31,2011, respectively, at our Chateau Apartments; and $164,000 and $231,000 for the three and six months ended October 31, 2011, respectively, at our Arrowhead Shopping Center property.  We expect to be reimbursed for this loss of rents by our insurance carrier; such reimbursement for business interruption (loss of rents) in an amount totaling $474,000 is expected to be added back as income to the extent that insurance proceeds are received and gain contingencies are resolved, in accordance with U.S. GAAP.

•
Increased Utility Expense. Utility expense totaled $4.9 million and $8.9 million for the three and six months ended October 31, 2011, compared to $4.4 million and $8.4 million for the three and six months ended October 31, 2010, an increase of 12.5% and 5.8% respectively, over the year-earlier periods. Utility expenses at properties newly acquired in fiscal years 2012 and 2011 added $124,000 and $167,000, respectively, to the utility expense category for the three and six months ended October 31, 2011. Utility expenses at existing properties increased by $421,000 and $322,000, respectively, resulting in an overall increase of $545,000 and $489,000, respectively for the three and six months ended October 31, 2011. The increase in utility costs at our stabilized properties for the three months ended October 31, 2011 compared to the year earlier period is due primarily to an increase in light, heat, water and sewer costs at our multi-family residential and commercial office and medical segments.  The increase in utility costs at our stabilized properties for the six months ended October 31, 2011 compared to the year earlier period is due primarily to an increase in light, heat, water and sewer costs at our multi-family residential and commercial office segments, offset by the timing of payments for an electrical bill-back in our commercial industrial segment and a steam and chilled water adjustment in respect of properties  in our commercial medical segment.

Utility expenses by reportable segment for the three and six months ended October 31, 2011 and 2010 are as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$1,592	$2,277	$886	$40	$105	$4,900
2010	$1,431	$1,993	$778	$58	$95	$4,355
Change	$161	$284	$108	$(18)	$10	$545
% change	11.3%	14.2%	13.9%	(31.0%)	10.5%	12.5%

Stabilized	$81	$247	$101	$(18)	$10	$421
Non-stabilized	$80	$37	$7	$0	$0	$124
Change	$161	$284	$108	$(18)	$10	$545

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$2,974	$4,152	$1,626	$(52)	$198	$8,898
2010	$2,735	$3,793	$1,592	$94	$195	$8,409
Change	$239	$359	$34	$(146)	$3	$489
% change	8.7%	9.5%	2.1%	(155.3%)	1.5%	5.8%

Stabilized	$147	$289	$29	$(146)	$3	$322
Non-stabilized	$92	$70	$5	$0	$0	$167
Change	$239	$359	$34	$(146)	$3	$489

•
Increased Maintenance Expense. Maintenance expenses totaled $7.0 million and $13.8 million for the three and six months ended October 31, 2011 compared to $6.7 million and $13.6 million for the three and six months ended October 31, 2010.  Maintenance expenses at properties newly acquired in fiscal year 2012 and 2011 added $124,000 and $200,000, respectively, to the maintenance expenses category for the three and six months ended October 31, 2011. Maintenance expenses at existing properties increased by $89,000 for the three months ended October 31, 2011 compared to the corresponding period in fiscal year 2011, while maintenance expenses at existing properties decreased by $53,000 for the six months ended October 31, 2011 compared to the corresponding period in fiscal year 2011, resulting in a net increase in maintenance expenses of $213,000 and $147,000, or 3.2% and 1.1% for the three and six months ended October 31, 2011 compared to the corresponding period in fiscal year 2011.  The increase in maintenance costs at our stabilized properties for the three months ended October 31, 2011 compared to the three months ended October 31, 2010 is primarily due to an increase in our multi-family residential segment casualty insurance cost and an increase in our commercial industrial segment overall maintenance repairs, offset by the decrease in our commercial office segment, which is primarily due to increased vacancy. The decrease in maintenance costs at our stabilized properties for the six months ended October 31, 2011 compared to the six months ended October 31, 2010 is primarily from our commercial office segment, a decrease of $224,000 due to  increased vacancy offset by an increase in our commercial industrial segment overall maintenance repairs of $115,000.

Maintenance expenses by reportable segment for the three and six months ended October 31, 2011 and 2010 are as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$2,819	$2,537	$1,071	$216	$319	$6,962
2010	$2,674	$2,600	$1,087	$90	$298	$6,749
Change	$145	$(63)	$(16)	$126	$21	$213
% change	5.4%	(2.4%)	(1.5%)	140.0%	7.0%	3.2%

Stabilized	$89	$(125)	$(17)	$126	$16	$89
Non-stabilized	$56	$62	$1	$0	$5	$124
Change	$145	$(63)	$(16)	$126	$21	$213

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$5,454	$5,261	$2,105	$393	$577	$13,790
2010	$5,282	$5,383	$2,115	$278	$585	$13,643
Change	$172	$(122)	$(10)	$115	$(8)	$147
% change	3.3%	(2.3%)	(0.5%)	41.4%	(1.4%)	1.1%

Stabilized	$83	$(224)	$(11)	$115	$(16)	$(53)
Non-stabilized	$89	$102	$1	$0	$8	$200
Change	$172	$(122)	$(10)	$115	$(8)	$147

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2012 and 2011 added $177,000 and $226,000 to real estate tax expense in the three and six months ended October 31, 2011, compared to the three and six months ended October 31, 2010. Real estate taxes on stabilized properties increased by $35,000 in the three months ended October 31, 2011, resulting in an increase of $212,000 or 2.8% for the three months ended October 31, 2011, compared to the three months ended October 31, 2010. Real estate taxes on stabilized properties decreased by $35,000 in the six months ended October 31, 2011, resulting in a net increase of $191,000 or 1.2% for the six months ended October 31, 2011, compared to the six months ended October 31, 2010.  The increase in real estate taxes for our stabilized properties was due to higher value assessments and increased tax levies with the exception of our commercial office segment that decreased as a result of certain successful tax appeals.

Real estate tax expense by reportable segment for the three and six months ended October 31, 2011 and  2010 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$1,701	$3,246	$1,499	$697	$533	$7,676
2010	$1,588	$3,319	$1,403	$660	$494	$7,464
Change	$113	$(73)	$96	$37	$39	$212
% change	7.1%	(2.2%)	6.8%	5.6%	7.9%	2.8%

Stabilized	$52	$(111)	$35	$41	$18	$35
Non-stabilized	$61	$38	$61	$(4)	$21	$177
Change	$113	$(73)	$96	$37	$39	$212

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$3,344	$6,697	$2,977	$1,378	$1,083	$15,479
2010	$3,217	$6,882	$2,905	$1,281	$1,003	$15,288
Change	$127	$(185)	$72	$97	$80	$191
% change	3.9%	(2.7%)	2.5%	7.6%	8.0%	1.2%

Stabilized	$52	$(255)	$27	$102	$39	$(35)
Non-stabilized	$75	$70	$45	$(5)	$41	$226
Change	$127	$(185)	$72	$97	$80	$191

•
Increased Insurance Expense. Insurance expense totaled $785,000 and $1.7 million for the three and six months ended October 31, 2011 compared to $769,000 and $1.2 million for the three and six months ended October 31, 2010. Insurance expenses at properties newly acquired in fiscal years 2012 and 2011 added $10,000 and $16,000 to the insurance expense category, while insurance expense at existing properties increased by $6,000 and $426,000 resulting in a net increase in insurance expenses of $16,000 and $442,000 in the three and six months ended October 31, 2011, a 2.1% and 36.2% increase over insurance expenses in the three and six months ended October 31, 2010. The increase in insurance expense at stabilized properties is due primarily to the effect of the deductible under our insurance policy covering damages as a result of the flooding in North Dakota, in addition to other deductible adjustments in the prior year.

Insurance expense by reportable segment for the three and six months ended October 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$358	$207	$125	$52	$43	$785
2010	$341	$180	$174	$40	$34	$769
Change	$17	$27	$(49)	$12	$9	$16
% change	5.0%	15.0%	(28.2%)	30.0%	26.5%	2.1%

Stabilized	$10	$25	$(48)	$12	$7	$6
Non-stabilized	$7	$2	$(1)	$0	$2	$10
Change	$17	$27	$(49)	$12	$9	$16

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$754	$443	$264	$109	$92	$1,662
2010	$591	$281	$222	$78	$48	$1,220
Change	$163	$162	$42	$31	$44	$442
% change	27.6%	57.7%	18.9%	39.7%	91.7%	36.2%

Stabilized	$154	$158	$43	$31	$40	$426
Non-stabilized	$9	$4	$(1)	$0	$4	$16
Change	$163	$162	$42	$31	$44	$442

•
Increased Property Management Expense. Property management expense totaled $5.5 million and $10.8 million for the three and six months ended October 31, 2011 and compared to $5.0 million and $10.1 million for the three and six months ended October 31, 2010. Property management expenses at properties newly acquired in fiscal years 2012 and 2011 added $70,000 and $97,000 to the property management expenses category in the three and six months ended October 31, 2011.   Property management expenses at stabilized properties increased by $434,000 and $699,000 for the three and six months ended October 31, 2011 compared to the three and six months ended October 31, 2010, primarily as a result of increased operating expenses in the Wyoming TRS properties in the commercial medical segment, resulting in an increase of $504,000 and $796,000 or 10.2% and 7.9%  in the three and six months ended October 31, 2011 compared to the year-earlier periods.

Our property management expense category includes expenses at our Wyoming assisted living properties, which we own through our TRS.  While revenue increased by approximately $189,000 in our Wyoming TRS portfolio in the six months ended October 31, 2011 compared to the six months ended October 31, 2010, primarily due to an increase in occupancy at our Park Place and Sierra Hills properties, expenses also increased during the six months ended October 31, 2011 compared to the six months ended October 31, 2010, by approximately $330,000.  This increase in expenses primarily consists of an increase of approximately $278,000 in payroll and benefits expenses following the expansion of our Aspen Wind and Sierra Hills properties to add memory care facilities.  As these new memory care units are occupied, we expect increased revenues to offset these increased expenses; however, licensing requirements necessitate that staff be in place at the outset to provide the specialized care required, and accordingly our payroll and benefits expenses at these facilities increased ahead of the revenue expected from this memory care expansion.

Property management expense by reportable segment for the three and six months ended October 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$2,287	$545	$2,390	$129	$117	$5,468
2010	$2,249	$539	$1,921	$107	$148	$4,964
Change	$38	$6	$469	$22	$(31)	$504
% change	1.7%	1.1%	24.4%	20.6%	(20.9%)	10.2%

Stabilized	$(12)	$2	$463	$21	$(40)	$434
Non-stabilized	$50	$4	$6	$1	$9	$70
Change	$38	$6	$469	$22	$(31)	$504

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$4,597	$1,203	$4,517	$272	$258	$10,847
2010	$4,516	$1,235	$3,837	$188	$275	$10,051
Change	$81	$(32)	$680	$84	$(17)	$796
% change	1.8%	(2.6%)	17.7%	44.7%	(6.2%)	7.9%

Stabilized	$15	$(41)	$674	$83	$(32)	$699
Non-stabilized	$66	$9	$6	$1	$15	$97
Change	$81	$(32)	$680	$84	$(17)	$796

FACTORS IMPACTING NET INCOME

Net income decreased by approximately $5.6 million and $6.4 million for the three and six months ended October 31, 2011, compared to the three and six months ended October 31, 2010. The decrease in net income is due primarily to the decrease in gain on sale of discontinued operations in the three and six months ended October 31, 2011, compared to the three and six months ended October 31, 2010, as well as other factors shown by the following analysis:

	Decrease in Net Income
	(in thousands)
	Three Months ended October 31, 2011	Six Months ended October 31, 2011

Net income for Fiscal 2011	$7,121	$9,453
Increase in NOI	351	222
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(539)	(873)
Increase in administrative, advisory and trustee fees due to additional corporate staff and overhead and increased trustee fees	(386)	(598)
Increase in other expenses	(272)	(234)
Decrease in interest expense	99	244
Increase in interest and other income	46	62
Decrease in income tax expense	(19)	0
Decrease in income from discontinued operations	(4,910)	(5,212)
Net income for Fiscal 2012	$1,491	$3,064

The following factors impacted net income in the three and six months ended October 31, 2011:

•
Decreased Mortgage Interest Expense.  Our mortgage interest expense decreased approximately $115,000, or 0.7%, to approximately $15.3 million during the second quarter of fiscal year 2012, compared to $15.4 million in the second quarter of fiscal year 2011. Mortgage interest expense decreased approximately $1.0, or 3.3%, to approximately $30.0 million during the six month period ended October 31, 2011, compared to $31.0 million in the six month period ended October 31,

2010.  Mortgage interest expense for properties newly acquired in fiscal years 2012 and 2011 added $520,000 and $831,000, respectively  to our total mortgage interest expense in the three and six months ended October 31, 2011, while mortgage interest expense on existing properties decreased $635,000 and $1.8 million, respectively for the three and six months ended October 31, 2011. The decrease in mortgage interest expense is due to refinancings in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on the multi-bank line of credit we entered into in the first quarter of fiscal year 2011, which totaled approximately $540,000 and $1.0 million in the three and six months ended October 31, 2011.  Mortgage interest expense and interest expense on our line of credit are all components of “Interest expense” on our consolidated statement of operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit) was 5.86% as of October 31, 2011 and 6.14% as of October 31, 2010.  Our mortgage debt on October 31, 2011 increased approximately $45.8 million, or 4.6% from April 30, 2011.  Mortgage debt does not include our multi-bank line of credit which appears on our consolidated balance sheet in “Revolving line of credit.”

Mortgage interest expense by reportable segment for the three and six months ended October 31, 2011 and 2010 is as follows:

	(in thousands)
Three Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$4,348	$5,300	$4,039	$869	$752	$15,308
2010	$4,179	$5,479	$4,027	$955	$783	$15,423
Change	$169	$(179)	$12	$(86)	$(31)	$(115)
% change	4.0%	(3.3%)	0.3%	(9.0%)	(4.0%)	(0.7%)

Stabilized	$37	$(257)	$(298)	$(86)	$(31)	$(635)
Non-stabilized	$132	$78	$310	$0	$0	$520
Change	$169	$(179)	$12	$(86)	$(31)	$(115)

	(in thousands)
Six Months Ended October 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2011	$8,434	$10,397	$7,931	$1,756	$1,498	$30,016
2010	$8,378	$10,972	$8,215	$1,910	$1,553	$31,028
Change	$56	$(575)	$(284)	$(154)	$(55)	$(1,012)
% change	0.7%	(5.2%)	(3.5%)	(8.1%)	(3.5%)	(3.3%)

Stabilized	$(98)	$(728)	$(808)	$(154)	$(55)	$(1,843)
Non-stabilized	$154	$153	$524	$0	$0	$831
Change	$56	$(575)	$(284)	$(154)	$(55)	$(1,012)

In addition to IRET’s mortgage interest expense, the Company incurs interest expense for a line of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended October 31, 2011 and 2010 these amounts were $1.0 million  and $993,000, respectively, for a total interest expense in these categories for the three months ended October 31, 2011 and 2010 of $16.3 million and $16.4 million, respectively, a decrease of $99,000. For the six months ended October 31, 2011 and 2010 these amounts were $2.2 million  and $1.4 million, respectively, for a total interest expense in these categories for the six months ended October 31, 2011 and 2010 of $32.2 million and $32.5 million, respectively, a decrease of $244,000.

•
Decreased Amortization Expense. The Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease. Amortization expense related to in-place leases totaled $1.5 million and $3.2 million in the three and six months ended October 31, 2011 compared to $1.8 million and $3.8 million in the three and six months ended October 31, 2010.

CREDIT RISK

The following table lists our top ten commercial tenants on October 31, 2011, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of October 31, 2011.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 10.2% of our total commercial segments’ minimum rents as of October 31, 2011.

Lessee	% of Total Commercial Segments’ Minimum Rents as of October 31, 2011
Affiliates of Edgewood Vista	10.2%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health Services	3.5%
Applied Underwriters	2.3%
Affiliates of Siemens USA (NYSE: SI)	1.7%
HealthEast Care System	1.6%
Affiliates of Hewlett Packard (NASDAQ: HPQ)	1.5%
Microsoft (NASDAQ: MSFT)	1.4%
Smurfit - Stone Container (NASDAQ: SSCC)	1.3%
Nebraska Orthopedic Hospital	1.3%
All Others	71.7%
Total Monthly Commercial Rent as of October 31, 2011	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the second quarter of fiscal year 2012, the Company closed on or placed in-service the following acquisitions and development projects:

Minnesota Medical Office Property:  On October 13, 2011, the Company closed on its acquisition of an approximately 3,431 square foot medical office property located in Edina, Minnesota, for a purchase price of $505,000, of which $31,000 was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $474,000. This property adjoins an existing medical office property owned by the Company.

South Dakota Multi-Family Residential Properties:  On October 12, 2011, the Company closed on its acquisition of two multi-family residential properties in Sioux Falls, South Dakota, with 50 units and 24 units, respectively, for purchase prices of $4.7 million and $2.3 million, respectively, paid in cash.

Trinity at Plaza 16, Minot, North Dakota:  In September 2011, the Company completed construction of an approximately 24,795 square foot, one-story medical clinic for Trinity Health, a non-profit healthcare organization based in Minot, North Dakota, on land owned by the Company adjacent to the Company’s former headquarters building in Minot.  Construction of this build-to-suit facility began in the second quarter of fiscal year 2011, with the project’s certificate of occupancy issued on September 23, 2011. Total project costs (excluding the value of the land) were $8.9 million, of which, as of October 31, 2011, the Company had paid approximately $8.2 million. Estimated total costs disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter-ended July 31, 2011 were $7.4 million (excluding the value of the land). The cost increase of $1.5 million is due to tenant-requested changes to the project design; rising construction costs in Minot, North Dakota, due to flood-related and energy-related construction activity, and the allocation of overhead costs among adjacent properties.

Industrial-Office Build-to-Suit, Minot, North Dakota:  On September 7, 2011, the Company closed on its acquisition of an approximately 9.6 acre parcel of vacant land located in Minot, North Dakota, zoned for commercial development, for a purchase price of  approximately $416,000, paid in cash.

Idaho Senior Housing Projects:  On September 1, 2011, the Company closed on its acquisition of seven senior housing projects located in Boise, Idaho and towns surrounding Boise, with a total of approximately 261 beds, for a total purchase price of approximately $33.8 million.  The Company placed mortgage debt of $9.5 million on these properties on September 1, 2011, and closed on an additional $6.6 million in mortgage loans on September 30, 2011. The remainder of the acquisition price was paid in cash. The estimated fair values of intangible assets acquired in the six months ended October 31, 2011 are provisional and are based on the information that was available as of the filing of the Company’s Form 10-Q.   The Company  will continue to evaluate the purchase price allocation as better information becomes available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition dates

Meadow Wind Land, Casper, Wyoming:  On September 1, 2011, the Company closed on its acquisition of a small parcel of vacant land adjoining the Company’s Meadow Wind assisted living facility in Casper, Wyoming.  The Company paid $50,000 for this parcel of approximately 0.39 acres.

Regency Park Estates, St. Cloud, Minnesota:  On August 1, 2011, the Company closed on its acquisition of the 147-unit Regency Park Estates multi-family residential property in St. Cloud, Minnesota, for a purchase price totaling $10.9 million, of which approximately $7.2 million consisted of the assumption of existing debt, with the remaining approximately $3.7 million paid in cash (approximately $2.2 million) and in limited partnership units of the Operating Partnership valued at approximately $1.5 million.

During the second quarter of fiscal year 2012, on August 1, 2011, the Company sold a small retail property in Livingston, Montana, for a sale price of approximately $2.2 million, with approximately $1.2 million of the sale proceeds applied to pay off the outstanding mortgage loan balance on the property.

During the first quarter of fiscal year 2012, the Company substantially completed construction of a six-screen movie theater at its existing Buffalo Mall property in Jamestown, North Dakota, for a total cost of $2.2 million. The Company had no acquisitions or dispositions during the first quarter of fiscal year 2012.

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions and dispositions during the six month periods ended October 31, 2011 and 2010.

FUNDS FROM OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” In addition, NAREIT has recently clarified its computation of FFO so as to exclude impairment charges for all periods presented. Because of limitations of the FFO definition adopted by NAREIT, IRET has made certain interpretations in applying the definition. IRET believes all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.

IRET management considers that FFO, by excluding depreciation costs, impairment write-downs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by U.S. GAAP, is useful to investors in providing an additional perspective on IRET’s operating results. Historical cost accounting for real estate assets in accordance with U.S. GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time. However, real estate asset values have historically risen or fallen with market conditions. NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by U.S. GAAP may not reflect underlying economic realities. Additionally, the exclusion, in NAREIT’s definition of FFO, of impairment write-downs and gains and losses from the sales of previously depreciated operating real estate assets, assists IRET management and investors in identifying the operating results of the long-term assets that form the core of IRET’s investments, and assists in comparing those operating results between periods. FFO is used by IRET management and investors to identify trends in occupancy rates, rental rates and operating costs.

While FFO is widely used by REITs as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO in the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income as determined in accordance with U.S. GAAP as a measure of IRET’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO does not represent cash generated from operating activities in accordance with U.S. GAAP, and is not necessarily indicative of sufficient cash flow to fund all of IRET’s needs or its ability to service indebtedness or make distributions.

FFO applicable to common shares and Units for the three and six months ended October 31, 2011 decreased to $15.2 million compared to $16.0 million, and $31.0 million compared to $32.9 million for the comparable period ended October 31, 2010, a decrease of 5.3% and 5.6% respectively.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended October 31,	2011			2010
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$1,285			$5,819
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	692	82,078	$0.01	5,226	78,647	$0.07
Adjustments:
Noncontrolling interest – Operating Partnership	194	19,591		1,322	20,090
Depreciation and amortization(1)	14,890			14,888
Gain on depreciable property sales	(589)			(5,404)
Funds from operations applicable to common shares and Units	$15,187	101,669	$0.15	16,032	98,737	$0.17

	(in thousands, except per share amounts)
Six Months Ended October 31,	2011			2010
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$2,706			$7,805
Less dividends to preferred shareholders	(1,186)			(1,186)
Net income available to common shareholders	1,520	81,467	$0.02	6,619	77,512	$0.09
Adjustments:
Noncontrolling interest – Operating Partnership	372	19,819		1,692	20,263
Depreciation and amortization(4)	29,713			29,948
Gain on depreciable property sales	(589)			(5,404)
Funds from operations applicable to common shares and Units	$31,016	101,286	$0.31	32,855	97,775	$0.34

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $14,953 and $14,414, and depreciation/amortization from Discontinued Operations of $(2) and $545, less corporate-related depreciation and amortization on office equipment and other assets of $61 and $71, for the three months ended October 31, 2011 and 2010, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $29,843 and $28,970, and depreciation/amortization from Discontinued Operations of $8 and $1,125, less corporate-related depreciation and amortization on office equipment and other assets of $138 and $147, for the six months ended October 31, 2011 and 2010, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2012 and 2011:

Month	Fiscal Year 2012	Fiscal Year 2011
July	$.1715	$.1715
October	.1300	.1715

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

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on secured and unsecured lines of credit (the Company currently has one multi-bank line of credit with a total commitment capacity of $60.0 million, secured by mortgages on 23 Company properties). Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to experience significant challenges including reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

SOURCES AND USES OF CASH

The sustainability of an economic recovery in the United States is still uncertain and economic growth has been sluggish and weak.  While credit markets appear to have stabilized, and in our experience credit availability has improved compared to the recent recessionary period, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our maturing debt, but we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and accordingly we are cautious regarding our ability in the remainder of fiscal year 2012 to rely on cash-out refinancing at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties.  As we have previously noted, we consider that one of the consequences of a modification in the agencies’ roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of October 31, 2011, approximately 26.2%, or $3.4 million of our mortgage debt maturing in the third and fourth quarters of fiscal year 2012, is debt placed on multi-family residential assets, and approximately 73.8%, or $9.7 million, is debt placed on properties in our four commercial segments. Of this $13.1 million, we have to date loan applications or commitments to refinance approximately $6.1 million. As of October 31, 2011, approximately 22.4%, or $3.4 million of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 77.6%, or $11.9 million, is debt placed on properties in our four commercial segments.

The Company’s revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of October 31, 2011, lending commitments of $50.0 million, with the capacity to grow to $60.0 million (subsequent to quarter end, as discussed above in Note 12 to the condensed consolidated financial statements, the Bank of North

Dakota increased its commitment under the multi-bank line from $12.0 million to $22.0 million, and accordingly the line is now at its full commitment capacity of $60.0 million).  As of October 31, 2011, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2011 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.65% and a minimum outstanding principal balance requirement of $10.0 million, and as of October 31, 2011, the Company had borrowed $47.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2011, the Company believes it is in compliance with the facility covenants.

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2011, the Company’s compensating balances consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000, and Venture Bank, Eagan, Minnesota, deposit of $275,000.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the three and six months ended October 31, 2011, approximately 226,000 Units, valued at issuance at $2.0 million were issued in connection with the Company’s acquisition of two properties. There were no Units issued in connection with property acquisitions during the six months ended October 31, 2010.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 5%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During the three months ended October 31, 2011, the Company sold 1.2 million shares at an average price of $7.23 per share pursuant to such waivers, for total net proceeds to the Company of $8.8 million. During the three months ended October 31, 2011, the Company issued a total of approximately 1.7 million common shares under its DRIP through reinvestments and voluntary cash contributions, with a total value of $12.4 million.

Cash and cash equivalents on October 31, 2011 totaled $32.7 million, compared to $43.7 million on October 31, 2010, a decrease of $11.0 million. Net cash provided by operating activities for the six months ended October 31, 2011 increased by approximately $5.6 million, primarily due to a smaller decrease in accounts payable, accrued expenses and other liabilities, compared to the six months ended October 31, 2010.  Net cash used by investing activities was $66.3 million for the six months ended October 31, 2011 as compared to net cash provided of $18.2 million for the six months ended October 31, 2010, a change of approximately $84.5 million, primarily due to an increase in payments for acquisitions and improvements of real estate, net of a decrease in proceeds from discontinued operations. Net cash provided by financing activities was $33.6 million for the six months ended October 31, 2011, as compared to net cash used by financing activities of $47.8 million in the prior year. The increase in funds provided by financing activity was primarily due to an increase in proceeds from mortgages payable and a decrease in principal payments on mortgages in the six months ended October 31, 2011 as compared to the six months ended October 31, 2010.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $45.8 million as of October 31, 2011, compared to April 30, 2011, due to new debt on existing and new properties, net of principal payments and loans that were paid off. As of October 31, 2011, approximately 99.4% of the Company’s $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of October 31, 2011, the weighted average rate of interest on the Company’s mortgage debt was 5.86%, compared to 5.92% on April 30, 2011.

Property Owned. Property owned was $1.8 billion at October 31, 2011 and April 30, 2011. During the six months ended October 31, 2011, the Company acquired twelve additional investment properties and one parcel adjoining an existing property, placed two construction projects in service and disposed of one property, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2011 were $32.7 million, compared to $41.2 million on April 30, 2011.

Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $628,000 and $625,000 on October 31, 2011 and on April 30, 2011, respectively.

Operating Partnership Units. Outstanding units in the Operating Partnership decreased to 19.5 million Units at October 31, 2011 compared to 20.1 million Units outstanding at April 30, 2011. The decrease resulted primarily from the conversion of Units to common shares, net of units issued in exchange for property.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2011 totaled 83.7 million, compared to 80.5 million outstanding on April 30, 2011. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of approximately 2.3 million common shares issued during the six months ended October 31, 2011, for a total value of $16.9 million. Conversions of approximately 528,000 UPREIT Units to common shares, for a total of approximately $3.6 million in IRET shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the six months ended October 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 99.4% and 99.8% of our debt, as of October 31, 2011 and April 30, 2011, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the second quarter of fiscal year 2012 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2011, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total	Fair Value
Fixed Rate	$24,204	$51,582	$66,441	$94,307	$86,140	$710,876	$1,033,550	$1,054,887
Average Fixed Interest Rate	5.79%	5.77%	5.73%	5.61%	5.54%
Variable Rate	$110	$116	$599	$5,250	$0	$0	$6,075	$6,075
Average Variable Interest Rate	4.18%	5.36%	5.11%	5.56%	0
							$1,039,625	$1,060,962

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total
Fixed Rate	$30,286	$58,260	$54,866	$50,012	$44,123	$116,100	$353,647
Variable Rate	162	320	299	73	0	0	854
							$354,501

The weighted average interest rate on our fixed rate and variable rate debt as of October 31, 2011, was 5.86%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $6.1 million of variable rate indebtedness would increase our annual interest expense by $61,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first and second quarters of fiscal year 2012, respectively, the Company issued an aggregate of 6,540 and 511,478 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units.  All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder.  The Company has registered the re-sale of such common shares under the Securities Act.

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 formatted in eXtensible Business Reporting Language ( “XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: December 12, 2011

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 formatted in eXtensible Business Reporting Language ( “XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.