Form 10-Q
period 2012-01-31
INVESTORS REAL ESTATE TRUST
filed 2012-03-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended January 31, 2012

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

Yes ☐                           No ☑

Registrant is a North Dakota Real Estate Investment Trust. As of February 29, 2012, it had 86,169,534 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2012
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	January 31, 2012	April 30, 2011
ASSETS
Real estate investments
Property owned	$1,861,321	$1,770,798
Less accumulated depreciation	(364,190)	(328,952)
	1,497,131	1,441,846
Development in progress	22,281	9,693
Unimproved land	6,390	6,550
Mortgage loans receivable, net of allowance of $0 and $3, respectively	0	156
Total real estate investments	1,525,802	1,458,245
Other assets
Cash and cash equivalents	35,502	41,191
Other investments	633	625
Receivable arising from straight-lining of rents, net of allowance of $1,156 and $996, respectively	21,965	18,933
Accounts receivable, net of allowance of $185 and $317, respectively	3,977	5,646
Real estate deposits	578	329
Prepaid and other assets	4,107	2,351
Intangible assets, net of accumulated amortization of $46,674 and $42,154, respectively	49,055	49,832
Tax, insurance, and other escrow	11,427	15,268
Property and equipment, net of accumulated depreciation of $1,499 and $1,231, respectively	1,464	1,704
Goodwill	1,120	1,127
Deferred charges and leasing costs, net of accumulated amortization of $16,622 and $13,675, respectively	22,014	20,112
TOTAL ASSETS	$1,677,644	$1,615,363

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$43,439	$37,879
Revolving line of credit	49,000	30,000
Mortgages payable	1,038,717	993,803
Other	6,326	8,404
TOTAL LIABILITIES	1,137,482	1,070,086
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	0	987
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2012 and April 30, 2011, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 85,743,308 shares issued and outstanding at January 31, 2012, and 80,523,265 shares issued and outstanding at April 30, 2011)	657,304	621,936
Accumulated distributions in excess of net income	(269,942)	(237,563)
Total Investors Real Estate Trust shareholders’ equity	414,679	411,690
Noncontrolling interests – Operating Partnership (19,596,222 units at January 31, 2012 and 20,067,350 units at April 30, 2011)	114,852	123,627
Noncontrolling interests – consolidated real estate entities	10,631	8,973
Total equity	540,162	544,290
TOTAL LIABILITIES AND EQUITY	$1,677,644	$1,615,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and nine months ended January 31, 2012 and 2011

	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2012	2011	2012	2011
REVENUE
Real estate rentals	$50,318	$47,792	$148,981	$143,333
Tenant reimbursement	10,705	12,354	32,301	34,785
TOTAL REVENUE	61,023	60,146	181,282	178,118
EXPENSES
Depreciation/amortization related to real estate investments	14,359	13,892	42,710	41,573
Utilities	4,526	4,775	13,424	13,184
Maintenance	6,395	8,358	20,185	22,001
Real estate taxes	8,049	7,780	23,528	23,068
Insurance	890	646	2,552	1,866
Property management expenses	4,989	5,474	15,836	15,525
Administrative expenses	1,493	1,716	5,356	5,055
Advisory and trustee services	166	134	588	482
Other expenses	359	441	1,509	1,357
Amortization related to non-real estate investments	903	689	2,395	1,978
Impairment of real estate investments	135	0	135	0
TOTAL EXPENSES	42,264	43,905	128,218	126,089
Interest expense	(16,533)	(15,868)	(48,756)	(48,335)
Interest income	25	75	115	194
Other income	270	32	546	217
Income from continuing operations	2,521	480	4,969	4,105
Income from discontinued operations	0	14,108	616	19,936
NET INCOME	2,521	14,588	5,585	24,041
Net income attributable to noncontrolling interests – Operating Partnership	(351)	(2,793)	(723)	(4,485)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(43)	38	(29)	82
Net income attributable to Investors Real Estate Trust	2,127	11,833	4,833	19,638
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,534	$11,240	$3,054	$17,859
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	.02	.00	.03	.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.14	.01	.20
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.02	$.14	$.04	$.23
DIVIDENDS PER COMMON SHARE	$.1300	$.1715	$.4315	$.5145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the nine months ended January 31, 2012 and 2011

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$145,592	$555,115
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					19,638	4,408	24,046
Distributions – common shares and units					(40,131)	(10,365)	(50,496)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment and share purchase plan			1,212	10,130			10,130
Shares issued			1,999	16,637			16,637
Partnership units issued						3,252	3,252
Redemption of units for common shares			831	6,007		(6,007)	0
Adjustments to redeemable noncontrolling interests				570			570
Other			(1)	(261)		(1,164)	(1,425)
Balance January 31, 2011	1,150	$27,317	79,846	$616,701	$(223,684)	$135,716	$556,050

Balance April 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					4,833	740	5,573
Distributions – common shares and units					(35,433)	(8,513)	(43,946)
Distributions – preferred shares					(1,779)		(1,779)
Distribution reinvestment and share purchase plan			3,992	28,831			28,831
Shares issued			471	3,413			3,413
Partnership units issued						2,469	2,469
Redemption of units for common shares			759	3,454		(3,454)	0
Other			(2)	(330)		1,641	1,311
Balance January 31, 2012	1,150	$27,317	85,743	$657,304	$(269,942)	$125,483	$540,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2012 and 2011

	(in thousands)
	Nine Months Ended January 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,585	$24,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,328	45,951
Gain on sale of real estate, land and other investments	(589)	(19,365)
Impairment of real estate investments	135	0
Bad debt expense	771	487
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(3,370)	(1,441)
Decrease (increase) in accounts receivable	946	(4,033)
Increase in prepaid and other assets	(1,756)	(1,663)
(Increase) decrease in tax, insurance and other escrow	(901)	630
Increase in deferred charges and leasing costs	(5,480)	(5,015)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	2,759	(1,208)
Net cash provided by operating activities	44,428	38,384
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	1,640	2,297
Payments for real estate deposits	(1,889)	(2,035)
Principal proceeds on mortgage loans receivable	159	1
(Increase) decrease in other investments	(8)	95
Decrease in lender holdbacks for improvements	5,056	968
Increase in lender holdbacks for improvements	(315)	(10,764)
Proceeds from sale of real estate – discontinued operations	2,088	81,539
Proceeds from sale of real estate and other investments	438	0
Insurance proceeds received	5,644	329
Payments for acquisitions and improvements of real estate investments	(101,791)	(55,437)
Net cash (used) provided by investing activities	(88,978)	16,993
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	84,195	97,654
Principal payments on mortgages payable	(53,661)	(160,632)
Principal payments on revolving line of credit and other debt	(60)	(25,650)
Proceeds from revolving line of credit and other debt	24,227	36,300
Proceeds from sale of common shares, net of issue costs	2,970	16,384
Proceeds from sale of common shares under distribution reinvestment and share purchase program	20,778	1,774
Repurchase of fractional shares and partnership units	(13)	(10)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(1,289)	(425)
Distributions paid to common shareholders, net of reinvestment of $7,548 and $7,831, respectively	(27,885)	(32,300)
Distributions paid to preferred shareholders	(1,779)	(1,779)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $504 and $525, respectively	(8,009)	(9,840)
Distributions paid to noncontrolling interests – consolidated real estate entities	(586)	(737)
Distributions paid to redeemable noncontrolling interests – consolidated real estate entities	(27)	0
Net cash provided (used) by financing activities	38,861	(79,261)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,689)	(23,884)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	41,191	54,791
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,502	$30,907

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2012 and 2011

	(in thousands)
	Nine Months Ended January 31
	2012	2011
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$7,548	$7,831
Operating partnership distribution reinvestment plan	504	525
Operating partnership units converted to shares	3,454	6,007
Real estate investment acquired through the issuance of operating partnership units	2,469	3,252
Real estate investment acquired through assumption of indebtedness and accrued costs	7,190	4,288
Adjustments to accounts payable included within real estate investments	(3,244)	(1,421)
Noncontrolling partnership interest	2,227	0
Fair value adjustments to redeemable noncontrolling interests	35	(570)
Involuntary conversion of assets due to flood damage	2,638	0
Construction debt reclassified to mortgages payable	7,190	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	45,321	48,340
Interest other	2,098	892
	$47,419	$49,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2012 and 2011

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Michigan, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of January 31, 2012, IRET owned 81 multi-family residential properties with 8,921 apartment units and 184 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.3 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 81.4% and 80.1%, respectively, as of January 31, 2012 and April 30, 2011. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for annual and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the nine months ended January 31, 2012, the Company incurred a loss of approximately $128,000 due to impairment of a retail property located in Kentwood, Michigan. The impairment was based on receipt of a market offer to purchase and the Company’s intention to dispose of the property (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2012). A related impairment of $7,000 was recorded to write-off goodwill assigned to the Kentwood property. During the nine months ended January 31, 2011, the Company incurred no losses due to impairment.

COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2012, the Company’s compensating balances consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000, and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the $633,000 in Other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than three years and the Company intends to hold them to maturity.

The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of constructions costs or tenant improvements, and additionally has two construction loans (for the Company’s Trinity build-to-suit project and Jamestown Theater expansion project) under which the lender held back a portion of the loan proceeds for release against specified construction milestones. The decrease of $5.1 million in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2012 is due primarily to the release of loan proceeds to the Company upon completion of these construction milestones and tenant improvement projects.

IDENTIFIED INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the nine months ended January 31, 2012 and 2011, respectively, the Company added approximately $3.7 million and $6.5 million of new intangible assets. The Company added no new intangible liabilities in the nine months ended January 31, 2012 and $32,000 of new intangible liabilities in the nine months ended January 31, 2011. The weighted average lives of the intangible assets and intangible liabilities acquired in the nine months ended January 31, 2012 and 2011 are 10.0 years and  9.5 years, respectively. The estimated fair values of intangible assets acquired in the nine months ended January 31, 2012 are provisional and are based on the information that was available as of the filing of the Company’s Form 10-Q. The Company will continue to evaluate the purchase price allocation as better information becomes available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition dates. Amortization of intangibles related to above or below-market leases is recorded in Real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in Depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company’s identified intangible assets and intangible liabilities at January 31, 2012 and April 30, 2011 were as follows:

	(in thousands)
	January 31, 2012	April 30, 2011
Identified intangible assets (included in intangible assets):
Gross carrying amount	$95,729	$91,986
Accumulated amortization	(46,674)	(42,154)
Net carrying amount	$49,055	$49,832

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,104	$1,104
Accumulated amortization	(954)	(900)
Net carrying amount	$150	$204

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(8,000) and $(19,000) for the three months ended January, 31 2012 and 2011, respectively, and $(40,000) and $(36,000) for the nine months ended January 31, 2012 and 2011. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2013	$32
2014	35
2015	18
2016	14
2017	6

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.2 million and $1.7 million for the three months ended January 31, 2012 and 2011, respectively, and $4.4 million and $5.5 million for the nine months ended January 31, 2012 and 2011. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2013	$4,921
2014	4,515
2015	4,158
2016	3,940
2017	3,471

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book value as of January 31, 2012 and April 30, 2011 was $1.1 million. The annual review at April 30, 2011 indicated no impairment to goodwill. At January 31, 2012, the impairment of a Kentwood, Michigan, retail property indicated that goodwill assigned to the property was also impaired. Accordingly, an approximately $7,000 impairment to goodwill was recognized.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations of a property that has either been disposed of or is classified as held for sale and the related gains or losses, and as a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information.  During the first and third quarters of fiscal year 2012 the Company had no real estate dispositions. During the second quarter of fiscal year 2012, the Company sold a small retail property in Livingston, Montana. During fiscal year 2011, the Company sold four apartment complexes, one industrial property, one retail property and a patio home. The results of operations for these properties are included in discontinued operations in the condensed consolidated statements of operations.

TAXABLE REIT SUBSIDIARY

During the third quarter of fiscal year 2012, the Company sold its wholly-owned taxable REIT subsidiary, LSREF Golden Ops 14 (WY), LLC (“LSREF Golden Ops”), to the owner of Edgewood Vista Senior Living Inc., the manager of the Company’s portfolio of Edgewood assisted living facilities and of the Company’s Wyoming assisted living facilities. LSREF Golden Ops is the tenant in the Company’s Wyoming assisted living facilities. The Company sold this entity to restructure its assisted living portfolio following its acquisition of a portfolio of seven senior housing projects in Idaho and an assisted living facility in Minot, North Dakota. Following the sale of this entity, the Company’s revenue from its Wyoming assisted living portfolio will be received solely as rent under the lease agreement with LSREF Golden Ops, and property management expenses will be paid by LSREF Golden Ops as the tenant, and accordingly will not be included in the Property management expenses category of the Company’s financial statements.

INVOLUNTARY CONVERSION OF ASSETS

As we have previously reported, Minot, North Dakota, where our corporate headquarters is located, experienced significant flooding in June 2011, resulting in extensive damage to our Arrowhead Shopping Center and Chateau Apartments property, which consists of two 32-unit buildings.  Additionally, on February 22, 2012, one of the buildings of our Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire. We expect to rebuild the destroyed building but have no firm estimates at this time for costs or expected completion date of such rebuilding. The property is insured and we currently expect our losses to be covered under our insurance policy, subject to a deductible of $200,000. The remaining units in our Chateau Apartments property are expected to be available for leasing in the first quarter of fiscal year 2013. Arrowhead Shopping Center is currently in various stages of re-leasing.  Costs related to clean-up, redevelopment and loss of rents for our Arrowhead Shopping Center and Chateau Apartments from the June 2011 flood are being reimbursed to the Company by our insurance carrier, less the Company’s deductible of $200,000 under the policy.  As of January 31, 2012, the Company had received $5.3 million of insurance proceeds for flood clean-up costs and redevelopment and approximately $246,000 reimbursement for business interruption (loss of rents); additional reimbursement for business interruption in an amount totaling $328,000 is expected to be added back as income to the extent that insurance proceeds are received and gain contingencies are resolved, in accordance with U.S. GAAP.  In regard to its Arrowhead Shopping Center, the  Company currently estimates that a gain on involuntary conversion of approximately $1.7 million will be reported in a future quarter, once all flood-related costs have been reimbursed; however, this number is an estimate only and is subject to revision as reimbursements are received and recognized. The Company is currently unable to estimate whether and to what extent there may be a gain or loss on involuntary conversion due to the recent Chateau Apartments fire.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.   The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended January 31, 2012 and 2011:

	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2012	2011	2012	2011
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$2,127	$534	$4,337	$3,691
Income from discontinued operations – Investors Real Estate Trust	0	11,299	496	15,947
Net income attributable to Investors Real Estate Trust	2,127	11,833	4,833	19,638
Dividends to preferred shareholders	(593)	(593)	(1,779)	(1,779)
Numerator for basic earnings per share – net income available to common shareholders	1,534	11,240	3,054	17,859
Noncontrolling interests – Operating Partnership	351	2,793	723	4,485
Numerator for diluted earnings per share	$1,885	$14,033	$3,777	$22,344
DENOMINATOR
Denominator for basic earnings per share weighted average shares	84,339	79,398	82,424	78,140
Effect of convertible operating partnership units	19,596	19,957	19,752	20,171
Denominator for diluted earnings per share	103,935	99,355	102,176	98,311
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.02	$.00	$.03	$.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.14	.01	.20
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.02	$.14	$.04	$.23

NOTE 4 • EQUITY

The Company has a currently-effective shelf registration statement under which it has registered common and preferred shares of beneficial interest with an aggregate public offering price of up to $150.0 million. On January 20, 2012, the Company entered into a continuous equity offering program under this shelf registration statement with BMO Capital Markets Corp. (“BMO”) as sales agent, pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $100.0 million. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by IRET. During the third quarter of fiscal year 2012, IRET issued approximately 366,000 common shares under this program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.7 million. During the third quarter of fiscal year 2011, IRET sold no shares under its previous continuous equity offering program with Robert W. Baird & Co., Incorporated as sales agent. The shelf registration statement under which the Company had reserved shares for issuance under this previous continuous equity offering program expired at the end of its three-year life during the second quarter of fiscal year 2012.

During the nine months ended January 31, 2012 and 2011, respectively, approximately 759,000 Units and 831,000 Units were converted to common shares, with a total value of approximately $3.5 million and $6.0 million included in equity. Approximately 52,000 common shares and 15,000 shares were issued under the Company’s 401(k) plan during the nine months ended January 31, 2012 and 2011, respectively, with a total value of approximately $372,000 and $125,000 included in equity. Under the Company’s Distribution Reinvestment and Share Purchase Plan, approximately 4.0 million common shares and 1.2 million common shares were issued during the nine months ended January 31, 2012 and 2011, respectively, with a total value of $28.8 million and $10.1 million included in equity.

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

IRET measures the performance of its segments based on net operating income (“NOI”), which the Company defines as total real estate revenues less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance and property management expenses). IRET believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The revenues and net operating income for these reportable segments are summarized as follows for the three and nine month periods ended January 31, 2012 and 2011, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended January 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,836	$18,541	$16,609	$3,596	$3,441	$61,023
Real estate expenses	8,668	8,695	5,220	1,078	1,188	24,849
Net operating income	$10,168	$9,846	$11,389	$2,518	$2,253	36,174
Depreciation/amortization						(15,262)
Administrative, advisory and trustee services						(1,659)
Other expenses						(359)
Impairment of real estate investments						(135)
Interest expense						(16,533)
Interest and other income						295
Income from continuing operations						2,521
Income from discontinued operations						0
Net income						$2,521

	(in thousands)
Three Months Ended January 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$16,884	$19,343	$16,993	$3,349	$3,577	$60,146
Real estate expenses	8,903	9,507	5,894	1,203	1,526	27,033
Net operating income	$7,981	$9,836	$11,099	$2,146	$2,051	33,113
Depreciation/amortization						(14,581)
Administrative, advisory and trustee services						(1,850)
Other expenses						(441)
Interest expense						(15,868)
Interest and other income						107
Income from continuing operations						480
Income from discontinued operations						14,108
Net income						$14,588

	(in thousands)
Nine Months Ended January 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$54,699	$55,723	$50,299	$10,597	$9,964	$181,282
Real estate expenses	25,791	26,451	16,709	3,178	3,396	75,525
Net operating income	$28,908	$29,272	$33,590	$7,419	$6,568	105,757
Depreciation/amortization						(45,105)
Administrative, advisory and trustee services						(5,944)
Other expenses						(1,509)
Impairment of real estate investments						(135)
Interest expense						(48,756)
Interest and other income						661
Income from continuing operations						4,969
Income from discontinued operations						616
Net income						$5,585

	(in thousands)
Nine Months Ended January 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$49,596	$58,839	$49,547	$9,890	$10,246	$178,118
Real estate expenses	25,247	27,082	16,563	3,123	3,629	75,644
Net operating income	$24,349	$31,757	$32,984	$6,767	$6,617	102,474
Depreciation/amortization						(43,551)
Administrative, advisory and trustee services						(5,537)
Other expenses						(1,357)
Interest expense						(48,335)
Interest and other income						411
Income from continuing operations						4,105
Income from discontinued operations						19,936
Net income						$24,041

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of January 31, 2012, and April 30, 2011, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of January 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$516,135	$603,315	$493,703	$118,767	$129,401	$1,861,321
Less accumulated depreciation	(127,797)	(117,237)	(75,244)	(20,007)	(23,905)	(364,190)
Total property owned	$388,338	$486,078	$418,459	$98,760	$105,496	1,497,131
Cash and cash equivalents						35,502
Other investments						633
Receivables and other assets						115,707
Development in progress						22,281
Unimproved land						6,390
Total Assets						$1,677,644

	(in thousands)
As of April 30, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$484,815	$595,491	$447,831	$117,602	$125,059	$1,770,798
Less accumulated depreciation	(117,718)	(104,650)	(65,367)	(17,713)	(23,504)	(328,952)
Total property owned	$367,097	$490,841	$382,464	$99,889	$101,555	1,441,846
Cash and cash equivalents						41,191
Other investments						625
Receivables and other assets						115,302
Development in progress						9,693
Unimproved land						6,550
Mortgage loans receivable, net of allowance						156
Total Assets						$1,615,363

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

Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of January 31, 2012, the total property cost of the 36 properties subject to purchase options was approximately $244.3 million, and the total gross rental revenue from these properties was approximately $14.7 million for the nine months ended January 31, 2012.

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

Restrictions on Taxable Dispositions. Approximately 110 of IRET’s properties, consisting of approximately 6.1 million square feet of the Company’s combined commercial segments’ properties and 4,017 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $787.2 million at January 31, 2012. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of UPREIT Units.  The limited partnership units (“UPREIT Units”) of the Company’s operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company’s common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of January 31, 2012 and 2011, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $144.7 million and $179.2 million, respectively.

Joint Venture Buy/Sell Options. Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners’ interests. During the third quarter of fiscal year 2012, IRET acquired, in an equity transaction for $1.3 million, its joint venture partner’s interest in the Company’s only joint venture which allowed IRET’s unaffiliated partner, at its election, to require that IRET buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. The entity will continue to be consolidated in IRET’s financial statements. The Company currently has no joint ventures in which its joint venture partner can require the Company to buy the partner’s interest.

Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of January 31, 2012, the Company is committed to fund approximately $10.1 million in tenant improvements, within approximately the next 12 months.

Development, Expansion and Renovation Projects. As of January 31, 2012, the Company had several development, expansion and renovation projects underway or recently completed, the costs for which have been capitalized, as follows:

Multi-Family Conversion, Minot, North Dakota:  The Company is converting an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 20-unit multi-family residential property, for an estimated total cost of $2.9 million and a projected completion date in the second quarter of fiscal year 2013. As of January 31, 2012, the Company had incurred approximately $330,000 of these project costs. Work on this project had been temporarily postponed as Company employees and other resources were directed to the supervision of repairs at Company properties damaged by the extensive summer 2011 flooding in Minot, North Dakota, but planning for this conversion project has now resumed.

Senior Housing Memory Care and Assisted Living Units, Casper, Wyoming:  During the third quarter of fiscal year 2012, the Company substantially completed construction of an additional approximately 28 assisted living units and 16 memory care units at its existing Meadow Wind senior housing facility in Casper, Wyoming. The Company estimates that construction costs for this expansion project will total approximately $4.7 million. As of January 31, 2012, the Company had incurred approximately $3.8 million of these project costs.

Quarry Ridge Apartment Homes, Rochester, Minnesota: In June 2011, the Company commenced construction on an approximately 159-unit apartment project in Rochester, Minnesota, located adjacent to its existing Quarry Ridge Apartment Homes. The Company currently estimates that construction costs (excluding the value of the land) will total approximately $17.3 million, and that the project will be completed approximately 14 months from the start of construction. As of January 31, 2012, the Company had incurred approximately $8.1 million of the estimated construction costs.

Williston Apartments, Williston, North Dakota:  During the second quarter of fiscal year 2012, the Company formed a joint venture to construct a 144-unit multi-family residential property in Williston, North Dakota.  Construction commenced in August 2011, and the Company currently estimates that the project will be completed by July 2012 at a total cost to the joint venture entity of approximately $19.5 million, including the value of the land. The Company is the majority member of the joint venture, with a 60% interest; the remaining 40% interest is held by the Company’s joint venture partner, a Minnesota limited liability company formed by a developer and a construction company based in St. Cloud, Minnesota. The Company’s cash contribution to the project is approximately $3.3 million; the Company’s joint venture partner contributed project planning and development services and the land for the project, which together were valued at $2.2 million. The remainder of the project cost is being financed with a construction loan from First International Bank & Trust. As of January 31, 2012, the joint venture entity had incurred approximately $8.6 million of the estimated project costs.

Senior Housing Memory Care and Assisted Living Units, Laramie, Wyoming:  During the second quarter of fiscal year 2012, the Company entered into a contract for the construction of an additional 29 assisted living units at its existing 48-unit Spring Wind senior housing facility in Laramie, Wyoming, and for the conversion of an existing 16 units at the facility to memory care units, for a total, following project completion, of 61 assisted living units and 16 memory care units.  The Company estimates that the construction costs for this expansion project will total approximately $3.8 million and that the project will be completed in the first quarter of fiscal year 2013.  As of January 31, 2012, the Company had incurred approximately $1.4 million of these project costs.

Industrial-Office Build-to-Suit, Minot, North Dakota:  During the second quarter of fiscal year 2012, the Company entered into a 10-year, fully net lease with a provider of production enhancement services to the oil and gas industry, to construct and then lease an approximately 28,000 square foot industrial building to be located in Minot, North Dakota on an approximately 9.6-acre parcel of vacant land. Construction began in October 2011, with completion estimated in the summer of 2012.  Total construction costs are currently estimated at $5.8 million (including the cost of the land), subject to tenant requested changes. As of January 31, 2012, the Company had incurred approximately $1.0 million of these estimated construction costs.

Construction interest capitalized for the three month periods ended January 31, 2012 and 2011, respectively, was approximately $116,000 and $26,000 for development projects completed and in progress. Construction interest capitalized for the nine month periods ended January 31, 2012 and 2011, respectively, was approximately $230,000 and $58,000 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the first and third quarters of fiscal year 2012 the Company had no real estate dispositions. During the second quarter of fiscal year 2012, the Company sold a small retail property in Livingston, Montana. During fiscal year 2011, the Company sold four apartment complexes, one industrial property, one retail property and a patio home. See Note 8 for additional information on the properties sold during the nine months ended January 31, 2012 and 2011. There were no properties held for sale as of January 31, 2012 or 2011. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months ended January 31, 2011 and the nine months ended January 31, 2012 and 2011:

	Three Months Ended January 31	Nine Months Ended January 31
	(in thousands)
	2011	2012	2011
REVENUE
Real estate rentals	$304	$57	$6,066
Tenant reimbursement	0	0	36
TOTAL REVENUE	304	57	6,102
EXPENSES
Depreciation/amortization related to real estate investments	51	8	1,172
Utilities	60	0	558
Maintenance	74	0	708
Real estate taxes	16	0	638
Insurance	0	0	110
Property management expenses	105	2	853
Other expenses	0	0	1
Amortization related to non-real estate investments	0	0	4
TOTAL EXPENSES	306	10	4,044
Interest expense	149	(20)	(1,492)
Interest income	0	0	5
Income from discontinued operations before gain on sale	147	27	571
Gain on sale of discontinued operations	13,961	589	19,365
INCOME FROM DISCONTINUED OPERATIONS	$14,108	$616	$19,936

NOTE 8 • ACQUISITIONS AND DISPOSITIONS

PROPERTY ACQUISITIONS

During the third quarter of fiscal year 2012, the Company closed on its acquisition of a 36-unit multi-family residential property in Isanti, Minnesota, on approximately 1.7 acres of land, and an adjoining 4.9 acre parcel of vacant land, for a purchase price of approximately $3.5 million, of which $3.0 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $495,000. This property is located next to the Company’s existing 36-unit Evergreen Apartments in Isanti, Minnesota. Also during the third quarter of fiscal year 2012, the Company substantially completed construction of an additional approximately 28 assisted living units and 16 memory care units at its existing Meadow Wind senior housing facility in Casper, Wyoming. The Company estimates that construction costs for this expansion project will total approximately $4.7 million. As of January 31, 2012, the Company had incurred approximately $3.8 million of these project costs.

The estimated fair values of land, building and intangible assets acquired are provisional and are based on the information that was available as of the filing of the Company’s Form 10-Q.   The Company  will continue to evaluate the purchase price allocation as better information becomes available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date. The Company expensed approximately $40,000 and $85,000 of transaction costs related to acquisitions in the three months ended January 31, 2012 and 2011, respectively, and approximately $466,000 and $142,000 in the nine months ended January 31, 2012 and 2011, respectively. The Company’s acquisitions and development projects placed in service during the nine months ended January 31, 2012 and 2011 are detailed below:

Nine Months Ended January 31, 2012

		(in thousands)
Acquisitions and Development Projects Placed in Service	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
147 unit - Regency Park Estates - St. Cloud, MN	8/1/11	$702	$10,198	$0	$10,900
50 unit - Cottage West Twin Homes - Sioux Falls, SD	10/12/11	968	3,762	0	4,730
24 unit - Gables Townhomes - Sioux Falls, SD	10/12/11	349	1,921	0	2,270
36 unit - Evergreen II - Isanti, MN	11/1/11	701	2,774	0	3,475
		2,720	18,655	0	21,375

Commercial Medical
17,273 sq. ft Spring Creek American Falls - American Falls, ID	9/1/11	137	3,409	524	4,070
15,571 sq. ft Spring Creek Soda Springs - Soda Springs, ID	9/1/11	66	2,122	42	2,230
15,559 sq. ft Spring Creek Eagle - Eagle, ID	9/1/11	250	3,191	659	4,100
31,820 sq. ft Spring Creek Meridian - Meridian, ID	9/1/11	428	5,499	1,323	7,250
26,605 sq. ft Spring Creek Overland - Boise, ID	9/1/11	656	5,001	1,068	6,725
16,311 sq. ft Spring Creek Boise - Boise, ID	9/1/11	711	4,236	128	5,075
26,605 sq. ft Spring Creek Ustick - Meridian, ID	9/1/11	467	3,833	0	4,300
Meadow Wind Land - Casper, WY	9/1/11	50	0	0	50
24,795 sq. ft Trinity at Plaza 16 - Minot, ND1	9/23/11	0	5,562	0	5,562
3,431 sq. ft Edina 6525 Drew Ave S - Edina, MN	10/13/11	388	117	0	505
22,193 sq. ft Meadow Winds Addition - Casper, WY2	12/30/11	0	3,840	0	3,840
		3,153	36,810	3,744	43,707

Commercial Retail
19,037 sq. ft. Jamestown Buffalo Mall - Jamestown, ND3	6/15/11	0	822	0	822

Unimproved Land
Industrial-Office Build-to-Suit - Minot, ND	9/7/11	416	0	0	416

Total Property Acquisitions		$6,289	$56,287	$3,744	$66,320

(1)	Development property placed in service September 23, 2011. Additional costs paid in fiscal year 2011 totaled $3.3 million, for a total project cost at January 31, 2012 of $8.8 million.
(2)	Expansion project placed in service December 30, 2011.
(3)	Construction project placed in service June 15, 2011. Additional costs paid in fiscal year 2011 totaled $1.4 million, for a total project cost at January 31, 2012 of $2.3 million.

Nine Months Ended January 31, 2011

		(in thousands)
Acquisitions and Development Projects Placed in Service	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Commercial Office
58,574 sq. ft. Omaha 10802 Farnam Dr - Omaha, NE	12/16/10	$2,462	$4,374	$1,459	$8,295

Commercial Medical
14,705 sq. ft. Billings 2300 Grant Road - Billings, MT	7/15/10	649	1,216	657	2,522
14,640 sq. ft. Missoula 3050 Great Northern - Missoula, MT	7/15/10	640	1,331	752	2,723
108,503 sq. ft. Edgewood Vista Minot - Minot, ND	11/10/10	1,046	11,590	2,545	15,181
23,965 sq. ft. Edgewood Vista Spearfish Expansion - Spearfish, SD1	1/10/11	0	2,280	0	2,280
		2,335	16,417	3,954	22,706

Commercial Industrial
42,244 sq. ft. Fargo 1320 45th St N - Fargo, ND2	6/22/10	0	1,634	0	1,634

Commercial Retail
47,709 sq. ft. Minot 1400 31st Ave - Minot, ND	12/10/10	1,026	6,143	1,081	8,250

Total Property Acquisitions		$5,823	$28,568	$6,494	$40,885

(1)	Expansion project placed in service January 10, 2011.
(2)	Development property placed in service June 22, 2010. Additional costs incurred in fiscal year 2010 totaled $2.3 million, for a total project cost at January 31, 2011 of $3.9 million.

PROPERTY DISPOSITIONS

The Company had no real estate dispositions in the third quarter of fiscal year 2012. The following table details the Company’s dispositions during the nine months ended January 31, 2012 and 2011:

Nine Months Ended January 31, 2012

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

Of the mortgages payable, the balances of fixed rate mortgages totaled $1.0 billion at January 31, 2012 and $992.3 million at April 30, 2011. The balances of variable rate mortgages totaled $10.5 million and $1.5 million as of January 31, 2012 and April 30, 2011, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of January 31, 2012, the weighted average rate of interest on the Company’s mortgage debt was 5.84%, compared to 5.92% on April 30, 2011. The aggregate amount of required future principal payments on mortgages payable as of January 31, 2012, is as follows:

Year Ended April 30,	(in thousands)
2012 (remainder)	$13,417
2013	51,724
2014	66,024
2015	106,207
2016	86,182
Thereafter	715,163
Total payments	$1,038,717

The Company’s revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of January 31, 2012, lending commitments of $60.0 million.  As of January 31, 2012, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of January 31, 2012 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.65% and a minimum outstanding principal balance requirement of $10.0 million, and as of January 31, 2012, the Company had borrowed $49.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which

$1.5 million is to be held in a non-interest bearing account. As of January 31, 2012, the Company believes it is in compliance with the facility covenants.

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

The estimated fair values of the Company’s financial instruments as of January 31, 2012 and April 30, 2011, are as follows:

	(in thousands)
	January 31, 2012		April 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$0	$0	$156	$156
Cash and cash equivalents	35,502	35,502	41,191	41,191
Other investments	633	633	625	625
FINANCIAL LIABILITIES
Other debt	6,176	6,255	8,200	7,279
Line of credit	49,000	49,000	30,000	30,000
Mortgages payable	1,038,717	1,086,940	993,803	1,013,713

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our consolidated balance sheets. The Company acquired this interest from its joint venture partner in the third quarter of fiscal year 2012, and, following this acquisition, currently has no redeemable noncontrolling interests in consolidated real estate entities. As of January 31, 2012 and April 30, 2011, the estimated redemption value of the redeemable noncontrolling interests was $0 and $987,000, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2010	$1,812
Net loss	(5)
Distributions	0
Mark-to-market adjustments	(570)
Balance at January 31, 2011	$1,237

(in thousands)
Balance at April 30, 2011	$987
Net income	12
Distributions	(27)
Mark-to-market adjustments	35
Acquisition of joint venture partner’s interest	(1,007)
Balance at January 31, 2012	$0

NOTE 12 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions.  On March 7, 2012, the Company’s Board of Trustees declared a regular quarterly distribution of 13.00 cents per share and unit on the Company’s common shares of beneficial interest and the limited partnership units of IRET Properties, payable April 2, 2012 to common shareholders and unitholders of record on March 19, 2012.  Also on March 7, 2012, the Company’s Board of Trustees declared a distribution of 51.56 cents per share on the Company’s preferred shares of beneficial interest, payable April 2, 2012 to preferred shareholders of record on March 19, 2012.

Completed Acquisition.  Subsequent to the end of the third quarter of fiscal year 2012, on February 16, 2012, the Company closed on its acquisition of the Grand Gateway Apartments, a 116-unit multi-family residential property located in St. Cloud, Minnesota, for a purchase price of $7.9 million, of which approximately $3.4 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at approximately $4.5 million. A limited partnership of which Stephen Stenehjem, a trustee of the Company, is the general partner, was one of six investors in this property prior to its acquisition by the Company, and the Company’s purchase of the property resulted in the issuance to this limited partnership of UPREIT units of the Operating Partnership valued at approximately $1.0 million. As required under the Company’s Related Party Transactions policy and Declaration of Trust, the transaction was approved by the Company’s Audit Committee and by the independent trustees of the Company, without the participation of Mr. Stenehjem. As a result of this transaction with the Company, the Board of Trustees has determined that Mr. Stenehjem is no longer eligible to be considered an independent trustee under the listing standards of the NASDAQ stock exchange.  Mr. Stenehjem remains on the Company’s Board as a trustee but has resigned as a member of the Company’s Audit Committee.  The Company continues to have a majority of independent trustees on its Board, and three independent trustees on its Audit Committee, and accordingly remains in compliance with these requirements of the listing standards of the NASDAQ stock exchange.

Pending Acquisitions.  The Company has signed purchase agreements for the acquisition of the following properties (these pending acquisitions are subject to various closing conditions, and accordingly no assurances can be given that these transactions will be completed): two multi-family residential projects in Grand Forks, North Dakota, with a total of 84 units, for a purchase price totaling approximately $8.3 million, of which approximately $1.1 million would be paid through the issuance of limited partnership units of the Operating Partnership, with the remainder paid in cash; and a 44 building, 308-unit multi-family residential complex in Topeka, Kansas, for a price totaling approximately $17.7 million, of which $5.2 million would be paid in cash, with the remainder consisting of the assumption of existing mortgage debt on the property.

Jamestown, North Dakota Joint Venture.  Subsequent to the end of the third quarter of fiscal year 2012, on February 10, 2012, the Company formed a joint venture entity to develop an approximately 45,000 square foot medical office building in Jamestown, North Dakota on approximately 4.98 acres of land to be leased under a prepaid ground lease with an initial term of 79 years. The medical office building would be connected to the recently-built Jamestown Regional Medical Center.  The Company’s joint venture partner in this development project will be an investment group based in Minneapolis, Minnesota. The estimated total project cost for construction of the medical office building is approximately $9.2 million (including the prepaid ground lease), with IRET expected to invest approximately $1.5 million for a 51.0% share in the joint venture. Construction is currently expected to commence in the fourth quarter of fiscal year 2012, and conclude in the third quarter of fiscal year 2013. Construction financing of approximately $6.2 million is being offered by Wells Fargo Bank, NA and this loan is expected to close in the fourth quarter of fiscal year 2012.  IRET will provide management services for this development. This joint venture development project is subject to continued negotiation and various closing conditions, and accordingly no assurances can be given that the project will be completed on the terms summarized above, or at all.

Chateau Apartments Fire.  On February 22, 2012, one of the two buildings of our Chateau Apartments property in Minot, North Dakota, was destroyed by fire. The building had been undergoing restoration following the significant flooding in Minot in June 2011. None of the units in either of the Chateau Apartments buildings were occupied at the time of the fire. We expect to rebuild the destroyed building but have no firm estimates at this time for the cost or expected completion date of such rebuilding. The property is insured and we currently expect our losses to be covered under our insurance policy, subject to a deductible of $200,000. The remaining units in the other building of our Chateau Apartments property are expected to be available for leasing in the first quarter of fiscal year 2013.

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

Overview. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2012, our real estate portfolio consisted of 81 multi-family residential properties containing 8,921 apartment units and having a total real estate investment amount net of accumulated depreciation of $388.3 million, and 184 commercial properties containing approximately 12.3 million square feet of leasable space. Our commercial properties consist of:

•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $486.1 million;

•
65 commercial medical properties (including senior housing) containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $418.4 million;

•
19 commercial industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $98.8 million; and

•	32 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $105.5 million.

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

Physical occupancy as of January 31, 2012 compared to January 31, 2011 increased in three of our five reportable segments, decreasing in our commercial office and commercial medical segments, on a stabilized basis and an all-property basis. Stabilized properties are properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from the stabilized property category), and, in the case of development or re-development properties, which have achieved a target level of occupancy. Our overall level of tenant concessions decreased in the three month period ended January 31, 2012, compared to the three months ended January 31, 2011 and increased in the nine month period ended January 31, 2012, compared to the nine months ended January 31, 2011.

We continue to experience lower revenues and decreased occupancy levels in our commercial office segment in comparison with the year-earlier period, which we believe reflects the continuing challenging and uncertain economic conditions in certain of our markets, despite some signs of economic recovery and renewed commercial leasing interest. Our multi-family residential portfolio continues to improve in occupancy and real estate revenue compared to the year-earlier period, although physical occupancy declined in the third quarter of fiscal year 2012 compared to the immediately preceding quarter, due to lower leasing activity in the winter months.

During the third quarter of fiscal year 2012, as discussed below in the Property Acquisitions and Dispositions section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company closed on its acquisition of a 36-unit multi-family residential property in Isanti, Minnesota, on approximately 1.7 acres of land, and an adjoining 4.9 acre parcel of vacant land. This property is located next to the Company’s existing 36-unit Evergreen Apartments in Isanti, Minnesota. During the third quarter of fiscal year 2012, the Company sold its wholly-owned taxable REIT subsidiary LSREF Golden Ops 14 (WY), LLC (“LSREF Golden Ops”), to the owner of Edgewood Vista Senior Living Inc., the manager of the Company’s portfolio of Edgewood assisted living facilities and of the Company’s Wyoming assisted living facilities. LSREF Golden Ops is the tenant in the Company’s Wyoming assisted living facilities. The Company sold this entity to restructure its assisted living portfolio following its acquisition of a portfolio of seven senior housing projects in Idaho and an assisted living facility in Minot, North Dakota.

As we have previously reported, Minot, North Dakota, where our corporate headquarters is located, experienced significant flooding in June 2011, resulting in extensive damage to our Arrowhead Shopping Center and Chateau Apartments property, which consists of two 32-unit buildings.  Additionally, on February 22, 2012, one of the buildings of our Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire. We expect to rebuild the destroyed building but have no firm estimates at this time for costs or expected completion date of such rebuilding. The property is insured and we currently expect our losses to be covered under our insurance policy, subject to a deductible of $200,000. The remaining units in our Chateau Apartments property are expected to be available for leasing in the first quarter of fiscal year 2013. Arrowhead Shopping Center is currently in various stages of re-leasing.  Costs related to clean-up, redevelopment and loss of rents for our Arrowhead Shopping Center and Chateau Apartments from the June 2011 flood are being reimbursed to the Company by our insurance carrier, less the Company’s deductible of $200,000 under the policy.  As of January 31, 2012, the Company had received $5.3 million of insurance proceeds for flood clean-up costs and redevelopment and approximately $246,000 reimbursement for business interruption (loss of rents); additional reimbursement for business interruption in an amount totaling $328,000 is expected to be added back as income to the extent that insurance proceeds are received and gain contingencies are resolved, in accordance with U.S. GAAP. In regard to its Arrowhead Shopping Center, the Company currently estimates that a gain on involuntary conversion of approximately $1.7 million will be reported in a future quarter, once all flood-related costs have been reimbursed; however, this number is an estimate only and is subject to revision as reimbursements are received and recognized. The Company is currently unable to estimate whether and to what extent there may be a gain or loss on involuntary conversion due to the recent Chateau Apartments fire.

On January 20, 2012, the Company entered into a continuous equity offering program with BMO Capital Markets Corp. as sales agent, pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $100.0 million. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by IRET. During the third quarter of fiscal year 2012, the Company issued approximately 366,000 common shares under this program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.7 million.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s critical accounting policies is included in the Company’s Form 10-K for the fiscal year ended April 30, 2011, filed with the SEC on July 14, 2011, as amended by the Current Report on

Form 8-K filed with the SEC on December 12, 2011, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended January 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

REVENUES

Revenues for the three months ended January 31, 2012 were $61.0 million compared to $60.1 million in the three months ended January 31, 2011, an increase of $877,000  or 1.5%.  Revenues for the nine months ended January 31, 2012 were $181.3 million compared to $178.1 million in the nine months ended January 31, 2011, an increase of $3.2 million or 1.8%. The increase in revenue for the three and nine months ended January 31, 2012 resulted primarily from properties acquired in Fiscal 2011 and 2012, as shown in the table below.

	(in thousands)
	Increase in Total Revenue Three Months ended January 31, 2012	Increase in Total Revenue Nine Months ended January 31, 2012
Rent in Fiscal 2012 primarily from 8 properties acquired in Fiscal 2011 in excess of that received in Fiscal 2011 from the same 8 properties	$311	$2,342
Rent in Fiscal 2012 primarily from 12 properties acquired in Fiscal 2012	1,564	2,517
Decrease in rental income on stabilized properties due to a decrease in tenant reimbursements in commercial segments related to the overall increase in commercial segments’ vacancy	(1,888)	(2,445)
Increase in straight line rent	498	1,687
Decrease (increase) in tenant concessions	392	(937)
Net increase in total revenue	$877	$3,164

The increase in revenue in the three and nine months ended January 31, 2012 compared to the same quarter in the prior fiscal year is shown by segment in the following table:

Three Months Ended January 31, 2012	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments
Non-stabilized real estate revenue	$799	$138	$888	$0	$50	$1,875
Stabilized real estate revenue	1,044	(1,135)	(1,923)	281	(155)	(1,888)
Straight line rent	0	(21)	620	3	(104)	498
Concessions	108	216	32	(37)	73	392
Total increase (decrease) in real estate revenue	$1,951	$(802)	$(383)	$247	$(136)	$877

Nine Months Ended January 31, 2012	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments
Non-stabilized real estate revenue	$1,520	$802	$2,119	$67	$351	$4,859
Stabilized real estate revenue	3,632	(3,599)	(2,639)	576	(415)	(2,445)
Straight line rent	0	134	1,188	325	40	1,687
Concessions	(49)	(454)	84	(261)	(257)	(937)
Total increase (decrease) in real estate revenue	$5,103	$(3,117)	$752	$707	$(281)	$3,164

NET OPERATING INCOME

The following tables show real estate revenues, real estate expenses and NOI by reportable operating segment for the three and nine months ended January 31, 2012 and 2011.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the condensed consolidated financial statements in this report.

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

	(in thousands)
Three Months Ended January 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$18,836	$18,541	$16,609	$3,596	$3,441	$61,023
Real estate expenses
Utilities	1,831	1,698	782	71	144	4,526
Maintenance	2,386	2,516	1,049	143	301	6,395
Real estate taxes	1,760	3,545	1,500	685	559	8,049
Insurance	436	211	131	60	52	890
Property management	2,255	725	1,758	119	132	4,989
Total expenses	$8,668	$8,695	$5,220	$1,078	$1,188	$24,849
Net operating income	$10,168	$9,846	$11,389	$2,518	$2,253	$36,174

Stabilized net operating income	$9,772	$9,670	$10,037	$2,409	$2,149	$34,037
Non-stabilized net operating income	396	176	1,352	109	104	2,137
Total net operating income	$10,168	$9,846	$11,389	$2,518	$2,253	$36,174

	(in thousands)
Three Months Ended January 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$16,884	$19,343	$16,993	$3,349	$3,577	$60,146
Real estate expenses
Utilities	1,851	1,837	812	117	158	4,775
Maintenance	2,857	3,189	1,347	308	657	8,358
Real estate taxes	1,676	3,571	1,375	626	532	7,780
Insurance	319	144	117	37	29	646
Property management	2,200	766	2,243	115	150	5,474
Total expenses	$8,903	$9,507	$5,894	$1,203	$1,526	$27,033
Net operating income	$7,981	$9,836	$11,099	$2,146	$2,051	$33,113

Stabilized net operating income	$7,981	$9,719	$10,621	$2,033	$1,973	$32,327
Non-stabilized net operating income	0	117	478	113	78	786
Total net operating income	$7,981	$9,836	$11,099	$2,146	$2,051	$33,113

	(in thousands)
Nine Months Ended January 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$54,699	$55,723	$50,299	$10,597	$9,964	$181,282
Real estate expenses
Utilities	4,805	5,850	2,408	19	342	13,424
Maintenance	7,840	7,777	3,154	536	878	20,185
Real estate taxes	5,104	10,242	4,477	2,063	1,642	23,528
Insurance	1,190	654	395	169	144	2,552
Property management	6,852	1,928	6,275	391	390	15,836
Total expenses	$25,791	$26,451	$16,709	$3,178	$3,396	$75,525
Net operating income	$28,908	$29,272	$33,590	$7,419	$6,568	$105,757

Stabilized net operating income	$28,127	$28,673	$30,834	$7,093	$6,227	$100,954
Non-stabilized net operating income	781	599	2,756	326	341	4,803
Total net operating income	$28,908	$29,272	$33,590	$7,419	$6,568	$105,757

	(in thousands)
Nine Months Ended January 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	All Segments

Real estate revenue	$49,596	$58,839	$49,547	$9,890	$10,246	$178,118
Real estate expenses
Utilities	4,586	5,630	2,404	211	353	13,184
Maintenance	8,139	8,572	3,461	587	1,242	22,001
Real estate taxes	4,894	10,453	4,279	1,907	1,535	23,068
Insurance	910	426	339	115	76	1,866
Property management	6,718	2,001	6,080	303	423	15,525
Total expenses	$25,247	$27,082	$16,563	$3,123	$3,629	$75,644
Net operating income	$24,349	$31,757	$32,984	$6,767	$6,617	$102,474

Stabilized net operating income	$24,349	$31,648	$32,358	$6,514	$6,539	$101,408
Non-stabilized net operating income	0	109	626	253	78	1,066
Total net operating income	$24,349	$31,757	$32,984	$6,767	$6,617	$102,474

FACTORS IMPACTING NET OPERATING INCOME

Real estate revenue increased slightly in the three month period ended January 31, 2012 compared to the three month period ended January 31, 2011, to $61.0 million compared to $60.1 million; however, real estate revenue increased in only two of our five reportable segments, decreasing in our commercial office, commercial medical and commercial retail segments, with lower tenant reimbursements due to increases in vacancy in our commercial office segment primarily responsible for most of the revenue decrease across these three segments. Real estate revenue increased in three of our five reportable segments in the nine month period ended January 31, 2012 compared to the nine month period ended January 31, 2011, to $181.3 million compared to $178.1 million primarily due to acquisitions in Fiscal 2011 and 2012.  Our overall level of tenant concessions decreased in the three month period ended January 31, 2012 and increased in the nine month period ended January 31, 2012 compared to the year-earlier periods.

•
Physical Occupancy.  As of January 31, 2012, physical occupancy levels on a stabilized basis and on an all property basis increased from the year earlier period in three of our five reportable segments, decreasing in our commercial office and commercial medical segments. We attribute the decrease in commercial office occupancy primarily to continued challenging economic conditions in certain of our markets, as discussed above in the Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Multi-family residential market conditions improved from the year earlier period. Physical occupancy rates on a stabilized property and all property basis for January 31, 2012, compared to the January 31, 2011, are shown below:

	Stabilized Properties		All Properties
	January 31,		January 31,
	2012	2011	2012	2011
Multi-Family Residential	93.5%	91.1%	93.2%	91.1%
Commercial Office	77.6%	79.8%	77.9%	80.1%
Commercial Medical	93.8%	95.8%	94.5%	96.1%
Commercial Industrial	94.4%	81.4%	94.5%	81.7%
Commercial Retail	87.0%	81.9%	87.5%	82.0%

•
Increased Concessions.  Our overall level of tenant concessions decreased in the three month period ended January 31, 2012 compared to the year-earlier period and increased in the nine month period ended January 31, 2012 compared to the year-earlier period. To maintain or increase physical occupancy levels at our properties, we may offer tenant incentives, generally in the form of lower or abated rents, which results in decreased revenues and income from operations at our properties. Additionally, as discussed below, in the three and nine months ended January 31, 2012, we abated rents at our Chateau Apartments and Arrowhead Shopping Center properties for tenants displaced by the flooding in Minot, North Dakota in June 2011, and those abated rents are reflected in the amounts reported in the table below. Rent concessions offered during the three and nine months ended January 31, 2012 will lower, over the lives of the respective leases, our operating revenues by approximately $1.1 million and $4.6 million, as compared to an approximately $1.5 million and $3.6 million reduction, over the lives of the respective leases, in operating revenues attributable to rent concessions offered in the three and nine months ended January 31, 2011, as shown in the table below:

	(in thousands)
	Three Months Ended January 31,			Nine Months Ended January 31,
	2012	2011	Change	2012	2011	Change
Multi-Family Residential	$278	$386	$(108)	$1,234	$1,185	$49
Commercial Office	697	913	(216)	2,179	1,725	454
Commercial Medical	24	56	(32)	150	234	(84)
Commercial Industrial	94	57	37	569	308	261
Commercial Retail	49	122	(73)	448	191	257
Total	$1,142	$1,534	$(392)	$4,580	$3,643	$937

The amounts in the table above include abated rent at our Chateau Apartments and Arrowhead Shopping Center properties, which were extensively damaged in the flooding that occurred in Minot, North Dakota in June 2011.  Abated rent included in the table above totaled $39,000 and $282,000 for the three and nine months ended January 31, 2012, respectively, at our Chateau Apartments; and $17,000 and $248,000 for the three and nine months ended January 31, 2012, respectively, at our Arrowhead Shopping Center property.

•
Utility Expense. Utility expense totaled $4.5 million for the three months ended January 31, 2012, compared to $4.8 million for the three months ended January 31, 2011, a decrease of 5.2%, over the year-earlier period. Utility expenses at properties newly acquired in fiscal years 2012 and 2011 added $88,000 to the utility expense category for the three months ended January 31, 2012. Utility expenses at existing properties decreased by $337,000 resulting in an overall decrease of $249,000 for the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The decrease in utility costs at our stabilized properties for the three months ended January 31, 2012 compared to the year earlier period is due primarily to a decrease in heat and electricity expenses due to the mild winter.  Utility expense totaled $13.4 million for the nine months ended January 31, 2012, compared to $13.2 million for the nine months ended January 31, 2011, an increase of 1.8% over the year-earlier periods. Utility expenses at properties newly acquired in fiscal years 2012 and 2011 added $256,000 to the utility expense category for the nine months ended January 31, 2012. Utility expenses at existing properties decreased by $16,000 resulting in an overall increase of $240,000 for the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011. The decrease in utility costs at our stabilized properties for the nine months ended January 31, 2012 compared to the year earlier period is due primarily to a the timing of payments for an electrical bill-back in our commercial industrial segment offset by the increase in electricity for lights at our commercial office segment.

Utility expenses by reportable segment for the three and nine months ended January 31, 2012 and 2011 are as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$1,831	$1,698	$782	$71	$144	$4,526
2011	$1,851	$1,837	$812	$117	$158	$4,775
Change	$(20)	$(139)	$(30)	$(46)	$(14)	$(249)
% change	(1.1%)	(7.6%)	(3.7%)	(39.3%)	(8.9%)	(5.2%)

Stabilized	$(89)	$(165)	$(28)	$(46)	$(9)	$(337)
Non-stabilized	$69	$26	$(2)	$0	$(5)	$88
Change	$(20)	$(139)	$(30)	$(46)	$(14)	$(249)

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$4,805	$5,850	$2,408	$19	$342	$13,424
2011	$4,586	$5,630	$2,404	$211	$353	$13,184
Change	$219	$220	$4	$(192)	$(11)	$240
% change	4.8%	3.9%	0.2%	(91.0%)	(3.1%)	1.8%

Stabilized	$57	$124	$1	$(192)	$(6)	$(16)
Non-stabilized	$162	$96	$3	$0	$(5)	$256
Change	$219	$220	$4	$(192)	$(11)	$240

•
Decreased Maintenance Expense. Maintenance expenses totaled $6.4 million and $20.2 million for the three and nine months ended January 31, 2012 compared to $8.4 million and $22.0 million for the three and nine months ended January 31, 2011.  Maintenance expenses at properties newly acquired in fiscal year 2012 and 2011 added $141,000 and $341,000, respectively, to the maintenance expenses category for the three and nine months ended January 31, 2012 compared to the corresponding period in fiscal year 2011. Maintenance expenses at existing properties decreased by $2.1 million and $2.2 million, respectively, for the three and nine months ended January 31, 2012 compared to the corresponding period in fiscal year 2011, resulting in a net decrease in maintenance expenses of $2.0 million and $1.8 million, or 23.5% and 8.3% for the three and nine months ended January 31, 2012 compared to the corresponding period in fiscal year 2011.  The decrease in maintenance costs at our stabilized properties for the three and nine months ended January 31, 2012 compared to the three and nine months ended January 31, 2011 is primarily due to a decrease in snow removal costs.

Maintenance expenses by reportable segment for the three and nine months ended January 31, 2012 and 2011 are as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$2,386	$2,516	$1,049	$143	$301	$6,395
2011	$2,857	$3,189	$1,347	$308	$657	$8,358
Change	$(471)	$(673)	$(298)	$(165)	$(356)	$(1,963)
% change	(16.5%)	(21.1%)	(22.1%)	(53.6%)	(54.2%)	(23.5%)

Stabilized	$(568)	$(705)	$(304)	$(165)	$(362)	$(2,104)
Non-stabilized	$97	$32	$6	$0	$6	$141
Change	$(471)	$(673)	$(298)	$(165)	$(356)	$(1,963)

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$7,840	$7,777	$3,154	$536	$878	$20,185
2011	$8,139	$8,572	$3,461	$587	$1,242	$22,001
Change	$(299)	$(795)	$(307)	$(51)	$(364)	$(1,816)
% change	(3.7%)	(9.3%)	(8.9%)	(8.7%)	(29.3%)	(8.3%)

Stabilized	$(485)	$(929)	$(314)	$(51)	$(378)	$(2,157)
Non-stabilized	$186	$134	$7	$0	$14	$341
Change	$(299)	$(795)	$(307)	$(51)	$(364)	$(1,816)

•
Increased Real Estate Tax Expense. Real estate taxes on properties newly acquired in fiscal years 2012 and 2011 added $213,000 and $437,000 to real estate tax expense in the three and nine months ended January 31, 2012, compared to the three and nine months ended January 31, 2011. Real estate taxes on stabilized properties increased by $56,000 and $23,000 in the three and nine months ended January 31, 2012, resulting in an increase of $269,000 and $460,000, or 3.5% and 2.0% for the three and nine months ended January 31, 2012, compared to the three and nine months ended January 31, 2011. The increase in real estate taxes for our stabilized properties for the three months ended January 31, 2012 compared to the three months ended January 31, 2011 was due to higher value assessments and increased tax levies in all segments, with the exception of our multi-family residential and commercial office segments where value assessments and tax levies decreased as a result of certain successful tax appeals.  The increase in real estate taxes for our stabilized properties for the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011 was due to higher value assessments and increased tax levies in all segments, with the exception of our commercial office segment where value assessments and tax levies decreased as a result of certain successful tax appeals.

Real estate tax expense by reportable segment for the three and nine months ended January 31, 2012 and 2011 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$1,760	$3,545	$1,500	$685	$559	$8,049
2011	$1,676	$3,571	$1,375	$626	$532	$7,780
Change	$84	$(26)	$125	$59	$27	$269
% change	5.0%	(0.7%)	9.1%	9.4%	5.1%	3.5%

Stabilized	$(16)	$(45)	$46	$54	$17	$56
Non-stabilized	$100	$19	$79	$5	$10	$213
Change	$84	$(26)	$125	$59	$27	$269

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$5,104	$10,242	$4,477	$2,063	$1,642	$23,528
2011	$4,894	$10,453	$4,279	$1,907	$1,535	$23,068
Change	$210	$(211)	$198	$156	$107	$460
% change	4.3%	(2.0%)	4.6%	8.2%	7.0%	2.0%

Stabilized	$35	$(299)	$75	$156	$56	$23
Non-stabilized	$175	$88	$123	$0	$51	$437
Change	$210	$(211)	$198	$156	$107	$460

•
Increased Insurance Expense. Insurance expense totaled $890,000 and $2.6 million for the three and nine months ended January 31, 2012 compared to $646,000 and $1.9 million for the three and nine months ended January 31, 2011. Insurance expenses at properties newly acquired in fiscal years 2012 and 2011 added $24,000 and $41,000 to the insurance expense category, while insurance expense at existing properties increased by $220,000 and $645,000 resulting in a net increase in insurance expenses of $244,000 and $686,000 in the three and nine months ended January 31, 2012, a 37.8% and 36.8% increase over insurance expenses in the three and nine months ended January 31, 2011. The increase in insurance expense at stabilized properties is due primarily to the effect of the deductible under our insurance policy covering damages as a result of the flooding in North Dakota, in addition to other deductible adjustments in the prior year.

Insurance expense by reportable segment for the three and nine months ended January 31, 2012 and 2011 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$436	$211	$131	$60	$52	$890
2011	$319	$144	$117	$37	$29	$646
Change	$117	$67	$14	$23	$23	$244
% change	36.7%	46.5%	12.0%	62.2%	79.3%	37.8%

Stabilized	$105	$65	$9	$23	$18	$220
Non-stabilized	$12	$2	$5	$0	$5	$24
Change	$117	$67	$14	$23	$23	$244

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$1,190	$654	$395	$169	$144	$2,552
2011	$910	$426	$339	$115	$76	$1,866
Change	$280	$228	$56	$54	$68	$686
% change	30.8%	53.5%	16.5%	47.0%	89.5%	36.8%

Stabilized	$259	$222	$52	$53	$59	$645
Non-stabilized	$21	$6	$4	$1	$9	$41
Change	$280	$228	$56	$54	$68	$686

•
Property Management Expense. Property management expense totaled $5.0 million for the three months ended January 31, 2012 and compared to $5.5 million for the three months ended January 31, 2011. Property management expenses at properties newly acquired in fiscal years 2012 and 2011 added $130,000 to the property management expenses category in the three months ended January 31, 2012.   Property management expenses at stabilized properties decreased by $615,000 for the three months ended January 31, 2012 compared to the three months ended January 31, 2011, primarily as a result of decreased operating expenses in the Wyoming TRS properties following the sale of our TRS entity in the commercial medical segment, resulting in a decrease of $485,000 or 8.9% in the three months ended January 31, 2012 compared to the year-earlier periods. Property management expense totaled  $15.8 million for the nine months ended January 31, 2012, compared to $15.5 million for the nine months ended January 31, 2011. Property management expenses at properties newly acquired in fiscal years 2012 and 2011 added $227,000 to the property management expenses category in the nine months ended January 31, 2012.   Property management expenses at stabilized properties increased by $84,000 for the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011, primarily as a result of  bad debt provisions in the commercial medical segment.

Property management expense by reportable segment for the three and nine months ended January 31, 2012 and 2011 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$2,255	$725	$1,758	$119	$132	$4,989
2011	$2,200	$766	$2,243	$115	$150	$5,474
Change	$55	$(41)	$(485)	$4	$(18)	$(485)
% change	2.5%	(5.4%)	(21.6%)	3.5%	(12.0%)	(8.9%)

Stabilized	$(60)	$(43)	$(491)	$5	$(26)	$(615)
Non-stabilized	$115	$2	$6	$(1)	$8	$130
Change	$55	$(41)	$(485)	$4	$(18)	$(485)

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$6,852	$1,928	$6,275	$391	$390	$15,836
2011	$6,718	$2,001	$6,080	$303	$423	$15,525
Change	$134	$(73)	$195	$88	$(33)	$311
% change	2.0%	(3.6%)	3.2%	29.0%	(7.8%)	2.0%

Stabilized	$(47)	$(84)	$183	$88	$(56)	$84
Non-stabilized	$181	$11	$12	$0	$23	$227
Change	$134	$(73)	$195	$88	$(33)	$311

FACTORS IMPACTING NET INCOME

Net income decreased by approximately $12.1 million and $18.5 million for the three and nine months ended January 31, 2012, compared to the three and nine months ended January 31, 2011. The decrease in net income is due primarily to the decrease in gain on sale of discontinued operations in the three and nine months ended January 31, 2012, compared to the three and nine months ended January 31, 2011, as well as other factors shown by the following analysis:

	Decrease in Net Income
	(in thousands)
	Three Months ended January 31, 2012	Nine Months ended January 31, 2012

Net income for Fiscal 2011	$14,588	$24,041
Increase in NOI	3,061	3,283
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(681)	(1,554)
Decrease (increase) in administrative, advisory and trustee fees due to additional corporate staff and overhead and increased trustee fees	191	(407)
Decrease (increase) in other expenses	82	(152)
Increase in impairment of real estate investments	(135)	(135)
Increase in interest expense	(665)	(421)
Increase in interest and other income	188	250
Decrease in income from discontinued operations	(14,108)	(19,320)
Net income for Fiscal 2012	$2,521	$5,585

The following factors impacted net income in the three and nine months ended January 31, 2012:

•
Mortgage Interest Expense.  Our mortgage interest expense increased approximately $146,000, or 1.0%, to approximately $15.4 million during the third quarter of fiscal year 2012, compared to $15.3 million in the third quarter of fiscal year 2011. Mortgage interest expense decreased approximately $866,000, or 1.9%, to approximately $45.5 million during the nine month period ended January 31, 2012, compared to $46.3 million in the nine month period ended January 31, 2011.

Mortgage interest expense for properties newly acquired in fiscal years 2012 and 2011 added $572,000 and $1.4 million, respectively  to our total mortgage interest expense in the three and nine months ended January 31, 2012, while mortgage interest expense on existing properties decreased $426,000 and $2.3 million, respectively for the three and nine months ended January 31, 2012. The decrease in mortgage interest expense is due to refinancings in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on the multi-bank line of credit we entered into in the first quarter of fiscal year 2011, which totaled approximately $775,000 and $1.8 million in the three and nine months ended January 31, 2012.  Mortgage interest expense and interest expense on our line of credit are all components of “Interest expense” on our consolidated statement of operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit) was 5.81% as of January 31, 2012 and 6.05% as of January 31, 2011.  Our mortgage debt on January 31, 2012 increased approximately $44.9 million, or 4.5% from April 30, 2011.  Mortgage debt does not include our multi-bank line of credit which appears on our consolidated balance sheet in “Revolving line of credit.”

Mortgage interest expense by reportable segment for the three and nine months ended January 31, 2012 and 2011 is as follows:

	(in thousands)
Three Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$4,435	$5,293	$4,134	$865	$719	$15,446
2011	$4,171	$5,281	$4,130	$948	$770	$15,300
Change	$264	$12	$4	$(83)	$(51)	$146
% change	6.3%	0.2%	0.1%	(8.8%)	(6.6%)	1.0%

Stabilized	$32	$(47)	$(277)	$(83)	$(51)	$(426)
Non-stabilized	$232	$59	$281	$0	$0	$572
Change	$264	$12	$4	$(83)	$(51)	$146

	(in thousands)
Nine Months Ended January 31,	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total
2012	$12,869	$15,690	$12,065	$2,621	$2,217	$45,462
2011	$12,549	$16,253	$12,345	$2,857	$2,324	$46,328
Change	$320	$(563)	$(280)	$(236)	$(107)	$(866)
% change	2.6%	(3.5%)	(2.3%)	(8.3%)	(4.6%)	(1.9%)

Stabilized	$(66)	$(775)	$(1,085)	$(236)	$(107)	$(2,269)
Non-stabilized	$386	$212	$805	$0	$0	$1,403
Change	$320	$(563)	$(280)	$(236)	$(107)	$(866)

In addition to IRET’s mortgage interest expense, the Company incurs interest expense for a line of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended January 31, 2012 and 2011 these amounts were $1.1 million  and $568,000, respectively, for a total interest expense for the three months ended January 31, 2012 and 2011 of $16.5 million and $15.9 million, respectively, an increase of $665,000. For the nine months ended January 31, 2012 and 2011 these amounts were $3.3 million  and $2.0 million, respectively, for a total interest expense for the nine months ended January 31, 2012 and 2011 of $48.8 million and $48.3 million, respectively, an increase of $421,000.

•
Decreased Amortization Expense. The Company allocates a portion of the purchase price paid for properties to in-place lease intangible assets.  The amortization period of these intangible assets is the term of the respective lease. Amortization expense related to in-place leases totaled $1.2 million and $4.4 million in the three and nine months ended January 31, 2012 compared to $1.7 million and $5.5 million in the three and nine months ended January 31, 2011.

CREDIT RISK

The following table lists our top ten commercial tenants on January 31, 2012, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of January 1, 2012.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 12.4% of our total commercial segments’ minimum rents as of January 1, 2012, and they accounted for approximately 7.9% of our total real estate rentals as of January 1, 2012.

Lessee	% of Total Commercial Segments’ Minimum Rents as of January 1, 2012
Affiliates of Edgewood Vista	12.4%
St. Lukes Hospital of Duluth, Inc.	3.5%
Fairview Health Services	3.4%
Applied Underwriters	2.2%
Affiliates of Siemens USA (NYSE: SI)	1.6%
HealthEast Care System	1.6%
Affiliates of Hewlett Packard (NASDAQ: HPQ)	1.4%
Microsoft (NASDAQ: MSFT)	1.4%
Smurfit - Stone Container (NASDAQ: SSCC)	1.3%
Nebraska Orthopedic Hospital	1.3%
All Others	69.9%
Total Monthly Commercial Rent as of January 1, 2012	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the third quarter of fiscal year 2012, the Company closed on its acquisition of a 36-unit multi-family residential property in Isanti, Minnesota, on approximately 1.7 acres of land, and an adjoining 4.9 acre parcel of vacant land, for a purchase price of approximately $3.5 million, of which $3.0 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $495,000. This property is located next to the Company’s existing 36-unit Evergreen Apartments in Isanti, Minnesota. Also during the third quarter of fiscal year 2012, the Company substantially completed construction of an additional approximately 28 assisted living units and 16 memory care units at its existing Meadow Wind senior housing facility in Casper, Wyoming. The Company estimates that construction costs for this expansion project will total approximately $4.7 million. As of January 31, 2012, the Company had incurred approximately $3.8 million of these project costs. The Company had no real estate dispositions in the third quarter of fiscal year 2012.

See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company’s acquisitions and dispositions during the nine month periods ended January 31, 2012 and 2011.

FUNDS FROM OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

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

FFO applicable to common shares and Units for the three and nine months ended January 31, 2012 increased to $17.2 million compared to $14.6 million, and $48.2 million compared to $47.5 million for the comparable period ended January 31, 2011, an increase of 17.4% and 1.5% respectively.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended January 31,	2012			2011
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$2,127			$11,833
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	1,534	84,339	$0.02	11,240	79,398	$0.14
Adjustments:
Noncontrolling interest – Operating Partnership	351	19,596		2,793	19,957
Depreciation and amortization(1)	15,179			14,577
Impairment of real estate investments	135			0
Gain on depreciable property sales	0			(13,961)
Funds from operations applicable to common shares and Units	$17,199	103,935	$0.16	14,649	99,355	$0.14

	(in thousands, except per share amounts)
Nine Months Ended January 31,	2012			2011
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)

Net income attributable to Investors Real Estate Trust	$4,833			$19,638
Less dividends to preferred shareholders	(1,779)			(1,779)
Net income available to common shareholders	3,054	82,424	$0.04	17,859	78,140	$0.23
Adjustments:
Noncontrolling interest – Operating Partnership	723	19,752		4,485	20,171
Depreciation and amortization(4)	44,892			44,525
Impairment of real estate investments	135			0
Gain on depreciable property sales	(589)			(19,365)
Funds from operations applicable to common shares and Units	$48,215	102,176	$0.47	47,504	98,311	$0.48

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $15,262 and $14,581, and depreciation/amortization from Discontinued Operations of $0 and $51, less corporate-related depreciation and amortization on office equipment and other assets of $83 and $55, for the three months ended January 31, 2012 and 2011, respectively.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.

(4)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $45,105 and $43,551, and depreciation/amortization from Discontinued Operations of $8 and $1,172, less corporate-related depreciation and amortization on office equipment and other assets of $221 and $198, for the nine months ended January 31, 2012 and 2011, respectively.

DISTRIBUTIONS

The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2012 and 2011:

Month	Fiscal Year 2012	Fiscal Year 2011
July	$.1715	$.1715
October	.1300	.1715
January	.1300	.1715

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

SOURCES AND USES OF CASH

While the economy is showing signs of a modest recovery and credit markets have stabilized, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our maturing debt, but we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and accordingly we are cautious regarding our ability in the remainder of fiscal year 2012 to rely on cash-out refinancing at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals such as the Federal Housing Finance Agency’s proposal released February 21, 2012, to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties.  As we have previously noted, we consider that one of the consequences of a modification in the agencies’ roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of January 31, 2012, 100%, or $8.1 million of our mortgage debt maturing in the fourth quarter of fiscal year 2012 and first quarter of fiscal year 2013 is debt placed on properties in our four commercial segments. Of this $8.1 million, we have to date loan applications or commitments to refinance approximately $6.0 million. As of January 31, 2012, 100%, or $15.2 million of our mortgage debt maturing in the next twelve months is debt placed on properties in our four commercial segments.

The Company’s revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of January 31, 2012, lending commitments of $60.0 million.  As of January 31, 2012, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of January 31, 2012 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.65% and a minimum outstanding principal balance requirement of $10.0 million, and as of January 31, 2012, the Company had borrowed $49.0 million. The facility includes customary loan covenants including restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2012, the Company believes it is in compliance with the facility covenants.

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2012, the Company’s compensating balances consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000, and American National Bank, Omaha, Nebraska, deposit of $400,000.

The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the three months ended January 31, 2012, approximately 62,000 Units, valued at issuance at approximately $495,000, were issued in connection with the Company’s acquisition of property.  During the nine months ended January 31, 2012, approximately 288,000 Units, valued at issuance at $2.5 million, were issued in connection with the Company’s acquisition of property. In the three and nine months ended January 31, 2011, approximately 357,000 Units, valued at issuance at $3.3 million, were issued in connection with the Company’s acquisition of property and the noncontrolling interests in a joint venture.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 5%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During the three months ended January 31, 2012, the Company issued 973,000 shares at an average price of $7.19 per share pursuant to such waivers, for total net proceeds to the Company of $7.0 million. During the nine months ended January 31, 2012, the Company issued 2.2 million shares at an average price of $7.21 per share pursuant to such waivers, for total net proceeds to the Company of $15.8 million. During the three and nine months ended January 31, 2012, respectively, the Company issued a total of approximately 2.3 million common shares and 4.0 million common shares under its DRIP through reinvestments and voluntary cash contributions, with a total value of $16.5 million and $28.8 million.

Cash and cash equivalents on January 31, 2012 totaled $35.5 million, compared to $30.9 million on January 31, 2011, an increase of $4.6 million. Net cash provided by operating activities for the nine months ended January 31, 2012 increased by approximately $6.0 million, primarily due to a decrease in accounts receivable and an increase in accounts payable and other liabilities, compared to the nine months ended January 31, 2011.  Net cash used by investing activities was $89.0 million for the nine months ended January 31, 2012 as compared to net cash provided of $17.0 million for the nine months ended January 31, 2011, a change of approximately $106.0 million, primarily due to an increase in payments for acquisitions and improvements of real estate and a decrease in proceeds from discontinued operations. Net cash provided by financing activities was $38.9 million for the nine months ended January 31, 2012, as compared to net cash used by financing activities of $79.3 million in the prior year. The increase in funds provided by financing activity was primarily due to a decrease in principal payments on mortgages in the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $44.9 million as of January 31, 2012, compared to April 30, 2011, due to new debt on existing and new properties, net of principal payments and loans that were paid off. As of January 31, 2012, approximately 99.0% of the Company’s $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of January 31, 2012, the weighted average rate of interest on the Company’s mortgage debt was 5.84%, compared to 5.92% on April 30, 2011.

Property Owned. Property owned increased to $1.9 billion at January 31, 2012 from $1.8 billion at April 30, 2011. During the nine months ended January 31, 2012, the Company acquired 13 additional investment properties and one parcel adjoining an existing property, placed three construction projects in service and disposed of one property, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2012 were $35.5 million, compared to $41.2 million on April 30, 2011.

Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $633,000 and $625,000 on January 31, 2012 and on April 30, 2011, respectively.

Operating Partnership Units. Outstanding units in the Operating Partnership decreased to 19.6 million Units at January 31, 2012 compared to 20.1 million Units outstanding at April 30, 2011. The decrease resulted primarily from the conversion of Units to common shares, net of units issued in exchange for property.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2012 totaled 85.7 million, compared to 80.5 million outstanding on April 30, 2011. During the nine months ended January 31, 2012, IRET issued approximately 366,000 common shares under its continuous equity offering program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.7 million. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of approximately 4.0 million common shares issued during the nine months ended January 31, 2012, for a total value of $28.8 million. Conversions of approximately 759,000 UPREIT Units to common shares, for a total of approximately $3.5 million in IRET shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the nine months ended January 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Variable interest rates. Because approximately 99.0% and 99.8% of our debt, as of January 31, 2012 and April 30, 2011, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the third quarter of fiscal year 2012 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2012, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total	Fair Value
Fixed Rate	$13,364	$51,607	$65,425	$96,457	$86,182	$715,163	$1,028,198	$1,076,421
Average Fixed Interest Rate(1)	5.77%	5.76%	5.72%	5.60%	5.53%
Variable Rate	$53	$117	$599	$9,750	$0	$0	$10,519	$10,519
Average Variable Interest Rate(1)	5.00%	5.46%	5.32%	5.57%	0
							$1,038,717	$1,086,940

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total
Fixed Rate	$15,020	$58,489	$55,113	$50,268	$44,326	$117,398	$340,614
Variable Rate	135	571	550	136	0	0	1,392
							$342,006

(1)	Interest rate given is for the entire year.

The weighted average interest rate on our fixed rate and variable rate debt as of January 31, 2012, was 5.84%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $10.5 million of variable rate indebtedness would increase our annual interest expense by $105,000.

ITEM 4. CONTROLS AND PROCEDURES

IRET’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4. Mine Safety Disclosures

 Not Applicable

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 formatted in eXtensible Business Reporting Language ( “XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: March 12, 2012

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 formatted in eXtensible Business Reporting Language ( “XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.