Form 10-K
period 2012-04-30
INVESTORS REAL ESTATE TRUST
filed 2012-07-16
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-14851

Investors Real Estate Trust
(Exact name of Registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1400 31st Avenue SW, Suite 60
Post Office Box 1988
Minot, ND 58702-1988
(Address of principal executive offices) (Zip code)

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

2012 Annual Report

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

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of October 31, 2011 was $608,961,193 based on the last reported sale price on the NASDAQ Global Select Market on October 31, 2011. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.

The number of common shares of beneficial interest outstanding as of June 25, 2012, was 90,265,194.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on September 18, 2012 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2009 Annual Report

INVESTORS REAL ESTATE TRUST

2012 Annual Report 3
Index

Special Note Regarding Forward Looking Statements

Certain statements included in this Annual Report on Form 10-K and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long term growth; and other statements preceded by, followed by or otherwise including words such as “believe,” “expect,” “intend,” “project,” “plan,” “anticipate,” “potential,” “may,” “designed,” “estimate,” “should,” “continue” and other similar expressions. These statements indicate that we have used assumptions that are subject to a number of risks and uncertainties that could cause our actual results or performance to differ materially from those projected.

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

2012 Annual Report  4
Index

PART I

Item 1. Business

Overview

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised equity Real Estate Investment Trust (“REIT”) organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations through our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the fiscal year ended April 30, 2012, our real estate investments in these two states accounted for 69.0% of our total gross revenue. Our principal executive office is located in Minot, North Dakota. We also have corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota and South Dakota.

We seek to diversify our investments among multi-family residential, commercial office, commercial medical, commercial industrial and commercial retail properties. As of April 30, 2012, our real estate portfolio consisted of:

•	84 multi-family residential properties containing 9,161 apartment units and having a total real estate investment amount net of accumulated depreciation of $411.0 million;

•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $483.9 million;

•
65 commercial medical properties (including senior housing) containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $421.5 million;

•
19 commercial industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $98.3 million; and

•	30 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $103.8 million.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2012, no individual tenant accounted for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 12.4% of our total commercial segments’ minimum rents.

Structure

We were organized as a REIT under the laws of North Dakota on July 31, 1970.

Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted our daily business operations primarily through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2012, IRET, Inc. owned an 81.5% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

2012 Annual Report 5
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

Our investment strategy is to invest in multi-family residential properties, and in commercial office, commercial medical, commercial industrial and commercial retail properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming.

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

Investments in real estate or interests in real estate. We currently own multi-family residential properties and/or commercial properties in 12 states. We may invest in real estate, or interests in real estate, located anywhere in the United States; however, we currently plan to focus our investments in those states in which we already have property, with specific concentration in Minnesota, North Dakota, Nebraska, Iowa, Colorado, Montana, South Dakota, and Kansas. Similarly, we may invest in any type of real estate or interest in real estate including, but not limited to, office buildings, apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. Under our Third Restated Trustees’ Regulations (Bylaws), however, we may not invest more than 10.0% of our total assets in unimproved real estate, excluding property being developed or property where development will be commenced within one year.

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

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders.  As of April 30, 2012 and 2011, we had no junior mortgages

2012 Annual Report 6
Index

outstanding.  We had no investments in real estate mortgages at April 30, 2012. We had one contract for deed outstanding as of April 30, 2011, with a balance due to us, net of reserves, of approximately $156,000.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Policies With Respect to Certain of Our Activities

Our current policies as they pertain to certain of our activities are described as follows:

Distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our general policy has been to make cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. Distributions to our common shareholders and unitholders in fiscal years 2012 and 2011 totaled approximately 86.4% and 108.9%, respectively, on a per share and unit basis of our funds from operations.

Issuing senior securities. On April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with generally accepted accounting principles (“GAAP”), “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2012, our ratio of total indebtedness to total real estate investments was 70.7% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 117.2%.

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

Our declaration of trust, as amended (our “Declaration of Trust”), does not contain any restrictions on our ability to offer limited partnership units of IRET Properties in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees. This policy may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders. For the three most recent fiscal years ended April 30, we have issued the following limited partnership units of IRET Properties in exchange for properties:

	(in thousands)
	2012	2011	2010
Limited partnership units issued	1,024	555	390
Value at issuance	$8,055	$4,996	$3,897

Acquiring or repurchasing shares. As a REIT, it is our intention to invest only in real estate assets. Our Declaration of Trust does not prohibit the acquisition or repurchase of our common or preferred shares or other securities so long as such activity does not prohibit us from operating as a REIT under the Internal Revenue Code. Any policy

2012 Annual Report 7
Index

regarding the acquisition or repurchase of shares or other securities is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

During fiscal year 2012, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders.

To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. Our mortgage loans receivable (including contracts for deed), net of reserves, totaled $0 as of April 30, 2012, and approximately $156,000 as of April 30, 2011.

To invest in the securities of other issuers for the purpose of exercising control. We have not, for the past three years, engaged in, and we are not currently engaging in, investment in the securities of other issuers for the purpose of exercising control. Our Declaration of Trust does not impose any limitation on our ability to invest in the securities of other issuers for the purpose of exercising control. Any decision to do so is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

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

Executive Officers of the Company

Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2012.

Name	Age	Title
Timothy P. Mihalick	53	President and Chief Executive Officer
Thomas A. Wentz, Jr.	46	Executive Vice President and Chief Operating Officer
Diane K. Bryantt	48	Executive Vice President and Chief Financial Officer
Michael A. Bosh	41	Executive Vice President and General Counsel
Mark W. Reiling	54	Executive Vice President of Asset Management
Charles A. Greenberg	53	Senior Vice President, Commercial Asset Management
Ted E. Holmes	41	Senior Vice President, Finance
Andrew Martin	39	Senior Vice President, Residential Property Management

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

Thomas A. Wentz, Jr. is a graduate of Harvard College and the University of North Dakota School of Law, and joined us as General Counsel and Vice President in January 2000. He served as Senior Vice President of Asset Management and Finance from 2002 to 2009 and as a member of our Board of Trustees since 1996. In September 2009, Mr. Wentz was named Senior Vice President and Chief Operating Officer, and in June 2012 Mr. Wentz was named Executive Vice President and Chief Operating Officer. Prior to 2000, Mr. Wentz was a shareholder in the law firm of Pringle & Herigstad, P.C. from 1992 to 1999. Mr. Wentz is a member of the American Bar Association and the North Dakota Bar Association, and he is a Director of SRT Communications, Inc.

Diane K. Bryantt is a graduate of Minot State University. Ms. Bryantt joined us in June 1996, and served as our Controller and Corporate Secretary before being appointed to the positions of Senior Vice President and Chief Financial Officer in 2002 and Executive Vice President and Chief Financial Officer in June 2012. Prior to joining us, Ms. Bryantt was employed by First American Bank, Minot, North Dakota.

2012 Annual Report 8
Index

Michael A. Bosh joined us as Associate General Counsel and Secretary in September 2002, and was named General Counsel in September 2003 and Executive Vice President and General Counsel in June 2012. Prior to 2002, Mr. Bosh was a shareholder in the law firm of Pringle & Herigstad, P.C. Mr. Bosh graduated from Jamestown College in 1992 and from Washington & Lee University School of Law in 1995. Mr. Bosh is a member of the American Bar Association and the North Dakota Bar Association.

Mark W. Reiling joined IRET in June 2012 as Executive Vice President of Asset Management. Mr. Reiling holds a Bachelor’s in Business Administration degree in Finance from the University of Notre Dame, and has over 30 years of experience in commercial real estate. He was associated with the Towle Real Estate Company and its successors (now Cassidy Turley) in Minneapolis, Minnesota, for approximately 18 years as President of Towle Properties, Inc., providing asset management services to commercial property owners, and as Senior Vice President at Cassidy Turley, responsible for new business development (brokerage and property management services).

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

Andrew Martin joined IRET in December 2009 to lead the Company’s Residential Property Management division. In May 2011 Mr. Martin was promoted to Senior Vice President of Residential Property Management.   He has over 17 years of experience in the commercial and multi-family property management industry.  Prior to his employment with IRET, Mr. Martin was a partner with INH Companies, a property management firm based in St. Cloud, Minnesota, and also worked in Minneapolis, Minnesota for United Properties as a regional property manager.  Mr. Martin holds a bachelors degree in Real Estate and a Master’s degree in Business Administration from St. Cloud State University, and has earned the designation of Certified Property Manager from the Institute of Real Estate Management.

Employees

As of April 30, 2012, we had 400 employees, of whom 322 were full-time and 78 part-time employees. Of these 400 employees, 55 are corporate staff in our Minot, North Dakota and Minneapolis, Minnesota offices, and 345 are property management employees based at our properties or in local property management offices.

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

2012 Annual Report 9
Index

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

Competition

Investing in and operating real estate is a very competitive business. We compete with other owners and developers of multi-family and commercial properties to attract tenants to our properties. Ownership of competing properties is diversified among other REITs, financial institutions, individuals and public and private companies who are actively engaged in this business. Our multi-family properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the areas in which our properties are located. Our commercial properties compete with other commercial properties for tenants. Additionally, we compete with other real estate investors, including other REITs, pension and investment funds, partnerships and investment companies, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price we pay for acquisitions. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors may be dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe, however, that the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages that have in the past and will in the future allow us to operate our business successfully despite the competitive nature of our business.

Corporate Governance

Our Board of Trustees has adopted various policies and initiatives to strengthen the Company’s corporate governance and increase the transparency of financial reporting.  Each of the committees of the Board of Trustees operates under written charters, and the Company’s independent trustees meet regularly in executive sessions at which only the independent trustees are present.  The Board of Trustees has also adopted a Code of Conduct applicable to trustees, officers and employees, and a Code of Ethics for Senior Financial Officers, and has established processes for shareholder communications with the Board of Trustees.

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

2012 Annual Report 10
Index

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

•	weather conditions, civil disturbances, natural disasters, terrorist acts or acts of war which may result in uninsured or underinsured losses; and

•	decreases in the underlying value of our real estate.

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.  Market and economic conditions have been challenging for several years, with tighter credit conditions developing at the end of 2008 and continuing in 2009 and 2010, and an uneven economic recovery and persistent high unemployment continuing into 2012.  Continued concerns about unemployment and public debt levels, geopolitical issues and declining real estate markets have contributed to increased market instability and diminished expectations for the U.S. economy. The commercial real estate sector in particular has been negatively affected by these market and economic conditions. These conditions may result in our tenants delaying lease commencements, requesting rent reductions, declining to extend or renew leases upon expiration and/or renewing at lower rates. These conditions also have forced some weaker tenants, in some cases, to declare bankruptcy and/or vacate leased premises. We may be unable to re-lease vacated space at attractive rents or at all.  We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist.  The continuation and/or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay distributions and repay debt.

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

2012 Annual Report 11
Index

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

•	we may be unable to obtain financing for acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates; and

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations.

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

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2012, we received approximately 69.0% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of

2012 Annual Report 12
Index

employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.  We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2012, approximately 1.6 million square feet, or 12.6% of our total commercial property square footage, was vacant. Approximately 580 of our 9,161 apartment units, or 6.3%, were vacant. As of April 30, 2012, leases covering approximately 7.9% of our total commercial segments net rentable square footage will expire in fiscal year 2013, 11.7% in fiscal year 2014, 9.6% in fiscal year 2015, 13.3% in fiscal year 2016, and 11.0% in fiscal year 2017.

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

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels. Many factors affect the value of our equity securities and our ability to make or maintain at current levels distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which in recent years have negatively affected substantially all businesses, including ours. Demand for office, industrial, and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans led some lenders and institutional investors to reduce, and in

2012 Annual Report 13
Index

some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities.  Declining rental revenues from our properties due to persistent negative economic conditions may have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.  In fiscal years 2012 and 2011, distributions to our common shareholders and unitholders of the Operating Partnership in cash and common shares pursuant to our Distribution Reinvestment and Share Purchase Plan (DRIP) totaled approximately 88.7% and 115.1%, respectively, of our net cash provided by operating activities.

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

High leverage on our overall portfolio may result in losses. As of April 30, 2012, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 117.2%. As of April 30, 2011 and 2010, our percentage of total indebtedness to total Net Assets was approximately 117.9% and 122.9%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $1.7 billion. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our Board of Trustees and disclosed to the holders of our securities in the next quarterly report, along with justification for any excess.

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

2012 Annual Report 14
Index

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

As of April 30, 2012, approximately 4.9% of our mortgage debt is due for repayment in fiscal year 2013.  As of April 30, 2012, we had approximately $51.1 million of principal payments and approximately $59.9 million of interest payments due in fiscal year 2013 on fixed and variable-rate mortgages secured by our real estate. Additionally, as of April 30, 2012, we had $39.0 million outstanding under our $60.0 million multi-bank line of credit, which has a maturity date of August 12, 2013.

The cost of our indebtedness may increase. Portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis.  Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.  In addition, we have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2012, $16.2 million, or approximately 1.5%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements. Additionally, our $60.0 million multi-bank line of credit bears interest at a rate of 1.25% over the Wall Street Journal Prime Rate, with a floor of 5.15% and a cap of 8.65%. If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.

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

2012 Annual Report 15
Index

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

We have significant investments in commercial medical properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty medical properties (including senior housing) and may acquire more in the future. As of April 30, 2012, our real estate portfolio consisted of 65 commercial medical properties, with a total real estate investment amount, net of accumulated depreciation, of $421.5 million, or approximately 27.8% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio.  The healthcare industry continues to experience: changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our commercial medical property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants.  These factors may adversely affect the economic performance of some or all of our commercial medical services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

New federal healthcare reform laws may adversely affect the operators and tenants of our commercial medical (including senior housing) properties.  In March 2010, the President signed into law The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (the “Reconciliation Act”), which amends the PPACA (collectively, the “Health Reform Acts”).  The Health Reform Acts contain various provisions that may affect us directly as an employer, and that may affect the operators and tenants of commercial medical (including senior housing) properties.  While some of the provisions of these laws may have a positive impact on operators’ or tenants’ revenues, by increasing coverage of uninsured individuals, other provisions may have a negative effect on operator or tenant reimbursements, for example by changing the “market basket” adjustments for certain types of healthcare facilities.  The Health Reform Acts also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants in the event of one or more violations of complex federal healthcare laws.  Additionally, provisions in the Health Reform Acts may affect the health coverage that we and our operators and tenants provide to our respective employees.  We currently cannot predict the impact that this far-reaching, landmark legislation will have on our business and the businesses and operations of our tenants. Any loss of revenues and/or additional expenditures incurred by us or by operators and tenants of our properties as a result of the Health Reform Acts could adversely affect our cash flow and results of operations and have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.

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

2012 Annual Report 16
Index

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

2012 Annual Report 17
Index

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

If the level of drilling and production in the Bakken Shale Formation declines substantially near our North Dakota real estate assets, our physical occupancy levels and revenues could decline. We have significant existing real estate assets in our home market of North Dakota, and we are committing additional resources to the development of multi-family residential and commercial real estate in North Dakota in a response to unprecedented demand for office and residential space resulting from the development of the Bakken Shale Formation. We believe that our ability to maintain or increase physical occupancy levels and rental revenues at our commercial and multi-family residential properties in North Dakota will be significantly affected by the level of drilling and production by third parties in the Bakken Shale Formation.  Drilling and production are impacted by factors beyond our control, including:  the demand for and prices of crude oil and natural gas; environmental regulation and enforcement; producers’ finding and development costs of reserves; producers’ desire and ability to obtain necessary permits in a timely and economic manner; oil and natural gas field characteristics and production performance; and transportation and capacity constraints on natural gas, crude oil and natural gas liquids pipelines from the producing areas. Oil field activity could decline precipitously and substantially in North Dakota as a result of any or all of these factors, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest, and our ability to pay amounts due on our debt.

Risks related to properties under construction or development may adversely affect our financial performance. Our development and construction activities involve significant risks that may adversely affect our cash flow and results of operations, and consequently our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In connection with our renovation, redevelopment, development and related construction activities, we may be unable to obtain, or may suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. These denials or delays could result in increased costs or our abandonment of projects. In addition, we may not be able to obtain financing on favorable terms, which may prevent us from proceeding with our development activities, and we may not be able to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs. Additionally, the time required for development, construction and lease-up means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our shareholders, if our cash flow from operations or refinancings is not sufficient, we may be forced to borrow additional money to fund such distributions. Newly developed properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance. In deciding whether to develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy and rental rates. If our financial projections with respect to a new property are inaccurate, and the property is unable to achieve the expected occupancy and rental rates, it may fail to perform as we had expected. Our estimate of the costs of repositioning or redeveloping an acquired property may also prove to be inaccurate, which may result in our failure to meet our profitability goals.

Risks related to joint ventures may adversely affect our financial performance and results of operations. We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility:  that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have

2012 Annual Report 18
Index

initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

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

2012 Annual Report 19
Index

Certain provisions of our Declaration of Trust may limit a change in control and deter a takeover. In order to maintain our qualification as a REIT, our Declaration of Trust provides that any transaction, other than a transaction entered into through the NASDAQ National Market, (renamed the NASDAQ Global Market), or other similar exchange, that would result in our disqualification as a REIT under Section 856 of the Internal Revenue Code, including any transaction that would result in (i) a person owning in excess of the ownership limit of 9.8%, in number or value, of our outstanding securities, (ii) less than 100 people owning our securities, (iii) our being “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, or (iv) 50% or more of the fair market value of our securities being held by persons other than “United States persons,” as defined in Section 7701(a)(30) of the Internal Revenue Code, will be void ab initio. If the transaction is not void ab initio, then the securities in excess of the ownership limit, that would cause us to be closely held, that would result in 50% or more of the fair market value of our securities to be held by persons other than United States persons or that otherwise would result in our disqualification as a REIT, will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our Board of Trustees. These limitations may have the effect of preventing a change in control or takeover of us by a third party, even if the change in control or takeover would be in the best interests of the holders of our securities.

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

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.  Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes.  Any of these taxes would decrease cash available for distribution to our shareholders.  In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary (“TRS”). While the TRS structure would allow the economic benefits of ownership to flow to us, a TRS is subject to tax on its income from the operations of the assisted living facilities at the federal and state level. In addition, a TRS is subject to detailed tax regulations that affect how it may be capitalized and operated.

2012 Annual Report 20
Index

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

2012 Annual Report 21
Index

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

Higher market interest rates may adversely affect the market price of our securities, and low trading volume on the NASDAQ Global Select Market may prevent the timely resale of our securities. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the NASDAQ Global Select Market, the daily trading volume of our shares may be lower than the trading volume for other companies.  The average daily trading volume for the period of May 1, 2011 through April 30, 2012 was 345,965 shares and the average monthly trading volume for the period of May 1, 2011 through April 30, 2012 was 7,265,262 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

IRET is organized as a REIT under Section 856-858 of the Internal Revenue Code, and is in the business of owning, leasing, developing and acquiring real estate properties. These real estate investments are managed by our own employees and by third-party professional real estate management companies on our behalf.

Total Real Estate Rental Revenue

As of April 30, 2012, our real estate portfolio consisted of 84 multi-family residential properties and 182 commercial properties, consisting of commercial office, commercial medical, commercial industrial and commercial retail properties, comprising 27.1%, 31.9%, 27.7%, 6.5%, and 6.8%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2012. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

2012 Annual Report 22
Index

Fiscal Year Ended April 30, (in thousands)	Multi- Family Residential Gross Revenue	%	Commercial Office Gross Revenue	%	Commercial Medical Gross Revenue	%	Commercial Industrial Gross Revenue	%	Commercial Retail Gross Revenue	%	All Segments Gross Revenue
2012	$74,190	30.7%	$74,334	30.7%	$65,531	27.1%	$14,325	5.9%	$13,408	5.6%	$241,788
2011	$66,838	28.2%	$77,747	32.8%	$66,048	27.8%	$13,165	5.6%	$13,156	5.6%	$236,954
2010	$65,478	28.3%	$82,079	35.5%	$57,439	24.9%	$13,095	5.7%	$12,852	5.6%	$230,943

Average Effective Annual Rent

The table below sets out the average effective annual rent per square foot or unit for each of the last five fiscal years in each of our five segments:

	Average Effective Annual Rent per square foot or unit
As of April 30	Multi-family Residential(1)	Commercial Office(2)	Commercial Medical(2)	Commercial Industrial(2)	Commercial Retail(2)
2012	$738	$13	$17	$4	$8
2011	$688	$13	$19	$4	$8
2010	$680	$13	$18	$4	$9
2009	$673	$13	$18	$4	$8
2008	$654	$13	$18	$3	$9

(1)	Monthly rent per unit, calculated as annualized rental revenue divided by the occupied units as of April 30.
(2)	Monthly rental rate per square foot calculated as annualized contractual base rental income, net of free rent, divided by the leased square feet as of April 30.

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

Segments	Stabilized Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2012	2011	2010	2012	2011	2010
Multi-Family Residential	94.2%	92.8%	89.7%	93.7%	92.8%	89.7%
Commercial Office	78.4%	79.5%	83.9%	78.6%	79.7%	83.4%
Commercial Medical	93.8%	95.8%	95.7%	94.5%	96.0%	95.1%
Commercial Industrial	95.4%	90.0%	90.6%	95.5%	90.1%	90.7%
Commercial Retail	86.6%	83.2%	82.7%	87.1%	82.2%	82.7%

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

Management and Leasing of Our Real Estate Assets

We conduct our corporate operations from offices in Minot, North Dakota and Minneapolis and St. Cloud, Minnesota.  We also have property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, and South Dakota. The day-to-day management of our properties is carried out by our own employees and in certain cases by third-party property management companies. In markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when for other reasons particular properties are in our judgment not attractive candidates

2012 Annual Report 23
Index

for self-management, we utilize third-party professional management companies for day-to-day management.  However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and implemented by the third-party management companies.  The management and leasing of our multi-family residential properties previously was generally handled by locally-based, third-party management companies, but during fiscal year 2010 we began implementing our previously-announced plan to transfer the management of the majority of our commercial and multi-family residential properties to our own employees, and that transfer is now substantially complete. Generally, our management contracts provide for compensation ranging from 2.5% to 6.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less or upon the property manager’s failure to meet certain specified financial performance goals. With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, brokers may receive a commission that is generally calculated as a percentage of the net rent to be paid over the term of the lease. We believe that the broker commissions paid by us conform to market and industry standards, and accordingly are commercially reasonable.

Summary of Real Estate Investment Portfolio

As of April 30, (in thousands, except percentages)	2012	%	2011	%	2010	%
Real estate investments
Property owned	$1,892,009		$1,770,798		$1,800,519
Less accumulated depreciation	(373,490)		(328,952)		(308,626)
	$1,518,519	97.5%	$1,441,846	98.9%	$1,491,893	99.4%
Development in progress	27,599	1.8%	9,693	0.7%	2,831	0.2%
Unimproved land	10,990	0.7%	6,550	0.4%	6,007	0.4%
Mortgage loans receivable	0	0.0%	156	0.0%	158	0.0%
Total real estate investments	$1,557,108	100.0%	$1,458,245	100.0%	$1,500,889	100.0%

Summary of Individual Properties Owned as of April 30, 2012

The following table presents information regarding our 266 residential and commercial properties as well as unimproved land and development properties owned as of April 30, 2012. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in the Annual Report on Form 10-K.

* = Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2012

MULTI-FAMILY RESIDENTIAL
11th Street 3 Plex - Minot, ND	3	$74	100.0%
4th Street 4 Plex - Minot, ND	4	102	100.0%
Apartments on Main - Minot, ND	10	1,301	90.0%
Arbors - S Sioux City, NE	192	8,118	87.0%
Ashland - Grand Forks, ND	84	8,310	100.0%
Boulder Court - Eagan, MN	115	9,072	95.7%
Brookfield Village - Topeka, KS	160	8,388	96.9%
Brooklyn Heights - Minot, ND	72	2,327	100.0%
Campus Center - St. Cloud, MN	92	2,776	88.0%
Campus Heights - St. Cloud, MN	49	785	40.8%
Campus Knoll - St. Cloud, MN	71	1,854	87.3%
Campus Plaza - St. Cloud, MN	24	404	100.0%
Campus Side - St. Cloud, MN	48	798	83.3%
Campus View - St. Cloud, MN	48	788	68.8%
Candlelight - Fargo, ND	66	1,889	87.9%

2012 Annual Report 24
Index

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2012

MULTI-FAMILY RESIDENTIAL - continued
Canyon Lake - Rapid City, SD	109	$5,062	96.3%
Castlerock - Billings, MT	166	7,223	98.2%
Chateau - Minot, ND(1)	32	2,090	n/a
Cimarron Hills - Omaha, NE	234	14,557	95.7%
Colonial Villa - Burnsville, MN	240	17,320	75.0%
Colton Heights - Minot, ND	18	1,110	94.4%
Cornerstone - St. Cloud, MN	24	407	58.3%
Cottage West Twin Homes - Sioux Falls, SD	50	4,763	100.0%
Cottonwood - Bismarck, ND	268	21,085	100.0%
Country Meadows - Billings, MT	133	9,367	97.0%
Crestview - Bismarck, ND	152	5,785	100.0%
Crown - Rochester, MN	48	3,678	97.9%
Crown Colony - Topeka, KS	220	12,472	97.3%
East Park - Sioux Falls, SD	84	3,201	98.8%
Evergreen - Isanti, MN	36	3,172	94.4%
Evergreen II - Isanti, MN	36	3,477	80.6%
Fairmont - Minot, ND	12	408	100.0%
Forest Park - Grand Forks, ND	269	12,563	99.3%
Gables Townhomes - Sioux Falls, SD	24	2,293	91.7%
Grand Gateway - St. Cloud, MN	116	7,914	87.1%
Greenfield - Omaha, NE	96	5,212	100.0%
Heritage Manor - Rochester, MN	182	9,515	91.2%
Indian Hills - Sioux City, IA	120	6,202	92.5%
Kirkwood Manor - Bismarck, ND	108	4,517	100.0%
Lancaster - St. Cloud, MN	83	4,056	74.7%
Landmark - Grand Forks, ND	90	2,543	100.0%
Legacy - Grand Forks, ND	361	28,536	100.0%
Mariposa - Topeka, KS	54	5,843	100.0%
Monticello Village - Monticello, MN	60	4,645	100.0%
North Pointe - Bismarck, ND	73	4,503	98.6%
Northern Valley - Rochester, MN	16	769	87.5%
Oakmont Estates - Sioux Falls, SD	80	5,670	97.5%
Oakwood Estates - Sioux Falls, SD	160	7,339	97.5%
Olympic Village - Billings, MT	274	13,882	98.5%
Olympik Village - Rochester, MN	140	8,494	92.9%
Oxbow Park - Sioux Falls, SD	120	5,951	97.5%
Park Meadows - Waite Park, MN	360	14,423	85.0%
Pebble Springs - Bismarck, ND	16	856	93.8%
Pinehurst - Billings, MT	21	919	95.2%
Pines - Minot, ND	16	399	100.0%
Plaza - Minot, ND	71	15,821	98.6%
Pointe West - Rapid City, SD	90	4,896	98.9%
Prairie Winds - Sioux Falls, SD	48	2,393	91.7%
Prairiewood Meadows - Fargo, ND	85	3,764	100.0%
Quarry Ridge - Rochester, MN	156	15,255	98.7%
Regency Park Estates - St. Cloud, MN	147	11,040	83.0%
Ridge Oaks - Sioux City, IA	132	6,187	97.0%
Rimrock West - Billings, MT	78	5,175	98.7%
Rocky Meadows - Billings, MT	98	7,253	99.0%
Rum River - Isanti, MN	72	5,740	88.9%
Sherwood - Topeka, KS	300	18,329	96.3%

2012 Annual Report 25
Index

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2012

MULTI-FAMILY RESIDENTIAL - continued
Sierra Vista - Sioux Falls, SD	44	$2,394	100.0%
South Pointe - Minot, ND	196	12,237	100.0%
Southview - Minot, ND	24	949	95.8%
Southwind - Grand Forks, ND	164	7,807	99.4%
Summit Park - Minot, ND	95	3,081	98.9%
Sunset Trail - Rochester, MN	146	15,364	95.2%
Sycamore Village - Sioux Falls, SD	48	1,875	100.0%
Temple - Minot, ND	4	226	100.0%
Terrace Heights - Minot, ND	16	424	100.0%
Terrace On The Green - Moorhead, MN	116	3,306	93.1%
The Meadows - Jamestown, ND	81	6,172	96.3%
Thomasbrook - Lincoln, NE	264	13,659	99.2%
University Park Place - St. Cloud, MN	35	582	42.9%
Valley Park - Grand Forks, ND	168	6,912	96.4%
Village Green - Rochester, MN	36	3,111	94.4%
West Stonehill - Waite Park, MN	313	15,333	80.8%
Westridge - Minot, ND	33	2,010	97.0%
Westwood Park - Bismarck, ND	65	3,621	100.0%
Williston Garden - Williston, ND	72	9,678	98.6%
Winchester - Rochester, MN	115	7,807	97.4%
Woodridge - Rochester, MN	110	8,175	98.2%
TOTAL MULTI-FAMILY RESIDENTIAL	9,161	$539,783	93.7%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2012

COMMERCIAL OFFICE
1st Avenue Building - Minot, ND	4,427	$71	100.0%
2030 Cliff Road - Eagan, MN	13,374	1,071	100.0%
610 Business Center IV - Brooklyn Park, MN	78,190	9,403	100.0%
7800 West Brown Deer Road - Milwaukee, WI	175,610	12,472	98.0%
American Corporate Center - Mendota Heights, MN	138,959	21,540	87.4%
Ameritrade - Omaha, NE	73,742	8,349	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,528	70.2%
Bismarck 715 East Broadway - Bismarck, ND	22,187	2,778	100.0%
Bloomington Business Plaza - Bloomington, MN	121,669	8,968	55.4%
Brenwood - Minnetonka, MN	176,800	17,501	59.0%
Brook Valley I - La Vista, NE	30,000	2,099	50.1%
Burnsville Bluffs II - Burnsville, MN	45,019	3,415	67.2%
Cold Spring Center - St. Cloud, MN	77,634	9,398	98.0%
Corporate Center West - Omaha, NE	141,724	22,330	100.0%
Crosstown Centre - Eden Prairie, MN	181,224	19,073	66.5%
Dewey Hill Business Center - Edina, MN	73,338	5,399	35.7%
Farnam Executive Center - Omaha, NE	94,832	13,592	100.0%
Flagship - Eden Prairie, MN	138,825	24,476	95.6%
Gateway Corporate Center - Woodbury, MN	59,827	9,838	33.2%
Golden Hills Office Center - Golden Valley, MN	190,758	24,811	90.7%
Great Plains - Fargo, ND	122,040	15,376	100.0%
Highlands Ranch I - Highlands Ranch, CO	71,430	11,057	100.0%

2012 Annual Report 26
Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2012

COMMERCIAL OFFICE - continued
Highlands Ranch II - Highlands Ranch, CO	81,173	$12,383	88.7%
Interlachen Corporate Center - Edina, MN	105,084	18,624	67.5%
Intertech Building - Fenton, MO	64,749	6,603	78.1%
Mendota Office Center I - Mendota Heights, MN	59,852	7,371	71.3%
Mendota Office Center II - Mendota Heights, MN	88,398	12,680	88.2%
Mendota Office Center III - Mendota Heights, MN	60,776	6,962	65.3%
Mendota Office Center IV - Mendota Heights, MN	72,231	9,283	100.0%
Minnesota National Bank - Duluth, MN	18,869	1,912	100.0%
Minot 2505 16th Street SW - Minot, ND	15,000	2,318	100.0%
Miracle Hills One - Omaha, NE	83,448	13,375	76.9%
Nicollett VII - Burnsville, MN	118,125	7,790	94.1%
Northgate I - Maple Grove, MN	79,297	8,252	100.0%
Northgate II - Maple Grove, MN	26,000	2,447	32.7%
Northpark Corporate Center - Arden Hills, MN	146,087	17,933	33.1%
Omaha 10802 Farnam Dr - Omaha, NE	58,574	6,836	98.6%
Pacific Hills - Omaha, NE	143,075	17,983	79.9%
Pillsbury Business Center - Bloomington, MN	42,929	2,010	61.2%
Plaza 16 - Minot, ND	50,610	9,582	100.0%
Plaza VII - Boise, ID	28,994	3,800	32.9%
Plymouth 5095 Nathan Lane - Plymouth, MN	20,528	1,939	100.0%
Plymouth I - Plymouth, MN	26,186	1,705	100.0%
Plymouth II - Plymouth, MN	26,186	1,672	100.0%
Plymouth III - Plymouth, MN	26,186	2,361	100.0%
Plymouth IV & V - Plymouth, MN	126,930	15,705	92.1%
Prairie Oak Business Center - Eden Prairie, MN	36,421	6,240	75.8%
Rapid City 900 Concourse Drive - Rapid City, SD	75,815	7,388	59.4%
Riverport - Maryland Heights, MO	121,316	21,569	64.6%
Southeast Tech Center - Eagan, MN	58,300	6,475	30.4%
Spring Valley IV - Omaha, NE	15,700	1,154	100.0%
Spring Valley V - Omaha, NE	24,171	1,586	100.0%
Spring Valley X - Omaha, NE	24,000	1,258	80.0%
Spring Valley XI - Omaha, NE	24,000	1,273	100.0%
Superior Office Building - Duluth, MN	20,000	2,619	100.0%
TCA Building - Eagan, MN	103,640	10,005	85.2%
Three Paramount Plaza - Bloomington, MN	75,526	9,293	73.3%
Thresher Square - Minneapolis, MN	117,144	12,826	38.7%
Timberlands - Leawood, KS	90,388	15,342	65.1%
UHC Office - International Falls, MN	30,000	2,565	100.0%
US Bank Financial Center - Bloomington, MN	153,311	17,077	92.6%
Viromed - Eden Prairie, MN	48,700	4,864	100.0%
Wells Fargo Center - St Cloud, MN	86,477	10,672	91.7%
West River Business Park - Waite Park, MN	24,075	1,480	69.2%
Westgate - Boise, ID	103,342	13,529	100.0%
Whitewater Plaza - Minnetonka, MN	61,138	6,174	49.8%
Wirth Corporate Center - Golden Valley, MN	74,568	9,561	15.7%
Woodlands Plaza IV - Maryland Heights, MO	61,820	6,297	80.5%
TOTAL COMMERCIAL OFFICE	5,061,212	$605,318	78.6%

2012 Annual Report 27
Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2012

COMMERCIAL MEDICAL
2800 Medical Building - Minneapolis, MN	53,750	$9,523	89.2%
2828 Chicago Avenue - Minneapolis, MN	56,239	17,672	100.0%
Airport Medical - Bloomington, MN*	24,218	4,678	100.0%
Barry Pointe Office Park - Kansas City, MO	18,502	2,854	76.8%
Billings 2300 Grant Road - Billings, MT	14,705	1,865	100.0%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	53,896	9,307	100.0%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	36,199	5,994	100.0%
Casper 1930 E 12th Street (Park Place) - Casper, WY	65,160	6,381	100.0%
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY	57,822	10,250	100.0%
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY	47,509	11,160	100.0%
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY	54,072	8,189	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Eagan 1440 Duckwood Medical - Eagan, MN	17,640	2,587	100.0%
Edgewood Vista - Belgrade, MT	5,192	814	100.0%
Edgewood Vista - Billings, MT	11,800	1,882	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,740	100.0%
Edgewood Vista - Brainerd, MN	82,535	9,620	100.0%
Edgewood Vista - Columbus, NE	5,194	867	100.0%
Edgewood Vista - East Grand Forks, MN	18,488	1,642	100.0%
Edgewood Vista - Fargo, ND	167,391	21,645	100.0%
Edgewood Vista - Fremont, NE	6,042	588	100.0%
Edgewood Vista - Grand Island, NE	5,185	807	100.0%
Edgewood Vista - Hastings, NE	6,042	606	100.0%
Edgewood Vista - Hermantown I, MN	119,349	11,660	100.0%
Edgewood Vista - Hermantown II, MN	160,485	11,269	100.0%
Edgewood Vista - Kalispell, MT	5,895	644	100.0%
Edgewood Vista - Minot, ND	108,503	12,635	100.0%
Edgewood Vista - Missoula, MT	10,150	999	100.0%
Edgewood Vista - Norfolk, NE	5,135	764	100.0%
Edgewood Vista - Omaha, NE	6,042	676	100.0%
Edgewood Vista - Sioux Falls, SD	11,800	1,289	100.0%
Edgewood Vista - Spearfish, SD	84,126	8,942	100.0%
Edgewood Vista - Virginia, MN	147,183	12,146	100.0%
Edina 6363 France Medical - Edina, MN*	70,934	14,202	55.7%
Edina 6405 France Medical - Edina, MN*	55,478	12,201	100.0%
Edina 6517 Drew Avenue - Edina, MN	12,140	1,542	100.0%
Edina 6525 Drew Avenue - Edina, MN	3,431	505	88.7%
Edina 6525 France SMC II - Edina, MN	67,409	14,754	100.0%
Edina 6545 France SMC I - Edina MN*	227,626	45,467	85.8%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN*	43,404	7,819	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,766	100.0%
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,364	13,462	75.4%
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY	35,629	7,057	100.0%
Mariner Clinic - Superior, WI*	28,928	3,864	100.0%
Minneapolis 701 25th Avenue Medical - Minneapolis, MN*	57,212	8,682	100.0%
Missoula 3050 Great Northern - Missoula, MT	14,640	1,971	100.0%
Nebraska Orthopedic Hospital - Omaha, NE*	61,758	21,887	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,952	100.0%

2012 Annual Report 28
Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2012

COMMERCIAL MEDICAL – continued
Pavilion I - Duluth, MN*	45,081	$10,174	100.0%
Pavilion II - Duluth, MN	73,000	19,325	100.0%
Plaza 16-Trinity - Minot, ND	24,795	9,535	100.0%
Ritchie Medical Plaza - St Paul, MN	52,116	10,718	37.8%
Sartell 2000 23rd Street South - Sartell, MN*	59,760	12,716	32.3%
Spring Creek-American Falls - American Falls, ID	17,273	4,015	100.0%
Spring Creek-Soda Springs - Soda Springs, ID	15,571	2,233	100.0%
Spring Creek-Eagle - Eagle, ID	15,559	4,038	100.0%
Spring Creek-Meridian - Meridian, ID	31,820	7,148	100.0%
Spring Creek-Overland - Overland, ID	26,605	6,628	100.0%
Spring Creek-Boise - Boise, ID	16,311	5,004	100.0%
Spring Creek-Ustick - Meridian, ID	26,605	4,300	100.0%
St Michael Clinic - St Michael, MN	10,796	2,851	100.0%
Stevens Point - Stevens Point, WI	47,950	14,825	100.0%
Wells Clinic - Hibbing, MN	18,810	2,660	100.0%
TOTAL COMMERCIAL MEDICAL	2,927,688	$500,268	94.5%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2012

COMMERCIAL INDUSTRIAL
API Building - Duluth, MN	35,000	$1,723	100.0%
Bloomington 2000 W 94th Street - Bloomington, MN	100,850	7,337	100.0%
Bodycote Industrial Building - Eden Prairie, MN	41,880	2,152	100.0%
Brooklyn Park 7401 Boone Avenue - Brooklyn Park, MN	322,751	15,132	87.3%
Cedar Lake Business Center - St. Louis Park, MN	50,400	3,771	73.8%
Clive 2075 NW 94th Street - Clive, IA	42,510	3,067	100.0%
Dixon Avenue Industrial Park - Des Moines, IA	606,006	13,808	100.0%
Eagan 2785 & 2795 Highway 55 - Eagan, MN	198,600	5,628	74.3%
Fargo 1320 45th Street N - Fargo, ND	42,244	4,159	100.0%
Lexington Commerce Center - Eagan, MN	90,260	6,647	79.2%
Lighthouse - Duluth, MN	59,292	1,885	100.0%
Metal Improvement Company - New Brighton, MN	49,620	2,507	100.0%
Minnetonka 13600 County Road 62 - Minnetonka, MN	69,984	3,702	100.0%
Roseville 2929 Long Lake Road - Roseville, MN	172,057	10,960	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Stone Container - Roseville, MN	229,072	8,452	100.0%
Urbandale 3900 106th Street - Urbandale, IA	528,353	14,262	98.1%
Winsted Industrial Building - Winsted, MN	41,685	1,049	100.0%
Woodbury 1865 Woodlane - Woodbury, MN	69,600	5,620	100.0%
TOTAL COMMERCIAL INDUSTRIAL	2,945,239	$119,002	95.5%

2012 Annual Report 29
Index

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2012

COMMERCIAL RETAIL
17 South Main - Minot, ND	2,454	$287	100.0%
Anoka Strip Center - Anoka, MN	10,625	750	28.2%
Burnsville 1 Strip Center - Burnsville, MN	8,526	1,188	100.0%
Burnsville 2 Strip Center - Burnsville, MN	8,400	974	47.5%
Champlin South Pond - Champlin, MN	26,020	3,603	77.2%
Chan West Village - Chanhassen, MN	137,572	21,595	92.2%
Dakota West Plaza - Minot , ND	16,921	615	94.9%
Duluth Denfeld Retail - Duluth, MN	37,770	5,097	73.6%
Duluth NAPA - Duluth, MN	15,582	1,934	30.5%
Eagan Community - Eagan, MN	23,187	3,167	84.5%
Fargo Express Community - Fargo, ND	34,226	2,489	100.0%
Forest Lake Auto - Forest Lake, MN	6,836	509	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,570	8,237	97.6%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,117	5,740	91.7%
Jamestown Buffalo Mall - Jamestown, ND	213,271	8,640	88.4%
Jamestown Business Center - Jamestown, ND	100,249	2,654	80.9%
Kalispell Retail Center - Kalispell, MT	52,000	3,473	100.0%
Lakeville Strip Center - Lakeville, MN	9,488	2,040	76.0%
Minot 1400 31st Ave - Minot, ND	48,960	11,425	100.0%
Minot Arrowhead - Minot, ND(1)	78,095	6,101	n/a
Minot Plaza - Minot, ND	10,843	650	100.0%
Monticello C Store - Monticello, MN	3,575	872	100.0%
Omaha Barnes & Noble - Omaha, NE	26,985	3,699	100.0%
Pine City C-Store - Pine City, MN	4,800	452	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	3,382	75.2%
Rochester Maplewood Square - Rochester, MN	118,398	13,284	75.6%
St. Cloud Westgate - St. Cloud, MN	105,446	8,099	100.0%
Weston Retail - Weston, WI	25,644	1,681	0.0%
Weston Walgreens - Weston, WI	14,820	2,455	100.0%
TOTAL COMMERCIAL RETAIL	1,392,133	$127,638	87.1%
SUBTOTAL	12,335,433	$1,892,009

2012 Annual Report 30
Index

Property Name and Location		(in thousands) Investment (initial cost plus improvements less impairment)

UNIMPROVED LAND
Bismarck 2130 S 12th St - Bismarck, ND		$589
Bismarck 700 E Main - Bismarck, ND		871
Eagan Unimproved Land - Eagan, MN		423
Georgetown Square Undeveloped - Grand Chute, WI		1,860
Kalispell Unimproved Land - Kalispell, MT		1,424
Monticello Unimproved Land - Monticello, MN		117
Renaissance Heights - Williston, ND		4,600
River Falls Unimproved Land - River Falls, WI		180
Urbandale Unimproved Land - Urbandale, IA		114
Weston Unimproved Land - Weston, WI		812
TOTAL UNIMPROVED LAND		$10,990

DEVELOPMENT IN PROGRESS
1st Avenue Building - Minot, ND		$321
Chateau 2nd Floor Renovation - Minot, ND		1,407
Jamestown Medical Office Building - Jamestown, ND*		1,611
Laramie 1072 Expansion - Laramie, WY		1,810
Minot Arrowhead Outlot - Minot, ND		75
Minot IPS - Minot, ND		2,250
Quarry Ridge 2 - Rochester, MN		15,436
Williston Garden - Williston, ND		4,689
TOTAL DEVELOPMENT IN PROGRESS		$27,599

TOTAL UNITS – RESIDENTIAL SEGMENT	9,161
TOTAL SQUARE FOOTAGE – COMMERCIAL SEGMENTS	12,326,272
TOTAL REAL ESTATE		$1,930,598

(1)	Property was damaged by flooding and/or fire during fiscal year 2012. See Involuntary Conversion of Assets section in Note 2 of the Notes to Consolidated Financial Statements for more information.

Mortgages Payable and Line of Credit

As of April 30, 2012, individual first mortgage loans on the above properties totaled $1.0 billion. Of the $1.0 billion total of mortgage indebtedness on April 30, 2012, $16.2 million, or 1.5%, is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. Principal payments due on our mortgage indebtedness are as follows:

(in thousands)
Year Ended April 30,	Mortgage Principal
2013	$51,162
2014	74,572
2015	106,483
2016	86,464
2017	199,089
Thereafter	530,919
Total	$1,048,689

As of April 30, 2012, the Company has a multi-bank line of credit with First International Bank & Trust as lead bank.  This line of credit has lending commitments of $60.0 million as of April 30, 2012, with a minimum outstanding principal balance requirement of $10.0 million.  The Company had $39.0 million in borrowings outstanding under the line as of April 30, 2012.  The facility has a maturity date of August 12, 2013, and is secured

2012 Annual Report 31
Index

by mortgages on various properties owned by IRET Properties and its subsidiaries.  The interest rate on borrowings under the facility during fiscal year 2012 was Wall Street Journal Prime Rate +1.0%, with a floor of 5.65% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with the lead bank, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2012, the Company believes it is in compliance with the facility covenants. Subsequent to the end of fiscal year 2012, effective June 15, 2012, IRET Properties agreed to an amendment to the line of credit to increase the interest rate spread on borrowings to the Wall Street Journal Prime Rate +1.25% and to lower the floor interest rate to 5.15%. All other terms of the line of credit remain unchanged.

Future Minimum Lease Receipts

The future minimum lease receipts to be received under leases for commercial properties in place as of April 30, 2012, assuming that no options to renew or buy out the leases are exercised, are as follows:

(in thousands)
Year Ended April 30,	Lease Payments
2013	$112,174
2014	102,100
2015	90,119
2016	79,637
2017	65,030
Thereafter	206,791
Total	$655,851

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2012, we spent approximately $35.2 million on capital improvements, tenant improvements and other capital expenditures.

The following table shows total and weighted average per square foot/unit recurring and non-recurring capital expenditures (excluding capital expenditures recoverable from tenants), and, for our commercial segment properties, tenant improvements (excluding tenant-funded tenant improvements) and leasing costs for the three years ended April 30, 2012, 2011 and 2010.  We define recurring capital expenditures as those made on a regular or recurring basis to maintain a property’s competitive position within its market, generally with a depreciable life of 5 to 12 years, but excluding (a) capital expenditures made in the year of acquisition and the following two years (i.e., excluding capital expenditures on non-stabilized properties), (b) improvements associated with the expansion or re-development of a building, (c) renovations to a building which change the underlying classification of the building (for example, from industrial to office or Class C office to Class A office) or (d) capital improvements that represent the addition of something new to a property, rather than the replacement of an existing item.  We believe that recurring capital expenditures is a useful measure of performance because it provides an indication of the expenses that we can expect to incur on an on-going basis. Non-recurring capital expenditures correspond to major capital expenditures for items such as roof replacements or items that result in something new being added to the property (for example, the addition of a new heating and air conditioning unit that is not replacing one previously there), generally with a depreciable life of 20 to 40 years, and include expenditures completed in the year of acquisition and the following two years (i.e., including capital expenditures on non-stabilized properties).

2012 Annual Report 32
Index

	(in thousands except per SF or Unit data)
	Years Ended April 30,
	2012		2011		2010
	Amount	Rate/SF or Unit	Amount	Rate/SF or Unit	Amount	Rate/SF or Unit
Commercial Office Properties:

Non-Recoverable Capital Expenditures
Recurring Capital Expenditures	$148	0.03	$371	0.08	$361	0.07
Non-Recurring Capital Expenditures	$992	0.20	$985	0.19	$1,853	0.37
Tenant Improvements	$5,179	1.02	$4,547	0.90	$4,877	0.97
Leasing Commissions	$1,683	0.33	$2,097	0.41	$1,801	0.36

Commercial Medical Properties:

Non-Recoverable Capital Expenditures
Recurring Capital Expenditures	$86	0.03	$78	0.03	$115	0.05
Non-Recurring Capital Expenditures	$562	0.19	$81	0.03	$185	0.07
Tenant Improvements	$3,736	1.28	$2,090	0.77	$4,306	1.66
Leasing Commissions	$557	0.19	$186	0.07	$425	0.16

Commercial Industrial Properties:

Non-Recoverable Capital Expenditures
Recurring Capital Expenditures	$5	0.00	$0	0.00	$52	0.02
Non-Recurring Capital Expenditures	$256	0.09	$511	0.17	$1,035	0.35
Tenant Improvements	$1,179	0.40	$1,870	0.63	$528	0.18
Leasing Commissions	$317	0.11	$398	0.13	$377	0.13

Commercial Retail Properties:

Non-Recoverable Capital Expenditures
Recurring Capital Expenditures	$49	0.04	$67	0.05	$131	0.09
Non-Recurring Capital Expenditures	$1,062	0.76	$174	0.12	$33	0.02
Tenant Improvements	$214	0.15	$775	0.53	$420	0.29
Leasing Commissions	$215	0.15	$280	0.19	$228	0.16

Multi-Family Residential Properties:

Recurring Capital Expenditures	$6,416	752	$4,997	586	$4,488	488
Non-Recurring Capital Expenditures	$5,001	546	$5,025	580	$5,336	551

Contracts or Options to Purchase

We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements with the tenant. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2012, our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

2012 Annual Report 33
Index

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2012	2011	2010
Billings 2300 Grant Road - Billings, MT	$2,522	$291	$226	$	n/a
Fargo 1320 45th Street N - Fargo, ND	4,160	400	333		n/a
Great Plains - Fargo, ND	15,375	1,843	1,876		1,876
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	21,601	2,152	2,152		2,152
Minnesota National Bank - Duluth, MN	2,272	127	105		164
Missoula 3050 Great Northern - Missoula, MT	2,723	315	243		n/a
Sartell 2000 23rd Street South - Sartell, MN	12,716	868	1,209		1,173
Spring Creek American Falls- American Falls, ID	4,070	234	n/a		n/a
Spring Creek Boise - Boise, ID	5,075	293	n/a		n/a
Spring Creek Eagle - Eagle, ID	4,100	237	n/a		n/a
Spring Creek Meridian - Meridian, ID	7,250	417	n/a		n/a
Spring Creek Overland - Overland, ID	6,725	387	n/a		n/a
Spring Creek Soda Springs - Soda Springs, ID	2,262	130	n/a		n/a
Spring Creek Ustick - Meridian, ID	4,300	246	n/a		n/a
St. Michael Clinic - St. Michael, MN	2,851	248	244		241
Stevens Point - Stevens Point, WI	15,020	1,020	1,104		1,356
Winsted Industrial Building - Winsted, MN	1,049	32	n/a		n/a
Total	$114,071	$9,240	$7,492		$6,962

Properties by State

The following table presents, as of April 30, 2012, the total amount of property owned, net of accumulated depreciation, by state of each of the five major segments of properties owned by us - multi-family residential, commercial office, commercial medical, commercial industrial and commercial retail:

	(in thousands)
State(1)	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	All Segments	% of All Segments
Minnesota	$141,553	$290,160	$242,428	$63,259	$61,093	$798,493	52.6%
North Dakota	129,049	24,308	49,317	8,685	34,122	245,481	16.1%
Nebraska	32,403	77,680	21,330	0	2,421	133,834	8.8%
South Dakota	33,765	5,348	9,073	0	0	48,186	3.2%
Kansas	33,413	13,163	0	0	0	46,576	3.1%
Idaho	0	13,303	32,828	0	0	46,131	3.0%
Montana	30,882	0	7,312	0	2,790	40,984	2.7%
Wyoming	0	0	40,768	0	0	40,768	2.7%
Iowa	9,884	0	0	26,365	0	36,249	2.4%
Missouri	0	30,440	2,525	0	0	32,965	2.2%
Wisconsin	0	9,619	15,943	0	3,415	28,977	1.9%
Colorado	0	19,875	0	0	0	19,875	1.3%
Total	$410,949	$483,896	$421,524	$98,309	$103,841	$1,518,519	100.0%

(2)	As of April 30, 2012, we also owned a retail property in Michigan that was classified as held for sale.

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

2012 Annual Report 34
Index

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Our common shares of beneficial interest trade on the NASDAQ Global Select Market under the symbol IRET. On June 25, 2012, the last reported sales price per share of our common shares on the NASDAQ was $7.59. The following table sets forth the quarterly high and low closing sales prices per share of our common shares as reported on the NASDAQ Global Select Market, and the distributions per common share and limited partnership unit declared with respect to each period.

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2012
April 30, 2012	$7.97	$7.22	$0.1300
January 31, 2012	7.64	6.89	0.1300
October 31, 2011	8.12	6.92	0.1300
July 31, 2011	9.69	8.07	0.1715

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2011
April 30, 2011	$9.54	$8.92	$0.1715
January 31, 2011	9.26	8.74	0.1715
October 31, 2010	8.90	7.97	0.1715
July 31, 2010	9.20	8.25	0.1715

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

Shareholders

As of June 25, 2012, the Company had 4,218 common shareholders of record, and 90,265,194 common shares of beneficial interest (plus 21,260,038 limited partnership units potentially convertible into 21,260,038 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal years ended April 30, 2012, 2011 and 2010, respectively, we issued an aggregate of 518,019, 221,573 and 431,737 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 518,019, 221,573 and 431,737 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2012, except for repurchases of nominal amounts of fractional shares, at shareholder request.

2012 Annual Report 35
Index

Comparative Stock Performance

The information contained in this Comparative Stock Performance section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2007, and ending April 30, 2012, the cumulative total returns for the Company’s common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”), and the FTSE NAREIT Equity REITs Index, which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Market.

The performance graph assumes that at the close of trading on April 30, 2007, the last trading day of fiscal year 2007, $100 was invested in the Company’s common shares and in each of the indexes.  The comparison assumes the reinvestment of all distributions.  Cumulative total shareholder returns for the Company’s common shares, the S&P 500 and the FTSE NAREIT Equity REITs Index are based on the Company’s fiscal year ending April 30.

Total Return Performance
150
125
100
75
50
25
Index Value
Investors Real Estate Trust
S&P 500
FTSE NAREIT Equity REITs
04/30/07
04/30/08
04/30/09
04/30/10
04/30/11
04/30/12

	FY07	FY08	FY09	FY10	FY11	FY12
Investors Real Estate Trust	100.00	103.55	100.36	102.15	118.95	97.85
S&P 500	100.00	95.32	61.66	85.61	100.36	105.13
FTSE NAREIT Equity REITs	100.00	87.49	45.31	76.43	93.43	102.60

Source:  SNL Financial LC

2012 Annual Report 36
Index

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	2012	2011	2010	2009	2008
Consolidated Income Statement Data
Revenue	$241,788	$236,954	$230,943	$227,477	$208,847
Gain on sale of real estate, land, and other investments	$349	$19,365	$68	$54	$556
Income from continuing operations	$9,914	$4,519	$6,094	$10,008	$14,109
(Loss) income from discontinued operations	$(208)	$19,832	$(1,509)	$705	$1,520
Net income	$9,706	$24,351	$4,585	$10,713	$15,629
Net income attributable to noncontrolling interests – Operating Partnership	$(1,359)	$(4,449)	$(562)	$(2,227)	$(3,677)
Net income attributable to Investors Real Estate Trust	$8,212	$20,082	$4,001	$8,526	$12,088
Consolidated Balance Sheet Data
Total real estate investments	$1,557,108	$1,458,245	$1,500,889	$1,472,575	$1,456,178
Total assets	$1,714,367	$1,615,363	$1,660,930	$1,605,091	$1,618,026
Mortgages payable	$1,048,689	$993,803	$1,057,619	$1,070,158	$1,063,858
Revolving lines of credit	$39,000	$30,000	$6,550	$5,500	$0
Total Investors Real Estate Trust shareholders’ equity	$432,989	$411,690	$409,523	$333,009	$344,074

Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations - Investors Real Estate Trust	$.07	$.02	$.04	$.10	$.16
Income (loss) from discontinued operations - Investors Real Estate Trust	$.00	$.20	$(.01)	$.01	$.02
Net income	$.07	$.22	$.03	$.11	$.18
Distributions	$.56	$.69	$.68	$.68	$.67

CALENDAR YEAR	2011	2010	2009	2008	2007
Tax status of distributions
Capital gain	37.48%	0.00%	0.09%	0.00%	1.49%
Ordinary income	18.04%	28.53%	39.17%	53.43%	51.69%
Return of capital	44.48%	71.47%	60.74%	46.57%	46.82%

For the fiscal year ended April 30, 2012, IRET recognized approximately $1.3 million of net capital gain for federal income tax purposes. IRET designates the entire $1.3 million of net capital gain as capital gain dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2012.

Overview

We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2012, our real estate portfolio consisted of 84 multi-family residential properties containing 9,161 apartment units and having a total real estate investment amount net of accumulated depreciation of $411.0

2012 Annual Report 37
Index

million, and 182 commercial properties containing approximately 12.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.5 billion. Our commercial properties consist of:

•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $483.9 million;

•
65 commercial medical properties (including senior housing) containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $421.5 million;

•
19 commercial industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $98.3 million; and

•	30 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $103.8 million.

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

Total revenues of IRET Properties, our operating partnership, increased by $4.8 million to $241.8 million in fiscal year 2012, compared to $237.0 million in fiscal year 2011.  This increase was primarily attributable to the addition of new real estate properties.  We estimate that rent concessions offered to tenants during the twelve months ended April 30, 2012 lowered our operating revenues by approximately $5.7 million, compared to $4.5 million for fiscal year 2011.

On an all-property basis, physical occupancy levels in our total commercial property segments increased to 87.4% in fiscal year 2012 from 86.2% in fiscal year 2011.  Physical occupancy rates in our commercial industrial and commercial retail segments increased; physical occupancy in our commercial office and commercial medical segments decreased.  Physical occupancy in our multi-family residential segment increased to 93.7% in fiscal year 2012 on an all-property basis, from 92.8% in fiscal year 2011.

We continued to experience a challenging market environment in fiscal year 2012. Real estate operating fundamentals remained under pressure in our commercial office segment in particular, as the U.S. economy and local economies in many of our markets continued to be negatively affected by a number of adverse macro conditions. We expect that the ongoing recovery will remain slow and uneven, and that unemployment levels will remain elevated, with consequent challenges to the operating results in our commercial office segment in particular. Our multi-family residential properties continue to perform well, but while we expect to see continued favorable results in this segment in fiscal year 2013, our ability to maintain occupancy levels and selectively raise rents remains dependent on continued economic recovery and employment growth, and many economic forecasts, including those of the Federal Reserve, are predicting lingering high unemployment and slow growth through 2013.  We plan during fiscal year 2013 to continue to pursue the selective disposition of assets in non-core markets, and to work to increase our multi-family residential properties in our identified core markets in the Midwest.

Additional information and more detailed discussions of our fiscal year 2012 operating results are found in the following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

2012 Annual Report 38
Index

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

Real Estate Held For Sale.  Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

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

The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation.

Impairment.  The Company’s long-lived assets are reviewed for impairment quarterly if events or changes in circumstances (such as adverse market conditions, including conditions resulting from an ongoing economic recession) indicate that a long-lived asset might be impaired. Judgments regarding existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and events that occur that affect the financial strength of significant tenants of the assets, including tenants who

2012 Annual Report 39
Index

have filed for bankruptcy.  For long-lived assets in which an impairment indicator is present, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of the asset, including any associated intangibles, subject to evaluation. The evaluation of undiscounted cash flows is subjective and reflects assumptions regarding current market conditions relative to the long-lived asset being evaluated, such as future occupancy, rental rates and capital requirements that could differ materially from actual results.  A worsening real estate market may cause the Company to re-evaluate the assumptions used in our impairment analysis.  If there is an indication of impairment based on this evaluation because the expected undiscounted cash flows plus reversion are less than the asset’s carrying value, impairment is recorded based on the estimated fair value (typically based on a current independent appraisal) of the long-lived asset in comparison to its carrying value.  The results of the Company’s evaluation of impairment analysis could be material to the Company’s financial statements.

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts (approximately $154,000 as of April 30, 2012) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for deferred rents receivable arising from the straight-lining of rents (approximately $1.2 million as of April 30, 2012) and from mortgage loans ($0 as of April 30, 2012). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

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

Income Taxes. The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to distribute to its shareholders 100% of its taxable income. Therefore, no provision for Federal income taxes is required. If the Company fails to distribute the required amount of income to its shareholders, it would fail to qualify as a REIT and substantial adverse tax consequences may result.

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

2012 Annual Report 40
Index

Recent Accounting Pronouncements

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The discussion that follows is based on our consolidated results of operations for the fiscal years ended April 30, 2012, 2011 and 2010.

Revenues

Total revenues for fiscal year 2012 were $241.8 million, compared to $237.0 million in fiscal year 2011 and $230.9 million in fiscal year 2010. Revenues during fiscal year 2012 were $4.8 million greater than revenues in fiscal year 2011 and revenues during fiscal year 2011 were $6.0 million greater than in fiscal year 2010.

For fiscal 2012, the increase in revenue of $4.8 million resulted from:

(in thousands)
Rent in Fiscal 2012 from 8 properties acquired in fiscal year 2011 in excess of that received in 2011 from the same 8 properties	$2,342
Rent from 16 properties acquired in fiscal year 2012	4,707
Decrease in rental income on stabilized properties due primarily to a decrease in occupancy	(3,788)
Increase in straight line rent	2,723
Increase in tenant concessions	(1,150)
$4,834

For fiscal 2011, the increase in revenue of $6.0 million resulted from:

(in thousands)
Rent in Fiscal 2011 from 10 properties acquired in fiscal year 2010 in excess of that received in 2010 from the same 10 properties	$7,799
Rent from 8 properties acquired in fiscal year 2011	2,356
Decrease in rental income on stabilized properties due primarily to a decrease in occupancy	(4,144)
$6,011

As illustrated above, the majority of the increase in our gross revenue for fiscal years 2012 and 2011 ($7.0 million and $10.2 million respectively) resulted from the addition of new real estate properties to the IRET Properties’ portfolio. Rental revenue in fiscal years 2012 and 2011 from stabilized properties decreased $3.8 and $4.1 million, respectively. For the next 12 months, we continue to look to acquisitions and development of new properties and recovery in our stabilized portfolio to be the most significant factors in any increases in our revenues and ultimately our net income.  However, identifying attractive acquisition possibilities remains a continuing challenge.

Gain on Sale of Real Estate

The Company realized a gain on sale of real estate, land and other investments for fiscal year 2012 of approximately $349,000. This compares to an approximately $19.4 million gain on sale of real estate recognized in fiscal year 2011 and approximately $68,000 recognized in fiscal year 2010.  Properties sold in fiscal years 2012 and 2011 are detailed below in the section captioned “Property Dispositions.”

Changes in Expenses and Net Income

Net income available to common shareholders for fiscal year 2012 was $5.8 million, compared to $17.7 million in fiscal year 2011 and $1.6 million in fiscal year 2010. On a per common share basis, net income was $.07 per common share in fiscal year 2012, compared to $.22 per common share in fiscal year 2011 and $.03 in fiscal year 2010.

2012 Annual Report 41
Index

These changes in net income result from the changes in revenues and expenses detailed below:

Changes in net income available to common shareholders for fiscal year 2012 resulted from:

(in thousands)
An increase in net operating income (defined below in the Net Operating Income section) primarily due to acquisitions (not including gain on involuntary conversion)	$8,358
A decrease in net income attributable to noncontrolling interests - Operating Partnership	3,090
An increase in gain on involuntary conversion	274
An increase in other income	356

These increases were offset by:

A decrease in income from discontinued operations	(20,040)
An increase in depreciation/amortization expense related to real estate investments	(1,342)
An increase in interest expense primarily due to the revolving line of credit	(1,293)
An increase in amortization related to non-real estate investments	(537)
A decrease in net loss attributable to noncontrolling interests - consolidated real estate entities	(315)
An increase in other expenses, administrative, advisory and trustee services	(310)
A decrease in interest income	(111)
Total decrease in fiscal 2012 net income available to common shareholders	$(11,870)

Changes in net income available to common shareholders for fiscal year 2011 resulted from:

(in thousands)
An increase in income from discontinued operations	$21,341
A decrease in interest expense primarily due to debt refinancing	1,622
An increase in net operating income (defined below in the Net Operating Income section) (not including gain on involuntary conversion)	351
An increase in net loss attributable to noncontrolling interests - consolidated real estate entities	202

These increases were offset by:
An increase in net income attributable to noncontrolling interests - Operating Partnership	(3,887)
A decrease in gain on involuntary conversion	(1,660)
An increase in depreciation/amortization expense related to real estate investments	(980)
An increase in amortization related to non-real estate investments	(317)
A decrease in interest income	(280)
An increase in other expenses, administrative, advisory and trustee services	(238)
A decrease in other income	(73)
Total increase in fiscal 2011 net income available to common shareholders	$16,081

Net Operating Income

Net Operating Income (“NOI”) is a non-GAAP measure which we define as total real estate revenues less real estate expenses and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments).  We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for commons shareholders or cash flow from operating activities as a measure of financial performance.

The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for fiscal years 2012, 2011 and 2010.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 11 of the Notes to Consolidated Financial Statements in this report.

The tables also show net operating income by reportable operating segment on a stabilized property and non-stabilized property basis.  Stabilized properties are properties owned for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy.  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net

2012 Annual Report 42
Index

income. Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from stabilized properties, since changes from one fiscal year to another in real estate revenue and expenses from non-stabilized properties are due to the addition of those properties to the Company’s real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of the Company’s real estate portfolio.

Fiscal Year 2012 Compared to Fiscal Year 2011

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in fiscal year 2012 compared to fiscal year 2011.

	(in thousands, except percentages)
	Years Ended April 30
	2012	2011	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$231,735	$233,942	$(2,207)	(0.9)%
Non-stabilized(1)	10,053	3,012	7,041	233.8%
Total	$241,788	$236,954	$4,834	2.0%

Real estate expenses
Stabilized	$95,832	$101,191	$(5,359)	(5.3)%
Non-stabilized(1)	2,446	611	1,835	300.3%
Total	$98,278	$101,802	$(3,524)	(3.5)%

Gain on involuntary conversion
Stabilized	$274	$0	$274	100.0%
Non-stabilized(1)	0	0	0	n/a
Total	$274	$0	$274	100.0%

Net operating income
Stabilized	$136,177	$132,751	$3,426	2.6%
Non-stabilized(1)	7,607	2,401	5,206	216.8%
Total	$143,784	$135,152	$8,632	6.4%
Depreciation/amortization	(60,264)	(58,385)
Administrative, advisory and trustee services	(7,381)	(7,222)
Other expenses	(1,898)	(1,747)
Interest expense	(65,113)	(63,820)
Interest and other income	786	541
Income from continuing operations	9,914	4,519
(Loss) income from discontinued operations(2)	(208)	19,832
Net income	$9,706	$24,351

(1)      Non-stabilized properties include:

FY2012 - Multi-Family Residential -
Ashland Apartment Homes, Grand Forks, ND; Chateau, Minot, ND; Cottage West Twin Homes, Sioux Falls, SD; Evergreen II, Isanti, MN; Gables Townhomes, Sioux Falls, SD; Grand Gateway Apartment Homes, St Cloud, MN; North Pointe II, Bismarck, ND; Regency Park Estates, St Cloud, MN; Sierra Vista, Sioux Falls, SD and Williston Garden Apartments, Williston, ND.

Commercial Office -	1st Avenue Building, Minot, ND and Omaha 10802 Farnam Drive, Omaha, NE.
Commercial Medical -
Billings 2300 Grant Road, Billings, MT; Edgewood Vista-Minot, Minot, ND; Edina 6525 Drew Avenue, Edina, MN; Missoula 3050 Great Northern Avenue, Missoula, MT; Spring Creek American Falls, American Falls, ID; Spring Creek Soda Springs, Soda Springs, ID; Spring Creek Eagle, Eagle, ID; Spring Creek Meridian, Meridian, ID; Spring Creek Overland, Boise, ID; Spring Creek Boise, Boise, ID; Spring Creek Ustick, Meridian, ID and Trinity at Plaza 16, Minot, ND.

Commercial Industrial -	Fargo 1320 45th Street North, Fargo, ND.
Commercial Retail -	Minot 1400 31st Ave, Minot, ND.

2012 Annual Report 43
Index

FY2011 - Multi-Family Residential -	Chateau, Minot, ND; North Pointe II, Bismarck, ND and Sierra Vista, Sioux Falls, SD.
Commercial Office -	1st Avenue Building, Minot, ND and Omaha 10802 Farnam Drive, Omaha, NE.
Commercial Medical -	Billings 2300 Grant Road, Billings, MT; Edgewood Vista-Minot, Minot, ND and Missoula 3050 Great Northern Avenue, Missoula, MT .
Commercial Industrial -	Fargo 1320 45th Street North, Fargo, ND.
Commercial Retail -	Minot 1400 31st Ave, Minot, ND.

(2)      Discontinued operations include gain on disposals and income from operations for:

2012 Dispositions and Properties Held for Sale – Livingston Pamida, East Grand Station, Georgetown Square Condos and Kentwood Thomasville Furniture.

2011 Dispositions – Miramont Apartments, Neighborhood Apartments, Pinecone Apartments, Waconia, Dakota Hill, Edgewood Vista Fargo and Ladysmith Pamida.

An analysis of NOI by segment follows.

Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by approximately $4.9 million in fiscal year 2012 compared to fiscal year 2011.  Approximately $2.9 million of this increase was due to increased occupancy across our multifamily portfolio; increased occupancy in some instances allows for rental rate increases, which accounted for approximately $1.1 million of additional revenue in this segment in fiscal year 2012 compared to fiscal year 2011. The remainder of the real estate revenue increase is attributable to a decrease of $405,000 in allowances and concessions and an increase of $495,000 in other fee revenue items.

Real estate expenses at stabilized properties decreased by $422,000 in fiscal year 2012 compared to fiscal year 2011.  The mild winter season permitted overall lower utilities usage for a reduction in expense of approximately $61,000, and reduced snow removal expenses by $529,000. Additionally, of the $422,000 decrease in real estate expenses in this segment in fiscal year 2012 compared to fiscal year 2011, approximately $293,000 was due to lower property management expense, which includes lower fees to third party managers, savings from the Company’s internal marketing initiative and less bad debt write-off.   These decreases in expenses were offset by an increase in insurance expense of $440,000, in under-deductible losses of $329,000, and in $114,000 of other expense items.

	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$70,982	$66,080	$4,902	7.4%
Non-stabilized	3,208	758	2,450	323.2%
Total	$74,190	$66,838	$7,352	11.0%

Real estate expenses
Stabilized	$33,371	$33,793	$(422)	(1.2)%
Non-stabilized	1,419	336	1,083	322.3%
Total	$34,790	$34,129	$661	1.9%

Net operating income
Stabilized	$37,611	$32,287	$5,324	16.5%
Non-stabilized	1,789	422	1,367	323.9%
Total	$39,400	$32,709	$6,691	20.5%

Occupancy	2012	2011
Stabilized	94.2%	92.8%
Non-stabilized	86.8%	93.9%
Total	93.7%	92.8%

2012 Annual Report 44
Index

Commercial Office

Real estate revenue from stabilized properties in our commercial office segment decreased by approximately $4.3 million in fiscal year 2012 compared to fiscal year 2011, due to a continued decrease in occupancy which resulted in a reduction in rental revenue of $1.3 million and in tenant reimbursements of $2.8 million. Allowances and concessions increased by $1.2 million, further reducing revenue. These reductions in revenue were offset by an increase in straight line rents of $615,000 and an increase in lease termination fees of $313,000.

Real estate expenses from stabilized properties decreased by approximately $1.6 million in fiscal year 2012 as compared to fiscal 2011, primarily due to maintenance expense decreasing by $1.4 million, mainly as a result of lower snow removal costs, a reduction in real estate taxes of $267,000 due to successful appeals, and a reduction of $283,000 in third party management fees due to bringing property management in-house; offset by an increase in insurance expense of $405,000 and an increase in other expense items of $55,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$72,995	$77,257	$(4,262)	(5.5)%
Non-stabilized	1,339	490	849	173.3%
Total	$74,334	$77,747	$(3,413)	(4.4)%

Real estate expenses
Stabilized	$34,256	$35,855	$(1,599)	(4.5)%
Non-stabilized	560	200	360	180.0%
Total	$34,816	$36,055	$(1,239)	(3.4)%

Net operating income
Stabilized	$38,739	$41,402	$(2,663)	(6.4)%
Non-stabilized	779	290	489	168.6%
Total	$39,518	$41,692	$(2,174)	(5.2)%

Occupancy	2012	2011
Stabilized	78.4%	79.5%
Non-stabilized	98.7%	98.7%
Total	78.6%	79.7%

2012 Annual Report 45
Index

Commercial Medical

Real estate revenue from stabilized properties in our commercial medical segment decreased by approximately $3.8 million in fiscal year 2012 compared to fiscal year 2011.  The decrease was primarily due to a reduction in revenue of $2.2 million at our Wyoming senior living facilities following the sale of our TRS and a change to a triple net lease structure in December 2011. The decrease was also due to a reduction of $1.9 million in scheduled rent at some assisted living facilities, following amendment of the leases to shorten terms and remove purchase options. Lower occupancy also decreased revenue by approximately $883,000, offset by an increase in straight line rent of $1.5 million and an increase in other revenue items of $298,000.

Real estate expenses from stabilized properties decreased by approximately $2.1 million, primarily due to the operating change from a TRS structure to a triple net lease structure, which reduced real estate expenses by approximately $2.2 million, and to a decrease in maintenance expense of $382,000, primarily due to lower snow removal costs, a reduction in utilities expense of $110,000, and other total expense reductions of $130,000. These expense reductions were offset by an increase in real estate taxes of $234,000 and an increase in insurance expense of $228,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Commercial Medical

Real estate revenue
Stabilized	$61,046	$64,886	$(3,840)	(5.9)%
Non-stabilized	4,485	1,162	3,323	286.0%
Total	$65,531	$66,048	$(517)	(0.8)%

Real estate expenses
Stabilized	$20,342	$22,428	$(2,086)	(9.3)%
Non-stabilized	313	23	290	1,260.9%
Total	$20,655	$22,451	$(1,796)	(8.0)%

Net operating income
Stabilized	$40,704	$42,458	$(1,754)	(4.1)%
Non-stabilized	4,172	1,139	3,033	266.3%
Total	$44,876	$43,597	$1,279	2.9%

Occupancy	2012	2011
Stabilized	93.8%	95.8%
Non-stabilized	99.9%	100.0%
Total	94.5%	96.0%

2012 Annual Report 46
Index

Commercial Industrial

Real estate revenue from stabilized properties in our commercial industrial segment increased by approximately $1.1 million in fiscal year 2012 compared to fiscal year 2011. The increase was primarily due to increased occupancy, which provided for additional revenue from rents of $717,000 and additional tenant reimbursements of $599,000, offset by an increase in allowance and concessions of $197,000 and an increase in other revenue items of $19,000.

Real estate expenses from stabilized properties decreased by $778,000 in fiscal 2012 compared to fiscal 2011, primarily due to a recovered bad debt from a former tenant in bankruptcy of approximately $700,000 and reduced utility expense of $325,000, offset by an increase in real estate taxes of $167,000, an increase in insurance expense of $108,000, and an increase in other total expenses of $42,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$13,884	$12,797	$1,087	8.5%
Non-stabilized	441	368	73	19.8%
Total	$14,325	$13,165	$1,160	8.8%

Real estate expenses
Stabilized	$3,543	$4,321	$(778)	(18.0)%
Non-stabilized	6	7	(1)	(14.3)%
Total	$3,549	$4,328	$(779)	(18.0)%

Net operating income
Stabilized	$10,341	$8,476	$1,865	22.0%
Non-stabilized	435	361	74	20.5%
Total	$10,776	$8,837	$1,939	21.9%

Occupancy	2012	2011
Stabilized	95.4%	90.0%
Non-stabilized	100.0%	100.0%
Total	95.5%	90.1%

2012 Annual Report 47
Index

Commercial Retail

Real estate revenue from stabilized properties in our commercial retail segment decreased by approximately $94,000 in fiscal year 2012 compared to fiscal year 2011. Occupancy increased as a percentage of square feet leased; however, lease renewal rates were lower for new or existing tenants.

Real estate expenses from stabilized properties decreased by $474,000, primarily due to decreased maintenance expense of $513,000, mainly as a result of reduced snow removal expense, and to utility expenses decreasing by $68,000, offset by an increase in real estate tax of $83,000, an increase in insurance expense of $106,000 and an increase in other property management expense items of $82,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$12,828	$12,922	$(94)	(0.7)%
Non-stabilized	580	234	346	147.9%
Total	$13,408	$13,156	$252	1.9%

Real estate expenses
Stabilized	$4,320	$4,794	$(474)	(9.9)%
Non-stabilized	148	45	103	228.9%
Total	$4,468	$4,839	$(371)	(7.7)%

Gain on involuntary conversion
Stabilized	$274	$0	$274	100.0%
Non-stabilized	0	0	0	n/a
Total	$274	$0	$274	100.0%

Net operating income
Stabilized	$8,782	$8,128	$654	8.0%
Non-stabilized	432	189	243	128.6%
Total	$9,214	$8,317	$897	10.8%

Occupancy	2012	2011
Stabilized	86.6%	83.2%
Non-stabilized	100.0%	53.6%
Total	87.1%	82.2%

2012 Annual Report 48
Index

Fiscal Year 2011 Compared to Fiscal Year 2010

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in fiscal year 2011 compared to fiscal year 2010.

	(in thousands, except percentages)
	Years Ended April 30
	2011	2010	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$222,537	$226,681	$(4,144)	(1.8)%
Non-stabilized(1)	14,417	4,262	10,155	238.3%
Total	$236,954	$230,943	$6,011	2.6%

Real estate expenses
Stabilized	$93,020	$93,164	$(144)	(0.2)%
Non-stabilized(1)	8,782	2,978	5,804	194.9%
Total	$101,802	$96,142	$5,660	5.9%

Gain on involuntary conversion
Stabilized	$0	$1,660	$(1,660)	(100.0)%
Non-stabilized(1)	0	0	0	n/a
Total	$0	$1,660	$(1,660)	(100.0)%

Net operating income
Stabilized	$129,517	$135,177	$(5,660)	(4.2)%
Non-stabilized(1)	5,635	1,284	4,351	338.9%
Total	$135,152	$136,461	$(1,309)	(1.0)%
Depreciation/amortization	(58,385)	(57,088)
Administrative, advisory and trustee services	(7,222)	(6,218)
Other expenses	(1,747)	(2,513)
Interest expense	(63,820)	(65,442)
Interest and other income	541	894
Income from continuing operations	4,519	6,094
Income (loss) from discontinued operations	19,832	(1,509)
Net income	$24,351	$4,585

(1)	Non-stabilized properties include:

FY2011 - Multi-Family Residential -	Crown Apartments, Rochester, MN; Northern Valley Apartments, Rochester, MN; North Pointe II, Bismarck, ND and Sierra Vista, Sioux Falls, SD.
Commercial Office -	IRET Corporate Plaza, Minot, ND; Minot 2505 16th St SW, Minot, ND; 1st Avenue Building, Minot, ND and Omaha 10802 Farnam Drive, Omaha, NE.
Commercial Medical -
Casper 1930 E 12th Street (Park Place), Casper, WY; Casper 3955 E 12th Street (Meadow Wind), Casper, WY; Cheyenne 4010 N College Drive (Aspen Wind), Cheyenne, WY; Cheyenne 4060 N College Drive (Sierra Hills), Cheyenne, WY; Laramie 1072 N 22nd Street (Spring Wind), Laramie, WY; Billings 2300 Grant Road, Billings, MT; Missoula 3050 Great Northern Avenue, Missoula, MT and Edgewood Vista-Minot, Minot, ND.

Commercial Industrial -	Clive 2075 NW 94th St., Clive, IA and Fargo 1320 45th Street North, Fargo, ND.
Commercial Retail -	Minot 1400 31st Ave, Minot, ND.

FY2010 - Multi-Family Residential -	Crown Apartments, Rochester, MN and Northern Valley Apartments, Rochester, MN.
Commercial Office -	IRET Corporate Plaza, Minot, ND; Minot 2505 16th St SW, Minot, ND and 1st Avenue Building, Minot, ND.
Commercial Medical -
Casper 1930 E 12th Street (Park Place), Casper, WY; Casper 3955 E 12th Street (Meadow Wind), Casper, WY; Cheyenne 4010 N College Drive (Aspen Wind), Cheyenne, WY; Cheyenne 4060 N College Drive (Sierra Hills), Cheyenne, WY; Laramie 1072 N 22nd Street (Spring Wind), Laramie, WY; Billings 2300 Grant Road, Billings, MT; Missoula 3050 Great Northern Avenue, Missoula, MT and Fox River.

Commercial Industrial -	Clive 2075 NW 94th St., Clive, IA.

2012 Annual Report 49
Index

(1)	Discontinued operations include gain on disposals and income from operations for:

2012 Dispositions and Properties Held for Sale – Livingston Pamida, East Grand Station, Georgetown Square Condos and Kentwood Thomasville Furniture.

2011 Dispositions – Miramont Apartments, Neighborhood Apartments, Pinecone Apartments, Waconia, Dakota Hill, Edgewood Vista Fargo and Ladysmith Pamida.

2010 Dispositions – 12 South Main and Sweetwater Grafton.

An analysis of NOI by segment follows.

Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $818,000 in fiscal year 2011 compared to fiscal year 2010, due to an increase in rent of $723,000 and in other rent income of $548,000, offset by an increase of $379,000 in allowances and concessions.

Real estate expenses from stabilized properties increased by approximately $1.2 million, due to an increase in maintenance expense of  $1.1 million, in property management expense of  $275,000, in real estate tax expense of $156,000, and in utilities expense of $118,000, offset by a decrease of $470,000 in insurance expense.

	(in thousands, except percentages)
	Years Ended April 30,
	2011	2010	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$66,235	$65,417	$818	1.3%
Non-stabilized	603	61	542	888.5%
Total	$66,838	$65,478	$1,360	2.1%

Real estate expenses
Stabilized	$33,768	$32,603	$1,165	3.6%
Non-stabilized	361	12	349	2,908.3%
Total	$34,129	$32,615	$1,514	4.6%

Gain on involuntary conversion
Stabilized	0	$1,660	$(1,660)	(100.0)%
Non-stabilized	0	0	0	n/a
Total	$0	$1,660	$(1,660)	(100.0)%

Net operating income
Stabilized	$32,467	$34,474	$(2,007)	(5.8)%
Non-stabilized	242	49	193	393.9%
Total	$32,709	$34,523	$(1,814)	(5.3)%

Occupancy	2011	2010
Stabilized	92.8%	89.7%
Non-stabilized	91.7%	95.3%
Total	92.8%	89.7%

2012 Annual Report 50
Index

Commercial Office

Real estate revenue from stabilized properties in our commercial office segment decreased by approximately $5.1 million in fiscal year 2011 compared to fiscal year 2010, primarily due to a decrease in occupancy which resulted in a reduction in rental revenue of $2.7 million, a decrease in tenant reimbursements of $1.4 million and an increase in allowance and concessions of $1.3 million, offset by an increase in straight line rents of $240,000 and in other rent income of $67,000.

Real estate expenses from stabilized properties decreased by approximately $1.0 million due to a decrease in property management expenses of $623,000, in insurance expense of $553,000 and in real estate taxes of $348,000, offset by an increase in utilities expense of $290,000 and in maintenance expense of $229,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2011	2010	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$76,820	$81,942	$(5,122)	(6.3)%
Non-stabilized	927	137	790	576.6%
Total	$77,747	$82,079	$(4,332)	(5.3)%

Real estate expenses
Stabilized	$35,633	$36,638	$(1,005)	(2.7)%
Non-stabilized	422	195	227	116.4%
Total	$36,055	$36,833	$(778)	(2.1)%

Net operating income
Stabilized	$41,187	$45,304	$(4,117)	(9.1)%
Non-stabilized	505	(58)	563	970.7%
Total	$41,692	$45,246	$(3,554)	(7.9)%

Occupancy	2011	2010
Stabilized	79.2%	83.9%
Non-stabilized	99.4%	51.0%
Total	79.7%	83.4%

2012 Annual Report 51
Index

Commercial Medical

Real estate revenue from stabilized properties in our commercial medical segment increased by $475,000 in fiscal year 2011 compared to fiscal year 2010, primarily due to an increase in tenant reimbursements of $1.0 million and in rent of $303,000, and to a decrease in allowance and concessions of $160,000. An increase in occupancy increased revenue by $150,000, offset by a decrease in straight line rents of $558,000 and in other revenue items of $612,000.

Real estate expenses from stabilized properties decreased by $519,000, due to a decrease in property management expense of $1.2 million and in insurance expense of $267,000, offset by an increase in real estate taxes of $636,000, in maintenance expense of $209,000 and in utilities expense of $78,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2011	2010	$ Change	% Change
Commercial Medical

Real estate revenue
Stabilized	$54,128	$53,653	$473	0.9%
Non-stabilized	11,920	3,786	8,134	214.8%
Total	$66,048	$57,439	$8,609	15.0%

Real estate expenses
Stabilized	$14,610	$15,129	$(519)	(3.4)%
Non-stabilized	7,841	2,700	5,141	190.4%
Total	$22,451	$17,829	$4,622	25.9%

Net operating income
Stabilized	$39,518	$38,524	$994	2.6%
Non-stabilized	4,079	1,086	2,993	275.6%
Total	$43,597	$39,610	$3,987	10.1%

Occupancy	2011	2010
Stabilized	95.3%	95.7%
Non-stabilized	100.0%	90.0%
Total	96.0%	95.1%

2012 Annual Report 52
Index

Commercial Industrial

Real estate revenue from stabilized properties in our commercial industrial segment decreased by approximately $385,000 in fiscal year 2011 compared to fiscal year 2010, due to a decrease in scheduled rent of $493,000, an increase in allowance and concessions of $290,000, and a decrease in tenant reimbursements of $141,000, offset by an increase in straight line rents of $380,000 and in other rent income of $159,000.

Real estate expenses from stabilized properties increased by $166,000 due to an increase in utility expense of $203,000, in real estate taxes of  $28,000, in maintenance expense of  $23,000 and in property management expenses of $9,000, offset by a decrease in insurance expense of $97,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2011	2010	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$12,432	$12,817	$(385)	(3.0)%
Non-stabilized	733	278	455	163.7%
Total	$13,165	$13,095	$70	0.5%

Real estate expenses
Stabilized	$4,216	$4,050	$166	4.1%
Non-stabilized	112	71	41	57.7%
Total	$4,328	$4,121	$207	5.0%

Net operating income
Stabilized	$8,216	$8,767	$(551)	(6.3)%
Non-stabilized	621	207	414	200.0%
Total	$8,837	$8,974	$(137)	(1.5)%

Occupancy	2011	2010
Stabilized	89.8%	90.6%
Non-stabilized	100.0%	100.0%
Total	90.1%	90.7%

2012 Annual Report 53
Index

Commercial Retail

Real estate revenue from stabilized properties in our commercial retail segment increased by approximately $70,000 in fiscal year 2011 compared to fiscal year 2010, due to an increase in tenant reimbursements of $439,000, an increase in occupancy resulting in an increase in revenue of $230,000, an increase in straight line rents of $96,000 and an increase in other rent income of $42,000, offset by a decrease in scheduled rent of $525,000 due to leasing up space at lower rental rates and an increase in allowances and concessions of $212,000.

Real estate expenses from stabilized properties increased by $49,000 due to an increase in maintenance expense of $338,000, offset by a decrease in insurance expense of $113,000, in real estate taxes of $98,000,  in property management expenses of $74,000 and in utilities expense of $4,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2011	2010	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$12,922	$12,852	$70	0.5%
Non-stabilized	234	0	234	100.0%
Total	$13,156	$12,852	$304	2.4%

Real estate expenses
Stabilized	$4,793	$4,744	$49	1.0%
Non-stabilized	46	0	46	100.0%
Total	$4,839	$4,744	$95	2.0%

Net operating income
Stabilized	$8,129	$8,108	$21	0.3%
Non-stabilized	188	0	188	100.0%
Total	$8,317	$8,108	$209	2.6%

Occupancy	2011	2010
Stabilized	83.2%	82.7%
Non-stabilized	53.6%	n/a
Total	82.2%	82.7%

Comparison of Results from Commercial and Residential Properties
The following table presents an analysis of the relative investment in (corresponding to “Property owned” on the balance sheet, i.e., cost), and net operating income of, our commercial and multi-family residential properties over the past three fiscal years:

	(in thousands, except percentages)
Fiscal Years Ended April 30	2012	%	2011	%	2010	%
Real Estate Investments – (cost before depreciation)
Multi-Family Residential	$539,783	28.5%	$484,815	27.4%	$556,867	30.9%
Commercial Office	605,318	32.0%	595,491	33.6%	582,943	32.4%
Commercial Medical	500,268	26.4%	447,831	25.3%	430,229	23.9%
Commercial Industrial	119,002	6.3%	117,602	6.6%	113,249	6.3%
Commercial Retail	127,638	6.8%	125,059	7.1%	117,231	6.5%
Total	$1,892,009	100.0%	$1,770,798	100.0%	$1,800,519	100.0%
Net Operating Income
Multi-Family Residential	$39,400	27.4%	$32,709	24.2%	$34,523	25.3%
Commercial Office	39,518	27.5%	41,692	30.8%	45,246	33.2%
Commercial Medical	44,876	31.2%	43,597	32.3%	39,610	29.0%
Commercial Industrial	10,776	7.5%	8,837	6.5%	8,974	6.6%
Commercial Retail	9,214	6.4%	8,317	6.2%	8,108	5.9%
Total	$143,784	100.0%	$135,152	100.0%	$136,461	100.0%

2012 Annual Report 54
Index

Analysis of Lease Expirations and Credit Risk

The following table shows the annual lease expiration percentages and base rent of expiring leases for the total commercial segments properties (including real estate held for sale) owned by us as of April 30, 2012, for fiscal years 2013 through 2022, and the leases that will expire during fiscal year 2023 and beyond. Our multi-family residential properties are excluded from this table, since residential leases are generally for a one-year term.

Fiscal Year of Lease Expiration	Square Footage of Expiring Leases	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration	Percentage of Total Commercial Segments Annualized Base Rent
2013	971,511	9.4%	$10,885,609	9.0%
2014	1,449,127	14.1%	15,815,281	13.1%
2015	1,190,948	11.6%	12,159,254	10.0%
2016	1,645,734	16.0%	16,623,282	13.7%
2017	1,360,739	13.2%	18,498,152	15.3%
2018	398,760	3.9%	6,600,155	5.5%
2019	874,526	8.5%	10,368,301	8.6%
2020	429,403	4.2%	5,266,278	4.3%
2021	181,175	1.8%	2,504,072	2.1%
2022	1,428,414	13.9%	14,827,636	12.3%
Thereafter	350,872	3.4%	7,378,013	6.1%
Totals	10,281,209	100.0%	$120,926,033	100.0%

The following table lists our top ten commercial tenants on April 30, 2012, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of April 1, 2012.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 12.4% of our total commercial segments’ minimum rents as of April 1, 2012.

Lessee	% of Total Commercial Segments Minimum Rents as of April 1, 2012
Affiliates of Edgewood Vista	12.4%
St. Luke’s Hospital of Duluth, Inc.	3.5%
Fairview Health Services	3.4%
Applied Underwriters	2.2%
Affiliates of Siemens USA	1.6%
HealthEast Care System	1.6%
Affiliates of Hewlett Packard	1.4%
Nebraska Orthopaedic Hospital	1.3%
Microsoft (NASDAQ: MSFT)	1.3%
Arcadis Corporate Services, Inc.	1.2%
All Others	70.1%
Total Monthly Commercial Rent as of April 1, 2012	100.0%

2012 Annual Report 55
Index

Property Acquisitions

IRET Properties paid approximately $97.1 million for real estate properties added to its portfolio during fiscal year 2012, compared to $45.6 million in fiscal year 2011. The fiscal year 2012 and 2011 additions are detailed below.

Fiscal 2012 (May 1, 2011 to April 30, 2012)

		(in thousands)
Acquisitions and Development Projects Placed in Service	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
147 unit - Regency Park Estates - St. Cloud, MN	8/1/11	$702	$10,198	$0	$10,900
50 unit - Cottage West Twin Homes - Sioux Falls, SD	10/12/11	968	3,762	0	4,730
24 unit - Gables Townhomes - Sioux Falls, SD	10/12/11	349	1,921	0	2,270
36 unit - Evergreen II - Isanti, MN	11/1/11	691	2,784	0	3,475
116 unit - Grand Gateway - St. Cloud MN	2/16/12	814	7,086	0	7,900
84 unit - Ashland - Grand Forks, ND	3/16/12	741	7,569	0	8,310
72 unit - Williston Garden Buildings 1 and 2 - Williston, ND(1)	4/27/12	700	8,978	0	9,678
		4,965	42,298	0	47,263

Commercial Medical
17,273 sq. ft Spring Creek American Falls - American Falls, ID	9/1/11	145	3,870	55	4,070
15,571 sq. ft Spring Creek Soda Springs - Soda Springs, ID	9/1/11	66	2,134	30	2,230
15,559 sq. ft Spring Creek Eagle - Eagle, ID	9/1/11	263	3,775	62	4,100
31,820 sq. ft Spring Creek Meridian - Meridian, ID	9/1/11	424	6,724	102	7,250
26,605 sq. ft Spring Creek Overland - Boise, ID	9/1/11	687	5,941	97	6,725
16,311 sq. ft Spring Creek Boise - Boise, ID	9/1/11	708	4,296	71	5,075
26,605 sq. ft Spring Creek Ustick - Meridian, ID	9/1/11	467	3,833	0	4,300
Meadow Wind Land - Casper, WY	9/1/11	50	0	0	50
24,795 sq. ft Trinity at Plaza 16 - Minot, ND(2)	9/23/11	0	5,685	0	5,685
3,431 sq. ft Edina 6525 Drew Ave S - Edina, MN	10/13/11	388	117	0	505
22,193 sq. ft Meadow Winds Addition - Casper, WY(3)	12/30/11	0	3,952	0	3,952
		3,198	40,327	417	43,942

Commercial Retail
19,037 sq. ft. Jamestown Buffalo Mall - Jamestown, ND(4)	6/15/11	0	879	0	879

Unimproved Land
Industrial-Office Build-to-Suit - Minot, ND	9/7/11	416	0	0	416
Renaissance Heights - Williston, ND	4/11/12	4,600	0	0	4,600
		5,016	0	0	5,016

Total Property Acquisitions		$13,179	$83,504	$417	$97,100

(1)	Development property placed in service April 27, 2012. Buildings 3 and 4 of this project are expected to be placed in service during the first quarter of fiscal year 2013.
(2)	Development property placed in service September 23, 2011. Additional costs paid in fiscal year 2011 totaled $3.3 million, for a total project cost at April 30, 2012 of $9.0 million.
(3)	Expansion project placed in service December 30, 2011.
(4)	Construction project placed in service June 15, 2011. Additional costs paid in fiscal year 2011 totaled $1.4 million, for a total project cost at April 30, 2012 of $2.3 million.

2012 Annual Report 56
Index

Fiscal 2011 (May 1, 2010 to April 30, 2011)

		(in thousands)
Acquisitions and Development Projects Placed in Service	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
24 unit - North Pointe 2 - Bismarck, ND	2/3/11	$159	$1,713	$0	$1,872
44 unit - Sierra Vista - Sioux Falls, SD	2/28/11	241	2,097	0	2,338
		400	3,810	0	4,210

Commercial Office
58,574 sq. ft. Omaha 10802 Farnam Dr - Omaha, NE	12/16/10	2,462	4,374	1,459	8,295

Commercial Medical
14,705 sq. ft. Billings 2300 Grant Road - Billings, MT	7/15/10	649	1,216	657	2,522
14,640 sq. ft. Missoula 3050 Great Northern - Missoula, MT	7/15/10	640	1,331	752	2,723
108,503 sq. ft. Edgewood Vista Minot - Minot, ND	11/10/10	1,046	11,590	2,545	15,181
23,965 sq. ft. Edgewood Vista Spearfish Expansion - Spearfish, SD1	1/10/11	0	2,777	0	2,777
		2,335	16,914	3,954	23,203

Commercial Industrial
42,244 sq. ft. Fargo 1320 45th St N - Fargo, ND2	6/22/10	0	1,634	0	1,634

Commercial Retail
47,709 sq. ft. Minot 1400 31st Ave - Minot, ND	12/10/10	1,026	6,143	1,081	8,250

Total Property Acquisitions		$6,223	$32,875	$6,494	$45,592

(1)	Expansion project placed in service January 10, 2011. Approximately $497,000 of this cost was incurred in the three months ended April 30, 2011.
(2)	Development property placed in service June 22, 2010. Additional costs incurred in fiscal year 2010 totaled $2.3 million, for a total project cost at April 30, 2011 of $3.9 million.

Property Dispositions

During fiscal year 2012, the Company disposed of two retail properties for an aggregate sales price of $3.2 million, compared to dispositions totaling $83.3 million in fiscal year 2011.  The fiscal year 2012 and 2011 dispositions are detailed below.

Fiscal 2012 (May 1, 2011 to April 30, 2012)

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Retail
41,200 sq ft. Livingstone Pamida - Livingston, MT	$2,175	$1,586	$589
12,556 sq ft. East Grand Station – East Grand Forks, MN	$1,062	$1,302	$(240)

Total Property Dispositions	$3,237	$2,888	$349

2012 Annual Report 57
Index

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

Funds From Operations

IRET considers Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” In addition, in October 2011 NAREIT clarified its computation of FFO so as to exclude impairment charges for all periods presented. Because of limitations of the FFO definition adopted by NAREIT, IRET has made certain interpretations in applying the definition. IRET believes all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.

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

2012 Annual Report 58
Index

FFO does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of sufficient cash flow to fund all of IRET’s needs or its ability to service indebtedness or make distributions.

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2012 was $67.3 million, compared to $62.2 million and $63.2 million for the fiscal years ended April 30, 2011 and 2010, respectively.

Reconciliation of Net Income Attributable to Investors Real Estate Trust to Funds From Operations

For the years ended April 30, 2012, 2011 and 2010:

	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2012				2011				2010
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income attributable to Investors Real Estate Trust	$8,212		$		$20,082		$		$4,001		$
Less dividends to preferred shareholders	(2,372)				(2,372)				(2,372)
Net income available to common shareholders	5,840	83,557		0.07	17,710	78,628		0.22	1,629	69,093		0.03
Adjustments:
Noncontrolling interests – Operating Partnership	1,359	19,875			4,449	20,154			562	20,825
Depreciation and amortization(1)	60,057				59,402				59,383
Impairment of real estate	428				0				1,678
Gains on depreciable property sales	(349)				(19,365)				(68)
Funds from operations applicable to common shares and Units	$67,335	103,432		$0.65	$62,196	98,782		$0.63	$63,184	89,918		$0.70

(1)
Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Consolidated Statements of Operations, totaling $60,264, $58,385 and $57,088 and depreciation/amortization from Discontinued Operations of $60, $1,289 and $2,675, less corporate-related depreciation and amortization on office equipment and other assets of $267, $272 and $380 for the fiscal year ended April 30, 2012, 2011 and 2010.

(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Cash Distributions

The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2012, 2011 and 2010:

	Fiscal Years
Quarters	2012	2011	2010
First	$.1715	$.1715	$.1705
Second	.1300	.1715	.1710
Third	.1300	.1715	.1715
Fourth	.1300	.1715	.1715
	$.5615	$.6860	$.6845

The fiscal year 2012 cash distributions decreased 18.1% over the cash distributions paid during fiscal year 2011, and fiscal year 2011 cash distributions increased 0.2% over the cash distributions paid during fiscal year 2010.

2012 Annual Report 59
Index

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

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its unsecured lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings, and the Company believes it will have sufficient cash to meet its commitments over the next twelve months. However, the commercial and residential real estate markets continue to experience significant challenges including reduced occupancies and rental rates as well as restrictions on the availability of financing.  In the event of further deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations.

For the fiscal year ended April 30, 2012, the Company paid distributions totaling $46.9 million in cash and $10.8 million in common shares pursuant to our DRIP to common shareholders and unitholders of the Operating Partnership, as compared to net cash provided by operating activities of $65.1 million and funds from operations of $67.3 million.

To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company’s long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, the Company intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of UPREIT Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or unsecured indebtedness.  However, our ability to raise funds through the sale of equity securities, the sale of properties, and additional long-term secured or unsecured borrowings is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance, and the current trading price of our common shares, and the capital and debt markets may not consistently be available at all or on terms that we consider attractive. In particular, as a result of the economic downturn and turmoil in the capital markets, the availability of secured and unsecured loans was for a time sharply curtailed. We cannot predict whether these conditions will recur. As a result of general economic conditions in our markets, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset values.

Sources and Uses of Cash

As of April 30, 2012, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on August 12, 2013, and had, as of April 30, 2012, lending commitments of $60.0 million. Participants in this secured credit facility as of April 30, 2012 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota; American State Bank & Trust Company

2012 Annual Report 60
Index

and Town & Country Credit Union. As of April 30, 2012, the Company had advanced $39.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The interest rate on borrowings under the facility during fiscal year 2012 was Wall Street Journal Prime Rate +1.0%, with a floor of 5.65% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2012, 23 properties with a total cost of $114.6 million collateralized this line of credit. As of April 30, 2012, the Company believes it is in compliance with the facility covenants. Subsequent to the end of fiscal year 2012, effective June 15, 2012, IRET Properties agreed to an amendment to the line of credit to increase the interest rate spread on borrowings to the Wall Street Journal Prime Rate +1.25% and to lower the floor interest rate to 5.15%. All other terms of the line of credit remain unchanged.

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2012, the Company’s compensating balances consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000; and American National Bank, Omaha, Nebraska, deposit of $400,000.

The Company has an effective shelf registration statement under which it has registered common and preferred shares of beneficial interest with an aggregate public offering price of up to $150.0 million. On January 20, 2012, the Company entered into a continuous equity offering program under this shelf registration statement with BMO Capital Markets Corp. (“BMO”) as sales agent, pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $100.0 million. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by IRET.  During fiscal year 2012, IRET issued 3.3 million common shares under this program for gross proceeds of $24.5 million and net proceeds (before offering expenses but after underwriting discounts and commissions) of $24.0 million. We use net proceeds from the sale of common shares under this program for the repayment of borrowings under our line of credit, acquisitions and developments and general corporate purposes. During fiscal year 2011, IRET sold 1.8 million common shares under its previous continuous equity offering program with Robert W. Baird & Co., Incorporated as sales agent, for gross proceeds of $15.3 million and net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts and commissions.  The shelf registration statement under which the Company had reserved shares for issuance under this previous continuous equity offering program expired at the end of its three-year life during the second quarter of fiscal year 2012.

During fiscal year 2012, economic conditions in the United States began to show signs of improvement, but the ongoing recovery has been slow and uneven, and economic forecasters continue to predict lingering high unemployment.  Credit markets, however, continued to be stable, with credit availability relatively unconstrained, and benchmark interest rates remaining at or near historic lows.  Underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period, however, and we continue to find recourse security more frequently required, lower amounts of proceeds available, and lenders limiting the amount of financing available to existing relationships in an effort to manage capital allocations and credit risk.  While we continue to expect to be able to refinance our maturing debt without significant issues, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness.  As we were in regard to fiscal year 2012, we remain cautious regarding our ability in fiscal year 2013 to rely on cash-out refinancing at levels we had achieved in recent years to provide funds for investment opportunities and other corporate purposes. Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties; we consider that one of the consequences of a modification in the agencies’ roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac, and we continue to plan to refinance a majority of our maturing multi-family debt with these two entities, so any change in

2012 Annual Report 61
Index

their ability or willingness to lend going forward would most likely result in higher loan costs and/or more constricted availability of financing for us.  As of April 30, 2012, approximately 13.7%, or $3.0 million of our mortgage debt maturing in the next twelve months is placed on multi-family residential assets, and approximately 86.3%, or $18.5 million, is placed on properties in our four commercial segments. Mortgage debt maturing in the first two quarters of fiscal year 2013 totaled approximately $2.2 million under a mortgage loan secured by a property in Wisconsin; this loan was paid in full by the Company in May 2012.

Despite these market uncertainties, and a continued tightening in credit standards by lenders, IRET during fiscal year 2012 acquired properties with an investment cost totaling $97.1 million.  In fiscal year 2012, IRET disposed of two retail properties for sales prices totaling approximately $3.2 million, compared to dispositions totaling $83.3 million in fiscal year 2011.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides shareholders of the Company an opportunity to invest their cash distributions in common shares of the Company at a discount (currently 5%) from the market price, and to purchase additional common shares of the Company with voluntary cash contributions, also at a discount to the market price. The maximum monthly investment permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During fiscal year 2012, the Company issued 2.2 million shares at an average price of $7.21 per share pursuant to such waivers, for total net proceeds to the Company of $15.8 million. During fiscal year 2012, approximately 4.8 million common shares were issued under the DRIP plan, with an additional 1.7 million common shares issued during fiscal year 2011, and 1.4 million common shares issued during fiscal year 2010.

The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company.  Approximately 1.0 million units were issued in connection with property acquisitions during fiscal year 2012, and approximately 555,000 units and 390,000 units, respectively, were issued in connection with property acquisitions during fiscal years 2011 and 2010.

As a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, the Company’s equity capital increased during fiscal 2012 by $59.2 million. Additionally, the equity capital of the Company increased by $8.1 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital of $67.3 million from these sources during fiscal year 2012. The Company’s equity capital increased by $36.2 million and $122.8 million in fiscal years 2011 and 2010, respectively, as a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, and contributions of real estate in exchange for UPREIT units.

Cash and cash equivalents on April 30, 2012 totaled $40.0 million, compared to $41.2 million and $54.8 million on the same date in 2011 and 2010, respectively. Net cash provided by operating activities increased to $65.1 million in fiscal year 2012 from $58.8 million in fiscal year 2011 due primarily to an increase in net income from continuing operations due to acquisitions and increased occupancy. Net cash provided by operating activities decreased slightly to $58.8 million in fiscal year 2011 from $61.4 million in fiscal year 2010 due primarily to changes in deferred charges and accounts payable, accrued expenses, and other liabilities.

Net cash used by investing activities was $128.3 million in fiscal year 2012, compared to $11.7 million of net cash provided by investing activities in fiscal year 2011. Net cash used by investing activities was $79.0 million in fiscal year 2010. The increase in net cash used by investing activities in fiscal year 2012 compared to fiscal year 2011 was primarily a result of a decrease in proceeds from the sale of real estate coupled with an increase in expenditures for acquisitions and improvements of real estate investments. Net cash provided by financing activities during fiscal year 2012 was $61.9 million, compared to $84.1 million used by financing activities during fiscal year 2011, with the change due primarily to a decrease in principal payments on mortgages payable. Net cash used by financing activities during fiscal year 2011 was $84.1 million, compared to $39.1 million provided by financing activities during fiscal year 2010, with the change due primarily to a decrease in proceeds from the sale of common shares, a decrease in proceeds from mortgages payable and an increase in principal payments on mortgages payable.

2012 Annual Report 62
Index

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased to $1.0 billion on April 30, 2012 from $993.8 million on April 30, 2011, due to new debt and refinancings, net of principal payments and loan payoffs. Approximately 98.5% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2012, the weighted average rate of interest on the Company’s mortgage debt was 5.78%, compared to 5.92% on April 30, 2011.

Revolving lines of credit. As of April 30, 2012, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on August 12, 2013, and had, as of April 30, 2012, lending commitments of $60.0 million. Participants in this secured credit facility as of April 30, 2012 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota; American State Bank & Trust Company and Town & Country Credit Union. As of April 30, 2012, the Company had advanced $39.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The interest rate on borrowings under the facility during fiscal year 2012 was Wall Street Journal Prime Rate +1.0%, with a floor of 5.65% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time. The facility includes  covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2012, 23 properties with a total cost of $114.6 million collateralized this line of credit. As of April 30, 2012, the Company believes it is in compliance with the facility covenants. Subsequent to the end of fiscal year 2012, effective June 15, 2012, IRET Properties agreed to an amendment to the line of credit to increase the interest rate spread on borrowings to the Wall Street Journal Prime Rate +1.25% and to lower the floor interest rate to 5.15%. All other terms of the line of credit remain unchanged.

Mortgage Loans Receivable. Mortgage loans receivable net of allowance decreased to $0 at April 30, 2012, from approximately $156,000 at April 30, 2011.

Property Owned. Property owned was $1.9 billion and $1.8 billion at April 30, 2012 and 2011, respectively. Acquisitions, developments and improvements to existing properties in fiscal year 2012, partially offset by fiscal year 2012 dispositions, resulted in the net increase in property owned as of April 30, 2012 compared to April 30, 2011.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2012 totaled $40.0 million, compared to $41.2 million on April 30, 2011. The decrease in cash on hand on April 30, 2012, as compared to April 30, 2011, was due primarily to the acquisition and development of property.

Other Investments. Other investments, consisting of bank certificates of deposit, increased slightly to approximately $634,000 on April 30, 2012, from $625,000 on April 30, 2011.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership increased to 20.3 million units on April 30, 2012, compared to 20.1 million units on April 30, 2011. The increase in units outstanding at April 30, 2012 as compared to April 30, 2011, resulted from the issuance of units in exchange for property, net of the conversion of units to shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2012 totaled 89.5 million compared to 80.5 million common shares outstanding on April 30, 2011. This increase in common shares outstanding from April 30, 2011 to April 30, 2012 was due to the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan. During fiscal year 2012, IRET issued 3.3 million common shares under its continuous offering program with BMO Capital Markets Corp. as sales agent.  The net proceeds (before offering expenses but after underwriting discounts and commissions) from the offering of $24.0 million were used for general corporate purposes including the acquisition and development of investment properties. The Company issued common shares pursuant to our Distribution Reinvestment and Share Purchase Plan, consisting of approximately 3.3 million common shares issued during fiscal year 2012, for a total value of

2012 Annual Report 63
Index

approximately $23.5 million. Conversions of approximately 759,000 UPREIT Units to common shares during fiscal year 2012, for a total of approximately $3.5 million in IRET shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the twelve months ended April 30, 2012 compared to the twelve months ended April 30, 2011. Preferred shares of beneficial interest outstanding on April 30, 2012 and 2011 totaled 1.2 million.

Contractual Obligations and Other Commitments

The primary contractual obligations of the Company relate to its borrowings under its line of credit and mortgage notes payable. The Company’s line of credit matures in August 2013, and had $39.0 million in loans outstanding at April 30, 2012. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2012, are included in the table below as “Long-term debt.” Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2012. The “Other Debt” category consists of principal and interest payments on construction loans and an unsecured promissory note issued by the Company to the sellers of an office/warehouse property located in Minnesota (a portion of the purchase price was paid by the Company in the form of a $1.0 million promissory note with a ten-year term; if the tenant defaults in the initial terms of the lease, the then-current balance of the promissory note is forfeited to the Company).

As of April 30, 2012, the Company was a tenant under operating ground or air rights leases on twelve of its properties. The Company pays a total of approximately $500,000 per year in rent under these leases, which have remaining terms ranging from 3 months to 89 years, and expiration dates ranging from July 2012 to October 2100.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant purchase obligations as of April 30, 2012, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in the purchase obligation category are costs for construction and expansion projects and capital improvements at the Company’s properties. Purchase obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,381,338	$111,041	$288,480	$366,504	$615,313
Line of credit (principal and interest)(1)	$41,828	$2,204	$39,624	$0	$0
Other Debt (principal and interest)	$16,568	$883	$8,176	$1,239	$6,270
Operating Lease Obligations	$24,459	$499	$1,001	$918	$22, 041
Purchase Obligations	$7,098	$7,098	$0	$0	$0

(1)	The future interest payments on the Company’s line of credit were estimated using the outstanding principal balance and interest rate in effect as of April 30, 2012.

Off-Balance-Sheet Arrangements

As of April 30, 2012, the Company had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On July 2, 2012, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 15, 2012. On July 2, 2012, the Company paid a distribution of 13.00 cents per share on the Company’s common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 15, 2012.

Completed Acquisitions and Dispositions.  Subsequent to the end of fiscal year 2012, on May 8, 2012, the Company closed on its acquisition of a 308-unit multi-family residential property in Topeka, Kansas, for a purchase price totaling $17.7 million, of which approximately $12.5 million consisted of the assumption of existing debt, with the remainder paid in cash. On June 4, 2012, the Company closed on its acquisition of two multi-family residential

2012 Annual Report 64
Index

properties in Lincoln, Nebraska. The 232-unit Colony apartment property was acquired for a purchase price of $17.5 million, of which approximately $14.2 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at approximately $3.3 million. The 208-unit Lakeside Village apartment property was acquired for a purchase price of $17.3 million, of which approximately $13.8 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at approximately $3.5 million. The Company placed mortgage debt of $14.0 million and $13.8 million, respectively, on these two properties on June 4, 2012.

On June 20, 2012, the Company sold an approximately 16,000 square foot retail property in Kentwood, Michigan, for a sale price of $625,000. On June 21, 2012, the Company sold two condominium units in Grand Chute, Wisconsin, for a sale price of approximately $330,000.

On June 15, 2012 the Company filed a registration statement with the Securities and Exchange Commission to register shares for issuance under the Company’s DRIP. This registration statement replaces the previous DRIP registration statement, and all shares remaining unsold under the previous DRIP registration statement were transferred to the new registration statement.  On June 29, 2012, the Company filed a registration statement with the Securities and Exchange Commission to enable the Company to offer and sell, from time to time, in one or more offerings, common and preferred shares of beneficial interest with an aggregate public offering price of up to $150.0 million. This shelf registration statement is in addition to the Company’s currently-effective registration statement under which the Company registered, in May 2010, common and preferred shares with an aggregate public offering price of up to $150.0 million, of which $100.0 million has been reserved for issuance under the continuous equity offering program with BMO as sales agent.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates.  Because approximately 98.5% of our mortgage debt, as of April 30, 2012 (99.8% and 97.3% as of April 30, 2011 and 2010, respectively), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2012, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.

	Future Principal Payments (in thousands, except percentages)
Long Term Debt	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate	$50,934	$73,857	$96,613	$86,341	$198,961	$525,829	$1,032,535	$1,070,935
Average Fixed Interest Rate	5.73%	5.68%	5.57%	5.50%	4.96%
Variable Rate	$228	$715	$9,870	$123	$128	$5,090	$16,154	$16,147
Average Variable Interest Rate	4.71%	4.62%	4.76%	3.34%	3.33%
							$1,048,689	$1,087,082

	Future Interest Payments (in thousands)
Long Term Debt	2013	2014	2015	2016	2017	Thereafter	Total
Fixed Rate	$59,118	$55,803	$50,568	$44,622	$35,977	$84,074	$330,162
Variable Rate	761	736	318	178	174	320	2,487
							$332,649

As of April 30, 2012, the weighted-average interest rate on our fixed rate and variable rate loans was 5.80% and 4.67%, respectively. The weighted-average interest rate on all of our mortgage debt as of April 30, 2012, was 5.78%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $16.2 million of variable rate mortgage indebtedness would increase our annual interest expense by $162,000.

2012 Annual Report 65
Index

Exposure to interest rate fluctuation risk on our $60.0 million secured line of credit is limited by a cap on the interest rate. The interest rate on borrowings under the facility during fiscal year 2012 was Wall Street Journal Prime Rate +1.0%, with a floor of 5.65% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time.  The line of credit matures in August 2013 and had an outstanding balance of $39.0 million at April 30, 2012. Subsequent to the end of fiscal year 2012, effective June 15, 2012, IRET Properties agreed to an amendment to the line of credit to increase the interest rate spread on borrowings to the Wall Street Journal Prime Rate +1.25% and to lower the floor interest rate to 5.15%. All other terms of the line of credit remain unchanged.

Investments with Certain Financial Institutions. IRET has entered into a cash management arrangement with First Western Bank (the “Bank”) with respect to deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2012 and 2011, these amounts totaled $15.1 million and $23.5 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 16, 2012, the Company dismissed Deloitte & Touche LLP (“Deloitte”) as its independent public accounting firm. The Company previously announced that the Audit Committee of the Company’s Board of Trustees (the “Audit Committee”) had determined on June 26, 2012 that Deloitte would be dismissed as the Company’s independent registered public accounting firm effective upon Deloitte’s completion of its procedures regarding the financial statements of the Company for the fiscal year ended April 30, 2012 and this Form 10-K in which such financial statements are included. Deloitte completed its procedures on July 16, 2012, coincident with the filing of this Form 10-K.

Deloitte’s reports on the financial statements of the Company as of and for the fiscal years ended April 30, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended April 30, 2012 and 2011, and through July 16, 2012, (1) there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference thereto in connection with its reports on the financial statements of the Company for such years, and (2) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Also as previously announced, on June 26, 2012, the Audit Committee selected Grant Thornton LLP (“Grant Thornton”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending April 30, 2013. This appointment followed a request for proposal and selection process conducted by the Audit Committee. During the fiscal years ended April 30, 2012 and 2011, and through July 16, 2012, the Company did not consult with Grant Thornton regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

2012 Annual Report 66
Index

Item 9A. Controls and Procedures

Disclosure Controls and Procedures:  As of April 30, 2012, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting:  There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

2012 Annual Report 67
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

As of April 30, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2012, was effective.

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

The Company’s internal control over financial reporting as of April 30, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page F-2 hereof, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012.

(The remainder of this page has been intentionally left blank.)

2012 Annual Report 68
Index

Item 9B.  Other Information

None.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance

Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference. IRET has adopted a Code of Ethics applicable to, among others, IRET’s principal executive officer and principal financial and accounting officer. This Code is available on our website at www.iret.com.

Item 11. Executive Compensation

The information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

The following table provides information as of April 30, 2012 regarding compensation plans (including individual compensation arrangements) under which our common shares of beneficial interest are available for issuance:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	0	1,900,348(2)
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	1,900,348

(1)	The 2008 Incentive Award Plan of Investors Real Estate Trust and IRET Properties approved by shareholders on September 16, 2008.
(2)	All of the shares available for future issuance under the 2008 Incentive Award Plan approved by shareholders may be issued as restricted shares, performance awards or stock payment awards.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

The information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders and such information is incorporated herein by reference.

2012 Annual Report 69
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

Schedule III Real Estate Owned and Accumulated Depreciation

3. Exhibits

See the list of exhibits set forth in part (b) below.

(b)
The following is a list of Exhibits to this Annual Report on Form 10-K. We will furnish a printed copy of any exhibit listed below to any security holder who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3.1
Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust, as amended, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-182451), filed with the SEC on June 29, 2012.

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

4.2
Third Amendment to Loan Agreement dated June 15, 2012 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2012.

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

2012 Annual Report 70
Index

10.5
Agreement for Purchase and Sale of Property dated February 13, 2004, by and between IRET Properties and the Sellers specified therein, filed as Exhibit 10.5 to the Company’s Form 10-K filed July 20, 2004, and incorporated herein by reference.

10.6	Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

10.7	Loan and Security Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.

10.8*	Short-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Form 8-K filed June 4, 2012 and incorporated herein by reference.

10.9*	Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Form 8-K filed June 4, 2012 and incorporated herein by reference.

10.10*	Description of Compensation of Trustees and Named Executive Officers, as described in 5.02 in the Company’s Form 8-K filed June 4, 2012 and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer, filed herewith.

101
The following materials from our Annual Report on Form 10-K for the year ended April 30, 2012 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.(1)

________________________
*	Indicates management compensatory plan, contract or arrangement.
(1)
Users of this data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

2012 Annual Report 71
Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2012	Investors Real Estate Trust

	By:	/s/ Timothy P. Mihalick
Timothy P. Mihalick
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	June 27, 2012

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee & Vice Chairman	June 27, 2012

/s/ Timothy P. Mihalick
Timothy P. Mihalick	President & Chief Executive Officer (Principal Executive Officer); Trustee	June 27, 2012

/s/ Thomas A. Wentz, Jr.
Thomas A. Wentz, Jr.	Trustee, Executive Vice President & Chief Operating Officer	June 27, 2012

/s/ Diane K. Bryantt
Diane K. Bryantt	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2012

/s/ John D. Stewart
John D. Stewart	Trustee	June 27, 2012

/s/ Linda Hall Keller
Linda Hall Keller	Trustee	June 27, 2012

/s/ John T. Reed
John T. Reed	Trustee	June 27, 2012

/s/ W. David Scott
W. David Scott	Trustee	June 27, 2012

/s/ Jeffrey K. Woodbury
Jeffrey K. Woodbury	Trustee	June 27, 2012

2012 Annual Report 72
Index

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF April 30, 2012 AND 2011,
AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,
EQUITY AND CASH FLOWS FOR EACH OF
THE FISCAL YEARS IN THE THREE YEARS ENDED April 30, 2012.

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2012

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

1400 31st Avenue SW, Suite 60
Post Office Box 1988
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

2012 Annual Report
Index

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2012 Annual Report F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust and subsidiaries (the "Company") as of April 30, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2012. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial

2012 Annual Report F-2

statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 16, 2012

2012 Annual Report F-3

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2012 and 2011

	(in thousands)
	April 30, 2012	April 30, 2011
ASSETS
Real estate investments
Property owned	$1,892,009	$1,770,798
Less accumulated depreciation	(373,490)	(328,952)
	1,518,519	1,441,846
Development in progress	27,599	9,693
Unimproved land	10,990	6,550
Mortgage loans receivable, net of allowance of $0 and $3, respectively	0	156
Total real estate investments	1,557,108	1,458,245
Real estate held for sale	2,067	0
Cash and cash equivalents	39,989	41,191
Other investments	634	625
Receivable arising from straight-lining of rents, net of allowance of $1,209 and $996, respectively	23,273	18,933
Accounts receivable, net of allowance of $154 and $317, respectively	7,052	5,646
Real estate deposits	263	329
Prepaid and other assets	3,703	2,351
Intangible assets, net of accumulated amortization of $47,813 and $42,154, respectively	44,588	49,832
Tax, insurance, and other escrow	11,669	15,268
Property and equipment, net of accumulated depreciation of $1,423 and $1,231, respectively	1,454	1,704
Goodwill	1,120	1,127
Deferred charges and leasing costs, net of accumulated amortization of $16,244 and $13,675, respectively	21,447	20,112
TOTAL ASSETS	$1,714,367	$1,615,363
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$47,403	$37,879
Revolving line of credit	39,000	30,000
Mortgages payable	1,048,689	993,803
Other	14,012	8,404
TOTAL LIABILITIES	1,149,104	1,070,086
COMMITMENTS AND CONTINGENCIES (NOTE 15)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	0	987
EQUITY
Investors Real Estate Trust shareholders’ equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2012 and April 30, 2011, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 89,473,838 shares issued and outstanding at April 30, 2012, and 80,523,265 shares issued and outstanding at April 30, 2011)	684,049	621,936
Accumulated distributions in excess of net income	(278,377)	(237,563)
Total Investors Real Estate Trust shareholders’ equity	432,989	411,690
Noncontrolling interests – Operating Partnership (20,332,415 units at April 30, 2012 and 20,067,350 units at April 30, 2011)	118,710	123,627
Noncontrolling interests – consolidated real estate entities	13,564	8,973
Total equity	565,263	544,290
TOTAL LIABILITIES AND EQUITY	$1,714,367	$1,615,363

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2012 Annual Report F-4

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2012, 2011, and 2010

	(in thousands, except per share data)
	2012	2011	2010
REVENUE
Real estate rentals	$198,859	$192,023	$186,030
Tenant reimbursement	42,929	44,931	44,913
TOTAL REVENUE	241,788	236,954	230,943
EXPENSES
Depreciation/amortization related to real estate investments	57,048	55,706	54,726
Utilities	17,628	18,224	17,094
Maintenance	26,578	29,212	26,957
Real estate taxes	31,746	30,799	30,140
Insurance	3,550	2,299	3,612
Property management expenses	18,776	21,268	18,339
Administrative expenses	6,694	6,617	5,716
Advisory and trustee services	687	605	502
Other expenses	1,898	1,747	2,513
Amortization related to non-real estate investments	3,216	2,679	2,362
TOTAL EXPENSES	167,821	169,156	161,961
Gain on involuntary conversion	274	0	1,660
Interest expense	(65,113)	(63,820)	(65,442)
Interest income	148	259	539
Other income	638	282	355
Income from continuing operations	9,914	4,519	6,094
(Loss) income from discontinued operations	(208)	19,832	(1,509)
NET INCOME	9,706	24,351	4,585
Net income attributable to noncontrolling interests – Operating Partnership	(1,359)	(4,449)	(562)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(135)	180	(22)
Net income attributable to Investors Real Estate Trust	8,212	20,082	4,001
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,840	$17,710	$1,629
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.07	$.02	$.04
Earnings (loss) per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.20	(.01)
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.07	$.22	$.03
DIVIDENDS PER COMMON SHARE	$.5615	$.6860	$.6845

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2012 Annual Report F-5

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
for the years ended April 30, 2012, 2011, and 2010

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
BALANCE APRIL 30, 2009	1,150	$27,317	60,304	$461,648	$(155,956)	$160,398	$493,407
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					4,001	524	4,525
Distributions - common shares and units					(47,085)	(14,261)	(61,346)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment and share purchase plan			1,405	11,916			11,916
Shares issued			13,390	107,039			107,039
Partnership units issued						3,897	3,897
Redemption of units for common shares			707	3,755		(3,755)	0
Adjustments to redeemable noncontrolling interests				(192)			(192)
Other			(1)	(548)		(1,211)	(1,759)
BALANCE APRIL 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$145,592	$555,115
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					20,082	4,282	24,364
Distributions - common shares and units					(53,861)	(13,803)	(67,664)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment and share purchase plan			1,706	14,548			14,548
Shares issued			2,004	16,676			16,676
Partnership units issued						4,996	4,996
Redemption of units for common shares			1,009	6,905		(6,905)	0
Adjustments to redeemable noncontrolling interests				370			370
Other			(1)	(181)		(1,562)	(1,743)
BALANCE APRIL 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					8,212	1,482	9,694
Distributions - common shares and units					(46,654)	(11,102)	(57,756)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment and share purchase plan			4,796	34,345			34,345
Shares issued			3,398	24,870			24,870
Partnership units issued						8,055	8,055
Redemption of units for common shares			759	3,454		(3,454)	0
Other			(2)	(556)		4,693	4,137
BALANCE APRIL 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2012 Annual Report F-6

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2012, 2011, and 2010

	(in thousands)
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,706	$24,351	$4,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,954	61,344	61,184
Gain on sale of real estate, land and other investments	(349)	(19,365)	(68)
Gain on involuntary conversion	(274)	0	(1,660)
Impairment of real estate assets	428	0	1,678
Donation of real estate assets	0	0	450
Bad debt expense	298	733	1,399
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(4,831)	(1,732)	(1,443)
Decrease (increase) in accounts receivable	1,542	(914)	(3,371)
Increase in prepaid and other assets	(1,361)	(1,162)	(138)
(Increase) decrease in tax, insurance and other escrow	(353)	1,469	(2,040)
Increase in deferred charges and leasing costs	(6,145)	(6,501)	(4,731)
Increase in accounts payable, accrued expenses and other liabilities	4,522	551	5,567
Net cash provided by operating activities	65,137	58,774	61,412
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	2,254	2,766	2,588
Payments for real estate deposits	(2,188)	(2,579)	(3,016)
Principal proceeds on mortgage loans receivable	159	2	2
Increase in other investments	0	(205)	0
Decrease in lender holdbacks for improvements	5,681	3,276	0
Increase in lender holdbacks for improvements	(1,730)	(10,712)	0
Proceeds from sale of discontinued operations	3,142	81,539	103
Proceeds from sale of real estate and other investments	430	74	40
Insurance proceeds received	5,758	347	1,395
Payments for acquisitions and improvements of real estate assets	(141,771)	(62,824)	(80,069)
Net cash (used) provided by investing activities	(128,265)	11,684	(78,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	117,595	139,947	166,490
Principal payments on mortgages payable	(77,089)	(213,658)	(180,482)
Proceeds from revolving lines of credit and other debt	31,925	56,300	15,500
Principal payments on revolving lines of credit and other debt	(10,060)	(25,650)	(15,567)
Proceeds from sale of common shares, net of issue costs	24,427	16,423	106,889
Proceeds from sale of common shares under distribution reinvestment and share purchase program	23,511	3,175	1,382
Repurchase of fractional shares and partnership units	(14)	(10)	(11)
Proceeds from noncontrolling partner – consolidated real estate entities	2,854	0	0
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(1,289)	(425)	(475)
Distributions paid to common shareholders, net of reinvestment of $10,177, $10,627 and $9,762, respectively	(36,477)	(43,234)	(37,323)
Distributions paid to preferred shareholders	(2,372)	(2,372)	(2,372)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net reinvestment of $657, $746 and $772, respectively	(10,445)	(13,057)	(13,489)
Distributions paid to noncontrolling interests – consolidated real estate entities	(613)	(1,055)	(1,273)
Distributions paid to redeemable noncontrolling interests-consolidated real estate entities	(27)	(442)	(177)
Net cash provided (used) by financing activities	61,926	(84,058)	39,092
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,202)	(13,600)	21,547
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,191	54,791	33,244
CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,989	$41,191	$54,791

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2012 Annual Report F-7

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2012, 2011, and 2010

	(in thousands)
	2012	2011	2010
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$10,177	$10,627	$9,762
Operating partnership distribution reinvestment plan	657	746	772
Operating partnership units converted to shares	3,454	6,905	3,755
Real estate assets acquired through the issuance of operating partnership units	8,055	4,996	3,897
Real estate assets acquired through assumption of indebtedness and accrued costs	7,190	9,895	2,569
Adjustments to accounts payable included within real estate assets	(5,445)	933	324
Noncontrolling partnership interest	2,227	0	0
Fair value adjustments to redeemable noncontrolling interests	35	370	(192)
Involuntary conversion of assets due to flood and fire damage	2,783	0	0
Construction debt reclassified to mortgages payable	7,190	0	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest on mortgages	$60,604	$63,163	$67,234
Interest other	3,049	1,399	682
	$63,653	$64,562	$67,916

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2012 Annual Report F-8

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012, 2011, and 2010

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family residential and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of April 30, 2012, IRET owned 84 multi-family residential properties with approximately 9,161 apartment units and 182 commercial properties, consisting of commercial office, commercial medical, commercial industrial and commercial retail properties, totaling approximately 12.3 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 81.5% and 80.1%, respectively, as of April 30, 2012 and 2011, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET’s other operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amended Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some

2012 Annual Report F-9

NOTE 2 • continued

principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The amendments are to be applied prospectively for annual and interim periods beginning after December 15, 2011.  The adoption of this update on February 1, 2012 did not have a material impact on the Company’s operating results or financial position, but resulted in additional fair value measurement disclosures (see Note 16).

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for annual and interim periods beginning after December 15, 2011. The adoption of this update on February 1, 2012 did not have a material effect on the Company’s operating results or financial position. The Company has no items of other comprehensive income for the periods ended April 30, 2012, 2011 and 2010.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This standard gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step I of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying amount, the two-step impairment test would be required. Otherwise, no further testing is required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to adopt this update for fiscal year 2013, but does not intend to use the methodology allowed by the ASU.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation. As a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 12 for additional information. During fiscal year 2012, the Company sold two retail properties. Eight condominium units in Grand Chute, Wisconsin, and a retail property in Kentwood, Michigan, were classified as held for sale at April 30, 2012. During fiscal year 2011, the Company sold four apartment complexes, one industrial property, one retail property and a patio home. The results of operations for these properties are included in income from discontinued operations in the Consolidated Statements of Operations.

REAL ESTATE INVESTMENTS

Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Acquisitions of real estate are recorded based upon preliminary allocations of the purchase price which are subject to adjustment as additional information is obtained, but in no case more than one year after the date of acquisition. The Company allocates the purchase price based on the relative fair values of the tangible and intangible assets of an acquired property (which includes the land, building, and personal property) which are determined by valuing the

2012 Annual Report F-10

NOTE 2 • continued

property as if it were vacant and to fair value of the intangible assets (which include in-place leases.) The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparables. A land value is assigned based on the purchase price if land is acquired separately or based on estimated fair value if acquired in a merger or in a single or portfolio acquisition.

Above-market and below-market in-place lease intangibles for acquired properties are recorded at fair value based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.

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

The Company periodically evaluates its long-lived assets, including its real estate investments, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

During fiscal year 2012, the Company incurred a loss of approximately $428,000 due to impairment of two properties. The $128,000 impairment of the Company’s Kentwood, Michigan, retail property was based on receipt of a market offer to purchase and the Company’s intention to dispose of the property (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2012). A related impairment of $7,000 was recorded to write-off goodwill assigned to the Kentwood property. This property was classified as held for sale at April 30, 2012, and the related impairment charge for fiscal year 2012 is in discontinued operations. Also during fiscal year 2012, the Company recognized a $293,000 impairment loss on eight condominium units in Grand Chute, Wisconsin. The impairment of the condominiums was based on receipt of a market offer to purchase two of the units and the Company’s intention to dispose of the units (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2012). The condominiums were classified as held for sale at April 30, 2012, and the related impairment charge for fiscal year 2012 is reported in discontinued operations. See Note 12 for additional information. No impairment losses were recorded in fiscal year 2011.

2012 Annual Report F-11

NOTE 2 • continued

During fiscal year 2010, the Company incurred a loss of $1.7 million due to impairment of three properties. The Company recorded a charge for impairment of approximately $818,000 on a commercial retail property in Ladysmith, Wisconsin, based upon receipt of a market offer to purchase and the Company’s probable intention to dispose of the property. The Company recorded a charge for impairment of approximately $152,000 on its former headquarters building in Minot, North Dakota, based upon receipt and acceptance of a market offer to purchase. These two properties were subsequently sold and the related impairment charges for fiscal year 2010 are reported in discontinued operations. See Note 12 for additional information. The Company also recorded an impairment charge of approximately $708,000 on its retail property located in Kentwood, Michigan, in fiscal year 2010.  This property’s tenant vacated the premises but continued to pay rent under a lease agreement that expired on October 29, 2010. Broker representations and market data for this commercial retail property provided the basis for the impairment charge. As noted above, this property was further impaired in the third quarter and classified as held for sale in the fourth quarter of fiscal 2012, and the related impairment charges for fiscal years 2012 and 2010 are reported in discontinued operations. See Note 12 for additional information.

REAL ESTATE HELD FOR SALE

Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. The Company’s determination of fair value is based on inputs management believes are consistent with those that market participants would use.  Estimates are significantly impacted by estimates of sales price, selling velocity, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. Depreciation is not recorded on assets classified as held for sale.

U.S. GAAP requires management to make certain significant judgments as to the classification of any of our properties as held for sale on the balance sheet. The Company makes a determination as to the point in time that it is probable that a sale will be consummated. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of the current accounting principles governing the classification of properties as held for sale prior to a sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in current accounting principles. Eight condominium units in Grand Chute, Wisconsin, and a retail property in Kentwood, Michigan, were classified as held for sale at April 30, 2012.

The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the twelve months ended April 30, 2012 and 2011, respectively, the Company added approximately $416,000 and $6.5 million of new intangible assets and $0 and $32,000 of new intangible liabilities. The weighted average lives of the intangible assets and intangible liabilities acquired in the twelve months ended April 30, 2012 and 2011 are 10.0 years and 9.5 years, respectively.  Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

2012 Annual Report F-12

NOTE 2 • continued

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book value as of April 30, 2012 and 2011 was $1.1 million. The annual reviews of goodwill compared the fair value of the business units that have been assigned goodwill to their carrying value (investment cost less accumulated depreciation), with the results for these periods indicating no impairment. During fiscal year 2012 the impairment of a Kentwood, Michigan, retail property indicated that goodwill assigned to the property was also impaired. Accordingly, an approximately $7,000 impairment to goodwill was recognized. In fiscal year 2011 the Company disposed of four multi-family residential properties that had goodwill assigned, and as result, approximately $261,000 of goodwill was derecognized.

PROPERTY AND EQUIPMENT

Property and equipment consists of the equipment contained at IRET’s headquarters in Minot, North Dakota, corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota and South Dakota. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2012 and 2011, property and equipment cost was $2.9 million. Accumulated depreciation was $1.4 million and $1.2 million as of April 30, 2012 and 2011, respectively.

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

COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2012, the Company’s compensating balances consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000, and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the $634,000 in other investments on the Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.

The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of construction costs or tenant improvements, and additionally has two construction loans (for the Company’s Trinity build-to-suit project and Jamestown Theater expansion project) under which the lender held back a portion of the loan proceeds for release against specified construction milestones. The decrease of $5.7 million in lender holdbacks for improvements reflected in the Consolidated Statements of Cash Flows for the fiscal year ended

2012 Annual Report F-13

NOTE 2 • continued

April 30, 2012 is due primarily to the release of loan proceeds to the Company upon completion of these construction milestones and tenant improvement projects, while the increase of $1.7 million represents additional amounts retained by lenders.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2012, 2011 and 2010 is as follows:

	(in thousands)
	2012	2011	2010
Balance at beginning of year	$1,316	$1,172	$1,131
Provision	298	733	1,399
Write-off	(251)	(589)	(1,358)
Balance at close of year	$1,363	$1,316	$1,172

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

INCOME TAXES

IRET operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the fiscal years ended April 30, 2012, 2011 and 2010, the Company distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.  Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income.  In general, however, if the Company qualifies as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS). The Company currently has no TRS.

2012 Annual Report F-14

NOTE 2 • continued

IRET conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership. UPREIT status allows IRET to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.

Distributions for the calendar year ended December 31, 2011 were characterized, for federal income tax purposes, as 18.04% ordinary income, 37.48% capital gain and 44.48% return of capital.  Distributions for the calendar year ended December 31, 2010 were characterized, for federal income tax purposes, as 28.53% ordinary income and 71.47% return of capital.

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

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred. IRET receives payments for these reimbursements from substantially all of its tenants at multi-tenant commercial properties throughout the year.

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

INVOLUNTARY CONVERSION OF ASSETS

As previously reported, Minot, North Dakota, where IRET’s corporate headquarters is located, experienced significant flooding in June 2011, resulting in extensive damage to the Arrowhead Shopping Center and to the Chateau Apartments property, which consists of two 32-unit buildings.  Additionally, on February 22, 2012, one of the buildings of the Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire. The Company expects to rebuild the destroyed building but has no firm estimates at this time for costs or expected completion date of such rebuilding. The property is insured and the Company expects the losses to be covered under its insurance policy, subject to a deductible of $200,000 for each event. The Company expensed $400,000 in fiscal year 2012 for the flood and fire deductibles. The remaining 32 units in Chateau Apartments were available for leasing in the first quarter of fiscal year 2013. Arrowhead Shopping Center is currently in various stages of re-leasing.  Costs related to clean-up, redevelopment and loss of rents for Arrowhead Shopping Center and Chateau Apartments from the June 2011 flood are being reimbursed to the Company by its insurance carrier, less the Company’s deductible of $200,000 under the policy.  As of April 30, 2012, for the Arrowhead and Chateau flood loss the Company had received or confirmed pending receipt of $5.7 million of insurance proceeds for flood clean-up costs and redevelopment and approximately $666,000 reimbursement for business interruption (loss of rents).  Reimbursement for business interruption is included within real estate rentals in the Consolidated Statements of Operations.

2012 Annual Report F-15

NOTE 2 • continued

In regard to Arrowhead Shopping Center, the total insurance proceeds for redevelopment at April 30, 2012 exceeded the estimated basis in the assets requiring replacement, resulting in the recognition of approximately $274,000 in gain from involuntary conversion in fiscal year 2012. IRET expects final settlement of the Arrowhead insurance claim to occur in the second quarter of fiscal year 2013. The Company is currently unable to estimate whether and to what extent there may be a gain or loss on involuntary conversion due to the Chateau Apartments fire.

NOTE 3 • CREDIT RISK

The Company is potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

IRET has entered into a cash management arrangement with First Western Bank (the “Bank”) with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2012 and 2011, these amounts totaled $15.1 million and $23.5 million, respectively.

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.5 billion and $1.4 billion as of April 30, 2012, and 2011, respectively.

Construction period interest of approximately $571,000, $152,000, and $19,000 has been capitalized for the years ended April 30, 2012, 2011, and 2010, respectively.

The future minimum lease receipts to be received under non-cancellable leases for commercial properties as of April 30, 2012, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2013	$112,174
2014	102,100
2015	90,119
2016	79,637
2017	65,030
Thereafter	206,791
$655,851

See Real Estate Investments within Note 2 for information about impairment losses recorded during fiscal years 2012 and 2011.

NOTE 5 • IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The Company’s identified intangible assets and intangible liabilities at April 30, 2012 and 2011 were as follows:

	(in thousands)
	April 30, 2012	April 30, 2011
Identified intangible assets (included in intangible assets):
Gross carrying amount	$92,401	$91,986
Accumulated amortization	(47,813)	(42,154)
Net carrying amount	$44,588	$49,832

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,104	$1,104
Accumulated amortization	(967)	(900)
Net carrying amount	$137	$204

2012 Annual Report F-16

NOTE 5 • continued

The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(45,000) and $(72,000) for the twelve months ended April 30, 2012 and 2011, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2013	$32
2014	35
2015	18
2016	14
2017	6

Amortization of all other identified intangible assets (a component of depreciation/amortization related to real estate investments) was $5.5 million and $7.1 million for the twelve months ended April 30, 2012 and 2011, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2013	$4,588
2014	4,182
2015	3,825
2016	3,608
2017	3,139

NOTE 6 • NONCONTROLLING INTERESTS

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

IRET reflects noncontrolling interests in consolidated real estate entities on the balance sheet for the portion of properties consolidated by IRET that are not wholly owned by IRET. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests – consolidated real estate entities in the Consolidated Statements of Operations.  The Company’s noncontrolling interests – consolidated real estate entities at April 30, 2012 and 2011 were as follows:

	(in thousands)
	April 30, 2012	April 30, 2011
Mendota Properties LLC	$7,460	$7,964
IRET-1715 YDR, LLC	958	1,009
IRET-Williston Garden Apartments, LLC	2,295	0
IRET - Jamestown Medical Building, LLC	1,471	0
WRH Holding, LLC	1,380	0
Noncontrolling interests – consolidated real estate entities	$13,564	$8,973

2012 Annual Report F-17

NOTE 7 • LINE OF CREDIT

As of April 30, 2012, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on August 12, 2013, and had, as of April 30, 2012, lending commitments of $60.0 million. Participants in this secured credit facility as of April 30, 2012 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota; American State Bank & Trust Company and Town & Country Credit Union. As of April 30, 2012, the Company had advanced $39.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The interest rate on borrowings under the facility during fiscal year 2012 was the Wall Street Journal Prime Rate +1.0%, with a floor of 5.65% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2012, 23 properties with a total cost of $114.6 million collateralized this line of credit. As of April 30, 2012, the Company believes it is in compliance with the facility covenants. Subsequent to the end of fiscal year 2012, effective June 15, 2012, IRET Properties agreed to an amendment to the line of credit to increase the interest rate spread on borrowings to the Wall Street Journal Prime Rate +1.25% and to lower the floor interest rate to 5.15%. All other terms of the line of credit remain unchanged. This credit facility is summarized in the following table:

	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2012	Amount Outstanding as of April 30, 2011	Applicable Interest Rate as of April 30, 2012	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2012

First International Bank & Trust	$60,000	$39,000	$30,000	5.65%	8/12/13	5.65%

NOTE 8 • MORTGAGES PAYABLE

The Company’s mortgages payable are collateralized by substantially all of its properties owned. The majority of the Company’s mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of April 30, 2012, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 3.32% to 8.25%, and the mortgages have varying maturity dates from May 1, 2012, through July 1, 2036.

Of the mortgages payable, the balance of fixed rate mortgages totaled $1.0 billion at April 30, 2012 and $992.3 million at April 30, 2011, and the balances of variable rate mortgages totaled $16.2 million and $1.5 million as of April 30, 2012, and 2011, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2012, the weighted-average rate of interest on the Company’s mortgage debt was 5.78%, compared to 5.92% on April 30, 2011. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2012, is as follows:

Year Ended April 30,	(in thousands)
2013	$51,162
2014	74,572
2015	106,483
2016	86,464
2017	199,089
Thereafter	530,919
Total payments	$1,048,689

2012 Annual Report F-18

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES

BANKING SERVICES

The Company has an ongoing banking relationship with First International Bank and Trust, Watford City, North Dakota (“First International”).  Stephen L. Stenehjem, a member of the Company’s Board of Trustees, is the President and Chief Executive Officer of First International, and the bank is owned by Mr. Stenehjem and members of his family. During fiscal year 2012, the Company had two mortgage loans outstanding with First International, with original principal balances of $3.2 million (Grand Forks MedPark Mall) and $2.4 million (Georgetown Square/Fox River), respectively, bearing interest at 6.25% and 7.25% per annum. Subsequent to the end of fiscal year 2012, on May 1, 2012, the mortgage loan on Georgetown Square/Fox River was repaid. During fiscal year 2012, the Company entered into a construction loan with First International for $13.7 million to finance the development of a residential property in Williston, North Dakota. The balance drawn on the construction loan at April 30, 2012 was $6.3 million. The Company paid interest on these loans of approximately $195,000, $162,000 and $65,000, respectively, in fiscal year 2012, and paid $102,000 in origination fees and closing costs on the construction loan. The Company has a multi-bank line of credit with a capacity of $60.0 million, of which First International is the lead bank and a participant with a $12.0 million commitment. In fiscal year 2012, the Company paid First International a total of approximately $531,000 in interest on First International’s portion of the outstanding balance of this credit line, and paid fees of $70,000. In connection with this multi-bank line of credit, the Company maintains compensating balances with First International totaling $6.0 million, of which $1.5 million is held in a non-interest bearing account, and $4.5 million is held in an account that pays the Company interest on the deposited amount of 0.25% per annum.  The Company also maintains a number of checking accounts with First International.  In fiscal year 2012, the Company paid less than $500 in total in various bank service and other fees charged on these checking accounts.

In fiscal year 2011, the Company paid First International $212,000 in interest on First International’s portion of the multi-bank line of credit and paid fees of $219,000. In fiscal years 2011 and 2010, the Company paid interest of approximately $72,000 and $238,000, respectively, for borrowing under a $14.0 million line of credit that was subsequently terminated in fiscal year 2011, and paid a $10,000 renewal fee for the line of credit in fiscal year 2010.  In fiscal year 2011, the Company paid interest and fees on outstanding mortgage loans totaling approximately $390,000, and paid interest in fiscal year 2010 on mortgage loans outstanding of approximately $789,000.  In both fiscal years 2011 and 2010, the Company paid under $500 in total in various bank service and other fees charged on checking accounts maintained with First International.

Total payments of interest and fees from the Company to First International Bank were approximately $1.1 million, $893,000 and $1.0 million in fiscal years 2012, 2011 and 2010, respectively.

PROPERTY TRANSACTION

During fiscal year 2012, the Company acquired an apartment property in St. Cloud, Minnesota, for a purchase price of $7.9 million. A limited partnership of which Stephen Stenehjem is the general partner was one of six investors in this property prior to its acquisition by the Company, and the Company’s purchase of the property resulted in the issuance to this limited partnership of UPREIT units of the Operating Partnership valued at issuance at approximately $1.0 million.

NOTE 10 • ACQUISITIONS AND DISPOSITIONS

PROPERTY ACQUISITIONS

IRET Properties paid approximately $97.1 million for real estate properties added to its portfolio during fiscal year 2012, compared to $45.6 million in fiscal year 2011. The $97.1 million paid for real estate properties added to the Company’s portfolio in fiscal year 2012 consisted of limited partnership units of the Operating Partnership valued at issuance at $8.1 million and $7.2 million in assumed mortgage debt, with the remainder paid in cash. The Company expensed approximately $542,000 of transaction costs related to the acquisitions in fiscal year 2012. Of the $45.6 million paid in fiscal year 2011, approximately $5.0 million was paid in the form of limited partnership units of the Operating Partnership and approximately $9.9 million consisted of the assumption of mortgage debt, with the remainder paid in cash. The Company expensed approximately $179,000 of transaction costs related to the acquisitions in fiscal year 2011. The fiscal year 2012 and 2011 additions are detailed below.

2012 Annual Report F-19

NOTE 10 • continued

Fiscal 2012 (May 1, 2011 to April 30, 2012)

		(in thousands)
Acquisitions and Development Projects Placed in Service	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
147 unit - Regency Park Estates - St. Cloud, MN	8/1/11	$702	$10,198	$0	$10,900
50 unit - Cottage West Twin Homes - Sioux Falls, SD	10/12/11	968	3,762	0	4,730
24 unit - Gables Townhomes - Sioux Falls, SD	10/12/11	349	1,921	0	2,270
36 unit - Evergreen II - Isanti, MN	11/1/11	691	2,784	0	3,475
116 unit - Grand Gateway - St. Cloud MN	2/16/12	814	7,086	0	7,900
84 unit - Ashland - Grand Forks, ND	3/16/12	741	7,569	0	8,310
72 unit - Williston Garden Buildings 1 and 2 - Williston, ND(1)	4/27/12	700	8,978	0	9,678
		4,965	42,298	0	47,263

Commercial Medical
17,273 sq. ft Spring Creek American Falls - American Falls, ID	9/1/11	145	3,870	55	4,070
15,571 sq. ft Spring Creek Soda Springs - Soda Springs, ID	9/1/11	66	2,134	30	2,230
15,559 sq. ft Spring Creek Eagle - Eagle, ID	9/1/11	263	3,775	62	4,100
31,820 sq. ft Spring Creek Meridian - Meridian, ID	9/1/11	424	6,724	102	7,250
26,605 sq. ft Spring Creek Overland - Boise, ID	9/1/11	687	5,941	97	6,725
16,311 sq. ft Spring Creek Boise - Boise, ID	9/1/11	708	4,296	71	5,075
26,605 sq. ft Spring Creek Ustick - Meridian, ID	9/1/11	467	3,833	0	4,300
Meadow Wind Land - Casper, WY	9/1/11	50	0	0	50
24,795 sq. ft Trinity at Plaza 16 - Minot, ND(2)	9/23/11	0	5,685	0	5,685
3,431 sq. ft Edina 6525 Drew Ave S - Edina, MN	10/13/11	388	117	0	505
22,193 sq. ft Meadow Winds Addition - Casper, WY(3)	12/30/11	0	3,952	0	3,952
		3,198	40,327	417	43,942

Commercial Retail
19,037 sq. ft. Jamestown Buffalo Mall - Jamestown, ND(4)	6/15/11	0	879	0	879

Unimproved Land
Industrial-Office Build-to-Suit - Minot, ND	9/7/11	416	0	0	416
Renaissance Heights - Williston, ND	4/11/12	4,600	0	0	4,600
		5,016	0	0	5,016

Total Property Acquisitions		$13,179	$83,504	$417	$97,100

(1)	Development property placed in service April 27, 2012. Buildings 3 and 4 of this project are expected to be placed in service during the first quarter of fiscal year 2013.

(2)	Development property placed in service September 23, 2011. Additional costs paid in fiscal year 2011 totaled $3.3 million, for a total project cost at April 30, 2012 of $9.0 million.
(3)	Expansion project placed in service December 30, 2011.
(4)	Construction project placed in service June 15, 2011. Additional costs paid in fiscal year 2011 totaled $1.4 million, for a total project cost at April 30, 2012 of $2.3 million.

2012 Annual Report F-20

NOTE 10 • continued

Fiscal 2011 (May 1, 2010 to April 30, 2011)

		(in thousands)
Acquisitions and Development Projects Placed in Service	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
24 unit - North Pointe 2 - Bismarck, ND	2/3/11	$159	$1,713	$0	$1,872
44 unit - Sierra Vista - Sioux Falls, SD	2/28/11	241	2,097	0	2,338
		400	3,810	0	4,210

Commercial Office
58,574 sq. ft. Omaha 10802 Farnam Dr - Omaha, NE	12/16/10	2,462	4,374	1,459	8,295

Commercial Medical
14,705 sq. ft. Billings 2300 Grant Road - Billings, MT	7/15/10	649	1,216	657	2,522
14,640 sq. ft. Missoula 3050 Great Northern - Missoula, MT	7/15/10	640	1,331	752	2,723
108,503 sq. ft. Edgewood Vista Minot - Minot, ND	11/10/10	1,046	11,590	2,545	15,181
23,965 sq. ft. Edgewood Vista Spearfish Expansion - Spearfish, SD1	1/10/11	0	2,777	0	2,777
		2,335	16,914	3,954	23,203

Commercial Industrial
42,244 sq. ft. Fargo 1320 45th St N - Fargo, ND2	6/22/10	0	1,634	0	1,634

Commercial Retail
47,709 sq. ft. Minot 1400 31st Ave - Minot, ND	12/10/10	1,026	6,143	1,081	8,250

Total Property Acquisitions		$6,223	$32,875	$6,494	$45,592

(1)	Expansion project placed in service January 10, 2011.
(2)	Development property placed in service June 22, 2010. Additional costs incurred in fiscal year 2010 totaled $2.3 million, for a total project cost at April 30, 2011 of $3.9 million.

Acquisitions in fiscal years 2012 and 2011 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our fiscal year 2012 and 2011 acquisitions (excluding development projects placed in service) are detailed below.

	(in thousands)
	April 30, 2012	April 30, 2011
Total revenue	$4,213	$1,988
Net income	$950	$332

2012 Annual Report F-21

NOTE 10 • continued

PROPERTY DISPOSITIONS

During fiscal year 2012, the Company disposed of two properties for an aggregate sale price of $3.2 million, compared to six properties and one patio home for an aggregate sale price of $83.3 million during fiscal year 2011. The Company’s dispositions during fiscal 2012 and 2011 are detailed below.

Fiscal 2012 (May 1, 2011 to April 30, 2012)

	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Retail
41,200 sq ft. Livingstone Pamida - Livingston, MT	$2,175	$1,586	$589
12,556 sq ft. East Grand Station – East Grand Forks, MN	$1,062	$1,302	$(240)

Total Property Dispositions	$3,237	$2,888	$349

Fiscal 2011 (May 1, 2010 to April 30, 2011)
	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
504 unit - Dakota Hill at Valley Ranch - Irving, TX	$36,100	$30,909	$5,191
192 unit - Neighborhood Apartments - Colorado Springs, CO	11,200	9,664	1,536
195 unit - Pinecone Apartments - Fort Collins, CO	15,875	10,422	5,453
210 unit - Miramont Apartments - Fort Collins, CO	17,200	10,732	6,468
	80,375	61,727	18,648

Commercial Medical
1,410 sq. ft. Edgewood Vista Patio Home 4330 - Fargo, ND	205	220	(15)

Commercial Industrial
29,440 sq. ft. Waconia Industrial Building - Waconia, MN	2,300	1,561	739

Commercial Retail
41,000 sq. ft. Ladysmith Pamida - Ladysmith, WI	450	457	(7)

Total Property Dispositions	$83,330	$63,965	$19,365

2012 Annual Report F-22

NOTE 11 • OPERATING SEGMENTS

IRET reports its results in five reportable segments: multi-family residential, commercial office, commercial medical (including senior housing), commercial industrial and commercial retail properties.  The Company’s reportable segments are aggregations of similar properties.

Segment information in this report is presented based on net operating income, which we define as total real estate revenues and gain on involuntary conversion less real estate expenses and real estate taxes (excluding depreciation and amortization related to real estate investments and real estate impairment).  The following tables present real estate revenues and net operating income for the fiscal years ended April 30, 2012, 2011 and 2010 from our five reportable segments, and reconcile net operating income of reportable segments to net income as reported in the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2012	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$74,190	$74,334	$65,531	$14,325	$13,408	$241,788
Real estate expenses	34,790	34,816	20,655	3,549	4,468	98,278
Gain on involuntary conversion					274	274
Net operating income	$39,400	$39,518	$44,876	$10,776	$9,214	143,784
Depreciation/amortization						(60,264)
Administrative, advisory and trustee fees						(7,381)
Other expenses						(1,898)
Interest expense						(65,113)
Interest and other income						786
Income from continuing operations						9,914
Loss from discontinued operations						(208)
Net income						$9,706

	(in thousands)
Year Ended April 30, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$66,838	$77,747	$66,048	$13,165	$13,156	$236,954
Real estate expenses	34,129	36,055	22,451	4,328	4,839	101,802
Net operating income	$32,709	$41,692	$43,597	$8,837	$8,317	135,152
Depreciation/amortization						(58,385)
Administrative, advisory and trustee services						(7,222)
Other expenses						(1,747)
Interest expense						(63,820)
Interest and other income						541
Income from continuing operations						4,519
Income from discontinued operations						19,832
Net income						$24,351

2012 Annual Report F-23

NOTE 11 • continued

	(in thousands)
Year Ended April 30, 2010	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$65,478	$82,079	$57,439	$13,095	$12,852	$230,943
Real estate expenses	32,615	36,833	17,829	4,121	4,744	96,142
Gain on involuntary conversion	1,660	0	0	0	0	1,660
Net operating income	$34,523	$45,246	$39,610	$8,974	$8,108	136,461
Depreciation/amortization						(57,088)
Administrative, advisory and trustee services						(6,218)
Other expenses						(2,513)
Interest expense						(65,442)
Interest and other income						894
Income from continuing operations						6,094
Loss from discontinued operations						(1,509)
Net income						$4,585

Segment Assets and Accumulated Depreciation

	(in thousands)
As of April 30, 2012	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$539,783	$605,318	$500,268	$119,002	$127,638	$1,892,009
Less accumulated depreciation	(128,834)	(121,422)	(78,744)	(20,693)	(23,797)	(373,490)
Total property owned	$410,949	$483,896	$421,524	$98,309	$103,841	$1,518,519
Real estate held for sale						2,067
Cash and cash equivalents						39,989
Other investments						634
Receivables and other assets						114,569
Development in progress						27,599
Unimproved land						10,990
Total Assets						$1,714,367
	(in thousands)
As of April 30, 2011	Multi-Family Residential	Commercial Office	Commercial Medical	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$484,815	$595,491	$447,831	$117,602	$125,059	$1,770,798
Less accumulated depreciation	(117,718)	(104,650)	(65,367)	(17,713)	(23,504)	(328,952)
Total property owned	$367,097	$490,841	$382,464	$99,889	$101,555	$1,441,846
Cash and cash equivalents						41,191
Other investments						625
Receivables and other assets						115,302
Development in progress						9,693
Unimproved land						6,550
Mortgage loans receivable, net of allowance						156
Total Assets						$1,615,363

2012 Annual Report F-24

NOTE 12 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. Eight condominium units in Grand Chute, Wisconsin, and a retail property in Kentwood, Michigan, were classified as held for sale at April 30, 2012. There were no properties classified as held for sale as of April 30, 2011 and 2010. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2012, 2011 and 2010.

	(in thousands)
	2012	2011	2010
REVENUE
Real estate rentals	$142	$6,278	$11,684
Tenant reimbursement	62	112	148
TOTAL REVENUE	204	6,390	11,832
EXPENSES
Depreciation/amortization related to real estate investments	60	1,285	2,667
Utilities	39	572	964
Maintenance	22	736	1,251
Real estate taxes	31	691	1,389
Insurance	4	115	293
Property management expenses	9	864	1,502
Other expenses	67	28	0
Amortization related to non-real estate investments	0	4	8
Real estate impairment	428	0	1,678
TOTAL EXPENSES	660	4,295	9,752
Interest expense	(117)	(1,633)	(3,664)
Interest income	0	5	7
Other income	16	0	0
(Loss) income from discontinued operations before gain on sale	(557)	467	(1,577)
Gain on sale of discontinued operations	349	19,365	68
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(208)	$19,832	$(1,509)
Segment Data
Multi-Family Residential	$0	$19,224	$437
Commercial Office	0	0	(169)
Commercial Medical	455	(186)	(409)
Commercial Industrial	0	726	(23)
Commercial Retail	(247)	68	(1,345)
Total	$(208)	$19,832	$(1,509)

	(in thousands)
	2012	2011	2010
Property Sale Data
Sales price	$3,237	$83,330	$560
Net book value and sales costs	(2,888)	(63,965)	(492)
Gain on sale of discontinued operations	$349	$19,365	$68

2012 Annual Report F-25

NOTE 13 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2012, 2011 and 2010:

	For Years Ended April 30,
	(in thousands, except per share data)
	2012	2011	2010
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$8,375	$4,216	$5,164
(Loss) income from discontinued operations – Investors Real Estate Trust	(163)	15,866	(1,163)
Net income attributable to Investors Real Estate Trust	8,212	20,082	4,001
Dividends to preferred shareholders	(2,372)	(2,372)	(2,372)
Numerator for basic earnings per share – net income available to common shareholders	5,840	17,710	1,629
Noncontrolling interests – Operating Partnership	1,359	4,449	562
Numerator for diluted earnings per share	$7,199	$22,159	$2,191
DENOMINATOR
Denominator for basic earnings per share weighted average shares	83,557	78,628	69,093
Effect of convertible operating partnership units	19,875	20,154	20,825
Denominator for diluted earnings per share	103,432	98,782	89,918
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.07	$.02	$.04
Earnings (loss) per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.20	(.01)
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.07	$.22	$.03

NOTE 14 • RETIREMENT PLANS

IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401(k) plan.  IRET’s defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed one year of service.  Participation in IRET’s defined contribution 401(k) plan is available to employees over the age of 21 who have completed one year of service and who work at least 1,000 hours per calendar year, and employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS.  Employer contributions to the profit sharing and 401(k) plans are at the discretion of the Company’s management.  IRET expects to contribute not more than 3.5% of the salary of each employee participating in the profit sharing plan, and currently matches, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 4.0% of the salary of each employee participating in the 401(k) plan, for a total expected contribution of not more than 7.5% of the salary of each of the employees participating in both plans. Contributions by IRET to the profit sharing plan are subject to a vesting schedule; contributions by IRET under the 401(k) plan are fully vested when made.  IRET’s contributions to these plans on behalf of employees totaled approximately $871,000, $598,000 and $400,000 in fiscal years 2012, 2011 and 2010, respectively.  The increase in cost from fiscal year 2010 to fiscal year 2012 was due to growth in the number of employees during IRET’s transition to internal property management.

2012 Annual Report F-26

NOTE 15 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2012, the Company is a tenant under operating ground or air rights leases on twelve of its properties. The Company pays a total of approximately $500,000 per year in rent under these ground leases, which have remaining terms ranging from 3 months to 89 years, and expiration dates ranging from July 2012 to October 2100. The Company has renewal options for six of the twelve ground leases, and rights of first offer or first refusal for the remainder.

The expected timing of ground and air rights lease payments as of April 30, 2012 is as follows:

(in thousands)
Year Ended April 30,	Lease Payments
2013	$499
2014	500
2015	501
2016	473
2017	445
Thereafter	22,041
Total	$24,459

Legal Proceedings. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s consolidated financial statements.

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

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of April 30, 2012, the Company is committed to fund approximately $7.1 million in tenant improvements, within approximately the next 12 months.

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

2012 Annual Report F-27

NOTE 15 • continued

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2012	2011	2010
Billings 2300 Grant Road - Billings, MT	$2,522	$291	$226	$	n/a
Fargo 1320 45th Street N - Fargo, ND	4,160	400	333		n/a
Great Plains - Fargo, ND	15,375	1,843	1,876		1,876
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	21,601	2,152	2,152		2,152
Minnesota National Bank - Duluth, MN	2,272	127	105		164
Missoula 3050 Great Northern - Missoula, MT	2,723	315	243		n/a
Sartell 2000 23rd Street South - Sartell, MN	12,716	868	1,209		1,173
Spring Creek American Falls- American Falls, ID	4,070	234	n/a		n/a
Spring Creek Boise - Boise, ID	5,075	293	n/a		n/a
Spring Creek Eagle - Eagle, ID	4,100	237	n/a		n/a
Spring Creek Meridian - Meridian, ID	7,250	417	n/a		n/a
Spring Creek Overland - Overland, ID	6,725	387	n/a		n/a
Spring Creek Soda Springs - Soda Springs, ID	2,262	130	n/a		n/a
Spring Creek Ustick - Meridian, ID	4,300	246	n/a		n/a
St. Michael Clinic - St. Michael, MN	2,851	248	244		241
Stevens Point - Stevens Point, WI	15,020	1,020	1,104		1,356
Winsted Industrial Building - Winsted, MN	1,049	32	n/a		n/a
Total	$114,071	$9,240	$7,492		$6,962

Restrictions on Taxable Dispositions.  Approximately 108 of the Company’s properties, consisting of approximately 6.0 million square feet of our combined commercial segment’s properties and 3,921 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties.  The real estate investment amount of these properties (net of accumulated depreciation) was approximately $786.5 million at April 30, 2012. The restrictions on taxable dispositions are effective for varying periods.  The terms of these agreements generally prevent us from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and its other properties for investment purposes, rather than for sale. Historically, however, where the Company has deemed it to be in its shareholders’ best interests to dispose of restricted properties, the Company has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of UPREIT Units.  The limited partnership units (“UPREIT Units”) of the Company’s operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company’s common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of April 30, 2012 and 2011, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $147.8 million and $188.0 million, respectively.

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

Development Projects.   The Company has various contracts outstanding with third parties in connection with ongoing development projects.  As of April 30, 2012, contractual commitments for development projects are as follows:

2012 Annual Report F-28

NOTE 15 • continued

Multi-Family Conversion, Minot, North Dakota:  The Company is converting an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 20-unit multi-family residential property, for an estimated total cost of $3.0 million and a projected completion date in the fourth quarter of fiscal year 2013. As of April 30, 2012, the Company had incurred approximately $321,000 of these project costs.

Quarry Ridge Apartment Homes, Rochester, Minnesota: In June 2011, the Company commenced construction on an approximately 159-unit apartment project in Rochester, Minnesota, located adjacent to its existing Quarry Ridge Apartment Homes. The Company currently estimates that construction costs (excluding the value of the land) will total approximately $17.3 million, and that the project will be completed in the first quarter of fiscal 2013. As of April 30, 2012, the Company had incurred approximately $14.5 million of the estimated construction costs.

Williston Apartments, Williston, North Dakota:  During the second quarter of fiscal year 2012, the Company formed a joint venture to construct a 144-unit multi-family residential property in Williston, North Dakota.  Construction commenced in August 2011, and 72 units were placed in service during the fourth quarter of fiscal year 2012.  The Company estimates that the remaining 72 units will be placed in service during the first quarter of fiscal year 2013 at a total project cost to the joint venture entity of approximately $19.5 million, including the value of the land. The Company is the majority member of the joint venture, with a 60% interest; the remaining 40% interest is held by the Company’s joint venture partner, a Minnesota limited liability company formed by a developer and a construction company based in St. Cloud, Minnesota. The Company’s cash contribution to the project is approximately $3.3 million; the Company’s joint venture partner contributed project planning and development services and the land for the project, which together were valued at $2.2 million. The remainder of the project cost is being financed with a construction loan from First International Bank & Trust. As of April 30, 2012, the joint venture entity had incurred approximately $14.4 million of the total estimated project costs.

Senior Housing Memory Care and Assisted Living Units, Laramie, Wyoming:  During the second quarter of fiscal year 2012, the Company entered into a contract for the construction of an additional 29 assisted living units at its existing 48-unit Spring Wind senior housing facility in Laramie, Wyoming, and for the conversion of an existing 16 units at the facility to memory care units, for a total, following project completion, of 61 assisted living units and 16 memory care units. The Company estimates that the construction costs for this expansion project will total approximately $3.8 million and that the project will be completed in the first quarter of fiscal year 2013.  As of April 30, 2012, the Company had incurred approximately $1.8 million of these project costs.

Industrial-Office Build-to-Suit, Minot, North Dakota:  During the second quarter of fiscal year 2012, the Company entered into a 10-year, fully net lease with a provider of production enhancement services to the oil and gas industry, to construct and then lease an approximately 28,000 square foot industrial building to be located in Minot, North Dakota on an approximately 9.6-acre parcel of vacant land. Construction began in October 2011, with completion estimated in the summer of 2012.  Total construction costs are currently estimated at $5.8 million (including the cost of the land), subject to tenant requested changes. As of April 30, 2012, the Company had incurred approximately $2.2 million of these estimated construction costs.

Jamestown Medical Office Building, Jamestown, North Dakota:  During the fourth quarter of fiscal year 2012, the Company formed a joint venture to construct a one-story, approximately 45,000 square foot medical office building on an approximately 4.9 acre parcel of land adjacent to the Jamestown Regional Medical Center campus in Jamestown, North Dakota, for a total project cost estimated at $9.2 million. The land on which the project is being built is held by the joint venture entity under a pre-paid ground lease with an initial term of 79 years and two 10-year renewals. The Company is the majority member of the joint venture, with a 51% interest; the remaining interest is held by the Company’s joint venture partner, a Minnesota limited liability company formed by the principal in a medical leasing and development firm based in Minneapolis, Minnesota. The Company’s cash contribution to the project is expected to be approximately $1.5 million, with the remainder of the project cost being provided by the Company’s joint venture partner and from the proceeds of the joint venture entity’s $6.2 million construction loan with Wells Fargo bank. As of April 30, 2012, the joint venture entity had incurred approximately $1.6 million of the total estimated project costs. Construction of the medical office building began in the fourth quarter of fiscal year 2012, with completion of the project currently expected in the fourth quarter of fiscal year 2013.

  2012 Annual Report F-29

NOTE 16 • FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurement  and Disclosures defines and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels, as follows:

Level 1:  Quoted prices in active markets for identical assets
Level 2:  Significant other observable inputs
Level 3:  Significant unobservable inputs

There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during fiscal years 2012 and 2011. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

Fair Value Measurements on a Recurring Basis

The Company had no assets or liabilities recorded at fair value on a recurring basis at April 30, 2012 and 2011.

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2012 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2012. See Note 2 for additional information on impairment losses recognized during fiscal year 2012. There were no impairment write-downs in fiscal year 2011. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:

	(in thousands)
	April 30, 2012
	Total	Level 1	Level 2	Level 3
Real estate held for sale	$2,067	$0	$0	$2,067

Financial Assets and Liabilities Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities. The fair values of our financial instruments approximate their carrying amount in our consolidated financial statements except for debt.

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

Other Debt. The fair value of other debt is estimated based on the discounted cash flows of the loan using current market rates, which are estimated based on recent financing transactions (Level 3).

Lines of Credit.  The carrying amount approximates fair value because the variable rate debt re-prices frequently.

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using current market rates, which are estimated based on recent financing transactions (Level 3).

2012 Annual Report F-30

NOTE 16 • continued

The estimated fair values of the Company’s financial instruments as of April 30, 2012 and 2011 are as follows:

	(in thousands)
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Mortgage loans receivable	$0	$0	$156	$156
Cash and cash equivalents	39,989	39,989	41,191	41,191
Other investments	634	634	625	625
FINANCIAL LIABILITIES
Other debt	13,875	13,973	8,200	7,279
Lines of credit	39,000	39,000	30,000	30,000
Mortgages payable	1,048,689	1,087,082	993,803	1,013,713

NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND EQUITY

Distribution Reinvestment and Share Purchase Plan.  During fiscal years 2012 and 2011, IRET issued 4.8 million and 1.7 million common shares, respectively, pursuant to its distribution reinvestment and share purchase plan, at a total value at issuance of $34.3 million and $14.5 million, respectively. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2012 consisted of 1.5 million shares valued at issuance at $10.8 million that were issued for reinvested distributions and approximately 3.3 million shares valued at $23.5 million at issuance that were sold for voluntary cash contributions. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2011 consisted of 1.3 million shares valued at issuance at $11.4 million that were issued for reinvested distributions and approximately 372,000 shares valued at $3.1 million at issuance that were sold for voluntary cash contributions. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares, and may elect to make voluntary cash contributions for the purchase of IRET common shares, at a discount (currently 5%) from the market price.

Conversion of Units to Common Shares.  During fiscal years 2012 and 2011, respectively, approximately 759,000 and 1.0 million Units were converted to common shares, with a total value of $3.5 million and $6.9 million included in equity.

Issuance of Common Shares.  The Company has an effective shelf registration statement under which it has registered common and preferred shares of beneficial interest with an aggregate public offering price of up to $150.0 million. On January 20, 2012, the Company entered into a continuous equity offering program under this shelf registration statement with BMO Capital Markets Corp. (“BMO”) as sales agent, pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $100.0 million. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by IRET.  During fiscal year 2012, IRET issued 3.3 million common shares under this program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $24.0 million.  During fiscal year 2011, IRET sold 1.8 million common shares under its previous continuous equity offering program with Robert W. Baird & Co., Incorporated as sales agent, for net proceeds of approximately $15.0 million, before offering expenses but after underwriting discounts and commissions.  The shelf registration statement under which the Company had reserved shares for issuance under this previous continuous equity offering program expired at the end of its three-year life during the second quarter of fiscal year 2012.

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

2012 Annual Report F-31

NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012
Revenues	$59,557	$60,629	$60,981	$60,621
Net income attributable to Investors Real Estate Trust	$1,421	$1,285	$2,127	$3,379
Net income available to common shareholders	$828	$692	$1,534	$2,786
Net income per common share - basic & diluted	$.01	$.01	$.02	$.03

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
Revenues	$59,042	$58,765	$60,121	$59,026
Net income attributable to Investors Real Estate Trust	$1,986	$5,819	$11,833	$444
Net income (loss) available to common shareholders	$1,393	$5,226	$11,240	$(149)
Net income (loss) per common share - basic & diluted	$.02	$.07	$.14	$(.01)

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 19 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Consolidated Balance Sheets. The Company acquired this interest from its joint venture partner in the third quarter of fiscal year 2012, and following this acquisition, currently has no redeemable noncontrolling interests in consolidated real estate entities. As of April 30, 2012, 2011 and 2010, the estimated redemption value of the redeemable noncontrolling interests was $0, $987,000 and $1.8 million, respectively.  Below is a table reflecting the activity of the redeemable noncontrolling interests.

	(in thousands)
	2012	2011	2010
Balance at beginning of fiscal year	$987	$1,812	$1,737
Net income (loss)	12	(13)	60
Net distributions	(27)	(442)	(177)
Mark-to-market adjustments	35	(370)	192
Acquisition of joint venture partner’s interest	(1,007)	0	0
Balance at close of fiscal year	$0	$987	$1,812

NOTE 20 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On July 2, 2012, the Company paid a distribution of 51.56 cents per share on the Company’s Series A Cumulative Redeemable Preferred Shares to preferred shareholders of record on June 15, 2012. On July 2, 2012, the Company paid a distribution of 13.00 cents per share on the Company’s common shares and units, to common shareholders and Unitholders of record on June 15, 2012.

Completed Acquisitions and Dispositions.  Subsequent to the end of fiscal year 2012, on May 8, 2012, the Company closed on its acquisition of a 308-unit multi-family residential property in Topeka, Kansas, for a purchase price totaling $17.7 million, of which approximately $12.5 million consisted of the assumption of existing debt, with the remainder paid in cash. On June 4, 2012, the Company closed on its acquisition of two multi-family residential properties in Lincoln, Nebraska. The 232-unit Colony apartment property was acquired for a purchase price of $17.5 million, of which approximately $14.2 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at issuance at approximately $3.3 million. The 208-unit Lakeside Village apartment property was acquired for a purchase price of $17.3 million, of which approximately $13.8 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at issuance at approximately $3.5 million. The Company placed mortgage debt of $14.0 million and $13.8 million, respectively,

2012 Annual Report F-32

NOTE 20 • continued

on these two properties on June 4, 2012. The purchase price accounting is incomplete for the acquisitions that closed subsequent to the end of fiscal year 2012.

On June 20, 2012, the Company sold an approximately 16,000 square foot retail property in Kentwood, Michigan, for a sale price of $625,000. On June 21, 2012, the Company sold two condominium units in Grand Chute, Wisconsin, for a sale price of approximately $330,000.

On June 15, 2012 the Company filed a registration statement with the Securities and Exchange Commission to register shares for issuance under the Company’s DRIP. This registration statement replaces the previous DRIP registration statement, and all shares remaining unsold under the previous DRIP registration statement were transferred to the new registration statement.  On June 29, 2012, the Company filed a registration statement with the Securities and Exchange Commission to enable the Company to offer and sell, from time to time, in one or more offerings, common and preferred shares of beneficial interest with an aggregate public offering price of up to $150.0 million. This shelf registration statement is in addition to the Company’s currently-effective registration statement under which the Company registered, in May 2010, common and preferred shares with an aggregate public offering price of up to $150.0 million, of which $100.0 million has been reserved for issuance under the continuous equity offering program with BMO as sales agent.

2012 Annual Report F-33

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential
11th Street 3 Plex - Minot, ND	$93	$11	$53	$10	$16	$58	$74	$(6)	2008	40 years
4th Street 4 Plex - Minot, ND	107	15	74	13	22	80	102	(8)	2008	40 years
Apartments on Main - Minot, ND	709	158	1,123	20	178	1,123	1,301	(128)	1987	24-40 years
Arbors - S Sioux City, NE	4,074	350	6,625	1,143	603	7,515	8,118	(1,256)	2006	40 years
Ashland - Grand Forks, ND	5,800	741	7,569	0	741	7,569	8,310	(37)	2012	40 years
Boulder Court - Eagan, MN	3,459	1,067	5,498	2,507	1,282	7,790	9,072	(1,738)	2003	40 years
Brookfield Village - Topeka, KS	5,463	509	6,698	1,181	611	7,777	8,388	(1,728)	2003	40 years
Brooklyn Heights - Minot, ND	848	145	1,450	732	204	2,123	2,327	(765)	1997	12-40 years
Campus Center - St. Cloud, MN	1,350	395	2,244	137	398	2,378	2,776	(319)	2007	40 years
Campus Heights - St. Cloud, MN	0	110	628	47	112	673	785	(92)	2007	40 years
Campus Knoll - St. Cloud, MN	900	266	1,512	76	271	1,583	1,854	(216)	2007	40 years
Campus Plaza - St. Cloud, MN(1)	0	54	311	39	59	345	404	(47)	2007	40 years
Campus Side - St. Cloud, MN(1)	0	107	615	76	114	684	798	(93)	2007	40 years
Campus View - St. Cloud, MN(1)	0	107	615	66	109	679	788	(91)	2007	40 years
Candlelight - Fargo, ND	1,274	80	758	1,051	223	1,666	1,889	(772)	1992	24-40 years
Canyon Lake - Rapid City, SD	2,989	305	3,958	799	343	4,719	5,062	(1,199)	2001	40 years
Castlerock - Billings, MT	6,864	736	4,864	1,623	900	6,323	7,223	(2,127)	1998	40 years
Chateau - Minot, ND	0	122	1,499	469	122	1,968	2,090	(219)	1998	12-40 years
Cimarron Hills - Omaha, NE	4,947	706	9,588	4,263	1,244	13,313	14,557	(3,786)	2001	40 years
Colonial Villa - Burnsville, MN	6,918	2,401	11,515	3,404	2,772	14,548	17,320	(3,417)	2003	40 years
Colton Heights - Minot, ND	477	80	672	358	114	996	1,110	(660)	1984	40 years
Cornerstone - St. Cloud, MN(1)	0	54	311	42	55	352	407	(48)	2007	40 years
Cottage West Twin Homes - Sioux Falls, SD	3,758	968	3,762	33	976	3,787	4,763	(52)	2011	40 years
Cottonwood - Bismarck, ND	16,197	1,056	17,372	2,657	1,312	19,773	21,085	(5,253)	1997	40 years
Country Meadows - Billings, MT	6,894	491	7,809	1,067	534	8,833	9,367	(2,970)	1995	33-40 years
Crestview - Bismarck, ND	4,059	235	4,290	1,260	480	5,305	5,785	(2,411)	1994	24-40 years
Crown - Rochester, MN	2,737	261	3,289	128	266	3,412	3,678	(176)	2010	40 years
Crown Colony - Topeka, KS	8,473	620	9,956	1,896	782	11,690	12,472	(3,598)	1999	40 years
East Park - Sioux Falls, SD	1,497	115	2,405	681	156	3,045	3,201	(843)	2002	40 years
Evergreen - Isanti, MN	2,078	380	2,720	72	380	2,792	3,172	(253)	2008	40 years
Evergreen II - Isanti, MN	2,185	691	2,784	2	691	2,786	3,477	(39)	2011	40 years
Fairmont - Minot, ND	367	28	337	43	53	355	408	(36)	2008	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Forest Park - Grand Forks, ND	$7,934	$810	$5,579	$6,174	$1,339	$11,224	$12,563	$(4,118)	1993	24-40 years
Gables Townhomes - Sioux Falls, SD	1,521	349	1,921	23	364	1,929	2,293	(27)	2011	40 years
Grand Gateway - St. Cloud, MN	5,691	814	7,086	14	814	7,100	7,914	(47)	2012	40 years
Greenfield - Omaha, NE	3,650	578	4,122	512	757	4,455	5,212	(504)	2007	40 years
Heritage Manor - Rochester, MN	4,337	403	6,968	2,144	479	9,036	9,515	(2,989)	1998	40 years
Indian Hills - Sioux City, IA(1)	0	294	2,921	2,987	375	5,827	6,202	(751)	2007	40 years
Kirkwood Manor - Bismarck, ND	3,408	449	2,725	1,343	544	3,973	4,517	(1,429)	1997	12-40 years
Lancaster - St. Cloud, MN	875	289	2,899	868	439	3,617	4,056	(1,213)	2000	40 years
Landmark - Grand Forks, ND	1,759	184	1,514	845	274	2,269	2,543	(818)	1997	40 years
Legacy - Grand Forks, ND	16,540	1,362	21,727	5,447	2,041	26,495	28,536	(7,839)	1995-2005	24-40 years
Mariposa - Topeka, KS	3,067	399	5,110	334	420	5,423	5,843	(1,033)	2004	40 years
Monticello Village - Monticello, MN	2,958	490	3,756	399	616	4,029	4,645	(892)	2004	40 years
North Pointe - Bismarck, ND	3,522	303	3,957	243	324	4,179	4,503	(1,089)	1995-2011	24-40 years
Northern Valley - Rochester, MN	0	110	610	49	119	650	769	(34)	2010	40 years
Oakmont Estates - Sioux Falls, SD	2,573	423	4,838	409	511	5,159	5,670	(1,334)	2002	40 years
Oakwood Estates - Sioux Falls, SD	4,184	543	2,784	4,012	764	6,575	7,339	(2,709)	1993	40 years
Olympic Village - Billings, MT	11,131	1,164	10,441	2,277	1,573	12,309	13,882	(3,695)	2000	40 years
Olympik Village - Rochester, MN	4,715	1,034	6,109	1,351	1,138	7,356	8,494	(1,370)	2005	40 years
Oxbow Park - Sioux Falls, SD	4,086	404	3,152	2,395	557	5,394	5,951	(2,304)	1994	24-40 years
Park Meadows - Waite Park, MN	8,694	1,143	9,099	4,181	1,506	12,917	14,423	(5,118)	1997	40 years
Pebble Springs - Bismarck, ND	809	7	748	101	42	814	856	(276)	1999	40 years
Pinehurst - Billings, MT	313	72	687	160	77	842	919	(222)	2002	40 years
Pines - Minot, ND	136	35	215	149	49	350	399	(113)	2002	40 years
Plaza - Minot, ND	5,720	793	0	15,028	900	14,921	15,821	(1,246)	2009	40 years
Pointe West - Rapid City, SD	2,780	240	3,538	1,118	353	4,543	4,896	(1,983)	1994	24-40 years
Prairie Winds - Sioux Falls, SD	1,488	144	1,816	433	225	2,168	2,393	(1,059)	1993	24-40 years
Prairiewood Meadows - Fargo, ND	2,456	280	2,531	953	340	3,424	3,764	(1,038)	2000	40 years
Quarry Ridge - Rochester, MN	11,876	1,312	13,362	581	1,345	13,910	15,255	(1,980)	2006	40 years
Regency Park Estates - St. Cloud, MN	7,097	702	10,198	140	703	10,337	11,040	(185)	2011	40 years
Ridge Oaks - Sioux City, IA	3,516	178	4,073	1,936	257	5,930	6,187	(1,755)	2001	40 years
Rimrock West - Billings, MT	3,443	330	3,489	1,356	417	4,758	5,175	(1,348)	1999	40 years
Rocky Meadows - Billings, MT	5,338	656	5,726	871	767	6,486	7,253	(2,575)	1995	40 years
Rum River - Isanti, MN	3,741	843	4,823	74	848	4,892	5,740	(619)	2007	40 years

  2012 Annual Report F-35

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Sherwood - Topeka, KS	$12,716	$1,145	$14,684	$2,500	$1,503	$16,826	$18,329	$(5,260)	1999	40 years
Sierra Vista - Sioux Falls, SD	1,477	241	2,097	56	251	2,143	2,394	(66)	2011	40 years
South Pointe - Minot, ND	9,109	550	9,548	2,139	1,261	10,976	12,237	(4,442)	1995	24-40 years
Southview - Minot, ND	1,105	185	469	295	236	713	949	(292)	1994	24-40 years
Southwind - Grand Forks, ND	5,818	400	5,034	2,373	714	7,093	7,807	(2,757)	1995	24-40 years
Summit Park - Minot, ND	1,176	161	1,898	1,022	266	2,815	3,081	(983)	1995	24-40 years
Sunset Trail - Rochester, MN	8,373	336	12,814	2,214	522	14,842	15,364	(4,154)	1999	40 years
Sycamore Village - Sioux Falls, SD	842	101	1,317	457	151	1,724	1,875	(495)	2002	40 years
Temple - Minot, ND	83	0	0	226	0	226	226	(36)	2006	40 years
Terrace Heights - Minot, ND	196	29	312	83	40	384	424	(153)	2006	40 years
Terrace On The Green - Moorhead, MN	2,210	24	1,490	1,792	132	3,174	3,306	(2,200)	1970	33-40 years
The Meadows - Jamestown, ND(1)	0	590	4,519	1,063	646	5,526	6,172	(1,663)	1998	40 years
Thomasbrook - Lincoln, NE	6,159	600	10,306	2,753	1,084	12,575	13,659	(3,596)	1999	40 years
University Park Place - St. Cloud, MN(1)	0	78	450	54	78	504	582	(66)	2007	40 years
Valley Park - Grand Forks, ND	4,004	294	4,137	2,481	509	6,403	6,912	(2,055)	1999	40 years
Village Green - Rochester, MN	1,324	234	2,296	581	349	2,762	3,111	(630)	2003	40 years
West Stonehill - Waite Park, MN	8,935	939	10,167	4,227	1,295	14,038	15,333	(5,911)	1995	40 years
Westridge - Minot, ND	1,768	68	1,887	55	72	1,938	2,010	(196)	2008	40 years
Westwood Park - Bismarck, ND	2,041	116	1,909	1,596	258	3,363	3,621	(1,100)	1998	40 years
Williston Garden - Williston, ND	0	700	8,978	0	700	8,978	9,678	(113)	2012	40 years
Winchester - Rochester, MN	3,242	748	5,622	1,437	1,000	6,807	7,807	(1,601)	2003	40 years
Woodridge - Rochester, MN	6,700	370	6,028	1,777	485	7,690	8,175	(2,970)	1997	40 years
Total Multi-Family Residential	$311,153	$38,410	$387,390	$113,983	$48,952	$490,831	$539,783	$(128,834)

Commercial Office
1st Avenue Building - Minot, ND	$0	$30	$80	$(39)	$33	$38	$71	$270	1981	33-40 years
2030 Cliff Road - Eagan, MN	995	146	835	90	158	913	1,071	(246)	2007	40 years
610 Business Center IV - Brooklyn Park, MN	7,125	975	5,542	2,886	980	8,423	9,403	(1,363)	2001	19-40 years
7800 West Brown Deer Road - Milwaukee, WI	10,887	1,455	8,756	2,261	1,475	10,997	12,472	(2,853)	2003	40 years
American Corporate Center - Mendota Heights, MN	9,016	893	16,768	3,879	893	20,647	21,540	(7,061)	2002	40 years
Ameritrade - Omaha, NE	3,195	327	7,957	65	327	8,022	8,349	(2,613)	1999	40 years
Benton Business Park - Sauk Rapids, MN	626	188	1,261	79	188	1,340	1,528	(326)	2003	40 years
Bismarck 715 East Broadway - Bismarck, ND	2,398	389	0	2,389	422	2,356	2,778	(202)	2008	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office - continued
Bloomington Business Plaza - Bloomington, MN	$0	$1,300	$6,106	$1,562	$1,311	$7,657	$8,968	$(2,210)	2001	40 years
Brenwood - Minnetonka, MN	5,250	1,688	12,138	3,675	1,697	15,804	17,501	(4,695)	2002	40 years
Brook Valley I - La Vista, NE	1,344	347	1,671	81	347	1,752	2,099	(304)	2005	40 years
Burnsville Bluffs II - Burnsville, MN	1,756	300	2,154	961	359	3,056	3,415	(1,124)	2001	40 years
Cold Spring Center - St. Cloud, MN	5,822	588	7,808	1,002	592	8,806	9,398	(2,698)	2001	40 years
Corporate Center West - Omaha, NE	17,315	3,880	17,509	941	4,167	18,163	22,330	(2,507)	2006	40 years
Crosstown Centre - Eden Prairie, MN	13,687	2,884	14,569	1,620	2,900	16,173	19,073	(3,069)	2004	40 years
Dewey Hill Business Center - Edina, MN	0	985	3,507	907	995	4,404	5,399	(1,522)	2000	40 years
Farnam Executive Center - Omaha, NE	12,160	2,188	11,404	0	2,188	11,404	13,592	(1,604)	2006	40 years
Flagship - Eden Prairie, MN	21,565	1,899	21,638	939	2,013	22,463	24,476	(3,462)	2006	40 years
Gateway Corporate Center - Woodbury, MN	8,700	1,637	7,763	438	1,651	8,187	9,838	(1,165)	2006	40 years
Golden Hills Office Center - Golden Valley, MN	18,251	3,018	18,544	3,249	3,018	21,793	24,811	(6,388)	2003	40 years
Great Plains - Fargo, ND	1,947	126	15,240	10	126	15,250	15,376	(4,845)	1997	40 years
Highlands Ranch I - Highlands Ranch, CO	8,436	2,268	8,362	427	2,268	8,789	11,057	(1,268)	2006	40 years
Highlands Ranch II - Highlands Ranch, CO	8,180	1,437	9,549	1,397	1,437	10,946	12,383	(2,298)	2004	40 years
Interlachen Corporate Center - Edina, MN	9,082	1,650	14,983	1,991	1,668	16,956	18,624	(4,324)	2001	40 years
Intertech Building - Fenton, MO	4,527	2,130	3,968	505	2,147	4,456	6,603	(492)	2007	40 years
Mendota Office Center I - Mendota Heights, MN	3,883	835	6,169	367	835	6,536	7,371	(1,889)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	5,737	1,121	10,085	1,474	1,121	11,559	12,680	(3,777)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	3,942	970	5,734	258	970	5,992	6,962	(1,684)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	4,687	1,070	7,635	578	1,070	8,213	9,283	(2,396)	2002	40 years
Minnesota National Bank - Duluth, MN	850	287	1,454	171	288	1,624	1,912	(293)	2004	40 years
Minot 2505 16th Street SW - Minot, ND(1)	0	298	1,724	296	298	2,020	2,318	(113)	2009	40 years
Miracle Hills One - Omaha, NE	8,895	1,974	10,117	1,284	2,120	11,255	13,375	(2,039)	2006	40 years
Nicollett VII - Burnsville, MN	0	429	6,931	430	436	7,354	7,790	(1,981)	2001	40 years
Northgate I - Maple Grove, MN	5,339	1,062	6,358	832	1,077	7,175	8,252	(1,429)	2004	40 years
Northgate II - Maple Grove, MN	960	359	1,944	144	403	2,044	2,447	(675)	1999	40 years
Northpark Corporate Center - Arden Hills, MN	12,706	2,034	14,584	1,315	2,034	15,899	17,933	(2,589)	2006	40 years
Omaha 10802 Farnam Dr - Omaha, NE	5,405	2,462	4,374	0	2,462	4,374	6,836	(150)	2010	40 years
Pacific Hills - Omaha, NE	16,770	4,220	11,988	1,775	4,478	13,505	17,983	(2,129)	2006	40 years
Pillsbury Business Center - Bloomington, MN	0	284	1,556	170	299	1,711	2,010	(492)	2001	40 years
Plaza 16 - Minot, ND	7,591	389	5,444	3,749	591	8,991	9,582	(925)	2009	40 years
Plaza VII - Boise, ID	1,052	300	3,058	442	351	3,449	3,800	(925)	2003	40 years
Plymouth 5095 Nathan Lane - Plymouth, MN	1,245	604	1,253	82	636	1,303	1,939	(156)	2007	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office - continued
Plymouth I - Plymouth, MN	$1,197	$530	$1,133	$42	$530	$1,175	$1,705	$(241)	2004	40 years
Plymouth II - Plymouth, MN	1,197	367	1,264	41	367	1,305	1,672	(269)	2004	40 years
Plymouth III - Plymouth, MN	1,473	507	1,495	359	507	1,854	2,361	(417)	2004	40 years
Plymouth IV & V - Plymouth, MN	7,026	1,336	12,693	1,676	1,338	14,367	15,705	(4,294)	2001	40 years
Prairie Oak Business Center - Eden Prairie, MN	3,387	531	4,069	1,640	563	5,677	6,240	(1,696)	2003	40 years
Rapid City 900 Concourse Drive - Rapid City, SD	1,609	285	6,600	503	321	7,067	7,388	(2,040)	2000	40 years
Riverport - Maryland Heights, MO	19,690	1,891	18,982	696	1,917	19,652	21,569	(2,692)	2006	40 years
Southeast Tech Center - Eagan, MN	1,727	560	5,496	419	569	5,906	6,475	(1,964)	1999	40 years
Spring Valley IV - Omaha, NE	800	178	916	60	186	968	1,154	(188)	2005	40 years
Spring Valley V - Omaha, NE	880	212	1,123	251	240	1,346	1,586	(249)	2005	40 years
Spring Valley X - Omaha, NE	816	180	1,024	54	189	1,069	1,258	(184)	2005	40 years
Spring Valley XI - Omaha, NE	800	143	1,094	36	151	1,122	1,273	(189)	2005	40 years
Superior Office Building - Duluth, MN	1,279	336	2,200	83	336	2,283	2,619	(443)	2004	40 years
TCA Building - Eagan, MN	7,536	627	8,571	807	684	9,321	10,005	(2,324)	2003	40 years
Three Paramount Plaza - Bloomington, MN(1)	0	1,261	6,149	1,883	1,298	7,995	9,293	(2,339)	2002	40 years
Thresher Square - Minneapolis, MN	0	1,094	10,026	1,706	1,104	11,722	12,826	(3,281)	2002	40 years
Timberlands - Leawood, KS	13,155	2,375	12,218	749	2,495	12,847	15,342	(2,179)	2006	40 years
UHC Office - International Falls, MN	1,084	119	2,366	80	119	2,446	2,565	(515)	2004	40 years
US Bank Financial Center - Bloomington, MN	13,728	3,117	13,350	610	3,119	13,958	17,077	(2,532)	2005	40 years
Viromed - Eden Prairie, MN	626	666	4,197	1	666	4,198	4,864	(1,386)	1999	40 years
Wells Fargo Center - St Cloud, MN	6,400	869	8,373	1,430	869	9,803	10,672	(1,795)	2005	40 years
West River Business Park - Waite Park, MN	626	235	1,195	50	235	1,245	1,480	(291)	2003	40 years
Westgate - Boise, ID	4,254	1,000	10,618	1,911	1,000	12,529	13,529	(3,100)	2003	40 years
Whitewater Plaza - Minnetonka, MN	3,900	530	4,860	784	577	5,597	6,174	(1,552)	2002	40 years
Wirth Corporate Center - Golden Valley, MN	3,539	970	7,659	932	971	8,590	9,561	(2,404)	2002	40 years
Woodlands Plaza IV - Maryland Heights, MO	4,360	771	4,609	917	837	5,460	6,297	(847)	2006	40 years
Total Commercial Office	$352,415	$72,116	$470,800	$62,402	$74,017	531,301	$605,318	$(121,422)

Commercial Medical
2800 Medical Building - Minneapolis, MN	$5,586	$204	$7,135	$2,184	$229	$9,294	$9,523	$(1,962)	2005	40 years
2828 Chicago Avenue - Minneapolis, MN	8,529	726	11,319	5,627	729	16,943	17,672	(2,141)	2007	40 years
Airport Medical - Bloomington, MN	1,372	0	4,678	0	0	4,678	4,678	(1,380)	2002	40 years
Barry Pointe Office Park - Kansas City, MO	1,466	384	2,366	104	392	2,462	2,854	(328)	2007	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Medical - continued
Billings 2300 Grant Road - Billings, MT	$1,820	$649	$1,216	$0	$649	$1,216	$1,865	$(54)	2010	40 years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	8,610	1,071	6,842	1,394	1,071	8,236	9,307	(790)	2008	40 years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	5,390	189	5,127	678	189	5,805	5,994	(586)	2008	40 years
Casper 1930 E 12th Street (Park Place) - Casper, WY(1)	0	439	5,780	162	439	5,942	6,381	(367)	2009	40 years
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY(1)	0	388	8,858	1,004	388	9,862	10,250	(433)	2009	40 years
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY(1)	0	628	10,272	260	629	10,531	11,160	(625)	2009	40 years
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY(1)	0	695	7,455	39	695	7,494	8,189	(448)	2009	40 years
Denfeld Clinic - Duluth, MN	1,760	501	2,597	1	501	2,598	3,099	(523)	2004	40 years
Eagan 1440 Duckwood Medical - Eagan, MN	1,854	521	1,547	519	521	2,066	2,587	(353)	2008	40 years
Edgewood Vista - Belgrade, MT	0	35	779	0	35	779	814	(80)	2008	40 years
Edgewood Vista - Billings, MT	1,967	115	1,782	(15)	115	1,767	1,882	(186)	2008	40 years
Edgewood Vista - Bismarck, ND	5,492	511	9,193	36	511	9,229	9,740	(1,526)	2005	40 years
Edgewood Vista - Brainerd, MN	5,427	587	8,999	34	587	9,033	9,620	(1,494)	2005	40 years
Edgewood Vista - Columbus, NE(1)	0	43	824	0	43	824	867	(85)	2008	40 years
Edgewood Vista - East Grand Forks, MN	2,997	290	1,383	(31)	290	1,352	1,642	(143)	2000	40 years
Edgewood Vista - Fargo, ND	13,310	775	20,870	0	775	20,870	21,645	(2,152)	2008	40 years
Edgewood Vista - Fremont, NE	609	56	490	42	56	532	588	(141)	2008	40 years
Edgewood Vista - Grand Island, NE(1)	0	33	773	1	33	774	807	(80)	2000	40 years
Edgewood Vista - Hastings, NE	628	49	517	40	49	557	606	(153)	2008	40 years
Edgewood Vista - Hermantown I, MN	16,836	288	9,871	1,501	288	11,372	11,660	(3,020)	2000	40 years
Edgewood Vista - Hermantown II, MN	6,290	719	10,517	33	719	10,550	11,269	(1,745)	2005	40 years
Edgewood Vista - Kalispell, MT	629	70	502	72	70	574	644	(149)	2001	40 years
Edgewood Vista - Minot, ND	9,674	1,045	11,590	0	1,045	11,590	12,635	(423)	2010	40 years
Edgewood Vista - Missoula, MT	894	109	854	36	109	890	999	(335)	1996	40 years
Edgewood Vista - Norfolk, NE(1)	0	42	722	0	42	722	764	(74)	2008	40 years
Edgewood Vista - Omaha, NE	398	89	547	40	89	587	676	(156)	2001	40 years
Edgewood Vista - Sioux Falls, SD	1,127	314	1,001	(26)	314	975	1,289	(103)	2008	40 years
Edgewood Vista - Spearfish, SD	3,419	315	8,584	43	317	8,625	8,942	(1,054)	2005	40 years
Edgewood Vista - Virginia, MN	14,322	246	11,823	77	246	11,900	12,146	(2,758)	2002	40 years
Edina 6363 France Medical - Edina, MN(1)	0	0	12,675	1,527	0	14,202	14,202	(1,848)	2008	40 years
Edina 6405 France Medical - Edina, MN	9,073	0	12,201	0	0	12,201	12,201	(1,664)	2008	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Medical - continued
Edina 6517 Drew Avenue - Edina, MN	$1,164	$353	$660	$529	$372	$1,170	$1,542	$(401)	2002	40 years
Edina 6525 Drew Avenue - Edina, MN	0	388	117	0	388	117	505	(2)	2011	40 years
Edina 6525 France SMC II - Edina, MN	10,339	755	8,054	5,945	1,003	13,751	14,754	(4,603)	2003	40 years
Edina 6545 France SMC I - Edina MN	31,325	3,480	30,743	11,244	3,480	41,987	45,467	(12,697)	2001	40 years
Fresenius - Duluth, MN	780	50	1,520	2	50	1,522	1,572	(306)	2004	40 years
Garden View - St. Paul, MN	1,815	0	7,408	411	0	7,819	7,819	(2,006)	2002	40 years
Gateway Clinic - Sandstone, MN	1,019	66	1,699	1	66	1,700	1,766	(342)	2004	40 years
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	11,538	3,239	18,362	0	3,239	18,362	21,601	(5,489)	2000	40 years
High Pointe Health Campus - Lake Elmo, MN	5,400	1,305	10,528	1,629	1,329	12,133	13,462	(2,448)	2004	40 years
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY(1)	0	406	6,634	17	406	6,651	7,057	(396)	2009	40 years
Mariner Clinic - Superior, WI	2,229	0	3,781	83	20	3,844	3,864	(768)	2004	40 years
Minneapolis 701 25th Avenue Medical - Minneapolis, MN	6,442	0	7,873	809	0	8,682	8,682	(827)	2008	40 years
Missoula 3050 Great Northern - Missoula, MT	1,920	640	1,331	0	640	1,331	1,971	(60)	2010	40 years
Nebraska Orthopedic Hospital - Omaha, NE	12,385	0	20,272	1,615	0	21,887	21,887	(4,176)	2004	40 years
Park Dental - Brooklyn Center, MN	787	185	2,767	0	185	2,767	2,952	(666)	2002	40 years
Pavilion I - Duluth, MN	5,873	1,245	8,898	31	1,245	8,929	10,174	(1,767)	2004	40 years
Pavilion II - Duluth, MN	10,808	2,715	14,673	1,937	2,715	16,610	19,325	(4,215)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	6,686	1,615	7,851	1,252	1,647	9,071	10,718	(1,608)	2005	40 years
Sartell 2000 23rd Street South - Sartell, MN	3,997	0	11,781	935	0	12,716	12,716	(3,133)	2002	40 years
Spring Creek-American Falls - American Falls, ID	2,438	145	3,870	0	145	3,870	4,015	(68)	2011	40 years
Spring Creek-Soda Springs - Soda Springs, ID	878	66	2,134	33	66	2,167	2,233	(38)	2011	40 years
Spring Creek-Eagle - Eagle, ID	2,243	263	3,775	0	263	3,775	4,038	(66)	2011	40 years
Spring Creek-Meridian - Meridian, ID	3,706	424	6,724	0	424	6,724	7,148	(117)	2011	40 years
Spring Creek-Overland - Overland, ID	3,448	687	5,941	0	687	5,941	6,628	(107)	2011	40 years
Spring Creek-Boise - Boise, ID	3,054	708	4,296	0	708	4,296	5,004	(80)	2011	40 years
Spring Creek-Ustick - Meridian, ID	0	467	3,833	0	467	3,833	4,300	(63)	2011	40 years
St Michael Clinic - St Michael, MN	1,951	328	2,259	264	328	2,523	2,851	(321)	2007	40 years
Stevens Point - Stevens Point, WI	9,797	442	3,888	10,495	442	14,383	14,825	(1,977)	2006	40 years
Trinity at Plaza 16 - Minot, ND	5,111	568	8,270	697	568	8,967	9,535	(137)	2011	40 years
Wells Clinic - Hibbing, MN	1,554	162	2,497	1	162	2,498	2,660	(501)	2004	40 years
Total Commercial Medical	$278,166	$32,828	$414,128	$53,312	$33,210	467,058	$500,268	$(78,744)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Industrial
API Building - Duluth, MN	$868	$115	$1,605	$3	$115	$1,608	$1,723	$(323)	2004	40 years
Bloomington 2000 W 94th Street - Bloomington, MN	3,789	2,133	4,097	1,107	2,150	5,187	7,337	(748)	2006	40 years
Bodycote Industrial Building - Eden Prairie, MN	1,118	198	1,154	800	198	1,954	2,152	(809)	1992	40 years
Brooklyn Park 7401 Boone Avenue - Brooklyn Park, MN	6,172	1,368	11,643	2,121	1,368	13,764	15,132	(3,367)	2007	40 years
Cedar Lake Business Center - St. Louis Park, MN	2,334	895	2,810	66	895	2,876	3,771	(363)	2009	40 years
Clive 2075 NW 94th Street - Clive, IA	2,214	408	2,611	48	408	2,659	3,067	(180)	2002	40 years
Dixon Avenue Industrial Park - Des Moines, IA	7,028	1,439	10,758	1,611	1,439	12,369	13,808	(3,177)	2008	40 years
Eagan 2785 & 2795 Highway 55 - Eagan, MN	0	3,058	2,570	0	3,058	2,570	5,628	(272)	1999	40 years
Fargo 1320 45th Street N - Fargo, ND(1)	0	395	3,518	246	395	3,764	4,159	(176)	2010	40 years
Lexington Commerce Center - Eagan, MN	2,399	453	4,352	1,842	480	6,167	6,647	(2,200)	2004	40 years
Lighthouse - Duluth, MN	911	90	1,788	7	90	1,795	1,885	(363)	2002	40 years
Metal Improvement Company - New Brighton, MN	1,494	240	2,189	78	240	2,267	2,507	(587)	2009	40 years
Minnetonka 13600 County Road 62 - Minnetonka, MN	2,496	809	434	2,459	809	2,893	3,702	(235)	2006	40 years
Roseville 2929 Long Lake Road - Roseville, MN	5,572	1,966	7,272	1,722	2,000	8,960	10,960	(1,235)	1995	40 years
Stone Container - Fargo, ND	1,896	440	6,597	104	440	6,701	7,141	(2,440)	2001	40 years
Stone Container - Roseville, MN	4,500	810	7,440	202	830	7,622	8,452	(1,952)	2007	40 years
Urbandale 3900 106th Street - Urbandale, IA	10,800	3,680	10,089	493	3,721	10,541	14,262	(1,414)	2000	40 years
Winsted Industrial Building - Winsted, MN	394	100	901	48	100	949	1,049	(320)	2001	40 years
Woodbury 1865 Woodlane - Woodbury, MN	2,746	1,108	2,628	1,884	1,123	4,497	5,620	(532)	2007	40 years
Total Commercial Industrial	$56,731	$19,705	$84,456	$14,841	$19,859	99,143	$119,002	$(20,693)

Commercial Retail
17 South Main - Minot, ND	$83	$15	$75	$197	$17	$270	$287	$(194)	2000	40 years
Anoka Strip Center - Anoka, MN	0	123	602	25	134	616	750	(143)	2003	40 years
Burnsville 1 Strip Center - Burnsville, MN	393	208	773	207	208	980	1,188	(229)	2003	40 years
Burnsville 2 Strip Center - Burnsville, MN	312	291	469	214	294	680	974	(172)	2003	40 years
Champlin South Pond - Champlin, MN	1,604	842	2,703	58	866	2,737	3,603	(576)	2004	40 years
Chan West Village - Chanhassen, MN	13,396	5,035	14,665	1,895	5,606	15,989	21,595	(3,846)	2003	40 years
Dakota West Plaza - Minot , ND	372	92	493	30	106	509	615	(80)	2006	40 years
Duluth Denfeld Retail - Duluth, MN	2,435	276	4,699	122	297	4,800	5,097	(976)	2004	40 years
Duluth NAPA - Duluth, MN	737	130	1,800	4	131	1,803	1,934	(362)	2004	40 years
Eagan Community - Eagan, MN	1,342	702	1,588	877	703	2,464	3,167	(564)	2003	40 years
Fargo Express Community - Fargo, ND	991	374	1,420	695	386	2,103	2,489	(354)	2003-2005	40 years
Forest Lake Auto - Forest Lake, MN(1)	0	50	446	13	50	459	509	(109)	2003	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Retail - continued
Forest Lake Westlake Center - Forest Lake, MN	$4,291	$2,446	$5,304	$487	$2,480	$5,757	$8,237	$(1,336)	2003	40 years
Grand Forks Carmike - Grand Forks, ND	1,650	184	2,360	2	184	2,362	2,546	(1,033)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	3,045	681	4,808	251	722	5,018	5,740	(1,547)	2000	40 years
Jamestown Buffalo Mall - Jamestown, ND	2,710	566	4,962	3,112	950	7,690	8,640	(1,237)	2003	40 years
Jamestown Business Center - Jamestown, ND	530	297	1,023	1,334	333	2,321	2,654	(730)	2003	40 years
Kalispell Retail Center - Kalispell, MT	1,352	250	2,250	973	253	3,220	3,473	(682)	2003	40 years
Lakeville Strip Center - Lakeville, MN	986	46	1,142	852	94	1,946	2,040	(553)	2003	40 years
Minot 1400 31st Ave - Minot, ND(1)	0	1,026	6,143	4,256	1,026	10,399	11,425	(440)	2010	40 years
Minot Arrowhead - Minot, ND	0	100	1,690	4,311	103	5,998	6,101	(1,135)	1973	15 1/2-40 years
Minot Plaza - Minot, ND	812	50	453	147	80	570	650	(275)	1993	40 years
Monticello C Store - Monticello, MN(1)	0	65	770	37	97	775	872	(185)	2003	40 years
Omaha Barnes & Noble - Omaha, NE	2,559	600	3,099	0	600	3,099	3,699	(1,278)	1995	40 years
Pine City C-Store - Pine City, MN	298	83	357	12	83	369	452	(85)	2003	40 years
Pine City Evergreen Square - Pine City, MN	1,831	154	2,646	582	385	2,997	3,382	(792)	2003	40 years
Rochester Maplewood Square - Rochester, MN(1)	0	3,275	8,610	1,399	3,652	9,632	13,284	(2,924)	1999	40 years
St. Cloud Westgate - St. Cloud, MN	3,197	950	5,535	1,614	973	7,126	8,099	(1,237)	2004	40 years
Weston Retail - Weston, WI	0	79	1,575	27	80	1,601	1,681	(369)	2003	40 years
Weston Walgreens - Weston, WI	3,124	66	1,718	671	67	2,388	2,455	(354)	2006	40 years
Total Commercial Retail	$48,050	$19,056	$84,178	$24,404	$20,960	106,678	$127,638	$(23,797)

Subtotal	$1,046,515	$182,115	$1,440,952	$268,942	$196,998	$1,695,011	$1,892,009	$(373,490)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Unimproved Land
Bismarck 2130 S 12th St - Bismarck, ND	$0	$576	$0	$13	$589	$0	$589	$0	2008
Bismarck 700 E Main - Bismarck, ND	0	314	0	557	871	0	871	0	2008
Eagan Unimproved Land - Eagan, MN	0	423	0	0	423	0	423	0	2006
Georgetown Square - Grand Chute, WI	2,174	1,860	0	0	1,860	0	1,860	0	2006
Kalispell Unimproved Land - Kalispell, MT	0	1,400	0	24	1,411	13	1,424	0	2003
Monticello Unimproved Land - Monticello, MN	0	115	0	2	117	0	117	0	2006
Renaissance Heights - Williston, ND	0	4,600	0	0	4,600	0	4,600	0	2012
River Falls Unimproved Land - River Falls, WI	0	176	0	4	179	1	180	0	2003
Urbandale Unimproved Land - Urbandale, IA	0	5	0	109	114	0	114	0	2009
Weston Unimproved Land - Weston, WI	0	812	0	0	812	0	812	0	2006
Total Unimproved Land	$2,174	$10,281	$0	$709	$10,976	$14	$10,990	$0

Development in Progress
1st Avenue Building - Minot, ND	$0	$0	$0	$321	$0	$321	$321	$0	1981
Chateau 2nd Floor Renovation - Minot, ND	0	0	0	1,407	0	1,407	1,407	0	1998
Jamestown Medical Office Building - Jamestown, ND	0	0	3	1,608	0	1,611	1,611	0	2012
Laramie 1072 Expansion - Laramie, WY	0	0	0	1,810	0	1,810	1,810	0	2009
Minot Arrowhead Outlot - Minot, ND	0	0	75	0	0	75	75	0	2011
Minot IPS - Minot, ND	0	416	63	1,771	416	1,834	2,250	0	2012
Quarry Ridge 2 - Rochester, MN	0	942	12,037	2,457	942	14,494	15,436	0	2011
Williston Garden - Williston, ND	0	700	154	3,835	700	3,989	4,689	0	2011
Total Development in Progress	$0	$2,058	$12,332	$13,209	$2,058	$25,541	$27,599	$0

Total	$1,048,689	$194,454	$1,453,284	$282,860	$210,032	$1,720,566	$1,930,598	$(373,490)

(a)
Amounts in this column are the mortgages payable balances as of April 30, 2012. These amounts do not include amounts owing under the Company’s multi-bank line of credit or under the Company’s construction loans.

(1)
As of April 30, 2012, this property was included in the collateral pool securing the Company’s $60.0 million multi-bank line of credit. The Company may add and remove eligible properties from the collateral pool if certain minimum collateral requirements are satisfied. Advances under the facility may not exceed 60% of the value of properties provided as security.

  2012 Annual Report F-43

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2012

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of total real estate carrying value for the three years ended April 30, 2012, 2011, and 2010 are as follows:

	(in thousands)
	2012	2011	2010

Balance at beginning of year	$1,770,798	$1,800,519	$1,729,585
Additions during year
Multi-Family Residential	47,433	4,210	4,270
Commercial Office	0	6,836	2,096
Commercial Medical	47,408	19,249	38,125
Commercial Industrial	0	3,914	3,066
Commercial Retail	2,316	7,169	0
Improvements and Other	35,176	23,183	29,343
	1,903,131	1,865,080	1,806,485
Deductions during year
Cost of real estate sold	(3,498)	(86,994)	(1,217)
Impairment charge	(127)	0	(1,678)
Other(A)	(7,497)	(7,288)	(3,071)
Balance at close of year(B)	$1,892,009	$1,770,798	$1,800,519

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2012, 2011, and 2010, are as follows:

	(in thousands)
	2012	2011	2010

Balance at beginning of year	$328,952	$308,626	$262,871
Additions during year
Provisions for depreciation	51,093	49,375	48,152
Deductions during year
Accumulated depreciation on real estate sold	(758)	(25,366)	(737)
Other(C)	(5,797)	(3,683)	(1,660)
Balance at close of year	$373,490	$328,952	$308,626

(A)	Consists of miscellaneous disposed assets and assets moved to Development in Progress.
(B)	The net basis of the Company’s real estate investments for Federal Income Tax purposes was approximately $1.4 billion, $1.2 billion and $1.3 billion at April 30, 2012, 2011 and 2010, respectively.
(C)	Consists of miscellaneous disposed assets.

2012 Annual Report F-44

Exhibit Index

3.1
Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust, as amended, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-182451), filed with the SEC on June 29, 2012.

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

4.2
Third Amendment to Loan Agreement dated June 15, 2012 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, incorporated herein by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2012.

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

10.6	Contribution Agreement, filed as Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006, and incorporated herein by reference.

10.7	Loan and Security Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.

10.8*	Short-Term Incentive Program, filed as Exhibit 10.1 to the Company’s Form 8-K filed June 4, 2012 and incorporated herein by reference.

10.9*	Long-Term Incentive Program, filed as Exhibit 10.2 to the Company’s Form 8-K filed June 4, 2012 and incorporated herein by reference.

10.10*	Description of Compensation of Trustees and Named Executive Officers, as described in 5.02 in the Company’s Form 8-K filed June 4, 2012 and incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.

2012 Annual Report

31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.

31.2	Section 302 Certification of Senior Vice President and Chief Financial Officer, filed herewith.

32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.

32.2	Section 906 Certification of the Senior Vice President and Chief Financial Officer, filed herewith.

101
The following materials from our Annual Report on Form 10-K for the year ended April 30, 2012 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.(1)

________________________
*	Indicates management compensatory plan, contract or arrangement.
(1)
Users of this data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

2012 Annual Report