Form 10-Q
period 2012-07-31
INVESTORS REAL ESTATE TRUST
filed 2012-09-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended July 31, 2012
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑
Registrant is a North Dakota Real Estate Investment Trust. As of August 27, 2012, it had 92,069,865 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2013
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	(in thousands, except share data)
	July 31, 2012	April 30, 2012
ASSETS
Real estate investments
Property owned	$1,979,099	$1,892,009
Less accumulated depreciation	(387,286)	(373,490)
	1,591,813	1,518,519
Development in progress	10,498	27,599
Unimproved land	10,990	10,990
Total real estate investments	1,613,301	1,557,108
Real estate held for sale	1,131	2,067
Cash and cash equivalents	37,002	39,989
Other investments	635	634
Receivable arising from straight-lining of rents, net of allowance of $1,270 and $1,209, respectively	24,127	23,273
Accounts receivable, net of allowance of $334 and $154, respectively	6,448	7,052
Real estate deposits	4	263
Prepaid and other assets	3,070	3,703
Intangible assets, net of accumulated amortization of $49,357 and $47,813, respectively	43,796	44,588
Tax, insurance, and other escrow	13,161	11,669
Property and equipment, net of accumulated depreciation of $1,554 and $1,423, respectively	1,332	1,454
Goodwill	1,120	1,120
Deferred charges and leasing costs, net of accumulated amortization of $17,509 and $16,244, respectively	21,932	21,447
TOTAL ASSETS	$1,767,059	$1,714,367

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$41,084	$47,403
Revolving line of credit	44,500	39,000
Mortgages payable	1,080,655	1,048,689
Other	25,094	14,012
TOTAL LIABILITIES	1,191,333	1,149,104
COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY
Investors Real Estate Trust shareholders' equity
Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2012 and April 30, 2012, aggregate liquidation preference of $28,750,000)	27,317	27,317
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 91,811,928 shares issued and outstanding at July 31, 2012, and 89,473,838 shares issued and outstanding at April 30, 2012)	701,431	684,049
Accumulated distributions in excess of net income	(289,025)	(278,377)
Total Investors Real Estate Trust shareholders' equity	439,723	432,989
Noncontrolling interests – Operating Partnership (21,170,797 units at July 31, 2012 and 20,332,415 units at April 30, 2012)	122,373	118,710
Noncontrolling interests – consolidated real estate entities	13,630	13,564
Total equity	575,726	565,263
TOTAL LIABILITIES AND EQUITY	$1,767,059	$1,714,367
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2012 and 2011
	(in thousands, except per share data)
	Three Months Ended July 31
	2012	2011
REVENUE
Real estate rentals	$51,755	$48,826
Tenant reimbursement	10,655	10,731
TOTAL REVENUE	62,410	59,557
EXPENSES
Depreciation/amortization related to real estate investments	15,453	14,139
Utilities	4,231	3,985
Maintenance	7,422	6,821
Real estate taxes	8,387	7,799
Insurance	921	876
Property management expenses	4,107	5,378
Administrative expenses	1,960	1,952
Advisory and trustee services	136	229
Other expenses	519	315
Amortization related to non-real estate investments	833	734
TOTAL EXPENSES	43,969	42,228
Interest expense	(16,517)	(15,881)
Interest income	18	53
Other income	124	100
Income from continuing operations	2,066	1,601
Loss from discontinued operations	(70)	(28)
NET INCOME	1,996	1,573
Net income attributable to noncontrolling interests – Operating Partnership	(251)	(178)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(66)	26
Net income attributable to Investors Real Estate Trust	1,679	1,421
Dividends to preferred shareholders	(593)	(593)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,086	$828
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	.01	.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.01	$.01
DIVIDENDS PER COMMON SHARE	$.1300	$.1715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the three months ended July 31, 2012 and 2011
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					1,421	147	1,568
Distributions – common shares and units					(13,850)	(3,424)	(17,274)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment and share purchase plan			562	4,543			4,543
Shares issued			66	549			549
Redemption of units for common shares			109	999		(999)	0
Adjustments to redeemable noncontrolling interests				(298)			(298)
Other			(1)	(7)		(245)	(252)
Balance July 31, 2011	1,150	$27,317	81,259	$627,722	$(250,585)	$128,079	$532,533

Balance April 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					1,679	317	1,996
Distributions – common shares and units					(11,734)	(2,679)	(14,413)
Distributions – preferred shares					(593)		(593)
Distribution reinvestment and share purchase plan			1,892	14,485			14,485
Shares issued			358	2,566			2,566
Partnership units issued						6,428	6,428
Redemption of units for common shares			89	337		(337)	0
Other			(1)	(6)			(6)
Balance July 31, 2012	1,150	$27,317	91,812	$701,431	$(289,025)	$136,003	$575,726
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2012 and 2011
	(in thousands)
	Three Months Ended July 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,996	$1,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,724	15,301
Loss on sale of real estate, land and other investments	73	0
Bad debt expense	420	85
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(944)	(419)
Decrease (increase) in accounts receivable	1,419	(148)
Decrease in prepaid and other assets	631	354
Increase in tax, insurance and other escrow	(713)	(366)
Increase in deferred charges and leasing costs	(1,750)	(1,302)
Decrease in accounts payable, accrued expenses, and other liabilities	(4,112)	(4,733)
Net cash provided by operating activities	13,744	10,345
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	1,039	381
Payments for real estate deposits	(780)	(510)
Decrease in lender holdbacks for improvements	624	924
Increase in lender holdbacks for improvements	(1,403)	(488)
Proceeds from sale of discontinued operations	875	0
Proceeds from sale of real estate and other investments	0	4
Insurance proceeds received	469	50
Payments for acquisitions and improvements of real estate assets	(55,255)	(12,242)
Net cash used by investing activities	(54,431)	(11,881)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	35,450	21,445
Principal payments on mortgages payable	(15,984)	(14,286)
Proceeds from revolving line of credit and other debt	16,593	4,000
Principal payments on revolving line of credit and other debt	0	(10)
Proceeds from sale of common shares, net of issue costs	2,168	106
Proceeds from sale of common shares under distribution reinvestment and share purchase program	11,357	1,593
Repurchase of fractional shares and partnership units	(6)	(7)
Distributions paid to common shareholders, net of reinvestment of $2,971 and $2,742, respectively	(8,763)	(11,108)
Distributions paid to preferred shareholders	(593)	(593)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $157 and $208, respectively	(2,522)	(3,216)
Distributions paid to noncontrolling interests – consolidated real estate entities	0	(245)
Distributions paid to redeemable noncontrolling interests – consolidated real estate entities	0	(27)
Net cash provided (used) by financing activities	37,700	(2,348)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,987)	(3,884)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,989	41,191
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,002	$37,307

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2012 and 2011
	(in thousands)
	Three Months Ended July 31
	2012	2011
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$2,971	$2,742
Operating partnership distribution reinvestment plan	157	208
Operating partnership units converted to shares	337	999
Real estate assets acquired through the issuance of operating partnership units	6,428	0
Real estate assets acquired through assumption of indebtedness and accrued costs	12,500	0
(Decrease) increase to accounts payable included within real estate investments	(1,808)	1,843
Fair value adjustments to redeemable noncontrolling interests	0	298
Involuntary conversion of assets due to flood damage	0	2,176
Construction debt reclassified to mortgages payable	0	2,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	15,561	14,751
Interest other	563	817
	$16,124	$15,568
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2012 and 2011
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of July 31, 2012, IRET owned 87 multi-family residential properties with 10,143 apartment units and 182 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.3 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other consolidated subsidiary entities.
All references to IRET or the Company refer to Investors Real Estate Trust and its consolidated subsidiaries.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements include the accounts of IRET and all subsidiaries in which it maintains a controlling interest. All intercompany balances and transactions are eliminated in consolidation. The Company's fiscal year ends April 30th.
The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company's interest in the Operating Partnership was 81.3% and 81.5%, respectively, as of July 31, 2012 and April 30, 2012. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.
The condensed consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET's other operations, with noncontrolling interests reflecting the noncontrolling partners' share of ownership and income and expenses.
UNAUDITED INTERIM FINANCIAL STATEMENTS
The interim condensed consolidated financial statements of IRET have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations and cash flows for the interim periods have been included.

The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012, as filed with the SEC on July 16, 2012.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment. This standard gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step I of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying amount, the two-step impairment test would be required. Otherwise, no further testing is required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this update for fiscal year 2013, but does not intend to use the methodology allowed by the ASU.
In July 2012, the FASB issued ASU 2012-02, Topic 350 - Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which amends Topic 350 to allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity would not be required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company will adopt this standard for fiscal year 2014, and does not expect the adoption will have an impact on the Company's consolidated results of operations or financial condition.
IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the three months ended July 31, 2012 and 2011, the Company incurred no losses due to impairment.
COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2012, the Company's compensating balances totaled $8.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000, and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the $635,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.

The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of construction costs or tenant improvements. The decrease of approximately $624,000 in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2012 is due primarily to the release of loan proceeds to the Company upon completion of these construction and tenant improvement projects, while the increase of $1.4 million represents additional amounts retained by lenders for new projects.
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the three months ended July 31, 2012, the Company added approximately $752,000 of new intangible assets and no new intangible liabilities. In the three months ended July 31, 2011, the Company added no new intangible assets or liabilities. The weighted average lives of the intangible assets acquired in the three months ended July 31, 2012 was 0.5 years. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The Company's identified intangible assets and intangible liabilities at July 31, 2012 and April 30, 2012 were as follows:
	(in thousands)
	July 31, 2012	April 30, 2012
Identified intangible assets (included in intangible assets):
Gross carrying amount	$93,153	$92,401
Accumulated amortization	(49,357)	(47,813)
Net carrying amount	$43,796	$44,588

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$1,104	$1,104
Accumulated amortization	(979)	(967)
Net carrying amount	$125	$137
The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(7,000) and $(26,000) for the three months ended July, 31 2012 and 2011, respectively The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2014	$35
2015	18
2016	14
2017	6
2018	(5)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.5 million and $1.7 million for the three months ended July 31, 2012 and 2011, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2014	$4,182
2015	3,825
2016	3,608
2017	3,139
2018	2,652

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of July 31, 2012 and April 30, 2012 was $1.1 million. The annual review at April 30, 2012 indicated no impairment to goodwill and there was no indication of impairment July 31, 2012.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation. As a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information.  During the first quarter of fiscal year 2013, the Company sold two condominium units and a retail property. During the first quarter of fiscal year 2012 the Company had no real estate dispositions. The results of operations for these properties are included in income from discontinued operations in the Condensed Consolidated Statements of Operations.
INVOLUNTARY CONVERSION OF ASSETS
As previously reported, Minot, North Dakota, where IRET's corporate headquarters is located, experienced significant flooding in June 2011, resulting in extensive damage to the Arrowhead Shopping Center and to the Chateau Apartments property, which consists of two 32-unit buildings. Additionally, on February 22, 2012, one of the buildings of the Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire. The Company expects to rebuild the destroyed building but has no firm estimates at this time for costs or expected completion date of such rebuilding. The property is insured and the Company expects the losses to be covered under its insurance policy, subject to a deductible of $200,000 for each event. The Company expensed $400,000 in fiscal year 2012 for the flood and fire deductibles. The remaining 32 units in Chateau Apartments were available for leasing in the first quarter of fiscal year 2013. Arrowhead Shopping Center is currently in various stages of re-leasing. Costs related to clean-up, redevelopment and loss of rents for Arrowhead Shopping Center and Chateau Apartments from the June 2011 flood are being reimbursed to the Company by its insurance carrier, less the Company's deductible of $200,000 under the policy.  During fiscal year 2012, for the Arrowhead and Chateau flood loss the Company received $5.7 million of insurance proceeds for flood clean-up costs and redevelopment and approximately $666,000 reimbursement for business interruption (loss of rents).
In regard to Arrowhead Shopping Center, the total insurance proceeds for redevelopment at April 30, 2012 exceeded the estimated basis in the assets requiring replacement, resulting in the recognition of approximately $274,000 in gain from involuntary conversion in fiscal year 2012. IRET expects final settlement of the Arrowhead and Chateau insurance claims to occur in the second quarter of fiscal year 2013.

NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2012 and 2011:
	(in thousands, except per share data)
	Three Months Ended July 31
	2012	2011
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$1,737	$1,443
Loss from discontinued operations – Investors Real Estate Trust	(58)	(22)
Net income attributable to Investors Real Estate Trust	1,679	1,421
Dividends to preferred shareholders	(593)	(593)
Numerator for basic earnings per share – net income available to common shareholders	1,086	828
Noncontrolling interests – Operating Partnership	251	178
Numerator for diluted earnings per share	$1,337	$1,006
DENOMINATOR
Denominator for basic earnings per share weighted average shares	90,518	80,854
Effect of convertible operating partnership units	20,774	19,990
Denominator for diluted earnings per share	111,292	100,844
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.01	$.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.01	$.01
NOTE 4 • EQUITY
The Company has a shelf registration statement under which it has registered common and preferred shares of beneficial interest with an aggregate public offering price of up to $150.0 million. On January 20, 2012, the Company entered into a continuous equity offering program under this shelf registration statement with BMO Capital Markets Corp. ("BMO") as sales agent, pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $100.0 million. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by IRET.  During the three months ended July 31, 2012, IRET issued 300,000 common shares under this program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million.  IRET issued no shares under a continuous equity offering program during the three months ended July 31, 2011.
During the three months ended July 31, 2012, the Company issued approximately 53,000 common shares, with a total grant-date value of approximately $398,000, under the Company's 2008 Incentive Award Plan, for trustee compensation and executive officer bonuses for fiscal year 2012 performance. During the three months ended July 31, 2011, the Company issued approximately 53,000 common shares, with a total grant-date value of approximately $443,000, under the 2008 Incentive Award Plan, for trustee compensation and executive officer bonuses for fiscal year 2011 performance.
During the three months ended July 31, 2012 and 2011, respectively, approximately 89,000 Units and 109,000 Units were converted to common shares, with a total value of approximately $337,000 and $999,000 included in equity. Approximately 5,000 common shares and 13,000 common shares were issued under the Company's 401(k) plan during the three months ended July 31, 2012 and 2011, respectively, with a total value of approximately $40,000 and $106,000 included in equity. Under the Company's Distribution Reinvestment and Share Purchase Plan, approximately 1.9 million common shares and 562,000 common shares were issued during the three months ended July 31, 2012 and 2011, respectively, with a total value of $14.5 million and $4.5 million included in equity.

NOTE 5 • SEGMENT REPORTING
IRET reports its results in five reportable segments: multi-family residential, commercial office, commercial medical (including senior housing), commercial industrial and commercial retail properties. The Company's reportable segments are aggregations of similar properties.
IRET measures the performance of its segments based on net operating income ("NOI"), which the Company defines as total real estate revenues and gain on involuntary conversion less real estate expenses and real estate taxes (excluding depreciation and amortization related to real estate investments and real estate impairment). IRET believes that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for commons shareholders or cash flow from operating activities as a measure of financial performance.
The revenues and net operating income for these reportable segments are summarized as follows for the three month periods ended July 31, 2012 and 2011, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.
	(in thousands)
Three Months Ended July 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$21,635	$18,638	$15,327	$3,459	$3,351	$62,410
Real estate expenses	9,522	9,289	4,082	1,019	1,156	25,068
Net operating income	$12,113	$9,349	$11,245	$2,440	$2,195	37,342
Depreciation/amortization						(16,286)
Administrative, advisory and trustee services						(2,096)
Other expenses						(519)
Interest expense						(16,517)
Interest and other income						142
Income from continuing operations						2,066
Loss from discontinued operations						(70)
Net income						$1,996

	(in thousands)
Three Months Ended July 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$17,482	$18,815	$16,617	$3,435	$3,208	$59,557
Real estate expenses	8,366	8,944	5,520	966	1,063	24,859
Net operating income	$9,116	$9,871	$11,097	$2,469	$2,145	34,698
Depreciation/amortization						(14,873)
Administrative, advisory and trustee services						(2,181)
Other expenses						(315)
Interest expense						(15,881)
Interest and other income						153
Income from continuing operations						1,601
Loss from discontinued operations						(28)
Net income						$1,573

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of July 31, 2012, and April 30, 2012, along with reconciliations to the condensed consolidated financial statements:
	(in thousands)
As of July 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$622,873	$607,182	$501,649	$119,287	$128,108	$1,979,099
Less accumulated depreciation	(133,127)	(125,743)	(82,310)	(21,448)	(24,658)	(387,286)
Total property owned	$489,746	$481,439	$419,339	$97,839	$103,450	1,591,813
Real estate held for sale						1,131
Cash and cash equivalents						37,002
Other investments						635
Receivables and other assets						114,990
Development in progress						10,498
Unimproved land						10,990
Total assets						$1,767,059

	(in thousands)
As of April 30, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$539,783	$605,318	$500,268	$119,002	$127,638	$1,892,009
Less accumulated depreciation	(128,834)	(121,422)	(78,744)	(20,693)	(23,797)	(373,490)
Total property owned	$410,949	$483,896	$421,524	$98,309	$103,841	1,518,519
Real estate held for sale						2,067
Cash and cash equivalents						39,989
Other investments						634
Receivables and other assets						114,569
Development in progress						27,599
Unimproved land						10,990
Total assets						$1,714,367
NOTE 6 • COMMITMENTS AND CONTINGENCIES
Litigation. The Company is not a party to any legal proceedings which are expected to have a material effect on the Company's liquidity, financial position, cash flows or results of operations. The Company is subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. Various claims of resident discrimination are also periodically brought, most of which also are covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material effect on the Company's liquidity, financial position, cash flows or results of operations.
Insurance. IRET carries insurance coverage on its properties in amounts and types that the Company believes are customarily obtained by owners of similar properties and are sufficient to achieve IRET's risk management objectives.
Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of July 31, 2012, the total property cost of the 17 properties subject to purchase options was approximately $114.1 million, and the total gross rental revenue from these properties was approximately $2.4 million for the three months ended July 31, 2012.
Environmental Matters. Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under the property. While IRET currently has no knowledge of any material violation of environmental laws, ordinances or regulations at any of its properties, there can be no assurance that areas of contamination will not be identified at any of the Company's properties, or that changes in environmental laws, regulations or cleanup requirements would not result in material costs to the Company.
Restrictions on Taxable Dispositions. Approximately 110 of IRET's properties, consisting of approximately 6.1 million square feet of the Company's combined commercial segments' properties and 4,522 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $822.3 million at July 31, 2012. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company's business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders' best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of July 31, 2012 and 2011, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $172.4 million and $164.0 million, respectively.
Joint Venture Buy/Sell Options. Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners' interests. During the third quarter of fiscal year 2012, IRET acquired, in an equity transaction for $1.3 million, its joint venture partner's interest in the Company's only joint venture which allowed IRET's unaffiliated partner, at its election, to require that IRET buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. The entity will continue to be consolidated in IRET's financial statements. The Company currently has no joint ventures in which its joint venture partner can require the Company to buy the partner's interest.
Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of July 31, 2012, the Company is committed to fund approximately $6.6 million in tenant improvements, within approximately the next 12 months.
Development, Expansion and Renovation Projects. As of July 31, 2012, the Company had several development, expansion and renovation projects underway or recently completed, the costs for which have been capitalized, as follows:
Multi-Family Conversion, Minot, North Dakota:  The Company is converting an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 20-unit multi-family residential property, for an estimated total cost of $3.0 million and a projected completion date in the fourth quarter of fiscal year 2013. As of July 31, 2012, the Company had incurred approximately $647,000 of these project costs.
Quarry Ridge Apartment Homes, Rochester, Minnesota: In the first quarter of fiscal year 2013, the Company substantially completed construction of an approximately 159-unit apartment project in Rochester, Minnesota, located adjacent to its existing Quarry Ridge Apartment Homes. The Company estimates that construction costs (excluding the value of the land) will total approximately $17.3 million. As of July 31, 2012, the Company had incurred approximately $15.6 million of the estimated construction costs.
Williston Apartments, Williston, North Dakota:  During the second quarter of fiscal year 2012, the Company formed a joint venture to construct a 145-unit multi-family residential property in Williston, North Dakota.  Of the 145 units, 72 units were placed in service during the fourth quarter of fiscal year 2012 and the remaining 73 units were placed in service in the first quarter of fiscal year 2013. The Company estimates a total cost to the joint venture entity of approximately $19.5 million, including the value of the land. The Company is the majority member of the joint venture, with a 60% interest, and the Company consolidates the joint venture's results in its financial statements; the remaining 40% interest is held by the Company's joint venture partner, a

Minnesota limited liability company formed by a developer and a construction company based in St. Cloud, Minnesota. The Company's cash contribution to the project is approximately $3.3 million; the Company's joint venture partner contributed project planning and development services and the land for the project, which together were valued at $2.2 million. The remainder of the project cost is being financed with a construction loan from First International Bank & Trust. As of July 31, 2012, the joint venture entity had incurred approximately $17.8 million of the estimated project costs.
Senior Housing Memory Care and Assisted Living Units, Laramie, Wyoming:  During the second quarter of fiscal year 2012, the Company entered into a contract for the construction of an additional 29 assisted living units at its existing 48-unit Spring Wind senior housing facility in Laramie, Wyoming, and for the conversion of an existing 16 units at the facility to memory care units, for a total, following project completion, of 61 assisted living units and 16 memory care units.  The Company estimates that the construction costs for this expansion project will total approximately $3.8 million and that the project will be completed in the second quarter of fiscal year 2013.  As of July 31, 2012, the Company had incurred approximately $3.1 million of these project costs.
Industrial-Office Build-to-Suit, Minot, North Dakota:  During the second quarter of fiscal year 2012, the Company entered into a 10-year, fully net lease with a provider of production enhancement services to the oil and gas industry, to construct and then lease an approximately 28,000 square foot industrial building to be located in Minot, North Dakota on an approximately 9.6-acre parcel of vacant land. Construction began in October 2011, with completion estimated in the second quarter of fiscal year 2013.  Total construction costs are currently estimated at $5.8 million (including the cost of the land), subject to tenant requested changes. As of July 31, 2012, the Company had incurred approximately $3.6 million of these estimated construction costs.
Jamestown Medical Office Building, Jamestown, North Dakota:  During the fourth quarter of fiscal year 2012, the Company formed a joint venture to construct a one-story, approximately 45,000 square foot medical office building on an approximately 4.9 acre parcel of land adjacent to the Jamestown Regional Medical Center campus in Jamestown, North Dakota, for a total project cost estimated at $9.2 million. The land on which the project is being built is held by the joint venture entity under a pre-paid ground lease with an initial term of 79 years and two 10-year renewals. The Company is the majority member of the joint venture, with a 51% interest, and the Company consolidates the joint venture's results in its financial statements; the remaining interest is held by the Company's joint venture partner, a Minnesota limited liability company formed by the principal in a medical leasing and development firm based in Minneapolis, Minnesota. The Company's cash contribution to the project is expected to be approximately $1.5 million, with the remainder of the project cost being provided by the Company's joint venture partner and from the proceeds of the joint venture entity's $6.2 million construction loan with Wells Fargo bank. As of July 31, 2012, the joint venture entity had incurred approximately $3.0 million of the total estimated project costs. Construction of the medical office building began in the fourth quarter of fiscal year 2012, with completion of the project currently expected in the third quarter of fiscal year 2013.
Branch Bank Building, Minot, North Dakota:  During the first quarter of fiscal year 2013, the Company entered into an agreement with First International Bank and Trust, Watford City, North Dakota (First International) to construct an approximately 3,700 square-foot building on an outlot of the Company's Arrowhead Shopping Center in Minot, North Dakota, to be leased by First International under a 20-year lease for use as a branch bank location. The total cost of the project is estimated to be approximately $1.7 million, and the building is currently expected to be completed in the fourth quarter of fiscal year 2013. As of July 31, 2012, the Company had incurred approximately $75,000 of these estimated project costs. Stephen Stenehjem, a member of the Company's Board of Trustees, is the President and Chairman of First International, and accordingly this transaction was reviewed and approved by the Company's Audit Committee under the Company's related party transactions approval policy, and by the Company's independent trustees.
Construction interest capitalized for the three month periods ended July 31, 2012 and 2011, respectively, was approximately $161,000 and $75,000 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS
The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property. During the first quarter of fiscal year 2012 the Company had no real estate dispositions. See Note 8 for additional information on the properties sold during the three months ended July 31, 2012. Six condominium units were classified as held for sale at July 31, 2012.  There were no properties classified as held for sale at July 31, 2011. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months ended July 31, 2012 and 2011:
	Three Months Ended July 31
	(in thousands)
	2012	2011
REVENUE
Real estate rentals	$9	$74
Tenant reimbursement	1	(3)
TOTAL REVENUE	10	71
EXPENSES
Depreciation/amortization related to real estate investments	0	27
Utilities	0	13
Maintenance	3	7
Real estate taxes	3	4
Insurance	1	1
Property management expenses	0	3
TOTAL EXPENSES	7	55
Interest expense	0	(44)
Income (loss) from discontinued operations before gain on sale	3	(28)
Loss on sale of discontinued operations	(73)	0
LOSS FROM DISCONTINUED OPERATIONS	$(70)	$(28)
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
PROPERTY ACQUISITIONS
During the first quarter of fiscal year 2013, the Company closed on its acquisitions of:
•
a 308-unit multi-family residential property in Topeka, Kansas, on approximately 18.3 acres of land, for a purchase price of approximately $17.7 million, of which $5.2 million was paid in cash with assumed debt of $12.5 million;

•
a 232-unit multi-family residential property in Lincoln, Nebraska, on approximately 14.7 acres of land, for a purchase price of approximately $17.5 million, of which $14.2 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $3.3 million; and

•
a 208-unit multi-family residential property in Lincoln, Nebraska, on approximately 11.5 acres of land, for a purchase price of approximately $17.3 million, of which $13.8 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $3.5 million.

Also during the first quarter of fiscal year 2013, the Company placed in service its 159-unit Quarry Ridge Apartment Homes development in Rochester, Minnesota, and placed in service buildings 3 and 4 (totaling 73 units) of its four-building, 145-unit Williston Gardens multi-family residential development in Williston, North Dakota. The Company is the majority member of the joint venture entity that owns the Williston Gardens development, with a 60% interest. As of July 31, 2012, project costs incurred for the Quarry Ridge development totaled approximately $15.6 million; the total estimated construction costs (excluding the value of the land) for the project are $17.3 million. Estimated total project costs for the Williston Gardens development are approximately $19.5 million, of which the joint venture entity had incurred approximately $17.8 million as of July 31, 2012.
During the first quarter of fiscal year 2012, the Company substantially completed construction of a six-screen movie theater at its existing Buffalo Mall property in Jamestown, North Dakota, for a total cost of $2.2 million. The Company had no acquisitions during the first quarter of fiscal year 2012.
The Company expensed approximately $73,000 and $0 of transaction costs related to acquisitions in the three months ended July 31, 2012 and 2011, respectively. The Company's acquisitions and development projects placed in service during the three months ended July 31, 2012 and 2011 are detailed below:
Three Months Ended July 31, 2012
		(in thousands)
Acquisitions	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
308 unit - Villa West - Topeka, KS	5/8/12	$1,590	$15,760	$300	$17,650
232 unit - Colony - Lincoln, NE	6/4/12	1,515	15,731	254	17,500
208 unit - Lakeside Village - Lincoln, NE	6/4/12	1,215	15,837	198	17,250

Total Property Acquisitions		$4,320	$47,328	$752	$52,400

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
159 unit – Quarry Ridge II – Rochester, MN(1)	6/29/12	$0	$3,543	$0	$3,543
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	7/31/12	0	4,158	0	4,158

Total Development Projects Placed in Service		$0	$7,701	$0	$7,701
(1)
Development property placed in service June 29, 2012. Additional costs paid in fiscal years 2012 and 2011, and land acquired in fiscal year 2007, totaled $13.0 million, for a total project cost at July 31, 2012 of $16.5 million.

(2)
Development property placed in service July 31, 2012. Buildings 1 and 2 were placed in service in fiscal year 2012. Additional costs paid in fiscal year 2012 totaled $12.0 million, for a total project cost at July 31, 2012 of $16.2 million.

Three Months Ended July 31, 2011
		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Commercial Retail
19,037 sq. ft. Jamestown Buffalo Mall Theater - Jamestown, ND(1)	6/15/11	$0	$764	$0	$764

Total Development Projects Placed in Service		$0	$764	$0	$764
(1)	Construction project placed in service June 15, 2011. Additional costs incurred in fiscal year 2011 totaled $1.4 million, for a total project cost at July 31, 2011 of $2.2 million.

PROPERTY DISPOSITIONS
During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property. The Company had no real estate dispositions in the first quarter of fiscal year 2012. The following table details the Company's dispositions during the three months ended July 31, 2012:
Three Months Ended July 31, 2012
	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Retail
16,080 sq ft. Kentwood Thomasville – Kentwood, MI	625	692	(67)

Other
Georgetown Square Condominiums 5 and 6	$330	$336	$(6)

Total Property Dispositions	$955	$1,028	$(73)
NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT
The Company's mortgages payable and revolving line of credit are collateralized by substantially all of its properties owned. The majority of the Company's mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of July 31, 2012, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 3.32% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.
Of the mortgages payable, the balances of fixed rate mortgages totaled $1.1 billion at July 31, 2012 and $1.0 billion at April 30, 2012. The balances of variable rate mortgages totaled $16.1 million and $16.2 million as of July 31, 2012 and April 30, 2012, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of July 31, 2012, the weighted average rate of interest on the Company's mortgage debt was 5.72%, compared to 5.78% on April 30, 2012. The aggregate amount of required future principal payments on mortgages payable as of July 31, 2012, is as follows:
Year ended April 30,	(in thousands)
2013 (remainder)	$42,003
2014	75,230
2015	107,081
2016	87,279
2017	199,843
Thereafter	569,219
Total payments	$1,080,655
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of July 31, 2012, lending commitments of $60.0 million.  As of July 31, 2012, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2012 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of July 31, 2012, the Company had borrowed $44.5 million. Subsequent to the end of the first quarter of fiscal year 2013, the Company used a portion of the proceeds of its public offering of preferred shares to repay $34.5 million of this $44.5 million, as discussed below in Note 12. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2012, the Company believes it is in compliance with the facility covenants.
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
Level 1:  Quoted prices in active markets for identical assets
Level 2:  Significant other observable inputs
Level 3:  Significant unobservable inputs
There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during the three months ended July 31, 2012 and 2011. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at July 31, 2012 and April 30, 2012.
Fair Value Measurements on a Nonrecurring Basis
The Company had no assets or liabilities recorded at fair value on a nonrecurring basis at July 31, 2012 and April 30, 2012.
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
The estimated fair values of the Company's financial instruments as of July 31, 2012 and April 30, 2012, are as follows:
	(in thousands)
	July 31, 2012		April 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$37,002	$37,002	$39,989	$39,989
Other investments	635	635	634	634
FINANCIAL LIABILITIES
Other debt	24,968	25,009	13,875	13,973
Line of credit	44,500	44,500	39,000	39,000
Mortgages payable	1,080,655	1,135,998	1,048,689	1,087,082

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company's unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Condensed Consolidated Balance Sheets. The Company acquired its sole redeemable noncontrolling interest from its joint venture partner in the third quarter of fiscal year 2012, and, following this acquisition, currently has no redeemable noncontrolling interests in consolidated real estate entities.  Below is a table reflecting the activity of the redeemable noncontrolling interests for the three months ended July 31, 2011.
(in thousands)
Balance at April 30, 2011	$987
Net income	5
Distributions	(27)
Mark-to-market adjustments	298
Balance at July 31, 2011	$1,263
NOTE 12 • SUBSEQUENT EVENTS
Preferred Share Offering.  On August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B preferred shares") at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company's option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115.0 million liquidation preference in the aggregate). The Company contributed the net proceeds from the sale to the Operating Partnership in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares. The Operating Partnership will use the proceeds of the public offering for general business purposes, including the acquisition, development, renovation, expansion and improvement of income-producing real estate properties and debt repayment. On August 7, 2012, the Operating Partnership used a portion of the proceeds of the offering of Series B preferred shares to repay $34.5 million in borrowings under its multi-bank line of credit, reducing outstanding borrowings under the line of credit from $44.5 million to $10.0 million.
Common and Preferred Share Distributions.  On September 4, 2012, the Company's Board of Trustees declared a regular quarterly distribution of 13.00 cents per share and unit on the Company's common shares of beneficial interest and the limited partnership units of IRET Properties, payable October 1, 2012 to common shareholders and unitholders of record on September 17, 2012. Also on September 4, 2012, the Company's Board of Trustees declared a distribution of 51.56 cents per share on the Company's Series A preferred shares of beneficial interest, payable October 1, 2012 to Series A preferred shareholders of record on September 17, 2012, and declared an initial, pro-rated distribution of 33.12 cents per share on the Company's Series B preferred shares of beneficial interest, payable October 1, 2012 to Series B preferred shareholders of record on September 17, 2012. Subsequent distributions on the Series B preferred shares are payable quarterly in arrears in the amount of 49.68 cents per share.
Completed Acquisitions.   Subsequent to the end of the first quarter of fiscal year 2013, the Company closed on its acquisition of two parcels of vacant land, in Williston, North Dakota and in St. Cloud, Minnesota, respectively. The Company paid approximately $823,000 in cash on August 1, 2012 to acquire the approximately 2.6 acre Williston, North Dakota land parcel, and paid $447,000 in cash on August 10, 2012 to acquire the approximately 3.8 acre St. Cloud, Minnesota land parcel. The unimproved land parcels were acquired for future development. The purchase price accounting is incomplete for the acquisitions that closed subsequent to July 31, 2012.
Pending Acquisitions. The Company has signed purchase agreements to acquire the following properties:
•	a two building, 58-unit multi-family residential property in Sartell, Minnesota on approximately 6.5 acres of land, for a purchase price totaling $5.1 million, to be paid in cash; and

•	a four-building, 204-unit multi-family residential property in Billings, Montana on approximately 8.9 acres of land, for a purchase price totaling $20.0 million, to be paid in cash.
Both of these pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that either of these transactions will be completed.
Pending Dispositions.  The Company has signed agreements to sell the following properties:
•	the Company's 85-unit Prairiewood Meadows Apartments property in Fargo, North Dakota;
•	the 116-unit Terrace on the Green Apartments property in Moorehead, Minnesota; and
•	the 66-unit Candlelight Apartments property in Fargo, North Dakota.
The Company currently projects total gross proceeds from these three sales of approximately $2.8 million; however, these pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that any or all of these three transactions will be completed on the terms currently expected, or at all.
Development Projects.  During the second quarter of fiscal year 2013, the Company began construction of its 146-unit River Ridge Apartments project in Bismarck, North Dakota. River Ridge is located near IRET's Cottonwood Apartments in Bismarck, and will offer amenities including a pool, exercise facility and underground parking. The Company estimates that the total cost to construct the project will be approximately $24.2 million, including the cost of the land plus imputed construction interest. Completion of the project is currently expected in the second quarter of the Company's fiscal year 2014.
In August 2012, the Company entered into a joint venture agreement with a real estate development and contracting company in St. Cloud, Minnesota, to construct a two-building, 132-unit multi-family residential property in St. Cloud, Minnesota, for an estimated total project cost of $14.3 million. The Company owns approximately 79% of the joint venture entity, with the remaining approximately 21% owned by its joint venture partner. Completion of the apartment project is currently expected in fourth quarter of the Company's fiscal year 2014.
ITEM 2. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company's audited financial statements for the fiscal year ended April 30, 2012, which are included in the Company's Form 10-K filed with the SEC on July 16, 2012.
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
Overview
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. In addition to this overview, which provides a discussion of our business, an overview of our operating results in the first quarter of fiscal year 2012 (the "2012 Quarter") compared to the first quarter of fiscal year 2011 (the "2011 Quarter"), and a summary of significant transactions in the 2012 and 2011 Quarters, the MD&A includes, in the Results of Operations subsection below, a discussion of our financial results comparing the 2012 Quarter to the 2011 Quarter, and, in the Liquidity and Capital Resources subsection below, a discussion of our financial condition and an analysis of changes in our capital structure and cash flows.
Business. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2012, our real estate portfolio consisted of 87 multi-family residential properties containing 10,143 apartment units and having a total real estate investment amount net of accumulated depreciation of $489.8 million, and 182 commercial properties containing approximately 12.3 million square feet of leasable space. Our commercial properties consist of:
•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $481.4 million;
•	65 commercial medical properties (including senior housing) containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $419.3 million;
•	19 commercial industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $97.8 million; and
•	30 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $103.5 million.
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
Operating Results.  The Company's results of operations in the 2012 and 2011 Quarters were as follows:
	(in thousands, except percentages)
	2012 Quarter	2011 Quarter	$ Change	% Change
Real estate revenue	$62,410	$59,557	$2,853	4.8%
NOI(1)	37,342	34,698	2,644	7.6%
Net income attributable to Investors Real Estate Trust	1,679	1,421	258	18.2%
FFO(2)	17,597	15,829	1,768	11.2%
(1)	See Note 5 of the Notes to the Condensed Consolidated Financial Statements for reconciliations of NOI to net income.
(2)	See page 34 of the MD&A for reconciliations of FFO to net income.
Physical occupancy as of July 31, 2012 compared to July 31, 2011 increased in three of our five reportable segments, decreasing in our commercial medical and commercial industrial segments, on a stabilized basis and an all-property basis. Stabilized properties are properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from the stabilized property category), and, in the case of development or re-development properties, which have achieved a target level of occupancy.

Physical Occupancy Levels on a Stabilized Property(1) and All Property Basis:
	Stabilized Properties		All Properties
	As of July 31,		As of July 31,
Segments	2012	2011	2012	2011
Multi-Family Residential	93.5%	91.5%	92.8%	91.5%
Commercial Office	78.8%	78.4%	78.8%	78.4%
Commercial Medical	95.0%	95.7%	95.3%	95.7%
Commercial Industrial	90.0%	94.7%	90.0%	94.7%
Commercial Retail	87.5%	86.0%	87.5%	86.0%
(1)	See page 26 of the MD&A for the definition of Stabilized Property.
Significant Events and Transactions during the 2012 Quarter and the 2011 Quarter.  Summarized below are the Company's significant transactions and events during the 2012 and 2011 Quarters:
2012 Quarter
•	the acquisition of three multi-family residential properties for $52.4 million, adding 748 units to the Company's multi-family residential portfolio.
•
the completion of the Company's 159-unit Quarry Ridge apartment development in Rochester, Minnesota, and the completion of the final 73 units of the Company's 145-unit Williston Garden apartment development in Williston, North Dakota. As of July 31, 2012, Quarry Ridge is 50.0% leased, and Williston Garden is 98.6% leased.

•
the execution of an amendment to the Company's multi-bank line of credit, to lower the floor on the interest rate to 5.15% per annum from 5.65% per annum, and to change the interest rate under the loan agreement to the prime rate plus 1.25%, from prime rate plus 1.0%.

•	the addition of a new executive to the Company's senior management team, with the appointment of Mark W. Reiling as Executive Vice President of Asset Management.
2011 Quarter
•	the completion of construction of a six-screen movie theater at the Company's existing Buffalo Mall property in Jamestown, North Dakota.
•	the appointment of Jeffrey K. Woodbury as a member of the Company's Board of Trustees.
•
the response to, and management of, a significant flood risk to several of the Company's properties in Minot, North Dakota, Bismarck, North Dakota, and South Sioux City, Nebraska, and the response to the substantial flood damage that occurred to the Company's Arrowhead Shopping Center and Chateau Apartments properties in Minot, North Dakota.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's critical accounting policies is included in the Company's Form 10-K for the fiscal year ended April 30, 2012, filed with the SEC on July 16, 2012, in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended July 31, 2012.
Recent Accounting Pronouncements.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

Results of Operations
Consolidated Results of Operations
Revenues.  Revenues for the three months ended July 31, 2012 were $62.4 million compared to $59.6 million in the three months ended July 31, 2011, an increase of $2.9 million or 4.8%. The increase in revenue for the three months ended July 31, 2012 resulted primarily from properties acquired in Fiscal 2013 and 2012, as shown in the table below.
(in thousands)
Increase in Total Revenue Three Months ended July 31, 2012
Rent in Fiscal 2013 primarily from 16 properties acquired or placed in service in Fiscal 2012 in excess of that received in Fiscal 2012 from the same 16 properties	$2,715
Rent in Fiscal 2013 primarily from 3 properties acquired in Fiscal 2013	1,403
Increase in rent on stabilized properties due primarily to increased occupancy in the multi-family residential segment(1)	755
Decrease in rent on stabilized properties due to changes within the assisted living portfolio in the commercial medical segment(2)	(2,867)
Increase in straight line rent	470
Decrease in tenant concessions	377
Net increase in total revenue	$2,853
(1)	See analysis of multi-family residential NOI on pages 28 of the MD&A for additional information.
(2)	Decrease in rent was offset by $1.8 million decrease in expense. See analysis of commercial medical NOI on page 30 of the MD&A for additional information.
Changes in Expenses and Net Income.  Net income available to common shareholders increased by approximately $258,000 during the three months ended July 31, 2012, compared to the three months ended July 31, 2011. The increase in net income is due primarily to an increase in NOI from acquisitions in the three months ended July 31, 2012, compared to the three months ended July 31, 2011, as well as other factors shown by the following analysis:
Increase in Net Income
(in thousands)
Three Months ended July 31, 2012
Net income available to common shareholders for Fiscal 2012	$828
Increase in NOI due primarily to acquisitions	2,644
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(1,413)
Decrease in administrative, advisory and trustee fees	85
Increase in other expenses	(204)
Increase in interest expense	(636)
Decrease in interest and other income	(11)
Increase in loss from discontinued operations	(42)
Increase in net income attributable to noncontrolling interests – Operating Partnership	(73)
Increase in net income attributable to noncontrolling interests – consolidated real estate entities	(92)
Net income available to common shareholders for Fiscal 2013	$1,086
•	Interest Expense. Our mortgage interest expense increased approximately $742,000, or 5.0%, to approximately $15.4 million during the first quarter of fiscal year 2013, compared to $14.7 million in the first quarter of fiscal year 2012. Mortgage interest expense for properties newly acquired in fiscal years 2013 and 2012 added $909,000 to our total mortgage interest expense in the three months ended July 31, 2012, while mortgage interest expense on existing properties decreased $167,000 for the three months ended July 31, 2012. The decrease in mortgage interest expense is due to refinancings in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on the multi-bank line of credit we entered into in the first quarter of fiscal year 2011, which totaled approximately $565,000 in the three months ended July 31, 2012. Mortgage interest expense and interest expense on our line of credit are all components of "Interest expense" on our Condensed Consolidated Statements of Operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit and construction loans) was 5.72% as of July 31, 2012 and 5.90% as of July 31, 2011. Our mortgage debt on July 31, 2012 increased approximately $32.0 million, or 3.0% from April 30, 2012. Mortgage debt does not include our multi-bank line of credit or our construction loans which appear on our Condensed Consolidated Balance Sheets in "Revolving line of credit" and "Other," respectively.
In addition to IRET's mortgage interest expense, the Company incurs interest expense for a line of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended July 31, 2012 and 2011 these amounts were $1.1 million and $1.2 million, respectively, for a total interest expense for the three months ended July 31, 2012 and 2011 of $16.5 million and $15.9 million, respectively, an increase of $636,000.
Net Operating Income
Net Operating Income ("NOI") is a non-GAAP measure which we define as total real estate revenues less real estate expenses and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments).  We believe that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for commons shareholders or cash flow from operating activities as a measure of financial performance.
The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for the three months ended July 31, 2012 and 2011.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
The tables also show net operating income by reportable operating segment on a stabilized property and non-stabilized property basis.  Stabilized properties are properties owned for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy.  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income. Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company's properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from stabilized properties, since changes from one fiscal year to another in real estate revenue and expenses from non-stabilized properties are due to the addition of those properties to the Company's real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of the Company's real estate portfolio.

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three months ended July 31, 2012 and 2011.
	(in thousands, except percentages)
	Three Months Ended July 31
	2012	2011	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$58,110	$59,462	$(1,352)	(2.3)%
Non-stabilized(1)	4,300	95	4,205	4426.3%
Total	$62,410	$59,557	$2,853	4.8%

Real estate expenses
Stabilized	$23,717	$24,808	$(1,091)	(4.4)%
Non-stabilized(1)	1,351	51	1,300	2549.0%
Total	$25,068	$24,859	$209	0.8%

Net operating income
Stabilized	$34,393	$34,654	$(261)	(0.8)%
Non-stabilized(1)	2,949	44	2,905	6602.3%
Total	$37,342	$34,698	$2,644	7.6%
Depreciation/amortization	(16,286)	(14,873)
Administrative, advisory and trustee services	(2,096)	(2,181)
Other expenses	(519)	(315)
Interest expense	(16,517)	(15,881)
Interest and other income	142	153
Income from continuing operations	2,066	1,601
(Loss) income from discontinued operations(2)	(70)	(28)
Net income	$1,996	$1,573

(1)	Non-stabilized properties include:
FY2013 -	Multi-Family Residential -
Ashland, Grand Forks, ND; Chateau, Minot, ND; Colony, Lincoln, NE; Cottage West Twin Homes, Sioux Falls, SD; Evergreen II, Isanti, MN; Gables Townhomes, Sioux Falls, SD; Grand Gateway, St Cloud, MN; Lakeside Village, Lincoln, NE; Quarry Ridge II, Rochester, MN; Regency Park Estates, St Cloud, MN; Villa West, Topeka, KS and Williston Garden, Williston, ND.

Commercial Medical -
Edina 6525 Drew Avenue, Edina, MN; Spring Creek American Falls, American Falls, ID; Spring Creek Soda Springs, Soda Springs, ID; Spring Creek Eagle, Eagle, ID; Spring Creek Meridian, Meridian, ID; Spring Creek Overland, Boise, ID; Spring Creek Boise, Boise, ID; Spring Creek Ustick, Meridian, ID and Trinity at Plaza 16, Minot, ND.

FY2012 -	Multi-Family Residential -	Chateau, Minot, ND

(2)	Discontinued operations include gain on disposals and income from operations for:
2013 Dispositions and Properties Held for Sale – Georgetown Square Condominiums and Kentwood Thomasville Furniture.
2012 Dispositions and Properties Held for Sale – Livingston Pamida, East Grand Station, Georgetown Square Condominiums and Kentwood Thomasville Furniture.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by approximately $944,000 in the three months ended July 31, 2012 compared to the same period in the prior fiscal year. Approximately $724,000 of this increase was due to increased occupancy across our multi-family portfolio; increased occupancy in some instances allows for rental rate increases, which accounted for approximately $527,000 of additional revenue in this segment in the first quarter 2012 compared to the first quarter of fiscal year 2011. The remainder of the real estate revenue increase is attributable to a decrease of $120,000 in allowances and concessions and an increase of $100,000 in other fee revenue items.
Real estate expenses at stabilized properties decreased by $22,000 in the three months ended July 31, 2012 compared to the same period in the prior fiscal year. Utilities, real estate taxes and insurance combined increased by approximately $98,000; maintenance expense increased by approximately $152,000, and property management expenses decreased by $272,000 for a net decrease of $22,000. Maintenance increased due to general maintenance items completed during the quarter, and decreases in property management expenses were primarily due to overall efficiencies and cost savings due to internalization of in-house property management.

	(in thousands, except percentages)
	Three Months Ended July 31,
	2012	2011	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$18,331	$17,387	$944	5.4%
Non-stabilized	3,304	95	3,209	3377.9%
Total	$21,635	$17,482	$4,153	23.8%

Real estate expenses
Stabilized	$8,293	$8,315	$(22)	(0.3)%
Non-stabilized	1,229	51	1,178	2309.8%
Total	$9,522	$8,366	$1,156	13.8%

Net operating income
Stabilized	$10,038	$9,072	$966	10.6%
Non-stabilized	2,075	44	2,031	4615.9%
Total	$12,113	$9,116	$2,997	32.9%

Occupancy	2012	2011
Stabilized	93.5%	91.5%
Non-stabilized	88.7%	100.0%
Total	92.8%	91.5%

Commercial Office
Real estate revenue from stabilized properties in our commercial office segment decreased by less than 1%, or $177,000, in the first quarter of fiscal year 2013 compared to first quarter of fiscal year 2012. Real estate rentals increased by $143,000 due to a slight increase in occupancy, offset by a decrease in tenant reimbursements.
Real estate expenses at stabilized properties increased by approximately $345,000 in the first quarter of fiscal year 2013 compared to the first quarter of fiscal 2012, primarily due to an increase in real estate taxes of $115,000; an increase in property management expense of $196,000, which was primarily due to bad debt write off and non-recoverable other expense; and an increase of $34,000 in other expense items.

	(in thousands, except percentages)
	Three Months Ended July 31,
	2012	2011	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$18,638	$18,815	$(177)	(0.9)%
Non-stabilized	0	0	0	0.0%
Total	$18,638	$18,815	$(177)	(0.9)%

Real estate expenses
Stabilized	$9,289	$8,944	$345	3.9%
Non-stabilized	0	0	0	0.0%
Total	$9,289	$8,944	$345	3.9%

Net operating income
Stabilized	$9,349	$9,871	$(522)	(5.3)%
Non-stabilized	0	0	0	0.0%
Total	$9,349	$9,871	$(522)	(5.3)%

Occupancy	2012	2011
Stabilized	78.8%	78.4%
Non-stabilized	n/a	n/a
Total	78.8%	78.4%

Commercial Medical
Real estate revenue from stabilized properties in our commercial medical segment decreased by approximately $2.3 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. The decrease was primarily due to a reduction in revenue of $1.9 million at our Wyoming senior living facilities (partially offset by a $1. 8 million reduction in real estate expenses, as discussed below), following the restructuring of the Company's  assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold its wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expenses category of the Company's statements. The revenues from the Wyoming portfolio were reduced by approximately $100,000 in the first quarter of fiscal year 2013 because of vacancy attributable to the Company's expansion projects in this portfolio. With completion of these expansion projects, the portfolio's revenues have returned to levels comparable to the levels achieved in the portfolio prior to the portfolio restructuring. Also contributing to the decrease in revenue from stabilized properties in the commercial medical segment in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was a decrease in scheduled rent at some assisted living facilities following amendment of the leases to shorten terms and remove purchase options, offset by an increase in straight line rent, for a net reduction of $277,000 in scheduled rent from those facilities.  Additionally, slightly lower occupancy at our property in Sartell, Minnesota also decreased revenue in this segment by approximately $177,000 in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.
Real estate expenses from stabilized properties decreased by approximately $1.6 million, primarily due to the portfolio restructuring discussed above, which reduced real estate expenses by approximately $1.8 million.  These expense reductions were offset by an increase in management fee of $228,000 as a result of prior year quarter  realized a recovery of bad debt.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2012	2011	$ Change	% Change
Commercial Medical

Real estate revenue
Stabilized	$14,331	$16,617	$(2,286)	(13.8)%
Non-stabilized	996	0	996	n/	a
Total	$15,327	$16,617	$(1,290)	(7.8)%

Real estate expenses
Stabilized	$3,960	$5,520	$(1,560)	(28.3)%
Non-stabilized	122	0	122	n/	a
Total	$4,082	$5,520	$(1,438)	(26.1)%

Net operating income
Stabilized	$10,371	$11,097	$(726)	(6.5)%
Non-stabilized	874	0	874	n/	a
Total	$11,245	$11,097	$148	1.3%

Occupancy	2012	2011
Stabilized	95.0%	95.7%
Non-stabilized	99.8%	n/a
Total	95.3%	95.7%

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by approximately $24,000 in the first quarter of fiscal year 2013 compared to first quarter of  fiscal year 2012. The increase was primarily due to increased tenant reimbursements of $67,000, resulting from a true-up of annual expenses, offset by a decrease in occupancy which resulted in  $43,000 of lost rent. Real estate expenses from stabilized properties increased by $53,000 in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2012	2011	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$3,459	$3,435	$24	0.7%
Non-stabilized	0	0	0	0.0%
Total	$3,459	$3,435	$24	0.7%

Real estate expenses
Stabilized	$1,019	$966	$53	5.5%
Non-stabilized	0	0	0	0.0%
Total	$1,019	$966	$53	5.5%

Net operating income
Stabilized	$2,440	$2,469	$(29)	(1.2)%
Non-stabilized	0	0	0	0.0%
Total	$2,440	$2,469	$(29)	(1.2)%

Occupancy	2012	2011
Stabilized	90.0%	94.7%
Non-stabilized	n/a	n/a
Total	90.0%	94.7%

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by approximately $143,000 in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. Increased occupancy and stabilization of our Minot Arrowhead Shopping Center post flood accounted for the increase.
Real estate expenses from stabilized properties increased by $93,000, primarily due to an increase in general maintenance expense of $90,000, and an increase in other expense items of $3,000.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2012	2011	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$3,351	$3,208	$143	4.5%
Non-stabilized	0	0	0	0.0%
Total	$3,351	$3,208	$143	4.5%

Real estate expenses
Stabilized	$1,156	$1,063	$93	8.7%
Non-stabilized	0	0	0	0.0%
Total	$1,156	$1,063	$93	8.7%

Net operating income
Stabilized	$2,195	$2,145	$50	2.3%
Non-stabilized	0	0	0	0.0%
Total	$2,195	$2,145	$50	2.3%

Occupancy	2012	2011
Stabilized	87.5%	86.0%
Non-stabilized	n/a	n/a
Total	87.5%	86.0%
CREDIT RISK
The following table lists our top ten commercial tenants on July 31, 2012, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of July 1, 2012.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 12.4% of our total commercial segments' minimum rents as of July 1, 2012, and they accounted for approximately 7.4% of our total real estate rentals as of July 1, 2012.
Lessee	% of Total Commercial Segments' Minimum Rents as of July 1, 2012
Affiliates of Edgewood Vista	12.4%
St. Luke's Hospital of Duluth, Inc.	3.5%
Fairview Health Services	3.4%
Applied Underwriters	2.2%
Affiliates of Siemens USA (NYSE: SI)	1.6%
HealthEast Care System	1.6%
Nebraska Orthopedic Hospital	1.3%
Microsoft (NASDAQ: MSFT)	1.3%
Arcadis Corporate Services, Inc.	1.2%
State of Idaho Department of Health and Welfare	1.1%
All Others	70.4%
Total Monthly Commercial Rent as of July 1, 2012	100.0%

PROPERTY ACQUISITIONS AND DISPOSITIONS
During the first quarter of fiscal year 2013, the Company closed on its acquisitions of:
•
a 308-unit multi-family residential property in Topeka, Kansas, on approximately 18.3 acres of land, for a purchase price of approximately $17.7 million, of which $5.2 million was paid in cash with assumed debt of $12.5 million;

•
a 232-unit multi-family residential property in Lincoln, Nebraska, on approximately 14.7 acres of land, for a purchase price of approximately $17.5 million, of which $14.2 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $3.3 million; and

•
a 208-unit multi-family residential property in Lincoln, Nebraska, on approximately 11.5 acres of land, for a purchase price of approximately $17.3 million, of which $13.8 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $3.5 million.

Also during the first quarter of fiscal year 2013, the Company placed in service its 159-unit Quarry Ridge Apartment Homes development in Rochester, Minnesota, and placed in service buildings 3 and 4 (totaling 73 units) of its four-building, 145-unit Williston Gardens multi-family residential development in Williston, North Dakota. The Company is the majority member of the joint venture entity that owns the Williston Gardens development, with a 60% interest. As of July 31, 2012, project costs incurred for the Quarry Ridge development totaled approximately $15.6 million; the total estimated construction costs (excluding the value of the land) for the project are $17.3 million. Estimated total project costs for the Williston Gardens development are approximately $19.5 million, of which the joint venture entity had incurred approximately $17.8 million as of July 31, 2012.
During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property.
See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company's acquisitions and dispositions during the three month periods ended July 31, 2012 and 2011.
FUNDS FROM OPERATIONS
IRET considers Funds from Operations ("FFO") a useful measure of performance for an equity REIT. IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). NAREIT defines FFO to mean "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." In addition, in October 2011 NAREIT clarified its computation of FFO so as to exclude impairment charges for all periods presented. Because of limitations of the FFO definition adopted by NAREIT, IRET has made certain interpretations in applying the definition. IRET believes all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.
IRET management considers that FFO, by excluding depreciation costs, impairment write-downs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by U.S. GAAP, is useful to investors in providing an additional perspective on IRET's operating results. Historical cost accounting for real estate assets in accordance with U.S. GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time. However, real estate asset values have historically risen or fallen with market conditions. NAREIT's definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by U.S. GAAP may not reflect underlying economic realities. Additionally, the exclusion, in NAREIT's definition of FFO, of impairment write-downs and gains and losses from the sales of previously depreciated operating real estate assets, assists IRET management and investors in identifying the operating results of the long-term assets that form the core of IRET's investments, and assists in comparing those operating results between periods. FFO is used by IRET management and investors to identify trends in occupancy rates, rental rates and operating costs.
While FFO is widely used by REITs as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO in the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income as determined in accordance with U.S. GAAP as a measure of IRET's performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO does not represent cash generated from operating activities in accordance with U.S. GAAP, and is not necessarily indicative of sufficient cash flow to fund all of IRET's needs or its ability to service indebtedness or make distributions.
FFO applicable to common shares and Units for the three months ended July 31, 2012 increased to $17.6 million compared to $15.8 million for the comparable period ended July 31, 2011, an increase of 11.2%.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS
	(in thousands, except per share amounts)
Three Months Ended July 31,	2012			2011
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$1,679			$1,421
Less dividends to preferred shareholders	(593)			(593)
Net income available to common shareholders	1,086	90,518	$0.01	828	80,854	$0.01
Adjustments:
Noncontrolling interest – Operating Partnership	251	20,774		178	19,990
Depreciation and amortization(1)	16,187			14,823
Gain on depreciable property sales	73			0
Funds from operations applicable to common shares and Units	$17,597	111,292	$0.16	$15,829	100,844	$0.16
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $16,286 and $14,900, less corporate-related depreciation and amortization on office equipment and other assets of $99 and $77, for the three months ended July 31, 2012 and 2011, respectively.
(2)	UPREIT Units of the Operating Partnership are exchangeable for cash, or, at the Company's discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
DISTRIBUTIONS
The following distributions per common share and unit were paid during the three months ended July 31 of fiscal years 2013 and 2012:
Month	Fiscal Year 2013	Fiscal Year 2012
July	$.1300	$.1715

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
The Company's principal liquidity demands are maintaining distributions to the holders of the Company's common and preferred shares of beneficial interest and UPREIT Units, capital improvements and repairs and maintenance to the Company's properties, acquisition of additional properties, property development, tenant improvements and debt service and repayments.
The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on secured and unsecured lines of credit (the Company currently has one multi-bank line of credit with a total commitment capacity of $60.0 million, secured by mortgages on 23 Company properties). Management considers the Company's ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to experience significant challenges including reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent the Company's ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company's long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, the Company intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of UPREIT Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or short-term unsecured indebtedness.
SOURCES AND USES OF CASH
While the economy continues to show signs of recovery and credit markets are stable, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our maturing debt, but we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and accordingly we are cautious regarding our ability in the remainder of fiscal year 2013 to rely on cash-out refinancing at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals such as the Federal Housing Finance Agency's proposal released in February 2012, to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties.  As we have previously noted, we consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of July 31, 2012, mortgage debt maturing in the next six months consists of a single loan for approximately $7.0 million that is secured by a commercial industrial property in Iowa; this loan is anticipated to be paid in full in the third quarter of fiscal year 2013. As of July 31, 2012, approximately 84.9%, or $16.9 million of our mortgage debt maturing in the next twelve months is placed on properties in our four commercial segments and approximately 15.1%, or $3.0 million, is placed on multi-family residential assets.
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of July 31, 2012, lending commitments of $60.0 million.  As of July 31, 2012, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2012 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of July 31, 2012, the Company had borrowed $44.5 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2012, the Company believes it is in compliance with the facility covenants.
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2012, the Company's compensating balances totaled $8.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000, and American National Bank, Omaha, Nebraska, deposit of $400,000.
The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the three months ended July 31, 2012, approximately 928,000 Units, valued at issuance at $6.4 million, were issued in connection with the Company's acquisition of property. In the three months ended July 31, 2011, there were no Units issued in connection with property acquisitions.

The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 5%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During the three months ended July 31, 2012, the Company issued 755,000 shares at an average price of $7.94 per share pursuant to such waivers, for total net proceeds to the Company of $6.0 million. During the three months ended July 31, 2012, the Company issued a total of approximately 1.9 million common shares under its DRIP through reinvestments and voluntary cash contributions, with a total value of $14.5 million.
Cash and cash equivalents on July 31, 2012 totaled $37.0 million, compared to $37.3 million on July 31, 2011, a decrease of approximately $300,000. Net cash provided by operating activities for the three months ended July 31, 2012 increased by approximately $3.4 million, primarily due to collections of accounts receivable and an increase in net income with depreciation and amortization added back, compared to the three months ended July 31, 2011.  Net cash used by investing activities increased by $42.6 million for the three months ended July 31, 2012 compared to the three months ended July 31, 2011, primarily due to an increase in payments for acquisitions and improvements of real estate. Net cash provided by financing activities was $37.7 million for the three months ended July 31, 2012, as compared to net cash used by financing activities of $2.3 million in the comparable period of the prior year. The increase in funds provided by financing activity was primarily due to an increase in proceeds from mortgages payable, the Company's line of credit and the sale common shares in the three months ended July 31, 2012 as compared to the three months ended July 31, 2011.
FINANCIAL CONDITION
Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $32.0 million as of July 31, 2012, compared to April 30, 2012, due to new debt on existing and new properties, net of principal payments and loans that were paid off. As of July 31, 2012, approximately 98.5% of the Company's $1.1 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of July 31, 2012, the weighted average rate of interest on the Company's mortgage debt was 5.72%, compared to 5.78% on April 30, 2012.
Property Owned. Property owned increased to $2.0 billion at July 31, 2012 from $1.9 billion at April 30, 2012. During the three months ended July 31, 2012, the Company acquired three additional investment properties, placed two construction projects in service and disposed of one property and two condominium units, as described above in the "Property Acquisitions and Dispositions" subsection of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2012 were $37.0 million, compared to $40.0 million on April 30, 2012.
Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $635,000 and $634,000 on July 31, 2012 and on April 30, 2012, respectively.
Operating Partnership Units. Outstanding units in the Operating Partnership increased to 21.2 million Units at July 31, 2012 compared to 20.3 million Units outstanding at April 30, 2012. The increase resulted primarily from the issuance of Units in exchange for property, net of the conversion of Units to common shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2012 totaled 91.8 million, compared to 89.5 million outstanding on April 30, 2012. During the three months ended July 31, 2012, IRET issued approximately 300,000 common shares under its continuous equity offering program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of approximately 1.9 million common shares issued during the three months ended July 31, 2012, for a total value of $14.5 million. Conversions of approximately 89,000 UPREIT Units to common shares, for a total of approximately $337,000 in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the three months ended July 31, 2012.
Subsequent to the end of the first quarter of fiscal 2013, on August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B preferred shares") at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company's option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115.0 million liquidation preference in the aggregate). The Company contributed the net proceeds from the sale to the Operating Partnership in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares. The Operating Partnership will use the proceeds of the public offering for general business purposes, including the acquisition, development, renovation, expansion and improvement of income-producing real estate properties and debt repayment. On August 7, 2012, the Operating Partnership used a portion of the proceeds of the offering of Series B preferred shares to repay $34.5 million in borrowings under its multi-bank line of credit, reducing outstanding borrowings under the line of credit from $44.5 million to $10.0 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.
Variable interest rates. Because approximately 98.5% of our debt, as of July 31, 2012 and April 30, 2012, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the first quarter of fiscal year 2013 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2012, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:

	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total	Fair Value
Fixed Rate	$41,830	$74,525	$97,211	$87,155	$199,714	$564,128	$1,064,563	$1,119,906
Average Fixed Interest Rate(1)	5.69%	5.63%	5.50%	5.46%	4.93%
Variable Rate	$173	$705	$9,870	$124	$129	$5,091	$16,092	$16,092
Average Variable Interest Rate(1)	4.72%	4.61%	4.76%	3.34%	3.33%
							$1,080,655	$1,135,998

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
Fixed Rate	$45,440	$57,537	$52,112	$46,455	$37,625	$93,485	$332,654
Variable Rate	570	734	318	179	174	320	2,295
							$334,949

(1)	Interest rate given is for the entire year.
The weighted average interest rate on our fixed rate and variable rate debt as of July 31, 2012, was 5.72%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $16.1 million of variable rate indebtedness would increase our annual interest expense by $161,000.

ITEM 4. CONTROLS AND PROCEDURES
IRET's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our operations, we become involved in litigation. At this time, we know of no pending or threatened proceedings that would have a material impact upon us.
Item 1A. Risk Factors
Important factors that could cause our actual results to be materially different from expectations expressed in forward-looking statements include the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal year 2013, the Company issued an aggregate of 89,241 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in eXtensible Business Reporting Language ( "XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: September 10, 2012

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 formatted in eXtensible Business Reporting Language ( "XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.