Form 10-Q
period 2012-10-31
INVESTORS REAL ESTATE TRUST
filed 2012-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended October 31, 2012
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
Registrant is a North Dakota Real Estate Investment Trust. As of November 26, 2012, it had 93,493,324 common shares of beneficial interest outstanding.

Table of  Contents
PART I
ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2013
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	(in thousands, except share data)
	October 31, 2012	April 30, 2012
ASSETS
Real estate investments
Property owned	$1,983,978	$1,892,009
Less accumulated depreciation	(394,256)	(373,490)
	1,589,722	1,518,519
Development in progress	23,218	27,599
Unimproved land	11,670	10,990
Total real estate investments	1,624,610	1,557,108
Real estate held for sale	1,844	2,067
Cash and cash equivalents	84,258	39,989
Other investments	637	634
Receivable arising from straight-lining of rents, net of allowance of $1,310 and $1,209, respectively	24,895	23,273
Accounts receivable, net of allowance of $410 and $154, respectively	2,854	7,052
Real estate deposits	55	263
Prepaid and other assets	2,101	3,703
Intangible assets, net of accumulated amortization of $25,579 and $47,813, respectively	42,281	44,588
Tax, insurance, and other escrow	12,177	11,669
Property and equipment, net of accumulated depreciation of $1,518 and $1,423, respectively	1,351	1,454
Goodwill	1,110	1,120
Deferred charges and leasing costs, net of accumulated amortization of $16,484 and $16,244, respectively	21,164	21,447
TOTAL ASSETS	$1,819,337	$1,714,367

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$38,762	$47,403
Revolving line of credit	10,000	39,000
Mortgages payable	1,045,197	1,048,689
Other	32,889	14,012
TOTAL LIABILITIES	1,126,848	1,149,104
COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2012 and April 30, 2012, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 and 0 shares issued and outstanding at October 31, 2012 and April 30, 2012, respectively, aggregate liquidation preference of $115,000,000)	111,357	0
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 93,161,087 shares issued and outstanding at October 31, 2012, and 89,473,838 shares issued and outstanding at April 30, 2012)	711,880	684,049
Accumulated distributions in excess of net income	(295,396)	(278,377)
Total Investors Real Estate Trust shareholders' equity	555,158	432,989
Noncontrolling interests – Operating Partnership (21,336,222 units at October 31, 2012 and 20,332,415 units at April 30, 2012)	122,357	118,710
Noncontrolling interests – consolidated real estate entities	14,974	13,564
Total equity	692,489	565,263
TOTAL LIABILITIES AND EQUITY	$1,819,337	$1,714,367
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of  Contents
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and six months ended October 31, 2012 and 2011
	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2012	2011	2012	2011
REVENUE
Real estate rentals	$53,389	$49,371	$104,719	$97,804
Tenant reimbursement	11,554	10,829	22,210	21,560
TOTAL REVENUE	64,943	60,200	126,929	119,364
EXPENSES
Depreciation/amortization related to real estate investments	15,707	14,116	31,096	28,190
Utilities	4,859	4,848	9,057	8,792
Maintenance	6,511	6,888	13,853	13,653
Real estate taxes	8,281	7,624	16,628	15,381
Insurance	954	773	1,862	1,638
Property management expenses	4,199	5,394	8,245	10,705
Administrative expenses	1,918	1,911	3,878	3,863
Advisory and trustee services	143	193	279	422
Other expenses	513	835	1,032	1,150
Amortization related to non-real estate investments	799	758	1,632	1,492
TOTAL EXPENSES	43,884	43,340	87,562	85,286
Gain on involuntary conversion	2,263	0	2,263	0
Interest expense	(16,300)	(16,193)	(32,723)	(31,978)
Interest income	88	37	106	90
Other income	115	176	239	276
Income from continuing operations	7,225	880	9,252	2,466
Income from discontinued operations	2,785	611	2,754	598
NET INCOME	10,010	1,491	12,006	3,064
Net income attributable to noncontrolling interests – Operating Partnership	(1,290)	(194)	(1,541)	(372)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(208)	(12)	(274)	14
Net income attributable to Investors Real Estate Trust	8,512	1,285	10,191	2,706
Dividends to preferred shareholders	(2,878)	(593)	(3,471)	(1,186)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,634	$692	$6,720	$1,520
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	.04	.00	.05	.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.02	.01	.02	.01
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.06	$.01	$.07	$.02
DIVIDENDS PER COMMON SHARE	$.1300	$.1300	$.2600	$.3015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of  Contents
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the six months ended October 31, 2012 and 2011
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					2,706	348	3,054
Distributions – common shares and units					(24,492)	(5,969)	(30,461)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distribution reinvestment and share purchase plan			2,302	16,902			16,902
Shares issued			99	773			773
Partnership units issued						1,974	1,974
Redemption of units for common shares			759	3,454		(3,454)	0
Adjustments to redeemable noncontrolling interests				(35)			(35)
Other			(1)	(8)		1,865	1,857
Balance October 31, 2011	1,150	$27,317	83,682	$643,022	$(260,535)	$127,364	$537,168

Balance April 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					10,191	1,815	12,006
Distributions – common shares and units					(23,739)	(5,431)	(29,170)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(2,285)		(2,285)
Distribution reinvestment and share purchase plan			3,165	24,421			24,421
Shares issued			396	2,846			2,846
Series B preferred shares issued	4,600	111,357					111,357
Partnership units issued						8,116	8,116
Redemption of units for common shares			128	579		(579)	0
Other			(2)	(15)		1,136	1,121
Balance October 31, 2012	5,750	$138,674	93,161	$711,880	$(295,396)	$137,331	$692,489
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of  Contents
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2012 and 2011
	(in thousands)
	Six Months Ended October 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,006	$3,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,730	30,662
Gain on sale of real estate, land, other investments and discontinued operations	(2,680)	(589)
Gain on involuntary conversion	(2,263)	0
Bad debt expense	694	413
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,743)	(2,105)
Decrease (increase) in accounts receivable	2,857	(2,785)
Decrease in prepaid and other assets	1,598	633
Decrease (increase) in tax, insurance and other escrow	161	(427)
Increase in deferred charges and leasing costs	(2,290)	(3,422)
Decrease in accounts payable, accrued expenses, and other liabilities	(7,096)	(1,234)
Net cash provided by operating activities	34,974	24,210
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	1,093	1,431
Payments for real estate deposits	(885)	(1,553)
Principal proceeds on mortgage loans receivable	0	1
Increase in other investments	0	(3)
Decrease in lender holdbacks for improvements	1,018	5,000
Increase in lender holdbacks for improvements	(1,687)	(620)
Proceeds from sale of discontinued operations	3,267	2,088
Proceeds from sale of real estate and other investments	0	284
Insurance proceeds received	3,432	4,148
Payments for acquisitions and improvements of real estate assets	(81,820)	(77,100)
Net cash used by investing activities	(75,582)	(66,324)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	57,030	70,745
Principal payments on mortgages payable	(68,384)	(39,303)
Proceeds from revolving line of credit and other debt	24,400	17,000
Principal payments on revolving line of credit and other debt	(34,500)	(10)
Proceeds from sale of common shares, net of issue costs	2,448	330
Proceeds from sale of common shares under distribution reinvestment and share purchase program	17,979	11,672
Proceeds from underwritten Public Offering of Preferred Shares – Series B, net of offering costs	111,357	0
Repurchase of fractional shares and partnership units	(15)	(8)
Distributions paid to common shareholders, net of reinvestment of $6,129 and $4,870, respectively	(17,610)	(19,622)
Distributions paid to preferred shareholders	(2,710)	(1,186)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $313 and $360, respectively	(5,118)	(5,609)
Distributions paid to noncontrolling interests – consolidated real estate entities	0	(362)
Distributions paid to redeemable noncontrolling interests – consolidated real estate entities	0	(27)
Net cash provided by financing activities	84,877	33,620
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,269	(8,494)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,989	41,191
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,258	$32,697

(continued)

Table of  Contents
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2012 and 2011
	(in thousands)
	Six Months Ended October 31
	2012	2011
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$6,129	$4,870
Operating partnership distribution reinvestment plan	313	360
Operating partnership units converted to shares	579	3,454
Shares issued under the Incentive Award Plan	398	443
Real estate assets acquired through the issuance of operating partnership units	8,116	1,974
Real estate assets acquired through assumption of indebtedness and accrued costs	12,500	7,190
Mortgages included in real estate dispositions	4,638	0
Decrease to accounts payable included within real estate investments	(1,974)	(2,780)
Noncontrolling partnership interest	1,136	2,227
Fair value adjustments to redeemable noncontrolling interests	0	35
Involuntary conversion of assets due to flood and fire damage	107	2,638
Construction debt reclassified to mortgages payable	0	7,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	30,980	29,894
Interest other	881	1,361
	$31,861	$31,255
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of  Contents
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2012 and 2011
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of October 31, 2012, IRET owned 85 multi-family residential properties with 9,934 apartment units and 182 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.3 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other consolidated subsidiary entities.
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
The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company's interest in the Operating Partnership was 81.4% and 81.5% of the common units of the Operating Partnership, respectively, as of October 31, 2012 and April 30, 2012, and 100.0% of the preferred units in the Operating Partnership as of October 31, 2012. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.
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

Table of  Contents

The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012, as filed with the SEC on July 16, 2012, as amended by the Current Report on Form 8-K filed with the SEC on December 10, 2012.
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
IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the six months ended October 31, 2012 and 2011, the Company incurred no losses due to impairment.
COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2012, the Company's compensating balances totaled $8.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000, and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the $637,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.

Table of  Contents
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of construction costs or tenant improvements. The decrease of $1.0 million in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2012 is due primarily to the release of loan proceeds to the Company upon completion of these construction and tenant improvement projects, while the increase of $1.7 million represents additional amounts retained by lenders for new projects.
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the six months ended October 31, 2012 and 2011, respectively, the Company added approximately $813,000 and $416,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the six months ended October 31, 2012 and 2011 are 0.5 years and 10.0 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The Company's identified intangible assets and intangible liabilities at October 31, 2012 and April 30, 2012 were as follows:
	(in thousands)
	October 31, 2012	April 30, 2012
Identified intangible assets (included in intangible assets):
Gross carrying amount	$67,860	$92,401
Accumulated amortization	(25,579)	(47,813)
Net carrying amount	$42,281	$44,588

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$408	$1,104
Accumulated amortization	(294)	(967)
Net carrying amount	$114	$137
The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(7,000) and $(6,000) for the three months ended October 31, 2012 and 2011, respectively, and $(14,000) and $(32,000) for the six months ended October 31, 2012 and 2011. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2014	$35
2015	18
2016	14
2017	6
2018	(5)

Table of  Contents

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.6 million and $1.5 million for the three months ended October 31, 2012 and 2011, respectively, and $3.1 million and $3.2 million for the six months ended October 31, 2012 and 2011.The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2014	$4,182
2015	3,825
2016	3,608
2017	3,139
2018	2,652
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of October 31, 2012 and April 30, 2012 was $1.1 million. The annual review at April 30, 2012 indicated no impairment to goodwill and there was no indication of impairment at October 31, 2012.  During the quarter ended October 31, 2012, the Company disposed of one multi-family residential property to which goodwill had been assigned, and as a result, approximately $10,000 of goodwill was derecognized.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation. As a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During the first and second quarters of fiscal year 2013, the Company sold four condominium units, a retail property and two multi-family residential properties and classified an additional multi-family residential property as held for sale. During the first quarter of fiscal year 2012 the Company had no real estate dispositions; in the second quarter of fiscal year 2012, the Company sold a small retail property. The results of operations for these properties are included in income from discontinued operations in the Condensed Consolidated Statements of Operations.
INVOLUNTARY CONVERSION OF ASSETS
As previously reported, Minot, North Dakota, where IRET's corporate headquarters is located, experienced significant flooding in June 2011, resulting in extensive damage to the Arrowhead Shopping Center and to the Chateau Apartments property, which consisted of two 32-unit buildings. Additionally, on February 22, 2012, one of the buildings of the Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire. The costs related to clean-up, redevelopment and loss of rents for these properties are being reimbursed to the Company by its insurance carrier, less the Company's deductible of $200,000 per event under the policy.  The Company expensed $400,000 in fiscal year 2012 for the flood and fire deductibles
During fiscal year 2012, for the Arrowhead and Chateau flood loss, the Company received $5.7 million of insurance proceeds for flood clean-up costs and redevelopment. In regard to Arrowhead Shopping Center, the total insurance proceeds for redevelopment at April 30, 2012 exceeded the estimated basis in the assets requiring replacement, resulting in the recognition of approximately $274,000 in gain from involuntary conversion in fiscal year 2012. IRET expects final settlement of the Arrowhead and Chateau flood insurance claims to occur in the third or fourth quarter of fiscal year 2013.
In the second quarter of fiscal year 2013, for the Chateau fire loss, the Company received $2.9 million of insurance proceeds for redevelopment. The total insurance proceeds for redevelopment related to the Chateau fire at October 31, 2012 exceeded the

Table of  Contents
estimated basis in the assets requiring replacement, resulting in the recognition of $2.3 million in gain from involuntary conversion in the second quarter of fiscal year 2013. The Company expects to rebuild the destroyed building but has no firm estimates at this time for costs or expected completion date of such rebuilding.  IRET expects final settlement of the Chateau fire insurance claim to occur when the property is rebuilt.
Final settlement was reached during the second quarter of fiscal year 2013 for business interruption from the flood and fire with proceeds received during the quarter of $409,000. During fiscal year 2012, approximately $666,000 was received, for total business interruption proceeds from the claims of $1.1 million.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2012 and 2011:
	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2012	2011	2012	2011
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$6,245	$793	$7,951	$2,224
Income from discontinued operations – Investors Real Estate Trust	2,267	492	2,240	482
Net income attributable to Investors Real Estate Trust	8,512	1,285	10,191	2,706
Dividends to preferred shareholders	(2,878)	(593)	(3,471)	(1,186)
Numerator for basic earnings per share – net income available to common shareholders	5,634	692	6,720	1,520
Noncontrolling interests – Operating Partnership	1,290	194	1,541	372
Numerator for diluted earnings per share	$6,924	$886	$8,261	$1,892
DENOMINATOR
Denominator for basic earnings per share weighted average shares	92,475	82,078	91,495	81,467
Effect of convertible operating partnership units	21,215	19,591	20,963	19,819
Denominator for diluted earnings per share	113,690	101,669	112,458	101,286
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.04	$.00	$.05	$.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.02	.01	.02	.01
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.06	$.01	$.07	$.02
NOTE 4 • EQUITY
On August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B preferred shares") at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company's option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115.0 million liquidation preference in the aggregate). The Company contributed the net proceeds from the sale to the Operating Partnership in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares. As of October 31, 2012, approximately $79.0 million of the proceeds of the public offering had been applied to debt repayment. The remaining proceeds of the public offering will be applied by the Operating Partnership to debt repayment, acquisitions and construction costs at the Company's development projects.
The Company has a shelf registration statement under which it has registered common and preferred shares of beneficial interest with an aggregate public offering price of up to $150.0 million. On January 20, 2012, the Company entered into a continuous equity offering program under this shelf registration statement with BMO Capital Markets Corp. ("BMO") as sales agent,

Table of  Contents

pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $100.0 million. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by IRET.  During the six months ended October 31, 2012, IRET issued 300,000 common shares under this program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million.  IRET issued no shares under a continuous equity offering program during the six months ended October 31, 2011.
During the first quarter of fiscal year 2013, the Company issued approximately 53,000 common shares, with a total grant-date value of approximately $398,000, under the Company's 2008 Incentive Award Plan, for trustee compensation and executive officer bonuses for fiscal year 2012 performance. During first quarter of fiscal year 2012, the Company issued approximately 53,000 common shares, with a total grant-date value of approximately $443,000, under the 2008 Incentive Award Plan, for trustee compensation and executive officer bonuses for fiscal year 2011 performance.
During the six months ended October 31, 2012 and 2011, respectively, approximately 128,000 Units and 759,000 Units were converted to common shares, with a total value of approximately $579,000 and $3.5 million included in equity. Approximately 43,000 common shares and 46,000 common shares were issued under the Company's 401(k) plan during the six months ended October 31, 2012 and 2011, respectively, with a total value of approximately $337,000 and $330,000 included in equity. Under the Company's Distribution Reinvestment and Share Purchase Plan, approximately 3.2 million common shares and 2.3 million common shares were issued during the six months ended October 31, 2012 and 2011, respectively, with a total value of $24.4 million and $16.9 million included in equity.
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
The revenues and net operating income for these reportable segments are summarized as follows for the three and six month periods ended October 31, 2012 and 2011, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.
	(in thousands)
Three Months Ended October 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$23,105	$19,128	$15,517	$3,577	$3,616	$64,943
Real estate expenses	9,008	9,392	4,183	935	1,286	24,804
Gain on involuntary conversion	2,263	0	0	0	0	2,263
Net operating income	$16,360	$9,736	$11,334	$2,642	$2,330	42,402
Depreciation/amortization						(16,506)
Administrative, advisory and trustee services						(2,061)
Other expenses						(513)
Interest expense						(16,300)
Interest and other income						203
Income from continuing operations						7,225
Income from discontinued operations						2,785
Net income						$10,010

Table of  Contents

	(in thousands)
Three Months Ended October 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$17,952	$18,367	$17,073	$3,566	$3,242	$60,200
Real estate expenses	8,521	8,813	5,971	1,135	1,087	25,527
Net operating income	$9,431	$9,554	$11,102	$2,431	$2,155	34,673
Depreciation/amortization						(14,874)
Administrative, advisory and trustee services						(2,104)
Other expenses						(835)
Interest expense						(16,193)
Interest and other income						213
Income from continuing operations						880
Income from discontinued operations						611
Net income						$1,491

	(in thousands)
Six Months Ended October 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$44,314	$37,767	$30,844	$7,037	$6,967	$126,929
Real estate expenses	18,301	18,682	8,266	1,955	2,441	49,645
Gain on involuntary conversion	2,263	0	0	0	0	2,263
Net operating income	$28,276	$19,085	$22,578	$5,082	$4,526	79,547
Depreciation/amortization						(32,728)
Administrative, advisory and trustee services						(4,157)
Other expenses						(1,032)
Interest expense						(32,723)
Interest and other income						345
Income from continuing operations						9,252
Income from discontinued operations						2,754
Net income						$12,006

	(in thousands)
Six Months Ended October 31, 2011	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$35,041	$37,182	$33,690	$7,001	$6,450	$119,364
Real estate expenses	16,672	17,756	11,489	2,101	2,151	50,169
Net operating income	$18,369	$19,426	$22,201	$4,900	$4,299	69,195
Depreciation/amortization						(29,682)
Administrative, advisory and trustee services						(4,285)
Other expenses						(1,150)
Interest expense						(31,978)
Interest and other income						366
Income from continuing operations						2,466
Income from discontinued operations						598
Net income						$3,064

Table of  Contents

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of October 31, 2012, and April 30, 2012, along with reconciliations to the condensed consolidated financial statements:
	(in thousands)
As of October 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$624,159	$608,125	$502,222	$119,511	$129,961	$1,983,978
Less accumulated depreciation	(131,193)	(129,495)	(85,902)	(22,133)	(25,533)	(394,256)
Total property owned	$492,966	$478,630	$416,320	$97,378	$104,428	1,589,722
Real estate held for sale						1,844
Cash and cash equivalents						84,258
Other investments						637
Receivables and other assets						107,988
Development in progress						23,218
Unimproved land						11,670
Total assets						$1,819,337

	(in thousands)
As of April 30, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$539,783	$605,318	$500,268	$119,002	$127,638	$1,892,009
Less accumulated depreciation	(128,834)	(121,422)	(78,744)	(20,693)	(23,797)	(373,490)
Total property owned	$410,949	$483,896	$421,524	$98,309	$103,841	1,518,519
Real estate held for sale						2,067
Cash and cash equivalents						39,989
Other investments						634
Receivables and other assets						114,569
Development in progress						27,599
Unimproved land						10,990
Total assets						$1,714,367
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
Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of October 31, 2012, the total property cost of the 17 properties subject to purchase options was approximately $114.2 million, and the total gross rental revenue from these properties was approximately $4.8 million for the six months ended October 31, 2012.
Environmental Matters. Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under the property. While IRET currently has no knowledge of any material violation of environmental laws,

Table of  Contents
ordinances or regulations at any of its properties, there can be no assurance that areas of contamination will not be identified at any of the Company's properties, or that changes in environmental laws, regulations or cleanup requirements would not result in material costs to the Company.
Restrictions on Taxable Dispositions. Approximately 110 of IRET's properties, consisting of approximately 6.1 million square feet of the Company's combined commercial segments' properties and 4,580 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $825.4 million at October 31, 2012. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company's business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders' best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of October 31, 2012 and 2011, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $177.8 million and $143.3 million, respectively.
Joint Venture Buy/Sell Options. Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners' interests. The Company has no joint ventures in which its joint venture partner can require the Company to buy the partner's interest.
Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of October 31, 2012, the Company is committed to fund approximately $9.0 million in tenant improvements, within approximately the next 12 months.
Development, Expansion and Renovation Projects. As of October 31, 2012, the Company had several development, expansion and renovation projects underway or recently completed, the costs for which have been capitalized, as follows:
Multi-Family Conversion, Minot, North Dakota:  The Company is converting an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 20-unit multi-family residential property, for an estimated total cost of $3.0 million and a projected completion date in the fourth quarter of fiscal year 2013. As of October 31, 2012, the Company had incurred approximately $1.7 million of these project costs.
Senior Housing Memory Care and Assisted Living Units, Laramie, Wyoming:  During the second quarter of fiscal year 2012, the Company entered into a contract for the construction of an additional 29 assisted living units at its existing 48-unit Spring Wind senior housing facility in Laramie, Wyoming, and for the conversion of an existing 16 units at the facility to memory care units, for a total, following project completion, of 61 assisted living units and 16 memory care units.  The Company estimates that the construction costs for this expansion project will total approximately $3.8 million and that the project will be completed in the third quarter of fiscal year 2013.  As of October 31, 2012, the Company had incurred approximately $3.4 million of these project costs.
Industrial-Office Build-to-Suit, Minot, North Dakota:  During the second quarter of fiscal year 2012, the Company entered into a 10-year, fully net lease with a provider of production enhancement services to the oil and gas industry, to construct and then lease an approximately 28,000 square foot industrial building to be located in Minot, North Dakota on an approximately 9.6-acre parcel of vacant land. Construction began in October 2011, with completion estimated in the third quarter of fiscal year 2013.  Total construction costs are currently estimated at $6.0 million (including the cost of the land), subject to tenant requested changes. As of October 31, 2012, the Company had incurred approximately $5.5 million of these estimated construction costs.

Table of  Contents
Jamestown Medical Office Building, Jamestown, North Dakota:  During the fourth quarter of fiscal year 2012, the Company formed a joint venture to construct a one-story, approximately 45,000 square foot medical office building on an approximately 4.9 acre parcel of land adjacent to the Jamestown Regional Medical Center campus in Jamestown, North Dakota, for a total project cost estimated at $9.2 million. The land on which the project is being built is held by the joint venture entity under a pre-paid ground lease with an initial term of 79 years and two 10-year renewals. The Company is the majority member of the joint venture, with a 51% interest, and the Company consolidates the joint venture's results in its financial statements; the remaining interest is held by the Company's joint venture partner, a Minnesota limited liability company formed by the principal in a medical leasing and development firm based in Minneapolis, Minnesota. The Company's cash contribution to the project is expected to be approximately $1.5 million, with the remainder of the project cost being provided by the Company's joint venture partner and from the proceeds of the joint venture entity's $6.2 million construction loan with Wells Fargo bank. As of October 31, 2012, the joint venture entity had incurred approximately $5.4 million of the total estimated project costs. Construction of the medical office building began in the fourth quarter of fiscal year 2012, with completion of the project currently expected in the third quarter of fiscal year 2013.
Branch Bank Building, Minot, North Dakota:  During the first quarter of fiscal year 2013, the Company entered into an agreement with First International Bank and Trust, Watford City, North Dakota (First International) to construct an approximately 3,700 square-foot building on an outlot of the Company's Arrowhead Shopping Center in Minot, North Dakota, to be leased by First International under a 20-year lease for use as a branch bank location. The total cost of the project is estimated to be approximately $1.7 million, and the building is currently expected to be completed in the fourth quarter of fiscal year 2013. As of October 31, 2012, the Company had incurred approximately $601,000 of these estimated project costs. Stephen Stenehjem, a member of the Company's Board of Trustees, is the President and Chairman of First International, and accordingly this transaction was reviewed and approved by the Company's Audit Committee under the Company's related party transactions approval policy, and by the Company's independent trustees.
River Ridge Apartment Homes, Bismarck, ND: During the second quarter of fiscal year 2013, the Company began construction of its 146-unit River Ridge Apartments project in Bismarck, North Dakota. River Ridge is located near IRET's Cottonwood Apartments in Bismarck, and will offer amenities including a pool, exercise facility and underground parking. The Company estimates that the total cost to construct the project will be approximately $24.2 million. Completion of the project is currently expected in the second quarter of the Company's fiscal year 2014. As of October 31, 2012, the Company had incurred approximately $3.4 million of the total estimated project costs.
Cypress Court Apartment Homes, St. Cloud, Minnesota: In August 2012, the Company entered into a joint venture agreement with a real estate development and contracting company in St. Cloud, Minnesota, to construct a two-building, 132-unit multi-family residential property in St. Cloud, Minnesota, for an estimated total project cost of $14.3 million. The Company owns approximately 79% of the joint venture entity, with the remaining approximately 21% owned by its joint venture partner. Completion of the apartment project is currently expected in fourth quarter of the Company's fiscal year 2014. As of October 31, 2012, the Company had incurred approximately $3.2 million of the total estimated project costs.
Construction interest capitalized for the three month periods ended October 31, 2012 and 2011, respectively, was approximately $120,000 and $38,000 for development projects completed and in progress. Construction interest capitalized for the six month periods ended October 31, 2012 and 2011, respectively, was approximately $281,000 and $113,000 for development projects completed and in progress.
NOTE 7 • DISCONTINUED OPERATIONS
The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the second quarter of fiscal year 2013, IRET sold two condominium units and 2 multi-family residential properties. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property. During the second quarter of fiscal year 2012, the Company sold a retail property. During the first quarter of fiscal year 2012, the Company had no real estate dispositions. See Note 8 for additional information on the properties sold during the six months ended October 31, 2012 and 2011. Four condominium units and a multi-family residential property were classified as held for sale at October 31, 2012. There were no properties classified as held for sale at October 31, 2011. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and six months ended October 31, 2012 and 2011:

Table of  Contents
	Three Months Ended October 31		Six Months Ended October 31
	(in thousands)
	2012	2011	2012	2011
REVENUE
Real estate rentals	$317	$449	$751	$916
Tenant reimbursement	0	39	0	36
TOTAL REVENUE	317	488	751	952
EXPENSES
Depreciation/amortization related to real estate investments	50	77	114	169
Utilities	30	52	63	106
Maintenance	44	74	127	137
Real estate taxes	32	52	75	98
Insurance	9	12	23	24
Property management expenses	51	74	112	144
TOTAL EXPENSES	216	341	514	678
Interest expense	(69)	(125)	(163)	(265)
Income from discontinued operations before gain on sale	32	22	74	9
Gain on sale of discontinued operations	2,753	589	2,680	589
INCOME FROM DISCONTINUED OPERATIONS	$2,785	$611	$2,754	$598
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
PROPERTY ACQUISITIONS
During the second quarter of fiscal year 2013, the Company closed on its acquisitions of:
•
a 58-unit multi-family residential property in Sartell, Minnesota (The Ponds at Heritage Place), on approximately 6.5 acres of land, for a purchase price of approximately $5.0 million, of which $3.3 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $1.7 million;

•	an approximately 2.6 acre parcel of vacant land in Williston, North Dakota, acquired for possible future development, for a purchase price of approximately $822,500, paid in cash; and
•	an approximately 3.8 acre parcel of vacant land in St. Cloud, Minnesota, acquired for possible future development for a purchase price of approximately $447,000, paid in cash.
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

The Company had no development projects placed in service during the second quarter of fiscal year 2013. During the first quarter of fiscal year 2013, the Company placed in service its 159-unit Quarry Ridge Apartment Homes development in Rochester, Minnesota, and placed in service buildings 3 and 4 (totaling 73 units) of its four-building, 145-unit Williston Gardens multi-family residential development in Williston, North Dakota. The Company is the majority member of the joint venture entity that owns the Williston Gardens development, with a 60% interest.

Table of  Contents
During the second quarter of fiscal year 2012, the Company closed on the following acquisitions: a medical office property in Edina, Minnesota; two multi-family residential properties in Sioux Falls, South Dakota; seven senior housing projects in Boise, Idaho and towns surrounding Boise; a multi-family residential property in St. Cloud, Minnesota; and two parcels of vacant land, in Minot, North Dakota and Casper, Wyoming, respectively; the Company also placed in-service during the second quarter of fiscal year 2012 an approximately 25,000 square foot medical clinic in Minot, North Dakota. During the first quarter of fiscal year 2012, the Company substantially completed construction of a six-screen movie theater at its existing Buffalo Mall property in Jamestown, North Dakota, for a total cost of $2.2 million. The Company had no acquisitions during the first quarter of fiscal year 2012.
The Company expensed approximately $97,000 and $426,000 of transaction costs related to acquisitions in the six months ended October 31, 2012 and 2011, respectively. The Company's acquisitions and development projects placed in service during the six months ended October 31, 2012 and 2011 are detailed below:
Six Months Ended October 31, 2012
		(in thousands)
Acquisitions	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
308 unit - Villa West - Topeka, KS	5/8/12	$1,590	$15,760	$300	$17,650
232 unit - Colony - Lincoln, NE	6/4/12	1,515	15,731	254	17,500
208 unit - Lakeside Village - Lincoln, NE	6/4/12	1,215	15,837	198	17,250
58 unit - The Ponds at Heritage Place - Sartell, MN	10/10/12	395	4,564	61	5,020
		4,715	51,892	813	57,420

Unimproved Land
University Commons - Williston, ND	8/1/12	823	0	0	823
Cypress Court - St. Cloud, MN	8/10/12	447	0	0	447
		1,270	0	0	1,270

Total Property Acquisitions		$5,985	$51,892	$813	$58,690

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
159 unit - Quarry Ridge II - Rochester, MN(1)	6/29/12	$0	$4,591	$0	$4,591
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	7/31/12	0	6,886	0	6,886

Total Development Projects Placed in Service		$0	$11,477	$0	$11,477
(1)
Development property placed in service June 29, 2012. Additional costs paid in fiscal years 2012 and 2011, and land acquired in fiscal year 2007, totaled $13.0 million, for a total project cost at October 31, 2012 of $17.6 million.

(2)
Development property placed in service July 31, 2012. Buildings 1 and 2 were placed in service in fiscal year 2012. Additional costs paid in fiscal year 2012 totaled $12.0 million, for a total project cost at October 31, 2012 of $18.9 million.

Table of  Contents

Six Months Ended October 31, 2011
		(in thousands)
Acquisitions	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
147 unit - Regency Park Estates - St. Cloud, MN	8/1/11	$702	$10,198	$0	$10,900
50 unit - Cottage West Twin Homes - Sioux Falls, SD	10/12/11	1,005	3,725	0	4,730
24 unit - Gables Townhomes - Sioux Falls, SD	10/12/11	362	1,908	0	2,270
		2,069	15,831	0	17,900

Commercial Medical
17,273 sq ft Spring Creek American Falls - American Falls, ID	9/1/11	137	3,409	524	4,070
15,571 sq ft Spring Creek Soda Springs - Soda Springs, ID	9/1/11	66	2,122	42	2,230
15,559 sq ft Spring Creek Eagle - Eagle, ID	9/1/11	250	3,191	659	4,100
31,820 sq ft Spring Creek Meridian - Meridian, ID	9/1/11	428	5,499	1,323	7,250
26,605 sq ft Spring Creek Overland - Boise, ID	9/1/11	656	5,001	1,068	6,725
16,311 sq ft Spring Creek Boise - Boise, ID	9/1/11	711	4,236	128	5,075
26,605 sq ft Spring Creek Ustick - Meridian, ID	9/1/11	467	3,833	0	4,300
Meadow Wind Land - Casper, WY	9/1/11	50	0	0	50
3,431 sq ft Edina 6525 Drew Ave S - Edina, MN	10/13/11	416	89	0	505
		3,181	27,380	3,744	34,305

Unimproved Land
Industrial-Office Build-to-Suit - Minot, ND	9/7/11	416	0	0	416

Total Property Acquisitions		$5,666	$43,211	$3,744	$52,621

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Commercial Medical
24,795 sq ft Trinity at Plaza 16 - Minot, ND(1)	9/23/11	0	4,879	0	4,879

Commercial Retail
19,037 sq ft Jamestown Buffalo Mall - Jamestown, ND(2)	6/15/11	0	781	0	781

Total Development Projects Placed in Service		$0	$5,660	$0	$5,660
(1)	Development property placed in service September 23, 2011. Additional costs paid in fiscal year 2011 totaled $3.3 million, for a total project cost at October 31, 2011 of $8.2 million.
(2)	Construction project placed in service June 15, 2011. Additional costs paid in fiscal year 2011 totaled $1.4 million, for a total project cost at October 31, 2011 of $2.2 million.

Table of  Contents

Acquisitions in the six months ended October 31, 2012 and 2011 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the six months ended October 31, 2012 and 2011, respectively, (excluding development projects placed in service) are detailed below.
	(in thousands)
	Six Months Ended October 31
	2012	2011
Total revenue	$2,929	$933
Net income	$(135)	$117
PROPERTY DISPOSITIONS
During the second quarter of fiscal year 2013, the Company sold two condominium units and two-multi-family residential properties for a total sales price of $7.3 million. Mortgage debt in the amount of $4.6 million on the two multi-family residential properties was assumed by the buyer. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property.
During the second quarter of fiscal year 2012, the Company sold a small retail property in Livingston, Montana, for a sale price of approximately $2.2 million, with approximately $1.2 million of the sale proceeds applied to pay off the outstanding mortgage loan balance on the property. The Company had no real estate dispositions in the first quarter of fiscal year 2012. The following table details the Company's dispositions during the six months ended October 31, 2012 and 2011:
Six Months Ended October 31, 2012
	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
116 unit - Terrace on the Green - Fargo, ND	$3,450	$1,248	$2,202
85 unit - Prairiewood Meadows - Fargo, ND	3,450	2,846	604
	6,900	4,094	2,806

Commercial Retail
16,080 sq ft Kentwood Thomasville - Kentwood, MI	625	692	(67)

Other
Georgetown Square Condominiums 5 and 6	330	336	(6)
Georgetown Square Condominiums 3 and 4	368	421	(53)
	698	757	(59)

Total Property Dispositions	$8,223	$5,543	$2,680

Six Months Ended October 31, 2011
	(in thousands)
Dispositions	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Retail
41,200 sq ft Livingstone Pamida - Livingston, MT	$2,175	$1,586	$589

Total Property Dispositions	$2,175	$1,586	$589

Table of  Contents
NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT
The Company's mortgages payable and revolving line of credit are collateralized by substantially all of its properties owned. The majority of the Company's mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of October 31, 2012, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 3.32% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.
Of the mortgages payable, the balances of fixed rate mortgages totaled $1.0 billion at October 31, 2012 and April 30, 2012. The balances of variable rate mortgages totaled $23.5 million and $16.2 million as of October 31, 2012 and April 30, 2012, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of October 31, 2012, the weighted average rate of interest on the Company's mortgage debt was 5.66%, compared to 5.78% on April 30, 2012. The aggregate amount of required future principal payments on mortgages payable as of October 31, 2012, is as follows:
Year ended April 30,	(in thousands)
2013 (remainder)	$25,851
2014	65,375
2015	112,475
2016	91,788
2017	197,488
Thereafter	552,220
Total payments	$1,045,197
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of October 31, 2012, lending commitments of $60.0 million.  As of October 31, 2012, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2012 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of October 31, 2012, the Company had borrowed $10.0 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2012, the Company believes it is in compliance with the facility covenants.
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
Level 1:  Quoted prices in active markets for identical assets
Level 2:  Significant other observable inputs
Level 3:  Significant unobservable inputs
There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during the six months ended October 31, 2012 and 2011. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at October 31, 2012 and April 30, 2012.

Table of  Contents

Fair Value Measurements on a Nonrecurring Basis
The Company had no assets or liabilities recorded at fair value on a nonrecurring basis at October 31, 2012 and April 30, 2012.
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
The estimated fair values of the Company's financial instruments as of October 31, 2012 and April 30, 2012, are as follows:
	(in thousands)
	October 31, 2012		April 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$84,258	$84,258	$39,989	$39,989
Other investments	637	637	634	634
FINANCIAL LIABILITIES
Other debt	32,775	32,840	13,875	13,973
Line of credit	10,000	10,000	39,000	39,000
Mortgages payable	1,045,197	1,145,970	1,048,689	1,087,082

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company's unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Condensed Consolidated Balance Sheets. The Company acquired its sole redeemable noncontrolling interest from its joint venture partner in the third quarter of fiscal year 2012, and, following this acquisition, currently has no redeemable noncontrolling interests in consolidated real estate entities.  Below is a table reflecting the activity of the redeemable noncontrolling interests for the six months ended October 31, 2011.
(in thousands)
Balance at April 30, 2011	$987
Net income	10
Distributions	(27)
Mark-to-market adjustments	35
Balance at October 31, 2011	$1,005

Table of  Contents

NOTE 12 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions.  On December 5, 2012, the Company's Board of Trustees declared a regular quarterly distribution of 13.00 cents per share and unit on the Company's common shares of beneficial interest and the limited partnership units of IRET Properties, payable January 15, 2013, to shareholders and unitholders of record on January 2, 2013. Also on December 5, 2012, the Company's Board of Trustees declared a distribution of 51.56 cents per share on the Company's Series A preferred shares of beneficial interest, payable December 31, 2012 to Series A preferred shareholders of record on December 17, 2012, and declared a distribution of 49.68 cents per share on the Company's Series B preferred shares of beneficial interest, payable December 31, 2012 to Series B preferred shareholders of record on December 17, 2012.
Transfer of Listing.  On December 5, 2012, Company provided written notice to the NASDAQ Stock Market, LLC that the Company intends to voluntarily delist its common shares of beneficial interest and Series A preferred shares of beneficial interest from the NASDAQ Global Select Market (the "NASDAQ"), and intends to transfer the listing of its common shares and Series A preferred shares to the New York Stock Exchange ("NYSE"). The Company's common shares and Series A preferred shares have been approved for listing on the NYSE. The Company expects the last day of trading of its common shares and Series A preferred shares on NASDAQ to be on or about December 17, 2012, and expects its common shares and Series A preferred shares to begin trading on the NYSE on or about December 18, 2012, under the symbols "IRET" and "IRET PR," respectively. Until they begin trading on the NYSE, the Company's common shares and Series A preferred shares will remain trading on the NASDAQ.
Disposition.  On November 27, 2012, the Company closed on the sale of its Candlelight Apartments in Fargo, North Dakota, for a sale price of approximately $2.0 million, of which approximately $1.2 million consisted of the buyer's assumption of the existing mortgage debt on the property, for gross proceeds to the Company of approximately $701,000.
Pending Acquisitions. The Company has signed purchase agreements to acquire the following properties:
•	a 12-building, 116-unit multi-family residential property in Topeka, Kansas on approximately 5.9 acres of land, for a purchase price totaling approximately $7.6 million, to be paid in cash;
•	a 9-building, 336-unit multi-family residential property in Omaha, Nebraska on approximately 18.5 acres of land, for a purchase price of approximately $28.6 million, to be paid in cash;
•	two adjoining parcels of vacant land in Rochester, Minnesota, totaling approximately 24 acres, for a purchase price of approximately $1.1 million, to be paid in cash;
•	an approximately 10 acre parcel of vacant land in Grand Forks, North Dakota, for a total purchase price of approximately $1.6 million, to be paid in cash; and
•	two adjoining parcels of vacant land in Rapid City, South Dakota, totaling approximately 9 acres, for a purchase price of approximately $879,000, to be paid in cash.
These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these transactions will be completed.

Table of  Contents

ITEM 2. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company's audited financial statements for the fiscal year ended April 30, 2012, which are included in the Company's Form 10-K filed with the SEC on July 16, 2012, as amended by the Current Report on Form 8-K filed with the SEC on December 10, 2012.
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
Overview
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. In addition to this overview, which provides a discussion of our business, an overview of our operating results in the three and six months ended October 31, 2012 compared to the three and six months ended October 31, 2011, and a summary of significant transactions in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012, the MD&A includes, in the Results of Operations subsection below, a discussion of our financial results comparing the three and six months ended October 31, 2012 and the three and six months ended October 31, 2011, and, in the Liquidity and Capital Resources subsection below, a discussion of our financial condition and an analysis of changes in our capital structure and cash flows.
Business. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2012, our real estate portfolio consisted of 85 multi-family residential properties containing 9,934 apartment units and having a total real estate investment amount net of accumulated depreciation of $493.0 million, and 182 commercial properties containing approximately 12.3 million square feet of leasable space. Our commercial properties consist of:
•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $478.6 million;
•	65 commercial medical properties (including senior housing) containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $416.3 million;
•	19 commercial industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $97.4 million; and
•	30 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $104.4 million.
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

Table of  Contents
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
Operating Results.  The Company's results of operations in the three and six months ended October 31, 2012 and 2011 were as follows:
	(in thousands, except percentages)
	Three Months Ended October 31
	2012	2011	$ Change	% Change
Real estate revenue	$64,943	$60,200	$4,743	7.9%
NOI(1)	42,402	34,673	7,729	22.3%
Net income attributable to Investors Real Estate Trust	8,512	1,285	7,227	562.4%
FFO(2)	20,691	15,187	5,504	36.2%

	(in thousands, except percentages)
	Six Months Ended October 31
	2012	2011	$ Change	% Change
Real estate revenue	$126,929	$119,364	$7,565	6.3%
NOI(1)	79,547	69,195	10,352	15.0%
Net income attributable to Investors Real Estate Trust	10,191	2,706	7,485	276.6%
FFO(2)	38,288	31,016	7,272	23.4%
(1)	See Note 5 of the Notes to the Condensed Consolidated Financial Statements for reconciliations of NOI to net income.
(2)	See pages 43-44 of the MD&A for the definition of FFO and reconciliations of FFO to net income.
Physical occupancy as of October 31, 2012 compared to October 31, 2011 increased in two of our five reportable segments, decreasing slightly in our multi-family residential, commercial medical and commercial industrial segments, on a stabilized basis and an all-property basis. Stabilized properties are properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from the stabilized property category), and, in the case of development or re-development properties, which have achieved a target level of occupancy.
Physical Occupancy Levels on a Stabilized Property(1) and All Property Basis:
	Stabilized Properties		All Properties
	As of October 31,		As of October 31,
Segments	2012	2011	2012	2011
Multi-Family Residential	94.8%	95.2%	94.6%	94.7%
Commercial Office	78.4%	78.0%	78.4%	78.0%
Commercial Medical	94.9%	96.0%	95.2%	96.2%
Commercial Industrial	90.7%	92.3%	90.7%	92.3%
Commercial Retail	88.3%	87.0%	88.3%	87.0%
(1)	See page 29 of the MD&A for the definition of Stabilized Property.
Significant Events and Transactions during the Three Months Ended October 31, 2012 and 2011.  Summarized below are the Company's significant transactions and events during the second quarters of fiscal years 2013 and 2012:
Three Months Ended October 31, 2012
•	the acquisition of a multi-family residential property in Sartell, Minnesota, for approximately $5.0 million, adding 58 units to the Company's multi-family residential portfolio.
•	the acquisition of two parcels of vacant land for development, in Williston, North Dakota and St. Cloud, Minnesota, respectively.

Table of  Contents
•	the commencement of construction of the Company's 146-unit River Ridge Apartments project in Bismarck, North Dakota.
•
the commencement of construction of the 132-unit Cypress Court Apartment Homes project in St. Cloud, Minnesota, of which the Company owns approximately 79%, with the remaining 21% owned by the Company's joint venture partner.

•
the sale of two condominium units in Grand Chute, Wisconsin, and the sale of two multi-family residential properties in Fargo, North Dakota and Moorhead, Minnesota, respectively, for a total sales price of $7.3 million.

•	the completion of a public offering of 4.6 million Series B preferred shares, for net proceeds of approximately $111.2 million, after underwriting discounts and estimated offering expenses.
Three Months Ended October 31, 2011
•
the acquisition of two multi-family residential properties in Sioux Falls, South Dakota, for approximately $7.0 million, and a multi-family residential property in St. Cloud, Minnesota, for approximately $10.9 million, adding a total of 221 units to the Company's multi-family residential portfolio.

•	the acquisition of a medical office property in Edina, Minnesota, for a purchase price of approximately $505,000.
•	the acquisition of seven senior housing projects in Boise, Idaho and towns surrounding Boise, for a total purchase price of approximately $33.8 million.
•	the completion of construction of an approximately 25,000 square foot, build-to-suit medical clinic in Minot, North Dakota.
•
the acquisition of two parcels of vacant land in, respectively, Minot, North Dakota (approximately 9.6 acres) and Casper, Wyoming (approximately 0.39 acres, adjoining the Company's Meadow Wind senior housing facility).

•	the sale of a small retail property in Livingston, Montana, for a sale price of approximately $2.2 million.
Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's critical accounting policies is included in the Company's Form 10-K for the fiscal year ended April 30, 2012, filed with the SEC on July 16, 2012, as amended by the Current Report on Form 8-K filed with the SEC on December 10, 2012, in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended October 31, 2012.
Recent Accounting Pronouncements.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.

Table of  Contents

Results of Operations
Consolidated Results of Operations
Revenues.  Revenues for the three months ended October 31, 2012 were $64.9 million compared to $60.2 million in the three months ended October 31, 2011, an increase of $4.7 million or 7.9%. Revenues for the six months ended October 31, 2012 were $126.9 million compared to $119.4 million in the six months ended October 31, 2011, an increase of $7.6 million or 6.3%. The increase in revenue for the three and six months ended October 31, 2012 resulted primarily from properties acquired in Fiscal 2013 and 2012, as shown in the table below.
	(in thousands)
	Increase in Total Revenue Three Months ended October 31, 2012	Increase in Total Revenue Six Months ended October 31, 2012
Rent in Fiscal 2013 primarily from 16 properties acquired or placed in service in Fiscal 2012 in excess of that received in Fiscal 2012 from the same 16 properties	$2,292	$5,006
Rent in Fiscal 2013 primarily from 4 properties acquired in Fiscal 2013	2,262	3,665
Increase in rent on stabilized properties due primarily to increased occupancy in the multi-family residential segment and increased tenant reimbursements in the commercial office segment(1)	1,213	1,939
Decrease in rent on stabilized properties due primarily to changes within the assisted living portfolio in the commercial medical segment(2)	(1,652)	(4,518)
Decrease in straight line rent	(827)	(357)
Decrease in tenant concessions	1,455	1,830
Net increase in total revenue	$4,743	$7,565
(1)	See analysis of multi-family residential and commercial office NOI on pages 31,32, 37 and 38 of the MD&A for additional information.
(2)	Decrease in rent was offset by $1.8 million and $3.6 million decrease in expense in the three and six months ended October 31, 2012, respectively. See analysis of commercial medical NOI on pages 33 and 39 of the MD&A for additional information.
Changes in Expenses and Net Income.  Net income available to common shareholders increased by $4.9 million and $5.2 million during the three and six months ended October 31, 2012, compared to the three and six months ended October 31, 2011. The increase in net income is due primarily to an increase in NOI from acquisitions in the three and six months ended October 31, 2012, compared to the same periods in fiscal year 2012, as well as other factors shown by the following analysis:
	Increase in Net Income
	(in thousands)
	Three Months ended October 31, 2012	Six Months ended October 31, 2012
Net income available to common shareholders for Fiscal 2012	$692	$1,520
Increase in NOI due primarily to acquisitions and gain on involuntary conversion	7,729	10,352
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(1,632)	(3,046)
Decrease in administrative, advisory and trustee fees	43	128
Decrease in other expenses	322	118
Increase in interest expense	(107)	(745)
Decrease in interest and other income	(10)	(21)
Increase in income from discontinued operations	2,174	2,156
Increase in net income attributable to noncontrolling interests – Operating Partnership	(1,096)	(1,169)
Increase in net income attributable to noncontrolling interests – consolidated real estate entities	(196)	(288)
Increase in dividends to preferred shareholders	(2,285)	(2,285)
Net income available to common shareholders for Fiscal 2013	$5,634	$6,720
•	Interest Expense. Our mortgage interest expense increased approximately $236,000, or 1.6%, to $15.4 million during the second quarter of fiscal year 2013, compared to $15.2 million in the second quarter of fiscal year 2012. Mortgage interest expense increased approximately $980,000, or 3.3%, to $30.8 million during the six months ended October 31, 2012, compared to $29.8 million in same period of the prior fiscal year. Mortgage interest expense for properties newly acquired in fiscal years 2013 and 2012 added $1.0 million and $1.9 million to our total mortgage interest expense in the three and

Table of  Contents
six months ended October 31, 2012, while mortgage interest expense on existing properties decreased $800,000 and $965,000 for the three and six months ended October 31, 2012, respectively, compared to the same periods of fiscal year 2012. The decrease in mortgage interest expense is due to loan payoffs and refinancings in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on our line of credit, which totaled approximately $141,000 and $706,000 in the three and six months ended October 31, 2012, and $540,000 and $1.0 million in the same periods of the prior fiscal year.  Mortgage interest expense and interest expense on our line of credit are all components of "Interest expense" on our Condensed Consolidated Statements of Operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit and construction loans) was 5.66% as of October 31, 2012 and 5.86% as of October 31, 2011. Our mortgage debt on October 31, 2012 decreased approximately $3.5 million, or 0.3% from April 30, 2012. Mortgage debt does not include our multi-bank line of credit or our construction loans which appear on our Condensed Consolidated Balance Sheets in "Revolving line of credit" and "Other," respectively.
In addition to IRET's mortgage interest expense, the Company incurs interest expense for a line of credit, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended October 31, 2012 and 2011 these amounts were approximately $876,000 and $1.0 million, respectively, for a total interest expense for the three months ended October 31, 2012 and 2011 of $16.3 million and $16.2 million, an increase of approximately $107,000. For the six months ended October 31, 2012 and 2011 these amounts were $1.9 million and $2.2 million, respectively, for a total interest expense for the six months ended October 31, 2012 and 2011 of $32.7 million and $32.0 million, an increase of approximately $745,000.
Net Operating Income
Net Operating Income ("NOI") is a non-GAAP measure which we define as total real estate revenues and gain on involuntary conversion less real estate expenses and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments).  We believe that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.
The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for the three and six months ended October 31, 2012 and 2011.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
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

Table of  Contents

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011
All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three months ended October 31, 2012 and 2011.
	(in thousands, except percentages)
	Three Months Ended October 31
	2012	2011	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$59,130	$59,266	$(136)	(0.2)%
Non-stabilized(1)	5,813	934	4,879	522.4%
Total	$64,943	$60,200	$4,743	7.9%

Real estate expenses
Stabilized	$23,182	$25,212	$(2,030)	(8.1)%
Non-stabilized(1)	1,622	315	1,307	414.9%
Total	$24,804	$25,527	$(723)	(2.8)%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized(1)	2,263	0	2,263	n/	a
Total	$2,263	$0	$2,263	n/	a

Net operating income
Stabilized	$35,948	$34,054	$1,894	5.6%
Non-stabilized(1)	6,454	619	5,835	942.6%
Total	$42,402	$34,673	$7,729	22.3%
Depreciation/amortization	(16,506)	(14,874)
Administrative, advisory and trustee services	(2,061)	(2,104)
Other expenses	(513)	(835)
Interest expense	(16,300)	(16,193)
Interest and other income	203	213
Income from continuing operations	7,225	880
Income from discontinued operations(2)	2,785	611
Net income	$10,010	$1,491

(1)	Non-stabilized properties include:
FY2013 -	Multi-Family Residential -
Ashland, Grand Forks, ND; Chateau, Minot, ND; Colony, Lincoln, NE; Cottage West Twin Homes, Sioux Falls, SD; Evergreen II, Isanti, MN; Gables Townhomes, Sioux Falls, SD; Grand Gateway, St Cloud, MN; Lakeside Village, Lincoln, NE; Quarry Ridge II, Rochester, MN; Regency Park Estates, St Cloud, MN; The Ponds at Heritage Place, Sartell, MN; Villa West, Topeka, KS and Williston Garden, Williston, ND.
Total number of units, 1,601.

Commercial Medical -
Edina 6525 Drew Avenue, Edina, MN; Spring Creek American Falls, American Falls, ID; Spring Creek Soda Springs, Soda Springs, ID; Spring Creek Eagle, Eagle, ID; Spring Creek Meridian, Meridian, ID; Spring Creek Overland, Boise, ID; Spring Creek Boise, Boise, ID; Spring Creek Ustick, Meridian, ID and Trinity at Plaza 16, Minot, ND.
Total rentable square footage, 177,970.

FY2012 -	Multi-Family Residential -	Chateau, Minot, ND; Cottage West Twin Homes, Sioux Falls, SD; Gables Townhomes, Sioux Falls, SD; Regency Park Estates, St Cloud, MN. Total number of units, 285.
Commercial Medical -
Edina 6525 Drew Avenue, Edina, MN; Spring Creek American Falls, American Falls, ID; Spring Creek Soda Springs, Soda Springs, ID; Spring Creek Eagle, Eagle, ID; Spring Creek Meridian, Meridian, ID; Spring Creek Overland, Boise, ID; Spring Creek Boise, Boise, ID; Spring Creek Ustick, Meridian, ID and Trinity at Plaza 16, Minot, ND.
Total rentable square footage, 177,719.

(2)	Discontinued operations include gain on disposals and income from operations for:
2013 Dispositions and Properties Held for Sale – Candlelight, Georgetown Square Condominiums, Kentwood Thomasville Furniture, Prairiewood Meadows and Terrace on the Green.
2012 Dispositions and Properties Held for Sale – Livingston Pamida, East Grand Station, Georgetown Square Condominiums and Kentwood Thomasville Furniture.

Table of  Contents

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue at stabilized properties in our multi-family residential segment increased by $786,000 in the three months ended October 31, 2012 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided for the ability to raise rents, and accordingly $581,000 of this increase was due to rental rate increases. The remainder of the real estate revenue increase is attributable to a decrease of $162,000, in allowances and concessions and an increase of $43,000 in other fee revenue items.
Real estate expenses at stabilized properties decreased by $782,000 in the three months ended October 31, 2012 compared to the same period in the prior fiscal year. The primary factors were decreased maintenance expense of $616,000, and decreased property management expenses of $370,000. The decrease in maintenance expenses was primarily due to fewer general maintenance items being completed during the quarter and a decrease in non-reimbursed insurance claims expense. The decrease in property management expense was primarily due to overall efficiencies and cost savings due to internalization of in-house property management. Utilities, real estate taxes and insurance expense combined increased by $204,000.
In the second quarter of fiscal year 2013, the Company received insurance proceeds for the Chateau Apartments fire loss that exceeded the estimated basis in the assets requiring replacement, resulting in recognition of $2.3 million in gain from involuntary conversion. Detail on the gain from involuntary conversion is provided in Note 2.

	(in thousands, except percentages)
	Three Months Ended October 31,
	2012	2011	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$18,319	$17,533	$786	4.5%
Non-stabilized	4,786	419	4,367	1042.2%
Total	$23,105	$17,952	$5,153	28.7%

Real estate expenses
Stabilized	$7,513	$8,295	$(782)	(9.4)%
Non-stabilized	1,495	226	1,269	561.5%
Total	$9,008	$8,521	$487	5.7%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized	2,263	0	2,263	n/	a
Total	$2,263	$0	$2,263	n/	a

Net operating income
Stabilized	$10,806	$9,238	$1,568	17.0%
Non-stabilized	5,554	193	5,361	2777.7%
Total	$16,360	$9,431	$6,929	73.5%

Occupancy	2012	2011
Stabilized	94.8%	95.2%
Non-stabilized	93.4%	79.3%
Total	94.6%	94.7%

Number of Units	2012	2011
Stabilized	8,333	8,333
Non-stabilized	1,601	285
Total	9,934	8,618

Table of  Contents
Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by 4.1%, or $761,000, in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. While occupancy remained relatively the same for both periods, the increase in revenue was due to increased tenant reimbursements of $529,000, resulting from increased recoverable operating expenses, and a decrease in allowances and concessions of $232,000.
Real estate expenses at stabilized properties increased by approximately $579,000 in the second quarter of fiscal year 2013 compared to the second quarter of fiscal 2012. The increase is primarily due to an increase in real estate taxes of $272,000 and an increase in property management expense of $412,000, offset by an overall decrease in other expenses of $105,000.  The increase in property management expense is attributable to recoverable allocations of internal management fees as compared to prior periods.
	(in thousands, except percentages)
	Three Months Ended October 31,
	2012	2011	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$19,128	$18,367	$761	4.1%
Non-stabilized	0	0	0	0.0%
Total	$19,128	$18,367	$761	4.1%

Real estate expenses
Stabilized	$9,392	$8,813	$579	6.6%
Non-stabilized	0	0	0	0.0%
Total	$9,392	$8,813	$579	6.6%

Net operating income
Stabilized	$9,736	$9,554	$182	1.9%
Non-stabilized	0	0	0	0.0%
Total	$9,736	$9,554	$182	1.9%

Occupancy	2012	2011
Stabilized	78.4%	78.0%
Non-stabilized	n/a	n/a
Total	78.4%	78.0%

Rentable Square Footage	2012	2011
Stabilized	5,062,048	5,061,212
Non-stabilized	0	0
Total	5,062,048	5,061,212

Table of  Contents

Commercial Medical
Real estate revenue from stabilized properties in our commercial medical segment decreased by $2.1 million in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. The decrease was primarily due to the reduction in revenue of $1.9 million at our Wyoming senior living facilities (partially offset by a $1.8 million reduction in real estate expenses, as discussed below), following the restructuring of the Company's assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold its wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expense category of the Company's statements. Additionally, slightly lower occupancy at our property in Sartell, Minnesota also decreased revenue in this segment by approximately $215,000 in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.
Real estate expenses from stabilized properties decreased by $1.8 million, primarily due to the portfolio restructuring discussed above.
	(in thousands, except percentages)
	Three Months Ended October 31,
	2012	2011	$ Change	% Change
Commercial Medical

Real estate revenue
Stabilized	$14,490	$16,558	$(2,068)	(12.5)%
Non-stabilized	1,027	515	512	99.4%
Total	$15,517	$17,073	$(1,556)	(9.1)%

Real estate expenses
Stabilized	$4,056	$5,882	$(1,826)	(31.0)%
Non-stabilized	127	89	38	42.7%
Total	$4,183	$5,971	$(1,788)	(29.9)%

Net operating income
Stabilized	$10,434	$10,676	$(242)	(2.3)%
Non-stabilized	900	426	474	111.3%
Total	$11,334	$11,102	$232	2.1%

Occupancy	2012	2011
Stabilized	94.9%	96.0%
Non-stabilized	99.8%	99.5%
Total	95.2%	96.2%

Rentable Square Footage	2012	2011
Stabilized	2,749,718	2,727,205
Non-stabilized	177,970	177,719
Total	2,927,688	2,904,924

Table of  Contents

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by approximately $11,000 in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. The increase was primarily due to increased tenant reimbursements of $32,000, offset by a decrease in occupancy which resulted in $21,000 of lost rent.
Real estate expenses from stabilized properties decreased by approximately $200,000 in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. General maintenance expenses overall decreased by $94,000 and real estate taxes decreased by $81,000 with a decrease in other expense categories of $25,000.
	(in thousands, except percentages)
	Three Months Ended October 31,
	2012	2011	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$3,577	$3,566	$11	0.3%
Non-stabilized	0	0	0	0.0%
Total	$3,577	$3,566	$11	0.3%

Real estate expenses
Stabilized	$935	$1,135	$(200)	(17.6)%
Non-stabilized	0	0	0	0.0%
Total	$935	$1,135	$(200)	(17.6)%

Net operating income
Stabilized	$2,642	$2,431	$211	8.7%
Non-stabilized	0	0	0	0.0%
Total	$2,642	$2,431	$211	8.7%

Occupancy	2012	2011
Stabilized	90.7%	92.3%
Non-stabilized	n/a	n/a
Total	90.7%	92.3%

Rentable Square Footage	2012	2011
Stabilized	2,945,239	2,943,968
Non-stabilized	0	0
Total	2,945,239	2,943,968

Table of  Contents

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by $374,000 in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. The increase was due primarily to a $340,000 increase in real estate rentals with the remaining increase of $34,000 being attributable to tenant reimbursements. Increased occupancy and stabilization of our Minot Arrowhead Shopping Center post-flood accounted for $275,000 of the increase in real estate rentals.
Real estate expenses from stabilized properties increased by $199,000, primarily due to an increase in general maintenance expense of $60,000, an increase in real estate taxes of $43,000, an increase in property management expenses of $77,000 and an increase in other expense items of $19,000. The increase in property management expenses was due primarily to an increase in bad debt provision expense.
	(in thousands, except percentages)
	Three Months Ended October 31,
	2012	2011	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$3,616	$3,242	$374	11.5%
Non-stabilized	0	0	0	0.0%
Total	$3,616	$3,242	$374	11.5%

Real estate expenses
Stabilized	$1,286	$1,087	$199	18.3%
Non-stabilized	0	0	0	0.0%
Total	$1,286	$1,087	$199	18.3%

Net operating income
Stabilized	$2,330	$2,155	$175	8.1%
Non-stabilized	0	0	0	0.0%
Total	$2,330	$2,155	$175	8.1%

Occupancy	2012	2011
Stabilized	88.3%	87.0%
Non-stabilized	n/a	n/a
Total	88.3%	87.0%

Rentable Square Footage	2012	2011
Stabilized	1,395,632	1,392,133
Non-stabilized	0	0
Total	1,395,632	1,392,133

Table of  Contents

Six Months Ended October 31, 2012 Compared to Six Months Ended October 31, 2011

All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the six months ended October 31, 2012 and 2011.
	(in thousands, except percentages)
	Six Months Ended October 31
	2012	2011	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$116,818	$118,335	$(1,517)	(1.3)%
Non-stabilized(1)	10,111	1,029	9,082	882.6%
Total	$126,929	$119,364	$7,565	6.3%

Real estate expenses
Stabilized	$46,672	$49,802	$(3,130)	(6.3)%
Non-stabilized(1)	2,973	367	2,606	710.1%
Total	$49,645	$50,169	$(524)	(1.0)%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized(1)	2,263	0	2,263	n/	a
Total	$2,263	$0	$2,263	n/	a

Net operating income
Stabilized	$70,146	$68,533	$1,613	2.4%
Non-stabilized(1)	9,401	662	8,739	1320.1%
Total	$79,547	$69,195	$10,352	15.0%
Depreciation/amortization	(32,728)	(29,682)
Administrative, advisory and trustee services	(4,157)	(4,285)
Other expenses	(1,032)	(1,150)
Interest expense	(32,723)	(31,978)
Interest and other income	345	366
Income from continuing operations	9,252	2,466
Income from discontinued operations(2)	2,754	598
Net income	$12,006	$3,064

(1)	See list of non-stabilized properties on page 30 of the MD&A.
(2)	See list of discontinued operations on page 30 of the MD&A.

Table of  Contents

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $1.7 million in the six months ended October 31, 2012 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided for the ability to raise rents, and accordingly $1.3 million of this increase was due to rental rate increases. The remainder of the real estate revenue increase is attributable to a decrease of $280,000 in allowances and concessions and an increase of $127,000 in other fee revenue items.
Real estate expenses at stabilized properties decreased by $815,000 in the six months ended October 31, 2012 compared to the same period in the prior fiscal year. Utilities, real estate taxes and insurance expense combined increased by $309,000; maintenance expense decreased by $487,000, and property management expenses decreased by $637,000 for a net decrease of $815,000. Maintenance expenses decreased primarily due to decreases in maintenance salaries and benefits and non-reimbursed insurance claims expenses. The decreases in property management expenses were primarily due to overall efficiencies and cost savings due to internalization of in-house property management.

In the second quarter of fiscal year 2013, the Company received insurance proceeds for the Chateau Apartments fire loss that exceeded the estimated basis in the assets requiring replacement, resulting in recognition of $2.3 million in gain from involuntary conversion. Detail on the gain from involuntary conversion is provided in Note 2.

	(in thousands, except percentages)
	Six Months Ended October 31,
	2012	2011	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$36,226	$34,527	$1,699	4.9%
Non-stabilized	8,088	514	7,574	1473.5%
Total	$44,314	$35,041	$9,273	26.5%

Real estate expenses
Stabilized	$15,579	$16,394	$(815)	(5.0)%
Non-stabilized	2,722	278	2,444	879.1%
Total	$18,301	$16,672	$1,629	9.8%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized	2,263	0	2,263	n/	a
Total	$2,263	$0	$2,263	n/	a

Net operating income
Stabilized	$20,647	$18,133	$2,514	13.9%
Non-stabilized	7,629	236	7,393	3132.6%
Total	$28,276	$18,369	$9,907	53.9%

Occupancy	2012	2011
Stabilized	94.8%	95.2%
Non-stabilized	93.4%	79.3%
Total	94.6%	94.7%

Number of Units	2012	2011
Stabilized	8,333	8,333
Non-stabilized	1,601	285
Total	9,934	8,618

Table of  Contents
Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by $585,000 in the six months ended October 31, 2012 compared to the same period from the prior fiscal year. Real estate rentals increased by $376,000 and tenant reimbursements increased by $209,000 due to a slight increase in occupancy and increased recoverable operating expenses.
Real estate expenses at stabilized properties increased by 5.2%, or $926,000 in the six months ended October 31, 2012 compared to the same period from the prior fiscal year. The increase was primarily due to an increase in real estate taxes of $387,000; an increase in property management expense of $608,000 and a decrease of $69,000 in other expense items. The increase in property management expenses is attributable to recoverable allocations of internal management fees as compared to prior periods.
	(in thousands, except percentages)
	Six Months Ended October 31,
	2012	2011	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$37,767	$37,182	$585	1.6%
Non-stabilized	0	0	0	0.0%
Total	$37,767	$37,182	$585	1.6%

Real estate expenses
Stabilized	$18,682	$17,756	$926	5.2%
Non-stabilized	0	0	0	0.0%
Total	$18,682	$17,756	$926	5.2%

Net operating income
Stabilized	$19,085	$19,426	$(341)	(1.8)%
Non-stabilized	0	0	0	0.0%
Total	$19,085	$19,426	$(341)	(1.8)%

Occupancy	2012	2011
Stabilized	78.4%	78.0%
Non-stabilized	n/a	n/a
Total	78.4%	78.0%

Rentable Square Footage	2012	2011
Stabilized	5,062,048	5,061,212
Non-stabilized	0	0
Total	5,062,048	5,061,212

Table of  Contents

Commercial Medical
Real estate revenue from stabilized properties in our commercial medical segment decreased by $4.4 million in the six months ended October 31, 2012 compared to the same period in the prior fiscal year.  The decrease was due to a reduction in real estate rentals of $4.5 million and a slight increase in tenant reimbursements of $119,000. The decrease in real estate rentals was primarily due to a reduction in revenue of $3.9 million at our Wyoming senior living facilities (partially offset by a $3.6 million  reduction in real estate expenses, as discussed below), following the restructuring of the Company's assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold its wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expenses category of the Company's statements.  Additionally, slightly lower occupancy at our property in Sartell, Minnesota also decreased revenue in this segment by approximately $392,000 in the six months ended October 31, 2012, as compared to the same period in the prior fiscal year.
Real estate expenses from stabilized properties decreased by $3.4 million primarily due to the portfolio restructuring discussed above, which reduced real estate expenses by $3.6 million. These expense reductions were offset by an increase in other real estate expenses of $264,000.
	(in thousands, except percentages)
	Six Months Ended October 31,
	2012	2011	$ Change	% Change
Commercial Medical

Real estate revenue
Stabilized	$28,821	$33,175	$(4,354)	(13.1)%
Non-stabilized	2,023	515	1,508	292.8%
Total	$30,844	$33,690	$(2,846)	(8.4)%

Real estate expenses
Stabilized	$8,015	$11,400	$(3,385)	(29.7)%
Non-stabilized	251	89	162	182.0%
Total	$8,266	$11,489	$(3,223)	(28.1)%

Net operating income
Stabilized	$20,806	$21,775	$(969)	(4.5)%
Non-stabilized	1,772	426	1,346	316.0%
Total	$22,578	$22,201	$377	1.7%

Occupancy	2012	2011
Stabilized	94.9%	96.0%
Non-stabilized	99.8%	99.5%
Total	95.2%	96.2%

Rentable Square Footage	2012	2011
Stabilized	2,749,718	2,727,205
Non-stabilized	177,970	177,719
Total	2,927,688	2,904,924

Table of  Contents

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by $36,000 in the six months ended October 31, 2012 compared to the same period in the prior fiscal year. The increase was primarily due to increased tenant reimbursements of $99,000 offset by a decrease in occupancy which resulted in $63,000 of lost rent.
Real estate expenses from stabilized properties decreased by $146,000 in the six months ended October 31, 2012 compared to the same period in the prior fiscal year. Utilities, insurance and property management expenses combined increased by $34,000, general maintenance expenses decreased by $84,000 and real estate taxes decreased by $96,000.
	(in thousands, except percentages)
	Six Months Ended October 31,
	2012	2011	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$7,037	$7,001	$36	0.5%
Non-stabilized	0	0	0	0.0%
Total	$7,037	$7,001	$36	0.5%

Real estate expenses
Stabilized	$1,955	$2,101	$(146)	(6.9)%
Non-stabilized	0	0	0	0.0%
Total	$1,955	$2,101	$(146)	(6.9)%

Net operating income
Stabilized	$5,082	$4,900	$182	3.7%
Non-stabilized	0	0	0	0.0%
Total	$5,082	$4,900	$182	3.7%

Occupancy	2012	2011
Stabilized	90.7%	92.3%
Non-stabilized	n/a	n/a
Total	90.7%	92.3%

Rentable Square Footage	2012	2011
Stabilized	2,945,239	2,943,968
Non-stabilized	0	0
Total	2,945,239	2,943,968

Table of  Contents

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by approximately $517,000 in the six months ended October 31, 2012 compared to the same period of the prior fiscal year. The increase was due primarily to a $442,000 increase in real estate rentals with the remaining increase of $75,000 being attributable to tenant reimbursements. Increased occupancy and stabilization of our Minot Arrowhead Shopping Center post-flood accounted for $346,000 of the increase in real estate rentals.
Real estate expenses from stabilized properties increased by $290,000, primarily due to an increase in general maintenance expense of $150,000, and an increase in other expense items of $140,000.
	(in thousands, except percentages)
	Six Months Ended October 31,
	2012	2011	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$6,967	$6,450	$517	8.0%
Non-stabilized	0	0	0	0.0%
Total	$6,967	$6,450	$517	8.0%

Real estate expenses
Stabilized	$2,441	$2,151	$290	13.5%
Non-stabilized	0	0	0	0.0%
Total	$2,441	$2,151	$290	13.5%

Net operating income
Stabilized	$4,526	$4,299	$227	5.3%
Non-stabilized	0	0	0	0.0%
Total	$4,526	$4,299	$227	5.3%

Occupancy	2012	2011
Stabilized	88.3%	87.0%
Non-stabilized	n/a	n/a
Total	88.3%	87.0%

Rentable Square Footage	2012	2011
Stabilized	1,395,632	1,392,133
Non-stabilized	0	0
Total	1,395,632	1,392,133

Table of  Contents

CREDIT RISK
The following table lists our top ten commercial tenants on October 31, 2012, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of October 1, 2012.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 13.2% of our total commercial segments' minimum rents as of October 1, 2012, and they accounted for approximately 7.9% of our total real estate rentals as of October 1, 2012.
Lessee	% of Total Commercial Segments' Minimum Rents as of October 1, 2012
Affiliates of Edgewood Vista	13.2%
St. Luke's Hospital of Duluth, Inc.	3.5%
Fairview Health Services	3.4%
Applied Underwriters	2.2%
HealthEast Care System	1.6%
Nebraska Orthopedic Hospital	1.3%
Affiliates of Siemens USA (NYSE: SI)	1.3%
Arcadis Corporate Services, Inc.	1.2%
Microsoft (NASDAQ: MSFT)	1.2%
State of Idaho Department of Health and Welfare	1.1%
All Others	70.0%
Total Monthly Commercial Rent as of October 1, 2012	100.0%
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the second quarter of fiscal year 2013, the Company closed on its acquisitions of:
•
a 58-unit multi-family residential property in Sartell, Minnesota (The Ponds at Heritage Place), on approximately 6.5 acres of land, for a purchase price of approximately $5.0 million, of which $3.3 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $1.7 million;

•	an approximately 2.6 acre parcel of vacant land in Williston, North Dakota, acquired for possible future development, for a purchase price of approximately $822,500, paid in cash; and
•	an approximately 3.8 acre parcel of vacant land in St. Cloud, Minnesota, acquired for possible future development for a purchase price of approximately $447,000, paid in cash.
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

The Company had no development projects placed in service during the second quarter of fiscal year 2013. During the first quarter of fiscal year 2013, the Company placed in service its 159-unit Quarry Ridge Apartment Homes development in Rochester, Minnesota, and placed in service buildings 3 and 4 (totaling 73 units) of its four-building, 145-unit Williston Gardens

Table of  Contents
multi-family residential development in Williston, North Dakota. The Company is the majority member of the joint venture entity that owns the Williston Gardens development, with a 60% interest.
During the second quarter of fiscal year 2013, the Company sold two condominium units and two-multi-family residential properties for a total sales price of $7.3 million. Mortgage debt in the amount of $4.6 million on the two multi-family residential properties was assumed by the buyer. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property.
During the second quarter of fiscal year 2012, the Company sold a small retail property in Livingston, Montana, for a sale price of approximately $2.2 million, with approximately $1.2 million of the sale proceeds applied to pay off the outstanding mortgage loan balance on the property. The Company had no real estate dispositions in the first quarter of fiscal year 2012.
See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company's acquisitions and dispositions during the six month periods ended October 31, 2012 and 2011.
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
FFO applicable to common shares and Units for the three and six months ended October 31, 2012 increased to $20.7 million compared to $15.2 million, and $38.3 million compared to $31.0 million for the comparable periods ended October 31, 2011, an increase of 36.2% and 23.4%, respectively.

Table of  Contents

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS
	(in thousands, except per share amounts)
Three Months Ended October 31,	2012			2011
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$8,512			$1,285
Less dividends to preferred shareholders	(2,878)			(593)
Net income available to common shareholders	5,634	92,475	$0.06	692	82,078	$0.01
Adjustments:
Noncontrolling interest – Operating Partnership	1,290	21,215		194	19,591
Depreciation and amortization(1)	16,520			14,890
Gain on depreciable property sales	(2,753)			(589)
Funds from operations applicable to common shares and Units	$20,691	113,690	$0.18	$15,187	101,669	$0.15

	(in thousands, except per share amounts)
Six Months Ended October 31,	2012			2011
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$10,191			$2,706
Less dividends to preferred shareholders	(3,471)			(1,186)
Net income available to common shareholders	6,720	91,495	$0.07	1,520	81,467	$0.02
Adjustments:
Noncontrolling interest – Operating Partnership	1,541	20,963		372	19,819
Depreciation and amortization(4)	32,707			29,713
Gain on depreciable property sales	(2,680)			(589)
Funds from operations applicable to common shares and Units	$38,288	112,458	$0.34	$31,016	101,286	$0.31
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $16,506 and $14,874, and depreciation/amortization from Discontinued Operations of $50 and $77, less corporate-related depreciation and amortization on office equipment and other assets of $36 and $61, for the three months ended October 31, 2012 and 2011, respectively.
(2)	UPREIT Units of the Operating Partnership are exchangeable for cash, or, at the Company's discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $32,728 and $29,682, and depreciation/amortization from Discontinued Operations of $114 and $169, less corporate-related depreciation and amortization on office equipment and other assets of $135 and $138, for the six months ended October 31, 2012 and 2011, respectively.

DISTRIBUTIONS
The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2013 and 2012:
Month	Fiscal Year 2013	Fiscal Year 2012
July	$.1300	$.1715
October	.1300	.1300

Table of  Contents

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
SOURCES AND USES OF CASH
While the economy continues to recover and credit markets are stable, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our maturing debt, but we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and accordingly we are cautious regarding our ability in the remainder of fiscal year 2013 to rely on cash-out refinancing at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals such as the Federal Housing Finance Agency's proposal released in February 2012, to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties.  As we have previously noted, we consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of October 31, 2012, approximately 24.0%, or $2.9 million, of our mortgage debt maturing in the third and fourth quarters of fiscal year 2013 is debt placed on multi-family residential assets, and approximately 76.0%, or $9.2 million, is debt placed on properties in our four commercial segments. Of this $12.1 million, approximately $2.9 million will be extended for one year, as allowed by the mortgage agreement, and will mature in the fourth quarter of fiscal year 2014. As of October 31, 2012, approximately 51.0%, or $14.7 million, of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 49.0%, or $14.1 million, is debt placed on properties in our four commercial segments.
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of October 31, 2012, lending commitments of $60.0 million.  As of October 31, 2012, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2012 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank;

Table of  Contents
United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of October 31, 2012, the Company had borrowed $10.0 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2012, the Company believes it is in compliance with the facility covenants.
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2012, the Company's compensating balances totaled $8.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000, and American National Bank, Omaha, Nebraska, deposit of $400,000.
The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the three months ended October 31, 2012, approximately 204,000 Units, valued at issuance at $1.7 million were issued in connection with the Company's acquisition of property. During the six months ended October 31, 2012, 1.1 million Units, valued at issuance at $8.1 million were issued in connection with the Company's acquisition of property. In the three and six months ended October 31, 2011, approximately 226,000 Units, valued at issuance at $2.0 million were issued in connection with the Company's acquisition of two properties.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. There were no waivers issued during the three months ended October 31, 2012. During the three months ended October 31, 2012, the Company issued a total of approximately 1.3 million common shares under its DRIP through reinvestments and voluntary cash contributions, with a total value of $9.9 million. During the six months ended October 31, 2012 the Company issued a total of approximately 3.2 million common shares under its DRIP through reinvestments and voluntary cash contributions with a total value of $24.4 million. During the three months ended October 31, 2011, the Company issued a total of approximately 1.7 million common shares under its DRIP through reinvestments and voluntary cash contributions, with a total value of $12.4 million. During the six months ended October 31, 2011, the Company issued a total of approximately 2.3 million common shares under its DRIP through reinvestments and voluntary cash contributions, with a total value of $16.9 million.
Cash and cash equivalents on October 31, 2012 totaled $84.3 million, compared to $32.7 million on October 31, 2011, an increase of approximately $51.6 million. Net cash provided by operating activities for the six months ended October 31, 2012 increased by approximately $10.8 million, primarily due to collections of accounts receivable and an increase in net income with depreciation and amortization added back, compared to the six months ended October 31, 2011.  Net cash used by investing activities increased by $9.3 million for the six months ended October 31, 2012 compared to the six months ended October 31, 2011, primarily due to an increase in payments for acquisitions and improvements of real estate and a decrease in disbursements of lender holdbacks for improvements, net of an increase in proceeds from the sale of discontinued operations. Net cash provided by financing activities was $84.9 million for the six months ended October 31, 2012, compared to $33.6 million in the comparable period of the prior year. The increase in funds provided by financing activity was primarily due to proceeds from a public offering of preferred shares, net of an increase in principal payments on mortgages payable and the pay down of the Company's line of credit in the six months ended October 31, 2012 as compared to the six months ended October 31, 2011.

Table of  Contents

FINANCIAL CONDITION
Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased by $3.5 million as of October 31, 2012, compared to April 30, 2012, due to principal payments and loans that were paid off. As of October 31, 2012, approximately 97.7% of the Company's $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of October 31, 2012, the weighted average rate of interest on the Company's mortgage debt was 5.66%, compared to 5.78% on April 30, 2012.
Property Owned. Property owned increased to $2.0 billion at October 31, 2012 from $1.9 billion at April 30, 2012. During the six months ended October 31, 2012, the Company acquired six additional investment properties, placed two construction projects in service and disposed of three properties and four condominium units, as described above in the "Property Acquisitions and Dispositions" subsection of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2012 were $84.3 million, compared to $40.0 million on April 30, 2012.
Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $637,000 and $634,000 on October 31, 2012 and on April 30, 2012, respectively.
Operating Partnership Units. Outstanding units in the Operating Partnership increased to 21.3 million Units at October 31, 2012 compared to 20.3 million Units outstanding at April 30, 2012. The increase resulted primarily from the issuance of Units in exchange for property, net of the conversion of Units to common shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2012 totaled 93.2 million, compared to 89.5 million outstanding on April 30, 2012. During the six months ended October 31, 2012, IRET issued approximately 300,000 common shares under its continuous equity offering program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of approximately 3.2 million common shares issued during the six months ended October 31, 2012, for a total value of $24.4 million. Conversions of approximately 128,000 UPREIT Units to common shares, for a total of approximately $578,000 in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the six months ended October 31, 2012.
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

Table of  Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.
Variable interest rates. Because approximately 97.7% and 98.5% of our debt, as of October 31, 2012 and April 30, 2012, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the second quarter of fiscal year 2013 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2012, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:
	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total	Fair Value
Fixed Rate	$25,645	$64,483	$95,381	$91,664	$197,359	$547,129	$1,021,661	$1,122,434
Average Fixed Interest Rate(1)	5.67%	5.59%	5.47%	5.39%	4.90%
Variable Rate	$206	$892	$17,094	$124	$129	$5,091	$23,536	$23,536
Average Variable Interest Rate(1)	4.44%	4.34%	5.03%	3.34%	3.33%
							$1,045,197	$1,145,970

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
Fixed Rate	$28,986	$55,642	$50,984	$45,075	$36,447	$89,879	$307,013
Variable Rate	522	1,013	452	178	174	320	2,659
							$309,672

(1)	Interest rate given is for the entire year.
The weighted average interest rate on our fixed rate and variable rate debt as of October 31, 2012, was 5.66%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $23.5 million of variable rate indebtedness would increase our annual interest expense by approximately $235,000.
ITEM 4. CONTROLS AND PROCEDURES
IRET's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

Table of  Contents

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first and second quarters of fiscal year 2013, respectively, the Company issued an aggregate of 89,241 and 75,239 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

Table of  Contents

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVESTORS REAL ESTATE TRUST
(Registrant)
/s/ Timothy P. Mihalick
Timothy P. Mihalick
President and Chief Executive Officer

/s/ Diane K. Bryantt
Diane K. Bryantt
Executive Vice President and Chief Financial Officer

Date: December 10, 2012

Table of  Contents
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.