Form 10-Q
period 2013-01-31
INVESTORS REAL ESTATE TRUST
filed 2013-03-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended January 31, 2013
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
Registrant is a North Dakota Real Estate Investment Trust. As of February 22, 2013, it had 94,619,953 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2013
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	(in thousands, except share data)
	January 31, 2013	April 30, 2012
ASSETS
Real estate investments
Property owned	$2,007,832	$1,892,009
Less accumulated depreciation	(408,400)	(373,490)
	1,599,432	1,518,519
Development in progress	20,127	27,599
Unimproved land	18,879	10,990
Total real estate investments	1,638,438	1,557,108
Real estate held for sale	733	2,067
Cash and cash equivalents	62,302	39,989
Other investments	638	634
Receivable arising from straight-lining of rents, net of allowance of $1,310 and $1,209, respectively	25,471	23,273
Accounts receivable, net of allowance of $459 and $154, respectively	3,560	7,052
Real estate deposits	165	263
Prepaid and other assets	5,545	3,703
Intangible assets, net of accumulated amortization of $26,599 and $47,813, respectively	41,009	44,588
Tax, insurance, and other escrow	13,306	11,669
Property and equipment, net of accumulated depreciation of $1,598 and $1,423, respectively	1,288	1,454
Goodwill	1,106	1,120
Deferred charges and leasing costs, net of accumulated amortization of $17,574 and $16,244, respectively	22,513	21,447
TOTAL ASSETS	$1,816,074	$1,714,367

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$44,540	$47,403
Revolving line of credit	10,000	39,000
Mortgages payable	1,041,623	1,048,689
Other	21,632	14,012
TOTAL LIABILITIES	1,117,795	1,149,104
COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2013 and April 30, 2012, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 and 0 shares issued and outstanding at January 31, 2013 and April 30, 2012, respectively, aggregate liquidation preference of $115,000,000)	111,357	0
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 94,386,198 shares issued and outstanding at January 31, 2013, and 89,473,838 shares issued and outstanding at April 30, 2012)	721,742	684,049
Accumulated distributions in excess of net income	(305,145)	(278,377)
Total Investors Real Estate Trust shareholders' equity	555,271	432,989
Noncontrolling interests – Operating Partnership (21,489,458 units at January 31, 2013 and 20,332,415 units at April 30, 2012)	121,940	118,710
Noncontrolling interests – consolidated real estate entities	21,068	13,564
Total equity	698,279	565,263
TOTAL LIABILITIES AND EQUITY	$1,816,074	$1,714,367
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and nine months ended January 31, 2013 and 2012
	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2013	2012	2013	2012
REVENUE
Real estate rentals	$54,307	$49,859	$159,026	$147,663
Tenant reimbursement	11,924	10,687	34,134	32,247
TOTAL REVENUE	66,231	60,546	193,160	179,910
EXPENSES
Depreciation/amortization related to real estate investments	15,506	14,280	46,602	42,470
Utilities	4,759	4,457	13,816	13,249
Maintenance	7,692	6,338	21,545	19,991
Real estate taxes	8,730	7,993	25,358	23,374
Insurance	1,070	876	2,932	2,514
Property management expenses	4,124	4,926	12,369	15,631
Administrative expenses	2,092	1,493	5,970	5,356
Advisory and trustee services	153	166	432	588
Other expenses	464	359	1,496	1,509
Amortization related to non-real estate investments	794	903	2,426	2,395
TOTAL EXPENSES	45,384	41,791	132,946	127,077
Gain on involuntary conversion	0	0	2,263	0
Operating income	20,847	18,755	62,477	52,833
Interest expense	(15,725)	(16,411)	(48,448)	(48,389)
Interest income	70	25	176	115
Other income	185	254	424	530
Income from continuing operations	5,377	2,623	14,629	5,089
Income (loss) from discontinued operations	776	(102)	3,530	496
NET INCOME	6,153	2,521	18,159	5,585
Net income attributable to noncontrolling interests – Operating Partnership	(556)	(351)	(2,097)	(723)
Net income attributable to noncontrolling interests – consolidated real estate entities	(273)	(43)	(547)	(29)
Net income attributable to Investors Real Estate Trust	5,324	2,127	15,515	4,833
Dividends to preferred shareholders	(2,879)	(593)	(6,350)	(1,779)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,445	$1,534	$9,165	$3,054
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	.02	.02	.07	.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.01	.00	.03	.01
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.03	$.02	$.10	$.04
DIVIDENDS PER COMMON SHARE	$.1300	$.1300	$.3900	$.4315
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the nine months ended January 31, 2013 and 2012
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					4,833	740	5,573
Distributions – common shares and units					(35,433)	(8,513)	(43,946)
Distributions – Series A preferred shares					(1,779)		(1,779)
Distribution reinvestment and share purchase plan			3,992	28,831			28,831
Shares issued			471	3,413			3,413
Partnership units issued						2,469	2,469
Redemption of units for common shares			759	3,454		(3,454)	0
Contributions from noncontrolling interests – consolidated real estate entities						2,227	2,227
Other			(2)	(330)		(586)	(916)
Balance January 31, 2012	1,150	$27,317	85,743	$657,304	$(269,942)	$125,483	$540,162

Balance April 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					15,515	2,644	18,159
Distributions – common shares and units					(35,933)	(8,193)	(44,126)
Distributions – Series A preferred shares					(1,779)		(1,779)
Distributions – Series B preferred shares					(4,571)		(4,571)
Distribution reinvestment and share purchase plan			4,315	34,072			34,072
Shares issued			396	2,846			2,846
Series B preferred shares issued	4,600	111,357					111,357
Partnership units issued						10,116	10,116
Redemption of units for common shares			203	846		(846)	0
Contributions from noncontrolling interests – consolidated real estate entities						7,068	7,068
Other			(2)	(71)		(55)	(126)
Balance January 31, 2013	5,750	$138,674	94,386	$721,742	$(305,145)	$143,008	$698,279
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2013 and 2012
	(in thousands)
	Nine Months Ended January 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,159	$5,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,475	46,328
Gain on sale of real estate, land, other investments and discontinued operations	(3,452)	(589)
Gain on involuntary conversion	(2,263)	0
Impairment of real estate investments	0	135
Bad debt expense	893	771
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(2,319)	(3,370)
Decrease in accounts receivable	1,969	946
Increase in prepaid and other assets	(1,846)	(1,756)
Increase in tax, insurance and other escrow	(1,189)	(901)
Increase in deferred charges and leasing costs	(4,705)	(5,480)
(Decrease) increase in accounts payable, accrued expenses, and other liabilities	(478)	2,759
Net cash provided by operating activities	55,244	44,428
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	1,193	1,640
Payments for real estate deposits	(1,095)	(1,889)
Principal proceeds on mortgage loans receivable	0	159
Increase in other investments	0	(8)
Decrease in lender holdbacks for improvements	1,514	5,056
Increase in lender holdbacks for improvements	(1,962)	(315)
Proceeds from sale of discontinued operations	3,909	2,088
Proceeds from sale of real estate and other investments	45	438
Insurance proceeds received	3,455	5,644
Payments for acquisitions and improvements of real estate assets	(103,002)	(101,791)
Net cash used by investing activities	(95,943)	(88,978)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	57,030	84,195
Principal payments on mortgages payable	(84,359)	(53,661)
Proceeds from revolving line of credit and other debt	26,854	24,227
Principal payments on revolving line of credit and other debt	(34,550)	(60)
Proceeds from sale of common shares, net of issue costs	2,448	2,970
Proceeds from sale of common shares under distribution reinvestment and share purchase program	24,300	20,778
Proceeds from underwritten Public Offering of Preferred Shares – Series B, net of offering costs	111,357	0
Repurchase of fractional shares and partnership units	(15)	(13)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	0	(1,289)
Distributions paid to common shareholders, net of reinvestment of $9,307 and $7,548, respectively	(26,626)	(27,885)
Distributions paid to preferred shareholders	(5,588)	(1,779)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $465 and $504, respectively	(7,728)	(8,009)
Distributions paid to noncontrolling interests – consolidated real estate entities	(111)	(586)
Distributions paid to redeemable noncontrolling interests – consolidated real estate entities	0	(27)
Net cash provided by financing activities	63,012	38,861
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,313	(5,689)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,989	41,191
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,302	$35,502

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2013 and 2012
	(in thousands)
	Nine Months Ended January 31
	2013	2012
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$9,307	$7,548
Operating partnership distribution reinvestment plan	465	504
Operating partnership units converted to shares	846	3,454
Shares issued under the Incentive Award Plan	398	443
Real estate assets acquired through the issuance of operating partnership units	10,116	2,469
Real estate assets acquired through assumption of indebtedness and accrued costs	12,500	7,190
Mortgages included in real estate dispositions	5,887	0
Decrease to accounts payable included within real estate investments	(2,868)	(3,244)
Land contributed by noncontrolling interests – consolidated real estate entities	7,068	2,227
Fair value adjustments to redeemable noncontrolling interests	0	35
Involuntary conversion of assets due to flood and fire damage	107	2,638
Construction debt reclassified to mortgages payable	13,650	7,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest on mortgages	46,276	45,321
Interest other	1,020	2,098
	$47,296	$47,419
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2013 and 2012
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of January 31, 2013, IRET owned 85 multi-family residential properties with 9,924 apartment units and 184 commercial properties, consisting of office, medical, industrial and retail properties, totaling 12.4 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other consolidated subsidiary entities.
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
The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company's interest in the Operating Partnership was 81.5% of the common units of the Operating Partnership as of January 31, 2013 and April 30, 2012. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment. This standard gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step I of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying amount, the two-step impairment test would be required. Otherwise, no further testing is required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this update for fiscal year 2013, and does not expect the adoption will have an impact on the Company's consolidated results of operations or financial condition.
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
IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the nine months ended January 31, 2013, the Company incurred no losses due to impairment. During the nine months ended January 31, 2012, the Company incurred a loss of approximately $128,000 due to impairment of a retail property located in Kentwood, Michigan. The impairment was based on receipt of a market offer to purchase and the Company's intent to dispose of the property. A related impairment of $7,000 was recorded to write off goodwill assigned to the Kentwood property. The property was subsequently sold in the first quarter of fiscal year 2013.
COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2013, the Company's compensating balances totaled $8.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000, and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the $638,000 in other investments on the Condensed

Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of construction costs or tenant improvements. The decrease of $1.5 million in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2013 is due primarily to the release of loan proceeds to the Company upon completion of these construction and tenant improvement projects, while the increase of $2.0 million represents additional amounts retained by lenders for new projects.
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the nine months ended January 31, 2013 and 2012, respectively, the Company added approximately $813,000 and $416,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the nine months ended January 31, 2013 and 2012 are 0.5 years and 10.0 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The Company's identified intangible assets and intangible liabilities at January 31, 2013 and April 30, 2012 were as follows:
	(in thousands)
	January 31, 2013	April 30, 2012
Identified intangible assets (included in intangible assets):
Gross carrying amount	$67,608	$92,401
Accumulated amortization	(26,599)	(47,813)
Net carrying amount	$41,009	$44,588

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$391	$1,104
Accumulated amortization	(288)	(967)
Net carrying amount	$103	$137
The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(7,000) and $(8,000) for the three months ended January 31, 2013 and 2012, respectively, and $(21,000) and $(40,000) for the nine months ended January 31, 2013 and 2012. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2014	$37
2015	18
2016	14
2017	6
2018	(5)

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.2 million and $1.2 million for the three months ended January 31, 2013 and 2012, respectively, and $4.3 million and $4.4 million for the nine months ended January 31, 2013 and 2012. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2014	$4,146
2015	3,825
2016	3,608
2017	3,139
2018	2,652
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of January 31, 2013 and April 30, 2012 was $1.1 million. The annual review at April 30, 2012 indicated no impairment to goodwill and there was no indication of impairment at January 31, 2013.  During the nine months ended January 31, 2013, the Company disposed of two multi-family residential properties to which goodwill had been assigned, and as a result, approximately $14,000 of goodwill was derecognized.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation. As a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. In the third quarter of fiscal year 2013, the Company sold a multi-family residential property. During the first and second quarters of fiscal year 2013, the Company sold four condominium units, a retail property and two multi-family residential properties and classified an additional multi-family residential property as held for sale. During the first and third quarters of fiscal year 2012 the Company had no real estate dispositions; in the second quarter of fiscal year 2012, the Company sold a small retail property. The results of operations for these properties are included in income from discontinued operations in the Condensed Consolidated Statements of Operations.
INVOLUNTARY CONVERSION OF ASSETS
As previously reported, Minot, North Dakota, where IRET's corporate headquarters is located, experienced significant flooding in June 2011, resulting in extensive damage to the Arrowhead Shopping Center and to the Chateau Apartments property, which consisted of two 32-unit buildings. Additionally, on February 22, 2012, one of the buildings of the Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire. The costs related to clean-up, redevelopment and loss of rents for these properties are being reimbursed to the Company by its insurance carrier, less the Company's deductible of $200,000 per event under the policy.  The Company expensed $400,000 in fiscal year 2012 for the flood and fire deductibles
During fiscal year 2012, for the Arrowhead and Chateau flood loss, the Company received $5.7 million of insurance proceeds for flood clean-up costs and redevelopment. In regard to Arrowhead Shopping Center, the total insurance proceeds for redevelopment at April 30, 2012 exceeded the estimated basis in the assets requiring replacement, resulting in the recognition of approximately $274,000 in gain from involuntary conversion in fiscal year 2012. IRET expects final settlement of the Arrowhead and Chateau flood insurance claims to occur in the fourth quarter of fiscal year 2013.

In the second quarter of fiscal year 2013, for the Chateau fire loss, the Company received $2.9 million of insurance proceeds for redevelopment. The total insurance proceeds for redevelopment related to the Chateau fire at October 31, 2012 exceeded the estimated basis in the assets requiring replacement, resulting in the recognition of $2.3 million in gain from involuntary conversion in the second quarter of fiscal year 2013. The Company expects to rebuild the destroyed building but has no firm estimates at this time for costs or expected completion date of such rebuilding.  IRET expects final settlement of the Chateau fire insurance claim to occur when the property is rebuilt.
Final settlement was reached during the second quarter of fiscal year 2013 for business interruption from the flood and fire with proceeds received during the quarter of $409,000. During fiscal year 2012, approximately $666,000 was received, for total business interruption proceeds from the claims of $1.1 million.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended January 31, 2013 and 2012:
	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2013	2012	2013	2012
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$4,691	$2,210	$12,642	$4,434
Income (loss) from discontinued operations – Investors Real Estate Trust	633	(83)	2,873	399
Net income attributable to Investors Real Estate Trust	5,324	2,127	15,515	4,833
Dividends to preferred shareholders	(2,879)	(593)	(6,350)	(1,779)
Numerator for basic earnings per share – net income available to common shareholders	2,445	1,534	9,165	3,054
Noncontrolling interests – Operating Partnership	556	351	2,097	723
Numerator for diluted earnings per share	$3,001	$1,885	$11,262	$3,777
DENOMINATOR
Denominator for basic earnings per share weighted average shares	93,794	84,339	92,260	82,424
Effect of convertible operating partnership units	21,413	19,596	21,098	19,752
Denominator for diluted earnings per share	115,207	103,935	113,358	102,176
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.02	$.02	$.07	$.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.01	.00	.03	.01
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.03	$.02	$.10	$.04
NOTE 4 • EQUITY
On August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B preferred shares") at a price of $25.00 per share for net proceeds of $111.4 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company's option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115.0 million liquidation preference in the aggregate). The Company contributed the net proceeds from the sale to the Operating Partnership in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares. As of January 31, 2013, all of the proceeds of the public offering had been applied to debt repayment, acquisitions and construction costs at the Company's development projects.
The Company has a shelf registration statement under which it has registered common and preferred shares of beneficial interest with an aggregate public offering price of up to $150.0 million. On January 20, 2012, the Company entered into a continuous equity offering program under this shelf registration statement with BMO Capital Markets Corp. ("BMO") as sales agent, pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $100.0 million. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by IRET. During the nine months ended January 31, 2013, IRET issued approximately 300,000 common shares under this program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million. During the nine months ended January 31, 2012, IRET issued approximately 366,000 common shares under this program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.7 million.
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
During the nine months ended January 31, 2013 and 2012, respectively, approximately 203,000 Units and 759,000 Units were converted to common shares, with a total value of approximately $846,000 and $3.5 million included in equity. Approximately 43,000 common shares and 52,000 common shares were issued under the Company's 401(k) plan during the nine months ended January 31, 2013 and 2012, respectively, with a total value of approximately $337,000 and $372,000 included in equity. Under the Company's Distribution Reinvestment and Share Purchase Plan, approximately 4.3 million common shares and 4.0 million common shares were issued during the nine months ended January 31, 2013 and 2012, respectively, with a total value of $34.1 million and $28.8 million included in equity.
NOTE 5 • SEGMENT REPORTING
IRET reports its results in five reportable segments: multi-family residential, commercial office, commercial medical (including senior housing), commercial industrial and commercial retail properties. The Company's reportable segments are aggregations of similar properties.
IRET measures the performance of its segments based on net operating income ("NOI"), which the Company defines as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance and property management expenses). IRET believes that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.
The revenues and net operating income for these reportable segments are summarized as follows for the three and nine month periods ended January 31, 2013 and 2012, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.
	(in thousands)
Three Months Ended January 31, 2013	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$23,067	$19,338	$16,207	$3,853	$3,766	$66,231
Real estate expenses	10,344	9,399	4,129	1,095	1,408	26,375
Net operating income	$12,723	$9,939	$12,078	$2,758	$2,358	39,856
Depreciation/amortization						(16,300)
Administrative, advisory and trustee services						(2,245)
Other expenses						(464)
Interest expense						(15,725)
Interest and other income						255
Income from continuing operations						5,377
Income from discontinued operations						776
Net income						$6,153

	(in thousands)
Three Months Ended January 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$18,400	$18,541	$16,610	$3,596	$3,399	$60,546
Real estate expenses	8,452	8,694	5,220	1,078	1,146	24,590
Net operating income	$9,948	$9,847	$11,390	$2,518	$2,253	35,956
Depreciation/amortization						(15,183)
Administrative, advisory and trustee services						(1,659)
Other expenses						(359)
Interest expense						(16,411)
Interest and other income						279
Income from continuing operations						2,623
Loss from discontinued operations						(102)
Net income						$2,521

	(in thousands)
Nine Months Ended January 31, 2013	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$67,381	$57,105	$47,051	$10,890	$10,733	$193,160
Real estate expenses	28,646	28,081	12,395	3,050	3,848	76,020
Gain on involuntary conversion	2,263	0	0	0	0	2,263
Net operating income	$40,998	$29,024	$34,656	$7,840	$6,885	119,403
Depreciation/amortization						(49,028)
Administrative, advisory and trustee services						(6,402)
Other expenses						(1,496)
Interest expense						(48,448)
Interest and other income						600
Income from continuing operations						14,629
Income from discontinued operations						3,530
Net income						$18,159

	(in thousands)
Nine Months Ended January 31, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$53,441	$55,723	$50,299	$10,597	$9,850	$179,910
Real estate expenses	25,124	26,451	16,709	3,178	3,297	74,759
Net operating income	$28,317	$29,272	$33,590	$7,419	$6,553	105,151
Depreciation/amortization						(44,865)
Administrative, advisory and trustee services						(5,944)
Other expenses						(1,509)
Interest expense						(48,389)
Interest and other income						645
Income from continuing operations						5,089
Income from discontinued operations						496
Net income						$5,585

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of January 31, 2013, and April 30, 2012, along with reconciliations to the condensed consolidated financial statements:
	(in thousands)
As of January 31, 2013	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$626,763	$611,174	$513,565	$125,431	$130,899	$2,007,832
Less accumulated depreciation	(135,673)	(133,861)	(89,542)	(22,890)	(26,434)	(408,400)
Net property owned	$491,090	$477,313	$424,023	$102,541	$104,465	1,599,432
Real estate held for sale						733
Cash and cash equivalents						62,302
Other investments						638
Receivables and other assets						113,963
Development in progress						20,127
Unimproved land						18,879
Total assets						$1,816,074

	(in thousands)
As of April 30, 2012	Multi-Family Residential	Commercial- Office	Commercial- Medical	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$539,783	$605,318	$500,268	$119,002	$127,638	$1,892,009
Less accumulated depreciation	(128,834)	(121,422)	(78,744)	(20,693)	(23,797)	(373,490)
Net property owned	$410,949	$483,896	$421,524	$98,309	$103,841	1,518,519
Real estate held for sale						2,067
Cash and cash equivalents						39,989
Other investments						634
Receivables and other assets						114,569
Development in progress						27,599
Unimproved land						10,990
Total assets						$1,714,367
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
Purchase Options. The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of January 31, 2013, the total property cost of the 17 properties subject to purchase options was approximately $126.9 million, and the total gross rental revenue from these properties was approximately $7.9 million for the nine months ended January 31, 2013.
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
Restrictions on Taxable Dispositions. Approximately 111 of IRET's properties, consisting of approximately 6.2 million square feet of the Company's combined commercial segments' properties and 4,509 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $830.7 million at January 31, 2013. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company's business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders' best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of January 31, 2013 and 2012, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $198.9 million and $144.7 million, respectively.
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
Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of January 31, 2013, the Company is committed to fund approximately $10.4 million in tenant improvements, within approximately the next 12 months.
Development, Expansion and Renovation Projects. As of January 31, 2013, the Company had several development, expansion and renovation projects underway or recently completed, the costs for which have been capitalized, as follows:
Multi-Family Conversion, Minot, North Dakota:  The Company is converting an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 20-unit multi-family residential property, for an estimated total cost of $3.0 million and a projected completion date in the fourth quarter of fiscal year 2013. As of January 31, 2013, the Company had incurred approximately $2.6 million of these project costs.
Senior Housing Memory Care and Assisted Living Units, Laramie, Wyoming:  During the third quarter of fiscal year 2013, the Company substantially completed construction of an additional 29 assisted living units at its existing 48-unit Spring Wind senior housing facility in Laramie, Wyoming, and the conversion of an existing 16 units at the facility to memory care units, for a total of 61 assisted living units and 16 memory care units.  The Company estimates that the construction costs for this expansion project will total approximately $3.8 million. As of January 31, 2013, the Company had incurred approximately $3.6 million of these project costs.
Minot IPS, Minot, North Dakota:  During the second quarter of fiscal year 2012, the Company entered into a 10-year, fully net lease with a provider of production enhancement services to the oil and gas industry, to construct and then lease an approximately 28,000 square foot industrial building to be located in Minot, North Dakota on an approximately 9.6-acre parcel of vacant land. The project was substantially completed in the third quarter of fiscal year 2013 with total construction costs at January 31, 2013 of approximately $6.0 million (including the cost of the land).

Jamestown Medical Office Building, Jamestown, North Dakota:  During the fourth quarter of fiscal year 2012, the Company formed a joint venture to construct a one-story, approximately 45,000 square foot medical office building on an approximately 4.9 acre parcel of land adjacent to the Jamestown Regional Medical Center campus in Jamestown, North Dakota, for a total project cost estimated at $9.2 million. The land on which the project is being built is held by the joint venture entity under a pre-paid ground lease with an initial term of 79 years and two 10-year renewals. The Company is the majority member of the joint venture, with a 51% interest, and the Company consolidates the joint venture's results in its financial statements; the remaining interest is held by the Company's joint venture partner, a Minnesota limited liability company formed by the principal in a medical leasing and development firm based in Minneapolis, Minnesota. The Company's cash contribution to the project is expected to be approximately $1.5 million, with the remainder of the project cost being provided by the Company's joint venture partner and from the proceeds of the joint venture entity's $6.2 million construction loan with Wells Fargo bank. As of January 31, 2013, the joint venture entity had incurred approximately $6.3 million of the total estimated project costs. Construction of the medical office building was substantially completed in the third quarter of fiscal year 2013.
Branch Bank Building, Minot, North Dakota:  During the first quarter of fiscal year 2013, the Company entered into an agreement with First International Bank and Trust, Watford City, North Dakota (First International) to construct an approximately 3,700 square-foot building on an outlot of the Company's Arrowhead Shopping Center in Minot, North Dakota, to be leased by First International under a 20-year lease for use as a branch bank location. The total cost of the project is estimated to be approximately $1.7 million, and the building is currently expected to be completed in the fourth quarter of fiscal year 2013. As of January 31, 2013, the Company had incurred approximately $1.1 million of these estimated project costs. Stephen Stenehjem, a member of the Company's Board of Trustees, is the President and Chairman of First International, and accordingly this transaction was reviewed and approved by the Company's Audit Committee under the Company's related party transactions approval policy, and by the Company's independent trustees.
River Ridge Apartment Homes, Bismarck, ND: During the second quarter of fiscal year 2013, the Company began construction of its 146-unit River Ridge Apartments project in Bismarck, North Dakota. River Ridge is located near IRET's Cottonwood Apartments in Bismarck, and will offer amenities including a pool, exercise facility and underground parking. The Company estimates that the total cost to construct the project will be approximately $24.2 million. Completion of the project is currently expected in the second quarter of the Company's fiscal year 2014. As of January 31, 2013, the Company had incurred approximately $5.9 million of the total estimated project costs.
Cypress Court Apartment Homes, St. Cloud, Minnesota: In August 2012, the Company entered into a joint venture agreement with a real estate development and contracting company in St. Cloud, Minnesota, to construct a two-building, 132-unit multi-family residential property in St. Cloud, Minnesota, for an estimated total project cost of $14.3 million. The Company owns approximately 79% of the joint venture entity, and the Company consolidates the joint venture's results in its financial statements; the remaining approximately 21% interest is owned by its joint venture partner. Completion of the apartment project is currently expected in second quarter of the Company's fiscal year 2014. As of January 31, 2013, the Company had incurred approximately $4.5 million of the total estimated project costs.
Southgate Apartments, Minot, North Dakota: In January 2013, the Company entered into a joint venture agreement to construct an apartment project in Minot, North Dakota. The Company owns approximately 51% of the joint venture entity, and the Company consolidates the joint venture's results in its financial statements; the remaining approximately 49% of the joint venture entity is owned by its joint venture partner. The project is expected to be completed in two phases, with a total of approximately 341 units. Phase I, the Landing at Southgate, consists of three approximately 36-unit buildings, and is expected to be completed in September 2013. Phase II, the Commons at Southgate, is currently expected to consist of an approximately 233-unit building to be completed in the spring of 2014. IRET currently estimates total costs for both phases of the project at $52.2 million. The development is located near IRET's Plaza 16 property (formerly IRET Corporate Plaza) in southwest Minot.
Construction interest capitalized for the three month periods ended January 31, 2013 and 2012, respectively, was approximately $157,000 and $116,000 for development projects completed and in progress. Construction interest capitalized for the nine month periods ended January 31, 2013 and 2012, respectively, was approximately $438,000 and $230,000 for development projects completed and in progress.

NOTE 7 • DISCONTINUED OPERATIONS
The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. IRET sold a multi-family residential property in the third quarter of fiscal year 2013. During the second quarter of fiscal year 2013, IRET sold two condominium units and 2 multi-family residential properties. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property. During the first and third quarters of fiscal year 2012, the Company had no real estate dispositions. During the second quarter of fiscal year 2012, the Company sold a retail property. See Note 8 for additional information on the properties sold during the nine months ended January 31, 2013 and 2012. Four condominium units were classified as held for sale at January 31, 2013. There were no properties classified as held for sale at January 31, 2012. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and nine months ended January 31, 2013 and 2012:
	Three Months Ended January 31		Nine Months Ended January 31
	(in thousands)
	2013	2012	2013	2012
REVENUE
Real estate rentals	$27	$459	$778	$1,375
Tenant reimbursement	0	18	0	54
TOTAL REVENUE	27	477	778	1,429
EXPENSES
Depreciation/amortization related to real estate investments	0	79	114	248
Utilities	4	69	67	175
Maintenance	5	57	132	194
Real estate taxes	3	56	78	154
Insurance	1	14	24	38
Property management expenses	6	63	118	207
Impairment of real estate investments	0	135	0	135
TOTAL EXPENSES	19	473	533	1,151
Operating income	8	4	245	278
Interest expense	(6)	(122)	(169)	(387)
Other income	2	16	2	16
Income (loss) from discontinued operations before gain on sale	4	(102)	78	(93)
Gain on sale of discontinued operations	772	0	3,452	589
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$776	$(102)	$3,530	$496
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
PROPERTY ACQUISITIONS
During the third quarter of fiscal year 2013, the Company closed on its acquisitions of:
•
two parcels of vacant land in Rochester, Minnesota, acquired for possible future development, of approximately 20.1 acres and 3.8 acres, respectively, for purchase prices of $775,000 and $275,000, paid in cash;

•
an approximately 48.4 acre parcel of vacant land in Grand Forks, North Dakota, acquired for possible future development, for  a purchase price of approximately $4.3 million, of which approximately $2.3 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $2.0 million;

•
an approximately 51% interest in a joint venture entity currently constructing the Southgate Apartments project in Minot, North Dakota, which project is expected to be completed in two phases, with a total of approximately 341 units, for a currently-estimated total cost of $52.2 million; and

•
a parcel of vacant land in Minot, North Dakota, acquired for possible future development for a purchase price of approximately $1.9 million; the approximately 2.2 acre parcel is adjacent to the Southgate multi-family residential project currently under development.

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

During the third quarter of fiscal year 2013, the Company placed in service an additional 29 assisted living units, and completed the conversion of 16 existing units to memory care units, at the Company's Spring Wind senior housing facility in Laramie Wyoming; completed an approximately 45,000 square foot medical office building in Jamestown, North Dakota; and completed an approximately 28,000 square foot industrial building in Minot, North Dakota. The Company had no development projects placed in service during the second quarter of fiscal year 2013. During the first quarter of fiscal year 2013, the Company placed in service its 159-unit Quarry Ridge Apartment Homes development in Rochester, Minnesota, and placed in service buildings 3 and 4 (totaling 73 units) of its four-building, 145-unit Williston Gardens multi-family residential development in Williston, North Dakota. The Company is the majority member of the joint venture entity that owns the Williston Gardens development, with a 60% interest.
During the third quarter of fiscal year 2012, the Company closed on its acquisition of a multi-family residential property in Isanti, Minnesota and an adjoining parcel of vacant land. Also during the third quarter of fiscal year 2012, the Company substantially completed construction of an additional approximately 28 assisted living units and 16 memory care units at its existing Meadow Wind senior housing facility in Casper, Wyoming. During the second quarter of fiscal year 2012, the Company closed on the following acquisitions: a medical office property in Edina, Minnesota; two multi-family residential properties in Sioux Falls, South Dakota; seven senior housing projects in Boise, Idaho and towns surrounding Boise; a multi-family residential property in St. Cloud, Minnesota; and two parcels of vacant land, in Minot, North Dakota and Casper, Wyoming, respectively; the Company also placed in-service during the second quarter of fiscal year 2012 an approximately 25,000 square foot medical clinic in Minot, North Dakota. During the first quarter of fiscal year 2012, the Company substantially completed construction of a six-screen movie theater at its existing Buffalo Mall property in Jamestown, North Dakota, for a total cost of $2.2 million. The Company had no acquisitions during the first quarter of fiscal year 2012.
The Company expensed approximately $125,000 and $466,000 of transaction costs related to acquisitions in the nine months ended January 31, 2013 and 2012, respectively. The Company's acquisitions and development projects placed in service during the nine months ended January 31, 2013 and 2012 are detailed below:

Nine Months Ended January 31, 2013
		(in thousands)
Acquisitions	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
308 unit - Villa West - Topeka, KS	5/8/12	$1,590	$15,760	$300	$17,650
232 unit - Colony - Lincoln, NE	6/4/12	1,515	15,731	254	17,500
208 unit - Lakeside Village - Lincoln, NE	6/4/12	1,215	15,837	198	17,250
58 unit - The Ponds at Heritage Place - Sartell, MN	10/10/12	395	4,564	61	5,020
		4,715	51,892	813	57,420

Unimproved Land
University Commons - Williston, ND	8/1/12	823	0	0	823
Cypress Court Unimproved - St. Cloud, MN	8/10/12	447	0	0	447
Cypress Court Apartment Development - St. Cloud, MN(1)	8/10/12	1,136	0	0	1,136
Badger Hills - Rochester, MN(2)	12/14/12	1,050	0	0	1,050
Grand Forks Unimproved - Grand Forks, ND	12/31/12	4,278	0	0	4,278
Minot Unimproved (Southgate Lot 4) - Minot, ND	1/11/13	1,882	0	0	1,882
Commons at Southgate - Minot, ND(3)	1/22/13	3,691	0	0	3,691
Landing at Southgate - Minot, ND(3)	1/22/13	2,262	0	0	2,262
		15,569	0	0	15,569

Total Property Acquisitions		$20,284	$51,892	$813	$72,989
(1)	Land is owned by a joint venture in which the Company has an approximately 79% interest.
(2)	Acquisition of unimproved land consisted of two parcels acquired separately on December 14 and December 20, 2012, respectively.
(3)	Land is owned by a joint venture entity in which the Company has an approximately 51% interest.
		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
159 unit - Quarry Ridge II - Rochester, MN(1)	6/29/12	$0	$4,591	$0	$4,591
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	7/31/12	0	7,058	0	7,058
		0	11,649	0	11,649
Commercial Medical
26,662 sq ft Spring Wind Expansion - Laramie, WY(3)	11/16/12	0	1,675	0	1,675
45,222 sq ft Jamestown Medical Office Building - Jamestown, ND(4)	1/1/13	0	4,901	0	4,901
		0	6,576	0	6,576
Commercial Industrial
27,567 sq ft Minot IPS - Minot, ND(5)	12/17/12	0	3,953	0	3,953

Total Development Projects Placed in Service		$0	$22,178	$0	$22,178
(1)
Development property placed in service June 29, 2012. Additional costs paid in fiscal years 2012 and 2011, and land acquired in fiscal year 2007, totaled $13.0 million, for a total project cost at January 31, 2013 of $17.6 million.

(2)
Development property placed in service July 31, 2012. Buildings 1 and 2 were placed in service in fiscal year 2012. Additional costs paid in fiscal year 2012 totaled $12.0 million, for a total project cost at January 31, 2013 of $19.1 million.

(3)	Expansion project placed in service November 16, 2012. Additional costs paid in fiscal year 2012 totaled $1.8 million, for a total project cost at January 31, 2013 of $3.5 million.
(4)	Development property placed in service January 1, 2013. Additional costs paid in fiscal year 2012 totaled $1.0 million, for a total project cost at January 31, 2013 of $5.9 million.
(5)	Development property placed in service December 17, 2012. Additional costs paid in fiscal year 2012 totaled $1.8 million, for a total project cost at January 31, 2013 of $5.8 million.

Nine Months Ended January 31, 2012
		(in thousands)
Acquisitions	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
147 unit - Regency Park Estates - St. Cloud, MN	8/1/11	$702	$10,198	$0	$10,900
50 unit - Cottage West Twin Homes - Sioux Falls, SD	10/12/11	968	3,762	0	4,730
24 unit - Gables Townhomes - Sioux Falls, SD	10/12/11	349	1,921	0	2,270
36 unit - Evergreen II - Isanti, MN	11/1/11	701	2,774	0	3,475
		2,720	18,655	0	21,375

Commercial Medical
17,273 sq ft Spring Creek American Falls - American Falls, ID	9/1/11	137	3,409	524	4,070
15,571 sq ft Spring Creek Soda Springs - Soda Springs, ID	9/1/11	66	2,122	42	2,230
15,559 sq ft Spring Creek Eagle - Eagle, ID	9/1/11	250	3,191	659	4,100
31,820 sq ft Spring Creek Meridian - Meridian, ID	9/1/11	428	5,499	1,323	7,250
26,605 sq ft Spring Creek Overland - Boise, ID	9/1/11	656	5,001	1,068	6,725
16,311 sq ft Spring Creek Boise - Boise, ID	9/1/11	711	4,236	128	5,075
26,605 sq ft Spring Creek Ustick - Meridian, ID	9/1/11	467	3,833	0	4,300
Meadow Wind Land - Casper, WY	9/1/11	50	0	0	50
3,431 sq ft Edina 6525 Drew Ave S - Edina, MN	10/13/11	388	117	0	505
		3,153	27,408	3,744	34,305

Unimproved Land
Minot IPS - Minot, ND	9/7/11	416	0	0	416

Total Property Acquisitions		$6,289	$46,063	$3,744	$56,096

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Commercial Medical
24,795 sq ft Trinity at Plaza 16 - Minot, ND(1)	9/23/11	$0	$5,562	$0	$5,562
22,193 sq ft Meadow Winds Addition - Casper, WY(2)	12/30/11	0	3,840	0	3,840
		0	9,402	0	9,402

Commercial Retail
19,037 sq ft Jamestown Buffalo Mall - Jamestown, ND(3)	6/15/11	0	822	0	822

Total Development Projects Placed in Service		$0	$10,224	$0	$10,224
(1)	Development property placed in service September 23, 2011. Additional costs paid in fiscal year 2011 totaled $3.3 million, for a total project cost at January 31, 2012 of $8.8 million.
(2)	Expansion project placed in service December 30, 2011.
(3)	Construction project placed in service June 15, 2011. Additional costs paid in fiscal year 2011 totaled $1.4 million, for a total project cost at January 31, 2012 of $2.3 million.

Acquisitions in the nine months ended January 31, 2013 and 2012 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the nine months ended January 31, 2013 and 2012, respectively, (excluding development projects placed in service) are detailed below.
	(in thousands)
	Nine Months Ended January 31
	2013	2012
Total revenue	$4,669	$2,383
Net (loss) income	$(116)	$454
PROPERTY DISPOSITIONS
During the third quarter of fiscal year 2013, the Company sold a multi-family residential property in Fargo, North Dakota, for a sale price of approximately $2.0 million. Mortgage debt in the amount of approximately $1.2 million was assumed by the buyer. During the second quarter of fiscal year 2013, the Company sold two condominium units and two-multi-family residential properties for a total sales price of $7.3 million. Mortgage debt in the amount of $4.6 million on the two multi-family residential properties was assumed by the buyer. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property.
The Company had no real estate dispositions in the third quarter of fiscal year 2012. During the second quarter of fiscal year 2012, the Company sold a small retail property in Livingston, Montana, for a sale price of approximately $2.2 million, with approximately $1.2 million of the sale proceeds applied to pay off the outstanding mortgage loan balance on the property. The Company had no real estate dispositions in the first quarter of fiscal year 2012. The following table details the Company's dispositions during the nine months ended January 31, 2013 and 2012:
Nine Months Ended January 31, 2013
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
116 unit - Terrace on the Green - Fargo, ND	9/27/12	$3,450	$1,248	$2,202
85 unit - Prairiewood Meadows - Fargo, ND	9/27/12	3,450	2,846	604
66 unit - Candlelight - Fargo, ND	11/27/12	1,950	1,178	772
		8,850	5,272	3,578

Commercial Retail
16,080 sq ft Kentwood Thomasville - Kentwood, MI	6/20/12	625	692	(67)

Other
Georgetown Square Condominiums 5 and 6	6/21/12	330	336	(6)
Georgetown Square Condominiums 3 and 4	8/2/12	368	421	(53)
		698	757	(59)

Total Property Dispositions		$10,173	$6,721	$3,452

Nine Months Ended January 31, 2012
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Retail
41,200 sq ft Livingstone Pamida - Livingston, MT	8/1/11	$2,175	$1,586	$589

Total Property Dispositions		$2,175	$1,586	$589
NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT
The Company's mortgages payable and revolving line of credit are collateralized by substantially all of its properties owned. The majority of the Company's mortgages payable are secured by individual properties or groups of properties, and are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of January 31, 2013, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 2.51% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.
Of the mortgages payable, the balances of fixed rate mortgages totaled $1.0 billion at January 31, 2013 and April 30, 2012. The balances of variable rate mortgages totaled $37.1 million and $16.2 million as of January 31, 2013 and April 30, 2012, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of January 31, 2013, the weighted average rate of interest on the Company's mortgage debt was 5.65%, compared to 5.78% on April 30, 2012. The aggregate amount of required future principal payments on mortgages payable as of January 31, 2013, is as follows:
Year ended April 30,	(in thousands)
2013 (remainder)	$10,009
2014	64,524
2015	112,886
2016	92,221
2017	197,947
Thereafter	564,036
Total payments	$1,041,623
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of January 31, 2013, lending commitments of $60.0 million.  As of January 31, 2013, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of January 31, 2013 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of January 31, 2013, the Company had borrowed $10.0 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2013, the Company believes it is in compliance with the facility covenants.
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

Level 1:  Quoted prices in active markets for identical assets
Level 2:  Significant other observable inputs
Level 3:  Significant unobservable inputs
There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during the nine months ended January 31, 2013 and 2012. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at January 31, 2013 and April 30, 2012.
Fair Value Measurements on a Nonrecurring Basis
The Company had no assets or liabilities recorded at fair value on a nonrecurring basis at January 31, 2013 and April 30, 2012.
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
The estimated fair values of the Company's financial instruments as of January 31, 2013 and April 30, 2012, are as follows:
	(in thousands)
	January 31, 2013		April 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$62,302	$62,302	$39,989	$39,989
Other investments	638	638	634	634
FINANCIAL LIABILITIES
Other debt	21,529	21,558	13,875	13,973
Line of credit	10,000	10,000	39,000	39,000
Mortgages payable	1,041,623	1,148,056	1,048,689	1,087,082

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company's unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Condensed Consolidated Balance Sheets. The Company acquired its sole redeemable noncontrolling interest from its joint venture partner in the third quarter of fiscal year 2012, and, following this acquisition, currently has no redeemable noncontrolling interests in consolidated real estate entities.  Below is a table reflecting the activity of the redeemable noncontrolling interests for the nine months ended January 31, 2012.

(in thousands)
Balance at April 30, 2011	$987
Net income	12
Distributions	(27)
Mark-to-market adjustments	35
Acquisition of joint venture partner's interest	(1,007)
Balance at January 31, 2012	$0
NOTE 12 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions. On March 6, 2013, the Company's Board of Trustees declared a regular quarterly distribution of 13.00 cents per share and unit on the Company's common shares of beneficial interest and the limited partnership units of IRET Properties, payable April 1, 2013, to shareholders and unitholders of record on March 18, 2013. Also on March 6, 2013, the Company's Board of Trustees declared a distribution of 51.56 cents per share on the Company's Series A preferred shares of beneficial interest, payable April 1, 2013 to Series A preferred shareholders of record on March 18, 2013, and declared a distribution of 49.68 cents per share on the Company's Series B preferred shares of beneficial interest, payable April 1, 2013 to Series B preferred shareholders of record on March 18, 2013.
Pending Acquisitions. The Company has signed purchase agreements to acquire the following properties:
•	a nine-building, 336-unit multi-family residential property in Omaha, Nebraska, on approximately 18.5 acres of land, for a purchase price of approximately $28.3 million, to be paid in cash;
•
a 71-unit multi-family residential property in Rapid City, South Dakota, on approximately 3.5 acres, for a purchase price totaling $6.2 million, of which approximately $2.8 million would be paid in cash, with the remainder paid in limited partnership units of the Operating Partnership valued at approximately $3.4 million;

•
an approximately 18.2 acre parcel of land in Bismarck, North Dakota, for a purchase price of $3.3 million, to be paid in cash; the purchase includes an existing approximately 16,844 square foot community center that is expected to be incorporated into the multi-family residential development project the Company currently plans for this parcel;

•	an approximately 10-acre parcel of vacant land in Grand Forks, North Dakota, for a purchase price of $1.6 million, to be paid in cash; and
•	an approximately 0.7 acre parcel of vacant land in Minot, North Dakota, adjacent to the Company's Chateau Apartments property, for a purchase price of approximately $172,000, to be paid in cash.
These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these transactions will be completed on the terms currently proposed, or at all.
Development Project. Subsequent to the end of the third quarter of fiscal year 2013, the Company entered into a joint venture agreement to construct a multi-family residential project in Williston, North Dakota. The Company's joint venture partner in this proposed project is also the Company's partner in the Company's  Williston Garden Apartments project. The Company will own approximately 70% of the project, subject to final project costs. The project is expected to consist of five buildings with approximately 288 units in total, for an expected total cost of $62.4 million. Construction is expected to commence in March 2013, with expected completion in September 2014.   The project site is approximately 14.5 acres of an approximately 40-acre parcel of land purchased in April 2012. This proposed development project is subject to various contingencies, and no assurances can be given that the project will be completed in the time frame or on the terms currently proposed, or at all.

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
Overview
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations and financial condition. This overview provides a discussion of our business, an overview of our operating results in the three and nine months ended January 31, 2013 compared to the three and nine months ended January 31, 2012, and a summary of significant transactions in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. This MD&A also includes, in the Results of Operations subsection below, a discussion of our financial results comparing the three and nine months ended January 31, 2013 and the three and nine months ended January 31, 2012, and, in the Liquidity and Capital Resources subsection below, a discussion of our financial condition and an analysis of changes in our capital structure and cash flows.
Business. IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial office, commercial medical, commercial industrial and commercial retail properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2013, our real estate portfolio consisted of 85 multi-family residential properties containing 9,924 apartment units and having a total real estate investment amount net of accumulated depreciation of $491.1 million, and 184 commercial properties containing approximately 12.4 million square feet of leasable space. Our commercial properties consist of:
•	68 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $477.3 million;
•	66 commercial medical properties (including senior housing) containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $424.0 million;
•	20 commercial industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $102.5 million; and
•	30 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $104.5 million.
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
Operating Results.  In the three months ended January 31, 2013 compared to the same period of the prior year, NOI increased in all segments, with physical occupancy levels also increasing slightly in all segments. Our multi-family residential portfolio continued in this quarter to be our strongest-performing segment in terms of revenue; high levels of occupancy in this segment have permitted us to implement selected rental increases. While results in our commercial office segment were stable in this quarter and consistent with results achieved in this segment over the past several quarters, occupancy levels in the commercial office segment in particular remain challenging for us, with any significant improvement requiring a sustained and robust economic recovery that increases demand for commercial office space. Any significant increase in leasing activity at our commercial properties, however, will require significant cash outlays for the payment of tenant improvements and leasing commissions. The Company's results of operations in the three and nine months ended January 31, 2013 and 2012 were as follows:

	(in thousands, except percentages)
	Three Months Ended January 31
	2013	2012	$ Change	% Change
Real estate revenue	$66,231	$60,546	$5,685	9.4%
NOI(1)	39,856	35,956	3,900	10.8%
Net income attributable to Investors Real Estate Trust	5,324	2,127	3,197	150.3%
FFO(2)	18,492	17,199	1,293	7.5%

	(in thousands, except percentages)
	Nine Months Ended January 31
	2013	2012	$ Change	% Change
Real estate revenue	$193,160	$179,910	$13,250	7.4%
NOI(1)	119,403	105,151	14,252	13.6%
Net income attributable to Investors Real Estate Trust	15,515	4,833	10,682	221.0%
FFO(2)	56,781	48,215	8,566	17.8%
(1)	See Note 5 of the Notes to the Condensed Consolidated Financial Statements for reconciliations of NOI to net income.
(2)	See pages 44-45 of the MD&A for the definition of FFO and reconciliations of FFO to net income.
Physical occupancy as of January 31, 2013 compared to January 31, 2012 increased slightly in all of our five reportable segments, on a stabilized basis and an all-property basis. Stabilized properties are properties owned and in operation for the entirety of the periods being compared (including properties that were redeveloped or expanded during the periods being compared, with properties purchased or sold during the periods being compared excluded from the stabilized property category), and, in the case of development or re-development properties, which have achieved a target level of occupancy.
Physical Occupancy Levels on a Stabilized Property(1) and All Property Basis:
	Stabilized Properties		All Properties
	As of January 31,		As of January 31,
Segments	2013	2012	2013	2012
Multi-Family Residential	94.0%	93.9%	93.6%	93.2%
Commercial Office	78.4%	77.9%	78.4%	77.9%
Commercial Medical	94.6%	94.2%	94.9%	94.5%
Commercial Industrial	95.8%	94.5%	95.9%	94.5%
Commercial Retail	87.9%	87.5%	87.9%	87.5%
(1)	See page 30 of the MD&A for the definition of Stabilized Property.
Significant Events and Transactions during the Three Months Ended January 31, 2013 and 2012.  Summarized below are the Company's significant transactions and events during the third quarters of fiscal years 2013 and 2012:
Three Months Ended January 31, 2013
•
The transfer to the New York Stock Exchange from the NASDAQ Global Select Market of the listing of the Company's common shares of beneficial interest and Series A preferred shares of beneficial interest, effective as of December 18, 2012;

•	The acquisition of two parcels of vacant land in Rochester, Minnesota, for possible future development, for purchase prices of $775,000 and $275,000, respectively;
•
The acquisition of a parcel of vacant land in Grand Forks, North Dakota, for possible future development, for  a purchase price of approximately $4.3 million, of which approximately $2.3 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $2.0 million;

•
The acquisition of an approximately 51% interest in a joint venture entity currently constructing the Southgate Apartments project in Minot, North Dakota, which project is expected to be completed in two phases, with a total of approximately 341 units, for a currently-estimated total cost of $52.2 million;

•
The substantial completion of three development projects placed in service during the quarter: completion of an additional 29 assisted living units, and the conversion of an existing 16 units to memory care units, at the Company's Spring Wind senior housing facility in Laramie Wyoming; the completion of an approximately 45,000 square foot medical office building in Jamestown, North Dakota; and the completion of an approximately 28,000 square foot industrial building in Minot, North Dakota;

•	The acquisition of a parcel of vacant land in Minot, North Dakota, for possible future development, for a purchase price of approximately $1.9 million; and
•
The disposition of the Company's Candlelight Apartments property in Fargo, North Dakota, for a sale price of approximately $2.0 million and the assumption by the buyer of mortgage debt on the property in the amount of approximately $1.2 million.

Three Months Ended January 31, 2012
•
The acquisition of a 36-unit multi-family residential property in Isanti, Minnesota and an adjoining 4.9 acre-parcel of vacant land, for a purchase price of approximately $3.5 million, of which $3.0 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $495,000; this property is located next to the Company's existing 36-unit Evergreen Apartments in Isanti; and

•
The substantial completion of construction of an additional approximately 28 assisted living units and 16 memory care units at the Company's existing Meadow Wind senior housing facility in Casper, Wyoming.

Critical Accounting Policies. In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's critical accounting policies is included in the Company's Form 10-K for the fiscal year ended April 30, 2012, filed with the SEC on July 16, 2012, as amended by the Current Report on Form 8-K filed with the SEC on December 10, 2012, in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended January 31, 2013.
Recent Accounting Pronouncements.  For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our condensed consolidated financial statements.
Results of Operations
Consolidated Results of Operations
Revenues.  Revenues for the three months ended January 31, 2013 were $66.2 million compared to $60.5 million in the three months ended January 31, 2012, an increase of $5.7 million or 9.4%. Revenues for the nine months ended January 31, 2013 were $193.2 million compared to $179.9 million in the nine months ended January 31, 2012, an increase of $13.3 million or 7.4%. The increase in revenue for the three and nine months ended January 31, 2013 resulted primarily from properties acquired in Fiscal 2013 and 2012, as shown in the table below.
	(in thousands)
	Increase in Total Revenue Three Months ended January 31, 2013	Increase in Total Revenue Nine Months ended January 31, 2013
Rent in Fiscal 2013 primarily from properties acquired in Fiscal 2013	$2,432	$6,096
Rent in Fiscal 2013 primarily from properties acquired or placed in service in Fiscal 2012 in excess of that received in Fiscal 2012 from the same properties	1,859	6,864
Increase (decrease) in rent on stabilized properties due primarily to increased occupancy in the multi-family residential segment and increased tenant reimbursements in the commercial office segment(1)	1,375	(1,201)
Decrease in straight line rent	(479)	(837)
Decrease in tenant concessions	498	2,328
Net increase in total revenue	$5,685	$13,250
(1)	See analysis of NOI by segment on pages 32-42 of the MD&A for additional information.

Changes in Expenses and Net Income.  Net income available to common shareholders increased by approximately $912,000 and $6.1 million during the three and nine months ended January 31, 2013, compared to the three and nine months ended January 31, 2012. The increase in net income is due primarily to an increase in NOI from acquisitions in the three and nine months ended January 31, 2013, compared to the same periods in fiscal year 2012, as well as other factors shown by the following analysis:

	Increase in Net Income
	(in thousands)
	Three Months ended January 31, 2013	Nine Months ended January 31, 2013
Net income available to common shareholders for Fiscal 2012	$1,534	$3,054
Increase in NOI due primarily to acquisitions and gain on involuntary conversion	3,900	14,252
Increase in depreciation/amortization due to depreciation of tenant and capital improvements	(1,117)	(4,163)
Increase in administrative, advisory and trustee fees	(586)	(458)
(Increase) decrease in other expenses	(105)	13
Decrease (increase) in interest expense	686	(59)
Decrease in interest and other income	(24)	(45)
Increase in income from discontinued operations	878	3,034
Increase in net income attributable to noncontrolling interests – Operating Partnership	(205)	(1,374)
Increase in net income attributable to noncontrolling interests – consolidated real estate entities	(230)	(518)
Increase in dividends to preferred shareholders	(2,286)	(4,571)
Net income available to common shareholders for Fiscal 2013	$2,445	$9,165
•	Interest Expense. Our mortgage interest expense decreased approximately $78,000, or 0.5%, to $15.2 million during the third quarter of fiscal year 2013, compared to $15.3 million in the third quarter of fiscal year 2012. Mortgage interest expense increased approximately $901,000, or 2.0%, to $46.0 million during the nine months ended January 31, 2013, compared to $45.1 million in same period of the prior fiscal year. Mortgage interest expense for properties newly acquired in fiscal years 2013 and 2012 added approximately $918,000 and $2.9 million to our total mortgage interest expense in the three and nine months ended January 31, 2013, while mortgage interest expense on existing properties decreased $996,000 and $2.0 million for the three and nine months ended January 31, 2013, respectively, compared to the same periods of fiscal year 2012. The decrease in mortgage interest expense is due to loan payoffs and refinancings in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on our line of credit, which totaled approximately $132,000 and $838,000 in the three and nine months ended January 31, 2013, and $775,000 and $1.8 million in the same periods of the prior fiscal year. Mortgage interest expense and interest expense on our line of credit are all components of "Interest expense" on our Condensed Consolidated Statements of Operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit and construction loans) was 5.65% as of January 31, 2013 and 5.78% as of April 31, 2012. Our mortgage debt on January 31, 2013 decreased approximately $7.1 million, or 0.7% from April 30, 2012. Mortgage debt does not include our multi-bank line of credit or our construction loans which appear on our Condensed Consolidated Balance Sheets in "Revolving line of credit" and "Other," respectively.
In addition to IRET's mortgage interest expense, the Company incurs interest expense for a line of credit, construction loans, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended January 31, 2013 and 2012 these amounts were approximately $478,000 and $1.1 million, respectively, for a total interest expense for the three months ended January 31, 2013 and 2012 of $15.7 million and $16.4 million, a decrease of approximately $686,000. For the nine months ended January 31, 2013 and 2012 these amounts were $2.4 million and $3.3 million, respectively, for a total interest expense for both the nine months ended January 31, 2013 and 2012 of $48.4 million.

Net Operating Income
Net Operating Income ("NOI") is a non-GAAP measure which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance and property management expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.
The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for the three and nine months ended January 31, 2013 and 2012.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
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

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three months ended January 31, 2013 and 2012.
	(in thousands, except percentages)
	Three Months Ended January 31
	2013	2012	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$60,085	$58,810	$1,275	2.2%
Non-stabilized(1)	6,146	1,736	4,410	254.0%
Total	$66,231	$60,546	$5,685	9.4%

Real estate expenses
Stabilized	$24,488	$24,192	$296	1.2%
Non-stabilized(1)	1,887	398	1,489	374.1%
Total	$26,375	$24,590	$1,785	7.3%

Net operating income
Stabilized	$35,597	$34,618	$979	2.8%
Non-stabilized(1)	4,259	1,338	2,921	218.3%
Total	$39,856	$35,956	$3,900	10.8%
Depreciation/amortization	(16,300)	(15,183)
Administrative, advisory and trustee services	(2,245)	(1,659)
Other expenses	(464)	(359)
Interest expense	(15,725)	(16,411)
Interest and other income	255	279
Income from continuing operations	5,377	2,623
Income (loss) from discontinued operations(2)	776	(102)
Net income	$6,153	$2,521

(1)	Non-stabilized properties include:
FY2013 -	Multi-Family Residential -
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
Total number of units, 1,597.

Commercial Medical -
Edina 6525 Drew Avenue, Edina, MN; Jamestown Medical Office Building, Jamestown, ND; Spring Creek American Falls, American Falls, ID; Spring Creek Soda Springs, Soda Springs, ID; Spring Creek Eagle, Eagle, ID; Spring Creek Meridian, Meridian, ID; Spring Creek Overland, Boise, ID; Spring Creek Boise, Boise, ID; Spring Creek Ustick, Meridian, ID and Trinity at Plaza 16, Minot, ND.
Total rentable square footage, 223,192.

	Commercial Industrial -	Minot IPS, Minot, ND. Total rentable square footage, 27,567.
FY2012 -	Multi-Family Residential -	Chateau, Minot, ND; Cottage West Twin Homes, Sioux Falls, SD; Evergreen II, Isanti, MN; Gables Townhomes, Sioux Falls, SD; Regency Park Estates, St Cloud, MN. Total number of units, 321.
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

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $634,000 in the three months ended January 31, 2013 compared to the same period in the prior fiscal year.  The continued levels of high occupancy provided for the ability to raise rents, and accordingly $514,000 of this increase was due to rental rate increases. The remainder of the real estate revenue increase is attributable to a decrease of $79,000, in allowances and concessions and an increase of $41,000 in other fee revenue items.
Real estate expenses at stabilized properties increased by $560,000 in the three months ended January 31, 2013 compared to the same period in the prior fiscal year. The primary factor was increased maintenance expense of $432,000. The increase in maintenance expenses was primarily due to more general maintenance items being completed during the quarter and an increase in snow removal. Utilities, real estate taxes and insurance expense combined increased by $273,000 while property management expenses decreased by $145,000.  The decrease in property management expense was primarily due to overall efficiencies and cost savings due to internalization of in-house property management.

	(in thousands, except percentages)
	Three Months Ended January 31,
	2013	2012	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$18,254	$17,620	$634	3.6%
Non-stabilized	4,813	780	4,033	517.1%
Total	$23,067	$18,400	$4,667	25.4%

Real estate expenses
Stabilized	$8,696	$8,136	$560	6.9%
Non-stabilized	1,648	316	1,332	421.5%
Total	$10,344	$8,452	$1,892	22.4%

Net operating income
Stabilized	$9,558	$9,484	$74	0.8%
Non-stabilized	3,165	464	2,701	582.1%
Total	$12,723	$9,948	$2,775	27.9%

Occupancy	2013	2012
Stabilized	94.0%	93.9%
Non-stabilized	91.4%	74.5%
Total	93.6%	93.2%

Number of Units	2013	2012
Stabilized	8,327	8,333
Non-stabilized	1,597	321
Total	9,924	8,654

Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by $797,000, in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. The increase in revenue was primarily due to increased tenant reimbursements of $538,000, resulting from increased recoverable operating expenses; a decrease in allowances and concessions of $173,000 and an increase in other revenue items combined of $86,000.
Real estate expenses at stabilized properties increased by $705,000 in the third quarter of fiscal year 2013 compared to the third quarter of fiscal 2012. The primary factors were an increase in maintenance expenses of $300,000 and an increase in property management expense of $234,000. The increase in maintenance expenses was primarily due to increased snow removal while the increase in property management expense was attributable to recoverable allocations of internal management fees as compared to prior periods.  Utilities, real estate taxes and insurance expenses combined increased by $171,000.
	(in thousands, except percentages)
	Three Months Ended January 31,
	2013	2012	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$19,338	$18,541	$797	4.3%
Non-stabilized	0	0	0	0.0%
Total	$19,338	$18,541	$797	4.3%

Real estate expenses
Stabilized	$9,399	$8,694	$705	8.1%
Non-stabilized	0	0	0	0.0%
Total	$9,399	$8,694	$705	8.1%

Net operating income
Stabilized	$9,939	$9,847	$92	0.9%
Non-stabilized	0	0	0	0.0%
Total	$9,939	$9,847	$92	0.9%

Occupancy	2013	2012
Stabilized	78.4%	77.9%
Non-stabilized	n/a	n/a
Total	78.4%	77.9%

Rentable Square Footage	2013	2012
Stabilized	5,062,048	5,061,212
Non-stabilized	0	0
Total	5,062,048	5,061,212

Commercial Medical
Real estate revenue from stabilized properties in our commercial medical segment decreased by $727,000 in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. The decrease was primarily due to the reduction in revenue of $1.3 million at our Wyoming senior living facilities offset by an increase in percentage rent revenue of $476,000 and an increase in other revenue items of $139,000.  The revenue reduction at our Wyoming senior living facilities (which is offset by a $1.3 million reduction in real estate expenses outlined below) is the result of the restructuring of the Company's assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold its wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expense category of the Company's statements. The increase in percentage rent revenue is attributable to our Edgewood Vista senior living facilities.
Real estate expenses from stabilized properties decreased by $1.2 million in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.  A decrease of $1.3 million was the result of the portfolio restructuring discussed above.  Other real estate expenses combined increased by $76,000.
	(in thousands, except percentages)
	Three Months Ended January 31,
	2013	2012	$ Change	% Change
Commercial Medical

Real estate revenue
Stabilized	$14,927	$15,654	$(727)	(4.6)%
Non-stabilized	1,280	956	324	33.9%
Total	$16,207	$16,610	$(403)	(2.4)%

Real estate expenses
Stabilized	$3,890	$5,138	$(1,248)	(24.3)%
Non-stabilized	239	82	157	191.5%
Total	$4,129	$5,220	$(1,091)	(20.9)%

Net operating income
Stabilized	$11,037	$10,516	$521	5.0%
Non-stabilized	1,041	874	167	19.1%
Total	$12,078	$11,390	$688	6.0%

Occupancy	2013	2012
Stabilized	94.6%	94.2%
Non-stabilized	98.2%	99.2%
Total	94.9%	94.5%

Rentable Square Footage	2013	2012
Stabilized	2,780,780	2,749,718
Non-stabilized	223,192	177,970
Total	3,003,972	2,927,688

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by $204,000 in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. The increase was primarily due to an increase in tenant reimbursements of $134,000 which was attributable to our Dixon Avenue property.  The increase at Dixon Avenue was the result of 90,000 square feet of previously vacant space being leased and additional expiring space that was previously leased as a gross lease renewing as a net lease which allows for the additional collections of expense reimbursements. An increase in rental revenue of $70,000 was realized due to a slight increase in occupancy.
Real estate expenses from stabilized properties increased by $17,000 in the quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Maintenance expenses overall increased by $41,000 primarily due to an increase in snow removal. Other expenses combined decreased by $24,000.
	(in thousands, except percentages)
	Three Months Ended January 31,
	2013	2012	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$3,800	$3,596	$204	5.7%
Non-stabilized	53	0	53	n/	a
Total	$3,853	$3,596	$257	7.1%

Real estate expenses
Stabilized	$1,095	$1,078	$17	1.6%
Non-stabilized	0	0	0	0.0%
Total	$1,095	$1,078	$17	1.6%

Net operating income
Stabilized	$2,705	$2,518	$187	7.4%
Non-stabilized	53	0	53	n/	a
Total	$2,758	$2,518	$240	9.5%

Occupancy	2013	2012
Stabilized	95.8%	94.5%
Non-stabilized	100%	n/a
Total	95.9%	94.5%

Rentable Square Footage	2013	2012
Stabilized	2,935,764	2,943,968
Non-stabilized	27,567	0
Total	2,963,331	2,943,968

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by $367,000 in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012. The primary factor was an increase in tenant reimbursements of $274,000 with the remaining increase of $93,000 being attributable to increased rental revenue. The increased tenant reimbursements resulted from an increase in recoverable expenses. Increased occupancy at our Minot Arrowhead Shopping Center post-flood accounted for $79,000 of the increase in real estate rentals.
Real estate expenses from stabilized properties increased by $262,000, primarily due to an increase in maintenance expense of $203,000; an increase in real estate taxes of $69,000; offset by a decrease in other expenses combined of $10,000. The increase in maintenance expenses was primarily due to more general maintenance items being completed during the quarter and an increase in snow removal.

	(in thousands, except percentages)
	Three Months Ended January 31,
	2013	2012	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$3,766	$3,399	$367	10.8%
Non-stabilized	0	0	0	0.0%
Total	$3,766	$3,399	$367	10.8%

Real estate expenses
Stabilized	$1,408	$1,146	$262	22.9%
Non-stabilized	0	0	0	0.0%
Total	$1,408	$1,146	$262	22.9%

Net operating income
Stabilized	$2,358	$2,253	$105	4.7%
Non-stabilized	0	0	0	0.0%
Total	$2,358	$2,253	$105	4.7%

Occupancy	2013	2012
Stabilized	87.9%	87.5%
Non-stabilized	n/a	n/a
Total	87.9%	87.5%

Rentable Square Footage	2013	2012
Stabilized	1,395,632	1,392,133
Non-stabilized	0	0
Total	1,395,632	1,392,133

Nine Months Ended January 31, 2013 Compared to Nine Months Ended January 31, 2012

All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the nine months ended January 31, 2013 and 2012.
	(in thousands, except percentages)
	Nine Months Ended January 31
	2013	2012	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$176,903	$177,146	$(243)	(0.1)%
Non-stabilized(1)	16,257	2,764	13,493	488.2%
Total	$193,160	$179,910	$13,250	7.4%

Real estate expenses
Stabilized	$71,159	$73,994	$(2,835)	(3.8)%
Non-stabilized(1)	4,861	765	4,096	535.4%
Total	$76,020	$74,759	$1,261	1.7%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized(1)	2,263	0	2,263	n/	a
Total	$2,263	$0	$2,263	n/	a

Net operating income
Stabilized	$105,744	$103,152	$2,592	2.5%
Non-stabilized(1)	13,659	1,999	11,660	583.3%
Total	$119,403	$105,151	$14,252	13.6%
Depreciation/amortization	(49,028)	(44,865)
Administrative, advisory and trustee services	(6,402)	(5,944)
Other expenses	(1,496)	(1,509)
Interest expense	(48,448)	(48,389)
Interest and other income	600	645
Income from continuing operations	14,629	5,089
Income from discontinued operations(2)	3,530	496
Net income	$18,159	$5,585

(1)	See list of non-stabilized properties on page 31 of the MD&A.
(2)	See list of discontinued operations on page 31 of the MD&A.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $2.3 million in the nine months ended January 31, 2013 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided for the ability to raise rents, and accordingly $1.8 million of this increase was due to rental rate increases. The remainder of the real estate revenue increase is attributable to a decrease of $360,000 in allowances and concessions and an increase of $168,000 in other fee revenue items.
Real estate expenses at stabilized properties decreased by $255,000 in the nine months ended January 31, 2013 compared to the same period in the prior fiscal year. Real estate taxes increased by $270,000; insurance expense increased by $215,000 and utilities and maintenance expenses combined increased by $42,000.  These increases in expenses were offset by a decrease in property management expenses of $782,000 for a net decrease in overall expenses of $255,000. The decreases in property management expenses were primarily due to overall efficiencies and cost savings due to internalization of in-house property management.

In the second quarter of fiscal year 2013, the Company received insurance proceeds for the Chateau Apartments fire loss that exceeded the estimated basis in the assets requiring replacement, resulting in recognition of $2.3 million in gain from involuntary conversion. Detail on the gain from involuntary conversion is provided in Note 2.

	(in thousands, except percentages)
	Nine Months Ended January 31,
	2013	2012	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$54,480	$52,147	$2,333	4.5%
Non-stabilized	12,901	1,294	11,607	897.0%
Total	$67,381	$53,441	$13,940	26.1%

Real estate expenses
Stabilized	$24,275	$24,530	$(255)	(1.0)%
Non-stabilized	4,371	594	3,777	635.9%
Total	$28,646	$25,124	$3,522	14.0%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized	2,263	0	2,263	n/	a
Total	$2,263	$0	$2,263	n/	a

Net operating income
Stabilized	$30,205	$27,617	$2,588	9.4%
Non-stabilized	10,793	700	10,093	1441.9%
Total	$40,998	$28,317	$12,681	44.8%

Occupancy	2013	2012
Stabilized	94.0%	93.9%
Non-stabilized	91.4%	74.5%
Total	93.6%	93.2%

Number of Units	2013	2012
Stabilized	8,327	8,333
Non-stabilized	1,597	321
Total	9,924	8,654

Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by $1.4 million in the nine months ended January 31, 2013 compared to the same period from the prior fiscal year. Real estate rentals increased by $635,000 and tenant reimbursements increased by $747,000 due to a slight increase in occupancy and increased recoverable operating expenses.
Real estate expenses at stabilized properties increased by 6.2%, or $1.6 million in the nine months ended January 31, 2013 compared to the same period from the prior fiscal year. The increase was primarily due to an increase in real estate taxes of $478,000; an increase in property management expense of $842,000 and an increase of $310,000 in other expense items. The increase in property management expenses is attributable to recoverable allocations of internal management fees as compared to prior periods.

	(in thousands, except percentages)
	Nine Months Ended January 31,
	2013	2012	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$57,105	$55,723	$1,382	2.5%
Non-stabilized	0	0	0	0.0%
Total	$57,105	$55,723	$1,382	2.5%

Real estate expenses
Stabilized	$28,081	$26,451	$1,630	6.2%
Non-stabilized	0	0	0	0.0%
Total	$28,081	$26,451	$1,630	6.2%

Net operating income
Stabilized	$29,024	$29,272	$(248)	(0.8)%
Non-stabilized	0	0	0	0.0%
Total	$29,024	$29,272	$(248)	(0.8)%

Occupancy	2013	2012
Stabilized	78.4%	77.9%
Non-stabilized	n/a	n/a
Total	78.4%	77.9%

Rentable Square Footage	2013	2012
Stabilized	5,062,048	5,061,212
Non-stabilized	0	0
Total	5,062,048	5,061,212

Commercial Medical
Real estate revenue from stabilized properties in our commercial medical segment decreased by $5.1 million in the nine months ended January 31, 2013 compared to the same period from the prior fiscal year.  The decrease was primarily due to the reduction in revenue of $5.2 million at our Wyoming senior living facilities and a reduction of $528,000 in rental revenue at our Sartell, Minnesota property caused by slightly lower occupancy.  These reductions in revenue were offset by an increase in percentage rent revenue of $476,000 and an increase in tenant reimbursements of $225,000.  The revenue reduction at our Wyoming senior living facilities (which is offset by a $5.0 million reduction in real estate expenses outlined below) is the result of the restructuring of the Company's assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold its wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expense category of the Company's statements. The increase in percentage rent revenue is attributable to our Edgewood Vista senior living facilities.
Real estate expenses from stabilized properties decreased by $4.6 million in the nine months ended January 31, 2013 compared to the same period in the prior fiscal year. A decrease of $5.0 million was the result of the portfolio restructuring discussed above.  Other real estate expenses combined increased by $339,000.

	(in thousands, except percentages)
	Nine Months Ended January 31,
	2013	2012	$ Change	% Change
Commercial Medical

Real estate revenue
Stabilized	$43,748	$48,829	$(5,081)	(10.4)%
Non-stabilized	3,303	1,470	1,833	124.7%
Total	$47,051	$50,299	$(3,248)	(6.5)%

Real estate expenses
Stabilized	$11,905	$16,538	$(4,633)	(28.0)%
Non-stabilized	490	171	319	186.6%
Total	$12,395	$16,709	$(4,314)	(25.8)%

Net operating income
Stabilized	$31,843	$32,291	$(448)	(1.4)%
Non-stabilized	2,813	1,299	1,514	116.6%
Total	$34,656	$33,590	$1,066	3.2%

Occupancy	2013	2012
Stabilized	94.6%	94.2%
Non-stabilized	98.2%	99.2%
Total	94.9%	94.5%

Rentable Square Footage	2013	2012
Stabilized	2,780,780	2,749,718
Non-stabilized	223,192	177,970
Total	3,003,972	2,927,688

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by $240,000 in the nine months ended January 31, 2013 compared to the same period in the prior fiscal year. The increase was primarily due to an increase in tenant reimbursements of $233,000 which was attributable to our Dixon Avenue property.  The increase at Dixon Avenue was the result of 90,000 square feet of previously vacant space being leased and additional expiring space that was previously leased as a gross lease renewing as a net lease which allows for the additional collections of expense reimbursements.  An increase in rental revenue of $60,000 was realized due to a slight increase in occupancy while other revenue items decreased by $53,000.
Real estate expenses from stabilized properties decreased by $128,000 in the nine months ended January 31, 2013 compared to the same period in the prior fiscal year.  The decrease was primarily due to a decrease in real estate taxes of $108,000.  All other expense combined decreased by $20,000.

	(in thousands, except percentages)
	Nine Months Ended January 31,
	2013	2012	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$10,837	$10,597	$240	2.3%
Non-stabilized	53	0	53	n/	a
Total	$10,890	$10,597	$293	2.8%

Real estate expenses
Stabilized	$3,050	$3,178	$(128)	(4.0)%
Non-stabilized	0	0	0	0.0%
Total	$3,050	$3,178	$(128)	(4.0)%

Net operating income
Stabilized	$7,787	$7,419	$368	5.0%
Non-stabilized	53	0	53	n/	a
Total	$7,840	$7,419	$421	5.7%

Occupancy	2013	2012
Stabilized	95.8%	94.5%
Non-stabilized	100%	n/a
Total	95.9%	94.5%

Rentable Square Footage	2013	2012
Stabilized	2,935,764	2,943,968
Non-stabilized	27,567	0
Total	2,963,331	2,943,968

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by $883,000 in the nine months ended January 31, 2013 compared to the same period of the prior fiscal year. The increase was due primarily to a $535,000 increase in real estate rentals with the remaining increase of $348,000 being attributable to tenant reimbursements. Increased occupancy at our Minot Arrowhead Shopping Center post-flood accounted for $425,000 of the increase in real estate rentals.
Real estate expenses from stabilized properties increased by $551,000, primarily due to an increase in maintenance expense of $353,000; an increase in real estate taxes of $132,000 and an increase in other expenses combined of $66,000. The increase in maintenance expenses was primarily due to more general maintenance items being completed and an increase in snow removal.

	(in thousands, except percentages)
	Nine Months Ended January 31,
	2013	2012	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$10,733	$9,850	$883	9.0%
Non-stabilized	0	0	0	0.0%
Total	$10,733	$9,850	$883	9.0%

Real estate expenses
Stabilized	$3,848	$3,297	$551	16.7%
Non-stabilized	0	0	0	0.0%
Total	$3,848	$3,297	$551	16.7%

Net operating income
Stabilized	$6,885	$6,553	$332	5.1%
Non-stabilized	0	0	0	0.0%
Total	$6,885	$6,553	$332	5.1%

Occupancy	2013	2012
Stabilized	87.9%	87.5%
Non-stabilized	n/a	n/a
Total	87.9%	87.5%

Rentable Square Footage	2013	2012
Stabilized	1,395,632	1,392,133
Non-stabilized	0	0
Total	1,395,632	1,392,133

CREDIT RISK
The following table lists our top ten commercial tenants on January 31, 2013, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of January 1, 2013.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 13.1% of our total commercial segments' minimum rents as of January 1, 2013, and they accounted for approximately 7.8% of our total real estate rentals as of January 1, 2013.
Lessee	% of Total Commercial Segments' Minimum Rents as of January 1, 2013
Affiliates of Edgewood Vista	13.1%
St. Luke's Hospital of Duluth, Inc.	3.4%
Fairview Health Services	3.3%
Applied Underwriters	2.2%
HealthEast Care System	1.6%
Affiliates of Siemens USA (NYSE: SI)	1.3%
Nebraska Orthopaedic Hospital	1.3%
Arcadis Corporate Services, Inc.	1.2%
Microsoft (NASDAQ: MSFT)	1.2%
State of Idaho Department of Health and Welfare	1.1%
All Others	70.3%
Total Monthly Commercial Rent as of January 1, 2013	100.0%
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the third quarter of fiscal year 2013, the Company closed on its acquisitions of:
•
two parcels of vacant land in Rochester, Minnesota, acquired for possible future development, of approximately 20.1 acres and 3.8 acres, respectively, for purchase prices of $775,000 and $275,000, paid in cash;

•
an approximately 48.4 acre parcel of vacant land in Grand Forks, North Dakota, acquired for possible future development, for  a purchase price of approximately $4.3 million, of which approximately $2.3 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $2.0 million;

•
an approximately 51% interest in a joint venture entity currently constructing the Southgate Apartments project in Minot, North Dakota, which project is expected to be completed in two phases, with a total of approximately 341 units, for a currently-estimated total cost of $52.2 million; and

•
a parcel of vacant land in Minot, North Dakota, acquired for possible future development for a purchase price of approximately $1.9 million; the approximately 2.2 acre parcel is adjacent to the Southgate multi-family residential project currently under development.

During the third quarter of fiscal year 2013, the Company placed in service an additional 29 assisted living units, and completed the conversion of 16 existing units to memory care units, at the Company's Spring Wind senior housing facility in Laramie Wyoming; completed an approximately 45,000 square foot medical office building in Jamestown, North Dakota; and completed an approximately 28,000 square foot industrial building in Minot, North Dakota.
During the third quarter of fiscal year 2013, the Company sold a multi-family residential property in Fargo, North Dakota, for a sale price of approximately $2.0 million. Mortgage debt in the amount of approximately $1.2 million was assumed by the buyer.
See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company's acquisitions and dispositions during the nine month periods ended January 31, 2013 and 2012.

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
FFO applicable to common shares and Units for the three and nine months ended January 31, 2013 increased to $18.5 million compared to $17.2 million, and $56.8 million compared to $48.2 million for the comparable periods ended January 31, 2012, an increase of 7.5% and 17.8%, respectively.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS
	(in thousands, except per share amounts)
Three Months Ended January 31,	2013			2012
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$5,324			$2,127
Less dividends to preferred shareholders	(2,879)			(593)
Net income available to common shareholders	2,445	93,794	$0.03	1,534	84,339	$0.02
Adjustments:
Noncontrolling interest – Operating Partnership	556	21,413		351	19,596
Depreciation and amortization(1)	16,263			15,179
Impairment of real estate investments	0			135
Gain on depreciable property sales	(772)			0
Funds from operations applicable to common shares and Units	$18,492	115,207	$0.16	$17,199	103,935	$0.16

	(in thousands, except per share amounts)
Nine Months Ended January 31,	2013			2012
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$15,515			$4,833
Less dividends to preferred shareholders	(6,350)			(1,779)
Net income available to common shareholders	9,165	92,260	$0.10	3,054	82,424	$0.04
Adjustments:
Noncontrolling interest – Operating Partnership	2,097	21,098		723	19,752
Depreciation and amortization(4)	48,971			44,892
Impairment of real estate investments	0			135
Gain on depreciable property sales	(3,452)			(589)
Funds from operations applicable to common shares and Units	$56,781	113,358	$0.50	$48,215	102,176	$0.47
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $16,300 and $15,183, and depreciation/amortization from Discontinued Operations of $0 and $79, less corporate-related depreciation and amortization on office equipment and other assets of $37 and $83, for the three months ended January 31, 2013 and 2012, respectively.
(2)	UPREIT Units of the Operating Partnership are exchangeable for cash, or, at the Company's discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $49,028 and $44,865, and depreciation/amortization from Discontinued Operations of $114 and $248, less corporate-related depreciation and amortization on office equipment and other assets of $171 and $221, for the nine months ended January 31, 2013 and 2012, respectively.

DISTRIBUTIONS
The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2013 and 2012:
Month	Fiscal Year 2013	Fiscal Year 2012
July	$.1300	$.1715
October	.1300	.1300
January	.1300	.1300

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
SOURCES AND USES OF CASH
While the economy continues to recover and credit markets are stable, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our maturing debt, but we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and accordingly we are cautious regarding our ability in the remainder of fiscal year 2013 to rely on cash-out refinancing at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals such as the Federal Housing Finance Agency's proposal released in February 2012, to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties.  As we have previously noted, we consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of January 31, 2013, approximately 82.9%, or $2.9 million, of our mortgage debt maturing in the fourth quarter of fiscal year 2013 and first quarter of fiscal year 2014 is debt placed on multi-family residential assets, and approximately 17.1%, or approximately $618,000, is debt placed on properties in our four commercial segments. Of this $3.5 million, approximately $2.9 million will be extended for one year, as allowed by the mortgage agreement, and will mature in the fourth quarter of fiscal year 2014. As of January 31, 2013, approximately 63.5%, or $16.9 million, of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 36.5%, or $9.7 million, is debt placed on properties in our four commercial segments.
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of January 31, 2013, lending commitments of $60.0 million.  As of January 31, 2013, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of January 31, 2013 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank;

United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of January 31, 2013, the Company had borrowed $10.0 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2013, the Company believes it is in compliance with the facility covenants.
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2013, the Company's compensating balances totaled $8.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000, and American National Bank, Omaha, Nebraska, deposit of $400,000.
The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the three months ended January 31, 2013, approximately 228,000 Units, valued at issuance at $2.0 million were issued in connection with the Company's acquisition of property. During the nine months ended January 31, 2013, 1.4 million Units, valued at issuance at $10.1 million were issued in connection with the Company's acquisition of property. In the three months ended January 31, 2012, approximately 62,000 Units, valued at issuance at approximately $495,000, were issued in connection with the Company's acquisition of property.  During the nine months ended January 31, 2012, approximately 288,000 Units, valued at issuance at $2.5 million, were issued in connection with the Company's acquisition of property.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. There were no waivers issued during the three months ended January 31, 2013. During the nine months ended January 31, 2013, the Company issued approximately 755,000 shares at an average price of $7.94 per share pursuant to such waivers, for total net proceeds to the Company of $6.0 million. During the three and nine months ended January 31, 2013, respectively, the Company issued a total of 1.2 million common shares and 4.3 million common shares under its DRIP through reinvestments and voluntary cash contributions (including those pursuant to waivers), with a total value of $9.7 million and $34.1 million. During the three and nine months ended January 31, 2012, respectively, the Company issued a total of 2.3 million common shares and 4.0 million common shares under its DRIP through reinvestments and voluntary cash contributions (including those pursuant to waivers), with a total value of $16.5 million and $28.8 million.
Cash and cash equivalents on January 31, 2013 totaled $62.3 million, compared to $35.5 million on January 31, 2012, an increase of approximately $26.8 million. Net cash provided by operating activities for the nine months ended January 31, 2013 increased by approximately $10.8 million, primarily due to an increase in net income, compared to the nine months ended January 31, 2012.  Net cash used by investing activities increased by $7.0 million for the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012, primarily due to a decrease in disbursements of lender holdbacks for improvements. Net cash provided by financing activities was $63.0 million for the nine months ended January 31, 2012, compared to $38.9 million in the comparable period of the prior year. The increase in funds provided by financing activity was primarily due to proceeds from a public offering of preferred shares, net of an increase in principal payments on mortgages payable, a decrease in mortgage proceeds and the pay down of the Company's line of credit in the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012.

FINANCIAL CONDITION
Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased by $7.1 million as of January 31, 2013, compared to April 30, 2012, due to principal payments and loans that were paid off. As of January 31, 2013, approximately 96.4% of the Company's $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of January 31, 2013, the weighted average rate of interest on the Company's mortgage debt was 5.65%, compared to 5.78% on April 30, 2012.
Property Owned. Property owned increased to $2.0 billion at January 31, 2013 from $1.9 billion at April 30, 2012. During the nine months ended January 31, 2013, the Company acquired eleven additional investment properties, placed five construction projects in service and disposed of four properties and four condominium units, as described above in the "Property Acquisitions and Dispositions" subsection of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2013 were $62.3 million, compared to $40.0 million on April 30, 2012.
Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $638,000 and $634,000 on January 31, 2013 and on April 30, 2012, respectively.
Operating Partnership Units. Outstanding units in the Operating Partnership increased to 21.5 million Units at January 31, 2013 compared to 20.3 million Units outstanding at April 30, 2012. The increase resulted primarily from the issuance of Units in exchange for property, net of the conversion of Units to common shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2013 totaled 94.4 million, compared to 89.5 million outstanding on April 30, 2012. During the nine months ended January 31, 2013, IRET issued approximately 300,000 common shares under its continuous equity offering program for total proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of approximately 4.3 million common shares issued during the nine months ended January 31, 2013, for a total value of $34.1 million. Conversions of approximately 203,000 UPREIT Units to common shares, for a total of approximately $846,000 in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the nine months ended January 31, 2013.
On August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B preferred shares") at a price of $25.00 per share for net proceeds of $111.4 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company's option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115.0 million liquidation preference in the aggregate). The Company contributed the net proceeds from the sale to the Operating Partnership in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.
Variable interest rates. Because approximately 96.4% and 98.5% of our debt, as of January 31, 2013 and April 30, 2012, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the third quarter of fiscal year 2013 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2013, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:
	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total	Fair Value
Fixed Rate	$9,792	$63,243	$95,380	$91,664	$197,359	$547,129	$1,004,567	$1,111,000
Average Fixed Interest Rate(1)	5.66%	5.58%	5.47%	5.39%	4.90%
Variable Rate	$217	$1,281	$17,506	$557	$588	$16,907	$37,056	$37,056
Average Variable Interest Rate(1)	4.61%	4.76%	5.14%	4.86%	4.83%
							$1,041,623	$1,148,056

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
Fixed Rate	$14,206	$55,533	$50,983	$45,075	$36,447	$89,879	$292,123
Variable Rate	427	1,755	1,172	877	845	645	5,721
							$297,844

(1)	Interest rate given is for the entire year.
The weighted average interest rate on our fixed rate and variable rate debt as of January 31, 2013, was 5.65%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $37.1 million of variable rate indebtedness would increase our annual interest expense by approximately $371,000.
ITEM 4. CONTROLS AND PROCEDURES
IRET's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: March 12, 2013

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.