Form 10-K
period 2013-04-30
INVESTORS REAL ESTATE TRUST
filed 2013-07-01
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013
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
Common Shares of Beneficial Interest (no par value) - New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (no par value) -
New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (no par value) -
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None
________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑	Yes	☐	No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
☐	Yes	☑	No
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑	Yes	☐	No

2013 Annual Report

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
☑	Yes	☐	No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting Company
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☑	No
The aggregate market value of the Registrant's outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of October 31, 2012 was $770,620,552 based on the last reported sale price on the NASDAQ Global Select Market on October 31, 2012. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of June 10, 2013, was 102,034,523.
References in this Annual Report on Form 10-K to the "Company," "IRET," "we," "us," or "our" include consolidated subsidiaries, unless the context indicates otherwise.
Documents Incorporated by Reference: Portions of IRET's definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be held on September 17, 2013 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2013 Annual Report

INVESTORS REAL ESTATE TRUST

2013 Annual Report

Special Note Regarding Forward Looking Statements
Certain statements included in this Annual Report on Form 10-K and the documents incorporated into this document by reference are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include statements about our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long term growth; and other statements preceded by, followed by or otherwise including words such as "believe," "expect," "intend," "project," "plan," "anticipate," "potential," "may," "designed," "estimate," "should," "continue" and other similar expressions. These statements indicate that we have used assumptions that are subject to a number of risks and uncertainties that could cause our actual results or performance to differ materially from those projected.
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
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission ("SEC").
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

2013 Annual Report

PART I
Item 1. Business
Overview
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised equity Real Estate Investment Trust ("REIT") organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations through our operating partnership, IRET Properties, a North Dakota Limited Partnership ("IRET Properties" or the "Operating Partnership"). Our investments consist of multi-family residential properties and commercial office, commercial healthcare, commercial industrial and commercial retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the fiscal year ended April 30, 2013, our real estate investments in these two states accounted for 69.5% of our total gross revenue. Our principal executive office is located in Minot, North Dakota. We also have corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota and South Dakota.
We seek to diversify our investments among multi-family residential, commercial office, commercial healthcare, commercial industrial and commercial retail properties. As of April 30, 2013, our real estate portfolio consisted of:
•	87 multi-family residential properties containing 10,280 apartment units and having a total real estate investment amount net of accumulated depreciation of $519.3 million;
•	67 commercial office properties containing approximately 5.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $475.5 million;
•	65 commercial healthcare properties (including senior housing) containing approximately 3.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $410.3 million;
•	20 commercial industrial properties containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $102.1 million; and
•	30 commercial retail properties containing approximately 1.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $105.3 million.
Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2013, no individual tenant accounted for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 13.2% of our total commercial segments' minimum rents.
Structure
We were organized as a REIT under the laws of North Dakota on July 31, 1970.
Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted our daily business operations primarily through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2013, IRET, Inc. owned an 82.4% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

2013 Annual Report

Investment Strategy and Policies
Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties.
We generally use available cash or short-term floating rate debt to acquire real estate. We then replace such cash or short-term floating rate debt with fixed-rate secured debt. In appropriate circumstances, we also may acquire one or more properties in exchange for our common shares of beneficial interest ("common shares") or for limited partnership units of IRET Properties ("limited partnership units" or "UPREIT Units"), which are convertible, after the expiration of a minimum holding period of one year, into cash or, at our sole discretion, into our common shares on a one-to-one basis.
Our investment strategy is to invest in multi-family residential properties, and in commercial office, commercial healthcare, commercial industrial and commercial retail properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming.
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
Investments in real estate or interests in real estate. We currently own multi-family residential properties and/or commercial properties in 12 states. We may invest in real estate, or interests in real estate, located anywhere in the United States; however, we currently plan to focus our investments in those states in which we already have property, with specific concentration in Minnesota, North Dakota, Nebraska, Iowa, Colorado, Montana, South Dakota, and Kansas. Similarly, we may invest in any type of real estate or interest in real estate including, but not limited to, office buildings, apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. Under our Third Restated Trustees' Regulations (Bylaws), however, we may not invest more than 10.0% of our total assets in unimproved real estate, excluding property being developed or property where development will be commenced within one year.
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
Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property's appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders. As of April 30, 2013 and 2012, we had no junior mortgages outstanding. We had no investments in real estate mortgages at April 30, 2013 and 2012.

2013 Annual Report

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.
Policies With Respect to Certain of Our Activities
Our current policies as they pertain to certain of our activities are described as follows:
Distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our general policy has been to make cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. Distributions to our common shareholders and unitholders in fiscal years 2013 and 2012 totaled approximately 75.4% and 86.4%, respectively, on a per share and unit basis of our funds from operations.
Issuing senior securities. On April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series A preferred shares"), and on August 7, 2012 we issued 4,600,000 shares of 7.95% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B preferred shares"). Depending on future interest rate and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.
Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with generally accepted accounting principles ("GAAP"), "Net Assets" means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2013, our ratio of total indebtedness to total real estate investments was 64.1% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 91.0%.
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
Our declaration of trust, as amended (our "Declaration of Trust"), does not contain any restrictions on our ability to offer limited partnership units of IRET Properties in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees. This policy may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders. For the three most recent fiscal years ended April 30, we have issued the following limited partnership units of IRET Properties in exchange for properties:
	(in thousands)
	2013	2012	2011
Limited partnership units issued	1,620	1,024	555
Value at issuance, net of issue costs	$12,632	$8,055	$4,996
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

2013 Annual Report

During fiscal year 2013, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units, except for the redemption of a nominal amount of fractional common shares held by shareholders.
To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. We had no investments in real estate mortgages at April 30, 2013 and 2012.
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
Information about Segments
We currently operate in five reportable real estate segments: multi-family residential; commercial office; commercial healthcare, including senior housing (formerly referred to as the commercial medical segment; the composition of this segment has not changed from prior periods); commercial industrial and commercial retail. For further information on these segments and other related information, see Note 11 of our consolidated financial statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.
Executive Officers of the Company
Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2013.
Name	Age	Title
Timothy P. Mihalick	54	President and Chief Executive Officer
Thomas A. Wentz, Jr.	47	Executive Vice President and Chief Operating Officer
Diane K. Bryantt	49	Executive Vice President and Chief Financial Officer
Michael A. Bosh	42	Executive Vice President and General Counsel
Mark W. Reiling	55	Executive Vice President of Asset Management
Charles A. Greenberg	54	Senior Vice President, Commercial Asset Management
Ted E. Holmes	42	Senior Vice President, Finance
Andrew Martin	40	Senior Vice President, Residential Property Management
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

2013 Annual Report

1992 and from Washington & Lee University School of Law in 1995. Mr. Bosh is a member of the American Bar Association and the North Dakota Bar Association.
Mark W. Reiling joined IRET in June 2012 as Executive Vice President of Asset Management.  Mr. Reiling holds a Bachelor's degree in Business Administration (Finance) from the University of Notre Dame and has over 30 years of commercial real estate experience.  He was associated with the Towle Real Estate Company and its successors (now Cassidy Turley) for 29 years, 17 as president and 9 as the owner, providing appraisal, brokerage, consulting, mortgage banking and property management services.  During the same time, as owner of Towle Properties, Inc., he acquired and developed real estate properties and provided third party asset management services.  Previously, he was a senior account officer with Citicorp Real Estate, Inc.  Mr. Reiling holds the CRE designation from the Counselors of Real Estate and the SIOR designation from the Society of Industrial and Office Realtors. He is a director of Sunrise Banks.
Charles A. Greenberg joined IRET in August 2005 as Director of Commercial Asset Management, and was named Senior Vice President, Commercial Asset Management in November 2008. He is a graduate of the University of Wisconsin-Madison and has over 27 years of experience in both asset and property management of institutional-grade real estate investments. From 1989 to 2005, Mr. Greenberg was General Manager at Northco Corporation, a Minneapolis-based real estate investment firm.
Ted E. Holmes joined us in 2009 as Vice President of Finance, and was promoted to Senior Vice President of Finance in December 2010.  Mr. Holmes has over 18 years of experience in the finance industry, including the placement of debt and equity as a commercial and multi-family mortgage banker. From 1994 to 2002 Mr. Holmes was an Analyst and Assistant Vice President with Towle Financial Services/Midwest, a privately held mortgage banking company in Minneapolis, and he served as Director with Wells Fargo Bank, NA from 2003 to 2009. He holds a Bachelor of Arts degree in Economics from St. Cloud State University and is a licensed Minnesota Broker.
Andrew Martin joined IRET in December 2009 to lead the Company's Residential Property Management division. In May 2011 Mr. Martin was promoted to Senior Vice President of Residential Property Management.   He has over 18 years of experience in the commercial and multi-family property management industry.  Prior to his employment with IRET, Mr. Martin was a partner with INH Companies, a property management firm based in St. Cloud, Minnesota, and also worked in Minneapolis, Minnesota for United Properties as a regional property manager.  Mr. Martin holds a bachelor's degree in Real Estate and a Master's degree in Business Administration from St. Cloud State University, and has earned the designation of Certified Property Manager from the Institute of Real Estate Management.
Employees
As of April 30, 2013, we had 422 employees, of whom 353 were full-time and 69 part-time employees. Of these 422 employees, 60 are corporate staff in our Minot, North Dakota and Minneapolis, Minnesota offices, and 362 are property management employees based at our properties or in local property management offices.
Environmental Matters and Government Regulation
Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the current owner was responsible for, or even knew of, the presence of such substances. It is generally our policy to obtain from independent environmental consultants a "Phase I" environmental audit (which involves visual inspection but not soil or groundwater analysis) on all properties that we seek to acquire. We do not believe that any of our properties are subject to any material environmental contamination. However, no assurances can be given that:
•	a prior owner, operator or occupant of the properties we own or the properties we intend to acquire did not create a material environmental condition not known to us, which might have been revealed by more in-depth study of the properties; and

2013 Annual Report

•	future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability upon us.
In addition to laws and regulations relating to the protection of the environment, many other laws and governmental regulations are applicable to our properties, and changes in the laws and regulations, or in their interpretation by agencies and the courts, occur frequently. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. In addition, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1990, to be accessible to the handicapped. Non-compliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants. We believe that those of our properties to which the ADA and/or FHAA apply are substantially in compliance with present ADA and FHAA requirements.
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
Corporate Governance
Our Board of Trustees has adopted various policies and initiatives to strengthen the Company's corporate governance and increase the transparency of financial reporting.  Each of the committees of the Board of Trustees operates under written charters, and the Company's independent trustees meet regularly in executive sessions at which only the independent trustees are present.  The Board of Trustees has also adopted a Code of Conduct applicable to trustees, officers and employees, and a Code of Ethics for Senior Financial Officers, and has established processes for shareholder communications with the Board of Trustees.
Additionally, the Company's Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by Company employees of concerns regarding accounting or auditing matters. The Audit Committee also maintains a policy requiring Audit Committee approval of all audit and non-audit services provided to the Company by the Company's independent registered public accounting firm.
The Company will disclose any amendment to its Code of Ethics for Senior Financial officers on its website. In the event the Company waives compliance by any of its trustees or officers subject to the Code of Ethics or Code of Conduct, the Company will disclose such waiver in a Form 8-K filed within four business days.
Website and Available Information
Our internet address is www.iret.com. We make available, free of charge, through the "SEC filings" tab under the Investors/Financial Reporting section of our website, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Current copies of our Code of Conduct, Code of Ethics for Senior Financial Officers, and Charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Trustees are also available on our website under the heading "Corporate Governance" in the Investors/Corporate Overview section of

2013 Annual Report

our website. Copies of these documents are also available to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our internet website does not constitute part of this Annual Report on Form 10-K.
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
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.  We depend on the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) for financing for the majority of our multi-family residential properties.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States. In September 2008 Fannie Mae and Freddie Mac were placed in federal conservatorship. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. It is unclear how future legislation may impact Fannie Mae and Freddie Mac's involvement in multi-family residential financing.  The scope and nature of the actions that the U.S. Government may undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. It is possible that each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the multi-family residential mortgage market.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the credit available for financing multi-family residential properties. The loss or reduction of this important source of credit would be likely to result in higher loan costs for us, and could result in inability to borrow or refinance maturing debt, all of which could materially adversely affect our business, operations and financial condition.

2013 Annual Report

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
Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2013, we received approximately 69.5% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.
If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.
We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2013, approximately 1.4 million square feet, or 11.6% of our total commercial property square footage, was vacant. Approximately 551 of our 10,280 apartment units, or 5.4%, were vacant. As of April 30, 2013, leases covering approximately 14.4% of our total commercial segments net rentable square footage will expire in fiscal year 2014, 10.0% in fiscal year 2015, 13.8% in fiscal year 2016, 11.6% in fiscal year 2017, and 5.7% in fiscal year 2018, assuming that none of the tenants exercise future renewal options, and excluding the effect of early renewals completed on existing leases.

2013 Annual Report

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
Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels. Many factors affect the value of our equity securities and our ability to make or maintain at current levels distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which in recent years have negatively affected substantially all businesses, including ours. Demand for office, industrial, and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities.  Declining rental revenues from our properties due to persistent negative economic conditions may have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.  In fiscal years 2013 and 2012, distributions to our common shareholders and unitholders of the Operating Partnership in cash and common shares pursuant to our Distribution Reinvestment and Share Purchase Plan (DRIP) totaled approximately 76.2% and 88.7%, respectively, of our net cash provided by operating activities.
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

2013 Annual Report

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
High leverage on our overall portfolio may result in losses. As of April 30, 2013, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, "Net Assets" means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 91.0%. As of April 30, 2012 and 2011, our percentage of total indebtedness to total Net Assets was approximately 117.2% and 117.9%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $2.5 billion. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our Board of Trustees and disclosed to the holders of our securities in the next quarterly report, along with justification for any excess.
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

2013 Annual Report

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
As of April 30, 2013, approximately 6.2% of our mortgage debt is due for repayment in fiscal year 2014. As of April 30, 2013, we had approximately $64.9 million of principal payments and approximately $57.2 million of interest payments due in fiscal year 2014 on fixed and variable-rate mortgages secured by our real estate. Additionally, as of April 30, 2013, we had $10.0 million outstanding under our $60.0 million multi-bank line of credit, which has a maturity date of August 12, 2014.
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
As of April 30, 2013, $26.2 million, or approximately 2.5%, of the principal amount of our total mortgage indebtedness was subject to variable interest rate agreements. Additionally, our $60.0 million multi-bank line of credit bears interest at a rate of 1.25% over the Wall Street Journal Prime Rate, with a floor of 5.15% and a cap of 8.65%. If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.
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
We have significant investments in commercial healthcare properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty healthcare properties (including senior housing) and may acquire more in the future. As of April 30, 2013, our real estate portfolio consisted of 65 commercial healthcare properties, with a total real estate investment amount, net of accumulated depreciation, of $410.3 million, or approximately 25.4% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio. The healthcare industry continues to experience: changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial

2013 Annual Report

competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our commercial healthcare property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants.  These factors may adversely affect the economic performance of some or all of our commercial healthcare services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.
New federal healthcare reform laws may adversely affect the operators and tenants of our commercial healthcare (including senior housing) properties.  In March 2010, the President signed into law The Patient Protection and Affordable Care Act ("PPACA") and The Health Care and Education and Reconciliation Act of 2010 (the "Reconciliation Act"), which amends the PPACA (collectively, the "Health Reform Acts").  The Health Reform Acts contain various provisions that may affect us directly as an employer, and that may affect the operators and tenants of commercial healthcare (including senior housing) properties.  While some of the provisions of these laws may have a positive impact on operators' or tenants' revenues, by increasing coverage of uninsured individuals, other provisions may have a negative effect on operator or tenant reimbursements, for example by changing the "market basket" adjustments for certain types of healthcare facilities.  The Health Reform Acts also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants in the event of one or more violations of complex federal healthcare laws.  Additionally, provisions in the Health Reform Acts may affect the health coverage that we and our operators and tenants provide to our respective employees.  We currently cannot predict the impact that this far-reaching, landmark legislation will have on our business and the businesses and operations of our tenants. Any loss of revenues and/or additional expenditures incurred by us or by operators and tenants of our properties as a result of the Health Reform Acts could adversely affect our cash flow and results of operations and have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.
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
Complying with laws benefiting disabled persons or other safety regulations and requirements may affect our costs and investment strategies. Federal, state and local laws and regulations designed to improve disabled persons' access to and use of buildings, including the Americans with Disabilities Act of 1990, may require modifications to, or restrict renovations of, existing buildings. Additionally, these laws and regulations may require that structural features be added to buildings under construction.  Legislation or regulations that may be adopted in the future may impose further burdens or restrictions on us with respect to improved access to, and use of these buildings by, disabled persons. Noncompliance could result in the imposition of fines by government authorities or the award of damages to private litigants.  The costs of complying with these laws and regulations may be substantial, and limits or restrictions on construction, or the completion of required renovations, may limit the implementation of our investment strategy or reduce overall returns on our investments. This could have an adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt.  Our properties are also subject to various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If we fail to comply with these requirements, we could incur fines or private damage awards.  Additionally, in the event that existing requirements change, compliance with future requirements may require significant unanticipated expenditures that may adversely affect our cash flow and results of operations.

2013 Annual Report

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
Environmental laws also govern the presence, maintenance and removal of asbestos, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos; notify and train those who may come into contact with asbestos; and undertake special precautions if asbestos would be disturbed during renovation or demolition of a building.  Indoor air quality issues may also necessitate special investigation and remediation.  These air quality issues can result from inadequate ventilation, chemical contaminants from indoor or outdoor sources, or biological contaminants such as molds, pollen, viruses and bacteria.  Such asbestos or air quality remediation programs could be costly, necessitate the temporary relocation of some or all of the property's tenants or require rehabilitation of an affected property.
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
If the level of drilling and production in the Bakken Shale Formation declines substantially near our North Dakota real estate assets, our physical occupancy levels and revenues could decline. We have significant existing real estate assets in our home market of North Dakota, and we are committing additional resources to the development of multi-family residential and commercial real estate in North Dakota in a response to unprecedented demand for office and residential space resulting from the development of the Bakken Shale Formation. We believe that our ability to maintain or increase physical occupancy levels and rental revenues at our commercial and multi-family residential properties in North Dakota will be significantly affected by the level of drilling and production by third parties in the Bakken Shale Formation.  Drilling and production are impacted by factors beyond our control, including:  the demand for and prices of crude oil and natural gas; environmental regulation and enforcement; producers' finding and development costs of reserves; producers' desire and ability to obtain necessary permits in a timely and economic manner; oil and natural gas field characteristics and production performance; and transportation and capacity constraints on natural gas, crude oil and natural gas liquids pipelines from the producing areas. Oil field activity could decline precipitously and substantially in North Dakota as a result of any or all of these

2013 Annual Report

factors, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest, and our ability to pay amounts due on our debt.
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
Risks related to joint ventures may adversely affect our financial performance and results of operations. We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility:  that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner's interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.
Risks Related to Our Structure and Organization
We may incur tax liabilities as a consequence of failing to qualify as a REIT. Although our management believes that we are organized and have operated and are operating in such a manner to qualify as a "real estate investment trust," as that term is defined under the Internal Revenue Code, we may not in fact have operated, or may not be able to continue to operate, in a manner to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations.  Even a technical or inadvertent mistake could endanger our REIT status.  The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must come from certain passive sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers.  Thus, to the extent revenues from non-qualifying sources, such as income from third-party management services, represent more than five percent of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions contained in the Internal Revenue Code apply. Even if relief provisions apply, however, a tax would be imposed with respect to excess net income. We are also required to make

2013 Annual Report

distributions to the holders of our securities of at least 90% of our REIT taxable income, excluding net capital gains.  The fact that we hold substantially all of our assets (except for qualified REIT subsidiaries) through IRET Properties, our operating partnership, and its subsidiaries, and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicates the application of the REIT requirements for us.  Additionally, if IRET Properties, our operating partnership, or one or more of our subsidiaries is determined to be taxable as a corporation, we may fail to qualify as a REIT. Either our failure to qualify as a REIT, for any reason, or the imposition of taxes on excess net income from non-qualifying sources, could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Furthermore, new legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.
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
Certain provisions of our Declaration of Trust may limit a change in control and deter a takeover. In order to maintain our qualification as a REIT, our Declaration of Trust provides that any transaction, other than a transaction entered into through the NASDAQ National Market, (renamed the NASDAQ Global Market), or other similar exchange, that would result in our disqualification as a REIT under Section 856 of the Internal Revenue Code, including any transaction that would result in (i) a person owning in excess of the ownership limit of 9.8%, in number or value, of our outstanding securities, (ii) less than 100 people owning our securities, (iii) our being "closely held" within the meaning of Section 856(h) of the Internal Revenue Code, or (iv) 50% or more of the fair market value of our securities being held by persons other than "United States persons," as defined in Section 7701(a)(30) of the Internal Revenue Code, will be void ab initio. If the transaction is not void ab initio, then the securities in excess of the ownership limit, that would cause us to be closely held, that would result in 50% or more of the fair market value of our securities to be held by persons other than United States persons or that otherwise would result in our disqualification as a REIT, will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our Board of Trustees. These limitations may have the effect of preventing a change in control or takeover of us by a third party, even if the change in control or takeover would be in the best interests of the holders of our securities.
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

2013 Annual Report

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
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.  Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes.  Any of these taxes would decrease cash available for distribution to our shareholders.  In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary ("TRS"). While the TRS structure would allow the economic benefits of ownership to flow to us, a TRS is subject to tax on its income from the operations of the assisted living facilities at the federal and state level. In addition, a TRS is subject to detailed tax regulations that affect how it may be capitalized and operated.
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

2013 Annual Report

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
Our distributions are not eligible for the lower tax rate on dividends except in limited situations. The tax rate applicable to qualifying corporate dividends received by shareholders taxed at individual rates has been reduced to a maximum rate of 15% if a taxpayer is in the 25%, 28%, 33% or 35% tax brackets and 20% if a taxpayer is in the 39.6% tax bracket.  This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself had been taxed. As a result, distributions (other than capital gain distributions) paid by us to shareholders taxed at individual rates will generally be subject to the tax rates that are otherwise applicable to ordinary income which, currently, are as high as 39.6%.  Although the earnings of a REIT that are distributed to its shareholders are still generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, this law change may make an investment in our securities comparatively less attractive relative to an investment in the shares of other entities which pay dividends but are not formed as REITs.
Changes in market conditions could adversely affect the price of our securities. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our common shares, Series A preferred shares, Series B preferred shares and any other securities to be issued in the future. These conditions include, but are not limited to:
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

Higher market interest rates may adversely affect the market price of our securities, and low trading volume on the New York Stock Exchange may prevent the timely resale of our securities. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT's shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the New York Stock Exchange, the daily trading volume of our shares may be lower than the trading volume for other companies.  The average daily trading volume for the period of May 1, 2012 through April 30, 2013 was 341,316 shares and the average monthly trading volume for the period of May 1, 2012 through April 30, 2013 was 6,996,973 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.
Item 1B.  Unresolved Staff Comments
None.
Item 2. Properties
IRET is organized as a REIT under Section 856-858 of the Internal Revenue Code, and is in the business of owning, leasing, developing and acquiring real estate properties. These real estate investments are managed by our own employees and by third-party professional real estate management companies on our behalf.
Total Real Estate Rental Revenue
As of April 30, 2013, our real estate portfolio consisted of 87 multi-family residential properties and 182 commercial properties, consisting of commercial office, commercial healthcare, commercial industrial and commercial retail properties, comprising 32.2%, 29.5%, 25.5%, 6.3%, and 6.5%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2013. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:
Fiscal Year Ended April 30, (in thousands)	Multi- Family Residential Gross Revenue	%	Commercial Office Gross Revenue	%	Commercial Healthcare Gross Revenue	%	Commercial Industrial Gross Revenue	%	Commercial Retail Gross Revenue	%	All Segments Gross Revenue
2013	$90,759	35.0%	$77,162	29.7%	$61,975	23.9%	$14,911	5.8%	$14,599	5.6%	$259,406
2012	$72,500	30.3%	$74,334	31.1%	$64,511	27.0%	$14,325	6.0%	$13,408	5.6%	$239,078
2011	$65,229	27.9%	$77,747	33.2%	$64,879	27.7%	$13,165	5.6%	$13,156	5.6%	$234,176
Average Effective Annual Rent
The table below sets out the average effective annual rent per square foot or unit at stabilized properties for each of the last five fiscal years in each of our five segments. Stabilized properties are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for commercial office, healthcare, industrial and retail properties.

	Average Effective Annual Rent per square foot or unit
As of April 30	Multi-family Residential(1)	Commercial Office(2)	Commercial Healthcare(2)	Commercial Industrial(2)	Commercial Retail(2)
2013	$744	$14	$16	$4	$9
2012	$719	$13	$16	$4	$8
2011	$691	$13	$19	$4	$8
2010	$684	$13	$18	$4	$9
2009	$678	$13	$18	$4	$8
(1)	Monthly rent per unit, calculated as annualized rental revenue, net of free rent, including rent abatements and rent credits, divided by the occupied units as of April 30.
(2)
Monthly rental rate per square foot calculated as annualized contractual base rental income, net of free rent and excluding operating expense reimbursements, divided by the leased square feet as of April 30.

2013 Annual Report

Physical Occupancy Rates
Physical occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period. Physical occupancy levels on a stabilized property and all-property basis are shown below for each property type in each of the three most recent fiscal years ended April 30. In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases. Leases on commercial properties generally vary from month-to-month to 20 years.
Segments	Stabilized Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2013	2012	2011	2013	2012	2011
Multi-Family Residential	94.7%	94.2%	92.9%	94.6%	93.7%	92.9%
Commercial Office	80.2%	78.6%	79.5%	80.2%	78.6%	79.7%
Commercial Healthcare	94.6%	94.0%	95.7%	94.7%	94.4%	95.9%
Commercial Industrial	96.8%	95.5%	90.0%	96.8%	95.5%	90.1%
Commercial Retail	86.5%	87.1%	83.2%	86.5%	87.1%	82.2%
Certain Lending Requirements
In certain instances, in connection with the acquisition of investment properties, the lender financing such properties may require, as a condition of the loan, that the properties be owned by a "single asset entity." Accordingly, we have organized a number of wholly-owned subsidiary corporations, and IRET Properties has organized several limited liability companies, for the purpose of holding title in an entity that complies with such lending conditions. All financial statements of these subsidiaries are consolidated into our financial statements.
Management and Leasing of Our Real Estate Assets
We conduct our corporate operations from offices in Minot, North Dakota and Minneapolis and St. Cloud, Minnesota.  We also have property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota, and South Dakota. The day-to-day management of our properties is carried out by our own employees and in certain cases by third-party property management companies. In markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when for other reasons particular properties are in our judgment not attractive candidates for self-management, we utilize third-party professional management companies for day-to-day management.  However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and implemented by the third-party management companies. Generally, our management contracts provide for compensation ranging from 2.5% to 6.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less or upon the property manager's failure to meet certain specified financial performance goals. With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, brokers may receive a commission that is generally calculated as a percentage of the net rent to be paid over the term of the lease. We believe that the broker commissions paid by us conform to market and industry standards, and accordingly are commercially reasonable.
Summary of Real Estate Investment Portfolio
	(in thousands, except percentages)
As of April 30,	2013	%	2012	%	2011	%
Real estate investments
Property owned	$2,032,970		$1,892,009		$1,770,798
Less accumulated depreciation	(420,421)		(373,490)		(328,952)
	$1,612,549	95.9%	$1,518,519	97.5%	$1,441,846	98.9%
Development in progress	46,782	2.8%	27,599	1.8%	9,693	0.7%
Unimproved land	21,503	1.3%	10,990	0.7%	6,550	0.4%
Mortgage loans receivable	0	0.0%	0	0.0%	156	0.0%
Total real estate investments	$1,680,834	100.0%	$1,557,108	100.0%	$1,458,245	100.0%

2013 Annual Report

Summary of Individual Properties Owned as of April 30, 2013
The following table presents information regarding our 269 residential and commercial properties as well as unimproved land and development properties owned as of April 30, 2013. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in the Annual Report on Form 10-K.
* = Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.
Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2013

MULTI-FAMILY RESIDENTIAL
11th Street 3 Plex - Minot, ND	3	$76	100.0%
4th Street 4 Plex - Minot, ND	4	110	100.0%
Apartments on Main - Minot, ND	10	1,305	100.0%
Arbors - S Sioux City, NE	192	8,256	90.1%
Ashland - Grand Forks, ND	84	8,356	100.0%
Boulder Court - Eagan, MN	115	9,161	93.9%
Brookfield Village - Topeka, KS	160	8,476	91.3%
Brooklyn Heights - Minot, ND	72	2,380	100.0%
Campus Center - St. Cloud, MN	92	2,810	87.0%
Campus Heights - St. Cloud, MN	49	810	85.7%
Campus Knoll - St. Cloud, MN	71	1,874	83.1%
Campus Plaza - St. Cloud, MN	24	410	91.7%
Campus Side - St. Cloud, MN	48	807	75.0%
Campus View - St. Cloud, MN	48	801	79.2%
Canyon Lake - Rapid City, SD	109	5,272	94.5%
Castlerock - Billings, MT	166	7,416	99.4%
Chateau I - Minot, ND	32	6,050	100.0%
Cimarron Hills - Omaha, NE	234	14,422	94.9%
Colonial Villa - Burnsville, MN	240	18,175	67.5%
Colony - Lincoln, NE	232	17,353	97.0%
Colton Heights - Minot, ND	18	1,144	100.0%
Cornerstone - St. Cloud, MN	24	413	91.7%
Cottage West Twin Homes - Sioux Falls, SD	50	5,050	100.0%
Cottonwood - Bismarck, ND	268	21,397	100.0%
Country Meadows - Billings, MT	133	9,510	94.7%
Crestview - Bismarck, ND	152	5,947	100.0%
Crown - Rochester, MN	48	3,721	100.0%
Crown Colony - Topeka, KS	220	12,586	98.6%
East Park - Sioux Falls, SD	84	3,248	98.8%
Evergreen - Isanti, MN	36	3,184	91.7%
Evergreen II - Isanti, MN	36	3,484	100.0%
Fairmont - Minot, ND	12	416	100.0%
First Avenue - Minot, ND	20	2,909	100.0%
Forest Park - Grand Forks, ND	269	12,943	98.1%
Gables Townhomes - Sioux Falls, SD	24	2,404	91.7%
Grand Gateway - St. Cloud, MN	116	8,253	90.5%
Greenfield - Omaha, NE	96	5,286	99.0%
Heritage Manor - Rochester, MN	182	9,793	94.5%
Indian Hills - Sioux City, IA	120	6,524	92.5%
Kirkwood Manor - Bismarck, ND	108	4,617	100.0%

2013 Annual Report

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2013

MULTI-FAMILY RESIDENTIAL - continued
Lakeside Village - Lincoln, NE	208	$17,140	91.3%
Lancaster - St. Cloud, MN	83	4,169	95.2%
Landmark - Grand Forks, ND	90	2,602	96.7%
Legacy - Grand Forks, ND	361	28,959	95.6%
Mariposa - Topeka, KS	54	5,901	88.9%
Meadows - Jamestown, ND	81	6,309	100.0%
Monticello Village - Monticello, MN	60	4,681	100.0%
North Pointe - Bismarck, ND	73	4,729	100.0%
Northern Valley - Rochester, MN	16	784	100.0%
Oakmont Estates - Sioux Falls, SD	79	5,711	98.7%
Oakwood Estates - Sioux Falls, SD	160	7,461	98.1%
Olympic Village - Billings, MT	274	14,168	96.4%
Olympik Village - Rochester, MN	140	8,636	94.3%
Oxbow Park - Sioux Falls, SD	120	6,024	97.5%
Park Meadows - Waite Park, MN	360	14,648	88.9%
Pebble Springs - Bismarck, ND	16	887	100.0%
Pinehurst - Billings, MT	21	988	95.2%
Pines - Minot, ND	16	431	100.0%
Plaza - Minot, ND	71	15,897	100.0%
Pointe West - Rapid City, SD	90	5,231	100.0%
Ponds at Heritage Place - Sartell, MN	58	5,064	89.7%
Prairie Winds - Sioux Falls, SD	48	2,396	95.8%
Quarry Ridge - Rochester, MN	154	15,638	100.0%
Quarry Ridge II - Rochester, MN	159	17,638	98.7%
Regency Park Estates - St. Cloud, MN	145	11,538	86.9%
Ridge Oaks - Sioux City, IA	132	6,268	93.9%
Rimrock West - Billings, MT	78	5,232	100.0%
Rocky Meadows - Billings, MT	98	7,378	98.0%
Rum River - Isanti, MN	72	5,771	97.2%
Sherwood - Topeka, KS	300	18,555	92.7%
Sierra Vista - Sioux Falls, SD	44	2,660	95.5%
South Pointe - Minot, ND	196	12,449	100.0%
Southview - Minot, ND	24	968	100.0%
Southwind - Grand Forks, ND	164	8,061	98.2%
Summit Park - Minot, ND	95	3,204	98.9%
Sunset Trail - Rochester, MN	146	15,472	98.6%
Sycamore Village - Sioux Falls, SD	48	1,888	100.0%
Temple - Minot, ND	4	228	100.0%
Terrace Heights - Minot, ND	16	424	100.0%
Thomasbrook - Lincoln, NE	264	13,777	97.0%
University Park Place - St. Cloud, MN	35	601	97.1%
Valley Park - Grand Forks, ND	168	7,105	96.4%
Villa West - Topeka, KS	308	17,430	86.7%
Village Green - Rochester, MN	36	3,149	100.0%
West Stonehill - Waite Park, MN	312	15,760	86.9%
Westridge - Minot, ND	33	2,045	100.0%

2013 Annual Report

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2013

MULTI-FAMILY RESIDENTIAL - continued
Westwood Park - Bismarck, ND	65	$3,698	98.5%
Whispering Ridge - Omaha, NE	336	27,563	100.0%
Williston Garden - Williston, ND	145	19,112	99.3%
Winchester - Rochester, MN	115	7,967	92.2%
Woodridge - Rochester, MN	108	8,152	94.4%
TOTAL MULTI-FAMILY RESIDENTIAL	10,280	$659,696	94.6%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements)	Physical Occupancy as of April 30, 2013

COMMERCIAL OFFICE
1st Avenue Building - Minot, ND	4,427	$69	100.0%
2030 Cliff Road - Eagan, MN	13,374	1,071	100.0%
610 Business Center IV - Brooklyn Park, MN	78,190	9,403	100.0%
7800 West Brown Deer Road - Milwaukee, WI	175,610	12,544	98.0%
American Corporate Center - Mendota Heights, MN	138,959	21,569	87.4%
Ameritrade - Omaha, NE	73,742	8,349	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,535	70.2%
Bismarck 715 East Broadway - Bismarck, ND	22,187	2,798	100.0%
Bloomington Business Plaza - Bloomington, MN	121,669	9,031	56.2%
Brenwood - Minnetonka, MN	176,800	17,326	62.7%
Brook Valley I - La Vista, NE	30,000	2,099	50.1%
Burnsville Bluffs II - Burnsville, MN	45,019	3,430	67.2%
Cold Spring Center - St. Cloud, MN	78,086	9,488	96.0%
Corporate Center West - Omaha, NE	141,724	22,346	100.0%
Crosstown Centre - Eden Prairie, MN	181,224	19,926	67.9%
Dewey Hill Business Center - Edina, MN	73,338	5,396	35.7%
Farnam Executive Center - Omaha, NE	95,216	13,592	63.9%
Flagship - Eden Prairie, MN	138,825	24,961	94.9%
Gateway Corporate Center - Woodbury, MN	59,827	10,465	56.4%
Golden Hills Office Center - Golden Valley, MN	190,758	25,201	87.1%
Great Plains - Fargo, ND	122,040	15,477	100.0%
Highlands Ranch I - Highlands Ranch, CO	71,430	11,057	100.0%
Highlands Ranch II - Highlands Ranch, CO	81,173	12,513	88.7%
Interlachen Corporate Center - Edina, MN	105,084	19,028	88.5%
Intertech Building - Fenton, MO	65,320	7,373	91.5%
Mendota Office Center I - Mendota Heights, MN	59,852	7,857	66.5%
Mendota Office Center II - Mendota Heights, MN	88,398	12,707	89.9%
Mendota Office Center III - Mendota Heights, MN	60,776	7,401	65.3%
Mendota Office Center IV - Mendota Heights, MN	72,231	9,283	100.0%
Minnesota National Bank - Duluth, MN	18,869	1,915	100.0%
Minot 2505 16th Street SW - Minot, ND	15,000	2,318	100.0%
Miracle Hills One - Omaha, NE	83,448	13,541	78.5%
Nicollett VII - Burnsville, MN	118,125	7,770	94.1%

2013 Annual Report

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2013

COMMERCIAL OFFICE - continued
Northgate I - Maple Grove, MN	79,297	$8,410	100.0%
Northgate II - Maple Grove, MN	26,000	2,587	100.0%
Northpark Corporate Center - Arden Hills, MN	146,087	18,203	45.2%
Omaha 10802 Farnam Dr - Omaha, NE	58,574	7,228	98.6%
Pacific Hills - Omaha, NE	143,075	18,387	89.4%
Pillsbury Business Center - Bloomington, MN	42,929	2,011	61.2%
Plaza 16 - Minot, ND	50,610	9,676	100.0%
Plaza VII - Boise, ID	28,994	3,836	39.7%
Plymouth 5095 Nathan Lane - Plymouth, MN	20,528	1,940	100.0%
Plymouth I - Plymouth, MN	26,186	1,728	100.0%
Plymouth II - Plymouth, MN	26,186	1,671	100.0%
Plymouth III - Plymouth, MN	26,186	2,367	100.0%
Plymouth IV & V - Plymouth, MN	126,930	16,170	69.2%
Prairie Oak Business Center - Eden Prairie, MN	36,421	6,452	75.8%
Rapid City 900 Concourse Drive - Rapid City, SD	75,815	7,621	99.9%
Riverport - Maryland Heights, MO	121,316	21,427	64.6%
Southeast Tech Center - Eagan, MN	58,300	6,475	30.4%
Spring Valley IV - Omaha, NE	15,700	1,154	100.0%
Spring Valley V - Omaha, NE	24,171	1,586	100.0%
Spring Valley X - Omaha, NE	24,000	1,264	60.0%
Spring Valley XI - Omaha, NE	24,000	1,273	100.0%
Superior Office Building - Duluth, MN	20,000	2,619	100.0%
TCA Building - Eagan, MN	103,640	10,109	89.0%
Three Paramount Plaza - Bloomington, MN	75,526	9,165	69.8%
Thresher Square - Minneapolis, MN	117,144	12,763	27.0%
Timberlands - Leawood, KS	90,795	15,998	80.6%
UHC Office - International Falls, MN	30,000	2,565	100.0%
US Bank Financial Center - Bloomington, MN	153,311	17,077	91.9%
Viromed - Eden Prairie, MN	48,700	4,864	100.0%
Wells Fargo Center - St Cloud, MN	86,477	10,690	91.7%
West River Business Park - Waite Park, MN	24,075	1,480	87.5%
Westgate - Boise, ID	103,342	13,539	100.0%
Whitewater Plaza - Minnetonka, MN	61,138	6,240	49.8%
Wirth Corporate Center - Golden Valley, MN	74,568	9,540	20.1%
Woodlands Plaza IV - Maryland Heights, MO	61,820	6,821	100.0%
TOTAL COMMERCIAL OFFICE	5,063,026	$613,775	80.2%

2013 Annual Report

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2013

COMMERCIAL HEALTHCARE
2800 Medical Building - Minneapolis, MN	53,750	$9,530	87.0%
2828 Chicago Avenue - Minneapolis, MN	56,239	17,672	100.0%
Airport Medical - Bloomington, MN*	24,218	4,678	100.0%
Barry Pointe Office Park - Kansas City, MO	18,502	2,853	64.2%
Billings 2300 Grant Road - Billings, MT	14,705	1,865	100.0%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	53,896	9,436	100.0%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	36,199	6,084	100.0%
Casper 1930 E 12th Street (Park Place) - Casper, WY	65,160	6,381	100.0%
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY	57,822	10,907	100.0%
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY	47,509	11,160	100.0%
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY	54,072	8,190	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Eagan 1440 Duckwood Medical - Eagan, MN	17,640	2,587	100.0%
Edgewood Vista - Belgrade, MT	5,192	819	100.0%
Edgewood Vista - Billings, MT	11,800	1,889	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,818	100.0%
Edgewood Vista - Brainerd, MN	82,535	9,640	100.0%
Edgewood Vista - Columbus, NE	5,194	870	100.0%
Edgewood Vista - East Grand Forks, MN	18,488	1,657	100.0%
Edgewood Vista - Fargo, ND	167,391	21,654	100.0%
Edgewood Vista - Fremont, NE	6,042	588	100.0%
Edgewood Vista - Grand Island, NE	5,185	836	100.0%
Edgewood Vista - Hastings, NE	6,042	610	100.0%
Edgewood Vista - Hermantown I, MN	119,349	11,673	100.0%
Edgewood Vista - Hermantown II, MN	160,485	11,269	100.0%
Edgewood Vista - Kalispell, MT	10,295	1,175	100.0%
Edgewood Vista - Minot, ND	108,503	12,705	100.0%
Edgewood Vista - Missoula, MT	10,150	1,035	100.0%
Edgewood Vista - Norfolk, NE	5,135	771	100.0%
Edgewood Vista - Omaha, NE	6,042	678	100.0%
Edgewood Vista - Sioux Falls, SD	11,800	1,300	100.0%
Edgewood Vista - Spearfish, SD	84,126	8,964	100.0%
Edgewood Vista - Virginia, MN	147,183	12,184	100.0%
Edina 6363 France Medical - Edina, MN*	70,934	14,437	88.6%
Edina 6405 France Medical - Edina, MN*	55,478	12,242	100.0%
Edina 6517 Drew Avenue - Edina, MN	12,140	1,542	100.0%
Edina 6525 Drew Avenue - Edina, MN	3,431	505	77.7%
Edina 6525 France SMC II - Edina, MN	67,409	14,827	95.1%
Edina 6545 France SMC I - Edina MN*	227,626	46,687	85.0%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN*	43,404	8,117	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,765	100.0%
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,364	13,463	75.4%
Jamestown Medical Office Building - Jamestown, ND*	45,222	7,605	80.5%
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY	62,291	10,574	100.0%
Mariner Clinic - Superior, WI*	28,928	3,871	100.0%
Minneapolis 701 25th Avenue Medical - Minneapolis, MN*	57,212	8,966	96.7%
Missoula 3050 Great Northern - Missoula, MT	14,640	1,971	100.0%
Nebraska Orthopedic Hospital - Omaha, NE*	61,758	21,887	100.0%

2013 Annual Report

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2013

COMMERCIAL HEALTHCARE – continued
Park Dental - Brooklyn Center, MN	9,998	$2,952	100.0%
Pavilion I - Duluth, MN*	45,081	10,174	100.0%
Pavilion II - Duluth, MN	73,000	19,325	100.0%
Ritchie Medical Plaza - St Paul, MN	52,116	11,377	49.9%
Sartell 2000 23rd Street South - Sartell, MN*	59,760	12,716	25.7%
Spring Creek-American Falls - American Falls, ID	17,273	4,015	100.0%
Spring Creek-Boise - Boise, ID	16,311	5,004	100.0%
Spring Creek-Eagle - Eagle, ID	15,559	4,038	100.0%
Spring Creek-Meridian - Meridian, ID	31,820	7,148	100.0%
Spring Creek-Overland - Overland, ID	26,605	6,628	100.0%
Spring Creek-Soda Springs - Soda Springs, ID	15,571	2,233	100.0%
Spring Creek-Ustick - Meridian, ID	26,605	4,300	100.0%
St Michael Clinic - St Michael, MN	10,796	2,851	100.0%
Trinity at Plaza 16 - Minot, ND	24,795	9,560	100.0%
Wells Clinic - Hibbing, MN	18,810	2,661	100.0%
TOTAL COMMERCIAL HEALTHCARE	2,956,022	$501,191	94.7%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2013

COMMERCIAL INDUSTRIAL
API Building - Duluth, MN	35,000	$1,723	100.0%
Bloomington 2000 W 94th Street - Bloomington, MN	101,567	7,415	100.0%
Bodycote Industrial Building - Eden Prairie, MN	41,880	2,152	100.0%
Brooklyn Park 7401 Boone Avenue - Brooklyn Park, MN	322,751	15,132	93.7%
Cedar Lake Business Center - St. Louis Park, MN	50,400	3,773	73.8%
Clive 2075 NW 94th Street - Clive, IA	42,510	3,066	100.0%
Dixon Avenue Industrial Park - Des Moines, IA	606,006	13,806	100.0%
Eagan 2785 & 2795 Highway 55 - Eagan, MN	198,600	5,628	74.3%
Fargo 1320 45th Street N - Fargo, ND	42,244	4,160	100.0%
Lexington Commerce Center - Eagan, MN	90,260	6,787	100.0%
Lighthouse - Duluth, MN	59,292	1,885	84.6%
Metal Improvement Company - New Brighton, MN	49,620	2,507	100.0%
Minnetonka 13600 County Road 62 - Minnetonka, MN	69,984	3,702	100.0%
Minot IPS - Minot, ND	27,698	5,962	100.0%
Roseville 2929 Long Lake Road - Roseville, MN	172,057	10,967	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Stone Container - Roseville, MN	229,072	8,504	100.0%
Urbandale 3900 106th Street - Urbandale, IA	518,161	14,788	100.0%
Winsted Industrial Building - Winsted, MN	41,685	1,054	100.0%
Woodbury 1865 Woodlane - Woodbury, MN	69,600	5,620	100.0%
TOTAL COMMERCIAL INDUSTRIAL	2,963,462	$125,772	96.8%

2013 Annual Report

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus Improvements less impairment)	Physical Occupancy as of April 30, 2013

COMMERCIAL RETAIL
17 South Main - Minot, ND	2,454	$287	100.0%
Anoka Strip Center - Anoka, MN	10,625	750	28.2%
Arrowhead First International Bank - Minot, ND	3,702	1,600	100.0%
Burnsville 1 Strip Center - Burnsville, MN	8,526	1,186	100.0%
Burnsville 2 Strip Center - Burnsville, MN	8,400	974	47.5%
Champlin South Pond - Champlin, MN	26,020	3,614	77.2%
Chan West Village - Chanhassen, MN	137,572	21,687	97.4%
Dakota West Plaza - Minot , ND	16,921	615	94.9%
Duluth 4615 Grand - Duluth, MN	15,582	1,934	30.5%
Duluth Denfeld Retail - Duluth, MN	37,770	5,135	78.4%
Eagan Community - Eagan, MN	23,187	2,745	73.9%
Fargo Express Community - Fargo, ND	34,226	2,571	100.0%
Forest Lake Auto - Forest Lake, MN	6,836	509	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,570	8,237	50.3%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,117	5,740	100.0%
Jamestown Buffalo Mall - Jamestown, ND	213,271	9,153	87.1%
Jamestown Business Center - Jamestown, ND	100,249	2,652	85.9%
Kalispell Retail Center - Kalispell, MT	52,000	3,473	100.0%
Lakeville Strip Center - Lakeville, MN	9,488	2,040	76.0%
Minot 1400 31st Ave - Minot, ND	48,960	11,521	100.0%
Minot Arrowhead - Minot, ND	81,594	8,379	96.0%
Minot Plaza - Minot, ND	10,843	650	100.0%
Monticello C Store - Monticello, MN	3,575	872	100.0%
Omaha Barnes & Noble - Omaha, NE	26,985	3,699	100.0%
Pine City C-Store - Pine City, MN	4,800	452	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	3,406	75.2%
Rochester Maplewood Square - Rochester, MN	118,398	13,851	97.9%
St. Cloud Westgate - St. Cloud, MN	105,446	8,122	100.0%
Weston Retail - Weston, WI	25,644	1,681	0.0%
Weston Walgreens - Weston, WI	14,820	2,455	100.0%
TOTAL COMMERCIAL RETAIL	1,399,334	$132,536	86.5%
SUBTOTAL	12,392,124	$2,032,970

2013 Annual Report

Property Name and Location		(in thousands) Investment (initial cost plus improvements less impairment)

UNIMPROVED LAND
Badger Hills - Rochester, MN		$1,050
Bismarck 4916 - Bismarck, ND		3,250
Bismarck 700 E Main - Bismarck, ND		872
Cypress Court - St. Cloud, MN		447
Eagan - Eagan, MN		423
Georgetown Square - Grand Chute, WI		1,860
Grand Forks 2150 - Grand Forks, ND		1,600
Grand Forks - Grand Forks, ND		4,278
Kalispell - Kalispell, MT		1,423
Minot (Southgate Lot 4) - Minot, ND		1,882
Monticello - Monticello, MN		117
Renaissance Heights - Williston, ND		2,373
River Falls - River Falls, WI		179
Urbandale - Urbandale, IA		114
Weston - Weston, WI		812
Williston - Williston, ND		823
TOTAL UNIMPROVED LAND		$21,503

DEVELOPMENT IN PROGRESS
Arcata - Golden Valley, MN		$2,657
Chateau II - Minot, ND		258
Commons at Southgate - Minot, ND		6,465
Cypress Court - St. Cloud, MN		6,459
Landing at Southgate - Minot, ND		7,420
Renaissance Heights I - Minot, ND		10,077
River Ridge - Bismarck, ND		13,175
TOTAL DEVELOPMENT IN PROGRESS		$46,511

TOTAL UNITS – RESIDENTIAL SEGMENT	10,280
TOTAL SQUARE FOOTAGE – COMMERCIAL SEGMENTS	12,381,844
TOTAL REAL ESTATE		$2,100,984
Mortgages Payable and Line of Credit
As of April 30, 2013, individual first mortgage loans on the above properties totaled $1.0 billion. Of the $1.0 billion total of mortgage indebtedness on April 30, 2013, $26.2 million, or 2.5%, is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. Principal payments due on our mortgage indebtedness are as follows:
(in thousands)
Year Ended April 30,	Mortgage Principal
2014	$64,923
2015	110,972
2016	92,336
2017	219,315
2018	66,944
Thereafter	494,716
Total	$1,049,206

2013 Annual Report

In addition to the individual first mortgage loans included in the Company's $1.0 billion of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit had, as of April 30, 2013, lending commitments of $60.0 million.  The facility has a maturity date of August 12, 2014, and is secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of April 30, 2013 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of April 30, 2013, the Company had borrowed $10.0 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2013, the Company believes it is in compliance with the facility covenants.
Future Minimum Lease Receipts
The future minimum lease receipts to be received under leases for commercial properties in place as of April 30, 2013, assuming that no options to renew or buy out the leases are exercised, are as follows:
(in thousands)
Year Ended April 30,	Lease Payments
2014	$114,118
2015	102,967
2016	92,131
2017	77,193
2018	61,744
Thereafter	195,986
Total	$644,139
Capital Expenditures
Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2013, we spent approximately $36.4 million on capital improvements, tenant improvements and other capital expenditures.
The following table shows total and weighted average per square foot/unit recurring and non-recurring capital expenditures (excluding capital expenditures recoverable from tenants and capital expenditures at properties sold during the period), and, for our stabilized commercial segment properties, tenant improvements (excluding tenant-funded tenant improvements) and leasing costs for the three years ended April 30, 2013, 2012 and 2011. We define recurring capital expenditures as those made on a regular or recurring basis to maintain a property's competitive position within its market, generally with a depreciable life of 5 to 12 years, but excluding (a) capital expenditures made in the year of acquisition and in subsequent periods until the property is stabilized (i.e., excluding capital expenditures on non-stabilized properties), (b) improvements associated with the expansion or re-development of a building, (c) renovations to a building which change the underlying classification of the building (for example, from industrial to office or Class C office to Class A office) or (d) capital improvements that represent the addition of something new to a property, rather than the replacement of an existing item.  We believe that recurring capital expenditures is a useful measure of performance because it provides an indication of the expenses that we can expect to incur on an on-going basis. Non-recurring capital expenditures correspond to major capital expenditures for items such as roof replacements or items that result in something new being added to the property (for example, the addition of a new heating and air conditioning unit that is not replacing one previously there), generally with a depreciable life of 20 to 40 years, and include expenditures completed in the year of acquisition and in subsequent periods until the property is stabilized (i.e., including capital expenditures on non-stabilized properties).

2013 Annual Report

	(in thousands except per SF or Unit data)
	Years Ended April 30,
	2013		2012		2011
	Amount	Rate/SF or Unit	Amount	Rate/SF or Unit	Amount	Rate/SF or Unit
Commercial Office Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$148	0.03	$371	0.08
Non-recurring capital expenditures	$754	0.15	$992	0.20	$985	0.19
Tenant improvements at stabilized properties	$6,154	1.22	$5,179	1.02	$4,547	0.90
Leasing costs at stabilized properties	$3,411	0.67	$1,683	0.33	$2,097	0.41

Commercial Healthcare Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$49	0.02	$86	0.03	$78	0.03
Non-recurring capital expenditures	$356	0.12	$562	0.19	$81	0.03
Tenant improvements at stabilized properties	$1,573	0.58	$3,736	1.28	$2,090	0.77
Leasing costs at stabilized properties	$784	0.29	$557	0.19	$186	0.07

Commercial Industrial Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$5	0.00	$0	0.00
Non-recurring capital expenditures	$0	0.00	$256	0.09	$511	0.17
Tenant improvements at stabilized properties	$777	0.26	$1,179	0.40	$1,870	0.63
Leasing costs at stabilized properties	$658	0.22	$317	0.11	$398	0.13

Commercial Retail Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$49	0.04	$67	0.05
Non-recurring capital expenditures	$678	0.48	$1,062	0.76	$174	0.12
Tenant improvements at stabilized properties	$1,335	0.96	$214	0.15	$775	0.53
Leasing costs at stabilized properties	$275	0.20	$215	0.15	$280	0.19

Multi-Family Residential Properties:

Recurring Capital Expenditures	$5,941	713	$6,416	752	$4,997	586
Non-Recurring Capital Expenditures	$6,737	655	$5,001	546	$5,025	580

Contracts or Options to Purchase
We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements with the tenant. In general, these options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2013, our properties subject to purchase options, the cost, plus improvements, of each such property and its gross rental revenue are as follows:

2013 Annual Report

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2013	2012	2011
Billings 2300 Grant Road - Billings, MT	$2,522	$299	$291	$226
Fargo 1320 45th Street N - Fargo, ND	4,160	400	400	333
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	21,601	2,152	2,152	2,152
Missoula 3050 Great Northern - Missoula, MT	2,723	323	315	243
Sartell 2000 23rd Street South - Sartell, MN	12,716	365	868	1,209
Spring Creek American Falls- American Falls, ID	4,070	352	234	n/a
Spring Creek Boise - Boise, ID	5,075	440	293	n/a
Spring Creek Eagle - Eagle, ID	4,100	356	237	n/a
Spring Creek Meridian - Meridian, ID	7,250	624	417	n/a
Spring Creek Overland - Overland, ID	6,725	580	387	n/a
Spring Creek Soda Springs - Soda Springs, ID	2,262	196	130	n/a
Spring Creek Ustick - Meridian, ID	4,300	368	246	n/a
St. Michael Clinic - St. Michael, MN	2,851	249	248	244
Urbandale - Urbandale, IA	15,218	1,153	n/a	n/a
Winsted Industrial Building - Winsted, MN	1,054	70	32	n/a
Total	$96,627	$7,927	$6,250	$4,407

Properties by State
The following table presents, as of April 30, 2013, the total amount of property owned, net of accumulated depreciation, by state of each of the five major segments of properties owned by us - multi-family residential, commercial office, commercial healthcare, commercial industrial and commercial retail:
	(in thousands)
State	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	All Segments	% of All Segments
Minnesota	$162,025	$284,567	$236,188	$61,579	$59,817	$804,176	49.9%
North Dakota	139,738	23,609	55,758	14,324	37,130	270,559	16.8%
Nebraska	92,933	76,531	20,686	0	2,343	192,493	11.9%
Kansas	49,817	13,395	0	0	0	63,212	3.9%
South Dakota	34,225	5,346	8,866	0	0	48,437	3.0%
Idaho	0	12,776	31,934	0	0	44,710	2.8%
Wyoming	0	0	43,735	0	0	43,735	2.7%
Montana	30,639	0	7,677	0	2,712	41,028	2.5%
Iowa	9,965	0	0	26,181	0	36,146	2.2%
Missouri	0	30,608	2,456	0	0	33,064	2.1%
Colorado	0	19,362	0	0	0	19,362	1.2%
Wisconsin	0	9,311	3,000	0	3,316	15,627	1.0%
Total	$519,342	$475,505	$410,300	$102,084	$105,318	$1,612,549	100.0%
Item 3. Legal Proceedings
In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.
Item 4. Mine Safety Disclosures
Not Applicable

2013 Annual Report

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Quarterly Share and Distribution Data
Prior to December 18, 2012, our common shares traded on the Nasdaq Global Select Market under the symbol "IRET." On December 18, 2012, our common shares began trading on the New York Stock Exchange ("NYSE") under the symbol "IRET." The following table shows the high and low sales prices for our common shares for the periods indicated, as reported by the Nasdaq Global Select Market through December 17, 2012 and the NYSE thereafter, and the distributions per common share and limited partnership unit declared with respect to each period. On June 10, 2013, the last reported sales price per share of our common shares on the NYSE was $8.77.
Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2013
April 30, 2013	$10.00	$9.20	$0.1300
January 31, 2013	9.40	7.73	0.1300
October 31, 2012	8.49	7.92	0.1300
July 31, 2012	8.31	7.05	0.1300

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2012
April 30, 2012	$7.97	$7.22	$0.1300
January 31, 2012	7.64	6.89	0.1300
October 31, 2011	8.12	6.92	0.1300
July 31, 2011	9.69	8.07	0.1715

It is IRET's policy to pay quarterly distributions to our common shareholders and unitholders, at the discretion of our Board of Trustees, based on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deems relevant. Since July 1, 1971, IRET has paid quarterly cash distributions in the months of January, April, July and October.
Shareholders
As of June 10, 2013, the Company had 4,288 common shareholders of record, and 102,034,523 common shares of beneficial interest (plus 21,940,855 limited partnership units potentially convertible into 21,940,855 common shares) were outstanding.
Unregistered Sales of Shares
Sales of Unregistered Securities. During the fiscal years ended April 30, 2013, 2012 and 2011, respectively, we issued an aggregate of 180,935, 518,019 and 221,573 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 180,935, 518,019 and 221,573 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2013, except for repurchases of nominal amounts of fractional common shares, at shareholder request.

Comparative Stock Performance
The information contained in this Comparative Stock Performance section shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2008, and ending April 30, 2013, the cumulative total returns for the Company's common shares with the comparable cumulative total return of two indexes, the Standard & Poor's 500 Index ("S&P 500"), and the FTSE NAREIT Equity REITs Index, which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Market.
The performance graph assumes that at the close of trading on April 30, 2008, the last trading day of fiscal year 2008, $100 was invested in the Company's common shares and in each of the indexes.  The comparison assumes the reinvestment of all distributions.  Cumulative total shareholder returns for the Company's common shares, the S&P 500 and the FTSE NAREIT Equity REITs Index are based on the Company's fiscal year ending April 30.

Total Return Performance
150
125
100
75
50
25
Index Value
Investors Real Estate Trust
S&P 500
FTSE NAREIT Equity REITs
04/30/08
04/30/09
04/30/10
04/30/11
04/30/12
04/30/13

	FY08	FY09	FY10	FY11	FY12	FY13
Investors Real Estate Trust	103.55	100.36	102.15	118.95	97.85	135.46
S&P 500	95.32	61.66	85.61	100.36	105.13	128.92
FTSE NAREIT Equity REITs	87.49	45.31	76.43	93.43	102.60	140.20

Source:  SNL Financial LC

2013 Annual Report

Item 6. Selected Financial Data
Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.
	(in thousands, except per share data)
	2013	2012	2011	2010	2009
Consolidated Income Statement Data
Revenue	$259,406	$239,078	$234,176	$227,769	$224,429
Gain on sale of real estate, land, and other investments	$6,885	$349	$19,365	$68	$54
Income from continuing operations	$22,964	$9,763	$4,373	$5,534	$9,512
Income (loss) from discontinued operations	$7,008	$(57)	$19,978	$(949)	$1,201
Net income	$29,972	$9,706	$24,351	$4,585	$10,713
Net income attributable to noncontrolling interests – Operating Partnership	$(3,633)	$(1,359)	$(4,449)	$(562)	$(2,227)
Net income attributable to Investors Real Estate Trust	$25,530	$8,212	$20,082	$4,001	$8,526
Consolidated Balance Sheet Data
Total real estate investments	$1,680,834	$1,557,108	$1,458,245	$1,500,889	$1,472,575
Total assets	$1,889,554	$1,714,367	$1,615,363	$1,660,930	$1,605,091
Mortgages payable	$1,049,206	$1,048,689	$993,803	$1,057,619	$1,070,158
Revolving lines of credit	$10,000	$39,000	$30,000	$6,550	$5,500
Total Investors Real Estate Trust shareholders' equity	$612,787	$432,989	$411,690	$409,523	$333,009

Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations - Investors Real Estate Trust	$.11	$.07	$.02	$.04	$.09
Income (loss) from discontinued operations - Investors Real Estate Trust	$.06	$.00	$.20	$(.01)	$.02
Net income	$.17	$.07	$.22	$.03	$.11
Distributions	$.52	$.56	$.69	$.68	$.68

CALENDAR YEAR	2012	2011	2010	2009	2008
Tax status of distributions
Capital gain	2.41%	37.48%	0.00%	0.09%	0.00%
Ordinary income	23.17%	18.04%	28.53%	39.17%	53.43%
Return of capital	74.42%	44.48%	71.47%	60.74%	46.57%
For the fiscal year ended April 30, 2013, IRET recognized approximately $1.9 million of net capital gain for federal income tax purposes. IRET designates the entire $1.9 million of net capital gain as capital gain dividends.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2013.
Overview
We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2013, our real estate portfolio consisted of 87 multi-family residential properties containing 10,280 apartment units and having a total real estate investment amount net of accumulated depreciation of $519.3 million, and 182 commercial properties containing approximately 12.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.1 billion.
Our primary source of income and cash is rents associated with multi-family residential and commercial leases.  Our business objective is to increase shareholder value by employing a disciplined investment strategy.  This strategy is focused on growing assets in desired geographical markets, achieving diversification by property type and location, and adhering to targeted returns in acquiring properties. We have paid quarterly distributions continuously since our first distribution in 1971.
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
Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and considers whether there were significant intangible assets acquired (for example, above-and below-market leases, the value of acquired in-place leases, and tenant relationships) and assumed liabilities, and allocates the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on management's determination of the relative fair value of these assets. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately, or based on a relative fair value allocation if acquired in a merger or in a portfolio acquisition.
Other intangible assets acquired include amounts for in-place lease values that are based upon the Company's evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include an estimate of carrying costs and foregone rental income during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. The Company also considers information about each property obtained during its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.
The Company follows the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and re-development projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements (in the case of commercial properties) or upon issuance of a certificate of occupancy (in the case of multi-family residential properties). General and administrative costs are expensed as incurred.

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
Impairment.  The Company's long-lived assets are reviewed for impairment when and if events or changes in circumstances or triggering events (such as adverse market conditions, including conditions resulting from an ongoing economic recession) indicate that the cost of a long lived asset might not be recoverable. Judgments regarding existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and events that occur that affect the financial strength of significant tenants of the assets, including tenants who have filed for bankruptcy.  For long-lived assets in which a triggering event has been identified, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of the asset, including any associated intangibles, subject to evaluation. The evaluation of undiscounted cash flows is subjective and reflects assumptions regarding current market conditions relative to the long-lived asset being evaluated, such as future occupancy, rental rates and capital requirements that could differ materially from actual results.  A worsening real estate market may cause the Company to re-evaluate the assumptions used in our impairment analysis.  If the undiscounted cash flows plus reversion are less than the asset's carrying value, impairment is recorded based on the estimated fair value (typically based on a current independent appraisal) of the long-lived asset in comparison to its carrying value. The results of the Company's evaluation of impairment analysis could be material to the Company's financial statements.
Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts (approximately $563,000 as of April 30, 2013) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for deferred rents receivable arising from the straight-lining of rents (approximately $830,000 as of April 30, 2013) and from mortgage loans ($0 as of April 30, 2013). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.
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
The Company's taxable income is affected by a number of factors, including, but not limited to, the following:  that the Company's tenants perform their obligations under their leases with the Company and that the Company's tax and accounting positions do not change.  These factors, which impact the Company's taxable income, are subject to change, and many are outside the control of the Company.  If actual results vary, the Company's taxable income may change.
Recent Accounting Pronouncements
For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our Consolidated Financial Statements.
Fiscal 2013 Significant Events and Transactions
During fiscal year 2013, the Company successfully completed various acquisition, development, disposition, financing and capital raising transactions, including the following significant activities:
Acquisitions, Dispositions, and Development Projects Placed in Service:
During fiscal year 2013, the Company added approximately 1,394 apartment units to its multi-family residential portfolio during fiscal year 2013, through its acquisition of five multi-family residential properties and the placement in service of three multi-family residential development projects, and sold three multi-family properties in Fargo, North Dakota, with a total of 267 units, for a net addition to the Company's multi-family residential portfolio in fiscal year 2013 of approximately 1,127 apartment units.
Additional development projects placed in service during fiscal year 2013 were a medical office building in Jamestown, North Dakota; an expansion of the Company's senior housing project in Laramie, Wyoming; an industrial building in Minot, North Dakota, and a branch bank building in Minot, North Dakota. The Company also acquired a number of parcels of unimproved land in North Dakota and Minnesota for possible future development, for purchase prices totaling approximately $22.5 million.
During fiscal year 2013, in addition to its sale of three multi-family residential projects in Fargo, North Dakota, the Company also disposed of a small retail property in Kentwood, Michigan; four condominium units in its Georgetown Square project in Grand Chute, Wisconsin; and a healthcare property in Stevens Point, Wisconsin.

2013 Annual Report

Development Projects in Process:
During fiscal year 2013, the Company began construction of its 146-unit River Ridge Apartments project in Bismarck, North Dakota and of its 132-unit Cypress Court Apartment Homes project in St. Cloud, Minnesota, of which the Company owns approximately 79%, with the remaining 21% owned by the Company's joint venture partner. The Company also acquired an approximately 51% interest in a joint venture entity constructing the Southgate Apartments project in Minot, North Dakota.
Common Share Offering:
In April 2013, the Company completed a public offering of approximately 6.0 million common shares at a public offering price of $9.25 per share, for net proceeds of approximately $53.0 million after underwriting discounts and estimated offering expenses.
Preferred Share Offering:
The Company completed, in August 2012, a public offering of 4.6 million Series B preferred shares, for net proceeds of approximately $111.2 million, after underwriting discounts and estimated offering expenses.
Credit Facility and Term Loan Transactions:
During fiscal year 2013, the Company executed an amendment to the Company's multi-bank line of credit, to lower the floor on the interest rate to 5.15% per annum and to change the interest rate under the loan agreement to the prime rate plus 1.25%. Additionally, in March 2013, a joint venture entity in which the Company owns a 70% interest entered into a Construction and Term Loan Agreement in the maximum principal amount of approximately $43.7 to construct a multi-family apartment facility in Williston, North Dakota (the Company's Renaissance Heights project). The construction and term loan has a maturity date of October 1, 2019, and is secured in part by a first mortgage on the project and by the guaranty of  the Company's Operating Partnership.
 Transfer of Stock Exchange Listing:
In December 2012, the Company transferred the listing of its common and preferred shares to the New York Stock Exchange from the NASDAQ Global Select Market.
Market Conditions and Outlook
During the Company's fiscal year 2013, real estate operating fundamentals continued to improve, particularly in the Company's multi-family residential segment. High occupancy levels in its multi-family residential portfolio allowed the Company to implement selected rent increases, and the Company's three multi-family residential development projects placed in service during the year (the Company's Quarry Ridge II project in Rochester, Minnesota; Buildings 3 and 4 of the Company's four-building Williston Garden project in Williston, North Dakota, and the Company's 20-unit First Avenue project in Minot, North Dakota) leased up quickly, with Quarry Ridge 98.7% leased as of April 30, 2013; the four buildings of the Williston Garden project 99.3% leased as of April 30, 2013; and the First Avenue project 100% leased as of April 30, 2013. The Company expects to see continued favorable results in this segment in fiscal year 2014; however, the Company's ability to maintain occupancy levels and selectively raise rents remains dependent on continued economic recovery and employment and wage growth. The Company also observes considerable multi-family development activity in the Company's markets, and as this new construction is completed and leased, the Company will experience increased competition for tenants.
The Company's commercial office segment, while still negatively affected by a number of adverse macro conditions, including unemployment levels that remain elevated and stagnant wage growth, also showed some progress, with new leasing activity matching absorption rates in the Company's Minneapolis market and in other of its office markets. However, these absorption rates remain low, and businesses, in a continued focus on costs, appear to be increasing the density of their work spaces by placing more employees in less total square footage and giving back the excess space or downsizing upon lease renewals. The Company continues to expect recovery of the overall office market to be challenged by the slow and uneven recovery of the broader economy and by relatively high unemployment rates.

The Company's healthcare segment consists of medical office properties and senior housing facilities. The medical office sector remains stable with modest increases in both occupancy and rents, as the uncertainty of healthcare reform is replaced with implementation and the corresponding expected increase in healthcare utilization, as previously uninsured patients enter the traditional medical services system. Likewise, senior housing assets continue to benefit from a recovery of the housing market, as occupancy trends are closely aligned with the ability of seniors to sell their homes in anticipation of moving to a senior care facility.
Both the retail and industrial property markets are showing signs of revival. In the retail segment, better-located retail properties are enjoying more leasing success, while outlying shopping centers continue to experience higher vacancy rates. In the industrial segment, a relative lack of new supply is leading to vacant industrial space being absorbed. Industrial rents are not yet rising to reflect this lack of new supply, but tenant concessions appear to be dissipating.
The Company plans to continue in fiscal year 2014 its selective disposition of assets in non-core markets, particularly industrial and retail segment assets, and intends to use the proceeds from these dispositions to continue deleveraging its portfolio and for developing and acquiring high-quality assets in its multi-family and healthcare segments. Subsequent to the end of fiscal year 2013, on May 13, 2013, the Company sold four industrial properties in Minnesota and North Dakota, for a total sales price of approximately $19.5 million, and a smaller retail property for a sale price of approximately $2.3 million. Also subsequent to the end of fiscal year 2013, the Company has signed agreements to sell four industrial properties in Minnesota and Iowa, and three office properties in Minnesota. These pending dispositions are subject to various contingencies, and no assurances can be given that these sales transactions will be completed.
The Company continues to allocate resources to the dynamic economy of the energy-rich Bakken Shale Formation region of eastern Montana, western and central North Dakota, northwest South Dakota and western Minnesota. Development projects currently scheduled for completion in fiscal years 2014 and 2015 in this region include the Company's 146-unit River Ridge apartment project in Bismarck, North Dakota; the 108-unit Landing at Southgate and 233-unit Commons at Southgate apartment projects in Minot, North Dakota, in which the Company has a 51% interest; and the 288-unit Renaissance Heights Phase I apartment project in Williston, North Dakota, in which the Company has a 70% interest. Energy activity in the Bakken Shale region continues to be robust, and the Company expects this activity to remain strong in the next several years.
Stabilized and Non-Stabilized Properties
Throughout this Annual Report on Form 10-K, we have provided certain information on a stabilized and non-stabilized properties basis. Information provided on a stabilized properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared (except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, and properties classified as discontinued operations), and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for commercial office, healthcare, industrial and retail properties.
For the comparison of fiscal years 2013 and 2012, all or a portion of 27 properties were non-stabilized, of which non-stabilized properties 7 were redevelopment or in-service development properties. For the fiscal year 2013/2012 comparison, all or a portion of 9 properties were added to non-stabilized and all or a portion of 8 properties were moved to stabilized compared to the designations for the fiscal year 2012/2011 comparison. For the comparison of 2012 and 2011, all or a portion of 26 were non-stabilized, of which non-stabilized properties 4 were redevelopment or in-service development properties.
While there are judgments to be made regarding changes in designation, we typically remove properties from stabilized to non-stabilized when redevelopment has or is expected to have a significant impact on property net operating income within the fiscal year. Acquisitions are moved to stabilized once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion. Our development projects in progress are not included in our non-stabilized properties category until they are placed in-service, which occurs upon the substantial completion of a commercial property, and upon receipt of a certificate of occupancy, in the case of a multi-family residential development project. They are then subsequently moved from non-stabilized to stabilized when the property has been in-service for the entirety of both periods being compared and has reached the target level of occupancy specified above.

2013 Annual Report

RESULTS OF OPERATIONS
Consolidated Results of Operations
The discussion that follows is based on our consolidated results of operations for the fiscal years ended April 30, 2013, 2012 and 2011.
	(in thousands) Year Ended April 30			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Real estate rentals	$212,969	$196,149	$189,245	$16,820	8.6%	$6,904	3.6%
Tenant reimbursement	46,437	42,929	44,931	3,508	8.2%	(2,002)	(4.5%)
TOTAL REVENUE	259,406	239,078	234,176	20,328	8.5%	4,902	2.1%
Depreciation/amortization related to real estate investments	61,996	56,426	55,080	5,570	9.9%	1,346	2.4%
Utilities	19,172	17,442	18,020	1,730	9.9%	(578)	(3.2%)
Maintenance	29,237	26,354	28,955	2,883	10.9%	(2,601)	(9.0%)
Real estate taxes	34,380	31,581	30,637	2,799	8.9%	944	3.1%
Insurance	3,927	3,502	2,256	425	12.1%	1,246	55.2%
Property management expenses	15,408	18,651	20,348	(3,243)	(17.4%)	(1,697)	(8.3%)
Other property expenses	1,008	(142)	665	1,150	(809.9%)	(807)	(121.4%)
Administrative expenses	7,904	6,694	6,617	1,210	18.1%	77	1.2%
Advisory and trustee services	590	687	605	(97)	(14.1%)	82	13.6%
Other expenses	2,173	1,898	1,747	275	14.5%	151	8.6%
Amortization related to non-real estate investments	3,274	3,216	2,679	58	1.8%	537	20.0%
Impairment of real estate investments	305	0	0	305	n/a	0	n/a
TOTAL EXPENSES	179,374	166,309	167,609	13,065	7.9%	(1,300)	(0.8%)
Gain on involuntary conversion	5,084	274	0	4,810	1755.5%	274	n/a
Operating income	85,116	73,043	66,567	12,073	16.5%	6,476	9.7%
Interest expense	(62,900)	(64,066)	(62,735)	1,166	(1.8%)	(1,331)	2.1%
Interest income	222	148	259	74	50.0%	(111)	(42.9%)
Other income	526	638	282	(112)	(17.6%)	356	126.2%
Income from continuing operations	22,964	9,763	4,373	13,201	135.2%	5,390	123.3%
Income (loss) from discontinued operations	7,008	(57)	19,978	7,065	(12394.7%)	(20,035)	(100.3%)
NET INCOME	29,972	9,706	24,351	20,266	208.8%	(14,645)	(60.1%)
Net income attributable to noncontrolling interests – Operating Partnership	(3,633)	(1,359)	(4,449)	(2,274)	167.3%	3,090	(69.5%)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(809)	(135)	180	(674)	499.3%	(315)	(175.0%)
Net income attributable to Investors Real Estate Trust	25,530	8,212	20,082	17,318	210.9%	(11,870)	(59.1%)
Dividends to preferred shareholders	(9,229)	(2,372)	(2,372)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$16,301	$5,840	$17,710

2013 Annual Report

Revenues.  Total revenues increased by 8.5% to $259.4 million in fiscal year 2013, compared to $239.1 million in fiscal year 2012. Total revenues increased by 2.1% to $239.1 million in fiscal year 2012, compared to $234.2 million in fiscal year 2011. These increases were primarily attributable to the addition of new income-producing real estate properties.
For fiscal 2013, the increase in revenue of $20.3 million resulted from:
(in thousands)
Rent in Fiscal 2013 primarily from properties acquired and development projects placed in service in fiscal year 2012 in excess of that received in 2012 from the same properties	$8,154
Rent primarily from properties acquired and development projects placed in service in fiscal year 2013	8,820
Increase in rental income on stabilized properties due primarily to an increase in occupancy and rents	7,086
Decrease in rental income on stabilized properties due to changes within the assisted living portfolio in the commercial healthcare segment(1)	(5,300)
Net change in tenant concessions and straight line rent	1,568
$20,328
(1)	Decrease in rent was offset by $5.0 million decrease in expense. See analysis of commercial healthcare NOI on page 51 of the MD&A for additional information.
For fiscal 2012, the increase in revenue of $4.9 million resulted from:
(in thousands)
Rent in Fiscal 2012 primarily from properties acquired and development projects placed in service in fiscal year 2011 in excess of that received in 2011 from the same properties	$2,342
Rent primarily from properties acquired and development projects placed in service in fiscal year 2012	4,707
Decrease in rental income on stabilized properties due primarily to a decrease in occupancy	(1,511)
Decrease in rental income on stabilized properties due to changes within the assisted living portfolio in the commercial healthcare segment(1)	(2,200)
Net change in tenant concessions and straight line rent	1,564
$4,902
(1)	Decrease in rent was offset by $2.2 million decrease in expense. See analysis of commercial healthcare NOI on page 57 of the MD&A for additional information.
As illustrated above, the majority of the increase in our gross revenue for fiscal years 2013 and 2012 ($17.0 million and $7.0 million respectively) resulted from the addition of new income-producing real estate properties to the IRET Properties' portfolio. Rental revenue from stabilized properties increased in fiscal year 2013 by $1.8 million and decreased in fiscal year 2012 by $3.7 million. For the next 12 months, we continue to look to acquisitions and development of new properties and recovery in our stabilized portfolio to be the most significant factors in any increases in our revenues and ultimately our net income. However, identifying attractive acquisition possibilities remains a continuing challenge.
Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 9.9% to $62.0 million in fiscal year 2013, compared to $56.4 million in fiscal year 2012. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements.
Depreciation/amortization related to real estate investments increased by 2.4% to $56.4 million in fiscal year 2012, compared to $55.1 million in fiscal year 2011. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements.
Utilities.  Utilities increased by 9.9% to $19.2 million in fiscal year 2013, compared to $17.4 million in fiscal year 2012. This increase was primarily attributable to the addition of new income-producing real estate properties which added $1.2 million in utility expense in fiscal 2013 compared to fiscal 2012. Utilities at stabilized properties increased by approximately $573,000 in fiscal year 2013, primarily due to the effect of milder weather on heating costs in the prior period.

Utilities decreased by 3.2% to $17.4 million in fiscal year 2012, compared to $18.0 million in fiscal year 2011. This decrease was primarily attributable to the effect of milder weather on heating costs in fiscal year 2012 as compared to the prior year.
Maintenance.  Maintenance expenses increased by 10.9% to $29.2 million in fiscal year 2013, compared to $26.4 million in fiscal year 2012. The addition of new income-producing real estate properties accounted for approximately half of this increase. The remainder of the increase was due to increased snow removal costs at stabilized properties compared to the prior year.
Maintenance expenses decreased by 9.0% to $26.4 million in fiscal year 2012, compared to $29.0 million in fiscal year 2011. This decrease was primarily attributable to reduced snow removal costs at stabilized properties compared to the prior year.
Real Estate Taxes.  Real estate taxes increased by 8.9% to $34.4 million in fiscal year 2013, compared to $31.6 million in fiscal year 2012. The addition of new income-producing real estate properties accounted for approximately half of this increase. The remainder of the increase was due to increased real estate taxes at stabilized properties compared to the prior year.
Real estate taxes increased by 3.1% to $31.6 million in fiscal year 2012, compared to $30.6 million in fiscal year 2011. This increase was primarily attributable to the addition of new income-producing real estate properties.
Insurance.  Insurance expense increased by 12.1% to $3.9 million in fiscal year 2013, compared to $3.5 million in fiscal year 2012. This increase was primarily attributable to the addition of new income-producing real estate properties.
Insurance expense increased by 55.2% to $3.5 million in fiscal year 2012, compared to $2.3 million in fiscal year 2011. This increase was primarily due to the addition of new income-producing real estate properties and a change in estimate for the Company's self-insurance reserve.
Property Management Expenses.  Property management expenses decreased by 17.4% to $15.4 million in fiscal year 2013, compared to $18.7 million in fiscal year 2012. This decrease was primarily due to the restructuring of the Company's assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold its wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expense category of the Company's statements.
Property management expenses decreased by 8.3% to $18.7 million in fiscal year 2012, compared to $20.3 million in fiscal year 2011. This decrease was primarily due to the restructuring of the Company's assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold its wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expense category of the Company's statements.
Other Property Expenses.  Other property expense, consisting of bad debt provision expense, increased by 809.9% to $1.0 million in fiscal year 2013, compared to approximately $142,000 of revenue in fiscal year 2012. In fiscal 2012 approximately $715,000 was received in the bankruptcy settlement of a former tenant. The remainder of the change from fiscal year 2012 to fiscal year 2013 was due to increased bad debt write-offs in fiscal year 2013.
Other property expense decreased by 121.4%, resulting in revenue of approximately $142,000 in fiscal year 2012, compared to approximately $665,000 of expense in fiscal year 2011. In fiscal 2012 approximately $715,000 was received in the bankruptcy settlement of a former tenant.

Administrative Expenses.  Administrative expenses increased by 18.1% to $7.9 million in fiscal year 2013, compared to $6.7 million in fiscal year 2012. This increase was primarily due to an increase of approximately $407,000 in salary expense related to high labor costs in our energy-impacted markets, $467,000 in executive bonus expense per the compensation plan and an increase of approximately $317,000 in health insurance costs in fiscal

Advisory and Trustee Services.  Advisory and trustee services expense decreased by 14.1% to $590,000 in fiscal year 2013, compared to $687,000 in fiscal year 2012. Advisory and trustee services expense increased by 13.6% to $687,000 in fiscal year 2012, compared to $605,000 in fiscal year 2011. These changes in advisory and trustee services expense were primarily due to changes in the composition of the board of trustees.
Other Expenses.  Other expenses increased 14.5% to $2.2 million in fiscal year 2013, compared to $1.9 million in fiscal year 2012. This increase was primarily due to increases in securities issuance and registration expenses.
Other expenses increased 8.6% to $1.9 million in fiscal year 2012, compared to $1.7 million in fiscal year 2011. This increase was primarily attributable to an increase in acquisition fees of approximately $363,000 in fiscal year 2012 as compared to fiscal year 2011, due to increased acquisition activity. This increase was partially offset by decreases in legal and other operating expenses.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments increased 1.8% in fiscal year 2013 to $3.3 million, compared to $3.2 million in fiscal year 2012, primarily due to the amortization  of new leasing commissions.
Amortization related to non-real estate investments increased 20.0% in fiscal year 2012 to $3.2 million, compared to $2.7 million in fiscal year 2011, primarily due to the amortization of new leasing commissions.
Impairment of Real Estate Investments.  During fiscal year 2013, the Company incurred a loss of approximately $305,000 due to the impairment of a commercial retail property. See Note 2 of the Notes to Consolidated Financial Statements in this report for additional information.
Gain on Involuntary Conversion.  During fiscal years 2013 and 2012, the Company recognized gains on involuntary conversion of $5.1 million and approximately $274,000, respectively. See Note 2 of the Notes to Consolidated Financial Statements in this report for additional information.
Interest Expense.  Our mortgage interest expense increased approximately $525,000, or 0.9%, to $60.1 million during fiscal year 2013, compared to $59.6 million in fiscal year 2012. Mortgage interest expense for properties newly acquired in fiscal years 2013 and 2012 added $3.8 million to our total mortgage interest expense in fiscal year 2013, while mortgage interest expense on existing properties decreased $3.2 million. The decrease in mortgage interest expense is due to loan payoffs and refinancings in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on our line of credit, which totaled approximately $980,000 and $2.4 million in fiscal year 2013 and 2012, respectively. Mortgage interest expense and interest expense on our line of credit are all components of "Interest expense" on our Condensed Consolidated Statements of Operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit and construction loans) was 5.55% as of April 30, 2013 and 5.78% as of April 30, 2012. Our mortgage debt on April 30, 2013 increased approximately $517,000 0.0% from April 30, 2012. Mortgage debt does not include our multi-bank line of credit or our construction loans which appear on our Condensed Consolidated Balance Sheets in "Revolving line of credit" and "Other," respectively.
In addition to IRET's mortgage interest expense, the Company incurs interest expense for a line of credit, construction loans, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For fiscal years 2013, 2012 and 2011 these amounts were $2.8 million, $4.5 million and $2.9 million, respectively, for a total interest expense for fiscal years 2013, 2012 and 2011 of $62.9 million, $64.1 million and $64.0 million. Interest expense on the line of credit decreased by $1.5 million in fiscal year 2013 as compared to the prior year due to the pay down of the line of credit with part of the proceeds from the Series B Preferred offering. Interest expense on the line of credit increased by $1.4 million in fiscal year 2012 as compared to fiscal year 2011 due to increased borrowings on the line of credit to fund acquisitions and development projects.
Interest Income and Other Income.  The Company recorded interest income in fiscal years 2013, 2012 and 2011 of approximately $222,000, $148,000 and $259,000, respectively.  The change in interest income was due to changes in the amounts deposited in interest-bearing accounts and changes in the interest rate earned.

Other income consists of  real estate tax appeal refunds and other miscellaneous income.  The Company earned other income in fiscal years 2013, 2012 and 2011 of approximately $526,000, $638,000 and $282,000, respectively.
Income from Discontinued Operations.  Income from discontinued operations was $7.0 million in fiscal year 2013, compared to a loss of approximately $57,000 in fiscal year 2012 and income of $20.0 million in fiscal year 2011. The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During fiscal year 2013, the Company disposed of five properties and four condominium units. There were no properties classified as held for sale at April 30, 2013. During fiscal year 2012, the Company disposed of  two properties. During fiscal year 2011, the Company disposed of six properties and one patio home. The Company realized a gain on sale of real estate, land and other investments for fiscal year 2013 of approximately $6.9 million. This compares to an approximately $349,000 gain on sale of real estate recognized in fiscal year 2012 and $19.4 million recognized in fiscal year 2011. Properties sold in fiscal years 2013 and 2012 are detailed below in the section captioned "Property Dispositions." See Note 12 of the Notes to Consolidated Financial Statements in this report for further information on discontinued operations.
Net Income.  Net income available to common shareholders for fiscal year 2013 was $16.3 million, compared to $5.8 million in fiscal year 2012 and $17.7 million in fiscal year 2011. The increase in net income in fiscal year 2013 as compared to fiscal year 2012 was primarily due to an increase in the gain on involuntary conversion and the gain on sale of discontinued operations.  The decrease in net income in fiscal year 2012 as compared to fiscal year 2011 was primarily due to a higher gain on sale of discontinued operations in the prior year. On a per common share basis, net income was $.17 per common share in fiscal year 2013, compared to $.07 per common share in fiscal year 2012 and $.22 in fiscal year 2011.
Net Operating Income
Net Operating Income ("NOI") is a non-GAAP measure which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.
The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for fiscal years 2013, 2012 and 2011.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 11 of the Notes to Consolidated Financial Statements in this report.
The tables also show net operating income by reportable operating segment on a stabilized property and non-stabilized property basis. Stabilized properties are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for commercial office, healthcare, industrial and retail properties.  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income. Management believes that measuring performance on a stabilized property basis is useful to investors because it enables evaluation of how the Company's properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from stabilized properties, since changes from one fiscal year to another in real estate revenue and expenses from non-stabilized properties are due to the addition of those properties to the Company's real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of the Company's real estate portfolio.

2013 Annual Report

Fiscal Year 2013 Compared to Fiscal Year 2012

All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in fiscal year 2013 compared to fiscal year 2012.
	(in thousands, except percentages)
	Years Ended April 30
	2013	2012	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$236,701	$233,928	$2,773	1.2%
Non-stabilized(1)	22,705	5,150	17,555	340.9%
Total	$259,406	$239,078	$20,328	8.5%

Real estate expenses
Stabilized	$96,106	$95,987	$119	0.1%
Non-stabilized(1)	7,026	1,401	5,625	401.5%
Total	$103,132	$97,388	$5,744	5.9%

Gain on involuntary conversion
Stabilized	$1,232	$274	$958	349.6%
Non-stabilized(1)	3,852	0	3,852	n/a
Total	$5,084	$274	$4,810	1755.5%

Net operating income
Stabilized	$141,827	$138,215	$3,612	2.6%
Non-stabilized(1)	19,531	3,749	15,782	421.0%
Total	$161,358	$141,964	$19,394	13.7%
Depreciation/amortization	(65,270)	(59,642)
Administrative, advisory and trustee services	(8,494)	(7,381)
Other expenses	(2,173)	(1,898)
Impairment of real estate investments	(305)	0
Interest expense	(62,900)	(64,066)
Interest and other income	748	786
Income from continuing operations	22,964	9,763
Income (loss) from discontinued operations(2)	7,008	(57)
Net income	$29,972	$9,706

(1)	NON-STABILIZED PROPERTIES CONSIST OF THE FOLLOWING PROPERTIES (RE-DEVELOPMENT AND IN-SERVICE DEVELOPMENT PROPERTIES ARE LISTED IN BOLD TYPE):
FY2013 -	MULTI-FAMILY RESIDENTIAL -
ASHLAND, GRAND FORKS, ND; CHATEAU I, MINOT, ND; COLONY, LINCOLN, NE; COTTAGE WEST TWIN HOMES, SIOUX FALLS, SD; EVERGREEN II, ISANTI, MN; FIRST AVENUE, MINOT, ND; GABLES TOWNHOMES, SIOUX FALLS, SD; GRAND GATEWAY, ST CLOUD, MN; LAKESIDE VILLAGE, LINCOLN, NE; PONDS AT HERITAGE PLACE, SARTELL, MN; QUARRY RIDGE II, ROCHESTER, MN; REGENCY PARK ESTATES, ST CLOUD, MN; VILLA WEST, TOPEKA, KS; WHISPERING RIDGE, OMAHA, NE AND WILLISTON GARDEN, WILLISTON, ND.
TOTAL NUMBER OF UNITS, 1,953.

COMMERCIAL HEALTHCARE -
EDINA 6525 DREW AVENUE, EDINA, MN; JAMESTOWN MEDICAL OFFICE BUILDING, JAMESTOWN, ND; SPRING CREEK AMERICAN FALLS, AMERICAN FALLS, ID; SPRING CREEK SODA SPRINGS, SODA SPRINGS, ID; SPRING CREEK EAGLE, EAGLE, ID; SPRING CREEK MERIDIAN, MERIDIAN, ID; SPRING CREEK OVERLAND, BOISE, ID; SPRING CREEK BOISE, BOISE, ID; SPRING CREEK USTICK, MERIDIAN, ID AND TRINITY AT PLAZA 16, MINOT, ND.
TOTAL RENTABLE SQUARE FOOTAGE, 223,192.

	COMMERCIAL INDUSTRIAL -	MINOT IPS, MINOT, ND. TOTAL RENTABLE SQUARE FOOTAGE, 27,698.
	COMMERCIAL RETAIL -	ARROWHEAD FIRST INTERNATIONAL BANK, MINOT, ND. TOTAL RENTABLE SQUARE FOOTAGE, 3,702.

2013 Annual Report

FY2012 -	MULTI-FAMILY RESIDENTIAL -
ASHLAND, GRAND FORKS, ND; CHATEAU I, MINOT, ND; COTTAGE WEST TWIN HOMES, SIOUX FALLS, SD; EVERGREEN II, ISANTI, MN; GABLES TOWNHOMES, SIOUX FALLS, SD; GRAND GATEWAY, ST CLOUD, MN; REGENCY PARK ESTATES, ST CLOUD, MN; VILLA WEST, TOPEKA, KS; AND WILLISTON GARDEN, WILLISTON, ND.
TOTAL NUMBER OF UNITS, 561.

COMMERCIAL HEALTHCARE -
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
2013 DISPOSITIONS AND PROPERTIES HELD FOR SALE – CANDLELIGHT, GEORGETOWN SQUARE CONDOMINIUMS, KENTWOOD THOMASVILLE FURNITURE, PRAIRIEWOOD MEADOWS, STEVENS POINT AND TERRACE ON THE GREEN.
2012 DISPOSITIONS AND PROPERTIES HELD FOR SALE – LIVINGSTON PAMIDA, EAST GRAND STATION, GEORGETOWN SQUARE CONDOMINIUMS AND KENTWOOD THOMASVILLE FURNITURE.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $3.1 million in the twelve  months ended April 30, 2013 compared to the same period in the prior fiscal year. The continued levels of high occupancy allowed for rental rate increases of approximately $2.4 million. The remainder of the real estate revenue increase is attributable to a decrease of $400,000 in allowances and concessions and an increase of $263,000 in other fee revenue items.
Real estate expenses at stabilized properties decreased by $356,000  in the twelve  months ended April 30, 2013 compared to the same period in the prior fiscal year. Real estate taxes increased by $371,000; utilities expense increased by $288,000 and insurance expense increased by $132,000. These increases in expenses were offset by a decrease in property management expenses of $1,065,000 and a combined decrease in maintenance and other property expenses of $82,000 for a net decrease in overall expenses of $356,000. The decrease in property management expenses is attributable to recoverable allocations of internal management fees as compared to prior periods.

	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$72,948	$69,883	$3,065	4.4%
Non-stabilized	17,811	2,617	15,194	580.6%
Total	$90,759	$72,500	$18,259	25.2%

Real estate expenses
Stabilized	$32,445	$32,801	$(356)	(1.1%)
Non-stabilized	6,271	1,104	5,167	468.0%
Total	$38,716	$33,905	$4,811	14.2%

Gain on involuntary conversion
Stabilized	$0	$0	$0	n/a
Non-stabilized	3,852	0	3,852	n/a
Total	$3,852	$0	$3,852	n/a

Net operating income
Stabilized	$40,503	$37,082	$3,421	9.2%
Non-stabilized	15,392	1,513	13,879	917.3%
Total	$55,895	$38,595	$17,300	44.8%

2013 Annual Report

Occupancy	2013	2012
Stabilized	94.7%	94.2%
Non-stabilized	94.5%	85.4%
Total	94.6%	93.7%

Number of Units	2013	2012
Stabilized	8,327	8,333
Non-stabilized	1,953	561
Total	10,280	8,894

Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by $2.8 million in the twelve months ended April 30, 2013 compared to the same period from the prior fiscal year. Real estate rentals increased by $1.2 million and tenant reimbursements increased by $1.6 million due to an increase in occupancy and increased recoverable operating expenses.
Real estate expenses at stabilized properties increased by 9.0%, or $3.1 million in the twelve months ended April 30, 2013 compared to the same period from the prior fiscal year. The increase was primarily due to an increase in real estate taxes of $741,000; an increase in property management expense of $917,000; an increase in maintenance expenses of $973,000 and an increase of $498,000 in other expense items. The increase in property management expenses is attributable to recoverable allocations of internal management fees as compared to prior periods, while the increase in maintenance expenses is primarily due to increased snow removal costs.
	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$77,162	$74,334	$2,828	3.8%
Non-stabilized	0	0	0	n/a
Total	$77,162	$74,334	$2,828	3.8%

Real estate expenses
Stabilized	$37,946	$34,816	$3,130	9.0%
Non-stabilized	0	0	0	n/a
Total	$37,946	$34,816	$3,130	9.0%

Net operating income
Stabilized	$39,216	$39,518	$(302)	(0.8%)
Non-stabilized	0	0	0	n/a
Total	$39,216	$39,518	$(302)	(0.8%)

Occupancy	2013	2012
Stabilized	80.2%	78.6%
Non-stabilized	n/a	n/a
Total	80.2%	78.6%

Rentable Square Footage	2013	2012
Stabilized	5,063,026	5,061,212
Non-stabilized	0	0
Total	5,063,026	5,061,212

2013 Annual Report

Commercial Healthcare
Real estate revenue from stabilized properties in our commercial healthcare segment decreased by $4.7 million in the twelve months ended April 30, 2013 compared to the same period from the prior fiscal year. The decrease was primarily due to the reduction in revenue of $5.3 million at our Wyoming senior living facilities and a reduction of $367,000 in straight-line rent. These reductions in revenue were offset by an increase in percentage rent revenue of $476,000 at our Edgewood Vista senior living facilities due to a percentage rent clause that was newly effective in fiscal year 2013 and an increase in tenant reimbursements of $532,000 due to slight increases in occupancy and reimbursable expenses. The revenue reduction at our Wyoming senior living facilities (which is offset by a $5.0 million reduction in real estate expenses outlined below) is the result of the restructuring of the Company's assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold its wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expense category of the Company's statements.
Real estate expenses from stabilized properties decreased by $4.3 million in the twelve months ended April 30, 2013  compared to the same period from the prior fiscal year. A decrease of $5.0 million was the result of the portfolio restructuring discussed above. This reduction in expenses was offset by an increase in property management expenses of $615,000 and other  real estate expenses of $33,000. The increase in property management expenses is attributable to recoverable allocations of internal management fees as compared to prior periods.
	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Commercial Healthcare

Real estate revenue
Stabilized	$57,304	$61,978	$(4,674)	(7.5%)
Non-stabilized	4,671	2,533	2,138	84.4%
Total	$61,975	$64,511	$(2,536)	(3.9%)

Real estate expenses
Stabilized	$16,027	$20,353	$(4,326)	(21.3%)
Non-stabilized	752	297	455	153.2%
Total	$16,779	$20,650	$(3,871)	(18.7%)

Net operating income
Stabilized	$41,277	$41,625	$(348)	(0.8%)
Non-stabilized	3,919	2,236	1,683	75.3%
Total	$45,196	$43,861	$1,335	3.0%

Occupancy	2013	2012
Stabilized	94.6%	94.0%
Non-stabilized	95.7%	99.8%
Total	94.7%	94.4%

Rentable Square Footage	2013	2012
Stabilized	2,732,830	2,701,768
Non-stabilized	223,192	177,970
Total	2,956,022	2,879,738

2013 Annual Report

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by $374,000 in the twelve months ended April 30, 2013 compared to the same period in the prior fiscal year. The increase was primarily due to increased tenant reimbursements of $259,000 which was attributable to our Dixon Avenue Property. The increase at Dixon Avenue was the result of 90,000 square feet of previously vacant space being leased and additional expiring space that was previously leased as a gross lease renewing as a net lease which allows for the additional collections of expense reimbursements. An increase in rental revenue of $183,000 was realized due to a slight increase in occupancy while other revenue items decreased by $68,000.
Real estate expenses from stabilized properties increased  by $706,000 in the twelve  months ended April 30, 2013 compared to the same period in the prior fiscal year. The increase was primarily due to an increase in bad debt provision of $684,000 which was the result of a bad debt collection at our Brooklyn Park 7401 Boone Avenue property in the prior fiscal year.  All other expenses combined increased by $22,000.
	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$14,699	$14,325	$374	2.6%
Non-stabilized	212	0	212	n/a
Total	$14,911	$14,325	$586	4.1%

Real estate expenses
Stabilized	$4,255	$3,549	$706	19.9%
Non-stabilized	0	0	0	n/a
Total	$4,255	$3,549	$706	19.9%

Net operating income
Stabilized	$10,444	$10,776	$(332)	(3.1%)
Non-stabilized	212	0	212	n/a
Total	$10,656	$10,776	$(120)	(1.1%)

Occupancy	2013	2012
Stabilized	96.8%	95.5%
Non-stabilized	100.0%	n/a
Total	96.8%	95.5%

Rentable Square Footage	2013	2012
Stabilized	2,935,764	2,945,239
Non-stabilized	27,698	0
Total	2,963,462	2,945,239

2013 Annual Report

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by $1.2 million in the twelve  months ended April 30, 2013 compared to the same period of the prior fiscal year. The increase was due primarily to a $488,000  increase in real estate rentals with the remaining increase of $692,000  being attributable to tenant reimbursements. Increased occupancy and stabilization of our Minot Arrowhead Shopping Center post-flood accounted for $442,000  of the increase in real estate revenue. Increased occupancy at our Rochester Maplewood Square property resulted in increased real estate revenue of $292,000 as well.
Real estate expenses from stabilized properties increased by $965,000, primarily due to an increase in maintenance expense of $633,000; an increase in real estate taxes of $167,000  and an increase in other expenses combined of $165,000. The increase in maintenance expenses was primarily due to more general maintenance items being completed and an increase in snow removal.
	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$14,588	$13,408	$1,180	8.8%
Non-stabilized	11	0	11	n/a
Total	$14,599	$13,408	$1,191	8.9%

Real estate expenses
Stabilized	$5,433	$4,468	$965	21.6%
Non-stabilized	3	0	3	n/a
Total	$5,436	$4,468	$968	21.7%

Gain on involuntary conversion
Stabilized	$1,232	$274	$958	349.6%
Non-stabilized	0	0	0	n/a
Total	$1,232	$274	$958	349.6%

Net operating income
Stabilized	$10,387	$9,214	$1,173	12.7%
Non-stabilized	8	0	8	n/a
Total	$10,395	$9,214	$1,181	12.8%

Occupancy	2013	2012
Stabilized	86.5%	87.1%
Non-stabilized	100.0%	n/a
Total	86.5%	87.1%

Rentable Square Footage	2013	2012
Stabilized	1,395,632	1,392,133
Non-stabilized	3,702	0
Total	1,399,334	1,392,133

2013 Annual Report

Fiscal Year 2012 Compared to Fiscal Year 2011

All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in fiscal year 2012 compared to fiscal year 2011.
	(in thousands, except percentages)
	Years Ended April 30
	2012	2011	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$229,025	$231,164	$(2,139)	(0.9%)
Non-stabilized(1)	10,053	3,012	7,041	233.8%
Total	$239,078	$234,176	$4,902	2.1%

Real estate expenses
Stabilized	$94,942	$100,270	$(5,328)	(5.3%)
Non-stabilized(1)	2,446	611	1,835	300.3%
Total	$97,388	$100,881	$(3,493)	(3.5%)

Gain on involuntary conversion
Stabilized	$274	$0	$274	n/a
Non-stabilized(1)	0	0	0	n/a
Total	$274	$0	$274	n/a

Net operating income
Stabilized	$134,357	$130,894	$3,463	2.6%
Non-stabilized(1)	7,607	2,401	5,206	216.8%
Total	$141,964	$133,295	$8,669	6.5%
Depreciation/amortization	(59,642)	(57,759)
Administrative, advisory and trustee services	(7,381)	(7,222)
Other expenses	(1,898)	(1,747)
Interest expense	(64,066)	(62,735)
Interest and other income	786	541
Income from continuing operations	9,763	4,373
(Loss) income from discontinued operations(2)	(57)	19,978
Net income	$9,706	$24,351

(1)	NON-STABILIZED PROPERTIES CONSIST OF THE FOLLOWING PROPERTIES (REDEVELOPMENT AND IN-SERVICE DEVELOPMENT PROPERTIES ARE LISTED IN BOLD TYPE):
FY2012 -	MULTI-FAMILY RESIDENTIAL -
ASHLAND, GRAND FORKS, ND; CHATEAU, MINOT, ND; COTTAGE WEST TWIN HOMES, SIOUX FALLS, SD; EVERGREEN II, ISANTI, MN; GABLES TOWNHOMES, SIOUX FALLS, SD; GRAND GATEWAY, ST CLOUD, MN; NORTH POINTE II, BISMARCK, ND; REGENCY PARK ESTATES, ST CLOUD, MN; SIERRA VISTA, SIOUX FALLS, SD AND WILLISTON GARDEN, WILLISTON, ND.
TOTAL NUMBER OF UNITS, 629.

	COMMERCIAL OFFICE -	FIRST AVENUE BUILDING, MINOT, ND AND OMAHA 10802 FARNAM DRIVE, OMAHA, NE. TOTAL RENTABLE SQUARE FOOTAGE, 63,001.
COMMERCIAL HEALTHCARE -
BILLINGS 2300 GRANT ROAD, BILLINGS, MT; EDGEWOOD VISTA-MINOT, MINOT, ND; EDINA 6525 DREW AVENUE, EDINA, MN; MISSOULA 3050 GREAT NORTHERN AVENUE, MISSOULA, MT; SPRING CREEK AMERICAN FALLS, AMERICAN FALLS, ID; SPRING CREEK SODA SPRINGS, SODA SPRINGS, ID; SPRING CREEK EAGLE, EAGLE, ID; SPRING CREEK MERIDIAN, MERIDIAN, ID; SPRING CREEK OVERLAND, BOISE, ID; SPRING CREEK BOISE, BOISE, ID; SPRING CREEK USTICK, MERIDIAN, ID AND TRINITY AT PLAZA 16, MINOT, ND
TOTAL RENTABLE SQUARE FOOTAGE, 315,818.

	COMMERCIAL INDUSTRIAL -	FARGO 1320 45TH STREET NORTH, FARGO, ND. TOTAL RENTABLE SQUARE FOOTAGE, 42,244.
	COMMERCIAL RETAIL -	MINOT 1400 31ST AVE, MINOT, ND. TOTAL RENTABLE SQUARE FOOTAGE, 48,960.

2013 Annual Report

FY2011 -	MULTI-FAMILY RESIDENTIAL -	CHATEAU, MINOT, ND; NORTH POINTE II, BISMARCK, ND AND SIERRA VISTA, SIOUX FALLS, SD. TOTAL NUMBER OF UNITS, 132.
	COMMERCIAL OFFICE -	FIRST AVENUE BUILDING, MINOT, ND AND OMAHA 10802 FARNAM DRIVE, OMAHA, NE. TOTAL RENTABLE SQUARE FOOTAGE, 63,001.
	COMMERCIAL HEALTHCARE -	BILLINGS 2300 GRANT ROAD, BILLINGS, MT; EDGEWOOD VISTA-MINOT, MINOT, ND AND MISSOULA 3050 GREAT NORTHERN AVENUE, MISSOULA, MT . TOTAL RENTABLE SQUARE FOOTAGE, 137,848.
	COMMERCIAL INDUSTRIAL -	FARGO 1320 45TH STREET NORTH, FARGO, ND. TOTAL RENTABLE SQUARE FOOTAGE, 42,244.
	COMMERCIAL RETAIL -	MINOT 1400 31ST AVE, MINOT, ND. TOTAL RENTABLE SQUARE FOOTAGE, 47,709.

(2)	DISCONTINUED OPERATIONS INCLUDE GAIN ON DISPOSALS AND INCOME FROM OPERATIONS FOR:
2013 DISPOSITIONS AND PROPERTIES HELD FOR SALE – CANDLELIGHT, GEORGETOWN SQUARE CONDOMINIUMS, KENTWOOD THOMASVILLE FURNITURE, PRAIRIEWOOD MEADOWS, STEVENS POINT AND TERRACE ON THE GREEN.
2012 DISPOSITIONS AND PROPERTIES HELD FOR SALE – LIVINGSTON PAMIDA, EAST GRAND STATION, GEORGETOWN SQUARE CONDOS AND KENTWOOD THOMASVILLE FURNITURE.
2011 DISPOSITIONS – MIRAMONT APARTMENTS, NEIGHBORHOOD APARTMENTS, PINECONE APARTMENTS, WACONIA, DAKOTA HILL, EDGEWOOD VISTA FARGO AND LADYSMITH PAMIDA.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by approximately $4.8 million in fiscal year 2012 compared to fiscal year 2011. Approximately $2.8 million of this increase was due to increased occupancy across our multifamily portfolio; increased occupancy allowed for rental rate increases of approximately $1.1 million of additional revenue in this segment in fiscal year 2012 compared to fiscal year 2011. The remainder of the real estate revenue increase is attributable to a decrease of $396,000 in allowances and concessions and an increase of $450,000 in other fee revenue items.
Real estate expenses at stabilized properties decreased by $394,000 in fiscal year 2012 compared to fiscal year 2011.  The mild winter season permitted overall lower utilities usage for a reduction in expense of approximately $42,000, and reduced snow removal expenses by $500,000. Additionally, of the $394,000 decrease in real estate expenses in this segment in fiscal year 2012 compared to fiscal year 2011, approximately $309,000 was due to lower property management expense, which includes lower fees to third party managers, savings from the Company's internal management initiative and less bad debt write-off. These decreases in expenses were offset by an increase in insurance expense of $435,000 and an increase in losses not covered by insurance due to deductible levels of $324,000. Other expense items decreased by $303,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$69,292	$64,471	$4,821	7.5%
Non-stabilized	3,208	758	2,450	323.2%
Total	$72,500	$65,229	$7,271	11.1%

Real estate expenses
Stabilized	$32,486	$32,880	$(394)	(1.2%)
Non-stabilized	1,419	336	1,083	322.3%
Total	$33,905	$33,216	$689	2.1%

Net operating income
Stabilized	$36,806	$31,591	$5,215	16.5%
Non-stabilized	1,789	422	1,367	323.9%
Total	$38,595	$32,013	$6,582	20.6%

2013 Annual Report

Occupancy	2012	2011
Stabilized	94.2%	92.9%
Non-stabilized	86.8%	93.9%
Total	93.7%	92.9%

Number of Units	2012	2011
Stabilized	8,265	8,262
Non-stabilized	629	132
Total	8,894	8,394

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
	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$72,995	$77,257	$(4,262)	(5.5%)
Non-stabilized	1,339	490	849	173.3%
Total	$74,334	$77,747	$(3,413)	(4.4%)

Real estate expenses
Stabilized	$34,256	$35,855	$(1,599)	(4.5%)
Non-stabilized	560	200	360	180.0%
Total	$34,816	$36,055	$(1,239)	(3.4%)

Net operating income
Stabilized	$38,739	$41,402	$(2,663)	(6.4%)
Non-stabilized	779	290	489	168.6%
Total	$39,518	$41,692	$(2,174)	(5.2%)

Occupancy	2012	2011
Stabilized	78.4%	79.5%
Non-stabilized	98.7%	98.7%
Total	78.6%	79.7%

Rentable Square Footage	2012	2011
Stabilized	4,998,211	4,998,572
Non-stabilized	63,001	63,001
Total	5,061,212	5,061,573

2013 Annual Report

Commercial Healthcare
Real estate revenue from stabilized properties in our commercial healthcare segment decreased by approximately $3.7 million in fiscal year 2012 compared to fiscal year 2011.  The decrease was primarily due to a reduction in revenue of $2.2 million at our Wyoming senior living facilities following the sale of our TRS and a change to a triple net lease structure in December 2011. The decrease was also due to a reduction of $1.9 million in scheduled rent at some assisted living facilities, following amendment of the leases to shorten terms and remove purchase options. Lower occupancy also decreased revenue by approximately $799,000, offset by an increase in straight line rent of $1.5 million and an increase in other revenue items of $233,000.
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
	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Commercial Healthcare

Real estate revenue
Stabilized	$60,026	$63,717	$(3,691)	(5.8%)
Non-stabilized	4,485	1,162	3,323	286.0%
Total	$64,511	$64,879	$(368)	(0.6%)

Real estate expenses
Stabilized	$20,337	$22,420	$(2,083)	(9.3%)
Non-stabilized	313	23	290	1,260.9%
Total	$20,650	$22,443	$(1,793)	(8.0%)

Net operating income
Stabilized	$39,689	$41,297	$(1,608)	(3.9%)
Non-stabilized	4,172	1,139	3,033	266.3%
Total	$43,861	$42,436	$1,425	3.4%

Occupancy	2012	2011
Stabilized	93.7%	95.7%
Non-stabilized	99.9%	100.0%
Total	94.4%	95.9%

Rentable Square Footage	2012	2011
Stabilized	2,563,920	2,541,407
Non-stabilized	315,818	137,848
Total	2,879,738	2,679,255

2013 Annual Report

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
	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$13,884	$12,797	$1,087	8.5%
Non-stabilized	441	368	73	19.8%
Total	$14,325	$13,165	$1,160	8.8%

Real estate expenses
Stabilized	$3,543	$4,321	$(778)	(18.0%)
Non-stabilized	6	7	(1)	(14.3%)
Total	$3,549	$4,328	$(779)	(18.0%)

Net operating income
Stabilized	$10,341	$8,476	$1,865	22.0%
Non-stabilized	435	361	74	20.5%
Total	$10,776	$8,837	$1,939	21.9%

Occupancy	2012	2011
Stabilized	95.4%	90.0%
Non-stabilized	100.0%	100.0%
Total	95.5%	90.1%

Rentable Square Footage	2012	2011
Stabilized	2,902,995	2,936,235
Non-stabilized	42,244	42,244
Total	2,945,239	2,978,479

2013 Annual Report

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
	(in thousands, except percentages)
	Years Ended April 30,
	2012	2011	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$12,828	$12,922	$(94)	(0.7%)
Non-stabilized	580	234	346	147.9%
Total	$13,408	$13,156	$252	1.9%

Real estate expenses
Stabilized	$4,320	$4,794	$(474)	(9.9%)
Non-stabilized	148	45	103	228.9%
Total	$4,468	$4,839	$(371)	(7.7%)

Gain on involuntary conversion
Stabilized	$274	$0	$274	n/a
Non-stabilized	0	0	0	n/a
Total	$274	$0	$274	n/a

Net operating income
Stabilized	$8,782	$8,128	$654	8.0%
Non-stabilized	432	189	243	128.6%
Total	$9,214	$8,317	$897	10.8%

Occupancy	2012	2011
Stabilized	86.6%	83.2%
Non-stabilized	100.0%	53.6%
Total	87.1%	82.2%

Rentable Square Footage	2012	2011
Stabilized	1,343,173	1,342,655
Non-stabilized	48,960	47,709
Total	1,392,133	1,390,364

2013 Annual Report

Comparison of Results from Commercial and Residential Properties
The following table presents an analysis of the relative investment in (corresponding to "Property owned" on the balance sheet, i.e., cost), and net operating income of, our commercial and multi-family residential properties over the past three fiscal years:

	(in thousands, except percentages)
Fiscal Years Ended April 30	2013	%	2012	%	2011	%
Real Estate Investments – (cost before depreciation)
Multi-Family Residential	$659,696	32.4%	$539,783	28.5%	$484,815	27.4%
Commercial Office	613,775	30.2%	605,318	32.0%	595,491	33.6%
Commercial Healthcare	501,191	24.7%	500,268	26.4%	447,831	25.3%
Commercial Industrial	125,772	6.2%	119,002	6.3%	117,602	6.6%
Commercial Retail	132,536	6.5%	127,638	6.8%	125,059	7.1%
Total	$2,032,970	100.0%	$1,892,009	100.0%	$1,770,798	100.0%
Net Operating Income
Multi-Family Residential	$55,895	34.7%	$38,595	27.2%	$32,013	24.0%
Commercial Office	39,216	24.3%	39,518	27.8%	41,692	31.3%
Commercial Healthcare	45,196	28.0%	43,861	30.9%	42,436	31.8%
Commercial Industrial	10,656	6.6%	10,776	7.6%	8,837	6.6%
Commercial Retail	10,395	6.4%	9,214	6.5%	8,317	6.3%
Total	$161,358	100.0%	$141,964	100.0%	$133,295	100.0%

Analysis of Commercial Segments' Credit Risk and Leases
Credit Risk
The following table lists our top ten commercial tenants on April 30, 2013, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of April 1, 2013. Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 13.2% of our total commercial segments' minimum rents as of April 1, 2013.
As of April 30, 2013, 62 of our 182 commercial properties, including all 20 of our Edgewood Vista properties, all 7 of our Idaho Spring Creek senior housing properties, and all 5 of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.
We regularly monitor the relative credit risk of our significant tenants, including our triple net tenants. The metrics the Company uses to evaluate a significant tenant's liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates, and include the tenant's credit history and economic conditions related to the tenant, its operations and the markets in which it operates, that may change over time. Prior to signing a lease with a tenant, the Company generally assesses the prospective tenant's credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged (e.g., higher risk tenants will be charged higher rent). Over the course of a lease, the Company's property management and asset management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit, receive tenant financial information for periodic review, or review publicly-available financial statements, in the case of public company tenants or non-profit entities, such as hospital systems, whose financial statements are required to be filed with state agencies. Through these means the Company monitors tenant credit quality.

Lessee	% of Total Commercial Segments Minimum Rents as of April 1, 2013
Affiliates of Edgewood Vista	13.2%
St. Luke's Hospital of Duluth, Inc.	3.5%
Fairview Health Services	3.4%
Applied Underwriters	2.3%
HealthEast Care System	1.6%
Affiliates of Siemens USA	1.3%
Nebraska Orthopaedic Hospital	1.3%
Arcadis Corporate Services, Inc.	1.2%
Microsoft (NASDAQ: MSFT)	1.2%
State of ID Dept of Health & Welfare	1.1%
All Others	69.9%
Total Monthly Commercial Rent as of April 1, 2013	100.0%

Commercial Leasing Activity
During Fiscal 2013, we executed new and renewal commercial leases for our stabilized rental properties on 1,010,136 square feet. As a result of our leasing efforts, occupancy in our stabilized commercial portfolio increased to 88.2% as of April 30, 2013, up from 87.1% as of April 30, 2012.
The total leasing activity for our stabilized commercial  rental properties, expressed in square feet of leases signed during the period, and the resulting physical occupancy levels are as follows for the years ended April 30, 2013 and 2012 respectively.
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1) (2)		Total Square Feet of Leases Executed(1)		Physical Occupancy
							Fiscal Year Ended April 30,
Segments	2013	2012	2013	2012	2013	2012	2013	2012
Office	263,799	324,633	399,399	522,656	663,198	847,289	80.2%	78.6%
Healthcare	51,126	98,987	55,718	41,463	106,844	140,450	94.6%	94.0%
Industrial	36,982	144,833	23,572	526,576	60,554	671,409	96.8%	95.5%
Retail	92,662	84,634	86,878	110,832	179,540	195,466	86.5%	87.1%
Total	444,569	653,087	565,567	1,201,527	1,010,136	1,854,614	88.2%	87.1%
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

(2)	Leases renewed include the retained occupancy of tenants on a month-to-month basis past their original lease expiration date.
New Leases
The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our stabilized commercial rental properties during the years ended April 30, 2013 and 2012, respectively:
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	263,799	324,633	5.5	4.5	$14.53	$11.51	$14.24	$11.36	$5.34	$4.01
Healthcare	51,126	98,987	8.2	7.5	20.14	17.35	37.99	22.88	7.06	3.27
Industrial	36,982	144,833	4.8	1.7	4.84	2.80	3.90	0.39	1.43	0.42
Retail	92,662	84,634	5.0	4.5	8.93	7.87	9.66	5.97	2.21	1.47
Total	444,569	653,087	5.9	5.0	$13.20	$9.99	$15.16	$9.97	$4.56	$2.77
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Tenant improvements and leasing commissions presented are based on square feet leased during the period.

(2)
Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments.  The increase in the average effective rental rates of new leases executed for the fiscal year ended April 30, 2013 when compared to new leases executed for the same period in the prior year is due primarily to the recovery of higher per square foot tenant improvements and leasing commissions and is not a function of significant increases in market rent.
Lease Renewals
The following table summarizes our lease renewal activity within our stabilized commercial segments for the years ended April 30, 2013 and 2012, respectively (square feet data in thousands):

	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	399,399	522,656	87.1%	73.8%	3.1	3.5	(5.3%)	5.8%	$5.89	$5.53	$4.47	$2.23
Healthcare	55,718	41,463	74.1%	23.9%	6.5	4.3	4.6%	(3.2%)	16.67	8.53	4.74	2.74
Industrial	23,572	526,576	30.9%	100.0%	3.1	3.8	(2.8%)	1.5%	0.21	0.66	0.59	0.64
Retail	86,878	110,832	72.4%	91.2%	3.4	4.0	8.6%	12.0%	1.03	0.17	0.25	0.46
Total	565,567	1,201,527	70.1%	79.4%	3.9	3.8	(2.6%)	5.0%	$5.97	$3.01	$3.69	$1.39

(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencment of rental revenue in accordance with GAAP.  Tenant improvements and leasing commissions are based on square feet leased during the period.

(2)
Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. Expiring leases where the tenant retained occupancy on a month-to-month  basis past the lease expiration date were considered to have been renewed.

(3)
Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Lease Expirations
Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space.  The following table reflects the in-service portfolio lease expiration schedule of our consolidated commercial segments properties, including square footage and annualized base rent for expiring leases, as of April 30, 2013.
Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2014(1)	209	1,777,267	16.2%	$18,575,753	14.3%
2015	137	1,233,502	11.3%	13,456,175	10.3%
2016	114	1,714,308	15.7%	18,143,439	13.9%
2017	99	1,436,680	13.1%	19,981,679	15.3%
2018	79	710,246	6.5%	11,794,092	9.1%
2019	39	968,062	8.9%	11,753,118	9.0%
2020	16	461,541	4.2%	4,688,991	3.6%
2021	20	223,328	2.1%	3,195,545	2.5%
2022	42	1,437,143	13.1%	16,268,643	12.5%
2023	10	460,613	4.2%	1,829,322	1.4%
Thereafter	31	518,177	4.7%	10,513,593	8.1%
Totals	796	10,940,867	100.0%	$130,200,350	100.0%

(1)	Includes month-to-month leases. As of April 30, 2013 month-to-month leases accounted for 417,506 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of April 1, 2013, multiplied by 12.
(3)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration.

2013 Annual Report

Information on current market rents can be difficult to obtain, is highly subjective, and is often not directly comparable between properties. Because of this, we believe the increase or decrease in effective rent on lease renewals, as previously defined, is the most objective and meaningful relationship between rents on leases expiring in the near-term and current market rents.
Property Acquisitions
IRET Properties paid approximately $135.8 million for real estate properties added to its portfolio during fiscal year 2013, compared to $97.1 million in fiscal year 2012. The fiscal year 2013 and 2012 acquisitions and development projects placed in service are detailed below.
Fiscal 2013 (May 1, 2012 to April 30, 2013)
Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
308 unit - Villa West - Topeka, KS	2012-05-08	$1,590	$15,760	$300	$17,650
232 unit - Colony - Lincoln, NE	2012-06-04	1,515	15,731	254	17,500
208 unit - Lakeside Village - Lincoln, NE	2012-06-04	1,215	15,837	198	17,250
58 unit - Ponds at Heritage Place - Sartell, MN	2012-10-10	395	4,564	61	5,020
336 unit - Whispering Ridge - Omaha, NE	2013-04-24	2,139	25,424	751	28,314
		6,854	77,316	1,564	85,734

Unimproved Land
University Commons - Williston, ND	2012-08-01	823	0	0	823
Cypress Court - St. Cloud, MN	2012-08-10	447	0	0	447
Cypress Court Apartment Development - St. Cloud, MN(1)	2012-08-10	1,136	0	0	1,136
Badger Hills - Rochester, MN(2)	2012-12-14	1,050	0	0	1,050
Grand Forks - Grand Forks, ND	2012-12-31	4,278	0	0	4,278
Minot (Southgate Lot 4) - Minot, ND	2013-01-11	1,882	0	0	1,882
Commons at Southgate - Minot, ND(3)	2013-01-22	3,691	0	0	3,691
Landing at Southgate - Minot, ND(3)	2013-01-22	2,262	0	0	2,262
Grand Forks 2150 - Grand Forks, ND	2013-03-25	1,600	0	0	1,600
Bismarck 4916 - Bismarck, ND	2013-04-12	3,250	0	0	3,250
Arcata - Golden Valley, MN	2013-04-30	2,088	0	0	2,088
		22,507	0	0	22,507

Total Property Acquisitions		$29,361	$77,316	$1,564	$108,241

(1)	Land is owned by a joint venture in which the Company has an approximately 79% interest.
(2)	Acquisition of unimproved land consisted of two parcels acquired separately on December 14 and December 20, 2012, respectively.
(3)	Land is owned by a joint venture entity in which the Company has an approximately 51% interest.

2013 Annual Report

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
159 unit - Quarry Ridge II - Rochester, MN(1)	2012-06-29	$0	$4,591	$4,591
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	2012-07-31	0	7,058	7,058
20 unit - First Avenue - Minot, ND(3)	2013-04-15	0	2,356	2,356
		0	14,005	14,005
Commercial Healthcare
26,662 sq ft Spring Wind Expansion - Laramie, WY(4)	2012-11-16	0	1,675	1,675
45,222 sq ft Jamestown Medical Office Building - Jamestown, ND(5)	2013-01-01	0	6,597	6,597
		0	8,272	8,272

Commercial Industrial
27,698 sq ft Minot IPS - Minot, ND(6)	2012-12-17	0	4,087	4,087

Commercial Retail
3,702 sq ft Arrowhead First International Bank - Minot, ND(7)	2013-03-19	0	1,165	1,165

Total Development Projects Placed in Service		$0	$27,529	$27,529
(1)
Development property placed in service June 29, 2012. Additional costs paid in fiscal years 2012 and 2011, and land acquired in fiscal year 2007, totaled $13.0 million, for a total project cost at April 30, 2013 of $17.6 million.

(2)
Development property placed in service July 31, 2012. Buildings 1 and 2 were placed in service in fiscal year 2012. Additional costs paid in fiscal year 2012 totaled $12.0 million, for a total project cost at April 30, 2013 of $19.1 million.

(3)	Redevelopment property placed in service April 15, 2013. Additional costs paid in fiscal years 2012 and 2011 totaled approximately $321,000, for a total project cost at April 30, 2013 of $2.7 million.
(4)	Expansion project placed in service November 16, 2012. Additional costs paid in fiscal year 2012 totaled $1.8 million, for a total project cost at April 30, 2013 of $3.5 million.
(5)	Development property placed in service January 1, 2013. Additional costs paid in fiscal year 2012 totaled $1.0 million, for a total project cost at April 30, 2013 of $7.6 million.
(6)	Development property placed in service December 17, 2012. Additional costs paid in fiscal year 2012 totaled $1.8 million, for a total project cost at April 30, 2013 of $5.9 million.
(7)	Development property placed in service March 19, 2013. Additional costs paid in fiscal year 2012 totaled approximately $75,000, for a total project cost at April 30, 2013 of $1.2 million

2013 Annual Report

Fiscal 2012 (May 1, 2011 to April 30, 2012)
Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
147 unit - Regency Park Estates - St. Cloud, MN	2011-08-01	$702	$10,198	$0	$10,900
50 unit - Cottage West Twin Homes - Sioux Falls, SD	2011-10-12	968	3,762	0	4,730
24 unit - Gables Townhomes - Sioux Falls, SD	2011-10-12	349	1,921	0	2,270
36 unit - Evergreen II - Isanti, MN	2011-11-01	691	2,784	0	3,475
116 unit - Grand Gateway - St. Cloud MN	2012-02-16	814	7,086	0	7,900
84 unit - Ashland - Grand Forks, ND	2012-03-16	741	7,569	0	8,310
		4,265	33,320	0	37,585

Commercial Healthcare
17,273 sq. ft Spring Creek American Falls - American Falls, ID	2011-09-01	145	3,870	55	4,070
15,571 sq. ft Spring Creek Soda Springs - Soda Springs, ID	2011-09-01	66	2,134	30	2,230
15,559 sq. ft Spring Creek Eagle - Eagle, ID	2011-09-01	263	3,775	62	4,100
31,820 sq. ft Spring Creek Meridian - Meridian, ID	2011-09-01	424	6,724	102	7,250
26,605 sq. ft Spring Creek Overland - Boise, ID	2011-09-01	687	5,941	97	6,725
16,311 sq. ft Spring Creek Boise - Boise, ID	2011-09-01	708	4,296	71	5,075
26,605 sq. ft Spring Creek Ustick - Meridian, ID	2011-09-01	467	3,833	0	4,300
Meadow Wind Land - Casper, WY	2011-09-01	50	0	0	50
3,431 sq. ft Edina 6525 Drew Ave S - Edina, MN	2011-10-13	388	117	0	505
		3,198	30,690	417	34,305

Unimproved Land
Industrial-Office Build-to-Suit - Minot, ND	2011-09-07	416	0	0	416
Renaissance Heights - Williston, ND	2012-04-11	4,600	0	0	4,600
		5,016	0	0	5,016

Total Property Acquisitions		$12,479	$64,010	$417	$76,906

2013 Annual Report

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
72 unit - Williston Garden Buildings 1 and 2 - Williston, ND(1)	2012-04-27	$700	$8,978	$9,678

Commercial Healthcare
24,795 sq. ft Trinity at Plaza 16 - Minot, ND(2)	2011-09-23	0	5,685	5,685
22,193 sq. ft Meadow Winds Addition - Casper, WY(3)	2011-12-30	0	3,952	3,952
		0	9,637	9,637

Commercial Retail
19,037 sq. ft. Jamestown Buffalo Mall - Jamestown, ND(4)	2011-06-15	0	879	879

Total Development Projects Placed in Service		$700	$19,494	$20,194
(1)	Development property placed in service April 27, 2012. Buildings 3 and 4 of this project are expected to be placed in service during the first quarter of fiscal year 2013.
(2)	Development property placed in service September 23, 2011. Additional costs paid in fiscal year 2011 totaled $3.3 million, for a total project cost at April 30, 2012 of $9.0 million.
(3)	Expansion project placed in service December 30, 2011.
(4)	Construction project placed in service June 15, 2011. Additional costs paid in fiscal year 2011 totaled $1.4 million, for a total project cost at April 30, 2012 of $2.3 million.
Property Dispositions
During fiscal year 2013, the Company disposed of three multi-family residential properties, one retail property, one healthcare property and four condominium units for an aggregate sales price of $26.3 million, compared to dispositions totaling $3.2 million in fiscal year 2012. The fiscal year 2013 and 2012 dispositions are detailed below.
Fiscal 2013 (May 1, 2012 to April 30, 2013)
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
116 unit - Terrace on the Green - Fargo, ND	2012-09-27	$3,450	$1,248	$2,202
85 unit - Prairiewood Meadows - Fargo, ND	2012-09-27	3,450	2,846	604
66 unit - Candlelight - Fargo, ND	2012-11-27	1,950	1,178	772
		8,850	5,272	3,578

Commercial Retail
16,080 sq ft Kentwood Thomasville - Kentwood, MI	2012-06-20	625	692	(67)

Commercial Healthcare
47,950 sq ft Steven's Pointe -Steven's Point, WI	2013-04-25	16,100	12,667	3,433

Other
Georgetown Square Condominiums 5 and 6	2012-06-21	330	336	(6)
Georgetown Square Condominiums 3 and 4	2012-08-02	368	421	(53)
		698	757	(59)

Total Property Dispositions		$26,273	$19,388	$6,885

2013 Annual Report

Fiscal 2012 (May 1, 2011 to April 30, 2012)
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Retail
41,200 sq ft. Livingstone Pamida - Livingston, MT	2011-08-01	$2,175	$1,586	$589
12,556 sq ft. East Grand Station – East Grand Forks, MN	2012-03-03	1,062	1,302	(240)

Total Property Dispositions		$3,237	$2,888	$349

Development and Re-Development Projects
The following tables provide additional detail, as of April 30, 2013 and 2012, on the Company's in-service (completed) development and re-development projects, and development and re-development projects in progress. All of these projects are excluded from the stabilized pool. The Company measures initial yield on its development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects listed below range from an estimated approximate 5.50% to an estimated approximate 13% initial yield. While development costs in the Company's markets in the energy-impacted region of western and central North Dakota are significantly higher than in other Company markets, the Company continues to experience heightened tenant demand, low vacancy, and rent growth in this region, and accordingly actual initial yields upon project completion for projects in these markets have been trending higher than the estimated initial yields forecast at the project underwriting stage. For example, the Company estimated an approximately 11.94% initial yield for its Williston Garden Apartments project in Williston, North Dakota; the Company calculates that actual initial yield after project completion and target lease-up was approximately 17.45%.  The Company expects these trends of heightened tenant demand and low vacancy to continue to affect yields on its development projects in the region.
Projects Completed in Fiscal Year 2013
			(in thousands)
Project Name and Location	Total Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Project Cost(1)	Costs as of April 30, 2013(1)	Cost per Square Foot or Unit(1)	Construction Completion Date	Anticipated Date of Stabilization
First Avenue - Minot, ND	Convert 15,000 sf. commercial office to 20 multi-family residential units	100%	$3,000	$2,900	$150,000	4th Quarter Fiscal 2013	1st Quarter Fiscal 2015
Quarry Ridge II - Rochester, MN	159 unit apartment building	98.7%	16,600	16,600	104,403	1st Quarter Fiscal 2013	1st Quarter Fiscal 2015
Williston Garden - Williston, ND	144 unit apartment building	99.3%	19,100	19,100	132,639	1st Quarter Fiscal 2013	1st Quarter Fiscal 2015
Jamestown Medical Office Building - Jamestown, ND	45,222 square foot commercial healthcare building	80.5%	7,600	7,600	168	3rd Quarter Fiscal 2013	1st Quarter Fiscal 2015
Spring Wind Expansion - Laramie, WY	26,662 square foot commercial healthcare expansion	100%	3,500	3,500	131	3rd Quarter Fiscal 2013	n/a
Minot IPS - Minot, ND	27,698 square foot commercial industrial building	100%	6,400	5,900	231	3rd Quarter Fiscal 2013	1st Quarter Fiscal 2015
Arrowhead First International Bank - Minot, ND	3,700 square foot commercial retail building	100%	1,700	1,600	459	4th Quarter Fiscal 2013	1st Quarter Fiscal 2015
(1)	Excludes tenant improvements and leasing commissions.

2013 Annual Report

Projects in Progress at April 30, 2013
			(in thousands)
Project Name and Location	Total Rentable Square Feet or # of Units	Percentage Leased or Committed	Anticipated Total Cost	Cost to Date	Anticipated Construction Completion
River Ridge - Bismarck, ND	146 unit apartment building	16.4%	$25,800	$13,200	2nd Quarter Fiscal 2014
Cypress Court Apartment Development - St. Cloud, MN(1)	132 unit apartment building	20.0%	14,300	6,500	2nd Quarter Fiscal 2014
Landing at Southgate - Minot, ND(2)	three 36 unit apartment buildings	12.0%	15,000	7,400	2nd Quarter Fiscal 2014
Commons at Southgate - Minot, ND(2)	233 unit apartment building	0%	37,200	6,500	1st Quarter Fiscal 2015
Renaissance Heights I - Williston, ND(3)	288 unit apartment building	0%	62,200	10,100	2nd Quarter Fiscal 2015
Arcata - Golden Valley, MN	165 unit apartment building	0%	33,400	2,700	3rd Quarter Fiscal 2015
Other	n/a	n/a	n/a	400	n/a
			$187,900	$46,800
(1)	The Company is a 79% partner in the joint venture entity constructing this property; the anticipated total cost amount given is the total cost to the joint venture entity.
(2)	The Company is a 51% partner in the joint venture entity constructing these properties; the anticipated total cost amount given is the total cost to the joint venture entity
(3)	The Company is a 70% partner in the joint venture entity constructing this property; the anticipated total cost amount given is the total cost to the joint venture entity
Projects Completed in Fiscal Year 2012 (all information presented as of April 30, 2012)
			(in thousands)
Project Name and Location	Total Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Project Cost(1)	Costs as of April 30, 2012(1)	Cost per Square Foot or Unit(1)	Construction Completion Date	Anticipated Date of Stabilization
Buffalo Mall Theater - Jamestown, ND	19,037 square foot commercial retail building	100%	$2,300	$2,300	$121	1st Quarter Fiscal 2012	1st Quarter Fiscal 2014
Trinity at Plaza 16 - Minot, ND	24,795 square foot commercial healthcare building	100%	9,700	9,000	391	2nd Quarter Fiscal 2012	1st Quarter Fiscal 2014
Meadow Winds Addition - Casper, WY	22,193 square foot commercial healthcare building	100%	4,500	4,000	203	3rd Quarter Fiscal 2012	n/a
Williston Garden Buildings 1 and 2 - Williston, ND	72 unit apartment building	98.6%	9,700	9,700	134,722	4th Quarter Fiscal 2012	1st Quarter Fiscal 2014
(1)	Excludes tenant improvements and leasing commissions.

2013 Annual Report

Projects in Progress at April 30, 2012 (all information presented as of April 30, 2012)
			(in thousands)
Project Name and Location	Total Rentable Square Feet or # of Units	Percentage Leased or Committed	Anticipated Total Cost	Cost to Date	Anticipated Construction Completion
Williston Garden Buildings 3 and 4 - Williston, ND	72 unit apartment building	100%	$9,700	$4,700	1st Quarter Fiscal 2013
Spring Wind Expansion - Laramie, WY	26,662 square foot commercial healthcare expansion	100%	3,800	1,800	1st Quarter Fiscal 2013
Quarry Ridge II - Rochester, MN	159 unit apartment building	42.0%	18,300	15,400	1st Quarter Fiscal 2013
Minot IPS - Minot, ND	27,698 square foot commercial industrial building	100%	5,800	2,300	2nd Quarter Fiscal 2013
Jamestown Medical Office Building - Jamestown, ND	45,222 square foot commercial healthcare building	89.0%	9,200	1,600	3rd Quarter Fiscal 2013
First Avenue - Minot, ND	Convert 15,000 sf. commercial office to 20 multi-family residential units	0%	3,000	300	4th Quarter Fiscal 2013
Other	n/a	n/a	n/a	1,500	n/a
			$49,800	$27,600

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
IRET management considers that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, is useful to investors in providing an additional perspective on IRET's operating results. Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time.  However, real estate asset values have historically risen or fallen with market conditions.  NAREIT's definition of FFO, by excluding depreciation costs, reflects the fact that depreciation charges required by GAAP may not reflect underlying economic realities. Additionally, the exclusion, in NAREIT's definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets, assists IRET management and investors in identifying the operating results of the long-term assets that form the core of IRET's investments, and assists in comparing those operating results between periods.  FFO is used by IRET's management and investors to identify trends in occupancy rates, rental rates and operating costs.
While FFO is widely used by REITs as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO in the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies.
FFO should not be considered as an alternative to net income as determined in accordance with GAAP as a measure of IRET's performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of sufficient cash flow to fund all of IRET's needs or its ability to service indebtedness or make distributions.

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2013 was $78.9 million, compared to $67.3 million and $62.2 million for the fiscal years ended April 30, 2012 and 2011, respectively.
Reconciliation of Net Income Attributable to Investors Real Estate Trust to Funds From Operations
For the years ended April 30, 2013, 2012 and 2011:
	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2013				2012				2011
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income attributable to Investors Real Estate Trust	$25,530		$		$8,212		$		$20,082		$
Less dividends to preferred shareholders	(9,229)				(2,372)				(2,372)
Net income available to common shareholders	16,301	93,344		0.17	5,840	83,557		0.07	17,710	78,628		0.22
Adjustments:
Noncontrolling interests – Operating Partnership	3,633	21,191			1,359	19,875			4,449	20,154
Depreciation and amortization(1)	65,542				60,057				59,402
Impairment of real estate	305				428				0
Gains on depreciable property sales	(6,885)				(349)				(19,365)
Funds from operations applicable to common shares and Units	$78,896	114,535		$0.69	$67,335	103,432		$0.65	$62,196	98,782		$0.63
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Consolidated Statements of Operations, totaling $65,270, $59,642 and $57,759 and depreciation/amortization from Discontinued Operations of $479, $682 and $1,915, less corporate-related depreciation and amortization on office equipment and other assets of $207, $267 and $272 for the fiscal year ended April 30, 2013, 2012 and 2011.
(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.
Cash Distributions
The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2013, 2012 and 2011:
	Fiscal Years
Quarters	2013	2012	2011
First	$.1300	$.1715	$.1715
Second	.1300	.1300	.1715
Third	.1300	.1300	.1715
Fourth	.1300	.1300	.1715
	$.5200	$.5615	$.6860
The fiscal year 2013 cash distributions decreased 7.4% over the cash distributions paid during fiscal year 2012, and fiscal year 2012 cash distributions decreased 18.1% over the cash distributions paid during fiscal year 2011.
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

The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its lines of credit. Management considers the Company's ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings, and the Company believes it will have sufficient cash to meet its commitments over the next twelve months. However, the commercial real estate markets continue to experience challenges including reduced occupancies and rental rates as well as some restrictions on the availability of financing. In the event of deterioration in property operating results, or absent the Company's ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations. Budgeted expenditures for ongoing maintenance and capital improvements and renovations at our properties are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings, and the Company believes it will have sufficient cash to meet its commitments over the next twelve months, including an estimated $23.9 million in capital expenditures (excluding capital expenditures recoverable from tenants and tenant improvements). For the fiscal year ended April 30, 2013, the Company paid distributions of $46.8 million in cash and $12.4 million in common shares pursuant to our DRIP to common shareholders and unitholders of the Operating Partnership, as compared to net cash provided by operating activities of $77.7 million and FFO of $78.9 million.
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
Sources and Uses of Cash
As of April 30, 2013, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on August 12, 2014, and had, as of April 30, 2013, lending commitments of $60.0 million. Participants in this secured credit facility as of April 30, 2013 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota; American State Bank & Trust Company and Town & Country Credit Union. As of April 30, 2013, the Company had advanced $10.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1.25%, with a floor of 5.15% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2013, 23 properties with a total cost of $117.3 million collateralized this line of credit. As of April 30, 2013, the Company believes it is in compliance with the facility covenants.
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2013, the Company's compensating balances totaled $8.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000; and American National Bank, Omaha, Nebraska, deposit of $400,000.
On April 1, 2013 the Company terminated its existing at-the-market ("ATM") equity program under which the Company from time to time offered and sold common shares to fund acquisitions and development and redevelopment projects, to repay outstanding debt, and for other general corporate purposes. For the three months ended April 30, 2013, the Company issued no common shares under this program. During the fiscal year ended April 30, 2013, the Company issued 300,000 common shares at a weighted average price per share of $7.24 for net cash proceeds of $2.1 million, and paid approximately $43,000 in commissions related to the sales of these common shares. During fiscal year 2012, the Company issued 3.3 million common shares under this program at a weighted average price per share of $7.48 for net cash proceeds of $24.0 million, and paid approximately $490,000 in commissions related to the sales of these common shares. The Company currently has no ATM equity program in place.
During fiscal year 2013, economic conditions in the United States continued to improve and credit markets continued to be stable, with credit availability relatively unconstrained and benchmark interest rates remaining at or near historic lows. Underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period, however, and we continue to find recourse security more frequently required, lower amounts of proceeds available, and lenders limiting the amount of financing available in an effort to manage capital allocations and credit risk.  While we continue to expect to be able to refinance our maturing debt without significant issues, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness.  As we were in regard to fiscal year 2013, we remain cautious regarding our ability in fiscal year 2014 to rely on cash-out refinancing at levels we had achieved in recent years to provide funds for investment opportunities and other corporate purposes. Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to monitor proposals to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties. We consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac, and we continue to plan to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward would most likely result in higher loan costs and/or more constricted availability of financing for us. As of April 30, 2013, approximately 39.0%, or $14.5 million of our mortgage debt maturing in the next twelve months is placed on multi-family residential assets, and approximately 61.0%, or $22.7 million, is placed on properties in our four commercial segments. Mortgage debt maturing in the first two quarters of fiscal year 2014 totals approximately $16.2 million under mortgage loans secured by properties in Minnesota; of this amount $1.0 million was paid off on May 1, 2013. The Company typically seeks to refinance its maturing mortgage debt, although under certain circumstances the Company may choose to repay the debt rather than refinance, depending on the loan amount outstanding, Company plans for the property securing the debt, interest rates and other loan terms available, and other factors specific to a particular property. Under present market conditions, the Company currently expects to be able to refinance its individual mortgage loans maturing in the next twelve months, should it choose to refinance rather than pay off some or all of these loans.
IRET during fiscal year 2013 acquired properties with an investment cost totaling $135.8 million.  In fiscal year 2013, IRET disposed of three multi-family residential properties, one retail property, one healthcare property, and four condominium units for sales prices totaling approximately $26.3 million, compared to dispositions totaling $3.2 million in fiscal year 2012.

The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During fiscal year 2013, the Company issued approximately 755,000 shares at an average price of $7.94 per share pursuant to such waivers, for total net proceeds to the Company of $6.0 million. During fiscal year 2013, 5.3 million common shares with a total value of $43.1 million were issued under the DRIP plan, with an additional 4.8 million common shares with a total value of $34.3 million issued during fiscal year 2012, and 1.7 million common shares with a total value of $14.5 million issued during fiscal year 2011.
The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. During fiscal year 2013, 1.6 million units, valued at issuance at $12.6 million, were issued in connection with the Company's acquisition of property. Approximately 1.0 million units, valued at issuance at $8.1 million, and approximately 555,000 units, valued at issuance at $5.0 million, respectively, were issued in connection with property acquisitions during fiscal years 2012 and 2011.
As a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, the Company's equity capital increased during fiscal 2013 by $99.0 million. Additionally, the equity capital of the Company increased by $12.6 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital of $111.6 million from these sources during fiscal year 2013. The Company's equity capital increased by $67.3 million and $36.2 million in fiscal years 2012 and 2011, respectively, as a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, and contributions of real estate in exchange for UPREIT units.
Cash and cash equivalents on April 30, 2013 totaled $94.1 million, compared to $40.0 million and $41.2 million on the same date in 2012 and 2011, respectively. Net cash provided by operating activities increased to $77.7 million in fiscal year 2013 from $65.1 million in fiscal year 2012 due primarily to an increase in net income. Net cash provided by operating activities increased to $65.1 million in fiscal year 2012 from $58.8 million in fiscal year 2011 due primarily to an increase in net income from continuing operations due to acquisitions and increased occupancy.
Net cash used by investing activities increased to $134.1 million in fiscal year 2013, compared to $128.3 million in fiscal year 2012. Net cash provided by investing activities was $11.7 million in fiscal year 2011. The increase in net cash used by investing activities in fiscal year 2013 compared to fiscal year 2012 was due primarily to an increase in payments for acquisitions of real estate assets and a decrease in refunds from lender holdbacks, net of an increase in proceeds from the sale of discontinued operations. The increase in net cash used by investing activities in fiscal year 2012 compared to fiscal year 2011 was primarily a result of a decrease in proceeds from the sale of real estate coupled with an increase in expenditures for acquisitions and improvements of real estate investments. Net cash provided by financing activities increased to $110.6 million in fiscal 2013, compared to $61.9 million in fiscal year 2012, due primarily to proceeds from a public offering of preferred shares and a public offering of common shares, net of an increase in principal payments on mortgages payable, a decrease in mortgage proceeds and the pay down of the Company's line of credit. Net cash provided by financing activities during fiscal year 2012 was $61.9 million, compared to $84.1 million used by financing activities during fiscal year 2011, with the change due primarily to a decrease in principal payments on mortgages payable.
Financial Condition
Mortgage Loan Indebtedness. Mortgage loan indebtedness was $1.0 billion on April 30, 2013 and April 30, 2012. Approximately 97.5% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of April 30, 2013, the weighted average rate of interest on the Company's mortgage debt was 5.55% compared to 5.78% on April 30, 2012.
Revolving lines of credit. As of April 30, 2013, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on August 12, 2014, and had, as of April 30, 2013, lending commitments of $60.0 million. Participants in this secured credit facility as of

April 30, 2013 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota; American State Bank & Trust Company and Town & Country Credit Union. As of April 30, 2013, the Company had advanced $10.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1.25%, with a floor of 5.15% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2013, 23 properties with a total cost of $117.3 million collateralized this line of credit. As of April 30, 2013, the Company believes it is in compliance with the facility covenants.
Property Owned. Property owned was $2.0 billion and $1.9 billion at April 30, 2013 and 2012, respectively. Acquisitions, developments and improvements to existing properties in fiscal year 2013, partially offset by fiscal year 2013 dispositions, resulted in the net increase in property owned as of April 30, 2013 compared to April 30, 2012.
Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2013 totaled $94.1 million, compared to $40.0 million on April 30, 2012. The increase in cash on hand on April 30, 2013, as compared to April 30, 2012, was due primarily to the issuance of preferred shares of beneficial interest.
Other Investments. Other investments, consisting of bank certificates of deposit, increased slightly to approximately $639,000 on April 30, 2013, from $634,000 on April 30, 2012.
Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership increased to 21.6 million units on April 30, 2013, compared to 20.3 million units on April 30, 2012. The increase in units outstanding at April 30, 2013 as compared to April 30, 2012, resulted from the issuance of units in exchange for property, net of the conversion of units to shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2013 totaled 101.5 million, compared to 89.5 million common shares outstanding on April 30, 2012. This increase in common shares outstanding from April 30, 2012 to April 30, 2013 was due to the issuance of common shares in a public offering, in ATM equity program sales, in exchange for limited partnership interests of the Company's Operating Partnership, and under the Company's distribution reinvestment plan.
On April 5, 2013, the Company completed the public offering of approximately 6.0 million common shares of beneficial interest at a public offering price of $9.25 per share, for net proceeds of approximately $53.0 million after underwriting discounts and estimated offering expenses. The Company contributed the net proceeds from the sale of common shares to the Operating Partnership for general business purposes, including the acquisition and development of income-producing real estate properties and debt repayment. The common shares were registered under a shelf registration statement declared effective on May 4, 2010, and which expired on May 4, 2013.
During fiscal year 2013, IRET issued 300,000 common shares under its ATM equity program with BMO Capital Markets Corp. as sales agent, for net proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million, used for general corporate purposes including the acquisition and development of investment properties. The Company issued approximately 5.3 million common shares pursuant to its Distribution Reinvestment and Share Purchase Plan during fiscal year 2013, for a total value of approximately $43.1 million. Conversions of approximately 317,000 UPREIT Units to common shares during fiscal year 2013, for a total of approximately $1.6 million in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the twelve months ended April 30, 2013 compared to the twelve months ended April 30, 2012.
On August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B preferred shares") at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company's option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115 million liquidation preference in the aggregate).  The Company contributed the net proceeds from the sale to the Operating Partnership for general business purposes, including the acquisition and development of income-producing real estate properties and debt repayment, in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares. On August 7, 2012, the Operating Partnership used a portion of the proceeds of the offering of Series B preferred shares to repay $34.5 million in borrowings under its multi-bank line of credit, reducing outstanding borrowings under the line of credit from $44.5 million to $10.0 million. The Series B preferred shares were registered under a shelf registration statement declared effective on July 12, 2012. This shelf has since been terminated, upon the Company's filing of a new shelf registration statement. As of April 30, 2013, the Company had 1.2 million Series A preferred shares and 4.6 million Series B preferred shares outstanding.
Contractual Obligations and Other Commitments
The primary contractual obligations of the Company relate to its borrowings under its line of credit and mortgage notes payable. The Company's line of credit matures in August 2014, and had $10.0 million in loans outstanding at April 30, 2013. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2013, are included in the table below as "Long-term debt." Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2013. The "Other Debt" category consists of principal and interest payments on construction loans and an unsecured promissory note issued by the Company to the sellers of an office/warehouse property located in Minnesota (a portion of the purchase price was paid by the Company in the form of a $1.0 million promissory note with a ten-year term; if the tenant defaults in the initial terms of the lease, the then-current balance of the promissory note is forfeited to the Company).
As of April 30, 2013, the Company was a tenant under operating ground or air rights leases on twelve of its properties. The Company pays a total of approximately $500,000 per year in rent under these leases, which have remaining terms ranging from 2.5 to 88 years, and expiration dates ranging from October 2015 to October 2100.
Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company's significant purchase obligations as of April 30, 2013, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in the purchase obligation category are costs for construction and expansion projects and capital improvements at the Company's properties. Purchase obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.
	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,338,330	$122,155	$301,797	$353,432	$560,946
Line of credit (principal and interest)(1)	$10,671	$481	$10,190	$0	$0
Other Debt (principal and interest)	$19,264	$755	$17,633	$187	$689
Operating Lease Obligations	$24,053	$504	$983	$899	$21,667
Purchase Obligations	$7,495	$7,495	$0	$0	$0
(1)	The future interest payments on the Company's line of credit were estimated using the outstanding principal balance and interest rate in effect as of April 30, 2013.
Off-Balance-Sheet Arrangements
As of April 30, 2013, the Company had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

2013 Annual Report

Recent Developments
Common and Preferred Share Distributions. On July 1, 2013, the Company paid a distribution of 51.56 cents per share on the Company's Series A Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 14, 2013. On July 1, 2013, the Company paid a distribution of 49.68 cents per share on the Company's Series B Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 14, 2013. On July 1, 2013, the Company paid a distribution of 13.00 cents per share on the Company's common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 14, 2013.
Completed Acquisitions and Dispositions.  Subsequent to the end of fiscal year 2013, on May 1, 2013, the Company closed on its acquisition of a 71-unit multi-family residential property in Rapid City, South Dakota, for a purchase price totaling $6.2 million, of which approximately $2.9 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at approximately $3.3 million. On May 21, 2013, the Company closed on its acquisition of an approximately 0.69-acre parcel of land in Minot, North Dakota for a purchase price of approximately $171,000.
On May 13, 2013, the Company sold four industrial properties: Bodycote Industrial Building in Eden Prairie, Minnesota; Metal Improvement Company in New Brighton, Minnesota; Roseville 2929 Long Lake Road in Roseville, Minnesota and Fargo 1320 45th Street N in Fargo, North Dakota for a total sale price of $19.5 million. On May 14, 2013, the Company sold a retail property in Eagan, Minnesota, for a sale price of approximately $2.3 million.
Pending Acquisitions.  Subsequent to the end of fiscal year 2013, the Company signed purchase agreements to acquire the following properties; all of these pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these acquisitions will be completed:
•
A multi-family residential property in Grand Forks, North Dakota with 96 units, for a purchase price of $10.6 million, of which approximately $560,000 would be paid through the issuance of limited partnership units of the Operating Partnership with the remainder in cash and

•	An approximately 9-acre parcel of vacant land in Jamestown, North Dakota for a purchase of approximately $700,000 to be paid in cash.
Pending Dispositions.  The Company has signed agreements to sell the following properties; all of these pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that any or all of these transactions will be completed on the terms currently expected, or at all:
•	the Company's 121,669-square foot Bloomington Business Plaza commercial office property in Bloomington, Minnesota for a sale price of $4.5 million;
•	the 322,751-square foot Brooklyn Park 7401 Boone Avenue commercial industrial property in Brooklyn Park, Minnesota for a sale price of $12.8 million;
•	the 50,400-square foot Cedar Lake Business Center commercial industrial property in St. Louis Park, Minnesota for a sale price of $2.6 million;
•	the 118,125-square foot Nicollett VII commercial office property in Burnsville, Minnesota for a sale price of $7.2 million;
•	the 42,929-square foot Pillsbury Business Center commercial office property in Bloomington, Minnesota for a sale price of $1.3 million;
•	the 42,510-square foot Clive 2075 NW 94th Street commercial industrial property in Clive, Iowa for a sale price of $2.7 million and
•	the 606,006-square foot Dixon Avenue Industrial Park commercial industrial property in Des Moines, Iowa for a sale price of $14.7 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.
Variable interest rates.  Because approximately 97.5% of our mortgage debt, as of April 30, 2013 (98.5% and 99.8% as of April 30, 2012 and 2011, respectively), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2013, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.
	Future Principal Payments (in thousands, except percentages)
Long Term Debt	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed Rate	$61,146	$93,879	$92,213	$219,188	$66,813	$489,751	$1,022,990	$1,133,974
Average Fixed Interest Rate	5.49%	5.39%	5.30%	4.81%	5.31%
Variable Rate	$3,777	$17,093	$123	$127	$131	$4,965	$26,216	$26,216
Average Variable Interest Rate	4.46%	5.63%	3.30%	3.29%	3.29%
							$1,049,206	$1,160,190

	Future Interest Payments (in thousands)
Long Term Debt	2014	2015	2016	2017	2018	Thereafter	Total
Fixed Rate	$56,153	$51,817	$46,045	$37,277	$29,556	$66,081	$286,929
Variable Rate	1,079	450	177	172	168	149	2,195
							$289,124

As of April 30, 2013, the weighted-average interest rate on our fixed rate and variable rate loans was 5.59% and 4.18%, respectively. The weighted-average interest rate on all of our mortgage debt as of April 30, 2013, was 5.55%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $26.2 million of variable rate mortgage indebtedness would increase our annual interest expense by $262,000.
Exposure to interest rate fluctuation risk on our $60.0 million secured line of credit is limited by a cap on the interest rate. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1.25%, with a floor of 5.15% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time.  The line of credit matures in August 2014 and had an outstanding balance of $10.0 million at April 30, 2013.
Investments with Certain Financial Institutions. IRET has entered into a cash management arrangement with First Western Bank (the "Bank") with respect to deposit accounts that exceed Federal Deposit Insurance Corporation ("FDIC") coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2013 and 2012, these amounts totaled $29.6 million and $15.1 million, respectively.
Deposits exceeding FDIC insurance. The Company is potentially exposed to off-balance-sheet risk in respect of cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

2013 Annual Report

Item 8. Financial Statements and Supplementary Data
Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report, and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures:  As of April 30, 2013, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:  There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

2013 Annual Report

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Investors Real Estate Trust (together with its consolidated subsidiaries, the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.
As of April 30, 2013, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company's internal control over financial reporting as of April 30, 2013, was effective.
The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the trustees of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company's financial statements.
The Company's internal control over financial reporting as of April 30, 2013, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-3 hereof, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of April 30, 2013.

(The remainder of this page has been intentionally left blank.)

2013 Annual Report

Item 9B.  Other Information
None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and such information is incorporated herein by reference. IRET has adopted a Code of Ethics applicable to, among others, IRET's principal executive officer and principal financial and accounting officer. This Code is available on our website at www.iret.com.
Item 11. Executive Compensation
The information required by this Item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and such information is incorporated herein by reference.
The following table provides information as of April 30, 2013 regarding compensation plans (including individual compensation arrangements) under which our common shares of beneficial interest are available for issuance:
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	0	1,847,685(2)
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	1,847,685
(1)	The 2008 Incentive Award Plan of Investors Real Estate Trust and IRET Properties approved by shareholders on September 16, 2008.
(2)	All of the shares available for future issuance under the 2008 Incentive Award Plan approved by shareholders may be issued as restricted shares, performance awards or stock payment awards.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
The information required by this Item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and such information is incorporated herein by reference.

2013 Annual Report

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
2. Financial Statement Schedules
The response to this portion of Item 15 is submitted as a separate section of this report. The following financial statement schedules should be read in conjunction with the financial statements referenced in Part II, Item 8 of this Annual Report on Form 10-K:
Schedule III Real Estate Owned and Accumulated Depreciation
3. Exhibits
See the list of exhibits set forth in part (b) below.
(b)	The following is a list of Exhibits to this Annual Report on Form 10-K. We will furnish a printed copy of any exhibit listed below to any security holder who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.
3.1	Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust, as amended, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-182451), filed with the SEC on June 29, 2012.
3.2	Third Restated Trustees' Regulations (Bylaws), dated May 16, 2007, and incorporated herein by reference to the Company's Current Report on Form 8-K , filed with the SEC on May 16, 2007.
3.3	Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated January 31, 1997, filed as Exhibit 3(ii) to the Registration Statement on Form S-11, effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant on February 18, 1997 (File No. 0-14851), and incorporated herein by reference.
4.1	Loan Agreement dated August 12, 2010 by and among IRET Properties, as borrower, the financial institutions party thereto as lenders, and First International Bank & Trust as lender and lead bank, incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2010.
4.2	Third Amendment to Loan Agreement dated June 15, 2012 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 22, 2012.
10.1	Member Control and Operating Agreement dated September 30, 2002, filed as Exhibit 10 to the Company's Form 8-K filed October 15, 2003, and incorporated herein by reference.
10.2	Letter Agreement dated January 31, 2003, filed as Exhibit 10(i) to the Company's Form 8-K filed February 27, 2003, and incorporated herein by reference.
10.3	Option Agreement dated January 31, 2003, filed as Exhibit 10(ii) to the Company's Form 8-K filed February 27, 2003, and incorporated herein by reference.
10.4	Financial Statements of T.F. James Company filed as Exhibit 10 to the Company's Form 8-K filed January 31, 2003, and incorporated herein by reference.

2013 Annual Report
10.5	Agreement for Purchase and Sale of Property dated February 13, 2004, by and between IRET Properties and the Sellers specified therein, filed as Exhibit 10.5 to the Company's Form 10-K filed July 20, 2004, and incorporated herein by reference.
10.6	Contribution Agreement, filed as Exhibit 10.1 to the Company's Form 8-K filed May 17, 2006, and incorporated herein by reference.
10.7	Loan and Security Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.
10.8*	Short-Term Incentive Program, filed as Exhibit 10.1 to the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.
10.9*	Long-Term Incentive Program, filed as Exhibit 10.2 to the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.
10.10*	Description of Compensation of Trustees and Named Executive Officers, as described in 5.02 in the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.
10.11	Construction and Term Loan Agreement, filed as Exhibit 10.1 to the Company's Form 8-K filed March 21, 2013 and incorporated herein by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.
21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.
31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer, filed herewith.
32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer, filed herewith.
101	The following materials from our Annual Report on Form 10-K for the year ended April 30, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.(1)
________________________
*	Indicates management compensatory plan, contract or arrangement.
(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

2013 Annual Report

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 1, 2013	Investors Real Estate Trust

	By:	/s/ Timothy P. Mihalick
Timothy P. Mihalick
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	June 26, 2013

/s/ John D. Stewart
John D. Stewart	Trustee & Vice Chairman	June 26, 2013

/s/ Timothy P. Mihalick
Timothy P. Mihalick	President & Chief Executive Officer (Principal Executive Officer); Trustee	June 26, 2013

/s/ Thomas A. Wentz, Jr.
Thomas A. Wentz, Jr.	Trustee, Executive Vice President & Chief Operating Officer	June 26, 2013

/s/ Diane K. Bryantt
Diane K. Bryantt	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2013

/s/ Linda J. Hall
Linda J. Hall	Trustee	June 26, 2013

/s/ John T. Reed
John T. Reed	Trustee	June 26, 2013

/s/ W. David Scott
W. David Scott	Trustee	June 26, 2013

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee	June 26, 2013

/s/ Jeffrey K. Woodbury
Jeffrey K. Woodbury	Trustee	June 26, 2013

2013 Annual Report

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF April 30, 2013 AND 2012,
AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,
EQUITY AND CASH FLOWS FOR EACH OF
THE FISCAL YEARS IN THE THREE YEARS ENDED April 30, 2013.
ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2013
and
REPORTS OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRMS
1400 31st Avenue SW, Suite 60
Post Office Box 1988
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

2013 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
TABLE OF CONTENTS
PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Equity	F-7
Consolidated Statements of Cash Flows	F-8 – F-9
Notes to Consolidated Financial Statements	F-10 – F-38
ADDITIONAL INFORMATION
Schedule III - Real Estate and Accumulated Depreciation	F-39 – F49
Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2013 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheet of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the "Company") as of April 30, 2013, and the related consolidated statements of operations, equity, and cash flows for the year ended April 30, 2013.  Our audit of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2013, and the results of their operations and their cash flows for the year ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 1, 2013, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
July 1, 2013

2013 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the internal control over financial reporting of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the "Company") as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting ("Management's Report").  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2013, and our report dated July 1, 2013 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
July 1, 2013

2013 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated balance sheet of Investors Real Estate Trust and subsidiaries (the "Company") as of April 30, 2012 and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended April 30, 2012. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2012 and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 16, 2012 (July 1, 2013, as to the effects of discontinued operations discussed in Note 12)

2013 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2013 and 2012
	(in thousands)
	April 30, 2013	April 30, 2012
ASSETS
Real estate investments
Property owned	$2,032,970	$1,892,009
Less accumulated depreciation	(420,421)	(373,490)
	1,612,549	1,518,519
Development in progress	46,782	27,599
Unimproved land	21,503	10,990
Total real estate investments	1,680,834	1,557,108
Real estate held for sale	0	2,067
Cash and cash equivalents	94,133	39,989
Other investments	639	634
Receivable arising from straight-lining of rents, net of allowance of $830 and $1,209, respectively	26,354	23,273
Accounts receivable, net of allowance of $563 and $154, respectively	4,534	7,052
Real estate deposits	196	263
Prepaid and other assets	5,124	3,703
Intangible assets, net of accumulated amortization of $27,708 and $47,813, respectively	40,457	44,588
Tax, insurance, and other escrow	12,569	11,669
Property and equipment, net of accumulated depreciation of $1,673 and $1,423, respectively	1,221	1,454
Goodwill	1,106	1,120
Deferred charges and leasing costs, net of accumulated amortization of $18,714 and $16,244, respectively	22,387	21,447
TOTAL ASSETS	$1,889,554	$1,714,367
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$50,797	$47,403
Revolving line of credit	10,000	39,000
Mortgages payable	1,049,206	1,048,689
Other	18,170	14,012
TOTAL LIABILITIES	1,128,173	1,149,104
COMMITMENTS AND CONTINGENCIES (NOTE 15)
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2013 and April 30, 2012, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at April 30, 2013 and 0 shares issued and outstanding at April 30, 2012, aggregate liquidation preference of $115,000,000)	111,357	0
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 101,487,976 shares issued and outstanding at April 30, 2013, and 89,473,838 shares issued and outstanding at April 30, 2012)	784,454	684,049
Accumulated distributions in excess of net income	(310,341)	(278,377)
Total Investors Real Estate Trust shareholders' equity	612,787	432,989
Noncontrolling interests – Operating Partnership (21,635,127 units at April 30, 2013 and 20,332,415 units at April 30, 2012)	122,539	118,710
Noncontrolling interests – consolidated real estate entities	26,055	13,564
Total equity	761,381	565,263
TOTAL LIABILITIES AND EQUITY	$1,889,554	$1,714,367
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2013 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2013, 2012, and 2011

	(in thousands, except per share data)
	2013	2012	2011
REVENUE
Real estate rentals	$212,969	$196,149	$189,245
Tenant reimbursement	46,437	42,929	44,931
TOTAL REVENUE	259,406	239,078	234,176
EXPENSES
Depreciation/amortization related to real estate investments	61,996	56,426	55,080
Utilities	19,172	17,442	18,020
Maintenance	29,237	26,354	28,955
Real estate taxes	34,380	31,581	30,637
Insurance	3,927	3,502	2,256
Property management expenses	15,408	18,651	20,348
Other property expenses	1,008	(142)	665
Administrative expenses	7,904	6,694	6,617
Advisory and trustee services	590	687	605
Other expenses	2,173	1,898	1,747
Amortization related to non-real estate investments	3,274	3,216	2,679
Impairment of real estate investments	305	0	0
TOTAL EXPENSES	179,374	166,309	167,609
Gain on involuntary conversion	5,084	274	0
Operating income	85,116	73,043	66,567
Interest expense	(62,900)	(64,066)	(62,735)
Interest income	222	148	259
Other income	526	638	282
Income from continuing operations	22,964	9,763	4,373
Income (loss) from discontinued operations	7,008	(57)	19,978
NET INCOME	29,972	9,706	24,351
Net income attributable to noncontrolling interests – Operating Partnership	(3,633)	(1,359)	(4,449)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(809)	(135)	180
Net income attributable to Investors Real Estate Trust	25,530	8,212	20,082
Dividends to preferred shareholders	(9,229)	(2,372)	(2,372)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$16,301	$5,840	$17,710
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.11	$.07	$.02
Earnings (loss) per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.06	.00	.20
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.17	$.07	$.22
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2013 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
for the years ended April 30, 2013, 2012, and 2011
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
BALANCE APRIL 30, 2010	1,150	$27,317	75,805	$583,618	$(201,412)	$145,592	$555,115
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					20,082	4,282	24,364
Distributions - common shares and units					(53,861)	(13,803)	(67,664)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment and share purchase plan			1,706	14,548			14,548
Shares issued			2,004	16,676			16,676
Partnership units issued						4,996	4,996
Redemption of units for common shares			1,009	6,905		(6,905)	0
Adjustments to redeemable noncontrolling interests				370			370
Other			(1)	(181)		(1,562)	(1,743)
BALANCE APRIL 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					8,212	1,482	9,694
Distributions - common shares and units					(46,654)	(11,102)	(57,756)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment and share purchase plan			4,796	34,345			34,345
Shares issued			3,398	24,870			24,870
Partnership units issued						8,055	8,055
Redemption of units for common shares			759	3,454		(3,454)	0
Other			(2)	(556)		4,693	4,137
BALANCE APRIL 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263
Net income attributable to Investors Real Estate Trust and noncontrolling interests					25,530	4,442	29,972
Distributions - common shares and units					(48,265)	(10,985)	(59,250)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(6,857)		(6,857)
Distribution reinvestment and share purchase plan			5,290	43,123			43,123
Shares issued			6,409	55,846			55,846
Series B preferred shares issued	4,600	111,357					111,357
Partnership units issued						12,632	12,632
Redemption of units for common shares			317	1,551		(1,551)	0
Contributions from noncontrolling interests – consolidated real estate entities						12,415	12,415
Other			(2)	(115)		(633)	(748)
BALANCE APRIL 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$148,594	$761,381
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2013 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2013, 2012, and 2011
	(in thousands)
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,972	$9,706	$24,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,559	61,954	61,344
Gain on sale of real estate, land, other investments and discontinued operations	(6,885)	(349)	(19,365)
Gain on involuntary conversion	(5,084)	(274)	0
Impairment of real estate investments	305	428	0
Bad debt expense	665	298	733
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(2,733)	(4,831)	(1,732)
Decrease (increase) in accounts receivable	689	1,542	(914)
Increase in prepaid and other assets	(693)	(1,361)	(1,162)
(Increase) decrease in tax, insurance and other escrow	(325)	(353)	1,469
Increase in deferred charges and leasing costs	(5,946)	(6,145)	(6,501)
Increase in accounts payable, accrued expenses and other liabilities	194	4,522	551
Net cash provided by operating activities	77,718	65,137	58,774
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	2,037	2,254	2,766
Payments for real estate deposits	(1,970)	(2,188)	(2,579)
Principal proceeds on mortgage loans receivable	0	159	2
Increase in other investments	0	0	(205)
Decrease in lender holdbacks for improvements	1,891	5,681	3,276
Increase in lender holdbacks for improvements	(2,466)	(1,730)	(10,712)
Proceeds from sale of discontinued operations	20,009	3,142	81,539
Proceeds from sale of real estate and other investments	95	430	74
Insurance proceeds received	6,211	5,758	347
Payments for acquisitions of real estate assets	(76,020)	(61,661)	(26,541)
Payments for development and re-development of real estate assets	(57,649)	(37,777)	(10,799)
Payments for improvements of real estate assets	(26,280)	(42,333)	(25,484)
Net cash (used) provided by investing activities	(134,142)	(128,265)	11,684
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	85,230	117,595	139,947
Principal payments on mortgages payable	(104,976)	(77,089)	(213,658)
Proceeds from revolving lines of credit and other debt	44,262	31,925	56,300
Principal payments on revolving lines of credit and other debt	(55,411)	(10,060)	(25,650)
Proceeds from sale of common shares, net of issue costs	55,448	24,427	16,423
Proceeds from sale of common shares under distribution reinvestment and share purchase program	30,707	23,511	3,175
Proceeds from underwritten Public Offering of Preferred Shares – Series B, net of offering costs	111,357	0	0
Repurchase of fractional shares and partnership units	(15)	(14)	(10)
Proceeds from noncontrolling partner – consolidated real estate entities	0	2,854	0
Payments for acquisition of noncontrolling interests – consolidated real estate entities	0	(1,289)	(425)
Distributions paid to common shareholders, net of reinvestment of $11,802, $10,177 and $10,627, respectively	(36,463)	(36,477)	(43,234)
Distributions paid to preferred shareholders	(8,467)	(2,372)	(2,372)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net reinvestment of $614, $657 and $746, respectively	(10,371)	(10,445)	(13,057)
Distributions paid to noncontrolling interests – consolidated real estate entities	(733)	(613)	(1,055)
Distributions paid to redeemable noncontrolling interests-consolidated real estate entities	0	(27)	(442)
Net cash provided (used) by financing activities	110,568	61,926	(84,058)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,144	(1,202)	(13,600)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,989	41,191	54,791
CASH AND CASH EQUIVALENTS AT END OF YEAR	$94,133	$39,989	$41,191
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2013 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2013, 2012, and 2011

	(in thousands)
	2013	2012	2011
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$11,802	$10,177	$10,627
Operating partnership distribution reinvestment plan	614	657	746
Operating partnership units converted to shares	1,551	3,454	6,905
Shares issued under the Incentive Award Plan	398	443	253
Real estate assets acquired through the issuance of operating partnership units	12,632	8,055	4,996
Real estate assets acquired through assumption of indebtedness and accrued costs	12,500	7,190	9,895
Mortgages included in real estate dispositions	5,887	0	0
Increase (decrease) to accounts payable included within real estate investments	2,502	(5,445)	933
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	12,415	2,227	0
Fair value adjustments to redeemable noncontrolling interests	0	35	370
Involuntary conversion of assets due to flood and fire damage	107	2,783	0
Construction debt reclassified to mortgages payable	13,650	7,190	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $742,$571 and $56, respectively	$60,357	$63,653	$64,562
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2013 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013, 2012, and 2011
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family residential and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of April 30, 2013, IRET owned 87 multi-family residential properties with approximately 10,280 apartment units and 182 commercial properties, consisting of commercial office, commercial healthcare, commercial industrial and commercial retail properties, totaling approximately 12.4 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other subsidiary entities.
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
The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company's interest in the Operating Partnership was 82.4% and 81.5%, respectively, as of April 30, 2013 and 2012, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.
The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into IRET's other operations with noncontrolling interests reflecting the noncontrolling partners' share of ownership and income and expenses.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment. This standard gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step I of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than its carrying amount, the two-step impairment test would be required. Otherwise, no further testing is required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company's adoption of this update for fiscal year 2013 did not have an impact on the Company's consolidated results of operations or financial condition.

2013 Annual Report

NOTE 2 • continued
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation. As a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 12 for additional information. During fiscal year 2013, the Company sold three multi-family residential properties and one commercial healthcare property. During fiscal year 2012, the Company sold two retail properties. Eight condominium units in Grand Chute, Wisconsin, and a retail property in Kentwood, Michigan, were classified as held for sale at April 30, 2012. The results of operations for these properties are included in income from discontinued operations in the Consolidated Statements of Operations.
The Company also reclassified bad debt provision expense from property management expenses to other property expenses on the Consolidated Statements of Operations and reclassified amounts from payments for acquisitions and improvements of real estate assets to payments for acquisitions of real estate assets and payments for development and re-development of real estate assets on the Consolidated Statements of Cash Flows.
REAL ESTATE INVESTMENTS
Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Acquisitions of real estate are recorded based upon preliminary allocations of the purchase price which are subject to adjustment as additional information is obtained, but in no case more than one year after the date of acquisition. The Company allocates the purchase price based on the relative fair values of the tangible and intangible assets of an acquired property (which includes the land, building, and personal property) which are determined by valuing the property as if it were vacant and to fair value of the intangible assets (which include in-place leases.) The as-if-vacant value is allocated to land, buildings, and personal property based on management's determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparables. A land value is assigned based on the purchase price if land is acquired separately or based on estimated fair value if acquired in a merger or in a single or portfolio acquisition.
Acquired above- and below-market lease values are recorded as the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which includes fixed rate renewal options for below-market leases if it is determined probable the tenant will execute a bargain renewal option.
Other intangible assets acquired include amounts for in-place lease values that are based upon the Company's evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include an estimate of carrying costs and foregone rental income during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. The Company also considers information about each property obtained during its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.
Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 20-40 year estimated life for buildings and improvements and a 5-12 year estimated life for furniture, fixtures and equipment.

2013 Annual Report

NOTE 2 • continued
The Company follows the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and re-development projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements (in the case of commercial properties) or upon issuance of a certificate of occupancy (in the case of multi-family residential properties). General and administrative costs are expensed as incurred.
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
During fiscal year 2013, the Company incurred a loss of approximately $305,000 due to impairment of one property. The impairment of the Company's Eagan, Minnesota, retail property was based on receipt of a market offer to purchase and the Company's intent to dispose of the property (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2013). See Note 12 for additional information.
During fiscal year 2012, the Company incurred a loss of approximately $428,000 due to impairment of two properties. The $128,000 impairment of the Company's Kentwood, Michigan, retail property was based on receipt of a market offer to purchase and the Company's intention to dispose of the property (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2012). A related impairment of $7,000 was recorded to write-off goodwill assigned to the Kentwood property. This property was classified as held for sale at April 30, 2012, and the related impairment charge for fiscal year 2012 is in discontinued operations. Also during fiscal year 2012, the Company recognized a $293,000 impairment loss on eight condominium units in Grand Chute, Wisconsin. The impairment of the condominiums was based on receipt of a market offer to purchase two of the units and the Company's intention to dispose of the units (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2012). The condominiums were classified as held for sale at April 30, 2012, and the related impairment charge for fiscal year 2012 is reported in discontinued operations. See Note 12 for additional information. No impairment losses were recorded in fiscal year 2011.
REAL ESTATE HELD FOR SALE
Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. The Company's determination of fair value is based on inputs management believes are consistent with those that market participants would use.  Estimates are significantly impacted by estimates of sales price, selling velocity, and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. Depreciation is not recorded on assets classified as held for sale.

2013 Annual Report

NOTE 2 • continued
U.S. GAAP requires management to make certain significant judgments as to the classification of any of our properties as held for sale on the balance sheet. The Company makes a determination as to the point in time that it is probable that a sale will be consummated. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of the current accounting principles governing the classification of properties as held for sale prior to a sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in current accounting principles. No properties were classified as held for sale at April 30, 2013. Eight condominium units in Grand Chute, Wisconsin, and a retail property in Kentwood, Michigan, were classified as held for sale at April 30, 2012.
The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation.
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the twelve months ended April 30, 2013 and 2012, respectively, the Company added $1.6 million and approximately $416,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the twelve months ended April 30, 2013 and 2012 are 0.5 years and 10.0 years, respectively.  Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book value as of April 30, 2013 and 2012 was $1.1 million. The annual reviews of goodwill compared the fair value of the business units that have been assigned goodwill to their carrying value (investment cost less accumulated depreciation), with the results for these periods indicating no impairment. In fiscal year 2013, the Company disposed of two multi-family residential properties that had goodwill assigned, and as a result, approximately $14,000 of goodwill was derecognized. During fiscal year 2012 the impairment of a Kentwood, Michigan, retail property indicated that goodwill assigned to the property was also impaired. Accordingly, an approximately $7,000 impairment to goodwill was recognized. In fiscal year 2011, the Company disposed of four multi-family residential properties that had goodwill assigned, and as a result, approximately $261,000 of goodwill was derecognized.
PROPERTY AND EQUIPMENT
Property and equipment consists of the equipment contained at IRET's headquarters in Minot, North Dakota, corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota and South Dakota. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2013 and 2012, property and equipment cost was $2.9 million. Accumulated depreciation was $1.7 million and $1.4 million as of April 30, 2013 and 2012, respectively.

2013 Annual Report

NOTE 2 • continued
MORTGAGE LOANS RECEIVABLE
Mortgage loans receivable (which include contracts for deed) are stated at the outstanding principal balance, net of an allowance for uncollectibility. Interest income is accrued and reflected in the balance sheet. Non-performing loans are recognized as impaired. The Company evaluates the collectibility of both interest and principal of each of its loans, if circumstances warrant, to determine whether the loan is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. An allowance is recorded to reduce impaired loans to their estimated fair value. Interest on impaired loans is recognized on a cash basis. At April 30, 2013 and 2012 the Company had no mortgage loans receivable.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of the Company's bank deposits and short-term investment certificates acquired subject to repurchase agreements, and the Company's deposits in a money market mutual fund. At times these deposits may exceed the FDIC limit.
COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2013, the Company's compensating balances totaled $8.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; Venture Bank, Eagan, Minnesota, deposit of $500,000; and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the $639,000 in other investments on the Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of construction costs or tenant improvements. The decrease of $1.9 million in lender holdbacks for improvements reflected in the Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2013 is due primarily to the release of loan proceeds to the Company upon completion of these construction milestones and tenant improvement projects, while the increase of $2.5 million represents additional amounts retained by lenders.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2013, 2012 and 2011 is as follows:
	(in thousands)
	2013	2012	2011
Balance at beginning of year	$1,363	$1,316	$1,172
Provision	665	298	733
Write-off	(635)	(251)	(589)
Balance at close of year	$1,393	$1,363	$1,316

2013 Annual Report

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
INCOME TAXES
IRET operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the fiscal years ended April 30, 2013, 2012 and 2011, the Company distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.  Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income.  In general, however, if the Company qualifies as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS). The Company currently has no TRS.
IRET conducts its business activity as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") through its Operating Partnership. UPREIT status allows IRET to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.
Distributions for the calendar year ended December 31, 2012 were characterized, for federal income tax purposes, as 23.17% ordinary income, 2.41% capital gain and 74.42% return of capital. Distributions for the calendar year ended December 31, 2011 were characterized, for federal income tax purposes, as 18.04% ordinary income, 37.48% capital gain and 44.48% return of capital.
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

2013 Annual Report

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
During fiscal year 2012, for the Arrowhead and Chateau flood loss, the Company received $5.7 million of insurance proceeds for flood clean-up costs and redevelopment. In regard to Arrowhead Shopping Center, the total insurance proceeds for redevelopment at April 30, 2012 exceeded the estimated basis in the assets requiring replacement, resulting in the recognition of approximately $274,000 in gain from involuntary conversion in fiscal year 2012. During fiscal year 2013, final settlement was reached for the Arrowhead and Chateau flood loss and the Company received additional proceeds of $2.7 million resulting in the recognition of approximately $2.8 million in gain from involuntary conversion in fiscal year 2013.
In fiscal year 2013, for the Chateau fire loss, the Company received $2.9 million of insurance proceeds for redevelopment. The total insurance proceeds for redevelopment related to the Chateau fire exceeded the estimated basis in the assets requiring replacement, resulting in the recognition of $2.3 million in gain from involuntary conversion in fiscal year 2013. The Company expects to rebuild the destroyed building but has no firm estimates at this time for costs or expected completion date of such rebuilding.  IRET expects final settlement of the Chateau fire insurance claim to occur when the property is rebuilt.
Final settlement was reached during fiscal year 2013 for business interruption from the flood and fire with proceeds received during the year of $409,000. During fiscal year 2012, approximately $666,000 was received, for total business interruption proceeds from the claims of $1.1 million. Reimbursement for business interruption is included within real estate rentals in the Consolidated Statements of Operations.
NOTE 3 • CREDIT RISK
The Company is potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
IRET has entered into a cash management arrangement with First Western Bank (the "Bank") with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2013 and 2012, these amounts totaled $29.6 million and $15.1 million, respectively.

2013 Annual Report

NOTE 4 • PROPERTY OWNED
Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.6 billion and $1.5 billion as of April 30, 2013, and 2012, respectively.
Construction period interest of approximately $742,000, $571,000, and $152,000 has been capitalized for the years ended April 30, 2013, 2012, and 2011, respectively.
The future minimum lease receipts to be received under non-cancellable leases for commercial properties as of April 30, 2013, assuming that no options to renew or buy out the lease are exercised, are as follows:
Year Ended April 30,	(in thousands)
2014	$114,118
2015	102,967
2016	92,131
2017	77,193
2018	61,744
Thereafter	195,986
$644,139
See Real Estate Investments within Note 2 for information about impairment losses recorded during fiscal years 2013 and 2012.
NOTE 5 • IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES
The Company's identified intangible assets and intangible liabilities at April 30, 2013 and 2012 were as follows:
	(in thousands)
	April 30, 2013	April 30, 2012
Identified intangible assets (included in intangible assets):
Gross carrying amount	$68,165	$92,401
Accumulated amortization	(27,708)	(47,813)
Net carrying amount	$40,457	$44,588

Indentified intangible liabilities (included in other liabilities):
Gross carrying amount	$391	$1,104
Accumulated amortization	(296)	(967)
Net carrying amount	$95	$137
The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(29,000), $(45,000) and $(72,000) for the twelve months ended April 30, 2013, 2012 and 2011, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2014	$37
2015	18
2016	14
2017	6
2018	(5)

2013 Annual Report

NOTE 5 • continued
Amortization of all other identified intangible assets (a component of depreciation/amortization related to real estate investments) was $5.5 million, $5.5 million and $7.1 million for the twelve months ended April 30, 2013, 2012 and 2011, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2014	$4,826
2015	3,815
2016	3,598
2017	3,129
2018	2,643

NOTE 6 • NONCONTROLLING INTERESTS
Interests in the Operating Partnership held by limited partners are represented by Units. The Operating Partnership's income is allocated to holders of Units based upon the ratio of their holdings to the total Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the Operating Partnership agreement.
IRET reflects noncontrolling interests in consolidated real estate entities on the balance sheet for the portion of properties consolidated by IRET that are not wholly owned by IRET. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests – consolidated real estate entities in the Consolidated Statements of Operations. The Company's noncontrolling interests – consolidated real estate entities at April 30, 2013 and 2012 were as follows:
	(in thousands)
	April 30, 2013	April 30, 2012
Mendota Properties LLC	$7,236	$7,460
IRET-1715 YDR, LLC	1,003	958
IRET-Williston Garden Apartments, LLC	2,597	2,295
IRET - Jamestown Medical Building, LLC	1,396	1,471
WRH Holding, LLC	1,118	1,380
IRET-Cypress Court Apartments, LLC	1,149	0
IRET - Minot Apartments, LLC	5,937	0
IRET - WRH 1, LLC	5,619	0
Noncontrolling interests – consolidated real estate entities	$26,055	$13,564
On November 27, 2012 the Company entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments,  LLC. The project is expected to be completed in two phases, with a total of approximately 341 units. Phase I, the Landing at Southgate, consists of three approximately 36-unit buildings, and is expected to be completed in August 2013. Phase II, the Commons at Southgate, is currently expected to consist of an approximately 233-unit building to be completed in June 2014. The Company currently estimates total costs for both phases of the project at $52.2 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity.  IRET is the 51% owner of the joint venture and will have management and leasing responsibilities when the project is completed. The real estate development company owns 49% of the joint venture and is responsible for the development and construction of the property. The Company has determined that the joint venture is a variable interest entity ("VIE"), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing 51% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity's economic performance.

2013 Annual Report

NOTE 7 • LINE OF CREDIT
As of April 30, 2013, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on August 12, 2014, and had, as of April 30, 2013, lending commitments of $60.0 million. Participants in this secured credit facility as of April 30, 2013 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank of North Dakota; American State Bank & Trust Company and Town & Country Credit Union. As of April 30, 2013, the Company had advanced $10.0 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $10.0 million. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1.25%, with a floor of 5.15% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2013, 23 properties with a total cost of $117.3 million collateralized this line of credit. As of April 30, 2013, the Company believes it is in compliance with the facility covenants. This credit facility is summarized in the following table:
	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2013	Amount Outstanding as of April 30, 2012	Applicable Interest Rate as of April 30, 2013	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2013

First International Bank & Trust	$60,000	$10,000	$39,000	5.15%	8/12/14	5.17%

NOTE 8 • MORTGAGES PAYABLE
Most of the properties owned by the Company individually serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of April 30, 2013, the management of the Company believes there are no defaults or material compliance issues in regard to any of these mortgages payable. Interest rates on mortgages payable range from 2.57% to 8.25%, and the mortgages have varying maturity dates from June 30, 2013, through July 1, 2036.
Of the mortgages payable, the balance of fixed rate mortgages totaled $1.0 billion at April 30, 2013 and 2012, and the balances of variable rate mortgages totaled $26.2 million and $16.2 million as of April 30, 2013, and 2012, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2013, the weighted-average rate of interest on the Company's mortgage debt was 5.55%, compared to 5.78% on April 30, 2012. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2013, is as follows:
Year Ended April 30,	(in thousands)
2014	$64,923
2015	110,972
2016	92,336
2017	219,315
2018	66,944
Thereafter	494,716
Total payments	$1,049,206

In addition to the individual first mortgage loans comprising the Company's $1.0 billion of mortgage indebtedness, the Company also has a  revolving, multi-bank secured line of credit which had, as of April 30, 2013, lending commitments of $60.0 million and an outstanding balance of $10.0 million. This facility, which as of April 30, 2013 is secured by mortgages on 23 Company properties, is not included in the Company's mortgage indebtedness total. The Company currently has 35 unencumbered properties.

2013 Annual Report

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES
BANKING SERVICES
The Company has an ongoing banking relationship with First International Bank and Trust, Watford City, North Dakota ("First International"). Stephen L. Stenehjem, a member of the Company's Board of Trustees, is the President and Chief Executive Officer of First International, and the bank is owned by Mr. Stenehjem and members of his family. Currently, and during fiscal year 2013, the Company has one mortgage loan outstanding with First International, with an original principal balance of $13.7 million (Williston Garden) bearing interest at 5.5% per annum. In connection with this loan, the Company maintains a compensating balance of $50,000. For a portion of fiscal year 2013, the Company had two other mortgage loans outstanding with First International, in the amount of approximately $2.4 million (Georgetown Square) and $3.2 million (Grand Forks MedPark Mall), respectively, bearing interest at 7.25% and 6.25% per annum; these loans were repaid in the first and second quarters of fiscal year 2013, respectively. During fiscal year 2013, the Company entered into a construction loan with First International for $43.7 million to finance the development of a residential property in Williston, North Dakota. At April 30, 2013, the construction loan was not drawn on. The Company paid interest on these loans of approximately $665,000, $0, $52,000 and $0, respectively, in fiscal year 2013, and paid approximately $258,000 in origination fees and closing costs on the construction loan. The Company has a multi-bank line of credit with a capacity of $60.0 million, of which First International is the lead bank and a participant with a $12.0 million commitment. In fiscal year 2013, the Company paid First International a total of approximately $196,000 in interest on First International's portion of the outstanding balance of this credit line, and paid fees of $40,000. In connection with this multi-bank line of credit, the Company maintains compensating balances with First International totaling $6.0 million, of which $1.5 million is held in a non-interest bearing account, and $4.5 million is held in an account that pays the Company interest on the deposited amount of 0.25% per annum. The Company also maintains a number of checking accounts with First International. In fiscal year 2013, the Company paid less than $500 in total in various bank service and other fees charged on these checking accounts.
In fiscal years 2012 and 2011, respectively, the Company paid First International $531,000 and $212,000 in interest on First International's portion of the multi-bank line of credit and paid fees of $70,000 and $219,000. In fiscal year 2011, the Company paid interest of approximately $72,000 for borrowing under a $14.0 million line of credit that was subsequently terminated in fiscal year 2011. In fiscal years 2012 and 2011, the Company paid interest and fees on outstanding mortgage and construction loans of approximately $422,000 and $390,000, respectively. In both fiscal years 2012 and 2011, the Company paid under $500 in total in various bank service and other fees charged on checking accounts maintained with First International.
Total payments of interest and fees from the Company to First International Bank were approximately $1.2 million, $1.1 million and $893,000 in fiscal years 2013, 2012 and 2011, respectively.
LEASE TRANSACTION
In the first quarter of fiscal year 2013, the Company entered into an agreement with First International to construct an approximately 3,700 square-foot building on an outlot of the Company's Arrowhead Shopping Center in Minot, North Dakota, to be leased by First International under a 20-year lease for use as a branch bank location. The total cost of the project is estimated to be approximately $1.7 million, with net rental payments under the lease currently estimated at approximately $2.4 million in total over the 20-year lease term.

2013 Annual Report

NOTE 10 • ACQUISITIONS AND DISPOSITIONS
PROPERTY ACQUISITIONS
IRET Properties added approximately $135.8 million of real estate properties to its portfolio during fiscal year 2013, compared to $97.1 million in fiscal year 2012. Of the total property added during fiscal 2013, the Company paid $128.7 million for real estate properties and $7.1 million of land was contributed by joint venture partners. The  $128.7 million paid for real estate properties added to the Company's portfolio in fiscal year 2013 consisted of limited partnership units of the Operating Partnership valued at issuance at $12.6 million and $12.5 million in assumed mortgage debt, with the remainder paid in cash. The Company expensed approximately $434,000 of transaction costs related to the acquisitions in fiscal year 2013. Of the $97.1 million paid in fiscal year 2012, approximately $8.1 million was paid in the form of limited partnership units of the Operating Partnership and approximately $7.2 million consisted of the assumption of mortgage debt, with the remainder paid in cash. The Company expensed approximately $542,000 of transaction costs related to the acquisitions in fiscal year 2012. The fiscal year 2013 and 2012 additions are detailed below.
Fiscal 2013 (May 1, 2012 to April 30, 2013)
Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
308 unit - Villa West - Topeka, KS	2012-05-08	$1,590	$15,760	$300	$17,650
232 unit - Colony - Lincoln, NE	2012-06-04	1,515	15,731	254	17,500
208 unit - Lakeside Village - Lincoln, NE	2012-06-04	1,215	15,837	198	17,250
58 unit - Ponds at Heritage Place - Sartell, MN	2012-10-10	395	4,564	61	5,020
336 unit - Whispering Ridge - Omaha, NE	2013-04-24	2,139	25,424	751	28,314
		6,854	77,316	1,564	85,734

Unimproved Land
University Commons - Williston, ND	2012-08-01	823	0	0	823
Cypress Court - St. Cloud, MN	2012-08-10	447	0	0	447
Cypress Court Apartment Development - St. Cloud, MN(1)	2012-08-10	1,136	0	0	1,136
Badger Hills - Rochester, MN(2)	2012-12-14	1,050	0	0	1,050
Grand Forks - Grand Forks, ND	2012-12-31	4,278	0	0	4,278
Minot (Southgate Lot 4) - Minot, ND	2013-01-11	1,882	0	0	1,882
Commons at Southgate - Minot, ND(3)	2013-01-22	3,691	0	0	3,691
Landing at Southgate - Minot, ND(3)	2013-01-22	2,262	0	0	2,262
Grand Forks 2150 - Grand Forks, ND	2013-03-25	1,600	0	0	1,600
Bismarck 4916 - Bismarck, ND	2013-04-12	3,250	0	0	3,250
Arcata - Golden Valley, MN	2013-04-30	2,088	0	0	2,088
		22,507	0	0	22,507

Total Property Acquisitions		$29,361	$77,316	$1,564	$108,241
(1)	Land is owned by a joint venture in which the Company has an approximately 79% interest. The joint venture is consolidated in IRET's financial statements.
(2)	Acquisition of unimproved land consisted of two parcels acquired separately on December 14 and December 20, 2012, respectively.
(3)	Land is owned by a joint venture entity in which the Company has an approximately 51% interest. The joint venture is consolidated in IRET's financial statements.

2013 Annual Report

NOTE 10 • continued
		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
159 unit - Quarry Ridge II - Rochester, MN(1)	2012-06-29	$0	$4,591	$4,591
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	2012-07-31	0	7,058	7,058
20 unit - First Avenue - Minot, ND(3)	2013-04-15	0	2,356	2,356
		0	14,005	14,005
Commercial Healthcare
26,662 sq ft Spring Wind Expansion - Laramie, WY(4)	2012-11-16	0	1,675	1,675
45,222 sq ft Jamestown Medical Office Building - Jamestown, ND(5)	2013-01-01	0	6,597	6,597
		0	8,272	8,272

Commercial Industrial
27,698 sq ft Minot IPS - Minot, ND(6)	2012-12-17	0	4,087	4,087

Commercial Retail
3,702 sq ft Arrowhead First International Bank - Minot, ND(7)	2013-03-19	0	1,165	1,165

Total Development Projects Placed in Service		$0	$27,529	$27,529
(1)
Development property placed in service June 29, 2012. Additional costs paid in fiscal years 2012 and 2011, and land acquired in fiscal year 2007, totaled $13.0 million, for a total project cost at April 30, 2013 of $17.6 million.

(2)
Development property placed in service July 31, 2012. Buildings 1 and 2 were placed in service in fiscal year 2012. Additional costs paid in fiscal year 2012 totaled $12.0 million, for a total project cost at April 30, 2013 of $19.1 million.

(3)	Redevelopment property placed in service April 15, 2013. Additional costs paid in fiscal years 2012 and 2011 totaled approximately $321,000, for a total project cost at April 30, 2013 of $2.7 million.
(4)	Expansion project placed in service November 16, 2012. Additional costs paid in fiscal year 2012 totaled $1.8 million, for a total project cost at April 30, 2013 of $3.5 million.
(5)	Development property placed in service January 1, 2013. Additional costs paid in fiscal year 2012 totaled $1.0 million, for a total project cost at April 30, 2013 of $7.6 million.
(6)	Development property placed in service December 17, 2012. Additional costs paid in fiscal year 2012 totaled $1.8 million, for a total project cost at April 30, 2013 of $5.9 million.
(7)	Development property placed in service March 19, 2013. Additional costs paid in fiscal year 2012 totaled approximately $75,000, for a total project cost at April 30, 2013 of $1.2 million

2013 Annual Report

NOTE 10 • continued
Fiscal 2012 (May 1, 2011 to April 30, 2012)
Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
147 unit - Regency Park Estates - St. Cloud, MN	2011-08-01	$702	$10,198	$0	$10,900
50 unit - Cottage West Twin Homes - Sioux Falls, SD	2011-10-12	968	3,762	0	4,730
24 unit - Gables Townhomes - Sioux Falls, SD	2011-10-12	349	1,921	0	2,270
36 unit - Evergreen II - Isanti, MN	2011-11-01	691	2,784	0	3,475
116 unit - Grand Gateway - St. Cloud MN	2012-02-16	814	7,086	0	7,900
84 unit - Ashland - Grand Forks, ND	2012-03-16	741	7,569	0	8,310
		4,265	33,320	0	37,585

Commercial Healthcare
17,273 sq. ft Spring Creek American Falls - American Falls, ID	2011-09-01	145	3,870	55	4,070
15,571 sq. ft Spring Creek Soda Springs - Soda Springs, ID	2011-09-01	66	2,134	30	2,230
15,559 sq. ft Spring Creek Eagle - Eagle, ID	2011-09-01	263	3,775	62	4,100
31,820 sq. ft Spring Creek Meridian - Meridian, ID	2011-09-01	424	6,724	102	7,250
26,605 sq. ft Spring Creek Overland - Boise, ID	2011-09-01	687	5,941	97	6,725
16,311 sq. ft Spring Creek Boise - Boise, ID	2011-09-01	708	4,296	71	5,075
26,605 sq. ft Spring Creek Ustick - Meridian, ID	2011-09-01	467	3,833	0	4,300
Meadow Wind Land - Casper, WY	2011-09-01	50	0	0	50
3,431 sq. ft Edina 6525 Drew Ave S - Edina, MN	2011-10-13	388	117	0	505
		3,198	30,690	417	34,305

Unimproved Land
Industrial-Office Build-to-Suit - Minot, ND	2011-09-07	416	0	0	416
Renaissance Heights - Williston, ND	2012-04-11	4,600	0	0	4,600
		5,016	0	0	5,016

Total Property Acquisitions		$12,479	$64,010	$417	$76,906

2013 Annual Report

NOTE 10 • continued
		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
72 unit - Williston Garden Buildings 1 and 2 - Williston, ND(1)	2012-04-27	$700	$8,978	$9,678

Commercial Healthcare
24,795 sq. ft Trinity at Plaza 16 - Minot, ND(2)	2011-09-23	0	5,685	5,685
22,193 sq. ft Meadow Winds Addition - Casper, WY(3)	2011-12-30	0	3,952	3,952
		0	9,637	9,637

Commercial Retail
19,037 sq. ft. Jamestown Buffalo Mall - Jamestown, ND(4)	2011-06-15	0	879	879

Total Development Projects Placed in Service		$700	$19,494	$20,194
(1)	Development property placed in service April 27, 2012. Buildings 3 and 4 of this project are expected to be placed in service during the first quarter of fiscal year 2013.
(2)	Development property placed in service September 23, 2011. Additional costs paid in fiscal year 2011 totaled $3.3 million, for a total project cost at April 30, 2012 of $9.0 million.
(3)	Expansion project placed in service December 30, 2011.
(4)	Construction project placed in service June 15, 2011. Additional costs paid in fiscal year 2011 totaled $1.4 million, for a total project cost at April 30, 2012 of $2.3 million.
Acquisitions in fiscal years 2013 and 2012 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our fiscal year 2013 and 2012 acquisitions (excluding development projects placed in service) are detailed below.
	(in thousands)
	April 30, 2013	April 30, 2012
Total revenue	$6,497	$4,213
Net income	$(66)	$950

2013 Annual Report

NOTE 10 • continued
PROPERTY DISPOSITIONS
During fiscal year 2013, the Company disposed of three multi-family residential properties, one retail property, one healthcare property and four condominium units for an aggregate sales price of $26.3 million, compared to dispositions totaling $3.2 million in fiscal year 2012. The fiscal year 2013 and 2012 dispositions are detailed below.
Fiscal 2013 (May 1, 2012 to April 30, 2013)
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
116 unit - Terrace on the Green - Fargo, ND	2012-09-27	$3,450	$1,248	$2,202
85 unit - Prairiewood Meadows - Fargo, ND	2012-09-27	3,450	2,846	604
66 unit - Candlelight - Fargo, ND	2012-11-27	1,950	1,178	772
		8,850	5,272	3,578

Commercial Retail
16,080 sq ft Kentwood Thomasville - Kentwood, MI	2012-06-20	625	692	(67)

Commercial Healthcare
47,950 sq ft Steven's Pointe -Steven's Point, WI	2013-04-25	16,100	12,667	3,433

Other
Georgetown Square Condominiums 5 and 6	2012-06-21	330	336	(6)
Georgetown Square Condominiums 3 and 4	2012-08-02	368	421	(53)
		698	757	(59)

Total Property Dispositions		$26,273	$19,388	$6,885

Fiscal 2012 (May 1, 2011 to April 30, 2012)
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Retail
41,200 sq ft. Livingstone Pamida - Livingston, MT	2011-08-01	$2,175	$1,586	$589
12,556 sq ft. East Grand Station – East Grand Forks, MN	2012-03-03	1,062	1,302	(240)

Total Property Dispositions		$3,237	$2,888	$349

2013 Annual Report

NOTE 11 • OPERATING SEGMENTS
IRET reports its results in five reportable segments: multi-family residential; commercial office; commercial healthcare, including senior housing (formerly referred to as the commercial medical segment; the composition of this segment has not changed from prior periods); commercial industrial and commercial retail properties.  The Company's reportable segments are aggregations of similar properties.

Segment information in this report is presented based on net operating income, which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance. The following tables present real estate revenues and net operating income for the fiscal years ended April 30, 2013, 2012 and 2011 from our five reportable segments, and reconcile net operating income of reportable segments to net income as reported in the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2013	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$90,759	$77,162	$61,975	$14,911	$14,599	$259,406
Real estate expenses	38,716	37,946	16,779	4,255	5,436	103,132
Gain on involuntary conversion	3,852	0	0	0	1,232	5,084
Net operating income	$55,895	$39,216	$45,196	$10,656	$10,395	161,358
Depreciation/amortization						(65,270)
Administrative, advisory and trustee fees						(8,494)
Other expenses						(2,173)
Impairment of real estate investments						(305)
Interest expense						(62,900)
Interest and other income						748
Income from continuing operations						22,964
Income from discontinued operations						7,008
Net income						$29,972

	(in thousands)
Year Ended April 30, 2012	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$72,500	$74,334	$64,511	$14,325	$13,408	$239,078
Real estate expenses	33,905	34,816	20,650	3,549	4,468	97,388
Gain on involuntary conversion	0	0	0	0	274	274
Net operating income	$38,595	$39,518	$43,861	$10,776	$9,214	141,964
Depreciation/amortization						(59,642)
Administrative, advisory and trustee fees						(7,381)
Other expenses						(1,898)
Interest expense						(64,066)
Interest and other income						786
Income from continuing operations						9,763
Loss from discontinued operations						(57)
Net income						$9,706

2013 Annual Report

NOTE 11 • continued
Year Ended April 30, 2011	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$65,229	$77,747	$64,879	$13,165	$13,156	$234,176
Real estate expenses	33,216	36,055	22,443	4,328	4,839	100,881
Net operating income	$32,013	$41,692	$42,436	$8,837	$8,317	133,295
Depreciation/amortization						(57,759)
Administrative, advisory and trustee services						(7,222)
Other expenses						(1,747)
Interest expense						(62,735)
Interest and other income						541
Income from continuing operations						4,373
Income from discontinued operations						19,978
Net income						$24,351

Segment Assets and Accumulated Depreciation
	(in thousands)
As of April 30, 2013	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$659,696	$613,775	$501,191	$125,772	$132,536	$2,032,970
Less accumulated depreciation	(140,354)	(138,270)	(90,891)	(23,688)	(27,218)	(420,421)
Total property owned	$519,342	$475,505	$410,300	$102,084	$105,318	$1,612,549
Cash and cash equivalents						94,133
Other investments						639
Receivables and other assets						113,948
Development in progress						46,782
Unimproved land						21,503
Total Assets						$1,889,554

	(in thousands)
As of April 30, 2012	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$539,783	$605,318	$500,268	$119,002	$127,638	$1,892,009
Less accumulated depreciation	(128,834)	(121,422)	(78,744)	(20,693)	(23,797)	(373,490)
Total property owned	$410,949	$483,896	$421,524	$98,309	$103,841	$1,518,519
Real estate held for sale						2,067
Cash and cash equivalents						39,989
Other investments						634
Receivables and other assets						114,569
Development in progress						27,599
Unimproved land						10,990
Total Assets						$1,714,367

2013 Annual Report

NOTE 12 • DISCONTINUED OPERATIONS
The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During fiscal year 2013, the Company disposed of three multi-family residential properties, one retail property, one healthcare property and four condominium units. Eight condominium units in Grand Chute, Wisconsin, and a retail property in Kentwood, Michigan, were classified as held for sale at April 30, 2012. There were no properties classified as held for sale as of April 30, 2013 and 2011. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2013, 2012 and 2011.
	(in thousands)
	2013	2012	2011
REVENUE
Real estate rentals	$1,818	$2,852	$9,056
Tenant reimbursement	1	62	112
TOTAL REVENUE	1,819	2,914	9,168
EXPENSES
Depreciation/amortization related to real estate investments	479	682	1,911
Utilities	67	225	776
Maintenance	132	246	993
Real estate taxes	78	196	853
Insurance	25	52	158
Property management expenses	115	272	1,047
Other property expenses	16	4	72
Other expenses	0	67	28
Amortization related to non-real estate investments	0	0	4
Impairment of real estate investments	0	428	0
TOTAL EXPENSES	912	2,172	5,842
Operating income	907	742	3,326
Interest expense	(786)	(1,164)	(2,718)
Interest income	0	0	5
Other income	2	16	0
Income (loss) from discontinued operations before gain on sale	123	(406)	613
Gain on sale of discontinued operations	6,885	349	19,365
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$7,008	$(57)	$19,978
Segment Data
Multi-Family Residential	$3,653	$161	$19,268
Commercial Office	0	0	0
Commercial Healthcare	3,419	(465)	(84)
Commercial Industrial	0	0	726
Commercial Retail	(64)	247	68
Total	$7,008	$(57)	$19,978

	(in thousands)
	2013	2012	2011
Property Sale Data
Sales price	$26,273	$3,237	$83,330
Net book value and sales costs	(19,388)	(2,888)	(63,965)
Gain on sale of discontinued operations	$6,885	$349	$19,365

2013 Annual Report

NOTE 13 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2013, 2012 and 2011:
	For Years Ended April 30,
	(in thousands, except per share data)
	2013	2012	2011
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$19,790	$8,263	$4,101
Income (loss) from discontinued operations – Investors Real Estate Trust	5,740	(51)	15,981
Net income attributable to Investors Real Estate Trust	25,530	8,212	20,082
Dividends to preferred shareholders	(9,229)	(2,372)	(2,372)
Numerator for basic earnings per share – net income available to common shareholders	16,301	5,840	17,710
Noncontrolling interests – Operating Partnership	3,633	1,359	4,449
Numerator for diluted earnings per share	$19,934	$7,199	$22,159
DENOMINATOR
Denominator for basic earnings per share weighted average shares	93,344	83,557	78,628
Effect of convertible operating partnership units	21,191	19,875	20,154
Denominator for diluted earnings per share	114,535	103,432	98,782
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.11	$.07	$.02
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.06	.00	.20
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.17	$.07	$.22

NOTE 14 • RETIREMENT PLANS
IRET sponsors a defined contribution profit sharing retirement plan and a defined contribution 401(k) plan.  IRET's defined contribution profit sharing retirement plan is available to employees over the age of 21 who have completed 1,000 hours within the plan year and are employed on the last day of the plan year.  Participation in IRET's defined contribution 401(k) plan is available to employees over the age of 21 who have completed six months of service and who work at least 1,000 hours per calendar year, and employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS. Employer contributions to the profit sharing and 401(k) plans are at the discretion of the Company's management. IRET expects to contribute not more than 3.5% of the salary of each employee participating in the profit sharing plan, and currently matches, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 4.0% of the eligible salary of each employee participating in the 401(k) plan, for a total expected contribution of not more than 7.5% of the salary of each of the employees participating in both plans. Contributions by IRET to the profit sharing plan are subject to a vesting schedule; contributions by IRET under the 401(k) plan are fully vested when made.  IRET's contributions to these plans on behalf of employees totaled approximately $912,000, $871,000 and $598,000 in fiscal years 2013, 2012 and 2011, respectively. The increase in cost from fiscal year 2011 to fiscal year 2013 was due to growth in the number of employees during IRET's transition to internal property management.

2013 Annual Report

NOTE 15 • COMMITMENTS AND CONTINGENCIES
Ground Leases. As of April 30, 2013, the Company is a tenant under operating ground or air rights leases on twelve of its properties. The Company pays a total of approximately $500,000 per year in rent under these ground leases, which have remaining terms ranging from 2.5 to 88 years, and expiration dates ranging from October 2015 to October 2100. The Company has renewal options for six of the twelve ground leases, and rights of first offer or first refusal for the remainder.
The expected timing of ground and air rights lease payments as of April 30, 2013 is as follows:
(in thousands)
Year Ended April 30,	Lease Payments
2014	$504
2015	506
2016	478
2017	449
2018	449
Thereafter	21,667
Total	$24,053

Legal Proceedings. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company's consolidated financial statements.
Environmental Matters. It is generally IRET's policy to obtain a Phase I environmental assessment of each property that the Company seeks to acquire.  Such assessments have not revealed, nor is the Company aware of, any environmental liabilities that IRET believes would have a material adverse effect on IRET's financial position or results of operations. IRET owns properties that contain or potentially contain (based on the age of the property) asbestos or lead, or have underground fuel storage tanks. For certain of these properties, the Company estimated the fair value of the conditional asset retirement obligation and chose not to book a liability, because the amounts involved were immaterial. With respect to certain other properties, the Company has not recorded any related asset retirement obligation, as the fair value of the liability cannot be reasonably estimated, due to insufficient information. IRET believes it does not have sufficient information to estimate the fair value of the asset retirement obligations for these properties because a settlement date or range of potential settlement dates has not been specified by others, and, additionally, there are currently no plans or expectation of plans to sell or to demolish these properties, or to undertake major renovations that would require removal of the asbestos, lead and/or underground storage tanks.  These properties are expected to be maintained by repairs and maintenance activities that would not involve the removal of the asbestos, lead and/or underground storage tanks.  Also, a need for renovations caused by tenant changes, technology changes or other factors has not been identified.
Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of April 30, 2013, the Company is committed to fund approximately $7.5 million in tenant improvements, within approximately the next 12 months.
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

2013 Annual Report

NOTE 15 • continued
	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2013	2012	2011
Billings 2300 Grant Road - Billings, MT	$2,522	$299	$291	$226
Fargo 1320 45th Street N - Fargo, ND	4,160	400	400	333
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	21,601	2,152	2,152	2,152
Missoula 3050 Great Northern - Missoula, MT	2,723	323	315	243
Sartell 2000 23rd Street South - Sartell, MN	12,716	365	868	1,209
Spring Creek American Falls- American Falls, ID	4,070	352	234	n/a
Spring Creek Boise - Boise, ID	5,075	440	293	n/a
Spring Creek Eagle - Eagle, ID	4,100	356	237	n/a
Spring Creek Meridian - Meridian, ID	7,250	624	417	n/a
Spring Creek Overland - Overland, ID	6,725	580	387	n/a
Spring Creek Soda Springs - Soda Springs, ID	2,262	196	130	n/a
Spring Creek Ustick - Meridian, ID	4,300	368	246	n/a
St. Michael Clinic - St. Michael, MN	2,851	249	248	244
Urbandale - Urbandale, IA	15,218	1,153	n/a	n/a
Winsted Industrial Building - Winsted, MN	1,054	70	32	n/a
Total	$96,627	$7,927	$6,250	$4,407

Restrictions on Taxable Dispositions.  Approximately 112 of the Company's properties, consisting of approximately 6.2 million square feet of our combined commercial segment's properties and 4,865 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $855.3 million at April 30, 2013. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent us from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and its other properties for investment purposes, rather than for sale. Historically, however, where the Company has deemed it to be in its shareholders' best interests to dispose of restricted properties, the Company has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of April 30, 2013 and 2012, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $209.7 million and $147.8 million, respectively.
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
Development, Expansion and Renovation Projects.  The Company has various contracts outstanding with third parties in connection with development, expansion and renovation projects that are underway or recently completed, the costs for which have been capitalized. As of April 30, 2013, contractual commitments for these projects are as follows:

2013 Annual Report

NOTE 15 • continued
First Avenue Apartment Homes, Minot, North Dakota:  In the fourth quarter of fiscal 2013, the Company substantially completed the conversion of an existing approximately 15,000 square foot commercial office building in Minot, North Dakota to a 20-unit multi-family residential property, for an estimated total cost of $3.0 million. As of April 30, 2013, the Company had incurred approximately $2.9 million of these project costs.
Arrowhead First International Bank, Minot, North Dakota:  During the first quarter of fiscal year 2013, the Company entered into an agreement with First International Bank and Trust, Watford City, North Dakota (First International) to construct an approximately 3,700 square-foot building on an outlot of the Company's Arrowhead Shopping Center in Minot, North Dakota, to be leased by First International under a 20-year lease for use as a branch bank location. The total cost of the project is estimated to be approximately $1.7 million. The building was substantially completed in the fourth quarter of fiscal year 2013. As of April 30, 2013, the Company had incurred approximately $1.6 million of these estimated project costs. Stephen Stenehjem, a member of the Company's Board of Trustees, is the President and Chairman of First International, and accordingly this transaction was reviewed and approved by the Company's Audit Committee under the Company's related party transactions approval policy, and by the Company's independent trustees.
River Ridge Apartment Homes, Bismarck, ND: During the second quarter of fiscal year 2013, the Company began construction of its 146-unit River Ridge Apartments project in Bismarck, North Dakota. River Ridge is located near IRET's Cottonwood Apartments in Bismarck, and will offer amenities including a pool, exercise facility and underground parking. The Company estimates that the total cost to construct the project will be approximately $25.8 million. Completion of the project is currently expected in the second quarter of the Company's fiscal year 2014. As of April 30, 2013, the Company had incurred approximately $13.2 million of the total estimated project costs.
Cypress Court Apartment Homes, St. Cloud, Minnesota: In August 2012, the Company entered into a joint venture agreement with a real estate development and contracting company in St. Cloud, Minnesota, to construct a two-building, 132-unit multi-family residential property in St. Cloud, Minnesota, for an estimated total project cost of $14.3 million. The Company owns approximately 79% of the joint venture entity, and the Company consolidates the joint venture's results in its financial statements; the remaining approximately 21% interest is owned by its joint venture partner. Completion of the apartment project is currently expected in the second quarter of the Company's fiscal year 2014. As of April 30, 2013, the Company had incurred approximately $6.5 million of the total estimated project costs.
Southgate Apartments, Minot, North Dakota: In January 2013, the Company entered into a joint venture agreement to construct an apartment project in Minot, North Dakota. The Company owns approximately 51% of the joint venture entity, and the Company consolidates the joint venture's results in its financial statements; the remaining approximately 49% of the joint venture entity is owned by its joint venture partner. See Note 6 for additional information on the joint venture. The project is expected to be completed in two phases, with a total of approximately 341 units. Phase I, the Landing at Southgate, consists of three approximately 36-unit buildings, and is expected to be completed in August 2013. Phase II, the Commons at Southgate, is currently expected to consist of an approximately 233-unit building to be completed in June 2014. IRET currently estimates total costs for both phases of the project at $52.2 million. As of April 30, 2013, the Company had incurred approximately $13.9 million of the total estimated project costs. The development is located near IRET's Plaza 16 property (formerly IRET Corporate Plaza) in southwest Minot.
Renaissance Heights I Apartments, Williston, North Dakota: In February 2013, the Company entered into a joint venture agreement to construct the first phase of an apartment project in Williston, North Dakota. The Company's joint venture partner in the Renaissance Heights project is also the Company's partner in its Williston Garden Apartments Project. The Company will own approximately 70% of the project, subject to final project costs, and the joint venture's results are consolidated in the Company's financial statements. The first phase of the Renaissance Heights Apartments project, consisting of five buildings with a total of 288 units, commenced construction in April 2013, with construction completion expected in September 2014. The site of the first phase of this development project is approximately 14.5 acres of an approximately 40-acre parcel of land purchased by the Company in April 2012. The total cost of this first phase of the Renaissance Heights project is estimated at $62.2 million, including the purchase price of the land. The remaining two phases of the project are expected to consist of an additional total of approximately 462 units, for a total of approximately 750 units in all three phases. This development project is

2013 Annual Report

NOTE 15 • continued
subject to various contingencies, and no assurances can be given that the project will be completed in the time frame or on the terms currently proposed, or at all.
Arcata Apartments, Golden Valley, Minnesota: In April 2013, the Company acquired approximately two acres of vacant land in Golden Valley, Minnesota for a purchase price of approximately $2.1 million. The parcel of land is located near the Company's Golden Hills Office Center. The Company has signed a development services agreement with Trammell Crow Company to develop on this parcel an approximately 165-unit apartment building. Construction is currently expected to commence in August 2013 and conclude in approximately November 2014, with a total project cost of approximately $33.4 million, including the purchase price of the land. However, the Company has not yet finalized the construction contract for the project, and the project is subject to various additional contingencies, and, accordingly, no assurances can be given that the project will be completed in the time frame or on the terms currently proposed, or at all.
Bank Office Build-to-Suit, Minot, North Dakota: In June 2013, the Company signed a lease agreement with a national bank committing the Company to develop and construct an approximately 5,000 square foot bank building in Minot, North Dakota for lease by the bank, at a projected total cost of approximately $3 million, including the cost of the land for the project, which is an approximately 1.1 acre parcel. Construction of the bank building is currently planned to commence in August 2013, with completion expected in March 2014. However, the Company is currently finalizing the construction contract for the project prior to obtaining construction bids, and the tenant in the project may terminate the project if construction costs exceed the budget agreed in the lease. Accordingly, no assurances can be given that this project will be completed in the time frame or on the terms currently proposed, or at all.
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
Level 1:  Quoted prices in active markets for identical assets
Level 2:  Significant other observable inputs
Level 3:  Significant unobservable inputs
There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during fiscal years 2013 and 2012. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at April 30, 2013 and 2012.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2013 consisted of real estate investments that were written-down to estimated fair value during fiscal year 2013. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2012 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2012. See Note 2 for additional information on impairment losses recognized during fiscal years 2013 and 2012. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:

2013 Annual Report

NOTE 16 • continued

	(in thousands)
	April 30, 2013
	Total	Level 1	Level 2	Level 3
Real estate investments	$335	$0	$0	$335

	(in thousands)
	April 30, 2012
	Total	Level 1	Level 2	Level 3
Real estate held for sale	$2,067	$0	$0	$2,067

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
The estimated fair values of the Company's financial instruments as of April 30, 2013 and 2012 are as follows:
	(in thousands)
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	94,133	94,133	39,989	39,989
Other investments	639	639	634	634
FINANCIAL LIABILITIES
Other debt	18,076	18,156	13,875	13,973
Lines of credit	10,000	10,000	39,000	39,000
Mortgages payable	1,049,206	1,160,190	1,048,689	1,087,082

2013 Annual Report

NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND EQUITY
Distribution Reinvestment and Share Purchase Plan.  During fiscal years 2013 and 2012, IRET issued 5.3 million and 4.8 million common shares, respectively, pursuant to its distribution reinvestment and share purchase plan, at a total value at issuance of $43.1 million and $34.3 million, respectively. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2013 consisted of 1.5 million shares valued at issuance at $12.4 million that were issued for reinvested distributions and approximately 3.8 million shares valued at $30.7 million at issuance that were sold for voluntary cash contributions. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2012 consisted of 1.5 million shares valued at issuance at $10.8 million that were issued for reinvested distributions and approximately 3.3 million shares valued at $23.5 million at issuance that were sold for voluntary cash contributions. IRET's distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares, and may elect to make voluntary cash contributions for the purchase of IRET common shares, at a discount (currently 3%) from the market price.
Conversion of Units to Common Shares.  During fiscal years 2013 and 2012, respectively, approximately 317,000 and 759,000 Units were converted to common shares, with a total value of $1.6 million and $3.5 million included in equity.
Issuance of Common and Preferred Shares.  On April 5, 2013, the Company completed the public offering of approximately 6.0 million common shares of beneficial interest at a public offering price of $9.25 per share, for net proceeds of approximately $53.0 million after underwriting discounts and estimated offering expenses. The Company contributed the net proceeds from the sale of common shares to the Operating Partnership for general business purposes, including the acquisition and development of income-producing real estate properties and debt repayment. The common shares were registered under a shelf registration statement declared effective on May 4, 2010, and which expired on May 4, 2013.
On August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B preferred shares") at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company's option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115 million liquidation preference in the aggregate).  The Company contributed the net proceeds from the sale to the Operating Partnership for general business purposes, including the acquisition and development of income-producing real estate properties and debt repayment, in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares. On August 7, 2012, the Operating Partnership used a portion of the proceeds of the offering of Series B preferred shares to repay $34.5 million in borrowings under its multi-bank line of credit, reducing outstanding borrowings under the line of credit from $44.5 million to $10.0 million. The Series B preferred shares were registered under a shelf registration statement declared effective on July 12, 2012. This currently-effective shelf has a remaining unused capacity of $35 million.
In addition to the 4.6 million Series B preferred shares outstanding, the Company also has outstanding approximately 1.2 million shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, issued during the Company's fiscal year 2004 for total proceeds of $27.3 million, net of selling costs. Holders of the Company's Series A preferred shares are entitled to receive dividends at an annual rate of 8.25% of the liquidation preference of $25 per share, or $2.0625 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, the Company, at its option, may redeem the shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.
During fiscal year 2013, IRET issued 300,000 common shares at a weighted average price per share of $7.24 under its ATM equity program with BMO Capital Markets Corp. as sales agent, for net proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million, used for general corporate purposes including the acquisition and development of investment properties. On April 1, 2013 the Company terminated this ATM equity program, and the Company currently has no ATM equity program in place.

2013 Annual Report

NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)
	(in thousands, except per share data)
QUARTER ENDED	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2013
Revenues	$61,730	$64,689	$65,976	$67,011
Net income attributable to Investors Real Estate Trust	$1,679	$8,512	$5,324	$10,015
Net income available to common shareholders	$1,086	$5,634	$2,445	$7,136
Net income per common share - basic & diluted	$.01	$.06	$.03	$.07

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012
Revenues	$58,909	$59,946	$60,291	$59,932
Net income attributable to Investors Real Estate Trust	$1,421	$1,285	$2,127	$3,379
Net income (loss) available to common shareholders	$828	$692	$1,534	$2,786
Net income (loss) per common share - basic & diluted	$.01	$.01	$.02	$.03
The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.
NOTE 19 • REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company's unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Consolidated Balance Sheets. The Company acquired this interest from its joint venture partner in the third quarter of fiscal year 2012. The Company had no redeemable noncontrolling interests during the fiscal year ended April 30, 2013. As of April 30, 2012 and 2011, the estimated redemption value of the redeemable noncontrolling interests was $0 and $987,000, respectively.  Below is a table reflecting the activity of the redeemable noncontrolling interests.
	(in thousands)
	2012	2011
Balance at beginning of fiscal year	$987	$1,812
Net income (loss)	12	(13)
Net distributions	(27)	(442)
Mark-to-market adjustments	35	(370)
Acquisition of joint venture partner's interest	(1,007)	0
Balance at close of fiscal year	$0	$987

NOTE 20 • STOCK BASED COMPENSATION
The Company maintains a long-term incentive plan that allows for stock-based awards to officer and non-officer employees of the Company. Stock based awards are provided to officers, non-officer employees and trustees, under the Company's 2008 Incentive Award Plan approved by shareholders on September 16, 2008, which allows for awards in the form of cash and awards of unrestricted and restricted common shares, up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Through April 30, 2013, awards under the 2008 Incentive Award Plan have consisted of cash awards and grants of unrestricted common shares. No grants of restricted shares have been made under the 2008 Incentive Award Plan.
In fiscal year 2012, the Company's Compensation Committee conducted an extensive review of the Company's executive compensation philosophy, resulting in a new long-term incentive ("LTIP") plan, which was approved by the Compensation Committee and the Company's independent trustees on June 1, 2012, effective as of May 1, 2012.

2013 Annual Report

NOTE 20 • continued
Under the LTIP, executives are provided the opportunity to earn awards, payable 50% in unrestricted shares and 50% in restricted shares, based on achieving one or more performance objectives within a one-year performance period (with the performance period for fiscal year 2013 commencing on May 1, 2012 and concluding on April 30, 2013). LTIP performance is evaluated based on the following objective performance goal: Three-Year Average Annual Total Shareholder Return ("TSR"), which means the average of the Annual Total Shareholder Return for common shares in each of the three consecutive fiscal years ending with and including the performance period. "Annual Total Shareholder Return," and "Three-Year Average Annual Total Shareholder Return," have the meanings set forth in the LTIP. The unrestricted shares vest immediately at the end of the one-year performance period, and the restricted shares vest on the one year anniversary of the award date.
Trustee Awards
We award share based compensation to our trustees on an annual basis in the form of unrestricted shares which vest immediately. The value of share-based compensation for each trustee was $15,975, $7,560 and $8,650 for each of the years ended April 2013, 2012, and 2011, respectively.
Total Compensation Expense
Total compensation expense recognized in the consolidated financial statements for the three years ended April 30, 2013 for all share based awards, was as follows (in thousands):
	Year Ended April 30,
	2013	2012	2011
Stock-based compensation expense	$0	$332,000	$404,000

NOTE 21 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions. On July 1, 2013, the Company paid a distribution of 51.56 cents per share on the Company's Series A Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 14, 2013. On July 1, 2013, the Company paid a distribution of 49.68 cents per share on the Company's Series B Cumulative Redeemable Preferred Shares, to preferred shareholders of record on June 14, 2013. On July 1, 2013, the Company paid a distribution of 13.00 cents per share on the Company's common shares of beneficial interest, to common shareholders and UPREIT unitholders of record on June 14, 2013.
Completed Acquisitions and Dispositions.  Subsequent to the end of fiscal year 2013, on May 1, 2013, the Company closed on its acquisition of a 71-unit multi-family residential property in Rapid City, South Dakota, for a purchase price totaling $6.2 million, of which approximately $2.9 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at approximately $3.3 million. On May 21, 2013, the Company closed on its acquisition of an approximately 0.69-acre parcel of land in Minot, North Dakota for a purchase price of approximately $171,000. The purchase price accounting is incomplete for the acquisitions that closed subsequent to the end of fiscal year 2013.
On May 13, 2013, the Company sold four industrial properties: Bodycote Industrial Building in Eden Prairie, Minnesota; Metal Improvement Company in New Brighton, Minnesota; Roseville 2929 Long Lake Road in Roseville, Minnesota and Fargo 1320 45th Street N in Fargo, North Dakota for a total sale price of $19.5 million. On May 14, 2013, the Company sold a retail property in Eagan, Minnesota, for a sale price of $2.3 million.
Pending Acquisitions.  Subsequent to the end of fiscal year 2013, the Company signed purchase agreements to acquire the following properties; all of these pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these acquisitions will be completed:
•
A multi-family residential property in Grand Forks, North Dakota with 96 units, for a purchase price of $10.6 million, of which approximately $560,000 would be paid through the issuance of limited partnership units of the Operating Partnership with the remainder in cash and

•	An approximately 9-acre parcel of vacant land in Jamestown, North Dakota for a purchase of approximately $700,000 to be paid in cash.
Pending Dispositions.  The Company has signed agreements to sell the following properties; all of these pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that any or all of these transactions will be completed on the terms currently expected, or at all:
•	the Company's 121,669-square foot Bloomington Business Plaza commercial office property in Bloomington, Minnesota for a sale price of $4.5 million;
•	the 322,751-square foot Brooklyn Park 7401 Boone Avenue commercial industrial property in Brooklyn Park, Minnesota for a sale price of $12.8 million;
•	the 50,400-square foot Cedar Lake Business Center commercial industrial property in St. Louis Park, Minnesota for a sale price of $2.6 million;
•	the 118,125-square foot Nicollett VII commercial office property in Burnsville, Minnesota for a sale price of $7.2 million;
•	the 42,929-square foot Pillsbury Business Center commercial office property in Bloomington, Minnesota for a sale price of $1.3 million;
•	the 42,510-square foot Clive 2075 NW 94th Street commercial industrial property in Clive, Iowa for a sale price of $2.7 million and
•	the 606,006-square foot Dixon Avenue Industrial Park commercial industrial property in Des Moines, Iowa for a sale price of $14.7 million.
Registration Statement.  On June 27, 2013, the Company filed a registration statement with the Securities and Exchange Commission to enable the Company to offer and sell, from time to time, in one or more offerings, an indeterminate amount of its common and preferred shares of beneficial interest and debt securities.

2013 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential
11th Street 3 Plex - Minot, ND	$90	$11	$53	$12	$16	$60	$76	$(8)	2008	40 years
4th Street 4 Plex - Minot, ND	104	15	74	21	23	87	110	(11)	2008	40 years
Apartments on Main - Minot, ND	688	158	1,123	24	179	1,126	1,305	(164)	1987	24-40 years
Arbors - S Sioux City, NE	4,000	350	6,625	1,281	614	7,642	8,256	(1,522)	2006	40 years
Ashland - Grand Forks, ND	5,710	741	7,569	46	756	7,600	8,356	(247)	2012	40 years
Boulder Court - Eagan, MN	3,231	1,067	5,498	2,596	1,293	7,868	9,161	(2,007)	2003	40 years
Brookfield Village - Topeka, KS	5,385	509	6,698	1,269	635	7,841	8,476	(1,957)	2003	40 years
Brooklyn Heights - Minot, ND	800	145	1,450	785	206	2,174	2,380	(804)	1997	12-40 years
Campus Center - St. Cloud, MN	1,280	395	2,244	171	400	2,410	2,810	(388)	2007	40 years
Campus Heights - St. Cloud, MN	0	110	628	72	122	688	810	(113)	2007	40 years
Campus Knoll - St. Cloud, MN	853	266	1,512	96	273	1,601	1,874	(263)	2007	40 years
Campus Plaza - St. Cloud, MN(1)	0	54	311	45	59	351	410	(59)	2007	40 years
Campus Side - St. Cloud, MN(1)	0	107	615	85	116	691	807	(115)	2007	40 years
Campus View - St. Cloud, MN(1)	0	107	615	79	111	690	801	(112)	2007	40 years
Canyon Lake - Rapid City, SD	2,942	305	3,958	1,009	361	4,911	5,272	(1,357)	2001	40 years
Castlerock - Billings, MT	6,773	736	4,864	1,816	961	6,455	7,416	(2,267)	1998	40 years
Chateau I - Minot, ND	0	61	5,663	326	61	5,989	6,050	(359)	2013	40 years
Cimarron Hills - Omaha, NE	4,879	706	9,588	4,128	1,279	13,143	14,422	(3,948)	2001	40 years
Colonial Villa - Burnsville, MN	6,461	2,401	11,515	4,259	2,797	15,378	18,175	(3,941)	2003	40 years
Colony - Lincoln, NE	13,817	1,515	15,731	107	1,526	15,827	17,353	(365)	2012	40 years
Colton Heights - Minot, ND	450	80	672	392	114	1,030	1,144	(697)	1984	40 years
Cornerstone - St. Cloud, MN(1)	0	54	311	48	55	358	413	(60)	2007	40 years
Cottage West Twin Homes - Sioux Falls, SD	3,704	968	3,762	320	991	4,059	5,050	(155)	2011	40 years
Cottonwood - Bismarck, ND	16,007	1,056	17,372	2,969	1,345	20,052	21,397	(5,812)	1997	40 years
Country Meadows - Billings, MT	6,790	491	7,809	1,210	534	8,976	9,510	(3,241)	1995	33-40 years
Crestview - Bismarck, ND	3,990	235	4,290	1,422	494	5,453	5,947	(2,571)	1994	24-40 years
Crown - Rochester, MN	2,687	261	3,289	171	266	3,455	3,721	(270)	2010	40 years
Crown Colony - Topeka, KS	8,350	620	9,956	2,010	817	11,769	12,586	(3,897)	1999	40 years
East Park - Sioux Falls, SD	0	115	2,405	728	156	3,092	3,248	(921)	2002	40 years
Evergreen - Isanti, MN	2,049	380	2,740	64	380	2,804	3,184	(324)	2008	40 years
Evergreen II - Isanti, MN	2,148	691	2,784	9	691	2,793	3,484	(117)	2011	40 years
Fairmont - Minot, ND	356	28	337	51	53	363	416	(48)	2008	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
First Avenue - Minot, ND	$0	$0	$2,677	$232	$0	$2,909	$2,909	$(3)	2013	40 years
Forest Park - Grand Forks, ND	7,816	810	5,579	6,554	1,365	11,578	12,943	(4,462)	1993	24-40 years
Gables Townhomes - Sioux Falls, SD	1,499	349	1,921	134	366	2,038	2,404	(79)	2011	40 years
Grand Gateway - St. Cloud, MN	5,580	814	7,086	353	909	7,344	8,253	(256)	2012	40 years
Greenfield - Omaha, NE	3,642	578	4,122	586	775	4,511	5,286	(641)	2007	40 years
Heritage Manor - Rochester, MN	4,198	403	6,968	2,422	480	9,313	9,793	(3,206)	1998	40 years
Indian Hills - Sioux City, IA(1)	0	294	2,921	3,309	375	6,149	6,524	(944)	2007	40 years
Kirkwood Manor - Bismarck, ND	3,361	449	2,725	1,443	546	4,071	4,617	(1,528)	1997	12-40 years
Lakeside Village - Lincoln, NE	13,625	1,215	15,837	88	1,216	15,924	17,140	(365)	2012	40 years
Lancaster - St. Cloud, MN	762	289	2,899	981	451	3,718	4,169	(1,329)	2000	40 years
Landmark - Grand Forks, ND	1,700	184	1,514	904	277	2,325	2,602	(896)	1997	40 years
Legacy - Grand Forks, ND	16,222	1,362	21,727	5,870	2,080	26,879	28,959	(8,591)	1995-2005	24-40 years
Mariposa - Topeka, KS	3,022	399	5,110	392	422	5,479	5,901	(1,185)	2004	40 years
Meadows - Jamestown, ND(1)	0	590	4,519	1,200	653	5,656	6,309	(1,811)	1998	40 years
Monticello Village - Monticello, MN	2,886	490	3,756	435	621	4,060	4,681	(1,016)	2004	40 years
North Pointe - Bismarck, ND	3,478	303	3,957	469	336	4,393	4,729	(1,206)	1995-2011	24-40 years
Northern Valley - Rochester, MN	0	110	610	64	119	665	784	(54)	2010	40 years
Oakmont Estates - Sioux Falls, SD	2,524	423	4,838	450	515	5,196	5,711	(1,464)	2002	40 years
Oakwood Estates - Sioux Falls, SD	4,107	543	2,784	4,134	767	6,694	7,461	(2,830)	1993	40 years
Olympic Village - Billings, MT	10,955	1,164	10,441	2,563	1,624	12,544	14,168	(4,061)	2000	40 years
Olympik Village - Rochester, MN	4,610	1,034	6,109	1,493	1,154	7,482	8,636	(1,612)	2005	40 years
Oxbow Park - Sioux Falls, SD	4,011	404	3,152	2,468	563	5,461	6,024	(2,446)	1994	24-40 years
Park Meadows - Waite Park, MN	8,581	1,143	9,099	4,406	1,545	13,103	14,648	(5,283)	1997	40 years
Pebble Springs - Bismarck, ND	792	7	748	132	44	843	887	(299)	1999	40 years
Pinehurst - Billings, MT	279	72	687	229	77	911	988	(245)	2002	40 years
Pines - Minot, ND	128	35	215	181	49	382	431	(121)	1997	40 years
Plaza - Minot, ND	5,602	867	12,784	2,246	986	14,911	15,897	(1,635)	2009	40 years
Pointe West - Rapid City, SD	2,731	240	3,538	1,453	363	4,868	5,231	(2,095)	1994	24-40 years
Ponds at Heritage Place - Sartell, MN	4,045	395	4,564	105	395	4,669	5,064	(73)	2012	40 years
Prairie Winds - Sioux Falls, SD	1,464	144	1,816	436	226	2,170	2,396	(1,107)	1993	24-40 years
Quarry Ridge - Rochester, MN	11,599	1,312	13,362	964	1,347	14,291	15,638	(2,385)	2006	40 years
Quarry Ridge II - Rochester, MN	0	942	16,677	19	942	16,696	17,638	(385)	2012	40 years
Regency Park Estates - St. Cloud, MN	6,966	702	10,198	638	723	10,815	11,538	(474)	2011	40 years
Ridge Oaks - Sioux City, IA	3,466	178	4,073	2,017	272	5,996	6,268	(1,883)	2001	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Rimrock West - Billings, MT	$3,392	$330	$3,489	$1,413	$431	$4,801	$5,232	$(1,483)	1999	40 years
Rocky Meadows - Billings, MT	5,260	656	5,726	996	767	6,611	7,378	(2,756)	1995	40 years
Rum River - Isanti, MN	3,677	843	4,823	105	848	4,923	5,771	(749)	2007	40 years
Sherwood - Topeka, KS	12,534	1,142	14,684	2,729	1,590	16,965	18,555	(5,699)	1999	40 years
Sierra Vista - Sioux Falls, SD	1,450	241	2,097	322	251	2,409	2,660	(129)	2011	40 years
South Pointe - Minot, ND	8,954	550	9,548	2,351	1,305	11,144	12,449	(4,802)	1995	24-40 years
Southview - Minot, ND	1,082	185	469	314	236	732	968	(313)	1994	24-40 years
Southwind - Grand Forks, ND	5,719	400	5,034	2,627	719	7,342	8,061	(3,037)	1995	24-40 years
Summit Park - Minot, ND	1,110	161	1,898	1,145	292	2,912	3,204	(1,064)	1997	24-40 years
Sunset Trail - Rochester, MN	8,259	336	12,814	2,322	536	14,936	15,472	(4,572)	1999	40 years
Sycamore Village - Sioux Falls, SD	0	101	1,317	470	152	1,736	1,888	(536)	2002	40 years
Temple - Minot, ND	81	0	0	228	0	228	228	(42)	2006	40 years
Terrace Heights - Minot, ND	185	29	312	83	40	384	424	(153)	2006	40 years
Thomasbrook - Lincoln, NE	6,076	600	10,306	2,871	1,151	12,626	13,777	(3,943)	1999	40 years
University Park Place - St. Cloud, MN(1)	0	78	450	73	80	521	601	(81)	2007	40 years
Valley Park - Grand Forks, ND	3,946	294	4,137	2,674	533	6,572	7,105	(2,178)	1999	40 years
Villa West - Topeka, KS	12,446	1,590	15,760	80	1,595	15,835	17,430	(393)	2012	40 years
Village Green - Rochester, MN	1,237	234	2,296	619	357	2,792	3,149	(728)	2003	40 years
West Stonehill - Waite Park, MN	8,783	939	10,167	4,654	1,378	14,382	15,760	(6,424)	1995	40 years
Westridge - Minot, ND	1,716	68	1,887	90	74	1,971	2,045	(250)	2008	40 years
Westwood Park - Bismarck, ND	2,012	116	1,909	1,673	260	3,438	3,698	(1,204)	1998	40 years
Whispering Ridge - Omaha, NE	22,000	2,139	25,424	0	2,139	25,424	27,563	(82)	2012	40 years
Williston Garden - Williston, ND	13,523	1,400	17,712	0	1,400	17,712	19,112	(704)	2012	40 years
Winchester - Rochester, MN	3,028	748	5,622	1,597	1,003	6,964	7,967	(1,839)	2003	40 years
Woodridge - Rochester, MN	6,560	370	6,028	1,754	485	7,667	8,152	(3,103)	1997	40 years
Total Multi-Family Residential	$376,225	$46,532	$504,983	$108,181	$57,889	$601,807	$659,696	$(140,354)

Commercial Office
1st Avenue Building - Minot, ND	$0	$30	$80	$(41)	$33	$36	$69	$245	1981	33-40 years
2030 Cliff Road - Eagan, MN	967	146	835	90	158	913	1,071	(273)	2001	40 years
610 Business Center IV - Brooklyn Park, MN	7,011	975	5,542	2,886	980	8,423	9,403	(1,711)	2007	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office - continued
7800 West Brown Deer Road - Milwaukee, WI	$10,709	$1,455	$8,756	$2,333	$1,475	$11,069	$12,544	$(3,233)	2003	40 years
American Corporate Center - Mendota Heights, MN	8,909	893	16,768	3,908	893	20,676	21,569	(7,763)	2002	40 years
Ameritrade - Omaha, NE	2,831	327	7,957	65	327	8,022	8,349	(2,813)	1999	40 years
Benton Business Park - Sauk Rapids, MN	560	188	1,261	86	188	1,347	1,535	(359)	2003	40 years
Bismarck 715 East Broadway - Bismarck, ND	2,218	389	1,283	1,126	443	2,355	2,798	(287)	2008	40 years
Bloomington Business Plaza - Bloomington, MN	0	1,300	6,106	1,625	1,313	7,718	9,031	(2,357)	2001	40 years
Brenwood - Minnetonka, MN	5,250	1,641	12,138	3,547	1,650	15,676	17,326	(4,964)	2002	40 years
Brook Valley I - La Vista, NE	1,301	347	1,671	81	347	1,752	2,099	(355)	2005	40 years
Burnsville Bluffs II - Burnsville, MN	1,719	300	2,154	976	374	3,056	3,430	(1,236)	2001	40 years
Cold Spring Center - St. Cloud, MN	5,661	588	7,808	1,092	727	8,761	9,488	(2,913)	2001	40 years
Corporate Center West - Omaha, NE	17,315	3,880	17,509	957	4,167	18,179	22,346	(2,975)	2006	40 years
Crosstown Centre - Eden Prairie, MN	13,211	2,884	14,569	2,473	2,919	17,007	19,926	(3,660)	2004	40 years
Dewey Hill Business Center - Edina, MN	0	985	3,507	904	995	4,401	5,396	(1,643)	2000	40 years
Farnam Executive Center - Omaha, NE	12,160	2,188	11,404	0	2,188	11,404	13,592	(1,889)	2006	40 years
Flagship - Eden Prairie, MN	21,565	1,899	21,638	1,424	2,094	22,867	24,961	(4,125)	2006	40 years
Gateway Corporate Center - Woodbury, MN	8,700	1,637	7,763	1,065	1,675	8,790	10,465	(1,453)	2006	40 years
Golden Hills Office Center - Golden Valley, MN	17,988	3,018	18,544	3,639	3,018	22,183	25,201	(7,236)	2003	40 years
Great Plains - Fargo, ND	0	126	15,240	111	126	15,351	15,477	(5,232)	1997	40 years
Highlands Ranch I - Highlands Ranch, CO	8,221	2,268	8,362	427	2,268	8,789	11,057	(1,549)	2006	40 years
Highlands Ranch II - Highlands Ranch, CO	7,898	1,437	9,549	1,527	1,437	11,076	12,513	(2,659)	2004	40 years
Interlachen Corporate Center - Edina, MN	8,857	1,650	14,983	2,395	1,668	17,360	19,028	(4,990)	2001	40 years
Intertech Building - Fenton, MO	4,418	2,130	3,968	1,275	2,165	5,208	7,373	(696)	2007	40 years
Mendota Office Center I - Mendota Heights, MN	3,836	835	6,169	853	835	7,022	7,857	(2,161)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	5,668	1,121	10,085	1,501	1,121	11,586	12,707	(4,185)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	3,895	970	5,734	697	970	6,431	7,401	(1,888)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	4,631	1,070	7,635	578	1,070	8,213	9,283	(2,716)	2002	40 years
Minnesota National Bank - Duluth, MN	781	287	1,454	174	288	1,627	1,915	(352)	2004	40 years
Minot 2505 16th Street SW - Minot, ND(1)	0	298	1,724	296	298	2,020	2,318	(164)	2009	40 years
Miracle Hills One - Omaha, NE	8,895	1,974	10,117	1,450	2,120	11,421	13,541	(2,446)	2006	40 years
Nicollett VII - Burnsville, MN	0	429	6,931	410	436	7,334	7,770	(2,181)	2001	40 years
Northgate I - Maple Grove, MN	5,163	1,062	6,358	990	1,235	7,175	8,410	(1,637)	2004	40 years
Northgate II - Maple Grove, MN	939	359	1,944	284	403	2,184	2,587	(744)	1999	40 years
Northpark Corporate Center - Arden Hills, MN	12,332	2,034	14,584	1,585	2,034	16,169	18,203	(3,104)	2006	40 years
Omaha 10802 Farnam Dr - Omaha, NE	5,297	2,462	4,374	392	2,818	4,410	7,228	(269)	2010	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office - continued
Pacific Hills - Omaha, NE	$16,770	$4,220	$11,988	$2,179	$4,507	$13,880	$18,387	$(2,604)	2006	40 years
Pillsbury Business Center - Bloomington, MN	0	284	1,556	171	299	1,712	2,011	(551)	2001	40 years
Plaza 16 - Minot, ND	7,434	389	5,444	3,843	591	9,085	9,676	(1,291)	2009	40 years
Plaza VII - Boise, ID	993	300	3,058	478	351	3,485	3,836	(1,027)	2003	40 years
Plymouth 5095 Nathan Lane - Plymouth, MN	1,215	604	1,253	83	636	1,304	1,940	(190)	2007	40 years
Plymouth I - Plymouth, MN	1,157	530	1,133	65	530	1,198	1,728	(274)	2004	40 years
Plymouth II - Plymouth, MN	1,157	367	1,264	40	367	1,304	1,671	(305)	2004	40 years
Plymouth III - Plymouth, MN	1,425	507	1,495	365	507	1,860	2,367	(490)	2004	40 years
Plymouth IV & V - Plymouth, MN	6,875	1,336	12,693	2,141	1,338	14,832	16,170	(4,771)	2001	40 years
Prairie Oak Business Center - Eden Prairie, MN	3,304	531	4,069	1,852	764	5,688	6,452	(1,904)	2003	40 years
Rapid City 900 Concourse Drive - Rapid City, SD	1,171	285	6,600	736	514	7,107	7,621	(2,275)	2000	40 years
Riverport - Maryland Heights, MO	19,690	1,891	18,982	554	1,917	19,510	21,427	(3,285)	2006	40 years
Southeast Tech Center - Eagan, MN	1,691	560	5,496	419	569	5,906	6,475	(2,133)	1999	40 years
Spring Valley IV - Omaha, NE	775	178	916	60	186	968	1,154	(212)	2005	40 years
Spring Valley V - Omaha, NE	852	212	1,123	251	240	1,346	1,586	(295)	2005	40 years
Spring Valley X - Omaha, NE	790	180	1,024	60	189	1,075	1,264	(212)	2005	40 years
Spring Valley XI - Omaha, NE	775	143	1,094	36	151	1,122	1,273	(218)	2005	40 years
Superior Office Building - Duluth, MN	1,174	336	2,200	83	336	2,283	2,619	(526)	2004	40 years
TCA Building - Eagan, MN	7,080	627	8,571	911	684	9,425	10,109	(2,616)	2003	40 years
Three Paramount Plaza - Bloomington, MN(1)	0	1,261	6,149	1,755	1,298	7,867	9,165	(2,539)	2002	40 years
Thresher Square - Minneapolis, MN	0	1,094	10,026	1,643	1,104	11,659	12,763	(3,648)	2002	40 years
Timberlands - Leawood, KS	13,155	2,375	12,218	1,405	2,495	13,503	15,998	(2,603)	2006	40 years
UHC Office - International Falls, MN	995	119	2,366	80	119	2,446	2,565	(586)	2004	40 years
US Bank Financial Center - Bloomington, MN	13,425	3,117	13,350	610	3,119	13,958	17,077	(2,894)	2005	40 years
Viromed - Eden Prairie, MN	324	666	4,197	1	666	4,198	4,864	(1,491)	1999	40 years
Wells Fargo Center - St Cloud, MN	6,206	869	8,373	1,448	869	9,821	10,690	(2,087)	2005	40 years
West River Business Park - Waite Park, MN	560	235	1,195	50	235	1,245	1,480	(322)	2003	40 years
Westgate - Boise, ID	4,125	1,000	10,618	1,921	1,000	12,539	13,539	(3,573)	2003	40 years
Whitewater Plaza - Minnetonka, MN	3,830	530	4,860	850	577	5,663	6,240	(1,774)	2002	40 years
Wirth Corporate Center - Golden Valley, MN	3,539	970	7,659	911	971	8,569	9,540	(2,568)	2002	40 years
Woodlands Plaza IV - Maryland Heights, MO	4,360	771	4,609	1,441	837	5,984	6,821	(1,033)	2006	40 years
Total Commercial Office	$343,753	$72,069	$472,083	$69,623	$75,222	538,553	$613,775	$(138,270)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Healthcare
2800 Medical Building - Minneapolis, MN	$5,399	$204	$7,135	$2,191	$229	$9,301	$9,530	$(2,343)	2005	40 years
2828 Chicago Avenue - Minneapolis, MN	8,379	726	11,319	5,627	729	16,943	17,672	(2,764)	2007	40 years
Airport Medical - Bloomington, MN	1,083	0	4,678	0	0	4,678	4,678	(1,497)	2002	40 years
Barry Pointe Office Park - Kansas City, MO	1,435	384	2,366	103	392	2,461	2,853	(398)	2007	40 years
Billings 2300 Grant Road - Billings, MT	1,645	649	1,216	0	649	1,216	1,865	(85)	2010	40 years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	8,445	1,071	6,842	1,523	1,071	8,365	9,436	(1,054)	2008	40 years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	5,287	189	5,127	768	189	5,895	6,084	(741)	2008	40 years
Casper 1930 E 12th Street (Park Place) - Casper, WY(1)	0	439	5,780	162	439	5,942	6,381	(530)	2009	40 years
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY(1)	0	388	10,494	25	388	10,519	10,907	(775)	2009	40 years
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY(1)	0	628	10,272	260	629	10,531	11,160	(903)	2009	40 years
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY(1)	0	695	7,455	40	695	7,495	8,190	(639)	2009	40 years
Denfeld Clinic - Duluth, MN	1,656	501	2,597	1	501	2,598	3,099	(588)	2004	40 years
Eagan 1440 Duckwood Medical - Eagan, MN	1,811	521	1,547	519	521	2,066	2,587	(447)	2008	40 years
Edgewood Vista - Belgrade, MT	0	35	779	5	35	784	819	(100)	2008	40 years
Edgewood Vista - Billings, MT	1,905	115	1,767	7	115	1,774	1,889	(231)	2008	40 years
Edgewood Vista - Bismarck, ND	0	511	9,193	114	511	9,307	9,818	(1,758)	2005	40 years
Edgewood Vista - Brainerd, MN	0	587	8,999	54	587	9,053	9,640	(1,721)	2005	40 years
Edgewood Vista - Columbus, NE(1)	0	43	824	3	44	826	870	(106)	2008	40 years
Edgewood Vista - East Grand Forks, MN	2,902	290	1,352	15	290	1,367	1,657	(177)	2000	40 years
Edgewood Vista - Fargo, ND	12,877	775	20,870	9	775	20,879	21,654	(2,674)	2008	40 years
Edgewood Vista - Fremont, NE	593	56	490	42	56	532	588	(153)	2008	40 years
Edgewood Vista - Grand Island, NE(1)	0	33	773	30	39	797	836	(100)	2008	40 years
Edgewood Vista - Hastings, NE	611	49	517	44	50	560	610	(167)	2008	40 years
Edgewood Vista - Hermantown I, MN	16,382	288	9,871	1,514	288	11,385	11,673	(3,304)	2000	40 years
Edgewood Vista - Hermantown II, MN	0	719	10,517	33	719	10,550	11,269	(2,009)	2005	40 years
Edgewood Vista - Kalispell, MT	613	70	502	603	70	1,105	1,175	(211)	2001	40 years
Edgewood Vista - Minot, ND	9,470	1,045	11,590	70	1,047	11,658	12,705	(714)	2010	40 years
Edgewood Vista - Missoula, MT	870	109	854	72	116	919	1,035	(359)	1996	40 years
Edgewood Vista - Norfolk, NE(1)	0	42	722	7	42	729	771	(93)	2008	40 years
Edgewood Vista - Omaha, NE	387	89	547	42	89	589	678	(171)	2001	40 years
Edgewood Vista - Sioux Falls, SD	1,091	314	974	12	314	986	1,300	(128)	2008	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Healthcare - continued
Edgewood Vista - Spearfish, SD	$0	$315	$8,584	$65	$330	$8,634	$8,964	$(1,271)	2005	40 years
Edgewood Vista - Virginia, MN	13,932	246	11,823	115	246	11,938	12,184	(3,056)	2002	40 years
Edina 6363 France Medical - Edina, MN	10,000	0	12,675	1,762	0	14,437	14,437	(2,458)	2008	40 years
Edina 6405 France Medical - Edina, MN	8,782	0	12,201	41	0	12,242	12,242	(2,097)	2008	40 years
Edina 6517 Drew Avenue - Edina, MN	1,133	353	660	529	372	1,170	1,542	(460)	2002	40 years
Edina 6525 Drew Avenue - Edina, MN	0	388	117	0	388	117	505	(4)	2011	40 years
Edina 6525 France SMC II - Edina, MN	10,170	755	8,054	6,018	1,040	13,787	14,827	(5,226)	2003	40 years
Edina 6545 France SMC I - Edina MN	30,786	3,480	30,743	12,464	3,480	43,207	46,687	(14,411)	2001	40 years
Fresenius - Duluth, MN	716	50	1,520	2	50	1,522	1,572	(344)	2004	40 years
Garden View - St. Paul, MN	1,320	0	7,408	709	12	8,105	8,117	(2,217)	2002	40 years
Gateway Clinic - Sandstone, MN	959	66	1,699	0	66	1,699	1,765	(384)	2004	40 years
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	10,304	3,239	18,362	0	3,239	18,362	21,601	(5,948)	2000	40 years
High Pointe Health Campus - Lake Elmo, MN	5,400	1,305	10,528	1,630	1,329	12,134	13,463	(2,888)	2004	40 years
Jamestown Medical Office Building - Jamestown, ND	6,200	0	7,605	0	0	7,605	7,605	(76)	2013	40 years
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY(1)	0	406	10,151	17	406	10,168	10,574	(631)	2009	40 years
Mariner Clinic - Superior, WI	2,097	0	3,781	90	20	3,851	3,871	(871)	2004	40 years
Minneapolis 701 25th Avenue Medical - Minneapolis, MN	7,532	0	7,873	1,093	0	8,966	8,966	(1,133)	2008	40 years
Missoula 3050 Great Northern - Missoula, MT	1,727	640	1,331	0	640	1,331	1,971	(93)	2010	40 years
Nebraska Orthopedic Hospital - Omaha, NE	11,964	0	20,272	1,615	0	21,887	21,887	(4,764)	2004	40 years
Park Dental - Brooklyn Center, MN	621	185	2,767	0	185	2,767	2,952	(735)	2002	40 years
Pavilion I - Duluth, MN	5,525	1,245	8,898	31	1,245	8,929	10,174	(1,993)	2004	40 years
Pavilion II - Duluth, MN	10,168	2,715	14,673	1,937	2,715	16,610	19,325	(4,739)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	6,463	1,615	7,851	1,911	1,647	9,730	11,377	(1,952)	2005	40 years
Sartell 2000 23rd Street South - Sartell, MN	3,256	0	11,781	935	0	12,716	12,716	(3,458)	2002	40 years
Spring Creek-American Falls - American Falls, ID	2,328	145	3,870	0	145	3,870	4,015	(180)	2011	40 years
Spring Creek-Boise - Boise, ID	2,957	708	4,296	0	708	4,296	5,004	(214)	2011	40 years
Spring Creek-Eagle - Eagle, ID	2,141	263	3,775	0	263	3,775	4,038	(176)	2011	40 years
Spring Creek-Meridian - Meridian, ID	3,538	424	6,724	0	424	6,724	7,148	(310)	2011	40 years
Spring Creek-Overland - Overland, ID	3,339	687	5,941	0	687	5,941	6,628	(286)	2011	40 years
Spring Creek-Soda Springs - Soda Springs, ID	838	66	2,134	33	66	2,167	2,233	(101)	2011	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
			Initial Cost to Company						Gross amount at which carried at close of period									Life on which depreciation in latest income statement is computed
Description	Encumbrances(a)		Land		Buildings & Improvements		Costs capitalized subsequent to acquisition		Land		Buildings & Improvements		Total		Accumulated Depreciation		Date of Construction or Acquisition
Commercial Healthcare - continued	$		$		$		$		$		$		$		$
Spring Creek-Ustick - Meridian, ID		0		467		3,833		0		467		3,833		4,300		(165)	2011	40 years
St Michael Clinic - St Michael, MN		1,902		328		2,259		264		328		2,523		2,851		(384)	2007	40 years
Trinity at Plaza 16 - Minot, ND		4,984		568		8,987		5		568		8,992		9,560		(361)	2011	40 years
Wells Clinic - Hibbing, MN		1,463		162		2,497		2		162		2,499		2,661		(565)	2004	40 years
Total Commercial Healthcare		$255,386		$32,386		$423,642		$45,163		$32,847		468,344		$501,191		$(90,891)

Commercial Industrial
API Building - Duluth, MN		$796		$115		$1,605		$3		$115		$1,608		$1,723		$(363)	2004	40 years
Bloomington 2000 W 94th Street - Bloomington, MN(1)		0		2,133		4,097		1,185		2,172		5,243		7,415		(972)	2006	40 years
Bodycote Industrial Building - Eden Prairie, MN		1,046		198		1,154		800		198		1,954		2,152		(858)	1992	40 years
Brooklyn Park 7401 Boone Avenue - Brooklyn Park, MN		7,411		1,368		11,643		2,121		1,368		13,764		15,132		(3,801)	2002	40 years
Cedar Lake Business Center - St. Louis Park, MN		2,276		895		2,810		68		895		2,878		3,773		(444)	2007	40 years
Clive 2075 NW 94th Street - Clive, IA		2,175		408		2,611		47		408		2,658		3,066		(246)	2002	40 years
Dixon Avenue Industrial Park - Des Moines, IA		0		1,439		10,758		1,609		1,439		12,367		13,806		(3,501)	2002	40 years
Eagan 2785 & 2795 Highway 55 - Eagan, MN		0		3,058		2,570		0		3,058		2,570		5,628		(337)	2008	40 years
Fargo 1320 45th Street N - Fargo, ND		0		395		3,518		247		395		3,765		4,160		(273)	2010	40 years
Lexington Commerce Center - Eagan, MN		2,348		453		4,352		1,982		480		6,307		6,787		(2,407)	1999	40 years
Lighthouse - Duluth, MN		836		90		1,788		7		90		1,795		1,885		(408)	2004	40 years
Metal Improvement Company - New Brighton, MN		0		240		2,189		78		240		2,267		2,507		(648)	2002	40 years
Minnetonka 13600 County Road 62 - Minnetonka, MN		2,427		809		434		2,459		809		2,893		3,702		(308)	2009	40 years
Minot IPS - Minot, ND		0		416		5,484		62		416		5,546		5,962		(59)	2012	40 years
Roseville 2929 Long Lake Road - Roseville, MN		0		1,966		7,272		1,729		2,000		8,967		10,967		(1,506)	2006	40 years
Stone Container - Fargo, ND		1,426		440		6,597		104		440		6,701		7,141		(2,608)	2001	40 years
Stone Container - Roseville, MN		4,500		810		7,440		254		882		7,622		8,504		(2,176)	2001	40 years
Urbandale 3900 106th Street - Urbandale, IA		10,702		3,680		9,893		1,215		3,721		11,067		14,788		(1,732)	2007	40 years
Winsted Industrial Building - Winsted, MN		0		100		901		53		100		954		1,054		(358)	2001	40 years
Woodbury 1865 Woodlane - Woodbury, MN		2,679		1,108		2,628		1,884		1,123		4,497		5,620		(683)	2007	40 years
Total Commercial Industrial		$38,622		$20,121		$89,744		$15,907		$20,349		105,423		$125,772		$(23,688)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Retail
17 South Main - Minot, ND	$81	$15	$75	$197	$17	$270	$287	$(196)	2000	40 years
Anoka Strip Center - Anoka, MN	0	123	602	25	134	616	750	(160)	2003	40 years
Arrowhead First International Bank - Minot, ND	0	75	1,165	360	75	1,525	1,600	(3)	2013	40 years
Burnsville 1 Strip Center - Burnsville, MN	329	208	773	205	208	978	1,186	(256)	2003	40 years
Burnsville 2 Strip Center - Burnsville, MN	259	291	469	214	294	680	974	(196)	2003	40 years
Champlin South Pond - Champlin, MN	1,473	842	2,703	69	866	2,748	3,614	(650)	2004	40 years
Chan West Village - Chanhassen, MN	13,052	5,035	14,665	1,987	5,606	16,081	21,687	(4,298)	2003	40 years
Dakota West Plaza - Minot , ND	364	92	493	30	106	509	615	(95)	2006	40 years
Duluth 4615 Grand - Duluth, MN	677	130	1,800	4	131	1,803	1,934	(407)	2004	40 years
Duluth Denfeld Retail - Duluth, MN	2,235	276	4,699	160	297	4,838	5,135	(1,114)	2004	40 years
Eagan Community - Eagan, MN	0	702	1,243	800	703	2,042	2,745	(498)	2003	40 years
Fargo Express Community - Fargo, ND	938	374	1,420	777	386	2,185	2,571	(430)	2003-2005	40 years
Forest Lake Auto - Forest Lake, MN(1)	0	50	446	13	50	459	509	(120)	2003	40 years
Forest Lake Westlake Center - Forest Lake, MN	0	2,446	5,304	487	2,480	5,757	8,237	(1,485)	2003	40 years
Grand Forks Carmike - Grand Forks, ND	1,541	184	2,360	2	184	2,362	2,546	(1,092)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	0	681	4,808	251	722	5,018	5,740	(1,683)	2000	40 years
Jamestown Buffalo Mall - Jamestown, ND	2,331	566	5,551	3,036	1,114	8,039	9,153	(1,486)	2003	40 years
Jamestown Business Center - Jamestown, ND	466	297	1,023	1,332	333	2,319	2,652	(844)	2003	40 years
Kalispell Retail Center - Kalispell, MT	1,280	250	2,250	973	253	3,220	3,473	(761)	2003	40 years
Lakeville Strip Center - Lakeville, MN	932	46	1,142	852	94	1,946	2,040	(613)	2003	40 years
Minot 1400 31st Ave - Minot, ND(1)	0	1,026	6,143	4,352	1,038	10,483	11,521	(1,054)	2010	40 years
Minot Arrowhead - Minot, ND(1)	0	100	3,007	5,272	116	8,263	8,379	(1,403)	1973	15 1/2-40 years
Minot Plaza - Minot, ND	795	50	453	147	80	570	650	(296)	1993	40 years
Monticello C Store - Monticello, MN(1)	0	65	770	37	97	775	872	(206)	2003	40 years
Omaha Barnes & Noble - Omaha, NE	2,418	600	3,099	0	600	3,099	3,699	(1,356)	1995	40 years
Pine City C-Store - Pine City, MN	0	83	357	12	83	369	452	(96)	2003	40 years
Pine City Evergreen Square - Pine City, MN	0	154	2,646	606	385	3,021	3,406	(890)	2003	40 years
Rochester Maplewood Square - Rochester, MN(1)	0	3,275	8,610	1,966	3,652	10,199	13,851	(3,229)	1999	40 years
St. Cloud Westgate - St. Cloud, MN	3,008	918	5,535	1,669	941	7,181	8,122	(1,481)	2004	40 years
Weston Retail - Weston, WI	0	79	1,575	27	80	1,601	1,681	(408)	2003	40 years
Weston Walgreens - Weston, WI	3,041	66	1,718	671	67	2,388	2,455	(412)	2006	40 years
Total Commercial Retail	$35,220	$19,099	$86,904	$26,533	$21,192	111,344	$132,536	$(27,218)

Subtotal	$1,049,206	$190,207	$1,577,356	$265,407	$207,499	$1,825,471	$2,032,970	$(420,421)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(a)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Unimproved Land
Badger Hills - Rochester, MN	$0	$1,050	$0	$0	$1,050	$0	$1,050	$0	2012
Bismarck 4916 - Bismarck, ND	0	3,250	0	0	3,250	0	3,250	0	2013
Bismarck 700 E Main - Bismarck, ND	0	314	0	558	872	0	872	0	2008
Cypress Court - St. Cloud, MN	0	447	0	0	447	0	447	0	2012
Eagan - Eagan, MN	0	423	0	0	423	0	423	0	2006
Georgetown Square - Grand Chute, WI	0	1,860	0	0	1,860	0	1,860	0	2006
Grand Forks 2150 - Grand Forks, ND	0	1,600	0	0	1,600	0	1,600	0	2013
Grand Forks - Grand Forks, ND	0	4,278	0	0	4,278	0	4,278	0	2012
Kalispell - Kalispell, MT	0	1,400	0	23	1,423	0	1,423	0	2003
Minot (Southgate Lot 4) - Minot, ND	0	1,882	0	0	1,882	0	1,882	0	2013
Monticello - Monticello, MN	0	115	0	2	117	0	117	0	2006
Renaissance Heights - Williston, ND	0	2,373	0	0	2,373	0	2,373	0	2012
River Falls - River Falls, WI	0	176	0	3	179	0	179	0	2003
Urbandale - Urbandale, IA	0	5	0	109	114	0	114	0	2009
Weston - Weston, WI	0	812	0	0	812	0	812	0	2006
Williston - Williston, ND	0	823	0	0	823	0	823	0	2012
Total Unimproved Land	$0	$20,808	$0	$695	$21,503	$0	$21,503	$0

Development in Progress
Arcata	$0	$2,088	$569	$0	$2,088	$569	$2,657	$0	2013
Chateau II - Minot, ND	0	61	189	8	61	197	258	0	2013
Commons at Southgate - Minot, ND	0	3,691	2,180	594	$3,691	2,774	6,465	0	2013
Cypress Court - St. Cloud, MN	0	1,136	4,610	713	$1,136	5,323	6,459	0	2012
Landing at Southgate - Minot, ND	0	2,262	4,054	1,104	$2,262	5,158	7,420	0	2013
Renaissance Heights I - Minot, ND	0	3,080	5,895	1,102	$3,080	6,997	10,077	0	2013
River Ridge - Bismarck, ND	0	576	9,526	3,073	589	12,586	13,175	0	2008
Total Development in Progress	$0	$12,894	$27,023	$6,594	$12,907	$33,604	$46,511	$0

Total	$1,049,206	$223,909	$1,604,380	272,695	241,909	1,859,075	2,100,984	(420,421)

(a)
Amounts in this column are the mortgages payable balances as of April 30, 2013. These amounts do not include amounts owing under the Company's multi-bank line of credit or under the Company's construction loans.

(1)
As of April 30, 2013, this property was included in the collateral pool securing the Company's $60.0 million multi-bank line of credit. The Company may add and remove eligible properties from the collateral pool if certain minimum collateral requirements are satisfied. Advances under the facility may not exceed 60% of the value of properties provided as security.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2013
Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliations of total real estate carrying value for the three years ended April 30, 2013, 2012, and 2011 are as follows:
	(in thousands)
	2013	2012	2011

Balance at beginning of year	$1,892,009	$1,770,798	$1,800,519
Additions during year
Multi-Family Residential	113,859	47,433	4,210
Commercial Office	0	0	6,836
Commercial Healthcare	11,122	47,408	19,249
Commercial Industrial	5,900	0	3,914
Commercial Retail	1,240	2,316	7,169
Improvements and Other	36,375	35,176	23,183
	2,060,505	1,903,131	1,865,080
Deductions during year
Cost of real estate sold	(21,953)	(3,498)	(86,994)
Impairment charge	(305)	(127)	0
Other(A)	(5,277)	(7,497)	(7,288)
Balance at close of year(B)	$2,032,970	$1,892,009	$1,770,798
Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2013, 2012, and 2011, are as follows:
	(in thousands)
	2013	2012	2011

Balance at beginning of year	$373,490	$328,952	$308,626
Additions during year
Provisions for depreciation	56,611	51,093	49,375
Deductions during year
Accumulated depreciation on real estate sold	(6,444)	(758)	(25,366)
Other(C)	(3,236)	(5,797)	(3,683)
Balance at close of year	$420,421	$373,490	$328,952
(A)	Consists of miscellaneous disposed assets and assets moved to Development in Progress.
(B)	The net basis of the Company's real estate investments for Federal Income Tax purposes was approximately $1.5 billion, $1.4 billion and $1.2 billion at April 30, 2013, 2012 and 2011, respectively.
(C)	Consists of miscellaneous disposed assets.

Exhibit Index
3.1	Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust, as amended, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-182451), filed with the SEC on June 29, 2012.
3.2	Third Restated Trustees' Regulations (Bylaws), dated May 16, 2007, and incorporated herein by reference to the Company's Current Report on Form 8-K , filed with the SEC on May 16, 2007.
3.3	Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated January 31, 1997, filed as Exhibit 3(ii) to the Registration Statement on Form S-11, effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant on February 18, 1997 (File No. 0-14851), and incorporated herein by reference.
4.1	Loan Agreement dated August 12, 2010 by and among IRET Properties, as borrower, the financial institutions party thereto as lenders, and First International Bank & Trust as lender and lead bank, incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2010.
4.2	Third Amendment to Loan Agreement dated June 15, 2012 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 22, 2012.
10.1	Member Control and Operating Agreement dated September 30, 2002, filed as Exhibit 10 to the Company's Form 8-K filed October 15, 2003, and incorporated herein by reference.
10.2	Letter Agreement dated January 31, 2003, filed as Exhibit 10(i) to the Company's Form 8-K filed February 27, 2003, and incorporated herein by reference.
10.3	Option Agreement dated January 31, 2003, filed as Exhibit 10(ii) to the Company's Form 8-K filed February 27, 2003, and incorporated herein by reference.
10.4	Financial Statements of T.F. James Company filed as Exhibit 10 to the Company's Form 8-K filed January 31, 2003, and incorporated herein by reference.
10.5	Agreement for Purchase and Sale of Property dated February 13, 2004, by and between IRET Properties and the Sellers specified therein, filed as Exhibit 10.5 to the Company's Form 10-K filed July 20, 2004, and incorporated herein by reference.
10.6	Contribution Agreement, filed as Exhibit 10.1 to the Company's Form 8-K filed May 17, 2006, and incorporated herein by reference.
10.7	Loan and Security Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.
10.8*	Short-Term Incentive Program, filed as Exhibit 10.1 to the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.
10.9*	Long-Term Incentive Program, filed as Exhibit 10.2 to the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.
10.10*	Description of Compensation of Trustees and Named Executive Officers, as described in 5.02 in the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.
10.11	Construction and Term Loan Agreement, filed as Exhibit 10.1 to the Company's Form 8-K filed March 21, 2013 and incorporated herein by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.

21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.
31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer, filed herewith.
32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer, filed herewith.
101	The following materials from our Annual Report on Form 10-K for the year ended April 30, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.(1)
________________________
*	Indicates management compensatory plan, contract or arrangement.
(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.