Form 10-Q
period 2013-07-31
INVESTORS REAL ESTATE TRUST
filed 2013-09-09
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended July 31, 2013
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
Registrant is a North Dakota Real Estate Investment Trust. As of August 23, 2013, it had 104,449,704 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2014
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	(in thousands, except share data)
	July 31, 2013	April 30, 2013
ASSETS
Real estate investments
Property owned	$2,016,523	$2,032,970
Less accumulated depreciation	(429,376)	(420,421)
	1,587,147	1,612,549
Development in progress	77,396	46,782
Unimproved land	20,774	21,503
Total real estate investments	1,685,317	1,680,834
Real estate held for sale	3,969	0
Cash and cash equivalents	93,193	94,133
Other investments	640	639
Receivable arising from straight-lining of rents, net of allowance of $752 and $830, respectively	26,671	26,354
Accounts receivable, net of allowance of $388 and $563, respectively	8,370	4,534
Real estate deposits	489	196
Prepaid and other assets	4,741	5,124
Intangible assets, net of accumulated amortization of $24,019 and $27,708, respectively	36,989	40,457
Tax, insurance, and other escrow	12,344	12,569
Property and equipment, net of accumulated depreciation of $1,757 and $1,673, respectively	1,217	1,221
Goodwill	1,100	1,106
Deferred charges and leasing costs, net of accumulated amortization of $19,810 and $18,714, respectively	21,602	22,387
TOTAL ASSETS	$1,896,642	$1,889,554

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$52,563	$50,797
Revolving line of credit	10,000	10,000
Mortgages payable	1,030,407	1,049,206
Other	32,366	18,170
TOTAL LIABILITIES	1,125,336	1,128,173
COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2013 and April 30, 2013, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at July 31, 2013 and April 30, 2013, respectively, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 104,226,469 shares issued and outstanding at July 31, 2013, and 101,487,976 shares issued and outstanding at April 30, 2013)	807,928	784,454
Accumulated distributions in excess of net income	(323,406)	(310,341)
Total Investors Real Estate Trust shareholders' equity	623,196	612,787
Noncontrolling interests – Operating Partnership (21,848,891 units at July 31, 2013 and 21,635,127 units at April 30, 2013)	122,334	122,539
Noncontrolling interests – consolidated real estate entities	25,776	26,055
Total equity	771,306	761,381
TOTAL LIABILITIES AND EQUITY	$1,896,642	$1,889,554
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2013 and 2012
	(in thousands, except per share data)
	Three Months Ended July 31
	2013	2012
REVENUE
Real estate rentals	$55,039	$50,458
Tenant reimbursement	12,143	10,517
TOTAL REVENUE	67,182	60,975
EXPENSES
Depreciation/amortization related to real estate investments	18,528	15,063
Utilities	5,051	4,194
Maintenance	7,912	7,312
Real estate taxes	8,862	8,242
Insurance	1,347	901
Property management expenses	4,242	3,701
Other property expenses	177	335
Administrative expenses	2,524	1,960
Advisory and trustee services	229	136
Other expenses	679	519
Amortization related to non-real estate investments	990	822
Impairment of real estate investments	1,458	0
TOTAL EXPENSES	51,999	43,185
Gain on involuntary conversion	966	0
Operating income	16,149	17,790
Interest expense	(14,799)	(16,069)
Interest income	188	18
Other income	22	124
Income from continuing operations	1,560	1,863
Income from discontinued operations	1,656	133
NET INCOME	3,216	1,996
Net income attributable to noncontrolling interests – Operating Partnership	(50)	(251)
Net income attributable to noncontrolling interests – consolidated real estate entities	(88)	(66)
Net income attributable to Investors Real Estate Trust	3,078	1,679
Dividends to preferred shareholders	(2,879)	(593)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$199	$1,086
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	(.01)	.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.01	.00
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.00	$.01
DIVIDENDS PER COMMON SHARE	$.1300	$.1300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the three months ended July 31, 2013 and 2012
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263
Net income attributable to Investors Real Estate Trust and noncontrolling interests					1,679	317	1,996
Distributions – common shares and units					(11,734)	(2,679)	(14,413)
Distributions – Series A preferred shares					(593)		(593)
Distribution reinvestment and share purchase plan			1,892	14,485			14,485
Shares issued			358	2,566			2,566
Partnership units issued						6,428	6,428
Redemption of units for common shares			89	337		(337)	0
Other			(1)	(6)			(6)
Balance July 31, 2012	1,150	$27,317	91,812	$701,431	$(289,025)	$136,003	$575,726

Balance April 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$148,594	$761,381
Net income attributable to Investors Real Estate Trust and noncontrolling interests					3,078	138	3,216
Distributions – common shares and units					(13,264)	(2,829)	(16,093)
Distributions – Series A preferred shares					(593)		(593)
Distributions – Series B preferred shares					(2,286)		(2,286)
Distribution reinvestment and share purchase plan			2,600	22,673			22,673
Shares issued			13	112			112
Partnership units issued						3,280	3,280
Redemption of units for common shares			125	706		(706)	0
Other				(17)		(367)	(384)
Balance July 31, 2013	5,750	$138,674	104,226	$807,928	$(323,406)	$148,110	$771,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2013 and 2012
	(in thousands)
	Three Months Ended July 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,216	$1,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,087	16,724
(Gain) loss on sale of real estate, land, other investments and discontinued operations	(1,943)	73
Gain on involuntary conversion	(966)	0
Impairment of real estate investments	1,803	0
Bad debt expense	178	420
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(654)	(944)
(Increase) decrease in accounts receivable	(811)	1,419
Decrease in prepaid and other assets	367	631
Increase in tax, insurance and other escrow	(640)	(713)
Increase in deferred charges and leasing costs	(897)	(1,750)
Decrease in accounts payable, accrued expenses, and other liabilities	(2,456)	(4,112)
Net cash provided by operating activities	17,284	13,744
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	157	1,039
Payments for real estate deposits	(450)	(780)
Decrease in lender holdbacks for improvements	1,144	624
Increase in lender holdbacks for improvements	(279)	(1,403)
Proceeds from sale of discontinued operations	21,261	875
Proceeds from sale of real estate and other investments	7	0
Insurance proceeds received	1,004	469
Payments for acquisitions of real estate assets	(3,099)	(33,472)
Payments for development and re-development of real estate assets	(26,476)	(12,997)
Payments for improvements of real estate assets	(7,224)	(8,786)
Net cash used by investing activities	(13,955)	(54,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	4,100	35,450
Principal payments on mortgages payable	(22,916)	(15,984)
Proceeds from revolving line of credit and other debt	6,313	16,593
Proceeds from financing liability	7,900	0
Proceeds from sale of common shares, net of issue costs	0	2,168
Proceeds from sale of common shares under distribution reinvestment and share purchase program	15,941	11,357
Repurchase of fractional shares and partnership units	0	(6)
Distributions paid to common shareholders, net of reinvestment of $3,549 and $2,971, respectively	(9,715)	(8,763)
Distributions paid to preferred shareholders	(2,879)	(593)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $183 and $157, respectively	(2,646)	(2,522)
Distributions paid to noncontrolling interests – consolidated real estate entities	(367)	0
Net cash (used) provided by financing activities	(4,269)	37,700
NET DECREASE IN CASH AND CASH EQUIVALENTS	(940)	(2,987)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	94,133	39,989
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,193	$37,002

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2013 and 2012
	(in thousands)
	Three Months Ended July 31
	2013	2012
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$3,549	$2,971
Operating partnership distribution reinvestment plan	183	157
Operating partnership units converted to shares	706	337
Shares issued under the Incentive Award Plan	112	398
Increase in accounts receivable from sale of common shares under distribution reinvestment and share purchase program	3,000	0
Real estate assets acquired through the issuance of operating partnership units	3,280	6,428
Real estate assets acquired through assumption of indebtedness and accrued costs	0	12,500
Increase (decrease) to accounts payable included within real estate investments	4,547	(1,808)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $580 and $161, respectively	$14,220	$16,124
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2013 and 2012
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of July 31, 2013, IRET owned 88 multi-family residential properties with 10,351 apartment units and 175 commercial properties, consisting of office, healthcare, industrial and retail properties, totaling 12.0 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other consolidated subsidiary entities.
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
The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company's interest in the Operating Partnership was 82.7% of the common units of the Operating Partnership as of July 31, 2013 and 82.4% as of April 30, 2013. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.
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

The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013, as filed with the SEC on July 1, 2013.
IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the three months ended July 31, 2013, the Company incurred a loss of $1.8 million due to impairment of four commercial properties. The Company recognized impairments of approximately $864,000 on a commercial industrial property in St. Louis Park, Minnesota; $329,000 on a commercial office property in Bloomington, Minnesota; $265,000 on a commercial retail property in Anoka, Minnesota and $345,000 on a commercial industrial property in Clive, Iowa. These properties were written-down to estimated fair value during the first quarter of fiscal year 2014 based on receipt of individual market offers to purchase and the Company's intent to dispose of the properties. During the three months ended July 31, 2012, the Company incurred no losses due to impairment.
COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2013, the Company's compensating balances totaled $8.4 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the $640,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of construction costs or tenant improvements. The decrease of $1.1 million in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2013 is due primarily to the release of loan proceeds to the Company upon completion of these construction and tenant improvement projects, while the increase of approximately $279,000 represents additional amounts retained by lenders for new projects.
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the three months ended July 31, 2013 and 2012, respectively, the Company added approximately $362,000 and $752,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the three months ended July 31, 2013 and 2012 are 0.5 years and 0.5 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible

assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The Company's identified intangible assets and intangible liabilities at July 31, 2013 and April 30, 2013 were as follows:
	(in thousands)
	July 31, 2013	April 30, 2013
Identified intangible assets (included in intangible assets):
Gross carrying amount	$61,008	$68,165
Accumulated amortization	(24,019)	(27,708)
Net carrying amount	$36,989	$40,457

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$327	$391
Accumulated amortization	(249)	(296)
Net carrying amount	$78	$95
The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(10,000) and $(10,000) for the three months ended July 31, 2013 and 2012, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2015	$21
2016	17
2017	9
2018	(5)
2019	(5)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $3.6 million and $1.5 million for the three months ended July 31, 2013 and 2012, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2015	$4,830
2016	4,612
2017	4,143
2018	3,701
2019	3,549
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of July 31, 2013 and April 30, 2013 was $1.1 million. The annual review at April 30, 2013 indicated no impairment to goodwill and there was no indication of impairment at July 31, 2013.  During the three months ended July 31, 2013, the Company disposed of one commercial industrial property to which goodwill had been assigned, and as a result, approximately $7,000 of goodwill was derecognized.
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

RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation. As a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property and classified two commercial industrial properties as held for sale. During fiscal year 2013, the Company sold three multi-family residential properties and one commercial healthcare property. The results of operations for these properties are included in income from discontinued operations on the Condensed Consolidated Statements of Operations.
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
During the first quarter of fiscal year 2014 the Company reclassified a commercial property in Minot, North Dakota from the Company's commercial retail segment to its commercial office segment, following the departure of a retail tenant from the property and the Company's subsequent repurposing of the majority of the space in the building from retail to office premises.
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
During the first quarter of fiscal year 2014, the Company received $966,000 of insurance proceeds for the Chateau fire loss. The total insurance proceeds for redevelopment related to the Chateau fire exceeded the basis in the assets requiring replacement, resulting in the recognition of $966,000 in gain from involuntary conversion in the first quarter of fiscal year 2014. The Company has commenced rebuilding of the destroyed building with completion of the project expected in April 2014.  IRET expects final settlement of the Chateau fire insurance claim to occur when the property is rebuilt.
PROCEEDS FROM FINANCING LIABILITY
During the first quarter of fiscal year 2014, the Company sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to the Company, and also granted an option to the Company to repurchase the property at a specified price at or prior to July 31, 2018. IRET accounted for the transaction as a financing due to the Company's continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.
VARIABLE INTEREST ENTITY
On November 27, 2012 the Company entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC. The Company estimates total costs for the project at $52.2 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. See Southgate Apartments in Note 6 for additional information on the development. IRET is the 51% owner of the joint venture and will have management and leasing responsibilities when the project is completed. The real estate development company owns 49% of the joint venture and is responsible for the development and construction of the property. The Company has determined that the joint venture is a variable interest entity ("VIE"), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing 51% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity's economic performance.

NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2013 and 2012:
	(in thousands, except per share data)
	Three Months Ended July 31
	2013	2012
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$1,718	$1,571
Income from discontinued operations – Investors Real Estate Trust	1,360	108
Net income attributable to Investors Real Estate Trust	3,078	1,679
Dividends to preferred shareholders	(2,879)	(593)
Numerator for basic earnings per share – net income available to common shareholders	199	1,086
Noncontrolling interests – Operating Partnership	50	251
Numerator for diluted earnings per share	$249	$1,337
DENOMINATOR
Denominator for basic earnings per share weighted average shares	102,358	90,518
Effect of convertible operating partnership units	21,821	20,774
Denominator for diluted earnings per share	124,179	111,292
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(.01)	$.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.01	.00
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.00	$.01
NOTE 4 • EQUITY
During the first quarter of fiscal year 2013, on June 27, 2013, the Company filed a shelf registration statement with the SEC to enable the Company to offer and sell, from time to time, in one or more offerings, an indeterminate amount of its common and preferred shares of beneficial interest and debt securities. The Company subsequently filed, on July 18, 2013, a prospectus supplement under this registration statement, relating to 10 million common shares registered for purchase under the Company's Distribution Reinvestment and Share Purchase Plan.
During the three months ended July 31, 2012, the Company issued 300,000 common shares under an at-the-market ("ATM") equity program with BMO Capital Markets Corp. as sales agent, for proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million, used for general corporate purposes, including the acquisition and development of investment properties. On April 1, 2013, the Company terminated this ATM program. Subsequent to the end of the first quarter of fiscal year 2014, on August 30, 2013, the Company entered into an ATM program with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $75.0 million. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by the Company. The Company to date has issued no shares under this program.
During the first quarter of fiscal year 2014, the Company issued approximately 13,000 common shares, with a total grant-date value of approximately $112,000, under the Company's 2008 Incentive Award Plan, for trustee compensation for fiscal year 2013 performance. During first quarter of fiscal year 2013, the Company issued approximately 53,000 common shares, with a total grant-date value of approximately $398,000, under the 2008 Incentive Award Plan, for trustee compensation and executive officer bonuses for fiscal year 2012 performance.

During the three months ended July 31, 2013 and 2012, respectively, approximately 125,000 Units and 89,000 Units were converted to common shares, with a total value of approximately $706,000 and $337,000 included in equity. The Company issued no shares under its 401(k) plan during the three months ended July 31, 2013 (following the Company's transition in the second quarter of fiscal year 2013 to a new 401(k) plan service provider and trustee, common shares of the Company are no longer an investment option under the Company's 401(k) plan). Approximately 5,000 common shares were issued under the 401(k) plan during the three months ended July 31, 2012, with a total value of approximately $40,000 included in equity. Under the Company's Distribution Reinvestment and Share Purchase Plan, approximately 2.6 million common shares and 1.9 million common shares were issued during the three months ended July 31, 2013 and 2012, respectively, with a total value of $22.7 million and $14.5 million included in equity, and an average price per share of $8.72 and $7.66, respectively, after applicable discounts.
NOTE 5 • SEGMENT REPORTING
IRET reports its results in five reportable segments: multi-family residential, commercial office, commercial healthcare (including senior housing), commercial industrial and commercial retail properties. The Company's reportable segments are aggregations of similar properties.
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
The revenues and net operating income for these reportable segments are summarized as follows for the three month periods ended July 31, 2013 and 2012, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.
Three Months Ended July 31, 2013	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$24,582	$19,744	$16,072	$3,456	$3,328	$67,182
Real estate expenses	10,959	9,985	4,282	1,039	1,326	27,591
Gain on involuntary conversion	966	0	0	0	0	966
Net operating income	$14,589	$9,759	$11,790	$2,417	$2,002	40,557
Depreciation/amortization						(19,518)
Administrative, advisory and trustee services						(2,753)
Impairment of real estate investments						(1,458)
Other expenses						(679)
Interest expense						(14,799)
Interest and other income						210
Income from continuing operations						1,560
Income from discontinued operations						1,656
Net income						$3,216

Three Months Ended July 31, 2012	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$21,210	$18,778	$15,073	$2,788	$3,126	$60,975
Real estate expenses	9,293	9,336	4,080	896	1,080	24,685
Net operating income	$11,917	$9,442	$10,993	$1,892	$2,046	36,290
Depreciation/amortization						(15,885)
Administrative, advisory and trustee services						(2,096)
Other expenses						(519)
Interest expense						(16,069)
Interest and other income						142
Income from continuing operations						1,863
Income from discontinued operations						133
Net income						$1,996
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of July 31, 2013, and April 30, 2013, along with reconciliations to the condensed consolidated financial statements:
	(in thousands)
As of July 31, 2013	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$670,573	$625,610	$502,346	$100,204	$117,790	$2,016,523
Less accumulated depreciation	(145,276)	(143,246)	(94,616)	(19,968)	(26,270)	(429,376)
Net property owned	$525,297	$482,364	$407,730	$80,236	$91,520	1,587,147
Real estate held for sale						3,969
Cash and cash equivalents						93,193
Other investments						640
Receivables and other assets						113,523
Development in progress						77,396
Unimproved land						20,774
Total assets						$1,896,642

	(in thousands)
As of April 30, 2013	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$659,696	$613,775	$501,191	$125,772	$132,536	$2,032,970
Less accumulated depreciation	(140,354)	(138,270)	(90,891)	(23,688)	(27,218)	(420,421)
Net property owned	$519,342	$475,505	$410,300	$102,084	$105,318	1,612,549
Cash and cash equivalents						94,133
Other investments						639
Receivables and other assets						113,948
Development in progress						46,782
Unimproved land						21,503
Total assets						$1,889,554

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
Purchase Options.  The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of July 31, 2013, the total property cost of the 14 properties subject to purchase options was approximately $92.8 million, and the total gross rental revenue from these properties was approximately $2.0 million for the three months ended July 31, 2013.
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
Restrictions on Taxable Dispositions.  Approximately 115 of IRET's properties, consisting of approximately 6.4 million square feet of the Company's combined commercial segments' properties and 4,936 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $876.1 million at July 31, 2013. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company's business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders' best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of July 31, 2013 and 2012, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $197.7 million and $172.4 million, respectively.
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
Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of July 31, 2013, the Company is committed to fund approximately $8.3 million in tenant improvements, within approximately the next 12 months.

Development, Expansion and Renovation Projects.  As of July 31, 2013, the Company had several development, expansion and renovation projects underway or recently completed, the costs for which have been capitalized, as follows:
River Ridge Apartment Homes, Bismarck, ND: During the second quarter of fiscal year 2013, the Company began construction of its 146-unit River Ridge Apartments project in Bismarck, North Dakota. River Ridge is located near IRET's Cottonwood Apartments in Bismarck, and will offer amenities including a pool, exercise facility and underground parking. The Company estimates that the total cost to construct the project will be approximately $25.9 million. Completion of the project is currently expected in the second quarter of the Company's fiscal year 2014. A portion of the building was substantially completed in August 2013, and a certificate of occupancy issued for 60 units. As of July 31, 2013, the Company had incurred approximately $19.7 million of the total estimated project costs.
Cypress Court Apartment Homes, St. Cloud, Minnesota: In August 2012, the Company entered into a joint venture agreement with a real estate development and contracting company in St. Cloud, Minnesota, to construct a two-building, 132-unit multi-family residential property in St. Cloud, Minnesota, for an estimated total project cost of $14.3 million. The Company owns approximately 79% of the joint venture entity, and the Company consolidates the joint venture's results in its financial statements; the remaining approximately 21% interest is owned by its joint venture partner. Completion of the apartment project is currently expected in the second quarter of the Company's fiscal year 2014. As of July 31, 2013, the Company had incurred approximately $10.1 million of the total estimated project costs. The first building of the planned two-building project was substantially completed in August 2013.
Southgate Apartments, Minot, North Dakota: In January 2013, the Company entered into a joint venture agreement to construct an apartment project in Minot, North Dakota. The Company owns approximately 51% of the joint venture entity, and the Company consolidates the joint venture's results in its financial statements; the remaining approximately 49% of the joint venture entity is owned by its joint venture partner. The project is expected to be completed in two phases, with a total of approximately 341 units as described below:
The Landing at Southgate consists of three approximately 36-unit buildings with an estimated total cost of $15.0 million.  One of the three buildings was substantially completed in August 2013. The two remaining buildings are expected to be completed in the second quarter of fiscal year 2014. As of July 31, 2013, the Company had incurred approximately $12.5 million of the total estimated project costs.
The Commons at Southgate will consist of an approximately 233-unit building to be completed in June 2014 for an estimated total cost of $37.2 million. As of July 31, 2013, the Company had incurred approximately $10.5 million of the total estimated project costs.
Renaissance Heights I Apartments, Williston, North Dakota: In February 2013, the Company entered into a joint venture agreement to construct the first phase of an apartment project in Williston, North Dakota. The Company's joint venture partner in the Renaissance Heights project is also the Company's partner in its Williston Garden Apartments Project. The Company will own approximately 70% of the project, subject to final project costs, and the joint venture's results are consolidated in the Company's financial statements. The first phase of the Renaissance Heights Apartments project, consisting of five buildings with a total of 288 units, commenced construction in April 2013, with construction completion expected in September 2014. The site of the first phase of this development project is approximately 14.5 acres of an approximately 40-acre parcel of land purchased by the Company in April 2012. The total cost of this first phase of the Renaissance Heights project is estimated at $62.4 million, including the purchase price of the land. As of July 31, 2013, the Company had incurred approximately $16.9 million of the total estimated project cost. The remaining two phases of the project are expected to consist of an additional total of approximately 462 units, for a total of approximately 750 units in all three phases.
Arcata Apartments, Golden Valley, Minnesota: In April 2013, the Company acquired approximately two acres of vacant land in Golden Valley, Minnesota for a purchase price of approximately $2.1 million. The parcel of land is located near the Company's Golden Hills Office Center. The Company has signed a development services agreement with Trammell Crow Company and a construction contract to develop on this parcel an approximately 165-unit apartment building. Construction commenced in August 2013 and is currently expected to conclude in approximately November 2014, with a total project cost of approximately $33.4 million, including the purchase price of the land. As of July 31, 2013, the Company had incurred approximately $2.7 million of the total estimated project cost.

Dakota Commons, Williston, North Dakota: In May 2013 the Company commenced construction of a 44-unit apartment building in Williston, North Dakota, on land purchased for approximately $823,000 in fiscal year 2013. The project is currently expected to be completed in the first quarter of fiscal year 2015 at an estimated total cost of $10.7 million, including the cost of the land. As of July 31, 2013, the Company had incurred approximately $2.6 million of the total estimated project cost.
Chateau II, Minot, North Dakota: In June 2011, the Company's Chateau Apartments property in Minot, North Dakota, which consisted of two 32-unit buildings, was extensively damaged by flood. Additionally, in February 2012, one of the two buildings, which had been undergoing restoration work following the flood, was completely destroyed by fire. The Company completed the redevelopment of the first 32-unit Chateau Apartments building in May 2012. Construction of the second Chateau Apartments building, and its expansion by an additional 40 units, for a total of 72 units, commenced in June 2013. This second building is currently expected to be completed in April 2014, at an estimated total cost of $14.7 million, including the value of the land. As of July 31, 2013, the Company had incurred approximately $2.3 million of the total estimated project cost.
These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.
Construction interest capitalized for the three month periods ended July 31, 2013 and 2012, respectively, was approximately $580,000 and $161,000 for development projects completed and in progress.
Acquisition.  During the first quarter of fiscal year 2014, the Company signed a purchase agreement for the acquisition of a multi-family residential property in Grand Forks, North Dakota with 96 units, for a purchase price of $10.6 million, of which approximately $200,000 would be paid through the issuance of limited partnership units of the Operating Partnership, with the remainder paid in cash. This acquisition closed subsequent to the end of the first quarter of fiscal year 2014, on September 5, 2013. The purchase price accounting is incomplete for this acquisition.
Pending Dispositions.  As of July 31, 2013, the Company had signed sales agreements for the disposition of the following properties. All of these pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that any of these dispositions will be completed on the terms currently proposed, or at all:
•	the Company's 121,669-square foot Bloomington Business Plaza commercial office property in Bloomington, Minnesota for a sale price of $4.5 million;
•	the 322,751-square foot Brooklyn Park 7401 Boone Avenue commercial industrial property in Brooklyn Park, Minnesota for a sale price of $12.8 million;
•	the 50,400-square foot Cedar Lake Business Center commercial industrial property in St. Louis Park, Minnesota for a sale price of $2.6 million;
•	the 118,125-square foot Nicollet VII commercial office property in Burnsville, Minnesota for a sale price of $7.3 million;
•	the 42,929-square foot Pillsbury Business Center commercial office property in Bloomington, Minnesota for a sale price of $1.2 million;
•	the 42,510-square foot Clive 2075 NW 94th Street commercial industrial property in Clive, Iowa for a sale price of $2.7 million;
•	the 606,006-square foot Dixon Avenue Industrial Park commercial industrial property in Des Moines, Iowa for a sale price of $14.7 million;
•	the 8,400-square foot Burnsville II Strip Center commercial retail property in Burnsville, Minnesota for a sale price of approximately $650,000;
•	the 35,000-square foot API Building commercial industrial property in Duluth, Minnesota for a sale price of $2.6 million; and
•	the 198,600-square foot Eagan 2785 & 2795 Highway 55 commercial industrial property in Eagan, Minnesota for a sale price of $4.5 million.

NOTE 7 • DISCONTINUED OPERATIONS
The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property and classified two commercial industrial properties as held for sale. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property. See Note 8 for additional information on the properties sold during the three months ended July 31, 2013 and 2012. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months ended July 31, 2013 and 2012:
	Three Months Ended July 31
	(in thousands)
	2013	2012
REVENUE
Real estate rentals	$216	$1,306
Tenant reimbursement	51	139
TOTAL REVENUE	267	1,445
EXPENSES
Depreciation/amortization related to real estate investments	65	390
Utilities	0	37
Maintenance	2	113
Real estate taxes	41	148
Insurance	3	21
Property management expenses	11	65
Other property expenses	0	6
Amortization related to non-real estate investments	3	11
Impairment of real estate investments	345	0
TOTAL EXPENSES	470	791
Operating (loss) income	(203)	654
Interest expense	(84)	(448)
(Loss) income from discontinued operations before gain (loss) on sale	(287)	206
Gain (loss) on sale of discontinued operations	1,943	(73)
INCOME FROM DISCONTINUED OPERATIONS	$1,656	$133

NOTE 8 • ACQUISITIONS AND DISPOSITIONS
PROPERTY ACQUISITIONS
During the first quarter of fiscal year 2014, the Company closed on its acquisitions of:
•
a 71-unit multi-family residential property in Rapid City, South Dakota, on approximately 3.2 acres of land, for a purchase price of $6.2 million, of which $2.9 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $3.3 million; and

•	an approximately 0.7-acre parcel of vacant land in Minot, North Dakota for a purchase price, including acquisition costs, of $179,000, paid in cash.
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

The Company expensed approximately $101,000 and $73,000 of transaction costs related to acquisitions in the three months ended July 31, 2013 and 2012, respectively. The Company's acquisitions and development projects placed in service during the three months ended July 31, 2013 and 2012 are detailed below:
Three Months Ended July 31, 2013
Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$287	$5,551	$362	$6,200

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	0	0	179

Total Property Acquisitions		$466	$5,551	$362	$6,379

Three Months Ended July 31, 2012

Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
308 unit - Villa West - Topeka, KS	2012-05-08	$1,590	$15,760	$300	$17,650
232 unit - Colony - Lincoln, NE	2012-06-04	1,515	15,731	254	17,500
208 unit - Lakeside Village - Lincoln, NE	2012-06-04	1,215	15,837	198	17,250

Total Property Acquisitions		$4,320	$47,328	$752	$52,400

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
159 unit – Quarry Ridge II – Rochester, MN(1)	2012-06-29	$0	$3,543	$0	$3,543
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	2012-07-31	0	4,158	0	4,158

Total Development Projects Placed in Service		$0	$7,701	$0	$7,701
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

Acquisitions in the three months ended July 31, 2013 and 2012 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the three months ended July 31, 2013 and 2012, respectively, (excluding development projects placed in service) are detailed below.
	(in thousands)
	Three Months Ended July 31
	2013	2012
Total revenue	$186	$1,232
Net (loss) income	$(108)	$(72)
PROPERTY DISPOSITIONS
During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property. The following table details the Company's dispositions during the three months ended July 31, 2013 and 2012:
Three Months Ended July 31, 2013
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Industrial
41,880 sq ft Bodycote - Eden Prairie, MN	2013-05-13	$3,150	$1,375	$1,775
42,244 sq ft Fargo 1320 45th St. N - Fargo, ND	2013-05-13	4,700	4,100	600
49,620 sq ft Metal Improvement - New Brighton, MN	2013-05-13	2,350	1,949	401
172,057 sq ft Roseville 2929 Long Lake Road - Roseville, MN	2013-05-13	9,275	9,998	(723)
		19,475	17,422	2,053

Commercial Retail
23,187 sq ft Eagan - Eagan, MN	2013-05-14	2,310	2,420	(110)

Total Property Dispositions		$21,785	$19,842	$1,943

Three Months Ended July 31, 2012
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Retail
16,080 sq ft. Kentwood Thomasville – Kentwood, MI	2012-06-20	625	692	(67)

Other
Georgetown Square Condominiums 5 and 6	2012-06-21	$330	$336	$(6)

Total Property Dispositions		$955	$1,028	$(73)

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT
Most of the properties owned by the Company serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of July 31, 2013, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 2.55% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.
Of the mortgages payable, the balances of fixed rate mortgages totaled $1.0 billion at July 31, 2013 and April 30, 2013. The balances of variable rate mortgages totaled $15.8 million and $26.2 million as of July 31, 2013 and April 30, 2013, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of July 31, 2013, the weighted average rate of interest on the Company's mortgage debt was 5.54%, compared to 5.55% on April 30, 2013. The aggregate amount of required future principal payments on mortgages payable as of July 31, 2013, is as follows:
Year ended July 31,	(in thousands)
2014 (remainder)	$56,093
2015	98,892
2016	92,122
2017	219,086
2018	66,698
Thereafter	497,516
Total payments	$1,030,407
In addition to the individual first mortgage loans comprising the Company's $1.0 billion of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of July 31, 2013, lending commitments of $60.0 million. This facility is not included in the Company's mortgage indebtedness total. As of July 31, 2013, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2013 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of July 31, 2013, the Company had borrowed $10.0 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2013, the Company believes it is in compliance with the facility covenants.

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
Level 1:  Quoted prices in active markets for identical assets
Level 2:  Significant other observable inputs
Level 3:  Significant unobservable inputs
There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during the three months ended July 31, 2013 and 2012. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at July 31, 2013 and April 30, 2013.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at July 31, 2013 consisted of real estate investments and real estate held for sale that were written-down to estimated fair value during the first quarter of fiscal year 2014. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2013 consisted of real estate investments that were written-down to estimated fair value during fiscal year 2013. See Note 2 for additional information on impairment losses recognized during fiscal years 2014 and 2013. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:
	(in thousands)
	July 31, 2013
	Total	Level 1	Level 2	Level 3
Real estate investments	$3,899	$0	$0	$3,899
Real estate held for sale	3,969	0	0	3,969

	(in thousands)
	April 30, 2013
	Total	Level 1	Level 2	Level 3
Real estate investments	$335	$0	$0	$335

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

The estimated fair values of the Company's financial instruments as of July 31, 2013 and April 30, 2013, are as follows:
	(in thousands)
	July 31, 2013		April 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$93,193	$93,193	$94,133	$94,133
Other investments	640	640	639	639
FINANCIAL LIABILITIES
Other debt	32,289	32,620	18,076	18,156
Line of credit	10,000	10,000	10,000	10,000
Mortgages payable	1,030,407	1,142,618	1,049,206	1,160,190

NOTE 11 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions. On September 4, 2013, the Company's Board of Trustees declared a regular quarterly distribution of 13.00 cents per share and unit on the Company's common shares of beneficial interest and the limited partnership units of IRET Properties, payable October 1, 2013, to shareholders and unitholders of record on September 16, 2013. Also on September 4, 2013, the Company's Board of Trustees declared a distribution of 51.56 cents per share on the Company's Series A preferred shares of beneficial interest, payable September 30, 2013 to Series A preferred shareholders of record on September 16, 2013, and declared a distribution of 49.68 cents per share on the Company's Series B preferred shares of beneficial interest, payable September 30, 2013 to Series B preferred shareholders of record on September 16, 2013.
Pending and Closed Acquisitions. Subsequent to the end of the first quarter of fiscal year 2014, the Company signed purchase agreements to acquire the following properties:
•	an approximately 121-unit senior housing property in Sartell, Minnesota, for a purchase price of approximately $15.2 million, to be paid in cash;
•	an approximately 5.0 acre parcel of vacant land in Monticello, Minnesota, for a purchase price of approximately $656,000, to be paid in cash; and
•	approximately 5.2 and 5.6 acre parcels of vacant land in Rapid City, South Dakota, for a purchase price of approximately $657,000 and $707,000, respectively, to be paid in cash.
These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these transactions will be completed on the terms currently proposed, or at all.
On August 9, 2013, the Company closed on its acquisition of approximately 9.2 acres of vacant land in Jamestown, North Dakota, for a purchase price, paid in cash, of approximately $700,000. The purchase price accounting is incomplete for this acquisition that closed subsequent to the end of the first quarter of fiscal year 2014.
Pending Dispositions.  Subsequent to the end of the first quarter of fiscal year 2014, the Company signed agreements to sell the following properties. All of these pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that any or all of these transactions will be completed on the terms currently expected, or at all:
•	a commercial industrial property in Duluth, Minnesota for a sale price of $1.8 million;
•	a commercial retail property in Anoka, Minnesota for a sale price of $325,000;
•	a multi-family residential property in Sioux Falls, South Dakota for a sale price of $2.2 million; and
•	a multi-family residential property in Sioux Falls, South Dakota for a sale price of $1.3 million.

Development Projects.   Subsequent to the end of the first quarter of fiscal year 2014, the Company entered into a joint venture agreement to construct a 130-unit apartment building with approximately 10,000 square feet of commercial space in northeast Minneapolis, Minnesota. The Company owns approximately 58.6% of the joint venture entity, and will consolidate the joint venture's results in the Company's financial statements. The remaining approximately 41.4% of the joint venture entity is owned by entities formed by the Company's joint venture partner. The joint venture entity acquired the project site on August 20, 2013. Total costs for the project are currently estimated at approximately $29.0 million, including the purchase price of the land, and the project is currently expected to be completed in November 2014. The Company expects the joint venture entity to close on a construction loan of approximately $21.7 million in the second quarter of fiscal year 2014.
Subsequent to the end of the first quarter of fiscal year 2014, the Company commenced construction of an approximately 251-unit multi-family residential project in Grand Forks, North Dakota, on land purchased by the Company for approximately $1.6 million in the 4th quarter of fiscal year 2013. The estimated total cost of the project is $39.0 million, including the cost of the land, with projected completion in the second quarter of fiscal year 2015. The Company is pursuing a construction loan for the project, and currently estimates that its cash equity in the project will be approximately $14.5 million.
These projects are subject to various contingencies, and, accordingly, no assurances can be given that they will be completed in the time frames or on the terms currently proposed, or at all.
ATM Program. On August 30, 2013, the Company entered into an at-the-market ("ATM") program with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $75.0 million. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by the Company. The Company to date has issued no shares under this program.
ITEM 2. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company's audited financial statements for the fiscal year ended April 30, 2013, which are included in the Company's Form 10-K filed with the SEC on July 1, 2013.
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
Overview
IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2013, our real estate portfolio consisted of 88 multi-family residential properties containing 10,351 apartment units and having a total real estate investment amount net of accumulated depreciation of $525.3 million, and 175 commercial properties containing approximately 12.0 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.1 billion.
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

Critical Accounting Policies
In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's critical accounting policies is included in the Company's Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC on July 1, 2013, in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended July 31, 2013.
Significant Events and Transactions during the Three Months Ended July 31, 2013 and 2012
Summarized below are the Company's significant transactions and events during the first quarters of fiscal years 2014 and 2013:
Three Months Ended July 31, 2013
•	the acquisition of a multi-family residential property in Rapid City, South Dakota for $6.2 million, adding 71 units to the Company's multi-family residential portfolio;
•	the disposition of four commercial industrial properties and one commercial retail property, for a total sales price of approximately $21.8 million and a gain of approximately $1.9 million; and
•
the filing of a registration statement with the Securities and Exchange Commission to enable the Company to offer and sell, from time to time, in one or more offerings, an indeterminate amount of its common and preferred shares of beneficial interest and debt securities.

Three Months Ended July 31, 2012
•	the acquisition of three multi-family residential properties for $52.4 million, adding 748 units to the Company's multi-family residential portfolio;
•
the completion of the Company's 159-unit Quarry Ridge apartment development in Rochester, Minnesota, and the completion of the final 73 units of the Company's 145-unit Williston Garden apartment development in Williston, North Dakota. As of July 31, 2012, Quarry Ridge is 50.0% leased, and Williston Garden is 98.6% leased;

•
the execution of an amendment to the Company's multi-bank line of credit, to lower the floor on the interest rate to 5.15% per annum from 5.65% per annum, and to change the interest rate under the loan agreement to the prime rate plus 1.25%, from prime rate plus 1.0%; and

•	the addition of a new executive to the Company's senior management team, with the appointment of Mark W. Reiling as Executive Vice President of Asset Management.
Market Conditions and Outlook
During the first quarter of fiscal year 2014, high occupancy levels in the Company's multi-family residential portfolio allowed the Company to implement selected rent increases, and revenue and net operating income in the segment increased compared to the same quarter of the previous fiscal year. These gains are in large part due to the continuing housing shortage in certain of the Company's markets impacted by the energy activity in the Bakken region. The Company attributes the slight increase in vacancy in its multi-family residential segment compared to the first quarter of fiscal year 2013 to increased vacancy at the Company's student housing properties, which generally experience lower occupancy during the summer months; this effect was more pronounced in the current fiscal year than previously. The Company expects to see continued favorable results in the multi-family segment in the remainder of fiscal year 2014, with several multi-family residential development projects completed and in lease-up subsequent to the end of the quarter, as follows: phase 1 of the Company's Cypress Court project in St Cloud, Minnesota; phase 1 of the Company's River Ridge project in Bismarck, North Dakota and the Landings at Southgate in Minot, North Dakota. However, the Company's ability to maintain occupancy levels and selectively raise rents remains dependent on continued economic recovery and employment and wage growth. The Company also continues to observe considerable multi-family residential development activity in the Company's markets, and as this new construction is completed and leased, IRET will experience increased competition for tenants.

The Company's commercial office segment is still negatively affected by a number of adverse macro conditions, including unemployment levels that remain elevated and stagnant wage growth. Absorption rates generally remain low, and businesses, in a continued focus on efficiency and costs, appear to be maintaining their goal of increasing the density of their work spaces by placing more employees in less total square footage, and downsizing upon lease renewals. The Company continues to expect recovery of the overall office market to be challenged by the slow and uneven recovery of the broader economy and by relatively high unemployment rates.
In the Company's retail segment, the increase in vacancy compared to the same period of the prior fiscal year is primarily due to the move out during the quarter of an anchor tenant at the Company's Jamestown Buffalo Mall property. The Company subsequently filled this vacancy with a new anchor tenant whose lease commenced on August 1, 2013.  Absorption of retail space in the Company's markets remains modest, and the Company has seen little new retail development in its markets. The Company's markets generally experienced healthy absorption of industrial space during the first quarter of fiscal year 2014, although office showroom space continued to lag. Industrial rents do not yet appear to be rising to reflect continuing space absorption, but tenant concessions appear to be dissipating.
The Company's healthcare segment consists of medical office properties and senior housing facilities. The medical office sector remains stable with modest increases in both occupancy and rents, as the uncertainty of healthcare reform is replaced with implementation. Likewise, senior housing assets continue to benefit from a recovery of the housing market, as occupancy trends are closely aligned with the ability of seniors to sell their homes in anticipation of moving to a senior care facility.
The Company plans to continue in the remainder of fiscal year 2014 its selective disposition of assets in non-core markets, particularly industrial and retail segment assets, and intends to use the proceeds from these dispositions to continue deleveraging its portfolio and for developing and acquiring high-quality assets in its multi-family and healthcare segments. During the first quarter of fiscal year 2014, the Company sold four industrial properties in Minnesota and North Dakota, for a total sales price of approximately $19.5 million, and a smaller retail property for a sale price of approximately $2.3 million.
Stabilized and Non-Stabilized Properties
Throughout this Quarterly Report on Form 10-Q, we have provided certain information on a stabilized and non-stabilized properties basis. Information provided on a stabilized properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared (except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, and properties classified as discontinued operations), and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for commercial office, healthcare, industrial and retail properties.
For the comparison of the first quarters of fiscal years 2014 and 2013, all or a portion of fifteen properties were non-stabilized, of which non-stabilized properties eight were redevelopment or in-service development properties.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The discussion that follows is based on our consolidated results of operations for the three months ended July 31, 2013 and 2012.
	(in thousands, except percentages)
	Three Months Ended July 31		1st Quarter 2014 vs. 2013
	2013	2012	$ Change	% Change
Real estate rentals	$55,039	$50,458	$4,581	9.1%
Tenant reimbursement	12,143	10,517	1,626	15.5%
TOTAL REVENUE	67,182	60,975	6,207	10.2%
Depreciation/amortization related to real estate investments	18,528	15,063	3,465	23.0%
Utilities	5,051	4,194	857	20.4%
Maintenance	7,912	7,312	600	8.2%
Real estate taxes	8,862	8,242	620	7.5%
Insurance	1,347	901	446	49.5%
Property management expenses	4,242	3,701	541	14.6%
Other property expenses	177	335	(158)	(47.2%)
Administrative expenses	2,524	1,960	564	28.8%
Advisory and trustee services	229	136	93	68.4%
Other expenses	679	519	160	30.8%
Amortization related to non-real estate investments	990	822	168	20.4%
Impairment of real estate investments	1,458	0	1,458	n/a
TOTAL EXPENSES	51,999	43,185	8,814	20.4%
Gain on involuntary conversion	966	0	966	n/a
Operating income	16,149	17,790	(1,641)	(9.2%)
Interest expense	(14,799)	(16,069)	1,270	(7.9%)
Interest income	188	18	170	944.4%
Other income	22	124	(102)	(82.3%)
Income from continuing operations	1,560	1,863	(303)	(16.3%)
Income from discontinued operations	1,656	133	1,523	1145.1%
NET INCOME	3,216	1,996	1,220	61.1%
Net income attributable to noncontrolling interests – Operating Partnership	(50)	(251)	201	(80.1%)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(88)	(66)	(22)	33.3%
Net income attributable to Investors Real Estate Trust	3,078	1,679	1,399	83.3%
Dividends to preferred shareholders	(2,879)	(593)	(2,286)	385.5%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$199	$1,086	(887)	(81.7%)
Revenues.  Revenues for the three months ended July 31, 2013 were $67.2 million compared to $61.0 million in the three months ended July 31, 2012, an increase of $6.2 million or 10.2%. The increase in revenue for the three months ended July 31, 2013 resulted both from properties acquired in Fiscal 2014 and 2013 and from stabilized properties, as shown in the table below.
(in thousands)
Increase in Total Revenue Three Months ended July 31, 2013
Rent in Fiscal 2014 primarily from properties acquired in Fiscal 2014	$375
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in Fiscal 2013 in excess of that received in Fiscal 2013 from the same properties	2,978
Increase in rent on stabilized properties due primarily to increased tenant reimbursements in the commercial office and medical segments and increased rental rates in the multi-family residential segment (1)	2,854
Net increase in total revenue	$6,207
(1)	See analysis of NOI by segment on pages 32-36 of the MD&A for additional information.

Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 23.0% to $18.5 million in the first quarter of fiscal year 2014, compared to $15.1 million in the same period of the prior fiscal year. This increase was primarily attributable to a change in the lives of several intangible assets due to a change in lease terms and the addition of depreciable assets from acquisitions, capital improvements and tenant improvements.
Utilities.  Utilities increased by 20.4% to $5.1 million in the first quarter of fiscal year 2014, compared to $4.2 million in the same period of the prior fiscal year. This increase was primarily attributable to increased natural gas costs of $314,000 and increased electricity costs of $337,000 at existing properties.  The balance of the increase was primarily due to the addition of new income-producing real estate properties.
Maintenance.  Maintenance expenses increased by 8.2% to $7.9 million in the first quarter of fiscal year 2014, compared to $7.3 million in the same period of the prior fiscal year. The addition of new income-producing real estate properties accounted for approximately $260,000 of this increase. The remainder of the increase was primarily due to more general maintenance items being completed during the first quarter of fiscal year 2014 compared to the same period in the prior fiscal year.
Real Estate Taxes.  Real estate taxes increased by 7.5% to $8.9 million in the first quarter of fiscal year 2014, compared to $8.2 million in the same period of the prior fiscal year. The addition of new income-producing real estate properties accounted for approximately half of this increase. The remainder of the increase was due to increased real estate taxes at stabilized properties compared to the prior year.
Insurance.  Insurance expense increased by 49.5% to $1.3 million in the first quarter of fiscal year 2014, compared to approximately $901,000 in the same period of the prior fiscal year. Approximately $198,000 of the increase was attributable to self-insurance claims and approximately $186,000 of the increase was due to increased premiums at existing properties while the balance was attributable to the addition of new income-producing real estate properties.
Property Management Expenses.  Property management expenses increased by 14.6% to $4.2 million in the first quarter of fiscal year 2014, compared to $3.7 million in the same period of the prior fiscal year. Approximately $318,000 of the increase was primarily due to increased internal property management costs and marketing costs in our multi-family segment.  The balance of the increase was attributable to the addition of new income-producing real estate properties.
Other Property Expenses.  Other property expense, consisting of bad debt provision expense, decreased by 47.2% to approximately $177,000 in the first quarter of fiscal year 2014, compared to approximately $335,000 in the same period of the prior fiscal year.
Administrative Expenses.  Administrative expenses increased by 28.8% to $2.5 million in the first quarter of fiscal year 2014, compared to $2.0 million in the same period of the prior fiscal year. This change was primarily due to an increase of approximately $212,000 in salary expense related to high labor costs in our energy-impacted markets and an increase of $326,000 in executive bonus expense per the compensation plan.
Advisory and Trustee Services.  Advisory and trustee services expense increased by 68.4% to approximately $229,000 in the first quarter of fiscal year 2014, compared to approximately $136,000 in the same period of the prior fiscal year.
Other Expenses.  Other expenses increased 30.8% to approximately $679,000 in the first quarter of fiscal year 2014, compared to approximately $519,000 in the same period of the prior fiscal year.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments increased 20.4% in the first quarter of fiscal year 2014 to approximately $990,000, compared to approximately $822,000 in the same period of the prior fiscal year.
Impairment of Real Estate Investments.  During the first quarter of fiscal year 2014, the Company incurred a loss of $1.5 million due to the impairment of three commercial properties. See Note 2 of the Notes to Consolidated Financial Statements in this report for additional information.
Gain on Involuntary Conversion.  During the first quarter of fiscal year 2014, the Company recognized a gain on involuntary conversion of approximately $966,000. See Note 2 of the Notes to Consolidated Financial Statements in this report for additional information.

Interest Expense.  The Company's mortgage interest expense decreased approximately $670,000, or 4.5%, to $14.3 million during the first quarter of fiscal year 2014, compared to $15.0 million in the first quarter of fiscal year 2013. Mortgage interest expense for properties newly acquired in fiscal years 2014 and 2013 added approximately $515,000 to our total mortgage interest expense in the first quarter of fiscal year 2014, while mortgage interest expense on existing properties decreased $1.2 million. The decrease in mortgage interest expense is due primarily to loan payoffs in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on our line of credit, which totaled approximately $132,000 and $565,000 in the first quarter of fiscal years 2014 and 2013, respectively. Mortgage interest expense and interest expense on our line of credit are all components of "Interest expense" on our Condensed Consolidated Statements of Operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit and construction loans) was 5.54% as of July 31, 2013 and 5.55% as of April 30, 2013. Our mortgage debt on July 31, 2013 decreased approximately $18.8 million or 1.8% from April 30, 2012. Mortgage debt does not include our multi-bank line of credit or our construction loans which appear on our Condensed Consolidated Balance Sheets in "Revolving line of credit" and "Other," respectively.
In addition to IRET's mortgage interest expense, the Company incurs interest expense for a line of credit, construction loans, a financing liability, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended July 31, 2013 and 2012 these amounts were $475,000 and $1.1 million, respectively, for a total interest expense for the first quarter of fiscal years 2014 and 2013 of $14.8 million and $16.1 million.
Interest Income and Other Income.  The Company recorded interest income in the first quarter of fiscal years 2014 and 2013 of approximately $188,000 and $18,000, respectively. Other income consists of real estate tax appeal refunds and other miscellaneous income. The Company earned other income in the first quarter of fiscal years 2014 and 2013 of approximately $22,000 and $124,000, respectively.
Income from Discontinued Operations.  Income from discontinued operations was $1.7 million in the first quarter of fiscal year 2014, compared to approximately $133,000 in the same period of the prior fiscal year. The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property and classified two commercial industrial properties as held for sale. During the first quarter of fiscal year 2013, the Company sold two condominium units and a commercial retail property. The Company realized a gain on sale of discontinued operations of $1.9 million in the first quarter of fiscal year 2014, compared to a loss of approximately $73,000 on sale of discontinued operations in the first quarter of fiscal year 2013. Properties sold in the first quarters of fiscal years 2014 and 2013 are detailed below in the section captioned "Property Dispositions." See Note 7 of the Notes to Consolidated Financial Statements in this report for further information on discontinued operations.
Net Income.  Net income available to common shareholders for the first quarter of fiscal year 2014 was approximately $199,000, compared to $1.1 million in the first quarter of fiscal year 2013. The decrease in net income in the first quarter of fiscal year 2014 as compared to the same period of fiscal year 2013 was primarily attributable to an increase in depreciation/amortization related to real estate investments, an increase in dividends to preferred shareholders and impairment of real estate investments, net of a decrease in interest expense.  On a per common share basis, net income was $.00 per common share in the first quarter of fiscal year 2014, compared to $.01 per common share in the same period of the prior fiscal year.
Physical Occupancy.  Physical occupancy as of July 31, 2013 compared to July 31, 2012 increased slightly in two of our five reportable segments (commercial office and commercial healthcare), decreasing slightly in our multi-family residential and commercial industrial segments, on a stabilized basis and an all-property basis. Physical occupancy as of July 31, 2013 compared to July 31, 2012 in our commercial retail segment decreased 7.5% and 7.4% on a stabilized basis and an all-property basis, respectively, primarily due to the expiration of an anchor tenant's lease for 84,338 square feet at our Jamestown Buffalo Mall property during the first quarter of fiscal year 2014. A new lease for the vacant space was executed in the first quarter of fiscal year 2014 with an effective date of August 1, 2013. See the sections captioned "New Leases" and "Lease Renewals" in the MD&A for additional information. Stabilized properties are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for commercial office, healthcare, industrial and retail properties. Physical occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Physical Occupancy Levels on a Stabilized Property(1) and All Property Basis:
	Stabilized Properties		All Properties
	As of July 31,		As of July 31,
Segments	2013	2012	2013	2012
Multi-Family Residential	93.3%	94.1%	92.9%	93.0%
Commercial Office	80.2%	79.0%	80.2%	79.0%
Commercial Healthcare	95.5%	95.2%	95.4%	95.2%
Commercial Industrial	86.1%	87.4%	87.5%	88.5%
Commercial Retail	79.6%	87.1%	79.7%	87.1%
1)	See below for the definition of Stabilized Property.
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
The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for the three months ended July 31, 2013 and 2012.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
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

Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012
All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three months ended July 31, 2013 and 2012.
	(in thousands, except percentages)
	Three Months Ended July 31
	2013	2012	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$60,910	$58,168	$2,742	4.7%
Non-stabilized(1)	6,272	2,807	3,465	123.4%
Total	$67,182	$60,975	$6,207	10.2%

Real estate expenses
Stabilized	$25,521	$23,658	$1,863	7.9%
Non-stabilized(1)	2,070	1,027	1,043	101.6%
Total	$27,591	$24,685	$2,906	11.8%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized(1)	966	0	966	n/a
Total	$966	$0	$966	n/a

Net operating income
Stabilized	$35,389	$34,510	$879	2.5%
Non-stabilized(1)	5,168	1,780	3,388	190.3%
Total	$40,557	$36,290	$4,267	11.8%
Depreciation/amortization	(19,518)	(15,885)
Administrative, advisory and trustee services	(2,753)	(2,096)
Other expenses	(679)	(519)
Impairment of real estate investments	(1,458)	0
Interest expense	(14,799)	(16,069)
Interest and other income	210	142
Income from continuing operations	1,560	1,863
Income (loss) from discontinued operations(2)	1,656	133
Net income	$3,216	$1,996

(1)	Non-stabilized properties consist of the following properties (re-development and in-service development properties are listed in bold type):
FY2014 -	Multi-Family Residential -
Alps Park, Rapid City, SD; Chateau I, Minot, ND; Colonial Villa, Burnsville, MN; Colony, Lincoln, NE; First Avenue, Minot, ND; Lakeside Village, Lincoln, NE; Ponds at Heritage Place, Sartell, MN; Quarry Ridge II, Rochester, MN; Villa West, Topeka, KS; Whispering Ridge, Omaha, NE and Williston Garden, Williston, ND.
Total number of units, 1,809.

	Commercial Healthcare -	Jamestown Medical Office Building, Jamestown, ND. Total rentable square footage, 45,222.
	Commercial Industrial -	Minot IPS, Minot, ND and Stone Container, Roseville, MN. Total rentable square footage, 256,770.
	Commercial Retail -	Arrowhead First International Bank, Minot, ND. Total rentable square footage, 3,702.

FY2013 -	Multi-Family Residential -	Chateau I, Minot, ND; Colony, Lincoln, NE; Lakeside Village, Lincoln, NE; Quarry Ridge II, Rochester, MN; Villa West, Topeka, KS and Williston Garden, Williston, ND. Total number of units, 1,326.

(2)	Discontinued operations include gain on disposals and income from operations for:
2014 Dispositions and Properties Held for Sale – API, Bodycote, Clive 2075 NW 94th St, Eagan Community, Fargo 1320 45th St, Metal Improvement and Roseville 2929 Long Lake Road.
2013 Dispositions and Properties Held for Sale – Candlelight, Georgetown Square Condominiums, Kentwood Thomasville Furniture, Prairiewood Meadows, Stevens Point and Terrace on the Green.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $649,000 in the three months ended July 31, 2013 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided for the ability to raise rents, and accordingly a $652,000 increase was realized due to rental rate increases. Other fee revenue items combined decreased by $3,000.
Real estate expenses at stabilized properties increased by $709,000 in the three months ended July 31, 2013 compared to the same period in the prior fiscal year. The primary factors were increased utilities expense of $258,000: increased property management expenses of $192,000 and increased insurance expenses of $186,000. The increase in utilities expense was primarily due to higher natural gas and electricity costs and was spread throughout the entire portfolio. The increase in property management expense was attributable to recoverable allocations of increased internal management costs as compared to prior periods while the increase in insurance expense was due to the increase in deductibles paid due to insurance claims losses. Maintenance expenses, real estate taxes and other property expenses increased by a combined $73,000.

	(in thousands, except percentages)
	Three Months Ended July 31,
	2013	2012	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$19,328	$18,679	$649	3.5%
Non-stabilized	5,254	2,531	2,723	107.6%
Total	$24,582	$21,210	$3,372	15.9%

Real estate expenses
Stabilized	$9,041	$8,332	$709	8.5%
Non-stabilized	1,918	961	957	99.6%
Total	$10,959	$9,293	$1,666	17.9%

Real estate expenses
Stabilized	$0	$0	$0	0.0%
Non-stabilized	966	0	966	n/a
Total	$966	$0	$966	n/a

Net operating income
Stabilized	$10,287	$10,347	$(60)	(0.6%)
Non-stabilized	4,302	1,570	2,732	174.0%
Total	$14,589	$11,917	$2,672	22.4%

Occupancy	2013	2012
Stabilized	93.3%	94.1%
Non-stabilized	90.7%	85.8%
Total	92.9%	93.0%

Number of Units	2013	2012
Stabilized	8,542	8,550
Non-stabilized	1,809	1,326
Total	10,351	9,876

Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by $966,000, in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The increase in revenue was due to increased tenant reimbursements of $768,000, resulting from increased recoverable operating expenses and an increase of $198,000 in real estate rental revenue due to increased occupancy.
Real estate expenses at stabilized properties increased by $649,000 in the first quarter of fiscal year 2014 compared to the first quarter of fiscal 2013. The primary factors were an increase in maintenance expenses of $337,000 and an increase in real estate tax expenses of $146,000. The increase in maintenance expenses was primarily due to more general maintenance items being completed during the quarter.  Utilities, insurance, property management and other property expenses combined increased by $166,000.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2013	2012	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$19,744	$18,778	$966	5.1%
Non-stabilized	0	0	0	0.0%
Total	$19,744	$18,778	$966	5.1%

Real estate expenses
Stabilized	$9,985	$9,336	$649	7.0%
Non-stabilized	0	0	0	0.0%
Total	$9,985	$9,336	$649	7.0%

Net operating income
Stabilized	$9,759	$9,442	$317	3.4%
Non-stabilized	0	0	0	0.0%
Total	$9,759	$9,442	$317	3.4%

Occupancy	2013	2012
Stabilized	80.2%	79.0%
Non-stabilized	n/a	n/a
Total	80.2%	79.0%

Rentable Square Footage	2013	2012
Stabilized	5,111,482	5,110,624
Non-stabilized	0	0
Total	5,111,482	5,110,624

Commercial Healthcare
Real estate revenue from stabilized properties in our commercial healthcare segment increased by $692,000 in the three months ended July 31, 2013 compared to the same period in the prior fiscal year. The increase in revenue was primarily due to an increase in tenant reimbursements of $536,000, resulting from increased recoverable operating expenses and increased occupancy. Real estate rental revenue increased by $156,000.
Real estate expenses from stabilized properties increased by $129,000 in the three months ended July 31, 2013 compared to the same period in the prior fiscal year. The increase in expenses was due to an increase in utilities of $196,000. Other real estate expenses combined decreased by $67,000.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2013	2012	$ Change	% Change
Commercial Healthcare

Real estate revenue
Stabilized	$15,765	$15,073	$692	4.6%
Non-stabilized	307	0	307	n/a
Total	$16,072	$15,073	$999	6.6%

Real estate expenses
Stabilized	$4,209	$4,080	$129	3.2%
Non-stabilized	73	0	73	n/a
Total	$4,282	$4,080	$202	5.0%

Net operating income
Stabilized	$11,556	$10,993	$563	5.1%
Non-stabilized	234	0	234	n/a
Total	$11,790	$10,993	$797	7.3%

Occupancy	2013	2012
Stabilized	95.5%	95.2%
Non-stabilized	91.7%	n/a
Total	95.4%	95.2%

Rentable Square Footage	2013	2012
Stabilized	2,910,800	2,879,738
Non-stabilized	45,222	0
Total	2,956,022	2,879,738

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by $269,000 in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. The increase was primarily due to an increase in real estate rental revenue of $151,000 which was attributable to our Urbandale property.  The increase at Urbandale was the result of  previously vacant space being leased resulting in an increase in occupancy at Urbandale of 18.8%.  Tenant reimbursements increased by $118,000 due to increased recoverable operating expenses.
Real estate expenses from stabilized properties increased by $130,000 in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The increase was primarily due to an increase in real estate taxes and insurance expense combined of $77,000.  Other real estate expenses combined increased by $53,000.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2013	2012	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$2,781	$2,512	$269	10.7%
Non-stabilized	675	276	399	144.6%
Total	$3,456	$2,788	$668	24.0%

Real estate expenses
Stabilized	$960	$830	$130	15.7%
Non-stabilized	79	66	13	19.7%
Total	$1,039	$896	$143	16.0%

Net operating income
Stabilized	$1,821	$1,682	$139	8.3%
Non-stabilized	596	210	386	183.8%
Total	$2,417	$1,892	$525	27.7%

Occupancy	2013	2012
Stabilized	86.1%	87.4%
Non-stabilized	100.0%	100.0%
Total	87.5%	88.5%

Rentable Square Footage	2013	2012
Stabilized	2,323,381	2,332,856
Non-stabilized	256,770	229,072
Total	2,580,151	2,561,928

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by $166,000 in the three months ended July 31, 2013 compared to the same period in the prior fiscal year.  The primary factor was an increase in tenant reimbursements of $107,000 with the remaining increase of $59,000 being attributable to increased rental revenue. The increased tenant reimbursements resulted from an increase in recoverable operating expenses.
Real estate expenses from stabilized properties increased by $246,000 in the three months ended July 31, 2013 compared to the same period in the prior fiscal year.  The primary factors were an increase in other property expenses of $92,000, an increase in property management expenses of $68,000 and an increase in real estate tax and insurance expenses combined of $42,000.  The increase in other property expenses was due to an increase in the allowance for doubtful accounts provision while the increase in property management expenses was primarily due to space planning costs at our Forest Lake Westlake property.  The space planning costs were incurred to renovate a large single tenant space into more desirable multi-tenant spaces.  Other real estate expenses combined increased by $44,000.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2013	2012	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$3,292	$3,126	$166	5.3%
Non-stabilized	36	0	36	n/a
Total	$3,328	$3,126	$202	6.5%

Real estate expenses
Stabilized	$1,326	$1,080	$246	22.8%
Non-stabilized	0	0	0	0.0%
Total	$1,326	$1,080	$246	22.8%

Net operating income
Stabilized	$1,966	$2,046	$(80)	(3.9%)
Non-stabilized	36	0	36	n/a
Total	$2,002	$2,046	$(44)	(2.2%)

Occupancy	2013	2012
Stabilized	79.6%	87.1%
Non-stabilized	100.0%	n/a
Total	79.7%	87.1%

Rentable Square Footage	2013	2012
Stabilized	1,323,485	1,323,485
Non-stabilized	3,702	0
Total	1,327,187	1,323,485

Analysis of Commercial Segments' Credit Risk and Leases
Credit Risk
The following table lists our top ten commercial tenants on July 31, 2013, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of July 1, 2013.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 13.3% of our total commercial segments' minimum rents as of July 1, 2013, and they accounted for approximately 7.7% of our total real estate rentals as of July 1, 2013.
As of July 31, 2013, 60 of our 175 commercial properties, including all 20 of our Edgewood Vista properties, all seven of our Idaho Spring Creek senior housing properties, and all five of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.
We regularly monitor the relative credit risk of our significant tenants, including our triple net tenants. The metrics the Company uses to evaluate a significant tenant's liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates, and include the tenant's credit history and economic conditions related to the tenant, its operations and the markets in which it operates. These factors may change over time. Prior to signing a lease with a tenant, the Company generally assesses the prospective tenant's credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged (e.g., higher risk tenants will be charged higher rent). Over the course of a lease, the Company's property management and asset management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit, receive tenant financial information for periodic review, or review publicly-available financial statements, in the case of public company tenants or non-profit entities, such as hospital systems, whose financial statements are required to be filed with state agencies. Through these means the Company monitors tenant credit quality.
Lessee	% of Total Commercial Segments' Minimum Rents as of July 1, 2013
Affiliates of Edgewood Vista	13.3%
St. Luke's Hospital of Duluth, Inc.	3.5%
Fairview Health Services	3.5%
Applied Underwriters	2.3%
HealthEast Care System	1.6%
Affiliates of Siemens USA (NYSE: SI)	1.3%
Nebraska Orthopaedic Hospital	1.3%
Arcadis Corporate Services, Inc.	1.3%
Microsoft (NASDAQ: MSFT)	1.2%
State of Idaho Department of Health and Welfare	1.1%
All Others	69.6%
Total Monthly Commercial Rent as of July 1, 2013	100.0%

Commercial Leasing Activity
During the first quarter of fiscal year 2014, we executed new and renewal commercial leases for our stabilized rental properties on 596,207 square feet. Despite our leasing efforts, occupancy in our stabilized commercial portfolio decreased slightly to 85.1% as of July 31, 2013, down from 85.6% as of July 31, 2012.
The total leasing activity for our stabilized commercial rental properties, expressed in square feet of leases signed during the period, and the resulting physical occupancy levels are as follows for the three months ended July 31, 2013 and 2012 respectively.
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1) (2)		Total Square Feet of Leases Executed(1)		Physical Occupancy
							Fiscal Year Ended July 31,
Segments	2013	2012	2013	2012	2013	2012	2013	2012
Office	126,992	34,640	57,545	64,179	184,537	98,819	80.2%	79.0%
Healthcare	21,503	6,501	13,528	1,468	35,031	7,969	95.5%	95.2%
Industrial	50,040	0	222,077	9,702	272,117	9,702	86.1%	87.4%
Retail	91,957	9,070	12,565	2,420	104,522	11,490	79.6%	87.1%
Total	290,492	50,211	305,715	77,769	596,207	127,980	85.1%	85.6%
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

(2)	Leases renewed include the retained occupancy of tenants on a month-to-month basis past their original lease expiration date.
New Leases
The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our stabilized commercial rental properties during the three months ended July 31, 2013 and 2012, respectively:
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	126,992	34,640	4.9	3.5	$13.01	$15.71	$15.17	$14.12	$4.32	$5.17
Healthcare	21,503	6,501	5.6	6.8	21.94	23.14	49.69	57.37	5.30	5.29
Industrial	50,040	0	4.3	0	4.10	0	0.00	0	0.34	0
Retail	91,957	9,070	4.3	3.7	3.62	12.40	0.57	0.33	4.20	0.93
Total	290,492	50,211	4.9	4.4	$9.17	$16.07	$10.49	$17.23	$3.67	$4.42
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

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments. The decrease in the average effective rental rates of new leases executed in the three months ended July 31, 2013 in our commercial retail segment when compared to new leases executed for the same period in the prior year is due to the signing of a new anchor tenant lease at our Jamestown Buffalo Mall property. In June of 2013, we executed a ten year lease with an effective date of August 1, 2013 for 84,338 square feet with a new anchor tenant at an average effective rent of $2.75 per square foot. This space was vacated by the former anchor tenant, which was paying $1.70 per square foot at the time their lease expired on May 31, 2013. Absent this transaction, the average effective rental rate for leases executed in our commercial retail segment in the first quarter of fiscal year 2014 would have been $13.25 per square foot. The decrease in the average effective rental rate of new leases executed in the total commercial portfolio for the three months ended July 31, 2013 when compared to the same period in the prior year is due primarily to the lease transaction mentioned above and the fact that there were no new commercial industrial leases executed in the three months ended July 31, 2012.

Lease Renewals
The following table summarizes our lease renewal activity within our stabilized commercial segments for the three months ended July 31, 2013 and 2012, respectively (square feet data in thousands):
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	57,545	64,179	91.3%	73.5%	3.5	2.9	1.7%	1.6%	$2.20	$1.89	$1.79	$1.36
Healthcare	13,528	1,468	100.0%	77.0%	7.5	5.0	7.3%	12.0%	25.76	25.00	2.82	2.50
Industrial	222,077	9,702	47.9%	100.0%	3.3	3.3	5.7%	(6.1%)	0.00	0.52	0.30	0.52
Retail	12,565	2,420	15.5%	74.6%	4.2	4.0	3.1%	(3.4%)	0.00	0.0	0.00	1.21
Total	305,715	77,769	59.3%	76.5%	4.0	3.2	4.5%	1.3%	$1.55	$2.09	$0.68	$1.27
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Tenant improvements and leasing commissions are based on square feet leased during the period

(2)
Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. Expiring leases where the tenant retained occupancy on a month-to-month basis past the lease expiration date were considered to have been renewed.

(3)
Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Our ability to re-lease expiring space is generally dependent on the current market and economic conditions of the regions in which our properties are located. The decrease in the percent of expiring leases renewed in the three months ended July 31, 2013 in our commercial retail segment when compared to the percent of expiring leases renewed for the same period in the prior year was due to the lease expiration of an anchor tenant at our Jamestown Buffalo Mall property which occupied 84,338 square feet. Although this lease expired on May 31, 2013, we were able to execute a lease with a new tenant for the entire 84,338 square feet with an effective date of August 1, 2013 that resulted in an increase in effective rent of 61.8% when compared to the rent paid by the prior tenant.  Not taking into account the previously mentioned vacated space, the percent of expiring leases renewed for our retail segment and our total commercial portfolio for the three months ended July 31, 2013 would have been 67.5% and 72.0% respectively.
Lease Expirations
Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated commercial segments properties, including square footage and annualized base rent for expiring leases, as of July 31, 2013.
Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2014(1)	162	1,274,900	12.4%	$13,931,303	10.9%
2015	141	1,281,292	12.4%	15,208,274	11.9%
2016	116	1,452,843	14.1%	17,139,542	13.4%
2017	104	1,399,327	13.6%	19,123,628	14.9%
2018	81	732,370	7.1%	12,052,743	9.4%
2019	50	1,022,163	9.9%	12,781,526	10.0%
2020	19	476,174	4.6%	4,804,941	3.7%
2021	24	249,414	2.4%	3,715,247	2.9%
2022	42	1,437,143	13.9%	16,545,554	12.9%
2023	12	471,436	4.6%	2,072,920	1.6%
Thereafter	40	514,935	5.0%	10,842,673	8.4%
Totals	791	10,311,997	100.0%	$128,218,351	100.0%
(1)	Includes month-to-month leases. As of July 31, 2013 month-to-month leases accounted for 401,371 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of July 1, 2013, multiplied by 12.
(3)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration.

Information on current market rents can be difficult to obtain, is highly subjective, and is often not directly comparable between properties. Because of this, we believe the increase or decrease in effective rent on lease renewals, as previously defined, is the most objective and meaningful relationship between rents on leases expiring in the near-term and current market rents.
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the first quarter of fiscal year 2014, the Company closed on its acquisitions of:
•
a 71-unit multi-family residential property in Rapid City, South Dakota, on approximately 3.2 acres of land, for a purchase price of $6.2 million, of which $2.9 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $3.3 million; and

•	an approximately 0.7-acre parcel of vacant land in Minot, North Dakota for a purchase price of $171,000, paid in cash.
During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property. See Note 8 of Notes to Condensed Consolidated Financial Statements above for a table detailing the Company's acquisitions and dispositions during the three month periods ended July 31, 2013 and 2012.
Development and Re-Development Projects
The following table provides additional detail, as of July 31, 2013, on the Company's development and re-development projects in progress. All of these projects are excluded from the stabilized pool. No development or re-development projects were completed during the three months ended July 31, 2013. The Company measures initial yield on its development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects listed below range from an estimated approximate 7% to an estimated approximate 13% initial yield. While development costs in the Company's markets in the energy-impacted region of western and central North Dakota are significantly higher than in other Company markets, the Company continues to experience heightened tenant demand, low vacancy, and rent growth in this region, and accordingly actual initial yields upon project completion for projects in these markets have been trending higher than the estimated initial yields forecast at the project underwriting stage. For example, the Company estimated an approximately 12% initial yield for its Williston Garden Apartments project in Williston, North Dakota; the Company calculates that actual annualized yield after project completion and target lease-up was approximately 20%.  The Company expects these trends of heightened tenant demand and low vacancy to continue to affect yields on its development projects in the region.
Projects in Progress at July 31, 2013
			(in thousands)
Project Name and Location	Total Rentable Square Feet or # of Units	Percentage Leased or Committed	Anticipated Total Cost	Cost to Date	Anticipated Construction Completion
River Ridge - Bismarck, ND	146 unit apartment building	56.9%	$25,900	$19,665	2nd Quarter Fiscal 2014
Cypress Court Apartment Development - St. Cloud, MN(1)	132 unit apartment building	46.9%	14,300	10,089	2nd Quarter Fiscal 2014
Landing at Southgate - Minot, ND(2)	three 36 unit apartment buildings	70.4%	15,000	12,548	2nd Quarter Fiscal 2014
Chateau II - Minot, ND	72 unit apartment building	0%	14,700	2,320	4th Quarter Fiscal 2014
Commons at Southgate - Minot, ND(2)	233 unit apartment building	0%	37,200	10,534	1st Quarter Fiscal 2015
Dakota Commons - Williston, ND	44 unit apartment building	0%	10,700	2,635	1st Quarter Fiscal 2015
Renaissance Heights I - Williston, ND(3)	288 unit apartment building	0%	62,400	16,907	2nd Quarter Fiscal 2015
Arcata - Golden Valley, MN	165 unit apartment building	0%	33,400	2,657	3rd Quarter Fiscal 2015
Other	n/a	n/a	n/a	41	n/a
			$213,600	$77,396
(1)	The Company is a 79% partner in the joint venture entity constructing this property; the anticipated total cost amount given is the total cost to the joint venture entity.
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
FFO applicable to common shares and Units for the three months ended July 31, 2013 increased to $19.7 million compared to $17.6 million for the comparable period ended July 31, 2012, an increase of 11.7%.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS
Three Months Ended July 31,	(in thousands, except per share amounts)
	2013			2012
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$3,078			$1,679
Less dividends to preferred shareholders	(2,879)			(593)
Net income available to common shareholders	199	102,358	$0.00	1,086	90,518	$0.01
Adjustments:
Noncontrolling interest – Operating Partnership	50	21,821		251	20,774
Depreciation and amortization(1)	19,555			16,187
Impairment of real estate investments	1,803			0
Gain on depreciable property sales	(1,943)			73
Funds from operations applicable to common shares and Units	$19,664	124,179	$0.16	$17,597	111,292	$0.16
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $19,518 and $15,885, and depreciation/amortization from Discontinued Operations of $68 and $401, less corporate-related depreciation and amortization on office equipment and other assets of $31 and $99, for the three months ended July 31, 2013 and 2012, respectively.
(2)	UPREIT Units of the Operating Partnership are exchangeable for cash, or, at the Company's discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.

DISTRIBUTIONS
The following distributions per common share and unit were paid during the three months ended July 31 of fiscal years 2014 and 2013:
Month	Fiscal Year 2014	Fiscal Year 2013
July	$.1300	$.1300

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
SOURCES AND USES OF CASH
While the economy continues to recover and credit markets are stable, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our maturing debt, but we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and accordingly we are cautious regarding our ability in the remainder of fiscal year 2014 to rely on cash-out refinancing at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals such as the recent proposals in Congress to phase out or modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties.  As we have previously noted, we consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of July 31, 2013, approximately 59.3%, or $11.5 million, of our mortgage debt maturing in the second and third quarters of fiscal year 2014 is debt placed on multi-family residential assets, and approximately 40.7%, or $7.9 million, is debt placed on properties in our four commercial segments. Of this $19.4 million, $4.9 million was paid off on August 1, 2013 and $11.5 million will be refinanced in the second quarter of fiscal year 2014. As of July 31, 2013, approximately 32.2%, or $14.4 million, of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 67.8%, or $30.3 million, is debt placed on properties in our four commercial segments.
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of July 31, 2013, lending commitments of $60.0 million. As of July 31, 2013, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2013 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. The line of credit has a current interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of July 31, 2013, the Company had borrowed $10.0 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2013, the Company believes it is in compliance with the facility covenants.
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2013, the Company's compensating balances totaled $8.4 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $500,000; and American National Bank, Omaha, Nebraska, deposit of $400,000.
The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the three months ended July 31, 2013, approximately 339,000 Units, valued at issuance at $3.3 million were issued in connection with the Company's acquisition of property. In the three months ended July 31, 2012, approximately 928,000 Units, valued at issuance at $6.4 million, were issued in connection with the Company's acquisition of property.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During the three months ended July 31, 2013, the Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million. During the three months ended July 31, 2012, the Company issued 755,000 shares at an average price of $7.94 per share pursuant to such waivers, for total net proceeds to the Company of $6.0 million. During the three months ended July 31, 2013 and 2012, 2.6 million and 1.9 million common shares with a total value of $22.7 million and $14.5 million, respectively, were issued under the DRIP plan.
Cash and cash equivalents on July 31, 2013 totaled $93.2 million, compared to $37.0 million on July 31, 2012, an increase of approximately $56.2 million. Net cash provided by operating activities for the three months ended July 31, 2013 increased by approximately $3.5 million, primarily due to an increase in net income and depreciation and amortization, compared to the three months ended July 31, 2012.  Net cash used by investing activities decreased by $40.5 million for the three months ended July 31, 2013 compared to the three months ended July 31, 2012, primarily due to an increase in proceeds from the sale of discontinued operations and a decrease in payments for acquisitions and development of real estate assets. Net cash used by financing activities was $4.3 million for the three months ended July 31, 2013, compared to $37.7 million provided by financing activities in the comparable period of the prior year. This change was primarily due a decrease in proceeds from mortgages payable and the Company's line of credit and other debt in the three months ended July 31, 2013 as compared to the three months ended July 31, 2012.

FINANCIAL CONDITION
Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased by $18.8 million as of July 31, 2013, compared to April 30, 2013, due to principal payments and loans that were paid off. As of July 31, 2013, approximately 98.5% of the Company's $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of July 31, 2013, the weighted average rate of interest on the Company's mortgage debt was 5.54%, compared to 5.55% on April 30, 2013.
Property Owned. Property owned was $2.0 billion at July 31, 2013 and April 30, 2013. During the three months ended July 31, 2013, the Company acquired two additional investment properties and disposed of five properties, as described above in the "Property Acquisitions and Dispositions" subsection of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2013 were $93.2 million, compared to $94.1 million on April 30, 2013.
Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $640,000 and $639,000 on July 31, 2013 and on April 30, 2013, respectively.
Operating Partnership Units. Outstanding units in the Operating Partnership increased to 21.8 million Units at July 31, 2013 compared to 21.6 million Units outstanding at April 30, 2013. The increase resulted primarily from the issuance of Units in exchange for property, net of the conversion of Units to common shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2013 totaled 104.2 million, compared to 101.5 million outstanding on April 30, 2013. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of approximately 2.6 million common shares issued during the three months ended July 31, 2013, for a total value of $22.7 million. Conversions of approximately 125,000 UPREIT Units to common shares, for a total of approximately $706,000 in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the three months ended July 31, 2013.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.
Variable interest rates. Because approximately 98.5% and 97.5% of our debt, as of July 31, 2013 and April 30, 2013, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the first quarter of fiscal year 2014 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2013, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:
	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total	Fair Value
Fixed Rate	$53,006	$91,549	$92,000	$218,959	$66,567	$492,551	$1,014,632	$1,126,843
Average Fixed Interest Rate(1)	5.49%	5.39%	5.30%	4.80%	5.30%
Variable Rate	$3,087	$7,343	$122	$127	$131	$4,965	$15,775	$15,775
Average Variable Interest Rate(1)	3.81%	3.90%	3.30%	3.29%	3.29%
							$1,030,407	$1,142,618

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Fixed Rate	$41,803	$51,786	$46,104	$37,352	$29,649	$66,714	$273,408
Variable Rate	395	315	177	172	168	150	1,377
							$274,785
(1)	Interest rate given is for the entire year.
The weighted average interest rate on our fixed rate and variable rate debt as of July 31, 2013, was 5.54%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $15.8 million of variable rate indebtedness would increase our annual interest expense by approximately $158,000.
ITEM 4. CONTROLS AND PROCEDURES
IRET's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Important factors that could cause our actual results to be materially different from expectations expressed in forward-looking statements include the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal year 2014, the Company issued an aggregate of 12,284 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: September 9, 2013

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.