Form 10-Q
period 2013-10-31
INVESTORS REAL ESTATE TRUST
filed 2013-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended October 31, 2013
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
Registrant is a North Dakota Real Estate Investment Trust. As of November 20, 2013, it had 105,871,424 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2014
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	(in thousands, except share data)
	October 31, 2013	April 30, 2013
ASSETS
Real estate investments
Property owned	$2,032,747	$2,032,970
Less accumulated depreciation	(431,318)	(420,421)
	1,601,429	1,612,549
Development in progress	90,052	46,782
Unimproved land	21,619	21,503
Total real estate investments	1,713,100	1,680,834
Real estate held for sale	2,620	0
Cash and cash equivalents	68,727	94,133
Other investments	642	639
Receivable arising from straight-lining of rents, net of allowance of $784 and $830, respectively	26,336	26,354
Accounts receivable, net of allowance of $235 and $563, respectively	6,541	4,534
Real estate deposits	230	196
Prepaid and other assets	7,605	5,124
Intangible assets, net of accumulated amortization of $21,418 and $27,708, respectively	35,625	40,457
Tax, insurance, and other escrow	11,864	12,569
Property and equipment, net of accumulated depreciation of $1,839 and $1,673, respectively	1,191	1,221
Goodwill	1,100	1,106
Deferred charges and leasing costs, net of accumulated amortization of $20,114 and $18,714, respectively	20,666	22,387
TOTAL ASSETS	$1,896,247	$1,889,554

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$57,453	$50,797
Revolving line of credit	10,000	10,000
Mortgages payable	1,021,170	1,049,206
Other	31,689	18,170
TOTAL LIABILITIES	1,120,312	1,128,173
COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2013 and April 30, 2013, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at October 31, 2013 and April 30, 2013, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 105,553,856 shares issued and outstanding at October 31, 2013, and 101,487,976 shares issued and outstanding at April 30, 2013)	818,516	784,454
Accumulated distributions in excess of net income	(331,116)	(310,341)
Total Investors Real Estate Trust shareholders' equity	626,074	612,787
Noncontrolling interests – Operating Partnership (21,836,285 units at October 31, 2013 and 21,635,127 units at April 30, 2013)	120,678	122,539
Noncontrolling interests – consolidated real estate entities	29,183	26,055
Total equity	775,935	761,381
TOTAL LIABILITIES AND EQUITY	$1,896,247	$1,889,554
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and six months ended October 31, 2013 and 2012
	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2013	2012	2013	2012
REVENUE
Real estate rentals	$54,836	$51,403	$108,812	$100,775
Tenant reimbursement	11,354	10,855	22,885	20,828
TOTAL REVENUE	66,190	62,258	131,697	121,603
EXPENSES
Depreciation/amortization related to real estate investments	16,453	15,009	34,600	29,700
Utilities	5,239	4,798	10,192	8,961
Maintenance	7,203	6,375	14,981	13,539
Real estate taxes	8,432	7,836	16,877	15,721
Insurance	1,421	916	2,729	1,786
Property management expenses	4,217	3,892	8,380	7,541
Other property expenses	3	232	180	566
Administrative expenses	2,310	1,918	4,834	3,878
Advisory and trustee services	217	143	446	279
Other expenses	678	513	1,357	1,032
Amortization related to non-real estate investments	804	749	1,752	1,501
Impairment of real estate investments	0	0	265	0
TOTAL EXPENSES	46,977	42,381	96,593	84,504
Gain on involuntary conversion	0	2,263	966	2,263
Operating income	19,213	22,140	36,070	39,362
Interest expense	(14,848)	(15,727)	(29,500)	(31,544)
Interest income	585	88	773	106
Other income	67	115	89	239
Income from continuing operations	5,017	6,616	7,432	8,163
Income from discontinued operations	5,280	3,394	6,081	3,843
NET INCOME	10,297	10,010	13,513	12,006
Net income attributable to noncontrolling interests – Operating Partnership	(1,226)	(1,290)	(1,276)	(1,541)
Net income attributable to noncontrolling interests – consolidated real estate entities	(284)	(208)	(372)	(274)
Net income attributable to Investors Real Estate Trust	8,787	8,512	11,865	10,191
Dividends to preferred shareholders	(2,878)	(2,878)	(5,757)	(3,471)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,909	$5,634	$6,108	$6,720
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	.02	.03	.01	.04
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.04	.03	.05	.03
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.06	$.06	$.06	$.07
DIVIDENDS PER COMMON SHARE	$.1300	$.1300	$.2600	$.2600
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the six months ended October 31, 2013 and 2012
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263
Net income attributable to Investors Real Estate Trust and noncontrolling interests					10,191	1,815	12,006
Distributions – common shares and units					(23,739)	(5,431)	(29,170)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(2,285)		(2,285)
Distribution reinvestment and share purchase plan			3,165	24,421			24,421
Shares issued			396	2,846			2,846
Series B preferred shares issued	4,600	111,357					111,357
Partnership units issued						8,116	8,116
Redemption of units for common shares			128	579		(579)	0
Other			(2)	(15)		1,136	1,121
Balance October 31, 2012	5,750	$138,674	93,161	$711,880	$(295,396)	$137,331	$692,489

Balance April 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$148,594	$761,381
Net income attributable to Investors Real Estate Trust and noncontrolling interests					11,865	1,648	13,513
Distributions – common shares and units					(26,883)	(5,671)	(32,554)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(4,571)		(4,571)
Distribution reinvestment and share purchase plan			3,893	33,021			33,021
Shares issued			13	112			112
Partnership units issued						3,480	3,480
Redemption of units for common shares			160	946		(946)	0
Contributions from noncontrolling interests – consolidated real estate entities						3,316	3,316
Other				(17)		(560)	(577)
Balance October 31, 2013	5,750	$138,674	105,554	$818,516	$(331,116)	$149,861	$775,935
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2013 and 2012
	(in thousands)
	Six Months Ended October 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,513	$12,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,988	33,730
Gain on sale of real estate, land, other investments and discontinued operations	(6,641)	(2,680)
Gain on involuntary conversion	(966)	(2,263)
Impairment of real estate investments	1,860	0
Bad debt expense	214	694
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(1,352)	(1,743)
(Increase) decrease in accounts receivable	(1,095)	2,857
(Increase) decrease in prepaid and other assets	(2,534)	1,598
(Increase) decrease in tax, insurance and other escrow	(343)	161
Increase in deferred charges and leasing costs	(1,834)	(2,290)
Decrease in accounts payable, accrued expenses, and other liabilities	(2,629)	(7,096)
Net cash provided by operating activities	36,181	34,974
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	676	1,093
Payments for real estate deposits	(710)	(885)
Decrease in lender holdbacks for improvements	1,610	1,018
Increase in lender holdbacks for improvements	(562)	(1,687)
Proceeds from sale of discontinued operations	67,478	3,267
Insurance proceeds received	985	3,432
Payments for acquisitions of real estate assets	(32,369)	(38,074)
Payments for development and re-development of real estate assets	(63,170)	(23,900)
Payments for improvements of real estate assets	(15,580)	(19,846)
Net cash used by investing activities	(41,642)	(75,582)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	32,083	57,030
Principal payments on mortgages payable	(60,136)	(68,384)
Proceeds from revolving line of credit and other debt	22,785	24,400
Principal payments on revolving line of credit and other debt	(17,143)	(34,500)
Proceeds from financing liability	7,900	0
Proceeds from sale of common shares, net of issue costs	0	2,448
Proceeds from sale of common shares under distribution reinvestment and share purchase program	25,586	17,979
Proceeds from underwritten Public Offering of Preferred Shares – Series B, net of offering costs	0	111,357
Repurchase of fractional shares and partnership units	0	(15)
Proceeds from noncontrolling partner – consolidated real estate entities	416	0
Distributions paid to common shareholders, net of reinvestment of $7,102 and $6,129, respectively	(19,781)	(17,610)
Distributions paid to preferred shareholders	(5,757)	(2,710)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $333 and $313, respectively	(5,338)	(5,118)
Distributions paid to noncontrolling interests – consolidated real estate entities	(560)	0
Net cash (used) provided by financing activities	(19,945)	84,877
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,406)	44,269
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	94,133	39,989
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,727	$84,258

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2013 and 2012
	(in thousands)
	Six Months Ended October 31
	2013	2012
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$7,102	$6,129
Operating partnership distribution reinvestment plan	333	313
Operating partnership units converted to shares	946	579
Shares issued under the Incentive Award Plan	112	398
Real estate assets acquired through the issuance of operating partnership units	3,480	8,116
Real estate assets acquired through assumption of indebtedness and accrued costs	0	12,500
Mortgages included in real estate dispositions	0	4,638
Increase (decrease) to accounts payable included within real estate investments	9,606	(1,974)
Noncontrolling partnership interest	2,900	1,136
Involuntary conversion of assets due to flood and fire damage	0	107

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $1,360 and $281, respectively	$27,470	$31,861
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2013 and 2012
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of October 31, 2013, IRET owned 93 multi-family residential properties with 10,705 apartment units and 169 commercial properties, consisting of office, healthcare, industrial and retail properties, totaling 10.8 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other consolidated subsidiary entities.
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
The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company's interest in the Operating Partnership was 82.9% of the common units of the Operating Partnership as of October 31, 2013 and 82.4% as of April 30, 2013. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.
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

The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013, as filed with the SEC on July 1, 2013, as amended by the Current Report on Form 8-K filed with the SEC on September 24, 2013.
IMPAIRMENT OF LONG-LIVED ASSETS
The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. During the six months ended October 31, 2013, the Company incurred a loss of $1.9 million due to impairment of four commercial properties. The Company recognized impairments of approximately $864,000 on a commercial industrial property in St. Louis Park, Minnesota; $329,000 on a commercial office property in Bloomington, Minnesota; $265,000 on a commercial retail property in Anoka, Minnesota and $402,000 on a commercial industrial property in Clive, Iowa. These properties were written-down to estimated fair value during the first and second quarters of fiscal year 2014 based on receipt of individual market offers to purchase and the Company's intent to dispose of the properties. The St. Louis Park and Bloomington properties were subsequently sold in the second quarter of fiscal year 2014. The Clive property continues to be classified as held for sale at October 31, 2013. During the six months ended October 31, 2012, the Company incurred no losses due to impairment.
COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2013, the Company's compensating balances totaled $8.5 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $600,000, and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $642,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than one year and the Company intends to hold them to maturity.
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of construction costs or tenant improvements. The decrease of $1.6 million in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2013 is due primarily to the release of loan proceeds to the Company upon completion of these construction and tenant improvement projects, while the increase of approximately $562,000 represents additional amounts retained by lenders for new projects.
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the six months ended October 31, 2013 and 2012, respectively, the Company added approximately $892,000 and $813,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the six months ended October 31,

2013 and 2012 are 0.7 years and 0.5 years, respectively. The estimated fair values of intangible assets acquired in the six months ended October 31, 2013 are provisional and are based on the information that was available as of the filing of the Company's Form 10-Q. The Company will continue to evaluate the purchase price allocation as better information becomes available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the respective acquisition dates. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The Company's identified intangible assets and intangible liabilities at October 31, 2013 and April 30, 2013 were as follows:
	(in thousands)
	October 31, 2013	April 30, 2013
Identified intangible assets (included in intangible assets):
Gross carrying amount	$57,043	$68,165
Accumulated amortization	(21,418)	(27,708)
Net carrying amount	$35,625	$40,457

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$203	$391
Accumulated amortization	(133)	(296)
Net carrying amount	$70	$95
The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(10,000) and $(9,000) for the three months ended October 31, 2013 and 2012, respectively, and approximately $(19,000) for the six months ended October 31, 2013 and 2012. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2015	$19
2016	16
2017	8
2018	(5)
2019	(5)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.8 million and $1.5 million for the three months ended October 31, 2013 and 2012, respectively, and $5.5 million and $3.0 million for the six months ended October 31, 2013 and 2012, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2015	$4,987
2016	4,601
2017	4,133
2018	3,701
2019	3,549
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of October 31, 2013 and April 30, 2013 was $1.1 million. The annual review at April 30, 2013 indicated no impairment to goodwill and there was no indication of impairment at October 31, 2013.  During the six months ended October 31, 2013, the Company disposed of one commercial industrial property to which goodwill had been assigned, and as a result, approximately $7,000 of goodwill was derecognized.

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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation. As a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During the six months ended October 31, 2013, the Company sold nine commercial industrial properties, three commercial office properties and one commercial retail property and classified one commercial industrial property as held for sale. During fiscal year 2013, the Company sold three multi-family residential properties, one commercial retail property, one commercial healthcare property and four condominium units. The results of operations for these properties are included in income from discontinued operations on the Condensed Consolidated Statements of Operations.
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
During the first quarter of fiscal year 2014, the Company received $966,000 of insurance proceeds for the Chateau fire loss. The total insurance proceeds for redevelopment related to the Chateau fire exceeded the basis in the assets requiring replacement, resulting in the recognition of $966,000 in gain from involuntary conversion in the first quarter of fiscal year 2014. In the second quarter of fiscal year 2014, the Company received no insurance proceeds for the Chateau fire loss. Final settlement of the claim is expected in the third quarter of fiscal year 2014. The Company has commenced rebuilding of the destroyed building with completion of the project expected in June 2014.
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
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2013 and 2012:
	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2013	2012	2013	2012
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$4,412	$5,750	$6,838	$7,064
Income from discontinued operations – Investors Real Estate Trust	4,375	2,762	5,027	3,127
Net income attributable to Investors Real Estate Trust	8,787	8,512	11,865	10,191
Dividends to preferred shareholders	(2,878)	(2,878)	(5,757)	(3,471)
Numerator for basic earnings per share – net income available to common shareholders	5,909	5,634	6,108	6,720
Noncontrolling interests – Operating Partnership	1,226	1,290	1,276	1,541
Numerator for diluted earnings per share	$7,135	$6,924	$7,384	$8,261
DENOMINATOR
Denominator for basic earnings per share weighted average shares	104,861	92,475	103,606	91,495
Effect of convertible operating partnership units	21,852	21,215	21,834	20,963
Denominator for diluted earnings per share	126,713	113,690	125,440	112,458
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.02	$.03	$.01	$.04
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.04	.03	.05	.03
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.06	$.06	$.06	$.07
NOTE 4 • EQUITY
During the first quarter of fiscal year 2014, on June 27, 2013, the Company filed a shelf registration statement with the SEC to enable the Company to offer and sell, from time to time, in one or more offerings, an indeterminate amount of its common and preferred shares of beneficial interest and debt securities. The Company subsequently filed, on July 18, 2013, a prospectus supplement under this registration statement, relating to 10 million common shares registered for purchase under the Company's Distribution Reinvestment and Share Purchase Plan.
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

During the first quarter of fiscal year 2014, the Company issued approximately 13,000 common shares, with a total grant-date value of approximately $112,000, under the Company's 2008 Incentive Award Plan, for trustee compensation for fiscal year 2013 performance. During the first quarter of fiscal year 2013, the Company issued approximately 53,000 common shares, with a total grant-date value of approximately $398,000, under the 2008 Incentive Award Plan, for trustee and executive officer compensation for fiscal year 2012 performance.
During the six months ended October 31, 2013 and 2012, respectively, approximately 160,000 Units and 128,000 Units were converted to common shares, with a total value of approximately $946,000 and $579,000 included in equity. The Company issued no shares under its 401(k) plan during the six months ended October 31, 2013 (following the Company's transition in the second quarter of fiscal year 2013 to a new 401(k) plan service provider and trustee, common shares of the Company are no longer an investment option under the Company's 401(k) plan). Approximately 43,000 common shares were issued under the 401(k) plan during the six months ended October 31, 2012, with a total value of approximately $337,000 included in equity. Under the Company's Distribution Reinvestment and Share Purchase Plan, approximately 3.9 million common shares and 3.2 million common shares were issued during the six months ended October 31, 2013 and 2012, respectively, with a total value of $33.0 million and $24.4 million included in equity, and an average price per share of $8.48 and $7.72, respectively, after applicable discounts.
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
The revenues and net operating income for these reportable segments are summarized as follows for the three and six month periods ended October 31, 2013 and 2012, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.
Three Months Ended October 31, 2013	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$25,652	$19,367	$16,025	$1,743	$3,403	$66,190
Real estate expenses	11,275	9,525	4,129	548	1,038	26,515
Net operating income	$14,377	$9,842	$11,896	$1,195	$2,365	39,675
Depreciation/amortization						(17,257)
Administrative, advisory and trustee services						(2,527)
Other expenses						(678)
Interest expense						(14,848)
Interest and other income						652
Income from continuing operations						5,017
Income from discontinued operations						5,280
Net income						$10,297

Three Months Ended October 31, 2012	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$23,105	$18,815	$15,262	$1,716	$3,360	$62,258
Real estate expenses	9,009	9,196	4,180	455	1,209	24,049
Gain on involuntary conversion	2,263	0	0	0	0	2,263
Net operating income	$16,359	$9,619	$11,082	$1,261	$2,151	40,472
Depreciation/amortization						(15,758)
Administrative, advisory and trustee services						(2,061)
Other expenses						(513)
Interest expense						(15,727)
Interest and other income						203
Income from continuing operations						6,616
Income from discontinued operations						3,394
Net income						$10,010

Six Months Ended October 31, 2013	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$50,234	$38,681	$32,098	$3,953	$6,731	$131,697
Real estate expenses	22,234	19,278	8,412	1,052	2,363	53,339
Gain on involuntary conversion	966	0	0	0	0	966
Net operating income	$28,966	$19,403	$23,686	$2,901	$4,368	79,324
Depreciation/amortization						(36,352)
Administrative, advisory and trustee services						(5,280)
Impairment of real estate investments						(265)
Other expenses						(1,357)
Interest expense						(29,500)
Interest and other income						862
Income from continuing operations						7,432
Income from discontinued operations						6,081
Net income						$13,513

Six Months Ended October 31, 2012	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$44,314	$37,169	$30,334	$3,300	$6,486	$121,603
Real estate expenses	18,301	18,321	8,259	944	2,289	48,114
Gain on involuntary conversion	2,263	0	0	0	0	2,263
Net operating income	$28,276	$18,848	$22,075	$2,356	$4,197	75,752
Depreciation/amortization						(31,201)
Administrative, advisory and trustee services						(4,157)
Other expenses						(1,032)
Interest expense						(31,544)
Interest and other income						345
Income from continuing operations						8,163
Income from discontinued operations						3,843
Net income						$12,006

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of October 31, 2013, and April 30, 2013, along with reconciliations to the condensed consolidated financial statements:
	(in thousands)
As of October 31, 2013	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$722,099	$610,183	$515,423	$67,016	$118,026	$2,032,747
Less accumulated depreciation	(150,427)	(143,136)	(98,275)	(12,467)	(27,013)	(431,318)
Net property owned	$571,672	$467,047	$417,148	$54,549	$91,013	1,601,429
Real estate held for sale						2,620
Cash and cash equivalents						68,727
Other investments						642
Receivables and other assets						111,158
Development in progress						90,052
Unimproved land						21,619
Total assets						$1,896,247

	(in thousands)
As of April 30, 2013	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$659,696	$613,775	$501,191	$125,772	$132,536	$2,032,970
Less accumulated depreciation	(140,354)	(138,270)	(90,891)	(23,688)	(27,218)	(420,421)
Net property owned	$519,342	$475,505	$410,300	$102,084	$105,318	1,612,549
Cash and cash equivalents						94,133
Other investments						639
Receivables and other assets						113,948
Development in progress						46,782
Unimproved land						21,503
Total assets						$1,889,554

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
Purchase Options.  The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of October 31, 2013, the total property cost of the 15 properties subject to purchase options was $114.9 million, and the total gross rental revenue from these properties was $4.8 million for the six months ended October 31, 2013.
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
Restrictions on Taxable Dispositions.  Approximately 114 of IRET's properties, consisting of 5.9 million square feet of the Company's combined commercial segments' properties and 5,068 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was $876.0 million at October 31, 2013. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company's business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders' best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of October 31, 2013 and 2012, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $194.1 million and $177.8 million, respectively.
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
Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of October 31, 2013, the Company is committed to fund $10.1 million in tenant improvements, within approximately the next 12 months.
Development, Expansion and Renovation Projects.  As of October 31, 2013, the Company had several development, expansion and renovation projects underway or recently completed, the costs for which have been capitalized, as follows:
River Ridge, Bismarck, ND: During the second quarter of fiscal year 2013, the Company began construction of its 146-unit River Ridge Apartments project in Bismarck, North Dakota. River Ridge is located near IRET's Cottonwood Apartments in Bismarck, and will offer amenities including a pool, exercise facility and underground parking. The Company estimates that the total cost to construct the project will be $25.9 million. Completion of the project is currently expected in the third quarter of the Company's fiscal year 2014. A portion of the building was substantially completed in August 2013, and a certificate of occupancy issued for 60 units. As of October 31, 2013, the Company had incurred $23.5 million of the total estimated project costs.
Cypress Court, St. Cloud, Minnesota: In August 2012, the Company entered into a joint venture agreement with a real estate development and contracting company in St. Cloud, Minnesota, to construct a two-building, 132-unit multi-family residential property in St. Cloud, Minnesota, for an estimated total project cost of $14.3 million. The Company owns approximately 79% of the joint venture entity, and the Company consolidates the joint venture's results in its financial statements; the remaining approximately 21% interest is owned by its joint venture partner. Completion of the apartment project is currently expected in the third quarter of the Company's fiscal year 2014. As of October 31, 2013, the Company had incurred $13.5 million of the total estimated project costs. The first building of the planned two-building project was substantially completed in August 2013.
Southgate, Minot, North Dakota: In January 2013, the Company entered into a joint venture agreement to construct an apartment project in Minot, North Dakota. The Company owns approximately 51% of the joint venture entity, and the Company consolidates the joint venture's results in its financial statements; the remaining approximately 49% of the joint venture entity is owned by its joint venture partner. The project is expected to be completed in two phases, with a total of approximately 341 units as described below:

The Landing at Southgate consists of three approximately 36-unit buildings and was substantially completed in the second quarter of fiscal year 2014. As of October 31, 2013, the joint venture had incurred $15.1 million of the total estimated project cost of $15.8 million.
The Commons at Southgate will consist of an approximately 233-unit building to be completed in the second quarter of fiscal 2015 for an estimated total cost of $36.4 million. As of October 31, 2013, the joint venture had incurred $17.2 million of the total estimated project costs.
Renaissance Heights I, Williston, North Dakota: In February 2013, the Company entered into a joint venture agreement to construct the first phase of an apartment project in Williston, North Dakota. The Company's joint venture partner in the Renaissance Heights project is also the Company's partner in its Williston Garden Apartments Project. The Company will own approximately 70% of the project, subject to final project costs, and the joint venture's results are consolidated in the Company's financial statements. The first phase of the Renaissance Heights Apartments project, consisting of five buildings with a total of 288 units, commenced construction in April 2013, with construction completion expected in the second quarter of fiscal year 2015. The site of the first phase of this development project is approximately 14.5 acres of an approximately 40-acre parcel of land purchased by the Company in April 2012. The total cost of this first phase of the Renaissance Heights project is estimated at $62.4 million, including the purchase price of the land. As of October 31, 2013, the joint venture had incurred $26.9 million of the total estimated project cost. The remaining two phases of the project are, if constructed, expected to consist of an additional total of approximately 462 units, for a total of approximately 750 units in all three phases.
Arcata, Golden Valley, Minnesota: In April 2013, the Company acquired approximately two acres of vacant land in Golden Valley, Minnesota for a purchase price of $2.1 million. The parcel of land is located near the Company's Golden Hills Office Center. The Company has signed a development services agreement with Trammell Crow Company and a construction contract to develop on this parcel an approximately 165-unit apartment building. Construction commenced in August 2013 and is currently expected to conclude in the second quarter of fiscal year 2015, with a total project cost of $34.4 million, including the purchase price of the land. As of October 31, 2013, the Company had incurred $5.9 million of the total estimated project cost.
Dakota Commons, Williston, North Dakota: In May 2013 the Company commenced construction of a 44-unit apartment building in Williston, North Dakota, on land purchased for approximately $823,000 in fiscal year 2013. The project is currently expected to be completed in the first quarter of fiscal year 2015 at an estimated total cost of $10.7 million, including the cost of the land. As of October 31, 2013, the Company had incurred $3.8 million of the total estimated project cost.
Chateau II, Minot, North Dakota: Construction of two buildings at the Company's Chateau Apartments property in Minot, North Dakota, of 15 units and 57 units, respectively, commenced in June 2013, following a fire in February 2012 which destroyed a 32-unit building under redevelopment at that site. The 15-unit building had been expected to be completed in the fourth quarter of the current fiscal year, with the 57-unit building expected to be completed in the first quarter of fiscal year 2015. As of October 31, 2013, the Company had incurred $6.5 million of the total estimated project cost of $14.7 million. Subsequent to the end of the quarter, in December 2013, these additional 72 units, under construction and unoccupied, were destroyed by fire. See Note 11 for additional information.
RED 20, Minneapolis, Minnesota: In August 2013, the Company entered into a joint venture agreement to construct a 130-unit apartment building with approximately 10,000 square feet of commercial space in northeast Minneapolis, Minnesota. The Company owns approximately 58.6% of the joint venture entity and consolidates the joint venture's results in the Company's financial statements. The remaining approximately 41.4% of the joint venture entity is owned by entities formed by the Company's joint venture partner. The joint venture entity acquired the project site on August 20, 2013. Total costs for the project are currently estimated at $29.5 million, including the purchase price of the land, and the project is currently expected to be completed in the second quarter of fiscal year 2015. As of October 31, 2013, the joint venture had incurred $5.9 million of the total estimated project cost. During the second quarter of fiscal year 2014, the joint venture entity closed on a construction loan of approximately $21.7 million.
Cardinal Point, Grand Forks, North Dakota: In the second quarter of fiscal year 2014, the Company commenced construction of an approximately 251-unit multi-family residential project in Grand Forks, North Dakota, on land purchased by the Company for $1.6 million in the fourth quarter of fiscal year 2013. The estimated total cost of the project is $40.0 million, including the cost of the land, with projected completion in the fourth quarter of fiscal year 2015. As of October 31, 2013, the Company had incurred $4.5 million of the total estimated project cost.

These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.
Construction interest capitalized for the three month periods ended October 31, 2013 and 2012, respectively, was approximately $781,000 and $120,000 for development projects completed and in progress. Construction interest capitalized for the six month periods ended October 31, 2013 and 2012, respectively, was $1.4 million and approximately $281,000 for development projects completed and in progress.
Pending Acquisitions. As of October 31, 2013, the Company had signed purchase agreements for the acquisition of the following properties. These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:
•	two parcels of vacant land in Rapid City, South Dakota, totaling approximately 10.8 acres, for a purchase price of $1.4 million, to be paid in cash; and
•	an approximately 5.0 acre parcel of vacant land in Monticello, Minnesota, for a purchase price of approximately $656,000, to be paid in cash.
Pending Dispositions.  As of October 31, 2013, the Company had signed sales agreements for the disposition of the following properties. All of these pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that any of these dispositions will be completed on the terms currently proposed, or at all:
•	a commercial industrial property in Clive, Iowa for a sale price of $2.7 million;
•	a commercial retail property in Burnsville, Minnesota for a sale price of approximately $650,000;
•	two multi-family residential properties in Sioux Falls, South Dakota for a sale price of $3.5 million;
•	a commercial retail property in Anoka, Minnesota for a sale price of approximately $325,000; and
•	a commercial industrial property in Winsted, Minnesota for a sale price of approximately $725,000.
NOTE 7 • DISCONTINUED OPERATIONS
The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the second quarter of fiscal year 2014, the Company sold five commercial industrial properties and three commercial office properties. During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property.  During the second quarter of fiscal year 2013, IRET sold two condominium units and two multi-family residential properties. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property. One commercial industrial property continued to be classified as held for sale at October 31, 2013. Four condominium units and a multi-family residential property were classified as held for sale at October 31, 2012. See Note 8 for additional information on the properties sold during the six months ended October 31, 2013 and 2012. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and six months ended October 31, 2013 and 2012:

	(in thousands)
	Three Months Ended October 31	Six Months Ended October 31
	2013	2012	2013	2012
REVENUE
Real estate rentals	$855	$2,303	$2,134	$4,695
Tenant reimbursement	460	699	1,123	1,382
TOTAL REVENUE	1,315	3,002	3,257	6,077
EXPENSES
Depreciation/amortization related to real estate investments	222	748	668	1,510
Utilities	(21)	91	77	159
Maintenance	38	180	174	441
Real estate taxes	272	477	730	982
Insurance	30	47	72	99
Property management expenses	44	116	134	234
Other property expenses	0	10	0	16
Amortization related to non-real estate investments	35	50	80	131
Impairment of real estate investments	57	0	1,595	0
TOTAL EXPENSES	677	1,719	3,530	3,572
Operating income (loss)	638	1,283	(273)	2,505
Interest expense	(56)	(642)	(287)	(1,342)
Income (loss) from discontinued operations before gain on sale	582	641	(560)	1,163
Gain on sale of discontinued operations	4,698	2,753	6,641	2,680
INCOME FROM DISCONTINUED OPERATIONS	$5,280	$3,394	$6,081	$3,843

NOTE 8 • ACQUISITIONS AND DISPOSITIONS
PROPERTY ACQUISITIONS
During the second quarter of fiscal year 2014, the Company closed on its acquisitions of:
•
a 24-unit multi-family residential property and a 98,174-square foot senior housing property (with an associated parcel of unimproved land) in Sartell, Minnesota, on approximately 21.6 acres of land, for a purchase price of $15.2 million, paid in cash;

•
a 96-unit multi-family residential property in Grand Forks, North Dakota, on approximately 6.0 acres of land, for a purchase price of $10.6 million, of which $10.4 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $200,000;

•
an approximately 58.6% interest in a joint venture entity currently constructing the RED 20 project in Minneapolis, Minnesota, a 130-unit multi-family residential property with approximately 10,000 square feet of commercial space; and

•	an approximately 9.2 acre parcel of vacant land in Jamestown, North Dakota, acquired for possible future development for a purchase price of approximately $700,000, paid in cash.
In regard to the multi-family residential and commercial healthcare properties in Sartell, Minnesota, the estimated fair values of land, building and intangible assets acquired are provisional and are based on the information that was available as of the filing of the Company's Form 10-Q. The Company will continue to evaluate the purchase price allocation as better information becomes available. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

During the first quarter of fiscal year 2014, the Company closed on its acquisitions of:
•
a 71-unit multi-family residential property in Rapid City, South Dakota, on approximately 3.2 acres of land, for a purchase price of $6.2 million, of which $2.9 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $3.3 million; and

•	an approximately 0.7-acre parcel of vacant land in Minot, North Dakota acquired for possible future development for a purchase price, including acquisition costs, of $179,000, paid in cash.
During the second quarter of fiscal year 2014, the Company placed in service the 108-unit Landing at Southgate multi-family residential property in Minot, North Dakota, owned by a joint venture entity in which the Company has an approximately 51% interest. The Company had no development projects placed in service during the first quarter of fiscal year 2014.
During the second quarter of fiscal year 2013, the Company closed on its acquisitions of a multi-family residential property in Sartell, Minnesota and two parcels of vacant land in Williston, North Dakota and St. Cloud, Minnesota. The Company had no development projects placed in service during the second quarter of fiscal year 2013. During the first quarter of fiscal year 2013, the Company closed on its acquisitions of a multi-family residential property in Topeka, Kansas and two multi-family residential properties in Lincoln, Nebraska. During the first quarter of fiscal year 2013, the Company placed in service its 159-unit multi-family residential development in Rochester, Minnesota and placed in service buildings 3 and 4 of its multi-family residential development in Williston, North Dakota.
The Company expensed approximately $161,000 and $97,000 of transaction costs related to acquisitions in the six months ended October 31, 2013 and 2012, respectively. The Company's acquisitions and development projects placed in service during the six months ended October 31, 2013 and 2012 are detailed below:
Six Months Ended October 31, 2013
Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$287	$5,551	$362	$6,200
96 unit - Southpoint - Grand Forks, ND	2013-09-05	576	9,893	131	10,600
24 unit - Pinecone Villas - Sartell, MN	2013-10-31	629	2,139	32	2,800
		1,492	17,583	525	19,600

Commercial Healthcare
98,174 sq ft Legends at Heritage Place - Sartell, MN	2013-10-31	1,112	9,890	368	11,370

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	0	0	179
Jamestown Unimproved - Jamestown, ND	2013-08-09	700	0	0	700
RED 20 - Minneapolis, MN(1)	2013-08-20	1,900	0	0	1,900
Legends at Heritage Place - Sartell, MN	2013-10-31	1,030	0	0	1,030
		3,809	0	0	3,809

Total Property Acquisitions		$6,413	$27,473	$893	$34,779
(1)	Land is owned by a joint venture in which the Company has an approximately 59% interest. The joint venture is consolidated in IRET's financial statements.

		(in thousands)
Development Projects Placed in Service(1)	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
108 unit - Landing at Southgate - Minot, ND(2)	2013-09-04	$0	$8,822	$0	$8,822

Total Development Projects Placed in Service		$0	$8,822	$0	$8,822
(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the River Ridge and Cypress Court projects, which were partially placed in service during the three months ended October 31, 2013.
(2)	Development property placed in service September 4, 2013. Additional costs paid in fiscal year 2013 totaled $6.3 million, for a total project cost at October 31, 2013 of $15.1 million. The project is owned by a joint venture entity in which the Company has a 51% interest.

Six Months Ended October 31, 2012

Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
308 unit - Villa West - Topeka, KS	2012-05-08	$1,590	$15,760	$300	$17,650
232 unit - Colony - Lincoln, NE	2012-06-04	1,515	15,731	254	17,500
208 unit - Lakeside Village - Lincoln, NE	2012-06-04	1,215	15,837	198	17,250
58 unit - Ponds at Heritage Place - Sartell, MN	2012-10-10	395	4,564	61	5,020
		4,715	51,892	813	57,420

Unimproved Land
University Commons - Williston, ND	2012-08-01	823	0	0	823
Cypress Court - St. Cloud, MN	2012-08-10	447	0	0	447
		1,270	0	0	1,270

Total Property Acquisitions		$5,985	$51,892	$813	$58,690

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
159 unit - Quarry Ridge II - Rochester, MN(1)	2012-06-29	$0	$4,591	$0	$4,591
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	2012-07-31	0	6,886	0	6,886

Total Development Projects Placed in Service		$0	$11,477	$0	$11,477
(1)
Development property placed in service June 29, 2012. Additional costs paid in fiscal years 2012 and 2011, and land acquired in fiscal year 2007, totaled $13.0 million, for a total project cost at October 31, 2012 of $17.6 million.

(2)
Development property placed in service July 31, 2012. Buildings 1 and 2 were placed in service in fiscal year 2012. Additional costs paid in fiscal year 2012 totaled $12.0 million, for a total project cost at October 31, 2012 of $18.9 million. The project is owned by a joint venture entity in which the Company has a 60% interest.

Acquisitions in the six months ended October 31, 2013 and 2012 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the six months ended October 31, 2013 and 2012, respectively, (excluding development projects placed in service) are detailed below.
	(in thousands)
	Six Months Ended October 31
	2013	2012
Total revenue	$573	$2,929
Net (loss) income	$(233)	$(135)
PROPERTY DISPOSITIONS
During the second quarter of fiscal year 2014, the Company sold three commercial office properties and five commercial industrial properties for a total sales price of $47.4 million. During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property for a total sales price of $21.8 million.
During the second quarter of fiscal year 2013, the Company sold two condominium units and two multi-family residential properties for a total sales price of $7.3 million. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property. The following table details the Company's dispositions during the six months ended October 31, 2013 and 2012:
Six Months Ended October 31, 2013
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Office
121,669 sq ft Bloomington Business Plaza - Bloomington, MN	2013-09-12	$4,500	$7,339	$(2,839)
118,125 sq ft Nicollet VII - Burnsville, MN	2013-09-12	7,290	6,001	1,289
42,929 sq ft Pillsbury Business Center - Bloomington, MN	2013-09-12	1,160	1,164	(4)
		12,950	14,504	(1,554)

Commercial Industrial
41,880 sq ft Bodycote Industrial Building- Eden Prairie, MN	2013-05-13	$3,150	$1,375	$1,775
42,244 sq ft Fargo 1320 45th Street N - Fargo, ND	2013-05-13	4,700	4,100	600
49,620 sq ft Metal Improvement Company - New Brighton, MN	2013-05-13	2,350	1,949	401
172,057 sq ft Roseville 2929 Long Lake Road - Roseville, MN	2013-05-13	9,275	9,998	(723)
322,751 sq ft Brooklyn Park 7401 Boone Ave - Brooklyn Park, MN	2013-09-12	12,800	12,181	619
50,400 sq ft Cedar Lake Business Center - St. Louis Park, MN	2013-09-12	2,550	2,607	(57)
35,000 sq ft API Building - Duluth, MN	2013-09-24	2,553	1,488	1,065
59,292 sq ft Lighthouse - Duluth, MN	2013-10-08	1,825	1,547	278
606,006 sq ft Dixon Avenue Industrial Park - Des Moines, IA	2013-10-31	14,675	10,328	4,347
		53,878	45,573	8,305

Commercial Retail
23,187 sq ft Eagan Community- Eagan, MN	2013-05-14	2,310	2,420	(110)

Total Property Dispositions		$69,138	$62,497	$6,641

Six Months Ended October 31, 2012
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
116 unit - Terrace on the Green - Fargo, ND	2012-09-27	$3,450	$1,248	$2,202
85 unit - Prairiewood Meadows - Fargo, ND	2012-09-27	3,450	2,846	604
		6,900	4,094	2,806

Commercial Retail
16,080 sq ft Kentwood Thomasville - Kentwood, MI	2012-06-20	625	692	(67)

Other
Georgetown Square Condominiums 5 and 6	2012-06-21	330	336	(6)
Georgetown Square Condominiums 3 and 4	2012-08-02	368	421	(53)
		698	757	(59)

Total Property Dispositions		$8,223	$5,543	$2,680

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT
Most of the properties owned by the Company serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of October 31, 2013, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 2.51% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.
Of the mortgages payable, the balances of fixed rate mortgages totaled $1.0 billion at October 31, 2013 and April 30, 2013. The balances of variable rate mortgages totaled $8.4 million and $26.2 million as of October 31, 2013 and April 30, 2013, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of October 31, 2013, the weighted average rate of interest on the Company's mortgage debt was 5.50%, compared to 5.55% on April 30, 2013. The aggregate amount of required future principal payments on mortgages payable as of October 31, 2013, is as follows:
Year ended April 30,	(in thousands)
2014 (remainder)	$29,907
2015	92,123
2016	92,596
2017	218,586
2018	64,798
Thereafter	523,160
Total payments	$1,021,170
In addition to the individual first mortgage loans comprising the Company's $1.0 billion of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of October 31, 2013, lending commitments of $60.0 million. This facility is not included in the Company's mortgage indebtedness total. As of October 31, 2013, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2013 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. As of October 31, 2013, the line of credit had an interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of October 31, 2013, the Company had borrowed $10.0 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2013, the Company believes it was in compliance with the facility covenants.  On November 20, 2013, the Company's Operating Partnership entered into an Amended and Restated Loan Agreement with First International, under which First International has agreed to provide a revolving credit facility with a commitment amount at the time of close of $72.0 million. This loan agreement amends and restates the Company's previous multi-bank line of credit with First International. See Note 11 for additional information on this line of credit renewal and restatement.
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
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at October 31, 2013 and April 30, 2013.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at October 31, 2013 consisted of real estate investments and real estate held for sale that were written-down to estimated fair value during the six months ended October 31, 2013. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2013 consisted of real estate investments that were written-down to estimated fair value during fiscal year 2013. See Note 2 for additional information on impairment losses recognized during fiscal years 2014 and 2013. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:
	(in thousands)
	October 31, 2013
	Total	Level 1	Level 2	Level 3
Real estate investments	$320	$0	$0	$320
Real estate held for sale	2,620	0	0	2,620

	(in thousands)
	April 30, 2013
	Total	Level 1	Level 2	Level 3
Real estate investments	$335	$0	$0	$335

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

Other Debt. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using relevant treasury interest rates plus credit spreads (Level 2).
Lines of Credit.  The carrying amount approximates fair value because the variable rate debt re-prices frequently.
Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using relevant treasury interest rates plus credit spreads (Level 2).
The estimated fair values of the Company's financial instruments as of October 31, 2013 and April 30, 2013, are as follows:
	(in thousands)
	October 31, 2013		April 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$68,727	$68,727	$94,133	$94,133
Other investments	642	642	639	639
FINANCIAL LIABILITIES
Other debt	31,618	32,006	18,076	18,156
Line of credit	10,000	10,000	10,000	10,000
Mortgages payable	1,021,170	1,178,421	1,049,206	1,160,190
NOTE 11 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions. On December 5, 2013, the Company's Board of Trustees declared a regular quarterly distribution of 13.00 cents per share and unit on the Company's common shares of beneficial interest and the limited partnership units of IRET Properties, payable January 15, 2014, to shareholders and unitholders of record on January 2, 2014. Also on December 5, 2013, the Company's Board of Trustees declared a distribution of 51.56 cents per share on the Company's Series A preferred shares of beneficial interest, payable December 31, 2013 to Series A preferred shareholders of record on December 16, 2013, and declared a distribution of 49.68 cents per share on the Company's Series B preferred shares of beneficial interest, payable December 31, 2013 to Series B preferred shareholders of record on December 16, 2013.
Pending Acquisitions. Subsequent to the end of the second quarter of fiscal year 2014, the Company signed purchase agreements to acquire the following properties:
•	a 39,222-square foot commercial healthcare property in Fruitland, Idaho for a purchase price of $7.1 million, to be paid in cash;
•	a parcel of vacant land in Fruitland, Idaho for a purchase price of $335,000, to be paid in cash;
•	an approximately 35.0 acre parcel of vacant land in Bismarck, North Dakota for a purchase price of $4.3 million, to be paid in cash;
•	an approximately 10-12 acre parcel of vacant land in Brooklyn Park, Minnesota for a purchase price of $5.28 per square foot, to be paid in cash;
•
an 11-building, 152-unit multi-family residential property in Rapid City, South Dakota on approximately 10.0 acres of land, for a purchase price of  $15.0 million, of which $5.0 million is to be paid in cash with assumed debt of $10.0 million;

•
a 4-building, 52-unit multi-family residential property in Rapid City, South Dakota on approximately 2.0 acres of land, for a purchase price of $3.3 million, of which approximately $997,000 is to be paid in cash with assumed debt of $2.3 million; and

•	an approximately 4.7 acre parcel of vacant land in Isanti, Minnesota for a purchase price of approximately $50,000, to be paid in cash.

These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that any of these transactions will be completed on the terms currently proposed, or at all.
Pending Dispositions.  Subsequent to the end of the second quarter of fiscal year 2014, the Company signed an agreement to sell a commercial industrial property in Minnetonka, Minnesota for a sale price of $3.8 million. This pending disposition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed on the terms currently expected, or at all.
Line of Credit Renewal. Subsequent to the end of the second quarter of fiscal year 2014, on November 20, 2013, the Company's Operating Partnership entered into an Amended and Restated Loan Agreement (the "Loan Agreement") with First International Bank & Trust as Lender, pursuant to which Lender has agreed to provide a revolving credit facility with a commitment amount at the time of close of $72.0 million. At the discretion of the Lender, the total commitment available under the credit facility may be increased to $75.0 million. First International Bank & Trust is owned by Stephen L. Stenehjem, a Trustee of the Company, and by members of his family. The Loan Agreement amends and restates the Borrower's previous secured line of credit with the Lender and participant banks, provided pursuant to a Loan Agreement dated August 12, 2010 between Borrower and Lender. The facility is secured by mortgages on fourteen properties owned by the Operating Partnership and its subsidiaries.  The initial term of the facility is three years, with a maturity of December 1, 2016, with interest-only payments due monthly based on the total amount of advances outstanding.  The facility may be prepaid at par at any time. The Operating Partnership may add additional eligible real estate properties as collateral for the facility if it chooses to remove an existing property from the mortgage collateral, and may also remove property as collateral for the facility without substituting additional collateral if the remaining property in the collateral pool satisfies the minimum collateral requirements in the loan documents.  Advances under the facility may not exceed 60% of the value of the properties provided as security. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate plus 1.25%, with a floor of 4.75% and a cap of 8.65% during the initial term of the facility. The facility includes covenants and restrictions regarding minimum debt-service ratios to be maintained in the aggregate and individually on properties in the collateral pool, and the Operating Partnership is also required to maintain minimum depository account(s) totaling $6.0 million with the Lender, of which $1.5 million is to be held in a non-interest bearing account.
Chateau Apartments Fire. On December 5, 2013, 15-unit and 57-unit buildings at IRET's Chateau Apartments property were destroyed by fire. Both buildings were under construction and were unoccupied. The 15-unit building had been anticipated to open in February of 2014, and the 57-unit building was anticipated to open in the summer of 2014.  A third, occupied 32-unit building on the west side of the Chateau Apartments complex did not suffer any fire damage. No decisions have been made at this time concerning the reconstruction of these two buildings.
ITEM 2. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company's audited financial statements for the fiscal year ended April 30, 2013, which are included in the Company's Form 10-K filed with the SEC on July 1, 2013 as amended by the Current Report on Form 8-K filed with the SEC on September 24, 2013.
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
Overview
IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2013, our real estate portfolio consisted of 93 multi-family residential properties containing 10,705 apartment units and having a total real estate investment amount net of accumulated depreciation of $571.7 million, and 169 commercial properties containing approximately 10.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.0 billion.

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
Critical Accounting Policies
In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's critical accounting policies is included in the Company's Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC on July 1, 2013, as amended by the Current Report on Form 8-K filed with the SEC on September 24, 2013, in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended October 31, 2013.
Significant Events and Transactions during the Three Months Ended October 31, 2013 and 2012
Summarized below are the Company's significant transactions and events during the second quarters of fiscal years 2014 and 2013:
Three Months Ended October 31, 2013
•	the acquisition of a multi-family residential property in Sartell, Minnesota, for approximately $2.8 million, adding 24 units to the Company's multi-family residential portfolio.
•	the acquisition of a senior housing property with and associated parcel of unimproved land in Sartell, Minnesota, for approximately $12.4 million.
•	the acquisition of a multi-family residential property in Grand Forks, North Dakota, for approximately $10.6 million, adding 96 units to the Company's multi-family residential portfolio.
•	the disposition of three commercial office properties and five commercial industrial properties for a total sales price of approximately $47.4 million.
•	the commencement of construction of the Company's 165-unit Arcata Apartments project in Golden Valley, Minnesota.
•
the commencement of construction of the RED 20 project in northeast Minneapolis, Minnesota, with 130 apartment units and approximately 10,000 square feet of commercial space, of which project the Company owns approximately 58.6%, with the remainder owned by the Company's joint venture partner.

•	the commencement of construction of the Company's 251-unit Cardinal Point Apartments project in Grand Forks, North Dakota.
•
the execution of a Sales Agreement with Robert W. Baird & Co. Incorporated, under which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $75.0 million, pursuant to an at-the-market (ATM) program.

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
Market Conditions and Outlook
During the second quarter of fiscal year 2014, high occupancy levels in the Company's multi-family residential portfolio continued to allow the Company to implement selected rent increases, creating growth in revenue and NOI compared to the same quarter of the previous fiscal year. These gains are in large part due to the continued housing shortage in certain of the Company's markets impacted by the energy activity in the Bakken region. The Company expects to see continued favorable results in the multi-family segment in the remainder of fiscal year 2014, with phase 2 of the Company's Cypress Court project in St. Cloud, Minnesota and phase 2 of the Company's River Ridge project in Bismarck, North Dakota scheduled for completion and leasing in the third quarter of fiscal year 2014. Phase 1 of the Cypress Court project, phase 1 of the River Ridge project, and the Landing at Southgate in Minot, North Dakota were completed in the second quarter of fiscal year 2014. However, the Company's ability to maintain occupancy levels and selectively raise rents remains dependent on continued economic recovery and employment and wage growth. The Company also continues to observe considerable multi-family residential development activity in the Company's markets, and as this new construction is completed and leased, IRET will experience increased competition for tenants.
The Company's commercial office segment, mostly concentrated in Minnesota, is still pressured by a number of adverse macro conditions, including weak job and wage growth. Even though overall employment levels in the office sector are slightly above pre-recession levels in most of our markets, businesses, in a continued focus on efficiency and costs, appear to be maintaining their goal of increasing the density of their work spaces by placing more employees in less total square footage and downsizing upon lease renewals, as they have not yet reached the point of having to lease more space to accommodate their growth. As a result, while the rate of vacant commercial office absorption in IRET's markets is generally positive, absorption still remains below GDP growth.  Even though the Company has experienced some modest growth in occupancy levels during the quarter, we continue to expect a slow and uneven recovery in the office segment.
Absorption of retail space in the Company's markets remains modest, and the Company has seen little new retail development in its markets. The Company's markets generally experienced healthy absorption of industrial space during the second quarter of fiscal year 2014, although office showroom space continued to lag. Industrial rents do not yet appear to be rising to reflect continuing space absorption, but tenant concessions appear to be dissipating.
The Company's healthcare segment consists of medical office properties and senior housing facilities. The medical office sector remains stable with modest increases in both occupancy and rents. However, the difficulties surrounding the implementation of the Affordable Care Act may cause some medical office users to delay making decisions on their space needs. Likewise, senior housing assets continue to benefit from a recovery of the housing market, as occupancy trends are closely aligned with the ability of seniors to sell their homes in anticipation of moving to a senior care facility.
The Company plans to continue in the remainder of fiscal year 2014 its selective disposition of assets in non-core markets, particularly industrial and retail segment assets, and intends to use the proceeds from these dispositions to continue deleveraging its portfolio and for developing and acquiring high-quality assets in its multi-family and healthcare segments. During the second quarter of fiscal year 2014, the Company sold three commercial office properties and five industrial properties for a total sales price of approximately $47.4 million.
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
For the comparison of the three and six months ended October 31, 2013 and 2012, all or a portion of twenty-one properties were non-stabilized, of which non-stabilized properties eleven were redevelopment or in-service development properties.
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
RESULTS OF OPERATIONS
Consolidated Results of Operations for the Three Months Ended October 31, 2013 and 2012
The discussion that follows is based on our consolidated results of operations for the three months ended October 31, 2013 and 2012.
	(in thousands, except percentages)
	Three Months Ended October 31
	2013	2012	$ Change	% Change
Real estate rentals	$54,836	$51,403	$3,433	6.7%
Tenant reimbursement	11,354	10,855	499	4.6%
TOTAL REVENUE	66,190	62,258	3,932	6.3%
Depreciation/amortization related to real estate investments	16,453	15,009	1,444	9.6%
Utilities	5,239	4,798	441	9.2%
Maintenance	7,203	6,375	828	13.0%
Real estate taxes	8,432	7,836	596	7.6%
Insurance	1,421	916	505	55.1%
Property management expenses	4,217	3,892	325	8.4%
Other property expenses	3	232	(229)	(98.7%)
Administrative expenses	2,310	1,918	392	20.4%
Advisory and trustee services	217	143	74	51.7%
Other expenses	678	513	165	32.2%
Amortization related to non-real estate investments	804	749	55	7.3%
TOTAL EXPENSES	46,977	42,381	4,596	10.8%
Gain on involuntary conversion	0	2,263	(2,263)	(100.0%)
Operating income	19,213	22,140	(2,927)	(13.2%)
Interest expense	(14,848)	(15,727)	879	(5.6%)
Interest income	585	88	497	564.8%
Other income	67	115	(48)	(41.7%)
Income from continuing operations	5,017	6,616	(1,599)	(24.2%)
Income from discontinued operations	5,280	3,394	1,886	55.6%
NET INCOME	10,297	10,010	287	2.9%
Net income attributable to noncontrolling interests – Operating Partnership	(1,226)	(1,290)	64	(5.0%)
Net income attributable to noncontrolling interests – consolidated real estate entities	(284)	(208)	(76)	36.5%
Net income attributable to Investors Real Estate Trust	8,787	8,512	275	3.2%
Dividends to preferred shareholders	(2,878)	(2,878)	0	0.0%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,909	$5,634	275	4.9%

Revenues.  Revenues for the three months ended October 31, 2013 were $66.2 million compared to $62.3 million in the three months ended October 31, 2012, an increase of $3.9 million or 6.3%. The increase in revenue for the three months ended October 31, 2013 resulted both from properties acquired and development projects placed in service in Fiscal 2014 and 2013 and from stabilized properties, as shown in the table below.
(in thousands)
Increase in Total Revenue Three Months ended October 31, 2013
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in Fiscal 2014	$680
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in Fiscal 2013 in excess of that received in Fiscal 2013 from the same properties	1,527
Increase in rent on stabilized properties due primarily to increased rental revenue and tenant reimbursements in the commercial office and healthcare segments and increased rental rates in the multi-family residential segment(1)	1,725
Net increase in total revenue	$3,932
(1)	See analysis of NOI by segment on pages 37-41 of the MD&A for additional information.
Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 9.6% to $16.5 million in the second quarter of fiscal year 2014, compared to $15.0 million in the same period of the prior fiscal year. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements and a change in the lives of several intangible assets due to a change in lease terms.
Utilities.  Utilities increased by 9.2% to $5.2 million in the second quarter of fiscal year 2014, compared to $4.8 million in the same period of the prior fiscal year. This increase was primarily attributable to increased electricity costs of $371,000 at existing properties. The balance of the increase was primarily due to the addition of new income-producing real estate properties.
Maintenance.  Maintenance expenses increased by 13.0% to $7.2 million in the second quarter of fiscal year 2014, compared to $6.4 million in the same period of the prior fiscal year. The addition of new income-producing real estate properties accounted for approximately $410,000 of this increase, while $140,000 of the increase was the result of additional labor and benefit costs. The remainder of the increase was primarily due to more general maintenance items being completed during the second quarter of fiscal year 2014 compared to the same period in the prior fiscal year.
Real Estate Taxes.  Real estate taxes increased by 7.6% to $8.4 million in the second quarter of fiscal year 2014, compared to $7.8 million in the same period of the prior fiscal year. The addition of new income-producing real estate properties accounted for approximately half of this increase. The remainder of the increase was due to increased real estate taxes at stabilized properties compared to the prior year.
Insurance.  Insurance expense increased by 55.1% to $1.4 million in the second quarter of fiscal year 2014, compared to approximately $916,000 in the same period of the prior fiscal year. Approximately $320,000 of the increase was attributable to self-insurance claims and approximately $140,000 of the increase was due to increased premiums at existing properties, while the balance was attributable to the addition of new income-producing real estate properties.
Property Management Expenses.  Property management expenses increased by 8.4% to $4.2 million in the second quarter of fiscal year 2014, compared to $3.9 million in the same period of the prior fiscal year. An increase of $371,000 was attributable to the addition of new income-producing real estate properties while stabilized properties realized a decrease of $46,000 compared to the prior year.
Other Property Expenses.  Other property expense, consisting of bad debt provision expense, decreased by 98.7% to approximately $3,000 in the second quarter of fiscal year 2014, compared to approximately $232,000 in the same period of the prior fiscal year, primarily due to a decrease in receivables that were deemed to be uncollectible.

Administrative Expenses.  Administrative expenses increased by 20.4% to $2.3 million in the second quarter of fiscal year 2014, compared to $1.9 million in the same period of the prior fiscal year. This change was primarily due to an increase of approximately $225,000 in noncash executive compensation and an increase of approximately $120,000 in salary expense related to high labor costs in our energy-impacted markets.
Advisory and Trustee Services.  Advisory and trustee services expense increased by 51.7% to approximately $217,000 in the second quarter of fiscal year 2014, compared to approximately $143,000 in the same period of the prior fiscal year.
Other Expenses.  Other expenses increased 32.2% to approximately $678,000 in the second quarter of fiscal year 2014, compared to approximately $513,000 in the same period of the prior fiscal year.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments increased 7.3% in the second quarter of fiscal year 2014 to approximately $804,000, compared to approximately $749,000 in the same period of the prior fiscal year.
Gain on Involuntary Conversion.  During the second quarter of fiscal year 2013, the Company recognized a gain on involuntary conversion of $2.3 million. No gain on involuntary conversion was recognized in the second quarter of fiscal year 2014. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Interest Expense.  The Company's mortgage interest expense decreased approximately $702,000, or 4.7%, to $14.2 million during the second quarter of fiscal year 2014, compared to $14.9 million in the second quarter of fiscal year 2013. Mortgage interest expense for properties newly acquired in fiscal years 2014 and 2013 added approximately $255,000 to our total mortgage interest expense in the three months ended October 31, 2013, while mortgage interest expense on existing properties decreased approximately $957,000 for the three months ended October 31, 2013, compared to the same periods of fiscal year 2013. The decrease in mortgage interest expense is due primarily to loan payoffs in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on our line of credit, which totaled approximately $132,000 in the three months ended October 31, 2013, and $141,000 in the same period of the prior fiscal year. Mortgage interest expense and interest expense on our line of credit are all components of "Interest expense" on our Condensed Consolidated Statements of Operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit and construction loans) was 5.50% as of October 31, 2013 and 5.66% as of October 31, 2012. Our mortgage debt on October 31, 2013 decreased $28.0 million or 2.7% from April 30, 2013. Mortgage debt does not include our multi-bank line of credit or our construction loans which appear on our Condensed Consolidated Balance Sheets in "Revolving line of credit" and "Other," respectively.
In addition to IRET's mortgage interest expense, the Company incurs interest expense for a line of credit, construction loans, a financing liability, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended October 31, 2013 and 2012 these amounts were approximately $607,000 and $784,000, respectively, for a total interest expense for the three months ended October 31, 2013 and 2012 of $14.8 million and $15.7 million, a decrease of approximately $879,000.
Interest Income and Other Income.  The Company recorded interest income in the second quarter of fiscal years 2014 and 2013 of approximately $585,000 and $88,000, respectively. The increase was primarily due to interest earned on a contract for deed. See the Proceeds from Financing Liability section of Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information. Other income consists of real estate tax appeal refunds and other miscellaneous income. The Company earned other income in the second quarter of fiscal years 2014 and 2013 of approximately $67,000 and $115,000, respectively.
Income from Discontinued Operations.  Income from discontinued operations was $5.3 million in the second quarter of fiscal year 2014, compared to $3.4 million in the same period of the prior fiscal year. The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the second quarter of fiscal year 2014, the Company sold five commercial industrial properties and three commercial office properties. One commercial industrial property continued to be classified as held for sale at October 31, 2013. During the second quarter of fiscal year 2013, the Company sold two condominium units and two multi-family residential properties. Four condominium units and a multi-family residential property were classified as held for sale at October 31, 2012. The Company realized a gain on sale of discontinued operations of $4.7 million in the second quarter of fiscal year 2014, compared to a gain of $2.8 million on sale of discontinued operations in the second quarter of fiscal year 2013. Properties sold in the second quarters of fiscal years 2014 and 2013 are detailed below in the section captioned "Property Dispositions." See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net Income.  Net income available to common shareholders for the second quarter of fiscal year 2014 was $5.9 million, compared to $5.6 million in the second quarter of fiscal year 2013. On a per common share basis, net income was $.06 per common share in the second quarters of both fiscal year 2014 and 2013.
Consolidated Results of Operations for the Six Months Ended October 31, 2013 and 2012
The discussion that follows is based on our consolidated results of operations for the six months ended October 31, 2013 and 2012.
	(in thousands, except percentages)
	Six Months Ended October 31
	2013	2012	$ Change	% Change
Real estate rentals	$108,812	$100,775	$8,037	8.0%
Tenant reimbursement	22,885	20,828	2,057	9.9%
TOTAL REVENUE	131,697	121,603	10,094	8.3%
Depreciation/amortization related to real estate investments	34,600	29,700	4,900	16.5%
Utilities	10,192	8,961	1,231	13.7%
Maintenance	14,981	13,539	1,442	10.7%
Real estate taxes	16,877	15,721	1,156	7.4%
Insurance	2,729	1,786	943	52.8%
Property management expenses	8,380	7,541	839	11.1%
Other property expenses	180	566	(386)	(68.2%)
Administrative expenses	4,834	3,878	956	24.7%
Advisory and trustee services	446	279	167	59.9%
Other expenses	1,357	1,032	325	31.5%
Amortization related to non-real estate investments	1,752	1,501	251	16.7%
Impairment of real estate investments	265	0	265	n/a
TOTAL EXPENSES	96,593	84,504	12,089	14.3%
Gain on involuntary conversion	966	2,263	(1,297)	(57.3%)
Operating income	36,070	39,362	(3,292)	(8.4%)
Interest expense	(29,500)	(31,544)	2,044	(6.5%)
Interest income	773	106	667	629.2%
Other income	89	239	(150)	(62.8%)
Income from continuing operations	7,432	8,163	(731)	(9.0%)
Income from discontinued operations	6,081	3,843	2,238	58.2%
NET INCOME	13,513	12,006	1,507	12.6%
Net income attributable to noncontrolling interests – Operating Partnership	(1,276)	(1,541)	265	(17.2%)
Net income attributable to noncontrolling interests – consolidated real estate entities	(372)	(274)	(98)	35.8%
Net income attributable to Investors Real Estate Trust	11,865	10,191	1,674	16.4%
Dividends to preferred shareholders	(5,757)	(3,471)	(2,286)	65.9%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,108	$6,720	(612)	(9.1%)

Revenues.  Revenues for the six months ended October 31, 2013 were $131.7 million compared to $121.6 million in the six months ended October 31, 2012, an increase of $10.1 million or 8.3%. The increase in revenue for the six months ended October 31, 2013 resulted both from properties acquired and development projects placed in service in Fiscal 2014 and 2013 and from stabilized properties, as shown in the table below.
(in thousands)
Increase in Total Revenue Six Months ended October 31, 2013
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in Fiscal 2014	$1,065
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in Fiscal 2013 in excess of that received in Fiscal 2013 from the same properties	4,607
Increase in rent on stabilized properties due primarily to increased rental revenue and tenant reimbursements in the commercial office and healthcare segments and increased rental rates in the multi-family residential segment (1)	4,422
Net increase in total revenue	$10,094
(1)	See analysis of NOI by segment on pages 43-47 of the MD&A for additional information.
Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 16.5% to $34.6 million in the six months ended October 31, 2013, compared to $29.7 million in the same period of the prior fiscal year. This increase was primarily attributable to a change in the lives of several intangible assets due to a change in lease terms and the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements.
Utilities.  Utilities increased by 13.7% to $10.2 million in the six months ended October 31, 2013 compared to $9.0 million in the same period of the prior fiscal year. This increase was primarily attributable to increased electricity costs due to rate increases of $652,000 and increased natural gas costs of $154,000 at existing properties.  The balance of the increase was primarily due to the addition of new income-producing real estate properties.
Maintenance.  Maintenance expenses increased by 10.7% to $15.0 million in the six months ended October 31, 2013 compared to $13.5 million in the same period of the prior fiscal year. The addition of new income-producing real estate properties accounted for approximately $670,000 of this increase while $160,000 of the increase was the result of additional labor and benefit costs. The remainder of the increase was primarily due to more general maintenance items being completed during the six months ended October 31, 2013 compared to the same period of the prior fiscal year.
Real Estate Taxes.  Real estate taxes increased by 7.4% to $16.9 million in the six months ended October 31, 2013 compared to $15.7 million in the same period of the prior fiscal year. The addition of new income-producing real estate properties accounted for approximately half of this increase. The remainder of the increase was due to increased real estate taxes at stabilized properties compared to the prior year.
Insurance.  Insurance expense increased by 52.8% to $2.7 million in the six months ended October 31, 2013 compared to $1.8 million in the same period of the prior fiscal year. Approximately $518,000 of the increase was attributable to self-insurance claims and approximately $315,000 of the increase was due to increased premiums at existing properties, while the balance was attributable to the addition of new income-producing real estate properties.
Property Management Expenses.  Property management expenses increased by 11.1% to $8.4 million in the six months ended October 31, 2013, compared to $7.5 million in the same period of the prior fiscal year. An increase of $596,000 was attributable to the addition of new income-producing real estate properties.  The existing properties realized an increase of $243,000 compared to the prior year which was primarily due to increased labor and benefit costs.
Other Property Expenses.  Other property expense, consisting of bad debt provision expense, decreased by 68.2% to approximately $180,000 in the six months ended October 31, 2013, compared to approximately $566,000 in the same period of the prior fiscal year, primarily due to a decrease in receivables that were deemed to be uncollectible.
Administrative Expenses.  Administrative expenses increased by 24.7% to $4.8 million in the six months ended October 31, 2013, compared to $3.9 million in the same period of the prior fiscal year. This change was primarily due to an increase of approximately $551,000 in noncash executive compensation and an increase of approximately $302,000 in salary expense related to high labor costs in our energy-impacted markets.
Advisory and Trustee Services.  Advisory and trustee services expense increased by 59.9% to approximately $446,000 in the six months ended October 31, 2013, compared to approximately $279,000 in the same period of the prior fiscal year.
Other Expenses.  Other expenses increased 31.5% to $1.4 million in the six months ended October 31, 2013, compared to $1.0 million in the same period of the prior fiscal year, primarily due to an increase in securities expenses and an increase in property acquisition costs.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments increased 16.7% to $1.8 million in the six months ended October 31, 2013, compared to $1.5 million in the same period of the prior fiscal year, primarily due to the amortization of new leasing commissions.
Impairment of Real Estate Investments.  During the six months ended October 31, 2013, the Company incurred a loss of approximately $265,000 due to the impairment of a commercial retail property. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Gain on Involuntary Conversion.  During the six months ended October 31, 2013 and 2012, the Company recognized a gain on involuntary conversion of approximately $966,000 and $2.3 million, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Interest Expense.  The Company's mortgage interest expense decreased $1.2 million, or 4.2%, to $28.5 million during the six months ended October 31, 2013, compared to $29.7 for the same period of the prior fiscal year. Mortgage interest expense for properties newly acquired in fiscal years 2014 and 2013 added approximately $771,000 to our total mortgage interest expense in the six months ended October 31, 2013, while mortgage interest expense on existing properties decreased approximately $2.0 million for the six months ended October 31, 2013, compared to the same periods of fiscal year 2013. The decrease in mortgage interest expense is due primarily to loan payoffs in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on our line of credit, which totaled approximately $263,000 in the six months ended October 31, 2013, and $706,000 in the same period of the prior fiscal year. Mortgage interest expense and interest expense on our line of credit are all components of "Interest expense" on our Condensed Consolidated Statements of Operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit and construction loans) was 5.50% as of October 31, 2013 and 5.66% as of October 31, 2012. Our mortgage debt on October 31, 2013 decreased $28.0 million or 2.7% from April 30, 2013. Mortgage debt does not include our multi-bank line of credit or our construction loans which appear on our Condensed Consolidated Balance Sheets in "Revolving line of credit" and "Other," respectively.
In addition to IRET's mortgage interest expense, the Company incurs interest expense for a line of credit, construction loans, a financing liability, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the six months ended October 31, 2013 and 2012 these amounts were $1.0 million and $1.9 million, respectively, for a total interest expense for the six months ended October 31, 2013 and 2012 of $29.5 million and $31.5 million, a decrease of $2.0 million.
Interest Income and Other Income.  The Company recorded interest income in the six months ended October 31, 2013 and 2012 of approximately $773,000 and $106,000, respectively. The increase was primarily due to interest earned on a contract for deed. See the Proceeds from Financing Liability section of Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information. Other income consists of real estate tax appeal refunds and other miscellaneous income. The Company earned other income in the six months ended October 31, 2013 and 2012 of approximately $89,000 and $239,000, respectively.
Income from Discontinued Operations.  Income from discontinued operations was $6.1 million in the six months ended October 31, 2013, compared to $3.8 million in the same period of the prior fiscal year. The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the six months ended October 31, 2013, the Company sold nine commercial industrial properties, three commercial office properties and one commercial retail property. One commercial industrial property continued to be classified as held for sale at October 31, 2013. During the six months ended October 31, 2012, the Company sold four condominium units, two multi-family residential properties and a commercial retail property. Four condominium units and a multi-family residential property were classified as held for sale at October 31, 2012. The Company realized a gain on sale of discontinued operations of $6.6 million in the six months ended October 31, 2013, compared to a gain of $2.7 million on sale of discontinued operations in the same period of the prior fiscal year. Properties sold in the six months ended October 31, 2013 and 2012 are detailed below in the section captioned "Property Dispositions." See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net Income.  Net income available to common shareholders for the six months ended October 31, 2013 was $6.1 million, compared to $6.7 million in the same period of the prior fiscal year. On a per common share basis, net income was $.06 per common share in the six months ended October 31, 2013, compared to $.07 per common share in the same period of the prior fiscal year.
Physical Occupancy
Physical occupancy as of October 31, 2013 compared to October 31, 2012 increased in two of our five reportable segments (commercial office and commercial healthcare), decreasing in our multi-family residential and commercial retail segments, on a stabilized basis and an all-property basis. Physical occupancy as of October 31, 2013 compared to October 31, 2012 in our commercial industrial segment increased 3.5% on a stabilized basis but decreased 10.5% on an all-property basis. The decrease in occupancy in our commercial industrial segment on an all-property basis was due primarily to vacancy at our Stone Container Roseville property, approximately 211,000 square feet of which we are considering for redevelopment. Physical occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.
Physical Occupancy Levels on a Stabilized Property and All Property Basis:
	Stabilized Properties		All Properties
	As of October 31,		As of October 31,
Segments	2013	2012	2013	2012
Multi-Family Residential	94.6%	95.4%	93.8%	94.6%
Commercial Office	81.0%	78.9%	81.0%	78.9%
Commercial Healthcare	96.1%	95.1%	96.2%	95.1%
Commercial Industrial	83.3%	79.8%	72.4%	82.9%
Commercial Retail	85.9%	88.0%	85.9%	88.0%
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
The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for the three and six months ended October 31, 2013 and 2012.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
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

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012
All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three months ended October 31, 2013 and 2012.
	(in thousands, except percentages)
	Three Months Ended October 31
	2013	2012	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$59,721	$57,994	$1,727	3.0%
Non-stabilized(1)	6,469	4,264	2,205	51.7%
Total	$66,190	$62,258	$3,932	6.3%

Real estate expenses
Stabilized	$24,030	$22,779	$1,251	5.5%
Non-stabilized(1)	2,485	1,270	1,215	95.7%
Total	$26,515	$24,049	$2,466	10.3%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized(1)	0	2,263	(2,263)	(100.0%)
Total	$0	$2,263	$(2,263)	(100.0%)

Net operating income
Stabilized	$35,691	$35,215	$476	1.4%
Non-stabilized(1)	3,984	5,257	(1,273)	(24.2%)
Total	$39,675	$40,472	$(797)	(2.0%)
Depreciation/amortization	(17,257)	(15,758)
Administrative, advisory and trustee services	(2,527)	(2,061)
Other expenses	(678)	(513)
Interest expense	(14,848)	(15,727)
Interest and other income	652	203
Income from continuing operations	5,017	6,616
Income from discontinued operations(2)	5,280	3,394
Net income	$10,297	$10,010

(1)	Non-stabilized properties consist of the following properties (re-development and in-service development properties are listed in bold type):
FY2014 -	Multi-Family Residential -
Alps Park, Rapid City, SD; Chateau I, Minot, ND; Colonial Villa, Burnsville, MN; Colony, Lincoln, NE; Cypress Court, St. Cloud, MN; First Avenue, Minot, ND; Lakeside Village, Lincoln, NE; Landing at Southgate, Minot, ND; Pinecone Villas, Sartell, MN; Ponds at Heritage Place, Sartell, MN; Quarry Ridge II, Rochester, MN; River Ridge, Bismarck, ND; Southpoint, Grand Forks, ND; Villa West, Topeka, KS; Whispering Ridge, Omaha, NE and Williston Garden, Williston, ND.
Total number of units, 2,163.

	Commercial Healthcare -	Jamestown Medical Office Building, Jamestown, ND and Legends at Heritage Place, Sartell, MN. Total rentable square footage, 143,396.
	Commercial Industrial -	Minot IPS, Minot, ND and Stone Container, Roseville, MN. Total rentable square footage, 256,770.
	Commercial Retail -	Arrowhead First International Bank, Minot, ND. Total rentable square footage, 3,702.

FY2013 -	Multi-Family Residential -
Chateau I, Minot, ND; Colonial Villa, Burnsville, MN; Colony, Lincoln, NE; Lakeside Village, Lincoln, NE; Ponds at Heritage, Sartell, MN; Quarry Ridge II, Rochester, MN; Villa West, Topeka, KS and Williston Garden, Williston, ND.
Total number of units, 1,384.

	Commercial Industrial -	Stone Container, Roseville, MN. Total rentable square footage, 229,072.

(2)	Discontinued operations include gain on disposals and income from operations for:

2014 Dispositions and Properties Held for Sale – API Building, Bloomington Business Plaza, Bodycote Industrial Building, Brooklyn Park 7401 Boone Ave, Cedar Lake Business Center, Clive 2075 NW 94th Street, Dixon Avenue Industrial Park, Eagan Community, Fargo 1320 45th Street N, Lighthouse, Metal Improvement Company, Nicollet VII, Pillsbury Business Center and Roseville 2929 Long Lake Road.

2013 Dispositions – Candlelight, Georgetown Square Condominiums, Kentwood Thomasville Furniture, Prairiewood Meadows, Stevens Point and Terrace on the Green.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $568,000 in the three months ended October 31, 2013 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided the ability to raise rents, and accordingly a $535,000 increase was realized due to rental rate increases. Other fee revenue items combined increased by $33,000.
Real estate expenses at stabilized properties increased by $1.1 million in the three months ended October 31, 2013 compared to the same period in the prior fiscal year. The primary factors were increased maintenance expense of $565,000, increased property management expenses of $293,000 and increased insurance expenses of $231,000. The increase in maintenance expense was primarily due to more general maintenance items being completed during the quarter across the entire portfolio. The increase in property management expense was attributable to increased labor and benefit costs of property management employees while the increase in insurance expense was due to the increase in deductibles paid due to insurance claims losses. Utility expenses, real estate taxes and other property expenses increased by a combined $59,000.

	(in thousands, except percentages)
	Three Months Ended October 31,
	2013	2012	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$19,688	$19,120	$568	3.0%
Non-stabilized	5,964	3,985	1,979	49.7%
Total	$25,652	$23,105	$2,547	11.0%

Real estate expenses
Stabilized	$8,963	$7,815	$1,148	14.7%
Non-stabilized	2,312	1,194	1,118	93.6%
Total	$11,275	$9,009	$2,266	25.2%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized	0	2,263	(2,263)	(100.0%)
Total	$0	$2,263	$(2,263)	(100.0%)

Net operating income
Stabilized	$10,725	$11,305	$(580)	(5.1%)
Non-stabilized	3,652	5,054	(1,402)	(27.7%)
Total	$14,377	$16,359	$(1,982)	(12.1%)

Occupancy	2013	2012
Stabilized	94.6%	95.4%
Non-stabilized	90.4%	89.8%
Total	93.8%	94.6%

Number of Units	2013	2012
Stabilized	8,542	8,550
Non-stabilized	2,163	1,384
Total	10,705	9,934

Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by $552,000 in the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013. The increase in revenue was due primarily to an increase in real estate rental revenue of $383,000 which was the result of increased tenant occupancy.  Tenant reimbursements increased by $169,000 as the result of increased tenant occupancy and an increase in recoverable operating expenses.
Real estate expenses at stabilized properties increased by $329,000 in the second quarter of fiscal year 2014 compared to the second quarter of fiscal 2013. The primary factors were an increase in utility expenses of $251,000 and an increase in real estate tax expenses of $188,000. The increase in utility expenses was primarily due to higher electricity costs and was spread throughout the entire portfolio.  Maintenance, insurance, property management and other property expenses combined decreased by $110,000.
	(in thousands, except percentages)
	Three Months Ended October 31,
	2013	2012	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$19,367	$18,815	$552	2.9%
Non-stabilized	0	0	0	0.0%
Total	$19,367	$18,815	$552	2.9%

Real estate expenses
Stabilized	$9,525	$9,196	$329	3.6%
Non-stabilized	0	0	0	0.0%
Total	$9,525	$9,196	$329	3.6%

Net operating income
Stabilized	$9,842	$9,619	$223	2.3%
Non-stabilized	0	0	0	0.0%
Total	$9,842	$9,619	$223	2.3%

Occupancy	2013	2012
Stabilized	81.0%	78.9%
Non-stabilized	n/a	n/a
Total	81.0%	78.9%

Rentable Square Footage	2013	2012
Stabilized	4,828,111	4,828,285
Non-stabilized	0	0
Total	4,828,111	4,828,285

Commercial Healthcare
Real estate revenue from stabilized properties in our commercial healthcare segment increased by $473,000 in the three months ended October 31, 2013 compared to the same period in the prior fiscal year. The increase in revenue was primarily due to an increase in tenant reimbursements of $276,000, resulting from increased occupancy. Real estate rental revenue increased by $197,000.
Real estate expenses from stabilized properties decreased by $142,000 in the three months ended October 31, 2013 compared to the same period in the prior fiscal year. The decrease in expenses was caused by a decrease in property management expenses of $191,000 which was primarily due to a decrease in property management fees.  This decrease in property management fees was the result of six properties that were previously managed by a third party fee manager being converted to internal property management by IRET effective March 1, 2013.  Other real estate expenses combined increased by $48,000.
	(in thousands, except percentages)
	Three Months Ended October 31,
	2013	2012	$ Change	% Change
Commercial Healthcare

Real estate revenue
Stabilized	$15,735	$15,262	$473	3.1%
Non-stabilized	290	0	290	n/a
Total	$16,025	$15,262	$763	5.0%

Real estate expenses
Stabilized	$4,038	$4,180	$(142)	(3.4%)
Non-stabilized	91	0	91	n/a
Total	$4,129	$4,180	$(51)	(1.2%)

Net operating income
Stabilized	$11,697	$11,082	$615	5.6%
Non-stabilized	199	0	199	n/a
Total	$11,896	$11,082	$814	7.3%

Occupancy	2013	2012
Stabilized	96.1%	95.1%
Non-stabilized	97.4%	n/a
Total	96.2%	95.1%

Rentable Square Footage	2013	2012
Stabilized	2,910,800	2,879,738
Non-stabilized	143,396	0
Total	3,054,196	2,879,738

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by $125,000 in the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013. The increase was primarily due to an increase in real estate rental revenue of $82,000 which was the result of an increase in tenant occupancy.  Tenant reimbursements increased by $43,000 due to increased recoverable operating expenses.
Real estate expenses from stabilized properties increased by $89,000 in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. The increase was primarily due to an increase in real estate taxes and insurance expense combined of $67,000.  Other real estate expenses combined increased by $22,000.
	(in thousands, except percentages)
	Three Months Ended October 31,
	2013	2012	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$1,562	$1,437	$125	8.7%
Non-stabilized	181	279	(98)	(35.1%)
Total	$1,743	$1,716	$27	1.6%

Real estate expenses
Stabilized	$468	$379	$89	23.5%
Non-stabilized	80	76	4	5.3%
Total	$548	$455	$93	20.4%

Net operating income
Stabilized	$1,094	$1,058	$36	3.4%
Non-stabilized	101	203	(102)	(50.2%)
Total	$1,195	$1,261	$(66)	(5.2%)

Occupancy	2013	2012
Stabilized	83.3%	79.8%
Non-stabilized	17.7%	100.0%
Total	72.4%	82.9%

Rentable Square Footage	2013	2012
Stabilized	1,284,932	1,294,407
Non-stabilized	256,770	229,072
Total	1,541,702	1,523,479

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by $9,000 in the three months ended October 31, 2013 compared to the same period in the prior fiscal year.  The slight increase in revenue was due to increased tenant reimbursements.
Real estate expenses from stabilized properties decreased by $173,000 in the three months ended October 31, 2013 compared to the same period in the prior fiscal year.  The primary factor was a decrease in other property expenses of $154,000. The decrease in other property expenses was due to a decrease in the allowance for doubtful accounts provision.  Other real estate expenses combined decreased by $19,000.
	(in thousands, except percentages)
	Three Months Ended October 31,
	2013	2012	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$3,369	$3,360	$9	0.3%
Non-stabilized	34	0	34	n/a
Total	$3,403	$3,360	$43	1.3%

Real estate expenses
Stabilized	$1,036	$1,209	$(173)	(14.3%)
Non-stabilized	2	0	2	n/a
Total	$1,038	$1,209	$(171)	(14.1%)

Net operating income
Stabilized	$2,333	$2,151	$182	8.5%
Non-stabilized	32	0	32	n/a
Total	$2,365	$2,151	$214	9.9%

Occupancy	2013	2012
Stabilized	85.9%	88.0%
Non-stabilized	100.0%	n/a
Total	85.9%	88.0%

Rentable Square Footage	2013	2012
Stabilized	1,323,645	1,323,485
Non-stabilized	3,702	0
Total	1,327,347	1,323,485

Six Months Ended October 31, 2013 Compared to Six Months Ended October 31, 2012
All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the six months ended October 31, 2013 and 2012.
	(in thousands, except percentages)
	Six Months Ended October 31
	2013	2012	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$118,954	$114,534	$4,420	3.9%
Non-stabilized(1)	12,743	7,069	5,674	80.3%
Total	$131,697	$121,603	$10,094	8.3%

Real estate expenses
Stabilized	$48,782	$45,818	$2,964	6.5%
Non-stabilized(1)	4,557	2,296	2,261	98.5%
Total	$53,339	$48,114	$5,225	10.9%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized(1)	966	2,263	(1,297)	(57.3%)
Total	$966	$2,263	$(1,297)	(57.3%)

Net operating income
Stabilized	$70,172	$68,716	$1,456	2.1%
Non-stabilized(1)	9,152	7,036	2,116	30.1%
Total	$79,324	$75,752	$3,572	4.7%
Depreciation/amortization	(36,352)	(31,201)
Administrative, advisory and trustee services	(5,280)	(4,157)
Other expenses	(1,357)	(1,032)
Impairment of real estate investments	(265)	0
Interest expense	(29,500)	(31,544)
Interest and other income	862	345
Income from continuing operations	7,432	8,163
Income (loss) from discontinued operations(2)	6,081	3,843
Net income	$13,513	$12,006
(1)	See list of non-stabilized properties on page 36 of the MD&A.
(2)	See list of discontinued operations on page 36 of the MD&A.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $1.2 million in the six months ended October 31, 2013 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided the ability to raise rents, and accordingly a $1.2 million increase was realized due to rental rate increases. Other fee revenue items combined decreased by $19,000.
Real estate expenses at stabilized properties increased by $1.9 million in the six months ended October 31, 2013 compared to the same period in the prior fiscal year. The primary factors were increased maintenance expenses of $635,000; increased property management expenses of $486,000; increased insurance expenses of $417,000 and increased utility expenses of $326,000. The increase in maintenance expense was primarily due to more general maintenance items being completed during the period across the entire portfolio. The increase in property management expense was attributable to increased labor and benefit costs of property management employees. The increase in insurance expense was due to the increase in deductibles paid due to insurance claims losses while the increase in utilities expense was primarily due to higher natural gas and electricity costs and was spread throughout the entire portfolio. Real estate taxes and other property expenses decreased by a combined $7,000.

	(in thousands, except percentages)
	Six Months Ended October 31,
	2013	2012	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$39,016	$37,800	$1,216	3.2%
Non-stabilized	11,218	6,514	4,704	72.2%
Total	$50,234	$44,314	$5,920	13.4%

Real estate expenses
Stabilized	$18,004	$16,147	$1,857	11.5%
Non-stabilized	4,230	2,154	2,076	96.4%
Total	$22,234	$18,301	$3,933	21.5%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized	966	2,263	(1,297)	(57.3%)
Total	$966	$2,263	$(1,297)	(57.3%)

Net operating income
Stabilized	$21,012	$21,653	$(641)	(3.0%)
Non-stabilized	7,954	6,623	1,331	20.1%
Total	$28,966	$28,276	$690	2.4%

Occupancy	2013	2012
Stabilized	94.6%	95.4%
Non-stabilized	90.4%	89.8%
Total	93.8%	94.6%

Number of Units	2013	2012
Stabilized	8,542	8,550
Non-stabilized	2,163	1,384
Total	10,705	9,934

Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by $1.5 million in the six months ended October 31, 2013 compared to the same period in the prior fiscal year. The increase in revenue was due to increased tenant reimbursements of $923,000, resulting from increased recoverable operating expenses, and an increase of $589,000 in real estate rental revenue due to increased occupancy.
Real estate expenses at stabilized properties increased by $957,000 in the first six months ended October 31, 2013 when compared to the same period of the prior fiscal year.  The primary factors were an increase in utility expenses of $362,000; an increase in maintenance expenses of $327,000 and an increase in real estate tax expenses of $327,000. The increase in utility expenses was primarily due to higher electricity costs and was spread throughout the entire portfolio while the increased maintenance expenses were the result of more general maintenance items being completed during the period.  Insurance, property management and other property expenses combined decreased by $59,000.
	(in thousands, except percentages)
	Six Months Ended October 31,
	2013	2012	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$38,681	$37,169	$1,512	4.1%
Non-stabilized	0	0	0	0.0%
Total	$38,681	$37,169	$1,512	4.1%

Real estate expenses
Stabilized	$19,278	$18,321	$957	5.2%
Non-stabilized	0	0	0	0.0%
Total	$19,278	$18,321	$957	5.2%

Net operating income
Stabilized	$19,403	$18,848	$555	2.9%
Non-stabilized	0	0	0	0.0%
Total	$19,403	$18,848	$555	2.9%

Occupancy	2013	2012
Stabilized	81.0%	78.9%
Non-stabilized	n/a	n/a
Total	81.0%	78.9%

Rentable Square Footage	2013	2012
Stabilized	4,828,111	4,828,285
Non-stabilized	0	0
Total	4,828,111	4,828,285

Commercial Healthcare
Real estate revenue from stabilized properties in our commercial healthcare segment increased by $1.2 million in the six months ended October 31, 2013 compared to the same period in the prior fiscal year. The increase in revenue was primarily due to an increase in tenant reimbursements of $812,000, resulting from increased occupancy. Real estate rental revenue increased by $354,000.
Real estate expenses from stabilized properties decreased by $11,000 in the six months ended October 31, 2013 compared to the same period in the prior fiscal year. The decrease in expenses was caused by a decrease in property management expenses of $281,000 and a combined decrease of $41,000 in maintenance, insurance and other property expenses; offset by an increase in utility expenses of $160,000 and an increase in real estate taxes of $151,000.  The decrease in property management expenses was  primarily due to a decrease in property management fees, which was the result of six properties that were previously managed by a third party fee manager being converted to internal property management by IRET effective March 1, 2013. The increase in utilities expense was primarily due to higher electricity costs and was spread throughout the entire portfolio.
	(in thousands, except percentages)
	Six Months Ended October 31,
	2013	2012	$ Change	% Change
Commercial Healthcare

Real estate revenue
Stabilized	$31,500	$30,334	$1,166	3.8%
Non-stabilized	598	0	598	n/a
Total	$32,098	$30,334	$1,764	5.8%

Real estate expenses
Stabilized	$8,248	$8,259	$(11)	(0.1%)
Non-stabilized	164	0	164	n/a
Total	$8,412	$8,259	$153	1.9%

Net operating income
Stabilized	$23,252	$22,075	$1,177	5.3%
Non-stabilized	434	0	434	n/a
Total	$23,686	$22,075	$1,611	7.3%

Occupancy	2013	2012
Stabilized	96.1%	95.1%
Non-stabilized	97.4%	n/a
Total	96.2%	95.1%

Rentable Square Footage	2013	2012
Stabilized	2,910,800	2,879,738
Non-stabilized	143,396	0
Total	3,054,196	2,879,738

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by $351,000 in the six months ended October 31, 2013 when compared to the same period in the prior fiscal year. The increase was primarily due to an increase in real estate rental revenue of $245,000 which was the result of an increase in occupancy. Tenant reimbursements increased by $106,000 due to increased recoverable operating expenses and an increase in occupancy.
Real estate expenses from stabilized properties increased by $89,000 in the six months ended October 31, 2013 when compared to the same period in the prior fiscal year.  The increase was primarily due to an increase in real estate taxes and insurance expense combined of $84,000.  Other real estate expenses combined increased by $5,000.
	(in thousands, except percentages)
	Six Months Ended October 31,
	2013	2012	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$3,096	$2,745	$351	12.8%
Non-stabilized	857	555	302	54.4%
Total	$3,953	$3,300	$653	19.8%

Real estate expenses
Stabilized	$891	$802	$89	11.1%
Non-stabilized	161	142	19	13.4%
Total	$1,052	$944	$108	11.4%

Net operating income
Stabilized	$2,205	$1,943	$262	13.5%
Non-stabilized	696	413	283	68.5%
Total	$2,901	$2,356	$545	23.1%

Occupancy	2013	2012
Stabilized	83.3%	79.8%
Non-stabilized	17.7%	100.0%
Total	72.4%	82.9%

Rentable Square Footage	2013	2012
Stabilized	1,284,932	1,294,407
Non-stabilized	256,770	229,072
Total	1,541,702	1,523,479

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by $175,000 in the six months ended October 31, 2013 compared to the same period in the prior fiscal year.  The primary factor was an increase in tenant reimbursements of $116,000 with the remaining increase of $59,000 being attributable to increased rental revenue. The increased tenant reimbursements resulted from an increase in recoverable operating expenses.
Real estate expenses from stabilized properties increased by $72,000 in the six months ended October 31, 2013 compared to the same period in the prior fiscal year.  The primary factors were an increase in other property expenses of $81,000 and an increase in real estate tax and insurance expenses combined of $87,000; offset by a decrease in other property expenses of $63,000 and a decrease in maintenance and utilities expenses combined of $33,000. The increase in property management expenses was primarily due to space planning costs at our Forest Lake Westlake property which were incurred to renovate a large single tenant space into more desirable multi-tenant spaces.  The decrease in other property expenses was due to a decrease in the allowance for doubtful accounts provision.
	(in thousands, except percentages)
	Six Months Ended October 31,
	2013	2012	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$6,661	$6,486	$175	2.7%
Non-stabilized	70	0	70	n/a
Total	$6,731	$6,486	$245	3.8%

Real estate expenses
Stabilized	$2,361	$2,289	$72	3.1%
Non-stabilized	2	0	2	0.0%
Total	$2,363	$2,289	$74	3.2%

Net operating income
Stabilized	$4,300	$4,197	$103	2.5%
Non-stabilized	68	0	68	n/a
Total	$4,368	$4,197	$171	4.1%

Occupancy	2013	2012
Stabilized	85.9%	88.0%
Non-stabilized	100.0%	n/a
Total	85.9%	88.0%

Rentable Square Footage	2013	2012
Stabilized	1,323,645	1,323,485
Non-stabilized	3,702	0
Total	1,327,347	1,323,485

Analysis of Commercial Segments' Credit Risk and Leases
Credit Risk
The following table lists our top ten commercial tenants on October 31, 2013, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of October 1, 2013.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 13.8% of our total commercial segments' minimum rents as of October 1, 2013, and they accounted for approximately 7.7% of our total real estate rentals as of October 1, 2013.
As of October 31, 2013, 60 of our 169 commercial properties, including all 20 of our Edgewood Vista properties, all seven of our Idaho Spring Creek senior housing properties, and all five of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.
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
Lessee	% of Total Commercial Segments' Minimum Rents as of October 1, 2013
Affiliates of Edgewood Vista	13.8%
St. Luke's Hospital of Duluth, Inc.	3.6%
Fairview Health Services	3.6%
Applied Underwriters	2.4%
HealthEast Care System	1.7%
Affiliates of Siemens USA (NYSE: SI)	1.3%
Nebraska Orthopaedic Hospital	1.3%
Arcadis Corporate Services, Inc.	1.3%
Microsoft (NASDAQ: MSFT)	1.3%
State of Idaho Department of Health and Welfare	1.2%
All Others	68.5%
Total Monthly Commercial Rent as of October 1, 2013	100.0%

Commercial Leasing Activity
During fiscal year 2014, we have executed new and renewal commercial leases for our stabilized rental properties on 378,163 square feet for the three months ended October 31, 2013 and 974,370 square feet for the six months ended October 31, 2013.  As a result of our leasing efforts, occupancy in our stabilized commercial portfolio increased to 86.1% as of October 31, 2013, up from 84.7% as of October 31, 2012.
The total leasing activity for our stabilized commercial rental properties, expressed in square feet of leases signed during the period, and the resulting physical occupancy levels are as follows:
Three Months Ended October 31, 2013
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1) (2)		Total Square Feet of Leases Executed(1)		Physical Occupancy

Segments	2013	2012	2013	2012	2013	2012	2013	2012
Office	86,863	75,225	84,829	30,798	171,692	106,023	81.0%	78.9%
Healthcare	9,590	3,725	3,734	9,988	13,324	13,713	96.1%	95.1%
Industrial	120,363	0	29,754	0	150,117	0	83.3%	79.8%
Retail	5,902	30,207	37,128	37,110	43,030	67,317	85.9%	88.0%
Total	222,718	109,157	155,445	77,896	378,163	187,053	86.1%	84.7%
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Results include properties classified in discontinued operations; prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations in the current period.

(2)	Leases renewed include the retained occupancy of tenants on a month-to-month basis past their original lease expiration date.
Six Months Ended October 31, 2013
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1) (2)		Total Square Feet of Leases Executed(1)		Physical Occupancy

Segments	2013	2012	2013	2012	2013	2012	2013	2012
Office	213,855	109,865	142,374	94,977	356,229	204,842	81.0%	78.9%
Healthcare	31,093	10,226	17,262	11,456	48,355	21,682	96.1%	95.1%
Industrial	170,403	0	251,831	9,702	422,234	9,702	83.3%	79.8%
Retail	97,859	39,277	49,693	39,530	147,552	78,807	85.9%	88.0%
Total	513,210	159,368	461,160	155,665	974,370	315,033	86.1%	84.7%
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Results include properties classified in discontinued operations; prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations in the current period.

(2)	Leases renewed include the retained occupancy of tenants on a month-to-month basis past their original lease expiration date.

New Leases
The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our stabilized commercial rental properties:
Three Months Ended October 31, 2013
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	86,863	75,225	3.9	4.9	$16.38	$12.12	$14.77	$5.82	$5.17	$2.50
Healthcare	9,590	3,725	4.6	7.8	20.28	21.65	50.48	17.60	10.12	6.08
Industrial	120,363	0	2.1	0	3.59	0	0.25	0	0.82	0
Retail	5,902	30,207	7.3	2.5	14.03	5.43	16.87	1.41	3.47	0.31
Total	222,718	109,157	4.3	4.8	$9.57	$10.60	$8.51	$5.00	$2.99	$2.01
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Results include properties classified in discontinued operations; prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.

(2)
Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Six Months Ended October 31, 2013
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	213,855	109,865	4.6	4.4	$14.38	$13.25	$15.01	$8.43	$4.67	$3.34
Healthcare	31,093	10,226	5.3	7.2	21.43	22.60	49.94	42.88	6.79	5.58
Industrial	170,403	0	3.2	0	3.74	0	0.18	0	0.68	0
Retail	97,859	39,277	5.4	3.1	4.25	7.04	1.55	1.16	4.15	0.45
Total	513,210	159,368	4.7	4.6	$9.34	$12.32	$9.63	$8.85	$3.37	$2.77
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Results include properties classified in discontinued operations; prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.

(2)
Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments. The decrease in the average effective rental rates of new leases executed in the six months ended October 31, 2013 in our commercial retail segment when compared to new leases executed for the same period in the prior year is due to the signing of a new anchor tenant lease at our Jamestown Buffalo Mall property. In June of 2013, we executed a ten year lease with an effective date of August 1, 2013 for 84,338 square feet with a new anchor tenant at an average effective rent of $2.75 per square foot. This space was vacated by the former anchor tenant, which was paying $1.70 per square foot at the time their lease expired on May 31, 2013. Absent this transaction, the average effective rental rate for leases executed in our commercial retail segment in the six months ended October 31, 2013 would have been $13.59 per square foot. The decrease in the average effective rental rate of new leases executed in the total commercial portfolio for the six months ended October 31, 2013 when compared to the same period in the prior year is due primarily to the lease transaction mentioned above and the fact that there were no new commercial industrial leases executed in the six months ended October 31, 2012.

Lease Renewals
The following table summarizes our lease renewal activity within our stabilized commercial segments (square feet data in thousands):
Three Months Ended October 31, 2013
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	84,829	30,798	17.7%	81.0%	4.3	5.3	(5.0%)	(3.5%)	$6.52	$15.28	$5.70	$6.84
Healthcare	3,734	9,988	100.0%	100.0%	3.0	5.3	11.4%	9.3%	0	9.92	0	2.48
Industrial	29,754	0	100.0%	0%	3.0	0	16.1%	0	2.71	0	1.78	0
Retail	37,128	37,110	88.1%	100.0%	3.0	3.0	11.2%	1.3%	0.40	0	0.06	0.05
Total	155,445	77,896	38.9%	86.8%	3.6	4.9	0.2%	0.0%	$4.17	$7.31	$3.47	$3.05
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Results include properties classified in discontinued operations; prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period.

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

Six Months Ended October 31, 2013
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Office	142,374	94.977	59.1%	88.5%	3.9	3.9	(3.1%)	(0.3%)	$4.78	$6.23	$4.12	$3.13
Healthcare	17,262	11,456	100.0%	77.8%	6.0	5.3	8.2%	9.7%	20.19	11.85	2.21	2.48
Industrial	251,831	9,702	52.7%	100.0%	3.2	3.3	(6.1%)	0	0.32	0.52	0.48	0.52
Retail	49,693	39,530	29.9%	81.3%	3.5	3.4	8.3%	0.1%	0.30	0	0.05	0.12
Total	461,160	155,665	53.1%	85.2%	3.8	4.1	2.3%	0.7%	$2.44	$4.71	$1.62	$2.16
(1)
The leasing activity presented is based on leases signed or executed for our stabilized rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Results include properties classified in discontinued operations; prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period

(2)
Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. Expiring leases where the tenant retained occupancy on a month-to-month basis past the lease expiration date were considered to have been renewed.

(3)
Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Our ability to re-lease expiring space is generally dependent on the current market and economic conditions of the regions in which our properties are located. The decrease in the percentage of expiring leases renewed in the three months ended October 31, 2013 in our commercial office segment when compared to the percentage of expiring leases renewed for the same period in the prior year was due to the lease expirations of two tenants that together accounted for 87,471 square feet of the 148,799 square feet, or 59%, of expiring leases in the quarter.  One of these lease expirations was for a 49,570 square foot space at our Wells Fargo property, for which a new lease was executed with the existing subtenant prior to the original tenant's lease expiring.  This lease transaction was executed in the first quarter of fiscal year 2014 and was reported as a new lease transaction in that quarter.
The decrease in the percentage of expiring leases renewed in the six months ended October 31, 2013 in our commercial retail segment when compared to the percentage of expiring leases renewed for the same period in the prior year was due to the lease expiration of an anchor tenant at our Jamestown Buffalo Mall property, which occupied 84,338 square feet. Although this lease expired on May 31, 2013, we were able to execute a lease with a new tenant for the entire 84,338 square feet with an effective date of August 1, 2013 that resulted in an increase in effective rent of 61.8% when compared to the rent paid by the prior tenant.

Not taking into account the previously mentioned vacated space, the percent of expiring leases renewed for our retail segment for the six months ended October 31, 2013 would have been 78.2%.
Lease Expirations
Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated commercial segments properties, including square footage and annualized base rent for expiring leases, as of October 31, 2013.
Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2014(1)	121	810,334	9.0%	$9,605,040	7.7%
2015	128	889,075	9.8%	12,710,586	10.2%
2016	116	1,252,881	13.8%	16,951,657	13.7%
2017	104	1,189,099	13.2%	18,942,588	15.3%
2018	79	670,615	7.4%	11,643,066	9.4%
2019	65	1,089,140	12.0%	14,699,565	11.9%
2020	20	448,768	5.0%	4,780,636	3.9%
2021	27	285,701	3.2%	4,481,569	3.6%
2022	41	1,313,347	14.5%	16,101,879	13.0%
2023	12	471,436	5.2%	2,093,077	1.7%
Thereafter	48	627,020	6.9%	11,960,984	9.6%
Totals	761	9,047,416	100.0%	$123,970,647	100.0%
(1)	Includes month-to-month leases. As of October 31, 2013 month-to-month leases accounted for 214,757 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of October 1, 2013, multiplied by 12.
(3)
Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 98,174 square feet of income producing real estate operated within a Taxable REIT Subsidiary.

Information on current market rents can be difficult to obtain, is highly subjective, and is often not directly comparable between properties. Accordingly, we believe the average effective rent realized on new leases and the increase or decrease in effective rent of lease renewals, as previously defined, are the most objective and meaningful performance measurements of our commercial leasing activity.
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the second quarter of fiscal year 2014, the Company closed on its acquisitions of:
•
a 24-unit multi-family residential property and a 98,174-square foot senior housing property (with an associated parcel of unimproved land) in Sartell, Minnesota, on approximately 21.6 acres of land, for a purchase price of $15.2 million, paid in cash;

•
a 96-unit multi-family residential property in Grand Forks, North Dakota, on approximately 6.0 acres of land, for a purchase price of $10.6 million, of which $10.4 million was paid in cash and the remainder in limited partnership units of the Operating Partnership valued at $200,000;

•
an approximately 58.6% interest in a joint venture entity currently constructing the RED 20 project in Minneapolis, Minnesota, a 130-unit multi-family residential property with approximately 10,000 square feet of commercial space; and

•	an approximately 9.2 acre parcel of vacant land in Jamestown, North Dakota, acquired for possible future development for a purchase price of approximately $700,000, paid in cash.
During the second quarter of fiscal year 2014, the Company sold three commercial office properties and five commercial industrial properties for a total sales price of $47.4 million. During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property for a total sales price of $21.8 million. See Note 8 of Notes to Condensed Consolidated Financial Statements in this report for a table detailing the Company's acquisitions and dispositions during the six month periods ended October 31, 2013 and 2012.

Development and Re-Development Projects
The following tables provide additional detail, as of October 31, 2013, on the Company's in-service (completed) development and re-development projects and development and re-development projects in progress. All of these projects are excluded from the stabilized pool. The Company measures initial yield on its development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects listed below range from an estimated approximate 7% to an estimated approximate 13% initial yield. In the Company's energy-impacted markets in western and central North Dakota, actual initial yields upon project completion had in fiscal year 2013 trended higher than the estimated initial yields forecast at the project underwriting stage, due to heightened tenant demand, low vacancy and rent growth in this region. However, the Company currently expects that elevated construction costs in these markets, combined with increased development activity in the region, may make it less likely that actual initial yields upon project completion for the Company's development projects in progress in these markets will materially exceed the estimated initial yields forecast at the project underwriting stage. The Company expects these trends of elevated construction costs and increased competition from other developers to eventually move yields on its development projects in the region to more modest levels similar to returns being achieved in other parts of the United States.
Project Completed in the Six Months Ended October 31, 2013
				(in thousands)
Project Name and Location	Segment	Total Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of October 31, 2013(1)	Cost per Square Foot or Unit(1)	Construction Completion Date	Anticipated Date of Stabilization
Landing at Southgate - Minot, ND(2)	Multi-Family Residential	108 units	77.8%	$15,792	$15,139	$146,222	2nd Quarter Fiscal 2014	1st Quarter Fiscal 2016
(1)	Excludes tenant improvements and leasing commissions.
(2)	The project is owned by a joint venture in which the Company has a 51% interest.
Projects in Progress at October 31, 2013
				(in thousands)		Anticipated Construction Completion
Project Name and Location	Planned Segment	Total Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of October 31, 2013	Quarter	Fiscal Year
River Ridge - Bismarck, ND(1)	Multi-Family Residential	146 units	85.9%	$25,900	$23,507	3	2014
Cypress Court - St. Cloud, MN(2)	Multi-Family Residential	132 units	81.5%	14,300	13,506	3	2014
Chateau II - Minot, ND(3)	Multi-Family Residential	72 units	0%	14,700	6,461	1	2015
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	0%	10,700	3,796	1	2015
Commons at Southgate - Minot, ND(4)	Multi-Family Residential	233 units	0%	36,400	17,170	2	2015
Renaissance Heights I - Williston, ND(5)	Multi-Family Residential	288 units	0%	62,400	26,859	2	2015
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	0%	34,400	5,922	2	2015
RED 20 - Minneapolis, MN(6)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	0%	29,500	5,917	2	2015
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	0%	40,000	4,550	4	2015
Other		n/a	n/a	n/a	154	n/a
				$268,300	$107,842
(1)	Costs as of October 31, 2013 include $10.6 million for phase 1 of the project, which was placed in service during the three months ended October 31, 2013.
(2)
The Company is an approximately 79% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity. Costs as of October 31, 2013 include $7.2 million for phase 1 of the project, which was placed in service during the three months ended October 31, 2013.

(3)	On December 5, 2013, this development project was destroyed by fire. No decisions have been made at this time concerning the rebuilding of this development project.
(4)	The Company is a 51% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(5)	The Company is a 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(6)   The Company is an approximately 59% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity

FUNDS FROM OPERATIONS
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
FFO applicable to common shares and Units for the three months ended October 31, 2013 decreased to $20.0 million compared to $20.7 million for the comparable period ended October 31, 2012, a decrease of 3.4%. FFO applicable to common shares and Units for the six months ended October 31, 2013 increased by 3.6% to $39.6 million, compared to $38.3 million for the six months ended October 31, 2012.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS
Three Months Ended October 31,	(in thousands, except per share amounts)
	2013			2012
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$8,787			$8,512
Less dividends to preferred shareholders	(2,878)			(2,878)
Net income available to common shareholders	5,909	104,861	$0.06	5,634	92,475	$0.06
Adjustments:
Noncontrolling interest – Operating Partnership	1,226	21,852		1,290	21,215
Depreciation and amortization(1)	17,490			16,520
Impairment of real estate investments	57			0
Gain on depreciable property sales	(4,698)			(2,753)
Funds from operations applicable to common shares and Units	$19,984	126,713	$0.16	$20,691	113,690	$0.18

Six Months Ended October 31,	(in thousands, except per share amounts)
	2013			2012
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$11,865			$10,191
Less dividends to preferred shareholders	(5,757)			(3,471)
Net income available to common shareholders	6,108	103,606	$0.06	6,720	91,495	$0.07
Adjustments:
Noncontrolling interest – Operating Partnership	1,276	21,834		1,541	20,963
Depreciation and amortization(4)	37,045			32,707
Impairment of real estate investments	1,860			0
Gain on depreciable property sales	(6,641)			(2,680)
Funds from operations applicable to common shares and Units	$39,648	125,440	$0.32	$38,288	112,458	$0.34
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $17,257 and $15,758, and depreciation/amortization from Discontinued Operations of $257 and $798, less corporate-related depreciation and amortization on office equipment and other assets of $24 and $36, for the three months ended October 31, 2013 and 2012, respectively.
(2)	UPREIT Units of the Operating Partnership are exchangeable for cash, or, at the Company's discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $36,352 and $31,201, and depreciation/amortization from Discontinued Operations of $748 and $1,641, less corporate-related depreciation and amortization on office equipment and other assets of $55 and $135 for the six months ended October 31, 2013 and 2012, respectively.
DISTRIBUTIONS
The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2014 and 2013:
Month	Fiscal Year 2014	Fiscal Year 2013
July	$.1300	$.1300
October	.1300	.1300

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
The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of October 31, 2013, the Company had one multi-bank line of credit with a total commitment capacity of $60.0 million, secured by mortgages on 23 Company properties. The loan agreement under which this line of credit was provided was amended and restated as of November 20, 2013, and the facility now has a total commitment capacity of $72.0 million, secured by mortgages on 14 Company properties. See Note 11 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information. Management considers the Company's ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to experience significant challenges including reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent the Company's ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.
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
SOURCES AND USES OF CASH
While the economy continues to recover and credit markets are stable, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our maturing debt, but we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and accordingly we are cautious regarding our ability in the remainder of fiscal year 2014 to rely on cash-out refinancing at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals such as the recent proposals in Congress to phase out or modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties.  As we have previously noted, we consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of October 31, 2013, approximately 17.8%, or $2.8 million, of our mortgage debt maturing in the third and fourth quarters of fiscal year 2014 is debt placed on multi-family residential assets, and approximately 82.2%, or $12.9 million, is debt placed on properties in our four commercial segments. Of this $15.7 million, $6.8 million will be paid off in the fourth quarter of fiscal year 2014, and we expect to refinance $8.9 million in the fourth quarter of fiscal year 2014. As of October 31, 2013, approximately 7.7%, or $2.8 million, of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 92.3%, or $33.7 million, is debt placed on properties in our four commercial segments.

The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of October 31, 2013, lending commitments of $60.0 million. As of October 31, 2013, the line of credit was secured by mortgages on 23 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2013 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company and Town & Country Credit Union. As of October 31, 2013, the line of credit had an interest rate of 5.15% and a minimum outstanding principal balance requirement of $10.0 million, and as of October 31, 2013, the Company had borrowed $10.0 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2013, the Company believes it was in compliance with the facility covenants. On November 20, 2013, this facility was amended and restated pursuant to an Amended and Restated Loan Agreement with First International, under which First International has agreed to provide a revolving credit facility with a commitment amount at the time of close of $72.0 million. See Note 11 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information on this line of credit renewal and restatement.
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2013, the Company's compensating balances totaled $8.5 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Commerce Bank, A Minnesota Banking Corporation, deposit of $250,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $600,000, and American National Bank, Omaha, Nebraska, deposit of $400,000.
Current anticipated total project costs for development projects in progress at October 31, 2013 total approximately $268.3 million (including costs incurred by project joint venture entities), of which approximately $107.8 million has been incurred as of October 31, 2013. As of October 31, 2013, the Company's Operating Partnership (or the project joint venture entities), had entered into construction loans totaling approximately $147.6 million for development projects in progress as of October 31, 2013. In addition to current planned expenditures for development projects in progress, as of October 31, 2013, the Company is committed to fund $10.1 million in tenant improvements, within approximately the next 12 months.
The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the three months ended October 31, 2013, approximately 22,000 Units, valued at issuance at $200,000 were issued in connection with the Company's acquisition of property. During the six months ended October 31, 2013, approximately 361,000 Units, valued at issuance at $3.5 million were issued in connection with the Company's acquisition of property. In the three months ended October 31, 2012, approximately 204,000 Units, valued at issuance at $1.7 million, were issued in connection with the Company's acquisition of property. During the six months ended October 31, 2012, 1.1 million Units, valued at issuance at $8.1 million were issued in connection with the Company's acquisition of property.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. There were no waivers issued during the three months ended October 31, 2013 and 2012. During the three months ended October 31, 2013 and 2012, 1.3 million and 1.3 million common shares with a total value of $10.3 million and $9.9 million, respectively, were issued under the DRIP plan. During the six months ended October 31, 2013 and 2012, 3.9 million and 3.2 million common shares with a total value of $33.0 million and $24.4 million, respectively, were issued under the DRIP plan.
Cash and cash equivalents on October 31, 2013 totaled $68.7 million, compared to $84.3 million on October 31, 2012, a decrease of approximately $15.5 million. Net cash provided by operating activities for the six months ended October 31, 2013 increased by $1.2 million, primarily due to an increase in net income and depreciation and amortization, compared to the six months ended October 31, 2012.  Net cash used by investing activities decreased by $33.9 million for the six months ended October 31, 2013 compared to the six months ended October 31, 2012, primarily due to an increase in proceeds from the sale of discontinued operations, net of an increase in payments for development and redevelopment of real estate assets. Net cash used by financing activities was $19.9 million for the six months ended October 31, 2013, compared to $84.9 million provided by financing activities in the comparable period of the prior fiscal year. This change was primarily due to proceeds from the underwritten Public Offering of Preferred Shares – Series B that occurred in the six months ended October 31, 2012.
FINANCIAL CONDITION
Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased by $28.0 million as of October 31, 2013, compared to April 30, 2013, due to principal payments and loans that were paid off. As of October 31, 2013, approximately 99.2% of the Company's $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of October 31, 2013, the weighted average rate of interest on the Company's mortgage debt was 5.50%, compared to 5.55% on April 30, 2013.
Property Owned. Property owned was $2.0 billion at October 31, 2013 and April 30, 2013. During the six months ended October 31, 2013, the Company acquired seven additional investment properties and disposed of thirteen properties, as described above in the "Property Acquisitions and Dispositions" subsection of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2013 were $68.7 million, compared to $94.1 million on April 30, 2013.
Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $642,000 and $639,000 on October 31, 2013 and on April 30, 2013, respectively.
Operating Partnership Units. Outstanding units in the Operating Partnership increased to 21.8 million Units at October 31, 2013 compared to 21.6 million Units outstanding at April 30, 2013. The increase resulted primarily from the issuance of Units in exchange for property, net of the conversion of Units to common shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2013 totaled 105.6 million, compared to 101.5 million outstanding on April 30, 2013. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of 3.9 million common shares issued during the six months ended October 31, 2013, for a total value of $33.0 million. Conversions of approximately 160,000 UPREIT Units to common shares, for a total of approximately $946,000 in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the six months ended October 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.
Variable interest rates. Because approximately 99.2% and 97.5% of our debt, as of October 31, 2013 and April 30, 2013, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing debt, and accordingly interest rate fluctuations during the second quarter of fiscal year 2014 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2013, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:
	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total	Fair Value
Fixed Rate	$27,015	$92,003	$92,473	$218,458	$64,666	$518,198	$1,012,813	$1,170,064
Average Fixed Interest Rate(1)	5.52%	5.35%	5.26%	4.78%	5.25%
Variable Rate	$2,892	$120	$123	$128	$132	$4,962	$8,357	$8,357
Average Variable Interest Rate(1)	3.72%	3.90%	3.30%	3.29%	3.29%
							$1,021,170	$1,178,421

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Fixed Rate	$27,953	$52,723	$47,003	$38,269	$30,580	$72,126	$268,654
Variable Rate	120	178	175	170	166	148	957
							$269,611
(1)	Interest rate given is for the entire year.
The weighted average interest rate on our fixed rate and variable rate debt as of October 31, 2013, was 5.50%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $8.4 million of variable rate indebtedness would increase our annual interest expense by approximately $84,000.
ITEM 4. CONTROLS AND PROCEDURES
IRET's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal year 2014, the Company issued an aggregate of 2,128 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: December 10, 2013

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.