Form 10-Q
period 2014-01-31
INVESTORS REAL ESTATE TRUST
filed 2014-03-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended January 31, 2014
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
Registrant is a North Dakota Real Estate Investment Trust. As of February 20, 2014, it had 107,263,423 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2014
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	(in thousands, except share data)
	January 31, 2014	April 30, 2013
ASSETS
Real estate investments
Property owned	$2,042,290	$2,032,970
Less accumulated depreciation	(439,233)	(420,421)
	1,603,057	1,612,549
Development in progress	89,086	46,782
Unimproved land	21,498	21,503
Total real estate investments	1,713,641	1,680,834
Cash and cash equivalents	53,494	94,133
Other investments	643	639
Receivable arising from straight-lining of rents, net of allowance of $783 and $830, respectively	27,026	26,354
Accounts receivable, net of allowance of $260 and $563, respectively	15,540	4,534
Real estate deposits	3,502	196
Prepaid and other assets	8,197	5,124
Intangible assets, net of accumulated amortization of $22,703 and $27,708, respectively	34,008	40,457
Tax, insurance, and other escrow	24,550	12,569
Property and equipment, net of accumulated depreciation of $1,938 and $1,673, respectively	1,719	1,221
Goodwill	1,100	1,106
Deferred charges and leasing costs, net of accumulated amortization of $20,051 and $18,714, respectively	21,138	22,387
TOTAL ASSETS	$1,904,558	$1,889,554

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$54,337	$50,797
Revolving line of credit	22,500	10,000
Mortgages payable	1,008,524	1,049,206
Other	47,767	18,170
TOTAL LIABILITIES	1,133,128	1,128,173
COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2014 and April 30, 2013, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at January 31, 2014 and April 30, 2013, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 106,937,304 shares issued and outstanding at January 31, 2014, and 101,487,976 shares issued and outstanding at April 30, 2013)	829,816	784,454
Accumulated distributions in excess of net income	(344,294)	(310,341)
Total Investors Real Estate Trust shareholders' equity	624,196	612,787
Noncontrolling interests – Operating Partnership (21,799,285 units at January 31, 2014 and 21,635,127 units at April 30, 2013)	117,803	122,539
Noncontrolling interests – consolidated real estate entities	29,431	26,055
Total equity	771,430	761,381
TOTAL LIABILITIES AND EQUITY	$1,904,558	$1,889,554
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and nine months ended January 31, 2014 and 2013
	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2014	2013	2014	2013
REVENUE
Real estate rentals	$56,156	$51,973	$164,256	$152,042
Tenant reimbursement	11,473	11,107	34,243	31,832
TOTAL REVENUE	67,629	63,080	198,499	183,874
EXPENSES
Depreciation/amortization related to real estate investments	16,733	14,754	51,156	44,273
Utilities	5,042	4,655	15,173	13,568
Maintenance	7,828	7,454	22,719	20,895
Real estate taxes	7,679	8,190	24,415	23,782
Insurance	1,190	1,025	3,904	2,798
Property management expenses	4,064	3,824	12,383	11,293
Other property expenses	124	200	304	766
Administrative expenses	2,479	2,092	7,313	5,970
Advisory and trustee services	183	153	629	432
Other expenses	273	464	1,630	1,496
Amortization related to non-real estate investments	756	739	2,500	2,232
Impairment of real estate investments	4,798	0	4,798	0
TOTAL EXPENSES	51,149	43,550	146,924	127,505
Gain on involuntary conversion	1,514	0	2,480	2,263
Operating income	17,994	19,530	54,055	58,632
Interest expense	(15,130)	(15,197)	(44,525)	(46,554)
Interest income	573	70	1,346	176
Other income	167	185	256	424
Income from continuing operations	3,604	4,588	11,132	12,678
Income from discontinued operations	465	1,565	6,450	5,481
NET INCOME	4,069	6,153	17,582	18,159
Net income attributable to noncontrolling interests – Operating Partnership	(130)	(556)	(1,406)	(2,097)
Net income attributable to noncontrolling interests – consolidated real estate entities	(436)	(273)	(808)	(547)
Net income attributable to Investors Real Estate Trust	3,503	5,324	15,368	15,515
Dividends to preferred shareholders	(2,879)	(2,879)	(8,636)	(6,350)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$624	$2,445	$6,732	$9,165
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.00	$.01	$.01	$.05
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.02	.05	.05
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.00	$.03	$.06	$.10
DIVIDENDS PER COMMON SHARE	$.1300	$.1300	$.3900	$.3900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the nine months ended January 31, 2014 and 2013
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263
Net income attributable to Investors Real Estate Trust and noncontrolling interests					15,515	2,644	18,159
Distributions – common shares and units					(35,933)	(8,193)	(44,126)
Distributions – Series A preferred shares					(1,779)		(1,779)
Distributions – Series B preferred shares					(4,571)		(4,571)
Distribution reinvestment and share purchase plan			4,315	34,072			34,072
Shares issued			396	2,846			2,846
Series B preferred shares issued	4,600	111,357					111,357
Partnership units issued						10,116	10,116
Redemption of units for common shares			203	846		(846)	0
Contributions from noncontrolling interests – consolidated real estate entities						7,068	7,068
Other			(2)	(71)		(55)	(126)
Balance January 31, 2013	5,750	$138,674	94,386	$721,742	$(305,145)	$143,008	$698,279

Balance April 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$148,594	$761,381
Net income attributable to Investors Real Estate Trust and noncontrolling interests					15,368	2,214	17,582
Distributions – common shares and units					(40,685)	(8,508)	(49,193)
Distributions – Series A preferred shares					(1,779)		(1,779)
Distributions – Series B preferred shares					(6,857)		(6,857)
Distribution reinvestment and share purchase plan			5,239	44,153			44,153
Shares issued			13	112			112
Partnership units issued						3,480	3,480
Redemption of units for common shares			197	1,131		(1,131)	0
Contributions from noncontrolling interests – consolidated real estate entities						3,316	3,316
Other				(34)		(731)	(765)
Balance January 31, 2014	5,750	$138,674	106,937	$829,816	$(344,294)	$147,234	$771,430
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2014 and 2013
	(in thousands)
	Nine Months Ended January 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,582	$18,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,996	50,475
Gain on sale of real estate, land, other investments and discontinued operations	(6,999)	(3,452)
Gain on involuntary conversion	(2,480)	(2,263)
Impairment of real estate investments	6,658	0
Bad debt expense	346	893
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(2,179)	(2,319)
(Increase) decrease in accounts receivable	(3,483)	1,969
Increase in prepaid and other assets	(3,127)	(1,846)
Increase in tax, insurance and other escrow	(1,779)	(1,189)
Increase in deferred charges and leasing costs	(3,506)	(4,705)
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	3,075	(478)
Net cash provided by operating activities	60,104	55,244
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	926	1,193
Payments for real estate deposits	(4,232)	(1,095)
Decrease in holdbacks for improvements	2,186	1,514
Increase in holdbacks for improvements	(12,388)	(1,962)
Proceeds from sale of discontinued operations	78,879	3,909
Proceeds from sale of real estate and other investments	165	45
Insurance proceeds received	2,452	3,455
Payments for acquisitions of real estate assets	(33,662)	(43,283)
Payments for development and re-development of real estate assets	(97,288)	(38,194)
Payments for improvements of real estate assets	(25,815)	(21,525)
Net cash used by investing activities	(88,777)	(95,943)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	40,733	57,030
Principal payments on mortgages payable	(81,432)	(84,359)
Proceeds from revolving line of credit and other debt	52,284	26,854
Principal payments on revolving line of credit and other debt	(17,443)	(34,550)
Proceeds from financing liability	7,900	0
Proceeds from sale of common shares, net of issue costs	0	2,448
Proceeds from sale of common shares under distribution reinvestment and share purchase program	33,160	24,300
Proceeds from underwritten Public Offering of Preferred Shares – Series B, net of offering costs	0	111,357
Repurchase of fractional shares and partnership units	0	(15)
Proceeds from noncontrolling partner – consolidated real estate entities	416	0
Distributions paid to common shareholders, net of reinvestment of $10,511 and $9,307, respectively	(30,174)	(26,626)
Distributions paid to preferred shareholders	(8,636)	(5,588)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $482 and $465, respectively	(8,026)	(7,728)
Distributions paid to noncontrolling interests – consolidated real estate entities	(748)	(111)
Net cash (used) provided by financing activities	(11,966)	63,012
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(40,639)	22,313
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	94,133	39,989
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,494	$62,302

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2014 and 2013
	(in thousands)
	Nine Months Ended January 31
	2014	2013
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$10,511	$9,307
Operating partnership distribution reinvestment plan	482	465
Operating partnership units converted to shares	1,131	846
Shares issued under the Incentive Award Plan	112	398
Real estate assets acquired through the issuance of operating partnership units	3,480	10,116
Real estate assets acquired through assumption of indebtedness and accrued costs	0	12,500
Mortgages included in real estate dispositions	0	5,887
Decrease to accounts payable included within real estate investments	(325)	(2,868)
Noncontrolling partnership interest	2,900	7,068
Involuntary conversion of assets due to flood and fire damage	7,052	107
Construction debt reclassified to mortgages payable	0	13,650
Forfeiture of note payable in conjunction with sale of property	600	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $2,139 and $438, respectively	$40,845	$47,296
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2014 and 2013
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary ("TRS"). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the quarter ended January 31, 2014. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of January 31, 2014, IRET owned 92 multi-family residential properties with 10,725 apartment units and 165 commercial properties, consisting of office, healthcare, industrial and retail properties, totaling 10.4 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other consolidated subsidiary entities.
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
The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company's interest in the Operating Partnership was 83.1% of the common units of the Operating Partnership as of January 31, 2014 and 82.4% as of April 30, 2013. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.
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
During the nine months ended January 31, 2014, the Company incurred a loss of $6.7 million due to impairment of five commercial properties, of which $1.9 million is reflected in discontinued operations.  See Note 7 for additional information on discontinued operations. The Company recognized impairments of approximately $864,000 on a commercial industrial property in St. Louis Park, Minnesota; $329,000 on a commercial office property in Bloomington, Minnesota; $265,000 on a commercial retail property in Anoka, Minnesota; $402,000 on a commercial industrial property in Clive, Iowa and $4.8 million on a commercial industrial property in Roseville, Minnesota. These properties were written-down to estimated fair value during the first, second and third quarters of fiscal year 2014 based on receipt of individual market offers to purchase and the Company's intent to dispose of the properties or, in the case of the Roseville, Minnesota property, a commitment to dispose of a significant portion of the property due to planned redevelopment. The St. Louis Park and Bloomington properties were subsequently sold in the second quarter of fiscal year 2014. The Clive and Anoka properties were subsequently sold during the third quarter of fiscal year 2014. During the nine months ended January 31, 2013, the Company incurred no losses due to impairment.
COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2014, the Company's compensating balances totaled $8.2 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $600,000, and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposits at United Community Bank and Equity Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $643,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than one year and the Company intends to hold them to maturity.
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $2.2 million in holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2014 is due primarily to the release of loan proceeds to the Company upon completion of construction and tenant improvement projects, while the increase of $12.4 million is due primarily to a lender-required deposit for development of the Cardinal Point Apartments project in Grand Forks, North Dakota.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the nine months ended January 31, 2014 and 2013, respectively, the Company added approximately $900,000 and $813,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the nine months ended January 31, 2014 and 2013 are 0.7 years and 0.5 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The Company's identified intangible assets and intangible liabilities at January 31, 2014 and April 30, 2013 were as follows:
	(in thousands)
	January 31, 2014	April 30, 2013
Identified intangible assets (included in intangible assets):
Gross carrying amount	$56,711	$68,165
Accumulated amortization	(22,703)	(27,708)
Net carrying amount	$34,008	$40,457

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$173	$391
Accumulated amortization	(123)	(296)
Net carrying amount	$50	$95
The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(11,000) and $(8,000) for the three months ended January 31, 2014 and 2013, respectively, and approximately $(32,000) and $(28,000) for the nine months ended January 31, 2014 and 2013, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2015	$22
2016	19
2017	11
2018	(2)
2019	(3)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.5 million and $1.2 million for the three months ended January 31, 2014 and 2013, respectively, and $6.9 million and $4.1 million for the nine months ended January 31, 2014 and 2013, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2015	$4,959
2016	4,567
2017	4,099
2018	3,667
2019	3,543
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of January 31, 2014 and April 30, 2013 was $1.1 million. The annual review at April 30, 2013 indicated no impairment to goodwill and there was no indication of impairment at January 31, 2014.  During the nine months ended January 31, 2014, the Company disposed of one commercial industrial property to which goodwill had been assigned, and as a result, approximately $7,000 of goodwill was derecognized.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. The Company reports, in discontinued operations, the results of operations and the related gains or losses of a property that has either been disposed of or is classified as held for sale and otherwise meets the classification of a discontinued operation. As a result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During the nine months ended January 31, 2014, the Company sold two multi-family residential properties, three commercial office properties, twelve commercial industrial properties and three commercial retail properties. During fiscal year 2013, the Company sold three multi-family residential properties, one commercial retail property, one commercial healthcare property and four condominium units. The results of operations for these properties are included in income from discontinued operations on the Condensed Consolidated Statements of Operations.
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
INVOLUNTARY CONVERSION OF ASSETS
In June 2011, the Company's Chateau Apartments property, which at that time consisted of two 32-unit buildings, was extensively damaged by a flood. In February 2012, one of the buildings of the Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire (the "2012 Fire").
Final settlement of the Chateau 2012 Fire loss claim was reached during the third quarter of fiscal year 2014 with proceeds received during the quarter of $1.3 million. The insurance proceeds for redevelopment related to the Chateau 2012 Fire exceeded the basis in the assets requiring replacement, resulting in the recognition of $1.5 million in gain from involuntary conversion in the third quarter of fiscal year 2014. In the second quarter of fiscal year 2014, the Company received no insurance proceeds for the Chateau 2012 Fire loss. During the first quarter of fiscal year 2014, the Company received $966,000 of insurance proceeds for the Chateau 2012 Fire loss. The total insurance proceeds received through the first quarter of fiscal year 2014 for redevelopment related to the Chateau 2012 Fire exceeded the basis in the assets requiring replacement, resulting in the recognition of $966,000 in gain from involuntary conversion in the first quarter of fiscal year 2014.
In the second quarter of fiscal year 2013, for the Chateau 2012 Fire loss, the Company received $2.9 million of insurance proceeds for redevelopment. The total insurance proceeds for redevelopment related to the Chateau 2012 Fire at October 31, 2012 exceeded the estimated basis in the assets requiring replacement, resulting in the recognition of $2.3 million in gain from involuntary conversion in the second quarter of fiscal year 2013. Final settlement was reached during the second quarter of fiscal year 2013 for business interruption from the flood and the 2012 Fire, with proceeds received during the quarter of $409,000.
In December 2013, 15-unit and 57-unit buildings at the Chateau Apartments property were destroyed by fire (the "2013 Fire"). Both buildings were under construction and were unoccupied. The 15-unit building had been anticipated to open in February 2014, and the 57-unit building was anticipated to open in the summer of 2014. A third, occupied 32-unit building on the west side of the complex did not suffer any fire damage. The financial effect in the third quarter of fiscal year 2014 of the 2013 Fire is reflected in our financial statements through a write-down of assets on the Condensed Consolidated Balance Sheets, totaling $7.1 million, with an offsetting insurance receivable recorded within accounts receivable. The Company is named as an insured party under the construction contractor's insurance policy, which the Company expects to cover its costs to rebuild the 15-unit and 57-unit buildings. The Company intends to rebuild both buildings, and currently expects both buildings to be completed in the fourth quarter of fiscal year 2015. The insurance coverage for the 2013 Fire does not cover the Company's lost net operating income for the period extending from the dates on which the 15-unit and 57-unit buildings were formerly expected to be in service and occupied (February 2014 and Summer 2014, respectively) to the dates on which those buildings are actually placed in service and occupied. The Company estimates this lost net operating income to total approximately $882,000.
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
VARIABLE INTEREST ENTITY
On November 27, 2012 the Company entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC. The Company estimates total costs for the project at $52.2 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The first phase of the project, Landing at Southgate, was substantially completed in the second quarter of fiscal year 2014.  See Developments Placed in Service in Note 8 for additional information on Landing at Southgate.  The second phase of the project, Commons at Southgate, is expected to be completed in the second quarter of fiscal year 2015.  See Development, Expansion and Renovation Projects in Note 6 for additional information on Commons at Southgate. IRET is the approximately 51% owner of the joint venture and will have management and leasing responsibilities when the project is completed. The real estate development company owns approximately 49% of the joint venture and is responsible for the development and construction of the property. The Company has determined that the joint venture is a variable interest entity ("VIE"), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing 51% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity's economic performance.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended January 31, 2014 and 2013:
	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2014	2013	2014	2013
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$3,117	$4,050	$10,034	$11,055
Income from discontinued operations – Investors Real Estate Trust	386	1,274	5,334	4,460
Net income attributable to Investors Real Estate Trust	3,503	5,324	15,368	15,515
Dividends to preferred shareholders	(2,879)	(2,879)	(8,636)	(6,350)
Numerator for basic earnings per share – net income available to common shareholders	624	2,445	6,732	9,165
Noncontrolling interests – Operating Partnership	130	556	1,406	2,097
Numerator for diluted earnings per share	$754	$3,001	$8,138	$11,262
DENOMINATOR
Denominator for basic earnings per share weighted average shares	106,208	93,794	104,472	92,260
Effect of convertible operating partnership units	21,819	21,413	21,830	21,098
Denominator for diluted earnings per share	128,027	115,207	126,302	113,358
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.00	$.01	$.01	$.05
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.02	.05	.05
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.00	$.03	$.06	$.10

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
During the nine months ended January 31, 2014 and 2013, respectively, approximately 197,000 Units and 203,000 Units were converted to common shares, with a total value of $1.1 million and approximately $846,000 included in equity. The Company issued no shares under its 401(k) plan during the nine months ended January 31, 2014 (following the Company's transition in the second quarter of fiscal year 2013 to a new 401(k) plan service provider and trustee, common shares of the Company are no longer an investment option under the Company's 401(k) plan). Approximately 43,000 common shares were issued under the 401(k) plan during the nine months ended January 31, 2013, with a total value of approximately $337,000 included in equity. Under the Company's Distribution Reinvestment and Share Purchase Plan, approximately 5.2 million common shares and 4.3 million common shares were issued during the nine months ended January 31, 2014 and 2013, respectively, with a total value of $44.2 million and $34.1 million included in equity, and an average price per share of $8.43 and $7.90, respectively, after applicable discounts.
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

The revenues and net operating income for these reportable segments are summarized as follows for the three and nine month periods ended January 31, 2014 and 2013, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.
Three Months Ended January 31, 2014	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$25,848	$19,394	$17,242	$1,664	$3,481	$67,629
Real estate expenses	10,998	9,037	4,120	493	1,279	25,927
Gain on involuntary conversion	1,514	0	0	0	0	1,514
Net operating income	$16,364	$10,357	$13,122	$1,171	$2,202	43,216
Depreciation/amortization						(17,489)
Administrative, advisory and trustee services						(2,662)
Impairment of real estate investments						(4,798)
Other expenses						(273)
Interest expense						(15,130)
Interest and other income						740
Income from continuing operations						3,604
Income from discontinued operations						465
Net income						$4,069

Three Months Ended January 31, 2013	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$22,859	$19,046	$15,952	$1,738	$3,485	$63,080
Real estate expenses	10,208	9,270	4,128	492	1,250	25,348
Net operating income	$12,651	$9,776	$11,824	$1,246	$2,235	37,732
Depreciation/amortization						(15,493)
Administrative, advisory and trustee services						(2,245)
Other expenses						(464)
Interest expense						(15,197)
Interest and other income						255
Income from continuing operations						4,588
Income from discontinued operations						1,565
Net income						$6,153

Nine Months Ended January 31, 2014	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$75,659	$58,075	$49,340	$5,273	$10,152	$198,499
Real estate expenses	33,006	28,315	12,534	1,447	3,596	78,898
Gain on involuntary conversion	2,480	0	0	0	0	2,480
Net operating income	$45,133	$29,760	$36,806	$3,826	$6,556	122,081
Depreciation/amortization						(53,656)
Administrative, advisory and trustee services						(7,942)
Impairment of real estate investments						(4,798)
Other expenses						(1,630)
Interest expense						(44,525)
Interest and other income						1,602
Income from continuing operations						11,132
Income from discontinued operations						6,450
Net income						$17,582

Nine Months Ended January 31, 2013	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$66,758	$56,214	$46,286	$4,704	$9,912	$183,874
Real estate expenses	28,284	27,591	12,387	1,350	3,490	73,102
Gain on involuntary conversion	2,263	0	0	0	0	2,263
Net operating income	$40,737	$28,623	$33,899	$3,354	$6,422	113,035
Depreciation/amortization						(46,505)
Administrative, advisory and trustee services						(6,402)
Other expenses						(1,496)
Interest expense						(46,554)
Interest and other income						600
Income from continuing operations						12,678
Income from discontinued operations						5,481
Net income						$18,159
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of January 31, 2014, and April 30, 2013, along with reconciliations to the condensed consolidated financial statements:
	(in thousands)
As of January 31, 2014	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$738,948	$613,663	$517,441	$55,268	$116,970	$2,042,290
Less accumulated depreciation	(152,447)	(147,392)	(102,027)	(9,848)	(27,519)	(439,233)
Net property owned	$586,501	$466,271	$415,414	$45,420	$89,451	1,603,057
Cash and cash equivalents						53,494
Other investments						643
Receivables and other assets						136,780
Development in progress						89,086
Unimproved land						21,498
Total assets						$1,904,558

	(in thousands)
As of April 30, 2013	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$659,696	$613,775	$501,191	$125,772	$132,536	$2,032,970
Less accumulated depreciation	(140,354)	(138,270)	(90,891)	(23,688)	(27,218)	(420,421)
Net property owned	$519,342	$475,505	$410,300	$102,084	$105,318	1,612,549
Cash and cash equivalents						94,133
Other investments						639
Receivables and other assets						113,948
Development in progress						46,782
Unimproved land						21,503
Total assets						$1,889,554

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
Purchase Options.  The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of January 31, 2014, the total property cost of the 14 properties subject to purchase options was $113.4 million, and the total gross rental revenue from these properties was $7.2 million for the nine months ended January 31, 2014.
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
Restrictions on Taxable Dispositions.  Approximately 110 of IRET's properties, consisting of 5.5 million square feet of the Company's combined commercial segments' properties and 5,068 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was $854.4 million at January 31, 2014. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company's business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders' best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of January 31, 2014 and 2013, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $186.9 million and $198.9 million, respectively.
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
Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of January 31, 2014, the Company is committed to fund $7.3 million in tenant improvements, within approximately the next 12 months.

Development, Expansion and Renovation Projects.  As of January 31, 2014, the Company had several development, expansion and renovation projects underway or recently completed, the costs for which have been capitalized, as follows:
			(in thousands)		Final or Anticipated Construction Completion
Project Name and Location	Planned Segment	Total Rentable Square Feet or Number of Units	Anticipated Total Cost	Costs as of January 31, 2014	Quarter	Fiscal Year
River Ridge - Bismarck, ND(1)	Multi-Family Residential	146 units	$25,863	$24,818	3	2014
Cypress Court - St. Cloud, MN(2)	Multi-Family Residential	132 units	14,322	13,583	3	2014
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	10,736	6,139	1	2015
Commons at Southgate - Minot, ND(3)	Multi-Family Residential	233 units	37,201	23,492	2	2015
Renaissance Heights I - Williston, ND(4)	Multi-Family Residential	288 units	62,362	33,934	2	2015
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	33,151	9,250	2	2015
RED 20 - Minneapolis, MN(5)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	29,462	9,333	2	2015
Chateau II - Minot, ND(6)	Multi-Family Residential	72 units	14,711	1,741	4	2015
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	40,042	4,986	4	2015
			$267,850	$127,276
(1)	The project was substantially completed in the third quarter of the Company's fiscal year 2014.
(2)
The project was substantially completed in the third quarter of the Company's fiscal year 2014.The Company is an approximately 86% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity. The joint venture's results are consolidated in the Company's financial statements.

(3)
The Company is an approximately 51% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity. The joint venture's results are consolidated in the Company's financial statements.

(4)
The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity. The joint venture's results are consolidated in the Company's financial statements.

(5)
The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity. The joint venture's results are consolidated in the Company's financial statements.

(6)	On December 5, 2013, this development project was destroyed by fire. See Note 2 for additional information.
These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.
Construction interest capitalized for the three month periods ended January 31, 2014 and 2013, respectively, was approximately $778,000 and $157,000 for development projects completed and in progress. Construction interest capitalized for the nine month periods ended January 31, 2014 and 2013, respectively, was $2.1 million and approximately $438,000 for development projects completed and in progress.
Pending Acquisitions. As of January 31, 2014, the Company had signed purchase agreements for the acquisition of the following properties. These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:
•	two parcels of vacant land in Rapid City, South Dakota, totaling approximately 10.8 acres, for a purchase price of $1.4 million, to be paid in cash;
•
two multi-family residential properties in Rapid City, South Dakota, with 152 and 52 units, respectively, for a total purchase price of approximately $18.3 million, of which $6.0 million is to be paid in cash with assumed debt of $12.3 million;

•	an approximately 11.0-acre parcel of vacant land in Brooklyn Park, Minnesota, for a purchase price of $2.5 million, to be paid in cash; and
•	an approximately 35.0-acre parcel of vacant land in Bismarck, North Dakota, for a purchase price of $4.3 million, to be paid in cash.

NOTE 7 • DISCONTINUED OPERATIONS
The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the third quarter of fiscal year 2014, the Company sold two multi-family residential properties, three commercial industrial properties and two commercial retail properties. During the second quarter of fiscal year 2014, the Company sold five commercial industrial properties and three commercial office properties. During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property. During the third quarter of fiscal year 2013, IRET sold one multi-family residential property. During the second quarter of fiscal year 2013, IRET sold two condominium units and two multi-family residential properties. During the first quarter of fiscal year 2013, IRET sold two condominium units and a commercial retail property. There were no properties classified as held for sale at January 31, 2014. Four condominium units were classified as held for sale at January 31, 2013. See Note 8 for additional information on the properties sold during the nine months ended January 31, 2014 and 2013. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and nine months ended January 31, 2014 and 2013:
	(in thousands)
	Three Months Ended January 31	Nine Months Ended January 31
	2014	2013	2014	2013
REVENUE
Real estate rentals	$327	$2,361	$3,173	$7,762
Tenant reimbursement	64	817	1,302	2,302
TOTAL REVENUE	391	3,178	4,475	10,064
EXPENSES
Depreciation/amortization related to real estate investments	75	752	920	2,443
Utilities	26	108	164	315
Maintenance	35	243	299	782
Real estate taxes	80	543	951	1,654
Insurance	10	46	97	158
Property management expenses	27	106	222	412
Other property expenses	0	0	0	16
Amortization related to non-real estate investments	2	55	90	194
Impairment of real estate investments	0	0	1,860	0
TOTAL EXPENSES	255	1,853	4,603	5,974
Operating income (loss)	136	1,325	(128)	4,090
Interest expense	(29)	(534)	(421)	(2,063)
Other income	0	2	0	2
Income (loss) from discontinued operations before gain on sale	107	793	(549)	2,029
Gain on sale of discontinued operations	358	772	6,999	3,452
INCOME FROM DISCONTINUED OPERATIONS	$465	$1,565	$6,450	$5,481

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS
PROPERTY ACQUISITIONS AND DEVELOPMENTS PLACED IN SERVICE
During the third quarter of fiscal year 2014, the Company closed on its acquisition of:
•	an approximately 3.4-acre parcel of vacant land in Fruitland, Idaho, acquired for possible future development, for a purchase price of $335,000, paid in cash.
During the third quarter of fiscal year 2014, the Company placed in service:
•	the 132-unit Cypress Court multi-family residential property in St. Cloud, Minnesota, owned by a joint venture entity in which the Company has an approximately 86% interest; and
•	the 146-unit River Ridge multi-family residential property in Bismarck, North Dakota.
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

•	an approximately 9.2 acre parcel of vacant land in Jamestown, North Dakota, acquired for possible future development for a purchase price of approximately $700,000, paid in cash.
During the second quarter of fiscal year 2014, the Company placed in service:
•	the 108-unit Landing at Southgate multi-family residential property in Minot, North Dakota, owned by a joint venture entity in which the Company has an approximately 51% interest.
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

•	a parcel of vacant land in Minot, North Dakota, acquired for possible future development for a purchase price of approximately $1.9 million.
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
The Company expensed approximately $160,000 and $125,000 of transaction costs related to acquisitions in the nine months ended January 31, 2014 and 2013, respectively. The Company's acquisitions and development projects placed in service during the nine months ended January 31, 2014 and 2013 are detailed below:
Nine Months Ended January 31, 2014
Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$287	$5,551	$362	$6,200
96 unit - Southpoint - Grand Forks, ND	2013-09-05	576	9,893	131	10,600
24 unit - Pinecone Villas - Sartell, MN	2013-10-31	584	2,191	25	2,800
		1,447	17,635	518	19,600

Commercial Healthcare
98,174 sq ft Legends at Heritage Place - Sartell, MN	2013-10-31	970	10,511	382	11,863

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	0	0	179
Jamestown Unimproved - Jamestown, ND	2013-08-09	700	0	0	700
RED 20 - Minneapolis, MN(1)	2013-08-20	1,900	0	0	1,900
Legends at Heritage Place - Sartell, MN	2013-10-31	537	0	0	537
Spring Creek Fruitland – Fruitland, ID	2014-01-21	335	0	0	335
		3,651	0	0	3,651

Total Property Acquisitions		$6,068	$28,146	$900	$35,114
(1)	Land is owned by a joint venture in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET's financial statements.

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
108 unit - Landing at Southgate - Minot, ND(1)	2013-09-04	$0	$8,809	$0	$8,809
132 unit - Cypress Court - St. Cloud, MN(2)	2013-11-01	0	7,836	0	7,836
146 unit - River Ridge - Bismarck, ND(3)	2013-12-02	0	14,703	0	14,703

Total Development Projects Placed in Service		$0	$31,348	$0	$31,348
(1)	Development property placed in service September 4, 2013. Additional costs paid in fiscal year 2013 totaled $6.3 million, for a total project cost at January 31, 2014 of $15.1 million. The project is owned by a joint venture entity in which the Company has an approximately 51% interest.
(2)	Development property placed in service November 1, 2013. Additional costs paid in fiscal year 2013 totaled $5.8 million, for a total project cost at January 31, 2014 of $13.6 million. The project is owned by a joint venture entity in which the Company has an approximately 86% interest.
(3)	Development property placed in service December 2, 2013. Additional costs paid in fiscal year 2013 totaled $10.1 million, including land acquired in fiscal year 2009, for a total project cost at January 31, 2014 of $24.8 million.

Nine Months Ended January 31, 2013

Acquisitions		(in thousands)
	Date Acquired	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
308 unit - Villa West - Topeka, KS	2012-05-08	$1,590	$15,760	$300	$17,650
232 unit - Colony - Lincoln, NE	2012-06-04	1,515	15,731	254	17,500
208 unit - Lakeside Village - Lincoln, NE	2012-06-04	1,215	15,837	198	17,250
58 unit - Ponds at Heritage Place - Sartell, MN	2012-10-10	395	4,564	61	5,020
		4,715	51,892	813	57,420

Unimproved Land
University Commons - Williston, ND	2012-08-01	823	0	0	823
Cypress Court - St. Cloud, MN(1)	2012-08-10	447	0	0	447
Cypress Court Apartment Development - St. Cloud, MN(2)	2012-08-10	1,136	0	0	1,136
Badger Hills - Rochester, MN(3)	2012-12-14	1,050	0	0	1,050
Grand Forks Unimproved - Grand Forks, ND	2012-12-31	4,278	0	0	4,278
Minot Unimproved (Southgate Lot 4) - Minot, ND	2013-01-11	1,882	0	0	1,882
Commons at Southgate - Minot, ND(4)	2013-01-22	3,691	0	0	3,691
Landing at Southgate - Minot, ND(4)	2013-01-22	2,262	0	0	2,262
		15,569	0	0	15,569

Total Property Acquisitions		$20,284	$51,892	$813	$72,989
(1)	Land was contributed to a joint venture entity in which the Company has an approximately 86% interest, as of January 31, 2014.
(2)	Land is owned by a joint venture in which the Company has an approximately 86% interest, as of January 31, 2014.
(3)	Acquisition of unimproved land consisted of two parcels acquired separately on December 14 and December 20, 2012, respectively.
(4)	Land is owned by a joint venture entity in which the Company has an approximately 51% interest.

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Intangible Assets	Acquisition Cost

Multi-Family Residential
159 unit - Quarry Ridge II - Rochester, MN(1)	2012-06-29	$0	$4,591	$0	$4,591
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	2012-07-31	0	7,058	0	7,058
		0	11,649	0	11,649
Commercial Medical
26,662 sq ft Spring Wind Expansion - Laramie, WY(3)	2012-11-16	0	1,675	0	1,675
45,222 sq ft Jamestown Medical Office Building - Jamestown, ND(4)	2013-01-01	0	4,901	0	4,901
		0	6,576	0	6,576
Commercial Industrial
27,567 sq ft Minot IPS - Minot, ND(5)	2012-12-17	0	3,953	0	3,953

Total Development Projects Placed in Service		$0	$22,178	$0	$22,178
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
Acquisitions in the nine months ended January 31, 2014 and 2013 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the nine months ended January 31, 2014 and 2013, respectively, (excluding development projects placed in service) are detailed below.
	(in thousands)
	Nine Months Ended January 31
	2014	2013
Total revenue	$1,149	$4,669
Net (loss) income	$(194)	$(116)

PROPERTY DISPOSITIONS
During the third quarter of fiscal year 2014, the Company sold two multi-family residential properties, three commercial industrial properties and two commercial retail properties for a total sales price of $11.7 million.
During the third quarter of fiscal year 2013, the Company sold one multi-family residential property for a sale price of approximately $2.0 million. Mortgage debt in the amount of approximately $1.2 million was assumed by the buyer. The following table details the Company's dispositions during the nine months ended January 31, 2014 and 2013:
Nine Months Ended January 31, 2014
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
84 unit - East Park - Sioux Falls, SD	2013-12-18	$2,214	$2,358	$(144)
48 unit - Sycamore Village - Sioux Falls, SD	2013-12-18	1,296	1,380	(84)
		3,510	3,738	(228)

Commercial Office
121,669 sq ft Bloomington Business Plaza - Bloomington, MN	2013-09-12	4,500	7,339	(2,839)
118,125 sq ft Nicollet VII - Burnsville, MN	2013-09-12	7,290	6,001	1,289
42,929 sq ft Pillsbury Business Center - Bloomington, MN	2013-09-12	1,160	1,164	(4)
		12,950	14,504	(1,554)

Commercial Industrial
41,880 sq ft Bodycote Industrial Building- Eden Prairie, MN	2013-05-13	3,150	1,375	1,775
42,244 sq ft Fargo 1320 45th Street N - Fargo, ND	2013-05-13	4,700	4,100	600
49,620 sq ft Metal Improvement Company - New Brighton, MN	2013-05-13	2,350	1,949	401
172,057 sq ft Roseville 2929 Long Lake Road - Roseville, MN	2013-05-13	9,275	9,998	(723)
322,751 sq ft Brooklyn Park 7401 Boone Ave - Brooklyn Park, MN	2013-09-12	12,800	12,181	619
50,400 sq ft Cedar Lake Business Center - St. Louis Park, MN	2013-09-12	2,550	2,607	(57)
35,000 sq ft API Building - Duluth, MN	2013-09-24	2,553	1,488	1,065
59,292 sq ft Lighthouse - Duluth, MN	2013-10-08	1,825	1,547	278
606,006 sq ft Dixon Avenue Industrial Park - Des Moines, IA	2013-10-31	14,675	10,328	4,347
41,685 sq ft Winsted Industrial Building - Winsted, MN	2014-01-17	725	747	(22)
69,984 sq ft Minnetonka 13600 County Road 62 - Minnetonka, MN	2014-01-30	3,800	3,084	716
42,510 sq ft Clive 2075NW 94th Street - Clive, IA	2014-01-30	2,735	2,675	60
		61,138	52,079	9,059

Commercial Retail
23,187 sq ft Eagan Community - Eagan, MN	2013-05-14	2,310	2,420	(110)
10,625 sq ft Anoka Strip Center- Anoka, MN	2013-12-23	325	347	(22)
8,400 sq ft Burnsville 2 Strip Center - Burnsville, MN	2014-01-08	650	796	(146)
		3,285	3,563	(278)

Total Property Dispositions		$80,883	$73,884	$6,999

Nine Months Ended January 31, 2013
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
116 unit - Terrace on the Green - Fargo, ND	2012-09-27	$3,450	$1,248	$2,202
85 unit - Prairiewood Meadows - Fargo, ND	2012-09-27	3,450	2,846	604
66 unit - Candlelight - Fargo, ND	2012-11-27	1,950	1,178	772
		8,850	5,272	3,578

Commercial Retail
16,080 sq ft Kentwood Thomasville - Kentwood, MI	2012-06-20	625	692	(67)

Other
Georgetown Square Condominiums 5 and 6	2012-06-21	330	336	(6)
Georgetown Square Condominiums 3 and 4	2012-08-02	368	421	(53)
		698	757	(59)

Total Property Dispositions		$10,173	$6,721	$3,452
NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT
Most of the properties owned by the Company serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of January 31, 2014, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 2.53% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.
Of the mortgages payable, the balances of fixed rate mortgages totaled $1.0 billion at January 31, 2014 and April 30, 2013. The balances of variable rate mortgages totaled $8.3 million and $26.2 million as of January 31, 2014 and April 30, 2013, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of January 31, 2014, the weighted average rate of interest on the Company's mortgage debt was 5.48%, compared to 5.55% on April 30, 2013. The aggregate amount of required future principal payments on mortgages payable as of January 31, 2014, is as follows:
Fiscal year ended April 30,	(in thousands)
2014 (remainder)	$22,791
2015	91,980
2016	92,444
2017	216,310
2018	64,401
Thereafter	520,598
Total payments	$1,008,524
In addition to the individual first mortgage loans comprising the Company's $1.0 billion of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of January 31, 2014, lending commitments of $72.0 million. This facility is not included in the Company's mortgage indebtedness total. As of January 31, 2014, the line of credit was secured by mortgages on 14 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of January 31, 2014 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; MidCountry Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union and United Community Bank. As of January 31, 2014, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $12.5 million, and as of January 31, 2014 and April 30, 2013, the Company had borrowed $22.5 million and $10.0 million, respectively. The facility includes covenants and restrictions requiring the Company to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2014, the Company believes it was in compliance with the facility covenants.
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
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at January 31, 2014 and April 30, 2013.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at January 31, 2014 consisted of real estate investments that were written-down to estimated fair value during the nine months ended January 31, 2014. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2013 consisted of real estate investments that were written-down to estimated fair value during fiscal year 2013. See Note 2 for additional information on impairment losses recognized during fiscal years 2014 and 2013. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:
	(in thousands)
	January 31, 2014
	Total	Level 1	Level 2	Level 3
Real estate investments	$1,335	$0	$0	$1,335

	(in thousands)
	April 30, 2013
	Total	Level 1	Level 2	Level 3
Real estate investments	$335	$0	$0	$335

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

The estimated fair values of the Company's financial instruments as of January 31, 2014 and April 30, 2013, are as follows:
	(in thousands)
	January 31, 2014		April 30, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$53,494	$53,494	$94,133	$94,133
Other investments	643	643	639	639
FINANCIAL LIABILITIES
Other debt	47,717	47,818	18,076	18,156
Line of credit	22,500	22,500	10,000	10,000
Mortgages payable	1,008,524	1,131,399	1,049,206	1,160,190
NOTE 11 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions. On March 4, 2014, the Company's Board of Trustees declared the following distributions:
Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	March 17, 2014	April 1, 2014
Preferred shares:
Series A	$0.5156	March 17, 2014	March 31, 2014
Series B	$0.4968	March 17, 2014	March 31, 2014
Closed Acquisitions. Subsequent to the end of the third quarter of fiscal year 2014, the Company closed on its acquisitions of the following properties.
•	an approximately 4.7-acre parcel of vacant land in Isanti, Minnesota, for a purchase price, paid in cash, of approximately $50,000; and
•	an approximately 39,000-square foot senior housing property in Fruitland, Idaho, on approximately 2.3 acres of land, for a purchase price, paid in cash, of approximately $7.1 million.
The purchase price accounting is incomplete for these acquisitions that closed subsequent to the end of the third quarter of fiscal year 2014.
Pending Dispositions.  Subsequent to the end of the third quarter of fiscal year 2014, the Company signed sales agreements for the disposition of the following properties. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that these transactions will be completed on the terms currently expected, or at all.
•	a commercial office property in Maple Grove, Minnesota, for a sales price of $7.2 million; and
•	a commercial office property in Edina, Minnesota, for a sales price of $3.1 million.

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
Overview
IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2014, our real estate portfolio consisted of 92 multi-family residential properties containing 10,725 apartment units and having a total real estate investment amount net of accumulated depreciation of $586.5 million, and 165 commercial properties containing approximately 10.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $1.0 billion.
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
Critical Accounting Policies
In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's critical accounting policies is included in the Company's Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC on July 1, 2013, as amended by the Current Report on Form 8-K filed with the SEC on September 24, 2013, in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended January 31, 2014.
Significant Events and Transactions during the Three Months Ended January 31, 2014 and 2013
Summarized below are the Company's significant transactions and events during the third quarters of fiscal years 2014 and 2013:
Three Months Ended January 31, 2014
•	The previously-announced resignations from the Company's Board of Trustees of W. David Scott and John Reed, and the election of Terrance P. Maxwell to the Board of Trustees.
•
The substantial completion of two development projects placed in service during the quarter:  the 132-unit Cypress Court multi-family residential property in St. Cloud, Minnesota, owned by a joint venture entity in which the Company has an approximately 86% interest, and the 146-unit River Ridge multi-family residential property in Bismarck, North Dakota.

•	The sale of two multi-family residential properties, three commercial industrial properties and two commercial retail properties for a total sales price of $11.7 million.
•
The entrance into an Amended and Restated Loan Agreement with First International Bank & Trust, a North Dakota state bank, as lender, under which First International has agreed to provide a revolving credit facility with a commitment amount at the time of close of $72 million. At the discretion of First International, the total commitment available under the credit facility may be increased to $75 million. The Loan Agreement amends and restates IRET Properties' previous secured line of credit with First International and participant banks.

Three Months Ended January 31, 2013
•
The transfer to the New York Stock Exchange from the NASDAQ Global Select Market of the listing of the Company's common shares of beneficial interest and Series A preferred shares of beneficial interest, effective as of December 18, 2012.

•	The acquisition of two parcels of vacant land in Rochester, Minnesota, for possible future development, for purchase prices of $775,000 and $275,000, respectively.
•	The acquisition of a parcel of vacant land in Grand Forks, North Dakota, for possible future development, for a purchase price of approximately $4.3 million.
•
The acquisition of an interest in a joint venture entity constructing the Southgate Apartments project in Minot, North Dakota, which project is expected to be completed in two phases, with a total of approximately 341 units, for an estimated total cost of $52.2 million.

•
The substantial completion of three development projects placed in service during the quarter: an additional 29 assisted living units and the conversion of an existing 16 units to memory care units, at the Company's Spring Wind senior housing facility in Laramie, Wyoming; the completion of an approximately 45,000 square foot medical office building in Jamestown, North Dakota; and the completion of an approximately 28,000 square foot industrial building in Minot, North Dakota.

•	The acquisition of a parcel of vacant land in Minot, North Dakota, for possible future development, for a purchase price of approximately $1.9 million.
•
The disposition of a multi-family residential property in Fargo, North Dakota, for a sale price of approximately $2.0 million and the assumption by the buyer of mortgage debt on the property in the amount of approximately $1.2 million.

Market Conditions and Outlook
During the third quarter of fiscal year 2014, the Company's commercial office segment, mostly concentrated in Minnesota, continued to be pressured by a number of adverse macro conditions, including weak job and wage growth. Although overall employment levels in the office sector remain slightly above pre-recession levels in most of the Company's markets, businesses appear to be maintaining their goal of increasing the density of their work spaces by placing more employees in less total square footage, and downsizing upon lease renewals. As a result, even though the Company has experienced some modest growth in occupancy levels during the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013, the Company continues to expect a slow and uneven recovery in its office segment.
Continued high occupancy in the Company's multi-family residential portfolio provided the ability to raise rents during the third quarter of fiscal year 2014, and real estate revenue from stabilized properties in the multi-family residential segment increased in the three months ended January 31, 2014 compared to the same period in the prior fiscal year. Occupancy levels decreased slightly on a stabilized and all-property basis compared to the same period of the prior fiscal year. The 132-unit Cypress Court apartments in St. Cloud, Minnesota (owned by a joint venture entity in which the Company has an approximately 86% interest) and the Company's 146-unit River Ridge apartment property in Bismarck, North Dakota, were placed in service during the quarter, with both projects experiencing strong demand; Cypress Court was 66.7% occupied and River Ridge was 81.5% occupied as of January 31, 2014. However, the Company continues to observe considerable multi-family residential development activity in its markets, and as this new construction is completed and leased, the Company will experience increased competition for tenants.
The Company's senior housing assets continue to benefit from a recovery in the housing market, as occupancy trends are closely aligned with the ability of seniors to sell their homes in anticipation of moving to a senior care facility. Results in the Company's healthcare segment remain stable with modest increases in both occupancy and rents.
Subsequent to the end of the third quarter of fiscal year 2014, Company management presented to the Company's Board of Trustees a strategic plan which the Company expects will drive changes in three main areas. First, the Company plans to continue its focus on identifying for disposition properties whose location, age, or need for significant tenant improvements or capital expenditures suggest that the Company's investment may be better deployed elsewhere. In particular, over the next twelve to eighteen months, the Company expects to identify properties in its commercial segments as candidates for disposition. The Company expects to focus any future commercial office property acquisitions in the Minneapolis/St. Paul market. Second, the Company plans to direct new investments primarily toward its healthcare (in particular, senior housing) and multi-family residential segments, which it believes will provide the best opportunities for growth. Within its healthcare segment, the Company also plans to target on-campus medical office properties in larger markets in the Great Plains region, and to pursue relationship-driven build-to-suit opportunities. Within the multi-family residential segment, the Company plans to target tertiary markets within the Great Plains region that offer the Company operating efficiencies and a critical mass for brand presence. Third, management plans to further de-emphasize its retail segment, with the goal of identifying for sale assets within this portfolio by fiscal year 2016. In addition to these three major areas of focus, the Company will continue to work to enhance portfolio operational efficiencies.  The Company believes that this strategic plan will help it create a strong foundation for growth in the long term.
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
For the comparison of the three and nine months ended January 31, 2014 and 2013, all or a portion of 21 properties were non-stabilized, of which non-stabilized properties 11 were redevelopment or in-service development properties.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations for the Three Months Ended January 31, 2014 and 2013
The discussion that follows is based on our consolidated results of operations for the three months ended January 31, 2014 and 2013.
	(in thousands, except percentages)
	Three Months Ended January 31
	2014	2013	$ Change	% Change
Real estate rentals	$56,156	$51,973	$4,183	8.0%
Tenant reimbursement	11,473	11,107	366	3.3%
TOTAL REVENUE	67,629	63,080	4,549	7.2%
Depreciation/amortization related to real estate investments	16,733	14,754	1,979	13.4%
Utilities	5,042	4,655	387	8.3%
Maintenance	7,828	7,454	374	5.0%
Real estate taxes	7,679	8,190	(511)	(6.2%)
Insurance	1,190	1,025	165	16.1%
Property management expenses	4,064	3,824	240	6.3%
Other property expenses	124	200	(76)	(38.0%)
Administrative expenses	2,479	2,092	387	18.5%
Advisory and trustee services	183	153	30	19.6%
Other expenses	273	464	(191)	(41.2%)
Amortization related to non-real estate investments	756	739	17	2.3%
Impairment of real estate investments	4,798	0	4,798	n/a
TOTAL EXPENSES	51,149	43,550	7,599	17.4%
Gain on involuntary conversion	1,514	0	1,514	n/a
Operating income	17,994	19,530	(1,536)	(7.9%)
Interest expense	(15,130)	(15,197)	67	(0.4%)
Interest income	573	70	503	718.6%
Other income	167	185	(18)	(9.7%)
Income from continuing operations	3,604	4,588	(984)	(21.4%)
Income from discontinued operations	465	1,565	(1,100)	(70.3%)
NET INCOME	4,069	6,153	(2,084)	(33.9%)
Net income attributable to noncontrolling interests – Operating Partnership	(130)	(556)	426	(76.6%)
Net income attributable to noncontrolling interests – consolidated real estate entities	(436)	(273)	(163)	59.7%
Net income attributable to Investors Real Estate Trust	3,503	5,324	(1,821)	(34.2%)
Dividends to preferred shareholders	(2,879)	(2,879)	0	0.0%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$624	$2,445	(1,821)	(74.5%)

Revenues.  Revenues for the three months ended January 31, 2014 were $67.6 million compared to $63.1 million in the three months ended January 31, 2013, an increase of $4.5 million or 7.2%. The increase in revenue for the three months ended January 31, 2014 resulted both from properties acquired and development projects placed in service in Fiscal 2014 and 2013 and from stabilized properties, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months ended January 31, 2014
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in Fiscal 2014	$1,370
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in Fiscal 2013 in excess of that received in Fiscal 2013 from the same properties	1,255
Increase in rent on stabilized properties due primarily to increased rental revenue and tenant reimbursements in the commercial office and healthcare segments and increased rental rates in the multi-family residential segment(1)	1,924
Net increase in total revenue	$4,549
(1)	See analysis of NOI by segment on pages 38-42 of the MD&A for additional information.
Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 13.4% to $16.7 million in the third quarter of fiscal year 2014, compared to $14.8 million in the same period of the prior fiscal year. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements.
Utilities.  Utilities increased by 8.3% to $5.0 million in the third quarter of fiscal year 2014, compared to $4.7 million in the same period of the prior fiscal year. An increase of $301,000 was attributable to the addition of new income producing real estate properties while stabilized properties realized an increase of $86,000 compared to the prior year.
Maintenance.  Maintenance expenses increased by 5.0% to $7.8 million in the third quarter of fiscal year 2014, compared to $7.5 million in the same period of the prior fiscal year.  An increase of $301,000 was attributable to the addition of new income producing real estate properties while stabilized properties realized an increase of $73,000 compared to the prior year.
Real Estate Taxes.  Real estate taxes decreased by 6.2% to $7.7 million in the third quarter of fiscal year 2014, compared to $8.2 million in the same period of the prior fiscal year. Stabilized properties in North Dakota realized a decrease of $877,000 primarily due to a state-paid property tax relief credit legislated by the State of North Dakota.  This decrease was offset by an increase in real estate taxes of $34,000 at stabilized properties not located in North Dakota and an increase in real estate taxes attributable to the addition of new income producing real estate properties of $333,000.
Insurance.  Insurance expense increased by 16.1% to $1.2 million in the third quarter of fiscal year 2014, compared to approximately $1.0 million in the same period of the prior fiscal year. Approximately $85,000 of the increase was attributable to increased premiums offset by decreased self-insurance claims at existing properties.  The balance was attributable to the addition of new income-producing real estate properties.
Property Management Expenses.  Property management expenses increased by 6.3% to $4.1 million in the third quarter of fiscal year 2014, compared to $3.8 million in the same period of the prior fiscal year. An increase of $272,000 was attributable to the addition of new income-producing real estate properties while stabilized properties realized a decrease of $32,000 compared to the prior year.
Other Property Expenses.  Other property expense, consisting of bad debt provision expense, decreased by 38.0% to approximately $124,000 in the third quarter of fiscal year 2014, compared to approximately $200,000 in the same period of the prior fiscal year.
Administrative Expenses.  Administrative expenses increased by 18.5% to $2.5 million in the third quarter of fiscal year 2014, compared to $2.1 million in the same period of the prior fiscal year. This change was primarily due to an increase of approximately $259,000 in noncash executive compensation and an increase of approximately $111,000 in salary expense related to high labor costs in our energy-impacted markets.

Advisory and Trustee Services.  Advisory and trustee services expense increased by 19.6% to approximately $183,000 in the third quarter of fiscal year 2014, compared to approximately $153,000 in the same period of the prior fiscal year.
Other Expenses.  Other expenses decreased 41.2% to approximately $273,000 in the third quarter of fiscal year 2014, compared to approximately $464,000 in the same period of the prior fiscal year.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments increased 2.3% in the third quarter of fiscal year 2014 to approximately $756,000, compared to approximately $739,000 in the same period of the prior fiscal year.
Impairment of Real Estate Investments.  During the three months ended January 31, 2014, the Company incurred a loss of $4.8 million due to the impairment of a commercial industrial property. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Gain on Involuntary Conversion.  During the third quarter of fiscal year 2014, the Company recognized a gain on involuntary conversion of $1.5 million. No gain on involuntary conversion was recognized in the third quarter of fiscal year 2013. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Interest Expense.  The Company's mortgage interest expense decreased approximately $600,000, or 4.1%, to $14.2 million during the third quarter of fiscal year 2014, compared to $14.8 million in the third quarter of fiscal year 2013. Mortgage interest expense for properties newly acquired in fiscal years 2014 and 2013 added approximately $243,000 to our total mortgage interest expense in the three months ended January 31, 2014, while mortgage interest expense on existing properties decreased approximately $842,000 for the three months ended January 31, 2014, compared to the same period of fiscal year 2013. The decrease in mortgage interest expense is due primarily to loan payoffs in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on our line of credit, which totaled approximately $164,000 in the three months ended January 31, 2014, and $132,000 in the same period of the prior fiscal year. Mortgage interest expense and interest expense on our line of credit are all components of "Interest expense" on our Condensed Consolidated Statements of Operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit and construction loans) was 5.48% as of January 31, 2014 and 5.65% as of January 31, 2013. Our mortgage debt on January 31, 2014 decreased $40.7 million or 3.9% from April 30, 2013. Mortgage debt does not include our multi-bank line of credit or our construction loans which appear on our Condensed Consolidated Balance Sheets in "Revolving line of credit" and "Other," respectively.
In addition to IRET's mortgage interest expense, the Company incurs interest expense for a line of credit, construction loans, a financing liability, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the three months ended January 31, 2014 and 2013 these amounts were approximately $973,000 and $441,000, respectively, for a total interest expense for the three months ended January 31, 2014 and 2013 of $15.1 million and $15.2 million, a decrease of approximately $67,000.
Interest Income and Other Income.  The Company recorded interest income in the third quarter of fiscal years 2014 and 2013 of approximately $573,000 and $70,000, respectively. The increase was primarily due to interest earned on a contract for deed. See the Proceeds from Financing Liability section of Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information. Other income consists of real estate tax appeal refunds and other miscellaneous income. The Company earned other income in the third quarter of fiscal years 2014 and 2013 of approximately $167,000 and $185,000, respectively.
Income from Discontinued Operations.  Income from discontinued operations was approximately $465,000 in the third quarter of fiscal year 2014, compared to $1.6 million in the same period of the prior fiscal year. The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the third quarter of fiscal year 2014, the Company sold two multi-family residential properties, three commercial industrial properties and two commercial retail properties. During the third quarter of fiscal year 2013, IRET sold one multi-family residential property. Four condominium units continued to be classified as held for sale at January 31, 2013. The Company realized a gain on sale of discontinued operations of approximately $358,000 in the third quarter of fiscal year 2014, compared to a gain of approximately $772,000 on sale of discontinued operations in the third quarter of fiscal year 2013. Properties sold in the third quarters of fiscal years 2014 and 2013 are detailed below in the section captioned "Property Dispositions." See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.

Net Income.  Net income available to common shareholders for the third quarter of fiscal year 2014 was approximately $624,000, compared to $2.4 million in the third quarter of fiscal year 2013. On a per common share basis, net income was $.00 per common share in the third quarter of fiscal year 2014, compared to $.03 in the same period of the prior fiscal year.
Consolidated Results of Operations for the Nine Months Ended January 31, 2014 and 2013
The discussion that follows is based on our consolidated results of operations for the nine months ended January 31, 2014 and 2013.
	(in thousands, except percentages)
	Nine Months Ended January 31
	2014	2013	$ Change	% Change
Real estate rentals	$164,256	$152,042	$12,214	8.0%
Tenant reimbursement	34,243	31,832	2,411	7.6%
TOTAL REVENUE	198,499	183,874	14,625	8.0%
Depreciation/amortization related to real estate investments	51,156	44,273	6,883	15.5%
Utilities	15,173	13,568	1,605	11.8%
Maintenance	22,719	20,895	1,824	8.7%
Real estate taxes	24,415	23,782	633	2.7%
Insurance	3,904	2,798	1,106	39.5%
Property management expenses	12,383	11,293	1,090	9.7%
Other property expenses	304	766	(462)	(60.3%)
Administrative expenses	7,313	5,970	1,343	22.5%
Advisory and trustee services	629	432	197	45.6%
Other expenses	1,630	1,496	134	9.0%
Amortization related to non-real estate investments	2,500	2,232	268	12.0%
Impairment of real estate investments	4,798	0	4,798	n/a
TOTAL EXPENSES	146,924	127,505	19,419	15.2%
Gain on involuntary conversion	2,480	2,263	217	9.6%
Operating income	54,055	58,632	(4,577)	(7.8%)
Interest expense	(44,525)	(46,554)	2,029	(4.4%)
Interest income	1,346	176	1,170	664.8%
Other income	256	424	(168)	(39.6%)
Income from continuing operations	11,132	12,678	(1,546)	(12.2%)
Income from discontinued operations	6,450	5,481	969	17.7%
NET INCOME	17,582	18,159	(577)	(3.2%)
Net income attributable to noncontrolling interests – Operating Partnership	(1,406)	(2,097)	691	(33.0%)
Net income attributable to noncontrolling interests – consolidated real estate entities	(808)	(547)	(261)	47.7%
Net income attributable to Investors Real Estate Trust	15,368	15,515	(147)	(0.9%)
Dividends to preferred shareholders	(8,636)	(6,350)	(2,286)	36.0%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,732	$9,165	(2,433)	(26.5%)

Revenues.  Revenues for the nine months ended January 31, 2014 were $198.5 million compared to $183.9 million in the nine months ended January 31, 2013, an increase of $14.6 million or 8.0%. The increase in revenue for the nine months ended January 31, 2014 resulted both from properties acquired and development projects placed in service in Fiscal 2014 and 2013 and from stabilized properties, as shown in the table below.
(in thousands)
Increase in Total Revenue Nine Months ended January 31, 2014
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in Fiscal 2014	$2,436
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in Fiscal 2013 in excess of that received in Fiscal 2013 from the same properties	5,862
Increase in rent on stabilized properties due primarily to increased rental revenue and tenant reimbursements in the commercial office and healthcare segments and increased rental rates in the multi-family residential segment (1)	6,327
Net increase in total revenue	$14,625
(1)	See analysis of NOI by segment on pages 44-48 of the MD&A for additional information.
Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 15.5% to $51.2 million in the nine months ended January 31, 2014, compared to $44.3 million in the same period of the prior fiscal year. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements and a change in the lives of several intangible assets due to a change in lease terms.
Utilities.  Utilities increased by 11.8% to $15.2 million in the nine months ended January 31, 2014 compared to $13.6 million in the same period of the prior fiscal year. This increase was primarily attributable to increased electricity costs due to rate increases of $510,000 and increased natural gas costs of $304,000 at existing properties.  The balance of the increase was primarily due to the addition of new income-producing real estate properties.
Maintenance.  Maintenance expenses increased by 8.7% to $22.7 million in the nine months ended January 31, 2014 compared to $20.9 million in the same period of the prior fiscal year. The addition of new income-producing real estate properties accounted for approximately $971,000 of this increase while $584,000 of the increase was the result of additional snow removal costs. The remainder of the increase was primarily due to more general maintenance items being completed during the nine months ended January 31, 2014 compared to the same period of the prior fiscal year.
Real Estate Taxes.  Real estate taxes increased by 2.7% to $24.4 million in the nine months ended January 31, 2014 compared to $23.8 million in the same period of the prior fiscal year. The addition of new income-producing real estate properties accounted for an increase of $900,000 while stabilized properties not located in North Dakota realized an increase in real estate taxes of $517,000.  These increases were offset by a decrease in real estate taxes at stabilized properties in North Dakota of $784,000 which was due primarily to a state-paid property tax relief credit legislated by the State of North Dakota
Insurance.  Insurance expense increased by 39.5% to $3.9 million in the nine months ended January 31, 2014 compared to $2.8 million in the same period of the prior fiscal year. Approximately $467,000 of the increase was attributable to self-insurance claims and approximately $454,000 of the increase was due to increased premiums at existing properties, while the balance was attributable to the addition of new income-producing real estate properties.
Property Management Expenses.  Property management expenses increased by 9.7% to $12.4 million in the nine months ended January 31, 2014, compared to $11.3 million in the same period of the prior fiscal year. An increase of $869,000 was attributable to the addition of new income-producing real estate properties.  The existing properties realized an increase of $221,000 compared to the prior year which was primarily due to increased labor and benefit costs.
Other Property Expenses.  Other property expense, consisting of bad debt provision expense, decreased by 60.3% to approximately $304,000 in the nine months ended January 31, 2014, compared to approximately $766,000 in the same period of the prior fiscal year, primarily due to a decrease in receivables that were deemed to be uncollectible.

Administrative Expenses.  Administrative expenses increased by 22.5% to $7.3 million in the nine months ended January 31, 2014, compared to $6.0 million in the same period of the prior fiscal year. This change was primarily due to an increase of approximately $809,000 in noncash executive compensation and an increase of approximately $414,000 in salary expense related to high labor costs in our energy-impacted markets.
Advisory and Trustee Services.  Advisory and trustee services expense increased by 45.6% to approximately $629,000 in the nine months ended January 31, 2014, compared to approximately $432,000 in the same period of the prior fiscal year.
Other Expenses.  Other expenses increased 9.0% to $1.6 million in the nine months ended January 31, 2014, compared to $1.5 million in the same period of the prior fiscal year.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments increased 12.0% to $2.5 million in the nine months ended January 31, 2014, compared to $2.2 million in the same period of the prior fiscal year, primarily due to the amortization of new leasing commissions.
Impairment of Real Estate Investments.  During the nine months ended January 31, 2014, the Company incurred a loss of $4.8 million due to the impairment of a commercial industrial property. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Gain on Involuntary Conversion.  During the nine months ended January 31, 2014 and 2013, the Company recognized a gain on involuntary conversion of $2.5 million and $2.3 million, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Interest Expense.  The Company's mortgage interest expense decreased $1.8 million, or 4.0%, to $42.5 million during the nine months ended January 31, 2014, compared to $44.3 for the same period of the prior fiscal year. Mortgage interest expense for properties newly acquired in fiscal years 2014 and 2013 added $1.0 million to our total mortgage interest expense in the nine months ended January 31, 2014, while mortgage interest expense on existing properties decreased $2.8 million for the nine months ended January 31, 2014, compared to the same period of fiscal year 2013. The decrease in mortgage interest expense is due primarily to loan payoffs in our stabilized properties portfolio. The mortgage interest expense category does not include interest expense on our line of credit, which totaled approximately $427,000 in the nine months ended January 31, 2014, and $838,000 in the same period of the prior fiscal year. Mortgage interest expense and interest expense on our line of credit are all components of "Interest expense" on our Condensed Consolidated Statements of Operations. Our overall weighted average interest rate on all outstanding mortgage debt (excluding borrowings under our secured line of credit and construction loans) was 5.48% as of January 31, 2014 and 5.65% as of January 31, 2013. Our mortgage debt on January 31, 2014 decreased $40.7 million or 3.9% from April 30, 2013. Mortgage debt does not include our multi-bank line of credit or our construction loans which appear on our Condensed Consolidated Balance Sheets in "Revolving line of credit" and "Other," respectively.
In addition to IRET's mortgage interest expense, the Company incurs interest expense for a line of credit, construction loans, a financing liability, amortization of loan costs, security deposits, and special assessments offset by capitalized construction interest. For the nine months ended January 31, 2014 and 2013 these amounts were $2.0 million and $2.3 million, respectively, for a total interest expense for the nine months ended January 31, 2014 and 2013 of $44.5 million and $46.6 million, a decrease of $2.1 million.
Interest Income and Other Income.  The Company recorded interest income in the nine months ended January 31, 2014 and 2013 of $1.3 million and approximately $176,000, respectively. The increase was primarily due to interest earned on a contract for deed. See the Proceeds from Financing Liability section of Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information. Other income consists of real estate tax appeal refunds and other miscellaneous income. The Company earned other income in the nine months ended January 31, 2014 and 2013 of approximately $256,000 and $424,000, respectively.
Income from Discontinued Operations.  Income from discontinued operations was $6.5 million in the nine months ended January 31, 2014, compared to $5.5 million in the same period of the prior fiscal year. The Company reports in discontinued operations the results of operations of a property that has either been disposed of or is classified as held for sale. The Company also reports any gains or losses from the sale of a property in discontinued operations. During the nine months ended January 31, 2014, the Company sold two multi-family residential properties, three commercial office properties, twelve commercial industrial properties and three commercial retail properties. During the nine months ended January 31, 2013, the Company sold three multi-family residential properties, one commercial retail property and four condominium units. Four condominium units continued to be classified as held for sale at January 31, 2013. The Company realized a gain on sale of discontinued operations of $7.0 million in the nine months ended January 31, 2014, compared to a gain of $3.5 million on sale of discontinued operations in the same period of the prior fiscal year. Properties sold in the nine months ended January 31, 2014 and 2013 are detailed below in the section captioned "Property Dispositions." See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net Income.  Net income available to common shareholders for the nine months ended January 31, 2014 was $6.7 million, compared to $9.2 million in the same period of the prior fiscal year. On a per common share basis, net income was $.06 per common share in the nine months ended January 31, 2014, compared to $.10 per common share in the same period of the prior fiscal year.
Physical Occupancy
Physical occupancy as of January 31, 2014 compared to January 31, 2013 increased in two of our five reportable segments (commercial office and commercial healthcare), decreasing in our multi-family residential, commercial industrial and commercial retail segments, on a stabilized basis and an all-property basis. The decrease of 7.6% in physical occupancy in our commercial industrial segment was due to the expiration of a single lease for 147,600 square feet at our Eagan, Minnesota property in the fourth quarter of fiscal year 2013.  At January 31, 2014 our stabilized industrial commercial segment was comprised of six properties, five of which were 100% occupied and the Eagan, Minnesota property which was approximately 15% occupied. Physical occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.
Physical Occupancy Levels on a Stabilized Property and All Property Basis:
	Stabilized Properties		All Properties
	As of January 31,		As of January 31,
Segments	2014	2013	2014	2013
Multi-Family Residential	93.5%	94.5%	91.8%	93.5%
Commercial Office	80.4%	78.9%	80.4%	78.9%
Commercial Healthcare	96.4%	94.9%	96.5%	94.8%
Commercial Industrial	85.6%	93.2%	86.2%	94.4%
Commercial Retail	86.9%	88.3%	86.9%	88.3%
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
The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for the three and nine months ended January 31, 2014 and 2013.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
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

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013
All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three months ended January 31, 2014 and 2013.
	(in thousands, except percentages)
	Three Months Ended January 31
	2014	2013	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$60,629	$58,705	$1,924	3.3%
Non-stabilized(1)	7,000	4,375	2,625	60.0%
Total	$67,629	$63,080	$4,549	7.2%

Real estate expenses
Stabilized	$23,202	$23,916	$(714)	(3.0%)
Non-stabilized(1)	2,725	1,432	1,293	90.3%
Total	$25,927	$25,348	$579	2.3%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized(1)	1,514	0	1,514	n/a
Total	$1,514	$0	$1,514	n/a

Net operating income
Stabilized	$37,427	$34,789	$2,638	7.6%
Non-stabilized(1)	5,789	2,943	2,846	96.7%
Total	$43,216	$37,732	$5,484	14.5%
Depreciation/amortization	(17,489)	(15,493)
Administrative, advisory and trustee services	(2,662)	(2,245)
Other expenses	(273)	(464)
Impairment of real estate investments	(4,798)	0
Interest expense	(15,130)	(15,197)
Interest and other income	740	255
Income from continuing operations	3,604	4,588
Income from discontinued operations(2)	465	1,565
Net income	$4,069	$6,153

(1)	Non-stabilized properties consist of the following properties (re-development and in-service development properties are listed in bold type):
FY2014 -	Multi-Family Residential -
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
Total number of units, 2,315.

	Commercial Healthcare -	Jamestown Medical Office Building, Jamestown, ND and Legends at Heritage Place, Sartell, MN. Total rentable square footage, 143,396.
	Commercial Industrial -	Minot IPS, Minot, ND and Stone Container, Roseville, MN. Total rentable square footage, 45,448.
	Commercial Retail -	Arrowhead First International Bank, Minot, ND. Total rentable square footage, 3,702.

FY2013 -	Multi-Family Residential -
Chateau I, Minot, ND; Colonial Villa, Burnsville, MN; Colony, Lincoln, NE; Lakeside Village, Lincoln, NE; Ponds at Heritage, Sartell, MN; Quarry Ridge II, Rochester, MN; Villa West, Topeka, KS and Williston Garden, Williston, ND.
Total number of units, 1,382.

	Commercial Healthcare -	Jamestown Medical Office Building, Jamestown, ND. Total rentable square footage, 45,222.
	Commercial Industrial -	Minot IPS, Minot, ND and Stone Container, Roseville, MN. Total rentable square footage, 256,639.

(2)	Discontinued operations include gain on disposals and income from operations for:

2014 Dispositions – Anoka Strip Center, API Building, Bloomington Business Plaza, Bodycote Industrial Building, Brooklyn Park 7401 Boone Ave, Burnsville 2 Strip Center, Cedar Lake Business Center, Clive 2075 NW 94th Street, Dixon Avenue Industrial Park, Eagan Community, East Park, Fargo 1320 45th Street N, Lighthouse, Metal Improvement Company, Minnetonka 13600 County Road 62, Nicollet VII, Pillsbury Business Center, Roseville 2929 Long Lake Road, Sycamore Village and Winsted Industrial Building.

2013 Dispositions – Candlelight, Georgetown Square Condominiums, Kentwood Thomasville Furniture, Prairiewood Meadows, Stevens Point and Terrace on the Green.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $451,000 in the three months ended January 31, 2014 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided the ability to raise rents, and accordingly a $410,000 increase was realized due to rental rate increases. Other fee revenue items combined increased by $41,000.
Real estate expenses at stabilized properties decreased by $419,000 in the three months ended January 31, 2014 compared to the same period in the prior fiscal year. The primary factor was decreased real estate tax expenses of $439,000 resulting from a state paid property tax relief credit legislated by the State of North Dakota. Utilities, maintenance, property management, insurance and other property expenses increased by a combined $20,000.

	(in thousands, except percentages)
	Three Months Ended January 31,
	2014	2013	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$19,352	$18,901	$451	2.4%
Non-stabilized	6,496	3,958	2,538	64.1%
Total	$25,848	$22,859	$2,989	13.1%

Real estate expenses
Stabilized	$8,434	$8,853	$(419)	(4.7%)
Non-stabilized	2,564	1,355	1,209	89.2%
Total	$10,998	$10,208	$790	7.7%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized	1,514	0	1,514	n/a
Total	$1,514	$0	$1,514	n/a

Net operating income
Stabilized	$10,918	$10,048	$870	8.7%
Non-stabilized	5,446	2,603	2,843	109.2%
Total	$16,364	$12,651	$3,713	29.3%

Occupancy	2014	2013
Stabilized	93.5%	94.5%
Non-stabilized	85.3%	87.4%
Total	91.8%	93.5%

Number of Units	2014	2013
Stabilized	8,410	8,410
Non-stabilized	2,315	1,382
Total	10,725	9,792

Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by $348,000 in the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013. The increase in revenue was due primarily to an increase in real estate rental revenue of $209,000 which was the result of increased occupancy.  Tenant reimbursements increased by $139,000 also as the result of increased occupancy.
Real estate expenses at stabilized properties decreased by $233,000 in the third quarter of fiscal year 2014 compared to the third quarter of fiscal 2013. The primary factor was decreased real estate tax expenses of $258,000 resulting from a state tax paid property tax relief credit legislated by the State of North Dakota.  Utilities, maintenance, property management, insurance and other property expenses increased by a combined $25,000.
	(in thousands, except percentages)
	Three Months Ended January 31,
	2014	2013	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$19,394	$19,046	$348	1.8%
Non-stabilized	0	0	0	0.0%
Total	$19,394	$19,046	$348	1.8%

Real estate expenses
Stabilized	$9,037	$9,270	$(233)	(2.5%)
Non-stabilized	0	0	0	0.0%
Total	$9,037	$9,270	$(233)	(2.5%)

Net operating income
Stabilized	$10,357	$9,776	$581	5.9%
Non-stabilized	0	0	0	0.0%
Total	$10,357	$9,776	$581	5.9%

Occupancy	2014	2013
Stabilized	80.4%	78.9%
Non-stabilized	n/a	n/a
Total	80.4%	78.9%

Rentable Square Footage	2014	2013
Stabilized	4,831,463	4,828,285
Non-stabilized	0	0
Total	4,831,463	4,828,285

Commercial Healthcare
Real estate revenue from stabilized properties in our commercial healthcare segment increased by $1.1 million in the three months ended January 31, 2014 compared to the same period in the prior fiscal year. Real estate rental revenue increased by $524,000 due to an increase in percentage rent income at our Edgewood Vista assisted living portfolio and by $228,000 due to increased occupancy.  Tenant reimbursements also increased by $348,000 due to increased occupancy.
Real estate expenses from stabilized properties decreased by $53,000 in the three months ended January 31, 2014 compared to the same period in the prior fiscal year. The decrease in expenses was caused by a decrease in property management expenses of $115,000 which was primarily due to a decrease in property management fees.  This decrease in property management fees was the result of six properties that were previously managed by a third party fee manager being converted to internal property management by IRET effective March 1, 2013.  Other real estate expenses combined increased by $62,000.
	(in thousands, except percentages)
	Three Months Ended January 31,
	2014	2013	$ Change	% Change
Commercial Healthcare

Real estate revenue
Stabilized	$16,969	$15,869	$1,100	6.9%
Non-stabilized	273	83	190	228.9%
Total	$17,242	$15,952	$1,290	8.1%

Real estate expenses
Stabilized	$4,064	$4,117	$(53)	(1.3%)
Non-stabilized	56	11	45	409.1%
Total	$4,120	$4,128	$(8)	(0.2%)

Net operating income
Stabilized	$12,905	$11,752	$1,153	9.8%
Non-stabilized	217	72	145	201.4%
Total	$13,122	$11,824	$1,298	11.0%

Occupancy	2014	2013
Stabilized	96.4%	94.9%
Non-stabilized	97.4%	91.7%
Total	96.5%	94.8%

Rentable Square Footage	2014	2013
Stabilized	2,910,994	2,910,800
Non-stabilized	143,396	45,222
Total	3,054,390	2,956,022

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by $62,000 in the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013. The increase was primarily due to an increase in real estate rental revenue of $29,000 which was the result of an increase in average occupancy throughout the period. Tenant reimbursements also increased by $33,000 due to increased average occupancy. The decrease in physical occupancy as of January 31, 2014 when compared to January 31, 2013 was due to the expiration of a single lease for 147,600 square feet at our Eagan, Minnesota property in the fourth quarter of fiscal year 2013.  At January 31, 2014 our stabilized industrial commercial segment was comprised of six properties, five of which were 100% occupied and the Eagan, Minnesota property which was approximately 15% occupied.
Real estate expenses from stabilized properties decreased by $27,000 in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The decrease was primarily due to a decrease in utilities expenses of $36,000 caused by decreased electricity costs.  Maintenance, property management, real estate taxes, insurance and other property expenses increased by a combined $9,000.
	(in thousands, except percentages)
	Three Months Ended January 31,
	2014	2013	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$1,466	$1,404	$62	4.4%
Non-stabilized	198	334	(136)	(40.7%)
Total	$1,664	$1,738	$(74)	(4.3%)

Real estate expenses
Stabilized	$399	$426	$(27)	(6.3%)
Non-stabilized	94	66	28	42.4%
Total	$493	$492	$1	0.2%

Net operating income
Stabilized	$1,067	$978	$89	9.1%
Non-stabilized	104	268	(164)	(61.2%)
Total	$1,171	$1,246	$(75)	(6.0%)

Occupancy	2014	2013
Stabilized	85.6%	93.2%
Non-stabilized	100.0%	100.0%
Total	86.2%	94.4%

Rentable Square Footage	2014	2013
Stabilized	1,173,263	1,173,263
Non-stabilized	45,448	256,639
Total	1,218,711	1,429,902

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment decreased by $37,000 in the three months ended January 31, 2014 compared to the same period in the prior fiscal year.  The overall decrease in revenue was due to decreased tenant reimbursements of $124,000 which were caused by a decrease in recoverable operating expenses.  Rental real estate revenue increased by $87,000 due primarily to an increase in rental rates.
Real estate expenses from stabilized properties increased by $18,000 in the three months ended January 31, 2014 compared to the same period in the prior fiscal year.  The primary factor was decreased real estate tax expenses of $88,000 resulting from a state paid property tax relief credit legislated by the State of North Dakota. Utilities, maintenance, property management, insurance and other property expenses increased by a combined $106,000.

	(in thousands, except percentages)
	Three Months Ended January 31,
	2014	2013	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$3,448	$3,485	$(37)	(1.1%)
Non-stabilized	33	0	33	n/a
Total	$3,481	$3,485	$(4)	(0.1%)

Real estate expenses
Stabilized	$1,268	$1,250	$18	1.4%
Non-stabilized	11	0	11	n/a
Total	$1,279	$1,250	$29	2.3%

Net operating income
Stabilized	$2,180	$2,235	$(55)	(2.5%)
Non-stabilized	22	0	22	n/a
Total	$2,202	$2,235	$(33)	(1.5%)

Occupancy	2014	2013
Stabilized	86.9%	88.3%
Non-stabilized	100.0%	n/a
Total	86.9%	88.3%

Rentable Square Footage	2014	2013
Stabilized	1,304,620	1,304,460
Non-stabilized	3,702	0
Total	1,308,322	1,304,460

Nine Months Ended January 31, 2014 Compared to Nine Months Ended January 31, 2013
All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the nine months ended January 31, 2014 and 2013.
	(in thousands, except percentages)
	Nine Months Ended January 31
	2014	2013	$ Change	% Change
All Segments

Real estate revenue
Stabilized	$178,756	$172,429	$6,327	3.7%
Non-stabilized(1)	19,743	11,445	8,298	72.5%
Total	$198,499	$183,874	$14,625	8.0%

Real estate expenses
Stabilized	$71,617	$69,371	$2,246	3.2%
Non-stabilized(1)	7,281	3,731	3,550	95.1%
Total	$78,898	$73,102	$5,796	7.9%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized(1)	2,480	2,263	217	9.6%
Total	$2,480	$2,263	$217	9.6%

Net operating income
Stabilized	$107,139	$103,058	$4,081	4.0%
Non-stabilized(1)	14,942	9,977	4,965	49.8%
Total	$122,081	$113,035	$9,046	8.0%
Depreciation/amortization	(53,656)	(46,505)
Administrative, advisory and trustee services	(7,942)	(6,402)
Other expenses	(1,630)	(1,496)
Impairment of real estate investments	(4,798)	0
Interest expense	(44,525)	(46,554)
Interest and other income	1,602	600
Income from continuing operations	11,132	12,678
Income from discontinued operations(2)	6,450	5,481
Net income	$17,582	$18,159
(1)	See list of non-stabilized properties on page 37 of the MD&A.
(2)	See list of discontinued operations on page 37 of the MD&A.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from stabilized properties in our multi-family residential segment increased by $1.7 million in the nine months ended January 31, 2014 compared to the same period in the prior fiscal year. The continued high occupancy levels provided the ability to raise rents, and accordingly a $1.6 million increase was realized due to rental rate increases. Other fee revenue items combined increased by $31,000.
Real estate expenses at stabilized properties increased by $1.4 million in the nine months ended January 31, 2014 compared to the same period in the prior fiscal year. The factors were increased property management expenses of $560,000; increased maintenance expenses of $515,000; increased utility expenses of $449,000 and increased insurance expenses of $417,000; offset by decreases in real estate taxes of $412,000 and other property expenses of $90,000. The increase in property management expense was attributable to increased labor and benefit costs of property management employees. The increase in maintenance expense was primarily due to increased snow removal costs and more general maintenance items being completed during the period across the entire portfolio. The increase in utilities expense was primarily due to higher natural gas and electricity costs and was spread throughout the entire portfolio while the increase in insurance expense was due to the increase in deductibles paid due to insurance claims losses.  Real estate tax expenses decreased by $412,000 primarily due to a state paid property tax relief credit legislated by the State of North Dakota.

	(in thousands, except percentages)
	Nine Months Ended January 31,
	2014	2013	$ Change	% Change
Multi-Family Residential

Real estate revenue
Stabilized	$57,945	$56,285	$1,660	2.9%
Non-stabilized	17,714	10,473	7,241	69.1%
Total	$75,659	$66,758	$8,901	13.3%

Real estate expenses
Stabilized	$26,212	$24,773	$1,439	5.8%
Non-stabilized	6,794	3,511	3,283	93.5%
Total	$33,006	$28,284	$4,722	16.7%

Gain on involuntary conversion
Stabilized	$0	$0	$0	0.0%
Non-stabilized	2,480	2,263	217	9.6%
Total	$2,480	$2,263	$217	9.6%

Net operating income
Stabilized	$31,733	$31,512	$221	0.7%
Non-stabilized	13,400	9,225	4,175	45.3%
Total	$45,133	$40,737	$4,396	10.8%

Occupancy	2014	2013
Stabilized	93.5%	94.5%
Non-stabilized	85.3%	87.4%
Total	91.8%	93.5%

Number of Units	2014	2013
Stabilized	8,410	8,410
Non-stabilized	2,315	1,382
Total	10,725	9,792

Commercial Office
Real estate revenue from stabilized properties in our commercial office segment increased by $1.9 million in the nine months ended January 31, 2014 compared to the same period in the prior fiscal year. The increase in revenue was due to increased tenant reimbursements of $1.1 million resulting from increased occupancy and recoverable operating expenses, and an increase of $798,000 in real estate rental revenue due to increased occupancy.
Real estate expenses at stabilized properties increased by $724,000 in the nine months ended January 31, 2014 when compared to the same period of the prior fiscal year.  The primary factors were an increase in maintenance expenses of $445,000 and an increase in utilities expenses of $385,000. The increase in maintenance expense was primarily due to increased snow removal costs and more general maintenance items being completed during the period across the entire portfolio while the increased utilities expenses were the result of higher electricity costs. Property management, real estate tax, insurance and other property expenses decreased by a combined $106,000.
	(in thousands, except percentages)
	Nine Months Ended January 31,
	2014	2013	$ Change	% Change
Commercial Office

Real estate revenue
Stabilized	$58,075	$56,214	$1,861	3.3%
Non-stabilized	0	0	0	0.0%
Total	$58,075	$56,214	$1,861	3.3%

Real estate expenses
Stabilized	$28,315	$27,591	$724	2.6%
Non-stabilized	0	0	0	0.0%
Total	$28,315	$27,591	$724	2.6%

Net operating income
Stabilized	$29,760	$28,623	$1,137	4.0%
Non-stabilized	0	0	0	0.0%
Total	$29,760	$28,623	$1,137	4.0%

Occupancy	2014	2013
Stabilized	80.4%	78.9%
Non-stabilized	n/a	n/a
Total	80.4%	78.9%

Rentable Square Footage	2014	2013
Stabilized	4,831,463	4,828,285
Non-stabilized	0	0
Total	4,831,463	4,828,285

Commercial Healthcare
Real estate revenue from stabilized properties in our commercial healthcare segment increased by $2.3 million in the nine months ended January 31, 2014 compared to the same period in the prior fiscal year. Real estate rental revenue increased by $524,000 due to an increase in percentage rent income at our Edgewood Vista assisted living portfolio and by $583,000 due to increased occupancy.  Tenant reimbursements also increased by $1.2 million due to increased occupancy.
Real estate expenses from stabilized properties decreased by $62,000 in the nine months ended January 31, 2014 compared to the same period in the prior fiscal year. The decrease in expenses was primarily caused by a decrease in property management expenses of $395,000; offset by an increase in real estate tax and insurance expenses combined of $228,000. The decrease in property management expenses was  primarily due to a decrease in property management fees, which was the result of six properties that were previously managed by a third party fee manager being converted to internal property management by IRET effective March 1, 2013. Utilities, maintenance and other property expenses increased by a combined $105,000.
	(in thousands, except percentages)
	Nine Months Ended January 31,
	2014	2013	$ Change	% Change
Commercial Healthcare

Real estate revenue
Stabilized	$48,470	$46,203	$2,267	4.9%
Non-stabilized	870	83	787	948.2%
Total	$49,340	$46,286	$3,054	6.6%

Real estate expenses
Stabilized	$12,313	$12,375	$(62)	(0.5%)
Non-stabilized	221	12	209	1741.7%
Total	$12,534	$12,387	$147	1.2%

Net operating income
Stabilized	$36,157	$33,828	$2,329	6.9%
Non-stabilized	649	71	578	814.1%
Total	$36,806	$33,899	$2,907	8.6%

Occupancy	2014	2013
Stabilized	96.4%	94.9%
Non-stabilized	97.4%	91.7%
Total	96.5%	94.8%

Rentable Square Footage	2014	2013
Stabilized	2,910,994	2,910,800
Non-stabilized	143,396	45,222
Total	3,054,390	2,956,022

Commercial Industrial
Real estate revenue from stabilized properties in our commercial industrial segment increased by $403,000 in the nine months ended January 31, 2014 when compared to the same period in the prior fiscal year. The increase was primarily due to an increase in real estate rental revenue of $274,000 which was the result of an increase in the average tenant occupancy throughout the period. Tenant reimbursements increased by $129,000 due to increased recoverable operating expenses and the increased average tenant occupancy. The decrease in physical occupancy as of January 31, 2014 when compared to January 31, 2013 is due to the expiration of a single lease for 147,600 square feet at our Eagan, Minnesota property in the fourth quarter of fiscal year 2013.  At January 31, 2014 our stabilized industrial commercial segment was comprised of six properties, five of which were 100% occupied and the Eagan, Minnesota property which was approximately 15% occupied.
Real estate expenses from stabilized properties increased by $52,000 in the nine months ended January 31, 2014 when compared to the same period in the prior fiscal year.  The increase was primarily due to an increase in real estate taxes and insurance expense combined of $80,000.  Other real estate expenses combined decreased by $28,000.
	(in thousands, except percentages)
	Nine Months Ended January 31,
	2014	2013	$ Change	% Change
Commercial Industrial

Real estate revenue
Stabilized	$4,218	$3,815	$403	10.6%
Non-stabilized	1,055	889	166	18.7%
Total	$5,273	$4,704	$569	12.1%

Real estate expenses
Stabilized	$1,194	$1,142	$52	4.6%
Non-stabilized	253	208	45	21.6%
Total	$1,447	$1,350	$97	7.2%

Net operating income
Stabilized	$3,024	$2,673	$351	13.1%
Non-stabilized	802	681	121	17.8%
Total	$3,826	$3,354	$472	14.1%

Occupancy	2014	2013
Stabilized	85.6%	93.2%
Non-stabilized	100.0%	100.0%
Total	86.2%	94.4%

Rentable Square Footage	2014	2013
Stabilized	1,173,263	1,173,263
Non-stabilized	45,448	256,639
Total	1,218,711	1,429,902

Commercial Retail
Real estate revenue from stabilized properties in our commercial retail segment increased by $136,000 in the nine months ended January 31, 2014 compared to the same period in the prior fiscal year.  The primary factor was an increase in real estate rental revenue of $146,000 due to increased rental rates.  Tenant reimbursements decreased by $10,000.
Real estate expenses from stabilized properties increased by $93,000 in the nine months ended January 31, 2014 compared to the same period in the prior fiscal year.  The primary factor was an increase in property management expenses of $138,000.  The increase in property management expenses was primarily due to space planning costs at our Forest Lake Westlake property which were incurred to renovate a large single tenant space into more desirable multi-tenant spaces.  Other real estate expenses combined decreased by $45,000.
	(in thousands, except percentages)
	Nine Months Ended January 31,
	2014	2013	$ Change	% Change
Commercial Retail

Real estate revenue
Stabilized	$10,048	$9,912	$136	1.4%
Non-stabilized	104	0	104	n/a
Total	$10,152	$9,912	$240	2.4%

Real estate expenses
Stabilized	$3,583	$3,490	$93	2.7%
Non-stabilized	13	0	13	n/a
Total	$3,596	$3,490	$106	3.0%

Net operating income
Stabilized	$6,465	$6,422	$43	0.7%
Non-stabilized	91	0	91	n/a
Total	$6,556	$6,422	$134	2.1%

Occupancy	2014	2013
Stabilized	86.9%	88.3%
Non-stabilized	100.0%	n/a
Total	86.9%	88.3%

Rentable Square Footage	2014	2013
Stabilized	1,304,620	1,304,460
Non-stabilized	3,702	0
Total	1,308,322	1,304,460

Analysis of Commercial Segments' Credit Risk and Leases
Credit Risk
The following table lists our top ten commercial tenants on January 31, 2014, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of January 1, 2014.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 13.9% of our total commercial segments' minimum rents as of January 1, 2014, and they accounted for approximately 7.7% of our total real estate rentals as of January 1, 2014.
As of January 31, 2014, 58 of our 165 commercial properties, including all 20 of our Edgewood Vista properties, all seven of our Idaho Spring Creek senior housing properties, and all five of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.
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
Lessee	% of Total Commercial Segments' Minimum Rents as of January 1, 2014
Affiliates of Edgewood Vista	13.9%
St. Luke's Hospital of Duluth, Inc.	3.7%
Fairview Health Services	3.6%
Applied Underwriters	2.4%
HealthEast Care System	1.6%
Affiliates of Siemens USA (NYSE: SI)	1.4%
Microsoft (NASDAQ: MSFT)	1.3%
Arcadis Corporate Services, Inc.	1.3%
Nebraska Orthopaedic Hospital	1.3%
State of Idaho Department of Health and Welfare	1.2%
All Others	68.3%
Total Monthly Commercial Rent as of January 1, 2014	100.0%

Commercial Leasing Activity
During fiscal year 2014, we have executed new and renewal commercial leases for our stabilized rental properties on 282,292 square feet for the three months ended January 31, 2014 and 1.3 million square feet for the nine months ended January 31, 2014.  As a result of our leasing efforts, occupancy in our stabilized commercial portfolio increased slightly to 86.4% as of January 31, 2014, up from 86.3% as of January 31, 2013.
The total leasing activity for our stabilized commercial rental properties, expressed in square feet of leases signed during the period, and the resulting physical occupancy levels are as follows:
Three Months Ended January 31, 2014
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1) (2)		Total Square Feet of Leases Executed(1)		Physical Occupancy

Segments	2014	2013	2014	2013	2014	2013	2014	2013
Office	64,288	34,280	80,424	32,055	144,712	66,335	80.4%	78.9%
Healthcare	175	11,656	17,734	0	17,909	11,656	96.4%	94.9%
Industrial	64,000	0	0	0	64,000	0	85.6%	93.2%
Retail	27,107	24,925	28,564	16,457	55,671	41,382	86.9%	88.3%
Total	155,570	70,861	126,722	48,512	282,292	119,373	86.4%	86.3%
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

(2)	Leases renewed include the retained occupancy of tenants on a month-to-month basis past their original lease expiration date.
Nine Months Ended January 31, 2014
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1) (2)		Total Square Feet of Leases Executed(1)		Physical Occupancy

Segments	2014	2013	2014	2013	2014	2013	2014	2013
Office	278,143	144,145	222,798	127,032	500,941	271,177	80.4%	78.9%
Healthcare	31,268	21,882	34,996	11,456	66,264	33,338	96.4%	94.9%
Industrial	234,403	0	251,831	9,702	486,234	9,702	85.6%	93.2%
Retail	124,966	64,202	78,257	55,987	203,223	120,189	86.9%	88.3%
Total	668,780	230,229	587,882	204,177	1,256,662	434,406	86.4%	86.3%
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
New Leases
The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our stabilized commercial rental properties:
Three Months Ended January 31, 2014
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)			Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	64,288	34,280	3.6	5.4	$13.85	$12.40	$6.76	$8.76	$3.20	$4.93
Healthcare	175	11,656	0.8	5.1	13.71	14.24	0	0	0	0
Industrial	64,000	0	2.8	0	3.03	0	0	0	0.03	0
Retail	27,107	24,925	5.4	5.9	10.94	13.14	2.89	23.64	5.61	1.46
Total	155,570	70,861	3.9	5.6	$8.89	$12.96	$3.30	$12.55	$2.31	$2.90
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

Nine Months Ended January 31, 2014
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	278,143	144,145	4.3	4.6	$14.26	$13.05	$13.10	$8.51	$4.33	$3.72
Healthcare	31,268	21,882	4.8	6.6	21.38	18.15	49.66	20.04	6.75	2.61
Industrial	234,403	0	3.1	0	3.55	0	0.13	0	0.50	0
Retail	124,966	64,202	5.4	4.9	5.70	9.41	1.84	9.89	4.47	0.84
Total	668,780	230,229	4.4	4.9	$9.24	$12.52	$8.16	$9.99	$3.13	$2.81
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

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments. The decrease in the average effective rental rates of new leases executed in the nine months ended January 31, 2014 in our commercial retail segment when compared to new leases executed for the same period in the prior year is due to the signing of a new anchor tenant lease at our Jamestown Buffalo Mall property. In June of 2013, we executed a ten year lease with an effective date of August 1, 2013 for 84,338 square feet with a new anchor tenant at an average effective rent of $2.75 per square foot. This space was vacated by the former anchor tenant, which was paying $1.70 per square foot at the time their lease expired on May 31, 2013. Absent this transaction, the average effective rental rate for leases executed in our commercial retail segment in the nine months ended January 31, 2014 would have been $11.83 per square foot. The decrease in the average effective rental rate of new leases executed in the total commercial portfolio for the nine months ended January 31, 2014 when compared to the same period in the prior year is due primarily to the lease transaction mentioned above and the fact that there were no new commercial industrial leases executed in the nine months ended January 31, 2013.  The decrease in the average effective rental rate of new leases executed in the total commercial portfolio for the three months ended January 31, 2014 when compared to the same period in the prior year is due solely to the fact that there were no new commercial industrial leases executed in the three months ended January 31, 2013.
Lease Renewals
The following table summarizes our lease renewal activity within our stabilized commercial segments (square feet data in thousands):
Three Months Ended January 31, 2014
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	80,424	32,055	44.4%	49.1%	3.2	1.8	(1.0%)	13.0%	$4.54	$0	$1.87	$0.54
Healthcare	17,734	0	100.0%	82.0%	2.3	0	9.6%	0%	0	0	0.02	0
Industrial	0	0	0%	53.6%	0	0	0%	0%	0	0	0	0
Retail	28,564	16,457	100.0%	60.9%	4.0	3.2	13.3%	0.8%	4.63	0.85	0.06	0.57
Total	126,722	48,512	55.4%	62.5%	3.3	2.3	3.6%	9.4%	$3.93	$0.29	$1.20	$0.55
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

Nine Months Ended January 31, 2014
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	222,798	127,032	55.5%	88.9%	3.6	3.2	(2.4%)	1.9%	$4.69	$4.66	$3.31	$2.48
Healthcare	34,996	11,456	100.0%	89.9%	3.6	5.3	8.8%	9.7%	9.96	11.85	1.10	2.48
Industrial	251,831	9,702	42.3%	69.4%	3.2	3.3	7.5%	(6.1%)	0.32	0.52	0.48	0.52
Retail	78,257	55,987	46.0%	68.4%	3.7	3.3	10.0%	0.4%	1.88	0.25	0.05	0.26
Total	587,882	204,177	53.7%	82.8%	3.6	3.5	2.7%	2.3%	$2.76	$3.66	$1.53	$1.78
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

The decrease in the percentage of expiring leases renewed in the nine months ended January 31, 2014 in our commercial retail segment when compared to the percentage of expiring leases renewed for the same period in the prior year was due to the lease expiration of an anchor tenant at our Jamestown Buffalo Mall property, which occupied 84,338 square feet. Although this lease expired on May 31, 2013, we were able to execute a lease with a new tenant for the entire 84,338 square feet with an effective date of August 1, 2013 that resulted in an increase in effective rent of 61.8% when compared to the rent paid by the prior tenant.  Not taking into account the previously mentioned vacated space, the percent of expiring leases renewed for our retail segment for the nine months ended January 31, 2014 would have been 87.7%.
Lease Expirations
Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated commercial segments properties, including square footage and annualized base rent for expiring leases, as of January 31, 2014.
Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2014(1)	86	558,714	6.2%	$6,658,548	5.4%
2015	128	865,562	9.6%	12,539,223	10.2%
2016	120	1,218,840	13.5%	17,053,103	13.8%
2017	116	1,183,764	13.1%	19,328,509	15.7%
2018	81	680,492	7.6%	11,732,667	9.5%
2019	77	1,285,678	14.3%	15,633,526	12.7%
2020	22	461,874	5.1%	4,779,779	3.9%
2021	33	317,115	3.5%	4,775,559	3.9%
2022	41	1,313,347	14.6%	16,106,939	13.0%
2023	12	471,436	5.2%	2,098,988	1.7%
Thereafter	56	662,280	7.3%	12,582,661	10.2%
Totals	772	9,019,102	100.0%	$123,289,502	100.0%
(1)	Includes month-to-month leases. As of January 31, 2014 month-to-month leases accounted for 416,107 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of January 1, 2014, multiplied by 12.
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

PROPERTY ACQUISITIONS AND DISPOSITIONS
During the third quarter of fiscal year 2014, the Company closed on its acquisition of:
•	an approximately 5.6-acre parcel of vacant land in Fruitland, Idaho, acquired for possible future development, for a purchase price of $335,000, paid in cash.
During the third quarter of fiscal year 2014, the Company sold two multi-family residential properties, three commercial industrial properties and two commercial retail properties for a total sales price of $11.7 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing the Company's acquisitions and dispositions during the nine month periods ended January 31, 2014 and 2013.
Development and Re-Development Projects
The following tables provide additional detail, as of January 31, 2014, on the Company's in-service (completed) development and re-development projects and development and re-development projects in progress. All of these projects are excluded from the stabilized pool. The Company measures initial yield on its development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects listed below range from an estimated approximate 6.5% to an estimated approximate 13.0% initial yield. In the Company's energy-impacted markets in western and central North Dakota, actual initial yields upon project completion had in fiscal year 2013 trended higher than the estimated initial yields forecast at the project underwriting stage, due to heightened tenant demand, low vacancy and rent growth in this region. However, the Company currently expects that elevated construction costs in these markets, combined with increased development activity in the region, may make it less likely that actual initial yields upon project completion for the Company's development projects in progress in these markets will materially exceed the estimated initial yields forecast at the project underwriting stage. The Company expects these trends of elevated construction costs and increased competition from other developers to eventually move yields on its development projects in the region to more modest levels similar to returns being achieved in other parts of the United States.
Projects Completed in the Nine Months Ended January 31, 2014
				(in thousands)
Project Name and Location	Segment	Total Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of January 31, 2014(1)	Cost per Square Foot or Unit(1)	Construction Completion Date	Anticipated Date of Stabilization
Landing at Southgate - Minot, ND(2)	Multi-Family Residential	108 units	92.6%	$15,792	$15,126	$146,222	2nd Quarter Fiscal 2014	1st Quarter Fiscal 2016
River Ridge - Bismarck, ND	Multi-Family Residential	146 units	81.5%	25,863	24,818	177,144	3rd Quarter Fiscal 2014	1st Quarter Fiscal 2016
Cypress Court - St. Cloud, MN(3)	Multi-Family Residential	132 units	66.7%	14,322	13,583	108,500	3rd Quarter Fiscal 2014	1st Quarter Fiscal 2016
(1)	Excludes tenant improvements and leasing commissions.
(2)	The project is owned by a joint venture in which the Company has an approximately 51% interest.
(3)	The project is owned by a joint venture in which the Company has an approximately 86% interest.

Projects in Progress at January 31, 2014
				(in thousands)		Anticipated Construction Completion
Project Name and Location	Planned Segment	Total Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of January 31, 2014	Quarter	Fiscal Year
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	0%	$10,736	$6,139	1	2015
Commons at Southgate - Minot, ND(1)	Multi-Family Residential	233 units	0%	37,201	23,492	2	2015
Renaissance Heights I - Williston, ND(2)	Multi-Family Residential	288 units	8.6%	62,362	33,934	2	2015
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	0%	33,151	9,250	2	2015
RED 20 - Minneapolis, MN(3)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	0%	29,462	9,333	2	2015
Chateau II - Minot, ND(4)	Multi-Family Residential	72 units	0%	14,711	1,741	4	2015
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	0%	40,042	4,986	4	2015
Other		n/a	n/a	n/a	211	n/a
				$227,665	$89,086
(1)	The Company is an approximately 51% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(2)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)	On December 5, 2013, this development project was destroyed by fire. See Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information.
The Company plans to demolish approximately 211,000 square feet of an approximately 229,000 square-foot commercial industrial property owned by the Company in Roseville, Minnesota. An existing tenant in the property will continue to occupy the approximately 18,000 square feet remaining of the existing building while the Company replaces the demolished portion with an approximately 203,000 square-foot block warehouse facility. The total size of the facility upon completion of the redevelopment will total approximately 221,000 square feet. The Company expects construction on the redevelopment to begin in May 2014, with expected completion in November 2014, for a total estimated cost of $12.0 million. Upon completion of the new portion of the facility, the Company's existing tenant will lease approximately 30,000 square feet of the property. The planned redevelopment of the property changed its expected useful life, resulting in the recognition of a $4.8 million impairment charge in the third quarter of fiscal year 2014.
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
FFO applicable to common shares and Units for the three months ended January 31, 2014 increased to $22.7 million compared to $18.5 million for the comparable period ended January 31, 2013, an increase of 23.0%. FFO applicable to common shares and Units for the nine months ended January 31, 2014 increased by 9.9% to $62.4 million, compared to $56.8 million for the nine months ended January 31, 2013.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS
Three Months Ended January 31,	(in thousands, except per share amounts)
	2014			2013
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$3,503			$5,324
Less dividends to preferred shareholders	(2,879)			(2,879)
Net income available to common shareholders	624	106,208	$0.00	2,445	93,794	$0.03
Adjustments:
Noncontrolling interest – Operating Partnership	130	21,819		556	21,413
Depreciation and amortization(1)	17,546			16,263
Impairment of real estate investments	4,798			0
Gain on depreciable property sales	(358)			(772)
Funds from operations applicable to common shares and Units	$22,740	128,027	$0.17	$18,492	115,207	$0.16

Nine Months Ended January 31,	(in thousands, except per share amounts)
	2014			2013
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$15,368			$15,515
Less dividends to preferred shareholders	(8,636)			(6,350)
Net income available to common shareholders	6,732	104,472	$0.06	9,165	92,260	$0.10
Adjustments:
Noncontrolling interest – Operating Partnership	1,406	21,830		2,097	21,098
Depreciation and amortization(4)	54,591			48,971
Impairment of real estate investments	6,658			0
Gain on depreciable property sales	(6,999)			(3,452)
Funds from operations applicable to common shares and Units	$62,388	126,302	$0.49	$56,781	113,358	$0.50
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $17,489 and $15,493, and depreciation/amortization from Discontinued Operations of $77 and $807, less corporate-related depreciation and amortization on office equipment and other assets of $20 and $37, for the three months ended January 31, 2014 and 2013, respectively.
(2)	UPREIT Units of the Operating Partnership are exchangeable for cash, or, at the Company's discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $53,656 and $46,505, and depreciation/amortization from Discontinued Operations of $1,010 and $2,637, less corporate-related depreciation and amortization on office equipment and other assets of $75 and $171 for the nine months ended January 31, 2014 and 2013, respectively.

DISTRIBUTIONS
The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2014 and 2013:
Month	Fiscal Year 2014	Fiscal Year 2013
July	$.1300	$.1300
October	.1300	.1300
January	.1300	.1300
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
The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of January 31, 2014, the Company had one multi-bank line of credit with a total commitment capacity of $72.0 million, secured by mortgages on 14 Company properties. Management considers the Company's ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to experience significant challenges including reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent the Company's ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.
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
SOURCES AND USES OF CASH
While the economy continues to recover and credit markets are stable, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our maturing debt, but we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness, and accordingly we are cautious regarding our ability in the remainder of fiscal year 2014 to rely on cash-out refinancing at levels we have achieved in recent years to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals such as the recent proposals in Congress to phase out or modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties. As we have previously noted, we consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of January 31, 2014, approximately 11.4%, or $2.8 million, of our mortgage debt maturing in the fourth quarter of fiscal year 2014 and first quarter of fiscal year 2015 is debt placed on multi-family residential assets, and approximately 88.6%, or $21.8 million, is debt placed on properties in our four commercial segments. Of this $24.6 million, we expect to pay off $8.7 million in the fourth quarter of fiscal year 2014 and first quarter of fiscal year 2015, and we expect to refinance $15.9 million in the fourth quarter of fiscal year 2014 and first quarter of fiscal year 2015. As of January 31, 2014, approximately 7.4%, or $4.9 million, of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 92.6%, or $61.5 million, is debt placed on properties in our four commercial segments.
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of January 31, 2014, lending commitments of $72.0 million. As of January 31, 2014, the line of credit was secured by mortgages on 14 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of January 31, 2014 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; MidCountry Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union and United Community Bank. As of January 31, 2014, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $12.5 million, and as of January 31, 2014, the Company had borrowed $22.5 million. The facility includes covenants and restrictions requiring the Company to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2014, the Company believes it was in compliance with the facility covenants.
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2014, the Company's compensating balances totaled $8.2 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Equity Bank, Minnetonka, Minnesota, deposit of $300,000; Associated Bank, Green Bay, Wisconsin, deposit of $600,000, and American National Bank, Omaha, Nebraska, deposit of $400,000.
Current anticipated total project costs for development projects in progress at January 31, 2014 total approximately $227.7 million (including costs incurred by project joint venture entities), of which approximately $89.1 million has been incurred as of January 31, 2014. As of January 31, 2014, the Company's Operating Partnership (or the project joint venture entities), had entered into construction loans totaling approximately $140.0 million for development projects in progress as of January 31, 2014. In addition to current planned expenditures for development projects in progress, as of January 31, 2014, the Company is committed to fund $7.3 million in tenant improvements, within approximately the next 12 months.
The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. There were no Units issued in the three months ended January 31, 2014. During the nine months ended January 31, 2014, approximately 361,000 Units, valued at issuance at $3.5 million were issued in connection with the Company's acquisition of property. In the three months ended January 31, 2013, approximately 228,000 Units, valued at issuance at $2.0 million were issued in connection with the Company's acquisition of property. During the nine months ended January 31, 2013, 1.4 million Units, valued at issuance at $10.1 million were issued in connection with the Company's acquisition of property.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. There were no waivers issued during the three months ended January 31, 2014 and 2013. During the nine months ended January 31, 2014, Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million. During the three and nine months ended January 31, 2014, respectively, the Company issued a total of 1.3 million common shares and 5.3 million common shares under its DRIP plan with a total value of $11.1 million and $44.2 million. During the three and nine months ended January 31, 2013, respectively, the Company issued a total of 1.2 million common shares and 4.3 million common shares under its DRIP plan with a total value of $9.7 million and $34.1 million.
Cash and cash equivalents at January 31, 2014 totaled $53.5 million, compared to $62.3 million at January 31, 2013, a decrease of $8.8 million. Net cash provided by operating activities for the nine months ended January 31, 2014 increased by $4.9 million, primarily due to an increase in net income and depreciation and amortization, compared to the nine months ended January 31, 2013.  Net cash used by investing activities decreased by $7.2 million for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013, primarily due to an increase in proceeds from the sale of discontinued operations, net of an increase in payments for development and redevelopment of real estate assets. Net cash used by financing activities was $12.0 million for the nine months ended January 31, 2014, compared to $63.0 million provided by financing activities in the comparable period of the prior fiscal year. This change was primarily due to proceeds from the underwritten Public Offering of Preferred Shares – Series B that occurred in the nine months ended January 31, 2013.
FINANCIAL CONDITION
Mortgage Loan Indebtedness. Mortgage loan indebtedness decreased by $40.7 million as of January 31, 2014, compared to April 30, 2013, due to principal payments and loans that were paid off. As of January 31, 2014, approximately 99.2% of the Company's $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of January 31, 2014, the weighted average rate of interest on the Company's mortgage debt was 5.48%, compared to 5.55% on April 30, 2013.
Property Owned. Property owned was $2.0 billion at January 31, 2014 and April 30, 2013. During the nine months ended January 31, 2014, the Company acquired eight additional investment properties and disposed of twenty properties, as described above in the "Property Acquisitions and Dispositions" subsection of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2014 were $53.5 million, compared to $94.1 million on April 30, 2013.
Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $643,000 and $639,000 on January 31, 2014 and on April 30, 2013, respectively.
Operating Partnership Units. Outstanding units in the Operating Partnership increased to 21.8 million Units at January 31, 2014 compared to 21.6 million Units outstanding at April 30, 2013. The increase resulted primarily from the issuance of Units in exchange for property, net of the conversion of Units to common shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2014 totaled 106.9 million, compared to 101.5 million outstanding on April 30, 2013. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of 5.2 million common shares issued during the nine months ended January 31, 2014, for a total value of $44.2 million. Conversions of approximately 197,000 UPREIT Units to common shares, for a total of $1.1 million in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the nine months ended January 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.
Variable interest rates. Because approximately 99.2% and 97.5% of our mortgage debt, as of January 31, 2014 and April 30, 2013, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt, and accordingly interest rate fluctuations during the third quarter of fiscal year 2014 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2014, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:
	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total	Fair Value
Fixed Rate	$19,953	$91,860	$92,321	$216,182	$64,269	$515,637	$1,000,222	$1,123,097
Average Fixed Interest Rate(1)	5.48%	5.33%	5.24%	4.75%	5.22%
Variable Rate	$2,838	$120	$123	$128	$132	$4,961	$8,302	$8,302
Average Variable Interest Rate(1)	3.53%	3.90%	3.30%	3.29%	3.29%
							$1,008,524	$1,131,399

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
Fixed Rate	$13,706	$52,244	$46,526	$37,816	$30,250	$71,194	$251,736
Variable Rate	56	178	174	170	166	147	891
							$252,627
(1)	Interest rate given is for the entire year.
The weighted average interest rate on our fixed rate and variable rate debt as of January 31, 2014, was 5.48%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $8.3 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $83,000.
ITEM 4. CONTROLS AND PROCEDURES
IRET's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: March 12, 2014

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.