Form 10-K
period 2014-04-30
INVESTORS REAL ESTATE TRUST
filed 2014-06-30
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014
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
The aggregate market value of the Registrant's outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of October 31, 2013 was $898,050,172 based on the last reported sale price on the New York Stock Exchange on October 31, 2013. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of June 2, 2014, was 109,374,477.
References in this Annual Report on Form 10-K to the "Company," "IRET," "we," "us," or "our" include consolidated subsidiaries, unless the context indicates otherwise.
Documents Incorporated by Reference: Portions of IRET's definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be held on September 16, 2014 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

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
Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:
•	the economic health of the markets in which we own and operate multi-family and commercial properties, in particular the states of Minnesota and North Dakota, or other markets in which we may invest in the future;
•	the economic health of our commercial tenants;
•	market rental conditions, including occupancy levels and rental rates, for multi-family residential and commercial properties;
•	our ability to identify and secure additional multi-family residential and commercial properties that meet our criteria for investment;
•	our ability to complete construction and lease-up of our development projects on schedule and on budget;
•	the level and volatility of prevailing market interest rates and the pricing of our common shares of beneficial interest;
•	financing risks, such as our inability to obtain debt or equity financing on favorable terms, or at all;
•	compliance with applicable laws, including those concerning the environment and access by persons with disabilities; and
•	the availability and cost of casualty insurance for losses.
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

PART I
Item 1. Business
Overview
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised equity Real Estate Investment Trust ("REIT") organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust or UPREIT and we conduct our day-to-day business operations through our operating partnership, IRET Properties, a North Dakota Limited Partnership ("IRET Properties" or the "Operating Partnership"). Our investments consist of multi-family residential properties and commercial office, commercial healthcare, commercial industrial and commercial retail properties. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the fiscal year ended April 30, 2014, our real estate investments in these two states accounted for 69.1% of our total gross revenue. Our principal executive office is located in Minot, North Dakota. We also have corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota and South Dakota.
We seek to diversify our investments among multi-family residential, commercial office, commercial healthcare, commercial industrial and commercial retail properties. As of April 30, 2014, our real estate portfolio consisted of:
•	93 multi-family residential properties containing 10,779 apartment units and having a total real estate investment amount net of accumulated depreciation of $595.6 million;
•	65 commercial office properties containing approximately 4.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $422.7 million;
•	67 commercial healthcare properties (including senior housing) containing approximately 3.1 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $419.2 million;
•	8 commercial industrial properties containing approximately 1.2 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $45.2 million; and
•	26 commercial retail properties containing approximately 1.3 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $89.0 million.
Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2014, no individual tenant accounted for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 14.4% of our total commercial segments' minimum rents.
Structure
We were organized as a REIT under the laws of North Dakota on July 31, 1970.
Since our formation, we have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and since February 1, 1997, we have been structured as an UPREIT. Since restructuring as an UPREIT, we have conducted our daily business operations primarily through IRET Properties. IRET Properties is organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2014, IRET, Inc. owned an 83.8% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

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
Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan; provided, however, that except for loans insured or guaranteed by a government or a governmental agency, we may not invest in or make a mortgage loan unless an appraisal is obtained concerning the value of the underlying property.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property's appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders. As of April 30, 2014 and 2013, we had no junior mortgages outstanding. We had no investments in real estate mortgages at April 30, 2014 and 2013.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.
Policies With Respect to Certain of Our Activities
Our current policies as they pertain to certain of our activities are described as follows:
Distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our general policy has been to make cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. Distributions to our common shareholders and unitholders in fiscal years 2014 and 2013 totaled approximately 82.5% and 75.4%, respectively, on a per share and unit basis of our funds from operations.
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
Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with generally accepted accounting principles ("GAAP"), "Net Assets" means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities). Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2014, our ratio of total indebtedness to total real estate investments was 63.3% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 93.3%.
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
	(in thousands)
	2014	2013	2012
Limited partnership units issued	361	1,620	1,024
Value at issuance, net of issue costs	$3,480	$12,632	$8,055
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

During fiscal year 2014, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units.
To make loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. We had no investments in real estate mortgages at April 30, 2014 and 2013.
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
Executive Officers of the Company
Set forth below are the names, ages, titles and biographies of each of our executive officers as of July 1, 2014.
Name	Age	Title
Timothy P. Mihalick	55	President and Chief Executive Officer
Thomas A. Wentz, Jr.	48	Executive Vice President and Chief Operating Officer
Diane K. Bryantt	50	Executive Vice President and Chief Financial Officer
Michael A. Bosh	43	Executive Vice President and General Counsel
Mark W. Reiling	56	Executive Vice President of Asset Management
Charles A. Greenberg	55	Senior Vice President, Commercial Asset Management
Ted E. Holmes	43	Senior Vice President, Finance
Andrew Martin	41	Senior Vice President, Residential Property Management
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
Employees
As of April 30, 2014, we had 445 employees, of whom 387 were full-time and 58 part-time employees. Of these 445 employees, 63 are corporate staff in our Minot, North Dakota and Minneapolis, Minnesota offices, and 382 are property management employees based at our properties or in local property management offices.
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
Corporate Governance
Our Board of Trustees has adopted various policies and initiatives to strengthen the Company's corporate governance and increase the transparency of financial reporting.  Each of the committees of the Board of Trustees operates under written charters, and the Company's independent trustees meet regularly in executive sessions at which only the independent trustees are present.  The Board of Trustees has also adopted a Code of Conduct applicable to trustees, officers and employees, and a Code of Ethics for Senior Financial Officers, and has established processes for shareholders and all interested parties to communicate with the Board of Trustees.
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
Website and Available Information
Our internet address is www.iret.com. We make available, free of charge, through the "SEC filings" tab under the Investors/Financial Reporting section of our website, our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Current copies of our Code of Conduct, Code of Ethics for Senior Financial Officers, and Charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Trustees are also available on our website under the heading "Corporate Governance" in the Investors/Corporate Overview section of our website. Copies of these documents are also available to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our internet website does not constitute part of this Annual Report on Form 10-K.

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
Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2014, we received approximately 69.1% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.
If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.  We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2014, approximately 1.4 million square feet, or 13.0% of our total commercial property square footage, was vacant. Approximately 760 of our 10,779 apartment units, or 7.0%, were vacant. As of April 30, 2014, leases covering approximately 11.9% of our total commercial segments net rentable square footage will expire in fiscal year 2015, 12.1% in fiscal year 2016, 11.3% in fiscal year 2017, 6.7% in fiscal year 2018, and 12.6% in fiscal year 2019, assuming that none of the tenants exercise future renewal options, and excluding the effect of early renewals completed on existing leases.

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
Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels. Many factors affect the value of our equity securities and our ability to make or maintain at current levels distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which in recent years have negatively affected substantially all businesses, including ours. Demand for office, industrial, and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities.  Declining rental revenues from our properties due to persistent negative economic conditions may have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.  In fiscal years 2014 and 2013, distributions to our common shareholders and unitholders of the Operating Partnership in cash and common shares pursuant to our Distribution Reinvestment and Share Purchase Plan (DRIP) totaled approximately 71.4% and 76.2%, respectively, of our net cash provided by operating activities.
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
High leverage on our overall portfolio may result in losses. As of April 30, 2014, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, "Net Assets" means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 93.3%. As of April 30, 2013 and 2012, our percentage of total indebtedness to total Net Assets was approximately 91.0% and 117.2%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $2.4 billion. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our Board of Trustees and disclosed to the holders of our securities in the next quarterly report, along with justification for any excess.
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
We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity.  Therefore, we are likely to need to refinance a significant portion of our outstanding debt as it matures.  We cannot guarantee that any refinancing of debt with other debt will be possible on terms that are favorable or acceptable to us.  If we cannot refinance, extend or pay principal payments due at maturity with the proceeds of other capital transactions, such as new equity capital, our cash flows may not be sufficient in all years to repay debt as it matures.  Additionally, if we are unable to refinance our indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more of our properties on disadvantageous terms, which may result in losses to us. These losses could have a material adverse effect on us, our ability to pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments or repay or refinance the debt at maturity, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, all with a consequent loss of our revenues and asset value. For example, as of April 30, 2014, we recognized an impairment loss of $34.9 million on eight of nine commercial office properties that comprise a portfolio securing a $122.6 million non-recourse loan maturing in October 2016, and we are working to initiate discussions with the loan servicer to discuss various alternatives with regard to the loan, including, among others, restructuring the debt, or conveying all nine of the properties to the lender. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code. As of April 30, 2014, approximately 8.0% of our mortgage debt is due for repayment in fiscal year 2015. As of April 30, 2014, we had approximately $80.1 million of principal payments and approximately $52.3 million of interest payments due in fiscal year 2015 on fixed and variable-rate mortgages secured by our real estate. Additionally, as of April 30, 2014, we had $22.5 million outstanding under our $72.0 million multi-bank line of credit, which has a maturity date of December 1, 2016.
The cost of our indebtedness may increase. Portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis.  Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, we have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2014, $20.5 million, or approximately 2.1%, of the principal amount of our total mortgage indebtedness was subject to variable interest rates agreements, and approximately 60.3% of the principal amount of our total construction loan indebtedness was subject to variable interest rates. Additionally, our $72.0 million multi-bank line of credit bears interest at a rate of 1.25% over the Wall Street Journal Prime Rate, with a floor of 4.75% and a cap of 8.65%. If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.
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
We have significant investments in commercial healthcare properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty healthcare properties (including senior housing) and may acquire more in the future. As of April 30, 2014, our real estate portfolio consisted of 67 commercial healthcare properties, with a total real estate investment amount, net of accumulated depreciation, of $419.2 million, or approximately 26.7% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio. The healthcare industry continues to experience changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our commercial healthcare property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants.  These factors may adversely affect the economic performance of some or all of our commercial healthcare services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.
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
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.  Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes.  Any of these taxes would decrease cash available for distribution to our shareholders.  In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through a taxable REIT subsidiary ("TRS"). While the TRS structure would allow the economic benefits of ownership to flow to us, a TRS is subject to tax on its income from the operations of the assisted living facilities at the federal and state level. In addition, a TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. We currently have one TRS, to which we lease our Legends at Heritage Place assisted living facility, located in Sartell, Minnesota.
Because of the ownership structure of our Sartell, Minnesota assisted living facility, we face potential adverse effects from changes to the applicable tax laws. Under the Internal Revenue Code, REITs are not allowed to operate assisted living facilities directly or indirectly. Accordingly, we lease our Sartell, Minnesota assisted living facility to our TRS. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the assisted living facilities at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to a TRS are modified, we may be forced to modify the structure for owning these assisted living facilities, and such changes may adversely affect the cash flows from the facilities. In addition, the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, and we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our Sartell, Minnesota assisted living facility.
The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements.  We currently lease our Sartell, Minnesota assisted living facility to a TRS, and we may in future lease other qualified health care properties we acquire from operators to a TRS (or a limited liability company of which the TRS is a member), which lessee will contract with such operators (or a related party) to operate the health care operations at these properties. The rents from this TRS lessee structure will be treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a TRS and (2) the operator qualifies as an eligible independent contractor. If any of these conditions are not satisfied, then the rents will not be qualifying rents, which could have a material adverse effect on us and our qualification as a REIT.

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
Higher market interest rates may adversely affect the market price of our securities, and low trading volume on the New York Stock Exchange may prevent the timely resale of our securities. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT's shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the New York Stock Exchange, the daily trading volume of our shares may be lower than the trading volume for other companies.  The average daily trading volume for the period of May 1, 2013 through April 30, 2014 was 380,799 shares and the average monthly trading volume for the period of May 1, 2013 through April 30, 2014 was 7,965,040 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.
Item 1B.  Unresolved Staff Comments
None.
Item 2. Properties
IRET is organized as a REIT under Section 856-858 of the Internal Revenue Code, and is in the business of owning, leasing, developing and acquiring real estate properties. These real estate investments are managed by our own employees and by third-party professional real estate management companies on our behalf.

Total Real Estate Rental Revenue
As of April 30, 2014, our real estate portfolio consisted of 93 multi-family residential properties and 166 commercial properties, consisting of commercial office, commercial healthcare, commercial industrial and commercial retail properties, comprising 37.9%, 26.9%, 26.7%, 2.9%, and 5.6%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2014. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:
	Gross Revenue (in thousands)
Fiscal Year Ended April 30,	Multi- Family Residential	%	Commercial Office	%	Commercial Healthcare	%	Commercial Industrial	%	Commercial Retail	%	All Segments
2014	$102,059	38.4%	$77,440	29.2%	$65,258	24.6%	$6,894	2.6%	$13,831	5.2%	$265,482
2013	$89,923	36.3%	$75,962	30.6%	$61,975	25.0%	$6,700	2.7%	$13,498	5.4%	$248,058
2012	$71,728	31.4%	$73,493	32.1%	$64,511	28.2%	$6,613	2.9%	$12,326	5.4%	$228,671
Average Effective Annual Rent
The table below sets out the average effective annual rent per square foot or unit at same-store properties for each of the last five fiscal years in each of our five segments. Same-store properties (formerly referred to as "stabilized properties"; our method of determining the properties included in this category has not changed from prior periods, only the name of the category has changed) are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for commercial office, healthcare, industrial and retail properties.
	Average Effective Annual Rent per square foot or unit(1)
As of April 30	Multi-family Residential(2)	Commercial Office(3)	Commercial Healthcare(3)	Commercial Industrial(3)	Commercial Retail(3)
2014	$783	$13	$17	$4	$8
2013	$744	$14	$16	$4	$9
2012	$719	$13	$16	$4	$8
2011	$691	$13	$19	$4	$8
2010	$684	$13	$18	$4	$9
(1)	Previously reported amounts are not revised for discontinued operations or changes in the composition of the same-store properties pool.
(2)	Monthly rent per unit, calculated as annualized rental revenue, net of free rent, including rent abatements and rent credits, divided by the occupied units as of April 30.
(3)
Monthly rental rate per square foot calculated as annualized contractual base rental income, net of free rent and excluding operating expense reimbursements, divided by the leased square feet as of April 30.

Physical Occupancy Rates
Physical occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period. Physical occupancy levels on a same-store property and all-property basis are shown below for each property type in each of the three most recent fiscal years ended April 30. In the case of multi-family residential properties, lease arrangements with individual tenants vary from month-to-month to one-year leases. Leases on commercial properties generally vary from month-to-month to 20 years.
Segments	Same-Store Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2014	2013	2012	2014	2013	2012
Multi-Family Residential	94.5%	95.3%	94.1%	93.0%	94.6%	93.6%
Commercial Office	81.4%	81.5%	79.2%	80.7%	80.8%	79.2%
Commercial Healthcare	96.2%	94.9%	94.0%	96.3%	94.7%	94.4%
Commercial Industrial	87.3%	95.7%	94.3%	87.8%	96.4%	94.3%
Commercial Retail	87.3%	86.9%	87.4%	87.4%	87.0%	87.4%

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
Summary of Real Estate Investment Portfolio
	(in thousands, except percentages)
As of April 30,	2014	%	2013	%	2012	%
Real estate investments
Property owned	$1,996,031		$2,032,970		$1,892,009
Less accumulated depreciation	(424,288)		(420,421)		(373,490)
	$1,571,743	92.5%	$1,612,549	95.9%	$1,518,519	97.5%
Development in progress	104,609	6.2%	46,782	2.8%	27,599	1.8%
Unimproved land	22,864	1.3%	21,503	1.3%	10,990	0.7%
Total real estate investments	$1,699,216	100.0%	$1,680,834	100.0%	$1,557,108	100.0%

Summary of Individual Properties Owned as of April 30, 2014
The following table presents information regarding our 259 residential and commercial properties as well as unimproved land and development properties owned as of April 30, 2014. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in the Annual Report on Form 10-K.
* = Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2014

MULTI-FAMILY RESIDENTIAL
11th Street 3 Plex - Minot, ND	3	$81	100.0%
4th Street 4 Plex - Minot, ND	4	116	100.0%
Alps Park - Rapid City, SD	71	5,922	100.0%
Apartments on Main - Minot, ND	10	1,312	100.0%
Arbors - S Sioux City, NE	192	8,585	89.6%
Ashland - Grand Forks, ND	84	8,400	100.0%
Boulder Court - Eagan, MN	115	9,418	94.8%
Brookfield Village - Topeka, KS	160	8,600	98.8%
Brooklyn Heights - Minot, ND	72	2,429	100.0%
Campus Center - St. Cloud, MN	92	2,847	83.7%
Campus Heights - St. Cloud, MN	49	831	73.5%
Campus Knoll - St. Cloud, MN	71	1,898	90.1%
Campus Plaza - St. Cloud, MN	24	434	54.2%
Campus Side - St. Cloud, MN	48	863	45.8%
Campus View - St. Cloud, MN	48	843	47.9%
Canyon Lake - Rapid City, SD	109	5,842	96.3%
Castlerock - Billings, MT	166	7,582	94.6%
Chateau I - Minot, ND	32	6,285	100.0%
Cimarron Hills - Omaha, NE	234	14,493	91.5%
Colonial Villa - Burnsville, MN	240	20,332	76.7%
Colony - Lincoln, NE	232	17,634	84.9%
Colton Heights - Minot, ND	18	1,166	100.0%
Cornerstone - St. Cloud, MN	24	436	66.7%
Cottage West Twin Homes - Sioux Falls, SD	50	5,103	100.0%
Cottonwood - Bismarck, ND	268	21,574	100.0%
Country Meadows - Billings, MT	133	9,644	97.7%
Crestview - Bismarck, ND	152	6,101	99.3%
Crown - Rochester, MN	48	3,744	100.0%
Crown Colony - Topeka, KS	220	12,796	95.9%
Cypress Court - St. Cloud, MN	132	13,666	78.8%
Evergreen - Isanti, MN	36	3,204	100.0%
Evergreen II - Isanti, MN	36	3,498	91.7%
Fairmont - Minot, ND	12	435	100.0%
First Avenue - Minot, ND	20	3,051	95.0%
Forest Park - Grand Forks, ND	269	13,420	99.3%
Gables Townhomes - Sioux Falls, SD	24	2,430	100.0%

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2014

MULTI-FAMILY RESIDENTIAL - continued
Grand Gateway - St. Cloud, MN	116	$8,480	87.9%
Greenfield - Omaha, NE	96	5,363	96.9%
Heritage Manor - Rochester, MN	182	10,003	87.4%
Indian Hills - Sioux City, IA	120	6,617	98.3%
Kirkwood Manor - Bismarck, ND	108	4,753	100.0%
Lakeside Village - Lincoln, NE	208	17,314	87.5%
Lancaster - St. Cloud, MN	83	4,267	90.4%
Landing at Southgate - Minot, ND	108	15,151	100.0%
Landmark - Grand Forks, ND	90	2,720	100.0%
Legacy - Grand Forks, ND	361	29,377	98.3%
Mariposa - Topeka, KS	54	5,996	100.0%
Meadows - Jamestown, ND	81	6,365	100.0%
Monticello Village - Monticello, MN	60	4,693	91.7%
Northern Valley - Rochester, MN	16	828	100.0%
North Pointe - Bismarck, ND	73	4,792	100.0%
Oakmont Estates - Sioux Falls, SD	79	5,778	98.7%
Oakwood Estates - Sioux Falls, SD	160	7,592	98.1%
Olympic Village - Billings, MT	274	14,466	96.7%
Olympik Village - Rochester, MN	140	8,854	89.3%
Oxbow Park - Sioux Falls, SD	120	6,214	98.3%
Park Meadows - Waite Park, MN	360	15,665	92.2%
Pebble Springs - Bismarck, ND	16	904	100.0%
Pinehurst - Billings, MT	21	998	90.5%
Pinecone Villas - Sartell, MN	24	2,783	95.8%
Pines - Minot, ND	16	434	93.8%
Plaza - Minot, ND	71	15,986	100.0%
Pointe West - Rapid City, SD	90	5,263	94.4%
Ponds at Heritage Place - Sartell, MN	58	5,191	98.3%
Prairie Winds - Sioux Falls, SD	48	2,426	100.0%
Quarry Ridge - Rochester, MN	154	15,803	90.9%
Quarry Ridge II - Rochester, MN	159	17,642	89.3%
Regency Park Estates - St. Cloud, MN	145	12,144	92.4%
Renaissance Heights I - Williston, ND	54	11,513	70.4%
Ridge Oaks - Sioux City, IA	132	6,338	100.0%
Rimrock West - Billings, MT	78	5,272	88.5%
River Ridge - Bismarck, ND	146	25,086	100.0%
Rocky Meadows - Billings, MT	98	7,467	100.0%
Rum River - Isanti, MN	72	5,812	100.0%
Sherwood - Topeka, KS	300	18,696	98.7%
Sierra Vista - Sioux Falls, SD	44	2,723	100.0%
South Pointe - Minot, ND	196	12,701	99.5%
Southpoint - Grand Forks, ND	96	10,485	97.9%
Southview - Minot, ND	24	1,009	100.0%
Southwind - Grand Forks, ND	164	8,148	99.4%
Summit Park - Minot, ND	95	3,397	96.8%
Sunset Trail - Rochester, MN	146	15,640	89.0%

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2014

MULTI-FAMILY RESIDENTIAL - continued
Temple - Minot, ND	4	$229	100.0%
Terrace Heights - Minot, ND	16	429	100.0%
Thomasbrook - Lincoln, NE	264	14,095	98.1%
University Park Place - St. Cloud, MN	35	628	31.4%
Valley Park - Grand Forks, ND	168	7,735	99.4%
Villa West - Topeka, KS	308	17,863	81.2%
Village Green - Rochester, MN	36	3,330	88.9%
West Stonehill - Waite Park, MN	312	15,923	85.9%
Westridge - Minot, ND	33	2,120	100.0%
Westwood Park - Bismarck, ND	65	3,731	96.9%
Whispering Ridge - Omaha, NE	336	27,959	88.4%
Williston Garden - Williston, ND	145	19,132	89.7%
Winchester - Rochester, MN	115	8,070	91.3%
Woodridge - Rochester, MN	108	8,323	95.4%
TOTAL MULTI-FAMILY RESIDENTIAL	10,779	$753,731	93.0%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2014

COMMERCIAL OFFICE
1st Avenue Building - Minot, ND	4,427	$367	100.0%
2030 Cliff Road - Eagan, MN	13,374	1,071	100.0%
610 Business Center IV - Brooklyn Park, MN	78,190	9,403	100.0%
7800 West Brown Deer Road - Milwaukee, WI	175,610	12,544	98.0%
American Corporate Center - Mendota Heights, MN	138,959	21,723	87.4%
Ameritrade - Omaha, NE	73,742	8,349	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,538	88.1%
Bismarck 715 East Broadway - Bismarck, ND	22,187	2,798	100.0%
Brenwood - Minnetonka, MN	176,296	16,983	41.7%
Brook Valley I - La Vista, NE	30,000	2,147	83.3%
Burnsville Bluffs II - Burnsville, MN	45,019	3,440	45.3%
Corporate Center West - Omaha, NE	141,724	9,133	100.0%
Crosstown Centre - Eden Prairie, MN	181,224	20,016	68.5%
Eden Prairie 6101 Blue Circle Drive - Eden Prairie, MN	48,700	4,864	0.0%
Farnam Executive Center - Omaha, NE	95,216	10,100	63.9%
Flagship - Eden Prairie, MN	138,825	17,417	92.3%
Gateway Corporate Center - Woodbury, MN	59,827	8,300	100.0%
Golden Hills Office Center - Golden Valley, MN	190,758	25,414	93.0%
Granite Corporate Center - St. Cloud, MN	78,086	9,764	75.0%
Great Plains - Fargo, ND	122,040	16,084	100.0%
Highlands Ranch I - Highlands Ranch, CO	71,430	11,057	100.0%
Highlands Ranch II - Highlands Ranch, CO	81,173	12,679	86.3%
Interlachen Corporate Center - Edina, MN	105,084	19,092	92.0%
Intertech Building - Fenton, MO	65,320	7,366	85.2%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2014

COMMERCIAL OFFICE - continued
Mendota Office Center I - Mendota Heights, MN	59,852	$7,893	51.7%
Mendota Office Center II - Mendota Heights, MN	88,398	12,918	51.5%
Mendota Office Center III - Mendota Heights, MN	60,776	7,585	100.0%
Mendota Office Center IV - Mendota Heights, MN	72,231	9,992	100.0%
Minnesota National Bank - Duluth, MN	18,869	1,965	100.0%
Minot 1400 31st Ave - Minot, ND	48,960	11,573	91.2%
Minot 2505 16th Street SW - Minot, ND	15,000	2,318	100.0%
Miracle Hills One - Omaha, NE	84,445	7,700	85.4%
Northgate I - Maple Grove, MN	79,297	8,410	100.0%
Northgate II - Maple Grove, MN	26,000	2,587	100.0%
Northpark Corporate Center - Arden Hills, MN	145,439	19,031	50.2%
Omaha 10802 Farnam Dr - Omaha, NE	58,574	7,228	98.6%
Pacific Hills - Omaha, NE	143,075	10,533	81.4%
Plaza 16 - Minot, ND	50,610	9,693	100.0%
Plaza VII - Boise, ID	28,994	3,829	35.5%
Plymouth 5095 Nathan Lane - Plymouth, MN	20,528	1,939	100.0%
Plymouth I - Plymouth, MN	26,186	1,728	100.0%
Plymouth II - Plymouth, MN	26,186	1,671	100.0%
Plymouth III - Plymouth, MN	26,186	2,367	100.0%
Plymouth IV & V - Plymouth, MN	126,930	16,114	100.0%
Prairie Oak Business Center - Eden Prairie, MN	36,421	6,816	100.0%
Rapid City 900 Concourse Drive - Rapid City, SD	75,815	7,913	99.9%
Riverport - Maryland Heights, MO	121,316	8,107	100.0%
Southeast Tech Center - Eagan, MN	58,300	6,475	30.4%
Spring Valley IV - Omaha, NE	18,055	1,154	0.0%
Spring Valley V - Omaha, NE	24,171	1,586	100.0%
Spring Valley X - Omaha, NE	24,000	1,284	55.0%
Spring Valley XI - Omaha, NE	24,000	1,273	100.0%
Superior Office Building - Duluth, MN	20,000	2,619	100.0%
TCA Building - Eagan, MN	103,640	9,907	98.5%
Three Paramount Plaza - Bloomington, MN	75,526	9,382	66.9%
Thresher Square - Minneapolis, MN	117,144	12,813	27.7%
Timberlands - Leawood, KS	90,153	12,012	92.1%
UHC Office - International Falls, MN	30,000	2,565	100.0%
US Bank Financial Center - Bloomington, MN	153,311	18,053	82.8%
Wells Fargo Center - St Cloud, MN	86,477	10,690	91.7%
West River Business Park - Waite Park, MN	24,075	1,671	87.5%
Westgate - Boise, ID	103,342	13,551	100.0%
Whitewater Plaza - Minnetonka, MN	61,138	6,458	62.0%
Wirth Corporate Center - Golden Valley, MN	74,568	4,730	20.1%
Woodlands Plaza IV - Maryland Heights, MO	61,820	6,846	100.0%
TOTAL COMMERCIAL OFFICE	4,757,483	$544,628	80.7%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2014

COMMERCIAL HEALTHCARE
2800 Medical Building - Minneapolis, MN	53,750	$9,585	82.4%
2828 Chicago Avenue - Minneapolis, MN	56,239	17,672	100.0%
Airport Medical - Bloomington, MN*	24,218	4,678	100.0%
Barry Pointe Office Park - Kansas City, MO	18,502	2,893	80.0%
Billings 2300 Grant Road - Billings, MT	14,705	1,865	100.0%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	53,896	9,515	100.0%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	36,199	6,272	100.0%
Casper 1930 E 12th Street (Park Place) - Casper, WY	65,160	6,381	100.0%
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY	57,822	11,063	100.0%
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY	47,509	11,160	100.0%
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY	54,072	8,190	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Eagan 1440 Duckwood Medical - Eagan, MN	17,640	2,587	100.0%
Edgewood Vista - Belgrade, MT	5,192	820	100.0%
Edgewood Vista - Billings, MT	11,800	1,892	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,843	100.0%
Edgewood Vista - Brainerd, MN	82,535	9,665	100.0%
Edgewood Vista - Columbus, NE	5,194	870	100.0%
Edgewood Vista - East Grand Forks, MN	18,488	1,666	100.0%
Edgewood Vista - Fargo, ND	167,391	21,658	100.0%
Edgewood Vista - Fremont, NE	6,042	589	100.0%
Edgewood Vista - Grand Island, NE	5,185	837	100.0%
Edgewood Vista - Hastings, NE	6,042	612	100.0%
Edgewood Vista - Hermantown I, MN	119,349	11,679	100.0%
Edgewood Vista - Hermantown II, MN	160,485	11,269	100.0%
Edgewood Vista - Kalispell, MT	10,295	1,187	100.0%
Edgewood Vista - Minot, ND	108,503	12,712	100.0%
Edgewood Vista - Missoula, MT	10,150	1,037	100.0%
Edgewood Vista - Norfolk, NE	5,135	773	100.0%
Edgewood Vista - Omaha, NE	6,042	681	100.0%
Edgewood Vista - Sioux Falls, SD	11,800	1,328	100.0%
Edgewood Vista - Spearfish, SD	84,126	8,968	100.0%
Edgewood Vista - Virginia, MN	147,183	12,206	100.0%
Edina 6363 France Medical - Edina, MN*	70,934	15,175	98.3%
Edina 6405 France Medical - Edina, MN*	55,478	12,242	100.0%
Edina 6517 Drew Avenue - Edina, MN	12,140	1,542	100.0%
Edina 6525 Drew Avenue - Edina, MN	3,431	505	86.9%
Edina 6525 France SMC II - Edina, MN	67,409	14,791	95.1%
Edina 6545 France SMC I - Edina MN*	227,626	48,981	94.5%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN*	43,404	8,052	82.6%
Gateway Clinic - Sandstone, MN*	12,444	1,766	100.0%
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,558	13,511	65.0%
Jamestown Medical Office Building - Jamestown, ND*	45,222	7,622	91.7%
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY	62,291	10,574	100.0%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2014

COMMERCIAL HEALTHCARE - continued
Legends at Heritage Place - Sartell, MN	98,174	$10,890	100.0%
Mariner Clinic - Superior, WI*	28,928	3,871	100.0%
Minneapolis 701 25th Avenue Medical - Minneapolis, MN*	57,212	9,424	100.0%
Missoula 3050 Great Northern - Missoula, MT	14,640	1,971	100.0%
Nebraska Orthopaedic Hospital - Omaha, NE*	61,758	21,887	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,952	100.0%
Pavilion I - Duluth, MN*	45,081	10,174	100.0%
Pavilion II - Duluth, MN	73,000	19,325	100.0%
Ritchie Medical Plaza - St Paul, MN	52,116	12,947	89.3%
Sartell 2000 23rd Street South - Sartell, MN*	59,760	12,715	25.7%
Spring Creek-American Falls - American Falls, ID	17,273	4,015	100.0%
Spring Creek-Boise - Boise, ID	16,311	5,004	100.0%
Spring Creek-Eagle - Eagle, ID	15,559	4,038	100.0%
Spring Creek-Fruitland - Fruitland, ID	39,500	7,115	100.0%
Spring Creek-Meridian - Meridian, ID	31,820	7,148	100.0%
Spring Creek-Overland - Overland, ID	26,605	6,629	100.0%
Spring Creek-Soda Springs - Soda Springs, ID	15,571	2,223	100.0%
Spring Creek-Ustick - Meridian, ID	26,605	4,300	100.0%
St Michael Clinic - St Michael, MN	10,796	2,851	100.0%
Trinity at Plaza 16 - Minot, ND	24,795	9,702	100.0%
Wells Clinic - Hibbing, MN	18,810	2,661	100.0%
TOTAL COMMERCIAL HEALTHCARE	3,093,890	$525,028	96.3%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2014

COMMERCIAL INDUSTRIAL
Bloomington 2000 W 94th Street - Bloomington, MN	101,567	$7,430	100.0%
Eagan 2785 & 2795 Highway 55 - Eagan, MN	198,600	5,648	25.2%
Lexington Commerce Center - Eagan, MN	90,260	6,787	100.0%
Minot IPS - Minot, ND	27,698	6,051	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Roseville 3075 Long Lake Road - Roseville, MN	17,750	1,442	100.0%
Urbandale 3900 106th Street - Urbandale, IA	518,161	15,256	100.0%
Woodbury 1865 Woodlane - Woodbury, MN	69,600	5,620	100.0%
TOTAL COMMERCIAL INDUSTRIAL	1,218,711	$55,375	87.8%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Physical Occupancy as of April 30, 2014

COMMERCIAL RETAIL
17 South Main - Minot, ND	2,454	$287	100.0%
Arrowhead First International Bank - Minot, ND	3,702	1,306	100.0%
Burnsville 1 Strip Center - Burnsville, MN	8,526	1,186	100.0%
Champlin South Pond - Champlin, MN	26,020	3,640	75.6%
Chan West Village - Chanhassen, MN	137,572	21,725	99.2%
Dakota West Plaza - Minot , ND	16,921	615	94.9%
Duluth 4615 Grand - Duluth, MN	15,582	1,934	30.5%
Duluth Denfeld Retail - Duluth, MN	37,770	5,137	78.4%
Fargo Express Community - Fargo, ND	34,226	2,571	100.0%
Forest Lake Auto - Forest Lake, MN	6,836	509	100.0%
Forest Lake Westlake Center - Forest Lake, MN	100,570	8,849	52.6%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,117	5,720	98.0%
Jamestown Buffalo Mall - Jamestown, ND	213,271	8,965	86.4%
Jamestown Business Center - Jamestown, ND	100,249	2,650	83.9%
Kalispell Retail Center - Kalispell, MT	52,000	3,473	100.0%
Lakeville Strip Center - Lakeville, MN	9,488	2,040	100.0%
Minot Arrowhead - Minot, ND	81,594	8,778	100.0%
Minot Plaza - Minot, ND	11,003	650	100.0%
Monticello C Store - Monticello, MN	3,575	872	100.0%
Omaha Barnes & Noble - Omaha, NE	26,985	3,699	100.0%
Pine City C-Store - Pine City, MN	4,800	452	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	3,397	75.2%
Rochester Maplewood Square - Rochester, MN	118,398	13,974	97.9%
St. Cloud Westgate - St. Cloud, MN	105,446	8,158	100.0%
Weston Retail - Weston, WI	25,644	1,681	0.0%
Weston Walgreens - Weston, WI	14,820	2,455	100.0%
TOTAL COMMERCIAL RETAIL	1,308,322	$117,269	87.4%
SUBTOTAL	10,378,406	$1,996,031

Property Name and Location		(in thousands) Investment (initial cost plus improvements less impairment)

UNIMPROVED LAND
Badger Hills - Rochester, MN		$1,050
Bismarck 4916 - Bismarck, ND		3,250
Bismarck 700 E Main - Bismarck, ND		876
Deer Ridge- Jamestown, ND		711
Eagan - Eagan, MN		423
Georgetown Square - Grand Chute, WI		1,860
Grand Forks - Grand Forks, ND		4,278
Isanti Unimproved - Isanti, MN		58
Kalispell - Kalispell, MT		1,424
Legends at Heritage Place - Sartell, MN		537
Minot (Southgate) - Minot, ND		890
Minot Wells Fargo Bank - Minot, ND		992
Monticello - Monticello, MN		117
Rapid City Unimproved- Rapid City, SD		1,376
Renaissance Heights - Williston, ND		3,577
River Falls - River Falls, WI		180
Spring Creek Fruitland - Fruitland, IA		339
Urbandale - Urbandale, IA		114
Weston - Weston, WI		812
TOTAL UNIMPROVED LAND		$22,864

DEVELOPMENT IN PROGRESS
Arcata - Golden Valley, MN		$13,018
Cardinal Point - Grand Forks, ND		6,829
Chateau II - Minot, ND		2,098
Commons at Southgate - Minot, ND		28,065
Cypress Court II - St. Cloud, MN		1,580
Dakota Commons - Williston, ND		9,014
Red 20 - Minneapolis, MN		13,980
Renaissance Heights I - Williston, ND		27,529
Other		2,496
TOTAL DEVELOPMENT IN PROGRESS		$104,609

TOTAL UNITS - RESIDENTIAL SEGMENT	10,779
TOTAL SQUARE FOOTAGE - COMMERCIAL SEGMENTS(1)	10,378,406
TOTAL REAL ESTATE		$2,123,504
(1)	Excludes property classified as held for sale at April 30, 2014 (Dewey Hill Business Center, 73,338 sq ft).

Mortgages Payable and Line of Credit
As of April 30, 2014, individual first mortgage loans on the above properties totaled $985.9 million. Of the $997.7 million total of mortgage indebtedness on April 30, 2014, $20.5 million, or 2.1%, is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. Principal payments due on our mortgage indebtedness are as follows:
(in thousands)
Year Ended April 30,	Mortgage Principal
2015	$80,140
2016	92,888
2017	207,890
2018	91,657
2019	136,884
Thereafter	388,230
Total	$997,689

In addition to the individual first mortgage loans included in the Company's $997.7 million of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit had, as of April 30, 2014, lending commitments of $72.0 million.  The facility has a maturity date of December 1, 2016, and is secured by mortgages on 14 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of April 30, 2014 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company; Town & Country Credit Union; Highland Bank and MidCountry Bank. The line of credit has a current interest rate of 4.75% and a minimum outstanding principal balance requirement of $12.5 million, and as of April 30, 2014, the Company had borrowed $22.5 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2014, the Company believes it is in compliance with the facility covenants.
Future Minimum Lease Receipts
The future minimum lease receipts to be received under leases for commercial properties in place as of April 30, 2014, assuming that no options to renew or buy out the leases are exercised, are as follows:
(in thousands)
Year Ended April 30,	Lease Payments
2015	$110,080
2016	101,673
2017	87,405
2018	73,163
2019	60,348
Thereafter	136,292
Total	$568,961
Capital Expenditures
Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2014, we spent approximately $34.6 million on capital improvements, tenant improvements and other capital expenditures.
The following table shows total and weighted average per square foot/unit recurring and non-recurring capital expenditures (excluding capital expenditures recoverable from tenants and capital expenditures at properties sold during the period), and, for our same-store commercial segment properties, tenant improvements (excluding tenant-funded tenant improvements) and leasing costs for the three years ended April 30, 2014, 2013 and 2012. We define recurring capital expenditures as those made on a regular or recurring basis to maintain a property's competitive position within its market, generally with a depreciable life of 5 to 12 years, but excluding (a) capital expenditures made in the year of acquisition and in subsequent periods until the property is classified as same-store (i.e., excluding capital expenditures on non-same-store properties), (b) improvements associated with the expansion or re-development of a building, (c) renovations to a building which change the underlying classification of the building (for example, from industrial to office or Class C office to Class A office) or (d) capital improvements that represent the addition of something new to a property, rather than the replacement of an existing item.  We believe that recurring capital expenditures is a useful measure of performance because it provides an indication of the expenses that we can expect to incur on an on-going basis. Non-recurring capital expenditures correspond to major capital expenditures for items such as roof replacements or items that result in something new being added to the property (for example, the addition of a new heating and air conditioning unit that is not replacing one previously there), generally with a depreciable life of 20 to 40 years, and include expenditures completed in the year of acquisition and in subsequent periods until the property is classified as same-store (i.e., including capital expenditures on non-same-store properties).
	(in thousands except per SF or Unit data)
	Years Ended April 30,
	2014		2013		2012
	Amount	Rate/SF or Unit	Amount	Rate/SF or Unit	Amount	Rate/SF or Unit
Commercial Office Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$0	0.00	$148	0.03
Non-recurring capital expenditures	$1,813	0.38	$754	0.15	$992	0.20
Tenant improvements at same-store properties	$6,238	1.31	$6,154	1.22	$5,179	1.02
Leasing costs at same-store properties	$2,549	0.54	$3,411	0.67	$1,683	0.33

Commercial Healthcare Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$49	0.02	$86	0.03
Non-recurring capital expenditures	$612	0.20	$356	0.12	$562	0.19
Tenant improvements at same-store properties	$3,235	1.11	$1,573	0.58	$3,736	1.28
Leasing costs at same-store properties	$518	0.18	$784	0.29	$557	0.19

Commercial Industrial Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$0	0.00	$5	0.00
Non-recurring capital expenditures	$127	0.10	$0	0.00	$256	0.09
Tenant improvements at same-store properties	$320	0.27	$777	0.26	$1,179	0.40
Leasing costs at same-store properties	$160	0.14	$658	0.22	$317	0.11

Commercial Retail Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$0	0.00	$49	0.04
Non-recurring capital expenditures	$635	0.49	$678	0.48	$1,062	0.76
Tenant improvements at same-store properties	$144	0.11	$1,335	0.96	$214	0.15
Leasing costs at same-store properties	$570	0.44	$275	0.20	$215	0.15

Multi-Family Residential Properties:

Recurring Capital Expenditures	$4,956	589	$5,941	713	$6,416	752
Non-Recurring Capital Expenditures	$11,355	1,053	$6,737	655	$5,001	546

Contracts or Options to Purchase
We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements with the tenant. In general, these options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2014, 15 of our properties were subject to purchase options, and the total investment cost, plus improvements, of all such properties was $120.5 million with total gross rental revenues in fiscal year 2014 of $9.8 million.
Properties by State
The following table presents, as of April 30, 2014, the total amount of property owned, net of accumulated depreciation, by state of each of the five major segments of properties owned by us - multi-family residential, commercial office, commercial healthcare, commercial industrial and commercial retail:
	(in thousands)
State	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	All Segments	% of All Segments
Minnesota	$179,083	$256,441	$242,771	$21,851	$55,324	$755,470	48.1%
North Dakota	199,350	33,238	54,288	10,205	25,575	322,656	20.5%
Nebraska	91,724	55,598	20,003	0	2,266	169,591	10.8%
Kansas	49,233	12,012	0	0	0	61,245	3.9%
South Dakota	36,356	5,329	8,652	0	0	50,337	3.2%
Idaho	0	12,212	38,089	0	0	50,301	3.2%
Wyoming	0	0	42,596	0	0	42,596	2.7%
Montana	30,116	0	7,464	0	2,633	40,213	2.6%
Iowa	9,769	0	0	13,121	0	22,890	1.4%
Missouri	0	20,087	2,425	0	0	22,512	1.4%
Colorado	0	18,896	0	0	0	18,896	1.2%
Wisconsin	0	8,923	2,897	0	3,216	15,036	1.0%
Total	$595,631	$422,736	$419,185	$45,177	$89,014	$1,571,743	100.0%
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
Prior to December 18, 2012, our common shares traded on the Nasdaq Global Select Market under the symbol "IRET." On December 18, 2012, our common shares began trading on the New York Stock Exchange ("NYSE") under the symbol "IRET." The following table shows the high and low sales prices for our common shares for the periods indicated, as reported by the Nasdaq Global Select Market through December 17, 2012 and the NYSE thereafter, and the distributions per common share and limited partnership unit declared with respect to each period. On June 2, 2014, the last reported sales price per share of our common shares on the NYSE was $8.93.
Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2014
April 30, 2014	$9.06	$8.34	$0.1300
January 31, 2014	8.94	8.24	0.1300
October 31, 2013	9.03	8.05	0.1300
July 31, 2013	9.77	8.09	0.1300

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2013
April 30, 2013	$10.00	$9.20	$0.1300
January 31, 2013	9.40	7.73	0.1300
October 31, 2012	8.49	7.92	0.1300
July 31, 2012	8.31	7.05	0.1300

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
Shareholders
As of June 2, 2014, the Company had 3,912 common shareholders of record, and 109,374,477 common shares of beneficial interest (plus 21,073,161 limited partnership units potentially convertible into 21,073,161 common shares) were outstanding.
Unregistered Sales of Shares
Sales of Unregistered Securities. During the fiscal years ended April 30, 2014, 2013 and 2012, respectively, we issued an aggregate of 254,948, 180,935 and 518,019 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 254,948, 180,935 and 518,019 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities. The Company did not repurchase any of its equity securities during fiscal year 2014.

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
Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2009, and ending April 30, 2014, the cumulative total returns for the Company's common shares with the comparable cumulative total return of two indexes, the Standard & Poor's 500 Index ("S&P 500"), and the FTSE NAREIT Equity REITs Index, which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Market.
The performance graph assumes that at the close of trading on April 30, 2009, the last trading day of fiscal year 2009, $100 was invested in the Company's common shares and in each of the indexes.  The comparison assumes the reinvestment of all distributions.  Cumulative total shareholder returns for the Company's common shares, the S&P 500 and the FTSE NAREIT Equity REITs Index are based on the Company's fiscal year ending April 30.

Total Return Performance
350
300
250
200
150
100
50
0
Index Value
Investors Real Estate Trust
S&P 500
FTSE NAREIT Equity REITs
04/30/09
04/30/10
04/30/11
04/30/12
04/30/13
04/30/14

	FY09	FY10	FY11	FY12	FY13	FY14
Investors Real Estate Trust	100.00	101.79	118.53	97.50	139.77	133.21
S&P 500	100.00	138.84	162.75	170.49	199.29	240.02
FTSE NAREIT Equity REITs	100.00	168.70	206.23	226.47	270.74	273.10

Source:  SNL Financial LC

Item 6. Selected Financial Data
Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.
	(in thousands, except per share data)
	2014	2013	2012	2011	2010
Consolidated Income Statement Data
Revenue	$265,482	$248,058	$228,671	$224,773	$218,364
Impairment of real estate investments in continuing and discontinued operations	$44,426	$305	$428	$0	$1,678
Gain on sale of discontinued operations and real estate and other investments	$6,948	$6,885	$349	$19,365	$68
(Loss) income from continuing operations	$(23,390)	$20,677	$8,644	$4,679	$5,710
Income (loss) from discontinued operations	$6,450	$9,295	$1,062	$19,672	$(1,125)
Net (loss) income	$(16,940)	$29,972	$9,706	$24,351	$4,585
Net loss (income) attributable to noncontrolling interests – Operating Partnership	$4,676	$(3,633)	$(1,359)	$(4,449)	$(562)
Net (loss) income attributable to Investors Real Estate Trust	$(13,174)	$25,530	$8,212	$20,082	$4,001
Consolidated Balance Sheet Data
Total real estate investments	$1,696,720	$1,680,834	$1,557,108	$1,458,245	$1,500,889
Total assets	$1,869,221	$1,889,554	$1,714,367	$1,615,363	$1,660,930
Mortgages payable	$997,689	$1,049,206	$1,048,689	$993,803	$1,057,619
Revolving lines of credit	$22,500	$10,000	$39,000	$30,000	$6,550
Total Investors Real Estate Trust shareholders' equity	$592,184	$612,787	$432,989	$411,690	$409,523

Consolidated Per Common Share Data (basic and diluted)
Income from continuing operations - Investors Real Estate Trust	$(.28)	$.09	$.06	$.02	$.04
Income (loss) from discontinued operations - Investors Real Estate Trust	$.05	$.08	$.01	$.20	$(.01)
Net income	$(.23)	$.17	$.07	$.22	$.03
Distributions	$.52	$.52	$.56	$.69	$.68

CALENDAR YEAR	2013	2012	2011	2010	2009
Tax status of distributions
Capital gain	3.09%	2.41%	37.48%	0.00%	0.09%
Ordinary income	28.41%	23.17%	18.04%	28.53%	39.17%
Return of capital	68.50%	74.42%	44.48%	71.47%	60.74%
For the fiscal year ended April 30, 2014, IRET recognized approximately $16.2 million of net capital gain for federal income tax purposes. IRET designates the entire $16.2 million of net capital gain as capital gain dividends.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2014.

Overview
We are a self-advised equity real estate investment trust engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified in property type and location. As of April 30, 2014, our real estate portfolio consisted of 93 multi-family residential properties containing 10,779 apartment units and having a total real estate investment amount net of accumulated depreciation of $595.6 million, and 166 commercial properties containing approximately 10.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $976.1 million.
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
Prior to February 1,  2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. Effective February 1, 2014 the Company adopted Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results.
As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. During the quarter ended April 30, 2014, the Company applied the new standard to one property that was classified as held for sale.
Impairment.  The Company's long-lived assets are reviewed for impairment when and if events or changes in circumstances or triggering events (such as adverse market conditions, including conditions resulting from an ongoing economic recession) indicate that the cost of a long lived asset group might not be recoverable. Judgments regarding existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and events that occur that affect the financial strength of significant tenants of the assets, including tenants who have filed for bankruptcy.  For long-lived assets in which a triggering event has been identified, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of the asset group, including any associated intangibles, subject to evaluation. The evaluation of undiscounted cash flows is subjective and reflects assumptions regarding current market conditions relative to the long-lived asset group being evaluated, such as future occupancy, rental rates and capital requirements that could differ materially from actual results. A worsening real estate market, among other factors, may cause the Company to re-evaluate the assumptions used in our impairment analysis.  If the undiscounted cash flows plus reversion are less than the asset group's carrying value, impairment is recorded based on the estimated fair value (typically based on a current independent appraisal) of the long-lived asset in comparison to its carrying value. Any changes in such assumptions or any differences between assumptions and actual results could materially affect the Company's financial statements. The results of the Company's impairment analysis could be material to the Company's financial statements.
Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts (approximately $248,000 as of April 30, 2014) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for deferred rents receivable arising from the straight-lining of rents (approximately $796,000 as of April 30, 2014). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.
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
The Company has one TRS, acquired during the second quarter of fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates.  For fiscal year 2014, the Company estimates that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the fiscal year ended April 30, 2014.  The Company's TRS is the tenant in the Company's Legends at Heritage Place senior housing facility.
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
Fiscal 2014 Significant Events and Transactions
During fiscal year 2014, the Company successfully completed various acquisition, development, disposition, and financing transactions, including the following significant activities:
Acquisitions, Dispositions, and Development Projects Placed in Service:
During fiscal year 2014, the Company added approximately 577 apartment units to its multi-family residential portfolio, through its acquisition of three multi-family residential properties and the placement in service of three multi-family residential development projects. The Company sold two multi-family residential properties, with a total of 132 units, for a net addition to the Company's multi-family residential portfolio in fiscal year 2014 of approximately 445 apartment units. Additionally, approximately 54 units of a planned 288 units in the Company's Renaissance Heights development project in Williston, North Dakota were certified for occupancy in the fourth quarter of fiscal year 2014.

The Company added approximately 138,000 square feet to its senior housing portfolio through its acquisition of two assisted living properties, in Fruitland, Idaho and Sartell, Minnesota, for purchase prices totaling approximately $18.9 million. The Company also acquired a number of parcels of unimproved land in Idaho, Minnesota, North Dakota and South Dakota for possible future development, for purchase prices totaling approximately $5.1 million, including the $1.9 million value of the land contributed by the Company's joint venture partner in a development project in Minnesota.
During fiscal year 2014, in addition to its sale of two multi-family residential projects the Company sold 18 industrial, retail and office properties in Minnesota, North Dakota and Iowa, for sales prices totaling approximately $77.4 million.
Development Projects in Process:
During fiscal year 2014, the Company began construction of its 44-unit Dakota Commons apartment project in Williston, North Dakota; 251-unit Cardinal Point apartment project in Grand Forks, North Dakota; 66-unit Cypress Court II apartment project in St. Cloud, Minnesota, which is owned by a joint venture in which the Company is an approximately 86.1% partner; and 130-unit Red 20 apartment project with 10,625 commercial square feet in Minneapolis, Minnesota, which is owned by a joint venture in which the Company is an approximately 58.6% partner.
During fiscal year 2014 construction continued on the Company's 233-unit Commons at Southgate apartment project in Minot, North Dakota, which is owned by a joint venture in which the Company is an approximately 51.0% partner; 165-unit Arcata apartment project in Golden Valley, Minnesota; and 288-unit Renaissance Heights I apartment project in Williston, North Dakota, which is owned by a joint venture in which the Company is an approximately 70.0% partner. The Company is also continuing to rebuild the two buildings at its Chateau apartments property that were destroyed by fire in December 2013.
Credit Facility:
During fiscal year 2014, the Company's Operating Partnership entered into an Amended and Restated Loan Agreement ("Loan Agreement") with First International Bank & Trust as lead bank, pursuant to which First International agreed to provide a revolving credit facility with a commitment amount at the time of close of $72.0 million. This Loan Agreement amends and restates the borrower's previous secured line of credit with First International and participant banks. The Loan Agreement lowered the floor on the interest rate on borrowing under the facility to 4.75%.
Market Conditions and Outlook
During the Company's fiscal year 2014, continued high occupancy levels in its multi-family residential portfolio allowed the Company to implement selected rent increases, and the Company's three multi-family residential development projects placed in service during the year (the Company's Landing at Southgate project in Minot, North Dakota; Cypress Court project in St. Cloud, Minnesota, and River Ridge project in Bismarck, North Dakota) leased up quickly, with Landing at Southgate 100%, Cypress Court 78.8% and River Ridge 100% leased as of April 30, 2014. The Company expects to see continued favorable results in this segment in fiscal year 2015; however, the Company's ability to maintain occupancy levels and selectively raise rents remains dependent on continued economic recovery and employment and wage growth. The Company also observes considerable multi-family development activity in the Company's markets, and as this new construction is completed and leased, the Company will experience increased competition for tenants.
The Company's commercial office segment, while still negatively affected by a number of adverse macro conditions, including unemployment levels that remain elevated and stagnant wage growth, also showed some progress, with new leasing activity matching absorption rates in the Company's Minneapolis market and in other of its office markets. However, these absorption rates remain low, and businesses, in a continued focus on costs, appear to be increasing the density of their work spaces by placing more employees in less total square footage and giving back the excess space or downsizing upon lease renewals. We expect this erosion in demand for office space to continue, which we expect will impede upward pressure on rental rates in our commercial office portfolio in particular. Trends in the effective rents received by the Company can be seen in the information presented in the "Analysis of Commercial Segments' Credit Risk and Leases" section of this Management's Discussion and Analysis of Financial Conditions and Results of Operations. Additionally, the Company continues to expect recovery of the overall office market to be challenged by the slow and uneven recovery of the broader economy and by relatively high unemployment rates.

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
Both the retail and industrial property markets are showing signs of revival. In the retail segment, better-located retail properties continue to enjoy more leasing success, while outlying shopping centers continue to experience higher vacancy rates. In the industrial segment, a relative lack of new supply is leading to vacant industrial space being absorbed. Industrial rents are not yet rising to reflect this lack of new supply, but tenant concessions appear to be dissipating.
The Company plans to continue in fiscal year 2015 its selective disposition of assets in non-core markets, particularly office and retail segment assets, and intends to use the proceeds from these dispositions to continue deleveraging its portfolio and for developing and acquiring high-quality assets in its multi-family and healthcare segments. Subsequent to the end of fiscal year 2014, on May 19, 2014, the Company sold an office property in Edina, Minnesota for a total sales price of approximately $3.1 million.
The Company continues to allocate resources to the dynamic economy of the energy-rich Bakken Shale Formation region of eastern Montana, western and central North Dakota, northwest South Dakota and western Minnesota. Development projects currently scheduled for completion in fiscal years 2015 and 2016 in this region include the Company's 233-unit Commons at Southgate apartment projects in Minot, North Dakota, in which the Company has a 51% interest; and the 288-unit Renaissance Heights Phase I apartment project in Williston, North Dakota, in which the Company has an approximately 70% interest. Energy activity in the Bakken Shale region continues to be robust, and the Company expects this activity to remain strong in the next several years.
Same-Store and Non-Same-Store Properties
Throughout this Annual Report on Form 10-K, we have provided certain information on a same-store and non-same-store properties basis. We formerly referred to these categories of properties as stabilized and non-stabilized properties. Our method of determining the properties included in these categories has not changed from prior periods; only the names of the categories have changed. Information provided on a same-store properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared (except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, and properties classified as discontinued operations), and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for commercial office, healthcare, industrial and retail properties.
For the comparison of fiscal years 2014 and 2013, all or a portion of 24 properties were non-same-store, of which non-same-store properties 11 were redevelopment or in-service development properties. For the fiscal year 2014 to 2013 comparison, all or a portion of 12 properties were added to non-same-store and all or a portion of 15 properties were moved to same-store compared to the designations for the fiscal year 2013 to 2012 comparison. For the comparison of fiscal years 2013 and 2012, all or a portion of 27 properties were non-same-store, of which non-same-store properties 7 were redevelopment or in-service development properties.
While there are judgments to be made regarding changes in designation, we typically move properties from same-store to non-same-store when redevelopment has or is expected to have a significant impact on property net operating income within the fiscal year. Sold properties and properties designated as held for sale are moved to the non-same store category when so classified, and acquisitions are moved to same-store once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion. Our development projects in progress are not included in our non-same-store properties category until they are placed in-service, which occurs upon the substantial completion of a commercial property, and upon receipt of a certificate of occupancy, in the case of a multi-family residential development project. They are then subsequently moved from non-same-store to same-store when the property has been in-service for the entirety of both periods being compared and has reached the target level of occupancy specified above.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The discussion that follows is based on our consolidated results of operations for the fiscal years ended April 30, 2014, 2013 and 2012.
	(in thousands) Year Ended April 30			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Real estate rentals	$219,921	$204,719	$188,299	$15,202	7.4%	$16,420	8.7%
Tenant reimbursement	45,561	43,339	40,372	2,222	5.1%	2,967	7.3%
TOTAL REVENUE	265,482	248,058	228,671	17,424	7.0%	19,387	8.5%
Depreciation/amortization related to real estate investments	67,592	59,306	53,690	8,286	14.0%	5,616	10.5%
Utilities	21,864	18,792	17,106	3,072	16.3%	1,686	9.9%
Maintenance	31,158	28,340	25,530	2,818	9.9%	2,810	11.0%
Real estate taxes	32,982	32,182	29,349	800	2.5%	2,833	9.7%
Insurance	5,165	3,734	3,343	1,431	38.3%	391	11.7%
Property management expenses	16,961	15,003	18,164	1,958	13.1%	(3,161)	(17.4%)
Other property expenses	357	1,008	(142)	(651)	(64.6%)	1,150	(809.9%)
Administrative expenses	9,938	7,904	6,694	2,034	25.7%	1,210	18.1%
Advisory and trustee services	805	590	687	215	36.4%	(97)	(14.1%)
Other expenses	2,132	2,173	1,898	(41)	(1.9%)	275	14.5%
Amortization related to non-real estate investments	3,326	3,027	2,960	299	9.9%	67	2.3%
Impairment of real estate investments	42,566	0	0	42,566	n/a	0	n/a
TOTAL EXPENSES	234,846	172,059	159,279	62,787	36.5%	12,780	8.0%
Gain on involuntary conversion	2,480	5,084	274	(2,604)	(51.2%)	4,810	1755.5%
Operating income	33,116	81,083	69,666	(47,967)	(59.2%)	11,417	16.4%
Interest expense	(59,142)	(61,154)	(61,801)	2,012	(3.3%)	647	(1.0%)
Interest income	1,908	222	148	1,686	759.5%	74	50.0%
Other income	779	526	631	253	48.1%	(105)	(16.6%)
(Loss) income before loss on sale of real estate and other investments and income from discontinued operations	(23,339)	20,677	8,644	(44,016)	(212.9%)	12,033	139.2%
Loss on sale of real estate and other investments	(51)	0	0	(51)	n/a	0	n/a
(Loss) income from continuing operations	(23,390)	20,677	8,644	(44,067)	(213.1%)	12,033	139.2%
Income from discontinued operations	6,450	9,295	1,062	(2,845)	(30.6%)	8,233	775.2%
NET (LOSS) INCOME	(16,940)	29,972	9,706	(46,912)	(156.5%)	20,266	208.8%
Net loss (income) attributable to noncontrolling interests – Operating Partnership	4,676	(3,633)	(1,359)	8,309	(228.7%)	(2,274)	167.3%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(910)	(809)	(135)	(101)	12.5%	(674)	499.3%
Net (loss) income attributable to Investors Real Estate Trust	(13,174)	25,530	8,212	(38,704)	(151.6%)	17,318	210.9%
Dividends to preferred shareholders	(11,514)	(9,229)	(2,372)	(2,285)	24.8%	(6,857)	289.1%
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(24,688)	$16,301	$5,840	(40,989)	(251.5%)	10,461	179.1%

Revenues. Total revenues increased by 7.0% to $265.5 million in fiscal year 2014, compared to $248.1 million in fiscal year 2013. Total revenues increased by 8.5% to $248.1 million in fiscal year 2013, compared to $228.7 million in fiscal year 2012. These increases were primarily attributable to the addition of new income-producing real estate properties.
For fiscal 2014, the increase in revenue of $17.4 million resulted from:
(in thousands)
Rent primarily from properties acquired and development projects placed in service in fiscal year 2014	$4,488
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in fiscal year 2013 in excess of that received in 2013 from the same properties	6,685
Increase in rent on same-store properties due primarily to increased rental revenue and tenant reimbursements in the commercial office and healthcare segments and increased rental rates in the multi-family residential segment(1)	6,251
$17,424
(1)	See analysis of NOI by segment on pages 51-55 of the MD&A for additional information.
For fiscal 2013, the increase in revenue of $19.4 million resulted from:
(in thousands)
Rent primarily from properties acquired and development projects placed in service in fiscal year 2013	$8,889
Rent in Fiscal 2013 primarily from properties acquired and development projects placed in service in fiscal year 2012 in excess of that received in 2012 from the same properties	8,666
Increase in rental income on same-store properties due primarily to an increase in occupancy and rents, net of a decrease in rental income due to changes within the assisted living portfolio in the commercial healthcare segment(1)	1,832
$19,387
(1)	Decrease in rent was offset by a decrease in expense. See analysis of NOI by segment on pages 57-61 of the MD&A for additional information.
As illustrated above, the majority of the increase in our gross revenue for fiscal years 2014 and 2013 ($17.4 million and $19.4 million respectively) resulted from the addition of new income-producing real estate properties to the IRET Properties' portfolio. Rental revenue from same-store properties increased by $6.3 million and $1.8 million in fiscal years 2014 and 2013, respectively. For the next 12 months, we continue to look to acquisitions and development of new properties and recovery in our same-store portfolio, in our commercial office segment in particular, to be the most significant factors in any increase in our revenues and ultimately our net income. However, identifying attractive acquisition possibilities remains a continuing challenge.
Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 14.0% to $67.6 million in fiscal year 2014, compared to $59.3 million in fiscal year 2013. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements and to a change in the lives of several intangible assets due to a change in lease terms.
Depreciation/amortization related to real estate investments increased by 10.5% to $59.3 million in fiscal year 2013, compared to $53.7 million in fiscal year 2012. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements.
Utilities.  Utilities increased by 16.3% to $21.9 million in fiscal year 2014, compared to $18.8 million in fiscal year 2013. The addition of new income-producing real estate properties accounted for $984,000 of this increase.  Utilities at same-store properties increased by $2.1 million in fiscal year 2014 due to utility rate increases and the effect of colder weather on heating costs.
Utilities increased by 9.9% to $18.8 million in fiscal year 2013, compared to $17.1 million in fiscal year 2012. This increase was primarily attributable to the addition of new income-producing real estate properties which added $1.2 million in utility expense in fiscal 2013 compared to fiscal 2012. Utilities at same-store properties increased by approximately $529,000 in fiscal year 2013, primarily due to the effect of milder weather on heating costs in the prior period.

Maintenance.  Maintenance expenses increased by 9.9% to $31.2 million in fiscal year 2014, compared to $28.3 million in fiscal year 2013.  The addition of new income-producing real estate properties accounted for $1.4 million of this increase.  The balance of the increases was attributable to increased general maintenance items at same-store properties compared to the prior year.
Maintenance expenses increased by 11.0% to $28.3 million in fiscal year 2013, compared to $25.5 million in fiscal year 2012. The addition of new income-producing real estate properties accounted for approximately half of this increase. The remainder of the increase was due to increased snow removal costs at same-store properties compared to the prior year.
Real Estate Taxes.  Real estate taxes increased by 2.5% to $33.0 million in fiscal year 2014, compared to $32.2 million in fiscal year 2013. The addition of new income-producing real estate properties accounted for an increase of $1.4 million while the real estate taxes at same-store properties decreased by $547,000.  This decrease was attributable to a state-paid property tax relief credit legislated by the state of North Dakota for calendar year 2013 real estate taxes.
Real estate taxes increased by 9.7% to $32.2 million in fiscal year 2013, compared to $29.3 million in fiscal year 2012. The addition of new income-producing real estate properties accounted for approximately half of this increase. The remainder of the increase was due to increased real estate taxes at same-store properties compared to the prior year.
Insurance.  Insurance expense increased by 38.3% to $5.2 million in fiscal year 2014, compared to $3.7 million in fiscal year 2013. An increase in insurance premiums and the company's self-insurance deductible accounted for $1.2 million of the increase while the balance of the increase was due to the addition of new income-producing real estate properties.
Insurance expense increased by 11.7% to $3.7 million in fiscal year 2013, compared to $3.3 million in fiscal year 2012. This increase was primarily attributable to the addition of new income-producing real estate properties.
Property Management Expenses.  Property management expenses increased by 13.1% to $17.0 million in fiscal year 2014, compared to $15.0 million in fiscal year 2013. The addition of new income-producing real estate properties accounted for $1.3 million of this increase. The remainder of the increase was primarily attributable to increased management labor and benefit costs at our same-store properties compared to the prior year. This increase was due to high labor costs in our energy-impacted markets as well as the hiring of additional employees at existing properties.
Property management expenses decreased by 17.4% to $15.0 million in fiscal year 2013, compared to $18.2 million in fiscal year 2012. This decrease was primarily due to the restructuring of the Company's assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold a wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expense category of the Company's statements.
Other Property Expenses.  Other property expense, consisting of bad debt provision expense, decreased by 64.6% to approximately $357,000 in fiscal year 2014, compared to $1.0 million of in fiscal year 2013, due to a decrease in uncollectible accounts receivable.
Other property expense increased by 809.9% to $1.0 million in fiscal year 2013, compared to approximately $142,000 of revenue in fiscal year 2012. In fiscal 2012 approximately $715,000 was received in the bankruptcy settlement of a former tenant. The remainder of the change from fiscal year 2012 to fiscal year 2013 was due to increased bad debt write-offs in fiscal year 2013.
Administrative Expenses.  Administrative expenses increased by 25.7% to $9.9 million in fiscal year 2014, compared to $7.9 million in fiscal year 2013. This change was primarily due to an increase of approximately $914,000 in noncash executive compensation, an increase of approximately $740,000 in compensation expenses related to high labor costs in our energy-impacted markets and an increase of approximately $154,000 in health insurance costs as compared to the prior year.

Administrative expenses increased by 18.1% to $7.9 million in fiscal year 2013, compared to $6.7 million in fiscal year 2012. This increase was primarily due to an increase of approximately $407,000 in salary expense related to high labor costs in our energy-impacted markets, $467,000 in executive bonus expense per the compensation plan and an increase of approximately $317,000 in health insurance costs in fiscal year 2013 as compared to the prior year.
Advisory and Trustee Services.  Advisory and trustee services expense increased by 36.4% to $805,000 in fiscal year 2014, compared to $590,000 in fiscal year 2013. This change was primarily due to an increase in noncash trustee compensation. Advisory and trustee services expense decreased by 14.1% to $590,000 in fiscal year 2013, compared to $687,000 in fiscal year 2012.
Other Expenses.  Other expenses decreased 1.9% to $2.1 million in fiscal year 2014, compared to $2.2 million in fiscal year 2013. Other expenses increased 14.5% to $2.2 million in fiscal year 2013, compared to $1.9 million in fiscal year 2012. This increase was primarily due to increases in securities issuance and registration expenses.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments increased 9.9% in fiscal year 2014 to $3.3 million, compared to $3.0 million in fiscal year 2013, primarily due to the amortization of new leasing commissions. Amortization related to non-real estate investments was $3.0 million in both fiscal years 2013 and 2012.
Impairment of Real Estate Investments.  During fiscal year 2014, the Company incurred a loss of $42.6 million due to the impairment of ten commercial office properties and one commercial industrial property. See Note 2 of the Notes to Consolidated Financial Statements in this report for additional information.
Gain on Involuntary Conversion.  During fiscal years 2014, 2013 and 2012, the Company recognized gains on involuntary conversion of $2.5 million, $5.1 million and approximately $274,000, respectively. See Note 2 of the Notes to Consolidated Financial Statements in this report for additional information.
Interest Expense.  Components of interest expense in fiscal years 2014, 2013 and 2012 were as follows.
	(in thousands) Year Ended April 30			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Mortgage debt	$56,087	$58,893	$57,684	$(2,806)	(4.8%)	$1,209	2.1%
Line of credit	691	980	2,443	(289)	(29.5%)	(1,463)	(59.9%)
Other	2,364	1,281	1,674	1,083	84.5%	(393)	(23.5%)
Total interest expense	$59,142	$61,154	$61,801	$(2,012)	(3.3%)	$(647)	(1.0%)
Mortgage interest decreased by 4.8% to $56.1 million in fiscal year 2014, compared to $58.9 million in fiscal year 2013.  Mortgages on properties newly acquired in fiscal years 2014 and 2013 added $1.2 million to our mortgage interest expense in fiscal year 2014, while mortgage interest on same-store properties decreased $4.0 million compared to fiscal year 2013, primarily due to loan payoffs.
Mortgage interest increased by 2.1% to $58.9 million in fiscal year 2013, compared to $57.7 million in fiscal year 2012. Mortgages on properties newly acquired in fiscal years 2013 and 2012 added $3.8 million to our mortgage interest expense in fiscal year 2013, while mortgage interest on same-store properties decreased $2.6 million compared to fiscal year 2012, primarily due to loan payoffs.
Our overall weighted average mortgage interest rate was 5.37%, 5.55% and 5.78% as of April 30, 2014, 2013 and 2012, respectively, on total mortgages payable of $997.7 million, $1.0 billion and $1.0 billion.
Interest expense on our line of credit decreased by 29.5% to approximately $691,000 in fiscal year 2014, compared to approximately $980,000 in fiscal year 2013, primarily due to a lower average outstanding balance during fiscal year 2014 compared to the prior year. Interest expense on our line of credit decreased by 59.9% to approximately $980,000 in fiscal year 2013, compared to $2.4 million in fiscal year 2012, primarily due to a lower average outstanding balance during fiscal year 2013 compared to the prior year.
Other interest consists of interest on the Company's construction loans, a financing liability, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased by 84.5% to $2.4 million in fiscal year 2014, compared to $1.3 million in fiscal year 2013, primarily due to interest on a new financing liability in fiscal year 2014. Other interest decreased by 23.5% to $1.3 million in fiscal year 2013, compared to $1.7 million in fiscal year 2012, primarily due to a decrease in prepayment penalties, offset by an increase in amortization of loan costs.
Interest Income and Other Income.  The Company recorded interest income in fiscal years 2014, 2013 and 2012 of approximately $1.9 million, $222,000 and $148,000, respectively.  The increase in interest income from fiscal year 2013 to fiscal year 2014 was primarily due to interest earned on a contract for deed in fiscal year 2014.
Other income consists of real estate tax appeal refunds and other miscellaneous income.  The Company earned other income in fiscal years 2014, 2013 and 2012 of approximately $779,000, $526,000 and $631,000, respectively. The increase in other income from fiscal year 2013 to fiscal year 2014 was primarily due to income from the TRS the Company acquired in fiscal year 2014.
Loss on Sale of Real Estate and Other Investments.  The Company recorded a loss on sale of other investments of approximately $51,000 in fiscal year 2014.
Income from Discontinued Operations.  Prior to February 1,  2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. Effective February 1, 2014 the Company adopted ASU No. 2014-08. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. During the quarter ended April 30, 2014, the Company applied the new standard to one property that was classified as held for sale.
Income from discontinued operations in fiscal years 2014, 2013 and 2012 was $6.5 million, $9.3 million and $1.1 million, respectively. During the first three quarters of fiscal year 2014, the Company disposed of two multi-family residential properties, three commercial office properties, twelve commercial industrial properties and three commercial retail properties that were classified as discontinued operations. During the quarter ended April 30, 2014, the Company applied ASU No. 2014-08 to one property that was classified as held for sale and did not record any discontinued operations. During fiscal year 2013, the Company disposed of three multi-family residential properties, one retail property, one healthcare property and four condominium units that were classified as discontinued operations. Eight condominium units and a retail property were classified as held for sale and also classified as discontinued operations at April 30, 2012. The Company realized a gain on sale of discontinued operations for fiscal year 2014 of $7.0 million. This compares to a $6.9 million gain on sale of discontinued operations recognized in fiscal year 2013 and approximately $349,000 recognized in fiscal year 2012. See Note 12 of the Notes to Consolidated Financial Statements in this report for further information on discontinued operations.
Net Income.  Net loss available to common shareholders for fiscal year 2014 was $24.7 million, compared to net income available to common shareholders of $16.3 million and $5.8 million in fiscal years 2013 and 2012, respectively. The change in net income available to common shareholders in fiscal year 2014 as compared to fiscal year 2013 was primarily due to impairment of real estate investments of $42.6 million in fiscal year 2014. The increase in net income in fiscal year 2013 as compared to fiscal year 2012 was primarily due to an increase in the gain on involuntary conversion and the gain on sale of discontinued operations.  On a per common share basis, net loss was $.23 per common share in fiscal year 2014, compared to net income of $.17 and $.07 per common share in fiscal years 2013 and 2012, respectively.

Physical Occupancy
Physical occupancy as of April 30, 2014 compared to April 30, 2013 increased in two of our five reportable segments (commercial healthcare and commercial retail), decreasing in our multi-family residential, commercial office and commercial industrial segments, on a same-store basis and an all-property basis. The decrease of 8.6% in physical occupancy in our commercial industrial segment was due to the expiration of a single lease for 147,600 square feet at our Eagan, Minnesota property on April 30, 2013.  At April 30, 2014 our same-store industrial commercial segment was comprised of six properties, five of which were 100% occupied and the Eagan, Minnesota property which was approximately 25.2% occupied. Physical occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.
Physical Occupancy Levels on a Same-Store Property and All Property Basis:
	Same-Store Properties			All Properties
	As of April 30,			As of April 30,
Segments	2014	2013	2012	2014	2013	2012
Multi-Family Residential	94.5%	95.3%	94.1%	93.0%	94.6%	93.6%
Commercial Office	81.4%	81.5%	79.2%	80.7%	80.8%	79.2%
Commercial Healthcare	96.2%	94.9%	94.0%	96.3%	94.7%	94.4%
Commercial Industrial	87.3%	95.7%	94.3%	87.8%	96.4%	94.3%
Commercial Retail	87.3%	86.9%	87.4%	87.4%	87.0%	87.4%
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
The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for fiscal years 2014, 2013 and 2012.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 11 of the Notes to Consolidated Financial Statements in this report.
The tables also show net operating income by reportable operating segment on a same-store property and non-same-store property basis. Same-store properties are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for commercial office, healthcare, industrial and retail properties.  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income. Management believes that measuring performance on a same-store property basis is useful to investors because it enables evaluation of how the Company's properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store properties, since changes from one fiscal year to another in real estate revenue and expenses from non-same-store properties are due to the addition of those properties to the Company's real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of the Company's real estate portfolio.

Fiscal Year 2014 Compared to Fiscal Year 2013

All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in fiscal year 2014 compared to fiscal year 2013.
	(in thousands, except percentages)
	Years Ended April 30
	2014	2013	$ Change	% Change
All Segments

Real estate revenue
Same-store	$237,865	$231,614	$6,251	2.7%
Non-same-store (1)	27,617	16,444	11,173	67.9%
Total	$265,482	$248,058	$17,424	7.0%

Real estate expenses
Same-store	$97,442	$93,297	$4,145	4.4%
Non-same-store (1)	11,045	5,762	5,283	91.7%
Total	$108,487	$99,059	$9,428	9.5%

Gain on involuntary conversion
Same-store	$0	$1,232	$(1,232)	(100.0%)
Non-same-store (1)	2,480	3,852	(1,372)	(35.6%)
Total	$2,480	$5,084	$(2,604)	(51.2%)

Net operating income
Same-store	$140,423	$139,549	$874	0.6%
Non-same-store (1)	19,052	14,534	4,518	31.1%
Total	$159,475	$154,083	$5,392	3.5%
Depreciation/amortization	(70,918)	(62,333)
Administrative, advisory and trustee services	(10,743)	(8,494)
Other expenses	(2,132)	(2,173)
Impairment of real estate investments	(42,566)	0
Interest expense	(59,142)	(61,154)
Interest and other income	2,687	748
(Loss) income before loss on sale of real estate and other investments and income from discontinued operations	(23,339)	20,677
Loss on sale of real estate and other investments	(51)	0
(Loss) income from continuing operations	(23,390)	20,677
Income from discontinued operations(2)	6,450	9,295
Net income	$(16,940)	$29,972

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
FY2014 -	Multi-Family Residential -
Alps Park, Rapid City, SD; Chateau I, Minot, ND; Colonial Villa, Burnsville, MN; Colony, Lincoln, NE; Cypress Court, St. Cloud, MN; First Avenue, Minot, ND; Lakeside Village, Lincoln, NE; Landing at Southgate, Minot, ND; Pinecone Villas, Sartell, MN; Ponds at Heritage Place, Sartell, MN; Quarry Ridge II, Rochester, MN; Renaissance Heights I, Williston, ND; River Ridge, Bismarck, ND; Southpoint, Grand Forks, ND; Villa West, Topeka, KS; Whispering Ridge, Omaha, NE and Williston Garden, Williston, ND.
Total number of units, 2,369.

	Commercial Office -	Dewey Hill Business Center, Edina, MN. Total rentable square footage, 73,338.
	Commercial Healthcare -	Jamestown Medical Office Building, Jamestown, ND; Legends at Heritage Place, Sartell, MN and Spring Creek Fruitland, Fruitland, ID. Total rentable square footage, 182,896.
	Commercial Industrial -	Minot IPS, Minot, ND and Stone Container, Roseville, MN. Total rentable square footage, 45,448.
	Commercial Retail -	Arrowhead First International Bank, Minot, ND. Total rentable square footage, 3,702.

FY2013 -	Multi-Family Residential -
Chateau I, Minot, ND; Colonial Villa, Burnsville, MN; Colony, Lincoln, NE; First Avenue, Minot, ND; Lakeside Village, Lincoln, NE; Ponds at Heritage Place, Sartell, MN; Quarry Ridge II, Rochester, MN; Villa West, Topeka, KS; Whispering Ridge, Omaha, NE and Williston Garden, Williston, ND.
Total number of units, 1,738.

	Commercial Office -	Dewey Hill Business Center, Edina, MN. Total rentable square footage, 73,338
	Commercial Healthcare -	Jamestown Medical Office Building, Jamestown, ND. Total rentable square footage, 45,222.
	Commercial Industrial -	Minot IPS, Minot, ND and Stone Container, Roseville, MN. Total rentable square footage, 256,770.
	Commercial Retail -	Arrowhead First International Bank, Minot, ND. Total rentable square footage, 3,702.

(2)	Discontinued operations include gain on disposals and income from operations for:

2014 Discontinued Operations – Anoka Strip Center, API Building, Bloomington Business Plaza, Bodycote Industrial Building, Brooklyn Park 7401 Boone Ave, Burnsville 2 Strip Center, Cedar Lake Business Center, Clive 2075 NW 94th Street, Dixon Avenue Industrial Park, Eagan Community, East Park, Fargo 1320 45th Street N, Lighthouse, Metal Improvement Company, Minnetonka 13600 County Road 62, Nicollet VII, Pillsbury Business Center, Roseville 2929 Long Lake Road, Sycamore Village and Winsted Industrial Building.

2013 Discontinued Operations – Candlelight, Georgetown Square Condominiums, Kentwood Thomasville Furniture, Prairiewood Meadows, Stevens Point and Terrace on the Green.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from same-store properties in our multi-family residential segment increased by $2.1 million in the twelve months ended April 30, 2014 compared to the same period in the prior fiscal year. The continued levels of high occupancy allowed for rental rate increases of approximately $2.5 million. This increase in revenue was offset by an increase in vacancy loss of $394,000.
Real estate expenses at same-store properties increased by 8.9% or $3.0 million in the twelve months ended April 30, 2014 compared to the same period in the prior fiscal year. Maintenance expenses increased by $1.0 million; utilities expense increased by $928,000; property management expenses increased by $898,000 and insurance expense increased by $636,000. These increases in expenses were offset by a decrease in real estate taxes of $485,000 and a decrease in other property expenses of $52,000. The increase in utility expenses was due to utility rate increases and increased heating costs due to the effects of colder weather when compared to the prior year. The increase in maintenance costs was due to more general maintenance items being completed in the current year while the increased property management costs were primarily due to increased labor and benefit costs.  The decrease in real estate taxes was attributable to a state-paid property tax relief credit legislated by the state of North Dakota for calendar year 2013.

	(in thousands, except percentages)
	Years Ended April 30,
	2014	2013	$ Change	% Change
Multi-Family Residential

Real estate revenue
Same-store	$77,447	$75,375	$2,072	2.7%
Non-same-store	24,612	14,548	10,064	69.2%
Total	$102,059	$89,923	$12,136	13.5%

Real estate expenses
Same-store	$36,106	$33,142	$2,964	8.9%
Non-same-store	10,032	5,081	4,951	97.4%
Total	$46,138	$38,223	$7,915	20.7%

Gain on involuntary conversion
Same-store	$0	$0	$0	0.0%
Non-same-store	2,480	3,852	(1,372)	(35.6%)
Total	$2,480	$3,852	$(1,372)	(35.6%)

Net operating income
Same-store	$41,341	$42,233	$(892)	(2.1%)
Non-same-store	17,060	13,319	3,741	28.1%
Total	$58,401	$55,552	$2,849	5.1%

Occupancy	2014	2013
Same-store	94.5%	95.3%
Non-same-store	87.6%	91.2%
Total	93.0%	94.6%

Number of Units	2014	2013
Same-store	8,410	8,410
Non-same-store	2,369	1,738
Total	10,779	10,148

Commercial Office
Real estate revenue from same-store properties in our commercial office segment increased by $1.5 million in the twelve months ended April 30, 2014 compared to the same period from the prior fiscal year. Tenant reimbursements increased by $1.0 million and vacancy loss decreased by $816,000.  These increases in revenue were offset by a decrease in other revenue items of $310,000. The increase in tenant reimbursements was due to an increase in occupancy and increased recoverable operating expenses.
Real estate expenses at same-store properties increased by $919,000 in the twelve months ended April 30, 2014 compared to the same period from the prior fiscal year. The increase was primarily due to an increase in utility expenses of $871,000.  All other expenses combined increased by $48,000.  The increase in utility expenses was due to utility rate increases and the effect of colder weather on heating costs.

	(in thousands, except percentages)
	Years Ended April 30,
	2014	2013	$ Change	% Change
Commercial Office

Real estate revenue
Same-store	$77,202	$75,733	$1,469	1.9%
Non-same-store	238	229	9	3.9%
Total	$77,440	$75,962	$1,478	1.9%

Real estate expenses
Same-store	$37,930	$37,011	$919	2.5%
Non-same-store	260	256	4	1.6%
Total	$38,190	$37,267	$923	2.5%

Net operating income
Same-store	$39,272	$38,722	$550	1.4%
Non-same-store	(22)	(27)	5	(18.5%)
Total	$39,250	$38,695	$555	1.4%

Occupancy	2014	2013
Same-store	81.4%	81.5%
Non-same-store	35.7%	35.7%
Total	80.7%	80.8%

Rentable Square Footage	2014	2013
Same-store	4,757,483	4,755,925
Non-same-store	73,338	73,338
Total	4,830,821	4,829,263

Commercial Healthcare
Real estate revenue from same-store properties in our commercial healthcare segment increased by $2.2 million in the twelve months ended April 30, 2014 compared to the same period from the prior fiscal year. The increase was due to an increase in tenant reimbursements of $999,000; an increase in real estate rental income of $438,000; an increase in percentage rent income of $399,000 at our Edgewood Vista assisted living portfolio and a decrease in vacancy of $402,000. The increase in tenant reimbursements was due to increased occupancy and an increase in recoverable operating expenses.
Real estate expenses from same-store properties increased by $128,000 in the twelve months ended April 30, 2014 compared to the same period from the prior fiscal year. The increase was due to an increase in utility expenses of $216,000; an increase in insurance expenses of $160,000 and an increase in all other property expenses combined of $174,000.  These increases were offset by a decrease in property management expenses of $422,000.  The decrease in property management expenses was the result of six properties that were previously managed by a third party fee manager being converted to internal property management effective March 1, 2013.
	(in thousands, except percentages)
	Years Ended April 30,
	2014	2013	$ Change	% Change
Commercial Healthcare

Real estate revenue
Same-store	$63,898	$61,661	$2,237	3.6%
Non-same-store	1,360	314	1,046	333.1%
Total	$65,258	$61,975	$3,283	5.3%

Real estate expenses
Same-store	$16,799	$16,671	$128	0.8%
Non-same-store	328	108	220	203.7%
Total	$17,127	$16,779	$348	2.1%

Net operating income
Same-store	$47,099	$44,990	$2,109	4.7%
Non-same-store	1,032	206	826	401.0%
Total	$48,131	$45,196	$2,935	6.5%

Occupancy	2014	2013
Same-store	96.2%	94.9%
Non-same-store	98.0%	80.5%
Total	96.3%	94.7%

Rentable Square Footage	2014	2013
Same-store	2,910,994	2,910,800
Non-same-store	182,896	45,222
Total	3,093,890	2,956,022

Commercial Industrial
Real estate revenue from same-store properties in our commercial industrial segment increased by 5.1% or $272,000 in the twelve months ended April 30, 2014 compared to the same period in the prior fiscal year. The increase was primarily due to increased occupancy of $152,000 and an increase in tenant reimbursements of $105,000. Other real estate rental revenue items increased by a combined $15,000. The increase in tenant reimbursements was attributable to increased occupancy and an increase in recoverable operating expenses.
Real estate expenses from same-store properties increased by $79,000 in the twelve months ended April 30, 2014 compared to the same period in the prior fiscal year. The increase was primarily due to an increase in insurance expenses of $62,000.  Utility, maintenance, real estate tax, property management and other property expenses increased by a combined $17,000.

	(in thousands, except percentages)
	Years Ended April 30,
	2014	2013	$ Change	% Change
Commercial Industrial

Real estate revenue
Same-store	$5,630	$5,358	$272	5.1%
Non-same-store	1,264	1,342	(78)	(5.8%)
Total	$6,894	$6,700	$194	2.9%

Real estate expenses
Same-store	$1,636	$1,557	$79	5.1%
Non-same-store	407	314	93	29.6%
Total	$2,043	$1,871	$172	9.2%

Net operating income
Same-store	$3,994	$3,801	$193	5.1%
Non-same-store	857	1,028	(171)	(16.6%)
Total	$4,851	$4,829	$22	0.5%

Occupancy	2014	2013
Same-store	87.3%	95.7%
Non-same-store	100.0%	100.0%
Total	87.8%	96.4%

Rentable Square Footage	2014	2013
Same-store	1,173,263	1,173,263
Non-same-store	45,448	256,770
Total	1,218,711	1,430,033

Commercial Retail
Real estate revenue from same-store properties in our commercial retail segment increased by $201,000 in the twelve months ended April 30, 2014 compared to the same period of the prior fiscal year. Stable occupancy levels allowed for a slight increase in rental real estate revenue of $161,000.  Tenant reimbursements increased by $40,000 due to increased recoverable operating expenses.
Real estate expenses from same-store properties increased by $55,000 due to an increase in property management expense of $136,000.  This increase was offset by a decrease in utilities, maintenance, real estate tax, insurance and other property expenses combined of $81,000.  The increase in property management expense was primarily due to space planning costs at our Forest Lake Westlake property which were incurred to renovate a large single tenant space into more desirable multi-tenant spaces.
	(in thousands, except percentages)
	Years Ended April 30,
	2014	2013	$ Change	% Change
Commercial Retail

Real estate revenue
Same-store	$13,688	$13,487	$201	1.5%
Non-same-store	143	11	132	1200.0%
Total	$13,831	$13,498	$333	2.5%

Real estate expenses
Same-store	$4,971	$4,916	$55	1.1%
Non-same-store	18	3	15	500.0%
Total	$4,989	$4,919	$70	1.4%

Gain on involuntary conversion
Same-store	$0	$1,232	$(1,232)	(100.0%)
Non-same-store	0	0	0	0.0%
Total	$0	$1,232	$(1,232)	(100.0%)

Net operating income
Same-store	$8,717	$9,803	$(1,086)	(11.1%)
Non-same-store	125	8	117	1462.5%
Total	$8,842	$9,811	$(969)	(9.9%)

Occupancy	2014	2013
Same-store	87.3%	86.9%
Non-same-store	100.0%	100.0%
Total	87.4%	87.0%

Rentable Square Footage	2014	2013
Same-store	1,304,620	1,304,460
Non-same-store	3,702	3,702
Total	1,308,322	1,308,162

Fiscal Year 2013 Compared to Fiscal Year 2012

All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in fiscal year 2013 compared to fiscal year 2012.
	(in thousands, except percentages)
	Years Ended April 30
	2013	2012	$ Change	% Change
All Segments

Real estate revenue
Same-store	$225,353	$223,521	$1,832	0.8%
Non-same-store (1)	22,705	5,150	17,555	340.9%
Total	$248,058	$228,671	$19,387	8.5%

Real estate expenses
Same-store	$92,033	$91,949	$84	0.1%
Non-same-store (1)	7,026	1,401	5,625	401.5%
Total	$99,059	$93,350	$5,709	6.1%

Gain on involuntary conversion
Same-store	$1,232	$274	$958	349.6%
Non-same-store (1)	3,852	0	3,852	n/a
Total	$5,084	$274	$4,810	1755.5%

Net operating income
Same-store	$134,552	$131,846	$2,706	2.1%
Non-same-store (1)	19,531	3,749	15,782	421.0%
Total	$154,083	$135,595	$18,488	13.6%
Depreciation/amortization	(62,333)	(56,650)
Administrative, advisory and trustee services	(8,494)	(7,381)
Other expenses	(2,173)	(1,898)
Impairment of real estate investments	0	0
Interest expense	(61,154)	(61,801)
Interest and other income	748	779
Income from continuing operations	20,677	8,644
Income from discontinued operations(2)	9,295	1,062
Net income	$29,972	$9,706

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
FY2013 -	Multi-Family Residential -
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

2014 Discontinued Operations – Anoka Strip Center, API Building, Bloomington Business Plaza, Bodycote Industrial Building, Brooklyn Park 7401 Boone Ave, Burnsville 2 Strip Center, Cedar Lake Business Center, Clive 2075 NW 94th Street, Dixon Avenue Industrial Park, Eagan Community, East Park, Fargo 1320 45th Street N, Lighthouse, Metal Improvement Company, Minnetonka 13600 County Road 62, Nicollet VII, Pillsbury Business Center, Roseville 2929 Long Lake Road, Sycamore Village and Winsted Industrial Building.

2013 Discontinued Operations – Candlelight, Georgetown Square Condominiums, Kentwood Thomasville Furniture, Prairiewood Meadows, Stevens Point and Terrace on the Green.
2012 Discontinued Operations – Livingston Pamida, East Grand Station, Georgetown Square Condominiums and Kentwood Thomasville Furniture.

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from same-store properties in our multi-family residential segment increased by $3.0 million in the twelve months ended April 30, 2013 compared to the same period in the prior fiscal year. The continued levels of high occupancy allowed for rental rate increases of approximately $2.4 million. The remainder of the real estate revenue increase is attributable to a decrease of $379,000 in allowances and concessions and an increase of $194,000 in other fee revenue items.
Real estate expenses at same-store properties decreased by $330,000 in the twelve months ended April 30, 2013 compared to the same period in the prior fiscal year. Real estate taxes increased by $366,000; utilities expense increased by $282,000 and insurance expense increased by $127,000. These increases in expenses were offset by a decrease in property management expenses of $1.0 million and a combined decrease in maintenance and other property expenses of $66,000 for a net decrease in overall expenses of $330,000. The decrease in property management expenses is attributable to recoverable allocations of internal management fees as compared to prior periods.

	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Multi-Family Residential

Real estate revenue
Same-store	$72,112	$69,111	$3,001	4.3%
Non-same-store	17,811	2,617	15,194	580.6%
Total	$89,923	$71,728	$18,195	25.4%

Real estate expenses
Same-store	$31,952	$32,282	$(330)	(1.0%)
Non-same-store	6,271	1,104	5,167	468.0%
Total	$38,223	$33,386	$4,837	14.5%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a
Non-same-store	3,852	0	3,852	n/a
Total	$3,852	$0	$3,852	n/a

Net operating income
Same-store	$40,160	$36,829	$3,331	9.0%
Non-same-store	15,392	1,513	13,879	917.3%
Total	$55,552	$38,342	$17,210	44.9%

Occupancy	2013	2012
Same-store	94.6%	94.1%
Non-same-store	94.5%	85.4%
Total	94.6%	93.6%

Number of Units	2013	2012
Same-store	8,195	8,201
Non-same-store	1,953	561
Total	10,148	8,762

Commercial Office
Real estate revenue from same-store properties in our commercial office segment increased by $2.5 million in the twelve months ended April 30, 2013 compared to the same period from the prior fiscal year. Real estate rentals increased by $1.1 million and tenant reimbursements increased by $1.4 million due to an increase in occupancy and increased recoverable operating expenses.
Real estate expenses at same-store properties increased by 9.2%, or $3.1 million in the twelve months ended April 30, 2013 compared to the same period from the prior fiscal year. The increase was primarily due to an increase in real estate taxes of $767,000; an increase in property management expense of $921,000; an increase in maintenance expenses of $968,000 and an increase of $485,000 in other expense items. The increase in property management expenses is attributable to recoverable allocations of internal management fees as compared to prior periods, while the increase in maintenance expenses is primarily due to increased snow removal costs.

	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Commercial Office

Real estate revenue
Same-store	$75,962	$73,493	$2,469	3.4%
Non-same-store	0	0	0	n/a
Total	$75,962	$73,493	$2,469	3.4%

Real estate expenses
Same-store	$37,267	$34,126	$3,141	9.2%
Non-same-store	0	0	0	n/a
Total	$37,267	$34,126	$3,141	9.2%

Net operating income
Same-store	$38,695	$39,367	$(672)	(1.7%)
Non-same-store	0	0	0	n/a
Total	$38,695	$39,367	$(672)	(1.7%)
Occupancy	2013	2012
Same-store	80.8%	79.2%
Non-same-store	n/a	n/a
Total	80.8%	79.2%

Rentable Square Footage	2013	2012
Same-store	4,829,263	4,827,449
Non-same-store	0	0
Total	4,829,263	4,827,449

Commercial Healthcare
Real estate revenue from same-store properties in our commercial healthcare segment decreased by $4.7 million in the twelve months ended April 30, 2013 compared to the same period from the prior fiscal year. The decrease was primarily due to the reduction in revenue of $5.3 million at our Wyoming senior living facilities and a reduction of $367,000 in straight-line rent. These reductions in revenue were offset by an increase in percentage rent revenue of $476,000 at our Edgewood Vista senior living facilities due to a percentage rent clause that was newly effective in fiscal year 2013 and an increase in tenant reimbursements of $532,000 due to slight increases in occupancy and reimbursable expenses. The revenue reduction at our Wyoming senior living facilities (which is offset by a $5.0 million reduction in real estate expenses outlined below) is the result of the restructuring of the Company's assisted living portfolio in the third quarter of fiscal year 2012, when the Company sold its wholly-owned taxable REIT subsidiary. Following the sale of this entity, the Company's revenue from its Wyoming assisted living portfolio is received as rent under the lease agreement with the tenant in the facilities, and property management expenses are paid by the tenant, rather than (as was previously the case) included in the property management expense category of the Company's statements.
Real estate expenses from same-store properties decreased by $4.3 million in the twelve months ended April 30, 2013 compared to the same period from the prior fiscal year. A decrease of $5.0 million was the result of the portfolio restructuring discussed above. This reduction in expenses was offset by an increase in property management expenses of $615,000 and other real estate expenses of $33,000. The increase in property management expenses is attributable to recoverable allocations of internal management fees as compared to prior periods.
	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Commercial Healthcare

Real estate revenue
Same-store	$57,304	$61,978	$(4,674)	(7.5%)
Non-same-store	4,671	2,533	2,138	84.4%
Total	$61,975	$64,511	$(2,536)	(3.9%)

Real estate expenses
Same-store	$16,027	$20,353	$(4,326)	(21.3%)
Non-same-store	752	297	455	153.2%
Total	$16,779	$20,650	$(3,871)	(18.7%)

Net operating income
Same-store	$41,277	$41,625	$(348)	(0.8%)
Non-same-store	3,919	2,236	1,683	75.3%
Total	$45,196	$43,861	$1,335	3.0%

Occupancy	2013	2012
Same-store	94.6%	94.0%
Non-same-store	95.7%	99.8%
Total	94.7%	94.4%

Rentable Square Footage	2013	2012
Same-store	2,732,830	2,701,768
Non-same-store	223,192	177,970
Total	2,956,022	2,879,738

Commercial Industrial
Real estate revenue from same-store properties in our commercial industrial segment decreased by $125,000 in the twelve months ended April 30, 2013 compared to the same period in the prior fiscal year. The decrease was due to an increase in vacancy loss of $375,000 which was primarily attributable to our Urbandale Property. Other revenue items increased by $250,000.
Real estate expenses from same-store properties increased by $729,000 in the twelve months ended April 30, 2013 compared to the same period in the prior fiscal year. The increase was primarily due to an increase in bad debt provision of $684,000 which was the result of a debt collection at our Brooklyn Park 7401 Boone Avenue property in the prior fiscal year.  All other expenses combined increased by $45,000.
	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Commercial Industrial

Real estate revenue
Same-store	$6,488	$6,613	$(125)	(1.9%)
Non-same-store	212	0	212	n/a
Total	$6,700	$6,613	$87	1.3%

Real estate expenses
Same-store	$1,871	$1,142	$729	63.8%
Non-same-store	0	0	0	n/a
Total	$1,871	$1,142	$729	63.8%

Net operating income
Same-store	$4,617	$5,471	$(854)	(15.6%)
Non-same-store	212	0	212	n/a
Total	$4,829	$5,471	$(642)	(11.7%)

Occupancy	2013	2012
Same-store	96.4%	94.3%
Non-same-store	100.0%	n/a
Total	96.4%	94.3%

Rentable Square Footage	2013	2012
Same-store	1,402,335	1,411,810
Non-same-store	27,698	0
Total	1,430,033	1,411,810

Commercial Retail
Real estate revenue from same-store properties in our commercial retail segment increased by $1.2 million in the twelve months ended April 30, 2013 compared to the same period of the prior fiscal year. The increase was due primarily to a $504,000 increase in real estate rentals with the remaining increase of $657,000 being attributable to tenant reimbursements. Lease up of our Minot Arrowhead Shopping Center post-flood accounted for $442,000 of the increase in real estate revenue. Increased occupancy at our Rochester Maplewood Square property resulted in increased real estate revenue of $292,000 as well.
Real estate expenses from same-store properties increased by $870,000, primarily due to an increase in maintenance expense of $578,000; an increase in real estate taxes of $132,000 and an increase in other expenses combined of $160,000. The increase in maintenance expenses was primarily due to more general maintenance items being completed and an increase in snow removal.
	(in thousands, except percentages)
	Years Ended April 30,
	2013	2012	$ Change	% Change
Commercial Retail

Real estate revenue
Same-store	$13,487	$12,326	$1,161	9.4%
Non-same-store	11	0	11	n/a
Total	$13,498	$12,326	$1,172	9.5%

Real estate expenses
Same-store	$4,916	$4,046	$870	21.5%
Non-same-store	3	0	3	n/a
Total	$4,919	$4,046	$873	21.6%

Gain on involuntary conversion
Same-store	$1,232	$274	$958	349.6%
Non-same-store	0	0	0	n/a
Total	$1,232	$274	$958	349.6%

Net operating income
Same-store	$9,803	$8,554	$1,249	14.6%
Non-same-store	8	0	8	n/a
Total	$9,811	$8,554	$1,257	14.7%

Occupancy	2013	2012
Same-store	86.9%	87.4%
Non-same-store	100.0%	n/a
Total	87.0%	87.4%

Rentable Square Footage	2013	2012
Same-store	1,304,460	1,300,961
Non-same-store	3,702	0
Total	1,308,162	1,300,961

Comparison of Results from Residential and Commercial Properties
The following table presents an analysis of the relative investment in (corresponding to "Property owned" on the balance sheet, i.e., cost), and net operating income of, our commercial and multi-family residential properties over the past three fiscal years:
	(in thousands, except percentages)
Fiscal Years Ended April 30	2014	%	2013	%	2012	%
Real Estate Investments – (cost before depreciation)
Multi-Family Residential	$753,731	37.7%	$659,696	32.4%	$539,783	28.5%
Commercial Office	544,628	27.3%	613,775	30.2%	605,318	32.0%
Commercial Healthcare	525,028	26.3%	501,191	24.7%	500,268	26.4%
Commercial Industrial	55,375	2.8%	125,772	6.2%	119,002	6.3%
Commercial Retail	117,269	5.9%	132,536	6.5%	127,638	6.8%
Total	$1,996,031	100.0%	$2,032,970	100.0%	$1,892,009	100.0%
Net Operating Income
Multi-Family Residential	$58,401	36.6%	$55,552	36.1%	$38,342	28.3%
Commercial Office	39,250	24.6%	38,695	25.1%	39,367	29.0%
Commercial Healthcare	48,131	30.2%	45,196	29.3%	43,861	32.3%
Commercial Industrial	4,851	3.0%	4,829	3.1%	5,471	4.1%
Commercial Retail	8,842	5.6%	9,811	6.4%	8,554	6.3%
Total	$159,475	100.0%	$154,083	100.0%	$135,595	100.0%

Analysis of Commercial Segments' Credit Risk and Leases
Credit Risk
The following table lists our top ten commercial tenants on April 30, 2014, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of April 1, 2014. Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 14.4% of our total commercial segments' minimum rents as of April 1, 2014.
As of April 30, 2014, 57 of our 166 commercial properties, including all 20 of our Edgewood Vista properties, all 7 of our Idaho Spring Creek senior housing properties, and all 5 of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.
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

Lessee	% of Total Commercial Segments Minimum Rents as of April 1, 2014
Affiliates of Edgewood Vista	14.4%
St. Luke's Hospital of Duluth, Inc.	3.7%
Fairview Health Services	3.7%
Applied Underwriters	2.4%
HealthEast Care System	1.8%
Affiliates of Siemens USA	1.4%
Nebraska Orthopaedic Hospital	1.3%
Microsoft (NASDAQ: MSFT)	1.3%
Arcadis Corporate Services, Inc.	1.3%
State of Idaho Department of Health & Welfare	1.2%
All Others	67.5%
Total Monthly Commercial Rent as of April 1, 2014	100.0%

Commercial Leasing Activity
During Fiscal 2014, we executed new and renewal commercial leases for our same-store rental properties on 1,485,039 square feet. Despite our leasing efforts, occupancy in our same-store commercial portfolio decreased to 87.1% as of April 30, 2014, down from 87.7% as of April 30, 2013.  This decrease is primarily attributable to the disposition of a number of highly occupied commercial industrial properties during the year.
The total leasing activity for our same-store commercial rental properties, expressed in square feet of leases signed during the period, and the resulting physical occupancy levels are as follows for the years ended April 30, 2014 and 2013 respectively.
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1) (2)		Total Square Feet of Leases Executed(1)		Physical Occupancy
							Fiscal Year Ended April 30,
Segments	2014	2013	2014	2013	2014	2013	2014	2013
Office	356,024	263,799	311,836	399,399	667,860	663,198	81.4%	81.5%
Healthcare	37,628	51,126	40,967	55,718	78,595	106,844	96.2%	94.9%
Industrial	234,403	36,982	251,831	23,572	486,234	60,554	87.3%	95.7%
Retail	128,464	92,662	123,886	86,878	252,350	179,540	87.3%	86.9%
Total	756,519	444,569	728,520	565,567	1,485,039	1,010,136	87.1%	87.7%
(1)
The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

(2)	Leases renewed include the retained occupancy of tenants on a month-to-month basis past their original lease expiration date.
New Leases
The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store commercial rental properties during the years ended April 30, 2014 and 2013, respectively:
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	356,024	263,799	4.2	5.5	$13.42	$14.53	$13.30	$14.24	$4.33	$5.34
Healthcare	37,628	51,126	4.9	8.2	21.58	20.14	49.71	37.99	6.88	7.06
Industrial	234,403	36,982	3.1	4.8	3.55	4.84	0.13	3.90	.50	1.43
Retail	128,464	92,662	4.5	5.0	5.83	8.93	1.79	9.66	4.35	2.21
Total	756,519	444,569	4.3	5.9	$9.48	$13.20	$9.08	$15.16	$3.27	$4.56
(1)
The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Tenant improvements and leasing commissions presented are based on square feet leased during the period.

(2)
Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments.  The decrease in the average effective rental rates of new leases executed in fiscal year 2014 in our commercial retail segment when compared to new leases executed in the prior year is due to the signing of a new anchor tenant lease at our Jamestown Buffalo Mall property. In June of 2013, we executed a ten year lease with an effective date of August 1, 2013 for 84,338 square feet with a new anchor tenant at an average effective rent of $2.75 per square foot. This space was vacated by the former anchor tenant, which was paying $1.70 per square foot at the time their lease expired on May 31, 2013. Absent this transaction, the average effective rental rate for leases executed in our commercial retail segment in fiscal year 2014 would have been $11.72 per square foot. The decrease in the average effective rental rate of new leases executed in the total commercial portfolio in fiscal year 2014 when compared to the prior year is due primarily to the lease transaction mentioned above and the fact that there were significantly more new commercial industrial leases executed in fiscal year 2014.
Lease Renewals
The following table summarizes our lease renewal activity within our same-store commercial segments for the years ended April 30, 2014 and 2013, respectively (square feet data in thousands):
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	311,836	399,399	53.4%	87.1%	3.4	3.1	(2.6%)	(5.3%)	$4.82	$5.89	$3.39	$4.47
Healthcare	40,967	55,718	98.3%	74.1%	3.3	6.5	8.0%	4.6%	8.51	16.67	0.94	4.74
Industrial	251,831	23,572	45.6%	30.9%	3.2	3.1	7.5%	(2.8%)	0.32	0.21	0.48	0.59
Retail	123,886	86,878	48.0%	72.4%	3.6	3.4	8.9%	8.6%	1.19	1.03	0.08	0.25
Total	728,520	565,567	63.5%	70.1%	3.4	3.9	1.9%	(2.6%)	$2.85	$5.97	$1.68	$3.69
(1)
The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Tenant improvements and leasing commissions are based on square feet leased during the period.

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

The decrease in the percentage of expiring leases renewed in fiscal year 2014 in our commercial retail segment when compared to the percentage of expiring leases renewed for the prior year was due to the lease expiration of an anchor tenant at our Jamestown Buffalo Mall property, which occupied 84,338 square feet. Although this lease expired on May 31, 2013, we were able to execute a lease with a new tenant for the entire 84,338 square feet with an effective date of August 1, 2013 that resulted in an increase in effective rent of 61.8% when compared to the rent paid by the prior tenant.  Not taking into account the previously mentioned vacated space, the percent of expiring leases renewed for our retail segment in fiscal year 2014 would have been 88.6%.

Lease Expirations
Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space.  The following table reflects the in-service portfolio lease expiration schedule of our consolidated commercial segments properties, including square footage and annualized base rent for expiring leases, as of April 30, 2014.
Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2015(1)	184	1,241,776	13.7%	$16,479,312	13.3%
2016	122	1,262,437	13.8%	17,365,450	14.0%
2017	125	1,178,312	13.0%	19,311,713	15.5%
2018	88	699,606	7.7%	12,163,841	9.8%
2019	84	1,316,695	14.5%	16,201,140	13.0%
2020	26	552,937	6.1%	5,902,586	4.8%
2021	37	334,256	3.7%	5,058,436	4.1%
2022	42	1,352,847	14.9%	16,711,943	13.5%
2023	10	460,613	5.0%	1,855,850	1.5%
2024	45	421,555	4.6%	6,845,936	5.5%
Thereafter	15	272,213	3.0%	6,183,086	5.0%
Totals	778	9,093,247	100.0%	$124,079,293	100.0%
(1)	Includes month-to-month leases. As of April 30, 2014 month-to-month leases accounted for 438,647 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of April 1, 2014, multiplied by 12.
(3)
Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 98,174 square feet of income producing real estate operated within a Taxable REIT Subsidiary.

Because of the diverse property types of the Company's commercial portfolio and the dispersed locations of a substantial portion of the portfolio's properties in secondary and tertiary markets, information on current market rents is difficult to obtain, is highly subjective, and is often not directly comparable between properties. As a result, the Company believes that the increase or decrease in effective rent on its recent leases is the most objective and meaningful information available regarding rent trends and the relationship between rents on leases expiring in the near-term and current market rents across the Company's markets. The Company believes that rents on its new and renewed leases generally approximate market rents.

Property Acquisitions
IRET Properties added approximately $43.6 million of real estate properties to its portfolio through property acquisitions during fiscal year 2014, compared to $108.2 million in fiscal year 2013. The fiscal year 2014 and 2013 acquisitions are detailed below.
Fiscal 2014 (May 1, 2013 to April 30, 2014)

		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$6,200	$2,920	$3,280	$0	$287	$5,551	$362
96 unit - Southpoint - Grand Forks, ND	2013-09-05	10,600	10,400	200	0	576	9,893	131
24 unit - Pinecone Villas - Sartell, MN	2013-10-31	2,800	2,800	0	0	584	2,191	25
		19,600	16,120	3,480	0	1,447	17,635	518

Commercial Healthcare
98,174 sq ft Legends at Heritage Place - Sartell, MN	2013-10-31	11,863	11,863	0	0	970	10,511	382
39,500 sq ft Spring Creek Fruitland - Fruitland, ID	2014-02-05	7,050	7,050	0	0	550	6,500	0
		18,913	18,913	0	0	1,520	17,011	382

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	179	0	0	179	0	0
Jamestown Unimproved - Jamestown, ND	2013-08-09	700	700	0	0	700	0	0
Red 20 - Minneapolis, MN(3)	2013-08-20	1,900	0	0	1,900	1,900	0	0
Legends at Heritage Place - Sartell, MN	2013-10-31	537	537	0	0	537	0	0
Spring Creek Fruitland - Fruitland, ID	2014-01-21	335	335	0	0	335	0	0
Isanti Unimproved - Isanti, MN	2014-02-04	50	50	0	0	50	0	0
Rapid City Unimproved - Rapid City, SD	2014-03-25	1,366	1,366	0	0	1,366	0	0
		5,067	3,167	0	1,900	5,067	0	0

Total Property Acquisitions		$43,580	$38,200	$3,480	$1,900	$8,034	$34,646	$900
(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Consists of value of land contributed by the joint venture partner.
(3)	Land is owned by a joint venture in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET's financial statements.

Fiscal 2013 (May 1, 2012 to April 30, 2013)
		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
308 unit - Villa West - Topeka, KS	2012-05-08	$17,650	$5,150	$0	$12,500	$1,590	$15,760	$300
232 unit - Colony - Lincoln, NE	2012-06-04	17,500	14,368	3,132	0	1,515	15,731	254
208 unit - Lakeside Village - Lincoln, NE	2012-06-04	17,250	13,954	3,296	0	1,215	15,837	198
58 unit - Ponds at Heritage Place - Sartell, MN	2012-10-10	5,020	3,332	1,688	0	395	4,564	61
336 unit - Whispering Ridge - Omaha, NE	2013-04-24	28,314	25,798	2,516	0	2,139	25,424	751
		85,734	62,602	10,632	12,500	6,854	77,316	1,564

Unimproved Land
University Commons - Williston, ND	2012-08-01	823	823	0	0	823	0	0
Cypress Court - St. Cloud, MN(3)	2012-08-10	447	447	0	0	447	0	0
Cypress Court Apartment Development - St. Cloud, MN(3)	2012-08-10	1,136	0	0	1,136	1,136	0	0
Badger Hills - Rochester, MN(4)	2012-12-14	1,050	1,050	0	0	1,050	0	0
Grand Forks - Grand Forks, ND	2012-12-31	4,278	2,278	2,000	0	4,278	0	0
Minot (Southgate Lot 4) - Minot, ND	2013-01-11	1,882	1,882	0	0	1,882	0	0
Commons at Southgate - Minot, ND(5)	2013-01-22	3,691	0	0	3,691	3,691	0	0
Landing at Southgate - Minot, ND(5)	2013-01-22	2,262	0	0	2,262	2,262	0	0
Grand Forks 2150 - Grand Forks, ND	2013-03-25	1,600	1,600	0	0	1,600	0	0
Bismarck 4916 - Bismarck, ND	2013-04-12	3,250	3,250	0	0	3,250	0	0
Arcata - Golden Valley, MN	2013-04-30	2,088	2,088	0	0	2,088	0	0
		22,507	13,418	2,000	7,089	22,507	0	0

Total Property Acquisitions		$108,241	$76,020	$12,632	$19,589	$29,361	$77,316	$1,564
(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)
Consists of assumed debt (Villa West - $12.5 million) and value of land contributed by the joint venture partner (Cypress Court - $1.1 million, Commons at Southgate - $3.7 million, Landing at Southgate - $2.3 million).

(3)	Land is owned by a joint venture in which the Company has an approximately 86.1% interest. The joint venture is consolidated in IRET's financial statements.
(4)	Acquisition of unimproved land consisted of two parcels acquired separately on December 14 and December 20, 2012, respectively.
(5)	Land is owned by a joint venture entity in which the Company has an approximately 51% interest. The joint venture is consolidated in IRET's financial statements.

Development Projects Placed in Service
IRET Properties placed approximately $53.5 million of development projects in service during fiscal year 2014, compared to $47.9 million in fiscal year 2013. The fiscal year 2014 and 2013 development projects placed in service are detailed below.
Fiscal 2014 (May 1, 2013 to April 30, 2014)
		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
108 unit - Landing at Southgate - Minot, ND(2)	2013-09-04	$2,262	$12,864	$15,126
132 unit - Cypress Court - St. Cloud, MN(3)	2013-11-01	1,136	12,428	13,564
146 unit - River Ridge - Bismarck, ND(4)	2013-12-02	589	24,268	24,857

Total Development Projects Placed in Service		$3,987	$49,560	$53,547
(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 15 for additional information on the Renaissance Heights I project, which was partially placed in service during the three months ended April 30, 2014.
(2)
Development property placed in service September 4, 2013. Costs paid in fiscal year 2013 totaled $6.3 million. Additional costs paid in fiscal year 2014 totaled $8.8 million, for a total project cost at April 20, 2014 of $15.1 million. The project is owned by a joint venture entity in which the Company has an approximately 51% interest.

(3)	Development property placed in service November 1, 2013. Costs paid in fiscal year 2013 totaled $5.8 million. Additional costs paid in fiscal year 2014 totaled $7.8 million, for a total project cost at April 30, 2014 of $13.6 million. The project is owned by a joint venture entity in which the Company has an approximately 86.1% interest.
(4)	Development property placed in service December 2, 2013. Costs paid in fiscal year 2013 totaled $10.1 million, including the land acquired in fiscal year 2009. Additional costs paid in fiscal year 2014 totaled $14.8 million, for a total project cost at April 30, 2014 of $24.9 million.

Fiscal 2013 (May 1, 2012 to April 30, 2013)
		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
159 unit - Quarry Ridge II - Rochester, MN(1)	2012-06-29	$942	$16,636	$17,578
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	2012-07-31	700	8,734	9,434
20 unit - First Avenue - Minot, ND(3)	2013-04-15	0	2,677	2,677
		1,642	28,047	29,689
Commercial Healthcare
26,662 sq ft Spring Wind Expansion - Laramie, WY(4)	2012-11-16	0	3,485	3,485
45,222 sq ft Jamestown Medical Office Building - Jamestown, ND(5)	2013-01-01	0	7,605	7,605
		0	11,090	11,090

Commercial Industrial
27,698 sq ft Minot IPS - Minot, ND(6)	2012-12-17	416	5,484	5,900

Commercial Retail
3,702 sq ft Arrowhead First International Bank - Minot, ND(7)	2013-03-19	75	1,165	1,240

Total Development Projects Placed in Service		$2,133	$45,786	$47,919

(1)
Development property placed in service June 29, 2012. Costs paid in fiscal years 2011 and 2012 totaled $13.0 million, including land acquired in fiscal year 2007. Additional costs paid in fiscal year 2013 totaled $4.6 million, for a total project cost at April 30, 2013 of $17.6 million.

(2)
Development property placed in service July 31, 2012. Buildings 1 and 2 were placed in service in fiscal year 2012. Costs paid in fiscal year 2012 for Buildings 3 and 4 totaled $2.4 million. Additional costs paid in fiscal year 2013 totaled $7.0 million, for a total project cost at April 30, 2013 of $9.4 million. The project is owned by a joint venture entity in which the Company has an approximately 60% interest.

(3)
Redevelopment property placed in service April 15, 2013. Costs paid in fiscal years 2011 and 2012 totaled approximately $321,000. Additional costs paid in fiscal year 2013 totaled $2.4 million, for a total project cost at April 30, 2013 of $2.7 million.

(4)
Expansion project placed in service November 16, 2012. Costs paid in fiscal year 2012 totaled $1.8 million. Additional costs paid in fiscal year 2013 totaled $1.7 million, for a total project cost at April 30, 2013 of $3.5 million.

(5)
Development property placed in service January 1, 2013. Costs paid in fiscal year 2012 totaled $1.0 million. Additional costs paid in fiscal year 2013 totaled $6.6 million, for a total project cost at April 30, 2013 of $7.6 million. The project is owned by a joint venture entity in which the Company has an approximately 51% interest.

(6)
Development property placed in service December 17, 2012. Costs paid in fiscal year 2012 totaled $1.8 million. Additional costs paid in fiscal year 2013 totaled $4.1 million, for a total project cost at April 30, 2013 of $5.9 million.

(7)
Development property placed in service March 19, 2013. Costs paid in fiscal year 2012 totaled approximately 75,000. Additional costs paid in fiscal year 2013 totaled $1.2 million, for a total project cost at April 30, 2013 of $1.2 million.

Property Dispositions
During fiscal year 2014, the Company disposed of two multi-family residential properties, three commercial office properties, twelve commercial industrial properties, and three commercial retail properties for an aggregate sales price of $80.9 million, compared to dispositions totaling $26.3 million in fiscal year 2013. The fiscal year 2014 and 2013 dispositions are detailed below.
Fiscal 2014 (May 1, 2013 to April 30, 2014)
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

Development and Re-Development Projects
The following tables provide additional detail, as of April 30, 2014 and 2013, on the Company's in-service (completed) development and re-development projects, and development and re-development projects in progress. All of these projects are excluded from the same-store pool. The Company measures initial yield on its development projects upon completion and achievement of target lease-up levels by measuring net operating income from the property against the cost of the project. Estimated initial yields on the projects listed below range from an estimated approximate 5.0% to an estimated approximate 14.0% initial yield. In the Company's energy-impacted markets in western and central North Dakota, actual initial yields upon project completion had in fiscal year 2013 trended higher than the estimated initial yields forecast at the project underwriting stage, due to heightened tenant demand, low vacancy and rent growth in this region. However, the Company currently expects that elevated construction costs in these markets, combined with increased development activity in the region, may make it less likely that actual initial yields upon project completion for the Company's development projects in progress in these markets will materially exceed the estimated initial yields forecast at the project underwriting stage. The Company expects these trends of elevated construction costs and increased competition from other developers to eventually move yields on its development projects in the region to more modest levels similar to returns being achieved in other parts of the United States.

Projects Completed in Fiscal Year 2014
				(in thousands)
Project Name and Location	Segment	Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of April 30, 2014(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
Landing at Southgate - Minot, ND(2)	Multi-Family Residential	108 units	99.1%	$15,792	$15,126	$146,222	FY2014 Q2	FY2016 Q1
Cypress Court - St. Cloud, MN(3)	Multi-Family Residential	132 units	96.2%	14,322	13,564	108,500	FY2014 Q3	FY2016 Q1
River Ridge - Bismarck, ND	Multi-Family Residential	146 units	92.5%	25,863	25,008	177,144	FY2014 Q3	FY2016 Q1
				$55,977	$53,698
(1)	Excludes tenant improvements and leasing commissions.
(2)	The project is owned by a joint venture in which the Company has an approximately 51% interest.
(3)	The project is owned by a joint venture in which the Company has an approximately 86.1% interest.

Projects in Progress at April 30, 2014
				(in thousands)
Project Name and Location	Planned Segment	Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of April 30, 2014(1)	Anticipated Construction Completion
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	0%	$10,736	$9,013	FY2015 Q1
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	0%	37,201	28,065	FY2015 Q2
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	66 units	0%	7,028	1,580	FY2015 Q3
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	0%	33,448	13,018	FY2015 Q3
Red 20 - Minneapolis, MN(4)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	0%	29,462	13,980	FY2015 Q3
Renaissance Heights I - Williston, ND(5)	Multi-Family Residential	288 units	13.2%	62,362	39,017	FY2015 Q4
Chateau II - Minot, ND(6)	Multi-Family Residential	72 units	0%	14,711	2,098	FY2015 Q4
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	0%	40,042	6,829	FY2016 Q1
Other	n/a	n/a	n/a	n/a	2,496	n/a
				$234,990	$116,096
(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights I - $11.5 million).
(2)	The Company is an approximately 51% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)	The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(5)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(6)	On December 5, 2013, this development project was destroyed by fire. See Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information.

Projects Completed in Fiscal Year 2013 (all information presented as of April 30, 2013)
				(in thousands)
Project Name and Location	Segment	Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Project Cost(1)	Costs as of April 30, 2013(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
First Avenue - Minot, ND	Multi-Family Residential	20 units	100%	$3,000	$2,900	$150,000	FY2013 Q4	FY2015 Q1
Quarry Ridge II - Rochester, MN	Multi-Family Residential	159 units	98.7%	16,600	16,600	104,403	FY2013 Q1	FY2015 Q1
Williston Garden - Williston, ND(2)	Multi-Family Residential	144 units	99.3%	19,100	19,100	132,639	FY2013 Q1	FY2015 Q1
Jamestown Medical Office Building - Jamestown, ND(3)	Commercial Healthcare	45,222 sq ft	80.5%	7,600	7,600	168	FY2013 Q3	FY2015 Q1
Spring Wind Expansion - Laramie, WY	Commercial Healthcare	26,662 sq ft expansion	100%	3,500	3,500	131	FY2013 Q3	n/a
Minot IPS - Minot, ND	Commercial Industrial	27,698 sq ft	100%	6,400	5,900	231	FY2013 Q3	FY2015 Q1
Arrowhead First International Bank - Minot, ND	Commercial Retail	3,700 sq ft	100%	1,700	1,600	459	FY2013 Q4	FY2015 Q1
				$57,900	$57,200
(1)	Excludes tenant improvements and leasing commissions.
(2)	The project is owned by a joint venture in which the Company has an approximately 60% interest
(3)	The project is owned by a joint venture in which the Company has an approximately 51% interest.
Projects in Progress at April 30, 2013 (all information presented as of April 30, 2013)
				(in thousands)
Project Name and Location	Planned Segment	Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of April 30, 2013	Anticipated Construction Completion
River Ridge - Bismarck, ND	Multi-Family Residential	146 units	16.4%	$25,800	$13,200	FY2014 Q2
Cypress Court Apartment Development - St. Cloud, MN(1)	Multi-Family Residential	132 units	20.0%	14,300	6,500	FY2014 Q2
Landing at Southgate - Minot, ND(2)	Multi-Family Residential	108 units	12.0%	15,000	7,400	FY2014 Q2
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	0%	37,200	6,500	FY2015 Q1
Renaissance Heights I - Williston, ND(3)	Multi-Family Residential	288 units	0%	62,200	10,100	FY2015 Q2
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	0%	33,400	2,700	FY2015 Q3
Other	n/a	n/a	n/a	n/a	400	n/a
				$187,900	$46,800

(1)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(2)	The Company is an approximately 51% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.

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
FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2014 was $79.9 million, compared to $78.9 million and $67.3 million for the fiscal years ended April 30, 2013 and 2012, respectively.

Reconciliation of Net Income Attributable to Investors Real Estate Trust to Funds From Operations
For the years ended April 30, 2014, 2013 and 2012:
	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2014				2013				2012
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net (loss) income attributable to Investors Real Estate Trust	$(13,174)		$		$25,530		$		$8,212		$
Less dividends to preferred shareholders	(11,514)				(9,229)				(2,372)
Net (loss) income available to common shareholders	(24,688)	105,331		(0.23)	16,301	93,344		0.17	5,840	83,557		0.07
Adjustments:
Noncontrolling interests – Operating Partnership	(4,676)	21,697			3,633	21,191			1,359	19,875
Depreciation and amortization(1)	71,830				65,542				60,057
Impairment of real estate	44,426				305				428
Gains on depreciable property sales	(6,948)				(6,885)				(349)
Funds from operations applicable to common shares and Units	$79,944	127,028		$0.63	$78,896	114,535		$0.69	$67,335	103,432		$0.65
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Consolidated Statements of Operations, totaling $70,918, $62,333 and $56,650 and depreciation/amortization from Discontinued Operations of $1,010, $3,416 and $3,674, less corporate-related depreciation and amortization on office equipment and other assets of $98, $207 and $267 for the fiscal year ended April 30, 2014, 2013 and 2012.
(2)	UPREIT Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.
Cash Distributions
The following cash distributions were paid to our common shareholders and UPREIT unitholders during fiscal years 2014, 2013 and 2012:
	Fiscal Years
Quarters	2014	2013	2012
First	$.1300	$.1300	$.1715
Second	.1300	.1300	.1300
Third	.1300	.1300	.1300
Fourth	.1300	.1300	.1300
	$.5200	$.5200	$.5615
The fiscal year 2014 cash distributions remained the same compared to fiscal year 2013, and fiscal year 2013 cash distributions decreased 7.4% over the cash distributions paid during fiscal year 2012.
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
The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its lines of credit. Management considers the Company's ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings, and the Company believes it will have sufficient cash to meet its commitments over the next twelve months. However, the commercial real estate markets continue to experience challenges including reduced occupancies and rental rates as well as some restrictions on the availability of financing. In the event of deterioration in property operating results, or absent the Company's ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations. Budgeted expenditures for ongoing maintenance and capital improvements and renovations at our properties are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings, and the Company believes it will have sufficient cash to meet its commitments over the next twelve months, including an estimated $23.3 million in capital expenditures (excluding capital expenditures recoverable from tenants and tenant improvements). For the fiscal year ended April 30, 2014, the Company paid distributions of $51.4 million in cash and $14.6 million in common shares pursuant to our DRIP to common shareholders and unitholders of the Operating Partnership, as compared to net cash provided by operating activities of $92.5 million and FFO of $79.9 million.
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
Sources and Uses of Cash
As of April 30, 2014, the Company, through its Operating Partnership as Borrower, had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on December 1, 2016; the Borrower may extend the term for one additional year, to December 1, 2017. The facility had, as of April 30, 2014, lending commitments of $72.0 million. Participants in this secured credit facility as of April 30, 2014 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company; Town & Country Credit Union; Highland Bank and MidCountry Bank. As of April 30, 2014, the Company had advanced $22.5 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $12.5 million. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1.25%, with a floor of 4.75% and a cap of 8.65% during the initial term of the facility; interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2014, 14 properties with a total cost of $124.4 million collateralized this line of credit. As of April 30, 2014, the Company believes it is in compliance with the facility covenants.

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2014, the Company's compensating balances totaled $7.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Associated Bank, Green Bay, Wisconsin, deposit of $600,000; and American National Bank, Omaha, Nebraska, deposit of $400,000.
During the second quarter of fiscal year 2014, the Company and its Operating Partnership entered into an ATM sales agreement with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which the Company may from time to time sell the Company's common shares of beneficial interest having an aggregate offering price of up to $75 million. The shares would be issued pursuant to the Company's currently-effective shelf registration statement on Form S-3ASR. The Company issued no common shares under this program during fiscal year 2014.
On April 1, 2013 the Company terminated its existing at-the-market ("ATM") equity program under which the Company from time to time offered and sold common shares to fund acquisitions and development and redevelopment projects, to repay outstanding debt, and for other general corporate purposes. During the fiscal year ended April 30, 2013, the Company issued 300,000 common shares at a weighted average price per share of $7.24 for net cash proceeds of $2.1 million under this program, and paid approximately $43,000 in commissions related to the sales of these common shares.
During fiscal year 2014, credit markets continued to be stable, with credit availability relatively unconstrained and benchmark interest rates remaining at or near historic lows. Underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period, however, and we continue to find recourse security more frequently required, lower amounts of proceeds available, and lenders limiting the amount of financing available in an effort to manage capital allocations and credit risk.  While we continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness.  As we were in regard to fiscal year 2014, we remain cautious regarding our ability in fiscal year 2015 to rely on cash-out refinancing at levels we had achieved in recent years to provide funds for investment opportunities and other corporate purposes. Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to monitor proposals to modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties. We consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac, and we continue to plan to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward would most likely result in higher loan costs and/or more constricted availability of financing for us. As of April 30, 2014, approximately 3.9%, or $2.1 million of our mortgage debt maturing in the next twelve months is placed on multi-family residential assets, and approximately 96.1%, or $51.4 million, is placed on properties in our four commercial segments. Mortgage debt maturing in the first two quarters of fiscal year 2015 totals approximately $13.5 million and is debt placed on properties in our four commercial segments. Of this $13.5 million, the Company paid off $2.3 million on June 2, 2014. The Company expects to repay an additional $4.5 million in the first two quarters of fiscal year 2015 and expects to refinance $6.7 million in the first two quarters of fiscal year 2015. The Company typically seeks to refinance its maturing mortgage debt, although under certain circumstances the Company may choose to repay the debt rather than refinance, depending on the loan amount outstanding, Company plans for the property securing the debt, interest rates and other loan terms available, and other factors specific to a particular property. Under present market conditions, the Company currently expects to be able to refinance its individual mortgage loans maturing in the next twelve months, should it choose to refinance rather than pay off some or all of these loans.
IRET during fiscal year 2014 acquired properties with an investment cost totaling $43.6 million.  In fiscal year 2014, IRET disposed of two multi-family residential properties, three commercial office properties, 12 commercial industrial properties, and three commercial retail properties for sales prices totaling approximately $80.9 million, compared to dispositions totaling $26.3 million in fiscal year 2013.

The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company may issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During fiscal year 2014, the Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million. During fiscal year 2013, the Company issued approximately 755,000 shares at an average price of $7.94 per share pursuant to such waivers, for total net proceeds to the Company of $6.0 million. During fiscal year 2012, the Company issued 2.2 million shares at an average price of $7.21 per share pursuant to such waivers, for total net proceeds to the Company of $15.8 million. During fiscal year 2014, 6.6 million common shares with a total value of $55.8 million were issued under the DRIP plan. In fiscal year 2013, 5.3 million common shares with a total value of $43.1 million were issued under the plan, and 4.8 million common shares with a total value of $34.3 million were issued under the plan during fiscal year 2012.
The issuance of UPREIT Units for property acquisitions continues to be a source of capital for the Company. During fiscal year 2014, approximately 361,000 Units, valued at issuance at $3.5 million were issued in connection with the Company's acquisition of property. Approximately 1.6 million units, valued at issuance at $12.6 million, and approximately 1.0 million units, valued at issuance at $8.1 million, respectively, were issued in connection with property acquisitions during fiscal years 2013 and 2012.
As a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, the Company's equity capital increased during fiscal 2014 by $55.9 million. Additionally, the equity capital of the Company increased by $3.5 million as a result of contributions of real estate in exchange for UPREIT units, as summarized above, resulting in a total increase in equity capital of $59.4 million from these sources during fiscal year 2014. The Company's equity capital increased by $111.6 million and $67.3 million in fiscal years 2013 and 2012, respectively, as a result of the issuance of common shares pursuant to our shelf registration statement and distribution reinvestment plan, net of fractional shares repurchased, and contributions of real estate in exchange for UPREIT units.
Cash and cash equivalents on April 30, 2014 totaled $47.3 million, compared to $94.1 million and $40.0 million on the same date in 2013 and 2012, respectively. Net cash provided by operating activities increased to $92.5 million in fiscal year 2014 from $77.7 million in fiscal year 2013 due primarily to an increase in net income, exclusive of impairment of real estate investments. Net cash provided by operating activities increased to $77.7 million in fiscal year 2013 from $65.1 million in fiscal year 2012 due primarily to an increase in net income.
Net cash used by investing activities decreased to $121.8 million in fiscal year 2014, compared to $134.1 million in fiscal year 2013. Net cash provided by investing activities was $128.3 million in fiscal year 2012. The decrease in net cash used by investing activities in fiscal year 2014 compared to fiscal year 2013 was due primarily to an increase in proceeds from discontinued operations, net of an increase in payments for development and re-development of real estate assets. The increase in net cash used by investing activities in fiscal year 2013 compared to fiscal year 2012 was due primarily to an increase in payments for acquisitions of real estate assets and a decrease in refunds from lender holdbacks, net of an increase in proceeds from the sale of discontinued operations. Net cash used by financing activities was $17.5 million in fiscal year 2014, compared to $110.6 million net cash provided by financing activities in fiscal year 2013, with the change due primarily to proceeds from a public offering of preferred shares in fiscal year 2013. Net cash provided by financing activities increased to $110.6 million in fiscal 2013, compared to $61.9 million in fiscal year 2012, due primarily to proceeds from a public offering of preferred shares and a public offering of common shares, net of an increase in principal payments on mortgages payable, a decrease in mortgage proceeds and the pay down of the Company's line of credit.
Financial Condition
Mortgage Loan Indebtedness. Mortgage loan indebtedness was $997.7 million on April 30, 2014 and $1.0 billion on April 30, 2013. Approximately 97.9% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of April 30, 2014, the weighted average rate of interest on the Company's mortgage debt was 5.37% compared to 5.55% on April 30, 2013.

Construction Loan Indebtedness. Construction loan indebtedness was $63.1 million on April 30, 2014 and $18.1 million on April 30, 2013. As of April 30, 2014, the weighted average rate of interest on the Company's construction loan indebtedness was 3.08%, compared to 4.15% on April 30, 2013.
Revolving lines of credit. As of April 30, 2014, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit had, as of April 30, 2014, lending commitments of $72.0 million.  The facility has a maturity date of December 1, 2016, and is secured by mortgages on 14 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of April 30, 2014 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company; Town & Country Credit Union; Highland Bank and MidCountry Bank. As of April 30, 2014, the Company had advanced $22.5 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $12.5 million. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1.25%, with a floor of 4.75% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2014, 14 properties with a total cost of $124.4 million collateralized this line of credit. As of April 30, 2014, the Company believes it is in compliance with the facility covenants.
Property Owned. Property owned was $2.0 billion at April 30, 2014 and 2013. Acquisitions, developments and improvements to existing properties in fiscal year 2014, offset by fiscal year 2014 dispositions, resulted in no net increase in property owned as of April 30, 2014 compared to April 30, 2013.
Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2014 totaled $47.3 million, compared to $94.1 million on April 30, 2013. The decrease in cash on hand on April 30, 2014, as compared to April 30, 2013, was due primarily to the acquisition and development of property.
Other Investments. Other investments, consisting of bank certificates of deposit, decreased to approximately $329,000 on April 30, 2014, from $639,000 on April 30, 2013, primarily due to the redemption of a certificate of deposit.
Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership decreased to 21.1 million units on April 30, 2014, compared to 21.6 million units on April 30, 2013. The decrease in units outstanding at April 30, 2014 as compared to April 30, 2013, resulted from the issuance of units in exchange for property, net of the conversion of units to shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2014 totaled 109.0 million, compared to 101.5 million common shares outstanding on April 30, 2013. This increase in common shares outstanding from April 30, 2013 to April 30, 2014 was due to the issuance of common in ATM equity program sales, in exchange for limited partnership interests of the Company's Operating Partnership, and under the Company's distribution reinvestment plan.
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
During fiscal year 2013, IRET issued 300,000 common shares at a weighted average price per share of $7.24 under its ATM equity program with BMO Capital Markets Corp. as sales agent, for net proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million, used for general corporate purposes including the acquisition and development of investment properties. On April 1, 2013 the Company terminated this ATM equity program. During the second quarter of fiscal year 2014, the Company and its Operating Partnership entered into an ATM sales agreement with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which the Company may from time to time sell the Company's common shares of beneficial interest having an aggregate offering price of up to $75 million. The shares would be issued pursuant to the Company's currently-effective shelf registration statement on Form S-3ASR. The Company issued no common shares under this program during fiscal year 2014.
The Company issued approximately 6.6 million common shares pursuant to its Distribution Reinvestment and Share Purchase Plan during fiscal year 2014, for a total value of approximately $55.8 million. Conversions of approximately 361,000 UPREIT Units to common shares during fiscal year 2014, for a total of approximately $3.5 million in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the twelve months ended April 30, 2014 compared to the twelve months ended April 30, 2013.
On August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B preferred shares") at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company's option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly. Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115 million liquidation preference in the aggregate). As of April 30, 2013, the Company had 1.2 million Series A preferred shares and 4.6 million Series B preferred shares outstanding.
Contractual Obligations and Other Commitments
The primary contractual obligations of the Company relate to its borrowings under its line of credit and mortgage notes payable. The Company's line of credit matures in December 2016, and had $22.5 million in loans outstanding at April 30, 2014. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2014, are included in the table below as "Long-term debt." Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2014. The "Other Debt" category consists primarily of principal and interest payments on construction loans.
As of April 30, 2014, the Company was a tenant under operating ground or air rights leases on twelve of its properties. The Company pays a total of approximately $500,000 per year in rent under these leases, which have remaining terms ranging from 1.5 to 87 years, and expiration dates ranging from October 2015 to October 2100.
Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company's significant purchase obligations as of April 30, 2014, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in the purchase obligation category are costs for construction and expansion projects and capital improvements at the Company's properties. Purchase obligations that are contingent upon the achievement of certain milestones are not included in the table below, nor are service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.
	(in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,239,281	$132,429	$386,437	$285,735	$434,680
Line of credit (principal and interest)(1)	$25,309	$998	$24,311	$0	$0
Other Debt (principal and interest)	$61,573	$1,817	$40,407	$1,741	$17,608
Operating Lease Obligations	$23,544	$506	$927	$898	$21,213
Purchase Obligations	$9,732	$9,732	$0	$0	$0
(1)	The future interest payments on the Company's line of credit were estimated using the outstanding principal balance and interest rate in effect as of April 30, 2014.
Off-Balance-Sheet Arrangements
As of April 30, 2014, the Company had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments
Common and Preferred Share Distributions. On June 2, 2014, the Company's Board of Trustees declared the following distributions:
Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	June 16, 2014	July 1, 2014
Preferred shares:
Series A	$0.5156	June 16, 2014	June 30, 2014
Series B	$0.4968	June 16, 2014	June 30, 2014

Completed Acquisitions and Dispositions.  Subsequent to the end of fiscal year 2014, the Company closed on its acquisitions of the following properties. The purchase price accounting is incomplete for the acquisitions that closed subsequent to the end of fiscal year 2014.
·	On May 22, 2014, an approximately 35-acre parcel of vacant land in Bismarck, North Dakota, for a purchase price of $4.3 million, paid in cash;
·
On June 2, 2014, 152-unit and 52-unit multi-family residential properties in Rapid City, South Dakota, for a purchase price totaling $18.3 million, of which approximately $12.2 million consisted of the assumption of existing debt, with the remainder paid in cash; and

·	On June 5, 2014, an approximately 10.5-acre parcel of vacant land in Brooklyn Park, Minnesota, for a purchase price of $2.6 million, paid in cash.
On May 19, 2014, the Company sold the Dewey Hill Business Center, a commercial office property Edina, Minnesota, for a sale price of $3.1 million.
Pending Acquisitions.  Subsequent to the end of fiscal year 2014, the Company signed a purchase agreement to acquire multi-family residential property in Bismarck, North Dakota with 68 units, for a purchase price of $8.5 million to be paid in cash. This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that it will be completed on the terms currently expected or at all.
Pending Dispositions.  The Company has signed an agreement to sell a commercial office property in Golden Valley, Minnesota for a sale price of $4.8 million. This pending disposition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently expected, or at all.
Development Project.  Subsequent to the end of fiscal year 2014, the Company entered into a joint venture to develop approximately 246 apartments and 21,000 square feet of retail space in Edina, Minnesota, for a total project cost estimated at $69.9 million. The project, in which the Company will have an approximately 50.5% interest, will be constructed in three phases, with the planned retail space in the second and third phases. Construction of all phases is currently expected to be completed in June 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.
Variable interest rates.  Because approximately 97.9% of our mortgage debt, as of April 30, 2014 (97.5% and 98.5% as of April 30, 2013 and 2012, respectively), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2014, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.
	Future Principal Payments (in thousands, except percentages)
Long Term Debt	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed Rate	$80,020	$92,765	$192,762	$91,525	$131,922	$388,230	$977,224	$1,109,797
Average Fixed Interest Rate	5.29%	5.16%	4.75%	5.10%	4.93%
Variable Rate	$120	$123	$15,128	$132	$4,962	$0	$20,465	$20,465
Average Variable Interest Rate	2.75%	2.76%	2.91%	3.25%	3.58%
							$997,689	$1,130,262

	Future Interest Payments (in thousands)
Long Term Debt	2015	2016	2017	2018	2019	Thereafter	Total
Fixed Rate	$51,726	$46,320	$38,241	$31,220	$25,660	$46,450	$239,617
Variable Rate	563	561	537	166	148	0	1,975
							$241,592

As of April 30, 2014, the weighted-average interest rate on our fixed rate and variable rate loans was 5.43% and 2.72%, respectively. The weighted-average interest rate on all of our mortgage debt as of April 30, 2014 was 5.37%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $20.5 million of variable rate mortgage indebtedness would increase our annual interest expense by $205,000.
Exposure to interest rate fluctuation risk on our $72.0 million secured line of credit is limited by a cap on the interest rate. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1.25%, with a floor of 4.75% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time.  The line of credit matures in December 2016 and had an outstanding balance of $22.5 million at April 30, 2014.
Investments with Certain Financial Institutions. IRET has entered into a cash management arrangement with First Western Bank (the "Bank") with respect to deposit accounts that exceed Federal Deposit Insurance Corporation ("FDIC") coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2014 and 2013, these amounts totaled $14.4 million and $29.6 million, respectively.
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
Item 9A. Controls and Procedures
Disclosure Controls and Procedures:  As of April 30, 2014, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act).  Such controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that our disclosure controls and procedures were not effective as of April 30, 2014 due to a material weakness in internal control over financial reporting described below.
In connection with the preparation of our annual financial statements as of and for the fiscal year ended April 30, 2014, management identified a material weakness relating to determining the appropriate modeling methodology and accounting treatment for stock-based compensation expense related to performance-based equity awards under the Company's Long Term Incentive Plan (the "Plan"), and to applying the accounting rules to the terms of the Plan, which Plan was adopted in May 2012 and pursuant to which awards were first achieved in fiscal year 2014. This material weakness did not result in any material adjustments to the Company's consolidated financial statements or notes thereto.
In response to the material weakness, we have taken remedial action to strengthen our existing internal controls and processes. Starting with the quarter ending July 31, 2014, we will (i) ensure we have the requisite skills, or engage the assistance of third parties, to evaluate accounting for provisions of stock-based compensation plans, (ii) record compensation expense in our quarterly interim financial statements based upon fair value of equity awards made under the Plan and (iii) adjust the cumulative compensation expense in subsequent quarters. With the implementation of these corrective actions, we anticipate that the material weakness identified above could be deemed remediated as soon as the quarter ending October 31, 2014.
Changes in Internal Control Over Financial Reporting:  There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
As of April 30, 2014, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO).  Based on this assessment, management has determined that the Company's internal control over financial reporting was not effective as of April 30, 2014 due to a material weakness in internal control over financial reporting relating to determining the appropriate modeling methodology and accounting treatment for stock-based compensation expense related to performance-based equity awards under the Company's Long Term Incentive Plan (the "Plan"), and to applying the accounting rules to the terms of the Plan.
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
The Company's internal control over financial reporting as of April 30, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-3 hereof.

(The remainder of this page has been intentionally left blank.)

Item 9B.  Other Information
None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
Information regarding executive officers required by this Item is set forth in Part I, Item 1 of this Annual Report on Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K. Other information required by this Item will be included in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference. IRET has adopted a Code of Ethics applicable to, among others, IRET's principal executive officer and principal financial and accounting officer. This Code is available on our website at www.iret.com.
Item 11. Executive Compensation
The information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.
The following table provides information as of April 30, 2014 regarding compensation plans (including individual compensation arrangements) under which our common shares of beneficial interest are available for issuance:
Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	0	0	1,834,147(2)
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	1,834,147
(1)	The 2008 Incentive Award Plan of Investors Real Estate Trust and IRET Properties approved by shareholders on September 16, 2008.
(2)	All of the shares available for future issuance under the 2008 Incentive Award Plan approved by shareholders may be issued as restricted shares, performance awards or stock payment awards.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
The information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1. Financial Statements
The response to this portion of Item 15 is submitted as a separate section of this report. See the table of contents to Financial Statements and Additional Information.
2. Financial Statement Schedules
The response to this portion of Item 15 is submitted as a separate section of this report. The following financial statement schedules should be read in conjunction with the financial statements referenced in Part II, Item 8 of this Annual Report on Form 10-K:
Schedule III Real Estate and Accumulated Depreciation
3. Exhibits
See the list of exhibits set forth in part (b) below.
(b)	The following is a list of Exhibits to this Annual Report on Form 10-K. We will furnish a printed copy of any exhibit listed below to any security holder who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.
3.1	Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust, as amended, filed herewith.
3.2	Third Restated Trustees' Regulations (Bylaws), dated May 16, 2007, as amended June 26, 2013, and incorporated herein by reference to the Company's Current Report on Form 8-K , filed with the SEC on July 2, 2013.
3.3	Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated January 31, 1997, filed as Exhibit 3(ii) to the Registration Statement on Form S-11, effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant on February 18, 1997 (File No. 0-14851), and incorporated herein by reference.
4.1	Loan Agreement dated August 12, 2010 by and among IRET Properties, as borrower, the financial institutions party thereto as lenders, and First International Bank & Trust as lender and lead bank, incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2010.
4.2	Third Amendment to Loan Agreement dated June 15, 2012 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 22, 2012.
4.3	Fifth Amendment to Loan Agreement dated August 9, 2013 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 14, 2013, and incorporated herein by reference.
4.4	Amended and Restated Loan Agreement dated November 20, 2013 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 25, 2013, and incorporated herein by reference.
10.1	Member Control and Operating Agreement dated September 30, 2002, filed as Exhibit 10 to the Company's Form 8-K filed October 15, 2003, and incorporated herein by reference.

10.2	Letter Agreement dated January 31, 2003, filed as Exhibit 10(i) to the Company's Form 8-K filed February 27, 2003, and incorporated herein by reference.
10.3	Option Agreement dated January 31, 2003, filed as Exhibit 10(ii) to the Company's Form 8-K filed February 27, 2003, and incorporated herein by reference.
10.4	Financial Statements of T.F. James Company filed as Exhibit 10 to the Company's Form 8-K filed January 31, 2003, and incorporated herein by reference.
10.5	Agreement for Purchase and Sale of Property dated February 13, 2004, by and between IRET Properties and the Sellers specified therein, filed as Exhibit 10.5 to the Company's Form 10-K filed July 20, 2004, and incorporated herein by reference.
10.6	Contribution Agreement, filed as Exhibit 10.1 to the Company's Form 8-K filed May 17, 2006, and incorporated herein by reference.
10.7	Loan and Security Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.
10.8*	Short-Term Incentive Program, filed as Exhibit 10.1 to the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.
10.9*	Long-Term Incentive Program, filed as Exhibit 10.2 to the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.
10.10	Construction and Term Loan Agreement, filed as Exhibit 10.1 to the Company's Form 8-K filed March 21, 2013 and incorporated herein by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.
21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.
31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer, filed herewith.
32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer, filed herewith.
101	The following materials from our Annual Report on Form 10-K for the year ended April 30, 2014 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.(1)
________________________
*	Indicates management compensatory plan, contract or arrangement.
(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 30, 2014	Investors Real Estate Trust

	By:	/s/ Timothy P. Mihalick
Timothy P. Mihalick
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	June 25, 2014

/s/ John D. Stewart
John D. Stewart	Trustee & Vice Chairman	June 25, 2014

/s/ Timothy P. Mihalick
Timothy P. Mihalick	President & Chief Executive Officer (Principal Executive Officer); Trustee	June 25, 2014

/s/ Thomas A. Wentz, Jr.
Thomas A. Wentz, Jr.	Trustee, Executive Vice President & Chief Operating Officer	June 25, 2014

/s/ Diane K. Bryantt
Diane K. Bryantt	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2014

/s/ Linda J. Hall
Linda J. Hall	Trustee	June 25, 2014

/s/ Terrance P. Maxwell
Terrance P. Maxwell	Trustee	June 25, 2014

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee	June 25, 2014

/s/ Jeffrey K. Woodbury
Jeffrey K. Woodbury	Trustee	June 25, 2014

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF April 30, 2014 AND 2013,
AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,
EQUITY AND CASH FLOWS FOR EACH OF
THE FISCAL YEARS IN THE THREE YEARS ENDED April 30, 2014.
ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2014
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Investors Real Estate Trust
We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the "Company") as of April 30, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended April 30, 2014.  Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 30, 2014, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 30, 2014, expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
We have audited the internal control over financial reporting of Investor Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the "Company") as of April 30, 2014, based on criteria established in the 1992  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting ("Management's Report").  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's assessment. The Company did not determine the appropriate modeling methodology and accounting treatment for stock-based compensation expense related to performance-based equity awards under the Company's Long Term Incentive Plan, and to applying the accounting rules to the terms of the Plan.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Investors Real Estate Trust has not maintained effective internal control over financial reporting as of April 30, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated June 30, 2014, which expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
Investors Real Estate Trust
Minot, North Dakota

We have audited the accompanying consolidated statement of operations, equity, and cash flows for the period ended April 30, 2012. Our audit also included the related financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of their operations and their cash flows for the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, as it relates to information included therein for the year ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
July 16, 2012 (June 30, 2014, as to the effects of discontinued operations discussed in Note 12 and the segment reclassification discussed in Note 2)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
April 30, 2014 and 2013
	(in thousands)
	April 30, 2014	April 30, 2013
		(as revised)
ASSETS
Real estate investments
Property owned	$1,996,031	$2,032,970
Less accumulated depreciation	(424,288)	(420,421)
	1,571,743	1,612,549
Development in progress	104,609	46,782
Unimproved land	22,864	21,503
Total real estate investments	1,699,216	1,680,834
Real estate held for sale	2,951	0
Cash and cash equivalents	47,267	94,133
Other investments	329	639
Receivable arising from straight-lining of rents, net of allowance of $796 and $830, respectively	27,096	26,354
Accounts receivable, net of allowance of $248 and $563, respectively	10,206	4,534
Real estate deposits	145	196
Prepaid and other assets	4,639	5,124
Intangible assets, net of accumulated amortization of $24,071 and $27,708, respectively	32,639	40,457
Tax, insurance, and other escrow	20,880	12,569
Property and equipment, net of accumulated depreciation of $2,041 and $1,673, respectively	1,681	1,221
Goodwill	1,100	1,106
Deferred charges and leasing costs, net of accumulated amortization of $21,068 and $18,714, respectively	21,072	22,387
TOTAL ASSETS	$1,869,221	$1,889,554
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$59,105	$50,797
Revolving line of credit	22,500	10,000
Mortgages payable	997,689	1,049,206
Other	63,178	18,170
TOTAL LIABILITIES	1,142,472	1,128,173
COMMITMENTS AND CONTINGENCIES (NOTE 15)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,203	5,937
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2014 and April 30, 2013, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at April 30, 2014 and April 30, 2013, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 109,019,341 shares issued and outstanding at April 30, 2014, and 101,487,976 shares issued and outstanding at April 30, 2013)	843,268	784,454
Accumulated distributions in excess of net income	(389,758)	(310,341)
Total Investors Real Estate Trust shareholders' equity	592,184	612,787
Noncontrolling interests – Operating Partnership (21,093,445 units at April 30, 2014 and 21,635,127 units at April 30, 2013)	105,724	122,539
Noncontrolling interests – consolidated real estate entities	22,638	20,118
Total equity	720,546	755,444
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,869,221	$1,889,554
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended April 30, 2014, 2013, and 2012

	(in thousands, except per share data)
	2014	2013	2012
REVENUE
Real estate rentals	$219,921	$204,719	$188,299
Tenant reimbursement	45,561	43,339	40,372
TOTAL REVENUE	265,482	248,058	228,671
EXPENSES
Depreciation/amortization related to real estate investments	67,592	59,306	53,690
Utilities	21,864	18,792	17,106
Maintenance	31,158	28,340	25,530
Real estate taxes	32,982	32,182	29,349
Insurance	5,165	3,734	3,343
Property management expenses	16,961	15,003	18,164
Other property expenses	357	1,008	(142)
Administrative expenses	9,938	7,904	6,694
Advisory and trustee services	805	590	687
Other expenses	2,132	2,173	1,898
Amortization related to non-real estate investments	3,326	3,027	2,960
Impairment of real estate investments	42,566	0	0
TOTAL EXPENSES	234,846	172,059	159,279
Gain on involuntary conversion	2,480	5,084	274
Operating income	33,116	81,083	69,666
Interest expense	(59,142)	(61,154)	(61,801)
Interest income	1,908	222	148
Other income	779	526	631
(Loss) income before loss on sale of real estate and other investments and income from discontinued operations	(23,339)	20,677	8,644
Loss on sale of real estate and other investments	(51)	0	0
(Loss) income from continuing operations	(23,390)	20,677	8,644
Income from discontinued operations	6,450	9,295	1,062
NET (LOSS) INCOME	(16,940)	29,972	9,706
Net loss (income) attributable to noncontrolling interests – Operating Partnership	4,676	(3,633)	(1,359)
Net income attributable to noncontrolling interests – consolidated real estate entities	(910)	(809)	(135)
Net (loss) income attributable to Investors Real Estate Trust	(13,174)	25,530	8,212
Dividends to preferred shareholders	(11,514)	(9,229)	(2,372)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(24,688)	$16,301	$5,840
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(.28)	$.09	$.06
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.05	.08	.01
NET (LOSS) INCOME PER COMMON SHARE – BASIC & DILUTED	$(.23)	$.17	$.07
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
for the years ended April 30, 2014, 2013, and 2012
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
						(as revised)	(as revised)
BALANCE APRIL 30, 2011	1,150	$27,317	80,523	$621,936	$(237,563)	$132,600	$544,290
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					8,212	1,482	9,694
Distributions - common shares and units					(46,654)	(11,102)	(57,756)
Distributions - preferred shares					(2,372)		(2,372)
Distribution reinvestment and share purchase plan			4,796	34,345			34,345
Shares issued			3,398	24,870			24,870
Partnership units issued						8,055	8,055
Redemption of units for common shares			759	3,454		(3,454)	0
Other			(2)	(556)		4,693	4,137
BALANCE APRIL 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					25,530	4,437	29,967
Distributions - common shares and units					(48,265)	(10,985)	(59,250)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(6,857)		(6,857)
Distribution reinvestment and share purchase plan			5,290	43,123			43,123
Shares issued			6,409	55,846			55,846
Series B preferred shares issued	4,600	111,357					111,357
Partnership units issued						12,632	12,632
Redemption of units for common shares			317	1,551		(1,551)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						6,483	6,483
Other			(2)	(115)		(633)	(748)
BALANCE APRIL 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$142,657	$755,444
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					(13,174)	(4,033)	(17,207)
Distributions - common shares and units					(54,729)	(11,283)	(66,012)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(9,142)		(9,142)
Distribution reinvestment and share purchase plan			6,615	55,793			55,793
Shares issued			13	112			112
Partnership units issued						3,480	3,480
Redemption of units for common shares			903	4,353		(4,353)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						3,895	3,895
Other				(1,444)		(2,001)	(3,445)
BALANCE APRIL 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended April 30, 2014, 2013, and 2012
	(in thousands)
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,940)	$29,972	$9,706
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	73,723	67,559	61,954
Gain on sale of real estate, land, other investments and discontinued operations	(6,948)	(6,885)	(349)
Gain on involuntary conversion	(2,480)	(5,084)	(274)
Impairment of real estate investments	44,426	305	428
Bad debt expense	434	665	298
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(2,293)	(2,733)	(4,831)
Decrease in accounts receivable	1,880	689	1,542
Increase in prepaid and other assets	(555)	(693)	(1,361)
Increase in tax, insurance and other escrow	(1,046)	(325)	(353)
Increase in deferred charges and leasing costs	(4,708)	(5,946)	(6,145)
Increase in accounts payable, accrued expenses and other liabilities	7,021	194	4,522
Net cash provided by operating activities	92,514	77,718	65,137
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	991	2,037	2,254
Payments for real estate deposits	(940)	(1,970)	(2,188)
Principal proceeds on mortgage loans receivable	0	0	159
Decrease in other investments	314	0	0
Decrease in lender holdbacks for improvements	3,780	1,891	5,681
Increase in lender holdbacks for improvements	(11,045)	(2,466)	(1,730)
Proceeds from sale of discontinued operations	78,879	20,009	3,142
Proceeds from sale of real estate and other investments	682	95	430
Insurance proceeds received	2,491	6,211	5,758
Payments for acquisitions of real estate assets	(38,283)	(76,020)	(61,661)
Payments for development and re-development of real estate assets	(123,744)	(57,649)	(37,777)
Payments for improvements of real estate assets	(34,959)	(26,280)	(42,333)
Net cash used by investing activities	(121,834)	(134,142)	(128,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	50,333	85,230	117,595
Principal payments on mortgages payable	(101,867)	(104,976)	(77,089)
Proceeds from revolving lines of credit and other debt	67,699	44,262	31,925
Principal payments on revolving lines of credit and other debt	(17,443)	(55,411)	(10,060)
Proceeds from financing liability	7,900	0	0
Proceeds from sale of common shares, net of issue costs	0	55,433	24,413
Proceeds from sale of common shares under distribution reinvestment and share purchase program	41,194	30,707	23,511
Proceeds from underwritten Public Offering of Preferred Shares – Series B, net of offering costs	0	111,357	0
Proceeds from noncontrolling partner – consolidated real estate entities	994	0	2,854
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(2,505)	0	(1,289)
Distributions paid to common shareholders, net of reinvestment of $13,965, $11,802 and $10,177, respectively	(40,764)	(36,463)	(36,477)
Distributions paid to preferred shareholders	(11,514)	(8,467)	(2,372)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net reinvestment of $634, $614 and $657, respectively	(10,649)	(10,371)	(10,445)
Distributions paid to noncontrolling interests – consolidated real estate entities	(924)	(733)	(613)
Distributions paid to redeemable noncontrolling interests-consolidated real estate entities	0	0	(27)
Net cash (used) provided by financing activities	(17,546)	110,568	61,926
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,866)	54,144	(1,202)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	94,133	39,989	41,191
CASH AND CASH EQUIVALENTS AT END OF YEAR	$47,267	$94,133	$39,989
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the years ended April 30, 2014, 2013, and 2012

	(in thousands)
	2014	2013	2012
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$13,965	$11,802	$10,177
Operating partnership distribution reinvestment plan	634	614	657
Operating partnership units converted to shares	4,353	1,551	3,454
Shares issued under the Incentive Award Plan	112	398	443
Real estate assets acquired through the issuance of operating partnership units	3,480	12,632	8,055
Real estate assets acquired through assumption of indebtedness and accrued costs	0	12,500	7,190
Mortgages included in real estate dispositions	0	5,887	0
Increase (decrease) to accounts payable included within real estate investments	1,767	2,502	(5,445)
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	2,901	12,415	2,227
Fair value adjustments to redeemable noncontrolling interests	0	0	35
Involuntary conversion of assets due to flood and fire damage	7,052	107	2,783
Construction debt reclassified to mortgages payable	0	13,650	7,190
Forfeiture of note payable in conjunction with sale of property	600	0	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $2,855, $742 and $571, respectively	$54,071	$60,357	$63,653
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2014, 2013, and 2012
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family residential and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary ("TRS"). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the years ended April 30, 2014 and 2013. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of April 30, 2014, IRET owned 93 multi-family residential properties with approximately 10,779 apartment units and 166 commercial properties, consisting of commercial office, commercial healthcare, commercial industrial and commercial retail properties, totaling approximately 10.5 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other subsidiary entities.
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
The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company's interest in the Operating Partnership was 83.8% and 82.4%, respectively, as of April 30, 2014 and 2013, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.
The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a controlling interest. These entities are consolidated into IRET's other operations with noncontrolling interests reflecting the noncontrolling partners' share of ownership and income and expenses.
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Examples include a disposal of a major geographic area,

NOTE 2 • continued
a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about the assets, liabilities, income and expenses of discontinued operations. The ASU is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted this update effective February 1, 2014 and determined that the adoption did not have a material impact on the Company's consolidated results of operations or financial condition.
As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. During the quarter ended April 30, 2014, the Company applied the new standard to one property that was classified as held for sale.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU No. 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect adoption of this update to have a material impact on the Company's operating results or financial position.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. Prior to February 1,  2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above.  See Recent Accounting Pronouncements above for additional information.
As a result of discontinued operations recognized prior to February 1, 2014, retroactive reclassifications that change prior period numbers have been made. See Note 12 for additional information. During fiscal year 2014, the Company classified as discontinued operations two multi-family residential properties, three commercial office properties, twelve commercial industrial properties and three commercial retail properties. During fiscal year 2013, the Company classified as discontinued operations three multi-family residential properties, one commercial healthcare property, one commercial retail property and four condominium units. The results of operations for these properties are included in income from discontinued operations on the Condensed Consolidated Statements of Operations.
During the first quarter of fiscal year 2014 the Company reclassified a commercial property in Minot, North Dakota from the Company's commercial retail segment to its commercial office segment, following the departure of a retail tenant from the property and the Company's subsequent repurposing of the majority of the space in the building from retail to office premises.

NOTE 2 • continued
REVISION
During fiscal year 2014 the Company identified an error pertaining to the reporting for a noncontrolling interest in a consolidated real estate joint venture formed in the fourth quarter of fiscal year 2013 for which the holder of such interest has the right to require the Company to acquire the interest at fair value twelve months after the final certificate of occupancy is obtained for the joint venture's development project. Accounting guidance in ASC 480-10, CFRR 211:  Redeemable Preferred Stocks, requires that this noncontrolling interest be classified outside of permanent equity because it is redeemable at the option of the joint venture partner. This error resulted in an overstatement of equity and offsetting understatement of the line entitled "redeemable noncontrolling interests – consolidated real estate entities" in the mezzanine section of the Company's consolidated balance sheet of $5.9 million as of April 30, 2013. This non-cash revision did not impact the Company's consolidated statements of operations or statements of cash flows for any period.
In accordance with accounting guidance found in ASC 250-10, Materiality, the Company assessed the materiality of the error and concluded that the error was not material to any of the Company's previously issued financial statements.  In accordance with accounting guidance found in ASC 250-10, Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements, the Company revised its previously issued consolidated balance sheet and statement of equity to correct the effect of this error. The Company will revise amounts pertaining to each of the fiscal 2014 calendar quarters from May 1, 2013 through January 31, 2014 in future quarterly filings on Form 10-Q.
The following tables present the effect of this correction on the Company's Consolidated Balance Sheet and Statement of Equity for the period affected:
	(in thousands)
April 30, 2013	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Redeemable noncontrolling interests – consolidated real estate entities	$0	$5,937	$5,937
Noncontrolling interests – consolidated real estate entities	26,055	(5,937)	20,118
Total equity	761,381	(5,937)	755,444

	(in thousands)
Year Ended April 30, 2013	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Equity
Noncontrolling Interests
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests	$4,442	$(5)	$4,437
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities	12,415	(5,932)	6,483
Balance April 30, 2013	148,594	(5,937)	142,657
Total Equity
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests	29,972	(5)	29,967
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities	12,415	(5,932)	6,483
Balance April 30, 2013	761,381	(5,937)	755,444

NOTE 2 • continued
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
The Company follows the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and re-development projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements (in the case of commercial properties) or upon issuance of a certificate of occupancy (in the case of multi-family residential properties). General and administrative costs are expensed as incurred.
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
The Company periodically evaluates its long-lived assets, including its real estate investments, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

NOTE 2 • continued
During fiscal year 2014, the Company incurred a non-cash loss of $44.4 million due to impairment of 15 properties, of which $1.9 million is reflected in discontinued operations. See Note 12 for additional information on discontinued operations. Of the total impairment charges of $44.4 million, the amounts incurred in the first, second, third and fourth quarters of fiscal year 2014 were $1.8 million, approximately $57,000, $4.8 million and $37.7 million, respectively. The Company recognized impairments of approximately $864,000 on a commercial industrial property in St. Louis Park, Minnesota; $329,000 on a commercial office property in Bloomington, Minnesota; $265,000 on a commercial retail property in Anoka, Minnesota; $402,000 on a commercial industrial property in Clive, Iowa and $4.8 million on a commercial industrial property in Roseville, Minnesota. These properties were written-down to estimated fair value based on receipt of individual market offers to purchase and the Company's intent to dispose of the properties or, in the case of the Roseville, Minnesota property, a commitment to dispose of a significant portion of the property due to planned redevelopment. The approximately $835,000 impairment of the Company's Edina, Minnesota, commercial office property was based on receipt of a market offer to purchase and the Company's intent to dispose of the property (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2014). This property was classified as held for sale at April 30, 2014. An impairment loss of $2.1 million was recognized during fiscal year 2014 for the Company's Golden Valley, Minnesota, commercial office property based on receipt of a market offer to purchase and the Company's intent to dispose of the property (a purchase agreement was signed by the Company in the first quarter of fiscal year 2015). The Company recognized in the fourth quarter of fiscal year 2014 a $34.9 million impairment loss on eight commercial office properties located in four states. These properties are part of a portfolio of nine commercial office properties securing a $122.6 million non-recourse CMBS loan with a maturity date of October 6, 2016.  Due to concerns over the borrower's ability to refinance the portfolio at loan maturity, the Company revised its assumptions regarding the holding period of these properties. Impairment testing performed in connection with the preparation of the financial statements included in this Annual Report on Form 10-K indicated that impairment indicators were present. The Company commissioned a third-party appraisal of the properties, the result of which indicated a fair value of the portfolio below net book value, and, accordingly, an impairment loss was recorded for the difference. Because the loan amount significantly exceeds the Company's current estimate of the fair value of this nine-property portfolio, the Company is working to initiate discussions with the loan servicer to discuss various alternatives with regard to the loan. Cash flow from the portfolio currently covers debt service on the loan, and the borrower, a special-purpose subsidiary of the Company, is current on all payments under the loan.
During fiscal year 2013, the Company incurred a loss of approximately $305,000 due to impairment of one property. The impairment of the Company's Eagan, Minnesota, retail property was based on receipt of a market offer to purchase and the Company's intent to dispose of the property (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2013). The impairment charge for fiscal year 2013 is reported in discontinued operations. See Note 12 for additional information.
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
U.S. GAAP requires management to make certain significant judgments as to the classification of any of our properties as held for sale on the balance sheet. The Company makes a determination as to the point in time that it is probable that a sale will be consummated. It is not unusual for real estate sales contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Company can meet the criteria of the current accounting principles governing the classification of properties as held for sale prior to a sale formally closing. Therefore, any properties categorized as held for sale represent only those properties that management has determined are probable to close within the requirements set forth in current accounting principles. A commercial office property was classified as held for sale at April 30, 2014. No properties were classified as held for sale at April 30, 2013.
Prior to February 1,  2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above.  See Recent Accounting Pronouncements above for additional information
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the twelve months ended April 30, 2014 and 2013, respectively, the Company added approximately $900,000 and $1.6 million of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the twelve months ended April 30, 2014 and 2013 are 0.7 years and 0.5 years, respectively.  Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book value as of April 30, 2014 and 2013 was $1.1 million. The annual reviews of goodwill compared the fair value of the reporting units that have been assigned goodwill to their carrying value (investment cost less accumulated depreciation), with the results for these periods indicating no impairment. In fiscal years 2014 and 2013, the Company disposed of property that had goodwill assigned, and as a result, approximately $7,000 and $14,000, respectively, of goodwill was derecognized. During fiscal year 2012 an approximately $7,000 impairment to goodwill was recognized.

NOTE 2 • continued
PROPERTY AND EQUIPMENT
Property and equipment consists of the equipment contained at IRET's headquarters in Minot, North Dakota, corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices in Kansas, Minnesota, Missouri, Montana, Nebraska, North Dakota and South Dakota. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2014 and 2013, property and equipment cost was $3.7 million and $2.9 million, respectively. Accumulated depreciation was $2.0 million and $1.7 million as of April 30, 2014 and 2013, respectively.
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
COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2014, the Company's compensating balances totaled $7.9 million and consisted of the following: Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; First International Bank, Watford City, North Dakota, deposit of $6.1 million; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Associated Bank, Green Bay, Wisconsin, deposit of $600,000; and American National Bank, Omaha, Nebraska, deposit of $400,000. The deposit at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Consolidated Balance Sheets. The certificates of deposit have remaining terms of six months and two years and the Company intends to hold them to maturity.
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of construction costs or tenant improvements. The decrease of $3.8 million in lender holdbacks for improvements reflected in the Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2014 is due primarily to the release of loan proceeds to the Company upon completion of these construction milestones and tenant improvement projects, while the increase of $11.0 million represents additional amounts retained by lenders for new projects.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2014, 2013 and 2012 is as follows:
	(in thousands)
	2014	2013	2012
Balance at beginning of year	$1,393	$1,363	$1,316
Provision	434	665	298
Write-off	(783)	(635)	(251)
Balance at close of year	$1,044	$1,393	$1,363
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
DEFERRED CHARGES AND LEASING COSTS
Costs and commissions incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases. Costs incurred in obtaining long-term financing are amortized to interest expense over the life of the loan using the straight-line method, which approximates the effective interest method.
INCOME TAXES
IRET operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the fiscal years ended April 30, 2014, 2013 and 2012, the Company distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.  Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income.  In general, however, if the Company qualifies as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).
The Company has one TRS, acquired during the second quarter of fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates.  For fiscal year 2014, the Company estimates that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the fiscal year ended April 30, 2014.  The Company's TRS is the tenant in the Company's Legends at Heritage Place senior housing facility.
IRET conducts its business activity as an Umbrella Partnership Real Estate Investment Trust ("UPREIT") through its Operating Partnership. UPREIT status allows IRET to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.
Distributions for the calendar year ended December 31, 2013 were characterized, for federal income tax purposes, as 28.41% ordinary income, 3.09% capital gain and 68.50% return of capital. Distributions for the calendar year ended December 31, 2012 were characterized, for federal income tax purposes, as 23.17% ordinary income, 2.41% capital gain and 74.42% return of capital.
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
INVOLUNTARY CONVERSION OF ASSETS
In June 2011, both the Company's Minot Arrowhead retail property and Chateau Apartments property, which at that time consisted of two 32-unit buildings, were extensively damaged by a flood. In February 2012, one of the buildings of the Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire (the "2012 Fire"). Final settlement of the flood insurance claim was reached in fiscal year 2013 with total proceeds received of $8.5 million for flood clean-up costs and redevelopment.  Final settlement of the 2012 Fire insurance claim was reached in fiscal year 2014 with total proceeds received of $5.1 million for redevelopment. Insurance proceeds for these events exceeded the basis in the assets requiring replacement, resulting in recognition of the following gains from involuntary conversion in fiscal years 2014, 2013 and 2012:
	(in thousands)
Year Ended April 30,	2014	2013	2012
Gain on involuntary conversion
Flood	$0	$2,821	$274
2012 Fire	2,480	2,263	0
Total gain on involuntary conversion	$2,480	$5,084	$274

Final settlement was reached during fiscal year 2013 for business interruption claims from the flood and 2012 Fire with proceeds received during fiscal years 2013 and 2012 of approximately $409,000 and $666,000, respectively. Reimbursement for business interruption is included within real estate rentals in the Consolidated Statements of Operations.
In December 2013, 15-unit and 57-unit buildings at the Chateau Apartments property were destroyed by fire (the "2013 Fire"). Both buildings were under construction and were unoccupied. The 15-unit building had been anticipated to open in February 2014, and the 57-unit building was anticipated to open in the summer of 2014. A third, occupied 32-unit building on the west side of the complex did not suffer any fire damage. The financial effect in fiscal year 2014 of the 2013 Fire is reflected in our financial statements through a write-down of assets on the Condensed Consolidated Balance Sheets, totaling $7.1 million, with an offsetting insurance receivable recorded within accounts receivable. The Company is named as an insured party under the construction contractor's insurance policy, which the Company expects to cover its costs to rebuild the 15-unit and 57-unit buildings. The Company intends to rebuild both buildings, and currently expects both buildings to be completed in the fourth quarter of fiscal year 2015. The Company received partial proceeds of $1.0 million for the 2013 Fire claim in fiscal year 2014, which reduced the accounts receivable recorded at the time of the fire for expected proceeds.
The insurance coverage for the 2013 Fire does not cover the Company's lost net operating income for the period extending from the dates on which the 15-unit and 57-unit buildings were formerly expected to be in service and occupied (February 2014 and Summer 2014, respectively) to the dates on which those buildings are actually placed in service and occupied. The Company estimates this lost net operating income to total approximately $882,000. The Company does not expect to record any material gain or loss due to involuntary conversion for the 2013 Fire.

NOTE 3 • CREDIT RISK
The Company is potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
IRET has entered into a cash management arrangement with First Western Bank (the "Bank") with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2014 and 2013, these amounts totaled $14.4 million and $29.6 million, respectively.
NOTE 4 • PROPERTY OWNED
Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.6 billion as of April 30, 2014, and 2013.
Construction period interest of approximately $2.9 million, $742,000, and $571,000 has been capitalized for the years ended April 30, 2014, 2013, and 2012, respectively.
The future minimum lease receipts to be received under non-cancellable leases for commercial properties as of April 30, 2014, assuming that no options to renew or buy out the lease are exercised, are as follows:
Year Ended April 30,	(in thousands)
2015	$110,080
2016	101,673
2017	87,405
2018	73,163
2019	60,348
Thereafter	136,292
$568,961
See Real Estate Investments within Note 2 for information about impairment losses recorded during fiscal years 2014 and 2013.
NOTE 5 • IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES
The Company's identified intangible assets and intangible liabilities at April 30, 2014 and 2013 were as follows:
	(in thousands)
	April 30, 2014	April 30, 2013
Identified intangible assets (included in intangible assets):
Gross carrying amount	$56,710	$68,165
Accumulated amortization	(24,071)	(27,708)
Net carrying amount	$32,639	$40,457

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$173	$391
Accumulated amortization	(127)	(296)
Net carrying amount	$46	$95

NOTE 5 • continued
The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(42,000), $(38,000) and $(54,000) for the twelve months ended April 30, 2014, 2013 and 2012, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2015	$22
2016	19
2017	11
2018	(2)
2019	(3)
Amortization of all other identified intangible assets (a component of depreciation/amortization related to real estate investments) was $8.3 million, $5.3 million and $5.3 million for the twelve months ended April 30, 2014, 2013 and 2012, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
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
IRET reflects noncontrolling interests in consolidated real estate entities on the balance sheet for the portion of properties consolidated by IRET that are not wholly owned by IRET. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests – consolidated real estate entities in the Consolidated Statements of Operations. The Company's noncontrolling interests – consolidated real estate entities at April 30, 2014 and 2013 were as follows:
	(in thousands)
	April 30, 2014	April 30, 2013
Mendota Properties LLC	$7,333	$7,236
IRET-1715 YDR, LLC	0	1,003
IRET-Williston Garden Apartments, LLC	2,804	2,597
IRET - Jamestown Medical Building, LLC	1,219	1,396
WRH Holding, LLC	1,206	1,118
IRET-Cypress Court Apartments, LLC	1,127	1,149
IRET - WRH 1, LLC	5,672	5,619
IRET-RED 20, LLC	3,277	0
Noncontrolling interests – consolidated real estate entities	$22,638	$20,118

NOTE 7 • LINE OF CREDIT
As of April 30, 2014, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit had, as of April 30, 2014, lending commitments of $72.0 million.  The facility has a maturity date of December 1, 2016, and is secured by mortgages on 14 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of April 30, 2014 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company; Town & Country Credit Union; Highland Bank and MidCountry Bank. As of April 30, 2014, the Company had advanced $22.5 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $12.5 million. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1.25%, with a floor of 4.75% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2014, 14 properties with a total cost of $124.4 million collateralized this line of credit. As of April 30, 2014, the Company believes it is in compliance with the facility covenants. This credit facility is summarized in the following table:
	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2014	Amount Outstanding as of April 30, 2013	Applicable Interest Rate as of April 30, 2014	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2014

First International Bank & Trust	$72,000	$22,500	$10,000	4.75%	12/1/16	4.86%
NOTE 8 • MORTGAGES PAYABLE
Most of the properties owned by the Company individually serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of April 30, 2014, the management of the Company believes there are no defaults or material compliance issues in regard to any of these mortgages payable. Interest rates on mortgages payable range from 2.40% to 8.25%, and the mortgages have varying maturity dates from June 1, 2014, through July 1, 2036.
Of the mortgages payable, the balance of fixed rate mortgages totaled $977.2 million and $1.0 billion at April 30, 2014 and 2013, respectively, and the balances of variable rate mortgages totaled $20.5 million and $26.2 million as of April 30, 2014, and 2013, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2014, the weighted-average rate of interest on the Company's mortgage debt was 5.37%, compared to 5.55% on April 30, 2013. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2014, is as follows:
Year Ended April 30,	(in thousands)
2015	$80,140
2016	92,888
2017	207,890
2018	91,657
2019	136,884
Thereafter	388,230
Total payments	$997,689

In addition to the individual first mortgage loans comprising the Company's $997.7 million of mortgage indebtedness, the Company's revolving, multi-bank secured line of credit discussed in Note 7 is secured as of April 30, 2014, by mortgages on 14 Company properties. This line of credit is not included in the Company's mortgage indebtedness total. The Company currently has 49 unencumbered properties.

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES
BANKING SERVICES
The Company has an ongoing banking relationship with First International Bank and Trust, Watford City, North Dakota ("First International"). Stephen L. Stenehjem, a member of the Company's Board of Trustees, is the President and Chief Executive Officer of First International, and the bank is owned by Mr. Stenehjem and members of his family. The Company has one mortgage loan outstanding with First International, with an original principal balance of $13.7 million (Williston Garden) bearing interest at 5.5% per annum. In connection with this loan, the Company maintains a compensating balance of $50,000. The Company also has a construction loan with First International for $43.7 million to finance the development of the Renaissance Heights I residential property in Williston, North Dakota. At April 30, 2014, the construction loan had a balance of $17.2 million bearing interest at 5.0% per annum. The Company paid interest on these loans of approximately $717,000 and $290,000, respectively, in fiscal year 2014. The Company has a multi-bank line of credit with a capacity of $72.0 million, of which First International is the lead bank and a participant with a $12.0 million commitment. In fiscal year 2014, the Company paid First International a total of approximately $125,000 in interest on First International's portion of the outstanding balance of this credit line, and paid fees of $40,000. In connection with this multi-bank line of credit, the Company maintains compensating balances with First International totaling $6.0 million, of which $1.5 million is held in a non-interest bearing account, and $4.5 million is held in an account that pays the Company interest on the deposited amount of 0.20% per annum. The Company also maintains a number of checking accounts with First International. In fiscal year 2014, the Company paid less than $500 in total in various bank service and other fees charged on these checking accounts.
In fiscal years 2013 and 2012, the Company paid interest and fees on outstanding mortgage and construction loans of approximately $975,000 and $422,000, respectively. In fiscal years 2013 and 2012, respectively, the Company paid First International $196,000 and $531,000 in interest on First International's portion of the multi-bank line of credit and paid fees of $40,000 and $70,000. In both fiscal years 2013 and 2012, the Company paid under $500 in total in various bank service and other fees charged on checking accounts maintained with First International.
Total payments of interest and fees from the Company to First International Bank were approximately $1.2 million, $1.2 million and $1.1 million in fiscal years 2014, 2013 and 2012, respectively.
LEASE TRANSACTION
In the first quarter of fiscal year 2013, the Company entered into an agreement with First International to construct an approximately 3,700 square-foot building on an outlot of the Company's Arrowhead Shopping Center in Minot, North Dakota, to be leased by First International under a 20-year lease for use as a branch bank location. The project was completed in fiscal year 2013 at a cost of $1.3 million. Net rental payments under the lease are estimated to be approximately $2.4 million in total over the 20-year lease term.

NOTE 10 • ACQUISITIONS, DEVELOPMENT PROJECTS PLACED IN SERVICE AND DISPOSITIONS
PROPERTY ACQUISITIONS
IRET Properties added approximately $43.6 million of real estate properties to its portfolio through property acquisitions during fiscal year 2014, compared to $108.2 million in fiscal year 2013. The Company expensed approximately $176,000 and $434,000 of transaction costs related to the acquisitions in fiscal years 2014 and 2013, respectively. The fiscal year 2014 and 2013 acquisitions are detailed below.
Fiscal 2014 (May 1, 2013 to April 30, 2014)

		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$6,200	$2,920	$3,280	$0	$287	$5,551	$362
96 unit - Southpoint - Grand Forks, ND	2013-09-05	10,600	10,400	200	0	576	9,893	131
24 unit - Pinecone Villas - Sartell, MN	2013-10-31	2,800	2,800	0	0	584	2,191	25
		19,600	16,120	3,480	0	1,447	17,635	518

Commercial Healthcare
98,174 sq ft Legends at Heritage Place - Sartell, MN	2013-10-31	11,863	11,863	0	0	970	10,511	382
39,500 sq ft Spring Creek Fruitland - Fruitland, ID	2014-02-05	7,050	7,050	0	0	550	6,500	0
		18,913	18,913	0	0	1,520	17,011	382

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	179	0	0	179	0	0
Jamestown Unimproved - Jamestown, ND	2013-08-09	700	700	0	0	700	0	0
Red 20 - Minneapolis, MN(3)	2013-08-20	1,900	0	0	1,900	1,900	0	0
Legends at Heritage Place - Sartell, MN	2013-10-31	537	537	0	0	537	0	0
Spring Creek Fruitland - Fruitland, ID	2014-01-21	335	335	0	0	335	0	0
Isanti Unimproved - Isanti, MN	2014-02-04	50	50	0	0	50	0	0
Rapid City Unimproved - Rapid City, SD	2014-03-25	1,366	1,366	0	0	1,366	0	0
		5,067	3,167	0	1,900	5,067	0	0

Total Property Acquisitions		$43,580	$38,200	$3,480	$1,900	$8,034	$34,646	$900
(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Consists of value of land contributed by the joint venture partner.
(3)	Land is owned by a joint venture in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET's financial statements.

NOTE 10 • continued
Fiscal 2013 (May 1, 2012 to April 30, 2013)
		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
308 unit - Villa West - Topeka, KS	2012-05-08	$17,650	$5,150	$0	$12,500	$1,590	$15,760	$300
232 unit - Colony - Lincoln, NE	2012-06-04	17,500	14,368	3,132	0	1,515	15,731	254
208 unit - Lakeside Village - Lincoln, NE	2012-06-04	17,250	13,954	3,296	0	1,215	15,837	198
58 unit - Ponds at Heritage Place - Sartell, MN	2012-10-10	5,020	3,332	1,688	0	395	4,564	61
336 unit - Whispering Ridge - Omaha, NE	2013-04-24	28,314	25,798	2,516	0	2,139	25,424	751
		85,734	62,602	10,632	12,500	6,854	77,316	1,564

Unimproved Land
University Commons - Williston, ND	2012-08-01	823	823	0	0	823	0	0
Cypress Court - St. Cloud, MN(3)	2012-08-10	447	447	0	0	447	0	0
Cypress Court Apartment Development - St. Cloud, MN(3)	2012-08-10	1,136	0	0	1,136	1,136	0	0
Badger Hills - Rochester, MN(4)	2012-12-14	1,050	1,050	0	0	1,050	0	0
Grand Forks - Grand Forks, ND	2012-12-31	4,278	2,278	2,000	0	4,278	0	0
Minot (Southgate Lot 4) - Minot, ND	2013-01-11	1,882	1,882	0	0	1,882	0	0
Commons at Southgate - Minot, ND(5)	2013-01-22	3,691	0	0	3,691	3,691	0	0
Landing at Southgate - Minot, ND(5)	2013-01-22	2,262	0	0	2,262	2,262	0	0
Grand Forks 2150 - Grand Forks, ND	2013-03-25	1,600	1,600	0	0	1,600	0	0
Bismarck 4916 - Bismarck, ND	2013-04-12	3,250	3,250	0	0	3,250	0	0
Arcata - Golden Valley, MN	2013-04-30	2,088	2,088	0	0	2,088	0	0
		22,507	13,418	2,000	7,089	22,507	0	0

Total Property Acquisitions		$108,241	$76,020	$12,632	$19,589	$29,361	$77,316	$1,564
(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)
Consists of assumed debt (Villa West - $12.5 million) and value of land contributed by the joint venture partner (Cypress Court - $1.1 million, Commons at Southgate - $3.7 million, Landing at Southgate - $2.3 million).

(3)	Land is owned by a joint venture in which the Company has an approximately 86.1% interest. The joint venture is consolidated in IRET's financial statements.
(4)	Acquisition of unimproved land consisted of two parcels acquired separately on December 14 and December 20, 2012, respectively.
(5)	Land is owned by a joint venture entity in which the Company has an approximately 51% interest. The joint venture is consolidated in IRET's financial statements.

NOTE 10 • continued
Acquisitions in fiscal years 2014 and 2013 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our fiscal year 2014 and 2013 acquisitions (excluding development projects placed in service) are detailed below.
	(in thousands)
	April 30, 2014	April 30, 2013
Total revenue	$1,897	$6,497
Net income	$(82)	$(66)
DEVELOPMENT PROJECTS PLACED IN SERVICE
IRET Properties placed approximately $53.5 million of development projects in service during fiscal year 2014, compared to $47.9 million in fiscal year 2013. The fiscal year 2014 and 2013 development projects placed in service are detailed below.
Fiscal 2014 (May 1, 2013 to April 30, 2014)
		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
108 unit - Landing at Southgate - Minot, ND(2)	2013-09-04	$2,262	$12,864	$15,126
132 unit - Cypress Court - St. Cloud, MN(3)	2013-11-01	1,136	12,428	13,564
146 unit - River Ridge - Bismarck, ND(4)	2013-12-02	589	24,268	24,857

Total Development Projects Placed in Service		$3,987	$49,560	$53,547
(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 15 for additional information on the Renaissance Heights I project, which was partially placed in service during the three months ended April 30, 2014.
(2)
Development property placed in service September 4, 2013. Costs paid in fiscal year 2013 totaled $6.3 million. Additional costs paid in fiscal year 2014 totaled $8.8 million, for a total project cost at April 20, 2014 of $15.1 million. The project is owned by a joint venture entity in which the Company has an approximately 51% interest.

(3)	Development property placed in service November 1, 2013. Costs paid in fiscal year 2013 totaled $5.8 million. Additional costs paid in fiscal year 2014 totaled $7.8 million, for a total project cost at April 30, 2014 of $13.6 million. The project is owned by a joint venture entity in which the Company has an approximately 86.1% interest.
(4)	Development property placed in service December 2, 2013. Costs paid in fiscal year 2013 totaled $10.1 million, including the land acquired in fiscal year 2009. Additional costs paid in fiscal year 2014 totaled $14.8 million, for a total project cost at April 30, 2014 of $24.9 million.

NOTE 10 • continued
Fiscal 2013 (May 1, 2012 to April 30, 2013)
		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
159 unit - Quarry Ridge II - Rochester, MN(1)	2012-06-29	$942	$16,636	$17,578
73 unit - Williston Garden Buildings 3 and 4 - Williston, ND(2)	2012-07-31	700	8,734	9,434
20 unit - First Avenue - Minot, ND(3)	2013-04-15	0	2,677	2,677
		1,642	28,047	29,689
Commercial Healthcare
26,662 sq ft Spring Wind Expansion - Laramie, WY(4)	2012-11-16	0	3,485	3,485
45,222 sq ft Jamestown Medical Office Building - Jamestown, ND(5)	2013-01-01	0	7,605	7,605
		0	11,090	11,090

Commercial Industrial
27,698 sq ft Minot IPS - Minot, ND(6)	2012-12-17	416	5,484	5,900

Commercial Retail
3,702 sq ft Arrowhead First International Bank - Minot, ND(7)	2013-03-19	75	1,165	1,240

Total Development Projects Placed in Service		$2,133	$45,786	$47,919

(1)
Development property placed in service June 29, 2012. Costs paid in fiscal years 2011 and 2012 totaled $13.0 million, including land acquired in fiscal year 2007. Additional costs paid in fiscal year 2013 totaled $4.6 million, for a total project cost at April 30, 2013 of $17.6 million.

(2)
Development property placed in service July 31, 2012. Buildings 1 and 2 were placed in service in fiscal year 2012. Costs paid in fiscal year 2012 for Buildings 3 and 4 totaled $2.4 million. Additional costs paid in fiscal year 2013 totaled $7.0 million, for a total project cost at April 30, 2013 of $9.4 million. The project is owned by a joint venture entity in which the Company has an approximately 60% interest.

(3)
Redevelopment property placed in service April 15, 2013. Costs paid in fiscal years 2011 and 2012 totaled approximately $321,000. Additional costs paid in fiscal year 2013 totaled $2.4 million, for a total project cost at April 30, 2013 of $2.7 million.

(4)
Expansion project placed in service November 16, 2012. Costs paid in fiscal year 2012 totaled $1.8 million. Additional costs paid in fiscal year 2013 totaled $1.7 million, for a total project cost at April 30, 2013 of $3.5 million.

(5)
Development property placed in service January 1, 2013. Costs paid in fiscal year 2012 totaled $1.0 million. Additional costs paid in fiscal year 2013 totaled $6.6 million, for a total project cost at April 30, 2013 of $7.6 million. The project is owned by a joint venture entity in which the Company has an approximately 51% interest.

(6)
Development property placed in service December 17, 2012. Costs paid in fiscal year 2012 totaled $1.8 million. Additional costs paid in fiscal year 2013 totaled $4.1 million, for a total project cost at April 30, 2013 of $5.9 million.

(7)
Development property placed in service March 19, 2013. Costs paid in fiscal year 2012 totaled approximately 75,000. Additional costs paid in fiscal year 2013 totaled $1.2 million, for a total project cost at April 30, 2013 of $1.2 million.

NOTE 10 • continued
PROPERTY DISPOSITIONS
During fiscal year 2014, the Company disposed of two multi-family residential properties, three commercial office properties, twelve commercial industrial properties, and three commercial retail properties for an aggregate sales price of $80.9 million, compared to dispositions totaling $26.3 million in fiscal year 2013. The fiscal year 2014 and 2013 dispositions are detailed below.
Fiscal 2014 (May 1, 2013 to April 30, 2014)
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

NOTE 10 • continued
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
Segment information in this report is presented based on net operating income ("NOI"), which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT's operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance. The following tables present real estate revenues and net operating income for the fiscal years ended April 30, 2014, 2013 and 2012 from our five reportable segments, and reconcile net operating income of reportable segments to net income as reported in the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2014	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$102,059	$77,440	$65,258	$6,894	$13,831	$265,482
Real estate expenses	46,138	38,190	17,127	2,043	4,989	108,487
Gain on involuntary conversion	2,480	0	0	0	0	2,480
Net operating income	$58,401	$39,250	$48,131	$4,851	$8,842	159,475
Depreciation/amortization						(70,918)
Administrative, advisory and trustee fees						(10,743)
Other expenses						(2,132)
Impairment of real estate investments						(42,566)
Interest expense						(59,142)
Interest and other income						2,687
Loss before loss on sale of real estate and other investments and income from discontinued operations						(23,339)
Loss on sale of real estate and other investments						(51)
Loss from continuing operations						(23,390)
Income from discontinued operations						6,450
Net loss						$(16,940)

	(in thousands)
Year Ended April 30, 2013	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$89,923	$75,962	$61,975	$6,700	$13,498	$248,058
Real estate expenses	38,223	37,267	16,779	1,871	4,919	99,059
Gain on involuntary conversion	3,852	0	0	0	1,232	5,084
Net operating income	$55,552	$38,695	$45,196	$4,829	$9,811	154,083
Depreciation/amortization						(62,333)
Administrative, advisory and trustee fees						(8,494)
Other expenses						(2,173)
Impairment of real estate investments						0
Interest expense						(61,154)
Interest and other income						748
Income from continuing operations						20,677
Income from discontinued operations						9,295
Net income						$29,972

NOTE 11 • continued
	(in thousands)
Year Ended April 30, 2012	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	Total

Real estate revenue	$71,728	$73,493	$64,511	$6,613	$12,326	$228,671
Real estate expenses	33,386	34,126	20,650	1,142	4,046	93,350
Gain on involuntary conversion	0	0	0	0	274	274
Net operating income	$38,342	$39,367	$43,861	$5,471	$8,554	135,595
Depreciation/amortization						(56,650)
Administrative, advisory and trustee fees						(7,381)
Other expenses						(1,898)
Interest expense						(61,801)
Interest and other income						779
Income from continuing operations						8,644
Income from discontinued operations						1,062
Net income						$9,706
Total property owned as of April 30, 2012	$410,949	$494,881	$421,524	$98,309	$92,856	$1,518,519

Segment Assets and Accumulated Depreciation
	(in thousands)
As of April 30, 2014	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$753,731	$544,628	$525,028	$55,375	$117,269	$1,996,031
Less accumulated depreciation	(158,100)	(121,892)	(105,843)	(10,198)	(28,255)	(424,288)
Total property owned	$595,631	$422,736	$419,185	$45,177	$89,014	$1,571,743
Real estate held for sale						2,951
Cash and cash equivalents						47,267
Other investments						329
Receivables and other assets						119,458
Development in progress						104,609
Unimproved land						22,864
Total Assets						$1,869,221

	(in thousands)
As of April 30, 2013	Multi-Family Residential	Commercial Office	Commercial Healthcare	Commercial Industrial	Commercial Retail	Total

Segment assets
Property owned	$659,696	$613,775	$501,191	$125,772	$132,536	$2,032,970
Less accumulated depreciation	(140,354)	(138,270)	(90,891)	(23,688)	(27,218)	(420,421)
Total property owned	$519,342	$475,505	$410,300	$102,084	$105,318	$1,612,549
Cash and cash equivalents						94,133
Other investments						639
Receivables and other assets						113,948
Development in progress						46,782
Unimproved land						21,503
Total Assets						$1,889,554

NOTE 12 • DISCONTINUED OPERATIONS
Prior to February 1,  2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. See Note 2 for additional information.
During the first three quarters of fiscal year 2014, the Company disposed of two multi-family residential properties, three commercial office properties, twelve commercial industrial properties and three commercial retail properties that were classified as discontinued operations. During the quarter ended April 30, 2014, the Company applied ASU No. 2014-08 to one property that was classified as held for sale and did not record any discontinued operations. During fiscal year 2013, the Company disposed of three multi-family residential properties, one retail property, one healthcare property and four condominium units that were classified as discontinued operations. Eight condominium units and a retail property were classified as held for sale and also classified as discontinued operations at April 30, 2012. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2014, 2013 and 2012.
	(in thousands)
	2014	2013	2012
REVENUE
Real estate rentals	$3,173	$10,068	$10,702
Tenant reimbursement	1,302	3,099	2,619
TOTAL REVENUE	4,475	13,167	13,321
EXPENSES
Depreciation/amortization related to real estate investments	920	3,169	3,418
Utilities	164	447	561
Maintenance	299	1,029	1,070
Real estate taxes	951	2,276	2,428
Insurance	97	218	211
Property management expenses	222	520	759
Other property expenses	0	16	4
Other expenses	0	0	67
Amortization related to non-real estate investments	90	247	256
Impairment of real estate investments	1,860	305	428
TOTAL EXPENSES	4,603	8,227	9,202
Operating (loss) income	(128)	4,940	4,119
Interest expense	(421)	(2,532)	(3,429)
Other income	0	2	23
Income (loss) from discontinued operations before gain on sale	(549)	2,410	713
Gain on sale of discontinued operations	6,999	6,885	349
INCOME FROM DISCONTINUED OPERATIONS	$6,450	$9,295	$1,062
Segment Data
Multi-Family Residential	$(99)	$3,712	$100
Commercial Office	(1,794)	314	52
Commercial Healthcare	0	3,416	(465)
Commercial Industrial	8,923	2,118	1,127
Commercial Retail	(580)	(265)	248
Total	$6,450	$9,295	$1,062

	(in thousands)
	2014	2013	2012
Property Sale Data
Sales price	$80,883	$26,273	$3,237
Net book value and sales costs	(73,884)	(19,388)	(2,888)
Gain on sale of discontinued operations	$6,999	$6,885	$349

	(in thousands)
	2014	2013
Asset and Liability Data
Total assets	$0	$72,631
Total liabilities	0	(1,335)

NOTE 13 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2014, 2013 and 2012:
	For Years Ended April 30,
	(in thousands, except per share data)
	2014	2013	2012
NUMERATOR
(Loss) income from continuing operations – Investors Real Estate Trust	$(18,508)	$17,929	$7,357
Income from discontinued operations – Investors Real Estate Trust	5,334	7,601	855
Net (loss) income attributable to Investors Real Estate Trust	(13,174)	25,530	8,212
Dividends to preferred shareholders	(11,514)	(9,229)	(2,372)
Numerator for basic earnings per share – net (loss) income available to common shareholders	(24,688)	16,301	5,840
Noncontrolling interests – Operating Partnership	(4,676)	3,633	1,359
Numerator for diluted earnings per share	$(29,364)	$19,934	$7,199
DENOMINATOR
Denominator for basic earnings per share weighted average shares	105,331	93,344	83,557
Effect of convertible operating partnership units	21,697	21,191	19,875
Denominator for diluted earnings per share	127,028	114,535	103,432
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(.28)	$.09	$.06
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.05	.08	.01
NET (LOSS) INCOME PER COMMON SHARE – BASIC & DILUTED	$(.23)	$.17	$.07

NOTE 14 • RETIREMENT PLANS
IRET sponsors a defined contribution 401(k) retirement plan.  There are three types of contributions to the plan: 401(k) Safe Harbor employer matching contributions; employer discretionary non-elective profit sharing contributions; and employee deferrals or contributions. Participation in IRET's defined contribution 401(k) plan is available to employees over the age of 21 who have completed six months of service and who work at least 1,000 hours per calendar year.  Employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS. Employer contributions to the plan are at the discretion of the Company's management. Employees are eligible to receive employer discretionary profit sharing contributions if they are over the age of 21, have completed 1,000 hours of service within the plan year, and are employed on the last day of the plan year. IRET currently expects to make profit sharing contributions of not more than 3.5% of the eligible wages of each participating employee, and currently matches, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 4.0% of the eligible wages of each participating employee, for a total expected contribution of not more than 7.5% of the eligible wages of each participating employee. Profit sharing contributions are subject to a vesting schedule; 401k matching contributions by IRET are fully vested when made. IRET's contributions to these plans on behalf of employees totaled approximately $1.1 million, $912,000 and $871,000 in fiscal years 2014, 2013 and 2012, respectively.

NOTE 15 • COMMITMENTS AND CONTINGENCIES
Ground Leases. As of April 30, 2014, the Company is a tenant under operating ground or air rights leases on twelve of its properties. The Company pays a total of approximately $500,000 per year in rent under these ground leases, which have remaining terms ranging from 1.5 to 87 years, and expiration dates ranging from October 2015 to October 2100. The Company has renewal options for six of the twelve ground leases, and rights of first offer or first refusal for the remainder.
The expected timing of ground and air rights lease payments as of April 30, 2014 is as follows:
(in thousands)
Year Ended April 30,	Lease Payments
2015	$506
2016	478
2017	449
2018	449
2019	449
Thereafter	21,213
Total	$23,544

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
Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of April 30, 2014, the Company is committed to fund $9.7 million in tenant improvements, within approximately the next 12 months.
Purchase Options.  We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements with the tenant. In general, these options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2014, 15 of our properties were subject to purchase options, and the total investment cost, plus improvements, of all such properties was $120.5 million with total gross rental revenues in fiscal year 2014 of $9.8 million.

NOTE 15 • continued
Restrictions on Taxable Dispositions.  Approximately 110 of the Company's properties, consisting of approximately 5.5 million square feet of our combined commercial segment's properties and 4,953 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $814.5 million at April 30, 2014. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent us from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and its other properties for investment purposes, rather than for sale. Historically, however, where the Company has deemed it to be in its shareholders' best interests to dispose of restricted properties, the Company has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of April 30, 2014 and 2013, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $185.7 million and $209.7 million, respectively.
Joint Venture Buy/Sell Options.  Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but these agreements do not generally require that the Company buy its partners' interests. During the third quarter of fiscal year 2012, IRET acquired its joint venture partner's interest in the joint venture entity owner of the Company's Golden Hills office property in Golden Valley, Minnesota, at that time the Company's only joint venture which allowed IRET's unaffiliated partner, at its election, to require that IRET buy its interest at a purchase price to be determined in accordance with the terms of the agreement. The Company currently has one joint venture, the Company's Southgate apartment project in Minot, North Dakota, in which the Company's joint venture partner can, for a four-year period beginning twelve months after the last certificate of occupancy is received for the project, compel the Company to acquire the partner's interest, for a price to be determined in accordance with the provisions of the joint venture agreement.
Development, Expansion and Renovation Projects.  The Company has various contracts outstanding with third parties in connection with development, expansion and renovation projects that are underway or recently completed, the costs for which have been capitalized. As of April 30, 2014, contractual commitments for these projects are as follows:

NOTE 15 • continued
			(in thousands)
Project Name and Location	Planned Segment	Square Feet or Number of Units	Anticipated Total Cost	Costs as of April 30, 2014(1)	Loans Closed or Committed	Anticipated Construction Completion
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	$10,736	$9,013	$0	FY2015 Q1
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	37,201	28,065	24,480	FY2015 Q2
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	66 units	7,028	1,580	4,200	FY2015 Q3
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	33,448	13,018	24,250	FY2015 Q3
Red 20 - Minneapolis, MN(4)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	29,462	13,980	21,726	FY2015 Q3
Renaissance Heights I - Williston, ND(5)	Multi-Family Residential	288 units	62,362	39,017	43,672	FY2015 Q4
Chateau II - Minot, ND(6)	Multi-Family Residential	72 units	14,711	2,098	0	FY2015 Q4
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	40,042	6,829	24,500	FY2016 Q1
Other	n/a	n/a	n/a	2,496	n/a	n/a
			$234,990	$116,096	$142,828

(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights I - $11.5 million).
(2)	The Company is an approximately 51% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)	The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(5)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(6)
On December 5, 2013, this development project was destroyed by fire. As of April 30, 2014, $6.1 million of expected insurance proceeds were included in accounts receivable on the Company's consolidated balance sheet. See Note 2 for additional information.

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
Level 1:  Quoted prices in active markets for identical assets
Level 2:  Significant other observable inputs
Level 3:  Significant unobservable inputs
There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during fiscal years 2014 and 2013. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at April 30, 2014 and 2013.

NOTE 16 • continued
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2014 consisted of real estate investments and real estate held for sale that were written-down to estimated fair value during fiscal year 2014. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2013 consisted of real estate investments that were written-down to estimated fair value during fiscal year 2013. See Note 2 for additional information on impairment losses recognized during fiscal years 2014 and 2013. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:
	(in thousands)
	April 30, 2014
	Total	Level 1	Level 2	Level 3
Real estate investments	$89,537	$0	$0	$89,537
Real estate held for sale	2,951	0	0	2,951

	(in thousands)
	April 30, 2013
	Total	Level 1	Level 2	Level 3
Real estate held for sale	$335	$0	$0	$335

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
The estimated fair values of the Company's financial instruments as of April 30, 2014 and 2013 are as follows:
	(in thousands)
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	47,267	47,267	94,133	94,133
Other investments	329	329	639	639
FINANCIAL LIABILITIES
Other debt	63,132	63,250	18,076	18,156
Lines of credit	22,500	22,500	10,000	10,000
Mortgages payable	997,689	1,130,262	1,049,206	1,160,190

NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND EQUITY
Distribution Reinvestment and Share Purchase Plan.  During fiscal years 2014 and 2013, IRET issued 6.6 million and 5.3 million common shares, respectively, pursuant to its distribution reinvestment and share purchase plan, at a total value at issuance of $55.8 million and $43.1 million, respectively. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2014 consisted of 1.8 million shares valued at issuance at $14.6 million that were issued for reinvested distributions, and approximately 4.8 million shares valued at $41.2 million at issuance that were issued in exchange for voluntary cash contributions under the plan. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2013 consisted of 1.5 million shares valued at issuance at $12.4 million that were issued for reinvested distributions and approximately 3.8 million shares valued at $30.7 million at issuance that were sold for voluntary cash contributions. IRET's distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to have all or a portion of their distributions used to purchase additional IRET common shares, and may elect to make voluntary cash contributions for the purchase of IRET common shares, at a discount (currently 3%) from the market price.
Exchange of Units for Common Shares.  During fiscal years 2014 and 2013, respectively, approximately 903,000 and 317,000 Units were exchanged for common shares pursuant to the Agreement of Limited Partnership of the Operating Partnership, with a total value of $4.4 million and $1.6 million included in equity.
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
On August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest ("Series B preferred shares") at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company's option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115 million liquidation preference in the aggregate).  The Company contributed the net proceeds from the sale to the Operating Partnership for general business purposes, including the acquisition and development of income-producing real estate properties and debt repayment, in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares. On August 7, 2012, the Operating Partnership used a portion of the proceeds of the offering of Series B preferred shares to repay $34.5 million in borrowings under its multi-bank line of credit, reducing outstanding borrowings under the line of credit from $44.5 million to $10.0 million. The Series B preferred shares were registered under a shelf registration statement declared effective on July 12, 2012. This shelf registration statement was terminated in June 2013 upon the filing of the Company's currently-effective shelf registration statement on Form S-3ASR, which shelf registration statement expires June 27, 2016.
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

NOTE 17 • continued
During fiscal year 2013, IRET issued 300,000 common shares at a weighted average price per share of $7.24 under its ATM equity program with BMO Capital Markets Corp. as sales agent, for net proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million, used for general corporate purposes including the acquisition and development of investment properties. On April 1, 2013 the Company terminated this ATM equity program. During the second quarter of fiscal year 2014, the Company and its Operating Partnership entered into an ATM sales agreement with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which the Company may from time to time sell the Company's common shares of beneficial interest having an aggregate offering price of up to $75 million. The shares would be issued pursuant to the Company's currently-effective shelf registration statement on Form S-3ASR. The Company issued no common shares under this program during fiscal year 2014.
NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)
	(in thousands, except per share data)
QUARTER ENDED	July 31, 2013	October 31, 2013	January 31, 2014	April 30, 2014
Revenues	$65,098	$65,772	$67,629	$66,983
Net income (loss) attributable to Investors Real Estate Trust	$3,078	$8,787	$3,503	$(28,542)
Net income (loss) available to common shareholders	$199	$5,909	$624	$(31,420)
Net income (loss) per common share - basic & diluted	$.00	$.06	$.00	$(.29)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2013
Revenues	$58,930	$61,864	$63,080	$64,184
Net income attributable to Investors Real Estate Trust	$1,679	$8,512	$5,324	$10,015
Net income (loss) available to common shareholders	$1,086	$5,634	$2,445	$7,136
Net income (loss) per common share - basic & diluted	$.01	$.06	$.03	$.07
The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.
NOTE 19 • REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company's unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Consolidated Balance Sheets. During fiscal year 2014 the Company identified an error pertaining to the reporting for a noncontrolling interest in a consolidated real estate joint venture formed in the fourth quarter of fiscal year 2013 for which the holder of such interest has the right to require the Company to acquire the interest at fair value twelve months after the final certificate of occupancy is obtained for the joint venture's development project. This error resulted in an overstatement of equity and offsetting understatement of the line entitled "redeemable noncontrolling interests – consolidated real estate entities" in the mezzanine section of the Company's consolidated balance sheet of $5.9 million as of April 30, 2013. The Company revised its previously issued consolidated balance sheet and statement of equity to correct the effect of this error.  See Note 2 for additional information.

NOTE 19 • continued
As of April 30, 2014 and 2013, the estimated redemption value of the redeemable noncontrolling interests was $6.2 million and $5.9 million, respectively. The redeemable noncontrolling interest recorded in fiscal years 2014 and 2013 is the noncontrolling interest in the joint venture entity that owns the Company's Southgate apartments project in Minot, North Dakota. The redeemable noncontrolling interest on the Company's Consolidated Balance Sheets in fiscal year 2012 was the noncontrolling interest in the joint venture owner of the Company's Golden Hills office property in Golden Valley, Minnesota, which interest the Company acquired from its joint venture partner in the third quarter of fiscal year 2012. Below is a table reflecting the activity of the redeemable noncontrolling interests.
	(in thousands)
	2014	2013	2012
Balance at beginning of fiscal year	$5,937	$0	$987
Contributions	0	5,932	0
Net income	266	5	12
Net distributions	0	0	(27)
Fair value adjustments	0	0	35
Acquisition of joint venture partner's interest	0	0	(1,007)
Balance at close of fiscal year	$6,203	$5,937	$0

On November 27, 2012 the Company entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC. The Company estimates total costs for the project at $52.2 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The first phase of the project, Landing at Southgate, was substantially completed in the second quarter of fiscal year 2014.  See Developments Placed in Service in Note 10 for additional information on Landing at Southgate.  The second phase of the project, Commons at Southgate, is expected to be completed in the second quarter of fiscal year 2015.  See Development, Expansion and Renovation Projects in Note 15 for additional information on Commons at Southgate. IRET is the approximately 51% owner of the joint venture and will have management and leasing responsibilities when the project is completed. The real estate development company owns approximately 49% of the joint venture and is responsible for the development and construction of the property. The Company has determined that the joint venture is a variable interest entity ("VIE"), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing 51% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity's economic performance.
NOTE 20 • STOCK BASED COMPENSATION
The Company maintains a long-term incentive plan that allows for stock-based awards to officer and non-officer employees of the Company. Stock based awards are provided to officers, non-officer employees and trustees, under the Company's 2008 Incentive Award Plan approved by shareholders on September 16, 2008, which allows for awards in the form of cash and awards of unrestricted and restricted common shares, up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Through April 30, 2014, awards under the 2008 Incentive Award Plan consisted of cash awards and grants of unrestricted common shares.
In fiscal year 2012, the Company's Compensation Committee conducted an extensive review of the Company's executive compensation philosophy, resulting in a new long-term incentive ("LTIP") plan, which was approved by the Compensation Committee and the Company's independent trustees on June 1, 2012, effective as of May 1, 2012.
Under the LTIP, executives are provided the opportunity to earn awards, payable 50% in unrestricted shares and 50% in restricted shares, based on achieving one or more performance objectives within a one-year performance period (with the performance period for fiscal year 2014 commencing on May 1, 2013 and concluding on April 30, 2014). LTIP performance is evaluated based on the following objective performance goal: Three-Year Average Annual Total Shareholder Return ("TSR"), which means the average of the Annual Total Shareholder Return for the Company's common shares in each of the three consecutive fiscal years ending with and including the performance period. TSR is considered a market condition. "Annual Total Shareholder Return," and "Three-Year Average Annual Total Shareholder Return," have the meanings set forth in the LTIP. The unrestricted shares vest immediately at the end of the one-year performance period, and the restricted shares vest on the one year anniversary of the award date based on service during that year.

NOTE 20 • continued
With respect to the performance period of the LTIP subject to market conditions, we recognize compensation expense ratably (over one year for the 50% unrestricted shares and over two years for the 50% restricted shares) based on the service inception date fair value, as determined using a Monte Carlo simulation. We use a binomial model which employs the Monte Carlo method as of the service inception date to determine the fair value of the LTIP award subject to market conditions referenced above. The market condition performance measurement is the three-year average annual total shareholder return. The model evaluates the awards for changing total shareholder return over the term of the vesting, and uses random simulations that are based on past IRET stock characteristics. We based the expected volatility upon the historical volatility of our daily closing share price. The officers' total award opportunity under the LTIP stated as a percentage of base salary ranges from 50% to 100% at target level. The calculated grant date fair value as a percentage of base salary for the officers ranged from 47% to 94% for LTIP subject to market conditions as of the grant date of April 30, 2014. The grant date is the end of the performance period, when the executive has risk in the shares that were earned as of that date. The service inception date precedes the grant date because a mutual understanding was achieved between the Company and the executives at the beginning of the performance period.
Subsequent to the end of fiscal year 2014, the Company's Compensation Committee recommended, and the Company's independent trustees approved, awards of unrestricted and restricted shares to the Company's executive officers in accordance with the terms of the LTIP, with the shares awarded to be issued to award recipients in the first quarter of fiscal year 2015.
Trustee Awards
We award share-based compensation to our non-management trustees on an annual basis in the form of unrestricted shares which vest immediately. The value of share-based compensation at grant date for each non-management trustee was $28,976, $15,975, and $7,560 for each of the fiscal years ended April 2014, 2013, and 2012, respectively.
Total Compensation Expense
Total share-based compensation expense recognized in the consolidated financial statements for the three years ended April 30, 2014 for all share-based awards was as follows (in thousands):
	Year Ended April 30,
	2014	2013	2012
Stock-based compensation expense	$1,162	$45	$461

NOTE 21 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions. On June 2, 2014, the Company's Board of Trustees declared the following distributions:
Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	June 16, 2014	July 1, 2014
Preferred shares:
Series A	$0.5156	June 16, 2014	June 30, 2014
Series B	$0.4968	June 16, 2014	June 30, 2014

Completed Acquisitions and Dispositions.  Subsequent to the end of fiscal year 2014, the Company closed on its acquisitions of the following properties. The purchase price accounting is incomplete for the acquisitions that closed subsequent to the end of fiscal year 2014.
·	On May 22, 2014, an approximately 35-acre parcel of vacant land in Bismarck, North Dakota, for a purchase price of $4.3 million, paid in cash;
·
On June 2, 2014, 152-unit and 52-unit multi-family residential properties in Rapid City, South Dakota, for a purchase price totaling $18.3 million, of which approximately $12.2 million consisted of the assumption of existing debt, with the remainder paid in cash; and

·	On June 5, 2014, an approximately 10.5-acre parcel of vacant land in Brooklyn Park, Minnesota, for a purchase price of $2.6 million, paid in cash.
On May 19, 2014, the Company sold the Dewey Hill Business Center, a commercial office property Edina, Minnesota, for a sale price of $3.1 million.
Pending Acquisitions.  Subsequent to the end of fiscal year 2014, the Company signed a purchase agreement to acquire multi-family residential property in Bismarck, North Dakota with 68 units, for a purchase price of $8.5 million to be paid in cash. This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that it will be completed on the terms currently expected or at all.
Pending Dispositions.  The Company has signed an agreement to sell a commercial office property in Golden Valley, Minnesota for a sale price of $4.8 million. This pending disposition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently expected, or at all.
Development Project.  Subsequent to the end of fiscal year 2014, the Company entered into a joint venture to develop approximately 246 apartments and 21,000 square feet of retail space in Edina, Minnesota, for a total project cost estimated at $69.9 million. The project, in which the Company will have an approximately 50.5% interest, will be constructed in three phases, with the planned retail space in the second and third phases. Construction of all phases is currently expected to be completed in June 2016.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential
11th Street 3 Plex - Minot, ND	$87	$11	$53	$17	$19	$62	$81	$(10)	2008	40 years
4th Street 4 Plex - Minot, ND	101	15	74	27	23	93	116	(14)	2008	40 years
Alps Park - Rapid City, SD	4,030	287	5,551	84	289	5,633	5,922	(140)	2013	40 years
Apartments on Main - Minot, ND	666	158	1,123	31	181	1,131	1,312	(198)	1987	24-40 years
Arbors - S Sioux City, NE	3,922	350	6,625	1,610	790	7,795	8,585	(1,807)	2006	40 years
Ashland - Grand Forks, ND	5,615	741	7,569	90	762	7,638	8,400	(460)	2012	40 years
Boulder Court - Eagan, MN	2,990	1,067	5,498	2,853	1,299	8,119	9,418	(2,280)	2003	40 years
Brookfield Village - Topeka, KS	5,303	509	6,698	1,393	674	7,926	8,600	(2,165)	2003	40 years
Brooklyn Heights - Minot, ND	749	145	1,450	834	217	2,212	2,429	(875)	1997	12-40 years
Campus Center - St. Cloud, MN	1,206	395	2,244	208	405	2,442	2,847	(459)	2007	40 years
Campus Heights - St. Cloud, MN	0	110	628	93	124	707	831	(136)	2007	40 years
Campus Knoll - St. Cloud, MN	804	266	1,512	120	279	1,619	1,898	(312)	2007	40 years
Campus Plaza - St. Cloud, MN	0	54	311	69	60	374	434	(72)	2007	40 years
Campus Side - St. Cloud, MN	0	107	615	140	118	744	862	(140)	2007	40 years
Campus View - St. Cloud, MN	0	107	615	120	113	729	842	(136)	2007	40 years
Canyon Lake - Rapid City, SD	2,894	305	3,958	1,579	374	5,468	5,842	(1,548)	2001	40 years
Castlerock - Billings, MT	6,677	736	4,864	1,982	964	6,618	7,582	(2,504)	1998	40 years
Chateau I - Minot, ND	0	61	5,663	561	67	6,218	6,285	(569)	2013	40 years
Cimarron Hills - Omaha, NE	4,806	706	9,588	4,198	1,302	13,190	14,492	(4,307)	2001	40 years
Colonial Villa - Burnsville, MN	5,980	2,401	11,515	6,416	2,827	17,505	20,332	(4,547)	2003	40 years
Colony - Lincoln, NE	13,565	1,515	15,730	389	1,544	16,090	17,634	(829)	2012	40 years
Colton Heights - Minot, ND	421	80	672	414	116	1,050	1,166	(737)	1984	40 years
Cornerstone - St. Cloud, MN	0	54	311	71	57	379	436	(74)	2007	40 years
Cottage West Twin Homes - Sioux Falls, SD	3,646	968	3,762	373	1,005	4,098	5,103	(265)	2011	40 years
Cottonwood - Bismarck, ND	15,803	1,056	17,372	3,146	1,354	20,220	21,574	(6,372)	1997	40 years
Country Meadows - Billings, MT	6,678	491	7,809	1,344	535	9,109	9,644	(3,507)	1995	33-40 years
Crestview - Bismarck, ND	3,917	235	4,290	1,576	495	5,606	6,101	(2,740)	1994	24-40 years
Crown - Rochester, MN	2,629	261	3,289	194	266	3,478	3,744	(368)	2010	40 years
Crown Colony - Topeka, KS	8,220	620	9,956	2,220	857	11,939	12,796	(4,215)	1999	40 years
Cypress Court - St. Cloud, MN	0	1,136	12,428	102	1,136	12,530	13,666	(196)	2012	40 years
Evergreen - Isanti, MN	2,019	380	2,740	84	380	2,824	3,204	(398)	2008	40 years
Evergreen II - Isanti, MN	2,108	691	2,784	23	691	2,807	3,498	(196)	2011	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Fairmont - Minot, ND	$344	$28	$337	$70	$55	$380	$435	$(61)	2008	40 years
First Avenue - Minot, ND	0	0	3,046	5	0	3,051	3,051	(78)	2013	40 years
Forest Park - Grand Forks, ND	7,692	810	5,579	7,031	1,409	12,011	13,420	(4,893)	1993	24-40 years
Gables Townhomes - Sioux Falls, SD	1,476	349	1,921	160	371	2,059	2,430	(133)	2011	40 years
Grand Gateway - St. Cloud, MN	5,465	814	7,086	580	912	7,568	8,480	(490)	2012	40 years
Greenfield - Omaha, NE	3,598	578	4,122	663	778	4,585	5,363	(783)	2007	40 years
Heritage Manor - Rochester, MN	4,051	403	6,968	2,632	578	9,425	10,003	(3,489)	1998	40 years
Indian Hills - Sioux City, IA(2)	0	294	2,921	3,403	386	6,232	6,618	(1,144)	2007	40 years
Kirkwood Manor - Bismarck, ND	3,312	449	2,725	1,579	546	4,207	4,753	(1,655)	1997	12-40 years
Lakeside Village - Lincoln, NE	13,382	1,215	15,837	262	1,235	16,079	17,314	(821)	2012	40 years
Lancaster - St. Cloud, MN	0	289	2,899	1,079	460	3,807	4,267	(1,410)	2000	40 years
Landing at Southgate - Minot, ND	0	2,254	12,872	25	2,254	12,897	15,151	(212)	2013	40 years
Landmark - Grand Forks, ND	1,638	184	1,514	1,023	313	2,408	2,721	(983)	1997	40 years
Legacy - Grand Forks, ND	15,885	1,362	21,727	6,289	2,088	27,290	29,378	(9,395)	1995-2005	24-40 years
Mariposa - Topeka, KS	2,975	399	5,110	487	426	5,570	5,996	(1,341)	2004	40 years
Meadows - Jamestown, ND(2)	0	590	4,519	1,256	653	5,712	6,365	(1,968)	1998	40 years
Monticello Village - Monticello, MN	0	490	3,756	447	621	4,072	4,693	(1,136)	2004	40 years
Northern Valley - Rochester, MN	0	110	610	108	119	709	828	(77)	2010	40 years
North Pointe - Bismarck, ND	3,431	303	3,957	532	339	4,453	4,792	(1,338)	1995-2011	24-40 years
Oakmont Estates - Sioux Falls, SD	2,473	423	4,838	517	558	5,220	5,778	(1,602)	2002	40 years
Oakwood Estates - Sioux Falls, SD	4,025	543	2,784	4,265	775	6,817	7,592	(3,015)	1993	40 years
Olympic Village - Billings, MT	10,770	1,164	10,441	2,861	1,757	12,709	14,466	(4,461)	2000	40 years
Olympik Village - Rochester, MN	4,499	1,034	6,109	1,711	1,168	7,686	8,854	(1,870)	2005	40 years
Oxbow Park - Sioux Falls, SD	3,931	404	3,152	2,658	665	5,549	6,214	(2,625)	1994	24-40 years
Park Meadows - Waite Park, MN	8,616	1,143	9,099	5,423	1,595	14,070	15,665	(5,790)	1997	40 years
Pebble Springs - Bismarck, ND	775	7	748	149	44	860	904	(323)	1999	40 years
Pinehurst - Billings, MT	243	72	687	239	79	919	998	(276)	2002	40 years
Pinecone Villas - Sartell, MN	0	584	2,191	8	584	2,199	2,783	(33)	2013	40 years
Pines - Minot, ND	120	35	215	184	49	385	434	(132)	1997	40 years
Plaza - Minot, ND	5,478	867	12,784	2,335	992	14,994	15,986	(2,029)	2009	40 years
Pointe West - Rapid City, SD	2,679	240	3,538	1,485	364	4,899	5,263	(2,240)	1994	24-40 years
Ponds at Heritage Place - Sartell, MN	3,950	395	4,564	232	395	4,796	5,191	(216)	2012	40 years
Prairie Winds - Sioux Falls, SD	1,438	144	1,816	466	229	2,197	2,426	(1,171)	1993	24-40 years
Quarry Ridge - Rochester, MN	13,603	1,312	13,362	1,129	1,353	14,450	15,803	(2,811)	2006	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Quarry Ridge II - Rochester, MN	$14,158	$942	$16,661	$39	$945	$16,697	$17,642	$(830)	2012	40 years
Regency Park Estates - St. Cloud, MN	6,827	702	10,198	1,244	751	11,393	12,144	(804)	2011	40 years
Renaissance Heights I - Williston, ND	0	616	10,872	25	616	10,897	11,513	(58)	2013	40 years
Ridge Oaks - Sioux City, IA	3,414	178	4,073	2,087	281	6,057	6,338	(2,042)	2001	40 years
Rimrock West - Billings, MT	3,339	330	3,489	1,453	431	4,841	5,272	(1,624)	1999	40 years
River Ridge - Bismarck, ND	0	576	23,434	1,076	1,423	23,663	25,086	(438)	2008	40 years
Rocky Meadows - Billings, MT	5,177	656	5,726	1,085	769	6,698	7,467	(2,942)	1995	40 years
Rum River - Isanti, MN	3,609	843	4,823	146	848	4,964	5,812	(882)	2007	40 years
Sherwood - Topeka, KS	12,340	1,142	14,684	2,870	1,636	17,060	18,696	(6,150)	1999	40 years
Sierra Vista - Sioux Falls, SD	1,421	241	2,097	385	265	2,458	2,723	(198)	2011	40 years
South Pointe - Minot, ND	8,789	550	9,548	2,603	1,316	11,385	12,701	(5,165)	1995	24-40 years
Southpoint - Grand Forks, ND(2)	0	576	9,893	16	576	9,909	10,485	(158)	2013	40 years
Southview - Minot, ND	1,059	185	469	355	237	772	1,009	(344)	1994	40 years
Southwind - Grand Forks, ND	5,615	400	5,034	2,714	726	7,422	8,148	(3,216)	1995	24-40 years
Summit Park - Minot, ND	1,039	161	1,898	1,338	419	2,978	3,397	(1,167)	1997	24-40 years
Sunset Trail - Rochester, MN	8,138	336	12,814	2,490	543	15,097	15,640	(5,011)	1999	40 years
Temple - Minot, ND	78	0	0	229	0	229	229	(50)	2006	40 years
Terrace Heights - Minot, ND	173	29	312	88	40	389	429	(164)	2006	40 years
Thomasbrook - Lincoln, NE	5,987	600	10,306	3,189	1,242	12,853	14,095	(4,366)	1999	40 years
University Park Place - St. Cloud, MN	0	78	450	100	82	546	628	(99)	2007	40 years
Valley Park - Grand Forks, ND	3,886	294	4,137	3,304	1,095	6,640	7,735	(2,375)	1999	40 years
Villa West - Topeka, KS	12,280	1,590	15,760	513	1,674	16,189	17,863	(845)	2012	40 years
Village Green - Rochester, MN	1,145	234	2,296	800	359	2,971	3,330	(828)	2003	40 years
West Stonehill - Waite Park, MN	8,621	939	10,167	4,817	1,473	14,450	15,923	(6,513)	1995	40 years
Westridge - Minot, ND	1,662	68	1,887	165	75	2,045	2,120	(309)	2008	40 years
Westwood Park - Bismarck, ND	1,982	116	1,909	1,706	268	3,463	3,731	(1,315)	1998	40 years
Whispering Ridge - Omaha, NE	22,000	2,139	25,424	396	2,243	25,716	27,959	(806)	2012	40 years
Williston Garden - Williston, ND	12,057	1,400	17,699	33	1,408	17,724	19,132	(1,416)	2012	40 years
Winchester - Rochester, MN	2,802	748	5,622	1,700	1,006	7,064	8,070	(2,071)	2003	40 years
Woodridge - Rochester, MN	6,412	370	6,028	1,925	502	7,821	8,323	(3,337)	1997	40 years
Total Multi-Family Residential	$384,695	$52,345	$578,841	$122,545	$66,722	$687,009	$753,731	$(158,100)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office
1st Avenue Building - Minot, ND	$0	$30	$0	$337	$30	$337	$367	$(33)	1981	33-40 years
2030 Cliff Road - Eagan, MN	938	146	835	90	158	913	1,071	(300)	2001	40 years
610 Business Center IV - Brooklyn Park, MN	6,888	975	5,542	2,886	980	8,423	9,403	(2,060)	2007	40 years
7800 West Brown Deer Road - Milwaukee, WI	10,520	1,455	8,756	2,333	1,475	11,069	12,544	(3,621)	2003	40 years
American Corporate Center - Mendota Heights, MN	8,794	893	16,768	4,062	893	20,830	21,723	(8,339)	2002	40 years
Ameritrade - Omaha, NE	2,440	327	7,957	65	327	8,022	8,349	(3,014)	1999	40 years
Benton Business Park - Sauk Rapids, MN	491	188	1,261	89	188	1,350	1,538	(394)	2003	40 years
Bismarck 715 East Broadway - Bismarck, ND	2,163	389	1,283	1,126	443	2,355	2,798	(373)	2008	40 years
Brenwood - Minnetonka, MN	0	1,642	12,138	3,203	1,650	15,333	16,983	(5,379)	2002	40 years
Brook Valley I - La Vista, NE	1,256	347	1,671	129	347	1,800	2,147	(407)	2005	40 years
Burnsville Bluffs II - Burnsville, MN	1,679	300	2,154	986	374	3,066	3,440	(1,324)	2001	40 years
Corporate Center West - Omaha, NE	17,315	3,880	5,253	0	3,880	5,253	9,133	0	2006	40 years
Crosstown Centre - Eden Prairie, MN	12,707	2,884	14,569	2,563	2,932	17,084	20,016	(4,328)	2004	40 years
Eden Prairie 6101 Blue Circle Drive - Eden Prairie, MN	0	666	4,197	1	666	4,198	4,864	(1,596)	1999	40 years
Farnam Executive Center - Omaha, NE	12,160	2,188	7,912	0	2,188	7,912	10,100	0	2006	40 years
Flagship - Eden Prairie, MN	21,565	1,899	15,518	0	1,899	15,518	17,417	0	2006	40 years
Gateway Corporate Center - Woodbury, MN	8,700	1,637	6,663	0	1,637	6,663	8,300	0	2006	40 years
Golden Hills Office Center - Golden Valley, MN	17,711	3,018	18,544	3,852	3,018	22,396	25,414	(8,049)	2003	40 years
Granite Corporate Center - St. Cloud, MN	5,492	588	7,808	1,368	727	9,037	9,764	(3,199)	2001	40 years
Great Plains - Fargo, ND(2)	0	126	15,240	719	126	15,959	16,085	(5,640)	1997	40 years
Highlands Ranch I - Highlands Ranch, CO	7,992	2,268	8,362	427	2,268	8,789	11,057	(1,829)	2006	40 years
Highlands Ranch II - Highlands Ranch, CO	7,601	1,437	9,549	1,693	1,437	11,242	12,679	(3,011)	2004	40 years
Interlachen Corporate Center - Edina, MN	8,619	1,650	14,983	2,459	1,668	17,424	19,092	(5,684)	2001	40 years
Intertech Building - Fenton, MO	4,301	2,130	3,968	1,268	2,191	5,175	7,366	(970)	2007	40 years
Mendota Office Center I - Mendota Heights, MN	3,787	835	6,169	889	835	7,058	7,893	(2,420)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	5,595	1,121	10,085	1,712	1,121	11,797	12,918	(4,531)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	3,845	970	5,734	881	970	6,615	7,585	(2,129)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	4,571	1,070	7,635	1,287	1,070	8,922	9,992	(2,951)	2002	40 years
Minnesota National Bank - Duluth, MN	707	287	1,454	224	288	1,677	1,965	(413)	2004	40 years
Minot 1400 31st Ave - Minot, ND	0	1,026	6,143	4,404	1,038	10,535	11,573	(1,670)	2010	40 years
Minot 2505 16th Street SW - Minot, ND(2)	0	298	1,724	296	298	2,020	2,318	(214)	2009	40 years
Miracle Hills One - Omaha, NE	8,895	1,974	5,726	0	1,974	5,726	7,700	0	2006	40 years
Northgate I - Maple Grove, MN	4,977	1,062	6,358	990	1,235	7,175	8,410	(1,850)	2004	40 years
Northgate II - Maple Grove, MN	917	359	1,944	284	403	2,184	2,587	(845)	1999	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Office - continued
Northpark Corporate Center - Arden Hills, MN	$11,938	$2,034	$14,584	$2,413	$2,037	$16,994	$19,031	$(3,650)	2006	40 years
Omaha 10802 Farnam Dr - Omaha, NE	5,182	2,462	4,374	392	2,818	4,410	7,228	(397)	2010	40 years
Pacific Hills - Omaha, NE	16,770	4,220	6,280	33	4,220	6,313	10,533	0	2006	40 years
Plaza 16 - Minot, ND	7,271	389	5,444	3,860	598	9,095	9,693	(1,665)	2009	40 years
Plaza VII - Boise, ID	930	300	3,058	471	370	3,459	3,829	(1,122)	2003	40 years
Plymouth 5095 Nathan Lane - Plymouth, MN	1,182	604	1,253	82	636	1,303	1,939	(224)	2007	40 years
Plymouth I - Plymouth, MN	1,115	530	1,133	65	530	1,198	1,728	(307)	2004	40 years
Plymouth II - Plymouth, MN	1,115	367	1,264	40	367	1,304	1,671	(342)	2004	40 years
Plymouth III - Plymouth, MN	1,373	507	1,495	365	507	1,860	2,367	(563)	2004	40 years
Plymouth IV & V - Plymouth, MN	6,717	1,336	12,693	2,085	1,338	14,776	16,114	(5,204)	2001	40 years
Prairie Oak Business Center - Eden Prairie, MN	3,215	531	4,069	2,216	784	6,032	6,816	(2,138)	2003	40 years
Rapid City 900 Concourse Drive - Rapid City, SD	696	285	6,600	1,028	514	7,399	7,913	(2,584)	2000	40 years
Riverport - Maryland Heights, MO	19,690	1,891	6,109	107	1,891	6,216	8,107	0	2006	40 years
Southeast Tech Center - Eagan, MN	1,651	560	5,496	419	569	5,906	6,475	(2,302)	1999	40 years
Spring Valley IV - Omaha, NE	748	178	916	60	186	968	1,154	(235)	2005	40 years
Spring Valley V - Omaha, NE	823	212	1,123	251	240	1,346	1,586	(342)	2005	40 years
Spring Valley X - Omaha, NE	763	180	1,024	79	189	1,094	1,283	(246)	2005	40 years
Spring Valley XI - Omaha, NE	748	143	1,094	36	151	1,122	1,273	(247)	2005	40 years
Superior Office Building - Duluth, MN	1,063	336	2,200	83	336	2,283	2,619	(609)	2004	40 years
TCA Building - Eagan, MN	7,500	627	8,571	709	684	9,223	9,907	(2,406)	2003	40 years
Three Paramount Plaza - Bloomington, MN	0	1,261	6,149	1,972	1,348	8,034	9,382	(2,828)	2002	40 years
Thresher Square - Minneapolis, MN	0	1,094	10,026	1,693	1,104	11,709	12,813	(3,963)	2002	40 years
Timberlands - Leawood, KS	13,155	2,375	9,601	36	2,375	9,637	12,012	0	2006	40 years
UHC Office - International Falls, MN	900	119	2,366	80	119	2,446	2,565	(656)	2004	40 years
US Bank Financial Center - Bloomington, MN	13,104	3,117	13,350	1,586	3,119	14,934	18,053	(3,254)	2005	40 years
Wells Fargo Center - St Cloud, MN	6,002	869	8,373	1,448	869	9,821	10,690	(2,375)	2005	40 years
West River Business Park - Waite Park, MN	491	235	1,195	241	235	1,436	1,671	(371)	2003	40 years
Westgate - Boise, ID	3,989	1,000	10,618	1,933	1,000	12,551	13,551	(4,046)	2003	40 years
Whitewater Plaza - Minnetonka, MN	3,762	530	4,860	1,068	577	5,881	6,458	(1,982)	2002	40 years
Wirth Corporate Center - Golden Valley, MN	0	970	3,760	0	970	3,760	4,730	0	2002	40 years
Woodlands Plaza IV - Maryland Heights, MO	4,360	771	4,609	1,466	862	5,984	6,846	(1,261)	2006	40 years
Total Commercial Office	$328,879	$70,098	$407,590	$66,940	$72,277	$472,351	$544,628	$(121,892)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Commercial Healthcare
2800 Medical Building - Minneapolis, MN	$5,203	$204	$7,135	$2,246	$229	$9,356	$9,585	$(2,691)	2005	40 years
2828 Chicago Avenue - Minneapolis, MN	8,217	726	11,319	5,627	729	16,943	17,672	(3,388)	2007	40 years
Airport Medical - Bloomington, MN	769	0	4,678	0	0	4,678	4,678	(1,614)	2002	40 years
Barry Pointe Office Park - Kansas City, MO	1,403	384	2,366	143	392	2,501	2,893	(467)	2007	40 years
Billings 2300 Grant Road - Billings, MT	1,447	649	1,216	0	649	1,216	1,865	(115)	2010	40 years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	8,273	1,071	6,842	1,602	1,071	8,444	9,515	(1,328)	2008	40 years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	5,179	189	5,127	956	189	6,083	6,272	(901)	2008	40 years
Casper 1930 E 12th Street (Park Place) - Casper, WY(2)	0	439	5,780	162	439	5,942	6,381	(692)	2009	40 years
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY(2)	0	388	10,494	181	459	10,604	11,063	(1,130)	2009	40 years
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY(2)	0	628	10,272	260	629	10,531	11,160	(1,180)	2009	40 years
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY(2)	0	695	7,455	40	695	7,495	8,190	(830)	2009	40 years
Denfeld Clinic - Duluth, MN	1,546	501	2,597	1	501	2,598	3,099	(653)	2004	40 years
Eagan 1440 Duckwood Medical - Eagan, MN	0	521	1,547	519	521	2,066	2,587	(541)	2008	40 years
Edgewood Vista - Belgrade, MT	0	35	779	6	35	785	820	(120)	2008	40 years
Edgewood Vista - Billings, MT	1,844	115	1,767	10	115	1,777	1,892	(275)	2008	40 years
Edgewood Vista - Bismarck, ND	0	511	9,193	139	511	9,332	9,843	(1,993)	2005	40 years
Edgewood Vista - Brainerd, MN	0	587	8,999	79	587	9,078	9,665	(1,950)	2005	40 years
Edgewood Vista - Columbus, NE	0	43	824	3	44	826	870	(126)	2008	40 years
Edgewood Vista - East Grand Forks, MN	2,809	290	1,352	24	290	1,376	1,666	(213)	2000	40 years
Edgewood Vista - Fargo, ND	12,418	775	20,870	13	775	20,883	21,658	(3,197)	2008	40 years
Edgewood Vista - Fremont, NE	573	56	490	43	56	533	589	(166)	2008	40 years
Edgewood Vista - Grand Island, NE	0	33	773	31	39	798	837	(120)	2008	40 years
Edgewood Vista - Hastings, NE	590	49	517	46	50	562	612	(181)	2008	40 years
Edgewood Vista - Hermantown I, MN	15,823	288	9,871	1,520	288	11,391	11,679	(3,589)	2000	40 years
Edgewood Vista - Hermantown II, MN	0	719	10,517	33	719	10,550	11,269	(2,273)	2005	40 years
Edgewood Vista - Kalispell, MT	592	70	502	615	70	1,117	1,187	(287)	2001	40 years
Edgewood Vista - Minot, ND	9,250	1,045	11,590	77	1,047	11,665	12,712	(1,007)	2010	40 years
Edgewood Vista - Missoula, MT	840	109	854	74	116	921	1,037	(385)	1996	40 years
Edgewood Vista - Norfolk, NE	0	42	722	9	42	731	773	(112)	2008	40 years
Edgewood Vista - Omaha, NE	374	89	547	45	89	592	681	(186)	2001	40 years
Edgewood Vista - Sioux Falls, SD	1,056	314	974	40	314	1,014	1,328	(155)	2008	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Healthcare - continued
Edgewood Vista - Spearfish, SD	$0	$315	$8,584	$69	$330	$8,638	$8,968	$(1,489)	2005	40 years
Edgewood Vista - Virginia, MN	13,460	246	$11,823	137	246	11,960	12,206	(3,357)	2002	40 years
Edina 6363 France Medical - Edina, MN	9,830	0	12,675	2,500	0	15,175	15,175	(3,114)	2008	40 years
Edina 6405 France Medical - Edina, MN	8,473	0	12,201	41	0	12,242	12,242	(2,532)	2008	40 years
Edina 6517 Drew Avenue - Edina, MN	0	353	660	529	372	1,170	1,542	(519)	2002	40 years
Edina 6525 Drew Avenue - Edina, MN	0	388	117	0	388	117	505	(7)	2011	40 years
Edina 6525 France SMC II - Edina, MN	9,991	755	8,054	5,982	1,040	13,751	14,791	(5,805)	2003	40 years
Edina 6545 France SMC I - Edina MN	30,219	3,480	30,743	14,758	3,480	45,501	48,981	(16,225)	2001	40 years
Fresenius - Duluth, MN	648	50	1,520	2	50	1,522	1,572	(382)	2004	40 years
Garden View - St. Paul, MN	785	0	7,408	644	12	8,040	8,052	(2,466)	2002	40 years
Gateway Clinic - Sandstone, MN	895	66	1,699	1	66	1,700	1,766	(427)	2004	40 years
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	8,947	3,239	18,362	0	3,239	18,362	21,601	(6,407)	2000	40 years
High Pointe Health Campus - Lake Elmo, MN	7,500	1,305	10,528	1,678	1,329	12,182	13,511	(3,320)	2004	40 years
Jamestown Medical Office Building - Jamestown, ND	6,078	0	7,622	0	0	7,622	7,622	(464)	2013	40 years
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY(2)	0	406	10,151	17	406	10,168	10,574	(941)	2009	40 years
Legends at Heritage Place - Sartell, MN	0	970	9,920	0	970	9,920	10,890	(134)	2013	40 years
Mariner Clinic - Superior, WI	1,958	0	3,781	90	20	3,851	3,871	(974)	2004	40 years
Minneapolis 701 25th Avenue Medical - Minneapolis, MN	7,368	0	7,873	1,551	0	9,424	9,424	(1,471)	2008	40 years
Missoula 3050 Great Northern - Missoula, MT	1,510	640	1,331	0	640	1,331	1,971	(126)	2010	40 years
Nebraska Orthopaedic Hospital - Omaha, NE	11,516	0	20,272	1,615	0	21,887	21,887	(5,353)	2004	40 years
Park Dental - Brooklyn Center, MN	441	185	2,767	0	185	2,767	2,952	(804)	2002	40 years
Pavilion I - Duluth, MN	5,159	1,245	8,898	31	1,245	8,929	10,174	(2,219)	2004	40 years
Pavilion II - Duluth, MN	9,494	2,715	14,673	1,937	2,715	16,610	19,325	(5,264)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	6,228	1,615	7,851	3,481	1,647	11,300	12,947	(2,350)	2005	40 years
Sartell 2000 23rd Street South - Sartell, MN	2,456	0	11,781	934	0	12,715	12,715	(3,782)	2002	40 years
Spring Creek-American Falls - American Falls, ID	2,210	145	3,870	0	145	3,870	4,015	(292)	2011	40 years
Spring Creek-Boise - Boise, ID	2,857	708	4,296	0	708	4,296	5,004	(348)	2011	40 years
Spring Creek-Eagle - Eagle, ID	2,034	263	3,775	0	263	3,775	4,038	(286)	2011	40 years
Spring Creek-Fruitland - Fruitland, ID	0	550	6,565	0	550	6,565	7,115	(57)	2014	40 years
Spring Creek-Meridian - Meridian, ID	3,360	424	6,724	0	424	6,724	7,148	(504)	2011	40 years
Spring Creek-Overland - Overland, ID	3,225	687	5,942	0	687	5,942	6,629	(465)	2011	40 years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period					Life on which depreciation in latest income statement is computed
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Healthcare - continued
Spring Creek-Soda Springs - Soda Springs, ID	$796	$66	$2,124	$33	$66	$2,157	$2,223	$(165)	2011	40 years
Spring Creek-Ustick - Meridian, ID	0	467	3,833	0	467	3,833	4,300	(268)	2011	40 years
St Michael Clinic - St Michael, MN	1,851	328	2,259	264	328	2,523	2,851	(447)	2007	40 years
Trinity at Plaza 16 - Minot, ND	4,854	568	9,009	125	674	9,028	9,702	(588)	2011	40 years
Wells Clinic - Hibbing, MN	1,365	162	2,497	2	162	2,499	2,661	(626)	2004	40 years
Total Commercial Healthcare	$243,714	$33,906	$440,157	$50,965	$34,544	$490,484	$525,028	$(105,843)

Commercial Industrial
Bloomington 2000 W 94th Street - Bloomington, MN(2)	$0	$2,133	$4,097	$1,200	$2,187	$5,243	$7,430	$(1,197)	2006	40 years
Eagan 2785 & 2795 Highway 55 - Eagan, MN	0	3,058	2,570	20	3,058	2,590	5,648	(401)	2008	40 years
Lexington Commerce Center - Eagan, MN	2,294	453	4,352	1,982	480	6,307	6,787	(2,639)	1999	40 years
Minot IPS - Minot, ND(2)	0	416	5,635	0	416	5,635	6,051	(212)	2012	40 years
Stone Container - Fargo, ND	922	440	6,597	104	440	6,701	7,141	(2,776)	2001	40 years
Roseville 3075 Long Lake Road - Roseville, MN	0	810	526	106	810	632	1,442	(4)	2001	40 years
Urbandale 3900 106th Street - Urbandale, IA	10,564	3,680	9,893	1,683	3,863	11,393	15,256	(2,135)	2007	40 years
Woodbury 1865 Woodlane - Woodbury, MN	0	1,108	2,628	1,884	1,123	4,497	5,620	(834)	2007	40 years
Total Commercial Industrial	$13,780	$12,098	$36,298	$6,979	$12,377	$42,998	$55,375	$(10,198)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company		Gross amount at which carried at close of period						Life on which depreciation in latest income statement is computed
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Commercial Retail
17 South Main - Minot, ND	$78	$15	$75	$197	$17	$270	$287	$(199)	2000	40 years
Arrowhead First International Bank - Minot, ND	0	75	1,211	20	95	1,211	1,306	(34)	2013	40 years
Burnsville 1 Strip Center - Burnsville, MN	0	208	773	205	208	978	1,186	(284)	2003	40 years
Champlin South Pond - Champlin, MN	1,332	842	2,703	95	866	2,774	3,640	(722)	2004	40 years
Chan West Village - Chanhassen, MN	12,690	5,035	14,665	2,025	5,624	16,101	21,725	(4,760)	2003	40 years
Dakota West Plaza - Minot , ND	356	92	493	30	106	509	615	(108)	2006	40 years
Duluth 4615 Grand - Duluth, MN	612	130	1,800	4	131	1,803	1,934	(453)	2004	40 years
Duluth Denfeld Retail - Duluth, MN	2,023	276	4,699	162	297	4,840	5,137	(1,256)	2004	40 years
Fargo Express Community - Fargo, ND	882	374	1,420	777	386	2,185	2,571	(507)	2003-2005	40 years
Forest Lake Auto - Forest Lake, MN	0	50	446	13	50	459	509	(132)	2003	40 years
Forest Lake Westlake Center - Forest Lake, MN	0	2,446	5,304	1,099	2,480	6,369	8,849	(1,651)	2003	40 years
Grand Forks Carmike - Grand Forks, ND	1,426	184	2,360	2	184	2,362	2,546	(1,152)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	0	681	4,808	231	722	4,998	5,720	(1,800)	2000	40 years
Jamestown Buffalo Mall - Jamestown, ND	1,934	566	5,551	2,848	1,114	7,851	8,965	(1,746)	2003	40 years
Jamestown Business Center - Jamestown, ND	399	297	1,023	1,330	333	2,317	2,650	(930)	2003	40 years
Kalispell Retail Center - Kalispell, MT	971	250	2,250	973	253	3,220	3,473	(840)	2003	40 years
Lakeville Strip Center - Lakeville, MN	874	46	1,142	852	94	1,946	2,040	(667)	2003	40 years
Minot Arrowhead - Minot, ND(2)	0	100	3,216	5,462	116	8,662	8,778	(1,718)	1973	40 years
Minot Plaza - Minot, ND(2)	777	50	453	147	80	570	650	(317)	1993	40 years
Monticello C Store - Monticello, MN	0	65	770	37	97	775	872	(227)	2003	40 years
Omaha Barnes & Noble - Omaha, NE	2,267	600	3,099	0	600	3,099	3,699	(1,433)	1995	40 years
Pine City C-Store - Pine City, MN	0	83	357	12	83	369	452	(107)	2003	40 years
Pine City Evergreen Square - Pine City, MN	0	154	2,646	597	385	3,012	3,397	(983)	2003	40 years
Rochester Maplewood Square - Rochester, MN	0	3,275	8,610	2,089	3,652	10,322	13,974	(3,581)	1999	40 years
St. Cloud Westgate - St. Cloud, MN	0	885	5,535	1,738	977	7,181	8,158	(1,729)	2004	40 years
Weston Retail - Weston, WI	0	79	1,575	27	80	1,601	1,681	(448)	2003	40 years
Weston Walgreens - Weston, WI	0	66	1,718	671	67	2,388	2,455	(471)	2006	40 years
Total Commercial Retail	$26,621	$16,924	$78,702	$21,643	$19,097	$98,172	$117,269	$(28,255)

Subtotal	$997,689	$185,371	$1,541,588	$269,072	$205,017	$1,791,014	$1,996,031	$(424,288)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Unimproved Land
Badger Hills - Rochester, MN	$0	$1,050	$0	$0	$1,050	$0	$1,050	$0	2012
Bismarck 4916 - Bismarck, ND	0	3,250	0	0	3,250	0	3,250	0	2013
Bismarck 700 E Main - Bismarck, ND	0	314	0	562	876	0	876	0	2008
Deer Ridge - Jamestown, ND	0	711	0	0	711	0	711	0	2013
Eagan - Eagan, MN	0	423	0	0	423	0	423	0	2006
Georgetown Square - Grand Chute, WI	0	1,860	0	0	1,860	0	1,860	0	2006
Grand Forks - Grand Forks, ND	0	4,278	0	0	4,278	0	4,278	0	2012
Isanti Unimproved - Isanti, MN	0	58	0	0	58	0	58	0	2014
Kalispell - Kalispell, MT	0	1,400	0	24	1,424	0	1,424	0	2003
Legends at Heritage Place - Sartell, MN	0	537	0	0	537	0	537	0	2013
Minot (Southgate Lot 4) - Minot, ND	0	890	0	0	890	0	890	0	2013
Minot Wells Fargo Bank - Minot, ND	0	992	0	0	992	0	992	0	2013
Monticello - Monticello, MN	0	115	0	2	117	0	117	0	2006
Rapid City Unimproved- Rapid City, SD	0	1,376	0	0	1,376	0	1,376	0	2014
Renaissance Heights - Williston, ND	0	2,229	0	1,348	3,577	0	3,577	0	2012
River Falls - River Falls, WI	0	176	0	4	180	0	180	0	2003
Spring Creek Fruitland - Fruitland, IA	0	339	0	0	339	0	339	0	2014
Urbandale - Urbandale, IA	0	5	0	109	114	0	114	0	2009
Weston - Weston, WI	0	812	0	0	812	0	812	0	2006
Total Unimproved Land	$0	$20,815	$0	$2,049	$22,864	$0	$22,864	$0

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)
		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Development in Progress
Arcata - Golden Valley, MN	$0	$2,088	$8,974	$1,956	$2,088	$10,930	$13,018	$0	2013
Cardinal Point - Grand Forks, ND	0	1,600	0	5,229	1,600	5,229	6,829	0	2013
Chateau II - Minot, ND	0	240	1,842	16	240	1,858	2,098	0	2013
Commons at Southgate - Minot, ND	0	3,691	22,819	1,555	3,691	24,374	28,065	0	2013
Cypress Court II - St. Cloud, MN	0	447	5	1,128	447	1,133	1,580	0	2012
Dakota Commons - Williston, ND	0	823	7,293	898	823	8,191	9,014	0	2012
Red 20 - Minneapolis, MN	0	1,900	116	11,964	1,900	12,080	13,980	0	2013
Renaissance Heights I - Williston, ND	0	2,464	23,900	1,165	2,464	25,065	27,529	0	2013
Other	0	0	0	2,496	0	2,496	2,496	0	n/a
Total Development in Progress	$0	$13,253	$64,949	$26,407	$13,253	$91,356	$104,609	$0

Total	$997,689	$219,439	$1,606,537	$297,528	$241,134	$1,882,370	$2,123,504	$(424,288)

(1)
Amounts in this column are the mortgages payable balances as of April 30, 2014. These amounts do not include amounts owing under the Company's multi-bank line of credit or under the Company's construction loans.

(2)
As of April 30, 2014, this property was included in the collateral pool securing the Company's $72.0 million multi-bank line of credit. The Company may add and remove eligible properties from the collateral pool if certain minimum collateral requirements are satisfied. Advances under the facility may not exceed 60% of the value of properties provided as security.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliations of the carrying value of total property owned for the three years ended April 30, 2014, 2013, and 2012 are as follows:
	(in thousands)
	2014	2013	2012

Balance at beginning of year	$2,032,970	$1,892,009	$1,770,798
Additions during year
Multi-Family Residential	84,117	113,859	47,433
Commercial Office	0	0	0
Commercial Healthcare	18,005	11,122	47,408
Commercial Industrial	0	5,900	0
Commercial Retail	0	1,240	2,316
Improvements and Other	34,637	36,375	35,176
	2,169,729	2,060,505	1,903,131
Deductions during year
Cost of real estate sold	(85,030)	(21,953)	(3,498)
Impairment charge	(43,189)	(305)	(127)
Write down of asset and accumulated depreciation on impaired assets	(31,688)	0	0
Properties classified as held for sale during the year	(10,307)	(1,893)	(1,288)
Other(A)	(3,484)	(3,384)	(6,209)
Balance at close of year	$1,996,031	$2,032,970	$1,892,009
Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2014, 2013, and 2012, are as follows:
	(in thousands)
	2014	2013	2012

Balance at beginning of year	$420,421	$373,490	$328,952
Additions during year
Provisions for depreciation	57,575	56,611	51,093
Deductions during year
Accumulated depreciation on real estate sold	(19,413)	(6,444)	(758)
Write down of asset and accumulated depreciation on impaired assets	(31,688)	0	0
Other(A)	(2,607)	(3,236)	(5,797)
Balance at close of year	$424,288	$420,421	$373,490

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2014
Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Reconciliations of development in progress for the three years ended April 30, 2014, 2013, and 2012, are as follows:
	(in thousands)
	2014	2013	2012

Balance at beginning of year	$46,782	$27,599	$9,693
Additions during year
Unimproved land acquisitions	2,079	9,177	2,718
Unimproved land moved to development in progress	2,870	0	0
Improvements and other	123,240	52,970	40,358
Deductions during year
Involuntary conversion	(7,052)	0	0
Development placed in service(B)	(63,210)	(42,964)	(23,434)
Other(C)	(100)	0	(1,736)
Balance at close of year	$104,609	$46,782	$27,599
Reconciliations of unimproved land for the three years ended April 30, 2014, 2013, and 2012, are as follows:
	(in thousands)
	2014	2013	2012

Balance at beginning of year	$21,503	$10,990	$6,550
Additions during year
Unimproved land acquisitions	3,022	13,329	4,600
Improvements and other	1,209	854	10
Deductions during year
Unimproved land moved to development in progress	(2,870)	(3,670)	(170)
Balance at close of year	$22,864	$21,503	$10,990

Total real estate investments(D)	$1,699,216	$1,680,834	$1,557,108
(A)	Consists of miscellaneous disposed assets.
(B)	Includes development projects that are placed in service in phases.
(C)	Consists of miscellaneous re-classed assets.
(D)	The net basis of the Company's real estate investments for Federal Income Tax purposes was $1.5 billion, $1.5 billion and $1.4 billion at April 30, 2014, 2013 and 2012, respectively.

Exhibit Index
3.1	Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust, as amended, filed herewith.
3.2	Third Restated Trustees' Regulations (Bylaws), dated May 16, 2007, as amended June 26, 2013 and incorporated herein by reference to the Company's Current Report on Form 8-K , filed with the SEC on July 2, 2013.
3.3	Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated January 31, 1997, filed as Exhibit 3(ii) to the Registration Statement on Form S-11, effective March 14, 1997 (SEC File No. 333-21945) filed for the Registrant on February 18, 1997 (File No. 0-14851), and incorporated herein by reference.
4.1	Loan Agreement dated August 12, 2010 by and among IRET Properties, as borrower, the financial institutions party thereto as lenders, and First International Bank & Trust as lender and lead bank, incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on August 18, 2010.
4.2	Third Amendment to Loan Agreement dated June 15, 2012 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 22, 2012.
4.3	Fifth Amendment to Loan Agreement dated August 9, 2013 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 14, 2013 and incorporated herein by reference.
4.4	Amended and Restated Loan Agreement dated November 20, 2013 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 25, 2013 and incorporated herein by reference.
10.1	Member Control and Operating Agreement dated September 30, 2002, filed as Exhibit 10 to the Company's Form 8-K filed October 15, 2003, and incorporated herein by reference.
10.2	Letter Agreement dated January 31, 2003, filed as Exhibit 10(i) to the Company's Form 8-K filed February 27, 2003, and incorporated herein by reference.
10.3	Option Agreement dated January 31, 2003, filed as Exhibit 10(ii) to the Company's Form 8-K filed February 27, 2003, and incorporated herein by reference.
10.4	Financial Statements of T.F. James Company filed as Exhibit 10 to the Company's Form 8-K filed January 31, 2003, and incorporated herein by reference.
10.5	Agreement for Purchase and Sale of Property dated February 13, 2004, by and between IRET Properties and the Sellers specified therein, filed as Exhibit 10.5 to the Company's Form 10-K filed July 20, 2004, and incorporated herein by reference.
10.6	Contribution Agreement, filed as Exhibit 10.1 to the Company's Form 8-K filed May 17, 2006, and incorporated herein by reference.
10.7	Loan and Security Agreement, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 18, 2006, and incorporated herein by reference.
10.8*	Short-Term Incentive Program, filed as Exhibit 10.1 to the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.
10.9*	Long-Term Incentive Program, filed as Exhibit 10.2 to the Company's Form 8-K filed June 4, 2012 and incorporated herein by reference.

10.10	Construction and Term Loan Agreement, filed as Exhibit 10.1 to the Company's Form 8-K filed March 21, 2013 and incorporated herein by reference.
12.1	Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends, filed herewith.
21.1	Subsidiaries of Investors Real Estate Trust, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Section 302 Certification of President and Chief Executive Officer, filed herewith.
31.2	Section 302 Certification of Executive Vice President and Chief Financial Officer, filed herewith.
32.1	Section 906 Certification of the President and Chief Executive Officer, filed herewith.
32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer, filed herewith.
101	The following materials from our Annual Report on Form 10-K for the year ended April 30, 2013 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.(1)
________________________
*	Indicates management compensatory plan, contract or arrangement.
(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.