Form 10-Q
period 2014-07-31
INVESTORS REAL ESTATE TRUST
filed 2014-09-09
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended July 31, 2014
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
Registrant is a North Dakota Real Estate Investment Trust. As of August 20, 2014, it had 115,137,302 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2015
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	(in thousands, except share data)
	July 31, 2014	April 30, 2014
ASSETS
Real estate investments
Property owned	$2,025,327	$1,996,031
Less accumulated depreciation	(435,317)	(424,288)
	1,590,010	1,571,743
Development in progress	131,862	104,609
Unimproved land	24,772	22,864
Total real estate investments	1,746,644	1,699,216
Real estate held for sale	6,508	2,951
Cash and cash equivalents	60,620	47,267
Other investments	329	329
Receivable arising from straight-lining of rents, net of allowance of $717 and $796, respectively	27,286	27,096
Accounts receivable, net of allowance of $306 and $248, respectively	7,013	10,206
Real estate deposits	3,741	145
Prepaid and other assets	3,428	4,639
Intangible assets, net of accumulated amortization of $25,497 and $24,071, respectively	31,478	32,639
Tax, insurance, and other escrow	20,451	20,880
Property and equipment, net of accumulated depreciation of $2,140 and $2,041, respectively	1,641	1,681
Goodwill	1,951	1,100
Deferred charges and leasing costs, net of accumulated amortization of $22,237 and $21,068, respectively	20,677	21,072
TOTAL ASSETS	$1,931,767	$1,869,221
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$62,517	$59,105
Revolving line of credit	35,500	22,500
Mortgages payable	1,017,574	997,689
Other	83,666	63,178
TOTAL LIABILITIES	1,199,257	1,142,472
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,313	6,203
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2014 and April 30, 2014, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at July 31, 2014 and April 30, 2014, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 114,762,774 shares issued and outstanding at July 31, 2014, and 109,019,341 shares issued and outstanding at April 30, 2014)	884,415	843,268
Accumulated distributions in excess of net income	(407,052)	(389,758)
Total Investors Real Estate Trust shareholders' equity	616,037	592,184
Noncontrolling interests – Operating Partnership (17,975,440 units at July 31, 2014 and 21,093,445 units at April 30, 2014)	84,250	105,724
Noncontrolling interests – consolidated real estate entities	25,910	22,638
Total equity	726,197	720,546
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,931,767	$1,869,221
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2014 and 2013
	(in thousands, except per share data)
	Three Months Ended July 31
	2014	2013
REVENUE
Real estate rentals	$57,126	$53,623
Tenant reimbursement	10,711	11,475
TRS senior housing revenue	793	0
TOTAL REVENUE	68,630	65,098
EXPENSES
Depreciation/amortization related to real estate investments	16,184	18,056
Utilities	4,681	4,923
Maintenance	7,764	7,729
Real estate taxes	8,501	8,375
Insurance	1,736	1,301
Property management expenses	4,630	4,135
Other property expenses	206	177
TRS senior housing expenses	693	0
Administrative expenses	3,485	2,524
Advisory and trustee services	179	229
Other expenses	612	679
Amortization related to non-real estate investments	872	944
Impairment of real estate investments	2,320	0
TOTAL EXPENSES	51,863	49,072
Gain on involuntary conversion	0	966
Operating income	16,767	16,992
Interest expense	(14,664)	(14,596)
Interest income	560	188
Other income	131	22
Income before loss on sale of real estate and other investments and income from discontinued operations	2,794	2,606
Loss on sale of real estate and other investments	(2,993)	0
(Loss) income from continuing operations	(199)	2,606
Income from discontinued operations	0	610
NET (LOSS) INCOME	(199)	3,216
Net loss (income) attributable to noncontrolling interests – Operating Partnership	402	(50)
Net income attributable to noncontrolling interests – consolidated real estate entities	(354)	(88)
Net (loss) income attributable to Investors Real Estate Trust	(151)	3,078
Dividends to preferred shareholders	(2,879)	(2,879)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(3,030)	$199
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(.03)	$.00
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00
NET (LOSS) INCOME PER COMMON SHARE – BASIC AND DILUTED	$(.03)	$.00
DIVIDENDS PER COMMON SHARE	$.1300	$.1300
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the three months ended July 31, 2014 and 2013
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
						(as revised)	(as revised)
Balance April 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$142,657	$755,444
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					3,078	126	3,204
Distributions – common shares and units					(13,264)	(2,829)	(16,093)
Distributions – Series A preferred shares					(593)		(593)
Distributions – Series B preferred shares					(2,286)		(2,286)
Distribution reinvestment and share purchase plan			2,600	22,673			22,673
Share-based compensation			13	112			112
Partnership units issued						3,280	3,280
Redemption of units for common shares			125	706		(706)	0
Other				(17)		(367)	(384)
Balance July 31, 2013	5,750	$138,674	104,226	$807,928	$(323,406)	$142,161	$765,357

Balance April 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					(151)	(157)	(308)
Distributions – common shares and units					(14,264)	(2,740)	(17,004)
Distributions – Series A preferred shares					(593)		(593)
Distributions – Series B preferred shares					(2,286)		(2,286)
Distribution reinvestment and share purchase plan			2,422	20,926			20,926
Share-based compensation			204	1,889			1,889
Redemption of units for common shares			3,118	18,332		(18,332)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						3,212	3,212
Other						(185)	(185)
Balance July 31, 2014	5,750	$138,674	114,763	$884,415	$(407,052)	$110,160	$726,197
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2014 and 2013
	(in thousands)
	Three Months Ended July 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(199)	$3,216
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,463	20,087
Loss (gain) on sale of real estate, land, other investments and discontinued operations	2,993	(1,943)
Gain on involuntary conversion	0	(966)
Share-based compensation expense	1,763	229
Impairment of real estate investments	2,320	1,803
Bad debt expense	136	178
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(143)	(654)
Decrease (increase) in accounts receivable	1,229	(811)
Decrease in prepaid and other assets	1,197	367
Decrease (increase) in tax, insurance and other escrow	146	(640)
Increase in deferred charges and leasing costs	(926)	(897)
Decrease in accounts payable, accrued expenses, and other liabilities	(2,594)	(2,685)
Net cash provided by operating activities	23,385	17,284
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	140	157
Payments for real estate deposits	(3,736)	(450)
Decrease in lender holdbacks for improvements	609	1,144
Increase in lender holdbacks for improvements	(326)	(279)
Proceeds from sale of discontinued operations	0	21,261
Proceeds from sale of real estate and other investments	6,416	7
Insurance proceeds received	2,054	1,004
Payments for acquisitions of real estate assets	(13,008)	(3,099)
Payments for development and re-development of real estate assets	(36,892)	(26,476)
Payments for improvements of real estate assets	(7,556)	(7,224)
Net cash used by investing activities	(52,299)	(13,955)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	25,000	4,100
Principal payments on mortgages payable	(18,090)	(22,916)
Proceeds from revolving line of credit and other debt	50,492	6,313
Principal payments on revolving line of credit and other debt	(17,000)	0
Proceeds from financing liability	0	7,900
Proceeds from sale of common shares under distribution reinvestment and share purchase program	16,941	15,941
Proceeds from noncontrolling partner – consolidated real estate entities	1,006	0
Distributions paid to common shareholders, net of reinvestment of $3,801 and $3,549, respectively	(10,463)	(9,715)
Distributions paid to preferred shareholders	(2,879)	(2,879)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $185 and $183, respectively	(2,555)	(2,646)
Distributions paid to noncontrolling interests – consolidated real estate entities	(185)	(367)
Net cash provided (used) by financing activities	42,267	(4,269)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,353	(940)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,267	94,133
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,620	$93,193
(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2014 and 2013
	(in thousands)
	Three Months Ended July 31
	2014	2013
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$3,801	$3,549
Operating partnership distribution reinvestment plan	185	183
Operating partnership units converted to shares	18,332	706
Increase in accounts receivable from sale of common shares under distribution reinvestment and share purchase program	0	3,000
Real estate assets acquired through the issuance of operating partnership units	0	3,280
Real estate assets acquired through assumption of indebtedness and accrued costs	12,169	0
Increase to accounts payable included within real estate investments	6,129	4,547
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	2,206	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $1,030 and $580, respectively	$13,099	$14,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2014 and 2013
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary ("TRS"). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the quarters ended July 31, 2014 and 2013. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of July 31, 2014, IRET owned 96 multi-family residential properties with 11,080 apartment units and 163 commercial properties, consisting of office, healthcare, industrial and retail properties, totaling 10.2 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other consolidated subsidiary entities.
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
The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company's interest in the Operating Partnership was 86.5% of the common units of the Operating Partnership as of July 31, 2014 and 83.8% as of April 30, 2014. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.
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

The current period's results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014, as filed with the SEC on June 30, 2014.
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about the assets, liabilities, income and expenses of discontinued operations. The ASU is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted this update effective February 1, 2014 and determined that the adoption did not have a material impact on the Company's consolidated results of operations or financial condition.
As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. During the quarter ended April 30, 2014, the Company applied the new standard to one property that was classified as held for sale.  The Company applied the new standard to three property dispositions and one property classified as held for sale during the quarter ended July 31, 2014.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company does not expect the adoption of this update to have a material impact on the Company's operating results or financial position.
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

During the three months ended July 31, 2014, the Company incurred a loss of $2.3 million due to impairment of two commercial properties. The Company recognized impairments of approximately $2.1 million on a commercial retail property in Kalispell, Montana and approximately $183,000 on a commercial office property in Golden Valley, Minnesota. These properties were written-down to estimated fair value during the first quarter of fiscal year 2015 based on receipt of individual market offers to purchase and the Company's intent to dispose of the properties. During the three months ended July 31, 2013, the Company incurred a loss of $1.8 million due to impairment of four commercial properties. The Company recognized impairments of approximately $864,000 on a commercial industrial property in St. Louis Park, Minnesota; $329,000 on a commercial office property in Bloomington, Minnesota; $265,000 on a commercial retail property in Anoka, Minnesota and $345,000 on a commercial industrial property in Clive, Iowa. These properties were written-down to estimated fair value during the first quarter of fiscal year 2014 based on receipt of individual market offers to purchase and the Company's intent to dispose of the properties. The impairment loss for the first quarter of fiscal year 2014 is reported in discontinued operations.  See Note 7 for additional information.
COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2014, the Company's compensating balances totaled $10.0 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.1 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $600,000; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000, and Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000. The deposits at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of six months and two years and the Company intends to hold them to maturity.
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of approximately $609,000 in holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2014 is due primarily to the release of loan proceeds to the Company upon completion of construction and tenant improvement projects, while the increase of approximately $326,000 represents additional amounts retained by lenders for new projects.
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the three months ended July 31, 2014 and 2013, respectively, the Company added approximately $265,000 and $362,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the three months ended July 31, 2014 and 2013 are 0.5 years and 0.5 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company's identified intangible assets and intangible liabilities at July 31, 2014 and April 30, 2014 were as follows:
	(in thousands)
	July 31, 2014	April 30, 2014
Identified intangible assets (included in intangible assets):
Gross carrying amount	$56,975	$56,710
Accumulated amortization	(25,497)	(24,071)
Net carrying amount	$31,478	$32,639

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$173	$173
Accumulated amortization	(131)	(127)
Net carrying amount	$42	$46
The effect of amortization of acquired below-market leases and acquired above-market leases on rental income was approximately $(6,000) and $(11,000) for the three months ended July 31, 2014 and 2013, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2016	$19
2017	11
2018	(2)
2019	(3)
2020	(2)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.4 million and $3.6 million for the three months ended July 31, 2014 and 2013, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2016	$4,567
2017	4,099
2018	3,667
2019	3,543
2020	3,457
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of July 31, 2014 and April 30, 2014 was $2.0 million and $1.1 million, respectively. The annual review at April 30, 2014 indicated no impairment to goodwill and there was no indication of impairment at July 31, 2014.  During the three months ended July 31, 2014, the Company recognized approximately $852,000 of goodwill from the acquisition of the Homestead Garden residential property. During the three months ended July 31, 2013, the Company disposed of one commercial industrial property to which goodwill had been assigned, and as a result, approximately $7,000 of goodwill was derecognized.
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
REVISION
During fiscal year 2014 the Company identified an error pertaining to the reporting for a noncontrolling interest in a consolidated real estate joint venture formed in the fourth quarter of fiscal year 2013 for which the holder of such interest has the right to require the Company to acquire the interest at fair value twelve months after the final certificate of occupancy is obtained for the joint venture's development project. Accounting guidance in ASC 480-10, CFRR 211:  Redeemable Preferred Stocks, requires that this noncontrolling interest be classified outside of permanent equity because it is redeemable at the option of the joint venture partner. This error resulted in an overstatement of noncontrolling interests and equity in the Company's consolidated statement of equity. This non-cash revision did not impact the Company's consolidated statements of operations or statements of cash flows for any period.
In accordance with accounting guidance found in ASC 250-10, Materiality, the Company assessed the materiality of the error and concluded that the error was not material to any of the Company's previously issued financial statements.  In accordance with accounting guidance found in ASC 250-10, Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements, the Company revised its previously issued statement of equity to correct the effect of this error. The Company will revise amounts pertaining to each of the fiscal 2014 calendar quarters from August 1, 2013 through January 31, 2014 in future quarterly filings on Form 10-Q.
The following table presents the effect of this correction on the Company's Condensed Consolidated Statement of Equity for the period affected:
	(in thousands)
Three Months Ended July 31, 2013	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Equity
Noncontrolling Interests
Balance April 30, 2013	$148,594	$(5,937)	$142,657
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests	138	(12)	126
Balance July 31, 2013	148,110	(5,949)	142,161
Total Equity
Balance April 30, 2013	761,381	(5,937)	755,444
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests	3,216	(12)	3,204
Balance July 31, 2013	771,306	(5,949)	765,357

INVOLUNTARY CONVERSION OF ASSETS
In June 2011, the Company's Chateau Apartments property, which at that time consisted of two 32-unit buildings, was extensively damaged by a flood. In February 2012, one of the buildings of the Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire (the "2012 Fire"). During the first quarter of fiscal year 2014, the Company received $966,000 of insurance proceeds for the 2012 Fire.  The total insurance proceeds for redevelopment related to the 2012 Fire exceeded the basis in the assets requiring replacement, resulting in recognition of $966,000 in gain from involuntary conversion in the first quarter of fiscal year 2014.
In December 2013, 15-unit and 57-unit buildings at the Chateau Apartments property were destroyed by fire (the "2013 Fire"). Both buildings were under construction and were unoccupied. The Company intends to rebuild both buildings, and currently expects both buildings to be completed in the first quarter of fiscal year 2016. The Company received partial proceeds of $2.0 million for the 2013 Fire claim in the first quarter of fiscal year 2015, which reduced the accounts receivable recorded at the time of the fire for expected proceeds.

PROCEEDS FROM FINANCING LIABILITY
During the first quarter of fiscal year 2014, the Company sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to the Company, and also granted an option to the Company to repurchase the property at a specified price at or prior to July 31, 2018. IRET accounted for the transaction as a financing due to the Company's continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.  The balance of the liability as of July 31, 2014 is $7.9 million.
VARIABLE INTEREST ENTITY
On November 27, 2012 the Company entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC. The Company estimates total costs for the project at $52.2 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The first phase of the project, Landing at Southgate, was substantially completed in the second quarter of fiscal year 2014. The second phase of the project, Commons at Southgate, is expected to be completed in the second quarter of fiscal year 2015. See Development, Expansion and Renovation Projects in Note 6 for additional information on Commons at Southgate. As of July 31, 2014 IRET is the approximately 52.9% owner of the joint venture and will have management and leasing responsibilities when the project is completed; the real estate development company owns approximately 47.1% of the joint venture and is responsible for the development and construction of the property. The Company has determined that the joint venture is a variable interest entity ("VIE"), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity's economic performance.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2014 and 2013:
	(in thousands, except per share data)
	Three Months Ended July 31
	2014	2013
NUMERATOR
(Loss) income from continuing operations – Investors Real Estate Trust	$(151)	$2,584
Income from discontinued operations – Investors Real Estate Trust	0	494
Net (loss) income attributable to Investors Real Estate Trust	(151)	3,078
Dividends to preferred shareholders	(2,879)	(2,879)
Numerator for basic earnings per share – net income available to common shareholders	(3,030)	199
Noncontrolling interests – Operating Partnership	(402)	50
Numerator for diluted earnings per share	$(3,432)	$249
DENOMINATOR
Denominator for basic earnings per share weighted average shares	111,039	102,358
Effect of convertible operating partnership units	20,293	21,821
Denominator for diluted earnings per share	131,332	124,179
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(.03)	$.00
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00
NET (LOSS) INCOME PER COMMON SHARE – BASIC & DILUTED	$(.03)	$.00

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
During the first quarter of fiscal year 2015, the Company issued approximately 204,000 common shares, with a total grant-date value of approximately $1.9 million, under the Company's 2008 Incentive Award Plan, for executive officer and trustee share-based compensation for fiscal year 2014 performance. Of these shares, approximately 105,000 are restricted, and will vest on the one-year anniversary of the grant date (i.e., on April 30, 2015), provided the recipient is still employed with the Company, and subject to the terms and conditions of the Company's LTIP.   During the first quarter of fiscal year 2014, the Company issued approximately 13,000 common shares, with a total grant-date value of approximately $112,000, under the 2008 Incentive Award Plan, for trustee share-based compensation for fiscal year 2013 performance.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During the three months ended July 31, 2014, the Company issued approximately 926,000 shares at an average price of $8.64 per share pursuant to such waivers, for total net proceeds to the Company of $8.0 million. During the three months ended July 31, 2013, the Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million.  During the three months ended July 31, 2014 and 2013, 2.4 million and 2.6 million common shares with a total value of $20.9 million and $22.7 million, respectively, were issued under the DRIP plan.
During the three months ended July 31, 2014 and 2013, respectively, 3.1 million Units and approximately 125,000 Units were converted to common shares, with a total value of $18.3 million and approximately $706,000 included in equity. Under the Company's Distribution Reinvestment and Share Purchase Plan, approximately 2.4 million common shares and 2.6 million common shares were issued during the three months ended July 31, 2014 and 2013, respectively, with a total value of $20.9 million and $22.7 million included in equity, and an average price per share of $8.64 and $8.72, respectively, after applicable discounts.
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

The revenues and net operating income for these reportable segments are summarized as follows for the three month periods ended July 31, 2014 and 2013, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.
Three Months Ended July 31, 2014	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$27,727	$18,846	$16,298	$1,570	$3,396	$67,837
Real estate expenses	12,221	9,327	4,416	450	1,104	27,518
Net operating income	$15,506	$9,519	$11,882	$1,120	$2,292	40,319
TRS senior housing revenue						793
TRS senior housing expenses						(693)
Depreciation/amortization						(17,056)
Administrative, advisory and trustee services						(3,664)
Impairment of real estate investments						(2,320)
Other expenses						(612)
Interest expense						(14,664)
Interest and other income						691
Income before loss on sale of real estate and other investments						2,794
Loss on sale of real estate and other investments						(2,993)
Net (loss)						$(199)

Three Months Ended July 31, 2013	(in thousands)
	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Real estate revenue	$24,373	$19,315	$16,073	$2,038	$3,299	$65,098
Real estate expenses	10,846	9,753	4,284	454	1,303	26,640
Gain on involuntary conversion	966	0	0	0	0	966
Net operating income	$14,493	$9,562	$11,789	$1,584	$1,996	39,424
Depreciation/amortization						(19,000)
Administrative, advisory and trustee services						(2,753)
Other expenses						(679)
Interest expense						(14,596)
Interest and other income						210
Income from continuing operations						2,606
Income from discontinued operations						610
Net income						$3,216

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of July 31, 2014, and April 30, 2014, along with reconciliations to the condensed consolidated financial statements:
	(in thousands)
As of July 31, 2014	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Segment Assets
Property owned	$798,020	$537,096	$525,595	$50,670	$113,946	$2,025,327
Less accumulated depreciation	(163,937)	(123,902)	(109,656)	(10,136)	(27,686)	(435,317)
Net property owned	$634,083	$413,194	$415,939	$40,534	$86,260	1,590,010
Real estate held for sale						6,508
Cash and cash equivalents						60,620
Other investments						329
Receivables and other assets						117,666
Development in progress						131,862
Unimproved land						24,772
Total assets						$1,931,767

	(in thousands)
As of April 30, 2014	Multi-Family Residential	Commercial- Office	Commercial- Healthcare	Commercial- Industrial	Commercial- Retail	Total

Segment assets
Property owned	$753,731	$544,628	$525,028	$55,375	$117,269	$1,996,031
Less accumulated depreciation	(158,100)	(121,892)	(105,843)	(10,198)	(28,255)	(424,288)
Net property owned	$595,631	$422,736	$419,185	$45,177	$89,014	1,571,743
Real estate held for sale						2,951
Cash and cash equivalents						47,267
Other investments						329
Receivables and other assets						119,458
Development in progress						104,609
Unimproved land						22,864
Total assets						$1,869,221
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
Purchase Options.  The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of July 31, 2014, the total property cost of the 15 properties subject to purchase options was $120.5 million, and the total gross rental revenue from these properties was $2.6 million for the three months ended July 31, 2014.  The tenant in the Company's Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. The Company and its tenant are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price. The Company currently can give no assurance that the sale of the property pursuant to the purchase option will be completed.

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
Restrictions on Taxable Dispositions.  Approximately 110 of IRET's properties, consisting of 5.3 million square feet of the Company's combined commercial segments' properties and 5,106 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was $827.5 million at July 31, 2014. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company's business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders' best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of July 31, 2014 and 2013, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $154.4 million and $197.7 million, respectively.
Joint Venture Buy/Sell Options.  Certain of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners' interests. The Company currently has one joint venture, the Company's Southgate apartment project in Minot, North Dakota, in which the Company's joint venture partner can, for a four-year period beginning twelve months after the last certificate of occupancy is received for the project, compel the Company to acquire the partner's interest, for a price to be determined in accordance with the provisions of the joint venture agreement. The joint venture partner's interest is reflected as a redeemable noncontrolling interest on the condensed consolidated balance sheets.
Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of July 31, 2014, the Company is committed to fund $8.7 million in tenant improvements, within approximately the next 12 months.

Development, Expansion and Renovation Projects.  As of July 31, 2014, the Company had several development, expansion and renovation projects underway or recently completed, the costs for which have been capitalized, as follows:
			(in thousands)
Project Name and Location	Planned Segment	Square Feet or Number of Units	Anticipated Total Cost	Costs as of July 31, 2014(1)	Loans Closed or Committed	Anticipated Construction Completion
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	$37,201	$33,218	$24,480	FY2015 Q2
Minot Wells Fargo Bank - Minot, ND	Commercial Office	4,998 sq ft	3,288	1,550	0	FY2015 Q2
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	66 units	7,028	3,168	4,200	FY2015 Q3
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	33,448	19,048	24,250	FY2015 Q3
Red 20 - Minneapolis, MN(4)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	29,462	20,399	21,726	FY2015 Q3
Renaissance Heights I - Williston, ND(5)	Multi-Family Residential	288 units	62,362	44,251	43,672	FY2015 Q4
Roseville 3075 Long Lake Rd - Roseville, MN	Commercial Industrial	202,807 sq ft	13,915	2,578	11,000	FY2015 Q4
Chateau II - Minot, ND(6)	Multi-Family Residential	72 units	14,711	5,681	0	FY2016 Q1
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	40,042	9,333	24,500	FY2016 Q1
71 France Phase I - Edina, MN(7)	Multi-Family Residential	109 units	29,660	4,255	20,365	FY2016 Q1
Edina 6565 France SMC III - Edina, MN	Commercial Medical	72,012 sq ft	34,665	4,204	0	FY2016 Q2
PrairieCare Medical - Brooklyn Park, MN	Commercial Medical	75,000 sq ft	24,251	4,486	15,000	FY2016 Q2
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	24,519	1,793	0	FY2016 Q2
Other	n/a	n/a	n/a	874	n/a	n/a
			$354,552	$154,838	$189,193

(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights I - $23.0 million).
(2)	The Company is currently an approximately 52.9% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)	The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(5)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(6)
On December 5, 2013, this development project was destroyed by fire. As of July 31, 2014, $4.0 million of expected insurance proceeds were included in accounts receivable on the Company's consolidated balance sheet. See Note 2 for additional information.

(7)
The Company is currently an approximately 55.3% partner in the joint venture entity constructing this project. The project will be constructed in three phases, and at the conclusion of construction of the third phase, the Company will have an approximately 50.5% interest in the project. The anticipated total cost amount given in the table above is the total cost to the joint venture entity of the project's first phase. The expected total project cost for all three phases is approximately $69.9 million for a total of approximately 241 residential units and approximately 21,772 square feet of commercial retail space.

These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.
Construction interest capitalized for the three month periods ended July 31, 2014 and 2013, respectively, was $1.0 million and approximately $580,000 for development projects completed and in progress.

Pending Acquisitions. As of July 31, 2014, the Company had signed purchase agreements for the acquisition of the following properties. These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:
•
a 68-unit multi-family residential property in Bismarck, North Dakota, for a purchase price of $8.5 million, of which approximately $8.4 million is to be paid in cash with the remainder in limited partnership units of the Operating Partnership valued at approximately $100,000;

•	an approximately 12.7-acre parcel of vacant land in Monticello, Minnesota, for a purchase price of $1.7 million, to be paid in cash;
•
a 119-unit multi-family residential property in Bismarck, North Dakota, for a purchase price of $15.0 million, of which approximately $14.3 million is to be paid in cash with the remainder in limited partnership units of the Operating Partnership valued at approximately $700,000; and

•
a 74-unit multi-family residential property in Grand Forks, North Dakota, for a purchase price of $9.3 million, of which approximately $8.9 million is to be paid in cash with the remainder in limited partnership units of the Operating Partnership valued at approximately $400,000.

Pending Dispositions. As of July 31, 2014, the Company had signed sales agreements for the disposition of the following properties. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:
•	a commercial office property in Maple Grove, Minnesota, for a sales price of $7.2 million;
•	a commercial retail property in Fargo, North Dakota, for a sales price of $2.8 million; and
•	a multi-family residential property in St. Cloud, Minnesota, for a sales price of $4.5 million.

NOTE 7 • DISCONTINUED OPERATIONS
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
During the first quarter of fiscal year 2015, the Company applied ASU No. 2014-08 to the dispositions of one commercial office property, one commercial industrial property and one commercial retail property and to the classification of one commercial office property as held for sale and did not record any discontinued operations.  During the first three quarters of fiscal year 2014, the Company disposed of two multi-family residential properties, three commercial office properties, twelve commercial industrial properties and three commercial retail properties that were classified as discontinued operations. During the quarter ended April 30, 2014, the Company applied ASU No. 2014-08 to one property that was classified as held for sale and did not record any discontinued operations. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months ended July 31, 2013:
(in thousands)
Three Months Ended July 31, 2013
REVENUE
Real estate rentals	$1,632
Tenant reimbursement	719
TOTAL REVENUE	2,351
EXPENSES
Depreciation/amortization related to real estate investments	537
Utilities	128
Maintenance	185
Real estate taxes	528
Insurance	49
Property management expenses	118
Amortization related to non-real estate investments	49
Impairment of real estate investments	1,803
TOTAL EXPENSES	3,397
Operating loss	(1,046)
Interest expense	(287)
Loss from discontinued operations before gain on sale	(1,333)
Gain on sale of discontinued operations	1,943
INCOME FROM DISCONTINUED OPERATIONS	$610

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS
PROPERTY ACQUISITIONS
The Company added approximately $26.6 million of real estate properties to its portfolio through property acquisitions during the three months ended July 31, 2014, compared to $6.4 million in the three months ended July 31, 2013. The Company expensed approximately $75,000 and $101,000 of transaction costs related to the acquisitions in three months ended July 31, 2014 and 2013, respectively. The Company's acquisitions during the three months ended July 31, 2014 and 2013 are detailed below.
Three Months Ended July 31, 2014
		(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions	Date Acquired		Cash	Other(1)	Land	Building	Intangible Assets

Multi-Family Residential
152 unit – Homestead Garden - Rapid City, SD(2)	2014-06-02	$15,000	$5,092	$9,908	$655	$14,139	$206
52 unit – Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	2,261	215	3,006	59
		18,280	6,111	12,169	870	17,145	265

Unimproved Land
Creekside Crossing – Bismarck, ND	2014-05-22	4,269	4,269	0	4,269	0	0
PrairieCare Medical – Brooklyn Park, MN	2014-06-05	2,616	2,616	0	2,616	0	0
71 France Phase I – Edina, MN(3)	2014-06-12	1,413	0	1,413	1,413	0	0
		8,298	6,885	1,413	8,298	0	0

Total Property Acquisitions		$26,578	$12,996	$13,582	$9,168	$17,145	$265
(1)	Consists of assumed debt (Homestead Garden I - $9.9 million, Silver Springs - $2.3 million) and value of land contributed by the joint venture partner (71 France - $1.4 million).
(2)	At acquisition the Company adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(3)	Land is owned by a joint venture in which the Company currently has an approximately 55.3% interest. The joint venture is consolidated in IRET's financial statements.

Three Months Ended July 31, 2013

		(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Land	Building	Intangible Assets

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$6,200	$2,920	$3,280	$287	$5,551	$362

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	179	0	179	0	0

Total Property Acquisitions		$6,379	$3,099	$3,280	$466	$5,551	$362
(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.

Acquisitions in the three months ended July 31, 2014 and 2013 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the three months ended July 31, 2014 and 2013, respectively, (excluding development projects placed in service) are detailed below.
	(in thousands)
	Three Months Ended July 31
	2014	2013
Total revenue	$362	$186
Net (loss) income	$20	$(108)

DEVELOPMENT PROJECTS PLACED IN SERVICE
IRET Properties placed approximately $10.3 million of development projects in service during the three months ended July 31, 2014. There were no development projects placed in service in the three months ended July 31, 2013. The development projects placed in service during the three months ended July 31, 2014 are detailed below.
Three Months Ended July 31, 2014
		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
44 unit – Dakota Commons - Williston, ND(2)	2014-07-15	823	9,442	10,265

Total Development Projects Placed in Service		$823	$9,442	$10,265
(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the Renaissance Heights I project, which was partially placed in service during the fiscal year 2014 and the three months ended July 31, 2014.
(2)
Development property placed in service July 15, 2014. Costs paid in fiscal year 2014 totaled $8.1 million, including the land acquired in fiscal year 2013. Additional costs paid in fiscal year 2015 totaled $2.2 million, for a total project cost at July 31, 2014 of $10.3 million.

PROPERTY DISPOSITIONS
During the first quarter of fiscal year 2015, the Company sold one commercial office property and one commercial industrial property for a total sales price of $6.7 million. The Company also demolished a building at a commercial retail property in Weston, Wisconsin.
During the first quarter of fiscal year 2014, the Company sold four commercial industrial properties and one commercial retail property for a total sales price of $21.8 million. The following table details the Company's dispositions during the three months ended July 31, 2014 and 2013:
Three Months Ended July 31, 2014
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Office
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100	3,124	(24)

Commercial Industrial
198,600 sq ft Eagan 2785 & 2795 – Eagan, MN	2014-07-15	3,600	5,393	(1,793)

Commercial Retail
25,644 sq ft Weston Retail – Weston, WI	2014-07-28	n/a	1,176	(1,176)

Total Property Dispositions		$6,700	$9,693	$(2,993)

Three Months Ended July 31, 2013
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Commercial Industrial
41,880 sq ft Bodycote Industrial Building- Eden Prairie, MN	2013-05-13	3,150	1,375	1,775
42,244 sq ft Fargo 1320 45th Street N - Fargo, ND	2013-05-13	4,700	4,100	600
49,620 sq ft Metal Improvement Company - New Brighton, MN	2013-05-13	2,350	1,949	401
172,057 sq ft Roseville 2929 Long Lake Road - Roseville, MN	2013-05-13	9,275	9,998	(723)
		19,475	17,422	2,053

Commercial Retail
23,187 sq ft Eagan Community - Eagan, MN	2013-05-14	2,310	2,420	(110)

Total Property Dispositions		$21,785	$19,842	$1,943

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT
Most of the properties owned by the Company serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of July 31, 2014, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 2.40% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.
Of the mortgages payable, the balances of fixed rate mortgages totaled $971.3 million at July 31, 2014 and $977.2 million at April 30, 2014. The balances of variable rate mortgages totaled $45.4 million and $20.5 million as of July 31, 2014 and April 30, 2014, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of July 31, 2014, the weighted average rate of interest on the Company's mortgage debt was 5.32%, compared to 5.37% on April 30, 2014. The aggregate amount of required future principal payments on mortgages payable as of July 31, 2014, is as follows:
Fiscal year ended April 30,	(in thousands)
2015 (remainder)	$70,760
2016	92,893
2017	214,722
2018	113,386
2019	132,793
Thereafter	393,020
Total payments	$1,017,574
.
In the table above, included in the approximately $214.3 million (as of July 31, 2014) of future principal payments on mortgages payable in fiscal year 2017 is a non-recourse $122.6 million CMBS loan, for which nine of the Company's commercial office properties serve as collateral and under which a special-purpose subsidiary of the Company is the borrower. This loan matures in October 2016. Because the loan amount significantly exceeds the Company's current estimate of the fair value of this nine-property portfolio, the Company contacted the master servicer to initiate discussions on various alternatives with regard to the loan. During the first quarter of fiscal year 2015, the Company was notified that the loan has been transferred to the special servicer. The Company cannot predict the outcome of discussions with the special servicer regarding the loan. Cash flow from the portfolio currently covers debt service on the loan, and to date the borrower is current on all payments under the loan.
In addition to the individual first mortgage loans comprising the Company's $1.0 billion of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of July 31, 2014, lending commitments of $75.0 million. This facility is not included in the Company's mortgage indebtedness total. As of July 31, 2014, the line of credit was secured by mortgages on 14 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2014 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; MidCountry Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union and United Community Bank. As of July 31, 2014, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $12.5 million, and as of July 31, 2014 and April 30, 2014, the Company had borrowed $35.5 million and $22.5 million, respectively. The facility includes covenants and restrictions requiring the Company to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2014, the Company believes it was in compliance with the facility covenants.

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
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at July 31, 2014 and April 30, 2014.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets and liabilities measured at fair value on a nonrecurring basis at July 31, 2014 consisted of real estate investments that were written-down to estimated fair value during the three months ended July 31, 2014. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2014 consisted of real estate investments and real estate held for sale that was written-down to estimated fair value during fiscal year 2014. See Note 2 for additional information on impairment losses recognized during fiscal years 2014 and 2013. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:
	(in thousands)
	July 31, 2014
	Total	Level 1	Level 2	Level 3
ASSETS:
Real estate investments	$6,425	$0	$0	$6,425

	(in thousands)
	April 30, 2014
	Total	Level 1	Level 2	Level 3
ASSETS:
Real estate investments	$89,537	$0	$0	$89,537
Real estate held for sale	2,951	0	0	2,951
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

The estimated fair values of the Company's financial instruments as of July 31, 2014 and April 30, 2014, are as follows:
	(in thousands)
	July 31, 2014		April 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$60,620	$60,620	$47,267	$47,267
Other investments	329	329	329	329
FINANCIAL LIABILITIES
Other debt	83,624	83,727	63,132	63,250
Line of credit	35,500	35,500	22,500	22,500
Mortgages payable	1,017,574	1,173,786	997,689	1,130,262
NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company's unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Consolidated Balance Sheets. During fiscal year 2014 the Company identified an error pertaining to the reporting for a noncontrolling interest in a consolidated real estate joint venture formed in the fourth quarter of fiscal year 2013 for which the holder of such interest has the right to require the Company to acquire the interest at fair value twelve months after the final certificate of occupancy is obtained for the joint venture's development project. This error resulted in an overstatement of equity and offsetting understatement of the line entitled "redeemable noncontrolling interests – consolidated real estate entities" in the mezzanine section of the Company's consolidated balance sheet of $5.9 million as of July 31, 2013. The Company revised its previously issued statement of equity to correct the effect of this error.  See Note 2 for additional information.
As of July 31, 2014 and 2013, the estimated redemption value of the redeemable noncontrolling interests was $6.3 million and $5.9 million, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.
(in thousands)
Balance at April 30, 2013	$5,937
Net income	12
Balance at July 31, 2013	$5,949

(in thousands)
Balance at April 30, 2014	$6,203
Net income	110
Balance at July 31, 2014	$6,313

NOTE 12 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions. On September 3, 2014, the Company's Board of Trustees declared the following distributions:
Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	September 15, 2014	October 1, 2014
Preferred shares:
Series A	$0.5156	September 15, 2014	September 30, 2014
Series B	$0.4968	September 15, 2014	September 30, 2014
Completed Disposition. On August 29, 2014, the Company sold the Wirth Corporate Center, a commercial office property in Golden Valley, Minnesota, for a sale price of $4.5 million.
Pending Disposition.  Subsequent to the end of the first quarter of fiscal year 2015, the Company signed a sales agreement for the disposition of a commercial retail property and adjoining parcel of unimproved land in Kalispell, Montana, for a sales price of $1.9 million. This pending disposition is subject to various closing conditions and contingencies, and no assurances can be given that this transaction will be completed on the terms currently expected, or at all.
Insurance Proceeds.  Subsequent to the end of the first quarter of fiscal year 2015, the Company received final proceeds of $4.0 million for the 2013 Fire loss at the Chateau Apartments property, which reduced to zero the accounts receivable recorded at the time of the fire for expected proceeds.  No gain or loss on involuntary conversion was recorded due to the final settlement of the claim.

ITEM 2. MANAGEMENT'S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as the Company's audited financial statements for the fiscal year ended April 30, 2014, which are included in the Company's Form 10-K filed with the SEC on June 30, 2014.
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
Overview
IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of July 31, 2014, our real estate portfolio consisted of 96 multi-family residential properties containing 11,080 apartment units and having a total real estate investment amount net of accumulated depreciation of $634.1 million, and 163 commercial properties containing approximately 10.2 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $955.9 billion.
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
Critical Accounting Policies
In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's critical accounting policies is included in the Company's Form 10-K for the fiscal year ended April 30, 2014, filed with the SEC on June 30, 2014, in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended July 31, 2014.
Significant Events and Transactions during the Three Months Ended July 31, 2014 and 2013
Summarized below are the Company's significant transactions and events during the first quarters of fiscal years 2015 and 2014:
Three Months Ended July 31, 2014
•
The acquisition of two parcels of vacant land for possible future development: an approximately 35-acre parcel in Bismarck, North Dakota, for a purchase price of $4.3 million, and an approximately 10.5-acre parcel in Brooklyn Park, Minnesota, for a purchase price of $2.6 million.

•
The acquisition of two multi-family residential properties in Rapid City, South Dakota for a purchase price totaling $18.3 million, adding approximately 204 units to the Company's multi-family residential portfolio.

•	The disposition of a commercial office property in Edina, Minnesota, for a sale price of $3.1 million.
•
The placement into service of the Company's 44-unit Dakota Commons multi-family residential property in Williston, North Dakota, and of 54 units of the approximately 288-unit Renaissance Heights multi-family residential property in Williston, North Dakota, in which the Company has an approximately 70% interest.

•
The commencement of construction on the following development or redevelopment projects:  71 France (Phase I), an approximately 109-unit multi-family residential development in Edina, Minnesota; Edina 6565 France SMC III, an approximately 72,012 square foot medical office building in Edina, Minnesota; PrairieCare Medical, an approximately 75,000 square foot healthcare property in Brooklyn Park, Minnesota; Deer Ridge, an approximately 163-unit multi-family residential property in Jamestown, North Dakota; Minot Wells Fargo Bank, an approximately 4,998 square foot office property in Minot, North Dakota; and Roseville 3075 Long Lake Rd, an approximately 202,807 square foot industrial property in Roseville, Minnesota.

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

Market Conditions and Outlook
During the first quarter of fiscal year 2015, continued high occupancy levels in the Company's multi-family residential portfolio allowed the Company to implement selected rent increases, and the multi-family residential development projects placed in service (the Company's 44-unit Dakota Commons property in Williston, North Dakota, and 54 units in the approximately 288-unit Renaissance Heights property in Williston, North Dakota, in which the Company has an approximately 70% interest) experienced strong initial demand. Dakota Commons was 40.9% leased as of July 31, 2014, and 67 of the 108 completed Renaissance Heights units were leased as of July 31, 2014. The Company expects to see continued favorable results in this segment in the remainder of fiscal year 2015; however, the Company's ability to maintain occupancy levels and selectively raise rents remains dependent on continued healthy employment and wage growth. The Company also continues to observe considerable multi-family development activity in the Company's markets, and as this new construction is completed and leased, the Company will experience increased competition for tenants.
The Company's commercial office segment, mostly concentrated in Minnesota, continued to be affected by a number of adverse macro conditions, including real wage growth that remains mostly stagnant.  Although overall employment levels in the office sector are above pre-recession levels in most of the Company's markets, businesses appear to be maintaining their goal of increasing the density of their work spaces by placing more employees in less total square footage, and downsizing upon lease renewals. The Company expects this erosion in demand for office space to continue, which we expect will impede increases on rental rates in our commercial office portfolio. As a result, although the Company has experienced some modest growth in occupancy levels during the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014, the Company continues to expect a slow and uneven recovery in its office segment.
The Company's healthcare segment consists of medical office properties and senior housing facilities. The medical office sector remains stable with modest increases in both occupancy and rents. The Company's senior housing assets continue to benefit from the strengthening recovery in the housing market, as occupancy trends are closely aligned with the ability of seniors to sell their homes in anticipation of moving to a senior care facility.
Both the retail and industrial property markets continue to show signs of revival. In the industrial segment, a relative lack of new supply is leading to vacant industrial space being absorbed, with industrial rents in certain markets rising slightly to reflect this lack of new supply, and tenant concessions dissipating.
The Company plans to continue in the remainder of fiscal year 2015 its selective disposition of assets in non-core markets, particularly office and retail segment assets, and intends to use the proceeds from these dispositions to continue portfolio deleveraging and for developing and acquiring high-quality assets in the Company's multi-family and healthcare segments.
Same-store and Non-same-store Properties
Throughout this Quarterly Report on Form 10-Q, we have provided certain information on a same-store and non-same-store properties basis. Information provided on a same-store properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared (except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, and properties classified as discontinued operations), and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for commercial office, healthcare, industrial and retail properties.
For the comparison of the three months ended July 31, 2014 and 2013, all or a portion of 16 properties were non-same-store, of which non-same-store properties 7 were redevelopment or in-service development properties.

While there are judgments to be made regarding changes in designation, we typically remove properties from same-store to non-same-store when redevelopment has or is expected to have a significant impact on property net operating income within the fiscal year. Acquisitions are moved to same-store once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion. Our development projects in progress are not included in our non-same-store properties category until they are placed in-service, which occurs upon the substantial completion of a commercial property, and upon receipt of a certificate of occupancy, in the case of a multi-family residential development project. They are then subsequently moved from non-same-store to same-store when the property has been in-service for the entirety of both periods being compared and has reached the target level of occupancy specified above.
RESULTS OF OPERATIONS
Consolidated Results of Operations for the Three Months Ended July 31, 2014 and 2013
The discussion that follows is based on our consolidated results of operations for the three months ended July 31, 2014 and 2013.
	(in thousands, except percentages)
	Three Months Ended July 31		2014 vs 2013
	2014	2013	$ Change	% Change
Real estate rentals	$57,126	$53,623	$3,503	6.5%
Tenant reimbursement	10,711	11,475	(764)	(6.7)%
TRS senior housing revenue	793	0	793	n/a
TOTAL REVENUE	68,630	65,098	3,532	5.4%
Depreciation/amortization related to real estate investments	16,184	18,056	(1,872)	(10.4)%
Utilities	4,681	4,923	(242)	(4.9)%
Maintenance	7,764	7,729	35	0.5%
Real estate taxes	8,501	8,375	126	1.5%
Insurance	1,736	1,301	435	33.4%
Property management expenses	4,630	4,135	495	12.0%
Other property expenses	206	177	29	16.4%
TRS senior housing expenses	693	0	693	n/a
Administrative expenses	3,485	2,524	961	38.1%
Advisory and trustee services	179	229	(50)	(21.8)%
Other expenses	612	679	(67)	(9.9)%
Amortization related to non-real estate investments	872	944	(72)	(7.6)%
Impairment of real estate investments	2,320	0	2,320	n/a
TOTAL EXPENSES	51,863	49,072	2,791	5.7%
Gain on involuntary conversion	0	966	(966)	(100.0)%
Operating income	16,767	16,992	(225)	(1.3)%
Interest expense	(14,664)	(14,596)	(68)	0.5%
Interest income	560	188	372	197.9%
Other income	131	22	109	495.5%
Income before loss on sale of real estate and other investments and income from discontinued operations	2,794	2,606	188	7.2%
Loss on sale of real estate and other investments	(2,993)	0	(2,993)	n/a
(Loss) income from continuing operations	(199)	2,606	(2,805)	(107.6)%
Income from discontinued operations	0	610	(610)	(100.0)%
NET (LOSS) INCOME	(199)	3,216	(3,415)	(106.2)%
Net loss (income) attributable to noncontrolling interests – Operating Partnership	402	(50)	452	(904.0)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(354)	(88)	(266)	302.3%
Net (loss) income attributable to Investors Real Estate Trust	(151)	3,078	(3,229)	(104.9)%
Dividends to preferred shareholders	(2,879)	(2,879)	0	0.0%
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(3,030)	$199	(3,229)	(1622.6)%

Revenues.  Revenues for the three months ended July 31, 2014 were $68.6 million compared to $65.1 million in the three months ended July 31, 2013, an increase of $3.5 million or 5.4%. The increase in revenue for the three months ended July 31, 2014 resulted both from properties acquired and development projects placed in service in Fiscal 2015 and 2014 and from same-store properties, as shown in the table below.
(in thousands)
Increase in Total Revenue Three Months ended July 31, 2014
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2015	$413
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2014 in excess of that received in Fiscal 2014 from the same properties	2,569
Decrease in rent primarily from properties disposed in Fiscal 2015	(490)
Increase in rent on same-store properties(1)	247
TRS senior housing revenue in excess of that received in Fiscal 2014(2)	793
Net increase in total revenue	$3,532
(1)	See analysis of NOI by segment on pages 35-39 of the MD&A for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.
Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments decreased by 10.4% to $16.2 million in the first quarter of fiscal year 2015, compared to $18.1 million in the same period of the prior fiscal year. This decrease was primarily attributable to a change in the lives of several intangible assets due to a change in lease terms in fiscal year 2014.
Utilities.  Utilities decreased by 4.9% to $4.7 million in the first quarter of fiscal year 2015, compared to $4.9 million in the same period of the prior fiscal year. Same-store properties realized a decrease of $345,000 which was primarily attributable to a decrease in utility rates.  This decrease was offset by an increase of $103,000 attributable to the addition of new income producing real estate properties.
Maintenance.  Maintenance expenses increased by 0.5% to $7.8 million in the first quarter of fiscal year 2015, compared to $7.7 million in the same period of the prior fiscal year.  An increase of $130,000 was attributable to the addition of new income producing real estate properties while same-store properties realized a decrease of $95,000 compared to the prior year.
Real Estate Taxes.  Real estate taxes increased by 1.5% to $8.5 million in the first quarter of fiscal year 2015, compared to $8.4 million in the same period of the prior fiscal year. An increase of $194,000 was attributable to the addition of new income-producing real estate properties while same-store properties realized a decrease of $67,000 compared to the prior year.
Insurance.  Insurance expense increased by 33.4% to $1.7 million in the first quarter of fiscal year 2015, compared to $1.3 million in the same period of the prior fiscal year. Approximately $219,000 of the increase was attributable to increased self-insurance claims at existing properties while insurance premiums increased by $70,000 when compared to the prior year.  The remaining difference was attributable to the addition of new income-producing real estate properties.
Property Management Expenses.  Property management expenses increased by 12.0% to $4.6 million in the first quarter of fiscal year 2015, compared to $4.1 million in the same period of the prior fiscal year. An increase of $251,000 was attributable to internal property management expenses at same-store properties while the addition of new income-producing real estate properties accounted for an increase of $241,000.
Other Property Expenses.  Other property expense, consisting of bad debt provision expense, increased by 16.4% to approximately $206,000 in the first quarter of fiscal year 2015, compared to approximately $177,000 in the same period of the prior fiscal year.
TRS Senior Housing Expenses.  The Company has one TRS, acquired during the second quarter of fiscal year 2014, which is the tenant in the Company's Legends at Heritage Place senior housing facility. Property management expenses for the Heritage Place property are paid by the TRS, as the tenant in the property, and revenue from the Heritage Place facility is shown as TRS senior housing revenue on the Condensed Consolidated Statements of Operations. TRS senior housing expense was approximately $693,000 in the first quarter of fiscal year 2015.  The Company had no TRS senior housing expenses in the same period of the prior fiscal year.
Administrative Expenses.  Administrative expenses increased by 38.1% to $3.5 million in the first quarter of fiscal year 2015, compared to $2.5 million in the same period of the prior fiscal year. This change was primarily due to an increase of approximately $801,000 in share-based executive compensation and an increase of approximately $137,000 in salary expense related to high labor costs in our energy-impacted markets.

Advisory and Trustee Services.  Advisory and trustee services expense decreased by 21.8% to approximately $179,000 in the first quarter of fiscal year 2015, compared to approximately $229,000 in the same period of the prior fiscal year.
Other Expenses.  Other expenses decreased 9.9% to approximately $612,000 in the first quarter of fiscal year 2015, compared to approximately $679,000 in the same period of the prior fiscal year.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments decreased 7.6% in the first quarter of fiscal year 2015 to approximately $872,000, compared to approximately $944,000 in the same period of the prior fiscal year.
Impairment of Real Estate Investments.  During the three months ended July 31, 2014, the Company incurred a loss of $2.3 million due to the impairment of a commercial office property and a commercial retail property with an adjacent parcel of unimproved land. No impairment from continuing operations was recognized in the three months ended July 31, 2013. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Gain on Involuntary Conversion.  During the first quarter of fiscal year 2014, the Company recognized a gain on involuntary conversion of $966,000. No gain on involuntary conversion was recognized in the first quarter of fiscal year 2015. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Interest Expense.  Components of interest expense in the three months ended July 31, 2014 and 2013 were as follows.
	(in thousands) Three Months Ended July 31		2014 vs. 2013
	2014	2013	$ Change	% Change
Mortgage debt	$13,409	$14,170	$(761)	(5.4%)
Line of credit	422	132	290	219.7%
Other	833	294	539	183.3%
Total interest expense	$14,664	$14,596	$68	0.5%
Mortgage interest decreased by 5.4% to $13.4 million in the first quarter of fiscal year 2015, compared to $14.2 million in the same period of the prior fiscal year.  Mortgages on properties newly acquired in fiscal years 2015 and 2014 added approximately $177,000 to our mortgage interest expense in the three months ended July 31, 2014, while mortgage interest on same-store properties decreased approximately $938,000 compared to the three months ended July 31, 2013, primarily due to loan payoffs and refinancings. Our overall weighted average mortgage interest rate was 5.32% and 5.54% as of July 31, 2014 and 2013, respectively.
Interest expense on our line of credit increased by 219.7% to approximately $422,000 in the first quarter of fiscal year 2015, compared to approximately $132,000 in the same period of the prior fiscal year, primarily due to a higher average outstanding balance during the first quarter of fiscal year 2015.
Other interest consists of interest on the Company's construction loans, a financing liability, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased by 183.3% to approximately $833,000 in the first quarter of fiscal year 2015, compared to approximately $294,000 in the same period of the prior fiscal year, primarily due to interest on a financing liability that was not in place for the entirety of the first quarter of fiscal year 2014.
Interest Income and Other Income.  The Company recorded interest income in the first quarter of fiscal years 2015 and 2014 of approximately $560,000 and $188,000, respectively. The increase was primarily due to interest earned on a contract for deed that was not in place for the entirety of the first quarter of fiscal year 2014. See the Proceeds from Financing Liability section of Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information. Other income consists of real estate tax appeal refunds and other miscellaneous income. The Company earned other income in the first quarter of fiscal years 2015 and 2014 of approximately $131,000 and $22,000, respectively.
Loss on Sale of Real Estate and Other Investments. The Company recorded a net loss of $3.0 million on the disposal of 3 properties in the first quarter of fiscal year 2015.  Properties sold in the first quarters of fiscal years 2015 and 2014 are detailed below in the section captioned "Property Dispositions."
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
The Company recorded no income from discontinued operations in the first quarter of fiscal year 2015, compared to approximately $610,000 in the same period of the prior fiscal year. During the first three quarters of fiscal year 2014, the Company disposed of two multi-family residential properties, three commercial office properties, twelve commercial industrial properties and three commercial retail properties that were classified as discontinued operations. The Company realized a gain on sale of discontinued operations of approximately $1.9 million in the first quarter of fiscal year 2014. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net Income.  Net loss available to common shareholders for the first quarter of fiscal year 2015 was $(3.0) million, compared to net income available to common shareholders of approximately $199,000 in the first quarter of fiscal year 2014. On a per common share basis, net income was $(.03) per common share in the first quarter of fiscal year 2015, compared to $.00 in the same period of the prior fiscal year.
Occupancy
Occupancy as of July 31, 2014 compared to July 31, 2013 increased in four of our five reportable segments (multi-family residential, commercial healthcare, commercial industrial and commercial retail), decreasing slightly in our commercial office segment, on a same-store basis. Occupancy increased in all segments on an all-property basis. The increased occupancy in the commercial industrial segment is due to the lease-up of 90,363 square feet at the Company's Urbandale, Iowa property, which raised occupancy in that segment to 100%. The increased occupancy in the commercial retail segment is primarily due to the lease-up of an anchor location for 84,338 square feet at the Company's Jamestown Buffalo Mall property in Jamestown, North Dakota. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.
Occupancy Levels on a Same-store Property and All Property Basis:
	Same-store Properties		All Properties
	As of July 31,		As of July 31,
Segments	2014	2013	2014	2013
Multi-Family Residential	93.8%	93.4%	93.4%	92.8%
Commercial Office	81.3%	81.5%	81.3%	80.8%
Commercial Healthcare	96.3%	95.4%	96.5%	95.4%
Commercial Industrial	100.0%	91.0%	100.0%	79.8%
Commercial Retail	86.3%	81.9%	86.3%	80.3%
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
The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for the three months ended July 31, 2014 and 2013.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
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

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013
All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three months ended July 31, 2014 and 2013.
	(in thousands, except percentages)
	Three Months Ended July 31
	2014	2013	$ Change	% Change
All Segments

Real estate revenue
Same-store	$64,407	$64,159	$248	0.4%
Non-same-store(1)	3,430	939	2,491	265.3%
Total	$67,837	$65,098	$2,739	4.2%

Real estate expenses
Same-store	$26,284	$26,137	$147	0.6%
Non-same-store(1)	1,234	503	731	145.3%
Total	$27,518	$26,640	$878	3.3%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a
Non-same-store(1)	0	966	(966)	(100.0)%
Total	$0	$966	$(966)	(100.0)%

Net operating income
Same-store	$38,123	$38,022	$101	0.3%
Non-same-store(1)	2,196	1,402	794	56.6%
Total	$40,319	$39,424	$895	2.3%
TRS senior housing revenue	793	0
TRS senior housing expenses	(693)	0
Depreciation/amortization	(17,056)	(19,000)
Administrative, advisory and trustee services	(3,664)	(2,753)
Other expenses	(612)	(679)
Impairment of real estate investments	(2,320)	0
Interest expense	(14,664)	(14,596)
Interest and other income	691	210
Income before loss on sale of real estate and other investments and income from discontinued operations	2,794	2,606
Loss on sale of real estate and other investments	(2,993)	0
(Loss) income from continuing operations	(199)	2,606
Income from discontinued operations(2)	0	610
Net (loss) income	$(199)	$3,216

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
FY2015 -	Multi-Family Residential -
Colonial Villa, Burnsville, MN; Cypress Court, St. Cloud, MN;  Dakota Commons, Williston, ND; Homestead Garden, Rapid City, SD; Landing at Southgate, Minot, ND; Pinecone Villas, Sartell, MN;  Renaissance Heights I, Williston, ND; River Ridge, Bismarck, ND; Silver Springs, Rapid City, SD and Southpoint, Grand Forks, ND.
Total number of units, 1,102.

	Commercial Healthcare -	Spring Creek Fruitland, Fruitland, ID. Total rentable square footage, 39,500.
	Commercial Industrial -	Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 17,750.

FY2014 -	Multi-Family Residential -	Colonial Villa, Burnsville, MN Total number of units, 240.
	Commercial Industrial -	Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 17,750.

Sold -	Commercial Office -	Dewey Hill Business Center, Edina, MN. NOI for the three months ended July 31, 2014 and 2013, respectively, $2 and $(1).
	Commercial Industrial -	Eagan 2785 & 2795 Hwy 55, Eagan, MN. NOI for the three months ended July 31, 2014 and 2013, respectively, $5 and $(51).
	Commercial Retail -	Weston Retail, Weston, WI. NOI for the three months ended July 31, 2014 and 2013, respectively, $0 and $(10).

(2)	Discontinued operations include gain on disposals and income from operations for:

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

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from same-store properties in our multi-family residential segment increased by $540,000 in the three months ended July 31, 2014 compared to the same period in the prior fiscal year. The increase was attributable to continued levels of high occupancy which provided the ability to raise rents.
Real estate expenses at same-store properties increased by $612,000 in the three months ended July 31, 2014 compared to the same period in the prior fiscal year. The primary factors were increased insurance expenses of $327,000 and increased maintenance expenses of $232,000.  The increase in insurance expense was primarily due to an increase in insurance claims while the increase in maintenance expense was due to increased labor and benefit costs resulting from the ability to hire additional personnel in energy impacted markets where we were previously understaffed.  All other real estate expenses combined increased by $53,000.

	(in thousands, except percentages)
	Three Months Ended July 31,
	2014	2013	$ Change	% Change
Multi-Family Residential

Real estate revenue
Same-store	$24,547	$24,007	$540	2.2%
Non-same-store	3,180	366	2,814	768.9%
Total	$27,727	$24,373	$3,354	13.8%

Real estate expenses
Same-store	$11,151	$10,539	$612	5.8%
Non-same-store	1,070	307	763	248.5%
Total	$12,221	$10,846	$1,375	12.7%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a
Non-same-store	0	966	(966)	(100.0)%
Total	$0	$966	$(966)	(100.0)%

Net operating income
Same-store	$13,396	$13,468	$(72)	(0.5)%
Non-same-store	2,110	1,025	1,085	105.9%
Total	$15,506	$14,493	$1,013	7.0%

Occupancy	2014	2013
Same-store	93.8%	93.4%
Non-same-store	89.5%	66.3%
Total	93.4%	92.8%

Number of Units	2014	2013
Same-store	9,978	9,979
Non-same-store	1,102	240
Total	11,080	10,219

Commercial Office
Real estate revenue from same-store properties in our commercial office segment decreased by $425,000 in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014. The decrease in revenue was due to a decrease in tenant reimbursements of $585,000 which resulted from a decrease in recoverable operating expenses and a slight decrease in occupancy.  This decrease was offset by an increase in rental revenue of $158,000 and an increase in other real estate revenue items of $2,000.
Real estate expenses at same-store properties decreased by $379,000 in the first quarter of fiscal year 2015 compared to the first quarter of fiscal 2014. The primary factors were decreased maintenance expenses of $307,000 and decreased utility expenses of $225,000.  The decrease in maintenance expenses resulted from fewer general maintenance items being completed during the quarter while the decrease in utility expenses was primarily attributable to a decrease in utility rates. Real estate tax, insurance, property management and other property expenses increased by a combined $153,000.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2014	2013	$ Change	% Change
Commercial Office

Real estate revenue
Same-store	$18,837	$19,262	$(425)	(2.2)%
Non-same-store	9	53	(44)	(83.0)%
Total	$18,846	$19,315	$(469)	(2.4)%

Real estate expenses
Same-store	$9,320	$9,699	$(379)	(3.9)%
Non-same-store	7	54	(47)	(87.0)%
Total	$9,327	$9,753	$(426)	(4.4)%

Net operating income
Same-store	$9,517	$9,563	$(46)	(0.5)%
Non-same-store	2	(1)	3	(300.0)%
Total	$9,519	$9,562	$(43)	(0.5)%

Occupancy	2014	2013
Same-store	81.3%	81.5%
Non-same-store	n/a	35.7%
Total	81.3%	80.8%

Rentable Square Footage	2014	2013
Same-store	4,758,672	4,755,421
Non-same-store	0	73,338
Total	4,758,672	4,828,759

Commercial Healthcare
Real estate revenue from same-store properties in our commercial healthcare segment increased by $57,000 in the three months ended July 31, 2014 compared to the same period in the prior fiscal year. Real estate rental revenue increased by $143,000 due to increased occupancy.  This increase was offset by a decrease in tenant reimbursements of $76,000 and a decrease in other real estate revenue items of $10,000.
Real estate expenses from same-store properties increased by $80,000 in the three months ended July 31, 2014 compared to the same period in the prior fiscal year. The increase in expenses was primarily attributable to an increase in property management expenses of $69,000.  All other real estate expenses combined increased by $11,000.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2014	2013	$ Change	% Change
Commercial Healthcare

Real estate revenue
Same-store	$16,130	$16,073	$57	0.4%
Non-same-store	168	0	168	n/a
Total	$16,298	$16,073	$225	1.4%

Real estate expenses
Same-store	$4,364	$4,284	$80	1.9%
Non-same-store	52	0	52	n/a
Total	$4,416	$4,284	$132	3.1%

Net operating income
Same-store	$11,766	$11,789	$(23)	(0.2)%
Non-same-store	116	0	116	n/a
Total	$11,882	$11,789	$93	0.8%

Occupancy	2014	2013
Same-store	96.3%	95.4%
Non-same-store	100.0%	n/a
Total	96.5%	95.4%

Rentable Square Footage	2014	2013
Same-store	2,956,216	2,956,022
Non-same-store	137,674	0
Total	3,093,890	2,956,022

Commercial Industrial
Real estate revenue from same-store properties in our commercial industrial segment decreased by $21,000 in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014. The decrease was primarily due to a decrease in tenant reimbursements of $24,000 which resulted from a refund being issued to tenants at our Urbandale, Iowa property for prior year recovered expenses.  Rental revenue increased by $3,000 due to increased occupancy.
Real estate expenses from same-store properties increased by $23,000 in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The increase was primarily due to an increase in the bad debt provision of $11,000.  All other real estate expenses combined increased by $12,000.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2014	2013	$ Change	% Change
Commercial Industrial

Real estate revenue
Same-store	$1,497	$1,518	$(21)	(1.4)%
Non-same-store	73	520	(447)	(86.0)%
Total	$1,570	$2,038	$(468)	(23.0)%

Real estate expenses
Same-store	$345	$322	$23	7.1%
Non-same-store	105	132	(27)	(20.5)%
Total	$450	$454	$(4)	(0.9)%

Net operating income
Same-store	$1,152	$1,196	$(44)	(3.7)%
Non-same-store	(32)	388	(420)	(108.2)%
Total	$1,120	$1,584	$(464)	(29.3)%

Occupancy	2014	2013
Same-store	100.0%	91.0%
Non-same-store	100.0%	53.6%
Total	100.0%	79.8%

Rentable Square Footage	2014	2013
Same-store	1,002,361	1,002,361
Non-same-store	17,750	427,672
Total	1,020,111	1,430,033

Commercial Retail
Real estate revenue from same-store properties in our commercial retail segment increased by $97,000 in the three months ended July 31, 2014 compared to the same period in the prior fiscal year.  The increase in revenue was due primarily to increased rental revenue of $81,000 and increased tenant reimbursements of $15,000 which were the result of increased occupancy.  Other real estate revenue items increased by $1,000.
Real estate expenses from same-store properties decreased by $189,000 in the three months ended July 31, 2014 compared to the same period in the prior fiscal year.  The primary factors were decreased other property expenses of $96,000 and decreased maintenance expenses of $47,000.  The decrease in other property expenses was due to a decrease in the bad debt provision while the decrease in maintenance expenses was due to fewer general maintenance items being completed during the quarter and a decrease in snow removal.  Utility, real estate tax, insurance and property management expenses decreased by a combined $46,000.
	(in thousands, except percentages)
	Three Months Ended July 31,
	2014	2013	$ Change	% Change
Commercial Retail

Real estate revenue
Same-store	$3,396	$3,299	$97	2.9%
Non-same-store	0	0	0	n/a
Total	$3,396	$3,299	$97	2.9%

Real estate expenses
Same-store	$1,104	$1,293	$(189)	(14.6)%
Non-same-store	0	10	(10)	(100.0)%
Total	$1,104	$1,303	$(199)	(15.3)%

Net operating income
Same-store	$2,292	$2,006	$286	14.3%
Non-same-store	0	(10)	10	(100.0)%
Total	$2,292	$1,996	$296	14.8%

Occupancy	2014	2013
Same-store	86.3%	81.9%
Non-same-store	n/a	0.0%
Total	86.3%	80.3%

Rentable Square Footage	2014	2013
Same-store	1,282,678	1,282,518
Non-same-store	0	25,644
Total	1,282,678	1,308,162

Analysis of Commercial Segments' Credit Risk and Leases
Credit Risk
The following table lists our top ten commercial tenants on July 31, 2014, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of July 1, 2014.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 14.4% of our total commercial segments' minimum rents as of July 1, 2014, and they accounted for approximately 7.7% of our total real estate rentals as of July 1, 2014.
As of July 31, 2014, 57 of our 163 commercial properties, including all 20 of our Edgewood Vista properties, all seven of our Idaho Spring Creek senior housing properties, and all five of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.
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
Lessee	% of Total Commercial Segments' Minimum Rents as of July 1, 2014
Affiliates of Edgewood Vista	14.4%
St. Luke's Hospital of Duluth, Inc.	3.7%
Fairview Health Services	3.7%
Applied Underwriters	2.4%
HealthEast Care System	1.8%
Affiliates of Siemens USA (NYSE: SI)	1.4%
Nebraska Orthopaedic Hospital(1)	1.4%
Microsoft (NASDAQ: MSFT)	1.3%
Arcadis Corporate Services, Inc.	1.3%
State of Idaho Department of Health and Welfare	1.2%
All Others	67.4%
Total Monthly Commercial Rent as of July 1, 2014	100.0%
(1)
The tenant in the Company's Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. The Company and its tenant are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price. The Company currently can give no assurance that the sale of the property pursuant to the purchase option will be completed.

Commercial Leasing Activity
During fiscal year 2015, we have executed new and renewal commercial leases for our same-store rental properties on 289,981 square feet for the three months ended July 31, 2014.  As a result of our leasing efforts, occupancy in our same-store commercial portfolio increased to 88.3% as of July 31, 2014, up from 86.6% as of July 31, 2013.
The total leasing activity for our same-store commercial rental properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels are as follows:
Three Months Ended July 31, 2014
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy

Segments	2014	2013	2014	2013	2014	2013	2014	2013
Office	39,120	126,992	126,732	57,545	165,852	184,537	81.3%	81.5%
Healthcare	8,947	21,503	39,016	13,528	47,963	35,031	96.3%	95.4%
Industrial	0	50,040	0	222,077	0	272,117	100.0%	91.0%
Retail	24,222	91,957	51,944	12,565	76,166	104,522	86.3%	81.9%
Total	72,289	290,492	217,692	305,715	289,981	596,207	88.3%	86.6%
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

New Leases
The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store commercial rental properties:
Three Months Ended July 31, 2014
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)			Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	39,120	126,992	4.9	4.9	$12.90	$13.01	$10.98	$15.17	$4.18	$4.32
Healthcare	8,947	21,503	8.6	5.6	21.10	21.94	29.69	49.69	9.10	5.30
Industrial	0	50,040	0.0	4.3	0.00	4.10	0.00	0.00	0.00	0.34
Retail	24,222	91,957	4.5	4.3	9.00	3.62	14.96	0.57	5.47	4.20
Total	72,289	290,492	5.3	4.9	$12.61	$9.17	$14.63	$10.49	$5.22	$3.67
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

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments. The increase in the average effective rental rates of new leases executed in the three months ended July 31, 2014 in our commercial retail segment when compared to new leases executed for the same period in the prior year is due to the signing of a new anchor tenant lease at our Jamestown Buffalo Mall property in the prior period. In June of 2013, we executed a ten year lease with an effective date of August 1, 2013 for 84,338 square feet with a new anchor tenant at an average effective rent of $2.75 per square foot. This space was vacated by the former anchor tenant, which was paying $1.70 per square foot at the time their lease expired on May 31, 2013. Absent this transaction, the average effective rental rate for leases executed in our commercial retail segment in the three months ended July 31, 2013 would have been $11.83 per square foot. The increase in the average effective rental rate of new leases executed in the total commercial portfolio for the three months ended July 31, 2014 when compared to the same period in the prior year is due primarily to the lease transaction mentioned above and the fact that there were no new commercial industrial leases executed in the three months ended July 31, 2014.

Lease Renewals
The following table summarizes our lease renewal activity within our same-store commercial segments (square feet data in thousands):
Three Months Ended July 31, 2014
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	126,732	57,545	52.1%	90.5%	3.3	3.5	23.6%	1.7%	$6.04	$2.20	$1.93	$1.79
Healthcare	39,016	13,528	90.7%	100.0%	5.6	7.5	4.5%	7.3%	5.03	25.76	2.01	2.82
Industrial	0	222,077	0.0%	47.9%	0.0	3.3	0.0%	5.7%	0.00	0.00	0.00	0.30
Retail	51,944	12,565	25.6%	5.8%	4.3	4.2	27.0%	3.1%	4.78	0.00	0.13	0.00
Total	217,692	305,715	48.9%	56.8%	4.1	4.0	18.0%	4.5%	$5.56	$1.55	$1.51	$0.68
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

The increase in the weighted average growth in effective rents for the three months ended July 31, 2014 in our commercial office and commercial retail segments when compared to the same period in the prior year was due to executed lease renewals in each segment that contained significant tenant improvement allowances.  These significant tenant improvement allowances negotiated by the tenants required increased rental rates to be negotiated by IRET as well.  Absent these leases, the weighted average growth rate in effective rents for the commercial office and commercial retail segments for the three months ended July 31, 2014 would have been 8.9% and 4.8% respectively and the weighted average growth in effective rents for the entire commercial portfolio would have been 6.2%.
Lease Expirations
Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated commercial segments properties, including square footage and annualized base rent for expiring leases, as of July 31, 2014.
Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2015(remainder)(1)	140	947,360	10.5%	$13,122,352	10.7%
2016	125	1,253,811	14.0%	17,005,039	13.8%
2017	132	1,199,203	13.4%	19,622,750	15.9%
2018	90	721,809	8.0%	11,956,009	9.7%
2019	86	1,321,573	14.7%	16,344,306	13.3%
2020	43	652,264	7.2%	7,267,734	5.9%
2021	43	359,401	4.0%	5,436,404	4.4%
2022	42	1,352,847	15.1%	16,735,550	13.6%
2023	11	468,709	5.2%	2,021,818	1.7%
2024	46	428,590	4.8%	7,045,221	5.7%
Thereafter	16	276,677	3.1%	6,479,584	5.3%
Totals	774	8,982,244	100.0%	$123,036,767	100.0%
(1)	Includes month-to-month leases. As of July 31, 2014 month-to-month leases accounted for 455,380 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of July 1, 2014, multiplied by 12.
(3)
Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 98,174 square feet of income producing real estate operated within a TRS.

Because of the diverse property types in the Company's commercial portfolio and the dispersed locations of a substantial portion of the portfolio's properties in secondary and tertiary markets, information on current market rents is difficult to obtain, is highly subjective, and is often not directly comparable between properties. As a result, the Company believes that the increase or decrease in effective rent on its recent leases is the most objective and meaningful information available regarding rent trends and the relationship between rents on leases expiring in the near term and current market rents across the Company's markets. The Company believes that rents on its new and renewed leases generally approximate market rents.
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the first quarter of fiscal year 2015, the Company closed on its acquisition of:
•
a 152-unit multi-family residential property in Rapid City, South Dakota, on approximately 10.0 acres of land, for a purchase price of $15.0 million, of which $9.9 million consisted of the assumption of existing debt, with the remainder paid in cash;

•
a 52-unit multi-family residential property in Rapid City, South Dakota, on approximately 2.0 acres of land, for a purchase price of $3.3 million, of which $2.3 million consisted of the assumption of existing debt, with the remainder paid in cash;

•	an approximately 35-acre parcel of vacant land in Bismarck, North Dakota, acquired for possible future development, for a purchase price of $4.3 million, paid in cash;
•	an approximately 10.5-acre parcel of vacant land in Brooklyn Park, Minnesota, acquired for development as the PrairieCare Medical project, for a purchase price of $2.6 million, paid in cash; and
•	an approximately 55.3% interest in a joint venture entity currently constructing the 71 France Phase I project in Edina, Minnesota, a 109-unit multi-family residential property.
During the first quarter of fiscal year 2015, the Company sold one commercial office property and one commercial industrial property for a total sales price of $11.7 million. The Company also demolished a building at a commercial retail property in Weston, Wisconsin. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing the Company's acquisitions and dispositions during the three month periods ended July 31, 2014 and 2013.
Development and Re-Development Projects
The following tables provide additional detail, as of July 31, 2014, on the Company's in-service (completed) development and re-development projects and development and re-development projects in progress. All of these projects are excluded from the same-store pool. The Company measures initial yield on its development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects listed below range from an estimated approximate 5.0% to an estimated approximate 14.0% initial yield. The higher initial returns are for those projects that are located in certain of the Company's markets which are experiencing higher levels of economic growth due primarily to energy development. In these markets, actual initial yields upon project completion have been above our initial projections due to heightened tenant demand, low vacancy and rent growth in this region. However, the Company currently expects that elevated construction costs in these markets, combined with increased development activity in the region, may make it less likely that actual initial yields upon project completion for the Company's development projects in progress in these markets will materially exceed the estimated initial yields forecast at the project underwriting stage. The Company expects these trends of elevated construction costs and increased competition from other developers to eventually move yields on its development projects in the region to more modest levels similar to returns being achieved in other parts of the United States.

Projects Completed in the Three Months Ended July 31, 2014
				(in thousands)
Project Name and Location	Segment	Total Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of July 31, 2014(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	40.9%	$10,736	$10,265	$244,000	FY2015 Q1	FY2017 Q1
(1)	Excludes tenant improvements and leasing commissions.

Projects in Progress at July 31, 2014
				(in thousands)
Project Name and Location	Planned Segment	Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of July 31, 2014(1)	Anticipated Construction Completion
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	43.0%	$37,201	$33,218	FY2015 Q2
Minot Wells Fargo Bank - Minot, ND	Commercial Office	4,998 sq ft	100%	3,288	1,550	FY2015 Q2
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	66 units	0%	7,028	3,168	FY2015 Q3
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	0%	33,448	19,048	FY2015 Q3
Red 20 - Minneapolis, MN(4)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	21.0%	29,462	20,399	FY2015 Q3
Renaissance Heights I - Williston, ND(5)	Multi-Family Residential	288 units	42.8%	62,362	44,251	FY2015 Q4
Roseville 3075 Long Lake Rd - Roseville, MN	Commercial Industrial	202,807 sq ft	5.38%	13,915	2,578	FY2015 Q4
Chateau II - Minot, ND(6)	Multi-Family Residential	72 units	0%	14,711	5,681	FY2016 Q1
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	0%	40,042	9,333	FY2016 Q1
71 France Phase I - Edina, MN(7)	Multi-Family Residential	109 units	0%	29,660	4,255	FY2016 Q1
Edina 6565 France SMC III - Edina, MN	Commercial Medical	72,012 sq ft	0%	34,665	4,204	FY2016 Q2
PrairieCare Medical - Brooklyn Park, MN	Commercial Medical	75,000 sq ft	100%	24,251	4,486	FY2016 Q2
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	0%	24,519	1,793	FY2016 Q2
Other	n/a	n/a	n/a	n/a	874	n/a
				$354,552	$154,838

(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights I - $23.0 million).
(2)	The Company is currently an approximately 52.9% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)	The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(5)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(6)
On December 5, 2013, this development project was destroyed by fire. As of July 31, 2014, $4.0 million of expected insurance proceeds were included in accounts receivable on the Company's consolidated balance sheet. See Note 2 for additional information.

(7)
The Company is currently an approximately 55.3% partner in the joint venture entity constructing this project. The project will be constructed in three phases, and at the conclusion of construction of the third phase, the Company will have an approximately 50.5% interest in the project. The anticipated total cost amount given in the table above is the total cost to the joint venture entity of the project's first phase. The expected total project cost for all three phases is approximately $69.9 million for a total of approximately 241 residential units and approximately 21,772 square feet of commercial retail space.

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
FFO applicable to common shares and Units for the three months ended July 31, 2014 decreased to $18.9 million compared to $19.7 million for the comparable period ended July 31, 2013, a decrease of 3.8%.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS
Three Months Ended July 31,	(in thousands, except per share amounts)
	2014			2013
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$(151)			$3,078
Less dividends to preferred shareholders	(2,879)			(2,879)
Net income available to common shareholders	(3,030)	111,039	$(0.03)	199	102,358	$0.00
Adjustments:
Noncontrolling interest – Operating Partnership	(402)	20,293		50	21,821
Depreciation and amortization(1)	17,037			19,555
Impairment of real estate investments	2,320			1,803
Gain on depreciable property sales	2,993			(1,943)
Funds from operations applicable to common shares and Units	$18,918	131,332	$0.14	$19,664	124,179	$0.16
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $17,056 and $19,000, and depreciation/amortization from Discontinued Operations of $0 and $586, less corporate-related depreciation and amortization on office equipment and other assets of $19 and $31, for the three months ended July 31, 2014 and 2013, respectively.
(2)	UPREIT Units of the Operating Partnership are exchangeable for cash, or, at the Company's discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.

DISTRIBUTIONS
The following distributions per common share and unit were paid during the three months ended July 31 of fiscal years 2015 and 2014:
Month	Fiscal Year 2015	Fiscal Year 2014
July	$.1300	$.1300
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
The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of July 31, 2014, the Company had one multi-bank line of credit with a total commitment capacity of $75.0 million, secured by mortgages on 14 Company properties. Management considers the Company's ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to experience significant challenges including reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent the Company's ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.
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
SOURCES AND USES OF CASH
While credit markets are currently stable and credit availability is relatively unconstrained, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, but we also expect lenders to continue to employ relatively conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness. Accordingly, we continue to be cautious regarding our ability in the remainder of fiscal year 2015 to rely on cash-out refinancing at levels we had achieved prior to the recessionary period, to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals to phase out or modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties. As we have previously noted, we consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of July 31, 2014, approximately 6.0%, or $2.1 million, of our mortgage debt maturing in the second and third quarters of fiscal year 2015 is debt placed on multi-family residential assets, and approximately 94.0%, or $33.1 million, is debt placed on properties in our four commercial segments. Of this $35.2 million, we have extended the maturity of $8.4 million and expect to extend the maturity of $2.1 million; we expect to pay off $12.1, and we expect to refinance $12.6 million in the second and third quarters of fiscal year 2015.  As of July 31, 2014, approximately 6.2%, or $4.1 million, of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 93.8%, or $61.5 million, is debt placed on properties in our four commercial segments.
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of July 31, 2014, lending commitments of $75.0 million. As of July 31, 2014, the line of credit was secured by mortgages on 14 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2014 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; MidCountry Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union and United Community Bank. As of July 31, 2014, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $12.5 million, and as of July 31, 2014 and April 30, 2014, the Company had borrowed $35.5 million and $22.5 million, respectively. The facility includes covenants and restrictions requiring the Company to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2014, the Company believes it was in compliance with the facility covenants.
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2014, the Company's compensating balances totaled $10.0 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.1 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $600,000; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000, and Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000. The deposits at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of six months and two years and the Company intends to hold them to maturity.
Current anticipated total project costs for development projects in progress at July 31, 2014 total approximately $354.6 million (including costs incurred by project joint venture entities), of which approximately $154.8 million has been incurred as of July 31, 2014. As of July 31, 2014, the Company's Operating Partnership (or the project joint venture entities), had entered into construction loans totaling approximately $189.2 million for development projects in progress. In addition to current planned expenditures for development projects in progress, as of July 31, 2014, the Company is committed to fund $8.7 million in tenant improvements, within approximately the next 12 months.
The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. There were no Units issued in the three months ended July 31, 2014. In the three months ended July 31, 2013, approximately 339,000 Units, valued at issuance at $3.3 million were issued in connection with the Company's acquisition of property.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During the three months ended July 31, 2014, the Company issued approximately 926,000 shares at an average price of $8.64 per share pursuant to such waivers, for total net proceeds to the Company of $8.0 million. During the three months ended July 31, 2013, the Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million.  During the three months ended July 31, 2014 and 2013, 2.4 million and 2.6 million common shares with a total value of $20.9 million and $22.7 million, respectively, were issued under the DRIP plan.
Cash and cash equivalents at July 31, 2014 totaled $60.6 million, compared to $93.2 million at July 31, 2013, a decrease of $32.6 million. Net cash provided by operating activities for the three months ended July 31, 2014 increased by $6.1 million, primarily due to an increase in adjusted net income and collections of accounts receivable, compared to the three months ended July 31, 2013.  Net cash used by investing activities increased by $38.3 million for the three months ended July 31, 2014 compared to the three months ended July 31, 2013, primarily due to an increase in payments for development and redevelopment of real estate assets and a decrease in proceeds from the sale of properties. Net cash provided by financing activities was $42.3 million for the three months ended July

31, 2014, compared to $4.3 million used by financing activities in the comparable period of the prior fiscal year. This change was primarily due to an increase in proceeds from mortgages payable and the Company's revolving line of credit.
FINANCIAL CONDITION
Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $19.9 million as of July 31, 2014, compared to April 30, 2014, due to new loans and the assumption of existing mortgages in conjunction with the acquisition of property. As of July 31, 2014, approximately 95.5% of the Company's $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of July 31, 2014, the weighted average rate of interest on the Company's mortgage debt was 5.32%, compared to 5.37% on April 30, 2014.
Property Owned. Property owned was $2.0 billion at July 31, 2014 and April 30, 2014. During the three months ended July 31, 2014, the Company acquired five additional investment properties and disposed of three properties, as described above in the "Property Acquisitions and Dispositions" subsection of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2014 were $60.6 million, compared to $47.3 million on April 30, 2014.
Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $329,000 on July 31, 2014 and on April 30, 2014.
Operating Partnership Units. Outstanding units in the Operating Partnership decreased to 18.0 million Units at July 31, 2014 compared to 21.1 million Units outstanding at April 30, 2014. The decrease resulted primarily from the conversion of Units in exchange for common shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2014 totaled 114.8 million, compared to 109.0 million outstanding on April 30, 2014. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of 2.4 million common shares issued during the three months ended July 31, 2014, for a total value of $20.9 million. Conversions of 3.1 million UPREIT Units to common shares, for a total of $18.3 million in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the three months ended July 31, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.
Variable interest rates. Because approximately 95.5% and 97.9% of our mortgage debt, as of July 31, 2014 and April 30, 2014, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt, and accordingly interest rate fluctuations during the first quarter of fiscal year 2015 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2014, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:
	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total	Fair Value
Fixed Rate	$70,629	$92,714	$199,535	$91,193	$127,768	$390,303	$972,142	$1,128,354
Average Fixed Interest Rate(1)	5.30%	5.17%	4.72%	5.10%	4.90%
Variable Rate	$131	$179	$15,187	$22,193	$5,025	$2,717	$45,432	$45,432
Average Variable Interest Rate(1)	2.96%	2.97%	3.03%	3.12%	3.64%
							$1,017,574	$1,173,786

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Fixed Rate	$38,606	$46,566	$38,170	$31,053	$25,393	$46,698	$226,486
Variable Rate	1,010	1,344	1,315	438	252	16	4,375
							$230,861
(1)	Interest rate given is for the entire year.
The weighted average interest rate on our fixed rate and variable rate debt as of July 31, 2014, was 5.32%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $45.4 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $454,000.
ITEM 4. CONTROLS AND PROCEDURES
IRET's management, with the participation of the Company's Chief  Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2014, such disclosure controls and procedures were not effective, due to the fact that there was a material weakness in our internal control over financial reporting, as discussed in more detail under Part II, Item 9A in our Annual Report on Form 10-K for fiscal year 2014.
In connection with the preparation of the Company's annual financial statements as of and for the fiscal year ended April 30, 2014, management identified a material weakness relating to determining the appropriate modeling methodology and accounting treatment for share-based compensation expense related to performance-based equity awards under the Company's Long-Term Incentive Plan (the "Plan"), and to applying the accounting rules to the terms of the Plan. This material weakness did not result in any material adjustments to the Company's consolidated financial statements or notes thereto.
Remediation Plan
In response to the material weakness, the Company has taken remedial action to strengthen its existing internal controls and processes. In the first quarter of fiscal year 2015, management has (i) engaged the assistance of third parties to evaluate accounting for provisions of share-based compensation plans, (ii) recorded compensation expense in the Company's quarterly interim financial statements based upon fair value of equity awards made under the Plan, and (iii) adjusted the cumulative compensation expense in the current and subsequent quarters.

Company management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Internal Control Over Financial Reporting: Other than the above-described remediation actions, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our operations, we become involved in litigation. At this time, we know of no pending or threatened proceedings that would have a material impact upon us.
Item 1A. Risk Factors
Important factors that could cause our actual results to be materially different from expectations expressed in forward-looking statements include the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of fiscal year 2015, the Company issued an aggregate of 7,025 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: September 9, 2014

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.