Form 10-Q
period 2014-10-31
INVESTORS REAL ESTATE TRUST
filed 2014-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended October 31, 2014
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
Registrant is a North Dakota Real Estate Investment Trust. As of November 20, 2014, it had 120,257,746 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2015
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	(in thousands, except share data)
	October 31, 2014	April 30, 2014
ASSETS
Real estate investments
Property owned	$2,013,770	$1,996,031
Less accumulated depreciation	(426,545)	(424,288)
	1,587,225	1,571,743
Development in progress	146,390	104,609
Unimproved land	24,947	22,864
Total real estate investments	1,758,562	1,699,216
Real estate held for sale	41,183	2,951
Cash and cash equivalents	52,999	47,267
Other investments	329	329
Receivable arising from straight-lining of rents, net of allowance of $669 and $796, respectively	27,425	27,096
Accounts receivable, net of allowance of $425 and $248, respectively	3,719	10,206
Real estate deposits	4,924	145
Prepaid and other assets	2,263	4,639
Intangible assets, net of accumulated amortization of $24,153 and $24,071, respectively	29,745	32,639
Tax, insurance, and other escrow	16,338	20,880
Property and equipment, net of accumulated depreciation of $1,270 and $2,041, respectively	1,598	1,681
Goodwill	1,940	1,100
Deferred charges and leasing costs, net of accumulated amortization of $20,677 and $21,068, respectively	20,445	21,072
TOTAL ASSETS	$1,961,470	$1,869,221
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$67,037	$59,105
Revolving line of credit	40,500	22,500
Mortgages payable	1,013,161	997,689
Other	107,731	63,178
TOTAL LIABILITIES	1,228,429	1,142,472
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,373	6,203
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2014 and April 30, 2014, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at October 31, 2014 and April 30, 2014, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 119,808,974 shares issued and outstanding at October 31, 2014, and 109,019,341 shares issued and outstanding at April 30, 2014)	918,221	843,268
Accumulated distributions in excess of net income	(420,036)	(389,758)
Total Investors Real Estate Trust shareholders' equity	636,859	592,184
Noncontrolling interests – Operating Partnership (14,730,910 units at October 31, 2014 and 21,093,445 units at April 30, 2014)	63,207	105,724
Noncontrolling interests – consolidated real estate entities	26,602	22,638
Total equity	726,668	720,546
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,961,470	$1,869,221
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and six months ended October 31, 2014 and 2013
	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2014	2013	2014	2013
REVENUE
Real estate rentals	$58,835	$54,477	$115,961	$108,100
Tenant reimbursement	11,207	11,295	21,918	22,770
TRS senior housing revenue	843	0	1,636	0
TOTAL REVENUE	70,885	65,772	139,515	130,870
EXPENSES
Depreciation/amortization related to real estate investments	16,828	16,367	33,012	34,423
Utilities	5,093	5,208	9,774	10,131
Maintenance	7,828	7,162	15,592	14,891
Real estate taxes	8,266	8,361	16,767	16,736
Insurance	1,345	1,413	3,081	2,714
Property management expenses	4,355	4,184	8,985	8,319
Other property expenses	350	3	556	180
TRS senior housing expenses	725	0	1,418	0
General and administrative	3,468	3,205	7,744	6,637
Amortization related to non-real estate investments	840	800	1,712	1,744
Impairment of real estate investments	3,245	0	5,565	0
TOTAL EXPENSES	52,343	46,703	104,206	95,775
Gain on involuntary conversion	0	0	0	966
Operating income	18,542	19,069	35,309	36,061
Interest expense	(14,599)	(14,799)	(29,263)	(29,395)
Interest income	560	585	1,120	773
Other income	136	67	267	89
Income before gain (loss) on sale of real estate and other investments and income from discontinued operations	4,639	4,922	7,433	7,528
Gain (loss) on sale of real estate and other investments	1,231	0	(1,762)	0
Income from continuing operations	5,870	4,922	5,671	7,528
Income from discontinued operations	0	5,375	0	5,985
NET INCOME	5,870	10,297	5,671	13,513
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(363)	(1,226)	39	(1,276)
Net income attributable to noncontrolling interests – consolidated real estate entities	(393)	(284)	(747)	(372)
Net income attributable to Investors Real Estate Trust	5,114	8,787	4,963	11,865
Dividends to preferred shareholders	(2,878)	(2,878)	(5,757)	(5,757)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,236	$5,909	$(794)	$6,108
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.02	$.01	$(.01)	$.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.05	.00	.05
NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$.02	$.06	$(.01)	$.06
DIVIDENDS PER COMMON SHARE	$.1300	$.1300	$.2600	$.2600
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the six months ended October 31, 2014 and 2013
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
						(as revised)	(as revised)
Balance April 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$142,657	$755,444
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					11,865	1,541	13,406
Distributions – common shares and units					(26,883)	(5,671)	(32,554)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(4,571)		(4,571)
Distribution reinvestment and share purchase plan			3,893	33,021			33,021
Share-based compensation			13	112			112
Partnership units issued						3,480	3,480
Redemption of units for common shares			160	946		(946)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						3,316	3,316
Other				(17)		(560)	(577)
Balance October 31, 2013	5,750	$138,674	105,554	$818,516	$(331,116)	$143,817	$769,891

Balance April 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					4,963	538	5,501
Distributions – common shares and units					(29,484)	(4,878)	(34,362)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(4,571)		(4,571)
Distribution reinvestment and share purchase plan			4,212	34,821			34,821
Share-based compensation			204	2,432			2,432
Partnership units issued						100	100
Redemption of units for common shares			6,374	37,700		(37,700)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						3,757	3,757
Other						(370)	(370)
Balance October 31, 2014	5,750	$138,674	119,809	$918,221	$(420,036)	$89,809	$726,668
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2014 and 2013
	(in thousands)
	Six Months Ended October 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,671	$13,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,474	37,988
Loss (gain) on sale of real estate, land, other investments and discontinued operations	1,762	(6,641)
Gain on involuntary conversion	0	(966)
Share-based compensation expense	1,675	0
Impairment of real estate investments	5,565	1,860
Bad debt expense	455	214
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(270)	(1,352)
Decrease (increase) in accounts receivable	4,457	(1,095)
Decrease (increase) in prepaid and other assets	2,181	(2,534)
Decrease (increase) in tax, insurance and other escrow	323	(343)
Increase in deferred charges and leasing costs	(1,976)	(1,834)
Decrease in accounts payable, accrued expenses, and other liabilities	(3,096)	(2,629)
Net cash provided by operating activities	52,221	36,181
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	245	676
Payments for real estate deposits	(5,024)	(710)
Decrease in lender holdbacks for improvements	4,840	1,610
Increase in lender holdbacks for improvements	(621)	(562)
Proceeds from sale of discontinued operations	0	67,478
Proceeds from sale of real estate and other investments	17,106	0
Insurance proceeds received	2,102	985
Payments for acquisitions of real estate assets	(23,142)	(32,369)
Payments for development and re-development of real estate assets	(87,388)	(63,170)
Payments for improvements of real estate assets	(15,628)	(15,580)
Net cash used by investing activities	(107,510)	(41,642)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	43,500	32,083
Principal payments on mortgages payable	(40,922)	(60,136)
Proceeds from revolving line of credit and other debt	35,000	0
Proceeds from construction debt	44,560	22,785
Principal payments on revolving line of credit and other debt	(17,000)	(17,143)
Proceeds from financing liability	0	7,900
Proceeds from sale of common shares under distribution reinvestment and share purchase program	26,731	25,586
Proceeds from noncontrolling partner – consolidated real estate entities	1,551	416
Distributions paid to common shareholders, net of reinvestment of $7,725 and $7,102, respectively	(21,759)	(19,781)
Distributions paid to preferred shareholders	(5,757)	(5,757)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $365 and $333, respectively	(4,513)	(5,338)
Distributions paid to noncontrolling interests – consolidated real estate entities	(370)	(560)
Net cash provided (used) by financing activities	61,021	(19,945)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,732	(25,406)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,267	94,133
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,999	$68,727
(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2014 and 2013
	(in thousands)
	Six Months Ended October 31
	2014	2013
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$7,725	$7,102
Operating partnership distribution reinvestment plan	365	333
Operating partnership units converted to shares	37,700	946
Shares issued under the Incentive Award Plan	860	112
Real estate assets acquired through the issuance of operating partnership units	100	3,480
Real estate assets acquired through assumption of indebtedness and accrued costs	12,169	0
Increase to accounts payable included within real estate investments	9,569	9,606
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	2,206	2,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $2,232 and $1,360, respectively	$26,128	$27,470
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2014 and 2013
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary ("TRS"). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the six months ended October 31, 2014 and 2013. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of October 31, 2014, IRET owned 96 multi-family residential properties with 11,292 apartment units and 161 commercial properties, consisting of office, healthcare, industrial and retail properties, totaling 9.9 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other consolidated subsidiary entities.
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
The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company's interest in the Operating Partnership was 89.1% of the common units of the Operating Partnership as of October 31, 2014 and 83.8% as of April 30, 2014. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.
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
As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. During the quarter ended April 30, 2014, the Company applied the new standard to one property that was classified as held for sale.  The Company applied the new standard to seven property dispositions and ten properties classified as held for sale during the six months ended October 31, 2014.
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

During the six months ended October 31, 2014, the Company incurred a loss of $5.6 million due to impairment of four commercial properties. The Company recognized impairments of $2.1 million on a retail property in Kalispell, Montana, approximately $183,000 on an office property in Golden Valley, Minnesota, $1.8 million on an office property in Minneapolis, Minnesota, and $1.4 million on an office property in Boise, Idaho. These properties were written-down to estimated fair value during the first and second quarters of fiscal year 2015 based on receipt of individual market offers to purchase and the Company's intent to dispose of the properties or, in the case of the Boise, Idaho property, an independent appraisal. The Kalispell and Golden Valley properties were sold in the second quarter of fiscal year 2015. The Minneapolis property is classified as held for sale at October 31, 2014. During the six months ended October 31, 2013, the Company incurred a loss of $1.9 million due to impairment of four commercial properties. The Company recognized impairments of approximately $864,000 on a commercial industrial property in St. Louis Park, Minnesota; $329,000 on a commercial office property in Bloomington, Minnesota; $265,000 on a commercial retail property in Anoka, Minnesota and $402,000 on a commercial industrial property in Clive, Iowa. The impairment charge for fiscal year 2014 is reported in discontinued operations. See Note 7 for additional information.
HELD FOR SALE
The Company classifies properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded on assets classified as held for sale. Prior to February 1, 2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above in Recent Accounting Pronouncements. At October 31, 2014, the Company had nine office properties and two retail properties classified as held for sale with assets of $41.2 million and liabilities of $22.1 million.
COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2014, the Company's compensating balances totaled $10.7 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.1 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $600,000; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000, Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000, and Bremer Bank, Saint Paul, Minnesota, deposit of $650,000. The deposits at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $4.8 million in holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2014 is due primarily to the release of loan proceeds to the Company upon completion of construction and tenant improvement projects, while the increase of approximately $621,000 represents additional amounts retained by lenders for new projects.
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the six months ended October 31, 2014 and 2013, respectively, the Company added approximately $365,000 and $892,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the six months ended October 31, 2014 and 2013 are 0.5 years and 0.7 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The Company's identified intangible assets and intangible liabilities at October 31, 2014 and April 30, 2014 were as follows:
	(in thousands)
	October 31, 2014	April 30, 2014
Identified intangible assets (included in intangible assets):
Gross carrying amount	$53,898	$56,710
Accumulated amortization	(24,153)	(24,071)
Net carrying amount	$29,745	$32,639

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$148	$173
Accumulated amortization	(110)	(127)
Net carrying amount	$38	$46
The amortization of acquired below-market leases and acquired above-market leases reduced rental income by approximately $6,000 and $10,000 for the three months ended October 31, 2014 and 2013, respectively, and approximately $13,000 and $21,000 for the six months ended October 31, 2014 and 2013, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2016	$19
2017	11
2018	(2)
2019	(3)
2020	(2)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.8 million for the three months ended October 31, 2014 and 2013, and $3.2 million and $5.4 million for the six months ended October 31, 2014 and 2013, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2016	$4,505
2017	4,036
2018	3,605
2019	3,481
2020	3,395
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of October 31, 2014 and April 30, 2014 was $1.9 million and $1.1 million, respectively. The annual review at April 30, 2014 indicated no impairment to goodwill and there was no indication of impairment at October 31, 2014.  During the six months ended October 31, 2014, the Company recognized approximately $852,000 of goodwill from the acquisition of the Homestead Garden residential property and disposed of one residential property to which goodwill had been assigned, and as a result, approximately $11,000 of goodwill was derecognized. During the six months ended October 31, 2013, the Company disposed of one commercial industrial property to which goodwill had been assigned, and as a result, approximately $7,000 of goodwill was derecognized.

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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. Prior to February 1, 2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above in Recent Accounting Pronouncements. As a result of discontinued operations recognized prior to February 1, 2014, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During fiscal year 2014, the Company classified as discontinued operations two multi-family residential properties, three office properties, twelve industrial properties and three retail properties.
The Company also reclassified administrative expenses, advisory and trustee services and other expenses to general and administrative on the Condensed Consolidated Statements of Operations.
REVISION
During fiscal year 2014 the Company identified an error pertaining to the reporting for a noncontrolling interest in a consolidated real estate joint venture formed in the fourth quarter of fiscal year 2013 for which the holder of such interest has the right to require the Company to acquire the interest at fair value twelve months after the final certificate of occupancy is obtained for the joint venture's development project. Accounting guidance in ASC 480-10-S99:  Redeemable Preferred Stocks, requires that this noncontrolling interest be classified outside of permanent equity because it is redeemable at the option of the joint venture partner. This error resulted in an overstatement of noncontrolling interests and equity in the Company's consolidated statement of equity. This non-cash revision did not impact the Company's consolidated statements of operations or statements of cash flows for any period.
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
The following table presents the effect of this correction on the Company's Condensed Consolidated Statement of Equity for the period affected:
	(in thousands)
Six Months Ended October 31, 2013	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Equity
Noncontrolling Interests
Balance April 30, 2013	$148,594	$(5,937)	$142,657
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests	1,648	(107)	1,541
Balance October 31, 2013	149,861	(6,044)	143,817
Total Equity
Balance April 30, 2013	761,381	(5,937)	755,444
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests	13,513	(107)	13,406
Balance October 31, 2013	775,935	(6,044)	769,891

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
In December 2013, 15-unit and 57-unit buildings at the Chateau Apartments property were destroyed by fire (the "2013 Fire"). Both buildings were under construction and were unoccupied. The Company is rebuilding both buildings, and currently expects them to be completed in the first quarter of fiscal year 2016. The Company received proceeds for the 2013 Fire claim of $1.0 million in fiscal year 2014, $2.0 million in the three months ended July 31, 2014 and $4.0 million in the three months ended October 31, 2014, which reduced to zero the accounts receivable recorded at the time of the fire for expected proceeds. No gain or loss on involuntary conversion was recorded due to the settlement of the claim.
PROCEEDS FROM FINANCING LIABILITY
During the first quarter of fiscal year 2014, the Company sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to the Company, and also granted an option to the Company to repurchase the property at a specified price at or prior to July 31, 2018. IRET accounted for the transaction as a financing due to the Company's continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.  The balance of the liability as of October 31, 2014 is $7.9 million.
VARIABLE INTEREST ENTITY
On November 27, 2012 the Company entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC. The Company estimates total costs for the project at $52.2 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The first phase of the project, Landing at Southgate, was substantially completed in the second quarter of fiscal year 2014. The second phase of the project, Commons at Southgate, is expected to be completed in the third quarter of fiscal year 2015. See Development, Expansion and Renovation Projects in Note 6 for additional information on Commons at Southgate. As of October 31, 2014 IRET is the approximately 52.9% owner of the joint venture and will have management and leasing responsibilities when the project is completed; the real estate development company owns approximately 47.1% of the joint venture and is responsible for the development and construction of the property. The Company has determined that the joint venture is a variable interest entity ("VIE"), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity's economic performance.

NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2014 and 2013:

	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2014	2013	2014	2013
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$5,114	$4,334	$4,963	$6,918
Income from discontinued operations – Investors Real Estate Trust	0	4,453	0	4,947
Net income attributable to Investors Real Estate Trust	5,114	8,787	4,963	11,865
Dividends to preferred shareholders	(2,878)	(2,878)	(5,757)	(5,757)
Numerator for basic earnings per share – net income available to common shareholders	2,236	5,909	(794)	6,108
Noncontrolling interests – Operating Partnership	363	1,226	(39)	1,276
Numerator for diluted earnings per share	$2,599	$7,135	$(833)	$7,384
DENOMINATOR
Denominator for basic earnings per share weighted average shares	117,034	104,861	114,033	103,606
Effect of convertible operating partnership units	16,261	21,852	18,565	21,834
Denominator for diluted earnings per share	133,295	126,713	132,598	125,440
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.02	$.01	$(.01)	$.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.05	.00	.05
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$.02	$.06	$(.01)	$.06

NOTE 4 • EQUITY
During the first quarter of fiscal year 2014, on June 27, 2013, the Company filed a shelf registration statement with the SEC to enable the Company to offer and sell, from time to time, in one or more offerings, an indeterminate amount of its common and preferred shares of beneficial interest and debt securities. On October, 27, 2014, the Company filed a prospectus supplement under this registration statement, relating to 10 million common shares registered for purchase under the Company's Distribution Reinvestment and Share Purchase Plan. On August 30, 2013, the Company entered into an ATM program with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which the Company may from time to time offer and sell its common shares of beneficial interest having an aggregate gross sales price of up to $75.0 million, under this registration statement. Sales of common shares, if any, under the program will depend upon market conditions and other factors to be determined by the Company. The Company to date has issued no shares under the ATM program.
During the first quarter of fiscal year 2015, the Company issued approximately 204,000 common shares, with a total grant-date value of approximately $1.9 million, under the Company's 2008 Incentive Award Plan, for executive officer and trustee share-based compensation for fiscal year 2014 performance. Of these shares, approximately 105,000 are restricted, and will vest on the one-year anniversary of the grant date (i.e., on April 30, 2015), provided the recipient is still employed with the Company, and subject to the terms and conditions of the Company's long-term incentive plan ("LTIP").   During the first quarter of fiscal year 2014, the Company issued approximately 13,000 common shares, with a total grant-date value of approximately $112,000, under the 2008 Incentive Award Plan, for trustee share-based compensation for fiscal year 2013 performance.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. There were no waivers issued during the three months ended October 31, 2014 and 2013. During the six months ended October 31, 2014, the Company issued approximately 926,000 shares at an average price of $8.64 per share pursuant to such waivers, for total net proceeds to the Company of $8.0 million. During the six months ended October 31, 2013, the Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million.
During the three months ended October 31, 2014 and 2013, 1.8 million and 1.3 million common shares with a total value included in equity of $13.9 million and $10.3 million, and an average price per share after applicable discounts of $7.76 and $8.01, respectively, were issued under the DRIP plan. During the six months ended October 31, 2014 and 2013, 4.2 million and 3.9 million common shares with a total value included in equity of $34.8 million and $33.0 million, and an average price per share after applicable discounts of $8.27 and $8.48, respectively, were issued under the DRIP plan.
During the three months ended October 31, 2014 and 2013, respectively, 3.3 million Units and approximately 34,000 Units were converted to common shares, with a total value of $19.4 million and approximately $239,000 included in equity. During the six months ended October 31, 2014 and 2013, respectively, 6.4 million Units and approximately 160,000 Units were converted to common shares, with a total value of $37.7 million and approximately $946,000 included in equity.
NOTE 5 • SEGMENT REPORTING
IRET reports its results in five reportable segments: multi-family residential, office, healthcare (including senior housing), industrial and retail properties. The Company's reportable segments are aggregations of similar properties.
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
The revenues and net operating income for these reportable segments are summarized as follows for the three and six month periods ended October 31, 2014 and 2013, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.
Three Months Ended October 31, 2014	(in thousands)
	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$29,594	$18,984	$16,436	$1,593	$3,435	$70,042
Real estate expenses	12,164	9,496	4,173	272	1,132	27,237
Net operating income	$17,430	$9,488	$12,263	$1,321	$2,303	42,805
TRS senior housing revenue						843
TRS senior housing expenses						(725)
Depreciation/amortization						(17,668)
General and administrative						(3,468)
Impairment of real estate investments						(3,245)
Interest expense						(14,599)
Interest and other income						696
Income before gain on sale of real estate and other investments						4,639
Gain on sale of real estate and other investments						1,231
Net income						$5,870

Three Months Ended October 31, 2013	(in thousands)
	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$25,438	$19,367	$16,025	$1,571	$3,371	$65,772
Real estate expenses	11,162	9,525	4,128	501	1,015	26,331
Net operating income	$14,276	$9,842	$11,897	$1,070	$2,356	39,441
Depreciation/amortization						(17,167)
General and administrative						(3,205)
Interest expense						(14,799)
Interest and other income						652
Income from continuing operations						4,922
Income from discontinued operations						5,375
Net income						$10,297

Six Months Ended October 31, 2014	(in thousands)
	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$57,321	$37,831	$32,734	$3,163	$6,830	$137,879
Real estate expenses	24,382	18,824	8,590	721	2,238	54,755
Net operating income	$32,939	$19,007	$24,144	$2,442	$4,592	83,124
TRS senior housing revenue						1,636
TRS senior housing expenses						(1,418)
Depreciation/amortization						(34,724)
General and administrative						(7,744)
Impairment of real estate investments						(5,565)
Interest expense						(29,263)
Interest and other income						1,387
Income before loss on sale of real estate and other investments						7,433
Loss on sale of real estate and other investments						(1,762)
Net income						$5,671

Six Months Ended October 31, 2013	(in thousands)
	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$49,811	$38,681	$32,098	$3,609	$6,671	$130,870
Real estate expenses	22,007	19,279	8,412	956	2,317	52,971
Gain on involuntary conversion	966	0	0	0	0	966
Net operating income	$28,770	$19,402	$23,686	$2,653	$4,354	78,865
Depreciation/amortization						(36,167)
General and administrative						(6,637)
Interest expense						(29,395)
Interest and other income						862
Income from continuing operations						7,528
Income from discontinued operations						5,985
Net income						$13,513

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of October 31, 2014, and April 30, 2014, along with reconciliations to the condensed consolidated financial statements:
	(in thousands)
As of October 31, 2014	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Segment Assets
Property owned	$847,155	$480,185	$525,027	$50,719	$110,684	$2,013,770
Less accumulated depreciation	(166,181)	(109,813)	(112,289)	(10,483)	(27,779)	(426,545)
Net property owned	$680,974	$370,372	$412,738	$40,236	$82,905	1,587,225
Real estate held for sale						41,183
Cash and cash equivalents						52,999
Other investments						329
Receivables and other assets						108,397
Development in progress						146,390
Unimproved land						24,947
Total assets						$1,961,470

	(in thousands)
As of April 30, 2014	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Segment assets
Property owned	$753,731	$544,628	$525,028	$55,375	$117,269	$1,996,031
Less accumulated depreciation	(158,100)	(121,892)	(105,843)	(10,198)	(28,255)	(424,288)
Net property owned	$595,631	$422,736	$419,185	$45,177	$89,014	1,571,743
Real estate held for sale						2,951
Cash and cash equivalents						47,267
Other investments						329
Receivables and other assets						119,458
Development in progress						104,609
Unimproved land						22,864
Total assets						$1,869,221

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
Purchase Options.  The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of October 31, 2014, the total property cost of the 15 properties subject to purchase options was $120.5 million, and the total gross rental revenue from these properties was $5.2 million for the six months ended October 31, 2014.  The tenant in the Company's Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. The Company and its tenant are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price. The Company currently can give no assurance that the sale of the property pursuant to the purchase option will be completed.

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
Restrictions on Taxable Dispositions.  Approximately 97 of IRET's properties, consisting of 4.2 million square feet of the Company's combined commercial segments' properties and 4,963 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was $728.4 million at October 31, 2014. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company's business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders' best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of UPREIT Units.  The limited partnership units ("UPREIT Units") of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All UPREIT Units receive the same cash distributions as those paid on common shares.  UPREIT Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of October 31, 2014 and 2013, the aggregate redemption value of the then-outstanding UPREIT Units of the operating partnership owned by limited partners was approximately $119.8 million and $194.1 million, respectively.
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
Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of October 31, 2014, the Company is committed to fund $9.1 million in tenant improvements, within approximately the next 12 months.

Development, Expansion and Renovation Projects.  As of October 31, 2014, the Company had several development, expansion and renovation projects underway or recently completed, the costs for which have been capitalized, as follows:
			(in thousands)		(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Anticipated Total Cost	Costs as of October 31, 2014(1)	Anticipated Construction Completion
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	$37,201	$34,787	3Q 2015
Minot Wells Fargo Bank - Minot, ND	Retail	4,998 sq ft	3,288	2,781	3Q 2015
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	66 units	7,028	5,777	3Q 2015
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	33,448	24,689	3Q 2015
Red 20 - Minneapolis, MN(4)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	29,462	27,424	3Q 2015
Minot Office Center - Minot, ND	Retail	7,963 sq ft	2,923	1,300	1Q 2016
Roseville 3075 Long Lake Rd - Roseville, MN	Industrial	202,807 sq ft	13,915	7,347	1Q 2016
Renaissance Heights I - Williston, ND(5)	Multi-Family Residential	288 units	62,362	50,607	1Q 2016
Chateau II - Minot, ND	Multi-Family Residential	72 units	14,711	8,500	1Q 2016
71 France Phase I - Edina, MN(6)	Multi-Family Residential	109 units	27,458	9,649	1Q 2016
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	40,042	13,565	2Q 2016
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	24,519	5,646	2Q 2016
Edina 6565 France SMC III - Edina, MN	Medical	57,479 sq ft	34,665	10,840	2Q 2016
PrairieCare Medical - Brooklyn Park, MN	Medical	72,588 sq ft	24,251	7,458	2Q 2016
Other	n/a	n/a	n/a	1,390	n/a
			$355,273	$211,760

(1)	Includes costs related to development projects that are placed in service in phases (Commons at Southgate - $19.3 million, Red 20 - $11.6 million, Renaissance Heights I - $34.5 million).
(2)	The Company is currently an approximately 52.9% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)	The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(5)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(6)
The project will be constructed in three phases, and at the conclusion of construction of the third phase, the Company will have an approximately 52.6% interest in the joint venture entity constructing the project. The anticipated total cost amount given in the table above is the total cost to the joint venture entity of the project's first phase. The expected total project cost for all three phases is approximately $69.9 million for a total of approximately 241 residential units and approximately 21,772 square feet of retail space.

These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.
Construction interest capitalized for the three month periods ended October 31, 2014 and 2013, respectively, was $1.2 million and approximately $781,000 for development projects completed and in progress. Construction interest capitalized for the six month periods ended October 31, 2014 and 2013, respectively, was $2.2 million and $1.4 million for development projects completed and in progress.
Pending Acquisitions. The Company currently has signed purchase agreements for the acquisition of the following properties. These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:
•
a 119-unit multi-family residential property in Bismarck, North Dakota, for a purchase price of $15.0 million, of which approximately $14.3 million is to be paid in cash with the remainder in limited partnership units of the Operating Partnership valued at approximately $700,000;

•
a 74-unit multi-family residential property in Grand Forks, North Dakota, for a purchase price of $9.3 million, of which approximately $8.9 million is to be paid in cash with the remainder in limited partnership units of the Operating Partnership valued at approximately $400,000;

•	an approximately 45,339-square foot office property in Minot, North Dakota, for a purchase price of $2.8 million, to be paid in cash; and

•	an approximately 1,680-square foot office property in Minot, North Dakota, for a purchase price of $1.3 million, to be paid in cash.
Pending Dispositions. The Company currently has signed sales agreements for the disposition of the following properties. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:
•	an office property in Minneapolis, Minnesota, for a sales price of $7.1 million; and
•	a retail property and adjacent vacant land in Weston, Wisconsin, for a sales price of $5.3 million.
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
During the six months ended October 31, 2014, the Company applied ASU No. 2014-08 to the dispositions of seven properties and to the classification of ten properties as held for sale and did not record any discontinued operations.  During the first three quarters of fiscal year 2014, the Company disposed of two multi-family residential properties, three office properties, twelve industrial properties and three retail properties that were classified as discontinued operations. During the quarter ended April 30, 2014, the Company applied ASU No. 2014-08 to one property that was classified as held for sale and did not record any discontinued operations. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and six months ended October 31, 2013:
	(in thousands)
	Three Months Ended October 31	Six Months Ended October 31
	2013	2013
REVENUE
Real estate rentals	$1,214	$2,846
Tenant reimbursement	519	1,238
TOTAL REVENUE	1,733	4,084
EXPENSES
Depreciation/amortization related to real estate investments	308	845
Utilities	10	138
Maintenance	79	264
Real estate taxes	343	871
Insurance	38	87
Property management expenses	77	195
Amortization related to non-real estate investments	39	88
Impairment of real estate investments	57	1,860
TOTAL EXPENSES	951	4,348
Operating income (loss)	782	(264)
Interest expense	(105)	(392)
Income (loss) from discontinued operations before gain on sale	677	(656)
Gain on sale of discontinued operations	4,698	6,641
INCOME FROM DISCONTINUED OPERATIONS	$5,375	$5,985

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS
PROPERTY ACQUISITIONS
The Company added approximately $36.7 million of real estate properties to its portfolio through property acquisitions during the six months ended October 31, 2014, compared to $34.8 million in the six months ended October 31, 2013. The Company expensed approximately $104,000 and $161,000 of transaction costs related to the acquisitions in the six months ended October 31, 2014 and 2013, respectively. The Company's acquisitions during the six months ended October 31, 2014 and 2013 are detailed below.
Six Months Ended October 31, 2014
		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
152 unit - Homestead Garden - Rapid City, SD(3)	2014-06-02	$15,000	$5,092	$0	$9,908	$655	$14,139	$206
52 unit - Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	0	2,261	215	3,006	59
68 unit - Northridge - Bismarck, ND	2014-09-12	8,500	8,400	100	0	884	7,516	100
		26,780	14,511	100	12,169	1,754	24,661	365

Unimproved Land
Creekside Crossing - Bismarck, ND	2014-05-22	4,269	4,269	0	0	4,269	0	0
PrairieCare Medical - Brooklyn Park, MN	2014-06-05	2,616	2,616	0	0	2,616	0	0
71 France Phase I - Edina, MN(4)	2014-06-12	1,413	0	0	1,413	1,413	0	0
Monticello 7th Addition - Monticello, MN	2014-10-09	1,660	1,660	0	0	1,660	0	0
		9,958	8,545	0	1,413	9,958	0	0

Total Property Acquisitions		$36,738	$23,056	$100	$13,582	$11,712	$24,661	$365
(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Consists of assumed debt (Homestead Garden I - $9.9 million, Silver Springs - $2.3 million) and value of land contributed by the joint venture partner (71 France - $1.4 million).
(3)	At acquisition the Company adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(4)
Land is owned by a joint venture in which the Company will have an approximately 52.6% interest after the development project is completed. The joint venture is consolidated in IRET's financial statements.

Six Months Ended October 31, 2013

		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$6,200	$2,920	$3,280	$0	$287	$5,551	$362
96 unit - Southpoint - Grand Forks, ND	2013-09-05	10,600	10,400	200	0	576	9,893	131
24 unit - Pinecone Villas - Sartell, MN	2013-10-31	2,800	2,800	0	0	629	2,139	32
		19,600	16,120	3,480	0	1,492	17,583	525

Healthcare
98,174 sq ft Legends at Heritage Place - Sartell, MN	2013-10-31	11,370	11,370	0	0	1,112	9,890	368

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	179	0	0	179	0	0
Jamestown Unimproved - Jamestown, ND	2013-08-09	700	700	0	0	700	0	0
Red 20 - Minneapolis, MN(3)	2013-08-20	1,900	0	0	1,900	1,900	0	0
Legends at Heritage Place - Sartell, MN	2013-10-31	1,030	1,030	0	0	1,030	0	0
		3,809	1,909	0	1,900	3,809	0	0

Total Property Acquisitions		$34,779	$29,399	$3,480	$1,900	$6,413	$27,473	$893
(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Value of land contributed by the joint venture partner.
(3)	Land is owned by a joint venture in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET's financial statements.
Acquisitions in the six months ended October 31, 2014 and 2013 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the six months ended October 31, 2014 and 2013, respectively, (excluding development projects placed in service) are detailed below.
	(in thousands)
	Six Months Ended October 31
	2014	2013
Total revenue	$1,003	$573
Net (loss) income	$38	$(233)

DEVELOPMENT PROJECTS PLACED IN SERVICE
IRET Properties placed $10.3 million and $15.1 million of development projects in service during the six months ended October 31, 2014 and 2013, respectively. The development projects placed in service during the six months ended October 31, 2014 and 2013 are detailed below.
Six Months Ended October 31, 2014
		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
44 unit – Dakota Commons - Williston, ND(2)	2014-07-15	823	9,452	10,275

Total Development Projects Placed in Service		$823	$9,452	$10,275
(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the Renaissance Heights I project, which was partially placed in service during the fiscal year 2014 and the six months ended October 31, 2014 and the Commons at Southgate and Red 20 projects, which were partially placed in service during the three months ended October 31, 2014.
(2)
Development property placed in service July 15, 2014. Costs paid in fiscal year 2014 totaled $8.1 million, including the land acquired in fiscal year 2013. Additional costs paid in fiscal year 2015 totaled $2.2 million, for a total project cost at October 31, 2014 of $10.3 million.

Six Months Ended October 31, 2013
		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
108 unit - Landing at Southgate - Minot, ND(2)	2013-09-04	2,262	12,864	15,126

Total Development Projects Placed in Service		$2,262	$12,864	$15,126
(1)
Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the River Ridge and Cypress Court projects, which were partially placed in service during the three months ended October 31, 2013.

(2)	Development property placed in service September 4, 2013. Costs paid in fiscal year 2013 totaled $6.3 million. Costs paid in fiscal year 2014 totaled $8.8 million for a total project cost at October 31, 2013 of $15.1 million. The project is owned by a joint venture entity in which the Company has an approximately 52.9% interest.

PROPERTY DISPOSITIONS
During the second quarter of fiscal year 2015, the Company sold one multi-family residential property, one office property and one retail property, along with the adjacent unimproved land for a total sales price of $10.9 million. During the first quarter of fiscal year 2015, the Company sold one office property and one industrial property for a total sales price of $6.7 million. The Company also demolished a building at a retail property in Weston, Wisconsin.
During the second quarter of fiscal year 2014, the Company sold three commercial office properties and five commercial industrial properties for a total sales price of $47.4 million. During the first quarter of fiscal year 2014, the Company sold four industrial properties and one retail property for a total sales price of $21.8 million. The following table details the Company's dispositions during the six months ended October 31, 2014 and 2013:
Six Months Ended October 31, 2014
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
83 unit - Lancaster - St. Cloud, MN	2014-09-22	4,451	3,033	1,418

Office
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100	3,124	(24)
74,568 sq ft Wirth Corporate Center - Golden Valley, MN	2014-08-29	4,525	4,695	(170)
		7,625	7,819	(194)

Industrial
198,600 sq ft Eagan 2785 & 2795 - Eagan, MN	2014-07-15	3,600	5,393	(1,793)

Retail
25,644 sq ft Weston Retail - Weston, WI	2014-07-28	n/a	1,176	(1,176)
52,000 sq ft Kalispell Retail - Kalispell, MT	2014-10-15	1,230	1,229	1
		1,230	2,405	(1,175)

Unimproved Land
Kalispell Unimproved - Kalispell, MT	2014-10-15	670	670	0

Total Property Dispositions		$17,576	$19,320	$(1,744)

Six Months Ended October 31, 2013
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Office
121,669 sq ft Bloomington Business Plaza - Bloomington, MN	2013-09-12	4,500	7,339	(2,839)
118,125 sq ft Nicollet VII - Burnsville, MN	2013-09-12	7,290	6,001	1,289
42,929 sq ft Pillsbury Business Center - Bloomington, MN	2013-09-12	1,160	1,164	(4)
		12,950	14,504	(1,554)

Industrial
41,880 sq ft Bodycote Industrial Building- Eden Prairie, MN	2013-05-13	3,150	1,375	1,775
42,244 sq ft Fargo 1320 45th Street N - Fargo, ND	2013-05-13	4,700	4,100	600
49,620 sq ft Metal Improvement Company - New Brighton, MN	2013-05-13	2,350	1,949	401
172,057 sq ft Roseville 2929 Long Lake Road - Roseville, MN	2013-05-13	9,275	9,998	(723)
322,751 sq ft Brooklyn Park 7401 Boone Ave - Brooklyn Park, MN	2013-09-12	12,800	12,181	619
50,400 sq ft Cedar Lake Business Center - St. Louis Park, MN	2013-09-12	2,550	2,607	(57)
35,000 sq ft API Building - Duluth, MN	2013-09-24	2,553	1,488	1,065
59,292 sq ft Lighthouse - Duluth, MN	2013-10-08	1,825	1,547	278
606,006 sq ft Dixon Avenue Industrial Park - Des Moines, IA	2013-10-31	14,675	10,328	4,347
		53,878	45,573	8,305

Retail
23,187 sq ft Eagan Community - Eagan, MN	2013-05-14	2,310	2,420	(110)

Total Property Dispositions		$69,138	$62,497	$6,641

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT
Most of the properties owned by the Company serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of October 31, 2014, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 2.40% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.
Of the mortgages payable, the balances of fixed rate mortgages totaled $949.0 million at October 31, 2014 and $977.2 million at April 30, 2014. The balances of variable rate mortgages totaled $64.2 million and $20.5 million as of October 31, 2014 and April 30, 2014, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of October 31, 2014, the weighted average rate of interest on the Company's mortgage debt was 5.26%, compared to 5.37% on April 30, 2014. The aggregate amount of required future principal payments on mortgages payable as of October 31, 2014, is as follows:
Fiscal year ended April 30,	(in thousands)
2015 (remainder)	$57,898
2016	93,591
2017	215,344
2018	106,121
2019	133,961
Thereafter	406,246
Total payments	$1,013,161

In the table above, included in the approximately $215.3 million (as of October 31, 2014) of future principal payments on mortgages payable in fiscal year 2017 is a non-recourse $122.6 million CMBS loan, for which nine of the Company's office properties serve as collateral and under which a special-purpose subsidiary of the Company is the borrower. This loan matures in October 2016. Because the loan amount significantly exceeds the Company's current estimate of the fair value of this nine-property portfolio, the Company contacted the master servicer to initiate discussions on various alternatives with regard to the loan. During the first quarter of fiscal year 2015, the Company was notified that the loan has been transferred to the special servicer. The Company cannot predict the outcome of discussions with the special servicer regarding the loan. Cash flow from the portfolio currently covers debt service on the loan, and to date the borrower is current on all payments under the loan.
In addition to the individual first mortgage loans comprising the Company's $1.0 billion of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of October 31, 2014, lending commitments of $90.0 million. This facility is not included in the Company's mortgage indebtedness total. As of October 31, 2014, the line of credit was secured by mortgages on 15 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2014 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; MidCountry Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union and United Community Bank. As of October 31, 2014, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million, and as of October 31, 2014 and April 30, 2014, the Company had borrowed $40.5 million and $22.5 million, respectively. The facility includes covenants and restrictions requiring the Company to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2014, the Company believes it was in compliance with the facility covenants.

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
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at October 31, 2014 and April 30, 2014.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets and liabilities measured at fair value on a nonrecurring basis at October 31, 2014 consisted of real estate investments that were written-down to estimated fair value during the six months ended October 31, 2014. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2014 consisted of real estate investments and real estate held for sale that was written-down to estimated fair value during fiscal year 2014. See Note 2 for additional information on impairment losses recognized during fiscal years 2014 and 2013. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:
	(in thousands)
	October 31, 2014
	Total	Level 1	Level 2	Level 3
ASSETS:
Real estate investments	$1,213	$0	$0	$1,213
Real estate held for sale	41,183	0	0	41,183

	(in thousands)
	April 30, 2014
	Total	Level 1	Level 2	Level 3
ASSETS:
Real estate investments	$89,537	$0	$0	$89,537
Real estate held for sale	2,951	0	0	2,951
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

The estimated fair values of the Company's financial instruments as of October 31, 2014 and April 30, 2014, are as follows:
	(in thousands)
	October 31, 2014		April 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$52,999	$52,999	$47,267	$47,267
Other investments	329	329	329	329
FINANCIAL LIABILITIES
Other debt	107,692	107,355	63,132	63,250
Line of credit	40,500	40,500	22,500	22,500
Mortgages payable	1,013,161	1,184,085	997,689	1,130,262
NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company's unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Consolidated Balance Sheets. During fiscal year 2014 the Company identified an error pertaining to the reporting for a noncontrolling interest in a consolidated real estate joint venture formed in the fourth quarter of fiscal year 2013 for which the holder of such interest has the right to require the Company to acquire the interest at fair value twelve months after the final certificate of occupancy is obtained for the joint venture's development project. This error resulted in an overstatement of equity and offsetting understatement of the line entitled "redeemable noncontrolling interests – consolidated real estate entities" in the mezzanine section of the Company's consolidated balance sheet of $6.0 million as of October 31, 2013. The Company revised its previously issued statement of equity to correct the effect of this error.  See Note 2 for additional information.
As of October 31, 2014 and 2013, the estimated redemption value of the redeemable noncontrolling interests was $6.4 million and $6.0 million, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.
(in thousands)
Balance at April 30, 2014	$6,203
Net income	170
Balance at October 31, 2014	$6,373

(in thousands)
Balance at April 30, 2013	$5,937
Net income	107
Balance at October 31, 2013	$6,044
NOTE 12 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions. On December 4, 2014, the Company's Board of Trustees declared the following distributions:
Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	January 2, 2015	January 16, 2015
Preferred shares:
Series A	$0.5156	December 15, 2014	December 31, 2014
Series B	$0.4968	December 15, 2014	December 31, 2014
Completed Dispositions. On November 18, 2014, the Company sold the Fargo Express Community, a retail property in Fargo, North Dakota, for a sale price of $2.8 million. On December 1, 2014, the Company sold Northgate I, an office property in Maple Grove, Minnesota, for a sale price of $7.2 million.

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
Overview
IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of October 31, 2014, our real estate portfolio consisted of 96 multi-family residential properties containing 11,292 apartment units and having a total real estate investment amount net of accumulated depreciation of $681.0 million, and 161 commercial properties containing approximately 9.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $906.2 million.
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
Critical Accounting Policies
In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's critical accounting policies is included in the Company's Form 10-K for the fiscal year ended April 30, 2014, filed with the SEC on June 30, 2014, in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended October 31, 2014.
Significant Events and Transactions during the Three Months Ended October 31, 2014 and 2013
Summarized below are the Company's significant transactions and events during the second quarters of fiscal years 2015 and 2014:
Three Months Ended October 31, 2014
•	An increase in the commitment amount under the Company's secured line of credit with First International Bank and Trust as lead bank and lender, from $75.0 million to $90.0 million.
•
The acquisition of a 68-unit multi-family residential property in Bismarck, North Dakota for a purchase price of $8.5 million, and a parcel of vacant land in Monticello, Minnesota, for a purchase price of $1.6 million.

•	The disposition of an office property in Golden Valley, Minnesota; a retail property in Kalispell, Montana; and an apartment property in St. Cloud, Minnesota, for sales prices totaling $10.9 million.
Three Months Ended October 31, 2013
•	The acquisition of a multi-family residential property in Sartell, Minnesota, for approximately $2.8 million, adding 24 units to the Company's multi-family residential portfolio.
•	The acquisition of a senior housing property with and associated parcel of unimproved land in Sartell, Minnesota, for approximately $12.4 million.
•	The acquisition of a multi-family residential property in Grand Forks, North Dakota, for approximately $10.6 million, adding 96 units to the Company's multi-family residential portfolio.

•	The disposition of three office properties and five industrial properties for a total sales price of approximately $47.4 million.
•	The commencement of construction of the Company's 165-unit Arcata Apartments project in Golden Valley, Minnesota.
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

Market Conditions and Outlook
During the second quarter of fiscal year 2015, continued high occupancy levels in the Company's multi-family residential portfolio allowed the Company to implement selected rent increases, and the Company expects to see continued favorable results in this segment in the remainder of fiscal year 2015. Demand was strong for the approximately 227 apartment units the Company placed in service during the quarter, at three joint venture multi-family residential projects: the Commons at Southgate property in Minot, North Dakota, Red 20 in Minneapolis, Minnesota, and Renaissance Heights in Williston, North Dakota. However, the Company's ability to maintain occupancy levels and selectively raise rents remains dependent on continued healthy employment and wage growth. The Company also continues to observe considerable multi-family development activity in the Company's markets, and as this new construction is completed and leased, the Company will experience increased competition for residents.
The Company's office segment, mostly concentrated in Minnesota, continued to be affected by a number of adverse macro conditions. Demand for office space continues to be limited, with space absorption in the Minneapolis market in particular concentrated in prime locations, and suburban office properties continuing to lag in terms of occupancy. Businesses appear to be maintaining their goal of increasing the density of their work spaces by placing more employees in less total square footage, and downsizing upon lease renewals. The Company expects this erosion in demand for office space to continue, which we expect will impede increases on rental rates in our office portfolio. As a result, although the Company has experienced some modest growth in occupancy levels during the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014, on an all-properties basis, the Company continues to expect a slow and uneven recovery in its office segment.
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
Both the industrial and retail property markets continue to show signs of recovery. The Company's industrial properties are located primarily in the Minneapolis market, and all of these Minneapolis properties are 100% leased. The demand for bulk warehouse and manufacturing space in the Company's markets is strong, with rents generally rising. The retail recovery is evident in regard to the Company's Minneapolis-metro and grocery-anchored retail properties, which are performing well. Outstate locations, however, continue to experience less demand, with the recession-driven contraction not yet fully reversed.
The Company plans to continue in the remainder of fiscal year 2015 its disposition of assets in non-core markets, particularly office, industrial and retail segment assets, and intends to use the proceeds from these dispositions to continue portfolio deleveraging and for developing and acquiring high-quality assets in the Company's multi-family and healthcare segments.
Same-store and Non-same-store Properties
Throughout this Quarterly Report on Form 10-Q, we have provided certain information on a same-store and non-same-store properties basis. Information provided on a same-store properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared (except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, and properties sold or classified as held for sale), and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for office, healthcare, industrial and retail properties.
For the comparison of the three and six months ended October 31, 2014 and 2013, all or a portion of 31 properties were non-same-store, of which non-same-store properties 9 were redevelopment or in-service development properties.

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
RESULTS OF OPERATIONS
Consolidated Results of Operations for the Three and Six Months Ended October 31, 2014 and 2013
The discussion that follows is based on our consolidated results of operations for the three and six months ended October 31, 2014 and 2013.
	(in thousands, except percentages)
	Three Months Ended				Six Months Ended
	October 31		2014 vs 2013		October 31		2014 vs 2013
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Real estate rentals	$58,835	$54,477	$4,358	8.0%	$115,961	$108,100	$7,861	7.3%
Tenant reimbursement	11,207	11,295	(88)	(0.8)%	21,918	22,770	(852)	(3.7)%
TRS senior housing revenue	843	0	843	n/a	1,636	0	1,636	n/a
TOTAL REVENUE	70,885	65,772	5,113	7.8%	139,515	130,870	8,645	6.6%
Depreciation/amortization related to real estate investments	16,828	16,367	461	2.8%	33,012	34,423	(1,411)	(4.1)%
Utilities	5,093	5,208	(115)	(2.2)%	9,774	10,131	(357)	(3.5)%
Maintenance	7,828	7,162	666	9.3%	15,592	14,891	701	4.7%
Real estate taxes	8,266	8,361	(95)	(1.1)%	16,767	16,736	31	0.2%
Insurance	1,345	1,413	(68)	(4.8)%	3,081	2,714	367	13.5%
Property management expenses	4,355	4,184	171	4.1%	8,985	8,319	666	8.0%
Other property expenses	350	3	347	11566.7%	556	180	376	208.9%
TRS senior housing expenses	725	0	725	n/a	1,418	0	1,418	n/a
General and administrative	3,468	3,205	263	8.2%	7,744	6,637	1,107	16.7%
Amortization related to non-real estate investments	840	800	40	5.0%	1,712	1,744	(32)	(1.8)%
Impairment of real estate investments	3,245	0	3,245	n/a	5,565	0	5,565	n/a
TOTAL EXPENSES	52,343	46,703	5,640	12.1%	104,206	95,775	8,431	8.8%
Gain on involuntary conversion	0	0	0	n/a	0	966	(966)	(100.0)%
Operating income	18,542	19,069	(527)	(2.8)%	35,309	36,061	(752)	(2.1)%
Interest expense	(14,599)	(14,799)	200	(1.4)%	(29,263)	(29,395)	132	(0.4)%
Interest income	560	585	(25)	(4.3)%	1,120	773	347	44.9%
Other income	136	67	69	103.0%	267	89	178	200.0%
Income before gain (loss) on sale of real estate and other investments and income from discontinued operations	4,639	4,922	(283)	(5.7)%	7,433	7,528	(95)	(1.3)%
Gain (loss) on sale of real estate and other investments	1,231	0	1,231	n/a	(1,762)	0	(1,762)	n/a
Income from continuing operations	5,870	4,922	948	19.3%	5,671	7,528	(1,857)	(24.7)%
Income from discontinued operations	0	5,375	(5,375)	(100.0)%	0	5,985	(5,985)	(100.0)%
NET INCOME	5,870	10,297	(4,427)	(43.0)%	5,671	13,513	(7,842)	(58.0)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(363)	(1,226)	863	(70.4)%	39	(1,276)	1,315	(103.1)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(393)	(284)	(109)	38.4%	(747)	(372)	(375)	100.8%
Net income attributable to Investors Real Estate Trust	5,114	8,787	(3,673)	(41.8)%	4,963	11,865	(6,902)	(58.2)%
Dividends to preferred shareholders	(2,878)	(2,878)	0	0.0%	(5,757)	(5,757)	0	0.0%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,236	$5,909	(3,673)	(62.2)%	$(794)	$6,108	(6,902)	(113.0)%

Revenues.  Revenues for the three months ended October 31, 2014 were $70.9 million compared to $65.8 million in the three months ended October 31, 2013, an increase of $5.1 million or 7.8%. The increase in revenue for the three months ended October 31, 2014 resulted both from properties acquired and development projects placed in service in Fiscal 2015 and 2014 and from same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months ended October 31, 2014
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2015	$1,218
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2014 in excess of that received in Fiscal 2014 from the same properties	2,241
Increase in rent on same-store properties(1)	811
TRS senior housing revenue in excess of that received in Fiscal 2014(2)	843
Net increase in total revenue	$5,113
(1)	See analysis of NOI by segment on pages 37-41 of the MD&A for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.
Revenues for the six months ended October 31, 2014 were $139.5 million compared to $130.9 million in the six months ended October 31, 2013, an increase of $8.6 million or 6.6%. The increase in revenue for the six months ended October 31, 2014 resulted both from properties acquired and development projects placed in service in Fiscal 2015 and 2014 and from same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue Six Months ended October 31, 2014
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2015	$1,726
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2014 in excess of that received in Fiscal 2014 from the same properties	4,330
Increase in rent on same-store properties(1)	953
TRS senior housing revenue in excess of that received in Fiscal 2014(2)	1,636
Net increase in total revenue	$8,645
(1)	See analysis of NOI by segment on pages 37-41 of the MD&A for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.
Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 2.8% to $16.8 million in the second quarter of fiscal year 2015, compared to $16.4 million in the same period of the prior fiscal year. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements.
Depreciation/amortization related to real estate investments decreased by 4.1% to $33.0 million in the six months ended October 31, 2014, compared to $34.4 million in the same period of the prior fiscal year. This decrease was primarily attributable to a change in the lives of several intangible assets due to a change in lease terms in the first quarter of fiscal year 2014.
Utilities.  Utilities decreased by 2.2% to $5.1 million in the second quarter of fiscal year 2015, compared to $5.2 million in the same period of the prior fiscal year. Same-store properties realized a decrease of $214,000 which was primarily attributable to a decrease in utility rates.  This decrease was offset by an increase of $99,000 attributable to the addition of new income producing real estate properties.
Utilities decreased by 3.5% to $9.8 million in the six months ended October 31, 2014 compared to $10.1 million in the same period of the prior fiscal year. Same-store properties realized a decrease of $549,000 which was primarily attributable to a decrease in utility rates.  This decrease was offset by an increase of $192,000 attributable to the addition of new income producing real estate properties.

Maintenance.  Maintenance expenses increased by 9.3% to $7.8 million in the second quarter of fiscal year 2015, compared to $7.2 million in the same period of the prior fiscal year.  An increase of $476,000 was attributable to more general maintenance items being completed at same-store properties compared to the prior year while an increase of $190,000 was attributable to the addition of new income producing real estate properties.
Maintenance expenses increased by 4.7% to $15.6 million in the six months ended October 31, 2014 compared to $14.9 million in the same period of the prior fiscal year.  An increase of $408,000 was attributable to more general maintenance items being completed at same-store properties compared to the prior year while an increase of $293,000 was attributable to the addition of new income producing real estate properties.
Real Estate Taxes.  Real estate taxes decreased by 1.1% to $8.3 million in the second quarter of fiscal year 2015, compared to $8.4 million in the same period of the prior fiscal year. A decrease of $76,000 was realized at same-store properties compared to the prior year while a decrease of $19,000 was attributable to the addition of new income-producing real estate properties.
Real estate taxes increased by 0.2% to $16.8 million in the six months ended October 31, 2014 compared to $16.7 million in the same period of the prior fiscal year. An increase of $170,000 was attributable to the addition of new income-producing real estate properties while same-store properties realized a decrease of $139,000 compared to the prior year.
Insurance.  Insurance expense decreased by 4.8% to $1.3 million in the second quarter of fiscal year 2015, compared to $1.4 million in the same period of the prior fiscal year. Increased deductibles paid on insurance claims at same-store properties accounted for a decrease of $298,000 while insurance premiums increased by $149,000 when compared to the prior year.  An increase of $81,000 was attributable to the addition of new income-producing real estate properties.
Insurance expense increased by 13.5% to $3.1 million in the six months ended October 31, 2014 compared to $2.7 million in the same period of the prior fiscal year. Approximately $294,000 of the increase was attributable to increased insurance premiums at same-store properties while deductibles paid on insurance claims decreased by $80,000 when compared to the prior year.  The addition of new income-producing real estate properties accounted for an increase of $153,000.
Property Management Expenses.  Property management expenses increased by 4.1% to $4.4 million in the first quarter of fiscal year 2015, compared to $4.2 million in the same period of the prior fiscal year. An increase of $184,000 was attributable to the addition of new income-producing real estate properties while same-store properties realized a decrease of $13,000 compared to the prior year.
Property management expenses increased by 8.0% to $9.0 million in the six months ended October 31, 2014 compared to $8.3 million in the same period of the prior fiscal year. An increase of $251,000 was attributable to internal property management expenses at same-store properties while the addition of new income-producing real estate properties accounted for an increase of $415,000.
Other Property Expenses.  Other property expense, consisting of bad debt provision expense, increased to approximately $350,000 in the second quarter of fiscal year 2015, compared to approximately $3,000 in the same period of the prior fiscal year. Other property expense increased to approximately $556,000 in the six months ended October 31, 2014, compared to approximately $180,000 in the same period of the prior fiscal year.  The increase for both the three and six months is primarily due to an increase in the provision for bad debt.
TRS Senior Housing Expenses.  The Company has one TRS, acquired during the second quarter of fiscal year 2014, which is the tenant in the Company's Legends at Heritage Place senior housing facility. Property management expenses for the Heritage Place property are paid by the TRS, as the tenant in the property, and revenue from the Heritage Place facility is shown as TRS senior housing revenue on the Condensed Consolidated Statements of Operations. TRS senior housing expense was approximately $725,000 and $1.4 million, respectively, in the three and six months ended October 31, 2014.  The Company had no TRS senior housing expenses in the same periods of the prior fiscal year.
General and Administrative.  General and administrative expenses increased by 8.2% to $3.5 million in the second quarter of fiscal year 2015, compared to $3.2 million in the same period of the prior fiscal year. This change was primarily due to an increase of approximately $299,000 in share-based compensation expense, partially offset by decreases in other expenses.
General and administrative expenses increased by 16.7% to $7.7 million in the six months ended October 31, 2014, compared to $6.6 million in the same period of the prior fiscal year. This change was primarily due to an increase of approximately $1.1 million in share-based compensation expense.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments remained consistent in the three and six months ended October 31, 2014, compared to the same periods of the prior fiscal year.

Impairment of Real Estate Investments.  During the three months ended October 31, 2014, the Company incurred a loss of $3.2 million due to the impairment of two office properties. During the six months ended October 31, 2014, the Company incurred a loss of $5.6 million dollars due to the impairment of three office properties and a retail property. No impairment from continuing operations was recognized in the three and six months ended October 31, 2013. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Gain on Involuntary Conversion.  During the six months ended October 31, 2013, the Company recognized a gain on involuntary conversion of $966,000. No gain on involuntary conversion was recognized in the three or six months ended October 31, 2014. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Interest Expense.  Components of interest expense in the three and six months ended October 31, 2014 and 2013 were as follows.

	(in thousands, except percentages)
	Three Months Ended				Six Months Ended
	October 31		2014 vs 2013		October 31		2014 vs 2013
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Mortgage debt	$13,583	$14,206	$(623)	(4.4)%	$26,992	$28,376	$(1,384)	(4.9)%
Line of credit	447	132	315	238.6%	868	263	605	230.0%
Other	569	461	108	23.4%	1,403	756	647	85.6%
Total interest expense	$14,599	$14,799	$(200)	(1.4)%	$29,263	$29,395	$(132)	(0.4)%
Mortgage interest decreased by 4.4% to $13.6 million in the second quarter of fiscal year 2015, compared to $14.2 million in the same period of the prior fiscal year.  Mortgages on properties newly acquired in fiscal years 2015 and 2014 added approximately $170,000 and $265,000 to our mortgage interest expense in the three and six months ended October 31, 2014, respectively, while mortgage interest on same-store properties decreased approximately $793,000 and $1.6 million compared to the three and six months ended October 31, 2013, primarily due to loan payoffs and refinancings. Our overall weighted average mortgage interest rate was 5.26% and 5.50% as of October 31, 2014 and 2013, respectively.
Interest expense on our line of credit increased to approximately $447,000 and $868,000 in the three and six months ended October 31, 2014, respectively, compared to approximately $132,000 and $263,000 in the same periods of the prior fiscal year, primarily due to a higher average outstanding balance during fiscal year 2015.
Other interest consists of interest on the Company's construction loans, a financing liability, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased to approximately $569,000 in the second quarter of fiscal year 2015, compared to approximately $461,000 in the same period of the prior fiscal year. Other interest increased to $1.4 million in the six months ended October 31, 2014, compared to approximately $756,000 in the same period of the prior fiscal year, primarily due to interest on a financing liability that was not in place for the entirety of the six months ended October 31, 2013.
Interest Income and Other Income.  The Company recorded interest income in the second quarter of fiscal years 2015 and 2014 of approximately $560,000 and $585,000, respectively. Interest income for the six months ended October 31, 2014 was $1.1 million, compared to approximately $773,000 in the same period of the prior fiscal year. The increase was primarily due to interest earned on a contract for deed that was not in place for the entirety of the six months ended October 31, 2013. See the Proceeds from Financing Liability section of Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Other income consists of real estate tax appeal refunds and other miscellaneous income. The Company earned other income in the three months ended October 31, 2014 and 2013 of approximately $136,000 and $67,000, respectively, and in the six months ended October 31, 2014 and 2013 of approximately $267,000 and $89,000, respectively.
Gain (Loss) on Sale of Real Estate and Other Investments. The Company recorded in continuing operations a net gain of $1.2 million in the three months ended October 31, 2014 and a net loss of $(1.8) million in the six months ended October 31, 2014 on the sale of real estate.  Properties sold in the six months ended October 31, 2014 and 2013 are detailed below in the section captioned "Property Dispositions."
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
The Company recorded no income from discontinued operations in the three and six months ended October 31, 2014, compared to $5.4 million and $6.0 million in the three and six months ended October 31, 2013, respectively. During the first three quarters of fiscal year 2014, the Company disposed of two multi-family residential properties, three office properties, twelve industrial properties and three retail properties that were classified as discontinued operations. The Company realized a gain on sale of discontinued operations of approximately $4.7 million and $6.6 million in the three and six months ended October 31, 2013, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net Income.  Net income available to common shareholders for the three and six months ended October 31, 2014 was $5.9 million and $5.7 million, respectively, compared to $10.3 million and $13.5 million for the three and six months ended October 31, 2013, respectively. On a per common share basis, net income was $.02 and $(.01) per common share for the three and six months ended October 31, 2014, respectively, compared to $.06 for the three and six months ended October 31, 2013.
Occupancy
Occupancy as of October 31, 2014 compared to October 31, 2013 increased in two of our five reportable segments (multi-family residential and industrial), decreasing in our office and retail segments and remaining stable in our healthcare segment on a same-store basis. On an all-property basis, occupancy increased in our multi-family residential, office and industrial segments, decreasing in our retail segment and remaining the same in our healthcare segment. The increased occupancy in the industrial segment is due to the lease-up of 90,363 square feet at the Company's Urbandale, Iowa property, which raised occupancy in that segment to 100%. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.
Occupancy Levels on a Same-Store Property and All Property Basis:
	Same-Store Properties		All Properties
	As of October 31,		As of October 31,
Segments	2014	2013	2014	2013
Multi-Family Residential	95.6%	94.4%	94.6%	93.7%
Office	83.3%	85.1%	81.6%	81.0%
Healthcare	96.0%	96.1%	96.1%	96.1%
Industrial	100.0%	95.4%	100.0%	70.2%
Retail	85.7%	87.5%	86.1%	86.6%
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
The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for the three and six months ended October 31, 2014 and 2013.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
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

All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three and six months ended October 31, 2014 and 2013.
	(in thousands, except percentages)
	Qtr Ended				YTD Ended
	Oct FY2015	Oct FY2014	$ Change	% Change	Oct FY2015	Oct FY2014	$ Change	% Change
All Segments

Real estate revenue
Same-store	$63,760	$62,904	$856	1.4%	$126,452	$125,453	$999	0.8%
Non-same-store(1)	6,282	2,868	3,414	119.0%	11,427	5,417	6,010	110.9%
Total	$70,042	$65,772	$4,270	6.5%	$137,879	$130,870	$7,009	5.4%

Real estate expenses
Same-store	$24,946	$24,584	$362	1.5%	$50,373	$49,815	$558	1.1%
Non-same-store(1)	2,291	1,747	544	31.1%	4,382	3,156	1,226	38.8%
Total	$27,237	$26,331	$906	3.4%	$54,755	$52,971	$1,784	3.4%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a	$0	$0	$0	n/a
Non-same-store(1)	0	0	0	n/a	0	966	(966)	(100.0)%
Total	$0	$0	$0	n/a	$0	$966	$(966)	(100.0)%

Net operating income
Same-store	$38,814	$38,320	$494	1.3%	$76,079	$75,638	$441	0.6%
Non-same-store(1)	3,991	1,121	2,870	256.0%	7,045	3,227	3,818	118.3%
Total	$42,805	$39,441	$3,364	8.5%	$83,124	$78,865	$4,259	5.4%
TRS senior housing revenue	843	0			1,636	0
TRS senior housing expenses	(725)	0			(1,418)	0
Depreciation/amortization	(17,668)	(17,167)			(34,724)	(36,167)
General and administrative	(3,468)	(3,205)			(7,744)	(6,637)
Impairment of real estate investments	(3,245)	0			(5,565)	0
Interest expense	(14,599)	(14,799)			(29,263)	(29,395)
Interest and other income	696	652			1,387	862
Income before loss on sale of real estate and other investments and income from discontinued operations	4,639	4,922			7,433	7,528
Gain (loss) on sale of real estate and other investments	1,231	0			(1,762)	0
Income from continuing operations	5,870	4,922			5,671	7,528
Income from discontinued operations(2)	0	5,375			0	5,985
Net income	$5,870	$10,297			$5,671	$13,513

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
Multi-Family Residential -
Colonial Villa, Burnsville, MN; Commons at Southgate, Minot, ND; Cypress Court, St. Cloud, MN;  Dakota Commons, Williston, ND; Homestead Garden, Rapid City, SD; Landing at Southgate, Minot, ND; Northridge, Bismarck, ND; Pinecone Villas, Sartell, MN;  Red 20, Minneapolis, MN; Renaissance Heights I, Williston, ND; River Ridge, Bismarck, ND; Silver Springs, Rapid City, SD and Southpoint, Grand Forks, ND.
Total number of units, 1,397.

	Healthcare -	Spring Creek Fruitland, Fruitland, ID. Total rentable square footage, 39,500.
	Industrial -	Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 17,750.

Held for Sale -	Office -
Burnsville Bluffs II, Burnsville, MN; Northgate I, Maple Grove, MN; Plymouth I, Plymouth, MN; Plymouth II, Plymouth, MN; Plymouth III, Plymouth, MN; Plymouth IV-V, Plymouth, MN; Southeast Tech, Eagan, MN; Thresher Square, Minneapolis, MN and Whitewater Plaza, Minnetonka, MN.
Total rentable square footage, 566,392.

	Retail -	Fargo Express Community, Fargo, ND. Total rentable square footage, 34,226.

Total NOI for held for sale properties for the three months ended October 31, 2014 and 2013, respectively, $683 and $643.
Total NOI for held for sale properties for the six months ended October 31, 2014 and 2013, respectively, $1,465 and $1,273.

Sold -	Multi-Family Residential -	Lancaster, St. Cloud, Minnesota.
	Office -	Dewey Hill Business Center, Edina, MN and Wirth Corporate Center, Golden Valley, Minnesota.
	Industrial -	Eagan 2785 & 2795 Hwy 55, Eagan, MN.
	Retail -	Kalispell Retail Center, Kalispell, MT and Weston Retail, Weston, WI..

Total NOI for sold properties for the three months ended October 31, 2014 and 2013, respectively, $134 and $(37).
Total NOI for sold properties for the six months ended October 31, 2014 and 2013, respectively, $217 and $(24).

(2)	Discontinued operations include gain on disposals and income from operations for:

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

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from same-store properties in our multi-family residential segment increased by $914,000 in the three months ended October 31, 2014 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided the ability to raise rents, and accordingly a $754,000 increase was realized due to rental rate increases.  Other fee items combined increased by $160,000.
Real estate expenses at same-store properties increased by $138,000 in the three months ended October 31, 2014 compared to the same period in the prior fiscal year. The primary factor was increased maintenance expenses of $114,000 attributable to more general maintenance items being completed during the period.  All other real estate expenses combined increased by $24,000.

Real estate revenue from same-store properties in our multi-family residential segment increased by $1.5 million in the six months ended October 31, 2014 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided the ability to raise rents, and accordingly a $1.3 million increase was realized due to rental rate increases.  Other fee items combined increased by $167,000.
Real estate expenses at same-store properties increased by $747,000 in the six months ended October 31, 2014 compared to the same period in the prior fiscal year. The primary factors were increased maintenance expense of $350,000 and increased insurance expenses of $306,000.  The increase in maintenance expense was due to increased labor and benefit costs resulting from the ability to hire additional personnel in energy impacted markets where we were previously understaffed and more general maintenance items being completed during the period while the increase in insurance expense was primarily due to increased insurance premiums.  All other real estate expenses combined increased by $91,000.

	(in thousands, except percentages)
	Qtr Ended				YTD Ended
	Oct FY2015	Oct FY2014	$ Change	% Change	Oct FY2015	Oct FY2014	$ Change	% Change
Multi-Family Residential

Real estate revenue
Same-store	$25,051	$24,137	$914	3.8%	$49,432	$47,978	$1,454	3.0%
Non-same-store	4,543	1,301	3,242	249.2%	7,889	1,833	6,056	330.4%
Total	$29,594	$25,438	$4,156	16.3%	$57,321	$49,811	$7,510	15.1%

Real estate expenses
Same-store	$10,614	$10,476	$138	1.3%	$21,671	$20,924	$747	3.6%
Non-same-store	1,550	686	864	125.9%	2,711	1,083	1,628	150.3%
Total	$12,164	$11,162	$1,002	9.0%	$24,382	$22,007	$2,375	10.8%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a	$0	$0	$0	n/a
Non-same-store	0	0	0	n/a	0	966	(966)	(100.0)%
Total	$0	$0	$0	n/a	$0	$966	$(966)	(100.0)%

Net operating income
Same-store	$14,437	$13,661	$776	5.7%	$27,761	$27,054	$707	2.6%
Non-same-store	2,993	615	2,378	386.7%	5,178	1,716	3,462	201.7%
Total	$17,430	$14,276	$3,154	22.1%	$32,939	$28,770	$4,169	14.5%

Occupancy	2015	2014
Same-store	95.6%	94.4%
Non-same-store	87.6%	83.8%
Total	94.6%	93.7%

Number of Units	2015	2014
Same-store	9,895	9,896
Non-same-store	1,397	677
Total	11,292	10,573

Office
Real estate revenue from same-store properties in our office segment decreased by $335,000 in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. The decrease in revenue was due to a decrease in rental revenue of $218,000 and a decrease in tenant reimbursements of $128,000 which resulted from a decrease in occupancy and recoverable operating expenses.  These decreases were offset by an increase in other real estate revenue items of $11,000.
Real estate expenses at same-store properties increased by $132,000 in the second quarter of fiscal year 2015 compared to the second quarter of fiscal 2014. The primary factor was increased other property expenses of $205,000 due to an increase in the bad debt provision.  All other real estate expenses combined decreased by $73,000.
Real estate revenue from same-store properties in our office segment decreased by $868,000 in the six months ended October 31, 2014 compared to the same period in the prior fiscal year.  The decrease in revenue was primarily due to a decrease in tenant reimbursements of $743,000 which resulted from a decrease in occupancy and a decrease in recoverable operating expenses.  Rental revenue decreased by $139,000 due to decreased occupancy while other real estate revenue items increased by $14,000.
Real estate expenses at same-store properties decreased by $202,000 in the six months ended October 31, 2014 compared to the same period of the prior fiscal year. The primary factors were decreased utility expenses of $358,000 and decreased real estate tax expenses of $153,000.  The decrease in utility expenses was primarily attributable to a decrease in utility rates. Other property expenses increased by $321,000 due to an increase in the bad debt provision while maintenance, insurance and property management expenses combined decreased by $12,000.

	(in thousands, except percentages)
	Qtr Ended				YTD Ended
	Oct FY2015	Oct FY2014	$ Change	% Change	Oct FY2015	Oct FY2014	$ Change	% Change
Office

Real estate revenue
Same-store	$17,658	$17,993	$(335)	(1.9)%	$35,100	$35,968	$(868)	(2.4)%
Non-same-store	1,326	1,374	(48)	(3.5)%	2,731	2,713	18	0.7%
Total	$18,984	$19,367	$(383)	(2.0)%	$37,831	$38,681	$(850)	(2.2)%

Real estate expenses
Same-store	$8,775	$8,643	$132	1.5%	$17,363	$17,565	$(202)	(1.2)%
Non-same-store	721	882	(161)	(18.3)%	1,461	1,714	(253)	(14.8)%
Total	$9,496	$9,525	$(29)	(0.3)%	$18,824	$19,279	$(455)	(2.4)%

Net operating income
Same-store	$8,883	$9,350	$(467)	(5.0)%	$17,737	$18,403	$(666)	(3.6)%
Non-same-store	605	492	113	23.0%	1,270	999	271	27.1%
Total	$9,488	$9,842	$(354)	(3.6)%	$19,007	$19,402	$(395)	(2.0)%

Occupancy	2015	2014
Same-store	83.3%	85.1%
Non-same-store	69.1%	57.0%
Total	81.6%	81.0%

Rentable Square Footage	2015	2014
Same-store	4,117,712	4,113,819
Non-same-store	566,392	714,292
Total	4,684,104	4,828,111

Healthcare
Real estate revenue from same-store properties in our healthcare segment increased by $227,000 in the three months ended October 31, 2014 compared to the same period in the prior fiscal year. Real estate rental revenue increased by $124,000 due to increased rental rates while tenant reimbursements increased by $106,000 primarily due to a slight increase in recoverable operating expenses.  Other real estate revenue items decreased by $3,000.
Real estate expenses from same-store properties increased by $21,000 in the three months ended October 31, 2014 compared to the same period in the prior fiscal year. The increase in expenses was primarily attributable to an increase in maintenance expenses of $107,000 due to more general maintenance items being completed during the quarter.  This increase was offset by a decrease in utility costs of $62,000 primarily attributable to a decrease in utility rates and a decrease in all other real estate expenses combined of 24,000.
Real estate revenue from same-store properties in our healthcare segment increased by $284,000 in the six months ended October 31, 2014 compared to the same period in the prior fiscal year. Real estate rental revenue increased by $266,000 due to increased rental rates while all other real estate revenue items combined increased by $18,000.
Real estate expenses from same-store properties increased by $101,000 in the six months ended October 31, 2014 compared to the same period in the prior fiscal year. The increase in expenses was primarily attributable to an increase in maintenance expenses of $129,000 due to more general maintenance items being completed during the period.  All other real estate expense combined decreased by $28,000.

	(in thousands, except percentages)
	Qtr Ended				YTD Ended
	Oct FY2015	Oct FY2014	$ Change	% Change	Oct FY2015	Oct FY2014	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$16,252	$16,025	$227	1.4%	$32,382	$32,098	$284	0.9%
Non-same-store	184	0	184	n/a	352	0	352	n/a
Total	$16,436	$16,025	$411	2.6%	$32,734	$32,098	$636	2.0%

Real estate expenses
Same-store	$4,149	$4,128	$21	0.5%	$8,513	$8,412	$101	1.2%
Non-same-store	24	0	24	n/a	77	0	77	n/a
Total	$4,173	$4,128	$45	1.1%	$8,590	$8,412	$178	2.1%

Net operating income
Same-store	$12,103	$11,897	$206	1.7%	$23,869	$23,686	$183	0.8%
Non-same-store	160	0	160	n/a	275	0	275	n/a
Total	$12,263	$11,897	$366	3.1%	$24,144	$23,686	$458	1.9%

Occupancy	2015	2014
Same-store	96.0%	96.1%
Non-same-store	100.0%	n/a
Total	96.1%	96.1%

Rentable Square Footage	2015	2014
Same-store	2,956,216	2,956,022
Non-same-store	39,500	0
Total	2,995,716	2,956,022

Industrial
Real estate revenue from same-store properties in our industrial segment increased by $16,000 in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. Real estate rental revenue increased by $27,000 due to increased occupancy while tenant reimbursements decreased by $11,000 due to a decrease in recoverable operating expenses.
Real estate expenses from same-store properties decreased by $61,000 in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The decrease was primarily due to a decrease in real estate tax expenses of $43,000 while all other real estate expenses combined decreased by $18,000.
Real estate revenue from same-store properties in our industrial segment decreased by $6,000 in the six months ended October 31, 2014 compared to the same period of the prior fiscal year. Real estate rental revenue increased by $29,000 due to increased occupancy while tenant reimbursements decreased by $35,000 due to a decrease in recoverable operating expenses.
Real estate expenses from same-store properties decreased by $41,000 in the six months ended October 31, 2014 compared to the same period of the prior fiscal year. The decrease was primarily due to a decrease in real estate tax expenses of $42,000 while all other real estate expenses combined increased by $1,000.
	(in thousands, except percentages)
	Qtr Ended				YTD Ended
	Oct FY2015	Oct FY2014	$ Change	% Change	Oct FY2015	Oct FY2014	$ Change	% Change
Industrial

Real estate revenue
Same-store	$1,556	$1,540	$16	1.0%	$3,053	$3,059	$(6)	(0.2)%
Non-same-store	37	31	6	19.4%	110	550	(440)	(80.0)%
Total	$1,593	$1,571	$22	1.4%	$3,163	$3,609	$(446)	(12.4)%

Real estate expenses
Same-store	$303	$364	$(61)	(16.8)%	$647	$688	$(41)	(6.0)%
Non-same-store	(31)	137	(168)	(122.6)%	74	268	(194)	(72.4)%
Total	$272	$501	$(229)	(45.7)%	$721	$956	$(235)	(24.6)%

Net operating income
Same-store	$1,253	$1,176	$77	6.5%	$2,406	$2,371	$35	1.5%
Non-same-store	68	(106)	174	164.2%	36	282	(246)	(87.2)%
Total	$1,321	$1,070	$251	23.5%	$2,442	$2,653	$(211)	(8.0)%

Occupancy	2015	2014
Same-store	100.0%	95.4%
Non-same-store	100.0%	11.2%
Total	100.0%	70.2%

Rentable Square Footage	2015	2014
Same-store	1,002,361	1,002,361
Non-same-store	17,750	427,672
Total	1,020,111	1,430,033

Retail
Real estate revenue from same-store properties in our retail segment increased by $34,000 in the three months ended October 31, 2014 compared to the same period in the prior fiscal year.  The increase in revenue was due to increased rental revenue of $52,000 which was the result of increased rental rates.  Other real estate revenue items decreased by $18,000.
Real estate expenses from same-store properties increased by $132,000 in the three months ended October 31, 2014 compared to the same period in the prior fiscal year.  The primary factors were increased other property expenses of $98,000 and increased maintenance expenses of $78,000.  The increase in other property expenses was due to an increase in the bad debt provision while the increase in maintenance expenses was due to more general maintenance items being completed during the quarter.  Utility, real estate tax, insurance and property management expenses decreased by a combined $44,000.
Real estate revenue from same-store properties in our retail segment increased by $135,000 in the six months ended October 31, 2014 compared to the same period in the prior fiscal year.  The increase in revenue was due to increased rental revenue of $148,000 which was the result of increased rental rates.  Other real estate revenue items combined decreased by $13,000.
Real estate expenses from same-store properties decreased by $47,000 in the six months ended October 31, 2014 compared to the same period in the prior fiscal year, primarily due to decreased real estate tax expenses.

	(in thousands, except percentages)
	Qtr Ended				YTD Ended
	Oct FY2015	Oct FY2014	$ Change	% Change	Oct FY2015	Oct FY2014	$ Change	% Change
Retail

Real estate revenue
Same-store	$3,243	$3,209	$34	1.1%	$6,485	$6,350	$135	2.1%
Non-same-store	192	162	30	18.5%	345	321	24	7.5%
Total	$3,435	$3,371	$64	1.9%	$6,830	$6,671	$159	2.4%

Real estate expenses
Same-store	$1,105	$973	$132	13.6%	$2,179	$2,226	$(47)	(2.1)%
Non-same-store	27	42	(15)	(35.7)%	59	91	(32)	(35.2)%
Total	$1,132	$1,015	$117	11.5%	$2,238	$2,317	$(79)	(3.4)%

Net operating income
Same-store	$2,138	$2,236	$(98)	(4.4)%	$4,306	$4,124	$182	4.4%
Non-same-store	165	120	45	37.5%	286	230	56	24.3%
Total	$2,303	$2,356	$(53)	(2.2)%	$4,592	$4,354	$238	5.5%

Occupancy	2015	2014
Same-store	85.7%	87.5%
Non-same-store	100.0%	77.1%
Total	86.1%	86.6%

Rentable Square Footage	2015	2014
Same-store	1,196,452	1,196,452
Non-same-store	34,226	111,870
Total	1,230,678	1,308,322

Analysis of Commercial Segments' Credit Risk and Leases
Credit Risk
The following table lists our top ten commercial tenants on October 31, 2014, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of October 1, 2014.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 14.6% of our total commercial segments' minimum rents as of October 1, 2014, and they accounted for approximately 7.6% of our total real estate rentals as of October 1, 2014.
As of October 31, 2014, 57 of our 161 commercial properties, including all 20 of our Edgewood Vista properties, all seven of our Idaho Spring Creek senior housing properties, and all five of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.
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
Lessee	% of Total Commercial Segments' Minimum Rents as of October 1, 2014
Affiliates of Edgewood Vista	14.6%
Fairview Health Services	3.7%
St. Luke's Hospital of Duluth, Inc.	3.7%
Applied Underwriters	2.4%
HealthEast Care System	1.8%
Microsoft (NASDAQ: MSFT)	1.4%
Arcadis Corporate Services, Inc.	1.4%
Affiliates of Siemens USA (NYSE: SI)	1.4%
Nebraska Orthopaedic Hospital(1)	1.3%
State of Idaho Department of Health and Welfare	1.2%
All Others	67.1%
Total Monthly Commercial Rent as of October 1, 2014	100.0%
(1)
The tenant in the Company's Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. The Company and its tenant are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price. The Company currently can give no assurance that the sale of the property pursuant to the purchase option will be completed.

Commercial Leasing Activity
During fiscal year 2015, we have executed new and renewal commercial leases for our same-store rental properties on 363,924 square feet for the three months ended October 31, 2014 and 653,905 square feet for the six months ended October 31, 2014.  Despite our leasing efforts, occupancy in our same-store commercial portfolio decreased slightly to 89.5% as of October 31, 2014, down from 90.0% as of October 31, 2013.
The total leasing activity for our same-store commercial rental properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:
Three Months Ended October 31, 2014 and 2013
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy

Segments	2014	2013	2014	2013	2014	2013	2014	2013
Office	43,428	86,863	140,417	84,829	183,845	171,692	83.3%	85.1%
Healthcare	2,632	9,590	61,672	3,734	64,304	13,324	96.0%	96.1%
Industrial	0	120,363	0	29,754	0	150,117	100.0%	95.4%
Retail	23,746	5,902	92,029	37,128	115,775	43,030	85.7%	87.5%
Total	69,806	222,718	294,118	155,445	363,924	378,163	89.5%	90.0%

(1)
The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period.

Six Months Ended October 31, 2014 and 2013
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy

Segments	2014	2013	2014	2013	2014	2013	2014	2013
Office	82,548	213,855	267,149	142,374	349,697	356,229	83.3%	85.1%
Healthcare	11,579	31,093	100,688	17,262	112,267	48,355	96.0%	96.1%
Industrial	0	170,403	0	251,831	0	422,234	100.0%	95.4%
Retail	47,968	97,859	143,973	49,693	191,941	147,552	85.7%	87.5%
Total	142,095	513,210	511,810	461,160	653,905	974,370	89.5%	90.0%
(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period.
New Leases
The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store commercial rental properties:
Three Months Ended October 31, 2014 and 2013
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)			Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	43,428	86,863	4.6	3.9	$14.73	$16.38	$19.92	$14.77	$5.91	$5.17
Healthcare	2,632	9,590	3.4	4.6	19.89	20.28	9.25	50.48	0	10.12
Industrial	0	120,363	0	2.1	0	3.59	0	0.25	0	0.82
Retail	23,746	5,902	3.7	7.3	7.69	14.03	19.52	16.87	1.64	3.47
Total	69,806	222,718	4.1	4.3	$12.53	$9.57	$19.38	$8.51	$4.23	$2.99
(1)
The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.

(2)
Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Six Months Ended October 31, 2014 and 2013
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)			Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	82,548	213,855	4.7	4.6	$13.86	$14.38	$15.69	$15.01	$5.09	$4.67
Healthcare	11,579	31,093	5.5	5.3	20.82	21.43	25.05	49.94	7.03	6.79
Industrial	0	170,403	0	3.2	0	3.74	0	0.18	0	0.68
Retail	47,968	97,859	4.0	5.4	8.35	4.25	17.22	1.55	3.57	4.15
Total	142,095	513,210	4.6	4.7	$12.57	$9.34	$16.97	$9.63	$4.74	$3.37

(1)
The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.

(2)
 Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments. The increase in the average effective rental rate, estimated tenant improvements per square foot and leasing costs per square foot of new leases executed in the total commercial portfolio for the three months ended October 31, 2014 and the six months ended October 31, 2014 when compared to the same periods in the prior year is due primarily to the fact that there were no new industrial leases executed in the six months ended October 31, 2014, since industrial segment rents are typically lower on a per-square foot basis than rents charged for higher-finish office, retail and healthcare space.
Lease Renewals
The following table summarizes our lease renewal activity within our same-store commercial segments (square feet data in thousands):
Three Months Ended October 31, 2014 and 2013
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	140,417	84,829	70.0%	12.3%	2.2	4.3	2.4%	(5.0%)	$0	$6.52	$1.23	$5.70
Healthcare	61,672	3,734	38.0%	100.0%	5.6	3.0	(8.5%)	11.4%	11.77	0	0.46	0
Industrial	0	29,754	0.0%	100.0%	0	3.0	0.0%	16.1%	0	2.71	0	1.78
Retail	92,029	37,128	58.4%	77.2%	3.8	3.0	38.4%	11.2%	0.20	0.40	0	0.06
Total	294,118	155,445	63.0%	31.2%	3.4	3.6	3.5%	0.2%	$2.53	$4.17	$0.68	$3.47
(1)
The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period.

(2)
Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. Beginning in the first quarter of fiscal year 2015, the category of renewed leases does not include leases that have become month-to-month leases; these month-to-month leases are considered lease amendments. Previous-period data has been revised to reflect this change.

(3)
Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Six Months Ended October 31, 2014 and 2013
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Office	267,149	142,374	64.4%	55.8%	2.8	3.9	11.4%	(3.1%)	$2.87	$4.78	$1.56	$4.12
Healthcare	100,688	17,262	61.3%	100.0%	5.6	6.0	(3.9%)	8.2%	9.16	20.19	1.06	2.21
Industrial	0	251,831	0.0%	52.7%	0	3.2	0.0%	7.5%	0	0.32	0	0.48
Retail	143,973	49,693	46.7%	14.8%	4.0	3.5	33.7%	8.3%	1.85	0.30	0.05	0.05
Total	511,810	461,160	58.1%	49.4%	3.8	3.8	9.2%	2.3%	$3.82	$2.44	$1.04	$1.62
(1)
The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.  Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period.

(2)
Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. Beginning in the first quarter of fiscal year 2015, the category of renewed leases does not include leases that have become month-to-month leases; these month-to-month leases are considered lease amendments. Previous-period data has been revised to reflect this change.

(3)
Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

The decline in the average growth in effective rents for the healthcare segment for the three months ended October 31, 2014 and the six months ended October 31, 2014 when compared to the same periods in the prior fiscal year is due to a 45,081 square foot lease renewal executed with the existing single tenant at our Pavilion I property in Duluth, Minnesota.  This lease was renewed at a lower rate than the previous expiring lease due to very low leasing transaction costs associated with the lease renewal.  Absent this lease transaction, the weighted average growth rate in effective rents for the three months ended October 31, 2014 would have been 3.7% and for the six months ended October 31, 2014 would have been 4.2%.
The increase in the weighted average growth in effective rents for the retail segment for the three months ended October 31, 2014 when compared to the same period in the prior fiscal year is due to a 47,150 square foot lease renewal executed at our Rochester, Minnesota Maplewood Square property.  Absent this lease transaction, the weighted average growth rate in effective rents for the three months ended October 31, 2014 would have been 5.3%.
In the three months ended July 31, 2014, IRET executed a 36,752 square foot lease renewal at our St. Cloud, Minnesota Westgate property that contained a significant tenant improvement allowance.  This significant tenant improvement allowance negotiated by the tenant required an increased rental rate to be negotiated by IRET as well.  Absent this lease, and the lease renewal at our Rochester, Minnesota Maplewood Square property mentioned above, the weighted average growth rate in effective rents for the commercial retail segment for the six months ended October 31, 2014 would have been 5.1% and the estimated tenant improvements cost per square foot would have been $0.98.

Lease Expirations
Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated commercial segments properties, including square footage and annualized base rent for expiring leases, as of October 31, 2014.
Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2015(remainder)(1)	101	646,815	7.3%	$10,538,030	8.6%
2016	129	1,180,099	13.3%	14,877,838	12.1%
2017	140	1,200,701	13.5%	19,351,009	15.7%
2018	96	735,386	8.3%	12,360,234	10.0%
2019	90	1,397,269	15.7%	18,325,130	14.9%
2020	48	675,769	7.6%	7,509,897	6.1%
2021	44	396,498	4.5%	5,633,415	4.6%
2022	46	1,400,202	15.8%	18,123,772	14.7%
2023	10	466,870	5.3%	2,002,925	1.6%
2024	46	428,590	4.8%	7,083,543	5.7%
Thereafter	21	349,594	3.9%	7,365,107	6.0%
Totals	771	8,877,793	100.0%	$123,170,900	100.0%
(1)	Includes month-to-month leases. As of October 31, 2014 month-to-month leases accounted for 415,222 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of October 1, 2014, multiplied by 12.
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
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the second quarter of fiscal year 2015, the Company closed on its acquisition of:
•
a 68-unit multi-family residential property in Bismarck, North Dakota, on approximately 5.8 acres of land, for a purchase price of $8.5 million, of which $8.4 million was paid in cash, and the remainder in limited partnership units of the Operating partnership valued at $100,000; and

•	an approximately 12.7-acre parcel of vacant land in Monticello, Minnesota, acquired for possible future development, for a purchase price of $1.6 million, paid in cash.
During the second quarter of fiscal year 2015, the Company sold one multi-family residential property, one office property and one retail property, along with the adjacent unimproved land for a total sales price of $10.9 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing the Company's acquisitions and dispositions during the six month periods ended October 31, 2014 and 2013.
Development and Re-Development Projects
The following tables provide additional detail, as of October 31, 2014, on the Company's in-service (completed) development and re-development projects and development and re-development projects in progress. All of these projects are excluded from the same-store pool. The Company measures initial yield on its development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects listed below range from an estimated approximate 6.0% to an estimated approximate 14.0% initial yield. The higher initial returns are for those projects that are located in certain of the Company's markets which are experiencing higher levels of economic growth due primarily to energy development. In these markets, actual initial yields upon project completion have been above our initial projections due to heightened tenant demand, low vacancy and rent growth in this region. However, the Company currently expects that elevated construction costs in these markets, combined with increased development activity in the region, may make it less likely that actual initial yields upon project completion for the Company's development projects in progress in these markets will materially exceed the estimated initial yields forecast at the project underwriting stage. The Company expects these trends of elevated construction costs and increased competition from other developers to eventually move yields on its development projects in the region to more modest levels similar to returns being achieved in other parts of the United States.
Projects Completed in the Six Months Ended October 31, 2014
				(in thousands)			(in fiscal years)
Project Name and Location	Segment	Total Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of October 31, 2014(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	100%	$10,736	$10,275	$244,000	Q1 2015	Q1 2017
(1)	Excludes tenant improvements and leasing commissions.
Projects in Progress at October 31, 2014
				(in thousands)		(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of October 31, 2014(1)	Anticipated Construction Completion
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	70.1%	$37,201	$34,787	3Q 2015
Minot Wells Fargo Bank - Minot, ND	Retail	4,998 sq ft	100%	3,288	2,781	3Q 2015
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	66 units	34.4%	7,028	5,777	3Q 2015
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	3.0%	33,448	24,689	3Q 2015
Red 20 - Minneapolis, MN(4)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	30.0%	29,462	27,424	3Q 2015
Minot Office Center - Minot, ND	Retail	7,963 sq ft	0%	2,923	1,300	1Q 2016
Roseville 3075 Long Lake Rd - Roseville, MN	Industrial	202,807 sq ft	5.4%	13,915	7,347	1Q 2016
Renaissance Heights I - Williston, ND(5)	Multi-Family Residential	288 units	37.2%	62,362	50,607	1Q 2016
Chateau II - Minot, ND	Multi-Family Residential	72 units	0%	14,711	8,500	1Q 2016
71 France Phase I - Edina, MN(6)	Multi-Family Residential	109 units	0%	27,458	9,649	1Q 2016
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	0%	40,042	13,565	2Q 2016
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	0%	24,519	5,646	2Q 2016
Edina 6565 France SMC III - Edina, MN	Medical	67,890 sq ft	21.0%	34,665	10,840	2Q 2016
PrairieCare Medical - Brooklyn Park, MN	Medical	72,588 sq ft	100%	24,251	7,458	2Q 2016
Other	n/a	n/a	n/a	n/a	1,390	n/a
				$355,273	$211,760

(1)	Includes costs related to development projects that are placed in service in phases (Commons at Southgate - $19.3 million, Red 20 - $11.6 million, Renaissance Heights I - $34.5 million).
(2)	The Company is currently an approximately 52.9% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)	The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(5)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(6)
The project will be constructed in three phases, and at the conclusion of construction of the third phase, the Company will have an approximately 52.6% interest in the joint venture entity constructing the project. The anticipated total cost amount given in the table above is the total cost to the joint venture entity of the project's first phase. The expected total project cost for all three phases is approximately $69.9 million for a total of approximately 241 residential units and approximately 21,772 square feet of retail space.

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
FFO applicable to common shares and Units for the three months ended October 31, 2014 increased to $22.2 million compared to $20.0 million for the comparable period ended October 31, 2013, an increase of 11.3%.  FFO applicable to common shares and Units for the six months ended October 31, 2014 increased by 3.8% to $41.2 million, compared to $39.6 million for the six months ended October 31, 2013.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS
Three Months Ended October 31,	(in thousands, except per share amounts)
	2014			2013
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$5,114			$8,787
Less dividends to preferred shareholders	(2,878)			(2,878)
Net income available to common shareholders	2,236	117,034	$0.02	5,909	104,861	$0.06
Adjustments:
Noncontrolling interest – Operating Partnership	363	16,261		1,226	21,852
Depreciation and amortization(1)	17,624			17,490
Impairment of real estate investments	3,245			57
Gain on depreciable property sales	(1,231)			(4,698)
Funds from operations applicable to common shares and Units	$22,237	133,295	$0.17	$19,984	126,713	$0.16

Six Months Ended October 31,	(in thousands, except per share amounts)
	2014			2013
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$4,963			$11,865
Less dividends to preferred shareholders	(5,757)			(5,757)
Net income available to common shareholders	(794)	114,033	$(0.01)	6,108	103,606	$0.06
Adjustments:
Noncontrolling interest – Operating Partnership	(39)	18,565		1,276	21,834
Depreciation and amortization(4)	34,661			37,045
Impairment of real estate investments	5,565			1,860
Gain on depreciable property sales	1,762			(6,641)
Funds from operations applicable to common shares and Units	$41,155	132,598	$0.31	$39,648	125,440	$0.32
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $17,668 and $17,167, and depreciation/amortization from Discontinued Operations of $0 and $347, less corporate-related depreciation and amortization on office equipment and other assets of $44 and $24, for the three months ended October 31, 2014 and 2013, respectively.
(2)	UPREIT Units of the Operating Partnership are exchangeable for cash, or, at the Company's discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $34,724 and $36,167, and depreciation/amortization from Discontinued Operations of $0 and $933, less corporate-related depreciation and amortization on office equipment and other assets of $63 and $55 for the six months ended October 31, 2014 and 2013, respectively.

DISTRIBUTIONS
The following distributions per common share and unit were paid during the six months ended October 31 of fiscal years 2015 and 2014:
Month	Fiscal Year 2015	Fiscal Year 2014
July	$.1300	$.1300
October	$.1300	$.1300
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
The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of October 31, 2014, the Company had one multi-bank line of credit with a total commitment capacity of $90.0 million, secured by mortgages on 15 Company properties. Management considers the Company's ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to experience significant challenges including reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent the Company's ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.
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
SOURCES AND USES OF CASH
While credit markets are currently stable and credit availability is relatively unconstrained, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, but we also expect lenders to continue to employ relatively conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness. Accordingly, we continue to be cautious regarding our ability in the remainder of fiscal year 2015 to rely on cash-out refinancing at levels we had achieved prior to the recessionary period, to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals to phase out or modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties. As we have previously noted, we consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of October 31, 2014 100%, or $44.9 million, of our mortgage debt maturing in the third and fourth quarters of fiscal year 2015 is debt placed on properties in our office and healthcare segments. Of this $44.9 million, we expect to pay off $17.1, and we expect to refinance $27.8 million in the third and fourth quarters of fiscal year 2015.  As of October 31, 2014, approximately 3.5%, or $3.6 million, of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 96.5%, or $100.0 million, is debt placed on properties in our office and healthcare segments.
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of October 31, 2014, lending commitments of $90.0 million. As of October 31, 2014, the line of credit was secured by mortgages on 15 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2014 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; MidCountry Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union and United Community Bank. As of October 31, 2014, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million, and as of October 31, 2014 and April 30, 2014, the Company had borrowed $40.5 million and $22.5 million, respectively. The facility includes covenants and restrictions requiring the Company to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2014, the Company believes it was in compliance with the facility covenants.

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2014, the Company's compensating balances totaled $10.7 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.1 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $600,000; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000, Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000, and Bremer Bank, Saint Paul, Minnesota, deposit of $650,000. The deposits at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.
Current anticipated total project costs for development projects in progress at October 31, 2014 total approximately $355.3 million (including costs incurred by project joint venture entities), of which approximately $211.8 million has been incurred as of October 31, 2014. As of October 31, 2014, the Company's Operating Partnership (or the project joint venture entities), had entered into construction loans totaling approximately $189.2 million for development projects in progress. In addition to current planned expenditures for development projects in progress, as of October 31, 2014, the Company is committed to fund $9.1 million in tenant improvements, within approximately the next 12 months.
The issuance of UPREIT Units for property acquisitions continues to be an expected source of capital for the Company. In the three and six months ended October 31, 2014, approximately 11,000 Units, valued at issuance at $100,000 were issued in connection with the Company's acquisition of property. In the three months ended October 31, 2013, approximately 22,000 Units, valued at issuance at $200,000 were issued in connection with the Company's acquisition of property. During the six months ended October 31, 2013, approximately 361,000 Units, valued at issuance at $3.5 million were issued in connection with the Company's acquisition of property.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. There were no waivers issued during the three months ended October 31, 2014 and 2013. During the six months ended October 31, 2014, the Company issued approximately 926,000 shares at an average price of $8.64 per share pursuant to such waivers, for total net proceeds to the Company of $8.0 million. During the six months ended October 31, 2013, the Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million.
Cash and cash equivalents at October 31, 2014 totaled $53.0 million, compared to $68.7 million at October 31, 2013, a decrease of $15.7 million. Net cash provided by operating activities for the six months ended October 31, 2014 increased by $16.0 million, primarily due to an increase in adjusted net income and the collection of insurance proceeds in accounts receivable, compared to the six months ended October 31, 2013.  Net cash used by investing activities increased by $65.9 million for the six months ended October 31, 2014 compared to the six months ended October 31, 2013, primarily due to an increase in payments for development and redevelopment of real estate assets and a decrease in proceeds from the sale of properties. Net cash provided by financing activities was $61.0 million for the six months ended October 31, 2014, compared to $19.9 million used by financing activities in the comparable period of the prior fiscal year. This change was primarily due to an increase in proceeds from construction debt and the Company's revolving line of credit.

FINANCIAL CONDITION
Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $15.5 million as of October 31, 2014, compared to April 30, 2014, due to new loans and the assumption of existing mortgages in conjunction with the acquisition of property. As of October 31, 2014, approximately 93.7% of the Company's $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of October 31, 2014, the weighted average rate of interest on the Company's mortgage debt was 5.26%, compared to 5.37% on April 30, 2014.
Property Owned. Property owned was $2.0 billion at October 31, 2014 and April 30, 2014. During the six months ended October 31, 2014, the Company acquired seven additional investment properties and disposed of seven properties, as described above in the "Property Acquisitions and Dispositions" subsection of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2014 were $53.0 million, compared to $47.3 million on April 30, 2014.
Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $329,000 on October 31, 2014 and on April 30, 2014.
Operating Partnership Units. Outstanding units in the Operating Partnership decreased to 14.7 million Units at October 31, 2014 compared to 21.1 million Units outstanding at April 30, 2014. The decrease resulted primarily from the conversion of Units in exchange for common shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on October 31, 2014 totaled 119.8 million, compared to 109.0 million outstanding on April 30, 2014. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of 4.2 million common shares issued during the six months ended October 31, 2014, for a total value of $34.8 million. Conversions of 6.4 million UPREIT Units to common shares, for a total of $37.7 million in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the six months ended October 31, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.
Variable interest rates. Because approximately 93.7% and 97.9% of our mortgage debt, as of October 31, 2014 and April 30, 2014, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt, and accordingly interest rate fluctuations during the second quarter of fiscal year 2015 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2014, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:
	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total	Fair Value
Fixed Rate	$49,114	$92,553	$199,288	$83,048	$128,046	$396,953	$949,002	$1,119,926
Average Fixed Interest Rate(1)	5.31%	5.14%	4.70%	5.06%	4.78%
Variable Rate	$8,784	$1,038	$16,056	$23,073	$5,915	$9,293	$64,159	$64,159
Average Variable Interest Rate(1)	3.35%	2.97%	2.96%	3.09%	3.22%
							$1,013,161	$1,184,085

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Fixed Rate	$25,193	$46,219	$37,877	$30,748	$25,069	$46,580	$211,686
Variable Rate	924	1,646	1,592	688	477	109	5,436
							$217,122
(1)	Interest rate given is for the entire year.
The weighted average interest rate on our fixed rate and variable rate debt as of October 31, 2014, was 5.26%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $64.2 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $642,000.
ITEM 4. CONTROLS AND PROCEDURES
IRET's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
As reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014, and in the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal year 2015 ended July 31, 2014, the Company had concluded that its disclosure controls and procedures were not effective as of the quarters ended April 30, 2014 and July 31, 2014, due to the fact that there was a material weakness in our internal control over financial reporting, as discussed in more detail under Part II, Item 9A in our Annual Report on Form 10-K for fiscal year 2014.
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
Remediation Plan
In response to the material weakness, the Company has taken remedial action to strengthen its existing internal controls and processes. In the first and second quarters of fiscal year 2015, management  (i) engaged the assistance of third parties to evaluate accounting for provisions of share-based compensation plans, (ii) recorded compensation expense in the Company's quarterly interim financial statements based upon fair value of equity awards made under the Plan, and (iii) adjusted the cumulative compensation expense in the current and subsequent quarters.

Company management believes the foregoing efforts have, as of the quarter ended October 31, 2014, effectively remediated the material weakness.

Internal Control Over Financial Reporting: Other than the above-described remediation actions undertaken during the quarter, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of fiscal year 2015, the Company issued an aggregate of 112,831 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: December 10, 2014

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.