Form 10-Q/A
period 2014-10-31
INVESTORS REAL ESTATE TRUST
filed 2014-12-23
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q/A
(Amendment No. 1)
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

 EXPLANATORY NOTE
Investors Real Estate Trust ("IRET") filed its Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 (the "Original Filing") with the SEC on December 10, 2014. IRET is filing this Amendment No. 1 to the Original Filing solely to correct amounts reported in the "Annualized Base Rent of Expiring Leases at Expiration" and "Percentage of Total Commercial Segments Annualized Base Rent" columns of the Lease Expirations as of October 31, 2014 table located in the Original Filing on page 46 under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The errors in the Original Filing were confined to the Lease Expirations table and had no effect on any other reported information; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, IRET has set forth in this amendment Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in its entirety, as amended and restated.
IRET is not amending or revising any other part of the Original Filing. There is no amendment or restatement of any of the financial statements in the Original Filing. This amendment is presented as of the filing date of the Original Filing and does not reflect events occurring after that date and does not modify or update disclosures in any way other than as required to reflect the corrections described above.

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
Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2015(remainder)(1)	101	646,815	7.3%	$8,617,535	7.3%
2016	129	1,180,099	13.3%	14,665,993	12.5%
2017	140	1,200,701	13.5%	18,684,714	16.0%
2018	96	735,386	8.3%	11,086,154	9.5%
2019	90	1,397,269	15.7%	18,064,803	15.4%
2020	48	675,769	7.6%	7,705,957	6.6%
2021	44	396,498	4.5%	5,460,643	4.7%
2022	46	1,400,202	15.8%	17,576,148	15.0%
2023	10	466,870	5.3%	2,002,925	1.7%
2024	46	428,590	4.8%	6,658,385	5.7%
Thereafter	21	349,594	3.9%	6,569,672	5.6%
Totals	771	8,877,793	100.0%	$117,092,929	100.0%
(1)	Includes month-to-month leases. As of October 31, 2014 month-to-month leases accounted for 415,222 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of October 1, 2014, multiplied by 12.
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

Item 6. Exhibits
See the exhibit index attached hereto, which is incorporated by reference herein. The following exhibits listed on the exhibit index are filed as exhibits to the Registrant's Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended October 31, 2014.
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

Date: December 23, 2014

Exhibit Index
Exhibit No.	Description
12
Calculation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Distributions (filed as Exhibit 12 to the Company's Quarterly Report on Form 10-Q filed December 10, 2014, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32 to the Company's Quarterly Report on Form 10-Q filed December 10, 2014 and incorporated herein by reference).

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements (submitted electronically as Exhibit 101 to the Company's Quarterly Report on Form 10-Q filed December 10, 2014).