Form 10-Q
period 2015-01-31
INVESTORS REAL ESTATE TRUST
filed 2015-03-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For Quarter Ended January 31, 2015
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
Registrant is a North Dakota Real Estate Investment Trust. As of February 20, 2015, it had 122,600,010 common shares of beneficial interest outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2015
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
	(in thousands, except share data)
	January 31, 2015	April 30, 2014
ASSETS
Real estate investments
Property owned	$2,093,148	$1,996,031
Less accumulated depreciation	(439,153)	(424,288)
	1,653,995	1,571,743
Development in progress	114,005	104,609
Unimproved land	27,675	22,864
Total real estate investments	1,795,675	1,699,216
Real estate held for sale	44,259	2,951
Cash and cash equivalents	52,148	47,267
Other investments	329	329
Receivable arising from straight-lining of rents, net of allowance of $714 and $796, respectively	27,169	27,096
Accounts receivable, net of allowance of $445 and $248, respectively	5,574	10,206
Real estate deposits	7,494	145
Prepaid and other assets	5,580	4,639
Intangible assets, net of accumulated amortization of $25,423 and $24,071, respectively	28,475	32,639
Tax, insurance, and other escrow	11,277	20,880
Property and equipment, net of accumulated depreciation of $1,364 and $2,041, respectively	1,619	1,681
Goodwill	1,940	1,100
Deferred charges and leasing costs, net of accumulated amortization of $21,020 and $21,068, respectively	19,803	21,072
TOTAL ASSETS	$2,001,342	$1,869,221
LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$69,901	$59,105
Revolving line of credit	50,500	22,500
Mortgages payable	1,006,179	997,689
Other	132,210	63,178
TOTAL LIABILITIES	1,258,790	1,142,472
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,340	6,203
EQUITY
Investors Real Estate Trust shareholders' equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2015 and April 30, 2014, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at January 31, 2015 and April 30, 2014, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 122,134,143 shares issued and outstanding at January 31, 2015, and 109,019,341 shares issued and outstanding at April 30, 2014)	935,287	843,268
Accumulated distributions in excess of net income	(430,282)	(389,758)
Total Investors Real Estate Trust shareholders' equity	643,679	592,184
Noncontrolling interests – Operating Partnership (14,397,983 units at January 31, 2015 and 21,093,445 units at April 30, 2014)	61,177	105,724
Noncontrolling interests – consolidated real estate entities	31,356	22,638
Total equity	736,212	720,546
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$2,001,342	$1,869,221
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and nine months ended January 31, 2015 and 2014
	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2015	2014	2015	2014
REVENUE
Real estate rentals	$60,440	$56,156	$176,401	$164,256
Tenant reimbursement	11,513	11,473	33,431	34,243
TRS senior housing revenue	963	804	2,599	804
TOTAL REVENUE	72,916	68,433	212,431	199,303
EXPENSES
Depreciation/amortization related to real estate investments	16,834	16,733	49,846	51,156
Utilities	5,367	5,042	15,141	15,173
Maintenance	7,799	7,828	23,391	22,719
Real estate taxes	8,816	7,679	25,583	24,415
Insurance	1,479	1,190	4,560	3,904
Property management expenses	4,746	4,064	13,731	12,383
Other property expenses	227	124	783	304
TRS senior housing expenses	825	671	2,243	671
General and administrative	3,242	2,935	10,986	9,572
Amortization related to non-real estate investments	916	756	2,628	2,500
Impairment of real estate investments	540	4,798	6,105	4,798
TOTAL EXPENSES	50,791	51,820	154,997	147,595
Gain on involuntary conversion	0	1,514	0	2,480
Operating income	22,125	18,127	57,434	54,188
Interest expense	(14,595)	(15,130)	(43,858)	(44,525)
Interest income	561	573	1,681	1,346
Other income	109	34	376	123
Income before gain (loss) on sale of real estate and other investments and income from discontinued operations	8,200	3,604	15,633	11,132
Gain (loss) on sale of real estate and other investments	951	0	(811)	0
Income from continuing operations	9,151	3,604	14,822	11,132
Income from discontinued operations	0	465	0	6,450
NET INCOME	9,151	4,069	14,822	17,582
Net income attributable to noncontrolling interests – Operating Partnership	(657)	(130)	(618)	(1,406)
Net income attributable to noncontrolling interests – consolidated real estate entities	(123)	(436)	(870)	(808)
Net income attributable to Investors Real Estate Trust	8,371	3,503	13,334	15,368
Dividends to preferred shareholders	(2,879)	(2,879)	(8,636)	(8,636)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,492	$624	$4,698	$6,732
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.05	$.00	$.04	$.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00	.00	.05
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.05	$.00	$.04	$.06
DIVIDENDS PER COMMON SHARE	$.1300	$.1300	$.3900	$.3900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the nine months ended January 31, 2015 and 2014
	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONCONTROLLING INTERESTS	TOTAL EQUITY
						(as revised)	(as revised)
Balance April 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$142,657	$755,444
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					15,368	2,038	17,406
Distributions – common shares and units					(40,685)	(8,508)	(49,193)
Distributions – Series A preferred shares					(1,779)		(1,779)
Distributions – Series B preferred shares					(6,857)		(6,857)
Distribution reinvestment and share purchase plan			5,239	44,153			44,153
Share-based compensation			13	112			112
Partnership units issued						3,480	3,480
Redemption of units for common shares			197	1,131		(1,131)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						3,316	3,316
Other				(34)		(731)	(765)
Balance January 31, 2014	5,750	$138,674	106,937	$829,816	$(344,294)	$141,121	$765,317

Balance April 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					13,334	1,351	14,685
Distributions – common shares and units					(45,222)	(6,753)	(51,975)
Distributions – Series A preferred shares					(1,779)		(1,779)
Distributions – Series B preferred shares					(6,857)		(6,857)
Distribution reinvestment and share purchase plan			6,205	50,875			50,875
Share-based compensation			204	2,632			2,632
Partnership units issued						100	100
Redemption of units for common shares			6,706	38,512		(38,512)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						8,540	8,540
Other						(555)	(555)
Balance January 31, 2015	5,750	$138,674	122,134	$935,287	$(430,282)	$92,533	$736,212
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2015 and 2014
	(in thousands)
	Nine Months Ended January 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,822	$17,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,583	55,996
Loss (gain) on sale of real estate, land, other investments and discontinued operations	811	(6,999)
Gain on involuntary conversion	0	(2,480)
Share-based compensation expense	1,935	0
Impairment of real estate investments	6,105	6,658
Bad debt expense	840	346
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(244)	(2,179)
Decrease (increase) in accounts receivable	2,217	(3,483)
Increase in prepaid and other assets	(1,140)	(3,127)
Increase in tax, insurance and other escrow	(548)	(1,779)
Increase in deferred charges and leasing costs	(2,716)	(3,506)
Increase in accounts payable, accrued expenses, and other liabilities	5,109	3,075
Net cash provided by operating activities	80,774	60,104
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	575	926
Payments for real estate deposits	(7,924)	(4,232)
Decrease in lender holdbacks for improvements	11,063	2,186
Increase in lender holdbacks for improvements	(913)	(12,388)
Proceeds from sale of discontinued operations	0	78,879
Proceeds from sale of real estate and other investments	26,758	165
Insurance proceeds received	2,537	2,452
Payments for acquisitions of real estate assets	(24,404)	(33,662)
Payments for development and re-development of real estate assets	(143,256)	(97,288)
Payments for improvements of real estate assets	(24,681)	(25,815)
Net cash used by investing activities	(160,245)	(88,777)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	78,875	40,733
Principal payments on mortgages payable	(83,198)	(81,432)
Proceeds from revolving line of credit and other debt	45,000	12,500
Proceeds from construction debt	69,051	39,784
Principal payments on revolving line of credit and other debt	(17,000)	(17,443)
Proceeds from financing liability	0	7,900
Proceeds from sale of common shares under distribution reinvestment and share purchase program	38,819	33,160
Proceeds from noncontrolling partner – consolidated real estate entities	1,916	416
Distributions paid to common shareholders, net of reinvestment of $11,550 and $10,511, respectively	(33,672)	(30,174)
Distributions paid to preferred shareholders	(8,636)	(8,636)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $506 and $482, respectively	(6,247)	(8,026)
Distributions paid to noncontrolling interests – consolidated real estate entities	(556)	(748)
Net cash provided (used) by financing activities	84,352	(11,966)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,881	(40,639)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,267	94,133
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,148	$53,494
(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2015 and 2014
	(in thousands)
	Nine Months Ended January 31
	2015	2014
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$11,550	$10,511
Operating partnership distribution reinvestment plan	506	482
Operating partnership units converted to shares	38,512	1,131
Shares issued under the Incentive Award Plan	860	112
Real estate assets acquired through the issuance of operating partnership units	100	3,480
Real estate assets acquired through assumption of indebtedness and accrued costs	12,169	0
Increase (decrease) to accounts payable included within real estate investments	6,384	(325)
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	6,624	2,900
Involuntary conversion of assets due to flood and fire damage	0	7,052
Forfeiture of note payable in conjunction with sale of property	0	600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $3,628 and $2,139, respectively	$39,073	$40,845
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2015 and 2014
NOTE 1 • ORGANIZATION
Investors Real Estate Trust ("IRET" or the "Company") is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary ("TRS"). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the nine months ended January 31, 2015 and 2014. IRET's multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of January 31, 2015, IRET owned 99 multi-family residential properties with 11,765 apartment units and 160 commercial properties, consisting of office, healthcare, industrial and retail properties, totaling 9.8 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the "Operating Partnership"), as well as through a number of other consolidated subsidiary entities.
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
The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company's interest in the Operating Partnership was 89.5% of the common units of the Operating Partnership as of January 31, 2015 and 83.8% as of April 30, 2014. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners' interests ("Units") for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.
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
As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above. During the quarter ended April 30, 2014, the Company applied the new standard to one property that was classified as held for sale. The Company applied the new standard to nine property dispositions and thirteen properties classified as held for sale during the nine months ended January 31, 2015.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU No. 2014-09 does not apply to lease contracts accounted for under Accounting Standards Codification Topic ("ASC") 840, Leases. The ASU is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect adoption of this update to have a material impact on the Company's operating results or financial position.
In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company does not expect the adoption of this update to have a material impact on the Company's operating results or financial position.
In January 2014, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20):  Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature and occurring infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this update to have a material impact on the Company's operating results or financial position.
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
During the nine months ended January 31, 2015, the Company incurred a loss of $6.1 million due to impairment of four commercial properties and two parcels of unimproved land. The Company recognized impairments of $2.1 million on a retail property in Kalispell, Montana, approximately $183,000 on an office property in Golden Valley, Minnesota, $1.8 million on an office property in

Minneapolis, Minnesota, $1.4 million on an office property in Boise, Idaho, approximately $98,000 on unimproved land in Eagan, Minnesota, and approximately $442,000 on unimproved land in Weston, Wisconsin. These properties were written-down to estimated fair value during the first, second and third quarters of fiscal year 2015 based on receipt of individual market offers to purchase and the Company's intent to dispose of the properties or, in the case of the Boise, Idaho and Weston, Wisconsin properties, an independent appraisal. The Kalispell and Golden Valley properties were sold in the second quarter of fiscal year 2015. The Minneapolis property is classified as held for sale at January 31, 2015. During the nine months ended January 31, 2014, the Company incurred a loss of $6.7 million due to impairment of five commercial properties, of which $1.9 million is reflected in discontinued operations.  See Note 7 for additional information on discontinued operations. The Company recognized impairments of approximately $864,000 on a commercial industrial property in St. Louis Park, Minnesota; $329,000 on a commercial office property in Bloomington, Minnesota; $265,000 on a commercial retail property in Anoka, Minnesota; $402,000 on a commercial industrial property in Clive, Iowa and $4.8 million on a commercial industrial property in Roseville, Minnesota.
HELD FOR SALE
The Company classifies properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded on assets classified as held for sale. Prior to February 1, 2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company's consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above in Recent Accounting Pronouncements. At January 31, 2015, the Company had 10 office properties, one retail property, one healthcare property and one parcel of unimproved land classified as held for sale with assets of $44.3 million and liabilities of $22.6 million.
COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2015, the Company's compensating balances totaled $14.3 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.1 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $3.6 million; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000, Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000,and Bremer Bank, Saint Paul, Minnesota, deposit of $1.3 million. The deposits at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.
The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $11.1 million in holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2015 is due primarily to the release of loan proceeds to the Company upon completion of construction and tenant improvement projects, while the increase of approximately $913,000 represents additional amounts retained by lenders for new projects.
IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL
Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the nine months ended January 31, 2015 and 2014, respectively, the Company added approximately $365,000 and $900,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the nine months ended January 31, 2015 and 2014 are 0.5 years and 0.7 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
The Company's identified intangible assets and intangible liabilities at January 31, 2015 and April 30, 2014 were as follows:
	(in thousands)
	January 31, 2015	April 30, 2014
Identified intangible assets (included in intangible assets):
Gross carrying amount	$53,898	$56,710
Accumulated amortization	(25,423)	(24,071)
Net carrying amount	$28,475	$32,639

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$134	$173
Accumulated amortization	(107)	(127)
Net carrying amount	$27	$46
The amortization of acquired below-market leases and acquired above-market leases reduced rental income by approximately $6,000 and $11,000 for the three months ended January 31, 2015 and 2014, respectively, and approximately $19,000 and $32,000 for the nine months ended January 31, 2015 and 2014, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2016	$20
2017	12
2018	(1)
2019	(2)
2020	(1)
Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.3 million and $1.5 million for the three months ended January 31, 2015 and 2014, respectively, and $4.5 million and $6.9 million for the nine months ended January 31, 2015 and 2014, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:
Year Ended April 30,	(in thousands)
2016	$4,505
2017	4,036
2018	3,605
2019	3,481
2020	3,395
The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of January 31, 2015 and April 30, 2014 was $1.9 million and $1.1 million, respectively. The annual review at April 30, 2014 indicated no impairment to goodwill and there was no indication of impairment at January 31, 2015.  During the nine months ended January 31, 2015, the Company recognized approximately $852,000 of goodwill from the acquisition of the Homestead Garden residential property and disposed of one residential property to which goodwill had been assigned, and as a result, approximately $11,000 of goodwill was derecognized. During the nine months ended January 31, 2014, the Company disposed of one commercial industrial property to which goodwill had been assigned, and as a result, approximately $7,000 of goodwill was derecognized.
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
On the Condensed Consolidated Statements of Operations, the Company reclassified administrative expenses, advisory and trustee services and other expenses to general and administrative and also reclassified TRS senior housing revenue and TRS senior housing expenses from other income to TRS senior housing revenue and TRS senior housing expenses, respectively.
REVISION
During fiscal year 2014 the Company identified an error pertaining to the reporting for a noncontrolling interest in a consolidated real estate joint venture formed in the fourth quarter of fiscal year 2013 for which the holder of such interest has the right to require the Company to acquire the interest at fair value twelve months after the final certificate of occupancy is obtained for the joint venture's development project. Accounting guidance in ASC 480-10-S99 Redeemable Preferred Stocks, requires that this noncontrolling interest be classified outside of permanent equity because it is redeemable at the option of the joint venture partner. This error resulted in an overstatement of noncontrolling interests and equity in the Company's consolidated statement of equity. This non-cash revision did not impact the Company's consolidated statements of operations or statements of cash flows for any period.
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
The following table presents the effect of this correction on the Company's Condensed Consolidated Statement of Equity for the period affected:
	(in thousands)
Nine Months Ended January 31, 2014	As Previously Reported	Adjustment	As Revised
Consolidated Statement of Equity
Noncontrolling Interests
Balance April 30, 2013	$148,594	$(5,937)	$142,657
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests	2,214	(176)	2,038
Balance January 31, 2014	147,234	(6,113)	141,121
Total Equity
Balance April 30, 2013	761,381	(5,937)	755,444
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests	17,582	(176)	17,406
Balance January 31, 2014	771,430	(6,113)	765,317

INVOLUNTARY CONVERSION OF ASSETS
In June 2011, the Company's Chateau Apartments property, which at that time consisted of two 32-unit buildings, was extensively damaged by a flood. In February 2012, one of the buildings of the Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire (the "2012 Fire"). During the first and third quarters of fiscal year 2014, the Company received $966,000 and $1.3 million, respectively, of insurance proceeds for the 2012 Fire.  The total insurance proceeds for redevelopment related to the 2012 Fire exceeded the basis in the assets requiring replacement, resulting in recognition of $2.5 million in gain from involuntary conversion in the nine months ended January 31, 2014.

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
PROCEEDS FROM FINANCING LIABILITY
During the first quarter of fiscal year 2014, the Company sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to the Company, and also granted an option to the Company to repurchase the property at a specified price at or prior to July 31, 2018. IRET accounted for the transaction as a financing due to the Company's continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.  The balance of the liability as of January 31, 2015 is $7.9 million.
VARIABLE INTEREST ENTITY
On November 27, 2012 the Company entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC. The Company estimated total costs for the project at $52.2 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The first phase of the project, Landing at Southgate, was substantially completed in the second quarter of fiscal year 2014. The second phase of the project, Commons at Southgate, was substantially completed in the third quarter of fiscal year 2015. See Development, Expansion and Renovation Projects in Note 6 for additional information on Commons at Southgate. As of January 31, 2015 IRET is the approximately 52.9% owner of the joint venture and will have management and leasing responsibilities when the project is completed; the real estate development company owns approximately 47.1% of the joint venture and is responsible for the development and construction of the property. The Company has determined that the joint venture is a variable interest entity ("VIE"), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity's economic performance.
On June 12, 2014 the Company entered into a joint venture operating agreement with a real estate development company and two other partners to construct a three-phase apartment and retail project in Edina, Minnesota as IRET – 71 France, LLC. The Company estimates total costs for the project at $73.3 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The first and second phases of the project are expected to be completed in the second and third quarters of fiscal year 2016, respectively. Construction of the third phase has not commenced, but is expected to be completed in the first quarter of fiscal year 2017. See Development, Expansion and Renovation Projects in Note 6 for additional information. As of January 31, 2015 IRET is the approximately 52.6% owner of the joint venture and will have management and leasing responsibilities after the project has been in service for 24 months; the real estate development company and the other two partners own approximately 47.4% of the joint venture and are responsible for the development, construction and initial leasing of the property. The Company has determined that the joint venture is a variable interest entity ("VIE"), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity's economic performance.

NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended January 31, 2015 and 2014:

	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2015	2014	2015	2014
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$8,371	$3,117	$13,334	$10,034
Income from discontinued operations – Investors Real Estate Trust	0	386	0	5,334
Net income attributable to Investors Real Estate Trust	8,371	3,503	13,334	15,368
Dividends to preferred shareholders	(2,879)	(2,879)	(8,636)	(8,636)
Numerator for basic earnings per share – net income available to common shareholders	5,492	624	4,698	6,732
Noncontrolling interests – Operating Partnership	657	130	618	1,406
Numerator for diluted earnings per share	$6,149	$754	$5,316	$8,138
DENOMINATOR
Denominator for basic earnings per share weighted average shares	120,855	106,208	116,303	104,472
Effect of convertible operating partnership units	14,461	21,819	17,334	21,830
Denominator for diluted earnings per share	135,316	128,027	133,637	126,302
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.05	$.00	$.04	$.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.00	.00	.05
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$.05	$.00	$.04	$.06

NOTE 4 • EQUITY
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
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and UPREIT Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. There were no waivers issued during the three months ended January 31, 2015 and 2014. During the nine months ended January 31, 2015, the Company issued approximately 926,000 shares at an average price of $8.64 per share pursuant to such waivers, for total net proceeds to the Company of $8.0 million. During the nine months ended January 31, 2014, the Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million.
During the three months ended January 31, 2015 and 2014, 2.0 million and 1.3 million common shares with a total value included in equity of $16.1 million and $11.1 million, and an average price per share after applicable discounts of $8.06 and $8.27, respectively, were issued under the DRIP plan. During the nine months ended January 31, 2015 and 2014, 6.2 million and 5.2 million common shares with a total value included in equity of $50.9 million and $44.2 million, and an average price per share after applicable discounts of $8.20 and $8.43, respectively, were issued under the DRIP plan.
During the three months ended January 31, 2015 and 2014, respectively, approximately 333,000 Units and approximately 37,000 Units were converted to common shares, with a total value of approximately $811,000 and approximately $185,000 included in equity. During the nine months ended January 31, 2015 and 2014, respectively, 6.7 million Units and approximately 197,000 Units were converted to common shares, with a total value of $38.5 million and $1.1 million included in equity.
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
The revenues and net operating income for these reportable segments are summarized as follows for the three and nine month periods ended January 31, 2015 and 2014, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.
Three Months Ended January 31, 2015	(in thousands)
	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$30,256	$19,086	$17,587	$1,741	$3,283	$71,953
Real estate expenses	13,318	9,050	4,315	501	1,250	28,434
Net operating income	$16,938	$10,036	$13,272	$1,240	$2,033	43,519
TRS senior housing revenue						963
TRS senior housing expenses						(825)
Depreciation/amortization						(17,750)
General and administrative						(3,242)
Impairment of real estate investments						(540)
Interest expense						(14,595)
Interest and other income						670
Income before gain on sale of real estate and other investments						8,200
Gain on sale of real estate and other investments						951
Net income						$9,151

Three Months Ended January 31, 2014	(in thousands)
	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$25,848	$19,394	$17,242	$1,664	$3,481	$67,629
Real estate expenses	10,998	9,037	4,120	493	1,279	25,927
Gain on involuntary conversion	1,514	0	0	0	0	1,514
Net operating income	$16,364	$10,357	$13,122	$1,171	$2,202	43,216
TRS senior housing revenue						804
TRS senior housing expenses						(671)
Depreciation/amortization						(17,489)
General and administrative						(2,935)
Impairment of real estate investments						(4,798)
Interest expense						(15,130)
Interest and other income						607
Income from continuing operations						3,604
Income from discontinued operations						465
Net income						$4,069

Nine Months Ended January 31, 2015	(in thousands)
	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$87,576	$56,917	$50,322	$4,904	$10,113	$209,832
Real estate expenses	37,700	27,873	12,905	1,223	3,488	83,189
Net operating income	$49,876	$29,044	$37,417	$3,681	$6,625	126,643
TRS senior housing revenue						2,599
TRS senior housing expenses						(2,243)
Depreciation/amortization						(52,474)
General and administrative						(10,986)
Impairment of real estate investments						(6,105)
Interest expense						(43,858)
Interest and other income						2,057
Income before loss on sale of real estate and other investments						15,633
Loss on sale of real estate and other investments						(811)
Net income						$14,822

Nine Months Ended January 31, 2014	(in thousands)
	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$75,659	$58,075	$49,340	$5,273	$10,152	$198,499
Real estate expenses	33,006	28,315	12,534	1,447	3,596	78,898
Gain on involuntary conversion	2,480	0	0	0	0	2,480
Net operating income	$45,133	$29,760	$36,806	$3,826	$6,556	122,081
TRS senior housing revenue						804
TRS senior housing expenses						(671)
Depreciation/amortization						(53,656)
General and administrative						(9,572)
Impairment of real estate investments						(4,798)
Interest expense						(44,525)
Interest and other income						1,469
Income from continuing operations						11,132
Income from discontinued operations						6,450
Net income						$17,582

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of January 31, 2015, and April 30, 2014, along with reconciliations to the condensed consolidated financial statements:
	(in thousands)
As of January 31, 2015	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Segment Assets
Property owned	$932,718	$478,590	$519,588	$50,900	$111,352	$2,093,148
Less accumulated depreciation	(172,987)	(112,093)	(115,395)	(10,836)	(27,842)	(439,153)
Net property owned	$759,731	$366,497	$404,193	$40,064	$83,510	1,653,995
Real estate held for sale						44,259
Cash and cash equivalents						52,148
Other investments						329
Receivables and other assets						108,931
Development in progress						114,005
Unimproved land						27,675
Total assets						$2,001,342

	(in thousands)
As of April 30, 2014	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Segment assets
Property owned	$753,731	$544,628	$525,028	$55,375	$117,269	$1,996,031
Less accumulated depreciation	(158,100)	(121,892)	(105,843)	(10,198)	(28,255)	(424,288)
Net property owned	$595,631	$422,736	$419,185	$45,177	$89,014	1,571,743
Real estate held for sale						2,951
Cash and cash equivalents						47,267
Other investments						329
Receivables and other assets						119,458
Development in progress						104,609
Unimproved land						22,864
Total assets						$1,869,221

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
Purchase Options.  The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property's appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of January 31, 2015, the total property cost of the 15 properties subject to purchase options was $120.5 million, and the total gross rental revenue from these properties was $7.7 million for the nine months ended January 31, 2015.  The tenant in the Company's Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. The Company and its tenant are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price. The Company currently can give no assurance that the sale of the property pursuant to the purchase option will be completed.

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
Restrictions on Taxable Dispositions.  Approximately 95 of IRET's properties, consisting of 4.1 million square feet of the Company's combined commercial segments' properties and 4,831 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was $726.9 million at January 31, 2015. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company's business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders' best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.
Redemption Value of Units.  The limited partnership units of the Company's operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company's common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All Units receive the same cash distributions as those paid on common shares.  Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of January 31, 2015 and 2014, the aggregate redemption value of the then-outstanding Units of the operating partnership owned by limited partners was approximately $122.0 million and $186.9 million, respectively.
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
Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of January 31, 2015, the Company is committed to fund $9.3 million in tenant improvements, within approximately the next 12 months.

Development, Expansion and Renovation Projects.  As of January 31, 2015, the Company had several development, expansion and renovation projects underway or placed in service during the quarter, the costs for which have been capitalized, as follows:
			(in thousands)		(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Anticipated Total Cost	Costs as of January 31, 2015(1)	Anticipated Construction Completion
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	$37,201	$34,612	In Service
Minot Wells Fargo Bank - Minot, ND	Retail	4,998 sq ft	3,288	3,185	In Service
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	64 units	7,028	6,638	In Service
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	33,448	30,384	In Service
Red 20 - Minneapolis, MN(4)	Multi-Family Residential	130 units	29,462	28,330	In Service
Roseville 3075 Long Lake Rd - Roseville, MN	Industrial	202,807 sq ft	13,915	8,900	4Q 2015
Minot Office Center - Minot, ND	Retail	7,963 sq ft	2,923	1,802	1Q 2016
Renaissance Heights - Williston, ND(5)	Multi-Family Residential	288 units	62,362	54,713	1Q 2016
Chateau II - Minot, ND	Multi-Family Residential	72 units	14,711	11,257	1Q 2016
Edina 6565 France SMC III - Edina, MN	Healthcare	57,479 sq ft	34,665	16,668	1Q 2016
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	40,042	19,885	2Q 2016
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	24,519	11,202	2Q 2016
PrairieCare Medical - Brooklyn Park, MN	Healthcare	72,895 sq ft	24,251	12,195	2Q 2016
71 France Phase I & II - Edina, MN(6)	Multi-Family Residential	181 units	52,055	20,787	3Q 2016
Other	n/a	n/a	n/a	2,547	n/a
			$379,870	$263,105

(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights - $46.0 million).
(2)	The Company is currently an approximately 52.9% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)
The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity. The anticipated total cost includes approximately 10,625 square feet of retail space.

(5)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(6)
The project will be constructed in three phases by a joint venture entity in which the Company has an approximately 52.6% interest. The anticipated total cost amount given in the table above is the total cost to the joint venture entity of the project's first and second phase. The expected total project cost for all three phases is approximately $73.3 million for a total of approximately 241 residential units and approximately 21,772 square feet of retail space.

These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.
Construction interest capitalized for the three month periods ended January 31, 2015 and 2014, respectively, was $1.4 million and approximately $778,000 for development projects completed and in progress. Construction interest capitalized for the nine month periods ended January 31, 2015 and 2014, respectively, was $3.6 million and $2.1 million for development projects completed and in progress.
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

Pending Dispositions. The Company currently has signed sales agreements for the disposition of the following properties. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:
•	an office property in Minneapolis, Minnesota, for a sales price of $7.0 million;
•	a portfolio of seven office properties in Burnsville, Plymouth, Eagan and Minnetonka, Minnesota, for a sales price of $26.6 million;
•	an office property in Eagan, Minnesota, for a sales price of $950,000; and
•	a parcel of unimproved land in Eagan, Minnesota, for a sales price of $325,000.
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
During the nine months ended January 31, 2015, the Company applied ASU No. 2014-08 to the dispositions of nine properties and to the classification of thirteen properties as held for sale and did not record any discontinued operations.  During the first three quarters of fiscal year 2014, the Company disposed of two multi-family residential properties, three office properties, twelve industrial properties and three retail properties that were classified as discontinued operations. During the quarter ended April 30, 2014, the Company applied ASU No. 2014-08 to one property that was classified as held for sale and did not record any discontinued operations. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and nine months ended January 31, 2014:
	(in thousands)
	Three Months Ended January 31	Nine Months Ended January 31
	2014	2014
REVENUE
Real estate rentals	$327	$3,173
Tenant reimbursement	64	1,302
TOTAL REVENUE	391	4,475
EXPENSES
Depreciation/amortization related to real estate investments	75	920
Utilities	26	164
Maintenance	35	299
Real estate taxes	80	951
Insurance	10	97
Property management expenses	27	222
Amortization related to non-real estate investments	2	90
Impairment of real estate investments	0	1,860
TOTAL EXPENSES	255	4,603
Operating income (loss)	136	(128)
Interest expense	(29)	(421)
Income (loss) from discontinued operations before gain on sale	107	(549)
Gain on sale of discontinued operations	358	6,999
INCOME FROM DISCONTINUED OPERATIONS	$465	$6,450

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS
PROPERTY ACQUISITIONS
The Company added approximately $41.3 million of real estate properties to its portfolio through property acquisitions during the nine months ended January 31, 2015, compared to $35.1 million in the nine months ended January 31, 2014. The Company expensed approximately $104,000 and $160,000 of transaction costs related to the acquisitions in the nine months ended January 31, 2015 and 2014, respectively. The Company's acquisitions during the nine months ended January 31, 2015 and 2014 are detailed below.
Nine Months Ended January 31, 2015
		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
152 unit - Homestead Garden - Rapid City, SD(3)	2014-06-02	$15,000	$5,092	$0	$9,908	$655	$14,139	$206
52 unit - Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	0	2,261	215	3,006	59
68 unit - Northridge - Bismarck, ND	2014-09-12	8,500	8,400	100	0	884	7,516	100
		26,780	14,511	100	12,169	1,754	24,661	365

Unimproved Land
Creekside Crossing - Bismarck, ND	2014-05-22	4,269	4,269	0	0	4,269	0	0
PrairieCare Medical - Brooklyn Park, MN	2014-06-05	2,616	2,616	0	0	2,616	0	0
71 France Phase I - Edina, MN(4)	2014-06-12	1,413	0	0	1,413	1,413	0	0
Monticello 7th Addition - Monticello, MN	2014-10-09	1,660	1,660	0	0	1,660	0	0
71 France Phase II & III - Edina, MN(4)	2014-11-04	3,309	0	0	3,309	3,309	0	0
Minot 1525 24th Ave SW - Minot, ND	2014-12-23	1,250	1,250	0	0	1,250	0	0
		14,517	9,795	0	4,722	14,517	0	0

Total Property Acquisitions		$41,297	$24,306	$100	$16,891	$16,271	$24,661	$365
(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Consists of assumed debt (Homestead Garden I: $9.9 million, Silver Springs: $2.3 million) and value of land contributed by the joint venture partner (71 France: $4.7 million).
(3)	At acquisition the Company adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(4)	Land was contributed to a joint venture in which the Company has an approximately 52.6% interest. The joint venture is consolidated in IRET's financial statements.

Nine Months Ended January 31, 2014

		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$6,200	$2,920	$3,280	$0	$287	$5,551	$362
96 unit - Southpoint - Grand Forks, ND	2013-09-05	10,600	10,400	200	0	576	9,893	131
24 unit - Pinecone Villas - Sartell, MN	2013-10-31	2,800	2,800	0	0	584	2,191	25
		19,600	16,120	3,480	0	1,447	17,635	518

Healthcare
98,174 sq ft Legends at Heritage Place - Sartell, MN	2013-10-31	11,863	11,863	0	0	970	10,511	382

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	179	0	0	179	0	0
Jamestown Unimproved - Jamestown, ND	2013-08-09	700	700	0	0	700	0	0
Red 20 - Minneapolis, MN(3)	2013-08-20	1,900	0	0	1,900	1,900	0	0
Legends at Heritage Place - Sartell, MN	2013-10-31	537	537	0	0	537	0	0
Spring Creek Fruitland - Fruitland, IA	2014-01-21	335	335	0	0	335	0	0
		3,651	1,751	0	1,900	3,651	0	0

Total Property Acquisitions		$35,114	$29,734	$3,480	$1,900	$6,068	$28,146	$900
(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Value of land contributed by the joint venture partner.
(3)	Land was contributed to a joint venture in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET's financial statements.
Acquisitions in the nine months ended January 31, 2015 and 2014 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the nine months ended January 31, 2015 and 2014, respectively, (excluding development projects placed in service) are detailed below.
	(in thousands)
	Nine Months Ended January 31
	2015	2014
Total revenue	$1,756	$1,149
Net loss	$(27)	$(194)

DEVELOPMENT PROJECTS PLACED IN SERVICE
IRET Properties placed $113.6 million and $53.5 million of development projects in service during the nine months ended January 31, 2015 and 2014, respectively. The development projects placed in service during the nine months ended January 31, 2015 and 2014 are detailed below.
Nine Months Ended January 31, 2015
		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
44 unit - Dakota Commons - Williston, ND(2)	2014-07-15	$823	$9,596	$10,419
130 unit - Red 20 - Minneapolis, MN(3)	2014-11-21	1,900	26,430	28,330
233 unit - Commons at Southgate - Minot, ND(4)	2014-12-09	3,691	30,921	34,612
64 unit - Cypress Court II - St. Cloud, MN(5)	2015-01-01	447	6,191	6,638
165 unit - Arcata - Golden Valley, MN(6)	2015-01-01	2,088	28,296	30,384
		8,949	101,434	110,383

Commercial Retail
4,998 sq ft Minot Wells Fargo Bank - Minot, ND(7)	2014-11-10	992	2,193	3,185

Total Development Projects Placed in Service		$9,941	$103,627	$113,568
(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the Renaissance Heights project, which was partially placed in service during the fiscal year 2014 and the nine months ended January 31, 2015.
(2)	Costs paid in prior fiscal years totaled $8.1 million. Additional costs paid in fiscal year 2015 totaled $2.3 million, for a total project cost at January 31, 2015 of $10.4 million.
(3)
Costs paid in prior fiscal years totaled $12.2 million. Additional costs paid in fiscal year 2015 totaled $16.1 million, for a total project cost at January 31, 2015 of $28.3 million. The project is owned by a joint venture entity in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET's financial statements.

(4)
Costs paid in prior fiscal years totaled $26.5 million, respectively. Additional costs paid in fiscal year 2015 totaled $8.1 million, for a total project cost at January 31, 2015 of $34.6 million. The project is owned by a joint venture entity in which the Company has an approximately 52.9% interest. The joint venture is consolidated in IRET's financial statements.

(5)
Costs paid in prior fiscal years totaled $1.2 million. Additional costs paid in fiscal year 2015 totaled $5.5 million, for a total project cost at January 31, 2015 of $6.6 million. The project is owned by a joint venture entity in which the Company has an approximately 86.1% interest. The joint venture is consolidated in IRET's financial statements.

(6)	Costs paid in prior fiscal years totaled $11.3 million, respectively. Additional costs paid in fiscal year 2015 totaled $19.1 million, for a total project cost at January 31, 2015 of $30.4 million.
(7)	Costs paid in fiscal year 2015 totaled $3.2 million, including land acquired in fiscal year 2013.

Nine Months Ended January 31, 2014
		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
108 unit - Landing at Southgate - Minot, ND(1)	2013-09-04	$2,262	$12,864	$15,126
132 unit- Cypress Court - St. Cloud, MN(3)	2013-11-01	1,136	12,447	13,583
146 unit- River Ridge - Bismarck, ND(3)	2013-12-02	589	24,229	24,818

Total Development Projects Placed in Service		$3,987	$49,540	$53,527
(1)
Costs paid in prior fiscal years totaled $6.3 million. Costs paid in fiscal year 2014 totaled $8.8 million for a total project cost at January 31, 2014 of $15.1 million. The project is owned by a joint venture entity in which the Company has an approximately 52.9% interest.

(2)
Costs paid in prior fiscal years totaled $5.8 million. Costs paid in fiscal year 2014 totaled $7.8 million for a total project cost at January 31, 2014 of $13.6 million. The project is owned by a joint venture entity in which the Company has an approximately 86.1% interest.

(3)	Costs paid in prior fiscal years totaled $10.1 million. Costs paid in fiscal year 2014 totaled $14.7 million for a total project cost at January 31, 2014 of $24.8 million.
PROPERTY DISPOSITIONS
During the third quarter of fiscal year 2015, the Company sold one office property and one retail property for a total sales price of $10.0 million.
During the third quarter of fiscal year 2014, the Company sold two multi-family residential properties, three industrial properties and two retail properties for a total sales price of $11.7 million. The following table details the Company's dispositions during the nine months ended January 31, 2015 and 2014:
Nine Months Ended January 31, 2015
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
83 unit - Lancaster - St. Cloud, MN	2014-09-22	$4,451	$3,033	$1,418

Office
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100	3,124	(24)
74,568 sq ft Wirth Corporate Center - Golden Valley, MN	2014-08-29	4,525	4,695	(170)
79,297 sq ft Northgate I – Maple Grove, MN	2014-12-01	7,200	6,881	319
		14,825	14,700	125

Industrial
198,600 sq ft Eagan 2785 & 2795 - Eagan, MN	2014-07-15	3,600	5,393	(1,793)

Retail
25,644 sq ft Weston Retail - Weston, WI	2014-07-28	n/a	1,176	(1,176)
52,000 sq ft Kalispell Retail - Kalispell, MT	2014-10-15	1,230	1,229	1
34,226 sq ft Fargo Express Center & SC Pad - Fargo, ND	2014-11-18	2,843	2,211	632
		4,073	4,616	(543)

Unimproved Land
Kalispell Unimproved - Kalispell, MT	2014-10-15	670	670	0

Total Property Dispositions		$27,619	$28,412	$(793)

Nine Months Ended January 31, 2014
		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
84 unit - East Park - Sioux Falls, SD	2013-12-18	$2,214	$2,358	$(144)
48 unit - Sycamore Village - Sioux Falls, SD	2013-12-18	1,296	1,380	(84)
		3,510	3,738	(228)

Office
121,669 sq ft Bloomington Business Plaza - Bloomington, MN	2013-09-12	4,500	7,339	(2,839)
118,125 sq ft Nicollet VII - Burnsville, MN	2013-09-12	7,290	6,001	1,289
42,929 sq ft Pillsbury Business Center - Bloomington, MN	2013-09-12	1,160	1,164	(4)
		12,950	14,504	(1,554)

Industrial
41,880 sq ft Bodycote Industrial Building- Eden Prairie, MN	2013-05-13	3,150	1,375	1,775
42,244 sq ft Fargo 1320 45th Street N - Fargo, ND	2013-05-13	4,700	4,100	600
49,620 sq ft Metal Improvement Company - New Brighton, MN	2013-05-13	2,350	1,949	401
172,057 sq ft Roseville 2929 Long Lake Road - Roseville, MN	2013-05-13	9,275	9,998	(723)
322,751 sq ft Brooklyn Park 7401 Boone Ave - Brooklyn Park, MN	2013-09-12	12,800	12,181	619
50,400 sq ft Cedar Lake Business Center - St. Louis Park, MN	2013-09-12	2,550	2,607	(57)
35,000 sq ft API Building - Duluth, MN	2013-09-24	2,553	1,488	1,065
59,292 sq ft Lighthouse - Duluth, MN	2013-10-08	1,825	1,547	278
606,006 sq ft Dixon Avenue Industrial Park - Des Moines, IA	2013-10-31	14,675	10,328	4,347
41,685 sq ft Winsted Industrial Building - Winsted, MN	2014-01-17	725	747	(22)
69,984 sq ft Minnetonka 13600 County Road 62 - Minnetonka, MN	2014-01-30	3,800	3,084	716
42,510 sq ft Clive 2075 NW 94th Street - Clive, IA	2014-01-30	2,735	2,675	60
		61,138	52,079	9,059

Retail
23,187 sq ft Eagan Community - Eagan, MN	2013-05-14	2,310	2,420	(110)
10,625 sq ft Anoka Strip Center- Anoka, MN	2013-12-23	325	347	(22)
8,400 sq ft Burnsville 2 Strip Center - Burnsville, MN	2014-01-08	650	796	(146)
		3,285	3,563	(278)

Total Property Dispositions		$80,883	$73,884	$6,999

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT
Most of the properties owned by the Company serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. As of January 31, 2015, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable. Interest rates on mortgages payable range from 2.42% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036.
Of the mortgages payable, the balances of fixed rate mortgages totaled $927.7 million at January 31, 2015 and $977.2 million at April 30, 2014. The balances of variable rate mortgages totaled $78.5 million and $20.5 million as of January 31, 2015 and April 30, 2014, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of January 31, 2015, the weighted average rate of interest on the Company's mortgage debt was 5.17%, compared to 5.37% on April 30, 2014. The aggregate amount of required future principal payments on mortgages payable as of January 31, 2015, is as follows:
Fiscal year ended April 30,	(in thousands)
2015 (remainder)	$22,390
2016	130,203
2017	203,510
2018	88,039
2019	134,503
Thereafter	427,534
Total payments	$1,006,179

In the table above, included in the approximately $203.5 million (as of January 31, 2015) of future principal payments on mortgages payable in fiscal year 2017 is a non-recourse $122.6 million CMBS loan, for which nine of the Company's office properties serve as collateral and under which a special-purpose subsidiary of the Company is the borrower. This loan matures in October 2016. Because the loan amount significantly exceeds the Company's current estimate of the fair value of this nine-property portfolio, the Company contacted the master servicer to initiate discussions on various alternatives with regard to the loan. During the first quarter of fiscal year 2015, the Company was notified that the loan has been transferred to the special servicer. The Company cannot predict the outcome of discussions with the special servicer regarding the loan. To date the borrower is current on all payments under the loan.
In addition to the individual first mortgage loans comprising the Company's $1.0 billion of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of January 31, 2015, lending commitments of $90.0 million. This facility is not included in the Company's mortgage indebtedness total. As of January 31, 2015, the line of credit was secured by mortgages on 15 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of January 31, 2015 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union and United Community Bank. As of January 31, 2015, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million, and as of January 31, 2015 and April 30, 2014, the Company had borrowed $50.5 million and $22.5 million, respectively. The facility includes covenants and restrictions requiring the Company to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2015, the Company believes it was in compliance with the facility covenants.

NOTE 10 • FAIR VALUE MEASUREMENTS
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
Fair Value Measurements on a Recurring Basis
The Company had no assets or liabilities recorded at fair value on a recurring basis at January 31, 2015 and April 30, 2014.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 31, 2015 consisted of real estate investments that were written-down to estimated fair value during the nine months ended January 31, 2015. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2014 consisted of real estate investments and real estate held for sale that was written-down to estimated fair value during fiscal year 2014. See Note 2 for additional information on impairment losses recognized during fiscal years 2015 and 2014. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:
	(in thousands)
	January 31, 2015
	Total	Level 1	Level 2	Level 3
ASSETS:
Real estate investments	$695	$0	$0	$695
Real estate held for sale	44,259	0	0	44,259

	(in thousands)
	April 30, 2014
	Total	Level 1	Level 2	Level 3
ASSETS:
Real estate investments	$89,537	$0	$0	$89,537
Real estate held for sale	2,951	0	0	2,951
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

The estimated fair values of the Company's financial instruments as of January 31, 2015 and April 30, 2014, are as follows:
	(in thousands)
	January 31, 2015		April 30, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$52,148	$52,148	$47,267	$47,267
Other investments	329	329	329	329
FINANCIAL LIABILITIES
Other debt	132,183	131,856	63,132	63,250
Line of credit	50,500	50,500	22,500	22,500
Mortgages payable	1,006,179	1,217,825	997,689	1,130,262
NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company's unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Consolidated Balance Sheets. During fiscal year 2014 the Company identified an error pertaining to the reporting for a noncontrolling interest in a consolidated real estate joint venture formed in the fourth quarter of fiscal year 2013 for which the holder of such interest has the right to require the Company to acquire the interest at fair value twelve months after the final certificate of occupancy is obtained for the joint venture's development project. This error resulted in an overstatement of equity and offsetting understatement of the line entitled "redeemable noncontrolling interests – consolidated real estate entities" in the mezzanine section of the Company's consolidated balance sheet of $6.1 million as of January 31, 2014. The Company revised its previously issued statement of equity to correct the effect of this error.  See Note 2 for additional information.
As of January 31, 2015 and 2014, the estimated redemption value of the redeemable noncontrolling interests was $6.3 million and $6.1 million, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.
(in thousands)
Balance at April 30, 2014	$6,203
Net income	137
Balance at January 31, 2015	$6,340

(in thousands)
Balance at April 30, 2013	$5,937
Net income	176
Balance at January 31, 2014	$6,113
NOTE 12 • SUBSEQUENT EVENTS
Common and Preferred Share Distributions. On February 13, 2015, the Company's Board of Trustees declared the following distributions:
Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	March 16, 2015	April 1, 2015
Preferred shares:
Series A	$0.5156	March 16, 2015	March 31, 2015
Series B	$0.4968	March 16, 2015	March 31, 2015
Completed Dispositions. On February 5, 2015, a joint venture entity in which the Company has an approximately 51% interest sold the Jamestown Medical Office Building, a healthcare property in Jamestown, North Dakota, for a sale price of $12.8 million. On February 27, 2015, the Company sold the Weston Walgreens Retail Community, a retail property in Weston, Wisconsin, for a sale price of $5.3 million.  On March 2, 2015, the Company sold Northgate II, an office property in Maple Grove, Minnesota, for a sale price of $2.7 million.

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
Overview
IRET is a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our properties are diversified by type and location. As of January 31, 2015, our real estate portfolio consisted of 99 multi-family residential properties containing 11,765 apartment units and having a total real estate investment amount net of accumulated depreciation of $759.7 million, and 160 commercial properties containing approximately 9.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $894.3 million.
Our primary source of income and cash is rents associated with multi-family residential and commercial leases. Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is focused on growing assets in desired geographical markets, concentrating on multi-family residential and healthcare properties, and adhering to targeted returns in acquiring properties. We have paid quarterly distributions continuously since our first distribution in 1971.
Critical Accounting Policies
In preparing the condensed consolidated financial statements management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company's critical accounting policies is included in the Company's Form 10-K for the fiscal year ended April 30, 2014, filed with the SEC on June 30, 2014, in Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to those policies during the three months ended January 31, 2015.
Significant Events and Transactions during the Three Months Ended January 31, 2015 and 2014
Summarized below are the Company's significant transactions and events during the third quarters of fiscal years 2015 and 2014:
Three Months Ended January 31, 2015
•
A total of 473 apartment units placed in service at the following development projects:  Commons at Southgate in Minot, North Dakota; Red 20 in Minneapolis, Minnesota; Cypress Court II in St. Cloud, Minnesota; Arcata in Golden Valley, Minnesota and Renaissance Heights in Williston, North Dakota. The 4,998-square foot Minot Wells Fargo Bank retail property placed in service in Minot, North Dakota.

•
The announcement that the Company is exploring the calendar year 2015 disposition of substantially all of its office and retail properties, in an update to its current strategic plan, under which the Company has been directing new investments primarily toward multi-family residential and healthcare properties.

•	The disposition of an office property in Maple Grove, Minnesota and a retail property in Fargo, North Dakota for sales prices totaling $10.0 million.
Three Months Ended January 31, 2014
•	The resignations from the Company's Board of Trustees of W. David Scott and John Reed, and the election of Terrance P. Maxwell to the Board of Trustees.

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

Market Conditions and Outlook
During the third quarter of fiscal year 2015, continued high occupancy levels in the Company's multi-family residential portfolio allowed the Company to implement selected rent increases, and the Company expects to see continued favorable results in this segment in the remainder of fiscal year 2015. Demand was strong for the approximately 798 apartment units the Company placed in service during fiscal year 2015. The following development projects were completed in the third quarter, with a total of 592 units available for lease: the Commons at Southgate project in Minot, North Dakota; Cypress Court in St. Cloud, Minnesota; Arcata in Golden Valley, Minnesota and Red 20 in Minneapolis, Minnesota. The Company's Renaissance Heights project in Williston, North Dakota has 162 out of 288 planned units currently in service. However, the Company's ability to maintain occupancy levels and selectively raise rents remains dependent on continued healthy employment and wage growth. The Company has continued to observe considerable multi-family development activity in the Company's markets, and as this new construction is completed and leased, the Company will experience increased competition for residents. However, based on information available to the Company, it appears that apartment developers in our markets are currently seeing increases in construction costs for potential new apartment developments, which may slow new developments in our markets.
The Company's office segment, mostly concentrated in Minnesota, continued to be affected by a number of adverse macro conditions. Demand for office space continues to be limited, with space absorption in the Minneapolis market in particular concentrated in prime locations, and suburban office properties continuing to lag in terms of occupancy. Businesses appear to be maintaining their goal of increasing the density of their work spaces by placing more employees in less total square footage, and downsizing upon lease renewals. The Company expects this erosion in demand for office space to continue, which we expect will impede increases on rental rates in our office portfolio. As a result, although the Company has experienced some modest growth in occupancy levels during the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014, on an all-properties basis, the Company continues to expect a slow and uneven recovery in its office segment.
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
Both the industrial and retail property markets continue to show signs of recovery. The Company's industrial properties are located primarily in the Minneapolis market, and all of these Minneapolis properties are 100% leased. The demand for bulk warehouse and manufacturing space in the Company's markets is strong, with rents generally rising. The retail recovery is evident in regard to the Company's Minneapolis-metro and grocery-anchored retail properties, which are performing well. Locations outside the Minneapolis-metro area, however, continue to experience less demand, with the recession-driven contraction not yet fully reversed.
In January 2015, the Company announced that it is exploring a calendar year 2015 disposition of substantially all of its commercial office and retail properties, in an update to its current strategic plan, under which the Company has been directing new investments primarily toward multifamily residential and healthcare properties. The Company intends to use the proceeds from dispositions to continue portfolio deleveraging and for developing and acquiring high-quality assets in the Company's multi-family, industrial and healthcare segments.

re-development properties, have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for office, healthcare, industrial and retail properties.
For the comparison of the three and nine months ended January 31, 2015 and 2014, all or a portion of 37 properties were non-same-store, of which non-same-store properties 11 were redevelopment or in-service development properties.
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
RESULTS OF OPERATIONS
Consolidated Results of Operations for the Three and Nine Months Ended January 31, 2015 and 2014
The discussion that follows is based on our consolidated results of operations for the three and nine months ended January 31, 2015 and 2014.
	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2015 vs 2014		January 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Real estate rentals	$60,440	$56,156	$4,284	7.6%	$176,401	$164,256	$12,145	7.4%
Tenant reimbursement	11,513	11,473	40	0.3%	33,431	34,243	(812)	(2.4)%
TRS senior housing revenue	963	804	159	19.8%	2,599	804	1,795	223.3%
TOTAL REVENUE	72,916	68,433	4,483	6.6%	212,431	199,303	13,128	6.6%
Depreciation/amortization related to real estate investments	16,834	16,733	101	0.6%	49,846	51,156	(1,310)	(2.6)%
Utilities	5,367	5,042	325	6.4%	15,141	15,173	(32)	(0.2)%
Maintenance	7,799	7,828	(29)	(0.4)%	23,391	22,719	672	3.0%
Real estate taxes	8,816	7,679	1,137	14.8%	25,583	24,415	1,168	4.8%
Insurance	1,479	1,190	289	24.3%	4,560	3,904	656	16.8%
Property management expenses	4,746	4,064	682	16.8%	13,731	12,383	1,348	10.9%
Other property expenses	227	124	103	83.1%	783	304	479	157.6%
TRS senior housing expenses	825	671	154	23.0%	2,243	671	1,572	234.3%
General and administrative	3,242	2,935	307	10.5%	10,986	9,572	1,414	14.8%
Amortization related to non-real estate investments	916	756	160	21.2%	2,628	2,500	128	5.1%
Impairment of real estate investments	540	4,798	(4,258)	(88.7)%	6,105	4,798	1,307	27.2%
TOTAL EXPENSES	50,791	51,820	(1,029)	(2.0)%	154,997	147,595	7,402	5.0%
Gain on involuntary conversion	0	1,514	(1,514)	(100.0)%	0	2,480	(2,480)	(100.0)%
Operating income	22,125	18,127	3,998	22.1%	57,434	54,188	3,246	6.0%
Interest expense	(14,595)	(15,130)	535	(3.5)%	(43,858)	(44,525)	667	(1.5)%
Interest income	561	573	(12)	(2.1)%	1,681	1,346	335	24.9%
Other income	109	34	75	220.6%	376	123	253	205.7%
Income before gain (loss) on sale of real estate and other investments and income from discontinued operations	8,200	3,604	4,596	127.5%	15,633	11,132	4,501	40.4%
Gain (loss) on sale of real estate and other investments	951	0	951	n/a	(811)	0	(811)	n/a
Income from continuing operations	9,151	3,604	5,547	153.9%	14,822	11,132	3,690	33.1%
Income from discontinued operations	0	465	(465)	(100.0)%	0	6,450	(6,450)	(100.0)%
NET INCOME	9,151	4,069	5,082	124.9%	14,822	17,582	(2,760)	(15.7)%
Net income attributable to noncontrolling interests – Operating Partnership	(657)	(130)	(527)	405.4%	(618)	(1,406)	788	(56.0)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(123)	(436)	313	(71.8)%	(870)	(808)	(62)	7.7%
Net income attributable to Investors Real Estate Trust	8,371	3,503	4,868	139.0%	13,334	15,368	(2,034)	(13.2)%
Dividends to preferred shareholders	(2,879)	(2,879)	0	0.0%	(8,636)	(8,636)	0	0.0%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,492	$624	4,868	780.1%	$4,698	$6,732	(2,034)	(30.2)%

Revenues.  Revenues for the three months ended January 31, 2015 were $72.9 million compared to $68.4 million in the three months ended January 31, 2014, an increase of $4.5 million or 6.6%. The increase in revenue for the three months ended January 31, 2015 resulted both from properties acquired and development projects placed in service in Fiscal 2015 and 2014 and from same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months ended January 31, 2015
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2015	$2,153
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2014 in excess of that received in Fiscal 2014 from the same properties	1,778
Increase in rent on same-store properties, excluding straight line rent(1)	1,925
Net change in straight line rent on same-store properties(1)	(1,052)
Decrease in rent from properties sold or classified as held for sale in Fiscal 2015 and 2014	(480)
TRS senior housing revenue in excess of that received in Fiscal 2014(2)	159
Net increase in total revenue	$4,483
(1)	See analysis of NOI by segment on pages 37-42 of the MD&A for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.
Revenues for the nine months ended January 31, 2015 were $212.4 million compared to $199.3 million in the nine months ended January 31, 2014, an increase of $13.1 million or 6.6%. The increase in revenue for the nine months ended January 31, 2015 resulted both from properties acquired and development projects placed in service in Fiscal 2015 and 2014 and from same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue Nine Months ended January 31, 2015
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2015	$3,822
Rent in Fiscal 2015 primarily from properties acquired and development projects placed in service in Fiscal 2014 in excess of that received in Fiscal 2014 from the same properties	6,108
Increase in rent on same-store properties, excluding straight line rent(1)	4,018
Net change in straight line rent on same-store properties(1)	(2,097)
Decrease in rent from properties sold or classified as held for sale in Fiscal 2015 and 2014	(518)
TRS senior housing revenue in excess of that received in Fiscal 2014(2)	1,795
Net increase in total revenue	$13,128
(1)	See analysis of NOI by segment on pages 37-42 of the MD&A for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.
Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 0.6% to $16.8 million in the third quarter of fiscal year 2015, compared to $16.7 million in the same period of the prior fiscal year.
Depreciation/amortization related to real estate investments decreased by 2.6% to $49.8 million in the nine months ended January 31, 2015, compared to $51.2 million in the same period of the prior fiscal year. This decrease was primarily attributable to a change in the lives of several intangible assets due to a change in lease terms in the first quarter of fiscal year 2014.
Utilities.  Utilities increased by 6.4% to $5.4 million in the third quarter of fiscal year 2015, compared to $5.0 million in the same period of the prior fiscal year. Same-store properties realized an increase of $179,000 compared to the prior year which was primarily attributable to an increase in heating costs while an increase of $146,000 was attributable to the addition of new income producing real estate properties.
Utilities decreased by 0.2% to $15.1 million in the nine months ended January 31, 2015 compared to $15.2 million in the same period of the prior fiscal year. Same-store properties realized a decrease of $372,000 compared to the prior year which was primarily attributable to a decrease in utility rates.  This decrease was offset by an increase of $340,000 attributable to the addition of new income producing real estate properties.
Maintenance.  Maintenance expenses decreased by 0.4% to $7.8 million in the third quarter of fiscal year 2015 when compared to the same period of the prior fiscal year.  An increase of $5,000 was attributable to same-store properties compared to the prior year while a decrease of $34,000 was attributable to fewer general maintenance items being completed at new income producing real estate properties compared to the prior year.
Maintenance expenses increased by 3.0% to $23.4 million in the nine months ended January 31, 2015 compared to $22.7 million in the same period of the prior fiscal year.  An increase of $428,000 was attributable to more general maintenance items being completed at same-store properties compared to the prior year while an increase of $244,000 was attributable to the addition of new income producing real estate properties.
Real Estate Taxes.  Real estate taxes increased by 14.8% to $8.8 million in the third quarter of fiscal year 2015, compared to $7.7 million in the same period of the prior fiscal year. An increase of $93,000 was attributable to the addition of new income-producing real estate properties. An increase of $1.0 million was realized at same-store properties compared to the prior fiscal year primarily due to increased property valuations in our North Dakota markets. A property tax relief credit was in effect in the State of North Dakota for both periods, but the higher property valuations more than offset the effect of the credit for the third quarter of fiscal year 2015.
Real estate taxes increased by 4.8% to $25.6 million in the nine months ended January 31, 2015 compared to $24.4 million in the same period of the prior fiscal year. An increase of $248,000 was attributable to the addition of new income-producing real estate properties. An increase of $920,000 was realized at same-store properties compared to the prior year primarily due to increased property valuations in our North Dakota markets. As mentioned above, a property tax relief credit was in effect in the State of North Dakota for both periods, but the higher property valuations more than offset the effect of the credit for the nine months ended January 31, 2015.
Insurance.  Insurance expense increased by 24.3% to $1.5 million in the third quarter of fiscal year 2015, compared to $1.2 million in the same period of the prior fiscal year. Increased insurance premiums at same-store properties accounted for an increase of $149,000.  While premium rates at same-store properties decreased, total premium costs rose due to an increase in insured values compared to the same period in the prior fiscal year. Deductibles paid on insurance claims increased by $89,000 when compared to the prior year and an increase of $51,000 was attributable to the addition of new income-producing real estate properties.
Insurance expense increased by 16.8% to $4.6 million in the nine months ended January 31, 2015 compared to $3.9 million in the same period of the prior fiscal year. Approximately $443,000 of the increase was attributable to increased insurance premiums at same-store properties. As mentioned above, while premium rates at same-store properties decreased, total premium costs rose due to an increase in insured values compared to the same period in the prior fiscal year.  Deductibles paid on insurance claims increased by $8,000 when compared to the prior year and the addition of new income-producing real estate properties accounted for an increase of $205,000.
Property Management Expenses.  Property management expenses increased by 16.8% to $4.7 million in the third quarter of fiscal year 2015, compared to $4.1 million in the same period of the prior fiscal year. An increase of $305,000 was attributable to internal property management expenses at same-store properties while the addition of new income-producing real estate properties accounted for an increase of $377,000.
Property management expenses increased by 10.9% to $13.7 million in the nine months ended January 31, 2015 compared to $12.4 million in the same period of the prior fiscal year. An increase of $555,000 was attributable to internal property management expenses at same-store properties while the addition of new income-producing real estate properties accounted for an increase of $793,000.
Other Property Expenses.  Other property expense, consisting primarily of bad debt provision expense, increased to approximately $227,000 in the third quarter of fiscal year 2015, compared to approximately $124,000 in the same period of the prior fiscal year. Other property expense increased to approximately $783,000 in the nine months ended January 31, 2015, compared to approximately $304,000 in the same period of the prior fiscal year.  The increase for both the three and nine months is primarily due to an increase in the provision for bad debt.
TRS Senior Housing Expenses.  The Company has one TRS, acquired during the second quarter of fiscal year 2014, which is the tenant in the Company's Legends at Heritage Place senior housing facility. Property management expenses for the Heritage Place property are paid by the TRS, as the tenant in the property, and revenue from the Heritage Place facility is shown as TRS senior housing revenue on the Condensed Consolidated Statements of Operations. TRS senior housing expense increased to approximately $825,000 in the third quarter of fiscal year 2015, compared to $671,000 in the same period of the prior year.  The TRS expense increased by 234.3% to $2.2 million in the nine months ended January 31, 2015, compared to $671,000 in the same period of the prior fiscal year, primarily due to the TRS only being in operation during the last two quarters of fiscal year 2014.
General and Administrative.  General and administrative expenses increased by 10.5% to $3.2 million in the third quarter of fiscal year 2015, compared to $2.9 million in the same period of the prior fiscal year. This change was primarily due to an approximately $107,000 increase in healthcare costs due to higher claims under our self-funded plan compared to the same period of the prior fiscal year and various other increases in miscellaneous expenses.

General and administrative expenses increased by 14.8% to $11.0 million in the nine months ended January 31, 2015, compared to $9.6 million in the same period of the prior fiscal year. This change was primarily due to an increase of $1.1 million in share-based compensation expense.
Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments increased to approximately $916,000 in the third quarter of fiscal year 2015, compared to approximately $756,000 in the same period of the prior fiscal year.  Amortization related to non-real estate investments was $2.6 million and $2.5 million in the nine months ended January 31, 2015 and 2014, respectively.
Impairment of Real Estate Investments.  During the three months ended January 31, 2015, the Company incurred a loss of approximately $540,000 due to the impairment of two parcels of unimproved land. During the nine months ended January 31, 2015, the Company incurred a loss of $6.1 million due to the impairment of three office properties, one retail property and two parcels of unimproved land. Impairment of $4.8 million was recognized in the three and nine months ended January 31, 2014. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Gain on Involuntary Conversion.  During the three and nine months ended January 31, 2014, the Company recognized a gain on involuntary conversion of $1.5 million and $2.5 million, respectively. No gain on involuntary conversion was recognized in the three or nine months ended January 31, 2015. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Interest Expense.  Components of interest expense in the three and nine months ended January 31, 2015 and 2014 were as follows.
	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2015 vs 2014		January 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Mortgage debt	$13,396	$14,156	$(760)	(5.4)%	$40,388	$42,533	$(2,145)	(5.0)%
Line of credit	494	164	330	201.2%	1,363	427	936	219.2%
Other	705	810	(105)	(13.0)%	2,107	1,565	542	34.6%
Total interest expense	$14,595	$15,130	$(535)	(3.5)%	$43,858	$44,525	$(667)	(1.5)%
Mortgage interest decreased by 5.4% to $13.4 million in the third quarter of fiscal year 2015, compared to $14.2 million in the same period of the prior fiscal year. Mortgages on non-same-store properties added approximately $98,000 and $264,000 to our mortgage interest expense in the three and nine months ended January 31, 2015, respectively, while mortgage interest on same-store properties decreased approximately $858,000 and $2.4 million compared to the three and nine months ended January 31, 2014, primarily due to loan payoffs and refinancings. Our overall weighted average mortgage interest rate was 5.17% and 5.48% as of January 31, 2015 and 2014, respectively.
Interest expense on our line of credit increased to approximately $494,000 and $1,363,000 in the three and nine months ended January 31, 2015, respectively, compared to approximately $164,000 and $427,000 in the same periods of the prior fiscal year, primarily due to a higher average outstanding balance during fiscal year 2015.
Other interest consists of interest on the Company's construction loans, a financing liability, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest decreased to approximately $705,000 in the third quarter of fiscal year 2015, compared to approximately $810,000 in the same period of the prior fiscal year. Other interest increased to $2.1 million in the nine months ended January 31, 2015, compared to $1.6 million in the same period of the prior fiscal year, primarily due to interest on a financing liability that was not in place for the entirety of the nine months ended January 31, 2014.
Interest Income and Other Income.  The Company recorded interest income in the third quarter of fiscal years 2015 and 2014 of approximately $561,000 and $573,000, respectively. Interest income for the nine months ended January 31, 2015 was $1.7 million, compared to $1.3 million in the same period of the prior fiscal year. The increase was primarily due to interest earned on a contract for deed that was not in place for the entirety of the nine months ended January 31, 2014. See the Proceeds from Financing Liability section of Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Other income consists of real estate tax appeal refunds and other miscellaneous income. The Company earned other income in the three months ended January 31, 2015 and 2014 of approximately $109,000 and $34,000, respectively, and in the nine months ended January 31, 2015 and 2014 of approximately $376,000 and $123,000, respectively.
Gain (Loss) on Sale of Real Estate and Other Investments. The Company recorded in continuing operations a net gain of approximately $951,000 in the three months ended January 31, 2015 and a net loss of approximately $(811,000) in the nine months ended January 31, 2015 on the sale of real estate.  Properties sold in the nine months ended January 31, 2015 and 2014 are detailed below in the section captioned "Property Acquisitions and Dispositions."

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

The Company recorded no income from discontinued operations in the three and nine months ended January 31, 2015, compared to approximately $465,000 and $6.5 million in the three and nine months ended January 31, 2014, respectively. During the first three quarters of fiscal year 2014, the Company disposed of two multi-family residential properties, three office properties, twelve industrial properties and three retail properties that were classified as discontinued operations. The Company realized a gain on sale of discontinued operations of approximately $358,000 and $7.0 million in the three and nine months ended January 31, 2014, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net Income.  Net income available to common shareholders for the three and nine months ended January 31, 2015 was $9.2 million and $14.8 million, respectively, compared to $4.1 million and $17.6 million for the three and nine months ended January 31, 2014, respectively. On a per common share basis, net income was $.05 and $.04 per common share for the three and nine months ended January 31, 2015, respectively, compared to $.00 and $.06 for the three and nine months ended January 31, 2014, respectively.
Occupancy
Occupancy as of January 31, 2015 compared to January 31, 2014 increased in our multi-family residential segment, decreased in our office, healthcare and retail segments and remained stable in our industrial segment on a same-store basis. The decreased occupancy in the retail segment on a same-store basis was primarily due to the non-renewal of three leases at three of our retail properties for a total of approximately 94,000 square feet. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.
Occupancy Levels on a Same-Store Property and All Property Basis:
	Same-Store Properties		All Properties
	As of January 31,		As of January 31,
Segments	2015	2014	2015	2014
Multi-Family Residential	94.0%	92.8%	91.3%	91.8%
Office	84.1%	84.5%	81.9%	80.4%
Healthcare	95.8%	96.4%	95.8%	96.4%
Industrial	100.0%	100.0%	100.0%	86.2%
Retail	83.5%	87.7%	83.8%	86.9%
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
The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for the three and nine months ended January 31, 2015 and 2014.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.

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
All Segments
The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three and nine months ended January 31, 2015 and 2014.
	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2015 vs 2014		January 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
All Segments

Real estate revenue
Same-store	$64,436	$63,563	$873	1.4%	$189,863	$187,942	$1,921	1.0%
Non-same-store(1)	7,517	4,066	3,451	84.9%	19,969	10,557	9,412	89.2%
Total	$71,953	$67,629	$4,324	6.4%	$209,832	$198,499	$11,333	5.7%

Real estate expenses
Same-store	$25,743	$23,897	$1,846	7.7%	$75,850	$73,419	$2,431	3.3%
Non-same-store(1)	2,691	2,030	661	32.6%	7,339	5,479	1,860	33.9%
Total	$28,434	$25,927	$2,507	9.7%	$83,189	$78,898	$4,291	5.4%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a	$0	$0	$0	n/a
Non-same-store(1)	0	1,514	(1,514)	(100.0)%	0	2,480	(2,480)	(100.0)%
Total	$0	$1,514	$(1,514)	(100.0)%	$0	$2,480	$(2,480)	(100.0)%

Net operating income
Same-store	$38,693	$39,666	$(973)	(2.5)%	$114,013	$114,523	$(510)	(0.4)%
Non-same-store(1)	4,826	3,550	1,276	35.9%	12,630	7,558	5,072	67.1%
Total	$43,519	$43,216	$303	0.7%	$126,643	$122,081	$4,562	3.7%
TRS senior housing revenue	963	0			2,599	0
TRS senior housing expenses	(825)	0			(2,243)	0
Depreciation/amortization	(17,750)	(17,489)			(52,474)	(53,656)
General and administrative	(3,242)	(2,935)			(10,986)	(9,572)
Impairment of real estate investments	(540)	(4,798)			(6,105)	(4,798)
Interest expense	(14,595)	(15,130)			(43,858)	(44,525)
Interest and other income	670	740			2,057	1,602
Income before loss on sale of real estate and other investments and income from discontinued operations	8,200	3,604			15,633	11,132
Gain (loss) on sale of real estate and other investments	951	0			(811)	0
Income from continuing operations	9,151	3,604			14,822	11,132
Income from discontinued operations(2)	0	465			0	6,450
Net income	$9,151	$4,069			$14,822	$17,582

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
Multi-Family Residential -
Arcata, Golden Valley, MN; Colonial Villa, Burnsville, MN; Commons at Southgate, Minot, ND; Cypress Court I and II, St. Cloud, MN;  Dakota Commons, Williston, ND; Homestead Garden, Rapid City, SD; Landing at Southgate, Minot, ND; Northridge, Bismarck, ND; Pinecone Villas, Sartell, MN;  Red 20, Minneapolis, MN; Renaissance Heights, Williston, ND; River Ridge, Bismarck, ND; Silver Springs, Rapid City, SD and Southpoint, Grand Forks, ND.
Total number of units, 1,870.

	Healthcare -	Spring Creek Fruitland, Fruitland, ID. Total rentable square footage, 39,500.
	Industrial -	Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 17,750.
	Retail -	Minot Wells Fargo Bank, Minot, ND. Total rentable square footage, 4,998.

Held for Sale -	Office -
2030 Cliff Road, Eagan, MN; Burnsville Bluffs II, Burnsville, MN; Northgate II, Maple Grove, MN; Plymouth I, Plymouth, MN; Plymouth II, Plymouth, MN; Plymouth III, Plymouth, MN; Plymouth IV-V, Plymouth, MN; Southeast Tech, Eagan, MN; Thresher Square, Minneapolis, MN and Whitewater Plaza, Minnetonka, MN.
Total rentable square footage, 526,469.

	Healthcare -	Jamestown Medical Office Building, Jamestown, ND. Total rentable square footage, 45,222.
	Retail -	Weston Walgreens, Weston, WI. Total rentable square footage, 14,820.

Total NOI for held for sale properties for the three months ended January 31, 2015 and 2014, respectively, $940 and $743.
Total NOI for held for sale properties for the nine months ended January 31, 2015 and 2014, respectively, $2,695 and $2,272.

Sold -	Multi-Family Residential -	Lancaster, St. Cloud, MN.
	Office -	Dewey Hill Business Center, Edina, MN; Northgate I, Maple Grove, MN and Wirth Corporate Center, Golden Valley, MN.
	Industrial -	Eagan 2785 & 2795 Hwy 55, Eagan, MN.
	Retail -	Fargo Express Community, Fargo, ND; Kalispell Retail Center, Kalispell, MT and Weston Retail, Weston, WI.

Total NOI for sold properties for the three months ended January 31, 2015 and 2014, respectively, $65 and $270.
Total NOI for sold properties for the nine months ended January 31, 2015 and 2014, respectively, $751 and $771.

(2)	Discontinued operations include gain on disposals and income from operations for:

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

An analysis of NOI by segment follows.
Multi-Family Residential

Real estate revenue from same-store properties in our multi-family residential segment increased by $862,000 in the three months ended January 31, 2015 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided the ability to raise rents, and accordingly an $898,000 increase was realized due to rental rate increases.  Other fee items combined decreased by $36,000.
Real estate expenses at same-store properties increased by $1.3 million in the three months ended January 31, 2015 compared to the same period in the prior fiscal year. The primary factors were increased real estate taxes of $633,000, increased insurance expenses of $249,000 and increased property management expenses of $195,000.  The increase in real estate taxes was primarily attributable to increased property valuations in our North Dakota markets. A property tax relief credit was in effect in the State of North Dakota for both periods, but the higher property valuations more than offset the effect of the credit for the third quarter of fiscal year 2015. Insurance premium rates at same-store properties decreased, but total premium costs rose due to an increase in insured values compared to the same period in the prior fiscal year. The increase in property management expenses was primarily attributable to increased marketing costs while all other real estate expenses combined increased by $177,000.
Real estate revenue from same-store properties in our multi-family residential segment increased by $2.3 million in the nine months ended January 31, 2015 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided the ability to raise rents, and accordingly a $2.2 million increase was realized due to rental rate increases.  Other fee items combined increased by $131,000.

Real estate expenses at same-store properties increased by $2.0 million in the nine months ended January 31, 2015 compared to the same period in the prior fiscal year. The primary factors were increased real estate taxes of $731,000, increased insurance expenses of $555,000 and increased maintenance expenses of $494,000.  The increase in real estate taxes was primarily attributable to increased property valuations in our North Dakota markets.  As mentioned above, a property tax relief credit was in effect in the State of North Dakota for both periods, but the higher property valuations more than offset the effect of the credit for the nine months ended January 31, 2015.  As mentioned above, insurance premium rates at same-store properties decreased, but total premium costs rose due to an increase in insured values compared to the same period in the prior fiscal year. The increase in maintenance expenses was due to increased labor and benefit costs which resulted from the ability to hire additional personnel in energy impacted markets where we were previously understaffed, while all other real estate expenses combined increased by $222,000.

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2015 vs 2014		January 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Multi-Family Residential

Real estate revenue
Same-store	$24,773	$23,911	$862	3.6%	$74,206	$71,889	$2,317	3.2%
Non-same-store	5,483	1,937	3,546	183.1%	13,370	3,770	9,600	254.6%
Total	$30,256	$25,848	$4,408	17.1%	$87,576	$75,659	$11,917	15.1%

Real estate expenses
Same-store	$11,441	$10,187	$1,254	12.3%	$33,113	$31,111	$2,002	6.4%
Non-same-store	1,877	811	1,066	131.4%	4,587	1,895	2,692	142.1%
Total	$13,318	$10,998	$2,320	21.1%	$37,700	$33,006	$4,694	14.2%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a	$0	$0	$0	n/a
Non-same-store	0	1,514	(1,514)	(100.0)%	0	2,480	(2,480)	(100.0)%
Total	$0	$1,514	$(1,514)	(100.0)%	$0	$2,480	$(2,480)	(100.0)%

Net operating income
Same-store	$13,332	$13,724	$(392)	(2.9)%	$41,093	$40,778	$315	0.8%
Non-same-store	3,606	2,640	966	36.6%	8,783	4,355	4,428	101.7%
Total	$16,938	$16,364	$574	3.5%	$49,876	$45,133	$4,743	10.5%

Occupancy	2015	2014
Same-store	94.0%	92.8%
Non-same-store	77.1%	79.9%
Total	91.3%	91.8%

Number of Units	2015	2014
Same-store	9,895	9,896
Non-same-store	1,870	829
Total	11,765	10,725

Office
Real estate revenue from same-store properties in our office segment decreased by $54,000 in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. The decrease in revenue was due to a decrease in the straight-line rent receivable of $541,000.  This decrease was offset by an increase in rental revenues of $487,000 which was primarily due to increased occupancy and decreased tenant rent concessions.
Real estate expenses at same-store properties increased by $326,000 in the third quarter of fiscal year 2015 compared to the third quarter of fiscal 2014. The primary factor was increased real estate taxes of $275,000 while all other real estate expenses combined increased by $51,000.
Real estate revenue from same-store properties in our office segment decreased by $894,000 in the nine months ended January 31, 2015 compared to the same period in the prior fiscal year.  The decrease in revenue was due to a decrease in the straight-line rent receivable of $1.3 million and a decrease in tenant reimbursements of $702,000 which was primarily due to a decrease in recoverable operating expenses.  These decreases were offset by an increase in rental revenues of $1.1 million which was primarily due to decreased tenant rent concessions.
Real estate expenses at same-store properties increased by $136,000 in the nine months ended January 31, 2015 compared to the same period of the prior fiscal year. The primary factor was increased other property expenses of $336,000 which resulted due to an increase in the bad debt provision.  All other real estate expenses combined decreased by $200,000.

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2015 vs 2014		January 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Office

Real estate revenue
Same-store	$17,798	$17,852	$(54)	(0.3)%	$52,645	$53,539	$(894)	(1.7)%
Non-same-store	1,288	1,542	(254)	(16.5)%	4,272	4,536	(264)	(5.8)%
Total	$19,086	$19,394	$(308)	(1.6)%	$56,917	$58,075	$(1,158)	(2.0)%

Real estate expenses
Same-store	$8,420	$8,094	$326	4.0%	$25,701	$25,565	$136	0.5%
Non-same-store	630	943	(313)	(33.2)%	2,172	2,750	(578)	(21.0)%
Total	$9, 050	$9,037	$13	0.1%	$27,873	$28,315	$(442)	(1.6)%

Net operating income
Same-store	$9,378	$9,758	$(380)	(3.9)%	$26,944	$27,974	$(1,030)	(3.7)%
Non-same-store	658	599	59	9.9%	2,100	1,786	314	17.6%
Total	$10,036	$10,357	$(321)	(3.1)%	$29,044	$29,760	$(716)	(2.4)%

Occupancy	2015	2014
Same-store	84.1%	84.5%
Non-same-store	64.2%	58.2%
Total	81.9%	80.4%

Rentable Square Footage	2015	2014
Same-store	4,078,338	4,077,797
Non-same-store	526,469	753,666
Total	4,604,807	4,831,463

Healthcare
Real estate revenue from same-store properties in our healthcare segment increased by $72,000 in the three months ended January 31, 2015 compared to the same period in the prior fiscal year. Real estate rental revenue increased by $115,000 due to an increase in percentage rent revenue attributable to our Edgewood Vista senior living facilities while tenant reimbursements decreased by $43,000 due to a slight decrease in occupancy.
Real estate expenses from same-store properties increased by $140,000 in the three months ended January 31, 2015 compared to the same period in the prior fiscal year. The increase in expenses was attributable to an increase in utilities expenses of $79,000 which resulted from increased heating costs and an increase in real estate taxes of $69,000. All other real estate expenses combined decreased by $8,000.
Real estate revenue from same-store properties in our healthcare segment increased by $373,000 in the nine months ended January 31, 2015 compared to the same period in the prior fiscal year. Percentage rent revenue at our Edgewood Vista senior living facilities increased by $238,000 while all other real estate revenue items combined increased by $135,000.
Real estate expenses from same-store properties increased by $249,000 in the nine months ended January 31, 2015 compared to the same period in the prior fiscal year. The increase in expenses was primarily attributable to an increase in property management expenses of $111,000 and an increase in real estate taxes of $89,000, while all other real estate expenses combined increased by $49,000.

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2015 vs 2014		January 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$17,041	$16,969	$72	0.4%	$48,843	$48,470	$373	0.8%
Non-same-store	546	273	273	100.0%	1,479	870	609	70.0%
Total	$17,587	$17,242	$345	2.0%	$50,322	$49,340	$982	2.0%

Real estate expenses
Same-store	$4,204	$4,064	$140	3.4%	$12,562	$12,313	$249	2.0%
Non-same-store	111	56	55	98.2%	343	221	122	55.2%
Total	$4,315	$4,120	$195	4.7%	$12,905	$12,534	$371	3.0%

Net operating income
Same-store	$12,837	$12,905	$(68)	(0.5)%	$36,281	$36,157	$124	0.3%
Non-same-store	435	217	218	100.5%	1,136	649	487	75.0%
Total	$13,272	$13,122	$150	1.1%	$37,417	$36,806	$611	1.7%

Occupancy	2015	2014
Same-store	95.8%	96.4%
Non-same-store	95.6%	91.7%
Total	95.8%	96.4%

Rentable Square Footage	2015	2014
Same-store	2,910,876	2,910,994
Non-same-store	84,722	143,396
Total	2,995,598	3,054,390

Industrial
Real estate revenue from same-store properties in our industrial segment increased by $110,000 in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. Tenant reimbursements increased by $113,000 due to an increase in recoverable operating expenses while rental revenue decreased by $3,000.
Real estate expenses from same-store properties increased by $122,000 in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The increase was due to an increase in maintenance expenses of $126,000 which resulted from more general maintenance items being completed during the quarter when compared to the prior year.   All other real estate expenses combined decreased by $4,000.
Real estate revenue from same-store properties in our industrial segment increased by $104,000 in the nine months ended January 31, 2015 compared to the same period of the prior fiscal year. Tenant reimbursements increased by $77,000 due to an increase in recoverable operating expenses while rental revenue increased by $27,000.
Real estate expenses from same-store properties increased by $81,000 in the nine months ended January 31, 2015 compared to the same period of the prior fiscal year. The increase was due to an increase in maintenance expenses of $137,000 which resulted from more general maintenance items being completed during the period when compared to the prior year.   All other real estate expenses combined decreased by $56,000.
	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2015 vs 2014		January 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Industrial

Real estate revenue
Same-store	$1,705	$1,595	$110	6.9%	$4,758	$4,654	$104	2.2%
Non-same-store	36	69	(33)	(47.8)%	146	619	(473)	(76.4)%
Total	$1,741	$1,664	$77	4.6%	$4,904	$5,273	$(369)	(7.0)%

Real estate expenses
Same-store	$458	$336	$122	36.3%	$1,105	$1,024	$81	7.9%
Non-same-store	43	157	(114)	(72.6)%	118	423	(305)	(72.1)%
Total	$501	$493	$8	1.6%	$1,223	$1,447	$(224)	(15.5)%

Net operating income
Same-store	$1,247	$1,259	$(12)	(1.0)%	$3,653	$3,630	$23	0.6%
Non-same-store	(7)	(88)	81	(92.0)%	28	196	(168)	(85.7)%
Total	$1,240	$1,171	$69	5.9%	$3,681	$3,826	$(145)	(3.8)%

Occupancy	2015	2014
Same-store	100.0%	100.0%
Non-same-store	100.0%	22.1%
Total	100.0%	86.2%

Rentable Square Footage	2015	2014
Same-store	1,002,361	1,002,361
Non-same-store	17,750	216,350
Total	1,020,111	1,218,711

Retail
Real estate revenue from same-store properties in our retail segment decreased by $117,000 in the three months ended January 31, 2015 compared to the same period in the prior fiscal year.  The decrease in revenue was due to decreased rental revenue of $134,000 which was the result of decreased occupancy.  Other real estate revenue items increased by $17,000.
Real estate expenses from same-store properties increased by $4,000 in the three months ended January 31, 2015 compared to the same period in the prior fiscal year.  The increase was due to increased real estate taxes of $71,000 and increased other property expenses of $55,000 which resulted from an increase in the bad debt provision.  These increases were offset by a decrease in maintenance expenses of $94,000 due to decreased snow removal and a decrease in all other real estate expenses combined of $28,000.
Real estate revenue from same-store properties in our retail segment increased by $21,000 in the nine months ended January 31, 2015 compared to the same period in the prior fiscal year.  The increase in revenue was due to increased tenant reimbursements of $26,000 and a decrease in rental revenue of $5,000 compared to the prior year.
Real estate expenses from same-store properties decreased by $37,000 in the nine months ended January 31, 2015 compared to the same period in the prior fiscal year.  The decrease was due to decreased maintenance expenses of $49,000 which resulted from a decrease in snow removal costs.  All other real estate expenses combined increased by $12,000.

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2015 vs 2014		January 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Retail

Real estate revenue
Same-store	$3,119	$3,236	$(117)	(3.6)%	$9,411	$9,390	$21	0.2%
Non-same-store	164	245	(81)	(33.1)%	702	762	(60)	(7.9)%
Total	$3,283	$3,481	$(198)	(5.7)%	$10,113	$10,152	$(39)	(0.4)%

Real estate expenses
Same-store	$1,220	$1,216	$4	0.3%	$3,369	$3,406	$(37)	(1.1)%
Non-same-store	30	63	(33)	(52.4)%	119	190	(71)	(37.4)%
Total	$1,250	$1,279	$(29)	(2.3)%	$3,488	$3,596	$(108)	(3.0)%

Net operating income
Same-store	$1,899	$2,020	$(121)	(6.0)%	$6,042	$5,984	$58	1.0%
Non-same-store	134	182	(48)	(26.4)%	583	572	11	1.9%
Total	$2,033	$2,202	$(169)	(7.7)%	$6,625	$6,556	$69	1.1%

Occupancy	2015	2014
Same-store	83.5%	87.7%
Non-same-store	100.0%	79.8%
Total	83.8%	86.9%

Rentable Square Footage	2015	2014
Same-store	1,184,736	1,181,632
Non-same-store	19,818	126,690
Total	1,204,554	1,308,322

Analysis of Commercial Segments' Credit Risk and Leases
Credit Risk
The following table lists our top ten commercial tenants on January 31, 2015, for all commercial properties owned by us, measured by percentage of total commercial segments' minimum rents as of January 1, 2015.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 14.8% of our total commercial segments' minimum rents as of January 1, 2015, and they accounted for approximately 7.3% of our total real estate rentals as of January 1, 2015.
As of January 31, 2015, 57 of our 160 commercial properties, including all 20 of our Edgewood Vista properties, all seven of our Idaho Spring Creek senior housing properties, and all five of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.
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
Lessee	% of Total Commercial Segments' Minimum Rents as of January 1, 2015
Affiliates of Edgewood Vista	14.8%
Fairview Health Services	3.8%
St. Luke's Hospital of Duluth, Inc.	3.5%
Applied Underwriters	2.4%
HealthEast Care System	1.8%
Microsoft (NASDAQ: MSFT)	1.4%
Affiliates of Siemens USA (NYSE: SI)	1.4%
Arcadis Corporate Services, Inc.	1.4%
Nebraska Orthopaedic Hospital(1)	1.4%
State of Idaho Department of Health and Welfare	1.2%
All Others	66.9%
Total Monthly Commercial Rent as of January 1, 2015	100.0%
(1)
The tenant in the Company's Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. The Company and its tenant are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price. The Company currently can give no assurance that the sale of the property pursuant to the purchase option will be completed.

Commercial Leasing Activity
During fiscal year 2015, we have executed new and renewal commercial leases for our same-store rental properties on 186,514 square feet for the three months ended January 31, 2015 and 840,419 square feet for the nine months ended January 31, 2015.  As a result of our leasing efforts, occupancy in our same-store commercial portfolio increased to 89.5% as of January 31, 2015, up from 86.4% as of January 31, 2014.
The total leasing activity for our same-store commercial rental properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:
Three Months Ended January 31, 2015 and 2014
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy

Segments	2015	2014	2015	2014	2015	2014	2015	2014
Office	37,076	64,288	63,091	80,424	100,167	144,712	84.1%	80.4%
Healthcare	6,400	175	7,703	17,734	14,103	17,909	95.8%	96.4%
Industrial	0	64,000	29,995	0	29,995	64,000	100.0%	85.6%
Retail	3,284	27,107	38,965	28,564	42,249	55,671	83.5%	86.9%
Total	46,760	155,570	139,754	126,722	186,514	282,292	89.5%	86.4%
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

Nine Months Ended January 31, 2015 and 2014
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy

Segments	2015	2014	2015	2014	2015	2014	2015	2014
Office	119,624	278,143	330,240	222,798	449,864	500,941	84.1%	80.4%
Healthcare	17,979	31,268	108,391	34,996	126,370	66,264	95.8%	96.4%
Industrial	0	234,403	29,995	251,831	29,995	486,234	100.0%	85.6%
Retail	51,252	124,966	182,938	78,257	234,190	203,223	83.5%	86.9%
Total	188,855	668,780	651,564	587,882	840,419	1,256,662	89.5%	86.4%
(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period.
New Leases
The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store commercial rental properties:
Three Months Ended January 31, 2015 and 2014
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)			Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Office	37,076	64,288	4.4	3.6	$14.29	$13.85	$15.57	$6.76	$5.87	$3.20
Healthcare	6,400	175	7.5	0.8	18.51	13.71	59.06	0	6.50	0
Industrial	0	64,000	0	2.8	0	3.03	0	0	0	0.03
Retail	3,284	27,107	2.0	5.4	8.54	10.94	2.23	2.89	1.78	5.61
Total	46,760	155,570	4.3	3.9	$14.47	$8.89	$20.58	$3.30	$5.67	$2.31
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

Nine Months Ended January 31, 2015 and 2014
	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)			Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Office	119,624	278,143	4.6	4.3	$14.00	$14.26	$15.65	$13.10	$5.33	$4.33
Healthcare	17,979	31,268	6.1	4.8	20.00	21.38	37.16	49.66	6.84	6.75
Industrial	0	234,403	0	3.1	0	3.55	0	0.13	0	0.50
Retail	51,252	124,966	3.6	5.4	8.36	5.70	16.26	1.84	3.46	4.47
Total	188,855	668,780	4.5	4.4	$13.04	$9.24	$17.86	$8.16	$4.97	$3.13
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

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments. The increase in the average effective rental rate in the total commercial portfolio for the three months ended January 31, 2015 and the nine months ended January 31, 2015 when compared to the same periods in the prior fiscal year is due primarily to the fact that there were no new industrial leases executed in the nine months ended January 31, 2015, since industrial segment rents are typically lower on a per-square foot basis than rents charged for higher-finish office, retail and healthcare space.  Absent the new industrial leases executed in the three months ended January 31, 2014 and the nine months ended January 31, 2014 the average effective rental rate of the total commercial portfolio for those periods would have been would have been $12.99 and $12.31 per-square foot respectively.  The balance of the increase in the average effective rental rate in the total commercial portfolio for the three months ended January 31, 2015 and the nine months ended January 31, 2015 when compared to the same period in the prior fiscal year is due to increased leasing costs incurred for leases executed in the nine months ended January 31, 2015.
Lease Renewals
The following table summarizes our lease renewal activity within our same-store commercial segments (square feet data in thousands):
Three Months Ended January 31, 2015 and 2014
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Office	63,091	80,424	65.4%	44.4%	2.1	3.2	9.2%	(1.0%)	$0.31	$4.54	$1.63	$1.87
Healthcare	7,703	17,734	84.5%	100.0%	16.8	2.3	1.3%	9.6%	35.00	0	7.80	0.02
Industrial	29,995	0	0%	0%	3.0	0	(4.5%)	0%	0	0	1.21	0
Retail	38,965	28,564	44.8%	100%	3.8	4.0	17.4%	13.3%	1.93	4.63	0	0.06
Total	139,754	126,722	63.4%	55.1%	3.5	3.3	8.7%	3.6%	$2.61	$3.93	$1.43	$1.20
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

Nine Months Ended January 31, 2015 and 2014
	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Office	330,240	222,798	64.7%	52.9%	2.6	3.6	10.8%	(2.4%)	$2.38	$4.69	$1.57	$3.31
Healthcare	108,391	34,996	73.2%	100.0%	6.3	3.6	(3.5%)	8.8%	10.99	9.96	1.54	1.10
Industrial	29,995	251,831	0.0%	42.3%	3.0	3.2	(4.5%)	7.5%	0	0.32	1.21	0.48
Retail	182,938	78,257	46.1%	37.4%	4.0	3.7	28.1%	10.0%	1.87	1.88	0.04	0.05
Total	651,564	587,882	59.9%	50.9%	3.7	3.6	9.1%	2.7%	$3.56	$2.76	$1.12	$1.53
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

The decline in the average growth in effective rents for the healthcare segment for the nine months ended January 31, 2015 when compared to the same period in the prior fiscal year is due to a 45,081 square foot lease renewal executed with the existing single tenant at our Pavilion I property in Duluth, Minnesota.  This lease was renewed at a lower rate than the previous expiring lease due to very low leasing transaction costs associated with the lease renewal.  Absent this lease transaction, the weighted average growth rate in effective rents for the nine months ended January 31, 2015 would have been 3.8%.
The increase in the weighted average growth in effective rents for the retail segment for the nine months ended January 31, 2015 when compared to the same period in the prior fiscal year is due to a 47,150 square foot lease renewal executed at our Rochester, Minnesota Maplewood Square property and a 36,752 square foot lease renewal executed at our St. Cloud Minnesota Westgate property.  The increase in the rental rate at our Rochester, Minnesota property was primarily due to the improved financial condition of the tenant which enabled IRET to renew the lease at fair market rental rates.  The lease renewal at our St. Cloud, Minnesota property contained a significant tenant improvement allowance negotiated by the tenant which enabled IRET to negotiate an increased rental rate as well.  Absent these two lease transactions, the weighted average growth rate in effective rents for the retail segment for the nine months ended January 31, 2015 would have been 11.8%.

Lease Expirations
Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated commercial segments properties, including square footage and annualized base rent for expiring leases, as of January 31, 2015.
Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2015(remainder)(1)	63	439,791	5.1%	$5,194,075	4.5%
2016	124	1,051,087	12.2%	12,563,469	10.9%
2017	145	1,239,131	14.4%	19,394,557	16.8%
2018	103	772,479	8.9%	11,874,316	10.3%
2019	88	1,290,169	15.0%	17,851,438	15.5%
2020	57	677,871	7.8%	7,981,396	6.9%
2021	51	430,125	5.0%	6,096,329	5.3%
2022	46	1,386,552	16.1%	17,577,646	15.3%
2023	16	499,626	5.8%	2,519,283	2.2%
2024	43	405,254	4.7%	6,313,940	5.5%
Thereafter	25	432,096	5.0%	7,825,276	6.8%
Totals	761	8,624,181	100.0%	$115,191,725	100.0%
(1)	Includes month-to-month leases. As of January 31, 2015 month-to-month leases accounted for 342,968 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of January 1, 2015, multiplied by 12.
(3)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 143,024 square feet of space occupied by IRET.

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
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the third quarter of fiscal year 2015, the Company closed on its acquisition of an approximately 1.1-acre parcel of vacant land in Minot, ND, for a purchase price of $1.3 million, paid in cash.
During the third quarter of fiscal year 2015, the Company sold one office property and one retail property for a total sales price of $10.0 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing the Company's acquisitions and dispositions during the nine month periods ended January 31, 2015 and 2014.
Development and Re-Development Projects
The following tables provide additional detail, as of January 31, 2015, on the Company's in-service (completed) development and re-development projects and development and re-development projects in progress. All of these projects are excluded from the same-store pool. The Company measures initial yield on its development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects listed below range from an estimated approximate 6.0% to an estimated approximate 14.0% initial yield. The higher initial returns are for those projects that are located in certain of the Company's markets which are experiencing higher levels of economic growth due primarily to energy development. In these markets, actual initial yields upon project completion have been above our initial projections due to heightened tenant demand, low vacancy and rent growth in this region. However, the Company currently expects that elevated construction costs in these markets, combined with increased development activity in the region, may make it less likely that actual initial yields upon project completion for the Company's development projects in progress in these markets will materially exceed the estimated initial yields forecast at the project underwriting stage. The Company expects these trends of elevated construction costs and increased competition from other developers to eventually move yields on its development projects in the region to more modest levels similar to returns being achieved in other parts of the United States.

Projects Placed in Service in the Nine Months Ended January 31, 2015
				(in thousands)			(in fiscal years)
Project Name and Location	Segment	Total Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of January 31, 2015(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	100%	$10,736	$10,419	$244,000	Q1 2015	Q1 2017
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	85.8%	37,201	34,612	159,661	Q3 2015	Q1 2017
Minot Wells Fargo Bank - Minot, ND	Retail	4,998 sq ft	100%	3,288	3,185	658	Q3 2015	Q1 2017
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	64 units	50.0%	7,028	6,638	109,813	Q3 2015	Q1 2017
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	9.1%	33,448	30,384	202,715	Q3 2015	Q1 2017
Red 20 - Minneapolis, MN(4)	Multi-Family Residential	130 units	55.4%	29,462	28,330	226,631	Q3 2015	Q1 2017
				$121,163	$113,568
(1)	Excludes tenant improvements and leasing commissions.
(2)	The Company is currently an approximately 52.9% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)
The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity. The anticipated total cost includes approximately 10,625 square feet of retail space.

Projects in Progress at January 31, 2015
				(in thousands)		(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of January 31, 2015(1)	Anticipated Construction Completion
Roseville 3075 Long Lake Rd - Roseville, MN	Industrial	202,807 sq ft	5.4%	13,915	8,900	4Q 2015
Minot Office Center - Minot, ND	Retail	7,963 sq ft	0%	2,923	1,802	1Q 2016
Renaissance Heights - Williston, ND(2)	Multi-Family Residential	288 units	46.9%	62,362	54,713	1Q 2016
Chateau II - Minot, ND	Multi-Family Residential	72 units	0%	14,711	11,257	1Q 2016
Edina 6565 France SMC III - Edina, MN	Healthcare	57,479 sq ft	24.2%	34,665	16,668	1Q 2016
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	0%	40,042	19,885	2Q 2016
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	4.9%	24,519	11,202	2Q 2016
PrairieCare Medical - Brooklyn Park, MN	Healthcare	72,895 sq ft	100%	24,251	12,195	2Q 2016
71 France Phases I & II- Edina, MN(3)	Multi-Family Residential	181 units	0%	52,055	20,787	3Q 2016
Other	n/a	n/a	n/a	n/a	2,547	n/a
				$269,443	$159,956

(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights - $46.0 million).
(2)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)
The project will be constructed in three phases by a joint venture entity in which the Company has an approximately 52.6% interest. The anticipated total cost amount given in the table above is the total cost to the joint venture entity of the project's first phase. The expected total project cost for all three phases is approximately $73.3 million for a total of approximately 241 residential units and approximately 21,772 square feet of retail space.

FUNDS FROM OPERATIONS
IRET considers Funds from Operations ("FFO") a useful measure of performance for an equity REIT. IRET uses the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"). NAREIT defines FFO to mean "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." In addition, in October 2011 NAREIT clarified its computation of FFO to exclude impairment charges for all periods presented. Because of limitations of the FFO definition adopted by NAREIT, IRET has made certain interpretations in applying the definition. IRET believes all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.
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
FFO applicable to common shares and Units for the three months ended January 31, 2015 increased to $23.4 million compared to $22.7 million for the comparable period ended January 31, 2014, an increase of 3.1%.  FFO applicable to common shares and Units for the nine months ended January 31, 2015 increased by 3.5% to $64.6 million, compared to $62.4 million for the nine months ended January 31, 2014.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS
Three Months Ended January 31,	(in thousands, except per share amounts)
	2015			2014
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$8,371			$3,503
Less dividends to preferred shareholders	(2,879)			(2,879)
Net income available to common shareholders	5,492	120,855	$0.05	624	106,208	$0.00
Adjustments:
Noncontrolling interest – Operating Partnership	657	14,461		130	21,819
Depreciation and amortization(1)	17,706			17,546
Impairment of real estate investments	540			4,798
Gain on depreciable property sales	(951)			(358)
Funds from operations applicable to common shares and Units	$23,444	135,316	$0.17	$22,740	128,027	$0.17

Nine Months Ended January 31,	(in thousands, except per share amounts)
	2015			2014
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income attributable to Investors Real Estate Trust	$13,334			$15,368
Less dividends to preferred shareholders	(8,636)			(8,636)
Net income available to common shareholders	4,698	116,303	$0.04	6,732	104,472	$0.06
Adjustments:
Noncontrolling interest – Operating Partnership	618	17,334		1,406	21,830
Depreciation and amortization(4)	52,367			54,591
Impairment of real estate investments	6,105			6,658
Loss (gain) on depreciable property sales	811			(6,999)
Funds from operations applicable to common shares and Units	$64,599	133,637	$0.48	$62,388	126,302	$0.49
(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $17,750 and $17,489, and depreciation/amortization from Discontinued Operations of $0 and $77, less corporate-related depreciation and amortization on office equipment and other assets of $44 and $20, for the three months ended January 31, 2015 and 2014, respectively.
(2)	UPREIT Units of the Operating Partnership are exchangeable for cash, or, at the Company's discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(4)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $52,474 and $53,656, and depreciation/amortization from Discontinued Operations of $0 and $1,010, less corporate-related depreciation and amortization on office equipment and other assets of $107 and $75 for the nine months ended January 31, 2015 and 2014, respectively.

DISTRIBUTIONS
The following distributions per common share and unit were paid during the nine months ended January 31 of fiscal years 2015 and 2014:
Month	Fiscal Year 2015	Fiscal Year 2014
July	$.1300	$.1300
October	$.1300	$.1300
January	$.1300	$.1300
LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
The Company's principal liquidity demands are maintaining distributions to the holders of the Company's common and preferred shares of beneficial interest and Units, capital improvements and repairs and maintenance to the Company's properties, acquisition of additional properties, property development, tenant improvements and debt service and repayments.
The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of January 31, 2015, the Company had one multi-bank line of credit with a total commitment capacity of $90.0 million, secured by mortgages on 15 Company properties. Management considers the Company's ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to experience significant challenges including reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent the Company's ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.
To the extent the Company does not satisfy its long-term liquidity requirements, which consist primarily of maturities under the Company's long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and its credit facilities, the Company intends to satisfy such requirements through a combination of funding sources which the Company believes will be available to it, including the issuance of Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or short-term unsecured indebtedness.
SOURCES AND USES OF CASH
While credit markets are currently stable and credit availability is relatively unconstrained, underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period.  We continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, but we also expect lenders to continue to employ relatively conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness. Accordingly, we continue to be cautious regarding our ability in the remainder of fiscal year 2015 to rely on cash-out refinancing at levels we had achieved prior to the recessionary period, to provide funds for investment opportunities and other corporate purposes.  Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to closely monitor proposals to phase out or modify the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties. As we have previously noted, we consider that one of the consequences of a modification in the agencies' roles could potentially be a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET obtains a majority of its multi-family debt from primarily Freddie Mac. Our current plan is to refinance a majority of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward will most likely result in higher loan costs or more constricted availability of financing for us; accordingly, we continue to closely monitor announcements regarding both firms. As of January 31, 2015 approximately 5.0%, or $1.9 million, of our mortgage debt maturing in the fourth quarter of fiscal year 2015 and first quarter of fiscal year 2016 is debt placed on properties on multi-family residential assets, and approximately 95.0%, or $36.2 million, is debt placed on properties in our office segment. Of this $38.1 million, approximately $8.2 million will be extended to June 8, 2015, as allowed by the terms of the loan, and we expect to pay off $29.9 million in the fourth quarter of fiscal year 2015 and first quarter of fiscal year 2016.  As of January 31, 2015, approximately

12.8%, or $10.2 million, of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 87.2%, or $69.4 million, is debt placed on properties in our office, healthcare and industrial segments.
The Company's revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of January 31, 2015, lending commitments of $90.0 million. As of January 31, 2015, the line of credit was secured by mortgages on 15 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of January 31, 2015 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union and United Community Bank. As of January 31, 2015, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million, and as of January 31, 2015 and April 30, 2014, the Company had borrowed $50.5 million and $22.5 million, respectively. The facility includes covenants and restrictions requiring the Company to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2015, the Company believes it was in compliance with the facility covenants.
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2015, the Company's compensating balances totaled $14.3 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.1 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $3.6 million; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000, Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000, and Bremer Bank, Saint Paul, Minnesota, deposit of $1.3 million. The deposits at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than two years and the Company intends to hold them to maturity.
Current anticipated total project costs for development projects in progress at January 31, 2015 total approximately $379.9 million (including costs incurred by project joint venture entities), of which approximately $263.1 million has been incurred as of January 31, 2015. As of January 31, 2015, the Company's Operating Partnership (or the project joint venture entities), had entered into construction loans totaling approximately $219.6 million for development projects in progress. In addition to current planned expenditures for development projects in progress, as of January 31, 2015, the Company is committed to fund $9.3 million in tenant improvements, within approximately the next 12 months.
The issuance of Units for property acquisitions continues to be an expected source of capital for the Company. There were no Units issued in the three months ended January 31, 2015. In the nine months ended January 31, 2015, approximately 11,000 Units, valued at issuance at $100,000 were issued in connection with the Company's acquisition of property. There were no Units issued in the three months ended January 31, 2014. During the nine months ended January 31, 2014, approximately 361,000 Units, valued at issuance at $3.5 million were issued in connection with the Company's acquisition of property.
The Company has a Distribution Reinvestment and Share Purchase Plan ("DRIP"). The DRIP provides common shareholders and Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions, at a discount (currently 3%) from the market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. There were no waivers issued during the three months ended January 31, 2015 and 2014. During the nine months ended January 31, 2015, the Company issued approximately 926,000 shares at an average price of $8.64 per share pursuant to such waivers, for total net proceeds to the Company of $8.0 million. During the nine months ended January 31, 2014, Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million.
Cash and cash equivalents at January 31, 2015 totaled $52.1 million, compared to $53.5 million at January 31, 2014, a decrease of $1.3 million. Net cash provided by operating activities for the nine months ended January 31, 2015 increased by $23.5 million, primarily due to an increase in adjusted net income and the collection of insurance proceeds in accounts receivable, compared to the nine months ended January 31, 2014.  Net cash used by investing activities increased by $74.3 million for the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014, primarily due to an increase in payments for development and redevelopment of real estate assets and a decrease in proceeds from the sale of properties. Net cash provided by financing activities was $84.4 million for the nine months ended January 31, 2015, compared to $12.0 million used by financing activities in the comparable period of the prior fiscal year. This change was primarily due to an increase in proceeds from mortgage and construction debt and the Company's revolving line of credit.

FINANCIAL CONDITION
Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $8.5 million as of January 31, 2015, compared to April 30, 2014, due to new loans and the assumption of existing mortgages in conjunction with the acquisition of property. As of January 31, 2015, approximately 92.2% of the Company's $1.0 billion of mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company's exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company's results of operations and cash flows. As of January 31, 2015, the weighted average rate of interest on the Company's mortgage debt was 5.17%, compared to 5.37% on April 30, 2014.
Property Owned. Property owned was $2.1 billion at January 31, 2015 compared to $2.0 billion at April 30, 2014. During the nine months ended January 31, 2015, the Company acquired nine additional investment properties and disposed of nine properties, as described above in the "Property Acquisitions and Dispositions" subsection of this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2015 were $52.1 million, compared to $47.3 million on April 30, 2014.
Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $329,000 on January 31, 2015 and on April 30, 2014.
Operating Partnership Units. Outstanding units in the Operating Partnership decreased to 14.4 million Units at January 31, 2015 compared to 21.1 million Units outstanding at April 30, 2014. The decrease resulted primarily from the conversion of Units in exchange for common shares.
Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on January 31, 2015 totaled 122.1 million, compared to 109.0 million outstanding on April 30, 2014. The Company issued common shares pursuant to its Distribution Reinvestment and Share Purchase Plan, consisting of 6.2 million common shares issued during the nine months ended January 31, 2015, for a total value of $50.9 million. Conversions of 6.7 million Units to common shares, for a total of $38.5 million in IRET shareholders' equity, also increased the Company's common shares of beneficial interest outstanding during the nine months ended January 31, 2015.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.
Variable interest rates. Because approximately 92.2% and 97.9% of our mortgage debt, as of January 31, 2015 and April 30, 2014, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt, and accordingly interest rate fluctuations during the third quarter of fiscal year 2015 did not have a material effect on the Company. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt, and on future debt.  We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2015, we had the following amount of future principal and interest payments due on mortgages secured by our real estate:
	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total	Fair Value
Fixed Rate	$21,997	$120,806	$187,010	$56,118	$128,391	$413,402	$927,724	$1,139,370
Average Fixed Interest Rate(1)	5.31%	5.14%	4.79%	5.14%	4.76%
Variable Rate	$393	$9,397	$16,500	$31,921	$6,112	$14,132	$78,455	$78,455
Average Variable Interest Rate(1)	2.93%	2.84%	2.86%	2.93%	2.97%
							$1,006,179	$1,217,825

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
Fixed Rate	$12,326	$46,520	$37,586	$30,734	$25,771	$50,067	$203,004
Variable Rate	575	2,062	1,947	957	588	189	6,318
							$209,322
(1)	Interest rate given is for the entire year.
The weighted average interest rate on our fixed rate and variable rate debt as of January 31, 2015, was 5.17%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $78.5 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $785,000.
ITEM 4. CONTROLS AND PROCEDURES
IRET's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by IRET in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal year 2015, the Company issued an aggregate of 294,092 unregistered common shares to holders of limited partnership units of IRET Properties, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. The Company has registered the re-sale of such common shares under the Securities Act.
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVESTORS REAL ESTATE TRUST
(Registrant)
/s/ Timothy P. Mihalick
Timothy P. Mihalick
President and Chief Executive Officer

/s/ Ted E. Holmes
Ted E. Holmes
Executive Vice President and Chief Financial Officer

Date: March 12, 2015

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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.