Form 10-K
period 2015-04-30
INVESTORS REAL ESTATE TRUST
filed 2015-06-29
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-35624

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

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of October 31, 2014 was $883,522,385 based on the last reported sale price on the New York Stock Exchange on October 31, 2014. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.

The number of common shares of beneficial interest outstanding as of June 1, 2015, was 124,574,042.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be held on September 15, 2015 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2015 Annual Report

INVESTORS REAL ESTATE TRUST

2015 Annual Report 3

Index
Special Note Regarding Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our plans and objectives, including among other things, our future financial condition, anticipated capital expenditures, anticipated distributions and our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long term growth. Forward-looking statements are typically identified by the use of terms such as “believe,” “expect,” “intend,” “project,” “plan,” “anticipate,” “potential,” “may,” “will,” “designed,” “estimate,” “should,” “continue” and other similar expressions. These statements indicate that we have used assumptions that are subject to a number of risks and uncertainties that could cause our actual results or performance to differ materially from those projected.

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

2015 Annual Report 4

Index
PART I

Item 1.	Business

Overview

Investors Real Estate Trust (“we,” “us,” “IRET” or the “Company”) is a self-advised equity Real Estate Investment Trust, or REIT, organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, and we conduct our day-to-day business operations through our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments consist of multi-family residential properties and commercial properties composed of office, healthcare, industrial and retail. These properties are located primarily in the upper Midwest states of Minnesota and North Dakota. For the fiscal year ended April 30, 2015, our real estate investments in these two states accounted for 69.5% of our total gross revenue. Our principal executive office is located in Minot, North Dakota. We also have corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices located in the states where we own properties.

We seek to diversify our investments among multi-family residential and commercial properties. Our commercial properties consist of office, healthcare, industrial and retail. In January 2015, we revised our strategic plan and are exploring the potential sale of substantially all of our office and retail properties. As of April 30, 2015, our real estate portfolio consisted of:

•	100 multi-family residential properties containing 11,844 apartment units, having a total real estate investment amount net of accumulated depreciation of $766.1 million;

•	53 office properties containing approximately 4.2 million square feet of leasable space, having a total real estate investment amount net of accumulated depreciation of $365.3 million;

•	66 healthcare properties (including senior housing) containing approximately 3.0 million square feet of leasable space, having a total real estate investment amount net of accumulated depreciation of $384.9 million;

•	7 industrial properties containing approximately 1.2 million square feet of leasable space, having a total real estate investment amount net of accumulated depreciation of $49.4 million; and

•	23 retail properties containing approximately 1.2 million square feet of leasable space, having a total real estate investment amount net of accumulated depreciation of $83.4 million.

Our residential leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2015, no individual tenant accounted for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 15.1% of our total commercial segments’ minimum rents.

Structure

We were organized under the laws of North Dakota on July 31, 1970, and have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) since our formation. On February 1, 1997, we were restructured as an UPREIT, and have conducted our daily business operations primarily through IRET Properties.

IRET Properties was organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing multi-family residential and commercial real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2015, IRET, Inc. owned an 89.9% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

2015 Annual Report 5

Index
Investment Strategy and Policies

Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is implemented by growing income-producing assets in desired geographical markets in real estate classes we believe will provide a consistent return on investment for our shareholders.

We generally use available cash or short-term floating rate debt to acquire real estate. We then replace such cash or short-term floating rate debt with fixed-rate secured debt. In appropriate circumstances, we also may acquire one or more properties in exchange for our common shares of beneficial interest (“common shares”) or for limited partnership units of IRET Properties (“limited partnership units” or “Units”), which are convertible, after the expiration of a minimum holding period of one year, into cash or, at our sole discretion, into our common shares on a one-to-one basis.

Our investment strategy involves investing in multi-family residential properties and commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. Our commercial properties consist of office, healthcare, industrial and retail. Since January 2015, we have concentrated on multi-family residential and healthcare property acquisitions, and are exploring the potential sale of substantially all of our office and retail properties. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate investments in Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming.

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

Investments in real estate or interests in real estate. We currently own multi-family residential properties and/or commercial properties in 12 states. We may invest in real estate, or interests in real estate, located anywhere in the United States; however, we currently plan to focus our investments in those states in which we already have property, with specific concentration in Minnesota, North Dakota, Nebraska, Iowa, Colorado, Montana, South Dakota and Kansas. Similarly, we may invest in any type of real estate or interest in real estate including, but not limited to, office buildings, apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. Under our Third Restated Trustees’ Regulations (Bylaws), however, we may not invest more than 10.0% of our total assets in unimproved real estate, excluding property being developed or property where development will be commenced within one year.

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

Any policy, as it relates to investments in real estate or interests in real estate may be changed by our Board of Trustees at any time without notice to, or a vote of, our shareholders.

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan, except we may not invest in or make a mortgage loan without obtaining an appraisal concerning the value of the underlying property unless it is a loan insured or guaranteed by a government or a governmental agency.  Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders. As of April 30, 2015 and 2014, we had no junior mortgages outstanding. We had no investments in real estate mortgages at April 30, 2015 and 2014.

2015 Annual Report 6

Index
Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

Policies Regarding Other Activities

Our current policies as they pertain to other activities are described as follows:

Distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our distributions meet these requirements. Our general policy has been to make cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. Distributions to our common shareholders and unitholders in fiscal years 2015 and 2014 totaled approximately 81.3% and 82.5%, respectively, on a per share and unit basis of our funds from operations.

Issuing senior securities. On April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”), and on August 7, 2012, we issued 4,600,000 shares of 7.95% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B preferred shares”). Depending on future interest rates and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It is generally our policy to seek to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Bylaws, which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with generally accepted accounting principles (“GAAP”). “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities. Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property.  As of April 30, 2015, our ratio of total indebtedness to total real estate investments was 64.1% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 97.8%.

Offering securities in exchange for property. Our organizational structure allows us to issue shares and to offer limited partnership units of IRET Properties in exchange for real estate. The limited partnership units are convertible into cash, or, at our option, common shares on a one-for-one basis after a minimum one-year holding period. All limited partnership units receive the same cash distributions as those paid on common shares. Limited partners are not entitled to vote on any matters affecting us until their limited partnership units are converted into common shares.

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

	(in thousands)
	2015	2014	2013
Limited partnership units issued	89	361	1,620
Value at issuance, net of issue costs	$800	$3,480	$12,632

2015 Annual Report 7

Index
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

During fiscal year 2015, we did not repurchase any of our outstanding common shares, preferred shares or limited partnership units.

Making loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. We had no investments in real estate mortgages at April 30, 2015 and 2014.

Investing in the securities of other issuers for the purpose of exercising control. We have not, for the past three years, engaged in, and we are not currently engaging in, investment in the securities of other issuers for the purpose of exercising control. Our Declaration of Trust does not impose any limitation on our ability to invest in the securities of other issuers for the purpose of exercising control. Any decision to do so is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

Information about Segments

We currently operate in five reportable real estate segments: multi-family residential; office; healthcare, including senior housing; industrial and retail. For further information on these segments and other related information, see Note 11 of our consolidated financial statements as well as Item 2 Properties and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Employees

As of April 30, 2015, we had 433 employees, of whom 387 were full-time and 46 were part-time. 59 of these employees were corporate staff located in our Minot, North Dakota and Minneapolis, Minnesota offices, and 374 were property management employees based either at our properties or in local property management offices.

Environmental Matters and Government Regulation

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage, personal injuries, and investigation and clean-up costs incurred in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the current owner was responsible for, or even knew of, the presence of such substances. It is generally our policy to obtain from independent environmental consultants a “Phase I” environmental audit (which involves visual inspection but not soil or groundwater analysis) on all properties that we seek to acquire. We do not believe that any of our properties are subject to any material environmental contamination. However, no assurances can be given that:

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

2015 Annual Report 8

Index
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

Corporate Governance

Our Board of Trustees has adopted various policies and initiatives to strengthen our corporate governance and increase the transparency of financial reporting.  Each of the committees of the Board of Trustees operates under written charters, and our independent trustees meet regularly in executive sessions at which only the independent trustees are present.  The Board of Trustees has adopted a Code of Conduct applicable to trustees, officers and employees; adopted a Code of Ethics for Senior Financial Officers; and has established processes for shareholders and all interested parties for communication with the Board of Trustees.

Additionally, our Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees of concerns regarding accounting or auditing matters. The Audit Committee also maintains a policy requiring Audit Committee approval of all audit and non-audit services provided to us by our independent registered public accounting firm.

We will disclose any amendment to our Code of Ethics for Senior Financial officers on our website. In the event we waive compliance with the Code of Ethics or Code of Conduct by any of our trustees or officers, we will disclose such waiver in a Form 8-K filed within four business days.

Website and Available Information

Our internet address is www.iret.com. We make available, free of charge, through the “SEC filings” tab under the Investors Information/Financial Reporting section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Current copies of our Code of Conduct; Code of Ethics for Senior Financial Officers; and Charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Trustees are also available on our website under the heading “Corporate Governance” in the Investors Information/Corporate Overview section of our website. Copies of these documents are also available to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our website does not constitute part of this Annual Report on Form 10-K.

2015 Annual Report 9

Index
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

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.  We depend on the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) for financing for many of our multi-family residential properties.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States. In September 2008 Fannie Mae and Freddie Mac were placed in federal conservatorship. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. It is unclear how future legislation may impact Fannie Mae and Freddie Mac’s involvement in multi-family residential financing.  The scope and nature of the actions that the U.S. Government may undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. It is possible that each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the multi-family residential mortgage market.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the credit available for financing multi-family residential properties. The loss or reduction of this important source of credit would be likely to result in higher loan costs for us, and could result in inability to borrow or refinance maturing debt, all of which could materially adversely affect our business, operations and financial condition.

2015 Annual Report 10

Index
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

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.  For the fiscal year ended April 30, 2015, we received approximately 69.5% of our gross revenue from properties in Minnesota and North Dakota.  As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity.  To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced.  We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms.  As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations.  In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2015, approximately 1.2 million square feet, or 12.9% of our total commercial property square footage, was vacant. Approximately 944 of our 11,844 apartment units, or 8.0%, were vacant. As of April 30, 2015, leases covering approximately 12.8% of our total commercial segments net rentable square footage will expire in fiscal year 2016, 12.7% in fiscal year 2017, 7.6% in fiscal year 2018, 13.3% in fiscal year 2019, and 7.1% in fiscal year 2020, assuming that none of the tenants exercise future renewal options, and excluding the effect of early renewals completed on existing leases.

2015 Annual Report 11

Index
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

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels. Many factors affect the value of our equity securities and our ability to make or maintain at current levels distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which in recent years have negatively affected substantially all businesses, including ours. Demand for office, industrial, and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities.  Declining rental revenues from our properties due to persistent negative economic conditions may have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.  In fiscal years 2015 and 2014, distributions to our common shareholders and unitholders of the Operating Partnership in cash and common shares pursuant to our Distribution Reinvestment and Share Purchase Plan (DRIP) totaled approximately 61.9% and 71.4%, respectively, of our net cash provided by operating activities.

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

2015 Annual Report 12

Index
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

High leverage on our overall portfolio may result in losses. As of April 30, 2015, our ratio of total indebtedness to total Net Assets (as that term is used in our Bylaws, which usage is not in accordance with GAAP, “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities) was approximately 97.8%. As of April 30, 2014 and 2013, our percentage of total indebtedness to total Net Assets was approximately 93.3% and 91.0%, respectively. Under our Bylaws we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $2.4 billion. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our Board of Trustees and disclosed to the holders of our securities in the next quarterly report, along with justification for any excess.

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

These risks increase when credit markets are tight. In general, when the credit markets are constrained, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions, and the terms of such financing or refinancing are likely to be less favorable to us than the terms of our current indebtedness.

2015 Annual Report 13

Index
We anticipate that only a small portion of the principal of our debt will be repaid prior to maturity, and we will need to refinance a significant portion of our outstanding debt as it matures.  We cannot guarantee that any refinancing of debt with other debt will be possible on terms that are favorable or acceptable to us.  If we cannot refinance, extend or pay principal payments due at maturity with the proceeds of other capital transactions, such as new equity capital, our cash flows may not be sufficient in all years to repay debt as it matures.  Additionally, if we are unable to refinance our indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more of our properties on disadvantageous terms, which may result in losses to us. These losses could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Furthermore, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments or refinance the debt at maturity, the mortgagee could foreclose upon the property, appoint a receiver and receive an assignment of rents and leases or pursue other remedies, including taking ownership of the property, all with a consequent loss of revenues and asset value. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code. On April 14, 2015, we received a letter from the special servicer for the $122.6 million non-recourse loan under the Loan and Security Agreement between one of our subsidiaries as borrower and Citigroup Global Markets Realty Corp as lender advising that the loan was in default due to a nonpayment on April 6, 2015. The aggregate estimated fair value of the assets securing this loan is less than the outstanding loan balance of $122.6 million. This loan matures in October 2016 and has an interest rate of 5.93%.    We cannot predict the outcome of the discussions with the special servicer on this loan.

As of April 30, 2015, approximately 12.5% of our mortgage debt is due for repayment in fiscal year 2016. As of April 30, 2015, we had approximately $121.9 million of principal payments and approximately $48.3 million of interest payments due in fiscal year 2016 on fixed and variable-rate mortgages secured by our real estate. Additionally, as of April 30, 2015, we had $60.5 million outstanding under our $90.0 million multi-bank line of credit, which has a maturity date of September 1, 2017.

The cost of our indebtedness may increase. Portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis.  Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, we have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2015, $70.0 million, or approximately 7.2%, of the principal amount of our total mortgage indebtedness was subject to variable interest rates agreements, and approximately 71.4% of the principal amount of our total construction loan indebtedness was subject to variable interest rates. Additionally, our $90.0 million multi-bank line of credit bears interest at a rate of 1.25% over the Wall Street Journal Prime Rate, with a floor of 4.75% and a cap of 8.65%. If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.

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

2015 Annual Report 14

Index
We have significant investments in healthcare properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty healthcare properties (including senior housing) and may acquire more in the future. As of April 30, 2015, our real estate portfolio consisted of 66 healthcare properties, with a total real estate investment amount, net of accumulated depreciation, of $384.9 million, or approximately 23.3% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio. The healthcare industry continues to experience changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our healthcare property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants.  These factors may adversely affect the economic performance of some or all of our healthcare services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

New federal healthcare reform laws may adversely affect the operators and tenants of our healthcare (including senior housing) properties.  In March 2010, the President signed into law The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (the “Reconciliation Act”), which amends the PPACA (collectively, the “Health Care Reform Acts”).  The Health Care Reform Acts contain various provisions that may affect us directly as an employer, and that may affect the operators and tenants of healthcare (including senior housing) properties.  While some of the provisions of these laws may have a positive impact on operators’ or tenants’ revenues, by increasing coverage of uninsured individuals, other provisions may have a negative effect on operator or tenant reimbursements, for example by changing the “market basket” adjustments for certain types of healthcare facilities.  The Health Care Reform Acts also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants in the event of one or more violations of complex federal healthcare laws.  Additionally, provisions in the Health Care Reform Acts may affect the health coverage that we and our operators and tenants provide to our respective employees.  We currently cannot predict the impact that this far-reaching, landmark legislation will have on our business and the businesses and operations of our tenants. Any loss of revenues and/or additional expenditures incurred by us or by operators and tenants of our properties as a result of the Health Care Reform Acts could adversely affect our cash flow and results of operations and have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.

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

2015 Annual Report 15

Index
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

If the level of drilling and production in the Bakken Shale Formation declines substantially near our North Dakota real estate assets, our occupancy levels and revenues could decline. We have ownership interests in three apartment projects totaling 405 units and 72 under construction in Williston, ND, the heart of the Bakken Shale Formation.  The economy of Williston is significantly dependent on the oil and gas industry of western North Dakota.  To date, we have experienced some increased vacancy in these apartment projects and increased price competition from other apartment owners, which has reduced our revenues, though not materially.  We also own properties in other, larger, cities in North Dakota, which could be impacted by lower oil prices, although we have not experienced any adverse effects in those markets.  Oil drilling and production are impacted by factors beyond our control, including:  the demand for and prices of crude oil and natural gas; environmental regulation and enforcement; producers’ finding and development costs of reserves; producers’ desire and ability to obtain necessary permits in a timely and economic manner; oil and natural gas field characteristics and production performance; and transportation and capacity constraints on natural gas, crude oil and natural gas liquids pipelines from the producing areas. Oil field activity could decline further in North Dakota as a result of any or all of these factors, which could have a material adverse effect on our Williston properties.

2015 Annual Report 16

Index
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

Risks related to joint ventures may adversely affect our financial performance and results of operations. We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility:  that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks and services. We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In the normal course of business we and our service providers (including service providers engaged in providing web hosting, property management, leasing, accounting and/or payroll software/services) collect and retain certain personal information provided by our tenants, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. While we and our service providers employ a variety of data security measures to protect confidential information on our systems and periodically review and improve our data security measures, we cannot assure that we or our service providers will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative measures including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence, which could adversely impact our financial condition.

2015 Annual Report 17

Index
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

2015 Annual Report 18

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

2015 Annual Report 19

Index
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

2015 Annual Report 20

Index
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

Our distributions are not eligible for the lower tax rate on dividends except in limited situations. The tax rate applicable to qualifying corporate dividends received by shareholders taxed at individual rates is a maximum rate of 20%.  This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself had been taxed. As a result, distributions (other than capital gain distributions) paid by us to shareholders taxed at individual rates will generally be subject to the tax rates that are otherwise applicable to ordinary income.  Although the earnings of a REIT that are distributed to its shareholders are still generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, this law change may make an investment in our securities comparatively less attractive relative to an investment in the shares of other entities which pay dividends but are not formed as REITs.

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

Higher market interest rates may adversely affect the market price of our securities, and low trading volume on the New York Stock Exchange may prevent the timely resale of our securities. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates.  If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment.  Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to decline.  In addition, although our common shares of beneficial interest are listed on the New York Stock Exchange, the daily trading volume of our shares may be lower than the trading volume for other companies.  The average daily trading volume for the period of May 1, 2014 through April 30, 2015 was 510,561 shares and the average monthly trading volume for the period of May 1, 2014 through April 30, 2015 was 10,721,791 shares.  As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

2015 Annual Report 21

Index
Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are organized as a REIT under Section 856-858 of the Internal Revenue Code, and are structured as an UPREIT, through which we conduct the business of owning, leasing, developing and acquiring real estate properties. These real estate investments are managed by our own employees and by third-party professional real estate management companies on our behalf.

Total Real Estate Rental Revenue

As of April 30, 2015, our real estate portfolio consisted of 100 multi-family residential properties and 149 commercial properties, consisting of office, healthcare, industrial and retail properties, comprising 45.1%, 22.9%, 23.8%, 2.9%, and 5.3%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2015. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

	Gross Revenue (in thousands)
Fiscal Year Ended April 30,	Multi- Family Residential	%	Office	%	Healthcare	%	Industrial	%	Retail	%	All Segments
2015	$118,526	42.4%	$74,978	26.8%	$66,230	23.7%	$6,491	2.3%	$13,445	4.8%	$279,670
2014	$102,059	38.4%	$77,440	29.2%	$65,258	24.6%	$6,894	2.6%	$13,831	5.2%	$265,482
2013	$89,923	36.3%	$75,962	30.6%	$61,975	25.0%	$6,700	2.7%	$13,498	5.4%	$248,058

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

	Average Effective Annual Rent per square foot or unit(1)
As of April 30,	Multi-family Residential(2)	Office(3)	Healthcare(3)	Industrial(3)	Retail(3)
2015	$829	$14	$16	$5	$9
2014	$783	$13	$17	$4	$8
2013	$744	$14	$16	$4	$9
2012	$719	$13	$16	$4	$8
2011	$691	$13	$19	$4	$8

(1)	Previously reported amounts are not revised for discontinued operations or changes in the composition of the same-store properties pool.
(2)	Monthly rent per unit, calculated as annualized rental revenue, net of free rent, including rent abatements and rent credits, divided by the occupied units as of April 30.
(3)	Monthly rental rate per square foot calculated as annualized contractual base rental income, net of free rent and excluding operating expense reimbursements, divided by the leased square feet as of April 30.

Occupancy Rates

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

2015 Annual Report 22

Index
Occupancy Levels on a Same-Store Property and All Property Basis:

Segments	Same-Store Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2015	2014	2013	2015	2014	2013
Multi-Family Residential	94.7%	93.4%	95.3%	92.0%	93.0%	94.6%
Office	84.8%	84.0%	81.5%	83.2%	80.7%	80.8%
Healthcare	95.7%	96.2%	94.9%	95.8%	96.3%	94.7%
Industrial	100.0%	100.0%	95.7%	83.4%	87.8%	96.4%
Retail	83.3%	88.2%	86.9%	83.4%	87.4%	87.0%

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

Management and Leasing of Our Real Estate Assets

We conduct our corporate operations from offices in Minot, North Dakota and Minneapolis and St. Cloud, Minnesota.  We also have property management offices located in the states where we own properties. The day-to-day management of our properties is carried out by our own employees and in certain cases by third-party property management companies. In markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when for other reasons particular properties are in our judgment not attractive candidates for self-management, we utilize third-party professional management companies for day-to-day management. During the fourth quarter of fiscal year 2015 we transferred the property management of the majority of our office and retail properties to a third-party company, as part of our plan to explore the sale of these assets. However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and implemented by the third-party management companies. Generally, our management contracts provide for compensation ranging from 2.5% to 6.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less or upon the property manager’s failure to meet certain specified financial performance goals. With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, brokers may receive a commission that is generally calculated as a percentage of the net rent to be paid over the term of the lease. We believe that the broker commissions paid by us conform to market and industry standards, and accordingly are commercially reasonable.

Summary of Real Estate Investment Portfolio

	(in thousands, except percentages)
As of April 30,	2015	%	2014	%	2013	%
Real estate investments
Property owned	$2,098,037		$1,996,031		$2,032,970
Less accumulated depreciation	(448,987)		(424,288)		(420,421)
	$1,649,050	90.2%	$1,571,743	92.5%	$1,612,549	95.9%
Development in progress	153,994	8.4%	104,609	6.2%	46,782	2.8%
Unimproved land	25,827	1.4%	22,864	1.3%	21,503	1.3%
Total real estate investments	$1,828,871	100.0%	$1,699,216	100.0%	$1,680,834	100.0%

2015 Annual Report 23

Index
Summary of Individual Properties Owned as of April 30, 2015

The following table presents information regarding our 249 residential and commercial properties as well as unimproved land and development properties owned as of April 30, 2015. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Occupancy as of April 30, 2015

MULTI-FAMILY RESIDENTIAL
11th Street 3 Plex - Minot, ND	3	$83	100.0%
4th Street 4 Plex - Minot, ND	4	123	100.0%
Alps Park - Rapid City, SD	71	6,003	98.6%
Apartments on Main - Minot, ND	10	1,334	100.0%
Arbors - S Sioux City, NE	192	8,898	99.0%
Arcata - Golden Valley, MN	165	31,823	20.0%
Ashland - Grand Forks, ND	84	8,473	100.0%
Boulder Court - Eagan, MN	115	9,570	98.3%
Brookfield Village - Topeka, KS	160	8,746	96.9%
Brooklyn Heights - Minot, ND	72	2,474	97.2%
Campus Center - St. Cloud, MN	92	2,882	88.0%
Campus Heights - St. Cloud, MN	49	895	67.3%
Campus Knoll - St. Cloud, MN	71	1,958	88.7%
Campus Plaza - St. Cloud, MN	24	450	58.3%
Campus Side - St. Cloud, MN	48	883	93.8%
Campus View - St. Cloud, MN	48	878	77.1%
Canyon Lake - Rapid City, SD	109	5,915	95.4%
Castlerock - Billings, MT	166	7,765	98.8%
Chateau I - Minot, ND	32	6,407	93.8%
Cimarron Hills - Omaha, NE	234	14,640	95.3%
Colonial Villa - Burnsville, MN	240	21,387	91.7%
Colony - Lincoln, NE	232	17,916	95.7%
Colton Heights - Minot, ND	18	1,173	88.9%
Commons at Southgate - Minot, ND	233	35,622	92.7%
Cornerstone - St. Cloud, MN	24	453	79.2%
Cottage West Twin Homes - Sioux Falls, SD	50	5,162	100.0%
Cottonwood - Bismarck, ND	268	21,722	92.2%
Country Meadows - Billings, MT	133	9,786	93.2%
Crestview - Bismarck, ND	152	6,207	100.0%
Crown - Rochester, MN	48	3,796	100.0%
Crown Colony - Topeka, KS	220	12,964	99.5%
Cypress Court - St. Cloud, MN	196	20,605	91.3%
Dakota Commons - Williston, ND	44	10,444	95.5%
Evergreen - Isanti, MN	36	3,236	97.2%
Evergreen II - Isanti, MN	36	3,530	100.0%
Fairmont - Minot, ND	12	482	100.0%

2015 Annual Report 24

Index
Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Occupancy as of April 30, 2015

MULTI-FAMILY RESIDENTIAL - continued
First Avenue - Minot, ND	20	$3,057	100.0%
Forest Park - Grand Forks, ND	269	13,796	98.1%
Gables Townhomes - Sioux Falls, SD	24	2,443	100.0%
Grand Gateway - St. Cloud, MN	116	8,705	100.0%
Greenfield - Omaha, NE	96	5,469	90.6%
Heritage Manor - Rochester, MN	182	10,167	95.1%
Homestead Garden - Rapid City, SD	152	14,950	94.7%
Indian Hills - Sioux City, IA	120	6,924	97.5%
Kirkwood Manor - Bismarck, ND	108	4,850	98.1%
Lakeside Village - Lincoln, NE	208	17,494	91.8%
Landing at Southgate - Minot, ND	108	15,302	80.6%
Landmark - Grand Forks, ND	90	2,791	98.9%
Legacy - Grand Forks, ND	361	29,754	90.9%
Legacy Heights - Bismarck, ND	79	10,039	30.4%
Mariposa - Topeka, KS	54	6,044	92.6%
Meadows - Jamestown, ND	81	6,464	100.0%
Monticello Village - Monticello, MN	60	4,737	98.3%
Northern Valley - Rochester, MN	16	849	93.8%
North Pointe - Bismarck, ND	73	4,882	83.6%
Northridge - Bismarck, ND	68	8,426	95.6%
Oakmont Estates - Sioux Falls, SD	79	5,898	97.5%
Oakwood Estates - Sioux Falls, SD	160	7,663	97.5%
Olympic Village - Billings, MT	274	14,691	96.7%
Olympik Village - Rochester, MN	140	9,111	91.4%
Oxbow Park - Sioux Falls, SD	120	6,450	99.2%
Park Meadows - Waite Park, MN	360	16,034	81.1%
Pebble Springs - Bismarck, ND	16	920	93.8%
Pinehurst - Billings, MT	21	1,010	100.0%
Pinecone Villas - Sartell, MN	24	2,802	95.8%
Pines - Minot, ND	16	435	93.8%
Plaza - Minot, ND	71	16,106	97.2%
Pointe West - Rapid City, SD	90	5,305	100.0%
Ponds at Heritage Place - Sartell, MN	58	5,279	100.0%
Prairie Winds - Sioux Falls, SD	48	2,447	100.0%
Quarry Ridge - Rochester, MN	313	33,670	99.7%
Red 20 - Minneapolis, MN	130	28,316	75.4%
Regency Park Estates - St. Cloud, MN	145	12,365	90.3%
Renaissance Heights - Williston, ND	216	46,075	56.9%
Ridge Oaks - Sioux City, IA	132	6,688	100.0%
Rimrock West - Billings, MT	78	5,329	97.4%
River Ridge - Bismarck, ND	146	25,400	93.8%
Rocky Meadows - Billings, MT	98	7,583	100.0%
Rum River - Isanti, MN	72	5,881	100.0%
Sherwood - Topeka, KS	300	18,890	98.0%
Sierra Vista - Sioux Falls, SD	44	2,773	100.0%
Silver Springs - Rapid City, SD	52	3,269	98.1%

2015 Annual Report 25

Index
Property Name and Location	Units	(in thousands) Investment (initial cost plus improvements less impairment)	Occupancy as of April 30, 2015

MULTI-FAMILY RESIDENTIAL - continued
South Pointe - Minot, ND	196	$12,945	95.4%
Southpoint - Grand Forks, ND	96	10,517	93.8%
Southview - Minot, ND	24	1,064	100.0%
Southwind - Grand Forks, ND	164	8,408	98.2%
Summit Park - Minot, ND	95	3,609	100.0%
Sunset Trail - Rochester, MN	146	15,802	92.5%
Temple - Minot, ND	4	231	100.0%
Terrace Heights - Minot, ND	16	483	87.5%
Thomasbrook - Lincoln, NE	264	14,242	97.7%
University Park Place - St. Cloud, MN	35	643	68.6%
Valley Park - Grand Forks, ND	167	7,939	89.2%
Villa West - Topeka, KS	308	18,273	88.3%
Village Green - Rochester, MN	36	3,492	86.1%
West Stonehill - Waite Park, MN	312	16,330	98.1%
Westridge - Minot, ND	33	2,218	93.9%
Westwood Park - Bismarck, ND	65	3,809	89.2%
Whispering Ridge - Omaha, NE	336	28,295	92.3%
Williston Garden - Williston, ND	145	19,181	85.5%
Winchester - Rochester, MN	115	8,216	96.5%
Woodridge - Rochester, MN	108	8,605	100.0%
TOTAL MULTI-FAMILY RESIDENTIAL	11,844	$946,520	92.0%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Occupancy as of April 30, 2015

OFFICE
1st Avenue Building - Minot, ND	4,427	$367	100.0%
610 Business Center IV - Brooklyn Park, MN	78,190	9,403	100.0%
7800 West Brown Deer Road - Milwaukee, WI	175,610	12,642	98.0%
American Corporate Center - Mendota Heights, MN	138,959	21,728	85.0%
Ameritrade - Omaha, NE	73,742	8,349	100.0%
Benton Business Park - Sauk Rapids, MN	30,464	1,536	88.1%
Bismarck 715 East Broadway - Bismarck, ND	22,187	2,798	100.0%
Brenwood - Minnetonka, MN	176,362	17,644	47.3%
Brook Valley I - La Vista, NE	30,000	2,152	66.6%
Corporate Center West - Omaha, NE	141,724	9,154	100.0%
Crosstown Centre - Eden Prairie, MN	181,224	20,636	75.0%
Eden Prairie 6101 Blue Circle Drive - Eden Prairie, MN	48,700	4,864	0.0%
Farnam Executive Center - Omaha, NE	95,216	10,101	63.9%
Flagship - Eden Prairie, MN	138,825	17,448	74.8%
Gateway Corporate Center - Woodbury, MN	59,827	8,300	100.0%
Golden Hills Office Center - Golden Valley, MN	190,758	25,875	98.4%
Granite Corporate Center - St. Cloud, MN	78,086	9,917	77.5%
Great Plains - Fargo, ND	122,040	16,087	100.0%

2015 Annual Report 26

Index
Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Occupancy as of April 30, 2015

OFFICE - continued
Highlands Ranch I - Highlands Ranch, CO	71,430	$11,747	100.0%
Highlands Ranch II - Highlands Ranch, CO	81,173	12,887	98.4%
Interlachen Corporate Center - Edina, MN	105,084	19,163	96.4%
Intertech Building - Fenton, MO	65,320	7,819	93.7%
Mendota Office Center I - Mendota Heights, MN	59,852	8,406	67.2%
Mendota Office Center II - Mendota Heights, MN	88,398	13,303	87.3%
Mendota Office Center III - Mendota Heights, MN	60,776	7,661	100.0%
Mendota Office Center IV - Mendota Heights, MN	72,231	10,215	100.0%
Minnesota National Bank - Duluth, MN	18,869	1,965	100.0%
Minot 1400 31st Ave - Minot, ND	48,960	11,573	76.3%
Minot 2505 16th Street SW - Minot, ND	15,000	2,318	100.0%
Miracle Hills One - Omaha, NE	84,445	7,706	89.2%
Northpark Corporate Center - Arden Hills, MN	145,439	19,115	48.9%
Omaha 10802 Farnam Dr - Omaha, NE	58,574	7,228	98.6%
Pacific Hills - Omaha, NE	143,075	10,743	78.5%
Plaza 16 - Minot, ND	50,610	9,693	100.0%
Plaza VII - Boise, ID	28,994	1,217	41.2%
Plymouth 5095 Nathan Lane - Plymouth, MN	20,528	1,944	100.0%
Prairie Oak Business Center - Eden Prairie, MN	36,421	7,123	77.2%
Rapid City 900 Concourse Drive - Rapid City, SD	75,815	8,036	99.9%
Riverport - Maryland Heights, MO	121,316	8,000	100.0%
Spring Valley IV - Omaha, NE	18,055	1,154	0.0%
Spring Valley V - Omaha, NE	24,171	1,586	100.0%
Spring Valley X - Omaha, NE	24,000	1,284	30.0%
Spring Valley XI - Omaha, NE	24,000	1,273	90.0%
Superior Office Building - Duluth, MN	20,000	2,679	100.0%
TCA Building - Eagan, MN	103,640	10,113	100.0%
Three Paramount Plaza - Bloomington, MN	75,526	9,371	62.8%
Timberlands - Leawood, KS	91,270	12,165	97.5%
UHC Office - International Falls, MN	30,000	2,715	100.0%
US Bank Financial Center - Bloomington, MN	153,311	18,490	78.3%
Wells Fargo Center - St Cloud, MN	86,477	11,198	91.7%
West River Business Park - Waite Park, MN	24,075	1,697	87.5%
Westgate - Boise, ID	103,342	13,551	100.0%
Woodlands Plaza IV - Maryland Heights, MO	61,820	6,841	100.0%
TOTAL OFFICE	4,078,338	$480,980	83.2%

2015 Annual Report 27

Index
Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Occupancy as of April 30, 2015

HEALTHCARE
2800 Medical Building - Minneapolis, MN	53,632	$9,831	81.7%
2828 Chicago Avenue - Minneapolis, MN	56,239	17,672	100.0%
Airport Medical - Bloomington, MN(1)	24,218	4,678	100.0%
Barry Pointe Office Park - Kansas City, MO	18,502	2,976	87.4%
Billings 2300 Grant Road - Billings, MT	14,705	1,865	100.0%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	53,896	9,881	100.0%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	36,199	6,287	100.0%
Casper 1930 E 12th Street (Park Place) - Casper, WY	65,160	6,391	100.0%
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY	57,822	11,458	100.0%
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY	47,509	11,170	100.0%
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY	54,072	8,200	100.0%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Eagan 1440 Duckwood Medical - Eagan, MN	17,640	2,624	100.0%
Edgewood Vista - Belgrade, MT	5,192	835	100.0%
Edgewood Vista - Billings, MT	11,800	1,948	100.0%
Edgewood Vista - Bismarck, ND	74,112	9,881	100.0%
Edgewood Vista - Brainerd, MN	82,535	9,720	100.0%
Edgewood Vista - Columbus, NE	5,194	891	100.0%
Edgewood Vista - East Grand Forks, MN	18,488	1,701	100.0%
Edgewood Vista - Fargo, ND	167,391	21,844	100.0%
Edgewood Vista - Fremont, NE	6,042	600	100.0%
Edgewood Vista - Grand Island, NE	5,185	857	100.0%
Edgewood Vista - Hastings, NE	6,042	629	100.0%
Edgewood Vista - Hermantown I, MN	119,349	11,920	100.0%
Edgewood Vista - Hermantown II, MN	160,485	11,357	100.0%
Edgewood Vista - Kalispell, MT	10,295	1,205	100.0%
Edgewood Vista - Minot, ND	108,503	12,845	100.0%
Edgewood Vista - Missoula, MT	10,150	1,057	100.0%
Edgewood Vista - Norfolk, NE	5,135	786	100.0%
Edgewood Vista - Omaha, NE	6,042	689	100.0%
Edgewood Vista - Sioux Falls, SD	11,800	1,346	100.0%
Edgewood Vista - Spearfish, SD	84,126	9,023	100.0%
Edgewood Vista - Virginia, MN	147,183	12,382	100.0%
Edina 6363 France Medical - Edina, MN(1)	70,934	15,581	91.3%
Edina 6405 France Medical - Edina, MN(1)	55,478	12,242	100.0%
Edina 6517 Drew Avenue - Edina, MN	12,140	1,542	100.0%
Edina 6525 Drew Avenue - Edina, MN	3,431	505	73.4%
Edina 6525 France SMC II - Edina, MN(1)	67,409	14,532	95.1%
Edina 6545 France SMC I - Edina MN(1)	227,626	48,095	91.4%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN(1)	43,404	8,306	100.0%
Gateway Clinic - Sandstone, MN(1)	12,444	1,765	100.0%
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,558	13,924	75.5%
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY	62,291	10,584	100.0%
Legends at Heritage Place - Sartell, MN	98,174	10,890	100.0%

2015 Annual Report 28

Index
Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Occupancy as of April 30, 2015

HEALTHCARE – continued
Mariner Clinic - Superior, WI(1)	28,928	$3,871	100.0%
Minneapolis 701 25th Avenue Medical - Minneapolis, MN(1)	57,212	9,439	100.0%
Missoula 3050 Great Northern - Missoula, MT	14,640	1,971	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,952	100.0%
Pavilion I - Duluth, MN(1)	45,081	10,174	100.0%
Pavilion II - Duluth, MN	73,000	19,325	100.0%
Ritchie Medical Plaza - St Paul, MN	52,116	13,077	88.5%
Sartell 2000 23rd Street South - Sartell, MN(1)	59,760	12,715	0.0%
Spring Creek-American Falls - American Falls, ID	17,273	4,015	100.0%
Spring Creek-Boise - Boise, ID	16,311	5,004	100.0%
Spring Creek-Eagle - Eagle, ID	15,559	4,038	100.0%
Spring Creek-Fruitland - Fruitland, ID	39,500	7,115	100.0%
Spring Creek-Meridian - Meridian, ID	31,820	7,148	100.0%
Spring Creek-Overland - Overland, ID	26,605	6,629	100.0%
Spring Creek-Soda Springs - Soda Springs, ID	15,571	2,223	100.0%
Spring Creek-Ustick - Meridian, ID	26,605	4,300	100.0%
St Michael Clinic - St Michael, MN	10,796	2,851	100.0%
Trinity at Plaza 16 - Minot, ND	24,795	9,702	100.0%
Wells Clinic - Hibbing, MN	18,810	2,661	100.0%
TOTAL HEALTHCARE	2,986,792	$497,997	96.0%

Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Occupancy as of April 30, 2015

INDUSTRIAL
Bloomington 2000 W 94th Street - Bloomington, MN	101,567	$7,447	100.0%
Lexington Commerce Center - Eagan, MN	90,260	6,782	100.0%
Minot IPS - Minot, ND	27,698	6,368	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
Roseville 3075 Long Lake Road - Roseville, MN	220,557	11,698	8.0%
Urbandale 3900 106th Street - Urbandale, IA	518,161	15,555	100.0%
Woodbury 1865 Woodlane - Woodbury, MN	69,600	5,620	100.0%
TOTAL INDUSTRIAL	1,222,918	$60,611	83.4%

2015 Annual Report 29

Index
Property Name and Location	Approximate Net Rentable Square Footage	(in thousands) Investment (initial cost plus improvements less impairment)	Occupancy as of April 30, 2015

RETAIL
17 South Main - Minot, ND	2,454	$287	100.0%
Arrowhead First International Bank - Minot, ND	3,702	1,306	100.0%
Burnsville 1 Strip Center - Burnsville, MN	8,526	1,181	100.0%
Champlin South Pond - Champlin, MN	26,020	3,650	75.6%
Chan West Village - Chanhassen, MN	137,572	21,779	99.2%
Dakota West Plaza - Minot , ND	16,921	615	94.1%
Duluth 4615 Grand - Duluth, MN	15,582	2,086	100.0%
Duluth Denfeld Retail - Duluth, MN	37,770	5,160	70.4%
Forest Lake Auto - Forest Lake, MN	6,836	509	0.0%
Forest Lake Westlake Center - Forest Lake, MN	100,570	9,497	69.9%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Grand Forks Medpark Mall - Grand Forks, ND	59,117	5,720	33.9%
Jamestown Buffalo Mall - Jamestown, ND	213,575	9,092	85.5%
Jamestown Business Center - Jamestown, ND	103,049	2,632	88.0%
Lakeville Strip Center - Lakeville, MN	9,488	2,143	100.0%
Minot Arrowhead - Minot, ND	81,594	8,869	100.0%
Minot Plaza - Minot, ND	11,003	658	100.0%
Minot Southgate Wells Fargo Bank - Minot, ND	4,998	3,186	100.0%
Monticello C Store - Monticello, MN	3,575	872	100.0%
Omaha Barnes & Noble - Omaha, NE	26,985	3,699	100.0%
Pine City C-Store - Pine City, MN	4,800	452	100.0%
Pine City Evergreen Square - Pine City, MN	63,225	4,134	47.1%
Rochester Maplewood Square - Rochester, MN	118,398	14,040	97.6%
St. Cloud Westgate - St. Cloud, MN	105,446	7,816	78.8%
TOTAL RETAIL	1,189,734	$111,929	83.3%
SUBTOTAL	9,477,782	$2,098,037

2015 Annual Report 30

Index
Property Name and Location		(in thousands) Investment (initial cost plus improvements less impairment)

UNIMPROVED LAND
Badger Hills - Rochester, MN		$1,050
Bismarck 4916 - Bismarck, ND		3,250
Bismarck 700 E Main - Bismarck, ND		879
Creekside Crossing - Bismarck, ND		4,286
Georgetown Square - Grand Chute, WI		1,860
Grand Forks - Grand Forks, ND		4,278
Isanti Unimproved - Isanti, MN		58
Legends at Heritage Place - Sartell, MN		537
Minot 1525 24th Ave SW - Minot, ND		1,262
Monticello - Monticello, MN		118
Monticello 7th Addition - Monticello, MN		1,734
Rapid City Unimproved- Rapid City, SD		1,376
Renaissance Heights - Williston, ND		3,810
River Falls - River Falls, WI		181
Spring Creek Fruitland - Fruitland, IA		339
TCA formerly Eagan - Eagan, MN		325
Urbandale - Urbandale, IA		114
Weston - Weston, WI		370
TOTAL UNIMPROVED LAND		$25,827

DEVELOPMENT IN PROGRESS
71 France - Edina, MN		$35,137
Cardinal Point - Grand Forks, ND		26,450
Chateau II - Minot, ND		13,129
Deer Ridge - Jamestown, ND		15,355
Edina 6565 France SMC III - Edina, MN		22,549
Minot Southgate Retail - Minot, ND		2,164
PrairieCare Medical - Brooklyn Park, MN		19,457
Renaissance Heights - Williston, ND		13,135
Other		6,618
TOTAL DEVELOPMENT IN PROGRESS		$153,994

TOTAL UNITS - RESIDENTIAL SEGMENT	11,844
TOTAL SQUARE FOOTAGE - COMMERCIAL SEGMENTS(2)	9,477,782
TOTAL REAL ESTATE		$2,277,858

(1)	Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.
(2)	Excludes properties classified as held for sale at April 30, 2015 (Thresher Square, 117,144 sq ft and Nebraska Orthopaedic Hospital, 61,758 sq ft).

2015 Annual Report 31

Index
Mortgages Payable and Line of Credit

As of April 30, 2015, individual first mortgage loans on the above properties totaled $968.0 million. Of the $974.8 million total of mortgage indebtedness on April 30, 2015, $70.0 million, or 7.2%, is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. As of April 30, 2015, the management of the Company believes there are no defaults or material compliance issues in regards to any of these mortgages payable other than one $122.6 million non-recourse loan by a Company subsidiary, for which we’ve received a default notice from the special servicer on April 14, 2015 due to nonpayment on April 6, 2015. Principal payments due on our mortgage indebtedness are as follows:

(in thousands)
Fiscal Year Ended April 30,	Mortgage Principal
2016	121,931
2017	202,612
2018	88,071
2019	130,875
2020	79,298
Thereafter	352,041
Total	$974,828

In addition to the individual first mortgage loans included in the Company’s $974.8 million of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit had, as of April 30, 2015, lending commitments of $90.0 million.  The facility has a maturity date of September 1, 2017, and is secured by mortgages on 15 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of April 30, 2015 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company; Town & Country Credit Union and Highland Bank. The line of credit has a current interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million, and as of April 30, 2015, the Company had borrowed $60.5 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2015, the Company believes it is in compliance with the facility covenants.

Future Minimum Lease Receipts

The future minimum lease receipts to be received under leases for commercial properties in place as of April 30, 2015, assuming that no options to renew or buy out the leases are exercised, are as follows:

(in thousands)
Fiscal Year Ended April 30,	Lease Payments
2016	112,320
2017	99,963
2018	84,455
2019	70,049
2020	52,576
Thereafter	130,313
Total	$549,676

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants, and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2015, we spent approximately $31.7 million on capital improvements, tenant improvements and other capital expenditures.

2015 Annual Report 32

Index
The following table shows total and weighted average per square foot/unit recurring and non-recurring capital expenditures (excluding capital expenditures recoverable from tenants and capital expenditures at properties sold or classified as held for sale during the period), and, for our same-store commercial segment properties, tenant improvements (excluding tenant-funded tenant improvements) and leasing costs for the three years ended April 30, 2015, 2014 and 2013. We define recurring capital expenditures as those made on a regular or recurring basis to maintain a property’s competitive position within its market, generally with a depreciable life of 5 to 12 years, but excluding (a) capital expenditures made in the year of acquisition and in subsequent periods until the property is classified as same-store (i.e., excluding capital expenditures on non-same-store properties), (b) improvements associated with the expansion or re-development of a building, (c) renovations to a building which change the underlying classification of the building (for example, from industrial to office or Class C office to Class A office) or (d) capital improvements that represent the addition of something new to a property, rather than the replacement of an existing item.  We believe that recurring capital expenditures is a useful measure of performance because it provides an indication of the expenses that we can expect to incur on an on-going basis. Non-recurring capital expenditures correspond to major capital expenditures for items such as roof replacements or items that result in something new being added to the property (for example, the addition of a new heating and air conditioning unit that is not replacing one previously there), generally with a depreciable life of 20 to 40 years, and include expenditures completed in the year of acquisition and in subsequent periods until the property is classified as same-store (i.e., including capital expenditures on non-same-store properties).

	(in thousands except per SF or Unit data)
	Years Ended April 30,
	2015		2014		2013
	Amount	Rate/SF or Unit	Amount	Rate/SF or Unit	Amount	Rate/SF or Unit
Office Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$0	0.00	$0	0.00
Non-recurring capital expenditures	$1,160	0.28	$1,813	0.38	$754	0.15
Tenant improvements at same-store properties	$4,884	1.20	$6,238	1.31	$6,154	1.22
Leasing costs at same-store properties	$1,510	0.37	$2,549	0.54	$3,411	0.67

Healthcare Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$691	0.24	$0	0.00	$49	0.02
Non-recurring capital expenditures	$821	0.28	$612	0.20	$356	0.12
Tenant improvements at same-store properties	$1,427	0.50	$3,235	1.11	$1,573	0.58
Leasing costs at same-store properties	$353	0.12	$518	0.18	$784	0.29

Industrial Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$0	0.00	$0	0.00
Non-recurring capital expenditures	$0	0.00	$127	0.10	$0	0.00
Tenant improvements at same-store properties	$173	0.17	$320	0.27	$777	0.26
Leasing costs at same-store properties	$40	0.04	$160	0.14	$658	0.22

Retail Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$0	0.00	$0	0.00	$0	0.00
Non-recurring capital expenditures	$927	0.78	$635	0.49	$678	0.48
Tenant improvements at same-store properties	$1,105	0.93	$144	0.11	$1,335	0.96
Leasing costs at same-store properties	$387	0.33	$570	0.44	$275	0.20

Multi-Family Residential Properties:

Recurring Capital Expenditures	$5,444	550	$4,956	589	$5,941	713
Non-Recurring Capital Expenditures	$9,663	815	$11,355	1,053	$6,737	655

2015 Annual Report 33

Index
Contracts or Options to Purchase

We have granted options to purchase certain of our properties to tenants in these properties, under lease agreements. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2015, 15 of our properties were subject to purchase options, and the total investment cost, plus improvements, of all such properties was $114.9 million with total gross rental revenues in fiscal year 2015 of $10.2 million. The tenant in our Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. We are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price and can give no assurance that the sale of the property pursuant to the purchase option will be completed.

Properties by State

The following table presents, as of April 30, 2015, the total amount of property owned, net of accumulated depreciation, by state of each of the five major segments of properties owned by us - multi-family residential, office, healthcare, industrial and retail:

	(in thousands)
State	Multi-Family Residential	Office	Healthcare	Industrial	Retail	All Segments	% of All Segments
Minnesota	$240,936	$204,300	$235,564	$26,161	$55,189	$762,150	46.2%
North Dakota	293,004	31,572	46,184	10,192	26,006	406,958	24.7%
Nebraska	90,332	54,693	3,453	0	2,189	150,667	9.1%
South Dakota	53,628	5,124	8,473	0	0	67,225	4.1%
Kansas	48,591	11,924	0	0	0	60,515	3.7%
Idaho	0	10,245	36,992	0	0	47,237	2.9%
Wyoming	0	0	41,710	0	0	41,710	2.5%
Montana	29,562	0	7,336	0	0	36,898	2.2%
Iowa	10,053	0	0	13,002	0	23,055	1.4%
Missouri	0	19,761	2,429	0	0	22,190	1.3%
Colorado	0	19,031	0	0	0	19,031	1.2%
Wisconsin	0	8,620	2,794	0	0	11,414	0.7%
Total	$766,106	$365,270	$384,935	$49,355	$83,384	$1,649,050	100.0%

Item 3.	Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

Item 4.	Mine Safety Disclosures

Not Applicable

2015 Annual Report 34

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Our common shares of beneficial interest trade on the New York Stock Exchange (“NYSE”) under the symbol “IRET.” The following table shows the high and low sales prices for our common shares for the periods indicated, as reported by the NYSE, and the distributions per common share and limited partnership unit declared with respect to each period. On June 1, 2015, the last reported sales price per share of our common shares on the NYSE was $7.24.

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2015
April 30, 2015	$8.31	$7.09	$0.1300
January 31, 2015	8.60	8.05	0.1300
October 31, 2014	8.59	7.49	0.1300
July 31, 2014	9.21	8.52	0.1300

Quarter Ended	High	Low	Distributions Declared (per share and unit)
Fiscal Year 2014
April 30, 2014	$9.06	$8.34	$0.1300
January 31, 2014	8.94	8.24	0.1300
October 31, 2013	9.03	8.05	0.1300
July 31, 2013	9.77	8.09	0.1300

It is our policy to pay quarterly distributions to our common shareholders and unitholders, at the discretion of our Board of Trustees, based on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deems relevant. Since July 1, 1971, we have paid quarterly cash distributions in the months of January, April, July and October.

Shareholders

As of June 1, 2015, we had 4,034 common shareholders of record, and 124,574,042 common shares of beneficial interest (plus 13,961,386 limited partnership units potentially convertible into 13,961,386 common shares) were outstanding.

Unregistered Sales of Shares

Sales of Unregistered Securities. During the fiscal years ended April 30, 2015, 2014 and 2013, respectively, we issued an aggregate of 471,800, 254,948 and 180,935 unregistered common shares to holders of limited partnership units of IRET Properties upon redemption and conversion of an aggregate of 471,800, 254,948 and 180,935 limited partnership units of IRET Properties on a one-for-one basis. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the resale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities. We did not repurchase any of our equity securities during fiscal year 2015.

2015 Annual Report 35

Index
Comparative Stock Performance

The information contained in this Comparative Stock Performance section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference into our future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2010 and ending April 30, 2015, the cumulative total returns for our common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT Equity REITs Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE, the American Stock Exchange and the NASDAQ Market.

The performance graph assumes that at the close of trading on April 30, 2010, the last trading day of fiscal year 2010, $100 was invested in our common shares and in each of the indexes.  The comparison assumes the reinvestment of all distributions.  Cumulative total shareholder returns for our common shares, the S&P 500 and the FTSE NAREIT Equity REITs Index are based on our fiscal year ending April 30.

Total Return Performance
225
200
175
150
125
100
75
50
Index Value
Investors Real Estate Trust
S&P 500
FTSE NAREIT Equity REITs
04/30/10
04/30/11
04/30/12
04/30/13
04/30/14
04/30/15

	FY10	FY11	FY12	FY13	FY14	FY15
Investors Real Estate Trust	100.00	116.44	95.79	137.32	130.87	114.68
S&P 500	100.00	117.22	122.79	143.54	172.87	195.31
FTSE NAREIT Equity REITs	100.00	122.25	134.25	160.49	161.89	183.56

Source:  SNL Financial LC

2015 Annual Report 36

Index

Item 6.	Selected Financial Data

Set forth below is selected financial data on a historical basis for the Company for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	2015	2014	2013	2012	2011
Consolidated Income Statement Data
Revenue	$283,190	$267,109	$248,058	$228,671	$224,773
Impairment of real estate investments in continuing and discontinued operations	$6,105	$44,426	$305	$428	$0
Gain on sale of discontinued operations and real estate and other investments	$6,093	$6,948	$6,885	$349	$19,365
Income (loss) from continuing operations	$28,684	$(23,390)	$20,677	$8,644	$4,679
Income from discontinued operations	$0	$6,450	$9,295	$1,062	$19,672
Net income (loss)	$28,684	$(16,940)	$29,972	$9,706	$24,351
Net (income) loss attributable to noncontrolling interests – Operating Partnership	$(1,526)	$4,676	$(3,633)	$(1,359)	$(4,449)
Net income (loss) attributable to Investors Real Estate Trust	$24,087	$(13,174)	$25,530	$8,212	$20,082
Consolidated Balance Sheet Data
Total real estate investments	$1,828,871	$1,699,216	$1,680,834	$1,557,108	$1,458,245
Total assets	$1,997,837	$1,869,221	$1,889,554	$1,714,367	$1,615,363
Mortgages payable	$974,828	$997,689	$1,049,206	$1,048,689	$993,803
Revolving lines of credit	$60,500	$22,500	$10,000	$39,000	$30,000
Total Investors Real Estate Trust shareholders’ equity	$652,110	$592,184	$612,787	$432,989	$411,690

Consolidated Per Common Share Data (basic and diluted)
Income (loss) from continuing operations - Investors Real Estate Trust	$.11	$(.28)	$.09	$.06	$.02
Income from discontinued operations - Investors Real Estate Trust	$.00	$.05	$.08	$.01	$.20
Net income (loss)	$.11	$(.23)	$.17	$.07	$.22
Distributions	$.52	$.52	$.52	$.56	$.69

CALENDAR YEAR	2014	2013	2012	2011	2010
Tax status of distributions
Capital gain	23.09%	3.09%	2.41%	37.48%	0.00%
Ordinary income	25.74%	28.41%	23.17%	18.04%	28.53%
Return of capital	51.17%	68.50%	74.42%	44.48%	71.47%

For the fiscal year ended April 30, 2015, IRET recognized approximately $10.9 million of net capital gain for federal income tax purposes. IRET designates the entire $10.9 million of net capital gain as capital gain dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information is provided in connection with, and should be read in conjunction with, the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2015.

2015 Annual Report 37

Index
Overview

We are a self-advised equity real estate investment trust, or REIT, engaged in owning and operating income-producing real properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota. Our commercial properties consist of office, healthcare, industrial and retail. Since January 2015, we have concentrated on multi-family residential and healthcare property acquisitions, and are exploring the potential sale of substantially all of our office and retail properties.

As of April 30, 2015, our real estate portfolio consisted of 100 multi-family residential properties containing 11,844 apartment units and having a total real estate investment amount net of accumulated depreciation of $766.1 million, and 149 commercial properties containing approximately 9.6 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $882.9 million.

Our primary source of income and cash is rents associated with multi-family residential and commercial leases.  Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is implemented by growing income-producing assets in desired geographical markets in real estate classes we believe will provide a consistent return on investment for our shareholders. We have paid quarterly distributions continuously since our first distribution in 1971.

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

The Company follows the real estate project costs guidance in ASC 970, Real Estate – General in accounting for the costs of development and re-development projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements (in the case of commercial properties) or upon issuance of a certificate of occupancy (in the case of multi-family residential properties). General and administrative costs are expensed as incurred.

2015 Annual Report 38

Index
Property sales or dispositions are recorded when title transfers and sufficient consideration is received by the Company and the Company has no significant continuing involvement with the property sold.

Real Estate Held For Sale.  Properties are classified as held for sale when they meet the necessary criteria, which include:  (a) management, having the authority to approve the action, commits to a plan to sell the asset and (b) the sale of the asset is probable and expected to be completed within one year.  The Company generally considers these criteria met when the transaction has been approved by our Board of Directors, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

Prior to February 1,  2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. Effective February 1, 2014 the Company adopted Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above.

Impairment.  The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group and legal and environmental concerns. If indicators exist, the Company compares the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Allowance for Doubtful Accounts. The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts (approximately $438,000 as of April 30, 2015) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. The Company also maintains an allowance for deferred rents receivable arising from the straight-lining of rents (approximately $718,000 as of April 30, 2015). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results this would impact reported results.

Revenue Recognition.  The Company has the following revenue sources and revenue recognition policies:

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

2015 Annual Report 39

Index
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

The Company has one TRS, acquired during the second quarter of fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates.  For fiscal year 2015, the Company estimates that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the fiscal years ended April 30, 2015 and 2014.  The Company’s TRS is the tenant in the Company’s Legends at Heritage Place senior housing facility.

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

Recent Accounting Pronouncements

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Fiscal 2015 Significant Events and Transactions

During fiscal year 2015, the Company has successfully completed the following significant transactions, including acquisition, development, disposition, and financing transactions, and experienced the following significant events:

Acquisitions, Dispositions, and Development Projects Placed in Service:

During fiscal year 2015, the Company added approximately 1,027 apartment units to its multi-family residential portfolio, through its acquisition of four multi-family residential properties and the placement in service of five multi-family residential development projects. The Company sold one multi-family residential property, with a total of 83 units, for a net addition to the Company’s multi-family residential portfolio in fiscal year 2015 of approximately 944 apartment units.

The Company also acquired a number of parcels of unimproved land in Minnesota and North Dakota for possible future development, for purchase prices totaling approximately $14.5 million, including the $4.7 million value of the land contributed by the Company’s joint venture partner in a development project in Minnesota.

During fiscal year 2015, in addition to its sale of one multi-family residential project, the Company sold 19 industrial, retail, office and unimproved properties in Minnesota, North Dakota, Wisconsin and Montana for sales prices totaling approximately $71.6 million.

Development Projects in Progress:

During fiscal year 2015, the Company began construction of its 57,479 square foot expansion project at its Edina 6565 property in Edina, Minnesota; 72,895 square foot PrairieCare Medical project in Brooklyn Park, Minnesota; 7,963 square foot Minot Southgate Retail project in Minot, North Dakota; 163-unit Deer Ridge apartment project in Jamestown, North Dakota; and 241-unit 71 France apartment project in Edina, Minnesota, which is owned by a joint venture in which the Company is an approximately 52.6% partner.

2015 Annual Report 40

Index
During fiscal year 2015 construction continued on the Company’s 251-unit Cardinal Point apartment project in Grand Forks, North Dakota and 288-unit Renaissance Heights I apartment project in Williston, North Dakota, which is owned by a joint venture in which the Company is an approximately 70.0% partner. The Company is also continuing to rebuild the two buildings at its Chateau apartments property that were destroyed by fire in December 2013.

Amendment to Credit Facility:

On October 29, 2014, the Company’s Operating Partnership entered into a First Amendment to Amended and Restated Loan Agreement with First International Bank & Trust as lead bank. Under this amendment, the commitment amount was increased from $72.0 million to $90.0 million initially, and may be increased up to $100.0 million upon meeting various conditions.

New Construction Loan:

On January 22, 2015, a joint venture entity in which the Company owns a 53% interest entered into a Construction Loan Agreement with a borrowing capacity of up to $50.75 million to construct a multi-family apartment facility with commercial retail space in Edina, Minnesota. The construction loan agreement has a maturity date of July 1, 2018, is interest-only until maturity, has a variable interest rate and includes a one year extension option. It is fully-recourse to and guaranteed by the Company’s Operating Partnership and IRET, Inc. The loan was placed with PNC Bank, NA as administrative agent for the lenders.

Non-Payment of Non-Recourse Loan

On April 14, 2015, the Company received a default notice regarding the $122.6 million non-recourse loan between a Company subsidiary as borrower and Citigroup Global Markets Realty Corp as lender due to a nonpayment on April 6, 2015. The aggregate estimated fair value of the assets securing this loan is less than the outstanding loan balance of $122.6 million. This loan matures in October 2016 and has an interest rate of 5.93%. The Company cannot predict the outcome of the discussions with the special servicer on this loan.

Update in Strategic Plan:

In January 2015, the Company announced an update of its strategic plan. The update includes exploring the potential sale of substantially all of its office and retail properties during the calendar year of 2015 and directing new investments primarily towards multi-family residential and healthcare properties.

Changes in Executive Officers and Board of Trustees:

On February 9, 2015, Mr. Thomas Wentz, Jr. resigned as Executive Vice President and Chief Operating Officer of the Company and from its Board of Trustees to pursue other opportunities.

On February 13, 2015, Diane K. Bryantt was promoted to Executive Vice President and Chief Operating Officer of the Company; Ted E. Holmes was promoted to Executive Vice President and Chief Financial Officer; Mark W. Reiling was promoted to Executive Vice President and Chief Investment Officer; and Nancy Andersen was promoted to Vice President and Principal Accounting Officer.

On February 25, 2015, Pamela J. Moret was appointed as a Trustee of the Company’s Board of Trustees.

Market Conditions and Outlook

The Company experienced improving trends in a majority of its apartment investments in fiscal year 2015.  Same-store revenues for the portfolio outpaced same-store expenses and occupancy reached our target 95% at fiscal year end on same store-assets. Same-store revenues in the segment increased 3.4% over the prior fiscal year primarily driven by an increase in scheduled rent in all of our markets ranging from a 0.4% increase in Topeka, KS to 5.4% in Bismarck, ND.  Demand was also strong for the 798 apartment units the Company placed in service during fiscal year 2015. However, the Company’s ability to maintain occupancy levels and raise rents remains dependent on continued healthy employment and wage growth. The Company has continued to observe considerable multi-family development activity in the Company’s markets, and as this new construction is completed and leased, the Company will experience increased competition for residents. However, based on information available to the Company, apartment developers in our markets are currently seeing increases in construction costs for potential new apartment developments, which may slow new developments in our markets.  The U.S. economic outlook through 2017 is forecasted to be good according to U.S. Bureau of Labor Statistics and Moody’s Analytics.  Businesses are adding jobs and for the first time in this phase of the economic cycle we are seeing meaningful wage growth.  There is an attitudinal shift also occurring toward renting by professional millennials and to lesser, although growing degree, by baby boomers.  These trends are beneficial to apartment owners.

2015 Annual Report 41

Index
The Company’s office segment, mostly concentrated in Minnesota, continued to be affected by a number of adverse macro conditions. Demand for office space is mixed, with space absorption in the Minneapolis market in particular concentrated in prime locations, and suburban office properties continuing to lag in terms of occupancy. Businesses appear to be maintaining their goal of increasing the density of their work spaces by placing more employees in less total square footage.  The demand is strongest for modern office buildings which are in short supply due the lack of new construction of this class of building.  The Company’s office buildings are mostly class B, which class has the greatest supply and only modest and selective demand. As a result, we have been unable to effectively compete for the limited number of tenant prospects in the market.  The Company continues to expect a slow and uneven recovery in its office segment.  Additionally, there is a movement by tenants to the urban cores to attract and retain the best workers.  Most of IRET’s office portfolio is suburban.

The Company’s healthcare segment consists of medical office properties and senior housing facilities. The medical office sector remains stable with high occupancy and modest rent increases.  The Company’s senior housing assets continue to benefit from the strengthening recovery in the housing market, as occupancy trends are closely aligned with the ability of seniors to sell their homes in anticipation of moving to a senior care facility.

Both the industrial and retail property markets continue to improve. The Company’s industrial properties are located primarily in the Minneapolis market, and all of these Minneapolis properties are 83.4% leased. The demand for bulk warehouse and manufacturing space in the Company’s markets is healthy, with rents generally rising.  The retail recovery is evident in regard to the Company’s Minneapolis-metro and grocery-anchored retail properties, which are performing well.  Locations outside the Minneapolis-metro area experience less demand, although improving.  There is little new construction in our markets, which bodes well going forward.

The Company is in process of selling substantially all of its commercial office and retail properties.  In an update to its strategic plan previously announced, the Company is narrowing its property focus.  Sale proceeds are intended to be used toward portfolio deleveraging and investments in multi-family residential and healthcare.

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

For the comparison of fiscal years 2015 and 2014, all or a portion of 39 properties were non-same-store, of which non-same-store properties 11 were redevelopment or in-service development properties. For the fiscal year 2015 to 2014 comparison, all or a portion of 29 properties were added to non-same-store and all or a portion of 14 properties were moved to same-store compared to the designations for the fiscal year 2014 to 2013 comparison. For the comparison of fiscal years 2014 and 2013, all or a portion of 24 properties were non-same-store, of which non-same-store properties 11 were redevelopment or in-service development properties.

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

2015 Annual Report 42

Index
RESULTS OF OPERATIONS

Consolidated Results of Operations

The discussion that follows is based on our consolidated results of operations for the fiscal years ended April 30, 2015, 2014 and 2013.

	(in thousands) Year Ended April 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Real estate rentals	$235,852	$219,921	$204,719	$15,931	7.2%	$15,202	7.4%
Tenant reimbursement	43,818	45,561	43,339	(1,743)	(3.8%)	2,222	5.1%
TRS senior housing revenue	3,520	1,627	0	1,893	116.4%	1,627	n/a
TOTAL REVENUE	283,190	267,109	248,058	16,081	6.0%	19,051	7.7%
Depreciation/amortization related to real estate investments	67,112	67,592	59,306	(480)	(0.7%)	8,286	14.0%
Utilities	20,881	21,864	18,792	(983)	(4.5%)	3,072	16.3%
Maintenance	30,924	31,158	28,340	(234)	(0.8%)	2,818	9.9%
Real estate taxes	33,945	32,982	32,182	963	2.9%	800	2.5%
Insurance	5,839	5,165	3,734	674	13.1%	1,431	38.3%
Property management expenses	18,502	16,961	15,003	1,541	9.1%	1,958	13.1%
Other property expenses	906	357	1,008	549	153.8%	(651)	(64.6%)
TRS senior housing expenses	2,997	1,331	0	1,666	125.2%	1,331	n/a
Administrative expenses	11,824	10,743	8,494	1,081	10.1%	2,249	26.5%
Other expenses	2,010	2,132	2,173	(122)	(5.7%)	(41)	(1.9%)
Amortization related to non-real estate investments	3,495	3,326	3,027	169	5.1%	299	9.9%
Impairment of real estate investments	6,105	42,566	0	(36,461)	(85.7%)	42,566	n/a
TOTAL EXPENSES	204,540	236,177	172,059	(31,637)	(13.4%)	64,118	37.3%
Gain on involuntary conversion	0	2,480	5,084	(2,480)	(100.0%)	(2,604)	(51.2%)
Operating income	78,650	33,412	81,083	45,238	135.4%	(47,671)	(58.8%)
Interest expense	(59,020)	(59,142)	(61,154)	122	(0.2%)	2,012	(3.3%)
Interest income	2,238	1,908	222	330	17.3%	1,686	759.5%
Other income	723	483	526	240	49.7%	(43)	(8.2%)
Income (loss) before income from sale of real estate and other investments and income from discontinued operations	22,591	(23,339)	20,677	45,930	(196.8%)	(44,016)	(212.9%)
Gain (loss) from sale of real estate and other investments	6,093	(51)	0	6,144	(12,047.1%)	(51)	n/a
Income (loss) from continuing operations	28,684	(23,390)	20,677	52,074	(222.6%)	(44,067)	(213.1%)
Income from discontinued operations	0	6,450	9,295	(6,450)	(100.0%)	(2,845)	(30.6%)
NET INCOME (LOSS)	28,684	(16,940)	29,972	45,624	(269.3%)	(46,912)	(156.5%)
Net loss (income) attributable to noncontrolling interests – Operating Partnership	(1,526)	4,676	(3,633)	(6,202)	(132.6%)	8,309	(228.7%)
Net income attributable to noncontrolling interests – consolidated real estate entities	(3,071)	(910)	(809)	(2,161)	237.5%	(101)	12.5%
Net income (loss) attributable to Investors Real Estate Trust	24,087	(13,174)	25,530	37,261	(282.8%)	(38,704)	(151.6%)
Dividends to preferred shareholders	(11,514)	(11,514)	(9,229)	0	0.0%	(2,285)	24.8%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$12,573	$(24,688)	$16,301	37,261	(150.9%)	(40,989)	(251.5%)

2015 Annual Report 43

Index
Revenues.  Total revenues increased by 6.0% to $283.2 million in fiscal year 2015, compared to $267.1 million in fiscal year 2014. Total revenues increased by 7.7% to $267.1 million in fiscal year 2014, compared to $248.1 million in fiscal year 2013. These increases were primarily attributable to the addition of new income-producing real estate properties.

For fiscal year 2015, the increase in revenue of $16.1 million resulted from:

(in thousands)
Rent fiscal year 2015 primarily from properties acquired and development projects placed in service in fiscal year 2015	$6,616
Rent in fiscal year 2015 primarily from properties acquired and development projects placed in service in fiscal year 2014 in excess of that received in fiscal year 2014 from the same properties	7,169
Increase in rent on same-store properties, excluding straight line rent(1)	4,790
Net change in straight line rent on same-store properties(1)	(2,333)
Decrease in rent from properties sold or classified as held for sale in fiscal years 2015 and 2014	(2,054)
TRS senior housing revenue in excess of that received in fiscal year 2014(2)	1,893
Increase in total revenue	$16,081

(1)	See analysis of NOI by segment on pages 50-55 of the MD&A for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.

For fiscal year 2014, the increase in revenue of $19.1 million resulted from:

(in thousands)
Rent primarily from properties acquired and development projects placed in service in fiscal year 2014	$4,488
Rent in Fiscal 2014 primarily from properties acquired and development projects placed in service in fiscal year 2013 in excess of that received in 2013 from the same properties	6,685
Increase in rent on same-store properties due primarily to increased rental revenue and tenant reimbursements in the office and healthcare segments and increased rental rates in the multi-family residential segment(1)	6,251
TRS senior housing revenue in excess of that received in fiscal year 2013(2)	1,627
Increase in total revenue	$19,051

(1)	See analysis of NOI by segment on pages 50-55 of the MD&A for additional information.

As illustrated above, the majority of the increase in our gross revenue for fiscal years 2015 and 2014 resulted from the addition of new income-producing real estate properties to our portfolio. Rental revenue from same-store properties increased by $2.5 million and $6.3 million in fiscal years 2015 and 2014, respectively.

Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments remained steady in fiscal year 2015 at $67.1 million compared to $67.6 million in fiscal year 2014.

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

Utilities.  Utilities decreased by 4.5% to $20.9 million in fiscal year 2015, compared to $21.9 million in fiscal year 2014. The addition of new income-producing real estate properties accounted for an increase of $401,000 while utilities as same-store properties decreased by $1.4 million.  The decrease in utilities at same-store properties was due to utility rate decreases and the effect of milder weather on heating costs.

Utilities increased by 16.3% to $21.9 million in fiscal year 2014, compared to $18.8 million in fiscal year 2013.  The addition on new income-producing real estate properties accounted for $984,000 of this increase.  Utilities at same-store properties increased by $2.1 million in fiscal year 2014 due to utility rate increases and the effect of colder weather on heating costs.

2015 Annual Report 44

Index
Maintenance.  Maintenance expenses decreased by 0.8% to $30.9 million in fiscal year 2015, compared to $31.2 million in fiscal year 2014.  Same-store properties accounted for a decrease of $511,000 primarily due to decreased snow removal costs.  The addition of new income-producing real estate properties accounted for an increase of $277,000 compared to the prior year.

Maintenance expenses increased by 9.9% to $31.2 million in fiscal year 2014, compared to $28.3 million in fiscal year 2013.  The addition of new income-producing real estate properties accounted for $1.4 million of this increase.  The balance of the increases was attributable to increased general maintenance items at same-store properties compared to the prior year.

Real Estate Taxes.  Real estate taxes increased by 2.9% to $33.9 million in fiscal year 2015 compared to $33.0 million in fiscal year 2014.  An increase of $136,000 was attributable to the addition of new income-producing real estate properties.  An increase of $827,000 was realized at same-store properties compared to the prior year primarily due to increased property valuations in our North Dakota markets.  A property tax relief credit was in effect in the State of North Dakota for both periods, but the higher property valuations more than offset the effect of the credit for fiscal year 2015.

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

Insurance.  Insurance expense increased by 13.1% to $5.8 million in fiscal year 2015 compared to $5.2 million in fiscal year 2014.  Approximately $341,000 of the increase was attributable to increased insurance premiums at same-store properties.  While premium rates at same-store properties decreased, total premium costs rose due to an increase in insured values compared to the prior year.  Deductibles paid on insurance claims at same-store properties increased by $46,000 when compared to the prior year and the addition of new income-producing real estate properties accounted for an increase of $287,000.

Insurance expense increased by 38.3% to $5.2 million in fiscal year 2014, compared to $3.7 million in fiscal year 2013. An increase in insurance premiums and the company’s self-insurance deductible accounted for $1.2 million of the increase while the balance of the increase was due to the addition of new income-producing real estate properties.

Property Management Expenses.  Property management expenses increased by 9.1% to $18.5 million in fiscal year 2015, compared to $17.0 million in fiscal year 2014.  An increase of $581,000 was attributable to internal property management expenses at same-store properties while the addition of new income-producing real estate properties accounted for an increase of $960,000.

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

Other Property Expenses.  Other property expense, consisting of bad debt provision expense, increased by 153.8% to approximately $906,000 in fiscal year 2015, compared to $357,000 in fiscal year 2014, due to an increase in estimated uncollectible accounts receivable.

Other property expense, consisting of bad debt provision expense, decreased by 64.6% to approximately $357,000 in fiscal year 2014, compared to $1.0 million of in fiscal year 2013, due to a decrease in estimated uncollectible accounts receivable.

2015 Annual Report 45

Index
TRS Senior Housing Expenses.  The Company has one TRS, acquired during the second quarter of fiscal year 2014, which is the tenant in the Company’s Legends at Heritage Place senior housing facility. Property management expenses for the Heritage Place property are paid by the TRS, as the tenant in the property, and revenue from the Heritage Place facility is shown as TRS senior housing revenue on the Consolidated Statements of Operations. TRS senior housing expense increased to $3.0 million in fiscal year 2015 compared to $1.3 million in fiscal year 2014, primarily due to the TRS only being in operation during the last two quarters of fiscal year 2014.

Administrative Expenses.  Administrative expenses increased by 10.1% to $11.8 million in fiscal year 2015, compared to $10.7 million in fiscal year 2014. This change was primarily due to an increase in share-based compensation expense.

Administrative expenses increased by 26.5% to $10.7 million in fiscal year 2014, compared to $7.9 million in fiscal year 2013. This change was primarily due to an increase of approximately $1.1 million in share-based compensation expense, an increase of approximately $740,000 in compensation expenses related to high labor costs in our energy-impacted markets and an increase of approximately $154,000 in health insurance costs as compared to the prior year.

Other Expenses.  Other expenses decreased 5.7% to $2.0 million in fiscal year 2015, compared to $2.1 million in fiscal year 2014. Other expenses decreased 1.9% to $2.1 million in fiscal year 2014, compared to $2.2 million in fiscal year 2013.

Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments increased 5.2% in fiscal year 2015 to $3.5 million, compared to $3.3 million in fiscal year 2014. Amortization related to non-real estate investments increased 9.9% in fiscal year 2014 to $3.3 million, compared to $3.0 million in fiscal year 2013, primarily due to the amortization of new leasing commissions.

Impairment of Real Estate Investments.  During fiscal year 2015, the Company incurred a loss of $6.1 million due to the impairment of four commercial properties and two parcels of unimproved land. During fiscal year 2014, the Company incurred a loss of $42.6 million in continuing operations due to the impairment of ten office properties and one industrial property. No impairments were incurred in continuing operations in fiscal year 2013. See Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information.

Gain on Involuntary Conversion.  No gains on involuntary conversion were recognized during fiscal year 2015. During fiscal years 2014 and 2013, the Company recognized gains on involuntary conversion of $2.5 million and $5.1 million, respectively. See Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information.

Interest Expense.  Components of interest expense in fiscal years 2015, 2014 and 2013 were as follows.

	(in thousands) Year Ended April 30			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Mortgage debt	$53,033	$56,087	$58,893	$(3,054)	(5.4%)	$(2,806)	(4.8%)
Line of credit	2,039	691	980	1,348	195.1%	(289)	(29.5%)
Other	3,948	2,364	1,281	1,584	67.0%	1,083	84.5%
Total interest expense	$59,020	$59,142	$61,154	$(122)	(0.2%)	$(2,012)	(3.3%)

Mortgage interest decreased by 5.4% to $53.0 million in fiscal year 2015, compared to $56.1 million in fiscal year 2014.  Mortgages on properties newly acquired in fiscal years 2015 and 2014 added approximately $231,000 to our mortgage interest expense in fiscal year 2015, while mortgage interest on same-store properties decreased $3.3 million compared to fiscal year 2014, primarily due to loan payoffs.

Mortgage interest decreased by 4.8% to $56.1 million in fiscal year 2014, compared to $58.9 million in fiscal year 2013.  Mortgages on properties newly acquired in fiscal years 2014 and 2013 added $1.2 million to our mortgage interest expense in fiscal year 2014, while mortgage interest on same-store properties decreased $4.0 million compared to fiscal year 2013, primarily due to loan payoffs.

Our overall weighted average mortgage interest rate was 5.16%, 5.37% and 5.55% as of April 30, 2015, 2014 and 2013, respectively, on total mortgages payable of $974.8 million, $997.7 million and $1.0 billion.

2015 Annual Report 46

Index
Interest expense on our line of credit increased by 195.1% to $2.0 million in fiscal year 2015, compared to approximately $691,000 in fiscal year 2014, primarily due to a higher average outstanding balance during fiscal year 2015 compared to the prior year. Interest expense on our line of credit decreased by 29.5% to approximately $691,000 in fiscal year 2014, compared to approximately $980,000 in fiscal year 2013, primarily due to a lower average outstanding balance during fiscal year 2014 compared to the prior year.

Other interest consists of interest on the Company’s construction loans, a financing liability, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased by 67.0% to $3.9 million in fiscal year 2015, compared to $2.4 million in fiscal year 2014, primarily due to interest on new construction loans net of capitalized interest, prepayment penalties and default interest. Other interest increased by 84.5% to $2.4 million in fiscal year 2014, compared to $1.3 million in fiscal year 2013, primarily due to interest on a new financing liability in fiscal year 2014

Interest Income and Other Income.  The Company recorded interest income in fiscal years 2015, 2014 and 2013 of approximately $2.2 million, $1.9 million and $222,000, respectively.  The increase in interest income from fiscal year 2013 to fiscal years 2014 and 2015 was primarily due to interest earned on a contract for deed that was in place for part of fiscal year 2014 and all of fiscal year 2015.

Other income consists of real estate tax appeal refunds and other miscellaneous income.  The Company earned other income in fiscal years 2015, 2014 and 2013 of approximately $723,000, $483,000 and $526,000, respectively. The increase in other income from fiscal year 2014 to fiscal year 2015 was primarily due to an increase in real estate tax appeal and other refunds.

Gain on Sale of Real Estate and Other Investments.  The Company recorded a gain on sale of real estate and other investments in continuing operations of $6.1 million in fiscal year 2015 and a loss of approximately $51,000 in fiscal year 2014.

Income from Discontinued Operations.  Prior to February 1,  2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. Effective February 1, 2014 the Company adopted ASU No. 2014-08. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above.

The Company reported no income from discontinued operations in fiscal year 2015. Income from discontinued operations in fiscal years 2014 and 2013 was $6.5 million and $9.3 million, respectively. The Company realized a gain on sale of discontinued operations for fiscal year 2014 of $7.0 million compared to $6.9 million in fiscal year 2013. See Note 12 of the Notes to Consolidated Financial Statements in this report for further information on discontinued operations.

Net Income.  Net income available to common shareholders for fiscal year 2015 was $12.6 million, compared to a net loss of $24.7 million and net income of $16.3 million in fiscal years 2014 and 2013, respectively.

2015 Annual Report 47

Index
Occupancy

Occupancy as of April 30, 2015 compared to April 30, 2014 increased in our multi-family residential and office segments, decreased in our healthcare and retail segments and remained stable in our industrial segment on a same-store basis. The 4.9% decrease in occupancy in our retail segment on a same-store basis was due to the expiration and nonrenewal of a lease for 37,849 square feet at Grand Forks MedPark Mall and the early termination of a lease for 22,394 square feet at St. Cloud Westgate. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties			All Properties
	As of April 30,			As of April 30,
Segments	2015	2014	2013	2015	2014	2013
Multi-Family Residential	94.7%	93.4%	95.3%	92.0%	93.0%	94.6%
Office	84.8%	84.0%	81.5%	83.2%	80.7%	80.8%
Healthcare	95.7%	96.2%	94.9%	95.8%	96.3%	94.7%
Industrial	100.0%	100.0%	95.7%	83.4%	87.8%	96.4%
Retail	83.3%	88.2%	86.9%	83.4%	87.4%	87.0%

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

The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for fiscal years 2015, 2014 and 2013.  For a reconciliation of net operating income of reportable segments to net income as reported, see Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K.

The tables also show net operating income by reportable operating segment on a same-store property and non-same-store property basis. Same-store properties are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy of 90% for multi-family residential properties and 85% for office, healthcare, industrial and retail properties.  This comparison allows the Company to evaluate the performance of existing properties and their contribution to net income. Management believes that measuring performance on a same-store property basis is useful to investors because it enables evaluation of how the Company’s properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store properties, since changes from one fiscal year to another in real estate revenue and expenses from non-same-store properties are due to the addition of those properties to the Company’s real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of the Company’s real estate portfolio.

2015 Annual Report 48

Index
All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in fiscal years 2015, 2014 and 2013.

	(in thousands, except percentages)
	Years Ended April 30
			2015 vs 2014				2014 vs 2013
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
All Segments

Real estate revenue
Same-store	$250,420	$247,963	$2,457	1.0%	$237,865	$231,614	$6,251	2.7%
Non-same-store(1)(2)	29,250	17,519	11,731	67.0%	27,617	16,444	11,173	67.9%
Total	$279,670	$265,482	$14,188	5.3%	$265,482	$248,058	$17,424	7.0%

Real estate expenses
Same-store	$100,387	$99,972	$415	0.4%	$97,442	$93,297	$4,145	4.4%
Non-same-store(1)(2)	10,610	8,515	2,095	24.6%	11,045	5,762	5,283	91.7%
Total	$110,997	$108,487	$2,510	2.3%	$108,487	$99,059	$9,428	9.5%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a	$0	$1,232	$(1,232)	(100.0%)
Non-same-store(1)(2)	0	2,480	(2,480)	(100.0)%	2,480	3,852	(1,372)	(35.6%)
Total	$0	$2,480	$(2,480)	(100.0)%	$2,480	$5,084	$(2,604)	(51.2%)

Net operating income
Same-store	$150,033	$147,991	$2,042	1.4%	$140,423	$139,549	$874	0.6%
Non-same-store(1)(2)	18,640	11,484	7,156	62.3%	19,052	14,534	4,518	31.1%
Total	$168,673	$159,475	$9,198	5.8%	$159,475	$154,083	$5,392	3.5%
TRS senior housing revenue	3,520	1,627			1,627	0
TRS senior housing expenses	(2,997)	(1,331)			(1,331)	0
Depreciation/amortization	(70,607)	(70,918)			(70,918)	(62,333)
Administrative expenses	(11,824)	(10,743)			(10,743)	(8,494)
Other expenses	(2,010)	(2,132)			(2,132)	(2,173)
Impairment of real estate investments	(6,105)	(42,566)			(42,566)	0
Interest expense	(59,020)	(59,142)			(59,142)	(61,154)
Interest and other income	2,961	2,391			2,391	748
Income (loss) before gain (loss) on sale of real estate and other investments and income from discontinued operations	22,591	(23,339)			(23,339)	20,677
Gain (loss) on sale of real estate and other investments	6,093	(51)			(51)	0
Income (loss) from continuing operations	28,684	(23,390)			(23,390)	20,677
Income from discontinued operations(3)	0	6,450			6,450	9,295
Net income (loss)	$28,684	$(16,940)			$(16,940)	$29,972

(1)	Non-same-store properties consist of the following properties for the comparative periods of fiscal years 2015 and 2014 (re-development and in-service development properties are listed in bold type):
Multi-Family Residential -
Arcata, Golden Valley, MN; Colonial Villa, Burnsville, MN; Commons at Southgate, Minot, ND; Cypress Court I and II, St. Cloud, MN;  Dakota Commons, Williston, ND; Homestead Garden, Rapid City, SD; Landing at Southgate, Minot, ND; Legacy Heights, Bismarck, ND; Northridge, Bismarck, ND; Pinecone Villas, Sartell, MN;  Red 20, Minneapolis, MN; Renaissance Heights, Williston, ND; River Ridge, Bismarck, ND; Silver Springs, Rapid City, SD and Southpoint, Grand Forks, ND.
Total number of units, 1,949.

Healthcare -	Spring Creek Fruitland, Fruitland, ID. Total rentable square footage, 39,500.

2015 Annual Report 49

Index
Industrial -	Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 220,557.
Retail -	Minot Southgate Wells Fargo Bank, Minot, ND. Total rentable square footage, 4,998.

Held for Sale -	Office -	Thresher Square, Minneapolis, MN. Total rentable square footage, 117,144.
Healthcare -	Nebraska Orthopaedic Hospital, Omaha, NE. Total rentable square footage, 61,758.
Total NOI for held for sale properties for the twelve months ended April 30, 2015 and 2014, respectively, $1,945 and $1,931.

Sold -	Multi-Family Residential -	Lancaster, St. Cloud, MN.
Office -
2030 Cliff Road, Eagan, MN; Burnsville Bluffs II, Burnsville, MN; Dewey Hill Business Center, Edina, MN; Northgate I, Maple Grove, MN; Northgate II, Maple Grove, MN; Plymouth I, Plymouth, MN; Plymouth II, Plymouth, MN; Plymouth III, Plymouth, MN; Plymouth IV-V, Plymouth, MN; Southeast Tech, Eagan, MN; Whitewater Plaza, Minnetonka, MN and Wirth Corporate Center, Golden Valley, MN.

Healthcare -	Jamestown Medical Office Building, Jamestown, ND.
Industrial -	Eagan 2785 & 2795 Hwy 55, Eagan, MN.
Retail -	Fargo Express Community, Fargo, ND; Kalispell Retail Center, Kalispell, MT and Weston Retail and Walgreens, Weston, WI.

Total NOI for sold properties for the twelve months ended April 30, 2015 and 2014, respectively, $3,724 and $3,904.

(2)	Non-same-store properties consist of the following properties for the comparative periods of fiscal years 2014 and 2013 (re-development and in-service development properties are listed in bold type):
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
Total number of units, 2,369.

Office -	Dewey Hill Business Center, Edina, MN. Total rentable square footage, 73,338.
Healthcare -	Jamestown Medical Office Building, Jamestown, ND; Legends at Heritage Place, Sartell, MN and Spring Creek Fruitland, Fruitland, ID. Total rentable square footage, 182,896.
Industrial -	Minot IPS, Minot, ND and Stone Container, Roseville, MN. Total rentable square footage, 45,448.
Retail -	Arrowhead First International Bank, Minot, ND. Total rentable square footage, 3,702.

(3)	Discontinued operations include gain on disposals and income from operations for:
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

An analysis of NOI by segment follows.

Multi-Family Residential

Real estate revenue from same-store properties in our multi-family residential segment increased by 3.4% or $3.2 million in the twelve months ended April 30, 2015 compared to the same period in the prior fiscal year.  The ability to raise rents, which was the result of continued levels of high occupancy, accounted for an increase of $2.7 million while an increase of $311,000 was attributable to increased occupancy.  Other fee items combined increased by $199,000.

Real estate expenses at same-store properties increased by 2.9% or $1.2 million in the twelve months ended April 30, 2015 compared to the same period in the prior fiscal year.  The primary factors were increased real estate taxes of $880,000, and increased insurance expenses of $476,000.  These increases were offset by a decrease in utilities expense of $580,000, while all other expenses combined increased by $463,000 when compared to the prior year.  The increase in real estate taxes was primarily attributable to increased property valuations in our North Dakota markets.  A property tax relief credit was in effect in the State of North Dakota both periods, but the higher property valuations more than offset the effect of the credit for fiscal year 2015.  Insurance premium rates at same-store properties decreased, but total insurance premium costs rose due to an increase in insured values compared to the prior fiscal year.  The decrease in utility costs was attributable to a decrease in utility rates and the effects of a milder weather on heating costs.

2015 Annual Report 50

Index
Real estate revenue from same-store properties in our multi-family residential segment increased by 2.7% or $2.1 million in the twelve months ended April 30, 2014 compared to the same period in the prior fiscal year. The continued levels of high occupancy allowed for rental rate increases of approximately $2.5 million. This increase in revenue was offset by an increase in vacancy loss of $394,000.

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

	(in thousands, except percentages)
	Years Ended April 30
			2015 vs 2014				2014 vs 2013
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Multi-Family Residential

Real estate revenue
Same-store	$99,072	$95,831	$3,241	3.4%	$77,447	$75,375	$2,072	2.7%
Non-same-store	19,454	6,228	13,226	212.4%	24,612	14,548	10,064	69.2%
Total	$118,526	$102,059	$16,467	16.1%	$102,059	$89,923	$12,136	13.5%

Real estate expenses
Same-store	$44,140	$42,901	$1,239	2.9%	$36,106	$33,142	$2,964	8.9%
Non-same-store	7,032	3,237	3,795	117.2%	10,032	5,081	4,951	97.4%
Total	$51,172	$46,138	$5,034	10.9%	$46,138	$38,223	$7,915	20.7%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a	$0	$0	$0	n/a
Non-same-store	0	2,480	(2,480)	(100.0)%	2,480	3,852	(1,372)	(35.6%)
Total	$0	$2,480	$(2,480)	(100.0)%	$2,480	$3,852	$(1,372)	(35.6%)

Net operating income
Same-store	$54,932	$52,930	$2,002	3.8%	$41,341	$42,233	$(892)	(2.1%)
Non-same-store	12,422	5,471	6,951	127.1%	17,060	13,319	3,741	28.1%
Total	$67,354	$58,401	$8,953	15.3%	$58,401	$55,552	$2,849	5.1%

Occupancy	2015	2014	2014	2013
Same-store	94.7%	93.4%	94.5%	95.3%
Non-same-store	78.6%	100.0%	87.6%	91.2%
Total	92.0%	93.0%	93.0%	94.6%

Number of Units	2015	2014	2014	2013
Same-store	9,895	9,896	8,410	8,410
Non-same-store	1,949	883	2,369	1,738
Total	11,844	10,779	10,779	10,148

2015 Annual Report 51

Index
Office

Real estate revenue from same-store properties in our office segment decreased by $1.4 million in the twelve months ended April 30, 2015 compared to the same period from the prior fiscal year.  The decrease in revenue was attributable to a decrease in the straight-line receivable of $1.4 million and a decrease in tenant reimbursements of $1.3 million which was primarily due to a decrease in recoverable operating expense.  These decreases were offset by an increase in rental revenues which was primarily due to decreased tenant rent concessions and increased occupancy.

Real estate expenses at same-store properties decreased by $561,000 in the twelve months ended April 30, 2015 compared to the same period from the prior fiscal year.  The primary factors were decreased utilities expense of $745,000 due to a decrease in utility rates and the effect of milder weather on heating costs and decreased maintenance costs of $529,000 which were due primarily to a decrease in snow removal costs.  These decreases were offset by an increase in the bad debt provision of $352,000 and an increase in all other expenses combined of $361,000.

Real estate revenue from same-store properties in our office segment increased by $1.5 million in the twelve months ended April 30, 2014 compared to the same period from the prior fiscal year. Tenant reimbursements increased by $1.0 million and vacancy loss decreased by $816,000.  These increases in revenue were offset by a decrease in other revenue items of $310,000. The increase in tenant reimbursements was due to an increase in occupancy and increased recoverable operating expenses.

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

	(in thousands, except percentages)
	Years Ended April 30
			2015 vs 2014				2014 vs 2013
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Office

Real estate revenue
Same-store	$69,990	$71,398	$(1,408)	(2.0)%	$77,202	$75,733	$1,469	1.9%
Non-same-store	4,988	6,042	(1,054)	(17.4)%	238	229	9	3.9%
Total	$74,978	$77,440	$(2,462)	(3.2)%	$77,440	$75,962	$1,478	1.9%

Real estate expenses
Same-store	$33,895	$34,456	$(561)	(1.6)%	$37,930	$37,011	$919	2.5%
Non-same-store	2,596	3,734	(1,138)	(30.5)%	260	256	4	1.6%
Total	$36,491	$38,190	$(1,699)	(4.4)%	$38,190	$37,267	$923	2.5%

Net operating income
Same-store	$36,095	$36,942	$(847)	(2.3)%	$39,272	$38,722	$550	1.4%
Non-same-store	2,392	2,308	84	3.6%	(22)	(27)	5	(18.5%)
Total	$38,487	$39,250	$(763)	(1.9)%	$39,250	$38,695	$555	1.4%

Occupancy	2015	2014	2014	2013
Same-store	84.8%	84.0%	81.4%	81.5%
Non-same-store	24.8%	62.9%	35.7%	35.7%
Total	83.2%	80.7%	80.7%	80.8%

Rentable Square Footage	2015	2014	2014	2013
Same-store	4,078,338	4,077,155	4,757,483	4,755,925
Non-same-store	117,144	753,666	73,338	73,338
Total	4,195,482	4,830,821	4,830,821	4,829,263

2015 Annual Report 52

Index
Healthcare

Real estate revenue from same-store properties in our healthcare segment increased by $656,000 in the twelve months ended April 30, 2015 compared to the same period in the prior fiscal year.  Percentage rent at our Edgewood Vista senior living facilities increased by $359,000 while all other real estate revenue items combined increased by $297,000.

Real estate expenses from same-store properties decreased by $2,000 in the twelve months ended April 30, 2015 when compared to the same period from the prior fiscal year.  The decrease in expenses was due to a decrease in utilities expense of $48,000 which resulted from a decrease in utility rates.  All other real estate expenses combined increased by $46,000.

Real estate revenue from same-store properties in our healthcare segment increased by $2.2 million in the twelve months ended April 30, 2014 compared to the same period from the prior fiscal year. The increase was due to an increase in tenant reimbursements of $999,000; an increase in real estate rental income of $438,000; an increase in percentage rent income of $399,000 at our Edgewood Vista assisted living portfolio and a decrease in vacancy of $402,000. The increase in tenant reimbursements was due to increased occupancy and an increase in recoverable operating expenses.

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

	(in thousands, except percentages)
	Years Ended April 30
			2015 vs 2014				2014 vs 2013
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$62,406	$61,750	$656	1.1%	$63,898	$61,661	$2,237	3.6%
Non-same-store	3,824	3,508	316	9.0%	1,360	314	1,046	333.1%
Total	$66,230	$65,258	$972	1.5%	$65,258	$61,975	$3,283	5.3%

Real estate expenses
Same-store	$16,556	$16,558	$(2)	(0.0)%	$16,799	$16,671	$128	0.8%
Non-same-store	620	569	51	9.0%	328	108	220	203.7%
Total	$17,176	$17,127	$49	0.3%	$17,127	$16,779	$348	2.1%

Net operating income
Same-store	$45,850	$45,192	$658	1.5%	$47,099	$44,990	$2,109	4.7%
Non-same-store	3,204	2,939	265	9.0%	1,032	206	826	401.0%
Total	$49,054	$48,131	$923	1.9%	$48,131	$45,196	$2,935	6.5%

Occupancy	2015	2014	2014	2013
Same-store	95.7%	96.2%	96.2%	94.9%
Non-same-store	100.0%	98.5%	98.0%	80.5%
Total	95.8%	96.3%	96.3%	94.7%

Rentable Square Footage	2015	2014	2014	2013
Same-store	2,849,118	2,849,236	2,910,994	2,910,800
Non-same-store	101,258	244,654	182,896	45,222
Total	2,950,376	3,093,890	3,093,890	2,956,022

2015 Annual Report 53

Index
Industrial

Real estate revenue from same-store properties in our industrial segment increased by $125,000 in the twelve months ended April 30, 2015 compared to the same period in the prior fiscal year.  Tenant reimbursements increased by $84,000 primarily due to increased occupancy while rental revenue increased by $41,000.

Real estate expenses from same-store properties decreased by $31,000 in the twelve months ended April 30, 2015 compared to the same period in the prior fiscal year.  The decrease was due to a decrease in real estate taxes of $59,000 while other real estate expenses combined increased by $28,000.

Real estate revenue from same-store properties in our industrial segment increased by 5.1% or $272,000 in the twelve months ended April 30, 2014 compared to the same period in the prior fiscal year. The increase was primarily due to increased occupancy of $152,000 and an increase in tenant reimbursements of $105,000. Other real estate rental revenue items increased by a combined $15,000. The increase in tenant reimbursements was attributable to increased occupancy and an increase in recoverable operating expenses.

Real estate expenses from same-store properties increased by $79,000 in the twelve months ended April 30, 2014 compared to the same period in the prior fiscal year. The increase was primarily due to an increase in insurance expenses of $62,000.  Utility, maintenance, real estate tax, property management and other property expenses increased by a combined $17,000.

	(in thousands, except percentages)
	Years Ended April 30
			2015 vs 2014				2014 vs 2013
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Industrial

Real estate revenue
Same-store	$6,304	$6,179	$125	2.0%	$5,630	$5,358	$272	5.1%
Non-same-store	187	715	(528)	(73.8)%	1,264	1,342	(78)	(5.8%)
Total	$6,491	$6,894	$(403)	(5.8)%	$6,894	$6,700	$194	2.9%

Real estate expenses
Same-store	$1,308	$1,339	$(31)	(2.3)%	$1,636	$1,557	$79	5.1%
Non-same-store	228	704	(476)	(67.6)%	407	314	93	29.6%
Total	$1,536	$2,043	$(507)	(24.8)%	$2,043	$1,871	$172	9.2%

Net operating income
Same-store	$4,996	$4,840	$156	3.2%	$3,994	$3,801	$193	5.1%
Non-same-store	(41)	11	(52)	(472.7)%	857	1,028	(171)	(16.6%)
Total	$4,955	$4,851	$104	2.1%	$4,851	$4,829	$22	0.5%

Occupancy	2015	2014	2014	2013
Same-store	100.0%	100.0%	87.3%	95.7%
Non-same-store	8.1%	31.3%	100.0%	100.0%
Total	83.4%	87.8%	87.8%	96.4%

Rentable Square Footage	2015	2014	2014	2013
Same-store	1,002,361	1,002,361	1,173,263	1,173,263
Non-same-store	220,557	216,350	45,448	256,770
Total	1,222,918	1,218,711	1,218,711	1,430,033

2015 Annual Report 54

Index
Retail

Real estate revenue from same-store properties in our retail segment decreased by $157,000 in the twelve months ended April 30, 2015 when compared to the same period in the prior fiscal year.  Tenant reimbursements decreased by $196,000 primarily due to a decrease in recoverable operating expenses while rental revenues increased by $39,000 compared to the prior year.

Real estate expenses from same-store properties decreased by $230,000 in the twelve months ended April 30, 2015 compared to the same period in the prior fiscal year.  The decrease was attributable to a decrease in maintenance expenses of $315,000 which resulted from a decrease in snow removal costs.  This decrease was offset by an increase in the bad debt provision of $96,000 while all other real estate expenses combined decreased by $11,000.

Real estate revenue from same-store properties in our retail segment increased by $201,000 in the twelve months ended April 30, 2014 compared to the same period of the prior fiscal year. Stable occupancy levels allowed for a slight increase in rental real estate revenue of $161,000.  Tenant reimbursements increased by $40,000 due to increased recoverable operating expenses.

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

	(in thousands, except percentages)
	Years Ended April 30
			2015 vs 2014				2014 vs 2013
	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Retail

Real estate revenue
Same-store	$12,648	$12,805	$(157)	(1.2)%	$13,688	$13,487	$201	1.5%
Non-same-store	797	1,026	(229)	(22.3)%	143	11	132	1200.0%
Total	$13,445	$13,831	$(386)	(2.8)%	$13,831	$13,498	$333	2.5%

Real estate expenses
Same-store	$4,488	$4,718	$(230)	(4.9)%	$4,971	$4,916	$55	1.1%
Non-same-store	134	271	(137)	(50.6)%	18	3	15	500.0%
Total	$4,622	$4,989	$(367)	(7.4)%	$4,989	$4,919	$70	1.4%

Gain on involuntary conversion
Same-store	$0	$0	$0	n/a	$0	$1,232	$(1,232)	(100.0%)
Non-same-store	0	0	0	n/a	0	0	0	n/a
Total	$0	$0	$0	n/a	$0	$1,232	$(1,232)	(100%)

Net operating income
Same-store	$8,160	$8,087	$73	0.9%	$8,717	$9,803	$(1,086)	(11.1%)
Non-same-store	663	755	(92)	(12.2)%	125	8	117	1462.5%
Total	$8,823	$8,842	$(19)	(0.2)%	$8,842	$9,811	$(969)	(9.9%)

Occupancy	2015	2014	2014	2013
Same-store	83.3%	88.2%	87.3%	86.9%
Non-same-store	100.0%	79.8%	100.0%	100.0%
Total	83.4%	87.4%	87.4%	87.0%

Rentable Square Footage	2015	2014	2014	2013
Same-store	1,184,736	1,181,632	1,304,620	1,304,460
Non-same-store	4,998	126,690	3,702	3,702
Total	1,189,734	1,308,322	1,308,322	1,308,162

2015 Annual Report 55

Index
Comparison of Results from Residential and Commercial Properties

The following table presents an analysis of the relative investment in (corresponding to “Property owned” on the balance sheet, i.e., cost), and net operating income of, our commercial and multi-family residential properties over the past three fiscal years:

	(in thousands, except percentages)
Fiscal Years Ended April 30	2015	%	2014	%	2013	%
Real Estate Investments – (cost before depreciation)
Multi-Family Residential	$946,520	45.1%	$753,731	37.7%	$659,696	32.4%
Office	480,980	22.9%	544,628	27.3%	613,775	30.2%
Healthcare	497,997	23.8%	525,028	26.3%	501,191	24.7%
Industrial	60,611	2.9%	55,375	2.8%	125,772	6.2%
Retail	111,929	5.3%	117,269	5.9%	132,536	6.5%
Total	$2,098,037	100.0%	$1,996,031	100.0%	$2,032,970	100.0%
Net Operating Income
Multi-Family Residential	$67,354	39.9%	$58,401	36.6%	$55,552	36.1%
Office	38,487	22.8%	39,250	24.6%	38,695	25.1%
Healthcare	49,054	29.1%	48,131	30.2%	45,196	29.3%
Industrial	4,955	3.0%	4,851	3.0%	4,829	3.1%
Retail	8,823	5.2%	8,842	5.6%	9,811	6.4%
Total	$168,673	100.0%	$159,475	100.0%	$154,083	100.0%

Analysis of Commercial Segments’ Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on April 30, 2015, for all commercial properties owned by us, measured by percentage of total commercial segments’ minimum rents as of April 1, 2015. Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 15.1% of our total commercial segments’ minimum rents as of April 1, 2015.

As of April 30, 2015, 56 of our 149 commercial properties, including all 20 of our Edgewood Vista properties, all 7 of our Idaho Spring Creek senior housing properties, and all 5 of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

We regularly monitor the relative credit risk of our significant tenants, including our triple net tenants. The metrics the Company uses to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates, and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates, that may change over time. Prior to signing a lease with a tenant, the Company generally assesses the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged (e.g., higher risk tenants will be charged higher rent). Over the course of a lease, the Company’s property management and asset management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit, receive tenant financial information for periodic review, or review publicly-available financial statements, in the case of public company tenants or non-profit entities, such as hospital systems, whose financial statements are required to be filed with state agencies. Through these means the Company monitors tenant credit quality.

2015 Annual Report 56

Index
Lessee	% of Total Commercial Segments Minimum Rents as of April 1, 2015
Affiliates of Edgewood Vista	15.1%
Fairview Health Services	4.0%
St. Luke’s Hospital of Duluth, Inc.	3.7%
Applied Underwriters	2.6%
HealthEast Care System	1.8%
Microsoft (NASDAQ: MSFT)	1.5%
Arcadis Corporate Services, Inc.	1.4%
Nebraska Orthopaedic Hospital	1.4%
State of Idaho Department of Health & Welfare	1.2%
Affiliates of Siemens USA	1.2%
All Others	66.1%
Total Monthly Commercial Rent as of April 1, 2015	100.0%

Commercial Leasing Activity

During fiscal year 2015, we executed new and renewal commercial leases for our same-store rental properties on 1,075,008 square feet. Despite our leasing efforts, occupancy in our same-store commercial portfolio decreased to 89.7% as of April 30, 2015, down from 90.1% as of April 30, 2014.

The total leasing activity for our same-store commercial rental properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels are as follows for the years ended April 30, 2015 and 2014 respectively.

					Total		Occupancy
	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Square Feet of Leases Executed(1)		Fiscal Year Ended April 30,
Segments	2015	2014	2015	2014	2015	2014	2015	2014
Office	168,007	356,024	421,006	311,836	589,013	667,860	84.8%	84.0%
Healthcare	21,153	37,628	109,661	40,967	130,814	78,595	95.7%	96.2%
Industrial	0	234,403	39,697	251,831	39,697	486,234	100.0%	100.0%
Retail	57,777	128,464	257,707	123,886	315,484	252,350	83.3%	88.2%
Total	246,937	756,519	828,071	728,520	1,075,008	1,485,039	89.7%	90.1%

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period.

New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store commercial rental properties during the years ended April 30, 2015 and 2014, respectively:

	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Office	168,007	356,024	4.7	4.2	$13.37	$13.42	$18.01	$13.30	$5.63	$4.33
Healthcare	21,153	37,628	5.4	4.9	17.57	21.58	31.58	49.71	5.81	6.88
Industrial	0	234,403	0.0	3.1	0.00	3.55	0.00	0.13	0.00	0.50
Retail	57,777	128,464	3.3	4.5	8.56	5.83	14.42	1.79	3.38	4.35
Total	246,937	756,519	4.4	4.3	$12.60	$9.48	$18.33	$9.08	$5.12	$3.27

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.
(2)	Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

2015 Annual Report 57

Index
Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments.  The decrease in the average effective rental rates of new leases executed in our healthcare segment in fiscal year 2015 when compared to new leases executed in the prior year is due to the signing of a 3,174 square foot lease for storage space at our St. Paul, Minnesota Ritchie Medical Plaza property for $3.78 per square foot.  Absent this transaction, the average effective rental rate for leases executed in our healthcare segment in fiscal year 2015 would have been $20.00 per square foot. The increase in the average effective rental rates of new leases executed in fiscal year 2015 in our retail segment when compared to new leases executed in the prior year is due to the signing of a new anchor tenant lease at our Jamestown Buffalo Mall property in fiscal year 2014. In June of 2013, we executed a ten year lease with an effective date of August 1, 2013 for 84,338 square feet with a new anchor tenant at an average effective rent of $2.75 per square foot. This space was vacated by the former anchor tenant, which was paying $1.70 per square foot at the time their lease expired on May 31, 2013. Absent this transaction, the average effective rental rate for leases executed in our retail segment in fiscal year 2014 would have been $11.72 per square foot. The increase in the average effective rental rate of new leases executed in the total commercial portfolio in fiscal year 2015 when compared to the prior year is primarily due to the Jamestown Buffalo Mall lease mentioned above and the fact that there were no industrial leases executed in fiscal year 2015.

Lease Renewals

The following table summarizes our lease renewal activity within our same-store commercial segments for the years ended April 30, 2015 and 2014, respectively (square feet data in thousands):

	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Office	421,006	311,836	72.6%	50.8%	2.8	3.4	9.6%	(2.6%)	$2.29	$4.82	$1.52	$3.39
Healthcare	109,661	40,967	73.2%	91.4%	5.8	3.3	(3.5%)	8.0%	10.87	8.51	1.56	0.94
Industrial	39,697	251,831	0.0%	45.6%	2.5	3.2	(2.1%)	7.5%	0.00	0.32	1.01	0.48
Retail	257,707	123,886	57.1%	40.2%	3.7	3.6	18.3%	8.9%	1.33	1.19	0.30	0.08
Total	828,071	728,520	67.7%	50.8%	3.6	3.4	8.0%	1.9%	$3.01	$2.85	$1.12	$1.68

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period.
(2)	Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. Beginning in the first quarter of fiscal year 2015, the category of renewed leases does not include leases that have become month-to-month leases; these month-to-month leases are considered lease amendments. Previous-period data has been revised to reflect this change.
(3)	Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

The decrease in the percentage of expiring leases renewed in fiscal year 2015 in our commercial industrial segment when compared to the prior fiscal year is due to the fact that there were no leases expiring in fiscal year 2015.  The increase in the weighted average growth in effective rents for the retail segment in fiscal year 2015 when compared to the prior fiscal year is due to a 47,150 square foot lease renewal executed at our Rochester, Minnesota Maplewood Square property and a 36,752 square foot lease renewal at our St. Cloud Westgate property.  The increase in the rental rate at our Rochester, Minnesota property was primarily due to the improved financial condition of the tenant which enabled IRET to renew the lease at fair market rental rates.  The lease renewal at our St. Cloud, Minnesota property contained a significant tenant improvement allowance negotiated by the tenant which enabled IRET to negotiate an increased rental rate as well.  Absent these two lease transactions, the weighted average growth rate in effective rents for the retail segment for fiscal year 2015 would have been 6.4%.

2015 Annual Report 58

Index
Lease Expirations

Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space.  The following table reflects the in-service portfolio lease expiration schedule of our consolidated commercial segments properties, including square footage and annualized base rent for expiring leases, as of April 30, 2015.

Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(3)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(2)	Percentage of Total Commercial Segments Annualized Base Rent
2016(1)	166	1,228,799	14.8%	$14,724,258	13.1%
2017	142	1,211,526	14.6%	19,243,120	17.1%
2018	101	724,033	8.7%	11,485,971	10.2%
2019	90	1,273,808	15.4%	17,987,792	16.0%
2020	61	675,357	8.2%	8,179,205	7.3%
2021	54	463,342	5.6%	6,832,314	6.1%
2022	49	1,408,667	17.0%	17,928,424	15.9%
2023	16	499,626	6.0%	2,533,159	2.3%
2024	42	384,820	4.7%	5,963,158	5.3%
2025	13	198,574	2.4%	2,847,879	2.5%
Thereafter	11	218,325	2.6%	4,701,895	4.2%
Totals	745	8,286,877	100.0%	$112,427,175	100.0%

(1)	Includes month-to-month leases. As of April 30, 2015 month-to-month leases accounted for 357,422 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of April 1, 2015, multiplied by 12.
(3)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 140,022 square feet of space occupied by IRET, of which 98,174 square feet is income producing real estate is operated within our TRS.

Because of the diverse property types of the Company’s commercial portfolio and the dispersed locations of a substantial portion of the portfolio’s properties in secondary and tertiary markets, information on current market rents is difficult to obtain, is highly subjective, and is often not directly comparable between properties. As a result, the Company believes that the increase or decrease in effective rent on its recent leases is the most objective and meaningful information available regarding rent trends and the relationship between rents on leases expiring in the near-term and current market rents across the Company’s markets. The Company believes that rents on its new and renewed leases generally approximate market rents.

2015 Annual Report 59

Index
Property Acquisitions

IRET Properties added approximately $56.3 million of real estate properties to its portfolio through property acquisitions during fiscal year 2015, compared to $43.6 million in fiscal year 2014. The fiscal year 2015 and 2014 acquisitions are detailed below.

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
		Total	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired	Acquisition Cost	Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
152 unit - Homestead Garden - Rapid City, SD(3)	2014-06-02	$15,000	$5,092	$0	$9,908	$655	$14,139	$206
52 unit - Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	0	2,261	215	3,006	59
68 unit - Northridge - Bismarck, ND	2014-09-12	8,500	8,400	100	0	884	7,516	100
119 unit – Legacy Heights - Bismarck, ND(4)	2015-03-19	15,000	14,300	700	0	1,207	13,742	51
		41,780	28,811	800	12,169	2,961	38,403	416

Unimproved Land
Creekside Crossing - Bismarck, ND	2014-05-22	4,269	4,269	0	0	4,269	0	0
PrairieCare Medical - Brooklyn Park, MN	2014-06-05	2,616	2,616	0	0	2,616	0	0
71 France Phase I - Edina, MN(5)	2014-06-12	1,413	0	0	1,413	1,413	0	0
Monticello 7th Addition - Monticello, MN	2014-10-09	1,660	1,660	0	0	1,660	0	0
71 France Phase II & III - Edina, MN(5)	2014-11-04	3,309	0	0	3,309	3,309	0	0
Minot 1525 24th Ave SW - Minot, ND	2014-12-23	1,250	1,250	0	0	1,250	0	0
		14,517	9,795	0	4,722	14,517	0	0

Total Property Acquisitions		$56,297	$38,606	$800	$16,891	$17,478	$38,403	$416

(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Consists of assumed debt (Homestead Garden I: $9.9 million, Silver Springs: $2.3 million) and value of land contributed by the joint venture partner (71 France: $4.7 million).
(3)	At acquisition the Company adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(4)	At acquisition, the purchase price included assets in development (land: $804,000, building: $7.8 million, escrow $1.3 million).
(5)	Land was contributed to a joint venture in which the Company has an approximately 52.6% interest. The joint venture is consolidated in IRET’s financial statements.

2015 Annual Report 60

Index
Fiscal 2014 (May 1, 2013 to April 30, 2014)

		(in thousands)
		Total	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired	Acquisition Cost	Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$6,200	$2,920	$3,280	$0	$287	$5,551	$362
96 unit - Southpoint - Grand Forks, ND	2013-09-05	10,600	10,400	200	0	576	9,893	131
24 unit - Pinecone Villas - Sartell, MN	2013-10-31	2,800	2,800	0	0	584	2,191	25
		19,600	16,120	3,480	0	1,447	17,635	518

Healthcare
98,174 sq ft Legends at Heritage Place - Sartell, MN	2013-10-31	11,863	11,863	0	0	970	10,511	382
39,500 sq ft Spring Creek Fruitland - Fruitland, ID	2014-02-05	7,050	7,050	0	0	550	6,500	0
		18,913	18,913	0	0	1,520	17,011	382

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	179	0	0	179	0	0
Jamestown Unimproved - Jamestown, ND	2013-08-09	700	700	0	0	700	0	0
Red 20 - Minneapolis, MN(3)	2013-08-20	1,900	0	0	1,900	1,900	0	0
Legends at Heritage Place - Sartell, MN	2013-10-31	537	537	0	0	537	0	0
Spring Creek Fruitland - Fruitland, ID	2014-01-21	335	335	0	0	335	0	0
Isanti Unimproved - Isanti, MN	2014-02-04	50	50	0	0	50	0	0
Rapid City Unimproved - Rapid City, SD	2014-03-25	1,366	1,366	0	0	1,366	0	0
		5,067	3,167	0	1,900	5,067	0	0

Total Property Acquisitions		$43,580	$38,200	$3,480	$1,900	$8,034	$34,646	$900

(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Consists of value of land contributed by the joint venture partner.
(3)	Land is owned by a joint venture in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET’s financial statements.

2015 Annual Report 61

Index
Development Projects Placed in Service

IRET Properties placed approximately $124.5 million of development projects in service during fiscal year 2015, compared to $53.5 million in fiscal year 2014. The fiscal year 2015 and 2014 development projects placed in service are detailed below.

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
44 unit - Dakota Commons - Williston, ND(2)	2014-07-15	$823	$9,596	$10,419
130 unit - Red 20 - Minneapolis, MN(3)	2014-11-21	1,900	26,412	28,312
233 unit - Commons at Southgate - Minot, ND(4)	2014-12-09	3,691	31,351	35,042
64 unit - Cypress Court II - St. Cloud, MN(5)	2015-01-01	447	6,320	6,767
165 unit - Arcata - Golden Valley, MN(6)	2015-01-01	2,088	29,640	31,728
		8,949	103,319	112,268
Industrial
202,807 sq ft Roseville 3075 Long Lake Road - Roseville, MN	2015-02-02	0	9,036	9,036

Retail
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND(7)	2014-11-10	992	2,193	3,185

Total Development Projects Placed in Service		$9,941	$114,548	$124,489

(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the Renaissance Heights project, which was partially placed in service during the fiscal year 2014 and the twelve months ended April 30, 2015.
(2)	Costs paid in prior fiscal years totaled $8.1 million. Additional costs paid in fiscal year 2015 totaled $2.3 million, for a total project cost at January 31, 2015 of $10.4 million.
(3)	Costs paid in prior fiscal years totaled $12.2 million. Additional costs paid in fiscal year 2015 totaled $16.1 million, for a total project cost at January 31, 2015 of $28.3 million. The project is owned by a joint venture entity in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET’s financial statements.
(4)	Costs paid in prior fiscal years totaled $26.5 million, respectively. Additional costs paid in fiscal year 2015 totaled $8.1 million, for a total project cost at January 31, 2015 of $34.6 million. The project is owned by a joint venture entity in which the Company has an approximately 52.9% interest. The joint venture is consolidated in IRET’s financial statements.
(5)	Costs paid in prior fiscal years totaled $1.2 million. Additional costs paid in fiscal year 2015 totaled $5.5 million, for a total project cost at January 31, 2015 of $6.6 million. The project is owned by a joint venture entity in which the Company has an approximately 86.1% interest. The joint venture is consolidated in IRET’s financial statements.
(6)	Costs paid in prior fiscal years totaled $11.3 million, respectively. Additional costs paid in fiscal year 2015 totaled $19.1 million, for a total project cost at January 31, 2015 of $30.4 million.
(7)	Costs paid in fiscal year 2015 totaled $3.2 million, including land acquired in fiscal year 2013.

2015 Annual Report 62

Index
Fiscal 2014 (May 1, 2013 to April 30, 2014)

		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
108 unit - Landing at Southgate - Minot, ND(2)	2013-09-04	$2,262	$12,864	$15,126
132 unit - Cypress Court - St. Cloud, MN(3)	2013-11-01	1,136	12,428	13,564
146 unit - River Ridge - Bismarck, ND(4)	2013-12-02	590	24,267	24,857

Total Development Projects Placed in Service		$3,988	$49,559	$53,547

(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 15 for additional information on the Renaissance Heights I project, which was partially placed in service during the three months ended April 30, 2014.
(2)	Costs paid in prior fiscal years totaled $6.3 million. Costs paid in fiscal year 2014 totaled $8.8 million for a total project cost at April 30, 2014 of $15.1 million. The project is owned by a joint venture entity in which the Company has an approximately 52.9% interest.
(3)	Costs paid in prior fiscal years totaled $5.8 million. Costs paid in fiscal year 2014 totaled $7.8 million for a total project cost at April 30, 2014 of $13.6 million. The project is owned by a joint venture entity in which the Company has an approximately 86.1% interest.
(4)	Costs paid in prior fiscal years totaled $10.1 million. Costs paid in fiscal year 2014 totaled $14.7 million for a total project cost at April 30, 2014 of $24.9 million.

2015 Annual Report 63

Index
Property Dispositions

During fiscal year 2015, the Company disposed of one multi-family residential property, twelve office properties, one healthcare property, one industrial property, three retail properties, and two unimproved properties for an aggregate sales price of $76.0 million, compared to dispositions totaling $80.9 million in fiscal year 2014. The fiscal year 2015 and 2014 dispositions are detailed below.

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
83 unit - Lancaster - St. Cloud, MN	2014-09-22	$4,451	$3,033	$1,418

Office
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100	3,124	(24)
74,568 sq ft Wirth Corporate Center - Golden Valley, MN	2014-08-29	4,525	4,695	(170)
79,297 sq ft Northgate I – Maple Grove, MN	2014-12-01	7,200	6,881	319
26,000 sq ft Northgate II - Maple Grove, MN	2015-03-02	2,725	1,727	998
45,019 sq ft Burnsville Bluffs II - Burnsville, MN	2015-03-25	1,245	2,245	(1,000)
26,186 sq ft Plymouth I - Plymouth, MN	2015-03-25	1,985	1,492	493
26,186 sq ft Plymouth II - Plymouth, MN	2015-03-25	1,625	1,356	269
26,186 sq ft Plymouth III - Plymouth, MN	2015-03-25	2,500	1,977	523
126,936 sq ft Plymouth IV & V - Plymouth, MN	2015-03-25	12,910	11,706	1,204
58,300 sq ft Southeast Tech Center - Eagan, MN	2015-03-25	3,300	4,196	(896)
61,138 sq ft Whitewater Plaza - Minnetonka, MN	2015-03-25	3,035	4,625	(1,590)
13,374 sq ft 2030 Cliff Road - Eagan, MN	2015-04-21	950	834	116
		45,100	44,858	242

Healthcare
45,222 sq ft Jamestown Medical Office Building - Jamestown, MN	2015-02-05	12,819	8,710	4,109

Industrial
198,600 sq ft Eagan 2785 & 2795 - Eagan, MN	2014-07-15	3,600	5,393	(1,793)

Retail
25,644 sq ft Weston Retail - Weston, WI	2014-07-28	n/a	1,176	(1,176)
52,000 sq ft Kalispell Retail - Kalispell, MT	2014-10-15	1,230	1,229	1
34,226 sq ft Fargo Express Center & SC Pad - Fargo, ND	2014-11-18	2,843	2,211	632
14,820 sq ft Weston Walgreens – Weston, WI	2015-02-27	5,177	2,152	3,025
		9,250	6,768	2,482
Unimproved Land
Kalispell Unimproved - Kalispell, MT	2014-10-15	670	670	0
Weston – Weston, WI	2015-02-17	158	158	0
		828	828	0

Total Property Dispositions		$76,048	$69,590	$6,458

2015 Annual Report 64

Index
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

Development and Re-Development Projects

The following tables provide additional detail, as of April 30, 2015 and 2014, on the Company’s in-service (completed) development and re-development projects, and development and re-development projects in progress. All of these projects are excluded from the same-store pool. The Company measures initial yield on its development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects listed below range from an estimated approximate 6.0% to an estimated approximate 14.0% initial yield. The higher initial returns are reflective of a project in Williston, North Dakota, a location which had been experiencing higher levels of economic growth due primarily to energy development.  The Company estimates that upon completion of the project, given the reduction in oil prices in the last year and resulting reduction in some demand for housing in this market, the actual initial yields will be more in-line with its yields on similar projects being achieved in the other markets in which we operate.

2015 Annual Report 65

Index
Projects Placed in Service in Fiscal Year 2015

				(in thousands)
Project Name and Location	Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of April 30, 2015(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	95.5%	$10,736	$10,419	$244,000	Q1 2015	Q1 2017
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	92.7%	37,201	35,042	159,661	Q3 2015	Q1 2017
Minot Southgate Wells Fargo Bank - Minot, ND	Retail	4,998 sq ft	100%	3,288	3,186	658	Q3 2015	Q1 2017
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	64 units	96.9%	7,028	6,767	109,813	Q3 2015	Q1 2017
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	20.0%	33,448	31,728	202,715	Q3 2015	Q1 2017
Red 20 - Minneapolis, MN(4)	Multi-Family Residential	130 units	75.4%	29,462	28,312	226,631	Q3 2015	Q1 2017
Roseville 3075 Long Lake Rd - Roseville, MN	Industrial	202,807	5.0%	13,915	9,036	69	Q4 2015	Q1 2017
				$135,078	$124,490

(1)	Excludes tenant improvements and leasing commissions.
(2)	The Company is currently an approximately 52.9% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)	The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity. The anticipated total cost includes approximately 10,625 square feet of retail space.

Projects in Progress at April 30, 2015

				(in thousands)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of April 30, 2015(1)	Anticipated Construction Completion
Chateau II - Minot, ND	Multi-Family Residential	72 units	13.9%	14,711	13,129	1Q 2016
Edina 6565 France SMC III - Edina, MN	Healthcare	57,479 sq ft	24.2%	36,752	22,549	1Q 2016
Minot Southgate Retail - Minot, ND	Retail	7,963 sq ft	0%	2,923	2,164	1Q 2016
Renaissance Heights - Williston, ND(2)	Multi-Family Residential	288 units	44.5%	62,362	59,087	1Q 2016
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	8.6%	24,519	15,355	2Q 2016
PrairieCare Medical - Brooklyn Park, MN	Healthcare	72,895 sq ft	100%	24,251	19,457	2Q 2016
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	18.3%	40,042	26,450	3Q 2016
71 France Phases I, II, & III - Edina, MN(3)	Multi-Family Residential	241 units	6.2%	73,290	35,137	1Q 2017

Other	n/a	n/a	n/a	n/a	6,618	n/a
				$278,850	$199,946

(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights - $46.0 million).
(2)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The project will be constructed in three phases by a joint venture entity in which the Company has an approximately 52.6% interest. The anticipated total cost amount given is the total cost to the joint venture entity. The anticipated total cost includes approximately 21,772 square feet of retail space.

2015 Annual Report 66

Index
Projects Placed in Service in Fiscal Year 2014

				(in thousands)
Project Name and Location	Segment	Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of April 30, 2014(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
Landing at Southgate - Minot, ND(2)	Multi-Family Residential	108 units	99.1%	$15,792	$15,126	$146,222	Q2 2014	Q1 2016
Cypress Court - St. Cloud, MN(3)	Multi-Family Residential	132 units	96.2%	14,322	13,564	108,500	Q3 2014	Q1 2016
River Ridge - Bismarck, ND	Multi-Family Residential	146 units	92.5%	25,863	25,008	177,144	Q3 2014	Q1 2016
				$55,977	$53,698

(1)	Excludes tenant improvements and leasing commissions.
(2)	The project is owned by a joint venture in which the Company has an approximately 52.9% interest.
(3)	The project is owned by a joint venture in which the Company has an approximately 86.1% interest.

Projects in Progress at April 30, 2014

				(in thousands)
Project Name and Location	Planned Segment	Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of April 30, 2014(1)	Anticipated Construction Completion
Dakota Commons - Williston, ND	Multi-Family Residential	44 units	0%	$10,736	$9,013	Q1 2015
Commons at Southgate - Minot, ND(2)	Multi-Family Residential	233 units	0%	37,201	28,065	Q2 2015
Cypress Court II – St. Cloud, MN(3)	Multi-Family Residential	66 units	0%	7,028	1,580	Q3 2015
Arcata - Golden Valley, MN	Multi-Family Residential	165 units	0%	33,448	13,018	Q3 2015
Red 20 - Minneapolis, MN(4)	Multi-Family Residential and Commercial	130 units and 10,625 sq ft	0%	29,462	13,980	Q3 2015
Renaissance Heights I - Williston, ND(5)	Multi-Family Residential	288 units	13.2%	62,362	39,017	Q4 2015
Chateau II - Minot, ND(6)	Multi-Family Residential	72 units	0%	14,711	2,098	Q4 2015
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	0%	40,042	6,829	Q1 2016
Other	n/a	n/a	n/a	n/a	2,496	n/a
				$234,990	$116,096

(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights I - $11.5 million).
(2)	The Company is an approximately 52.9% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The Company is an approximately 86.1% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(4)	The Company is an approximately 58.6% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(5)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(6)	On December 5, 2013, this development project was destroyed by fire. See Note 2 of the Notes to the Consolidated Financial Statements in this report for additional information.

2015 Annual Report 67

Index
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

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2015 was $86.6 million, compared to $79.9 million and $78.9 million for the fiscal years ended April 30, 2014 and 2013, respectively.

2015 Annual Report 68

Index
Reconciliation of Net Income Attributable to Investors Real Estate Trust to Funds From Operations

For the years ended April 30, 2015, 2014 and 2013:

	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2015				2014				2013
	Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)		Amount	Weighted Avg Shares and Units(2)	Per Share and Unit(3)

Net income (loss) attributable to Investors Real Estate Trust	$24,087		$		$(13,174)		$		$25,530		$
Less dividends to preferred shareholders	(11,514)				(11,514)				(9,229)
Net income (loss) available to common shareholders	12,573	118,004		0.11	(24,688)	105,331		(0.23)	16,301	93,344		0.17
Adjustments:
Noncontrolling interests – Operating Partnership	1,526	16,594			(4,676)	21,697			3,633	21,191
Depreciation and amortization(1)	70,450				71,830				65,542
Impairment of real estate	6,105				44,426				305
Gains on depreciable property sales attributable to Investors Real Estate Trust	(4,079)				(6,948)				(6,885)
Funds from operations applicable to common shares and Units	$86,575	134,598		$0.64	$79,944	127,028		$0.63	$78,896	114,535		$0.69

(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Consolidated Statements of Operations, totaling $70,607, $70,918 and $62,333 and depreciation/amortization from Discontinued Operations of $0, $1,010 and $3,416, less corporate-related depreciation and amortization on office equipment and other assets of $157, $98 and $207 for the fiscal year ended April 30, 2015, 2014 and 2013.
(2)	Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.
(3)	Net income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Cash Distributions

The following cash distributions were paid to our common shareholders and unitholders during fiscal years 2015, 2014 and 2013:

	Fiscal Years
Quarters	2015	2014	2013
First	$.1300	$.1300	$.1300
Second	.1300	.1300	.1300
Third	.1300	.1300	.1300
Fourth	.1300	.1300	.1300
	$.5200	$.5200	$.5200

The cash distributions remained the same in fiscal years 2015, 2014 and 2013.

Liquidity and Capital Resources

Overview

The Company’s principal liquidity demands are maintaining distributions to the holders of the Company’s common and preferred shares of beneficial interest and Units, capital improvements and repairs and maintenance to the Company’s properties, acquisition of additional properties, property development, tenant improvements and debt service and repayments.

2015 Annual Report 69

Index
The Company has historically met its short-term liquidity requirements through net cash flows provided by its operating activities, and, from time to time, through draws on its lines of credit. Management considers the Company’s ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on its line of credit to be adequate to meet all operating requirements and to make distributions to its shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings, and the Company believes it will have sufficient cash to meet its commitments over the next twelve months. However, the commercial real estate markets continue to experience challenges including reduced occupancies and rental rates as well as some restrictions on the availability of financing. In the event of deterioration in property operating results, or absent the Company’s ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, the Company may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations. Budgeted expenditures for ongoing maintenance and capital improvements and renovations at our properties are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings, and the Company believes it will have sufficient cash to meet its commitments over the next twelve months, including an estimated $22.6 million in capital expenditures (excluding capital expenditures recoverable from tenants and tenant improvements). For the fiscal year ended April 30, 2015, the Company paid distributions of $53.7 million in cash and $15.6 million in common shares pursuant to our DRIP to common shareholders and unitholders of the Operating Partnership, as compared to net cash provided by operating activities of $112.9 million and FFO of $86.6 million.

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

Sources and Uses of Cash

As of April 30, 2015, the Company, through its Operating Partnership as borrower, had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on September 1, 2017. The line of credit had, as of April 30, 2015, lending commitments of $90.0 million. Participants in this secured credit facility as of April 30, 2015 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company; Town & Country Credit Union; Highland Bank and United Bankers’ Bank. As of April 30, 2015, the Company had advanced $60.5 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $17.5 million. The interest rate on borrowings under the line of credit is the Wall Street Journal Prime Rate plus 1.25%, with a floor of 4.75% and a cap of 8.65% during the initial term of the line of credit. Interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time. The line of credit includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2015, 15 properties with a total cost of $136.1 million collateralized this line of credit. As of April 30, 2015, the Company believes it is in compliance with its covenants.

2015 Annual Report 70

Index
The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2015 the Company’s compensating balances totaled $14.3 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.1 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $3.6 million; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000; and Bremer Bank, Saint Paul, Minnesota, deposit of $1.3 million.

During the second quarter of fiscal year 2014, the Company and its Operating Partnership entered into an at-the-market, or ATM, sales agreement with Robert W. Baird & Co. Incorporated as sales agent, where the Company may from time to time sell the Company’s common shares of beneficial interest having an aggregate offering price of up to $75 million. The shares issuable under this agreement are registered with the SEC on our Registration Statement on Form S-3 (No. 333-189637), pursuant to a prospectus supplement dated August 30, 2013 to the prospectus dated June 27, 2013. The Company issued no common shares under this program during fiscal years 2015 and 2014.

During fiscal year 2015, credit markets continued to be stable, with credit availability relatively unconstrained and benchmark interest rates remaining at or near historic lows. Underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period, however, and we continue to find recourse security more frequently required, lower amounts of proceeds available, and lenders limiting the amount of financing available in an effort to manage capital allocations and credit risk.  While we continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness.  As we were in regard to fiscal year 2015, we remain cautious regarding our ability in fiscal year 2016 to rely on cash-out refinancing at levels we had achieved in recent years to provide funds for investment opportunities and other corporate purposes. Additionally, while to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to monitor the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties and their general capacity to lend given allocations set by the Federal Housing Finance Agency. We consider that one of the consequences of a modification in the agencies’ roles in recent years could potentially lead to a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. IRET has historically obtained a significant portion of its multi-family debt from Freddie Mac, and we continue to plan to refinance portions of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward could result in higher loan costs and/or more constricted availability of financing for us.

As of April 30, 2015, approximately 10.3%, or $10.1 million of our mortgage debt maturing in the next twelve months is placed on multi-family residential assets, and approximately 89.7%, or $87.9 million, is placed on properties in our four commercial segments. Mortgage debt maturing in the first two quarters of fiscal year 2016 totals approximately $44.0 million. Of this $44.0 million, the Company paid off $1.9 million on May 1, 2015. The Company expects to pay off an additional $16.8 million in the first two quarters of fiscal year 2016 and expects to refinance $25.3 million in the first two quarters of fiscal year 2016. The Company typically seeks to refinance its maturing mortgage debt, although under certain circumstances the Company may choose to repay the debt rather than refinance, depending on the loan amount outstanding, Company plans for the property securing the debt, interest rates and other loan terms available, and other factors specific to a particular property. Under present market conditions, the Company currently expects to be able to refinance its individual mortgage loans maturing in the next twelve months, should it choose to refinance rather than pay off some or all of these loans.  On April 14, 2015, the Company received a default notice regarding the $122.6 million non-recourse loan between a Company subsidiary as borrower and Citigroup Global Markets Realty Corp as lender due to a nonpayment on April 6, 2015. The aggregate estimated fair value of the assets securing this loan is less than the outstanding loan balance of $122.6 million. This loan matures in October 2016 and has an interest rate of 5.93%. The Company cannot predict the outcome of the discussions with the special servicer on this loan.

2015 Annual Report 71

Index
IRET during fiscal year 2015 acquired properties with an investment cost totaling $56.3 million.  In fiscal year 2015, IRET disposed of one multi-family residential property, twelve office properties, one healthcare property, one industrial property, three retail properties, and two unimproved properties for sales prices totaling approximately $76.0 million, compared to dispositions totaling $80.9 million in fiscal year 2014.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders and Unitholders of the Company an opportunity to invest their cash distributions in common shares of the Company, currently at a discount of 3% from the market price, and to purchase additional shares through voluntary cash contributions at market price. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company may issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. During fiscal year 2015, the Company issued approximately 926,000 shares at an average price of $8.64 per share pursuant to such waivers, for total net proceeds to the Company of $8.0 million. During fiscal year 2014, the Company issued 1.4 million shares at an average price of $8.88 per share pursuant to such waivers, for total net proceeds to the Company of $12.0 million. During fiscal year 2013, the Company issued approximately 755,000 shares at an average price of $7.94 per share pursuant to such waivers, for total net proceeds to the Company of $6.0 million. During fiscal year 2015, 8.1 million common shares with a total value of $64.9 were issued under the DRIP plan. During fiscal year 2014, 6.6 million common shares with a total value of $55.8 million were issued under the DRIP plan and 5.3 million common shares with a total value of $43.1 million were issued under the plan during fiscal year 2013.

The issuance of Units for property acquisitions continues to be a source of capital for the Company. During fiscal year 2015, approximately 89,000 Units, valued at issuance at approximately $800,000 were issued in connection with the Company’s acquisition of property. Approximately 361,000 units, valued at issuance at $3.5 million, and 1.6 million units, valued at issuance at $12.6 million, respectively, were issued in connection with property acquisitions during fiscal years 2014 and 2013.

As a result of the issuance of common shares pursuant to our shelf registration statement and DRIP, the Company’s equity capital increased during fiscal 2015 by $67.5 million. Additionally, the equity capital of the Company increased by approximately $800,000 as a result of contributions of real estate in exchange for Units, as summarized above, resulting in a total increase in equity capital of $68.3 million from these sources during fiscal year 2015. The Company’s equity capital increased by $59.4 million and $111.6 million in fiscal years 2014 and 2013, respectively, as a result of the issuance of common shares pursuant to our shelf registration statement and DRIP, net of fractional shares repurchased, and contributions of real estate in exchange for Units.

Cash and cash equivalents on April 30, 2015 totaled $49.0 million, compared to $47.3 million and $94.1 million on the same date in 2014 and 2013, respectively. Net cash provided by operating activities increased to $114.2 million in fiscal year 2015 from $92.5 million in fiscal year 2014 due primarily to an increase in net income. Net cash provided by operating activities increased to $92.5 million in fiscal year 2014 from $77.7 million in fiscal year 2013 due primarily to an increase in net income, exclusive of impairment of real estate investments.

Net cash used by investing activities increased to $176.4 million in fiscal year 2015, compared to $121.8 million in fiscal year 2014. Net cash provided by investing activities was $134.1 million in fiscal year 2013. The increase in net cash used by investing activities is fiscal year 2015 compared to fiscal year 2014 was due primarily to an increase in payments for development and re-development of real estate assets net of an increase in proceeds from sale of real estate and other investments and a decrease in proceeds from discontinued operations. The decrease in net cash used by investing activities in fiscal year 2014 compared to fiscal year 2013 was due primarily to an increase in proceeds from discontinued operations, net of an increase in payments for development and re-development of real estate assets. Net cash provided by financing activities was $65.2 million in fiscal year 2015, compared to $17.5 million net cash used by financing activities in fiscal year 2014, with the change due primarily to an increase in proceeds from mortgages payable and proceeds from construction debt. Net cash used by financing activities was $17.5 million in fiscal year 2014, compared to $110.6 million net cash provided by financing activities in fiscal year 2013, with the change due primarily to proceeds from a public offering of preferred shares in fiscal year 2013.

2015 Annual Report 72

Index
Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness was $974.8 million on April 30, 2015 and $997.7 million on April 30, 2014. Approximately 92.8% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits the Company’s exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of April 30, 2015, the weighted average rate of interest on the Company’s mortgage debt was 5.16% compared to 5.37% on April 30, 2014.

Construction Loan Indebtedness. Construction loan indebtedness was $136.2 million on April 30, 2015 and $63.1 million on April 30, 2014. As of April 30, 2015, the weighted average rate of interest on the Company’s construction loan indebtedness was 3.38%, compared to 3.08% on April 30, 2014.

Revolving lines of credit. As of April 30, 2015, the Company had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit had, as of April 30, 2015, lending commitments of $90.0 million.  The facility has a maturity date of September 1, 2017, and is secured by mortgages on 15 properties; under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of April 30, 2015 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company; Town & Country Credit Union; Highland Bank and United Bankers’ Bank. The line of credit has a current interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million, and as of April 30, 2015, the Company had borrowed $60.5 million. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2015, 15 properties with a total cost of $136.1 million collateralized this line of credit. As of April 30, 2015, the Company believes it is in compliance with the facility covenants.

Property Owned. Property owned increased to $2.1 billion at April 30, 2015, compared to $2.0 billion at April 30, 2014. Acquisitions, developments and improvements to existing properties in fiscal year 2014, partially offset by fiscal year 2015 dispositions, resulted in the net increase in property owned as of April 30, 2015 compared to April 30, 2014.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2015 totaled $49.0 million, compared to $47.3 million on April 30, 2014. The increase in cash on hand on April 30, 2015, as compared to April 30, 2014, was due primarily to proceeds from sale of real estate and proceeds from mortgage and construction debt net of acquisitions and development of property.

Other Investments. Other investments, consisting of bank certificates of deposit, was $329,000 on April 30, 2015, and April 30, 2014.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership decreased to 14.0 million units on April 30, 2015, compared to 21.1 million units on April 30, 2014. The decrease in units outstanding at April 30, 2015 as compared to April 30, 2014, resulted from the issuance of units in exchange for property, net of the conversion of units to shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on April 30, 2015 totaled 124.5 million, compared to 109.0 million common shares outstanding on April 30, 2014. This increase in common shares outstanding from April 30, 2014 to April 30, 2015 was due to the issuance of common shares in exchange for limited partnership interests of the Company’s Operating Partnership, conversion of units to commons shares and, issuance of common shares under the Company’s distribution reinvestment plan.

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

2015 Annual Report 73

Index
During fiscal year 2013, IRET issued 300,000 common shares at a weighted average price per share of $7.24 under its ATM equity program with BMO Capital Markets Corp. as sales agent, for net proceeds (before offering expenses but after underwriting discounts and commissions) of $2.1 million, used for general corporate purposes including the acquisition and development of investment properties. On April 1, 2013 the Company terminated this ATM equity program. During the second quarter of fiscal year 2014, the Company and its Operating Partnership entered into an ATM sales agreement with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which the Company may from time to time sell the Company’s common shares of beneficial interest having an aggregate offering price of up to $75 million. The shares issuable under this agreement are registered with the SEC on our Registration Statement on Form S-3 (No. 333-189637), pursuant to a prospectus supplement dated August 30, 2013 to the prospectus dated June 27, 2013. The Company issued no common shares under this program during fiscal year 2015 and 2014.

The Company issued approximately 8.1 million common shares pursuant to its Distribution Reinvestment and Share Purchase Plan during fiscal year 2015, for a total value of approximately $64.9 million. Conversions of 7.2 million Units to common shares during fiscal year 2015, for a total of approximately $41.3 million in IRET shareholders’ equity, also increased the Company’s common shares of beneficial interest outstanding during the twelve months ended April 30, 2015 compared to the twelve months ended April 30, 2014.

As of April 30, 2015, the Company had 1.15 million Series A preferred shares and 4.6 million Series B preferred shares outstanding.

Contractual Obligations and Other Commitments

The primary contractual obligations of the Company relate to its borrowings under its line of credit and mortgage notes payable. The Company’s line of credit matures in September 2017, and had $60.5 million in loans outstanding at April 30, 2015. The principal and interest payments on the mortgage notes payable for the years subsequent to April 30, 2015, are included in the table below as “Long-term debt.” Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2015. The “Other Debt” category consists primarily of principal and interest payments on construction loans.

As of April 30, 2015, the Company was a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $500,000 per year in rent under these leases, which have remaining terms ranging from 0.5 to 86 years, and expiration dates ranging from October 2015 to October 2100.

Purchase obligations of the Company represent those costs that the Company is contractually obligated to pay in the future. The Company’s significant purchase obligations as of April 30, 2015, which the Company expects to finance through debt and operating cash, are summarized in the following table. The significant components in the purchase obligation category are costs for construction and expansion projects and capital improvements at the Company’s properties. Service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, are not included in the table below, since these arrangements are generally based on current needs, are filled by our service providers within short time horizons, and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$1,171,949	$170,224	$361,524	$256,230	$383,971
Line of credit (principal and interest)(1)	$67,325	$2,690	$64,635	$0	$0
Other debt (principal and interest)	$147,214	$85,550	$11,776	$48,588	$1,300
Operating lease obligations	$23,038	$478	$898	$898	$20,764
Purchase obligations	$97,593	$93,593	$4,000	$0	$0
Total	$1,507,119	$352,535	$442,833	$305,716	$406,035

(1)	The future interest payments on the Company’s line of credit were estimated using the outstanding principal balance and interest rate in effect as of April 30, 2015.

2015 Annual Report 74

Index
Off-Balance-Sheet Arrangements

As of April 30, 2015, the Company had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 2, 2015, the Company’s Board of Trustees declared the following distributions:

Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	June 15, 2015	July 1, 2015
Preferred shares:
Series A	$0.5156	June 15, 2015	June 30, 2015
Series B	$0.4968	June 15, 2015	June 30, 2015

Pending Acquisition.  Subsequent to the end of fiscal year 2015, the Company signed a purchase agreement to acquire an approximately 28,000-square foot medical office property in Omaha, Nebraska for a purchase price of $6.5 million to be paid in cash.  This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that it will be completed on the terms currently expected or at all.

Completed Disposition.  On May 18, 2015, the Company sold Thresher Square, an office property in Minneapolis, Minnesota, for a sale price of $7.0 million.

Pending Dispositions.  On June 12, 2015, the Company signed an agreement to sell 34 office properties located in 8 states for a sale price of $250.0 million. Also on June 12, 2015, a joint venture in which the Company has a 51% interest signed an agreement to sell five office properties in Mendota Heights, Minnesota, for a sale price of $40.0 million. On June 25, 2015, the Company signed an agreement to sell 17 retail properties and one parcel of unimproved land located in Minnesota, North Dakota and Nebraska for a sale price of $81.5 million. These pending dispositions are part of the Company’s previously announced strategic plan to explore the sale of its office and retail portfolios and the sales are expected to be completed in the second or third quarter of fiscal year 2016. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently expected, or at all.

Commitment Increase to Credit Facility. Under the terms of the First Amendment to Amended and Restated Loan Agreement with First International Bank & Trust as lead bank, the commitment amount may be increased from $90.0 million up to $100.0 million upon meeting various conditions. Subsequent to the end of fiscal year 2015, the Company met such conditions, including providing additional collateral, and the total commitment amount was increased to $100.0 million.

2015 Annual Report 75

Index
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates.  Because approximately 92.8% of our mortgage debt, as of April 30, 2015 (97.9% and 97.5% as of April 30, 2014 and 2013, respectively), is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2015, we had the following amount of future principal and interest payments due on mortgages secured by our real estate.

	Future Principal Payments (in thousands, except percentages)
Long Term Debt	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed Rate	$120,628	$186,112	$56,150	$124,764	$65,166	$352,041	$904,861	$1,054,455
Average Fixed Interest Rate	5.12%	4.77%	5.11%	4.73%	4.71%
Variable Rate	$1,303	$16,500	$31,921	$6,111	$14,132	$0	$69,967	$69,967
Average Variable Interest Rate	2.87%	2.86%	2.93%	2.97%	3.61%
							$974,828	$1,124,422

	Future Interest Payments (in thousands)
Long Term Debt	2016	2017	2018	2019	2020	Thereafter	Total
Fixed Rate	$46,283	$37,376	$30,561	$25,617	$19,663	$31,930	$191,430
Variable Rate	2,010	1,947	957	588	189	0	5,691
							$197,121

As of April 30, 2015, the weighted-average interest rate on our fixed rate and variable rate loans was 5.34% and 2.87%, respectively. The weighted-average interest rate on all of our mortgage debt as of April 30, 2015 was 5.16%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $70.0 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $700,000.

Exposure to interest rate fluctuation risk on our $90.0 million secured line of credit is limited by a cap on the interest rate. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate plus 1.25%, with a floor of 4.75% and a cap of 8.65%; interest-only payments are due monthly based on the total amount of advances outstanding.  The line of credit may be prepaid at par at any time.  The line of credit matures in September 2017 and had an outstanding balance of $60.5 million at April 30, 2015.

Investments with Certain Financial Institutions. IRET has entered into a cash management arrangement with First Western Bank (the “Bank”) with respect to deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2015 and 2014, these amounts totaled $9.7 million and $14.4 million, respectively.

Deposits exceeding FDIC insurance. The Company is potentially exposed to off-balance-sheet risk in respect of cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

2015 Annual Report 76

Index
Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and related notes, together with the Report of the Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures:  As of April 30, 2015, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

2015 Annual Report 77

Index
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Investors Real Estate Trust (together with its consolidated subsidiaries, the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of April 30, 2015.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

As of April 30, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of April 30, 2015, was effective.

The Company’s internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions, acquisitions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the trustees of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the Company’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting as of April 30, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-3 of the Company’s consolidated financial statements contained in its Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015.

(The remainder of this page has been intentionally left blank.)

2015 Annual Report 78

Index
Item 9B.	Other Information

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.  Financial Statements

See the “Table of Contents” to our consolidated financial statements on page F-1 of this Annual Report on Form 10-K.

2.  Financial Statement Schedules

See the “Table of Contents” to our consolidated financial statements on page F-1 of this Annual Report on Form 10-K.

The following financial statement schedules should be read in conjunction with the financial statements referenced in Part II, Item 8 of this Annual Report on Form 10-K: Schedule III Real Estate and Accumulated Depreciation

3.  Exhibits

See the Exhibit Index set forth in part (b) below.

(b)	The Exhibit Index below lists the exhibits to this Annual Report on Form 10-K. We will furnish a printed copy of any exhibit listed below to any security holder who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1.
Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust
adopted on September 23, 2003, as amended on September 18, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on June 30, 2014).

3.2
Third Restated Trustees’ Regulations (Bylaws) dated May 16, 2007, as amended June 26, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2013).

2015 Annual Report 79

Index
3.3
Agreement of Limited Partnership of IRET Properties dated January 31, 1997 (incorporated herein by reference to Exhibit 3(II) to the Company’s Registration Statement on Form S-11 filed with the Commission on February 18, 1997).

10.1**
2008 Incentive Award Plan of Investors Real Estate Trust and IRET Properties dated September 16, 2008 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on August 1, 2008).

10.2**	Short-Term Incentive Program dated May 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).

10.3**	Long-Term Incentive Program dated May 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).

10.4
Loan Agreement dated August 12, 2010 by and among IRET Properties, as borrower, the financial institutions party thereto as lenders, and First International Bank & Trust as lender and lead bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 18, 2010).

10.5
Third Amendment to Loan Agreement dated June 15, 2012 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2012).

10.6
Fifth Amendment to Loan Agreement dated August 9, 2013 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission August 14, 2013).

10.7
Amended and Restated Loan Agreement dated November 20, 2013 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2013).

10.8
First Amendment to Amended and Restated Loan Agreement dated October 29, 2014 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2014).

10.9
Construction and Term Loan Agreement dated March 15, 2013 by and between IRET-WRH 1, LLC, as borrower, the lending institutions party thereto as lenders, and First International Bank & Trust, as a lender, Administrative Agent and Collateral Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2013).

10.10
Construction Loan Agreement dated January 22, 2015 by and between IRET-71 France, LLC, as borrower, the lending institutions party thereto as lenders, PNC Bank, NA, as Administrative Agent, and PNC Capital Markets, LLC, as Lead Arranger (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2015).

10.11
Sales Agreement dated August 30, 2013 by and between the Company, IRET Properties and Robert W. Baird & Co. Incorporated (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2013).

12.1*	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

21.1*	Subsidiaries of Investors Real Estate Trust

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of President and Chief Executive Officer

31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer

2015 Annual Report 80

Index
32.1*	Section 906 Certification of the President and Chief Executive Officer

32.2	Section 906 Certification of the Executive Vice President and Chief Financial Officer

101
The following materials from our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.

*	Filed herewith

**	Indicates management compensatory plan, contract or arrangement.

2015 Annual Report 81

Index
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2015	Investors Real Estate Trust

	By:	/s/ Timothy P. Mihalick
Timothy P. Mihalick
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	June 29, 2015

/s/ John D. Stewart
John D. Stewart	Trustee & Vice Chairman	June 29, 2015

/s/ Timothy P. Mihalick
Timothy P. Mihalick	President & Chief Executive Officer (Principal Executive Officer); Trustee	June 29, 2015

/s/ Ted E. Holmes
Ted E. Holmes	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	June 29, 2015

/s/ Nancy B. Andersen
Nancy B. Andersen	Vice President & Principal Accounting Officer (Principal Accounting Officer)	June 29, 2015

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee	June 29, 2015

/s/ Linda J. Hall
Linda J. Hall	Trustee	June 29, 2015

/s/ Terrance P. Maxwell
Terrance P. Maxwell	Trustee	June 29, 2015

/s/ Pamela J. Moret
Pamela J. Moret	Trustee	June 29, 2015

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee	June 29, 2015

/s/ Jeffrey K. Woodbury
Jeffrey K. Woodbury	Trustee	June 29, 2015

2015 Annual Report 82

Index

INVESTORS REAL ESTATE TRUST
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF April 30, 2015 AND 2014,
AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,
EQUITY AND CASH FLOWS FOR EACH OF
THE FISCAL YEARS IN THE THREE YEARS ENDED April 30, 2015.

ADDITIONAL INFORMATION
FOR THE YEAR ENDED
April 30, 2015

and

REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

1400 31st Avenue SW, Suite 60
Post Office Box 1988
Minot, ND 58702-1988
701-837-4738
fax: 701-838-7785
info@iret.com
www.iret.com

2015 Annual Report

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2015 Annual Report F-1

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Investors Real Estate Trust

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2015.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2015, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2015, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 29, 2015

2015 Annual Report F-2

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders of
Investors Real Estate Trust

We have audited the internal control over financial reporting of Investor Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of April 30, 2015, based on criteria established in the 2013  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2015, and our report dated June 29, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
June 29, 2015

2015 Annual Report F-3

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	April 30, 2015	April 30, 2014
ASSETS
Real estate investments
Property owned	$2,098,037	$1,996,031
Less accumulated depreciation	(448,987)	(424,288)
	1,649,050	1,571,743
Development in progress	153,994	104,609
Unimproved land	25,827	22,864
Total real estate investments	1,828,871	1,699,216
Real estate held for sale	22,912	2,951
Cash and cash equivalents	48,970	47,267
Other investments	329	329
Receivable arising from straight-lining of rents, net of allowance of $718 and $796, respectively	26,211	27,096
Accounts receivable, net of allowance of $438 and $248, respectively	3,675	10,206
Real estate deposits	2,489	145
Prepaid and other assets	3,907	4,639
Intangible assets, net of accumulated amortization of $26,576 and $24,071, respectively	27,267	32,639
Tax, insurance, and other escrow	11,249	20,880
Property and equipment, net of accumulated depreciation of $1,464 and $2,041, respectively	1,542	1,681
Goodwill	1,911	1,100
Deferred charges and leasing costs, net of accumulated amortization of $21,340 and $21,068, respectively	18,504	21,072
TOTAL ASSETS	$1,997,837	$1,869,221
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$71,072	$59,105
Revolving line of credit	60,500	22,500
Mortgages payable	974,828	997,689
Construction debt and other	144,115	63,178
TOTAL LIABILITIES	1,250,515	1,142,472
COMMITMENTS AND CONTINGENCIES (NOTE 15)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,368	6,203
EQUITY
Investors Real Estate Trust shareholders’ equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2015 and April 30, 2014, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at April 30, 2015 and April 30, 2014, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 124,455,624 shares issued and outstanding at April 30, 2015, and 109,019,341 shares issued and outstanding at April 30, 2014)	951,868	843,268
Accumulated distributions in excess of net income	(438,432)	(389,758)
Total Investors Real Estate Trust shareholders’ equity	652,110	592,184
Noncontrolling interests – Operating Partnership (13,999,725 units at April 30, 2015 and 21,093,445 units at April 30, 2014)	58,325	105,724
Noncontrolling interests – consolidated real estate entities	30,519	22,638
Total equity	740,954	720,546
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,997,837	$1,869,221

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2015 Annual Report F-4

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Years Ended April 30,
	2015	2014	2013
REVENUE
Real estate rentals	$235,852	$219,921	$204,719
Tenant reimbursement	43,818	45,561	43,339
TRS senior housing revenue	3,520	1,627	0
TOTAL REVENUE	283,190	267,109	248,058
EXPENSES
Depreciation/amortization related to real estate investments	67,112	67,592	59,306
Utilities	20,881	21,864	18,792
Maintenance	30,924	31,158	28,340
Real estate taxes	33,945	32,982	32,182
Insurance	5,839	5,165	3,734
Property management expenses	18,502	16,961	15,003
Other property expenses	906	357	1,008
TRS senior housing expenses	2,997	1,331	0
Administrative expenses	11,824	10,743	8,494
Other expenses	2,010	2,132	2,173
Amortization related to non-real estate investments	3,495	3,326	3,027
Impairment of real estate investments	6,105	42,566	0
TOTAL EXPENSES	204,540	236,177	172,059
Gain on involuntary conversion	0	2,480	5,084
Operating income	78,650	33,412	81,083
Interest expense	(59,020)	(59,142)	(61,154)
Interest income	2,238	1,908	222
Other income	723	483	526
Income (loss) before gain (loss) on sale of real estate and other investments and income from discontinued operations	22,591	(23,339)	20,677
Gain (loss) on sale of real estate and other investments	6,093	(51)	0
Income (loss) from continuing operations	28,684	(23,390)	20,677
Income from discontinued operations	0	6,450	9,295
NET INCOME (LOSS)	28,684	(16,940)	29,972
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,526)	4,676	(3,633)
Net income attributable to noncontrolling interests – consolidated real estate entities	(3,071)	(910)	(809)
Net income (loss) attributable to Investors Real Estate Trust	24,087	(13,174)	25,530
Dividends to preferred shareholders	(11,514)	(11,514)	(9,229)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$12,573	$(24,688)	$16,301
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.11	$(.28)	$.09
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.05	.08
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$.11	$(.23)	$.17

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2015 Annual Report F-5

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
BALANCE APRIL 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$142,657	$755,444
Net income attributable to Investors Real Estate Trust and noncontrolling interests					(13,174)	(4,033)	(17,207)
Distributions - common shares and units					(54,729)	(11,283)	(66,012)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(9,142)		(9,142)
Distribution reinvestment and share purchase plan			6,615	55,793			55,793
Shares issued and share-based compensation			13	112			112
Partnership units issued						3,480	3,480
Redemption of units for common shares			903	4,353		(4,353)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						3,895	3,895
Other				(1,444)		(2,001)	(3,445)
BALANCE APRIL 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
Net income attributable to Investors Real Estate Trust and noncontrolling interests					24,087	4,432	28,519
Distributions - common shares and units					(61,247)	(8,607)	(69,854)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(9,142)		(9,142)
Distribution reinvestment and share purchase plan			8,102	64,856			64,856
Shares issued and share-based compensation			151	2,626			2,626
Partnership units issued						800	800
Redemption of units for common shares			7,183	41,264		(41,264)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						8,909	8,909
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(3,926)	(3,926)
Other				(146)		138	(8)
BALANCE APRIL 30, 2015	5,750	$138,674	124,455	$951, 868	$(438,432)	$88,844	$740,954

2015 Annual Report F-6

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
BALANCE APRIL 30, 2012	1,150	$27,317	89,474	$684,049	$(278,377)	$132,274	$565,263
Net income attributable to Investors Real Estate Trust and noncontrolling interests					25,530	4,437	29,967
Distributions - common shares and units					(48,265)	(10,985)	(59,250)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(6,857)		(6,857)
Distribution reinvestment and share purchase plan			5,290	43,123			43,123
Shares issued and share-based compensation			6,409	55,846			55,846
Series B preferred shares issued	4,600	111,357					111,357
Partnership units issued						12,632	12,632
Redemption of units for common shares			317	1,551		(1,551)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						6,483	6,483
Other			(2)	(115)		(633)	(748)
BALANCE APRIL 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$142,657	$755,444

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2015 Annual Report F-7

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Years Ended April 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,684	$(16,940)	$29,972
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,078	73,723	67,559
Gain on sale of real estate, land, other investments and discontinued operations	(6,093)	(6,948)	(6,885)
Gain on involuntary conversion	0	(2,480)	(5,084)
Impairment of real estate investments	6,105	44,426	305
Share-based compensation expense	2,215	0	0
Bad debt expense	967	434	665
Changes in other assets and liabilities:
Increase in receivable arising from straight-lining of rents	(64)	(2,293)	(2,733)
Decrease in accounts receivable	4,058	1,880	689
Increase in prepaid and other assets	(150)	(555)	(693)
Decrease (increase) in tax, insurance and other escrow	1,445	(1,046)	(325)
Increase in deferred charges and leasing costs	(2,300)	(4,708)	(5,946)
Increase in accounts payable, accrued expenses and other liabilities	7,234	7,021	194
Net cash provided by operating activities	114,179	92,514	77,718
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	1,168	991	2,037
Payments for real estate deposits	(3,512)	(940)	(1,970)
Decrease in other investments	0	314	0
Decrease in lender holdbacks for improvements	10,738	3,780	1,891
Increase in lender holdbacks for improvements	(1,204)	(11,045)	(2,466)
Proceeds from sale of discontinued operations	0	78,879	20,009
Proceeds from sale of real estate and other investments	73,835	682	95
Insurance proceeds received	2,678	2,491	6,211
Payments for acquisitions of real estate assets	(38,704)	(38,283)	(76,020)
Payments for development and re-development of real estate assets	(189,091)	(123,744)	(57,649)
Payments for improvements of real estate assets	(32,315)	(34,959)	(26,280)
Net cash used by investing activities	(176,407)	(121,834)	(134,142)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	90,749	50,333	85,230
Principal payments on mortgages payable	(127,622)	(101,867)	(104,976)
Proceeds from revolving lines of credit and other debt	55,000	12,500	20,500
Principal payments on revolving lines of credit and other debt	(17,000)	0	(49,500)
Proceeds from construction debt	93,643	55,199	23,762
Principal payments on construction debt	(12,685)	(17,443)	(5,911)
Proceeds from financing liability	0	7,900	0
Proceeds from sale of common shares, net of issue costs	0	0	55,433
Proceeds from sale of common shares under distribution reinvestment and share purchase program	48,701	41,194	30,707
Proceeds from underwritten Public Offering of Preferred Shares – Series B, net of offering costs	0	0	111,357
Proceeds from noncontrolling partner – consolidated real estate entities	2,284	994	0
Payments for acquisition of noncontrolling interests – consolidated real estate entities	0	(2,505)	0
Distributions paid to common shareholders, net of reinvestment of $15,519, $13,965 and $11,802, respectively	(45,728)	(40,764)	(36,463)
Distributions paid to preferred shareholders	(11,514)	(11,514)	(8,467)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $636, $634 and $614, respectively	(7,971)	(10,649)	(10,371)
Distributions paid to noncontrolling interests – consolidated real estate entities	(3,926)	(924)	(733)
Net cash provided (used) by financing activities	63,931	(17,546)	110,568
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,703	(46,866)	54,144
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	47,267	94,133	39,989
CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,970	$47,267	$94,133

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2015 Annual Report F-8

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
	Years Ended April 30,
	2015	2014	2013
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan	$15,519	$13,965	$11,802
Operating partnership distribution reinvestment plan	636	634	614
Operating partnership units converted to shares	41,264	4,353	1,551
Real estate assets acquired through the issuance of operating partnership units	800	3,480	12,632
Real estate assets acquired through assumption of indebtedness and accrued costs	12,169	0	12,500
Mortgages included in real estate dispositions	0	0	5,887
Increase (decrease) to accounts payable included within real estate investments	5,116	1,767	2,502
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	6,624	2,901	12,415
Involuntary conversion of assets due to flood and fire damage	0	7,052	107
Construction debt reclassified to mortgages payable	0	0	13,650
Forfeiture of note payable in conjunction with sale of property	0	600	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $4,903, $2,855 and $742, respectively	$51,283	$54,071	$60,357

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2015 Annual Report F-9

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2015, 2014, and 2013

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family residential and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. REITs are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the years ended April 30, 2015 and 2014. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of April 30, 2015, IRET owned 100 multi-family residential properties with approximately 11,844 apartment units and 149 commercial properties, consisting of office, healthcare, industrial and retail properties, totaling approximately 9.6 million net rentable square feet. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

The accompanying consolidated financial statements include the accounts of IRET and its general partnership interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 89.9% and 83.8%, respectively, as of April 30, 2015 and 2014, which includes 100% of the general partnership interest. The limited partners have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the option of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or for cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). Some limited partners have contractually agreed to a holding period of greater than one year.

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a controlling interest. These entities are consolidated into IRET’s other operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership and income and expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The Company does not expect adoption of this update to have a material impact on the Company’s operating results or financial position.

2015 Annual Report F-10

Index
NOTE 2 • continued

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with variable interest entities, and (iv) provide a scope exception for certain entities.  The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company does not expect adoption of this update to have a material impact on the Company’s operating results or financial position.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company does not expect adoption of this update to have a material impact on the Company’s operating results or financial position.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Under ASU 2015-05, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The Company does not expect adoption of this update to have a material impact on the Company’s operating results or financial position.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. On the Consolidated Statements of Operations, the Company reclassified advisory and trustee services to administrative expenses and also reclassified TRS senior housing revenue and TRS senior housing expenses from other income to TRS senior housing revenue and TRS senior housing expenses, respectively.

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

2015 Annual Report F-11

Index
NOTE 2 • continued

Acquired above- and below-market lease values are recorded as the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which includes fixed rate renewal options for below-market leases if it is determined probable the tenant will execute a bargain renewal option.

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

During fiscal year 2015, the Company incurred a non-cash loss of $6.1 million due to impairment of four commercial properties and two parcels of unimproved land. The Company recognized impairments of $2.1 million on a retail property in Kalispell, Montana, approximately $183,000 on an office property in Golden Valley, Minnesota, $1.8 million on an office property in Minneapolis, Minnesota, $1.4 million on an office property in Boise, Idaho, approximately $98,000 on unimproved land in Eagan, Minnesota, and approximately $442,000 on unimproved land in Weston, Wisconsin. These properties were written-down to estimated fair value during fiscal year 2015 based on receipt of individual market offers to purchase and the Company’s intent to dispose of the properties or, in the case of the Boise and Weston properties, an independent appraisal. The Kalispell and Golden Valley properties were sold in the second quarter of fiscal year 2015. The Minneapolis property is classified as held for sale at April 30, 2015.

2015 Annual Report F-12

Index
NOTE 2 • continued

During fiscal year 2014, the Company incurred a non-cash loss of $44.4 million due to impairment of 15 properties, of which $1.9 million is reflected in discontinued operations. See Note 12 for additional information on discontinued operations. The Company recognized impairments of approximately $864,000 on an industrial property in St. Louis Park, Minnesota; $329,000 on an office property in Bloomington, Minnesota; $265,000 on a retail property in Anoka, Minnesota; $402,000 on an industrial property in Clive, Iowa and $4.8 million on an industrial property in Roseville, Minnesota. These properties were written-down to estimated fair value based on receipt of individual market offers to purchase and the Company’s intent to dispose of the properties or, in the case of the Roseville, Minnesota property, a commitment to dispose of a significant portion of the property due to planned redevelopment. The approximately $835,000 impairment of the Company’s Edina, Minnesota, office property was based on receipt of a market offer to purchase and the Company’s intent to dispose of the property (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2014). This property was classified as held for sale at April 30, 2014. An impairment loss of $2.1 million was recognized during fiscal year 2014 for the Company’s Golden Valley, Minnesota, office property based on receipt of a market offer to purchase and the Company’s intent to dispose of the property (a purchase agreement was signed by the Company in the first quarter of fiscal year 2015).

The Company recognized in the fourth quarter of fiscal year 2014 a $34.9 million impairment loss on eight office properties located in four states. These properties are part of a portfolio of nine office properties securing a $122.6 million non-recourse CMBS loan with a maturity date of October 6, 2016.  Due to concerns over the borrower’s ability to refinance the portfolio at loan maturity, the Company revised its assumptions regarding the holding period of these properties. The Company commissioned a third-party appraisal of the properties, the result of which indicated a fair value of the portfolio below net book value, and, accordingly, an impairment loss was recorded for the difference. Because the loan amount significantly exceeded the Company’s estimate of the fair value of this nine-property portfolio, the Company initiated discussions with the special servicer to discuss various alternatives with regard to the loan. On April 14, 2015, the Company received a default notice regarding the $122.6 million non-recourse loan between a Company subsidiary as borrower and Citigroup Global Markets Realty Corp as lender due to a nonpayment on April 6, 2015. The Company cannot predict the outcome of the discussions with the special servicer on this loan.

During fiscal year 2013, the Company incurred a loss of approximately $305,000 due to impairment of one property. The impairment of the Company’s Eagan, Minnesota, retail property was based on receipt of a market offer to purchase and the Company’s intent to dispose of the property (a purchase agreement was signed by the Company in the fourth quarter of fiscal year 2013). The impairment charge for fiscal year 2013 is reported in discontinued operations. See Note 12 for additional information.

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

Properties are classified as held for sale when they meet the necessary criteria, which include:  (a) management, having the authority to approve the action, commits to a plan to sell the asset and (b) the sale of the asset is probable and expected to be completed within one year.  The Company generally considers these criteria met when the transaction has been approved by our Board of Directors, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year. One office property and one medical property were classified as held for sale at April 30, 2015, with assets of $22.9 million and liabilities of $138.8 million. An office property was classified as held for sale at April 30, 2014.

2015 Annual Report F-13

Index
NOTE 2 • continued

Prior to February 1, 2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. Effective February 1, 2014 the Company adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

As a result of the adoption of ASU 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill.  The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease).  In the twelve months ended April 30, 2015 and 2014, respectively, the Company added approximately $416,000 and $900,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the twelve months ended April 30, 2015 and 2014 are 0.5 years and 0.7 years, respectively.  Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book value as of April 30, 2015 and 2014 was $1.9 million and $1.1 million, respectively. The annual reviews of goodwill compared the fair value of the reporting units that have been assigned goodwill to their carrying value (investment cost less accumulated depreciation), with the results for these periods indicating no impairment. In fiscal year 2015, the Company recognized approximately $852,000 of goodwill from the acquisition of the Homestead Garden residential property and disposed of one residential property and two commercial properties to which goodwill had been assigned, and as a result, approximately $40,000 of goodwill was derecognized. In fiscal years 2014 and 2013, the Company disposed of property that had goodwill assigned, and as a result, approximately $7,000 and $14,000, respectively, of goodwill was derecognized.

PROPERTY AND EQUIPMENT

Property and equipment consists of the equipment contained at IRET’s headquarters in Minot, North Dakota, corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices located in the states where we own properties. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2015 and 2014, property and equipment cost was $3.0 million and $3.7 million, respectively. Accumulated depreciation was $1.5 million and $2.0 million as of April 30, 2015 and 2014, respectively.

2015 Annual Report F-14

Index
NOTE 2 • continued

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

COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2015 the Company’s compensating balances totaled $14.3 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.1 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $3.6 million; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000; Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000; and Bremer Bank, Saint Paul, Minnesota, deposit of $1.3 million. The deposit at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Consolidated Balance Sheets. The certificates of deposit have remaining terms of six months and two years and the Company intends to hold them to maturity.

The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds for the payment of construction costs or tenant improvements. The decrease of $10.7 million in lender holdbacks for improvements reflected in the Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2015 is due primarily to the release of loan proceeds to the Company upon completion of these construction milestones and tenant improvement projects, while the increase of $1.2 million represents additional amounts retained by lenders for new projects.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts for fiscal years ended April 30, 2015, 2014 and 2013 is as follows:

	(in thousands)
	2015	2014	2013
Balance at beginning of year	$1,044	$1,393	$1,363
Provision	967	434	665
Write-off	(855)	(783)	(635)
Balance at close of year	$1,156	$1,044	$1,393

TAX, INSURANCE, AND OTHER ESCROW

Tax, insurance, and other escrow includes funds deposited with a lender for payment of real estate tax and insurance, and reserves for funds to be used for replacement of structural elements and mechanical equipment of certain projects. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.

2015 Annual Report F-15

Index
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

INCOME TAXES

IRET operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended.  Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the fiscal years ended April 30, 2015, 2014 and 2013, the Company distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits; accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.  Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income.  In general, however, if the Company qualifies as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).

The Company has one TRS, acquired during the second quarter of fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates.  For fiscal year 2015, the Company estimates that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the fiscal years ended April 30, 2015 and 2014.  The Company’s TRS is the tenant in the Company’s Legends at Heritage Place senior housing facility.

IRET conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership. UPREIT status allows IRET to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.

Distributions for the calendar year ended December 31, 2014 were characterized, for federal income tax purposes, as 25.74% ordinary income, 23.09% capital gain and 51.17% return of capital. Distributions for the calendar year ended December 31, 2013 were characterized, for federal income tax purposes, as 28.41% ordinary income, 3.09% capital gain and 68.50% return of capital.

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

2015 Annual Report F-16

Index
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

PROCEEDS FROM FINANCING LIABILITY

During the first quarter of fiscal year 2014, the Company sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed which matures August 1, 2018. The buyer leased the property back to the Company, and also granted an option to the Company to repurchase the property at a specified price at or prior to July 31, 2018. IRET accounted for the transaction as a financing due to the Company’s continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Consolidated Balance Sheets.  The balance of the liability as of April 30, 2015 is $7.9 million.

VARIABLE INTEREST ENTITY

On November 27, 2012, the Company entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC. The Company estimated total costs for the project at $52.2 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The first phase of the project, Landing at Southgate, was substantially completed in the second quarter of fiscal year 2014. The second phase of the project, Commons at Southgate, was substantially completed in the third quarter of fiscal year 2015. As of April 30, 2015, IRET is the approximately 52.9% owner of the joint venture and has management and leasing responsibilities; the real estate development company owns approximately 47.1% of the joint venture and was responsible for the development and construction of the property. The Company has determined that the joint venture is a variable interest entity (“VIE”), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity’s economic performance.

On June 12, 2014, the Company entered into a joint venture operating agreement with a real estate development company and two other partners to construct a three-phase apartment and retail project in Edina, Minnesota as IRET – 71 France, LLC. The Company estimates total costs for the project at $73.3 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The first and second phases of the project are expected to be completed in the second and third quarters of fiscal year 2016, respectively. Construction of the third phase is expected to be completed in the first quarter of fiscal year 2017. See Development, Expansion and Renovation Projects in Note 15 for additional information. As of April 30, 2015, IRET is the approximately 52.6% owner of the joint venture and will have management and leasing responsibilities after the project has been in service for 24 months; the real estate development company and the other two partners own approximately 47.4% of the joint venture and are responsible for the development, construction and initial leasing of the property. The Company has determined that the joint venture is a variable interest entity (“VIE”), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity’s economic performance.

2015 Annual Report F-17

Index
NOTE 2 • continued

INVOLUNTARY CONVERSION OF ASSETS

In June 2011, both the Company’s Minot Arrowhead retail property and Chateau Apartments property, which at that time consisted of two 32-unit buildings, were extensively damaged by a flood. In February 2012, one of the buildings of the Chateau Apartments property, which had been undergoing restoration work following the flood, was completely destroyed by fire (the “2012 Fire”). Final settlement of the flood insurance claim was reached in fiscal year 2013 with total proceeds received of $8.5 million for flood clean-up costs and redevelopment. Final settlement of the 2012 Fire insurance claim was reached in fiscal year 2014 with total proceeds received of $5.1 million for redevelopment. Insurance proceeds for these events exceeded the basis in the assets requiring replacement, resulting in recognition of the following gains from involuntary conversion in fiscal years 2014 and 2013:

	(in thousands)
Year Ended April 30,	2014	2013
Gain on involuntary conversion
Flood	$0	$2,821
2012 Fire	2,480	2,263
Total gain on involuntary conversion	$2,480	$5,084

Final settlement was reached during fiscal year 2013 for business interruption claims from the flood and 2012 Fire with proceeds received during fiscal years 2013 of approximately $409,000. Reimbursement for business interruption is included within real estate rentals in the Consolidated Statements of Operations.

In December 2013, 15-unit and 57-unit buildings at the Chateau Apartments property were destroyed by fire (the “2013 Fire”). Both buildings were under construction and were unoccupied. The Company is rebuilding both buildings, and expects them to be completed in the first quarter of fiscal year 2016. The Company received proceeds for the 2013 Fire claim of $1.0 million in fiscal year 2014 and $6.0 million fiscal 2015, which reduced to zero the accounts receivable recorded at the time of the fire for expected proceeds. No gain or loss on involuntary conversion was recorded due to the settlement of the claim.

NOTE 3 • CREDIT RISK

The Company is potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

IRET has entered into a cash management arrangement with First Western Bank (the “Bank”) with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by IRET pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2015 and 2014, these amounts totaled $9.7 million and $14.4 million, respectively.

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.6 billion as of April 30, 2015, and 2014.

Construction period interest of approximately $4.9 million, $2.9 million, and $742,000 has been capitalized for the years ended April 30, 2015, 2014, and 2013, respectively.

The future minimum lease receipts to be received under non-cancellable leases for commercial properties as of April 30, 2015, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2016	$112,320
2017	99,963
2018	84,455
2019	70,049
2020	52,576
Thereafter	130,313
$549,676

See Real Estate Investments within Note 2 for information about impairment losses recorded during fiscal years 2015 and 2014.

2015 Annual Report F-18

Index
NOTE 5 • IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The Company’s identified intangible assets and intangible liabilities at April 30, 2015 and 2014 were as follows:

	(in thousands)
	April 30, 2015	April 30, 2014
Identified intangible assets (included in intangible assets):
Gross carrying amount	$53,843	$56,710
Accumulated amortization	(26,576)	(24,071)
Net carrying amount	$27,267	$32,639

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$134	$173
Accumulated amortization	(110)	(127)
Net carrying amount	$24	$46

The effect of amortization of acquired below-market leases and acquired above-market leases reduced rental income by approximately $23,000, $42,000 and $38,000 for the twelve months ended April 30, 2015, 2014 and 2013, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2016	$20
2017	12
2018	(1)
2019	(2)
2020	(1)

Amortization of all other identified intangible assets (a component of depreciation/amortization related to real estate investments) was $5.7 million, $8.3 million and $5.3 million for the twelve months ended April 30, 2015, 2014 and 2013, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2016	$4,539
2017	4,032
2018	3,601
2019	3,477
2020	3,390

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

2015 Annual Report F-19

Index
NOTE 6 • continued

IRET reflects noncontrolling interests in consolidated real estate entities on the balance sheet for the portion of properties consolidated by IRET that are not wholly owned by IRET. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests – consolidated real estate entities in the Consolidated Statements of Operations. During the fourth quarter of fiscal year 2015, IRET - Jamestown Medical Building, LLC disposed of the sole property held by the entity. The Company’s noncontrolling interests – consolidated real estate entities at April 30, 2015 and 2014 were as follows:

	(in thousands)
	April 30, 2015	April 30, 2014
IRET-71 France, LLC	$8,630	$0
IRET-Cypress Court Apartments, LLC	1,089	1,127
IRET-RED 20, LLC	3,072	3,277
IRET-Williston Garden Apartments, LLC	3,090	2,804
IRET - Jamestown Medical Building, LLC	0	1,219
IRET - WRH 1, LLC	6,138	5,672
Mendota Properties LLC	7,294	7,333
WRH Holding, LLC	1,206	1,206
Noncontrolling interests – consolidated real estate entities	$30,519	$22,638

NOTE 7 • LINE OF CREDIT

As of April 30, 2015, the Company, through its Operating Partnership as Borrower, had one secured line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank. This line of credit matures on September 1, 2017. The facility had, as of April 30, 2015, lending commitments of $90.0 million. Participants in this secured credit facility as of April 30, 2015 included, in addition to First International Bank, the following financial institutions:  The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company; Town & Country Credit Union; Highland Bank and United Bankers’ Bank. As of April 30, 2015, the Company had advanced $60.5 million under the line of credit. The line of credit has a minimum outstanding principal balance requirement of $17.5 million. The interest rate on borrowings under the facility is the Wall Street Journal Prime Rate +1.25%, with a floor of 4.75% and a cap of 8.65% during the initial term of the facility; interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring the Company to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2015, 15 properties with a total cost of $136.1 million collateralized this line of credit. As of April 30, 2015, the Company believes it is in compliance with the facility covenants. This credit facility is summarized in the following table:

	(in thousands)
Financial Institution	Amount Available	Amount Outstanding as of April 30, 2015	Amount Outstanding as of April 30, 2014	Applicable Interest Rate as of April 30, 2015	Maturity Date	Weighted Average Int. Rate on Borrowings during fiscal year 2015

First International Bank & Trust	$90,000	$60,500	$22,500	4.75%	9/1/17	4.75%

2015 Annual Report F-20

Index
NOTE 8 • MORTGAGES PAYABLE AND CONSTRUCTION DEBT

Most of the properties owned by the Company individually serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.43% to 8.25%, and the mortgages have varying maturity dates from June 1, 2015, through July 1, 2036. As of April 30, 2015, the management of the Company believes there are no defaults or material compliance issues in regards to any of these mortgages payable other than one $122.6 million non-recourse loan by a Company subsidiary, for which we’ve received a default notice from the special servicer on April 14, 2015 due to nonpayment on April 6, 2015. The aggregate estimated fair value of the assets securing this loan is less than the outstanding loan balance of $122.6 million. This loan matures in October 2016 and has an interest rate of 5.93%. The Company cannot predict the outcome of the discussions with the special servicer on this loan.

Of the mortgages payable, the balance of fixed rate mortgages totaled $904.9 million and $977.2 million at April 30, 2015 and 2014, respectively, and the balances of variable rate mortgages totaled $70.0 million and $20.5 million as of April 30, 2015, and 2014, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2015, the weighted-average rate of interest on the Company’s mortgage debt was 5.16%, compared to 5.37% on April 30, 2014. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2015, is as follows:

Year Ended April 30,	(in thousands)
2016	$121,931
2017	202,612
2018	88,071
2019	130,875
2020	79,298
Thereafter	352,041
Total payments	$974,828

In addition to the individual first mortgage loans comprising the Company’s $974.8 million of mortgage indebtedness, the Company’s revolving, multi-bank secured line of credit discussed in Note 7 is secured as of April 30, 2015, by mortgages on 15 Company properties. This line of credit is not included in the Company’s mortgage indebtedness total. The Company currently has 48 unencumbered properties.

The Company’s construction debt totaled $136.2 million and $63.1 million on April 30 2015 and 2014, respectively.  The weighted average rate of interest on the construction debt as of April 30, 2015 was 3.38%, compared to 3.08% as of April 30, 2014. The total available to be drawn on the construction loans was $102.7 million at April 30, 2015.

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES

BANKING SERVICES – FIRST INTERNATIONAL BANK AND TRUST

The Company has an ongoing banking relationship with First International Bank and Trust, Watford City, North Dakota (“First International”). Stephen L. Stenehjem, a member of the Company’s Board of Trustees, is the President and Chairman of First International and the Chief Executive Officer of Watford City BancShares, Inc., its bank holding company, and the bank holding company is owned by Mr. Stenehjem and members of his family. For a portion of fiscal year 2015, the Company had one mortgage loan outstanding with First International, with an original principal balance of $13.7 million (Williston Garden) bearing interest at 5.5% per annum; this loan was repaid in the second quarter of fiscal year 2015. The Company also has a construction loan with First International for $43.7 million to finance the development of the Renaissance Heights I residential property in Williston, North Dakota. At April 30, 2015, the construction loan had a balance of $37.7 million bearing interest at 5.0% per annum. The Company paid interest on these loans of approximately $325,000 and $1.4 million, respectively, in fiscal year 2015. The Company has a multi-bank line of credit with a capacity of $90.0 million, of which First International is the lead bank and a participant with an $11.0 million commitment. In fiscal year 2015, the Company paid First International a total of approximately $245,000 in interest on First International’s portion of the outstanding balance of this credit line, and paid fees of $40,000. In connection with this multi-bank line of credit, the Company maintains compensating balances with First International totaling $6.0 million, of which $1.5 million is held in a non-interest bearing account, and $4.5 million is held in an account that pays the Company interest on the deposited amount of 0.20% per annum. The Company also maintains checking accounts with First International. In fiscal year 2015, the Company paid less than $500 in total in various bank service and other fees charged on these checking accounts.

2015 Annual Report F-21

Index
NOTE 9 • continued

In fiscal years 2014 and 2013, the Company paid interest and fees on outstanding mortgage and construction loans of approximately $1.0 million and $975,000, respectively. In fiscal years 2014 and 2013, respectively, the Company paid First International $125,000 and $196,000 in interest on First International’s portion of the multi-bank line of credit and paid fees of $40,000 in both years. Also in both fiscal years 2014 and 2013, the Company paid under $500 in total in various bank service and other fees charged on checking accounts maintained with First International. Total payments of interest and fees from the Company to First International Bank were approximately $2.0 million, $1.2 million and $1.2 million in fiscal years 2015, 2014 and 2013, respectively.

LEASE TRANSACTION

In fiscal year 2013, the Company entered into an agreement with First International to construct an approximately 3,700 square-foot building on an outlot of the Company’s Arrowhead Shopping Center in Minot, North Dakota, to be leased by First International under a 20-year lease for use as a branch bank location. The project was completed in fiscal year 2013 at a cost of $1.3 million. Net rental payments under the lease are estimated to be approximately $2.4 million in total over the 20-year lease term. Net rental payments received in fiscal years 2015, 2014 and 2013 totaled $109,000, $109,000 and $11,000, respectively.

SALES AGREEMENT

The Company has an investment banking relationship with Robert W. Baird & Co. Incorporated (“Baird”). Terrance P. Maxwell, a member of the Company’s Board of Trustees, was appointed the Chief Financial Officer of Baird in March 2015 and has served as a Managing Director and member of the Executive Committee since May 2014. On August 30, 2013, the Company and its Operating Partnership entered into an at-the-market, or ATM, sales agreement with Baird as sales agent. Under the terms of this agreement, the Company may from time to time issue and sell through Baird the Company’s common shares having an aggregate offering price of up to $75.0 million. Baird will be entitled to compensation of up to 2.0% of the gross sales price per share for common shares sold under the agreement. The agreement remains in force until terminated pursuant to its terms, including automatic termination upon the sale of all such shares through Baird. The Company has not issued any common shares under this program during fiscal years 2015 and 2014.

2015 Annual Report F-22

Index
NOTE 10 • ACQUISITIONS, DEVELOPMENT PROJECTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

IRET Properties added approximately $56.3 million of real estate properties to its portfolio through property acquisitions during fiscal year 2015, compared to $43.6 million in fiscal year 2014. The Company expensed approximately $216,000 and $176,000 of transaction costs related to the acquisitions in fiscal years 2015 and 2014, respectively. The fiscal year 2015 and 2014 acquisitions are detailed below.

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
		Total	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired	Acquisition Cost	Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
152 unit - Homestead Garden - Rapid City, SD(3)	2014-06-02	$15,000	$5,092	$0	$9,908	$655	$14,139	$206
52 unit - Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	0	2,261	215	3,006	59
68 unit - Northridge - Bismarck, ND	2014-09-12	8,500	8,400	100	0	884	7,516	100
119 unit - Legacy Heights - Bismarck, ND(4)	2015-03-19	15,000	14,300	700	0	1,207	13,742	51
		41,780	28,811	800	12,169	2,961	38,403	416

Unimproved Land
Creekside Crossing - Bismarck, ND	2014-05-22	4,269	4,269	0	0	4,269	0	0
PrairieCare Medical - Brooklyn Park, MN	2014-06-05	2,616	2,616	0	0	2,616	0	0
71 France Phase I - Edina, MN(5)	2014-06-12	1,413	0	0	1,413	1,413	0	0
Monticello 7th Addition - Monticello, MN	2014-10-09	1,660	1,660	0	0	1,660	0	0
71 France Phase II & III - Edina, MN(5)	2014-11-04	3,309	0	0	3,309	3,309	0	0
Minot 1525 24th Ave SW - Minot, ND	2014-12-23	1,250	1,250	0	0	1,250	0	0
		14,517	9,795	0	4,722	14,517	0	0

Total Property Acquisitions		$56,297	$38,606	$800	$16,891	$17,478	$38,403	$416

(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Consists of assumed debt (Homestead Garden I: $9.9 million, Silver Springs: $2.3 million) and value of land contributed by the joint venture partner (71 France: $4.7 million).
(3)	At acquisition the Company adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(4)	At acquisition, the purchase price included assets in development (land: $804,000, building: $7.8 million, escrow $1.3 million).
(5)	Land was contributed to a joint venture in which the Company has an approximately 52.6% interest. The joint venture is consolidated in IRET’s financial statements.

2015 Annual Report F-23

Index
NOTE 10 • continued

Fiscal 2014 (May 1, 2013 to April 30, 2014)

		(in thousands)
		Total	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired	Acquisition Cost	Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family Residential
71 unit - Alps Park - Rapid City, SD	2013-05-01	$6,200	$2,920	$3,280	$0	$287	$5,551	$362
96 unit - Southpoint - Grand Forks, ND	2013-09-05	10,600	10,400	200	0	576	9,893	131
24 unit - Pinecone Villas - Sartell, MN	2013-10-31	2,800	2,800	0	0	584	2,191	25
		19,600	16,120	3,480	0	1,447	17,635	518

Healthcare
98,174 sq ft Legends at Heritage Place - Sartell, MN	2013-10-31	11,863	11,863	0	0	970	10,511	382
39,500 sq ft Spring Creek Fruitland - Fruitland, ID	2014-02-05	7,050	7,050	0	0	550	6,500	0
		18,913	18,913	0	0	1,520	17,011	382

Unimproved Land
Chateau II - Minot, ND	2013-05-21	179	179	0	0	179	0	0
Jamestown Unimproved - Jamestown, ND	2013-08-09	700	700	0	0	700	0	0
Red 20 - Minneapolis, MN(3)	2013-08-20	1,900	0	0	1,900	1,900	0	0
Legends at Heritage Place - Sartell, MN	2013-10-31	537	537	0	0	537	0	0
Spring Creek Fruitland - Fruitland, ID	2014-01-21	335	335	0	0	335	0	0
Isanti Unimproved - Isanti, MN	2014-02-04	50	50	0	0	50	0	0
Rapid City Unimproved - Rapid City, SD	2014-03-25	1,366	1,366	0	0	1,366	0	0
		5,067	3,167	0	1,900	5,067	0	0

Total Property Acquisitions		$43,580	$38,200	$3,480	$1,900	$8,034	$34,646	$900

(1)	Value of limited partnership units of the Operating Partnership at the acquisition date.
(2)	Consists of value of land contributed by the joint venture partner.
(3)	Land is owned by a joint venture in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET’s financial statements.

2015 Annual Report F-24

Index
NOTE 10 • continued

Acquisitions in fiscal years 2015 and 2014 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our fiscal year 2015 and 2014 acquisitions (excluding development projects placed in service) are detailed below.

	(in thousands)
Year Ended April 30,	2015	2014
Total revenue	$2,565	$1,897
Net income	$(1)	$(82)

DEVELOPMENT PROJECTS PLACED IN SERVICE

IRET Properties placed approximately $124.5 million of development projects in service during fiscal year 2015, compared to $53.5 million in fiscal year 2014. The fiscal year 2015 and 2014 development projects placed in service are detailed below.

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
44 unit - Dakota Commons - Williston, ND(2)	2014-07-15	$823	$9,596	$10,419
130 unit - Red 20 - Minneapolis, MN(3)	2014-11-21	1,900	26,412	28,312
233 unit - Commons at Southgate - Minot, ND(4)	2014-12-09	3,691	31,351	35,042
64 unit - Cypress Court II - St. Cloud, MN(5)	2015-01-01	447	6,320	6,767
165 unit - Arcata - Golden Valley, MN(6)	2015-01-01	2,088	29,640	31,728
		8,949	103,319	112,268

Industrial
202,807 sq ft Roseville 3075 Long Lake Road - Roseville, MN	2014-11-10	0	9,036	9,036

Retail
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND(7)	2014-11-10	992	2,193	3,185

Total Development Projects Placed in Service		$9,941	$114,548	$124,489

(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the Renaissance Heights project, which was partially placed in service during fiscal years 2014 and 2015.
(2)	Costs paid in prior fiscal years totaled $8.1 million. Additional costs paid in fiscal year 2015 totaled $2.3 million, for a total project cost at April 30, 2015 of $10.4 million.
(3)	Costs paid in prior fiscal years totaled $12.2 million. Additional costs paid in fiscal year 2015 totaled $16.1 million, for a total project cost at April 30, 2015 of $28.3 million. The project is owned by a joint venture entity in which the Company has an approximately 58.6% interest. The joint venture is consolidated in IRET’s financial statements.
(4)	Costs paid in prior fiscal years totaled $26.5 million, respectively. Additional costs paid in fiscal year 2015 totaled $8.5 million, for a total project cost at April 30, 2015 of $35.0 million. The project is owned by a joint venture entity in which the Company has an approximately 52.9% interest. The joint venture is consolidated in IRET’s financial statements.
(5)	Costs paid in prior fiscal years totaled $1.2 million. Additional costs paid in fiscal year 2015 totaled $5.6 million, for a total project cost at April 30, 2015 of $6.8 million. The project is owned by a joint venture entity in which the Company has an approximately 86.1% interest. The joint venture is consolidated in IRET’s financial statements.
(6)	Costs paid in prior fiscal years totaled $11.3 million, respectively. Additional costs paid in fiscal year 2015 totaled $20.4 million, for a total project cost at April 30, 2015 of $31.7 million.
(7)	Costs paid in fiscal year 2015 totaled $3.2 million, including land acquired in fiscal year 2013.

2015 Annual Report F-25

Index
NOTE 10 • continued

Fiscal 2014 (May 1, 2013 to April 30, 2014)

		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
108 unit - Landing at Southgate - Minot, ND(2)	2013-09-04	$2,262	$12,864	$15,126
132 unit - Cypress Court - St. Cloud, MN(3)	2013-11-01	1,136	12,428	13,564
146 unit - River Ridge - Bismarck, ND(4)	2013-12-02	589	24,268	24,857

Total Development Projects Placed in Service		$3,987	$49,560	$53,547

(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 15 for additional information on the Renaissance Heights I project, which was partially placed in service during the three months ended April 30, 2014.
(2)	Costs paid in prior fiscal years totaled $6.3 million. Costs paid in fiscal year 2014 totaled $8.8 million for a total project cost at April 30, 2014 of $15.1 million. The project is owned by a joint venture entity in which the Company has an approximately 52.9% interest.
(3)	Costs paid in prior fiscal years totaled $5.8 million. Costs paid in fiscal year 2014 totaled $7.8 million for a total project cost at April 30, 2014 of $13.6 million. The project is owned by a joint venture entity in which the Company has an approximately 86.1% interest.
(4)	Costs paid in prior fiscal years totaled $10.1 million. Costs paid in fiscal year 2014 totaled $14.7 million for a total project cost at April 30, 2014 of $24.9 million.

2015 Annual Report F-26

Index
NOTE 10 • continued

PROPERTY DISPOSITIONS

During fiscal year 2015, the Company disposed of one multi-family residential property, twelve office properties, one healthcare property, one industrial property, three retail properties, and two unimproved properties for an aggregate sales price of $76.0 million, compared to dispositions totaling $80.9 million in fiscal year 2014. The fiscal year 2015 and 2014 dispositions are detailed below.

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Multi-Family Residential
83 unit - Lancaster - St. Cloud, MN	2014-09-22	$4,451	$3,033	$1,418

Office
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100	3,124	(24)
74,568 sq ft Wirth Corporate Center - Golden Valley, MN	2014-08-29	4,525	4,695	(170)
79,297 sq ft Northgate I - Maple Grove, MN	2014-12-01	7,200	6,881	319
26,000 sq ft Northgate II - Maple Grove, MN	2015-03-02	2,725	1,727	998
45,019 sq ft Burnsville Bluffs II - Burnsville, MN	2015-03-25	1,245	2,245	(1,000)
26,186 sq ft Plymouth I - Plymouth, MN	2015-03-25	1,985	1,492	493
26,186 sq ft Plymouth II - Plymouth, MN	2015-03-25	1,625	1,356	269
26,186 sq ft Plymouth III - Plymouth, MN	2015-03-25	2,500	1,977	523
126,936 sq ft Plymouth IV & V - Plymouth, MN	2015-03-25	12,910	11,706	1,204
58,300 sq ft Southeast Tech Center - Eagan, MN	2015-03-25	3,300	4,196	(896)
61,138 sq ft Whitewater Plaza - Minnetonka, MN	2015-03-25	3,035	4,625	(1,590)
13,374 sq ft 2030 Cliff Road - Eagan, MN	2015-04-21	950	834	116
		45,100	44,858	242

Healthcare
45,222 sq ft Jamestown Medical Office Building - Jamestown, MN	2015-02-05	12,819	8,710	4,109

Industrial
198,600 sq ft Eagan 2785 & 2795 - Eagan, MN	2014-07-15	3,600	5,393	(1,793)

Retail
25,644 sq ft Weston Retail - Weston, WI	2014-07-28	n/a	1,176	(1,176)
52,000 sq ft Kalispell Retail - Kalispell, MT	2014-10-15	1,230	1,229	1
34,226 sq ft Fargo Express Center & SC Pad - Fargo, ND	2014-11-18	2,843	2,211	632
14,820 sq ft Weston Walgreens - Weston, WI	2015-02-27	5,177	2,152	3,025
		9,250	6,768	2,482
Unimproved Land
Kalispell Unimproved - Kalispell, MT	2014-10-15	670	670	0
Weston - Weston, WI	2015-02-17	158	158	0
		828	828	0

Total Property Dispositions		$76,048	$69,590	$6,458

2015 Annual Report F-27

Index
NOTE 10 • continued

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

2015 Annual Report F-28

Index
NOTE 11 • OPERATING SEGMENTS

IRET reports its results in five reportable segments: multi-family residential; office; healthcare, including senior housing; industrial and retail properties.  The Company’s reportable segments are aggregations of similar properties. Segment information in this report is presented based on net operating income (“NOI”), which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance. The following tables present real estate revenues and net operating income for the fiscal years ended April 30, 2015, 2014 and 2013 from our five reportable segments, and reconcile net operating income of reportable segments to net income as reported in the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2015	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$118,526	$74,978	$66,230	$6,491	$13,445	$279,670
Real estate expenses	51,172	36,491	17,176	1,536	4,622	110,997
Net operating income	$67,354	$38,487	$49,054	$4,955	$8,823	168,673
TRS senior housing revenue						3,520
TRS senior housing expenses						(2,997)
Depreciation/amortization						(70,607)
Administrative expenses						(11,824)
Other expenses						(2,010)
Impairment of real estate investments						(6,105)
Interest expense						(59,020)
Interest and other income						2,961
Income before gain on sale of real estate and other investments						22,591
Gain on sale of real estate and other investments						6,093
Net income						$28,684

	(in thousands)
Year Ended April 30, 2014	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$102,059	$77,440	$65,258	$6,894	$13,831	$265,482
Real estate expenses	46,138	38,190	17,127	2,043	4,989	108,487
Gain on involuntary conversion	2,480	0	0	0	0	2,480
Net operating income	$58,401	$39,250	$48,131	$4,851	$8,842	159,475
TRS senior housing revenue						1,627
TRS senior housing expenses						(1,331)
Depreciation/amortization						(70,918)
Administrative expenses						(10,743)
Other expenses						(2,132)
Impairment of real estate investments						(42,566)
Interest expense						(59,142)
Interest and other income						2,391
Loss before loss on sale of real estate and other investments and income from discontinued operations						(23,339)
Loss on sale of real estate and other investments						(51)
Loss from continuing operations						(23,390)
Income from discontinued operations						6,450
Net loss						$(16,940)

2015 Annual Report F-29

Index
NOTE 11 • continued

	(in thousands)
Year Ended April 30, 2013	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Real estate revenue	$89,923	$75,962	$61,975	$6,700	$13,498	$248,058
Real estate expenses	38,223	37,267	16,779	1,871	4,919	99,059
Gain on involuntary conversion	3,852	0	0	0	1,232	5,084
Net operating income	$55,552	$38,695	$45,196	$4,829	$9,811	154,083
Depreciation/amortization						(62,333)
Administrative expenses						(8,494)
Other expenses						(2,173)
Interest expense						(61,154)
Interest and other income						748
Income from continuing operations						20,677
Income from discontinued operations						9,295
Net income						$29,972

Segment Assets and Accumulated Depreciation

	(in thousands)
As of April 30, 2015	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Segment assets
Property owned	$946,520	$480,980	$497,997	$60,611	$111,929	$2,098,037
Less accumulated depreciation	(180,414)	(115,710)	(113,062)	(11,256)	(28,545)	(448,987)
Total property owned	$766,106	$365,270	$384,935	$49,355	$83,384	$1,649,050
Real estate held for sale						22,912
Cash and cash equivalents						48,970
Other investments						329
Receivables and other assets						96,755
Development in progress						153,994
Unimproved land						25,827
Total Assets						$1,997,837

	(in thousands)
As of April 30, 2014	Multi-Family Residential	Office	Healthcare	Industrial	Retail	Total

Segment assets
Property owned	$753,731	$544,628	$525,028	$55,375	$117,269	$1,996,031
Less accumulated depreciation	(158,100)	(121,892)	(105,843)	(10,198)	(28,255)	(424,288)
Total property owned	$595,631	$422,736	$419,185	$45,177	$89,014	$1,571,743
Real estate held for sale						2,951
Cash and cash equivalents						47,267
Other investments						329
Receivables and other assets						119,458
Development in progress						104,609
Unimproved land						22,864
Total Assets						$1,869,221

2015 Annual Report F-30

Index
NOTE 12 • DISCONTINUED OPERATIONS

Prior to February 1, 2014, the Company reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. As a result of the adoption of ASU 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described in Note 2.

The Company classified no dispositions as discontinued operations during fiscal year 2015. During the first three quarters of fiscal year 2014, the Company disposed of two multi-family residential properties, three office properties, twelve industrial properties and three retail properties that were classified as discontinued operations. During the quarter ended April 30, 2014, the Company applied ASU 2014-08 to one property that was classified as held for sale and did not record any discontinued operations. During fiscal year 2013, the Company disposed of three multi-family residential properties, one retail property, one healthcare property and four condominium units that were classified as discontinued operations. Eight condominium units and a retail property were classified as held for sale and also classified as discontinued operations at April 30, 2012. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2014 and 2013.

	(in thousands)
	2014	2013
REVENUE
Real estate rentals	$3,173	$10,068
Tenant reimbursement	1,302	3,099
TOTAL REVENUE	4,475	13,167
EXPENSES
Depreciation/amortization related to real estate investments	920	3,169
Utilities	164	447
Maintenance	299	1,029
Real estate taxes	951	2,276
Insurance	97	218
Property management expenses	222	520
Other property expenses	0	16
Amortization related to non-real estate investments	90	247
Impairment of real estate investments	1,860	305
TOTAL EXPENSES	4,603	8,227
Operating (loss) income	(128)	4,940
Interest expense	(421)	(2,532)
Other income	0	2
(Loss) income from discontinued operations before gain on sale	(549)	2,410
Gain on sale of discontinued operations	6,999	6,885
INCOME FROM DISCONTINUED OPERATIONS	$6,450	$9,295
Segment Data
Multi-Family Residential	$(99)	$3,712
Office	(1,794)	314
Healthcare	0	3,416
Industrial	8,923	2,118
Retail	(580)	(265)
Total	$6,450	$9,295

	(in thousands)
	2014	2013
Property Sale Data
Sales price	$80,883	$26,273
Net book value and sales costs	(73,884)	(19,388)
Gain on sale of discontinued operations	$6,999	$6,885

	(in thousands)
	2014	2013
Asset and Liability Data
Total assets	$0	$72,631
Total liabilities	0	(1,335)

2015 Annual Report F-31

Index
NOTE 13 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2015, 2014 and 2013:

	For Years Ended April 30,
	(in thousands, except per share data)
	2015	2014	2013
NUMERATOR
Income (loss) from continuing operations – Investors Real Estate Trust	$24,087	$(18,508)	$17,929
Income from discontinued operations – Investors Real Estate Trust	0	5,334	7,601
Net income (loss) attributable to Investors Real Estate Trust	24,087	(13,174)	25,530
Dividends to preferred shareholders	(11,514)	(11,514)	(9,229)
Numerator for basic earnings per share – net income (loss) available to common shareholders	12,573	(24,688)	16,301
Noncontrolling interests – Operating Partnership	1,526	(4,676)	3,633
Numerator for diluted earnings per share	$14,099	$(29,364)	$19,934
DENOMINATOR
Denominator for basic earnings per share weighted average shares	118,004	105,331	93,344
Effect of convertible operating partnership units	16,594	21,697	21,191
Denominator for diluted earnings per share	134,598	127,028	114,535
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.11	$(.28)	$.09
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.00	.05	.08
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$.11	$(.23)	$.17

NOTE 14 • RETIREMENT PLANS

IRET sponsors a defined contribution 401(k) retirement plan.  There are three types of contributions to the plan: 401(k) Safe Harbor employer matching contributions; discretionary non-elective employer contributions; and employee deferrals or contributions. Participation in IRET’s defined contribution 401(k) plan is available to employees over the age of 21, except that collectively bargained employees, non-resident alien employees, and part-time/temporary/seasonal employees scheduled to work less than 1000 hours of service within the plan year are excluded from participation. Employees can contribute immediately upon hire; however, they are not eligible for the employer match until they have completed six months of service and worked at least 1,000 hours per calendar year.  Employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS. Employer contributions to the plan are at the discretion of the Company’s management. Employees are eligible to receive discretionary employer contributions if they are over the age of 21, have completed 1,000 hours of service within the plan year, and are employed on the last day of the plan year. IRET currently expects to make discretionary employer contributions of not more than 3.5% of the eligible wages of each participating employee, and currently matches, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 4.0% of the eligible wages of each participating employee, for a total expected contribution of not more than 7.5% of the eligible wages of each participating employee. Discretionary employer contributions are subject to a vesting schedule; 401(k) matching contributions by IRET are fully vested when made. IRET’s contributions to these plans on behalf of employees totaled approximately $1.0 million, $1.1 million and $912,000 in fiscal years 2015, 2014 and 2013, respectively.

2015 Annual Report F-32

Index
NOTE 15 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2015, the Company is a tenant under operating ground or air rights leases on eleven of its properties. The Company pays a total of approximately $500,000 per year in rent under these ground leases, which have remaining terms ranging from 0.5 to 86 years, and expiration dates ranging from October 2015 to October 2100. The Company has renewal options for six of the eleven ground leases, and rights of first offer or first refusal for the remainder.

The expected timing of ground and air rights lease payments as of April 30, 2015 is as follows:

(in thousands)
Fiscal Year Ended April 30,	Lease Payments
2016	$478
2017	449
2018	449
2019	449
2020	449
Thereafter	20,764
Total	$23,038

Legal Proceedings. IRET is involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on the Company’s consolidated financial statements.

Environmental Matters. It is generally IRET’s policy to obtain a Phase I environmental assessment of each property that the Company seeks to acquire.  Such assessments have not revealed, nor is the Company aware of, any environmental liabilities that IRET believes would have a material adverse effect on IRET’s financial position or results of operations. IRET owns properties that contain or potentially contain (based on the age of the property) asbestos or lead, or have underground fuel storage tanks. For certain of these properties, the Company estimated the fair value of the conditional asset retirement obligation and chose not to book a liability, because the amounts involved were immaterial. With respect to certain other properties, the Company has not recorded any related asset retirement obligation, as the fair value of the liability cannot be reasonably estimated, due to insufficient information. IRET believes it does not have sufficient information to estimate the fair value of the asset retirement obligations for these properties because a settlement date or range of potential settlement dates has not been specified by others, and, additionally, there are currently no plans or expectation of plans to demolish these properties, or to undertake major renovations that would require removal of the asbestos, lead and/or underground storage tanks.  These properties are expected to be maintained by repairs and maintenance activities that would not involve the removal of the asbestos, lead and/or underground storage tanks.  Also, a need for renovations caused by tenant changes, technology changes or other factors has not been identified.

Tenant Improvements.  In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements.  These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received.  As of April 30, 2015, the Company is committed to fund $7.2 million in tenant improvements, within approximately the next 12 months.

Purchase Options.  The Company has granted options to purchase certain of IRET properties to tenants in these properties, under lease agreements. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2015, 15 of our properties were subject to purchase options, and the total investment cost, plus improvements, of all such properties was $114.9 million with total gross rental revenues in fiscal year 2015 of $10.2 million. The tenant in the Company’s Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. The Company and its tenant are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price. The Company currently can give no assurance that the sale of the property pursuant to the purchase option will be completed.

2015 Annual Report F-33

Index
NOTE 15 • continued

Insurance.  IRET carries insurance coverage on its properties in amounts and types that the Company believes are customarily obtained by owners of similar properties and are sufficient to achieve IRET’s risk management objectives.

Restrictions on Taxable Dispositions.  Approximately 94 of the Company’s properties, consisting of approximately 4.3 million square feet of our combined commercial segment’s properties and 4,910 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $738.7 million at April 30, 2015. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent us from selling the properties in taxable transactions.  The Company does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and its other properties for investment purposes, rather than for sale. Historically, however, where the Company has deemed it to be in its shareholders’ best interests to dispose of restricted properties, the Company has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of Units.  The limited partnership units of the Company’s operating partnership, IRET Properties, are redeemable at the option of the holder for cash, or, at our option, for the Company’s common shares of beneficial interest on a one-for-one basis, after a minimum one-year holding period.  All Units receive the same cash distributions as those paid on common shares.  Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of April 30, 2015 and 2014, the aggregate redemption value of the then-outstanding Units of the operating partnership owned by limited partners was approximately $102.4 million and $185.7 million, respectively.

Joint Venture Buy/Sell Options.  Several of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners’ interests. However, from time to time, the Company has entered into joint venture agreements which contain options compelling the Company to acquire the interest of the other parties. The Company currently has one such joint venture, the Company’s Southgate apartment project in Minot, North Dakota, in which the Company’s joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel the Company to acquire the partner’s interest, for a price to be determined in accordance with the provisions of the joint venture agreement. The joint venture partner’s interest is reflected as a redeemable noncontrolling interest on the Consolidated Balance Sheets.

Development, Expansion and Renovation Projects.  The Company has various contracts outstanding with third parties in connection with development, expansion and renovation projects that are underway or placed in service during the quarter, the costs for which have been capitalized. As of April 30, 2015, contractual commitments for these projects are as follows:

2015 Annual Report F-34

Index
NOTE 15 • continued

			(in thousands)		(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Anticipated Total Cost	Costs as of April 30, 2015(1)	Anticipated Construction Completion
Roseville 3075 Long Lake Rd - Roseville, MN	Industrial	202,807 sq ft	13,915	9,036	In Service
Chateau II - Minot, ND	Multi-Family Residential	72 units	14,711	13,129	1Q 2016
Edina 6565 France SMC III - Edina, MN	Healthcare	57,479 sq ft	36,752	22,549	1Q 2016
Minot Southgate Retail - Minot, ND	Retail	7,963 sq ft	2,923	2,164	1Q 2016
Renaissance Heights - Williston, ND(2)	Multi-Family Residential	288 units	62,362	59,087	1Q 2016
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	24,519	15,355	2Q 2016
PrairieCare Medical - Brooklyn Park, MN	Healthcare	72,895 sq ft	24,251	19,457	2Q 2016
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	40,042	26,450	3Q 2016
71 France Phase I, II, III - Edina, MN(3)	Multi-Family Residential	241 units	73,290	35,137	1Q 2017
Other	n/a	n/a	n/a	6,618	n/a
			$292,765	$208,982

(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights - $46.0 million).
(2)	The Company is an approximately 70% partner in the joint venture entity constructing this project; the anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The project will be constructed in three phases by a joint venture entity in which the Company has an approximately 52.6% interest. The anticipated total cost amount given in the table above is the total cost to the joint venture entity. The anticipated total cost includes approximately 21,772 square feet of retail space.

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

There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during fiscal years 2015 and 2014. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

Fair Value Measurements on a Recurring Basis

The Company had no assets or liabilities recorded at fair value on a recurring basis at April 30, 2015 and 2014.

2015 Annual Report F-35

Index
NOTE 16 • continued

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2015 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2015. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2014 consisted of real estate investments and real estate held for sale that were written-down to estimated fair value during fiscal year 2014. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
April 30, 2015
Real estate held for sale	$7,100	$0	$0	$7,100

April 30, 2014
Real estate investments	89,537	0	0	89,537
Real estate held for sale	2,951	0	0	2,951

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

The estimated fair values of the Company’s financial instruments as of April 30, 2015 and 2014 are as follows:

	(in thousands)
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$48,970	$48,970	$47,267	$47,267
Other investments	329	329	329	329
FINANCIAL LIABILITIES
Other debt	144,090	143,749	63,132	63,250
Lines of credit	60,500	60,500	22,500	22,500
Mortgages payable	974,828	1,124,422	997,689	1,130,262

2015 Annual Report F-36

Index
NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND EQUITY

Distribution Reinvestment and Share Purchase Plan.  During fiscal years 2015 and 2014, IRET issued 8.1 million and 6.6 million common shares, respectively, pursuant to its distribution reinvestment and share purchase plan, at a total value at issuance of $64.9 million and $55.8 million, respectively. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2015 consisted of 2.1 million shares valued at issuance at $16.2 million that were issued for reinvested distributions, and approximately 6.0 million shares valued at $48.7 million at issuance that were issued in exchange for voluntary cash contributions under the plan. The shares issued under the distribution reinvestment and share purchase plan during fiscal year 2014 consisted of 1.8 million shares valued at issuance at $14.6 million that were issued for reinvested distributions, and approximately 4.8 million shares valued at $41.2 million at issuance that were issued in exchange for voluntary cash contributions under the plan. IRET’s distribution reinvestment plan is available to common shareholders of IRET and all limited partners of IRET Properties. Under the distribution reinvestment plan, shareholders or limited partners may elect to invest their cash distributions in common shares of the Company, currently at a discount of 3% from the market price, and to purchase additional shares through voluntary cash contributions at market price.

Exchange of Units for Common Shares.  During fiscal years 2015 and 2014, respectively, 7.2 million and approximately 903,000 Units were exchanged for common shares pursuant to the Agreement of Limited Partnership of the Operating Partnership, with a total value of $41.3 million and $4.4 million included in equity.

Issuance of Preferred Shares.  On August 7, 2012, the Company completed the public offering of 4.6 million Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B preferred shares”) at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at the Company’s option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115 million liquidation preference in the aggregate).The Company contributed the net proceeds from the sale to the Operating Partnership for general business purposes, including the acquisition and development of income-producing real estate properties and debt repayment, in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares. The Series B preferred shares were registered under a shelf registration statement declared effective on July 12, 2012. This shelf registration statement was terminated in June 2013 upon the filing of the Company’s currently-effective shelf registration statement on Form S-3ASR, which shelf registration statement expires June 27, 2016.

In addition to the 4.6 million Series B preferred shares outstanding, the Company also has outstanding approximately 1.2 million shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, issued during the Company’s fiscal year 2004 for total proceeds of $27.3 million, net of selling costs. Holders of the Company’s Series A preferred shares are entitled to receive dividends at an annual rate of 8.25% of the liquidation preference of $25 per share, or $2.0625 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. However, the Company, at its option, may redeem the shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The shares have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.

During the second quarter of fiscal year 2014, the Company and its Operating Partnership entered into an ATM sales agreement with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which the Company may from time to time sell the Company’s common shares of beneficial interest having an aggregate offering price of up to $75 million. The shares would be issued pursuant to the Company’s currently-effective shelf registration statement on Form S-3ASR. The Company issued no common shares under this program during fiscal years 2015 and 2014.

2015 Annual Report F-37

Index
NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2014	October 31, 2014	January 31, 2015	April 30, 2015
Revenues	$68,630	$70,885	$72,916	$70,759
Net (loss) income attributable to Investors Real Estate Trust	$(151)	$5,114	$8,371	$10,753
Net (loss) income available to common shareholders	$(3,030)	$2,236	$5,492	$7,875
Net (loss) income per common share - basic & diluted	$(.03)	$.02	$.05	$.07

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2013	October 31, 2013	January 31, 2014	April 30, 2014
Revenues	$65,098	$65,772	$68,433	$67,806
Net income (loss) attributable to Investors Real Estate Trust	$3,078	$8,787	$3,503	$(28,542)
Net income (loss) available to common shareholders	$199	$5,909	$624	$(31,420)
Net income (loss) per common share - basic & diluted	$.00	$.06	$.00	$(.29)

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 19 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on our Consolidated Balance Sheets. The Company currently has one joint venture, the Company’s Southgate apartment project in Minot, North Dakota, in which the Company’s joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel the Company to acquire the partner’s interest, for a price to be determined in accordance with the provisions of the joint venture agreement.

As of April 30, 2015 and 2014, the estimated redemption value of the redeemable noncontrolling interests was $6.4 million and $6.2 million, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

	(in thousands)
	2015	2014	2013
Balance at beginning of fiscal year	$6,203	$5,937	$0
Contributions	0	0	5,932
Net income	165	266	5
Balance at close of fiscal year	$6,368	$6,203	$5,937

NOTE 20 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees, under the Company’s 2008 Incentive Award Plan approved by shareholders on September 16, 2008, which allows for awards in the form of cash and awards of unrestricted and restricted common shares, up to an aggregate of 2,000,000 shares over the ten year period in which the plan will be in effect. Through April 30, 2015, awards under the 2008 Incentive Award Plan consisted of cash awards and grants of restricted and unrestricted common shares.

2015 Annual Report F-38

Index
NOTE 20 • continued

Long-Term Incentive Plan

The Company maintains a long-term incentive plan (“LTIP”) that allows for share based awards to officer and non-officer employees of the Company. Under the LTIP, executives are provided the opportunity to earn awards, payable 50% in unrestricted shares and 50% in restricted shares, based on achieving one or more performance objectives within a one-year performance period (for example, the performance period for fiscal year 2015 commenced on May 1, 2014 and concluded on April 30, 2015). LTIP performance is evaluated based on the following objective performance goal: Three-Year Average Annual Total Shareholder Return (“TSR”), which means the average of the Annual Total Shareholder Return for the Company’s common shares in each of the three consecutive fiscal years ending with and including the performance period. TSR is considered a market condition. “Annual Total Shareholder Return,” and “Three-Year Average Annual Total Shareholder Return,” have the meanings set forth in the LTIP. The unrestricted shares vest immediately at the end of the one-year performance period, and the restricted shares vest on the one year anniversary of the award date based on service during that year.

With respect to the performance period of the LTIP subject to market conditions, we recognize compensation expense ratably (over one year for the 50% unrestricted shares and over two years for the 50% restricted shares) based on the service inception date fair value, as determined using a Monte Carlo simulation. The market condition performance measurement is the three-year average annual total shareholder return. The model evaluates the awards for changing total shareholder return over the term of the vesting, and uses random simulations that are based on past IRET stock characteristics. We based the expected volatility of 15-20% upon the historical volatility of our daily closing share price. Dividend yield of 6.1% was calculated as the estimated annual dividend for the fiscal year divided by the average price of the previous fiscal year. We based the risk-free interest rate of 0.03-0.09% on U.S. treasury bonds with a maturity equal to the remaining market condition performance period. The officers' total award opportunity under the LTIP stated as a percentage of base salary ranges from 50% to 100% at target level. The calculated grant date fair value as a percentage of base salary for the officers ranged from 47% to 94% for LTIP subject to market conditions as of the grant date of April 30, 2015.  The grant date is the end of the performance period, when the executive has risk in the shares that were earned as of that date. The service inception date precedes the grant date because a mutual understanding was achieved between the Company and the executives at the beginning of the performance period.

Share-based compensation expense for the 2015 performance period was $1.3 million for the fiscal year ended April 30, 2015.  Share-based compensation expense for the 2014 performance period was approximately $690,000 and $914,000 for the fiscal years ended April 30, 2015 and 2014.  The TSR threshold was not reached in fiscal year 2013; consequently there was no LTIP expense for the fiscal year ended April 30, 2013.

Trustee Awards

We award share-based compensation to our non-management trustees on an annual basis in the form of unrestricted shares which vest immediately. The value of share-based compensation at grant date for each non-management trustee was $39,139, $28,976, and $15,975 for each of the fiscal years ended April 2015, 2014, and 2013, respectively.

Total Compensation Expense

Total share-based compensation expense recognized in the consolidated financial statements for the three years ended April 30, 2015 for all share-based awards was as follows (in thousands):

	Year Ended April 30,
	2015	2014	2013
Share based compensation expense	$2,215	$1,162	$45

2015 Annual Report F-39

Index
NOTE 20 • continued

Restricted Share Awards

The activity for the two years ended April 30, 2015 related to the Company’s restricted share awards was as follows.  There was no activity related to restricted shares in fiscal year 2013.

	Shares	Wtd Avg Grant- Date Fair Value
Unvested at April 30, 2013	0	$	n/a
Granted	104,855		8.72
Unvested at April 30, 2014	104,855		8.72
Granted	107,536		7.17
Vested during year	(79,181)		8.72
Forfeited	(25,674)		8.72
Unvested at April 30, 2015	107,536		7.17

The total fair value of share grants vested during the fiscal year ended April 30, 2015 was approximately $568,000.  No share grants vested during the fiscal years ended April 30, 2014 and 2013.

As of April 30, 2015, the total compensation cost related to non-vested share awards not yet recognized was approximately $771,000, which the Company expects to recognize during fiscal year 2016.

NOTE 21 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On June 2, 2015, the Company’s Board of Trustees declared the following distributions:

Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	June 15, 2015	July 1, 2015
Preferred shares:
Series A	$0.5156	June 15, 2015	June 30, 2015
Series B	$0.4968	June 15, 2015	June 30, 2015

Pending Acquisition.  Subsequent to the end of fiscal year 2015, the Company signed a purchase agreement to acquire an approximately 28,000-square foot medical office property in Omaha, Nebraska for a purchase price of $6.5 million to be paid in cash.  This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that it will be completed on the terms currently expected or at all.

Completed Disposition.  On May 18, 2015, the Company sold Thresher Square, an office property in Minneapolis, Minnesota, for a sale price of $7.0 million.

Pending Dispositions.  On June 12, 2015, the Company signed an agreement to sell 34 office properties located in 8 states for a sale price of $250.0 million. Also on June 12, 2015, a joint venture in which the Company has a 51% interest signed an agreement to sell five office properties in Mendota Heights, Minnesota, for a sale price of $40.0 million. On June 25, 2015, the Company signed an agreement to sell 17 retail properties and one parcel of unimproved land located in Minnesota, North Dakota and Nebraska for a sale price of $81.5 million. These pending dispositions are part of the Company’s previously announced strategic plan to explore the sale of its office and retail portfolios and the sales are expected to be completed in the second or third quarter of fiscal year 2016. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently expected, or at all.

Commitment Increase to Credit Facility: Under the terms of the First Amendment to Amended and Restated Loan Agreement with First International Bank & Trust as lead bank, the commitment amount may be increased from $90.0 million up to $100.0 million upon meeting various conditions. Subsequent to the end of fiscal year 2015, the Company met such conditions, including providing additional collateral, and the total commitment amount was increased to $100.0 million.

2015 Annual Report F-40

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential
11th Street 3 Plex - Minot, ND	$84	$11	$53	$19	$20	$63	$83	$(12)	2008	40 years
4th Street 4 Plex - Minot, ND	98	15	74	34	23	100	123	(19)	2008	40 years
Alps Park - Rapid City, SD	3,934	287	5,551	165	293	5,710	6,003	(299)	2013	40 years
Apartments on Main - Minot, ND	642	158	1,123	53	193	1,141	1,334	(235)	1987	24-40 years
Arbors - S Sioux City, NE	3,840	350	6,625	1,923	980	7,918	8,898	(2,115)	2006	40 years
Arcata - Golden Valley, MN	0	2,088	29,640	95	2,088	29,735	31,823	(380)	2013	40 years
Ashland - Grand Forks, ND	5,517	741	7,569	163	774	7,699	8,473	(678)	2012	40 years
Boulder Court - Eagan, MN	2,736	1,067	5,498	3,005	1,324	8,246	9,570	(2,539)	2003	40 years
Brookfield Village - Topeka, KS	5,216	509	6,698	1,539	756	7,990	8,746	(2,348)	2003	40 years
Brooklyn Heights - Minot, ND	694	145	1,450	879	219	2,255	2,474	(949)	1997	12-40 years
Campus Center - St. Cloud, MN	1,127	395	2,244	243	407	2,475	2,882	(534)	2007	40 years
Campus Heights - St. Cloud, MN	0	110	628	157	124	771	895	(163)	2007	40 years
Campus Knoll - St. Cloud, MN	752	266	1,512	180	305	1,653	1,958	(364)	2007	40 years
Campus Plaza - St. Cloud, MN	0	54	311	85	60	390	450	(87)	2007	40 years
Campus Side - St. Cloud, MN	0	107	615	161	118	765	883	(170)	2007	40 years
Campus View - St. Cloud, MN	0	107	615	156	113	765	878	(164)	2007	40 years
Canyon Lake - Rapid City, SD	2,843	305	3,958	1,652	376	5,539	5,915	(1,739)	2001	40 years
Castlerock - Billings, MT	6,574	736	4,864	2,165	994	6,771	7,765	(2,726)	1998	40 years
Chateau I - Minot, ND	0	61	5,663	683	71	6,336	6,407	(786)	2013	40 years
Cimarron Hills - Omaha, NE	4,729	706	9,588	4,346	1,334	13,306	14,640	(4,723)	2001	40 years
Colonial Villa - Burnsville, MN	5,473	2,401	11,515	7,471	2,844	18,543	21,387	(5,255)	2003	40 years
Colony - Lincoln, NE	13,303	1,515	15,730	671	1,574	16,342	17,916	(1,316)	2012	40 years
Colton Heights - Minot, ND	391	80	672	421	123	1,050	1,173	(769)	1984	40 years
Commons at Southgate - Minot, ND	0	3,691	31,351	580	3,703	31,919	35,622	(993)	2013	40 years
Cornerstone - St. Cloud, MN	0	54	311	88	57	396	453	(89)	2007	40 years
Cottage West Twin Homes - Sioux Falls, SD	3,586	968	3,762	432	1,022	4,140	5,162	(378)	2011	40 years
Cottonwood - Bismarck, ND	15,586	1,056	17,372	3,294	1,383	20,339	21,722	(6,904)	1997	40 years
Country Meadows - Billings, MT	6,560	491	7,809	1,486	538	9,248	9,786	(3,797)	1995	33-40 years
Crestview - Bismarck, ND	3,839	235	4,290	1,682	515	5,692	6,207	(2,915)	1994	24-40 years
Crown - Rochester, MN	2,571	261	3,289	246	269	3,527	3,796	(470)	2010	40 years
Crown Colony - Topeka, KS	8,081	620	9,956	2,388	898	12,066	12,964	(4,531)	1999	40 years

2015 Annual Report F-41

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Cypress Court - St. Cloud, MN	$13,150	$1,583	$18,874	$148	$1,583	$19,022	$20,605	$(652)	2012	40 years
Dakota Commons - Williston, ND(2)	0	823	9,596	25	824	9,620	10,444	(236)	2012	40 years
Evergreen - Isanti, MN	1,986	380	2,740	116	385	2,851	3,236	(474)	2008	40 years
Evergreen II - Isanti, MN	2,066	691	2,784	55	698	2,832	3,530	(277)	2011	40 years
Fairmont - Minot, ND	332	28	337	117	55	427	482	(76)	2008	40 years
First Avenue - Minot, ND	0	0	3,046	11	0	3,057	3,057	(155)	2013	40 years
Forest Park - Grand Forks, ND	7,560	810	5,579	7,407	1,426	12,370	13,796	(5,333)	1993	24-40 years
Gables Townhomes - Sioux Falls, SD	1,452	349	1,921	173	374	2,069	2,443	(189)	2011	40 years
Grand Gateway - St. Cloud, MN	5,345	814	7,086	805	934	7,771	8,705	(746)	2012	40 years
Greenfield - Omaha, NE	3,552	578	4,122	769	803	4,666	5,469	(932)	2007	40 years
Heritage Manor - Rochester, MN	3,895	403	6,968	2,796	580	9,587	10,167	(3,751)	1998	40 years
Homestead Garden - Rapid City, SD	9,761	655	14,139	156	658	14,292	14,950	(329)	2014	40 years
Indian Hills - Sioux City, IA(2)	0	294	2,921	3,709	397	6,527	6,924	(1,353)	2007	40 years
Kirkwood Manor - Bismarck, ND	3,259	449	2,725	1,676	553	4,297	4,850	(1,786)	1997	12-40 years
Lakeside Village - Lincoln, NE	13,129	1,215	15,837	442	1,263	16,231	17,494	(1,294)	2012	40 years
Landing at Southgate - Minot, ND	0	2,254	12,955	93	2,294	13,008	15,302	(546)	2013	40 years
Landmark - Grand Forks, ND	1,573	184	1,514	1,093	331	2,460	2,791	(1,070)	1997	40 years
Legacy - Grand Forks, ND	15,528	1,362	21,727	6,665	2,133	27,621	29,754	(10,186)	1995-2005	24-40 years
Legacy Heights - Bismarck, ND	0	804	9,162	73	804	9,235	10,039	(21)	2015	40 years
Mariposa - Topeka, KS	2,925	399	5,110	535	427	5,617	6,044	(1,498)	2004	40 years
Meadows - Jamestown, ND(2)	0	590	4,519	1,355	669	5,795	6,464	(2,135)	1998	40 years
Monticello Village - Monticello, MN	2,956	490	3,756	491	621	4,116	4,737	(1,257)	2004	40 years
Northern Valley - Rochester, MN	0	110	610	129	119	730	849	(100)	2010	40 years
North Pointe - Bismarck, ND	3,382	303	3,957	622	354	4,528	4,882	(1,474)	1995-2011	24-40 years
Northridge - Bismarck, ND	6,322	884	7,516	26	888	7,538	8,426	(126)	2014	40 years
Oakmont Estates - Sioux Falls, SD	2,418	422	4,838	638	627	5,271	5,898	(1,746)	2002	40 years
Oakwood Estates - Sioux Falls, SD	3,939	543	2,784	4,336	777	6,886	7,663	(3,214)	1993	40 years
Olympic Village - Billings, MT	10,575	1,164	10,441	3,086	1,785	12,906	14,691	(4,881)	2000	40 years
Olympik Village - Rochester, MN	4,382	1,034	6,109	1,968	1,183	7,928	9,111	(2,127)	2005	40 years
Oxbow Park - Sioux Falls, SD	3,846	404	3,152	2,894	824	5,626	6,450	(2,808)	1994	24-40 years
Park Meadows - Waite Park, MN	8,482	1,143	9,099	5,792	1,629	14,405	16,034	(5,939)	1997	40 years

2015 Annual Report F-42

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Pebble Springs - Bismarck, ND	$757	$7	$748	$165	$54	$866	$920	$(349)	1999	40 years
Pinehurst - Billings, MT	205	72	687	251	81	929	1,010	(305)	2002	40 years
Pinecone Villas - Sartell, MN	0	584	2,191	27	585	2,217	2,802	(95)	2013	40 years
Pines - Minot, ND	111	35	215	185	49	386	435	(141)	1997	40 years
Plaza - Minot, ND	5,348	867	12,784	2,455	995	15,111	16,106	(2,433)	2009	40 years
Pointe West - Rapid City, SD	2,624	240	3,538	1,527	368	4,937	5,305	(2,379)	1994	24-40 years
Ponds at Heritage Place - Sartell, MN	3,852	395	4,564	320	404	4,875	5,279	(363)	2012	40 years
Prairie Winds - Sioux Falls, SD	1,410	144	1,816	487	235	2,212	2,447	(1,228)	1993	24-40 years
Quarry Ridge - Rochester, MN	27,268	2,254	30,024	1,392	2,307	31,363	33,670	(4,533)	2006	40 years
Red 20 - Minneapolis, MN	0	1,900	26,412	4	1,900	26,416	28,316	(445)	2013	40 years
Regency Park Estates - St. Cloud, MN	6,680	702	10,198	1,465	811	11,554	12,365	(1,162)	2011	40 years
Renaissance Heights - Williston, ND	0	2,464	43,488	123	2,467	43,608	46,075	(848)	2013	40 years
Ridge Oaks - Sioux City, IA	3,359	178	4,073	2,437	288	6,400	6,688	(2,205)	2001	40 years
Rimrock West - Billings, MT	3,282	330	3,489	1,510	435	4,894	5,329	(1,765)	1999	40 years
River Ridge - Bismarck, ND	13,200	576	23,826	998	1,438	23,962	25,400	(1,290)	2008	40 years
Rocky Meadows - Billings, MT	5,089	656	5,726	1,201	772	6,811	7,583	(3,129)	1995	40 years
Rum River - Isanti, MN	3,536	843	4,823	215	862	5,019	5,881	(1,020)	2007	40 years
Sherwood - Topeka, KS	12,134	1,142	14,684	3,064	1,694	17,196	18,890	(6,619)	1999	40 years
Sierra Vista - Sioux Falls, SD	1,390	241	2,097	435	265	2,508	2,773	(273)	2011	40 years
Silver Springs - Rapid City, SD	2,230	215	3,006	48	215	3,054	3,269	(68)	2014	40 years
South Pointe - Minot, ND	8,613	550	9,548	2,847	1,343	11,602	12,945	(5,494)	1995	24-40 years
Southpoint - Grand Forks, ND(2)	0	576	9,893	48	591	9,926	10,517	(414)	2013	40 years
Southview - Minot, ND	1,035	185	469	410	240	824	1,064	(371)	1994	40 years
Southwind - Grand Forks, ND	5,503	400	5,034	2,974	765	7,643	8,408	(3,486)	1995	24-40 years
Summit Park - Minot, ND	963	161	1,898	1,550	560	3,049	3,609	(1,249)	1997	24-40 years
Sunset Trail - Rochester, MN	8,009	336	12,814	2,652	581	15,221	15,802	(5,453)	1999	40 years
Temple - Minot, ND	75	0	0	231	0	231	231	(57)	2006	40 years
Terrace Heights - Minot, ND	160	29	312	142	40	443	483	(172)	2006	40 years
Thomasbrook - Lincoln, NE	5,893	600	10,306	3,336	1,403	12,839	14,242	(4,680)	1999	40 years
University Park Place - St. Cloud, MN	0	78	450	115	83	560	643	(118)	2007	40 years
Valley Park - Grand Forks, ND	3,822	294	4,137	3,508	1,115	6,824	7,939	(2,599)	1999	40 years

2015 Annual Report F-43

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Multi-Family Residential - continued
Villa West - Topeka, KS	$12,106	$1,590	$15,760	$923	$1,876	$16,397	$18,273	$(1,331)	2012	40 years
Village Green - Rochester, MN	1,047	234	2,296	962	359	3,133	3,492	(935)	2003	40 years
West Stonehill - Waite Park, MN	8,448	939	10,167	5,224	1,533	14,797	16,330	(6,896)	1995	40 years
Westridge - Minot, ND	1,604	68	1,887	263	77	2,141	2,218	(377)	2008	40 years
Westwood Park - Bismarck, ND	1,950	116	1,909	1,784	284	3,525	3,809	(1,425)	1998	40 years
Whispering Ridge - Omaha, NE	22,000	2,139	25,424	732	2,276	26,019	28,295	(1,563)	2012	40 years
Williston Garden - Williston, ND	10,870	1,400	17,696	85	1,421	17,760	19,181	(2,132)	2012	40 years
Winchester - Rochester, MN	2,564	748	5,622	1,846	1,009	7,207	8,216	(2,297)	2003	40 years
Woodridge - Rochester, MN	6,257	370	6,028	2,207	642	7,963	8,605	(3,557)	1997	40 years
Total Multi-Family Residential	$423,385	$65,410	$746,299	$134,811	$81,919	$864,601	$946,520	$(180,414)

Office
1st Avenue Building - Minot, ND	$0	$30	$337	$0	$30	$337	$367	$(41)	1981	33-40 years
610 Business Center IV - Brooklyn Park, MN	6,759	975	5,542	2,886	980	8,423	9,403	(2,408)	2007	40 years
7800 West Brown Deer Road - Milwaukee, WI	10,320	1,455	8,756	2,431	1,475	11,167	12,642	(4,022)	2003	40 years
American Corporate Center - Mendota Heights, MN	8,670	893	16,768	4,067	893	20,835	21,728	(8,926)	2002	40 years
Ameritrade - Omaha, NE	2,020	327	7,957	65	327	8,022	8,349	(3,215)	1999	40 years
Benton Business Park - Sauk Rapids, MN	0	188	1,261	87	188	1,348	1,536	(429)	2003	40 years
Bismarck 715 East Broadway - Bismarck, ND	2,103	389	1,283	1,126	443	2,355	2,798	(458)	2008	40 years
Brenwood - Minnetonka, MN	0	1,642	12,138	3,864	1,650	15,994	17,644	(5,810)	2002	40 years
Brook Valley I - La Vista, NE	1,209	347	1,671	134	347	1,805	2,152	(458)	2005	40 years
Corporate Center West - Omaha, NE	17,315	3,880	5,253	21	3,880	5,274	9,154	(126)	2006	40 years
Crosstown Centre - Eden Prairie, MN	9,000	2,884	14,569	3,183	2,980	17,656	20,636	(4,939)	2004	40 years
Eden Prairie 6101 Blue Circle Dr - Eden Prairie, MN	0	666	4,197	1	666	4,198	4,864	(1,701)	1999	40 years
Farnam Executive Center - Omaha, NE	12,160	2,188	7,912	1	2,188	7,913	10,101	(190)	2006	40 years
Flagship - Eden Prairie, MN	21,565	1,899	15,518	31	1,913	15,535	17,448	(373)	2006	40 years
Gateway Corporate Center - Woodbury, MN	8,700	1,637	6,663	0	1,637	6,663	8,300	(160)	2006	40 years
Golden Hills Office Center - Golden Valley, MN	17,417	3,018	18,544	4,313	3,018	22,857	25,875	(8,851)	2003	40 years
Granite Corporate Center - St. Cloud, MN	5,313	588	7,808	1,521	740	9,177	9,917	(3,524)	2001	40 years
Great Plains - Fargo, ND(2)	0	126	15,240	721	126	15,961	16,087	(6,161)	1997	40 years
Highlands Ranch I - Highlands Ranch, CO	0	2,268	8,362	1,117	2,268	9,479	11,747	(2,211)	2006	40 years
Highlands Ranch II - Highlands Ranch, CO	0	1,437	9,549	1,901	1,437	11,450	12,887	(3,391)	2004	40 years
Interlachen Corporate Center - Edina, MN	8,800	1,650	14,983	2,530	1,693	17,470	19,163	(6,389)	2001	40 years

2015 Annual Report F-44

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Office - continued
Intertech Building - Fenton, MO	$4,177	$2,130	$3,968	$1,721	$2,191	$5,628	$7,819	$(1,253)	2007	40 years
Mendota Office Center I - Mendota Heights, MN	3,734	835	6,169	1,402	835	7,571	8,406	(2,683)	2002	40 years
Mendota Office Center II - Mendota Heights, MN	5,516	1,121	10,085	2,097	1,121	12,182	13,303	(4,882)	2002	40 years
Mendota Office Center III - Mendota Heights, MN	3,791	970	5,734	957	970	6,691	7,661	(2,419)	2002	40 years
Mendota Office Center IV - Mendota Heights, MN	4,507	1,070	7,635	1,510	1,070	9,145	10,215	(3,235)	2002	40 years
Minnesota National Bank - Duluth, MN	628	287	1,454	224	288	1,677	1,965	(475)	2004	40 years
Minot 1400 31st Ave - Minot, ND(2)	0	1,026	6,143	4,404	1,038	10,535	11,573	(2,287)	2010	40 years
Minot 2505 16th Street SW - Minot, ND(2)	0	298	1,724	296	298	2,020	2,318	(275)	2009	40 years
Miracle Hills One - Omaha, NE	8,895	1,974	5,726	6	1,974	5,732	7,706	(139)	2006	40 years
Northpark Corporate Center - Arden Hills, MN	11,519	2,034	14,584	2,497	2,037	17,078	19,115	(4,231)	2006	40 years
Omaha 10802 Farnam Dr - Omaha, NE	5,061	2,462	4,374	392	2,818	4,410	7,228	(525)	2010	40 years
Pacific Hills - Omaha, NE	16,770	4,220	6,280	243	4,220	6,523	10,743	(180)	2006	40 years
Plaza 16 - Minot, ND	7,098	389	5,444	3,860	598	9,095	9,693	(2,041)	2009	40 years
Plaza VII - Boise, ID	0	300	913	4	300	917	1,217	(11)	2003	40 years
Plymouth 5095 Nathan Lane - Plymouth, MN	1,147	604	1,253	87	636	1,308	1,944	(258)	2007	40 years
Prairie Oak Business Center - Eden Prairie, MN	3,120	531	4,069	2,523	1,030	6,093	7,123	(2,365)	2003	40 years
Rapid City 900 Concourse Drive - Rapid City, SD	181	285	6,600	1,151	514	7,522	8,036	(2,912)	2000	40 years
Riverport - Maryland Heights, MO	19,690	1,891	6,109	0	1,891	6,109	8,000	(146)	2006	40 years
Spring Valley IV - Omaha, NE	720	178	916	60	186	968	1,154	(259)	2005	40 years
Spring Valley V - Omaha, NE	792	212	1,123	251	240	1,346	1,586	(388)	2005	40 years
Spring Valley X - Omaha, NE	734	180	1,024	80	189	1,095	1,284	(282)	2005	40 years
Spring Valley XI - Omaha, NE	720	143	1,094	36	151	1,122	1,273	(276)	2005	40 years
Superior Office Building - Duluth, MN	944	336	2,200	143	336	2,343	2,679	(688)	2004	40 years
TCA Building - Eagan, MN	7,500	627	8,571	915	684	9,429	10,113	(2,767)	2003	40 years
Three Paramount Plaza - Bloomington, MN	0	1,261	6,149	1,961	1,482	7,889	9,371	(3,085)	2002	40 years
Timberlands - Leawood, KS	13,155	2,375	9,601	189	2,375	9,790	12,165	(242)	2006	40 years
UHC Office - International Falls, MN	800	119	2,366	230	119	2,596	2,715	(734)	2004	40 years
US Bank Financial Center - Bloomington, MN	12,766	3,117	13,350	2,023	3,195	15,295	18,490	(3,805)	2005	40 years
Wells Fargo Center - St Cloud, MN	5,787	869	8,373	1,956	884	10,314	11,198	(2,641)	2005	40 years
West River Business Park - Waite Park, MN	0	235	1,195	267	235	1,462	1,697	(430)	2003	40 years
Westgate - Boise, ID	3,844	1,000	10,618	1,933	1,000	12,551	13,551	(4,512)	2003	40 years
Woodlands Plaza IV - Maryland Heights, MO	4,360	771	4,609	1,461	862	5,979	6,841	(1,501)	2006	40 years
Total Office	$279,307	$62,337	$353,764	$64,879	$64,646	$416,334	$480,980	$(115,710)

2015 Annual Report F-45

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Healthcare
2800 Medical Building - Minneapolis, MN	$7,740	$204	$7,135	$2,492	$229	$9,602	$9,831	$(3,037)	2005	40 years
2828 Chicago Avenue - Minneapolis, MN	12,105	726	11,319	5,627	729	16,943	17,672	(4,011)	2007	40 years
Airport Medical - Bloomington, MN	431	0	4,678	0	0	4,678	4,678	(1,730)	2002	40 years
Barry Pointe Office Park - Kansas City, MO	1,369	384	2,366	226	392	2,584	2,976	(547)	2007	40 years
Billings 2300 Grant Road - Billings, MT	1,226	649	1,216	0	649	1,216	1,865	(146)	2010	40 years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	8,092	1,071	6,842	1,968	1,092	8,789	9,881	(1,612)	2008	40 years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	5,066	189	5,127	971	203	6,084	6,287	(1,078)	2008	40 years
Casper 1930 E 12th Street (Park Place) - Casper, WY(2)	0	439	5,780	172	439	5,952	6,391	(855)	2009	40 years
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY(2)	0	388	10,494	576	459	10,999	11,458	(1,510)	2009	40 years
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY(2)	0	628	10,272	270	629	10,541	11,170	(1,457)	2009	40 years
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY(2)	0	695	7,455	50	695	7,505	8,200	(1,020)	2009	40 years
Denfeld Clinic - Duluth, MN	1,430	501	2,597	1	501	2,598	3,099	(718)	2004	40 years
Eagan 1440 Duckwood Medical - Eagan, MN	0	521	1,547	556	521	2,103	2,624	(635)	2008	40 years
Edgewood Vista - Belgrade, MT	0	35	779	21	35	800	835	(140)	2008	40 years
Edgewood Vista - Billings, MT	1,785	115	1,767	66	115	1,833	1,948	(323)	2008	40 years
Edgewood Vista - Bismarck, ND	0	511	9,193	177	511	9,370	9,881	(2,231)	2005	40 years
Edgewood Vista - Brainerd, MN	0	587	8,999	134	587	9,133	9,720	(2,184)	2005	40 years
Edgewood Vista - Columbus, NE	0	43	824	24	44	847	891	(148)	2008	40 years
Edgewood Vista - East Grand Forks, MN	2,718	290	1,352	59	290	1,411	1,701	(251)	2000	40 years
Edgewood Vista - Fargo, ND	11,846	775	20,870	199	775	21,069	21,844	(3,730)	2008	40 years
Edgewood Vista - Fremont, NE	550	56	490	54	56	544	600	(179)	2008	40 years
Edgewood Vista - Grand Island, NE	0	33	773	51	39	818	857	(142)	2008	40 years
Edgewood Vista - Hastings, NE	567	49	517	63	50	579	629	(197)	2008	40 years
Edgewood Vista - Hermantown I, MN	15,197	288	9,871	1,761	288	11,632	11,920	(3,888)	2000	40 years
Edgewood Vista - Hermantown II, MN	0	719	10,517	121	719	10,638	11,357	(2,542)	2005	40 years
Edgewood Vista - Kalispell, MT	568	70	502	633	70	1,135	1,205	(364)	2001	40 years
Edgewood Vista - Minot, ND	9,017	1,045	11,590	210	1,047	11,798	12,845	(1,307)	2010	40 years
Edgewood Vista - Missoula, MT	807	109	854	94	116	941	1,057	(412)	1996	40 years
Edgewood Vista - Norfolk, NE	0	42	722	22	42	744	786	(131)	2008	40 years
Edgewood Vista - Omaha, NE	359	89	547	53	89	600	689	(201)	2001	40 years

2015 Annual Report F-46

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Healthcare - continued
Edgewood Vista - Sioux Falls, SD	$1,022	$314	$974	$58	$314	$1,032	$1,346	$(185)	2008	40 years
Edgewood Vista - Spearfish, SD	0	315	8,584	124	330	8,693	9,023	(1,710)	2005	40 years
Edgewood Vista - Virginia, MN	12,927	246	11,823	313	246	12,136	12,382	(3,669)	2002	40 years
Edina 6363 France Medical - Edina, MN	9,567	0	12,675	2,906	0	15,581	15,581	(3,781)	2008	40 years
Edina 6405 France Medical - Edina, MN	8,145	0	12,201	41	0	12,242	12,242	(2,969)	2008	40 years
Edina 6517 Drew Avenue - Edina, MN	0	353	660	529	372	1,170	1,542	(579)	2002	40 years
Edina 6525 Drew Avenue - Edina, MN	0	388	117	0	388	117	505	(10)	2011	40 years
Edina 6525 France SMC II - Edina, MN	9,803	755	8,054	5,723	1,040	13,492	14,532	(5,874)	2003	40 years
Edina 6545 France SMC I - Edina MN	29,622	3,480	30,192	14,423	3,480	44,615	48,095	(17,035)	2001	40 years
Fresenius - Duluth, MN	576	50	1,520	2	50	1,522	1,572	(420)	2004	40 years
Garden View - St. Paul, MN	0	0	7,408	898	26	8,280	8,306	(2,723)	2002	40 years
Gateway Clinic - Sandstone, MN	828	66	1,699	0	66	1,699	1,765	(469)	2004	40 years
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	7,366	3,239	18,362	0	3,239	18,362	21,601	(6,867)	2000	40 years
High Pointe Health Campus - Lake Elmo, MN	7,500	1,305	10,528	2,091	1,329	12,595	13,924	(3,750)	2004	40 years
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY(2)	0	406	10,151	27	406	10,178	10,584	(1,251)	2009	40 years
Legends at Heritage Place - Sartell, MN	0	970	9,920	0	970	9,920	10,890	(382)	2013	40 years
Mariner Clinic - Superior, WI	1,811	0	3,781	90	20	3,851	3,871	(1,077)	2004	40 years
Minneapolis 701 25th Avenue Medical - Minneapolis, MN	7,196	0	7,873	1,566	0	9,439	9,439	(1,837)	2008	40 years
Missoula 3050 Great Northern - Missoula, MT	1,267	640	1,331	0	640	1,331	1,971	(159)	2010	40 years
Park Dental - Brooklyn Center, MN	247	185	2,767	0	185	2,767	2,952	(873)	2002	40 years
Pavilion I - Duluth, MN	4,773	1,245	8,898	31	1,245	8,929	10,174	(2,445)	2004	40 years
Pavilion II - Duluth, MN	8,783	2,715	14,673	1,937	2,715	16,610	19,325	(5,788)	2004	40 years
Ritchie Medical Plaza - St Paul, MN	5,980	1,615	7,851	3,611	1,647	11,430	13,077	(2,880)	2005	40 years
Sartell 2000 23rd Street South - Sartell, MN	1,593	0	11,781	934	0	12,715	12,715	(4,101)	2002	40 years
Spring Creek-American Falls - American Falls, ID	2,086	145	3,870	0	145	3,870	4,015	(404)	2011	40 years
Spring Creek-Boise - Boise, ID	2,751	708	4,296	0	708	4,296	5,004	(482)	2011	40 years
Spring Creek-Eagle - Eagle, ID	1,919	263	3,775	0	263	3,775	4,038	(396)	2011	40 years
Spring Creek-Fruitland - Fruitland, ID	0	550	6,565	0	550	6,565	7,115	(260)	2014	40 years
Spring Creek-Meridian - Meridian, ID	3,171	424	6,724	0	424	6,724	7,148	(698)	2011	40 years
Spring Creek-Overland - Overland, ID	3,106	687	5,942	0	687	5,942	6,629	(644)	2011	40 years

2015 Annual Report F-47

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Healthcare - continued
Spring Creek-Soda Springs - Soda Springs, ID	$751	$66	$2,124	$33	$66	$2,157	$2,223	$(228)	2011	40 years
Spring Creek-Ustick - Meridian, ID	0	467	3,833	0	467	3,833	4,300	(370)	2011	40 years
St Michael Clinic - St Michael, MN	1,795	328	2,259	264	328	2,523	2,851	(510)	2007	40 years
Trinity at Plaza 16 - Minot, ND	4,718	568	9,009	125	674	9,028	9,702	(820)	2011	40 years
Wells Clinic - Hibbing, MN	1,263	162	2,497	2	162	2,499	2,661	(690)	2004	40 years
Total Healthcare	$221,439	$33,906	$411,712	$52,379	$34,593	$463,404	$497,997	$(113,062)

Industrial
Bloomington 2000 W 94th Street - Bloomington, MN(2)	$0	$2,133	$4,097	$1,217	$2,204	$5,243	$7,447	$(1,423)	2006	40 years
Lexington Commerce Center - Eagan, MN	1,604	453	4,352	1,977	480	6,302	6,782	(2,831)	1999	40 years
Minot IPS - Minot, ND(2)	0	416	5,952	0	416	5,952	6,368	(374)	2012	40 years
Stone Container - Fargo, ND	382	440	6,597	104	440	6,701	7,141	(2,943)	2001	40 years
Roseville 3075 Long Lake Road - Roseville, MN	0	810	9,562	1,326	810	10,888	11,698	(145)	2001	40 years
Urbandale 3900 106th Street - Urbandale, IA	10,418	3,680	9,893	1,982	3,863	11,692	15,555	(2,553)	2007	40 years
Woodbury 1865 Woodlane - Woodbury, MN	0	1,108	2,628	1,884	1,123	4,497	5,620	(987)	2007	40 years
Total Industrial	$12,404	$9,040	$43,081	$8,490	$9,336	$51,275	$60,611	$(11,256)

2015 Annual Report F-48

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life on which depreciation in latest income statement is computed
Retail
17 South Main - Minot, ND	$75	$15	$75	$197	$17	$270	$287	$(202)	2000	40 years
Arrowhead First International Bank - Minot, ND	0	75	1,211	20	95	1,211	1,306	(65)	2013	40 years
Burnsville 1 Strip Center - Burnsville, MN	0	208	773	200	208	973	1,181	(306)	2003	40 years
Champlin South Pond - Champlin, MN	1,185	842	2,703	105	866	2,784	3,650	(797)	2004	40 years
Chan West Village - Chanhassen, MN	12,307	5,035	14,665	2,079	5,679	16,100	21,779	(5,215)	2003	40 years
Dakota West Plaza - Minot , ND	347	92	493	30	106	509	615	(122)	2006	40 years
Duluth 4615 Grand - Duluth, MN	544	130	1,800	156	131	1,955	2,086	(499)	2004	40 years
Duluth Denfeld Retail - Duluth, MN	1,798	276	4,699	185	297	4,863	5,160	(1,380)	2004	40 years
Forest Lake Auto - Forest Lake, MN	0	50	446	13	50	459	509	(143)	2003	40 years
Forest Lake Westlake Center - Forest Lake, MN	0	2,446	5,304	1,747	2,480	7,017	9,497	(1,830)	2003	40 years
Grand Forks Carmike - Grand Forks, ND	1,304	184	2,360	2	184	2,362	2,546	(1,211)	1994	40 years
Grand Forks Medpark Mall - Grand Forks, ND	0	681	4,808	231	722	4,998	5,720	(1,924)	2000	40 years
Jamestown Buffalo Mall - Jamestown, ND	1,717	566	5,551	2,975	1,114	7,978	9,092	(1,996)	2003	40 years
Jamestown Business Center - Jamestown, ND	327	297	1,023	1,312	333	2,299	2,632	(965)	2003	40 years
Lakeville Strip Center - Lakeville, MN	0	46	1,142	955	94	2,049	2,143	(726)	2003	40 years
Minot Arrowhead - Minot, ND(2)	0	100	3,216	5,553	176	8,693	8,869	(2,058)	1973	40 years
Minot Plaza - Minot, ND	758	50	453	155	80	578	658	(339)	1993	40 years
Minot Southgate Wells Fargo Bank - Minot, ND	0	992	2,194	0	992	2,194	3,186	(24)	2014	40 years
Monticello C Store - Monticello, MN	0	65	770	37	97	775	872	(247)	2003	40 years
Omaha Barnes & Noble - Omaha, NE	0	600	3,099	0	600	3,099	3,699	(1,511)	1995	40 years
Pine City C-Store - Pine City, MN	0	83	357	12	83	369	452	(118)	2003	40 years
Pine City Evergreen Square - Pine City, MN	0	154	2,646	1,334	385	3,749	4,134	(1,104)	2003	40 years
Rochester Maplewood Square - Rochester, MN	6,325	3,275	8,610	2,155	3,652	10,388	14,040	(3,936)	1999	40 years
St. Cloud Westgate - St. Cloud, MN	0	885	5,535	1,396	1,002	6,814	7,816	(1,827)	2004	40 years
Total Retail	$26,687	$17,147	$73,933	$20,849	$19,443	$92,486	$111,929	$(28,545)

Subtotal	$963,222	$187,840	$1,628,789	$281,408	$209,937	$1,888,100	$2,098,037	$(448,987)

2015 Annual Report F-49

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Unimproved Land
Badger Hills - Rochester, MN	$0	$1,050	$0	$0	$1,050	$0	$1,050	$0	2012
Bismarck 4916 - Bismarck, ND	0	3,250	0	0	3,250	0	3,250	0	2013
Bismarck 700 E Main - Bismarck, ND	0	314	0	565	879	0	879	0	2008
Creekside Crossing - Bismarck, ND	0	4,286	0	0	4,286	0	4,286	0	2014
Georgetown Square - Grand Chute, WI	0	1,860	0	0	1,860	0	1,860	0	2006
Grand Forks - Grand Forks, ND	0	4,278	0	0	4,278	0	4,278	0	2012
Isanti Unimproved - Isanti, MN	0	58	0	0	58	0	58	0	2014
Legends at Heritage Place - Sartell, MN	0	537	0	0	537	0	537	0	2013
Minot 1525 24th Ave SW - Minot, ND	0	1,262	0	0	1,262	0	1,262	0	2014
Monticello - Monticello, MN	0	115	0	3	118	0	118	0	2006
Monticello 7th Addition - Monticello, MN	0	1,734	0	0	1,734	0	1,734	0	2014
Rapid City Unimproved- Rapid City, SD	0	1,376	0	0	1,376	0	1,376	0	2014
Renaissance Heights - Williston, ND	0	2,229	0	1,581	3,810	0	3,810	0	2012
River Falls - River Falls, WI	0	176	0	5	181	0	181	0	2003
Spring Creek Fruitland - Fruitland, IA	0	339	0	0	339	0	339	0	2014
TCA - Eagan, MN	0	325	0	0	325	0	325	0	2006
Urbandale - Urbandale, IA	0	5	0	109	114	0	114	0	2009
Weston - Weston, WI	0	370	0	0	370	0	370	0	2006
Total Unimproved Land	$0	$23,564	$0	$2,263	$25,827	0	$25,827	$0

2015 Annual Report F-50

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

		Initial Cost to Company			Gross amount at which carried at close of period
Description	Encumbrances(1)	Land	Buildings & Improvements	Costs capitalized subsequent to acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition
Development in Progress
71 France - Edina, MN	$0	$4,721	$27,655	$2,761	$4,721	$30,416	$35,137	$0	2014
Cardinal Point - Grand Forks, ND	0	1,600	21,455	3,395	1,600	24,850	26,450	0	2013
Chateau II - Minot, ND	0	240	12,080	809	240	12,889	13,129	0	2013
Deer Ridge - Jamestown, ND	0	711	13,580	1,064	711	14,644	15,355	0	2013
Edina 6565 France SMC III - Edina, MN	0	0	20,799	1,750	0	22,549	22,549	0	2014
Minot Southgate Retail - Minot, ND	0	889	1,199	76	889	1,275	2,164	0	2014
PrairieCare Medical - Brooklyn Park, MN	0	2,610	14,715	2,132	2,610	16,847	19,457	0	2014
Renaissance Heights - Williston, ND	0	616	11,156	1,363	616	12,519	13,135	0	2013
Other	0	402	3,233	2,983	402	6,216	6,618	0	n/a
Total Development in Progress	$0	$11,789	$125,872	$16,333	$11,789	$142,205	$153,994	$0

Total	$963,222	$223,193	$1,754,661	$300,004	$247,553	$2,030,305	$2,277,858	$(448,987)

(1)	Amounts in this column are the mortgages payable balances as of April 30, 2015. These amounts do not include amounts owing under the Company’s multi-bank line of credit or under the Company’s construction loans.
(2)	As of April 30, 2015, this property was included in the collateral pool securing the Company’s $90.0 million multi-bank line of credit. The Company may add and remove eligible properties from the collateral pool if certain minimum collateral requirements are satisfied. Advances under the facility may not exceed 60% of the value of properties provided as security.

2015 Annual Report F-51

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Reconciliations of the carrying value of total property owned for the three years ended April 30, 2015, 2014, and 2013 are as follows:

	(in thousands)
	2015	2014	2013

Balance at beginning of year	$1,996,031	$2,032,970	$1,892,009
Additions during year
Multi-Family Residential	183,114	84,117	113,859
Office	0	0	0
Healthcare	0	18,005	11,122
Industrial	9,037	0	5,900
Retail	3,186	0	1,240
Improvements and Other	31,706	34,637	36,375
	2,223,074	2,169,729	2,060,505
Deductions during year
Cost of real estate sold	(15,719)	(85,030)	(21,953)
Impairment charge	(3,008)	(43,189)	(305)
Write down of asset and accumulated depreciation on impaired assets	(2,055)	(31,688)	0
Properties classified as held for sale during the year	(97,824)	(10,307)	(1,893)
Other(1)	(6,431)	(3,484)	(3,384)
Balance at close of year	$2,098,037	$1,996,031	$2,032,970

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2015, 2014, and 2013, are as follows:

	(in thousands)
	2015	2014	2013

Balance at beginning of year	$424,288	$420,421	$373,490
Additions during year
Provisions for depreciation	60,658	57,575	56,611
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	(29,463)	(19,413)	(6,444)
Write down of asset and accumulated depreciation on impaired assets	(2,055)	(31,688)	0
Other(1)	(4,441)	(2,607)	(3,236)
Balance at close of year	$448,987	$424,288	$420,421

2015 Annual Report F-52

Index
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
April 30, 2015

Schedule III

REAL ESTATE AND ACCUMULATED DEPRECIATION - continued

Reconciliations of development in progress for the three years ended April 30, 2015, 2014, and 2013, are as follows:

	(in thousands)
	2015	2014	2013

Balance at beginning of year	$104,609	$46,782	$27,599
Additions during year
Unimproved land acquisitions	12,647	2,079	9,177
Unimproved land moved to development in progress	7,015	2,870	0
Improvements and other	189,306	123,240	52,970
Deductions during year
Involuntary conversion	0	(7,052)	0
Development placed in service(2)	(159,578)	(63,210)	(42,964)
Other(3)	(5)	(100)	0
Balance at close of year	$153,994	$104,609	$46,782

Reconciliations of unimproved land for the three years ended April 30, 2015, 2014, and 2013, are as follows:

	(in thousands)
	2015	2014	2013

Balance at beginning of year	$22,864	$21,503	$10,990
Additions during year
Unimproved land acquisitions	10,487	3,022	13,329
Improvements and other	1,533	1,209	854
Deductions during year
Cost of real estate sold	(670)	0	0
Impairment charge	(1,293)	0	0
Properties classified as held for sale during the year	(79)	0	0
Unimproved land moved to development in progress	(7,015)	(2,870)	(3,670)
Balance at close of year	$25,827	$22,864	$21,503

Total real estate investments(4)	$1,828,871	$1,699,216	$1,680,834

(1)	Consists of miscellaneous disposed assets.
(2)	Includes development projects that are placed in service in phases.
(3)	Consists of miscellaneous re-classed assets.
(4)	The net basis of the Company’s real estate investments for Federal Income Tax purposes was $1.7 billion, $1.5 billion and $1.5 billion at April 30, 2015, 2014 and 2013, respectively.

2015 Annual Report F-54