Form 10-Q
period 2015-07-31
INVESTORS REAL ESTATE TRUST
filed 2015-09-09
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

The number of common shares of beneficial interest outstanding as of September 2, 2015, was 125,548,702.

PART I
ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2016
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	July 31, 2015	April 30, 2015
ASSETS
Real estate investments
Property owned	$1,618,948	$1,546,367
Less accumulated depreciation	(325,536)	(313,308)
	1,293,412	1,233,059
Development in progress	133,794	153,994
Unimproved land	24,542	25,827
Total real estate investments	1,451,748	1,412,880
Assets held for sale	453,217	463,103
Cash and cash equivalents	44,770	48,970
Other investments	329	329
Receivable arising from straight-lining of rents, net of allowance of $689 and $718, respectively	15,612	15,617
Accounts receivable, net of allowance of $135 and $438, respectively	3,650	2,865
Real estate deposits	6,614	2,489
Prepaid and other assets	2,224	3,174
Intangible assets, net of accumulated amortization of $20,643 and $19,610, respectively	25,179	26,213
Tax, insurance, and other escrow	8,858	10,073
Property and equipment, net of accumulated depreciation of $1,482 and $1,464, respectively	1,464	1,542
Goodwill	1,718	1,718
Deferred charges and leasing costs, net of accumulated amortization of $8,301 and $8,077, respectively	9,290	8,864
TOTAL ASSETS	$2,024,673	$1,997,837
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Liabilities held for sale	$308,812	$321,393
Accounts payable and accrued expenses	60,506	56,399
Revolving line of credit	83,500	60,500
Mortgages payable	669,734	668,112
Construction debt and other	165,873	144,111
TOTAL LIABILITIES	1,288,425	1,250,515
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,361	6,368
EQUITY
Investors Real Estate Trust shareholders’ equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2015 and April 30, 2015, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at July 31, 2015 and April 30, 2015, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 125,519,557 shares issued and outstanding at July 31, 2015, and 124,455,624 shares issued and outstanding at April 30, 2015)	957,707	951,868
Accumulated distributions in excess of net income	(452,971)	(438,432)
Total Investors Real Estate Trust shareholders’ equity	643,410	652,110
Noncontrolling interests – Operating Partnership (13,921,386 units at July 31, 2015 and 13,999,725 units at April 30, 2015)	56,120	58,325
Noncontrolling interests – consolidated real estate entities	30,357	30,519
Total equity	729,887	740,954
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$2,024,673	$1,997,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three months ended July 31, 2015 and 2014

	(in thousands, except per share data)
	Three Months Ended July 31
	2015	2014
REVENUE
Real estate rentals	$45,522	$43,564
Tenant reimbursement	4,396	4,857
TRS senior housing revenue	1,038	793
TOTAL REVENUE	50,956	49,214
EXPENSES
Depreciation/amortization related to real estate investments	13,272	12,214
Utilities	3,206	2,945
Maintenance	5,374	4,986
Real estate taxes	4,917	4,987
Insurance	1,100	1,462
Property management expenses	3,871	3,666
Other property expenses	(68)	206
TRS senior housing expenses	769	693
Administrative expenses	2,454	3,664
Other expenses	424	612
Amortization related to non-real estate investments	171	221
Impairment of real estate investments	1,285	2,320
TOTAL EXPENSES	36,775	37,976
Operating income	14,181	11,238
Interest expense	(9,196)	(9,747)
Interest income	556	560
Other income	51	126
Income before loss on sale of real estate and other investments and income from discontinued operations	5,592	2,177
Loss on sale of real estate and other investments	(175)	(2,993)
Income (loss) from continuing operations	5,417	(816)
(Loss) income from discontinued operations	(690)	617
NET INCOME (LOSS)	4,727	(199)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(186)	402
Net income attributable to noncontrolling interests – consolidated real estate entities	(1)	(354)
Net income (loss) attributable to Investors Real Estate Trust	4,540	(151)
Dividends to preferred shareholders	(2,879)	(2,879)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,661	$(3,030)
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.02	$(.03)
Loss per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	(.01)	.00
NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$.01	$(.03)
DIVIDENDS PER COMMON SHARE	$.1300	$.1300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the three months ended July 31, 2015 and 2014

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
Net income attributable to Investors Real Estate Trust and noncontrolling interests					(151)	(157)	(308)
Distributions – common shares and units					(14,264)	(2,740)	(17,004)
Distributions – Series A preferred shares					(593)		(593)
Distributions – Series B preferred shares					(2,286)		(2,286)
Distribution reinvestment and share purchase plan			2,422	20,926			20,926
Share-based compensation			204	1,889			1,889
Redemption of units for common shares			3,118	18,332		(18,332)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						3,212	3,212
Other						(185)	(185)
Balance July 31, 2014	5,750	$138,674	114,763	$884,415	$(407,052)	$110,160	$726,197

Balance April 30, 2015	5,750	$138,674	124,455	$951,868	$(438,432)	$88,844	$740,954
Net income attributable to Investors Real Estate Trust and noncontrolling interests					4,540	194	4,734
Distributions – common shares and units					(16,200)	(1,815)	(18,015)
Distributions – Series A preferred shares					(593)		(593)
Distributions – Series B preferred shares					(2,286)		(2,286)
Distribution reinvestment and share purchase plan			766	5,241			5,241
Share-based compensation			220	22			22
Partnership units issued						0	0
Redemption of units for common shares			79	576		(576)	0
Other						(170)	(170)
Balance July 31, 2015	5,750	$138,674	125,520	$957,707	$(452,971)	$86,477	$729,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the three months ended July 31, 2015 and 2014

	(in thousands)
	Three Months Ended July 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,727	$(199)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,713	12,730
Depreciation and amortization from discontinued operations	4,996	4,733
Loss on sale of real estate, land, other investments and discontinued operations	175	2,993
Share-based compensation expense	66	1,763
Impairment of real estate investments	1,725	2,320
Bad debt expense	(97)	136
Changes in other assets and liabilities:
Decrease (increase) in receivable arising from straight-lining of rents	269	(143)
Decrease in accounts receivable	313	1,229
Decrease in prepaid and other assets	1,215	1,197
Decrease in tax, insurance and other escrow	41	146
Increase in deferred charges and leasing costs	(1,436)	(926)
Decrease in accounts payable, accrued expenses, and other liabilities	(925)	(2,594)
Net cash provided by operating activities	24,782	23,385
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	5	140
Payments for real estate deposits	(4,131)	(3,736)
Decrease in lender holdbacks for improvements	1,354	609
Increase in lender holdbacks for improvements	(292)	(326)
Proceeds from sale of real estate and other investments	6,783	6,416
Insurance proceeds received	20	2,054
Payments for acquisitions of real estate assets	0	(13,008)
Payments for development and re-development of real estate assets	(40,678)	(36,892)
Payments for improvements of real estate assets	(7,043)	(5,849)
Payments for improvements of real estate assets from discontinued operations	(1,470)	(1,707)
Net cash used by investing activities	(45,452)	(52,299)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	23,123	25,000
Principal payments on mortgages payable	(35,594)	(18,090)
Proceeds from revolving line of credit and other debt	23,000	30,000
Principal payments on revolving line of credit and other debt	0	(17,000)
Proceeds from construction debt	21,763	20,492
Proceeds from sale of common shares under distribution reinvestment and share purchase program	1,115	16,941
Proceeds from noncontrolling partner – consolidated real estate entities	0	1,006
Distributions paid to common shareholders, net of reinvestment of $3,997 and $3,801, respectively	(12,203)	(10,463)
Distributions paid to preferred shareholders	(2,879)	(2,879)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $130 and $185, respectively	(1,685)	(2,555)
Distributions paid to noncontrolling interests – consolidated real estate entities	(170)	(185)
Net cash provided by financing activities	16,470	42,267
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,200)	13,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,970	47,267
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,770	$60,620

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the three months ended July 31, 2015 and 2014

	(in thousands)
	Three Months Ended July 31
	2015	2014
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$3,997	$3,801
Operating partnership distribution reinvestment plan	130	185
Operating partnership units converted to shares	576	18,332
Real estate assets acquired through assumption of indebtedness and accrued costs	0	12,169
Increase to accounts payable included within real estate investments	6,880	6,129
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	0	2,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $2,310 and $1,030, respectively	$9,268	$13,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2015 and 2014

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET” or the “Company”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multi-family and commercial real estate. IRET has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the three months ended July 31, 2015 and 2014. IRET’s multi-family residential properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Colorado, Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of July 31, 2015, IRET held for investment 100 multi-family residential properties with 12,027 apartment units and 81 commercial properties, consisting of healthcare, industrial and other, totaling 4.4 million net rentable square feet. IRET held for sale 67 commercial properties as of July 31, 2015. IRET conducts a majority of its business activities through its consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

The accompanying condensed consolidated financial statements include the accounts of IRET and its interest in the Operating Partnership. The Company’s interest in the Operating Partnership was 90.0% of the common units of the Operating Partnership as of July 31, 2015 and 89.9% as of April 30, 2015. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, IRET has the choice of redeeming the limited partners’ interests (“Units”) for IRET common shares of beneficial interest, on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units (provided, however, that in general not more than two redemptions by a limited partner may occur during each calendar year, and each limited partner may not exercise the redemption for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for all of the Units held by such limited partner). The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year and/or a greater number of redemptions during a calendar year.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as filed with the SEC on June 29, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. The FASB recently delayed the effective date of the standard by one year. It is now effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. The Company does not expect adoption of this update to have a material impact on the Company’s operating results or financial position.

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

During the three months ended July 31, 2015, the Company incurred a loss of approximately $1.7 million due to impairment of one office property and one parcel of land. The Company recognized impairment of approximately $440,000 on an office property in Eden Prairie, Minnesota, which was written-down to estimated fair value during the first quarter of fiscal year 2016 based on receipt of a market offer to purchase and the Company’s intent to dispose of the property.  The Company recognized impairment of $1.3 million on a parcel of land in Grand Chute, Wisconsin based on its sale listing price and the Company’s intent to dispose of the property. The impairment loss of the Eden Prairie, Minnesota property for the first quarter of fiscal year 2016 is reported in discontinued operations.  See Note 7 for additional information. During the three months ended July 31, 2014, the Company incurred a loss of $2.3 million due to impairment of two commercial properties. The Company recognized impairments of approximately $2.1 million on a retail property in Kalispell, Montana and approximately $183,000 on an office property in Golden Valley, Minnesota. These properties were written-down to estimated fair value during the first quarter of fiscal year 2015 based on receipt of individual market offers to purchase and the Company’s intent to dispose of the properties.

HELD FOR SALE

The Company classifies properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. Liabilities classified as held for sale consist of liabilities to be included in the transaction and liabilities directly associated with assets that will be transferred in the transaction. At July 31, 2015, the Company had 48 office properties, 17 retail properties and two healthcare properties classified as held for sale with assets of $453.2 million and liabilities of $308.8 million. At April 30, 2015, the Company had 49 office properties, 17 retail properties and two healthcare properties classified as held for sale with assets of $463.1 million and liabilities of $321.4 million.

COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS

The Company maintains compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2015, the Company’s compensating balances totaled $14.2 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.0 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $3.6 million; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000, Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000,and Bremer Bank, Saint Paul, Minnesota, deposit of $1.3 million. The deposits at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than one year and the Company intends to hold them to maturity.

The Company has a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $1.4 million in holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2015 is due primarily to the release of loan proceeds to the Company upon completion of construction and tenant improvement projects, while the increase of approximately $292,000 represents additional amounts retained by lenders for new projects.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, the Company records the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the three months ended July 31, 2015 and 2014, respectively, the Company added approximately $0 and $265,000 of new intangible assets and no new intangible liabilities. The weighted average lives of the intangible assets acquired in the three months ended July 31, 2015 and 2014 are 0 years and 0.5 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The Company’s identified intangible assets and intangible liabilities at July 31, 2015 and April 30, 2015 were as follows:

	(in thousands)
	July 31, 2015	April 30, 2015
Identified intangible assets (included in intangible assets):
Gross carrying amount	$45,822	$45,823
Accumulated amortization	(20,643)	(19,610)
Net carrying amount	$25,179	$26,213

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$82	$82
Accumulated amortization	(63)	(61)
Net carrying amount	$19	$21

The amortization of acquired below-market leases and acquired above-market leases reduced rental income by approximately $6,000 for the three months ended July 31, 2015 and 2014. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2017	$11
2018	(3)
2019	(3)
2020	(1)
2021	0

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.0 million and $1.2 million for the three months ended July 31, 2015 and 2014, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2017	$3,698
2018	3,469
2019	3,433
2020	3,390
2021	3,268

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill.  The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of July 31, 2015 and April 30, 2015 was $1.7 million. Approximately $193,000 of goodwill is included in assets held for sale at July 31, 2015 and April 30, 2015. The annual review at April 30, 2015 indicated no impairment to goodwill and there was no indication of impairment at July 31, 2015.  During the three months ended July 31, 2014, the Company recognized approximately $852,000 of goodwill from the acquisition of the Homestead Garden residential property.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  On the Condensed Consolidated Balance Sheets, the Company reclassified assets and liabilities held for sale to assets held for sale and liabilities held for sale, respectively, for 48 office properties, 17 retail properties and 2 healthcare properties. On the Condensed Consolidated Statements of Operations, the Company reclassified advisory and trustee services to administrative expenses.

The Company reports, in discontinued operations, the results of operations and the related gains or losses of properties that have either been disposed of or classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. As the result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During the first quarter of fiscal year 2016, the Company classified as discontinued operations 48 office properties, 17 retail properties and 1 healthcare property.

PROCEEDS FROM FINANCING LIABILITY

During the first quarter of fiscal year 2014, the Company sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to the Company, and also granted an option to the Company to repurchase the property at a specified price at or prior to July 31, 2018. IRET accounted for the transaction as a financing due to the Company’s continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.  The balance of the liability as of July 31, 2015 is $7.9 million.

VARIABLE INTEREST ENTITY

On November 27, 2012, the Company entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The two-phase project was substantially completed in the third quarter of fiscal year 2015. As of July 31, 2015, IRET is the approximately 52.9% owner of the joint venture and has management and leasing responsibilities; the real estate development company owns approximately 47.1% of the joint venture and was responsible for the development and construction of the property. The Company has determined that the joint venture is a variable interest entity (“VIE”), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity’s economic performance.

On June 12, 2014 the Company entered into a joint venture operating agreement with a real estate development company and two other partners to construct a three-phase apartment project in Edina, Minnesota as IRET – 71 France, LLC. The Company estimates total costs for the project at $73.3 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from IRET to the joint venture entity. The first and second phases of the project are expected to be completed in the second and third quarters of fiscal year 2016, respectively. Construction of the third phase is expected to be completed in the first quarter of fiscal year 2017. See Development, Expansion and Renovation Projects in Note 6 for additional information. As of July 31, 2015, IRET is the approximately 52.6% owner of the joint venture and will have management and leasing responsibilities after the project has been in service for 24 months; the real estate development company and the other two partners own approximately 47.4% of the joint venture and are responsible for the development, construction and initial leasing of the property. The Company has determined that the joint venture is a variable interest entity (“VIE”), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. The Company has also determined that IRET is the primary beneficiary of the VIE due to the fact that IRET is providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and has the power to direct the most significant activities that impact the entity’s economic performance.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The Company has no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2015 and 2014:

	(in thousands, except per share data)
	Three Months Ended July 31
	2015	2014
NUMERATOR
Income (loss) from continuing operations – Investors Real Estate Trust	$5,161	$(671)
(Loss) income from discontinued operations – Investors Real Estate Trust	(621)	520
Net income (loss) attributable to Investors Real Estate Trust	4,540	(151)
Dividends to preferred shareholders	(2,879)	(2,879)
Numerator for basic earnings per share – net income (loss) available to common shareholders	1,661	(3,030)
Noncontrolling interests – Operating Partnership	186	(402)
Numerator for diluted earnings per share	$1,847	$(3,432)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	124,855	111,039
Effect of convertible operating partnership units	13,951	20,293
Denominator for diluted earnings per share	138,806	131,332
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.02	$(.03)
Loss per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	(.01)	.00
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$.01	$(.03)

NOTE 4 • EQUITY

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

During the first quarter of fiscal year 2016, the Company issued approximately 220,000 common shares, net of withholding, with a total grant-date value of approximately $1.6 million, under the Company’s 2008 Incentive Award Plan, for executive officer and trustee share-based compensation for fiscal year 2015 performance. Of these shares, approximately 108,000 are restricted, and will vest on the one-year anniversary of the grant date (i.e., on April 30, 2016), provided the recipient is still employed with the Company, and subject to the terms and conditions of the Company’s long-term incentive plan (“LTIP”).   During the first quarter of fiscal year 2015, the Company issued approximately 204,000 common shares, with a total grant-date value of approximately $1.9 million, under the Company’s 2008 Incentive Award Plan, for executive officer and trustee share-based compensation for fiscal year 2014 performance.

The Company has a Distribution Reinvestment and Share Purchase Plan (“DRIP”). The DRIP provides common shareholders of the Company and Unitholders of the Operating Partnership an opportunity to invest their cash distributions in common shares of the Company, and purchase additional shares through voluntary cash contributions. The maximum monthly voluntary cash contribution permitted without prior Company approval is currently $10,000. The Company can issue waivers to DRIP participants to provide for investments in excess of the $10,000 maximum monthly investment. There were no waivers issued during the three months ended July 31, 2015. During the three months ended July 31, 2014, the Company issued approximately 926,000 shares at an average price of $8.64 per share pursuant to such waivers, for total net proceeds to the Company of $8.0 million.

During the three months ended July 31, 2015 and 2014, approximately 766,000 and 2.4 million common shares with a total value included in equity of $5.2 million and $20.9 million, and an average price per share after applicable discounts of $6.84 and $8.64, respectively, were issued under the DRIP plan.

During the three months ended July 31, 2015 and 2014, respectively, approximately 78,000 Units and 3.1 million Units were converted to common shares, with a total value of approximately $576,000 and $18.3 million included in equity.

NOTE 5 • SEGMENT REPORTING

IRET reports its results in three reportable segments: multi-family residential, healthcare (including senior housing) and industrial properties. The Company’s reportable segments are aggregations of similar properties.  The Company also has office and retail segments which fall below the quantitative thresholds for reporting as reportable segments.  The office and retail segments met the quantitative threshold for determining reportable segments prior to the first quarter of fiscal year 2016, at which time the Company classified the majority of the properties in those segments as held for sale and discontinued operations.

IRET measures the performance of its segments based on net operating income (“NOI”), which the Company defines as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). IRET believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The revenues and NOI for these reportable segments are summarized as follows for the three month periods ended July 31, 2015 and 2014, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended July 31, 2015	Multi-Family Residential	Healthcare	Industrial	All Other(1)	Total

Real estate revenue	$31,379	$15,706	$1,622	$1,211	$49,918
Real estate expenses	13,922	3,832	396	250	18,400
Net operating income	$17,457	$11,874	$1,226	$961	31,518
TRS senior housing revenue					1,038
TRS senior housing expenses					(769)
Depreciation/amortization					(13,443)
Administrative expenses					(2,454)
Other expenses					(424)
Impairment of real estate investments					(1,285)
Interest expense					(9,196)
Interest and other income					607
Income before loss on sale of real estate and other investments and income from discontinued operations					5,592
Loss on sale of real estate and other investments					(175)
Income from continuing operations					5,417
Loss from discontinued operations					(690)
Net income					$4,727

	(in thousands)
Three Months Ended July 31, 2014	Multi-Family Residential	Healthcare	Industrial	All Other(1)	Total

Real estate revenue	$27,727	$16,202	$1,570	$2,922	$48,421
Real estate expenses	12,221	4,356	450	1,225	18,252
Net operating income	$15,506	$11,846	$1,120	$1,697	30,169
TRS senior housing revenue					793
TRS senior housing expenses					(693)
Depreciation/amortization					(12,435)
Administrative expenses					(3,664)
Other expenses					(612)
Impairment of real estate investments					(2,320)
Interest expense					(9,747)
Interest and other income					686
Income before loss on sale of real estate and other investments and income from discontinued operations					2,177
Loss on sale of real estate and other investments					(2,993)
Loss from continuing operations					(816)
Income from discontinued operations					617
Net loss					$(199)

(1)	NOI from segments below the quantitative thresholds is attributable to the Company’s office and retail segments. Both of these segments met the quantitative threshold for determining reportable segments prior to the first quarter of fiscal year 2016, at which time the Company classified the majority of the properties in these segments as held for sale and discontinued operations.

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of July 31, 2015, and April 30, 2015, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of July 31, 2015	Multi-Family Residential	Healthcare	Industrial	All Other(1)	Total

Segment Assets
Property owned	$989,958	$524,414	$60,361	$44,215	$1,618,948
Less accumulated depreciation	(188,062)	(116,254)	(11,676)	(9,544)	(325,536)
Net property owned	$801,896	$408,160	$48,685	$34,671	1,293,412
Assets held for sale					453,217
Cash and cash equivalents					44,770
Other investments					329
Receivables and other assets					74,609
Development in progress					133,794
Unimproved land					24,542
Total assets					$2,024,673

	(in thousands)
As of April 31, 2015	Multi-Family Residential	Healthcare	Industrial	All Other(1)	Total

Segment Assets
Property owned	$946,520	$495,021	$60,611	$44,215	$1,546,367
Less accumulated depreciation	(180,414)	(112,515)	(11,256)	(9,123)	(313,308)
Net property owned	$766,106	$382,506	$49,355	$35,092	1,233,059
Assets held for sale					463,103
Cash and cash equivalents					48,970
Other investments					329
Receivables and other assets					72,555
Development in progress					153,994
Unimproved land					25,827
Total assets					$1,997,837

(1)	Property owned from segments below the quantitative thresholds is attributable to the Company’s office and retail segments. Both of these segments met the quantitative threshold for determining reportable segments prior to the first quarter of fiscal year 2016, at which time the Company classified the majority of the properties in these segments as held for sale and discontinued operations.

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

Purchase Options.  The Company has granted options to purchase certain IRET properties to tenants in these properties, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost of the property to IRET. As of July 31, 2015, the total property cost of the 15 properties subject to purchase options was $114.9 million, and the total gross rental revenue from these properties was $2.5 million for the three months ended July 31, 2015.  The tenant in the Company’s Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. The Company and its tenant are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price. The Company currently can give no assurance if or when such sale of the property pursuant to the purchase option will be completed.

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

Restrictions on Taxable Dispositions.  Approximately 93 of IRET’s properties, consisting of 4.2 million square feet of the Company’s combined commercial segments’ properties and 5,022 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was $741.9 million at July 31, 2015. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent the Company from selling the properties in taxable transactions. The Company does not believe that the agreements materially affect the conduct of the Company’s business or decisions whether to dispose of restricted properties during the restriction period because the Company generally holds these and the Company's other properties for investment purposes, rather than for sale. Historically, however, where IRET has deemed it to be in the shareholders’ best interests to dispose of restricted properties, it has done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Of the 93 restricted properties, 17 are classified as discontinued operations at July 31, 2015, with at least $37.3 million of estimated sale proceeds expected to be exchanged under Section 1031.

Redemption Value of Units.  The Units of the Operating Partnership are redeemable at the option of the holder for cash, or, at the Company’s option, for the Company’s common shares on a one-for-one basis, after a minimum one-year holding period.  All Units receive the same cash distributions as those paid on common shares.  Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of an IRET common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of July 31, 2015 and 2014, the aggregate redemption value of the then-outstanding Units of the Operating Partnership owned by limited partners was approximately $100.3 million and $154.4 million, respectively.

Joint Venture Buy/Sell Options.  Several of IRET's joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that the Company buy its partners’ interests. However, from time to time, the Company has entered into joint venture agreements which contain options compelling the Company to acquire the interest of the other parties. The Company currently has one such joint venture, the Company’s Southgate apartment project in Minot, North Dakota, in which the Company’s joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel the Company to acquire the partner’s interest, for a price to be determined in accordance with the provisions of the joint venture agreement.  The joint venture partner’s interest is reflected as a redeemable noncontrolling interest on the Condensed Consolidated Balance Sheets.

Tenant Improvements. In entering into leases with tenants, IRET may commit itself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and IRET is accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of July 31, 2015, the Company is committed to fund $7.8 million in tenant improvements, within approximately the next 12 months. Of this total, approximately $5.2 million is related to properties classified as held for sale.

Development, Expansion and Renovation Projects.  As of July 31, 2015, the Company had several development, expansion and renovation projects underway or placed in service during the quarter, the costs for which have been capitalized, as follows:

			(in thousands)			(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Anticipated Total Cost		Costs as of July 31, 2015	Anticipated Construction Completion
Chateau II - Minot, ND	Multi-Family Residential	72 units	$14,711		$14,600	In Service
Edina 6565 France SMC III - Edina, MN(1)	Healthcare	57,624 sq ft	36,752		28,816	In Service
Renaissance Heights - Williston, ND(2)	Multi-Family Residential	288 units	62,362		62,339	In Service
Minot Southgate Retail - Minot, ND	Other	7,963 sq ft	2,923		2,550	2Q 2016
PrairieCare Medical - Brooklyn Park, MN	Healthcare	70,756 sq ft	24,251		23,424	2Q 2016
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	40,042		33,704	3Q 2016
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	24,519		20,627	3Q 2016
71 France Phase I, II & III - Edina, MN(3)	Multi-Family Residential	241 units	73,290		50,455	1Q 2017
Monticello Crossings Phase I – Monticello, MN(4)	Multi-Family Residential	136 units	19,097		1,978	2Q 2017
Other	n/a	n/a	n/	a	2,790	n/a
			$297,947		$241,283

(1)	Anticipated total cost includes estimated tenant improvement costs that have not been incurred as of July 31, 2015.
(2)	The Company is currently an approximately 70.0% partner in the joint venture entity constructing this project. The anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The project will be constructed in three phases by a joint venture entity in which the Company has an approximately 52.6% interest. The anticipated total cost amount given in the table above is the total cost to the joint venture entity. The anticipated total cost includes approximately 21,772 square feet of retail space.
(4)	This project will be constructed in two phases with approximately 202 units and an anticipated total cost of $31.5 million.

These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.

Construction interest capitalized for the three month periods ended July 31, 2015 and 2014, respectively, was $2.3 million and $1.0 million for development projects completed and in progress.

Pending Acquisitions. The Company currently has signed purchase agreements for the acquisition of the following properties. These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:

•
a 74-unit multi-family residential property in Grand Forks, North Dakota, for a purchase price of $9.3 million, of which approximately $8.9 million is to be paid in cash with the remainder in Units of the Operating Partnership valued at approximately $400,000; and

•	a 276-unit multi-family residential property in Rochester, Minnesota, for a purchase price of $56.0 million, to be paid in cash.

Pending Dispositions. The Company currently has signed sales agreements for the disposition of the following properties. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:

•	a portfolio of 17 retail properties in Minnesota, Nebraska and North Dakota for a sales price of $80.6 million; and

•	an office property in Eden Prairie, Minnesota, for a sales price of $2.9 million.

NOTE 7 • DISCONTINUED OPERATIONS

The Company reports in discontinued operations the results of operations and any gain or loss on sale of a property or group of properties that has either been disposed of or is classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. During the first quarter of fiscal year 2016, the Company determined that its strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property which were classified as held for sale at July 31, 2015 were also classified as discontinued operations. The Company expects to dispose of the bulk of these properties in portfolio sales in the remainder of fiscal year 2016. In connection with the 9 properties encumbered by a $122.6 million CMBS loan, the Company is currently discussing a deed in lieu agreement with the lender, but the Company can give no assurance that such resolution will be entered into or that another mutually acceptable resolution will be reached.

The following information shows the effect on net income from the properties classified as discontinued operations for the three months ended July 31, 2015 and 2014:

	(in thousands)
	Three Months Ended July 31
	2015	2014
REVENUE
Real estate rentals	$13,614	$13,562
Tenant reimbursement	6,164	5,854
TOTAL REVENUE	19,778	19,416
EXPENSES
Depreciation/amortization related to real estate investments	4,239	3,970
Utilities	1,743	1,736
Maintenance	2,992	2,778
Real estate taxes	3,419	3,514
Insurance	265	274
Property management expenses	1,051	964
Amortization related to non-real estate investments	624	651
Impairment of real estate investments	440	0
TOTAL EXPENSES	14,773	13,887
Operating income	5,005	5,529
Interest expense(1)	(5,765)	(4,917)
Other income	70	5
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(690)	$617

(1)	Includes $1.5 million and $0, respectively, of default interest related to a $122.6 million non-recourse loan by a Company subsidiary, for which we received a default notice from the special servicer on April 14, 2015 due to nonpayment on April 6, 2015.

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	July 31, 2015	April 30, 2015
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$414,380	$417,045
Receivable arising from straight-lining of rents	9,843	10,078
Accounts receivable	759	566
Prepaid and other assets	443	699
Tax, insurance and other escrow	1,017	1,176
Goodwill	193	193
Deferred charges and leasing costs	9,918	9,606
Total major classes of assets of the discontinued operations	436,553	439,363
Other assets included in the disposal group classified as held for sale	16,664	23,740
Total assets of the disposal group classified as held for sale on the balance sheet	$453,217	$463,103

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$15,173	$13,952
Mortgages payable	282,106	295,677
Other	0	4
Total major classes of liabilities of the discontinued operations	297,279	309,633
Other liabilities included in the disposal group classified as held for sale	11,533	11,760
Total liabilities of the disposal group classified as held for sale on the balance sheet	$308,812	$321,393

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

The Company added no new real estate properties to its portfolio through property acquisitions during the three months ended July 31, 2015, compared to $26.6 million in the three months ended July 31, 2014. The Company expensed approximately $75,000 of transaction costs related to the acquisitions in the three months ended July 31, 2014. The Company’s acquisitions during the three months ended January 31, 2014 are detailed below.

Three Months Ended July 31, 2014

		(in thousands)
		Total	Form of Consideration		Investment Allocation
Acquisitions	Date Acquired	Acquisition Cost	Cash	Other(1)	Land	Building	Intangible Assets

Multi-Family Residential
152 unit - Homestead Garden - Rapid City, SD(2)	2014-06-02	$15,000	$5,092	$9,908	$655	$14,139	$206
52 unit - Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	2,261	215	3,006	59
		18,280	6,111	12,169	870	17,145	265

Unimproved Land
Creekside Crossing - Bismarck, ND	2014-05-22	4,269	4,269	0	4,269	0	0
PrairieCare Medical - Brooklyn Park, MN	2014-06-05	2,616	2,616	0	2,616	0	0
71 France Phase I - Edina, MN(3)	2014-06-12	1,413	0	1,413	1,413	0	0
		8,298	6,885	1,413	8,298	0	0

Total Property Acquisitions		$26,578	$12,996	$13,582	$9,168	$17,145	$265

(1)	Consists of assumed debt (Homestead Garden I: $9.9 million, Silver Springs: $2.3 million) and value of land contributed by the joint venture partner (71 France: $1.4 million).
(2)	At acquisition, the Company adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(3)	Land was contributed to a joint venture in which the Company has an approximately 52.6% interest. The joint venture is consolidated in IRET’s financial statements.

There were no acquisitions in the three months ended July 31, 2015.  Acquisitions in the three months ended July 31, 2014 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the three months ended July 31, 2014, respectively, (excluding development projects placed in service) are detailed below.

(in thousands)
Three Months Ended July 31,	2014
Total revenue	$362
Net income	20

DEVELOPMENT PROJECTS PLACED IN SERVICE

The Operating Partnership placed $105.8 million and $10.3 million of development projects in service during the three months ended July 31, 2015 and 2014, respectively, as detailed below.

Three Months Ended July 31, 2015

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
72 unit – Chateau II - Minot, ND(1)	2015-06-01	$240	$14,360	$14,600
288 unit – Renaissance Heights - Williston, ND(2)	2015-07-27	3,080	59,259	62,339
		3,320	73,619	76,939

Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(3)	2015-06-01	0	28,816	28,816

Total Development Projects Placed in Service		$3,320	$102,435	$105,755

(1)	Costs paid in prior fiscal years totaled $12.3 million. Additional costs paid in fiscal year 2016 totaled $2.3 million, for a total project cost at July 31, 2015 of $14.6 million.
(2)	Costs paid in prior fiscal years totaled $57.7 million. Additional costs paid in fiscal year 2016 totaled $4.6 million, for a total project cost at July 31, 2015 of $62.3 million. The project is owned by a joint venture entity in which the Company has an approximately 70.0% interest. The joint venture is consolidated in IRET’s financial statements.
(3)	Costs paid in prior fiscal years totaled $20.8 million. Additional costs paid in fiscal year 2016 totaled $8.0 million, for a total project cost at July 31, 2015 of $28.8 million.

Three Months Ended July 31, 2014

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multi-Family Residential
44 unit - Dakota Commons - Williston, ND(1)	2014-07-15	$823	$9,442	$10,265

Total Development Projects Placed in Service		$823	$9,442	$10,265

(1)	Costs paid in prior fiscal years totaled $8.1 million. Additional costs paid in fiscal year 2015 totaled $2.2 million for a total project cost at July 31, 2014 of $10.3 million.

PROPERTY DISPOSITIONS

During the first quarter of fiscal year 2016, the Company sold one office property for a total sales price of $7.0 million. During the first quarter of fiscal year 2015, the Company sold one office property and one industrial property for a total sales price of $6.7 million. The Company also demolished a building at a retail property in Weston, Wisconsin. The following table details the Company’s dispositions during the three months ended July 31, 2015 and 2014:

Three Months Ended July 31, 2015

		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Other
117,144 sq ft Thresher Square - Minneapolis, MN	2015-05-18	$7,000	$7,175	$(175)

Total Property Dispositions		$7,000	$7,175	$(175)

Three Months Ended July 31, 2014

		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Industrial
198,600 sq ft Eagan 2785 & 2795 – Eagan, MN	2014-07-15	$3,600	$5,393	$(1,793)

Other
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100	3,124	(24)
25,644 sq ft Weston Retail – Weston, WI	2014-07-28	n/a	1,176	(1,176)
		3,100	4,300	(1,200)

Total Property Dispositions		$6,700	$9,693	$(2,993)

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT

Most of the properties owned by the Company serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to the Company, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.69% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036. As of July 31, 2015, the management of the Company believes there are no defaults or material compliance issues in regard to any mortgages payable other than one $122.6 million non-recourse loan by a Company subsidiary, for which we received a default notice from the special servicer on April 14, 2015 due to nonpayment on April 6, 2015. This loan is related to assets held for sale. The aggregate estimated fair value of the assets securing this loan is less than the outstanding loan balance of $122.6 million. This loan matures in October 2016 and has an interest rate of 5.93%. The Company is currently discussing a deed in lieu agreement with the lender, but the Company can give no assurance that such resolution will be entered into or that another mutually acceptable resolution will be reached.

Of the mortgages payable, the balances of fixed rate mortgages totalled $619.2 million at July 31, 2015 and $629.8 million at April 30, 2015. The balances of variable rate mortgages totalled $50.6 million and $38.3 million as of July 31, 2015 and April 30, 2015, respectively. The Company does not utilize derivative financial instruments to mitigate its exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of July 31, 2015, the weighted average rate of interest on the Company’s mortgage debt was 4.89%, compared to 4.95% on April 30, 2015. The aggregate amount of required future principal payments on mortgages payable as of July 31, 2015, excluding $293.0 million in outstanding mortgage indebtedness related to assets held for sale, is as follows:

Fiscal year ended April 30,	(in thousands)
2016 (remainder)	$65,336
2017	41,973
2018	39,278
2019	116,848
2020	72,598
Thereafter	333,701
Total payments	$669,734

In addition to the individual first mortgage loans comprising the Company’s $669.7 million of mortgage indebtedness, the Company also has a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of July 31, 2015, lending commitments of $100.0 million. This facility is not included in the Company’s mortgage indebtedness total. As of July 31, 2015, the line of credit was secured by mortgages on 16 properties. Under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2015 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union, WoodTrust Bank, and United Community Bank. As of July 31, 2015, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million, and as of July 31, 2015 and April 30, 2015, the Company had borrowed $83.5 million and $60.5 million, respectively. The facility includes covenants and restrictions requiring the Company to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and the Company is also required to maintain minimum depository account(s) totaling $6.0 million with First International, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2015, the Company believes it was in compliance with the facility covenants.

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

Fair Value Measurements on a Recurring Basis

The Company had no assets or liabilities recorded at fair value on a recurring basis at July 31, 2015 and April 30, 2015.

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets and liabilities measured at fair value on a nonrecurring basis at July 31, 2015 consisted of real estate investments and real estate held for sale that were written-down to estimated fair value during the three months ended July 31, 2015. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2015 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2015. See Note 2 for additional information on impairment losses recognized during fiscal years 2016 and 2015. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
July 31, 2015
Real estate investments	$575	$0	$0	$575
Real estate held for sale	2,900	0	0	2,900

April 30, 2015
Real estate held for sale	7,100	0	0	7,100

Financial Assets and Liabilities Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities. The fair values of the Company’s financial instruments approximate their carrying amount in the consolidated financial statements except for debt.

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

The estimated fair values of the Company’s financial instruments as of July 31, 2015 and April 30, 2015, are as follows:

	(in thousands)
	July 31, 2015		April 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$44,770	$44,770	$48,970	$48,970
Other investments	329	329	329	329
FINANCIAL LIABILITIES
Other debt	165,854	165,511	144,090	143,749
Line of credit	83,500	83,500	60,500	60,500
Mortgages payable	669,743	778,990	668,112	749,604
Mortgages payable related to assets held for sale	293,021	409,931	306,716	374,818

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets represent the noncontrolling interest in a joint venture of the Company in which the Company’s unaffiliated partner, at its election, could require the Company to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares of beneficial interest on the Condensed Consolidated Balance Sheets. The Company currently has one joint venture, the Southgate apartment project in Minot, North Dakota, in which the Company’s joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel the Company to acquire the partner’s interest, for a price to be determined in accordance with the provisions of the joint venture agreement.

As of July 31, 2015 and 2014, the estimated redemption value of the redeemable noncontrolling interests was $6.4 million and $6.3 million, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2015	$6,368
Net loss	(7)
Balance at July 31, 2015	$6,361

(in thousands)
Balance at April 30, 2014	$6,203
Net income	110
Balance at July 31, 2014	$6,313

NOTE 12 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees, under the Company’s 2008 Incentive Award Plan approved by shareholders on September 16, 2008, which allows for awards in the form of cash and unrestricted and restricted common shares, up to an aggregate of 2,000,000 shares, over the ten year period in which the plan will be in effect. Through July 31, 2015, awards under the 2008 Incentive Award Plan consisted of cash and restricted and unrestricted common shares.

Total Compensation Expense

Share-based compensation expense recognized in the consolidated financial statements for all outstanding share based awards was approximately $66,000 and $1.1 million for the three months ended July 31, 2015 and 2014, respectively.  The decrease in expense was due to the delay in granting long term incentive share awards for fiscal year 2016 until the 2015 Shareholder Meeting on September 15, 2015, when it is expected that if the shareholders approve the new 2015 Incentive Plan, such awards will be granted under the 2015 Incentive Plan.

Restricted Share Awards

No share awards vested during the three months ended July 31, 2015 and 2014.  The total unvested restricted share awards at July 31, 2015 was 107,536, which had a weighted average grant date fair value of $7.17 per share.

As of July 31, 2015, the total compensation cost related to non-vested share awards not yet recognized was approximately $289,000, which the Company expects to recognize during the remainder of fiscal year 2016.

NOTE 13 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On September 2, 2015, the Company’s Board of Trustees declared the following distributions:

Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	September 15, 2015	October 1, 2015
Preferred shares:
Series A	$0.5156	September 15, 2015	September 30, 2015
Series B	$0.4968	September 15, 2015	September 30, 2015

Completed Acquisition.  On August 20, 2015, the Company closed on its acquisition of an approximately 28,000 square foot healthcare property in Omaha, Nebraska, for a purchase price of $6.5 million, paid in cash. The purchase price accounting is incomplete for this acquisition.

Completed Dispositions.  On August 3, 2015, the Company sold a portfolio of 33 office properties, one healthcare property and one parcel of unimproved land, for a sale price of $250.0 million at a gain of approximately $18.1 million with a related loss on debt extinguishment of approximately $4.8 million. On August 12, 2015, a joint venture entity in which the Company has an approximately 51% interest sold a portfolio of 5 office properties in Mendota Heights, Minnesota, for a sale price of $40.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as our audited financial statements for the fiscal year ended April 30, 2015, which are included in our Form 10-K filed with the SEC on June 29, 2015.

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

Overview

We are a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multi-family residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota.  As of July 31, 2015, we held for investment 100 multi-family residential properties containing 12,027 apartment units and having a total real estate investment amount net of accumulated depreciation of $801.9 million, and 81 commercial properties containing approximately 4.4 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $491.5 million. We held for sale 67 commercial properties as of July 31, 2015.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2015, filed with the SEC on June 29, 2015, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three months ended July 31, 2015.

Significant Events and Transactions during the Three Months Ended July 31, 2015

Summarized below are significant transactions and events that occurred during the first quarter of our fiscal year 2016:

•
The placement into service of the following: the 72-unit Chateau II multi-family residential property in Minot, North Dakota; the 57,624 square foot Edina 6565 France SMC III healthcare expansion project in Edina, Minnesota; and the final 72 units of the 288-unit Renaissance Heights multi-family residential property in Williston, North Dakota, in which we have an approximately 70% interest.

•	The disposition of an office property in Minneapolis, Minnesota, for a sale price of $7.0 million.

•	On June 12, 2015, our Operating Partnership entered in an agreement to sell 33 office properties, one healthcare property and a parcel of unimproved land.

•	On June 23, 2015, Jeff P. Caira was appointed as a Trustee of our Board of Trustees.

•	On June 25, 2015, our Operating Partnership entered into an agreement to sell 17 retail properties and a parcel of unimproved land.

Market Conditions and Outlook

We experienced generally stable trends across our apartment investments during the first quarter of fiscal year 2016. Same-store net operating income was flat and occupancy slipped 0.5% to 93.5% at quarter end on same store-assets when compared to the same period in the prior fiscal year.  According to AXIOMetrics Inc., the national apartment occupancy rate declined 0.11% to 95.2% during July 2015, which matches the level of three months ago.  However, our ability to maintain occupancy levels and raise rents remains dependent on continued healthy employment and wage growth. We have continued to observe considerable multi-family development activity in our markets, and as this new construction is completed and leased, we will experience increased competition for residents. However, based on information available to us, apartment developers in our markets are currently seeing increases in construction costs for potential new apartment developments, which may slow new developments in our markets.  The U.S. economic outlook through 2017 is forecasted to be good according to U.S. Bureau of Labor Statistics and Moody’s Analytics.  Businesses are adding jobs and for the first time in this phase of the economic cycle we are seeing meaningful wage growth.  There is an attitudinal shift also occurring toward renting by professional millennials and to lesser, although growing degree, by baby boomers.  These trends are beneficial to apartment owners.

Our healthcare segment consists of medical office properties and senior housing facilities. The medical office sector remains stable with high occupancy and modest rent increases.  Our senior housing assets continue to benefit from the strengthening recovery in the housing market, as occupancy trends are closely aligned with the ability of seniors to sell their homes in anticipation of moving to a senior care facility.

The industrial property market continues to improve.  Our industrial properties are located primarily in the Minneapolis market, and same-store occupancy remained at 100%. The demand for bulk warehouse and manufacturing space in our markets is healthy, with rents generally rising.

We are in process of selling substantially all of our office and retail properties.  In an update to our previously-announced strategic plan, we are narrowing our property focus.  Sale proceeds are intended to be used toward portfolio deleveraging and investments in multi-family residential and healthcare.

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

For the comparison of the three months ended July 31, 2015 and 2014, all or a portion of 35 properties were non-same-store, of which non-same-store properties 11 were redevelopment or in-service development properties.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three Months Ended July 31, 2015 and 2014

The discussion that follows is based on our consolidated results of operations for the three months ended July 31, 2015 and 2014.

	(in thousands, except percentages)
	Three Months Ended July 31		2015 vs 2014
	2015	2014	$ Change	% Change
Real estate rentals	$45,522	$43,564	$1,958	4.5%
Tenant reimbursement	4,396	4,857	(461)	(9.5)%
TRS senior housing revenue	1,038	793	245	30.9%
TOTAL REVENUE	50,956	49,214	1,742	3.5%
Depreciation/amortization related to real estate investments	13,272	12,214	1,058	8.7%
Utilities	3,206	2,945	261	8.9%
Maintenance	5,374	4,986	388	7.8%
Real estate taxes	4,917	4,987	(70)	(1.4)%
Insurance	1,100	1,462	(362)	(24.8)%
Property management expenses	3,871	3,666	205	5.6%
Other property expenses	(68)	206	(274)	(133.0)%
TRS senior housing expenses	769	693	76	11.0%
Administrative expenses	2,454	3,664	(1,210)	(33.0)%
Other expenses	424	612	(188)	(30.7)%
Amortization related to non-real estate investments	171	221	(50)	(22.6)%
Impairment of real estate investments	1,285	2,320	(1,035)	(44.6)%
TOTAL EXPENSES	36,775	37,976	(1,201)	(3.2)%
Operating income	14,181	11,238	2,943	26.2%
Interest expense	(9,196)	(9,747)	551	(5.7)%
Interest income	556	560	(4)	(0.7)%
Other income	51	126	(75)	(59.5)%
Income before loss on sale of real estate and other investments and income from discontinued operations	5,592	2,177	3,415	156.9%
Loss on sale of real estate and other investments	(175)	(2,993)	2,818	(94.2)%
Income (loss) from continuing operations	5,417	(816)	6,233	(763.8)%
(Loss) income from discontinued operations	(690)	617	(1,307)	(211.8)%
NET INCOME (LOSS)	4,727	(199)	4,926	(2,475.4)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(186)	402	(588)	(146.3)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(1)	(354)	353	(99.7)%
Net income (loss) attributable to Investors Real Estate Trust	4,540	(151)	4,691	(3,106.6)%
Dividends to preferred shareholders	(2,879)	(2,879)	0	0.0%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,661	$(3,030)	$4,691	(154.8)%

Revenues.  Revenues for the three months ended July 31, 2015 were $51.0 million compared to $49.2 million in the three months ended July 31, 2014, an increase of $1.7 million or 3.5%. The increase in revenue for the three months ended July 31, 2015 resulted primarily from properties acquired and development projects placed in service in fiscal year 2015, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months ended July 31, 2015
Rent in Fiscal 2016 primarily from properties acquired and development projects placed in service in Fiscal 2016	$121
Rent in Fiscal 2016 primarily from properties acquired and development projects placed in service in Fiscal 2015 in excess of that received in Fiscal 2015 from the same properties	3,367
Increase in rent on same-store properties, excluding straight line rent(1)	404
Net change in straight line rent on same-store properties(1)	(313)
Decrease in rent from properties sold or classified as held for sale in Fiscal 2016 and 2015	(2,082)
TRS senior housing revenue in excess of that received in Fiscal 2015(2)	245
Net increase in total revenue	$1,742

(1)	See analysis of NOI by segment below for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.

Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 8.7% to $13.3 million in the first quarter of fiscal year 2016, compared to $12.2 million in the same period of the prior fiscal year.  This increase was primarily due to depreciation on new developments placed in service.

Utilities.  Utilities increased by 8.9% to $3.2 million in the first quarter of fiscal year 2016, compared to $2.9 million in the same period of the prior fiscal year. Same-store properties realized an increase of $114,000 compared to the prior year while an increase of $147,000 was attributable to the addition of new income producing real estate properties.

Maintenance.  Maintenance expenses increased by 7.8% to $5.4 million in the first quarter of fiscal year 2016, compared to $5.0 million in the same period of the prior fiscal year.  An increase of $270,000 was attributable to same-store properties primarily due to an increase in labor and benefit costs as a result of the ability to hire in previously under-staffed markets.  The addition of new income producing real estate properties accounted for an increase of $118,000.

Real Estate Taxes.  Real estate taxes decreased by 1.4% to $4.9 million in the first quarter of fiscal year 2016, compared to $5.0 million in the same period of the prior fiscal year. A decrease of $215,000 was attributable to non-same-store properties while the real estate taxes at same-store properties increased by $145,000.  This increase was primarily due to increased property valuations in our North Dakota markets.

Insurance.  Insurance expense decreased by 24.8% to $1.1 million in the first quarter of fiscal year 2016, compared to $1.5 million in the same period of the prior fiscal year. Deductibles paid on insurance claims at same-store properties decreased by $399,000 when compared to the prior year while insurance premiums at same-store properties decreased by $17,000 primarily due to a decrease in premium rates.  An increase of $54,000 was attributable to the addition of new income-producing real estate properties.

Property Management Expenses.  Property management expenses increased by 5.6% to $3.9 million in the first quarter of fiscal year 2016, compared to $3.7 million in the same period of the prior fiscal year. An increase of $343,000 was attributable to the addition of new income-producing real estate properties while the property management expenses at same-store properties decreased by $138,000 when compared to the same period of the prior fiscal year.  This decrease was due primarily to a decrease in internal property management costs.

Other Property Expenses.  Other property expense, consisting primarily of bad debt provision expense, decreased to approximately $(68,000) in the first quarter of fiscal year 2016, compared to approximately $206,000 in the same period of the prior fiscal year, primarily due to a decrease in the provision for bad debt.

TRS Senior Housing Expenses.  We have one TRS, acquired during the second quarter of fiscal year 2014, which is the tenant in the  Legends at Heritage Place senior housing facility. Property management expenses for the Heritage Place property are paid by the TRS, as the tenant in the property, and revenue from the Heritage Place facility is shown as TRS senior housing revenue on the Condensed Consolidated Statements of Operations. TRS senior housing expense increased to approximately $769,000 in the first quarter of fiscal year 2016, compared to $693,000 in the same period of the prior year.

Administrative Expenses.  Administrative expenses decreased by 33.0% to $2.5 million in the first quarter of fiscal year 2016, compared to $3.7 million in the same period of the prior fiscal year, primarily attributable to a decrease of $1.0 million in share-based compensation expense due to the delay in granting long term incentive share awards for fiscal year 2016 until the 2015 Shareholder Meeting on September 15, 2015, when it is expected that if the shareholders approve the new 2015 Incentive Plan, such awards will be granted under the 2015 Incentive Plan.

Other Expenses.  Other expenses decreased 30.7% to approximately $424,000 in the first quarter of fiscal year 2016, compared to approximately $612,000 in the same period of the prior fiscal year.

Amortization Related to Non-Real Estate Investments.  Amortization related to non-real estate investments decreased to approximately $171,000 in the first quarter of fiscal year 2016, compared to approximately $221,000 in the same period of the prior fiscal year.

Impairment of Real Estate Investments.  We recognized $1.3 million and $2.3 million of impairment in continuing operations during the three months ended July 31, 2015 and 2014, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

Interest Expense.  Components of interest expense in the three months ended July 31, 2015 and 2014 were as follows.

	(in thousands) Three Months Ended July 31		2015 vs. 2014
	2015	2014	$ Change	% Change
Mortgage debt	$8,354	$8,883	$(529)	(6.0)%
Line of credit	914	422	492	116.6%
Other	(72)	442	(514)	(116.3)%
Total interest expense	$9,196	$9,747	$(551)	(5.7)%

Mortgage interest decreased by 6.0% to $8.4 million in the first quarter of fiscal year 2016, compared to $8.9 million in the same period of the prior fiscal year. Mortgages on non-same-store properties added approximately $109,000 to our mortgage interest expense in the three months ended July 31, 2015, while mortgage interest on same-store properties decreased approximately $277,000 compared to the three months ended July 31, 2014, primarily due to loan payoffs and refinancings.

Interest expense on our line of credit increased to approximately $914,000 in the three months ended July 31, 2015, compared to approximately $422,000 in the same period of the prior fiscal year, primarily due to a higher average outstanding balance during fiscal year 2016.

Other interest consists of interest on construction loans, a financing liability, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest decreased to approximately $(72,000) in the first quarter of fiscal year 2016, compared to approximately $442,000 in the same period of the prior fiscal year, primarily due to an increase in capitalized construction interest.

Interest Income and Other Income.  We recorded interest income in the first quarter of fiscal years 2016 and 2015 of approximately $556,000 and $560,000, respectively. Other income consists of real estate tax appeal refunds and other miscellaneous income. We earned other income in the three months ended July 31, 2015 and 2014 of approximately $51,000 and $126,000, respectively.

Loss on Sale of Real Estate and Other Investments. We recorded in continuing operations a net loss of approximately $175,000 and $2.9 million in the three months ended July 31, 2015 and 2014, respectively. Properties sold in the three months ended July 31, 2015 and 2014 are detailed below in the section captioned “Property Acquisitions and Dispositions.”

(Loss) Income from Discontinued Operations.  During the first quarter of fiscal year 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 1 healthcare property and 17 retail properties which were classified as held for sale at July 31, 2015 were also classified as discontinued operations. We recorded loss from discontinued operations of approximately $(690,000) in the three months ended Jury 31, 2015, compared to income from discontinued operations of approximately $617,000 in the three months ended July 31, 2014. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.

Net Income (Loss).  Net income available to common shareholders for the three months ended July 31, 2015 was $1.7 million, compared to a net loss of $(3.0) million for the three months ended July 31, 2014.

Occupancy

Occupancy as of July 31, 2015 compared to July 31, 2014 decreased slightly in our multi-family residential and healthcare segments and remained stable in our industrial segment on a same-store basis. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties		All Properties
	As of July 31,		As of July 31,
Segments	2015	2014	2015	2014
Multi-Family Residential	93.5%	94.0%	91.2%	93.4%
Healthcare	96.0%	96.6%	94.7%	96.6%
Industrial	100.0%	100.0%	84.3%	100.0%

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

The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for the three months ended July 31, 2015 and 2014.  For a reconciliation of NOI of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.

The tables also show NOI by reportable operating segment on a same-store property and non-same-store property basis. This comparison allows us to evaluate the performance of existing properties and their contribution to net income. Management believes that measuring performance on a same-store property basis is useful to investors because it enables evaluation of how our properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing NOI, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store properties, since changes from one fiscal year to another in real estate revenue and expenses from non-same-store properties are due to the addition of those properties to our real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of our real estate portfolio.

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three months ended July 31, 2015 and 2014.

	(in thousands, except percentages)
	Three Months Ended July 31
	2015	2014	$ Change	% Change
All Segments

Real estate revenue
Same-store	$43,931	$43,840	$91	0.2%
Non-same-store(1)	5,987	4,581	1,406	30.7%
Total	$49,918	$48,421	$1,497	3.1%

Real estate expenses
Same-store	$15,995	$16,394	$(399)	(2.4)%
Non-same-store(1)	2,405	1,858	547	29.4%
Total	$18,400	$18,252	$148	0.8%

Net operating income
Same-store	$27,936	$27,446	$490	1.8%
Non-same-store(1)	3,582	2,723	859	31.5%
Total	$31,518	$30,169	$1,349	4.5%
TRS senior housing revenue	1,038	793
TRS senior housing expenses	(769)	(693)
Depreciation/amortization	(13,443)	(12,435)
Administrative, advisory and trustee services	(2,454)	(3,664)
Other expenses	(424)	(612)
Impairment of real estate investments	(1,285)	(2,320)
Interest expense	(9,196)	(9,747)
Interest and other income	607	686
Income before loss on sale of real estate and other investments and income (loss) from discontinued operations	5,592	2,177
Loss on sale of real estate and other investments	(175)	(2,993)
Income (loss) from continuing operations	5,417	(816)
(Loss) income from discontinued operations(2)	(690)	617
Net income (loss)	$4,727	$(199)

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
Held for Investment -	Multi-Family Residential -
Arcata, Golden Valley, MN; Chateau II, Minot, ND; Colonial Villa, Burnsville, MN; Commons at Southgate, Minot, ND; Cypress Court I and II, St. Cloud, MN;  Dakota Commons, Williston, ND; Homestead Garden, Rapid City, SD;  Legacy Heights, Bismarck, ND; Northridge, Bismarck, ND;  Red 20, Minneapolis, MN; Renaissance Heights, Williston, ND and Silver Springs, Rapid City, SD.
Total number of units, 1,759.

	Healthcare -	Edina 6565 France SMC III, Edina, MN. Total rentable square footage, 57,624.
	Industrial -	Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 220,557.
	Other -	Minot Southgate Wells Fargo Bank, Minot, ND. Total rentable square footage, 4,998.

Held for Sale -	Healthcare -	Nebraska Orthopaedic Hospital, Omaha, NE. Total rentable square footage, 61,758.
Total NOI for held for sale properties for the three months ended July 31, 2015 and 2014, respectively, $478 and $471.

Sold -	Multi-Family Residential -	Lancaster, St. Cloud, MN.
	Healthcare -	Jamestown Medical Office Building, Jamestown, ND.
	Industrial -	Eagan 2785 & 2795 Hwy 55, Eagan, MN.
Other -
2030 Cliff Road, Eagan, MN; Burnsville Bluffs II, Burnsville, MN; Dewey Hill Business Center, Edina, MN; Fargo Express Community, Fargo, ND; Kalispell Retail Center, Kalispell, MT; Northgate I, Maple Grove, MN; Northgate II, Maple Grove, MN; Plymouth I, Plymouth, MN; Plymouth II, Plymouth, MN; Plymouth III, Plymouth, MN; Plymouth IV-V, Plymouth, MN; Southeast Tech, Eagan, MN; Thresher Square, Minneapolis, MN; Weston Retail, Weston, WI; Whitewater Plaza, Minnetonka, MN and Wirth Corporate Center, Golden Valley, MN.

Total NOI for sold properties for the three months ended July 31, 2015 and 2014, respectively, $8 and $1,242.

(2)	Discontinued operations include gain on disposals and income from operations for:

2016 Held for Sale – 610 Business Center, 7800 West Brown Deer Road, American Corporate Center, Ameritrade, Barry Pointe Office Park, Benton Business Park, Brenwood, Brook Valley I, Burnsville Strip Center, Champlin South Pond, Chan West Village, Corporate Center West, Crosstown Centre, Duluth 4615 Grand, Duluth Denfeld Retail, Eden Prairie 6101 Blue Circle Drive, Farnam Executive Center, Flagship Corporate Center, Forest Lake Auto, Forest Lake Westlake Center, Gateway Corporate Center, Golden Hills Office Center, Grand Forks Medpark Mall, Granite Corporate Center, Great Plains, Highlands Ranch I and II, Interlachen Corporate Center, Intertech Building, Jamestown Buffalo Mall, Jamestown Business Center, Lakeville Strip Center, Mendota Office Center I-IV, Minnesota National Bank, Miracle Hills One, Monticello C-Store, Northpark Corporate Center, Omaha 10802 Farnam Dr, Omaha Barnes & Noble, Pacific Hills, Pine City C-Store, Pine City Evergreen Square, Plaza VII, Plymouth 5095 Nathan Lane, Prairie Oak Business Center, Rapid City 900 Concourse Drive, Riverport, Rochester Maplewood Square, Spring Valley IV, V, X and XI, St.Cloud Westgate, Superior Office Building, TCA Building, Three Paramount Plaza, Timberlands, UHC Office, US Bank Financial Center, Wells Fargo Center, West River Business Park, Westgate and Woodlands Plaza IV.

An analysis of NOI by segment follows.

Multi-Family Residential

Real estate revenue from same-store properties in our multi-family residential segment increased by 1.2% or $305,000 in the three months ended July 31, 2015 compared to the same period in the prior fiscal year. The continued levels of high occupancy provided the ability to raise rents, and accordingly a $471,000 increase was realized due to rental rate increases.  This increase was offset by a slight increase in vacancy of $258,000.  Other fee items combined increased by $92,000.

Real estate expenses at same-store properties increased by 2.5% or $290,000 in the three months ended July 31, 2015 compared to the same period in the prior fiscal year. The primary factors were increased real estate taxes of $239,000, and increased maintenance expenses of $200,000.  These increases were offset by a decrease in insurance expenses of $261,000, while all other expenses combined increased by $112,000 when compared to the prior year.  The increase in real estate taxes was primarily due to increased property valuations while the increase in maintenance expenses was due to more general maintenance items being completed during the quarter when compared to the prior year.  The decrease in insurance expenses was due to a decrease in deductibles paid on insurance claims.

	(in thousands, except percentages)
	Three Months Ended July 31,
	2015	2014	$ Change	% Change
Multi-Family Residential

Real estate revenue
Same-store	$26,129	$25,824	$305	1.2%
Non-same-store	5,250	1,903	3,347	175.9%
Total	$31,379	$27,727	$3,652	13.2%

Real estate expenses
Same-store	$11,726	$11,436	$290	2.5%
Non-same-store	2,196	785	1,411	179.7%
Total	$13,922	$12,221	$1,701	13.9%

Net operating income
Same-store	$14,403	$14,388	$15	0.1%
Non-same-store	3,054	1,118	1,936	173.2%
Total	$17,457	$15,506	$1,951	12.6%

Occupancy	2015	2014
Same-store	93.5%	94.0%
Non-same-store	77.7%	85.9%
Total	91.2%	93.4%

Number of Units	2015	2014
Same-store	10,268	10,269
Non-same-store	1,759	811
Total	12,027	11,080

Healthcare

Real estate revenue from same-store properties in our healthcare segment decreased by 1.7% or $267,000 in the three months ended July 31, 2015 compared to the same period in the prior fiscal year. The decrease in revenue was attributable to a decrease in the straight-line receivable of $286,000 while all other real estate revenues items combined increased by $19,000.

Real estate expenses from same-store properties decreased by 11.5% or $485,000 in the three months ended July 31, 2015 compared to the same period in the prior fiscal year. The primary factor was decreased other property expenses of $294,000, while all other real estate expenses combined decreased by $191,000.The decrease in other property expenses, consisting of bad debt provision expenses, was due to a decrease in the estimated uncollectible accounts receivable.

	(in thousands, except percentages)
	Three Months Ended July 31,
	2015	2014	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$15,107	$15,374	$(267)	(1.7)%
Non-same-store	599	828	(229)	(27.7)%
Total	$15,706	$16,202	$(496)	(3.1)%

Real estate expenses
Same-store	$3,729	$4,214	$(485)	(11.5)%
Non-same-store	103	142	(39)	(27.5)%
Total	$3,832	$4,356	$(524)	(12.0)%

Net operating income
Same-store	$11,378	$11,160	$218	2.0%
Non-same-store	496	686	(190)	(27.7)%
Total	$11,874	$11,846	$28	0.2%

Occupancy	2015	2014
Same-store	96.0%	96.6%
Non-same-store	63.6%	96.5%
Total	94.7%	96.6%

Rentable Square Footage	2015	2014
Same-store	2,870,116	2,968,408
Non-same-store	119,382	106,980
Total	2,989,498	3,075,388

Industrial

Real estate revenue from same-store properties in our industrial segment increased by 5.0% or $75,000 in the three months ended July 31, 2015 compared to the same period in the prior fiscal year. Tenant reimbursements increased by $77,000 while all other revenue items combined decreased by $2,000.

Real estate expenses from same-store properties decreased by 9.2% or $32,000 in the three months ended July 31, 2015 compared to the same period of the prior fiscal year. The decrease was primarily due to a decrease in insurance expenses of $15,000 resulting from a decrease in deductibles paid on insurance claims.  All other real estate expenses items combined decreased by $17,000.

	(in thousands, except percentages)
	Three Months Ended July 31,
	2015	2014	$ Change	% Change
Industrial

Real estate revenue
Same-store	$1,572	$1,497	$75	5.0%
Non-same-store	50	73	(23)	(31.5)%
Total	$1,622	$1,570	$52	3.3%

Real estate expenses
Same-store	$313	$345	$(32)	(9.3)%
Non-same-store	83	105	(22)	(21.0)%
Total	$396	$450	$(54)	(12.0)%

Net operating income
Same-store	$1,259	$1,152	$107	9.3%
Non-same-store	(33)	(32)	(1)	(3.1)%
Total	$1,226	$1,120	$106	9.5%

Occupancy	2015	2014
Same-store	100.0%	100.0%
Non-same-store	12.9%	100.0%
Total	84.3%	100.0%

Rentable Square Footage	2015	2014
Same-store	1,002,361	1,002,361
Non-same-store	220,557	17,750
Total	1,222,918	1,020,111

Analysis of Commercial Segments’ Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on July 31, 2015, for all commercial properties owned by us, including those held for sale, measured by percentage of total commercial segments’ minimum rents as of July 1, 2015.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 15.1% of our total commercial segments’ minimum rents as of July 1, 2015, and they accounted for approximately 7.3% of our total real estate rentals as of July 1, 2015.

As of July 31, 2015, 79 of our properties held for investment, including all 20 of our Edgewood Vista properties, all eight of our Idaho Spring Creek senior housing properties, and all five of our Wyoming senior housing properties, and 7 of our properties held for sale were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

We regularly monitor the relative credit risk of our significant tenants, including our triple net tenants. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates, and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates. These factors may change over time. Prior to signing a lease with a tenant, we generally assesses the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged (e.g., higher risk tenants will be charged higher rent). Over the course of a lease, our property management and asset management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit, receive tenant financial information for periodic review, or review publicly-available financial statements, in the case of public company tenants or non-profit entities, such as hospital systems, whose financial statements are required to be filed with state agencies. Through these means we monitor tenant credit quality.

Lessee	% of Total Commercial Segments’ Minimum Rents as of July 1, 2015
Affiliates of Edgewood Vista(1)	15.1%
Fairview Health Services	4.0%
St. Luke’s Hospital of Duluth, Inc.	3.7%
Applied Underwriters	2.6%
HealthEast Care System	1.8%
Microsoft (NASDAQ: MSFT)	1.5%
Arcadis Corporate Services, Inc.	1.4%
Nebraska Orthopaedic Hospital(2)	1.4%
State of Idaho Department of Health and Welfare	1.2%
Affiliates of Siemens USA (NYSE: SI)	1.2%
All Others	66.1%
Total Monthly Commercial Rent as of July 1, 2015	100.0%

(1)	If held for sale properties were excluded, Affiliates of Edgewood Vista percentage of total commercial segments’ minimum rents as of July 1, 2015 would be 31.6%.
(2)	The tenant in the Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. We are currently engaged in an arbitration proceeding pursuant to the lease agreement to determine the purchase price. We currently can give no assurance that the sale of the property pursuant to the purchase option will be completed.

Commercial Leasing Activity

During fiscal year 2016, we have executed new and renewal commercial leases for our same-store rental properties on 61,372 square feet for the three months ended July 31, 2015.  Despite our leasing efforts, occupancy in our same-store healthcare and industrial portfolios decreased to 97.0% as of July 31, 2015, down from 97.4% as of July 31, 2014.

The total leasing activity for our same-store healthcare and industrial properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:

Three Months Ended July 31, 2015 and 2014

	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy
Segments	2015	2014	2015	2014	2015	2014	2015	2014
Healthcare	1,624	8,947	46,422	39,016	48,046	47,963	96.0%	96.6%
Industrial	0	0	13,326	0	13,326	0	100.0%	100.0%
Total	1,624	8,947	59,748	39,016	61,372	47,963	97.0%	97.4%

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period.

New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare and industrial properties:

Three Months Ended July 31, 2015 and 2014

	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Healthcare	1,624	8,947	16.5	8.6	23.64	21.10	35.00	29.69	10.00	9.10
Industrial	0	0	0	0	0	0	0	0	0	0
Total	1,624	8,947	16.5	8.6	$23.64	$21.10	$35.00	$29.69	$10.00	$9.10

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.
(2)	Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare and industrial segments (square feet data in thousands):

Three Months Ended July 31, 2015 and 2014

	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Healthcare	46,422	39,016	86.5%	90.7%	8.4	5.6	15.3%	4.5%	15.23	5.03	6.30	2.01
Industrial	13,326	0	0%	0%	5.1	0	3.7%	0%	1.00	0	1.11	0
Total	59,748	39,016	86.5%	90.7%	7.9	5.6	14.4%	4.5%	$12.06	$5.03	$5.14	$2.01

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period.

(2)
Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. The category of renewed leases does not include leases that have become month-to-month leases, as the month-to-month leases are considered lease amendments.

(3)	Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments.  The increase in the average growth in effective rents for the healthcare segment for the three months ended July 31, 2015 when compared to the same period in the prior fiscal year is due to the continued levels of high occupancy as well as increased leasing costs associated with the new and renewing leases.

Lease Expirations

Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated healthcare and industrial properties, including square footage and annualized base rent for expiring leases, as of July 31, 2015.

Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(2)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(3)	Percentage of Total Commercial Segments Annualized Base Rent
2016 (remainder)(1)	44	644,628	16.6%	$7,253,739	13.8%
2017	28	194,940	5.0%	2,967,374	5.6%
2018	20	177,701	4.6%	4,208,723	8.0%
2019	21	350,052	9.0%	4,802,740	9.1%
2020	13	166,159	4.3%	1,931,422	3.7%
2021	17	98,512	2.5%	1,931,600	3.7%
2022	38	1,286,404	33.2%	16,542,928	31.4%
2023	12	480,309	12.4%	2,295,072	4.4%
2024	26	201,244	5.2%	4,101,477	7.8%
2025	5	76,691	2.0%	1,634,465	3.1%
Thereafter	14	200,747	5.2%	4,953,209	9.4%
Totals	238	3,877,387	100.0%	$52,622,749	100.0%

(1)	Includes month-to-month leases. As of July 31, 2015, month-to-month leases accounted for 308,027 square feet of which 286,854 square feet were located in five senior housing facilities in Wyoming.
(2)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 99,535 square feet of space occupied by us.
(3)	Annualized Base Rent is monthly scheduled rent as of January 1, 2015, multiplied by 12.

Because of the different property types in our commercial portfolio and the dispersed locations of a substantial portion of the portfolio’s properties in secondary and tertiary markets, information on current market rents is difficult to obtain, is highly subjective, and is often not directly comparable between properties. As a result, we believe that the increase or decrease in effective rent on our recent leases is the most objective and meaningful information available regarding rent trends and the relationship between rents on leases expiring in the near term and current market rents across our markets. We believe that rents on our new and renewed leases generally approximate market rents.

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the first quarter of fiscal year 2016, we had no new acquisitions and sold one office property for a total sales price of $7.0 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the three month periods ended July 31, 2015 and 2014.

Development and Re-Development Projects

The following tables provide additional detail, as of July 31, 2015, on our in-service (completed) development and re-development projects, and development and re-development projects in progress. All of these projects are excluded from the same-store pool. We measure initial yield on our development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects in progress listed below range from an estimated approximate 6.0% to an estimated approximate 10.0% initial yield.

Projects Placed in Service in the Three Months Ended July 31, 2015

				(in thousands)			(in fiscal years)
Project Name and Location	Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of July 31, 2015(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
Chateau II - Minot, ND	Multi-Family Residential	72 units	41.7%	$14,711	$14,600	$204,319	Q1 2016	Q1 2018
Edina 6565 France SMC III - Edina, MN	Healthcare	57,624 sq ft	24.5%	36,752	28,816	638	Q1 2016	Q1 2018
Renaissance Heights - Williston, ND(2)	Multi-Family Residential	288 units	42.4%	62,362	62,339	216,535	Q1 2016	Q1 2018
				$113,825	$105,755

(1)	Excludes tenant improvements and leasing commissions.
(2)	We are currently an approximately 70.0% partner in the joint venture entity constructing this project. The anticipated total cost amount given is the total cost to the joint venture entity.

Projects in Progress at July 31, 2015

(in thousands)	(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of July 31, 2015	Anticipated Construction Completion
Minot Southgate Retail - Minot, ND	Other	7,963 sq ft	0%	$2,923	$2,550	2Q 2016
PrairieCare Medical - Brooklyn Park, MN	Healthcare	70,756 sq ft	100%	24,251	23,424	2Q 2016
Cardinal Point - Grand Forks, ND	Multi-Family Residential	251 units	10.4%	40,042	33,704	3Q 2016
Deer Ridge – Jamestown, ND	Multi-Family Residential	163 units	11.7%	24,519	20,627	3Q 2016
71 France Phases I, II & III- Edina, MN(1)	Multi-Family Residential	241 units	27.0%	73,290	50,455	1Q 2017
Monticello Crossings Phase I(2)	Multi-Family Residential	136 units	0%	19,097	1,978	2Q 2017
Other	n/	a	n/	a	n/	a	n/	a	2,790	n/	a
$184,122	$135,528

(1)	The project will be constructed in three phases by a joint venture entity in which we have an approximately 52.6% interest. The anticipated total cost amount given is the total cost to the joint venture entity. The anticipated total cost includes approximately 21,772 square feet of retail space.
(2)	This project will be constructed in two phases with approximately 202 units and an anticipated total cost of $31.5 million.

FUNDS FROM OPERATIONS

We consider Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.” In addition, in October 2011, NAREIT clarified its computation of FFO to exclude impairment charges for all periods presented. Because of limitations of the FFO definition adopted by NAREIT, we have made certain interpretations in applying the definition. We believe all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.

Management considers that FFO, by excluding depreciation costs, impairment write-downs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, is useful to investors in providing an additional perspective on our operating results. Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time. However, real estate asset values have historically risen or fallen with market conditions. NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by GAAP may not reflect underlying economic realities. Additionally, the exclusion in NAREIT’s definition of FFO of impairment write-downs and gains and losses from the sales of previously depreciated operating real estate assets, assists our management and investors in identifying the operating results of the long-term assets that form the core of our investments, and assists in comparing those operating results between periods. FFO is used by our management and investors to identify trends in occupancy rates, rental rates and operating costs.

While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO in the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income as determined in accordance with GAAP as a measure of our performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of sufficient cash flow to fund all of our needs or our ability to service indebtedness or make distributions.
FFO applicable to common shares and Units for the three months ended July 31, 2015 increased to $22.0 million compared to $18.9 million for the comparable period ended July 31, 2014, an increase of 16.3%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended July 31,	2015			2014
	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)	Amount	Weighted Avg Shares and Units(2)	Per Share And Unit(3)
Net income (loss) attributable to Investors Real Estate Trust	$4,540			$(151)
Less dividends to preferred shareholders	(2,879)			(2,879)
Net income (loss) available to common shareholders	1,661	124,855	$0.02	(3,030)	111,039	$(0.03)
Adjustments:
Noncontrolling interest – Operating Partnership	186	13,951		(402)	20,293
Depreciation and amortization(1)	18,259			17,037
Impairment of real estate investments	1,725			2,320
Loss on depreciable property sales	175			2,993
FFO applicable to common shares and Units	$22,006	138,806	$0.16	$18,918	131,332	$0.14

(1)	Real estate depreciation and amortization consists of the sum of depreciation/amortization related to real estate investments and amortization related to non-real estate investments from the Condensed Consolidated Statements of Operations, totaling $13,443 and $12,435, and depreciation/amortization from Discontinued Operations of $4,863 and $4,621, less corporate-related depreciation and amortization on office equipment and other assets of $31 and $19, for the three months ended July 31, 2015 and 2014, respectively.
(2)	Units of the Operating Partnership are exchangeable for cash, or, at our discretion, for common shares of beneficial interest on a one-for-one basis.
(3)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.

DISTRIBUTIONS

The following distributions per common share and Unit were paid during the three months ended July 31 of fiscal years 2016 and 2015:

Month	Fiscal Year 2016	Fiscal Year 2015
July	$.1300	$.1300

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal liquidity demands are maintaining distributions to the holders of common and preferred shares and Units, capital improvements and repairs and maintenance to properties, acquisition of additional properties, property development, tenant improvements and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of July 31, 2015, we had one multi-bank line of credit with a total commitment capacity of $100.0 million, secured by mortgages on 16 properties. Management considers our ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to experience significant challenges including reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent our ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, we may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

To the extent we do not satisfy our long-term liquidity requirements, which consist primarily of maturities under long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and our credit facilities, we intend to satisfy such requirements through a combination of funding sources which we believe will be available to us, including the issuance of Units, additional common or preferred equity, proceeds from the sale of properties, and additional long-term secured or short-term unsecured indebtedness.

SOURCES AND USES OF CASH

Credit markets continue to be stable, with credit availability relatively unconstrained and benchmark interest rates remaining at or near historic lows.  While to date there has been no material negative impact on our ability to borrow in our multi-family segment, we continue to monitor the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multi-family residential properties and their general capacity to lend given allocations set by the Federal Housing Finance Agency. We consider that one of the consequences of a modification in the agencies’ roles in recent years could potentially lead to a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multi-family residential properties in major metropolitan markets. We have historically obtained a significant portion of our multi-family debt from Freddie Mac, and we continue to plan to refinance portions of our maturing multi-family debt with these two entities, so any change in their ability or willingness to lend going forward could result in higher loan costs and/or more constricted availability of financing for us. Underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period, however, and we continue to find recourse security more frequently required, lower amounts of proceeds available and lenders limiting the amount of financing available in an effort to manage capital allocations and credit risk.  While we continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness. Accordingly, we remain cautious regarding our ability in fiscal year 2016 to rely on cash-out refinancing at levels we had achieved in recent years to provide funds for investment opportunities and other corporate purposes.

As of July 31, 2015 approximately 97.1%, or $8.2 million, of our mortgage debt maturing in the second and third quarters of fiscal year 2016 is debt placed on properties on multi-family residential assets, and approximately 2.9%, or approximately $241,000, is debt placed on properties in our industrial segment. Of this $8.4 million, we expect to pay off $1.8 million in the second and third quarters of fiscal year 2016 and expect to refinance $6.6 million in the second and third quarters of fiscal year 2016.  As of July 31, 2015, approximately 27.8%, or $16.6 million, of our mortgage debt maturing in the next twelve months is debt placed on multi-family residential assets, and approximately 72.2%, or $43.1 million, is debt placed on properties in our  healthcare and industrial segments.

Our revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, had, as of July 31, 2015, lending commitments of $100.0 million at an interest rate of 4.75%. As of July 31, 2015, the line of credit was secured by mortgages on 16 properties and had a minimum outstanding principal balance requirement of $17.5 million. As of July 31, 2015 and April 30, 2015, we had borrowed $83.5 million and $60.5 million, respectively.

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2015, our compensating balances totaled $14.2 million and consisted of the following: First International Bank, Watford City, North Dakota, deposit of $6.0 million; Private Bank, Minneapolis, Minnesota, deposit of $2.0 million; Associated Bank, Green Bay, Wisconsin, deposit of $3.6 million; American National Bank, Omaha, Nebraska, deposit of $400,000; Dacotah Bank, Minot, North Dakota, deposit of $350,000; United Community Bank, Minot, North Dakota, deposit of $275,000; Peoples State Bank of Velva, North Dakota, deposit of $225,000, Commerce Bank, a Minnesota Banking Corporation, deposit of $100,000,and Bremer Bank, Saint Paul, Minnesota, deposit of $1.3 million. The deposits at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than one year and we intend to hold them to maturity.

Current anticipated total project costs for development projects in progress at July 31, 2015 total approximately $184.1 million (including costs incurred by project joint venture entities), of which approximately $135.5 million has been incurred as of July 31, 2015. As of July 31, 2015, the Operating Partnership (or the project joint venture entities) had entered into construction loans totaling approximately $102.3 million for development projects in progress. In addition to current planned expenditures for development projects in progress, as of July 31, 2015, we are committed to fund $7.8 million in tenant improvements, within approximately the next 12 months. Of the total $7.8 million, approximately $5.2 million is related to properties classified as held for sale.

The issuance of Units for property acquisitions continues to be an expected source of capital for us. There were no Units issued in the three months ended July 31, 2015 and 2014.

Under our DRIP, common shareholders and Unitholders have an opportunity to use their cash distributions to purchase additional common shares, and to purchase additional shares through voluntary cash contributions. During the three months ended July 31, 2015 and 2014, approximately 766,000 and 2.4 million common shares with a total value included in equity of $5.2 million and $20.9 million, and an average price per share after applicable discounts of $6.84 and $8.64, respectively, were issued under the DRIP plan.

Cash and cash equivalents at July 31, 2015 totaled $44.8 million, compared to $60.6 million at July 31, 2014, a decrease of $23.5 million. Net cash provided by operating activities for the three months ended July 31, 2015 increased by $1.4 million, primarily due to an increase in adjusted net income compared to the three months ended July 31, 2014.  Net cash used by investing activities decreased by $6.8 million for the three months ended July 31, 2015 compared to the three months ended July 31, 2014, primarily due to a decrease in payments for acquisitions net of an increase in payments for development and redevelopment of real estate. Net cash provided by financing activities for the three months ended July 31, 2015 decreased by $25.8 million compared to the three months ended July 31, 2014, primarily due to an increase in payments on mortgage debt and a decrease in proceeds from sale of common shares net of a decrease in principal payments on revolving line of credit.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by $1.6 million as of July 31, 2015, compared to April 30, 2015, due to new loans. As of July 31, 2015, approximately 92.4% of our $669.7 million of mortgage debt is at fixed rates of interest, with staggered maturities. This limits our exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of July 31, 2015, the weighted average rate of interest on our mortgage debt was 4.89%, compared to 4.95% on April 30, 2015.

Property Owned. Property owned was $1.6 billion at July 31, 2015 compared to $1.5 billion at April 30, 2015. During the three months ended July 31, 2015, we had no new acquisitions and disposed of one property, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2015 were $44.8 million, compared to $49.0 million on April 30, 2015.

Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $329,000 on July 31, 2015 and on April 30, 2015.

Operating Partnership Units. Outstanding Units in the Operating Partnership decreased to 13.9 million Units at July 31, 2015 compared to 14.0 million Units outstanding at April 30, 2015. The decrease resulted primarily from the conversion of Units in exchange for common shares.

Common and Preferred Shares of Beneficial Interest. Common shares of beneficial interest outstanding on July 31, 2015 totaled 125.4 million, compared to 124.5 million outstanding on April 30, 2015. We issued common shares pursuant to our DRIP, consisting of approximately 766,000 common shares issued during the three months ended July 31, 2015, for a total value of $5.2 million.

Conversions of approximately 78,000 Units to common shares, for a total of approximately $576,000 in shareholders’ equity, also increased the number of common shares of beneficial interest outstanding during the three months ended July 31, 2015. We issued approximately 220,000 common shares, with a total grant-date value of approximately $1.6 million, under the 2008 Incentive Award Plan for executive officer and trustee share-based compensation for fiscal year 2014 performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Because approximately 92.4% and 92.8% of our mortgage debt, excluding mortgage debt related to held for sale assets, as of July 31, 2015 and April 30, 2015, respectively, is at fixed interest rates, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. Accordingly, interest rate fluctuations during the first quarter of fiscal year 2016 did not have a material effect on us. However, even though our goal is to maintain a fairly low exposure to interest rate risk, we are still vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt. We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2015, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate:

	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total	Fair Value
Fixed Rate	$64,690	$33,601	$38,394	$85,487	$63,293	$333,701	$619,166	$728,422
Avg Fixed Interest Rate(1)	3.73%	5.06%	5.01%	4.79%	4.63%

Variable Rate	$646	$8,372	$884	$31,361	$9,305	$0	$50,568	$50,568
Avg Variable Interest Rate(1)	2.26%	2.99%	3.06%	3.25%	2.97%

Held for Sale	$11,807	$161,063	$27,287	$49,519	$7,237	$36,108	293,021	409,931
Avg Fixed Interest Rate(1)	4.16%	3.92%	4.97%	4.15%	5.04%
							$962,755	$1,188,921

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Fixed Rate	$23,058	$28,054	$26,067	$23,122	$18,378	$30,012	$148,691
Variable Rate	1,145	1,495	1,271	640	134	0	4,685
Held for Sale	12,200	11,009	5,899	3,495	2,109	2,168	36,880
							$190,256

(1)	Interest rate given is for the entire year.

The weighted average interest rate on our fixed rate and variable rate debt, excluding mortgages related to assets held for sale, as of July 31, 2015, was 4.89%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $50.6 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $506,000.

Exposure to interest rate fluctuation risk on our $100.0 million secured line of credit is limited by a cap on the interest rate of 8.65% with a floor of 4.75%. The line of credit has an interest rate equal to the Wall Street Journal Prime Rate plus 1.25%, matures in September 2017 and had an outstanding balance of $83.5 million at July 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2016, we issued an aggregate of 300 unregistered common shares to holders of limited partnership units of our Operating Partnership, on a one-for-one basis upon redemption and conversion of an equal number of limited partnership units. All such issuances of common shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such common shares under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1
Agreement for Sale and Purchase of Property dated June 12, 2015 by and between IRET Properties, as seller, and LSREF4 Bison Acquisitions, LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 18, 2015).

10.2
Agreement for Sale and Purchase of Property dated June 25, 2015 by and between IRET Properties, as seller, and Glenborough, LLC, as agent on behalf of a joint venture between Glenborough and Oaktree Capital Management, L.P., as buyer (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 26, 2015).

31.1*	Section 302 Certification of President and Chief Executive Officer

31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer

32.1*	Section 906 Certifications of President and Chief Executive Officer

32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer

101*
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

* Filed herewith

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

Date: September 9, 2015