Form 10-Q
period 2015-10-31
INVESTORS REAL ESTATE TRUST
filed 2015-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

The number of common shares of beneficial interest outstanding as of December 3, 2015, was 122,425,544.

PART I
ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2016
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	October 31, 2015	April 30, 2015
ASSETS
Real estate investments
Property owned	$1,763,150	$1,546,367
Less accumulated depreciation	(333,570)	(313,308)
	1,429,580	1,233,059
Development in progress	89,843	153,994
Unimproved land	22,485	25,827
Total real estate investments	1,541,908	1,412,880
Assets held for sale	115,428	463,103
Cash and cash equivalents	55,133	48,970
Other investments	329	329
Receivable arising from straight-lining of rents, net of allowance of $705 and $718, respectively	16,097	15,617
Accounts receivable, net of allowance of $189 and $438, respectively	4,023	2,865
Real estate deposits	444	2,489
Prepaid and other assets	3,289	3,174
Intangible assets, net of accumulated amortization of $19,839 and $19,610, respectively	25,288	26,213
Tax, insurance, and other escrow	7,440	10,073
Property and equipment, net of accumulated depreciation of $1,213 and $1,464, respectively	1,408	1,542
Goodwill	1,715	1,718
Deferred charges and leasing costs, net of accumulated amortization of $8,622 and $8,077, respectively	9,451	8,864
TOTAL ASSETS	$1,781,953	$1,997,837
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Liabilities held for sale	$145,565	$321,393
Accounts payable and accrued expenses	55,460	56,399
Revolving line of credit	17,500	60,500
Mortgages payable	728,973	668,112
Construction debt and other	128,477	144,111
TOTAL LIABILITIES	1,075,975	1,250,515
COMMITMENTS AND CONTINGENCIES (NOTE 6) REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	7,105	6,368
EQUITY
Investors Real Estate Trust shareholders’ equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2015 and April 30, 2015, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at October 31, 2015 and April 30, 2015, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 122,797,516 shares issued and outstanding at October 31, 2015, and 124,455,624 shares issued and outstanding at April 30, 2015)	936,893	951,868
Accumulated distributions in excess of net income	(455,508)	(438,432)
Total Investors Real Estate Trust shareholders’ equity	620,059	652,110
Noncontrolling interests – Operating Partnership (13,890,331 units at October 31, 2015 and 13,999,725 units at April 30, 2015)	55,957	58,325
Noncontrolling interests – consolidated real estate entities	22,857	30,519
Total equity	698,873	740,954
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,781,953	$1,997,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and six months ended October 31, 2015 and 2014

	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2015	2014	2015	2014
REVENUE
Real estate rentals	$46,727	$45,304	$92,249	$88,868
Tenant reimbursement	4,578	5,042	8,974	9,899
TRS senior housing revenue	965	843	2,003	1,636
TOTAL REVENUE	52,270	51,189	103,226	100,403
EXPENSES
Depreciation/amortization related to real estate investments	14,461	12,859	27,733	25,073
Utilities	3,124	3,024	6,330	5,969
Maintenance	5,784	5,062	11,158	10,048
Real estate taxes	5,002	4,781	9,919	9,768
Insurance	1,244	1,068	2,344	2,530
Property management expenses	4,635	3,479	8,506	7,145
Other property expenses	243	350	175	556
TRS senior housing expenses	812	725	1,581	1,418
Administrative expenses	2,933	2,890	5,387	6,554
Other expenses	1,204	578	1,628	1,190
Amortization related to non-real estate investments	169	216	340	437
Impairment of real estate investments	1,873	1,803	3,158	4,123
TOTAL EXPENSES	41,484	36,835	78,259	74,811
Operating income	10,786	14,354	24,967	25,592
Interest expense	(10,131)	(9,954)	(19,327)	(19,701)
Loss on extinguishment of debt	(106)	0	(106)	0
Interest income	565	560	1,121	1,120
Other income	100	136	151	262
Income before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations	1,214	5,096	6,806	7,273
Gain (loss) on sale of real estate and other investments	0	1,231	(175)	(1,762)
Income from continuing operations	1,214	6,327	6,631	5,511
Income (loss) from discontinued operations	15,463	(457)	14,773	160
NET INCOME	16,677	5,870	21,404	5,671
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,527)	(363)	(1,713)	39
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	1,516	(393)	1,515	(747)
Net income attributable to Investors Real Estate Trust	16,666	5,114	21,206	4,963
Dividends to preferred shareholders	(2,878)	(2,878)	(5,757)	(5,757)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$13,788	$2,236	$15,449	$(794)
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.00	$.02	$.02	$(.01)
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.11	.00	.10	.00
NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$.11	$.02	$.12	$(.01)
DIVIDENDS PER COMMON SHARE	$.13	$.13	$.26	$.26

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the six months ended October 31, 2015 and 2014

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					4,963	538	5,501
Distributions – common shares and units					(29,484)	(4,878)	(34,362)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(4,571)		(4,571)
Distribution reinvestment and share purchase plan			4,212	34,821			34,821
Share-based compensation			204	2,432			2,432
Partnership units issued						100	100
Redemption of units for common shares			6,374	37,700		(37,700)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						3,757	3,757
Other						(370)	(370)
Balance October 31, 2014	5,750	$138,674	119,809	$918,221	$(420,036)	$89,809	$726,668

Balance April 30, 2015	5,750	$138,674	124,455	$951,868	$(438,432)	$88,844	$740,954
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					21,206	287	21,493
Distributions – common shares and units					(32,525)	(3,626)	(36,151)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(4,571)		(4,571)
Distribution reinvestment and share purchase plan			821	5,619			5,619
Share-based compensation			220	482			482
Partnership units issued						400	400
Redemption of units for common shares			154	855		(855)	0
Shares repurchased			(2,852)	(21,931)			(21,931)
Other						(6,236)	(6,236)
Balance October 31, 2015	5,750	$138,674	122,798	$936,893	$(455,508)	$78,814	$698,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the six months ended October 31, 2015 and 2014

	(in thousands)
	Six Months Ended October 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,404	$5,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,594	26,033
Depreciation and amortization from discontinued operations	5,300	9,441
(Gain) loss on sale of real estate, land, other investments and discontinued operations	(23,733)	1,762
Loss on extinguishment of debt	904	0
Share-based compensation expense	605	1,675
Impairment of real estate investments	3,598	5,565
Bad debt expense	162	455
Changes in other assets and liabilities:
Receivable arising from straight-lining of rents	512	(270)
Accounts receivable	1,230	4,457
Prepaid and other assets	379	2,181
Tax, insurance and other escrow	565	323
Deferred charges and leasing costs	(576)	(1,976)
Accounts payable, accrued expenses, and other liabilities	(4,626)	(3,096)
Net cash provided by operating activities	34,318	52,221
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	2,837	245
Payments for real estate deposits	(792)	(5,024)
Decrease in lender holdbacks for improvements	3,258	4,840
Increase in lender holdbacks for improvements	(578)	(621)
Proceeds from sale of discontinued operations	364,559	0
Proceeds from sale of real estate and other investments	6,783	17,106
Insurance proceeds received	432	2,102
Payments for acquisitions of real estate assets	(71,381)	(23,142)
Payments for development and re-development of real estate assets	(79,298)	(87,388)
Payments for improvements of real estate assets	(13,510)	(11,311)
Payments for improvements of real estate assets from discontinued operations	(4,993)	(4,317)
Net cash provided (used) by investing activities	207,317	(107,510)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	51,070	43,500
Principal payments on mortgages payable	(205,833)	(40,922)
Proceeds from revolving line of credit	43,000	35,000
Principal payments on revolving line of credit and other debt	(106,855)	(17,000)
Proceeds from construction debt	46,775	44,560
Proceeds from sale of common shares under distribution reinvestment and share purchase program	1,493	26,731
Proceeds from noncontrolling partner – consolidated real estate entities	826	1,551
Repurchase of common shares	(21,931)	0
Distributions paid to common shareholders, net of reinvestment of $3,997 and $7,725, respectively	(28,528)	(21,759)
Distributions paid to preferred shareholders	(5,757)	(5,757)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership, net of reinvestment of $130 and $365, respectively	(3,496)	(4,513)
Distributions paid to noncontrolling interests – consolidated real estate entities	(6,236)	(370)
Net cash (used) provided by financing activities	(235,472)	61,021
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,163	5,732
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,970	47,267
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,133	$52,999

(continued)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the six months ended October 31, 2015 and 2014

	(in thousands)
	Six Months Ended October 31
	2015	2014
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan	$3,997	$7,725
Operating partnership distribution reinvestment plan	130	365
Operating partnership units converted to shares	855	37,700
Real estate assets acquired through the issuance of operating partnership units	400	100
Real estate assets acquired through assumption of indebtedness and accrued costs	0	12,169
Increase to accounts payable included within real estate investments	1,241	9,569
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	0	2,206
Construction debt reclassified to mortgages payable	41,649	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $3,367 and $2,232, respectively	$16,846	$26,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2015 and 2014

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET”, “we” or “us”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multifamily residential and commercial real estate. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the six months ended October 31, 2015 and 2014. Our multifamily properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Idaho, Iowa, Kansas, Missouri, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of October 31, 2015, we held for investment 94 multifamily properties with 12,269 apartment units and 83 commercial properties, consisting of healthcare, industrial and other, totaling 4.5 million net rentable square feet. We held for sale 8 multifamily and 13 commercial properties as of October 31, 2015. We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

All references to IRET, we or us refer to Investors Real Estate Trust and its consolidated subsidiaries.

NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation. Our fiscal year ends April 30th.

Our interest in the Operating Partnership was 89.8% of the limited partnership units of the Operating Partnership (“Units”) as of October 31, 2015 and 89.9% as of April 30, 2015. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their Units for cash any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for our common shares of beneficial interest (“Common Shares”), on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for less than all of the Units held by such limited partner. The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year or other limitations to their Exchange Right.

The condensed consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into our other operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership and income and expenses.

UNAUDITED INTERIM FINANCIAL STATEMENTS

Our interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods have been included.

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as filed with the SEC on June 29, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. The ASU will become effective for fiscal years beginning after December 15, 2017. We do not expect adoption of this update to have a material impact on our operating results or financial position.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with variable interest entities, and (iv) provide a scope exception for certain entities.  The ASU will become effective for fiscal years beginning after December 15, 2015. We do not expect adoption of this update to have a material impact on our operating results or financial position.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. The ASU will become effective for fiscal years beginning after December 15, 2015. We do not expect adoption of this update to have a material impact on our operating results or financial position.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Under ASU 2015-05, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU will become effective for fiscal years beginning after December 15, 2015. We do not expect adoption of this update to have a material impact on our operating results or financial position.

IMPAIRMENT OF LONG-LIVED ASSETS

We periodically evaluate our long-lived assets, including investments in real estate, for impairment indicators. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

During the six months ended October 31, 2015, we incurred a loss of approximately $3.6 million due to impairment of one office property, one parcel of land and eight multifamily properties. We recognized impairment of approximately $440,000 on an office property in Eden Prairie, Minnesota, which was written-down to estimated fair value during the first quarter of fiscal year 2016 based on receipt of a market offer to purchase and our intent to dispose of the property.  Also in the first quarter of fiscal year 2016, we recognized impairment of $1.3 million on a parcel of land in Grand Chute, Wisconsin based on its sale listing price and our intent to dispose of the property. We recognized impairment of $1.9 million on eight multifamily properties in St. Cloud, Minnesota which were written-down to estimated fair value during the second quarter of fiscal year 2016 based on receipt of a market offer to purchase and our intent to dispose of the property.  The impairment loss of the Eden Prairie, Minnesota property for the first quarter of fiscal year 2016 is reported in discontinued operations. See Note 7 for additional information.

During the six months ended October 31, 2014, we incurred a loss of $5.6 million due to impairment of four commercial properties. We recognized impairments of $2.1 million on a retail property in Kalispell, Montana, approximately $183,000 on an office property in Golden Valley, Minnesota, $1.8 million on an office property in Minneapolis, Minnesota, and $1.4 million on an office property in Boise, Idaho. These properties were written-down to estimated fair value during the first and second quarters of fiscal year 2015 based on receipt of individual market offers to purchase and the Company’s intent to dispose of the properties or, in the case of the Boise, Idaho property, an independent appraisal.

HELD FOR SALE

We classify properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. Liabilities classified as held for sale consist of liabilities to be included in the transaction and liabilities directly associated with assets that will be transferred in the transaction. At October 31, 2015, we had 9 office properties, 3 retail properties, 8 multifamily properties and one healthcare property classified as held for sale with assets of $115.4 million and liabilities of $145.6 million. At April 30, 2015, we had 49 office properties, 17 retail properties and two healthcare properties classified as held for sale with assets of $463.1 million and liabilities of $321.4 million.

COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2015, our compensating balances totaled $13.4 million and consisted of the following:

Financial Institution
First International Bank, Watford City, ND	$6,000,000
Associated Bank, Green Bay, WI	3,000,000
The PrivateBank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	350,000
United Community Bank, Minot, ND	275,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$13,435,000

The deposits at United Community Bank and a portion of the deposit at Dacotah Bank are held as certificates of deposit and comprise the approximately $329,000 in other investments on the Condensed Consolidated Balance Sheets. The certificates of deposit have remaining terms of less than one year and we intend to hold them to maturity.

We have a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $3.3 million in holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2015 is due primarily to the release of loan proceeds to us upon completion of construction and tenant improvement projects, while the increase of approximately $578,000 represents additional amounts retained by lenders for new projects.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, we record the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the six months ended October 31, 2015 and 2014, respectively, we added approximately $1.3 million and $365,000 of new intangible assets and approximately $101,000 and $0 of new intangible liabilities. The weighted average lives of the intangible assets acquired in the six months ended October 31, 2015 and 2014 are 0.8 years and 0.5 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

Our identified intangible assets and intangible liabilities at October 31, 2015 and April 30, 2015 were as follows:

	(in thousands)
	October 31, 2015	April 30, 2015
Identified intangible assets (included in intangible assets):
Gross carrying amount	$45,127	$45,823
Accumulated amortization	(19,839)	(19,610)
Net carrying amount	$25,288	$26,213

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$159	$82
Accumulated amortization	(44)	(61)
Net carrying amount	$115	$21

The amortization of acquired below-market leases and acquired above-market leases reduced rental income by approximately $4,000 and $6,000 for the three months ended October 31, 2015 and 2014, respectively, and approximately $11,000 and $11,000 for the six months ended October 31, 2015 and 2014, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2017	$3
2018	(11)
2019	(20)
2020	(16)
2021	(13)

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.2 million and $1.7 million for the three months ended October 31, 2015 and 2014, respectively, and $2.2 million and $2.9 million for the six months ended October 31, 2015 and 2014, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2017	$3,835
2018	3,605
2019	3,507
2020	3,440
2021	3,312

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of October 31, 2015 and April 30, 2015 was $1.7 million. Approximately $3,000 and $193,000 of goodwill is included in assets held for sale at October 31, 2015 and April 30, 2015, respectively. The annual review at April 30, 2015 indicated no impairment to goodwill and there was no indication of impairment at October 31, 2015.  During the six months ended October 31, 2015, we disposed of seven commercial properties to which goodwill had been assigned, and as a result, approximately $193,000 of goodwill was derecognized. During the six months ended October 31, 2014, we recognized approximately $852,000 of goodwill from the acquisition of the Homestead Garden multifamily property and disposed of one multifamily property to which goodwill had been assigned, and as a result, approximately $11,000 of goodwill was derecognized.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  On the Condensed Consolidated Statements of Operations, we reclassified certain expenses from general and administrative expenses to administrative expenses and other expenses.

We report, in discontinued operations, the results of operations and the related gains or losses of properties that have either been disposed of or classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. As the result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During the first quarter of fiscal year 2016, we classified as discontinued operations 48 office properties, 17 retail properties and 1 healthcare property.

PROCEEDS FROM FINANCING LIABILITY

During the first quarter of fiscal year 2014, we sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to us, and also granted us an option to repurchase the property at a specified price at or prior to July 31, 2018. We accounted for the transaction as a financing due to our continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.  The balance of the liability as of October 31, 2015 is $7.9 million.

VARIABLE INTEREST ENTITY

On November 27, 2012, we entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from us to the joint venture entity. The two-phase project was substantially completed in the third quarter of fiscal year 2015. As of October 31, 2015, we are the approximately 51.0% owner of the joint venture and have management and leasing responsibilities; the real estate development company owns approximately 49.0% of the joint venture and was responsible for the development and construction of the property. We have determined that the joint venture is a variable interest entity (“VIE”), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. We have also determined that we are the primary beneficiary of the VIE due to the fact that we are providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and have the power to direct the most significant activities that impact the entity’s economic performance.

On June 12, 2014 we entered into a joint venture operating agreement with a real estate development company and two other partners to construct a three-phase apartment project in Edina, Minnesota as IRET – 71 France, LLC. We estimate total costs for the project at $73.3 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from us to the joint venture entity. The first phase of the project was substantially completed in the second quarter of fiscal year 2016, the second phase of the project is expected to be completed in the third quarter of fiscal year 2016 and construction of the third phase is expected to be completed in the first quarter of fiscal year 2017. See Development, Expansion and Renovation Projects in Note 6 for additional information. As of October 31, 2015, we are the approximately 52.6% owner of the joint venture and will have management and leasing responsibilities after the project has been in service for 24 months; the real estate development company and the other two partners own approximately 47.4% of the joint venture and are responsible for the development, construction and initial leasing of the property. We have determined that the joint venture is a VIE, primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. We have also determined that we are the primary beneficiary of the VIE due to the fact that we are providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and have the power to direct the most significant activities that impact the entity’s economic performance.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of Common Shares outstanding during the period. We have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2015 and 2014:

	(in thousands, except per share data)
	Three Months Ended October 31		Six Months Ended October 31
	2015	2014	2015	2014
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$2,749	$5,533	$7,909	$4,862
Income from discontinued operations – Investors Real Estate Trust	13,917	(419)	13,297	101
Net income attributable to Investors Real Estate Trust	16,666	5,114	21,206	4,963
Dividends to preferred shareholders	(2,878)	(2,878)	(5,757)	(5,757)
Numerator for basic earnings per share – net income available to common shareholders	13,788	2,236	15,449	(794)
Noncontrolling interests – Operating Partnership	1,527	363	1,713	(39)
Numerator for diluted earnings per share	$15,315	$2,599	$17,162	$(833)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	124,665	117,034	124,757	114,033
Effect of convertible operating partnership units	13,900	16,261	13,929	18,565
Denominator for diluted earnings per share	138,565	133,295	138,686	132,598
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.00	$.02	$.02	$(.01)
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.11	.00	.10	.00
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$.11	$.02	$.12	$(.01)

NOTE 4 • EQUITY

ATM. During the second quarter of fiscal year 2014, we and our Operating Partnership entered into an At the Market sales agreement (“ATM”) with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which we may from time to time sell our Common Shares having an aggregate offering price of up to $75 million. The shares would be issued pursuant to our currently-effective shelf registration statement on Form S-3ASR. To date, we have not issued any shares under the ATM.

Equity Awards. During the first quarter of fiscal year 2016, we issued approximately 220,000 Common Shares, net of withholding, with a total grant-date value of approximately $1.6 million, under our 2008 Incentive Award Plan, for executive officer and trustee share-based compensation for fiscal year 2015 performance. Of these shares, approximately 108,000 are restricted, and will vest on the one-year anniversary of the grant date (i.e., on April 30, 2016), provided the recipient is still employed with us, and subject to the terms and conditions of our long-term incentive plan (“LTIP”). During the first quarter of fiscal year 2015, we issued approximately 204,000 Common Shares, with a total grant-date value of approximately $1.9 million, under the our 2008 Incentive Award Plan, for executive officer and trustee share-based compensation for fiscal year 2014 performance.

Share Repurchase Program. In August 2015, we publicly announced the share repurchase program authorized by our Board of Trustees to repurchase up to $50 million of our Common Shares over a one year period.  During the second quarter of fiscal year 2016, we repurchased and retired approximately 2.9 million Common Shares for an aggregate cost of approximately $21.9 million, including commissions, at an average price per share of $7.69.

DRIP. We have implemented a Distribution Reinvestment and Share Purchase Plan (“DRIP”), which provides our common shareholders and the unitholders of the Operating Partnership an opportunity to invest their cash distributions in Common Shares and to purchase additional Common Shares through voluntary cash contributions. A DRIP participant cannot purchase additional Common Shares in excess of $10,000 per month, unless waived by us. We did not issue any waivers during the three months ended October 31, 2015 and 2014. We did not issue any waivers during the six months ended October 31, 2015. During the six months ended October 31, 2014, DRIP participants purchased approximately 926,000 additional Common Shares at an average price of $8.64 per share pursuant to waivers granted by us, for total net proceeds of $8.0 million.

As permitted under the DRIP, starting on October 1, 2015, we changed the source from which Common Shares will be purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. During the three months ended October 31, 2015 and 2014, approximately 55,000 and 1.8 million Common Shares with a total value included in equity of approximately $377,000 and $13.9 million, and an average price per share after applicable discounts of $6.87 and $7.76, respectively, were issued under the DRIP. During the six months ended October 31, 2015 and 2014, approximately 821,000 and 4.2 million Common Shares with a total value included in equity of $5.6 million and $34.8 million, and an average price per share after applicable discounts of $6.85 and $8.27, respectively, were issued under the DRIP.

Exchange Rights. Pursuant to Exchange Rights, during the three months ended October 31, 2015 and 2014, respectively, approximately 75,500 Units and 3.3 million Units were exchanged for Common Shares, with a total value of approximately $279,000 and $19.4 million included in equity. During the six months ended October 31, 2015 and 2014, respectively, approximately 154,000 Units and 6.4 million Units were exchanged for Common Shares, with a total value of approximately $855,000 and $37.7 million included in equity.

NOTE 5 • SEGMENT REPORTING

We report our results in three reportable segments, which are aggregations of similar properties: multifamily, healthcare (including senior housing) and industrial properties.  Prior to the first quarter of fiscal year 2016, we had reported our results in five reportable segments, which included the office and retail segments. However, during the first quarter of fiscal year 2016, we classified the majority of the properties in the office and retail segments as held for sale and discontinued operations, and the remaining properties under these segments fell below the quantitative thresholds for reporting as separate reportable segments and are included in “all other.”

We measure the performance of our segments based on net operating income (“NOI”), which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with US GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The revenues and NOI for these reportable segments are summarized as follows for the three and six month periods ended October 31, 2015 and 2014, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended October 31, 2015	Multifamily	Healthcare	Industrial	All Other	Total
Real estate revenue	$32,107	$16,379	$1,640	$1,179	$51,305
Real estate expenses	15,218	4,163	289	362	20,032
Net operating income	$16,889	$12,216	$1,351	$817	31,273
TRS senior housing revenue, net of expenses					153
Depreciation/amortization					(14,630)
Administrative expenses					(2,933)
Other expenses					(1,204)
Impairment of real estate investments					(1,873)
Interest expense					(10,131)
Loss on extinguishment of debt					(106)
Interest and other income					665
Income from continuing operations					1,214
Income from discontinued operations					15,463
Net income					$16,677

	(in thousands)
Three Months Ended October 31, 2014	Multifamily	Healthcare	Industrial	All Other	Total
Real estate revenue	$29,594	$16,331	$1,593	$2,828	$50,346
Real estate expenses	12,164	4,111	272	1,217	17,764
Net operating income	$17,430	$12,220	$1,321	$1,611	32,582
TRS senior housing revenue, net of expenses					118
Depreciation/amortization					(13,075)
Administrative expenses					(2,890)
Other expenses					(578)
Impairment of real estate investments					(1,803)
Interest expense					(9,954)
Interest and other income					696
Income before gain on sale of real estate and other investments and loss from discontinued operations Gain on sale of real estate and other investments					5,096 1,231
Income from continuing operations Loss from discontinued operations					6,327 (457)
Net income					$5,870

	(in thousands)
Six Months Ended October 31, 2015	Multifamily	Healthcare	Industrial	All Other	Total
Real estate revenue	$63,487	$32,085	$3,262	$2,389	$101,223
Real estate expenses	29,142	7,995	683	612	38,432
Net operating income	$34,345	$24,090	$2,579	$1,777	62,791
TRS senior housing revenue, net of expenses					422
Depreciation/amortization					(28,073)
Administrative expenses					(5,387)
Other expenses					(1,628)
Impairment of real estate investments					(3,158)
Interest expense					(19,327)
Loss on extinguishment of debt					(106)
Interest and other income					1,272
Income before loss on sale of real estate and other investments and income from discontinued operations					6,806
Loss on sale of real estate and other investments					(175)
Income from continuing operations					6,631
Income from discontinued operations					14,773
Net income					$21,404

	(in thousands)
Six Months Ended October 31, 2014	Multifamily	Healthcare	Industrial	All Other	Total
Real estate revenue	$57,321	$32,533	$3,163	$5,750	$98,767
Real estate expenses	24,382	8,469	721	2,444	36,016
Net operating income	$32,939	$24,064	$2,442	$3,306	62,751
TRS senior housing revenue, net of expenses					218
Depreciation/amortization					(25,510)
Administrative expenses					(6,554)
Other expenses					(1,190)
Impairment of real estate investments					(4,123)
Interest expense					(19,701)
Interest and other income					1,382
Income before loss on sale of real estate and other investments and income from discontinued operations					7,273
Loss on sale of real estate and other investments					(1,762)
Income from continuing operations					5,511
Income from discontinued operations					$160
Net income					5,671

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of October 31, 2015, and April 30, 2015, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of October 31, 2015	Multifamily	Healthcare	Industrial	All Other	Total

Segment Assets
Property owned	$1,097,171	$558,979	$60,777	$46,223	$1,763,150
Less accumulated depreciation	(191,854)	(120,010)	(12,086)	(9,620)	(333,570)
Net property owned	$905,317	$438,969	$48,691	$36,603	1,429,580
Assets held for sale					115,428
Cash and cash equivalents					55,133
Other investments					329
Receivables and other assets					69,155
Development in progress					89,843
Unimproved land					22,485
Total assets					$1,781,953

	(in thousands)
As of April 31, 2015	Multifamily	Healthcare	Industrial	All Other	Total

Segment Assets
Property owned	$946,520	$495,021	$60,611	$44,215	$1,546,367
Less accumulated depreciation	(180,414)	(112,515)	(11,256)	(9,123)	(313,308)
Net property owned	$766,106	$382,506	$49,355	$35,092	1,233,059
Assets held for sale					463,103
Cash and cash equivalents					48,970
Other investments					329
Receivables and other assets					72,555
Development in progress					153,994
Unimproved land					25,827
Total assets					$1,997,837

NOTE 6 • COMMITMENTS AND CONTINGENCIES

Litigation.  We are not a party to any legal proceedings which are expected to have a material effect on our liquidity, financial position, cash flows or results of operations. We are subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of our business, most of which are covered by liability insurance. Various claims of resident discrimination are also periodically brought, most of which also are covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material effect on our liquidity, financial position, cash flows or results of operations.

Insurance.  We carry insurance coverage on our properties in amounts and types that we believe are customarily obtained by owners of similar properties and are sufficient to achieve our risk management objectives.

Purchase Options.  We have granted options to purchase certain of our properties to tenants, under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of our initial cost for the property. As of October 31, 2015, our total property cost for the 15 properties subject to purchase options was $117.6 million, and the total gross rental revenue from these properties was $4.3 million for the six months ended October 31, 2015.  The tenant in the Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. However, we can give no assurance if or when such sale of the property will be completed.

Environmental Matters.  Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around or under the property. While we currently have no knowledge of any material violation of environmental laws, ordinances or regulations at any of our properties, there can be no assurance that areas of contamination will not be identified at any of our properties, or that changes in environmental laws, regulations or cleanup requirements would not result in material costs to us.

Restrictions on Taxable Dispositions.  Approximately 78 of our properties, consisting of 2.7 million square feet of our combined commercial properties and 5,372 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties, and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $672.8 million at October 31, 2015. We do not believe that these restrictions materially affect the conduct of our business or decisions whether to dispose of these properties during the restriction periods because we generally hold properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in the shareholders’ best interests to dispose of restricted properties, we have done so through tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Exchange Value of Units.  Whenever limited partners of the Operating Partnership exercise their Exchange Rights, we have the right, but not the obligation, to acquire such Units in exchange for either cash or our Common Shares on a one-for-one basis. If Units are exchanged for cash, the amount of cash per Unit is equal to the average of the daily market price of a Common Share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of October 31, 2015 and 2014, the aggregate exchange value of the then-outstanding Units of the Operating Partnership owned by limited partners was approximately $112.6 million and $119.8 million, respectively. All Units receive the same cash distributions as those paid on our Common Shares.

Joint Venture Buy/Sell Options.  Several of our joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that we buy our partners’ interests. However, from time to time, we have entered into joint venture agreements which contain options compelling us to acquire the interest of the other parties. We currently have one such joint venture, our Southgate apartment project in Minot, North Dakota, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire the partner’s interest for a price to be determined in accordance with the provisions of the joint venture agreement.  The joint venture partner’s interest is reflected as a redeemable noncontrolling interest on the Condensed Consolidated Balance Sheets.

Tenant Improvements. In entering into leases with tenants, we may commit to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and we are accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of October 31, 2015, we are committed to fund $4.0 million in tenant improvements within approximately the next 12 months. Of this total, approximately $1.1 million is related to properties classified as held for sale.

Development, Expansion and Renovation Projects.  As of October 31, 2015, we had several development, expansion and renovation projects underway or placed in service during the quarter, the costs for which have been capitalized, as follows:

					(in thousands)			(in fiscal years)
Project Name and Location	Planned Segment		Rentable Square Feet or Number of Units		Anticipated Total Cost(1)		Costs as of October 31, 2015(1)	Anticipated Construction Completion
Minot Southgate Retail - Minot, ND	Other		7,963 sq ft		2,923		2,622	In Service
PrairieCare Medical - Brooklyn Park, MN	Healthcare		70,756 sq ft		24,709		24,709	In Service
Deer Ridge - Jamestown, ND	Multifamily		163 units		24,519		23,830	3Q 2016
Cardinal Point - Grand Forks, ND(2)	Multifamily		251 units		44,402		40,361	4Q 2016
71 France - Edina, MN(3)	Multifamily		241 units		73,290		64,006	1Q 2017
Monticello Crossings - Monticello, MN	Multifamily		202 units		31,784		5,305	2Q 2017
Other	n/	a	n/	a	n/	a	3,095	n/	a
					$201,627		$163,928

(1)	Includes costs related to development projects that are placed in service in phases (Deer Ridge - $14.3 million, 71 France - $21.3 million, Cardinal Point - $11.1 million).
(2)	Anticipated total cost as of October 31, 2015 includes incremental cost increase due to the replacement of the project’s original general contractor.
(3)	The project will be constructed in three phases by a joint venture entity in which we have an approximately 52.6% interest. The anticipated total cost amount given in the table above is the total cost to the joint venture entity. The anticipated total cost includes approximately 21,772 square feet of retail space.

These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.

Construction interest capitalized for the three month periods ended October 31, 2015 and 2014, respectively, was $1.1 million and $1.2 million for development projects completed and in progress. Construction interest capitalized for the six month periods ended October 31, 2015 and 2014, respectively, was $3.4 million and $2.2 million for development projects completed and in progress.

Pending Dispositions. We currently have signed sales agreements for the disposition of the following properties. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:

•	two retail properties in Minnesota for a sales price of $1.6 million;

•	a retail property in Minot, North Dakota for a sales price of $1.9 million; and

•	a healthcare property in Omaha, Nebraska for a sales price of $24.4 million, pursuant to the tenant exercising its purchase option.

NOTE 7 • DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations and any gain or loss on sale of a property or group of properties that has either been disposed of or is classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. During the first quarter of fiscal year 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property which were classified as held for sale at July 31, 2015 were also classified as discontinued operations. Of the properties classified as discontinued operations, we sold 39 office properties, 15 retail properties and 1 healthcare property during the second quarter of fiscal year 2016, leaving 9 office properties and 2 retail properties classified as held for sale at October 31, 2015.

The following information shows the effect on net income from the properties classified as discontinued operations for the three and six months ended October 31, 2015 and 2014:

	(in thousands)
	Three Months Ended October 31		Six Months Ended October 31
	2015	2014	2015	2014
REVENUE
Real estate rentals	$4,776	$13,531	$18,390	$27,093
Tenant reimbursement	1,386	6,165	7,550	12,019
TOTAL REVENUE	6,162	19,696	25,940	39,112
EXPENSES
Depreciation/amortization related to real estate investments	0	3,969	4,239	7,939
Utilities	857	2,069	2,600	3,805
Maintenance	1,204	2,766	4,196	5,544
Real estate taxes	1,166	3,485	4,585	6,999
Insurance	139	277	404	551
Property management expenses	422	876	1,473	1,840
Amortization related to non-real estate investments	273	624	897	1,275
Impairment of real estate investments	0	1,442	440	1,442
TOTAL EXPENSES	4,061	15,508	18,834	29,395
Operating income	2,101	4,188	7,106	9,717
Interest expense(1)	(3,631)	(4,645)	(9,396)	(9,562)
Loss on extinguishment of debt	(7,120)	0	(7,120)	0
Other income	203	0	273	5
(Loss) income from discontinued operations before gain on sale	(8,447)	(457)	(9,137)	160
Gain on sale of discontinued operations	23,910	0	23,910	0
INCOME (LOSS) FROM DISCONTINUED OPERATIONS(2)	$15,463	$(457)	$14,773	$160

(1)	Includes $1.6 million and $3.1 million for the three and six months ended October 31, 2015, respectively, of default interest related to a $122.6 million non-recourse loan by one of our subsidiaries, for which we received a default notice from the special servicer on April 14, 2015 due to nonpayment on April 6, 2015.
(2)	Discontinued operations include a noncontrolling interest for our Mendota joint venture entity. Income (loss) from discontinued operations attributable to IRET was $16.5 million and $(327,000) for the three months ended October 31, 2015 and 2014, respectively, and $16.0 million and $386,000 for the six months ended October 31, 2015and 2014, respectively.

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	October 31, 2015	April 30, 2015
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$88,283	$417,045
Receivable arising from straight-lining of rents	2,398	10,078
Accounts receivable	391	566
Prepaid and other assets	73	699
Tax, insurance and other escrow	0	1,176
Goodwill	0	193
Deferred charges and leasing costs	1,883	9,606
Total major classes of assets of the discontinued operations	93,028	439,363
Other assets included in the disposal group classified as held for sale	22,400	23,740
Total assets of the disposal group classified as held for sale on the balance sheet	$115,428	$463,103

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$11,320	$13,952
Mortgages payable	122,610	295,677
Other	0	4
Total major classes of liabilities of the discontinued operations	133,930	309,633
Other liabilities included in the disposal group classified as held for sale	11,635	11,760
Total liabilities of the disposal group classified as held for sale on the balance sheet	$145,565	$321,393

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

We added $71.8 million new real estate properties to our portfolio through property acquisitions during the six months ended October 31, 2015, compared to $36.7 million in the six months ended October 31, 2014. We expensed approximately $153,000 and $104,000 of transaction costs related to the acquisitions in the six months ended October 31, 2015 and 2014, respectively. Our acquisitions during the six months ended October 31, 2015 and 2014 are detailed below.

Six Months Ended October 31, 2015

		(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Land	Building	Intangible Assets

Multifamily
74 unit - Gardens - Grand Forks, ND	2015-09-10	$9,250	$8,850	$400	$518	$8,672	$60
276 unit - GrandeVille at Cascade Lake - Rochester, MN	2015-10-29	56,000	56,000	0	5,003	50,363	634
		65,250	64,850	400	5,521	59,035	694

Healthcare
27,819 sq ft Lakeside Medical Plaza - Omaha, NE	2015-08-20	6,500	6,500	0	903	5,109	488

Total Property Acquisitions		$71,750	$71,350	$400	$6,424	$64,144	$1,182

(1)	Value of Units of the Operating Partnership at the acquisition date.

Six Months Ended October 31, 2014

		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multifamily
152 unit - Homestead Garden - Rapid City, SD(3)	2014-06-02	$15,000	$5,092	$0	$9,908	$655	$14,139	$206
52 unit - Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	0	2,261	215	3,006	59
68 unit - Northridge - Bismarck, ND	2014-09-12	8,500	8,400	100	0	884	7,516	100
		26,780	14,511	100	12,169	1,754	24,661	365
Unimproved Land
Creekside Crossing - Bismarck, ND	2014-05-22	4,269	4,269	0	0	4,269	0	0
PrairieCare Medical - Brooklyn Park, MN	2014-06-05	2,616	2,616	0	0	2,616	0	0
71 France Phase I - Edina, MN(4)	2014-06-12	1,413	0	0	1,413	1,413	0	0
Monticello 7th Addition - Monticello, MN	2014-10-09	1,660	1,660	0	0	1,660	0	0
		9,958	8,545	0	1,413	9,958	0	0

Total Property Acquisitions		$36,738	$23,056	$100	$13,582	$11,712	$24,661	$365

(1)	Value of Units of the Operating Partnership at the acquisition date.
(2)	Consists of assumed debt (Homestead Garden I - $9.9 million, Silver Springs - $2.3 million) and value of land contributed by the joint venture partner (71 France - $1.4 million).
(3)	At acquisition, we adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(4)	Land was contributed to a joint venture in which we have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

Acquisitions in the six months ended October 31, 2015 and 2014 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the six months ended October 31, 2015 and 2014, respectively, (excluding development projects placed in service) are detailed below.

	(in thousands)
Six Months Ended October 31,	2015	2014
Total revenue	$268	$1,003
Net income (loss)	$(219)	$(38)

DEVELOPMENT PROJECTS PLACED IN SERVICE

The Operating Partnership placed $137.0 million and $10.3 million of development projects in service during the six months ended October 31, 2015 and 2014, respectively, as detailed below.

Six Months Ended October 31, 2015

		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multifamily
72 unit – Chateau II - Minot, ND(2)	2015-06-01	$240	$14,401	$14,641
288 unit – Renaissance Heights - Williston, ND(3)	2015-07-27	3,080	59,440	62,520
		3,320	73,841	77,161
Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(4)	2015-06-01	0	32,495	32,495
70,756 sq ft PrairieCare Medical – Brooklyn Park, MN(5)	2015-09-08	2,610	22,099	24,709
		2,610	54,594	57,204

Other
7,963 sq ft Minot Southgate Retail - Minot, ND(6)	2015-10-01	889	1,733	2,622

Total Development Projects Placed in Service		$6,819	$130,168	$136,987

(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the Deer Ridge, 71 France, and Cardinal Point projects, which were partially placed in service during the three months ended October, 2015.
(2)	Costs paid in prior fiscal years totaled $12.3 million. Additional costs paid in fiscal year 2016 totaled $2.3 million, for a total project cost at October 31, 2015 of $14.6 million.
(3)	Costs paid in prior fiscal years totaled $57.7 million. Additional costs paid in fiscal year 2016 totaled $4.8 million, for a total project cost at October 31, 2015 of $62.5 million. The project is owned by a joint venture entity in which we have an approximately 70.0% interest. The joint venture is consolidated in our financial statements.
(4)	Costs paid in prior fiscal years totaled $20.8 million. Additional costs paid in fiscal year 2016 totaled $11.7 million, for a total project cost at October 31, 2015 of $32.5 million.
(5)	Costs paid in prior fiscal years totaled $17.3 million. Additional costs paid in fiscal year 2016 totaled $7.4 million, for a total project cost at October 31, 2015 of $24.7 million.
(6)	Costs paid in prior fiscal years totaled $2.1 million. Additional costs paid in fiscal year 2016 totaled approximately $500,000, for a total project cost at October 31, 2015 of $2.6 million.

Six Months Ended October 31, 2014

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multifamily
44 unit – Dakota Commons - Williston, ND(1)	2014-07-15	823	9,452	10,275

Total Development Projects Placed in Service		$823	$9,452	$10,275

(1)	Costs paid in prior fiscal years totaled $8.1 million. Additional costs paid in fiscal year 2015 totaled $2.2 million, for a total project cost at October 31, 2014 of $10.3 million.

PROPERTY DISPOSITIONS

During the second quarter of fiscal year 2016, we sold 39 office properties, 1 healthcare property and 15 retail properties for a total sales price of $371.9 million. During the second quarter of fiscal year 2015, we sold one multifamily property, one office property and one retail property, along with the adjacent unimproved land for a total sales price of $10.9 million. The following table details our dispositions during the six months ended October 31, 2015 and 2014:

Six Months Ended October 31, 2015

		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sales Cost	Gain/(Loss)

Other
117,144 sq ft Thresher Square - Minneapolis, MN	2015-05-18	$7,000	$7,175	$(175)
2,549,222 sq ft Office Sale Portfolio(1)	2015-08-03	250,000	231,537	18,463
420,216 sq ft Mendota Office Center Portfolio – Mendota Heights, MN(2)	2015-08-12	40,000	41,574	(1,574)
1,027,208 sq ft Retail Sale Portfolio(3)	2015-09-30	78,960	71,913	7,047
48,700 sq ft Eden Prairie 6101 Blue Circle Drive – Eden Prairie, MN	2015-10-19	2,900	2,928	(28)

Total Property Dispositions		$378,860	$355,127	$23,733

(1)	The properties included in this portfolio disposition are: 610 Business Center, 7800 West Brown Deer Road, Ameritrade, Barry Pointe Office Park, Benton Business Park, Brenwood, Brook Valley I, Crosstown Centre, Golden Hills Office Center, Granite Corporate Center, Great Plains, Highlands Ranch I, Highlands Ranch II, Interlachen Corporate Center, Intertech Building, Minnesota National Bank, Northpark Corporate Center, Omaha 10802 Farnam Dr, Plaza VII, Plymouth 5095 Nathan Lane, Prairie Oak Business Center, Rapid City 900 Concourse Drive, Spring Valley IV, Spring Valley V, Spring Valley X, Spring Valley XI, Superior Office Building, TCA Building, Three Paramount Plaza, UHC Office, US Bank Financial Center, Wells Fargo Center, West River Business Park and Westgate.
(2)	The properties included in this portfolio disposition are: Mendota Office Center I, Mendota Office Center II, Mendota Office Center III, Mendota Office Center IV and American Corporate Center.
(3)	The properties included in this portfolio disposition are: Champlin South Pond, Chan West Village, Duluth 4615 Grand, Duluth Denfeld Retail, Forest Lake Auto, Forest Lake Westlake Center, Grand Forks Medpark Mall, Jamestown Buffalo Mall, Jamestown Business Center, Monticello C Store & vacant land, Omaha Barnes & Noble, Pine City Evergreen Square, Rochester Maplewood Square and St. Cloud Westgate.

Six Months Ended October 31, 2014

		(in thousands)
Dispositions	Date Disposed	Sales Price		Book Value and Sales Cost	Gain/(Loss)

Multifamily
83 unit - Lancaster - St. Cloud, MN	2014-09-22	4,451		3,033	1,418

Industrial
198,600 sq ft Eagan 2785 & 2795 - Eagan, MN	2014-07-15	3,600		5,393	(1,793)

Other
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100		3,124	(24)
25,644 sq ft Weston Retail - Weston, WI	2014-07-28	n/	a	1,176	(1,176)
74,568 sq ft Wirth Corporate Center - Golden Valley, MN	2014-08-29	4,525		4,695	(170)
52,000 sq ft Kalispell Retail - Kalispell, MT	2014-10-15	1,230		1,229	1
		8,855		10,224	(1,369)
Unimproved Land
Kalispell Unimproved - Kalispell, MT	2014-10-15	670		670	0

Total Property Dispositions		$17,576		$19,320	$(1,744)

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT

Most of the properties we own serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to us, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.70% to 8.25%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036. As of October 31, 2015, our management believes there are no defaults or material compliance issues in regard to any mortgages payable other than one $122.6 million non-recourse loan by one of our subsidiaries, for which we received a default notice from the special servicer on April 14, 2015 due to nonpayment on April 6, 2015. This loan is related to assets held for sale. The aggregate estimated fair value of the assets securing this loan is less than the outstanding loan balance of $122.6 million. This loan matures in October 2016 and has an interest rate of 5.93%. We are currently discussing a deed in lieu agreement with the lender, but we can give no assurance that such resolution will be entered into or that another mutually acceptable resolution will be reached.

Of the mortgages payable, the balances of fixed rate mortgages totalled $639.1 million at October 31, 2015 and $629.8 million at April 30, 2015. The balances of variable rate mortgages totalled $89.8 million and $38.3 million as of October 31, 2015 and April 30, 2015, respectively. We do not utilize derivative financial instruments to mitigate our exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of October 31, 2015, the weighted average rate of interest on our mortgage debt was 5.04%, compared to 4.95% on April 30, 2015. The aggregate amount of required future principal payments on mortgages payable as of October 31, 2015, excluding $133.4 million in outstanding mortgage indebtedness related to assets held for sale, is as follows:

Fiscal year ended April 30,	(in thousands)
2016 (remainder)	$58,971
2017	43,389
2018	41,008
2019	116,390
2020	110,690
Thereafter	358,525
Total payments	$728,973

In addition to the individual first mortgage loans comprising our $728.9 million of mortgage indebtedness, we also have a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of October 31, 2015, lending commitments of $100.0 million. This line of credit is not included in our mortgage indebtedness total. As of October 31, 2015, the line of credit was secured by mortgages on 16 properties. Under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2015 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; Highland Bank; American State Bank & Trust Company; Town & Country Credit Union, WoodTrust Bank, and United Community Bank. As of October 31, 2015, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million. As of October 31, 2015 and April 30, 2015, we had borrowed $17.5 million and $60.5 million, respectively. The line of credit includes covenants and restrictions requiring us to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool. We are also required to maintain minimum depository account(s) totaling $6.0 million with First International Bank, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2015, we believe we were in compliance with the line of credit’s covenants.

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

Fair Value Measurements on a Recurring Basis

We had no assets or liabilities recorded at fair value on a recurring basis at October 31, 2015 and April 30, 2015.

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets and liabilities measured at fair value on a nonrecurring basis at October 31, 2015 consisted of real estate held for sale that was written-down to estimated fair value during the six months ended October 31, 2015. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2015 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2015. See Note 2 for additional information on impairment losses recognized during fiscal years 2016 and 2015. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
October 31, 2015
Real estate held for sale	$5,615	$0	$0	$5,615

April 30, 2015
Real estate held for sale	7,100	0	0	7,100

Financial Assets and Liabilities Not Measured at Fair Value

The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities. The fair values of our financial instruments approximate their carrying amount in the consolidated financial statements except for debt.

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

The estimated fair values of our financial instruments as of October 31, 2015 and April 30, 2015, are as follows:

	(in thousands)
	October 31, 2015		April 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$55,133	$55,133	$48,970	$48,970
Other investments	329	329	329	329
FINANCIAL LIABILITIES
Other debt	128,362	128,007	144,090	143,749
Line of credit	17,500	17,500	60,500	60,500
Mortgages payable	728,973	783,921	668,112	749,604
Mortgages payable related to assets held for sale	133,398	163,117	306,716	374,818

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets represent the noncontrolling interest in joint ventures in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to Common Shares on the Condensed Consolidated Balance Sheets. We currently have one joint venture, the Southgate apartment project in Minot, North Dakota, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire the partner’s interest for a price to be determined in accordance with the provisions of the joint venture agreement.

As of October 31, 2015 and 2014, the estimated redemption value of the redeemable noncontrolling interests was $7.1 million and $6.4 million, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2015	$6,368
Contributions	826
Net loss	(89)
Balance at October 31, 2015	$7,105

(in thousands)
Balance at April 30, 2014	$6,203
Net income	170
Balance at October 31, 2014	$6,373

NOTE 12 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 4,250,000 shares, over the ten year period in which the plan will be in effect. Through October 31, 2015, awards under the 2015 Incentive Plan consisted of restricted and unrestricted Common Shares.

Prior to the approval of our 2015 Incentive Plan, share based awards were provided to officers, non-officer employees and trustees under the our 2008 Incentive Award Plan, which was approved by shareholders on September 16, 2008, which allowed for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 2,000,000 shares, over the period in which the plan will be in effect.  Through October 31, 2015, awards under the 2008 Incentive Award Plan consisted of cash and restricted and unrestricted Common Shares.

Long-Term Incentive Plan

Under the 2008 Incentive Award Plan, our officers and non-officer employees could earn share awards under the Long-Term Incentive Plan (“LTIP”) adopted pursuant to the plan, which was a backward-looking program that measured performance over a one-year performance period beginning on the first day of each fiscal year. Such awards were payable to the extent deemed earned in shares, 50% of which vested on the last day of the performance period and 50% of which vested on the first anniversary of the end of the performance period. Such awards utilized the sole performance metric of the three-year average of the annual absolute total shareholder return (“TSR”).

Under the 2015 Incentive Plan, our officers and non-officer employees may earn share awards under a revised long-term incentive plan, a forward-looking program that measures long-term performance over the stated performance period. Such awards are payable to the extent deemed earned in shares, 50% of which will vest at the conclusion of the performance period and 50% of which will vest on the first anniversary of the end of the performance period. To accommodate the transition from the 2008 Incentive Award Plan to the 2015 Incentive Plan, performance periods for such awards granted on September 16, 2015 (“2016 LTIP Awards”) included one-year, two-year and three-year periods beginning on May 1, 2015. Going forward, it is anticipated that LTIP awards will be issued with a three-year performance period. The 2016 LTIP Awards utilize the performance metrics of relative TSR for 67% of the award and absolute TSR for 33% of the award. The 2016 LTIP Awards for performance periods of one, two and three years were 380,498; 353,535 and 353,535 shares, respectively.

In connection with the LTIP awards, we recognize compensation expense ratably (over 31.5 months for the 50% unrestricted shares and over 43.5 months for the 50% restricted shares) based on the grant date fair value, as determined using a binomial model employing the Monte Carlo simulation, and regardless of whether the market conditions are achieved and the LTIP awards ultimately vest.  The market conditions utilized for the 2016 LTIP Awards are absolute TSR (1/3 weighting) and relative TSR measured against the MSCI US REIT Index (2/3 weighting). The model evaluates the LTIP awards for changing TSR over the vesting periods, and uses random simulations that are based on past share characteristics as well as distribution growth and other factors. The assumptions used to value the LTIP awards were an expected volatility of 16.6%, a risk-free interest rate of 1.13% and an expected life of 3 years.  We based the expected volatility on the historical volatility of our daily closing share price. The share price at the grant date, September 16, 2015, was $7.13.  We based the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the LTIP award. We based the expected term on the performance period of the LTIP award.

The calculated grant date fair value as a percentage of the officers’ base salary for the 2016 LTIP Awards with a three-year performance period that beginning on May 1, 2015 ranged from approximately 42% to 85% for the portion of the awards based on relative TSR and from 5% to 10% for the portion of the awards based on absolute TSR. For the transition 2016 LTIP Awards with a one-year performance period beginning on May 1, 2015, the calculated grant date fair value as a percentage of the officers’ base salary ranged from approximately 46% to 96% for the portion of the awards based on relative TSR and from 5% to 10% for the portion of the awards based on absolute TSR. For the transition 2016 LTIP Awards with a two-year performance period beginning on May 1, 2015, the calculated grant date fair value as a percentage of the officers’ base salary ranged from approximately 43% to 86% for the portion of the awards based on relative TSR and from 5% to 10% for the portion of the awards based on absolute TSR.

Total Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share based awards was approximately $539,000 and $601,000 for the three months ended October 31, 2015 and 2014, respectively, and approximately $605,000 and $1.7 million for the six months ended October 31, 2015 and 2014, respectively.

Restricted Share Awards

No share awards vested during the six months ended October 31, 2015 and 2014.  The total unvested restricted share awards at October 31, 2015 was 107,536, which had a weighted average grant date fair value of $7.17 per share.

As of October 31, 2015, the total compensation cost related to non-vested share awards not yet recognized was approximately $193,000, which we expect to recognize during the remainder of fiscal year 2016.

NOTE 13 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On December 3, 2015, our Board of Trustees declared the following distributions:

Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	January 4, 2016	January 15, 2016
Preferred shares:
Series A	$0.5156	December 15, 2015	December 31, 2015
Series B	$0.4968	December 15, 2015	December 31, 2015

Executed Lease.  In November 2015, a new 89-month lease was executed for 143,956 square feet at the Roseville 3075 Long Lake Road property, a newly redeveloped industrial property located in Roseville, MN. The lease accounts for approximately 11.8% of the rentable square footage for our industrial segment.

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

Overview

We are a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multifamily residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota.  As of October 31, 2015, we held for investment 94 multifamily properties containing 12,269 apartment units and having a total real estate investment amount net of accumulated depreciation of $905.3 million, and 83 commercial properties containing approximately 4.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $524.3 million. We held for sale 8 multifamily and 13 commercial properties as of October 31, 2015.

Our primary source of income and cash is rents associated with multifamily and commercial leases.  Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is implemented by growing income-producing assets in desired geographical markets in real estate classes we believe will provide a consistent return on investment for our shareholders. We have paid quarterly distributions continuously since our first distribution in 1971.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2015, filed with the SEC on June 29, 2015, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three months ended October 31, 2015.

Significant Events and Transactions during the Three Months Ended October 31, 2015

Summarized below are significant transactions and events that occurred during the second quarter of our fiscal year 2016:

•	The acquisition of a 27,819 square foot healthcare property in Omaha, Nebraska for a purchase price of $6.5 million, a 74-unit multifamily property in Grand Forks, North Dakota for a purchase price of $9.3 million, and a 276-unit multifamily property in Rochester, Minnesota, for a purchase price of $56.0 million.

•	The placement into service of the 70,756 square foot PrairieCare Medical project in Brooklyn Park, Minnesota and the 7,963 square foot Minot Southgate Retail project in Minot, North Dakota.

•	The dispositions of 39 office properties, one healthcare property and 15 retail properties for sales prices totaling $371.9 million.

Market Conditions and Outlook

The demand for investment and institutional quality real estate in our markets is strong.  Investors have abundant equity and access to debt to facilitate acquisitions.  Prices and sales volumes are up over last year.  Fundamentals are also favorable with flat or declining vacancies and rising rents in most of our markets.  The exception for us is in the Bakken Oil impacted markets of Williston and Minot, North Dakota where we are experiencing rising apartment vacancies and concessions to attract residents.

We experienced generally stable trends across our apartment investments during the first two quarters of fiscal year 2016. Same-store net operating income was flat and occupancy slipped from 96.0 to 95.4% from one year ago on same store properties.  According to AXIOMetrics Inc., the national apartment occupancy rate improved 0.1% to 95.1% from one year ago, October 31, 2014.  Our ability to maintain occupancy levels and raise rents remains dependent on continued healthy employment and wage growth. We have continued to observe considerable multifamily development activity in our markets, and as this new construction is completed and leased, we will experience increased competition for residents. However, based on information available to us, apartment developers in our markets are currently seeing increases in construction costs for potential new apartment developments, which may slow new developments in our markets.  The U.S. economic outlook through 2017 is forecasted to be good according to U.S. Bureau of Labor Statistics and Moody’s Analytics.  Businesses are adding jobs and for the first time in this phase of the economic cycle we are seeing meaningful wage growth.  There is an attitudinal shift also occurring toward renting by professional millennials and to lesser, although growing degree, by baby boomers.  These trends are beneficial to apartment owners.

Our healthcare segment consists of medical office properties and senior housing facilities. The medical office component remains stable with high occupancy at 96.0% (same store) and modest rent increases.

The industrial property market continues to improve as vacancies have come down across the country and in our principal market of Minneapolis.  Our industrial properties are located primarily in the Minneapolis market, and same-store occupancy remained at 100%. The demand for bulk warehouse and manufacturing space in our markets is healthy, with rents generally rising.

Same-store and Non-same-store Properties

Throughout this Quarterly Report on Form 10-Q, we have provided certain information on a same-store and non-same-store properties basis. Information provided on a same-store properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared (except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, and properties sold or classified as held for sale), and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multifamily properties and 85% for healthcare, industrial and other properties.

For the comparison of the three and six months ended October 31, 2015 and 2014, all or a portion of 52 properties were non-same-store, of which 16 were redevelopment or in-service development properties.

While there are judgments to be made regarding changes in designation, we typically remove properties from same-store to non-same-store when redevelopment has or is expected to have a significant impact on property net operating income within the fiscal year. Acquisitions are moved to same-store once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion. Our development projects in progress are not included in our non-same-store properties category until they are placed in-service, which occurs upon the substantial completion for a commercial development property and upon receipt of a certificate of occupancy for a multifamily development project. They are then subsequently moved from non-same-store to same-store when the property has been in-service for the entirety of both periods being compared and has reached the target level of occupancy specified above.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three and Six Months Ended October 31, 2015 and 2014

The discussion that follows is based on our consolidated results of operations for the three and six months ended October 31, 2015 and 2014.

	(in thousands, except percentages)
	Three Months Ended				Six Months Ended
	October 31		2015 vs 2014		October 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Real estate rentals	$46,727	$45,304	$1,423	3.1%	$92,249	$88,868	$3,381	3.8%
Tenant reimbursement	4,578	5,042	(464)	(9.2)%	8,974	9,899	(925)	(9.3)%
TRS senior housing revenue	965	843	122	14.5%	2,003	1,636	367	22.4%
TOTAL REVENUE	52,270	51,189	1,081	2.1%	103,226	100,403	2,823	2.8%
Depreciation/amortization related to real estate investments	14,461	12,859	1,602	12.5%	27,733	25,073	2,660	10.6%
Utilities	3,124	3,024	100	3.3%	6,330	5,969	361	6.1%
Maintenance	5,784	5,062	722	14.3%	11,158	10,048	1,110	11.1%
Real estate taxes	5,002	4,781	221	4.6%	9,919	9,768	151	1.6%
Insurance	1,244	1,068	176	16.5%	2,344	2,530	(186)	(7.4)%
Property management expenses	4,635	3,479	1,156	33.2%	8,506	7,145	1,361	19.1%
Other property expenses	243	350	(107)	(30.6)%	175	556	(381)	(68.5)%
TRS senior housing expenses	812	725	87	12.0%	1,581	1,418	163	11.5%
Administrative expenses	2,933	2,890	43	1.5%	5,387	6,554	(1,167)	(17.8)%
Other expenses	1,204	578	626	108.3%	1,628	1,190	438	36.8%
Amortization related to non-real estate investments	169	216	(47)	(21.8)%	340	437	(97)	(22.2)%
Impairment of real estate investments	1,873	1,803	70	3.9%	3,158	4,123	(965)	(23.4)%
TOTAL EXPENSES	41,484	36,835	4,649	12.6%	78,259	74,811	3,448	4.6%
Operating income	10,786	14,354	(3,568)	(24.9)%	24,967	25,592	(625)	(2.4)%
Interest expense	(10,131)	(9,954)	(177)	1.8%	(19,327)	(19,701)	374	(1.9)%
Loss on debt extinguishment	(106)	0	(106)	(100.0)%	(106)	0	(106)	(100.0)%
Interest income	565	560	5	0.9%	1,121	1,120	1	0.1%
Other income	100	136	(36)	(26.5)%	151	262	(111)	(42.4)%
Income before gain (loss) on sale of real estate and other investments and income from discontinued operations	1,214	5,096	(3,882)	(76.2)%	6,806	7,273	(467)	(6.4)%
Gain (loss) on sale of real estate and other investments	0	1,231	(1,231)	(100.0)%	(175)	(1,762)	1,587	(90.1)%
Income from continuing operations	1,214	6,327	(5,113)	(80.8)%	6,631	5,511	1,120	20.3%
Income (loss) from discontinued operations	15,463	(457)	15,920	(3,483.6)%	14,773	160	14,613	9,133.1%
NET INCOME	16,677	5,870	10,807	184.1%	21,404	5,671	15,733	277.4%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,527)	(363)	(1,164)	320.7%	(1,713)	39	(1,752)	(4,492.3)%
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	1,516	(393)	1,909	(485.8)%	1,515	(747)	2,262	(302.8)%
Net income attributable to Investors Real Estate Trust	16,666	5,114	11,552	225.9%	21,206	4,963	16,243	327.3%
Dividends to preferred shareholders	(2,878)	(2,878)	0	0.0%	(5,757)	(5,757)	0	0.0%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$13,788	$2,236	11,552	516.6%	$15,449	$(794)	16,243	(2,045.7)%

Revenues.  Revenues for the three months ended October 31, 2015 were $52.3 million compared to $51.2 million in the three months ended October 31, 2014, an increase of $1.1 million or 2.1%. The increase in revenue for the three months ended October 31, 2015 resulted primarily from properties acquired and development projects placed in service in fiscal years 2016 and 2015, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months ended October 31, 2015
Rent in Fiscal 2016 primarily from properties acquired and development projects placed in service in Fiscal 2016	$980
Rent in Fiscal 2016 primarily from properties acquired and development projects placed in service in Fiscal 2015 in excess of that received in Fiscal 2015 from the same properties	2,413
Decrease in rent on same-store properties, excluding straight line rent(1)	(89)
Net change in straight line rent on same-store properties(1)	(224)
Decrease in rent from properties sold or classified as held for sale in Fiscal 2016 and 2015	(2,121)
TRS senior housing revenue in excess of that received in Fiscal 2015(2)	122
Net increase in total revenue	$1,081

(1)	See analysis of NOI by segment below for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.

Revenues for the six months ended October 31, 2015 were $103.2 million compared to $100.4 million in the six months ended October 31, 2014, an increase of $2.8 million or 2.8%. The increase in revenue for the six months ended October 31, 2015 resulted primarily from properties acquired and development projects placed in service in fiscal years 2016 and 2015, as shown in the table below.

(in thousands)
Increase in Total Revenue Six Months ended October 31, 2015
Rent in Fiscal 2016 primarily from properties acquired and development projects placed in service in Fiscal 2016	$1,116
Rent in Fiscal 2016 primarily from properties acquired and development projects placed in service in Fiscal 2015 in excess of that received in Fiscal 2015 from the same properties	5,931
Increase in rent on same-store properties, excluding straight line rent(1)	276
Net change in straight line rent on same-store properties(1)	(537)
Decrease in rent from properties sold or classified as held for sale in Fiscal 2016 and 2015	(4,330)
TRS senior housing revenue in excess of that received in Fiscal 2015(2)	367
Net increase in total revenue	$2,823

(1)	See analysis of NOI by segment below for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.

Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 12.5% to $14.5 million in the second quarter of fiscal year 2016, compared to $12.9 million in the same period of the prior fiscal year.  This increase was primarily due to depreciation on new developments placed in service.

Depreciation/amortization related to real estate investments decreased by 10.6% to $27.7 million in the six months ended October 31, 2015, compared to $25.1 million in the same period of the prior fiscal year. This increase was primarily due to depreciation on new developments placed in service.

Utilities.  Utilities increased by 3.3% to $3.1 million in the second quarter of fiscal year 2016, compared to $3.0 million in the same period of the prior fiscal year. Same-store properties realized an increase of $114,000 due to increased heating costs while a decrease of $14,000 was attributable to non-same-store properties.

Utilities increased by 6.1% to $6.3 million in the six months ended October 31, 2015 compared to $6.0 million in the same period of the prior fiscal year. Same-store properties realized an increase of $211,000 primarily due to increased water and sewer costs while an increase of $150,000 at non-same-store properties was attributable to new income producing real estate properties.

Maintenance.  Maintenance expenses increased by 14.3% to $5.8 million in the second quarter of fiscal year 2016, compared to $5.1 million in the same period of the prior fiscal year.  An increase of $512,000 was attributable to same-store properties primarily due to an increase in labor and benefit costs as a result of the ability to hire in previously under-staffed markets.  Non-same-store properties realized an increase of $210,000 due to the addition of new income producing real estate properties.

Maintenance expenses increased by 11.1% to $11.2 million in the six months ended October 31, 2015 compared to $10.0 million in the same period of the prior fiscal year.  An increase of $796,000 was attributable to same-store properties primarily due to an increase in labor and benefit costs as a result of the ability to hire in previously under-staffed markets.  Non-same-store properties realized an increase of $314,000 due to the addition of new income producing real estate properties.

Real Estate Taxes.  Real estate taxes increased by 4.6% to $5.0 million in the second quarter of fiscal year 2016, compared to $4.8 million in the same period of the prior fiscal year. An increase of $131,000 was attributable to non-same-store properties due to new income producing real estate properties and increased property valuations in our North Dakota markets. An increase of $90,000 was attributable to same-store properties primarily due to increased property valuations in our North Dakota markets.

Real estate taxes increased by 1.6% to $9.9 million in the six months ended October 31, 2015 compared to $9.8 million in the same period of the prior fiscal year. An increase of $234,000 was attributable to same-store properties primarily due to increased property valuations in our North Dakota markets while non-same-store properties realized a decrease of 83,000.

Insurance.  Insurance expense increased by 16.5% to $1.2 million in the second quarter of fiscal year 2016, compared to $1.1 million in the same period of the prior fiscal year. Deductibles paid on insurance claims at same-store properties increased by $100,000 when compared to the prior year while insurance premiums at same-store properties increased by $7,000.  An increase of $69,000 was attributable to the addition of new income-producing real estate properties.

Insurance expense decreased by 7.4% to $2.3 million in the six months ended October 31, 2015 compared to $2.5 million in the same period of the prior fiscal year. Deductibles paid on insurance claims at same-store properties decreased by $300,000 when compared to the prior year while insurance premiums at same-store properties decreased by $8,000.  These decreases were offset by an increase of $122,000 which was attributable to the addition of new income-producing real estate properties.

Property Management Expenses.  Property management expenses increased by 33.2% to $4.6 million in the second quarter of fiscal year 2016, compared to $3.5 million in the same period of the prior fiscal year. An increase of $629,000 was attributable primarily to increases in internal property management costs, labor and benefits and marketing costs at same-store properties while an increase of $527,000 was primarily due to marketing costs at new income-producing real estate properties.

Property management expenses increased by 19.1% to $8.5 million in the six months ended October 31, 2015 compared to $7.1 million in the same period of the prior fiscal year. An increase of $505,000 was attributable primarily to increased marketing costs and internal property management expenses at same-store properties while an increase of $856,000 was primarily due to marketing costs at new income-producing real estate properties.

Other Property Expenses.  Other property expense, consisting primarily of bad debt provision expense, decreased to approximately $243,000 in the second quarter of fiscal year 2016, compared to approximately $350,000 in the same period of the prior fiscal year. Other property expense decreased to approximately $175,000 in the six months ended October 31, 2015, compared to approximately $556,000 in the same period of the prior fiscal year.  The decrease for both the three and six months is primarily due to a decrease in the provision for bad debt.

TRS Senior Housing Expenses.  We have one TRS, acquired during the second quarter of fiscal year 2014, which is the tenant in the Legends at Heritage Place senior housing facility. Property management expenses for the Heritage Place property are paid by the TRS, as the tenant in the property, and revenue from the Heritage Place facility is shown as TRS senior housing revenue on the Condensed Consolidated Statements of Operations. TRS senior housing expense increased to approximately $812,000 in the second quarter of fiscal year 2016, compared to $725,000 in the same period of the prior year. TRS senior housing expense for the six months ended October 31, 2015 increased $163,000 compared to the same period of the prior year.

Administrative Expenses.  Administrative expenses increased by 1.5% in the second quarter of fiscal year 2016 compared to the same period of the prior fiscal year. Administrative expenses decreased by 17.8% to $5.4 million in the six months ended October 31, 2015, compared to $6.6 million in the same period of the prior fiscal year. This change was primarily due to decreases of approximately $736,000 in short term incentive plan expense and $1.1 million in share-based compensation expense, offset by increases in salary and bonus expenses.

Other Expenses.  Other expenses increased 108.3% to $1.2 million in the second quarter of fiscal year 2016 and increased 36.8% to $1.6 million in the six months ended October 31, 2015, compared to the same periods of the prior fiscal year, respectively. The increase for the quarter and year to date periods was primarily due to increased acquisition and disposition costs and costs related to withdrawn projects

Impairment of Real Estate Investments.  We recognized $1.9 million and $1.8 million of impairment in continuing operations during the three months ended October 31, 2015 and 2014, respectively and $3.2 million and $4.1 million during the six months ended October 31, 2015 and 2014, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

Interest Expense.  Components of interest expense in the three and six months ended October 31, 2015 and 2014 were as follows.

	(in thousands, except percentages)
	Three Months Ended				Six Months Ended
	October 31		2015 vs 2014		October 31		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Mortgage debt	$9,189	$9,026	$163	1.8%	$17,543	$17,909	$(366)	(2.0%)
Line of credit	241	447	(206)	(46.1%)	1,155	868	287	33.1%
Other	701	481	220	45.7%	629	924	(295)	(31.9%)
Total interest expense	$10,131	$9,954	$177	1.8%	$19,327	$19,701	$(374)	(1.9%)

Mortgage interest increased by 1.8% to $9.2 million in the second quarter of fiscal year 2016, compared to $9.0 million in the same period of the prior fiscal year. Mortgages on non-same-store properties added approximately $848,000  and $930,000 to our mortgage interest expense in the three months and six months ended July October 31, 2015, respectively, while mortgage interest on same-store properties decreased approximately $363,000 and $612,000 compared to the three and six months ended October 31, 2014, primarily due to loan payoffs and refinancings.

Interest expense on our line of credit decreased to approximately $241,000 in the three months ended October 31, 2015, compared to approximately $447,000 in the same period of the prior fiscal year, primarily due to a lower average outstanding balance during the second quarter of fiscal year 2016. Interest expense on our line of credit increased to $1.2 million in the six months ended October 31, 2015, compared to approximately $868,000 in the same period of the prior fiscal year, primarily due to a higher average outstanding balance during the fiscal year 2016.

Other interest consists of interest on construction loans, a financing liability, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased to approximately $701,000 in the second quarter of fiscal year 2016, compared to approximately $481,000 in the same period of the prior fiscal year, primarily due to a decrease in capitalized construction interest. Other interest decreased to approximately $629,000 in the six months ended October 31, 2015, compared to approximately $924,000 in the same period of the prior fiscal year, primarily due to an increase in capitalized construction interest.

Gain (Loss) on Sale of Real Estate and Other Investments. We recorded no gain or loss in continuing operations in the three months ended October 31, 2015, compared to a net gain of $1.2 million in the same period of the prior year. We recorded in continuing operations a net loss of approximately $175,000 and $1.8 million in the six months ended October 31, 2015 and 2014, respectively. Properties sold in the six months ended October 31, 2015 and 2014 are detailed below in the section captioned “Property Acquisitions and Dispositions.”

Income (Loss) from Discontinued Operations.  During the first quarter of fiscal year 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 1 healthcare property and 17 retail properties which were classified as held for sale at July 31, 2015 were also classified as discontinued operations. Of the properties classified as discontinued operations, we sold 39 office properties, 15 retail properties and 1 healthcare property during the second quarter of fiscal year 2016, leaving 9 office properties and 2 retail properties classified as held for sale at October 31, 2015.We recorded income from discontinued operations of $15.5 million in the three months ended October 31, 2015, compared to loss from discontinued operations of approximately $457,000 in the same period of the prior fiscal year. During the six months ended October 31, 2015, we recorded income from continuing operations of $14.8 million and approximately $160,000, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.

Occupancy

Occupancy as of October 31, 2015 compared to October 31, 2014 decreased in our multifamily and healthcare segments and remained stable in our industrial segment on a same-store basis. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties		All Properties
	As of October 31,		As of October 31,
Segments	2015	2014	2015	2014
Multifamily	95.4%	96.0%	91.9%	94.6%
Healthcare	96.0%	96.1%	94.9%	96.1%
Industrial	100.0%	100.0%	84.3%	100.0%

Net Operating Income

Net Operating Income (“NOI”) is a non-US GAAP measure which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with US GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for the three and six months ended October 31, 2015 and 2014.  For a reconciliation of NOI of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.

The tables also show NOI by reportable operating segment on a same-store property and non-same-store property basis. This comparison allows us to evaluate the performance of existing properties and their contribution to net income. Management believes that measuring performance on a same-store property basis is useful to investors because it enables evaluation of how our properties are performing year over year.  Management uses this measure to assess whether or not it has been successful in increasing NOI, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store properties. Since changes from one fiscal year to another in real estate revenue and expenses from non-same-store properties are due to the addition of those properties to our real estate portfolio, such information is less useful for evaluating the ongoing operational performance of our real estate portfolio.

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three and six months ended October 31, 2015 and 2014.

	(in thousands, except percentages)
	Three Months Ended October 31				Six Months Ended October 31
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
All Segments

Real estate revenue
Same-store	$43,941	$44,254	$(313)	(0.7)%	$87,607	$87,868	$(261)	(0.3)%
Non-same-store(1)	7,364	6,092	1,272	20.9%	13,616	10,899	2,717	24.9%
Total	$51,305	$50,346	$959	1.9%	$101,223	$98,767	$2,456	2.5%

Real estate expenses
Same-store	$16,827	$15,513	$1,314	8.5%	$32,589	$31,662	$927	2.9%
Non-same-store(1)	3,205	2,251	954	42.4%	5,843	4,354	1,489	34.2%
Total	$20,032	$17,764	$2,268	12.8%	$38,432	$36,016	$2,416	6.7%

Net operating income
Same-store	$27,114	$28,741	$(1,627)	(5.7)%	$55,018	$56,206	$(1,188)	(2.1)%
Non-same-store(1)	4,159	3,841	318	8.3%	7,773	6,545	1,228	18.8%
Total	$31,273	$32,582	$(1,309)	(4.0)%	$62,791	$62,751	$40	0.1%
TRS senior housing revenue	965	843			2,003	1,636
TRS senior housing expenses	(812)	(725)			(1,581)	(1,418)
Depreciation/amortization	(14,630)	(13,075)			(28,073)	(25,510)
Administrative expenses	(2,933)	(2,890)			(5,387)	(6,554)
Other expenses	(1,204)	(578)			(1,628)	(1,190)
Impairment of real estate investments	(1,873)	(1,803)			(3,158)	(4,123)
Interest expense	(10,131)	(9,954)			(19,327)	(19,701)
Loss on extinguishment of debt	(106)	0			(106)	0
Interest and other income	665	696			1,272	1,382
Income before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations	1,214	5,096			6,806	7,273
Gain (loss) on sale of real estate and other investments	0	1,231			(175)	(1,762)
Income from continuing operations	1,214	6,327			6,631	5,511
Income (loss) from discontinued operations(2)	15,463	(457)			14,773	160
Net income	$16,677	$5,870			$21,404	$5,671

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
Held for Investment -	Multifamily -
71 France, Edina, MN; Arcata, Golden Valley, MN; Cardinal Point, Grand Forks, ND; Chateau II, Minot, ND; Colonial Villa, Burnsville, MN; Commons at Southgate, Minot, ND; Cypress Court I and II, St. Cloud, MN;  Dakota Commons, Williston, ND; Deer Ridge, Jamestown, ND; Gardens, Grand Forks, ND; GrandeVille at Cascade Lake, Rochester, MN; Homestead Garden, Rapid City, SD;  Legacy Heights, Bismarck, ND; Northridge, Bismarck, ND;  Red 20, Minneapolis, MN; Renaissance Heights, Williston, ND and Silver Springs, Rapid City, SD.
Total number of units, 2,392.

	Healthcare -	Edina 6565 France SMC III, Edina, MN; Lakeside Medical Plaza, Omaha, NE and PrairieCare Medical, Brooklyn Park, MN. Total rentable square footage, 156,199.
	Industrial -	Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 220,557.
	Other -	Minot Southgate Retail, Minot, ND and Minot Southgate Wells Fargo Bank, Minot, ND. Total rentable square footage, 12,961.

Held for Sale -	Multifamily -
Campus Center, St. Cloud, MN; Campus Heights, St. Cloud, MN; Campus Knoll, St. Cloud, MN; Campus Plaza, St. Cloud, MN; Campus Side, St. Cloud, MN; Campus View, St. Cloud, MN; Cornerstone, St. Cloud, MN and University Park Place, St. Cloud, MN.
Total number of units, 391.

	Healthcare -	Nebraska Orthopaedic Hospital, Omaha, NE. Total rentable square footage, 61,758.
	Other -	Minot Plaza, Minot, ND. Total rentable square footage, 11,003.

Total NOI for held for sale properties for the three months ended October 31, 2015 and 2014, respectively, $684 and $682.
Total NOI for held for sale properties for the six months ended October 31, 2015 and 2014, respectively, $1,194 and $1,135.

Sold -	Multifamily -	Lancaster, St. Cloud, MN.
	Healthcare -	Jamestown Medical Office Building, Jamestown, ND.
	Industrial -	Eagan 2785 & 2795 Hwy 55, Eagan, MN.
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

Total NOI for sold properties for the three months ended October 31, 2015 and 2014, respectively, $0 and $1,199.
Total NOI for sold properties for the six months ended October 31, 2015 and 2014, respectively, $8 and $2,441.

(2)	Discontinued operations include gain on disposals and income from operations for:

2016 Held for Sale – Burnsville Strip Center, Corporate Center West, Farnam Executive Center, Flagship Corporate Center, Gateway Corporate Center, Miracle Hills One, Pacific Hills, Pine City C-Store, Riverport, Timberlands, and Woodlands Plaza IV.
2016 Dispositions – 610 Business Center, 7800 West Brown Deer Road, American Corporate Center, Ameritrade, Barry Pointe Office Park, Benton Business Park, Brenwood, Brook Valley I, Champlin South Pond, Chan West Village, Crosstown Centre, Duluth 4615 Grand, Duluth Denfeld Retail, Eden Prairie 6101 Blue Circle Drive, Forest Lake Auto, Forest Lake Westlake Center, Golden Hills Office Center, Grand Forks Medpark Mall, Granite Corporate Center, Great Plains, Highlands Ranch I and II, Interlachen Corporate Center, Intertech Building, Jamestown Buffalo Mall, Jamestown Business Center, Lakeville Strip Center, Mendota Office Center I-IV, Minnesota National Bank, Monticello C-Store, Northpark Corporate Center, Omaha 10802 Farnam Dr, Omaha Barnes & Noble, Pine City Evergreen Square, Plaza VII, Plymouth 5095 Nathan Lane, Prairie Oak Business Center, Rapid City 900 Concourse Drive, Rochester Maplewood Square, Spring Valley IV, V, X and XI, St.Cloud Westgate, Superior Office Building, TCA Building, Three Paramount Plaza, UHC Office, US Bank Financial Center, Wells Fargo Center, West River Business Park and Westgate.

An analysis of NOI by segment follows.

Multifamily

Real estate revenue from same-store properties in our multifamily segment decreased by 0.7% or $188,000 in the three months ended October 31, 2015 compared to the same period in the prior fiscal year. An increase of $342,000 was realized due to increased rental rates, but was offset by an increase in vacancy of $375,000.  Other fee items combined decreased by $155,000.

Real estate expenses at same-store properties increased by 13.5% or $1.5 million in the three months ended October 31, 2015 compared to the same period in the prior fiscal year. The primary factors were increased property management expenses of $658,000 and increased maintenance expenses of $516,000.  The increase in property management expenses was primarily attributable to an increase in internal property management costs, increased labor and benefits and increased marketing costs. The increase in maintenance costs was primarily attributable to an increase in labor and benefits and an increase in under deductible insurance claims.  All other real estate expenses combined increased by $286,000.

Real estate revenue from same-store properties in our multifamily segment increased by 0.2% or $78,000 in the six months ended October 31, 2015 compared to the same period in the prior fiscal year. An increase of $813,000 was realized due to increased rental rates, but was offset by an increase in vacancy of $657,000.  Other fee items combined decreased by $78,000.

Real estate expenses at same-store properties increased by 8.0% or $1.8 million in the six months ended October 31, 2015 compared to the same period in the prior fiscal year. The primary factors were increased maintenance expenses of $731,000, increased property management expenses of $576,000 and increased real estate taxes of $452,000.  The increase in maintenance expenses was primarily attributable to an increase in labor and benefit costs. The increase in property management expenses was primarily due to increased internal property management costs, and increased marketing costs while the increase in real estate taxes was due to increased property valuations in our North Dakota markets. All other real estate expenses combined increased by $3,000.

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Multifamily

Real estate revenue
Same-store	$25,973	$26,161	$(188)	(0.7)%	$51,889	$51,811	$78	0.2%
Non-same-store	6,134	3,433	2,701	78.7%	11,598	5,510	6,088	110.5%
Total	$32,107	$29,594	$2,513	8.5%	$63,487	$57,321	$6,166	10.8%

Real estate expenses
Same-store	$12,297	$10,837	$1,460	13.5%	$23,798	$22,036	$1,762	8.0%
Non-same-store	2,921	1,327	1,594	120.1%	5,344	2,346	2,998	127.8%
Total	$15,218	$12,164	$3,054	25.1%	$29,142	$24,382	$4,760	19.5%

Net operating income
Same-store	$13,676	$15,324	$(1,648)	(10.8)%	$28,091	$29,775	$(1,684)	(5.7)%
Non-same-store	3,213	2,106	1,107	52.6%	6,254	3,164	3,090	97.7%
Total	$16,889	$17,430	$(541)	(3.1)%	$34,345	$32,939	$1,406	4.3%

Occupancy	2015	2014
Same-store	95.4%	96.0%
Non-same-store	79.5%	84.7%
Total	91.9%	94.6%

Number of Units	2015	2014
Same-store	9,877	9,878
Non-same-store	2,783	1,414
Total	12,660	11,292

Healthcare

Real estate revenue from same-store properties in our healthcare segment decreased by 1.2% or $184,000 in the three months ended October 31, 2015 compared to the same period in the prior fiscal year. The decrease in revenue was attributable to a decrease in the straight-line receivable of $248,000 while all other real estate revenues items combined increased by $64,000.

Real estate expenses from same-store properties decreased by 1.7% or $69,000 in the three months ended October 31, 2015 compared to the same period in the prior fiscal year. The primary factor was decreased real estate taxes of $157,000, while all other real estate expenses combined increased by $88,000.

Real estate revenue from same-store properties in our healthcare segment decreased by 1.5% or $450,000 in the six months ended October 31, 2015 compared to the same period in the prior fiscal year. The decrease in revenue was attributable to a decrease in the straight-line receivable of $534,000 while all other real estate revenues items combined increased by $84,000.

Real estate expenses from same-store properties decreased by 6.8% or $553,000 in the six months ended October 31, 2015 compared to the same period in the prior fiscal year. The primary factors were decreased other property expenses of $310,000 and decreased real estate taxes of $258,000.  The decrease in other property expenses, consisting of bad debt provision expenses, was due to a decrease in the estimated uncollectible accounts receivable.  All other real estate expenses combined increased by $15,000.

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$15,323	$15,507	$(184)	(1.2)%	$30,430	$30,880	$(450)	(1.5)%
Non-same-store	1,056	824	232	28.2%	1,655	1,653	2	0.1%
Total	$16,379	$16,331	$48	0.3%	$32,085	$32,533	$(448)	(1.4)%

Real estate expenses
Same-store	$3,900	$3,969	$(69)	(1.7)%	$7,629	$8,182	$(553)	(6.8)%
Non-same-store	263	142	121	85.2%	366	287	79	27.5%
Total	$4,163	$4,111	$52	1.3%	$7,995	$8,469	$(474)	(5.6)%

Net operating income
Same-store	$11,423	$11,538	$(115)	(1.0)%	$22,801	$22,698	$103	0.5%
Non-same-store	793	682	111	16.3%	1,289	1,366	(77)	(5.6)%
Total	$12,216	$12,220	$(4)	0.0%	$24,090	$24,064	$26	0.1%

Occupancy	2015	2014
Same-store	96.0%	96.1%
Non-same-store	80.0%	96.5%
Total	94.9%	96.1%

Rentable Square Footage	2015	2014
Same-store	2,870,116	2,870,234
Non-same-store	217,957	106,980
Total	3,088,073	2,977,214

Industrial

Real estate revenue from same-store properties in our industrial segment increased by 1.5% or $24,000 in the three months ended October 31, 2015 compared to the same period in the prior fiscal year. Tenant reimbursements increased by $23,000 while all other revenue items combined increased by $1,000.

Real estate expenses from same-store properties decreased by 5.3% or $16,000 in the three months ended October 31, 2015 compared to the same period of the prior fiscal year. The decrease was primarily due to a decrease in maintenance expenses of $25,000 resulting from fewer general maintenance items being completed during the quarter while all other real estate expenses items combined increased by $9,000.

Real estate revenue from same-store properties in our industrial segment increased by 3.2% or $99,000 in the six months ended October 31, 2015 compared to the same period in the prior fiscal year. Tenant reimbursements increased by $101,000 while all other revenue items combined decreased by $2,000.

Real estate expenses from same-store properties decreased by 7.3% or $47,000 in the six months ended October 31, 2015 compared to the same period of the prior fiscal year. The decrease was primarily due to a decrease in maintenance expenses of $25,000 resulting from fewer general maintenance items being completed during the period while all other real estate expenses items combined decreased by $22,000.

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Industrial

Real estate revenue
Same-store	$1,580	$1,556	$24	1.5%	$3,152	$3,053	$99	3.2%
Non-same-store	60	37	23	62.2%	110	110	0	0
Total	$1,640	$1,593	$47	3.0%	$3,262	$3,163	$99	3.1%

Real estate expenses
Same-store	$287	$303	$(16)	(5.3)%	$600	$647	$(47)	(7.3)%
Non-same-store	2	(31)	33	106.5%	83	74	9	12.2%
Total	$289	$272	$17	6.3%	$683	$721	$(38)	(5.3)%

Net operating income
Same-store	$1,293	$1,253	$40	3.2%	$2,552	$2,406	$146	6.1%
Non-same-store	58	68	(10)	(14.7)%	27	36	(9)	(25.0)%
Total	$1,351	$1,321	$30	2.3%	$2,579	$2,442	$137	5.6%

Occupancy	2015	2014
Same-store	100.0%	100.0%
Non-same-store	12.9%	100.0%
Total	84.3%	100.0%

Rentable Square Footage	2015	2014
Same-store	1,002,361	1,002,361
Non-same-store	220,557	17,750
Total	1,222,918	1,020,111

Analysis of Commercial Segments’ Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on October 31, 2015, for all commercial properties owned by us, including those held for sale, measured by percentage of total commercial segments’ minimum rents as of October 1, 2015.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 23.5% of our total commercial segments’ minimum rents as of October 1, 2015, and they accounted for approximately 8.6% of our total real estate rentals as of October 31, 2015.

As of October 31, 2015, 50 of our properties held for investment, including all 20 of our Edgewood Vista properties, all eight of our Idaho Spring Creek senior housing properties, and all five of our Wyoming senior housing properties, and one of our properties held for sale were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

We regularly monitor the relative credit risk of our significant tenants, including our triple net tenants. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates, and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates. These factors may change over time. Prior to signing a lease with a tenant, we generally assesses the prospective tenant’s credit quality through review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged (e.g., higher risk tenants will be charged higher rent). Over the course of a lease, our property management and asset management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit, receive tenant financial information for periodic review or review publicly-available financial statements in the case of public company tenants or non-profit entities, such as hospital systems, whose financial statements are required to be filed with state agencies. Through these means we monitor tenant credit quality.

Lessee	% of Total Commercial Segments’ Minimum Rents as of October 1, 2015
Affiliates of Edgewood Vista	23.5%
Fairview Health Services	6.4%
St. Luke’s Hospital of Duluth, Inc.	5.6%
Applied Underwriters	4.0%
PrairieCare Medical LLC	3.6%
HealthEast Care System	2.8%
Nebraska Orthopaedic Hospital(1)	2.2%
Affiliates of Siemens USA (NYSE: SI)	1.8%
Quality Manufacturing Corp	1.6%
Ascension Health	1.4%
All Others	47.1%
Total Monthly Commercial Rent as of October 1, 2015	100.0%

(1)	The tenant in the Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. However, we can give no assurance if or when the sale of the property will be completed.

Commercial Leasing Activity

During fiscal year 2016, we have executed new and renewal commercial leases for our same-store rental properties on 258,027 square feet for the three months ended October 31, 2015 and 319,399 square feet for the six months ended October 31, 2015.  Due to our leasing efforts, occupancy in our same-store healthcare and industrial portfolios has remained strong at 97.1% as of October 31, 2015, compared to 97.1% as of October 31, 2014.

The total leasing activity for our same-store healthcare and industrial properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:

Three Months Ended October 31, 2015 and 2014

	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy
Segments	2015	2014	2015	2014	2015	2014	2015	2014
Healthcare	2,831	2,632	60,121	61,672	62,952	64,304	96.0%	96.1%
Industrial	0	0	195,075	0	195,075	0	100.0%	100.0%
Total	2,831	2,632	255,196	61,672	258,027	64,304	97.1%	97.1%

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period.

Six Months Ended October 31, 2015 and 2014

	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy
Segments	2015	2014	2015	2014	2015	2014	2015	2014
Healthcare	4,455	11,579	106,543	100,688	110,998	112,267	96.0%	96.1%
Industrial	0	0	208,401	0	208,401	0	100.0%	100.0%
Total	4,455	11,579	314,944	100,688	319,399	112,267	97.1%	97.1%

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period.

New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare and industrial properties:

Three Months Ended October 31, 2015 and 2014

	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)			Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Healthcare	2,831	2,632	2.5	3.4	19.52	19.89	24.15	9.25	2.01	0
Industrial	0	0	0	0	0	0	0	0	0	0
Total	2,831	2,632	2.5	3.4	$19.52	$19.89	$24.15	$9.25	$2.01	$0

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.
(2)	Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Six Months Ended October 31, 2015 and 2014

	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)			Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Healthcare	4,455	11,579	7.2	5.5	21.02	20.82	28.11	25.05	4.92	7.03
Industrial	0	0	0	0	0	0	0	0	0	0
Total	4,455	11,579	7.2	5.5	$21.02	$20.82	$28.11	$25.05	$4.92	$7.03

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.
(2)	Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare and industrial segments (square feet data in thousands):

Three Months Ended October 31, 2015 and 2014

	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Healthcare	60,121	61,672	86.3%	38.0%	3.7	5.6	(2.1%)	(8.5%)	7.05	11.77	0.95	0.46
Industrial	195,075	0	100.0%	0%	5.0	0	19.2%	0%	0.56	0	0	0
Total	255,196	61,672	94.6%	38.0%	3.9	5.6	8.1%	(8.5%)	$2.09	$11.77	$0.22	$0.46

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period.
(2)	Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. The category of renewed leases does not include leases that have become month-to-month leases, as the month-to-month leases are considered lease amendments.
(3)	Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Six Months Ended October 31, 2015 and 2014

	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Healthcare	106,543	100,688	86.4%	61.3%	5.4	5.6	6.0%	(3.9%)	10.62	9.16	3.28	1.06
Industrial	208,401	0	100.0%	0%	5.0	0	18.1%	0%	0.59	0	0.07	0
Total	314,944	100,688	93.3%	61.3%	5.3	5.6	10.2%	(3.9%)	$3.98	$9.16	$1.16	$1.06

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period.
(2)	Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. The category of renewed leases does not include leases that have become month-to-month leases, as the month-to-month leases are considered lease amendments.
(3)	Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments.  The increase in the average growth in effective rents for the industrial segment for the three months ended October 31, 2015 and the six months ended October 31, 2015 when compared to the same periods in the prior fiscal year is due to a 195,075 square foot lease renewal executed at our Stone Container property in Fargo, North Dakota.  This lease was renewed at a 19.2% increase in effective rent primarily due to improved market conditions in the property location.

Lease Expirations

Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated healthcare and industrial properties, including square footage and annualized base rent for expiring leases, as of October 31, 2015.

Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(2)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(3)	Percentage of Total Commercial Segments Annualized Base Rent
2016 (remainder)(1)	37	593,167	15.0%	$6,295,188	11.3%
2017	30	201,842	5.1%	3,069,721	5.5%
2018	20	177,701	4.5%	4,207,706	7.6%
2019	23	363,803	9.2%	5,004,303	9.0%
2020	13	166,159	4.2%	1,933,197	3.5%
2021	19	104,879	2.7%	2,023,510	3.6%
2022	39	1,296,621	32.7%	17,010,303	30.7%
2023	12	480,309	12.1%	2,312,762	4.2%
2024	25	194,209	4.9%	3,982,194	7.2%
2025	5	76,691	1.9%	1,636,358	3.0%
Thereafter	18	304,965	7.7%	7,994,627	14.4%
Totals	241	3,960,346	100.0%	$55,469,869	100.0%

(1)	Includes month-to-month leases. As of October 31, 2015, month-to-month leases accounted for 309,255 square feet of which 286,854 square feet were located in five senior housing facilities in Wyoming.
(2)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 99,535 square feet of space occupied by us.
(3)	Annualized Base Rent is monthly scheduled rent as of October 1, 2015, multiplied by 12.

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

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the second quarter of fiscal year 2016, we closed on our acquisitions of:

•	a 27,819 sq ft healthcare property in Omaha, Nebraska, on approximately 1.8 acres of land, for a purchase price of $6.5 million paid in cash;

•	a 74-unit multifamily property in Grand Forks, North Dakota, on approximately 4.7 acres of land, for a purchase price of $9.3 million, of which $4.1 million was paid in cash, and the remainder in limited partnership units of the Operating partnership valued at $5.2 million; and

•	a 276-unit multifamily property in Rochester, Minnesota, on approximately 21.2 acres of land, for a purchase price of $56.0 million paid in limited partnership units of the Operating partnership.

During the second quarter of fiscal year 2016, we sold 39 office properties, one healthcare property and 15 retail properties for a total sales price of $371.9 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the six month periods ended October 31, 2015 and 2014.

Development and Re-Development Projects

The following tables provide additional detail, as of October 31, 2015, on our in-service (completed) development and re-development projects and development and re-development projects in progress. All of these projects are excluded from the same-store pool. We measure initial yield on our development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects in progress listed below range from an estimated approximate 5.9% to an estimated approximate 6.3% initial yield.

Projects Placed in Service in the Six Months Ended October 31, 2015

				(in thousands)			(in fiscal years)
Project Name and Location	Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of October 31, 2015(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
Chateau II - Minot, ND	Multifamily	72 units	77.8%	$14,711	$14,641	$204,319	1Q 2016	1Q 2018
Edina 6565 France SMC III - Edina, MN(2)	Healthcare	57,624 sq ft	24.5%	36,752	32,495	638	1Q 2016	1Q 2018
Renaissance Heights - Williston, ND(3)	Multifamily	288 units	40.3%	62,362	62,520	216,535	1Q 2016	1Q 2018
Minot Southgate Retail - Minot, ND	Other	7,963 sq ft	0%	2,923	2,622	367	2Q 2016	1Q 2018
PrairieCare Medical - Brooklyn Park, MN	Healthcare	70,756 sq ft	100%	24,709	24,709	343	2Q 2016	1Q 2018
				$141,457	$136,987

(1)	Excludes tenant improvements and leasing commissions.
(2)	Anticipated total cost includes estimated tenant improvement costs that have not been incurred as of October 31, 2015.
(3)	We are currently an approximately 70.0% partner in the joint venture entity constructing this project. The anticipated total cost amount given is the total cost to the joint venture entity.

Projects in Progress at October 31, 2015

				(in thousands)		(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of October 31, 2015(1)	Anticipated Construction Completion
Deer Ridge - Jamestown, ND	Multifamily	163 units	17.8%	24,519	23,830	3Q 2016
Cardinal Point - Grand Forks, ND(2)	Multifamily	251 units	19.1%	44,402	40,361	4Q 2016
71 France - Edina, MN(3)	Multifamily	241 units	20.8%	73,290	64,006	1Q 2017
Monticello Crossings - Monticello, MN	Multifamily	202 units	0%	31,784	5,305	2Q 2017
Other	n/a	n/a	n/a	n/a	3,095	n/a
				$173,995	$136,597

(1)	Includes costs related to development projects that are placed in service in phases (Deer Ridge - $14.3 million, 71 France - $21.3 million, Cardinal Point - $11.1 million).
(2)	Anticipated total cost as of October 31, 2015 includes incremental cost increase due to the replacement of the project’s original general contractor.
(3)	The project will be constructed in three phases by a joint venture entity in which we have an approximately 52.6% interest. The anticipated total cost amount given is the total cost to the joint venture entity. The anticipated total cost includes approximately 21,772 square feet of retail space.

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

Management considers that FFO, by excluding depreciation costs, impairment write-downs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by US GAAP, is useful to investors in providing an additional perspective on our operating results. Historical cost accounting for real estate assets in accordance with US GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time. However, real estate asset values have historically risen or fallen with market conditions. NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that real estate, as an asset class, generally appreciates over time and that depreciation charges required by US GAAP may not reflect underlying economic realities. Additionally, the exclusion in NAREIT’s definition of FFO of impairment write-downs and gains and losses from the sales of previously depreciated operating real estate assets, assists our management and investors in identifying the operating results of the long-term assets that form the core of our investments, and assists in comparing those operating results between periods. FFO is used by our management and investors to identify trends in occupancy rates, rental rates and operating costs.

While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO in the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income as determined in accordance with US GAAP as a measure of our performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO does not represent cash generated from operating activities in accordance with US GAAP, and is not necessarily indicative of sufficient cash flow to fund all of our needs or our ability to service indebtedness or make distributions.

FFO applicable to Common Shares and Units for the three months ended October 31, 2015 decreased to $8.1 million compared to $22.2 million for the comparable period ended October 31, 2014, a decrease of 63.4%.  FFO applicable to Common Shares and Units for the six months ended October 31, 2015 decreased by 26.8% to $30.1 million, compared to $41.2 million for the six months ended October 31, 2014.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended October 31,	2015			2014
	Amount	Weighted Avg Shares and Units(1)	Per Share And Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share And Unit(2)
Net income attributable to Investors Real Estate Trust	$16,666			$5,114
Less dividends to preferred shareholders	(2,878)			(2,878)
Net income available to common shareholders	13,788	124,665	$0.11	2,236	117,034	$0.02
Adjustments:
Noncontrolling interest – Operating Partnership	1,527	13,900		363	16,261
Depreciation and amortization of real property	14,860			17,624
Impairment of real estate investments	1,873			3,245
Loss on depreciable property sales	(23,909)			(1,231)
FFO applicable to common shares and Units(1)(3)	$8,139	138,565	$0.06	$22,237	133,295	$0.17

	(in thousands, except per share amounts)
Six Months Ended October 31,	2015			2014
	Amount	Weighted Avg Shares and Units(1)	Per Share And Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share And Unit(2)
Net income attributable to Investors Real Estate Trust	$21,206			$4,963
Less dividends to preferred shareholders	(5,757)			(5,757)
Net income (loss) available to common shareholders	15,449	124,757	$0.12	(794)	114,033	$(0.01)
Adjustments:
Noncontrolling interest – Operating Partnership	1,713	13,929		(39)	18,565
Depreciation and amortization of real property	33,119			34,661
Impairment of real estate investments	3,598			5,565
Gain (loss) on depreciable property sales	(23,733)			1,762
FFO applicable to common shares and Units(1)(3)	$30,146	138,686	$0.22	$41,155	132,598	$0.31

(1)	Units of the Operating Partnership are exchangeable for cash, or, at our discretion, for Common Shares on a one-for-one basis.
(2)	Net income attributable to Investors Real Estate Trust is calculated on a per share basis. FFO is calculated on a per share and unit basis.
(3)	Excluding loss on extinguishment of debt and default interest, FFO would have been $16.9 million and $0.12 per share and unit for the three months ended October 31, 2015 and $40.5 million and $0.29 per share and unit for the six months ended October 31, 2015.

DISTRIBUTIONS

The following distributions per Common Share and Unit were paid during the six months ended October 31 of fiscal years 2016 and 2015:

Month	Fiscal Year 2016	Fiscal Year 2015
July	$.1300	$.1300
October	$.1300	$.1300

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW

Our principal liquidity demands are maintaining distributions to the holders of Common Shares, preferred shares and Units; capital improvements and repairs and maintenance to properties; acquisition of additional properties; property development; tenant improvements; and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of October 31, 2015, we had one multi-bank line of credit with a total commitment capacity of $100.0 million, secured by mortgages on 16 properties. Management considers our ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the commercial real estate market continues to be subject to various market factors that can result in reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent our ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, we may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

SOURCES AND USES OF CASH

Credit markets continue to be stable, with credit availability relatively unconstrained and benchmark interest rates remaining at or near historic lows.  While to date there has been no material negative impact on our ability to borrow in our multifamily segment, we continue to monitor the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multifamily properties and their general capacity to lend given allocations set by the Federal Housing Finance Agency. We consider that one of the consequences of a modification in the agencies’ roles in recent years could potentially lead to a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multifamily properties in major metropolitan markets. We have historically obtained a significant portion of our multifamily debt from Freddie Mac, and we continue to plan to refinance portions of our maturing multifamily debt with these two entities, so any change in their ability or willingness to lend going forward could result in higher loan costs and/or more constricted availability of financing for us. Underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period and we continue to find recourse security more frequently required, lower amounts of proceeds available and lenders limiting the amount of financing available in an effort to manage capital allocations and credit risk.  While we continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness. Accordingly, we remain cautious regarding our ability in fiscal year 2016 to rely on cash-out refinancing at levels we had achieved in recent years to provide funds for investment opportunities and other corporate purposes.

As of October 31, 2015 approximately 13.6%, or $6.6 million, of our mortgage debt maturing in the third and fourth quarters of fiscal year 2016 is debt placed on multifamily assets, and approximately 86.4%, or approximately $42.0 million, is debt placed on properties in our commercial segments. Of this $48.6 million, we expect to pay off $97,000, we expect to refinance $6.6 million and we expect to renew $41.9 million, in the second and third quarters of fiscal year 2016.  As of October 31, 2015, approximately 26.1%, or $14.9 million, of our mortgage debt maturing in the next twelve months is debt placed on multifamily assets, and approximately 73.9%, or $42.4 million, is debt placed on properties in our healthcare and industrial segments.

Our revolving, multi-bank line of credit with First International Bank as lead bank had, as of October 31, 2015, lending commitments of $100.0 million at an interest rate of 4.75%. As of October 31, 2015, the line of credit was secured by mortgages on 16 properties and had a minimum outstanding principal balance requirement of $17.5 million. As of October 31, 2015 and April 30, 2015, we had borrowed $17.5 million and $60.5 million, respectively.

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2015, our compensating balances totaled $13.4 million and consisted of the following:

Financial Institution	Compensating Balance
First International Bank and Trust, Watford City, ND	$6,000,000
Associated Bank, Green Bay, WI	3,000,000
The PrivateBank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	350,000
United Community Bank, Minot, ND	275,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$13,435,000

Current anticipated total project costs for development projects in progress at October 31, 2015 total approximately $174.0 million (including costs incurred by project joint venture entities), of which approximately $136.6 million has been incurred as of October 31, 2015. As of October 31, 2015, the Operating Partnership (or the project joint venture entities) had entered into construction loans totaling approximately $87.3 million for development projects in progress. In addition to current planned expenditures for development projects in progress, as of October 31, 2015, we are committed to fund $4.0 million in tenant improvements within approximately the next 12 months. Of this total, approximately $1.1 million is related to properties classified as held for sale.

The issuance of Units for property acquisitions continues to be an expected source of capital for us. In the three and six months ended October 31, 2015, approximately 44,000 Units, valued at issuance at $400,000 were issued in connection with our acquisition of property.  In the three and six months ended October 31, 2014, approximately 11,000 Units, valued at issuance at $100,000 were issued in connection with our acquisition of property.

Under our DRIP, common shareholders and Unitholders have an opportunity to use their cash distributions to purchase additional Common Shares, and to purchase additional shares through voluntary cash contributions. During the six months ended October 31, 2015 and 2014, approximately 821,000 and 4.2 million Common Shares with a total value included in equity of $5.6 million and $34.8 million, and an average price per share after applicable discounts of $6.85 and $8.27, respectively, were issued under the DRIP plan.

Cash and cash equivalents at October 31, 2015 totaled $55.1 million, compared to $53.0 million at October 31, 2014, an increase of $2.1 million. Net cash provided by operating activities for the three months ended October 31, 2015 decreased by $17.9 million, primarily due to an increase in adjusted net income compared to the six months ended October 31, 2014 offset by an increase in gain on sale of real estate and discontinued operations.  Net cash provided by investing activities increased by $314.8 million for the six months ended October 31, 2015 compared to the six months ended October 31, 2014, primarily due to an increase in proceeds from sale of discontinued operations net of an increase in payments for acquisitions of real estate. Net cash used by financing activities for the six months ended October 31, 2015 decreased by $296.5 million compared to the six months ended October 31, 2014, primarily due to an increase in payments on mortgage debt and payments on revolving line of credit and other debt, an increase in repurchases of common shares net of a decrease in proceeds from sale of common shares.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by approximately $60.9 million as of October 31, 2015, compared to April 30, 2015, due to new loans. As of October 31, 2015, approximately 87.7% of our $728.9 million of mortgage debt is at fixed rates of interest, with staggered maturities. This limits our exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of October 31, 2015, the weighted average rate of interest on our mortgage debt was 5.04%, compared to 4.95% on April 30, 2015.

Property Owned. Property owned was $1.8 billion at October 31, 2015 compared to $1.5 billion at April 30, 2015. During the six months ended October 31, 2015, we had three new acquisitions and disposed of 55 properties, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2015 were $55.1 million, compared to $49.0 million on April 30, 2015.

Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $329,000 on October 31, 2015 and on April 30, 2015.

Operating Partnership Units. Outstanding Units in the Operating Partnership decreased to 13.9 million Units at October 31, 2015 compared to 14.0 million Units outstanding at April 30, 2015. The decrease resulted primarily from Unitholders exercising their Exchange Right, receiving in exchange an equal number of Common Shares.

Common and Preferred Shares of Beneficial Interest. Common Shares outstanding on October 31, 2015 totaled 122.8 million, compared to 124.5 million outstanding on April 30, 2015. We issued Common Shares pursuant to our DRIP, consisting of approximately 821,000 Common Shares issued during the six months ended October 31, 2015, for a total value of $5.6 million. Exchanges of approximately 154,000 Units for Common Shares, for a total of approximately $855,000 in shareholders’ equity, also increased the number of Common Shares outstanding during the six months ended October 31, 2015. We issued approximately 220,000 Common Shares, net of withholding, with a total grant-date value of approximately $1.6 million, under our 2008 Incentive Award Plan for executive officer and trustee share-based compensation for fiscal year 2015 performance. During the second quarter of fiscal year 2016, we repurchased and retired approximately 2.9 million Common Shares for an aggregate cost of approximately $21.9 million, including commissions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Approximately 87.7% and 92.8% of our mortgage debt, excluding mortgage debt related to held for sale assets, as of October 31, 2015 and April 30, 2015, respectively, is at fixed interest rates. Therefore, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. Accordingly, interest rate fluctuations during the second quarter of fiscal year 2016 did not have a material effect on us. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.

We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2015, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate:

	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total	Fair Value
Fixed Rate	$57,993	$33,868	$38,910	$86,001	$63,850	$358,525	$639,147	$694,095
Avg Fixed Interest Rate(1)	4.94%	5.01%	4.95%	4.74%	4.58%

Variable Rate	$978	$9,521	$2,098	$30,389	$46,840	$0	$89,826	$89,826
Avg Variable Interest Rate(1)	4.08%	4.04%	4.16%	4.69%	4.81%

Held for Sale	$258	$123,151	$576	$9,413	$0	$0	133,398	163,117
Avg Fixed Interest Rate(1)	9.08%	6.03%%	6.13%	6.10%	0%
							$862,371	$947,038

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Fixed Rate	$15,762	$29,067	$27,062	$24,097	$19,332	$34,179	$149,499
Variable Rate	1,833	3,588	3,298	2,549	1,452	0	12,720
Held for Sale	6,055	4,339	612	574	0	0	11,580
							$173,799

(1)	Interest rate given is for the entire year.

The weighted average interest rate on our fixed rate and variable rate debt, excluding mortgages related to assets held for sale, as of October 31, 2015, was 5.04%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $89.8 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $898,000.

Exposure to interest rate fluctuation risk on our $100.0 million secured line of credit is limited by a cap on the interest rate of 8.65% with a floor of 4.75%. The line of credit has an interest rate equal to the Wall Street Journal Prime Rate plus 1.25%, matures in September 2017 and had an outstanding balance of $17.5 million at October 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Sales of Securities

During the second quarter of fiscal year 2016, we issued an aggregate of 12,500 unregistered Common Shares to limited partners of the Operating Partnership, upon exercise of their Exchange Rights regarding an equal number of Units. All such issuances of Common Shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such Common Shares under the Securities Act.

Share Repurchase Program

Our Board of Trustees has authorized a share repurchase program of up to $50.0 million worth of our Common Shares over a one year period. Effective September 14, 2015, as part of the implementation of the program, we established a written trading plan (“Plan”) that provides for share repurchases in open market transactions that is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The extent to which shares are repurchased and the timing of such repurchases will depend upon a variety of factors, including prevailing market conditions, regulatory requirements and other factors. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time in our discretion. The following is a summary of the Common Shares repurchased under the Plan during the second quarter of fiscal year 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
August 1 - 31, 2015	0	$0	0	$50,000,000
September 1 - 30, 2015	1,226,784	7.42	1,226,784	40,901,487
October 1 - 30, 2015	1,625,682	7.89	1,625,682	28,068,572
Total	2,852,466	$7.69	2,852,466	$28,068,572

(1)	On August 8, 2015, we publicly announced the share repurchase program to repurchase up to $50.0 million worth of our Common Shares over a one year period.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.2
Fourth Restated Trustee’s Regulations (Bylaws) of Investors Real Estate Trust, adopted on September 15, 2015 (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.1	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.2	Form of Stock Award Agreement (one-year measurement period) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.3	Form of Stock Award Agreement (two-year measurement period) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.4	Form of Stock Award Agreement (three-year measurement period) (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Commission on September 21, 2015).

31.1*	Section 302 Certification of President and Chief Executive Officer

31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer

32.1*	Section 906 Certifications of President and Chief Executive Officer

32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer

101*
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2015 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: December 10, 2015